Form 10-Q
period 1996-09-30
EL PASO ELECTRIC CO /TX/
filed 1996-11-05
CIK 31978

================================================================================
                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            -----------------------

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                      OR

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ____ TO ____

COMMISSION FILE NUMBER 0-296

                           EL PASO ELECTRIC COMPANY
            (Exact name of registrant as specified in its charter)

           TEXAS                                               74-0607870
           (State or other jurisdiction of               (I.R.S. Employer
           incorporation or organization)             Identification No.)

           303 NORTH OREGON STREET, EL PASO, TEXAS                  79901
           (Address of principal executive offices)            (Zip Code)

                                (915) 543-5711
             (Registrant's telephone number, including area code)

   INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES  X     NO
                                             -----     -----
   INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTIONS 12, 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN
CONFIRMED BY A COURT. YES  X    NO
                         -----    ------
   AS OF NOVEMBER 1, 1996, THERE WERE 59,999,981 SHARES OF THE COMPANY'S NO PAR VALUE COMMON STOCK OUTSTANDING.

===============================================================================

                           EL PASO ELECTRIC COMPANY

                              INDEX TO FORM 10-Q


                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

   Balance Sheets - September 30, 1996 and December 31, 1995............   1

   Statements of Operations - Three Months Ended September 30, 1996 and 1995; Period from February 12 to September 30, 1996, Period from
   January 1 to February 11, 1996 and Nine Months Ended
   September 30, 1995...................................................   3

   Statements of Accumulated Earnings (Deficit) - Three Months Ended September 30, 1996 and 1995; Period from February 12 to September 30, 1996, Period from January 1 to February 11, 1996 and Nine Months
   Ended September 30, 1995.............................................   5

   Statements of Cash Flows - Period from February 12 to September 30,
   1996, Period from January 1 to February 11, 1996 and Nine Months
   Ended September 30, 1995.............................................   7

   Notes to Financial Statements........................................   8

   Report on Review by Independent Certified Public Accountants.........  21

   Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations............................................  22

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings...........................................  31

   Item 5.  Other Information...........................................  33

   Item 6.  Exhibits and Reports on Form 8-K............................  34

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             EL PASO ELECTRIC COMPANY

                                  BALANCE SHEETS

                                           REORGANIZED      |    PREDECESSOR
                                             COMPANY        |      COMPANY
                                          --------------    |    ------------
                 ASSETS                   SEPTEMBER 30,     |
             (IN THOUSANDS)                    1996         |    DECEMBER 31,
                                           (UNAUDITED)      |        1995
                                          --------------    |    ------------
                                                            |
UTILITY PLANT:                                              |
   Electric plant in service.............   $1,500,914      |     $1,744,468
   Less accumulated depreciation and                        |
      amortization.......................       56,156      |        465,311
                                            ----------      |     ----------
      Net plant in service...............    1,444,758      |      1,279,157
   Construction work in progress.........       47,862      |         61,274
   Nuclear fuel; includes fuel in process                   |
      of $7,859 and $6,071, respectively.       58,060      |         82,904
   Less accumulated amortization.........       13,385      |         43,599
                                            ----------      |     ----------
      Net nuclear fuel...................       44,675      |         39,305
                                            ----------      |     ----------
         Net utility plant...............    1,537,295      |      1,379,736
                                            ----------      |     ----------
                                                            |
CURRENT ASSETS:                                             |
   Cash and temporary investments........      100,288      |        262,507
   Accounts receivable, principally                         |
     trade, net of allowance for                            |
     doubtful accounts of $6,078 and                        |
     $6,031, respectively................       62,558      |         59,233
   Inventories, at cost..................       28,266      |         32,737
   Prepayments and other.................       10,905      |          8,877
                                            ----------      |     ----------
      Total current assets...............      202,017      |        363,354
                                            ----------      |     ----------
                                                            |
LONG-TERM CONTRACT RECEIVABLE............       31,732      |         33,683
                                            ----------      |     ----------
                                                            |
DEFERRED CHARGES AND OTHER ASSETS:                          |
   Accumulated deferred income taxes,                       |
      net................................       65,802      |           -
   Decommissioning trust fund............       31,233      |         26,183
   Other.................................       21,749      |          6,935
                                            ----------      |     ----------
      Total deferred charges and other                      |
        assets...........................      118,784      |         33,118
                                            ----------      |     ----------
                                                            |
      TOTAL ASSETS.......................   $1,889,828      |     $1,809,891
                                            ==========      |     ==========

See accompanying notes to financial statements.

                           EL PASO ELECTRIC COMPANY
                          BALANCE SHEETS (CONTINUED)

                                                REORGANIZED    |  PREDECESSOR
                                                  COMPANY      |    COMPANY
                                              ---------------  |  ------------
     CAPITALIZATION AND LIABILITIES            SEPTEMBER 30,   |
      (IN THOUSANDS EXCEPT FOR SHARE DATA)          1996       |  DECEMBER 31,
                                                (UNAUDITED)    |     1995
                                              ---------------  |  ------------
                                                               |
CAPITALIZATION:                                                |
   Common stock, stated value $1 per                           |
      share, 100,000,000 shares                                |
      authorized. 59,999,981 shares issued                     |
      and outstanding as of September 30,                      |
      1996...................................   $   60,000     |   $      -
   Capital in excess of stated value.........      240,000     |          -
   Predecessor common stock, no par value,                     |
      100,000,000 shares authorized.                           |
      35,544,330 shares issued and                             |
      outstanding as of December 31, 1995....          -       |      339,097
   Accumulated earnings (deficit)............       25,937     |     (758,032)
   Net unrealized (loss) gain on marketable                    |
      securities, less applicable income tax                   |
      benefit (expense) of $20 and $(93),                      |
      respectively                                     (38)    |          172
                                                 ---------     |   ----------
         Common stock equity (deficit).......      325,899     |     (418,763)
   Preferred stock, cumulative, no par value,                  |
      2,000,000 shares authorized. Redemption                  |
      required - 1,000,000 shares  issued and                  |
      outstanding; at liquidation preference.      100,000     |          -
   Predecessor preferred stock,  cumulative,                   |
      no par value, 2,000,000 shares                           |
      authorized.                                              |
         Redemption required.................          -       |       67,266
         Redemption not required.............          -       |       14,198
   Obligations subject to compromise.........          -       |    1,608,091
   Long-term debt............................    1,074,303     |          -
   Financing and capital lease obligations...       28,173     |          -
                                                ----------     |   ----------
            Total capitalization.............    1,528,375     |    1,270,792
                                                ----------     |   ----------
                                                               |
CURRENT LIABILITIES:                                           |
   Current maturities of financing and                         |
      capital lease obligations..............       27,755     |          -
   Accounts payable, principally trade.......       33,495     |       34,900
   Taxes accrued other than federal income                     |
      taxes..................................       27,058     |       24,629
   Interest accrued..........................       23,252     |          -
   Net overcollection of fuel revenues.......        2,305     |       53,788
   Revenues subject to refund................          -       |       35,582
   Other.....................................       19,514     |       14,266
                                                ----------     |   ----------
         Total current liabilities...........      133,379     |      163,165
                                                ----------     |   ----------
                                                               |
DEFERRED CREDITS AND OTHER LIABILITIES:                        |
   Accumulated deferred income taxes.........          -       |       70,010
   Accumulated deferred investment tax                         |
      credits................................          -       |       78,275
   Deferred gain on sales and leasebacks.....          -       |      128,478
   Decommissioning...........................       88,105     |       47,245
   Accrued postretirement benefit liability..       70,427     |       20,298
   Accrued pension liability.................       35,192     |       14,163
   Other.....................................       34,350     |       17,465
                                                ----------     |   ----------
         Total deferred credits and other                      |
            liabilities......................      228,074     |      375,934
                                                               |
COMMITMENTS AND CONTINGENCIES                                  |
                                                               |
         TOTAL CAPITALIZATION AND                              |
            LIABILITIES......................   $1,889,828     |   $1,809,891
                                                ==========     |   ==========

See accompanying notes to financial statements.

                           EL PASO ELECTRIC COMPANY
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS EXCEPT FOR SHARE DATA)

                                            REORGANIZED    |    PREDECESSOR
                                              COMPANY      |      COMPANY
                                           -------------   |    -------------
                                               THREE       |       THREE
                                              MONTHS       |       MONTHS
                                               ENDED       |       ENDED
                                           SEPTEMBER 30,   |   SEPTEMBER 30,
                                               1996        |       1995
                                           -------------   |   -------------
                                                           |
OPERATING REVENUES:                                        |
   Base revenues........................     $   131,955   |    $   127,128
   Fuel revenues and economy sales......          33,645   |         20,039
   Other................................           1,056   |          1,010
                                             -----------   |    -----------
                                                 166,656   |        148,177
                                             -----------   |    -----------
OPERATING EXPENSES:                                        |
   Operation:                                              |
      Fuel..............................          30,052   |         19,562
      Purchased and interchanged power..           5,326   |          4,863
                                             -----------   |    -----------
                                                  35,378   |         24,425
      Other.............................          32,295   |         51,887
   Maintenance..........................           8,820   |          7,791
   Depreciation and amortization........          22,584   |         14,217
   Taxes:                                                  |
      Federal income tax expense........          10,635   |          4,759
      State income tax expense (benefit)           2,379   |             (9)
      Other.............................          10,202   |         13,932
                                             -----------   |    -----------
                                                 122,293   |        117,002
                                             -----------   |    -----------
OPERATING INCOME........................          44,363   |         31,175
                                             -----------   |    -----------
OTHER INCOME (DEDUCTIONS):                                 |
   Gain on sale of investment...........           3,844   |            -
   Investment income....................           1,245   |            -
   Other, net...........................            (333)  |           (550)
   Federal income tax (expense) benefit           (1,715)  |             71
      applicable to other income........     -----------   |    -----------
                                                   3,041   |           (479)
                                             -----------   |    -----------
INCOME BEFORE INTEREST CHARGES..........          47,404   |         30,696
                                             -----------   |    -----------
INTEREST CHARGES (CREDITS):                                |
   Interest on long-term debt...........          24,230   |            -
   Other interest.......................           1,806   |            -
   Interest during reorganization.......             -     |         19,492
   Interest capitalized and deferred....          (1,402)  |         (1,054)
                                             -----------   |    -----------
                                                  24,634   |         18,438
                                             -----------   |    -----------
INCOME BEFORE REORGANIZATION ITEMS                         |
   (EXPENSE), NET OF INCOME TAX                            |
   EXPENSE..............................          22,770   |         12,258
REORGANIZATION ITEMS (EXPENSE), NET OF                     |
   INCOME TAX EXPENSE (NOTE B)..........             -     |           (658)
                                             -----------   |    -----------
NET INCOME..............................          22,770   |         11,600
PREFERRED STOCK DIVIDEND REQUIREMENTS...           2,977   |            -
                                             -----------   |    -----------
NET INCOME APPLICABLE TO COMMON STOCK...     $    19,793   |    $    11,600
                                             ===========   |    ===========
NET INCOME PER WEIGHTED AVERAGE SHARE                      |
   OF COMMON STOCK......................     $      0.33   |    $      0.33
                                             ===========   |    ===========
WEIGHTED AVERAGE NUMBER OF COMMON                          |
   SHARES OUTSTANDING...................      59,999,981   |     35,544,330
                                             ===========   |    ===========

See accompanying notes to financial statements.

                           EL PASO ELECTRIC COMPANY
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS EXCEPT FOR SHARE DATA)

                                     REORGANIZED  |
                                       COMPANY    |      PREDECESSOR COMPANY
                                    ------------- | ----------------------------
                                     PERIOD FROM  |  PERIOD FROM       NINE
                                     FEBRUARY 12  |   JANUARY 1       MONTHS
                                         TO       |      TO            ENDED
                                    SEPTEMBER 30, |  FEBRUARY 11,  SEPTEMBER 30,
                                        1996      |      1996          1995
                                    ------------- |  ------------  -------------
                                                  |
OPERATING REVENUES:                               |
   Base revenues...................  $   306,656  |  $    44,679    $   331,132
   Fuel revenues and economy sales.       71,755  |        9,849         51,274
   Other...........................        2,540  |          421          2,843
                                     -----------  |  -----------    -----------
                                         380,951  |       54,949        385,249
                                     -----------  |  -----------    -----------
OPERATING EXPENSES:                               |
   Operation:                                     |
      Fuel.........................       62,893  |       10,125         51,842
      Purchased and interchanged                  |
         power.....................       13,503  |        2,282         12,531
                                     -----------  |  -----------    -----------
                                          76,396  |       12,407         64,373
      Other........................       79,491  |       23,559        155,096
   Maintenance.....................       24,282  |        4,743         32,695
   Depreciation and amortization...       56,953  |        6,577         42,456
   Taxes:                                         |
      Federal income tax expense                  |
         (benefit).................       15,902  |       (2,700)        (8,589)
      State income tax expense                    |
         (benefit).................        3,932  |         (866)        (2,284)
      Other........................       30,789  |        6,140         40,526
                                     -----------  |  -----------    -----------
                                         287,745  |       49,860        324,273
                                     -----------  |  -----------    -----------
OPERATING INCOME...................       93,206  |        5,089         60,976
                                     -----------  |  -----------    -----------
OTHER INCOME (DEDUCTIONS):                        |
   Gain on sale of investment......        3,844  |          -              -
   Investment income...............        3,482  |          -              -
   Other, net......................         (449) |           50           (601)
   Federal income tax expense                     |
      applicable to other income...       (2,529) |          (35)          (158)
                                     -----------  |  -----------    -----------
                                           4,348  |           15           (759)
                                     -----------  |  -----------    -----------
INCOME BEFORE INTEREST CHARGES.....       97,554  |        5,104         60,217
                                     -----------  |  -----------    -----------
INTEREST CHARGES (CREDITS):                       |
   Interest on long-term debt......       62,937  |          -              -
   Other interest..................        4,376  |          -              -
   Interest during reorganization..          -    |        9,569         72,471
   Interest capitalized and                       |
      deferred.....................       (3,718) |         (412)        (2,933)
                                     -----------  |  -----------    -----------
                                          63,595  |        9,157         69,538
                                     -----------  |  -----------    -----------
INCOME (LOSS) BEFORE REORGANIZATION               |
   ITEMS (EXPENSE), NET OF INCOME                 |
   TAX BENEFIT (EXPENSE) AND                      |
   EXTRAORDINARY GAIN ON DISCHARGE                |
   OF DEBT.........................       33,959  |       (4,053)        (9,321)
REORGANIZATION ITEMS (EXPENSE),                   |
   NET OF INCOME TAX BENEFIT                      |
   (EXPENSE) (NOTE B)..............          -    |      122,251         (5,129)
                                     -----------  |  -----------    -----------
INCOME (LOSS) BEFORE EXTRAORDINARY                |
   GAIN ON DISCHARGE OF DEBT.......       33,959  |      118,198        (14,450)
EXTRAORDINARY GAIN ON DISCHARGE                   |
   OF DEBT (NOTE B)................          -    |      264,273            -
                                     -----------  |  -----------    -----------
NET INCOME (LOSS)..................       33,959  |      382,471        (14,450)
PREFERRED STOCK DIVIDEND                          |
   REQUIREMENTS....................        7,426  |          -              -
                                     -----------  |  -----------    -----------
NET INCOME (LOSS) APPLICABLE TO                   |
   COMMON STOCK....................  $    26,533  |  $   382,471    $   (14,450)
                                     ===========  |  ===========    ===========
NET INCOME (LOSS) PER WEIGHTED                    |
   AVERAGE SHARE OF COMMON STOCK:                 |
   Income (loss) before                           |
      extraordinary gain on                       |
      discharge of debt............  $      0.44  |  $      3.33    $     (0.41)
   Extraordinary gain on discharge                |
      of debt......................          -    |         7.43            -
                                     -----------  |  -----------    -----------
      Net income (loss)............  $      0.44  |  $     10.76    $     (0.41)
                                     ===========  |  ===========    ===========
WEIGHTED AVERAGE NUMBER OF                        |
   COMMON SHARES OUTSTANDING.......   59,999,981  |   35,544,330     35,544,330
                                     ===========  |  ===========    ===========

See accompanying notes to financial statements.

                           EL PASO ELECTRIC COMPANY
                 STATEMENTS OF ACCUMULATED EARNINGS (DEFICIT)
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                  REORGANIZED  |    PREDECESSOR
                                                    COMPANY    |      COMPANY
                                                 ------------- |   -------------
                                                    THREE      |       THREE
                                                    MONTHS     |       MONTHS
                                                    ENDED      |       ENDED
                                                 SEPTEMBER 30, |   SEPTEMBER 30,
                                                    1996       |       1995
                                                 ------------- |   -------------
                                                               |
ACCUMULATED EARNINGS (DEFICIT) AT                              |
   BEGINNING OF PERIOD.......................       $ 6,144    |     $(750,763)
                                                               |
ADD:                                                           |
   Net income................................        22,770    |        11,600
                                                    -------    |     ---------
                                                     22,770    |        11,600
                                                    -------    |     ---------
DEDUCT:                                                        |
   Cumulative preferred stock dividend                         |
      requirement (in kind)..................         2,977    |           -
                                                    -------    |     ---------
                                                      2,977    |           -
                                                    -------    |     ---------
ACCUMULATED EARNINGS (DEFICIT) AT END OF                       |
   PERIOD....................................       $25,937    |     $(739,163)
                                                    =======    |     =========

See accompanying notes to financial statements.

                           EL PASO ELECTRIC COMPANY
                 STATEMENTS OF ACCUMULATED EARNINGS (DEFICIT)
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                      REORGANIZED  |
                                        COMPANY    |    PREDECESSOR COMPANY
                                     ------------- | --------------------------
                                      PERIOD FROM  | PERIOD FROM       NINE
                                      FEBRUARY 12  |  JANUARY 1       MONTHS
                                          TO       |     TO           ENDED
                                     SEPTEMBER 30, | FEBRUARY 11,  SEPTEMBER 30,
                                         1996      |     1996          1995
                                     ------------- | ------------  -------------
                                                   |
ACCUMULATED EARNINGS (DEFICIT) AT                  |
   BEGINNING OF PERIOD.............    $   -       |   $(758,032)    $(724,713)
                                                   |
ADD:                                               |
   Net income (loss)...............     33,959     |     382,471       (14,450)
   Elimination of predecessor                      |
      equity accounts (Note A).....        -       |     375,561           -
                                       -------     |   ---------     ---------
                                        33,959     |     758,032       (14,450)
                                       -------     |   ---------     ---------
DEDUCT:                                            |
   Cumulative preferred stock                      |
      dividend requirement (in                     |
      kind)........................      7,426     |          -             -
   Capital stock expense...........        596     |          -             -
                                       -------     |   ---------     ---------
                                         8,022     |          -             -
                                       -------     |   ---------     ---------
ACCUMULATED EARNINGS (DEFICIT) AT                  |
   END OF PERIOD...................    $25,937     |   $      -      $(739,163)
                                       =======     |   =========     =========

See accompanying notes to financial statements.

                           EL PASO ELECTRIC COMPANY
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                     REORGANIZED  |
                                       COMPANY    |     PREDECESSOR COMPANY
                                    ------------- | ----------------------------
                                     PERIOD FROM  | PERIOD FROM        NINE
                                     FEBRUARY 12  |  JANUARY 1        MONTHS
                                         TO       |      TO           ENDED
                                    SEPTEMBER 30, | FEBRUARY 11,   SEPTEMBER 30,
                                        1996      |     1996           1995
                                    ------------- | ------------   -------------
                                                  |
CASH FLOWS FROM OPERATING                         |
   ACTIVITIES:                                    |
   Net income (loss)...............   $ 33,959    |  $   382,471    $(14,450)
   Adjustments to reconcile net                   |
      income (loss) to net cash                   |
      provided by operating                       |
      activities:                                 |
      Depreciation and amortization     71,129    |        8,246      52,079
      Deferred income taxes and                   |
         investment tax credit,                   |
         net.......................     22,349    |       (3,116)    (18,953)
      Reorganization items, net of                |
         income tax benefit........        -      |     (122,251)        -
      Extraordinary gain on                       |
         discharge of debt.........        -      |     (264,273)        -
      Gain on sale of investment...     (3,844)   |          -           -
      Other operating activities...      2,011    |         (805)     (5,274)
   Change in:                                     |
      Accounts receivable..........     (3,746)   |        5,429      (8,746)
      Inventories..................         24    |           90       1,315
      Prepayments and other........     (4,152)   |           34         203
      Long-term contract                          |
         receivable................      1,658    |          293          (3)
      Obligations subject to                      |
         compromise................        -      |        9,430      50,855
      Accounts payable.............     (7,758)   |       (6,859)     (1,773)
      Interest accrued.............     23,137    |          -           -
      Net overcollection of fuel                  |
         revenues..................     (7,767)   |          417      14,421
      Revenues subject to refund...        -      |        2,785      18,211
      Other current liabilities....      1,955    |         (152)     13,837
      Deferred charges and credits.     (5,411)   |        1,441      12,300
                                      --------    |  -----------    --------
         NET CASH PROVIDED BY                     |
            OPERATING ACTIVITIES...    123,544    |       13,180     114,022
                                      --------    |  -----------    --------
CASH FLOWS FROM INVESTING                         |
   ACTIVITIES (NOTE B):                           |
   Additions to utility plant......    (39,650)   |       (8,231)    (68,063)
   Proceeds from sale of                          |
      investment...................     20,183    |          -           -
   Other investing activities......       (249)   |           55         182
                                      --------    |  -----------    --------
      NET CASH USED FOR INVESTING                 |
         ACTIVITIES................    (19,716)   |       (8,176)    (67,881)
                                      --------    |  -----------    --------
CASH FLOWS FROM FINANCING                         |
   ACTIVITIES (NOTE B):                           |
   Proceeds from issuance of                      |
      preferred stock..............        -      |       97,500         -
   Proceeds from issuance of                      |
      long-term debt...............        -      |      778,120         -
   Redemption of obligations                      |
      subject to compromise........        -      |   (1,131,695)     (1,211)
   Repurchase of long-term debt....    (64,023)   |          -           -
   Proceeds from financing and                    |
      capital lease obligations....     14,890    |       43,309         -
   Redemption of financing and                    |
      capital lease obligations....     (8,556)   |          -           -
   Capital stock expense...........       (596)   |          -           -
                                      --------    |  -----------    --------
         NET CASH USED FOR                        |
            FINANCING ACTIVITIES...    (58,285)   |     (212,766)     (1,211)
                                      --------    |  -----------    --------
NET INCREASE (DECREASE) IN CASH AND               |
   TEMPORARY INVESTMENTS...........     45,543    |     (207,762)     44,930
CASH AND TEMPORARY INVESTMENTS AT                 |
   BEGINNING OF PERIOD.............     54,745    |      262,507     208,584
                                      --------    |  -----------    --------
CASH AND TEMPORARY INVESTMENTS                    |
   AT END OF PERIOD................   $100,288    |  $    54,745    $253,514
                                      ========    |  ===========    ========
SUPPLEMENTAL DISCLOSURES OF CASH                  |
   FLOW INFORMATION:                              |
   Cash paid for:                                 |
      Income taxes.................   $    353    |  $       -      $  2,750
      Interest.....................     32,911    |        8,580      62,794
      Reorganization items                        |
         (expense), professional                  |
         fees and other............      4,928    |        2,279       9,948
                                      ========    |  ===========    ========

See accompanying notes to financial statements.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

A.  PRINCIPLES OF PREPARATION

    Pursuant to the rules and regulations of the Securities and Exchange Commission, certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in financial statements prepared in accordance with generally accepted accounting principles.

    These condensed financial statements should be read in conjunction with the financial statements and notes thereto in the Annual Report of El Paso Electric Company (the "Company") on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K"). In the opinion of management of the Company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company at September 30, 1996, and the results of operations for the three months ended September 30, 1996 and 1995 and for the period from February 12 to September 30, 1996, for the period January 1 to February 11, 1996 and for the nine months ended September 30, 1995 and cash flows for the period from February 12 to September 30, 1996, for the period January 1 to February 11, 1996 and for the nine months ended September 30, 1995.

FRESH-START REPORTING

    On January 8, 1992, El Paso Electric Company (the "Predecessor Company") filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Western District of Texas, Austin Division (the "Bankruptcy Court"). The Bankruptcy Court entered an order dated January 9, 1996, confirming the Predecessor Company's Fourth Amended Plan of Reorganization (the "Plan"). On February 12, 1996, the Plan became effective (the "Effective Date") and the Company emerged from bankruptcy (the "Reorganization") as an independent investor-owned utility (the "Reorganized Company" or the "Company").

    In connection with the emergence from bankruptcy, the Company adopted fresh-start reporting in accordance with the requirements of Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). The application of SOP 90-7 resulted in the creation of a new reporting entity having no retained earnings or accumulated deficit.

    In applying fresh-start reporting, the Company determined, on the Effective Date, its reorganization value which was allocated to the Company's assets and recorded liabilities at their fair values. The Company determined its reorganization value by determining the value of its capital structure, exclusive of operational liabilities, based on management's estimates of future operating results. Debt securities and preferred stock were reflected at face value and common stockholders' equity was valued at $300 million. The value of the capital structure plus operational liabilities, equaled reorganization value. Reorganization value necessarily assumes that the Reorganized

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

Company will achieve its estimated future operating results in all material respects. If such results are not achieved, the value of the Reorganized Company could be materially different.

    Reorganization value was allocated first to assets, such as cash and temporary investments, receivables and inventories, which have readily determinable fair values, and which generally approximate their historic values. The remaining balance represents the value attributable to the Company's integrated utility system. The Company determined that no value is attributable to identifiable intangible assets. Such intangible assets do not allow the Company to receive values in excess of what would otherwise be obtained, therefore, the entire remaining balance was allocated to utility plant in service.

    The Reorganization had significant impacts on the financial statements of the Reorganized Company, including the creation of a new reporting entity upon emergence from bankruptcy through the application of fresh-start reporting pursuant to SOP 90-7. Accordingly, the Company's post-Reorganization balance sheets and the statement of operations, which reflect the application of fresh-start reporting, have not been prepared on a consistent basis with the pre-Reorganization financial statements and are not comparable in all respects to the financial statements prior to the Reorganization. The significant adjustments made in fresh-start reporting resulted in (i) decreased operation expense and increased depreciation expense due to the reacquisition of previously sold and leased back generation facilities and due to accelerated depreciation expense on a portion of the reorganization value assigned to certain plant assets; (ii) increased interest expense due to the changes in the Company's capital structure; and (iii) increased operating revenues related to a rate increase in the Company's Texas jurisdiction. For accounting purposes, the inception date of the Reorganized Company is deemed to be February 12, 1996. A vertical line is shown in the financial statements to separate the Reorganized Company from the Predecessor Company since the financial statements have not been prepared on a consistent basis of accounting.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

     The effects of the Reorganization and fresh-start reporting on the Company's balance sheet as of February 11, 1996 are as follows (In thousands):

                                     PREDECESSOR          (a)             (b)           (c)              (d)           REORGANIZED
                                       COMPANY                        DISCHARGE      SETTLEMENT                          COMPANY
                                     FEBRUARY 11,     REQUISITION         OF            WITH          FRESH-START      FEBRUARY 11,
                                         1996          OF PLANT          DEBT       STOCKHOLDERS      ADJUSTMENTS         1996
                                     ------------     -----------     ---------     ------------      -----------      -----------
UTILITY PLANT:
   Net plant in service...........   $1,278,617       $ 227,656       $    -        $    -             $(24,726)        $1,481,547
   Construction work in progress..       50,793            -               -             -                 -                50,793
   Net nuclear fuel...............       42,668            -               -             -                 -                42,668
                                     ----------      ----------       ---------     ---------          --------         ----------
      Net utility plant...........    1,372,078         227,656            -             -              (24,726)         1,575,008
CURRENT ASSETS:
   Cash and temporary investments.      266,442            -           (211,697)         -                 -                54,745
   Accounts receivable............       55,362            -               -             -                2,250             57,612
   Inventories....................       32,647            -               -             -               (4,357)            28,290
   Prepayments and other..........        6,753            -               -             -                 -                 6,753
                                     ----------      ----------       ---------     ---------          --------         ----------
         Total current assets....       361,204            -           (211,697)         -               (2,107)           147,400
LONG-TERM CONTRACT RECEIVABLE....        33,390            -               -             -                 -                33,390

DEFERRED CHARGES AND OTHER
   ASSETS:
   Accumulated deferred income
      taxes......................          -               -               -             -               88,131             88,131
   Decommissioning trust fund....        26,736            -               -             -                 -                26,736
   Other.........................         7,851            -             14,241          -               11,000             33,092
                                     ----------      ----------       ---------     ---------          --------         ----------
         Total deferred charges
            and other assets.....        34,587            -             14,241          -               99,131            147,959
                                     ----------      ----------       ---------     ---------          --------         ----------
         TOTAL ASSETS............    $1,801,259      $  227,656       $(197,456)    $    -             $ 72,298         $1,903,757
                                     ==========      ==========       =========     =========          ========         ==========
CAPITALIZATION:
   Common stock..................    $     -         $     -          $ 255,000     $  45,000          $   -            $  300,000
   Predecessor common stock......       339,097            -               -         (339,097)             -                  -
   Accumulated earnings (deficit)      (731,431)         (6,783)        264,273       375,561            98,380               -
   Net unrealized gain on
      marketable securities,
      net of tax.................           172            -               -             -                 (172)              -
                                     ----------      ----------       ---------     ---------          --------         ----------
         Common stock equity
            deficit..............      (392,162)         (6,783)        519,273        81,464            98,208            300,000
   Preferred stock...............          -               -            100,000          -                 -               100,000
   Predecessor preferred stock...        81,464            -               -          (81,464)             -                  -
   Obligations subject to
      compromise.................     1,645,277         361,597      (2,006,874)         -                 -                  -
   Long-term debt and financing
      and capital lease
      obligations................          -               -          1,164,328          -                 -             1,164,328
                                     ----------      ----------       ---------     ---------          --------         ----------
         Total capitalization....     1,334,579         354,814        (223,273)         -               98,208          1,564,328
CURRENT LIABILITIES:
   Current maturities of
      financing and capital
      lease obligations..........          -              -              24,213          -                 -                24,213
   Accounts payable..............        41,253           -                -             -                 -                41,253
   Taxes accrued other than
      federal income taxes.......        24,540           -                -             -                 -                24,540
   Net overcollection of fuel
      revenues...................        13,327           -              (3,255)         -                 -                10,072
   Other.........................        14,395           -                 332          -               (1,960)            12,767
                                     ----------      ----------       ---------     ---------          --------         ----------
         Total current
            liabilities..........        93,515           -              21,290          -               (1,960)           112,845
DEFERRED CREDITS AND OTHER
   LIABILITIES:
   Accumulated deferred income
      taxes......................        67,803           -                -             -              (67,803)              -
   Accumulated deferred
      investment tax credits.....        77,950           -                -             -              (77,950)              -
   Deferred gain on sales and
      leasebacks.................       127,673        (127,158)           -             -                 (515)              -
   Decommissioning...............        48,349           -                -             -               36,127             84,476
   Accrued postretirement benefit
      liability..................        21,500           -                -             -               52,340             73,840
   Accrued pension liability.....         7,941           -               5,575          -               21,738             35,254
   Other.........................        21,949           -              (1,048)         -               12,113             33,014
                                     ----------      ----------       ---------     ---------          --------         ----------
         Total deferred credits
            and other liabilities       373,165        (127,158)          4,527          -              (23,950)           226,584
                                     ----------      ----------       ---------     ---------          --------         ----------
         TOTAL CAPITALIZATION
            AND LIABILITIES.....     $1,801,259      $  227,656       $(197,456)    $    -             $ 72,298         $1,903,757
                                     ==========      ==========       =========     =========          ========         ==========

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

(a) To record, at fair value, the reacquisition of the previously sold and leased-back generation facilities at the Palo Verde Nuclear Generating Station ("Palo Verde") and the recognition of the related allowed claims in excess of the amounts recorded on the Predecessor Company's balance sheet.

(b) To record the settlement with the Predecessor Company's creditors including the issuance of $945.8 million of first mortgage bonds, $100 million of preferred stock, a draw of $43.3 million on the revolving credit facility related to the financing of nuclear fuel, the issuance of $255 million of the Reorganized Company's common stock, and the carry forward of approximately $206 million of pollution control revenue bonds and other miscellaneous claims of the Predecessor Company.

(c) To record the settlement with the previous common and preferred stockholders of the Predecessor Company including the cancellation of the Predecessor Company's common and preferred stock and the issuance of approximately 3% and 12%, respectively, of the Reorganized Company's common stock.

(d) To record the adjustments that reflect the assets and liabilities at their fair values and to adjust the accumulated deficit to zero.

B.  EMERGENCE FROM BANKRUPTCY

THE REORGANIZATION

    The Reorganization became effective immediately prior to the consummation of the sale by the Reorganized Company in an underwritten offering of $794 million of first mortgage bonds and $100 million of 11.4% preferred stock. The net proceeds of approximately $875.6 million were distributed to the Predecessor Company's creditors pursuant to the Plan. In addition, the Reorganized Company issued $151.8 million aggregate principal amount of first mortgage bonds and approximately 60 million shares of common stock, and paid approximately $150 million of cash (in addition to the net cash proceeds of the underwritten offering) to holders of allowed claims and interests in the Reorganization. The interest rates on the five series of first mortgage bonds range from 7.25% to 9.40% per annum and maturities range from three to fifteen years.

    At September 30, 1996, the capital structure of the Company consists of approximately $1,102 million of long-term debt, $100 million of redeemable preferred stock and approximately $326 million of common stock equity. The Company has a $100 million revolving credit facility to finance nuclear fuel purchases and to provide working capital. Approximately $50.2 million of this revolving credit facility has been drawn to finance nuclear fuel, of which approximately $24.1 million is included in the long term debt described above.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

    Under the Reorganization, the Predecessor Company's total obligations subject to compromise of $2,007 million (including obligations related to leases on portions of Palo Verde that represented $700 million of allowed claims in the Bankruptcy Case) were extinguished and the creditors received a combination of cash and newly issued debt and equity securities of the Reorganized Company. The discharge of obligations subject to compromise for less than their recorded amounts resulted in an extraordinary gain on discharge of debt of $264.3 million. Pursuant to the Plan, all of the Predecessor Company's common and preferred stock was cancelled and the holders of such securities received approximately 15% of the Reorganized Company's common stock and the right to receive certain litigation recoveries, if any.

    In addition, in connection with the extinguishment of Palo Verde lease obligations on the Effective Date, in accordance with Palo Verde license amendments issued by the United States Nuclear Regulatory Commission, arrangements pursuant to which the Predecessor Company sold and leased back portions of its interest in Palo Verde were terminated and the Reorganized Company reacquired such interests. The Reorganized Company has agreed to indemnify certain parties to the sale/leaseback transactions against possible tax liabilities related thereto. See Note D.

    A final order in Docket No. 12700 (the "Agreed Order") was entered on August 30, 1995 by the Public Utility Commission of Texas (the "Texas Commission") and became effective on the Effective Date. The Agreed Order implemented certain provisions of a settlement (the "Rate Stipulation") dated July 27, 1995 among the Company and substantially all of the other parties to Docket No. 12700, a rate proceeding in Texas. Among other things, under the Rate Stipulation (i) the Company received a one-time annual increase in Texas retail base rates of approximately $24.9 million; (ii) the Company's base rates for most customers in Texas were fixed at this increased level for ten years beginning August 2, 1995 (the "Freeze Period"); (iii) the City of El Paso granted the Company a new franchise that extends through the Freeze Period; (iv) the Company will retain 75% during the first five years of the Freeze Period and 50% during the remainder of the Freeze Period of (A) the revenues generated by providing third-party transmission services and (B) profit margins from certain off-system power sales; (v) no refunds or surcharges were made to customers with respect to fuel costs and revenues for the period from July 1993 through June 1995; and (vi) all appeals of Texas Commission orders concerning the Company and all outstanding Texas Commission dockets concerning the Company's rates were resolved.

    The Reorganization also provided for many other matters, including the satisfaction or disposition of various types of claims against the Predecessor Company, the assumption of certain leases and agreements, the reconstitution of the board of directors following the Effective Date and the entry into employment and other arrangements with certain members of management.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

    Reorganization items (expense), net of income tax benefit (expense) recorded by the Predecessor Company consisted of the following (In thousands):

                                                     PREDECESSOR COMPANY
                                          -------------------------------------
                                            PERIOD FROM             NINE
                                             JANUARY 1             MONTHS
                                                TO                 ENDED
                                            FEBRUARY 11,        SEPTEMBER 30,
                                               1996                 1995
                                          ---------------       -------------
Adjustments of assets and liabilities
 to fair value..........................   $   (59,711)            $   -
Rate Stipulation........................        71,579                 -
Provisions for settlement of claims.....       (34,317)                -
Deferred income tax benefit related to
   Reorganization.......................       158,091                 -
Professional fees and other expenses....       (14,348)             (12,354)
Interest earned on accumulated cash
   resulting from Bankruptcy Case,
   net of income tax expense............           957                7,225
                                           -----------             --------
                                           $   122,251             $ (5,129)
                                           ===========             ========

    Non-cash investing and financing activities recorded by the Company consisted of the following (In thousands):

                                     REORGANIZED  |
                                       COMPANY    |     PREDECESSOR COMPANY
                                    ------------- | ----------------------------
                                     PERIOD FROM  | PERIOD FROM        NINE
                                     FEBRUARY 12  |  JANUARY 1        MONTHS
                                         TO       |      TO           ENDED
                                    SEPTEMBER 30, | FEBRUARY 11,   SEPTEMBER 30,
                                        1996      |    1996            1995
                                    ------------- | ------------   -------------
                                                  |
Reorganized Common Stock                          |
  exchanged for Predecessor Common                |
  and Preferred Stock..............     $  -      |   $ 45,000          $  -
Reorganized Common Stock                          |
  exchanged for settlement of                     |
  obligations subject to                          |
  compromise.......................        -      |    255,000             -
Long-term debt exchanged for                      |
  settlement of obligations subject               |
  to compromise....................        -      |    151,834             -
Plant in service reacquired through               |
  incurring obligation subject to                 |
  compromise.......................        -      |    227,656             -


                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

C.  RATE MATTERS

    For a full discussion on the Company's rate matters, see Note C of Notes to Financial Statements in the 1995 Form 10-K.

RECENT CHANGES IN UTILITY REGULATION

    In April 1996, the Federal Energy Regulatory Commission ("FERC") issued two closely related final rules related to transmission services that will promote restructuring in the electric power industry. The Company has begun the process of complying with the requirements of the new rules, but cannot predict the full impacts they may ultimately have on its operations and financial condition. The first set of rules ("FERC Order 888") required the Company to establish and file an open access transmission tariff with the FERC under which transmission customers will be able to obtain network or point-to-point transmission service and certain ancillary services at cost-based rates. The rules also provide for the quantification and recovery of "stranded investment" if former power customers become transmission-only customers, providing a mechanism for the recovery of "wholesale" stranded costs if the utility had a reasonable expectation of continuing to provide service to the departing customer. The rules establish criteria under which stranded investment will be evaluated for contracts entered into prior to July 11, 1994 and for stranded investment resulting from the formation of any new municipal utilities. See Note E. Recovery of stranded investment under contracts entered into after July 10, 1994 will be governed by the terms of those contracts.

    The second set of rules ("FERC Order 889") (i) requires the Company to establish an Open Access Same-time Information System ("OASIS") that must contain prescribed information, (ii) establishes standards of conduct for transmitting utilities, and (iii) requires the functional separation of the transmission/reliability function and the wholesale marketing/merchant function. The OASIS and the standards of conduct are intended to make transmission-related information available to all parties interested in obtaining transmission services on a basis consistent with that available to a utility's merchant employees or an affiliate's employees. The requirements of FERC Order 889 must be met by January 1, 1997.

    The FERC also issued a new notice of proposed rulemaking on Capacity Reservation Open Access Transmission Tariffs. Under the proposed rules, utilities and all other power market participants would reserve firm rights to transfer power between designated receipt and delivery points.

FERC OPEN ACCESS FILING

    The Company has filed its open access transmission tariff (Docket No. OA96-200) with the FERC pursuant to FERC Order 888. Several parties (including the City of Las Cruces, other utilities and several other wholesale power suppliers) have intervened and have filed protests to the

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

Company's tariff. Issues raised by the intervenors include rates and the terms and conditions of the Company's tariff. A decision by the FERC on all rate matters is expected in the second half of 1997.

NEW MEXICO RATE PROCEEDING

    In October 1996, the New Mexico Public Utility Commission (the "New Mexico Commission") issued an order in Case No. 2722, formally docketing an investigation into the Company's rates. The order was issued in part because of complaints filed by two individuals and in part because, unlike other New Mexico utilities, the Company has not had its rates reviewed since 1990.

    The Company does not currently have an agreement with New Mexico regulatory authorities or parties to past New Mexico regulatory proceedings comparable to the Rate Stipulation. Consequently, certain interested parties may challenge the Company's rates in New Mexico and, in such a proceeding, such parties could assert that certain assets should be valued on a "fair value" basis, instead of the historic original cost basis, for rate making purposes. In addition, the New Mexico Commission could assert that it is within the New Mexico Commission's discretion to value the Company's property for rate making purposes on this same "fair value" basis. Since this would be a departure from the New Mexico Commission's historic precedent, the Company cannot determine whether such a valuation basis could result in decreased rates for New Mexico retail customers.

    The Company was ordered to file a rate filing package, including cost of service data and supporting testimony. Pursuant to an extension granted on October 21, 1996, the rate filing package must be filed by March 3, 1997. The Company cannot predict what action the New Mexico Commission may take as a result of this proceeding.

SALES TO MEXICO

    The Company has an interchange agreement with the Comision Federal de Electricidad (the national electric utility of Mexico) ("CFE") to provide up to 200 MW of capacity and associated energy to CFE over a base term that began May 1, 1991 and ends December 31, 1996. The agreement may be extended monthly thereafter by mutual agreement of the parties.

    In September 1996, CFE issued a request for proposal to the Company and eight other United States companies for the sale and delivery of up to 200 MW of firm capacity and associated energy to CFE for one year beginning January 1, 1997. On September 13, 1996, Enron Power Marketing, Inc. ("Enron"), a wholesale power marketer and one of the companies invited by CFE to submit a bid, filed a complaint before the FERC seeking emergency relief and requesting the FERC to direct the Company to enter into an agreement with Enron to provide Enron with firm point-to-point transmission service to CFE.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

    In October 1996, the FERC issued an order requiring the Company to provide Enron with firm point-to-point transmission service over the Company's transmission system to substation facilities near the border. The FERC, however, concurred with the Company's position that the FERC does not have jurisdiction to order transmission across the border, suggesting that the Department of Energy ("DOE") has such jurisdiction. In its ruling, the FERC encouraged the DOE to act expeditiously to require the Company to provide Enron with such service. The Company has filed an application for rehearing with the FERC requesting that it modify its order.

    In response to the FERC's order, Enron filed with the DOE an Emergency Application for Supplemental Orders Authorizing Electricity Export to Mexico. In its application, Enron outlined the decision of the FERC and requested that the DOE act by October 11, 1996 to authorize Enron to export power to Mexico over the Company's transmission system. On October 30, 1996, the DOE issued a Notice of Delegation and Assignment which delegated to the FERC its authority to carry out the DOE's duties in this case. The DOE also stated that as a matter of policy, the DOE strongly supports the emergence of a more competitive wholesale electricity market. On November 1, 1996, the Company requested that the FERC give the Company until at least December 2, 1996 to respond to these latest developments. In its request, the Company agreed to voluntarily provide access to a winning bidder, if someone other than the Company, pending resolution of this jurisdictional dispute. The Company's agreement to provide such voluntary access in no way prejudices the Company's position, which remains that under current law provision of such access is not required. Also on November 1, 1996, Enron submitted a letter to the FERC in which it asked the FERC to exercise the authority delegated to it by the DOE before November 7, 1996. The Company cannot predict the procedural schedule by which the FERC might address these issues.

D.  COMMITMENTS AND CONTINGENCIES

    For a full discussion of commitments and contingencies, including environmental matters related to the Company, see Note J of Notes to Financial Statements in the 1995 Form 10-K. In addition, see Note E of Notes to Financial Statements in the 1995 Form 10-K regarding matters related to Palo Verde, including liability and insurance matters, decommissioning and operation of steam generators.

SALE/LEASEBACK INDEMNIFICATION OBLIGATIONS

    Pursuant to the participation agreements and leases entered into in the sale/leaseback transactions, if the lessors incur additional tax liability or other loss as a result of federal or state tax assessments related to the sale/leaseback transactions, the lessors may have claims against the Company for indemnification. Pursuant to settlement agreements entered into between the Company and the lessors under the Palo Verde Leases, certain of the Company's indemnity obligations related to tax matters have continued after the Effective Date.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

    One of the lessors in the sale/leaseback transactions related to Unit 2 of Palo Verde has notified the Company that the Internal Revenue Service ("IRS") has raised issues, primarily related to investment tax credit claims by the lessor, regarding the income tax treatment of the sale/leaseback transactions. The Company estimates that the total amount of potential claims for indemnification from all lessors related to the issues raised by the IRS could approximate $10 million, exclusive of any applicable interest, if the IRS prevails. This matter is at a preliminary stage and, although the Company believes the lessor has meritorious defenses to the IRS's position, the Company cannot predict the outcome of the matter or the Company's liability for any resulting claim for indemnification. The Company has made no provision in the accompanying financial statements related to this matter.

ENVIRONMENTAL MATTERS

    The Company is subject to regulation with respect to air, soil and water quality, solid waste disposal and other environmental matters by federal, state and local authorities. These authorities govern current facility operations and exercise continuing jurisdiction over facility modifications. Environmental regulations can change rapidly and are difficult to predict. The construction of new facilities is subject to standards imposed by environmental regulation, and substantial expenditures may be required to comply with such regulations. The Company analyzes the costs of its obligations arising from environmental matters on an ongoing basis and believes it has made adequate provision in its financial statements to meet such obligations, however, additional expenses associated with compliance could have a material adverse effect on the future operations and financial condition of the Company.

    PCB Treatment, Inc. In September 1994, the Company received a request to participate in the remediation of polychlorinated biphenyls ("PCBs") at two facilities which had been operated by PCB Treatment, Inc. ("PTI"). The Company had sent 23 shipments of PCBs or PCB-containing electrical equipment to PTI, accounting for approximately 3%, by weight, of the PCBs received by PTI. PTI has since discontinued operations and the Environmental Protection Agency (the "EPA") has determined that its abandoned facilities require prompt remediation. The Company believes that more than 1,400 entities sent PCBs to PTI, ten of which constitute the PTI Steering Committee. In May 1996, the Company paid a nominal settlement amount and entered into a Settlement Agreement with PTI Steering Committee, which agreement should resolve any material liability which the Company could incur in connection with the PTI remediation activities.

    Coal Mine Reclamation. The Company has been informed by Arizona Public Service Company ("APS") that the Company's estimated financial obligation for coal mine reclamation at the Four Corners Station was not fully reflected in the costs that the Company has been billed for coal. APS, the operating agent of Four Corners, is performing an analysis to establish an appropriate revised cost estimate. Based on preliminary estimates from APS and the coal provider, the Predecessor Company recorded a liability of approximately $12 million which reflects the present value of the estimated future costs of reclamation at the Effective Date to reflect its share of the coal mine reclamation obligation.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

E.  LITIGATION

    For a full discussion of litigation, see Note K of Notes to Financial Statements in the 1995 Form 10-K.

LITIGATION WITH THE CITY OF LAS CRUCES

    The City of Las Cruces ("Las Cruces") has stated that it intends to attempt to replace the Company as its electric service provider by acquiring, through condemnation or otherwise, the distribution assets and other facilities used to provide electric service to customers in Las Cruces. Sales to customers in Las Cruces represented approximately 7% of the Company's operating revenues in 1995. Las Cruces has two actions pending against the Company, one seeking to recover franchise fees despite the expiration of the Company's Las Cruces franchise in March 1994 and one seeking a declaratory judgment that Las Cruces can proceed with a condemnation action against the Company. The Company has reserved amounts equivalent to the franchise fees.

    In October 1995, the Company's motion for summary judgment in the declaratory judgment suit was denied and the Court ruled that although Las Cruces lacks express statutory authority to condemn the Company's assets, such express statutory authority is required only if the proposed condemnation would materially impair, obliterate or destroy the use of the remaining property. The Board of Commissioners of Dona Ana County, New Mexico, filed a motion to intervene in the declaratory judgment suit to ensure that the concerns of non-municipal county customers and residents are fully developed. A trial on the declaratory judgment suit was completed in July and the Judge issued his opinion on August 23, 1996, concluding that Las Cruces had not met its burden of proof of showing that Las Cruces' plan to take over the Company's facilities would not materially impair the public use of the Company's property. The Judge also decided to seek a ruling from the New Mexico Supreme Court on whether Las Cruces has the authority to condemn a portion of the Company's property for use as a municipal electric utility, when that property is already devoted to a public use. A ruling from the New Mexico Supreme Court is expected in 1997.

    Las Cruces has taken steps to obtain a supply of power and an operator for its municipal utility in the event it is successful in its condemnation efforts. In June 1994, the Las Cruces City Council approved a resolution selecting Southwestern Public Service Company ("SPS") to provide operation and maintenance services for the proposed Las Cruces electric distribution system, substations and associated transmission facilities and authorizing the staff of Las Cruces to negotiate a contract with SPS related to such services. In August 1994, SPS and Las Cruces entered into a fifteen-year contract granting SPS the right to provide all of the electric power and energy required by Las Cruces during the term of the contract. Las Cruces also has offered to purchase the Company's assets serving Las Cruces for $43 million. In November 1995, Las Cruces issued and sold approximately $73 million in revenue bonds to finance the acquisition by condemnation or negotiated purchase of the Company's electrical distribution assets within and adjacent to the Las Cruces city limits. The Company has filed
(i) a lawsuit in the Dona Ana District Court seeking

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

a declaration that the bond issuance was in violation of state law and that the bonds are void, and (ii) a complaint before the New Mexico Commission challenging the legality of the sale of the revenue bonds.

    On August 27, 1996, the Dona Ana District Court issued a letter ruling which held that Section 3-23-3 of the New Mexico Municipal Code, which requires municipalities to obtain prior approval of the New Mexico Commission before issuing revenue bonds to acquire a utility, does not apply to home rule municipalities. The Dona Ana District Court ordered Las Cruces to prepare an order for Dona Ana District Court's signature. The Company successfully contested Las Cruces' proposed order at a hearing held on October 28, 1996. At that hearing, the Dona Ana District Court ordered the preparation of an order consistent with its prior letter ruling. Once the order is signed, the Company will have 30 days to file an appeal.

    The New Mexico Commission is also investigating an agreement between SPS and Las Cruces that, in certain circumstances, would provide Las Cruces with an option to sell to SPS certain electric utility assets acquired through condemnation. The Company is a party to the proceeding, asserting that the agreement is void under New Mexico law.

    Pursuant to FERC Order 888, Las Cruces requested that the Company provide Las Cruces with an estimate of its potential stranded cost obligation based on the formula set forth in that order. See Note C. In its response, dated August 30, 1996, the Company stated that stranded costs would be incurred, that Las Cruces would be liable for the stranded costs under FERC Order 888, and provided an estimate of $234 million for Las Cruces' stranded cost obligation. In its response, dated September 27, 1996, Las Cruces stated its disagreement with many of the positions taken by the Company in making its calculation and provided its own estimate of $13.6 million for such stranded costs. The Company has reviewed the analysis provided by Las Cruces and does not believe it conforms with the requirements of FERC Order 888.

    The Company believes that New Mexico law does not authorize condemnation of the Company's facilities by Las Cruces. If Las Cruces succeeds in its efforts, however, the Company could lose its Las Cruces customer base, although the Company would receive "just compensation" as that term is defined by New Mexico law. Under New Mexico law "just compensation" is generally defined as the amount of money that would compensate the party whose property is condemned, which would amount to the difference between the value of its property (i.e., the Company's entire system) prior to the taking, as compared to the value of the property (the entire system) after the taking. Although the Company is unable to predict the outcome of the condemnation litigation, the Company does not believe it is probable that a loss has been incurred and, therefore, has made no provision in the accompanying financial statements for this matter.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

F.  STOCK OPTION AND AWARD PLAN

    In June 1996, the Board of Directors approved the adoption of a stock-based long-term incentive plan, which reserves 3.5 million shares of common stock for issuance pursuant to grants of options and awards of restricted stock to employees and directors. A special meeting of shareholders will be held on November 14, 1996 to approve the plan. Subject to shareholder and regulatory approval, the Company has approved the award of approximately 1.9 million shares of stock in the form of options and 0.2 million shares in the form of restricted stock awards to certain directors and current and former officers of the Company. The adoption of the plan is not expected to have a material impact on the Company's financial statements.

                      Independent Auditors' Review Report
                      -----------------------------------



The Shareholders and the Board of Directors
El Paso Electric Company:

We have reviewed the accompanying condensed balance sheet of El Paso Electric Company (the Company) as of September 30, 1996, the related condensed statements of operations and accumulated earnings (deficit) for the three months ended September 30, 1996 and 1995, the period from February 12, 1996 to September 30, 1996, the period from January 1, 1996 to February 11, 1996 and the nine months ended September 30, 1995, and the related condensed statement of cash flows for the period from February 12, 1996 to September 30, 1996, the period from January 1, 1996 to February 11, 1996 and the nine months ended September 30, 1995.
These financial statements are the responsibility of Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of El Paso Electric Company as of December 31, 1995, and the related statements of operations, accumulated deficit, and cash flows for the year then ended (not presented herein); and in our report dated March 18, 1996, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1995 is fairly presented, in all material respects, in relation to the balance sheet from which it has been derived.

As discussed in Notes A and B of Notes to Financial Statements, on February 12, 1996, the Company emerged from bankruptcy. The financial statements of the reorganized Company reflect the fair value of assets and liabilities under fresh-start reporting. As a result, the financial statements of the reorganized Company are presented on a different basis than those prior to the reorganization and, therefore, are not comparable in all respects.


                                               KPMG Peat Marwick LLP


El Paso, Texas
November 1, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The information contained in this Item 2 updates and should be read in conjunction with, the information set forth in Part II, Item 7 in the 1995 Form 10-K. Capitalized terms used in this report and not defined herein have the meaning ascribed for such terms in the 1995 Form 10-K.

   The Company desires to take advantage of the new "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Many of the important factors discussed under the headings "Operational Prospects and Challenges" and "Liquidity and Capital Resources" below have been discussed in the Company's prior filings with the Securities and Exchange Commission. The Company cautions readers that such important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

                     OPERATIONAL PROSPECTS AND CHALLENGES

   The Rate Stipulation provides a level of certainty in the rates that the Company currently charges the majority of its customers while it prepares for a new era of deregulation and competition in the electric utility industry. The Company intends to enhance its position during the Freeze Period by (i) serving the growing need for electricity within its retail service territory; (ii) continuing to focus on its strategic location on the border with Mexico; (iii) executing long term contracts to provide electricity to its largest retail customers; and (iv) implementing operating cost reduction programs.

   The Company faces a number of challenges which could negatively impact its operations during the Freeze Period. The primary challenge is the risk of increased costs, including the risk of additional or unanticipated costs at Palo Verde resulting from: (i) increases in operation and maintenance expenses; (ii) the potential replacement of steam generators; (iii) an extended outage of any of the Palo Verde units; (iv) increases in estimates of decommissioning costs;
(v) the storage of radioactive materials; and (vi) compliance with the various requirements and regulations governing commercial nuclear generating stations. There can be no assurance that the Company's revenues will be sufficient to recover any increased costs incurred during the Freeze Period, including any such increased costs in connection with Palo Verde or increases in other non-fuel costs of operation, whether as a result of higher than anticipated levels of inflation, changes in tax laws or regulatory requirements, or other causes.

   Another risk to the Company's operations is the potential loss of customers. If the Company loses a significant portion of its retail customer base or wholesale sales, the Company may not be able to replace such revenues through either the addition of new customers or an increase in rates to remaining customers. Las Cruces has begun litigation seeking the ability to condemn the Company's distribution system and related assets located within its city limits. If Las Cruces succeeds in its efforts, the Company could lose its Las Cruces customer base, although the Company would receive "just compensation" as established by the court. See Note E of Notes to Financial Statements. In addition, if Las Cruces succeeds in its efforts, additional areas of the Company's New Mexico service territory may join the Las Cruces system or establish their own system.

   The Company has a contract with the CFE that expires in December 1996. For the nine months ended September 30, 1996, the Company's sales to the CFE pursuant to such contract, net of capacity purchased associated with the sale and the sharing with Texas retail customers of profits on off-system sales, represented approximately $15.3 million. In September 1996, the CFE issued a request for proposal to the Company and eight other United States companies for the sale and delivery of firm capacity and associated energy. The Company submitted its bid to the CFE on October 14, 1996. The CFE has stated that it will announce the winning bid by November 7, 1996. There can be no assurance that the contract will be awarded to the Company.

   In recent years, the United States has closed a large number of military bases and there can be no assurance that those bases which the Company currently serves, Holloman Air Force Base ("Holloman"), White Sands Missile Range ("White Sands") and the United States Army Air Defense Center at Fort Bliss ("Ft. Bliss"), will not be closed in the future or that the Company will not lose all or some of its military base sales. The Company's sales to the military bases represented approximately $8.9 million or 2% of operating revenues for the nine months ended September 30, 1996. The Company did, however, sign a new contract with Ft. Bliss on August 27, 1996, which provides that Ft. Bliss will take service from the Company through 1999, with the right thereafter to continue service on a year to year basis for two years. The Company has a contract for service to Holloman for a ten year term beginning on December 27, 1995. On August 6, 1996, the Army advised the Company that White Sands would continue to purchase retail electric service from the Company pursuant to the retail service contract which was set to expire on December 31, 1993, but which had previously been unilaterally extended by the Army for an indefinite period, until written termination of such contract by the Army not less than one year in advance of the termination date.

   The Company does not currently have an agreement with New Mexico regulatory authorities or parties to past New Mexico regulatory proceedings comparable to the Rate Stipulation. Consequently, certain interested parties may challenge the Company's rates in New Mexico and, in such a proceeding, such parties could assert that certain assets should be valued on a "fair value" basis, instead of the historic original cost basis, for rate making purposes. In addition, the New Mexico Commission could assert that it is within the New Mexico Commission's discretion to value the Company's property for rate making purposes on this same "fair value" basis. Since this would be a departure from the New Mexico Commission's historic precedent, the Company cannot determine whether such a valuation basis could result in decreased rates for New Mexico retail customers.

   The Company was ordered to file a rate filing package with the New Mexico Commission, including cost of service data and supporting testimony. Pursuant to an extension granted on October 21, 1996, the rate filing package must be filed by March 3, 1997. The Company cannot predict what action the New Mexico Commission may take as a result of this proceeding.

   Finally, the electric utility industry in general is facing significant challenges and increased competition as a result of changes in federal provisions relating to third-party transmission services and independent power production, as well as potential changes in state regulatory provisions relating to wholesale and retail service. Both Texas and New Mexico have ongoing proceedings related to industry restructuring and stranded cost recovery. The outcome of both of these proceedings is uncertain. The Company's wholesale and large retail customers currently have, in varying degrees, and in the future may have, additional alternate sources of economical power, including co-generation of electric power. In the face of increased competition, there can be no assurance that such competition will not adversely affect the future operations and financial condition of the Company.

                        LIQUIDITY AND CAPITAL RESOURCES

   The Company's principal liquidity requirements through 1998 are expected to be (i) interest payments on the Company's debt and (ii) capital expenditures related to the Company's generating facilities and to its transmission and distribution systems. The Company expects that cash flows from operations will be sufficient for such purposes.

   The Company's long-term capital requirements will consist primarily of (i) improvements to and construction of utility plant, (ii) debt service on and the retirement of debt, and (iii) the payment of dividends on preferred stock. The Company has no current plans to construct any new generating capacity through the end of this decade. Utility construction expenditures will consist primarily of expanding and updating the transmission and distribution systems and the cost of improvements to Palo Verde and other generating facilities.

   The Company anticipates that internally generated funds will be sufficient to meet its construction requirements, to provide for the retirement of debt at maturity, and to enable the Company to meet other routine/normal operating contingencies, such as compliance with environmental regulation, pending litigation, and claims for indemnification. At September 30, 1996, the Company had approximately $100.3 million in cash and cash equivalents, out of which approximately $15.4 million of reorganization expenses may be paid upon receipt of the Bankruptcy Court's final order on allowable professional fees related to the Company's bankruptcy proceedings. The Company also has a $100 million revolving credit facility, which provides up to $60 million for nuclear fuel purchases and up to $50 million (depending on the amount of borrowings for nuclear fuel purchases) for working capital needs. At September 30, 1996, approximately $50.2 million had been drawn for nuclear fuel purchases. No amounts have been drawn on this facility for working capital needs.

   The Company has substantial leverage and significant debt service obligations and, due to the Rate Stipulation, does not expect to be able to raise its rates in order to recover increases in future costs or to replace lost revenues, if any. As of September 30, 1996, the Company had total long-term debt, including the long-term portion of financing and capital lease obligations, of approximately $1,102 million, and redeemable preferred stock of $100 million. Long-term obligations as a percentage of total capitalization totaled approximately 72%.

   During June through September 30, 1996 and in October 1996, the Company repurchased $64.7 million and $43.9 million, respectively, of its first mortgage bonds, which repurchases, net of related issuance cost, did not result in a material net gain or loss. From time to time, based on prevailing market conditions, the Company intends to continue to use a portion of its available cash flow to reduce fixed obligations by making open market purchases of first mortgage bonds.

   The degree to which the Company is leveraged could have important consequences to the Company's liquidity, including: (i) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes could be limited in the future; (ii) a substantial portion of the Company's cash flow from operations will be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available to the Company for other purposes; and (iii) the Company's substantial leverage may place the Company at a competitive disadvantage, hinder its ability to adjust rapidly to changing market conditions and make it more vulnerable in the event of a downturn in general economic conditions or its business. As a result, any significant reduction in revenues and/or significant increase in costs or expenditures could materially adversely affect the Company's liquidity.

                             RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

   Financial comparisons herein are based on the results for the Reorganized Company for the three months ended September 30, 1996 as compared to results for the Predecessor Company for the three months ended September 30, 1995.

   OPERATING REVENUES

   Operating revenues increased 12.5% to $166.7 million for the three month period ended September 30, 1996 compared to $148.2 million for the same period in 1995 primarily due to (i) increased base revenues and (ii) increased fuel revenues.

   Base Revenues. Base revenues increased 3.8% to $132.0 million for the three month period ended September 30, 1996, compared to $127.1 million for the same period in 1995 primarily due to an increase in Texas base rates associated with the implementation of the Rate Stipulation and an increase in KWH sales.

   KWH sales increased 1.6% for the three month period ended September 30, 1996 compared to the same period in 1995 primarily due to a 1.8% increase in the average number of customers served.

                                                   KWH SALES
                                             --------------------    INCREASE
                                                1996       1995     (DECREASE)
                                             ---------  ---------  -------------
                                                 (IN THOUSANDS)

   Retail..................................  1,633,280  1,594,984       2.4 %
   Wholesale...............................    503,194    507,856      (0.9)%
                                             ---------  ---------
      Total................................  2,136,474  2,102,840       1.6 %
                                             =========  =========

   Fuel Revenues and Economy Sales. Regulations of the Texas and the New Mexico Commissions allow substantially all fuel and purchased and interchanged power costs to be passed through directly to customers, which costs are reflected in the Company's fuel revenues. Fuel revenues and economy sales increased 67.9% to $33.6 million for the three month period ended September 30, 1996 compared to $20.0 million for the same period in 1995 primarily due to (i) increased fuel and purchased and interchanged power costs; (ii) increased economy energy sales; and (iii) changes in the Texas fuel revenue calculation associated with the implementation of the Rate Stipulation. See Note B of Notes to Financial Statements.

   FUEL AND PURCHASED AND INTERCHANGED POWER EXPENSE

   Fuel and purchased and interchanged power expense (substantially all of which is recovered by the Company in fuel revenues) increased 44.8% to $35.4 million for the three month period ended September 30, 1996, compared to $24.4 million for the same period in 1995. Such increase was primarily due to the increased cost and volume of fuel used in Company-owned generation and increased volume of higher cost purchased power resulting from (i) increased KWH sales in 1996 and
(ii) the timing and duration of maintenance outages at Company-owned plants in 1996 compared to 1995.

   OPERATION AND MAINTENANCE EXPENSE

   Other operation and maintenance expense decreased 31.1% to $41.1 million for the three month period ended September 30, 1996 compared to $59.7 million for the same period in 1995 as a result of decreased Palo Verde costs of approximately $19.0 million. The reduction in Palo Verde costs consisted of approximately $19.1 million associated with lease accruals recorded in 1995, with no corresponding accrual in 1996 by the Reorganized Company as a result of the reacquisition of the leased portion of Palo Verde in the Reorganization.

   DEPRECIATION AND AMORTIZATION EXPENSE

   Depreciation expense increased $8.4 million to $22.6 million for the three month period ended September 30, 1996 compared to $14.2 million for the same period in 1995. The effect of an increase in depreciable plant following the reacquisition in the Reorganization of a portion of Palo Verde was almost entirely offset by the decrease in the book value of depreciable plant when the Company determined its reorganization value. The effect of the implementation of fresh-start reporting and the accelerated depreciation of a portion of such amounts over the period of the Rate Stipulation resulted in increased depreciation expense of $10.6 million for the three month period ended September 30, 1996. This increase was partially offset due to the reduction of amortization of $1.9 million related to nuclear decommissioning. As part of the adoption of fresh-start reporting, the Company recognized the net present value of estimated future expenditures for nuclear decommissioning.

   FEDERAL INCOME TAXES

   Federal income tax expense increased $7.7 million to $12.4 million for the three month period ended September 30, 1996 compared to $4.7 million for the same period in 1995. Federal income tax expense increased primarily due to changes in pretax income and certain differences in book and taxable income.

   STATE INCOME TAXES

   State income tax expense increased $2.4 million for the three month period ended September 30, 1996 compared to the same period in 1995. State income tax expense increased primarily due to changes in pretax income and certain differences in book and taxable income.

   OTHER TAXES

   Taxes other than income taxes decreased $3.7 million to $10.2 million for the three month period ended September 30, 1996 compared to $13.9 million for the same period in 1995 primarily due to a decrease in Arizona property tax resulting from a new state property tax law and the elimination of Arizona sales tax on lease payments resulting from reaquisition of leased property in February 1996. The decrease was partially offset by an increase in Texas franchise taxes resulting from an increase in pretax income.

   GAIN ON SALE OF INVESTMENT

   In August 1996, the Company's warrant to buy up to 49.75% of the equity interest in CAI Corporation was sold for $20.2 million. The sale resulted in a pretax gain of $3.8 million based on a book value of $16.4 million.

   INVESTMENT INCOME

   Investment income on cash for the Reorganized Company is classified as Other Income, whereas investment income on cash for the Predecessor Company is included in Reorganization Items (Expense). Investment income decreased 67% to $1.2 million for the three month period ended September 30, 1996 compared to $3.8 million for the same period in 1995 due to reduced levels of cash resulting from repurchases of debt and the payment of bankruptcy related claims pursuant to the Plan.

   INTEREST CHARGES

   Interest charges increased 33.6% to $24.6 million for the three month period ended September 30, 1996, compared to $18.4 million for the same period in 1995 primarily due to (i) interest on the new first mortgage bonds issued in the Reorganization, and (ii) accretion of the nuclear decommissioning liability as a result of implementing fresh-start reporting. This increase was partially offset by decreased interest charges due to the extinguishment of debt.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

   Financial comparisons herein are based on the combined results for the Reorganized Company for the period February 12, 1996 to September 30, 1996 and the Predecessor Company for the period January 1, 1996 to February 11, 1996 as compared to results for the Predecessor Company for the nine months ended September 30, 1995.

   OPERATING REVENUES

   Combined operating revenues for the Reorganized and Predecessor Company increased 13.1% to $435.9 million for the nine month period ended September 30, 1996, compared to $385.2 million for the same period in 1995, primarily due to
(i) increased base revenues and (ii) increased fuel revenues.

   Base Revenues. Combined base revenues increased 6.1% to $351.3 million for the nine month period ended September 30, 1996, compared to $331.1 million for the same period in 1995 primarily due to an increase in Texas base rates associated with the implementation of the Rate Stipulation and an increase in KWH sales.

   KWH sales increased 3.8% for the nine month period ended September 30, 1996 compared to the same period in 1995 primarily due to (i) warm weather and (ii) a 1.9% increase in the average number of customers served.

                                                  KWH SALES
                                            --------------------    INCREASE
                                               1996       1995     (DECREASE)
                                            ---------  ---------   ----------
                                               (IN THOUSANDS)
   Retail.................................  4,316,711  4,143,587      4.2%
   Wholesale..............................  1,326,282  1,294,035      2.5%
                                            ---------  ---------
      Total...............................  5,642,993  5,437,622      3.8%
                                            =========  =========

   Fuel Revenues and Economy Sales. Regulations of the Texas and the New Mexico Commissions allow substantially all fuel and purchased and interchanged power costs to be passed through directly to customers which costs are reflected in the Company's fuel revenues. Combined fuel revenues and economy sales increased 59.2% to $81.6 million for the nine month period ended September 30, 1996, compared to $51.3 million for the same period in 1995, primarily due to (i) increased fuel and purchased and interchanged power costs; (ii) increased economy energy sales; and (iii) changes in the Texas fuel revenue calculation associated with the implementation of the Rate Stipulation.

   FUEL AND PURCHASED AND INTERCHANGED POWER EXPENSE

   Combined fuel and purchased and interchanged power expense (substantially all of which is recovered by the Company in fuel revenues) increased 38.0% to $88.8 million for the nine month period ended September 30, 1996, compared to $64.4 million for the same period in 1995. Such increase was primarily due to the increased cost and volume of fuel used in Company-owned generation and increased volume of higher cost purchased power resulting from (i) increased KWH sales in 1996 and (ii) the timing and duration of maintenance outages at Company-owned plants, and refueling outages at Palo Verde in 1996 compared to 1995.

   OPERATION AND MAINTENANCE EXPENSE

   Combined other operation and maintenance expense decreased 29.7% to $132.1 million for the nine month period ended September 30, 1996 compared to $187.8 million for the same period in 1995 as a result of decreased Palo Verde costs of approximately $52.7 million. The reduction in Palo Verde costs consisted of approximately $48.3 million associated with lease accruals recorded in 1995, with no corresponding accrual in 1996 by the Reorganized Company as a result of the reacquisition of the leased portion of Palo Verde in the Reorganization, and approximately $4.4 million primarily from the timing and duration of unit refuelings during the periods.

   DEPRECIATION AND AMORTIZATION EXPENSE

   Combined depreciation expense increased $21.1 million to $63.5 million for the nine month period ended September 30, 1996 compared to $42.5 million for the same period in 1995. The effect of an increase in depreciable plant following the reacquisition in the Reorganization of a portion of Palo Verde was almost entirely offset by the decrease in the book value of depreciable plant when the Company determined its reorganization value. The effect of the implementation of fresh-start reporting and the accelerated depreciation of a portion of such amounts over the period of the Rate Stipulation resulted in increased depreciation expense of $26.6 million for the period February 12, 1996 to September 30, 1996. This increase was partially offset due to the reduction of amortization of $5.1 million related to nuclear decommissioning. As part of the adoption of fresh-start reporting, the Company recognized the net present value of estimated future expenditures for nuclear decommissioning.

   FEDERAL INCOME TAXES

   Combined federal income tax expense increased $24.2 million to $15.8 million for the nine month period ended September 30, 1996 compared to a tax benefit of $8.4 million for the same period in 1995. Combined federal income tax expense increased primarily due to changes in pretax income and certain differences in book and taxable income.

   STATE INCOME TAXES

   Combined state income tax expense increased $5.4 million to $3.1 million for the nine month period ended September 30, 1996 compared to state tax benefit of $2.3 million for the same period in 1995. State income tax expense increased primarily due to changes in pretax income and certain differences in book and taxable income.

   OTHER TAXES

   Combined taxes other than income taxes decreased $3.6 million to $36.9 million for the nine month period ended September 30, 1996 compared to $40.5 million for the same period in 1995 primarily due to (i) a decrease in Arizona property tax resulting from a new state property tax law which reduced the property taxes for 1996; (ii) a decrease in taxable base resulting from depreciation; and (iii) the elimination of Arizona sales tax on lease payments due to reacquisition of leased property in February 1996. The decrease was partially offset by an increase in revenue related tax and Texas franchise tax resulting from increases in pretax income.

   Under a recently enacted law in Arizona, the Company's property taxes in that state will be approximately $17.2 million for 1996, a reduction of approximately $8.7 million from 1995. For the nine month period ended September 30, 1996, taxes other than federal income taxes includes approximately $14.9 million for Arizona property taxes. For the remainder of 1996, approximately $2.3 million will be recorded for Arizona property tax expense.

   GAIN ON SALE OF INVESTMENT

   In August 1996, the Company's warrant to buy up to 49.75% of the equity interest in CAI Corporation was sold for $20.2 million. The sale resulted in a pretax gain of $3.8 million based on a book value of $16.4 million.

   INVESTMENT INCOME

   Combined investment income on cash for the Reorganized Company is classified as Other Income, whereas investment income on cash for the Predecessor Company is included in Reorganization Items (Expense). Combined investment income decreased 49% to $5.0 million for the nine month period ended September 30, 1996 compared to $9.7 million for the same period in 1995 due to reduced levels of cash resulting from repurchases of debt and the payment of bankruptcy related claims pursuant to the Plan.

   INTEREST CHARGES

   Combined interest charges increased 4.6% to $72.8 million for the nine month period ended September 30, 1996, compared to $69.5 million for the same period in 1995 due to (i) interest on the new first mortgage bonds issued as a result of the Reorganization and (ii) accretion of the nuclear decommissioning liability as a result of implementing fresh-start reporting. This increase was partially offset by decreased interest charges due to the extinguishment of debt.

EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

   The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by the Company be reviewed for impairment whenever events indicate that the carrying amount of an asset may not be recoverable. The Company's application of fresh-start reporting upon the emergence from bankruptcy encompassed the adoption of SFAS No. 121 and as such the Company's adoption of SFAS No. 121 did not have a significant impact on its financial statements.

   SFAS No. 123, "Accounting for Stock-Based Compensation" defines the fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation costs for those plans using the intrinsic value based method of accounting and the Company will account for stock-based compensation plans on this basis. The new statement also requires that an employer's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for them. Upon emergence from bankruptcy, all of the Company's then existing stock plans were terminated. See Note F of Notes to Financial Statements. Accordingly, the Company's adoption of SFAS No. 123 on January 1, 1996 did not have a significant impact on its financial statements.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

LITIGATION WITH THE CITY OF LAS CRUCES

   Las Cruces has stated that it intends to attempt to replace the Company as its electric service provider by acquiring, through condemnation or otherwise, the distribution assets and other facilities used to provide electric service to customers in Las Cruces. Sales to customers in Las Cruces represented approximately 7% of the Company's operating revenues in 1995. Las Cruces has two actions pending against the Company, one seeking to recover franchise fees despite the expiration of the Company's Las Cruces franchise in March 1994 and one seeking a declaratory judgment that Las Cruces can proceed with a condemnation action against the Company. The Company has reserved amounts equivalent to the franchise fee.

   In October 1995, the Company's motion for summary judgment in the declaratory judgment suit was denied and the Court ruled that although Las Cruces lacks express statutory authority to condemn the Company's assets, such express statutory authority is required only if the proposed condemnation would materially impair, obliterate or destroy the use of the remaining property. The Board of Commissioners of Dona Ana County, New Mexico, filed a motion to intervene in the declaratory judgment suit to ensure that the concerns of non-municipal county customers and residents are fully developed. A trial on the declaratory judgment suit was completed in July and the Judge issued his opinion on August 23, 1996, concluding that Las Cruces had not met its burden of proof of showing that Las Cruces' plan to take over the Company's facilities would not materially impair the public use of the Company's property. The Judge also decided to seek a ruling from the New Mexico Supreme Court on whether Las Cruces has the authority to condemn a portion of the Company's property for use as a municipal electric utility, when that property is already devoted to a public use. A ruling from the New Mexico Supreme Court is expected in 1997.

   Las Cruces has taken steps to obtain a supply of power and an operator for its municipal utility in the event it is successful in its condemnation efforts. In June 1994, the Las Cruces City Council approved a resolution selecting SPS to provide operation and maintenance services for the proposed Las Cruces electric distribution system, substations and associated transmission facilities and authorizing the staff of Las Cruces to negotiate a contract with SPS related to such services. In August 1994, SPS and Las Cruces entered into a fifteen-year contract granting SPS the right to provide all of the electric power and energy required by Las Cruces during the term of the contract. Las Cruces also has offered to purchase the Company's assets serving Las Cruces for $43 million. In November 1995, Las Cruces issued and sold approximately $73 million in revenue bonds to finance the acquisition by condemnation or negotiated purchase of the Company's electrical distribution assets within and adjacent to the Las Cruces city limits. The Company has filed (i) a lawsuit in the Dona Ana District Court seeking a declaration that the bond issuance was in violation of state law and that the bonds are void, and (ii) a complaint before the New Mexico Commission challenging the legality of the sale of the revenue bonds.

   On August 27, 1996, the Dona Ana District Court issued a letter ruling which held that Section 3-23-3 of the New Mexico Municipal Code, which requires municipalities to obtain prior approval of the New Mexico Commission before issuing revenue bonds to acquire a utility, does not apply to home rule municipalities. The Dona Ana District Court ordered Las Cruces to prepare an order for Dona Ana District Court signature. The Company successfully contested Las Cruces' proposed order at a hearing held on October 28, 1996. At that hearing, the Dona Ana District Court ordered the preparation of an order consistent with its prior letter ruling. Once the order is signed, the Company will have 30 days to file an appeal.

   The New Mexico Commission is also investigating an agreement between SPS and Las Cruces that, in certain circumstances, would provide Las Cruces with an option to sell to SPS certain electric utility assets acquired through condemnation. The Company is a party to the proceeding, asserting that the agreement is void under New Mexico law.

   Pursuant to FERC Order 888, Las Cruces requested that the Company provide Las Cruces with an estimate of its potential stranded cost obligation based on the formula set forth in that order. See Note C of Notes to Financial Statements. In its response, dated August 30, 1996, the Company stated that stranded costs would be incurred, that Las Cruces would be liable for the stranded costs under FERC Order 888, and provided an estimate of $234 million for Las Cruces' stranded costs obligation. In its response, dated September 27, 1996, Las Cruces stated its disagreement with many of the positions taken by the Company in making its calculation and provided its own estimate of $13.6 million for such stranded costs. The Company has reviewed the analysis provided by Las Cruces and does not believe it conforms with the requirements of FERC Order 888.

   The Company believes that New Mexico law does not authorize condemnation of the Company's facilities by Las Cruces. If Las Cruces succeeds in its efforts, however, the Company could lose its Las Cruces customer base, although the Company would receive "just compensation" as that term is defined by New Mexico law. Under New Mexico law "just compensation" is generally defined as the amount of money that would compensate the party whose property is condemned which would amount to the difference between the value of its property (i.e., the Company's entire system) prior to the taking as compared to the value of the property (the entire system) after the taking. Although the Company is unable to predict the outcome of the condemnation litigation, the Company does not believe it is probable that a loss has been incurred and, therefore, has made no provision in the accompanying financial statements for this matter.

FERC OPEN ACCESS FILING

   The Company has filed its open access transmission tariff (Docket No. OA96-
200) with the FERC pursuant to FERC Order 888. Several parties (including the City of Las Cruces, other utilities and several other wholesale power suppliers) have intervened and have filed protests to the Company's tariff. Issues raised by the intervenors include rates and the terms and conditions of the Company's tariff. A decision by the FERC on all rate matters is expected in the second half of 1997.

SALES TO MEXICO

   The Company has an interchange agreement with the CFE (the national electric utility of Mexico) to provide up to 200 MW of capacity and associated energy to CFE over a base term that began May 1, 1991 and ends December 31, 1996. The agreement may be extended monthly thereafter by mutual agreement of the parties.

   In September 1996, CFE issued a request for proposal to the Company and eight other United States companies for the sale and delivery of up to 200 MW of firm capacity and associated energy to CFE for one year beginning January 1, 1997. On September 13, 1996, Enron Power Marketing, Inc., a wholesale power marketer and one of the companies invited by CFE to submit a bid, filed a complaint before the FERC seeking emergency relief and requesting the FERC to direct the Company to enter into an agreement with Enron to provide Enron with firm point-to-point transmission service to CFE.

   In October 1996, the FERC issued an order requiring the Company to provide Enron with firm point-to-point transmission service over the Company's transmission system to substation facilities near the border. The FERC, however, concurred with the Company's position that the FERC does not have jurisdiction to order transmission across the border, suggesting that the DOE has such jurisdiction. In its ruling, the FERC encouraged the DOE to act expeditiously to require the Company to provide Enron with such service. The Company has filed an application for rehearing with the FERC requesting that it modify its order.

   In response to the FERC's order, Enron filed with the DOE an Emergency Application for Supplemental Orders Authorizing Electricity Export to Mexico.
In its application, Enron outlined the decision of the FERC and requested that the DOE act by October 11, 1996 to authorize Enron to export power to Mexico over the Company's transmission system. On October 30, 1996, the DOE issued a Notice of Delegation and Assignment which delegated to the FERC its authority to carry out the DOE's duties in this case. The DOE also stated that as a matter of policy, the DOE strongly supports the emergence of a more competitive wholesale electricity market. On November 1, 1996, the Company requested that the FERC give the Company until at least December 2, 1996 to respond to these latest developments. In its request, the Company agreed to voluntarily provide access to a winning bidder, if someone other than the Company, pending resolution of this jurisdictional dispute. The Company's agreement to provide such voluntary access in no way prejudices the Company's position, which remains that under current law provision of such access is not required. Also on November 1, 1996, Enron submitted a letter to the FERC in which it asked the FERC to exercise the authority delegated to it by the DOE before November 7, 1996. The Company cannot predict the procedural schedule by which the FERC might address these issues.

ITEM 5.  OTHER INFORMATION

FT. BLISS CONTRACT

   On August 27, 1996, the Company and Ft. Bliss entered into an extension of their currently existing power sales agreement which provides that Ft. Bliss shall remain as a customer of the Company through the year 1999, with the right to continue service on a year to year basis for an additional two years.

WHITE SANDS CONTRACT

   On August 6, 1996, the Army advised the Company that White Sands would continue to purchase retail electric service from the Company pursuant to the retail service contract which was set to expire on December 31, 1993, but which had previously been unilaterally extended by the Army for an indefinite period, until written termination of such contract by the Army not less than one year in advance of the termination date.

EARNINGS BEFORE INTEREST CHARGES, INCOME TAXES, DEPRECIATION AND AMORTIZATION ("EBITDA")

   The Company had EBITDA, before reorganization items of $84.7 million for the three months ended September 30, 1996 and $176.9 million for the period from February 12, 1996 to September 30, 1996. EBITDA is presented to provide additional information about the Company's ability to meet its future requirements for debt service and additions to utility plant. EBITDA should not be considered an alternative to net income as an indicator of operating performance or an alternative to cash flows as a measure of liquidity.

PREFERRED STOCK DIVIDENDS

   On October 10, 1996, the Board of Directors declared a dividend for the period February 12, 1996 to November 1, 1996 of $8.4275 per share on its 11.40% Series A Preferred Stock. The dividend will be paid in additional shares of 11.40% Series A Preferred Stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

                 27    Financial Data Schedule

         (b)  Reports on Form 8-K:

                       None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               EL PASO ELECTRIC COMPANY


                                        By: /s/ Gary R. Hedrick
                                            ------------------------------------
                                            Gary R. Hedrick
                                            Vice President, Treasurer and
                                            Chief Financial Officer
                                            (Duly Authorized Officer and
                                            Principal Financial Officer)



Dated:  November 5, 1996