Form 10-K
period 1996-12-31
EL PASO ELECTRIC CO /TX/
filed 1997-03-31
CIK 31978

================================================================================

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549
                              -----------------
(MARK ONE)

   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                      OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ____ TO ____

COMMISSION FILE NUMBER 0-296

                           EL PASO ELECTRIC COMPANY
            (Exact name of registrant as specified in its charter)

            TEXAS                                        74-0607870
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


KAYSER CENTER, 100 NORTH STANTON, EL PASO, TEXAS           79901
   (Address of principal executive offices)              (Zip Code)

      Registrant's telephone number, including area code:  (915) 543-5711

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

   TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
   -------------------                 -----------------------------------------
COMMON STOCK, NO PAR VALUE                       AMERICAN STOCK EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                     None

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                              ---    ---

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT. YES X NO
                          ---    ---

    INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

    AS OF MARCH 20, 1997, THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS $309,772,975.

    AS OF MARCH 20, 1997, THERE WERE OUTSTANDING 60,239,236 SHARES OF COMMON STOCK, NO PAR VALUE.

                      DOCUMENTS INCORPORATED BY REFERENCE

    PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE 1997 ANNUAL MEETING OF ITS SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THIS REPORT.
================================================================================

                                  DEFINITIONS

    The following abbreviations, acronyms or defined terms used in this report are defined below:

          Abbreviations,
    Acronyms or Defined Terms                           Terms
    -------------------------                           -----

Agreed Order......................       Agreed Order of the Texas Commission
                                           entered August 30, 1995 implementing
                                           certain provisions of the Rate
                                           Stipulation
ANPP Participation Agreement......       Arizona Nuclear Power Project
                                           Participation Agreement dated August
                                           23, 1973, as amended
APS...............................       Arizona Public Service Company
Bankruptcy Case...................       The case commenced January 8, 1992 by
                                           El Paso Electric Company in the
                                           Bankruptcy Court as Case No.
                                           92-10148-FM
Bankruptcy Code...................       United States Bankruptcy Code, 11
                                           U. S. C. (S)101 et seq.
Bankruptcy Court..................       United States Bankruptcy Court for the
                                           Western District of Texas, Austin
                                           Division
CFE...............................        Comision Federal de Electricidad de
                                            Mexico (the national electric
                                            utility of Mexico)
Common Plant or Common
  Facilities......................        Facilities at or related to Palo Verde
                                            that are common to all three Palo
                                            Verde Units
Common Stock......................        Common stock, stated value $1 per
                                            share, issued by the Company in the
                                            Reorganization
Company...........................        El Paso Electric Company
CSW...............................        Central and South West Corporation
DOE...............................        United States Department of Energy
Effective Date....................        February 12, 1996, the date the
                                            Reorganization became effective
EPE...............................        El Paso Electric Company
FERC..............................        Federal Energy Regulatory Commission
Four Corners......................        Four Corners Generating Station
FPA...............................        Federal Power Act
Freeze Period.....................        Ten-year period beginning August 2,
                                            1995, during which base rates for
                                            most Texas retail customers are
                                            expected to remain frozen pursuant
                                            to the Rate Stipulation
IID...............................        Imperial Irrigation District, an
                                            irrigation district in Southern
                                            California
KV................................        Kilovolt(s)
KW................................        Kilowatt(s)
KWH...............................        Kilowatt-hour(s)
Merger Agreement..................        Agreement and Plan of Merger dated as
                                            of May 3, 1993 among the Company,
                                            CSW and CSW Sub, as amended
MW................................        Megawatt(s)
MWH...............................        Megawatt-hour(s)
New Mexico Commission.............        New Mexico Public Utility Commission
NRC...............................        Nuclear Regulatory Commission
OPC...............................        Texas Office of Public Utility Counsel
Palo Verde........................        Palo Verde Nuclear Generating Station
Palo Verde Leases.................        Leases and other documents entered
                                            into in connection with a series of
                                            sale and leaseback transactions in
                                            1986 and 1987 involving a portion of
                                            the Company's interest in Palo Verde
Palo Verde Participants...........        Those utilities who share in power and
                                            energy entitlements, and bear
                                            certain allocated costs, with
                                            respect to Palo Verde pursuant to
                                            the ANPP Participation Agreement
Plan..............................        The Company's Fourth Amended Plan of
                                            Reorganization dated November 7,
                                            1995, pursuant to which the Company
                                            emerged from bankruptcy on the
                                            Effective Date

                                      (i)

          Abbreviations,
    Acronyms or Defined Terms                           Terms
    -------------------------                           -----

PNM..............................         Public Service Company of New Mexico
Predecessor Company..............         The Company prior to the
                                            Reorganization
Rate Stipulation.................         Stipulation and Settlement Agreement
                                            dated as of July 27, 1995, between
                                            the Company, the City of El Paso,
                                            OPC and most other parties to the
                                            Company's rate proceedings before
                                            the Texas Commission providing for a
                                            ten-year rate freeze and other
                                            matters
Reorganization...................         Reorganization and the emergence from
                                            bankruptcy by the Company pursuant
                                            to the Plan
Reorganized Company..............         The Company following the
                                            Reorganization
SFAS.............................         Statement of Financial Accounting
                                            Standards
Texas Commission.................         Public Utility Commission of Texas
TNP..............................         Texas-New Mexico Power Company

                                     (ii)

                               TABLE OF CONTENTS


Item                               Description                      Page
----                               -----------                      ----

                                     PART I

  1  Business.......................................................   1
  2  Properties.....................................................  20
  3  Legal Proceedings..............................................  20
  4  Submission of Matters to a Vote of Security Holders............  23

                                    PART II

  5  Market for Registrant's Common Equity and
       Related Stockholder Matters..................................  25
  6  Selected Financial Data........................................  27
  7  Management's Discussion and Analysis of Financial Condition
       and Results of Operations....................................  28
  8  Financial Statements and Supplementary Data....................  38
  9  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................................  84

                                   PART III

 10  Directors and Executive Officers of the Registrant.............  84
 11  Executive Compensation.........................................  84
 12  Security Ownership of Certain Beneficial Owners
       and Management...............................................  84
 13  Certain Relationships and Related Transactions.................  84

                                    PART IV

 14  Exhibits, Financial Statement Schedules
       and Reports on Form 8-K......................................  84


                                     (iii)

                                    PART I

ITEM 1.  BUSINESS

                                    GENERAL

     The Company is a public utility engaged in the generation, transmission and distribution of electricity in an area of approximately 10,000 square miles in west Texas and southern New Mexico. The Company also serves wholesale customers in Texas, New Mexico, California and Mexico. The Company owns or has significant ownership interests in five electrical generating facilities providing it with a total capacity of approximately 1,500 megawatts. For the twelve months ended December 31, 1996, the Company's energy sources consisted of approximately 53% nuclear fuel, 32% natural gas, 7% coal and 8% purchased power.

     The Company serves approximately 279,000 residential, commercial, industrial and wholesale customers. The Company distributes electricity to retail customers principally in El Paso, Texas and the City of Las Cruces ("Las Cruces"), New Mexico (representing approximately 56% and 7%, respectively, of the Company's revenues for the twelve months ended December 31, 1996). In addition, the Company sells electricity to wholesale customers, including Texas-New Mexico Power Company, the Imperial Irrigation District (a southern California electric power agency), and the Comision Federal de Electricidad de Mexico (the national electric utility of Mexico). Principal industrial and other large customers of the Company include steel production, copper and oil refining, garment manufacturing concerns and United States military installations, including the United States Army Air Defense Center at Fort Bliss in Texas and White Sands Missile Range and Holloman Air Force Base in New Mexico.

     The Company's principal offices are located at Kayser Center, 100 North Stanton, El Paso, Texas 79901 (telephone 915-543-5711). The Company was incorporated in Texas in 1901. As of March 3, 1997, the Company had approximately 1,100 employees, approximately 30% of whom are covered by a collective bargaining agreement that expires in June 1997.

            REORGANIZATION UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

PLAN OF REORGANIZATION

     On February 12, 1996, the Company emerged from a bankruptcy proceeding which it instituted in January 1992.

     As a result of the Reorganization, the Company significantly reduced its debt and simplified its capital structure. The Company's total obligations subject to compromise (including obligations related to the Palo Verde Leases, which represented $700 million of allowed claims in the Bankruptcy Case) prior to its Reorganization was $2,007 million. Under the Plan, this debt and the Palo Verde Lease obligations were extinguished and the creditors received a combination of cash and newly issued debt and equity securities of the Reorganized Company. On December 31, 1996, the capital structure of the Reorganized Company consisted of approximately $1,046 million of long-term debt, including the long-term portion of financing and capital lease obligations, approximately $108 million of redeemable preferred stock and approximately $331 million of common stock equity.

     The Company has a $100 million revolving credit facility to finance nuclear fuel purchases and to provide working capital. At December 31, 1996, approximately $46.6 million of this revolving credit facility had been drawn to finance nuclear fuel, of which approximately $20.2 million is included in the long-term debt described above. Under the Plan, all of the Predecessor Company's common and preferred stock was canceled and the holders of such securities received approximately 15% of the Reorganized Company's Common Stock and the right to receive certain litigation recoveries, if any.

     In addition, on the Effective Date, the Palo Verde Leases were terminated and the Company reacquired such interests. The Company has agreed to indemnify certain parties to the Palo Verde Lease transactions against certain possible tax liabilities.

     The Company's Common Stock began trading on the American Stock Exchange on February 16, 1996 under the symbol "EE."

RATE STIPULATION

     The Agreed Order entered on August 30, 1995 by the Texas Commission became effective on the Effective Date. The Agreed Order implemented the Rate Stipulation, dated July 27, 1995, among the Company and substantially all of the other parties to a rate proceeding in Texas. Among other things, under the Rate Stipulation, (i) the Company received a one-time annual increase in Texas retail base rates of approximately $24.9 million; (ii) the Company's base rates for most customers in Texas were fixed at this increased level for ten years beginning August 2, 1995; (iii) the City of El Paso granted the Company a new franchise that extends through the Freeze Period; and (iv) the Company will retain 75% during the first five years of the Freeze Period and 50% during the remainder of the Freeze Period of (A) the revenues generated by providing third-party transmission services and (B) profit margins from certain off-system power sales. See "Regulation - Texas Rate Matters - Rate Stipulation and Agreed Order."

ACCOUNTING TREATMENT

     The Reorganization had significant impacts on the Company's financial statements, including the creation of a new reporting entity upon emergence from bankruptcy through the application of fresh-start reporting pursuant to Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Accordingly, the Company's post-Reorganization financial statements, which reflect the application of fresh-start reporting, have not been prepared on a consistent basis with the pre-Reorganization financial statements and are not comparable in all respects to the financial statements prior to the Reorganization. The implementation of the Rate Stipulation and fresh-start reporting resulted in (i) decreased operation expense and increased depreciation expense due to the reacquisition of previously sold and leased back generation facilities and due to accelerated depreciation expense on a portion of the reorganization value assigned to certain plant assets; (ii) increased interest expense due to the changes in the Company's capital structure; and (iii) increased operating revenues related to a rate increase in the Company's Texas jurisdiction. For accounting purposes, the inception date of the Reorganized Company is deemed to be February 12, 1996. A vertical line is shown in the financial statements to separate the Reorganized Company from the Predecessor Company since the financial statements have not been prepared on a consistent basis of accounting.

                                   FACILITIES

     As described below, the Company currently has a net installed generating capacity of approximately 1,500 MW, consisting of an entitlement of 600 MW from Palo Verde Units 1, 2 and 3, 482 MW at its Newman Power Station, 246 MW at its Rio Grande Power Station, an entitlement of 104 MW from Four Corners Units 4 and 5, and 68 MW at its Copper Power Station.

PALO VERDE STATION

     The Company owns a 15.8% interest in each of the three 1,270 MW nuclear generating units and Common Plant at Palo Verde, located west of Phoenix, Arizona. The Palo Verde Participants include the Company and six other utilities: APS, Southern California Edison Company ("SCE"), PNM, Southern California Public Power Authority, Salt River Project Agricultural Improvement and Power District ("SRP") and the Los Angeles Department of Water and Power. APS serves as operating agent for Palo Verde.

     The NRC has granted facility operating licenses and full power operating licenses for all three units at Palo Verde for terms of forty years each. In addition, the Company is separately licensed by the NRC to own its proportionate share of Palo Verde.

     Pursuant to the ANPP Participation Agreement, the Palo Verde Participants share costs and generating entitlements in the same proportion as their percentage interests in the generating units and each Palo Verde Participant is required to fund its proportionate share of fuel, other operation, maintenance and capital costs. The Company's total monthly share of these costs was approximately $6.9 million in 1996. The ANPP Participation Agreement provides that if a participant fails to meet its payment obligations, each non-defaulting participant shall pay its proportionate share of the payments owed by the defaulting participant.

     Decommissioning. Pursuant to the ANPP Participation Agreement, as well as pursuant to applicable law, the Company is required to fund its share of the estimated costs to decommission Palo Verde over the estimated service life of forty years. The Company's funding requirements are derived from periodic engineering cost estimates.

     In December 1995, the Palo Verde Participants approved a study by an outside engineering firm of the cost of decommissioning Palo Verde. The 1995 study determined that the Company will have to fund approximately $229 million (stated in 1995 dollars) to cover its share of such costs. The 1995 study assumes that (i) maintenance expense for spent fuel storage will be incurred for ten years after the shutdown of the last unit (estimated to be in 2024) rather than the approximately 30 years utilized in a 1993 study; (ii) a national interim spent fuel storage facility will be available; and (iii) as a result of such national spent fuel storage facility, the amount of spent fuel stored on-site is reduced from all spent fuel assemblies to the final core plus fuel assemblies from approximately three refuelings. See "Energy Sources - Nuclear Fuel - Spent Fuel Storage."

     Cost estimates for decommissioning have increased with each study, although the 1995 cost estimate is comparable to the previous cost estimate from a 1993 study (which determined that the Company would have to fund approximately $221 million, stated in 1993 dollars). The 1993 study was based on different assumptions, primarily related to the decommissioning of spent fuel. The 1993 cost estimate included an estimated cost of approximately $50 million related to on-site spent fuel storage facilities, while the 1995 study includes an estimated cost of approximately $13 million related to spent fuel. This difference in estimates is primarily due to the different timing assumptions discussed above. The 1993 estimate reflected an 84% increase from the previous estimate made in 1989, primarily due to an increase in the estimated costs associated with the permanent burial of low-level radioactive waste due to the uncertainty surrounding the availability and cost of low-level radioactive waste repositories, as discussed below.

     Although the 1995 study is based on the latest available information, there can be no assurance that decommissioning cost estimates will not continue to increase in the future or that regulatory requirements will not change. In addition, until a new low-level radioactive waste repository opens and operates for a number of years, estimates of the cost to dispose of low-level radioactive waste may increase significantly. See "Disposal of Low-Level Radioactive Waste" below.

     The rate freeze under the Rate Stipulation would preclude the Company from seeking a rate increase in Texas during the Freeze Period to recover increases in decommissioning cost estimates. Additionally, there can be no assurance that the Company could increase its rates in any of its other jurisdictions to recover such increased costs. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Operational Prospects and Challenges."

     Steam Generators. Palo Verde has experienced degradation in the steam generator tubes of each unit. The degradation includes axial tube cracking in the upper regions of the two steam generators in Unit 2 and, to a lesser degree, in Units 1 and 3. This form of steam generator tube degradation has recently been seen at other U.S. nuclear generating stations. The units also have experienced circumferential cracking at the tube sheet, a more common type of tube cracking. The axial tube cracking was discovered following a steam generator tube rupture in Unit 2 in March 1993. Since that time, APS has undertaken an ongoing investigation and analysis and has performed corrective actions designed to mitigate further degradation. Corrective actions have included changes in operational procedures designed to lower the operating temperatures of the units, chemical cleaning and the implementation of other technical improvements. APS has stated that it believes its remedial actions have slowed the rate of tube degradation.

     Each of the Palo Verde units has been inspected during regularly scheduled refueling outages and mid-cycle inspection outages. If tube cracks are detected during an inspection, the affected tubes are taken out of service by plugging. This may impair the performance of a unit if sufficient numbers of steam generator tubes are affected.

     The projected service lives of the units' steam generators are reassessed by APS periodically in conjunction with inspections made during outages of the Palo Verde units. In August 1995, APS announced that its ongoing analyses indicated that it will be economically desirable to replace the Unit 2 steam generators, which have been the most affected by tube cracking, in four to nine years. APS further stated that it expects replacement of the steam generators will be performed in conjunction with a normal refueling outage to limit incremental outage time. APS also has stated that, based on the latest available data, it estimates that the steam generators in Units 1 and 3 should operate for their designated life of 40 years (to 2025 and 2027, respectively). APS will continue to assess these steam generators periodically.

     Steam generator replacement could be done through new steam generators manufactured for Palo Verde or through the purchase of existing steam generators that are compatible with Palo Verde's design. The Company believes replacement of the steam generators would require the unanimous approval of the Palo Verde Participants. The Company has not yet completed its analysis of the economic feasibility of steam generator replacement, or other options that may be available in connection with the operation of Unit 2. Also, the Company cannot predict whether it or other Palo Verde Participants will agree to replace the Unit 2 steam generators. The Company expects that if the steam generators in Unit 2 are replaced, most of such costs would be incurred between 1998 and 2005. The Company's portion of total costs associated with replacement of the Unit 2 steam generators, including replacement power costs, is currently estimated not to exceed $30 million.

     The Rate Stipulation, however, precludes the Company from seeking a rate increase in Texas during the Freeze Period to recover capital costs associated with such replacement should it be necessary. It is uncertain whether the costs associated with replacing the Unit 2 steam generators would be approved by the New Mexico Commission and included in the Company's rate base in New Mexico. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Operational Prospects and Challenges."

     Disposal of Low-Level Radioactive Waste. Congress has established requirements for the disposal of radioactive waste by each state generated within its borders. Arizona, California, North Dakota and South Dakota have entered into a compact (the "Southwestern Compact") for the disposal of low-level radioactive waste. California will act as the first host state of the Southwestern Compact, and Arizona will serve as the second host state. The construction and opening of the California low-level radioactive waste disposal site in Ward Valley has been delayed due to extensive public hearings, disputes over environmental issues and review of technical issues related to the proposed site. Despite being licensed by the State of California, the Department of the Interior has not transferred the land to the state. Following a report by the National Academy of Sciences, the Department of the Interior announced that if certain environmental conditions were implemented prior to the transfer, it was prepared to convey the land. The State of California is attempting to obtain the land through the court system without the imposition of these environmental restrictions. Although Palo Verde is estimated to undergo decommissioning during the period in which Arizona will act as host for the Southwestern Compact, the opposition, delays, uncertainty and costs experienced in California demonstrate possible roadblocks that may be encountered in the future when Arizona seeks to open its own waste repository.

     Liability and Insurance Matters. The Palo Verde Participants have public liability insurance against nuclear energy hazards up to the full limit of liability of $200 million under federal law in the form of primary liability insurance provided by commercial insurance carriers. Additionally, the Company participates in an industry-wide retrospective assessment program, under which industry participants would be required to pay an assessment to cover any loss in excess of $200 million. The maximum assessment per reactor for each nuclear incident is approximately $79.2 million, subject to an annual limit of $10 million per incident. Based upon the Company's 15.8% interest in Palo Verde, the Company's maximum potential assessment per incident is approximately $37.6 million, with an annual payment limitation of approximately $4.7 million.

     The Palo Verde Participants maintain "all risk" (including nuclear hazards) insurance for property damage to, and decontamination of, property at Palo Verde in the aggregate amount of $2.7 billion, a substantial portion of the proceeds of which must first be applied to stabilization and decontamination. Finally, the Company has insurance against a portion of any increased cost of generation or purchased power which may result from the accidental outage of any of the three Palo Verde units if the outage exceeds 21 weeks.

NEWMAN POWER STATION

     The Company's Newman Power Station, located in El Paso, Texas, consists of four generating units with an aggregate capacity of 482 MW. The units operate primarily on natural gas, but are also capable of operating on fuel oil.

RIO GRANDE POWER STATION

     The Company's Rio Grande Power Station, located in Sunland Park, New Mexico, adjacent to El Paso, Texas, consists of three steam-electric generating units with an aggregate capacity of 246 MW. The units operate primarily on natural gas, but are also capable of operating on fuel oil.

FOUR CORNERS STATION

     The Company owns an undivided 7% interest in Units 4 and 5 at Four Corners, located in northwestern New Mexico. The two coal-fired generating units each have a generating capacity of 739 MW. The Company shares power entitlements and certain allocated costs of the two units with APS (the Four Corners operating agent) and the other participants.

     Four Corners is located on land held under easements from the federal government and a lease from the Navajo Nation that expires in 2016. Certain of the facilities associated with Four Corners, including transmission lines and almost all of the contracted coal sources, are also located on Navajo land. Units 4 and 5 are located adjacent to a surface-mined supply of coal.

COPPER POWER STATION

     The Company's Copper Power Station, located in El Paso, Texas, consists of a 68 MW combustion turbine used primarily to meet peak demands. The unit operates primarily on natural gas, but is also capable of operating on fuel oil. The combustion turbine and other generation equipment at the station were sold and leased-back by the Company in 1980 pursuant to a twenty-year lease with an option to renew for up to a seven-year period.

TRANSMISSION AND DISTRIBUTION LINES AND AGREEMENTS

     The Company owns or has significant ownership interests in four major transmission lines and owns the distribution network within its retail service area. The Company is also a party to various transmission and power exchange agreements that, together with its owned transmission lines, enable the Company to obtain its energy entitlements from its remote generation at Palo Verde and Four Corners.

     Springerville-Diablo Line. The Company owns a 310-mile, 345 KV transmission line from Tucson Electric Power Company's ("TEP") Springerville Generating Plant near Springerville, Arizona to the Luna Substation near Deming, New Mexico, and to the Diablo Substation near Sunland Park, New Mexico, providing an interconnection with TEP for delivery of the Company's generation entitlements from Palo Verde and, if necessary, Four Corners.

     Arroyo-West Mesa Line. The Company owns a 202-mile, 345 KV transmission line from the Arroyo Substation located near Las Cruces, New Mexico to PNM's West Mesa Substation located near Albuquerque, New Mexico. This is the delivery point for the Company's generation entitlement from Four

Corners, which power is transmitted to the West Mesa Substation over approximately 150 miles of transmission lines owned by PNM. This transmission line also carries power from the region to the west and north of Four Corners, where the Company has a major interconnection with the other Four Corners Participants.

     Greenlee-Newman Line. The Company owns undivided interests in a 196-mile, 345 KV transmission line from the Newman Power Station to TEP's Greenlee Substation in Arizona. This line provides an interconnection with TEP for delivery of the Company's entitlements from Palo Verde and, if necessary, Four Corners.

     AMRAD-Eddy County Line. The Company owns an undivided 66.7% interest in a 125-mile, 345 KV transmission line from the AMRAD Substation near Oro Grande, New Mexico to the Company's and TNP's high voltage direct current terminal at the Eddy County substation near Artesia, New Mexico. This terminal enables the Company to connect its transmission system to that of Southwestern Public Service Company ("SPS"), providing the Company with access to power markets to the east.

ISSUES REGARDING OPERATION OF TRANSMISSION SYSTEM

     The Company experienced three system outages between September 19, 1995 and October 21, 1995 and a fourth system outage on March 29, 1996. The four outages were caused by different combinations of factors. The first three outages involved faults on one of the Company's transmission lines, followed by relay failures that resulted in the loss of a second Company transmission line and the subsequent inability of the Company's load shedding programs to prevent general system instability. The fourth outage was caused by a fault on a neighboring utility's transmission line followed by relay failures on the Company's transmission system that caused the loss of two of the Company's transmission lines. Although the Company was able to stabilize its system for a brief period of time following the loss of the two lines through a controlled load-reduction scheme, a system outage occurred after a third Company line tripped out of service.

     In response to the outages, the Company has undertaken numerous remedial measures, including the replacement of certain relay equipment, the reconfiguration of structures that support certain high voltage wires and the installation of two new load shedding systems, to lessen the likelihood that future transmission faults will cause general system instability and widespread outages. While performing these measures between mid-November 1995 and early January 1996, the Company materially reduced the amount of power imported into the El Paso load center in order to reduce stress on the system in the event of a fault on these lines. Operation in this mode resulted in increased operating costs of approximately $2.3 million due to the use of higher cost power from local generating plants and the necessity of purchasing power from other utilities to supply the Company's customers. While the Company can operate in this mode during cool weather months when demand is low, the Company requires its full allocation of power from its remote generating sources to meet the normal demands of customers and contractual commitments to Mexico in the warmer months.

     The Company believes that its remedial efforts have solved the outage problem, and the Company has continued to import normal amounts of power over its transmission lines since January 1996. If the Company experiences further difficulties with its system, it could be required to adopt costly operating procedures until appropriate remedial efforts are implemented, and the Company might not be able to deliver sufficient power to meets its contractual obligations or to fulfill its statutory obligation to serve customers. In addition, the Texas and the New Mexico Commissions, which have monitored the

Company's efforts to address the outages, could impose penalties or other sanctions or deny the Company recovery of certain fuel and/or purchased power costs related to the Company's decision to reduce power imports during the period referenced above. The Company's capital expenditure budget does not provide for major expenditures relating to the transmission system, and certain of the Company's debt obligations restrict or prohibit major unanticipated capital expenditures. In addition, the cost of constructing new transmission facilities could not be charged to Texas retail customers under the Rate Stipulation, and the Company cannot assure that it would be able to charge any of its customers outside of Texas for such construction costs.

ENVIRONMENTAL MATTERS

     The Company is subject to regulation with respect to air, soil and water quality, solid waste disposal and other environmental matters by federal, state and local authorities. These authorities govern current facility operations and exercise continuing jurisdiction over facility modifications. Environmental regulations can change rapidly and are difficult to predict. Because construction of new facilities is subject to standards imposed by environmental regulation, substantial expenditures may be required to comply with such regulations. The Company analyzes the costs of its obligations arising from environmental matters on an ongoing basis, and management believes it has made adequate provision in its financial statements to meet such obligations. However, unforseen expenses associated with compliance could have a material adverse effect on the future operations and financial condition of the Company. See Part II, Item 8, "Financial Statements and Supplementary Data - Note J of Notes to Financial Statements."

     PCB Treatment, Inc. The Company received a request from the U.S. Environmental Protection Agency ("EPA") to participate in the remediation of polychlorinated biphenyls ("PCBs") at two facilities in Kansas City, Missouri, which had been operated by PCB Treatment, Inc. ("PTI"). The Company's manifests indicate that between 1982 and 1986, the Company sent 23 shipments of PCBs or PCB-containing electric equipment ("PCB Equipment") to PTI, accounting for approximately 2 to 3%, by weight, of the PCBs and PCB Equipment received at that site by PTI. Presently, PTI has discontinued operations and the EPA has determined that PTI's abandoned facilities require remediation.

     The Company and the PTI Steering Committee, which consists of the largest generators of the PCBs sent to PTI, have executed a settlement agreement. In consideration for the payment of approximately $0.2 million, the settlement agreement excuses any further liability to the Steering Committee by the Company and indemnifies the Company for any liabilities to other parties as may be asserted in the future.

     The Company may still face liability for possible deliveries of PCBs by PTI to a third site which is also subject to remedial action by the federal authorities, except to the extent that those PCBs were transferred from the first site. The Company's records do not indicate any deliveries of PCBs to this third site. Management believes the Company is unlikely to face substantial unindemnified liabilities associated with this third site.

     Coal Mine Reclamation. The Company has been informed by APS that the Company's estimated financial obligation for coal mine reclamation at Four Corners is not being fully reflected in the costs for which the Company is billed. APS, the operating agent of Four Corners, is performing an analysis to establish an appropriate revised cost estimate. Based on preliminary estimates from APS and the coal provider, the Predecessor Company recorded a liability of approximately $12 million which reflects the present value of the estimated future costs of reclamation at the Effective Date to reflect its share of the coal mine reclamation obligation.

                             CONSTRUCTION PROGRAM

     The Company has no current plans to construct any new generating facilities through at least 2004. Utility construction expenditures reflected in the table below consist primarily of expanding and updating the electric transmission and distribution systems and the cost of improvements at Palo Verde. The Company's estimated cash construction costs for 1997 through 2000 are approximately $206 million. Actual costs may vary from the construction program estimates set forth below. Such estimates are reviewed and updated periodically to reflect changed conditions.

            BY YEAR (1)                    BY FUNCTION
           (IN MILLIONS)                  (IN MILLIONS)
           -------------                  -------------
        1997.......  $ 50            Production (1)...   $ 53
        1998.......    52            Transmission.....     20
        1999.......    50            Distribution.....    102
        2000.......    54            General..........     31
                     ----                                ----
           Total...  $206               Total.........   $206
                     ====                                ====

-----------------

(1) Does not include acquisition costs for nuclear fuel. See "Energy Sources - Nuclear Fuel."


                                 ENERGY SOURCES

GENERAL

     The following table summarizes the percentage contribution of nuclear, natural gas, coal, and purchased power to the total KWH energy mix of the Company.

                                          YEARS ENDED DECEMBER 31,
                                          -----------------------
             POWER SOURCE                  1996     1995    1994
                                          -------  ------  ------
        Nuclear........................      53%     53%     45%
        Natural Gas....................      32      30      32
        Coal...........................       7       9       9
        Purchased Power................       8       8      14
                                           ----    ----    ----
         Total.........................     100%    100%    100%
                                           ====    ====    ====

     Fuel and purchased power costs are generally passed through directly to customers in Texas and New Mexico pursuant to currently applicable regulations. Historical fuel costs and revenues are reconciled periodically in proceedings before the appropriate commission to establish the applicable fuel rate to be charged customers and to determine whether a refund or surcharge based on such historical costs and revenues is necessary. See "Regulation -Texas Rate Matters -Fuel," " - New Mexico Rate Matters - Fuel" and Part II, Item 8, "Financial Statements and Supplementary Data - Note C of Notes to Financial Statements."

NUCLEAR FUEL

     The Palo Verde Participants have contracts for uranium concentrate which should be sufficient to meet Palo Verde's operational requirements through at least 2000. Spot purchases in the uranium market will also be made, as appropriate. The Palo Verde Participants have contracted for up to 100% of conversion services required through 2000. The Palo Verde Participants have an enrichment services contract with the United States Enrichment Corporation ("USEC") which obligates USEC to furnish the enrichment services required for the operation of the three Palo Verde units through 2002, with an option for five additional years. A new contract provides fuel assembly fabrication services for each Palo Verde unit through 2016.

     Spent Fuel Storage. The spent fuel storage facilities at Palo Verde have sufficient capacity to store all fuel expected to be discharged from normal operation of all of the Palo Verde units through at least 1999. If necessary, more spaces in the existing fuel pool may be approved for use by the NRC which would extend storage capacity through 2001, or, if more economical, alternative storage facilities can be constructed on-site.

     Pursuant to the Nuclear Waste Policy Act of 1982, as amended in 1987, the DOE is obligated to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by all domestic power reactors. In November 1989, the DOE reported that such disposal facilities will not be in operation until 2010. Subsequent judicial decisions require the DOE to start disposing of spent nuclear fuel no later than January 31, 1998, although the DOE has told APS that it will not meet this deadline. As a result, under the DOE's current criteria for shipping allocation rights, it is estimated that Palo Verde could not ship spent fuel to the DOE permanent disposal facility until approximately 2025. APS has indicated that alternative interim spent fuel storage methods will be available on-site or off-site for use by Palo Verde to allow its continued operation and to store spent fuel safely until shipments to the DOE's permanent disposal facility begin. The Texas Commission is currently evaluating what, if any, action it should take with regard to payments made by the Company to the DOE for funding of the DOE's obligation to start accepting spent nuclear fuel by January 31, 1998.

     Nuclear Fuel Financing. Pursuant to the ANPP Participation Agreement, the Company has an undivided interest in nuclear fuel purchased in connection with Palo Verde. On the Effective Date, the Company and Texas Commerce Bank, as trustee, entered into a $100 million credit facility with Chemical Bank that includes a portion for working capital requirements and up to $60 million for the financing of nuclear fuel. At December 31, 1996, approximately $46.6 million had been drawn to finance nuclear fuel. The Company also entered into a purchase contract with the trustee related to the financing of nuclear fuel purchases. Under the terms of the documents related to the nuclear fuel financing, the trust borrows under the credit facility amounts sufficient to purchase and prepare nuclear fuel for use. The Company is obligated to repay borrowings by the trustee under the facility, which obligation is secured by Collateral Series Bonds, and is required to make quarterly payments to the trust for the heat energy produced by the nuclear fuel and used by the Company. For financial reporting purposes, the Company reports the assets and liabilities of the trust as its own.

NATURAL GAS

     In 1996, the Company's natural gas requirements at the Rio Grande
Power Station were met solely with spot natural gas purchases from various suppliers. Interstate gas is delivered under a firm ten year transportation agreement, which expires in 2001. Based on the current availability of economic and reliable spot natural gas, the Company anticipates it will continue to purchase spot natural gas for the Rio Grande Power Station for the near term. To complement the spot purchases, the Company has entered into a one-year gas supply contract
with Cook Inlet for 1997.   For the long term, the Company will evaluate the
availability of spot natural gas versus other supplies in obtaining a reliable and economical supply for the Rio Grande Power Station.

     In 1996, the natural gas requirements for the Newman and Copper Power Stations were supplied and transported pursuant to an intrastate natural gas contract which expired December 31, 1996. The Company has an agreement with KN-Energy to supply gas to the Newman and Copper Power Stations beginning in 1997 through 2001. To augment this contract, the Company procured a second natural gas supply agreement with U.S. Gas Transportation, Inc., which runs through 2001.

COAL

     APS, as operating agent for Four Corners, purchases Four Corners' coal requirements from a supplier with a long-term lease of coal reserves owned by the Navajo Nation. Management believes that Four Corners has sufficient reserves of coal to meet the plant's operational requirements for its useful life.

PURCHASED POWER

     To supplement its own generation, the Company has a firm power purchase agreement with SPS for a minimum of 35 MW for 1997.

                                         OPERATING STATISTICS
                                                                             DECEMBER 31,
                                                            ------------------------------------------
                                                               1996 (A)        1995 (B)        1994 (B)
                                                            ----------      ----------      ----------
Operating revenues (In thousands):
Base revenues:
  Retail:
     Residential........................................... $  141,719      $  128,295      $  129,869
     Commercial and industrial, small......................    138,910         128,715         126,450
     Commercial and industrial, large......................     43,483          40,870          39,754
     Sales to public authorities...........................     65,534          59,613          59,811
                                                            ----------      ----------      ----------
         Total retail......................................    389,646         357,493         355,884

  Wholesale sales for resale...............................     71,254          74,557          75,750
                                                            ----------      ----------      ----------
         Total base revenues...............................    460,900         432,050         431,634

Fuel revenues and economy sales............................    114,042          68,823         101,076
Other......................................................      3,981           3,744           4,050
                                                            ----------      ----------      ----------
         Total operating revenues.......................... $  578,923      $  504,617      $  536,760
                                                            ==========      ==========      ==========
Number of customers (End of year):
     Residential...........................................    250,209         245,245         240,368
     Commercial and industrial, small......................     25,304          24,615          23,857
     Commercial and industrial, large......................        102              89              80
     Other.................................................      3,711           3,674           3,470
                                                            ----------      ----------      ----------
         Total.............................................    279,326         273,623         267,775
                                                            ==========      ==========      ==========
Average annual use and revenue per residential customer:
     KWH...................................................      6,238           6,057           6,313
     Revenue............................................... $   661.04      $   578.88      $   644.82
                                                            ==========      ==========      ==========
Average revenue per KWH (In cents):
     Residential...........................................      10.60            9.56           10.21
     Commercial and industrial, small......................       9.21            8.15            8.88
     Commercial and industrial, large......................       4.85            4.34            5.01
                                                            ==========      ==========      ==========
Energy supplied, net, KWH (In thousands):
     Generated.............................................  7,920,675       7,439,404       7,018,423
     Purchased and interchanged............................    711,791         584,853       1,051,251
                                                            ----------      ----------      ----------
         Total.............................................  8,632,466       8,024,257       8,069,674
                                                            ==========      ==========      ==========
Energy sales, KWH (In thousands):
  Retail:
     Residential...........................................  1,545,274       1,473,349       1,500,426
     Commercial and industrial, small......................  1,779,986       1,754,176       1,721,736
     Commercial and industrial, large......................  1,216,941       1,121,329       1,092,028
     Sales to public authorities...........................  1,110,706       1,068,048       1,081,850
                                                            ----------      ----------      ----------
                                                             5,652,907       5,416,902       5,396,040
  Wholesale:
     Sales for resale......................................  1,753,553       1,646,357       1,925,671
     Economy sales.........................................    757,999         538,102         320,026
                                                            ----------      ----------      ----------
         Total sales.......................................  8,164,459       7,601,361       7,641,737
     Losses and company use................................    468,007         422,896         427,937
                                                            ----------      ----------      ----------
         Total.............................................  8,632,466       8,024,257       8,069,674
                                                            ==========      ==========      ==========
Native system:
  Peak load, KW............................................  1,105,000       1,088,000       1,093,000
  Net generating capacity for peak, KW.....................  1,500,000       1,500,000       1,497,000
  Load factor..............................................       63.4 %          61.6 %          61.1 %
                                                            ==========      ==========      ==========
Total system:
  Peak load, KW............................................  1,387,000       1,374,000       1,365,000
  Net generating capacity for peak, KW.....................  1,500,000       1,500,000       1,497,000
  Load factor..............................................       64.2 %          62.0 %          63.7 %
                                                            ==========      ==========      ==========

 (A) Financial data is based on the combined results for the Predecessor Company for the period January 1, 1996 to February 11, 1996 and the Reorganized Company for the period February 12, 1996 to December 31, 1996.
 (B) Predecessor Company.

                                  REGULATION

TEXAS RATE MATTERS

     The rates and services of the Company in Texas municipalities are regulated by those municipalities, and in unincorporated areas by the Texas Commission. The largest municipality in the Company's service area is the City of El Paso. The Texas Commission has exclusive appellate jurisdiction to review municipal orders and ordinances regarding rates and services in Texas and jurisdiction over certain activities of the Company.

     Rate Stipulation and Agreed Order. The Company's rates for its Texas jurisdictional customers are governed by the Agreed Order, which became effective on the Effective Date. The Agreed Order implemented certain provisions of the Rate Stipulation and set rates consistent with the Rate Stipulation. Among other things, under the Rate Stipulation: (i) the Company received a one-time annual increase in Texas retail base rates of approximately $24.9 million; (ii) the Company's base rates for most customers in Texas were fixed at this increased level for the Freeze Period; (iii) the City of El Paso granted the Company a new franchise that extends through the Freeze Period; (iv) the Company will retain 75% during the first five years of the Freeze Period and 50% during the remainder of the Freeze Period of (A) the revenues generated by providing third-party transmission services and (B) profit margins from certain off-system power sales; (v) the Company's reacquisition of the Palo Verde leased assets is deemed to be in the public interest; (vi) no refunds or surcharges were made to customers with respect to fuel costs and revenues for the period from July 1993 through June 1995; and (vii) all appeals of Texas Commission orders concerning the Company and all outstanding Texas Commission dockets concerning the Company's rates were resolved.

     Neither the Rate Stipulation nor the Agreed Order deprives the Texas regulatory authorities of their jurisdiction over the Company during the Freeze Period. However, the Texas Commission determined in the Agreed Order that the rate freeze is in the public interest and results in just and reasonable rates. Further, the signatories to the Rate Stipulation (other than the General Counsel, OPC and the State of Texas) agreed not to seek to initiate an inquiry into the reasonableness of the Company's rates during the Freeze Period and to support the Company's entitlement to rates at the freeze level throughout the Freeze Period. The Company believes, but cannot assure, that its cost of service will support rates at or above the freeze level throughout the Freeze Period and, therefore, does not believe any attempt to reduce the Company's rates would be successful. However, during the Freeze Period, the Company is precluded from seeking rate increases in Texas, even in the event of increased operating or capital costs. In the event of a merger, the parties to the Rate Stipulation retain all rights provided in the Rate Stipulation, their rights to participate as a party in any proceeding related to the merger, as well as the right to pursue a reduction in rates below the freeze level to the extent of post-merger synergy savings. See "Recent Changes in Utility Regulation."

     Fuel. The Company must periodically reconcile its Texas fuel costs pursuant to Texas Commission rules. The Company has not filed a reconciliation, which must contain not less than twelve months nor more than thirty-six months of reconcilable data for any period since June 1995. In a reconciliation, revenues that the Company collected from Texas customers under its fixed fuel factor are reconciled with the expenses for fuel and purchased power actually incurred by the Company for the period covered by the reconciliation. Differences between revenues collected and expenses incurred are subject to a refund to customers (in the case of an overrecovery of fuel costs) or surcharge (in the case of an underrecovery of fuel costs). The Commission staff, local regulatory authorities such as the City of El Paso, and customers are entitled to intervene in a fuel reconciliation proceeding and to challenge the recovery of expenses on the basis of unreasonable or improper fuel and purchased power costs.

     Higher natural gas prices began in December 1996 and continued in the first quarter of 1997. These higher natural gas prices will increase the Company's underrecovered fuel costs, which will be reviewed in the next Texas fuel reconciliation.

     Palo Verde Performance Standards. The Texas Commission has established performance standards for the operation of Palo Verde, pursuant to which Palo Verde is evaluated annually to determine whether its three-year rolling average capacity factor entitles the Company to a reward or subjects it to a penalty. There are five performance bands based around a target capacity factor of 70%. The capacity factor is calculated as the ratio of actual generation to maximum possible generation. If the capacity factor, as measured on a station-wide basis for any consecutive 24-month period, should fall below 35%, the Texas Commission could reconsider the rate treatment of Palo Verde, regardless of the provisions of the Rate Stipulation. The removal of Palo Verde from rate base could have a significant negative impact on the Company's revenues and financial condition. Based upon the formula for calculating the performance standards in Texas, the Company does not believe a performance penalty will be assessed for the year ended December 31, 1996.

NEW MEXICO RATE MATTERS

     The New Mexico Commission has jurisdiction over the Company's rates and services in New Mexico and jurisdiction over certain activities of the Company, including prior approval of the issuance, assumption or guarantee of securities. The New Mexico Commission's decisions are subject to judicial review. Current base rates in New Mexico were established in 1990 and have not increased. The Company does not have an agreement with New Mexico regulatory authorities or parties to past New Mexico regulatory proceedings comparable to the Rate Stipulation.

     Pending Rate Case. In October 1996, the New Mexico Commission issued an order in Case No. 2722, requiring the Company to answer certain ratepayer complaints and to file a rate filing package, including cost of service data and supporting testimony. On March 3, 1997, the Company filed all of the rate filing package data required by the Commission's order with the Commission. Although the Company's filing demonstrates a revenue deficiency of approximately $8.6 million under current rates, the Company did not request a rate change to recover the deficiency. The Company cannot predict what action the New Mexico Commission may take in this proceeding.

     Fuel. The Company is required to file an annual fuel report and an annual Palo Verde performance standards report, discussed below, with the New Mexico Commission by January 31 of each year for the preceding calendar year. The Company requested and received two extensions of time and filed these reports on March 24, 1997. The Company's filing reflects a significant increase in the monthly fuel charge to be effective with bills rendered on or after May 1, 1997. This increase is necessary because of significant increases in the spot price of natural gas which have caused the Company to underrecover its fuel costs in New Mexico by approximately $2.0 million for the year ended December 31, 1996. The recovery of this amount, coupled with projected higher gas costs for 1997, results in an increase in the proposed 1997 fuel factor of approximately 50% over the present factor. There can be no assurance that the Commission will accept the Company's proposed fuel factor. As in Texas, interested parties are allowed to intervene and challenge the recoverability of expenses as unreasonable or imprudent. Any significant disallowance of recovery could have a material adverse effect on the Company's financial results.

     Palo Verde Performance Standards. The New Mexico Commission has established performance standards for the operation of Palo Verde, pursuant to which the entire Palo Verde station is evaluated annually to determine if its achieved capacity factor allows the Company to claim a credit or subjects the Company to a penalty. Because Unit 3 is not included in the Company's New Mexico rate base, any penalty or credit calculated on a total station basis is limited to two-thirds of such penalty or credit. The capacity factor is calculated as the ratio of actual generation to maximum possible generation. If the annual capacity factor is 35% or less, the New Mexico Commission is required to initiate a proceeding to reconsider the rate base treatment of Palo Verde. The removal of Palo Verde from rate base could have a significant negative impact on the Company's revenues and financial condition. For the year ended December 31, 1996, the Palo Verde station capacity factor was 86.20%. This capacity factor resulted in the Company's entitlement to a credit. However, the Company is voluntarily foregoing collection of this credit to partially mitigate the increase in the proposed New Mexico fuel factor, discussed above.

FEDERAL REGULATORY MATTERS

     Federal Energy Regulatory Commission. The Company is subject to regulation by the FERC in certain matters, including rates for wholesale power sales, transmission of electric power and the issuance of securities.

     The Company has a long-term firm power sales agreement with IID providing for the sale of 100 MW of firm capacity and 50 MW of contingent capacity through April 2002. The agreement generally provides for level sales prices over the life of the agreement. The Company has a firm power sales agreement with TNP, providing for sales to TNP in the minimum amount of 25 MW through 2002. Sales prices are essentially level for the remaining life of the agreement. Rate tariffs currently applicable to IID and TNP contain fuel and purchased power cost adjustment provisions designed to recover the Company's fuel and purchased power costs.

     In July 1996, the Company filed its open access transmission tariffs (Docket No. OA96-200-000) in compliance with Order No. 888, Promoting Wholesale Competition Through Open Access Non-Discriminatory Transmission Services by Public Utilities; Recovery of Stranded Costs by Public Utilities and Transmitting Utilities ("Order No. 888"), covering network and point-to-point transmission services and the six specifically required ancillary services. Several parties, including Las Cruces, other utilities and several wholesale power marketers intervened and filed protests to the Company's tariffs. Issues raised by the intervenors included rates and the terms and conditions of the Company's tariffs, including the treatment and costs related to certain facilities making access to the CFE more available to parties other than the Company. In February 1997, the Company entered into a stipulated agreement among the various parties settling all issues related to Docket No. OA96-200-000. Under the settlement the Company will provide transmission service, to the extent transmission capacity is available, to any party for firm or interruptible service to the CFE until the earlier of the end of 1998 or the date the FERC rules on the complaint filed by Enron. See Item 3, "Legal Proceedings - Transmission Service to Mexico."

     In December 1996, Las Cruces filed a request at the FERC for a determination that Las Cruces would have no stranded cost obligation to the Company in the event the city leaves the Company's system and operates its own municipal utility. The Company calculated Las Cruces' stranded cost obligation to be approximately $234 million. The FERC is expected to establish a procedural schedule for discovery and hearings in this matter. The Company is unable to predict the outcome of this proceeding or the impact it may have on the Company. See Item 3, "Legal Proceedings - Litigation with Las Cruces."

     Also in December 1996, SPS filed a request for the issuance of an order by the FERC requiring the Company to accept as a "completed application" for service under the Company's open access transmission tariff a September 1996 request by SPS for service that may be needed for SPS to deliver electricity to a newly-formed Las Cruces municipal electric system. The Company stated in response to that request that SPS had failed to provide certain information required to be submitted by persons seeking service under its open access transmission tariff. The Company has asked that the proceedings initiated by Las Cruces and by SPS, respectively, be consolidated. Both matters are currently pending before the FERC.

     Department of Energy. The DOE traditionally regulates the Company's exports of power to the CFE in Mexico pursuant to a license granted by the DOE and a presidential permit. In addition, the DOE is authorized to assess operators of nuclear generating facilities for a share of the costs of decommissioning the DOE uranium enrichment facilities.

     In October 1996, the FERC issued an order requiring the Company to provide Enron Power Marketing, Inc., a wholesale power marketer, with firm point-to-point transmission service over the Company's transmission system to substation facilities near the border. The FERC, however, concurred with the Company's position that the FERC does not have jurisdiction to order transmission across the border, suggesting that the DOE has such jurisdiction.

     Promptly after the issuance of the FERC order, Enron asked the DOE to exercise its authority over Presidential Permits relating to construction of border-crossing transmission facilities and over export authorizations issued to the Company and to Enron to require transmission access for delivery of electricity to the CFE in Mexico. Pursuant to Enron's request, the DOE, on October 30, 1996, issued a Notice and Delegation and Assignment which delegated to the FERC its authority to carry out the DOE's duties with respect to Presidential Permits and export authorizations issued to the Company. The Company has filed responses to Enron's request at both the FERC and the DOE in which it has asserted that the DOE has no authority to require transmission of electric energy for delivery to the CFE. However, the Company agreed to provide access, to the extent transmission capacity is available, to a winning bidder during 1997, if someone other than the Company, pending resolution of this jurisdictional dispute. The Company's agreement to provide such access in no way prejudices the Company's position, which remains that under the current law the provision of such access is not required. Neither the FERC nor the DOE has taken any final action on this matter.

     Nuclear Regulatory Commission.  The NRC has jurisdiction over the
Company's licenses for Palo Verde and regulates the operation of nuclear generating stations to protect the health and safety of the public from radiation hazards and has authority to conduct environmental reviews pursuant to the National Environmental Policy Act.

OTHER WHOLESALE CUSTOMERS

     The primary term of the Company's previous five year sales agreement for firm capacity and associated energy to the CFE terminated December 31, 1996. In September 1996, the CFE issued a request for proposals for replacement power for 1997. The Company submitted a bid and was ultimately selected by the CFE to provide varying amounts of power during 1997 ranging from 120 to 200 MW. Since the CFE load provided by the Company will be isolated from the rest of the CFE system, the Company is also providing the CFE with the flexibility to increase its power deliveries up to 5% above its monthly contract capacity level in order to meet its customer power requirements. The price is stable throughout the term of the agreement and includes charges for capacity and energy as well as transmission and any required ancillary services. Under the new agreement with the CFE, revenues in 1997 related to power sales to the CFE are expected to be lower than revenues recorded in 1996. The agreement requires payment in United

States dollars. See Item 3, "Legal Proceedings - Transmission Service to Mexico" and Part II, Item 8, "Financial Statements and Supplementary Data - Note M of Notes to Financial Statements."

RECENT CHANGES IN UTILITY REGULATION

     General. The electric utility industry faces increasing pressure to become more competitive as legislative, regulatory, economic and technological changes occur. Federal legislation, as well as legislative and regulatory initiatives in various states and proposed initiatives in Texas and New Mexico, encourages competition in the Company's service area for electricity generation among electric utility and non-utility power producers. Together with increasing customer demand for lower-priced electricity and other energy services, these measures have accelerated the industry's movement toward more competitive pricing and cost structures. Such competitive pressures could result in the loss of customers and diminish the ability of the Company to fully recover its investment in generation assets, as well as the cost of operating these assets. This issue is particularly important to the Company because its rates are significantly higher than the national and regional averages. In the face of increased competition, there can be no assurance that such competition will not adversely affect the future operations, cash flows and financial condition of the Company, or that the Company will be able to sustain retail rates at the levels established by the Rate Stipulation during the Freeze Period.

     Of particular importance to the Company is the issue of ultimate recoverability of costs previously found by regulatory authorities to be reasonable and prudent, but which at the same time are higher than would be recovered under immediate, full competition (i.e., stranded costs). Across the industry, as well as at the state level, there is much discussion and debate on this issue. At this time, there appears to be no clear solution. At the federal level, the FERC has announced, through a formal rulemaking, its intention to allow 100% recovery of all legitimate verifiable stranded costs attributable to FERC jurisdictional customers. Texas and New Mexico are engaged in various activities, at the commission and legislative level, which are attempting to address the issue of stranded cost recovery from customers subject to state legislation.

     FERC. In April 1996, pursuant to its authority under Sections 205 and 206 of the FPA, the FERC issued its Order No. 888. Order No. 888 requires all public utilities owning, operating or controlling facilities used for transmitting electricity in interstate commerce to (i) file open access transmission tariffs containing minimum terms and conditions of non-discriminatory service and (ii) take transmission service (including ancillary services) for their own new wholesale sales and purchases of electric energy under the open access tariffs. Additionally, Order No. 888 permits public utilities to seek recovery of legitimate, prudent and verifiable stranded costs and provides a mechanism for the recovery of such costs. Order No. 888 also provides for recovery of costs associated with former power customers and new municipally-owned entities becoming transmission-only customers as a result of providing open access transmission if the utility had a reasonable expectation of continuing to provide service to the departing customer. Order No. 888 established criteria under which stranded costs will be evaluated for contracts entered into prior to July 11, 1994, and for stranded costs resulting from the formation of any new municipal utilities. Recovery of stranded costs under contracts entered into after July 10, 1994, will be governed by the terms of those contracts.

     In April 1996, the FERC also issued Order No. 889, Open Access Same-
Time Information System (formerly Real-Time Information Networks) and Standards of Conduct ("Order No. 889"). Order No. 889 requires all public utilities owning, operating or controlling facilities used for transmitting electricity in interstate commerce to develop and maintain an Open Access Same-Time Information System that will give existing and potential transmission users access to transmission related information on a basis consistent with that available to a utility's employees engaged in the buying and selling of power. Order No. 889 further requires public utilities to separate their transmission and generation marketing functions and communications and adopt standards of conduct ensuring that all open access transmission customers are treated in a non-discriminatory manner.

     Texas. In February 1996, the Texas Commission adopted a rule governing wholesale transmission access, as required by recent Texas legislation. The Texas Commission does not have jurisdiction over the Company's wholesale transactions. However, the rule required the Company to file its FERC-approved open access transmission tariffs with the Texas Commission to certify compliance with the Texas legislation.

     During 1996, pursuant to the directives of the Texas Legislature in legislation passed in 1995, the Texas Commission conducted projects to evaluate the (i) scope of competition in the electric industry in Texas and (ii) potential for stranded investment, procedures for allocating stranded costs and acceptable methods of stranded cost recovery. The Texas Commission's report consolidating the two projects was issued in January 1997. While it recommended a careful and deliberate approach to continued expansion of competition in the Texas electric market, ultimately leading to retail competition with certain safeguards, it also recommended against any legislation that would introduce broad based retail competition before 2000. The Texas Commission quantified the potential "excess of cost over market" ("ECOM") at both wholesale and retail levels under several scenarios. With respect to the Company's potential for stranded costs, the Texas Commission estimated no wholesale ECOM, and estimated retail ECOM ranging from a high of $1.3 billion to a low of $781.0 million, with an expected value of $1.1 billion, assuming full retail access in 1998. The Company cannot determine at this time the effects that would occur, including any possible effects on the Rate Stipulation, as the result of any broad based competition legislative action, if any, implemented in 1997.

     New Mexico. The New Mexico Commission initiated a notice of inquiry regarding competition and the restructuring of regulation of the electric industry in 1996. The New Mexico Commission received comments from numerous parties representing various interests and conducted workshops in an attempt to arrive at a consensus with respect to the need for regulatory change, the nature of such change and the timing/transition of any changes. No consensus was reached by the participants. With respect to stranded costs, the New Mexico Commission applied the same ECOM model that was developed for Texas. The Company's New Mexico ECOM calculation ranged from a high of $248 million to a low of $173 million. The Company also provided the New Mexico Commission with its calculation of stranded costs for New Mexico pursuant to FERC Order No. 888, which equaled $364 million.

                       EXECUTIVE OFFICERS OF THE COMPANY


        Name                Age                 Current Position and
                                                Business Experience
        ----                ---                 --------------------

James S. Haines...........   50  Chief Executive Officer, President and Director
                                  since May 1996; Executive Vice President and
                                  Chief Operating Officer of Western Resources, Inc. from June 1995 to May 1996; Executive Vice President and Chief Administrative Officer of Western Resources, Inc. from April 1992 to June 1995.

Eduardo A. Rodriguez......   41  Senior Vice President - Customer and Corporate
                                  Services since August 1996; Senior Vice
                                  President since January 1994; Vice President from April 1992 to January 1994; General Counsel from 1988 to August 1996; Secretary from January 1989 to January 1994.


J. Frank Bates............   46  Vice President - Transmission and Distribution
                                  since August 1996; Vice President - Operations from May 1994 to August 1996; Vice President - Customer Services Texas Division from June 1989 to May 1994.

Michael L. Blough.........   41  Vice President - Administration since August
                                  1996; Vice President since May 1995;
                                  Controller and Chief Accounting Officer from
                                  November 1994 to August 1996; Assistant Vice
                                  President -Financial Planning from September
                                  1990 to November 1994.

Gary R. Hedrick...........   42  Vice President, Treasurer and Chief Financial
                                  Officer since August 1996; Treasurer since
                                  March 1996; Vice President -Financial Planning and Rate Administration from September 1990 to August 1996.

John C. Horne.............   48  Vice President - Power Generation since August
                                  1996; Vice President - Power Supply from May
                                  1994 to August 1996; Vice President -
                                  Transmission Systems Division from August 1989 to May 1994.

Robert C. McNiel..........   50  Vice President - Public Affairs and Marketing
                                  since August 1996; Vice President - New Mexico Division from December 1989 to August 1996.

Terry Bassham.............   36  General Counsel since August 1996; Shareholder
                                  with Clark, Thomas & Winters, P.C. from May
                                  1993 to August 1996; Shareholder with Moreno, Fry & Bassham from February 1992 to May 1993; Shareholder with Kemp, Smith, Duncan & Hammond, P.C. for more than one year prior to February 1992.

Guillermo Silva, Jr.......   43  Secretary since January 1994; Assistant
                                  Secretary from June 1989 to January 1994.

     The executive officers of the Company are elected annually and serve at the discretion of the Board of Directors.

ITEM 2.  PROPERTIES

     The principal properties of the Company are described in Item 1, "Business," and such descriptions are incorporated herein by reference. Transmission lines are located either on private rights-of-way, easements or on streets or highways by public consent. See Part II, Item 8, "Financial Statements and Supplementary Data - Note H of Notes to Financial Statements" for information regarding encumbrances against the principal properties of the Company.

ITEM 3.  LEGAL PROCEEDINGS

              LITIGATION WITH CENTRAL AND SOUTH WEST CORPORATION

     In May 1993, the Company entered into the Merger Agreement, pursuant to which the Company would have been acquired by CSW. In June 1995, CSW terminated the Merger Agreement. In response, the Company filed a complaint against CSW in the 205th Judicial District Court of El Paso County, Texas, alleging, among other claims, breach of contract, breach of duty of good faith and fair dealing, breach of fiduciary duty, business disparagement, tortious interference with contract and fraud in the inducement. The Company sought an unspecified amount of damages, punitive damages, attorneys' fees and costs. In June 1995, CSW filed an adversary proceeding against the Company in the Bankruptcy Court seeking the recovery of termination fees of $25 million, approximately $3.7 million in attorneys' fees and expenses that CSW claims it advanced on behalf of the Company in certain regulatory proceedings, and $25 million for the alleged violation of the Merger Agreement's no-solicitation provisions. All of the claims by both parties were tried in the Bankruptcy Court. The trial concluded on January 30, 1997, and the matter has been taken under advisement by the presiding judge. A ruling is expected in March 1997. The Company cannot predict the outcome of this litigation. Pursuant to the terms of the Reorganization, the first $20 million in proceeds, if any, to the Company from this litigation will be distributed to the holders of preferred stock and common stock of the Predecessor Company.

                           LITIGATION WITH LAS CRUCES

     In the franchise fee action, Las Cruces is attempting to replace the Company as its electric service provider by acquiring, through condemnation or otherwise, the distribution assets and other facilities used to provide electric service to customers in Las Cruces. Sales to customers in Las Cruces represented approximately 7% of the Company's operating revenues in 1996. Las Cruces has two actions pending against the Company in federal district court in New Mexico, one seeking to recover franchise fees despite the expiration of the Company's Las Cruces franchise in March 1994 and one seeking a declaratory judgment that Las Cruces can proceed with a condemnation action against the Company. In addition, the New Mexico State Legislature has recently passed a bill that would allow Las Cruces to proceed with the condemnation.

     Las Cruces is seeking the reasonable value of the Company's use, occupation and rental of Las Cruces' rights-of-way or damages for trespass and an unspecified amount of punitive damages. The Company has filed an answer denying that it has any liability or continuing payment obligation to Las Cruces regarding franchise fees or use of the Las Cruces rights-of-way, and also denies that it has committed any trespass. The Company intends to vigorously defend the lawsuit. The Company has also filed a counterclaim seeking to condemn, pursuant to statutory authority, those Las Cruces rights-of-way currently used and occupied by the Company. Las Cruces has filed an answer contesting the Company's right to proceed with such a condemnation. In August 1996, the court severed the Company's counterclaim from

Las Cruces' claims for all purposes, and stayed all proceedings on the Company's counterclaim until further order of the court. The trial of Las Cruces' claims is set for May 1997. The Company has reserved in its financial statements an amount equal to the franchise fees under the expired agreement.

     In April 1995, Las Cruces filed a Complaint for Declaratory Judgment against the Company in the District Court for Dona Ana County, New Mexico, seeking a declaratory judgment that Las Cruces has a right of eminent domain to condemn the electric distribution system and related facilities owned and operated by the Company within and adjacent to the city limits that provide or assist in the provision of electricity within the municipal boundaries of Las Cruces. In May 1995, the Company removed the case to the United States District Court for the District of New Mexico. In October 1995, the Company's motion for summary judgment was denied and the Court ruled that although Las Cruces lacks express statutory authority to condemn the Company's assets, such express authority is required only if the proposed condemnation would materially impair, obliterate or destroy the existing use. Following a trial on the merits, the federal magistrate issued an opinion holding that Las Cruces had not met its burden of proof that its plan would not materially impair the public use of the Company's property sought to be condemned. The magistrate also granted the Company's motion to certify to the New Mexico Supreme Court the question as to whether Las Cruces possesses the authority to condemn the Company's property for use as a municipal utility when that property is already devoted to public use. In February 1997, the New Mexico Supreme Court heard oral arguments and is expected to issue its ruling in the near future.

     In March 1997, the New Mexico House of Representatives and Senate passed a bill that would give Las Cruces the authority to acquire and operate the Company's distribution system within both the city limits and a territory within five miles of the municipal boundary. If the Governor signs the bill, it would become law immediately and most likely make the issues presented to the New Mexico Supreme Court moot.

     Las Cruces has taken several actions to position itself to acquire portions of the Company's distribution system and certain related facilities in the event it can proceed with condemnation. See Item 1, "Business - Regulation - Federal Regulatory Matters" for discussion regarding Las Cruces' filing with the FERC for determination of stranded cost. In June 1994, the Las Cruces City Council approved a resolution selecting SPS to provide operation and maintenance services for the proposed Las Cruces electric distribution system, substations and associated transmission facilities and authorizing the staff of Las Cruces to negotiate a contract with SPS related to such services. In August 1994, SPS and Las Cruces entered into a fifteen-year contract granting SPS the right to provide all of the electric power and energy required by Las Cruces during the term of the contract. In addition, Las Cruces announced that, in October 1995, it sold approximately $73 million in revenue bonds to provide funding to finance the acquisition by condemnation or negotiated purchase of the Company's electrical distribution assets within and adjacent to the Las Cruces city limits.

     The Company has filed a lawsuit in the Dona Ana County District Court and is pursuing a complaint simultaneously before the New Mexico Commission challenging the legality of the sale of the revenue bonds, and the New Mexico Commission is investigating the agreement between SPS and Las Cruces which would grant, in certain circumstances, Las Cruces an option to sell electric utility assets acquired through condemnation to SPS. In August 1996, the Dona Ana County District Court issued an opinion letter stating that Section 3-23-3 of the New Mexico Municipal Code is inapplicable to home rule municipalities and Las Cruces, therefore, was not required to acquire the New Mexico Commission's approval before issuing revenue bonds to acquire utility property. However, the Court did agree with the Company that the revenue bonds, in this case backed by utility revenues, are subject to the same requirements of other revenue bonds backed by gross receipts tax revenues. Therefore, if the Court's finding of the applicability of Las Cruces' home rule authority is overturned on appeal, the Company's position that the issuance of the bonds required prior approval could be upheld. The Court's order was signed and entered in November 1996. The Company has filed an appeal with the New Mexico Court of Appeals.

     The Company continues to believe that it can provide lower cost electric service to customers in Las Cruces than can be achieved through a municipal takeover. Accordingly, the Company has stated its strong preference for a resolution of its differences with Las Cruces through negotiation rather than litigation and condemnation. The Company intends to vigorously pursue before the FERC its right to recover stranded costs from Las Cruces in the event Las Cruces succeeds in leaving the system.

     If Las Cruces succeeds in its efforts to condemn the Company's distribution system, the Company could lose its Las Cruces customer base, although the Company would receive "just compensation" as established by the court under New Mexico law. "Just compensation" is generally defined as the amount of money that would compensate the party whose property is condemned. In the Company's case, this amount would be the difference between the value of the Company's entire system prior to the taking, as compared to the value of the entire system after the taking. The Company is unable to predict the outcome of Las Cruces' efforts or the effects it may have on the Company's financial position, results of operations and cash flows.

                         TRANSMISSION SERVICE TO MEXICO

     In September 1996, Enron, a wholesale power marketer and one of the companies that submitted a bid to the CFE in connection with renewal of the interchange agreement for the supply of power to Ciudad Juarez, Mexico, filed a complaint against the Company with the FERC. Enron's complaint sought emergency relief and requested the FERC to direct the Company to enter into an agreement with Enron to provide Enron with firm point-to-point transmission service to the CFE under its open access transmission tariff.

     In October 1996, the FERC issued an order requiring the Company to provide Enron with firm point-to-point transmission service over the Company's transmission system to substation facilities near the border. The FERC, however, concurred with the Company's position that the FERC does not have jurisdiction to order transmission across the border, suggesting that the DOE has such jurisdiction. Pursuant to an emergency application filed by Enron with the DOE, on October 30, 1996, the DOE issued a Notice of Delegation and Assignment which delegated to the FERC its authority to carry out the DOE's duties in this case. In its response to the DOE's delegation of authority, the Company has asserted that the DOE has no authority to require transmission access for delivery of power to the CFE. However, the Company agreed to provide access, to the extent transmission capacity is available, to a winning bidder in 1997, if the winning bidder is someone other than the Company, pending resolution of this jurisdictional dispute. The Company's agreement to provide such access in no way prejudices the Company's position that, under current law, access is not required. The FERC has docketed the Delegation and Assignment and the process is expected to continue throughout 1997.

                                  WATER CASES

     San Juan River System. The Four Corners Participants are among the defendants in a suit filed by the State of New Mexico in 1975 in state district court in New Mexico against the United States of America, the City of Farmington, New Mexico, the Secretary of the Interior as Trustee for the Navajo Nation and other Indian tribes and certain other defendants (State of New Mexico ex rel. S. E. Reynolds, New Mexico State Engineer v. United States of America, et al., Eleventh Judicial District Court, County of San Juan, State of New

Mexico, Cause No. 75-184). The suit seeks adjudication of the water rights of the San Juan River Stream System in New Mexico, which, among other things, supplies the water used at Four Corners. The case has been inactive for many years. The Company cannot predict the outcome of this case.

     Gila River System. In connection with the construction and operation of Palo Verde, APS entered into contracts with certain municipalities granting APS the right to purchase effluent for cooling purposes at Palo Verde. In 1986, a summons was served on APS that required all water claimants in the Lower Gila River Watershed in Arizona to assert any claims to water in an action pending in Maricopa County Superior Court, titled In re The General Adjudication of All Rights to Use Water in the Gila River System and Source. Palo Verde is located within the geographic area subject to the summons and the rights of the Palo Verde Participants to the use of groundwater and effluent at Palo Verde is potentially at issue in the action. APS, as operating agent, filed claims that dispute the court's jurisdiction over the Palo Verde Participants' groundwater rights and their contractual rights to effluent relating to Palo Verde and, alternatively, seek confirmation of such rights. In December 1992, the Arizona Supreme Court heard oral argument on certain issues in this matter that are pending on interlocutory appeal. Issues important to Palo Verde Participants' claims were remanded to the trial court for further action and the trial court certified its decision for interlocutory appeal to the Arizona Supreme Court.
In September 1994, the Arizona Supreme Court granted review of the June 1994 trial court decision. No trial date has been set in the matter. The Company cannot predict the outcome of this case.

                                  FOUR CORNERS

     In July 1995, the Navajo Nation enacted the Navajo Nation Air Pollution Prevention and Control Act, the Navajo Nation Safe Drinking Water Act and the Navajo Nation Pesticide Act (collectively, the "Acts"). In October 1995, the Four Corners Participants requested that the United States Secretary of the Interior resolve their dispute with the Navajo Nation regarding whether the Acts apply to operation of Four Corners. The Four Corners Participants subsequently filed a lawsuit in the District Court of the Navajo Nation, Window Rock District, seeking, among other things, a declaratory judgment that (i) the Four Corners leases and federal easements preclude the application of the Acts to the operation of Four Corners; and (ii) the Navajo Nation and its agencies and courts lack adjudicatory jurisdiction to determine the enforceability of the Acts as applied to Four Corners. On October 18, 1995, the Navajo Nation and the Four Corners Participants agreed to indefinitely stay the proceedings referenced above so that the parties may attempt to resolve the dispute without litigation. The Company is unable to predict the outcome of this matter.

                            OTHER LEGAL PROCEEDINGS

     The Company is a party to various other claims, legal actions and complaints. In many of these matters, the Company has excess casualty liability insurance which is applicable. Based upon a review of these claims and applicable insurance coverage, management is of the opinion that none of these claims will have a material adverse effect on the operations or financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 14, 1996, the Company held a Special Shareholders Meeting to approve the Company's 1996 Long-Term Incentive Plan, which authorized the issuance of up to 3,500,000 shares of common stock for the benefit of officers, key employees and non-employee directors through the award or grant of non-statutory stock options, incentive stock options, stock appreciation rights, restricted stock, bonus stock and performance stock. The total number of common shares outstanding at this Special Meeting was 59,999,981, of which 46,078,152 were represented in person or by proxy. Shares voted in favor of approving the plan were 38,325,050, and shares voted against were 7,308,727. There were 444,375 abstentions. Broker non-votes were not included in the determination of the number of shares represented at the meeting for purposes of determining whether a quorum was present and were not counted for purposes of determining whether the proposal had been approved. See Part II, Item 8, "Financial Statements and Supplementary Data - Note F of Notes to Financial Statements."

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock began trading on the American Stock Exchange on February 16, 1996 under the symbol "EE." The high and low sales prices for the Company's Common Stock, as reported in the consolidated reporting system of the American Stock Exchange, for the periods indicated below, were as follows:

                                                   SALES PRICE
                                                 ---------------
                                                  HIGH     LOW
                                                 ------   ------
              1996
              ----
                   February 16 - March 31       $ 6 1/4  $ 4 3/4
                   Second Quarter                 6 1/8    5
                   Third Quarter                  6 1/8    5 1/4
                   Fourth Quarter                 6 5/8    4 15/16


     At March 20, 1997, there were 11,847 record holders of the Company's Common Stock.

     The Company's ability to pay dividends on the Common Stock for the next several years will be limited by applicable law and, as explained below, by the financing arrangements entered into pursuant to the Reorganization. All distributions with respect to the Common Stock, including the declaration or payment of dividends, are subject to the provisions of the Texas Business Corporation Act, including provisions that prohibit any distribution that exceeds the surplus of the Company. In addition, under Section 305 of the FPA, it is unlawful for a director or officer of the Company to participate in the making or payment of dividends from "any funds properly included in capital account." As a result of Reorganization, the Company's first priority at this time is debt retirement and deleveraging as opposed to paying dividends.

     Pursuant to the resolutions creating the Company's Series A Preferred Stock, no dividends can be paid on the Common Stock if there are dividends in arrears on the Series A Preferred Stock. So long as the Company's First Mortgage Bonds, Series A through H, are outstanding and the series with the longest maturity is not rated "investment grade" by either Standard & Poor's Rating Service or Moody's Investors Service, Inc., the Company may not declare any dividend on the Common Stock, other than in additional shares of Common Stock, or make any other distribution on, or acquire for value any shares of Common Stock (with certain limited exceptions) unless, after giving effect thereto, the aggregate of all such dividends, distributions and certain other payments made by the Company since February 12, 1996 would be less than the sum of (i) 50% of the consolidated net income (as defined in the mortgage indenture) of the Company minus dividends paid in respect of the Series A Preferred Stock for the period from February 13, 1996 to the most recently ended fiscal quarter for which quarterly financial statements are available (or, if such consolidated net income is a deficit, less 100% of such deficit), plus (ii) 100% of the aggregate net proceeds received by the Company from the issuance or sale since February 12, 1996 of equity securities or debt securities that have been converted into equity securities, plus (iii) $10.0 million. Currently, the Company's First Mortgage Bonds are not rated investment grade.

     Pursuant to the terms of the reimbursement agreements related to four letters of credit issued in respect to the four series of pollution control revenue bonds, so long as a drawing is available under any of the letters of credit, the same limitation on the declaration of dividends would apply to the Company. In addition to the restriction contained in the mortgage indenture, the reimbursement agreements limit to $15.0 million the aggregate amount of dividends that can be paid on the Common Stock during the three years after its initial issuance on February 12, 1996. The credit agreement for the working capital and fuel financing facility contains the same limitations on the payment of Common Stock dividends as the reimbursement agreements related to the letters of credit on the pollution control revenue bonds.

ITEM 6.  SELECTED FINANCIAL DATA

 As of and for the following periods:


                                                 REORGANIZED
                                                   COMPANY                                PREDECESSOR COMPANY
                                                 -----------  | --------------------------------------------------------------------
                                                              |
                                                 PERIOD FROM  | PERIOD FROM
                                                 FEBRUARY 12  |  JANUARY 1
                                                      TO      |      TO
                                                 DECEMBER 31, | FEBRUARY 11,                   YEARS ENDED DECEMBER 31,
                                                              |               ------------------------------------------------------
                                                              |
                                                     1996     |     1996          1995          1994          1993         1992
                                                 ------------ | ------------  ------------  ------------  ------------  ------------
                                                              |
                                                              |               (IN THOUSANDS EXCEPT FOR SHARE DATA)
                                                              |
Operating revenues............................... $   523,974 |  $    54,949  $   504,617   $   536,760   $   543,594   $   524,760
Operating income.................................     120,787 |        5,089       66,146        73,011        64,971        67,036
Income (loss) before extraordinary gain on                    |
  discharge of debt and cumulative effect of a                |
  change in accounting principle.................      41,919 |      118,198      (33,319)      (28,153)      (41,855)     (28,180)
                                                              |
Extraordinary gain on discharge of debt..........           - |      264,273            -             -             -             -
Cumulative effect of a change in                              |
  accounting principle...........................           - |            -            -             -       (96,044)(1)         -
Net  income (loss) applicable to common stock....      31,431 |      382,471      (33,319)      (28,153)     (137,899)      (28,180)
                                                              |
Net income (loss) per common share:                           |
    Income (loss) before extraordinary gain                   |
      on discharge of debt and cumulative                     |
      effect of a change in accounting principle.        0.52 |         3.33        (0.94)        (0.79)        (1.18)        (0.79)
                                                              |
    Extraordinary gain on discharge of debt......           - |         7.43            -             -             -             -
    Cumulative effect of a change                             |
      in accounting principle....................           - |            -            -             -         (2.70)(1)         -
    Net income (loss) per common share...........        0.52 |        10.76        (0.94)        (0.79)        (3.88)        (0.79)
                                                              |
Weighted average number of common shares and                  |
  common share equivalents outstanding...........  60,181,494 |   35,544,330   35,544,330    35,544,330    35,539,480    35,530,264
Total assets.....................................   1,846,190 |    1,910,354    1,809,891     1,730,851     1,715,406     1,702,778
Additions to utility plant.......................      53,018 |        8,231       88,267        60,113        58,215        60,570
Long-term debt, financing and capital lease                   |
  obligations....................................   1,046,173 |    1,164,328            -             -             -             -
Debt and obligations subject to compromise.......           - |            -    1,608,091     1,537,303     1,495,315     1,440,968
Preferred stock..................................     108,426 |      100,000       81,464        81,464        81,464        81,464
Common stock equity (deficit)....................     331,257 |      300,000     (418,763)     (385,966)     (357,463)     (220,508)
                                                              |
                                                  =========== |  ===========  ===========   ===========   ===========   ===========


______________________

 (1) Reflects the change in accounting for income taxes due to the implementation of SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109").

   The selected financial data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8, "Financial Statements and Supplementary Data," below.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Statements in this document, other than statements of historical information, are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). Such forward-looking statements, as well as other oral and written forward-looking statements made by or on behalf of the Company from time to time, including statements contained in the Company's filings with the Securities and Exchange Commission and its reports to stockholders, involve known and unknown risks and other factors which may cause the Company's actual results in future periods to differ materially from those expressed in any forward-looking statements. Any such statement is qualified by reference to the risks and factors discussed below under the headings "Operational Prospects and Challenges" and "Liquidity and Capital Resources" and in the Company's filings with the Securities and Exchange Commission, which are available from the Securities and Exchange Commission or which may be obtained upon request from the Company. The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

                     OPERATIONAL PROSPECTS AND CHALLENGES

     While the Company prepares for a new era of deregulation and competition in the electric utility industry, the Rate Stipulation provides a certain level of stability in the rates that the Company currently charges the majority of its customers. The Company intends to enhance its position during the Freeze Period by (i) serving the growing need for electricity within its retail service territory; (ii) continuing to focus on its strategic location on the border with Mexico; (iii) executing long-term contracts to provide electricity to its largest retail customers; and (iv) implementing operating cost reduction programs.

     The Company faces a number of challenges which could negatively impact its operations during the Freeze Period. The primary challenge is the risk of increased costs, including the risk of additional or unanticipated costs, at Palo Verde resulting from (i) increases in operation and maintenance expenses;
(ii) the potential replacement of steam generators; (iii) an extended outage of any of the Palo Verde units; (iv) increases in estimates of decommissioning costs; (v) the storage of radioactive materials; and (vi) compliance with the various requirements and regulations governing commercial nuclear generating stations. There can be no assurance that the Company's revenues will be sufficient to recover any increased costs incurred during the Freeze Period, including any such increased costs in connection with Palo Verde or increases in other costs of operation, whether as a result of higher than anticipated levels of inflation, changes in tax laws or regulatory requirements, or other causes.

     In recent months, rapid escalation in fuel prices have increased concern over price levels for energy, including electricity. The Company's recovery of fuel expense is subject to challenges regarding reasonableness and prudence through periodic fuel reconciliation proceedings. See Part I, Item 1, "Business
- Regulation - Texas Rate Matters - Fuel" and "- Regulation - New Mexico Rate Matters - Fuel."

     Another risk to the Company's operations is the potential loss of customers. The Company's wholesale and large retail customers currently have, in varying degrees, and, in the future may have, additional alternate sources of economical power, including co-generation of electric power. If the Company loses a significant portion of its retail customer base or wholesale sales, the Company may not be able to replace such revenues through either the addition of new customers or an increase in rates to remaining customers. Las Cruces has begun litigation and the New Mexico State Legislature has passed legislation which, if signed by the Governor, would give Las Cruces the legal authority to condemn the Company's distribution system and related assets located within its city limits. If Las Cruces succeeds in its efforts, the Company could lose its Las Cruces customer base, although the Company would receive "just compensation" as established by the court. See Item 8, "Financial Statements and Supplementary Data - Note K of Notes to Financial Statements." Further, there are state and federal legislative initiatives related to deregulation which could affect Company operations.

     In recent years, the United States has closed a large number of military bases and there can be no assurance that Holloman Air Force Base ("Holloman"), White Sands Missile Range ("White Sands") or the United States Army Air Defense Center at Fort Bliss ("Ft. Bliss") will not be closed in the future or that the Company will not lose all or some of its military base sales. The Company's sales to the military bases represented approximately $20.0 million or 3% of operating revenues for the year ended December 31, 1996. The Company signed a new contract with Ft. Bliss in August 1996, which provides that Ft. Bliss will take service from the Company through 1999, with the right thereafter to continue service on a year to year basis for two years. The Company has a contract for service to Holloman for a ten-year term beginning in December 1995. In August 1996, the Army advised the Company that White Sands would continue to purchase retail electric service from the Company pursuant to the retail service contract which was set to expire on December 31, 1993, but which had previously been unilaterally extended by the Army for an indefinite period, until written termination of such contract by the Army not less than one year in advance of the termination date.

     The Company does not currently have an agreement with New Mexico regulatory authorities or parties to past New Mexico regulatory proceedings comparable to the Rate Stipulation. Pursuant to an order from the New Mexico Commission, the Company filed rate data with the Commission on March 3, 1997. Although the Company's filing demonstrates a revenue deficiency of approximately $8.6 million under current rates, the Company did not request a rate change to recover the deficiency. The Company cannot predict what action the New Mexico Commission may take in this proceeding.

     Finally, the electric utility industry in general is facing significant challenges and increased competition as a result of changes in federal provisions relating to third-party transmission services and independent power production, as well as potential changes in state regulatory provisions relating to wholesale and retail service. Both the Texas and New Mexico Commissions are conducting proceedings related to industry restructuring and stranded cost recovery. See Part I, Item 1, "Business - Regulation - Recent Changes in Utility Regulation." The Company cannot predict the outcome of these proceedings. The potential effects of deregulation are particularly important to the Company because its rates are significantly higher than the national and regional averages. In the face of increased competition, there can be no assurance that such competition will not adversely affect the future operations, cash flow and financial condition of the Company.

                        LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal liquidity requirements through the end of the decade are expected to consist of the payment of interest on the Company's indebtedness and capital expenditures related to the Company's generating facilities and transmission and distribution systems. The Company expects that cash flows from operations will be sufficient for such purposes.

     Long-term capital requirements of the Company will consist primarily of maintenance and construction of electric utility plant, payment of interest on and retirement of debt and payment of dividends on and redemption of preferred stock. The Company has no current plans to construct any new generating capacity through at least 2004. Utility construction expenditures will consist primarily of expanding and updating the transmission and distribution systems and the cost of betterments and improvements to Palo Verde and other generating facilities.

     The Company anticipates that internally generated funds will be sufficient to meet its construction requirements, provide for the retirement of debt at maturity and enable the Company to meet other contingencies that may exist, such as compliance with environmental regulation, pending litigation and any claims for indemnification. At December 31, 1996, the Company had approximately $68.8 million in cash and cash equivalents, out of which approximately $9.1 million of reorganization expenses are expected to be paid upon receipt of the Bankruptcy Court's final order for allowable professional fees related to the Company's bankruptcy proceedings. The Company also has a $100 million revolving credit facility, which provides up to $60 million for nuclear fuel purchases and up to $50 million (depending on the amount of borrowings outstanding for nuclear fuel purchases) for working capital needs. At December 31, 1996, approximately $46.6 million had been drawn for nuclear fuel purchases. No amounts have been drawn on this facility for working capital needs.

     The Company has substantial leverage and significant debt service obligations and, primarily due to the Rate Stipulation, does not expect to be able to raise its base rates in order to recover any future increases in non-fuel costs or to replace any lost revenues. As of December 31, 1996, the Company had total long-term indebtedness, including the long-term portion of financing and capital lease obligations, of approximately $1,046 million and redeemable preferred stock of $108 million. Long-term indebtedness as a percentage of total capitalization totaled approximately 70%.

     From June 1996 through March 20, 1997, the Company repurchased approximately $168 million of its first mortgage bonds, which repurchases, net of related issuance cost, did not result in a material net gain or loss. From time to time, based on prevailing market conditions, the Company intends to continue to use a portion of its available cash flow to reduce fixed obligations by making open market purchases of first mortgage bonds.

     The degree to which the Company is leveraged could have important consequences on the Company's liquidity, including (i) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes could be limited in the future; (ii) a substantial portion of the Company's cash flow from operations will be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available to the Company for other purposes; and (iii) the Company's substantial leverage may place the Company at a competitive disadvantage, hinder its ability to adjust rapidly to changing market conditions and make it more vulnerable in the event of a downturn in general economic conditions or its business. As a result, any significant reduction in revenues and/or significant increase in costs or expenditures could adversely affect the Company's liquidity.

                        HISTORICAL RESULTS OF OPERATIONS

GENERAL

     The Company derives revenue principally from the sale of power to retail and wholesale customers, which accounted for 80.8% and 18.5%, respectively, of the Reorganized and Predecessor Companies' combined revenues for the year ended December 31, 1996, and 79.6% and 19.7%, respectively, of the Predecessor Company's revenues for the year ended December 31, 1995. Revenues from the sale of electricity include fuel revenues based upon fuel costs, which are generally passed through directly to customers, and base revenues. Base revenues refers to the Company's revenues from the sale of electricity excluding such fuel revenues.

     The Company's retail customers consist of residential customers, small commercial and industrial customers, large commercial and industrial customers and public authorities, which accounted for 36%, 36%, 11% and 17%, respectively, of the Company's retail base revenues for the year ended December 31, 1996 and 36%, 36%, 11% and 17%, respectively, of the Company's retail base revenues for the year ended December 31, 1995. Wholesale revenues consist of sales pursuant to long-term power contracts, sales to CFE, and spot market sales, which accounted for 51%, 36% and 13%, respectively, of the Company's wholesale base revenues for the year ended December 31, 1996 and 56%, 36% and 8%, respectively, of the Company's wholesale base revenues for the year ended December 31, 1995. Sales to the Company's largest wholesale customer, IID, accounted for 7.5% and 8.8% of the Company's base revenues for the years ended December 31, 1996 and 1995, respectively. No retail customer accounted for more than 3% of the Company's base revenues during such periods.

     The Company's business is seasonal, with higher revenues generated during the summer season. The following table sets forth the percentage of the Company's revenues derived during each quarter of the periods presented.

                                       YEARS ENDED DECEMBER 31,
                                       -----------------------
                                        1996     1995    1994
                                       -------  ------  ------
     First Quarter......................   21%     22%     23%
     Second Quarter.....................   25      25      26
     Third Quarter......................   29      29      29
     Fourth Quarter.....................   25      24      22
                                         ----    ----    ----
      Total.............................  100%    100%    100%
                                         ====    ====    ====

     Palo Verde, which provides approximately 40% of the Company's available net generating capacity and provided approximately 53% of the Company's available energy for the year ended December 31, 1996, is subject to performance standards in New Mexico and Texas. If such performance standards are not met, the Company is subject to a penalty. If standards are exceeded, the Company is entitled to a reward. See Part I, Item 1, "Business - Regulation- New Mexico Rate Matters - Palo Verde Performance Standards" and "- Regulation- Texas Rate Matters - Palo Verde Performance Standards."

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     OPERATING REVENUES

     Combined operating revenues for the Reorganized Company and Predecessor Company increased 14.7% to $578.9 million in 1996 compared to $504.6 million in 1995 primarily due to (i) increased base revenues and (ii) increased fuel revenues. The Company achieved record total system peak demand of 1,387 MW in 1996, representing a 0.9% increase over 1995's record peak of 1,374 MW.

     Base Revenues. Combined base revenues increased 6.7% to $460.9 million in 1996 compared to $432.0 million in 1995, primarily due to an increase in Texas base rates associated with the implementation of the Rate Stipulation and an increase in KWH sales.

     KWH sales increased 4.9% in 1996 compared to 1995 primarily due to (i) warm weather and (ii) a 1.9% increase in the average number of customers served.

                                   KWH SALES            INCREASE
                              --------------------
                                1996       1995        (DECREASE)
                              ---------  ---------     ----------

                                 (IN THOUSANDS)
     Retail...............    5,652,907  5,416,902        4.4%
     Wholesale............    1,753,553  1,646,357        6.5%
                              ---------  ---------
       Total..............    7,406,460  7,063,259        4.9%
                              =========  =========

     Fuel Revenues and Economy Sales. Regulations of the Texas and New Mexico Commissions allow substantially all fuel and purchased and interchanged power costs to be passed through directly to customers. These costs are reflected in the Company's fuel revenues. Combined fuel revenues and economy sales increased 65.7% to $114.0 million in 1996 compared to $68.8 million in 1995 primarily due to (i) increased fuel and purchased and interchanged power costs; (ii) increased economy energy sales; and (iii) changes in the Texas fuel revenue calculation associated with the implementation of the Rate Stipulation.

     FUEL AND PURCHASED AND INTERCHANGED POWER EXPENSE

     Combined fuel and purchased and interchanged power expense (substantially all of which is expected to be recovered by the Company in fuel revenues as described above) increased 33.0% to $123.1 million in 1996 compared to $92.6 million in 1995. Such increase was primarily due to increased cost of natural gas and volume of fuel used in Company-owned generation and to increased volume of higher cost purchased power resulting from (i) increased KWH sales in 1996 and (ii) the timing and duration of maintenance outages at Company-owned plants, and refueling outages at Palo Verde in 1996 compared to 1995.

     OTHER OPERATION AND MAINTENANCE EXPENSE

     Combined other operation and maintenance expense decreased 29.0% to $178.7 million in 1996 compared to $251.9 million in 1995 due to decreased Palo Verde costs of approximately $72.0 million. The reduction in Palo Verde costs consisted of approximately $67.3 million associated with lease accruals recorded in 1995, with no corresponding accrual in 1996 by the Reorganized Company as a result of the reacquisition of the leased portion of Palo Verde in the Reorganization, and approximately $4.7 million primarily from the timing and duration of unit refuelings during the periods.

     DEPRECIATION AND AMORTIZATION EXPENSE

     Combined depreciation expense increased $29.6 million to $86.3 million in 1996 compared to $56.8 million in 1995. The effect of an increase in depreciable plant following the reacquisition in the Reorganization of a portion of Palo Verde was partially offset by the decrease in the book value of depreciable plant from fresh-start adjustments. The effect of the implementation of fresh-start reporting and the accelerated depreciation of a portion of such amounts over the period of the Rate Stipulation resulted in increased depreciation expense of $37.2 million for the period February 12, 1996 to December 31, 1996 partially offset by decreased nuclear decommissioning amortization. As part of the adoption of fresh-start reporting, the Company recognized the net present value of estimated future expenditures for nuclear decommissioning of approximately $84.9 million.

     FEDERAL INCOME TAXES

     Combined federal income tax expense, excluding the deferred income tax effects of fresh-start reporting, reorganization items and income taxes on interest income during bankruptcy, increased $29.8 million to $19.0 million in 1996 compared to a tax benefit of $10.8 million in 1995 primarily due to changes in pretax income and certain differences in book and taxable income.

     STATE INCOME TAXES

     Combined state income tax expense, excluding deferred income taxes recognized in reorganization items, increased $9.3 million to $4.3 million in 1996 compared to a state tax benefit of $5.0 million in 1995 primarily due to changes in pretax income and certain differences in book and taxable income.

     OTHER TAXES

     Combined taxes other than income taxes decreased $9.0 million to $44.6 million in 1996 compared to $53.6 million in 1995 primarily due to (i) a decrease in Arizona property tax resulting from a new state property tax law which reduced the property taxes for 1996; (ii) a decrease in taxable property base resulting from depreciation; and (iii) the elimination of Arizona sales tax on lease payments due to reacquisition of leased property in February 1996. The decrease was partially offset by an increase in revenue related tax. Under the recently enacted law in Arizona, the Company's property taxes were approximately $17.1 million for 1996, a reduction of approximately $8.8 million from 1995.

     GAIN ON SALE OF INVESTMENT

     In August 1996, the Company's warrant to buy up to 49.75% of the equity interest in CAI Corporation was sold for $20.2 million. The sale resulted in a pretax gain of $3.8 million based on a book value of $16.4 million.

     INVESTMENT INCOME

     Combined investment income on cash for the Reorganized Company is classified as Other Income, whereas investment income on cash for the Predecessor Company is included in Reorganization Items (Expense). Combined investment income decreased 52.7% to $6.3 million in 1996 compared to $13.2 million in 1995 due to reduced levels of cash resulting from repurchases of debt and the payment of bankruptcy related claims pursuant to the Plan.

     SETTLEMENT OF BANKRUPTCY PROFESSIONAL FEES

     The Company recorded a change in estimate of approximately $2.3 million related to accrued professional fees as a result of Bankruptcy Court proceedings.

     INTEREST CHARGES

     Combined interest charges increased 8.1% to $95.3 million in 1996 compared to $88.1 million in 1995 primarily due to (i) increased interest on mortgage bonds due to a greater amount of bonds being outstanding subsequent to the Reorganization, and (ii) accretion of the nuclear decommissioning liability as a result of implementing fresh-start reporting. This increase was partially offset by decreased interest charges due to the extinguishment of certain debt in conjunction with the Reorganization.

     REORGANIZATION ITEMS

     Reorganization items for the Predecessor Company for the period January 1, 1996 to February 11, 1996 was a benefit of $122.2 million compared to an expense of $10.0 million for the twelve months ended December 31, 1995. The benefits recorded by the Predecessor Company upon the emergence from bankruptcy consisted of deferred income tax benefits related to the Reorganization and the effects of the Rate Stipulation. These benefits were offset by (i) the adjustments of assets and liabilities to their fair market values; (ii) provisions for settlement of claims; and (iii) professional fees and other expenses. The reorganization expense recorded in 1995 consisted of professional fees partially offset by interest earned on accumulated cash resulting from the Bankruptcy Case. See Note B of Notes to Financial Statements.

     EXTRAORDINARY GAIN ON DISCHARGE OF DEBT

     Extraordinary gain on discharge of debt for the Predecessor Company for the period January 1, 1996 to February 11, 1996 consisted of forgiveness of indebtedness primarily related to the extinguishment of Palo Verde lease obligations.

     NET INCOME

     The combined change in 1996 net income was primarily due to the extraordinary gain on discharge of debt and reorganization items related to the Company's emergence from bankruptcy, with no comparable activity in 1995.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

     OPERATING REVENUES

     Operating revenues decreased 6.0% to $504.6 million in 1995 compared to $536.8 million in 1994 primarily due to a decrease in fuel revenues. Nonetheless, the Company achieved a then record total system peak demand of 1,374 MW in 1995, representing a 0.7% increase over 1994's record peak of 1,365 MW.

     Base Revenues. Base revenues remained relatively unchanged at $432.0 million in 1995 compared to $431.6 million in 1994.

     Total system firm energy sales decreased to 7,063,259 MWH in 1995 from 7,321,711 in 1994. Retail firm energy sales increased 20,862 MWH over the same time period.

     In July 1994, the Company implemented an increase in base rates for Texas retail customers subject to refund and bond. Accordingly, the Company deferred recognition of those revenues, which are not included in either 1995 or 1994 results. Revenues deferred for 1995 and 1994 were $24.1 million and $11.5 million, respectively, and total revenues subject to refund aggregated $35.6 million at December 31, 1995.

     Fuel Revenues. Regulations of the Texas and New Mexico Commissions allow substantially all changes in fuel and purchased and interchanged power costs to be passed through directly to customers. These costs are reflected in the Company's revenues. Fuel revenues decreased 31.9% to $68.8 million in 1995 compared to $101.1 million in 1994 primarily due to reduced cost of fuel for Company-owned generation and changes in generation supply from higher cost purchased power to Company-owned generation. During the fourth quarter of 1995, the Company reserved $2.3 million against fuel revenues to reflect additional fuel and purchased and interchanged power costs incurred related to operating conditions during the initial remediation following the system outages.

     If the provisions of the Rate Stipulation concerning fuel issues had been implemented for 1995, fuel revenues would have been $16.3 million greater. Under the Agreed Order, the Company retained fuel revenues in the amount of $46.1 million that had been accrued as a provision for refund in the financial statements.

     FUEL AND PURCHASED AND INTERCHANGED POWER EXPENSE

     Fuel and purchased and interchanged power expense decreased 22.7% to $92.6 million in 1995 compared to $119.8 million in 1994. Such decrease was primarily attributable to the reduced cost of fuel for Company-owned generation and changes in the fuel mix from higher cost purchased power to nuclear fuel.

     OTHER OPERATION AND MAINTENANCE EXPENSE

     Other operation and maintenance expense decreased 0.8% to $251.9 million in 1995 compared to $253.8 million in 1994 as a result of (i) decreased Palo Verde costs of $3.7 million; (ii) decreased rents of $1.2 million primarily related to lease expenses for the Company's computer system; (iii) decreased general maintenance costs at a Company-operated generation plant of $1.0 million; (iv) decreased pension and benefit costs of $0.9 million primarily due to a change in actuarial assumptions; and (v) decreased transmission costs of $0.8 million primarily related to the installation of transmission equipment which eliminated fees for transmission services. Such decreases were partially offset by (i) increased outside service costs of $3.3 million primarily related to condemnation and franchise issues for Las Cruces; and (ii) increased maintenance costs of $2.2 million at a Company-operated generating plant.

     DEPRECIATION AND AMORTIZATION EXPENSE

     Depreciation and amortization expense increased $2.9 million to $56.8 million in 1995 compared to $53.8 million in 1994 primarily due to increases in depreciable plant balances and a $0.6 million inflation adjustment to the DOE's assessment on Palo Verde related to a Decontamination and Decommissioning Fund established by the Energy Policy Act.

     FEDERAL INCOME TAXES

     Federal income tax benefits decreased $9.5 million to $7.3 million in 1995 compared to $16.8 million in 1994 primarily due to changes in pretax income and differences in book and taxable income.

     STATE INCOME TAX

     State income tax expense decreased $5.2 million to a tax benefit of $5.0 million in 1995 compared to $0.2 million expense in 1994 primarily due to a decrease in pretax income and certain differences in book and taxable income.

     OTHER TAXES

     Taxes other than income taxes decreased $0.7 million to $53.6 million in 1995 compared to $54.3 million in 1994 due to a decrease in property taxes resulting from a decrease in taxable base and a decrease in Arizona sales tax resulting from an accrual in 1994 for prior years' taxes with no corresponding accrual in 1995.

     OTHER INCOME, NET

     Other income, net decreased $4.3 million to a net deduction of $0.9 million in 1995 compared to other income, net of $3.4 million in 1994 primarily due to
(i) a gain of $2.4 million on the sale of the Company's interest in Triangle Electric Supply Company in 1994 with no comparable gain in 1995; and (ii) the recording of $0.9 million of expense in 1995 compared to $0.5 million of income in 1994 related to Company-owned life insurance policies.

     INTEREST CHARGES

     Interest charges decreased $6.9 million to $88.1 million in 1995 compared to $95.0 million in 1994 primarily due to the Company's discontinuance of interest accruals on unsecured debt pursuant to Bankruptcy Court order which was offset partially by increased interest rates on interim payments to certain secured and unsecured creditors.

     REORGANIZATION ITEMS

     Reorganization items expense increased 11.0% to $10.0 million in 1995 compared to $9.0 million in 1994. Such increase of reorganization items expense was due to increased professional fees and other costs in 1995 partially offset by increased interest earned on accumulated cash in 1995 due to higher cash balances and investment interest rates.

     NET LOSS

     Net loss increased $5.2 million to $33.3 million in 1995 compared to $28.2 million in 1994. The principal factors giving rise to the loss in 1995 were (i) that revenues were not sufficient to recover fully the Company's costs of service and debt service; and (ii) reorganization expenses.

EFFECTS OF INFLATION

     Over the recent past, inflation has been relatively low. As such, its impact to the Company's results of operations and financial condition has not been significant.

EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     SFAS No. 128, "Earnings per Share" ("SFAS No. 128"), establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock. The effective date of SFAS No. 128 is for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. The Company has not performed an analysis to determine what effect, if any, SFAS No. 128 will have on its financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----

Independent Auditors' Report............................................    39

Balance Sheets at December 31, 1996 and 1995............................    40

Statements of Operations for the period from
   February 12 to December 31, 1996, period
   from January 1 to February 11, 1996 and the
   years ended December 31, 1995 and 1994...............................    42

Statements of Accumulated Earnings (Deficit)
   for the period from February 12 to December 31,
   1996, period from January 1 to February 11, 1996
   and the years ended December 31, 1995 and 1994.......................    43

Statements of Cash Flows for the period from
   February 12 to December 31, 1996, period from
   January 1 to February 11, 1996 and the years
   ended December 31, 1995 and 1994.....................................    44

Notes to Financial Statements...........................................    45

                         INDEPENDENT AUDITORS' REPORT



The Shareholders and Board of Directors
El Paso Electric Company

We have audited the accompanying balance sheets of El Paso Electric Company (the "Company") as of December 31, 1996 and 1995 and the related statements of operations, accumulated earnings (deficit), and cash flows for the period February 12, 1996 to December 31, 1996, the period January 1, 1996 to February 11, 1996 and for each of the years in the two-year period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of El Paso Electric Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the period February 12, 1996 to December 31, 1996, the period January 1, 1996 to February 11, 1996 and for each of the years in the two-year period ended December 31, 1995 in conformity with generally accepted accounting principles.

As discussed in Notes A and B of Notes to Financial Statements, on February 12, 1996, the Company emerged from bankruptcy. The financial statements of the reorganized Company reflect assets at reorganization value and liabilities at fair value under fresh-start reporting. As a result, the financial statements of the reorganized Company are presented on a different basis than those prior to the reorganization and, therefore, are not comparable in all respects.



                                           KPMG Peat Marwick LLP



El Paso, Texas
March 27, 1997

                           EL PASO ELECTRIC COMPANY
                                BALANCE SHEETS


                                             REORGANIZED  |  PREDECESSOR
                                               COMPANY    |    COMPANY
                                            ------------- | -------------
                   ASSETS                    DECEMBER 31, |  DECEMBER 31,
               (IN THOUSANDS)                   1996      |     1995
                                            ------------- | -------------
                                                          |
UTILITY PLANT  (Notes A, C, D, E and H):                  |
                                                          |
  Electric plant in service..................  $1,492,737 |    $1,744,468
  Less accumulated depreciation and                       |
    amortization.............................      77,976 |       465,311
                                               ---------- |    ----------
                                                          |
  Net plant in service.......................   1,414,761 |     1,279,157
  Construction work in progress..............      44,432 |        61,274
  Nuclear fuel; includes fuel in process                  |
    of $5,084 and  $6,071, respectively......      60,014 |        82,904
  Less accumulated amortization..............      18,651 |        43,599
                                               ---------- |    ----------
    Net nuclear fuel.........................      41,363 |        39,305
                                               ---------- |    ----------
      Net utility plant......................   1,500,556 |     1,379,736
                                               ---------- |    ----------
                                                          |
CURRENT ASSETS:                                           |
  Cash and temporary investments.............      68,767 |       262,507
  Accounts receivable, principally trade,                 |
    net of allowance for doubtful accounts                |
    of $6,161 and $6,031, respectively.......      57,587 |        59,233
  Federal income tax receivable..............      20,713 |             -
  Inventories, at cost.......................      28,322 |        32,737
  Prepayments and other......................      10,652 |         8,877
                                               ---------- |    ----------
    Total current assets.....................     186,041 |       363,354
                                               ---------- |    ----------
                                                          |
LONG-TERM CONTRACT RECEIVABLE  (Note C)......      31,057 |        33,683
                                               ---------- |    ----------
                                                          |
DEFERRED CHARGES AND OTHER ASSETS:                        |
  Accumulated deferred income taxes, net                  |
   (Note I)..................................      73,884 |             -
  Decommissioning trust fund (Note E)........      33,054 |        26,183
  Other......................................      21,598 |         6,935
                                               ---------- |    ----------
    Total deferred charges and other assets..     128,536 |        33,118
                                               ---------- |    ----------
                                                          |
    TOTAL ASSETS.............................  $1,846,190 |    $1,809,891
                                               ========== |    ==========

See accompanying notes to financial statements.

                           EL PASO ELECTRIC COMPANY
                          BALANCE SHEETS (CONTINUED)

                                               REORGANIZED  | PREDECESSOR
                                                 COMPANY    |    COMPANY
                                              ------------- | -------------
     CAPITALIZATION AND LIABILITIES           DECEMBER 31,  | DECEMBER 31,
  (IN THOUSANDS EXCEPT FOR SHARE DATA)            1996      |     1995
                                              ------------- | -------------
                                                            |
CAPITALIZATION  (Notes A, F and G):                         |
  Common stock, stated value $1 per                         |
   share, 100,000,000 shares authorized,                    |
   59,999,981 shares issued and                             |
   outstanding; and 180,000 restricted                      |
   shares as of December 31, 1996...........   $    60,180  | $         -
  Capital in excess of stated value.........       240,768  |           -
  Unearned compensation - restricted                        |
   stock awards.............................          (758) |           -
  Predecessor common stock, no par value,                   |
   100,000,000 shares authorized,                           |
   35,544,330 shares issued and                             |
   outstanding as of December 31, 1995......             -  |     339,097
  Accumulated earnings (deficit)............        30,835  |    (758,032)
  Net unrealized gain on marketable                         |
   securities, less applicable                              |
   income tax expense of $125 and $93,                      |
   respectively.............................           232  |         172
                                               -----------  | -----------
                                                            |
     Common stock equity (deficit)..........       331,257  |    (418,763)
  Preferred stock, cumulative, no par                       |
   value, 2,000,000 shares authorized,                      |
     Redemption required - 1,084,264                        |
       shares issued and outstanding;                       |
       at liquidation preference............       108,426  |           -
  Long-term debt (Note H)...................     1,021,749  |           -
  Financing and capital lease obligations                   |
   (Note H).................................        24,424  |           -
  Predecessor preferred stock,                              |
   cumulative, no par value, 2,000,000                      |
   shares authorized:                                       |
     Redemption required....................             -  |      67,266
     Redemption not required................             -  |      14,198
  Obligations subject to compromise.........             -  |   1,608,091
                                                ----------  |  ----------
       Total capitalization.................     1,485,856  |   1,270,792
                                                ----------  |  ----------
                                                            |
CURRENT LIABILITIES:                                        |
  Current maturities of financing and                       |
   capital lease obligations (Note H).......        28,333  |           -
  Accounts payable, principally trade.......        37,215  |      34,900
  Taxes accrued other than federal income                   |
   taxes....................................        21,296  |      24,629
  Interest accrued..........................        23,150  |           -
  Net overcollection of fuel revenues                       |
   (Note C).................................             -  |      53,788
  Revenues subject to refund (Note C).......             -  |      35,582
  Other.....................................        15,000  |      14,266
                                                ----------  |  ----------
     Total current liabilities..............       124,994  |     163,165
                                                ----------  |  ----------
                                                            |
DEFERRED CREDITS AND OTHER LIABILITIES:                     |
  Decommissioning (Note E)..................        89,544  |      47,245
  Accrued postretirement benefit                            |
   liability (Note L).......................        71,313  |      20,298
  Accrued pension liability (Note L)........        34,550  |      14,163
  Other.....................................        39,933  |      17,465
  Accumulated deferred income taxes (Note                   |
   I).......................................             -  |      70,010
  Accumulated deferred investment tax                       |
   credits (Note I).........................             -  |      78,275
  Deferred gain on sales and leasebacks.....             -  |     128,478
                                                ----------  |  ----------
     Total deferred credits and other                       |
       liabilities..........................       235,340  |     375,934
                                                ----------  |  ----------
COMMITMENTS AND CONTINGENCIES                               |
  (Notes A, B, C, E, J, K and L)                            |
                                                            |
          TOTAL CAPITALIZATION AND                          |
            LIABILITIES.....................    $1,846,190  |  $1,809,891
                                                ==========  |  ==========

See accompanying notes to financial statements.

                                    EL PASO ELECTRIC COMPANY
                                    STATEMENTS OF OPERATIONS
                              (IN THOUSANDS EXCEPT FOR SHARE DATA)



                                              REORGANIZED  |
                                               COMPANY     |            PREDECESSOR COMPANY
                                               --------    | -----------------------------------------
                                              PERIOD FROM  | PERIOD FROM
                                              FEBRUARY 12  |  JANUARY 1
                                                  TO       |     TO
                                              DECEMBER 31, | FEBRUARY 11,   YEARS ENDED DECEMBER 31,
                                                           |                ------------------------
                                                  1996     |     1996         1995         1994
                                               ---------   |   --------     --------     --------
                                                           |
OPERATING REVENUES:                                        |
  Base revenues...........................      $416,221   |   $ 44,679     $432,050     $431,634
  Fuel revenues and economy sales.........       104,193   |      9,849       68,823      101,076
  Other...................................         3,560   |        421        3,744        4,050
                                                --------   |   --------     --------     --------
                                                 523,974   |     54,949      504,617      536,760
                                                --------   |   --------     --------     --------
                                                           |
OPERATING EXPENSES:                                        |
  Operation:                                               |
    Fuel..................................        92,899   |     10,125       76,005       89,893
    Purchased and interchanged power......        17,821   |      2,282       16,568       29,929
                                                --------   |   --------     --------     --------
                                                 110,720   |     12,407       92,573      119,822
    Other.................................       115,742   |     23,559      208,445      209,814
  Maintenance.............................        34,702   |      4,743       43,412       44,022
  Depreciation and amortization...........        79,772   |      6,577       56,762       53,841
  Taxes:                                                   |
    Federal income tax expense (benefit)                   |
     (Note I).............................        18,659   |     (2,700)     (11,248)     (18,234)
    State income tax expense (benefit)                     |
     (Note I).............................         5,045   |       (750)      (5,024)         220
    Other.................................        38,547   |      6,024       53,551       54,264
                                                --------   |   --------     --------     --------
                                                 403,187   |     49,860      438,471      463,749
                                                --------   |   --------     --------     --------
                                                           |
OPERATING INCOME...........................      120,787   |      5,089       66,146       73,011
                                                --------   |   --------     --------     --------
                                                           |
OTHER INCOME (DEDUCTIONS):                                 |
  Investment income.........................       4,796   |          -            -            -
  Gain on sale of investment................       3,844   |          -            -            -
  Settlement of bankruptcy professional                    |
    fees....................................       2,305   |          -            -            -
  Other, net................................        (681)  |         50         (910)       3,378
  Federal income tax expense applicable                    |
    to other income (Note I)................      (2,966)  |        (35)        (474)        (516)
                                                --------   |   --------     --------     --------
                                                   7,298   |         15       (1,384)       2,862
                                                --------   |   --------     --------     --------
                                                           |
INCOME BEFORE INTEREST CHARGES                   128,085   |      5,104       64,762       75,873
                                                --------   |   --------     --------     --------
                                                           |
INTEREST CHARGES (CREDITS):                                |
  Interest on long-term debt................      85,633   |          -            -            -
  Other interest............................       5,722   |          -            -            -
  Interest during reorganization............           -   |      9,569       91,923       97,616
  Interest capitalized and deferred.........      (5,189)  |       (412)      (3,820)      (2,581)
                                                --------   |   --------     --------     --------
                                                  86,166   |      9,157       88,103       95,035
                                                --------   |   --------     --------     --------
                                                           |
INCOME (LOSS) BEFORE REORGANIZATION                        |
 ITEMS (EXPENSE) AND EXTRAORDINARY                         |
 GAIN ON DISCHARGE OF DEBT..................      41,919   |     (4,053)     (23,341)     (19,162)
                                                           |
REORGANIZATION ITEMS (EXPENSE), NET OF                     |
 INCOME TAX BENEFIT (EXPENSE) (NOTE B)......           -   |    122,251       (9,978)      (8,991)
                                                --------   |   --------     --------     --------
                                                           |
INCOME (LOSS) BEFORE EXTRAORDINARY GAIN                    |
 ON DISCHARGE OF DEBT.......................      41,919   |    118,198      (33,319)     (28,153)
                                                           |
EXTRAORDINARY GAIN ON DISCHARGE OF DEBT                    |
 (NOTE B)...................................           -   |    264,273            -            -
                                                --------   |   --------     --------     --------
                                                           |
NET  INCOME (LOSS)..........................      41,919   |    382,471      (33,319)     (28,153)
                                                           |
PREFERRED STOCK DIVIDEND REQUIREMENTS.......      10,488   |          -            -            -
                                                --------   |   --------     --------     --------
                                                           |
NET INCOME (LOSS) APPLICABLE TO COMMON                     |
 STOCK......................................    $ 31,431   |   $382,471     $(33,319)    $(28,153)
                                                ========   |   ========     ========     ========
                                                           |
NET INCOME (LOSS) PER COMMON SHARE                         |
 (NOTE D):                                                 |
  Income (loss) before extraordinary gain                  |
   on discharge of debt.....................       $0.52   |      $3.33       $(0.94)      $(0.79)
  Extraordinary gain on discharge of debt...           -   |       7.43            -            -
                                                --------   |   --------     --------     --------
    Net income (loss).......................       $0.52   |     $10.76       $(0.94)      $(0.79)
                                                ========   |   ========     ========     ========

See accompanying notes to financial statements.


                           EL PASO ELECTRIC COMPANY
                 STATEMENTS OF ACCUMULATED EARNINGS (DEFICIT)
                     (IN THOUSANDS EXCEPT FOR SHARE DATA)

                                      REORGANIZED     |
                                        COMPANY       |   PREDECESSOR COMPANY
                                     --------------   |   -------------------
                                      PERIOD FROM     |      PERIOD FROM
                                      FEBRUARY 12     |      JANUARY 1
                                           TO         |         TO               YEARS ENDED DECEMBER 31,
                                      DECEMBER 31,    |      FEBRUARY 11,     ------------------------------
                                          1996        |         1996               1995             1994
                                      -----------     |   --------------      -------------     ------------
                                                      |
ACCUMULATED EARNINGS                                  |
 (DEFICIT) AT BEGINNING OF                            |
 PERIOD...............................  $         -   |      $  (758,032)     $  (724,713)      $  (696,560)
                                                      |
ADD:                                                  |
  Net income (loss)...................       41,919   |          382,471           (33,319)          (28,153)
  Elimination of predecessor                          |
   equity accounts (Note A)...........            -   |          375,561                 -                 -
                                        -----------   |     ------------      ------------       -----------
                                             41,919   |          758,032           (33,319)          (28,153)
                                        -----------   |     ------------      ------------       -----------
                                                      |
DEDUCT:                                               |
  Cumulative preferred stock                          |
   dividend requirement...............       10,488   |                -                 -                 -
  Capital stock expense...............          596   |                -                 -                 -
                                        -----------   |     ------------      ------------       -----------
                                             11,084   |                -                 -                 -
                                        -----------   |     ------------      ------------       -----------
                                                      |
ACCUMULATED EARNINGS                                  |
 (DEFICIT) AT END OF PERIOD...........  $    30,835   |     $          -      $   (758,032)      $  (724,713)
                                        ===========   |     ============      ============       ===========
                                                      |
WEIGHTED AVERAGE NUMBER OF                            |
 COMMON SHARES                                        |
 AND COMMON SHARE                                     |
 EQUIVALENTS OUTSTANDING..............   60,181,494   |       35,544,330        35,544,330        35,544,330
                                        ===========   |     ============      ============       ===========

See accompanying notes to  financial statements.

                                    EL PASO ELECTRIC COMPANY
                                    STATEMENTS OF CASH FLOWS
                                         (IN THOUSANDS)


                                                            REORGANIZED  |
                                                              COMPANY    |           PREDECESSOR COMPANY
                                                            -----------  | -----------------------------------------
                                                            PERIOD FROM  | PERIOD FROM
                                                            FEBRUARY 12  |  JANUARY 1
                                                               TO        |    TO           YEARS ENDED DECEMBER 31,
                                                            DECEMBER 31, | FEBRUARY 11,    -------------------------
                                                                1996     |     1996         1995             1994
                                                              ---------  | -----------     --------         --------
                                                                         |
CASH FLOWS FROM OPERATING ACTIVITIES:                                    |
  Net income (loss).........................................  $  41,919  |  $  382,471     $(33,319)        $(28,153)
  Adjustments to reconcile net income                                    |
   (loss) to net cash provided by                                        |
     operating activities:                                               |
      Depreciation and amortization.........................     99,355  |       8,246       69,444           67,189
      Deferred income taxes and investment                               |
        tax credit, net.....................................     41,341  |      (3,116)     (26,744)         (17,990)
      Reorganization items, net of income tax                            |
        benefit.............................................          -  |    (122,251)           -                -
      Extraordinary gain on discharge of debt...............          -  |    (264,273)           -                -
      Gain on sale of investment............................     (3,844) |           -            -                -
      Other operating activities............................        562  |        (805)      (6,795)          (5,429)
  Change in:                                                             |
      Accounts receivable...................................      3,513  |       5,429       (4,866)             285
      Federal income tax receivable.........................    (20,713) |           -            -                -
      Inventories...........................................        (32) |          90        1,590              268
      Prepayments and other.................................     (1,974) |          34        2,214           (1,056)
      Long-term contract receivable.........................      2,333  |         293          (80)          (1,183)
      Obligations subject to compromise.....................          -  |       9,430       71,839           42,943
      Accounts payable......................................     (4,038) |      (6,859)      11,885          (14,017)
      Interest accrued......................................     23,034  |           -            -                -
      Net overcollection of fuel revenues...................    (10,784) |         417       16,581           23,333
      Revenues subject to refund............................          -  |       2,785       24,107           11,475
      Other current liabilities.............................     (1,242) |        (152)       1,027            1,897
      Deferred charges and credits..........................     (1,117) |       1,994       21,187           13,885
                                                              ---------  | -----------     --------         --------
        NET CASH PROVIDED BY OPERATING                          168,313  |      13,733      148,070           93,447
          ACTIVITIES........................................  ---------  | -----------     --------         --------
                                                                         |
CASH FLOWS FROM INVESTING ACTIVITIES                                     |
  (NOTE B):                                                              |
  Additions to utility plant................................    (53,018) |      (8,231)     (88,267)         (60,113)
  Proceeds from sale of investment..........................     20,183  |           -            -                -
  Investment in decommissioning trust fund..................     (5,960) |        (553)      (5,159)          (5,018)
  Other investing activities................................       (328) |          55          330              137
                                                              ---------  | -----------     --------         --------
        NET CASH USED FOR INVESTING                                      |
          ACTIVITIES........................................    (39,123) |      (8,729)     (93,096)         (64,994)
                                                              ---------  | -----------     --------         --------
                                                                         |
CASH FLOWS FROM FINANCING ACTIVITIES                                     |
  (NOTE B):                                                              |
  Proceeds from issuance of preferred                                    |
   stock....................................................          -  |      97,500            -                -
  Proceeds from issuance of long-term debt..................          -  |     778,120            -                -
  Redemption of obligations subject to                                   |
   compromise...............................................          -  |  (1,131,695)      (1,051)            (955)
  Repurchase of long-term debt..............................   (117,522) |           -            -                -
  Principal payments on long-term note                                   |
   payable..................................................         (6) |           -            -                -
  Proceeds from financing and capital                                    |
   lease obligations........................................     17,365  |      43,309            -                -
  Redemption of financing and capital                                    |
   lease obligations........................................    (14,409) |           -            -                -
  Capital stock expense.....................................       (596) |           -            -                -
                                                              ---------  | -----------     --------         --------
        NET CASH USED FOR FINANCING ACTIVITIES..............   (115,168) |    (212,766)      (1,051)            (955)
                                                              ---------  | -----------     --------         --------
                                                                         |
NET INCREASE (DECREASE) IN CASH AND                                      |
  TEMPORARY INVESTMENTS.....................................     14,022  |    (207,762)      53,923           27,498
                                                                         |
CASH AND TEMPORARY INVESTMENTS AT                                        |
  BEGINNING OF PERIOD.......................................     54,745  |     262,507      208,584          181,086
                                                              ---------  | -----------     --------         --------
                                                                         |
CASH AND TEMPORARY INVESTMENTS AT END                                    |
  OF PERIOD.................................................  $  68,767  | $    54,745     $262,507         $208,584
                                                              =========  | ===========     ========         ========
                                                                         |
SUPPLEMENTAL DISCLOSURES OF CASH FLOW                                    |
  INFORMATION:                                                           |
  Cash (refunded) paid for:                                              |
     Income taxes...........................................  $  (2,504) | $         -     $ 12,950         $  4,700
     Interest...............................................     53,000  |       8,580       80,688           92,474
     Reorganization items - professional                                 |
      fees and other........................................      8,682  |       2,279       15,207           26,406
                                                              =========  | ===========     ========         ========

See accompanying notes to financial statements.
-------------------------------------------------------  --------------------------------------

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

A.   FRESH-START REPORTING

     On January 8, 1992 (the "Petition Date"), El Paso Electric Company (the "Predecessor Company") filed a voluntary petition for reorganization (the "Bankruptcy Case") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Western District of Texas, Austin Division (the "Bankruptcy Court"). The Bankruptcy Court entered an order dated January 9, 1996 confirming the Company's Fourth Amended Plan of Reorganization (the "Plan"). On February 12, 1996, the Plan became effective (the "Effective Date") and the Company emerged from bankruptcy (the "Reorganization") as an independent investor-owned utility (the "Reorganized Company" or the "Company").

     In connection with the emergence from bankruptcy, the Company adopted fresh-start reporting in accordance with the requirements of Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). The application of SOP 90-7 resulted in the creation of a new reporting entity having no retained earnings or accumulated deficit. Accordingly, the financial statements of the Reorganized Company for post-bankruptcy periods, which reflect the application of fresh-start reporting, are not comparable to the financial statements of the Predecessor Company.

     In applying fresh-start reporting the Company determined its reorganization value which was allocated to the Company's assets and recorded liabilities at their fair values as of the Effective Date. The Company determined its reorganization value by determining the value of its capital structure, exclusive of operational liabilities, based on management's estimates of future operating results. Debt securities and preferred stock were reflected at face value which approximated fair value and common stockholders' equity was valued at $300 million. The value of the capital structure plus operational liabilities equaled reorganization value. Reorganization value necessarily assumes that the Reorganized Company will achieve its estimated future operating results in all material respects. If such results are not achieved, the value of the Reorganized Company could be materially different.

     Reorganization value was allocated first to those assets which have readily determinable fair values, such as cash and investments, receivables and inventories, or assets whose historic values generally approximate their fair values. The remaining balance represents the value attributable to the Company's integrated utility system. The Company determined that no value is attributable to identifiable intangible assets. Such intangible assets do not allow the Company to receive values in excess of what would otherwise be obtained. Therefore, the entire remaining balance was allocated to utility plant in service.

     The significant effects of the Reorganization and adjustments made in fresh-start reporting resulted in (i) decreased operation expense and increased depreciation expense due to the reacquisition of previously sold and leased back generation facilities and due to accelerated depreciation expense on a portion of the reorganization value assigned to certain plant assets; (ii) increased interest expense due to the changes in the Company's capital structure; and
(iii) increased operating revenues related to a rate increase in the Company's Texas jurisdiction.

                            EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

     The effects of the Reorganization and fresh-start reporting on the Company's balance sheet as of February 11, 1996 are as follows (In thousands):

                                                PREDECESSOR      (A)            (B)         (C)          (D)        REORGANIZED
                                                 COMPANY                     DISCHARGE   SETTLEMENT                   COMPANY
                                                FEBRUARY 11, REACQUISITION      OF          WITH       FRESH-START  FEBRUARY 11,
                                                   1996        OF PLANT        DEBT     STOCKHOLDERS   ADJUSTMENTS     1996
                                                ----------   -------------  ----------  ------------   -----------  ------------
UTILITY PLANT:
  Net plant in service.......................   $1,278,617    $ 227,656     $         -   $       -    $(54,179)    $1,452,094
  Construction work in progress..............       50,793            -               -           -           -         50,793
  Net nuclear fuel...........................       42,668            -               -           -           -         42,668
                                                ----------   ----------     -----------   ---------    --------     ----------
         Net utility plant...................    1,372,078      227,656               -           -     (54,179)     1,545,555

CURRENT ASSETS:
  Cash and temporary investments.............      266,442            -        (211,697)          -           -         54,745
  Accounts receivable........................       55,362            -               -           -       5,738         61,100
  Inventories................................       32,647            -               -           -      (4,357)        28,290
  Prepayments and other......................        6,753            -               -           -           -          6,753
                                                ----------   ----------     -----------   ---------    --------     ----------
         Total current assets................      361,204            -        (211,697)          -       1,381        150,888

LONG-TERM CONTRACT RECEIVABLE................       33,390            -               -           -           -         33,390
DEFERRED CHARGES AND OTHER ASSETS:
  Accumulated deferred income taxes..........            -            -               -           -     115,354        115,354
  Decommissioning trust fund.................       26,736            -               -           -           -         26,736
  Other......................................        7,851            -          14,241           -      16,339         38,431
                                                ----------   ----------     -----------   ---------    --------     ----------
         Total deferred charges
            and other assets.................       34,587            -          14,241           -     131,693        180,521
                                                ----------   ----------     -----------   ---------    --------     ----------
         TOTAL ASSETS........................   $1,801,259   $ 227,656      $  (197,456)  $       -    $ 78,895     $1,910,354
                                                ==========   ==========     ===========   =========    ========     ==========
CAPITALIZATION:
  Common stock...............................   $        -   $        -     $   255,000   $  45,000    $      -     $  300,000
  Predecessor common stock...................      339,097            -               -    (339,097)          -              -
  Accumulated earnings (deficit).............     (731,431)      (6,783)        264,273     375,561      98,380              -
  Net unrealized gain on marketable
      securities, net of tax.................          172            -               -           -        (172)             -
                                                ----------   ----------     -----------   ---------    --------     ----------
         Common stock equity (deficit).......     (392,162)      (6,783)        519,273      81,464      98,208        300,000
  Preferred stock............................            -            -         100,000           -           -        100,000
  Predecessor preferred stock................       81,464            -               -     (81,464)          -              -
  Obligations subject to compromise..........    1,645,277      361,597      (2,006,874)          -           -              -
  Long-term debt and financing and
      capital lease obligations..............            -            -       1,164,328           -           -      1,164,328
                                                ----------   ----------     -----------   ---------    --------     ----------
         Total capitalization................    1,334,579      354,814        (223,273)          -      98,208      1,564,328

CURRENT LIABILITIES:
  Current maturities of financing and
      capital lease obligations..............            -            -          24,213           -           -         24,213
  Accounts payable...........................       41,253            -               -           -           -         41,253
  Taxes accrued other than federal
      income taxes...........................       24,540            -               -           -      (1,591)        22,949
  Net overcollection of fuel revenues........       13,327            -          (3,255)          -         712         10,784
  Other......................................       14,395            -             332           -      (1,960)        12,767
                                                ----------   ----------     -----------   ---------    --------     ----------
         Total current liabilities...........       93,515            -          21,290           -      (2,839)       111,966

DEFERRED CREDITS AND OTHER LIABILITIES:
  Accumulated deferred income taxes..........       67,803            -               -           -     (67,803)             -
  Accumulated deferred investment
       tax credits...........................       77,950            -               -           -     (77,950)             -
  Deferred gain on sales and leasebacks......      127,673     (127,158)              -           -        (515)             -
  Decommissioning............................       48,349            -               -           -      36,582         84,931
  Accrued postretirement benefit liability...       21,500            -               -           -      52,340         73,840
  Accrued pension liability..................        7,941            -           5,575           -      21,738         35,254
  Other......................................       21,949            -          (1,048)          -      19,134         40,035
                                                ----------   ----------     -----------   ---------    --------     ----------
         Total deferred credits and
            other liabilities................      373,165     (127,158)          4,527           -     (16,474)       234,060
                                                ----------   ----------     -----------   ---------    --------     ----------
         TOTAL CAPITALIZATION
            AND LIABILITIES..................   $1,801,259    $ 227,656     $  (197,456)  $       -    $ 78,895     $1,910,354
                                                ==========   ==========     ===========   =========    ========     ==========

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

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

(d) To record the adjustments that allocate the reorganization value to assets and reflect liabilities at their fair values and to adjust the accumulated deficit to zero.

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

     Under the Reorganization, the Predecessor Company's total obligations subject to compromise of $2,007 million (including obligations related to leases on portions of Palo Verde that represented $700 million of allowed claims in the Bankruptcy Case) were extinguished and the creditors received a combination of cash and newly issued debt and equity securities of the Reorganized Company.
The discharge of obligations subject to compromise for less than their recorded amounts resulted in an extraordinary nontaxable gain on discharge of debt of $264.3 million. Pursuant to the Plan, all of the Predecessor Company's Common and Preferred Stock was cancelled and the holders of such securities received approximately 15% of the Reorganized Company's Common Stock and the right to receive certain litigation recoveries, if any.

     In addition, in connection with the extinguishment of Palo Verde lease obligations on the Effective Date, in accordance with Palo Verde license amendments issued by the United States Nuclear Regulatory Commission, arrangements pursuant to which the Predecessor Company sold and leased back portions of

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

its interest in Palo Verde were terminated and the Reorganized Company reacquired such interests. The Reorganized Company has agreed to indemnify certain parties to the sale/leaseback transactions against possible tax liabilities related thereto. See Note J.

     A final order in Docket No. 12700 (the "Agreed Order") was entered on August 30, 1995 by the Public Utility Commission of Texas (the "Texas Commission") and became effective on the Effective Date. The Agreed Order implemented certain provisions of a settlement (the "Rate Stipulation") dated July 27, 1995 among the Company and substantially all of the other parties to Docket No. 12700. Among other things, under the Rate Stipulation (i) the Company received a one-time annual increase in Texas retail base rates of approximately $24.9 million; (ii) the Company's base rates for most customers in Texas were fixed at this increased level for ten years beginning August 2, 1995 (the "Freeze Period"); (iii) the City of El Paso granted the Company a new franchise that extends through the Freeze Period; (iv) the Company will retain 75% during the first five years of the Freeze Period and 50% during the remainder of the Freeze Period of (A) the revenues generated by providing third-party transmission services and (B) profit margins from certain off-system power sales; (v) no refunds or surcharges were made to customers with respect to fuel costs and revenues for the period from July 1993 through June 1995; and (vi) all appeals of Texas Commission orders concerning the Company and all outstanding Texas Commission dockets concerning the Company's rates were resolved.

     The Reorganization also provided for many other matters, including the satisfaction or disposition of various types of claims against the Predecessor Company, the assumption of certain leases and agreements, the reconstitution of the board of directors following the Effective Date and the entry into employment and other arrangements with certain members of management.

     Reorganization items (expense), net of income tax benefit (expense), recorded by the Predecessor Company consisted of the following (In thousands):


                                                   Period From
                                                     January 1
                                                        to         Years Ended December 31,
                                                   February 11,   --------------------------
                                                       1996           1995          1994
                                                   -------------  ------------  ------------
        Adjustment of assets and liabilities
          to fair value.........................   $ (92,013)      $     --       $     --
        Rate Stipulation........................      71,579             --             --
        Provisions for settlement of claims.....     (34,317)            --             --
        Deferred income tax benefit related to
          Reorganization........................     190,393             --             --
        Professional fees and other expenses....     (14,348)       (19,776)       (15,866)
        Interest earned on accumulated cash
          resulting from Bankruptcy Case,
          net of income tax expense.............         957          9,798          6,875
                                                   ---------       --------       --------
                                                   $ 122,251       $ (9,978)      $ (8,991)
                                                   =========       ========       ========


                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

     Non-cash investing and financing activities recorded by the Company consisted of the following (In thousands):

                             Reorganized  |
                               Company    |          Predecessor Company
                             -----------  | ---------------------------------------
                             Period From  | Period From
                             February 12  |  January 1
                                  to      |      to        Years Ended December 31,
                             December 31, | February 11,  -------------------------
                                 1996     |     1996          1995         1994
                             ------------ | ------------  ------------  -----------
                                          |
Issuance of preferred                     |
 stock for pay-in-kind                    |
 dividend..................     $8,426    |   $     --      $  --         $  --
                                          |
Property purchased through                |
 issuance of promissory                   |
 note......................        964    |         --         --            --
                                          |
Reorganized Common Stock                  |
 exchanged for Predecessor                |
 Common and Preferred                     |
 Stock.....................         --    |     45,000         --            --
                                          |
Reorganized Common Stock                  |
 exchanged for settlement                 |
 of obligations subject                   |
 to compromise.............         --    |    255,000         --            --
                                          |
Long-term debt exchanged                  |
 for settlement of                        |
 obligations subject to             --    |    151,834         --            --
 compromise................               |
                                          |
Plant in service reacquired               |
 through incurring                        |
 obligation subject to                    |
 compromise................         --    |    227,656         --            --

C.  RATE MATTERS

OVERVIEW

     Texas. The rates and services of the Company in Texas municipalities are regulated by those municipalities, and in unincorporated areas by the Texas Commission. The largest municipality in the Company's service area is the City of El Paso. The Texas Commission has exclusive appellate jurisdiction to review municipal orders and ordinances regarding rates and services in Texas and jurisdiction over certain activities of the Company.

     New Mexico. The New Mexico Public Utility Commission (the "New Mexico Commission") has jurisdiction over the Company's rates and services in New Mexico and jurisdiction over certain activities of the Company, including prior approval of the issuance, assumption or guarantee of securities. The New Mexico Commission's decisions are subject to judicial review. Current base rates in New Mexico were

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

established in 1990 and have not increased. The Company does not have an agreement with New Mexico regulatory authorities or parties to past New Mexico regulatory proceedings comparable to the Rate Stipulation.

     Federal Energy Regulatory Commission. The Company is subject to regulation by the Federal Energy Regulatory Commission (the "FERC") in certain matters, including rates for wholesale power sales, transmission of electric power and the issuance of securities.

     Department of Energy. The Department of Energy (the "DOE") traditionally regulates the Company's exports of power to the Comision Federal de Electricidad (the "CFE") in Mexico pursuant to a license granted by the DOE and a presidential permit. In addition, the DOE is authorized to assess operators of nuclear generating facilities for a share of the costs of decommissioning the DOE uranium enrichment facilities over a period of fifteen years.

     Nuclear Regulatory Commission. The Nuclear Regulatory Commission (the "NRC") has jurisdiction over the Company's licenses for Palo Verde, regulates the operation of nuclear generating stations to protect the health and safety of the public from radiation hazards and conducts environmental reviews.

TEXAS RATE MATTERS

     Rate Stipulation and Agreed Order. The Company's rates for its Texas jurisdictional customers are governed by the Agreed Order, which became effective on the Effective Date. The Agreed Order implemented certain provisions of the Rate Stipulation and set rates consistent with the Rate Stipulation. Among other things, under the Rate Stipulation: (i) the Company received a one-time annual increase in Texas retail base rates of approximately $24.9 million; (ii) the Company's base rates for most customers in Texas were fixed at this increased level for the Freeze Period; (iii) the City of El Paso granted the Company a new franchise that extends through the Freeze Period; (iv) the Company will retain 75% during the first five years of the Freeze Period and 50% during the remainder of the Freeze Period of (A) the revenues generated by providing third-party transmission services and (B) profit margins from certain off-system power sales; (v) the Company's reacquisition of the Palo Verde leased assets is deemed to be in the public interest; (vi) no refunds or surcharges were made to customers with respect to fuel costs and revenues for the period from July 1993 through June 1995; and (vii) all appeals of Texas Commission orders concerning the Company and all outstanding Texas Commission dockets concerning the Company's rates were resolved.

     Neither the Rate Stipulation nor the Agreed Order deprives the Texas regulatory authorities of their jurisdiction over the Company during the Freeze Period. However, the Texas Commission determined in the Agreed Order that the rate freeze is in the public interest and results in just and reasonable rates. Further, the signatories to the Rate Stipulation (other than the General Counsel, OPC and the State of Texas) agreed not to seek to initiate an inquiry into the reasonableness of the Company's rates during the Freeze Period and to support the Company's entitlement to rates at the freeze level throughout the Freeze Period. The Company believes, but cannot assure, that its cost of service will support rates at or above the freeze level throughout the Freeze Period and, therefore, does not believe any attempt to reduce the Company's rates would be successful. However, during the Freeze Period, the Company is precluded from seeking rate increases in Texas, even in the event of increased operating or capital costs. In the event of a

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

merger, the parties to the Rate Stipulation retain all rights provided in the Rate Stipulation, their rights to participate as a party in any proceeding related to the merger, as well as the right to pursue a reduction in rates below the freeze level to the extent of post-merger synergy savings. See "Recent Changes in Utility Regulation."

     Fuel. The Company must periodically reconcile its Texas fuel costs pursuant to Texas Commission rules. The Company has not filed a reconciliation, which must contain not less than twelve months nor more than thirty-six months of reconcilable data for any period since June 1995. In a reconciliation, revenues that the Company collected from Texas customers under its fixed fuel factor are reconciled with the expenses for fuel and purchased power actually incurred by the Company for the period covered by the reconciliation. Differences between revenues collected and expenses incurred are subject to a refund to customers (in the case of an overrecovery of fuel costs) or surcharge (in the case of an underrecovery of fuel costs). The Commission staff, local regulatory authorities such as the City of El Paso, and customers are entitled to intervene in a fuel reconciliation proceeding and to challenge the recovery of expenses on the basis of unreasonable or improper fuel and purchased power costs.

     Higher natural gas prices began in December 1996 and continued in the first quarter of 1997. These higher natural gas prices will increase the Company's underrecovered fuel costs, which will be reviewed in the next Texas fuel reconciliation.

     Palo Verde Performance Standards. The Texas Commission has established performance standards for the operation of Palo Verde, pursuant to which Palo Verde is evaluated annually to determine whether its three-year rolling average capacity factor entitles the Company to a reward or subjects it to a penalty. There are five performance bands based around a target capacity factor of 70%. The capacity factor is calculated as the ratio of actual generation to maximum possible generation. If the capacity factor, as measured on a station-wide basis for any consecutive 24-month period, should fall below 35%, the Texas Commission could reconsider the rate treatment of Palo Verde, regardless of the provisions of the Rate Stipulation. The removal of Palo Verde from rate base could have a significant negative impact on the Company's revenues and financial condition. Based upon the formula for calculating the performance standards in Texas, the Company does not believe a performance penalty will be assessed for the year ended December 31, 1996.

NEW MEXICO RATE MATTERS

     Pending Rate Case. In October 1996, the New Mexico Commission issued an order in Case No. 2722, requiring the Company to answer certain ratepayer complaints and to file a rate filing package, including cost of service data and supporting testimony. On March 3, 1997, the Company filed all of the rate filing package data required by the Commission's order with the Commission. Although the Company's filing demonstrates a revenue deficiency of approximately $8.6 million under current rates, the Company did not request a rate change to recover the deficiency. The Company cannot predict what action the New Mexico Commission may take in this proceeding.

     Fuel. The Company is required to file an annual fuel report and an annual Palo Verde performance standards report, discussed below, with the New Mexico Commission by January 31 of each year for the preceding calendar year. The Company requested and received two extensions of time and filed these

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

reports on March 24, 1997. The Company's filing reflects a significant increase in the monthly fuel charge to be effective with bills rendered on or after May 1, 1997. This increase is necessary because of significant increases in the spot price of natural gas which have caused the Company to underrecover its fuel costs in New Mexico by approximately $2.0 million for the year ended December 31, 1996. The recovery of this amount, coupled with projected higher gas costs for 1997, results in an increase in the proposed 1997 fuel factor of approximately 50% over the present factor. There can be no assurance that the Commission will accept the Company's proposed fuel factor. As in Texas, interested parties are allowed to intervene and challenge the recoverability of expenses as unreasonable or imprudent. Any significant disallowance of recovery could have a material adverse effect on the Company's financial results.

     Palo Verde Performance Standards. The New Mexico Commission has established performance standards for the operation of Palo Verde, pursuant to which the entire Palo Verde station is evaluated annually to determine if its achieved capacity factor allows the Company to claim a credit or subjects the Company to a penalty. Because Unit 3 is not included in the Company's New Mexico rate base, any penalty or credit calculated on a total station basis is limited to two-thirds of such penalty or credit. The capacity factor is calculated as the ratio of actual generation to maximum possible generation. If the annual capacity factor is 35% or less, the New Mexico Commission is required to initiate a proceeding to reconsider the rate base treatment of Palo Verde. The removal of Palo Verde from rate base could have a significant negative impact on the Company's revenues and financial condition. For the year ended December 31, 1996, the Palo Verde station capacity factor was 86.20%. This capacity factor resulted in the Company's entitlement to a credit. However, the Company is voluntarily foregoing collection of this credit to partially mitigate the increase in the proposed New Mexico fuel factor, discussed above.

FEDERAL REGULATORY MATTERS

     FERC. The Company has a long-term firm power sales agreement with IID providing for the sale of 100 MW of firm capacity and 50 MW of contingent capacity through April 2002. The agreement generally provides for level sales prices over the life of the agreement. The Company has a firm power sales agreement with TNP, providing for sales to TNP in the minimum amount of 25 MW through 2002. Sales prices are essentially level for the remaining life of the agreement. Rate tariffs currently applicable to IID and TNP contain fuel and purchased power cost adjustment provisions designed to recover the Company's fuel and purchased power costs.

     In July 1996, the Company filed its open access transmission tariffs (Docket No. OA96-200-000) in compliance with Order No. 888, Promoting Wholesale Competition Through Open Access Non-Discriminatory Transmission Services by Public Utilities; Recovery of Stranded Costs by Public Utilities and Transmitting Utilities ("Order No. 888") covering network and point-to-point transmission services and the six specifically required ancillary services. Several parties, including Las Cruces, other utilities and several wholesale power marketers intervened and filed protests to the Company's tariffs. Issues raised by the intervenors included rates and the terms and conditions of the Company's tariffs, including the treatment and costs related to certain facilities making access to the CFE more available to parties other than the Company. In February 1997, the Company entered into a stipulated agreement among the various parties settling all issues related to Docket No. OA96-200-000. Under the settlement the Company will provide transmission service, to the extent transmission capacity is available, to any party for firm or interruptible service to the CFE until the earlier of the end of 1998 or the date the FERC rules on the complaint filed by Enron. See Note K.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

     In December 1996, Las Cruces filed a request at the FERC for a determination that Las Cruces would have no stranded cost obligation to the Company in the event the city leaves the Company's system and operates its own municipal utility. The Company calculated Las Cruces' stranded cost obligation to be approximately $234 million. The FERC is expected to establish a procedural schedule for discovery and hearings in this matter. The Company is unable to predict the outcome of this proceeding or the impact it may have on the Company. See Note K.

     Also in December 1996, Southwestern Public Service Company ("SPS") filed a request for the issuance of an order by the FERC requiring the Company to accept as a "completed application" for service under the Company's open access transmission tariff a September 1996 request by SPS for service that may be needed for SPS to deliver electricity to a newly-formed Las Cruces municipal electric system. The Company stated in response to that request that SPS had failed to provide certain information required to be submitted by persons seeking service under its open access transmission tariff. The Company has asked that the proceedings initiated by Las Cruces and by SPS, respectively, be consolidated. Both matters are currently pending before the FERC.

     Department of Energy. In October 1996, the FERC issued an order requiring the Company to provide Enron Power Marketing, Inc., a wholesale power marketer, with firm point-to-point transmission service over the Company's transmission system to substation facilities near the border. The FERC, however, concurred with the Company's position that the FERC does not have jurisdiction to order transmission across the border, suggesting that the DOE has such jurisdiction.

     Promptly after the issuance of the FERC order, Enron asked the DOE to exercise its authority over Presidential Permits relating to construction of border-crossing transmission facilities and over export authorizations issued to the Company and to Enron to require transmission access for delivery of electricity to the CFE in Mexico. Pursuant to Enron's request, the DOE, on October 30, 1996, issued a Notice of Delegation and Assignment which delegated to the FERC its authority to carry out the DOE's duties with respect to Presidential Permits and export authorizations issued to the Company. The Company has filed responses to Enron's request at both the FERC and the DOE in which it has asserted that the DOE has no authority to require transmission of electric energy for delivery to the CFE. However, the Company agreed to provide access, to the extent transmission capacity is available, to a winning bidder during 1997, if someone other than the Company, pending resolution of this jurisdictional dispute. The Company's agreement to provide such access in no way prejudices the Company's position, which remains that under the current law the provision of such access is not required. Neither the FERC nor the DOE has taken any final action on this matter.

OTHER WHOLESALE CUSTOMERS

     The primary term of the Company's previous five year sales agreement for firm capacity and associated energy to the CFE terminated December 31, 1996. In September 1996, the CFE issued a request for proposals for replacement power for 1997. The Company submitted a bid and was ultimately selected by the CFE to provide varying amounts of power during 1997 ranging from 120 to 200 MW. Since the CFE load provided by the Company will be isolated from the rest of the CFE system, the Company is also providing the CFE with the flexibility to increase its power deliveries up to 5% above its monthly contract

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

capacity level in order to meet its customer power requirements. The price is stable throughout the term of the agreement and includes charges for capacity and energy as well as transmission and any required ancillary services. Under the new agreement with the CFE, revenues in 1997 related to power sales to the CFE are expected to be lower than revenues recorded in 1996. The agreement requires payment in United States dollars. See Notes K and M.

RECENT CHANGES IN UTILITY REGULATION

     General. The electric utility industry faces increasing pressure to become more competitive as legislative, regulatory, economic and technological changes occur. Federal legislation, as well as legislative and regulatory initiatives in various states and proposed initiatives in Texas and New Mexico, encourages competition in the Company's service area for electricity generation among electric utility and non-utility power producers. Together with increasing customer demand for lower-priced electricity and other energy services, these measures have accelerated the industry's movement toward more competitive pricing and cost structures. Such competitive pressures could result in the loss of customers and diminish the ability of the Company to fully recover its investment in generation assets, as well as the cost of operating these assets. This issue is particularly important to the Company because its rates are significantly higher than the national and regional averages. In the face of increased competition, there can be no assurance that such competition will not adversely affect the future operations, cash flows and financial condition of the Company, or that the Company will be able to sustain retail rates at the levels established by the Rate Stipulation during the Freeze Period.

     Of particular importance to the Company is the issue of ultimate recoverability of costs previously found by regulatory authorities to be reasonable and prudent, but which at the same time are higher than would be recovered under immediate, full competition (i.e., stranded costs). Across the industry, as well as at the state level, there is much discussion and debate on this issue. At this time, there appears to be no clear solution. At the federal level, the FERC has announced, through a formal rulemaking, its intention to allow 100% recovery of all legitimate verifiable stranded costs attributable to FERC jurisdictional customers. Texas and New Mexico are engaged in various activities, at the commission and legislative level, which are attempting to address the issue of stranded cost recovery from customers subject to state legislation.

     FERC. In April 1996, pursuant to its authority under Sections 205 and 206 of the FPA, the FERC issued its Order No. 888. Order No. 888 requires all public utilities owning, operating or controlling facilities used for transmitting electricity in interstate commerce to (i) file open access transmission tariffs containing minimum terms and conditions of non-discriminatory service and (ii) take transmission service (including ancillary services) for their own new wholesale sales and purchases of electric energy under the open access tariffs. Additionally, Order No. 888 permits public utilities to seek recovery of legitimate, prudent and verifiable stranded costs and provides a mechanism for the recovery of such costs. Order No. 888 also provides for recovery of costs associated with former power customers and new municipally-owned entities becoming transmission-only customers as a result of providing open access transmission if the utility had a reasonable expectation of continuing to provide service to the departing customer. Order No. 888 established criteria under which stranded costs will be evaluated for contracts entered into prior to July 11, 1994, and for stranded costs

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

resulting from the formation of any new municipal utilities. Recovery of stranded costs under contracts entered into after July 10, 1994, will be governed by the terms of those contracts.

     In April 1996, the FERC also issued Order No. 889, Open Access Same-Time Information System (formerly Real-Time Information Networks) and Standards of Conduct ("Order No. 889"). Order No. 889 requires all public utilities owning, operating or controlling facilities used for transmitting electricity in interstate commerce to develop and maintain an Open Access Same-Time Information System that will give existing and potential transmission users access to transmission related information on a basis consistent with that available to a utility's employees engaged in the buying and selling of power. Order No. 889 further requires public utilities to separate their transmission and generation marketing functions and communications and adopt standards of conduct ensuring that all open access transmission customers are treated in a non-discriminatory manner.

     Texas. In February 1996, the Texas Commission adopted a rule governing wholesale transmission access, as required by recent Texas legislation. The Texas Commission does not have jurisdiction over the Company's wholesale transactions. However, the rule required the Company to file its FERC-approved open access transmission tariffs with the Texas Commission to certify compliance with the Texas legislation.

     During 1996, pursuant to the directives of the Texas Legislature in legislation passed in 1995, the Texas Commission conducted projects to evaluate the (i) scope of competition in the electric industry in Texas and (ii) potential for stranded investment, procedures for allocating stranded costs and acceptable methods of stranded cost recovery. The Texas Commission's report consolidating the two projects was issued in January 1997. While it recommended a careful and deliberate approach to continued expansion of competition in the Texas electric market, ultimately leading to retail competition with certain safeguards, it also recommended against any legislation that would introduce broad based retail competition before 2000. The Texas Commission quantified the potential "excess of cost over market" ("ECOM") at both wholesale and retail levels under several scenarios. With respect to the Company's potential for stranded costs, the Texas Commission estimated no wholesale ECOM, and estimated retail ECOM ranging from a high of $1.3 billion to a low of $781.0 million, with an expected value of $1.1 billion, assuming full retail access in 1998. The Company cannot determine at this time the effects that would occur, including any possible effects on the Rate Stipulation, as the result of any broad based competition legislative action, if any, implemented in 1997.

     New Mexico. The New Mexico Commission initiated a notice of inquiry regarding competition and the restructuring of regulation of the electric industry in 1996. The New Mexico Commission received comments from numerous parties representing various interests and conducted workshops in an attempt to arrive at a consensus with respect to the need for regulatory change, the nature of such change and the timing/transition of any changes. No consensus was reached by the participants. With respect to stranded costs, the New Mexico Commission applied the same ECOM model that was developed for Texas. The Company's New Mexico ECOM calculation ranged from a high of $248 million to a low of $173 million. The Company also provided the New Mexico Commission with its calculation of stranded costs for New Mexico pursuant to FERC Order No. 888, which equaled $364 million.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

D.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     General. The Company is a public utility engaged in the generation, transmission and distribution of electricity in an area of approximately 10,000 square miles in west Texas and southern New Mexico. As of December 31, 1996, the Company served approximately 279,000 residential, commercial, industrial and wholesale customers. The Company distributes electricity to retail customers principally in El Paso, Texas and Las Cruces, New Mexico. The Company also serves wholesale customers in Texas, New Mexico, California and Juarez, Mexico.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The Company maintains its accounts in accordance with the Uniform System of Accounts prescribed for electric utilities by the FERC. Prior to December 31, 1991, the Company reported its regulated utility operations pursuant to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS No. 71"). The Company discontinued the application of SFAS No. 71 as of December 31, 1991.

     As more fully discussed in Note A, the Company emerged from bankruptcy on February 12, 1996. The Company has accounted for all transactions related to the reorganization proceedings in accordance with SOP 90-7. The Reorganization had significant impacts on the financial statements of the Reorganized Company, including the creation of a new reporting entity upon emergence from bankruptcy through the application of fresh-start reporting pursuant to SOP 90-7. Accordingly, the Company's post-Reorganization balance sheets and the statement of operations, which reflect the application of fresh-start reporting, have not been prepared on a consistent basis with the pre-Reorganization financial statements and are not comparable in all respects to the financial statements prior to the Reorganization. For accounting purposes, the inception date of the Reorganized Company is deemed to be February 12, 1996. A vertical line is shown in the financial statements to separate the Reorganized Company from the Predecessor Company, since the financial statements have not been prepared on a consistent basis of accounting.

     Utility Plant. As a result of adopting fresh-start reporting, as discussed in Note A, the Company has revalued its utility plant. As of February 12, 1996, the value allocated to the assets used in the Company's generation, transmission and distribution operations is based on the Company's estimate of the replacement cost less depreciation ("RCLD") and is derived from the value of the Company as a going concern rather than on an appraisal or other professional valuation of its assets. The RCLD of generation assets was calculated based on estimates of the current cost of gas-fired combined-cycle and combustion turbine power plants, adjusted for certain economic factors. Depreciation is provided on a straight-line basis over the estimated remaining lives of the assets (ranging from 11 years to 31 years), except for approximately $384 million of reorganization value allocated to net transmission, distribution and general plant in service. This amount is being depreciated over the ten-year period of the Rate Stipulation.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

     Prior to February 12, 1996, utility plant was stated at original cost, less regulatory disallowances. Costs included labor, material, construction overheads, and allowance for funds used during construction ("AFUDC") or capitalized interest (see Capitalized Interest below). Depreciation was provided on a straight-line basis at annual rates which amortized the undepreciated cost of depreciable property over the estimated remaining service lives, which ranged from 3 years to 49 years. Palo Verde was being amortized on a straight-line basis over approximately 40 years.

     The Company charges the cost of repairs and minor replacements to the appropriate operating expense accounts and capitalizes the cost of renewals and betterments. Gains or losses resulting from retirements or other dispositions of operating property in the normal course of business are credited or charged to the accumulated provision for depreciation.

     In connection with the emergence from bankruptcy, the Company accrued a liability for the present value of the estimated decommissioning costs for the Company's interest in Palo Verde. Accretion of the decommissioning liability is charged to interest charges in the statement of operations.

     The cost of nuclear fuel is amortized to fuel expense on a unit-of-production basis. A provision for spent fuel disposal costs is charged to expense based on requirements of the DOE for disposal cost of one-tenth of one cent on each kilowatt hour generated.

     Capitalized Interest. As a result of discontinuation of the application of SFAS No. 71, the Company discontinued accruing AFUDC in 1992. In place of AFUDC, the Company capitalizes to construction work in progress ("CWIP") and nuclear fuel in process interest cost calculated in accordance with SFAS No. 34, "Capitalization of Interest Cost."

     Cash and Cash Equivalents. All temporary cash investments with an original maturity of three months or less are considered cash equivalents.

     Investments. The Company's marketable securities, included in decommissioning trust funds in the balance sheets, are reported at fair market value and consist primarily of municipal bonds in trust funds established for decommissioning of its interest in Palo Verde which have a fair market value of approximately $33.1 million at December 31, 1996. Such marketable securities are classified as "available-for-sale" securities and as such the difference between cost and market value is shown as a separate component of capitalization.

     Inventories. Inventories, primarily parts, materials and supplies, are stated at average cost not to exceed recoverable costs.

     Operating Revenues. The Company accrues revenues for services rendered but unbilled.

     The regulations of the Texas Commission, New Mexico Commission and FERC and the agreements with individual customers generally provide for fuel and purchased and interchanged power expenses to be recovered from customers. Fuel revenues reflect the Company's estimate of recoverable fuel and purchased and interchanged power expenses net of a percentage of (i) profit margins from certain off-system sales and

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

(ii) revenues from third party transmission services, which is credited to customers. Economy sales relate to spot market sales and is included in fuel revenues. Base revenues refer to the Company's revenues from the sale of electricity excluding such fuel revenues.

     Federal Income Taxes. The Company accounts for federal income taxes under SFAS No. 109, which requires the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the estimated future tax consequences of "temporary differences" by applying enacted statutory tax rates for each taxable jurisdiction applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. SFAS No. 109 requires the Company to record a valuation allowance to reduce its deferred tax assets to the extent it is more likely than not that such deferred tax assets will not be realized. SFAS No. 109 recognizes the effect on deferred tax assets and liabilities of a change in tax rate in income in the period that includes the enactment date.

     Benefit Plans. See Note L for accounting policies regarding the Company's retirement plans and postretirement benefits.

     Earnings per Share. Earnings (loss) per common share is computed by dividing net income or loss, after deducting the preferred dividend requirements, by the weighted average number of common shares and dilutive common share equivalents outstanding.

     For the Reorganized Company, for the period February 12 through December 31, 1996, the computation of fully-diluted earnings per share was immaterially different from primary earnings per share.

     For the Predecessor Company, there was no difference between primary and fully-diluted earnings per share.

     Stock Option Plans. The Company has an option plan which reserves shares of common stock for issuance to officers. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, compensation cost is recognized for the intrinsic value, if any, of option grants at measurement date ratably over the vesting period of the options.

     Impairment of Long-Lived Assets. The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," upon the emergence from bankruptcy. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. The Company's application of fresh-start reporting upon the emergence from bankruptcy encompassed the adoption of SFAS No. 121 and as such the Company's adoption of SFAS No. 121 did not have a significant impact on its financial statements.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

     Reclassifications. Certain amounts in the financial statements for 1995 and 1994 have been reclassified to conform with the 1996 presentation.

E.  PALO VERDE AND OTHER JOINTLY OWNED UTILITY PLANT

     The Company has a 15.8% undivided interest in the three 1,270 MW nuclear generating units at Palo Verde in which six other utilities (collectively, the "Palo Verde Participants") have interests, including Arizona Public Service Company ("APS"), who is the operating agent of Palo Verde. The operation of Palo Verde and the relationship among the Palo Verde Participants is governed by the ANPP Participation Agreement.

     Pursuant to the Plan, the Predecessor Company's Palo Verde lease obligations were extinguished on the Effective Date and the Reorganized Company reacquired the previously sold and leased back portions of Palo Verde. In accordance with fresh-start reporting the Reorganized Company recorded the reacquired portions of Palo Verde at fair market value, which was approximately $227.7 million and revalued the Company's interest in Palo Verde at RCLD. See Note A and the Utility Plant portion of Note D for a discussion of the valuation of the Company's utility plant. As of December 31, 1995, the Company's investment, at cost, in Palo Verde in the amount of approximately $963.0 million, excludes amounts related to the Company's investment in Palo Verde which was sold and leased back during 1986 and 1987 and for which the related leases were accounted for as operating leases.

     Other jointly owned utility plant includes a 7% undivided interest in Units 4 and 5 of the Four Corners Project ("Four Corners") and certain other transmission facilities. A summary of the Company's investment in jointly owned utility plant, excluding fuel, at December 31, 1996 and 1995 is as follows (In thousands):

                                    REORGANIZED COMPANY       |        PREDECESSOR COMPANY
                                --------------------------    |   ----------------------------
                                     DECEMBER 31, 1996        |         DECEMBER 31, 1995
                                --------------------------    |   ----------------------------
                                  PALO VERDE                  |     PALO VERDE
                                   STATION         OTHER      |      STATION          OTHER
                                ------------    ----------    |   -------------     ----------
                                                              |
Electric plant in service......    $568,957       $173,409    |       $ 952,310       $135,400
Accumulated depreciation.......     (22,162)       (10,607)   |        (155,749)       (59,398)
Construction work in progress..       8,545            985    |          10,653          1,661


     Pursuant to the ANPP Participation Agreement, the Palo Verde Participants share costs and generating entitlements in the same proportion as their percentage interests in the generating units and each Palo Verde Participant is required to fund its proportionate share of fuel, other operation, maintenance and capital costs, which, except capital costs, are included in the corresponding expense captions in the statements of operations. The Company's total monthly share of these costs was approximately $6.9 million in 1996. The ANPP Participation Agreement provides that if a participant fails to meet its payment obligations, each non-defaulting participant shall pay its proportionate share of the payments owed by the defaulting participant.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

     Decommissioning. Prior to Reorganization, the Predecessor Company was accruing its estimated decommissioning obligation over the remaining service life (approximately 40 years) for the portion of its owned interest in Palo Verde and over the term of the related leases (27 to 29 years) for the portions of Palo Verde that were sold and leased back. Upon the adoption of fresh-start reporting, the Company recorded the net present value of estimated future expenditures for decommissioning, using a risk free rate of return of 6.00%, and began accruing interest on the decommissioning liability. The Reorganized Company's interest expense includes approximately $4.6 million related to the accretion of the nuclear decommissioning liability. As of December 31, 1996, the Company has accrued a liability of approximately $89.5 million for its estimated decommissioning costs.

     In December 1995, the Palo Verde Participants approved a study by an outside engineering firm of the cost of decommissioning Palo Verde. The 1995 study determined that the Company will have to fund approximately $229 million (stated in 1995 dollars) to cover its share of such costs beginning in 2024 through 2037. The 1995 study assumes that (i) maintenance expense for spent fuel storage will be incurred for ten years after the shutdown of the last unit (estimated to be in 2024) rather than the approximately 30 years utilized in a 1993 study; (ii) a national interim spent fuel storage facility will be available; and (iii) as a result of such national spent fuel storage facility, the amount of spent fuel stored on-site is reduced from all spent fuel assemblies to the final core plus fuel assemblies from approximately three refuelings.

     Cost estimates for decommissioning have increased with each study, although the 1995 cost estimate is comparable to the previous cost estimate from a 1993 study (which determined that the Company would have to fund approximately $221 million, stated in 1993 dollars). The 1993 study was based on different assumptions, primarily related to the decommissioning of spent fuel. The 1993 cost estimate included an estimated cost of approximately $50 million related to on-site spent fuel storage facilities, while the 1995 study includes an estimated cost of approximately $13 million related to spent fuel. This difference in estimates is primarily due to the different timing assumptions discussed above. The 1993 estimate reflected an 84% increase from the previous estimate made in 1989, primarily due to an increase in the estimated costs associated with the permanent burial of low-level radioactive waste due to the uncertainty surrounding the availability and cost of low-level radioactive waste repositories, as discussed below.

     Although the 1995 study is based on the latest available information, there can be no assurance that decommissioning cost estimates will not continue to increase in the future or that regulatory requirements will not change. In addition, until a new low-level radioactive waste repository opens and operates for a number of years, estimates of the cost to dispose of low-level radioactive waste may increase significantly.

     The rate freeze under the Rate Stipulation would preclude the Company from seeking a rate increase in Texas during the Freeze Period to recover increases in decommissioning cost estimates. Additionally, there can be no assurance that the Company could increase its rates in any of its other jurisdictions to recover such increased costs.

     The Company has established external trusts with independent trustees, which enable the Company to record a current deduction for federal income tax purposes of a portion of amounts funded. As of December 31, 1996, the aggregate balance of the trust funds was approximately $33.1 million, which is reflected in the Company's balance sheets in deferred charges and other assets.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

     An industry-wide assessment has been made for decontamination of the DOE's enrichment facilities. The total amount of this assessment has not yet been finalized; however, APS estimates that the annual assessment for Palo Verde will be approximately $3.0 million, plus increases for inflation, for the next fifteen years. The Company has accrued $5.3 million which represents the present value of its remaining portion of the estimated total assessment.

     Steam Generators. Palo Verde has experienced degradation in the steam generator tubes of each unit. The degradation includes axial tube cracking in the upper regions of the two steam generators in Unit 2 and, to a lesser degree, in Units 1 and 3. This form of steam generator tube degradation has recently been seen at other U.S. nuclear generating stations. The units also have experienced circumferential cracking at the tube sheet, a more common type of tube cracking. The axial tube cracking was discovered following a steam generator tube rupture in Unit 2 in March 1993. Since that time, APS has undertaken an ongoing investigation and analysis and has performed corrective actions designed to mitigate further degradation. Corrective actions have included changes in operational procedures designed to lower the operating temperatures of the units, chemical cleaning and the implementation of other technical improvements. APS has stated that it believes its remedial actions have slowed the rate of tube degradation.

     Each of the Palo Verde units has been inspected during regularly scheduled refueling outages and mid-cycle inspection outages. If tube cracks are detected during an inspection, the affected tubes are taken out of service by plugging. This may impair the performance of a unit if sufficient numbers of steam generator tubes are affected.

     The projected service lives of the units' steam generators are reassessed by APS periodically in conjunction with inspections made during outages of the Palo Verde units. In August 1995, APS announced that its ongoing analyses indicated that it will be economically desirable to replace the Unit 2 steam generators, which have been the most affected by tube cracking, in four to nine years. APS further stated that it expects replacement of the steam generators will be performed in conjunction with a normal refueling outage to limit incremental outage time. APS also has stated that, based on the latest available data, it estimates that the steam generators in Units 1 and 3 should operate for their designated life of 40 years (to 2025 and 2027, respectively). APS will continue to assess these steam generators periodically.

     Steam generator replacement could be done through new steam generators manufactured for Palo Verde or through the purchase of existing steam generators that are compatible with Palo Verde's design. The Company believes replacement of the steam generators would require the unanimous approval of the Palo Verde Participants. The Company has not yet completed its analysis of the economic feasibility of steam generator replacement, or other options that may be available in connection with the operation of Unit 2. Also, the Company cannot predict whether it or other Palo Verde Participants will agree to replace the Unit 2 steam generators. The Company expects that if the steam generators in Unit 2 are replaced, most of such costs would be incurred between 1998 and 2005. The Company's portion of total costs associated with replacement of the Unit 2 steam generators, including replacement power costs, is currently estimated not to exceed $30 million.

     The Rate Stipulation, however, precludes the Company from seeking a rate increase in Texas during the Freeze Period to recover capital costs associated with such replacement should it be necessary.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

It is uncertain whether the costs associated with replacing the Unit 2 steam generators would be approved by the New Mexico Commission and included in the Company's rate base in New Mexico.

     Liability and Insurance Matters. The Palo Verde Participants have public liability insurance against nuclear energy hazards up to the full limit of liability of $200 million under federal law in the form of primary liability insurance provided by commercial insurance carriers. Additionally, the Company participates in an industry-wide retrospective assessment program, under which industry participants would be required to pay an assessment to cover any loss in excess of $200 million. The maximum assessment per reactor for each nuclear incident is approximately $79.2 million, subject to an annual limit of $10 million per incident. Based upon the Company's 15.8% interest in Palo Verde, the Company's maximum potential assessment per incident is approximately $37.6 million, with an annual payment limitation of approximately $4.7 million.

     The Palo Verde Participants maintain "all risk" (including nuclear hazards) insurance for property damage to, and decontamination of, property at Palo Verde in the aggregate amount of $2.7 billion, a substantial portion of the proceeds of which must first be applied to stabilization and decontamination. Finally, the Company has insurance against a portion of any increased cost of generation or purchased power which may result from the accidental outage of any of the three Palo Verde units if the outage exceeds 21 weeks.

F.  COMMON STOCK

OVERVIEW

     The Company issued 60 million shares of new common stock on February 12, 1996. The Common Stock has a stated value of $1 per share, with no cumulative voting rights or preemptive rights. Holders of the Common Stock have the right to elect the Company's directors and to vote on other matters.

     The Company's ability to pay dividends on the Common Stock for the next several years will be limited by the terms of applicable laws and financing arrangements entered into pursuant to the Reorganization. All distributions with respect to the Common Stock, including the declaration or payment of dividends, are subject to the provisions of the Texas Business Corporation Act, including provisions that prohibit any distribution that exceeds the surplus of the Company. In addition, under Section 305 of the Federal Power Act, it is unlawful for a director or officer of the Company to participate in the making or payment of dividends from "any funds properly included in capital account." As a result of Reorganization, the Company's first priority at this time is debt retirement and deleveraging as opposed to paying dividends.

     Pursuant to the resolutions creating the Series A Preferred Stock, no dividends can be paid on the Common Stock if there are dividends in arrears on the Series A Preferred Stock. So long as the Company's First Mortgage Bonds, Series A through H, are outstanding and the series with the longest maturity is not rated "investment grade" by either Standard & Poor's Rating Service or Moody's Investors Service, Inc., the Company may not declare any dividend on the Common Stock, other than in additional shares of common stock, or make any other distribution on, or acquire for value any shares of common stock (with certain limited exceptions) unless, after giving effect thereto, the aggregate of all such dividends, distributions and

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

certain other payments made by the Company since February 12, 1996 would be less than the sum of (i) 50% of the consolidated net income (as defined in the mortgage indenture) of the Company minus dividends paid in respect of the Series A Preferred Stock for the period from February 13, 1996 to the most recently ended fiscal quarter for which quarterly financial statements are available (or, if such consolidated net income is a deficit, less 100% of such deficit), plus
(ii) 100% of the aggregate net proceeds received by the Company from the issuance or sale since February 12, 1996 of equity securities or debt securities that have been converted into equity securities, plus (iii) $10.0 million. Currently, the Company's First Mortgage Bonds are not rated investment grade.

     Pursuant to the terms of the reimbursement agreements related to four letters of credit issued in respect of the four series of pollution control revenue bonds, so long as a drawing is available under any of the letters of credit, the same limitation on the declaration of dividends would apply to the Company. In addition to the restriction contained in the mortgage indenture, the reimbursement agreements limit to $15.0 million the aggregate amount of dividends that can be paid on the Common Stock during the three years after its initial issuance on February 12, 1996. The credit agreement for the working capital and fuel financing facility contains the same limitations on the payment of Common Stock dividends as the reimbursement agreements related to the letters of credit on the pollution control revenue bonds.

1996 LONG-TERM INCENTIVE PLAN

     The 1996 Long-Term Incentive Plan (the "1996 Plan") authorized the issuance of up to 3,500,000 shares of common stock for the benefit of officers, key employees and non-employee directors through the award or grant of non-statutory stock options, incentive stock options, stock appreciation rights, restricted stock, bonus stock and performance stock. During 1996, the Company granted options covering 1,900,000 shares and awarded 180,000 restricted shares under the 1996 Plan.

     Stock Option Plans. At December 31, 1996, options were outstanding for the purchase of 1,900,000 shares of common stock of which 660,000 were exercisable as of December 31, 1996. No options were exercised in 1996. All options expire five years from the date of grant unless terminated earlier by the Board of Directors.

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Accordingly, because the stock option grants had no intrinsic value at the measurement date, no compensation cost has been recognized. Had compensation cost for the plan been determined based on the fair value at the grant date

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

for the awards in 1996 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts presented below:

                                                   Period From
                                                   February 12
                                                       to
                                                   December 31,
                                                      1996
                                                   ------------

        Net income applicable to common stock
         (In thousands):
              As reported.........................  $  31,431
              Pro forma...........................     30,262

        Earnings per share:
              As reported.........................       0.52
              Pro forma...........................       0.50

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: (i) risk-free rate of return is 6.65% for options awarded April 30, 1996 and 6.99% for options awarded June 11, 1996; and (ii) volatility is 4.09% for options awarded on the April grant date and 4.35% for options awarded on the June grant date, calculated using the standard deviation of the Company's Common Stock from February 16, 1996 to the award date. The weighted-average grant-date fair value of options granted during the year was $2.60 per option. The exercise price is the market price on the date of award, which was $5.32 for 800,000 shares on the April grant date and $5.56 for 800,000 shares on the June grant date, except for 300,000 options awarded to the former Chief Executive Officer ("CEO") of the Company with an exercise price of $7.00. All options vest over a period of five years from the date of grant, subject to earlier vesting in accordance with the current CEO's employment agreement, and except for options awarded the former CEO which were fully vested on the date of grant.

     Restricted Shares. At December 31, 1996, 180,000 shares of restricted stock were awarded under the 1996 Plan. Restrictions from resale on 20,000 shares have lapsed as of January 1, 1997.

     The value of restricted shares is calculated by multiplying (i) 55,000 shares at $5.00 per share for shares awarded February 12, 1996; (ii) 100,000 shares at $5.32 per share for shares awarded on the April grant date; and (iii) 25,000 shares at $5.63 per share for shares awarded May 1, 1996. Restrictions from resale will lapse over five years beginning December 31, 1996, except for 25,000 shares which restrictions will lapse on May 1, 1997.

     Unearned compensation was charged for the value of the restricted shares as these shares were issued in accordance with the 1996 Plan. The unearned compensation is shown as a reduction of common stock equity in the accompanying balance sheet and is being amortized ratably over the restricted period. During 1996, approximately $0.2 million relating to restricted stock was charged to expense.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

     The holder of a restricted stock award will have rights as a shareholder of the Company, including the right to vote and, if applicable, receive cash dividends on restricted stock, except that certain restricted stock awards require any cash dividend on restricted stock to be delivered to the Company in exchange for additional shares of restricted stock of equivalent market value.

     Changes in common stock are as follows:

                                                                                             Unearned
                                                                              Capital in  Compensation-
                                                   Common                     Excess of     Restricted
                                                    Stock        Common        Stated         Stock
                                                   Shares         Stock         Value        Awards
                                                 -----------  ------------    ----------  ------------
                                                                            (In thousands)
Balance December 31, 1993, 1994 and 1995.......   35,544,330    $   339,097     $     --      $  --
  Redemption of Predecessor Common Stock.......  (35,544,330)      (339,097)          --         --
  Issuance of Reorganized Common Stock.........   59,999,981         60,000      240,000         --
  Restricted shares............................      180,000            180          768        (948)
  Restricted stock compensation accrued........         --             --           --           190
                                                 -----------    -----------     --------      ------
Balance December 31, 1996......................   60,179,981    $    60,180     $240,768      $ (758)
                                                 ===========    ===========     ========      ======

G.   PREFERRED STOCK

     The Company issued one million shares of new preferred stock on February 12, 1996. The Preferred Stock has a liquidation preference of $100 per share, has no sinking fund requirements and must be redeemed by the Company in 2008. The Preferred Stock has an annual dividend rate of 11.40%, which is to be paid through the issuance of additional shares of preferred stock for the first three years and in cash thereafter. On November 1, 1996, the Company paid the first pay-in-kind dividend by issuing 84,264 shares to satisfy the dividend. Also, on January 16, 1997, the Company's Board of Directors declared the second pay-in-kind dividend which was paid on February 1, 1997 through the issuance of 30,886 additional shares to shareholders of record as of January 21, 1997.

PREFERRED STOCK, REDEMPTION REQUIRED

     Following is a summary of the redemption of the Predecessor Company Preferred Stock and the issued and outstanding Preferred Stock, redemption required, of the Reorganized Company:

                                                    Shares        Amount
                                                  ----------  --------------
                                                              (In thousands)

        Balance at December 31, 1993, 1994
         and 1995...............................    639,600        $ 67,266
          Redemption of Predecessor
            Preferred Stock.....................   (639,600)        (67,266)
          Issuance of Reorganized
            Preferred Stock.....................  1,000,000         100,000
          Issuance of Dividend..................     84,264           8,426
                                                  ---------        --------
        Balance at December 31, 1996............  1,084,264        $108,426
                                                  =========        ========

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

     Optional Redemption. The Series A Preferred Stock is not redeemable at the Company's option prior to February 1, 1999; provided, however, that upon the occurrence of a change of control on or prior to February 1, 1999, the Company shall have the right to redeem the outstanding Series A Preferred Stock, in whole or in part, no earlier than 30 days nor later than 60 days from the date the change of control offer is mailed to the holders of Series A Preferred Stock, in cash, at a price per share equal to the sum of (i) 108% of the liquidation preference plus (ii) accrued and unpaid dividends (including an amount equal to a prorated dividend from the immediately preceding dividend accrual date), if any, to the redemption date. Thereafter, the outstanding Series A Preferred Stock may be redeemed, in whole or in part, at the option of the Company, in cash at the redemption prices set forth in the table below, plus all accrued and unpaid dividends (including an amount equal to a prorated dividend from the immediately preceding dividend accrual date to the date of redemption), if any, if redeemed during the twelve-month period beginning on February 1 of the years indicated below:

                                         Optional
                                        Redemption
        Year                              Price
        ----                            ----------
        1999............................  105.70%
        2000............................  104.56
        2001............................  103.42
        2002............................  102.28
        2003............................  101.14
        2004 and thereafter.............  100.00

     Mandatory Redemption. On February 1, 2008, the Company will be required to redeem (subject to the legal availability of funds therefor) all outstanding shares of Series A Preferred Stock at a price in cash equal to the sum of (i) the liquidation preference thereof plus (ii) all accrued and unpaid dividends, if any, to the date of redemption.

PREFERRED STOCK, REDEMPTION NOT REQUIRED

     Following is a summary of the Predecessor Company Preferred Stock, redemption not required:

                                                   Shares        Amount
                                                  ---------  --------------
                                                             (In thousands)

        Balance at December 31, 1993, 1994
         and 1995...............................   142,450      $ 14,198
          Redemption of Predecessor
            Preferred Stock.....................  (142,450)      (14,198)
                                                  --------      --------
        Balance at December 31, 1996............      --        $   --
                                                  ========      ========

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS


H.  LONG-TERM AND FINANCING AND CAPITAL LEASE OBLIGATIONS

    Outstanding long-term and financing and capital lease obligations are as follows:

                                                                DECEMBER 31,
                                                                    1996
                                                               --------------
                                                               (IN THOUSANDS)
Long-Term Obligations:
---------------------
 First Mortgage Bonds (1):
   7.25%  Series A, issued 1996, due 1999........................ $   78,266
   7.75%  Series B, issued 1996, due 2001........................     78,771
   8.25%  Series C, issued 1996, due 2003........................    148,989
   8.90%  Series D, issued 1996, due 2006........................    235,957
   9.40%  Series E, issued 1996, due 2011........................    285,900

 Pollution Control Bonds (2):
   Secured by First Mortgage Collateral Bonds:
      Variable rate bonds, due 2014..............................     63,500
      Variable rate refunding bonds, due 2013....................     33,300
      Variable rate refunding bonds, due 2014....................     37,100
      Variable rate refunding bonds, due 2015....................     59,235

 Promissory note due 2007 ($227,000 due in 1997) (3).............        958
                                                                  ----------
        Total long-term obligations..............................  1,021,976
                                                                  ----------

Financing and Capital Lease Obligations:
---------------------------------------
 Turbine lease ($1,721,000 due in 1997) (4)......................      5,900
 Nuclear fuel ($26,385,000 due in 1997) (5)......................     46,630
                                                                  ----------
       Total financing and capital lease obligations.............     52,530
                                                                   ---------
       Total long-term and financing and capital lease
        obligations..............................................  1,074,506

Current maturities (Amount due within one year)..................    (28,333)
                                                                  ----------
                                                                  $1,046,173
                                                                  ==========

_____________________

(1)  First Mortgage Bonds

     Substantially all of the Company's utility plant is subject to liens under the First Mortgage Indenture.

     The First Mortgage Indenture imposes certain limitations on the ability of the Company to (i) declare or pay dividends on common stock; (ii) incur additional indebtedness or liens on mortgaged property; and (iii) to enter into a consolidation, merger or sale of assets.

     Series A, B, C and D Bonds may not be redeemed by the Company prior to maturity. Series E Bonds may be redeemed at the option of the Company, in whole or in part, on or after February 1, 2006.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

     The Company is not required to make mandatory redemption or sinking fund payments with respect to the bonds prior to maturity.

     During the period from February 12, 1996 through December 31, 1996, the Company repurchased approximately $46.7 million of Series A Bonds, and approximately $71.2 million of Series B Bonds.

(2)  Pollution Control Bonds

     The Company has four series of tax exempt Pollution Control Bonds in an aggregate principal amount of approximately $193.1 million. Each of the tax exempt issues is enhanced by a letter of credit. The Company's obligation to the issuing banks pursuant to the letter of credit reimbursement agreements are secured by First Mortgage Collateral Series Bonds (the "Collateral Series Bonds") issued pursuant to the First Mortgage Indenture in the amount of the letters of credit. The bonds bear interest at rates that are repriced weekly (4.15% to 4.25% at December 31, 1996). The bonds may be required to be repurchased at the holder's option and are subject to mandatory redemption upon the occurrence of certain events and are redeemable at the option of the Company under certain circumstances.

(3)  Promissory Note

     The secured note due 2007 has an annual interest rate of 5.5%.

(4)  Capitalized Lease Obligation, Copper Turbine

     In 1980, the Company sold and leased back a turbine and certain other related equipment from the trust-lessor for a twenty-year period, with renewal options for up to seven more years. Semiannual lease payments, including interest, which began in January 1982, were approximately $0.7 million through January 1991, and are approximately $0.9 million thereafter to July 2000. The effective annual interest rate implicit in this lease is calculated to be 9.6%.

(5)  Nuclear Fuel Financing

     The Company entered into a lease arrangement with a third party grantor trust, Rio Grande Resources Trust ("RGRT II"), with respect to nuclear fuel purchases for Palo Verde. The Company accounts for the lease as a capital lease and has a commitment for a three-year credit facility in the amount of $100 million, which is secured by Collateral Series Bonds, to finance nuclear fuel purchases. The credit facility provides up to $60 million for nuclear fuel purchases and up to $50 million (depending on the amount of borrowings outstanding for nuclear fuel purchases) for working capital needs and may be extended for one year at the option of the Company. Approximately $46.6 million has been drawn to finance nuclear fuel (interest rate of 8.25%) at December 31, 1996. Quarterly lease payments made are based on units of heat production.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS


     Scheduled maturities of long-term and financing and capital lease obligations at December 31, 1996 are as follows (In thousands):

               1997...........................$28,333
               1998........................... 22,050
               1999........................... 80,076
               2000...........................    954
               2001........................... 78,869

     The table above does not reflect future nuclear fuel purchases and related obligations and maturities.

I.   FEDERAL INCOME TAXES

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and December 31, 1995, are presented below (In thousands):

                                                                REORGANIZED  |  PREDECESSOR
                                                                  COMPANY    |    COMPANY
                                                                -----------  |  -----------
                                                                DECEMBER 31, |  DECEMBER 31,
                                                                    1996     |     1995
                                                                -----------  |  -----------
                                                                             |
Deferred tax assets:                                                         |
  Letters of credit draws........................................ $       -  |    $ 100,946
  Gain on sale and leaseback transactions........................         -  |       46,410
  Accrued lease expense, net of interim payments (Note B)........         -  |       85,942
  Reorganization expenses financed with bonds....................    22,526  |            -
  Accumulated deferred investment tax credits....................         -  |       27,396
  Capital leases.................................................     2,873  |       25,100
  Benefits of tax loss carryforwards.............................   256,510  |        3,582
  Investment tax credit carryforward.............................    20,410  |       11,984
  Alternative minimum tax credit carryforward....................     9,627  |       35,964
  Other..........................................................    92,643  |      100,900
                                                                  ---------  |    ---------
     Total gross deferred tax assets.............................   404,589  |      438,224
                                                                  ---------  |    ---------
  Less valuation allowance:                                                  |
      Federal....................................................    12,661  |      217,509
      State......................................................    17,941  |       39,808
                                                                  ---------  |    ---------
             Total valuation allowance...........................    30,602  |      257,317
                                                                  ---------  |    ---------
                     Net deferred tax assets.....................   373,987  |      180,907
                                                                  ---------  |    ---------
Deferred tax liabilities:                                                    |
  Plant, principally due to differences in depreciation and                  |
     basis differences...........................................  (288,416) |     (235,181)
  Other..........................................................   (11,687) |      (15,736)
                                                                  ---------  |    ---------
          Total gross deferred tax liabilities...................  (300,103) |     (250,917)
                                                                  ---------  |    ---------
                     Net accumulated deferred income taxes....... $  73,884  |    $ (70,010)
                                                                  =========  |    =========


                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS


     Upon adoption of SFAS No. 109, a valuation allowance was recorded for deferred tax assets which may not be realized, including tax carryforwards that the Company may not utilize before their expiration. The valuation allowance decreased by approximately $226.7 million in 1996, $4.5 million in 1995 and $4.4 million in 1994. The decrease in 1996 was primarily due to the Company's belief that, because of the Rate Stipulation, Reorganization, and other factors, it is more likely than not that the Company will have sufficient taxable income in the future to utilize most of the tax net operating loss ("NOL") carryforward benefits. Prior to the effective date of the Reorganization, the Predecessor Company did not assume future taxable income for the utilization of NOL carryforwards. Approximately $27.1 million of the Company's valuation allowance at December 31, 1996, if subsequently recognized as a tax benefit, would be credited directly to capital in excess of stated value in accordance with SOP 90-7.

     As discussed in Note D, the Company's income tax provision has been calculated under SFAS No. 109. The Company recognized income taxes as follows (In thousands):

                                                          REORGANIZED  |
                                                            COMPANY    |           PREDECESSOR COMPANY
                                                         ------------- | ---------------------------------------
                                                          PERIOD FROM  |  PERIOD FROM
                                                          FEBRUARY 12  |   JANUARY 1
                                                              TO       |      TO        YEARS ENDED DECEMBER 31,
                                                          DECEMBER 31, |  FEBRUARY 11,  ------------------------
                                                             1996      |     1996          1995         1994
                                                         ------------- | -------------  -----------  -----------
                                                                       |
Income tax expense (benefit):                                          |
 Federal:                                                              |
  Current............................................... $    (17,203) |$          -   $   13,757   $    6,320
  Deferred..............................................       38,828  |      (2,340)     (21,703)     (21,200)
  Investment tax credit amortization....................            -  |        (325)      (2,828)      (2,838)
                                                         ------------- |-------------  -----------  -----------
    Subtotal current operations.........................       21,625  |      (2,665)     (10,774)     (17,718)
  Adjustment of assets and liabilities to fair                         |
    value (elimination of accumulated deferred                         |
    investment tax credits).............................            -  |     (77,950)           -            -
  Deferred included in reorganization items.............            -  |    (172,899)      (1,194)      (1,824)
  Income tax expense on interest income                                |
    during bankruptcy...................................            -  |         583        4,633        2,720
                                                         ------------- |-------------  -----------  -----------
      Total............................................. $     21,625  |$   (252,931)  $   (7,335)  $  (16,822)
                                                         ============= |=============  ===========  ===========
                                                                       |
 State:                                                                |
  Current............................................... $        278  |$        116   $      935   $      584
  Deferred..............................................        4,767  |        (866)      (5,959)        (364)
                                                         ------------- |-------------  -----------  -----------
    Subtotal current operations.........................        5,045  |        (750)      (5,024)         220
  Deferred included in reorganization items.............            -  |     (17,494)           -            -
                                                         ------------- |-------------  -----------  -----------
      Total............................................. $      5,045  |$    (18,244)  $   (5,024)  $      220
                                                         ============= |=============  ===========  ===========

     The current federal income tax benefit for 1996 results primarily from the carryback of 1996 alternative minimum tax ("AMT") NOL to the 1993, 1994 and 1995 tax years and decreased by an expense for the reduction of investment tax credits ("ITC") utilized. Deferred federal income tax includes an offsetting AMT deferred expense of approximately $24.0 million and a benefit for an increase in ITC carryforward of approximately $6.8 million.

                           EL PASO ELECTRIC COMPANY

                        NOTES TO FINANCIAL STATEMENTS

     The current federal income tax expense for 1995 and 1994 results primarily from the accrual of AMT expense. The deferred federal income tax benefit recorded in 1995 and 1994 includes offsetting AMT credits of approximately $18.3 million and $8.4 million, respectively. For the years 1995 and 1994, ITC utilized of approximately $4.6 million and $2.1 million, respectively, was recorded as a reduction to current tax and included as a deferred tax expense.

     Federal income tax provisions differ from amounts computed by applying the statutory rate of 35% to the book loss before federal income tax as follows (In thousands):


                                                               REORGANIZED  |
                                                                 COMPANY    |           PREDECESSOR COMPANY
                                                              ------------- | ---------------------------------------
                                                               PERIOD FROM  |  PERIOD FROM
                                                               FEBRUARY 12  |   JANUARY 1
                                                                   TO       |      TO        YEARS ENDED DECEMBER 31,
                                                              DECEMBER 31,  | FEBRUARY 11,   ------------------------
                                                                  1996      |     1996          1995         1994
                                                              ------------- | -------------  -----------  -----------
                                                                            |
Federal income tax expense (benefit) computed on income                     |
  (loss) at statutory rate.................................... $    22,240  | $     45,339   $  (14,229)  $  (15,741)
Difference due to:                                                          |
  ITC amortization (net of deferred taxes)....................           -  |         (211)      (1,838)      (1,845)
  Nondeductible bankruptcy costs..............................           -  |        3,604        5,925        3,915
  Federal valuation allowance.................................           -  |     (204,848)      (4,461)      (1,927)
  Adjustment of assets and liabilities to fair value                        |
    (elimination of accumulated deferred ITCs)................           -  |      (77,950)           -            -
  Reorganization costs (including the nontaxable                            |
    extraordinary gain on the discharge of debt)..............           -  |      (27,745)           -            -
  Other.......................................................        (615) |        8,880        7,268       (1,224)
                                                               ------------ | -------------  -----------  -----------
    Total federal income tax expense (benefit)................ $    21,625  | $   (252,931)  $   (7,335)  $  (16,822)
                                                               ============ | =============  ===========  ===========
  Effective federal income tax rate...........................         34.0%|      (195.3)%        18.0%        37.4%
                                                               ============ | =============  ===========  ===========

     The Company had approximately $733.0 million of tax NOL carryforwards, approximately $20.4 million of ITC carryforwards and approximately $9.6 million of AMT credit carryforwards as of December 31, 1996. If unused, the NOL carryforwards would expire at the end of the years 2006 through 2011, the ITC carryforwards would expire in the years 2001 through 2005 and the AMT credit carryforwards have an unlimited life.

     The Reorganization and the associated implementation of fresh-start reporting gave rise to significant items of income and expense for financial reporting purposes that are not included in taxable income. These reorganization items resulted in an effective tax rate for the period from January 1 to February 11, 1996 that is significantly different than the current U.S. statutory rate of 35%.

     The Bankruptcy Court entered an order on May 10, 1994 approving the terms of a settlement with the Internal Revenue Service ("IRS") covering tax periods prior to 1992, pursuant to which the Company paid approximately $6.2 million, which primarily represents interest.

                           EL PASO ELECTRIC COMPANY

                        NOTES TO FINANCIAL STATEMENTS


J.   COMMITMENTS AND CONTINGENCIES

SALE/LEASEBACK INDEMNIFICATION OBLIGATIONS

     Pursuant to the participation agreements and leases entered into in the sale/leaseback transactions, if the lessors incur additional tax liability or other loss as a result of federal or state tax assessments related to the sale/leaseback transactions, the lessors may have claims against the Company for indemnification. Pursuant to settlement agreements entered into between the Company and the lessors under the Palo Verde Leases, certain of the Company's indeminity obligations related to tax matters have continued after the Effective Date.

     One of the lessors in the sale/leaseback transactions related to Unit 2 of Palo Verde has notified the Company that the IRS has raised issues, primarily related to ITC claims by the lessor, regarding the income tax treatment of the sale/leaseback transactions. The Company estimates that the total amount of potential claims for indemnification from all lessors related to the issues raised by the IRS could approximate $10.0 million, exclusive of any applicable interest, if the IRS prevails. This matter is at a preliminary stage and, although the Company believes the lessor has meritorious defenses to the IRS' position, the Company cannot predict the outcome of the matter or the Company's liability for any resulting claim for indemnification. The Company does not believe it is probable that a loss has been incurred and, therefore, has made no provision in the accompanying financial statements related to this matter.

ENVIRONMENTAL MATTERS

     The Company is subject to regulation with respect to air, soil and water quality, solid waste disposal and other environmental matters by federal, state and local authorities. These authorities govern current facility operations and exercise continuing jurisdiction over facility modifications. Environmental regulations can change rapidly and are difficult to predict. Because construction of new facilities is subject to standards imposed by environmental regulation, substantial expenditures may be required to comply with such regulations. The Company analyzes the costs of its obligations arising from environmental matters on an ongoing basis, and management believes it has made adequate provision in its financial statements to meet such obligations. However, unforseen expenses associated with compliance could have a material, adverse effect on the future operations and financial condition of the Company.

     PCB Treatment, Inc. The Company received a request from the U.S. Environmental Protection Agency ("EPA") to participate in the remediation of polychlorinated biphenyls ("PCBs") at two facilities in Kansas City, Missouri, which had been operated by PCB Treatment, Inc. ("PTI"). The Company's manifests indicate that between 1982 and 1986, the Company sent 23 shipments of PCBs or PCB-containing electric equipment ("PCB Equipment") to PTI, accounting for approximately 2 to 3%, by weight, of the PCBs and PCB Equipment received at that site by PTI. Presently, PTI has discontinued operations and the EPA has determined that PTI's abandoned facilities require remediation.

     The Company and the PTI Steering Committee, which consists of the largest generators of the PCBs sent to PTI, have executed a settlement agreement. In consideration for the payment of approximately

                           EL PASO ELECTRIC COMPANY

                        NOTES TO FINANCIAL STATEMENTS

$0.2 million, the settlement agreement excuses any further liability to the Steering Committee by the Company and indemnifies the Company for any liabilities to other parties as may be asserted in the future.

     The Company may still face liability for possible deliveries of PCBs by PTI to a third site which is also subject to remedial action by the federal authorities, except to the extent that those PCBs were transferred from the first site. The Company's records do not indicate any deliveries of PCBs to this third site. Management believes the Company is unlikely to face substantial unindemnified liabilities associated with this third site.

     Coal Mine Reclamation. The Company has been informed by APS that the Company's estimated financial obligation for coal mine reclamation at Four Corners is not being fully reflected in the costs for which the Company is billed. APS, the operating agent of Four Corners, is performing an analysis to establish an appropriate revised cost estimate. Based on preliminary estimates from APS and the coal provider, the Predecessor Company recorded a liability of approximately $12 million which reflects the present value of the estimated future costs of reclamation at the Effective Date to reflect its share of the coal mine reclamation obligation.

K.   LITIGATION

LITIGATION WITH CENTRAL AND SOUTH WEST CORPORATION

     In May 1993, the Company entered into the Merger Agreement, pursuant to which the Company would have been acquired by CSW. In June 1995, CSW terminated the Merger Agreement. In response, the Company filed a complaint against CSW in the 205th Judicial District Court of El Paso County, Texas, alleging, among other claims, breach of contract, breach of duty of good faith and fair dealing, breach of fiduciary duty, business disparagement, tortious interference with contract and fraud in the inducement. The Company sought an unspecified amount of damages, punitive damages, attorneys' fees and costs. In June 1995, CSW filed an adversary proceeding against the Company in the Bankruptcy Court seeking the recovery of termination fees of $25 million, approximately $3.7 million in attorneys' fees and expenses that CSW claims it advanced on behalf of the Company in certain regulatory proceedings, and $25 million for the alleged violation of the Merger Agreement's no-solicitation provisions. All of the claims by both parties were tried in the Bankruptcy Court. The trial concluded on January 30, 1997, and the matter has been taken under advisement by the presiding judge. A ruling is expected in March 1997. The Company cannot predict the outcome of this litigation, but does not believe it is probable that a loss has been incurred and, therefore, has made no provision in the accompanying financial statements related to the litigation between the Company and CSW. Pursuant to the terms of the Reorganization, the first $20 million in proceeds, if any, to the Company from this litigation will be distributed to the holders of preferred stock and common stock of the Predecessor Company.

LITIGATION WITH LAS CRUCES

     Las Cruces is attempting to replace the Company as its electric service provider by acquiring, through condemnation or otherwise, the distribution assets and other facilities used to provide electric service to customers in Las Cruces. Sales to customers in Las Cruces represented approximately 7% of the

                           EL PASO ELECTRIC COMPANY

                        NOTES TO FINANCIAL STATEMENTS


Company's operating revenues in 1996. Las Cruces has two actions pending against the Company in federal district court in New Mexico, one seeking to recover franchise fees despite the expiration of the Company's Las Cruces franchise in March 1994 and one seeking a declaratory judgment that Las Cruces can proceed with a condemnation action against the Company. In addition, the New Mexico State Legislature has recently passed a bill that would allow Las Cruces to proceed with the condemnation.

     In the franchise fee action, Las Cruces is seeking the reasonable value of the Company's use, occupation and rental of Las Cruces' rights-of-way or damages for trespass and an unspecified amount of punitive damages. The Company has filed an answer denying that it has any liability or continuing payment obligation to Las Cruces regarding franchise fees or use of the Las Cruces rights-of-way, and also denies that it has committed any trespass. The Company intends to vigorously defend the lawsuit. The Company has also filed a counterclaim seeking to condemn, pursuant to statutory authority, those Las Cruces rights-of-way currently used and occupied by the Company. Las Cruces has filed an answer contesting the Company's right to proceed with such a condemnation. In August 1996, the court severed the Company's counterclaim from Las Cruces' claims for all purposes, and stayed all proceedings on the Company's counterclaim until further order of the court. The trial of Las Cruces' claims is set for May 1997. The Company has reserved in its financial statements an amount equal to the franchise fees under the expired agreement.

     In April 1995, Las Cruces filed a Complaint for Declaratory Judgment against the Company in the District Court for Dona Ana County, New Mexico, seeking a declaratory judgment that Las Cruces has a right of eminent domain to condemn the electric distribution system and related facilities owned and operated by the Company within and adjacent to the city limits that provide or assist in the provision of electricity within the municipal boundaries of Las Cruces. In May 1995, the Company removed the case to the United States District Court for the District of New Mexico. In October 1995, the Company's motion for summary judgment was denied and the Court ruled that although Las Cruces lacks express statutory authority to condemn the Company's assets, such express authority is required only if the proposed condemnation would materially impair, obliterate or destroy the existing use. Following a trial on the merits, the federal magistrate issued an opinion holding that Las Cruces had not met its burden of proof that its plan would not materially impair the public use of the Company's property sought to be condemned. The magistrate also granted the Company's motion to certify to the New Mexico Supreme Court the question as to whether Las Cruces possesses the authority to condemn the Company's property for use as a municipal utility when that property is already devoted to public use. In February 1997, the New Mexico Supreme Court heard oral arguments and is expected to issue its ruling in the near future.

     In March 1997, the New Mexico House of Representatives and Senate passed a bill that would give Las Cruces the authority to acquire and operate the Company's distribution system within both the city limits and a territory within five miles of the municipal boundary. If the Governor signs the bill, it would become law immediately and most likely make the issues presented to the New Mexico Supreme Court moot.

     Las Cruces has taken several actions to position itself to acquire portions of the Company's distribution system and certain related facilities in the event it can proceed with condemnation. See Note C for discussion regarding Las Cruces' filing with the FERC for determination of stranded cost. In June 1994, the Las Cruces City Council approved a resolution selecting SPS to provide operation and maintenance services for the proposed Las Cruces electric distribution system, substations and associated transmission facilities and authorizing the staff of Las Cruces to negotiate a contract with SPS related to such services. In August 1994, SPS and Las Cruces entered into a fifteen-year contract granting SPS the right to provide all of the electric power and energy required by Las Cruces during the term of the contract. In addition, Las Cruces announced that, in October 1995, it sold approximately $73 million in revenue bonds to provide funding to finance the acquisition by

                           EL PASO ELECTRIC COMPANY

                        NOTES TO FINANCIAL STATEMENTS

condemnation or negotiated purchase of the Company's electrical distribution assets within and adjacent to the Las Cruces city limits.

     The Company has filed a lawsuit in the Dona Ana County District Court and is pursuing a complaint simultaneously before the New Mexico Commission challenging the legality of the sale of the revenue bonds, and the New Mexico Commission is investigating the agreement between SPS and Las Cruces which would grant, in certain circumstances, Las Cruces an option to sell electric utility assets acquired through condemnation to SPS. In August 1996, the Dona Ana County District Court issued an opinion letter stating that Section 3-23-3 of the New Mexico Municipal Code is inapplicable to home rule municipalities and Las Cruces, therefore, was not required to acquire the New Mexico Commission's approval before issuing revenue bonds to acquire utility property. However, the Court did agree with the Company that the revenue bonds, in this case backed by utility revenues, are subject to the same requirements of other revenue bonds backed by gross receipts tax revenues. Therefore, if the Court's finding of the applicability of Las Cruces' home rule authority is overturned on appeal, the Company's position that the issuance of the bonds required prior approval could be upheld. The Court's order was signed and entered in November 1996. The Company has filed an appeal with the New Mexico Court of Appeals.

     The Company continues to believe that it can provide lower cost electric service to customers in Las Cruces than can be achieved through a municipal takeover. Accordingly, the Company has stated its strong preference for a resolution of its differences with Las Cruces through negotiation rather than litigation and condemnation. The Company intends to vigorously pursue before the FERC its right to recover stranded costs from Las Cruces in the event Las Cruces succeeds in leaving the system.

     If Las Cruces succeeds in its efforts to condemn the Company's distribution system, the Company could lose its Las Cruces customer base, although the Company would receive "just compensation" as established by the court under New Mexico law. "Just compensation" is generally defined as the amount of money that would compensate the party whose property is condemned. In the Company's case, this amount would be the difference between the value of the Company's entire system prior to the taking, as compared to the value of the entire system after the taking. The Company is unable to predict the outcome of Las Cruces' litigation or its efforts to replace the Company as its electric service provider or the effects it may have on the Company's financial position, results of operations and cash flows. The Company does not believe it is probable that a loss has been incurred and, therefore, has made no provision in the accompanying financial statements related to these matters.

TRANSMISSION SERVICE TO MEXICO

     In September 1996, Enron, a wholesale power marketer and one of the companies that submitted a bid to the CFE in connection with renewal of the interchange agreement for the supply of power to Ciudad Juarez, Mexico, filed a complaint against the Company with the FERC. Enron's complaint sought emergency relief and requested the FERC to direct the Company to enter into an agreement with Enron

                           EL PASO ELECTRIC COMPANY

                        NOTES TO FINANCIAL STATEMENTS

to provide Enron with firm point-to-point transmission service to the CFE under its open access transmission tariff.

     In October 1996, the FERC issued an order requiring the Company to provide Enron with firm point-to-point transmission service over the Company's transmission system to substation facilities near the border. The FERC, however, concurred with the Company's position that the FERC does not have jurisdiction to order transmission across the border, suggesting that the DOE has such jurisdiction. Pursuant to an emergency application filed by Enron with the DOE, on October 30, 1996, the DOE issued a Notice of Delegation and Assignment which delegated to the FERC its authority to carry out the DOE's duties in this case. In its response to the DOE's delegation of authority, the Company has asserted that the DOE has no authority to require transmission access for delivery of power to the CFE. However, the Company agreed to provide access, to the extent transmission capacity is available, to a winning bidder in 1997, if the winning bidder is someone other than the Company, pending resolution of this jurisdictional dispute. The Company's agreement to provide such access in no way prejudices the Company's position that, under current law, access is not required. The FERC has docketed the Delegation and Assignment and the process is expected to continue throughout 1997.

WATER CASES

     San Juan River System. The Four Corners Participants are among the defendants in a suit filed by the State of New Mexico in 1975 in state district court in New Mexico against the United States of America, the City of Farmington, New Mexico, the Secretary of the Interior as Trustee for the Navajo Nation and other Indian tribes and certain other defendants (State of New Mexico ex rel. S. E. Reynolds, New Mexico State Engineer v. United States of America, et al., Eleventh Judicial District Court, County of San Juan, State of New Mexico, Cause No. 75-184). The suit seeks adjudication of the water rights of the San Juan River Stream System in New Mexico, which, among other things, supplies the water used at Four Corners. The case has been inactive for many years. Although the outcome of this case and the possible effects on the Company cannot be determined at this time, the Company does not believe it is probable that a loss has been incurred and, therefore, has made no provision in the accompanying financial statements for this matter.

     Gila River System. In connection with the construction and operation of Palo Verde, APS entered into contracts with certain municipalities granting APS the right to purchase effluent for cooling purposes at Palo Verde. In 1986, a summons was served on APS that required all water claimants in the Lower Gila River Watershed in Arizona to assert any claims to water in an action pending in Maricopa County Superior Court, titled In re The General Adjudication of All Rights to Use Water in the Gila River System and Source. Palo Verde is located within the geographic area subject to the summons and the rights of the Palo Verde Participants to the use of groundwater and effluent at Palo Verde is potentially at issue in the action. APS, as operating agent, filed claims that dispute the court's jurisdiction over the Palo Verde Participants' groundwater rights and their contractual rights to effluent relating to Palo Verde and, alternatively, seek confirmation of such rights. In December 1992, the Arizona Supreme Court heard oral argument on certain issues in this matter that are pending on interlocutory appeal. Issues important to Palo Verde Participants' claims were remanded to the trial court for further action and the trial court certified its decision for interlocutory appeal to the Arizona Supreme Court. In September 1994, the Arizona Supreme Court granted review of the June 1994 trial court decision. No trial date has been set in the matter. Although the outcome of this case and

                           EL PASO ELECTRIC COMPANY

                        NOTES TO FINANCIAL STATEMENTS

the possible effects on the Company cannot be determined at this time, the Company does not believe it is probable that a loss has been incurred and, therefore, has made no provision in the accompanying financial statements for this matter.

FOUR CORNERS

     In July 1995, the Navajo Nation enacted the Navajo Nation Air Pollution Prevention and Control Act, the Navajo Nation Safe Drinking Water Act and the Navajo Nation Pesticide Act (collectively, the "Acts"). In October 1995, the Four Corners Participants requested that the United States Secretary of the Interior resolve their dispute with the Navajo Nation regarding whether the Acts apply to operation of Four Corners. The Four Corners Participants subsequently filed a lawsuit in the District Court of the Navajo Nation, Window Rock District, seeking, among other things, a declaratory judgment that (i) the Four Corners leases and federal easements preclude the application of the Acts to the operation of Four Corners; and (ii) the Navajo Nation and its agencies and courts lack adjudicatory jurisdiction to determine the enforceability of the Acts as applied to Four Corners. On October 18, 1995, the Navajo Nation and the Four Corners Participants agreed to indefinitely stay the proceedings referenced above so that the parties may attempt to resolve the dispute without litigation. Although the outcome of this case and the possible effects on the Company cannot be determined at this time, the Company does not believe it is probable that a loss has been incurred and, therefore, has made no provision in the accompanying financial statements for this matter.

OTHER LEGAL PROCEEDINGS

     The Company is a party to various other claims, legal actions and complaints. In many of these matters the Company has excess casualty liability insurance which is applicable. Based upon a review of these claims and applicable insurance coverage, management is of the opinion that none of these claims will have a material adverse effect on the operations or financial position of the Company. However, these actions and claims in the aggregate seek substantial damages against the Company and are subject to the uncertainties inherent in any litigation. The Company is defending itself vigorously in all these matters.

L.   BENEFIT PLANS

PENSION PLAN

     The Company's Retirement Income Plan (the "Retirement Plan") covers employees who have completed one year of service with the Company, are 21 years of age and work at least a minimum number of hours each year. The Retirement Plan is a qualified noncontributory defined benefit plan. Upon retirement or death of a vested plan participant, assets of the Retirement Plan are used to pay benefit obligations under the Retirement Plan. Contributions from the Company are based on the minimum funding amounts required by the Department of Labor ("DOL") and IRS under provisions of the Retirement Plan, as actuarially calculated. The assets of the Retirement Plan are invested in equity securities, fixed income instruments and cash equivalents and are managed by professional investment managers appointed by the Company.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

     The Company's Supplemental Retirement and Survivor Income Plan for Key Employees (the "SERP") is a non-qualified, non-funded defined benefit plan which covers certain former employees of the Company. The pension cost for the SERP is based on substantially the same actuarial methods and economic assumptions as those used for the Retirement Plan. As part of the Reorganization, the Company terminated the SERP with respect to all active employees resulting in a curtailment gain of approximately $2.0 million. In conjunction therewith, the Company entered into retirement agreements with ten officers who had been participants in the SERP resulting in an increase in the accumulated benefit obligation of approximately $10.2 million. This increase in the accumulated benefit obligation and the curtailment gain were recognized as reorganization items by the Predecessor Company.

     Net periodic pension cost for the Retirement Plan and the SERP under SFAS No. 87, "Employers' Accounting for Pensions," is made up of the components listed below as determined using the projected unit credit actuarial cost method (In thousands):

                                                         REORGANIZED  |
                                                           COMPANY    |           PREDECESSOR COMPANY
                                                         -----------  |  --------------------------------------
                                                         PERIOD FROM  |  PERIOD FROM
                                                         FEBRUARY 12  |   JANUARY 1
                                                             TO       |      TO
                                                         DECEMBER 31, |  FEBRUARY 11,   YEARS ENDED DECEMBER 31,
                                                                      |                 -----------------------
                                                            1996      |     1996           1995        1994
                                                         -----------  |  -----------    ----------- -----------
                                                                      |
Service costs for benefits earned during the period....  $    2,148   |  $      354     $   2,011     $  2,453
Interest costs on projected benefit obligation.........       5,774   |         749         5,157        4,896
Actual return on plan assets...........................      (5,019)  |        (570)       (9,267)         378
Net amortization and deferral..........................         842   |         113         6,008       (3,383)
Recognition of previously unrecognized items...........           -   |      21,738             -            -
                                                         ----------   |  ----------     ---------     --------
   Net periodic pension cost recognized................  $    3,745   |  $   22,384     $   3,909     $  4,344
                                                         ==========   |  ==========     =========     ========

     The assumed annual discount rates used in determining the net periodic pension cost were 7.25%, 8.50% and 7.25% for 1996, 1995 and 1994, respectively.

     The pension cost includes amortization of unrecognized items. In the application of fresh-start reporting, the Company recorded the then existing unrecognized items as of February 11, 1996 in the amount of approximately $21.7 million.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

     The funded status of the plans and amount recognized in the Company's balance sheets at December 31, 1996 and 1995 are presented below (In thousands):

                                                            REORGANIZED COMPANY  |    PREDECESSOR COMPANY
                                                          ---------------------- | -----------------------
                                                            DECEMBER 31, 1996    |    DECEMBER 31, 1995
                                                          ---------------------- | -----------------------
                                                          RETIREMENT             |  RETIREMENT
                                                            INCOME               |    INCOME
                                                             PLAN         SERP   |     PLAN        SERP
                                                          ----------   --------- | -----------  ----------
                                                                                 |
Actuarial present value of benefit obligations:                                  |
                                                                                 |
   Vested benefit obligation............................   $(57,366)   $(18,171) |  $(55,591)    $ (9,559)
                                                           ========    ========  |  ========     ========
   Accumulated benefit obligation.......................   $(59,883)   $(18,171) |  $(57,844)    $(11,570)
                                                           ========    ========  |  ========     ========
   Projected benefit obligation.........................   $(72,951)   $(18,171) |  $(70,958)    $(13,441)
Plan assets at fair value...............................     61,460           -  |    53,512            -
                                                           --------    --------  |  --------     --------
Projected benefit obligation in excess of plan assets...    (11,491)    (18,171) |   (17,446)     (13,441)
Unrecognized net (gain) loss from past experience.......     (3,520)     (1,368) |    11,562        2,648
Unrecognized prior service cost.........................          -           -  |       212         (407)
Unrecognized transition obligation......................          -           -  |     2,449          260
                                                           --------    --------  |  --------     --------
   Accrued pension liability............................   $(15,011)   $(19,539) |  $ (3,223)    $(10,940)
                                                           ========    ========  |  ========     ========

   Actuarial assumptions used in determining the actuarial present value of projected benefit obligations are as follows:

                                                             1996    1995
                                                           ------- -------
        Discount rate.....................................  7.50%   7.25%
        Rate of increase in compensation levels...........  5.00%   5.00%
        Expected long-term rate of return on plan assets..  8.50%   8.50%

OTHER POSTRETIREMENT BENEFITS

     The Company provides certain health care benefits for retired employees and their eligible dependents and life insurance benefits for retired employees only. Substantially all of the Company's employees may become eligible for those benefits if they reach retirement age while working for the Company. Those benefits are accounted for under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Contributions from the Company are based on the funding amounts required by the Texas Commission in the Rate Stipulation. The assets of the Other Postretirement Benefits Plan are invested in fixed income instruments and cash equivalents and are managed by professional investment managers appointed by the Company.

     The benefit cost includes amortization of unrecognized items. In the application of fresh-start reporting, the Company recorded the then existing unrecognized items as of February 11, 1996 in the amount of approximately $52.3 million.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

     Net periodic postretirement benefit cost is made up of the components listed below (In thousands):

                                                    REORGANIZED  |
                                                      COMPANY    |          PREDECESSOR COMPANY
                                                   ------------- | -------------------------------------
                                                    PERIOD FROM  | PERIOD FROM
                                                    FEBRUARY 12  |  JANUARY 1
                                                        TO       |      TO
                                                   DECEMBER 31,  | FEBRUARY 11,   YEARS ENDED DECEMBER 31,
                                                                 |               ------------------------
                                                       1996      |     1996         1995         1994
                                                   ------------  | -----------   ----------   -----------
                                                                 |
Service costs for benefits earned during                         |
  the period......................................   $    2,209  |      $   279      $1,603       $2,064
Interest costs on accumulated postretirement                     |
  benefit obligation..............................        4,723  |          607       4,046        3,909
Actual return on plan assets......................         (146) |            -           -            -
Amortization of transition obligations............            -  |          263       2,363        2,172
Amortization of (gain) loss.......................            -  |           60         (54)         103
Recognition of previously unrecognized items......            -  |       52,340           -            -
                                                     ----------  |      -------      ------       ------
   Net periodic postretirement benefit                           |
     cost recognized..............................   $    6,786  |      $53,549      $7,958       $8,248
                                                     ==========  |      =======      ======       ======

     The funded status of the plan and amount recognized in the Company's balance sheet at December 31, 1996 and 1995 are presented below (In thousands):

                                                                           REORGANIZED  |  PREDECESSOR
                                                                             COMPANY    |    COMPANY
                                                                          ------------- | -------------
                                                                          DECEMBER 31,  | DECEMBER 31,
                                                                              1996      |     1995
                                                                          ------------- | -------------
                                                                                        |
Actuarial present value of postretirement benefit obligation:                           |
   Accumulated postretirement benefit obligation:                                       |
       Retirees...........................................................   $(29,908)  |    $(32,656)
       Active participants................................................    (47,691)  |     (40,831)
                                                                             --------   |    --------
                                                                              (77,599)  |     (73,487)
Plan assets at fair value.................................................      8,050   |           -
                                                                             --------   |    --------
Accumulated postretirement benefit obligation in excess of plan assets....    (69,549)  |     (73,487)
Unrecognized net (gain) loss from past experience.........................     (1,764)  |      15,182
Unrecognized transition obligation........................................          -   |      38,007
                                                                             --------   |    --------
   Accrued postretirement benefit liability...............................   $(71,313)  |    $(20,298)
                                                                             ========   |    ========

     For measurement purposes, a 10.9% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1997; the rate was assumed to decrease gradually to 6% for 2004 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1996 by $9.4 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 1996 by $1.3 million.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

     Actuarial assumptions used in determining the actuarial present value of accumulated postretirement benefit obligation are as follows:

                                           1996   1995
                                          ------ ------
Discount rate............................  7.50%  7.25%
Rate of increase in compensation levels..  5.00%  5.00%


M.  FRANCHISES AND SIGNIFICANT CUSTOMERS

CITY OF  EL PASO FRANCHISE

     The Company's major franchise is with the City of El Paso, Texas. The franchise agreement provides an arrangement for the Company's utilization of public rights of way necessary to serve its retail customers within the City of El Paso. Under the Stipulation, the new franchise with the City of El Paso extends through August 1, 2005.

LAS CRUCES FRANCHISE

     The Company's franchise with Las Cruces expired in March 1994. The Company has continued to provide electric service to customers within Las Cruces and expects and intends to continue to do so. See Note K.

MILITARY INSTALLATIONS

     The Company currently serves Holloman Air Force Base ("Holloman"), White Sands Missile Range ("White Sands") and the United States Army Air Defense Center at Fort Bliss ("Ft. Bliss"). The Company's sales to the military bases represented approximately $20.0 million or 3% of operating revenues in 1996. The Company signed a new contract with Ft. Bliss in August 1996, which provides that Ft. Bliss will take service from the Company through 1999, with the right thereafter to continue service on a year to year basis for two years. The Company has a contract for service to Holloman for a ten year term beginning on December 27, 1995. In August 1996, the Army advised the Company that White Sands would continue to purchase retail electric service from the Company pursuant to the retail service contract which was set to expire on December 31, 1993, but which had previously been unilaterally extended by the Army for an indefinite period, until written termination of such contract by the Army not less than one year in advance of the termination date.

SIGNIFICANT CUSTOMERS

     In 1996, 1995 and 1994, IID, a wholesale customer, accounted for approximately $41.6 million, $43.3 million and $51.1 million or 7.2%, 8.6% and 9.5%, respectively, of operating revenues. During 1996, 1995 and 1994, the Company recorded revenues pursuant to its contract with the CFE in the amount of approximately $43.9 million, $39.4 million and $42.7 million, respectively. Under the new agreement with

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

the CFE, revenues in 1997 related to power sales to the CFE are expected to be lower than revenues recorded in 1996. See Note C.

N.  FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosure about Fair Value of Financial Instruments", requires the Company to disclose estimated fair values for its financial instruments. The Company has determined that cash and temporary investments, accounts receivable, long-term contract receivable, accounts payable, customer deposits, decommissioning trust funds, long-term debt, and preferred stock meet the definition of financial instruments. The carrying amounts of cash and temporary investments, accounts receivable, accounts payable, and customer deposits approximate fair value because of the short maturity of these items. Based on prevailing interest rates, the fair value of the long-term contract receivable approximates its carrying value. Decommissioning trust funds are carried at market value.

     The fair values of the Company's long-term debt, including the current portion thereof, and preferred stock, are based on estimated market prices for similar issues and are presented in the table below:

                                                                            ESTIMATED
                                                                CARRYING       FAIR
                                                                 AMOUNT        VALUE
                                                               -----------  -----------
                                                                     (IN THOUSANDS)

First Mortgage Bonds.........................................   $  827,883   $  864,047
Pollution Control Bonds......................................      193,135      193,135(2)
Nuclear Fuel Financing (1)...................................       46,630       46,630(3)
Capitalized Lease Obligations, Copper Turbine and Other (1)..        6,858        6,858(4)
                                                                ----------   ----------
   Total.....................................................   $1,074,506   $1,110,670
                                                                ==========   ==========

Preferred Stock..............................................   $  108,426   $  119,377
                                                                ==========   ==========


__________________

(1)  Includes current maturities.
(2) The interest rate on the Company's pollution control bonds is reset weekly to reflect current market rates. Consequently, the carrying value approximates fair value.
(3) The interest rate on the Company's financing and capital lease obligations for nuclear fuel purchases is reset every quarter to reflect current market rates. Consequently, the carrying value approximates fair value.
(4) Based on prevailing interest rates the estimated fair value of the Copper Turbine lease and other approximate their carrying value.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS


O.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                           PREDECESSOR |
                             COMPANY   |            REORGANIZED COMPANY                    PREDECESSOR COMPANY
                          ------------ |  -----------------------------------------  ---------------------------------------------
                           PERIOD      |   PERIOD
                            FROM       |    FROM
                          JANUARY 1    |  FEBRUARY 12
                              TO       |     TO
                         FEBRUARY 11,  |  MARCH 31,         1996 QUARTERS                           1995 QUARTERS
                                       |            -------------------------------  --------------------------------------------
                             1996      |    1996       2ND        3RD        4TH        1ST        2ND         3RD         4TH
                           --------    |  --------  ---------  --------   ---------  ---------  ---------  ----------   ---------
                                       |                              (IN THOUSANDS EXCEPT FOR SHARE DATA)
                                       |
Operating revenues......    $ 54,949   |  $69,907   $144,388   $166,656   $143,023   $112,389   $124,683   $148,177    $119,368
Operating income........       5,089   |   14,748     34,096     44,363     27,580     11,950     17,851     31,175       5,170
Income (loss) before                   |
 reorganization                        |
 items (expense) and                   |
 extraordinary gain                    |
 on discharge of debt...      (4,053)  |    1,689      9,500     22,770      7,960    (14,449)    (7,130)    12,258     (14,020)
Reorganization items                   |
 (expense), net of                     |
 income tax benefit                    |
 (expense)..............     122,251   |        -          -          -          -     (1,999)    (2,472)      (658)     (4,849)
Extraordinary gain on                  |
 discharge                             |
 of debt................     264,273(1)|        -          -          -          -          -          -          -          -
Net income (loss)                      |
 applicable to common                  |
 stock..................     382,471   |      137      6,603     19,793      4,898    (16,448)    (9,602)    11,600     (18,869)
Net income (loss) per                  |
 common share:                         |
  Income (loss) before                 |
   extraordinary gain on               |
   discharge of debt....        3.33   |     0.00       0.11       0.33       0.08      (0.46)     (0.27)      0.33       (0.54)
  Extraordinary gain on                |
   discharge of debt....        7.43(1)|        -          -          -          -          -          -          -           -
                                       |
Net income (loss).......       10.76   |     0.00       0.11       0.33       0.08      (0.46)     (0.27)      0.33       (0.54)
----------

(1) Reflects the discharge of obligations subject to compromise for less than their recorded amounts.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors is incorporated herein by reference from the Company's definitive proxy statement for the 1997 Annual Meeting of Shareholders (the "1997 Proxy Statement"). Information regarding executive officers of the Company, included herein under the caption "Executive Officers of the Registrant" in Part I, Item 1 above, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated herein by reference from the 1997 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference from the 1997 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference from the 1997 Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a) Documents filed as a part of this report:

                                                          Page
                                                          ----
              1.  Financial Statements:

                  See Index to Financial Statements.....  38

              2.  Financial Statement Schedules:

                  All schedules are omitted as the required information is not applicable or is included in the financial statements or related notes thereto.


              3.  Exhibits

                  Certain of the following documents are filed herewith. Certain other of the following exhibits have heretofore been filed with the Securities and Exchange Commission, and, pursuant to Rule 12b-32 and Regulation 201.24, are incorporated herein by reference.

                               INDEX TO EXHIBITS


  Exhibit
  Number                                Title
  -------                               -----

Exhibit 2 - Plan of Acquisition, Reorganization, Arrangement, Liquidation or
            Succession:

     2.01 - Fourth Amended Plan of Reorganization, dated November 7, 1995. (Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995)

     2.02 - Disclosure Statement to Fourth Amended Plan of Reorganization of El Paso Electric Company. (Exhibit 2.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995)

Exhibit 3 - Articles of Incorporation and Bylaws:

     3.01 - Restated Articles of Incorporation of the Company, dated February 7, 1996 and effective February 12, 1996. (Exhibit 3.01 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

  3.01-01  -  Statement of Resolution Establishing Series of Preferred Stock,
              dated February 7, 1996 and effective February 12, 1996, amending
              Exhibit 3.01. (Exhibit 3.01-01 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

     3.02 - Bylaws of the Company, dated February 6, 1996. (Exhibit 3.02 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

Exhibit 4 - Instruments Defining the Rights of Security Holders, including
            Indentures:

     4.01 - General Mortgage Indenture and Deed of Trust, dated as of February 1, 1996, and First Supplemental Indenture, dated as of February 1, 1996, including form of Series A through H First Mortgage Bonds. (Exhibit 4.01 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

     4.02 - Statement of Resolution Establishing Series of Preferred Stock, dated February 7, 1996 and effective February 12, 1996. (Exhibit
              4.02 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

     4.03 - Indenture of Trust, dated as of July 1, 1994, between Maricopa County, Arizona Pollution Control Corporation and Texas Commerce Bank National Association, as Trustee, related to $63,500,000 principal amount of Maricopa County, Arizona Pollution Control Corporation Adjustable Tender Pollution Control Revenue Bonds, 1994 Series A (El Paso Electric Company Palo Verde Project). (Exhibit 4.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994)

  4.03-01  -  Supplemental Indenture of Trust No. 1, dated as of December 12,
              1995, related to Exhibit 4.03, including form of bond. (Exhibit 4.03-01 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

     4.04 - Loan Agreement, dated as of July 1, 1994, between Maricopa County, Arizona Pollution Control Corporation and the Company, related to the Pollution Control Bonds referred to in Exhibit 4.03. (Exhibit
              4.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994)

  4.04-01  -  Supplemental Loan Agreement No. 1, dated as of February 12, 1996, related to Exhibit 4.04. (Exhibit 4.04-01 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

     4.05 - Remarketing Agreement, dated as of July 1, 1994, between the Company and Smith Barney Inc., related to the Pollution Control Bonds referred to in Exhibit 4.03. (Exhibit 4.04 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
              1994)

     4.06 - Tender Agreement, dated as of July 1, 1994, between the Company and Smith Barney Inc., related to the Pollution Control Bonds referred to in Exhibit 4.03. (Exhibit 4.05 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
              1994)

     4.07 - Ordinance No. 94-1018 adopted by the City Council of the City of Farmington, New Mexico, on October 18, 1994, authorizing and providing for the issuance by the City of Farmington, New Mexico, of $33,300,000 principal amount of its Adjustable Tender Pollution Control Revenue Refunding Bonds, 1994 Series A (El Paso Electric Company Four Corners Project). (Exhibit 4.07 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
              1994)

  4.07-01  -  Ordinance No. 96-1035 adopted by the City Council of the City of
              Farmington, New Mexico, on January 23, 1996 as Supplemental Ordinance No. 1, related to Exhibit 4.07. (Exhibit 4.07-01 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

     4.08 - Resolution No. 94-798 adopted by the City Council of the City of Farmington, New Mexico, on October 18, 1994, relating to the issuance of the Pollution Control Bonds referred to in Exhibit
              4.07. (Exhibit 4.08 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994)

     4.09 - Amended and Restated Installment Sale Agreement, dated as of November 1, 1994, between the Company and the City of Farmington, New Mexico, relating to the Pollution Control Bonds referred to in
              Exhibit 4.07. (Exhibit 4.09 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994)

     4.10 - Representation and Indemnity Agreement, dated as of October 31, 1994, between the Company, the City of Farmington, New Mexico, and Smith Barney Inc., relating to the Pollution Control Bonds referred to in Exhibit 4.07. (Exhibit 4.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
              1994)

     4.11 - Remarketing Agreement, dated as of November 1, 1994, between the Company and Smith Barney Inc., relating to the Pollution Control Bonds referred to in Exhibit 4.07. (Exhibit 4.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
              1994)

     4.12 - Tender Agreement, dated as of November 1, 1994, between the Company and Smith Barney Inc., relating to the Pollution Control Bonds referred to in Exhibit 4.07. (Exhibit 4.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
              1994)

     4.13 - Letter of Credit and Reimbursement Agreement, dated as of February 12, 1996, between the Company and Citibank, N.A., relating to the Pollution Control Bonds referred to in Exhibit 4.07. (Exhibit 4.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

     4.14 - Loan Agreement, dated as of December 1, 1984, between Maricopa County, Arizona Pollution Control Corporation and the Company, relating to $37,100,000 principal amount of Maricopa County, Arizona Pollution Control Corporation Pollution Control Refunding Revenue Bonds, 1984 Series E (El Paso Electric Company Palo Verde Project). (Exhibit 4.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 1984)

  4.14-01  -  Supplemental Loan Agreement, dated as of June 1, 1986, to Exhibit
              4.14. (Exhibit 4.29-01 to the Company's Annual Report on Form 10-K for the year ended December 31, 1986)

  4.14-02  -  Supplemental Loan Agreement No. 3, dated as of February 12, 1996, to Exhibit 4.14. (Exhibit 4.14-02 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

     4.15 - Trust Indenture, dated as of December 1, 1984, by and between Maricopa County, Arizona Pollution Control Corporation and MBank El Paso, National Association, as Trustee, securing the Pollution Control Refunding Revenue Bonds referred to in Exhibit 4.14. (Exhibit 4.27-01 to the Company's Annual Report on Form 10-K for the year ended December 31, 1984)

  4.15-01  -  Supplemental Trust Indenture No. 2, dated as of June 1, 1986, to
              Exhibit 4.15. (Exhibit 4.29-03 to the Company's Annual Report on Form 10-K for the year ended December 31, 1986)

  4.15-02  -  Supplemental Trust Indenture No. 3, dated as of May 6, 1994, to
              Exhibit 4.15. (Exhibit 4.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994)

  4.15-03  -  Supplemental Trust Indenture No. 4, dated as of November 30, 1995, to Exhibit 4.15, including form of bond. (Exhibit 4.15-03 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

     4.16 - Indexing Agent's Agreement among Maricopa County, Arizona Pollution Control Corporation, the Company and Smith Barney, Harris Upham & Co., Incorporated, relating to the Pollution Control Refunding Revenue Bonds referred to in Exhibit 4.14. (Exhibit 4.27-03 to the Company's Annual Report on Form 10-K for the year ended December 31, 1984)

     4.17 - Remarketing Agent Agreement, dated as of May 6, 1994, between Smith Barney Shearson Inc., and the Company, relating to the Pollution Control Refunding Revenue Bonds referred to in Exhibit
              4.14. (Exhibit 4.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994)

     4.18 - Loan Agreement, dated as of February 12, 1996, between Maricopa County, Arizona Pollution Control Corporation and the Company, relating to $59,235,000 principal amount of Maricopa County, Arizona Pollution Control Corporation Pollution Control Refunding Revenue Bonds, 1985 Series A (El Paso Electric Company Palo Verde Project). (Exhibit 4.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

     4.19 - Indenture of Trust, dated as of February 12, 1996, by and between Maricopa County, Arizona Pollution Control Corporation and Texas Commerce Bank National Association, as Trustee, relating to the Pollution Control Refunding Revenue Bonds referred to in Exhibit
              4.18. (Exhibit 4.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

     4.20 - Tender Agent Agreement, dated as of February 12, 1996, between the Company and Smith Barney Inc., relating to the Pollution Control Refunding Revenue Bonds referred to in Exhibit 4.18. (Exhibit 4.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

     4.21 - Remarketing Agent Agreement, dated as of February 12, 1996, between the Company and Smith Barney Inc., relating to the Pollution Control Refunding Revenue Bonds referred to in Exhibit
              4.18. (Exhibit 4.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

     4.22 - Letter of Credit and Reimbursement Agreement, dated as of February 12, 1996, among the Company, Citibank, N.A., as agent for the Creditors named therein related to the pollution control revenue bonds referred to in Exhibits 4.03, 4.14 and 4.18. (Exhibit 4.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

Exhibit 10 - Material Contracts:

    10.01 - Co-Tenancy Agreement, dated July 19, 1966, and Amendments No. 1 through 5 thereto, between the Participants of the Four Corners Project, defining the respective ownerships, rights and obligations of the Parties. (Exhibit 10.01 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

    10.02 - Supplemental and Additional Indenture of Lease, dated May 27, 1966, including amendments and supplements to original Lease Four Corners Units 1, 2 and 3, between the Navajo Tribe of Indians and Arizona Public Service Company, and including new Lease Four Corners Units 4 and 5, between the Navajo Tribe of Indians and Arizona Public Service Company, the Company, Public Service Company of New Mexico, Salt River Project Agricultural Improvement and Power District, Southern California Edison Company and Tucson Gas & Electric Company. (Exhibit 4-e to Registration No. 2-28692)

 10.02-01  -  Amendment and Supplement No. 1, dated March 21, 1985, to Exhibit
              10.02. (Exhibit 19.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1985)

    10.03  -  El Paso Electric Company 1996 Long-Term Incentive Plan (Exhibit
              4.1 to Registration No. 333-17971 on Form S-8)

    10.04 - Four Corners Project Operating Agreement, dated May 15, 1969, between Arizona Public Service Company, the Company, Public Service Company of New Mexico, Salt River Project Agricultural Improvement and Power District, Southern California Edison Company and Tucson Gas & Electric Company, and Amendments 1 through 10 thereto. (Exhibit 10.04 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

    10.05 - Arizona Nuclear Power Project Participation Agreement, dated August 23, 1973, between Arizona Public Service Company, Public Service Company of New Mexico, Salt River Project Agricultural Improvement and Power District, Tucson Gas & Electric Company and the Company, describing the respective participation ownerships of the various utilities having undivided interests in the Arizona Nuclear Power Project and in general terms defining the respective ownerships, rights, obligations, major construction and operating arrangements of the Parties, and Amendments No. 1 through 13 thereto. (Exhibit 10.05 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

    10.06 - ANPP Valley Transmission System Participation Agreement, dated August 20,1981, and Amendments No. 1 and 2 thereto. APS Contract No. 2253-419.00. (Exhibit 10.06 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

    10.07 - Arizona Nuclear Power Project High Voltage Switchyard Participation Agreement, dated August 20, 1981. APS Contract No. 2252-419.00. (Exhibit 20.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1981)

 10.07-01  -  Amendment No. 1, dated November 20, 1986, Exhibit 10.07 to
              (Exhibit 10.11-01 to the Company's Annual Report on Form 10-K for the year ended December 31, 1986)

    10.08 - Firm Palo Verde Nuclear Generating Station Transmission Service Agreement, between Salt River Project Agricultural Improvement and Power District and the Company, dated October 18, 1983. (Exhibit
              19.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1983)

    10.09 - Trust Agreement, dated as of May 1, 1980, between The Bank of New York, as Beneficiary, and First Security Bank of Utah, N.A., and Robert S. Clark, as Owner Trustees, establishing a trust designated as El Paso Electric Company (1980) Equipment Trust No.
              2. (Exhibit 5-p-1 to Registration No. 2-68414)

    10.10 - Trust Indenture, dated as of May 1, 1980, between The Connecticut Bank and Trust Company, as Indenture Trustee, and First Security Bank of Utah, N.A., and Robert S. Clark, Owner Trustees. (Exhibit 5-p-2 to Registration No. 2-68414)

    10.11 - Lease Agreement, dated as of May 1, 1980, between First Security Bank of Utah, N.A., and Robert S. Clark, the Owner Trustees, as Lessor, and the Company, as Lessee, providing for the lease of a combustion turbine and related generation equipment. (Exhibit 5-p-3 to Registration No. 2-68414)

    10.12 - Participation Agreement, dated as of May 1, 1980, among the Company, as Lessee, the Bank of New York, as Beneficiary, First Security Bank of Utah, N.A., and Robert S. Clark, as Owner Trustees, The Connecticut Bank and Trust Company, as Indenture Trustee, Franklin Life Insurance Company, Woodmen of the World Life Insurance Society, Minnesota Mutual Life Insurance Company, MacCabees Mutual Life Insurance Company and Mutual Service Insurance Company, as Lenders, pertaining to Exhibit 10.17. (Exhibit 5-p-4 to Registration No. 2-684414).

    10.13 - Interconnection Agreement, as amended, dated December 8, 1981, between the Company and Southwestern Public Service Company, and Service Schedules A through F thereto. (Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

*10.13-01  -  Letter Agreement, dated December 19, 1996, modifying Service
              Schedule E, relating to Exhibit 10.13.

    10.14 - Amrad to Artesia 345 KV Transmission System and DC Terminal Participation Agreement, dated December 8, 1981, between the Company and Texas-New Mexico Power Company, and the First through Third Supplemental Agreements thereto. (Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

    10.15 - Interconnection Agreement and Amendment No. 1, dated July 19, 1966, between the Company and Public Service Company of New Mexico. (Exhibit 19.01 to the Company's Annual Report on Form 10-K for the year ended December 31, 1982)

    10.16 - Southwest New Mexico Transmission Project Participation Agreement, dated April 11, 1977, and Amendments 1 through 5 thereto. (Exhibit
              10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

    10.17 - Tucson-El Paso Power Exchange and Transmission Agreement, dated April 19, 1982. (Exhibit 19.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1982)

    10.18 - Revised Inland Power Pool Agreement, dated November 23, 1983. (Exhibit 19.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1983)

    10.19 - Power Sales Agreement No. 2, dated December 2, 1986, between El Paso Electric Company and Imperial Irrigation District, and Amendment No. 1 thereto. (Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

    10.20 - Arizona Nuclear Power Project Transmission Project Westwing Switchyard Amended Interconnection Agreement, dated August 14, 1986. (Exhibit 10.72 to the Company's Annual Report on Form 10-K for the year ended December 31, 1986)

    10.21 - Power Sales Agreement, dated April 29, 1987, between the Company and Texas-New Mexico Power Company, and Amendment No. 1 thereto. (Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

    10.22 - Form of Indemnity Agreement, between the Company and its directors and officers. (Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

    10.23 - Interchange Agreement, executed April 14, 1982, between Comision Federal de Electricidad and the Company. (Exhibit 19.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991)

 10.23-01  -  Interchange Service D Agreement Firm Capacity, executed April 3,
              1991, to Exhibit 10.23. (Exhibit 19.2-04 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991) [At the Company's request, confidential treatment has been granted by the Securities and Exchange Commission to portions of this document.]

*10.23-02 -   Energy Purchase Contract, executed February 20, 1997, between
              Comision Federal de Electricidad and the Company. [The Company has requested confidential treatment from the Securities and Exchange
              Commission for certain portions of this document.]

    10.24 - Credit Agreement, dated as of February 12, 1996, between the Company, Chemical Bank, as agent, and Texas Commerce Bank National Association, as Trustee. (Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

 10.24-01 -   Amendment No. 1, dated as of February 12, 1996, to Exhibit 10.24.
              (Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996)

    10.25 - Amended and Restated Executive Services Agreement for David H. Wiggs, Jr., dated February 27, 1996. (Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

    10.26 - Retirement Agreement for Curtis L. Hoskins, dated October 26, 1995. (Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

    10.27 - Retirement Agreement for John E. Droubay, dated February 22, 1996. (Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

    10.28 - Employment Agreement for Eduardo A. Rodriguez, dated October 26, 1995. (Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

    10.29 - Employment Agreement for Gary R. Hedrick, dated February 12, 1996. (Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

    10.30 - Employment Agreement for James S. Haines, Jr., dated April 30, 1996. (Exhibit 10.30 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

    10.31 - Restatement of Decommissioning Trust Agreement, dated as of February 12, 1996, between the Company and Boatmen's Trust Company of Texas, as Decommissioning Trustee for Palo Verde Unit 1. (Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

    10.32 - Restatement of Decommissioning Trust Agreement, dated as of February 12, 1996, between the Company and Boatmen's Trust Company of Texas, as Decommissioning Trustee for Palo Verde Unit 2. (Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

    10.33 - Restatement of Decommissioning Trust Agreement, dated as of February 12, 1996, between the Company and Boatmen's Trust Company of Texas, as Decommissioning Trustee for Palo Verde Unit 3. (Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

    10.34 - Spent Fuel Trust Agreement, dated as of February 12, 1996, between the Company and Boatmen's Trust Company of Texas, as Spent Fuel Trustee. (Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

    10.35 - Trust Agreement, dated as of February 12, 1996, between the Company and Texas Commerce Bank National Association, as Trustee of the Rio Grande Resources Trust II. (Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

    10.36 - Purchase Contract, dated as of February 12, 1996, between the Company and Texas Commerce Bank National Association, as Trustee of the Rio Grande Resources Trust II. (Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

    10.37 - Registration Rights Agreement, dated as of February 12, 1996, among El Paso Electric Company, Fidelity Management & Research Company and Fidelity Management Trust Company. (Exhibit 10.01 to Registration No. 333-32030 on Form S-1)

* Exhibit 11 - Statement re Computation of Per Share Earnings

  Exhibit 23 - Consent of Experts:

      *23.01 - Consent of KPMG Peat Marwick LLP (set forth on page 96 of this report).

  Exhibit 24 - Power of Attorney:

      *24.01 - Powers of Attorney (set forth on page 95 of this report).

      *24.02 - Certified copy of resolution authorizing signatures pursuant to power of attorney.

 *Exhibit 27 - Financial Data Schedule (EDGAR filing only)

  Exhibit 99 - Additional Exhibits:

       99.01 - Agreed Order, entered August 30, 1995, by the Public Utility Commission of Texas. (Exhibit 99.31 to Registration Statement No. 33-99744)

      *99.02 - Restricted Stock Award Agreement, dated as of January 17,
               1997, with James S. Haines, Jr.

      *99.03 - Stock Option Agreement, dated as of January 17, 1997, with James
               S. Haines, Jr.

      *99.04 - Stock Option Agreement, dated as of January 17, 1997, with David
               H. Wiggs, Jr.

      *99.05 - Directors' Restricted Stock Award Agreement, dated as of January
               17, 1997, with George H. Edwards, Jr.

     *+99.06 - Form of Directors' Restricted Stock Award Agreement between the
               Company and certain directors of the Company.

    *++99.07 - Form of Stock Option Agreement between the Company and certain key officers of the Company.

________________

           *   Filed herewith.

           + Ten additional documents, substantially identical in all material respects to this Exhibit, have been entered into with Ramiro Guzman; James W. Harris; Kenneth R. Heitz; Edward C. Houghton, IV; Michael K. Parks; Eric B. Siegel; Stephen Wertheimer; and Charles A. Yamarone, Directors of the Company.

          ++ Five additional documents, substantially identical in all material respects to this Exhibit, have been entered into with J. Frank Bates; Michael L. Blough; Gary R. Hedrick; John C. Horne; and Robert C. McNiel, Officers of the Company.

         (b)   Reports on Form 8-K:

               The following reports on Form 8-K were filed during the last quarter of 1996:

                                                        Financial Statements
               Date of Report          Item Number      Required to be Filed
               --------------          -----------      --------------------

              November 7, 1996              5               Not Applicable

                                  UNDERTAKING


     Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question of whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each of El Paso Electric Company, a Texas corporation, and the undersigned directors and officers of El Paso Electric Company, hereby constitutes and appoints James S. Haines, Eduardo A. Rodriguez, Gary R. Hedrick, Terry D. Bassham and Guillermo Silva, Jr., its, his or her true and lawful attorneys-in-fact and agents, for it, him or her and its, his or her name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this report, and to file each such amendment to this report, with all exhibits thereto, and any and all documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises, as fully to all intents and purposes as it, he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March 1997.

                                           EL PASO ELECTRIC COMPANY

                                           BY:      /S/  JAMES S. HAINES
                                              ---------------------------------
                                                      James S. Haines,
                                           Chief Executive Officer and President
                                              (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



       SIGNATURE                      TITLE                      DATE
       ---------                      -----                      ----

/s/  JAMES S. HAINES           Chief Executive Officer,
---------------------------     President (Principal
 (James S. Haines)              Executive Officer) and
                                Director

/s/  GARY R. HEDRICK           Vice President, Chief
---------------------------     Financial Officer and
 (Gary R. Hedrick)              Treasurer (Principal
                                Financial Officer and
                                Principal Accounting
                                Officer)

/s/  WILSON K. CADMAN          Director
---------------------------
 (Wilson K. Cadman)

/s/  JAMES A. CARDWELL         Director
---------------------------
 (James A. Cardwell)

/s/  GEORGE W. EDWARDS, JR.    Director
---------------------------
 (George W. Edwards, Jr.)

/s/  RAMIRO GUZMAN             Director
---------------------------
 (Ramiro Guzman)

/s/  JAMES W. HARRIS           Director
---------------------------
 (James W. Harris)                                          March 27, 1997

/s/  KENNETH R. HEITZ          Director
---------------------------
 (Kenneth R. Heitz)

/s/  EDWARD C. HOUGHTON, IV    Director
---------------------------
 (Edward C. Houghton, IV)

/s/  MICHAEL K. PARKS          Director
---------------------------
 (Michael K. Parks)

/s/  ERIC B. SIEGEL            Director
---------------------------
 (Eric B. Siegel)

/s/  STEPHEN WERTHEIMER        Director
---------------------------
 (Stephen Wertheimer)

/s/  CHARLES A. YAMARONE       Director
---------------------------
 (Charles A. Yamarone)