Form 10-Q
period 1997-03-31
EL PASO ELECTRIC CO /TX/
filed 1997-05-13
CIK 31978

================================================================================
                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            -----------------------

(MARK ONE)

   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                      OR

   [_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

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

     AS OF MAY 2, 1997, THERE WERE 60,239,236 SHARES OF THE COMPANY'S NO PAR VALUE COMMON STOCK OUTSTANDING.
================================================================================

                           EL PASO ELECTRIC COMPANY


                               INDEX TO FORM 10-Q

                                                                       Page No.
                                                                       --------
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Balance Sheets - March 31, 1997 and December 31, 1996.........   1

          Statements of Operations - Three Months Ended March 31, 1997, Period from February 12 to March 31, 1996 and Period from
          January 1 to February 11, 1996................................   3

          Statements of Accumulated Earnings (Deficit) - Three
          Months Ended March 31, 1997, Period from February 12 to
          March 31, 1996 and Period from January 1 to February 11,
          1996..........................................................   4

          Statements of Cash Flows - Three Months Ended
          March 31, 1997, Period from February 12 to March 31, 1996
          and Period from January 1 to February 11, 1996................   5

          Notes to Financial Statements.................................   6

          Report on Review by Independent Certified Public Accountants..  14

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................  15

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings.........................................  22

     Item 6.  Exhibits and Reports on Form 8-K..........................  23

                         PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                      EL PASO ELECTRIC COMPANY

                           BALANCE SHEETS

                 ASSETS                                            MARCH 31,
             (IN THOUSANDS)                                          1997           DECEMBER 31,
                                                                 (UNAUDITED)            1996
                                                                --------------      ------------
UTILITY PLANT:
  Electric plant in service......................................  $1,512,859        $1,492,737
  Less accumulated depreciation and amortization.................      99,401            77,976
                                                                   ----------        ----------
    Net plant in service.........................................   1,413,458         1,414,761
  Construction work in progress..................................      38,218            44,432
  Nuclear fuel; includes fuel in process of $4,182 and $5,084,
    respectively.................................................      69,125            60,014
  Less accumulated amortization..................................      23,489            18,651
                                                                   ----------        ----------
    Net nuclear fuel.............................................      45,636            41,363
                                                                   ----------        ----------
       Net utility plant.........................................   1,497,312         1,500,556
                                                                   ----------        ----------

CURRENT ASSETS:
  Cash and temporary investments.................................      43,981            68,767
  Accounts receivable, principally trade, net of allowance for
    doubtful accounts of $6,127 and $6,161, respectively.........      50,606            57,587
  Federal income tax receivable..................................       3,494            20,713
  Inventories, at cost...........................................      27,819            28,322
  Prepayments and other..........................................      13,106            10,652
                                                                   ----------        ----------
       Total current assets......................................     139,006           186,041
                                                                   ----------        ----------

LONG-TERM CONTRACT RECEIVABLE....................................      30,231            31,057
                                                                   ----------        ----------

DEFERRED CHARGES AND OTHER ASSETS:
  Accumulated deferred income taxes, net.........................      71,945            73,884
  Decommissioning trust fund.....................................      34,107            33,054
  Other..........................................................      20,350            21,598
                                                                   ----------        ----------
       Total deferred charges and other assets...................     126,402           128,536
                                                                   ----------        ----------

       TOTAL ASSETS..............................................  $1,792,951        $1,846,190
                                                                   ==========        ==========

See accompanying notes to financial statements.

                               EL PASO ELECTRIC
                                    COMPANY

                          BALANCE SHEETS (CONTINUED)


     CAPITALIZATION AND LIABILITIES                                                    MARCH 31,
  (IN THOUSANDS EXCEPT FOR SHARE DATA)                                                   1997              DECEMBER 31,
                                                                                     (UNAUDITED)               1996
                                                                                  ---------------         ------------
CAPITALIZATION:
  Common stock, stated value $1 per share, 100,000,000 shares authorized,
    60,042,832 and 59,999,981 shares issued and outstanding; and 196,404
    and 180,000 restricted shares, respectively..................................     $   60,239            $   60,180
  Capital in excess of stated value..............................................        241,120               240,768
  Unearned compensation-restricted stock awards..................................         (1,115)                 (758)
  Accumulated earnings...........................................................         31,034                30,835
  Net unrealized gain on marketable securities, less applicable
    income tax expense of $125 in 1996...........................................              -                   232
                                                                                      ----------            ----------
       Common stock equity.......................................................        331,278               331,257
  Preferred stock, cumulative, no par value, 2,000,000 shares authorized:
     Redemption required-1,115,150 and 1,084,264 shares issued and
          outstanding, respectively; at liquidation preference...................        111,515               108,426
  Long-term debt.................................................................        971,538             1,021,749
  Financing and capital lease obligations........................................         26,932                24,424
                                                                                      ----------            ----------
       Total capitalization......................................................      1,441,263             1,485,856
                                                                                      ----------            ----------

CURRENT LIABILITIES:
  Current maturities of long-term, financing and capital lease obligations.......         28,782                28,333
  Accounts payable, principally trade............................................         26,340                37,215
  Taxes accrued other than federal income taxes..................................         21,998                21,296
  Interest accrued...............................................................         20,376                23,150
  Other..........................................................................         15,084                15,000
                                                                                      ----------            ----------
       Total current liabilities.................................................        112,580               124,994
                                                                                      ----------            ----------

DEFERRED CREDITS AND OTHER LIABILITIES:
  Decommissioning................................................................         90,888                89,544
  Accrued postretirement benefit liability.......................................         73,643                71,313
  Accrued pension liability......................................................         34,476                34,550
  Other..........................................................................         40,101                39,933
                                                                                      ----------            ----------
       Total deferred credits and other liabilities..............................        239,108               235,340
                                                                                      ----------            ----------


COMMITMENTS AND CONTINGENCIES

          TOTAL CAPITALIZATION AND LIABILITIES...................................     $1,792,951            $1,846,190
                                                                                      ==========            ==========

                See accompanying notes to financial statements.

                           EL PASO ELECTRIC COMPANY
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS EXCEPT FOR SHARE DATA)

                                                                                                             |    PREDECESSOR
                                                                                 REORGANIZED  COMPANY        |     COMPANY
                                                                           -------------------------------   |  ------------
                                                                              THREE           PERIOD FROM    |    PERIOD FROM
                                                                              MONTHS          FEBRUARY 12    |     JANUARY 1
                                                                              ENDED               TO         |        TO
                                                                             MARCH 31,          MARCH 31,    |    FEBRUARY 11,
                                                                              1997                1996       |        1996
                                                                           -----------       -------------   |     -----------
                                                                                                             |
OPERATING REVENUES:                                                                                          |
  Base revenues.......................................................     $   103,654         $    57,760   |     $    44,679
  Fuel revenues and economy sales.....................................          30,960              11,605   |           9,849
  Other...............................................................           1,243                 542   |             421
                                                                           -----------         -----------   |     -----------
                                                                               135,857              69,907   |          54,949
                                                                           -----------         -----------   |     -----------
OPERATING EXPENSES:                                                                                          |
 Operation:                                                                                                  |
   Fuel...............................................................          28,466              10,347   |          10,125
   Purchased and interchanged power...................................           2,786               1,361   |           2,282
                                                                           -----------         -----------   |     -----------
                                                                                31,252              11,708   |          12,407
   Other..............................................................          30,964              16,710   |          23,559
Maintenance...........................................................           9,429               6,725   |           4,743
Depreciation and amortization.........................................          21,905              11,962   |           6,577
Taxes:                                                                                                       |
  Federal income tax expense (benefit)................................           2,981                 601   |          (2,700)
  State income tax expense (benefit)..................................             239                 490   |            (750)
  Other...............................................................          11,074               6,963   |           6,024
                                                                           -----------         -----------   |     -----------
                                                                               107,844              55,159   |          49,860
                                                                           -----------         -----------   |     -----------
OPERATING INCOME......................................................          28,013              14,748   |           5,089
                                                                           -----------         -----------   |     -----------
OTHER INCOME (DEDUCTIONS):                                                                                   |
  Investment income...................................................           1,109                 836   |               -
  Other, net..........................................................            (703)                (76)  |              50
  Federal income tax expense applicable to other income...............            (332)               (297)  |             (35)
                                                                           -----------         -----------   |     -----------
                                                                                    74                 463   |              15
                                                                           -----------         -----------   |     -----------
INCOME BEFORE INTEREST CHARGES........................................          28,087              15,211   |           5,104
                                                                           -----------         -----------   |     -----------
INTEREST CHARGES (CREDITS):                                                                                  |
  Interest on long-term debt..........................................          22,225              13,597   |               -
  Other interest......................................................           1,620                 819   |               -
  Interest during reorganization......................................               -                   -   |           9,569
  Interest capitalized and deferred...................................          (1,350)               (894)  |            (412)
                                                                           -----------         -----------   |     -----------
                                                                                22,495              13,522   |           9,157
                                                                           -----------         -----------   |     -----------
INCOME (LOSS) BEFORE REORGANIZATION ITEMS                                                                    |
   AND EXTRAORDINARY ITEMS............................................           5,592               1,689   |          (4,053)
REORGANIZATION ITEMS, NET OF INCOME TAX BENEFITS......................               -                   -   |         122,251
                                                                           -----------         -----------   |     -----------
INCOME BEFORE EXTRAORDINARY ITEMS.....................................           5,592               1,689   |         118,198
                                                                                                             |
EXTRAORDINARY ITEMS:                                                                                         |
  Extraordinary loss on repurchase of debt, net of federal                                                   |
    income tax benefit................................................          (2,244)                  -   |               -
  Extraordinary gain on discharge of debts............................               -                   -   |         264,273
                                                                           -----------         -----------   |     -----------
NET  INCOME...........................................................           3,348               1,689   |         382,471
PREFERRED STOCK DIVIDEND REQUIREMENTS.................................           3,149               1,552   |               -
                                                                           -----------         -----------   |     -----------
NET INCOME APPLICABLE TO COMMON STOCK.................................     $       199         $       137   |     $   382,471
                                                                           ===========         ===========   |     ===========
NET INCOME PER COMMON SHARE:                                                                                 |
  Income before extraordinary items...................................          $0.040              $0.002   |          $3.325
  Extraordinary loss on repurchase of debt, net of federal                                                   |
   income tax benefit.................................................          (0.037)                  -   |               -
  Extraordinary gain on discharge of debt.............................               -                   -   |           7.435
                                                                           -----------         -----------   |     -----------
    Net income........................................................          $0.003              $0.002   |         $10.760
                                                                           ===========         ===========   |     ===========
 WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND COMMON                                                         |
   SHARE EQUIVALENTS OUTSTANDING......................................      60,561,337          60,054,981   |      35,544,330
                                                                           ===========         ===========   |     ===========

See accompanying notes to financial statements.

                           EL PASO ELECTRIC COMPANY

                 STATEMENTS OF ACCUMULATED EARNINGS (DEFICIT)

                                  (UNAUDITED)

                                (IN THOUSANDS)

                                                                                     |        PREDECESSOR
                                                 REORGANIZED COMPANY                 |          COMPANY
                                          ---------------------------------          |        -----------
                                               THREE            PERIOD FROM          |        PERIOD FROM
                                               MONTHS           FEBRUARY 12          |         JANUARY 1
                                               ENDED                TO               |             TO
                                             MARCH 31,           MARCH 31,           |        FEBRUARY 11,
                                                1997               1996              |            1996
                                             ---------          -----------          |       ------------
                                                                                     |
ACCUMULATED EARNINGS (DEFICIT) AT                                                    |
 BEGINNING OF PERIOD......................... $30,835           $    -               |         $ (758,032)
                                                                                     |
ADD:                                                                                 |
  Net income.................................   3,348               1,689            |            382,471
  Elimination of predecessor equity accounts.    -                   -               |           375,561
                                              -------           ---------            |         ----------
                                                3,348               1,689            |            758,032
                                              -------           ---------            |         ----------
                                                                                     |
DEDUCT:                                                                              |
  Cumulative preferred stock dividend                                                |
   requirement...............................   3,149               1,552            |               -
  Capital stock expense......................    -                    262            |               -
                                              -------           ---------            |        ----------
                                                3,149               1,814            |               -
                                              -------           ---------            |         ----------
                                                                                     |
ACCUMULATED EARNINGS (DEFICIT) AT END                                                |
 OF PERIOD................................... $31,034           $    (125)           |         $     -
                                              =======           =========            |         ==========

See accompanying notes to financial statements.

                                  EL PASO ELECTRIC COMPANY
                                  STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)
                                       (IN THOUSANDS)

                                                                                                             |     PREDECESSOR
                                                                                    REORGANIZED COMPANY      |       COMPANY
                                                                                --------------------------   |     -----------
                                                                                    THREE     PERIOD FROM    |     PERIOD FROM
                                                                                   MONTHS     FEBRUARY 12    |      JANUARY 1
                                                                                   ENDED         TO          |          TO
                                                                                  MARCH 31,    MARCH 31,     |     FEBRUARY 11,
                                                                                    1997         1996        |         1996
                                                                                -----------    -----------   |     ------------
                                                                                                             |
CASH FLOWS FROM OPERATING ACTIVITIES:                                                                        |
  Net income..................................................................   $ 3,348       $ 1,689       |      $  382,471
  Adjustments to reconcile net income to net cash provided by                                                |
    operating activities:                                                                                    |
     Depreciation and amortization............................................    27,082        14,656       |           8,246
     Deferred income taxes and investment tax credit, net.....................     3,272         1,070       |          (3,116)
     Reorganization items, net of income tax benefit..........................         -             -       |        (122,251)
     Extraordinary loss on repurchase of debt, net of federal                                                |
       income tax benefit.....................................................     2,244             -       |               -
     Extraordinary gain on discharge of debt..................................         -             -       |        (264,273)
     Other operating activities...............................................       645           369       |            (805)
Change in:                                                                                                   |
     Accounts receivable......................................................     6,981         5,170       |           5,429
     Federal income tax receivable............................................    17,219             -       |                -
     Inventories..............................................................       503          (580)      |              90
     Prepayments and other....................................................    (2,454)          (14)      |              34
     Long-term contract receivable............................................       826           346       |             293
     Obligations subject to compromise........................................         -             -       |           9,430
     Accounts payable.........................................................   (10,875)       (5,636)      |          (6,859)
     Interest accrued.........................................................    (2,774)       12,253       |               -
     Revenues subject to refund...............................................         -             -       |           2,785
     Other current liabilities................................................       782         2,510       |             265
     Deferred charges and credits.............................................     3,721           405       |           1,994
                                                                                --------       -------       |     -----------
       NET CASH PROVIDED BY OPERATING ACTIVITIES..............................    50,520        32,238       |          13,733
                                                                                --------       -------       |     -----------
CASH FLOWS FROM INVESTING ACTIVITIES (NOTE A):                                                               |
  Additions to utility plant..................................................   (23,838)       (7,696)      |          (8,231)
  Investment in decommissioning trust fund....................................    (1,411)       (1,816)      |            (553)
  Other investing activities..................................................        19          (178)      |              55
                                                                                --------       -------       |     -----------
       NET CASH USED FOR INVESTING ACTIVITIES.................................   (25,230)       (9,690)      |          (8,729)
                                                                                --------       -------       |     -----------
CASH FLOWS FROM FINANCING ACTIVITIES (NOTE A):                                                               |
  Proceeds from issuance of preferred stock...................................         -             -       |          97,500
  Proceeds from issuance of long-term debt....................................         -             -       |         778,120
  Redemption of obligations subject to compromise.............................         -             -       |      (1,131,695)
  Repurchase of long-term debt................................................   (53,013)            -       |               -
  Principal payments on long-term note payable................................      (168)            -       |               -
  Proceeds from financing and capital lease obligations.......................     9,111           939       |          43,309
  Redemption of financing and capital lease obligations.......................    (6,006)            -       |               -
  Capital stock expense.......................................................         -          (262)      |               -
                                                                                --------       -------       |     -----------
     NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES.....................   (50,076)          677       |        (212,766)
                                                                                --------       -------       |     -----------
NET (DECREASE) INCREASE IN CASH AND TEMPORARY INVESTMENTS.....................   (24,786)       23,225       |        (207,762)
                                                                                                             |
CASH AND TEMPORARY INVESTMENTS AT BEGINNING OF PERIOD.........................    68,767        54,745       |         262,507
                                                                                --------       -------       |     -----------
CASH AND TEMPORARY INVESTMENTS AT END OF PERIOD...............................  $ 43,981       $77,970       |     $    54,745
                                                                                ========       =======       |     ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:                                                           |
  Cash (refunded) paid for:                                                                                  |
     Income taxes.............................................................  $(17,219)      $   353       |     $         -
     Interest.................................................................    21,999           511       |           8,580
     Reorganization items-professional fees and other.........................       155         1,990       |           2,279
                                                                                ========       =======       |     ===========

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

   These condensed financial statements should be read in conjunction with the financial statements and notes thereto in the Annual Report of El Paso Electric Company (the "Company") on Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K"). In the opinion of management of the Company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company at March 31, 1997, and the results of operations and cash flows for the three months ended March 31, 1997, for the period from February 12 to March 31, 1996 and for the period January 1 to February 11, 1996. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

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

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

   Reorganization items, net of income tax benefit, recorded by the Predecessor Company consisted of the following (In thousands):

                                                                              PERIOD FROM
                                                                               JANUARY 1
                                                                                  TO
                                                                               FEBRUARY 11,
                                                                                 1996
                                                                            --------------
        Adjustments of assets and liabilities to fair value.................  $(92,013)
        Rate Stipulation....................................................    71,579
        Provisions for settlement of claims.................................   (34,317)
        Deferred income tax benefit related to Reorganization...............   190,393
        Professional fees and other expenses................................   (14,348)
        Interest earned on accumulated cash resulting from
         Bankruptcy Case, net of income tax expense.........................       957
                                                                              --------
                                                                              $122,251
                                                                              ========

NON-CASH INVESTING AND FINANCING

  Non-cash investing and financing activities recorded by the Company consisted of the following (In thousands):

                                                                                 REORGANIZED COMPANY          |  PREDECESSOR COMPANY
                                                                        ------------------------------------  |  -------------------
                                                                                                              |
                                                                          THREE                               |
                                                                          MONTHS                 PERIOD FROM  |      PERIOD FROM
                                                                          ENDED                  FEBRUARY 12  |     JANUARY 1 TO
                                                                        MARCH 31,               TO MARCH 31,  |     FEBRUARY 11,
                                                                          1997                     1996       |        1996
                                                                        ---------               ------------  |     ------------
                                                                                                              |
Issuance of preferred stock for                                                                               |
  pay-in-kind dividend..............................................     $3,089                  $     -      |       $      -
                                                                                                              |
Issuance of restricted shares of Common Stock.......................         59                        -      |              -
                                                                                                              |
Reorganized Common Stock exchanged for Predecessor Common and                                                 |
  Preferred Stock...................................................          -                        -      |         45,000
                                                                                                              |
Reorganized Common Stock exchanged for settlement of obligations                                              |
  subject to compromise.............................................          -                        -      |        255,000
                                                                                                              |
Long-term debt exchanged for settlement of obligations subject                                                |
  to compromise.....................................................          -                        -      |        151,834
                                                                                                              |
Plant in service reacquired through incurring obligation                                                      |
  subject to compromise.............................................          -                        -      |        227,656

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

B.  RATE MATTERS

   For a full discussion on the Company's rate matters, see Note C of Notes to Financial Statements in the 1996 Form 10-K.

RECENT CHANGES IN UTILITY REGULATION

   General. The electric utility industry faces increasing pressure to become more competitive as legislative, regulatory, economic and technological changes occur. Federal legislation, as well as legislative and regulatory initiatives in various states, including Texas and New Mexico, encourages competition for electricity generation among electric utility and non-utility power producers. Together with increasing customer demand for lower-priced electricity and other energy services, these measures have accelerated the industry's movement toward more competitive pricing and cost structures. Such competitive pressures could require the Company to reduce its rates, result in the loss of customers and diminish the ability of the Company to fully recover both its investment in generation assets and the cost of operating these assets. This issue is particularly important to the Company because its rates are higher than national and regional averages. In the face of increased competition, there can be no assurance that such competition will not adversely affect the future operations, cash flows and financial condition of the Company, or that the Company will be able to sustain retail rates at the levels established by the Rate Stipulation during the Freeze Period.

   Of particular importance to the Company is the issue of ultimate recoverability of costs previously found by regulatory authorities to be reasonable and prudent, but which at the same time are higher than would be recovered under immediate, full competition (i.e., stranded costs). Across the industry, as well as at the state level, there is much discussion and debate on this issue. At this time, there appears to be no clear solution. At the federal level, the Federal Energy Regulatory Commission ("FERC") has announced, through a formal rulemaking, its intention to allow 100% recovery of all legitimate verifiable stranded costs attributable to FERC jurisdictional customers. Texas and New Mexico are engaged in various activities, at the regulatory and legislative level, which are attempting to address the issue of stranded cost recovery from customers subject to state jurisdiction.

   FERC. In April 1996, pursuant to its authority under Sections 205 and 206 of the Federal Power Act, the FERC issued its Order No. 888, Promoting Wholesale Competition Through Open Access Non-Discriminatory Transmission Services by Public Utilities; Recovery of Stranded Costs by Public Utilities and Transmitting Utilities (clarified in rehearing in Order No. 888A in March 1997) ("Order No. 888/888A"). Order No. 888/888A requires all public utilities owning, operating or controlling facilities used for transmitting electricity in interstate commerce to (i) file open access transmission tariffs containing minimum terms and conditions of non-discriminatory transmission service and (ii) take transmission service (including ancillary services) for their own new wholesale sales and purchases of electric energy under the open access tariffs. Additionally, Order No. 888/888A permits public utilities to seek recovery of legitimate, prudent and verifiable stranded costs and provides a mechanism for the recovery of such costs. Order No. 888/888A with respect to former

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

power customers and new municipally-owned entities becoming transmission-only customers as a result of obtaining open access transmission, Order No. 888/888A provides for recovery of stranded costs from the utility if the utility had a reasonable expectation of continuing to provide service to the departing customer. Order No. 888/888A established criteria under which stranded costs will be evaluated for wholesale contracts entered into prior to July 11, 1994, and for stranded costs resulting from the formation of new municipal utilities. Recovery of stranded costs under wholesale contracts entered into after July 10, 1994, will be governed by the terms of those contracts.

   In April 1996, the FERC also issued Order No. 889, Open Access Same-Time Information System (formerly Real-Time Information Networks) and Standards of Conduct (clarified in rehearing in Order No. 889A in March 1997) ("Order No. 889/889A"). Order No. 889/889A requires all public utilities owning, operating or controlling facilities used for transmitting electricity in interstate commerce to develop and maintain an Open Access Same-Time Information System that will give existing and potential transmission users access to transmission related information on a basis consistent with that available to a utility's employees engaged in the buying and selling of power. Order No. 889/889A further requires public utilities to separate their transmission and generation marketing functions and communications and adopt standards of conduct ensuring that all open access transmission customers are treated in a non-discriminatory manner.

   Texas. In February 1996, the Public Utility Commission of Texas (the "Texas Commission") adopted a rule governing intrastate wholesale transmission access, as required by Texas legislation passed in 1995. The Texas Commission does not have jurisdiction over the Company's wholesale transactions. However, the rule requires the Company to file its FERC-approved open access transmission tariffs with the Texas Commission to certify compliance with the Texas legislation.

   During 1996, pursuant to Texas legislation, the Texas Commission conducted projects to evaluate the (i) scope of competition in the electric industry in Texas and (ii) potential for stranded investment, procedures for allocating stranded costs and acceptable methods of stranded cost recovery. The Texas Commission's report consolidating the two projects was issued in January 1997. While it recommended a careful and deliberate approach to continued expansion of competition in the Texas electric market, ultimately leading to retail competition with certain safeguards, it also recommended against any legislation that would introduce broad based retail competition before 2000. The Texas Commission quantified the potential "excess of cost over market" ("ECOM") at both wholesale and retail levels under several scenarios. With respect to the Company's potential for stranded costs, the Texas Commission estimated no wholesale ECOM, and estimated retail ECOM ranging from a high of $1.3 billion to a low of $781 million, with an expected value of $1.1 billion, assuming full retail access in 1998. Although several pieces of legislation have been offered in the 1997 legislative session, the most recent bill offered in May of 1997 has been endorsed by the Public Utility Commission of Texas, the Association of Electric Companies of Texas and the Governor. This latest legislative proposal would provide for a 10% rate decrease for residential customers over three years and a securitization mechanism for each utility's stranded cost. The Company is supportive of the current proposal and will monitor the bill as it progresses through the legislative process.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

   New Mexico. The New Mexico Public Utility Commission (the "New Mexico Commission") initiated a notice of inquiry regarding competition and the restructuring of regulation of the electric industry in 1995. The New Mexico Commission received comments from numerous parties representing various interests and conducted workshops in an attempt to arrive at a consensus with respect to the need for regulatory change, the nature of such change and the timing/transition of any changes. No consensus was reached by the participants. With respect to stranded costs, the New Mexico Commission applied the same ECOM model that was developed for Texas. The Company's New Mexico ECOM calculation ranged from a high of $248 million to a low of $173 million. The Company also provided the New Mexico Commission with its calculation of stranded costs for New Mexico pursuant to FERC Order No. 888/888A, which equaled $364 million. The 1997 New Mexico legislative session adjourned without passing any significant legislation dealing with industry deregulation.

   In May 1997, in response to a motion by Public Service Company of New Mexico ("PNM"), the New Mexico Commission agreed to stay the currently pending rate cases of the Company and PNM in return for an agreement of all interested parties to reopen discussions to attempt a consensus resolution of all competition issues. At this time, however, the Company cannot predict the possibility of a consensus resolution or the contents of any such resolution.

C. COMMITMENTS AND CONTINGENCIES

   For a full discussion of commitments and contingencies, including environmental matters related to the Company, see Note J of Notes to Financial Statements in the 1996 Form 10-K. In addition, see Note E of Notes to Financial Statements in the 1996 Form 10-K regarding matters related to Palo Verde, including liability and insurance matters, decommissioning and operation of steam generators.

D. LITIGATION

   For a full discussion of litigation, see Note K of Notes to Financial Statements in the 1996 Form 10-K.

LITIGATION WITH CENTRAL AND SOUTH WEST CORPORATION

   In May 1993, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which the Company would have been acquired by Central and South West Corporation ("CSW"). In June 1995, CSW terminated the Merger Agreement. In response, the Company initiated litigation against CSW alleging, among other claims, breach of contract, and seeking an unspecified amount of damages, punitive damages, attorneys' fees and costs. In June 1995, CSW filed an adversary proceeding against the Company in the Bankruptcy Court seeking the recovery of termination fees of $25 million, approximately $3.7 million in attorneys' fees and expenses that CSW claims it advanced on behalf of the Company in certain regulatory proceedings, and $25 million for the alleged violation of the Merger Agreement's no-solicitation provisions. All

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

of the claims by both parties were tried in the Bankruptcy Court and in April 1997 the judge ruled in the Company's favor finding that CSW owes the Company $25 million in termination fees. Still pending is the Company's claim for approximately $18 million for reimbursement of interest expense paid to creditors which CSW agreed to pay under the Merger Agreement. Pursuant to the terms of the Reorganization, the first $20 million in proceeds to the Company from this litigation will be distributed to the holders of preferred stock and common stock of the Predecessor Company as of the Effective Date. Accordingly, unless the court awards a significant amount for reimbursement of interest expense, the Company will not realize a material financial benefit from the CSW litigation.

LITIGATION WITH LAS CRUCES

   The City of Las Cruces, New Mexico is attempting to replace the Company as its electric service provider by acquiring, through condemnation or otherwise, the distribution assets and other facilities used to provide electric service to customers in Las Cruces. Sales to customers in Las Cruces represented approximately 7.5% of the Company's operating revenues in the first quarter of 1997. Las Cruces has two actions pending against the Company, one seeking to recover franchise fees despite the expiration of the Company's Las Cruces franchise in March 1994 and one seeking a declaratory judgment that Las Cruces can proceed with a condemnation action against the Company. In addition, the New Mexico State Legislature has recently passed a bill that would allow Las Cruces to proceed with the condemnation.

   In the franchise fee action before the Federal District Court in New Mexico, Las Cruces is seeking the reasonable value of the Company's use, occupation and rental of Las Cruces' rights-of-way or damages for trespass and an unspecified amount of punitive damages. The Company has filed an answer denying that it has any liability or continuing payment obligation to Las Cruces regarding franchise fees or use of the Las Cruces' rights-of-way, and also denies that it has committed any trespass. The Company has also filed a counterclaim seeking to condemn, pursuant to statutory authority, those Las Cruces' rights-of-way currently used and occupied by the Company, and Las Cruces has responded contesting the Company's right to proceed with such a condemnation. In August 1996, the court severed the Company's counterclaim and stayed all proceedings related to the counterclaim until further order of the court. In April 1997, the Federal Magistrate granted the Company's motion for summary judgment on all trespass and punitive damage issues. The bench trial on the remaining claims is set for May 1997. The Company has reserved in its financial statements an amount equal to the franchise fees under the expired agreement.

   In April 1995, Las Cruces filed a complaint against the Company in the District Court for Dona Ana County, New Mexico, seeking a declaratory judgment that Las Cruces has a right of eminent domain to condemn the electric distribution system and related facilities owned and operated by the Company within and adjacent to the city limits that provide or assist in the provision of electricity within the municipal boundaries of Las Cruces. In May 1995, the Company removed the case to the United States District Court for the District of New Mexico. Following a trial on the merits, the Federal Magistrate granted the Company's motion to certify to the New Mexico Supreme

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

Court the question as to whether Las Cruces possesses the authority to condemn the Company's property for use as a municipal utility when that property is already devoted to public use. The New Mexico Supreme Court heard oral arguments in February 1997, but prior to issuing a ruling, the New Mexico legislature enacted a bill effective April 11, 1997 which gives Las Cruces the authority to acquire and operate the Company's distribution system within the city limits and a territory extending five miles beyond the municipal boundary. The New Mexico Supreme Court has subsequently requested that the parties submit to the Court briefs on the impact this new legislation will have on the case. The Company believes that the new legislation does not render the case moot and will request that the Court rule on the issues presented to it in the February 1997 hearing.

   If Las Cruces succeeds in its efforts to condemn the Company's distribution system, the Company could lose its Las Cruces customer base, although the Company would be entitled to receive "just compensation" as established by the court under New Mexico law. "Just compensation" is generally defined as the amount of money that would fairly compensate the party whose property is condemned. In the Company's case, this amount would be the difference between the value of the Company's entire system prior to the taking, as compared to the value of the entire system after the taking.

   Las Cruces has taken several actions to position itself to acquire portions of the Company's distribution system and certain related facilities. See Note C of Notes to Financial Statements in the 1996 Form 10-K for discussion regarding Las Cruces' filing with the FERC for determination of stranded cost. In August 1994, Southwestern Public Service Company ("SPS") and Las Cruces entered into a fifteen-year contract granting SPS the right to provide all of the electric power and energy required by Las Cruces during the term of the contract. In addition, Las Cruces sold approximately $73 million in revenue bonds in October 1995 to provide funding to finance the acquisition by condemnation or negotiated purchase of the Company's electrical distribution assets within and adjacent to the Las Cruces city limits.

   On April 16, 1997, Las Cruces announced its plan to build a substation and distribution lines to serve a new customer in an industrial park owned by Las Cruces. Las Cruces stated that SPS would construct, operate and maintain the new substation facility, and that the rates for this new customer would be significantly lower than the Company's current rates. The Las Cruces City Council has approved a contract with SPS to provide operation and maintenance services for the proposed Las Cruces electric distribution system, substations and associated transmission facilities. The Company believes that, under New Mexico law, SPS cannot participate in the construction or operation of this facility without first obtaining a Certificate of Convenience and Necessity ("CCN") from the New Mexico Commission, based on a finding by the Commission that the project is consistent with the public interest. In early May 1997, the Company filed a complaint with the New Mexico Commission alleging that SPS' participation in this project without first obtaining a CCN violates state law, and may also violate the Company's rights under the CCN previously granted to the Company, which gives it exclusive rights to serve customers in this area of the state. The Company cannot predict the ultimate outcome of this complaint.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

   The Company has filed a lawsuit in the Dona Ana County District Court and is pursuing a complaint simultaneously before the New Mexico Commission challenging the legality of the sale of the revenue bonds, and the New Mexico Commission is investigating the agreement between SPS and Las Cruces which would grant, in certain circumstances, Las Cruces an option to sell electric utility assets acquired through condemnation to SPS. In August 1996, the Dona Ana County District Court issued an opinion letter stating that Section 3-23-3 of the New Mexico Municipal Code is inapplicable to home rule municipalities and Las Cruces, therefore, was not required to acquire the New Mexico Commission's approval before issuing revenue bonds to acquire utility property. However, the Court did agree with the Company that the revenue bonds, in this case backed by utility revenues, are subject to the same requirements as those imposed on other revenue bonds backed by gross receipts tax revenues. Therefore, if the Court's finding on the applicability of Las Cruces' home rule authority is overturned on appeal, the Company's position that the issuance of the bonds required prior approval could be upheld. The Court's order was signed and entered in November 1996. The Company has filed an appeal with the New Mexico Court of Appeals.

   The Company continues to believe that it can provide lower cost electric service to customers in Las Cruces than can be achieved through a municipal takeover. Accordingly, the Company has stated its strong preference for a resolution of its differences with Las Cruces through negotiation rather than litigation and condemnation. Any such negotiated settlement could include an agreement by the Company to reduce its rates as part of an overall settlement of all issues in New Mexico. The Company intends to vigorously pursue before the FERC its right to recover stranded costs from Las Cruces in the event Las Cruces succeeds in leaving the system.

   The Company is unable to predict the outcome of Las Cruces' efforts to replace the Company as its electric service provider or the effects it may have on the Company's financial position, results of operations and cash flows. The Company does not believe it is probable that a loss has been incurred and, therefore, has made no provision in the accompanying financial statements related to these matters.

                      Independent Auditors' Review Report
                      -----------------------------------


The Shareholders and the Board of Directors
El Paso Electric Company:

We have reviewed the accompanying condensed balance sheet of El Paso Electric Company (the Company) as of March 31, 1997, the related condensed statements of operations, accumulated earnings (deficit), and cash flows for the three months ended March 31, 1997 and for the period from February 12, 1996 to March 31, 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of El Paso Electric Company as of December 31, 1996, and the related statements of operations, accumulated deficit, and cash flows for the period February 12, 1996 to December 31, 1996, and the period January 1, 1996 to February 11, 1996 (not presented herein); and in our report dated March 27, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1996 and in the condensed statements of operations, accumulated earnings (deficit), and cash flows for the period January 1, 1996 to February 11, 1996, is fairly presented, in all material respects, in relation to the financial statements from which it has been derived.

As discussed in Note A of Notes to Financial Statements, on February 12, 1996, the Company emerged from bankruptcy. The financial statements of the reorganized Company reflect assets at reorganization value and liabilities at fair value under fresh-start reporting as of February 12, 1996. As a result, the financial statements of the reorganized Company are presented on a different basis than those prior to the reorganization and, therefore, are not comparable in all respects.



                                         KPMG Peat Marwick LLP
El Paso, Texas
April 29, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The information contained in this Item 2 updates and should be read in conjunction with the information set forth in Part II, Item 7 in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K"). Capitalized terms used in this report and not defined herein have the meaning ascribed for such terms in the 1996 Form 10-K.

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

                     OPERATIONAL PROSPECTS AND CHALLENGES

       The electric utility industry faces increasing pressure to become more competitive as legislative, regulatory, economic and technological changes occur. Federal legislation, as well as legislative and regulatory initiatives in various states, including Texas and New Mexico, encourages competition in the Company's service area for electricity generation among electric utility and non-utility power producers. Together with increasing customer demand for lower-priced electricity and other energy services, these measures have accelerated the industry's movement toward more competitive pricing and cost structures. Such competitive pressures could require the Company to reduce its rates, result in the loss of customers and diminish the ability of the Company to fully recover both its investment in generation assets and the cost of operating these assets. This issue is particularly important to the Company because its rates are higher than national and regional averages. In the face of increased competition, there can be no assurance that such competition will not adversely affect the future operations, cash flows and financial condition of the Company, or that the Company will be able to sustain retail rates at the levels established by the Rate Stipulation during the Freeze Period.

       Although the Rate Stipulation provides a certain level of stability in the rates that the Company currently charges the majority of its customers, political and economic forces may create downward pressures on the Company's rates. Nonetheless, the Company intends to enhance its position during the Freeze Period by (i) serving the growing need for electricity within its retail service territory; (ii) continuing to focus on its strategic location on the border with Mexico; (iii) executing long-term contracts to provide electricity to its largest retail customers; and (iv) controlling and reducing operating costs.

       The Company faces a number of challenges which could negatively impact its operations during the Freeze Period. An important challenge is the risk of increased costs, including the risk of additional or unanticipated costs, at Palo Verde resulting from (i) increases in operation and maintenance expenses;
(ii) the
potential replacement of steam generators; (iii) an extended outage of any of the Palo Verde units; (iv) increases in estimates of decommissioning costs; (v) the storage of radioactive materials; and (vi) compliance with the various requirements and regulations governing commercial nuclear generating stations. There can be no assurance that the Company's revenues will be sufficient to recover any increased costs incurred during the Freeze Period, including any such increased costs in connection with Palo Verde or increases in other costs of operation, whether as a result of higher than anticipated levels of inflation, changes in tax laws or regulatory requirements, or other causes.

       In recent months, rapid escalation in fuel prices has increased concern over price levels for energy, including electricity. The Company's recovery of fuel expense is subject to challenges regarding reasonableness and prudence through periodic fuel reconciliation proceedings. During the period from January 1 through March 31, 1997, the Company billed to its customers approximately $4.2 million less than the actual cost of fuel used in its electric generating activities.

       Another risk to the Company's operations is the potential loss of customers. The Company's wholesale and large retail customers currently have, in varying degrees, and, in the future may have, alternate sources of economical power, including co-generation of electric power. If the Company loses a significant portion of its retail customer base or wholesale sales, the Company may not be able to replace such revenues through either the addition of new customers or an increase in rates to remaining customers. Las Cruces continues its efforts to replace the Company as its electric service provider. The New Mexico State Legislature has recently passed legislation which gives Las Cruces the legal authority to condemn the Company's distribution system and related assets located within its city limits. If Las Cruces succeeds in its efforts, the Company could lose its Las Cruces customer base, although the Company would be entitled to receive "just compensation" as established by the court.
Further, there are state and federal legislative initiatives related to deregulation which would provide the Company's customers an opportunity to choose an alternative power supplier. These initiatives could adversely affect the Company's revenues and financial condition.

       In recent years, the United States has closed a large number of military bases and there can be no assurance that Holloman Air Force Base ("Holloman"), White Sands Missile Range ("White Sands") or the United States Army Air Defense Center at Fort Bliss ("Ft. Bliss") will not be closed in the future or that the Company will not lose all or some of its military base sales. The Company's sales to the military bases represented approximately $4.9 million or 4% of operating revenues for the three months ended March 31, 1997. The Company signed a new contract with Ft. Bliss in August 1996, which provides that Ft. Bliss will take service from the Company through 1999, with the right thereafter to continue service on a year to year basis for two years. The Company has a contract for service to Holloman for a ten-year term beginning in December 1995. In August 1996, the Army advised the Company that White Sands would continue to purchase retail electric service from the Company pursuant to the retail service contract which was set to expire on December 31, 1993, but which had previously been unilaterally extended by the Army for an indefinite period, until written termination of such contract by the Army not less than one year in advance of the termination date.

       The Company does not currently have an agreement with New Mexico regulatory authorities or parties to past New Mexico regulatory proceedings comparable to the Rate Stipulation. Pursuant to an order from the New Mexico Commission, the Company filed data to support its current level of rates with the Commission in March 1997. Although the Company's filing demonstrates a revenue deficiency of approximately $8.6 million under current rates, the Company did not request a rate change to recover the deficiency. The New Mexico Commission may attempt to impose a rate reduction on the Company or, alternatively, in response to regulatory, political and competitive pressures, the Company may agree to a rate reduction as part of an overall settlement of all issues in New Mexico. The Company is unable at this time to predict with certainty the outcome of the proceeding currently pending before the New Mexico Commission.

       The Company filed an application to increase its 1997 New Mexico fixed fuel factor to $0.01949 from $0.01685. The New Mexico Commission Staff has contested that portion of the proposed fuel factor which covers the Company's 1997 forecasted fuel cost and recommended that the New Mexico Commission review the Company's fuel procurement practices. The Staff did not contest the Company's termination of the refund for the 1995 fixed fuel cost overcollection or the Company's collection of the underrecovery of fuel costs for 1996. The Commission is expected to take preliminary action on the Company's application as well as the Staff challenge to that application in May 1997. During the period from January 1 through March 31, 1997, the Company billed its New Mexico customers approximately $1.9 million less than the actual cost of fuel used in its electric generating activities.

       Finally, the electric utility industry in general is facing significant challenges and increased competition as a result of changes in federal provisions relating to third-party transmission services and independent power production, as well as potential changes in state regulatory provisions relating to wholesale and retail service. Both the Texas and New Mexico Commissions are conducting proceedings related to industry restructuring and stranded cost recovery. The Company cannot predict the outcome of these proceedings. The potential effects of deregulation are particularly important to the Company because its rates are higher than national and regional averages. In the face of increased competition, there can be no assurance that such competition will not adversely affect the level of rates permitted under the Rate Stipulation, future operations, cash flow and financial condition of the Company.

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

       The Company anticipates that internally generated funds will be sufficient to meet its construction requirements, provide for the retirement of debt at maturity and enable the Company to meet other contingencies that may exist, such as compliance with environmental regulation, pending litigation and any claims for indemnification. At March 31, 1997, the Company had approximately $44.0 million in cash and cash equivalents, out of which approximately $9.5 million of reorganization expenses are expected to be paid upon receipt of the Bankruptcy Court's final order for allowable professional fees related to the Company's bankruptcy proceedings. The Company also has a $100 million revolving credit facility, which provides up to $60 million for nuclear fuel purchases and up to $50 million (depending on the amount of borrowings outstanding for nuclear fuel purchases) for working capital needs. At March 31, 1997, approximately $50.5 million had been drawn for nuclear fuel purchases. No amounts have been drawn on this facility for working capital needs.

       The Company has substantial leverage and significant debt service obligations and, primarily due to the Rate Stipulation, does not expect to be able to raise its base rates in order to recover any future increases in non-fuel costs or to replace any lost revenues. As of March 31, 1997, the Company had total long-term indebtedness, excluding the short-term portion of financing and capital lease obligations, of approximately $998.5 million and redeemable preferred stock of $111.5 million. Long-term indebtedness as a percentage of total capitalization totaled approximately 69%.

       From June 1996 through May 1, 1997, the Company repurchased approximately $185.7 million of its first mortgage bonds which resulted in a $2.7 million net loss, net of federal income tax benefits, which represented the payment of premiums on debt repurchased and the recognition of unamortized issuance expenses on that debt. From time to time, based on prevailing market conditions, the Company intends to continue to use a portion of its available cash flow to reduce fixed obligations by making open market purchases of its first mortgage bonds.

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

                             RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

       OPERATING REVENUES

       Financial comparisons herein are based on the results for the Reorganized Company for the three months ended March 31, 1997 as compared to the combined results for the Reorganized Company for the period February 12, 1996 to March 31, 1996 and the Predecessor Company for the period January 1, 1996 to February 11, 1996.

       Operating revenues increased 8.8% to $135.9 million for the three month period ended March 31, 1997 compared to $124.9 million of combined operating revenues for the Reorganized and Predecessor Company for the same period in 1996. The increase was primarily due to increased fuel revenues.

       Base Revenues. Base revenues increased 1.2% to $103.7 million for the three month period ended March 31, 1997 compared to $102.4 million of base revenues for the same period in 1996 primarily due to an increase in Texas base rates associated with the implementation of the Rate Stipulation partially offset by decreased rates on sales to Comision Federal de Electricidad de Mexico ("CFE").

       KWH sales increased 3.1% for the three month period ended March 31, 1997 compared to the same period in 1996 due primarily to increased KWH sales to the CFE and Imperial Irrigation District.

                         KWH SALES
                    --------------------
                      1997       1996     INCREASE
                    ---------  ---------  --------
                       (IN THOUSANDS)

       Retail.....  1,271,729  1,251,433    1.6%
       Wholesale..    384,756    355,851    8.1%
                    ---------  ---------
         Total....  1,656,485  1,607,284    3.1%
                    =========  =========

       Fuel Revenues and Economy Sales. Regulations of the Texas and the New Mexico Commissions allow substantially all fuel and purchased and interchanged power costs to be passed through directly to customers. These costs are reflected in the Company's fuel revenues. Fuel revenues and economy sales increased 44.3% to $31.0 million for the three month period ended March 31, 1997 compared to $21.5 million of combined fuel revenues and economy sales for the same period in 1996 primarily due to increased cost of fuel.

       FUEL AND PURCHASED AND INTERCHANGED POWER EXPENSE

       Fuel and purchased and interchanged power expense increased 29.6% to $31.3 million for the three month period ended March 31, 1997, compared to $24.1 million for the combined expense for the same period in 1996. Such increase was primarily due to the increased cost of fuel used in Company-owned generation.

       The Company filed an application to increase its 1997 New Mexico fixed fuel factor to $0.01949 from $0.01685. The New Mexico Commission Staff has contested that portion of the proposed fuel factor which covers the Company's 1997 forecasted fuel cost and recommended that the New Mexico Commission review the Company's fuel procurement practices. The Staff did not contest the Company's termination of the refund for the 1995 fixed fuel cost overcollection or the Company's collection of the underrecovery of fuel costs for 1996. The New Mexico Commission is expected to take preliminary action on the Company's application as well as the Staff challenge to that application in May 1997.

       OPERATION AND MAINTENANCE EXPENSE

       Other operation and maintenance expense decreased 21.9% to $40.4 million for the three month period ended March 31, 1997 compared to $51.7 million for the combined other operation and maintenance expense for the same period in 1996 as a result of decreased Palo Verde costs of approximately $9.2 million. The reduction in Palo Verde costs consisted of approximately $8.7 million associated with lease accruals recorded in 1996, with no corresponding accrual in 1997 by the Reorganized Company as a result of the reacquisition of the leased portion of Palo Verde in the Reorganization.

       DEPRECIATION AND AMORTIZATION EXPENSE

       Depreciation expense increased $3.4 million to $21.9 million for the three month period ended March 31, 1997 compared to $18.5 million for the combined depreciation expense for the same period in 1996. The effect of an increase in depreciable plant following the reacquisition in the Reorganization of a portion of Palo Verde and the accelerated depreciation of a portion of such amounts over the period of the Rate Stipulation was partially offset by the decrease in the book value of depreciable plant from fresh-start adjustments.

       FEDERAL INCOME TAXES

       Federal income tax expense increased $5.1 million to $3.3 million for the three month period ended March 31, 1997 compared to $1.8 million for the combined federal income tax benefit for the same period in 1996 primarily due to changes in pretax income and certain differences in book and taxable income.

       OTHER TAXES

       Taxes other than federal income taxes decreased $1.9 million to $11.1 million for the three month period ended March 31, 1997 compared to $13.0 million for the combined taxes other than federal income taxes for the same period in 1996 primarily due to (i) a decrease in Arizona property tax resulting from a new state property tax law which reduced property taxes for the full year of 1996, but were recorded beginning in July 1996; (ii) a decrease in Arizona taxable property base resulting from depreciation; and (iii) the elimination of Arizona sales tax on lease payments due to the reacquisition of leased property in February 1996.

       REORGANIZATION ITEMS

       The $122.2 million benefit recorded by the Predecessor Company upon the emergence from bankruptcy consisted of deferred income tax benefits related to the Reorganization and the effects of the Rate Stipulation. These benefits were partially offset by (i) the adjustments of assets and liabilities to their fair market values; (ii) provisions for settlement of claims; and (iii) professional fees and other expenses. There were no comparable amounts in the three month period ended March 31, 1997.

       EXTRAORDINARY LOSS ON REPURCHASE OF DEBT, NET

       Extraordinary loss on repurchase of debt for the three month period ended March 31, 1997 which represented the payment of premiums on debt repurchased and the recognition of unamortized issuance expenses on that debt was $2.2 million, net federal income tax benefit of $1.2 million with no comparable amounts in the same period in 1996.

       EXTRAORDINARY GAIN ON DISCHARGE OF DEBT

       Extraordinary gain on discharge of debt for the Predecessor Company for the period January 1, 1996 to February 11, 1996 consisted of forgiven indebtedness primarily related to the extinguishment of Palo Verde lease obligations with no comparable amounts in the three month period ended March 31, 1997.

       NET INCOME

       The change in net income for the first three months of 1997 as compared to the same period in the prior year was primarily due to the extraordinary gain on discharge of debt and reorganization items related to the Company's emergence from bankruptcy recorded in 1996 with no comparable activity in 1997.

       EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

       SFAS No. 128, "Earnings per Share" ("SFAS No. 128"), establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. The Company has not performed an analysis to determine what effect SFAS No. 128 will have on its financial statements.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

       The Registrant hereby incorporates by reference the information set forth in Part I of this report under the caption "Litigation with Central and South West Corporation."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits: See Index to Exhibits incorporated herein by reference.

       (b) Reports on Form 8-K:

           None

                                  SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      EL PASO ELECTRIC COMPANY


                                  By: /s/ Gary R. Hedrick
                                      --------------------------------
                                      Gary R. Hedrick
                                      Vice President, Treasurer and
                                      Chief Financial Officer
                                      (Duly Authorized Officer and
                                      Principal Financial Officer)



Dated: May 13, 1997

                           EL PASO ELECTRIC COMPANY

                               INDEX TO EXHIBITS

Exhibit                                     Sequentially
Number             Exhibit                  Numbered Page
-------            -------                  -------------

11         Statement re Computation
           of Per Share Earnings

15         Letter re Unaudited Interim
           Financial Information

27         Financial Data Schedule (EDGAR
           filing only)