Form 10-Q
period 1997-06-30
EL PASO ELECTRIC CO /TX/
filed 1997-08-14
CIK 31978

===============================================================================

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                           -----------------------

(MARK ONE)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                      OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ______ TO ______

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

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.   YES [X]   NO [ ]

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTIONS 12, 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN
CONFIRMED BY A COURT.   YES [X]   NO [ ]

     AS OF AUGUST 8, 1997, THERE WERE 60,239,236 SHARES OF THE COMPANY'S NO PAR VALUE COMMON STOCK OUTSTANDING.

===============================================================================

                           EL PASO ELECTRIC COMPANY

                              INDEX TO FORM 10-Q
                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

           Balance Sheets - June 30, 1997 and December 31, 1996.........   1

           Statements of Operations - Three Months Ended June 30, 1997
           and 1996; Six Months Ended June 30, 1997, Period from
           February 12 to June 30, 1996 and Period from January 1 to
           February 11, 1996............................................   3

           Statements of Accumulated Earnings - Three Months Ended
           June 30, 1997 and 1996; Six Months Ended June 30, 1997,
           Period from February 12 to June 30, 1996 and Period from
           January 1 to February 11, 1996...............................   5

           Statements of Cash Flows - Six Months Ended June 30, 1997,
           Period from February 12 to June 30, 1996 and Period from
           January 1 to February 11, 1996...............................   7

           Notes to Financial Statements................................   8

           Report on Review by Independent Certified Public Accountants.  17

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................  18

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings.........................................  28

     Item 5.  Other Information.........................................  28

     Item 6.  Exhibits and Reports on Form 8-K..........................  29

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           EL PASO ELECTRIC COMPANY

                                BALANCE SHEETS


                 ASSETS                            JUNE 30,
             (IN THOUSANDS)                          1997      DECEMBER 31,
                                                  (UNAUDITED)       1996
                                                  -----------   ------------
UTILITY PLANT:
        Electric plant in service................. $1,516,360     $1,492,737
        Less accumulated depreciation and
         amortization.............................    121,625         77,976
                                                   ----------     ----------
                Net plant in service..............  1,394,735      1,414,761
        Construction work in progress.............     47,572         44,432
        Nuclear fuel; includes fuel in process
         of $4,423 and $5,084, respectively.......     70,348         60,014
        Less accumulated amortization.............     29,295         18,651
                                                   ----------     ----------
                Net nuclear fuel..................     41,053         41,363
                                                   ----------     ----------
                        Net utility plant.........  1,483,360      1,500,556
                                                   ----------     ----------

CURRENT ASSETS:
        Cash and temporary investments............     40,271         68,767
        Accounts receivable, principally trade,
         net of allowance for doubtful accounts
         of $6,039 and $6,161, respectively.......     59,205         57,587
        Litigation settlement receivable..........     15,000              -
        Federal income tax receivable.............      3,077         20,713
        Inventories, at cost......................     27,681         28,322
        Net undercollection of fuel revenues......      8,764          1,925
        Prepayments and other.....................      6,362          8,727
                                                   ----------     ----------
                        Total current assets......    160,360        186,041
                                                   ----------     ----------

LONG-TERM CONTRACT RECEIVABLE.....................     29,389         31,057
                                                   ----------     ----------

DEFERRED CHARGES AND OTHER ASSETS:
        Accumulated deferred income taxes, net....     62,057         73,884
        Decommissioning trust fund................     35,795         33,054
        Other.....................................     19,599         21,598
                                                   ----------     ----------
                        Total deferred charges
                         and other assets.........    117,451        128,536
                                                   ----------     ----------

                        TOTAL ASSETS.............. $1,790,560     $1,846,190
                                                   ==========     ==========

See accompanying notes to financial statements.

                           EL PASO ELECTRIC COMPANY


     CAPITALIZATION AND LIABILITIES                JUNE 30,
  (IN THOUSANDS EXCEPT FOR SHARE DATA)                1997      DECEMBER 31,
                                                  (UNAUDITED)       1996
                                                  -----------   ------------
CAPITALIZATION:
        Common stock, stated value $1 per
         share, 100,000,000 shares authorized,
         60,067,832 and 59,999,981 shares issued
         and outstanding; and 171,404
         and 180,000 restricted shares,
         respectively............................. $   60,239     $   60,180
        Capital in excess of stated value.........    241,120        240,768
        Unearned compensation-restricted stock
         awards...................................       (975)          (758)
        Accumulated earnings......................     43,614         30,835
        Net unrealized gain on marketable
         securities, less applicable
         income tax expense of $74 and $125,
         respectively.............................        138            232
                                                   ----------     ----------
            Common stock equity...................    344,136        331,257
        Preferred stock, cumulative, no par
         value, 2,000,000 shares authorized:
            Redemption required-1,146,914 and
             1,084,264 shares issued and
             outstanding, respectively; at
             liquidation preference...............    114,691        108,426
        Long-term debt............................    949,030      1,021,749
        Financing and capital lease obligations...     23,812         24,424
                                                   ----------     ----------
                 Total capitalization.............  1,431,669      1,485,856
                                                   ----------     ----------

CURRENT LIABILITIES:
        Current maturities of long-term,
         financing and capital lease obligations..     28,407         28,333
        Accounts payable, principally trade.......     25,059         37,215
        Taxes accrued other than federal income
         taxes....................................     18,297         21,296
        Interest accrued..........................     21,371         23,150
        Litigation fees and expenses payable......      7,500              -
        Other.....................................     16,284         15,000
                                                   ----------     ----------
                 Total current liabilities........    116,918        124,994
                                                   ----------     ----------

DEFERRED CREDITS AND OTHER LIABILITIES:
        Decommissioning...........................     92,231         89,544
        Accrued postretirement benefit liability..     75,376         71,313
        Accrued pension liability.................     34,319         34,550
        Other.....................................     40,047         39,933
                                                   ----------     ----------
                 Total deferred credits and other
                  liabilities.....................    241,973        235,340
                                                   ----------     ----------

COMMITMENTS AND CONTINGENCIES

                 TOTAL CAPITALIZATION AND
                  LIABILITIES..................... $1,790,560     $1,846,190
                                                   ==========     ==========


See accompanying notes to financial statements.

                           EL PASO ELECTRIC COMPANY
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS EXCEPT FOR SHARE DATA)

                                               THREE         THREE
                                               MONTHS        MONTHS
                                               ENDED         ENDED
                                              JUNE 30,      JUNE 30,
                                                1997          1996
                                             -----------   -----------
OPERATING REVENUES:
   Base revenues............................ $   113,304   $   116,941
   Fuel revenues and economy sales..........      29,780        26,506
   Other....................................       1,191           941
                                             -----------   -----------
                                                 144,275       144,388
                                             -----------   -----------
OPERATING EXPENSES:
   Operation:
      Fuel..................................      25,443        22,493
      Purchased and interchanged power......       5,214         6,816
                                             -----------   -----------
                                                  30,657        29,309
      Other.................................      31,189        30,485
   Maintenance..............................       9,410         8,737
   Depreciation and amortization............      22,098        22,407
   Taxes:
      Federal income tax expense............       5,904         4,666
      State income tax expense..............       1,533         1,968
      Other.................................      10,876        12,720
                                             -----------   -----------
                                                 111,667       110,292
                                             -----------   -----------
OPERATING INCOME............................      32,608        34,096
                                             -----------   -----------
OTHER INCOME (DEDUCTIONS):
   Litigation settlement, net...............       7,500             -
   Investment income........................       1,013         1,402
   Other, net...............................         155           (41)
   Federal income tax expense applicable
    to other income.........................      (3,222)         (517)
                                             -----------   -----------
                                                   5,446           844
                                             -----------   -----------
INCOME BEFORE INTEREST CHARGES..............      38,054        34,940
                                             -----------   -----------
INTEREST CHARGES (CREDITS):
   Interest on long-term debt...............      21,582        25,111
   Other interest...........................       1,766         1,751
   Interest capitalized and deferred........      (1,539)       (1,422)
                                             -----------   -----------
                                                  21,809        25,440
                                             -----------   -----------
INCOME BEFORE EXTRAORDINARY LOSS ON
 REPURCHASE OF DEBT.........................      16,245         9,500

EXTRAORDINARY LOSS ON REPURCHASE OF
 DEBT, NET OF FEDERAL TAX
 INCOME BENEFIT.............................        (427)            -
                                             -----------   -----------
NET INCOME..................................      15,818         9,500

PREFERRED STOCK DIVIDEND REQUIREMENTS.......       3,238         2,897
                                             -----------   -----------
NET INCOME APPLICABLE TO COMMON STOCK....... $    12,580   $     6,603
                                             ===========   ===========
NET INCOME PER COMMON SHARE:
   Income before extraordinary loss on
    repurchase of debt...................... $     0.215   $     0.110

   Extraordinary loss on repurchase of
    debt, net of federal income tax
    benefit.................................      (0.007)            -
                                             -----------   -----------
       Net income........................... $     0.208   $     0.110
                                             ===========   ===========
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES AND COMMON SHARE
 EQUIVALENTS OUTSTANDING....................  60,530,625    60,164,112
                                             ===========   ===========

See accompanying notes to financial statements.

                           EL PASO ELECTRIC COMPANY
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS EXCEPT FOR SHARE DATA)

                                                                      | PREDECESSOR
                                               REORGANIZED COMPANY    |   COMPANY
                                            ------------------------- | ------------
                                                SIX       PERIOD FROM | PERIOD FROM
                                              MONTHS      FEBRUARY 12 |  JANUARY 1
                                               ENDED          TO      |      TO
                                              JUNE 30,      JUNE 30,  |  FEBRUARY 11,
                                                1997          1996    |     1996
                                            -----------   ----------- | ------------
                                                                      |
OPERATING REVENUES:                                                   |
   Base revenues........................... $   216,958   $   174,701 | $     44,679
   Fuel revenues and economy sales.........      60,740        38,111 |        9,849
   Other...................................       2,434         1,483 |          421
                                            -----------   ----------- | ------------
                                                280,132       214,295 |       54,949
                                            -----------   ----------- | ------------
OPERATING EXPENSES:                                                   |
   Operation:                                                         |
      Fuel.................................      53,909        32,840 |       10,125
      Purchased and interchanged power.....       8,000         8,177 |        2,282
                                            -----------   ----------- | ------------
                                                 61,909        41,017 |       12,407
      Other................................      62,153        47,196 |       23,559
   Maintenance.............................      18,839        15,462 |        4,743
   Depreciation and amortization...........      44,003        34,369 |        6,577
                                                                      |
   Taxes:                                                             |
      Federal income tax expense (benefit).       8,885         5,267 |       (2,700)
      State income tax expense (benefit)...       1,772         2,458 |         (750)
      Other................................      21,950        19,683 |        6,024
                                            -----------   ----------- | ------------
                                                219,511       165,452 |       49,860
                                            -----------   ----------- | ------------
OPERATING INCOME...........................      60,621        48,843 |        5,089
                                            -----------   ----------- | ------------
OTHER INCOME (DEDUCTIONS):                                            |
   Litigation settlement, net..............       7,500             - |            -
   Investment income.......................       2,122         2,237 |            -
   Other, net..............................        (548)         (116)|           50
   Federal income tax expense                                         |
       applicable to other income..........      (3,554)         (814)|          (35)
                                            -----------   ----------- | ------------
                                                  5,520         1,307 |           15
                                            -----------   ----------- | ------------
INCOME BEFORE INTEREST CHARGES.............      66,141        50,150 |        5,104
                                            -----------   ----------- | ------------
INTEREST CHARGES (CREDITS):                                           |
   Interest on long-term debt..............      43,807        38,708 |            -
   Other interest..........................       3,386         2,569 |            -
   Interest during reorganization..........           -             - |        9,569
   Interest capitalized and deferred.......      (2,889)       (2,316)|         (412)
                                            -----------   ----------- | ------------
                                                 44,304        38,961 |        9,157
                                            -----------   ----------- | ------------
INCOME (LOSS) BEFORE REORGANIZATION                                   |
 ITEMS AND EXTRAORDINARY ITEMS.............      21,837        11,189 |       (4,053)
REORGANIZATION ITEMS, NET OF INCOME TAX                               |
 BENEFIT...................................           -             - |      122,251
                                            -----------   ----------- | ------------
INCOME BEFORE EXTRAORDINARY ITEMS..........      21,837        11,189 |      118,198
                                                                      |
EXTRAORDINARY ITEMS:                                                  |
   Extraordinary loss on repurchase of                                |
    debt, net of federal                                              |
    income tax benefit.....................      (2,671)            - |            -
   Extraordinary gain on discharge of debt.           -             - |      264,273
                                            -----------   ----------- | ------------
                                                 (2,671)            - |      264,273
                                            -----------   ----------- | ------------
                                                                      |
NET INCOME.................................      19,166        11,189 |      382,471
                                                                      |
PREFERRED STOCK DIVIDEND REQUIREMENTS......       6,387         4,449 |            -
                                            -----------   ----------- | ------------
                                                                      |
NET INCOME APPLICABLE TO COMMON STOCK...... $    12,779   $     6,740 | $    382,471
                                            ===========   =========== | ============
                                                                      |
NET INCOME PER COMMON SHARE:                                          |
  Income before extraordinary items........ $     0.255   $     0.112 | $      3.325
  Extraordinary loss on repurchase of debt,                           |
    net of federal income tax benefit......      (0.044)            - |            -
  Extraordinary gain on discharge of debt..           -             - |        7.435
                                            -----------   ----------- | ------------
    Net income............................. $     0.211   $     0.112 | $     10.760
                                            ===========   =========== | ============
                                                                      |
WEIGHTED AVERAGE NUMBER OF COMMON                                     |
 SHARES AND COMMON                                                    |
 SHARE EQUIVALENTS OUTSTANDING.............  60,545,886    60,120,226 |   35,544,330
                                            ===========   =========== | ============


See accompanying notes to financial statements.

                           EL PASO ELECTRIC COMPANY

                      STATEMENTS OF ACCUMULATED EARNINGS

                                  (UNAUDITED)

                                (IN THOUSANDS)


                                           THREE      THREE
                                           MONTHS    MONTHS
                                           ENDED      ENDED
                                          JUNE 30,  JUNE 30,
                                            1997      1996
                                          --------  ---------

ACCUMULATED EARNINGS (DEFICIT) AT
 BEGINNING OF PERIOD                      $31,034    $ (125)

ADD:
   Net income...........................   15,818     9,500
                                          -------    ------
                                           15,818     9,500
                                          -------    ------
DEDUCT:
   Cumulative preferred stock dividend
    requirement.........................    3,238     2,897

   Capital stock expense................     -          334
                                          -------    ------
                                            3,238     3,231
                                          -------    ------

ACCUMULATED EARNINGS AT END OF PERIOD...  $43,614    $6,144
                                          =======    ======


See accompanying notes to financial statements.

                           EL PASO ELECTRIC COMPANY

                      STATEMENTS OF ACCUMULATED EARNINGS

                                  (UNAUDITED)

                                (IN THOUSANDS)

                                                                                   |  PREDECESSOR
                                                            REORGANIZED COMPANY    |    COMPANY
                                                           ---------------------   |  -----------
                                                             SIX     PERIOD FROM   |  PERIOD FROM
                                                            MONTHS   FEBRUARY 12   |   JANUARY 1
                                                            ENDED        TO        |      TO
                                                           JUNE 30,   JUNE 30,     | FEBRUARY 11,
                                                             1997       1996       |     1996
                                                           --------  -----------   | -------------
                                                                                   |
ACCUMULATED EARNINGS (DEFICIT) AT BEGINNING OF PERIOD.....  $30,835      $     -   | $   (758,032)
                                                                                   |
ADD:                                                                               |
   Net income.............................................   19,166       11,189   |      382,471
   Elimination of predecessor equity accounts.............        -            -   |      375,561
                                                            -------      -------   | ------------
                                                             19,166       11,189   |      758,032
                                                            -------      -------   | ------------
DEDUCT:                                                                            |
   Cumulative preferred stock dividend requirement........    6,387        4,449   |            -
   Capital stock expense..................................        -          596   |            -
                                                            -------      -------   | ------------
                                                              6,387        5,045   |            -
                                                            -------      -------   | ------------
                                                                                   |
ACCUMULATED EARNINGS AT END OF PERIOD.....................  $43,614      $ 6,144   | $          -
                                                            =======      =======   | ============


See accompanying notes to financial statements.

                           EL PASO ELECTRIC COMPANY
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                                                |  PREDECESSOR
                                                                         REORGANIZED COMPANY    |    COMPANY
                                                                        ----------------------  |   ---------
                                                                          SIX       PERIOD FROM | PERIOD FROM
                                                                         MONTHS     FEBRUARY 12 |  JANUARY 1
                                                                         ENDED          TO      |     TO
                                                                        JUNE 30,     JUNE 30,   | FEBRUARY 11,
                                                                          1997          1996    |     1996
                                                                        --------      --------  |   ---------
                                                                                                |
CASH FLOWS FROM OPERATING ACTIVITIES:                                                           |
        Net income..................................................... $ 19,166      $ 11,189  |   $ 382,471
        Adjustments to reconcile net income to net cash                                         |
         provided by operating activities:                                                      |
                Depreciation and amortization..........................   55,336        42,247  |       8,246
                Deferred income taxes and investment tax credit,                                |
                  net..................................................   13,316         7,622  |      (3,116)
                Reorganization items, net of income tax benefit........        -             -  |    (122,251)
                Extraordinary loss on repurchase of                                             |
                 debt, net of federal income tax benefit...............    2,671             -  |           -
                Extraordinary gain on discharge of debt................        -             -  |    (264,273)
                Other operating activities.............................    1,215         1,071  |        (805)
        Change in:                                                                              |
                Accounts receivable....................................   (1,618)       (6,026) |       5,429
                Federal income tax receivable..........................   17,636             -  |           -
                Litigation settlement receivable, net..................   (7,500)            -  |           -
                Inventories............................................      641          (203) |          90
                Prepayments and other..................................    2,365        (1,502) |          34
                Long-term contract receivable..........................    1,668           996  |         293
                Obligations subject to compromise......................        -             -  |       9,430
                Accounts payable.......................................  (12,156)       (6,842) |      (6,859)
                Interest accrued.......................................   (1,779)       23,768  |           -
                Net under/overcollection of fuel revenues..............   (6,839)       (2,480) |         417
                Revenues subject to refund.............................        -             -  |       2,785
                Other current liabilities..............................   (1,639)       (3,457) |        (152)
                Deferred charges and credits...........................    6,382         2,303  |       1,994
                                                                        --------      --------  |   ---------
                        NET CASH PROVIDED BY OPERATING ACTIVITIES......   88,865        68,686  |      13,733
                                                                        --------      --------  |   ---------
                                                                                                |
CASH FLOWS FROM INVESTING ACTIVITIES (NOTE A):                                                  |
        Additions to utility plant.....................................  (38,126)      (22,983) |      (8,231)
        Investment in decommissioning trust fund.......................   (2,886)       (3,355) |        (553)
        Other investing activities.....................................      172          (266) |          55
                                                                        --------      --------  |   ---------
                        NET CASH USED FOR INVESTING ACTIVITIES.........  (40,840)      (26,604) |      (8,729)
                                                                        --------      --------  |   ---------
                                                                                                |
CASH FLOWS FROM FINANCING ACTIVITIES (NOTE A):                                                  |
        Repurchase of long-term debt...................................  (75,942)       (8,844) |           -
        Principal payments on long-term note payable...................     (188)            -  |           -
        Proceeds from financing and capital lease obligations..........   10,334         7,393  |      43,309
        Redemption of financing and capital lease obligations..........  (10,725)       (2,950) |           -
        Capital stock expense..........................................        -          (596) |           -
        Proceeds from issuance of preferred stock......................        -             -  |      97,500
        Proceeds from issuance of long-term debt.......................        -             -  |     778,120
        Redemption of obligations subject to compromise................        -             -  |  (1,131,695)
                                                                        --------      --------  |   ---------
                        NET CASH USED FOR FINANCING ACTIVITIES.........  (76,521)       (4,997) |    (212,766)
                                                                        --------      --------  |   ---------
                                                                                                |
NET (DECREASE) INCREASE IN CASH AND TEMPORARY INVESTMENTS..............  (28,496)       37,085  |    (207,762)
                                                                                                |
CASH AND TEMPORARY INVESTMENTS AT BEGINNING OF PERIOD..................   68,767        54,745  |     262,507
                                                                        --------      --------  |   ---------
CASH AND TEMPORARY INVESTMENTS AT END OF PERIOD........................ $ 40,271      $ 91,830  |   $  54,745
                                                                        ========      ========  |   =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:                                              |
        Cash (refunded) paid for:                                                               |
                Income taxes, net...................................... $(17,035)     $    353  |   $       -
                Interest...............................................   39,781        11,078  |       8,580
                Reorganization items - professional                                             |
                 fees and other........................................    2,370         4,191  |       2,279
                                                                        ========      ========  |   =========

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

    These condensed financial statements should be read in conjunction with the financial statements and notes thereto in the Annual Report of El Paso Electric Company (the "Company") on Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K"). Capitalized terms used in this report and not defined herein have the meaning ascribed for such terms in the 1996 Form 10-K. In the opinion of management of the Company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company at June 30, 1997, and the results of operations for the three months ended June 30, 1997 and 1996, and for the six months ended June 30, 1997 and for the period from February 12 to June 30, 1996 and for the period January 1 to February 11, 1996, and cash flows for the six months ended June 30, 1997 and for the period from February 12 to June 30, 1996 and for the period January 1 to February 11, 1996. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

    In connection with the Reorganization, the Company adopted fresh-start reporting in accordance with the requirements of Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). The application of SOP 90-7 resulted in the creation of a new reporting entity having no retained earnings or accumulated deficit. Accordingly, the financial statements of the Reorganized Company for post-bankruptcy periods, which reflect the application of fresh-start reporting, are not comparable to the financial statements of the Predecessor Company. A vertical line is shown in the financial statements to separate the Reorganized Company from the Predecessor Company since the financial statements have not been prepared on a consistent basis of accounting.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)

    Reorganization items, net of income tax benefit, recorded by the Predecessor Company consisted of the following (In thousands):

                                                                    PERIOD FROM
                                                                     JANUARY 1
                                                                         TO
                                                                    FEBRUARY 11,
                                                                        1996
                                                                    ------------
Adjustments of assets and liabilities to fair value...............    $(92,013)
Rate Stipulation..................................................      71,579
Provisions for settlement of claims...............................     (34,317)
Deferred income tax benefit related to Reorganization.............     190,393
Professional fees and other expenses..............................     (14,348)
Interest earned on accumulated cash resulting from
   Bankruptcy Case, net of income tax expense.....................         957
                                                                      --------
                                                                      $122,251
                                                                      ========

NON-CASH INVESTING AND FINANCING

  Non-cash investing and financing activities recorded by the Company consisted of the following (In thousands):

                                                                  |  PREDECESSOR
                                             REORGANIZED COMPANY  |    COMPANY
                                             -------------------- |  -----------
                                              SIX     PERIOD FROM |  PERIOD FROM
                                             MONTHS   FEBRUARY 12 |   JANUARY 1
                                              ENDED       TO      |      TO
                                             JUNE 30,   JUNE 30,  | FEBRUARY 11,
                                               1997       1996    |     1996
                                             -------- ----------- | ------------
                                                                  |
Issuance of Preferred Stock for                                   |
  pay-in-kind dividend......................   $6,265     $  -    |  $      -
Issuance of restricted shares of                                  |
  Common Stock..............................      411      948    |         -
Reorganized Common Stock exchanged                                |
  for Predecessor Common and                                      |
  Preferred Stock...........................        -        -    |    45,000
Reorganized Common Stock exchanged                                |
  for settlement of obligations subject                           |
  to compromise.............................        -        -    |   255,000
Long-term debt exchanged for settlement                           |
  of obligations subject to compromise......        -        -    |   151,834
Plant in service reacquired through                               |
  incurring obligation subject to                                 |
  compromise................................        -        -    |   227,656

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)

B.  RATE MATTERS

   For a full discussion of the Company's rate matters, see Note C of Notes to Financial Statements in the 1996 Form 10-K.

   General. The electric utility industry faces increasing pressure to become more competitive as legislative, regulatory, economic and technological changes occur. Federal regulation, as well as legislative and regulatory initiatives in various states, including Texas and New Mexico, encourages competition for electricity generation among electric utility and non-utility power producers. Together with increasing customer demand for lower-priced electricity and other energy services, these measures have accelerated the industry's movement toward more competitive pricing and cost structures. Such competitive pressures could require the Company to reduce its rates, result in the loss of customers and diminish the ability of the Company to fully recover both its investment in generation assets and the cost of operating these assets. This issue is particularly important to the Company because its rates are higher than national and regional averages. In the face of increased competition, there can be no assurance that such competition will not adversely affect the future operations, cash flows and financial condition of the Company, or that the Company will be able to sustain current retail rates.

   Of particular importance to the Company is the issue of the recoverability from customers of "stranded costs," or costs previously found by regulatory authorities to be reasonable and prudent, but which are higher than would be recovered under immediate, full competition. Throughout the industry, and at the federal and state levels, there is substantial discussion and debate on this issue, but no consensus solution has yet emerged. At the federal level, the Federal Energy Regulatory Commission ("FERC") has announced, through a formal rulemaking, its intention to allow 100% recovery of all legitimate verifiable stranded costs attributable to FERC jurisdictional customers. Regulatory initiatives in Texas and New Mexico are attempting to address the issue of stranded cost recovery within each jurisdiction. Although the issues of competition and stranded costs were considered in the Texas and New Mexico 1997 legislative sessions, no definitive action was taken in either state. The Texas Legislature is not expected to meet again until January 1999; the New Mexico Legislature reconvenes in January 1998.

   FERC. In April 1996, the FERC issued its Order No. 888, Promoting Wholesale Competition Through Open Access Non-Discriminatory Transmission Services by Public Utilities; Recovery of Stranded Costs by Public Utilities and Transmitting Utilities (clarified on rehearing in Order No. 888A in March 1997) (together, "Order No. 888/A"). Order No. 888/A requires all public utilities owning, operating or controlling facilities used for transmitting electricity in interstate commerce to (i) file open access transmission tariffs containing minimum terms and conditions of non-discriminatory transmission service and (ii) take transmission service (including ancillary services) for their own new wholesale sales and purchases of electric energy under the open access tariffs. Additionally, Order No. 888/A permits public utilities to seek recovery of legitimate, prudent and verifiable stranded costs and provides a mechanism for the recovery of such costs. With respect to existing wholesale power customers and new municipally-owned utilities becoming transmission-only customers as a result of obtaining open access transmission, Order No. 888/A provides for recovery of

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)

stranded costs if the utility had a reasonable expectation of continuing to provide service to the departing customer. Order No. 888/A establishes criteria under which stranded costs will be evaluated for wholesale contracts entered into prior to July 11, 1994, and for stranded costs resulting from the formation of new municipal utilities. Recovery of stranded costs under wholesale contracts entered into after July 10, 1994, will be governed by the terms of those contracts.

   In April 1996, the FERC also issued Order No. 889, Open Access Same-Time Information System (formerly Real-Time Information Networks) and Standards of Conduct (clarified on rehearing in Order No. 889A in March 1997) (together, "Order No. 889/A"). Order No. 889/A requires all public utilities owning, operating or controlling facilities used for transmitting electricity in interstate commerce to develop and maintain an Open Access Same-Time Information System that will give existing and potential transmission users access to transmission related information on a basis consistent with that available to a utility's employees engaged in the buying and selling of power. Order No. 889/A further requires public utilities to separate their transmission and generation marketing functions and communications and adopt standards of conduct ensuring that all open access transmission customers are treated in a non-discriminatory manner.

   In July 1996, the Company filed its open access transmission tariffs (Docket No. 0A96-200-000) in compliance with Order No. 888/A, covering network and point-to-point transmission services and the six specifically required ancillary services. Several parties, including the City of Las Cruces, other utilities and several wholesale power marketers intervened and filed protests to the Company's tariffs. Issues raised by the intervenors included rates and the terms and conditions of the Company's tariffs, including the treatment and costs related to certain facilities making access to the Comision Federal de Electricidad de Mexico ("CFE") more available to parties other than the Company. In February 1997, the Company entered into a stipulated agreement among the various parties settling all rate issues related to this proceeding. Under the settlement the Company will provide transmission service, to the extent transmission capacity is available, to any party for firm or interruptible service to the CFE until the earlier of the end of 1998 or the date the FERC rules on the previous complaint filed by Enron requesting service to Mexico. Intervenors in this proceeding have also raised certain issues relating to the criteria by which the Company will determine the amount of transmission capacity that is available for use by third parties desiring to use its transmission system. Pursuant to a procedural schedule adopted in July 1997, an evidentiary hearing on these issues is to be held before a FERC administrative law judge in January 1998.

   Texas. In 1996, the Public Utility Commission of Texas (the "Texas Commission") adopted a rule governing intrastate wholesale transmission access. Although the Texas Commission does not have jurisdiction over the Company's wholesale transactions, the rule requires the Company to file its FERC-approved open access transmission tariffs with the Texas Commission.

   During 1996, the Texas Commission conducted projects to evaluate the (i) scope of competition in the electric industry in Texas and (ii) potential for stranded investment, procedures for allocating stranded costs and acceptable methods of stranded cost recovery. The Texas Commission's report consolidating the two projects was issued in January 1997. While it recommended a careful and deliberate approach to continued expansion of competition in the Texas electric market, ultimately leading to retail competition with certain

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)

safeguards, it also recommended against any legislation that would introduce broad based retail competition before 2000. The Texas Commission quantified the Company's potential "excess of cost over market" ("ECOM") at Texas retail levels under several scenarios, and estimated retail ECOM ranging from a high of $1.3 billion to a low of $781 million, with an expected value of $1.1 billion, assuming full retail access in 1998. Although several pieces of legislation were offered, the 1997 Texas legislative session adjourned without passing any significant deregulation legislation. The Company expects a legislative initiative during the next session in January 1999, but cannot predict the result of any such initiative.

   New Mexico. The New Mexico Public Utility Commission (the "New Mexico Commission") initiated a notice of inquiry regarding competition and the restructuring of regulation of the electric industry in 1996. The New Mexico Commission received comments from numerous parties representing various interests and conducted workshops in an attempt to arrive at a consensus with respect to the need for regulatory change, the nature of such change and the timing/transition of any changes. No consensus has yet been reached by the participants, but, the New Mexico Commission has commenced a collaborative process with the assistance of mediators to attempt to reach consensus by September 15, 1997. With respect to the calculation of stranded costs, the New Mexico Commission utilized several methodologies, one of which was the same ECOM model that was developed for Texas. The New Mexico Commission's ECOM calculation ranged from a high of $248 million to a low of $173 million, but the Company's calculation of stranded costs for New Mexico pursuant to FERC Order No. 888/A, totals $364 million. Although the 1997 New Mexico legislative session adjourned without passing any significant legislation dealing with industry deregulation, the Company expects legislative initiatives in this area during the 1998 session.

   The New Mexico Commission in response to complaints filed by two customers docketed an investigation into the Company's current rates and ordered the Company to file data to support its current rates. In March 1997, the Company filed the data requested. The filing showed that the Company had a rate deficiency of approximately $8.6 million dollars, although the Company did not request a rate increase.

   In May 1997, in response to a motion by Public Service Company of New Mexico ("PNM") in the restructuring inquiry, the New Mexico Commission agreed to stay the Company's and PNM's pending rate cases in return for an agreement of all interested parties to reopen discussions using a mediated collaborative process to attempt a consensus resolution of all competition issues. The collaborative process is scheduled to terminate by September 15, 1997. If the collaborative process is not successful, the New Mexico Commission has ordered a resumption of the Company's rate case on October 1, 1997. At this time, however, the Company cannot predict the possibility of a consensus resolution or the contents of any such resolution.

   The Company filed an application to increase its 1997 New Mexico fixed fuel factor to $0.01949 per KWH from $0.01283. The New Mexico Commission Staff has contested that portion of the proposed fuel factor which covers the Company's 1997 forecasted fuel cost and recommended that the New Mexico Commission review the Company's fuel procurement practices. The Staff did not contest the Company's termination of the refund for the 1995 fixed fuel cost overcollection or the Company's collection of the underrecovery of fuel costs for 1996. The Staff subsequently recommended that the New Mexico Commission allow the Company's proposed fixed fuel factor to become effective on or before August 1, 1997 and docket a review of the Company's fuel procurement practice. On August 1, 1997 the New Mexico Commission allowed the Company's proposed fuel factor to become effective and ordered the Company to file testimony supporting continued use of its methodology and manner of collecting purchased power and fuel costs contained in its tariffs by October 31, 1997.

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

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)

D.  LITIGATION

   For a full discussion of litigation, see Note K of Notes to Financial Statements in the 1996 Form 10-K.

LITIGATION WITH CENTRAL AND SOUTH WEST CORPORATION

   In May 1993, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which the Company would have been acquired by Central and South West Corporation ("CSW"). In June 1995, CSW terminated the Merger Agreement. In response, the Company initiated litigation against CSW alleging, among other claims, breach of contract, and seeking an unspecified amount of damages, punitive damages, attorneys' fees and costs. CSW filed an adversary proceeding against the Company in the Bankruptcy Court seeking the recovery of termination fees of $25 million, approximately $3.7 million in attorneys' fees and expenses, and $25 million for an alleged violation of the Merger Agreement. All claims were tried in the Bankruptcy Court and in April 1997 the judge ruled in the Company's favor finding that CSW owed the Company $25 million in termination fees. Left pending was the Company's claim for approximately $18 million for reimbursement of interest expense paid to creditors, which CSW had agreed to pay under the Merger Agreement. The matter was settled by agreement of the parties in July 1997, with CSW agreeing to pay a total of $35 million. Pursuant to the terms of the Company's Fourth Amended Plan of Reorganization, the first $20 million in proceeds from this litigation was paid by CSW directly to the agent for the holders of the Predecessor Company's preferred stock and common stock as of February 12, 1996. The balance of $15 million was paid to the Company which, after the payment of fees and expenses, realized a pre-tax benefit of $7.5 million.

LITIGATION WITH LAS CRUCES

   The City of Las Cruces, New Mexico is attempting to replace the Company as its electric service provider by acquiring, through condemnation or otherwise, the distribution assets and other facilities used to provide electric service to customers in Las Cruces. Sales to customers in Las Cruces represented approximately 7% of the Company's operating revenues in the first half of 1997. Las Cruces filed two actions against the Company, one to recover franchise fees and one seeking a declaratory judgment that Las Cruces can proceed with a condemnation action against the Company. After the latter case was filed, the New Mexico legislature passed a bill in March 1997 which purports to authorize Las Cruces to proceed with the condemnation.

   Las Cruces filed the franchise fee action in federal district court in New Mexico in 1995, seeking the reasonable value of the Company's use, occupation and rental of Las Cruces' rights-of-way or damages for trespass and an unspecified amount of punitive damages. In June 1997, after disposing of various procedural and substantive issues and after a trial on the merits, the court rendered judgment in favor of Las Cruces, ordering the Company to pay $2.5 million in back franchise fees and judgment interest. The Company has reserved in its financial statements an amount equal to the franchise fees under the expired agreement and the related interest.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)

   In April 1995, Las Cruces filed a complaint against the Company in the District Court for Dona Ana County, New Mexico, seeking a declaratory judgment that Las Cruces has a right of eminent domain to condemn the electric distribution system and related facilities owned and operated by the Company within and adjacent to the city limits that provide or assist in the provision of electricity within the municipal boundaries of Las Cruces. In May 1995, the Company removed the case to federal district court in New Mexico. Following a trial on the merits, the Federal Magistrate granted the Company's motion to certify to the New Mexico Supreme Court the question as to whether Las Cruces possesses the authority to condemn the Company's property for use as a municipal utility when that property is already devoted to public use. The New Mexico Supreme Court heard oral arguments in February 1997, but prior to issuing a ruling, the New Mexico legislature enacted a bill which purports to give Las Cruces the authority to condemn the Company's distribution system within its city limits and a territory extending five miles beyond the municipal boundary. The New Mexico Supreme Court has subsequently requested that the parties submit to the court briefs on the impact this new legislation will have on the case. The Company believes that the new legislation does not render the case moot and has requested that the court rule on the issues presented to it in the February 1997 hearing.

   If Las Cruces succeeds in its efforts to condemn the Company's distribution system, the Company could lose its Las Cruces customer base, although the Company would be entitled to receive "just compensation" as established by the court under New Mexico law. "Just compensation" is generally defined as the amount of money that would fairly compensate the party whose property is condemned. In the Company's case, this amount would be the difference between the value of the Company's entire system prior to the taking, as compared to the value of the entire system after the taking. In any successful condemnation by Las Cruces, the Company also would be entitled to recover, pursuant to Order No. 888/A, the stranded cost associated with the loss of its distribution system as determined by the FERC, to the extent such cost is in excess of "just compensation."

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

   The Company filed a lawsuit in the Dona Ana County District Court and is pursuing a complaint simultaneously before the New Mexico Commission challenging the legality of the sale of the revenue bonds. In addition, the New Mexico Commission is investigating the agreement between SPS and Las Cruces which, under certain circumstances, would grant Las Cruces an option to sell electric utility assets acquired through condemnation to SPS. In August 1996, the Dona Ana County District Court issued an opinion letter stating that Section 3-23-3 of the New Mexico Municipal Code is inapplicable to home rule municipalities and Las Cruces, therefore, was not required to acquire the New Mexico Commission's approval before issuing revenue bonds to acquire utility property. However, the court did agree with the

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)


Company that the revenue bonds, in this case backed by utility revenues, are subject to the same requirements as those imposed on other revenue bonds backed by gross receipts tax revenues. Therefore, if the court's finding on the applicability of Las Cruces' home rule authority is overturned on appeal, the Company's position that the issuance of the bonds required prior approval could be upheld. The court's order was signed and entered in November 1996. The Company has filed an appeal with the New Mexico Court of Appeals. The City has requested an expedited ruling from the Court of Appeals. A final ruling by the Court of Appeals is subject to appeal to the New Mexico Supreme Court.

   In April 1997, Las Cruces announced its plan to build a substation and distribution lines to serve a new customer in a city-owned industrial park. Las Cruces stated that SPS would construct, operate and maintain the new substation facility, and that the rates for this new customer would be significantly lower than the Company's current rates. In that regard, Las Cruces has approved a contract with SPS to provide operation and maintenance services for the proposed Las Cruces electric distribution system, substations and associated transmission facilities. In May 1997, the Company filed a complaint with the New Mexico Commission alleging that the participation of SPS in this project without first obtaining a Certificate of Convenience and Necessity ("CCN") from the New Mexico Commission violates New Mexico law. In June 1997, the New Mexico Commission rejected the Company's complaint and ruled that SPS' participation in this project is part of an agency relationship with Las Cruces and, therefore, not subject to the New Mexico Commission's jurisdiction.

   Las Cruces previously filed a request at the FERC for a determination that Las Cruces would have no stranded cost obligation to the Company in the event the city leaves the Company's system and operates its own municipal utility.
The Company calculated Las Cruces' stranded cost obligation to be approximately $234 million. In August 1997, the FERC issued an order providing for the conduct of evidentiary hearings on the following stranded cost issues: (i) whether the Company has met the reasonable expectation standard so as to justify recovery of stranded costs from Las Cruces; and (ii) if so, the amount of stranded costs that the Company may recover from Las Cruces. An administrative law judge is scheduled to convene a conference on August 13, 1997 for the purpose of establishing a procedural schedule for the submission of testimony in connection with the evidentiary hearing.

   In December 1996, SPS filed a request at the FERC for an order finding that its application to the Company for point-to-point transmission service to deliver electricity to Las Cruces was in conformance with FERC requirements. In July 1997, the FERC granted that request and ordered the Company to respond to SPS's request for firm point-to-point transmission service under the Company's open access transmission tariff within 30 days of the date of that order.

   The Company continues to believe that it can provide lower cost electric service to customers in Las Cruces than can be achieved through a municipal takeover. Accordingly, the Company has stated its strong preference for a resolution of its differences with Las Cruces through negotiation rather than litigation and condemnation. Any negotiated settlement in New Mexico could include an agreement by the Company to reduce its rates as part of an overall settlement of all issues in New Mexico, which could create increased political and economic pressure on the Company to reduce rates in Texas.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)

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

                      Independent Auditors' Review Report
                      -----------------------------------



The Shareholders and the Board of Directors
El Paso Electric Company:

We have reviewed the accompanying condensed balance sheet of El Paso Electric Company (the Company) as of June 30, 1997, the related condensed statements of operations and accumulated earnings for the three months ended June 30, 1997 and 1996, for the six months ended June 30, 1997, and for the period from February 12, 1996 to June 30, 1996, and the related condensed statements of cash flows for the six months ended June 30, 1997 and for the period from February 12, 1996 to June 30, 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of El Paso Electric Company as of December 31, 1996, and the related statements of operations, accumulated earnings (deficit), and cash flows for the period February 12, 1996 to December 31, 1996, and the period January 1, 1996 to February 11, 1996 (not presented herein); and in our report dated March 27, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1996 and in the condensed statements of operations, accumulated earnings (deficit), and cash flows for the period January 1, 1996 to February 11, 1996, is fairly presented, in all material respects, in relation to the financial statements from which it has been derived.

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

El Paso, Texas
July 23, 1997

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

         Statements in this document, other than statements of historical information, are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). Such forward-looking statements, as well as other oral and written forward-looking statements made by or on behalf of the Company from time to time, including statements contained in the Company's filings with the Securities and Exchange Commission and its reports to stockholders, involve known and unknown risks and other factors which may cause the Company's actual results in future periods to differ materially from those expressed in any forward-looking statements. Any such statement is qualified by reference to the risks and factors discussed below under the headings "Operational and Regulatory Prospects and Challenges" and "Liquidity and Capital Resources" and in the Company's filings with the Securities and Exchange Commission, which are available from the Securities and Exchange Commission or which may be obtained upon request from the Company. The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

              OPERATIONAL AND REGULATORY PROSPECTS AND CHALLENGES

OPERATIONAL

         The electric utility industry faces increasing pressure to become more competitive as legislative, regulatory, economic and technological changes occur. Federal regulation, as well as legislative and regulatory initiatives in various states, including Texas and New Mexico, encourages competition in the Company's service area for electricity generation among electric utility and non-utility power producers. Together with increasing customer demand for lower-priced electricity and other energy services, these measures have accelerated the industry's movement toward more competitive pricing and cost structures. Such competitive pressures could require the Company to reduce its rates, result in the loss of customers and diminish the ability of the Company to fully recover both its investment in generation assets and the cost of operating these assets. This issue is particularly important to the Company because its rates are higher than national and regional averages. In the face of increased competition, there can be no assurance that such competition will not adversely affect the future operations, cash flows and financial condition of the Company, or that the Company will be able to sustain current retail rates.

         Although the Rate Stipulation provides a certain level of stability in the rates that the Company currently charges the majority of its customers, political and economic forces may create downward pressures on the Company's rates. Any negotiated settlement in New Mexico could include an agreement by the Company to reduce its rates as part of an overall settlement of all issues in New Mexico, which could create increased political and economic pressure on the Company to reduce rates in Texas. Nonetheless, the Company intends to enhance its position during the Freeze Period by (i) serving the growing need for electricity within its retail service territory; (ii) continuing to focus on its strategic location on the border with Mexico; (iii) executing long-term contracts to provide electricity to its largest retail customers; and (iv) controlling and reducing operating costs.

         The Company faces a number of challenges which could negatively impact its operations during the Freeze Period. An important challenge is the risk of increased costs, including the risk of additional or unanticipated costs at Palo Verde resulting from (i) increases in operation and maintenance expenses; (ii) the potential replacement of steam generators; (iii) an extended outage of any of the Palo Verde units; (iv) increases in estimates of decommissioning costs; (v) the storage of radioactive materials; and (vi) compliance with the various requirements and regulations governing commercial nuclear generating stations. There can be no assurance that the Company's revenues will be sufficient to recover any increased costs incurred during the Freeze Period, including any such increased costs in connection with Palo Verde or increases in other costs of operation, whether as a result of higher than anticipated levels of inflation, changes in tax laws or regulatory requirements, or other causes.

         Another risk to the Company's operations is the potential loss of customers. The Company's wholesale and large retail customers currently have, in varying degrees, and, in the future may have, alternate sources of economical power, including co-generation of electric power. If the Company loses a significant portion of its retail customer base or wholesale sales, the Company may not be able to replace such revenues through either the addition of new customers or an increase in rates to remaining customers. Las Cruces continues its efforts to replace the Company as its electric service provider. The New Mexico legislature has recently passed legislation which gives Las Cruces the authority to condemn the Company's distribution system and related assets located within its city limits and a territory extending five miles beyond the municipal boundary. If Las Cruces succeeds in its efforts to condemn the Company's distribution system, the Company could lose its Las Cruces customer base, although the Company would be entitled to receive "just compensation" as established by the court under New Mexico law and may be entitled to stranded cost recovery from the FERC. In the Company's case, this amount would be the difference between the value of the Company's entire system prior to the taking, as compared to the value of the entire system after the taking. In any successful condemnation by Las Cruces, the Company also would be eligible to receive, pursuant to Order No. 888/A, the stranded cost associated with the loss of its distribution system to the extent such cost is in excess of "just compensation."

         Additionally, Texas-New Mexico Power Company ("TNP") has filed an application to obtain a CCN from the New Mexico Commission to serve customers within the Company's New Mexico service territory near the New Mexico, Texas and Mexico borders. The Company has intervened in the proceeding, challenging TNP's CCN application. Hearings on the application are scheduled to commence in September 1997. If TNP's application is approved, the Company might lose the ability to serve the future anticipated retail growth in the area. Further, there are state and federal legislative initiatives related to deregulation which would provide the Company's customers an opportunity to choose an alternative power supplier. These initiatives could adversely affect the Company's revenues and financial condition.

         In recent years, the United States has closed a large number of military bases and there can be no assurance that Holloman Air Force Base ("Holloman"), White Sands Missile Range ("White Sands") or the United States Army Air Defense Center at Fort Bliss ("Ft. Bliss") will not be closed in the future or that the Company will not lose all or some of its military base sales. The Company's sales to the military bases represented approximately $10.0 million or 4% of operating revenues for the six months ended June 30, 1997. The Company signed a new contract with Ft. Bliss in August 1996, which provides that Ft. Bliss will take service from the Company through 1999, with the right thereafter to continue service for two years on a year to year basis. The Company has a contract for service to Holloman for a ten-year term beginning in December 1995. In August 1996, the Army advised the Company that White Sands would continue to purchase retail electric service from the Company until written termination of such contract by the Army not less than one year in advance of the termination date.

REGULATORY

         Seasonal volatility in fuel prices may increase concern among the Company's customers and regulators over price levels for energy, including electricity. The Company's recovery of fuel expense is subject to challenges regarding reasonableness and prudence through periodic fuel reconciliation proceedings. During the period from January 1 through June 30, 1997, the Company billed to its Texas and New Mexico customers approximately $3.6 million and $2.9 million, respectively, less than the actual cost of fuel used in its electric generating activities. As of June 30, 1997, the Company had a net undercollected balance of approximately $8.8 million which consists of $4.9 million in New Mexico and $4.4 million in Texas and an overcollected balance from FERC jurisdictional customers of $0.5 million. The Company is also entitled to a reward of approximately $0.6 million in its Texas jurisdiction (related to the performance of Palo Verde) which is not reflected in the Company's financial statements.

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

         The Company filed an application to increase its 1997 New Mexico fixed fuel factor to $0.01949 per KWH from $0.01283. The New Mexico Commission Staff has contested that portion of the proposed fuel factor which covers the Company's 1997 forecasted fuel cost and recommended that the New Mexico Commission review the Company's fuel procurement practices. The Staff did not contest the Company's termination of the refund for the 1995 fixed fuel cost overcollection or the Company's collection of the underrecovery of fuel costs for 1996. On August 1, 1997, the New Mexico Commission ordered the implementation of the Company's new fuel factor and ordered the Company to file testimony and evidence to support its continued use of its methodology and manner of collecting purchased power and fuel costs contained in its tariffs by October 31, 1997.

         Finally, the electric utility industry in general is facing significant challenges and increased competition as a result of changes in federal provisions relating to third-party transmission services and independent power production, as well as potential changes in state law and regulatory provisions relating to wholesale and retail service. Both the Texas and New Mexico Commissions are conducting proceedings related to industry restructuring and stranded cost recovery. The Company cannot predict the outcome of these proceedings. The potential effects of deregulation are particularly important to the Company because its rates are higher than national and regional averages. In the face of increased competition, there can be no assurance that such competition will not adversely affect the level of current retail rates or future operations, cash flow and financial condition of the Company.

                        LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal liquidity requirements through the end of the decade are expected to consist of the payment of interest on the Company's indebtedness and capital expenditures related to the Company's generating facilities and transmission and distribution systems. Even with possible rate decreases, the Company expects that cash flows from operations will be sufficient for such purposes.

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

         The Company anticipates that internally generated funds will be sufficient to meet its construction requirements, provide for the retirement of debt at maturity and enable the Company to meet other contingencies that may exist, such as compliance with environmental regulation, pending litigation and any claims for indemnification. At June 30, 1997, the Company had approximately $40.3 million in cash and cash equivalents, out of which approximately $6.6 million of reorganization expenses are expected to be paid upon receipt of the Bankruptcy Court's final order for allowable professional fees related to the Company's bankruptcy proceedings. The Company also has a $100 million revolving credit facility, which provides up to $60 million for nuclear fuel purchases and up to $50 million (depending on the amount of borrowings outstanding for nuclear fuel purchases) for working capital needs. At June 30, 1997, approximately $46.9 million had been drawn for nuclear fuel purchases. No amounts have been drawn on this facility for working capital needs.

         The Company has substantial leverage and significant debt service obligations and, primarily due to the Rate Stipulation, does not expect to be able to raise its base rates in order to recover any future increases in non-fuel costs or to replace any lost revenues. As of June 30, 1997, the Company had total long-term indebtedness, excluding the short-term portion of financing and capital lease obligations, of approximately $973 million and redeemable preferred stock of $114.7 million. Long-term indebtedness as a percentage of capitalization was approximately 68%.

         From June 1996 through July 11, 1997, the Company repurchased approximately $193.1 million of its first mortgage bonds resulting in a $2.9 million loss, net of federal income tax benefits, which represented the payment of premiums on debt repurchased and the recognition of unamortized issuance expenses on that debt. As a result of these repurchases, the Company has reduced its annual interest expense by approximately $15.2 million. The Company continues to believe that reduction of debt is a significant component of long-term value creation. Accordingly, the Company will regularly evaluate market conditions and, when appropriate, use a portion of its available cash flow to reduce its fixed obligations through open market purchases of first mortgage bonds.

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


                             RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

         Financial comparisons herein are based on the results for the three months ended June 30, 1997 as compared to the results for the three months ended June 30, 1996.

         OPERATING REVENUES

         Operating revenues decreased 0.1% to $144.3 million for the three month period ended June 30, 1997 compared to $144.4 million for the same period in 1996. The decrease in revenues was primarily due to lower rates on sales to CFE and was partially offset by increased fuel revenues.

         Base Revenues. Base revenues decreased 3.1% to $113.3 million for the three month period ended June 30, 1997 compared to $116.9 million for the same period in 1996 primarily due to lower rates on sales to CFE.

         KWH sales increased 1.1% for the three month period ended June 30, 1997 compared to the same period in 1996 due primarily to increased KWH sales to CFE and to the Imperial Irrigation District.

                                  KWH SALES
                            ---------------------    INCREASE
                              1997       1996       (DECREASE)
                            ---------   ---------   ----------
                                (IN THOUSANDS)
           Retail.........  1,436,610   1,446,111    (0.7)%
           Wholesale......    498,387     467,194     6.7%
                            ---------   ---------
               Total......  1,934,997   1,913,305     1.1%
                            =========   =========

         Fuel Revenues and Economy Sales. Regulations of the Texas and the New Mexico Commissions allow substantially all fuel and purchased and interchanged power costs to be passed through directly to customers through periodic surcharges and refunds, subject to a determination that those costs were reasonable in amount and prudently incurred. Accordingly, these costs are reflected in the Company's fuel revenues but may be subsequently adjusted to reflect the results of regulatory review. Fuel revenues and economy sales increased 12.4% to $29.8 million for the three month period ended June 30, 1997 compared to $26.5 million of fuel revenues and economy sales for the same period in 1996 primarily due to increased cost of fuel.

         The Company achieved a new record system peak of 1,442 MW (megawatts) on July 2, 1997, which was a 4% increase over the 1996 record system peak of 1,387 MW. The Company also recorded a native system peak demand of 1,112 MW on July 2, 1997, a 0.6% increase from the previous record of 1,105 MW set in 1996.

         FUEL AND PURCHASED AND INTERCHANGED POWER EXPENSE

         Fuel and purchased and interchanged power expense increased 4.6% to $30.7 million for the three month period ended June 30, 1997, compared to $29.3 million for the same period in 1996 primarily due to the increased cost of fuel used in Company-owned generation. This increase was partially offset by lower volumes of higher cost purchased power in 1997, which reflects fewer and shorter refueling and maintenance outages at Palo Verde compared to 1996.

         The Company filed an application to increase its 1997 New Mexico fixed fuel factor to $0.01949 per KWH from $0.01283. The New Mexico Commission Staff has contested that portion of the proposed fuel factor which covers the Company's 1997 forecasted fuel cost and recommended that the New Mexico Commission review the Company's fuel procurement practices. The Staff did not contest the Company's termination of the refund for the 1995 fixed fuel cost overcollection or the Company's collection of the underrecovery of fuel costs for 1996. The Staff subsequently recommended that the New Mexico Commission allow the Company's proposed fixed fuel factor to become effective on or before August 1, 1997 and docket a review of the Company's fuel procurement practice. On August 1, 1997 the New Mexico Commission allowed the Company's proposed fuel factor to become effective and ordered the Company to file testimony supporting continued use of its methodology and manner of collecting purchased power and fuel costs contained in its tariffs by October 31, 1997.

         OPERATION AND MAINTENANCE EXPENSE

         Other operation and maintenance expense increased 3.5% to $40.6 million for the three month period ended June 30, 1997 compared to $39.2 million for the same period in 1996 primarily due to (i) increased maintenance at Company-owned plants of approximately $1.5 million; and (ii) increased outside services of approximately $0.8 million. These increases were partially offset by decreased property insurance due to the receipt of a damage claim of approximately $0.8 million in 1997 with no comparable amount in 1996.

         FEDERAL INCOME TAXES

         Federal income tax expense increased $3.9 million to $9.1 million for the three month period ended June 30, 1997 compared to $5.2 million for the same period in 1996 primarily due to changes in pretax income including the CSW litigation settlement, which is discussed in more detail below, and certain differences in book and taxable income.

         OTHER TAXES

         Taxes other than federal income taxes decreased $1.8 million to $10.9 million for the three month period ended June 30, 1997 compared to $12.7 million for the same period in 1996 primarily due to (i) a decrease in Arizona property tax resulting from a new state property tax law which reduced total annual property taxes for 1996 and forward, but were recorded beginning in July 1996 and (ii) a decrease in Arizona taxable property base resulting from depreciation.

         LITIGATION SETTLEMENT

         The Company recorded a pretax gain, net of legal fees and expenses, of approximately $7.5 million from the settlement of litigation between the Company and CSW. CSW has agreed to pay $35 million to settle all claims by the Company in connection with the Company's failed merger with CSW.

Pursuant to the terms of the Company's Fourth Amended Plan of Reorganization, the first $20 million in proceeds from this litigation was paid by CSW directly to the agent for the record holders of the Predecessor Company's preferred stock and common stock as of February 12, 1996.

         INTEREST CHARGES

         Interest charges decreased 14.3% to $21.8 million for the three month period ended June 30, 1997 compared to $25.4 million for the same period in 1996 primarily because of a reduction of interest bearing debt as a result of open market repurchases of the Company's first mortgage bonds.

         EXTRAORDINARY LOSS ON REPURCHASE OF DEBT, NET

         Extraordinary loss on repurchase of debt for the three month period ended June 30, 1997 which represented the payment of premiums on debt repurchased and the recognition of unamortized issuance expenses on that debt of $0.4 million, net of federal income tax benefit of $0.2 million, with no comparable amounts in the same period in 1996.

         NET INCOME

         The change in net income for the three months ended June 30, 1997 as compared to the same period in the prior year was primarily due to a gain, net of tax and legal fees and expenses, of approximately $4.6 million from the settlement of litigation between the Company and CSW.


                             RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

         Financial comparisons herein are based on the results for the six months ended June 30, 1997 as compared to the combined results for the Reorganized Company for the period February 12, 1996 to June 30, 1996 and the Predecessor Company for the period January 1, 1996 to February 11, 1996.

         OPERATING REVENUES

         Operating revenues increased 4.0% to $280.1 million for the six month period ended June 30, 1997 compared to $269.2 million of combined operating revenues for the Reorganized and Predecessor Company for the same period in 1996. The increase was primarily due to increased fuel revenues.

         Base Revenues. Base revenues decreased 1.1% to $217.0 million for the six month period ended June 30, 1997 compared to $219.4 million of base revenues for the same period in 1996 primarily due to decreased rates on sales to CFE partially offset by an increase in Texas base rates associated with the implementation of the Rate Stipulation.

         KWH sales increased 2.0% for the six month period ended June 30, 1997 compared to the same period in 1996 due primarily to increased KWH sales to the CFE and to the Imperial Irrigation District.

                                  KWH SALES
                            ---------------------
                              1997       1996       INCREASE
                            ---------   ---------   --------
                                (IN THOUSANDS)
             Retail........ 2,708,339   2,697,544     0.4%
             Wholesale.....   883,143     823,045     7.3%
                            ---------   ---------
                Total...... 3,591,482   3,520,589     2.0%
                            =========   =========

         Fuel Revenues and Economy Sales. Regulations of the Texas and the New Mexico Commissions allow substantially all fuel and purchased and interchanged power costs to be passed through directly to customers through periodic surcharges and refunds, subject to a determination that those costs were reasonable in amount and prudently incurred. Accordingly, these costs are reflected in the Company's fuel revenues but may be subsequently adjusted to reflect the results of regulatory review. Fuel revenues and economy sales increased 26.6% to $60.7 million for the six month period ended June 30, 1997 compared to $48.0 million of combined fuel revenues and economy sales for the same period in 1996 primarily due to increased cost of fuel.

         The Company achieved a new record system peak of 1,442 MW (megawatts) on July 2, 1997, which was a 4% increase over the 1996 record system peak of 1,387 MW. The Company also recorded a native system peak demand of 1,112 MW on July 2, 1997, a 0.6% increase from the previous record of 1,105 MW set in 1996.

         FUEL AND PURCHASED AND INTERCHANGED POWER EXPENSE

         Fuel and purchased and interchanged power expense increased 15.9% to $61.9 million for the six month period ended June 30, 1997, compared to $53.4 million for the combined expense for the same period in 1996. Such increase was primarily due to the increased cost of fuel used in Company-owned generation.

         The Company filed an application to increase its 1997 New Mexico fixed fuel factor to $0.01949 per KWH from $0.01283. The New Mexico Commission Staff has contested the portion of the proposed fuel factor which covers the Company's 1997 forecasted fuel cost and recommended that the New Mexico Commission review the Company's fuel procurement practices. The Staff did not contest the Company's termination of the refund for the 1995 fixed fuel cost overcollection or the Company's collection of the underrecovery of fuel costs for 1996. The Staff subsequently recommended that the New Mexico Commission allow the Company's proposed fixed fuel factor to become effective on or before August 1, 1997 and docket a review of the Company's fuel procurement practice. On August 1, 1997 the New Mexico Commission allowed the Company's proposed fuel factor to become effective and ordered the Company to file testimony supporting continued use of its methodolgy and manner of collecting purchased power and fuel costs contained in its tariffs by October 31, 1997.

         OPERATION AND MAINTENANCE EXPENSE

         Other operation and maintenance expense decreased 11.0% to $81.0 million for the six month period ended June 30, 1997 compared to $91.0 million for the combined other operation and maintenance expense for the same period in 1996 as a result of decreased Palo Verde costs of approximately

$10.2 million. The reduction in Palo Verde costs consisted of approximately $8.7 million associated with lease accruals recorded in 1996, with no corresponding accrual in 1997 by the Reorganized Company as a result of the reacquisition of the leased portion of Palo Verde in the Reorganization.

         DEPRECIATION AND AMORTIZATION EXPENSE

         Depreciation expense increased $3.1 million to $44.0 million for the six month period ended June 30, 1997 compared to $40.9 million for the combined depreciation expense for the same period in 1996. The effect of an increase in depreciable plant following the reacquisition in the Reorganization of a portion of Palo Verde and the accelerated depreciation of a portion of such amounts over the period of the Rate Stipulation was partially offset by the decrease in the book value of depreciable plant from fresh-start adjustments.

         FEDERAL INCOME TAXES

         Federal income tax expense increased $9.0 million to $12.4 million for the six month period ended June 30, 1997 compared to $3.4 million for the combined federal income tax expense for the same period in 1996 primarily due to changes in pretax income, including the CSW litigation settlement, and certain differences in book and taxable income.

         OTHER TAXES

         Taxes other than federal income taxes decreased $3.8 million to $21.9 million for the six month period ended June 30, 1997 compared to $25.7 million for the combined taxes other than federal income taxes for the same period in 1996 primarily due to (i) a decrease in Arizona property tax resulting from a new state property tax law which reduced total annual property taxes for 1996 and forward, but were recorded beginning in July 1996; and (ii) a decrease in Arizona taxable property base resulting from depreciation.

         LITIGATION SETTLEMENT

         The Company recorded a pretax gain, net of legal fees and expenses, of approximately $7.5 million from the settlement of litigation between the Company and CSW. CSW has agreed to pay $35 million to settle all claims by the Company in connection with the Company's failed merger with CSW. Pursuant to the terms of the Company's Fourth Amended Plan of Reorganization, the first $20 million in proceeds from this litigation was paid by CSW directly to the agent for the record holders of the Predecessor Company's preferred stock and common stock as of February 12, 1996.

         INTEREST CHARGES

         Interest charges decreased 7.9% to $44.3 million for the six month period ended June 30, 1997 compared to $48.1 million for the combined interest charges for the same period in 1996 primarily due to a reduction in outstanding debt as a result of open market purchases of the Company's first mortgage bonds and the extinguishment of certain debt in conjunction with the Reorganization.

         REORGANIZATION ITEMS

         The $122.2 million benefit recorded by the Predecessor Company upon the emergence from bankruptcy consisted of deferred income tax benefits related to the Reorganization and the effects of the

Rate Stipulation. These benefits were partially offset by (i) the adjustments of assets and liabilities to their fair market values; (ii) provisions for settlement of claims; and (iii) professional fees and other expenses. There were no comparable amounts in the six month period ended June 30, 1997.

         EXTRAORDINARY LOSS ON REPURCHASE OF DEBT, NET

         Extraordinary loss on repurchase of debt for the six month period ended June 30, 1997 which represented the payment of premiums on debt repurchased and the recognition of unamortized issuance expenses on that debt of $2.7 million, net of federal income tax benefit of $1.4 million, with no comparable amounts in the same period in 1996.

         EXTRAORDINARY GAIN ON DISCHARGE OF DEBT

         Extraordinary gain on discharge of debt for the Predecessor Company for the period January 1, 1996 to February 11, 1996 consisted of forgiven indebtedness primarily related to the extinguishment of Palo Verde lease obligations with no comparable amounts in the six month period ended June 30, 1997.

         NET INCOME

         The change in net income for the six months ended June 30, 1997 as compared to the same period in the prior year was primarily due to the extraordinary gain on discharge of debt and reorganization items related to the Company's emergence from bankruptcy recorded in 1996 with no comparable activity in 1997.

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

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company hereby incorporates by reference the information set forth in Part I of this report under Note D of Notes to Financial Statements.

ITEM 5.  OTHER MATTERS

         The Company has 337 employees (approximately 30% of its work force), who are covered by a collective bargaining agreement with the International Brotherhood of Electric Workers, Local 960 ("Local 960"). Local 960's members work primarily as linemen and power plant operators with the Company. The collective bargaining agreement may be terminated by Local 960 any time after June 15, 1997 upon sixty days' notice to the Company. In May 1997, the Company and Local 960 began negotiations on a new agreement. In June 1997, Local 960 gave the Company notice which will effectively terminate the existing agreement as of August 15, 1997. In July 1997, the Company and Local 960 obtained the assistance of a federal mediator who immediately recommended the suspension of negotiations. Active negotiations between the Company and Local 960 resumed on August 11, 1997. The Company is working diligently to resolve the remaining issues with Local 960 in hopes of avoiding a work stoppage; however, in the event of a strike, the Company has a work continuation plan in place to maintain normal operations and services.

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



                              EL PASO ELECTRIC COMPANY


                           By:  /s/ Gary R. Hedrick
                              -----------------------------
                              Gary R. Hedrick
                              Vice President, Treasurer and
                              Chief Financial Officer
                              (Duly Authorized Officer and
                              Principal Financial Officer)



Dated: August 13, 1997

                           EL PASO ELECTRIC COMPANY

                               INDEX TO EXHIBITS

Exhibit                                                    Sequentially
Number                        Exhibit                      Numbered Page
-------                       -------                      -------------

10.04-01 Amendment No. 11, dated May 23, 1997, to the Four Corners Project Operating
            Agreement, dated May 15, 1969, between
            Arizona Public Service Company, the
            Company, Public Service Company of
            New Mexico, Salt River Project Agricultural
            Improvement and Power District, Southern
            California Edison Company, Tucson Gas
            and Electric Company, and Amendments 1
            through 10 thereto. (Exhibit 10.04 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

11          Statement re Computation
            of Per Share Earnings

15          Letter re Unaudited Interim
            Financial Information

27          Financial Data Schedule (EDGAR
            filing only)