Form 10-Q
period 1997-09-30
EL PASO ELECTRIC CO /TX/
filed 1997-11-13
CIK 31978

================================================================================


                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 --------------

(MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1997

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

                                (915) 543-5711
             (Registrant's telephone number, including area code)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the securities exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days .    YES  X   NO
                                                 -----   -----
 Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                         YES  X   NO
                                                 -----   -----
  As of November 7, 1997, there were 60,239,236 shares of the Company's no par value common stock outstanding.


================================================================================

                           EL PASO ELECTRIC COMPANY

                              INDEX TO FORM 10-Q

                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

       Balance Sheets - September 30, 1997
        and December 31, 1996.........................................     1

       Statements of Operations - Three Months Ended September 30,
        1997 and 1996; Nine Months Ended September 30, 1997, Period
        From February 12 to September 30, 1996 and Period From
        January 1 to February 11, 1996; Twelve Months Ended
        September 30, 1997, Period From February 12 to September 30,
        1996 and Period From October 1, 1995 to February 11, 1996.....     3

       Statements of Accumulated Earnings - Three Months Ended
        September 30, 1997 and 1996; Nine Months Ended September 30,
        1997, Period From February 12 to September 30, 1996 and Period
        From January 1 to February 11, 1996; Twelve Months Ended
        September 30, 1997, Period From February 12 to September 30,
        1996 and Period From October 1, 1995 to February 11, 1996.....     6

       Statements of Cash Flows - Nine Months Ended September 30, 1997,
        Period From February 12 to September 30, 1996 and Period From
        January 1 to February 11, 1996................................     9

       Notes to Financial Statements..................................     10

       Independent Auditors' Review Report............................     18

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations....................     19


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings.......................................     26

     Item 5.  Other Matters...........................................     26

     Item 6.  Exhibits and Reports on Form 8-K........................     26

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                           EL PASO ELECTRIC COMPANY

                                BALANCE SHEETS

                                    ASSETS                                                     September 30,
                                (In thousands)                                                     1997               December 31,
                                                                                                (UNAUDITED)               1996
                                                                                               -------------          ------------
Utility plant:
  Electric plant in service............................................................         $1,521,218             $1,492,737
  Less accumulated depreciation and amortization.......................................            142,055                 77,976
                                                                                                ----------             ----------
    Net plant in service...............................................................          1,379,163              1,414,761
  Construction work in progress........................................................             49,023                 44,432
  Nuclear fuel; includes fuel in process of $1,941 and $5,084, respectively............             77,574                 60,014
  Less accumulated amortization........................................................             34,601                 18,651
                                                                                                ----------             ----------
    Net nuclear fuel...................................................................             42,973                 41,363
                                                                                                ----------             ----------
      Net utility plant................................................................          1,471,159              1,500,556
                                                                                                ----------             ----------

CURRENT ASSETS:
  Cash and temporary investments.......................................................             87,612                 68,767
  Accounts receivable, principally trade, net of allowance for
    doubtful accounts of $6,241 and $6,161, respectively...............................             69,335                 57,587
  Federal income tax receivable........................................................                -                   20,713
  Inventories, at cost.................................................................             27,619                 28,322
  Net undercollection of fuel revenues.................................................             11,477                  1,925
  Prepayments and other................................................................             10,932                  8,727
                                                                                                ----------             ----------
      Total current assets.............................................................            206,975                186,041
                                                                                                ----------             ----------

LONG-TERM CONTRACT RECEIVABLE..........................................................             28,532                 31,057
                                                                                                ----------             ----------

DEFERRED CHARGES AND OTHER ASSETS:
  Accumulated deferred income taxes, net...............................................             48,117                 73,884
  Decommissioning trust fund...........................................................             37,374                 33,054
  Other................................................................................             21,299                 21,598
                                                                                                ----------             ----------
      Total deferred charges and other assets..........................................            106,790                128,536
                                                                                                ----------             ----------

      TOTAL ASSETS.....................................................................         $1,813,456             $1,846,190
                                                                                                ==========             ==========

See accompanying notes to financial statements.

                           EL PASO ELECTRIC COMPANY


                        CAPITALIZATION AND LIABILITIES                                     SEPTEMBER 30,
                     (In thousands except for share data)                                      1997                 DECEMBER 31,
                                                                                            (UNAUDITED)                 1996
                                                                                           -------------            ------------

Capitalization:
  Common stock, stated value $1 per share, 100,000,000 shares authorized,
    60,067,832 and 59,999,981 shares issued and outstanding; and 171,404
    and 180,000 restricted shares, respectively......................................        $   60,239              $   60,180
  Capital in excess of stated value..................................................           241,120                 240,768
  Unearned compensation - restricted stock awards....................................              (975)                   (758)
  Accumulated earnings...............................................................            64,202                  30,835
  Net unrealized gain on marketable securities, less applicable
    income tax expense of $63 and $125, respectively.................................               117                     232
                                                                                             ----------              ----------
      Common stock equity............................................................           364,703                 331,257
  Preferred stock, cumulative, no par value, 2,000,000 shares authorized:
      Redemption required - 1,179,587 and 1,084,264 shares issued and
        outstanding, respectively; at liquidation preference.........................           117,959                 108,426
  Long-term debt.....................................................................           944,014               1,021,749
  Financing and capital lease obligations............................................            24,398                  24,424
                                                                                             ----------              ----------
        Total capitalization.........................................................         1,451,074               1,485,856
                                                                                             ----------              ----------

CURRENT LIABILITIES:
  Current maturities of long-term debt and financing and capital lease obligations...            28,489                  28,333
  Accounts payable, principally trade................................................            27,723                  37,215
  Taxes accrued other than federal income taxes......................................            24,639                  21,296
  Interest accrued...................................................................            20,177                  23,150
  Other..............................................................................            16,768                  15,000
                                                                                             ----------              ----------
        Total current liabilities....................................................           117,796                 124,994
                                                                                             ----------              ----------

DEFERRED CREDITS AND OTHER LIABILITIES:
  Decommissioning....................................................................            93,574                  89,544
  Accrued postretirement benefit liability...........................................            77,015                  71,313
  Accrued pension liability..........................................................            34,259                  34,550
  Other..............................................................................            39,738                  39,933
                                                                                             ----------              ----------
        Total deferred credits and other liabilities.................................           244,586                 235,340
                                                                                             ----------              ----------

COMMITMENTS AND CONTINGENCIES

        TOTAL CAPITALIZATION AND LIABILITIES.........................................        $1,813,456              $1,846,190
                                                                                             ==========              ==========


See accompanying notes to financial statements.

                           EL PASO ELECTRIC COMPANY
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (In thousands except for share data)
                                                                                    THREE                 THREE
                                                                                    MONTHS                MONTHS
                                                                                    ENDED                 ENDED
                                                                                SEPTEMBER 30,         SEPTEMBER 30,
                                                                                     1997                  1996
                                                                                -------------         -------------
OPERATING REVENUES:
  Base revenues..............................................................    $   133,005           $   131,955
  Fuel revenues and economy sales............................................         35,845                33,645
  Other......................................................................          1,290                 1,056
                                                                                 -----------           -----------
                                                                                     170,140               166,656
                                                                                 -----------           -----------
FUEL EXPENSES:
  Fuel.......................................................................         28,459                30,052
  Purchased and interchanged power...........................................          8,921                 5,326
                                                                                 -----------           -----------
                                                                                      37,380                35,378
                                                                                 -----------           -----------
OPERATING REVENUES NET OF FUEL EXPENSES......................................        132,760               131,278
                                                                                 -----------           -----------
OTHER OPERATING EXPENSES:
  Other operations...........................................................         34,452                32,295
  Maintenance................................................................          5,680                 8,820
  Depreciation and amortization..............................................         22,283                22,584
  Taxes other than income taxes..............................................         11,166                 9,615
                                                                                 -----------           -----------
                                                                                      73,581                73,314
                                                                                 -----------           -----------
OPERATING INCOME.............................................................         59,179                57,964
                                                                                 -----------           -----------
OTHER INCOME (DEDUCTIONS):
  Investment income..........................................................          1,576                 1,245
  Gain on sale of investment.................................................             -                  3,844
  Other, net.................................................................           (239)                 (333)
                                                                                 -----------           -----------
                                                                                       1,337                 4,756
                                                                                 -----------           -----------
INCOME BEFORE INTEREST CHARGES...............................................         60,516                62,720
                                                                                 -----------           -----------
INTEREST CHARGES (CREDITS):
  Interest on long-term debt.................................................         21,141                24,230
  Other interest.............................................................          1,714                 1,806
  Interest capitalized and deferred..........................................         (1,449)               (1,402)
                                                                                 -----------           -----------
                                                                                      21,406                24,634
                                                                                 -----------           -----------
INCOME BEFORE INCOME TAXES...................................................         39,110                38,086
INCOME TAX EXPENSE...........................................................         15,122                15,316
                                                                                 -----------           -----------
INCOME BEFORE EXTRAORDINARY LOSS ON REPURCHASE OF DEBT.......................         23,988                22,770
EXTRAORDINARY LOSS ON REPURCHASE OF DEBT, NET OF FEDERAL
  INCOME TAX BENEFIT.........................................................            (69)                  -
                                                                                 -----------           -----------
NET  INCOME..................................................................         23,919                22,770
PREFERRED STOCK DIVIDEND REQUIREMENTS........................................          3,331                 2,977
                                                                                 -----------           -----------
NET INCOME APPLICABLE TO COMMON STOCK........................................    $    20,588           $    19,793
                                                                                 ===========           ===========
NET INCOME PER COMMON SHARE:
  Income before extraordinary loss on repurchase of debt.....................    $     0.342           $     0.329
  Extraordinary loss on repurchase of debt, net of federal
    income tax benefit.......................................................         (0.001)                  -
                                                                                 -----------           -----------
    Net income...............................................................    $     0.341           $     0.329
                                                                                 ===========           ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND COMMON
  SHARE EQUIVALENTS OUTSTANDING..............................................     60,459,648            60,239,238
                                                                                 ===========           ===========


See accompanying notes to financial statements.

                           EL PASO ELECTRIC COMPANY
                           STATEMENTS OF OPERATIONS
                     (In thousands except for share data)

                                                                                NINE            PERIOD FROM      |
                                                                               MONTHS           FEBRUARY 12      |    PERIOD FROM
                                                                                ENDED                TO          |     JANUARY 1
                                                                            SEPTEMBER 30,       SEPTEMBER 30,    |        TO
                                                                                1997                1996         |    FEBRUARY 11,
                                                                             (UNAUDITED)        (UNAUDITED)      |       1996
                                                                            -------------       -------------    |    ------------
                                                                                                                 |
OPERATING REVENUES:                                                                                              |
  Base revenues..........................................................   $   349,963         $   306,656      |    $    44,679
  Fuel revenues and economy sales........................................        96,585              71,755      |          9,849
  Other..................................................................         3,724               2,540      |            421
                                                                            -----------         -----------      |    -----------
                                                                                450,272             380,951      |         54,949
                                                                            -----------         -----------      |    -----------
FUEL EXPENSES:                                                                                                   |
  Fuel...................................................................        82,368              62,893      |         10,125
  Purchased and interchanged power.......................................        16,921              13,503      |          2,282
                                                                            -----------         -----------      |    -----------
                                                                                 99,289              76,396      |         12,407
                                                                            -----------         -----------      |    -----------
OPERATING REVENUES NET OF FUEL EXPENSES..................................       350,983             304,555      |         42,542
                                                                            -----------         -----------      |    -----------
OTHER OPERATING EXPENSES:                                                                                        |
  Other operations.......................................................        96,605              79,491      |         23,559
  Maintenance............................................................        24,519              24,282      |          4,743
  Depreciation and amortization..........................................        66,286              56,953      |          6,577
  Taxes other than income taxes..........................................        33,116              29,298      |          6,024
                                                                            -----------         -----------      |    -----------
                                                                                220,526             190,024      |         40,903
                                                                            -----------         -----------      |    -----------
OPERATING INCOME.........................................................       130,457             114,531      |          1,639
                                                                            -----------         -----------      |    -----------
OTHER INCOME (DEDUCTIONS):                                                                                       |
  Litigation settlement, net.............................................         7,500                 -        |            -
  Investment income......................................................         3,698               3,482      |            -
  Gain on sale of investment.............................................           -                 3,844      |            -
  Other, net.............................................................          (786)               (449)     |             50
                                                                            -----------         -----------      |    -----------
                                                                                 10,412               6,877      |             50
                                                                            -----------         -----------      |    -----------
INCOME BEFORE INTEREST CHARGES...........................................       140,869             121,408      |          1,689
                                                                            -----------         -----------      |    -----------
INTEREST CHARGES (CREDITS):                                                                                      |
  Interest on long-term debt.............................................        64,949              62,937      |            -
  Other interest.........................................................         5,100               4,376      |            -
  Interest during reorganization.........................................           -                   -        |          9,569
  Interest capitalized and deferred......................................        (4,339)             (3,718)     |           (412)
                                                                            -----------         -----------      |    -----------
                                                                                 65,710              63,595      |          9,157
                                                                            -----------         -----------      |    -----------
INCOME (LOSS) BEFORE INCOME TAXES........................................        75,159              57,813      |         (7,468)
INCOME TAX EXPENSE (BENEFIT).............................................        29,333              23,854      |         (3,415)
                                                                            -----------         -----------      |    -----------
INCOME (LOSS) BEFORE REORGANIZATION ITEMS AND                                                                    |
  EXTRAORDINARY ITEMS....................................................        45,826              33,959      |         (4,053)
REORGANIZATION ITEMS, NET OF INCOME TAX BENEFIT..........................           -                   -        |        122,251
                                                                            -----------         -----------      |    -----------
INCOME BEFORE EXTRAORDINARY ITEMS........................................        45,826              33,959      |        118,198
                                                                            -----------         -----------      |    -----------
EXTRAORDINARY ITEMS:                                                                                             |
  Extraordinary loss on repurchase of debt, net of federal                                                       |
    income tax benefit...................................................        (2,741)                -        |            -
  Extraordinary gain on discharge of debt................................           -                   -        |        264,273
                                                                            -----------         -----------      |    -----------
                                                                                 (2,741)                -        |        264,273
                                                                            -----------         -----------      |    -----------
NET INCOME...............................................................        43,085              33,959      |        382,471
PREFERRED STOCK DIVIDEND REQUIREMENTS....................................         9,718               7,426      |            -
                                                                            -----------         -----------      |    -----------
NET INCOME APPLICABLE TO COMMON STOCK....................................   $    33,367         $    26,533      |    $   382,471
                                                                            ===========         ===========      |    ===========
NET INCOME PER COMMON SHARE:                                                                                     |
  Income before extraordinary items......................................   $     0.596         $     0.441      |    $     3.325
  Extraordinary loss on repurchase of debt, net of federal                                                       |
    income tax benefit...................................................        (0.045)                -        |            -
  Extraordinary gain on discharge of debt................................           -                   -        |          7.435
                                                                            -----------         -----------      |    -----------
    Net income...........................................................   $     0.551         $     0.441      |    $    10.760
                                                                            ===========         ===========      |    ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND COMMON                                                              |
  SHARE EQUIVALENTS OUTSTANDING..........................................    60,517,687          60,160,478      |     35,544,330
                                                                            ===========         ===========      |    ===========

See accompanying notes to financial statements.

                           EL PASO ELECTRIC COMPANY
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS EXCEPT FOR SHARE DATA)

                                                                           TWELVE         PERIOD FROM      |    PERIOD FROM
                                                                           MONTHS         FEBRUARY 12      |  OCTOBER 1, 1995
                                                                           ENDED               TO          |        TO
                                                                        SEPTEMBER 30,     SEPTEMBER 30,    |    FEBRUARY 11,
                                                                            1997              1996         |       1996
                                                                       --------------    --------------    | ----------------
                                                                                                           |
OPERATING REVENUES:                                                                                        |
  Base revenues.............................................             $   459,527       $   306,656     |     $   145,596
  Fuel revenues and economy sales...........................                 129,023            71,755     |          27,398
  Other.....................................................                   4,744             2,540     |           1,323
                                                                         -----------       -----------     |     -----------
                                                                             593,294           380,951     |         174,317
                                                                         -----------       -----------     |     -----------
FUEL EXPENSES:                                                                                             |
  Fuel......................................................                 112,374            62,893     |          34,289
  Purchased and interchanged power..........................                  21,239            13,503     |           6,318
                                                                         -----------       -----------     |     -----------
                                                                             133,613            76,396     |          40,607
                                                                         -----------       -----------     |     -----------
OPERATING REVENUES NET OF FUEL EXPENSES.....................                 459,681           304,555     |         133,710
                                                                         -----------       -----------     |     -----------
OTHER OPERATING EXPENSES:                                                                                  |
  Other operations..........................................                 132,857            79,491     |          76,907
  Maintenance...............................................                  34,938            24,282     |          15,461
  Depreciation and amortization.............................                  89,105            56,953     |          20,883
  Taxes other than income taxes.............................                  42,365            29,298     |          19,678
                                                                         -----------       -----------     |     -----------
                                                                             299,265           190,024     |         132,929
                                                                         -----------       -----------     |     -----------
OPERATING INCOME............................................                 160,416           114,531     |             781
                                                                         -----------       -----------     |     -----------
OTHER INCOME (DEDUCTIONS):                                                                                 |
  Litigation settlement, net................................                   7,500               -       |             -
  Investment income.........................................                   5,011             3,482     |             -
  Settlement of bankruptcy professional fees................                   2,305               -       |             -
  Gain on sale of investment................................                     -               3,844     |             -
  Other, net................................................                  (1,018)             (449)    |            (259)
                                                                         -----------       -----------     |     -----------
                                                                              13,798             6,877     |            (259)
                                                                         -----------       -----------     |     -----------
INCOME BEFORE INTEREST CHARGES..............................                 174,214           121,408     |             522
                                                                         -----------       -----------     |     -----------
INTEREST CHARGES (CREDITS):                                                                                |
  Interest on long-term debt................................                  87,644            62,937     |             -
  Other interest............................................                   6,446             4,376     |             -
  Interest during reorganization............................                     -                 -       |          29,021
  Interest capitalized and deferred.........................                  (5,809)           (3,718)    |          (1,299)
                                                                         -----------       -----------     |     -----------
                                                                              88,281            63,595     |          27,722
                                                                         -----------       -----------     |     -----------
INCOME (LOSS) BEFORE INCOME TAXES...........................                  85,933            57,813     |         (27,200)
INCOME TAX EXPENSE (BENEFIT)................................                  32,147            23,854     |          (9,127)
                                                                         -----------       -----------     |     -----------
INCOME (LOSS) BEFORE REORGANIZATION                                                                        |
 ITEMS AND EXTRAORDINARY ITEMS..............................                  53,786            33,959     |         (18,073)
REORGANIZATION ITEMS, NET OF INCOME TAX BENEFIT.............                     -                 -       |         117,402
                                                                         -----------       -----------     |     -----------
INCOME BEFORE EXTRAORDINARY ITEMS...........................                  53,786            33,959     |          99,329
                                                                         -----------       -----------     |     -----------
EXTRAORDINARY ITEMS:                                                                                       |
  Extraordinary loss on repurchase of debt, net of federal                                                 |
   income tax benefit.......................................                  (2,741)              -       |             -
  Extraordinary gain on discharge of debt...................                     -                 -       |         264,273
                                                                         -----------       -----------     |     -----------
                                                                              (2,741)              -       |         264,273
                                                                         -----------       -----------     |     -----------
NET INCOME..................................................                  51,045            33,959     |         363,602
PREFERRED STOCK DIVIDEND REQUIREMENTS.......................                  12,780             7,426     |             -
                                                                         -----------       -----------     |     -----------
NET INCOME APPLICABLE TO COMMON STOCK.......................             $    38,265       $    26,533     |     $   363,602
                                                                         ===========       ===========     |     ===========
NET INCOME PER COMMON SHARE:                                                                               |
  Income before extraordinary items.........................             $     0.678       $     0.441     |     $     2.795
  Extraordinary loss on repurchase of debt, net of federal                                                 |
   income tax benefit.......................................                  (0.045)              -       |             -
  Extraordinary gain on discharge of debt...................                     -                 -       |           7.435
                                                                         -----------       -----------     |     -----------
    Net income..............................................             $     0.633       $     0.441     |     $    10.230
                                                                         ===========       ===========     |     ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND COMMON                                                        |
  SHARE EQUIVALENTS OUTSTANDING.............................              60,454,470        60,160,478     |      35,544,330
                                                                         ===========       ===========     |     ===========

See accompanying notes to financial statements.

                           EL PASO ELECTRIC COMPANY

                      STATEMENTS OF ACCUMULATED EARNINGS

                                  (UNAUDITED)

                                (IN THOUSANDS)

                                                                     THREE                THREE
                                                                     MONTHS               MONTHS
                                                                     ENDED                ENDED
                                                                 SEPTEMBER 30,        SEPTEMBER 30,
                                                                      1997                 1996
                                                                --------------        -------------

ACCUMULATED EARNINGS AT BEGINNING OF PERIOD...................       $43,614              $ 6,144

ADD:
  Net income..................................................        23,919               22,770
                                                                     -------              -------
                                                                      23,919               22,770
                                                                     -------              -------

DEDUCT:
  Cumulative preferred stock dividend requirement.............         3,331                2,977
                                                                     -------              -------
                                                                       3,331                2,977
                                                                     -------              -------

ACCUMULATED EARNINGS AT END OF PERIOD.........................       $64,202              $25,937
                                                                     =======              =======


See accompanying notes to financial statements.

                           EL PASO ELECTRIC COMPANY

                      STATEMENTS OF ACCUMULATED EARNINGS

                                (IN THOUSANDS)

                                                                                NINE          PERIOD FROM     |
                                                                               MONTHS         FEBRUARY 12     |   PERIOD FROM
                                                                               ENDED               TO         |    JANUARY 1
                                                                           SEPTEMBER 30,     SEPTEMBER 30,    |       TO
                                                                                1997              1996        |  FEBRUARY 11,
                                                                            (UNAUDITED)       (UNAUDITED)     |      1996
                                                                           --------------    --------------   |  -------------
                                                                                                              |
                                                                                                              |
ACCUMULATED EARNINGS (DEFICIT) AT BEGINNING OF PERIOD....................        $30,835         $      -     |     $(758,032)
                                                                                                              |
ADD:                                                                                                          |
  Net income.............................................................         43,085            33,959    |       382,471
  Elimination of predecessor equity accounts.............................             -                 -     |       375,561
                                                                                 -------           -------    |     ---------
                                                                                  43,085            33,959    |       758,032
                                                                                 -------           -------    |     ---------
                                                                                                              |
DEDUCT:                                                                                                       |
  Cumulative preferred stock dividend requirement........................          9,718             7,426    |            -
  Capital stock expense..................................................             -                596    |            -
                                                                                 -------           -------    |     ---------
                                                                                   9,718             8,022    |            -
                                                                                 -------           -------    |     ---------
                                                                                                              |
ACCUMULATED EARNINGS AT END OF PERIOD....................................        $64,202           $25,937    |     $      -
                                                                                 =======           =======    |     =========

See accompanying notes to financial statements.

                           EL PASO ELECTRIC COMPANY

                      STATEMENTS OF ACCUMULATED EARNINGS

                                  (UNAUDITED)

                                (IN THOUSANDS)

                                                                              TWELVE         PERIOD FROM     |     PERIOD FROM
                                                                              MONTHS         FEBRUARY 12     |    OCTOBER 1, 1995
                                                                               ENDED             TO          |           TO
                                                                           SEPTEMBER 30,    SEPTEMBER 30,    |      FEBRUARY 11,
                                                                               1997             1996         |          1996
                                                                           -------------    -------------    |    ----------------
                                                                                                             |
                                                                                                             |
ACCUMULATED EARNINGS (DEFICIT) AT BEGINNING OF PERIOD....................        $25,937        $      -     |          $(739,163)
                                                                                                             |
ADD:                                                                                                         |
  Net income.............................................................         51,045           33,959    |            363,602
  Elimination of predecessor equity accounts.............................             -                -     |            375,561
                                                                                 -------          -------    |          ---------
                                                                                  51,045           33,959    |            739,163
                                                                                 -------          -------    |          ---------
                                                                                                             |
DEDUCT:                                                                                                      |
  Cumulative preferred stock dividend requirement........................         12,780            7,426    |                 -
  Capital stock expense..................................................             -               596    |                 -
                                                                                 -------          -------    |          ---------
                                                                                  12,780            8,022    |                 -
                                                                                 -------          -------    |          ---------
                                                                                                             |
ACCUMULATED EARNINGS AT END OF PERIOD....................................        $64,202          $25,937    |          $      -
                                                                                 =======          =======    |          =========

See accompanying notes to financial statements.

                           EL PASO ELECTRIC COMPANY
                           STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)


                                                                                        NINE         PERIOD FROM   |
                                                                                       MONTHS        FEBRUARY 12   |    PERIOD FROM
                                                                                        ENDED            TO        |     JANUARY 1
                                                                                    SEPTEMBER 30,   SEPTEMBER 30,  |         TO
                                                                                        1997            1996       |    FEBRUARY 11,
                                                                                     (UNAUDITED)     (UNAUDITED)   |        1996
                                                                                    -------------   -------------  |  --------------
                                                                                                                   |
CASH FLOWS FROM OPERATING ACTIVITIES:                                                                              |
  Net income.....................................................................     $   43,085      $   33,959   |   $    382,471
  Adjustments to reconcile net income to net cash provided by operating                                            |
   activities:                                                                                                     |
    Depreciation and amortization................................................         83,271          71,129   |          8,246
    Deferred income taxes and investment tax credit, net.........................         27,305          22,349   |         (3,116)
    Other operating activities...................................................          1,781           2,011   |           (805)
    Extraordinary loss on repurchase of debt, net of federal income tax benefit..          2,741              -    |             -
    Gain on sale of investment...................................................             -           (3,844)  |             -
    Reorganization items, net of income tax benefit..............................             -               -    |       (122,251)
    Extraordinary gain on discharge of debt......................................             -               -    |       (264,273)
  Change in:                                                                                                       |
    Accounts receivable..........................................................         (8,670)         (3,746)  |          5,429
    Federal income tax receivable................................................         17,635              -    |             -
    Inventories..................................................................            703              24   |             90
    Prepayments and other........................................................         (2,205)         (4,152)  |             34
    Long-term contract receivable................................................          2,525           1,658   |            293
    Accounts payable.............................................................         (9,492)         (7,758)  |         (6,859)
    Interest accrued.............................................................         (2,973)         23,137   |             -
    Net under/overcollection of fuel revenues....................................         (9,552)         (7,767)  |            417
    Other current liabilities....................................................          5,126           1,955   |           (152)
    Deferred charges and credits.................................................          6,867            (856)  |          1,994
    Obligations subject to compromise............................................             -               -    |          9,430
    Revenues subject to refund...................................................             -               -    |          2,785
                                                                                      ----------      ----------   |   ------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES..................................        158,147         128,099   |         13,733
                                                                                      ----------      ----------   |   ------------
CASH FLOWS FROM INVESTING ACTIVITIES (NOTE A):                                                                     |
  Additions to utility plant and other investing activities......................        (53,847)        (39,899)  |         (8,176)
  Investment in decommissioning trust fund.......................................         (4,497)         (4,555)  |           (553)
  Proceeds from sale of investment...............................................             -           20,183   |             -
                                                                                      ----------      ----------   |   ------------
      NET CASH USED FOR INVESTING ACTIVITIES.....................................        (58,344)        (24,271)  |         (8,729)
                                                                                      ----------      ----------   |   ------------
CASH FLOWS FROM FINANCING ACTIVITIES (NOTE A):                                                                     |
  Repurchase of and payments on long-term debt...................................        (81,233)        (64,023)  |            -
  Proceeds from financing and capital lease obligations..........................         17,560          14,890   |         43,309
  Redemption of financing and capital lease obligations..........................        (17,285)         (8,556)  |             -
  Capital stock expense..........................................................             -             (596)  |             -
  Proceeds from issuance of preferred stock......................................             -               -    |         97,500
  Proceeds from issuance of long-term debt.......................................             -               -    |        778,120
  Redemption of obligations subject to compromise................................             -               -    |     (1,131,695)
                                                                                      ----------      ----------   |   ------------
      NET CASH USED FOR FINANCING ACTIVITIES.....................................        (80,958)        (58,285)  |       (212,766)
                                                                                      ----------      ----------   |   ------------
NET INCREASE (DECREASE) IN CASH AND TEMPORARY INVESTMENTS........................         18,845          45,543   |       (207,762)
CASH AND TEMPORARY INVESTMENTS AT BEGINNING OF PERIOD............................         68,767          54,745   |        262,507
                                                                                      ----------      ----------   |   ------------
CASH AND TEMPORARY INVESTMENTS AT END OF PERIOD..................................     $   87,612      $  100,288   |   $     54,745
                                                                                      ==========      ==========   |   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:                                                                 |
  Cash (refunded) paid for:                                                                                        |
    Income taxes, net............................................................     $  (16,035)     $      353   |   $        -
    Interest.....................................................................         59,229          32,911   |          8,580
    Reorganization items - professional fees and other...........................          2,469           5,017   |          2,279
                                                                                      ==========      ==========   |   ============

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

   These condensed financial statements should be read in conjunction with the financial statements and notes thereto in the Annual Report of El Paso Electric Company (the "Company") on Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K"). Capitalized terms used in this report and not defined herein have the meaning ascribed for such terms in the 1996 Form 10-K. In the opinion of management of the Company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company at September 30, 1997 and December 31, 1996; the results of operations for the three months ended September 30, 1997 and 1996, the nine months ended September 30, 1997, the period from February 12 to September 30, 1996, the period from January 1 to February 11, 1996, the twelve months ended September 30, 1997, the period from February 12 to September 30, 1996 and the period from October 1, 1995 to February 11, 1996; and cash flows for the nine months ended September 30, 1997, the period from February 12 to September 30, 1996 and the period from January 1 to February 11, 1996. The results of operations for the nine and twelve months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full calendar year.

   As more fully described in the 1996 Form 10-K, on February 12, 1996, the Company emerged from bankruptcy reorganization as an independent investor-owned utility. As of February 12, 1996, the Company applied fresh-start reporting to the financial statements to reflect assets at reorganization value and liabilities at fair value. A vertical line separates the accompanying financial statements prepared before and after the application of fresh-start reporting to signify that the financial statements of the Reorganized Company have been prepared on a different basis than those prior to the Reorganization and, therefore, are not comparable in all respects.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)


NON-CASH INVESTING AND FINANCING

   Non-cash investing and financing activities recorded by the Company consisted of the following (In thousands):

                                                     NINE       PERIOD FROM   | PERIOD FROM
                                                     MONTHS     FEBRUARY 12   |  JANUARY 1
                                                     ENDED          TO        |     TO
                                                 SEPTEMBER 30,  SEPTEMBER 30, | FEBRUARY 11,
                                                      1997          1996      |    1996
                                                 -------------  ------------- | ------------
                                                                              |
Issuance of Preferred Stock for                                               |
  pay-in-kind dividend........................       $9,533     $    -        | $      -
Issuance of restricted shares of                                              |
  Common Stock................................          411        948        |        -
Reorganized Common Stock exchanged                                            |
  for Predecessor Common and                                                  |
  Preferred Stock.............................            -          -        |   45,000
Reorganized Common Stock exchanged                                            |
  for settlement of obligations subject                                       |
  to compromise...............................            -          -        |  255,000
Long-term debt exchanged for settlement                                       |
  of obligations subject to compromise........            -          -        |  151,834
Plant in service reacquired through                                           |
  incurring obligation subject to                                             |
  compromise..................................            -          -        |  227,656

B. RATE MATTERS

   For a full discussion of the Company's rate matters, see Note C of Notes to Financial Statements in the 1996 Form 10-K.

   General. The electric utility industry faces increasing pressure to become more competitive as legislative, regulatory, economic and technological changes occur. Federal regulation, as well as legislative and regulatory initiatives in various states, including Texas and New Mexico, encourages competition for electricity generation among electric utility and non-utility power producers. Together with increasing customer demand for lower-priced electricity and other energy services, these measures have accelerated the industry's movement toward more competitive pricing and cost structures. Such competitive pressures could require the Company to reduce its rates, result in the loss of customers and diminish the ability of the Company to fully recover both its investment in generation assets and the cost of operating these assets. This issue is particularly important to the Company because its rates are higher than national and regional averages. There can be no assurance that these competitive pressures will not adversely affect the future operations, cash flows and financial condition of the Company, or that the Company will be able to sustain current retail rates.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

   Of particular importance to the Company is the issue of the recoverability from customers of "stranded costs," or costs previously found by regulatory authorities to be reasonable and prudent, but which are higher than would be recovered under immediate, full competition. Throughout the industry, and at the federal and state levels, there is substantial discussion and debate on this issue, but no consensus solution has yet emerged. At the federal level, the Federal Energy Regulatory Commission ("FERC") has announced, through a formal rulemaking, its intention to allow 100% recovery of all legitimate verifiable stranded costs attributable to FERC jurisdictional customers. Both the Texas and New Mexico Commissions are conducting proceedings related to industry restructuring and stranded cost recovery, but the Company is unable to predict the ultimate outcome of these proceedings.

   FERC. In July 1996, the Company filed its open access transmission tariffs (Docket No. 0A96-200-000) in compliance with FERC Order No. 888, covering network and point-to-point transmission services and the six specifically required ancillary services. Several parties, including Las Cruces, other utilities and several wholesale power marketers, intervened and filed protests to the Company's tariffs. Issues raised by the intervenors included rates and the terms and conditions of the Company's tariffs, including the treatment and costs related to certain facilities making access to the Comision Federal de Electricidad de Mexico ("CFE") more available to parties other than the Company. In February 1997, the Company entered into a stipulated agreement among the various parties settling all rate issues related to this proceeding. Under the settlement, the Company will provide transmission service, to the extent transmission capacity is available, to any party for firm or interruptible service to the CFE until the earlier of the end of 1998 or the date the FERC rules on the previous complaint requesting service to Mexico. Intervenors in this proceeding have also raised certain issues relating to the criteria by which the Company will determine the amount of transmission capacity that is available for use by third parties desiring to use its transmission system. Pursuant to a procedural schedule adopted in July 1997, an evidentiary hearing on these issues is to be held before a FERC administrative law judge in January 1998.

   In July 1996, Las Cruces exercised its right under FERC Order No. 888 to request that the Company calculate Las Cruces' stranded cost obligation should it leave the Company's system and operate its own municipal utility. The Company's initial non-binding calculation was provided within the statutory period. Las Cruces subsequently filed a request at the FERC for a determination that Las Cruces would have no stranded cost obligation to the Company or, in the alternative, that the FERC convene a hearing to establish the amount of any stranded costs. In August 1997, the FERC issued an order denying Las Cruces' request for a determination that Las Cruces would have no stranded cost obligation, and providing for evidentiary hearings on the following stranded cost issues: (i) whether the Company has met the "reasonable expectation" standard so as to justify recovery of stranded costs from Las Cruces; and (ii) if so, the amount of stranded costs that the Company may recover from Las Cruces. On October 3, 1997, the Company filed testimony in support of its recovery and calculation of stranded costs, calculated pursuant to the FERC formula, of approximately $169 million. Las Cruces is scheduled to file its testimony on November 14, 1997 and the FERC staff is scheduled to file testimony on December 19, 1997. The Company is scheduled to file rebuttal testimony on January 10, 1998. Hearings are scheduled to begin on February 2, 1998.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

   Texas.  During 1996, the Texas Commission conducted projects to evaluate the
(i) scope of competition in the electric industry in Texas and (ii) potential for stranded investment, procedures for allocating stranded costs and acceptable methods of stranded cost recovery. The Texas Commission's report consolidating the two projects was issued in January 1997. While it recommended a careful and deliberate approach to continued expansion of competition in the Texas electric market, ultimately leading to retail competition with certain safeguards, it also recommended against any legislation that would introduce broad-based retail competition before 2000. The Texas Commission also quantified the potential retail "excess of cost over market" ("ECOM") under several scenarios. The Texas Commission's ECOM estimate for the Company ranged from a high of $1.3 billion to a low of $781 million, with an expected value of $1.1 billion, assuming full retail access in 1998. Although several pieces of legislation were offered, the 1997 Texas legislative session adjourned without passing any significant deregulation legislation.

   In August 1997, the Lieutenant Governor appointed seven senators to serve on a special interim committee to study the various issues involved in a possible transition to a competitive electric market. On September 26, 1997, the committee held its first meeting to receive invited testimony from various parties, including environmental advocates, consumer advocates, power marketers, public power entities, electric cooperatives and investor-owned utilities, as well as testimony and comments from the public at large. The committee is holding public hearings across the state on various aspects of the electric industry restructuring debate. The Association of Electric Companies of Texas (the "AECT") testified on behalf of all investor-owned utilities in Texas, including the Company. The AECT testified that it would support retail competition that provides benefits to all consumers, maintains electric system reliability, provides for equitable treatment of all competitors and provides for the preservation of prior regulatory commitments. The committee is scheduled to file a status report by March 1, 1998 and a final report by October 1, 1998. Recently, the Lieutenant Governor asked the Texas Comptroller of Public Accounts to initiate a study to review the impact of a deregulated electric market on state and local tax systems.

   New Mexico. The New Mexico Commission initiated a notice of inquiry regarding competition and the restructuring of regulation of the electric industry in 1996. The New Mexico Commission received comments from numerous parties representing various interests and conducted workshops in an attempt to arrive at a consensus with respect to the need for regulatory change, the nature of such change and the timing/transition of any changes. No consensus was reached by the participants. The New Mexico Commission also commenced a collaborative process with the assistance of facilitators in an attempt to reach consensus. Although that collaborative process failed to reach a consensus around which restructuring legislation could be drafted, the New Mexico investor-owned utilities, including the Company, have agreed to support legislation that would permit retail competition provided: (i) all customers have the opportunity to benefit, (ii) reliability of electric service is maintained, (iii) all energy suppliers are subject to the same laws and regulations, (iv) the price of electric generating capacity and electric energy is determined solely by market forces, (v) unbundled transmission and distribution functions remain subject to regulation, and (vi) each electric utility must have a reasonable opportunity to recover its strandable costs.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)


   With respect to the calculation of the Company's stranded costs, the New Mexico Commission utilized several methodologies, one of which was the same ECOM model that was developed for Texas. The New Mexico Commission's ECOM calculation for the Company ranged from a high of $248 million to a low of $173 million.
The Company's calculation of stranded costs for New Mexico pursuant to FERC Order No. 888, as previously reported to the New Mexico Commission, totaled $364 million.

   The Company cannot predict the nature of any legislative initiatives addressing electric industry restructuring during the 1998 legislative session. Additionally, if there are legislative initiatives, the Company cannot predict whether any, or all, will be consistent with the principles stated above, and therefore, supportable by the Company.

   In response to complaints filed by two customers in the fall of 1996, the New Mexico Commission docketed an investigation into the Company's current rates and ordered the Company to file data to support its current rate level. In March 1997, the Company filed the data requested, which showed that the Company had a rate deficiency of approximately $8.6 million, although the Company did not request a rate increase. On October 22, 1997, the New Mexico Commission appointed a hearing examiner to preside over the proceeding investigating the Company's New Mexico rates. The Company cannot predict the timing or ultimate outcome of this proceeding.

   On August 1, 1997 the New Mexico Commission allowed the Company's proposed increase in its fuel factor to $0.01949 per KWH from $0.01283 to become effective and ordered the Company to file testimony supporting continued use of its methodology and manner of collecting fuel and purchased power costs contained in its tariffs. On October 31, 1997, the Company filed testimony supplementing the testimony filed with the New Mexico Commission in its original request to change fuel factors and reconcile 1996 fuel and purchased power costs. The Company believes it has fully justified its fuel and purchased power cost recovery methodology, as required by New Mexico Commission rules. The Company cannot predict what, if any, further action the New Mexico Commission may take with respect to the Company's fuel and purchased power recovery and reconciliation procedures.

   In May 1997, Texas-New Mexico Power Company ("TNP") filed an application to obtain a Certificate of Convenience and Necessity ("CCN") from the New Mexico Commission to serve customers within the Company's New Mexico service territory in the Santa Teresa, New Mexico area. The Company has intervened in the proceeding, challenging TNP's CCN application. Hearings on the application are scheduled to commence in December 1997. The Company believes TNP's application should be rejected because granting TNP's application would result in an unnecessary duplication of facilities and would impact the Company's CCN rights. In August 1997, the Company filed suit in the District Court for Dona Ana County, New Mexico against TNP for tortious interference with a contract. The Company alleges that TNP knowingly entered into an agreement with a customer already under contract with the Company. The Company also filed a breach of contract lawsuit against the customer. Neither case has been set for trial. The Company is unable at this time to predict the outcome of these proceedings.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

C. COMMITMENTS AND CONTINGENCIES

   For a full discussion of commitments and contingencies, including environmental matters related to the Company, see Note J of Notes to Financial Statements in the 1996 Form 10-K. In addition, see Note E of Notes to Financial Statements in the 1996 Form 10-K regarding matters related to Palo Verde, including liability and insurance matters, decommissioning and the operation of steam generators.

D. LITIGATION

   For a full discussion of litigation, see Note K of Notes to Financial Statements in the 1996 Form 10-K.

LITIGATION WITH LAS CRUCES

   Las Cruces is attempting to replace the Company as the electric service provider in Las Cruces by acquiring, through condemnation or otherwise, the distribution assets and other facilities used to provide electric service to customers in Las Cruces. Sales to customers in Las Cruces represent approximately 7% of the Company's operating revenues.

   Las Cruces filed an action seeking to recover unpaid franchise fees in federal district court in New Mexico in 1995, seeking the reasonable value of the Company's use, occupation and rental of Las Cruces' rights-of-way or damages for trespass and an unspecified amount of punitive damages. The Company ceased payment of franchise fees in March 1994 upon the expiration of the franchise agreement. In June 1997, after disposing of various procedural and substantive issues and after a trial on the merits, the court rendered judgment in favor of Las Cruces, ordering the Company to pay $2.5 million in back franchise fees and judgment interest. Although the Company has appealed the judgment, it has reserved in its financial statements an amount equal to the franchise fees under the expired agreement and the related interest.

   In April 1995, Las Cruces filed a complaint against the Company in the District Court for Dona Ana County, New Mexico, seeking a declaratory judgment that Las Cruces has a right of eminent domain to condemn the electric distribution system and related facilities owned and operated by the Company within and adjacent to the city limits that provide or assist in the provision of electricity within the municipal boundaries of Las Cruces. In May 1995, the Company removed the case to federal district court in New Mexico. Following a trial on the merits, the Federal Magistrate granted the Company's motion to certify to the New Mexico Supreme Court the question of whether Las Cruces possesses the authority to condemn the Company's property for use as a municipal utility when that property is already devoted to public use. The New Mexico Supreme Court heard oral arguments in February 1997, but prior to the issuance of a ruling by the courts, the New Mexico legislature enacted a bill which purports to give Las Cruces the authority to condemn the Company's distribution system within its city limits and a territory extending five miles beyond the municipal boundary. The New Mexico Supreme Court has subsequently requested that the parties submit to the court briefs on

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

the impact this new legislation will have on the case. The Company believes that the new legislation does not render the case moot and has requested that the court rule on the issues presented to it in the February 1997 hearing.

   If Las Cruces succeeds in its efforts to condemn the Company's distribution system, the Company could lose its Las Cruces customer base, although the Company would be entitled to receive "just compensation" as established by the court under New Mexico law. "Just compensation" is generally defined as the amount of money that would fairly compensate the party whose property is condemned. In the Company's case, it is the Company's opinion that this amount would be the difference between the value of the Company's entire system prior to the taking, as compared to the value of the entire system after the taking. In any successful condemnation by Las Cruces, the Company also would be entitled to recover, pursuant to Order No. 888, the stranded costs associated with the loss of its distribution system as determined by the FERC, to the extent such costs are in excess of "just compensation." For a full discussion of stranded costs see Note B.

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

   The Company filed a lawsuit in the Dona Ana County District Court and is pursuing a complaint simultaneously before the New Mexico Commission challenging the legality of the sale of the revenue bonds. In addition, the New Mexico Commission is investigating the agreement between SPS and Las Cruces which, under certain circumstances, would grant Las Cruces an option to sell electric utility assets acquired through condemnation to SPS. In August 1996, the Dona Ana County District Court issued an opinion letter stating that Section 3-23-3 of the New Mexico Municipal Code is inapplicable to home rule municipalities and Las Cruces, therefore, was not required to acquire the New Mexico Commission's approval before issuing revenue bonds to acquire utility property. However, the court did agree with the Company that the revenue bonds, in this case backed by utility revenues, are subject to the same requirements as those imposed on other revenue bonds backed by gross receipts tax revenues. Therefore, if the court's finding on the applicability of Las Cruces' home rule authority is overturned on appeal, the Company's position that the issuance of the bonds required prior approval could be upheld. The court's order was signed and entered in November 1996. The Company has filed an appeal with the New Mexico Court of Appeals.
Las Cruces has requested an expedited ruling from the Court of Appeals. A final ruling by the Court of Appeals is subject to appeal to the New Mexico Supreme Court.

   In April 1997, Las Cruces announced its plan to build a substation and distribution lines to serve a new customer in a city-owned industrial park. Las Cruces stated that SPS would construct, operate and maintain the new substation facility, and that the rates for this new customer would be significantly lower than the Company's current rates. In that regard, Las Cruces has approved a contract with SPS to

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

provide operation and maintenance services for the proposed Las Cruces electric distribution system, substations and associated transmission facilities. In May 1997, the Company filed a complaint with the New Mexico Commission alleging that the participation of SPS in this project without first obtaining a CCN from the New Mexico Commission violates New Mexico law. In June 1997, the New Mexico Commission rejected the Company's complaint and ruled that SPS's participation in this project is part of an agency relationship with Las Cruces and, therefore, not subject to the New Mexico Commission's jurisdiction.

   The Company continues to believe that it can provide lower cost electric service to customers in Las Cruces than can be achieved through a municipal takeover. Accordingly, the Company has stated its strong preference for a resolution of its differences with Las Cruces through negotiation rather than litigation and condemnation. The parties are currently participating in a FERC sponsored mediation in an effort to seek a negotiated resolution. Any negotiated settlement in New Mexico could include an agreement by the Company to reduce its rates as part of an overall settlement of all issues in New Mexico, which could create increased political and economic pressure on the Company to reduce rates in Texas.

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

                      Independent Auditors' Review Report
                      -----------------------------------


The Shareholders and the Board of Directors
El Paso Electric Company:

We have reviewed the accompanying condensed balance sheet of El Paso Electric Company (the Company) as of September 30, 1997, the related condensed statements of operations and accumulated earnings for the three months ended September 30, 1997 and 1996, for the nine months ended September 30, 1997, for the period from February 12, 1996 to September 30, 1996, for the twelve months ended September 30, 1997, and the period from October 1, 1995 to February 11, 1996, and the related condensed statements of cash flows for the nine months ended September 30, 1997 and for the period from February 12, 1996 to September 30, 1996. These financial statements are the responsibility of the Company's management.

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


                                         KPMG Peat Marwick LLP
El Paso, Texas
October 16, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The information contained in this Item 2 updates and should be read in conjunction with the information set forth in Part II, Item 7 in the Company's 1996 Form 10-K.

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

   Another risk to the Company's operations is the potential loss of customers. The Company's wholesale and large retail customers currently have, in varying degrees, and, in the future may have, alternate sources of economical power, including co-generation of electric power. If the Company loses a significant portion of its retail customer base or wholesale sales, the Company may not be able to replace such revenues through either the addition of new customers or an increase in rates to remaining customers. Las Cruces continues its efforts to replace the Company as its electric service provider. The New Mexico legislature has recently passed legislation which purports to give Las Cruces the authority to condemn the Company's distribution system and related assets located within its city limits and a territory extending five miles beyond the municipal boundary. If Las Cruces succeeds in its efforts to condemn the Company's distribution system, the Company could lose its Las Cruces customer base, although the Company would be entitled to receive "just compensation" as established by the court under New Mexico law. In the Company's case, it is the Company's belief that "just compensation" would be the difference between the value of the Company's entire system prior to the taking, as compared to the value of the entire system after the taking. In any successful condemnation by Las Cruces, the Company also would be eligible to receive, pursuant to Order No. 888, the stranded costs associated with the loss of its distribution system to the extent such costs are in excess of "just compensation."

   Additionally, TNP has filed an application to obtain a CCN from the New Mexico Commission to serve customers within the Company's New Mexico service territory in the Santa Teresa, New Mexico area. The Company has intervened in the proceeding, challenging TNP's CCN application. Hearings on the application are scheduled to commence in December 1997. The Company believes TNP's application should be rejected because granting TNP's application would result in an unnecessary duplication of facilities and would impact the Company's CCN rights. In August 1997, the Company filed suit in the District Court for Dona Ana County, New Mexico against TNP for tortious interference with a contract. The Company alleges that TNP knowingly entered into an agreement with a customer already under contract with the Company. The Company also filed a breach of contract lawsuit against the customer. Neither case has been set for trial. The Company is unable at this time to predict the outcome of these proceeding.

   In recent years, the United States has closed a large number of military bases and there can be no assurance that Holloman Air Force Base ("Holloman"), White Sands Missile Range ("White Sands") or the United States Army Air Defense Center at Fort Bliss ("Ft. Bliss") will not be closed in the future or that the Company will not lose all or some of its military base sales. The Company's sales to the military bases represent approximately 3% of operating revenues. The Company signed a new contract with Ft. Bliss in August 1996, which provides that Ft. Bliss will take service from the Company through 1999, with the right thereafter to continue service for two years on a year to year basis. The Company has a contract for service to Holloman for a ten-year term beginning in December 1995. In August 1996, the Army advised the Company that White Sands would continue to purchase retail electric service from the Company until written termination of such contract by the Army not less than one year in advance of the termination date.

REGULATORY

   Seasonal volatility in fuel prices may increase concern among the Company's customers and regulators over price levels for energy, including electricity. The Company's recovery of fuel expense is subject to challenges regarding reasonableness and prudence through periodic fuel reconciliation proceedings. As of September 30, 1997, the Company had a net undercollected balance of approximately $11.5 million, which consists of $6.2 million in New Mexico, $5.1 million in Texas and $0.2 million from FERC jurisdictional customers. The Company believes it is also entitled to a performance reward of approximately $0.6 million in its Texas jurisdiction (related to the operating performance of Palo Verde) which is not reflected in the Company's financial statements. On August 1, 1997, the New Mexico Commission ordered the implementation of the Company's new fuel factor. On October 31, 1997, as ordered by the New Mexico Commission, the Company filed testimony and evidence to support its continued use of the methodology and manner of collecting fuel and purchased power costs contained in its tariffs.

   The Company does not currently have an agreement with New Mexico regulatory authorities or parties to past New Mexico regulatory proceedings comparable to the Rate Stipulation. Pursuant to an order from the New Mexico Commission, the Company filed data to support its current level of rates with the Commission in March 1997. Although the Company's filing demonstrates a revenue deficiency of approximately $8.6 million under current rates, the Company did not request a rate change to recover the deficiency. The New Mexico Commission could order a rate reduction or, alternatively, in response to regulatory, political and competitive pressures, the Company could agree to a rate reduction as part of an overall settlement of all issues in New Mexico. The Company is unable at this time to predict with certainty the outcome of the proceeding currently pending before the New Mexico Commission.

   Finally, the electric utility industry in general is facing significant challenges and increased competition as a result of changes in federal provisions relating to third-party transmission services and independent power production, as well as potential changes in federal and state law and regulatory provisions relating to wholesale and retail service. Both the Texas and New Mexico Commissions are conducting proceedings related to industry restructuring and stranded cost recovery. The Company cannot predict the outcome of these proceedings. The potential effects of deregulation are particularly important to the Company because its rates are higher than national and regional averages. In the face of increased competition, there can be no assurance that such competition will not adversely affect the level of current retail rates or future operations, cash flow and financial condition of the Company.

                        LIQUIDITY AND CAPITAL RESOURCES

   The Company's principal liquidity requirements through the end of the decade are expected to consist of interest payments on the Company's indebtedness and capital expenditures related to the Company's generating facilities and transmission and distribution systems. The Company expects that cash flows from operations will be sufficient for such purposes.

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

   The Company anticipates that internally generated funds will be sufficient to meet its construction requirements, provide for the retirement of debt at maturity and enable the Company to meet other contingencies that may exist, such as compliance with environmental regulation, pending litigation and any claims for indemnification. At September 30, 1997, the Company had approximately $87.6 million in cash and cash equivalents, out of which approximately $6.6 million of reorganization expenses are expected to be paid upon receipt of the Bankruptcy Court's final order for allowable professional fees related to the Company's bankruptcy proceedings. The Company also has a $100 million revolving credit facility, which provides up to $60 million for nuclear fuel purchases and up to $50 million (depending on the amount of borrowings outstanding for nuclear fuel purchases) for working capital needs. At September 30, 1997, approximately $48.3 million had been drawn for nuclear fuel purchases. No amounts have been drawn on this facility for working capital needs.

   The Company has substantial leverage and significant debt service obligations. Due to the Rate Stipulation and competitive pressures, the Company does not expect to be able to raise its base rates in the event of increases in non-fuel costs or loss of revenues. Accordingly, soon after its emergence from bankruptcy, the Company established debt reduction as a high priority in order to gain additional financial flexibility to address the evolving competitive market.

   The Company has significantly reduced its long-term debt following the Reorganization. From June 1, 1996 through September 30, 1997, the Company repurchased approximately $195.6 million of first mortgage bonds as part of an aggressive deleveraging program. As a result, long-term indebtedness as a percentage of capitalization was reduced from 74% at June 30, 1996 to 67% at September 30, 1997, and the Company will reduce its annual interest expense by approximately $15.4 million.

   The Company continues to believe that the orderly reduction of debt with a goal of achieving a debt to capitalization ratio that is more typical in the electric utility industry and, ultimately, an investment grade rating, is a significant component of long-term shareholder value creation. Accordingly, the Company will regularly evaluate market conditions and, when appropriate, use a portion of its available cash to reduce its fixed obligations through open market purchases of first mortgage bonds. However, the significant amount of debt reduction that the Company has achieved since the Reorganization, and the need for cash both to meet upcoming bond maturities and, if appropriate, to redeem early the Series A Preferred Stock, may result in a lower volume of repurchases in the future. Accordingly, the Company may experience a net increase in cash as it evaluates the comparative economic value of using excess cash for purposes other than open market purchases of its first mortgage bonds.

   The degree to which the Company is leveraged could have important consequences on the Company's liquidity, including (i) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate or other purposes could be limited in the future; (ii) a substantial portion of the Company's cash flow from operations will be dedicated to the payment of principal and interest on its indebtedness and, if appropriate, to the payment of the early redemption price of its Series A Preferred Stock; and (iii) the Company's substantial leverage may place the Company at a competitive disadvantage by limiting its financial flexibility to respond to the demands of the competitive market and make it more vulnerable to adverse economic or business changes.

                             RESULTS OF OPERATIONS

   Financial comparisons herein for the nine and twelve months ended September 30, 1997 as compared to the same period in the prior year are based on the combined results of the Reorganized Company for the period February 12, 1996 to September 30, 1996 and the Predecessor Company for the period January 1, 1996 to February 11, 1996 and the period October 1, 1995 to February 11, 1996, respectively.

   Net income applicable to common stock before extraordinary item was approximately $20.7 million, or $0.34 per common share, for the three months ended September 30, 1997, compared with $19.8 million, or $0.33 per share, for the same period a year ago. For the nine months ended September 30, 1997, net income applicable to common stock before reorganization items and extraordinary items was approximately $36.1 million, or $0.60 per common share, compared with combined net income applicable to common stock before reorganization items and extraordinary items of $22.5 million for the same period a year ago. For the twelve months ended September 30, 1997, net income applicable to common stock before reorganization items and extraordinary items was approximately $41.0 million, or $0.68 per common share, compared with $8.5 million for the same period a year ago.

   Operating revenues net of fuel expenses increased $1.5 million, $3.9 million and $21.4 million for the three, nine and twelve months ended September 30, 1997 compared to the same periods last year. The increase was primarily due to increased KWH sales, partially offset by reduced revenue per KWH from CFE. Comparisons of KWH sales and operating revenues are shown below (In thousands):

THREE MONTHS ENDED SEPTEMBER 30:                                                    INCREASE/(DECREASE)
--------------------------------                                                 ----------------------
                                                    1997             1996          AMOUNT       PERCENT
                                                 ----------      ----------      ---------      -------

Electric KWH Sales:
  Retail Customers........................        1,688,713       1,634,176         54,537         3.3%
  Other Utilities.........................          594,279         503,098         91,181        18.1
                                                 ----------      ----------      ---------       -----
   Total..................................        2,282,992       2,137,274        145,718         6.8
                                                 ==========      ==========      =========       =====
Operating Revenues:
  Retail Customers........................       $  144,141      $  134,523      $   9,618         7.1%
  Other Utilities.........................           25,999          32,133         (6,134)      (19.1)
                                                 ----------      ----------      ---------       -----
   Total..................................       $  170,140      $  166,656      $   3,484         2.1
                                                 ==========      ==========      =========       =====

NINE MONTHS ENDED SEPTEMBER 30:                                                    INCREASE/(DECREASE)
-------------------------------                                                  ----------------------
                                                    1997             1996          AMOUNT       PERCENT
                                                 ----------      ----------      ---------      -------

Electric KWH Sales:
  Retail Customers........................        4,397,052       4,331,720         65,332         1.5%
  Other Utilities.........................        1,477,422       1,326,143        151,279        11.4
                                                 ----------      ----------      ---------       -----
   Total..................................        5,874,474       5,657,863        216,611         3.8
                                                 ==========      ==========      =========       =====

Operating Revenues:
  Retail Customers........................       $  377,456      $  356,479      $  20,977         5.9%
  Other Utilities.........................           72,816          79,421         (6,605)       (8.3)
                                                 ----------      ----------      ---------       -----
   Total..................................       $  450,272      $  435,900      $  14,372         3.3
                                                 ==========      ==========      =========       =====

TWELVE MONTHS ENDED SEPTEMBER 30:                                                  INCREASE/(DECREASE)
---------------------------------                                                --------------------
                                                    1997           1996            AMOUNT     PERCENT
                                                -----------     ----------       ---------    -------

Electric KWH Sales:
  Retail Customers........................        5,718,239      5,591,301        126,938        2.3%
  Other Utilities.........................        1,904,832      1,678,285        226,547       13.5
                                                 ----------     ----------       --------      -----
   Total..................................        7,623,071      7,269,586        353,485        4.9
                                                 ==========     ==========       ========      =====
Operating Revenues:
  Retail Customers........................       $  492,800     $  450,858       $ 41,942        9.3%
  Other Utilities.........................          100,494        104,410         (3,916)      (3.8)
                                                 ----------     ----------       --------      -----
   Total..................................       $  593,294     $  555,268       $ 38,026        6.8
                                                 ==========     ==========       ========      =====

         Other operations and maintenance expense decreased $1.0 million for the three months ended September 30, 1997 compared to the same period last year as a result of decreased maintenance expense of $3.1 million offset by an increase of $2.1 million in operations expenses. The decreased maintenance expense was due to various factors, the largest of which were a $0.8 million reclassification of an insurance settlement and a $0.5 million settlement related to environmental claims. The increase in operations expenses was due to various factors, the largest of which is the $0.8 million reclassification mentioned above.

         Other operations and maintenance expense decreased $11.0 million and $28.3 million for the nine and twelve months ended September 30, 1997 compared to the same periods last year. The decrease was a result of a reduction in Palo Verde costs of approximately $8.7 million and $27.7 million for the nine and twelve month periods, due to the lease accruals recorded by the Predecessor Company, with no corresponding accrual by the Reorganized Company as a result of the reacquisition of the leased portion of Palo Verde in the Reorganization.

         Depreciation and amortization expense was essentially unchanged for the three months ended and increased $2.8 million and $11.3 million for the nine and twelve months ended September 30, 1997 compared to the same periods last year. The effect of an increase in depreciable plant following the reacquisition in the Reorganization of a portion of Palo Verde and the depreciation of a portion of such amounts over the period of the Rate Stipulation was partially offset by the decrease in the book value of depreciable plant from fresh-start adjustments.

         Taxes other than income taxes increased $1.6 million for the three months ended and decreased $2.2 million and $6.6 million for the nine and twelve months ended September 30, 1997 compared to the same periods last year, primarily due to an annual decrease in Arizona property tax resulting from a new state property tax law which reduced total property taxes for the calendar years 1996 and 1997, but which was recorded beginning in July 1996.

         Other income decreased $3.4 million for the three months ended September 30, 1997 compared to the same period last year as a result of a gain on sale of investment of $3.8 million in 1996. Other income increased $3.5 million and $7.2 million for the nine and twelve month periods when compared to the same periods last year due to a favorable litigation settlement in 1997 of $7.5 million, net of legal fees and expenses, partially offset by a gain on sale of investment of $3.8 million in 1996 for the nine month period and an additional increase of $2.3 million for the twelve month period due to the settlement of bankruptcy professional fees.

         Interest charges decreased $3.2 million, $7.0 million and $3.0 million for the three, nine and twelve months ended September 30, 1997 compared to the same periods last year, primarily due to a reduction in outstanding debt as a result of open market purchases of the Company's first mortgage bonds and the extinguishment of certain debt in conjunction with the Reorganization.

         Income taxes as a percentage of pretax income is higher for the twelve months ended September 30, 1996 as compared to the same period in 1997 due to permanent differences that arose in the fourth quarter of 1995 with no comparable items in the twelve months ended September 30, 1997.

         The reorganization items benefit recorded by the Predecessor Company upon the emergence from bankruptcy consisted of the effects of the Rate Stipulation and deferred income tax benefits related to the Reorganization. These benefits were partially offset by (i) the adjustments of assets and liabilities to their fair market values; (ii) provisions for settlement of claims; and (iii) professional fees and other expenses. There were no comparable amounts in the nine and twelve month periods ended September 30, 1997.

         Extraordinary loss on repurchase of debt for the three, nine and twelve months ended September 30, 1997 represents the payment of premiums on debt repurchased and the recognition of unamortized issuance expenses on that debt of $69,000, net of federal income tax benefit of $38,000, $2.7 million, net of federal income tax benefit of $1.4 million, and $2.7 million, net of federal income tax benefit of $1.4 million, respectively, with no comparable amounts for the same periods in 1996.

         Extraordinary gain on discharge of debt for the Predecessor Company for the periods January 1, 1996 to February 11, 1996 and October 1, 1995 to February 11, 1996 consisted of forgiven indebtedness primarily related to the extinguishment of Palo Verde lease obligations with no comparable amounts in the nine and twelve month periods ended September 30, 1997.

         SFAS No. 128, "Earnings per Share" ("SFAS No. 128"), establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. The Company has determined that SFAS No. 128 will not have a material effect on its financial statements.

                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     In August 1997, the Company filed suit in the District Court for Dona Ana County, New Mexico, against TNP. The suit alleges that TNP knowingly entered into an agreement with a customer already under contract with the Company. The Company has also filed a breach of contract suit against the customer in New Mexico Federal Court. This litigation arises out of a proceeding before the New Mexico Commission in which the Company is challenging TNP's application for a CCN to serve customers within the Company's service territory in Santa Teresa, New Mexico.

ITEM 5.  OTHER MATTERS

     The Company has 337 employees (approximately 30% of its work force) who are covered by a collective bargaining agreement with the International Brotherhood of Electrical Workers, Local 960 ("Local 960"). Local 960's members work primarily as linemen and power plant personnel with the Company. The collective bargaining agreement between the Company and Local 960 expired on June 16, 1997. On August 21, 1997, the Company and Local 960 agreed on the terms of a new collective bargaining agreement, and Local 960's members ratified the new agreement by a majority vote. The new agreement is in effect through June 2000.


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



                                      EL PASO ELECTRIC COMPANY


                                  By:  /s/ Gary R. Hedrick
                                      ----------------------------------
                                      Gary R. Hedrick
                                      Vice President, Treasurer and
                                      Chief Financial Officer
                                      (Duly Authorized Officer and
                                      Principal Financial Officer)



Dated:  November 13, 1997

                                   EL PASO ELECTRIC COMPANY

                                      INDEX TO EXHIBITS

   Exhibit                                                                Sequentially
    Number                           Exhibit                             Numbered Page
  --------                           -------                             -------------
     4.01        Second Supplemental Indenture dated as of August
                 19, 1997, including form of Series I and Series J
                 First Mortgage Bonds.

     4.02 Letter of Credit and Reimbursement Agreement dated as of August 27, 1997, between the Company, the creditors named therein, Barclays Bank PLC, New York Branch, as Issuing Bank and Agent for the Creditors, and Union Bank of California,
                 N.A., as Documentation Agent, related to the three series of pollution control bonds issued in connection with the Company's interest in Palo
                 Verde.

     4.03 Letter of Credit and Reimbursement Agreement dated as of August 27, 1997, between the Company, the Creditors named therein, Barclays Bank PLC,
                 New York Branch, as Issuing Bank and Agent for the Creditors, and Union Bank of California,
                 N.A., as Documentation Agent, related to the series of pollution control bonds issued in connection with the Company's interest in Four
                 Corners.

      11         Statement re Computation of Per Share Earnings

      15         Letter re Unaudited Interim Financial
                 Information

      27         Financial Data Schedule (EDGAR filing only)
