Form 10-K405
period 1997-12-31
EL PASO ELECTRIC CO /TX/
filed 1998-03-27
CIK 31978

================================================================================

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549
                             --------------------
(MARK ONE)

   [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

    INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

    AS OF MARCH 13, 1998, THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS $399,107,460.

    AS OF MARCH 13, 1998, THERE WERE OUTSTANDING 60,276,784 SHARES OF COMMON STOCK, NO PAR VALUE.

                      DOCUMENTS INCORPORATED BY REFERENCE

    PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE 1998 ANNUAL MEETING OF ITS SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THIS REPORT.

================================================================================

                                  DEFINITIONS

     The following abbreviations, acronyms or defined terms used in this report are defined below:

        Abbreviations,
    Acronyms or Defined Terms                    Terms
    -------------------------                    -----

Agreed Order..........................  Agreed Order of the Texas Commission
                                         entered August 30, 1995 implementing
                                         certain provisions of the Rate
                                         Stipulation
ANPP Participation Agreement..........  Arizona Nuclear Power Project
                                         Participation Agreement dated August
                                         23, 1973, as amended
APS...................................  Arizona Public Service Company
Bankruptcy Case.......................  The case commenced January 8, 1992 by El
                                         Paso Electric Company in the United
                                         States Bankruptcy Court for the Western
                                         District of Texas, Austin Division, as
                                         Case No. 92-10148-FM
CFE...................................  Comision Federal de Electricidad de
                                         Mexico, the national electric utility
                                         of Mexico
Common Plant or Common Facilities.....  Facilities at or related to Palo Verde that are common to all three Palo Verde
                                         Units
Company...............................  El Paso Electric Company
DOE...................................  United States Department of Energy
Effective Date........................  February 12, 1996, the date the
                                         Reorganization became effective
FERC..................................  Federal Energy Regulatory Commission
Four Corners..........................  Four Corners Generating Station
Freeze Period.........................  Ten-year period beginning August 2,
                                         1995, during which base rates for most
                                         Texas retail customers are expected to
                                         remain frozen pursuant to the Rate
                                         Stipulation
IID...................................  Imperial Irrigation District, an
                                         irrigation district in Southern
                                         California
KV....................................  Kilovolt(s)
KW....................................  Kilowatt(s)
KWH...................................  Kilowatt-hour(s)
MW....................................  Megawatt(s)
MWH...................................  Megawatt-hour(s)
New Mexico Commission.................  New Mexico Public Utility Commission
NRC...................................  Nuclear Regulatory Commission
OPC...................................  Texas Office of Public Utility Counsel
Palo Verde............................  Palo Verde Nuclear Generating Station
Palo Verde Leases.....................  Leases and other documents entered into in connection with a series of sale and
                                         leaseback transactions in 1986 and 1987
                                         involving a portion of the Company's
                                         interest in Palo Verde
Palo Verde Participants...............  Those utilities who share in power and energy entitlements, and bear certain
                                         allocated costs, with respect to Palo
                                         Verde pursuant to the ANPP
                                         Participation Agreement
Plan..................................  The Company's Fourth Amended Plan of
                                         Reorganization dated November 7, 1995,
                                         pursuant to which the Company emerged
                                         from bankruptcy on the Effective Date
PNM...................................  Public Service Company of New Mexico
Predecessor Company...................  The Company prior to the Reorganization
Rate Stipulation......................  Stipulation and Settlement Agreement
                                         dated as of July 27, 1995, between the
                                         Company, the City of El Paso, OPC and
                                         most other parties to the Company's
                                         rate proceedings before the Texas
                                         Commission providing for a ten-year
                                         rate freeze and other matters
Reorganization........................  Reorganization and the emergence from bankruptcy by the Company pursuant to
                                         the Plan
Reorganized Company...................  The Company following the Reorganization
SFAS..................................  Statement of Financial Accounting
                                         Standards
SPS...................................  Southwestern Public Service Company
Texas Commission......................  Public Utility Commission of Texas
TNP...................................  Texas-New Mexico Power Company


                                      (i)

                               TABLE OF CONTENTS


Item                          Description                        Page
----                          -----------                        ----

                                PART I

  1   Business.............................................        1
  2   Properties...........................................       19
  3   Legal Proceedings....................................       19
  4   Submission of Matters to a Vote of Security Holders..       22

                                PART II


  5   Market for Registrant's Common Equity and Related
       Stockholder Matters.................................       23
  6   Selected Financial Data..............................       25
  7   Management's Discussion and Analysis of Financial
       Condition and Results of Operations.................       26
  8   Financial Statements and Supplementary Data..........       33
  9   Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure.................       82

                                PART III

 10   Directors and Executive Officers of the Registrant...       82
 11   Executive Compensation...............................       82
 12   Security Ownership of Certain Beneficial Owners and
       Management..........................................       82
 13   Certain Relationships and Related Transactions.......       82

                                PART IV

 14   Exhibits, Financial Statement Schedules and Reports
       on Form 8-K.........................................       82


                                     (ii)

                                    PART I

ITEM 1.  BUSINESS

                                    GENERAL

     El Paso Electric Company is a public utility engaged in the generation, transmission and distribution of electricity in an area of approximately 10,000 square miles in west Texas and southern New Mexico. The Company also serves wholesale customers in Texas, New Mexico, California and Mexico. The Company owns or has significant ownership interests in five electrical generating facilities providing it with a total capacity of approximately 1,500 MW. For the twelve months ended December 31, 1997, the Company's energy sources consisted of approximately 53% nuclear fuel, 34% natural gas, 6% coal and 7% purchased power.

     The Company serves approximately 284,000 residential, commercial, industrial and wholesale customers. The Company distributes electricity to retail customers principally in El Paso, Texas and the City of Las Cruces ("Las Cruces"), New Mexico (representing approximately 58% and 8%, respectively, of the Company's revenues for the twelve months ended December 31, 1997). In addition, the Company sells electricity to wholesale customers, including Texas-New Mexico Power Company, the Imperial Irrigation District (a southern California electric power agency), and the Comision Federal de Electricidad de Mexico (the national electric utility of Mexico). Principal industrial and other large customers of the Company include steel production, copper and oil refining, garment manufacturing concerns and United States military installations, including the United States Army Air Defense Center at Fort Bliss in Texas and White Sands Missile Range and Holloman Air Force Base in New Mexico.

     The Company's principal offices are located at Kayser Center, 100 North Stanton, El Paso, Texas 79901 (telephone 915-543-5711). The Company was incorporated in Texas in 1901. As of February 23, 1998, the Company had approximately 1,100 employees, approximately 31% of whom are covered by a collective bargaining agreement that expires in June 2000.

                                   FACILITIES

     The Company currently has a net installed generating capacity of approximately 1,500 MW, consisting of an entitlement of 600 MW from Palo Verde Units 1, 2 and 3, 482 MW from its Newman Power Station, 246 MW from its Rio Grande Power Station, 104 MW from Four Corners Units 4 and 5, and 68 MW from its Copper Power Station.

PALO VERDE STATION

     The Company owns a 15.8% interest in each of the three nuclear generating units and Common Plant at Palo Verde, located west of Phoenix, Arizona. The Palo Verde Participants include the Company and six other utilities: APS, Southern California Edison Company, PNM, Southern California Public Power Authority, Salt River Project Agricultural Improvement and Power District and
the Los Angeles Department of Water and Power.   APS serves as operating agent
for Palo Verde.

     The NRC has granted facility operating licenses and full power operating licenses for all three units at Palo Verde for terms of forty years each. In addition, the Company is separately licensed by the NRC to own its proportionate share of Palo Verde.

     Pursuant to the ANPP Participation Agreement, the Palo Verde Participants share costs and generating entitlements in the same proportion as their percentage interests in the generating units and each Palo Verde Participant is required to fund its proportionate share of fuel, other operation, maintenance and capital costs. The Company's total monthly share of these costs was approximately $7.3 million in 1997. The ANPP Participation Agreement provides that, if a participant fails to meet its payment obligations, each non-defaulting participant shall pay its proportionate share of the payments owed by the defaulting participant.

     Decommissioning. Pursuant to the ANPP Participation Agreement and federal law, the Company is required to fund its share of the estimated costs to decommission Palo Verde over the estimated service life of forty years. The Company's funding requirements are determined periodically based upon engineering cost estimates performed by outside engineers retained by the ANPP.

     In December 1995, the Palo Verde Participants approved a decommissioning study performed by an outside engineering firm. The 1995 study determined that the Company will have to fund approximately $229 million (stated in 1995 dollars) to cover its share of decommissioning costs. The 1995 study assumed that (i) maintenance expense for spent fuel storage will be incurred for ten years after the shutdown of the last unit (estimated to be in 2024); (ii) a national interim spent fuel storage facility will be available; and (iii) as a result of such national spent fuel storage facility, the amount of spent fuel stored on-site will be reduced from all spent fuel assemblies to the final core plus fuel assemblies from approximately three refuelings. See "Spent Fuel Storage" below.

     Cost estimates for decommissioning have increased with each study. The previous cost estimate from a 1993 study determined that the Company would have to fund approximately $221 million (stated in 1993 dollars). The 1993 estimate, however, reflected an 84% increase from the previous estimate made in 1989, primarily related to increases in estimated costs for low-level radioactive waste disposal.

     Although the 1995 study was based on the latest available information, there can be no assurance that decommissioning cost estimates will not continue to increase in the future or that regulatory requirements will not change. In addition, until a new low-level radioactive waste repository opens and operates for a number of years, estimates of the cost to dispose of low-level radioactive waste are subject to significant uncertainty. The decommissioning study is updated every three years and a new study will be completed in 1998. See "Disposal of Low-Level Radioactive Waste" below.

     The rate freeze under the Rate Stipulation would preclude the Company from seeking a rate increase in Texas during the Freeze Period to recover increases in decommissioning cost estimates. Additionally, there can be no assurance that the Company could increase its rates in any of its other jurisdictions to recover such increased costs. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Operational Prospects and Challenges."

     Steam Generators. Palo Verde has experienced degradation in the steam generator tubes of each unit. The degradation includes axial tube cracking in the upper regions of the two steam generators in Unit 2 and, to a lesser degree, in Units 1 and 3. This form of steam generator tube degradation, while less common than other types, has also been seen at other United States nuclear generating stations. The units also have experienced circumferential cracking at the tube sheet, a more common type of tube cracking. The axial tube cracking was discovered following a steam generator tube rupture in Unit 2 in

March 1993. Since that time, APS has undertaken an ongoing investigation and analysis and has performed corrective actions designed to mitigate further degradation. Corrective actions have included changes in operational procedures designed to lower the operating temperatures of the units, chemical cleaning and the implementation of other technical improvements. APS has stated that it believes its remedial actions have slowed the rate of tube degradation.

     Steam generator tubes in each of the Palo Verde units have been inspected during regularly scheduled refueling outages and mid-cycle inspection outages. If tube cracks are detected during an inspection, the affected tubes are taken out of service by plugging. This may impair the performance of a unit if sufficient numbers of steam generator tubes are affected.

     The projected service lives of the units' steam generators are reassessed by APS periodically in conjunction with inspections made during outages of the Palo Verde units. APS has determined that it will be economically desirable to replace the Unit 2 steam generators, which have been the most affected by tube cracking. In 1997, the Palo Verde Participants unanimously approved the purchase of one set of spare steam generators for delivery in May 2002. The Company's share of the cost is approximately $12.9 million. APS has indicated that in 1998 it will request that the participants approve installation of the spare generators in Unit 2 in 2003. The Company believes that such installation would require the unanimous approval of the Palo Verde Participants. The Company will continue to analyze the economic feasibility of steam generator replacement, or other options that may be available in connection with the operation of Unit 2. Also, the Company cannot predict whether the Palo Verde Participants will agree to replace the Unit 2 steam generators. The costs for the construction and shipping of the spare steam generators are expected to be incurred between 1998 and 2002. Installation costs, if they are approved, would be expected to be incurred between 1999 and 2003, with the bulk of the expenditures after 2000. The Company's portion of total costs associated with construction and potential installation of new steam generators in Unit 2, including replacement power costs and costs that would otherwise have been expended through the operation and maintenance budget, is currently estimated not to exceed $36 million. APS has also stated that, based on the latest available data, it estimates that the steam generators in Units 1 and 3 should operate for their designated lives of 40 years (to 2025 and 2027, respectively). APS will reassess the expected lives of these steam generators periodically.

     The Rate Stipulation precludes the Company from seeking a rate increase in Texas during the Freeze Period to recover capital costs associated with such replacement of steam generators. It is uncertain whether the costs associated with replacing the Unit 2 steam generators would be approved by the New Mexico Commission and included in the Company's rate base in New Mexico. See Part II,
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Operational Prospects and Challenges."

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

Following a report by the National Academy of Sciences, the Department of the Interior announced that, if certain environmental conditions were implemented prior to the transfer, it was prepared to convey the land. On January 16, 1998, the Department of the Interior announced that further scientific drilling had been approved for the Ward Valley site with testing to be performed by the federal government first, followed by testing by the State of California. No dates for the commencement of federal government testing have been established.

     Although Palo Verde is projected to undergo decommissioning during the period in which Arizona will act as host for the Southwestern Compact, the opposition, delays, uncertainty and costs experienced in California demonstrate possible roadblocks that may be encountered when Arizona seeks to open its own waste repository.

     Spent Fuel Storage. The spent fuel storage facilities at Palo Verde have sufficient capacity to store all fuel expected to be discharged from normal operation of all three Palo Verde units through at least 1999. APS anticipates requesting approval from the NRC to use more of the space in the existing spent fuel storage facilities to extend the available storage capacity through 2001. Alternative on-site storage facilities are expected to be constructed by 2001 to supplement the existing facilities.

     Pursuant to the Nuclear Waste Policy Act of 1982, as amended in 1987 (the "Waste Act"), the DOE is obligated to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by all domestic power reactors. In accordance with the Waste Act, the DOE entered into a spent nuclear fuel contract with the Company and all other Palo Verde Participants.
In November 1989, the DOE reported that its spent nuclear fuel disposal facilities would not be in operation until 2010. Subsequent judicial decisions required the DOE to start accepting spent nuclear fuel no later than January 31, 1998. The DOE did not meet that deadline. As a result, under the DOE's current criteria for shipping allocation rights, it is estimated that Palo Verde could not ship spent fuel to the DOE's permanent disposal facility until approximately 2025. APS has indicated that alternative interim spent fuel storage methods will be available on-site or off-site for use by Palo Verde to allow its continued operation and to store spent fuel safely until shipments to the DOE's permanent disposal facility begin. APS's recommendation is to establish an on-site facility initially capable of storing approximately one-fourth of the total amount of spent fuel expected to be produced by Palo Verde, utilizing a dual purpose (storage and transport) dry storage system. The facility will be designed to be expandable in phases to accommodate additional amounts of spent fuel as needed. This facility is planned to be completed by May 2001. In January 1997, the Texas Commission established a project to evaluate what, if any, action it should take with regard to payments made to the DOE for funding of the DOE's obligation to start accepting spent nuclear fuel by January 31, 1998. After receiving initial comments, no further action has been taken in the project.

     Liability and Insurance Matters. The Palo Verde Participants have public liability insurance against nuclear energy hazards up to the full limit of liability under federal law. The insurance consists of $200 million of primary liability insurance provided by commercial insurance carriers, with the balance being provided by an industry-wide retrospective assessment program, pursuant to which industry participants would be required to pay an assessment to cover any loss in excess of $200 million. The maximum assessment per reactor for each nuclear incident is approximately $79.2 million, subject to an annual limit of $10 million per incident. Based upon the Company's 15.8% interest in Palo Verde, the Company's maximum potential assessment per incident is approximately $37.6 million for all three units with an annual payment limitation of approximately $4.7 million.

     The Palo Verde Participants maintain "all risk" (including nuclear hazards) insurance for property damage to, and decontamination of, property at Palo Verde in the aggregate amount of $2.7 billion, a substantial portion of which must first be applied to stabilization and decontamination. Finally, the Company has obtained insurance against a portion of any increased cost of generation or purchased power which may result from an accidental outage of any of the three Palo Verde units if the outage exceeds 23 weeks.

NEWMAN POWER STATION

     The Company's Newman Power Station, located in El Paso, Texas, consists of four generating units with an aggregate capacity of 482 MW. The units operate primarily on natural gas, but can also operate on fuel oil.

RIO GRANDE POWER STATION

     The Company's Rio Grande Power Station, located in Sunland Park, New Mexico, adjacent to El Paso, Texas, consists of three steam-electric generating units with an aggregate capacity of 246 MW. The units operate primarily on natural gas, but can also operate on fuel oil.

FOUR CORNERS STATION

     The Company owns an undivided 7% interest in Units 4 and 5 at Four Corners, located in northwestern New Mexico. The two coal-fired generating units each have a generating capacity of 739 MW. The Company shares power entitlements and certain allocated costs of the two units with APS (the Four Corners operating agent) and the other participants.

     Four Corners is located on land held under easements from the federal government and a lease from the Navajo Nation that expires in 2016. Certain of the facilities associated with Four Corners, including transmission lines and almost all of the contracted coal sources, are also located on Navajo land. Units 4 and 5 are located adjacent to a surface-mined supply of coal. See "Environmental Matters-Coal Mine Reclamation" below.

COPPER POWER STATION

     The Company's Copper Power Station, located in El Paso, Texas, consists of a 68 MW combustion turbine used primarily to meet peak demands. The unit operates primarily on natural gas, but can also operate on fuel oil. The Company leases the combustion turbine and other generation equipment at the station under a lease that expires in July 2000, with renewal options for up to seven additional years.

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

     Springerville-Diablo Line. The Company owns a 310-mile, 345 KV transmission line from Tucson Electric Power Company's ("TEP") Springerville Generating Plant near Springerville, Arizona, to the Luna Substation near Deming, New Mexico, and to the Diablo Substation near Sunland Park, New Mexico, providing an interconnection with TEP for delivery of the Company's generation entitlements from Palo Verde and, if necessary, Four Corners.

     Arroyo-West Mesa Line. The Company owns a 202-mile, 345 KV transmission line from the Arroyo Substation located near Las Cruces, New Mexico, to PNM's West Mesa Substation located near Albuquerque, New Mexico. This is the delivery point for the Company's generation entitlement from Four Corners, which is transmitted to the West Mesa Substation over approximately 150 miles of transmission lines owned by PNM. This transmission line also carries power from the region to the west and north of Four Corners, where the Company has a major interconnection with the other Four Corners participants.

     Greenlee-Newman Line. The Company owns an undivided interest in a 196-mile, 345 KV transmission line from the Newman Power Station to TEP's Greenlee Substation in Arizona. This line provides an interconnection with TEP for delivery of the Company's entitlements from Palo Verde and, if necessary, Four Corners.

     AMRAD-Eddy County Line. The Company owns an undivided 66.7% interest in a 125-mile, 345 KV transmission line from the AMRAD Substation near Oro Grande, New Mexico, to the Company's and TNP's high voltage direct current terminal at the Eddy County substation near Artesia, New Mexico. This terminal enables the Company to connect its transmission system to that of SPS, providing the Company with access to power markets to the east.

     Issues Regarding Operation of Transmission System. As previously reported, the Company experienced four system-wide outages between September 1995 and March 1996. As a result of remedial actions begun in November 1995, however, the Company has not experienced a system outage since March 1996. The remedial actions included relay equipment replacements, transmission structure reconfigurations and implementation of load-shedding schemes designed to limit the extent of system instability under certain atypical conditions. The Company continues to import normal amounts of power over its transmission system and believes that it has identified and corrected the root causes of the outages to such a degree as to preclude, to the extent possible, similar future occurrences.

ENVIRONMENTAL MATTERS

     The Company is subject to regulation with respect to air, soil and water quality, solid waste disposal and other environmental matters by federal, state and local authorities. These authorities govern current facility operations and exercise continuing jurisdiction over facility modifications. Environmental regulations can change rapidly and are difficult to predict. Because construction of new facilities is subject to standards imposed by environmental regulation, substantial expenditures may be required to comply with such regulations. The Company analyzes the costs of its obligations arising from environmental matters on an ongoing basis, and management believes it has made adequate provision in its financial statements to meet such obligations. However, unforeseen expenses associated with compliance could have a material adverse effect on the future operations and financial condition of the Company.

     PCB Treatment, Inc. The Company received a request from the U.S. Environmental Protection Agency ("EPA") to participate in the remediation of polychlorinated biphenyls ("PCBs") at two facilities in Kansas and Missouri, which had been operated by PCB Treatment, Inc. ("PTI"). Presently, PTI has discontinued operations and the EPA has determined that PTI's abandoned facilities require remediation.

     The Company and the PTI Steering Committee, which consists of the largest generators of the PCBs sent to PTI, have executed a settlement agreement. In consideration for the payment of approximately $0.2 million, the settlement agreement excuses any further liability by the Company to the Steering Committee and indemnifies the Company for any liabilities to other parties as may be asserted in the future.

     On September 16, 1997, the EPA sent the Company a "general notice of liability" wherein the agency formally notified the Company that it was considered a Potentially Responsible Party at the sites. The Company believes any liability it may face at the sites is covered by the settlement agreement. Accordingly, the Company immediately notified the Steering Committee and demanded it defend and indemnify the Company as provided in the settlement agreement. The Steering Committee informed the Company that it intends to honor this indemnity obligation.

     The Company may still face liability for possible deliveries of PCBs by PTI to a third site which is also subject to remedial action by the federal authorities, except to the extent that those PCBs were transferred from the first site. The Company's records do not indicate any deliveries of PCBs to this third site. The Company believes it is unlikely to face substantial unindemnified liabilities associated with this third site.

     Coal Mine Reclamation. The Company has been informed by APS that the Company's estimated financial obligation for coal mine reclamation at Four Corners is not being fully reflected in the costs for which the Company is billed. APS, the operating agent for Four Corners, is performing an analysis to establish an appropriate revised cost estimate. Based on preliminary estimates from APS and the coal provider, the Company recorded a liability of approximately $12 million in 1996 which reflects the present value of the estimated future costs of reclamation for its share of the coal mine reclamation obligation.

                              CONSTRUCTION PROGRAM

     The Company has no current plans to construct any new generating facilities through at least 2004. Utility construction expenditures reflected in the table below consist primarily of expanding and updating the electric transmission and distribution systems and the cost of improvements and purchases of new steam generators at Palo Verde. The Company's estimated cash construction costs for 1998 through 2001 are approximately $220 million. Actual costs may vary from the construction program estimates set forth below. Such estimates are reviewed and updated periodically to reflect changed conditions.

             BY YEAR (1)                              BY FUNCTION
            (IN MILLIONS)                            (IN MILLIONS)
-------------------------------------   -------------------------------------

1998........................     $ 51   Production (1)...............    $ 57
1999........................       57   Transmission.................      22
2000........................       56   Distribution.................     105
2001........................       56   General......................      36
                                 ----                                    ----
  Total.....................     $220   Total........................    $220
                                 ====                                    ====

-------------------

(1) Does not include acquisition costs for nuclear fuel. See "Energy Sources--Nuclear Fuel."

                                 ENERGY SOURCES

GENERAL

     The following table summarizes the percentage contribution of nuclear fuel, natural gas, coal and purchased power to the total KWH energy mix of the
Company:

                                                                      YEARS ENDED DECEMBER 31,
                                                           --------------------------------------------
                      POWER SOURCE                              1997           1996            1995
                                                           ------------    ------------    ------------

Nuclear Fuel.............................................           53%           53%           53%
Natural Gas..............................................           34            32            30
Coal.....................................................            6             7             9
Purchased Power..........................................            7             8             8
                                                                  ----           ---          ----
  Total..................................................          100%          100%          100%
                                                                  ====           ===          ====

     Fuel and purchased power costs are generally passed through directly to customers in Texas and New Mexico pursuant to currently applicable regulations. Historical fuel costs and revenues are reconciled periodically in proceedings before the appropriate commission to establish the applicable fuel rate to be charged customers and to determine whether a refund or surcharge based on such historical costs and revenues is necessary. See "Regulation-Texas Rate Matters-Fuel" and "-New Mexico Rate Matters-Fuel."

NUCLEAR FUEL

     The Palo Verde Participants have contracts for uranium concentrate which should be sufficient to meet Palo Verde's operational requirements through at least 2000. The Company made spot purchases of uranium during 1997 to take advantage of low market prices. Additional spot purchases may be made as appropriate. The Palo Verde Participants have contracted for up to 100% of conversion services required through 2000. The Palo Verde Participants have an enrichment services contract with the United States Enrichment Corporation ("USEC") which obligates USEC to furnish the enrichment services required for the operation of the three Palo Verde units through 2002, with an option for five additional years. A new contract provides fuel assembly fabrication services for each Palo Verde unit through 2016.

     Nuclear Fuel Financing. Pursuant to the ANPP Participation Agreement, the Company owns an undivided interest in nuclear fuel purchased in connection with Palo Verde. The Company has available a $100 million credit facility that provides for working capital and up to $60 million for the financing of nuclear fuel. At December 31, 1997, approximately $52.0 million had been drawn to finance nuclear fuel. This financing is effected through a trust that borrows under the facility to acquire and process the nuclear fuel. The Company is obligated to repay the trust's borrowings, and has secured this obligation with First Mortgage Collateral Series Bonds. In the Company's financial statements, the assets and liabilities of the trust are reported as assets and liabilities of the Company.

NATURAL GAS

     In 1997, the Company's natural gas requirements at the Rio Grande Power Station were met solely with spot natural gas purchases from various suppliers. Interstate gas is delivered under a firm ten-year transportation agreement, which expires in 2001. Based on the current availability of economical and reliable spot natural gas, the Company anticipates it will continue to purchase spot natural gas for a portion of the fuel needs for the Rio Grande Power Station for the near term. To complement the spot purchases in 1998, the Company has entered into a one-year fixed-price gas supply contract. In addition, the Company has entered into a partial-year gas supply contract (April through October 1998). For the long term, the Company will evaluate the availability of spot natural gas versus other supplies in obtaining a reliable and economical supply for the Rio Grande Power Station.

     In 1997, natural gas for the Newman and Copper Power Stations was supplied pursuant to an intrastate natural gas contract which became effective January 1, 1997 and which expires December 31, 2001. To supplement this contract, the Company entered into a second natural gas supply agreement, which runs through 2001.

COAL

     APS, as operating agent for Four Corners, purchases Four Corners' coal requirements from a supplier with a long-term lease of coal reserves owned by the Navajo Nation. The Company, based upon information from the operating agent, believes that Four Corners has sufficient reserves of coal to meet the plant's operational requirements for its useful life.

PURCHASED POWER

     To supplement its own generation and operating reserves, the Company has a firm power purchase agreement with SPS for amounts ranging from 50 MW to 110 MW for 1998.

                             OPERATING STATISTICS

                                                                                        DECEMBER 31,
                                                                  -------------------------------------------------------
                                                                      1997               1996 (A)             1995 (B)
                                                                  -------------        -------------        -------------
Operating revenues (In thousands):
  Base revenues:
    Retail:
      Residential...............................................    $  146,412           $  141,719           $  128,295
      Commercial and industrial, small..........................       143,395              138,910              128,715
      Commercial and industrial, large..........................        45,581               43,483               40,870
      Sales to public authorities...............................        64,328               65,534               59,613
                                                                    ----------           ----------           ----------
        Total retail............................................       399,716              389,646              357,493
    Wholesale sales for resale..................................        59,263               71,254               74,557
                                                                    ----------           ----------           ----------
        Total base revenues.....................................       458,979              460,900              432,050
  Fuel revenues and economy sales...............................       130,172              114,042               68,823
  Other.........................................................         4,887                3,981                3,744
                                                                    ----------           ----------           ----------
        Total operating revenues................................    $  594,038           $  578,923           $  504,617
                                                                    ==========           ==========           ==========
Number of customers (End of year):
  Residential...................................................       254,348              250,209              245,245
  Commercial and industrial, small..............................        25,900               25,304               24,615
  Commercial and industrial, large..............................           115                  102                   89
  Other.........................................................         3,811                3,711                3,674
                                                                    ----------           ----------           ----------
        Total...................................................       284,174              279,326              273,623
                                                                    ==========           ==========           ==========
Average annual KWH use per residential customer.................         6,285                6,238                6,057
                                                                    ==========           ==========           ==========

Energy supplied, net, KWH (In thousands):
  Generated.....................................................     8,186,187            7,920,675            7,439,404
  Purchased and interchanged....................................       617,651              711,791              584,853
                                                                    ----------           ----------           ----------
        Total...................................................     8,803,838            8,632,466            8,024,257
                                                                    ==========           ==========           ==========
Energy sales, KWH (In thousands):
  Retail:
    Residential.................................................     1,587,733            1,545,274            1,473,349
    Commercial and industrial, small............................     1,834,953            1,779,986            1,754,176
    Commercial and industrial, large............................     1,271,449            1,216,941            1,121,329
    Sales to public authorities.................................     1,090,312            1,110,706            1,068,048
                                                                    ----------           ----------           ----------
                                                                     5,784,447            5,652,907            5,416,902
  Wholesale:
    Sales for resale............................................     1,897,885            1,753,553            1,646,357
    Economy sales...............................................       640,017              757,999              538,102
                                                                    ----------           ----------           ----------
        Total sales.............................................     8,322,349            8,164,459            7,601,361
  Losses and company use........................................       481,489              468,007              422,896
                                                                    ----------           ----------           ----------
        Total...................................................     8,803,838            8,632,466            8,024,257
                                                                    ==========           ==========           ==========
Native system:
  Peak load, KW.................................................     1,122,000            1,105,000            1,088,000
  Net generating capacity for peak, KW..........................     1,500,000            1,500,000            1,500,000
  Load factor...................................................          64.0%                63.4%                61.6%
                                                                    ==========           ==========           ==========
Total system:
  Peak load, KW.................................................     1,442,000            1,387,000            1,374,000
  Net generating capacity for peak, KW..........................     1,500,000            1,500,000            1,500,000
  Load factor...................................................          64.0%                64.2%                62.0%
                                                                    ==========           ==========           ==========

(A) Financial data is based on the combined results for the Predecessor Company for the period January 1, 1996 to February 11, 1996 and the Reorganized Company for the period February 12, 1996 to December 31, 1996.
(B) Predecessor Company.

                                   REGULATION

TEXAS RATE MATTERS

     The rates and services of the Company in Texas municipalities are regulated by those municipalities, and in unincorporated areas by the Texas Commission. The largest municipality in the Company's service area is the City of El Paso. The Texas Commission has exclusive appellate jurisdiction to review municipal orders and ordinances regarding rates and services in Texas and jurisdiction over certain other activities of the Company. The decisions of the Texas Commission are subject to judicial review.

     Rate Stipulation and Agreed Order. The Company's rates for its Texas customers are governed by a rate order entered by the Texas Commission in Docket 12700 adopting a Rate Stipulation and Agreed Order entered into by the Company, the Texas Commission staff, the City of El Paso and virtually all other intervenors in the case. The Agreed Order implemented certain provisions of the Rate Stipulation and set rates consistent with the Rate Stipulation. Among other things, under the Rate Stipulation: (i) the Company's base rates for most customers in Texas were fixed for the ten-year Freeze Period which began in August 1995; (ii) the City of El Paso granted the Company a new franchise that extends through the Freeze Period; (iii) the Company will retain 75% during the first five years of the Freeze Period and 50% during the remainder of the Freeze Period of (A) the net revenues generated by providing third-party transmission services and (B) profit margins from certain off-system power sales; (iv) the Company's reacquisition of the Palo Verde leased assets was deemed to be in the public interest; and (v) all appeals of Texas Commission orders concerning the Company and all outstanding Texas Commission dockets concerning the Company's rates were resolved.

     Neither the Rate Stipulation nor the Agreed Order deprives the Texas regulatory authorities of their jurisdiction over the Company during the Freeze Period. However, the Texas Commission determined in the Agreed Order that the rate freeze is in the public interest and results in just and reasonable rates. Further, the signatories to the Rate Stipulation (other than the General Counsel, OPC and the State of Texas) agreed not to seek to initiate an inquiry into the reasonableness of the Company's rates during the Freeze Period and to support the Company's entitlement to rates at the freeze level throughout the Freeze Period. The Company believes, but cannot assure, that its cost of service will support rates at or above the freeze level throughout the Freeze Period and, therefore, does not believe any attempt to reduce the Company's rates would be successful. However, during the Freeze Period, the Company is precluded from seeking rate increases in Texas, even in the event of increased operating or capital costs. In the event of a merger, the parties to the Rate Stipulation retain all rights provided in the Rate Stipulation, their rights to participate as a party in any proceeding related to the merger, and the right to pursue a reduction in rates below the freeze level to the extent of post-merger synergy savings.

     Fuel. Pursuant to Texas Commission rules, the Company periodically must make a filing reconciling the revenues collected from Texas customers under its fixed fuel factor with the fuel and purchased power expenses actually incurred for the period covered by the reconciliation. A fuel and purchased power reconciliation must include not less than twelve months nor more than thirty-six months of reconcilable data. The Company has not filed a reconciliation for any period since June 1995. Differences between revenues collected and expenses incurred are subject to a refund to customers (in the case of an overrecovery of fuel costs) or surcharge (in the case of an underrecovery of fuel costs). The Texas Commission staff, local regulatory authorities such as the City of El Paso, and customers are entitled to intervene in a fuel reconciliation proceeding and to challenge the recovery of fuel and purchased power expenses.

     Higher than expected natural gas prices were experienced in December 1996, continued in the first quarter of 1997 and remained at higher levels through the remainder of 1997 compared to 1996. These higher natural gas prices have increased the Company's underrecovered fuel costs, which will be reviewed in the next Texas fuel reconciliation. A significant disallowance of fuel costs in this reconciliation could have an adverse effect on the Company's financial results. In January 1998, the Company filed a request with the Texas Commission to increase its Texas fixed fuel factor and implement a surcharge, subject to reconciliation, of its underrecovered fuel costs. The Company entered into a stipulation with all parties to the docket to implement the surcharge and a new fixed fuel factor. Both the fixed fuel factor and surcharge are expected to go into effect in April 1998.

     Palo Verde Performance Standards. The Texas Commission has established performance standards for the operation of Palo Verde, pursuant to which each Palo Verde unit is evaluated annually to determine whether its three-year rolling average capacity factor entitles the Company to a reward or subjects it to a penalty. There are five performance bands based around a target capacity factor of 70%. The capacity factor is calculated as the ratio of actual generation to maximum possible generation. If the capacity factor, as measured on a station-wide basis for any consecutive 24-month period, should fall below 35%, the Texas Commission could reconsider the rate treatment of Palo Verde, regardless of the provisions of the Rate Stipulation. The removal of Palo Verde from rate base could have a significant negative impact on the Company's revenues and financial condition. For the three-year rolling average period ended December 31, 1997, Palo Verde Units 1, 2 and 3 achieved capacity factors of 83.75%, 83.04% and 88.70%, respectively. These capacity factors result in the Company's entitlement to a combined reward of $2.8 million pursuant to the formula established by the Texas Commission for the Palo Verde units.

NEW MEXICO RATE MATTERS

     The New Mexico Commission has jurisdiction over the Company's rates and services in New Mexico and over certain other activities of the Company, including prior approval of the issuance, assumption or guarantee of securities. The New Mexico Commission's decisions are subject to judicial review. Current base rates in New Mexico were established in 1990 and have not increased since. The Company does not have an agreement with New Mexico regulatory authorities or parties to past New Mexico regulatory proceedings comparable to the Rate Stipulation. The largest city in the Company's New Mexico service territory is Las Cruces, which in 1997 accounted for 8% of the Company's total revenue. See
Item 3, "Legal Proceedings-Litigation with Las Cruces."

     Pending Rate Case. In October 1996, the New Mexico Commission issued an order in Case No. 2722, requiring the Company to answer certain ratepayer complaints and to file a rate filing package, including cost of service data and supporting testimony. On March 3, 1997, the Company filed with the New Mexico Commission all of the rate filing package data required by the Commission's order. Although the Company's filing demonstrates a revenue deficiency of approximately $8.6 million under current rates, the Company did not request a rate change to recover the deficiency. The New Mexico Commission could order a rate reduction or, alternatively, in response to economic factors and regulatory, political and competitive pressures, the Company could agree to a rate reduction as part of an overall settlement of all issues in New Mexico. Prosecution of the rate case before the New Mexico

Commission is expected to be completed before the end of 1998. The Company is unable at this time to predict the outcome of this proceeding.

     Fuel. The Company is required to make annual filings with the New Mexico Commission to reconcile the revenues collected under its fixed fuel factor with its fuel and purchased power expenses actually incurred, and to report the results of Palo Verde performance standards. These reports are due by January 31 of each year for the preceding calendar year, and are filed along with the Company's request to revise its fixed fuel factor to reflect current projections of fuel and purchased power costs and to include the over or underrecovery reflected in the reconciliation report and the reward or penalty reflected in the performance standards report. On October 31, 1997, the Company filed testimony and evidence supporting its continued use of the methodology and manner of collecting fuel and purchased power costs reflected in its tariffs. A hearing on this filing is scheduled for July 1998.

     The Company's 1998 annual filing reflects a significant increase in the monthly fuel charge. This increase is necessary because of (i) significant increases in the spot price of natural gas and (ii) the delayed implementation of the 1997 change, effective with bills rendered on or after August 1, 1997, which has caused the Company to underrecover its fuel costs in New Mexico by approximately $5.3 million for the year ended December 31, 1997. The recovery of this amount, coupled with continued higher gas costs for 1998, results in an increase in the proposed 1998 fixed fuel factor of approximately 24% over the present factor. The Company believes it has fully justified its fuel and purchased power costs and recovery methodology. In March 1998, the New Mexico Commission consolidated the 1998 annual filing and the October 1997 filing for hearing in July 1998. There can be no assurance that the New Mexico Commission will accept the Company's proposed fixed fuel factor. As in Texas, interested parties are allowed to intervene and challenge the recoverability of fuel expenses. A significant disallowance of fuel costs could have an adverse effect on the Company's financial results.

     Palo Verde Performance Standards. The New Mexico Commission has established performance standards for the operation of Palo Verde, pursuant to which the entire Palo Verde station is evaluated annually to determine if its achieved capacity factor allows the Company to claim a reward or subjects it to a penalty. There are five performance bands based around a target capacity factor of 67.5%. Because Unit 3 is not included in the Company's New Mexico rate base, any penalty or reward calculated on a total station basis is limited to two-thirds of such penalty or reward. The capacity factor is calculated as the ratio of actual generation to maximum possible generation. If the annual capacity factor is 35% or less, the New Mexico Commission is required to initiate a proceeding to reconsider the rate base treatment of Palo Verde Units 1 and 2. The removal of Palo Verde from rate base could have a significant negative impact on the Company's revenues and financial condition. For the year ended December 31, 1997, the Palo Verde station capacity factor was 88.43%.
This capacity factor results in the Company's entitlement to a reward of $1.1 million, pursuant to the formula established by the New Mexico Commission for the Palo Verde units.

FEDERAL REGULATORY MATTERS

     Federal Energy Regulatory Commission. The Company is subject to regulation by the FERC in certain matters, including rates for wholesale power sales, transmission of electric power and the issuance of securities.

     The Company has a long-term firm power sales agreement with IID providing for the sale of 100 MW of firm capacity and 50 MW of contingent capacity through April 2002. The agreement generally provides for level sales prices over the life of the agreement. The Company also has a firm power sales agreement with TNP, providing for sales to TNP in the minimum amount of 25 MW through 2002. Sales prices are essentially level for the remaining life of the agreement. Rate tariffs currently applicable to IID and TNP contain fuel and purchased power cost adjustment provisions designed to recover the Company's fuel and purchased power costs.

     In July 1996, the Company filed its open access transmission tariffs (Docket No. OA96-200-000) (the "Open Access Case"), in compliance with FERC Order No. 888, Promoting Wholesale Competition Through Open Access Non-Discriminatory Transmission Services by Public Utilities; Recovery of Stranded Costs by Public Utilities and Transmitting Utilities ("Order No. 888"), covering network and point-to-point transmission services and the six specifically required ancillary services. Several parties, including Las Cruces, other utilities and several wholesale power marketers, intervened and filed protests to the Company's tariffs. Issues raised by the intervenors included rates and the terms and conditions of the Company's tariffs, including the treatment of and costs related to, certain facilities making access to the CFE more available to parties other than the Company. In February 1997, the Company entered into a stipulated agreement among the various parties settling all rate issues related to the Open Access Case. Under the settlement, the Company will provide transmission service, to the extent transmission capacity is available, to any party for firm or interruptible service to the CFE until the earlier of the end of 1998 or the date the FERC rules on the complaint filed by one of the wholesale power marketers that submitted a bid in 1996 to the CFE. See "Department of Energy" below.

     Intervenors in the Open Access Case also raised certain issues relating to the criteria by which the Company will determine the amount of transmission capacity that is available for use by third parties desiring to use its transmission system. Hearings related to these issues were conducted before a FERC administrative law judge in January 1998. A final decision from the FERC on these issues is not expected until the fourth quarter of 1998. The Company does not expect a material financial impact to result from a FERC ruling.

     In July 1996, Las Cruces exercised its right under Order No. 888 to request that the Company calculate Las Cruces' stranded cost obligation should it leave the Company's system and operate its own municipal utility. For a discussion of this proceeding, see Item 3, "Legal Proceedings-Litigation with Las Cruces."

     Department of Energy. The DOE regulates the Company's exports of power to the CFE in Mexico pursuant to a license granted by the DOE and a presidential permit. In addition, the DOE is authorized to assess operators of nuclear generating facilities for a share of the costs of decommissioning the DOE's uranium enrichment facilities and for the ultimate costs of disposal of spent nuclear fuel. See "Facilities-Palo Verde Station-Spent Fuel Storage."

     In September 1996, one of the wholesale power marketers that submitted a bid in 1996 to the CFE in connection with renewal of the interchange agreement for the supply of power during 1997 to Ciudad Juarez, Mexico, filed a complaint against the Company with the FERC. The complaint sought emergency relief and requested the FERC to direct the Company to enter into an agreement to provide firm point-to-point transmission service to the CFE under the Company's open access transmission tariff. In October 1996, the FERC issued an order requiring the Company to provide point-to-point transmission service over the Company's transmission system to substation facilities near the United States/Mexico border. The FERC, however, concurred with the Company's position that the FERC does not have jurisdiction to order transmission across the border, suggesting that the DOE has such jurisdiction. The DOE subsequently issued a Notice of Delegation and Assignment which delegated to the FERC the DOE's authority to carry out its duties in this case. The FERC has docketed the Delegation and Assignment and the process is expected to continue throughout 1998.

     Nuclear Regulatory Commission. The NRC has jurisdiction over the Company's licenses for Palo Verde and regulates the operation of nuclear generating stations to protect the health and safety of the public from radiation hazards and has authority to conduct environmental reviews pursuant to the National Environmental Policy Act.

OTHER WHOLESALE CUSTOMERS

     The term of the Company's previous one-year 1997 sales agreement for firm capacity and associated energy to the CFE terminated December 31, 1997.
Pursuant to a bidding process, the Company was selected by the CFE to provide varying amounts of power during 1998 ranging from 90 to 200 MW. The price is stable throughout the twelve-month term of the agreement and includes charges for capacity and energy as well as transmission and any required ancillary services. Under the new agreement, the Company's revenues in 1998 related to power sales to the CFE are expected to be similar to 1997 revenues. There can be no assurance that the CFE will remain a customer after 1998. The agreement requires payment in United States dollars.

RECENT CHANGES IN UTILITY REGULATION

     General. The electric utility industry faces increasing pressure to become more competitive as legislative, regulatory, economic and technological changes occur. Federal and state legislation, regulatory initiatives, and proposed initiatives in Texas and New Mexico encourage competition in the industry, and ultimately in the Company's service area. Together with increasing customer demand for lower priced electricity and other energy services, these measures have accelerated the industry's movement toward more competitive pricing and cost structures. Such competitive pressures could result in the loss of customers and could diminish the ability of the Company to fully recover its investment in generation assets, as well as the cost of operating these assets. This issue is particularly important to the Company because its rates are significantly higher than national and regional averages. In the face of increased competition, there can be no assurance that the future operations, cash flows and financial condition of the Company will not be adversely affected, or that the Company will be able to sustain retail rates at the levels established by the Rate Stipulation during the Freeze Period.

     Of particular importance to the Company is the issue of ultimate recoverability of "stranded costs," or costs previously found by regulatory authorities to be reasonable and prudent, but which at the same time are higher than would be recovered under immediate, full competition. There is substantial discussion and debate on this issue on both a national and state level and, at this time, there appears to be no clear solution. At the federal level, the FERC has announced, through a formal rulemaking, its intention to allow 100% recovery of all legitimate verifiable stranded costs attributable to FERC jurisdictional customers. Texas and New Mexico commissions and legislatures are engaged in various activities which are attempting to address the issue of stranded cost recovery from customers subject to their jurisdictions.

     FERC. In April 1996, the FERC issued its Order No. 888, requiring all public utilities owning, operating or controlling facilities used for transmitting electricity in interstate commerce to (i) file open access transmission tariffs containing minimum terms and conditions of non-discriminatory service and (ii) take transmission service (including ancillary services) for their own new wholesale sales and purchases of electric energy under the open access tariffs. Additionally, Order No. 888 permits public utilities to seek recovery of legitimate, prudent and verifiable stranded costs and provides a mechanism for the recovery of such costs. Order No. 888 also provides for recovery of costs associated with former power customers and new municipally-owned entities becoming transmission-only customers as a result of providing open access transmission if the utility had a reasonable expectation of continuing to provide service to the departing customer. Order No. 888 established criteria under which stranded costs will be evaluated for contracts entered into prior to July 11, 1994, and for stranded costs resulting from the formation of any new municipal utilities. Recovery of stranded costs under contracts entered into after July 10, 1994, will be governed by the terms of those contracts.

     In April 1996, the FERC also issued Order No. 889, Open Access Same-Time Information System (formerly Real-Time Information Networks) and Standards of Conduct ("Order No. 889"). Order No. 889 requires all public utilities owning, operating or controlling facilities used for transmitting electricity in interstate commerce to develop and maintain an Open Access Same-Time Information System that will give existing and potential transmission users access to transmission-related information on a basis consistent with that available to a utility's employees engaged in the buying and selling of power. Order No. 889 further requires public utilities to separate their transmission and generation marketing functions and adopt standards of conduct ensuring that all open access transmission customers are treated in a non-discriminatory manner.

     Texas. During 1996, the Texas Commission conducted projects to evaluate the (i) scope of competition in the electric industry in Texas and (ii) potential stranded investment, procedures for allocating stranded costs, and acceptable methods of stranded cost recovery. The Texas Commission's report, which was issued in January 1997, recommended a careful and deliberate approach to continued expansion of competition in the Texas electric market, ultimately leading to retail competition with certain safeguards, and recommended against any legislation that would introduce broad-based retail competition before 2000. The Texas Commission also quantified the potential retail "excess of cost over market" ("ECOM") under several scenarios. In February 1998, the Texas Commission requested all Texas utilities to revise the ECOM estimates based on certain updated assumptions. Using the Texas Commission's revised model inputs, the Company's revised ECOM estimates range from a high of $1.5 billion to a low of $843 million, with an expected value of $1.2 billion, assuming full retail access in 1999. Although several pieces of legislation were offered during the 1997 Texas legislative session, no significant deregulation legislation was passed.

     In August 1997, the Lieutenant Governor appointed seven senators to serve on a special interim committee to study the various issues involved in a possible transition to a competitive electric market. The committee is receiving testimony from various parties, including environmental advocates, consumer advocates, power marketers, public power entities, electric cooperatives and investor-owned utilities, as well as testimony and comments from the public at large, and is holding public hearings across the state on various aspects of the electric industry restructuring debate. The Association of Electric Companies of Texas (the "AECT") testified on behalf of all investor-owned utilities in Texas, including the Company. The AECT testified that it would support retail competition that provides benefits to all consumers, maintains electric system reliability, provides for equitable treatment of all competitors and provides for the preservation of prior regulatory commitments. The committee is expected to file a final report in late 1998. Recently, the Lieutenant Governor asked the Texas Comptroller of Public Accounts to initiate a study to review the impact of a deregulated electric market on state and local tax systems.

     New Mexico. In 1995, the New Mexico Commission initiated a notice of inquiry regarding competition and the restructuring of regulation of the electric industry. The New Mexico Commission received comments from numerous parties representing various interests and conducted workshops in an attempt to arrive at a consensus with respect to the need for regulatory change, the nature of such change and the timing/transition of any changes. No consensus was reached by the participants. The New Mexico Commission also commenced a collaborative process with the assistance of facilitators in an attempt to reach consensus. Although that collaborative process failed to reach a consensus around which restructuring legislation could be drafted, the New Mexico investor-owned utilities, including the Company, have agreed to support legislation that would permit retail competition provided: (i) all customers have the opportunity to benefit, (ii) reliability of electric service is maintained, (iii) all energy suppliers are subject to the same laws and regulations, (iv) the price of electric generating capacity and electric energy is determined solely by market forces, (v) unbundled transmission and distribution functions remain subject to regulation, and (vi) each electric utility must have a reasonable opportunity to recover its stranded costs. The 1998 legislative session concluded without the passage of any significant deregulation legislation.

      REORGANIZATION UNDER CHAPTER 11 OF THE UNITED STATES BANKRUPTCY CODE

     On February 12, 1996, the Company emerged from a bankruptcy proceeding which it instituted in January 1992. As a result of the Reorganization, the Company significantly reduced its debt and simplified its capital structure.
The Company's total obligations subject to compromise (including obligations related to the Palo Verde Leases, which represented $700 million of allowed claims in the Bankruptcy Case) prior to its Reorganization was $2,007 million. Under the Plan, this debt and the Palo Verde Lease obligations were extinguished and the creditors received a combination of $212 million cash and newly issued debt and equity securities of the Reorganized Company consisting of $1,189 million of long-term bonds and financing and capital lease obligations, $100 million of redeemable preferred stock and $255 million of common stock.

     Under the Plan, all of the Predecessor Company's common and preferred stock was canceled and the holders of such securities received approximately $45 million (15%) of the Reorganized Company's common stock and the right to receive certain potential litigation recoveries which ultimately amounted to $20 million. In addition, on the Effective Date, the Palo Verde Leases were terminated and the Company reacquired such interests. See Part II, Item 8, "Financial Statements and Supplementary Data-Note H of Notes to Financial Statements."

     The Reorganized Company's financial statements for periods after February 12, 1996 are not comparable to the Predecessor Company's financial statements for periods before February 12, 1996. A vertical line is shown in the accompanying selected financial data and financial statements to separate the Reorganized Company from the Predecessor Company because the respective financial information has not been prepared on a consistent basis of accounting.

                                   EXECUTIVE OFFICERS OF THE COMPANY

                                                        Current Position and
        Name                          Age                Business Experience
        ----                          ---               ---------------------
James S. Haines.....................    51     Chief Executive Officer, President and Director since
                                                 May 1996; Executive Vice President and Chief Operating
                                                 Officer of Western Resources, Inc. from June 1995 to May
                                                 1996; Executive Vice President and Chief Administrative
                                                 Officer of Western Resources, Inc. from April 1992 to
                                                 June 1995.

Eduardo A. Rodriguez................    42     Senior Vice President - Customer and Corporate Services
                                                 since August 1996; Senior Vice President since January
                                                 1994; Vice President from April 1992 to January 1994;
                                                 General Counsel from 1988 to August 1996; Secretary from
                                                 January 1989 to January 1994.

J. Frank Bates......................    47     Vice President - Transmission and Distribution since
                                                 August 1996; Vice President - Operations from May 1994 to
                                                 August 1996; Vice President - Customer Services Texas
                                                 Division from June 1989 to May 1994.

Michael L. Blough...................    42     Vice President - Administration since August 1996; Vice
                                                 President since May 1995; Controller and Chief
                                                 Accounting Officer from November 1994 to August 1996;
                                                 Assistant Vice President - Financial Planning from
                                                 September 1990 to November 1994.

Gary R. Hedrick.....................    43     Vice President, Chief Financial Officer and Treasurer
                                                 since August 1996; Treasurer since March 1996; Vice
                                                 President - Financial Planning and Rate Administration
                                                 from September 1990 to August 1996.

John C. Horne.......................    49     Vice President - Power Generation since August 1996; Vice
                                                 President - Power Supply from May 1994 to August 1996;
                                                 Vice President - Transmission Systems Division from
                                                 August 1989 to May 1994.

Robert C. McNiel....................    51     Vice President - New Mexico Affairs since December 1997;
                                                 Vice President - Public Affairs and Marketing from August
                                                 1996 to December 1997; Vice President - New Mexico
                                                 Division from December 1989 to August 1996.

Terry Bassham.......................    37     General Counsel since August 1996; Shareholder with
                                                 Clark, Thomas & Winters, P.C. from May 1993 to August
                                                 1996; Shareholder with Moreno, Fry & Bassham from
                                                 February 1992 to May 1993.

Guillermo Silva, Jr.................    44     Secretary since January 1994; Assistant Secretary from
                                                 June 1989 to January 1994.

     The executive officers of the Company are elected annually and serve at the discretion of the Board of Directors.

ITEM 2.  PROPERTIES

     The principal properties of the Company are described in Item 1, "Business," and such descriptions are incorporated herein by reference. Transmission lines are located either on private rights-of-way, easements or on streets or highways by public consent. See Part II, Item 8, "Financial Statements and Supplementary Data-Note F of Notes to Financial Statements" for information regarding encumbrances against the principal properties of the Company.

ITEM 3.  LEGAL PROCEEDINGS

                           LITIGATION WITH LAS CRUCES

     Las Cruces is attempting to replace the Company as the electric service provider in Las Cruces by acquiring, through condemnation or a negotiated purchase, the distribution assets and other facilities used to provide electric service to customers in Las Cruces. Sales to customers in Las Cruces represent approximately 8% of the Company's operating revenues.

     In April 1995, Las Cruces filed a complaint against the Company in New Mexico state court, seeking a declaratory judgment that Las Cruces has a right of eminent domain to condemn the electric distribution system and related facilities owned and operated by the Company within and adjacent to the city limits. In May 1995, the Company removed the case to federal district court in New Mexico. Following a trial on the merits, the Federal Magistrate granted the Company's motion to certify to the New Mexico Supreme Court the question of whether Las Cruces possesses the authority to condemn the Company's property for use as a municipal utility when that property is already devoted to public use. Prior to a ruling by the New Mexico Supreme Court, the New Mexico legislature enacted a bill which purports to give Las Cruces the authority to condemn the Company's distribution system within its city limits and a territory extending five miles beyond the municipal boundary. On February 11, 1998, the New Mexico Supreme Court ruled that the subsequent legislation rendered moot the certified question before the Supreme Court. On February 26, 1998, the Company received notice from Las Cruces of its intent to file a condemnation action in New Mexico district court. At this time the Company is unable to predict the outcome of this litigation.

     If Las Cruces succeeds in its efforts to condemn the Company's distribution system, the Company could lose its Las Cruces customer base, although the Company would be entitled to receive "just compensation" as established by the court under New Mexico law. "Just compensation" is generally defined as the amount of money that would fairly compensate the party whose property is condemned. It is the Company's opinion that this amount would be the difference between the value of the Company's entire system prior to the taking, as compared to the value of the entire system after the taking. See Item 1, "Business-Regulation-Federal Regulatory Matters" for a full discussion of stranded costs.

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

     The Company has filed a lawsuit in the Dona Ana County District Court and is pursuing a complaint simultaneously before the New Mexico Commission challenging the legality of the sale of the revenue bonds. In addition, the New Mexico Commission is investigating the agreement between SPS and Las Cruces which, under certain circumstances, would grant Las Cruces an option to sell to SPS electric utility assets acquired through condemnation. In August 1996, the Dona Ana County District Court issued an opinion letter stating that Section 3-23-3 of the New Mexico Municipal Code is inapplicable to home rule municipalities and Las Cruces, therefore, was not required to acquire the New Mexico Commission's approval before issuing revenue bonds to acquire utility property. However, the Court did agree with the Company that the revenue bonds, in this case backed by utility revenues, are subject to the same requirements as those imposed on other revenue bonds backed by gross receipts tax revenues. Therefore, if the Court's finding of the applicability of Las Cruces' home rule authority is overturned on appeal, the Company's position that the issuance of the bonds required prior approval could be upheld. The Company filed an appeal with the New Mexico Court of Appeals and Las Cruces requested an expedited ruling from the Court of Appeals. In August 1997, the New Mexico Court of Appeals certified to the New Mexico Supreme Court the issues related to Las Cruces' authority to issue the revenue bonds. Oral argument before the Supreme Court was held in November 1997.

     In July 1996, Las Cruces exercised its right under Order No. 888 to request that the Company calculate Las Cruces' stranded cost obligation should it leave the Company's system and operate its own municipal utility. The Company's initial non-binding calculation was provided within the statutory period. Las Cruces subsequently filed a request at the FERC for a determination that Las Cruces would have no stranded cost obligation to the Company or, in the alternative, that the FERC convene a hearing to establish the amount of any stranded costs. In August 1997, the FERC issued an order denying Las Cruces' request for a determination that Las Cruces would have no stranded cost obligation, and providing for evidentiary hearings on the following stranded costs issues: (i) whether the Company has met the "reasonable expectation" standard so as to justify recovery of stranded costs from Las Cruces; and (ii) if so, the amount of stranded costs that the Company may recover from Las Cruces. The Company filed testimony in support of its recovery and calculation of stranded costs, calculated pursuant to the FERC formula. After removal of all distribution and transmission related expenses, the Company's testimony reflects a generation stranded cost request of approximately $101 million. In November 1997, Las Cruces filed testimony which takes the position that the Company is entitled to stranded costs in the range of $0 to $19 million. On December 19, 1997, the FERC staff filed testimony estimating the Company's stranded cost to be $29.4 million. Hearings of all issues were conducted at the FERC in February 1998. A final decision from the FERC is not expected before late 1998 or early 1999.

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

     The Company continues to believe that it can provide lower cost electric service to customers in Las Cruces than can be achieved through a municipal takeover. Accordingly, the Company has stated its strong preference for a resolution of its differences with Las Cruces through negotiation rather than litigation and condemnation. A negotiated settlement of the Company's pending rate case in New Mexico could include a reduction in rates and settlement of all issues in New Mexico, which would be likely to create increased political and economic pressure on the Company to reduce rates in Texas.

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

                                  FOUR CORNERS

     In July 1995, the Navajo Nation enacted the Navajo Nation Air Pollution Prevention and Control Act, the Navajo Nation Safe Drinking Water Act and the Navajo Nation Pesticide Act (collectively, the "Acts"). In October 1995, the Four Corners participants requested that the United States Secretary of the Interior resolve their dispute with the Navajo Nation regarding whether the Acts apply to operation of Four Corners. The Four Corners participants subsequently filed a lawsuit in the District Court of the Navajo Nation, Window Rock District, seeking, among other things, a declaratory judgment that (i) the Four Corners leases and federal easements preclude the application of the Acts to the operation of Four Corners; and (ii) the Navajo Nation and its agencies and courts lack adjudicatory jurisdiction to determine the enforceability of the Acts as applied to Four Corners. On October 18, 1995, the Navajo Nation and the Four Corners participants agreed to stay the proceedings indefinitely so the parties may attempt to resolve the dispute without litigation. This matter remains inactive and the Company is unable to predict the outcome of this case.

                                  WATER CASES

     San Juan River System. The Four Corners participants are among the defendants in a suit filed by the State of New Mexico in 1975 in state district court in New Mexico against the United States of America, the City of Farmington, New Mexico, the Secretary of the Interior as Trustee for the Navajo Nation and other Indian tribes and certain other defendants (State of New Mexico ex rel. S. E. Reynolds, New Mexico State Engineer v. United States of America, et al., Eleventh Judicial District Court, County of San Juan, State of New Mexico, Cause No. 75-184). The suit seeks adjudication of the water rights of the San Juan River Stream System in New Mexico, which, among other things, supplies the water used at Four Corners. An agreement reached with the Navajo Nation in 1985 provides that if Four Corners loses a portion of its water rights in the adjudication, the tribe will provide sufficient water from its allocation to offset the loss. The case has been inactive for many years and the Company is unable to predict the outcome of this case.

     Gila River System. In connection with the construction and operation of Palo Verde, APS entered into contracts with certain municipalities granting APS the right to purchase effluent for cooling purposes at Palo Verde. In 1986, a summons was served on APS that required all water claimants in the Lower Gila River Watershed in Arizona to assert any claims to water in an action pending in Maricopa County Superior Court, titled In re The General Adjudication of All Rights to Use Water in the Gila River System and Source. Palo Verde is located within the geographic area subject to the summons and the rights of the

Palo Verde Participants to the use of groundwater and effluent at Palo Verde is potentially at issue in this action. APS, as operating agent, filed claims that dispute the Court's jurisdiction over the Palo Verde Participants' groundwater rights and their contractual rights to effluent relating to Palo Verde and, alternatively, seek confirmation of such rights. In December 1992, the Arizona Supreme Court heard oral argument on certain issues in this matter that are pending on interlocutory appeal. Issues important to the Palo Verde Participants' claims were remanded to the trial court for further action and the trial court certified its decision for another interlocutory appeal to the Arizona Supreme Court. The Arizona Supreme Court will hear argument on these issues in October 1998 and subsequently render a decision. The Company is unable to predict the outcome of this case.

                            OTHER LEGAL PROCEEDINGS

     The Company is a party to various other claims, legal actions and complaints. In many of these matters, the Company has excess casualty liability insurance which is applicable. Based upon a review of these claims and applicable insurance coverage, the Company believes that none of these claims will have a material adverse effect on the operations, financial position or cash flows of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's common stock began trading on the American Stock Exchange on February 16, 1996 under the symbol "EE." The high and low sales prices for the Company's common stock, as reported in the consolidated reporting system of the American Stock Exchange, for the periods indicated below, were as follows:

                                                       SALES PRICE
                                                 ------------------------
                                                   HIGH            LOW
                                                 ---------     -----------
1997
----
  First Quarter................................   $7 15/16        $5 7/8
  Second Quarter...............................    7 5/8           5 1/2
  Third Quarter................................    7 1/16          5 13/16
  Fourth Quarter...............................    7 1/2           5 1/2

1996
----
  February 16 - March 31.......................   $6 1/4          $4 3/4
  Second Quarter...............................    6 1/8           5
  Third Quarter................................    6 1/8           5 1/4
  Fourth Quarter...............................    6 5/8           4 15/16

     At March 17, 1998, there were 6,141 holders of record of the Company's common stock.

     The Company's ability to pay dividends on the common stock for the next several years will be limited by applicable law and by the financing arrangements entered into pursuant to the Reorganization. Pursuant to the resolutions creating the Company's Series A Preferred Stock, no dividends can be paid on the common stock if there are dividends in arrears on the Series A Preferred Stock. Pursuant to the First and Second Supplemental Indentures, so long as the Company's First Mortgage Bonds, are outstanding and the series with the longest maturity is not rated "investment grade" by either Standard & Poor's Rating Service or Moody's Investors Service, Inc., the Company may not declare any dividend on the common stock, other than in additional shares of common stock, or make any other distribution on, or acquire for value any shares of common stock (with certain limited exceptions) unless, after giving effect thereto, the aggregate of all such dividends, distributions and certain other payments made by the Company since February 12, 1996 would be less than the sum of (i) 50% of the consolidated net income (as defined in the mortgage indenture) of the Company minus dividends paid in respect of the Series A Preferred Stock for the period from February 13, 1996 to the most recently ended fiscal quarter for which quarterly financial statements are available (or, if such consolidated net income is a deficit, less 100% of such deficit), plus (ii) 100% of the aggregate net proceeds received by the Company from the issuance or sale since February 12, 1996 of equity securities or debt securities that have been converted into equity securities, plus (iii) $10.0 million. Currently, the Company's First Mortgage Bonds are not rated investment grade.

     Pursuant to the terms of the reimbursement agreements related to four letters of credit issued with respect to the four series of pollution control revenue bonds, so long as a drawing is available under any of the letters of credit, the same limitation contained in the First and Second Supplemental

Indentures on the declaration of dividends would apply to the Company. In addition to the restriction contained in the mortgage indenture, the credit agreement for the working capital and fuel financing facility limits to $15.0 million the aggregate amount of dividends that can be paid on the common stock during the three years after its initial issuance on February 12, 1996.

ITEM 6. SELECTED FINANCIAL DATA

     As of and for the following periods (In thousands except for share data):

                                                            PERIOD FROM   | PERIOD FROM
                                                  YEAR      FEBRUARY 12   |  JANUARY
                                                 ENDED          TO        |    TO
                                              DECEMBER 31,  DECEMBER 31,  | FEBRUARY 11,        YEARS ENDED DECEMBER 31,
                                                                          |              --------------------------------------
                                                  1997          1996      |    1996          1995           1994        1993
                                              ------------  ------------  | -----------  -------------  ------------  ---------
                                                                          |
Operating revenues..........................  $   594,038    $   523,974  |  $   54,949   $   504,617    $   536,760  $ 543,594
Operating income............................      161,667        144,491  |       1,639        49,874         54,997     57,035
Income (loss) before extraordinary items                                  |
 and cumulative effect of a change                                        |
 in accounting principle....................       54,568         41,919  |     118,198       (33,319)       (28,153)   (41,855)
Extraordinary loss on repurchases of debt,                                |
 net of federal income tax benefit..........       (2,775)          -     |        -             -              -            -
Extraordinary gain on discharge of debt.....         -              -     |     264,273          -              -            -
Cumulative effect of a change in                                          |
 accounting principle.......................         -              -     |        -             -              -       (96,044)(1)
                                                                          |
Net  income (loss) applicable to common                                   |
 stock......................................       38,649         31,431  |     382,471       (33,319)       (28,153)  (137,899)
Basic earnings per common share:                                          |
 Income (loss) before extraordinary items                                 |
  and cumulative effect of a change in                                    |
  accounting principle......................        0.689          0.523  |       3.325        (0.937)        (0.792)    (1.178)
 Extraordinary loss on repurchases of debt,                               |
  net of federal income tax benefit.........       (0.046)          -     |        -             -              -          -
 Extraordinary gain on discharge of debt....         -              -     |       7.435          -              -          -
 Cumulative effect of a change in                                         |
  accounting principle......................         -              -     |        -             -              -        (2.702)(1)
                                                                          |
 Net income (loss)..........................        0.643          0.523  |      10.760        (0.937)        (0.792)    (3.880)
Weighted average number of common                                         |
 shares outstanding.........................   60,128,505     60,073,808  |  35,544,330    35,544,330     35,544,330 35,539,480
Diluted earnings per common share:                                        |
 Income (loss) before extraordinary items                                 |
  and cumulative effect of a change in                                    |
  accounting principle......................        0.685          0.523  |       3.325        (0.937)        (0.792)    (1.178)
 Extraordinary loss on repurchases of debt,                               |
  net of federal income tax benefit.........       (0.046)          -     |        -             -              -          -
 Extraordinary gain on discharge of debt....         -              -     |       7.435          -              -          -
 Cumulative effect of a change in                                         |
  accounting principle......................         -              -     |        -             -              -        (2.702)(1)
                                                                          |
 Net income (loss)..........................        0.639          0.523  |      10.760        (0.937)        (0.792)    (3.880)
Weighted average number of common shares                                  |
 and common share equivalents outstanding...   60,437,632     60,116,709  |  35,544,330    35,544,330     35,544,330 35,539,480
Additions to utility plant..................       75,431         53,346  |       8,176        87,937         59,976     57,806
Total assets................................    1,812,613      1,846,190      1,910,354 |   1,809,891      1,730,851  1,715,406
Long-term debt and financing and capital                                                |
 lease obligations..........................      966,810      1,046,173      1,164,328 |        -              -          -
Debt and obligations subject to compromise..         -              -              -    |   1,608,091      1,537,303  1,495,315
Preferred stock.............................      121,319        108,426        100,000 |      81,464         81,464     81,464
Common stock equity (deficit)...............      369,640        331,257        300,000 |    (418,763)      (385,966)  (357,463)
                                                =========      =========       ======== |   =========      =========  =========

_______________

(1) Reflects the change in accounting for income taxes due to the implementation of SFAS No. 109, "Accounting for Income Taxes."

     The selected financial data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8, "Financial Statements and Supplementary Data."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Statements in this document, other than statements of historical information, are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, as well as other oral and written forward-looking statements made by or on behalf of the Company from time to time, including statements contained in the Company's filings with the Securities and Exchange Commission and its reports to stockholders, involve known and unknown risks and other factors which may cause the Company's actual results in future periods to differ materially from those expressed in any forward-looking statements. Any such statement is qualified by reference to the risks and factors discussed below under the headings "Operational Prospects and Challenges" and "Liquidity and Capital Resources" and in the Company's filings with the Securities and Exchange Commission, which are available from the Securities and Exchange Commission or which may be obtained upon request from the Company. The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

                      OPERATIONAL PROSPECTS AND CHALLENGES

     While the Company prepares for a new era of deregulation and competition in the electric utility industry, the Rate Stipulation provides a certain level of stability in the rates that the Company currently charges the majority of its customers. During the Freeze Period, the Company's strategic goals include (i) serving the growing need for electricity within its retail service territory;
(ii) continuing to focus on its strategic location on the border with Mexico;
(iii) enhancing long-term relationships with its largest retail customers; (iv) continuing to reduce operating costs; and (v) developing an energy-related services business.

     The Company faces a number of challenges which could negatively impact its operations during the Freeze Period. The primary challenge is the risk of increased costs, including the risk of additional or unanticipated costs at Palo Verde resulting from (i) increases in operation and maintenance expenses; (ii) the possible replacement of steam generators; (iii) an extended outage of any of the Palo Verde units; (iv) increases in estimates of decommissioning costs; (v) the storage of radioactive materials; and (vi) compliance with the various requirements and regulations governing commercial nuclear generating stations. There can be no assurance that the Company's revenues will be sufficient to recover any increased costs incurred during the Freeze Period, including any such increased costs in connection with Palo Verde or increases in other costs of operation, whether as a result of higher than anticipated levels of inflation, changes in tax laws or regulatory requirements, or other causes.

     In December 1996 and the first quarter of 1997, rapid escalation in natural gas prices increased concern over price levels for energy, including electricity. The Company's recovery of fuel expense is subject to challenges regarding reasonableness and prudence through periodic fuel reconciliation proceedings. See Part I, Item 1, "Business-Regulation-Texas Rate Matters
-Fuel" and "-Regulation-New Mexico Rate Matters-Fuel."

     Another risk to the Company's operations is the potential loss of customers. The Company's wholesale and large retail customers have, in varying degrees, additional alternate sources of economical power, including co-generation of electric power. For example, a 504 MW combined-cycle generating plant located in Samalayuca, Chihuahua, which is scheduled to be fully operational by the end of 1998, will give the CFE the current capacity to supply electricity to portions of northern Chihuahua, including the geographic area currently served by the Company. If the Company loses a significant portion of its retail customer base or wholesale sales, the Company may not be able to replace such revenues through either the addition of new customers or an increase in rates to remaining customers. The New Mexico State Legislature has passed legislation which gives Las Cruces the apparent legal authority to condemn the Company's distribution system and related assets located within its city limits, and the Company has received notice from Las Cruces of its intent to file an eminent domain proceeding. If Las Cruces succeeds in its efforts, the Company could lose its Las Cruces customer base, although the Company would receive "just compensation" as established by the court. See Part I, Item 3, "Legal Proceedings-Litigation with Las Cruces."

     In recent years, the United States has closed a large number of military bases and there can be no assurance that Holloman Air Force Base ("Holloman"), White Sands Missile Range ("White Sands") or the United States Army Air Defense Center at Fort Bliss ("Ft. Bliss") will not be closed in the future or that the Company will not lose all or some of its military base sales. The Company's sales to the military bases represented approximately $19.6 million or 3% of operating revenues for the year ended December 31, 1997. The Company signed a new contract with Ft. Bliss in August 1996, under which Ft. Bliss will take service from the Company through 1999, with the right thereafter to continue service on a year-to-year basis for an additional two years. The Company has a contract to provide retail electric service to Holloman for a ten-year term which began in December 1995. In August 1996, the Army advised the Company White Sands would continue to purchase retail electric service from the Company pursuant to the existing retail service contract for an indefinite period. The Army will provide the Company written notice of termination of such contract not less than one year in advance of the termination date.

     The Company does not currently have an agreement with New Mexico regulatory authorities or parties to past New Mexico regulatory proceedings comparable to the Rate Stipulation. Pursuant to an order from the New Mexico Commission, the Company filed rate data with the Commission in March 1997. Although the Company's filing demonstrates a revenue deficiency of approximately $8.6 million under current rates, the Company did not request a rate change to recover the deficiency. The New Mexico Commission could, after hearing, order a rate reduction or, alternatively, in response to regulatory, political and competitive pressures, the Company could agree to a rate reduction as part of an overall settlement of all issues in New Mexico, which would be likely to create increased political and economic pressure on the Company to reduce rates in Texas. Prosecution of the case before the New Mexico Commission is expected to be completed in 1998. The Company is unable at this time to predict with certainty the outcome of this proceeding currently pending before the New Mexico Commission. See Part I, Item 1, "Business-Regulation-New Mexico Rate
Matters."

     The Company faces the same concerns as most other companies that use computers relating to the Year 2000 problem. The problem is that many computer applications do not correctly differentiate a one year difference between the years 1999 and 2000. Applications that are date sensitive may not properly calculate information or may not function.

     The Company began working on the Year 2000 computer concern during the last quarter of 1996 and is attempting to either revise current computer systems to be Year 2000 compliant, or replace systems with new ones that are Year 2000 compliant by the end of 1998, to allow adequate time for additional testing and correction. Incremental costs of the project are anticipated to be immaterial as the Company is using internal resources to modify and test programs. The Company anticipates spending approximately $1.8 million on this project and is expensing such amount as incurred over the life of the project.

     Because of the integrated nature of the Company's business with other utilities and its joint facilities operated by other utilities, the Company is inquiring about and reviewing the activities of the other utilities which comprise the integrated system. In addition, the Company is inquiring about and reviewing the activities of its financial institutions and major suppliers to determine their compliance with Year 2000 issues. Given the complex nature of this problem and the potential overlap with systems beyond the Company's control, the Company cannot assure that it will not experience some difficulty relating to the Year 2000 problem.

     Finally, the electric utility industry in general is facing significant challenges and increased competition as a result of changes in federal provisions relating to third-party transmission services and independent power production, as well as potential changes in state regulatory provisions relating to wholesale and retail service. Both the Texas and New Mexico Commissions have conducted proceedings related to industry restructuring and stranded cost recovery; however, restructuring legislation has yet to be passed in either state. See Part I, Item 1, "Business-Regulation-Recent Changes in Utility Regulation." The potential effects of deregulation are particularly important to the Company because its rates are significantly higher than the national and regional averages. In the face of increased competition, there can be no assurance that such competition will not adversely affect the future operations, cash flow and financial condition of the Company.

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

     Long-term capital requirements of the Company will consist primarily of construction of electric utility plant, payment of interest on and retirement of debt, and payment of dividends on and redemption of preferred stock. The Company has no current plans to construct any new generating capacity through at least 2004. Utility construction expenditures will consist primarily of expanding and updating the transmission and distribution systems and the cost of betterments and improvements to Palo Verde and other generating facilities.

     The Company anticipates that internally generated funds will be sufficient to meet its construction requirements, provide for the retirement of debt at maturity and enable the Company to meet other contingencies that may exist, such as compliance with environmental regulation, pending litigation and any claims for indemnification. At December 31, 1997, the Company had approximately $111.2 million in cash and cash equivalents. The Company also has a $100 million revolving credit facility, which provides up to $60 million for nuclear fuel purchases and up to $50 million (depending on the amount of borrowings outstanding for nuclear fuel purchases) for working capital needs. At

December 31, 1997, approximately $52.0 million had been drawn for nuclear fuel purchases. No amounts have been drawn on this facility for working capital needs.

     The Company has a high debt to capitalization ratio and significant debt service obligations. Due to the Rate Stipulation and competitive pressures, the Company does not expect to be able to raise its base rates in the event of increases in non-fuel costs or loss of revenues. Accordingly, soon after its emergence from bankruptcy, the Company established debt reduction as a high priority in order to gain additional financial flexibility to address the evolving competitive market.

     The Company has significantly reduced its long-term debt following the Reorganization. From June 1, 1996 through March 18, 1998, the Company repurchased approximately $230.3 million of first mortgage bonds as part of an aggressive deleveraging program and has reduced its annual interest expense by approximately $17.9 million. Long-term indebtedness as a percentage of capitalization was reduced from 74% at June 30, 1996 to 66% at December 31, 1997.

     The Company continues to believe that the orderly reduction of debt with a goal of achieving a capital structure that is more typical in the electric utility industry and, ultimately, an investment grade rating, is a significant component of long-term shareholder value creation. Accordingly, the Company will regularly evaluate market conditions and, when appropriate, use a portion of its available cash to reduce its fixed obligations through open market purchases of first mortgage bonds. However, the significant amount of debt reduction that the Company has achieved since the Reorganization, and the need for cash both to meet upcoming bond maturities and, if appropriate, to redeem early the Series A Preferred Stock, may result in a lower volume of repurchases in the future. Accordingly, the Company may experience a net increase in cash as it evaluates the comparative economic value of using excess cash for purposes other than open market purchases of its first mortgage bonds.

     The degree to which the Company is leveraged could have important consequences on the Company's liquidity, including (i) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate or other purposes could be limited in the future; (ii) a substantial portion of the Company's cash flow from operations will be dedicated to the payment of principal and interest on its indebtedness and, if appropriate, the early redemption of its Series A Preferred Stock; and
(iii) the Company's substantial leverage may place the Company at a competitive disadvantage by limiting its financial flexibility to respond to the demands of the competitive market and make it more vulnerable to adverse economic or business changes.

                        HISTORICAL RESULTS OF OPERATIONS

     Financial comparisons herein for the years ended December 31, 1997, 1996 and 1995 are based on the results of operations of the Reorganized Company for the year ended December 31, 1997, combined results of the Reorganized Company for the period February 12, 1996 to December 31, 1996 and the Predecessor Company for the period January 1, 1996 to February 11, 1996, and results of the Predecessor Company for the year ended December 31, 1995.

     Net income applicable to common stock before extraordinary item in 1997 was approximately $41.4 million, or $0.69 per diluted common share, compared with combined net income applicable to common stock before reorganization items and extraordinary item of $27.4 million for the same period a year ago, and net loss before reorganization items of $23.3 million, or $0.66 per diluted common share in 1995.

     Operating revenues net of energy expenses increased $4.7 million in 1997 compared to 1996, primarily due to increased KWH sales, partially offset by reduced revenue per KWH from the CFE. Operating revenues net of energy expenses increased $43.8 million in 1996 compared to 1995, primarily due to an increase in Texas base rates associated with the implementation of the Rate Stipulation and increased KWH sales.

     Comparisons of KWH sales and operating revenues are shown below (In thousands):

                                                                                     INCREASE/(DECREASE)
                                                                                  -------------------------
YEARS ENDED DECEMBER 31:                      1997               1996               AMOUNT       PERCENT
------------------------                      ----               ----             ---------     -----------

Electric KWH Sales:
  Retail Customers.....................       5,784,447          5,652,907             131,540         2.3%
  Other Utilities......................       1,897,885          1,753,553             144,332         8.2
                                             ----------         ----------          -----------
   Total...............................       7,682,332          7,406,460             275,872         3.7
                                             ==========         ==========          ===========

Operating Revenues:
  Retail Customers.....................      $  497,868         $  471,824          $   26,044         5.5%
  Other Utilities......................          96,170            107,099             (10,929)      (10.2)
                                             ----------         ----------          -----------
   Total...............................      $  594,038         $  578,923          $   15,115         2.6
                                             ==========         ==========          ===========

                                                                                    INCREASE/(DECREASE)
                                                                                  ------------------------
YEARS ENDED DECEMBER 31:                      1996               1995               AMOUNT       PERCENT
------------------------                      ----               ----             ---------     -----------
Electric KWH Sales:
  Retail Customers.....................       5,652,907          5,416,902              236,005        4.4%
  Other Utilities......................       1,753,553          1,646,357              107,196        6.5
                                             ----------         ----------           -----------
   Total...............................       7,406,460          7,063,259              343,201        4.9
                                             ==========         ==========           ===========

Operating Revenues:
  Retail Customers.....................      $  471,824         $  405,316           $  66,508        16.4%
  Other Utilities......................         107,099             99,301               7,798         7.9
                                             ----------         ----------           -----------
   Total...............................      $  578,923         $  504,617           $  74,306        14.7
                                             ==========         ==========           ===========

     Other operations and maintenance expense decreased $12.0 million in 1997 compared to 1996, and $73.1 million in 1996 compared to 1995. The decreases were primarily the result of a reduction in Palo Verde costs of approximately $8.7 million and $67.3 million, respectively, due to the lease accruals by the Predecessor Company, with no corresponding accrual by the Reorganized Company as a result of the reacquisition of the leased portion of Palo Verde in the Reorganization.

     Depreciation expense increased $2.4 million to $88.7 million in 1997 compared to $86.3 million in 1996. The effect of an increase in depreciable plant following the reacquisition in the Reorganization of a portion of Palo Verde and the depreciation of such amounts over the period of the Rate Stipulation was partially offset by the decrease in the book value of depreciable plant from fresh-start reporting adjustments.

     Combined depreciation expense increased $29.5 million to $86.3 million in 1996 compared to $56.8 million in 1995. The effect of an increase in depreciable plant following the reacquistion in the Reorganization of a portion of Palo Verde was partially offset by the decrease in the book value of depreciable plant from fresh-start reporting adjustments. The effect of the implementation of fresh-start reporting and the accelerated depreciation of a portion of such amounts over the period of the Rate Stipulation resulted in increased depreciation expense of $37.2 million for the period February 12, 1996 to December 31, 1996, which was partially offset by decreased nuclear decommissioning amortization. As part of the adoption of fresh-start reporting, the Company recognized the net present value of estimated future expenditures for nuclear decommissioning of approximately $84.9 million.

     Taxes other than income taxes decreased $1.2 million in 1997 compared to 1996 and $9.0 million in 1996 compared to 1995, due to reduced Arizona property taxes. The decreases in Arizona property taxes resulted from a decrease in taxable nuclear plant based on plant reductions on the Company's regulatory books in 1997 and a new state property tax law which reduced the Company's property taxes by approximately $8.8 million in 1996.

     Other income increased $3.8 million in 1997 compared to 1996 due to the favorable litigation settlement in 1997 of $7.5 million, net of legal fees and expenses, partially offset by a gain on sale of investment of $3.8 million and an additional $2.3 million due to favorable settlement of bankruptcy professional fees in 1996. There was no comparable activity in 1995. Also, in 1996, investment income was classified as Other Income, whereas investment income in 1995 was included in Reorganization Items (Expense) for the Predecessor Company. Investment income decreased $6.9 million in 1996 compared to 1995 due to reduced levels of cash resulting from repurchases of debt and the payment of bankruptcy-related claims.

     Interest charges decreased $8.9 million in 1997 compared to 1996, primarily due to a reduction in outstanding debt as a result of open market purchases of the Company's first mortgage bonds and the extinguishment of certain debt in conjunction with the Reorganization. Interest charges increased $7.2 million in 1996 compared to 1995, primarily due to (i) increased interest on mortgage bonds due to a greater amount of bonds being outstanding subsequent to the Reorganization and (ii) accretion of the increased nuclear decommissioning liability as a result of implementing fresh-start reporting. This increase was partially offset by decreased interest charges due to the extinguishment of certain debt in conjunction with the Reorganization.

     Income tax expense, excluding income tax benefits of $1.5 million related to the loss on repurchases of debt, increased $11.5 million in 1997 compared to 1996, primarily due to changes in pre-tax income, including a favorable litigation settlement and certain permanent differences. Income tax expense, excluding the deferred income tax effects of fresh-start reporting, reorganization items and income taxes on interest income during bankruptcy, increased $39.1 million in 1996 compared to 1995, primarily due to changes in pre-tax income and certain differences in book and taxable income.

     The reorganization items benefit recorded by the Predecessor Company upon the emergence from bankruptcy consisted of the effects of the Rate Stipulation and deferred income tax benefits related to the Reorganization. These benefits were partially offset by (i) the adjustments of assets to their reorganization value and liabilities to their fair market values; (ii) provisions for settlement of claims; and (iii) professional fees and other expenses. There were no comparable amounts in 1997.

     Extraordinary loss on repurchases of debt represents the payment of premiums on debt repurchased and the recognition of unamortized issuance expenses on that debt of $2.8 million, net of federal income tax benefits of $1.5 million, with no comparable amounts in 1996.

     Extraordinary gain on discharge of debt for the Predecessor Company for the period January 1, 1996 to February 11, 1996 consisted of forgiven indebtedness upon the Reorganization, primarily related to the extinguishment of Palo Verde lease obligations with no comparable amounts in 1997.

     For the last several years, inflation has been relatively low and, therefore, has had little impact on the Company's results of operations and financial condition.

     In 1997, the Company implemented SFAS No. 128, "Earnings Per Share," SFAS No. 129, "Disclosure of Information about Capital Structure," and SFAS No. 130, "Reporting Comprehensive Income," none of which had a material effect on the Company's financial statements. See Item 8, "Financial Statements and Supplementary Data-Note A of Notes to Financial Statements." There are no new accounting standards pending implementation by the Company which would have a material effect on the Company's financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                   PAGE
                                                                                                  ------
Independent Auditors' Report.................................................................         35

Balance Sheets at December 31, 1997 and 1996.................................................         36

Statements of Operations for the year ended December 31, 1997, the period from February 12 to December 31, 1996, the period from January 1 to February 11, 1996 and the year ended
 December 31, 1995...........................................................................         38

Statements of Comprehensive Operations for the year ended December 31, 1997, the period from
 February 12 to December 31, 1996, the period from January 1 to February 11, 1996 and the
 year ended December 31, 1995................................................................         39

Statements of Changes in Common Stock Equity (Deficit) for the year ended December 31, 1995, the period from January 1 to February 11, 1996, the period from February 12 to December 31,
 1996 and the year ended December 31, 1997...................................................         40

Statements of Cash Flows for the year ended December 31, 1997, the period from February 12 to December 31, 1996, the period from January 1 to February 11, 1996 and the year ended
 December 31, 1995...........................................................................         41

Notes to Financial Statements................................................................         42

                      This page left blank intentionally.

                          INDEPENDENT AUDITORS' REPORT



The Shareholders and Board of Directors
El Paso Electric Company

We have audited the accompanying balance sheets of El Paso Electric Company (the "Company") as of December 31, 1997 and 1996 and the related statements of operations, comprehensive operations, changes in common stock equity (deficit), and cash flows for the year ended December 31, 1997, the period February 12, 1996 to December 31, 1996, the period January 1, 1996 to February 11, 1996, and the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of El Paso Electric Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the year ended December 31, 1997, the period February 12, 1996 to December 31, 1996, the period January 1, 1996 to February 11, 1996, and the year ended December 31, 1995 in conformity with generally accepted accounting principles.



                                    KPMG Peat Marwick LLP



El Paso, Texas
February 6, 1998

                           EL PASO ELECTRIC COMPANY
                                BALANCE SHEETS


                              ASSETS                                        DECEMBER 31,
                          (IN THOUSANDS)                              -------------------------
                                                                         1997           1996
                                                                      ----------     ----------

UTILITY PLANT (Notes A, B, C and F )
  Electric plant in service........................................   $1,538,572     $1,492,737
  Less accumulated depreciation and amortization...................      164,283         77,976
                                                                      ----------     ----------
     Net plant in service..........................................    1,374,289      1,414,761
  Construction work in progress....................................       43,761         44,432
  Nuclear fuel; includes fuel in process of $9,910 and
     $5,084, respectively..........................................       86,609         60,014
  Less accumulated amortization....................................       40,142         18,651
                                                                      ----------     ----------
     Net nuclear fuel..............................................       46,467         41,363
                                                                      ----------     ----------
       Net utility plant...........................................    1,464,517      1,500,556
                                                                      ----------     ----------

CURRENT ASSETS:
  Cash and temporary investments...................................      111,227         68,767
  Accounts receivable, principally trade, net of allowance for
     doubtful accounts of $5,124 and $6,161, respectively..........       58,960         57,587
  Federal income tax receivable....................................          -           20,713
  Inventories, at cost.............................................       27,130         28,322
  Net undercollection of fuel revenues.............................       13,870          1,925
  Prepayments and other............................................        6,930          8,727
                                                                      ----------     ----------
       Total current assets........................................      218,117        186,041
                                                                      ----------     ----------

LONG-TERM CONTRACT RECEIVABLE (Note B).............................       27,659         31,057
                                                                      ----------     ----------

DEFERRED CHARGES AND OTHER ASSETS:
  Accumulated deferred income taxes, net (Note G)..................       43,208         73,884
  Decommissioning trust fund (Note C)..............................       38,438         33,054
  Other............................................................       20,674         21,598
                                                                      ----------     ----------
       Total deferred charges and other assets.....................      102,320        128,536
                                                                      ----------     ----------

       TOTAL ASSETS................................................   $1,812,613     $1,846,190
                                                                      ==========     ==========

See accompanying notes to financial statements.

                           EL PASO ELECTRIC COMPANY
                          BALANCE SHEETS (CONTINUED)

                        CAPITALIZATION AND LIABILITIES                                       DECEMBER 31,
                     (IN THOUSANDS EXCEPT FOR SHARE DATA)                            ----------------------------
                                                                                       1997              1996
                                                                                     ----------        ----------

CAPITALIZATION  (Notes D and E):
  Common stock, stated value $1 per share, 100,000,000 shares authorized,
    60,060,034 and 59,999,981 shares issued and outstanding; and
    196,404 and 180,000 restricted shares, respectively.......................       $   60,256        $   60,180
  Capital in excess of stated value...........................................          241,222           240,768
  Unearned compensation - restricted stock awards.............................           (1,138)             (758)
  Accumulated earnings........................................................           69,484            30,835
  Accumulated other comprehensive income (loss) (unrealized gains (losses)
     on marketable securities)................................................             (184)              232
                                                                                     ----------        ----------
      Common stock equity.....................................................          369,640           331,257
  Preferred stock, cumulative, no par value, 2,000,000 shares authorized:
    Redemption required - 1,213,188 and 1,084,264 shares issued and
    outstanding, respectively; at liquidation preference......................          121,319           108,426
  Long-term debt (Note F).....................................................          938,562         1,021,749
  Financing and capital lease obligations (Note F)............................           28,248            24,424
                                                                                     ----------        ----------
        Total capitalization..................................................        1,457,769         1,485,856
                                                                                     ----------        ----------

CURRENT LIABILITIES:
  Current maturities of financing and capital lease obligations (Note F)......           28,463            28,333
  Accounts payable, principally trade.........................................           24,957            37,215
  Taxes accrued other than federal income taxes...............................           19,292            21,296
  Interest accrued............................................................           21,172            23,150
  Other.......................................................................           17,439            15,000
                                                                                     ----------        ----------
        Total current liabilities.............................................          111,323           124,994
                                                                                     ----------        ----------

DEFERRED CREDITS AND OTHER LIABILITIES:
  Decommissioning (Note C)....................................................           94,917            89,544
  Accrued postretirement benefit liability (Note J)...........................           75,531            71,313
  Accrued pension liability (Note J)..........................................           33,909            34,550
  Other.......................................................................           39,164            39,933
                                                                                     ----------        ----------
        Total deferred credits and other liabilities..........................          243,521           235,340
                                                                                     ----------        ----------

COMMITMENTS AND CONTINGENCIES (Notes B, C, H, I and J)

        TOTAL CAPITALIZATION AND LIABILITIES..................................       $1,812,613        $1,846,190
                                                                                     ==========        ==========

See accompanying notes to financial statements.

                           EL PASO ELECTRIC COMPANY
                           STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT FOR SHARE DATA)

                                                                                 PERIOD FROM  |    PERIOD FROM
                                                                     YEAR        FEBRUARY 12  |     JANUARY 1        YEAR
                                                                     ENDED           TO       |        TO            ENDED
                                                                 DECEMBER 31,   DECEMBER 31,  |   FEBRUARY 11,   DECEMBER 31,
                                                                     1997           1996      |       1996           1995
                                                                 ------------   ------------  |   ------------   ------------
                                                                                              |
OPERATING REVENUES:                                                                           |
  Base revenues................................................   $   458,979    $   416,221  |    $    44,679    $   432,050
  Fuel revenues and economy sales..............................       130,172        104,193  |          9,849         68,823
  Other........................................................         4,887          3,560  |            421          3,744
                                                                  -----------    -----------  |    -----------    -----------
                                                                      594,038        523,974  |         54,949        504,617
                                                                  -----------    -----------  |    -----------    -----------
ENERGY EXPENSES:                                                                              |
  Fuel.........................................................       113,457         92,899  |         10,125         76,005
  Purchased and interchanged power.............................        20,130         17,821  |          2,282         16,568
                                                                  -----------    -----------  |    -----------    -----------
                                                                      133,587        110,720  |         12,407         92,573
                                                                  -----------    -----------  |    -----------    -----------
OPERATING REVENUES NET OF ENERGY EXPENSES......................       460,451        413,254  |         42,542        412,044
                                                                  -----------    -----------  |    -----------    -----------
OTHER OPERATING EXPENSES:                                                                     |
  Other operations.............................................       131,916        115,742  |         23,559        208,445
  Maintenance..................................................        34,782         34,702  |          4,743         43,412
  Depreciation and amortization................................        88,735         79,772  |          6,577         56,762
  Taxes other than income taxes................................        43,351         38,547  |          6,024         53,551
                                                                  -----------    -----------  |    -----------    -----------
                                                                      298,784        268,763  |         40,903        362,170
                                                                  -----------    -----------  |    -----------    -----------
OPERATING INCOME...............................................       161,667        144,491  |          1,639         49,874
                                                                  -----------    -----------  |    -----------    -----------
OTHER INCOME (DEDUCTIONS):                                                                    |
  Litigation settlement, net...................................         7,500           -     |           -              -
  Investment income............................................         6,095          4,796  |           -              -
  Gain on sale of investment...................................          -             3,844  |           -              -
  Settlement of bankruptcy professional fees...................           362          2,305  |           -              -
  Other, net...................................................           162           (681) |             50           (910)
                                                                  -----------    -----------  |    -----------    -----------
                                                                       14,119         10,264  |             50           (910)
                                                                  -----------    -----------  |    -----------    -----------
INCOME BEFORE INTEREST CHARGES.................................       175,786        154,755  |          1,689         48,964
                                                                  -----------    -----------  |    -----------    -----------
INTEREST CHARGES (CREDITS):                                                                   |
  Interest on long-term debt...................................        86,117         85,633  |           -              -
  Other interest...............................................         6,200          5,722  |           -              -
  Interest during reorganization...............................          -              -     |          9,569         91,923
  Interest capitalized and deferred............................        (5,875)        (5,189) |           (412)        (3,820)
                                                                  -----------    -----------  |    -----------    -----------
                                                                       86,442         86,166  |          9,157         88,103
                                                                  -----------    -----------  |    -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES..............................        89,344         68,589  |         (7,468)       (39,139)
INCOME TAX EXPENSE (BENEFIT) (Note G)..........................        34,776         26,670  |         (3,415)       (15,798)
                                                                  -----------    -----------  |    -----------    -----------
INCOME (LOSS) BEFORE REORGANIZATION ITEMS                                                     |
  (EXPENSE) AND EXTRAORDINARY ITEMS............................        54,568         41,919  |         (4,053)       (23,341)
REORGANIZATION ITEMS (EXPENSE), NET OF INCOME                                                 |
  TAX BENEFIT (EXPENSE)........................................          -              -     |        122,251         (9,978)
                                                                  -----------    -----------  |    -----------    -----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS.......................        54,568         41,919  |        118,198        (33,319)
                                                                  -----------    -----------  |    -----------    -----------
EXTRAORDINARY ITEMS:                                                                          |
  Extraordinary loss on repurchases of debt, net of                                           |
     federal income tax benefit................................        (2,775)          -     |           -              -
  Extraordinary gain on discharge of debt......................          -              -     |        264,273           -
                                                                  -----------    -----------  |    -----------    -----------
                                                                       (2,775)          -     |        264,273           -
                                                                  -----------    -----------  |    -----------    -----------
NET INCOME (LOSS)..............................................        51,793         41,919  |        382,471        (33,319)
PREFERRED STOCK DIVIDEND REQUIREMENTS..........................        13,144         10,488  |           -              -
                                                                  -----------    -----------  |    -----------    -----------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK...................   $    38,649    $    31,431  |    $   382,471    $   (33,319)
                                                                  ===========    ===========  |    ===========    ===========
                                                                                              |
BASIC EARNINGS PER COMMON SHARE (Note A):                                                     |
  Income (loss) before extraordinary items.....................   $     0.689    $     0.523  |    $     3.325    $    (0.937)
  Extraordinary loss on repurchases of debt, net of                                           |
     federal income tax benefit................................        (0.046)          -     |           -              -
  Extraordinary gain on discharge of debt......................          -              -     |          7.435           -
                                                                  -----------    -----------  |    -----------    -----------
     Net income (loss).........................................   $     0.643    $     0.523  |    $    10.760    $    (0.937)
                                                                  ===========    ===========  |    ===========    ===========
DILUTED EARNINGS PER COMMON SHARE (Note A):                                                   |
  Income (loss) before extraordinary items.....................   $     0.685    $     0.523  |    $     3.325    $    (0.937)
  Extraordinary loss on repurchases of debt, net of                                           |
     federal income tax benefit................................        (0.046)          -     |           -              -
  Extraordinary gain on discharge of debt......................          -              -     |          7.435           -
                                                                  -----------    -----------  |    -----------    -----------
     Net income (loss).........................................   $     0.639    $     0.523  |    $    10.760    $    (0.937)
                                                                  ===========    ===========  |    ===========    ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES                                                      |
  OUTSTANDING..................................................    60,128,505     60,073,808  |     35,544,330     35,544,330
                                                                  ===========    ===========  |    ===========    ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES                                                      |
  AND COMMON SHARE EQUIVALENTS OUTSTANDING.....................    60,437,632     60,116,709  |     35,544,330     35,544,330
                                                                  ===========    ===========  |    ===========    ===========

See accompanying notes to financial statements.

                           EL PASO ELECTRIC COMPANY
                    STATEMENTS OF COMPREHENSIVE OPERATIONS
                                (IN THOUSANDS)

                                                                                     PERIOD FROM   |   PERIOD FROM
                                                                       YEAR          FEBRUARY 12   |    JANUARY 1        YEAR
                                                                       ENDED              TO       |        TO           ENDED
                                                                     DECEMBER 31,    DECEMBER 31,  |    FEBRUARY 11,   DECEMBER 31,
                                                                         1997            1996      |       1996           1995
                                                                     ------------    ------------  |   ------------   ------------
                                                                                                   |
                                                                                                   |
NET INCOME (LOSS)...............................................       $ 51,793        $ 41,919    |     $382,471       $(33,319)
OTHER COMPREHENSIVE INCOME (LOSS) (Note A):                                                        |
  Net unrealized gain (loss) on marketable securities, less                                        |
     applicable income tax benefit (expense) of $223,                                              |
     $(125), $  -  and $(282), respectively.....................           (416)            232    |            -             522
  Reclassification adjustment included in net                                                      |
     income, net of income tax of $93...........................              -               -    |         (172)              -
                                                                       --------        --------    |      --------       --------
COMPREHENSIVE INCOME (LOSS).....................................         51,377          42,151    |       382,299        (32,797)
PREFERRED STOCK DIVIDEND REQUIREMENTS...........................         13,144          10,488    |             -              -
                                                                                                   |
                                                                       --------        --------    |      --------       --------
COMPREHENSIVE INCOME (LOSS) APPLICABLE TO COMMON STOCK..........       $ 38,233        $ 31,663    |      $382,299       $(32,797)
                                                                       ========        ========    |      ========       ========

               See accompanying notes to financial statements.

                           EL PASO ELECTRIC COMPANY
            STATEMENTS OF CHANGES IN COMMON STOCK EQUITY (DEFICIT)
                     (IN THOUSANDS EXCEPT FOR SHARE DATA)


                                                                                             UNEARNED
                                                                                           COMPENSATION-
                                                   COMMON STOCK            CAPITAL IN       RESTRICTED
                                           ---------------------------     EXCESS OF          STOCK
                                             SHARES          AMOUNT       STATED VALUE        AWARDS
                                           -----------     -----------    ------------     ------------

BALANCES AT DECEMBER 31, 1994..........     35,544,330     $   339,097     $       -        $       -
 Net loss..............................
 Other comprehensive income............
                                           -----------     -----------     -----------      -----------
BALANCES AT DECEMBER 31, 1995..........     35,544,330         339,097             -                -
 Net income............................
 Elimination of predecessor equity
   accounts............................    (35,544,330)       (339,097)
 Effects of fresh-start reporting
   adjustment to common stock equity...
                                           -----------     -----------     -----------      -----------
BALANCES AT FEBRUARY 11, 1996..........          -                -                -                -
-------------------------------------------------------------------------------------------------------

 Issuance of common stock upon
   reorganization......................     59,999,981          60,000         240,000
 Capital stock expense.................
 Grants of restricted common
   stock...............................        180,000             180             768             (948)
 Amortization of unearned
   compensation........................                                                             190
 Preferred stock dividends.............
 Net income............................
 Other comprehensive income............
                                           -----------     -----------     -----------      -----------
BALANCES AT DECEMBER 31, 1996..........     60,179,981          60,180         240,768             (758)
 Grants of restricted common
   stock...............................         84,255              84             491             (575)
 Amortization of unearned
   compensation........................                                                             195
 Repurchase of unrestricted
   common stock........................         (7,798)             (8)            (37)
 Preferred stock dividends.............
 Net income............................
 Other comprehensive loss..............
                                           -----------     -----------     -----------      -----------
BALANCES AT DECEMBER 31, 1997..........     60,256,438     $    60,256     $   241,222     $     (1,138)
                                           ===========     ===========     ===========     ============

                                                                              TOTAL
                                                          ACCUMULATED        COMMON
                                           ACCUMULATED        OTHER           STOCK
                                            EARNINGS      COMPREHENSIVE      EQUITY
                                            (DEFICIT)     INCOME (LOSS)     (DEFICIT)
                                           -----------    -------------    -----------

BALANCES AT DECEMBER 31, 1994..........    $  (724,713)    $      (350)    $  (385,966)
 Net loss..............................        (33,319)                        (33,319)
 Other comprehensive income............                            522             522
                                           -----------     -----------     -----------
BALANCES AT DECEMBER 31, 1995..........       (758,032)            172        (418,763)
 Net income............................        382,471                         382,471
 Elimination of predecessor equity
   accounts............................        339,097                             -
 Effects of fresh-start reporting
   adjustment to common stock equity...         36,464            (172)         36,292
                                           -----------     -----------     -----------
BALANCES AT FEBRUARY 11, 1996..........            -               -               -
--------------------------------------------------------------------------------------

 Issuance of common stock upon
   reorganization......................                                        300,000
 Capital stock expense.................           (596)                           (596)
 Grants of restricted common
   stock...............................                                            -
 Amortization of unearned
   compensation........................                                            190
 Preferred stock dividends.............        (10,488)                        (10,488)
 Net income............................         41,919                          41,919
 Other comprehensive income............                            232             232
                                           -----------     -----------     -----------
BALANCES AT DECEMBER 31, 1996..........         30,835             232         331,257
 Grants of restricted common
   stock...............................                                            -
 Amortization of unearned
   compensation........................                                            195
 Repurchase of unrestricted
   common stock........................                                            (45)
 Preferred stock dividends.............        (13,144)                        (13,144)
 Net income............................         51,793                          51,793
 Other comprehensive loss..............                           (416)           (416)
                                           -----------     -----------     -----------
BALANCES AT DECEMBER 31, 1997..........    $    69,484     $      (184)    $   369,640
                                           ===========     ===========     ===========

See accompanying notes to financial statements.

                           EL PASO ELECTRIC COMPANY
                           STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                  PERIOD FROM     |  PERIOD FROM
                                                                   YEAR            FEBRUARY 12    |    JANUARY 1          YEAR
                                                                   ENDED               TO         |       TO              ENDED
                                                                DECEMBER 31,       DECEMBER 31,   |   FEBRUARY 11,     DECEMBER 31,
                                                                   1997               1996        |      1996             1995
                                                               -------------      -------------   |  -------------    -------------
                                                                                                  |
CASH FLOWS FROM OPERATING ACTIVITIES:                                                             |
  Net income (loss).........................................      $ 51,793          $  41,919     |    $   382,471      $  (33,319)
  Adjustments to reconcile net income (loss) to net cash                                          |
   provided by operating activities:                                                              |
    Depreciation and amortization...........................       111,622             99,355     |          8,246          69,444
    Deferred income taxes and investment tax credit, net....        32,394             41,341     |         (3,116)        (26,744)
    Other operating activities..............................         2,552              2,487     |           (805)         (6,795)
    Extraordinary loss on repurchases of debt, net of                                             |
      federal income tax benefit............................         2,775                 -      |             -               -
    Gain on sale of investment..............................            -              (3,844)    |             -               -
    Reorganization items, net of income tax benefit.........            -                  -      |       (122,251)             -
    Extraordinary gain on discharge of debt.................            -                  -      |       (264,273)             -
  Change in:                                                                                      |
    Accounts receivable.....................................        (1,373)             3,513     |          5,429          (4,866)
    Federal income tax receivable...........................        20,713            (20,713)    |             -               -
    Inventories.............................................         1,192                (32)    |             90           1,590
    Prepayments and other...................................         1,797             (1,974)    |             34           2,214
    Long-term contract receivable...........................         3,398              2,333     |            293             (80)
    Accounts payable........................................       (12,258)            (4,038)    |         (6,859)         11,885
    Interest accrued........................................        (1,978)            23,034     |             -               -
    Net under/overcollection of fuel revenues...............       (11,945)           (12,709)    |            417          16,581
    Other current liabilities...............................           386             (1,242)    |           (152)          1,027
    Deferred charges and credits............................         5,520             (1,117)    |          1,994          21,187
    Obligations subject to compromise.......................            -                  -      |          9,430          71,839
    Revenues subject to refund..............................            -                  -      |          2,785          24,107
                                                                  --------          ---------     |    -----------      ----------
      NET CASH PROVIDED BY OPERATING ACTIVITIES.............       206,588            168,313     |         13,733         148,070
                                                                  --------          ---------     |    -----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:                                                             |
  Additions to utility plant................................       (75,431)           (53,346)    |         (8,176)        (87,937)
  Investment in decommissioning trust fund..................        (6,023)            (5,960)    |           (553)         (5,159)
  Proceeds from sale of investment..........................            -              20,183     |             -               -
                                                                  --------          ---------     |    -----------      ----------
      NET CASH USED FOR INVESTING ACTIVITIES................       (81,454)           (39,123)    |         (8,729)        (93,096)
                                                                  --------          ---------     |    -----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:                                                             |
  Repurchases of and payments on long-term debt.............       (86,771)          (117,528)    |             -               -
  Net proceeds from financing obligations...................         5,369              3,320     |         43,309              -
  Redemption of capital lease obligations...................        (1,272)              (364)    |             -               -
  Capital stock expense.....................................            -                (596)    |             -               -
  Proceeds from issuance of preferred stock.................            -                  -      |         97,500              -
  Proceeds from issuance of long-term debt..................            -                  -      |        778,120              -
  Redemption of obligations subject to compromise...........            -                  -      |     (1,131,695)         (1,051)
                                                                  --------          ---------     |    -----------      ----------
      NET CASH USED FOR FINANCING ACTIVITIES................       (82,674)          (115,168)    |       (212,766)         (1,051)
                                                                  --------          ---------     |    -----------      ----------
NET INCREASE (DECREASE) IN CASH AND TEMPORARY INVESTMENTS...        42,460             14,022     |       (207,762)         53,923
                                                                                                  |
CASH AND TEMPORARY INVESTMENTS AT BEGINNING OF PERIOD.......        68,767             54,745     |        262,507         208,584
                                                                  --------          ---------     |    -----------      ----------
CASH AND TEMPORARY INVESTMENTS AT END OF PERIOD.............      $111,227          $  68,767     |    $    54,745      $  262,507
                                                                  ========          =========     |    ===========      ==========

                See accompanying notes to financial statements.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     General. El Paso Electric Company (the "Company") is a public utility engaged in the generation, transmission and distribution of electricity in an area of approximately 10,000 square miles in west Texas and southern New Mexico. The Company also serves wholesale customers in Texas, New Mexico, California and Mexico.

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

     Bankruptcy Reorganization. On February 12, 1996 (the "Effective Date"), the Company emerged (the "Reorganization") from a bankruptcy proceeding which it instituted in January 1992 (the "Bankruptcy Case"). As a result of the Reorganization, the Company significantly reduced its debt and simplified its capital structure. The Company prior to the Reorganization (the "Predecessor Company") had total obligations subject to compromise of $2,007 million (including obligations related to leases on portions of the Palo Verde Nuclear Generating Station ("Palo Verde") (the "Palo Verde Leases"), which represented $700 million of allowed claims in the Bankruptcy Case). Under the Company's Fourth Amended Plan of Reorganization (the "Plan"), this debt and the Palo Verde Lease obligations were extinguished and the creditors received a combination of $212 million cash and newly issued debt and equity securities of the Company following the Reorganization (the "Reorganized Company") consisting of $1,189 million of long-term bonds and financing and capital lease obligations, $100 million of redeemable preferred stock and $255 million of common stock.

     Under the Plan, all of the Predecessor Company's common and preferred stock was canceled and the holders of such securities received approximately $45 million (15%) of the Reorganized Company's common stock and the right to receive certain potential litigation recoveries which ultimately amounted to $20 million. In addition, on the Effective Date, the Palo Verde Leases were terminated and the Company reacquired such interests. See Note H.

     Basis of Presentation. The Company maintains its accounts in accordance with the Uniform System of Accounts prescribed by the Federal Energy Regulatory Commission (the "FERC"). The Company had determined that it does not meet the criteria for the application of Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation," and accordingly does not report the effects of certain actions of regulators as assets or liabilities unless such actions result in assets or liabilities under generally accepted accounting principles for commercial enterprises in general.

     The Company accounted for all transactions related to its Reorganization in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). As of the Effective Date of the Reorganization, the Company applied "fresh-start"

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

reporting in accordance with SOP 90-7 resulting in the creation of a new reporting entity having no retained earnings or accumulated deficit. In applying fresh-start reporting, the Company determined its reorganization value, which was allocated to the Company's assets, and recorded its liabilities at fair value. Reorganization value was determined as the value of the Company's capital structure, based on management's estimates of future operating results, less operational liabilities.

     Because of the effects of fresh-start reporting, the Reorganized Company's financial statements for periods after February 12, 1996 are not comparable to the Predecessor Company's financial statements for periods before February 12, 1996. A vertical line is shown in the accompanying financial statements to separate the Reorganized Company from the Predecessor Company because the respective financial statements have not been prepared on a consistent basis of accounting.

     Comprehensive Income. In 1997, the Company implemented SFAS No. 130, "Reporting Comprehensive Income." Under this standard, certain gains and losses that are not recognized currently in the statement of operations are reported as other comprehensive income.

     Utility Plant. Upon adoption of fresh-start reporting, the Company revalued its utility plant. As of February 12, 1996, the value allocated to the assets used in the Company's generation, transmission and distribution operations was based on the Company's estimate of the replacement cost less depreciation ("RCLD") and was derived from the value of the Company as a going concern rather than on an appraisal or other professional valuation of its assets. The RCLD of generation assets was calculated based on estimates of the current cost of gas-fired combined-cycle and combustion turbine power plants, adjusted for certain economic factors. Additions to utility plant subsequent to February 12, 1996 are reported at historical cost. Depreciation is provided on a straight-line basis over the estimated remaining lives of the assets (ranging from 11 years to 31 years), except for approximately $384 million of reorganization value allocated to net transmission, distribution and general plant in service. This amount is being depreciated over the ten-year period of a rate settlement (the "Rate Stipulation") dated July 27, 1995 among the Company and substantially all of the other parties to Docket No. 12700.

     The Company charges the cost of repairs and minor replacements to the appropriate operating expense accounts and capitalizes the cost of renewals and betterments. Gains or losses resulting from retirements or other dispositions of operating property in the normal course of business are credited or charged to the accumulated provision for depreciation.

     The Company accrued a liability for the present value of the estimated decommissioning costs for the Company's interest in Palo Verde using an escalation rate of 3% and a discount rate of 6%. Accretion of the decommissioning liability is charged to interest charges in the statements of operations.

     The cost of nuclear fuel is amortized to fuel expense on a unit-of-production basis. A provision for spent fuel disposal costs is charged to expense based on requirements of the Department of Energy (the "DOE") for disposal cost of approximately one-tenth of one cent on each kilowatt hour generated.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

     Impairment of Long-Lived Assets. The Company evaluates impairment of its long-lived assets and certain intangible assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An asset is deemed impaired if the sum of the expected future cash flows is less than the carrying amount of the asset.

     Capitalized Interest. The Company capitalizes, to construction work in progress, interest cost calculated in accordance with SFAS No. 34, "Capitalization of Interest Cost."

     Cash and Cash Equivalents. All temporary cash investments with an original maturity of three months or less are considered cash equivalents.

     Investments. The Company's marketable securities, included in decommissioning trust funds in the balance sheets, are reported at fair market value and consist primarily of municipal bonds in trust funds established for decommissioning of its interest in Palo Verde which had a fair market value of approximately $38.4 million at December 31, 1997. Such marketable securities are classified as "available-for-sale" securities and as such unrealized gains and losses are included in accumulated other comprehensive income as a separate component of capitalization.

     Inventories. Inventories, primarily parts, materials and supplies are stated at average cost not to exceed recoverable cost.

     Operating Revenues. The Company accrues revenues for services rendered but unbilled.

     The regulations of the Public Utility Commission of Texas (the "Texas Commission"), the New Mexico Public Utility Commission (the "New Mexico Commission") and the FERC and the agreements with individual customers generally provide for fuel and purchased and interchanged power expenses to be recovered from customers. Fuel revenues reflect the Company's estimate of recoverable fuel and purchased and interchanged power expenses net of a percentage of (i) profit margins from certain off-system sales and (ii) revenues from third-party transmission services, which are credited to customers. Economy sales relate to spot market sales and are included in fuel revenues. Base revenues refer to the Company's revenues from the sale of electricity, excluding such fuel revenues.

     Federal Income Taxes. The Company accounts for federal income taxes under the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the estimated future tax consequences of "temporary differences" by applying enacted statutory tax rates for each taxable jurisdiction applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The Company records a valuation allowance to reduce its deferred tax assets to the extent it is more likely than not that such deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date.

     Earnings per Share. The Company adopted the provisions of SFAS No. 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share, for the year ended

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

December 31, 1997. All per share amounts reported in prior periods presented have been restated to conform to the new standard. Basic earnings (loss) per common share is computed by dividing net income or loss, after deducting the preferred dividend requirements, by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed by dividing net income or loss, after deducting the preferred dividend requirements, by the weighted average number of common shares and dilutive common shares outstanding.

     Benefit Plans. See Note J for accounting policies regarding the Company's retirement plans and postretirement benefits.

     Stock Options and Restricted Stock. The Company has a long-term incentive plan which reserves shares of common stock for issuance to officers, key employees and non-employee directors through the award or grant of stock options and restricted stock. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Accordingly, compensation expense is recognized for the intrinsic value, if any, of option grants at measurement date ratably over the vesting period of the options. Compensation expense for the restricted stock awards is recognized for the fair value of the shares at the award date ratably over the restriction period. Unearned compensation related to stock options and restricted stock awards is shown as a reduction of common stock equity.

     Reclassifications. Certain amounts in the financial statements for 1996 and 1995 have been reclassified to conform with the 1997 presentation.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

SUPPLEMENTAL STATEMENTS OF CASH FLOW DISCLOSURES (IN THOUSANDS)

                                                                    PERIOD FROM  |  PERIOD FROM
                                                       YEAR         FEBRUARY 12  |   JANUARY 1        YEAR
                                                       ENDED            TO       |      TO            ENDED
                                                    DECEMBER 31,    DECEMBER 31, |  FEBRUARY 11,   DECEMBER 31,
                                                       1997            1996      |     1996           1995
                                                    -----------     -----------  |  -----------    -----------
                                                                                 |
Cash (refunded) paid for:                                                        |
     Income taxes, net............................   $(17,812)       $  (2,504)  |   $     -        $ 12,950
     Interest.....................................     76,477           53,000   |      8,580         80,688
     Reorganization items - professional                                         |
       fees and other.............................      3,264            8,910   |      2,279         15,207
                                                                                 |
   Non-cash investing and financing activities:                                  |
     Issuance of preferred stock for                                             |
       pay-in-kind dividends......................     12,893            8,426   |         -               -
     Grants of restricted shares of                                              |
       common stock...............................        575              948   |         -               -
     Property purchased through issuance                                         |
       of promissory note.........................         -               964   |         -               -
     Reorganized common stock                                                    |
       exchanged for Predecessor                                                 |
       common and preferred stock.................         -                -    |     45,000              -
     Reorganized common stock                                                    |
       exchanged for settlement of                                               |
       obligations subject to                                                    |
       compromise.................................         -                -    |    255,000              -
     Long-term debt exchanged for                                                |
       settlement of obligations subject                                         |
       to compromise..............................         -                -    |    151,834              -
     Plant in service reacquired through                                         |
       incurring obligation subject to                                           |
       compromise.................................         -                -    |    227,656              -

B.   RATE MATTERS

TEXAS RATE MATTERS

     The rates and services of the Company in Texas municipalities are regulated by those municipalities, and in unincorporated areas by the Texas Commission. The largest municipality in the Company's service area is the City of El Paso. The Texas Commission has exclusive appellate jurisdiction to review municipal orders and ordinances regarding rates and services in Texas and

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

jurisdiction over certain other activities of the Company. The decisions of the Texas Commission are subject to judicial review.

     Rate Stipulation and Agreed Order. The Company's rates for its Texas customers are governed by a rate order entered by the Texas Commission in Docket 12700 (the "Agreed Order") adopting a Rate Stipulation. The Agreed Order and Rate Stipulation were entered into by the Company, the Texas Commission staff, the City of El Paso and virtually all other intervenors in the case. The Agreed Order implemented certain provisions of the Rate Stipulation and set rates consistent with the Rate Stipulation. Among other things, under the Rate
Stipulation: (i) the Company's base rates for most customers in Texas were fixed for ten years beginning in August 1995 (the "Freeze Period"); (ii) the City of El Paso granted the Company a new franchise that extends through the Freeze Period; (iii) the Company will retain 75% during the first five years of the Freeze Period and 50% during the remainder of the Freeze Period of (A) the net revenues generated by providing third-party transmission services and (B) profit margins from certain off-system power sales; (iv) the Company's reacquisition of the Palo Verde leased assets was deemed to be in the public interest; and (v) all appeals of Texas Commission orders concerning the Company and all outstanding Texas Commission dockets concerning the Company's rates were resolved.

     Neither the Rate Stipulation nor the Agreed Order deprives the Texas regulatory authorities of their jurisdiction over the Company during the Freeze Period. However, the Texas Commission determined in the Agreed Order that the rate freeze is in the public interest and results in just and reasonable rates. Further, the signatories to the Rate Stipulation (other than the General Counsel, the Texas Office of Public Utility Counsel and the State of Texas) agreed not to seek to initiate an inquiry into the reasonableness of the Company's rates during the Freeze Period and to support the Company's entitlement to rates at the freeze level throughout the Freeze Period. The Company believes, but cannot assure, that its cost of service will support rates at or above the freeze level throughout the Freeze Period and, therefore, does not believe any attempt to reduce the Company's rates would be successful. However, during the Freeze Period, the Company is precluded from seeking rate increases in Texas, even in the event of increased operating or capital costs. In the event of a merger, the parties to the Rate Stipulation retain all rights provided in the Rate Stipulation, their rights to participate as a party in any proceeding related to the merger, and the right to pursue a reduction in rates below the freeze level to the extent of post-merger synergy savings.

     Fuel. Pursuant to Texas Commission rules, the Company periodically must make a filing reconciling the revenues collected from Texas customers under its fixed fuel factor with the fuel and purchased power expenses actually incurred for the period covered by the reconciliation. A fuel and purchased power reconciliation must include not less than twelve months nor more than thirty-six months of reconcilable data. The Company has not filed a reconciliation for any period since June 1995. Differences between revenues collected and expenses incurred are subject to a refund to customers (in the case of an overrecovery of fuel costs) or surcharge (in the case of an underrecovery of fuel costs). The Texas Commission staff, local regulatory authorities such as the City of El Paso, and customers are entitled to intervene in a fuel reconciliation proceeding and to challenge the recovery of fuel and purchased power expenses.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

     Higher than expected natural gas prices were experienced in December 1996, continued in the first quarter of 1997 and remained at higher levels through the remainder of 1997 compared to 1996. These higher natural gas prices have increased the Company's underrecovered fuel costs, which will be reviewed in the next Texas fuel reconciliation. A significant disallowance of fuel costs in this reconciliation could have an adverse effect on the Company's financial results. In January 1998, the Company filed a request with the Texas Commission to increase its Texas fixed fuel factor and implement a surcharge, subject to reconciliation, of its underrecovered fuel costs. The Company entered into a stipulation with all parties to the docket to implement the surcharge and a new fixed fuel factor. Both the fixed fuel factor and surcharge are expected to go into effect in April 1998.

     Palo Verde Performance Standards. The Texas Commission has established performance standards for the operation of Palo Verde, pursuant to which each Palo Verde unit is evaluated annually to determine whether its three-year rolling average capacity factor entitles the Company to a reward or subjects it to a penalty. There are five performance bands based around a target capacity factor of 70%. The capacity factor is calculated as the ratio of actual generation to maximum possible generation. If the capacity factor, as measured on a station-wide basis for any consecutive 24-month period, should fall below 35%, the Texas Commission could reconsider the rate treatment of Palo Verde, regardless of the provisions of the Rate Stipulation. The removal of Palo Verde from rate base could have a significant negative impact on the Company's revenues and financial condition. For the three-year rolling average period ended December 31, 1997, Palo Verde Units 1, 2 and 3 achieved capacity factors of 83.75%, 83.04% and 88.70%, respectively. These capacity factors result in the Company's entitlement to a combined reward of $2.8 million pursuant to the formula established by the Texas Commission for the Palo Verde units.

NEW MEXICO RATE MATTERS

     The New Mexico Commission has jurisdiction over the Company's rates and services in New Mexico and over certain other activities of the Company, including prior approval of the issuance, assumption or guarantee of securities. The New Mexico Commission's decisions are subject to judicial review. Current base rates in New Mexico were established in 1990 and have not increased since. The Company does not have an agreement with New Mexico regulatory authorities or parties to past New Mexico regulatory proceedings comparable to the Rate Stipulation. The largest city in the Company's New Mexico service territory is Las Cruces, which in 1997 accounted for 8% of the Company's total revenue. See
Note I.

     Pending Rate Case. In October 1996, the New Mexico Commission issued an order in Case No. 2722, requiring the Company to answer certain ratepayer complaints and to file a rate filing package, including cost of service data and supporting testimony. On March 3, 1997, the Company filed with the New Mexico Commission all of the rate filing package data required by the Commission's order. Although the Company's filing demonstrates a revenue deficiency of approximately $8.6 million under current rates, the Company did not request a rate change to recover the deficiency. The New Mexico Commission could order a rate reduction or, alternatively, in response to economic factors

                           EL PASO ELECTRIC COMPANY

                        NOTES TO FINANCIAL STATEMENTS

and regulatory, political and competitive pressures, the Company could agree to a rate reduction as part of an overall settlement of all issues in New Mexico. Prosecution of the rate case before the New Mexico Commission is expected to be completed before the end of 1998. The Company is unable at this time to predict the outcome of this proceeding.

     Fuel. The Company is required to make annual filings with the New Mexico Commission to reconcile the revenues collected under its fixed fuel factor with its fuel and purchased power expenses actually incurred, and to report the results of Palo Verde performance standards. These reports are due by January 31 of each year for the preceding calendar year, and are filed along with the Company's request to revise its fixed fuel factor to reflect current projections of fuel and purchased power costs and to include the over or underrecovery reflected in the reconciliation report and the reward or penalty reflected in the performance standards report. On October 31, 1997, the Company filed testimony and evidence supporting its continued use of the methodology and manner of collecting fuel and purchased power costs reflected in its tariffs. A hearing on this filing is scheduled for July 1998.

     The Company's 1998 annual filing reflects a significant increase in the monthly fuel charge. This increase is necessary because of (i) significant increases in the spot price of natural gas and (ii) the delayed implementation of the 1997 change, effective with bills rendered on or after August 1, 1997, which has caused the Company to underrecover its fuel costs in New Mexico by approximately $5.3 million for the year ended December 31, 1997. The recovery of this amount, coupled with continued higher gas costs for 1998, results in an increase in the proposed 1998 fixed fuel factor of approximately 24% over the present factor. The Company believes it has fully justified its fuel and purchased power costs and recovery methodology. In March 1998, the New Mexico Commission consolidated the 1998 annual filing and the October 1997 filing for hearing in July 1998. There can be no assurance that the New Mexico Commission will accept the Company's proposed fixed fuel factor. As in Texas, interested parties are allowed to intervene and challenge the recoverability of fuel expenses. A significant disallowance of fuel costs could have an adverse effect on the Company's financial results.

     Palo Verde Performance Standards. The New Mexico Commission has established performance standards for the operation of Palo Verde, pursuant to which the entire Palo Verde station is evaluated annually to determine if its achieved capacity factor allows the Company to claim a reward or subjects it to a penalty. There are five performance bands based around a target capacity factor of 67.5%. Because Unit 3 is not included in the Company's New Mexico rate base, any penalty or reward calculated on a total station basis is limited to two-thirds of such penalty or reward. The capacity factor is calculated as the ratio of actual generation to maximum possible generation. If the annual capacity factor is 35% or less, the New Mexico Commission is required to initiate a proceeding to reconsider the rate base treatment of Palo Verde Units 1 and 2. The removal of Palo Verde from rate base could have a significant negative impact on the Company's revenues and financial condition. For the year ended December 31, 1997, the Palo Verde station capacity factor was 88.43%.
This capacity factor results in the Company's entitlement to a reward of $1.1 million, pursuant to the formula established by the New Mexico Commission for the Palo Verde units.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

FEDERAL REGULATORY MATTERS

     Federal Energy Regulatory Commission. The Company is subject to regulation by the FERC in certain matters, including rates for wholesale power sales, transmission of electric power and the issuance of securities.

     The Company has a long-term firm power sales agreement with Imperial Irrigation District ("IID") providing for the sale of 100 megawatts ("MW") of firm capacity and 50 MW of contingent capacity through April 2002. The agreement generally provides for level sales prices over the life of the agreement. The Company also has a firm power sales agreement with Texas-New Mexico Power Company ("TNP"), providing for sales to TNP in the minimum amount of 25 MW through 2002. Sales prices are essentially level for the remaining life of the agreement. Rate tariffs currently applicable to IID and TNP contain fuel and purchased power cost adjustment provisions designed to recover the Company's fuel and purchased power costs.

     In July 1996, the Company filed its open access transmission tariffs (Docket No. OA96-200-000) (the "Open Access Case"), in compliance with FERC Order No. 888, Promoting Wholesale Competition Through Open Access Non-Discriminatory Transmission Services by Public Utilities; Recovery of Stranded Costs by Public Utilities and Transmitting Utilities ("Order No. 888"), covering network and point-to-point transmission services and the six specifically required ancillary services. Several parties, including the City of Las Cruces, New Mexico ("Las Cruces"), other utilities and several wholesale power marketers, intervened and filed protests to the Company's tariffs. Issues raised by the intervenors included rates and the terms and conditions of the Company's tariffs, including the treatment of and costs related to, certain facilities making access to the Comision Federal de Electricidad de Mexico ("CFE") more available to parties other than the Company. In February 1997, the Company entered into a stipulated agreement among the various parties settling all rate issues related to the Open Access Case. Under the settlement, the Company will provide transmission service, to the extent transmission capacity is available, to any party for firm or interruptible service to the CFE until the earlier of the end of 1998 or the date the FERC rules on the complaint filed by one of the wholesale power marketers that submitted a bid in 1996 to the CFE. See "Department of Energy" below.

     Intervenors in the Open Access Case also raised certain issues relating to the criteria by which the Company will determine the amount of transmission capacity that is available for use by third parties desiring to use its transmission system. Hearings related to these issues were conducted before a FERC administrative law judge in January 1998. A final decision from the FERC on these issues is not expected until the fourth quarter of 1998. The Company does not expect a material financial impact to result from a FERC ruling.

     In July 1996, Las Cruces exercised its right under Order No. 888 to request that the Company calculate Las Cruces' stranded cost obligation should it leave the Company's system and operate its own municipal utility. For a discussion of this proceeding, see Note I.

     Department of Energy. The DOE regulates the Company's exports of power to the CFE in Mexico pursuant to a license granted by the DOE and a presidential permit. In addition, the DOE is authorized

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

to assess operators of nuclear generating facilities for a share of the costs of decommissioning the DOE's uranium enrichment facilities and for the ultimate costs of disposal of spent nuclear fuel.

     In September 1996, one of the wholesale power marketers that submitted a bid in 1996 to the CFE in connection with renewal of the interchange agreement for the supply of power during 1997 to Ciudad Juarez, Mexico, filed a complaint against the Company with the FERC. The complaint sought emergency relief and requested the FERC to direct the Company to enter into an agreement to provide firm point-to-point transmission service to the CFE under the Company's open access transmission tariff. In October 1996, the FERC issued an order requiring the Company to provide point-to-point transmission service over the Company's transmission system to substation facilities near the United States/Mexico border. The FERC, however, concurred with the Company's position that the FERC does not have jurisdiction to order transmission across the border, suggesting that the DOE has such jurisdiction. The DOE subsequently issued a Notice of Delegation and Assignment which delegated to the FERC the DOE's authority to carry out its duties in this case. The FERC has docketed the Delegation and Assignment and the process is expected to continue throughout 1998.

     Nuclear Regulatory Commission. The Nuclear Regulatory Commission (the "NRC") has jurisdiction over the Company's licenses for Palo Verde and regulates the operation of nuclear generating stations to protect the health and safety of the public from radiation hazards and has authority to conduct environmental reviews pursuant to the National Environmental Policy Act.

OTHER WHOLESALE CUSTOMERS

     The term of the Company's previous one-year 1997 sales agreement for firm capacity and associated energy to the CFE terminated December 31, 1997. Pursuant to a bidding process, the Company was selected by the CFE to provide varying amounts of power during 1998 ranging from 90 to 200 MW. The price is stable throughout the twelve-month term of the agreement and includes charges for capacity and energy as well as transmission and any required ancillary services. Under the new agreement, the Company's revenues in 1998 related to power sales to the CFE are expected to be similar to 1997 revenues. There can be no assurance that the CFE will remain a customer after 1998. The agreement requires payment in United States dollars.

RECENT CHANGES IN UTILITY REGULATION

     General. The electric utility industry faces increasing pressure to become more competitive as legislative, regulatory, economic and technological changes occur. Federal and state legislation, regulatory initiatives, and proposed initiatives in Texas and New Mexico encourage competition in the industry, and ultimately in the Company's service area. Together with increasing customer demand for lower priced electricity and other energy services, these measures have accelerated the industry's movement toward more competitive pricing and cost structures. Such competitive pressures could result in the loss of customers and could diminish the ability of the Company to fully recover its investment in generation assets, as well as the cost of operating these assets. This issue is particularly important to the Company because its rates are significantly higher than national and regional averages. In the face of

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

increased competition, there can be no assurance that the future operations, cash flows and financial condition of the Company will not be adversely affected, or that the Company will be able to sustain retail rates at the levels established by the Rate Stipulation during the Freeze Period.

     Of particular importance to the Company is the issue of ultimate recoverability of "stranded costs," or costs previously found by regulatory authorities to be reasonable and prudent, but which at the same time are higher than would be recovered under immediate, full competition. There is substantial discussion and debate on this issue on both a national and state level and, at this time, there appears to be no clear solution. At the federal level, the FERC has announced, through a formal rulemaking, its intention to allow 100% recovery of all legitimate verifiable stranded costs attributable to FERC jurisdictional customers. Texas and New Mexico commissions and legislatures are engaged in various activities which are attempting to address the issue of stranded cost recovery from customers subject to their jurisdictions.

     FERC. In April 1996, the FERC issued its Order No. 888, requiring all public utilities owning, operating or controlling facilities used for transmitting electricity in interstate commerce to (i) file open access transmission tariffs containing minimum terms and conditions of non-discriminatory service and (ii) take transmission service (including ancillary services) for their own new wholesale sales and purchases of electric energy under the open access tariffs. Additionally, Order No. 888 permits public utilities to seek recovery of legitimate, prudent and verifiable stranded costs and provides a mechanism for the recovery of such costs. Order No. 888 also provides for recovery of costs associated with former power customers and new municipally-owned entities becoming transmission-only customers as a result of providing open access transmission if the utility had a reasonable expectation of continuing to provide service to the departing customer. Order No. 888 established criteria under which stranded costs will be evaluated for contracts entered into prior to July 11, 1994, and for stranded costs resulting from the formation of any new municipal utilities. Recovery of stranded costs under contracts entered into after July 10, 1994, will be governed by the terms of those contracts.

     In April 1996, the FERC also issued Order No. 889, Open Access Same-Time Information System (formerly Real-Time Information Networks) and Standards of Conduct ("Order No. 889"). Order No. 889 requires all public utilities owning, operating or controlling facilities used for transmitting electricity in interstate commerce to develop and maintain an Open Access Same-Time Information System that will give existing and potential transmission users access to transmission-related information on a basis consistent with that available to a utility's employees engaged in the buying and selling of power. Order No. 889 further requires public utilities to separate their transmission and generation marketing functions and adopt standards of conduct ensuring that all open access transmission customers are treated in a non-discriminatory manner.

     Texas. During 1996, the Texas Commission conducted projects to evaluate the (i) scope of competition in the electric industry in Texas and (ii) potential stranded investment, procedures for allocating stranded costs, and acceptable methods of stranded cost recovery. The Texas Commission's report, which was issued in January 1997, recommended a careful and deliberate approach to continued expansion of competition in the Texas electric market, ultimately leading to retail competition with

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

certain safeguards, and recommended against any legislation that would introduce broad-based retail competition before 2000. The Texas Commission also quantified the potential retail "excess of cost over market" ("ECOM") under several scenarios. In February 1998, the Texas Commission requested all Texas utilities to revise the ECOM estimates based on certain updated assumptions. Using the Texas Commission's revised model inputs, the Company's revised ECOM estimates range from a high of $1.5 billion to a low of $843 million, with an expected value of $1.2 billion, assuming full retail access in 1999. Although several pieces of legislation were offered during the 1997 Texas legislative session, no significant deregulation legislation was passed.

     In August 1997, the Lieutenant Governor appointed seven senators to serve on a special interim committee to study the various issues involved in a possible transition to a competitive electric market. The committee is receiving testimony from various parties, including environmental advocates, consumer advocates, power marketers, public power entities, electric cooperatives and investor-owned utilities, as well as testimony and comments from the public at large, and is holding public hearings across the state on various aspects of the electric industry restructuring debate. The Association of Electric Companies of Texas (the "AECT") testified on behalf of all investor-owned utilities in Texas, including the Company. The AECT testified that it would support retail competition that provides benefits to all consumers, maintains electric system reliability, provides for equitable treatment of all competitors and provides for the preservation of prior regulatory commitments. The committee is expected to file a final report in late 1998. Recently, the Lieutenant Governor asked the Texas Comptroller of Public Accounts to initiate a study to review the impact of a deregulated electric market on state and local tax systems.

     New Mexico. In 1995, the New Mexico Commission initiated a notice of inquiry regarding competition and the restructuring of regulation of the electric industry. The New Mexico Commission received comments from numerous parties representing various interests and conducted workshops in an attempt to arrive at a consensus with respect to the need for regulatory change, the nature of such change and the timing/transition of any changes. No consensus was reached by the participants. The New Mexico Commission also commenced a collaborative process with the assistance of facilitators in an attempt to reach consensus. Although that collaborative process failed to reach a consensus around which restructuring legislation could be drafted, the New Mexico investor-owned utilities, including the Company, have agreed to support legislation that would permit retail competition provided: (i) all customers have the opportunity to benefit, (ii) reliability of electric service is maintained, (iii) all energy suppliers are subject to the same laws and regulations, (iv) the price of electric generating capacity and electric energy is determined solely by market forces, (v) unbundled transmission and distribution functions remain subject to regulation, and (vi) each electric utility must have a reasonable opportunity to recover its stranded costs. The 1998 legislative session concluded without the passage of any significant deregulation legislation.

C.   PALO VERDE AND OTHER JOINTLY-OWNED UTILITY PLANT

     The Company has a 15.8% undivided interest in the three nuclear generating units at Palo Verde. The Palo Verde Participants include the Company, five other utilities and Arizona Public

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

Service Company ("APS"), which serves as the operating agent for Palo Verde. The operation of Palo Verde and the relationship among the Palo Verde Participants is governed by the Arizona Nuclear Power Project Participation Agreement (the "ANPP Participation Agreement").

     Other jointly-owned utility plant includes a 7% undivided interest in Units 4 and 5 of Four Corners Generating Station ("Four Corners") and certain other transmission facilities. A summary of the Company's investment in jointly-owned utility plant, excluding fuel, at December 31, 1997 and 1996 is as follows (In thousands):

                                        DECEMBER 31, 1997             DECEMBER 31, 1996
                                     ----------------------        ----------------------
                                       PALO VERDE                    PALO VERDE
                                        STATION     OTHER             STATION     OTHER
                                     ----------------------        ----------------------
Electric plant in service...........  $573,218     $180,815         $568,957     $180,366
Accumulated depreciation............   (46,589)     (27,078)         (22,162)     (12,747)
Construction work in progress.......    12,545        2,249            8,545          985

     Pursuant to the ANPP Participation Agreement, the Palo Verde Participants share costs and generating entitlements in the same proportion as their percentage interests in the generating units and each Palo Verde Participant is required to fund its proportionate share of fuel, other operation, maintenance and capital costs, which, except capital costs, are included in the corresponding expense captions in the statements of operations. The Company's total monthly share of these costs was approximately $7.3 million in 1997. The ANPP Participation Agreement provides that if a participant fails to meet its payment obligations, each non-defaulting participant shall pay its proportionate share of the payments owed by the defaulting participant.

     Decommissioning. Pursuant to the ANPP Participation Agreement and federal law, the Company is required to fund its share of the estimated costs to decommission Palo Verde over the estimated service life of forty years. The Company's funding requirements are determined periodically based upon engineering cost estimates performed by outside engineers retained by the ANPP.

     In December 1995, the Palo Verde Participants approved a decommissioning study performed by an outside engineering firm. The 1995 study determined that the Company will have to fund approximately $229 million (stated in 1995 dollars) to cover its share of decommissioning costs. The 1995 study assumed that (i) maintenance expense for spent fuel storage will be incurred for ten years after the shutdown of the last unit (estimated to be in 2024); (ii) a national interim spent fuel storage facility will be available; and (iii) as a result of such national spent fuel storage facility, the amount of spent fuel stored on-site will be reduced from all spent fuel assemblies to the final core plus fuel assemblies from approximately three refuelings.

     Cost estimates for decommissioning have increased with each study. The previous cost estimate from a 1993 study determined that the Company would have to fund approximately $221 million (stated

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

in 1993 dollars). The 1993 estimate, however, reflected an 84% increase from the previous estimate made in 1989, primarily related to increases in estimated costs for low-level radioactive waste disposal.

     Although the 1995 study was based on the latest available information, there can be no assurance that decommissioning cost estimates will not continue to increase in the future or that regulatory requirements will not change. In addition, until a new low-level radioactive waste repository opens and operates for a number of years, estimates of the cost to dispose of low-level radioactive waste are subject to significant uncertainty. The decommissioning study is updated every three years and a new study will be completed in 1998.

     The rate freeze under the Rate Stipulation would preclude the Company from seeking a rate increase in Texas during the Freeze Period to recover increases in decommissioning cost estimates. Additionally, there can be no assurance that the Company could increase its rates in any of its other jurisdictions to recover such increased costs.

     The Company has established external trusts with independent trustees, which enable the Company to record a current deduction for federal income tax purposes of a portion of amounts funded. As of December 31, 1997, the aggregate balance of the trust funds was approximately $38.4 million, which is reflected in the Company's balance sheets in deferred charges and other assets.

     Steam Generators. Palo Verde has experienced degradation in the steam generator tubes of each unit. The degradation includes axial tube cracking in the upper regions of the two steam generators in Unit 2 and, to a lesser degree, in Units 1 and 3. This form of steam generator tube degradation, while less common than other types, has also been seen at other United States nuclear generating stations. The units also have experienced circumferential cracking at the tube sheet, a more common type of tube cracking. The axial tube cracking was discovered following a steam generator tube rupture in Unit 2 in March 1993. Since that time, APS has undertaken an ongoing investigation and analysis and has performed corrective actions designed to mitigate further degradation. Corrective actions have included changes in operational procedures designed to lower the operating temperatures of the units, chemical cleaning and the implementation of other technical improvements. APS has stated that it believes its remedial actions have slowed the rate of tube degradation.

     Steam generator tubes in each of the Palo Verde units have been inspected during regularly scheduled refueling outages and mid-cycle inspection outages. If tube cracks are detected during an inspection, the affected tubes are taken out of service by plugging. This may impair the performance of a unit if sufficient numbers of steam generator tubes are affected.

     The projected service lives of the units' steam generators are reassessed by APS periodically in conjunction with inspections made during outages of the Palo Verde units. APS has determined that it will be economically desirable to replace the Unit 2 steam generators, which have been the most affected by tube cracking. In 1997, the Palo Verde Participants unanimously approved the purchase of one set of spare steam generators for delivery in May 2002. The Company's share of the cost is approximately $12.9 million. APS has indicated that in 1998 it will request that the participants approve installation of

                           EL PASO ELECTRIC COMPANY

                        NOTES TO FINANCIAL STATEMENTS

the spare generators in Unit 2 in 2003. The Company believes that such installation would require the unanimous approval of the Palo Verde Participants. The Company will continue to analyze the economic feasibility of steam generator replacement, or other options that may be available in connection with the operation of Unit 2. Also, the Company cannot predict whether the Palo Verde Participants will agree to replace the Unit 2 steam generators. The costs for the construction and shipping of the spare steam generators are expected to be incurred between 1998 and 2002. Installation costs, if they are approved, would be expected to be incurred between 1999 and 2003, with the bulk of the expenditures after 2000. The Company's portion of total costs associated with construction and potential installation of new steam generators in Unit 2, including replacement power costs and costs that would otherwise have been expended through the operation and maintenance budget, is currently estimated not to exceed $36 million. APS has also stated that, based on the latest available data, it estimates that the steam generators in Units 1 and 3 should operate for their designated lives of 40 years (to 2025 and 2027, respectively). APS will reassess the expected lives of these steam generators periodically.

     The Rate Stipulation precludes the Company from seeking a rate increase in Texas during the Freeze Period to recover capital costs associated with such replacement of steam generators. It is uncertain whether the costs associated with replacing the Unit 2 steam generators would be approved by the New Mexico Commission and included in the Company's rate base in New Mexico.

     Liability and Insurance Matters. The Palo Verde Participants have public liability insurance against nuclear energy hazards up to the full limit of liability under federal law. The insurance consists of $200 million of primary liability insurance provided by commercial insurance carriers, with the balance being provided by an industry-wide retrospective assessment program, pursuant to which industry participants would be required to pay an assessment to cover any loss in excess of $200 million. The maximum assessment per reactor for each nuclear incident is approximately $79.2 million, subject to an annual limit of $10 million per incident. Based upon the Company's 15.8% interest in Palo Verde, the Company's maximum potential assessment per incident is approximately $37.6 million for all three units with an annual payment limitation of approximately $4.7 million.

     The Palo Verde Participants maintain "all risk" (including nuclear hazards) insurance for property damage to, and decontamination of, property at Palo Verde in the aggregate amount of $2.7 billion, a substantial portion of which must first be applied to stabilization and decontamination. Finally, the Company has obtained insurance against a portion of any increased cost of generation or purchased power which may result from an accidental outage of any of the three Palo Verde units if the outage exceeds 23 weeks.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

D.   COMMON STOCK

OVERVIEW

     The Company issued approximately 60 million shares of new common stock on February 12, 1996. The common stock has a stated value of $1 per share, with no cumulative voting rights or preemptive rights. Holders of the common stock have the right to elect the Company's directors and to vote on other matters.

     Pursuant to the resolutions creating the Series A Preferred Stock, no dividends can be paid on the common stock if there are dividends in arrears on the Series A Preferred Stock. So long as the Company's First Mortgage Bonds are outstanding and the series with the longest maturity is not rated "investment grade" by either Standard & Poor's Rating Service or Moody's Investors Service, Inc., the Company may not declare any dividend on the common stock, other than in additional shares of common stock, or make any other distribution on, or acquire for value any shares of common stock (with certain limited exceptions) unless, after giving effect thereto, the aggregate of all such dividends, distributions and certain other payments made by the Company since February 12, 1996 would be less than the sum of (i) 50% of the consolidated net income (as defined in the mortgage indenture) of the Company minus dividends paid in respect of the Series A Preferred Stock for the period from February 13, 1996 to the most recently ended fiscal quarter for which quarterly financial statements are available (or, if such consolidated net income is a deficit, less 100% of such deficit), plus (ii) 100% of the aggregate net proceeds received by the Company from the issuance or sale since February 12, 1996 of equity securities or debt securities that have been converted into equity securities, plus (iii) $10.0 million. Currently, the Company's First Mortgage Bonds are not rated investment grade.

     Pursuant to the terms of the reimbursement agreements related to four letters of credit issued with respect to the four series of pollution control revenue bonds, so long as a drawing is available under any of the letters of credit, the same limitation on the declaration of dividends would apply to the Company. In addition to the restriction contained in the mortgage indenture, the credit agreement for the working capital and fuel financing facility limits to $15.0 million the aggregate amount of dividends that can be paid on the common stock during the three years after its initial issuance on February 12, 1996.

1996 LONG-TERM INCENTIVE PLAN

     The 1996 Long-Term Incentive Plan (the "1996 Plan") authorized the issuance of up to 3,500,000 shares of common stock for the benefit of officers, key employees and non-employee directors through the award or grant of non-statutory stock options, incentive stock options, stock appreciation rights, restricted stock, bonus stock and performance stock.

     Stock Options. Stock options have been granted at prices equal to or greater than the market value of the shares at the date of grant. The options expire ten years from the date of grant unless terminated

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

earlier by the Board of Directors. The following table summarizes the transactions of the Company's stock options for 1996 and 1997:


                                                                              WEIGHTED
                                                                              AVERAGE
                                                            NUMBER OF         EXERCISE
                                                             SHARES            PRICE
                                                           -----------       ----------
Unexercised options outstanding at February 12, 1996.....         -            $    -
     Options granted.....................................   1,900,000              5.69
     Options exercised...................................         -                 -
     Options forfeited...................................         -                 -
                                                            ---------
Unexercised options outstanding at December 31, 1996.....   1,900,000              5.69
     Options granted.....................................      55,000              6.56
     Options exercised...................................         -                 -
     Options forfeited...................................      (5,000)             6.56
                                                            ---------
Unexercised options outstanding at December 31, 1997.....   1,950,000              5.71
                                                            =========

     Certain stock options awarded vest ratably over a four or five-year period. Stock options outstanding at December 31, 1997 are as follows:

        EXERCISE          NUMBER            REMAINING            NUMBER
         PRICE          OUTSTANDING      LIFE, IN YEARS       EXERCISABLE
        --------        -----------      --------------       -----------
        $   5.32           800,000                 8.3            320,000
            5.56           800,000                 8.4            320,000
            6.56            50,000                 9.3             50,000
            7.00           300,000                 8.4            300,000
                         ---------                                -------
                         1,950,000                                990,000
                         =========                                =======

     The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, because the stock option grants had no intrinsic value at the measurement date, no compensation cost has been recognized. Had compensation cost for the plan been determined based on the fair value at

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

the grant date, consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts presented below:

                                                                                  PERIOD FROM
                                                                                  FEBRUARY 12
                                                                                      TO
                                                            DECEMBER 31,          DECEMBER 31,
                                                                1997                 1996
                                                           -------------          ------------
Net income applicable to common stock (In thousands):
     As reported.........................................        $38,649              $31,431
     Pro forma...........................................         38,093               30,337

Basic earnings per share:
     As reported.........................................          0.643                0.523
     Pro forma...........................................          0.634                0.505

Diluted earnings per share:
     As reported.........................................          0.639                0.523
     Pro forma...........................................          0.630                0.505

     The fair value for these options was estimated at the grant date using the Black-Scholes option pricing model. Weighted average assumptions and grant-date fair value for 1997 and 1996 are presented below:

                                                               1997             1996
                                                              ------           ------
                      Risk-free interest rate                  6.76%            6.85%
                      Expected life, in years                    10               10
                      Expected volatility                     10.86%            4.24%
                      Expected dividend yield                    -                -
                      Fair value                             $ 3.24            $2.60

     Restricted Stock. The Company has awarded vested and unvested restricted stock awards under the 1996 Plan. Restrictions from resale generally lapse, and unvested awards vest, over periods of four to five years. During 1997 and 1996, approximately $0.5 million and $0.2 million, respectively, relating to

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

restricted stock awards were charged to expense. The following table summarizes the vested and unvested restricted stock awards for 1997 and 1996:

                                                             VESTED              UNVESTED              TOTAL
                                                        ----------------     ----------------     ----------------
 Restricted shares outstanding at February 12, 1996....             -                    -                    -
   Restricted stock awards............................           80,000              100,000              180,000
   Lapsed restrictions................................              -                    -                    -
                                                        ---------------      ---------------      ---------------
 Restricted shares outstanding at December 31, 1996...           80,000              100,000              180,000
   Restricted stock awards............................           47,440               36,815               84,255
   Lapsed restrictions and vesting....................          (40,488)             (27,363)             (67,851)
                                                        ---------------      ---------------      ---------------
 Restricted shares outstanding at December 31, 1997...           86,952              109,452              196,404
                                                        ===============      ===============      ===============

         The holder of a restricted stock award has rights as a shareholder of the Company, including the right to vote and, if applicable, receive cash dividends on restricted stock, except that certain restricted stock awards require any cash dividend on restricted stock to be delivered to the Company in exchange for additional shares of restricted stock of equivalent market value.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

RECONCILIATION OF BASIC AND DILUTED EARNINGS PER COMMON SHARE

     The reconciliation of basic and diluted earnings per common share before extraordinary items is presented below:

                                                        FOR THE YEAR ENDED DECEMBER 31, 1997
                                                ----------------------------------------------------
                                                                                           PER
                                                                                         COMMON
                                                     INCOME            SHARES             SHARE
                                                ----------------  -----------------  ---------------
                                                (IN THOUSANDS)

Income before extraordinary items.............          $54,568
 Less:  Preferred stock dividends.............           13,144
                                                        -------
Basic earnings per common share:
 Income applicable to common stock............           41,424          60,128,505           $0.689
                                                                                           =========
Effect of dilutive securities:
 Unvested restricted stock....................              -                16,041
 Stock options................................              -               293,086
                                                        -------          ----------
Diluted earnings per common share:
 Income applicable to common stock............          $41,424          60,437,632           $0.685
                                                        =======          ==========        =========


                                                             PERIOD FROM FEBRUARY 12 TO
                                                                 DECEMBER 31, 1996
                                                ----------------------------------------------------
                                                                                           PER
                                                                                         COMMON
                                                     INCOME            SHARES             SHARE
                                                ----------------  -----------------  ---------------
                                                (IN THOUSANDS)

Income before extraordinary items.............          $41,919
 Less:  Preferred stock dividends.............           10,488
                                                        -------
Basic earnings per common share:
 Income applicable to common stock............           31,431          60,073,808           $0.523
                                                                                              ======

Effect of dilutive securities:
 Unvested restricted stock....................              -                 3,912
 Stock options................................              -                38,989
                                                        -------          ----------
Diluted earnings per common share:
 Income applicable to common stock............          $31,431         60,116,709            $0.523
                                                        =======         ==========            ======


     Options to purchase 300,000 shares of common stock at $7.00 per share were outstanding during 1997 and the second half of 1996 but were excluded from the computation of diluted earnings per common share for all periods except the first quarter of 1997 because the options' exercise price was greater than the average market price of the common shares for those periods. The options, which expire on June 11, 2006, were still outstanding at the end of 1997. Also excluded from the computation

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

of diluted earnings per common share were options to purchase 525,000 shares of common stock at $7.50 per share, granted on January 2, 1998.

     The reconciliation of basic and diluted earnings per common share for the Predecessor Company are not presented herein as there were no reconciling items for periods prior to February 12, 1996.

E.   PREFERRED STOCK

     The Company issued one million shares of new Series A Preferred Stock on February 12, 1996. The preferred stock has a liquidation preference of $100 per share, has no sinking fund requirements and must be redeemed by the Company in 2008. The preferred stock has an annual dividend rate of 11.40%, which is to be paid through the issuance of additional shares of preferred stock for the first three years and in cash thereafter. The Company issued a total of 213,188 additional shares between November 1, 1996 and December 31, 1997 to satisfy pay-in-kind dividends. Also, on January 22, 1998, the Company's Board of Directors declared a scheduled pay-in-kind dividend which was paid on February 1, 1998, through the issuance of 34,559 additional shares to shareholders of record as of January 22, 1998.

     Following is a summary of the changes in the preferred stock of the Predecessor and Reorganized Company:

                                                                   REDEMPTION REQUIRED                REDEMPTION NOT REQUIRED
                                                             --------------------------------     --------------------------------
                                                                SHARES            AMOUNT             SHARES            AMOUNT
                                                             ------------     ---------------     ------------     ---------------
                                                                              (IN THOUSANDS)                       (IN THOUSANDS)
Balance at December 31, 1994 and 1995..............            639,600           $ 67,266             142,450           $ 14,198
  Redemption of Predecessor preferred stock........           (639,600)           (67,266)           (142,450)           (14,198)
  Issuance of Reorganized preferred stock..........          1,000,000            100,000                 -                  -
  Issuance of dividends............................             84,264              8,426                 -                  -
                                                             ---------           --------           ---------         ------------
Balance at December 31, 1996.......................          1,084,264            108,426                 -                  -
  Issuance of dividends............................            128,924             12,893                 -                  -
                                                             ---------           --------           ---------         ------------
Balance at December 31, 1997.......................          1,213,188           $121,319                 -             $    -
                                                             =========           ========           =========         ============

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

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

dividend from the immediately preceding dividend accrual date to the date of redemption), if any, if redeemed during the twelve-month period beginning on February 1 of the years indicated below:

                                                OPTIONAL
                                               REDEMPTION
YEAR                                              PRICE
----                                           ----------
1999.......................................       105.70%
2000.......................................       104.56
2001.......................................       103.42
2002.......................................       102.28
2003.......................................       101.14
2004 and thereafter........................       100.00

     Mandatory Redemption. On February 1, 2008, the Company will be required to redeem (subject to the legal availability of funds therefor) all outstanding shares of Series A Preferred Stock at a price in cash equal to the sum of (i) the liquidation preference thereof plus (ii) all accrued and unpaid dividends, if any, to the date of redemption.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

F.   LONG-TERM AND FINANCING AND CAPITAL LEASE OBLIGATIONS

     Outstanding long-term and financing and capital lease obligations are as follows:

                                                                                         DECEMBER 31,
                                                                               --------------------------------
                                                                                    1997             1996
                                                                               ---------------  ---------------
                                                                                       (IN THOUSANDS)
Long-Term Obligations:
----------------------
  First Mortgage Bonds (1):
     7.25%  Series A, issued 1996, due 1999..................................        $ 66,261       $   78,266
     7.75%  Series B, issued 1996, due 2001..................................          62,698           78,771
     8.25%  Series C, issued 1996, due 2003..................................         119,292          148,989
     8.90%  Series D, issued 1996, due 2006..................................         223,132          235,957
     9.40%  Series E, issued 1996, due 2011..................................         273,398          285,900

  Pollution Control Bonds (2):
     Secured by First Mortgage Collateral Series Bonds:
        Variable rate bonds, due 2014........................................          63,500           63,500
        Variable rate refunding bonds, due 2013..............................          33,300           33,300
        Variable rate refunding bonds, due 2014..............................          37,100           37,100
        Variable rate refunding bonds, due 2015..............................          59,235           59,235

  Promissory note due 2007 ($84,000 due in 1998) (3).........................             730              958
                                                                                     --------       ----------
          Total long-term obligations........................................         938,646        1,021,976
                                                                                     --------       ----------

Financing and Capital Lease Obligations:
----------------------------------------
  Turbine lease ($1,722,000 due in 1998) (4).................................           4,628            5,900
  Nuclear fuel ($26,657,000 due in 1998) (5).................................          51,999           46,630
                                                                                     --------       ----------
          Total financing and capital lease obligations......................          56,627           52,530
                                                                                     --------       ----------
          Total long-term and financing and capital lease obligations........         995,273        1,074,506

Current maturities (Amount due within one year)..............................         (28,463)         (28,333)
                                                                                     --------       ----------
                                                                                     $966,810       $1,046,173
                                                                                     ========       ==========
-------------

(1)  First Mortgage Bonds

     Substantially all of the Company's utility plant is subject to liens under the First Mortgage Indenture.

     The First Mortgage Indenture imposes certain limitations on the ability of the Company to (i) declare or pay dividends on common stock; (ii) incur additional indebtedness or liens on mortgaged property; and (iii) enter into a consolidation, merger or sale of assets.

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

    Repurchases of First Mortgage Bonds made during 1997 and 1996 are as follows (In thousands):


                                                                      PERIOD FROM
                                                                      FEBRUARY 12
                                                 YEAR ENDED                TO
                                                DECEMBER 31,          DECEMBER 31,
                                                   1997                  1996
                                                ------------          ------------
7.25% Series A............................          $12,005              $ 46,726
7.75% Series B............................           16,073                71,217
8.25% Series C............................           29,697                     8
8.90% Series D............................           12,825                   -
9.40% Series E............................           12,502                   -
                                                    -------              --------
  Total...................................          $83,102              $117,951
                                                    =======              ========

(2) Pollution Control Bonds

    The Company has four series of tax exempt Pollution Control Bonds in an aggregate principal amount of approximately $193.1 million. Each of the tax exempt issues is enhanced by a letter of credit. The Company's obligation to the issuing banks pursuant to the letter of credit reimbursement agreements are secured by First Mortgage Collateral Series Bonds (the "Collateral Series Bonds") issued pursuant to the First Mortgage Indenture in the amount of the letters of credit. The effective annual interest rate on the bonds is calculated to be 5.65% at December 31, 1997. The bonds may be required to be repurchased at the holder's option or are subject to mandatory redemption upon the occurrence of certain events, and are redeemable at the option of the Company under certain circumstances.

(3) Promissory Note

    The note has an annual interest rate of 5.5% and is secured by certain furniture and fixtures.

(4) Capitalized Lease Obligation, Copper Turbine

    The Company leases a turbine and certain other related equipment under a lease which expires in July 2000, with renewal options for up to seven additional years. Semiannual lease payments, including interest, are approximately $0.9 million through July 2000. The effective annual interest rate implicit in this lease is calculated to be 9.6%.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

(5) Nuclear Fuel Financing

    The Company has available a $100 million credit facility that provides for working capital and up to $60 million for the financing of nuclear fuel. This financing is effected through a trust that borrows under the facility to acquire and process the nuclear fuel. The Company is obligated to repay the trust's borrowings, and has secured this obligation with Collateral Series Bonds. In the Company's financial statements, the assets and liabilities of the trust are reported as assets and liabilities of the Company.

     The letter of credit reimbursement agreements which enhance the Company's Pollution Control Bonds and the $100 million credit facility require compliance with certain total debt and interest coverage ratios. The Company maintained the required compliance throughout 1997.

     Scheduled maturities of long-term and financing and capital lease obligations at December 31, 1997 are as follows (In thousands):

       1998..............................................  $28,463
       1999..............................................   93,412
       2000..............................................    1,815
       2001..............................................   62,797
       2002..............................................      104

The table above does not reflect nuclear fuel purchase commitments and related obligations and maturities.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

G.  INCOME TAXES

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below (In thousands):

                                                             DECEMBER 31,           DECEMBER 31,
                                                                 1997                   1996
                                                             ------------           ------------
Deferred tax assets:
 Reorganization expenses financed with bonds............        $  18,308              $  22,526
 Capital leases.........................................            2,633                  2,873
 Benefits of tax loss carryforwards.....................          222,764                256,510
 Investment tax credit carryforward.....................           20,410                 20,410
 Alternative minimum tax credit carryforward............           11,954                  9,627
 Other (including state deferred taxes).................           82,929                 92,643
                                                                ---------              ---------
    Total gross deferred tax assets.....................          358,998                404,589
                                                                ---------              ---------
 Less valuation allowance:
    Federal.............................................           12,661                 12,661
    State...............................................           17,149                 17,941
                                                                ---------              ---------
      Total valuation allowance.........................           29,810                 30,602
                                                                ---------              ---------
         Net deferred tax assets........................          329,188                373,987
                                                                ---------              ---------
Deferred tax liabilities:
 Plant, principally due to differences in depreciation
    and basis differences...............................         (275,531)              (288,416)
 Other..................................................          (10,449)               (11,687)
                                                                ---------              ---------
    Total gross deferred tax liabilities................         (285,980)              (300,103)
                                                                ---------              ---------
         Net accumulated deferred income taxes..........        $  43,208              $  73,884
                                                                =========              =========

     The deferred tax asset valuation allowance decreased by approximately $0.8 million in 1997, $226.7 million in 1996 and $4.5 million in 1995. The decrease in 1997 was due to a reduction of unused state net operating loss ("NOL") carryforward benefits, which had valuation allowances recorded against them. The decrease in 1996 was primarily due to the Company's belief that, because of the Rate Stipulation, Reorganization, and other factors, it is more likely than not that the Company will have sufficient taxable income in the future to utilize most of the tax NOL carryforward benefits that had valuation allowances recorded against them. The Company believes that the net deferred tax assets would be fully realized at current levels of taxable income. Prior to the effective date of the Reorganization, the Predecessor Company did not assume future taxable income for the utilization of NOL carryforwards. Approximately $27.1 million of the Company's valuation allowance at December 31, 1997, if subsequently recognized as a tax benefit, would be credited directly to capital in excess of stated value in accordance with SOP 90-7.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

     The Company recognized income taxes as follows (In thousands):

                                                                      PERIOD FROM  |  PERIOD FROM
                                                                      FEBRUARY 12  |    JANUARY 1
                                                       YEAR ENDED         TO       |       TO         YEAR ENDED
                                                      DECEMBER 31,   DECEMBER 31,  |  FEBRUARY 11,   DECEMBER 31,
                                                          1997           1996      |      1996           1995
                                                      -------------  ------------- |  -------------  -------------
                                                                                   |
Income tax expense (benefit):                                                      |
 Federal:                                                                          |
    Current.........................................       $ 2,382       $(17,203) |  $        -         $ 13,757
    Deferred........................................        28,087         38,828  |        (2,340)       (21,703)
    Investment tax credit amortization..............           -              -    |          (325)        (2,828)
                                                         ---------       --------  |  ------------       --------
      Subtotal current operations...................        30,469         21,625  |        (2,665)       (10,774)
    Deferred tax benefit on extraordinary loss......        (1,494)           -    |           -              -
    Adjustment of assets to reorganization value                                   |
      and liabilities to fair value (eliminatio                                    |
      of accumulated deferred investment                                           |
      tax credits)..................................           -              -    |       (77,950)           -
    Deferred included in reorganization items.......           -              -    |      (172,899)        (1,194)
    Income tax expense on interest income                                          |
      during bankruptcy.............................           -              -    |           583          4,633
                                                         ---------       --------  |  ------------       --------
        Total.......................................       $28,975       $ 21,625  |     $(252,931)      $ (7,335)
                                                         =========       ========  |  ============       ========
                                                                                   |
  State:                                                                           |
    Current.........................................       $   -         $    278  |     $     116       $    935
    Deferred........................................         4,307          4,767  |          (866)        (5,959)
                                                         ---------       --------  |  ------------       --------
      Subtotal current operations...................         4,307          5,045  |          (750)        (5,024)
    Deferred included in reorganization items.......           -              -    |       (17,494)           -
                                                         ---------       --------  |  ------------       --------
        Total.......................................       $ 4,307       $  5,045  |     $ (18,244)      $ (5,024)
                                                         =========       ========  |  ============       ========

     The current federal income tax expense for 1997 results primarily from the accrual of alternative minimum tax ("AMT") for 1997. Deferred federal income tax includes an offsetting AMT benefit of approximately $2.4 million.

     The current federal income tax benefit for 1996 resulted primarily from the carryback of 1996 AMT NOL to the 1993, 1994 and 1995 tax years and decreased by an expense for the reduction of investment tax credits ("ITC") utilized. Deferred federal income tax includes an offsetting AMT deferred expense of approximately $24.0 million and a benefit for an increase in ITC carryforward of approximately $6.8 million.

     The current federal income tax expense for 1995 results primarily from the accrual of AMT expense. The deferred federal income tax benefit recorded in 1995 includes offsetting AMT credits of approximately $18.3 million. ITC utilized of approximately $4.6 million was recorded as a reduction to current tax and included as a deferred tax expense.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

     Federal income tax provisions differ from amounts computed by applying the statutory rate of 35% to book income (loss) before federal income tax as follows (In thousands):

                                                                            PERIOD FROM    |    PERIOD FROM
                                                                            FEBRUARY 12    |     JANUARY 1
                                                        YEAR ENDED             TO          |       TO           YEAR ENDED
                                                       DECEMBER 31,         DECEMBER 31,   |    FEBRUARY 11,    DECEMBER 31,
                                                           1997                 1996       |        1996            1995
                                                     -----------------    ---------------  |    ------------     -----------
                                                                                           |
Federal income tax expense (benefit) computed                                              |
 on income (loss) at statutory rate................      $28,269            $ 22,240       |      $  45,339        $(14,229)
Difference due to:                                                                         |
 ITC amortization (net of deferred taxes)..........          -                   -         |           (211)         (1,838)
 Nondeductible bankruptcy costs....................          -                   -         |          3,604           5,925
 Federal valuation allowance.......................          -                   -         |       (204,848)         (4,461)
 Adjustment of assets to reorganization value                                              |
   and liabilities to fair value (elimination                                              |
   of accumulated deferred ITCs)...................          -                   -         |        (77,950)            -
 Reorganization costs (including the nontaxable                                            |
   extraordinary gain on discharge of debt)........          -                   -         |        (27,745)            -
 Other.............................................          706                (615)      |          8,880           7,268
                                                         -------            --------       |      ---------        --------
   Total federal income tax expense (benefit)......      $28,975            $ 21,625       |      $(252,931)       $ (7,335)
                                                         =======            ========       |      =========        ========
 Effective federal income tax rate.................         35.9%               34.0%      |         (195.3)%          18.0%
                                                         =======            ========       |      =========        ========

     The Company had approximately $636.5 million of tax NOL carryforwards, approximately $20.4 million of ITC carryforwards and approximately $12.0 million of AMT credit carryforwards as of December 31, 1997. If unused, the NOL carryforwards would expire at the end of the year 2011, the ITC carryforwards would expire in the years 2001 through 2005 and the AMT credit carryforwards have an unlimited life.

     The Reorganization and the associated implementation of fresh-start reporting gave rise to significant items of income and expense for financial reporting purposes that are not included in taxable income. These reorganization items resulted in an effective tax rate for the period from January 1 to February 11, 1996 that is significantly different than the current statutory rate of 35%.

H.   COMMITMENTS AND CONTINGENCIES

SALE/LEASEBACK INDEMNIFICATION OBLIGATIONS

     Pursuant to the Palo Verde sale/leaseback participation agreements and leases, if the lessors incur additional tax liability or other loss as a result of federal or state tax assessments related to the sale/leaseback transactions, the lessors may have claims against the Company for indemnification. Pursuant to settlement agreements entered into under the Plan, certain of these indemnity obligations related to tax matters have continued after the Effective Date.

     One of the lessors in the sale/leaseback transactions related to Unit 2 of Palo Verde has notified the Company that the Internal Revenue Service ("IRS") has raised issues, primarily related to ITC

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

claims by the lessor, regarding the income tax treatment of the sale/leaseback transactions. The Company estimates that the total amount of potential claims for indemnification from all lessors related to the issues raised by the IRS could approximate $10.0 million, exclusive of any applicable interest, if the IRS prevails. Although the Company believes the lessor has meritorious defenses to the IRS' position, the Company cannot predict the outcome of the matter or the Company's liability for any resulting claim for indemnification. The Company does not believe it is probable that a loss has been incurred and, therefore, has made no provision in the accompanying financial statements related to this matter.

ENVIRONMENTAL MATTERS

     The Company is subject to regulation with respect to air, soil and water quality, solid waste disposal and other environmental matters by federal, state and local authorities. These authorities govern current facility operations and exercise continuing jurisdiction over facility modifications. Environmental regulations can change rapidly and are difficult to predict. Because construction of new facilities is subject to standards imposed by environmental regulation, substantial expenditures may be required to comply with such regulations. The Company analyzes the costs of its obligations arising from environmental matters on an ongoing basis, and management believes it has made adequate provision in its financial statements to meet such obligations. However, unforeseen expenses associated with compliance could have a material adverse effect on the future operations and financial condition of the Company.

     PCB Treatment, Inc. The Company received a request from the U.S. Environmental Protection Agency ("EPA") to participate in the remediation of polychlorinated biphenyls ("PCBs") at two facilities in Kansas and Missouri, which had been operated by PCB Treatment, Inc. ("PTI"). Presently, PTI has discontinued operations and the EPA has determined that PTI's abandoned facilities require remediation.

     The Company and the PTI Steering Committee, which consists of the largest generators of the PCBs sent to PTI, have executed a settlement agreement. In consideration for the payment of approximately $0.2 million, the settlement agreement excuses any further liability by the Company to the Steering Committee and indemnifies the Company for any liabilities to other parties as may be asserted in the future.

     On September 16, 1997, the EPA sent the Company a "general notice of liability" wherein the agency formally notified the Company that it was considered a Potentially Responsible Party at the sites. The Company believes any liability it may face at the sites is covered by the settlement agreement. Accordingly, the Company immediately notified the Steering Committee and demanded it defend and indemnify the Company as provided in the settlement agreement. The Steering Committee informed the Company that it intends to honor this indemnity obligation.

     The Company may still face liability for possible deliveries of PCBs by PTI to a third site which is also subject to remedial action by the federal authorities, except to the extent that those PCBs were transferred from the first site. The Company's records do not indicate any deliveries of PCBs to this third site. The Company believes it is unlikely to face substantial unindemnified liabilities associated with this third site.

     Coal Mine Reclamation. The Company has been informed by APS that the Company's estimated financial obligation for coal mine reclamation at Four Corners is not being fully reflected in the costs for which the Company is billed. APS, the operating agent for Four Corners, is performing an analysis to establish an appropriate revised cost estimate. Based on preliminary estimates from APS and the coal provider, the Company recorded a liability of approximately $12 million in 1996 which reflects the present value of the estimated future costs of reclamation for its share of the coal mine reclamation obligation.

I.   LITIGATION

LITIGATION WITH LAS CRUCES

     Las Cruces is attempting to replace the Company as the electric service provider in Las Cruces by acquiring, through condemnation or a negotiated purchase, the distribution assets and other facilities used to provide electric service to customers in Las Cruces. Sales to customers in Las Cruces represent approximately 8% of the Company's operating revenues.

     In April 1995, Las Cruces filed a complaint against the Company in New Mexico state court, seeking a declaratory judgment that Las Cruces has a right of eminent domain to condemn the electric distribution system and related facilities owned and operated by the Company within and adjacent to the city limits. In May 1995, the Company removed the case to federal district court in New Mexico. Following a trial on the merits, the Federal Magistrate granted the Company's motion to certify to the New Mexico Supreme Court the question of whether Las Cruces possesses the authority to condemn the Company's property for use as a municipal utility when that property is already devoted to public use. Prior to a ruling by the New Mexico Supreme Court, the New Mexico legislature enacted a bill which purports to give Las Cruces the authority to condemn the Company's distribution system within its city limits and a territory extending five miles beyond the municipal boundary. On February 11, 1998, the New Mexico Supreme Court ruled that the subsequent legislation rendered moot the certified question before the Supreme Court. On February 26, 1998, the Company received notice from Las Cruces of its intent to file a condemnation action in New Mexico district court. At this time the Company is unable to predict the outcome of this litigation.

     If Las Cruces succeeds in its efforts to condemn the Company's distribution system, the Company could lose its Las Cruces customer base, although the Company would be entitled to receive "just compensation" as established by the court under New Mexico law. "Just compensation" is generally defined as the amount of money that would fairly compensate the party whose property is condemned. It is the Company's opinion that this amount would be the difference between the value of the Company's entire system prior to the taking, as compared to the value of the entire system after the taking. See Note B for a full discussion of stranded costs.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

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

     The Company has filed a lawsuit in the Dona Ana County District Court and is pursuing a complaint simultaneously before the New Mexico Commission challenging the legality of the sale of the revenue bonds. In addition, the New Mexico Commission is investigating the agreement between SPS and Las Cruces which, under certain circumstances, would grant Las Cruces an option to sell to SPS electric utility assets acquired through condemnation. In August 1996, the Dona Ana County District Court issued an opinion letter stating that Section 3-23-3 of the New Mexico Municipal Code is inapplicable to home rule municipalities and Las Cruces, therefore, was not required to acquire the New Mexico Commission's approval before issuing revenue bonds to acquire utility property. However, the Court did agree with the Company that the revenue bonds, in this case backed by utility revenues, are subject to the same requirements as those imposed on other revenue bonds backed by gross receipts tax revenues. Therefore, if the Court's finding of the applicability of Las Cruces' home rule authority is overturned on appeal, the Company's position that the issuance of the bonds required prior approval could be upheld. The Company filed an appeal with the New Mexico Court of Appeals and Las Cruces requested an expedited ruling from the Court of Appeals. In August 1997, the New Mexico Court of Appeals certified to the New Mexico Supreme Court the issues related to Las Cruces' authority to issue the revenue bonds. Oral argument before the Supreme Court was held in November 1997.

     In July 1996, Las Cruces exercised its right under Order No. 888 to request that the Company calculate Las Cruces' stranded cost obligation should it leave the Company's system and operate its own municipal utility. The Company's initial non-binding calculation was provided within the statutory period. Las Cruces subsequently filed a request at the FERC for a determination that Las Cruces would have no stranded cost obligation to the Company or, in the alternative, that the FERC convene a hearing to establish the amount of any stranded costs. In August 1997, the FERC issued an order denying Las Cruces' request for a determination that Las Cruces would have no stranded cost obligation, and providing for evidentiary hearings on the following stranded costs issues: (i) whether the Company has met the "reasonable expectation" standard so as to justify recovery of stranded costs from Las Cruces; and (ii) if so, the amount of stranded costs that the Company may recover from Las Cruces. The Company filed testimony in support of its recovery and calculation of stranded costs, calculated pursuant to the FERC formula. After removal of all distribution and transmission related expenses, the Company's testimony reflects a generation stranded cost request of approximately $101 million. In November 1997, Las Cruces filed testimony which takes the position that the Company is entitled to stranded costs in the range of $0 to $19 million. On December 19, 1997, the FERC staff filed testimony estimating the Company's stranded cost to be $29.4 million. Hearings of all issues were conducted at the

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

FERC in February 1998. A final decision from the FERC is not expected before late 1998 or early 1999.

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

     The Company continues to believe that it can provide lower cost electric service to customers in Las Cruces than can be achieved through a municipal takeover. Accordingly, the Company has stated its strong preference for a resolution of its differences with Las Cruces through negotiation rather than litigation and condemnation. A negotiated settlement of the Company's pending rate case in New Mexico could include a reduction in rates and settlement of all issues in New Mexico, which would be likely to create increased political and economic pressure on the Company to reduce rates in Texas.

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

FOUR CORNERS

     In July 1995, the Navajo Nation enacted the Navajo Nation Air Pollution Prevention and Control Act, the Navajo Nation Safe Drinking Water Act and the Navajo Nation Pesticide Act (collectively, the "Acts"). In October 1995, the Four Corners participants requested that the United States Secretary of the Interior resolve their dispute with the Navajo Nation regarding whether the Acts apply to operation of Four Corners. The Four Corners participants subsequently filed a lawsuit in the District Court of the Navajo Nation, Window Rock District, seeking, among other things, a declaratory judgment that (i) the Four Corners leases and federal easements preclude the application of the Acts to the operation of Four Corners; and (ii) the Navajo Nation and its agencies and courts lack adjudicatory jurisdiction to determine the enforceability of the Acts as applied to Four Corners. On October 18, 1995, the Navajo Nation and the Four Corners participants agreed to stay the proceedings indefinitely so the parties may attempt to resolve the dispute without litigation. This matter remains inactive and the Company is unable to predict the outcome of this case.

WATER CASES

     San Juan River System. The Four Corners participants are among the defendants in a suit filed by the State of New Mexico in 1975 in state district court in New Mexico against the United States of America, the City of Farmington, New Mexico, the Secretary of the Interior as Trustee for the Navajo Nation and other Indian tribes and certain other defendants (State of New Mexico ex rel. S. E. Reynolds,

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

New Mexico State Engineer v. United States of America, et al., Eleventh Judicial District Court, County of San Juan, State of New Mexico, Cause No. 75-184). The suit seeks adjudication of the water rights of the San Juan River Stream System in New Mexico, which, among other things, supplies the water used at Four Corners. An agreement reached with the Navajo Nation in 1985 provides that if Four Corners loses a portion of its water rights in the adjudication, the tribe will provide sufficient water from its allocation to offset the loss. The case has been inactive for many years and the Company is unable to predict the outcome of this case.

     Gila River System. In connection with the construction and operation of Palo Verde, APS entered into contracts with certain municipalities granting APS the right to purchase effluent for cooling purposes at Palo Verde. In 1986, a summons was served on APS that required all water claimants in the Lower Gila River Watershed in Arizona to assert any claims to water in an action pending in Maricopa County Superior Court, titled In re The General Adjudication of All Rights to Use Water in the Gila River System and Source. Palo Verde is located within the geographic area subject to the summons and the rights of the Palo Verde Participants to the use of groundwater and effluent at Palo Verde is potentially at issue in this action. APS, as operating agent, filed claims that dispute the Court's jurisdiction over the Palo Verde Participants' groundwater rights and their contractual rights to effluent relating to Palo Verde and, alternatively, seek confirmation of such rights. In December 1992, the Arizona Supreme Court heard oral argument on certain issues in this matter that are pending on interlocutory appeal. Issues important to the Palo Verde Participants' claims were remanded to the trial court for further action and the trial court certified its decision for another interlocutory appeal to the Arizona Supreme Court. The Arizona Supreme Court will hear argument on these issues in October 1998 and subsequently render a decision. The Company is unable to predict the outcome of this case.

OTHER LEGAL PROCEEDINGS

     The Company is a party to various other claims, legal actions and complaints. In many of these matters, the Company has excess casualty liability insurance which is applicable. Based upon a review of these claims and applicable insurance coverage, the Company believes that none of these claims will have a material adverse effect on the operations, financial position or cash flows of the Company.

J.   EMPLOYEE BENEFITS

PENSION PLAN

     The Company's Retirement Income Plan (the "Retirement Plan") covers employees who have completed one year of service with the Company, are 21 years of age and work at least a minimum number of hours each year. The Retirement Plan is a qualified noncontributory defined benefit plan. Upon retirement or death of a vested plan participant, assets of the Retirement Plan are used to pay benefit obligations under the Retirement Plan. Contributions from the Company are based on the minimum funding amounts required by the Department of Labor and IRS under provisions of the Retirement Plan, as actuarially calculated. The assets of the Retirement Plan are invested in equity

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

securities, fixed income instruments and cash equivalents and are managed by professional investment managers appointed by the Company.

     The Company's Non-Qualified Retirement Income Plan is a non-funded defined benefit plan which covers certain former employees of the Company. The pension cost for the Non-Qualified Retirement Income Plan is based on substantially the same actuarial methods and economic assumptions as those used for the Retirement Plan.

     During 1996, as part of the Reorganization, the Company terminated the Non-Qualified Retirement Income Plan with respect to all active employees resulting in a curtailment gain of approximately $2.0 million. In conjunction therewith, the Company entered into retirement agreements with ten officers who had been participants in the Non-Qualified Retirement Income Plan resulting in an increase in the accumulated benefit obligation of approximately $10.2 million. This increase in the accumulated benefit obligation and the curtailment gain were recognized as reorganization items by the Predecessor Company.

     Net periodic pension cost for the Retirement Plan and the Non-Qualified Retirement Income Plan under SFAS No. 87, "Employers' Accounting for Pensions," is made up of the components listed below as determined using the projected unit credit actuarial cost method (In thousands):

                                                                           PERIOD FROM    |     PERIOD FROM
                                                           YEAR            FEBRUARY 12    |      JANUARY 1            YEAR
                                                          ENDED                TO         |         TO                ENDED
                                                       DECEMBER 31,       DECEMBER 31,    |    FEBRUARY 11,       DECEMBER 31,
                                                           1997               1996        |        1996               1995
                                                    ------------------  ----------------- |  -----------------  -----------------
                                                                                          |
Service costs for benefits earned during the                                              |
 period...........................................      $  2,402           $ 2,148        |        $   354           $ 2,011
Interest costs on projected benefit obligation....         6,737             5,774        |            749             5,157
Actual return on plan assets......................       (12,469)           (5,019)       |           (570)           (9,267)
Net amortization and deferral.....................         7,375               842        |            113             6,008
Recognition of previously unrecognized items......           -                 -          |         21,738               -
                                                        --------           -------        |        -------           -------
  Net periodic pension cost recognized............      $  4,045           $ 3,745        |        $22,384           $ 3,909
                                                        ========           =======        |        =======           =======

     The assumed annual discount rates used in determining the net periodic pension cost were 7.50%, 7.25% and 8.50% for 1997, 1996 and 1995, respectively.

     The pension cost includes amortization of unrecognized items. In the application of fresh-start reporting, the Company recorded the then existing unrecognized items as of February 11, 1996 in the amount of approximately $21.7 million.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

     The funded status of the plans and amount recognized in the Company's balance sheets at December 31, 1997 and 1996 are presented below (In thousands):

                                                                                      DECEMBER 31,
                                                        ----------------------------------------------------------------------
                                                                      1997                                   1996
                                                        ---------------------------------   ----------------------------------
                                                                              NON-                                   NON-
                                                                            QUALIFIED                              QUALIFIED
                                                         RETIREMENT        RETIREMENT           RETIREMENT        RETIREMENT
                                                           INCOME            INCOME               INCOME            INCOME
                                                            PLAN              PLAN                 PLAN              PLAN
                                                        -------------     -------------        -------------     -------------
Actuarial present value of benefit obligations:
  Vested benefit obligation...........................      $(65,523)         $(19,324)            $(57,366)         $(18,171)
                                                            ========          ========             ========          ========
  Accumulated benefit obligation......................      $(68,481)         $(19,324)            $(59,883)         $(18,171)
                                                            ========          ========             ========          ========
  Projected benefit obligation........................      $(83,812)         $(19,324)            $(72,951)         $(18,171)
Plan assets at fair value.............................        74,114               -                 61,460               -
                                                            --------          --------             --------          --------
Projected benefit obligation in excess of plan assets.        (9,698)          (19,324)             (11,491)          (18,171)
Unrecognized net (gain) loss from past experience.....        (4,887)              162               (3,520)           (1,368)
Adjustment required to recognize minimum liability....           -                (162)                 -                 -
                                                            --------          --------             --------          --------
  Accrued pension liability...........................      $(14,585)         $(19,324)            $(15,011)         $(19,539)
                                                            ========          ========             ========          ========

     Actuarial assumptions used in determining the actuarial present value of projected benefit obligations are as follows:

                                                                1997              1996
                                                             ---------         ---------
Discount rate............................................        7.00%             7.50%
Rate of increase in compensation levels..................        5.00%             5.00%
Expected long-term rate of return on plan assets.........        8.50%             8.50%

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

     Net periodic postretirement benefit cost is made up of the components listed below (In thousands):

                                                                          PERIOD        |       PERIOD
                                                                           FROM         |        FROM
                                                     YEAR               FEBRUARY 12     |      JANUARY 1             YEAR
                                                     ENDED                  TO          |          TO                ENDED
                                                 DECEMBER 31,          DECEMBER 31,     |     FEBRUARY 11,       DECEMBER 31,
                                                     1997                  1996         |         1996               1995
                                                ---------------       ---------------   |    --------------     ---------------
                                                                                        |
Service costs for benefits earned during                                                |
 the period...................................     $2,538                $2,209         |      $   279             $1,603
Interest costs on accumulated postretirement                                            |
 benefit obligation...........................      5,254                 4,723         |          607              4,046
Actual return on plan assets..................       (250)                 (146)        |          -                  -
Amortization of transition obligations........        -                     -           |          263              2,363
Amortization of (gain) loss...................         (7)                  -           |           60                (54)
Recognition of previously unrecognized                                                  |
 items........................................        -                     -           |       52,340                -
                                                   ------                ------         |      -------             ------
  Net periodic postretirement benefit cost                                              |
   recognized.................................     $7,535                $6,786         |      $53,549             $7,958
                                                   ======                ======         |      =======             ======

     The funded status of the plan and amount recognized in the Company's balance sheets at December 31, 1997 and 1996 are presented below (In thousands):

                                                                                            DECEMBER 31,
                                                                                  -------------------------------
                                                                                    1997                   1996
                                                                                  --------               --------
Accumulated postretirement benefit obligation:
  Retirees................................................................        $(35,846)              $(29,908)
  Active participants:
     Fully eligible.......................................................         (10,171)               (10,964)
     Other................................................................         (37,956)               (36,727)
                                                                                  --------               --------
                                                                                   (83,973)               (77,599)
Plan assets at fair value.................................................           8,822                  8,050
                                                                                  --------               --------
Accumulated postretirement benefit obligation in excess of plan assets....         (75,151)               (69,549)
Unrecognized net gain from past experience different from that assumed....            (380)                (1,764)
                                                                                  --------               --------
  Accrued postretirement benefit liability................................        $(75,531)              $(71,313)
                                                                                  ========               ========

     For measurement purposes, a 10.9% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1998; the rate was assumed to decrease gradually to 6% for 2004

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1997 by $10.5 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 1997 by $1.2 million.

     Actuarial assumptions used in determining the actuarial present value of accumulated postretirement benefit obligations are as follows:

                                                       1997              1996
                                                    -----------       -----------
Discount rate.....................................      7.00%             7.50%
Rate of increase in compensation levels...........      5.00%             5.00%
Rate of return on plan assets.....................      4.50%             4.50%

ALL EMPLOYEE CASH BONUS PLAN

     The All Employee Cash Bonus Plan (the "Bonus Plan"), introduced in early 1997, was established to reward employees for their contribution in helping the Company attain its corporate goals. Eligible employees below officer level would receive a cash bonus if the Company attained established levels of safety, customer satisfaction and deleveraging (or cash flow) during 1997. The cash flow goal had to be met before any bonus amounts would be paid, and improvement in cash flow must be greater than any bonus amounts paid. The Company was able to surpass the required minimum levels of improvement in two out of the three performance measures. As a result of the Company's success, the Company distributed approximately $2.3 million in cash bonuses to all eligible employees in early February 1998. The bonus was expensed in the fourth quarter of 1997. The Company has renewed the Bonus Plan in 1998 with similar goals.

K.   FRANCHISES AND SIGNIFICANT CUSTOMERS

CITY OF EL PASO FRANCHISE

     The Company's major franchise is with the City of El Paso, Texas. The franchise agreement provides an arrangement for the Company's utilization of public rights-of-way necessary to serve its retail customers within the City of El Paso. The franchise with the City of El Paso extends through August 1, 2005.

LAS CRUCES FRANCHISE

     The Company's franchise with Las Cruces expired in March 1994. The Company has continued to provide electric service to customers within Las Cruces; however, Las Cruces is attempting to replace the Company as the electric service provider in Las Cruces. Recently, the New Mexico legislature has passed legislation which purports to give Las Cruces the authority to condemn the

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

Company's distribution system and related assets. If Las Cruces succeeds in its efforts to condemn the Company's distribution system, the Company could lose its Las Cruces customer base. See Note I.

MILITARY INSTALLATIONS

     The Company currently serves Holloman Air Force Base ("Holloman"), White Sands Missile Range ("White Sands") and the United States Army Air Defense Center at Fort Bliss ("Ft. Bliss"). The Company's sales to the military bases represented approximately $19.6 million or 3% of operating revenues in 1997.
The Company signed a new contract with Ft. Bliss in August 1996, which provides that Ft. Bliss will take service from the Company through 1999, with the right thereafter to continue service on a year-to-year basis for an additional two years. The Company has a contract for service to Holloman for a ten-year term which began in December 1995. In August 1996, the Army advised the Company that White Sands would continue to purchase retail electric service from the Company pursuant to the existing retail service contract for an indefinite period, until written termination of such contract by the Army not less than one year in advance of the termination date.

L.   FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," requires the Company to disclose estimated fair values for its financial instruments. The Company has determined that cash and temporary investments, accounts receivable, long-term contract receivable, accounts payable, customer deposits, decommissioning trust funds, long-term debt, and preferred stock meet the definition of financial instruments. The carrying amounts of cash and temporary investments, accounts receivable, accounts payable, and customer deposits approximate fair value because of the short maturity of these items. Based on prevailing interest rates, the fair value of the long-term contract receivable approximates its carrying value. Decommissioning trust funds are carried at market value.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

     The fair values of the Company's long-term debt, including the current portion thereof, and preferred stock, are based on estimated market prices for similar issues at December 31, 1997 and 1996 and are presented in the table below (In thousands):

                                                         1997                                1996
                                            -------------------------------    --------------------------------
                                                              ESTIMATED                           ESTIMATED
                                             CARRYING            FAIR            CARRYING            FAIR
                                              AMOUNT            VALUE             AMOUNT            VALUE
                                            -----------    ----------------    ------------    ----------------
First Mortgage Bonds......................     $744,781        $   814,857       $  827,883        $   864,047
Pollution Control Bonds...................      193,135            193,135 (2)      193,135            193,135 (2)
Nuclear Fuel Financing(1).................       51,999             51,999 (3)       46,630             46,630 (3)
                                               --------        -----------       ----------        -----------
    Total.................................     $989,915        $ 1,059,991       $1,067,648        $ 1,103,812
                                               ========        ===========       ==========        ===========
Preferred Stock...........................     $121,319        $   131,752       $  108,426        $   119,377
                                               ========        ===========       ==========        ===========

------------------

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

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

M.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                         1997 QUARTERS                                   1996 QUARTERS
                                      --------------------------------------------------    ------------------------------------

                                        4th(1)       3rd         2nd           1st           4th            3rd         2nd
                                      --------    --------    ----------    ----------    ---------      ---------    --------
                                                               (IN THOUSANDS EXCEPT FOR SHARE DATA)

Operating revenues..................   $143,766   $170,140    $144,275      $135,857      $143,023      $166,656      $144,388
Operating income....................     31,210     59,179      40,045        31,233        29,958        57,964        40,730
Income (loss) before reorganization
 items and extraordinary items......      8,743     23,988      16,245         5,592         7,960        22,770         9,500
Reorganization items, net of income
 tax benefit........................        -          -           -             -             -             -             -
Extraordinary loss on repurchases
 of debt,
 net of federal income tax benefit..        (35)       (69)       (427)       (2,244)          -             -             -
Extraordinary gain on discharge of
 debt...............................        -          -           -             -             -             -             -
Net income applicable to common
 stock..............................      5,282     20,588      12,580           199         4,898        19,793         6,603
Basic earnings per common share:
 Income before extraordinary items..      0.089      0.343       0.216         0.040         0.082         0.329         0.110
 Extraordinary loss on repurchases
  of debt, net of federal income tax
  benefit...........................     (0.001)    (0.001)     (0.007)       (0.037)          -             -             -
 Extraordinary gain on discharge of
  debt..............................        -          -           -             -             -             -             -
 Net income.........................      0.088      0.342       0.209         0.003         0.082         0.329         0.110
Diluted earnings per common share:
 Income before extraordinary items..      0.088      0.342       0.216         0.040         0.081         0.329         0.110
 Extraordinary loss on repurchases
  of debt, net of federal income tax
  benefit...........................     (0.001)    (0.001)     (0.007)       (0.037)          -             -             -
 Extraordinary gain on discharge of
  debt..............................        -          -           -             -             -             -             -
 Net income.........................      0.087      0.341       0.209         0.003         0.081         0.329         0.110

                                      PERIOD FROM   |   PERIOD FROM
                                      FEBRUARY 12   |    JANUARY 1
                                           TO       |        TO
                                        MARCH 31,   |   FEBRUARY 11,
                                         1996       |      1996
                                      -----------   |  -------------
                                                    |
Operating revenues..................     $69,907    |     $ 54,949
Operating income....................      15,839    |        1,639
Income (loss) before reorganization                 |
 items and extraordinary items......       1,689    |       (4,053)
Reorganization items, net of income                 |
 tax benefit........................         -      |      122,251
Extraordinary loss on repurchases                   |
 of debt,                                           |
 net of federal income tax benefit..         -      |          -
Extraordinary gain on discharge of                  |
 debt...............................         -      |      264,273 (2)
Net income applicable to common                     |
 stock..............................         137    |      382,471
Basic earnings per common share:                    |
 Income before extraordinary items..       0.002    |        3.325
 Extraordinary loss on repurchases                  |
  of debt, net of federal income tax                |
  benefit...........................         -      |          -
 Extraordinary gain on discharge of                 |
  debt..............................         -      |        7.435 (2)
 Net income.........................       0.002    |       10.760
Diluted earnings per common share:                  |
 Income before extraordinary items..       0.002    |        3.325
 Extraordinary loss on repurchases                  |
  of debt, net of federal income tax                |
  benefit...........................         -      |          -
 Extraordinary gain on discharge of                 |
  debt..............................         -      |        7.435 (2)
 Net income.........................       0.002    |       10.760

------------
(1) Includes an all employee cash bonus. See Note J.
(2) Reflects the discharge of obligations subject to compromise for less than their recorded amounts.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors is incorporated herein by reference from the Company's definitive proxy statement for the 1998 Annual Meeting of Shareholders (the "1998 Proxy Statement"). Information regarding executive officers of the Company, included herein under the caption "Executive Officers of the Registrant" in Part I, Item 1 above, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated herein by reference from the 1998 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference from the 1998 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference from the 1998 Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a) Documents filed as a part of this report:

                                                               Page
                                                               ----
             1.  Financial Statements:

                 See Index to Financial Statements.........     33

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

                               INDEX TO EXHIBITS

   Exhibit
   Number                            Title
   ------                            -----

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

        3.02 - Bylaws of the Company, dated February 6, 1996. (Exhibit 3.02 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

Exhibit 4 - Instruments Defining the Rights of Security Holders, including
            Indentures:

        4.01 - General Mortgage Indenture and Deed of Trust, dated as of February 1, 1996, and First Supplemental Indenture, dated as of February 1, 1996, including form of Series A through H First Mortgage Bonds. (Exhibit 4.01 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

     4.01-01 - Second Supplemental Indenture, dated as of August 19, 1997, to
               Exhibit 4.01. (Exhibit 4.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997)

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

        4.09 - Amended and Restated Installment Sale Agreement, dated as of November 1, 1994, between the Company and the City of Farmington, New Mexico, relating to the Pollution Control Bonds referred to in Exhibit 4.07. (Exhibit 4.09 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994)

        4.10 - Representation and Indemnity Agreement, dated as of October 31, 1994, between the Company, the City of Farmington, New Mexico, and Smith Barney Inc., relating to the Pollution Control Bonds referred to in Exhibit 4.07. (Exhibit 4.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
               1994)

        4.11 - Remarketing Agreement, dated as of November 1, 1994, between the Company and Smith Barney Inc., relating to the Pollution Control Bonds referred to in Exhibit 4.07. (Exhibit 4.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
               1994)

        4.12 - Tender Agreement, dated as of November 1, 1994, between the Company and Smith Barney Inc., relating to the Pollution Control Bonds referred to in Exhibit 4.07. (Exhibit 4.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
               1994)

        4.13 - Letter of Credit and Reimbursement Agreement dated as of August 27, 1997, between the Company, the Creditors named therein, Barclays Bank PLC, New York Branch, as Issuing Bank and Agent for the Creditors, and Union Bank of California, N.A., as Documentation Agent, relating to the Pollution Control Bonds referred to in Exhibit 4.07. (Exhibit 4.03 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
               1997)

        4.14 - Loan Agreement, dated as of December 1, 1984, between Maricopa County, Arizona Pollution Control Corporation and the Company, relating to $37,100,000 principal amount of Maricopa County, Arizona Pollution Control Corporation Pollution Control Refunding Revenue Bonds, 1984 Series E (El Paso Electric Company Palo Verde Project). (Exhibit 4.27 to the Company's Annual Report on
               Form 10-K for the year ended December 31, 1984)

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

        4.22 - Letter of Credit and Reimbursement Agreement, dated as of August 27, 1997, between the Company, the Creditors named therein, Barclays Bank PLC, New York Branch, as Issuing Bank and Agent for the Creditors, and Union Bank of California, N.A., as Documentation Agent, relating to the Pollution Control Bonds referred to in Exhibits 4.03, 4.14 and 4.18. (Exhibit 4.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997)

Exhibit 10  -  Material Contracts:

       10.01 - Co-Tenancy Agreement, dated July 19, 1966, and Amendments No. 1 through 5 thereto, between the Participants of the Four Corners Project, defining the respective ownerships, rights and obligations of the Parties. (Exhibit 10.01 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

       10.02 - Supplemental and Additional Indenture of Lease, dated May 27, 1966, including amendments and supplements to original Lease Four Corners Units 1, 2 and 3, between the Navajo Tribe of Indians and Arizona Public Service Company, and including new Lease Four Corners Units 4 and 5, between the Navajo Tribe of Indians and Arizona Public Service Company, the Company, Public Service Company of New Mexico, Salt River Project Agricultural Improvement and Power District, Southern California Edison Company and Tucson Gas & Electric Company. (Exhibit 4-e to Registration Statement No. 2-28692 on Form S-9)

    10.02-01 - Amendment and Supplement No. 1, dated March 21, 1985, to Exhibit
               10.02. (Exhibit 19.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1985)

       10.03 - El Paso Electric Company 1996 Long-Term Incentive Plan (Exhibit
               4.1 to Registration Statement No. 333-17971 on Form S-8)

       10.04 - Four Corners Project Operating Agreement, dated May 15, 1969, between Arizona Public Service Company, the Company, Public Service Company of New Mexico, Salt River Project Agricultural Improvement and Power District, Southern California Edison Company and Tucson Gas & Electric Company, and Amendments 1 through 10 thereto. (Exhibit 10.04 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

    10.04-01 - Amendment No. 11, dated May 23, 1997, to Exhibit 10.04. (Exhibit
               10.04-01 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997)

       10.05 - Arizona Nuclear Power Project Participation Agreement, dated August 23, 1973, between Arizona Public Service Company, Public Service Company of New Mexico, Salt River Project Agricultural Improvement and Power District, Tucson Gas & Electric Company and the Company, describing the respective participation ownerships of the various utilities having undivided interests in the Arizona Nuclear Power Project and in general terms defining the respective ownerships, rights, obligations, major construction and operating arrangements of the Parties, and Amendments No. 1 through 13 thereto. (Exhibit 10.05 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

       10.06 - ANPP Valley Transmission System Participation Agreement, dated August 20, 1981, and Amendments No. 1 and 2 thereto. APS Contract No. 2253-419.00. (Exhibit 10.06 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

       10.07 - Arizona Nuclear Power Project High Voltage Switchyard Participation Agreement, dated August 20, 1981. APS Contract No. 2252-419.00. (Exhibit 20.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1981)

    10.07-01 - Amendment No. 1, dated November 20, 1986, to Exhibit 10.07.
               (Exhibit 10.11-01 to the Company's Annual Report on Form 10-K for the year ended December 31, 1986)

       10.08 - Firm Palo Verde Nuclear Generating Station Transmission Service Agreement, between Salt River Project Agricultural Improvement and Power District and the Company, dated October 18, 1983. (Exhibit 19.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1983)

       10.09 - Trust Agreement, dated as of May 1, 1980, between The Bank of New York, as Beneficiary, and First Security Bank of Utah, N.A., and Robert S. Clark, as Owner Trustees, establishing a trust designated as El Paso Electric Company (1980) Equipment Trust No.
               2. (Exhibit 5-p-1 to Registration Statement No. 2-68414 on Form S-7)

       10.10 - Trust Indenture, dated as of May 1, 1980, between The Connecticut Bank and Trust Company, as Indenture Trustee, and First Security Bank of Utah, N.A., and Robert S. Clark, Owner Trustees. (Exhibit 5-p-2 to Registration Statement No. 2-68414 on Form S-7)

       10.11 - Lease Agreement, dated as of May 1, 1980, between First Security Bank of Utah, N.A., and Robert S. Clark, the Owner Trustees, as Lessor, and the Company, as Lessee, providing for the lease of a combustion turbine and related generation equipment. (Exhibit 5-p-3 to Registration Statement No. 2-68414 on Form S-7)

       10.12 - Participation Agreement, dated as of May 1, 1980, among the Company, as Lessee, The Bank of New York, as Beneficiary, First Security Bank of Utah, N.A., and Robert S. Clark, as Owner Trustees, The Connecticut Bank and Trust Company, as Indenture Trustee, Franklin Life Insurance Company, Woodmen of the World Life Insurance Society, Minnesota Mutual Life Insurance Company, MacCabees Mutual Life Insurance Company and Mutual Service Insurance Company, as Lenders, pertaining to Exhibit 10.11. (Exhibit 5-p-4 to Registration Statement No. 2-68414 on Form S-7)

       10.13 - Interconnection Agreement, as amended, dated December 8, 1981, between the Company and Southwestern Public Service Company, and Service Schedules A through F thereto. (Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

    10.13-01 - Letter Agreement, dated December 19, 1996, modifying Service
               Schedule E, relating to Exhibit 10.13. (Exhibit 10.13-01 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

       10.14 - Amrad to Artesia 345 KV Transmission System and DC Terminal Participation Agreement, dated December 8, 1981, between the Company and Texas-New Mexico Power Company, and the First through Third Supplemental Agreements thereto. (Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

       10.15 - Interconnection Agreement and Amendment No. 1, dated July 19, 1966, between the Company and Public Service Company of New Mexico. (Exhibit 19.01 to the Company's Annual Report on Form 10-K for the year ended December 31, 1982)

       10.16 - Southwest New Mexico Transmission Project Participation Agreement, dated April 11, 1977, between Public Service Company of New Mexico, Community Public Service Company and the Company, and Amendments 1 through 5 thereto. (Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

       10.17 - Tucson-El Paso Power Exchange and Transmission Agreement, dated April 19, 1982, between Tucson Electric Power Company and the Company. (Exhibit 19.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1982)

      *10.18 - Southwest Reserve Sharing Group Participation Agreement, dated
               January 1, 1998, between the Company, Arizona Electric Power Cooperative, Arizona Public Service Company, City of Farmington, Los Alamos County, Nevada Power Company, Plains Electric G&T Cooperative, Inc., Public Service Company of New Mexico, Tucson Electric Power and Western Area Power Administration.

       10.19 - Power Sales Agreement No. 2, dated December 2, 1986, between the Company and Imperial Irrigation District, and Amendment No. 1 thereto. (Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

       10.20 - Arizona Nuclear Power Project Transmission Project Westwing Switchyard Amended Interconnection Agreement, dated August 14, 1986, between The United States of America; Arizona Public Service Company; Department of Water and Power of the City of Los Angeles; Nevada Power Company; Public Service Company of New Mexico; Salt River Project Agricultural Improvement and Power District; Tucson Electric Power Company; and the Company. (Exhibit 10.72 to the Company's Annual Report on Form 10-K for the year ended December 31, 1986)

       10.21 - Power Sales Agreement, dated April 29, 1987, between the Company and Texas-New Mexico Power Company, and Amendment No. 1 thereto. (Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

       10.22 - Form of Indemnity Agreement, between the Company and its directors and officers. (Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

       10.23 - Interchange Agreement, executed April 14, 1982, between Comision Federal de Electricidad and the Company. (Exhibit 19.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991)

    10.23-01 - Interchange Service D Agreement Firm Capacity, executed April 3,
               1991, to Exhibit 10.23. (Exhibit 19.2-04 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
               1991) [At the Company's request, confidential treatment has been granted by the Securities and Exchange Commission to portions of this document.]

   *10.23-02 - Contract for the Purchase, Sale or Exchange of Economy Energy,
               executed December 19, 1997, between Comision Federal de Electricidad and the Company. [The Company has requested confidential treatment from the Securities and Exchange Commission for certain portions of this document.]

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

   *10.24-02 - Amendment No. 2, dated as of July 31, 1997, to Exhibit 10.24.

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

       10.34 - Spent Fuel Trust Agreement, dated as of February 12, 1996, between the Company and Boatmen's Trust Company of Texas, as Spent Fuel Trustee. (Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

       10.35 - Trust Agreement, dated as of February 12, 1996, between the Company and Texas Commerce Bank National Association, as Trustee of the Rio Grande Resources Trust II. (Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

       10.36 - Purchase Contract, dated as of February 12, 1996, between the Company and Texas Commerce Bank National Association, as Trustee of the Rio Grande Resources Trust II. (Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

       10.37 - Registration Rights Agreement, dated as of February 12, 1996, among the Company, Fidelity Management & Research Company and Fidelity Management Trust Company. (Exhibit 10.01 to Registration Statement No. 333-32030 on Form S-1)

 *Exhibit 11 - Statement re Computation of Per Share Earnings

  Exhibit 23 - Consent of Experts:

      *23.01 - Consent of KPMG Peat Marwick LLP (set forth on page 96 of this report).

  Exhibit 24 - Power of Attorney:

      *24.01 - Powers of Attorney (set forth on page 95 of this report).

      *24.02 - Certified copy of resolution authorizing signatures pursuant to power of attorney.

 *Exhibit 27 - Financial Data Schedule (EDGAR filing only)

  Exhibit 99 - Additional Exhibits:

       99.01 - Agreed Order, entered August 30, 1995, by the Public Utility Commission of Texas. (Exhibit 99.31 to Registration Statement No. 33-99744 on Form S-1)

       99.02 - Restricted Stock Award Agreement, dated as of January 17, 1997, with James S. Haines, Jr. (Exhibit 99.02 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

       99.03 - Stock Option Agreement, dated as of January 17, 1997, with James
               S. Haines, Jr. (Exhibit 99.03 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

   *99.03-01 - Amendment No. 1, dated April 30, 1997, to Exhibit 99.03.

       99.04 - Stock Option Agreement, dated as of January 17, 1997, with David
               H. Wiggs, Jr. (Exhibit 99.04 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

       99.05 - Directors' Restricted Stock Award Agreement, dated as of January 17, 1997, with George H. Edwards, Jr. (Exhibit 99.05 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

       99.06 - Form of Directors' Restricted Stock Award Agreement between the Company and certain directors of the Company. (Exhibit 99.06 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

       99.07 - Form of Stock Option Agreement between the Company and certain key officers of the Company. (Exhibit 99.07 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

     *+99.08 - Form of Restricted Stock Award Agreement between the Company and certain key officers of the Company.

      *99.09 - Restricted Stock Award Agreement, dated as of June 9, 1997, with
               Eduardo A. Rodriguez.

      *99.10 - Restricted Stock Award Agreement, dated as of June 15, 1997, with
               Robert C. McNiel.

      *99.11 - Restricted Stock Award Agreement, dated as of June 12, 1997, with
               Susanne M. Sickles.

      *99.12 - Restricted Stock Award Agreement, dated as of June 16, 1997, with
               Guillermo Silva, Jr.

      *99.13 - Restricted Stock Award Agreement, dated as of June 16, 1997, with
               Pedro Serrano, Jr.

      *99.14 - Restricted Stock Award Agreement, dated as of June 16, 1997, with
               Thomas L. Newsom.

      *99.15 - Restricted Stock Award Agreement, dated as of June 16, 1997, with
               John A. Whitacre.

      *99.16 - Restricted Stock Award Agreement, dated as of June 9, 1997, with
               Terry D. Bassham.

    *++99.17 - Form of Stock Option Agreement between the Company and certain directors of the Company.

      *99.18 - Directors' Restricted Stock Award Agreement, dated as of November
               13, 1997, with George H. Edwards, Jr.

            *  Filed herewith.

            + Four agreements, substantially identical in all material respects to this Exhibit, have been entered into with J. Frank Bates; Michael L. Blough; Gary R. Hedrick; and John C. Horne, officers of the Company.

           ++ Eleven agreements, substantially identical in all material respects to this Exhibit, have been entered into with George W. Edwards, Jr.; Ramiro Guzman; James W. Harris; Kenneth R. Heitz; Edward C. Houghton; Michael K. Parks; Eric B. Siegel; Stephen Wertheimer; Charles A. Yamarone; James A. Cardwell; and Wilson K. Cadman, directors of the Company.

          (b)  Reports on Form 8-K:

               The following reports on Form 8-K were filed during the last quarter of 1997:

                                                            FINANCIAL STATEMENTS
                DATE OF REPORT          ITEM NUMBER         REQUIRED TO BE FILED
                --------------          -----------         --------------------
                     None

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

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each of El Paso Electric Company, a Texas corporation, and the undersigned directors and officers of El Paso Electric Company, hereby constitutes and appoints James S. Haines, Eduardo A. Rodriguez, Gary R. Hedrick, Terry D. Bassham and Guillermo Silva, Jr., its, his or her true and lawful attorneys-in-fact and agents, for it, him or her and its, his or her name, place and stead, in any and all capacities, with full power to act alone, to sign this report and any and all amendments to this report, and to file each such amendment to this report, with all exhibits thereto, and any and all documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises, as fully to all intents and purposes as it, he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March 1998.

                                 EL PASO ELECTRIC COMPANY

                                 By:    /s/  JAMES S. HAINES
                                       -------------------------------------
                                                 James S. Haines,
                                       Chief Executive Officer and President
                                           (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

               SIGNATURE                                           TITLE                                  DATE
               ---------                                           ------                                 ----
                                         Chief Executive Officer, President                         |
       /s/  JAMES S. HAINES                (Principal Executive Officer) and Director               |
---------------------------------------                                                             |
            (James S. Haines)                                                                       |
                                         Vice President, Chief Financial Officer and Treasurer      |
       /s/  GARY R. HEDRICK                (Principal Financial Officer and Principal Accounting    |
---------------------------------------    Officer)                                                 |
            (Gary R. Hedrick)                                                                       |
                                                                                                    |
       /s/  WILSON K. CADMAN             Director                                                   |
---------------------------------------                                                             |
            (Wilson K. Cadman)                                                                      |
                                                                                                    |
       /s/  JAMES A. CARDWELL            Director                                                   |
---------------------------------------                                                             |
           (James A. Cardwell)                                                                      |
                                                                                                    |
       /s/  JAMES W. CICCONI             Director                                                   |
---------------------------------------                                                             |
            (James W. Cicconi)                                                                      |
                                                                                                    |
     /s/  GEORGE W. EDWARDS, JR.         Director                                                   |
---------------------------------------                                                             |
          (George W. Edwards, Jr.)                                                                  |
                                                                                                    |
       /s/  RAMIRO GUZMAN                Director                                                   }  March 26, 1998
---------------------------------------                                                             |
            (Ramiro Guzman)                                                                         |
                                                                                                    |
       /s/  JAMES W. HARRIS              Director                                                   |
---------------------------------------                                                             |
            (James W. Harris)                                                                       |
                                                                                                    |
       /s/  KENNETH R. HEITZ             Director                                                   |
---------------------------------------                                                             |
            (Kenneth R. Heitz)                                                                      |
                                                                                                    |
    /s/  PATRICIA Z. HOLLAND-BRANCH      Director                                                   |
---------------------------------------                                                             |
         (Patricia Z. Holland-Branch)                                                               |
                                                                                                    |
       /s/  MICHAEL K. PARKS             Director                                                   |
---------------------------------------                                                             |
            (Michael K. Parks)                                                                      |
                                                                                                    |
       /s/  ERIC B. SIEGEL               Director                                                   |
---------------------------------------                                                             |
            (Eric B. Siegel)                                                                        |
                                                                                                    |
       /s/  STEPHEN WERTHEIMER           Director                                                   |
---------------------------------------                                                             |
            (Stephen Wertheimer)                                                                    |
                                                                                                    |
       /s/  CHARLES A. YAMARONE          Director                                                   |
---------------------------------------                                                             |
            (Charles A. Yamarone)                                                                   |

                                    95