Form 10-Q
period 1998-03-31
EL PASO ELECTRIC CO /TX/
filed 1998-05-13
CIK 31978

================================================================================

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                       --------------------------------

(MARK ONE)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

  AS OF MAY 1, 1998, THERE WERE 60,272,270 SHARES OF THE COMPANY'S NO PAR VALUE COMMON STOCK OUTSTANDING.


================================================================================

                           EL PASO ELECTRIC COMPANY

                              INDEX TO FORM 10-Q

                                                                      Page No.
                                                                    ------------
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements
       Balance Sheets - March 31, 1998 and December 31, 1997.................1

       Statements of Operations - Three Months and Twelve Months
        Ended March 31, 1998 and 1997........................................3

       Statements of Comprehensive Operations - Three Months and
        Twelve Months Ended March 31, 1998 and 1997..........................4

       Statements of Cash Flows - Three Months Ended March 31, 1998
        and 1997.............................................................5

       Notes to Financial Statements.........................................6

       Independent Auditor's Review Report..................................12

     Item 2.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations..................................13

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings.............................................19

     Item 6.  Exhibits and Reports on Form 8-K..............................19

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           EL PASO ELECTRIC COMPANY

                                BALANCE SHEETS


                                 ASSETS                                          MARCH 31,
                             (IN THOUSANDS)                                        1998             DECEMBER 31,
                                                                                (UNAUDITED)            1997
                                                                             ----------------     ---------------
UTILITY PLANT:
  Electric plant in service..............................................       $1,540,204           $1,538,572
  Less accumulated depreciation and amortization.........................          185,703              164,283
                                                                                ----------           ----------
    Net plant in service.................................................        1,354,501            1,374,289
  Construction work in progress..........................................           51,421               43,761
  Nuclear fuel; includes fuel in process of $2,339 and
    $9,910, respectively.................................................           88,647               86,609
  Less accumulated amortization..........................................           45,682               40,142
                                                                                ----------           ----------
    Net nuclear fuel.....................................................           42,965               46,467
                                                                                ----------           ----------
      Net utility plant..................................................        1,448,887            1,464,517
                                                                                ----------           ----------

CURRENT ASSETS:
  Cash and temporary investments.........................................          113,468              111,227
  Accounts receivable, principally trade, net of allowance for
    doubtful accounts of $5,162 and $5,124, respectively.................           53,326               58,960
  Inventories, at cost...................................................           27,447               27,130
  Net undercollection of fuel revenues...................................           12,679               13,870
  Prepayments and other..................................................            9,714                6,930
                                                                                ----------           ----------
      Total current assets...............................................          216,634              218,117
                                                                                ----------           ----------

LONG-TERM CONTRACT RECEIVABLE............................................           26,559               27,659
                                                                                ----------           ----------

DEFERRED CHARGES AND OTHER ASSETS:
  Accumulated deferred income taxes, net.................................           37,692               43,208
  Decommissioning trust fund.............................................           40,576               38,438
  Other..................................................................           20,180               20,674
                                                                                ----------           ----------
      Total deferred charges and other assets............................           98,448              102,320
                                                                                ----------           ----------

      TOTAL ASSETS.......................................................       $1,790,528           $1,812,613
                                                                                ==========           ==========

See accompanying notes to financial statements.

                           EL PASO ELECTRIC COMPANY


                     CAPITALIZATION AND LIABILITIES                            MARCH 31,
                  (IN THOUSANDS EXCEPT FOR SHARE DATA)                           1998              DECEMBER 31,
                                                                             (UNAUDITED)              1997
                                                                           ----------------     ----------------
CAPITALIZATION:
  Common stock, stated value $1 per share, 100,000,000 shares authorized, 60,101,891 and 60,060,034 shares issued and outstanding;
   and 174,893 and 196,404 restricted shares, respectively..............       $   60,277           $   60,256
  Capital in excess of stated value.....................................          241,363              241,222
  Unearned compensation--restricted stock awards........................             (885)              (1,138)
  Accumulated earnings..................................................           76,476               69,484
  Accumulated other comprehensive income (loss) (unrealized
    gains (losses) on marketable securities)............................              213                 (184)
                                                                               ----------           ----------
      Common stock equity...............................................          377,444              369,640
  Preferred stock, cumulative, no par value, 2,000,000 shares authorized:
      Redemption required--1,247,747 and 1,213,188 shares issued and
        and outstanding, respectively; at liquidation preference........          124,775              121,319
  Long-term debt........................................................          872,280              938,562
  Financing and capital lease obligations...............................           25,333               28,248
                                                                               ----------           ----------
        Total capitalization............................................        1,399,832            1,457,769
                                                                               ----------           ----------
CURRENT LIABILITIES:
  Current maturities of long-term debt and financing and
    capital lease obligations...........................................           64,148               28,463
  Accounts payable, principally trade...................................           22,950               24,957
  Taxes accrued other than federal income taxes.........................           19,590               19,292
  Interest accrued......................................................           19,799               21,172
  Other.................................................................           18,820               17,439
                                                                               ----------           ----------
        Total current liabilities.......................................          145,307              111,323
                                                                               ----------           ----------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Decommissioning.......................................................           96,321               94,917
  Accrued postretirement benefit liability..............................           76,593               75,531
  Accrued pension liability.............................................           33,824               33,909
  Other.................................................................           38,651               39,164
                                                                               ----------           ----------
        Total deferred credits and other liabilities....................          245,389              243,521
                                                                               ----------           ----------
COMMITMENTS AND CONTINGENCIES

        TOTAL CAPITALIZATION AND LIABILITIES............................       $1,790,528           $1,812,613
                                                                               ==========           ==========

See accompanying notes to financial statements.

                           EL PASO ELECTRIC COMPANY
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS EXCEPT FOR SHARE DATA)

                                                                     THREE MONTHS ENDED           TWELVE MONTHS ENDED
                                                                         MARCH 31,                     MARCH 31,
                                                                 --------------------------    --------------------------
                                                                     1998          1997            1998          1997
                                                                 ------------  ------------    ------------  ------------
OPERATING REVENUES:
  Base revenues................................................  $   107,300   $   103,654     $   462,625   $   462,115
  Fuel revenues and economy sales..............................       28,486        30,960         127,698       123,548
  Other........................................................        1,159         1,243           4,803         4,261
                                                                 -----------   -----------     -----------   -----------
                                                                     136,945       135,857         595,126       589,924
                                                                 -----------   -----------     -----------   -----------
ENERGY EXPENSES:
  Fuel.........................................................       25,482        28,466         110,473       111,018
  Purchased and interchanged power.............................        3,164         2,786          20,508        19,246
                                                                 -----------   -----------     -----------   -----------
                                                                      28,646        31,252         130,981       130,264
                                                                 -----------   -----------     -----------   -----------
OPERATING REVENUES NET OF ENERGY EXPENSES......................      108,299       104,605         464,145       459,660
                                                                 -----------   -----------     -----------   -----------
OTHER OPERATING EXPENSES:
  Other operations.............................................       32,570        30,964         133,522       129,996
  Maintenance..................................................        8,202         9,429          33,555        37,406
  Depreciation and amortization................................       22,227        21,905          89,057        89,715
  Taxes other than income taxes................................       11,360        11,074          43,637        42,658
                                                                 -----------   -----------     -----------   -----------
                                                                      74,359        73,372         299,771       299,775
                                                                 -----------   -----------     -----------   -----------
OPERATING INCOME...............................................       33,940        31,233         164,374       159,885
                                                                 -----------   -----------     -----------   -----------
OTHER INCOME (DEDUCTIONS):
  Investment income............................................        2,635         1,109           7,621         5,069
  Litigation settlement, net...................................          -             -             7,500           -
  Settlement of bankruptcy professional fees...................          376          (413)          1,151         1,892
  Gain on sale of investment...................................          -             -               -           3,844
  Other, net...................................................          (26)         (290)           (390)         (895)
                                                                 -----------   -----------     -----------   -----------
                                                                       2,985           406          15,882         9,910
                                                                 -----------   -----------     -----------   -----------
INCOME BEFORE INTEREST CHARGES.................................       36,925        31,639         180,256       169,795
                                                                 -----------   -----------     -----------   -----------
INTEREST CHARGES (CREDITS):
  Interest on long-term debt...................................       20,336        22,225          84,228        94,261
  Other interest...............................................        1,765         1,620           6,345         6,523
  Interest capitalized and deferred............................       (1,621)       (1,350)         (6,146)       (5,645)
                                                                 -----------   -----------     -----------   -----------
                                                                      20,480        22,495          84,427        95,139
                                                                 -----------   -----------     -----------   -----------
INCOME BEFORE INCOME TAXES.....................................       16,445         9,144          95,829        74,656
INCOME TAX EXPENSE.............................................        5,930         3,552          36,869        28,834
                                                                 -----------   -----------     -----------   -----------
INCOME BEFORE EXTRAORDINARY LOSS ON
  REPURCHASES OF DEBT..........................................       10,515         5,592          58,960        45,822
EXTRAORDINARY LOSS ON REPURCHASES OF DEBT, NET OF
  FEDERAL INCOME TAX BENEFIT...................................          -          (2,244)            -          (2,244)
                                                                 -----------   -----------     -----------   -----------
NET INCOME.....................................................       10,515         3,348          58,960        43,578
PREFERRED STOCK DIVIDEND REQUIREMENTS..........................        3,523         3,149          13,518        12,085
                                                                 -----------   -----------     -----------   -----------
Net income applicable to common stock..........................  $     6,992   $       199     $    45,442   $    31,493
                                                                 ===========   ===========     ===========   ===========
BASIC EARNINGS PER COMMON SHARE:
  Income before extraordinary loss on repurchases of debt......  $     0.116   $     0.040     $     0.756   $     0.561
  Extraordinary loss on repurchases of debt, net of
     federal income tax benefit................................          -          (0.037)            -          (0.037)
                                                                 -----------   -----------     -----------   -----------
     Net income................................................  $     0.116   $     0.003     $     0.756   $     0.524
                                                                 ===========   ===========     ===========   ===========
DILUTED EARNINGS PER COMMON SHARE:
  Income before extraordinary loss on repurchases of debt......  $     0.116   $     0.040     $     0.753   $     0.560
  Extraordinary loss on repurchases of debt, net of
     federal income tax benefit................................          -          (0.037)            -          (0.037)
                                                                 -----------   -----------     -----------   -----------
     Net income................................................  $     0.116   $     0.003     $     0.753   $     0.523
                                                                 ===========   ===========     ===========   ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING...........   60,164,142    60,113,585      60,140,972    60,086,144
                                                                 ===========   ===========     ===========   ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND
  DILUTIVE POTENTIAL COMMON SHARES OUTSTANDING.................   60,443,574    60,350,268      60,353,532    60,183,093
                                                                 ===========   ===========     ===========   ===========

See accompanying notes to financial statements.

                           EL PASO ELECTRIC COMPANY
                    STATEMENTS OF COMPREHENSIVE OPERATIONS
                                  (UNAUDITED)
                                (IN THOUSANDS)


                                                              THREE MONTHS ENDED       TWELVE MONTHS ENDED
                                                                 MARCH 31,                  MARCH 31,
                                                           -----------------------   ----------------------
                                                              1998         1997         1998         1997
                                                           -----------  ----------   ----------- ----------
NET INCOME................................................    $10,515      $3,348       $58,960    $43,578
OTHER COMPREHENSIVE INCOME (LOSS):
  Net unrealized gain (loss) on marketable securities,
     less applicable income tax benefit (expense)
     of $(213), $125, $(115) and $(65), respectively......        397        (232)          213        120
                                                              -------      ------       -------    -------
COMPREHENSIVE INCOME......................................     10,912       3,116        59,173     43,698
PREFERRED STOCK DIVIDEND REQUIREMENTS.....................      3,523       3,149        13,518     12,085
                                                              -------      ------       -------    -------
COMPREHENSIVE INCOME (LOSS) APPLICABLE
  TO COMMON STOCK.........................................    $ 7,389      $  (33)      $45,655    $31,613
                                                              =======      ======       =======    =======

See accompanying notes to financial statements.

                           EL PASO ELECTRIC COMPANY
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                             THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                        -----------------------------
                                                                            1998              1997
                                                                        -------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income........................................................      $  10,515       $  3,348
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization...................................         28,184         27,082
    Deferred income taxes, net......................................          5,302          3,272
    Other operating activities......................................          1,222            645
    Extraordinary loss on repurchases of debt, net of federal
       income tax benefit...........................................            -            2,244
  Change in:
    Accounts receivable.............................................          5,634          6,981
    Federal income tax receivable...................................            -           17,219
    Inventories.....................................................           (317)           503
    Prepayments and other...........................................         (2,784)         1,750
    Long-term contract receivable...................................          1,100            826
    Accounts payable................................................         (2,007)       (10,875)
    Interest accrued................................................         (1,373)        (2,774)
    Net undercollection of fuel revenues............................          1,191         (4,204)
    Other current liabilities.......................................          1,959            782
    Deferred charges and credits....................................          1,603          3,721
                                                                          ---------       --------
      NET CASH PROVIDED BY OPERATING ACTIVITIES.....................         50,229         50,520
                                                                          ---------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to utility plant........................................        (12,686)       (23,838)
  Investment in decommissioning trust fund..........................         (1,528)        (1,411)
  Other investing activities........................................             79             19
                                                                          ---------       --------
      NET CASH USED FOR INVESTING ACTIVITIES........................        (14,135)       (25,230)
                                                                          ---------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchases of and payments on long-term debt.....................        (29,554)       (53,181)
  Net proceeds from (repayments of) financing obligations...........         (3,494)         3,844
  Redemption of capital lease obligations...........................           (770)          (739)
  Other financing activities........................................            (35)           -
                                                                          ---------       --------
      NET CASH USED FOR FINANCING ACTIVITIES........................        (33,853)       (50,076)
                                                                          ---------       --------
NET INCREASE (DECREASE) IN CASH AND TEMPORARY INVESTMENTS...........          2,241        (24,786)
CASH AND TEMPORARY INVESTMENTS AT BEGINNING OF PERIOD...............        111,227         68,767
                                                                          ---------       --------
CASH AND TEMPORARY INVESTMENTS AT END OF PERIOD.....................      $ 113,468       $ 43,981
                                                                          =========       ========

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

   These condensed financial statements should be read in conjunction with the financial statements and notes thereto in the Annual Report of El Paso Electric Company (the "Company") on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K"). Capitalized terms used in this report and not defined herein have the meaning ascribed for such terms in the 1997 Form 10-K. In the opinion of management of the Company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company at March 31, 1998 and December 31, 1997; the results of operations for the three and twelve months ended March 31, 1998 and 1997; and cash flows for the three months ended March 31, 1998 and 1997. The results of operations for the three and twelve months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full calendar year.

SUPPLEMENTAL STATEMENTS OF CASH FLOW DISCLOSURES (IN THOUSANDS)

                                                         THREE MONTHS ENDED MARCH 31,
                                                      ---------------------------------
                                                            1998              1997
                                                      ----------------  ---------------
Cash (refunded) paid for:
   Income taxes, net................................  $           -          $(17,219)
   Interest.........................................           18,991          21,999
   Reorganization items--professional
       fees and other...............................            1,273             155
Non-cash investing and financing activities:
   Issuance of preferred stock for
       pay-in-kind dividend.........................            3,456           3,089
   Issuance of restricted shares of
       common stock.................................              195              59

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)


RECONCILIATION OF BASIC AND DILUTED EARNINGS PER COMMON SHARE

   The reconciliation of basic and diluted earnings per common share before extraordinary items is presented below:

                                                             THREE MONTHS ENDED MARCH 31,
                                       ------------------------------------------------------------------------
                                                      1998                                 1997
                                       -----------------------------------  -----------------------------------
                                                                     PER                                  PER
                                                                   COMMON                               COMMON
                                           INCOME        SHARES     SHARE       INCOME        SHARES     SHARE
                                       --------------  ----------  -------  --------------  ----------  -------
                                       (In thousands)                       (In thousands)
Income before extraordinary item.....        $10,515                               $5,592
 Less:  Preferred stock dividends....          3,523                                3,149
                                             -------                               ------

Basic earnings per common share:
 Income applicable to common
  stock..............................          6,992   60,164,142   $0.116          2,443   60,113,585   $0.040
                                                                    ======                               ======

Effect of dilutive securities:
 Unvested restricted stock...........              -       16,434                       -       16,596
 Stock options.......................              -      262,998                       -      220,087
                                             -------   ----------                  ------   ----------
Diluted earnings per common share:
 Income applicable to common
  stock..............................        $ 6,992   60,443,574   $0.116         $2,443   60,350,268   $0.040
                                             =======   ==========  =======         ======   ==========  =======

                                                            TWELVE MONTHS ENDED MARCH 31,
                                       ------------------------------------------------------------------------
                                                      1998                                 1997
                                       -----------------------------------  -----------------------------------
                                                                     PER                                  PER
                                                                   COMMON                               COMMON
                                           INCOME        SHARES     SHARE       INCOME        SHARES     SHARE
                                       --------------  ----------  -------  --------------  ----------  -------
                                       (In thousands)                       (In thousands)
Income before extraordinary item.....        $58,960                              $45,822
 Less:  Preferred stock dividends....         13,518                               12,085
                                             -------                              -------

Basic earnings per common share:
 Income applicable to common
  stock..............................         45,442   60,140,972   $0.756         33,737   60,086,144   $0.561
                                                                    ======                               ======

Effect of dilutive securities:
 Unvested restricted stock...........              -       23,050                       -       19,742
 Stock options.......................              -      189,510                       -       77,207
                                             -------   ----------                 -------   ----------

Diluted earnings per common share:
 Income applicable to common
  stock..............................        $45,442   60,353,532   $0.753        $33,737   60,183,093   $0.560
                                             =======   ==========   ======        =======   ==========   ======

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

B. RATE MATTERS

   For a full discussion of the Company's rate matters, see Note B of Notes to Financial Statements in the 1997 Form 10-K.

NEW MEXICO RATE MATTERS

   Pending Rate Case. In October 1996, the New Mexico Commission issued an order in Case No. 2722, requiring the Company to answer certain ratepayer complaints and to file a rate filing package, including cost of service data and supporting testimony. On March 3, 1997, the Company filed with the New Mexico Commission all of the rate filing package data required by the Commission's order. Although the Company's filing demonstrates a revenue deficiency of approximately $8.6 million under current rates, the Company did not request a rate change to recover the deficiency. On April 17, 1998, testimony was filed by the New Mexico Commission staff and intervenors which included recommendations based on (i) traditional original cost ratemaking and (ii) revaluation of the Company's generating assets. The recommendations ranged from the staff's proposed 5.2% reduction (approximately $4 million) in total jurisdictional base revenues, based on original cost ratemaking, to the City of Las Cruces' proposed 12% reduction in jurisdictional base rates (approximately $9.2 million), based on projected future declining costs. The New Mexico Commission could order a rate reduction, which could be more or less than the parties' recommendations, or, alternatively, in response to economic factors and regulatory, political and competitive pressures, the Company could agree to a rate reduction. Prosecution of the rate case before the New Mexico Commission is expected to be completed before the end of 1998. The Company is unable at this time to predict the outcome of this proceeding.

FEDERAL REGULATORY MATTERS

   In September 1996, one of the wholesale power marketers that submitted a bid in 1996 to the Comision Federal de Electricidad de Mexico ("CFE") in connection with renewal of the interchange agreement for the supply of power during 1997 to Ciudad Juarez, Mexico, filed a complaint against the Company with the Federal Energy Regulatory Commission ("FERC"). The complaint sought emergency relief and requested the FERC to direct the Company to enter into an agreement to provide firm point-to-point transmission service to the CFE under the Company's open access transmission tariff. In October 1996, the FERC issued an order requiring the Company to provide point-to-point transmission service over the Company's transmission system to substation facilities near the United States/Mexico border. The FERC, however, concurred with the Company's position that the FERC does not have jurisdiction to order transmission across the border, suggesting that the Department of Energy ("DOE") has such jurisdiction. The DOE subsequently issued a Notice of Delegation and Assignment which delegated to the FERC the DOE's authority to carry out its duties in this case. The Company responded by asserting its belief that the DOE does not have authority to require transmission access for delivery of power to the CFE, however, the Company agreed to provide access, to the extent transmission capacity is available to a winning bidder other than the Company, pending resolution of this jurisdictional dispute.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)


   In April 1998, the FERC issued its order in this proceeding, finding that the DOE has the authority, which has now been delegated to the FERC, to require the Company to provide open access transmission service, upon a finding that so doing would be in the public interest. Accordingly, the FERC has ordered the Company to revise its open transmission tariff to provide non-discriminatory open access transmission service over the United States portion of the lines connecting the Company's Diablo and Ascarate substations in the United States with the Insurgentes and Riverena substations in Mexico. There are currently no pending transmission requests for cross-border transactions.

C. COMMITMENTS AND CONTINGENCIES

   For a full discussion of commitments and contingencies, including environmental matters related to the Company, see Note H of Notes to Financial Statements in the 1997 Form 10-K. In addition, see Note C of Notes to Financial Statements in the 1997 Form 10-K regarding matters related to Palo Verde, including liability and insurance matters, decommissioning and the operation of steam generators.

D. LITIGATION

   For a full discussion of litigation, see Note I of Notes to Financial Statements in the 1997 Form 10-K.

LITIGATION WITH LAS CRUCES

   Las Cruces is attempting to replace the Company as the electric service provider in Las Cruces by acquiring, through condemnation or a negotiated purchase, the distribution assets and other facilities used to provide electric service to customers in Las Cruces. Sales to customers in Las Cruces represent approximately 8% of the Company's operating revenues.

   In April 1995, Las Cruces filed a complaint against the Company in the District Court for Dona Ana County, New Mexico, seeking a declaratory judgment that Las Cruces has a right of eminent domain to condemn the electric distribution system and related facilities owned and operated by the Company within and adjacent to the city limits that provide or assist in the provision of electricity within the municipal boundaries of Las Cruces. In May 1995, the Company removed the case to federal district court in New Mexico. Following a trial on the merits, the Federal Magistrate granted the Company's motion to certify to the New Mexico Supreme Court the question as to whether Las Cruces possesses the authority to condemn the Company's property for use as a municipal utility when that property is already devoted to public use. The New Mexico Supreme Court heard oral arguments in February 1997, but prior to issuing a ruling, the New Mexico legislature enacted a bill which purports to give Las Cruces the authority to condemn the Company's distribution system within its city limits and a territory extending five miles beyond the municipal boundary. In February 1998, the New Mexico Supreme Court ruled that the subsequent legislation rendered moot the certified question before the Supreme Court. In April 1998, the Federal Magistrate also dismissed the case as moot. On

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)


February 26, 1998, the Company received notice from Las Cruces of its intent to file a condemnation action in New Mexico district court. The Company is currently evaluating how to respond to the Federal Magistrate's ruling.

   If Las Cruces succeeds in its efforts to condemn the Company's distribution system, the Company could lose its Las Cruces customer base, although the Company would be entitled to receive "just compensation" as established by New Mexico law. "Just compensation" is generally defined as the amount of money that would fairly compensate the party whose property is condemned. It is the Company's opinion that this amount would be the difference between the value of the Company's entire system prior to the taking, as compared to the value of the entire system after the taking. See Note B of Notes to Financial Statements in the 1997 Form 10-K for a full discussion of stranded costs.

   Las Cruces has taken several actions to position itself to acquire portions of the Company's distribution system and certain related facilities. In August 1994, Southwestern Public Service Company ("SPS") and Las Cruces entered into an agreement granting SPS the right to provide all of the electric power and energy required by Las Cruces if it succeeds in its efforts to obtain the Company's distribution system. In addition, Las Cruces sold approximately $73 million in revenue bonds in October 1995 to provide funding to finance the acquisition by condemnation or negotiated purchase of the Company's electrical distribution assets within and adjacent to the Las Cruces city limits.

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

   In July 1996, Las Cruces exercised its right under Order No. 888 to request that the Company calculate Las Cruces' stranded cost obligation should it leave the Company's system and operate its own municipal utility. The Company's initial non-binding calculation was provided within the statutory period. Las Cruces subsequently filed a request at the FERC for a determination that Las Cruces would have no stranded cost obligation to the Company or, in the alternative, that the FERC convene a hearing to establish the amount of any stranded costs. In August 1997, the FERC issued an order

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)


denying Las Cruces' request for a determination that Las Cruces would have no stranded cost obligation, and providing for evidentiary hearings on the following stranded costs issues: (i) whether the Company has met the "reasonable expectation" standard so as to justify recovery of stranded costs from Las Cruces; and (ii) if so, the amount of stranded costs that the Company may recover from Las Cruces. An evidentiary hearing on these issues was held before an administrative law judge of the FERC in February 1998. The Company submitted evidence in that proceeding showing that it was entitled to recover stranded generation costs from Las Cruces of $101 million. In contrast, the FERC staff recommended that the Company be permitted to recover stranded costs of $37.0 million, and Las Cruces claimed that its stranded cost obligation was in the range of $0 to $17.4 million. The issues in that proceeding are currently being briefed by the parties, and the process is expected to continue throughout 1998.

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

   The Company continues to believe that it can provide lower cost electric service to customers in Las Cruces than can be achieved through a municipal takeover. Accordingly, the Company has stated its strong preference for a resolution of its differences with Las Cruces through negotiation rather than litigation and condemnation. A negotiated settlement of the Company's pending rate case in New Mexico could include a reduction in rates or a settlement of all issues in New Mexico, which would likely create increased political and economic pressure on the Company to reduce rates in Texas.

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

                      Independent Auditors' Review Report
                      -----------------------------------



The Shareholders and the Board of Directors
El Paso Electric Company:

We have reviewed the accompanying condensed balance sheet of El Paso Electric Company (the Company) as of March 31, 1998, the related condensed statements of operations and comprehensive operations for the three months and twelve months ended March 31, 1998 and 1997 and the related condensed statements of cash flows for the three months ended March 31, 1998 and 1997. These condensed financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of El Paso Electric Company as of December 31, 1997, and the related statements of operations, comprehensive operations, changes in common stock equity, and cash flows for the year then ended (not presented herein); and in our report dated February 6, 1998, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

                                         KPMG Peat Marwick LLP



El Paso, Texas
April 23, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The information contained in this Item 2 updates, and should be read in conjunction with, the information set forth in Part II, Item 7 of the Company's 1997 Form 10-K.

   Statements in this document, other than statements of historical information, are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, as well as other oral and written forward-looking statements made by or on behalf of the Company from time to time, including statements contained in the Company's filings with the Securities and Exchange Commission and its reports to stockholders, involve known and unknown risks and other factors which may cause the Company's actual results in future periods to differ materially from those expressed in any forward-looking statements. Any such statement is qualified by reference to the risks and factors discussed below under the headings "Operational and Prospects and Challenges" and "Liquidity and Capital Resources" and in the Company's filings with the Securities and Exchange Commission, which are available from the Securities and Exchange Commission or which may be obtained upon request from the Company. The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

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

   Another risk to the Company's operations is the potential loss of customers. The Company's wholesale and large retail customers have, in varying degrees, additional alternate sources of economical power, including co-generation of electric power. For example, a 504 MW combined-cycle generating plant located in Samalayuca, Chihuahua, which is scheduled to be fully operational by the end of 1998, when the Company's current power contract expires, will give the CFE the current capacity to supply electricity to portions of northern Chihuahua, including the geographic area currently served by the Company. If the Company loses a significant portion of its retail customer base or wholesale sales, the Company may not be able to replace such revenues through either the addition of new customers or an increase in rates to remaining customers. The New Mexico State Legislature has passed legislation which gives Las Cruces the apparent legal authority to condemn the Company's distribution system and related assets located within its city limits, and the Company has received notice from Las Cruces of its intent to file an eminent domain proceeding. If Las Cruces succeeds in its efforts, the Company could lose its Las Cruces customer base, although the Company would receive "just compensation" as established by the court.

   In recent years, the United States has closed a large number of military bases and there can be no assurance that Holloman Air Force Base ("Holloman"), White Sands Missile Range ("White Sands") or the United States Army Air Defense Center at Fort Bliss ("Ft. Bliss") will not be closed in the future or that the Company will not lose all or some of its military base sales. The Company's sales to the military bases represent approximately 3% of operating revenues. The Company signed a contract with Ft. Bliss in August 1996, under which Ft. Bliss will take service from the Company through 1999, with the right thereafter to continue service on a year-to-year basis for two years. The Company has a contract to provide retail electric service to Holloman for a ten-year term which began in December 1995. In August 1996, the Army advised the Company that White Sands would continue to purchase retail electric service from the Company pursuant to the existing retail service contract for an indefinite period. The Army will provide the Company written notice of termination of such contract not less than one year in advance of the termination date.

   The Company does not currently have an agreement with New Mexico regulatory authorities or parties to past New Mexico regulatory proceedings comparable to the Rate Stipulation. The Company is currently involved in a proceeding before the New Mexico Commission in which the level of its rates is being examined. The New Mexico Commission could, after hearing, order a rate reduction, which could be more or less than the parties' recommendations, or, alternatively, in response to regulatory, political and competitive pressures, the Company could agree to a rate reduction. Any such agreement by the Company would likely create increased political and economic pressure on the Company to reduce rates in Texas. Prosecution of the case before the New Mexico Commission is expected to be completed in 1998. The Company is unable at this time to predict with certainty the outcome of this proceeding.

   The Company faces the same concerns as most other companies that use computers relating to the Year 2000 problem. The problem is that many computer applications do not correctly differentiate a one year difference between the years 1999 and 2000. Applications that are date sensitive may not properly calculate information or may not function.

   The Company began working on the Year 2000 computer concern during the last quarter of 1996. To allow adequate time for additional testing and correction, the Company is attempting to either (i) revise current computer systems to be Year 2000 compliant, or (ii) replace systems with new ones that are Year 2000 compliant by the end of 1998. Incremental costs of the project are anticipated to be immaterial as the Company is using internal resources to modify and test programs. The Company anticipates spending approximately $1.8 million to revise current computer systems and is expensing such amount as incurred.

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

                        LIQUIDITY AND CAPITAL RESOURCES

   The Company's principal liquidity requirements through the end of the decade are expected to consist of interest and principal payments on the Company's indebtedness and capital expenditures related to the Company's generating facilities and transmission and distribution systems. The Company expects that cash flows from operations will be sufficient for such purposes.

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

   The Company anticipates that internally generated funds will be sufficient to meet its construction requirements, provide for the retirement of debt and redemption of preferred stock at maturity and enable the Company to meet other contingencies that may exist, such as compliance with environmental regulation, pending litigation and any claims for indemnification. At March 31, 1998, the Company had approximately $113.5 million in cash and cash equivalents. The Company also has a $100 million revolving credit facility, which provides up to $60 million for nuclear fuel purchases and up to $50 million (depending on the amount of borrowings outstanding for nuclear fuel purchases) for working capital needs. At March 31, 1998, approximately $48.5 million had been drawn for nuclear fuel purchases. No amounts have been drawn on this facility for working capital needs.

   The Company has a high debt-to-capitalization ratio and significant debt service obligations. Due to the Rate Stipulation and competitive pressures, the Company does not expect to be able to raise its base rates in the event of increases in nonfuel costs or loss of revenues. Accordingly, soon after its emergence from bankruptcy, the Company established debt reduction as a high priority in order to gain additional financial flexibility to address the evolving competitive market.

   The Company has significantly reduced its long-term debt following the Reorganization. From June 1, 1996 through March 31, 1998, the Company repurchased approximately $230.3 million of first mortgage bonds as part of an aggressive deleveraging program and has reduced its annual interest expense by approximately $17.9 million. Long-term indebtedness as a percentage of capitalization was reduced from 74% at June 30, 1996 to 64% at March 31, 1998.

   The Company continues to believe that the orderly reduction of debt with a goal of achieving a capital structure that is more typical in the electric utility industry and, ultimately, an investment grade rating, is a significant component of long-term shareholder value creation. Accordingly, the Company will regularly evaluate market conditions and, when appropriate, use a portion of its available cash to reduce its fixed obligations through open market purchases of first mortgage bonds. However, the significant amount of debt reduction that the Company has achieved since the Reorganization, and the need for cash both to meet upcoming bond maturities and, if appropriate, early redemption of the Series A Preferred Stock, may result in a lower volume of repurchases in the future. Accordingly, the Company may experience a net increase in cash as it evaluates the comparative economic value of using excess cash for purposes other than open market purchases of its first mortgage bonds.

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

                             RESULTS OF OPERATIONS

   Net income applicable to common stock before extraordinary item was approximately $7.0 million, or $0.12 diluted earnings per common share, for the three months ended March 31, 1998, compared with $2.4 million, or $0.04 diluted earnings per common share, for the same period a year ago. For the twelve months ended March 31, 1998, net income applicable to common stock before extraordinary item was approximately $45.4 million, or $0.75 diluted earnings per common share, compared with $33.7 million, or $0.56 diluted earnings per common share for the same period a year ago.

   Operating revenues net of energy expenses increased $3.7 million and $4.5 million for the three and twelve months ended March 31, 1998 compared to the same periods last year, primarily due to increased KWH sales. The twelve-month increase was also due to increased revenue per KWH from the CFE. Comparisons of KWH sales and operating revenues are shown below (In thousands):

THREE MONTHS ENDED MARCH 31:                                                           INCREASE/(DECREASE)
----------------------------                                                        --------------------------
                                                 1998                1997             AMOUNT         PERCENT
                                            ---------------     ---------------     --------------------------
Electric KWH Sales:
  Retail Customers........................        1,326,074           1,271,729            54,345         4.3%
  Other Utilities.........................          459,334             384,756            74,578        19.4
                                                 ----------          ----------        ----------
   Total..................................        1,785,408           1,656,485           128,923         7.8
                                                 ==========          ==========        ==========

Operating Revenues:
  Retail Customers........................       $  110,739          $  113,313        $   (2,574)       (2.3)%
  Other Utilities.........................           26,206              22,544             3,662        16.2
                                                 ----------          ----------        ----------
   Total..................................       $  136,945          $  135,857        $    1,088         0.8
                                                 ==========          ==========        ==========

TWELVE MONTHS ENDED MARCH 31:                                                          INCREASE/(DECREASE)
-----------------------------                                                       --------------------------
                                                 1998                1997             AMOUNT         PERCENT
                                            ---------------     ---------------     --------------------------
Electric KWH Sales:
  Retail Customers........................        5,838,792           5,673,203           165,589         2.9%
  Other Utilities.........................        1,972,463           1,782,458           190,005        10.7
                                                 ----------          ----------          --------
   Total..................................        7,811,255           7,455,661           355,594         4.8
                                                 ==========          ==========          ========

Operating Revenues:
  Retail Customers........................       $  495,294          $  484,349          $ 10,945         2.3%
  Other Utilities.........................           99,832             105,575            (5,743)       (5.4)
                                                 ----------          ----------          --------
   Total..................................       $  595,126          $  589,924          $  5,202         0.9
                                                 ==========          ==========          ========

         Other operations and maintenance expense increased $0.4 million for the three months ended March 31, 1998 compared to the same period last year as a result of increased operations expense of $1.6 million partially offset by a decrease of $1.2 million in maintenance expenses. The increased operations expense was primarily due to a $0.9 million increase in professional fees related to regulatory issues and an additional accrual for sick leave of $0.7 million. The decrease in maintenance expense was primarily due to a $1.1 million decrease in maintenance costs at a Company-owned generating plant.

         Other operations and maintenance expense decreased $0.3 million for the twelve months ended March 31, 1998 compared to the same period last year as a result of decreased maintenance expense of $3.9 million offset by an increase of $3.5 million in operations expense. The decrease in maintenance expense was primarily due to a $1.4 million decrease in maintenance expense at Palo Verde due to the timing and duration of refueling and maintenance outages and a $1.2 million decrease in maintenance costs at a Company-owned generating plant. The increase in operations expense was primarily due to a $2.8 million increase in professional fees related to regulatory issues and a $2.2 million employee bonus in 1997 offset in part by a $2.7 million decrease in operations expense at Palo Verde.

         Depreciation and amortization expense was essentially unchanged for the three and twelve months ended March 31, 1998 compared to the same periods last year.

         Taxes other than income taxes increased $0.3 million and $1.0 million for the three and twelve months ended March 31, 1998, respectively, compared to the same periods last year, primarily due to an increase in Texas property taxes resulting from changes in regulatory operating income and an increase in payroll taxes. The increase was partially offset by a decrease in Arizona property taxes resulting from a 1996 regulatory plant write-down and depreciation.

         Other income increased $2.6 million for the three months ended March 31, 1998 compared to the same period last year primarily as a result of increased investment income of $1.5 million, due to increased levels of cash, and an increase of $0.8 million due to favorable settlements of bankruptcy professional fees. Other income increased $6.0 million for the twelve month period ended March 31, 1998 when compared to the same period last year due to a favorable litigation settlement in June 1997 of $7.5 million, net of legal fees and expenses, and increased investment income of $2.6 million due to increase levels of cash. These increases were partially offset by a gain on sale of investment of $3.8 million in August 1996.

         Interest charges decreased $2.0 million and $10.7 million for the three and twelve months ended March 31, 1998 compared to the same periods last year, primarily due to a reduction in outstanding debt as a result of open market purchases of the Company's first mortgage bonds.

         Income tax expense increased $2.4 million and $8.0 million for the three and twelve months ended March 31, 1998, respectively, compared to the same periods last year, primarily due to changes in pretax income including a favorable litigation settlement and certain permanent differences.

         Extraordinary loss on repurchases of debt for the three and twelve months ended March 31, 1997 represents the payment of premiums on debt repurchased and the recognition of unamortized issuance expenses on that debt of $2.2 million, net of federal income tax benefit of $1.2 million, with no comparable amounts for the same periods in 1998.

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



                                      EL PASO ELECTRIC COMPANY


                                  By:  /s/ Gary R. Hedrick
                                      ---------------------------------------
                                      Gary R. Hedrick
                                      Vice President, Chief Financial Officer
                                      and Treasurer
                                      (Duly Authorized Officer and
                                      Principal Financial Officer)



Dated: May 13, 1998

                                  EL PASO ELECTRIC COMPANY

                                     INDEX TO EXHIBITS

 Exhibit
 Number                       Exhibit
 ------                       -------

   11        Statement re Computation of Per Share Earnings

   15        Letter re Unaudited Interim Financial Information

   27        Financial Data Schedule (EDGAR filing only)

  +99.01 Form of Stock Option Agreement between the Company and certain key officers of the Company.

   99.02 Stock Option Agreement, dated as of January 3, 1998, with Terry D. Bassham.

   99.03     Stock Option Agreement, dated as of January 3, 1998, with
             John C. Horne.

 ++99.04 Form of Restricted Stock Award Agreement between the Company and certain key officers of the Company.

   99.05 Restricted Stock Award Agreement, dated as of April 6, 1998, with Robert C. McNiel.

   99.06 Restricted Stock Award Agreement, dated as of March 23, 1998, with Susanne M. Sickles.

   99.07 Restricted Stock Award Agreement, dated as of April 6, 1998, with Guillermo Silva, Jr.

   99.08 Restricted Stock Award Agreement, dated as of March 23, 1998, with Pedro Serrano, Jr.

   99.09 Restricted Stock Award Agreement, dated as of March 24, 1998, with Thomas L. Newsom.

   99.10 Restricted Stock Award Agreement, dated as of March 19, 1998, with John A. Whitacre.

   99.11 Restricted Stock Award Agreement, dated as of March 25, 1998, with Terry D. Bassham.

   99.12 Restricted Stock Award Agreement, dated as of March 30, 1998, with Eduardo A. Rodriguez.

   99.13 Restricted Stock Award Agreement, dated as of March 20, 1998, with Gary R. Hedrick.

   99.14 Restricted Stock Award Agreement, dated as of March 25, 1998, with John C. Horne.

     + Four agreements, substantially identical in all material respects to this Exhibit, have been entered into with J. Frank Bates; Michael L. Blough; Gary R. Hedrick; and Eduardo A. Rodriguez, officers of the Company.

    ++ Two agreements, substantially identical in all material respects to this Exhibit, have been entered into with Julius F. Bates and Michael L. Blough, officers of the Company.