Form 10-Q
period 1998-06-30
EL PASO ELECTRIC CO /TX/
filed 1998-08-05
CIK 31978

================================================================================

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                              ------------------

(MARK ONE)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

  AS OF JULY 31, 1998, THERE WERE 60,272,270 SHARES OF THE COMPANY'S NO PAR VALUE COMMON STOCK OUTSTANDING.

===============================================================================

                           EL PASO ELECTRIC COMPANY

                              INDEX TO FORM 10-Q

                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

       Balance Sheets - June 30, 1998 and December 31, 1997..................  1

       Statements of Operations - Three Months, Six Months and Twelve Months
        Ended June 30, 1998 and 1997.........................................  3

       Statements of Comprehensive Operations - Three Months, Six Months
        and Twelve Months Ended June 30, 1998 and 1997.......................  5

       Statements of Cash Flows - Six Months Ended June 30, 1998 and 1997....  6

       Notes to Financial Statements.........................................  7

       Independent Auditor's Review Report................................... 15

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................... 16


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings.............................................. 23

     Item 4.  Submission of Matters to a Vote of Security Holders............ 23

     Item 5.  Other Matters.................................................. 23

     Item 6.  Exhibits and Reports on Form 8-K............................... 24

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           EL PASO ELECTRIC COMPANY

                                BALANCE SHEETS


                                 ASSETS                                        JUNE 30,
                             (IN THOUSANDS)                                      1998            DECEMBER 31,
                                                                             (UNAUDITED)             1997
                                                                             -----------         ------------
UTILITY PLANT:
  Electric plant in service..............................................    $1,542,215           $1,538,572
  Less accumulated depreciation and amortization.........................       206,964              164,283
                                                                             ----------           ----------
    Net plant in service.................................................     1,335,251            1,374,289
  Construction work in progress..........................................        59,105               43,761
  Nuclear fuel; includes fuel in process of $9,210 and
    $9,910, respectively.................................................        92,345               86,609
  Less accumulated amortization..........................................        46,985               40,142
                                                                             ----------           ----------
    Net nuclear fuel.....................................................        45,360               46,467
                                                                             ----------           ----------
      Net utility plant..................................................     1,439,716            1,464,517
                                                                             ----------           ----------

CURRENT ASSETS:
  Cash and temporary investments.........................................       137,185              111,227
  Accounts receivable, principally trade, net of allowance for
    doubtful accounts of $2,370 and $5,124, respectively.................        61,379               58,960
  Inventories, at cost...................................................        27,423               27,130
  Net undercollection of fuel revenues...................................        10,437               13,870
  Prepayments and other..................................................         9,307                6,930
                                                                             ----------           ----------
      Total current assets...............................................       245,731              218,117
                                                                             ----------           ----------

LONG-TERM CONTRACT RECEIVABLE............................................        25,440               27,659
                                                                             ----------           ----------

DEFERRED CHARGES AND OTHER ASSETS:
  Accumulated deferred income taxes, net.................................        30,151               43,208
  Decommissioning trust fund.............................................        42,153               38,438
  Other..................................................................        19,378               20,674
                                                                             ----------           ----------
      Total deferred charges and other assets............................        91,682              102,320
                                                                             ----------           ----------

      TOTAL ASSETS.......................................................    $1,802,569           $1,812,613
                                                                             ==========           ==========

See accompanying notes to financial statements.

                           EL PASO ELECTRIC COMPANY

                     CAPITALIZATION AND LIABILITIES                           JUNE 30,
                  (IN THOUSANDS EXCEPT FOR SHARE DATA)                          1998             DECEMBER 31,
                                                                            (UNAUDITED)              1997
                                                                          ----------------     ----------------

CAPITALIZATION:
  Common stock, stated value $1 per share, 100,000,000 shares authorized, 60,122,377 and 60,060,034 shares issued and
    outstanding; and 149,893 and 196,404 restricted shares,
    respectively........................................................       $   60,272           $   60,256
  Capital in excess of stated value.....................................          241,336              241,222
  Unearned compensation-restricted stock awards.........................             (751)              (1,138)
  Accumulated earnings..................................................           86,547               69,484
  Accumulated other comprehensive income (loss) (unrealized
    gains (losses) on marketable securities), net of tax................              202                 (184)
                                                                               ----------           ----------
      Common stock equity...............................................          387,606              369,640
  Preferred stock, cumulative, no par value, 2,000,000 shares authorized:
      Redemption required-1,283,291 and 1,213,188 shares issued and
        and outstanding, respectively; at liquidation preference........          128,329              121,319
  Long-term debt........................................................          872,258              938,562
  Financing and capital lease obligations...............................           27,702               28,248
                                                                               ----------           ----------
        Total capitalization............................................        1,415,895            1,457,769
                                                                               ----------           ----------

CURRENT LIABILITIES:
  Current maturities of long-term debt and financing and
    capital lease obligations...........................................           63,158               28,463
  Accounts payable, principally trade...................................           19,541               24,957
  Taxes accrued other than federal income taxes.........................           17,012               19,292
  Interest accrued......................................................           20,310               21,172
  Other.................................................................           18,751               17,439
                                                                               ----------           ----------
        Total current liabilities.......................................          138,772              111,323
                                                                               ----------           ----------

DEFERRED CREDITS AND OTHER LIABILITIES:
  Decommissioning.......................................................           97,741               94,917
  Accrued postretirement benefit liability..............................           77,794               75,531
  Accrued pension liability.............................................           33,739               33,909
  Other.................................................................           38,628               39,164
                                                                               ----------           ----------
        Total deferred credits and other liabilities....................          247,902              243,521
                                                                               ----------           ----------

COMMITMENTS AND CONTINGENCIES

        TOTAL CAPITALIZATION AND LIABILITIES............................       $1,802,569           $1,812,613
                                                                               ==========           ==========

See accompanying notes to financial statements.

                            EL PASO ELECTRIC COMPANY
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS EXCEPT FOR SHARE DATA)


                                                                      THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                           JUNE 30,                       JUNE  30,
                                                                 ---------------------------   ---------------------------------
                                                                      1998          1997            1998               1997
                                                                 ------------   ------------   ---------------   ---------------
OPERATING REVENUES:
     Base revenues...............................................$    113,954   $    113,304   $       221,254   $       216,958
     Fuel revenues and economy sales.............................      31,284         29,780            59,770            60,740
     Other.......................................................       1,165          1,191             2,324             2,434
                                                                 ------------   ------------   ---------------   ---------------
                                                                      146,403        144,275           283,348           280,132
                                                                 ------------   ------------   ---------------   ---------------
ENERGY EXPENSES:
     Fuel........................................................      27,630         25,443            53,112            53,909
     Purchased and interchanged power............................       4,644          5,214             7,808             8,000
                                                                 ------------   ------------   ---------------   ---------------
                                                                       32,274         30,657            60,920            61,909
                                                                 ------------   ------------   ---------------   ---------------
OPERATING REVENUES NET OF ENERGY EXPENSES........................     114,129        113,618           222,428           218,223
                                                                 ------------   ------------   ---------------   ---------------
OTHER OPERATING EXPENSES:
     Other operations............................................      31,623         31,189            64,193            62,153
     Maintenance.................................................       8,320          9,410            16,522            18,839
     Depreciation and amortization...............................      22,312         22,098            44,539            44,003
     Taxes other than income taxes...............................      11,156         10,876            22,516            21,950
                                                                 ------------   ------------   ---------------   ---------------
                                                                       73,411         73,573           147,770           146,945
                                                                 ------------   ------------   ---------------   ---------------
OPERATING INCOME.................................................      40,718         40,045            74,658            71,278
                                                                 ------------   ------------   ---------------   ---------------
OTHER INCOME (DEDUCTIONS):
     Investment income...........................................       2,357          1,013             4,992             2,122
     Litigation settlement, net..................................     -                7,500           -                   7,500
     Settlement of bankruptcy professional fees..................         228            725               604               312
     Other, net..................................................        (808)          (570)             (834)             (860)
                                                                 ------------   ------------   ---------------   ---------------
                                                                        1,777          8,668             4,762             9,074
                                                                 ------------   ------------   ---------------   ---------------
INCOME BEFORE INTEREST CHARGES...................................      42,495         48,713            79,420            80,352
                                                                 ------------   ------------   ---------------   ---------------
INTEREST CHARGES (CREDITS):
     Interest on long-term debt..................................      20,359         21,582            40,695            43,807
     Other interest..............................................       1,788          1,766             3,553             3,386
     Interest capitalized and deferred...........................      (1,625)        (1,539)           (3,246)           (2,889)
                                                                 ------------   ------------   ---------------   ---------------
                                                                       20,522         21,809            41,002            44,304
                                                                 ------------   ------------   ---------------   ---------------
INCOME BEFORE INCOME TAXES.......................................      21,973         26,904            38,418            36,048
INCOME TAX EXPENSE...............................................       8,278         10,659            14,208            14,211
                                                                 ------------   ------------   ---------------   ---------------
INCOME BEFORE EXTRAORDINARY LOSS ON
     REPURCHASES OF DEBT.........................................      13,695         16,245            24,210            21,837
EXTRAORDINARY LOSS ON REPURCHASES OF DEBT, NET OF
     FEDERAL INCOME TAX BENEFIT..................................     -                 (427)          -                  (2,671)
                                                                 ----------- -  ------------   -------------- -  ---------------
NET INCOME.......................................................      13,695         15,818            24,210            19,166
PREFERRED STOCK DIVIDEND REQUIREMENTS............................       3,624          3,238             7,147             6,387
                                                                 ------------   ------------   ---------------   ---------------
NET INCOME APPLICABLE TO COMMON STOCK............................$     10,071   $     12,580   $        17,063   $        12,779
                                                                 ============   ============   ===============   ===============

BASIC EARNINGS PER COMMON SHARE:
     Income before extraordinary loss on repurchases of debt.....$      0.167   $      0.216   $         0.284   $         0.257
     Extraordinary loss on repurchases of debt, net of
         federal income tax benefit..............................     -               (0.007)          -                  (0.044)
                                                                 ----------- -  ------------   -------------- -  ---------------
         Net income..............................................$      0.167   $      0.209   $         0.284   $         0.213
                                                                 ============   ============   ===============   ===============
DILUTED EARNINGS PER COMMON SHARE:
     Income before extraordinary loss on repurchases of debt.....$      0.166   $      0.216   $         0.282   $         0.256
     Extraordinary loss on repurchases of debt, net of
         federal income tax benefit..............................     -               (0.007)         -                   (0.044)
                                                                 ----------- -  ------------   -------------- -  ---------------
         Net income..............................................$      0.166   $      0.209   $         0.282   $         0.212
                                                                 ============   ============   ===============   ===============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING.............  60,169,436     60,129,784        60,167,618        60,121,729
                                                                 ============   ============   ===============   ===============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND
     DILUTIVE POTENTIAL COMMON SHARES OUTSTANDING................  60,737,455     60,327,545        60,591,344        60,338,951
                                                                 ============   ============   ===============   ===============

See accompanying notes to financial statements.

                            EL PASO ELECTRIC COMPANY
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS EXCEPT FOR SHARE DATA)


                                                                              TWELVE MONTHS ENDED
                                                                                   JUNE 30,
                                                                        ---------------------------------
                                                                              1998              1997
                                                                        --------------    ---------------
OPERATING REVENUES:
     Base revenues...................................................   $       463,275   $       458,478
     Fuel revenues and economy sales.................................           129,202           126,822
     Other...........................................................             4,777             4,511
                                                                        ---------------   ---------------
                                                                                597,254           589,811
                                                                        ---------------   ---------------
ENERGY EXPENSES:
     Fuel............................................................           112,660           113,968
     Purchased and interchanged power................................            19,938            17,644
                                                                        ---------------   ---------------
                                                                                132,598           131,612
                                                                        ---------------   ---------------
OPERATING REVENUES NET OF ENERGY EXPENSES............................           464,656           458,199
                                                                        ---------------   ---------------
OTHER OPERATING EXPENSES:
     Other operations................................................           133,956           130,699
     Maintenance.....................................................            32,465            38,079
     Depreciation and amortization...................................            89,271            89,406
     Taxes other than income taxes...................................            43,917            40,814
                                                                        ---------------   ---------------
                                                                                299,609           298,998
                                                                        ---------------   ---------------
OPERATING INCOME.....................................................           165,047           159,201
                                                                        ---------------   ---------------
OTHER INCOME (DEDUCTIONS):
     Investment income...............................................             8,965             4,681
     Litigation settlement, net......................................                 -             7,500
     Settlement of bankruptcy professional fees......................               654             2,617
     Gain on sale of investment......................................                 -             3,844
     Other, net......................................................                28            (1,425)
                                                                        ---------------   ---------------
                                                                                  9,647            17,217
                                                                        ---------------   ---------------
INCOME BEFORE INTEREST CHARGES.......................................           174,694           176,418
                                                                        ---------------   ---------------
INTEREST CHARGES (CREDITS):
     Interest on long-term debt......................................            83,005            90,732
     Other interest..................................................             6,367             6,539
     Interest capitalized and deferred...............................            (6,232)           (5,762)
                                                                        ---------------   ---------------
                                                                                 83,140            91,509
                                                                        ---------------   ---------------
INCOME BEFORE INCOME TAXES...........................................            91,554            84,909
INCOME TAX EXPENSE...................................................            34,717            32,342
                                                                        ---------------   ---------------
INCOME BEFORE EXTRAORDINARY LOSS ON
     REPURCHASES OF DEBT.............................................            56,837            52,567
EXTRAORDINARY LOSS ON REPURCHASES OF DEBT, NET OF
     FEDERAL INCOME TAX BENEFIT......................................                 -            (2,671)
                                                                         --------------   ---------------
NET INCOME...........................................................            56,837            49,896
PREFERRED STOCK DIVIDEND REQUIREMENTS................................            13,904            12,426
                                                                        ---------------   ---------------
NET INCOME APPLICABLE TO COMMON STOCK................................   $        42,933   $        37,470
                                                                        ===============   ===============

BASIC EARNINGS PER COMMON SHARE:
     Income before extraordinary loss on repurchases of debt.........   $         0.714   $         0.668
     Extraordinary loss on repurchases of debt, net of
         federal income tax benefit..................................                 -            (0.044)
                                                                        ---------------   ---------------
         Net income..................................................   $         0.714   $         0.624
                                                                        ===============   ===============
DILUTED EARNINGS PER COMMON SHARE:
     Income before extraordinary loss on repurchases of debt.........   $         0.710   $         0.666
     Extraordinary loss on repurchases of debt, net of
         federal income tax benefit..................................                 -            (0.044)
                                                                        ---------------   ---------------
         Net income..................................................   $         0.710   $         0.622
                                                                        ===============   ===============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING.................        60,151,260        60,100,684
                                                                        ===============   ===============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND
     DILUTIVE POTENTIAL COMMON SHARES OUTSTANDING....................        60,456,385        60,238,424
                                                                        ===============   ===============

See accompanying notes to financial statements.

                           EL PASO ELECTRIC COMPANY
                    STATEMENTS OF COMPREHENSIVE OPERATIONS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                  THREE MONTHS ENDED      SIX MONTHS ENDED      TWELVE MONTHS ENDED
                                                       JUNE 30,               JUNE 30,               JUNE 30,
                                                  -------------------    -------------------    -------------------
                                                    1998       1997        1998      1997         1998       1997
                                                  ---------  --------    --------  ---------    ---------  --------
NET INCOME......................................   $13,695    $15,818     $24,210   $19,166       $56,837   $49,896
OTHER COMPREHENSIVE INCOME (LOSS):
 Net unrealized gain (loss) on marketable
   securities, less applicable income tax
   benefit (expense) of $6, $(74), $(207),
   $51, $(35) and $(203), respectively..........       (11)       138         386       (94)           64       377
                                                   -------    -------     -------   -------       -------   -------
COMPREHENSIVE INCOME............................    13,684     15,956      24,596    19,072        56,901    50,273
PREFERRED STOCK DIVIDEND REQUIREMENTS...........     3,624      3,238       7,147     6,387        13,904    12,426
                                                   -------    -------     -------   -------       -------   -------
COMPREHENSIVE INCOME APPLICABLE
 TO COMMON STOCK................................   $10,060    $12,718     $17,449   $12,685       $42,997   $37,847
                                                   =======    =======     =======   =======       =======   =======

See accompanying notes to financial statements.

                           EL PASO ELECTRIC COMPANY
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                              SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                       ------------------------------
                                                                           1998              1997
                                                                       ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income........................................................   $     24,210      $     19,166
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization...................................         56,345            55,336
    Deferred income taxes, net......................................         12,850            13,316
    Other operating activities......................................          2,138             1,215
    Extraordinary loss on repurchases of debt, net of federal
       income tax benefit...........................................              -             2,671
  Change in:
    Accounts receivable.............................................         (2,419)           (1,618)
    Federal income tax receivable...................................              -            17,636
    Litigation settlement receivable, net...........................              -            (7,500)
    Inventories.....................................................           (293)              641
    Net undercollection of fuel revenues............................          3,433            (6,839)
    Prepayments and other...........................................         (2,377)            2,365
    Long-term contract receivable...................................          2,219             1,668
    Accounts payable................................................         (5,416)          (12,156)
    Taxes accrued other than federal income taxes...................         (2,280)           (2,998)
    Interest accrued................................................           (862)           (1,779)
    Other current liabilities.......................................          1,524             1,359
    Deferred charges and credits....................................          4,154             6,382
                                                                       ------------      ------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES.....................         93,226            88,865
                                                                       ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to utility property, plant and equipment................        (21,698)          (27,792)
  Additions to nuclear fuel.........................................         (9,868)          (10,334)
  Investment in decommissioning trust fund..........................         (3,122)           (2,886)
  Other investing activities........................................            (42)              172
                                                                       ------------      ------------
      NET CASH USED FOR INVESTING ACTIVITIES........................        (34,730)          (40,840)
                                                                       ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchases of and payments on long-term debt.....................        (30,582)          (76,130)
  Net (repayments of) proceeds from financing obligations..........         (1,204)              230
  Redemption of capital lease obligations...........................           (683)             (621)
  Other financing activities........................................            (69)                -
                                                                       ------------      ------------
      NET CASH USED FOR FINANCING ACTIVITIES........................        (32,538)          (76,521)
                                                                       ------------      ------------
NET INCREASE (DECREASE) IN CASH AND TEMPORARY INVESTMENTS...........         25,958           (28,496)
CASH AND TEMPORARY INVESTMENTS AT BEGINNING OF PERIOD...............        111,227            68,767
                                                                       ------------      ------------
CASH AND TEMPORARY INVESTMENTS AT END OF PERIOD.....................   $    137,185      $     40,271
                                                                       ============      ============

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

    These condensed financial statements should be read in conjunction with the financial statements and notes thereto in the Annual Report of El Paso Electric Company (the "Company") on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K"). Capitalized terms used in this report and not defined herein have the meaning ascribed for such terms in the 1997 Form 10-K. In the opinion of management of the Company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company at June 30, 1998 and December 31, 1997; the results of operations for the three, six and twelve months ended June 30, 1998 and 1997; and cash flows for the six months ended June 30, 1998 and 1997. The results of operations for the three, six and twelve months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full calendar year.

SUPPLEMENTAL STATEMENTS OF CASH FLOW DISCLOSURES (IN THOUSANDS)

                                                                     SIX MONTHS ENDED JUNE 30,
                                                                ------------------------------------
                                                                    1998                    1997
                                                                ------------            ------------
Cash paid (refunded) for:
   Income taxes, net................................                $ 1,300               $(17,035)
   Interest.........................................                 36,113                 39,781
   Reorganization items-professional
       fees and other...............................                  2,715                  2,370
Non-cash investing and financing activities:
   Issuance of preferred stock for
       pay-in-kind dividend.........................                  7,010                  6,265
   Issuance of restricted shares of
       common stock.................................                    195                    411

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)


RECONCILIATION OF BASIC AND DILUTED EARNINGS PER COMMON SHARE

    The reconciliation of basic and diluted earnings per common share before extraordinary item is presented below:

                                                             THREE MONTHS ENDED JUNE 30,
                                       ------------------------------------------------------------------------
                                                      1998                                 1997
                                       -----------------------------------  -----------------------------------
                                                                     PER                                  PER
                                                                   COMMON                               COMMON
                                           INCOME        SHARES     SHARE       INCOME        SHARES     SHARE
                                       --------------  ----------  -------  --------------  ----------  -------
                                       (IN THOUSANDS)                       (IN THOUSANDS)
Income before extraordinary item.....        $13,695                              $16,245
 Less:  Preferred stock dividends....          3,624                                3,238
                                       -------------                        -------------

Basic earnings per common share:
 Income applicable to common
  stock..............................         10,071   60,169,436   $0.167         13,007   60,129,784   $0.216
                                                                   =======                              =======

Effect of dilutive securities:
 Unvested restricted stock...........             --       29,033                      --       20,014
 Stock options.......................             --      538,986                      --      177,747
                                       -------------   ----------           -------------   ----------

Diluted earnings per common share:
 Income applicable to common
  stock..............................        $10,071   60,737,455   $0.166        $13,007   60,327,545   $0.216
                                       =============   ==========  =======  =============   ==========  =======


                                                              SIX MONTHS ENDED JUNE 30,
                                       ------------------------------------------------------------------------
                                                      1998                                 1997
                                       -----------------------------------  -----------------------------------
                                                                     PER                                  PER
                                                                   COMMON                               COMMON
                                           INCOME        SHARES     SHARE       INCOME        SHARES     SHARE
                                       --------------  ----------  -------  --------------  ----------  -------
                                       (IN THOUSANDS)                       (IN THOUSANDS)
Income before extraordinary item.....        $24,210                              $21,837
 Less:  Preferred stock dividends....          7,147                                6,387
                                       -------------                        -------------

Basic earnings per common share:
 Income applicable to common
  stock..............................         17,063   60,167,618   $0.284         15,450   60,121,729   $0.257
                                                                   =======                              =======

Effect of dilutive securities:
 Unvested restricted stock...........             --       22,734                      --       18,305
 Stock options.......................             --      400,992                      --      198,917
                                       -------------   ----------           -------------   ----------

Diluted earnings per common share:
 Income applicable to common
  stock..............................        $17,063   60,591,344   $0.282        $15,450   60,338,951   $0.256
                                       =============   ==========  =======  =============   ==========  =======

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)


                                                             TWELVE MONTHS ENDED JUNE 30,
                                       ------------------------------------------------------------------------
                                                      1998                                 1997
                                       -----------------------------------  -----------------------------------
                                                                     PER                                  PER
                                                                   COMMON                               COMMON
                                           INCOME        SHARES     SHARE       INCOME        SHARES     SHARE
                                       --------------  ----------  -------  --------------  ----------  -------
                                       (IN THOUSANDS)                       (IN THOUSANDS)
Income before extraordinary item.....        $56,837                              $52,567
 Less:  Preferred stock dividends....         13,904                               12,426
                                       -------------                        -------------

Basic earnings per common share:
 Income applicable to common
  stock..............................         42,933   60,151,260   $0.714         40,141   60,100,684   $0.668
                                                                   =======                              =======

Effect of dilutive securities:
 Unvested restricted stock...........             --       25,305                      --       19,793
 Stock options.......................             --      279,820                      --      117,947
                                       -------------   ----------           -------------   ----------

Diluted earnings per common share:
 Income applicable to common
  stock..............................        $42,933   60,456,385   $0.710        $40,141   60,238,424   $0.666
                                       =============   ==========  =======  =============   ==========  =======


B.  RATE MATTERS

    For a full discussion of the Company's rate matters, see Note B of Notes to Financial Statements in the 1997 Form 10-K.

NEW MEXICO RATE MATTERS

    Pending Rate Case. In October 1996, the New Mexico Commission issued an order in Case No. 2722, requiring the Company to answer certain ratepayer complaints and to file a rate filing package, including cost of service data and supporting testimony. In March 1997, the Company filed with the New Mexico Commission all of the rate filing package data required by the Commission's order. Although the Company's filing demonstrated a revenue deficiency of approximately $8.6 million under current rates, the Company did not request a rate change to recover the deficiency. In April 1998, testimony was filed by the New Mexico Commission staff and intervenors which included recommendations based on (i) traditional original cost ratemaking and (ii) revaluation of the Company's generating assets. These filings recommended rate reductions ranging from 5.2% to 26.0% of base revenues based on various theories. On July 15, 1998, the Company entered into a Stipulation and Settlement Agreement (the "New Mexico Settlement") with certain parties to the rate case, including the New Mexico Commission staff and the New Mexico Attorney General, but not the City of Las Cruces ("Las Cruces"). The New Mexico Settlement provides for: (i) a total jurisdictional base revenue reduction of $5 million, which amount includes a discount for low income residential customers (approximately $0.4 million) and a reduction for two large contract customers (approximately $0.5 million), both of which represent benefits already in place in Texas, leaving a reduction of

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)


approximately $4.1 million which correlates to Texas rates that may be subject to reduction on a proportional basis, as discussed below; (ii) a 30-month moratorium on rate increases or decreases in New Mexico; (iii) the elimination of the need for future fuel reconciliations by incorporating the existing fixed fuel factor into rates, which, depending on future accounting analysis, could result in the Company writing off the book value of unrecovered fuel costs in New Mexico, which amounted to approximately $5.5 million as of June 30, 1998;
(iv) a degree of ratemaking certainty for the future by reducing the net value of certain assets for ratemaking purposes, but with no effect on book values, by approximately $40 million on a New Mexico jurisdictional basis, and supporting the position that the Company is entitled to 100% recovery of such revalued assets; and (v) the ability to enter into long-term rate contracts with commercial and industrial customers in New Mexico. The New Mexico Commission has scheduled a hearing for August 28, 1998 to consider the approval of the New Mexico Settlement. At this time, only Las Cruces has filed an opposition to the New Mexico Settlement. The New Mexico Settlement will become effective on the later of October 1, 1998 or thirty days after approval by the New Mexico Commission. Although the Company cannot be certain the New Mexico Commission will approve the New Mexico Settlement, the Company considers such approval to be likely. The Company has structured the New Mexico Settlement so as to reduce the likelihood of additional rate reductions during the moratorium period. However, in light of the regulatory framework in New Mexico and the movement of the industry toward competition, there can be no assurance that the Company will be able to maintain its rates at their new levels following implementation of the New Mexico Settlement.

TEXAS RATE MATTERS

    The Company's rates for its Texas customers are governed by a rate order entered by the Texas Commission in Docket 12700 (the "Agreed Order") adopting and setting rates consistent with the Rate Stipulation. Under the Agreed Order and Rate Stipulation, the base rates for most customers in Texas were fixed for ten years beginning in August 1995 (the "Freeze Period") at rates that the Texas Commission determined were just and reasonable. Further, the signatories to the Rate Stipulation (other than the General Counsel, the Texas Office of Public Utility Counsel and the State of Texas) agreed not to seek to initiate an inquiry into the reasonableness of the Company's rates during the Freeze Period and to support the Company's entitlement to rates at the freeze level throughout the Freeze Period.

    The Company believes that it has substantial legal arguments that would prevent any attempt by the Texas Commission to reduce the Company's rates in Texas. However, the Company has stated that, to the extent rates are reduced pursuant to the negotiated New Mexico Settlement, it intends to seek proportional decreases in its Texas jurisdiction. The Company has contacted the Texas Commission and the City of El Paso regarding such reductions. Upon approval of the New Mexico Settlement by the New Mexico Commission, the Company will proceed to negotiate and implement lower rates in Texas. While the Company intends to reduce rates proportionately to the New Mexico Settlement, the exact amount of any such reduction cannot be predicted at this time. The amount of proportional Texas revenues that would be subject to reduction represents approximately four times the corresponding New Mexico revenues.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)


FEDERAL REGULATORY MATTERS

    In September 1996, one of the wholesale power marketers that submitted a bid in 1996 to the Comision Federal de Electricidad de Mexico ("CFE") for the supply of power during 1997 to Ciudad Juarez, Mexico, filed a complaint against the Company with the Federal Energy Regulatory Commission ("FERC"). The complaint sought emergency relief and requested the FERC to direct the Company to enter into an agreement to provide firm point-to-point transmission service to the CFE under the Company's open access transmission tariff.

    In April 1998, the FERC issued its order in this proceeding, finding that the Department of Energy has the authority, which has now been delegated to the FERC, to require the Company to provide open access transmission service, upon a finding that so doing would be in the public interest. Accordingly, the FERC has ordered the Company to revise its open access transmission tariff to provide non-discriminatory open access transmission service over the United States portion of the lines connecting the Company's Diablo and Ascarate substations in the United States with the Insurgentes and Riverena substations in Mexico. There are currently no pending transmission requests for cross-border transactions.

C.  COMMITMENTS AND CONTINGENCIES

    For a full discussion of commitments and contingencies, including environmental matters related to the Company, see Note H of Notes to Financial Statements in the 1997 Form 10-K. In addition, see Note C of Notes to Financial Statements in the 1997 Form 10-K for a full discussion of matters related to Palo Verde, including decommissioning and the operation of steam generators.

PALO VERDE LIABILITY AND INSURANCE MATTERS

    The Palo Verde Participants have public liability insurance against nuclear energy hazards up to the full limit of liability under federal law. The insurance consists of $200 million of primary liability insurance provided by commercial insurance carriers, with the balance being provided by an industry-wide retrospective assessment program, pursuant to which industry participants would be required to pay an assessment to cover any loss in excess of $200 million. Following a periodic inflation adjustment by the Nuclear Regulatory Commission ("NRC"), effective August 20, 1998, the maximum assessment per reactor for each nuclear incident will increase to approximately $88.1 million from approximately $79.2 million, subject to an annual limit of $10 million per incident. Based upon the Company's 15.8% interest in Palo Verde, the Company's maximum potential assessment per incident will increase to approximately $41.8 million from approximately $37.6 million for all three units with an annual payment limitation of approximately $4.7 million.

    The Palo Verde Participants maintain "all risk" (including nuclear hazards) insurance for property damage to, and decontamination of, property at Palo Verde in the aggregate amount of $2.7 billion, a

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)


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

LITIGATION WITH LAS CRUCES

    Las Cruces is attempting to replace the Company as the electric service provider to the city by acquiring, through condemnation or a negotiated purchase, the distribution assets and other facilities used to provide electric service to customers in Las Cruces. Sales to customers in Las Cruces represent approximately 8% of the Company's annual operating revenues.

    In April 1995, Las Cruces filed a complaint against the Company in the District Court for Dona Ana County, New Mexico, seeking a declaratory judgment that Las Cruces has a right of eminent domain to condemn the electric distribution system and related facilities owned and operated by the Company within and adjacent to the city limits that provide or assist in the provision of electricity within the municipal boundaries of Las Cruces. In May 1995, the Company removed the case to federal district court in New Mexico. Following a trial on the merits, the Federal Magistrate granted the Company's motion to certify to the New Mexico Supreme Court the question as to whether Las Cruces possesses the authority to condemn the Company's property for use as a municipal utility when that property is already devoted to public use. The New Mexico Supreme Court heard oral arguments in February 1997, but prior to issuing a ruling, the New Mexico State Legislature enacted a bill which purports to give Las Cruces the authority to condemn the Company's distribution system within its city limits and a territory extending five miles beyond the municipal boundary. In February 1998, the New Mexico Supreme Court ruled that the subsequent legislation rendered moot the certified question before the Supreme Court. The Supreme Court also left questions about the validity of the new legislation to be decided in other proceedings. In April 1998, the Federal Magistrate ruled that Las Cruces' existing declaratory judgment action was moot as a result of the new legislation, but did not address any challenge to the new legislation. In May 1998, the Company filed a lawsuit in New Mexico federal district court seeking a declaration that the recent New Mexico legislation purporting to give Las Cruces the authority to condemn the Company's distribution system is unconstitutional and invalid. Las Cruces answered the declaratory judgment action and filed a counterclaim alleging that the Company has been unjustly enriched by its refusal to pay Las Cruces a franchise fee since 1994. The Company has filed a motion to stay the counterclaim since the unjust enrichment issue has been litigated and appealed in another proceeding and a ruling from the federal appellate court on such proceeding is expected soon.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)


    In February 1998, the Company received notice from Las Cruces of its intent to file a condemnation action in New Mexico district court. In accordance with the procedures required by the New Mexico Eminent Domain Code, a panel of three appraisers was appointed to arrive at a fair compensation value for the Company's distribution facilities in question. The appraisers valued the property between $36 million and $60 million . On July 9, 1998, Las Cruces submitted to the Company a proposal by which Las Cruces would pay the Company $36 million for the local distribution facilities if the Company would agree to the resolution of certain other issues. On July 20, 1998, the Company rejected Las Cruces' offer and noted that the Company believes the offer to be deficient under the law. The New Mexico Eminent Domain Code provides that, if Las Cruces' offer is ruled sufficient, Las Cruces would then be allowed to file a condemnation suit in state district court. The Company expects Las Cruces to do so. At this time, the Company cannot predict the outcome of any such suit which may be filed.

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

    The Company has filed a lawsuit in the Dona Ana County District Court and is pursuing a complaint simultaneously before the New Mexico Commission challenging the legality of the sale of the revenue bonds. In addition, the New Mexico Commission is investigating the agreement between SPS and Las Cruces which, under certain circumstances, would grant Las Cruces an option to sell to SPS electric utility assets acquired through condemnation. In August 1996, the Dona Ana County District Court issued an opinion letter stating that Section 3-23-3 of the New Mexico Municipal Code is inapplicable to home rule municipalities and Las Cruces, therefore, was not required to obtain the New Mexico Commission's approval before issuing revenue bonds to acquire utility property. However, the Court did agree with the Company that the revenue bonds, in this case backed by utility revenues, are subject to the same requirements as those imposed on other revenue bonds backed by gross receipts tax revenues. Therefore, if the Court's finding of the applicability of Las Cruces' home rule authority is overturned on appeal, the Company's position that the issuance of the bonds required prior approval could be upheld. The Company filed an appeal with the New Mexico Court of Appeals and Las Cruces requested an expedited ruling from the Court of Appeals. In August 1997, the New Mexico Court of Appeals certified to the New Mexico Supreme Court the issues related to Las Cruces' authority to issue the revenue bonds. Oral argument before the Supreme Court was held in November 1997.

    In July 1996, Las Cruces exercised its right under FERC Order No. 888 to request that the Company calculate Las Cruces' stranded cost obligation should it leave the Company's system and operate its own municipal utility while receiving certain transmission services from the Company. Las Cruces subsequently filed a request at the FERC for a summary determination that Las Cruces

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)


would have no stranded cost obligation to the Company or, in the alternative, that the FERC convene a hearing to establish the amount of any stranded costs. An evidentiary hearing was held before an administrative law judge of the FERC in February 1998 on the issues of (i) whether the Company has met the "reasonable expectation" standard so as to justify recovery of stranded costs from Las Cruces, and (ii) if so, the amount of stranded costs that the Company may recover from Las Cruces. The Company submitted evidence in that proceeding showing it was entitled to recover stranded generation costs from Las Cruces of $101 million. In contrast, the FERC staff recommended that the Company be permitted to recover stranded costs of $31.8 million, and Las Cruces claimed that its stranded cost obligation was in the range of $0 to $17.4 million. On June 25, 1998, the administrative law judge of the FERC issued an Initial Decision recommending that Las Cruces pay to the Company $30.4 million for stranded costs if Las Cruces chose to leave the Company's system as of July 1, 1998. The amount recommended by the administrative law judge would decline over time based on when, if ever, Las Cruces leaves the Company's system. The administrative law judge's Initial Decision is not binding on the FERC. The Company believes the administrative law judge's Initial Decision is inconsistent with the intent and policy of FERC Order No. 888, which establishes the right to full recovery of a utility's stranded generation cost. The Company continues to believe it is entitled to full compensation for the costs it incurred with the expectation of continuing to serve Las Cruces and will contest the administrative law judge's Initial Decision before the FERC and, if necessary, on appeal. See Note B of Notes to Financial Statements in the 1997 Form 10-K for a full discussion of stranded costs.

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

                      Independent Auditors' Review Report
                      -----------------------------------



The Shareholders and the Board of Directors
El Paso Electric Company:

We have reviewed the accompanying condensed balance sheet of El Paso Electric Company as of June 30, 1998, the related condensed statements of operations and comprehensive operations for the three months, six months and twelve months ended June 30, 1998 and 1997, and the related condensed statements of cash flows for the six months ended June 30, 1998 and 1997. These condensed financial statements are the responsibility of the Company's management.

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

                                      /s/ KPMG Peat Marwick LLP



El Paso, Texas
July 24, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The information contained in this Item 2 updates, and should be read in conjunction with, the information set forth in Part II, Item 7 of the Company's 1997 Form 10-K.

   Statements in this document, other than statements of historical information, are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, as well as other oral and written forward-looking statements made by or on behalf of the Company from time to time, including statements contained in the Company's filings with the Securities and Exchange Commission and its reports to shareholders, involve known and unknown risks and other factors which may cause the Company's actual results in future periods to differ materially from those expressed in any forward-looking statements. Any such statement is qualified by reference to the risks and factors discussed below under the headings "Operational Prospects and Challenges" and "Liquidity and Capital Resources" and in the Company's filings with the Securities and Exchange Commission, which are available from the Securities and Exchange Commission or which may be obtained upon request from the Company. The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

                     OPERATIONAL PROSPECTS AND CHALLENGES

   The Rate Stipulation has provided the Company with a stable base of retail revenues in Texas during a period in which the Company has substantially reduced its fixed obligations. The Company has entered into the New Mexico Settlement to achieve a similar level of certainty in its New Mexico rates. As discussed below, the New Mexico Settlement includes a reduction of $5 million, approximately $4.1 million of which correlates to Texas rates that may be subject to reduction on a proportional basis. If the New Mexico Settlement is approved, the Company intends to seek proportional decreases in its Texas jurisdiction, where revenues that would be subject to reduction represent approximately four times the corresponding New Mexico revenues. In return, the Company believes that it will have achieved in both Texas and New Mexico a new period of revenue stability at levels that will permit it to further reduce its debt and other high coupon obligations while preparing for deregulation and competition. During this period, the Company's strategic goals include (i) serving the growing need for electricity within its retail service territory;
(ii) continuing to focus on its strategic location on the border with Mexico;
(iii) enhancing long-term relationships with its largest retail customers; (iv) continuing to reduce operating costs; and (v) developing an energy-related services business.

   The New Mexico Settlement, which was entered into on July 15, 1998 among the Company and all other parties to the pending New Mexico rate case other than Las Cruces, provides for: (i) a total jurisdictional base revenue reduction of $5 million, which amount includes a discount for low income residential customers (approximately $0.4 million) and a reduction for two large contract customers (approximately $0.5 million), both of which represent benefits already in place in Texas, leaving a reduction of approximately $4.1 million which correlates to Texas rates that may be subject to reduction on a proportional basis; (ii) a 30-month moratorium on rate increases or decreases in New Mexico; (iii) the elimination of the need for future fuel reconciliations by incorporating the existing fixed fuel factor into rates, which, depending on future accounting analysis, could result in the Company writing off the book value of unrecovered fuel costs in New Mexico, which amounted to approximately $5.5 million as of June 30, 1998; (iv) a degree of ratemaking certainty for the future by reducing the net value of certain assets for ratemaking purposes, but with no effect on book values, by approximately $40 million on a New Mexico jurisdictional basis, and supporting the position that the Company is entitled to 100% recovery of such revalued assets; and (v) the ability to enter into long-term rate contracts with commercial and industrial customers in New Mexico. The New Mexico Commission has scheduled a hearing for August 28, 1998 to consider the approval of the New Mexico Settlement. At this time, only Las Cruces has filed an opposition to the New Mexico Settlement. The New Mexico Settlement will become effective on the later of October 1, 1998 or thirty days after approval by the New Mexico Commission. Although the Company cannot be certain the New Mexico Commission will approve the New Mexico Settlement, the Company considers such approval to be likely. The Company has structured the New Mexico Settlement so as to reduce the likelihood of additional rate reductions during the moratorium period. However, in light of the regulatory framework in New Mexico and the movement of the industry toward competition, there can be no assurance that the Company will be able to maintain its rates at their new levels following implementation of the New Mexico Settlement.

   The Company faces a number of other challenges which could negatively impact its operations and financial results. The primary challenge is the risk of increased costs, including the risk of additional or unanticipated costs at Palo Verde resulting from (i) increases in operation and maintenance expenses; (ii) the possible replacement of steam generators; (iii) an extended outage of any of the Palo Verde units; (iv) increases in estimates of decommissioning costs; (v) the storage of radioactive materials; and (vi) compliance with the various requirements and regulations governing commercial nuclear generating stations. At the same time, the Company's revenues will also be reduced from current levels as a result of the New Mexico Settlement, if approved, and any related voluntary reductions in Texas rates which may follow. There can be no assurance that the Company's revenues will be sufficient to recover any increased costs, including any such increased costs in connection with Palo Verde or increases in other costs of operation, whether as a result of higher than anticipated levels of inflation, changes in tax laws or regulatory requirements, or other causes.

   Another risk to the Company's operations is the potential loss of customers. The Company's wholesale and large retail customers have, in varying degrees, additional alternate sources of economical power, including co-generation of electric power. For example, a 504 MW combined-cycle generating plant located in Samalayuca, Chihuahua, which is scheduled to be fully operational by the end of 1998, when the Company's current power contract expires, will give the CFE the current capacity to supply electricity to portions of northern Chihuahua, including the geographic area currently served by the Company. If the Company loses a significant portion of its retail customer base or wholesale sales, the Company may not be able to replace such revenues through either the addition of new customers or an increase in rates to remaining customers. The New Mexico State Legislature has passed legislation which gives Las Cruces the apparent legal authority to condemn the Company's distribution system and related assets located within its city limits, and the Company has received notice from Las Cruces of its intent to file an eminent domain proceeding. If Las Cruces succeeds in its efforts, the Company could lose its Las Cruces customer base, which currently represents approximately 8% of annual operating revenues, although the Company would receive "just compensation" as established by the court.

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

   Because of the integrated nature of the Company's business with other utilities and its joint facilities operated by other utilities, the Company is inquiring about and reviewing the activities of the other utilities which comprise the integrated system. In addition, the Company is inquiring about and assessing the activities of its financial institutions and major suppliers and customers to determine their compliance with Year 2000 issues. Given the complex nature of this problem and the potential overlap with systems beyond the Company's control, the Company cannot assure that it will not experience some difficulty relating to the Year 2000 problem.

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

   The Company anticipates that internally generated funds will be sufficient to meet its construction requirements, provide for the retirement of debt and redemption of preferred stock at maturity and enable the Company to meet other contingencies that may exist, such as compliance with environmental regulation, pending litigation and any claims for indemnification. At June 30, 1998, the Company had approximately $137.2 million in cash and cash equivalents. The Company also has a $100 million revolving credit facility, which provides up to $60 million for nuclear fuel purchases and up to $50 million (depending on the amount of borrowings outstanding for nuclear fuel purchases) for working capital needs. At June 30, 1998, approximately $50.8 million had been drawn for nuclear fuel purchases. No amounts have been drawn on this facility for working capital needs.

   The Company has a high debt-to-capitalization ratio and significant debt service obligations. Due to the Rate Stipulation, the New Mexico Settlement and competitive pressures, the Company does not expect to be able to raise its rates in the event of increases in nonfuel costs or loss of revenues. Accordingly, soon after its emergence from bankruptcy, the Company established debt reduction as a high priority in order to gain additional financial flexibility to address the evolving competitive market.

   The Company has significantly reduced its long-term debt following the Reorganization. From June 1, 1996 through June 30, 1998, the Company repurchased approximately $231.3 million of first mortgage bonds as part of an aggressive deleveraging program and has reduced its annual interest expense by approximately $18.0 million. Long-term indebtedness as a percentage of capitalization was reduced from 74% at June 30, 1996 to 64% at June 30, 1998.

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

                             RESULTS OF OPERATIONS

                                                    NET INCOME APPLICABLE                 DILUTED EARNINGS PER
                                                    TO COMMON STOCK BEFORE                COMMON SHARE BEFORE
                                                      EXTRAORDINARY ITEM                   EXTRAORDINARY ITEM
                                                ------------------------------       ------------------------------
                                                     1998            1997                 1998            1997
                                                --------------  --------------       --------------  --------------
                                                        (IN THOUSANDS)
Three Months Ended June 30....................         $10,071         $13,007               $0.166          $0.216
Six Months Ended June 30......................          17,063          15,450                0.282           0.256
Twelve Months Ended June 30...................          42,933          40,141                0.710           0.666

      Operating revenues net of energy expenses increased $0.5 million, $4.2 million and $6.5 million for the three, six and twelve months ended June 30, 1998 compared to the same periods last year, primarily due to increased KWH sales. The twelve-month increase was partially offset by decreased revenue per KWH from the CFE.

      Comparisons of KWH sales and operating revenues are shown below (In thousands):

THREE MONTHS ENDED JUNE 30:                                                                 INCREASE/(DECREASE)
---------------------------                                                              --------------------------
                                                   1998                1997                AMOUNT         PERCENT
                                                   ----                ----              ----------     -----------
Electric KWH Sales:
  Retail Customers........................        1,439,329           1,408,345              30,984         2.2%
  Other Utilities.........................          469,239             498,233             (28,994)       (5.8)
                                                 ----------          ----------          ----------
   Total..................................        1,908,568           1,906,578               1,990         0.1
                                                 ==========          ==========          ==========
Operating Revenues:
  Retail Customers........................       $  121,396          $  120,002          $    1,394         1.2%
  Other Utilities.........................           25,007              24,273                 734         3.0
                                                 ----------          ----------          ----------
   Total..................................       $  146,403          $  144,275          $    2,128         1.5
                                                 ==========          ==========          ==========

SIX MONTHS ENDED JUNE 30:                                                                   INCREASE/(DECREASE)
-------------------------                                                                --------------------------
                                                   1998                1997                AMOUNT         PERCENT
                                                   ----                ----              ----------     -----------
Electric KWH Sales:
  Retail Customers........................        2,765,403           2,680,074              85,329         3.2%
  Other Utilities.........................          928,573             882,989              45,584         5.2
                                                 ----------          ----------          ----------
   Total..................................        3,693,976           3,563,063             130,913         3.7
                                                 ==========          ==========          ==========
Operating Revenues:
  Retail Customers........................       $  232,135          $  233,315          $   (1,180)       (0.5)%
  Other Utilities.........................           51,213              46,817               4,396         9.4
                                                 ----------          ----------          ----------
   Total..................................       $  283,348          $  280,132          $    3,216         1.1
                                                 ==========          ==========          ==========


TWELVE MONTHS ENDED JUNE 30:                                                                INCREASE/(DECREASE)
----------------------------                                                             --------------------------
                                                   1998                1997                AMOUNT         PERCENT
                                                   ----                ----              ----------     -----------
Electric KWH Sales:
  Retail Customers........................        5,869,776           5,635,437             234,339         4.2%
  Other Utilities.........................        1,943,469           1,813,497             129,972         7.2
                                                 ----------          ----------          ----------
   Total..................................        7,813,245           7,448,934             364,311         4.9
                                                 ==========          ==========          ==========
Operating Revenues:
  Retail Customers........................       $  496,688          $  486,344          $   10,344         2.1%
  Other Utilities.........................          100,566             103,467              (2,901)       (2.8)
                                                 ----------          ----------          ----------
   Total..................................       $  597,254          $  589,811          $    7,443         1.3
                                                 ==========          ==========          ==========

       Other operations and maintenance expense decreased $0.7 million for the three months ended June 30, 1998 compared to the same period last year as a result of decreased maintenance expense of $1.1 million partially offset by an increase of $0.4 million in operations expense. The decreased maintenance expense was primarily due to a $1.3 million decrease in maintenance costs at Company-owned generating plants offset in part by a $0.2 million increase in maintenance expense at Palo Verde due to the timing and duration of refueling and maintenance outages. The increased operations expense was primarily due to a $0.8 million increase in professional fees related to regulatory issues offset in part by a $0.4 million decrease in outside services cost.

       Other operations and maintenance expense decreased $0.3 million for the six months ended June 30, 1998 compared to the same period last year as a result of decreased maintenance expense of $2.3 million partially offset by an increase of $2.0 million in operations expense. The decreased maintenance expense was primarily due to a $2.0 million decrease in maintenance costs at Company-owned generating plants and decreased maintenance expense of $0.3 million at Palo Verde due to the timing and duration of refueling and maintenance outages. The increased operations expense was primarily due to (i) a $1.7 million increase in professional fees related to regulatory issues; (ii) the receipt of a damage claim of $0.8 million in 1997 with no comparable amount in 1998; and (iii) an additional accrual for sick leave of $0.7 million. These increases were offset in part by the receipt of wheeling refunds of $0.6 million in 1998 and a $0.4 million decrease in outside services cost.

       Other operations and maintenance expense decreased $2.4 million for the twelve months ended June 30, 1998 compared to the same period last year as a result of decreased maintenance expense of $5.6 million partially offset by an increase of $3.2 million in operations expense. The decreased maintenance expense was primarily due to a $4.7 million decrease in maintenance costs at Company-owned generating plants. The increased operations expense was primarily due to a $3.2 million increase in professional fees related to regulatory issues and a $2.2 million all employee cash bonus in December 1997 offset in part by a $2.4 million decrease in operations expense at Palo Verde.

       Depreciation and amortization expense was essentially unchanged for the three, six and twelve months ended June 30, 1998 compared to the same periods last year.

       Taxes other than income taxes increased $0.3 million, $0.6 million and $3.1 million for the three, six and twelve months ended June 30, 1998, respectively, compared to the same periods last year, primarily due to increases in (i) Texas property taxes resulting from changes in regulatory operating income; (ii) payroll taxes related to the all employee cash bonus in 1997; and
(iii) revenue related state taxes resulting from an increase in income. The increase for the twelve-month period was also due to a 1996 Arizona property tax reduction, resulting from a change of law, which was recorded in the last six months of 1996. The increases for the three and six-month periods were partially offset by a decrease in Arizona property taxes resulting from a 1996 regulatory-basis plant write-down and decreased depreciation.

       Other income decreased $6.9 million, $4.3 million and $7.6 million for the three, six and twelve months ended June 30, 1998, respectively, compared to the same periods last year, primarily due to a favorable litigation settlement in June 1997 of $7.5 million, net of legal fees and expenses, with no comparable amount in the current periods. The twelve-month decrease was also due to a gain on sale of investment of $3.8 million in August 1996. These decreases were partially offset by increased investment income of $1.3 million, $2.9 million and $4.3 million, respectively, due to increased levels of cash.

       Interest charges decreased $1.3 million, $3.3 million and $8.4 million for the three, six and twelve months ended June 30, 1998, respectively, compared to the same periods last year, primarily due to a reduction in outstanding debt as a result of open market purchases of the Company's first mortgage bonds.

       Income tax expense decreased $2.4 million for the three months ended and increased $2.4 million for the twelve months ended June 30, 1998, respectively, compared to the same periods last year, primarily due to changes in pretax income and certain permanent differences. Income tax expense was essentially unchanged for the six months ended June 30, 1998 compared to the same period last year primarily due to changes in pretax income which were offset by permanent differences such as bankruptcy fee settlements and tax exempt income.

       Extraordinary loss on repurchases of debt for the three, six and twelve months ended June 30, 1997 represents the payment of premiums on debt repurchased and the recognition of unamortized issuance expenses on that debt of $0.4 million, $2.7 million and $2.7 million, net of federal income tax benefit of $0.2 million, $1.4 million and $1.4 million, respectively, with no comparable amounts for the same periods in 1998.

       Allowance for doubtful accounts decreased $2.8 million as of June 30, 1998 compared to December 31, 1997 due to the bankruptcy settlement of a large industrial customer and the write-off of the related receivable against a specific allowance that was expensed in 1993.

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company has not engaged in any transactions involving derivative instruments nor any hedging activities in the current or prior years. Accordingly, the implementation of the new accounting standard currently is not expected to have a material effect on the Company's financial statements.

                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     The Company hereby incorporates by reference the information set forth in
Part I of this report under Note D of Notes to Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of shareholders of the Company was held May 29, 1998. The following directors were elected to hold office for a three-year term expiring at the annual meeting of shareholders of the Company to be held in 2001:


                DIRECTOR                    VOTES FOR           VOTES AGAINST
                --------                    ---------           -------------
        Wilson K. Cadman                    58,079,221            84,475
        James A. Cardwell                   58,090,064            73,632
        James W. Cicconi                    57,861,603           302,093
        Patricia Z. Holland-Branch          58,091,106            72,590

     In addition to the individuals set forth above, the following individuals continued as directors following the meeting: George W. Edwards, Jr., Ramiro Guzman, Stephen Wertheimer, Charles A. Yamarone, James W. Harris, Kenneth R. Heitz, Michael K. Parks, Eric B. Siegel and James S. Haines, Jr.

     No other matters were voted on at the annual meeting of shareholders.

ITEM 5.  OTHER MATTERS

     On July 10, 1998, the NRC issued a Notice of Violation and Proposed Imposition of Civil Penalty in the amount of $50,000 regarding a 1993 event at the Palo Verde Nuclear Generating Station. Three violations were cited which were issued as a single Level III Violation by the NRC (on a scale of I to V, with Level I being the most severe).

     Subsequent to an anonymous allegation made to the NRC, it was determined that in March 1993, licensed operators improperly recorded the time for performance of a surveillance test as being several hours before it was actually accomplished. As a result, inaccurate records existed at the station which resulted in the failure to report to the NRC that the surveillance test had not been conducted within the required time frame. The NRC requires that Arizona Public Service Company respond to the Notice of Violation and pay the proposed civil penalty within 30 days. The Company's portion of the penalty will be $7,900.

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



Dated: August 5, 1998

                                  EL PASO ELECTRIC COMPANY

                                     INDEX TO EXHIBITS

   Exhibit
    Number                                        Exhibit
    ------                                        -------
     11         Statement re Computation of Per Share Earnings
     15         Letter re Unaudited Interim Financial Information
     27         Financial Data Schedule (EDGAR filing only)
    +99.01      Form of Stock Option Agreement between the Company and certain directors of the Company.

     + Twelve agreements, substantially identical in all material respects to this Exhibit, have been entered into with Wilson K.
                Cadman; James A. Cardwell; James W. Cicconi; George W. Edwards,
                Jr.; Ramiro Guzman; Kenneth Heitz; James W. Harris; Patricia Z.
                Holland-Branch; Michael K. Parks; Eric B. Siegel; Stephen
                Wertheimer; and Charles Yamarone, directors of the Company.