Form 10-Q
period 1998-09-30
EL PASO ELECTRIC CO /TX/
filed 1998-11-12
CIK 31978

================================================================================

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                         ----------------------------

(MARK ONE)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                                (915) 543-5711
             (Registrant's telephone number, including area code)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.       YES  X      NO
                                                    ---        ---
     INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTIONS 12, 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN
CONFIRMED BY A COURT.                           YES  X      NO
                                                    ---        ---
     AS OF NOVEMBER 6, 1998, THERE WERE 60,270,362 SHARES OF THE COMPANY'S NO PAR VALUE COMMON STOCK OUTSTANDING.

================================================================================

                           EL PASO ELECTRIC COMPANY

                              INDEX TO FORM 10-Q

                                                                        Page No.
                                                                        --------
PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

       Balance Sheets - September 30, 1998 and December 31, 1997......      1

       Statements of Operations - Three Months, Nine Months and
       Twelve Months Ended September 30, 1998 and 1997................      3

       Statements of Comprehensive Operations - Three Months,
       Nine Months and Twelve Months Ended September 30, 1998
       and 1997.......................................................      5

       Statements of Cash Flows - Nine Months Ended
       September 30, 1998 and 1997....................................      6

       Notes to Financial Statements..................................      7

       Independent Auditors' Review Report............................     14

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations....................     15


PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings......................................     24

     Item 6.   Exhibits and Reports on Form 8-K.......................     24

                        PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                           EL PASO ELECTRIC COMPANY

                                BALANCE SHEETS


                                 ASSETS                                         SEPTEMBER 30,
                             (IN THOUSANDS)                                         1998              DECEMBER 31,
                                                                                 (UNAUDITED)              1997
                                                                                -------------         ------------
UTILITY PLANT:
  Electric plant in service..............................................          $1,547,969           $1,538,572
  Less accumulated depreciation and amortization.........................             226,121              164,283
                                                                                   ----------           ----------
    Net plant in service.................................................           1,321,848            1,374,289
  Construction work in progress..........................................              61,681               43,761
  Nuclear fuel; includes fuel in process of $2,072 and
    $9,910, respectively.................................................              95,117               86,609
  Less accumulated amortization..........................................              52,590               40,142
                                                                                   ----------           ----------
    Net nuclear fuel.....................................................              42,527               46,467
                                                                                   ----------           ----------
      Net utility plant..................................................           1,426,056            1,464,517
                                                                                   ----------           ----------

CURRENT ASSETS:
  Cash and temporary investments.........................................             195,825              111,227
  Accounts receivable, principally trade, net of allowance for
    doubtful accounts of $1,730 and $5,124, respectively.................              70,226               58,960
  Inventories, at cost...................................................              27,368               27,130
  Net undercollection of fuel revenues...................................               1,416               13,870
  Prepayments and other..................................................              13,193                6,930
                                                                                   ----------           ----------
      Total current assets...............................................             308,028              218,117
                                                                                   ----------           ----------

LONG-TERM CONTRACT RECEIVABLE............................................              24,300               27,659
                                                                                   ----------           ----------

DEFERRED CHARGES AND OTHER ASSETS:
  Accumulated deferred income taxes, net.................................              16,289               43,208
  Decommissioning trust fund.............................................              41,858               38,438
  Other..................................................................              18,653               20,674
                                                                                   ----------           ----------
      Total deferred charges and other assets............................              76,800              102,320
                                                                                   ----------           ----------

      TOTAL ASSETS.......................................................          $1,835,184           $1,812,613
                                                                                   ==========           ==========

See accompanying notes to financial statements.

                           EL PASO ELECTRIC COMPANY

                     CAPITALIZATION AND LIABILITIES                            SEPTEMBER 30,
                  (IN THOUSANDS EXCEPT FOR SHARE DATA)                             1998              DECEMBER 31,
                                                                                (UNAUDITED)              1997
                                                                               -------------         ------------
CAPITALIZATION:
  Common stock, stated value $1 per share, 100,000,000 shares authorized, 60,122,377 and 60,060,034 shares issued and
    outstanding; and 149,893 and 196,404 restricted shares,
    respectively........................................................          $   60,272           $   60,256
  Capital in excess of stated value.....................................             241,336              241,222
  Unearned compensation--restricted stock awards........................                (675)              (1,138)
  Retained earnings.....................................................             108,869               69,484
  Accumulated other comprehensive loss (unrealized
    losses on marketable securities), net of tax........................              (1,308)                (184)
                                                                                  ----------           ----------
      Common stock equity...............................................             408,494              369,640
  Preferred stock, cumulative, no par value, 2,000,000 shares authorized:
      Redemption required--1,319,848 and 1,213,188 shares issued
        and outstanding, respectively; at liquidation preference........             131,985              121,319
  Long-term debt........................................................             872,235              938,562
  Financing and capital lease obligations...............................              24,110               28,248
                                                                                  ----------           ----------
        Total capitalization............................................           1,436,824            1,457,769
                                                                                  ----------           ----------

CURRENT LIABILITIES:
  Current maturities of long-term debt and financing and
    capital lease obligations...........................................              63,303               28,463
  Accounts payable, principally trade...................................              21,290               24,957
  Taxes accrued other than federal income taxes.........................              23,316               19,292
  Interest accrued......................................................              19,928               21,172
  Other.................................................................              20,267               17,439
                                                                                  ----------           ----------
        Total current liabilities.......................................             148,104              111,323
                                                                                  ----------           ----------

DEFERRED CREDITS AND OTHER LIABILITIES:
  Decommissioning.......................................................              99,177               94,917
  Accrued postretirement benefit liability..............................              78,771               75,531
  Accrued pension liability.............................................              33,618               33,909
  Other.................................................................              38,690               39,164
                                                                                  ----------           ----------
        Total deferred credits and other liabilities....................             250,256              243,521
                                                                                  ----------           ----------

COMMITMENTS AND CONTINGENCIES

        TOTAL CAPITALIZATION AND LIABILITIES............................          $1,835,184           $1,812,613
                                                                                  ==========           ==========

See accompanying notes to financial statements.

                           EL PASO ELECTRIC COMPANY
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS EXCEPT FOR SHARE DATA)

                                                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                       SEPTEMBER 30,               SEPTEMBER 30,
                                                                 -------------------------   -------------------------
                                                                    1998          1997          1998          1997
                                                                 -----------   -----------   -----------   -----------
OPERATING REVENUES:
  Base revenues................................................  $   136,238   $   133,005   $   357,492   $   349,963
  Fuel revenues and economy sales..............................       39,283        35,845        99,053        96,585
  Other........................................................        1,372         1,290         3,696         3,724
                                                                 -----------   -----------   -----------   -----------
                                                                     176,893       170,140       460,241       450,272
                                                                 -----------   -----------   -----------   -----------
ENERGY EXPENSES:
  Fuel.........................................................       30,739        28,459        83,851        82,368
  Purchased and interchanged power.............................        7,765         8,921        15,573        16,921
                                                                 -----------   -----------   -----------   -----------
                                                                      38,504        37,380        99,424        99,289
                                                                 -----------   -----------   -----------   -----------
OPERATING REVENUES NET OF ENERGY EXPENSES......................      138,389       132,760       360,817       350,983
                                                                 -----------   -----------   -----------   -----------
OTHER OPERATING EXPENSES:
  Other operations.............................................       30,604        34,452        94,797        96,605
  Maintenance..................................................        8,307         5,680        24,829        24,519
  New Mexico settlement charge.................................        6,272          --           6,272          --
  Depreciation and amortization................................       22,681        22,283        67,220        66,286
  Taxes other than income taxes................................       11,675        11,166        34,191        33,116
                                                                 -----------   -----------   -----------   -----------
                                                                      79,539        73,581       227,309       220,526
                                                                 -----------   -----------   -----------   -----------
OPERATING INCOME...............................................       58,850        59,179       133,508       130,457
                                                                 -----------   -----------   -----------   -----------
OTHER INCOME (DEDUCTIONS):
  Investment income............................................        3,335         1,576         8,327         3,698
  Litigation settlement, net...................................         --            --            --           7,500
  Settlement of bankruptcy professional fees...................          548          (256)        1,152            56
  Other, net...................................................         (410)           17        (1,244)         (842)
                                                                 -----------   -----------   -----------   -----------
                                                                       3,473         1,337         8,235        10,412
                                                                 -----------   -----------   -----------   -----------
INCOME BEFORE INTEREST CHARGES.................................       62,323        60,516       141,743       140,869
                                                                 -----------   -----------   -----------   -----------
INTEREST CHARGES (CREDITS):
  Interest on long-term debt...................................       20,185        21,141        60,880        64,949
  Other interest...............................................        1,816         1,714         5,369         5,100
  Interest capitalized and deferred............................       (1,625)       (1,449)       (4,871)       (4,339)
                                                                 -----------   -----------   -----------   -----------
                                                                      20,376        21,406        61,378        65,710
                                                                 -----------   -----------   -----------   -----------
INCOME BEFORE INCOME TAXES.....................................       41,947        39,110        80,365        75,159
INCOME TAX EXPENSE.............................................       15,898        15,122        30,106        29,333
                                                                 -----------   -----------   -----------   -----------
INCOME BEFORE EXTRAORDINARY LOSS ON
  REPURCHASES OF DEBT..........................................       26,049        23,988        50,259        45,826
EXTRAORDINARY LOSS ON REPURCHASES OF DEBT, NET OF
  FEDERAL INCOME TAX BENEFIT...................................         --             (69)         --          (2,741)
                                                                 -----------   -----------   -----------   -----------
NET INCOME.....................................................       26,049        23,919        50,259        43,085
PREFERRED STOCK DIVIDEND REQUIREMENTS..........................        3,727         3,331        10,874         9,718
                                                                 -----------   -----------   -----------   -----------
NET INCOME APPLICABLE TO COMMON STOCK..........................  $    22,322   $    20,588   $    39,385   $    33,367
                                                                 ===========   ===========   ===========   ===========

BASIC EARNINGS PER COMMON SHARE:
  Income before extraordinary loss on repurchases of debt......  $     0.371   $     0.343   $     0.655   $     0.601
  Extraordinary loss on repurchases of debt, net of
     federal income tax benefit................................         --          (0.001)         --          (0.046)
                                                                 -----------   -----------   -----------   -----------
     Net income................................................  $     0.371   $     0.342   $     0.655   $     0.555
                                                                 ===========   ===========   ===========   ===========
DILUTED EARNINGS PER COMMON SHARE:
  Income before extraordinary loss on repurchases of debt......  $     0.368   $     0.343   $     0.650   $     0.599
  Extraordinary loss on repurchases of debt, net of
     federal income tax benefit................................         --          (0.001)         --          (0.045)
                                                                 -----------   -----------   -----------   -----------
     Net income................................................  $     0.368   $     0.342   $     0.650   $     0.554
                                                                 ===========   ===========   ===========   ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING...........   60,168,841    60,129,784    60,168,030    60,124,444
                                                                 ===========   ===========   ===========   ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND
  DILUTIVE POTENTIAL COMMON SHARES OUTSTANDING.................   60,652,472    60,287,952    60,611,724    60,321,981
                                                                 ===========   ===========   ===========   ===========

See accompanying notes to financial statements.

                           EL PASO ELECTRIC COMPANY
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS EXCEPT FOR SHARE DATA)

                                                                                    TWELVE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                             ---------------------------------
                                                                                 1998                 1997
                                                                             ------------         ------------
OPERATING REVENUES:
  Base revenues.....................................................         $   466,508          $   459,527
  Fuel revenues and economy sales...................................             132,640              129,023
  Other.............................................................               4,859                4,744
                                                                             -----------          -----------
                                                                                 604,007              593,294
                                                                             -----------          -----------
ENERGY EXPENSES:
  Fuel..............................................................             114,940              112,374
  Purchased and interchanged power..................................              18,782               21,239
                                                                             -----------          -----------
                                                                                 133,722              133,613
                                                                             -----------          -----------
OPERATING REVENUES NET OF ENERGY EXPENSES...........................             470,285              459,681
                                                                             -----------          -----------
OTHER OPERATING EXPENSES:
  Other operations..................................................             130,108              132,857
  Maintenance.......................................................              35,092               34,938
  New Mexico settlement charge......................................               6,272                   --
  Depreciation and amortization.....................................              89,669               89,105
  Taxes other than income taxes.....................................              44,426               42,365
                                                                             -----------          -----------
                                                                                 305,567              299,265
                                                                             -----------          -----------
OPERATING INCOME....................................................             164,718              160,416
                                                                             -----------          -----------
OTHER INCOME (DEDUCTIONS):
  Investment income.................................................              10,724                5,011
  Litigation settlement, net........................................                  --                7,500
  Settlement of bankruptcy professional fees........................               1,514                2,361
  Other, net........................................................                (296)              (1,074)
                                                                             -----------          -----------
                                                                                  11,942               13,798
                                                                             -----------          -----------
INCOME BEFORE INTEREST CHARGES......................................             176,660              174,214
                                                                             -----------          -----------
INTEREST CHARGES (CREDITS):
  Interest on long-term debt........................................              82,048               87,644
  Other interest....................................................               6,469                6,446
  Interest capitalized and deferred.................................              (6,407)              (5,809)
                                                                             -----------          -----------
                                                                                  82,110               88,281
                                                                             -----------          -----------
INCOME BEFORE INCOME TAXES..........................................              94,550               85,933
INCOME TAX EXPENSE..................................................              35,549               32,147
                                                                             -----------          -----------
INCOME BEFORE EXTRAORDINARY LOSS ON
  REPURCHASES OF DEBT...............................................              59,001               53,786
EXTRAORDINARY LOSS ON REPURCHASES OF DEBT, NET OF
  FEDERAL INCOME TAX BENEFIT........................................                 (34)              (2,741)
                                                                             -----------          -----------
NET INCOME..........................................................              58,967               51,045
PREFERRED STOCK DIVIDEND REQUIREMENTS...............................              14,300               12,780
                                                                             -----------          -----------
NET INCOME APPLICABLE TO COMMON STOCK...............................         $    44,667          $    38,265
                                                                             ===========          ===========

BASIC EARNINGS PER COMMON SHARE:
  Income before extraordinary loss on repurchases of debt...........         $     0.743          $     0.682
  Extraordinary loss on repurchases of debt, net of
     federal income tax benefit.....................................              (0.001)              (0.046)
                                                                             -----------          -----------
     Net income.....................................................         $     0.742          $     0.636
                                                                             ===========          ===========
DILUTED EARNINGS PER COMMON SHARE:
  Income before extraordinary loss on repurchases of debt...........         $     0.739          $     0.680
  Extraordinary loss on repurchases of debt, net of
     federal income tax benefit.....................................              (0.001)              (0.045)
                                                                             -----------          -----------
     Net income.....................................................         $     0.738          $     0.635
                                                                             ===========          ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING................          60,161,105           60,113,236
                                                                             ===========          ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND
  DILUTIVE POTENTIAL COMMON SHARES OUTSTANDING......................          60,547,595           60,276,170
                                                                             ===========          ===========

See accompanying notes to financial statements.

                           EL PASO ELECTRIC COMPANY
                    STATEMENTS OF COMPREHENSIVE OPERATIONS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                   THREE MONTHS ENDED    NINE MONTHS ENDED    TWELVE MONTHS ENDED
                                                     SEPTEMBER 30,         SEPTEMBER 30,         SEPTEMBER 30,
                                                  --------------------  --------------------  --------------------
                                                    1998       1997       1998       1997        1998       1997
                                                  ---------  ---------  ---------  ---------  ----------  --------

NET INCOME......................................   $26,049    $23,919    $50,259    $43,085     $58,967    $51,045
OTHER COMPREHENSIVE INCOME (LOSS):
 Net unrealized gain (loss) on marketable
   securities, less applicable income tax
   benefit (expense) of $813, $11, $606,
   $62, $768 and $(84), respectively............    (1,510)       (21)    (1,124)      (115)     (1,425)       155
                                                   -------    -------    -------    -------     -------    -------
COMPREHENSIVE INCOME............................    24,539     23,898     49,135     42,970      57,542     51,200
PREFERRED STOCK DIVIDEND REQUIREMENTS...........     3,727      3,331     10,874      9,718      14,300     12,780
                                                   -------    -------    -------    -------     -------    -------
COMPREHENSIVE INCOME APPLICABLE
 TO COMMON STOCK................................   $20,812    $20,567    $38,261    $33,252     $43,242    $38,420
                                                   =======    =======    =======    =======     =======    =======

See accompanying notes to financial statements.

                           EL PASO ELECTRIC COMPANY
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                                 NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                         ----------------------------------
                                                                            1998                    1997
                                                                         ----------              ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income........................................................     $   50,259              $   43,085
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization...................................         85,033                  83,271
    Deferred income taxes, net......................................         27,525                  27,305
    New Mexico settlement charge....................................          6,272                      --
    Other operating activities......................................          2,987                   1,781
    Extraordinary loss on repurchases of debt, net of federal
       income tax benefit...........................................             --                   2,741
  Change in:
    Accounts receivable.............................................        (11,266)                 (8,670)
    Federal income tax receivable...................................             --                  17,635
    Inventories.....................................................           (238)                    703
    Net undercollection of fuel revenues............................          6,182                  (9,552)
    Prepayments and other...........................................         (6,263)                 (2,205)
    Long-term contract receivable...................................          3,359                   2,525
    Accounts payable................................................         (3,667)                 (9,492)
    Taxes accrued other than federal income taxes...................          4,024                   3,344
    Interest accrued................................................         (1,244)                 (2,973)
    Other current liabilities.......................................          2,972                   1,782
    Deferred charges and credits....................................          6,488                   6,867
                                                                         ----------              ----------
      NET CASH PROVIDED BY OPERATING ACTIVITIES.....................        172,423                 158,147
                                                                         ----------              ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to utility property, plant and equipment................        (33,753)                (36,306)
  Additions to nuclear fuel.........................................        (12,641)                (17,560)
  Investment in decommissioning trust fund..........................         (5,151)                 (4,497)
  Other investing activities........................................           (270)                     19
                                                                         ----------              ----------
      NET CASH USED FOR INVESTING ACTIVITIES........................        (51,815)                (58,344)
                                                                         ----------              ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchases of and payments on long-term debt.....................        (30,604)                (81,228)
  Net (repayments of ) proceeds from financing obligations..........         (3,866)                  1,649
  Redemption of capital lease obligations...........................         (1,469)                 (1,374)
  Other financing activities........................................            (71)                     (5)
                                                                         ----------              ----------
      NET CASH USED FOR FINANCING ACTIVITIES........................        (36,010)                (80,958)
                                                                         ----------              ----------
NET INCREASE IN CASH AND TEMPORARY INVESTMENTS......................         84,598                  18,845

CASH AND TEMPORARY INVESTMENTS AT BEGINNING OF PERIOD...............        111,227                  68,767
                                                                         ----------              ----------
CASH AND TEMPORARY INVESTMENTS AT END OF PERIOD.....................     $  195,825              $   87,612
                                                                         ==========              ==========

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

     These condensed financial statements should be read in conjunction with the financial statements and notes thereto in the Annual Report of El Paso Electric Company (the "Company") on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K"). Capitalized terms used in this report and not defined herein have the meaning ascribed for such terms in the 1997 Form 10-K. In the opinion of management of the Company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company at September 30, 1998 and December 31, 1997; the results of operations for the three, nine and twelve months ended September 30, 1998 and 1997; and cash flows for the nine months ended September 30, 1998 and 1997. The results of operations for the three, nine and twelve months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full calendar year.

SUPPLEMENTAL STATEMENTS OF CASH FLOW DISCLOSURES (IN THOUSANDS)

                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                 -------------------------------
                                                   1998                    1997
                                                 --------               --------
Cash paid (refunded) for:
   Income taxes, net...........................  $  1,400               $(16,035)
   Interest....................................    53,933                 59,229
   Reorganization items--professional
       fees and other..........................     4,280                  2,469

Non-cash investing and financing activities:
   Issuance of preferred stock for
       pay-in-kind dividend....................    10,666                  9,533
   Issuance of restricted shares of
       common stock............................       195                    411

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

RECONCILIATION OF BASIC AND DILUTED EARNINGS PER COMMON SHARE

     The reconciliation of basic and diluted earnings per common share before extraordinary item is presented below:

                                                             THREE MONTHS ENDED SEPTEMBER 30,
                                        --------------------------------------------------------------------------
                                                       1998                                   1997
                                        -----------------------------------    -----------------------------------
                                                                      PER                                    PER
                                                                    COMMON                                 COMMON
                                            INCOME        SHARES     SHARE         INCOME        SHARES     SHARE
                                        --------------  ----------  -------    --------------  ----------  -------
                                        (IN THOUSANDS)                         (IN THOUSANDS)
Income before extraordinary item......        $26,049                                $23,988
 Less:  Preferred stock dividends.....          3,727                                  3,331
                                              -------                                -------

Basic earnings per common share:
 Income applicable to common
  stock...............................         22,322   60,168,841   $0.371           20,657   60,129,784   $0.343
                                                                     ======                                 ======

Effect of dilutive securities:
 Unvested restricted stock............             --       25,726                        --       23,717
 Stock options........................             --      457,905                        --      134,451
                                              -------   ----------                   -------   ----------

Diluted earnings per common share:
 Income applicable to common
  stock...............................        $22,322   60,652,472   $0.368          $20,657   60,287,952   $0.343
                                              =======   ==========   ======          =======   ==========   ======


                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                        --------------------------------------------------------------------------
                                                       1998                                   1997
                                        -----------------------------------    -----------------------------------
                                                                      PER                                    PER
                                                                    COMMON                                 COMMON
                                            INCOME        SHARES     SHARE         INCOME        SHARES     SHARE
                                        --------------  ----------  -------    --------------  ----------  -------
                                        (IN THOUSANDS)                         (IN THOUSANDS)
Income before extraordinary item......        $50,259                                $45,826
 Less:  Preferred stock dividends.....         10,874                                  9,718
                                              -------                                -------

Basic earnings per common share:
 Income applicable to common
  stock...............................         39,385   60,168,030   $0.655           36,108   60,124,444   $0.601
                                                                     ======                                 ======

Effect of dilutive securities:
 Unvested restricted stock............             --       23,731                        --       20,109
 Stock options........................             --      419,963                        --      177,428
                                              -------   ----------                   -------   ----------

Diluted earnings per common share:
 Income applicable to common
  stock...............................        $39,385   60,611,724   $0.650          $36,108   60,321,981   $0.599
                                              =======   ==========   ======          =======   ==========   ======

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

                                                            TWELVE MONTHS ENDED SEPTEMBER 30,
                                        --------------------------------------------------------------------------
                                                        1998                                  1997
                                        -----------------------------------    -----------------------------------
                                                                      PER                                    PER
                                                                    COMMON                                 COMMON
                                            INCOME        SHARES     SHARE         INCOME        SHARES     SHARE
                                        --------------  ----------  -------    --------------  ----------  -------
                                        (IN THOUSANDS)                         (IN THOUSANDS)
Income before extraordinary item......        $59,001                                $53,786
 Less:  Preferred stock dividends.....         14,300                                 12,780
                                              -------                                -------

Basic earnings per common share:
 Income applicable to common
  stock...............................         44,701   60,161,105   $0.743           41,006   60,113,236   $0.682
                                                                     ======                                 ======

Effect of dilutive securities:
 Unvested restricted stock............             --       25,807                        --       20,411
 Stock options........................             --      360,683                        --      142,523
                                              -------   ----------                   -------   ----------

Diluted earnings per common share:
 Income applicable to common
  stock...............................        $44,701   60,547,595   $0.739          $41,006   60,276,170   $0.680
                                              =======   ==========   ======          =======   ==========   ======


B. RATE MATTERS

   For a full discussion of the Company's rate matters, see Note B of Notes to Financial Statements in the 1997 Form 10-K.

NEW MEXICO RATE MATTERS

   Rate Case Settlement. On July 15, 1998, the Company entered into a Stipulation and Settlement Agreement (the "New Mexico Settlement") with certain parties to its pending New Mexico rate case, including the New Mexico Commission staff and the New Mexico Attorney General, but not the City of Las Cruces ("Las Cruces"). Following a hearing on the New Mexico Settlement, and after considering Las Cruces' opposition, the New Mexico Commission issued an order adopting (with some modification) the New Mexico Settlement on September 24, 1998 (the "Case 2722 Order"). The Commission's modifications were related to the ability of a commission to bind future commissions. The Company believes that, under applicable law, the findings of a commission with respect to issues of fact are binding in future proceedings. The Case 2722 Order provides for:
(i) a total jurisdictional base revenue reduction of $4.6 million; (ii) a 30-month moratorium on rate increases or decreases in New Mexico; (iii) the elimination of the need for future fuel reconciliations in New Mexico by incorporating the existing fixed fuel factor into rates; (iv) an increased degree of ratemaking certainty for the future achieved by an agreement among the signatories reducing the net value of certain assets by approximately $40 million on a New Mexico jurisdictional basis for ratemaking purposes (but with no effect on book values), while establishing the signatories' agreement that the Company is entitled to 100% recovery of such revalued assets; and (v) the ability to enter into long-term rate contracts with commercial and industrial customers in New Mexico. The Case 2722 Order became nonappealable

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

and effective on October 26, 1998. Additionally, as a result of the Case 2722 Order, the Company will contribute, pursuant to the New Mexico Settlement, $0.4 million annually ($1.0 million over the term of the moratorium period) to a social services agency in Dona Ana County providing assistance to low-income individuals. Although the New Mexico Settlement was structured to allow recovery of previously underrecovered fuel balances, the Case 2722 Order adopting the New Mexico Settlement does not support the recognition of this asset in the Company's financial statements under existing accounting standards. The Company wrote off the book value of undercollected fuel revenues in its New Mexico jurisdiction as of September 30, 1998, which amounted to $3.8 million, net of tax, although the Company believes that, based on current estimates of future fuel prices and operating costs, it will recover 100% of these amounts. The Company negotiated the New Mexico Settlement so as to substantially reduce the likelihood of additional rate reductions during the moratorium period. However, in light of the regulatory framework in New Mexico and the movement toward competition, there can be no assurance that the Company will be able to maintain its rates at the new levels.

TEXAS RATE MATTERS

   The Company's rates for its Texas customers are governed by a rate order entered by the Texas Commission in Docket 12700 (the "Agreed Order") adopting and setting rates consistent with the Rate Stipulation. Under the Agreed Order and Rate Stipulation, the base rates for most customers in Texas were fixed for a ten-year period, which began in August 1995 (the "Freeze Period"), at rates that the Texas Commission determined were just and reasonable. Further, the signatories to the Rate Stipulation (other than the General Counsel, the Texas Office of Public Utility Counsel and the State of Texas) agreed not to initiate an inquiry into the reasonableness of the Company's rates during the Freeze Period and to support the Company's entitlement to rates at the freeze level throughout the Freeze Period.

   The Company believes that it has substantial legal arguments that would prevent any attempt to reduce the Company's rates in Texas. However, the Company intends to voluntarily seek rate decreases in its Texas service territory similar to the reductions negotiated and implemented in New Mexico. The Company has contacted the Texas Commission staff and the City of El Paso regarding such rate reductions in Texas. While the Company believes Texas rate reductions of approximately $15 million would be comparable to the New Mexico reductions, the Company has not reached an agreement with the City of El Paso, the Texas Commission staff or any other party, so the actual amount of any reduction is not known at this time.

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

   In May 1998, the Company filed a lawsuit in New Mexico federal district court seeking a declaration that recent New Mexico legislation purporting to give Las Cruces the authority to condemn the Company's distribution system within its city limits and a territory extending five miles beyond the municipal boundary is unconstitutional and invalid. Las Cruces answered the declaratory judgment action and filed a counterclaim alleging that the Company has been unjustly enriched by its refusal to pay Las Cruces a franchise fee since 1994. The Company filed a motion to stay the counterclaim since the unjust enrichment issue has been litigated and appealed in another proceeding and a ruling from the federal appellate court on such proceeding is expected soon. The court denied the Company's motion, and the parties are conducting discovery.

   In February 1998, the Company received notice from Las Cruces of its intent to file a condemnation action in New Mexico district court. In accordance with the procedures required by the New Mexico Eminent Domain Code, a panel of three appraisers was appointed to arrive at a fair compensation value for the Company's distribution facilities in question. The appraisers valued the property between $36 million and $60 million. On July 9, 1998, Las Cruces submitted to the Company an offer to pay the Company $36 million for the local distribution facilities if the Company would agree to the resolution of certain other issues. On July 20, 1998, the Company rejected Las Cruces' offer, which the Company believed did not satisfy the New Mexico Eminent Domain Code requirement that the offer not be less than the appraisal prepared by the Las Cruces appraiser. The Company expects Las Cruces to file a condemnation suit in state district court. At this time, the Company cannot predict the outcome of any such suit which may be filed.

   Las Cruces has taken several actions to position itself to acquire portions of the Company's distribution system and certain related facilities. Las Cruces sold approximately $73 million in revenue bonds in October 1995 to provide funding to finance the acquisition, by condemnation or negotiated purchase, of the Company's electrical distribution assets within and adjacent to the Las Cruces city limits. The Company has challenged the legality of the sale of the revenue bonds. Oral argument before the New Mexico Supreme Court on issues related to Las Cruces' authority to issue the revenue bonds was held in November 1997 and the parties are awaiting a ruling on the matter.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

   In July 1996, Las Cruces exercised its right under FERC Order No. 888 to request that the Company calculate Las Cruces' stranded cost obligation should it leave the Company's system and operate its own municipal utility while receiving certain transmission services from the Company. Las Cruces subsequently filed a request at the FERC for a summary determination that Las Cruces would have no stranded cost obligation to the Company or, in the alternative, that the FERC convene a hearing to establish the amount of any stranded costs. An evidentiary hearing was held before an administrative law judge of the FERC in February 1998 on the issues of (i) whether the Company has met the "reasonable expectation" standard so as to justify recovery of stranded costs from Las Cruces, and (ii) if so, the amount of stranded costs that the Company may recover from Las Cruces. The Company submitted evidence in that proceeding showing that it was entitled to recover stranded generation costs from Las Cruces of $101 million. In contrast, the FERC staff recommended that the Company be permitted to recover stranded costs of $31.8 million, and Las Cruces claimed that its stranded cost obligation was in the range of $0 to $17.4 million. In June 1998, an administrative law judge of the FERC issued an Initial Decision recommending that Las Cruces pay to the Company $30.4 million for stranded costs if Las Cruces chose to leave the Company's system as of July 1, 1998. The amount recommended by the administrative law judge would decline over time based on when, if ever, Las Cruces leaves the Company's system, and would be reduced to zero if Las Cruces leaves the Company's system after December 31, 2002. The administrative law judge's Initial Decision is not binding on the FERC. The Company believes the administrative law judge's Initial Decision is inconsistent with the intent and policy of FERC Order No. 888, which establishes the right to full recovery of a utility's stranded generation cost. The Company continues to believe it is entitled to full compensation for the costs it incurred with the expectation of continuing to serve Las Cruces. The Company has sought review of the administrative law judge's Initial Decision by the FERC and, if necessary, will contest any final FERC decision on appeal. See Note B of Notes to Financial Statements in the 1997 Form 10-K for a full discussion of stranded costs.

   In 1996, the Company filed its open access transmission tariffs (the "Open Access Case") in compliance with FERC Order No. 888. The Company reached a settlement with the various parties, including Las Cruces, regarding the rates for transmission service and ancillary services under such tariffs. However, the settlement, which was filed with the FERC in March 1997 and approved by the FERC with a minor modification in June 1998, reserved for litigation issues related to the criteria by which the Company will determine the amount of transmission capacity that is available for use by third parties desiring to use its transmission system, including the availability of firm transmission service over the single circuit transmission and back-to-back direct current terminal (the "Eddy County Tie") connecting the Company to Southwestern Public Service Company ("SPS"). An evidentiary hearing on the reserved issues was held before an administrative law judge of the FERC in January 1998. That hearing also encompassed consideration of whether the Company should be required to offer back-up generation service to transmission customers using the Eddy County Tie for firm transmission service. In an Initial Decision issued August 26, 1998, the administrative law judge ruled that the method used by the Company to evaluate transmission service requests was reasonable and consistent with FERC policies, and that the Company is not required by FERC Order No. 888 to provide back-up generation services. Based on conditions that existed in the Company's electric system in 1997, the effect of the

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

administrative law judge's ruling was that the Company had no firm import capacity available on its transmission system for use by third-party transmission customers. However, the administrative law judge noted that material changes to the Company's system, such as the loss of load from Las Cruces or Comision Federal de Electricidad de Mexico, the national electric utility of Mexico ("CFE"), would necessitate a recalculation of transmission availability. This Initial Decision is subject to review by the FERC.

   In April 1998, SPS filed a complaint against the Company in which it asked the FERC to order the Company to provide transmission and back-up generation services that would be needed for the delivery of electricity from SPS to a Las Cruces municipal electric system. In a September 1998 order in that proceeding, the FERC directed the Company to evaluate SPS' transmission service request within 30 days after issuance of a FERC decision in the Open Access Case. The FERC further noted that if it is determined at the conclusion of proceedings in the Open Access Case that no available transmission capacity exists on the Eddy County Tie, SPS' complaint will be considered to have been denied.

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

LITIGATION WITH DEPARTMENT OF ENERGY

   The Nuclear Waste Act of 1982, as amended in 1987 (the "Waste Act"), requires the Department of Energy ("DOE") to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by all domestic power reactors. Under the Waste Act, DOE was to develop the facilities necessary for the storage and disposal of spent nuclear fuel and to have the first such facility in operation by 1998. That facility was to be a permanent repository, but DOE has announced that such a repository now cannot be completed before 2010. In July 1996, the United States Court of Appeals for District of Columbia Circuit (D.C. Circuit) ruled that DOE has an obligation to start disposing of spent nuclear fuel no later than January 31, 1998. On July 24, 1998, Arizona Public Service Company filed, on behalf of all Palo Verde Participants, a Petition for Review with the D.C. Circuit regarding DOE's failure to comply with its obligation to begin accepting spent nuclear fuel. At this time, the Company cannot predict the outcome of pending litigation against DOE on behalf of the Palo Verde Participants.

                      Independent Auditors' Review Report
                      -----------------------------------

The Board of Directors and Shareholders
El Paso Electric Company:

We have reviewed the accompanying condensed balance sheet of El Paso Electric Company as of September 30, 1998, the related condensed statements of operations and comprehensive operations for the three months, nine months and twelve months ended September 30, 1998 and 1997, and the related condensed statements of cash flows for the nine months ended September 30, 1998 and 1997. These condensed financial statements are the responsibility of the Company's management.

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



El Paso, Texas
October 16, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The information contained in this Item 2 updates, and should be read in conjunction with, the information set forth in Part II, Item 7 of the Company's 1997 Form 10-K.

   Statements in this document, other than statements of historical information, are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, as well as other oral and written forward-looking statements made by or on behalf of the Company from time to time, including statements contained in the Company's filings with the Securities and Exchange Commission and its reports to shareholders, involve known and unknown risks and other factors which may cause the Company's actual results in future periods to differ materially from those expressed in any forward-looking statements. Any such statement is qualified by reference to the risks and factors discussed below under the headings "Operational Prospects and Challenges," "Liquidity and Capital Resources" and "Year 2000 Preparedness," as well as in the Company's filings with the Securities and Exchange Commission, which are available from the Securities and Exchange Commission or which may be obtained upon request from the Company. The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

                     OPERATIONAL PROSPECTS AND CHALLENGES

   The Rate Stipulation has provided the Company with a stable base of retail revenues in Texas during a period in which the Company has substantially reduced its fixed obligations. The Case 2722 Order provides a similar level of certainty in the Company's New Mexico rates. As discussed below, the Case 2722 Order includes a reduction of $4.6 million, exclusive of the Company's annual $0.4 million contribution for low-income assistance in New Mexico. The Company has contacted the Texas Commission staff and the City of El Paso regarding similar rate reductions in Texas. While the Company believes Texas rate reductions of approximately $15 million would be comparable to the New Mexico reductions, the Company has not reached an agreement with the City of El Paso, the Texas Commission staff or any other party, so the actual amount of any reduction is not known at this time. In return for the reductions, the Company believes that it will have achieved in both Texas and New Mexico a new period of revenue stability at levels that will permit it to further reduce its debt and redeem its preferred stock while continuing to address issues raised by industry restructuring and competition. During this period, the Company's strategic goals include: (i) serving the growing need for electricity within its retail service territory; (ii) continuing to focus on its strategic location on the border with Mexico; (iii) enhancing long-term relationships with its largest retail customers; (iv) continuing to reduce operating costs; and (v) developing an energy-related services business.

   The Case 2722 Order provides for: (i) a total jurisdictional base revenue reduction of $4.6 million; (ii) a 30-month moratorium on rate increases or decreases in New Mexico; (iii) the elimination of the need for future fuel reconciliations in New Mexico by incorporating the existing fixed fuel factor into rates; (iv) an increased degree of ratemaking certainty for the future achieved by an agreement among the signatories reducing the net value of certain assets by approximately $40 million on a New Mexico jurisdictional basis for ratemaking purposes (but with no effect on book values), while establishing the signatories' agreement that the Company is entitled to 100% recovery of such revalued assets; and (v) the ability to enter into long-term rate contracts with commercial and industrial customers in New Mexico. The Case 2722 Order became nonappealable and effective on October 26, 1998. Additionally, as a result of the Case 2722 Order, the Company will contribute, pursuant to the New Mexico Settlement, $0.4 million annually ($1.0 million over the term of the moratorium period) to a social services agency in Dona Ana County providing assistance to low-income individuals. Although the New Mexico Settlement was structured to allow recovery of previously underrecovered fuel balances, the Case 2722 Order adopting the New Mexico Settlement does not support the recognition of this asset in the Company's financial statements under existing accounting standards. The Company wrote off the book value of undercollected fuel revenues in its New Mexico jurisdiction as of September 30, 1998, which amounted to $3.8 million, net of tax, although the Company believes that, based on current estimates of future fuel prices and operating costs, it will recover 100% of these amounts. The Company negotiated the New Mexico Settlement so as to substantially reduce the likelihood of additional rate reductions during the moratorium period. However, in light of the regulatory framework in New Mexico and the movement toward competition, there can be no assurance that the Company will be able to maintain its rates at the new levels.

   The Company faces a number of other challenges which could negatively impact its operations and financial results. The primary challenge is the risk of increased costs, including the risk of additional or unanticipated costs at Palo Verde resulting from (i) increases in operation and maintenance expenses; (ii) the possible replacement of steam generators; (iii) an extended outage of any of the Palo Verde units; (iv) increases in estimates of decommissioning costs; (v) the storage of radioactive materials; and (vi) compliance with the various requirements and regulations governing commercial nuclear generating stations. At the same time, the Company's revenues, which will be reduced from current levels as a result of the New Mexico Settlement and any related voluntary reductions in Texas rates, are effectively capped by the Rate Stipulation and the Case 2722 Order. There can be no assurance that the Company's revenues will be sufficient to recover any increased costs, including any such increased costs in connection with Palo Verde or increases in other costs of operation, whether as a result of higher than anticipated levels of inflation, changes in tax laws or regulatory requirements, or other causes.

   Another risk to the Company's operations is the potential loss of customers. The Company's wholesale and large retail customers have, in varying degrees, additional alternate sources of economical power, including co-generation of electric power. For example, a 504 MW combined-cycle generating plant located in Samalayuca, Chihuahua, Mexico, which is scheduled to be fully operational by the end of 1998 when the Company's current power contract expires, will give CFE the current capacity to supply electricity to portions of northern Chihuahua, including the geographic area currently served by the Company. In addition, the New Mexico State Legislature has passed legislation which gives Las Cruces the apparent legal authority to condemn the Company's distribution system and related assets located within its city limits, and the Company has received notice from Las Cruces of its intent to file an eminent domain proceeding. If Las Cruces succeeds in its efforts, the Company could lose its Las Cruces customer base, which currently represents approximately 8% of annual operating revenues, although the Company would receive "just compensation" as established by the court. If the Company loses a significant portion of its retail customer base or wholesale sales, the Company may not be able to replace such revenues through either the addition of new customers or an increase in rates to remaining customers.

   In recent years, the United States has closed a large number of military bases and there can be no assurance that Holloman Air Force Base ("Holloman"), White Sands Missile Range ("White Sands") or the United States Army Air Defense Center at Fort Bliss ("Ft. Bliss") will not be closed in the future or that the Company will not lose all or some of its military base sales. The Company's sales to the military bases represent approximately 3% of annual operating revenues. The Company signed a contract with Ft. Bliss in August 1996, under which Ft. Bliss will take service from the Company through 1999, with the right thereafter to continue service on a year-to-year basis for two years. The Company has a contract to provide retail electric service to Holloman for a ten-year term which began in December 1995. In August 1996, the Army advised the Company that White Sands would continue to purchase retail electric service from the Company pursuant to the existing retail service contract for an indefinite period. The Army will provide the Company written notice of termination of such contract not less than one year in advance of the termination date.

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

                        LIQUIDITY AND CAPITAL RESOURCES

   The Company's principal liquidity requirements through the end of the decade are expected to consist of interest and principal payments on the Company's indebtedness, payment of dividends on and redemption of preferred stock, and capital expenditures related to the Company's generating facilities and transmission and distribution systems. The Company expects that cash flows from operations will be sufficient for such purposes.

   Long-term capital requirements of the Company will consist primarily of construction of electric utility plant and the payment of interest on and retirement of debt. The Company has no current plans to construct any new generating capacity through at least 2004. Utility construction expenditures will consist primarily of expanding and updating the transmission and distribution systems and the cost of betterments and improvements to Palo Verde and other generating facilities.

   The Company anticipates that internally generated funds will be sufficient to meet its construction requirements, provide for the retirement of debt and redemption of preferred stock and enable the Company to meet other contingencies that may exist, such as compliance with environmental regulation, pending litigation, any claims for indemnification and Year 2000 remediation. At September 30, 1998, the Company had approximately $195.8 million in cash and cash equivalents. The Company also has a $100 million revolving credit facility, which provides up to $60 million for nuclear fuel purchases and up to $50 million (depending on the amount of borrowings outstanding for nuclear fuel purchases) for working capital needs. At September 30, 1998, approximately $48.2 million had been drawn for nuclear fuel purchases. No amounts have been drawn on this facility for working capital needs.

   The Company has a high debt-to-capitalization ratio and significant debt service obligations. Due to the Rate Stipulation, the Case 2722 Order and competitive pressures, the Company does not expect to be able to raise its rates in the event of increases in nonfuel costs, increases in fuel costs in New Mexico or loss of revenues. Accordingly, debt reduction is a high priority for the Company in order to gain additional financial flexibility to address the evolving competitive market.

   The Company has significantly reduced its long-term debt following its emergence from bankruptcy in 1996. From June 1, 1996 through September 30, 1998, the Company repurchased approximately $231.3 million of first mortgage bonds as part of an aggressive deleveraging program and has reduced its annual interest expense by approximately $18.0 million. Long-term indebtedness as a percentage of capitalization was reduced from 74% at June 30, 1996 to 62% at September 30, 1998.

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

   The degree to which the Company is leveraged could have important consequences on the Company's liquidity, including the following: (i) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate or other purposes could be limited in the future; (ii) a substantial portion of the Company's cash flow from operations will be dedicated to the payment of principal and interest on its indebtedness and, if appropriate, the early redemption of its Series A Preferred Stock; and (iii) the Company's substantial leverage may place the Company at a competitive disadvantage by limiting its financial flexibility to respond to the demands of the competitive market and make it more vulnerable to adverse economic or business changes.

                             RESULTS OF OPERATIONS

                                                   NET INCOME APPLICABLE      DILUTED EARNINGS PER
                                                   TO COMMON STOCK BEFORE     COMMON SHARE BEFORE
                                                     EXTRAORDINARY ITEM        EXTRAORDINARY ITEM
                                                  -----------------------   -----------------------
                                                    1998            1997      1998            1997
                                                  -------         -------   -------         -------
                                                       (IN THOUSANDS)

Three Months Ended September 30...............    $22,322         $20,657    $0.368          $0.343
Nine Months Ended September 30................     39,385          36,108     0.650           0.599
Twelve Months Ended September 30..............     44,701          41,006     0.739           0.680

   Operating revenues net of energy expenses increased $5.6 million, $9.8 million and $10.6 million for the three, nine and twelve months ended September 30, 1998, respectively, compared to the same periods last year, primarily due to increased kWh sales to retail customers and increased fuel margins of $2.3 million for the three and nine-month periods and $3.5 million for the twelve-month period. The increased fuel margins were due to increased economy sales at higher margins.

   Comparisons of kWh sales and operating revenues are shown below (In thousands):

THREE MONTHS ENDED SEPTEMBER 30:                                                        INCREASE/(DECREASE)
--------------------------------                                                        -------------------
                                                    1998                1997             AMOUNT     PERCENT
                                                 ----------          ----------         -------     -------
Electric kWh Sales:
  Retail Customers........................        1,792,907           1,716,978          75,929       4.4%
  Other Utilities.........................          508,318             594,433         (86,115)    (14.5)
                                                 ----------          ----------         -------
   Total..................................        2,301,225           2,311,411         (10,186)     (0.4)
                                                 ==========          ==========         =======

Operating Revenues:
  Retail Customers........................       $  150,139          $  144,141         $ 5,998       4.2%
  Other Utilities.........................           26,754              25,999             755       2.9
                                                 ----------          ----------         -------
   Total..................................       $  176,893          $  170,140         $ 6,753       4.0
                                                 ==========          ==========         =======

NINE MONTHS ENDED SEPTEMBER 30:                                                         INCREASE/(DECREASE)
-------------------------------                                                         -------------------
                                                    1998                1997             AMOUNT     PERCENT
                                                 ----------          ----------         -------     -------
Electric kWh Sales:
  Retail Customers........................        4,558,310           4,397,052         161,258       3.7%
  Other Utilities.........................        1,436,891           1,477,422         (40,531)     (2.7)
                                                 ----------          ----------         -------
   Total..................................        5,995,201           5,874,474         120,727       2.1
                                                 ==========          ==========         =======

Operating Revenues:
  Retail Customers........................       $  382,274          $  377,456         $ 4,818       1.3%
  Other Utilities.........................           77,967              72,816           5,151       7.1
                                                 ----------          ----------         -------
   Total..................................       $  460,241          $  450,272         $ 9,969       2.2
                                                 ==========          ==========         =======

TWELVE MONTHS ENDED SEPTEMBER 30:                                                       INCREASE/(DECREASE)
---------------------------------                                                       -------------------
                                                    1998                1997             AMOUNT     PERCENT
                                                 ----------          ----------         -------     -------
Electric kWh Sales:
  Retail Customers........................        5,945,705           5,718,239         227,466       4.0%
  Other Utilities.........................        1,857,354           1,904,832         (47,478)     (2.5)
                                                 ----------          ----------         -------
   Total..................................        7,803,059           7,623,071         179,988       2.4
                                                 ==========          ==========         =======

Operating Revenues:
  Retail Customers........................       $  502,686          $  492,800         $ 9,886       2.0%
  Other Utilities.........................          101,321             100,494             827       0.8
                                                 ----------          ----------         -------
   Total..................................       $  604,007          $  593,294         $10,713       1.8
                                                 ==========          ==========         =======

   Other operations and maintenance expense decreased $1.2 million for the three months ended September 30, 1998 compared to the same period last year as a result of decreased operations expense of $3.8 million partially offset by an increase of $2.6 million in maintenance expense. The decreased operations expense was primarily due to (i) decreased outside services costs of $1.9 million; (ii) decreased property insurance expense of $0.9 million; (iii) the receipt of $0.8 million due to the bankruptcy settlement of a large industrial customer; and (iv) decreased pension and benefit expense of $0.7 million. These decreases were partially offset by a $1.2 million increase in professional fees related to regulatory issues. The increase in maintenance expense was primarily due to $1.3 million in insurance settlements received in 1997 with no comparable amount in 1998 and increased maintenance expense of $0.5 million at Palo Verde due to the timing and duration of refueling and maintenance outages.

   Other operations and maintenance expense decreased $1.5 million for the nine months ended September 30, 1998 compared to the same period last year as a result of decreased operations expense of $1.8 million partially offset by an increase of $0.3 million in maintenance expense. The decreased operations expense was primarily due to (i) a $2.3 million decrease in outside services costs; (ii) decreased workers' compensation and executive liability insurance expenses of $1.2 million; and (iii) the receipt of $1.1 million due to the bankruptcy settlements of two large industrial customers. These decreases were partially offset by a $3.0 million increase in professional fees related to regulatory issues. The increase in maintenance expense was primarily due to $1.3 million in insurance settlements received in 1997 with no comparable amount in 1998. This increase was partially offset by decreased maintenance expense at Company-owned generating plants.

   Other operations and maintenance expense decreased $2.6 million for the twelve months ended September 30, 1998 compared to the same period last year as a result of decreased operations expense of $2.8 million partially offset by increased maintenance expense of $0.2 million. The decreased operations expense was primarily due to (i) a $3.5 million decrease in operations expense at Palo Verde; (ii) a $3.2 million decrease in outside services costs; (iii) the receipt of $2.1 million due to the bankruptcy settlements of two large industrial customers; and (iv) decreased workers' compensation and executive liability insurance expenses of $1.6 million. These decreases were partially offset by a $4.5 million increase in professional fees related to regulatory issues and a $2.2 million all employee cash bonus in December 1997. The increased maintenance expense was primarily due to (i) $1.3 million in insurance settlements received in 1997 with no comparable amount in 1998; (ii) increased maintenance expense of $0.8 million at Palo Verde due to the timing and duration of refueling and maintenance outages; and (iii) increased maintenance expense of $0.4 million on transmission and distribution facilities. This increase was partially offset by decreased maintenance expense at Company-owned generating plants.

   The New Mexico Settlement charge for the three, nine and twelve months ended September 30, 1998 represents the write-off of the book value of undercollected fuel revenues in the Company's New Mexico jurisdiction.

   Depreciation and amortization expense was essentially unchanged for the three, nine and twelve months ended September 30, 1998 compared to the same periods last year.

   Taxes other than income taxes increased $0.5 million, $1.1 million and $2.1 million for the three, nine and twelve months ended September 30, 1998, respectively, compared to the same periods last year, primarily due to increases in revenue related taxes and an increase in franchise taxes resulting from refunds in August 1997 with no comparable amount in 1998. These increases were partially offset by a decrease in Arizona property taxes resulting from a decrease in the assessment ratio in 1998.

   Other income increased $2.1 million for the three months ended September 30, 1998 compared to the same period last year, primarily due to increased investment income of $1.8 million as a result of the investment of higher levels of cash. Other income decreased $2.2 million and $1.9 million for the nine and twelve months ended September 30, 1998, respectively, compared to the same periods in the last year, primarily due to a favorable litigation settlement in June 1997 of $7.5 million, net of legal fees and expenses, with no comparable amount in the current periods. These decreases were partially offset by increased investment income of $4.6 million and $5.7 million, respectively, due to the investment of higher levels of cash.

   Interest charges decreased $1.0 million, $4.3 million and $6.2 million for the three, nine and twelve months ended September 30, 1998, respectively, compared to the same periods last year, primarily due to a reduction in outstanding debt as a result of open market purchases of the Company's first mortgage bonds.

   Income tax expense was essentially unchanged for the three and nine months ended September 30, 1998 compared to the same periods last year, primarily due to increases in pretax income which were offset by permanent differences such as bankruptcy fee settlements and tax exempt income. Income tax expense increased $3.4 million for the twelve months ended September 30, 1998 compared to the same period last year, primarily due to changes in pretax income and certain permanent differences.

   Extraordinary loss on repurchases of debt for the nine and twelve months ended September 30, 1997 represents the payment of premiums on debt repurchased and the recognition of unamortized issuance expenses on that debt of $2.7 million, net of federal income tax benefit of $1.4 million, respectively, with no comparable amounts for the same periods in 1998.

   Allowance for doubtful accounts decreased $3.4 million as of September 30, 1998 compared to December 31, 1997 due to the bankruptcy settlements of two large industrial customers and the write-off of the related receivables against a specific allowance that was expensed in prior years.

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company has not engaged in any transactions involving derivative instruments or hedging activities in the current or prior years. Accordingly, the implementation of the new accounting standard currently is not expected to have a material effect on the Company's financial statements.

                            YEAR 2000 PREPAREDNESS

   The Company faces the same concerns as most other companies that use computers relating to the Year 2000 problem. The problem is that many computer programs use only the last two digits to refer to a year. Consequently, these programs do not recognize a year that begins with "20" instead of the familiar "19." Applications that are date sensitive may not properly calculate information or may not function. Problems may arise in information technology ("IT") systems, including those which allow the Company to operate generation, transmission and distribution facilities, manage customer billing accounts, process payroll for employees, and conduct all of the other functions needed to operate the Company's business, as well as non-IT systems that contain date and time functions. Affected non-IT systems containing embedded chips that are date sensitive can include electric meters, security systems, substation generators,
communication systems and many other devices.   Identifying which of these
systems are essential for the Company to operate is a significant step, and these systems are designated as "Mission Critical."

   The Company began working on the Year 2000 computer concern during the last quarter of 1996 with a program consisting of four major phases: inventory, assessment, remediation and testing for Year 2000 compliance. In this context, compliance means that the system or device in question will continue to function after December 31, 1999 in the way in which it was designed. Most systems can proceed through the various phases independently so that the Company need not entirely complete one phase before beginning the next.

   The Company started the inventory phase for its IT systems in October 1996 and is nearing 100% completion. The inventory phase for non-IT systems is substantially complete, having been initiated in February 1998. After the initial inventory phase has been completed, the Company will continue to update the information as appropriate, such as when the Company purchases new software or hardware.

   The Company has completed the majority of the assessment phase regarding IT systems. Assessment of non-IT systems has begun, but has been completed for only a few systems. The Company expects the assessment phase for IT systems to be substantially completed by the end of 1998, and for non-IT systems, early in 1999. However, as the Company purchases new software and other products in 1999, additional vendor representations must be obtained and assessments completed.

   The third phase of the Year 2000 program is remediation. While the Company is employing remediation procedures generally accepted as standard, there are no guarantees such efforts will be entirely successful. At this point, the Company believes it has completed remediation on approximately half of the IT systems requiring remediation, including at least half of the Mission Critical systems. The Company has recently begun remediating some non-IT systems even though the non-IT assessment phase is not yet complete. Although there can be no assurance that future events will not cause delays in the process, at this time the Company expects to have completed the remediation phase for nearly all of the Mission Critical IT and non-IT systems by March 31, 1999.

   The Company will continue to test for Year 2000 compliance throughout 1999. With respect to IT systems, the Company estimates that nearly half of the testing which will be done before January 1, 2000 has been completed. Testing for non-IT systems has recently begun, but has not yet been completed on a significant number of such systems. While the Company intends to test 100% of its IT systems, it intends to utilize representative sample testing with respect to some non-IT systems. The Company may also rely on vendor representations and reports of tests conducted by other parties with respect to certain non-IT systems. Although there can be no assurance that future events will not cause delays in the process, at this time the Company expects to have completed testing on the majority of the Mission Critical IT and non-IT systems by March 31, 1999.

   Because of the integrated nature of the Company's business with other utilities and its joint facilities operated by other utilities, the Company is inquiring about and reviewing the activities of the other utilities that comprise the integrated system. In addition, the Company is inquiring about and assessing the activities of its financial institutions and major suppliers and customers to determine their readiness for Year 2000 issues. The successful operation of the operators of Palo Verde and other facilities from which the Company receives energy, water companies, gas suppliers and other suppliers will be critical to the Company's ability to limit the impact of any Year 2000
problem which may arise.   Given the complex nature of this problem and the
potential overlap with systems beyond the Company's control, the Company cannot assure that it will not experience some outages or operational failures relating to the Year 2000 problem.

   The Company expects to retain the services of an independent consulting firm to review the Company's Year 2000 program, assess the remediation and testing procedures and advise the Company on the best way to proceed in the time remaining before January 1, 2000. This consulting firm is expected to provide the Company with a report on the Year 2000 program during the fourth quarter of 1998, the cost of which will not be substantial.

   The Company expects that the historical and estimated costs of its Year 2000 program, which includes all costs of assessment, remediation and testing as well as the costs of modifying and replacing software and hiring consultants, will be significant but will not be material in relation to the Company's financial position or the Company's results of operations or cash flows in any future reporting period. The Company will expense such costs as incurred. At this time, the Company's expenses on the Year 2000 program have been minimal since the inventory and assessment phases basically involved only internal labor costs and most of the remediation completed to date has consisted of internally revising computer programs and capital outlays for purchases of new software and computer systems already scheduled for replacement. Future expenses may include costs for the early replacement of computers and other systems on an accelerated schedule to meet the Year 2000 deadline. Nonetheless, the vast majority of total costs of the Year 2000 program will be internal labor costs.

   Failure by the Company to meet the challenges of the Year 2000 problem can result in serious problems. A malfunction in a system affecting the generation, transmission or distribution of energy to the Company's customers, whether caused by a problem with one of the Company's IT or non-IT systems or a system operated by a third party, could result in a disruption of service. The severity and cost of the problem would depend on numerous factors, including the scope and duration of any such disruption. If the disruption is severe enough, the Company's operations and financial condition could be adversely affected, the extent of which cannot be predicted.

   There are no guarantees that all vendor representations obtained by the Company will prove to be entirely accurate and that the testing and remediation procedures employed by the Company will identify and correct 100% of the potential problems associated with the Year 2000 problem. Because there is a chance that on January 1, 2000 there will be some system failures in the utility industry and otherwise, the Company is also working on contingency plans. Utilities have always had to plan for unexpected outages at their facilities (resulting from storms and other natural disasters), and these pre-existing plans form the core of the Company's contingency plan. Operators at the Company's generating facilities already know how to respond if there is a complete loss of power and generators must be brought back into operation manually. Similar procedures, including plans for dealing with an even wider array of difficulties resulting from the simultaneous failures of the systems of many of the Company's suppliers, government agencies, etc., are being developed based on the Company's basic contingency model. The complete contingency plan is not yet fully developed and the Company will continue to work on such plan throughout 1998 and 1999.

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



Dated: November 12, 1998

                           EL PASO ELECTRIC COMPANY

                               INDEX TO EXHIBITS

   Exhibit
    Number                        Exhibit
   -------                        -------

      11        Statement re Computation of Per Share Earnings

      15        Letter re Unaudited Interim Financial Information

      27        Financial Data Schedule (EDGAR filing only)