Form 10-K405
period 1998-12-31
EL PASO ELECTRIC CO /TX/
filed 1999-03-31
CIK 31978

================================================================================

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549
                               ----------------

(Mark One)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 1998

                                      OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ____ to ____

Commission file number 0-296

                           El Paso Electric Company
            (Exact name of registrant as specified in its charter)

                            TEXAS                                           74-0607870
(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer Identification No.)


  KAYSER CENTER, 100 NORTH STANTON, EL PASO, TEXAS                   79901
     (Address of principal executive offices)                      (Zip Code)

      Registrant's telephone number, including area code:  (915) 543-5711

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

      Title of each class              Name of each exchange on which registered
      -------------------              -----------------------------------------
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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    As of March 16, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was $439,496,557.

    As of March 16, 1999, there were outstanding 60,405,083 shares of common stock, no par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive Proxy Statement for the 1999 annual meeting of its shareholders are incorporated by reference into Part III of this report.

================================================================================

                                  DEFINITIONS

     The following abbreviations, acronyms or defined terms used in this report are defined below:

           Abbreviations,
     Acronyms or Defined Terms                                   Terms
     -------------------------                                   -----
Agreed Order.......................     Agreed Order of the Texas Commission entered August
                                         30, 1995 implementing certain provisions of the
                                         Texas Rate Stipulation
ANPP Participation Agreement.......     Arizona Nuclear Power Project Participation
                                         Agreement dated August 23, 1973, as amended
APS................................     Arizona Public Service Company
Bankruptcy Case....................     The case commenced January 8, 1992 by El Paso
                                         Electric Company in the United States Bankruptcy
                                         Court for the Western District of Texas, Austin
                                         Division, as Case No. 92-10148-FM
CFE................................     Comision Federal de Electricidad de Mexico, the
                                         national electric utility of Mexico
Common Plant or Common Facilities..     Facilities at or related to Palo Verde that
                                         are common to all three Palo Verde Units
Company............................     El Paso Electric Company
DOE................................     United States Department of Energy
Effective Date.....................     February 12, 1996, the date the Reorganization
                                         became effective
FERC...............................     Federal Energy Regulatory Commission
Four Corners.......................     Four Corners Generating Station
Freeze Period......................     Ten-year period beginning August 2, 1995, during
                                         which base rates for most Texas retail customers
                                         are expected to remain frozen pursuant to the Texas
                                         Rate Stipulation
IID................................     Imperial Irrigation District, an irrigation district
                                        in Southern California
kV.................................     Kilovolt(s)
kW.................................     Kilowatt(s)
kWh................................     Kilowatt-hour(s)
MW.................................     Megawatt(s)
MWh................................     Megawatt-hour(s)
New Mexico Commission..............     New Mexico Public Utility Commission or its
                                         successor, New Mexico Public Regulation Commission
New Mexico Settlement..............     Stipulation and Settlement Agreement dated as of
                                         July 15, 1998, between the Company, the New Mexico
                                         Attorney General, the New Mexico Commission staff
                                         and most other parties to the Company's rate
                                         proceedings, excluding the City of Las Cruces,
                                         before the New Mexico Commission providing for a
                                         30-month moratorium on rate increases or decreases
                                         and other matters
NRC................................     Nuclear Regulatory Commission
OPC................................     Texas Office of Public Utility Counsel
Palo Verde.........................     Palo Verde Nuclear Generating Station
Palo Verde Leases..................     Leases and other documents entered into in
                                         connection with a series of sale and leaseback
                                         transactions in 1986 and 1987 involving a portion
                                         of the Company's interest in Palo Verde
Palo Verde Participants............     Those utilities who share in power and energy
                                         entitlements, and bear certain allocated costs,
                                         with respect to Palo Verde pursuant to the ANPP
                                         Participation Agreement
Plan...............................     The Company's Fourth Amended Plan of Reorganization
                                         dated November 7, 1995, pursuant to which the
                                         Company emerged from bankruptcy on the Effective
                                         Date
PNM................................     Public Service Company of New Mexico
Predecessor Company................     The Company prior to the Reorganization
Reorganization.....................     Reorganization and the emergence from bankruptcy by
                                         the Company pursuant to the Plan

                                      (i)

       Abbreviations,
  Acronyms or Defined Terms                            Terms
  -------------------------                            -----
Reorganized Company................     The Company following the Reorganization
SFAS...............................     Statement of Financial Accounting Standards
SPS................................     Southwestern Public Service Company
Texas Commission...................     Public Utility Commission of Texas
Texas Rate Stipulation.............     Stipulation and Settlement Agreement dated as of
                                         July 27, 1995, between the Company, the City of El
                                         Paso, OPC and most other parties to the Company's
                                         rate proceedings before the Texas Commission
                                         providing for a ten-year rate freeze and other
                                         matters
Texas Settlement Agreement.........     Settlement Agreement, filed with the Texas
                                         Commission on March 22, 1999, between the Company,
                                         the City of El Paso and various parties
TNP................................     Texas-New Mexico Power Company

                                     (ii)

                               TABLE OF CONTENTS

Item                           Description                                     Page
----                           -----------                                     ----
                                    PART I

  1  Business..................................................................  1
  2  Properties................................................................ 19
  3  Legal Proceedings......................................................... 19
  4  Submission of Matters to a Vote of Security Holders....................... 22

                                    PART II

  5  Market for Registrant's Common Equity and Related Stockholder Matters..... 23
  6  Selected Financial Data................................................... 25
  7  Management's Discussion and Analysis of Financial Condition
       and Results of Operations............................................... 26
 7A  Quantitative and Qualitative Disclosures About Market Risk................ 35
  8  Financial Statements and Supplementary Data............................... 38
  9  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................................................ 86

                                    PART III

 10  Directors and Executive Officers of the Registrant........................ 86
 11  Executive Compensation.................................................... 86
 12  Security Ownership of Certain Beneficial Owners and Management............ 86
 13  Certain Relationships and Related Transactions............................ 86

                                    PART IV

 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K........... 86

                                     (iii)

                                    PART I

ITEM 1.   BUSINESS

                                    GENERAL

     El Paso Electric Company is a public utility engaged in the generation, transmission and distribution of electricity in an area of approximately 10,000 square miles in west Texas and southern New Mexico. The Company also serves wholesale customers in Texas, New Mexico, California and Mexico. The Company owns or has significant ownership interests in five electrical generating facilities providing it with a total capacity of approximately 1,500 MW. For the twelve months ended December 31, 1998, the Company's energy sources consisted of approximately 52% nuclear fuel, 35% natural gas, 7% coal and 6% purchased power.

     The Company serves approximately 291,000 residential, commercial, industrial and wholesale customers. The Company distributes electricity to retail customers principally in El Paso, Texas and the City of Las Cruces ("Las Cruces"), New Mexico (representing approximately 56% and 8%, respectively, of the Company's revenues for the twelve months ended December 31, 1998). In addition, the Company sells electricity to wholesale customers, including Texas-New Mexico Power Company and the Imperial Irrigation District (a southern California electric power agency). Through 1998, the Company also made wholesale sales to the Comision Federal de Electricidad de Mexico (the national electric utility of Mexico). Principal industrial and other large customers of the Company include steel production, copper and oil refining, garment manufacturing concerns and United States military installations, including the United States Army Air Defense Center at Fort Bliss in Texas and White Sands Missile Range and Holloman Air Force Base in New Mexico.

     The Company's principal offices are located at Kayser Center, 100 North Stanton, El Paso, Texas 79901 (telephone 915-543-5711). The Company was incorporated in Texas in 1901. As of February 26, 1999, the Company had approximately 1,100 employees, approximately 30% of whom are covered by a collective bargaining agreement that expires in June 2000.

                                  FACILITIES

     The Company's net installed generating capacity of approximately 1,500 MW consists of approximately 600 MW from Palo Verde Units 1, 2 and 3, 482 MW from its Newman Power Station, 246 MW from its Rio Grande Power Station, 104 MW from Four Corners Units 4 and 5, and 68 MW from its Copper Power Station.

PALO VERDE STATION

     The Company owns a 15.8% interest in each of the three nuclear generating units and Common Facilities at Palo Verde, located west of Phoenix, Arizona. The Palo Verde Participants include the Company and six other utilities: APS, Southern California Edison Company, PNM, Southern California Public Power Authority, Salt River Project Agricultural Improvement and Power District and the Los Angeles Department of Water and Power. APS serves as operating agent for Palo Verde.

     The NRC has granted facility operating licenses and full power operating licenses for all three units at Palo Verde for terms of 40 years each. In addition, the Company is separately licensed by the NRC to own its proportionate share of Palo Verde.

     Pursuant to the ANPP Participation Agreement, the Palo Verde Participants share costs and generating entitlements in the same proportion as their percentage interests in the generating units, and each participant is required to fund its proportionate share of fuel, other operation, maintenance and capital costs. The Company's total monthly share of these costs was approximately $6.7 million in 1998. The ANPP Participation Agreement provides that, if a participant fails to meet its payment obligations, each non-defaulting participant shall pay its proportionate share of the payments owed by the defaulting participant.

     Decommissioning. Pursuant to the ANPP Participation Agreement and federal law, the Company is required to fund its share of the estimated costs to decommission each Palo Verde unit over the estimated service life of 40 years. The Company's funding requirements are determined periodically based upon engineering cost estimates performed by outside engineers retained by the ANPP.

     In December 1998, the Palo Verde Participants approved an updated decommissioning study. The 1998 study determined that the Company will have to fund approximately $280.5 million (stated in 1998 dollars) to cover its share of decommissioning costs. Cost estimates for decommissioning have increased with each study. The previous cost estimate from a 1995 study determined that the Company would have to fund approximately $229 million (stated in 1995 dollars). The 1998 estimate reflects a 22% increase from the previous 1995 estimate primarily due to increases in estimated costs for spent fuel storage after operations have ceased. See "Spent Fuel Storage" below.

     Although the 1998 study was based on the latest available information, there can be no assurance that decommissioning cost estimates will not continue to increase in the future or that regulatory requirements will not change. In addition, until a new low-level radioactive waste repository opens and operates for a number of years, estimates of the cost to dispose of low-level radioactive waste are subject to significant uncertainty. The decommissioning study is updated every three years and a new study will be completed in 2001. See "Disposal of Low-Level Radioactive Waste" below.

     The rate freeze under the Texas Rate Stipulation and the rate reduction under the Texas Settlement Agreement would preclude the Company from seeking a rate increase in Texas to recover increases in decommissioning cost estimates. The New Mexico Settlement would preclude the Company from seeking a rate increase to recover increases in decommissioning cost estimates during the 30-month moratorium. Additionally, there can be no assurance that the Company could increase its wholesale power rates to recover such increased costs. See also
Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Operational Prospects and Challenges."

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

     The projected service lives of the units' steam generators are reassessed by APS periodically in conjunction with inspections made during outages of the Palo Verde units. APS has determined that it will be economically desirable to replace the Unit 2 steam generators, which have been the most affected by tube cracking. In 1997, the Palo Verde Participants unanimously approved the purchase of one set of spare steam generators for delivery in September 2002. The Company's share of the cost is approximately $12.9 million. Palo Verde Participants have unanimously approved funding pre-installation activities through 1999. The Company will continue to analyze the economic feasibility of steam generator replacement or other options that may be available in connection with the operation of Unit 2. The costs for the construction and shipping of the spare steam generators are expected to be incurred through 2002. Installation costs would be expected to be incurred between 1999 and 2003, subject to unanimous approval of Palo Verde Participants, with the bulk of the expenditures after 2000. The Company's portion of total costs associated with construction and potential installation of new steam generators in Unit 2, including replacement power costs and costs that would otherwise have been expended through the operation and maintenance budget, is currently estimated not to exceed $40 million. The Company cannot predict whether the Palo Verde Participants will agree to install the replacement steam generators at Unit 2. APS has also stated that, based on the latest available data, it estimates that the steam generators in Units 1 and 3 should operate for their designated lives of 40 years (to 2025 and 2027, respectively). APS will reassess the expected lives of these steam generators periodically.

     The Texas Rate Stipulation precludes the Company from seeking a rate increase during the Freeze Period to recover capital costs associated with such replacement of steam generators. It is uncertain whether the costs associated with replacing the Unit 2 steam generators would be approved by the New Mexico Commission and included in the Company's rate base in New Mexico. Additionally, there can be no assurance that the Company could increase its wholesale power rates to recover such capital costs. See also Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Operational Prospects and Challenges."

     Spent Fuel Storage. The spent fuel storage facilities at Palo Verde have sufficient capacity to store all fuel expected to be discharged from normal operation of all three Palo Verde units through at least 1999. APS anticipates requesting approval from the NRC to use more of the space in the existing spent fuel storage facilities to extend the available storage capacity into 2003. Alternative on-site storage facilities are currently being constructed to supplement existing facilities. Spent fuel will be removed from the original facilities as necessary and placed in special storage casks which will be stored at the new facilities until accepted by the DOE for permanent disposal. The alternative facilities will be built in stages to accommodate casks on an as needed basis and are expected to be available for use by 2003.

     Pursuant to the Nuclear Waste Policy Act of 1982, as amended in 1987 (the "Waste Act"), the DOE is obligated to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by all domestic power reactors. In accordance with the Waste Act, the DOE entered into a spent nuclear fuel contract with the Company and all other Palo Verde Participants.
In November 1989, the DOE reported that its spent nuclear fuel disposal facilities would not be in operation until 2010. Subsequent judicial decisions required the DOE to start accepting spent nuclear fuel no later than January 31, 1998. The DOE did not meet that deadline, and it can not currently be estimated when spent fuel shipments to the DOE's permanent disposal site will commence. The 1998 decommissioning study assumes that only 14 of 333 spent fuel casks will have been removed from Palo Verde by 2037 when title to the remaining spent fuel is assumed to be transferred to the DOE. In January 1997, the Texas Commission established a project to evaluate what, if any, action it should take with regard to payments made to the DOE for funding of the DOE's obligation to start accepting spent nuclear fuel by January 31, 1998. After receiving initial comments, no further action has been taken on the project.

     In July 1998, APS filed, on behalf of all Palo Verde Participants, a Petition for Review with the United States Court of Appeals for the District of Columbia Circuit regarding the DOE's failure to comply with its obligation to begin accepting spent nuclear fuel. APS is continuing, on behalf of the Palo Verde Participants, to pursue remedies under the contractual terms in place with the DOE. The Company is unable to predict the outcome of this matter at this time.

     Disposal of Low-Level Radioactive Waste. Congress has established requirements for the disposal by each state of radioactive waste generated within its borders. Arizona, California, North Dakota and South Dakota have entered into a compact (the "Southwestern Compact") for the disposal of low-level radioactive waste. California will act as the first host state of the Southwestern Compact, and Arizona will serve as the second host state. The construction and opening of the California low-level radioactive waste disposal site in Ward Valley has been delayed due to extensive public hearings, disputes over environmental issues and review of technical issues related to the proposed site. Palo Verde is projected to undergo decommissioning during the period in which Arizona will act as host for the Southwestern Compact. However, the opposition, delays, uncertainty and costs experienced in California demonstrate possible roadblocks that may be encountered when Arizona seeks to open its own waste repository.

     Liability and Insurance Matters. The Palo Verde Participants have public liability insurance against nuclear energy hazards up to the full limit of liability under federal law. The insurance consists of $200 million of primary liability insurance provided by commercial insurance carriers, with the balance being provided by an industry-wide retrospective assessment program, pursuant to which industry participants would be required to pay an assessment to cover any loss in excess of $200 million. Effective August 1998, the maximum assessment per reactor for each nuclear incident is approximately $88.1 million, subject to an annual limit of $10 million per incident. Based upon the Company's 15.8% interest in Palo Verde, the Company's maximum potential assessment per incident is approximately $41.8 million for all three units with an annual payment limitation of approximately $4.7 million.

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

     NRC Actions. On December 21, 1998, the NRC issued a Notice of Violation and Proposed Imposition of Civil Penalty in the amount of $55,000 relating to occurrences at Palo Verde which began in May 1992 and extended through May 1998. Beginning in 1992, improper check valve assembly methods resulted in reverse flow conditions through high pressure safety injection pump discharge check valves. In the required response to the NRC, APS acknowledged that the violations had occurred and paid the penalty. The Company's portion of the penalty was approximately $8,700.

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

FOUR CORNERS STATION

     The Company owns 7% of Units 4 and 5 at Four Corners, located in northwestern New Mexico. The two coal-fired generating units each have a generating capacity of 739 MW. The Company shares power entitlements and certain allocated costs of the two units with APS (the Four Corners operating agent) and the other participants.

     Four Corners is located on land held on easements from the federal government and a lease from the Navajo Nation that expires in 2016. Certain of the facilities associated with Four Corners, including transmission lines and almost all of the contracted coal sources, are also located on Navajo land. Units 4 and 5 are located adjacent to a surface-mined supply of coal.

COPPER POWER STATION

     The Company's Copper Power Station, located in El Paso, Texas, consists of a 68 MW combustion turbine used primarily to meet peak demands. The unit operates primarily on natural gas, but can also operate on fuel oil. The Company leases the combustion turbine and other generation equipment at the station under a lease that expires in July 2005, with an extension option for two additional years.

TRANSMISSION AND DISTRIBUTION LINES AND AGREEMENTS

     The Company owns or has significant ownership interests in four major 345 kV transmission lines, three 500 kV lines in Arizona and owns the distribution network within its retail service area. The Company is also a party to various transmission and power exchange agreements that, together with its owned transmission lines, enable the Company to obtain its energy entitlements from its remote generation sources at Palo Verde and Four Corners. Pursuant to standards established by North American Electric Reliability Council, the Company operates its transmission system in a way that allows it to maintain complete system integrity in the event of any one of these transmission lines being out of service.

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

     Arroyo-West Mesa Line. The Company owns a 202-mile, 345 kV transmission line from the Arroyo Substation located near Las Cruces, New Mexico, to PNM's West Mesa Substation located near Albuquerque, New Mexico. This is the primary delivery point for the Company's generation entitlement from Four Corners, which is transmitted to the West Mesa Substation over approximately 150 miles of transmission lines owned by PNM.

     Greenlee-Newman Line. As a participant in the Southwest New Mexico Transmission Project Participation Agreement, the Company owns 40% of a 60-mile, 345 kV transmission line from TEP's Greenlee Substation in Arizona to the Hidalgo Substation near Lordsburg, New Mexico, 57.2% of a 50-mile, 345 kV transmission line between the Hidalgo Substation and the Luna Substation near Deming, New Mexico, and 100% of an 86-mile, 345 kV transmission line between the Luna Substation and the Newman Power Station. These lines provide an interconnection with TEP for delivery of the Company's entitlements from Palo Verde and, if necessary, Four Corners.

     AMRAD-Eddy County Line. The Company owns 66.7% of a 125-mile, 345 kV transmission line from the AMRAD Substation near Oro Grande, New Mexico, to the Company's and TNP's high voltage direct current terminal at the Eddy County Substation near Artesia, New Mexico. This terminal enables the Company to connect its transmission system to that of SPS, providing the Company with access to emergency power from SPS and power markets to the east.

     Palo Verde Transmission. The Company owns 18.7% of two 45-mile, 500 kV lines from Palo Verde to the Westwing Substation and a 75-mile, 500 kV line from Palo Verde to the Kyrene Substation. These lines provide the Company with a transmission path for delivery of power from Palo Verde.

ENVIRONMENTAL MATTERS

     The Company is subject to regulation with respect to air, soil and water quality, solid waste disposal and other environmental matters by federal, state and local authorities. These authorities govern current facility operations and exercise continuing jurisdiction over facility modifications. Environmental regulations can change rapidly and are difficult to predict. Because construction of new facilities is subject to standards imposed by environmental regulation, substantial expenditures may be required to comply with such regulation. The Company analyzes the costs of its obligations arising from environmental matters on an ongoing basis, and management believes it has made adequate provision in its financial statements to meet such obligations. However, unforeseen expenses associated with compliance could have a material adverse effect on the future operations and financial condition of the Company.

     PCB Treatment, Inc. The Company received a request from the U.S. Environmental Protection Agency (the "EPA") to participate in the remediation of polychlorinated biphenyls ("PCBs") at two facilities in Kansas and Missouri, which had been operated by PCB Treatment, Inc. ("PTI"). PTI discontinued operations, and the EPA determined that PTI's abandoned facilities required remediation.

     The Company and the PTI Steering Committee, which consists of the largest generators of the PCBs sent to PTI, executed a settlement agreement. In consideration for the payment by the Company of approximately $0.2 million, the settlement agreement excuses any further liability by the Company to the Steering Committee and indemnifies the Company for any liabilities to other parties as may be asserted in the future.

                             CONSTRUCTION PROGRAM

     The Company has no current plans to construct any new generating facilities to serve retail customers through at least 2004. Utility construction expenditures reflected in the table below consist primarily of expanding and updating the electric transmission and distribution systems and the cost of improvements at and the purchase of new steam generators for Palo Verde. The Company's estimated cash construction costs for 1999 through 2002 are approximately $229 million. Actual costs may vary from the construction program estimates set forth below. Such estimates are reviewed and updated periodically to reflect changed conditions.

                  BY YEAR (1)                                  BY FUNCTION
                (IN MILLIONS)                                 (IN MILLIONS)
     -------------------------------------       --------------------------------------
     1999........................  $    59              Production (1).......   $    58
     2000........................       57               Transmission........        21
     2001........................       55               Distribution........       106
     2002........................       58                 General...........        44
                                   -------                                      -------
       Total.....................  $   229                  Total............   $   229
                                   =======                                      =======

_________________
(1) Does not include acquisition costs for nuclear fuel. See "Energy Sources - Nuclear Fuel."

                                ENERGY SOURCES

GENERAL

     The following table summarizes the percentage contribution of nuclear fuel, natural gas, coal and purchased power to the total kWh energy mix of the
Company:

                                                                   YEARS ENDED DECEMBER 31,
                                                           ----------------------------------------
                      POWER SOURCE                             1998          1997          1996
                                                           ------------  ------------  ------------
Nuclear fuel.............................................           52%           53%           53%
Natural gas..............................................           35            34            32
Coal.....................................................            7             6             7
Purchased power..........................................            6             7             8
                                                                ------        ------        ------
  Total..................................................          100%          100%          100%
                                                                ======        ======        ======

     Fuel and purchased power costs are generally passed through directly to customers in Texas pursuant to applicable regulations. Historical fuel costs and revenues are reconciled periodically in proceedings before the Texas Commission to determine whether a refund or surcharge based on such historical costs and revenues is necessary. Prior to the New Mexico Settlement, the Company was required to make annual filings reconciling the revenues collected under its New Mexico fixed fuel factor with its New Mexico fuel and purchased power expenses. As a result of the New Mexico Settlement, the fixed fuel factor has been incorporated into base rates. See "Regulation - Texas Rate Matters" and "- New Mexico Rate Matters."

NUCLEAR FUEL

     The Company has contracts for uranium concentrates which should be sufficient to meet the Company's share of Palo Verde's operational requirements through 2002. The Palo Verde Participants have contracted for substantially all conversion services through 2002. APS, as agent for Palo Verde, expects to purchase any additional conversion services needed on the spot market. The Palo Verde

Participants have an enrichment services contract which runs through 2002, with an option for five additional years.

     Nuclear Fuel Financing. Pursuant to the ANPP Participation Agreement, the Company owns an undivided interest in nuclear fuel purchased in connection with Palo Verde. The Company has available a total of $100 million under a credit facility that provides for both working capital and up to $70 million for the financing of nuclear fuel. At December 31, 1998, approximately $49.3 million had been drawn to finance nuclear fuel. This financing is effectuated through a trust that borrows under the facility to acquire and process the nuclear fuel. The Company is obligated to repay the trust's borrowings, and has secured this obligation with First Mortgage Collateral Series Bonds. In the Company's financial statements, the assets and liabilities of the trust are reported as assets and liabilities of the Company.

NATURAL GAS

     In 1998, the Company's natural gas requirements at the Rio Grande Power Station were met with both short-term and long-term natural gas purchases from various suppliers. Interstate gas is delivered under a firm ten-year transportation agreement, which expires in 2001 with extension provisions through 2005. Based on the current availability of economical and reliable market natural gas supplies, the Company anticipates it will continue to purchase natural gas at market prices on a monthly basis for a portion of the fuel needs for the Rio Grande Power Station for the near term. To complement these monthly purchases in 1999, the Company has entered into a one-year fixed-price gas supply contract and a partial-year fixed-price gas supply contract (April through October 1999). The Company will continue to evaluate the availability of short-term natural gas supplies versus long-term supplies to maintain a reliable and economical supply for the Rio Grande Power Station.

     In 1998, natural gas for the Newman and Copper Power Stations was supplied pursuant to a five-year intrastate natural gas contract which became effective January 1, 1997 and expires December 31, 2001. To supplement this contract, the Company entered into a second natural gas supply agreement, which also runs through 2001. To complement these long-term contracts, the Company will evaluate and procure short-term natural gas supplies at market prices to maintain a reliable and economical supply to the Newman and Copper Power Stations.

COAL

     APS, as operating agent for Four Corners, purchases Four Corners' coal requirements from a supplier with a long-term lease of coal reserves owned by the Navajo Nation. Based upon information from APS, the Company believes that Four Corners has sufficient reserves of coal to meet the plant's operational requirements for its useful life.

PURCHASED POWER

     To supplement its own generation and operating reserves, the Company engages in firm and non-firm power purchase arrangements which may vary in duration and amount based on evaluation of the Company's resource needs and economics of the transactions.

                             OPERATING STATISTICS

                                                                                          DECEMBER 31,
                                                                  --------------------------------------------------------
                                                                      1998                 1997                1996 (A)
                                                                  -------------        -------------        --------------
Operating revenues (In thousands):
  Retail:
    Residential.................................................    $  173,215           $  172,917           $  163,742
    Commercial and industrial, small............................       174,729              173,318              163,875
    Commercial and industrial, large............................        62,450               64,468               59,041
    Sales to public authorities.................................        82,360               82,278               81,185
                                                                    ----------           ----------           ----------
        Total retail............................................       492,754              492,981              467,843
  Wholesale sales for resale....................................        84,224               85,558               96,067
                                                                    ----------           ----------           ----------
                                                                       576,978              578,539              563,910
  Economy sales.................................................        20,167               10,612               11,032
  Other.........................................................         5,076                4,887                3,981
                                                                    ----------           ----------           ----------
        Total operating revenues................................    $  602,221           $  594,038           $  578,923
                                                                    ==========           ==========           ==========
Number of customers (End of year):
  Residential...................................................       260,356              254,348              250,209
  Commercial and industrial, small..............................        26,396               25,900               25,304
  Commercial and industrial, large..............................           117                  115                  102
  Other.........................................................         3,867                3,811                3,711
                                                                    ----------           ----------           ----------
        Total...................................................       290,736              284,174              279,326
                                                                    ==========           ==========           ==========
Average annual kWh use per residential customer.................         6,291                6,285                6,238
                                                                    ==========           ==========           ==========

Energy supplied, net, kWh (In thousands):
  Generated.....................................................     8,586,098            8,186,187            7,920,675
  Purchased and interchanged....................................       478,396              617,651              711,791
                                                                    ----------           ----------           ----------
        Total...................................................     9,064,494            8,803,838            8,632,466
                                                                    ==========           ==========           ==========
Energy sales, kWh (In thousands):
  Retail:
    Residential.................................................     1,621,436            1,587,733            1,545,274
    Commercial and industrial, small............................     1,891,703            1,834,953            1,779,986
    Commercial and industrial, large............................     1,314,428            1,271,449            1,216,941
    Sales to public authorities.................................     1,120,654            1,090,312            1,110,706
                                                                    ----------           ----------           ----------
    Total retail................................................     5,948,221            5,784,447            5,652,907
  Wholesale:
    Sales for resale............................................     1,757,880            1,897,885            1,753,553
    Economy sales...............................................       888,708              640,017              757,999
                                                                    ----------           ----------           ----------
        Total sales.............................................     8,594,809            8,322,349            8,164,459
  Losses and Company use........................................       469,685              481,489              468,007
                                                                    ----------           ----------           ----------
        Total...................................................     9,064,494            8,803,838            8,632,466
                                                                    ==========           ==========           ==========
Native system:
  Peak load, kW.................................................     1,167,000            1,122,000            1,105,000
  Net generating capacity for peak, kW..........................     1,500,000            1,500,000            1,500,000
  Load factor...................................................          63.1%                64.0%                63.4%
                                                                    ==========           ==========           ==========
Total system:
  Peak load, kW.................................................     1,439,000            1,442,000            1,387,000
  Net generating capacity for peak, kW..........................     1,500,000            1,500,000            1,500,000
  Load factor...................................................          64.3%                64.0%                64.2%
                                                                    ==========           ==========           ==========

__________________
(A) Financial data is based on the combined results for the Predecessor Company for the period January 1, 1996 to February 11, 1996 and the Reorganized Company for the period February 12, 1996 to December 31, 1996.

                                  REGULATION

GENERAL

     The electric utility industry faces increasing pressure to become more competitive as legislative, regulatory, economic and technological changes occur. Federal and state legislative and regulatory initiatives, including proposals advanced in Texas and New Mexico, are designed to encourage competition in the industry and ultimately in the Company's service area. Together with increasing customer demand for lower priced electricity and other energy services, these measures have accelerated the industry's movement toward more competitive pricing and cost structures. Such competitive pressures could result in the loss of customers and diminish the ability of the Company to fully recover its investment in generation assets. This issue is particularly important to the Company because its rates are significantly higher than national and regional averages. In the face of increased competition, the Company may not be able to sustain retail rates at the levels established by the Texas Settlement Agreement and New Mexico Settlement discussed below through the periods specified by those agreements and, therefore, the Company's results of operations and cash flow may be adversely affected.

     Of particular importance to the Company is the issue of ultimate recoverability of "stranded costs," or costs previously found by regulatory authorities to be reasonable and prudent, but which are higher than would be recovered under immediate, full competition. There is substantial discussion and debate on this issue on both a national and state level and, at this time, there appears to be no clear solution. At the federal level, the FERC has announced, through a formal rulemaking, its intention to allow 100% recovery of all legitimate verifiable stranded costs attributable to FERC jurisdictional customers. Texas and New Mexico commissions and legislatures are engaged in various activities which are attempting to address the issue of stranded cost recovery.

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

     In January of each odd-numbered year, the Texas Commission is required to report to the Texas Legislature on the scope of competition in electric markets and the effect of competition and industry restructuring on customers in both competitive and noncompetitive markets. In its January 1997 report, the Texas Commission recommended a careful and deliberate approach to continued expansion of competition in the Texas electric market, ultimately leading to retail competition with certain safeguards, and recommended against any legislation that would introduce broad-based retail competition before 2000. In its January 1999 report, the Texas Commission, while not making a specific recommendation regarding restructuring legislation, reaffirmed its continued support for the timely move to a competitive retail market that provides adequate protections for customers and the opportunity for all market participants to benefit. Also, in 1998 the Texas Commission reported revised "excess of cost over market" ("ECOM") estimates, which is a means of measuring stranded costs for all Texas utilities. The Company's revised ECOM estimates range from a high of $1.5 billion to a low of $843 million, with an expected value of $1.2 billion, assuming full retail access in 1999.

     In 1997, the Texas Lieutenant Governor appointed a special interim committee to study the various issues involved in a possible transition to a competitive retail market. The committee held public hearings across the state receiving testimony from various parties, including investor-owned utilities, electric cooperatives, public power entities, power marketers, consumer advocates, environmental advocates and the public. On behalf of all investor-owned utilities, including the Company, the Association of Electric Companies of Texas testified that it would support retail competition that provides benefits to all consumers, maintains electric system reliability, provides for equitable treatment of all competitors and provides for the preservation of prior regulatory commitments. In January 1999, the special interim committee submitted its final report without specific legislative recommendations. The final report addresses various issues specifically associated with the development of a competitive retail electric market, particularly the structure of the market, stranded costs and market power concerns. The report states that competition in the electric power market has the potential to benefit all Texans, but restructuring the industry should only be undertaken with the utmost caution. The report also includes a summary of the state and local tax issues from a report by the Texas Comptroller of Public Accounts, which concludes that market-based revaluation of generation assets, unbundling and possible divestiture of assets and other aspects of restructuring will have an impact on local and state tax bases and revenues.

     Three comprehensive restructuring bills have been introduced in the 1999 Texas biennial legislative session, one of which was co-sponsored by several of the senators comprising the special interim committee, including the chairman of that committee. The Company cannot assure that any legislation will specifically recognize and accommodate the substantial benefits bargained for by the Company and the various parties to the Texas Rate Stipulation and the Texas Settlement Agreement discussed below. Any legislation that does not permit the Company to recover the costs reflected in rates under the Texas Rate Stipulation and the Texas Settlement Agreement could have a material adverse impact on the Company's financial condition, results of operations and cash flow.

     Texas Rate Stipulation and Texas Settlement Agreement. The Company's rates for its Texas customers are governed by a rate order entered by the Texas Commission adopting the Texas Rate Stipulation and Agreed Order. The Agreed Order implemented certain provisions of the Texas Rate Stipulation and set rates consistent with the Texas Rate Stipulation. Among other things, under the Texas Rate Stipulation: (i) the Company's base rates for most customers in Texas were fixed for the ten-year Freeze Period which began in August 1995; (ii) the City of El Paso granted the Company a new franchise that extends through the Freeze Period; (iii) the Company will retain 75% during the first five years of the Freeze Period and 50% during the remainder of the Freeze Period of (a) the revenues generated by providing third-party transmission services and (b) profit margins from certain off-system power sales; (iv) the Company's reacquisition of the Palo Verde leased assets was deemed to be in the public interest; and (v) all appeals of Texas Commission orders concerning the Company and all outstanding Texas Commission dockets concerning the Company's rates were resolved.

     Neither the Texas Rate Stipulation nor the Agreed Order deprives the Texas regulatory authorities of their jurisdiction over the Company during the Freeze Period. However, the Texas Commission determined in the Agreed Order that the rate freeze is in the public interest and results in just and reasonable rates. Further, the signatories to the Texas Rate Stipulation (other than the General Counsel, OPC and the State of Texas) agreed not to seek to initiate an inquiry into the reasonableness of the Company's rates during the Freeze Period and to support the Company's entitlement to rates at the freeze level throughout the Freeze Period. The Company believes, but cannot assure, that its cost of service will support rates at or above the freeze level throughout the Freeze Period and, therefore, does not believe any attempt to reduce the Company's rates would be successful. However, during the Freeze Period, the Company is precluded from seeking rate increases in Texas, even in the event of increased operating or capital costs. In the event of a merger, the parties to the Texas Rate Stipulation retain all rights provided in the Texas Rate Stipulation, their rights to participate as a party in any proceeding related to the merger, and the right to pursue a reduction in rates below the freeze level to the extent of post-merger synergy savings.

     Following the New Mexico Settlement (see "New Mexico Rate Matters - New Mexico Settlement," below), the Company offered to enter into a comparable agreement in Texas. Based upon that offer, the Company entered into the Texas Settlement Agreement providing for: (i) a total annual jurisdictional base revenue reduction of approximately $15.4 million; (ii) reconciliation of the Company's fuel expenses through December 31, 1998, with no disallowance; and
(iii) an agreement to use 50% of all Palo Verde performance rewards related to evaluation periods after 1997, when collected, for low-income assistance and for Demand-Side Management ("DSM") programs, primarily focused on small business customers, through the end of the Freeze Period. See "Integrated Resource Plan" below. The parties have executed the Texas Settlement Agreement and filed it with the Texas Commission, the City of El Paso and all other municipalities having jurisdiction. The Company anticipates the Texas Commission will consider and approve the Texas Settlement Agreement in the near future.

     Fuel. Pursuant to Texas Commission rules, the Company must periodically make a filing to reconcile the revenues collected from Texas customers under its fixed fuel factor with the actual fuel and purchased power expenses incurred. Differences between revenues collected and expenses incurred during the reconciliation period are subject to a refund (in the case of an overrecovery of fuel costs) or surcharge (in the case of an underrecovery of fuel costs). The Texas Commission staff, local regulatory authorities such as the City of El Paso, and customers are entitled to intervene in a fuel reconciliation proceeding and to challenge the prudence of fuel and purchased power expenses. The Company's fuel expenses for its most recent reconciliation period of July 1995 through December 1998 were approved, without disallowance, as part of the Texas Settlement Agreement.

     Palo Verde Performance Standards. The Texas Commission has established performance standards for the operation of Palo Verde, pursuant to which each Palo Verde unit is evaluated annually to determine whether its three-year rolling average capacity factor entitles the Company to a reward or subjects it to a penalty. There are five performance bands based around a target capacity factor of 70%. The capacity factor is calculated as the ratio of actual generation to maximum possible generation. If the capacity factor, as measured on a station-wide basis for any consecutive 24-month period, should fall below 35%, the Texas Commission could reconsider the rate treatment of Palo Verde, regardless of the provisions of the Texas Rate Stipulation and the Texas Settlement Agreement. The removal of Palo Verde from rate base could have a significant negative impact on the Company's revenues and financial condition. Performance rewards and penalties for the evaluation periods ending in 1995, 1996 and 1997, as well as agreement regarding disposition of any future awards, have been resolved in the Texas Settlement Agreement and the Integrated Resource Plan ("IRP") stipulation.

     Integrated Resource Plan. Under Texas law and regulations of the Texas Commission, the Company was required to file its first IRP in June 1998. An IRP is to be filed every three years and covers a ten-year planning period. The Company's IRP was the culmination of a lengthy planning process involving the Company, its customers, the Texas Commission, consumer advocates and various special interest groups. The purpose of integrated resource planning is to ensure acquisition of the lowest cost, adequate resources necessary to meet the varied needs of the Company and its customers, and to ensure the equitable allocation and distribution of the benefits of such resource acquisitions and other system benefits to all customer classes. The Company entered into an agreement with all parties with respect to all IRP issues, and a Texas Commission order adopting the agreement was issued in January 1999. Pursuant to the agreement, the Company will meet its resource needs through a combination of short-term purchased power and a DSM program. Pursuant to the IRP, the Company expects to incur DSM expenditures annually of approximately $1.0 million through 2001. Additionally, in response to interest expressed by its customers and encouragement from the Texas Commission and environmental advocates, the Company has committed to the development of renewable resources. Pursuant to the stipulation settling the IRP, the Company has pledged $3.6 million of Palo Verde performance rewards expected to be collected by the Company as a result of the Texas Settlement Agreement as initial financing for the development of renewable resources. Finally, the Company has committed to fund low-income DSM programs for a three-year period beginning in 1999. The amount of the Company's DSM commitment totals approximately $1.0 million over the three-year period. The Company does not believe the IRP agreement will cause it to incur net costs materially in excess of those that would have been incurred in the absence of its IRP. Nevertheless, because of the Texas Rate Stipulation and the Texas Settlement Agreement, the Company will not be able to increase its rates to recover any increase in net costs actually experienced as a result of its IRP.

NEW MEXICO RATE MATTERS

     The New Mexico Commission has jurisdiction over the Company's rates and services in New Mexico and over certain other activities of the Company, including prior approval of the issuance, assumption or guarantee of securities. The New Mexico Commission's decisions are subject to judicial review. In January 1999, pursuant to a state constitutional amendment passed in 1996, the three-member appointed commission was replaced by an elected commission from five single-member districts, with regulatory responsibility for electricity, gas, water, telecommunications, insurance and securities activities within the state. The Company's New Mexico service area falls entirely within one district. The largest city in the Company's New Mexico service territory is Las Cruces, which in 1998 accounted for approximately 8% of the Company's total revenue. See Item 3, "Legal Proceedings--Litigation with Las Cruces."

     Since 1995, the New Mexico Commission has conducted hearings and facilitated debate regarding competition and the restructuring of regulation of the electric industry. Although these efforts failed to result in a consensus around which restructuring legislation could be drafted, the New Mexico investor-owned utilities, including the Company, have agreed to support legislation that would permit retail competition provided: (i) all customers have the opportunity to benefit; (ii) reliability of electric service is maintained; (iii) all energy suppliers are subject to the same laws and regulations; (iv) the price of electric generating capacity and electric energy is determined solely by market forces; (v) unbundled transmission and distribution functions remain subject to regulation; and (vi) each electric utility must have a reasonable opportunity to recover its stranded costs.

     In addition to efforts by the New Mexico Commission, the Interim Water and Natural Resources Committee, a joint legislative committee with oversight responsibility for the regulation of public utilities, has conducted public meetings and taken testimony regarding the potential effects of industry restructuring in New Mexico. The chairman of this committee has introduced a comprehensive restructuring bill in the 1999 New Mexico legislative session. Under this bill, retail customer choice would begin January 1, 2001, for public post-secondary educational institutions and public schools and for residential and small business customers. Retail customer choice would begin January 1, 2002, for all other customers. Utilities would be allowed to recover no less than 50% of its stranded costs with up to 100% recovery allowed if the New Mexico Commission determines that additional recovery is in the public interest, is necessary to maintain the utility's financial integrity or is necessary to continue adequate and reliable service and will not cause an increase in rates to residential and small business customers. Utilities would also be required to file transition plans addressing the various restructuring issues, including the recovery of stranded costs, by March 1, 2000. The New Mexico Commission could delay implementation of retail customer choice for up to one year. The chairman's bill passed both houses of the legislature before the end of the session and is currently awaiting the signature of the governor to become law. The Company cannot predict whether the governor will sign or veto the restructuring legislation, nor whether the implementation of such legislation, if signed into law, will impact the Company's revenues and recovery of costs contemplated under the New Mexico Settlement, discussed below.

     New Mexico Settlement. In October 1996, the New Mexico Commission issued an order requiring the Company to answer certain ratepayer complaints and to file a rate filing package, including cost of service data and supporting testimony. On July 15, 1998, the Company entered into the New Mexico Settlement with certain parties to its pending New Mexico rate case, including the New Mexico Commission staff and the New Mexico Attorney General, but not Las Cruces. Following a hearing on the New Mexico Settlement, and after considering Las Cruces' opposition, the New Mexico Commission issued an order adopting (with some modification) the New Mexico Settlement on September 24, 1998. The New Mexico Settlement provides for (i) a total annual jurisdictional base revenue reduction of $4.6 million; (ii) a 30-month moratorium on rate increases or decreases in New Mexico; (iii) the elimination of the need for future fuel reconciliations in New Mexico by incorporating the existing fixed fuel factor into rates; (iv) an increased degree of ratemaking certainty for the future achieved by an agreement among the signatories reducing the net value of certain assets by approximately $40 million on a New Mexico jurisdictional basis for ratemaking purposes (but with no effect on book values), while establishing the signatories' agreement that the Company is entitled to 100% recovery of such revalued assets; and (v) the ability to enter into long-term rate contracts with commercial and industrial customers in New Mexico. The New Mexico Settlement became effective on October 26, 1998. Additionally, as a result of the New Mexico Settlement, the Company will contribute $0.4 million annually ($1.0 million over the term of the moratorium period) to a social services agency in Dona Ana County providing assistance to low-income individuals. Although the New Mexico Settlement was structured to allow recovery of previously underrecovered fuel balances, the order adopting the New Mexico Settlement does not support the recognition of this asset in the Company's financial statements under existing accounting standards. The Company wrote off the book value of undercollected fuel revenues in its New Mexico jurisdiction as of September 30, 1998, which amounted to $3.8 million, net of tax, although the Company believes that, based on current estimates of future fuel prices and operating costs, it will recover 100% of these amounts. The Company negotiated the New Mexico Settlement so as to substantially reduce the likelihood of additional rate reductions during the moratorium period. However, in light of the national emphasis on competition, there can be no assurance that the Company will be able to maintain its rates at the new levels.

     Fuel. Prior to the New Mexico Settlement, the Company was required to make annual filings reconciling the revenues collected under its New Mexico fixed fuel factor with its New Mexico fuel and purchased power expenses, along with the results of the application of Palo Verde performance standards. As a result of the New Mexico Settlement, outstanding fuel issues from filings in 1997 and

1998 were satisfactorily resolved with no disallowance of fuel and purchased power costs or the performance rewards and with the existing fixed fuel factor incorporated into base rates.

     Palo Verde Performance Standards. As a result of the New Mexico Settlement, the Palo Verde performance standards, which had been in place since 1986, were eliminated. Consequently, the Company is no longer entitled to a reward or exposed to a penalty in New Mexico resulting from the operations of Palo Verde. The performance standards report filed with the New Mexico Commission in January 1998 was the final such report and entitled the Company to a reward of $1.1 million, which is included in the underrecovered fuel balance added to the Company's base rates and amortized over a 60-month period.

FEDERAL REGULATORY MATTERS

     Federal Energy Regulatory Commission. The Company is subject to regulation by the FERC in certain matters, including rates for wholesale power sales, transmission of electric power and the issuance of securities.

     In April 1996, the FERC issued its Order No. 888, requiring all public utilities owning, operating or controlling facilities used for transmitting electricity in interstate commerce to allow access to their transmission facilities under minimum terms and conditions of non-discriminatory service, including transmission service for their own new wholesale sales and purchases of electric energy. Additionally, Order No. 888 permits public utilities to seek recovery of legitimate, prudent and verifiable stranded costs and provides a mechanism for the recovery of such costs. Order No. 888 also provides for recovery of stranded costs associated with former power customers and new municipally-owned entities becoming transmission-only customers as a result of a utility's providing open access transmission if the utility had a reasonable expectation of continuing to provide service to the departing customer. Order No. 888 established criteria under which stranded costs will be evaluated for contracts entered into prior to July 11, 1994 and for stranded costs resulting from the formation of any new municipal utilities. Recovery of stranded costs under contracts entered into after July 10, 1994 will be governed by the terms of those contracts.

     In April 1996, the FERC also issued Order No. 889, which requires all public utilities owning, operating or controlling facilities used for transmitting electricity in interstate commerce to develop and maintain an Open Access Same-Time Information System that will give existing and potential transmission users access to transmission-related information on a basis consistent with that available to a utility's employees engaged in the buying and selling of power. Order No. 889 further requires public utilities to separate their transmission and generation marketing functions and adopt standards of conduct ensuring that all open access transmission customers are treated in a non-discriminatory manner.

     Pursuant to Order No. 888, the Company filed its non-discriminatory open access transmission tariffs with the FERC in July 1996. The Company reached a settlement with the various parties regarding rates for transmission and ancillary services under these tariffs. However, the settlement, which was filed with the FERC in March 1997 and approved by the FERC in June 1998, did not resolve issues that had been raised with respect to the manner in which the Company will determine the amount of transmission capacity that is available for use by third parties desiring to use its transmission system. In August 1998, a FERC administrative law judge issued an Initial Decision in which he concluded that the manner in which the Company determines the amount of transmission capacity that is available for use by third parties is reasonable and consistent with FERC policies. The judge also concluded that the Company has no obligation under Order No. 888 to provide back-up generation services to third parties using its transmission system. Certain parties, including the Company, have filed exceptions to the Initial Decision. The Company cannot predict when the FERC will render a final decision on these issues. The Company does not expect a material financial impact to result from this FERC ruling.

     In July 1996, Las Cruces exercised its right under Order No. 888 to request that the Company calculate Las Cruces' stranded cost obligation should it leave the Company's system and operate its own municipal utility. For a discussion of this proceeding, see Item 3, "Legal Proceedings - Litigation with Las Cruces."

     In order to procure a firm supply of electric power to serve its proposed municipal electric system, Las Cruces filed a request with the FERC in November 1998 for an order requiring the Company to sell wholesale power to Las Cruces pursuant to Section 202(b) of the Federal Power Act from July 1999 until such time as Las Cruces is able to secure firm transmission service and back-up generation service required to enable it to obtain reliable service from SPS.
In January 1999, the FERC required the Company to sell electric energy to Las Cruces at a cost-based wholesale rate from July 1, 1999 until the earlier of the time Las Cruces begins receiving its power from a different supplier or one year. The Company submitted a proposed cost-based rate for the sale of electricity at wholesale to Las Cruces in compliance with the FERC's order in February 1999. The FERC has asked that all comments on the Company's compliance filing be submitted by April 2, 1999. The Company has also filed with the FERC a request for rehearing of the FERC's order and a motion for a stay of that order pending consideration of its request for rehearing. Both of these matters are currently pending before the FERC. Upon final FERC action, the Company may appeal the FERC's order to a United States Court of Appeals.

     Department of Energy. The DOE regulates the Company's exports of power to the CFE in Mexico pursuant to a license granted by the DOE and a presidential permit. The DOE has determined that all such exports over international transmission lines shall be made in accordance with Order No. 888. The DOE is also authorized to assess operators of nuclear generating facilities for a share of the costs of decommissioning the DOE's uranium enrichment facilities and for the ultimate costs of disposal of spent nuclear fuel. See "Facilities - Palo Verde Station - Spent Fuel Storage."

     Nuclear Regulatory Commission. The NRC has jurisdiction over the Company's licenses for Palo Verde and regulates the operation of nuclear generating stations to protect the health and safety of the public from radiation hazards and has authority to conduct environmental reviews pursuant to the National Environmental Policy Act.

WHOLESALE CUSTOMERS

     The Company provides IID with 100 MW of firm capacity and associated energy and 50 MW of system contingent capacity and associated energy pursuant to a 17-year agreement which expires April 30, 2002. The Company also provides TNP with up to 75 MW of firm power and associated energy through December 31, 2002. The contract amount for 1999 is 25 MW.

     The Company's one-year 1998 sales agreement for firm capacity and associated energy to the CFE terminated on December 31, 1998. Revenues under the contract totaled $34.6 million, representing approximately 5.7% of the Company's total revenues. The Company does not expect to provide similar services in 1999 since the CFE's Samalayuca II generation project went into service in 1998. The Company cannot predict when, or if, future power sales opportunities to the CFE will materialize, or whether, in the event such opportunities do materialize, the Company would be the provider.

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

     Under the Plan, all of the Predecessor Company's common and preferred stock was canceled and the holders of such securities received approximately $45 million (15%) of the Reorganized Company's common stock and the right to receive certain potential litigation recoveries which ultimately amounted to $20 million. In addition, on the Effective Date, the Palo Verde Leases were terminated and the Company reacquired such interests. See Part II, Item 8, "Financial Statements and Supplementary Data--Note H of Notes to Financial Statements."

     On December 14, 1998, the Bankruptcy Case was closed by order of the United States Bankruptcy Court for the Western District of Texas, Austin Division. Under the Plan after a certain period of time, any funds designated for the payment of preconfirmation claims pursuant to the Plan which remained unclaimed and undistributed became the property of the Reorganized Company. Such funds amounted to approximately $3.3 million, net of tax, which was received by the Company in January 1999. Because of the unusual nature and infrequent occurrence of this transaction, the Company has reported this amount in its financial statements as an extraordinary item in the fourth quarter of 1998.

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

                       EXECUTIVE OFFICERS OF THE COMPANY

                                                            Current Position and
             Name               Age                         Business Experience
             ----               ---                         -------------------
James Haines..................   52   Chief Executive Officer, President and Director since May 1996; Executive
                                       Vice President and Chief Operating Officer of Western Resources, Inc.
                                       from June 1995 to May 1996; Executive Vice President and Chief
                                       Administrative Officer of Western Resources, Inc. from April 1992 to June
                                       1995.
Eduardo A. Rodriguez..........   43   Senior Vice President - Energy Services since January 1999; Senior Vice
                                       President - Customer and Corporate Services from August 1996 to January
                                       1999; Senior Vice President since January 1994; Vice President from April
                                       1992 to January 1994; General Counsel from 1988 to August 1996; Secretary from January 1989 to January 1994.
Terry Bassham.................   38   Vice President and General Counsel since January 1999; General Counsel since August 1996; Shareholder with Clark, Thomas & Winters, P.C. from
                                       May 1993 to August 1996.
J. Frank Bates................   48   Vice President - Transmission and Distribution since August 1996; Vice
                                       President - Operations from May 1994 to August 1996; Vice President -
                                       Customer Services Texas Division from June 1989 to May 1994.
Michael L. Blough.............   43   Vice President - Administration since August 1996; Vice President since
                                       May 1995; Controller and Chief Accounting Officer from November 1994 to
                                       August 1996; Assistant Vice President - Financial Planning from September
                                       1990 to November 1994.
Gary R. Hedrick...............   44   Vice President, Chief Financial Officer and Treasurer since August 1996;
                                       Treasurer since March 1996; Vice President - Financial Planning and Rate
                                       Administration from September 1990 to August 1996.
John C. Horne.................   50   Vice President - Power Generation since August 1996; Vice President -
                                       Power Supply from May 1994 to August 1996; Vice President - Transmission
                                       Systems Division from August 1989 to May 1994.
Helen Williams Knopp, APR.....   56   Vice President - Customer and Public Affairs effective April 30, 1999;
                                       Executive Director Rio Grande Girl Scout Council, El Paso, Texas since
                                       September 1991.
Earnest A. Lehman.............   46   Vice President - Energy Services Business Group since January 1999;
                                       Director of Rates of Western Resources, Inc. from January 1998 to January
                                       1999; Director of Wholesale Rates of Western Resources, Inc. from January
                                       1997 to January 1998; Vice President - Consumer Sales of Westar Consumer
                                       Services from March 1996 to January 1997; Executive Director of Marketing
                                       of Western Resources, Inc. from December 1994 to March 1996.
Robert C. McNiel..............   52   Vice President - New Mexico Affairs since December 1997; Vice President -
                                       Public Affairs and Marketing from August 1996 to December 1997; Vice
                                       President - New Mexico Division from December 1989 to August 1996.
Guillermo Silva, Jr...........   45   Secretary since January 1994; Assistant Secretary from June 1989 to
                                       January 1994.

     The executive officers of the Company are elected annually and serve at the discretion of the Board of Directors.

ITEM 2.   PROPERTIES

     The principal properties of the Company are described in Item 1, "Business," and such descriptions are incorporated herein by reference. Transmission lines are located either on private rights-of-way, easements or on streets or highways by public consent. See Part II, Item 8, "Financial Statements and Supplementary Data - Note F of Notes to Financial Statements" for information regarding encumbrances against the principal properties of the Company.

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

     In April 1995, Las Cruces filed a complaint against the Company seeking a declaratory judgment that Las Cruces has a right of eminent domain to condemn the electric distribution system and related facilities owned and operated by the Company within and adjacent to the city limits. Following a trial on the merits, the Federal Magistrate granted the Company's motion to certify to the New Mexico Supreme Court the question of whether Las Cruces possesses the authority to condemn the Company's property for use as a municipal utility when that property is already devoted to public use. Prior to a ruling by the New Mexico Supreme Court, the New Mexico Legislature enacted a bill which purports to give Las Cruces the authority to condemn the Company's distribution system within the city limits and a territory extending five miles beyond the municipal boundary. In February 1998, the New Mexico Supreme Court ruled that the subsequent legislation rendered moot the certified question before the Supreme Court.

     In May 1998, the Company filed a complaint before the United States Federal District Court of New Mexico requesting that the Court find the new law unconstitutional. The Company's request is based upon its belief that the law is unconstitutional "special legislation" because it only applies to Las Cruces and the Company's property. The Company's claims are based on violations of the equal protection clauses of the New Mexico and federal Constitutions and violation of the prohibition against special legislation of the New Mexico Constitution. A trial on the merits has not yet been scheduled by the Court.

     On February 26, 1999, Las Cruces filed its Petition for Condemnation and Application for Immediate Possession. In its Petition for Condemnation, Las Cruces seeks to condemn the Company's distribution system within the Las Cruces city limits and other real and personal property owned by the Company used in or for the benefit of its distribution system. In its Application for Immediate Possession, Las Cruces seeks possession of the Company's distribution property in phases beginning on or about July 1, 1999. On March 9, 1999, the Company removed the Las Cruces petition and application to federal district court in New Mexico. Following a hearing on a motion for remand filed by Las Cruces, the federal court ruled the condemnation matter will stay in federal court. At this time no hearing on the immediate possession matter has been set. The Company is unable to predict the outcome of this litigation.

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

     In July 1996, Las Cruces exercised its right under Order No. 888 to request that the Company calculate Las Cruces' stranded cost obligation should it leave the Company's system and operate its own municipal utility while receiving certain transmission services from the Company. Las Cruces subsequently filed a request at the FERC for a summary determination that Las Cruces would have no stranded cost obligation to the Company or, in the alternative, that the FERC convene a hearing to establish the amount of any stranded costs. An evidentiary hearing was held before an administrative law judge of the FERC in February 1998 on the issues of (i) whether the Company has met the "reasonable expectation" standard so as to justify recovery of stranded costs from Las Cruces, and (ii) if so, the amount of stranded costs that the Company may recover from Las Cruces. The Company submitted evidence in that proceeding showing that it was entitled to recover stranded generation costs from Las Cruces of $101 million. In contrast, the FERC staff recommended that the Company be permitted to recover stranded costs of $31.8 million, and Las Cruces claimed that its stranded cost obligation was in the range of $0 to $17.4 million. In June 1998, an administrative law judge of the FERC issued an Initial Decision recommending that Las Cruces pay to the Company $30.4 million for stranded costs if Las Cruces chose to leave the Company's system as of July 1, 1998. The amount recommended by the administrative law judge would decline over time based on when, if ever, Las Cruces leaves the Company's system, and would be reduced to zero if Las Cruces leaves the Company's system after December 31, 2002. The administrative law judge's Initial Decision is not binding on the FERC. The Company believes the administrative law judge's Initial Decision is inconsistent with the intent and policy of Order No. 888, which establishes the right to full recovery of a utility's stranded generation cost. The Company continues to believe it is entitled to full compensation for the costs it incurred with the expectation of continuing to serve Las Cruces. The Company has sought review of the administrative law judge's Initial Decision by the FERC and, if necessary, will contest any final FERC decision on appeal. The Company cannot predict when the FERC will render a final decision on this issue.

     The Company continues to believe it can provide lower cost electric service to customers in Las Cruces than can be achieved through a municipal takeover. Accordingly, the Company has stated its strong preference for a resolution of its differences with Las Cruces through negotiation rather than litigation and condemnation. In fact, the New Mexico Settlement includes a reduction in rates and settlement of all issues in New Mexico, excluding Las Cruces.

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

                                 FOUR CORNERS

     In July 1995, the Navajo Nation enacted the Navajo Nation Air Pollution Prevention and Control Act, the Navajo Nation Safe Drinking Water Act and the Navajo Nation Pesticide Act (collectively, the "Acts"). In October 1995, the Four Corners participants requested that the United States Secretary of the Interior resolve their dispute with the Navajo Nation regarding whether the Acts apply to operation of Four Corners. The Four Corners participants subsequently filed a lawsuit in the District Court of the Navajo Nation, Window Rock District, seeking, among other things, a declaratory judgment that (i) the Four Corners leases and federal easements preclude the application of the Acts to the operation of Four Corners; and (ii) the Navajo Nation and its agencies and courts lack adjudicatory jurisdiction to determine the enforceability of the Acts as applied to Four Corners. In October 1995, the Navajo Nation and the Four Corners participants agreed to stay the proceedings indefinitely so the parties may attempt to resolve the dispute without litigation. This matter remains inactive and the Company is unable to predict the outcome of this case.

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

                            OTHER LEGAL PROCEEDINGS

     The Company is a party to various other claims, legal actions and complaints. In many of these matters, the Company has excess casualty liability insurance which is applicable. Based upon a review of these claims and applicable insurance coverage, the Company believes that none of these claims will have a material adverse effect on the financial position, results of operations and cash flow of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock began trading on the American Stock Exchange on February 16, 1996 under the symbol "EE." The high and low sales prices for the Company's common stock, as reported in the consolidated reporting system of the American Stock Exchange, for the periods indicated below, were as follows:

                                                                  SALES PRICE
                                                            ---------------------
                                                               HIGH        LOW
                                                            ----------  ---------
1998
----

  First Quarter....................................         $  8 13/16  $ 6 3/8
  Second Quarter...................................           10 3/8      8 9/16
  Third Quarter....................................            9 15/16    7 9/16
  Fourth Quarter...................................            9 3/4      8

1997
----

  First Quarter....................................         $  7 15/16  $ 5 7/8
  Second Quarter...................................            7 5/8      5 1/2
  Third Quarter....................................            7 1/16     5 13/16
  Fourth Quarter...................................            7 1/2      5 1/2

     At March 16, 1999, there were 5,870 holders of record of the Company's common stock.

     The Company's ability to pay dividends on the common stock for the next several years will be limited by the financing arrangements entered into pursuant to the Reorganization. Pursuant to the First and Second Supplemental Indentures, so long as the Company's First Mortgage Bonds are outstanding and the series with the longest maturity is not rated "investment grade" by either Standard & Poor's Rating Service ("S&P") or Moody's Investors Service, Inc. ("Moody's"), the Company may not declare any dividend on the common stock, other than in additional shares of common stock, or make any other distribution on any shares of common stock unless, after giving effect thereto, the aggregate of all such dividends, distributions and certain other payments made by the Company since February 12, 1996 would be less than the sum of (i) 50% of the consolidated net income (as defined in the mortgage indenture) of the Company minus dividends paid with respect to the Series A Preferred Stock for the period from February 13, 1996 to the most recently ended fiscal quarter for which quarterly financial statements are available (or, if such consolidated net income is a deficit, less 100% of such deficit); plus (ii) 100% of the aggregate net proceeds received by the Company from the issuance or sale since February 12, 1996 of equity securities or debt securities that have been converted into equity securities; plus (iii) $10 million. Currently, the Company's First Mortgage Bonds are not rated investment grade.

     Pursuant to the terms of the reimbursement agreements related to four letters of credit issued with respect to the four series of pollution control revenue bonds and the terms of the amended and restated credit facility agreement for working capital and fuel financing, the same limitation contained in the First and Second Supplemental Indentures on the declaration of dividends would apply to the Company.

     On March 1, 1999, after obtaining required consents of holders of certain of the Company's outstanding debt securities, the Company used cash on hand to pay for the early redemption of the Series A Preferred Stock. The Company paid the redemption price, accrued cash dividends and premium aggregating $148.9 million, plus $1.4 million for fees and costs of securing the consents. See
Part II, Item 8, "Financial Statements and Supplementary Data - Note E of Notes to Financial Statements" for information regarding preferred stock.

ITEM 6.  SELECTED FINANCIAL DATA

 As of and for the following periods (In thousands except for share data):

                                                                         Period From  |  Period From
                                                                         February 12  |   January 1
                                                                              to      |       to
                                              Years Ended December 31,   December 31, |  February 11,    Years Ended December 31,
                                              -------------------------               |                ----------------------------
                                                 1998          1997          1996     |      1996          1995            1994
                                              -----------  ------------  ------------ |  ------------  ------------    ------------
                                                                                      |
Operating revenues..........................  $   602,221  $   594,038    $   523,974 |   $    54,949  $   504,617     $   536,760
Operating income............................      162,539      161,667        144,491 |         1,639       49,874          54,997
Income (loss) before extraordinary items....       57,073       54,568         41,919 |       118,198      (33,319)        (28,153)
Extraordinary gain on discharge of debt,                                              |
 net of income tax expense..................        3,343            -              - |       264,273            -               -
Extraordinary loss on repurchases of debt,                                            |
 net of federal income tax benefit..........            -       (2,775)             - |             -            -               -
Net  income (loss) applicable to common                                               |
 stock......................................       45,709       38,649         31,431 |       382,471      (33,319)        (28,153)
Basic earnings (loss) per common share:                                               |
 Income (loss) before extraordinary items...        0.704        0.689          0.523 |         3.325       (0.937)         (0.792)
 Extraordinary gain on discharge of debt,                                             |
  net of income tax expense.................        0.056            -              - |         7.435            -               -
 Extraordinary loss on repurchases of debt,                                           |
  net of federal income tax benefit.........            -       (0.046)             - |             -            -               -
 Net income (loss)..........................        0.760        0.643          0.523 |        10.760       (0.937)         (0.792)
Weighted average number of common                                                     |
 shares outstanding.........................   60,168,234   60,128,505     60,073,808 |    35,544,330   35,544,330      35,544,330
Diluted earnings (loss) per common share:                                             |
 Income (loss) before extraordinary items...        0.699        0.685          0.523 |         3.325       (0.937)         (0.792)
 Extraordinary gain on discharge of debt,                                             |
  net of income tax expense.................        0.055            -              - |         7.435            -               -
 Extraordinary loss on repurchases of debt,                                           |
  net of federal income tax benefit.........            -       (0.046)             - |             -            -               -
 Net income (loss)..........................        0.754        0.639          0.523 |        10.760       (0.937)         (0.792)
Weighted average number of common shares                                              |
 and dilutive potential common shares                                                 |
 outstanding................................   60,633,298   60,437,632     60,116,709 |    35,544,330   35,544,330      35,544,330
Additions to utility property, plant                                                  |
 and equipment..............................       54,790       48,837         35,980 |         4,892       71,473          49,404
Total assets................................    1,891,219    1,812,613      1,846,190       1,910,354  | 1,809,891       1,730,851
Long-term debt and financing and capital                                                               |
 lease obligations..........................      897,062      966,810      1,046,173       1,164,328  |         -               -
Debt and obligations subject to compromise..            -            -              -               -  | 1,608,091       1,537,303
Preferred stock.............................      135,744      121,319        108,426         100,000  |    81,464          81,464
Common stock equity (deficit)...............      417,278      369,640        331,257         300,000  |  (418,763)       (385,966)
                                              ===========  ===========    ===========     ===========  |==========     ===========

_______________

     The selected financial data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8, "Financial Statements and Supplementary Data."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Statements in this document, other than statements of historical information, are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, as well as other oral and written forward-looking statements made by or on behalf of the Company from time to time, including statements contained in the Company's filings with the Securities and Exchange Commission and its reports to shareholders, involve known and unknown risks and other factors which may cause the Company's actual results in future periods to differ materially from those expressed in any forward-looking statements. Any such statement is qualified by reference to the risks and factors discussed below under the headings "Operational Prospects and Challenges," "Liquidity and Capital Resources" and "Year 2000 Preparedness," as well as in the Company's filings with the Securities and Exchange Commission, which are available from the Securities and Exchange Commission or which may be obtained upon request from the Company. The Company cautions that the risks and factors discussed below and in such filings are not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

                     OPERATIONAL PROSPECTS AND CHALLENGES

     The Texas Rate Stipulation has provided the Company with a stable base of retail revenues in Texas during a period in which the Company has substantially reduced its fixed obligations. The New Mexico Settlement provides a similar level of certainty in the Company's New Mexico rates, although of shorter duration. As discussed below, the New Mexico Settlement includes an annual base revenue reduction of $4.6 million, exclusive of the Company's annual $0.4 million contribution for low-income assistance in New Mexico. The Company and all signatories to the Texas Settlement Agreement have reached an agreement, subject to Texas Commission approval, providing for comparable annual revenue reductions in Texas of approximately $15.4 million and approval of all Company fuel expenses for the 42-month period currently subject to reconciliation.

     In return for these rate reductions, the Company believes that it will have achieved in both Texas and New Mexico a new period of revenue stability at levels that will permit it to further reduce its debt while continuing to address issues raised by industry restructuring and competition. During this period, the Company's strategic goals include (i) serving the growing need for electricity within its retail service territory; (ii) continuing to focus on its strategic location on the border with Mexico; (iii) enhancing long-term relationships with its largest retail customers; (iv) continuing to reduce operating costs; and (v) developing an energy-related services business.

     The New Mexico Settlement provides for (i) a total annual jurisdictional base revenue reduction of $4.6 million; (ii) a 30-month moratorium on rate increases or decreases in New Mexico; (iii) the elimination of the need for future fuel reconciliations in New Mexico by incorporating the existing fixed fuel factor into rates; (iv) an increased degree of ratemaking certainty for the future achieved by an agreement among the signatories reducing the net value of certain assets by approximately $40 million on a New Mexico jurisdictional basis for ratemaking purposes (but with no effect on book values), while establishing the signatories' agreement that the Company is entitled to 100% recovery of such revalued assets; and (v) the ability to enter into long-term rate contracts with commercial and industrial customers in New Mexico. The New Mexico Settlement became effective on October 26, 1998. Additionally, as a result of the New Mexico Settlement, the Company will contribute $0.4 million annually ($1.0 million over the term of the moratorium period) to a social services agency in Dona Ana County providing assistance to low-income individuals. Although the New Mexico Settlement was structured to allow recovery of previously underrecovered fuel balances, the order adopting the New Mexico Settlement does not support the recognition of this asset in the Company's financial statements under existing accounting standards. The Company wrote off the book value of undercollected fuel revenues in its New Mexico jurisdiction as of September 30, 1998, which amounted to $3.8 million, net of tax, although the Company believes that, based on current estimates of future fuel prices and operating costs, it will recover 100% of these amounts. The Company negotiated the New Mexico Settlement so as to substantially reduce the likelihood of additional rate reductions during the moratorium period. However, in light of the regulatory framework in New Mexico and the movement toward competition, there can be no assurance that the Company will be able to maintain its rates at the new levels.

     Following the New Mexico Settlement, the Company offered to enter into a comparable agreement in Texas. Based upon that offer, the Company entered into the Texas Settlement Agreement providing for: (i) a total annual jurisdictional base revenue reduction of approximately $15.4 million; (ii) reconciliation of the Company's fuel expenses through December 31, 1998, with no disallowance; and
(iii) an agreement to use 50% of all Palo Verde performance rewards related to evaluation periods after 1997, when collected, for low-income assistance and for Demand-Side Management ("DSM") programs, primarily focused on small business customers, through the end of the Freeze Period. The parties have executed the Texas Settlement Agreement and filed it with the Texas Commission, the City of El Paso and all other municipalities having jurisdiction. The Company anticipates the Texas Commission will consider and approve the Texas Settlement Agreement in the near future.

     The Company faces a number of challenges which could negatively impact its operations and financial results. The primary challenge is the risk of increased costs, including the risk of additional or unanticipated costs at Palo Verde resulting from (i) increases in operation and maintenance expenses; (ii) the possible replacement of steam generators; (iii) an extended outage of any of the Palo Verde units; (iv) increases in estimates of decommissioning costs; (v) the storage of radioactive materials; and (vi) compliance with the various requirements and regulations governing commercial nuclear generating stations. At the same time, the Company's revenues, which will be reduced from current levels as a result of the New Mexico Settlement and the Texas Settlement Agreement, are effectively capped. There can be no assurance that the Company's revenues will be sufficient to recover any increased costs, including any such increased costs in connection with Palo Verde or increases in other costs of operation, whether as a result of higher than anticipated levels of inflation, changes in tax laws or regulatory requirements, or other causes.

     Another risk to the Company's operations is the potential loss of customers. The Company's wholesale and large retail customers have, in varying degrees, additional alternate sources of economical power, including co-generation of electric power. For example, a 504 MW combined-cycle generating plant located in Samalayuca, Chihuahua, Mexico, which became fully operational at the end of 1998, gave the CFE the current capacity to supply electricity to portions of northern Chihuahua, including the geographic area previously served by the Company. In addition, the New Mexico State Legislature has passed legislation which purportedly gives Las Cruces the authority to condemn the Company's distribution system and related assets located within its city limits, and on February 26, 1999, Las Cruces filed its eminent domain proceeding. If Las Cruces succeeds in its efforts, the Company could lose its Las Cruces customer base, which currently represents approximately 8% of annual operating revenues, although the Company would receive "just compensation" as established by the court. If the Company loses a significant portion of its retail customer base or wholesale sales, the Company may not be able to replace such revenues through either the addition of new customers or an increase in rates to remaining customers. See Part I, Item 3, "Legal Proceedings - Litigation with Las Cruces."

     In recent years, the United States has closed a large number of military bases and there can be no assurance that Holloman Air Force Base ("Holloman"), White Sands Missile Range ("White Sands") or the United States Army Air Defense Center at Fort Bliss ("Ft. Bliss") will not be closed in the future or that the Company will not lose all or some of its military base sales. The Company's sales to the military bases represent approximately 3% of annual operating revenues. The Company signed a contract with Ft. Bliss in December 1998, under which Ft. Bliss will take service from the Company through December 2008. The Company has a contract to provide retail electric service to Holloman for a ten-year term which began in December 1995. In August 1996, the Army advised the Company that White Sands would continue to purchase retail electric service from the Company pursuant to the existing retail service contract for an indefinite period. The Army will provide the Company written notice of termination of such contract not less than one year in advance of the termination date.

     Finally, the electric utility industry in general is facing significant challenges and increased competition as a result of changes in federal provisions relating to third-party transmission services and independent power production, as well as potential changes in state regulatory provisions relating to wholesale and retail service. Both the Texas and New Mexico Commissions have conducted proceedings related to industry restructuring and stranded cost recovery; however, restructuring legislation has yet to be passed in Texas. In New Mexico, a comprehensive restructuring bill has been introduced in the 1999 New Mexico legislative session. The bill passed both houses of the legislature and is currently awaiting the signature of the governor to become law. The Company cannot predict whether the governor will sign or veto the restructuring legislation, nor whether the implementation of such legislation, if signed into law, will impact the Company's revenues and recovery of costs contemplated under the New Mexico Settlement. The potential effects of deregulation are particularly important to the Company because its rates are significantly higher than the national and regional averages. In the face of increased competition, there can be no assurance that such competition will not adversely affect the future operations, cash flow and financial condition of the Company.

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

     Long-term capital requirements of the Company will consist primarily of construction of electric utility plant and payment of interest on and retirement of debt. The Company has no current plans to construct any new generating capacity to serve retail load through at least 2004. Utility construction expenditures will consist primarily of expanding and updating the transmission and distribution systems and the cost of capital improvements and replacements at Palo Verde and other generating facilities.

     The Company anticipates that internally generated funds will be sufficient to meet its construction requirements, provide for the retirement of debt and enable the Company to meet other contingencies that may exist, such as compliance with environmental regulation, pending litigation, any claims for indemnification and Year 2000 remediation. At December 31, 1998, the Company had approximately $229.2 million in cash and cash equivalents. On February 8, 1999, the Company renewed the $100 million revolving credit facility, which now provides up to $70 million for nuclear fuel purchases and up to $50 million (depending on the amount of borrowings outstanding for nuclear fuel purchases) for working capital needs. At December 31, 1998, approximately $49.3 million had been drawn for nuclear fuel purchases. No amounts have been drawn on this facility for working capital needs.

     The Company has a high debt to capitalization ratio and significant debt service obligations. Due to the Texas Rate Stipulation, the Texas Settlement Agreement, the New Mexico Settlement and competitive pressures, the Company does not expect to be able to raise its base rates in the event of increases in non-fuel costs, increases in fuel costs in New Mexico or loss of revenues. Accordingly, as described below, debt reduction is a high priority for the Company in order to gain additional financial flexibility to address the evolving competitive market. During 1998, the Company temporarily suspended its repurchases of first mortgage bonds to accumulate cash. On March 1, 1999, after obtaining required consents of holders of certain of the Company's outstanding debt securities, the Company used cash on hand to pay for the early redemption of the Series A Preferred Stock. The Company paid the redemption price, accrued cash dividends and premium, aggregating $148.9 million, plus $1.4 million for fees and costs of securing the consents. As a result of the early redemption of the Series A Preferred Stock, the Company will avoid additional cash dividends of approximately $2.7 million that would have occurred through May 1, 1999, and $4.0 million quarterly thereafter until mandatory redemption in 2008. The Company will report the premium and other costs related to the preferred stock redemption as a reduction of net income applicable to common stock in the first quarter of 1999 which will result in a one-time decrease in diluted earnings per common share of $0.15. The preferred stock had an annual dividend rate of 11.40%, which was paid through the issuance of additional shares of preferred stock for the first three years.

     The Company has significantly reduced its long-term debt following its emergence from bankruptcy in 1996. From June 1, 1996 through March 15, 1999, the Company repurchased approximately $231.3 million of first mortgage bonds as part of an aggressive deleveraging program and repaid the remaining $36.0 million of Series A First Mortgage Bonds at their maturity on February 1, 1999. The foregoing, together with the early redemption of Series A Preferred Stock have reduced the Company's annual interest expense and annual cash dividend requirements by approximately $20.6 million and $15.9 million, respectively. Long-term indebtedness as a percentage of capitalization was reduced from 74% at June 30, 1996 to 62% at December 31, 1998. Had the redemption of the Series A Preferred Stock occurred as of December 31, 1998, the Company's long-term indebtedness as a percentage of capitalization would have increased to 68% due to the significant reduction of the Company's total capitalization resulting from the preferred stock redemption.

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

     The degree to which the Company is leveraged could have important consequences on the Company's liquidity, including (i) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate or other purposes could be limited in the future and (ii) the Company's substantial leverage may place the Company at a competitive disadvantage by limiting its financial flexibility to respond to the demands of the competitive market and make it more vulnerable to adverse economic or business changes.

                       HISTORICAL RESULTS OF OPERATIONS

     Financial comparisons herein for the years ended December 31, 1998, 1997 and 1996 are based on the results of operations of the Reorganized Company for the years ended December 31, 1998 and December 31, 1997 and the combined results of the Reorganized Company for the period February 12, 1996 to December 31, 1996 and the Predecessor Company for the period January 1, 1996 to February 11, 1996.

                                                                                  Period From
                                                                                  February 12
                                                          Years Ended                  to
                                                          December 31,             December 31,
                                                  -----------------------------
                                                      1998            1997             1996
                                                  --------------  --------------  -----------------
Net Income Applicable to Common
 Stock Before Extraordinary Items
 (In thousands)...............................    $    42,366     $    41,424     $    31,431
Diluted Earnings Per Common Share
 Before Extraordinary Items...................          0.699           0.685           0.523

     Operating revenues net of energy expenses increased $11.7 million in 1998 compared to 1997 primarily due to increased volume of economy sales at higher margins. Operating revenues net of energy expenses increased $4.7 million in 1997 compared to 1996 primarily due to increased retail and wholesale kWh sales, partially offset by reduced revenue per kWh from the CFE.

     Comparisons of kWh sales and operating revenues are shown below (In thousands):

                                                                                            Increase/(Decrease)
                                                                                           ----------------------
Years Ended December 31:                         1998                1997                  Amount         Percent
------------------------                         ----                ----                  ------         -------
Electric kWh Sales:
  Retail Customers........................        5,948,221           5,784,447              163,774          2.8%
  Other Utilities.........................        1,757,880           1,897,885             (140,005)        (7.4)
                                                 ----------          ----------            ---------
   Total..................................        7,706,101           7,682,332               23,769          0.3
                                                 ==========          ==========            =========

Operating Revenues:
  Retail Customers........................       $  497,830          $  497,868            $     (38)        (0.0)%
  Other Utilities.........................          104,391              96,170                8,221          8.5
                                                 ----------          ----------            ---------
   Total..................................       $  602,221          $  594,038            $   8,183          1.4
                                                 ==========          ==========            =========


                                                                                            Increase/(Decrease)
                                                                                            -------------------
Years Ended December 31:                         1997                1996                  Amount         Percent
------------------------                         ----                ----                  ------         -------
Electric kWh Sales:
  Retail Customers........................        5,784,447           5,652,907              131,540          2.3%
  Other Utilities.........................        1,897,885           1,753,553              144,332          8.2
                                                 ----------          ----------             --------
   Total..................................        7,682,332           7,406,460              275,872          3.7
                                                 ==========          ==========             ========

Operating Revenues:
  Retail Customers........................       $  497,868          $  471,824             $ 26,044          5.5%
  Other Utilities.........................           96,170             107,099              (10,929)       (10.2)
                                                 ----------          ----------             --------
   Total..................................       $  594,038          $  578,923             $ 15,115          2.6
                                                 ==========          ==========             ========

     Other operations and maintenance expense increased $2.5 million in 1998 compared to 1997 primarily due to increased operations expense of $2.3 million. This increase was primarily due to (i) increased costs of the all employee bonus of $2.8 million; (ii) increased professional fees related to regulatory issues of $2.1 million; and (iii) a curtailment gain of $1.9 million on discontinued employee benefits recorded in 1997 with no corresponding event in 1998. These increases were partially offset by (i) decreased outside services costs of $3.8 million; and (ii) decreased workers' compensation expense of $1.0 million.

     Other operations and maintenance expense decreased $12.0 million in 1997 compared to 1996 primarily due to decreased Palo Verde costs of approximately $8.7 million due to the lease accruals by the Predecessor Company, with no corresponding accrual by the Reorganized Company as a result of the reacquisition of the leased portion of Palo Verde in the Reorganization.

     The New Mexico Settlement charge of $6.3 million represents the write-off of the book value of undercollected fuel revenues in the Company's New Mexico jurisdiction.

     Depreciation and amortization expense increased $1.1 million in 1998 compared to 1997 due to an increase in depreciable plant balances.

     Depreciation and amortization expense increased $2.4 million in 1997 compared to 1996. The effect of an increase in depreciable plant balances following the reacquisition in the Reorganization of a portion of Palo Verde and the depreciation of such amounts over the period of the Texas Rate Stipulation was partially offset by a decrease in the book value of depreciable plant from fresh-start reporting adjustments. The effect of the implementation of fresh-start reporting and the accelerated depreciation of a portion of such amounts over the period of the Texas Rate Stipulation resulted in increased depreciation expense of $37.2 million for the period February 12, 1996 to December 31, 1996, which was partially offset by decreased nuclear decommissioning amortization. In accordance with the adoption of fresh-start reporting, the Company recognized the net present value of estimated future expenditures for nuclear decommissioning of approximately $84.9 million.

     Taxes other than income taxes increased $1.0 million in 1998 compared to 1997 primarily due to increases in Texas property taxes and revenue related taxes resulting from an increase in revenues in 1998. These increases were partially offset by a decrease in Arizona property taxes due to a decrease in the assessment ratio in 1998. The decrease of $1.2 million in 1997 compared to 1996 was primarily due to decreased Arizona property taxes resulting from a decrease in taxable nuclear plant.

     Other income decreased $3.1 million in 1998 compared to 1997 primarily due to a favorable litigation settlement in 1997 of $7.5 million, net of legal fees and expenses, partially offset by an increase in investment income of $5.4 million in 1998 resulting from the investment of higher levels of cash. The increase in other income of $3.8 million in 1997 compared to 1996 was also due to a favorable litigation settlement in 1997 of $7.5 million, net of legal fees and expenses, and an increase in investment income of $1.3 million in 1997 resulting from the investment of higher levels of cash. These increases were partially offset by a gain on sale of investment of $3.8 million and a favorable settlement of bankruptcy professional fees of $2.3 million in 1996.

     Interest charges decreased $4.7 million in 1998 compared to 1997, primarily due to a reduction in outstanding debt as a result of open market purchases of the Company's first mortgage bonds. The decrease of $8.9 million in 1997 compared to 1996 was primarily due to a reduction in outstanding debt as a result of open market purchases of the Company's first mortgage bonds and the extinguishment of certain debt.

     Income tax expense was essentially unchanged for 1998 compared to 1997 primarily due to changes in pre-tax income which were offset by permanent differences such as bankruptcy fee settlements and tax-exempt income. Income tax expense, excluding income tax benefits of $1.5 million related to the extraordinary loss on repurchases of debt, increased $11.5 million in 1997 compared to 1996 primarily due to changes in pre-tax income, including a favorable litigation settlement and certain permanent differences.

     The reorganization items benefit recorded by the Predecessor Company upon emergence from bankruptcy consisted of the effects of the Texas Rate Stipulation and deferred income tax benefits related to the Reorganization. These benefits were partially offset by (i) the adjustments of assets to their reorganization value and liabilities to their fair market values; (ii) provisions for settlement of claims; and (iii) professional fees and other expenses. There were no comparable amounts in 1998 or 1997.

     Extraordinary gain on discharge of debt of $3.3 million in 1998, net of income tax expense of $2.1 million, represents unclaimed and undistributed funds designated for the payment of preconfirmation claims which reverted to the Company pursuant to the Plan. Extraordinary gain on discharge of debt for the Predecessor Company for the period January 1, 1996 to February 11, 1996 represents forgiven indebtedness resulting from the Reorganization, primarily related to the extinguishment of Palo Verde Lease obligations.

     Extraordinary loss on repurchases of debt of $2.8 million in 1997, net of federal income tax benefit of $1.5 million, represents the payment of premiums on debt repurchased and the recognition of unamortized issuance expenses on that debt with no comparable amounts in 1998 or 1996.

     Allowance for doubtful accounts decreased $3.4 million as of December 31, 1998 compared to December 31, 1997 primarily due to the write-off of previously reserved receivable amounts related to the bankruptcy settlements of two large industrial customers.

     The Company has an Energy Services Business Unit (the "ESBU") which began developing energy efficient products and services in 1997. The ESBU offers customers pricing options, as well as value-added products and services that give them greater value for the kWh purchased from the Company. The revenues and expenses related to the operations of the ESBU have not been material to date.

     For the last several years, inflation has been relatively low and, therefore, has had little impact on the Company's results of operations and financial condition.

     In 1998, the Company implemented SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which did not have a material effect on the Company's financial statements. See Item 8, "Financial Statements and Supplementary Data - Note A of Notes to Financial Statements." There are no new accounting standards pending implementation by the Company which would have a material effect on the Company's financial statements.

                            YEAR 2000 PREPAREDNESS

     The Company faces the same concerns relating to the Year 2000 ("Y2K") problem as other companies that use computers. The problem is that many computer programs use only the last two digits to refer to a year. Consequently, these programs may not recognize a year that begins with "20" instead of the familiar "19". Therefore, applications that are date sensitive may not function properly. Problems may arise in the Company's information technology ("IT") systems, including those that allow the Company to operate generation, transmission and distribution facilities, manage customer billing accounts and conduct other functions needed to operate the Company's business. Affected non-IT systems (containing embedded chips that are date sensitive) can include electric meters, security systems, substation generators, communication systems and many other devices.

     The Company has defined "mission critical" systems as those that could affect service to its customers or could otherwise result in a permanent and significant financial loss to the Company, if they fail to function properly. The Company's goal is that all mission critical systems and applications be suitable for continued use into the year 2000 ("Y2K ready") by June 30, 1999, and that all systems and applications will be Y2K ready by December 31, 1999. The Company began addressing the Y2K problem during the last quarter of 1996 with a program consisting of four major phases: inventory, assessment, remediation and testing for Y2K readiness.

     The Company started the inventory phase for its IT systems in October 1996 and for its non-IT systems in February 1998. Each has now been completed. The Company will, however, continue to update the information as appropriate, such as when the Company purchases new software or hardware.

     The Company has substantially completed the assessment phase on its IT systems. Assessment of non-IT systems is currently in progress. The assessment phase is complete for substantially all mission critical systems. As the Company purchases new software and other products in 1999, additional readiness assessments will be performed.

     The third phase of the Y2K program is remediation. While the Company is employing remediation procedures generally accepted as standard, there are no guarantees such efforts will be entirely successful. At this point, the Company believes it has completed remediation on more than half of its IT and non-IT systems. The Company expects to have completed the remediation phase for substantially all mission critical systems by June 30, 1999.

     The Company will continue to test for Y2K readiness throughout 1999. With respect to IT systems, the Company estimates that more than half of the planned testing has already been completed. Testing for non-IT systems is currently underway. The Company intends to test substantially all of its IT systems and to utilize representative sample testing with respect to some non-IT systems. The Company may also rely on vendor representations and reports of tests conducted by other parties with respect to certain IT and non-IT systems. The Company expects to have completed testing on substantially all mission critical systems by June 30, 1999.

     Because of the integrated nature of the Company's business with other utilities and its jointly-owned facilities operated by other utilities, the Company is inquiring about and reviewing the activities of the other utilities that comprise the integrated system. In addition, the Company is assessing the activities of its financial institutions and major suppliers and customers to determine their readiness for Y2K issues. The successful operation of Palo Verde and other energy sources, water companies, gas suppliers and other suppliers will be critical to the Company's ability to limit the impact of any
Y2K problems that may arise.   Given the complex nature of this problem and the
potential impacts on the Company of non-Y2K ready systems beyond its control, the Company cannot assure that it will not experience some outages or operational failures during the Y2K transition period.

     In December 1998, the Company retained the services of an independent consulting firm to review the Company's Y2K program, assess the remediation and testing procedures, and advise the

Company on the best way to proceed in the time remaining before January 1, 2000. As a result of the independent review, the Company in February 1999 reassigned the personnel in charge of its Y2K program and instituted various procedural and process modifications to improve the program.

     The Company has expensed substantially all costs of its Y2K program. As of December 31, 1998, the Company's expenditures on the Y2K program totaled approximately $1.4 million and were predominantly related to internal labor, diagnostic tools and server upgrades. Future expenses, to be incurred through 1999, are not expected to substantially exceed an additional $3.0 million and will include costs for remediation, consultation, independent verification, participation in North American Electric Reliability Council drills and contingency planning. Approximately half of all Y2K program expenses are expected to be internal labor costs.

     The Company has been advised by APS, operating agent for Palo Verde, that APS has inventoried and assessed essentially all mission critical IT and non-IT systems and equipment. APS's remediation and testing is expected to be completed by June 30, 1999, for all mission critical systems, except for those items that can only be completed during maintenance outages at Palo Verde, which will be completed for the last unit, which is substantially identical to the other two units, during the last half of 1999. APS has an internal audit/quality review team that is periodically reviewing the individual Y2K projects and their Y2K readiness.

     Failure by the Company to meet the challenges of the Y2K problem could have serious consequences. A malfunction in a system affecting the generation, transmission or distribution of energy to the Company's customers, whether caused by a problem with one of the Company's IT or non-IT systems or a system operated by a third party, could result in a disruption of service. The severity and cost of the problem would depend on numerous factors, including the scope and duration of any such disruption. If the disruption is severe enough, the Company's operations and financial condition could be adversely affected, the extent of which cannot be predicted.

     There are no guarantees that all vendor representations obtained by the Company will prove to be entirely accurate or that testing and remediation procedures employed by the Company will identify and correct 100% of potential Y2K-related problems. There remains a chance that on January 1, 2000 there will be some system failures. Therefore, the Company is also preparing contingency and continuity plans. The Company has always prepared for unexpected outages of its facilities (resulting from storms and other natural disasters) and, therefore, pre-existing emergency response plans form the core of the Company's electric system contingency plan. Procedures to deal with a wide array of difficulties resulting from the singular or simultaneous failure(s) of elements or systems related specifically to the Y2K transition period are also being developed based on the Company's basic contingency model. A draft of the Company's contingency plan was completed in December 1998, and the Company expects to complete the contingency plan by June 1999. The Company is also developing a business continuity plan for its business systems and processes that it expects to complete by December 31, 1999.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discussion regarding the Company's market-risk sensitive instruments contains forward-looking information involving risks and uncertainties. The statements regarding potential gains and losses are only estimates of what could occur in the future. Actual future results may differ materially from those estimates presented due to the characteristics of the risks and uncertainties involved.

     The Company is exposed to market risk due to changes in interest rates, equity prices and commodity prices. Substantially all financial instruments and positions held by the Company described below are held for purposes other than trading.

                              INTEREST RATE RISK

     The Company's interest rate risk relates primarily to debt financing issued to fund capital and nuclear fuel requirements. Currently, the Company does not have a plan to issue long-term debt within the next five years. The Company's long-term debt obligations are all fixed-rate obligations with varying maturities, except for the pollution control revenue bonds which are variable-rate bonds and nuclear fuel financing which is based on current commercial paper rates. The Company's variable-rate pollution control revenue bonds have an aggregate principal amount of $193.1 million. The near-term losses from reasonably possible near-term increases in interest rates would not be material to the Company's financial position, results of operations and cash flow. The interest rate risk related to the nuclear fuel financing is substantially mitigated through the operation of the Company's fuel and purchased power cost recovery clauses ("fuel clauses") in its Texas and wholesale rates. Under these fuel clauses, fuel expenses, including interest expense on the nuclear fuel financing, are passed through to the customers. Pursuant to the New Mexico Settlement, fuel costs are recovered through the Company's base rates and are not subject to periodic reconciliation for fluctuations in fuel costs. The interest rate risk related to the nuclear fuel financing for New Mexico fuel costs are not expected to be material to the Company's financial position, results of operations and cash flow.

     The Company's decommissioning trust funds consist of municipal bonds and equity securities in 1998 and only municipal bonds in 1997, carried at their market value. The Company faces interest rate risk related to the municipal bonds which are valued at $23.0 million and $38.4 million as of December 31, 1998 and 1997, respectively. A hypothetical 10% increase in the rates quoted by the bond market would result in $2.3 million and $3.8 million reduction in that fair value, respectively.

                               EQUITY PRICE RISK

     Beginning in 1998, the Company's decommissioning trust funds include marketable equity securities of approximately $23.7 million at December 31, 1998. A hypothetical 10% decrease in the prices quoted by stock exchanges would result in a $2.4 million reduction in fair value.

                             COMMODITY PRICE RISK



     The Company utilizes contracts of various durations for the purchase of natural gas and uranium concentrates to effectively manage its available fuel portfolio. These agreements contain fixed-priced and variable-priced provisions and are settled by physical delivery. The contracts with variable-pricing provisions are exposed to fluctuations in prices due to unpredictable factors, such as weather, which impacts supply and demand. However, the Company's exposure to fuel price risk is substantially mitigated through the operation of its fuel clauses for Texas and wholesale customers as described above.

Pursuant to the New Mexico Settlement, fuel costs are recovered through the Company's base rates and are not subject to periodic reconciliation for fluctuations in fuel costs. The near-term losses from reasonably possible near-term changes in market prices as they relate to the commodity price risk exposure for New Mexico fuel costs are not expected to be material to the Company's financial position, results of operations and cash flow.

     In the normal course of business, the Company utilizes contracts of various duration for the forward sale and purchases of electricity to effectively manage its available generating capacity. Such contracts include forward contracts for wholesale sales of generating capacity and energy during periods when the Company's available power resources are expected to exceed the requirements of its native load and wholesale customers. It may also include forward contracts for the purchase of wholesale capacity and energy during periods when the market price of electricity is below the Company's expected incremental power production costs. At December 31, 1998, there were no material open positions in these activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                   PAGE
                                                                                                   ----
Independent Auditors' Report.................................................................       39

Balance Sheets at December 31, 1998 and 1997.................................................       40

Statements of Operations for the years ended December 31, 1998, December 31, 1997, the period from February 12 to December 31, 1996, and the period from January 1 to February 11,
 1996........................................................................................       42

Statements of Comprehensive Operations for the years ended December 31, 1998, December 31,
 1997, the period from February 12 to December 31, 1996, and the period from January 1 to
 February 11, 1996...........................................................................       43

Statements of Changes in Common Stock Equity (Deficit) for the period from January 1 to
 February 11, 1996, the period from February 12 to December 31, 1996, the year ended
 December 31, 1997 and the year ended December 31, 1998......................................       44

Statements of Cash Flows for the years ended December 31, 1998, December 31, 1997, the period from February 12 to December 31, 1996, and the period from January 1 to February 11,
 1996........................................................................................       45

Notes to Financial Statements................................................................       46

                         INDEPENDENT AUDITORS' REPORT



The Shareholders and Board of Directors
El Paso Electric Company

We have audited the accompanying balance sheets of El Paso Electric Company as of December 31, 1998 and 1997 and the related statements of operations, comprehensive operations, changes in common stock equity (deficit), and cash flows for the years ended December 31, 1998 and 1997, the period February 12, 1996 to December 31, 1996, and the period January 1, 1996 to February 11, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note A of Notes to Financial Statements, the Company emerged from bankruptcy on February 12, 1996. The financial statements of the reorganized Company reflect assets at reorganization value and liabilities at fair value under fresh-start reporting as of February 12, 1996. As a result, the financial statements of the reorganized Company are presented on a different basis than those prior to the reorganization and, therefore, are not comparable in all respects.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of El Paso Electric Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997, the period February 12, 1996 to December 31, 1996, and the period January 1, 1996 to February 11, 1996, in conformity with generally accepted accounting principles.


                                                    KPMG LLP


El Paso, Texas
February 5, 1999

                           EL PASO ELECTRIC COMPANY
                                BALANCE SHEETS

                              ASSETS                                               DECEMBER 31,
                                                                     -----------------------------------------
                          (IN THOUSANDS)                                    1998                   1997
                                                                     ------------------     ------------------
UTILITY PLANT:
  Electric plant in service........................................  $        1,599,207     $        1,538,572
  Less accumulated depreciation and amortization...................             243,405                164,283
                                                                     ------------------     ------------------
     Net plant in service..........................................           1,355,802              1,374,289
  Construction work in progress....................................              54,641                 43,761
  Nuclear fuel; includes fuel in process of $8,031 and
     $9,910, respectively..........................................              89,784                 86,609
  Less accumulated amortization....................................              45,691                 40,142
                                                                     ------------------     ------------------
     Net nuclear fuel..............................................              44,093                 46,467
                                                                     ------------------     ------------------
       Net utility plant...........................................           1,454,536              1,464,517
                                                                     ------------------     ------------------

CURRENT ASSETS:
  Cash and temporary investments...................................             229,150                111,227
  Accounts receivable, principally trade, net of allowance for
     doubtful accounts of $1,738 and $5,124, respectively..........              64,735                 58,960
  Inventories, at cost.............................................              27,537                 27,130
  Net undercollection of fuel revenues.............................                   -                 13,870
  Prepayments and other............................................              16,896                  6,930
                                                                     ------------------     ------------------
       Total current assets........................................             338,318                218,117
                                                                     ------------------     ------------------

LONG-TERM CONTRACT RECEIVABLE......................................              23,139                 27,659
                                                                     ------------------     ------------------

DEFERRED CHARGES AND OTHER ASSETS:
  Accumulated deferred income taxes, net...........................              10,518                 43,208
  Decommissioning trust funds......................................              46,725                 38,438
  Other............................................................              17,983                 20,674
                                                                     ------------------     ------------------
       Total deferred charges and other assets.....................              75,226                102,320
                                                                     ------------------     ------------------

       TOTAL ASSETS................................................  $        1,891,219     $        1,812,613
                                                                     ==================     ==================

See accompanying notes to financial statements.

                           EL PASO ELECTRIC COMPANY
                          BALANCE SHEETS (CONTINUED)

                                     CAPITALIZATION AND LIABILITIES                                           DECEMBER 31,
                                                                                                    --------------------------------
                                  (IN THOUSANDS EXCEPT FOR SHARE DATA)                                  1998             1997
                                                                                                    -------------  -----------------
CAPITALIZATION:
  Common stock, stated value $1 per share, 100,000,000 shares authorized,
   60,122,377 and 60,060,034 shares issued and outstanding; and
   147,985 and 196,404 restricted shares, respectively............................................  $    60,270    $       60,256
  Capital in excess of stated value...............................................................      241,325           241,222
  Unearned compensation - restricted stock awards.................................................         (611)           (1,138)
  Retained earnings...............................................................................      115,193            69,484
  Accumulated other comprehensive income (loss) (unrealized gains (losses)
     on marketable securities), net of tax........................................................        1,101              (184)
                                                                                                    -----------    --------------
      Common stock equity.........................................................................      417,278           369,640
  Preferred stock, cumulative, no par value, 2,000,000 shares authorized:
    Redemption required - 1,357,444 and 1,213,188 shares issued and
    outstanding, respectively; at liquidation preference..........................................      135,744           121,319

  Long-term debt..................................................................................      872,213           938,562
  Financing and capital lease obligations.........................................................       24,849            28,248
                                                                                                    -----------    --------------
        Total capitalization......................................................................    1,450,084         1,457,769
                                                                                                    -----------    --------------

CURRENT LIABILITIES:
  Current maturities of long-term debt and financing and capital lease
     obligations..................................................................................       63,817            28,463
  Accounts payable, principally trade.............................................................       31,135            24,957
  Taxes accrued other than federal income taxes...................................................       20,316            19,292
  Interest accrued................................................................................       20,412            21,172
  Net overcollection of fuel revenues.............................................................        2,632                 -
  Other...........................................................................................       19,359            17,439
                                                                                                    -----------    --------------
        Total current liabilities.................................................................      157,671           111,323
                                                                                                    -----------    --------------

DEFERRED CREDITS AND OTHER LIABILITIES:
  Decommissioning.................................................................................      129,750            94,917
  Accrued postretirement benefit liability........................................................       80,477            75,531
  Accrued pension liability.......................................................................       33,880            33,909
  Other...........................................................................................       39,357            39,164
                                                                                                    -----------    --------------
        Total deferred credits and other liabilities..............................................      283,464           243,521
                                                                                                    -----------    --------------

COMMITMENTS AND CONTINGENCIES

        TOTAL CAPITALIZATION AND LIABILITIES......................................................  $ 1,891,219    $    1,812,613
                                                                                                    ===========    ==============

See accompanying notes to financial statements.

                           EL PASO ELECTRIC COMPANY
                           STATEMENTS OF OPERATIONS
                     (In thousands except for share data)

                                                                                                        PERIOD FROM  |  PERIOD FROM
                                                                                                        FEBRUARY 12  |   JANUARY 1
                                                                                                            TO       |     TO
                                                                        YEARS ENDED DECEMBER 31,       DECEMBER 31,  |  FEBRUARY 11,
                                                                     -------------------------------                 |
                                                                        1998                1997           1996      |     1996
                                                                     -----------         -----------    -----------  |  -----------
                                                                                                                     |
OPERATING REVENUES..............................................     $   602,221         $   594,038    $   523,974  |  $    54,949
                                                                     -----------         -----------    -----------  |  -----------
ENERGY EXPENSES:                                                                                                     |
  Fuel..........................................................         109,450             113,457         92,899  |       10,125
  Purchased and interchanged power..............................          20,610              20,130         17,821  |        2,282
                                                                     -----------         -----------    -----------  |  -----------
                                                                         130,060             133,587        110,720  |       12,407
                                                                     -----------         -----------    -----------  |  -----------
OPERATING REVENUES NET OF ENERGY EXPENSES.......................         472,161             460,451        413,254  |       42,542
                                                                     -----------         -----------    -----------  |  -----------
OTHER OPERATING EXPENSES:                                                                                            |
  Other operations..............................................         134,250             131,916        115,742  |       23,559
  Maintenance...................................................          34,955              34,782         34,702  |        4,743
  New Mexico Settlement charge..................................           6,272                   -              -  |            -
  Depreciation and amortization.................................          89,813              88,735         79,772  |        6,577
  Taxes other than income taxes.................................          44,332              43,351         38,547  |        6,024
                                                                     -----------         -----------    -----------  |  -----------
                                                                         309,622             298,784        268,763  |       40,903
                                                                     -----------         -----------    -----------  |  -----------
OPERATING INCOME................................................         162,539             161,667        144,491  |        1,639
                                                                     -----------         -----------    -----------  |  -----------
OTHER INCOME (DEDUCTIONS):                                                                                           |
  Investment income.............................................          11,506               6,095          4,796  |            -
  Litigation settlement, net....................................               -               7,500              -  |            -
  Settlement of bankruptcy professional fees....................           1,261                 362          2,305  |            -
  Gain on sale of investment....................................               -                   -          3,844  |            -
  Other, net....................................................          (1,730)                162           (681) |           50
                                                                     -----------         -----------    -----------  |  -----------
                                                                          11,037              14,119         10,264  |           50
                                                                     -----------         -----------    -----------  |  -----------
INCOME BEFORE INTEREST CHARGES..................................         173,576             175,786        154,755  |        1,689
                                                                     -----------         -----------    -----------  |  -----------
INTEREST CHARGES (CREDITS):                                                                                          |
  Interest on long-term debt....................................          80,967              86,117         85,633  |            -
  Other interest................................................           7,198               6,200          5,722  |            -
  Interest during reorganization................................               -                   -              -  |        9,569
  Interest capitalized and deferred.............................          (6,400)             (5,875)        (5,189) |         (412)
                                                                     -----------         -----------    -----------  |  -----------
                                                                          81,765              86,442         86,166  |        9,157
                                                                     -----------         -----------    -----------  |  -----------
INCOME (LOSS) BEFORE INCOME TAXES...............................          91,811              89,344         68,589  |       (7,468)
INCOME TAX EXPENSE (BENEFIT)....................................          34,738              34,776         26,670  |       (3,415)
                                                                     -----------         -----------    -----------  |  -----------
INCOME (LOSS) BEFORE REORGANIZATION ITEMS                                                                            |
  AND EXTRAORDINARY ITEMS.......................................          57,073              54,568         41,919  |       (4,053)
REORGANIZATION ITEMS, NET OF INCOME TAX BENEFIT.................               -                   -              -  |      122,251
                                                                     -----------         -----------    -----------  |  -----------
INCOME BEFORE EXTRAORDINARY ITEMS...............................          57,073              54,568         41,919  |      118,198
                                                                     -----------         -----------    -----------  |  -----------
EXTRAORDINARY ITEMS:                                                                                                 |
  Extraordinary gain on discharge of debt, net of                                                                    |
     income tax expense.........................................           3,343                   -              -  |      264,273
  Extraordinary loss on repurchases of debt, net of                                                                  |
     federal income tax benefit.................................               -              (2,775)             -  |            -
                                                                     -----------         -----------    -----------  |  -----------
                                                                           3,343              (2,775)             -  |      264,273
                                                                     -----------         -----------    -----------  |  -----------
NET INCOME......................................................          60,416              51,793         41,919  |      382,471
PREFERRED STOCK DIVIDEND REQUIREMENTS...........................          14,707              13,144         10,488  |            -
                                                                     -----------         -----------    -----------  |  -----------
NET INCOME APPLICABLE TO COMMON STOCK...........................     $    45,709         $    38,649    $    31,431  |  $   382,471
                                                                     ===========         ===========    ===========  |  ===========
 BASIC EARNINGS PER COMMON SHARE:                                                                                    |
  Income before extraordinary items.............................     $     0.704         $     0.689    $     0.523  |  $     3.325
  Extraordinary gain on discharge of debt, net of                                                                    |
     income tax expense.........................................           0.056                   -              -  |        7.435
  Extraordinary loss on repurchases of debt, net of                                                                  |
     federal income tax benefit.................................               -              (0.046)             -  |            -
                                                                     -----------         -----------    -----------  |  -----------
     Net income.................................................     $     0.760         $     0.643    $     0.523  |  $    10.760
                                                                     ===========         ===========    ===========  |  ===========
DILUTED EARNINGS PER COMMON SHARE:                                                                                   |
  Income before extraordinary items.............................     $     0.699         $     0.685    $     0.523  |  $     3.325
  Extraordinary gain on discharge of debt, net of                                                                    |
     income tax expense.........................................           0.055                   -              -  |        7.435
  Extraordinary loss on repurchases of debt, net of                                                                  |
     federal income tax benefit.................................               -              (0.046)             -  |            -
                                                                     -----------         -----------    -----------  |  -----------
     Net income.................................................     $     0.754         $     0.639    $     0.523  |  $    10.760
                                                                     ===========         ===========    ===========  |  ===========
                                                                                                                     |
WEIGHTED AVERAGE NUMBER OF COMMON SHARES                                                                             |
  OUTSTANDING...................................................      60,168,234          60,128,505     60,073,808  |   35,544,330
                                                                     ===========         ===========    ===========  |  ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND                                                                         |
  DILUTIVE POTENTIAL COMMON SHARES OUTSTANDING..................      60,633,298          60,437,632     60,116,709  |   35,544,330
                                                                     ===========         ===========    ===========  |  ===========

See accompanying notes to financial statements.

                           EL PASO ELECTRIC COMPANY
                    STATEMENTS OF COMPREHENSIVE OPERATIONS
                                (In thousands)

                                                                                                       PERIOD FROM   |  PERIOD FROM
                                                                                                       FEBRUARY 12   |   JANUARY 1
                                                                                                            TO       |      TO
                                                                         YEARS ENDED DECEMBER 31,      DECEMBER 31,  |  FEBRUARY 11,
                                                                        -------------------------                    |
                                                                           1998           1997            1996       |     1996
                                                                        -----------    ----------      ------------  |  -----------
                                                                                                                     |
NET INCOME......................................................        $   60,416     $    51,793     $    41,919   |  $   382,471
OTHER COMPREHENSIVE INCOME (LOSS):                                                                                   |
  Net unrealized gain (loss) on marketable securities, net                                                           |
     of federal income tax (expense) benefit of $(690),                                                              |
     $223, $(125) and $  - , respectively.......................             1,285            (416)            232   |            -
  Reclassification adjustment included in net                                                                        |
     income, net of federal income tax benefit of $93...........                 -               -               -   |         (172)
                                                                        ----------     -----------     -----------   |  -----------
COMPREHENSIVE INCOME............................................            61,701          51,377          42,151   |      382,299
PREFERRED STOCK DIVIDEND REQUIREMENTS...........................            14,707          13,144          10,488   |            -
                                                                        -----------    -----------    ------------   |  -----------
COMPREHENSIVE INCOME APPLICABLE TO COMMON STOCK.................        $   46,994     $    38,233    $     31,663   |  $   382,299
                                                                        ==========     ===========    ============   |  ===========

See accompanying notes to financial statements.

                           EL PASO ELECTRIC COMPANY
            STATEMENTS OF CHANGES IN COMMON STOCK EQUITY (DEFICIT)
                     (IN THOUSANDS EXCEPT FOR SHARE DATA)

                                                                                     UNEARNED
                                                                                  COMPENSATION-                 ACCUMULATED
                                                                    CAPITAL IN      RESTRICTED     RETAINED        OTHER
                                               COMMON STOCK          EXCESS OF        STOCK        EARNINGS    COMPREHENSIVE
                                         ------------------------
                                            SHARES       AMOUNT    STATED VALUE       AWARDS       (DEFICIT)   INCOME (LOSS)
                                         ------------  ----------  -------------  --------------  -----------  --------------
BALANCES AT DECEMBER 31, 1995..........   35,544,330   $ 339,097   $          -   $           -    $(758,032)    $       172
 Net income............................                                                              382,471
 Elimination of predecessor equity
   accounts............................  (35,544,330)   (339,097)                                    339,097
 Effects of fresh-start reporting
   adjustment to common stock equity...                                                               36,464            (172)
                                         -----------   ---------   ------------   -------------    ---------     -----------
BALANCES AT FEBRUARY 11, 1996..........            -           -              -               -            -               -
-------------------------------------------------------------------------------------------------------------------------------

 Issuance of common stock upon
   reorganization......................   59,999,981      60,000        240,000
 Capital stock expense.................                                                                 (596)
 Grants of restricted common
   stock...............................      180,000         180            768            (948)
 Amortization of unearned
   compensation........................                                                     190
 Preferred stock dividends.............                                                              (10,488)
 Net income............................                                                               41,919
 Other comprehensive income............                                                                                  232
                                         -----------   ---------   ------------   -------------    ---------     -----------
BALANCES AT DECEMBER 31, 1996..........   60,179,981      60,180        240,768            (758)      30,835             232
 Grants of restricted common
   stock...............................       84,255          84            491            (575)
 Amortization of unearned
   compensation........................                                                     195
 Repurchase of unrestricted
   common stock........................       (7,798)         (8)           (37)
 Preferred stock dividends.............                                                              (13,144)
 Net income............................                                                               51,793
 Other comprehensive loss..............                                                                                 (416)
                                         -----------   ---------   ------------   -------------    ---------     -----------
BALANCES AT DECEMBER 31, 1997..........   60,256,438      60,256        241,222          (1,138)      69,484            (184)
 Grants of restricted common
   stock...............................       26,675          27            169            (196)
 Amortization of unearned
   compensation........................                                                     709
 Repurchase of unrestricted
   common stock........................      (10,843)        (11)           (54)
 Forfeitures of restricted common
   stock...............................       (1,908)         (2)           (12)             14
 Preferred stock dividends.............                                                              (14,707)
 Net income............................                                                               60,416
 Other comprehensive income............                                                                                1,285
                                         -----------   ---------   ------------   -------------    ---------     -----------
BALANCES AT DECEMBER 31, 1998..........   60,270,362   $  60,270   $    241,325   $        (611)   $ 115,193     $     1,101
                                         ===========   =========   ============   =============    =========     ===========

                                            TOTAL
                                           COMMON
                                            STOCK
                                           EQUITY
                                          (DEFICIT)
                                         -----------
BALANCES AT DECEMBER 31, 1995..........  $ (418,763)
 Net income............................     382,471
 Elimination of predecessor equity
   accounts............................           -
 Effects of fresh-start reporting
   adjustment to common stock equity...      36,292
                                         ----------
BALANCES AT FEBRUARY 11, 1996..........           -
---------------------------------------------------


 Issuance of common stock upon
   reorganization......................     300,000
 Capital stock expense.................        (596)
 Grants of restricted common
   stock...............................           -
 Amortization of unearned
   compensation........................         190
 Preferred stock dividends.............     (10,488)
 Net income............................      41,919
 Other comprehensive income............         232
                                         ----------
BALANCES AT DECEMBER 31, 1996..........     331,257
 Grants of restricted common
   stock...............................           -
 Amortization of unearned
   compensation........................         195
 Repurchase of unrestricted
   common stock........................         (45)
 Preferred stock dividends.............     (13,144)
 Net income............................      51,793
 Other comprehensive loss..............        (416)
                                         ----------
BALANCES AT DECEMBER 31, 1997..........     369,640
 Grants of restricted common
   stock...............................           -
 Amortization of unearned
   compensation........................         709
 Repurchase of unrestricted
   common stock........................         (65)
 Forfeitures of restricted common
   stock...............................           -
 Preferred stock dividends.............     (14,707)
 Net income............................      60,416
 Other comprehensive income............       1,285
                                         ----------
BALANCES AT DECEMBER 31, 1998..........  $  417,278
                                         ==========

See accompanying notes to financial statements.

                           EL PASO ELECTRIC COMPANY
                           STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                                     PERIOD FROM  |   PERIOD FROM
                                                                                                     FEBRUARY 12  |    JANUARY 1
                                                                                                         TO       |       TO
                                                                       YEARS ENDED DECEMBER 31,     DECEMBER 31,  |  FEBRUARY 11,
                                                                      --------------------------                  |
                                                                         1998           1997            1996      |      1996
                                                                      -----------    -----------    ------------- |  -------------
                                                                                                                  |
CASH FLOWS FROM OPERATING ACTIVITIES:                                                                             |
  Net income........................................................    $ 60,416       $ 51,793        $  41,919  |   $   382,471
  Adjustments to reconcile net income to net cash provided                                                        |
   by operating activities:                                                                                       |
    Depreciation and amortization...................................     113,259        111,622           99,355  |         8,246
    Deferred income taxes and investment tax credit, net............      29,854         32,394           41,341  |        (3,116)
    New Mexico Settlement charge....................................       6,272              -                -  |             -
    Other operating activities......................................       3,919          2,552            2,487  |          (805)
    Extraordinary gain on discharge of debt, net of                                                               |
      income tax expense............................................      (3,343)             -                -  |      (264,273)
    Extraordinary loss on repurchases of debt, net of                                                             |
      federal income tax benefit....................................           -          2,775                -  |             -
    Gain on sale of investment......................................           -              -           (3,844) |             -
    Reorganization items, net of income tax benefit.................           -              -                -  |      (122,251)
  Change in:                                                                                                      |
    Accounts receivable.............................................      (5,775)        (1,373)           3,513  |         5,429
    Federal income tax receivable...................................           -         20,713          (20,713) |             -
    Inventories.....................................................        (407)         1,192              (32) |            90
    Prepayments and other...........................................      (4,479)         1,797           (1,974) |            34
    Long-term contract receivable...................................       4,520          3,398            2,333  |           293
    Accounts payable................................................       6,178        (12,258)          (4,038) |        (6,859)
    Interest accrued................................................        (760)        (1,978)          23,034  |             -
    Net under/overcollection of fuel revenues.......................      10,230        (11,945)         (12,709) |           417
    Other current liabilities.......................................       2,906            386           (1,242) |          (152)
    Deferred charges and credits....................................      10,445          5,520           (1,117) |         1,994
    Obligations subject to compromise...............................           -              -                -  |         9,430
    Revenues subject to refund......................................           -              -                -  |         2,785
                                                                        --------       --------        ---------  |   -----------
      NET CASH PROVIDED BY OPERATING ACTIVITIES.....................     233,235        206,588          168,313  |        13,733
                                                                        --------       --------        ---------  |   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:                                                                             |
  Cash additions to utility property, plant and equipment...........     (49,787)       (46,467)         (33,926) |        (4,724)
  Cash additions to nuclear fuel....................................     (15,409)       (22,539)         (14,123) |        (3,040)
  Interest capitalized to utility property, plant and                                                             |
    equipment and nuclear fuel......................................      (6,400)        (5,875)          (5,189) |          (412)
  Investment in decommissioning trust funds.........................      (6,312)        (6,023)          (5,960) |          (553)
  Other investing activities........................................      (2,623)          (550)            (108) |             -
  Proceeds from sale of investment..................................           -              -           20,183  |             -
                                                                        --------       --------        ---------  |   -----------
      NET CASH USED FOR INVESTING ACTIVITIES........................     (80,531)       (81,454)         (39,123) |        (8,729)
                                                                        --------       --------        ---------  |   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:                                                                             |
  Repurchases of and payments on long-term debt.....................     (30,698)       (86,771)        (117,528) |             -
  Net (repayments of) proceeds from financing obligations...........      (2,683)         5,369            3,320  |        43,309
  Redemption of capital lease obligations...........................      (1,400)        (1,272)            (364) |             -
  Capital stock expense.............................................           -              -             (596) |             -
  Proceeds from issuance of preferred stock.........................           -              -                -  |        97,500
  Proceeds from issuance of long-term debt..........................           -              -                -  |       778,120
  Redemption of obligations subject to compromise...................           -              -                -  |    (1,131,695)
                                                                        --------       --------        ---------  |   -----------
      NET CASH USED FOR FINANCING ACTIVITIES........................     (34,781)       (82,674)        (115,168) |      (212,766)
                                                                        --------       --------        ---------  |   -----------
NET INCREASE (DECREASE) IN CASH AND TEMPORARY INVESTMENTS...........     117,923         42,460           14,022  |      (207,762)
CASH AND TEMPORARY INVESTMENTS AT BEGINNING OF PERIOD...............     111,227         68,767           54,745  |       262,507
                                                                        --------       --------        ---------  |   -----------
CASH AND TEMPORARY INVESTMENTS AT END OF PERIOD.....................    $229,150       $111,227        $  68,767  |   $    54,745
                                                                        ========       ========        =========  |   ===========

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

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Bankruptcy Reorganization. On February 12, 1996 (the "Effective Date"), the Company emerged from a bankruptcy proceeding which it instituted in January 1992. As a result of the Company's emergence from bankruptcy (the "Reorganization"), the Company significantly reduced its debt and simplified its capital structure. The Company prior to the Reorganization (the "Predecessor Company") had total obligations subject to compromise of $2,007 million including obligations related to leases on portions of the Palo Verde Nuclear Generating Station ("Palo Verde") (the "Palo Verde Leases"), which represented $700 million of allowed claims in the Predecessor Company's voluntary petition for reorganization (the "Bankruptcy Case"). Under the Company's Fourth Amended Plan of Reorganization (the "Plan"), this debt and the Palo Verde Lease obligations were extinguished and the creditors received a combination of $212 million cash and newly issued debt and equity securities of the Company following the Reorganization (the "Reorganized Company") consisting of $1,189 million of long-term bonds and financing and capital lease obligations, $100 million of redeemable preferred stock and $255 million of common stock.

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

     Basis of Presentation. The Company maintains its accounts in accordance with the Uniform System of Accounts prescribed by the Federal Energy Regulatory Commission (the "FERC"). The Company determined that it does not meet the criteria for the application of Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation," and accordingly does not report the effects of certain actions of regulators as assets or liabilities unless such actions result in assets or liabilities under generally accepted accounting principles for commercial enterprises in general.

     The Company accounted for all transactions related to its Reorganization in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). As of the Effective Date, the Company applied "fresh-start" reporting in accordance with SOP 90-7 resulting in the creation of a new reporting entity having no retained earnings or accumulated deficit. In applying fresh-start reporting, the Company determined its

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS


reorganization value, which was allocated to the Company's assets, and recorded its liabilities at fair value. Reorganization value was determined as the value of the Company's capital structure, based on management's estimates of future operating results, less operational liabilities.

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

     Comprehensive Income. Certain gains and losses that are not recognized currently in the statements of operations are reported as other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income."

     Utility Plant. Upon adoption of fresh-start reporting, the Company revalued its utility plant. As of the Effective Date, the value allocated to the assets used in the Company's generation, transmission and distribution operations was based on the Company's estimate of the replacement cost less depreciation ("RCLD") and was derived from the value of the Company as a going concern rather than on an appraisal or other professional valuation of its assets. The RCLD of generation assets was calculated based on estimates of the current cost of gas-fired combined-cycle and combustion turbine power plants, adjusted for certain economic factors. Additions to utility plant subsequent to the Effective Date are reported at historical cost. Depreciation is provided on a straight-line basis over the estimated remaining lives of the assets (ranging from 5 years to 31 years), except for approximately $384 million of reorganization value allocated to net transmission, distribution and general plant in service. This amount is being depreciated over the ten-year period of a rate settlement (the "Texas Rate Stipulation"). Amortization of intangible plant (software) is provided on a straight-line basis over the estimated useful life of the asset (primarily three years).

     The Company charges the cost of repairs and minor replacements to the appropriate operating expense accounts and capitalizes the cost of renewals and betterments. Gains or losses resulting from retirements or other dispositions of operating property in the normal course of business are credited or charged to the accumulated provision for depreciation.

     The Company recorded a liability for the present value of the estimated decommissioning costs for the Company's interest in Palo Verde using an escalation rate of 3% and a discount rate of 6%. Accretion of the decommissioning liability is charged to interest charges in the statements of operations.

     The cost of nuclear fuel is amortized to fuel expense on a unit-of-production basis. A provision for spent fuel disposal costs is charged to expense based on requirements of the Department of Energy (the "DOE") for disposal cost of approximately one-tenth of one cent on each kWh generated.

     Impairment of Long-Lived Assets. The Company evaluates impairment of its long-lived assets and certain intangible assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An asset is deemed impaired if the sum of the expected future cash flows is less than the carrying amount of the asset.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS


     Capitalized Interest. The Company capitalizes, to construction work in progress, interest cost calculated in accordance with SFAS No. 34, "Capitalization of Interest Cost."

     Cash and Cash Equivalents. All temporary cash investments with an original maturity of three months or less are considered cash equivalents.

     Investments. The Company's marketable securities, included in decommissioning trust funds in the balance sheets, are reported at fair market value and consist primarily of equity securities and municipal bonds in trust funds established for decommissioning of its interest in Palo Verde which had a fair market value of approximately $46.7 million at December 31, 1998. Such marketable securities are classified as "available-for-sale" securities and as such unrealized gains and losses are included in accumulated other comprehensive income as a separate component of common stock equity.

     Inventories. Inventories, primarily parts, materials and supplies are stated at average cost not to exceed recoverable cost.

     Operating Revenues Net of Energy Expenses. The Company accrues revenues for services rendered but unbilled. Energy expenses are stated at actual cost incurred. The Company's Texas retail customers are presently being billed under fixed fuel factors approved by the Texas Commission. Rate tariffs currently applicable to certain FERC jurisdictional customers contain appropriate fuel and purchased power cost adjustment provisions designed to recover the Company's fuel and purchased power costs. Any difference between fuel cost and cash recovered from the Company's Texas and FERC jurisdictional customers is reflected as net over/undercollection of fuel revenues in the balance sheets.

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

     Earnings per Share. In 1997, the Company adopted the provisions of SFAS No. 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share. All per share amounts for prior periods presented have been restated to conform to the new standard. Basic earnings per common share is computed by dividing net income, after deducting the preferred stock dividend requirements, by the weighted average number of common shares outstanding. Diluted earnings per common share is computed by dividing net income, after deducting the preferred stock dividend requirements, by the weighted average number of common shares and dilutive potential common shares outstanding.

     Benefit Plans. See Note J for accounting policies regarding the Company's retirement plans and postretirement benefits.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS


     Stock Options and Restricted Stock. The Company has a long-term incentive plan which reserves shares of common stock for issuance to officers, key employees and non-employee directors through the award or grant of stock options and restricted stock. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Accordingly, compensation expense is recognized for the intrinsic value, if any, of option grants at measurement date ratably over the vesting period of the options. Compensation expense for the restricted stock awards is recognized for the fair value of the shares at the award date ratably over the restriction period. Unearned compensation related to restricted stock awards is shown as a reduction of common stock equity.

     Reclassifications. Certain amounts in the financial statements for 1997 and 1996 have been reclassified to conform with the 1998 presentation.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS


SUPPLEMENTAL STATEMENTS OF CASH FLOW DISCLOSURES (IN THOUSANDS)

                                                                                               PERIOD FROM   |  PERIOD FROM
                                                                                               FEBRUARY 12   |   JANUARY 1
                                                                 YEARS ENDED                        TO       |       TO
                                                                 DECEMBER 31,                  DECEMBER 31,  |   FEBRUARY 11,
                                                       -----------------------------------                   |
                                                            1998                1997               1996      |       1996
                                                       --------------      ---------------     ------------  |   ------------
                                                                                                             |
   Cash paid (refunded) for:                                                                                 |
     Income taxes paid............................          $   2,900          $    2,901        $     353   |    $       -
     Income taxes refunded........................                  -             (20,713)          (2,857)  |            -
     Interest on long-term debt...................             74,537              81,293           57,288   |        8,580
     Reorganization items - professional                                                                     |
       fees and other.............................              4,310               3,264            8,910   |        2,279
                                                                                                             |
   Non-cash investing and financing activities:                                                              |
     Issuance of preferred stock for                                                                         |
         pay-in-kind dividends....................             14,425              12,893            8,426   |            -
     Grants of restricted shares of                                                                          |
       common stock...............................                196                 575              948   |            -
     Property purchased through issuance                                                                     |
       of promissory note.........................                  -                   -              964   |            -
     Reorganized common stock                                                                                |
       exchanged for Predecessor                                                                             |
       common and preferred stock.................                  -                   -                -   |       45,000
     Reorganized common stock                                                                                |
       exchanged for settlement of                                                                           |
       obligations subject to                                                                                |
       compromise.................................                  -                   -                -   |      255,000
     Long-term debt exchanged for                                                                            |
       settlement of obligations subject                                                                     |
       to compromise..............................                  -                   -                -   |      151,834
     Plant in service reacquired through                                                                     |
       incurring obligation subject to                                                                       |
       compromise.................................                  -                   -                -   |      227,656

B.   RATE MATTERS

GENERAL

     The electric utility industry faces increasing pressure to become more competitive as legislative, regulatory, economic and technological changes occur. Federal and state legislative and regulatory initiatives, including proposals advanced in Texas and New Mexico, are designed to encourage competition in the industry and ultimately in the Company's service area. Together with increasing customer demand for lower priced electricity and other energy services, these measures have accelerated the industry's movement toward more competitive pricing and cost structures. Such competitive pressures could result in the loss of customers and diminish the ability of the Company to fully recover its

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS


investment in generation assets. This issue is particularly important to the Company because its rates are significantly higher than national and regional averages. In the face of increased competition, the Company may not be able to sustain retail rates at the levels established by the Texas Settlement Agreement and New Mexico Settlement discussed below through the periods specified by those agreements and, therefore, the Company's results of operations and cash flow may be adversely affected.

     Of particular importance to the Company is the issue of ultimate recoverability of "stranded costs," or costs previously found by regulatory authorities to be reasonable and prudent, but which are higher than would be recovered under immediate, full competition. There is substantial discussion and debate on this issue on both a national and state level and, at this time, there appears to be no clear solution. At the federal level, the FERC has announced, through a formal rulemaking, its intention to allow 100% recovery of all legitimate verifiable stranded costs attributable to FERC jurisdictional customers. Texas and New Mexico commissions and legislatures are engaged in various activities which are attempting to address the issue of stranded cost recovery.

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

     In January of each odd-numbered year, the Texas Commission is required to report to the Texas Legislature on the scope of competition in electric markets and the effect of competition and industry restructuring on customers in both competitive and noncompetitive markets. In its January 1997 report, the Texas Commission recommended a careful and deliberate approach to continued expansion of competition in the Texas electric market, ultimately leading to retail competition with certain safeguards, and recommended against any legislation that would introduce broad-based retail competition before 2000. In its January 1999 report, the Texas Commission, while not making a specific recommendation regarding restructuring legislation, reaffirmed its continued support for the timely move to a competitive retail market that provides adequate protections for customers and the opportunity for all market participants to benefit. Also, in 1998 the Texas Commission reported revised "excess of cost over market" ("ECOM") estimates, which is a means of measuring stranded costs for all Texas utilities. The Company's revised ECOM estimates range from a high of $1.5 billion to a low of $843 million, with an expected value of $1.2 billion, assuming full retail access in 1999.

     In 1997, the Texas Lieutenant Governor appointed a special interim committee to study the various issues involved in a possible transition to a competitive retail market. The committee held public hearings across the state receiving testimony from various parties, including investor-owned utilities, electric cooperatives, public power entities, power marketers, consumer advocates, environmental advocates and the public. On behalf of all investor-owned utilities, including the Company, the Association of Electric Companies of Texas testified that it would support retail competition that provides benefits to all consumers, maintains electric system reliability, provides for equitable treatment of all competitors and provides for the preservation of prior regulatory commitments. In January 1999,

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS


the special interim committee submitted its final report without specific legislative recommendations. The final report addresses various issues specifically associated with the development of a competitive retail electric market, particularly the structure of the market, stranded costs and market power concerns. The report states that competition in the electric power market has the potential to benefit all Texans, but restructuring the industry should only be undertaken with the utmost caution. The report also includes a summary of the state and local tax issues from a report by the Texas Comptroller of Public Accounts, which concludes that market-based revaluation of generation assets, unbundling and possible divestiture of assets and other aspects of restructuring will have an impact on local and state tax bases and revenues.

     Three comprehensive restructuring bills have been introduced in the 1999 Texas biennial legislative session, one of which was co-sponsored by several of the senators comprising the special interim committee, including the chairman of that committee. The Company cannot assure that any legislation will specifically recognize and accommodate the substantial benefits bargained for by the Company and the various parties to the Texas Rate Stipulation and the Texas Settlement Agreement discussed below. Any legislation that does not permit the Company to recover the costs reflected in rates under the Texas Rate Stipulation and the Texas Settlement Agreement could have a material adverse impact on the Company's financial condition, results of operations and cash flow.

     Texas Rate Stipulation and Texas Settlement Agreement. The Company's rates for its Texas customers are governed by a rate order entered by the Texas Commission adopting the Texas Rate Stipulation and Agreed Order. The Agreed Order implemented certain provisions of the Texas Rate Stipulation and set rates consistent with the Texas Rate Stipulation. Among other things, under the Texas Rate Stipulation: (i) the Company's base rates for most customers in Texas were fixed for the ten-year Freeze Period which began in August 1995; (ii) the City of El Paso granted the Company a new franchise that extends through the Freeze Period; (iii) the Company will retain 75% during the first five years of the Freeze Period and 50% during the remainder of the Freeze Period of (a) the revenues generated by providing third-party transmission services and (b) profit margins from certain off-system power sales; (iv) the Company's reacquisition of the Palo Verde leased assets was deemed to be in the public interest; and (v) all appeals of Texas Commission orders concerning the Company and all outstanding Texas Commission dockets concerning the Company's rates were resolved.

     Neither the Texas Rate Stipulation nor the Agreed Order deprives the Texas regulatory authorities of their jurisdiction over the Company during the Freeze Period. However, the Texas Commission determined in the Agreed Order that the rate freeze is in the public interest and results in just and reasonable rates. Further, the signatories to the Texas Rate Stipulation (other than the Texas Commission, General Counsel, the Texas Office of Public Utility Counsel and the State of Texas) agreed not to seek to initiate an inquiry into the reasonableness of the Company's rates during the Freeze Period and to support the Company's entitlement to rates at the freeze level throughout the Freeze Period. The Company believes, but cannot assure, that its cost of service will support rates at or above the freeze level throughout the Freeze Period and, therefore, does not believe any attempt to reduce the Company's rates would be successful. However, during the Freeze Period, the Company is precluded from seeking rate increases in Texas, even in the event of increased operating or capital costs. In the event of a merger, the parties to the Texas Rate Stipulation retain all rights provided in the Texas Rate Stipulation, their rights to participate as a party in any proceeding related to the merger, and the right to pursue a reduction in rates below the freeze level to the extent of post-merger synergy savings.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

     Following the New Mexico Settlement (see "New Mexico Rate Matters - New Mexico Settlement," below), the Company offered to enter into a comparable agreement in Texas. Based upon that offer, the Company entered into the Texas Settlement Agreement providing for: (i) a total annual jurisdictional base revenue reduction of approximately $15.4 million; (ii) reconciliation of the Company's fuel expenses through December 31, 1998, with no disallowance; and
(iii) an agreement to use 50% of all Palo Verde performance rewards related to evaluation periods after 1997, when collected, for low-income assistance and for Demand-Side Management ("DSM") programs, primarily focused on small business customers, through the end of the Freeze Period. See "Integrated Resource Plan" below. The parties have executed the Texas Settlement Agreement and filed it with the Texas Commission, the City of El Paso and all other municipalities having jurisdiction. The Company anticipates the Texas Commission will consider and approve the Texas Settlement Agreement in the near future.

     Fuel. Pursuant to Texas Commission rules, the Company must periodically make a filing to reconcile the revenues collected from Texas customers under its fixed fuel factor with the actual fuel and purchased power expenses incurred. Differences between revenues collected and expenses incurred during the reconciliation period are subject to a refund (in the case of an overrecovery of fuel costs) or surcharge (in the case of an underrecovery of fuel costs). The Texas Commission staff, local regulatory authorities such as the City of El Paso, and customers are entitled to intervene in a fuel reconciliation proceeding and to challenge the prudence of fuel and purchased power expenses. The Company's fuel expenses for its most recent reconciliation period of July 1995 through December 1998 were approved, without disallowance, as part of the Texas Settlement Agreement.

     Palo Verde Performance Standards. The Texas Commission has established performance standards for the operation of Palo Verde, pursuant to which each Palo Verde unit is evaluated annually to determine whether its three-year rolling average capacity factor entitles the Company to a reward or subjects it to a penalty. There are five performance bands based around a target capacity factor of 70%. The capacity factor is calculated as the ratio of actual generation to maximum possible generation. If the capacity factor, as measured on a station-wide basis for any consecutive 24-month period, should fall below 35%, the Texas Commission could reconsider the rate treatment of Palo Verde, regardless of the provisions of the Texas Rate Stipulation and the Texas Settlement Agreement. The removal of Palo Verde from rate base could have a significant negative impact on the Company's revenues and financial condition. Performance rewards and penalties for the evaluation periods ending in 1995, 1996 and 1997, as well as agreement regarding disposition of any future awards, have been resolved in the Texas Settlement Agreement and the Integrated Resource Plan ("IRP") stipulation.

     Integrated Resource Plan. Under Texas law and regulations of the Texas Commission, the Company was required to file its first IRP in June 1998. An IRP is to be filed every three years and covers a ten-year planning period. The Company's IRP was the culmination of a lengthy planning process involving the Company, its customers, the Texas Commission, consumer advocates and various special interest groups. The purpose of integrated resource planning is to ensure acquisition of the lowest cost, adequate resources necessary to meet the varied needs of the Company and its customers, and to ensure the equitable allocation and distribution of the benefits of such resource acquisitions and other system benefits to all customer classes. The Company entered into an agreement with all parties with respect to all IRP issues, and a Texas Commission order adopting the agreement was issued in January 1999. Pursuant to the agreement, the Company will meet its resource needs through a combination of short-

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS


term purchased power and a DSM program. Pursuant to the IRP, the Company expects to incur DSM expenditures annually of approximately $1.0 million through 2001. Additionally, in response to interest expressed by its customers and encouragement from the Texas Commission and environmental advocates, the Company has committed to the development of renewable resources. Pursuant to the stipulation settling the IRP, the Company has pledged $3.6 million of Palo Verde performance rewards expected to be collected by the Company as a result of the Texas Settlement Agreement as initial financing for the development of renewable resources. Finally, the Company has committed to fund low-income DSM programs for a three-year period beginning in 1999. The amount of the Company's DSM commitment totals approximately $1.0 million over the three-year period. The Company does not believe the IRP agreement will cause it to incur net costs materially in excess of those that would have been incurred in the absence of its IRP. Nevertheless, because of the Texas Rate Stipulation and the Texas Settlement Agreement, the Company will not be able to increase its rates to recover any increase in net costs actually experienced as a result of its IRP.

NEW MEXICO RATE MATTERS

     The New Mexico Commission has jurisdiction over the Company's rates and services in New Mexico and over certain other activities of the Company, including prior approval of the issuance, assumption or guarantee of securities. The New Mexico Commission's decisions are subject to judicial review. In January 1999, pursuant to a state constitutional amendment passed in 1996, the three-member appointed commission was replaced by an elected commission from five single-member districts, with regulatory responsibility for electricity, gas, water, telecommunications, insurance and securities activities within the state. The Company's New Mexico service area falls entirely within one district. The largest city in the Company's New Mexico service territory is the City of Las Cruces ("Las Cruces"), which in 1998 accounted for approximately 8% of the Company's total revenue.

     Since 1995, the New Mexico Commission has conducted hearings and facilitated debate regarding competition and the restructuring of regulation of the electric industry. Although these efforts failed to result in a consensus around which restructuring legislation could be drafted, the New Mexico investor-owned utilities, including the Company, have agreed to support legislation that would permit retail competition provided: (i) all customers have the opportunity to benefit; (ii) reliability of electric service is maintained; (iii) all energy suppliers are subject to the same laws and regulations; (iv) the price of electric generating capacity and electric energy is determined solely by market forces; (v) unbundled transmission and distribution functions remain subject to regulation; and (vi) each electric utility must have a reasonable opportunity to recover its stranded costs.

     In addition to efforts by the New Mexico Commission, the Interim Water and Natural Resources Committee, a joint legislative committee with oversight responsibility for the regulation of public utilities, has conducted public meetings and taken testimony regarding the potential effects of industry restructuring in New Mexico. The chairman of this committee has introduced a comprehensive restructuring bill in the 1999 New Mexico legislative session. Under this bill, retail customer choice would begin January 1, 2001, for public post-secondary educational institutions and public schools and for residential and small business customers. Retail customer choice would begin January 1, 2002, for all other customers. Utilities would be allowed to recover no less than 50% of its stranded costs with up to 100% recovery allowed if the New Mexico Commission determines that additional recovery is in the public interest, is necessary to maintain the utility's financial integrity or is necessary to continue

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS


adequate and reliable service and will not cause an increase in rates to residential and small business customers. Utilities would also be required to file transition plans addressing the various restructuring issues, including the recovery of stranded costs, by March 1, 2000. The New Mexico Commission could delay implementation of retail customer choice for up to one year. The chairman's bill passed both houses of the legislature before the end of the session and is currently awaiting the signature of the governor to become law. The Company cannot predict whether the governor will sign or veto the restructuring legislation, nor whether the implementation of such legislation, if signed into law, will impact the Company's revenues and recovery of costs contemplated under the New Mexico Settlement, discussed below.

     New Mexico Settlement. In October 1996, the New Mexico Commission issued an order requiring the Company to answer certain ratepayer complaints and to file a rate filing package, including cost of service data and supporting testimony. On July 15, 1998, the Company entered into the New Mexico Settlement with certain parties to its pending New Mexico rate case, including the New Mexico Commission staff and the New Mexico Attorney General, but not Las Cruces. Following a hearing on the New Mexico Settlement, and after considering Las Cruces' opposition, the New Mexico Commission issued an order adopting (with some modification) the New Mexico Settlement on September 24, 1998. The New Mexico Settlement provides for (i) a total annual jurisdictional base revenue reduction of $4.6 million; (ii) a 30-month moratorium on rate increases or decreases in New Mexico; (iii) the elimination of the need for future fuel reconciliations in New Mexico by incorporating the existing fixed fuel factor into rates; (iv) an increased degree of ratemaking certainty for the future achieved by an agreement among the signatories reducing the net value of certain assets by approximately $40 million on a New Mexico jurisdictional basis for ratemaking purposes (but with no effect on book values), while establishing the signatories' agreement that the Company is entitled to 100% recovery of such revalued assets; and (v) the ability to enter into long-term rate contracts with commercial and industrial customers in New Mexico. The New Mexico Settlement became effective on October 26, 1998. Additionally, as a result of the New Mexico Settlement, the Company will contribute $0.4 million annually ($1.0 million over the term of the moratorium period) to a social services agency in Dona Ana County providing assistance to low-income individuals. Although the New Mexico Settlement was structured to allow recovery of previously underrecovered fuel balances, the order adopting the New Mexico Settlement does not support the recognition of this asset in the Company's financial statements under existing accounting standards. The Company wrote off the book value of undercollected fuel revenues in its New Mexico jurisdiction as of September 30, 1998, which amounted to $3.8 million, net of tax, although the Company believes that, based on current estimates of future fuel prices and operating costs, it will recover 100% of these amounts. The Company negotiated the New Mexico Settlement so as to substantially reduce the likelihood of additional rate reductions during the moratorium period. However, in light of the national emphasis on competition, there can be no assurance that the Company will be able to maintain its rates at the new levels.

     Fuel. Prior to the New Mexico Settlement, the Company was required to make annual filings reconciling the revenues collected under its New Mexico fixed fuel factor with its New Mexico fuel and purchased power expenses, along with the results of the application of Palo Verde performance standards. As a result of the New Mexico Settlement, outstanding fuel issues from filings in 1997 and 1998 were satisfactorily resolved with no disallowance of fuel and purchased power costs or the performance rewards and with the existing fixed fuel factor incorporated into base rates.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

     Palo Verde Performance Standards. As a result of the New Mexico Settlement, the Palo Verde performance standards, which had been in place since 1986, were eliminated. Consequently, the Company is no longer entitled to a reward or exposed to a penalty in New Mexico resulting from the operations of Palo Verde. The performance standards report filed with the New Mexico Commission in January 1998 was the final such report and entitled the Company to a reward of $1.1 million, which is included in the underrecovered fuel balance added to the Company's base rates and amortized over a 60-month period.

FEDERAL REGULATORY MATTERS

     Federal Energy Regulatory Commission. The Company is subject to regulation by the FERC in certain matters, including rates for wholesale power sales, transmission of electric power and the issuance of securities.

     In April 1996, the FERC issued its Order No. 888, requiring all public utilities owning, operating or controlling facilities used for transmitting electricity in interstate commerce to allow access to their transmission facilities under minimum terms and conditions of non-discriminatory service, including transmission service for their own new wholesale sales and purchases of electric energy. Additionally, Order No. 888 permits public utilities to seek recovery of legitimate, prudent and verifiable stranded costs and provides a mechanism for the recovery of such costs. Order No. 888 also provides for recovery of stranded costs associated with former power customers and new municipally-owned entities becoming transmission-only customers as a result of a utility's providing open access transmission if the utility had a reasonable expectation of continuing to provide service to the departing customer. Order No. 888 established criteria under which stranded costs will be evaluated for contracts entered into prior to July 11, 1994 and for stranded costs resulting from the formation of any new municipal utilities. Recovery of stranded costs under contracts entered into after July 10, 1994 will be governed by the terms of those contracts.

     In April 1996, the FERC also issued Order No. 889, which requires all public utilities owning, operating or controlling facilities used for transmitting electricity in interstate commerce to develop and maintain an Open Access Same-Time Information System that will give existing and potential transmission users access to transmission-related information on a basis consistent with that available to a utility's employees engaged in the buying and selling of power. Order No. 889 further requires public utilities to separate their transmission and generation marketing functions and adopt standards of conduct ensuring that all open access transmission customers are treated in a non-discriminatory manner.

     Pursuant to Order No. 888, the Company filed its non-discriminatory open access transmission tariffs with the FERC in July 1996. The Company reached a settlement with the various parties regarding rates for transmission and ancillary services under these tariffs. However, the settlement, which was filed with the FERC in March 1997 and approved by the FERC in June 1998, did not resolve issues that had been raised with respect to the manner in which the Company will determine the amount of transmission capacity that is available for use by third parties desiring to use its transmission system. In August 1998, a FERC administrative law judge issued an Initial Decision in which he concluded that the manner in which the Company determines the amount of transmission capacity that is available for use by third parties is reasonable and consistent with FERC policies. The judge also concluded that the

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS


Company has no obligation under Order No. 888 to provide back-up generation services to third parties using its transmission system. Certain parties, including the Company, have filed exceptions to the Initial Decision. The Company cannot predict when the FERC will render a final decision on these issues. The Company does not expect a material financial impact to result from this FERC ruling.

     In July 1996, Las Cruces exercised its right under Order No. 888 to request that the Company calculate Las Cruces' stranded cost obligation should it leave the Company's system and operate its own municipal utility. For a discussion of this proceeding, see Note I.

     In order to procure a firm supply of electric power to serve its proposed municipal electric system, Las Cruces filed a request with the FERC in November 1998 for an order requiring the Company to sell wholesale power to Las Cruces pursuant to Section 202(b) of the Federal Power Act from July 1999 until such time as Las Cruces is able to secure firm transmission service and back-up generation service required to enable it to obtain reliable service from Southwestern Public Service Company ("SPS"). In January 1999, the FERC required the Company to sell electric energy to Las Cruces at a cost-based wholesale rate from July 1, 1999 until the earlier of the time Las Cruces begins receiving its power from a different supplier or one year. The Company submitted a proposed cost-based rate for the sale of electricity at wholesale to Las Cruces in compliance with the FERC's order in February 1999. The FERC has asked that all comments on the Company's compliance filing be submitted by April 2, 1999. The Company has also filed with the FERC a request for rehearing of the FERC's order and a motion for a stay of that order pending consideration of its request for rehearing. Both of these matters are currently pending before the FERC. Upon final FERC action, the Company may appeal the FERC's order to a United States Court of Appeals.

     Department of Energy. The DOE regulates the Company's exports of power to the Comision Federal de Electricidad de Mexico ("CFE"), the national electric utility of Mexico, pursuant to a license granted by the DOE and a presidential permit. The DOE has determined that all such exports over international transmission lines shall be made in accordance with Order No. 888. The DOE is also authorized to assess operators of nuclear generating facilities for a share of the costs of decommissioning the DOE's uranium enrichment facilities and for the ultimate costs of disposal of spent nuclear fuel.

     Nuclear Regulatory Commission. The Nuclear Regulatory Commission (the "NRC") has jurisdiction over the Company's licenses for Palo Verde and regulates the operation of nuclear generating stations to protect the health and safety of the public from radiation hazards and has authority to conduct environmental reviews pursuant to the National Environmental Policy Act.

WHOLESALE CUSTOMERS

     The Company provides Imperial Irrigation District ("IID") with 100 megawatts ("MW") of firm capacity and associated energy and 50 MW of system contingent capacity and associated energy pursuant to a 17-year agreement which expires April 30, 2002. The Company also provides Texas-New Mexico Power Company with up to 75 MW of firm power and associated energy through December 31, 2002. The contract amount for 1999 is 25 MW.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

     The Company's one-year 1998 sales agreement for firm capacity and associated energy to the CFE terminated on December 31, 1998. Revenues under the contract totaled $34.6 million, representing approximately 5.7% of the Company's total revenues. The Company does not expect to provide similar services in 1999 since the CFE's Samalayuca II generation project went into service in 1998. The Company cannot predict when, or if, future power sales opportunities to the CFE will materialize, or whether, in the event such opportunities do materialize, the Company would be the provider.

C.   PALO VERDE AND OTHER JOINTLY-OWNED UTILITY PLANT

     The Company owns a 15.8% interest in each of the three nuclear generating units and common facilities at Palo Verde. The Palo Verde Participants include the Company, five other utilities and Arizona Public Service Company ("APS"), which serves as operating agent for Palo Verde. The operation of Palo Verde and the relationship among the Palo Verde Participants is governed by the Arizona Nuclear Power Project Participation Agreement (the "ANPP Participation Agreement").

     Other jointly-owned utility plant includes 7% of Units 4 and 5 at Four Corners Generating Station ("Four Corners") and certain other transmission facilities. A summary of the Company's investment in jointly-owned utility plant, excluding fuel, at December 31, 1998 and 1997 is as follows (In thousands):

                                                  DECEMBER 31, 1998                DECEMBER 31, 1997
                                           ----------------------------     --------------------------------
                                             PALO VERDE                        PALO VERDE
                                              STATION          OTHER             STATION           OTHER
                                           --------------   -----------     --------------   ---------------
     Electric plant in service...........     $602,061         $180,185          $573,218         $180,815
     Accumulated depreciation............      (64,595)         (40,959)          (46,589)         (27,078)
     Construction work in progress.......       14,084            2,710            12,545            2,249

     Pursuant to the ANPP Participation Agreement, the Palo Verde Participants share costs and generating entitlements in the same proportion as their percentage interests in the generating units, and each participant is required to fund its proportionate share of fuel, other operation, maintenance and capital costs, which, except capital costs, are included in the corresponding expense captions in the statements of operations. The Company's total monthly share of these costs was approximately $6.7 million in 1998. The ANPP Participation Agreement provides that, if a participant fails to meet its payment obligations, each non-defaulting participant shall pay its proportionate share of the payments owed by the defaulting participant.

     Decommissioning. Pursuant to the ANPP Participation Agreement and federal law, the Company is required to fund its share of the estimated costs to decommission each Palo Verde unit over the estimated service life of 40 years. The Company's funding requirements are determined periodically based upon engineering cost estimates performed by outside engineers retained by the ANPP.

     In December 1998, the Palo Verde Participants approved an updated decommissioning study. The 1998 study determined that the Company will have to fund approximately $280.5 million (stated in 1998 dollars) to cover its share of decommissioning costs. Cost estimates for decommissioning have

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS


increased with each study. The previous cost estimate from a 1995 study determined that the Company would have to fund approximately $229 million (stated in 1995 dollars). The 1998 estimate reflects a 22% increase from the previous 1995 estimate primarily due to increases in estimated costs for spent fuel storage after operations have ceased. See "Spent Fuel Storage" below.

     Although the 1998 study was based on the latest available information, there can be no assurance that decommissioning cost estimates will not continue to increase in the future or that regulatory requirements will not change. In addition, until a new low-level radioactive waste repository opens and operates for a number of years, estimates of the cost to dispose of low-level radioactive waste are subject to significant uncertainty. The decommissioning study is updated every three years and a new study will be completed in 2001. See "Disposal of Low-Level Radioactive Waste" below.

     The rate freeze under the Texas Rate Stipulation and the rate reduction under the Texas Settlement Agreement would preclude the Company from seeking a rate increase in Texas to recover increases in decommissioning cost estimates. The New Mexico Settlement would preclude the Company from seeking a rate increase to recover increases in decommissioning cost estimates during the 30-month moratorium. Additionally, there can be no assurance that the Company could increase its wholesale power rates to recover such increased costs.

     The Company has established external trusts with independent trustees, which enable the Company to record a current deduction for federal income tax purposes of a portion of amounts funded. As of December 31, 1998, the fair market value of the trust funds was approximately $46.7 million, which is reflected in the Company's balance sheets in deferred charges and other assets.

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

     The projected service lives of the units' steam generators are reassessed by APS periodically in conjunction with inspections made during outages of the Palo Verde units. APS has determined that it will be economically desirable to replace the Unit 2 steam generators, which have been the most affected by tube cracking. In 1997, the Palo Verde Participants unanimously approved the purchase of one set of spare steam generators for delivery in September 2002. The Company's share of the cost is approximately $12.9 million. Palo Verde Participants have unanimously approved funding pre-installation activities through 1999. The Company will continue to analyze the economic feasibility of steam generator replacement or other options that may be available in connection with the operation of Unit 2. The costs for the construction and shipping of the spare steam generators are expected to be incurred through 2002. Installation costs would be expected to be incurred between 1999 and 2003, subject to unanimous approval of Palo Verde Participants, with the bulk of the expenditures after 2000. The Company's portion of total costs associated with construction and potential installation of new steam generators in Unit 2, including replacement power costs and costs that would otherwise have been expended through the operation and maintenance budget, is currently estimated not to exceed $40 million. The Company cannot predict whether the Palo Verde Participants will agree to install the

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS


replacement steam generators at Unit 2. APS has also stated that, based on the latest available data, it estimates that the steam generators in Units 1 and 3 should operate for their designated lives of 40 years (to 2025 and 2027, respectively). APS will reassess the expected lives of these steam generators periodically.

     The Texas Rate Stipulation precludes the Company from seeking a rate increase during the Freeze Period to recover capital costs associated with such replacement of steam generators. It is uncertain whether the costs associated with replacing the Unit 2 steam generators would be approved by the New Mexico Commission and included in the Company's rate base in New Mexico. Additionally, there can be no assurance that the Company could increase its wholesale power rates to recover such capital costs.

     Spent Fuel Storage. The spent fuel storage facilities at Palo Verde have sufficient capacity to store all fuel expected to be discharged from normal operation of all three Palo Verde units through at least 1999. APS anticipates requesting approval from the NRC to use more of the space in the existing spent fuel storage facilities to extend the available storage capacity into 2003. Alternative on-site storage facilities are currently being constructed to supplement existing facilities. Spent fuel will be removed from the original facilities as necessary and placed in special storage casks which will be stored at the new facilities until accepted by the DOE for permanent disposal. The alternative facilities will be built in stages to accommodate casks on an as needed basis and are expected to be available for use by 2003.

     Pursuant to the Nuclear Waste Policy Act of 1982, as amended in 1987 (the "Waste Act"), the DOE is obligated to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by all domestic power reactors. In accordance with the Waste Act, the DOE entered into a spent nuclear fuel contract with the Company and all other Palo Verde Participants.
In November 1989, the DOE reported that its spent nuclear fuel disposal facilities would not be in operation until 2010. Subsequent judicial decisions required the DOE to start accepting spent nuclear fuel no later than January 31, 1998. The DOE did not meet that deadline, and it can not currently be estimated when spent fuel shipments to the DOE's permanent disposal site will commence. The 1998 decommissioning study assumes that only 14 of 333 spent fuel casks will have been removed from Palo Verde by 2037 when title to the remaining spent fuel is assumed to be transferred to the DOE. In January 1997, the Texas Commission established a project to evaluate what, if any, action it should take with regard to payments made to the DOE for funding of the DOE's obligation to start accepting spent nuclear fuel by January 31, 1998. After receiving initial comments, no further action has been taken on the project.

     In July 1998, APS filed, on behalf of all Palo Verde Participants, a Petition for Review with the United States Court of Appeals for the District of Columbia Circuit regarding the DOE's failure to comply with its obligation to begin accepting spent nuclear fuel. APS is continuing, on behalf of the Palo Verde Participants, to pursue remedies under the contractual terms in place with the DOE. The Company is unable to predict the outcome of this matter at this time.

     Disposal of Low-Level Radioactive Waste. Congress has established requirements for the disposal by each state of radioactive waste generated within its borders. Arizona, California, North Dakota and South Dakota have entered into a compact (the "Southwestern Compact") for the disposal of low-level radioactive waste. California will act as the first host state of the Southwestern Compact, and Arizona will serve as the second host state. The construction and opening of the California low-level radioactive

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS


waste disposal site in Ward Valley has been delayed due to extensive public hearings, disputes over environmental issues and review of technical issues related to the proposed site. Palo Verde is projected to undergo decommissioning during the period in which Arizona will act as host for the Southwestern Compact. However, the opposition, delays, uncertainty and costs experienced in California demonstrate possible roadblocks that may be encountered when Arizona seeks to open its own waste repository.

     Liability and Insurance Matters. The Palo Verde Participants have public liability insurance against nuclear energy hazards up to the full limit of liability under federal law. The insurance consists of $200 million of primary liability insurance provided by commercial insurance carriers, with the balance being provided by an industry-wide retrospective assessment program, pursuant to which industry participants would be required to pay an assessment to cover any loss in excess of $200 million. Effective August 1998, the maximum assessment per reactor for each nuclear incident is approximately $88.1 million, subject to an annual limit of $10 million per incident. Based upon the Company's 15.8% interest in Palo Verde, the Company's maximum potential assessment per incident is approximately $41.8 million for all three units with an annual payment limitation of approximately $4.7 million.

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

     The Company's ability to pay dividends on the common stock for the next several years will be limited by the financing arrangements entered into pursuant to the Reorganization. Pursuant to the First and Second Supplemental Indentures, so long as the Company's First Mortgage Bonds are outstanding and the series with the longest maturity is not rated "investment grade" by either Standard & Poor's Rating Service ("S&P") or Moody's Investors Service, Inc. ("Moody's"), the Company may not declare any dividend on the common stock, other than in additional shares of common stock, or make any other distribution on any shares of common stock unless, after giving effect thereto, the aggregate of all such dividends, distributions and certain other payments made by the Company since February 12, 1996 would be less than the sum of (i) 50% of the consolidated net income (as defined in the mortgage indenture) of the Company minus dividends paid with respect to the Series A Preferred Stock for the period from February 13, 1996 to the most recently ended fiscal quarter for which quarterly financial statements are available (or, if such consolidated net income is a deficit, less 100% of such deficit); plus (ii) 100% of the aggregate net proceeds received by the Company from the issuance or sale since February 12, 1996 of equity securities or debt securities that have been converted into equity

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS


securities; plus (iii) $10 million. Currently, the Company's First Mortgage Bonds are not rated investment grade.

     Pursuant to the terms of the reimbursement agreements related to four letters of credit issued with respect to the four series of pollution control revenue bonds and the terms of the amended and restated credit facility agreement for working capital and fuel financing, the same limitation contained in the First and Second Supplemental Indentures on the declaration of dividends would apply to the Company.

1996 LONG-TERM INCENTIVE PLAN

     The 1996 Long-Term Incentive Plan (the "1996 Plan") authorized the issuance of up to 3,500,000 shares of common stock for the benefit of officers, key employees and non-employee directors through the award or grant of non-statutory stock options, incentive stock options, stock appreciation rights, restricted stock, bonus stock and performance stock.

     Stock Options. Stock options have been granted at prices equal to or greater than the market value of the shares at the date of grant. The options expire ten years from the date of grant unless terminated earlier by the Board of Directors. The following table summarizes the transactions of the Company's stock options for 1996, 1997 and 1998:

                                                                                   WEIGHTED
                                                                                   AVERAGE
                                                              NUMBER OF            EXERCISE
                                                                SHARES              PRICE
                                                           ----------------      ------------
Unexercised options outstanding at February 12, 1996.....                -        $         -
     Options granted.....................................        1,900,000               5.69
     Options exercised...................................                -                  -
     Options forfeited...................................                -                  -
                                                                 ---------
Unexercised options outstanding at December 31, 1996.....        1,900,000               5.69
     Options granted.....................................           55,000               6.56
     Options exercised...................................                -                  -
     Options forfeited...................................           (5,000)              6.56
                                                                 ---------
Unexercised options outstanding at December 31, 1997.....        1,950,000               5.71
     Options granted.....................................          585,000               7.71
     Options exercised...................................                -                  -
     Options forfeited...................................                -                  -
                                                                 ---------
Unexercised options outstanding at December 31, 1998.....        2,535,000               6.17
                                                                 =========

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS


     Stock option awards provide for vesting periods of up to five years. Stock options outstanding at December 31, 1998 are as follows:

            EXERCISE     NUMBER          REMAINING           NUMBER
              PRICE    OUTSTANDING     LIFE, IN YEARS     EXERCISABLE
            --------   -----------   ------------------  -------------
            $  5.32        800,000           7.3               480,000
               5.56        800,000           7.4               440,000
               6.56         50,000           8.3                50,000
               7.00        300,000           7.4               300,000
               7.50        525,000           9.0                     -
               9.50         60,000           9.4                60,000
                         ---------                           ---------
                         2,535,000                           1,330,000
                         =========                           =========

     The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, because the stock option grants had no intrinsic value at the measurement date, no compensation expense has been recognized. Had compensation expense for the plan been determined based on the fair value at the grant date, consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts presented below:

                                                                                           PERIOD FROM
                                                                                           FEBRUARY 12
                                                                                               TO
                                                      YEARS ENDED DECEMBER 31,            DECEMBER 31,
                                                  ---------------------------------
                                                        1998             1997                 1996
                                                  ----------------  ---------------       ------------
Net income applicable to common
stock (In thousands):
       As reported..............................       $    45,709       $   38,649         $   31,431
       Pro forma................................            44,913           38,093             30,337

  Basic earnings per share:
       As reported..............................             0.760            0.643              0.523
       Pro forma................................             0.746            0.634              0.505

  Diluted earnings per share:
       As reported..............................             0.754            0.639              0.523
       Pro forma................................             0.742            0.630              0.505

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS


     The fair value for these options was estimated at the grant date using the Black-Scholes option pricing model. Weighted average assumptions and grant-date fair value for 1998, 1997 and 1996 are presented below:

                                                   1998              1997             1996
                                                ---------        ----------       ----------
          Risk-free interest rate                  5.82%             6.76%            6.85%
          Expected life, in years                    10                10               10
          Expected volatility                      7.47%            10.86%            4.24%
          Expected dividend yield                     -                 -                -
          Fair value                              $2.97            $ 3.24            $2.60

     Restricted Stock. The Company has awarded vested and unvested restricted stock awards under the 1996 Plan. Restrictions from resale generally lapse, and unvested awards vest, over periods of four to five years. The market value of the restricted stock at the time of grant is recorded as unearned compensation as a separate component of common stock equity and is amortized to expense over the restriction period. During 1998, 1997 and 1996, approximately $0.5 million, $0.5 million and $0.2 million, respectively, related to restricted stock awards was charged to expense. The following table summarizes the vested and unvested restricted stock awards for 1998, 1997 and 1996:

                                                             VESTED              UNVESTED              TOTAL
                                                        ----------------     ----------------     ----------------
Restricted shares outstanding at February 12, 1996....                -                    -                    -
   Restricted stock awards............................           80,000              100,000              180,000
   Lapsed restrictions and vesting....................                -                    -                    -
                                                                -------              -------              -------
 Restricted shares outstanding at December 31, 1996...           80,000              100,000              180,000
   Restricted stock awards............................           47,440               36,815               84,255
   Lapsed restrictions and vesting....................          (40,488)             (27,363)             (67,851)
                                                                -------              -------              -------
 Restricted shares outstanding at December 31, 1997...           86,952              109,452              196,404
   Restricted stock awards............................                -               26,675               26,675
   Lapsed restrictions and vesting....................          (40,488)             (32,698)             (73,186)
   Forfeitures........................................                -               (1,908)              (1,908)
                                                                -------              -------              -------
 Restricted shares outstanding at December 31, 1998...           46,464              101,521              147,985
                                                                =======              =======              =======

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

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS


RECONCILIATION OF BASIC AND DILUTED EARNINGS PER COMMON SHARE

     The reconciliation of basic and diluted earnings per common share before extraordinary items is presented below:

                                                            YEAR ENDED DECEMBER 31, 1998
                                                   ---------------------------------------------
                                                                                        PER
                                                                                      COMMON
                                                       INCOME          SHARES          SHARE
                                                   --------------   -------------   ------------
                                                   (IN THOUSANDS)
Income before extraordinary items.............         $   57,073
 Less:  Preferred stock dividends.............             14,707
                                                       ----------

Basic earnings per common share:
 Income applicable to common stock............             42,366       60,168,234      $   0.704
                                                                                        =========

Effect of dilutive securities:
 Stock options................................                  -          434,755
 Unvested restricted stock....................                  -           30,309
                                                       ----------       ----------

Diluted earnings per common share:
 Income applicable to common stock............         $   42,366       60,633,298      $   0.699
                                                       ==========       ==========      =========

                                                            YEAR ENDED DECEMBER 31, 1997
                                                   ---------------------------------------------
                                                                                        PER
                                                                                      COMMON
                                                       INCOME          SHARES          SHARE
                                                   --------------   -------------   ------------
                                                   (IN THOUSANDS)
Income before extraordinary items.............         $   54,568
 Less:  Preferred stock dividends.............             13,144
                                                       ----------

Basic earnings per common share:
 Income applicable to common stock............             41,424       60,128,505      $  0.689
                                                                                        ========

Effect of dilutive securities:
 Stock options................................                  -          293,086
 Unvested restricted stock....................                  -           16,041
                                                       ----------       ----------

Diluted earnings per common share:
 Income applicable to common stock............         $   41,424       60,437,632      $  0.685
                                                       ==========       ==========      ========

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS


                                                              PERIOD FROM FEBRUARY 12 TO
                                                                 DECEMBER 31, 1996
                                                   ---------------------------------------------
                                                                                        PER
                                                                                      COMMON
                                                       INCOME          SHARES          SHARE
                                                   --------------   -------------   ------------
                                                   (IN THOUSANDS)
Income before extraordinary items.............         $   41,919
 Less:  Preferred stock dividends.............             10,488
                                                       ----------

Basic earnings per common share:
 Income applicable to common stock............             31,431       60,073,808      $   0.523
                                                                                        =========

Effect of dilutive securities:
 Stock options................................                  -           38,989
 Unvested restricted stock....................                  -            3,912
                                                       ----------       ----------

Diluted earnings per common share:
 Income applicable to common stock............         $   31,431       60,116,709      $   0.523
                                                       ==========       ==========      =========

     Options that have been excluded from the computation of diluted earnings per common share because the options' exercise price was greater than the average market price of the common shares for the period are listed below:

     1) 300,000 options granted June 11, 1996, at an exercise price of $7.00 have been excluded for the second through fourth quarters of 1997 and 1996;
     2) 525,000 options granted January 2, 1998, at an exercise price of $7.50 have been excluded for the first quarter of 1998; and
     3) 60,000 options granted May 29, 1998, at an exercise price of $9.50 have been excluded for the second through fourth quarters of 1998.

     The reconciliation of basic and diluted earnings per common share for the Predecessor Company are not presented herein as there were no reconciling items for periods prior to February 12, 1996.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS


E.   PREFERRED STOCK

     The Company issued one million shares of new Series A Preferred Stock on February 12, 1996. On March 1, 1999, after obtaining required consents of holders of certain of the Company's outstanding debt securities, the Company redeemed the Series A Preferred Stock. The Company paid $148.9 million for the redemption price, accrued cash dividends and premium plus $1.4 million for fees and costs of securing the consents. The preferred stock had an annual dividend rate of 11.40%, which was paid through the issuance of additional shares of preferred stock for the first three years.

     Following is a summary of the changes in the preferred stock of the Predecessor and Reorganized Company:

                                                            REDEMPTION REQUIRED                  REDEMPTION NOT REQUIRED
                                                     ---------------------------------      ----------------------------------
                                                        SHARES               AMOUNT             SHARES              AMOUNT
                                                     --------------      -------------      --------------      --------------
                                                                          (IN THOUSANDS)                          (IN THOUSANDS)
Balance at December 31, 1995.......................         639,600          $  67,266             142,450       $      14,198
  Redemption of Predecessor preferred stock........        (639,600)           (67,266)           (142,450)            (14,198)
  Issuance of Reorganized preferred stock..........       1,000,000            100,000                   -                   -
  Issuance of dividend.............................          84,264              8,426                   -                   -
                                                          ---------          ---------      --------------       -------------
Balance at December 31, 1996.......................       1,084,264            108,426                   -                   -
  Issuance of dividends............................         128,924             12,893                   -                   -
                                                          ---------          ---------      --------------       -------------
Balance at December 31, 1997.......................       1,213,188            121,319                   -                   -
  Issuance of dividends............................         144,256             14,425                   -                   -
                                                          ---------          ---------      --------------       -------------
Balance at December 31, 1998.......................       1,357,444          $ 135,744                   -       $           -
                                                          =========          =========      ==============       =============

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS


F.   LONG-TERM DEBT AND FINANCING AND CAPITAL LEASE OBLIGATIONS

     Outstanding long-term debt and financing and capital lease obligations are as follows:

                                                                                       DECEMBER 31,
                                                                               -----------------------------
                                                                                  1998             1997
                                                                               ------------     ------------
                                                                                       (IN THOUSANDS)
LONG-TERM DEBT:
  First Mortgage Bonds (1):
     7.25%  Series A, issued 1996, due 1999..................................     $  36,034       $   66,261
     7.75%  Series B, issued 1996, due 2001..................................        62,698           62,698
     8.25%  Series C, issued 1996, due 2003..................................       119,292          119,292
     8.90%  Series D, issued 1996, due 2006..................................       223,132          223,132
     9.40%  Series E, issued 1996, due 2011..................................       273,398          273,398

  Pollution Control Bonds (2):
     Secured by First Mortgage Collateral Series Bonds:
        Variable rate bonds, due 2014........................................        63,500           63,500
        Variable rate refunding bonds, due 2013..............................        33,300           33,300
        Variable rate refunding bonds, due 2014..............................        37,100           37,100
        Variable rate refunding bonds, due 2015..............................        59,235           59,235

  Promissory note, due 2007 ($88,000 due in 1999) (3)........................           646              730
                                                                                  ---------       ----------
          Total long-term debt...............................................       908,335          938,646
                                                                                  ---------       ----------

FINANCING AND CAPITAL LEASE OBLIGATIONS:
  Nuclear fuel ($25,973,000 due in 1999) (4).................................        49,316           51,999
  Turbine lease ($1,722,000 due in 1999) (5).................................         3,228            4,628
                                                                                  ---------       ----------
          Total financing and capital lease obligations......................        52,544           56,627
                                                                                  ---------       ----------
          Total long-term debt and financing and capital
            lease obligations................................................       960,879          995,273

CURRENT MATURITIES (amount due within one year)..............................       (63,817)         (28,463)
                                                                                  ---------       ----------
                                                                                  $ 897,062       $  966,810
                                                                                  =========       ==========

___________________

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

     Repurchases of First Mortgage Bonds made during 1998, 1997 and 1996 are as follows (In thousands):

                                                                                         PERIOD FROM
                                                                                         FEBRUARY 12
                                                                                              TO
                                                      YEARS ENDED DECEMBER 31,           DECEMBER 31,
                                               --------------------------------------
                                                    1998                   1997              1996
                                               ---------------         --------------    ------------
       7.25% Series A.....................          $   30,227             $   12,005      $   46,726
       7.75% Series B.....................                   -                 16,073          71,217
       8.25% Series C.....................                   -                 29,697               8
       8.90% Series D.....................                   -                 12,825               -
       9.40% Series E.....................                   -                 12,502               -
                                                    ----------             ----------      ----------
         Total............................          $   30,227             $   83,102      $  117,951
                                                    ==========             ==========      ==========

     The Company repaid the remaining $36.0 million of Series A First Mortgage Bonds at their maturity on February 1, 1999.

(2)  Pollution Control Bonds

     The Company has four series of tax exempt Pollution Control Bonds in an aggregate principal amount of approximately $193.1 million. Each of the tax exempt issues is enhanced by a letter of credit. The Company's obligation to the issuing banks pursuant to the letter of credit reimbursement agreements are secured by First Mortgage Collateral Series Bonds (the "Collateral Series Bonds") issued pursuant to the First Mortgage Indenture in the amount of the letters of credit. The effective annual interest rate on the bonds is calculated to be 5.95% at December 31, 1998. The bonds may be required to be repurchased at the holder's option or are subject to mandatory redemption upon the occurrence of certain events, and are redeemable at the option of the Company under certain circumstances.

(3)  Promissory Note

     The note has an annual interest rate of 5.5% and is secured by certain furniture and fixtures.

(4)  Nuclear Fuel Financing

     The Company has available a $100 million credit facility that provides for up to $70 million for the financing of nuclear fuel and up to $50 million, depending on the balance of nuclear fuel financings, for working capital. This financing is effectuated through a trust that borrows under the facility to acquire and process the nuclear fuel. The Company is obligated to repay the trust's borrowings, and has secured this obligation with Collateral Series Bonds. In the Company's financial statements, the assets and liabilities of the trust are reported as assets and liabilities of the Company.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS


(5)  Capitalized Lease Obligation, Copper Turbine

     The Company leases a turbine and certain other related equipment under a lease which is currently accounted for as a capital lease and expires in July 2000. Semiannual lease payments, including interest, are approximately $0.9 million through July 2000. The effective annual interest rate implicit in this lease is calculated to be 9.6%. The Company has renewed the lease through July 2005, with an extension option for two additional years. The renewal lease will be accounted for as an operating lease and requires semiannual lease payments of approximately $0.4 million.

          The letter of credit reimbursement agreements which enhance the Company's Pollution Control Bonds and the $100 million credit facility require compliance with certain total debt and interest coverage ratios. The Company maintained the required compliance throughout 1998.

          Scheduled maturities of long-term debt and financing and capital lease obligations at December 31, 1998 are as follows (In thousands):

          1999......................................  $ 63,817
          2000......................................    25,157
          2001......................................    62,797
          2002......................................       104
          2003......................................   119,402

The table above does not reflect nuclear fuel purchase commitments and related obligations and maturities.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS


G.   INCOME TAXES

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below (In thousands):

                                                                        DECEMBER 31,
                                                                  -----------------------
                                                                     1998         1997
                                                                  ----------  -----------
DEFERRED TAX ASSETS:
   Reorganization expenses financed with bonds.................   $  15,777     $  18,308
   Capital leases..............................................       2,349         2,633
   Benefits of tax loss carryforwards..........................     171,977       222,764
   Investment tax credit carryforward..........................      20,410        20,410
   Alternative minimum tax credit carryforward.................      14,719        11,954
   Other (including state deferred taxes)......................      86,078        82,929
                                                                  ---------     ---------
      Total gross deferred tax assets..........................     311,310       358,998
                                                                  ---------     ---------
   Less valuation allowance:
      Federal..................................................      12,661        12,661
      State....................................................      16,314        17,149
                                                                  ---------     ---------
        Total valuation allowance..............................      28,975        29,810
                                                                  ---------     ---------
           Net deferred tax assets.............................     282,335       329,188
                                                                  ---------     ---------
DEFERRED TAX LIABILITIES:
   Plant, principally due to differences in depreciation
      and basis differences....................................    (264,175)     (275,531)
   Other.......................................................      (7,642)      (10,449)
                                                                  ---------     ---------
      Total gross deferred tax liabilities.....................    (271,817)     (285,980)
                                                                  ---------     ---------
           Net accumulated deferred income taxes...............   $  10,518     $  43,208
                                                                  =========     =========

     The deferred tax asset valuation allowance decreased by approximately $0.8 million in 1998, $0.8 million in 1997 and $226.7 million in 1996. The decreases in 1998 and 1997 were due to a reduction of unused state net operating loss ("NOL") carryforward benefits, which had valuation allowances recorded against them. The decrease in 1996 was primarily due to the Company's belief that, because of the Texas Rate Stipulation, Reorganization, and other factors, it is more likely than not that the Company will have sufficient taxable income in the future to utilize most of the tax NOL carryforward benefits that had valuation allowances recorded against them. Based on the average annual book income before taxes for the prior three years, the Company believes that the net deferred tax assets will be fully realized at current levels of book and taxable income. Prior to the Effective Date, the Predecessor Company did not assume future taxable income for the utilization of NOL carryforwards. Approximately $26.5 million of the Company's valuation allowance at December 31, 1998, if subsequently recognized as a tax benefit, would be credited directly to capital in excess of stated value in accordance with SOP 90-7.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS


     The Company recognized income taxes as follows (In thousands):

                                                                                         PERIOD FROM   |   PERIOD FROM
                                                                                         FEBRUARY 12   |    JANUARY 1
                                                                  YEARS ENDED                 TO       |       TO
                                                                 DECEMBER 31,            DECEMBER 31,  |   FEBRUARY 11,
                                                         ----------------------------                  |
                                                              1998            1997          1996       |      1996
                                                         ------------      ----------    ------------  |   ------------
                                                                                                       |
INCOME TAX EXPENSE (BENEFIT):                                                                          |
FEDERAL:                                                                                               |
  Current..........................................         $   2,884       $   2,382      $  (17,203) |     $       -
  Deferred.........................................            27,412          28,087          38,828  |        (2,340)
  Investment tax credit amortization...............                 -               -               -  |          (325)
                                                            ---------       ---------      ----------  |     ---------
   Subtotal current operations.....................            30,296          30,469          21,625  |        (2,665)
  Deferred tax expense (benefit) on                                                                    |
   extraordinary items.............................             1,800          (1,494)            -    |             -
  Adjustment of assets to reorganization value                                                         |
   and liabilities to fair value (elimination                                                          |
   of accumulated deferred investment                                                                  |
   tax credits)....................................                 -               -               -  |       (77,950)
  Deferred included in reorganization items........                 -               -               -  |      (172,899)
  Income tax expense on interest income                                                                |
   during bankruptcy...............................                 -               -               -  |           583
                                                            ---------       ---------      ----------  |     ---------
     Total.........................................         $  32,096       $  28,975      $   21,625  |     $(252,931)
                                                            =========       =========      ==========  |     =========
                                                                                                       |
 STATE:                                                                                                |
  Current..........................................         $       -       $       -      $      278  |     $     116
  Deferred.........................................             4,442           4,307           4,767  |          (866)
                                                            ---------       ---------      ----------  |     ---------
   Subtotal current operations.....................             4,442           4,307           5,045  |          (750)
  Deferred included in extraordinary items.........               344               -               -  |             -
  Deferred included in reorganization items........                 -               -               -  |       (17,494)
                                                            ---------       ---------      ----------  |     ---------
     Total.........................................         $   4,786       $   4,307      $    5,045  |     $ (18,244)
                                                            =========       =========      ==========  |     =========

     The current federal income tax expense for 1998 and 1997 results primarily from the accrual of alternative minimum tax ("AMT"). Deferred federal income tax includes an offsetting AMT benefit of approximately $2.8 million and $2.4 million for 1998 and 1997, respectively.

     The current federal income tax benefit for 1996 results primarily from the carryback of 1996 AMT NOL to the 1993, 1994 and 1995 tax years and decreased by an expense for the reduction of investment tax credits ("ITC") utilized. Deferred federal income tax for 1996 includes an offsetting AMT deferred expense of approximately $24.0 million and a benefit for an increase in ITC carryforward of approximately $6.8 million.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS


     Federal income tax provisions differ from amounts computed by applying the statutory rate of 35% to book income before federal income tax as follows (In thousands):

                                                                            PERIOD FROM   |    PERIOD FROM
                                                                            FEBRUARY 12   |     JANUARY 1
                                                        YEARS ENDED             TO        |        TO
                                                        DECEMBER 31,       DECEMBER 31,   |   FEBRUARY 11,
                                                   ---------------------                  |
                                                     1998         1997         1996       |       1996
                                                   ---------    ---------  -------------  |   -------------
                                                                                          |
Federal income tax expense computed                                                       |
 on income at statutory rate.....................   $32,379      $28,269        $22,240   |      $  45,339
Difference due to:                                                                        |
 ITC amortization (net of deferred taxes)........         -            -              -   |           (211)
 Nondeductible bankruptcy costs..................         -            -              -   |          3,604
 Federal valuation allowance.....................         -            -              -   |       (204,848)
 Adjustment of assets to reorganization value                                             |
  and liabilities to fair value (elimination of                                           |
  accumulated deferred ITC's)....................         -            -              -   |        (77,950)
 Reorganization costs (including the                                                      |
  nontaxable extraordinary gain on                                                        |
  discharge of debt).............................         -            -              -   |        (27,745)
 Other...........................................      (283)         706           (615)  |          8,880
                                                    -------      -------        -------   |      ---------
  Total federal income tax expense                                                        |
   (benefit).....................................   $32,096      $28,975        $21,625   |      $(252,931)
                                                    =======      =======        =======   |      =========
 Effective federal income tax rate...............      34.7%        35.9%          34.0%  |        (195.3)%
                                                    =======      =======        =======   |      =========

     The Company had approximately $491.4 million of federal tax NOL carryforwards, approximately $20.4 million of ITC carryforwards and approximately $14.7 million of AMT credit carryforwards as of December 31, 1998. If unused, the NOL carryforwards would expire at the end of the year 2011, the ITC carryforwards would expire in the years 2001 through 2005 and the AMT credit carryforwards have an unlimited life. The Company had approximately $468.9 million of state NOL carryforwards which if unused, would expire at the end of the year 2001. The differences between book and taxable income are primarily due to depreciation, plant basis differences and deferred fuel costs.

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

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS


     One of the lessors in the sale/leaseback transactions related to Unit 2 of Palo Verde has notified the Company that the Internal Revenue Service ("IRS") has raised issues, primarily related to ITC claims by the lessor, regarding the income tax treatment of the sale/leaseback transactions. The lessor held a meeting with the IRS in 1998 to discuss these issues. However, these issues are still pending with the IRS. The Company estimates that the total amount of potential claims for indemnification from all lessors related to the issues raised by the IRS could approximate $10.0 million, exclusive of any applicable interest, if the IRS prevails. Although the Company believes the lessor has meritorious defenses to the IRS' position, the Company cannot predict the outcome of the matter or the Company's liability for any resulting claim for indemnification. The Company does not believe it is probable that a loss has been incurred and, therefore, has made no provision in the accompanying financial statements related to this matter.

ENVIRONMENTAL MATTERS

     The Company is subject to regulation with respect to air, soil and water quality, solid waste disposal and other environmental matters by federal, state and local authorities. These authorities govern current facility operations and exercise continuing jurisdiction over facility modifications. Environmental regulations can change rapidly and are difficult to predict. Because construction of new facilities is subject to standards imposed by environmental regulation, substantial expenditures may be required to comply with such regulation. The Company analyzes the costs of its obligations arising from environmental matters on an ongoing basis, and management believes it has made adequate provision in its financial statements to meet such obligations. However, unforeseen expenses associated with compliance could have a material adverse effect on the future operations and financial condition of the Company.

     PCB Treatment, Inc. The Company received a request from the U.S. Environmental Protection Agency (the "EPA") to participate in the remediation of polychlorinated biphenyls ("PCBs") at two facilities in Kansas and Missouri, which had been operated by PCB Treatment, Inc. ("PTI"). PTI discontinued operations, and the EPA determined that PTI's abandoned facilities required remediation.

     The Company and the PTI Steering Committee, which consists of the largest generators of the PCBs sent to PTI, executed a settlement agreement. In consideration for the payment by the Company of approximately $0.2 million, the settlement agreement excuses any further liability by the Company to the Steering Committee and indemnifies the Company for any liabilities to other parties as may be asserted in the future.

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

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS


     In April 1995, Las Cruces filed a complaint against the Company seeking a declaratory judgment that Las Cruces has a right of eminent domain to condemn the electric distribution system and related facilities owned and operated by the Company within and adjacent to the city limits. Following a trial on the merits, the Federal Magistrate granted the Company's motion to certify to the New Mexico Supreme Court the question of whether Las Cruces possesses the authority to condemn the Company's property for use as a municipal utility when that property is already devoted to public use. Prior to a ruling by the New Mexico Supreme Court, the New Mexico Legislature enacted a bill which purports to give Las Cruces the authority to condemn the Company's distribution system within the city limits and a territory extending five miles beyond the municipal boundary. In February 1998, the New Mexico Supreme Court ruled that the subsequent legislation rendered moot the certified question before the Supreme Court.

     In May 1998, the Company filed a complaint before the United States Federal District Court of New Mexico requesting that the Court find the new law unconstitutional. The Company's request is based upon its belief that the law is unconstitutional "special legislation" because it only applies to Las Cruces and the Company's property. The Company's claims are based on violations of the equal protection clauses of the New Mexico and federal Constitutions and violation of the prohibition against special legislation of the New Mexico Constitution. A trial on the merits has not yet been scheduled by the Court.

     On February 26, 1999, Las Cruces filed its Petition for Condemnation and Application for Immediate Possession. In its Petition for Condemnation, Las Cruces seeks to condemn the Company's distribution system within the Las Cruces city limits and other real and personal property owned by the Company used in or for the benefit of its distribution system. In its Application for Immediate Possession, Las Cruces seeks possession of the Company's distribution property in phases beginning on or about July 1, 1999. On March 9, 1999, the Company removed the Las Cruces petition and application to federal district court in New Mexico. Following a hearing on a motion for remand filed by Las Cruces, the court ruled the condemnation matter will stay in federal court. At this time no hearing on the immediate possession matter has been set. The Company is unable to predict the outcome of this litigation.

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

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

     In July 1996, Las Cruces exercised its right under Order No. 888 to request that the Company calculate Las Cruces' stranded cost obligation should it leave the Company's system and operate its own municipal utility while receiving certain transmission services from the Company. Las Cruces subsequently filed a request at the FERC for a summary determination that Las Cruces would have no stranded cost obligation to the Company or, in the alternative, that the FERC convene a hearing to establish the amount of any stranded costs. An evidentiary hearing was held before an administrative law judge of the FERC in February 1998 on the issues of (i) whether the Company has met the "reasonable expectation" standard so as to justify recovery of stranded costs from Las Cruces, and (ii) if so, the amount of stranded costs that the Company may recover from Las Cruces. The Company submitted evidence in that proceeding showing that it was entitled to recover stranded generation costs from Las Cruces of $101 million. In contrast, the FERC staff recommended that the Company be permitted to recover stranded costs of $31.8 million, and Las Cruces claimed that its stranded cost obligation was in the range of $0 to $17.4 million. In June 1998, an administrative law judge of the FERC issued an Initial Decision recommending that Las Cruces pay to the Company $30.4 million for stranded costs if Las Cruces chose to leave the Company's system as of July 1, 1998. The amount recommended by the administrative law judge would decline over time based on when, if ever, Las Cruces leaves the Company's system, and would be reduced to zero if Las Cruces leaves the Company's system after December 31, 2002. The administrative law judge's Initial Decision is not binding on the FERC. The Company believes the administrative law judge's Initial Decision is inconsistent with the intent and policy of Order No. 888, which establishes the right to full recovery of a utility's stranded generation cost. The Company continues to believe it is entitled to full compensation for the costs it incurred with the expectation of continuing to serve Las Cruces. The Company has sought review of the administrative law judge's Initial Decision by the FERC and, if necessary, will contest any final FERC decision on appeal. The Company cannot predict when the FERC will render a final decision on this issue.

     The Company continues to believe it can provide lower cost electric service to customers in Las Cruces than can be achieved through a municipal takeover. Accordingly, the Company has stated its strong preference for a resolution of its differences with Las Cruces through negotiation rather than litigation and condemnation. In fact, the New Mexico Settlement includes a reduction in rates and settlement of all issues in New Mexico, excluding Las Cruces.

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

FOUR CORNERS

     In July 1995, the Navajo Nation enacted the Navajo Nation Air Pollution Prevention and Control Act, the Navajo Nation Safe Drinking Water Act and the Navajo Nation Pesticide Act (collectively, the "Acts"). In October 1995, the Four Corners participants requested that the United States Secretary of the Interior resolve their dispute with the Navajo Nation regarding whether the Acts apply to operation of Four Corners. The Four Corners participants subsequently filed a lawsuit in the District Court of the Navajo Nation, Window Rock District, seeking, among other things, a declaratory

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

judgment that (i) the Four Corners leases and federal easements preclude the application of the Acts to the operation of Four Corners; and (ii) the Navajo Nation and its agencies and courts lack adjudicatory jurisdiction to determine the enforceability of the Acts as applied to Four Corners. In October 1995, the Navajo Nation and the Four Corners participants agreed to stay the proceedings indefinitely so the parties may attempt to resolve the dispute without litigation. This matter remains inactive and the Company is unable to predict the outcome of this case.

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

OTHER LEGAL PROCEEDINGS

     The Company is a party to various other claims, legal actions and complaints. In many of these matters, the Company has excess casualty liability insurance which is applicable. Based upon a review of these claims and applicable insurance coverage, the Company believes that none of these claims will have a material adverse effect on the financial position, results of operations, and cash flow of the Company.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

J.  EMPLOYEE BENEFITS

RETIREMENT PLANS

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

     The Company's Non-Qualified Retirement Income Plan is a non-funded defined benefit plan which covers certain former employees of the Company. The benefit cost for the Non-Qualified Retirement Income Plan is based on substantially the same actuarial methods and economic assumptions as those used for the Retirement Plan.

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

     The Company accounts for the Retirement Plan and the Non-Qualified Retirement Income Plan under SFAS No. 87, "Employers' Accounting for Pensions," ("SFAS No. 87"). In 1998, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," ("SFAS No. 132") which supercedes the disclosure requirements of SFAS No. 87.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

     The amounts recognized in the Company's balance sheets and the funded status of the plans at December 31, 1998 and 1997 are presented below (In thousands):

                                                                        DECEMBER 31,
                                                    ----------------------------------------------------
                                                              1998                        1997
                                                    ------------------------    ------------------------
                                                                    NON-                        NON-
                                                                  QUALIFIED                   QUALIFIED
                                                    RETIREMENT   RETIREMENT     RETIREMENT   RETIREMENT
                                                      INCOME       INCOME         INCOME       INCOME
                                                       PLAN         PLAN           PLAN         PLAN
                                                    ----------   -----------    -----------  -----------
CHANGE IN BENEFIT OBLIGATION:
  Benefit obligation at beginning of year.........    $(83,812)    $(19,324)      $(72,951)    $(18,171)
  Service cost....................................      (2,879)           -         (2,402)           -
  Interest cost...................................      (5,861)      (1,304)        (5,386)      (1,351)
  Actuarial loss..................................      (4,796)        (559)        (6,118)      (1,494)
  Benefits paid...................................       3,208        1,692          3,045        1,692
                                                      --------     --------       --------     --------
    Benefit obligation at end of year.............     (94,140)     (19,495)       (83,812)     (19,324)
                                                      --------     --------       --------     --------

CHANGE IN FAIR VALUE OF PLAN ASSETS:
  Fair value of plan assets at beginning of year..      74,114            -         61,460            -
  Actual return on plan assets....................       5,603            -         12,579            -
  Employer contribution...........................       3,120        1,692          3,120        1,692
  Benefits paid...................................      (3,208)      (1,692)        (3,045)      (1,692)
                                                      --------     --------       --------     --------
    Fair value of plan assets at end of year......      79,629            -         74,114            -
                                                      --------     --------       --------     --------

Funded status.....................................     (14,511)     (19,495)        (9,698)     (19,324)
Unrecognized net (gain) loss......................         126          559         (4,887)         162
Balance of additional liability...................           -         (559)             -         (162)
                                                      --------     --------       --------     --------
  Accrued benefit cost............................    $(14,385)    $(19,495)      $(14,585)    $(19,324)
                                                      ========     ========       ========     ========

     Weighted average actuarial assumptions used in determining the actuarial present value of the benefit obligations are as follows:

                                                              1998                        1997
                                                    ------------------------    ------------------------
                                                                    NON-                        NON-
                                                                  QUALIFIED                   QUALIFIED
                                                    RETIREMENT   RETIREMENT     RETIREMENT   RETIREMENT
                                                      INCOME       INCOME         INCOME       INCOME
                                                       PLAN         PLAN           PLAN         PLAN
                                                    -----------  -----------    -----------  -----------
  Discount rate...................................       6.75%       6.75%          7.00%       7.00%
  Expected return on plan assets..................       8.50%        N/A           8.50%        N/A
  Rate of compensation increase...................       5.00%        N/A           5.00%        N/A

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

     Net periodic benefit cost is made up of the components listed below as determined using the projected unit credit actuarial cost method (In thousands):

                                                                         PERIOD FROM  | PERIOD FROM
                                                                         FEBRUARY 12  |  JANUARY 1
                                                     YEARS ENDED              TO      |      TO
                                                     DECEMBER 31,        DECEMBER 31, | FEBRUARY 11,
                                               -----------------------                |
                                                  1998         1997          1996     |     1996
                                               ----------   ----------   ------------ | ------------
                                                                                      |
COMPONENTS OF NET PERIODIC                                                            |
  BENEFIT COST:                                                                       |
   Service cost...........................       $ 2,879     $ 2,402         $ 2,148  |     $   354
   Interest cost..........................         7,165       6,737           5,774  |         749
   Expected return on plan assets.........        (5,820)     (5,094)         (4,177) |        (457)
   Recognition of previously                                                          |
     unrecognized items...................             -           -               -  |      21,738
                                                 -------     -------         -------  |     -------
     Net periodic benefit cost............       $ 4,224     $ 4,045         $ 3,745  |     $22,384
                                                 =======     =======         =======  |     =======

     Weighted average actuarial assumptions used in determining the net periodic benefit costs are as follows:

                                                  1998        1997        1996
                                               ----------  ----------  ---------
  Discount rate..............................     7.00%       7.50%      7.25%
  Expected return on plan assets.............     8.50%       8.50%      8.50%
  Rate of compensation increase..............     5.00%       5.00%      5.00%

     The net periodic benefit cost includes amortization of unrecognized items. In the application of fresh-start reporting, the Company recorded the then existing unrecognized items as of February 11, 1996 in the amount of approximately $21.7 million.

OTHER POSTRETIREMENT BENEFITS

     The Company provides certain health care benefits for retired employees and their eligible dependents and life insurance benefits for retired employees only. Substantially all of the Company's employees may become eligible for those benefits if they reach retirement age while working for the Company.
Those benefits are accounted for under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," ("SFAS No. 106"). In 1998, the Company adopted SFAS No. 132 which supercedes the disclosure requirements of SFAS No. 106. Contributions from the Company are based on the funding amounts required by the Texas Commission in the Texas Rate Stipulation. The assets of the Other Postretirement Benefits Plan are invested in fixed income instruments and cash equivalents and are managed by professional investment managers appointed by the Company.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

     The amounts recognized in the Company's balance sheets and the funded status of the plan at December 31, 1998 and 1997 are presented below (In thousands):

                                                                     DECEMBER 31,
                                                          ----------------------------------
                                                               1998               1997
                                                          ---------------    ---------------
          CHANGE IN BENEFIT OBLIGATION:
           Benefit obligation at beginning of year......        $(83,973)          $(77,599)
           Service cost.................................          (2,818)            (2,538)
           Interest cost................................          (5,822)            (5,254)
           Actuarial loss...............................          (3,438)            (1,779)
           Retirees' contributions......................            (202)              (164)
           Benefits paid................................           1,595              1,695
           Curtailments.................................               -              1,666
                                                                --------           --------
             Benefit obligation at end of year..........         (94,658)           (83,973)
                                                                --------           --------

          CHANGE IN FAIR VALUE OF PLAN ASSETS:
           Fair value of plan assets at
             beginning of year..........................           8,822              8,050
           Actual return on plan assets.................             403                202
           Employer contribution........................           3,422                570
           Retirees' contributions......................             202                  -
           Benefits paid................................          (1,595)                 -
                                                                --------           --------
             Fair value of plan assets at end of year...          11,254              8,822
                                                                --------           --------

          Funded status.................................         (83,404)           (75,151)
          Unrecognized net (gain) loss..................           2,927               (380)
                                                                --------           --------
           Accrued benefit cost.........................        $(80,477)          $(75,531)
                                                                ========           ========

     Net periodic benefit cost is made up of the components listed below (In thousands):

                                                                                     PERIOD     |    PERIOD
                                                                                      FROM      |     FROM
                                                                                   FEBRUARY 12  |  JANUARY 1
                                                              YEARS ENDED              TO       |      TO
                                                              DECEMBER 31,        DECEMBER 31,  | FEBRUARY 11,
                                                         ----------------------                 |
                                                            1998        1997          1996      |     1996
                                                         ----------  ----------   ------------- | ------------
                                                                                                |
COMPONENTS OF NET PERIODIC                                                                      |
 BENEFIT COST:                                                                                  |
   Service cost......................................      $2,818        $2,538         $2,209  |     $   279
   Interest cost.....................................       5,822         5,254          4,723  |         607
   Expected return on plan assets....................        (271)         (250)          (146) |           -
   Amortization of unrecognized transition                                                      |
      obligation.....................................           -             -              -  |         263
   Recognition of previously unrecognized                                                       |
      items..........................................           -             -              -  |      52,340
   Recognized (gain) loss............................           -            (7)             -  |          60
                                                           ------        ------         ------  |     -------
        Net periodic benefit cost....................      $8,369        $7,535         $6,786  |     $53,549
                                                           ======        ======         ======  |     =======

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

     Weighted average assumptions are as follows:

                                                           1998    1997    1996
                                                          ------  ------  ------
  Discount rate.........................................   6.75%   7.00%   7.50%
  Expected return on plan assets........................   4.50%   4.50%   4.50%
  Rate of compensation increase.........................   5.00%   5.00%   5.00%

     The net periodic benefit cost includes amortization of unrecognized items. In the application of fresh-start reporting, the Company recorded the then existing unrecognized items as of February 11, 1996 in the amount of approximately $52.3 million.

     For measurement purposes, a 10.2% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1998; the rate was assumed to decrease gradually to 6% for 2004 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. The effect of a 1% change in these assumed health care cost trend rates would increase or decrease the benefit obligation by $11.9 million or $10.6 million, respectively. In addition, such a 1% change would increase or decrease the aggregate service and interest cost components of net periodic benefit cost by $1.3 million or $1.2 million, respectively.

ALL EMPLOYEE CASH BONUS PLAN

     The All Employee Cash Bonus Plan (the "Bonus Plan"), introduced in early 1997, was established to reward employees for their contribution in helping the Company attain its corporate goals. Eligible employees below manager level would receive a cash bonus if the Company attained established levels of safety, customer satisfaction and cash flow during 1998. The cash flow goal had to be met before any bonus amounts would be paid and improvement in cash flow must be greater than any bonus amounts paid. The Company was able to surpass the required minimum levels of improvement in all of the performance measures. As a result of the Company's success, the Company distributed approximately $4.3 million in cash bonuses to all eligible employees in February 1999. The bonus was expensed in 1998. The Company has renewed the Bonus Plan in 1999 with similar goals.

K.  FRANCHISES AND SIGNIFICANT CUSTOMERS

CITY OF EL PASO FRANCHISE

     The Company's major franchise is with the City of El Paso, Texas. The franchise agreement provides an arrangement for the Company's utilization of public rights-of-way necessary to serve its retail customers within the City of El Paso. The franchise with the City of El Paso extends through August 1, 2005.

LAS CRUCES FRANCHISE

     The Company's franchise with Las Cruces expired in March 1994. The Company has continued to provide electric service to customers within Las Cruces; however, Las Cruces is attempting to replace the Company as the electric service provider in Las Cruces. The New Mexico legislature has

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

passed legislation which purports to give Las Cruces the authority to condemn the Company's distribution system and related assets. If Las Cruces succeeds in its efforts to condemn the Company's distribution system, the Company could lose its Las Cruces customer base. See Note I.

MILITARY INSTALLATIONS

     The Company currently serves Holloman Air Force Base ("Holloman"), White Sands Missile Range ("White Sands") and the United States Army Air Defense Center at Fort Bliss ("Ft. Bliss"). The Company's sales to the military bases represent approximately 3% of annual operating revenues. The Company signed a contract with Ft. Bliss in December 1998, under which Ft. Bliss will take service from the Company through December 2008. The Company has a contract to provide retail electric service to Holloman for a ten-year term which began in December 1995. In August 1996, the Army advised the Company that White Sands would continue to purchase retail electric service from the Company pursuant to the existing retail service contract for an indefinite period. The Army will provide the Company written notice of termination of such contract not less than one year in advance of the termination date.

L.  FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," requires the Company to disclose estimated fair values for its financial instruments. The Company has determined that cash and temporary investments, accounts receivable, long-term contract receivable, accounts payable, customer deposits, decommissioning trust funds, long-term debt, financing obligations and preferred stock meet the definition of financial instruments. The carrying amounts of cash and temporary investments, accounts receivable, accounts payable and customer deposits approximate fair value because of the short maturity of these items. Based on prevailing interest rates, the fair value of the long-term contract receivable approximates its carrying value. Decommissioning trust funds are carried at market value.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

     The fair values of the Company's long-term debt and financing obligations, including the current portion thereof, and preferred stock, are based on estimated market prices for similar issues at December 31, 1998 and 1997 and are presented in the table below (In thousands):

                                                           1998                               1997
                                                ----------------------------     ----------------------------
                                                                  ESTIMATED                        ESTIMATED
                                                  CARRYING          FAIR           CARRYING          FAIR
                                                   AMOUNT           VALUE           AMOUNT           VALUE
                                                ------------     -----------     ------------     -----------
First Mortgage Bonds (1)......................      $714,554     $   810,258         $744,781     $   814,857
Pollution Control Bonds.......................       193,135         193,135 (2)      193,135         193,135 (2)
Nuclear Fuel Financing(1).....................        49,316          49,316 (3)       51,999          51,999 (3)
                                                    --------     -----------         --------     -----------
    Total.....................................      $957,005     $ 1,052,709         $989,915     $ 1,059,991
                                                    ========     ===========         ========     ===========

Preferred Stock...............................      $135,744     $   148,896 (4)     $121,319     $   131,752
                                                    ========     ===========         ========     ===========

_______________
(1)  Includes current maturities.
(2) The interest rate on the Company's pollution control bonds is reset weekly to reflect current market rates. Consequently, the carrying value approximates fair value.
(3) The interest rate on the Company's financing for nuclear fuel purchases is reset every quarter to reflect current market rates. Consequently, the carrying value approximates fair value.
(4) Represents amount paid on March 1, 1999 for the early redemption of the Series A Preferred Stock, accrued cash dividends and premium. See Note E.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

M.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                  1998 QUARTERS                          1997 QUARTERS
                                                  --------------------------------------  ----------------------------------------
                                                   4TH(1)     3RD        2ND       1ST     4TH(1)     3RD       2ND        1ST
                                                  --------  --------  --------  --------  --------  --------  --------  --------
                                                                        (IN THOUSANDS EXCEPT FOR SHARE DATA)
Operating revenues..............................  $141,980  $176,893  $146,403  $136,945  $143,766  $170,140  $144,275  $135,857
Operating income................................    29,031    58,850    40,718    33,940    31,210    59,179    40,045    31,233
Income before extraordinary items...............     6,814    26,049    13,695    10,515     8,743    23,988    16,245     5,592
Extraordinary gain on discharge of debt, net of
 income tax expense.............................     3,343         -         -         -         -         -         -         -
Extraordinary loss on repurchases of debt, net
 of federal income tax benefit..................         -         -         -         -       (35)      (69)     (427)   (2,244)
Net income applicable to common stock...........     6,324    22,322    10,071     6,992     5,282    20,588    12,580       199
Basic earnings per common share:
 Income before extraordinary items..............     0.049     0.371     0.167     0.116     0.089     0.343     0.216     0.040
 Extraordinary gain on discharge of debt, net of
  income tax expense............................     0.056         -         -         -         -         -         -         -
 Extraordinary loss on repurchases of debt, net
  of federal income tax benefit.................         -         -         -         -    (0.001)   (0.001)   (0.007)   (0.037)
 Net income.....................................     0.105     0.371     0.167     0.116     0.088     0.342     0.209     0.003
Diluted earnings per common share:
 Income before extraordinary items..............     0.049     0.368     0.166     0.116     0.088     0.343     0.216     0.040
 Extraordinary gain on discharge of debt, net of
  income tax expense............................     0.055         -         -         -         -         -         -         -
 Extraordinary loss on repurchases of debt, net
  of federal income tax benefit.................         -         -         -         -    (0.001)   (0.001)   (0.007)   (0.037)
 Net income.....................................     0.104     0.368     0.166     0.116     0.087     0.342     0.209     0.003

___________

(1) Includes an all employee bonus.  See Note J.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors is incorporated herein by reference from the Company's definitive proxy statement for the 1999 Annual Meeting of Shareholders (the "1999 Proxy Statement"). Information regarding executive officers of the Company, included herein under the caption "Executive Officers of the Registrant" in Part I, Item 1 above, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated herein by reference from the 1999 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference from the 1999 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference from the 1999 Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a) Documents filed as a part of this report:

                                                                            Page
                                                                            ----
              1. Financial Statements:

                 See Index to Financial Statements.......................    38

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

   10.14 - Amrad to Artesia 345 KV Transmission System and DC Terminal Participation Agreement, dated December 8, 1981, between the Company and Texas-New Mexico Power Company, and the First through Third Supplemental Agreements thereto. (Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

   10.15 - Interconnection Agreement and Amendment No. 1, dated July 19, 1966, between the Company and Public Service Company of New Mexico. (Exhibit 19.01 to the Company's Annual Report on Form 10-K for the year ended December 31, 1982)

   10.16 - Southwest New Mexico Transmission Project Participation Agreement, dated April 11, 1977, between Public Service Company of New Mexico, Community Public Service Company and the Company, and Amendments 1 through 5 thereto. (Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

   10.17 - Tucson-El Paso Power Exchange and Transmission Agreement, dated April 19, 1982, between Tucson Electric Power Company and the Company. (Exhibit 19.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1982)

   10.18 - Southwest Reserve Sharing Group Participation Agreement, dated January 1, 1998, between the Company, Arizona Electric Power Cooperative, Arizona Public Service Company, City of Farmington, Los Alamos County, Nevada Power Company, Plains Electric G&T Cooperative, Inc., Public Service Company of New Mexico, Tucson Electric Power and Western Area Power Administration. (Exhibit
             10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

   10.19 - Power Sales Agreement No. 2, dated December 2, 1986, between the Company and Imperial Irrigation District, and Amendment No. 1 thereto. (Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

   10.20 - Arizona Nuclear Power Project Transmission Project Westwing Switchyard Amended Interconnection Agreement, dated August 14, 1986, between The United States of America; Arizona Public Service Company; Department of Water and Power of the City of Los Angeles; Nevada Power Company; Public Service Company of New Mexico; Salt River Project Agricultural Improvement and Power District; Tucson Electric Power Company; and the Company. (Exhibit 10.72 to the Company's Annual Report on Form 10-K for the year ended December 31, 1986)

   10.21 - Power Sales Agreement, dated April 29, 1987, between the Company and Texas-New Mexico Power Company, and Amendment No. 1 thereto. (Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

   10.22 - Form of Indemnity Agreement, between the Company and its directors and officers. (Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

   10.23 - Interchange Agreement, executed April 14, 1982, between Comision Federal de Electricidad and the Company. (Exhibit 19.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991)

   *10.24  -  Credit Agreement, dated as of February 12, 1996, as amended and restated as of February 8, 1999, between the Company, Chase Manhattan Bank, as agent, and Chase Bank of Texas, National Association, as Trustee.

*10.24-01  -  Amendment Agreement, dated as of February 8, 1999, to Exhibit
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

      *10.38  -  Employment Agreement for Earnest A. Lehman, dated January 5,
                 1999.

* Exhibit 11  -  Statement re Computation of Per Share Earnings

  Exhibit 23  -  Consent of Experts:

      *23.01  -  Consent of KPMG LLP (set forth on page 101 of this report).

  Exhibit 24  -  Power of Attorney:

      *24.01  -  Power of Attorney (set forth on page 100 of this report).

      *24.02  -  Certified copy of resolution authorizing signatures pursuant to power of attorney.

* Exhibit 27  -  Financial Data Schedule (EDGAR filing only)

  Exhibit 99  -  Additional Exhibits:

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

    99.03-01  -  Amendment No. 1, dated April 30, 1997, to Exhibit 99.03.
                 (Exhibit 99.03-01 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

       99.04 - Stock Option Agreement, dated as of January 17, 1997, with David H. Wiggs, Jr. (Exhibit 99.04 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

       99.05 - Directors' Restricted Stock Award Agreement, dated as of January 17, 1997, with George H. Edwards, Jr. (Exhibit 99.05 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

   99.06 - Form of Directors' Restricted Stock Award Agreement between the Company and certain directors of the Company. (Exhibit 99.06 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

   99.07 - Form of Stock Option Agreement between the Company and certain key officers of the Company. (Exhibit 99.07 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

   99.08 - Form of Restricted Stock Award Agreement between the Company and certain key officers of the Company. (Exhibit 99.08 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

   99.09 - Restricted Stock Award Agreement, dated as of June 9, 1997, with Eduardo A. Rodriguez. (Exhibit 99.09 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

   99.10 - Restricted Stock Award Agreement, dated as of June 15, 1997, with Robert C. McNiel. (Exhibit 99.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

   99.11 - Restricted Stock Award Agreement, dated as of June 16, 1997, with Guillermo Silva, Jr. (Exhibit 99.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

   99.12 - Restricted Stock Award Agreement, dated as of June 16, 1997, with Pedro Serrano, Jr. (Exhibit 99.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

   99.13 - Restricted Stock Award Agreement, dated as of June 16, 1997, with Thomas L. Newsom. (Exhibit 99.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

   99.14 - Restricted Stock Award Agreement, dated as of June 16, 1997, with John A. Whitacre. (Exhibit 99.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

   99.15 - Restricted Stock Award Agreement, dated as of June 9, 1997, with Terry D. Bassham. (Exhibit 99.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

   99.16 - Form of Stock Option Agreement between the Company and certain directors of the Company. (Exhibit 99.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

   99.17 - Directors' Restricted Stock Award Agreement, dated as of November 13, 1997, with George H. Edwards, Jr. (Exhibit 99.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

   99.18 - Form of Stock Option Agreement between the Company and certain key officers of the Company. (Exhibit 99.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

  99.19 - Stock Option Agreement, dated as of January 3, 1998, with Terry D. Bassham. (Exhibit 99.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

  99.20 - Stock Option Agreement, dated as of January 3, 1998, with John C. Horne. (Exhibit 99.03 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

  99.21 - Form of Restricted Stock Award Agreement between the Company and certain key officers of the Company. (Exhibit 99.04 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

  99.22 - Restricted Stock Award Agreement, dated as of April 6, 1998, with Robert C. McNiel. (Exhibit 99.05 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

  99.23 - Restricted Stock Award Agreement, dated as of April 6, 1998, with Guillermo Silva, Jr. (Exhibit 99.07 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

  99.24 - Restricted Stock Award Agreement, dated as of March 23, 1998, with Pedro Serrano, Jr. (Exhibit 99.08 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

  99.25 - Restricted Stock Award Agreement, dated as of March 24, 1998, with Thomas L. Newsom. (Exhibit 99.09 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

  99.26 - Restricted Stock Award Agreement, dated as of March 19, 1998, with John A. Whitacre. (Exhibit 99.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

  99.27 - Restricted Stock Award Agreement, dated as of March 25, 1998, with Terry D. Bassham. (Exhibit 99.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

  99.28 - Restricted Stock Award Agreement, dated as of March 30, 1998, with Eduardo A. Rodriguez . (Exhibit 99.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

  99.29 - Restricted Stock Award Agreement, dated as of March 20, 1998, with Gary R. Hedrick. (Exhibit 99.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

  99.30 - Restricted Stock Award Agreement, dated as of March 25, 1998, with John C. Horne. (Exhibit 99.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

 *99.31  -  Final Order, entered September 24, 1998, by the New Mexico Public
            Utility Commission.

   * Filed herewith.

(b)  Reports on Form 8-K:

     The following reports on Form 8-K were filed during the last quarter of 1998:


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

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March 1999.

                                 EL PASO ELECTRIC COMPANY

                                 By:        /S/ JAMES S. HAINES
                                    --------------------------------------------
                                                 James S. Haines,
                                       Chief Executive Officer and President
                                             (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

               SIGNATURE                             TITLE                                                           DATE
               ---------                             -----                                                           ----
                                            Chief Executive Officer, President                                  March 30, 1999
         /s/  JAMES S. HAINES                 (Principal Executive Officer) and Director
---------------------------------------
             (James S. Haines)
                                            Vice President, Chief Financial Officer and Treasurer               March 30, 1999
         /s/  GARY R. HEDRICK                 (Principal Financial Officer and Principal Accounting Officer)
---------------------------------------
             (Gary R. Hedrick)

         /s/  WILSON K. CADMAN              Director                                                            March 30, 1999
---------------------------------------
             (Wilson K. Cadman)

         /s/  JAMES A. CARDWELL             Director                                                            March 30, 1999
---------------------------------------
             (James A. Cardwell)

         /s/  JAMES W. CICCONI              Director                                                            March 30, 1999
---------------------------------------
             (James W. Cicconi)

         /s/  GEORGE W. EDWARDS, JR.        Director                                                            March 30, 1999
---------------------------------------
             (George W. Edwards, Jr.)

         /s/  RAMIRO GUZMAN                 Director                                                            March 30, 1999
---------------------------------------
             (Ramiro Guzman)

         /s/  JAMES W. HARRIS               Director                                                            March 30, 1999
---------------------------------------
             (James W. Harris)

         /s/  KENNETH R. HEITZ              Director                                                            March 30, 1999
---------------------------------------
            (Kenneth R. Heitz)

         /s/  PATRICIA Z. HOLLAND-BRANCH    Director                                                            March 30, 1999
---------------------------------------
            (Patricia Z. Holland-Branch)

         /s/  MICHAEL K. PARKS              Director                                                            March 30, 1999
---------------------------------------
            (Michael K. Parks)

         /s/  ERIC B. SIEGEL                Director                                                            March 30, 1999
---------------------------------------
            (Eric B. Siegel)

         /s/  STEPHEN WERTHEIMER            Director                                                            March 30, 1999
---------------------------------------
            (Stephen Wertheimer)

         /s/  CHARLES A. YAMARONE           Director                                                            March 30, 1999
---------------------------------------
            (Charles A. Yamarone)