Form 10-Q
period 1999-03-31
EL PASO ELECTRIC CO /TX/
filed 1999-05-17
CIK 31978

================================================================================

                                   Form 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1999

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

     As of May 7, 1999, there were 60,403,651 shares of the Company's no par value common stock outstanding.

================================================================================

                           EL PASO ELECTRIC COMPANY

                              INDEX TO FORM 10-Q


                                                                                         Page No.
                                                                                         --------
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

       Balance Sheets - March 31, 1999 and December 31, 1998....................             1

       Statements of Operations - Three Months and Twelve Months Ended March 31,
        1999 and 1998...........................................................             3

       Statements of Comprehensive Operations - Three Months and Twelve Months
        Ended March 31, 1999 and 1998...........................................             4

       Statements of Cash Flows - Three Months Ended March 31, 1999 and 1998....             5

       Notes to Financial Statements............................................             6

       Independent Auditors' Review Report......................................            11

     Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations.............................................            12

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk........            22


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings.................................................            22

     Item 6.  Exhibits and Reports on Form 8-K..................................            22

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                           EL PASO ELECTRIC COMPANY

                                BALANCE SHEETS


                                 ASSETS                                       March 31,
                             (In thousands)                                      1999            December 31,
                                                                             (Unaudited)             1998
                                                                           ----------------     ---------------
Utility plant:
  Electric plant in service..............................................       $1,608,361           $1,599,207
  Less accumulated depreciation and amortization.........................          266,775              243,405
                                                                                ----------           ----------
    Net plant in service.................................................        1,341,586            1,355,802
  Construction work in progress..........................................           61,096               54,641
  Nuclear fuel; includes fuel in process of $1,939 and
    $8,031, respectively.................................................           92,801               89,784
  Less accumulated amortization..........................................           51,193               45,691
                                                                                ----------           ----------
    Net nuclear fuel.....................................................           41,608               44,093
                                                                                ----------           ----------
      Net utility plant..................................................        1,444,290            1,454,536
                                                                                ----------           ----------

Current assets:
  Cash and temporary investments.........................................           75,544              229,150
  Accounts receivable, principally trade, net of allowance for
    doubtful accounts of $1,584 and $1,738, respectively.................           51,771               64,735
  Inventories, at cost...................................................           27,026               27,537
  Prepayments and other..................................................            7,867               16,896
                                                                                ----------           ----------
      Total current assets...............................................          162,208              338,318
                                                                                ----------           ----------

Long-term contract receivable............................................           21,703               23,139
                                                                                ----------           ----------

Deferred charges and other assets:
  Accumulated deferred income taxes, net.................................            4,497               10,518
  Decommissioning trust fund.............................................           49,011               46,725
  Other..................................................................           18,145               17,983
                                                                                ----------           ----------
      Total deferred charges and other assets............................           71,653               75,226
                                                                                ----------           ----------

      Total assets.......................................................       $1,699,854           $1,891,219
                                                                                ==========           ==========

See accompanying notes to financial statements.

                           EL PASO ELECTRIC COMPANY

                     CAPITALIZATION AND LIABILITIES                          March 31,
                  (In thousands except for share data)                          1999             December 31,
                                                                            (Unaudited)              1998
                                                                          ----------------     ----------------
Capitalization:
  Common stock, stated value $1 per share, 100,000,000 shares authorized, 60,175,763 and 60,122,377 shares issued and outstanding;
    and 214,169 and 147,985 restricted shares, respectively.............       $   60,399           $   60,270
  Capital in excess of stated value.....................................          242,251              241,325
  Unearned compensation-restricted stock awards.........................           (1,365)                (611)
  Accumulated earnings..................................................          112,723              115,193
  Accumulated other comprehensive income (unrealized
    gains on marketable securities).....................................            1,739                1,101
                                                                               ----------           ----------
      Common stock equity...............................................          415,747              417,278
  Preferred stock, redemption required, cumulative, no par value,
    2,000,000 shares authorized-1,357,444 shares issued and
      outstanding in 1998; at liquidation preference....................               --              135,744
  Long-term debt........................................................          872,190              872,213
  Financing and capital lease obligations...............................           22,240               24,849
                                                                               ----------           ----------
        Total capitalization............................................        1,310,177            1,450,084
                                                                               ----------           ----------

Current liabilities:
  Current maturities of long-term debt and financing and
    capital lease obligations...........................................           27,384               63,817
  Accounts payable, principally trade...................................           16,502               31,135
  Taxes accrued other than federal income taxes.........................           19,005               20,316
  Interest accrued......................................................           19,067               20,412
  Net overcollection of fuel revenues...................................            2,182                2,632
  Other.................................................................           21,213               19,359
                                                                               ----------           ----------
        Total current liabilities.......................................          105,353              157,671
                                                                               ----------           ----------

Deferred credits and other liabilities:
  Decommissioning.......................................................          131,437              129,750
  Accrued postretirement benefit liability..............................           81,804               80,477
  Accrued pension liability.............................................           33,783               33,880
  Other.................................................................           37,300               39,357
                                                                               ----------           ----------
        Total deferred credits and other liabilities....................          284,324              283,464
                                                                               ----------           ----------

Commitments and contingencies
        Total capitalization and liabilities............................       $1,699,854           $1,891,219
                                                                               ==========           ==========

See accompanying notes to financial statements.

                           EL PASO ELECTRIC COMPANY
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (In thousands except for share data)

                                                                     Three Months Ended           Twelve Months Ended
                                                                         March 31,                     March 31,
                                                                 --------------------------    --------------------------
                                                                     1999          1998            1999          1998
                                                                 ------------  ------------    ------------  ------------
Operating revenues.............................................  $   129,869   $   136,945     $   595,145   $   595,126
                                                                 -----------   -----------     -----------   -----------
Energy expenses:
  Fuel.........................................................       22,062        25,482         106,030       110,473
  Purchased and interchanged power.............................          752         3,164          18,198        20,508
                                                                 -----------   -----------     -----------   -----------
                                                                      22,814        28,646         124,228       130,981
                                                                 -----------   -----------     -----------   -----------
Operating revenues net of energy expenses......................      107,055       108,299         470,917       464,145
                                                                 -----------   -----------     -----------   -----------
Other operating expenses:
  Other operations.............................................       30,632        32,570         132,312       133,522
  Maintenance..................................................        8,914         8,202          35,667        33,555
  New Mexico Settlement charge.................................          --            --            6,272           --
  Depreciation and amortization................................       22,805        22,227          90,391        89,057
  Taxes other than income taxes................................       11,280        11,360          44,252        43,637
                                                                 -----------   -----------     -----------   -----------
                                                                      73,631        74,359         308,894       299,771
                                                                 -----------   -----------     -----------   -----------
Operating income...............................................       33,424        33,940         162,023       164,374
                                                                 -----------   -----------     -----------   -----------
Other income (deductions):
  Investment income............................................        2,679         2,635          11,550         7,621
  Litigation settlement, net...................................          --            --              --          7,500
  Settlement of bankruptcy professional fees...................          --            376             885         1,151
  Other, net...................................................         (913)          (26)         (2,617)         (390)
                                                                 -----------   -----------     -----------   -----------
                                                                       1,766         2,985           9,818        15,882
                                                                 -----------   -----------     -----------   -----------
Income before interest charges.................................       35,190        36,925         171,841       180,256
                                                                 -----------   -----------     -----------   -----------
Interest charges (credits):
  Interest on long-term debt...................................       19,155        20,336          79,786        84,228
  Other interest...............................................        2,037         1,765           7,470         6,345
  Interest capitalized and deferred............................       (1,704)       (1,621)         (6,483)       (6,146)
                                                                 -----------   -----------     -----------   -----------
                                                                      19,488        20,480          80,773        84,427
                                                                 -----------   -----------     -----------   -----------
Income before income taxes.....................................       15,702        16,445          91,068        95,829
Income tax expense.............................................        6,240         5,930          35,048        36,869
                                                                 -----------   -----------     -----------   -----------
Income before extraordinary gain on discharge
  of debt......................................................        9,462        10,515          56,020        58,960
Extraordinary gain on discharge of debt, net of
  income tax expense...........................................          --            --            3,343           --
                                                                 -----------   -----------     -----------   -----------
Net income.....................................................        9,462        10,515          59,363        58,960
Preferred stock:
  Dividend requirements........................................        2,616         3,523          13,800        13,518
  Redemption costs.............................................        9,571           --            9,571           --
                                                                 -----------   -----------     -----------   -----------
Net income (loss) applicable to common stock...................  $    (2,725)  $     6,992     $    35,992   $    45,442
                                                                 ===========   ===========     ===========   ===========

Basic earnings (loss) per common share:
  Income (loss) before extraordinary gain on discharge of debt.  $    (0.045)  $     0.116     $     0.542   $     0.756
  Extraordinary gain on discharge of debt, net of
     income tax expense........................................          --            --            0.056           --
                                                                 -----------   -----------     -----------   -----------
     Net income (loss).........................................  $    (0.045)  $     0.116     $     0.598   $     0.756
                                                                 ===========   ===========     ===========   ===========
Diluted earnings (loss) per common share:
  Income (loss) before extraordinary gain on discharge of debt.  $    (0.045)  $     0.116     $     0.539   $     0.752
  Extraordinary gain on discharge of debt, net of
     income tax expense........................................          --            --            0.055           --
                                                                 -----------   -----------     -----------   -----------
     Net income (loss).........................................  $    (0.045)  $     0.116     $     0.594   $     0.752
                                                                 ===========   ===========     ===========   ===========

Weighted average number of common shares outstanding...........   60,209,960    60,165,778      60,179,129    60,141,375
                                                                 ===========   ===========     ===========   ===========
Weighted average number of common shares and
  dilutive potential common shares outstanding.................   60,209,960    60,443,272      60,574,819    60,424,903
                                                                 ===========   ===========     ===========   ===========


See accompanying notes to financial statements.

                           EL PASO ELECTRIC COMPANY
                    STATEMENTS OF COMPREHENSIVE OPERATIONS
                                  (Unaudited)
                                (In thousands)


                                                            Three Months Ended     Twelve Months Ended
                                                                 March 31,              March 31,
                                                            -------------------    -------------------
                                                              1999       1998        1999       1998
                                                            ---------  --------    ---------  --------

Net income................................................   $ 9,462    $10,515      $59,363   $58,960
Other comprehensive income:
  Net unrealized gain on marketable securities,
     less applicable income tax expense of
     $344, $213, $821and $115, respectively...............       638        397        1,526       213
                                                             -------    -------      -------   -------
Comprehensive income......................................    10,100     10,912       60,889    59,173
Preferred stock:
  Dividend requirements...................................     2,616      3,523       13,800    13,518
  Redemption costs........................................     9,571       --          9,571      --
                                                             -------   --------      -------  --------
Comprehensive income (loss) applicable
  to common stock.........................................   $(2,087)   $ 7,389      $37,518   $45,655
                                                             =======    =======      =======   =======

See accompanying notes to financial statements.

                           EL PASO ELECTRIC COMPANY
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                                            Three Months Ended
                                                                                  March 31,
                                                                           -----------------------
                                                                               1999        1998
                                                                           ----------   ----------
Cash Flows From Operating Activities:
  Net income........................................................       $  9,462     $  10,515
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization...................................         28,722        28,184
    Deferred income taxes, net......................................          5,678         5,302
    Provision for rate refund.......................................          5,855            --
    Other operating activities......................................          1,013         1,222
  Change in:
    Accounts receivable.............................................         12,964         5,634
    Inventories.....................................................            511          (317)
    Prepayments and other...........................................          9,029        (2,784)
    Long-term contract receivable...................................          1,436         1,100
    Accounts payable................................................        (14,633)       (2,007)
    Interest accrued................................................         (1,345)       (1,373)
    Net over/undercollection of fuel revenues.......................           (450)        1,191
    Other current liabilities.......................................         (2,734)        1,959
    Deferred charges and credits....................................             44         1,603
                                                                           --------     ---------
      Net cash provided by operating activities.....................         55,552        50,229
                                                                           --------     ---------
Cash Flows From Investing Activities:
  Cash additions to utility property, plant and equipment...........        (14,506)      (10,052)
  Cash additions to nuclear fuel....................................         (2,114)       (1,013)
  Interest capitalized to utility property, plant and
    equipment and nuclear fuel......................................         (1,704)       (1,621)
  Investment in decommissioning trust fund..........................         (1,305)       (1,528)
  Other investing activities........................................           (141)           79
                                                                           --------     ---------
      Net cash used for investing activities........................        (19,770)      (14,135)
                                                                           --------     ---------
Cash Flows From Financing Activities:
  Repurchases of and payments on long-term debt.....................        (36,056)      (29,554)
  Net repayments of financing obligations...........................         (2,206)       (3,494)
  Redemption of preferred stock.....................................       (148,927)           --
  Preferred stock dividend payment..................................         (1,328)           --
  Redemption of capital lease obligations...........................           (803)         (770)
  Other financing activities........................................            (68)          (35)
                                                                          ---------     ---------
      Net cash used for financing activities........................       (189,388)      (33,853)
                                                                          ---------     ---------
Net (decrease) increase in cash and temporary investments...........       (153,606)        2,241

Cash and temporary investments at beginning of period...............        229,150       111,227
                                                                          ---------     ---------
Cash and temporary investments at end of period.....................      $  75,544     $ 113,468
                                                                          =========     =========

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

     These condensed financial statements should be read in conjunction with the financial statements and notes thereto in the Annual Report of El Paso Electric Company (the "Company") on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K"). Capitalized terms used in this report and not defined herein have the meaning ascribed for such terms in the 1998 Form 10-K. In the opinion of management of the Company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company at March 31, 1999 and December 31, 1998; the results of operations for the three and twelve months ended March 31, 1999 and 1998; and cash flows for the three months ended March 31, 1999 and 1998. The results of operations for the three and twelve months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full calendar year.

Supplemental Cash Flow Disclosures (In thousands)

                                                                     Three Months Ended March 31,
                                                                 ------------------------------------
                                                                     1999                    1998
                                                                 ------------            ------------

Cash paid for:
   Interest on long-term debt.......................                $18,542                $19,845
   Reorganization items- professional
       fees and other...............................                     --                  1,273
Non-cash investing and financing activities:
   Issuance of preferred stock for
       pay-in-kind dividend.........................                  3,867                  3,456
   Issuance of restricted shares of
       common stock.................................                  1,123                    195

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)


Reconciliation of Basic and Diluted Earnings (Loss) Per Common Share

     The reconciliation of basic and diluted earnings (loss) per common share before extraordinary item is presented below:

                                                              Three Months Ended March 31,
                                       --------------------------------------------------------------------------
                                                       1999                                  1998
                                       -------------------------------------  -----------------------------------
                                                                      Per                                   Per
                                                                    Common                                Common
                                       Income (Loss)     Shares      Share        Income        Shares     Share
                                       --------------  ----------  ---------  --------------  ----------  -------
                                       (In thousands)                         (In thousands)
Income before extraordinary item.....   $      9,462                           $     10,515
 Less:
  Preferred stock:
    Dividend requirements............          2,616                                  3,523
    Redemption costs.................          9,571                                    --
                                        ------------                           ------------
Basic earnings (loss) per common
 share:
 Net income (loss) applicable to
  common stock.......................         (2,725)  60,209,960  $ (0.045)          6,992   60,165,778  $ 0.116
                                                                   ========                               =======

Effect of dilutive securities:
 Unvested restricted stock...........           --           --                        --         14,496
 Stock options.......................           --           --                        --        262,998
                                        ------------   ----------              ------------   ----------

Diluted earnings (loss) per common
 share:
 Net income (loss) applicable to
  common stock.......................   $     (2,725)  60,209,960  $ (0.045)   $      6,992   60,443,272  $ 0.116
                                        ============   ==========  ========    ============   ==========  =======

                                                            Twelve Months Ended March 31,
                                       ------------------------------------------------------------------------
                                                      1999                                 1998
                                       -----------------------------------  -----------------------------------
                                                                     Per                                  Per
                                                                   Common                               Common
                                           Income        Shares     Share       Income        Shares     Share
                                       --------------  ----------  -------  --------------  ----------  -------
                                       (In thousands)                       (In thousands)
Income before extraordinary item.....   $     56,020                           $   58,960
 Less:
  Preferred stock:
    Dividend requirements............         13,800                               13,518
    Redemption costs.................          9,571                                --
                                        ------------                           ----------
Basic earnings per common share:
 Net income applicable to
  common stock.......................         32,649   60,179,129  $ 0.542         45,442   60,141,375  $ 0.756
                                                                   =======                              =======

Effect of dilutive securities:
 Unvested restricted stock...........          --          26,685                   --          14,892
 Stock options.......................          --         369,005                   --         268,636
                                        ------------   ----------              ----------   ----------

Diluted earnings per common share:
 Net income applicable to
  common stock.......................   $     32,649   60,574,819  $ 0.539     $   45,442   60,424,903  $ 0.752
                                        ============   ==========  =======     ==========   ==========  =======

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)


B.   Rate Matters

     For a full discussion of the Company's rate matters, see Note B of Notes to Financial Statements in the 1998 Form 10-K.

New Mexico Rate Matters

     A comprehensive electric utility industry restructuring bill was signed into law by the Governor of New Mexico and became effective on April 8, 1999. Under this law, retail customer choice begins January 1, 2001 for public post-secondary educational institutions, public schools, and residential and small business customers. Retail customer choice begins January 1, 2002 for all other customers. Utilities are allowed to recover no less than 50% of their stranded costs with up to 100% recovery allowed if the New Mexico Commission determines that additional recovery is in the public interest, is necessary to maintain a utility's financial integrity, or is necessary to continue adequate and reliable service and will not cause an increase in rates to residential and small business customers. Utilities are required to file transition plans addressing the various restructuring issues, including the recovery of stranded costs, by March 1, 2000. The New Mexico Commission could delay implementation of retail customer choice for up to one year. The new law also allows the New Mexico Commission to review and approve any rate settlement previously approved by the New Mexico Commission as a means of transition to competition. After such approval, any such settlement shall supercede the new law to the extent it is inconsistent. The Company cannot predict whether the implementation of this legislation will impact the Company's revenues and recovery of costs contemplated under the New Mexico Settlement.

C.   Preferred Stock Redemption

     On March 1, 1999, after obtaining required consents of holders of certain of the Company's outstanding debt securities, the Company redeemed the Series A Preferred Stock. The Company paid the redemption price of approximately $139.6 million; accrued cash dividends of $1.3 million; and premium, fees and costs of securing the consents aggregating $9.6 million. The preferred stock had an annual dividend rate of 11.40%.

D.   Commitments and Contingencies

     For a full discussion of commitments and contingencies, including environmental matters related to the Company, see Note H of Notes to Financial Statements in the 1998 Form 10-K. In addition, see Note C of Notes to Financial Statements in the 1998 Form 10-K regarding matters related to Palo Verde, including decommissioning, spent fuel storage, disposal of low-level radioactive waste and liability and insurance matters.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)


E.   Litigation

     For a full discussion of litigation, see Note I of Notes to Financial Statements in the 1998 Form 10-K.

Litigation with Las Cruces

     Las Cruces is attempting to replace the Company as the electric service provider in Las Cruces by acquiring, through condemnation or a negotiated purchase, the distribution assets and other facilities used to provide electric service to customers in Las Cruces. Sales to customers in Las Cruces represent approximately 8% of the Company's operating revenues.

     On February 26, 1999, Las Cruces filed its Petition for Condemnation and Application for Immediate Possession with the New Mexico State District Court. On March 9, 1999, the Company removed the Las Cruces petition and application to the United States District Court for the District of New Mexico. Following a hearing on a motion for remand filed by Las Cruces, the federal court ruled that the Company's removal to federal court was proper. Las Cruces has filed a motion for reconsideration of the removal issue. At this time no hearing on the immediate possession matter has been set. The Company is unable to predict the outcome of this litigation.

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

     Las Cruces has taken several actions to position itself to acquire portions of the Company's distribution system and certain related facilities. In August 1994 Southwestern Public Service Company ("SPS") and Las Cruces entered into an agreement granting SPS the right to provide all of the electric power and energy required by Las Cruces if Las Cruces succeeds in its efforts to obtain the Company's distribution system. In addition, Las Cruces sold approximately $73 million in revenue bonds in October 1995 to provide funding to finance the acquisition by condemnation or negotiated purchase of the Company's electrical distribution assets within and adjacent to the Las Cruces city limits.

     In July 1996 Las Cruces exercised its right under FERC Order No. 888 to request that the Company calculate Las Cruces' stranded cost obligation should it leave the Company's system and operate its own municipal utility while receiving certain transmission services from the Company. Las Cruces subsequently filed a request at the FERC for a summary determination that Las Cruces would have no stranded cost obligation to the Company or, in the alternative, that the FERC convene a hearing to establish the amount of any stranded costs. An evidentiary hearing was held before an administrative law judge of the FERC who issued an Initial Decision in June 1998 recommending that Las Cruces pay the Company $30.4 million for stranded costs if Las Cruces chose to leave the

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)


Company's system as of July 1, 1998. The amount recommended by the administrative law judge would decline over time based on when, if ever, Las Cruces leaves the Company's system, and would be reduced to zero if Las Cruces leaves the Company's system after December 31, 2002. The administrative law judge's Initial Decision is not binding on the FERC. The Company believes the administrative law judge's Initial Decision is inconsistent with the intent and policy of Order No. 888, which establishes the right to full recovery of a utility's stranded generation cost. The Company continues to believe it is entitled to full compensation for the costs it incurred with the expectation of continuing to serve Las Cruces. The Company has sought review of the administrative law judge's Initial Decision by the FERC and, if necessary, will contest any final FERC decision on appeal. The Company cannot predict when the FERC will render a final decision on this issue. See Note B of Notes to Financial Statements in the 1998 Form 10-K for a full discussion of stranded costs.

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

                      Independent Auditors' Review Report
                      -----------------------------------


The Shareholders and the Board of Directors
El Paso Electric Company:

We have reviewed the accompanying condensed balance sheet of El Paso Electric Company (the Company) as of March 31, 1999, the related condensed statements of operations and comprehensive operations for the three months and twelve months ended March 31, 1999 and 1998, and the related condensed statements of cash flows for the three months ended March 31, 1999 and 1998. These condensed financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of El Paso Electric Company as of December 31, 1998, and the related statements of operations, comprehensive operations, changes in common stock equity, and cash flows for the year then ended (not presented herein); and in our report dated February 5, 1999, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

                                         KPMG LLP



El Paso, Texas
April 26, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information contained in this Item 2 updates, and should be read in conjunction with, the information set forth in Part II, Item 7 of the Company's 1998 Form 10-K.

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

                     Operational Prospects and Challenges

     The Texas Rate Stipulation provides the Company with a stable base of retail revenues in Texas during a period in which the Company has substantially reduced its fixed obligations. The New Mexico Settlement provides a similar level of certainty in the Company's New Mexico rates, although of shorter duration. As discussed below, the New Mexico Settlement includes an annual base revenue reduction of $4.6 million, exclusive of the Company's annual $0.4 million contribution for low-income assistance in New Mexico. The Company and all signatories to the Texas Settlement Agreement have reached an agreement, subject to Texas Commission approval, providing for comparable annual revenue reductions in Texas of approximately $15.4 million and approval of all Company fuel expenses for the 42-month period currently subject to reconciliation.

     In return for these rate reductions, the Company believes it will achieve in both Texas and New Mexico a new period of revenue stability at levels that will permit it to further reduce its debt while continuing to address issues raised by industry restructuring and competition. During this period, the Company's strategic goals include (i) serving the growing need for electricity within its retail service territory; (ii) continuing to focus on its strategic location on the border with Mexico; (iii) enhancing long-term relationships with its largest retail customers; (iv) continuing to reduce operating costs; and (v) developing an energy-related services business.

     The New Mexico Settlement provides for (i) a total annual jurisdictional base revenue reduction of $4.6 million; (ii) a 30-month moratorium on rate increases or decreases in New Mexico; (iii) the elimination of the need for future fuel reconciliations in New Mexico by incorporating the existing fixed fuel factor into rates; (iv) an increased degree of ratemaking certainty for the future achieved by an agreement among the signatories reducing the net value of certain assets by approximately $40 million on a New Mexico jurisdictional basis for ratemaking purposes (but with no effect on book values), while establishing the signatories' agreement that the Company is entitled to 100% recovery of such revalued assets; and (v) the ability to enter into long-term rate contracts with commercial and industrial customers in New Mexico. The New Mexico Settlement became effective on October 26, 1998. Additionally, as a result of the New Mexico Settlement, the Company will contribute $0.4 million annually ($1.0 million over the term of the moratorium period) to a social services agency in Dona Ana County providing assistance to low-income individuals. Although the New Mexico Settlement was structured to allow recovery of previously underrecovered fuel balances, the order adopting the New Mexico Settlement did not support the recognition of this asset in the Company's financial statements under existing accounting standards. The Company wrote off the book value of undercollected fuel revenues in its New Mexico jurisdiction as of September 30, 1998, which amounted to $3.8 million, net of tax, although the Company believes that, based on current estimates of future fuel prices and operating costs, it will recover 100% of these amounts. The Company negotiated the New Mexico Settlement so as to substantially reduce the likelihood of additional rate reductions during the moratorium period. However, in light of the regulatory framework in New Mexico and the movement toward competition, there can be no assurance that the Company will be able to maintain its rates at the new levels.

     Following the New Mexico Settlement, the Company offered to enter into a comparable agreement in Texas. Based upon that offer, the Company entered into the Texas Settlement Agreement providing for: (i) a total annual jurisdictional base revenue reduction of approximately $15.4 million retroactive to November 1, 1998; (ii) reconciliation of the Company's fuel expenses through December 31, 1998, with no disallowance; and (iii) an agreement to use 50% of all Palo Verde performance rewards related to evaluation periods after 1997, when collected, for low-income assistance and for Demand-Side Management ("DSM") programs, primarily focused on small business customers, through the end of the Freeze Period. The parties have executed the Texas Settlement Agreement and filed it with the Texas Commission, the City of El Paso and all other municipalities having jurisdiction. The Company anticipates the Texas Commission will consider and approve the Texas Settlement Agreement in the near future. The new rates under the Texas Settlement Agreement were implemented in April 1999, pursuant to an interim order of the Texas Commission.

     The Company faces a number of challenges which could negatively impact its operations and financial results. The primary challenge is the risk of increased costs, including the risk of additional or unanticipated costs at Palo Verde resulting from (i) increases in operation and maintenance expenses; (ii) the possible replacement of steam generators; (iii) an extended outage of any of the Palo Verde units; (iv) increases in estimates of decommissioning costs; (v) the storage of radioactive materials; and (vi) compliance with the various requirements and regulations governing commercial nuclear generating stations. At the same time, the Company's revenues, which have been reduced from previous levels as a result of the New Mexico Settlement and the Texas Settlement Agreement, are effectively capped. There can be no assurance that the Company's revenues will be sufficient to recover any increased costs, including any such increased costs in connection with Palo Verde or increases in other costs of operation, whether as a result of higher than anticipated levels of inflation, changes in tax laws or regulatory requirements, or other causes.

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

     In recent years, the United States has closed a large number of military bases. There can be no assurance that Holloman Air Force Base ("Holloman"), White Sands Missile Range ("White Sands") or the United States Army Air Defense Center at Fort Bliss ("Ft. Bliss") will not be closed in the future or that the Company will not lose all or some of its military base sales. The Company's sales to the military bases represent approximately 3% of annual operating revenues. The Company signed a contract with Ft. Bliss in December 1998, under which Ft. Bliss will take service from the Company through December 2008. The Company has a contract to provide retail electric service to Holloman for a ten-year term which began in December 1995. In May 1999 the Army and the Company entered into a new ten-year contract to provide White Sands retail electric service.

     Finally, the electric utility industry in general is facing significant challenges and increased competition as a result of changes in federal provisions relating to third-party transmission services and independent power production, as well as potential changes in state regulatory provisions relating to wholesale and retail service. The Texas Commission and committees of both houses of the Texas legislature have conducted proceedings related to industry restructuring and stranded cost recovery; however, restructuring legislation has yet to be passed. In New Mexico, a comprehensive electric utility restructuring bill was signed into law by the Governor of New Mexico and became effective on April 8, 1999. Under this law, retail customer choice begins January 1, 2001 for public post-secondary educational institutions, public schools, and residential and small business customers. Retail customer choice begins January 1, 2002 for all other customers. Utilities are allowed to recover no less than 50% of their stranded costs with up to 100% recovery allowed if the New Mexico Commission determines that additional recovery is in the public interest, is necessary to maintain a utility's financial integrity, or is necessary to continue adequate and reliable service and will not cause an increase in rates to residential and small business customers. Utilities are required to file transition plans addressing the various restructuring issues, including the recovery of stranded costs, by March 1, 2000. The New Mexico Commission could delay implementation of retail customer choice for up to one year. The new law also allows the New Mexico Commission to review and approve any rate settlement previously approved by the New Mexico Commission as a means of transition to competition. After such approval, any such settlement would supercede the new law to the extent it is inconsistent. The Company cannot predict whether the implementation of this legislation will impact the Company's revenues and recovery of costs contemplated under the New Mexico Settlement. The potential effects of deregulation are particularly important to the Company because its rates are significantly higher than the national and regional averages. In the face of increased competition, there can be no assurance that this competition will not adversely affect the future operations, cash flow, and financial condition of the Company.

                        Liquidity and Capital Resources

     The Company's principal liquidity requirements for the next several years are expected to consist of interest and principal payments on the Company's indebtedness and capital expenditures related to the Company's generating facilities and transmission and distribution systems. The Company expects that cash flows from operations will be sufficient for such purposes.

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

     The Company anticipates that internally generated funds will be sufficient to meet its construction requirements, provide for the retirement of debt and enable the Company to meet other contingencies that may exist, such as compliance with environmental regulation, pending litigation, any claims for indemnification, and Year 2000 remediation. At March 31, 1999, the Company had approximately $75.5 million in cash and cash equivalents. On February 8, 1999, the Company renewed its $100 million revolving credit facility, which now provides up to $70 million for nuclear fuel purchases and up to $50 million (depending on the amount of borrowings outstanding for nuclear fuel purchases) for working capital needs. At March 31, 1999, approximately $47.1 million had been drawn for nuclear fuel purchases. No amounts have been drawn on this facility for working capital needs.

     The Company has a high debt to capitalization ratio and significant debt service obligations. Due to the Texas Rate Stipulation, the Texas Settlement Agreement, the New Mexico Settlement, and competitive pressures, the Company does not expect to be able to raise its base rates in the event of increases in non-fuel costs, increases in fuel costs in New Mexico or loss of revenues. Accordingly, as described below, debt reduction is a high priority for the Company in order to gain additional financial flexibility to address the evolving competitive market. On March 1, 1999, after obtaining required consents of holders of certain of the Company's outstanding debt securities, the Company used cash on hand to pay for the early redemption of its Series A Preferred Stock. The Company paid the redemption price of approximately $139.6 million; accrued cash dividends of $1.3 million; and premium, fees and costs of securing the consents aggregating $9.6 million. The preferred stock had an annual dividend rate of 11.40%. As a result of the early redemption of its Series A Preferred Stock, the Company will avoid additional cash dividends of approximately $2.7 million that would have occurred through May 1, 1999, and $4.0 million quarterly thereafter until mandatory redemption in 2008. The Company reported the premium and other costs related to the preferred stock redemption as a reduction of net income applicable to common stock for the three months ended March 31, 1999, which resulted in a one-time decrease in diluted earnings per common share of $0.16.

     The Company has significantly reduced its long-term debt following its emergence from bankruptcy in 1996. From June 1, 1996 through April 30, 1999, the Company repurchased approximately $246.3 million of first mortgage bonds as part of an aggressive deleveraging program and repaid the remaining $36.0 million of Series A First Mortgage Bonds at their maturity on February 1, 1999. The foregoing, together with the early redemption of Series A Preferred Stock, reduced the Company's annual interest expense and annual cash dividend requirements by approximately $21.8 million and $15.9 million, respectively. Long-term indebtedness as a percentage of capitalization was reduced from 74% at June 30, 1996 to 68% at March 31, 1999.

     The Company continues to believe that the orderly reduction of debt with a goal of achieving a capital structure that is more typical in the electric utility industry and, ultimately, an investment grade rating, is a significant component of long-term shareholder value creation. Future repurchases of first mortgage bonds will be evaluated based on market conditions, the availability of cash to meet bond maturities and the comparative economic value of alternative uses of cash.

     The degree to which the Company is leveraged could have important consequences on the Company's liquidity, including (i) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate or other purposes could be limited in the future, and (ii) the Company's substantial leverage may place the Company at a competitive disadvantage by limiting its financial flexibility to respond to the demands of the competitive market and make it more vulnerable to adverse economic or business changes.

                             Results of Operations

                                                             Net Income                         Diluted Earnings
                                                        (Loss) Applicable to                       (Loss) Per
                                                         Common Stock Before                   Common Share Before
                                                         Extraordinary Item                    Extraordinary Item
                                                   -------------------------------       -------------------------------
                                                        1999             1998                 1999             1998
                                                   ---------------  --------------       ---------------  --------------
                                                            (In thousands)
Three Months Ended March 31...................         $(2,725)         $ 6,992              $(0.045)          $0.116
Twelve Months Ended March 31..................          32,649           45,442                0.539            0.752

     Results of operations for the three and twelve months ended March 31, 1999 were affected by unusual or infrequent items, including the recognition of certain items arising from the Texas Settlement Agreement, a change in estimated fuel cost reserves, and the early redemption of the Company's 11.40% Series A Preferred Stock.

     Operating revenues net of energy expenses decreased $1.2 million for the three months ended March 31, 1999, and increased $6.8 million for the twelve months ended March 31, 1999, compared to the same periods last year, as follows (In thousands):

Three Months Ended March 31:                        1999                1998               Increase/(Decrease)
----------------------------                        ----                ----               ------------------
Texas Settlement Agreement:
  Palo Verde performance rewards..........        $  3,453            $   --                       $ 3,453
  Retroactive base rate decrease..........          (2,343)               --                        (2,343)
Change in estimated fuel cost reserves....           3,754                --                         3,754
Other.....................................         102,191             108,299                      (6,108)
                                                  --------            --------                     -------
      Total operating revenues net
        of energy expenses................        $107,055            $108,299                     $(1,244)
                                                  ========            ========                     =======

Twelve Months Ended March 31:                        1999              1998               Increase/(Decrease)
-----------------------------                        ----              ----               -------------------
Texas Settlement Agreement:
  Palo Verde performance rewards..........        $  3,453           $   --                      $3,453
Change in estimated fuel cost reserves....           3,754               --                       3,754
Other.....................................         463,710            464,145                      (435)
                                                  --------           --------                    ------
      Total operating revenues net
        of energy expenses................        $470,917           $464,145                    $6,772
                                                  ========           ========                    ======

     Excluding the effects of the recognition of the Palo Verde performance rewards, a retroactive base rate decrease, and the change in estimated fuel cost reserves, the three-month decrease of $6.1 million was primarily due to the loss of sales to CFE and the rate reductions in Texas and New Mexico. These decreases were partially offset by increased economy sales at higher margins. Excluding the recognition of the Palo Verde performance rewards and the change in estimated fuel cost reserves, the twelve-month decrease of $0.4 million was primarily due to the loss of sales to CFE and the rate reductions in Texas and New Mexico partially offset by increased kWh sales to retail customers and increased economy sales at higher margins.

     Retail customers' operating revenues shown below include the recognition of the Palo Verde performance rewards and the effects of the change in estimated fuel cost reserves for the three and twelve month periods ended March 31, 1999. Also included in the three-month period is the effect of the retroactive base rate decrease. Comparisons of kWh sales and operating revenues are shown below (In thousands):

                                                                                            Increase/(Decrease)
                                                                                            -------------------
Three Months Ended March 31:                         1999               1998                Amount      Percent
----------------------------                         ----               ----                ------      -------
Electric kWh Sales:
  Retail Customers........................        1,322,512           1,326,074               (3,562)      (0.3)%
  Other Utilities.........................          147,260             459,334             (312,074)     (67.9)
                                                 ----------          ----------             --------
   Total..................................        1,469,772           1,785,408             (315,636)     (17.7)
                                                 ==========          ==========             ========

Operating Revenues:
  Retail Customers........................       $  110,746          $  110,739             $      7        0.0 %
  Other Utilities.........................           19,123              26,206               (7,083)     (27.0)
                                                 ----------          ----------             --------
   Total..................................       $  129,869          $  136,945             $ (7,076)      (5.2)
                                                 ==========          ==========             ========
                                                                                            Increase/(Decrease)
                                                                                            -------------------
Twelve Months Ended March 31:                        1999               1998                Amount      Percent
------------------------------                       ----               ----                ------      -------
Electric kWh Sales:
  Retail Customers........................        5,944,659           5,838,792              105,867        1.8 %
  Other Utilities.........................        1,445,806           1,972,463             (526,657)     (26.7)
                                                 ----------          ----------             --------
   Total..................................        7,390,465           7,811,255             (420,790)      (5.4)
                                                 ==========          ==========             ========

Operating Revenues:
  Retail Customers........................       $  497,837          $  495,294             $  2,543        0.5 %
  Other Utilities.........................           97,308              99,832               (2,524)      (2.5)
                                                 ----------          ----------             --------
   Total..................................       $  595,145          $  595,126             $     19        0.0
                                                 ==========          ==========             ========

     Other operations and maintenance expense decreased $1.2 million for the three months ended March 31, 1999, compared to the same period last year due to decreased operations expense of $1.9 million. Other operations expense decreased primarily due to decreased professional fees of $1.6 million resulting from fewer regulatory issues. The decrease was partially offset by increased maintenance expense of $0.7 million, as follows (In thousands):

Three Months Ended March 31:                        1999               1998                Increase/(Decrease)
----------------------------                        ----               ----                -------------------
Outside services..........................         $ 1,880            $ 3,930                     $(2,050)
Other.....................................          28,752             28,640                         112
                                                   -------            -------                     -------
  Total other operations expense..........          30,632             32,570                      (1,938)
                                                   -------            -------                     -------

Maintenance at Company-owned
  generating plants.......................           3,648              1,546                       2,102
Maintenance at Palo Verde.................           2,579              3,836                      (1,257)
Other.....................................           2,687              2,820                        (133)
                                                   -------            -------                     -------
  Total maintenance expense...............           8,914              8,202                         712
                                                   -------            -------                     -------
   Total other operations and
      maintenance expense.................         $39,546            $40,772                     $(1,226)
                                                   =======            =======                     =======

     Other operations and maintenance expense increased $0.9 million for the twelve months ended March 31, 1999, compared to the same period last year due to increased maintenance expense of $2.1 million partially offset by decreased operations expense of $1.2 million, as follows (In thousands):

Twelve Months Ended March 31:                       1999               1998                Increase/(Decrease)
-----------------------------                       ----               ----                -------------------
Outside services..........................        $ 12,002           $ 16,672                      $(4,670)
All employee bonus plan...................           5,606              2,200                        3,406
Other.....................................         114,704            114,650                           54
                                                  --------           --------                      -------
  Total other operations expense..........         132,312            133,522                       (1,210)
                                                  --------           --------                      -------

Maintenance at Company-owned
  generating plants.......................          10,338              7,516                        2,822
Insurance settlements.....................             --              (1,192)                       1,192
Maintenance at Palo Verde.................          14,045             15,511                       (1,466)
Other.....................................          11,284             11,720                         (436)
                                                  --------           --------                      -------
  Total maintenance expense...............          35,667             33,555                        2,112
                                                  --------           --------                      -------
   Total other operations and
      maintenance expense.................        $167,979           $167,077                      $   902
                                                  ========           ========                      =======

     Depreciation and amortization expense increased slightly due to routine capital additions for the three and twelve months ended March 31, 1999, compared to the same periods last year.

     Taxes other than income taxes were essentially unchanged for the three months ended March 31, 1999, and increased $0.6 million for the twelve months ended March 31, 1999, compared to the same period last year, primarily due to increases in Texas revenue related taxes resulting from an increase in Texas revenues and Texas property tax. These increases were partially offset by a decrease in Arizona property taxes resulting from a decrease in the assessment ratio in 1998 and a decrease in property values due to depreciation.

     Other income, net decreased $1.2 million for the three months ended March 31, 1999, compared to the same period last year primarily due to a gain on disposition of non-utility property of $0.7 million in 1998 with no comparable amount in 1999, and increased donations of $0.4 million in 1999 pursuant to the terms of the New Mexico Settlement. Other income, net decreased $6.1 million for the twelve months ended March 31, 1999, compared to the same period last year primarily due to a favorable litigation settlement of $7.5 million, net of legal fees and expenses, and a gain on disposition of non-utility property of $1.5 million in the prior period, with no comparable amounts in the current period. These decreases were partially offset by an increase in investment income of $3.9 million in 1999 resulting from the investment of higher levels of cash.

     Interest charges decreased $1.0 million and $3.7 million for the three and twelve months ended March 31, 1999, respectively, compared to the same periods last year, primarily due to a reduction in outstanding debt as a result of open market purchases of the Company's first mortgage bonds.

     Income tax expense increased $0.3 million for the three months ended March 31, 1999, and decreased $1.8 million for the twelve months ended March 31, 1999, compared to the same periods last year, primarily due to changes in pretax income and certain permanent differences.

     Extraordinary gain on discharge of debt of $3.3 million, net of income tax expense of $2.1 million for the twelve months ended March 31, 1999 represents unclaimed and undistributed funds designated for the payment of preconfirmation claims which reverted to the Company pursuant to the Fourth Amended Plan of Reorganization, with no comparable amounts for the same period in 1998.

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

     The Company started the inventory phase for its IT systems in October 1996 and for its non-IT systems in February 1998. Each has been completed. The Company will, however, continue to update the information as appropriate, such as when the Company purchases new software or hardware.

     The Company has substantially completed the assessment phase on its IT systems. Assessment of non-IT systems is nearing completion. The assessment phase is complete for substantially all mission critical systems. As the Company purchases new software and other products in 1999, additional readiness assessment will be performed.

     The third phase of the Y2K program is remediation. While the Company is employing remediation procedures generally accepted as standard, there are no guarantees such efforts will be entirely successful. As this point, the Company believes it has completed remediation on about 65% of all its IT and non-IT systems and on more than 90% of its mission critical systems. The Company expects to have completed the remediation phase for substantially all mission critical systems by June 30, 1999.

     The Company will continue to test for Y2K readiness throughout 1999. With respect to IT and non-IT systems, the Company estimates that about 65% of the planned testing has already been completed. The Company intends to test substantially all of its IT systems and to utilize representative sample testing with respect to some non-IT systems. The Company may also rely on vendor representations and reports of tests conducted by other parties with respect to certain IT and non-IT systems. The Company expects to have completed testing on substantially all mission critical systems by June 30, 1999.

     Because of the integrated nature of the Company's business with other utilities and its jointly-owned facilities operated by other utilities, the Company is reviewing the activities of other utilities that interconnect with the Company on the integrated system. In addition, the Company is assessing the activities of its financial institutions and major suppliers and customers to determine their readiness for Y2K issues. The successful operation of Palo Verde and other energy sources, water companies, gas suppliers and other suppliers will be critical to the Company's ability to limit the impact of any Y2K problems that may arise. Given the complex nature of this problem and the potential impacts on the Company of non-Y2K ready systems beyond its control, the Company cannot assure that it will not experience some outages or operational failures during the Y2K transition period.

     In December 1998 the Company retained the services of an independent consulting firm to review the Company's Y2K program, assess the remediation and testing procedures, and advise the Company on the best way to proceed in the time remaining before January 1, 2000. As a result of the independent review, the Company in February 1999 reassigned the personnel in charge of its Y2K program and instituted various procedural and process modifications to improve the program.

     The Company has expensed substantially all costs of its Y2K program. As of March 31, 1999, the Company's expenditures on the Y2K program totaled approximately $1.7 million and were predominantly related to internal labor, diagnostic tools, server upgrades and contracted costs. Expenses in 1999 are not expected to substantially exceed $3.0 million and will include costs for remediation, consultation, independent verification, participation in North American Electric Reliability Council drills and contingency planning. Approximately half of all Y2K program expenses are expected to be internal labor costs.

     The Company has been advised by APS, operating agent for Palo Verde and Four Corners, that APS has inventoried and assessed essentially all mission critical IT and non-IT systems and equipment. APS has indicated that they are 90% complete with the remediation and testing of these systems and expects to complete all such testing by June 30, 1999, for all mission critical systems, except for (i) those items that can only be completed during maintenance outages at Palo Verde, which will be completed for the last unit, which is substantially identical to the other two units, during the last half of 1999 and (ii) the continuous emissions monitoring systems for Four Corners, which will also be completed during the last half of 1999. APS has an internal audit/quality review team that is periodically reviewing the individual Y2K projects and their Y2K readiness.

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

     In April 1999 the Company along with about 200 other electric transmission systems across North America, conducted simulated testing of primary and backup communication equipment currently used to relay information to and from its System Operations Control Center. As a result of the testing, the Company now believes that sufficiently accurate and timely data can be provided by field personnel to operate the Company's electric system in the event of certain communication system failures. Substantially all communication facilities tested during the drill operated as expected. The Company will participate in another industry-sponsored drill in September 1999, which will afford an opportunity to rehearse, under simulated conditions, key portions of the Company's administrative, operating, communications and contingency response plans for the Y2K transition period.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risk due to changes in interest rates, equity prices, and commodity prices. See the Company's 1998 Form 10-K "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for a complete discussion of the market risks faced by the Company and the Company's market risk sensitive assets and liabilities. As of March 31, 1999, there have been no material changes in the market risks faced by the Company or the fair values of assets and liabilities disclosed in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in the Company's 1998 Form 10-K.

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


                                      EL PASO ELECTRIC COMPANY


                                  By:  /s/ Gary R. Hedrick
                                     ----------------------------------------
                                       Gary R. Hedrick
                                       Vice President, Chief Financial Officer
                                       and Treasurer
                                       (Duly Authorized Officer and
                                       Principal Financial Officer)



Dated: May 14, 1999

                           EL PASO ELECTRIC COMPANY

                               INDEX TO EXHIBITS

Exhibit
Number                                        Exhibit
-------                                       -------

   4.01 Amendment No. 1 dated, February 1, 1999, to the Letter of Credit and Reimbursement Agreements, dated as of August 27, 1997, relating to the Pollution Control Bonds.

 +10.01 Form of Change of Control Agreement between the Company and certain key officers of the Company.

  10.02 Directors' Restricted Stock Award Agreement, dated as of January 28, 1999, with George H. Edwards, Jr.

  10.03 Stock Option Agreement, dated as of January 11, 1999, with Earnest A. Lehman.

++10.04 Form of Restricted Stock Award Agreement between the Company and certain key officers of the Company.

  11      Statement re Computation of Per Share Earnings

  15      Letter re Unaudited Interim Financial Information

  27      Financial Data Schedule (EDGAR filing only)

   + Eight agreements, substantially identical in all material respects to this Exhibit, have been entered into with Terry D. Bassham; J. Frank Bates; Michael L. Blough; Gary R. Hedrick; John C. Horne; Earnest A. Lehman; Robert C. McNiel; and Eduardo A. Rodriguez, officers of the Company.

  ++ Eleven agreements, substantially identical in all material respects to this Exhibit, except for the number of shares, have been entered into with Terry D. Bassham; J. Frank Bates; Michael L. Blough; Gary R. Hedrick; John C. Horne; Robert C. McNiel; Thomas L. Newsom; Eduardo A. Rodriguez; Pedro Serrano; Guillermo Silva; and John A. Whitacre; officers and key employees of the Company.