Form 10-Q
period 1999-06-30
EL PASO ELECTRIC CO /TX/
filed 1999-08-16
CIK 31978

===============================================================================

                                   Form 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                            -----------------------

(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 1999

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

     As of August 10, 1999, there were 59,436,535 of the Company's no par value common stock outstanding.

===============================================================================

                           EL PASO ELECTRIC COMPANY

                              INDEX TO FORM 10-Q

                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements

       Balance Sheets - June 30, 1999 and December 31, 1998...............  1

       Statements of Operations - Three Months, Six Months and
       Twelve Months Ended June 30, 1999 and 1998.........................  3

       Statements of Comprehensive Operations - Three Months, Six
       Months and Twelve Months Ended June 30, 1999 and 1998..............  5

       Statements of Cash Flows - Six Months Ended
       June 30, 1999 and 1998.............................................  6

       Notes to Financial Statements......................................  7

       Independent Auditors' Review Report................................ 15

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................ 16

   Item 3. Quantitative and Qualitative Disclosures About Market Risk..... 27


PART II.   OTHER INFORMATION

   Item 1. Legal Proceedings.............................................. 28

   Item 4. Submission of Matters to a Vote of Security Holders............ 28

   Item 6. Exhibits and Reports on Form 8-K............................... 28

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                           EL PASO ELECTRIC COMPANY

                                BALANCE SHEETS

                                 ASSETS                                        June 30,
                             (In thousands)                                      1999             December 31,
                                                                             (Unaudited)             1998
                                                                           ----------------     ---------------
Utility plant:
  Electric plant in service..............................................       $1,618,760           $1,599,207
  Less accumulated depreciation and amortization.........................          288,939              243,405
                                                                                ----------           ----------
    Net plant in service.................................................        1,329,821            1,355,802
  Construction work in progress..........................................           65,342               54,641
  Nuclear fuel; includes fuel in process of $6,686 and
    $8,031, respectively.................................................           87,699               89,784
  Less accumulated amortization..........................................           45,524               45,691
                                                                                ----------           ----------
    Net nuclear fuel.....................................................           42,175               44,093
                                                                                ----------           ----------
      Net utility plant..................................................        1,437,338            1,454,536
                                                                                ----------           ----------
Current assets:
  Cash and temporary investments.........................................           49,106              229,150
  Accounts receivable, principally trade, net of allowance for
    doubtful accounts of $1,464 and $1,738, respectively.................           56,209               64,735
  Inventories, at cost...................................................           26,520               27,537
  Prepayments and other..................................................            7,050               16,896
                                                                                ----------           ----------
      Total current assets...............................................          138,885              338,318
                                                                                ----------           ----------

Long-term contract receivable............................................           20,241               23,139
                                                                                ----------           ----------
Deferred charges and other assets:
  Accumulated deferred income taxes, net.................................              761               10,518
  Decommissioning trust fund.............................................           52,385               46,725
  Other..................................................................           17,493               17,983
                                                                                ----------           ----------
      Total deferred charges and other assets............................           70,639               75,226
                                                                                ----------           ----------

      Total assets.......................................................       $1,667,103           $1,891,219
                                                                                ==========           ==========

See accompanying notes to financial statements.

                           EL PASO ELECTRIC COMPANY

                        CAPITALIZATION AND LIABILITIES                               June 30,
                     (In thousands except for share data)                              1999               December 31,
                                                                                   (Unaudited)                1998
                                                                                ------------------     ------------------
Capitalization:
   Common stock, stated value $1 per share, 100,000,000 shares authorized, 60,200,921 and 60,122,377 shares issued,
       and 256,169 and 147,985 restricted shares, respectively.................         $   60,457             $   60,270
   Capital in excess of stated value...........................................            242,481                241,325
   Unearned compensation - restricted stock awards.............................             (1,457)                  (611)
   Retained earnings...........................................................            118,578                115,193
   Accumulated other comprehensive income (unrealized
       gains on marketable securities).........................................              3,007                  1,101
                                                                                        ----------             ----------
                                                                                           423,066                417,278
   Reacquired common stock, 475,300 shares; at cost............................             (4,288)                 -
                                                                                        ----------             ----------
           Common stock equity.................................................            418,778                417,278
   Preferred stock, redemption required, cumulative, no par value,
       2,000,000 shares authorized, 1,357,444 shares issued and
       outstanding; at liquidation preference..................................              -                    135,744
   Long-term debt..............................................................            827,810                872,213
   Financing and capital lease obligations.....................................             22,189                 24,849
                                                                                        ----------             ----------
               Total capitalization............................................          1,268,777              1,450,084
                                                                                        ----------             ----------
Current liabilities:
   Current maturities of long-term debt and financing and
       capital lease obligations...............................................             27,402                 63,817
   Accounts payable, principally trade.........................................             15,216                 31,135
   Taxes accrued other than federal income taxes...............................             17,201                 20,316
   Interest accrued............................................................             18,109                 20,412
   Net overcollection of fuel revenues.........................................              3,210                  2,632
   Provision for Texas Settlement base revenue refund..........................              4,156                  -
   Other.......................................................................             25,703                 19,359
                                                                                        ----------             ----------
               Total current liabilities.......................................            110,997                157,671
                                                                                        ----------             ----------
Deferred credits and other liabilities:
   Decommissioning liability...................................................            133,143                129,750
   Accrued postretirement benefit liability....................................             83,139                 80,477
   Accrued pension liability...................................................             33,688                 33,880
   Other.......................................................................             37,359                 39,357
                                                                                        ----------             ----------
               Total deferred credits and other liabilities....................            287,329                283,464
                                                                                        ----------             ----------
Commitments and contingencies

               Total capitalization and liabilities............................        $ 1,667,103            $ 1,891,219
                                                                                       ===========            ===========

See accompanying notes to financial statements.

                           EL PASO ELECTRIC COMPANY
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (In thousands except for share data)

                                                                       Three Months Ended                   Six Months Ended
                                                                           June 30,                             June 30,
                                                                 ------------------------------      ----------------------------
                                                                     1999              1998              1999            1998
                                                                 ------------      ------------      -----------     ------------
Operating revenues.............................................   $   132,722      $    146,403      $   262,591     $    283,348
                                                                 ------------      ------------      -----------     ------------
Energy expenses:
  Fuel.........................................................        22,272            27,630           44,334           53,112
  Purchased and interchanged power.............................         3,968             4,644            4,720            7,808
                                                                 ------------      ------------      -----------     ------------
                                                                       26,240            32,274           49,054           60,920
                                                                 ------------      ------------      -----------     ------------
Operating revenues net of energy expenses......................       106,482           114,129          213,537          222,428
                                                                 ------------      ------------      -----------     ------------
Other operating expenses:
  Other operations.............................................        31,879            31,623           62,511           64,193
  Maintenance..................................................        11,874             8,320           20,788           16,522
  Depreciation and amortization................................        22,931            22,312           45,736           44,539
  Taxes other than income taxes................................        10,889            11,156           22,169           22,516
                                                                 ------------      ------------      -----------     ------------
                                                                       77,573            73,411          151,204          147,770
                                                                 ------------      ------------      -----------     ------------
Operating income...............................................        28,909            40,718           62,333           74,658
                                                                 ------------      ------------      -----------     ------------
Other income (deductions):
  Investment income............................................         1,041             2,357            3,720            4,992
  Settlement of bankruptcy professional fees...................           -                 228              -                604
  Other, net...................................................           430              (808)            (483)            (834)
                                                                 ------------      ------------      -----------     ------------
                                                                        1,471             1,777            3,237            4,762
                                                                 ------------      ------------      -----------     ------------
Income before interest charges.................................        30,380            42,495           65,570           79,420
                                                                 ------------      ------------      -----------     ------------
Interest charges (credits):
  Interest on long-term debt...................................        18,565            20,359           37,720           40,695
  Other interest...............................................         2,038             1,788            4,075            3,553
  Interest capitalized and deferred............................        (1,635)           (1,625)          (3,339)          (3,246)
                                                                 ------------      ------------      -----------     ------------
                                                                       18,968            20,522           38,456           41,002
                                                                 ------------      ------------      -----------     ------------
Income before income taxes.....................................        11,412            21,973           27,114           38,418
Income tax expense.............................................         4,364             8,278           10,604           14,208
                                                                 ------------      ------------      -----------     ------------
Income before extraordinary loss on
  repurchases of debt..........................................         7,048            13,695           16,510           24,210
Extraordinary loss on repurchases of debt,
  net of income tax benefit....................................        (1,183)              -             (1,183)             -
                                                                 ------------      ------------      -----------     ------------
Net income.....................................................         5,865            13,695           15,327           24,210
Preferred stock:
  Dividend requirements........................................           -               3,624            2,616            7,147
  Redemption costs.............................................            10               -              9,581              -
                                                                 ------------      ------------      -----------     ------------
Net income applicable to common stock..........................  $      5,855      $     10,071      $     3,130     $     17,063
                                                                 ============      ============      ===========     ============

Basic earnings per common share:
  Income before extraordinary loss on repurchases of debt......  $      0.117      $      0.167      $     0.072      $     0.284
  Extraordinary loss on repurchases of debt, net of
     income tax benefit........................................        (0.020)              -             (0.020)             -
                                                                 ------------      ------------      -----------     ------------
     Net income................................................  $      0.097      $      0.167      $     0.052     $      0.284
                                                                 ============      ============      ===========     ============
Diluted earnings per common share:
  Income before extraordinary loss on repurchases of debt......  $      0.116      $      0.166      $     0.071     $      0.282
  Extraordinary loss on repurchases of debt, net of
     income tax benefit........................................        (0.019)              -             (0.019)             -
                                                                 ------------      ------------      -----------     ------------
     Net income................................................  $      0.097      $      0.166      $     0.052     $      0.282
                                                                 ============      ============      ===========     ============

Weighted average number of common shares outstanding...........    60,206,105        60,169,436       60,208,059       60,167,618
                                                                 ============      ============      ===========     ============
Weighted average number of common shares and
  dilutive potential common shares outstanding.................    60,620,696        60,740,262       60,415,355       60,591,778
                                                                 ============      ============      ===========     ============

See accompanying notes to financial statements.

                           EL PASO ELECTRIC COMPANY
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (In thousands except for share data)

                                                                                       Twelve Months Ended
                                                                                             June 30,
                                                                                   ----------------------------
                                                                                       1999             1998
                                                                                   -----------      -----------
Operating revenues..............................................................   $   581,464      $   597,254
                                                                                   -----------      -----------
Energy expenses:
  Fuel..........................................................................       100,672          112,660
  Purchased and interchanged power..............................................        17,522           19,938
                                                                                   -----------      -----------
                                                                                       118,194          132,598
                                                                                   -----------      -----------
Operating revenues net of energy expenses.......................................       463,270          464,656
                                                                                   -----------      -----------
Other operating expenses:
  Other operations..............................................................       132,568          133,956
  Maintenance...................................................................        39,221           32,465
  New Mexico Settlement charge..................................................         6,272             -
  Depreciation and amortization.................................................        91,010           89,271
  Taxes other than income taxes.................................................        43,985           43,917
                                                                                   -----------      -----------
                                                                                       313,056          299,609
                                                                                   -----------      -----------
Operating income................................................................       150,214          165,047
                                                                                   -----------      -----------
Other income (deductions):
  Investment income.............................................................        10,234            8,965
  Settlement of bankruptcy professional fees....................................           657              654
  Other, net....................................................................        (1,379)              28
                                                                                   -----------      -----------
                                                                                         9,512            9,647
                                                                                   -----------      -----------
Income before interest charges..................................................       159,726          174,694
                                                                                   -----------      -----------
Interest charges (credits):
  Interest on long-term debt....................................................        77,992           83,005
  Other interest................................................................         7,720            6,367
  Interest capitalized and deferred.............................................        (6,493)          (6,232)
                                                                                   -----------      -----------
                                                                                        79,219           83,140
                                                                                   -----------      -----------
Income before income taxes......................................................        80,507           91,554
Income tax expense..............................................................        31,134           34,717
                                                                                   -----------      -----------
Income before extraordinary items...............................................        49,373           56,837
                                                                                   -----------      -----------
Extraordinary items:
  Extraordinary gain on discharge of debt, net of income tax expense............         3,343             -
  Extraordinary loss on repurchases of debt, net of income tax benefit..........        (1,183)            -
                                                                                   -----------      -----------
                                                                                         2,160             -
                                                                                   -----------      -----------
Net income......................................................................        51,533           56,837
Preferred stock:
  Dividend requirements.........................................................        10,176           13,904
  Redemption costs..............................................................         9,581             -
                                                                                   -----------      -----------
Net income applicable to common stock...........................................   $    31,776      $    42,933
                                                                                   ===========      ===========

Basic earnings per common share:
  Income before extraordinary items.............................................   $     0.492      $     0.714
  Extraordinary gain on discharge of debt, net of income tax expense............         0.056             -
  Extraordinary loss on repurchases of debt, net of income tax benefit..........        (0.020)            -
                                                                                   -----------      -----------
     Net income.................................................................   $     0.528      $     0.714
                                                                                   ===========      ===========
Diluted earnings per common share:
  Income before extraordinary items.............................................   $     0.489      $     0.710
  Extraordinary gain on discharge of debt, net of income tax expense............         0.055             -
  Extraordinary loss on repurchases of debt, net of income tax benefit..........        (0.019)            -
                                                                                   -----------      -----------
     Net income.................................................................   $     0.525      $     0.710
                                                                                   ===========      ===========

Weighted average number of common shares outstanding............................    60,188,290       60,151,260
                                                                                   ===========      ===========
Weighted average number of common shares and
  dilutive potential common shares outstanding..................................    60,544,922       60,500,662
                                                                                   ===========      ===========

See accompanying notes to financial statements.

                           EL PASO ELECTRIC COMPANY
                    STATEMENTS OF COMPREHENSIVE OPERATIONS
                                  (Unaudited)
                                (In thousands)

                                                    Three Months Ended         Six Months Ended         Twelve Months Ended
                                                         June 30,                   June 30,                  June 30,
                                                    -------------------       -------------------       -------------------
                                                      1999       1998           1999       1998           1999       1998
                                                    --------   --------       --------   --------       --------   --------
Net income......................................    $  5,865   $ 13,695       $ 15,327   $ 24,210       $ 51,533   $ 56,837
Other comprehensive income (loss):
 Net unrealized gain (loss) on marketable
   securities, less applicable income tax
   (expense) benefit of $(683), $6, $(1,027),
   $(207), $(1,511) and $(35), respectively.....       1,268        (11)         1,906        386          2,805         64
                                                    --------   --------       --------   --------       --------   --------
Comprehensive income............................       7,133     13,684         17,233     24,596         54,338     56,901
Preferred stock:
 Dividend requirements..........................        -         3,624          2,616      7,147         10,176     13,904
 Redemption costs...............................          10       -             9,581       -             9,581       -
                                                    --------   --------       --------   --------       --------   --------
Comprehensive income applicable
 to common stock................................    $  7,123   $ 10,060       $  5,036   $ 17,449       $ 34,581   $ 42,997
                                                    ========   ========       ========   ========       ========   ========

See accompanying notes to financial statements.

                           EL PASO ELECTRIC COMPANY
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                                                 Six Months Ended
                                                                                     June 30,
                                                                       ------------------------------------
                                                                            1999                    1998
                                                                       ------------            ------------
Cash Flows From Operating Activities:
  Net income........................................................   $     15,327            $     24,210
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization...................................         45,736                  44,539
    Amortization of nuclear fuel....................................         10,351                  10,974
    Deferred income taxes, net......................................          9,486                  12,850
    Provision for Texas Settlement base revenue refund..............          4,156                     -
    Extraordinary loss on repurchases of debt, net of
       income tax benefit...........................................          1,183                     -
    Other operating activities......................................          2,697                   2,970
  Change in:
    Accounts receivable.............................................          8,526                  (2,419)
    Inventories.....................................................          1,017                    (293)
    Prepayments and other...........................................          9,846                  (2,377)
    Long-term contract receivable...................................          2,898                   2,219
    Accounts payable................................................        (15,919)                 (5,416)
    Taxes accrued other than federal income taxes...................         (3,115)                 (2,280)
    Interest accrued................................................         (2,303)                   (862)
    Net over/undercollection of fuel revenues.......................            578                   3,433
    Other current liabilities.......................................          8,923                   1,524
    Deferred charges and credits....................................          2,944                   4,154
                                                                       ------------            ------------
      Net cash provided by operating activities.....................        102,331                  93,226
                                                                       ------------            ------------
Cash Flows From Investing Activities:
  Cash additions to utility property, plant and equipment...........        (29,501)                (20,479)
  Cash additions to nuclear fuel....................................         (6,741)                 (7,841)
  Interest capitalized:
    Nuclear fuel....................................................         (1,691)                 (2,027)
    Utility property, plant and equipment...........................         (1,648)                 (1,219)
  Investment in decommissioning trust fund..........................         (2,728)                 (3,122)
  Other investing activities........................................           (136)                    (42)
                                                                       ------------            ------------
      Net cash used for investing activities........................        (42,445)                (34,730)
                                                                       ------------            ------------
Cash Flows From Financing Activities:
  Reacquired common stock...........................................         (4,288)                    -
  Repurchases of and payments on long-term debt.....................        (82,196)                (30,582)
  Nuclear fuel financing obligations:
    Proceeds........................................................          8,433                   9,877
    Payments........................................................        (10,725)                (11,081)
  Redemption of preferred stock.....................................       (148,937)                    -
  Preferred stock dividend payment..................................         (1,328)                    -
  Payments on capital lease obligations.............................           (751)                   (683)
  Other financing activities........................................           (138)                    (69)
                                                                       ------------            ------------
      Net cash used for financing activities........................       (239,930)                (32,538)
                                                                       ------------            ------------
Net (decrease) increase in cash and temporary investments...........       (180,044)                 25,958
Cash and temporary investments at beginning of period...............        229,150                 111,227
                                                                       ------------            ------------
Cash and temporary investments at end of period.....................   $     49,106            $    137,185
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

     These condensed financial statements should be read in conjunction with the financial statements and notes thereto in the Annual Report of El Paso Electric Company (the "Company") on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K"). Capitalized terms used in this report and not defined herein have the meaning ascribed for such terms in the 1998 Form 10-K. In the opinion of management of the Company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company at June 30, 1999 and December 31, 1998; the results of operations for the three, six and twelve months ended June 30, 1999 and 1998; and cash flows for the six months ended June 30, 1999 and 1998. The results of operations for the three, six and twelve months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full calendar year.

Supplemental Cash Flow Disclosures (In thousands)

                                                                Six Months Ended June 30,
                                                          --------------------------------------
                                                                 1999                1998
                                                          ------------------  ------------------
     Cash paid for:
        Interest on long-term debt.......................            $36,706             $37,905
        Income taxes, net................................              1,200               1,300
        Reorganization items - professional
            fees and other...............................                -                 2,715
     Non-cash investing and financing activities:
        Issuance of preferred stock for
            pay-in-kind dividend.........................              3,867               7,010
        Issuance of restricted shares of
            common stock.................................              1,480                 195

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)

Reconciliation of Basic and Diluted Earnings Per Common Share

     The reconciliation of basic and diluted earnings per common share before extraordinary items is presented below:

                                                             Three Months Ended June 30,
                                       ------------------------------------------------------------------------
                                                      1999                                 1998
                                       -----------------------------------  -----------------------------------
                                                                     Per                                  Per
                                                                   Common                               Common
                                           Income        Shares     Share       Income        Shares     Share
                                       --------------  ----------  -------  --------------  ----------  -------
                                       (In thousands)                       (In thousands)
Income before extraordinary item.....  $       7,048                        $      13,695
 Less:
  Preferred stock:
    Dividend requirements............           -                                   3,624
    Redemption costs.................             10                                 -
                                       -------------                        -------------
Basic earnings per common share:
 Net income applicable to
  common stock.......................          7,038   60,206,105  $ 0.117         10,071   60,169,436  $ 0.167
                                                                   =======                              =======

Effect of dilutive securities:
 Unvested restricted stock...........           -          29,186                    -          31,840
 Stock options.......................           -         385,405                    -         538,986
                                       -------------   ----------           -------------   ----------

Diluted earnings per common share:
 Net income applicable to
  common stock.......................  $       7,038   60,620,696  $ 0.116  $      10,071   60,740,262  $ 0.166
                                       =============   ==========  =======  =============   ==========  =======

                                                              Six Months Ended June 30,
                                       ------------------------------------------------------------------------
                                                      1999                                 1998
                                       -----------------------------------  -----------------------------------
                                                                     Per                                  Per
                                                                   Common                               Common
                                           Income        Shares     Share       Income        Shares     Share
                                       --------------  ----------  -------  --------------  ----------  -------
                                       (In thousands)                       (In thousands)
Income before extraordinary item.....  $      16,510                        $      24,210
 Less:
  Preferred stock:
    Dividend requirements............          2,616                                7,147
    Redemption costs.................          9,581                                 -
                                       -------------                        -------------
Basic earnings per common share:
 Net income applicable to
  common stock.......................          4,313   60,208,059  $ 0.072         17,063   60,167,618  $ 0.284
                                                                   =======                              =======

Effect of dilutive securities:
 Unvested restricted stock...........           -          14,593                    -          23,168
 Stock options.......................           -         192,703                    -         400,992
                                       -------------   ----------           -------------   ----------

Diluted earnings per common share:
 Net income applicable to
  common stock.......................  $       4,313   60,415,355  $ 0.071  $      17,063   60,591,778  $ 0.282
                                       =============   ==========  =======  =============   ==========  =======

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)

                                                             Twelve Months Ended June 30,
                                        -----------------------------------------------------------------------
                                                      1999                                 1998
                                        ---------------------------------     ----------------------------------
                                                                     Per                                   Per
                                                                   Common                                Common
                                           Income        Shares     Share       Income        Shares      Share
                                        ------------  ----------  -------     ----------    ----------   -------
                                       (In thousands)                       (In thousands)
Income before extraordinary items....   $     49,373                          $   56,837
 Less:
  Preferred stock:
    Dividend requirements............         10,176                              13,904
    Redemption costs.................          9,581                                 -
                                        ------------                          ----------
Basic earnings per common share:
 Net income applicable to
  common stock.......................         29,616   60,188,290  $ 0.492        42,933    60,151,260   $ 0.714
                                                                   =======                               =======

Effect of dilutive securities:
 Unvested restricted stock...........           -          26,022                    -          18,867
 Stock options.......................           -         330,610                    -         330,535
                                        ------------   ----------             ----------    ----------

Diluted earnings per common share:
 Net income applicable to
  common stock.......................   $     29,616   60,544,922  $ 0.489    $   42,933    60,500,662   $ 0.710
                                        ============   ==========  =======    ==========    ==========   =======

B.   Rate Matters

     For a full discussion of the Company's rate matters, see Note B of Notes to Financial Statements in the 1998 Form 10-K.

Texas Rate Matters

     A comprehensive electric industry restructuring bill was signed into law by the Governor of Texas on June 18, 1999, and becomes effective September 1, 1999. Under this law, retail customer choice will begin in the service territories of most investor-owned utilities on January 1, 2002. Municipal and cooperative utilities will have the option of electing to offer customer choice in their service areas. The Company is exempt from the competitive provisions of this law until August 2005, the expiration of the Freeze Period. After July 2005, the Company will not have a claim for stranded costs or transition costs incurred or otherwise provided for pursuant to the law. The Company will be subject to the provisions of the new law after July 2005. The competitive provisions of the new law include the following: (i) a 6% rate reduction, coincident with the start of retail choice, for residential and small commercial customers; (ii) a limitation that no power generation company may own and control more than 20% of the generation capacity in a power region; (iii) an obligation to auction entitlements to at least 15% of a utility's Texas jurisdictional installed generation capacity, continuing until the earlier of 60 months after the date customer choice is introduced or the date the Texas Commission determines that 40% of the power consumed by residential and small commercial customers is served by non-affiliated retail electric providers; (iv) a reduction in emissions for grandfathered plants by May 2003; (v) an additional 2,000 MW of statewide renewable energy capacity by 2009; (vi) the establishment of a System Benefit

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)

Fund ($0.50/MWh) for customer education and low-income assistance; and (vii) a detailed affiliate code of conduct to govern relationships between the regulated utility and its affiliates.

New Mexico Rate Matters

     A comprehensive electric utility industry restructuring bill was signed into law by the Governor of New Mexico and became effective on April 8, 1999. Under this law, retail customer choice begins January 1, 2001 for public post-secondary educational institutions, public schools, and residential and small business customers. Retail customer choice begins January 1, 2002 for all other customers. The New Mexico Commission may delay implementation of retail customer choice or other deadlines established by the new law for up to one year. The new law allows utilities to recover no less than 50% of their stranded costs with up to 100% recovery allowed if the New Mexico Commission determines that additional recovery is in the public interest, is necessary to maintain a utility's financial integrity, is necessary to continue adequate and reliable service, and will not cause an increase in rates to residential and small business customers. Utilities are required to file transition plans addressing the various restructuring issues, including the recovery of stranded costs, by March 1, 2000. The new law also allows the New Mexico Commission to review and approve any rate settlement previously approved by the New Mexico Commission as a means of transition to competition.

     On June 30, 1999, the New Mexico Commission ordered the review of the Company's New Mexico Settlement. Under the new law, the New Mexico Commission may review certain transition plans previously approved by the New Mexico Commission and confirm, reject or modify such plans by the end of November 1999, unless the New Mexico Commission extends this deadline under certain provisions of the new law. If the New Mexico Commission approves the New Mexico Settlement, it will supersede the new law to the extent the new law is inconsistent. On August 3, 1999, the Company filed with the New Mexico Commission testimony and exhibits in support of the New Mexico Settlement. Although the Company believes that the recovery of costs provided for in the New Mexico Settlement is consistent with the intent of the new law, it cannot predict whether the New Mexico Commission's review will impact the Company's revenues and recovery of costs contemplated under the New Mexico Settlement, or whether the Company will be able to maintain its New Mexico rates at the new levels.

Federal Rate Matters

     In July 1996, Las Cruces exercised its right under FERC Order No. 888 to request that the Company calculate Las Cruces' stranded cost obligation should it leave the Company's system and operate its own municipal utility while receiving certain transmission services from the Company. Las Cruces subsequently filed a request at the FERC for a summary determination that Las Cruces would have no stranded cost obligation to the Company or, in the alternative, that the FERC convene a hearing to establish the amount of any stranded costs. On May 26, 1999, the FERC issued its opinion and ruled that based on the FERC's method for calculating stranded costs, Las Cruces' stranded cost obligation was $52.9 million, assuming a departure date of July 1, 1999. Although this amount is approximately $30 million higher than an earlier administrative law judge's recommendation, the Company believes the FERC's decision is inconsistent with the intent and policy of FERC Order

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)

No. 888, which establishes the right to full recovery of a utility's stranded generation cost. The Company continues to believe it is entitled to full compensation for the costs it incurred with the expectation of continuing to serve Las Cruces. The Company filed a motion for rehearing of the FERC's decision. The FERC has extended its time limit for ruling on this motion. The Company cannot predict when the FERC will rule on this motion. See Note B of Notes to Financial Statements in the 1998 Form 10-K for a full discussion of stranded costs.

     Pursuant to FERC Order No. 888, the Company filed its non-discriminatory open access transmission tariffs with the FERC in July 1996. The Company reached a settlement with the various parties regarding rates for transmission and ancillary services under these tariffs. However, the settlement, which was filed with the FERC in March 1997 and approved by the FERC in June 1998, did not resolve the issues concerning the manner in which the Company will determine the amount of transmission capacity that is available for use by third parties desiring to use its transmission system and whether the Company must provide back-up generation services to third parties using its transmission system.

     On May 26, 1999, the FERC issued its opinion in a proceeding brought by Southwestern Public Service Company ("SPS") regarding the use of the Company's transmission system to serve Las Cruces, holding that the Company was not obligated under FERC Order No. 888 to provide back-up generation services to third parties using its transmission system. However, the FERC stated that, for purposes of this calculation, the Company should assume that it would not be providing generation service to Las Cruces or Comision Federal de Electricidad ("CFE"), and the loads of those customers should be omitted from its calculation of available transmission capacity. The FERC also concluded that once the Company's calculation was adjusted to reflect the assumed discontinuation of service to Las Cruces and CFE, the Company would have sufficient transmission capacity over the Eddy County tie to meet SPS' request for firm transmission service. Although the Company has filed a compliance filing as required by the order, the filing reflects that the Company does not have sufficient transmission capacity over the Eddy County tie to meet SPS' request for firm transmission service. The Company filed a motion for rehearing of the FERC's decision. The FERC has extended its time limit for ruling on this motion. The Company does not expect a material financial impact from this FERC ruling. However, the Company is concerned that the result of this FERC ruling will be to impair the reliability of service to the Company's other retail customers while increasing costs.

     In order to procure a firm supply of electric power to serve its proposed municipal electric system, during the pendency on the transmission litigation, Las Cruces filed a request with the FERC in November 1998 for an order requiring the Company to sell wholesale power to Las Cruces on a temporary basis pursuant to Section 202(b) of the Federal Power Act from July 1999 until such time as Las Cruces is able to secure firm transmission service and back-up generation service required to enable it to obtain reliable service from SPS. In January 1999, the FERC ordered the Company to sell electric energy to Las Cruces at a cost-based wholesale rate from July 1, 1999 until the earlier of the time Las Cruces begins receiving its power from a different supplier or one year. The Company submitted a proposed cost-based rate for the sale of electricity at wholesale to Las Cruces in compliance with the FERC's order in February 1999.
On May 27, 1999, the FERC issued an order denying requests for

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)

rehearing of its January order. The Company has appealed this order to the United States Court of Appeals for the Fifth Circuit and the court granted the Company's motion for expedited review. In a separate order on May 27, 1999, the FERC ordered an evidentiary hearing with respect to the Company's compliance filing and ruled that the administrative law judge must issue an initial decision no later than January 31, 2000.

     On April 7, 1999, the Company filed an application with the FERC for authorization to engage in the sale of electricity in wholesale electric markets outside of the southern New Mexico region at market-based rates. The Company's application included a market-dominance study showing that it lacked market power outside of that region and it otherwise met the FERC's criteria for being authorized to sell electricity at market-based prices. The FERC approved the Company's application on May 27, 1999.

C. 1999 Long-Term Incentive Plan

     On May 27, 1999, the Company's shareholders approved the adoption of a stock-based long-term incentive plan (the "1999 Plan"). Under the 1999 Plan, directors, officers, managers, other employees and consultants are eligible to receive non-statutory stock options, incentive stock options, stock appreciation rights, restricted stock, bonus stock and performance shares covering up to two million shares of common stock. On July 1, 1999, the Company filed its Registration Statement on Form S-8 registering the two million shares of common stock reserved for issuance under the 1999 Plan. On July 30, 1999, the Company filed its application with the FERC to approve the issuance of shares under the 1999 Plan.

D. Common Stock Repurchase Program

     On May 27, 1999, the Company's Board of Directors approved a stock repurchase program allowing the Company to purchase outstanding shares of its common stock from time to time, up to a total of six million shares. The Company will make purchases primarily in the open market at prevailing prices and will also engage in private transactions, if appropriate. The shares that the Company acquires will be available for issuance under employee benefit and stock option plans or may be retired. As of June 30, 1999, the Company had reacquired 475,300 shares of common stock at a cost of approximately $4.3 million, including commissions.

E. Preferred Stock Redemption

     On March 1, 1999, after obtaining required consents of holders of certain of the Company's outstanding debt securities, the Company redeemed the Series A Preferred Stock. The Company paid the redemption price of approximately $139.6 million, accrued cash dividends of $1.3 million, and premium, fees and costs of securing the consents aggregating $9.6 million. The preferred stock had an annual dividend rate of 11.40%.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)

F. Commitments and Contingencies

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

Coal Mine Reclamation

     The Four Corners participants are currently reviewing a 1999 study conducted by an outside engineering firm of the estimated final reclamation and coal mine closure costs. Based on a preliminary review of this report, the Company believes that its ultimate liability for reclamation and closure costs may be less than the currently accrued amount of $14.8 million. The participants' review of the study includes an analysis of the assumptions used to estimate the liability for reclamation and closure costs. Once the review is completed, the Company can determine what effect, if any, the study may have on the Company. Participant review of the study is expected to be completed by the end of 1999. Final review of the study may justify a material reduction in the Company's liability for reclamation and closure costs. If the review is completed by year end and the reduction is so justified, it will be recorded by year end as a change in estimate.

G. Litigation

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

     On February 26, 1999, Las Cruces filed its Petition for Condemnation and Application for Immediate Possession with the New Mexico State District Court. On March 9, 1999, the Company removed the Las Cruces petition and application to the United States District Court for the District of New Mexico. On May 17, 1999, the federal court issued a final decision finding that the removal to federal court was proper. On June 3, 1999, the federal court consolidated this matter with the declaratory action previously filed by the Company challenging the constitutionality of the legislation giving Las Cruces the authority to condemn. At this time no hearing on the immediate possession matter has been set. The Company is unable to predict the outcome of this litigation.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)

     If Las Cruces succeeds in its efforts to condemn the Company's distribution system, the Company could lose its Las Cruces customer base, although the Company would be entitled to receive "just compensation" as established by New Mexico law. "Just compensation" is generally defined as the amount of money that would fairly compensate the party whose property is condemned. It is the Company's opinion that this amount would be the difference between the value of the Company's distribution system prior to the taking, as compared to the value of the distribution system after the taking. Compensation for any stranded costs related to the Company's generation assets will be determined by the FERC. See Note B, "Rate Matters - Federal Rate Matters."

     Las Cruces has taken several actions to position itself to acquire portions of the Company's distribution system and certain related facilities. In August 1994, SPS and Las Cruces entered into an agreement granting SPS the right to provide all of the electric power and energy required by Las Cruces if Las Cruces succeeds in its efforts to obtain the Company's distribution system. In addition, Las Cruces sold approximately $73 million in revenue bonds in October 1995 to provide funding to finance the acquisition by condemnation or negotiated purchase of the Company's electrical distribution assets within and adjacent to the Las Cruces city limits.

     In July 1996, Las Cruces exercised its right under FERC Order No. 888 to request that the Company calculate Las Cruces' stranded cost obligation should it leave the Company's system and operate its own municipal utility. See Note B, "Rate Matters - Federal Rate Matters" for a discussion of this proceeding.

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

                      Independent Auditors' Review Report
                      -----------------------------------



The Shareholders and the Board of Directors
El Paso Electric Company:

We have reviewed the accompanying condensed balance sheet of El Paso Electric Company (the Company) as of June 30, 1999, the related condensed statements of operations and comprehensive operations for the three months, six months, and twelve months ended June 30, 1999 and 1998, and the related condensed statements of cash flows for the six months ended June 30, 1999 and 1998. These condensed financial statements are the responsibility of the Company's management.

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



El Paso, Texas
July 26, 1999

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

                     Operational Prospects and Challenges

   The Texas Settlement Agreement provides the Company with a stable base of retail revenues in Texas during a period in which the Company has substantially reduced its fixed obligations. The New Mexico Settlement provides a similar level of certainty in the Company's New Mexico rates, although of shorter duration. As discussed below, the Texas Settlement Agreement provides for an annual base revenue reduction in Texas of approximately $15.4 million and approval of all Company fuel expenses for the 42-month period subject to reconciliation. The Texas Rate Stipulation is preserved under the Texas Settlement Agreement and the Texas electric industry restructuring law. The New Mexico Settlement includes an annual base revenue reduction of $4.6 million, exclusive of the Company's annual $0.4 million contribution for low-income assistance in New Mexico.

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

   A comprehensive electric utility industry restructuring bill was signed into law by the Governor of New Mexico and became effective on April 8, 1999. Under this law, retail customer choice begins January 1, 2001 for public post-secondary educational institutions, public schools, and residential and small business customers. Retail customer choice begins January 1, 2002 for all other customers. The New Mexico Commission may delay implementation of retail customer choice or other deadlines established by the new law for up to one year. The new law allows utilities to recover no less than 50% of their stranded costs with up to 100% recovery allowed if the New Mexico Commission determines that additional recovery is in the public interest, is necessary to maintain a utility's financial integrity, is necessary to continue adequate and reliable service, and will not cause an increase in rates to residential and small business customers. Utilities are required to file transition plans addressing the various restructuring issues, including the recovery of stranded costs, by March 1, 2000. The new law also allows the New Mexico Commission to review and approve any rate settlement previously approved by the New Mexico Commission as a means of transition to competition.

   On June 30, 1999, the New Mexico Commission ordered the review of the Company's New Mexico Settlement. Under the new law, the New Mexico Commission may review certain transition plans previously approved by the New Mexico Commission and confirm, reject or modify such plans by the end of November 1999, unless the New Mexico Commission extends this deadline under certain provisions of the new law. If the New Mexico Commission approves the New Mexico Settlement, it will supersede the new law to the extent the new law is inconsistent. On August 3, 1999, the Company filed with the New Mexico Commission testimony and exhibits in support of the New Mexico Settlement. Although the Company believes that the recovery of costs provided for in the New Mexico Settlement is consistent with the intent of the new law, it cannot predict whether the New Mexico Commission's review will impact the Company's revenues and recovery of costs contemplated under the New Mexico Settlement, or whether the Company will be able to maintain its New Mexico rates at the new levels.

   Following the New Mexico Settlement, the Company offered to enter into a comparable agreement in Texas. Based upon that offer, the Company entered into the Texas Settlement Agreement providing for: (i) a total annual jurisdictional base revenue reduction of approximately $15.4 million retroactive to November 1, 1998; (ii) reconciliation of the Company's fuel expenses through December 31, 1998, with no disallowance; and (iii) an agreement to use 50% of all Palo Verde performance rewards related to evaluation periods after 1997, when collected, for low-income assistance and for Demand-Side Management ("DSM") programs, primarily focused on small business customers, through the end of the Freeze Period. The new rates under the Texas Settlement Agreement were implemented in April 1999, pursuant to an interim order of the Texas Commission. On June 8, 1999, the Texas Commission issued a final order approving the Texas Settlement Agreement.

   A comprehensive electric industry restructuring bill was signed into law by the Governor of Texas on June 18, 1999, and becomes effective September 1, 1999. Under this law, retail customer choice will begin in the service territories of most investor-owned utilities on January 1, 2002. Municipal and cooperative utilities will have the option of electing to offer customer choice in their service areas. The Company is exempt from the competitive provisions of this law until August 2005, the expiration of the Freeze Period. After July 2005, the Company will not have a claim for stranded costs or transition costs incurred or otherwise provided for pursuant to the law. The Company will be subject to the provisions of the new law after July 2005. The competitive provisions of the new law include the following: (i) a 6% rate reduction, coincident with the start of retail choice, for residential and small commercial customers; (ii) a limitation that no power generation company may own and control more than 20% of the generation capacity in a power region; (iii) an obligation to auction entitlements to at least 15% of a utility's Texas jurisdictional installed generation capacity, continuing until the earlier of 60 months after the date customer choice is introduced or the date the Texas Commission determines that 40% of the power consumed by residential and small commercial customers is served by non-affiliated retail electric providers; (iv) a reduction in emissions for grandfathered plants by May 2003; (v) an additional 2,000 MW of statewide renewable energy capacity by 2009; (vi) the establishment of a System Benefit Fund ($0.50/MWh) for customer education and low-income assistance; and
(vii) a detailed affiliate code of conduct to govern relationships between the regulated utility and its affiliates.

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

   Another risk to the Company's operations is the potential loss of customers. The Company's wholesale and large retail customers have, in varying degrees, additional alternate sources of economical power, including co-generation of electric power. For example, a 504 MW combined-cycle generating plant located in Samalayuca, Chihuahua, Mexico, which became fully operational at the end of 1998, gave CFE the current capacity to supply electricity to portions of northern Chihuahua, including the geographic area previously served by the Company. In addition, the New Mexico State Legislature has passed legislation which purportedly gives Las Cruces the authority to condemn the Company's distribution system and related assets located within its city limits. On February 26, 1999, Las Cruces filed its eminent domain proceeding. If Las Cruces succeeds in its efforts, the Company could lose its Las Cruces customer base, which currently represents approximately 8% of annual operating revenues, although the Company would receive "just compensation" as established by the court. If the Company loses a significant portion of its retail customer base or wholesale sales, the Company may not be able to replace such revenues through either the addition of new customers or an increase in rates to remaining customers.

   In recent years, the United States has closed a large number of military bases. The Company's sales to military bases represent approximately 3% of annual operating revenues. While there can be no assurance that Holloman Air Force Base ("Holloman"), White Sands Missile Range ("White Sands") or the United States Army Air Defense Center at Fort Bliss ("Ft. Bliss") will not be closed in the future or that the Company will not lose all or some of its military base sales, the Company currently has long-term contracts with all three military bases that it serves. The Company signed a contract with Ft. Bliss in December 1998, under which Ft. Bliss will take service from the Company through December 2008. The Company has a contract to provide retail electric service to Holloman for a ten-year term which began in December 1995. In May 1999, the Army and the Company entered into a new ten-year contract to provide retail electric service to White Sands.

   The electric utility industry in general is facing significant challenges and increased competition as a result of changes in federal provisions relating to third-party transmission services and independent power production, as well as changes in state laws and regulatory provisions relating to wholesale and retail service. The potential effects of deregulation are particularly important to the Company because its rates are significantly higher than the national and regional averages. In the face of increased competition, there can be no assurance that this competition will not adversely affect the future operations, cash flow, and financial condition of the Company.

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

   The Company anticipates that internally generated funds will be sufficient to meet its construction requirements, provide for the retirement of debt, and enable the Company to meet other contingencies that may exist, such as compliance with environmental regulation, pending litigation, any claims for indemnification, and Year 2000 remediation. At June 30, 1999, the Company had approximately $49.1 million in cash and cash equivalents. In February 1999, the Company renewed its $100 million revolving credit facility, which now provides up to $70 million for nuclear fuel purchases and up to $50 million (depending on the amount of borrowings outstanding for nuclear fuel purchases) for working capital needs. At June 30, 1999, approximately $47.0 million had been drawn for nuclear fuel purchases. No amounts have been drawn on this facility for working capital needs.

   The Company has a high debt to capitalization ratio and significant debt service obligations. Due to the Texas Rate Stipulation, the Texas Settlement Agreement, the New Mexico Settlement, and competitive pressures, the Company does not expect to be able to raise its base rates in the event of increases in non-fuel costs, increases in fuel costs in New Mexico or loss of revenues. Accordingly, as described below, the reduction of fixed obligations is a high priority for the Company in order to gain additional financial flexibility to address the evolving competitive market. On March 1, 1999, the

Company used cash on hand to pay for the early redemption of its Series A Preferred Stock, which resulted in the avoidance of additional cash dividends of approximately $2.7 million that would have occurred through May 1, 1999, and $4.0 million quarterly thereafter until mandatory redemption in 2008.

   The Company has significantly reduced its long-term debt following its emergence from bankruptcy in 1996. From June 1, 1996 through August 6, 1999, the Company has repurchased approximately $290.5 million of first mortgage bonds as part of an aggressive deleveraging program and repaid the remaining $36.0 million of Series A First Mortgage Bonds at their maturity on February 1, 1999. The foregoing, together with the early redemption of the Series A Preferred Stock, reduced the Company's annual interest expense and annual cash dividend requirements by approximately $25.6 million and $15.9 million, respectively. Common stock equity as a percentage of capitalization has increased from 19% at June 30, 1996 to 33% at June 30, 1999.

   On May 27, 1999, the Company's Board of Directors approved a stock repurchase program allowing the Company to purchase outstanding shares of its common stock from time to time, up to a total of six million shares. The Company will make purchases primarily in the open market at prevailing prices and will also engage in private transactions, if appropriate. The shares that the Company acquires will be available for issuance under employee benefit and stock option plans or may be retired. As of August 10, 1999, the Company had reacquired 1,022,400 shares of common stock at a cost of approximately $9.2 million, including commissions.

   The Company continues to believe that the orderly reduction of fixed obligations with a goal of achieving a capital structure that is more typical in the electric utility industry and, ultimately, an investment grade rating, is a significant component of long-term shareholder value creation. Future repurchases of first mortgage bonds and common stock will be evaluated based on market conditions, the availability of cash to meet bond maturities, and the comparative economic value of alternative uses of cash.

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

                             Results of Operations

                                                    Net Income Applicable                 Diluted Earnings Per
                                                    to Common Stock Before                Common Share Before
                                                     Extraordinary Items                  Extraordinary Items
                                                ------------------------------       ------------------------------
                                                     1999            1998                 1999            1998
                                                --------------  --------------       --------------  --------------
                                                        (In thousands)

Three Months Ended June 30....................         $ 7,038         $10,071               $0.116          $0.166
Six Months Ended June 30......................           4,313          17,063                0.071           0.282
Twelve Months Ended June 30...................          29,616          42,933                0.489           0.710

   Results of operations for the six and twelve months ended June 30, 1999 were affected by unusual or infrequent items, including the recognition of certain items arising from the Texas Settlement Agreement, a change in estimated fuel cost reserves, and the early redemption of the Company's 11.40% Series A Preferred Stock.

   Operating revenues net of energy expenses decreased $7.6 million for the three months ended June 30, 1999 compared to the same period last year primarily due to the rate reductions in Texas and New Mexico, the loss of sales to CFE, and decreased retail kWh sales due to mild weather. Operating revenues net of energy expenses decreased $8.9 million and $1.4 million for the six and twelve months ended June 30, 1999, respectively, compared to the same periods last year, as follows (In thousands):

Six Months Ended June 30:                   1999         1998     Increase/(Decrease)
-------------------------                   ----         ----     -------------------
Texas Settlement Agreement:
  Palo Verde performance reward.......... $  3,453    $    -           $   3,453
  Retroactive base rate decrease.........   (2,343)        -              (2,343)
Change in estimated fuel cost reserves...    3,754         -               3,754
Other....................................  208,673      222,428          (13,755)
                                          --------     --------        ---------
      Total operating revenues net
        of energy expenses............... $213,537     $222,428        $  (8,891)
                                          ========     ========        =========

Twelve Months Ended June 30:                1999         1998     Increase/(Decrease)
-----------------------------               ----         ----     -------------------
Texas Settlement Agreement:
  Palo Verde performance reward.......... $  3,453    $    -           $   3,453
Change in estimated fuel cost reserves...    3,754         -               3,754
Other....................................  456,063      464,656           (8,593)
                                          --------     --------        ---------
      Total operating revenues net
        of energy expenses............... $463,270     $464,656        $  (1,386)
                                          ========     ========        =========

   Excluding the effects of the recognition of the Palo Verde performance reward, the retroactive base rate decrease, and the change in estimated fuel cost reserves, the six month decrease of $13.8 million was primarily due to the rate reductions in Texas and New Mexico, the loss of sales to CFE, and decreased retail kWh sales due to mild weather. These decreases were partially offset by increased economy sales at higher margins. Excluding the recognition of the Palo Verde performance reward and the change in estimated fuel cost reserves, the twelve month decrease of $8.6 million was primarily due to the rate reductions in Texas and New Mexico and the loss of sales to CFE. These decreases were partially offset by increased retail kWh sales and increased economy sales at higher margins.

   Operating revenues from retail customers shown below include the recognition of the Palo Verde performance reward and the effects of the change in estimated fuel cost reserves for the six and twelve month periods ended June 30, 1999. Also included in the six month period is the effect of the retroactive base rate decrease. Comparisons of kWh sales and operating revenues are shown below (In thousands):

                                                                                           Increase/(Decrease)
                                                                                           -------------------
Three Months Ended June 30:                      1999                1998                 Amount         Percent
---------------------------                      ----                ----                 ------         -------
Electric kWh Sales:
  Retail Customers........................     1,417,621           1,439,329             (21,708)          (1.5)%
  Other Utilities.........................       225,163             469,239            (244,076)         (52.0) (1)
                                              ----------          ----------           ---------
   Total..................................     1,642,784           1,908,568            (265,784)         (13.9)
                                              ==========          ==========           =========
Operating Revenues:
  Retail Customers........................    $  115,866          $  121,396           $  (5,530)          (4.6)%
  Other Utilities.........................        16,856              25,007              (8,151)         (32.6) (2)
                                              ----------          ----------           ---------
   Total..................................    $  132,722          $  146,403           $ (13,681)          (9.3)
                                              ==========          ==========           =========

                                                                                           Increase/(Decrease)
                                                                                           -------------------
Six Months Ended June 30:                        1999                1998                 Amount         Percent
-------------------------                        ----                ----                 ------         -------
Electric kWh Sales:
  Retail Customers........................     2,740,133           2,765,403             (25,270)          (0.9)%
  Other Utilities.........................       372,423             928,573            (556,150)         (59.9) (1)
                                              ----------          ----------           ---------
   Total..................................     3,112,556           3,693,976            (581,420)         (15.7)
                                              ==========          ==========           =========
Operating Revenues:
  Retail Customers........................    $  226,612          $  232,135           $  (5,523)          (2.4)%
  Other Utilities.........................        35,979              51,213             (15,234)         (29.7) (2)
                                              ----------          ----------           ---------
   Total..................................    $  262,591          $  283,348           $ (20,757)          (7.3)
                                              ==========          ==========           =========

                                                                                           Increase/(Decrease)
                                                                                           -------------------
Twelve Months Ended June 30:                     1999                1998                 Amount         Percent
-----------------------------                    ----                ----                 ------         -------
Electric kWh Sales:
  Retail Customers........................     5,922,951           5,869,776              53,175            0.9%
  Other Utilities.........................     1,201,730           1,943,469            (741,739)         (38.2) (1)
                                              ----------          ----------           ---------
   Total..................................     7,124,681           7,813,245            (688,564)          (8.8)
                                              ==========          ==========           =========
Operating Revenues:
  Retail Customers........................    $  492,307          $  496,688           $  (4,381)          (0.9)%
  Other Utilities.........................        89,157             100,566             (11,409)         (11.3) (2)
                                              ----------          ----------           ---------
   Total..................................    $  581,464          $  597,254           $ (15,790)          (2.6)
                                              ==========          ==========           =========

 (1) Primarily due to the loss of sales to CFE.
 (2) Primarily due to the loss of sales to CFE partially offset by increased economy sales at higher margins.

   Other operations and maintenance expense increased $3.8 million for the three months ended June 30, 1999 compared to the same period last year due to increased maintenance expense of $3.6 million and increased operations expense of $0.3 million, as follows (In thousands):

Three Months Ended June 30:                 1999         1998     Increase/(Decrease)
---------------------------                 ----         ----     -------------------
Generation and transmission operations
  expense................................  $ 2,053      $ 1,073          $   980
Regulatory expense.......................      551        1,601           (1,050)
Other....................................   29,275       28,949              326
                                           -------      -------          -------
   Total other operations expense........   31,879       31,623              256
                                           -------      -------          -------
Maintenance at Company-owned
  generating plants......................    3,850        1,835            2,015 (3)
Maintenance at Palo Verde................    5,108        3,929            1,179
Other....................................    2,916        2,556              360
                                           -------      -------          -------
   Total maintenance expense.............   11,874        8,320            3,554
                                           -------      -------          -------

      Total other operations and
        maintenance expense..............  $43,753      $39,943          $ 3,810
                                           =======      =======          =======

   Other operations and maintenance expense increased $2.6 million for the six months ended June 30, 1999 compared to the same period last year due to increased maintenance expense of $4.3 million partially offset by decreased operations expense of $1.7 million, as follows (In thousands):

Six Months Ended June 30:                   1999         1998     Increase/(Decrease)
-------------------------                   ----         ----     -------------------
Regulatory expense........................ $   372      $ 3,055          $(2,683)
Generation and transmission operations
  expense.................................   3,858        2,348            1,510
Other.....................................  58,281       58,790             (509)
                                           -------      -------          -------
   Total other operations expense.........  62,511       64,193           (1,682)
                                           -------      -------          -------
Maintenance at Company-owned
  generating plants.......................   7,497        3,381            4,116 (3)
Other.....................................  13,291       13,141              150
                                           -------      -------          -------
   Total maintenance expense..............  20,788       16,522            4,266
                                           -------      -------          -------
      Total other operations and
        maintenance expense............... $83,299      $80,715          $ 2,584
                                           =======      =======          =======

   Other operations and maintenance expense increased $5.4 million for the twelve months ended June 30, 1999 compared to the same period last year due to increased maintenance expense of $6.8 million partially offset by decreased operations expense of $1.4 million, as follows (In thousands):

Twelve Months Ended June 30:                1999         1998     Increase/(Decrease)
----------------------------                ----         ----     -------------------
Outside services.......................... $  7,567     $ 11,424         $(3,857)
Regulatory expense........................    3,360        5,673          (2,313)
All employee bonus plan...................    5,606        2,200           3,406
Other.....................................  116,035      114,659           1,376
                                           --------     --------         -------
   Total other operations expense.........  132,568      133,956          (1,388)
                                           --------     --------         -------

Maintenance at Company-owned
  generating plants.......................   12,353        6,462           5,891 (3)
Insurance settlements.....................     -          (1,192)          1,192
Other.....................................   26,868       27,195            (327)
                                           --------     --------         -------
   Total maintenance expense..............   39,221       32,465           6,756
                                           --------     --------         -------

      Total other operations and
        maintenance expense............... $171,789     $166,421         $ 5,368
                                           ========     ========         =======

 (3) Primarily due to scheduled maintenance and overhauls at Company-owned generating plants, including underestimated costs of overhauling a steam generator turbine of $0.4 million, $1.8 million and $2.9 million for the three, six and twelve months ended June 30, 1999, respectively.

   The New Mexico Settlement charge of $6.3 million for the twelve months ended June 30, 1999 represents the write-off of the book value of undercollected fuel revenues in the Company's New Mexico jurisdiction.

   Depreciation and amortization expense increased slightly for the three, six and twelve months ended June 30, 1999 compared to the same periods last year due to routine capital additions.

   Taxes other than income taxes were essentially unchanged for the three, six and twelve months ended June 30, 1999.

   Other income decreased $0.3 million and $1.5 million for the three and six months ended June 30, 1999, respectively, compared to the same periods last year primarily due to a decrease in investment income of $1.3 million in each period resulting from the investment of lower levels of cash. The three month decrease was partially offset by a gain on disposition of non-utility property of $1.0 million in 1999, with no comparable amount in 1998. Other income decreased $0.1 million for the twelve months ended June 30, 1999 compared to the same period last year primarily due to (i) a decrease in gains realized on disposition of non-utility property of $0.6 million; (ii) increased donations of $0.4 million in 1999 pursuant to the terms of the New Mexico Settlement; and (iii) an increase in other miscellaneous deductions. These decreases were partially offset by an increase in investment income of $1.3 million resulting from the investment of higher levels of cash.

   Interest charges decreased $1.6 million, $2.5 million and $3.9 million for the three, six and twelve months ended June 30, 1999, respectively, compared to the same periods last year, primarily due to a reduction in outstanding debt as a result of open market purchases and redemptions of the Company's first mortgage bonds.

   Income tax expense decreased $3.9 million, $3.6 million and $3.6 million for the three, six and twelve months ended June 30, 1999 compared to the same periods last year primarily due to changes in pretax income and certain permanent differences.

   Extraordinary gain on discharge of debt of $3.3 million for the twelve months ended June 30, 1999, net of income tax expense of $2.1 million, represents unclaimed and undistributed funds designated for the payment of preconfirmation claims which reverted to the Company pursuant to the Company's Fourth Amended Plan of Reorganization, with no comparable amount for the same period in 1998.

   Extraordinary loss on repurchases of debt of $1.2 million for the three, six and twelve months ended June 30, 1999, net of income tax benefit of $0.8 million, represents the payment of premiums on debt repurchased and the recognition of unamortized issuance expenses on that debt with no comparable amounts for the same periods in 1998.

   The Company has an Energy Services Business Unit (the "ESBU") which began developing energy efficient products and services in 1997. The ESBU offers customers pricing options, as well as value-added products and services designed to give them greater value for the kWh purchased from the Company. The revenues and expenses related to the operations of the ESBU have not been material to date.

                            Year 2000 Preparedness

   The Company faces the same concerns regarding the transition to the Year 2000 ("Y2K") as virtually all other companies. During the Y2K transition, computer hardware and software, or equipment with embedded computer chips, may encounter the year 2000 and interpret a two-digit year "00" as 1900, instead of 2000. As a result, equipment and applications that are date sensitive may not properly calculate information or otherwise may not function as intended. Because the Y2K challenge, if not addressed, could directly affect the Company's service reliability, the Company considers it to be of the highest priority. The Company's Y2K mission statement is to "provide for the safe, continuous operation of the Company's electric and business systems during the Y2K transition period."

   The Company has defined "mission critical" systems as those that could affect service to its customers or could otherwise result in a permanent and substantial loss to the Company, if they fail to function properly. Mission-critical systems have received top priority. As of June 30, 1999, the Company believes all of its mission-critical systems and applications are suitable for continued use into the year 2000 ("Y2K ready" as that term is defined by the North American Electric Reliability Council (the "NERC")) based on the "level 3" rating received during the Department of Energy's (the "DOE") review. All other systems and applications are scheduled to be Y2K ready by December 31, 1999.

   In late June 1999, the Company conducted a live, integrated test of its primary control and local generating facilities, including the Company's energy management system computer and local power plant and key substation equipment. Internal clocks for equipment included in the test were synchronously forwarded to roll over into the year 2000 and typical, individual operations were then performed to verify that the equipment will operate as expected in a year 2000 environment. All devices handled the rollover without incident and all commands sent from the control computer to remote equipment were executed properly.

   The integrated test was observed by an assessment team of engineers on behalf of the DOE. Following the test, the DOE team issued the Company a "level 3" rating regarding its state of readiness, asserting that the Company's mission-critical systems and applications met the NERC's definition of Y2K ready. A level 3 rating is the most favorable that could be issued, and was based not only on the successful integrated test, but also on a review of the Company's entire Y2K program. The DOE team reviewed pertinent documentation for the project, queried Company personnel and observed a rerunning of embedded chip tests for digitally-controlled relays. The DOE team has been randomly reviewing 30 small utilities in North America in order to better predict an overall state of readiness.

   The Company began addressing the Y2K issue during the last quarter of 1996 with a program consisting of four major phases: inventory, assessment, remediation and testing for Y2K readiness. This readiness process was recommended by the NERC. For its mission-critical equipment and applications, the Company has completed each of these phases. For its non-critical equipment and applications, the Company is 100% complete with inventory, 91% complete with assessment and 73% complete with remediation/testing. Overall, the Company is 94% complete with the four-phase process.

   The Company is actively participating in Y2K planning sessions with other Western System Coordinating Council ("WSCC") members due to the interrelated nature of the Company's electric system and those of other neighboring utilities. WSCC utilities comprise the western United States electric "grid." The Company is monitoring the Y2K readiness status of Palo Verde and Four Corners power plants, for which the Company has joint ownership and which are operated by Arizona Public Service Company ("APS"). APS has reported to the NERC and the Nuclear Regulatory Commission that the mission-critical facilities at each plant are now Y2K ready.

   In addition, the Company is continuing to assess its financial institutions and critical suppliers to determine their respective states of readiness for the Y2K transition. The Company is scheduled to complete these assessments by September 30, 1999. The Company has provided Y2K information to its customers and community through a public outreach program, and has contacted large industrial customers to ascertain their plans for the transition period.

   Given the complex nature and uncertainties of the Y2K issue, the Company cannot absolutely assure that it will not experience some outages or operational failures during the Y2K transition period. Further, there are no guarantees that all vendor representations obtained by the Company will prove to be entirely accurate or that testing and remediation procedures employed by the Company will identify and correct 100% of potential Y2K-related problems. There remains a chance that on January 1, 2000 some equipment will not function properly. Therefore, the Company is also preparing contingency and continuity plans. The Company has always prepared for unexpected outages of its facilities (resulting from storms and other natural disasters and failures). Consequently, the Company's existing Emergency Procedure Manual forms the basis for the Company's Y2K Operational Contingency Plan. Procedures to deal with an array of scenarios resulting from the singular or simultaneous failure(s) of elements or systems during the Y2K transition period have also been developed. The Company's Y2K Operational Contingency Plan for its electric system was completed in June 1999. The Company is also developing a Y2K Business Continuity Plan for its business systems and processes that it expects to complete during the fourth quarter of 1999.

   Failure by the Company to meet the challenges of the Y2K issue could have serious consequences. A malfunction in a system affecting the generation, transmission or distribution of energy to the Company's customers, whether caused by a problem with one of the Company's systems or a system operated by a third party, could result in a disruption of service. The severity and cost of the problem would depend on numerous factors, including the scope and duration of any such disruption. If the disruption is severe enough, the Company's operations and financial condition could be adversely affected, the extent of which cannot be predicted. However, given the completion of all mission critical readiness activities, the successful integrated test of the primary control equipment on the Company's electric system, and the independent verification by the DOE team regarding the Company's state of readiness, the Company does not believe that significant adverse impacts as a result of the Y2K issue are likely to occur.

   The Company has expensed substantially all costs of its Y2K program. Through June 30, 1999, the Company's expenditures on the Y2K program have been predominantly related to internal labor, diagnostic tools, server upgrades and consultation costs totaling approximately $2.1 million. Costs associated with hardware and software replacements and other technology "refresh" programs that may also remediate non-ready equipment and applications have not been included in the Company's accounting of Y2K expenses. These activities are considered to have been undertaken as part of the normal course of business. Future Y2K expenses, to be incurred through the year 1999, are not expected to exceed an additional $2.3 million and will likely include costs for remediation of non-critical equipment and applications, consultation, independent verification, participation in a September 1999 NERC-sponsored drill, documentation and business continuity planning. Approximately half of all the Company's Y2K program expenses are expected to be internal labor costs.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

   The Company is exposed to market risk due to changes in interest rates, equity prices and commodity prices. See the Company's 1998 Form 10-K, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," for a complete discussion of the market risks faced by the Company and the Company's market risk sensitive assets and liabilities. As of June 30, 1999, there have been no material changes in the market risks faced by the Company or the fair values of assets and liabilities disclosed in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in the Company's 1998 Form 10-K.

                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

     The Company hereby incorporates by reference the information set forth in
Part I of this report under Note G of Notes to Financial Statements.

Item 4.  Submission of Matters to a Vote of Security Holders

     The annual meeting of shareholders of the Company was held May 27, 1999. The total number of common shares outstanding was 60,405,083, of which 55,862,447 were represented in person or by proxy. The following directors were elected to hold office for a three-year term expiring at the annual meeting of shareholders of the Company to be held in 2002:

             Director         Votes For      Votes Withheld
             --------         ---------      --------------

          James W. Harris     55,563,348         299,099
          Kenneth R. Heitz    49,334,811       6,527,636
          Michael K. Parks    55,561,001         301,446
          Eric B. Siegel      55,553,037         309,410
          James Haines        55,555,475         306,972

     In addition to the individuals set forth above, the following individuals continued as directors following the meeting: George W. Edwards, Jr., Ramiro Guzman, Stephen Wertheimer, Charles A. Yamarone, Wilson K. Cadman, James A. Cardwell, James W. Cicconi and Patricia Z. Holland-Branch.

     The Board of Directors recommended and shareholders voted to approve the Company's 1999 Long-Term Incentive Plan, which authorized the issuance of up to two million shares of common stock for the benefit of directors, officers, managers, other employees and consultants through the award or grant of non-statutory stock options, incentive stock options, stock appreciation rights, restricted stock, bonus stock and performance stock. Shares voted in favor of approving the plan were 45,859,614 and shares voted against were 9,902,312. There were 100,521 abstentions. See Part I, Item 1, "Financial Statements - Note C of Notes to Financial Statements."

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



                                      EL PASO ELECTRIC COMPANY


                                  By: /s/ Gary R. Hedrick
                                      ------------------------------------------
                                      Gary R. Hedrick
                                      Vice President, Chief Financial Officer
                                      and Treasurer
                                      (Duly Authorized Officer and
                                      Principal Financial Officer)



Dated:  August 13, 1999

                           EL PASO ELECTRIC COMPANY

                               INDEX TO EXHIBITS

   Exhibit
    Number                                Exhibit
    ------                                -------

     10.05 Stock Option Agreement, dated as of April 26, 1999, with James S. Haines, Jr.

     10.06     Stock Option Agreement, dated as of May 28, 1999, with Helen
               Knopp.

    +10.07 Form of Directors' Restricted Stock Award Agreement between the Company and certain directors of the Company.

     10.08 Stock Option Agreement, dated as of July 1, 1999, with Wilson K. Cadman.

     10.09 Amendment No. 6, dated June 17, 1999, to the Southwest New Mexico Transmission Project Participation Agreement, dated April 11, 1977, between Public Service Company of New Mexico, Community Public Service Company and the Company, and Amendments 1 through 5 thereto. (Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

     11        Statement re Computation of Per Share Earnings

     15        Letter re Unaudited Interim Financial Information

     27        Financial Data Schedule (EDGAR filing only)

     99.01 Final Order, entered June 8, 1999, by the Public Utility Commission of Texas.

      + Agreements substantially identical in all material respects to this Exhibit have been entered into with George W. Edwards, Jr.; Ramiro Guzman; James W. Harris; Kenneth R. Heitz; James W. Cicconi; Patricia Z. Holland-Branch; Michael K. Parks; Eric B. Siegel; Stephen Wertheimer; Charles A. Yamarone; James A. Cardwell; and Wilson K. Cadman, directors of the Company. In addition, in lieu of non-employee director compensation, agreements substantially identical in all material respects to this Exhibit have been entered into with Patricia Z. Holland-Branch; Stephen Wertheimer; and Charles Yamarone, directors of the Company.