Form 10-Q
period 1999-09-30
EL PASO ELECTRIC CO /TX/
filed 1999-11-12
CIK 31978

================================================================================

                                   Form 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                          -------------------------

(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 1999

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

                                (915) 543-5711
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES X    NO
                                               ---     ---
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   YES X    NO
                           ---     ---
     As of November 11, 1999, there were 57,838,209 shares of the Company's no par value common stock outstanding.

================================================================================

                           EL PASO ELECTRIC COMPANY

                              INDEX TO FORM 10-Q

                                                                        Page No.
                                                                        --------
PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Balance Sheets - September 30, 1999 and December 31, 1998.......  1

          Statements of Operations - Three Months, Nine Months and
          Twelve Months Ended September 30, 1999 and 1998.................  3

          Statements of Comprehensive Operations - Three Months, Nine
          Months and Twelve Months Ended September 30, 1999 and 1998......  5

          Statements of Cash Flows - Nine Months Ended September 30,
          1999 and 1998...................................................  6

          Notes to Financial Statements...................................  7

          Independent Auditors' Review Report............................. 15

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................... 16

     Item 3.  Quantitative and Qualitative Disclosures About Market
              Risk........................................................ 27

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings........................................... 29

     Item 6.  Exhibits and Reports on Form 8-K............................ 29

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                           EL PASO ELECTRIC COMPANY

                                BALANCE SHEETS

                                ASSETS                                      September 30,
                            (In thousands)                                      1999              December 31,
                                                                             (Unaudited)              1998
                                                                         -------------------     ---------------
Utility plant:
  Electric plant in service............................................          $1,603,015           $1,599,207
  Less accumulated depreciation and amortization.......................             308,486              243,405
                                                                                 ----------           ----------
    Net plant in service...............................................           1,294,529            1,355,802
  Construction work in progress........................................              73,329               54,641
  Nuclear fuel; includes fuel in process of $573 and
    $8,031, respectively...............................................              90,281               89,784
  Less accumulated amortization........................................              50,962               45,691
                                                                                 ----------           ----------
    Net nuclear fuel...................................................              39,319               44,093
                                                                                 ----------           ----------
      Net utility plant................................................           1,407,177            1,454,536
                                                                                 ----------           ----------

Current assets:
  Cash and temporary investments.......................................              50,064              229,150
  Accounts receivable, principally trade, net of allowance for
    doubtful accounts of $1,635 and $1,738, respectively...............              68,388               64,735
  Inventories, at cost.................................................              26,737               27,537
  Prepayments and other................................................              10,380               16,896
                                                                                 ----------           ----------
      Total current assets.............................................             155,569              338,318
                                                                                 ----------           ----------

Long-term contract receivable..........................................              18,753               23,139
                                                                                 ----------           ----------

Deferred charges and other assets:
  Accumulated deferred income taxes, net...............................                   -               10,518
  Decommissioning trust fund...........................................              51,895               46,725
  Other................................................................              16,309               17,983
                                                                                 ----------           ----------
      Total deferred charges and other assets..........................              68,204               75,226
                                                                                 ----------           ----------

      Total assets.....................................................          $1,649,703           $1,891,219
                                                                                 ==========           ==========

See accompanying notes to financial statements.

                           EL PASO ELECTRIC COMPANY

                        CAPITALIZATION AND LIABILITIES                            September 30,
                     (In thousands except for share data)                              1999               December 31,
                                                                                   (Unaudited)                1998
                                                                                ------------------     ------------------
Capitalization:
  Common stock, stated value $1 per share, 100,000,000 shares authorized, 60,200,921 and 60,122,377 shares issued,
    and 257,567 and 147,985 restricted shares, respectively...................         $   60,458             $   60,270
  Capital in excess of stated value...........................................            242,693                241,325
  Unearned compensation - restricted stock awards.............................             (1,398)                  (611)
  Retained earnings...........................................................            142,734                115,193
  Accumulated other comprehensive income (net unrealized
    gains on marketable securities)...........................................              1,662                  1,101
                                                                                       ----------             ----------
                                                                                          446,149                417,278
  Reacquired common stock, 1,643,500 shares; at cost..........................            (14,747)                     -
                                                                                       ----------             ----------
      Common stock equity.....................................................            431,402                417,278
  Preferred stock, redemption required, cumulative, no par value,
    2,000,000 shares authorized, 1,357,444 shares issued and
    outstanding; at liquidation preference....................................                  -                135,744
  Long-term debt..............................................................            795,287                872,213
  Financing and capital lease obligations.....................................             19,167                 24,849
                                                                                       ----------             ----------
        Total capitalization..................................................          1,245,856              1,450,084
                                                                                       ----------             ----------

Current liabilities:
  Current maturities of long-term debt and financing and
    capital lease obligations.................................................             27,335                 63,817
  Accounts payable, principally trade.........................................             23,338                 31,135
  Taxes accrued other than federal income taxes...............................             22,730                 20,316
  Interest accrued............................................................             17,560                 20,412
  Net overcollection of fuel revenues.........................................              2,797                  2,632
  Other.......................................................................             26,622                 19,359
                                                                                       ----------             ----------
        Total current liabilities.............................................            120,382                157,671
                                                                                       ----------             ----------

Deferred credits and other liabilities:
  Accumulated deferred income taxes, net......................................             12,686                      -
  Decommissioning liability...................................................            119,150                129,750
  Accrued postretirement benefit liability....................................             81,503                 80,477
  Accrued pension liability...................................................             33,594                 33,880
  Other.......................................................................             36,532                 39,357
                                                                                       ----------             ----------
        Total deferred credits and other liabilities..........................            283,465                283,464
                                                                                       ----------             ----------

Commitments and contingencies

        Total capitalization and liabilities..................................         $1,649,703             $1,891,219
                                                                                       ==========             ==========

See accompanying notes to financial statements.

                           EL PASO ELECTRIC COMPANY
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (In thousands except for share data)

                                                                     Three Months Ended                  Nine Months Ended
                                                                       September  30,                      September 30,
                                                             -----------------------------------     --------------------------
                                                                 1999                   1998             1999          1998
                                                             -------------          ------------     ------------  ------------
Operating revenues..............................              $    170,114          $   176,893      $   432,705   $   460,241
                                                              ------------          -----------      -----------   -----------
Energy expenses:
  Fuel..........................................                    32,516               30,739           76,850        83,851
  Purchased and interchanged power..............                     5,935                7,765           10,655        15,573
                                                              ------------          -----------      -----------   -----------
                                                                   38,451                38,504           87,505        99,424
                                                              ------------          -----------      -----------   -----------
Operating revenues net of energy expenses.......                  131,663               138,389          345,200       360,817
                                                              ------------          -----------      -----------   -----------
Other operating expenses:
  Other operations..............................                   29,979                30,604           92,490        94,797
  Maintenance...................................                    7,819                 8,307           28,607        24,829
  New Mexico Settlement charge..................                        -                 6,272                -         6,272
  Depreciation and amortization.................                   22,105                22,681           67,841        67,220
  Taxes other than income taxes.................                   11,481                11,675           33,650        34,191
                                                              ------------          -----------      -----------   -----------
                                                                   71,384                79,539          222,588       227,309
                                                              ------------          -----------      -----------   -----------
Operating income................................                   60,279                58,850          122,612       133,508
                                                              ------------          -----------      -----------   -----------
Other income (deductions):
  Investment income.............................                    1,003                 3,335            4,723         8,327
  Settlement of bankruptcy professional fees....                        -                   548                -         1,152
  Other, net....................................                     (376)                 (410)            (859)       (1,244)
                                                              ------------          -----------      -----------   -----------
                                                                      627                 3,473            3,864         8,235
                                                              ------------          -----------      -----------   -----------
Income before interest charges..................                   60,906                62,323          126,476       141,743
                                                              ------------          -----------      -----------   -----------
Interest charges (credits):
  Interest on long-term debt....................                   17,603                20,185           55,323        60,880
  Other interest................................                    1,822                 1,816            5,897         5,369
  Interest capitalized and deferred.............                   (1,089)               (1,625)          (4,428)       (4,871)
                                                              ------------          -----------      -----------   -----------
                                                                   18,336                20,376           56,792        61,378
                                                              ------------          -----------      -----------   -----------
Income before income taxes......................                   42,570                41,947           69,684        80,365
Income tax expense..............................                   16,346                15,898           26,950        30,106
                                                              ------------          -----------      -----------   -----------
Income before extraordinary loss on repurchases
  of debt.......................................                   26,224                26,049           42,734        50,259
Extraordinary loss on repurchases of debt, net of
  income tax benefit............................                   (2,068)                    -           (3,251)            -
                                                              ------------          -----------      -----------   -----------
Net income......................................                   24,156                26,049           39,483        50,259
Preferred stock:
  Dividend requirements.........................                        -                 3,727            2,616        10,874
  Redemption costs..............................                        -                     -            9,581             -
                                                              ------------          -----------      -----------   -----------
Net income applicable to common stock...........              $    24,156           $    22,322      $    27,286   $    39,385
                                                              ============          ===========      ===========   ===========

Basic earnings per common share:
  Income before extraordinary loss on repurchases of debt     $     0.443           $     0.371      $     0.510   $     0.655
  Extraordinary loss on repurchases of debt, net of
     income tax benefit.........................                   (0.035)                    -           (0.054)            -
                                                              ------------          -----------      -----------   -----------
     Net income.................................              $     0.408           $     0.371      $     0.456   $     0.655
                                                              ============          ===========      ===========   ===========
Diluted earnings per common share:
  Income before extraordinary loss on repurchases of debt     $     0.439           $     0.368      $     0.508   $     0.650
  Extraordinary loss on repurchases of debt, net of
     income tax benefit.........................                   (0.034)                    -           (0.054)            -
                                                              ------------          -----------      -----------   -----------
     Net income.................................              $     0.405           $     0.368      $     0.454   $     0.650
                                                              ============          ===========      ===========   ===========

Weighted average number of common shares outstanding           59,232,142            60,168,841       59,879,180    60,168,030
                                                              ============          ===========      ===========   ===========
Weighted average number of common shares and
  dilutive potential common shares outstanding..               59,677,283            60,662,214       60,165,757    60,615,261
                                                              ============          ===========      ===========   ===========

See accompanying notes to financial statements.

                           EL PASO ELECTRIC COMPANY
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (In thousands except for share data)

                                                                                        Twelve Months Ended
                                                                                           September 30,
                                                                                    ----------------------------
                                                                                        1999             1998
                                                                                    -----------    -------------
Operating revenues................................................................. $   574,685    $     604,007
                                                                                    -----------    -------------
Energy expenses:
   Fuel............................................................................     102,449          114,940
  Purchased and interchanged power.................................................      15,692           18,782
                                                                                    -----------    -------------
                                                                                        118,141          133,722
                                                                                    -----------    -------------
Operating revenues net of energy expenses..........................................     456,544          470,285
                                                                                    -----------    -------------
Other operating expenses:
  Other operations.................................................................     131,943          130,108
  Maintenance......................................................................      38,733           35,092
  New Mexico Settlement charge.....................................................           -            6,272
  Depreciation and amortization....................................................      90,434           89,669
  Taxes other than income taxes....................................................      43,791           44,426
                                                                                    -----------    -------------
                                                                                        304,901          305,567
                                                                                    -----------    -------------
Operating income...................................................................     151,643          164,718
                                                                                    -----------    -------------
Other income (deductions):
  Investment income................................................................       7,902           10,724
  Settlement of bankruptcy professional fees.......................................         109            1,458
  Other, net.......................................................................      (1,345)            (292)
                                                                                    -----------    -------------
                                                                                          6,666           11,890
                                                                                    -----------    -------------
Income before interest charges.....................................................     158,309          176,608
                                                                                    -----------    -------------
Interest charges (credits):
  Interest on long-term debt.......................................................      75,410           82,048
  Other interest...................................................................       7,726            6,469
  Interest capitalized and deferred................................................      (5,957)          (6,407)
                                                                                    -----------    -------------
                                                                                         77,179           82,110
                                                                                    -----------    -------------
Income before income taxes.........................................................      81,130           94,498
Income tax expense.................................................................      31,582           35,531
                                                                                    -----------    -------------
Income before extraordinary items..................................................      49,548           58,967
                                                                                    -----------    -------------
Extraordinary items:
  Extraordinary gain on discharge of debt, net of income tax expense...............       3,343                -
  Extraordinary loss on repurchases of debt, net of income tax benefit.............      (3,251)               -
                                                                                    -----------    -------------
                                                                                             92                -
                                                                                    -----------    -------------
Net income.........................................................................      49,640           58,967
Preferred stock:
  Dividend requirements............................................................       6,449           14,300
  Redemption costs.................................................................       9,581                -
                                                                                    -----------    -------------
Net income applicable to common stock.............................................. $    33,610    $      44,667
                                                                                    ===========    =============

Basic earnings per common share:
  Income before extraordinary items................................................      $0.559           $0.742
  Extraordinary gain on discharge of debt, net of income tax expense...............       0.056                -
  Extraordinary loss on repurchases of debt, net of income tax benefit.............      (0.054)               -
                                                                                    -----------    -------------
     Net income....................................................................      $0.561           $0.742
                                                                                    ===========    =============
Diluted earnings per common share:
  Income before extraordinary items................................................      $0.556           $0.737
  Extraordinary gain on discharge of debt, net of income tax expense...............       0.055                -
  Extraordinary loss on repurchases of debt, net of income tax benefit.............      (0.054)               -
                                                                                    -----------    -------------
     Net income....................................................................      $0.557           $0.737
                                                                                    ===========    =============

Weighted average number of common shares outstanding...............................  59,952,191       60,161,105
                                                                                    ===========    =============
Weighted average number of common shares and
  dilutive potential common shares outstanding.....................................  60,296,765       60,575,588
                                                                                    ===========    =============

See accompanying notes to financial statements.

                           EL PASO ELECTRIC COMPANY
                    STATEMENTS OF COMPREHENSIVE OPERATIONS
                                  (Unaudited)
                                (In thousands)

                                                  Three Months Ended        Nine Months Ended           Twelve Months Ended
                                                     September 30,            September 30,                September 30,
                                                   ------------------      ---------------------         ---------------------
                                                     1999       1998         1999         1998             1999          1998
                                                   --------   -------      --------     --------         --------      -------
Net income......................................   $24,156    $26,049      $39,483      $50,259          $49,640       $58,967
Other comprehensive income (loss):
 Net unrealized gain (loss) on marketable
   securities, less applicable income tax
   benefit (expense) of $725, $813, $(302),
   $606, $(1,599) and $768, respectively........    (1,345)    (1,510)         561       (1,124)           2,970        (1,425)
                                                   -------    -------      -------      -------          -------       -------
Comprehensive income............................    22,811     24,539       40,044       49,135           52,610        57,542
Preferred stock:
 Dividend requirements..........................         -      3,727        2,616       10,874            6,449        14,300
 Redemption costs...............................         -          -        9,581            -            9,581             -
                                                   -------    -------      -------      -------          -------       -------
Comprehensive income applicable
 to common stock................................   $22,811    $20,812      $27,847     $ 38,261          $36,580       $43,242
                                                   =======    =======      =======      =======          =======       =======

See accompanying notes to financial statements.

                           EL PASO ELECTRIC COMPANY
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                       -------------------------------------
                                                                            1999                    1998
                                                                       ------------              -----------
Cash Flows From Operating Activities:
  Net income........................................................   $     39,483              $   50,259
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization...................................         67,841                  67,220
    Amortization of nuclear fuel....................................         15,708                  16,580
    Deferred income taxes, net......................................         24,976                  27,525
    New Mexico Settlement charge....................................           -                      6,272
    Extraordinary loss on repurchases of debt, net of
       income tax benefit...........................................          3,251                    -
    Other operating activities......................................          3,942                   4,220
  Change in:
    Accounts receivable.............................................         (3,653)                (11,266)
    Inventories.....................................................            800                    (238)
    Prepayments and other...........................................          6,516                  (6,263)
    Long-term contract receivable...................................          4,386                   3,359
    Accounts payable................................................         (7,797)                 (3,667)
    Taxes accrued other than federal income taxes...................          2,414                   4,024
    Interest accrued................................................         (2,852)                 (1,244)
    Net over/undercollection of fuel revenues.......................            165                   6,182
    Other current liabilities.......................................          9,842                   2,972
    Deferred charges and credits....................................          2,870                   6,488
                                                                       ------------              ----------
      Net cash provided by operating activities.....................        167,892                 172,423
                                                                       ------------              ----------
Cash Flows From Investing Activities:
  Cash additions to utility property, plant and equipment...........        (39,953)                (31,940)
  Cash additions to nuclear fuel....................................         (8,475)                 (9,583)
  Interest capitalized:
    Nuclear fuel....................................................         (2,460)                 (3,058)
    Utility property, plant and equipment...........................         (1,968)                 (1,813)
  Investment in decommissioning trust fund..........................         (4,308)                 (5,151)
  Other investing activities........................................           (998)                   (270)
                                                                       ------------              ----------
      Net cash used for investing activities........................        (58,162)                (51,815)
                                                                       ------------              ----------
Cash Flows From Financing Activities:
  Reacquired common stock...........................................        (14,747)                   -
  Repurchases of and payments on long-term debt.....................       (117,533)                (30,604)
  Nuclear fuel financing obligations:
    Proceeds........................................................         10,934                  12,649
    Payments........................................................        (15,494)                (16,515)
  Redemption of preferred stock.....................................       (148,937)                   -
  Preferred stock dividend payment..................................         (1,328)                   -
  Payments on capital lease obligations.............................         (1,573)                 (1,469)
  Other financing activities........................................           (138)                    (71)
                                                                       ------------              ----------
      Net cash used for financing activities........................       (288,816)                (36,010)
                                                                       ------------              ----------
Net (decrease) increase in cash and temporary investments...........       (179,086)                 84,598
Cash and temporary investments at beginning of period...............        229,150                 111,227
                                                                       ------------              ----------
Cash and temporary investments at end of period.....................   $     50,064              $  195,825
                                                                       ============              ==========

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

     These condensed financial statements should be read in conjunction with the financial statements and notes thereto in the Annual Report of El Paso Electric Company (the "Company") on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K"). Capitalized terms used in this report and not defined herein have the meaning ascribed for such terms in the 1998 Form 10-K. In the opinion of management of the Company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company at September 30, 1999 and December 31, 1998; the results of operations for the three, nine and twelve months ended September 30, 1999 and 1998; and cash flows for the nine months ended September 30, 1999 and 1998. The results of operations for the three, nine and twelve months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full calendar year.

Supplemental Cash Flow Disclosures (In thousands)

                                                            Nine Months Ended September 30,
                                                      --------------------------------------------
                                                              1999                   1998
                                                      ---------------------  ---------------------
Cash paid for:
   Interest on long-term debt.......................         $53,533                $56,673
   Income taxes, net................................           1,332                  1,400
   Reorganization items - professional
       fees and other...............................               -                  4,280
Non-cash investing and financing activities:
   Issuance of preferred stock for
       pay-in-kind dividend.........................           3,867                 10,666
   Grants of restricted shares of
       common stock.................................           1,705                    195

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)

Reconciliation of Basic and Diluted Earnings Per Common Share

     The reconciliation of basic and diluted earnings per common share before extraordinary items is presented below:

                                                           Three Months Ended September 30,
                                       ------------------------------------------------------------------------
                                                      1999                                 1998
                                       -----------------------------------  -----------------------------------
                                                                     Per                                  Per
                                                                   Common                               Common
                                           Income        Shares     Share       Income        Shares     Share
                                       --------------  ----------  -------  --------------  ----------  -------
                                       (In thousands)                       (In thousands)
Income before extraordinary item.....        $26,224                              $26,049
 Less:  Preferred stock
  dividend requirements..............              -                                3,727
                                             -------                              -------
Basic earnings per common share:
 Net income applicable to
  common stock.......................         26,224   59,232,142   $0.443         22,322   60,168,841   $0.371
                                                                   =======                              =======

Effect of dilutive securities:
 Unvested restricted stock...........              -       45,471                       -       35,468
 Stock options.......................              -      399,670                       -      457,905
                                             -------   ----------                 -------   ----------

Diluted earnings per common share:
 Net income applicable to
  common stock.......................        $26,224   59,677,283   $0.439        $22,322   60,662,214   $0.368
                                             =======   ==========  =======        =======   ==========  =======

                                                           Nine Months Ended September 30,
                                       ------------------------------------------------------------------------
                                                      1999                                 1998
                                       -----------------------------------  -----------------------------------
                                                                     Per                                  Per
                                                                   Common                               Common
                                           Income        Shares     Share       Income        Shares     Share
                                       --------------  ----------  -------  --------------  ----------  -------
                                       (In thousands)                       (In thousands)
Income before extraordinary item.....        $42,734                              $50,259
 Less:
  Preferred stock:
    Dividend requirements............          2,616                               10,874
    Redemption costs.................          9,581                                    -
                                             -------                        -------------
Basic earnings per common share:
 Net income applicable to
  common stock.......................         30,537   59,879,180   $0.510         39,385   60,168,030   $0.655
                                                                   =======                              =======

Effect of dilutive securities:
 Unvested restricted stock...........              -       24,886                       -       27,268
 Stock options.......................              -      261,691                       -      419,963
                                             -------   ----------           -------------   ----------

Diluted earnings per common share:
 Net income applicable to
  common stock.......................        $30,537   60,165,757   $0.508        $39,385   60,615,261   $0.650
                                             =======   ==========  =======  =============   ==========  =======

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)

                                                          Twelve Months Ended September 30,
                                       ------------------------------------------------------------------------
                                                      1999                                 1998
                                       -----------------------------------  -----------------------------------
                                                                     Per                                  Per
                                                                   Common                               Common
                                           Income        Shares     Share       Income        Shares     Share
                                       --------------  ----------  -------  --------------  ----------  -------
                                       (In thousands)                       (In thousands)
Income before extraordinary items....        $49,548                              $58,967
 Less:
  Preferred stock:
    Dividend requirements............          6,449                               14,300
    Redemption costs.................          9,581                                    -
                                             -------                        -------------
Basic earnings per common share:
 Net income applicable to
  common stock.......................         33,518   59,952,191   $0.559         44,667   60,161,105   $0.742
                                                                   =======                              =======

Effect of dilutive securities:
 Unvested restricted stock...........              -       28,523                       -       24,575
 Stock options.......................              -      316,051                       -      389,908
                                             -------   ----------           -------------   ----------

Diluted earnings per common share:
 Net income applicable to
  common stock.......................        $33,518   60,296,765   $0.556        $44,667   60,575,588   $0.737
                                             =======   ==========  =======  =============   ==========  =======

B.   Rate Matters

     For a full discussion of the Company's rate matters, see Note B of Notes to Financial Statements in the 1998 Form 10-K.

Texas Rate Matters

     A comprehensive electric industry restructuring bill was signed into law by the Governor of Texas and became effective on September 1, 1999. Under the new law, retail customer choice will begin in the service territories of most investor-owned utilities on January 1, 2002. Municipal and cooperative utilities will have the option of electing to offer customer choice in their service areas. In recognition of the Company's Texas Settlement Agreement, the new law does not require retail customer choice to begin in the Company's Texas service territory until August 2005, after the expiration of the Company's Freeze Period. Additionally, after August 2005, the Company will have no further claim for stranded costs or transition costs incurred or otherwise provided for pursuant to the law. The Company is exempt from the competitive provisions of this law until August 2005. The competitive provisions of the new law include the following: (i) a requirement that each utility, on or before January 1, 2002, must separate its business activities into at least three separate entities: a power generation company; a company selling electric energy to retail customers; and a transmission and distribution utility; (ii) a 6% rate reduction, coincident with the start of retail choice, for residential and small commercial customers; (iii) a limitation that no power generation company may own and control more than 20% of the generation capacity in a power region; (iv) an obligation to auction entitlements to at least 15% of a utility's Texas jurisdictional installed generation capacity, continuing until the earlier of 60 months after

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)

the date customer choice is introduced or the date the Texas Commission determines that 40% of the power consumed by residential and small commercial customers is served by non-affiliated retail electric providers; (v) a reduction in emissions for grandfathered plants by May 2003; (vi) an additional 2,000 MW of statewide renewable energy capacity by 2009; (vii) the establishment of a System Benefit Fund ($0.50/MWh) for customer education and low-income assistance; and (viii) a detailed affiliate code of conduct to govern relationships between the regulated utility and its affiliates. The Company will have to comply with certain of these competitive provisions beginning in August 2005.

New Mexico Rate Matters

     A comprehensive electric utility industry restructuring bill was signed into law by the Governor of New Mexico and became effective on April 8, 1999. The new law requires each utility, on or before January 1, 2001, to separate into at least two entities, separating its supply service and generation assets from its transmission and distribution service assets. This corporate separation can be accomplished through the creation of separate non-affiliated companies, separate affiliated companies owned by a common holding company, or the sale of assets to third parties. Under the new law, retail customer choice begins January 1, 2001 for public post-secondary educational institutions, public schools, and residential and small business customers. Retail customer choice begins January 1, 2002 for all other customers. The New Mexico Commission may delay implementation of retail customer choice or other restructuring deadlines established by the new law for up to one year. The new law allows utilities to recover no less than 50% of their stranded costs with up to 100% recovery allowed if the New Mexico Commission determines that additional recovery is in the public interest, is necessary to maintain a utility's financial integrity, is necessary to continue adequate and reliable service, and will not cause an increase in rates to residential and small business customers. Utilities are required to file transition plans addressing the various restructuring issues, including the recovery of stranded costs, by March 1, 2000. The Company is currently working to comply with the requirements of the New Mexico law, and is developing its transition plan for filing with the New Mexico Commission on or before March 1, 2000.

     In June 1999, the New Mexico Commission ordered the review of the Company's New Mexico Settlement. Under the new law, the New Mexico Commission may review any rate settlement which provides a means of transition to competition and which had been previously approved by the New Mexico Commission in order to confirm, reject or modify such plans by November 30, 1999. If the New Mexico Commission approves the New Mexico Settlement, it will supersede the new law to the extent the new law is inconsistent. On August 3, 1999, the Company filed with the New Mexico Commission testimony and exhibits in support of the New Mexico Settlement. On October 12, 1999, an administrative law judge held an evidentiary hearing on the Company's New Mexico Settlement. The Company is currently awaiting the New Mexico Commission's decision on the New Mexico Settlement. Although the Company believes that the recovery of costs provided for in the New Mexico Settlement is consistent with the intent of the new law, it cannot predict whether the New Mexico Commission's decision will impact the Company's revenues and recovery of costs contemplated under the New Mexico Settlement, or whether the Company will be able to maintain its New Mexico rates at the new levels.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)

Federal Regulatory Matters

     In July 1996, Las Cruces exercised its right under FERC Order No. 888 to request that the Company calculate Las Cruces' stranded cost obligation should it leave the Company's system and operate its own municipal utility while receiving certain transmission services from the Company. In May 1999, the FERC issued its opinion and ruled that based on the FERC's method for calculating stranded costs, Las Cruces' stranded cost obligation was $52.9 million, assuming a departure date of July 1, 1999. Although this amount is approximately $30 million higher than an earlier administrative law judge's recommendation, the Company believes the FERC's decision is inconsistent with the intent and policy of FERC Order No. 888, which establishes the right to full recovery of a utility's stranded generation cost. The Company continues to believe it is entitled to full compensation for the costs it incurred with the expectation of continuing to serve Las Cruces. The Company filed a motion for rehearing of the FERC's decision. The FERC has extended its time limit for ruling on this motion. The Company cannot predict when the FERC will rule on this motion. See Note B of Notes to Financial Statements in the 1998 Form 10-K for a full discussion of stranded costs.

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

     In May 1999, the FERC issued its opinion in a proceeding brought by Southwestern Public Service Company ("SPS") regarding the use of the Company's transmission system to serve Las Cruces, holding that the Company was not obligated under FERC Order No. 888 to provide back-up generation services to third parties using its transmission system. However, the FERC stated that, for purposes of calculating available transmission capacity, the Company should assume that it would not be providing generation service to Las Cruces or Comision Federal de Electricidad ("CFE"), and the loads of those customers should be omitted from its calculation of available transmission capacity. The FERC also concluded that once the Company's calculation was adjusted to reflect the assumed discontinuation of service to Las Cruces and CFE, the Company would have sufficient transmission capacity over the Eddy County tie to meet SPS' request for firm transmission service. Although the Company has filed a compliance filing as required by the order, the filing reflects that the Company does not have sufficient transmission capacity over the Eddy County tie to meet SPS' request for firm transmission service. The Company filed a motion for rehearing of the FERC's decision. The FERC has extended its time limit for ruling on this motion. The Company does not expect a material financial impact from this FERC ruling. However, the Company is concerned that the result of an adverse FERC ruling would be to impair the reliability of service to the Company's other retail customers, while increasing costs.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)

     In order to procure a firm supply of electric power to serve its proposed municipal electric system, during the pendency of the transmission litigation, Las Cruces filed a request with the FERC in November 1998 for an order requiring the Company to sell wholesale power to Las Cruces on a temporary basis pursuant to Section 202(b) of the Federal Power Act from July 1999 until such time as Las Cruces is able to secure firm transmission service and back-up generation service required to enable it to obtain reliable service from SPS. In January 1999, the FERC ordered the Company to sell electric energy to Las Cruces at a cost-based wholesale rate from July 1, 1999 until the earlier of the time Las Cruces begins receiving its power from a different supplier or one year. In May 1999, the FERC issued an order denying requests for rehearing of its January 1999 order. On August 16, 1999, the Company and Las Cruces submitted an agreement to the FERC specifying the cost-based wholesale rate at which Las Cruces would take power from the Company, while at the same time allowing the Company to appeal the FERC's January 1999 order requiring such service. The FERC staff supported the stipulated settlement agreement between the Company and Las Cruces and the assigned FERC administrative law judge certified the stipulation to the FERC on September 10, 1999. The Company expects the FERC to approve the settlement agreement, but cannot predict when such approval might occur. The Company has appealed the FERC's January 1999 order to the United States Court of Appeals for the Fifth Circuit (the "Fifth Circuit"). On November 2, 1999, the Fifth Circuit heard oral argument on the Company's appeal. The Company cannot predict when the Fifth Circuit will rule on the Company's appeal.

C.   1999 Long-Term Incentive Plan

     In May 1999, the Company's shareholders approved the adoption of a stock-based long-term incentive plan (the "1999 Plan"). Under the 1999 Plan, directors, officers, managers, other employees and consultants are eligible to receive non-statutory stock options, incentive stock options, stock appreciation rights, restricted stock, bonus stock and performance shares covering up to two million shares of common stock. On July 1, 1999, the Company filed its Registration Statement on Form S-8 registering the two million shares of common stock reserved for issuance under the 1999 Plan. On August 31, 1999, the FERC approved the issuance of shares under the 1999 Plan.

D.   Common Stock Repurchase Program

     In May 1999, the Company's Board of Directors approved a stock repurchase program allowing the Company to purchase outstanding shares of its common stock from time to time, up to a total of six million shares. The Company will make purchases primarily in the open market at prevailing prices and will also engage in private transactions, if appropriate. The shares that the Company acquires will be available for issuance under employee benefit and stock option plans or may be retired. As of September 30, 1999, the Company had reacquired 1,643,500 shares of common stock at a cost of approximately $14.7 million, including commissions.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)

E.   Preferred Stock Redemption

     In March 1999, after obtaining required consents of holders of certain of the Company's outstanding debt securities, the Company redeemed the Series A Preferred Stock. The Company paid the redemption price of approximately $139.6 million, accrued cash dividends of $1.3 million, and premium, fees and costs of securing the consents aggregating $9.6 million. The preferred stock had an annual dividend rate of 11.40%.

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

Coal Mine Reclamation

     The Four Corners participants are currently reviewing a 1999 study conducted by an outside engineering firm of the estimated final reclamation and coal mine closure costs. Based on a preliminary review of this report, the Company believes that its ultimate liability for reclamation and closure costs may be less than the currently accrued amount of $14.8 million. The participants' review of the study includes an analysis of the assumptions used to estimate the liability for reclamation and closure costs. Once the review is completed, the Company can determine what effect, if any, the study may have on the Company. Participant review of the study is expected to be completed by the end of 1999. Final review of the study may justify a material reduction in the Company's liability for reclamation and closure costs. If the review is completed by year-end and the reduction is so justified, it will be recorded in the fourth quarter as a change in estimate.

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

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)

     In February 1999, Las Cruces filed its Petition for Condemnation and Application for Immediate Possession with the New Mexico State District Court. In March 1999, the Company removed the Las Cruces petition and application to the United States District Court for the District of New Mexico. In May 1999, the federal court issued a final decision finding that the removal to federal court was proper. In June 1999, the federal court consolidated this matter with the declaratory action previously filed by the Company challenging the constitutionality of the legislation giving Las Cruces the authority to condemn. At this time no hearing on the immediate possession matter has been set. The Company is unable to predict the outcome of this litigation.

     If Las Cruces succeeds in its efforts to condemn the Company's distribution system, the Company could lose its Las Cruces customer base, although the Company would be entitled to receive "just compensation" as established by New Mexico law. "Just compensation" is generally defined as the amount of money that would fairly compensate the party whose property is condemned. It is the Company's opinion that this amount would be the difference between the value of the Company's distribution system prior to the taking, as compared to the value of the distribution system after the taking. Compensation for any stranded costs related to the Company's generation assets will be determined by the FERC. See Note B, "Rate Matters - Federal Regulatory Matters."

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

     In July 1996, Las Cruces exercised its right under FERC Order No. 888 to request that the Company calculate Las Cruces' stranded cost obligation should it leave the Company's system and operate its own municipal utility. See Note B, "Rate Matters - Federal Regulatory Matters" for a discussion of this proceeding.

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

                      Independent Auditors' Review Report
                      -----------------------------------


The Shareholders and the Board of Directors
El Paso Electric Company:

We have reviewed the accompanying condensed balance sheet of El Paso Electric Company (the Company) as of September 30, 1999, the related condensed statements of operations and comprehensive operations for the three, nine, and twelve months ended September 30, 1999 and 1998, and the related condensed statements of cash flows for the nine months ended September 30, 1999 and 1998. These condensed financial statements are the responsibility of the Company's management.

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



El Paso, Texas
October 18, 1999

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

                     Operational Prospects and Challenges

     The Texas Settlement Agreement provides the Company with a stable base of retail revenues in Texas during a period in which the Company has substantially reduced its fixed obligations. The New Mexico Settlement provides a similar level of certainty in the Company's New Mexico rates, although of shorter duration. As discussed below, the Texas Settlement Agreement provided for an annual base revenue reduction in Texas of approximately $15.4 million and approval of all Company fuel expenses for the 42-month period subject to reconciliation. The Texas Rate Stipulation is preserved under the Texas Settlement Agreement and the Texas electric industry restructuring law. The New Mexico Settlement included an annual base revenue reduction of $4.6 million, exclusive of the Company's $1.0 million contribution, paid over a 30-month period, for low-income assistance in New Mexico.

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

     The New Mexico Settlement provides for (i) a total annual jurisdictional base revenue reduction of $4.6 million; (ii) a 30-month moratorium on rate increases or decreases in New Mexico; (iii) the elimination of the need for future fuel reconciliations in New Mexico by incorporating the existing fixed fuel factor into rates; (iv) an increased degree of ratemaking certainty for the future achieved by an agreement among the signatories reducing the net value of certain assets by approximately $40 million on a New Mexico jurisdictional basis for ratemaking purposes (but with no effect on book values), while establishing the signatories' agreement that the Company is entitled to 100% recovery of such revalued assets; and (v) the ability to enter into long-term rate contracts with commercial and industrial customers in New Mexico. The New Mexico Settlement became effective on October 26, 1998. Additionally, as a result of the New Mexico Settlement, the Company will contribute $0.4 million annually ($1.0 million over the 30-month term of the moratorium period) to a social services agency in Dona Ana County providing assistance to low-income individuals. The Company negotiated the New Mexico Settlement so as to substantially reduce the likelihood of additional rate reductions during the moratorium period.

     A comprehensive electric utility industry restructuring bill was signed into law by the Governor of New Mexico and became effective on April 8, 1999. The new law requires each utility, on or before January 1, 2001, to separate into at least two entities, separating its supply service and generation assets from its transmission and distribution service assets. This corporate separation can be accomplished through the creation of separate non-affiliated companies, separate affiliated companies owned by a common holding company, or the sale of assets to third parties. Under the new law, retail customer choice begins January 1, 2001 for public post-secondary educational institutions, public schools, and residential and small business customers. Retail customer choice begins January 1, 2002 for all other customers. The New Mexico Commission may delay implementation of retail customer choice or other restructuring deadlines established by the new law for up to one year. The new law allows utilities to recover no less than 50% of their stranded costs with up to 100% recovery allowed if the New Mexico Commission determines that additional recovery is in the public interest, is necessary to maintain a utility's financial integrity, is necessary to continue adequate and reliable service, and will not cause an increase in rates to residential and small business customers. Utilities are required to file transition plans addressing the various restructuring issues, including the recovery of stranded costs, by March 1, 2000. The Company is currently working to comply with the requirements of the New Mexico law, and is developing its transition plan for filing with the New Mexico Commission on or before March 1, 2000.

     In June 1999, the New Mexico Commission ordered the review of the Company's New Mexico Settlement. Under the new law, the New Mexico Commission may review any rate settlement which provides a means of transition to competition and which had been previously approved by the New Mexico Commission in order to confirm, reject or modify such plans by November 30, 1999. If the New Mexico Commission approves the New Mexico Settlement, it will supersede the new law to the extent the new law is inconsistent. On August 3, 1999, the Company filed with the New Mexico Commission testimony and exhibits in support of the New Mexico Settlement. On October 12, 1999, an administrative law judge held an evidentiary hearing on the Company's New Mexico Settlement. The Company is currently awaiting the New Mexico Commission's decision on the New Mexico Settlement. Although the Company believes that the recovery of costs provided for in the New Mexico Settlement is consistent with the intent of the new law, it cannot predict whether the New Mexico Commission's decision will impact the Company's revenues and recovery of costs contemplated under the New Mexico Settlement, or whether the Company will be able to maintain its New Mexico rates at the new levels.

     Following the New Mexico Settlement, the Company offered to enter into a comparable agreement in Texas. Based upon that offer, the Company entered into the Texas Settlement Agreement providing for: (i) a total annual jurisdictional base revenue reduction of approximately $15.4 million retroactive to November 1, 1998; (ii) reconciliation of the Company's fuel expenses through December 31, 1998, with no disallowance; and (iii) an agreement to use 50% of all Palo Verde performance rewards related to evaluation periods after 1997, when collected, for low-income assistance and for Demand-Side Management ("DSM") programs, primarily focused on small business customers, through the end of the Freeze Period. The new rates under the Texas Settlement Agreement were implemented in April 1999, pursuant to an interim order of the Texas Commission. In June 1999, the Texas Commission issued a final order approving the Texas Settlement Agreement.

     A comprehensive electric industry restructuring bill was signed into law by the Governor of Texas and became effective on September 1, 1999. Under the new law, retail customer choice will begin in the service territories of most investor-owned utilities on January 1, 2002. Municipal and cooperative utilities will have the option of electing to offer customer choice in their service areas. In recognition of the Company's Texas Settlement Agreement, the new law does not require retail customer choice to begin in the Company's Texas service territory until August 2005, after the expiration of the Company's Freeze Period. Additionally, after August 2005, the Company will have no further claim for stranded costs or transition costs incurred or otherwise provided for pursuant to the law. The Company is exempt from the competitive provisions of this law until August 2005. The competitive provisions of the new law include the following: (i) a requirement that each utility, on or before January 1, 2002, must separate its business activities into at least three separate entities: a power generation company; a company selling electric energy to retail customers; and a transmission and distribution utility; (ii) a 6% rate reduction, coincident with the start of retail choice, for residential and small commercial customers; (iii) a limitation that no power generation company may own and control more than 20% of the generation capacity in a power region; (iv) an obligation to auction entitlements to at least 15% of a utility's Texas jurisdictional installed generation capacity, continuing until the earlier of 60 months after the date customer choice is introduced or the date the Texas Commission determines that 40% of the power consumed by residential and small commercial customers is served by non-affiliated retail electric providers; (v) a reduction in emissions for grandfathered plants by May 2003; (vi) an additional 2,000 MW of statewide renewable energy capacity by 2009; (vii) the establishment of a System Benefit Fund ($0.50/MWh) for customer education and low-income assistance; and (viii) a detailed affiliate code of conduct to govern relationships between the regulated utility and its affiliates. The Company will have to comply with certain of these competitive provisions beginning in August 2005.

     The Company faces a number of challenges which could negatively impact its operations and financial results. The primary challenge is the risk of increased costs, including the risk of additional or unanticipated costs at Palo Verde resulting from (i) increases in operation and maintenance expenses; (ii) the possible replacement of steam generators; (iii) an extended outage of any of the Palo Verde units; (iv) increases in estimates of decommissioning costs; (v) the storage of radioactive materials; and (vi) compliance with the various requirements and regulations governing commercial nuclear generating stations. At the same time, the Company's rates, which have been reduced from previous levels as a result of the New Mexico Settlement and the Texas Settlement Agreement, are effectively capped. There can be no assurance that the Company's revenues will be sufficient to recover any increased costs, including any such increased costs in connection with Palo Verde or increases in other costs of operation, whether as a result of higher than anticipated levels of inflation, changes in tax laws or regulatory requirements, or other causes.

     Another risk to the Company's operations is the potential loss of customers. Competition will begin in New Mexico on January 1, 2001, or January 1, 2002, if the New Mexico Commission extends the time for implementing customer choice. Competition in the Company's Texas service territory is not required to begin until August 2005. The Company cannot predict what effect competition will have on the Company's customer base. The Company's wholesale and large retail customers already have, in varying degrees, additional alternate sources of economical power, including co-generation of electric power. For example, a 504 MW combined-cycle generating plant located in Samalayuca, Chihuahua,

Mexico, which became fully operational at the end of 1998, gave CFE the current capacity to supply electricity to portions of northern Chihuahua, including the geographic area previously served by the Company. In addition, the New Mexico State Legislature has passed legislation which purportedly gives Las Cruces the authority to condemn the Company's distribution system and related assets located within its city limits. In February 1999, Las Cruces filed its eminent domain proceeding. If Las Cruces succeeds in its efforts, the Company could lose its Las Cruces customer base, which currently represents approximately 8% of annual operating revenues, although the Company would receive "just compensation" as established by the court. Additionally, American National Power, Inc., a wholly-owned subsidiary of National Power PLC, has announced it is exploring the possibility of building a generation plant in El Paso, Texas. If the Company loses a significant portion of its retail customer base or wholesale sales, the Company may not be able to replace such revenues through either the addition of new customers or an increase in rates to remaining customers.

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

     The electric utility industry in general is facing significant challenges and increased competition as a result of changes in federal provisions relating to third-party transmission services and independent power production, as well as changes in state laws and regulatory provisions relating to wholesale and retail service. The potential effects of deregulation are particularly important to the Company because its rates are significantly higher than the national and regional averages. In the face of increased competition, there can be no assurance that this competition will not adversely affect the future operations, cash flows, and financial condition of the Company.

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

     The Company anticipates that internally generated funds will be sufficient to meet its construction requirements, provide for the retirement of debt, and enable the Company to meet other contingencies that may exist, such as compliance with environmental regulation, pending litigation, any claims for indemnification, and Year 2000 remediation. At September 30, 1999, the Company had approximately

$50.1 million in cash and cash equivalents. In February 1999, the Company renewed its $100 million revolving credit facility, which now provides up to $70 million for nuclear fuel purchases and up to $50 million (depending on the amount of borrowings outstanding for nuclear fuel purchases) for working capital needs. At September 30, 1999, approximately $44.8 million had been drawn for nuclear fuel purchases. No amounts have been drawn on this facility for working capital needs.

     The Company has a high debt to capitalization ratio and significant debt service obligations. Due to the Texas Rate Stipulation, the Texas Settlement Agreement, the New Mexico Settlement, and competitive pressures, the Company does not expect to be able to raise its base rates in the event of increases in non-fuel costs, increases in fuel costs in New Mexico or loss of revenues. Accordingly, as described below, the reduction of fixed obligations is a high priority for the Company in order to gain additional financial flexibility to address the evolving competitive market. In March 1999, the Company used cash on hand to pay for the early redemption of its Series A Preferred Stock, which resulted in the avoidance of additional cash dividends of approximately $2.7 million that would have been payable through May 1, 1999, and $4.0 million quarterly thereafter until mandatory redemption in 2008.

     The Company has significantly reduced its long-term debt following its emergence from bankruptcy in 1996. From June 1, 1996 through November 11, 1999, the Company has repurchased approximately $308.1 million of first mortgage bonds as part of an aggressive deleveraging program and repaid the remaining $36.0 million of Series A First Mortgage Bonds at their maturity on February 1, 1999. The foregoing, together with the early redemption of the Series A Preferred Stock, reduced the Company's annual interest expense and annual cash dividend requirements by approximately $27.2 million and $15.9 million, respectively. Common stock equity as a percentage of capitalization has increased from 19% at June 30, 1996 to 35% at September 30, 1999.

     In May 1999, the Company's Board of Directors approved a stock repurchase program allowing the Company to purchase outstanding shares of its common stock from time to time, up to a total of six million shares. The Company will make purchases primarily in the open market at prevailing prices and will also engage in private transactions, if appropriate. The shares that the Company acquires will be available for issuance under employee benefit and stock option plans or may be retired. As of November 11, 1999, the Company had reacquired 2,621,500 shares of common stock at a cost of approximately $23.6 million, including commissions.

     The Company continues to believe that the orderly reduction of fixed obligations with a goal of achieving a capital structure that is more typical in the electric utility industry and consistent with an investment grade rating, is a significant component of long-term shareholder value creation. Future repurchases of first mortgage bonds and common stock will be evaluated based on market conditions, the availability of cash to meet bond maturities, and the comparative economic value of alternative uses of cash.

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

                             Results of Operations

                                                    Net Income Applicable                 Diluted Earnings Per
                                                    to Common Stock Before                Common Share Before
                                                     Extraordinary Items                  Extraordinary Items
                                                ------------------------------       ------------------------------
                                                     1999            1998                 1999            1998
                                                --------------  --------------       --------------  --------------
                                                        (In thousands)
Three Months Ended September 30...............         $26,224         $22,322               $0.439          $0.368
Nine Months Ended September 30................          30,537          39,385                0.508           0.650
Twelve Months Ended September 30..............          33,518          44,667                0.556           0.737

     Results of operations for the nine and twelve months ended September 30, 1999 were affected by unusual or infrequent items, including the recognition of certain items arising from the Texas Settlement Agreement, a change in estimated fuel cost reserves, and the early redemption of the Company's 11.40% Series A Preferred Stock.

     Operating revenues net of energy expenses decreased $6.7 million for the three months ended September 30, 1999 compared to the same period last year primarily due to the rate reductions in Texas and New Mexico and the loss of sales to CFE. These decreases were partially offset by increased economy sales. Operating revenues net of energy expenses decreased $15.6 million and $13.7 million for the nine and twelve months ended September 30, 1999, respectively, compared to the same periods last year, as follows (In thousands):

Nine Months Ended September 30:                  1999                1998              Increase/(Decrease)
-------------------------------                  ----                ----              -------------------
Texas Settlement Agreement:
  Palo Verde performance reward...........        $  3,453           $    -                $  3,453
  Retroactive base rate decrease..........          (2,343)               -                  (2,343)
Change in estimated fuel cost reserves....           3,754                -                   3,754
Other.....................................         340,336             360,817              (20,481)
                                                  --------            --------             --------
      Total operating revenues net
        of energy expenses................        $345,200            $360,817             $(15,617)
                                                  ========            ========             ========
Twelve Months Ended September 30:                1999               1998              Increase/(Decrease)
---------------------------------                ----               ----              -------------------
Texas Settlement Agreement:
  Palo Verde performance reward...........        $  3,453           $    -                $  3,453
Change in estimated fuel cost reserves....           3,754                -                   3,754
Other.....................................         449,337             470,285              (20,948)
                                                  --------            --------             --------
      Total operating revenues net
        of energy expenses................        $456,544            $470,285             $(13,741)
                                                  ========            ========             ========

     Excluding the effects of the recognition of the Palo Verde performance reward, the retroactive base rate decrease, and the change in estimated fuel cost reserves, the nine month decrease of $20.5 million was primarily due to the rate reductions in Texas and New Mexico and the loss of sales to CFE. These decreases were partially offset by increased economy sales. Excluding the recognition of the Palo Verde performance reward and the change in estimated fuel cost reserves, the twelve month decrease of $20.9 million was primarily due to the rate reductions in Texas and New Mexico and loss of sales to CFE. These decreases were partially offset by increased economy sales.

     Operating revenues from retail customers shown below include the recognition of the Palo Verde performance reward and the effects of the change in estimated fuel cost reserves for the nine and twelve month periods ended September 30, 1999. Also included in the nine month period is the effect of the retroactive base rate decrease. Comparisons of kWh sales and operating revenues are shown below (In thousands):

                                                                                           Increase/(Decrease)
                                                                                           ---------------------
Three Months Ended September 30:                 1999                1998                 Amount         Percent
--------------------------------                 ----                ----                 ------         -------
Electric kWh Sales:
  Retail Customers........................        1,774,724           1,792,907             (18,183)         (1.0)%
  Other Utilities.........................          289,318             508,318            (219,000)        (43.1)   (1)
                                                 ----------          ----------           ---------
   Subtotal...............................        2,064,042           2,301,225            (237,183)        (10.3)
  Economy Sales...........................          386,900             184,507             202,393         109.7
                                                 ----------          ----------           ---------
   Total..................................        2,450,942           2,485,732             (34,790)         (1.4)
                                                 ==========          ==========           =========
Operating Revenues:
  Retail Customers........................       $  145,558          $  150,139           $  (4,581)         (3.1)%
  Other Utilities.........................           14,061              21,771              (7,710)        (35.4)   (1)
  Economy Sales...........................           10,495               4,983               5,512         110.6
                                                 ----------          ----------           ---------
   Total..................................       $  170,114          $  176,893           $  (6,779)         (3.8)
                                                 ==========          ==========           =========

                                                                                           Increase/(Decrease)
                                                                                       ----------------------------
Nine Months Ended September 30:                  1999                1998                 Amount         Percent
-------------------------------                  ----                ----                 ------         -------
Electric kWh Sales:
  Retail Customers........................        4,514,857           4,558,310             (43,453)         (1.0)%
  Other Utilities.........................          661,741           1,436,891            (775,150)        (53.9)   (1)
                                                 ----------          ----------           ---------
   Subtotal...............................        5,176,598           5,995,201            (818,603)        (13.7)
  Economy Sales...........................        1,087,846             564,922             522,924          92.6
                                                 ----------          ----------           ---------
   Total..................................        6,264,444           6,560,123            (295,679)         (4.5)
                                                 ==========          ==========           =========
Operating Revenues:
  Retail Customers........................       $  372,170          $  382,274           $ (10,104)         (2.6)%
  Other Utilities.........................           37,728              66,618             (28,890)        (43.4)   (1)
  Economy Sales...........................           22,807              11,349              11,458         101.0
                                                 ----------          ----------           ---------
   Total..................................       $  432,705          $  460,241           $ (27,536)         (6.0)
                                                 ==========          ==========           =========

                                                                                           Increase/(Decrease)
                                                                                       ----------------------------
Twelve Months Ended September 30:                1999                1998                 Amount         Percent
---------------------------------                ----                ----                 ------         -------
Electric kWh Sales:
  Retail Customers........................        5,904,768           5,945,705             (40,937)         (0.7)%
  Other Utilities.........................          982,730           1,857,354            (874,624)        (47.1)   (1)
                                                 ----------          ----------           ---------
   Subtotal...............................        6,887,498           7,803,059            (915,561)        (11.7)
  Economy Sales...........................        1,411,632             778,733             632,899          81.3
                                                 ----------          ----------           ---------
   Total..................................        8,299,130           8,581,792            (282,662)         (3.3)
                                                 ==========          ==========           =========
Operating Revenues:
  Retail Customers........................       $  487,726          $  502,686           $ (14,960)         (3.0)%
  Other Utilities.........................           55,334              86,221             (30,887)        (35.8)   (1)
  Economy Sales...........................           31,625              15,100              16,525         109.4
                                                 ----------          ----------           ---------
   Total..................................       $  574,685          $  604,007           $ (29,322)         (4.9)
                                                 ==========          ==========           =========

(1) Primarily due to the loss of sales to CFE.

     Other operations and maintenance expense decreased $1.1 million for the three months ended September 30, 1999 compared to the same period last year due to decreased operations expense of $0.6 million and decreased maintenance expense of $0.5 million, as follows (In thousands):

Three Months Ended September 30:                 1999               1998                 Increase/(Decrease)
--------------------------------                 ----               ----                 -------------------
Pensions and benefits expense.............         $ 1,404            $ 4,541                     $(3,137)    (2)
Regulatory expense........................             639              1,990                      (1,351)
Palo Verde operations expense.............           8,537              7,222                       1,315
Outside services expense..................           2,499              1,292                       1,207
Other.....................................          16,900             15,559                       1,341
                                                   -------            -------                     -------
   Total other operations expense.........          29,979             30,604                        (625)
Total maintenance expense.................           7,819              8,307                        (488)
                                                   -------            -------                     -------

   Total other operations and
      maintenance expense.................         $37,798            $38,911                     $(1,113)
                                                   =======            =======                     =======

     Other operations and maintenance expense increased $1.5 million for the nine months ended September 30, 1999 compared to the same period last year due to increased maintenance expense of $3.8 million partially offset by decreased operations expense of $2.3 million, as follows (In thousands):

Nine Months Ended September 30:                  1999               1998                 Increase/(Decrease)
-------------------------------                  ----                ----                -------------------
Regulatory expense........................        $  1,011           $  5,045                     $(4,034)
Pensions and benefits expense.............          10,765             14,329                      (3,564)    (2)
Palo Verde operations expense.............          24,886             23,592                       1,294
Non-nuclear generation expense............           3,876              2,605                       1,271
Customer accounts expense.................           2,965              1,997                         968
Other.....................................          48,987             47,229                       1,758
                                                  --------           --------                     -------
   Total other operations expense.........          92,490             94,797                      (2,307)
                                                  --------           --------                     -------
Maintenance at Company-owned
  generating plants.......................           9,048              5,204                       3,844     (3)
Other.....................................          19,559             19,625                         (66)
                                                  --------           --------                     -------
   Total maintenance expense..............          28,607             24,829                       3,778
                                                  --------           --------                     -------
      Total other operations and
        maintenance expense...............        $121,097           $119,626                     $ 1,471
                                                  ========           ========                     =======

     Other operations and maintenance expense increased $5.5 million for the twelve months ended September 30, 1999 compared to the same period last year due to increased maintenance expense of $3.6 million and increased operations expense of $1.8 million, as follows (In thousands):

Twelve Months Ended September 30:                1999               1998                 Increase/(Decrease)
--------------------------------                 ----                ----                -------------------
All employee bonus plan...................        $  5,606           $  2,200                     $ 3,406
Palo Verde operations expense.............          35,131             32,641                       2,490
Customer accounts expense.................           4,100              1,980                       2,120
Non-nuclear generation expense............           4,943              3,581                       1,362
Regulatory expense........................           2,009              6,953                      (4,944)
Pensions and benefits expense.............          16,375             17,682                      (1,307)    (2)
Other.....................................          63,779             65,071                      (1,292)
                                                  --------           --------                     -------
   Total other operations expense.........         131,943            130,108                       1,835
                                                  --------           --------                     -------
Maintenance at Company-owned
  generating plants.......................          12,081              7,117                       4,964     (3)
Maintenance at Palo Verde.................          14,973             16,313                      (1,340)
Other.....................................          11,679             11,662                          17
                                                  --------           --------                     -------
   Total maintenance expense..............          38,733             35,092                       3,641
                                                  --------           --------                     -------
      Total other operations and
        maintenance expense...............        $170,676           $165,200                     $ 5,476
                                                  ========           ========                     =======


(2) Includes a cumulative 1999 year-to-date adjustment to other postretirement benefits of $3.0 million as a result of a revised actuarial valuation, which was recorded in the third quarter.
(3) Primarily due to scheduled maintenance and overhauls at Company-owned generating plants, including underestimated costs of overhauling a steam generator turbine of $1.4 million and $3.1 million for the nine and twelve months ended September 30, 1999, respectively.

     The New Mexico Settlement charge of $6.3 million for the three, nine and twelve months ended September 30, 1998 represents the write-off of the book value of undercollected fuel revenues in the Company's New Mexico jurisdiction.

     Depreciation and amortization expense was essentially unchanged for the three, nine and twelve months ended September 30, 1999 compared to the same periods last year.

     Taxes other than income taxes were essentially unchanged for the three, nine and twelve months ended September 30, 1999 compared to the same periods last year.

     Other income decreased $2.8 million, $4.4 million and $5.2 million for the three, nine and twelve months ended September 30, 1999, respectively, compared to the same periods last year primarily due to (i) a decrease in investment income of $2.3 million, $3.6 million and $2.8 million, respectively, resulting from the investment of lower levels of cash and a change in investment strategy for decommissioning trust funds; and (ii) a favorable settlement of bankruptcy professional fees of $0.5 million, $1.2 million and $1.5 million in the prior periods, respectively, with no comparable amounts in the current periods. The twelve month decrease was also due to (i) a decrease in gains realized on disposition of non-utility property of $0.6 million; and (ii) increased donations of $0.4 million in 1999 pursuant to the terms of the New Mexico Settlement.

     Interest charges decreased $2.0 million, $4.6 million and $4.9 million for the three, nine and twelve months ended September 30, 1999, respectively, compared to the same periods last year, primarily due to a reduction in outstanding debt as a result of open market purchases and redemptions of the Company's first mortgage bonds.

     Income tax expense increased $0.4 million and decreased $3.2 million and $3.9 million for the three, nine and twelve months ended September 30, 1999, respectively, compared to the same periods last year primarily due to changes in pretax income and certain permanent differences.

     Extraordinary loss on repurchases of debt of $2.1 million, $3.3 million and $3.3 million for the three, nine and twelve months ended September 30, 1999, respectively, net of income tax benefit of $1.3 million, $2.1 million and $2.1 million, represents the payment of premiums on debt repurchased and the recognition of unamortized issuance expenses on that debt with no comparable amounts for the same periods ended in 1998.

     Extraordinary gain on discharge of debt of $3.3 million for the twelve months ended September 30, 1999, net of income tax expense of $2.1 million, represents unclaimed and undistributed funds designated for the payment of preconfirmation claims which reverted to the Company pursuant to the Company's Fourth Amended Plan of Reorganization, with no comparable amount for the same period ended in 1998.

     The Company has an Energy Services Business Unit (the "ESBU") which began developing energy efficient products and services in 1997. The ESBU offers customers pricing options, as well as value-added products and services designed to give them greater value for the kWh purchased from the Company. The revenues and expenses related to the operations of the ESBU have not been material to date.

                            Year 2000 Preparedness

     The Company faces the same concerns regarding the transition to the Year 2000 ("Y2K") as virtually all other companies. During the Y2K transition, computer hardware and software, or equipment with embedded computer chips, may encounter the year 2000 and interpret a two-digit year "00" as 1900, instead of 2000. As a result, equipment and applications that are date sensitive may not properly calculate information or otherwise may not function as intended. Because the Y2K challenge, if not addressed, could directly affect the Company's service reliability, the Company considers it to be of the highest priority.
The Company's Y2K mission statement is to "provide for the safe, continuous operation of EPE's electric and business systems during the Y2K transition period."

     The North American Electric Reliability Council (the "NERC") has defined "mission-critical" systems or applications as those "whose misoperation could directly contribute toward the loss of a 50 MW or larger generating resource, the loss of a transmission facility, or interruption of system load." Mission-critical systems and applications have received top priority. As reported to the NERC on June 30, 1999, the Company believes all of its mission-critical systems and applications, as defined above, are suitable for continued use into the Year 2000 ("Y2K ready"). The Company's assessment of its mission-critical systems and applications as Y2K ready was endorsed by the receipt of a "level 3" rating from the Department of Energy (the "DOE"), as discussed below. Substantially all other systems and applications are scheduled to be Y2K ready by December 31, 1999.

     In June 1999, the Company conducted a live, integrated test of its primary control and local generating facilities, including the Company's energy management system computer and local power plant and key substation equipment. Internal clocks for equipment included in the test were synchronously forwarded to roll over into the year 2000 and typical, individual operations were then performed to verify that the equipment will operate as expected in a year 2000 environment. All devices handled the rollover without incident and all commands sent from the control computer to remote equipment were executed properly.

     The integrated test was observed by an assessment team of engineers on behalf of the DOE. Following the test, the DOE team issued the Company a "level 3" rating regarding its state of Y2K readiness, asserting that the Company's mission-critical systems and applications will be Y2K ready by December 31, 1999. Level 3 is the most favorable rating that could be issued and was based not only on the successful integrated test, but also on the DOE team's review of documentation, interviews with Company personnel and observance of a rerunning of embedded chip tests for digitally-controlled relays. DOE teams initially reviewed 36 utilities in North America in order to better predict an overall state of readiness, and are currently reviewing an additional 20 utilities.

     On September 8, 1999, the Company participated in a NERC-sponsored drill. The primary purposes for the drill were to (i) test responses to the simulated loss of various modes of voice and data communication and (ii) to practice electric-system personnel field deployment and procedures under the Company's Y2K Operational Contingency Plan. During the drill, the Company successfully operated its electric system under these simulated conditions. In addition to the drill, the Company's computers successfully transitioned into one of the industry's high priority testing dates (9/9/99) without incident.

     The Company began addressing the Y2K issue during the last quarter of 1996 with a program consisting of four major phases: inventory, assessment, remediation and testing for Y2K readiness. This readiness process was recommended by the NERC. For its mission-critical equipment and applications, the Company believes it has completed each of these phases. For its non-critical equipment and applications, the Company believes it is 100% complete with inventory and assessment and 93% complete with remediation/testing. Overall, the Company believes it is currently 98% complete with the four-phase process.

     The Company is actively participating in Y2K planning sessions with other Western System Coordinating Council ("WSCC") members due to the interrelated nature of the Company's electric system and those of other neighboring utilities. WSCC utilities comprise the western United States electric "grid." The Company is monitoring the Y2K readiness status of Palo Verde and Four Corners power plants, in which the Company has partial ownership. These plants are operated by Arizona Public Service Company ("APS"). APS has reported to the NERC regarding Palo Verde and Four Corners and to the Nuclear Regulatory Commission regarding Palo Verde that the mission-critical facilities at each plant are now Y2K ready.

     In addition, the Company has essentially completed assessment of and continues to monitor financial institutions and critical suppliers to verify their respective states of readiness for the Y2K transition. The Company has provided Y2K information to its customers and community through a public outreach program, and has contacted large industrial customers to ascertain their plans for the transition period.

     Given the complex nature and uncertainties of the Y2K issue, the Company cannot absolutely assure that it will not experience some outages or operational failures during the Y2K transition period. Further, there are no guarantees that all vendor representations obtained by the Company will prove to be entirely accurate or that testing and remediation procedures employed by the Company will identify and correct 100% of potential Y2K-related problems. There remains a chance that on January 1, 2000 some equipment will not function properly. Therefore, the Company has prepared a Y2K Operational Contingency Plan. The Company has always prepared for unexpected outages of its facilities (resulting from storms and other natural disasters and failures). Consequently, the Company's existing Emergency Procedure Manual forms the basis for the Company's Y2K Operational Contingency Plan. Procedures to deal with an array of scenarios resulting from the singular or simultaneous failure(s) of elements or systems during the Y2K transition period have also been developed. The Company's Y2K Operational Contingency Plan for its electric system was completed in June 1999 and updated in October 1999. The Company has also completed a Y2K Business Continuity Plan for its key business systems and processes.

     Failure by the Company to meet the challenges of the Y2K issue could have serious consequences. A malfunction in a system affecting the generation, transmission or distribution of energy to the Company's customers, whether caused by a problem with one of the Company's systems or a system operated by a third party, could result in a disruption of service. The severity and cost of the problem would depend on numerous factors, including the scope and duration of any such disruption. If the disruption is severe enough, the Company's operations and financial condition could be adversely affected, the extent of which cannot be predicted. However, given the completion of all mission-critical readiness activities, the successful integrated test of the primary control equipment on the Company's electric system, and the independent verification by the DOE team regarding the Company's state of readiness, the Company does not believe that significant adverse impacts as a result of the Y2K issue are likely to occur.

     The Company has expensed substantially all costs of its Y2K program. Through September 30, 1999, the Company's expenditures on the Y2K program have been predominantly related to internal labor, diagnostic tools, remediations, server upgrades and consultation costs totaling approximately $2.9 million. Costs associated with hardware and software replacements and other technology "refresh" programs that may also remediate non-ready equipment and applications have not been included in the Company's accounting of Y2K expenses. These activities are considered to have been undertaken as part of the normal course of business. Future Y2K expenses, to be incurred through the end of the project, are not expected to exceed an additional $1.1 million and will predominantly include costs for consultation, independent verification, documentation, business continuity planning and event management. Approximately half of all the Company's Y2K program expenses are expected to be internal labor costs.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risk due to changes in interest rates, equity prices and commodity prices. See the Company's 1998 Form 10-K, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," for a complete discussion of the market risks faced by the Company and the Company's market risk sensitive assets and liabilities. As of September 30, 1999, there have been no material changes in the market risks faced by the Company or the fair values of assets and liabilities disclosed in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in the Company's 1998 Form 10-K.

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


                                       EL PASO ELECTRIC COMPANY


                                  By:  /s/ Gary R. Hedrick
                                     -----------------------------------
                                      Gary R. Hedrick
                                      Vice President, Chief Financial
                                          Officer and Treasurer
                                      (Duly Authorized Officer and
                                          Principal Financial Officer)


Dated:  November 12, 1999

                           EL PASO ELECTRIC COMPANY

                               INDEX TO EXHIBITS

   Exhibit
   Number                              Exhibit
   -------                             -------

    +10.10 Directors' Restricted Stock Award Agreement between the Company and certain directors of the Company. (Exhibit 10.07 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

     10.11      Stock Option Agreement, dated as of October 1, 1999, with Wilson
                K. Cadman. (Identical in all material respects to Exhibit 10.08 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

     11         Statement re Computation of Per Share Earnings

     15         Letter re Unaudited Interim Financial Information

     27         Financial Data Schedule (EDGAR filing only)

      + In lieu of non-employee director compensation, agreements substantially identical in all material respects to this Exhibit have been entered into with Patricia Z. Holland-Branch and Charles Yamarone, directors of the Company.