Form 10-K
period 1999-12-31
EL PASO ELECTRIC CO /TX/
filed 2000-03-22
CIK 31978

================================================================================

                                   Form 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               ________________

(Mark One)
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES    X     NO _____
                                               -----

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. YES   X   NO _____
                          -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     As of March 10, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was $522,578,682.

     As of March 10, 2000, there were 54,778,810 shares of the Company's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement for the 2000 annual meeting of its shareholders are incorporated by reference into Part III of this report.

================================================================================

                                   DEFINITIONS

         The following abbreviations, acronyms or defined terms used in this report are defined below:

             Abbreviations,
        Acronyms or Defined Terms                                        Terms
        -------------------------                                        -----
Agreed Order..............................       Agreed Order of the Texas Commission entered August 30, 1995 implementing certain provisions of the Texas Rate Stipulation
ANPP Participation Agreement..............       Arizona Nuclear Power Project Participation Agreement dated August 23,
                                                   1973, as amended
APS.......................................       Arizona Public Service Company
CFE.......................................       Comision Federal de Electricidad de Mexico, the national electric utility of Mexico
Common Plant or Common Facilities.........       Facilities at or related to Palo Verde that are common to all three
                                                    Palo Verde Units
Company...................................       El Paso Electric Company
DOE.......................................       United States Department of Energy
DSM.......................................       Demand-Side Management
ESBG......................................       The Company's Energy Services Business Group
FERC......................................       Federal Energy Regulatory Commission
Four Corners..............................       Four Corners Generating Station
Freeze Period.............................       Ten-year period beginning August 2, 1995, during which base rates for most Texas retail customers are expected to remain frozen pursuant to the Texas Rate Stipulation
IID.......................................       Imperial Irrigation District, an irrigation district in southern
                                                   California
IRP.......................................       Integrated Resource Plan
kV........................................       Kilovolt(s)
kW........................................       Kilowatt(s)
kWh.......................................       Kilowatt-hour(s)
Las Cruces................................       City of Las Cruces, New Mexico
MW........................................       Megawatt(s)
MWh.......................................       Megawatt-hour(s)
New Mexico Commission.....................       New Mexico Public Utility Commission or its successor, New Mexico
                                                   Public Regulation Commission
New Mexico Restructuring Law..............       New Mexico Electric Utility Industry Restructuring Act of 1999
New Mexico Settlement Agreement...........       Stipulation and Settlement Agreement in Case No. 2722, between the
                                                   Company, the New Mexico Attorney General, the New Mexico Commission
                                                   staff and most other parties to the Company's rate proceedings, excluding Las Cruces, before the New Mexico Commission providing for a 30-month moratorium on rate increases or decreases and other matters
NRC.......................................       Nuclear Regulatory Commission
OPC.......................................       Texas Office of Public Utility Counsel
Palo Verde................................       Palo Verde Nuclear Generating Station
Palo Verde Participants...................       Those utilities who share in power and energy entitlements, and bear certain allocated costs, with respect to Palo Verde pursuant to the
                                                   ANPP Participation Agreement
PNM.......................................       Public Service Company of New Mexico
SFAS......................................       Statement of Financial Accounting Standards
SPS.......................................       Southwestern Public Service Company
TEP.......................................       Tucson Electric Power Company
Texas Commission..........................       Public Utility Commission of Texas
Texas Rate Stipulation....................       Stipulation and Settlement Agreement in Texas Docket 12700, between the
                                                   Company, the City of El Paso, the OPC and most other parties to the
                                                   Company's rate proceedings before the Texas Commission providing for a ten-year rate freeze and other matters
Texas Restructuring Law...................       Texas Public Utility Regulatory Act Chapter 39, Restructuring of the
                                                   Electric Utility Industry
Texas Settlement Agreement................       Settlement Agreement in Texas Docket 20450, between the Company, the
                                                   City of El Paso and various parties providing for a reduction of the
                                                   Company's jurisdictional base revenue and other matters
TNP.......................................       Texas-New Mexico Power Company

                                      (i)

                               TABLE OF CONTENTS

Item                             Description                               Page
----                             -----------                               ----
                                    PART I
    1    Business.........................................................    1
    2    Properties.......................................................   20
    3    Legal Proceedings................................................   20
    4    Submission of Matters to a Vote of Security Holders..............   22

                                    PART II

    5    Market for Registrant's Common Equity and Related Stockholder
            Matters.......................................................   23
    6    Selected Financial Data..........................................   25
    7    Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................   26
   7A    Quantitative and Qualitative Disclosures About Market Risk.......   33
    8    Financial Statements and Supplementary Data......................   35
    9    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure.......................................   77

                                   PART III

   10    Directors and Executive Officers of the Registrant...............   77
   11    Executive Compensation...........................................   77
   12    Security Ownership of Certain Beneficial Owners and Management...   77
   13    Certain Relationships and Related Transactions...................   77

                                    PART IV

   14    Exhibits, Financial Statement Schedules and Reports on Form 8-K..   77

                                     (ii)

                                    PART I

Item 1.  Business

                                    General

     El Paso Electric Company is a public utility engaged in the generation, transmission and distribution of electricity in an area of approximately 10,000 square miles in west Texas and southern New Mexico. The Company also serves wholesale customers in Texas, New Mexico, California and Mexico. The Company owns or has significant ownership interests in five electrical generating facilities providing it with a total capacity of approximately 1,500 MW. For the year ended December 31, 1999, the Company's energy sources consisted of approximately 55% nuclear fuel, 33% natural gas, 8% coal and 4% purchased power.

     The Company serves approximately 298,000 residential, commercial, industrial and wholesale customers. The Company distributes electricity to retail customers principally in El Paso, Texas and Las Cruces, New Mexico (representing approximately 58% and 8%, respectively, of the Company's revenues for the year ended December 31, 1999). In addition, the Company sells electricity to wholesale customers, including Texas-New Mexico Power Company and the Imperial Irrigation District. Through 1998, the Company also made wholesale sales to the Comision Federal de Electricidad de Mexico. Principal industrial and other large customers of the Company include steel production, copper and oil refining, garment manufacturing concerns and United States military installations, including the United States Army Air Defense Center at Fort Bliss in Texas and White Sands Missile Range and Holloman Air Force Base in New Mexico.

     The Company's Energy Services Business Group began developing energy efficient products and services in 1997. The ESBG offers customers value-added products and services that give them greater value for the kWh purchased from the Company.

     The Company's principal offices are located at Kayser Center, 100 North Stanton, El Paso, Texas 79901 (telephone 915-543-5711). The Company was incorporated in Texas in 1901. As of February 25, 2000, the Company had approximately 1,000 employees, 30% of whom are covered by a collective bargaining agreement. The collective bargaining agreement between the Company and the International Brotherhood of Electrical Workers Local 960 ("Local 960") expires on June 15, 2000. Local 960 represents approximately 300 of the Company's employees working primarily in the power plants, substations and line crews. The parties will exchange proposals as early as April 15, 2000 and will begin contract negotiations in May 2000. The Company cannot predict the outcome of these negotiations.

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

     The NRC has granted facility operating licenses and full power operating licenses for Palo Verde Units 1, 2 and 3, which expire in 2024, 2025 and 2027, respectively. In addition, the Company is separately licensed by the NRC to own its proportionate share of Palo Verde.

     Pursuant to the ANPP Participation Agreement, the Palo Verde Participants share costs and generating entitlements in the same proportion as their percentage interests in the generating units, and each participant is required to fund its proportionate share of fuel, other operations, maintenance and capital costs. The Company's total monthly share of these costs was approximately $6.9 million in 1999. The ANPP Participation Agreement provides that if a participant fails to meet its payment obligations, each non-defaulting participant shall pay its proportionate share of the payments owed by the defaulting participant.

     Decommissioning. Pursuant to the ANPP Participation Agreement and federal law, the Company must fund its share of the estimated costs to decommission Palo Verde Units 1, 2 and 3, including the Common Facilities, over their estimated useful lives of 40 years (to 2024, 2025 and 2027, respectively). The Company's funding requirements are determined periodically based upon engineering cost estimates performed by outside engineers retained by APS.

     In December 1998, the Palo Verde Participants approved an updated decommissioning study. The 1998 study determined that the Company will have to fund approximately $280.5 million (stated in 1998 dollars) to cover its share of decommissioning costs. Cost estimates for decommissioning have increased with each study. The previous cost estimate from a 1995 study determined that the Company would have to fund approximately $229 million (stated in 1995 dollars). The 1998 estimate reflects a 22% increase from the 1995 estimate primarily due to increases in estimated costs for spent fuel storage after operations have ceased. See "Spent Fuel Storage" below.

     Although the 1998 study was based on the latest available information, there can be no assurance that decommissioning cost estimates will not continue to increase in the future or that regulatory requirements will not change. In addition, until a new low-level radioactive waste repository opens and operates for a number of years, estimates of the cost to dispose of low-level radioactive waste are subject to significant uncertainty. The decommissioning study is updated every three years and a new study is expected to be completed in 2001. See "Disposal of Low-Level Radioactive Waste" below.

     The Company will recover its current decommissioning cost estimates through its existing rates during the Freeze Period, and thereafter under the provisions of the Texas Restructuring Law. The rate freeze under the Texas Rate Stipulation and the rate reduction under the Texas Settlement Agreement preclude the Company from seeking a rate increase in Texas to recover increases in decommissioning cost estimates during the Freeze Period. See "Regulation - Texas Regulatory Matters - Deregulation" for further discussion.

     Prior to the start of competition in New Mexico, the Company will continue to collect 100% of its decommissioning cost estimates under the New Mexico Settlement Agreement. Under the New Mexico Restructuring Law, however, the New Mexico Commission could effectively reduce the Company's recovery of its decommissioning costs. See " Regulation - New Mexico Regulatory Matters - Deregulation" for further discussion.

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

     The projected service lives of the units' steam generators are reassessed by APS periodically in conjunction with inspections made during scheduled outages of the Palo Verde units. In 1997, the Palo Verde Participants unanimously approved the purchase of one set of spare steam generators for delivery in September 2002. In December 1999, the Palo Verde Participants unanimously approved installation of the new steam generators in Unit 2. The Company's portion of total costs associated with construction and installation of new steam generators in Unit 2, including replacement power costs, is currently estimated not to exceed $44 million. APS has also stated that, based on the latest available data, it estimates that the steam generators in Units 1 and 3 should operate for their designated lives of 40 years. However, APS is reassessing whether it is economically desirable to replace the steam generators in Units 1 and 3. Such replacements would also require the unanimous approval of the Palo Verde Participants.

     The Texas Rate Stipulation precludes the Company from seeking a rate increase during the Freeze Period to recover additional capital costs associated with the replacement of steam generators. The Company cannot recover these costs through regulated rates in New Mexico since generation and power supply are currently scheduled to become a competitive function in January 2001 under the New Mexico Restructuring Law. Finally, the Company cannot assure that it will be able to recover these capital costs through its wholesale power rates or its competitive retail rates that become applicable after the start of competition. See also Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview."

     Spent Fuel Storage. In June 1999, APS requested approval from the NRC to use more of the space in the existing spent fuel storage facilities at Palo Verde. The NRC approved this request on March 2, 2000. As a result, the spent fuel storage facilities will have sufficient capacity to store all fuel expected to be discharged from normal operation of all three Palo Verde units through 2003. Alternative on-site storage facilities are currently being constructed to supplement existing facilities. Spent fuel will be removed from the original facilities as necessary and placed in special storage casks which will be stored at the new facilities until accepted by the DOE for permanent disposal. The alternative facilities will be built in stages to accommodate casks on an as needed basis and are expected to be available for use by the end of 2002.

     Pursuant to the Nuclear Waste Policy Act of 1982, as amended in 1987 (the "Waste Act"), the DOE is legally obligated to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by all domestic power reactors. In accordance with the Waste Act, the DOE entered into a spent nuclear fuel contract with the Company and all other Palo Verde Participants. In

November 1989, the DOE reported that its spent nuclear fuel disposal facilities would not be in operation until 2010. Subsequent judicial decisions required the DOE to start accepting spent nuclear fuel by January 31, 1998. The DOE did not meet that deadline, and the Company cannot currently predict when spent fuel shipments to the DOE's permanent disposal site will commence. The 1998 decommissioning study assumes that only 14 of 333 spent fuel casks will have been removed from Palo Verde by 2037 when title to the remaining spent fuel is assumed to be transferred to the DOE. In January 1997, the Texas Commission established a project to evaluate what, if any, action it should take with regard to payments made to the DOE for funding of the DOE's obligation to start accepting spent nuclear fuel by January 31, 1998. After receiving initial comments, no further action has been taken on the project.

     In July 1998, APS filed, on behalf of all Palo Verde Participants, a petition for review with the United States Court of Appeals for the District of Columbia Circuit seeking confirmation that findings by the Circuit Court in a prior case brought by Northern States Power regarding the DOE's failure to comply with its obligation to begin accepting spent nuclear fuel would apply to all spent nuclear fuel contract holders. The Circuit Court held APS' petition in abeyance pending the United States Supreme Court's decision to review the Northern States Power case. In November 1998, the Supreme Court denied review of this case. The Circuit Court subsequently dismissed APS' petition after the Circuit Court issued clarifying orders essentially granting the relief sought by APS. APS is monitoring pending litigation between the DOE and other nuclear operators before initiating further legal proceedings or other procedural measures on behalf of the Palo Verde Participants to enforce the DOE's statutory and contractual obligations. The Company is unable to predict the outcome of these matters at this time.

     The Company expects to incur significant spent fuel storage costs during the life of Palo Verde that it believes are the responsibility of the DOE. These costs will be expensed as incurred until an agreement is reached with the DOE for recovery of these costs. However, the Company cannot predict when, if ever, these additional costs will be recovered from the DOE.

     Disposal of Low-Level Radioactive Waste. Congress has established requirements for the disposal by each state of low-level radioactive waste generated within its borders. Arizona, California, North Dakota and South Dakota have entered into a compact (the "Southwestern Compact") for the disposal of low-level radioactive waste. California will act as the first host state of the Southwestern Compact, and Arizona will serve as the second host state. The construction and opening of the California low-level radioactive waste disposal site in Ward Valley has been delayed due to extensive public hearings, disputes over environmental issues and review of technical issues related to the proposed site. Palo Verde is projected to undergo decommissioning during the period in which Arizona will act as host for the Southwestern Compact. However, the opposition, delays, uncertainty and costs experienced in California demonstrate possible roadblocks that may be encountered when Arizona seeks to open its own waste repository.

     Liability and Insurance Matters. The Palo Verde Participants have public liability insurance against nuclear energy hazards up to the full limit of liability under federal law. The insurance consists of $200 million of primary liability insurance provided by commercial insurance carriers, with the balance being provided by an industry-wide retrospective assessment program, pursuant to which industry participants would be required to pay an assessment to cover any loss in excess of $200 million. Effective August 1998, the maximum assessment per reactor for each nuclear incident is approximately $90.7 million, subject to an annual limit of $10 million per incident. Based upon the Company's 15.8% interest in Palo Verde, the Company's maximum potential assessment per incident is approximately $43.0 million for all three units with an annual payment limitation of approximately $4.7 million.

     The Palo Verde Participants maintain "all risk" (including nuclear hazards) insurance for damage to, and decontamination of, property at Palo Verde in the aggregate amount of $2.75 billion, a substantial portion of which must first be applied to stabilization and decontamination. Finally, the Company has obtained insurance against a portion of any increased cost of generation or purchased power which may result from an accidental outage of any of the three Palo Verde units if the outage exceeds 12 weeks.

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

Transmission and Distribution Lines and Agreements

     The Company owns or has significant ownership interests in four major 345 kV transmission lines, three 500 kV lines in Arizona, and owns the distribution network within its retail service area. The Company is also a party to various transmission and power exchange agreements that, together with its owned transmission lines, enable the Company to obtain its energy entitlements from its remote generation sources at Palo Verde and Four Corners. Pursuant to standards established by the North American Electric Reliability Council, the Company operates its transmission system in a way that allows it to maintain complete system integrity in the event of any one of these transmission lines being out of service.

     Springerville-Diablo Line. The Company owns a 310-mile, 345 kV transmission line from TEP's Springerville Generating Plant near Springerville, Arizona, to the Luna Substation near Deming, New Mexico, and to the Diablo Substation near Sunland Park, New Mexico, providing an interconnection with TEP for delivery of the Company's generation entitlements from Palo Verde and, if necessary, Four Corners.

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

Environmental Matters

     The Company is subject to regulation with respect to air, soil and water quality, solid waste disposal and other environmental matters by federal, state and local authorities. These authorities govern current facility operations and exercise continuing jurisdiction over facility modifications. Environmental regulations can change rapidly and are difficult to predict. Substantial expenditures may be required to comply with these regulations. The Company analyzes the costs of its obligations arising from environmental matters on an ongoing basis, and management believes it has made adequate provision in its financial statements to meet such obligations. However, unforeseen expenses associated with compliance could have a material adverse effect on the future operations and financial condition of the Company.

                             Construction Program

     The Company has no current plans to construct any new generating facilities to serve retail customers through at least 2004. Utility construction expenditures reflected in the following table consist primarily of expanding and updating the electric transmission and distribution systems, and the cost of improvements at and the purchase and installation of new steam generators for Palo Verde. The Company's estimated cash construction costs for 2000 through 2003 are approximately $252 million. Actual costs may vary from the construction program estimates shown. Such estimates are reviewed and updated periodically to reflect changed conditions.

                    By Year (1)                          By Function
                   (In millions)                        (In millions)
          -------------------------------      -----------------------------

          2000.....................  $ 60      Production (1).........   $ 90
          2001.....................    63      Transmission...........     16
          2002.....................    64      Distribution...........    101
          2003.....................    65      General................     45
                                     ----                                ----
            Total..................  $252        Total................   $252
                                     ====                                ====

          _____________
          (1) Does not include acquisition costs for nuclear fuel. See "Energy Sources - Nuclear Fuel."

                                Energy Sources

General

     The following table summarizes the percentage contribution of nuclear fuel, natural gas, coal and purchased power to the total kWh energy mix of the
Company:

                                                           Years Ended December 31,
                                                       -------------------------------
                       Power Source                      1999       1998        1997
                                                       --------   --------    --------
  Nuclear fuel.......................................        55%        52%         53%
  Natural gas........................................        33         35          34
  Coal...............................................         8          7           6
  Purchased power....................................         4          6           7
                                                          -----      -----       -----
    Total............................................       100%       100%        100%
                                                          =====      =====       =====

     Allocated fuel and purchased power costs are generally passed through directly to customers in Texas pursuant to applicable regulations. Historical fuel costs and revenues are reconciled periodically in proceedings before the Texas Commission to determine whether a refund or surcharge based on such historical costs and revenues is necessary. Prior to the New Mexico Settlement Agreement, the Company was required to make annual filings reconciling the revenues collected under its New Mexico fixed fuel factor with its New Mexico fuel and purchased power expenses. As a result of the New Mexico Settlement Agreement, the fixed fuel factor has been incorporated into base rates. See "Regulation - Texas Regulatory Matters" and "- New Mexico Regulatory Matters."

Nuclear Fuel

     The Company has contracts for uranium concentrates which should be sufficient to meet the Company's share of Palo Verde's operational requirements through 2002. The Palo Verde Participants have contracted for sufficient conversion services to provide for plant needs through 2000, but need to contract for additional conversion services for 2001 and beyond. APS, as operating agent for Palo Verde, expects that these services will be available on the spot market or, alternatively, through long-term contract arrangements. The Palo Verde Participants have an enrichment services contract which runs through 2002, with an option for five additional years.

     Nuclear Fuel Financing. Pursuant to the ANPP Participation Agreement, the Company owns an undivided interest in nuclear fuel purchased in connection with Palo Verde. The Company has available a total of $100 million under a revolving credit facility that provides for both working capital and up to $70 million for the financing of nuclear fuel. At December 31, 1999, approximately $48.3 million had been drawn to finance nuclear fuel. This financing is accomplished through a trust that borrows under the facility to acquire and process the nuclear fuel. The Company is obligated to repay the trust's borrowings with interest and has secured this obligation with First Mortgage Collateral Series Bonds. In the Company's financial statements, the assets and liabilities of the trust are reported as assets and liabilities of the Company.

Natural Gas

     In 1999, the Company's natural gas requirements at the Rio Grande Power Station were met with both short-term and long-term natural gas purchases from various suppliers. Interstate gas is delivered under a firm ten-year transportation agreement, which expires in 2001 with extension provisions through 2005. Based on the current availability of economical and reliable market natural gas supplies, the Company anticipates it will continue to purchase natural gas at market prices on a monthly basis for a portion of the fuel needs for the Rio Grande Power Station for the near term. To complement these monthly purchases in 2000, the Company has entered into a one-year fixed-price gas supply contract. The Company will continue to evaluate the availability of short-term natural gas supplies versus long-term supplies to maintain a reliable and economical supply for the Rio Grande Power Station.

     In 1999, natural gas for the Newman and Copper Power Stations was supplied primarily pursuant to a five-year intrastate natural gas contract which became effective January 1, 1997 and expires December 31, 2001. Natural gas was also provided to the Newman and Copper Power Stations pursuant to a similar long-term interstate natural gas contract which supplements the intrastate contract and also expires on December 31, 2001. To complement these long-term contracts, the Company also evaluates and procures short-term natural gas supplies at market prices to maintain a reliable and economical supply for the Newman and Copper Power Stations.

Coal

     APS, as operating agent for Four Corners, purchases Four Corners' coal requirements from a supplier with a long-term lease of coal reserves owned by the Navajo Nation. Based upon information from APS, the Company believes that Four Corners has sufficient reserves of coal to meet the plant's operational requirements for its useful life.

     In 1999, upon final review of a study conducted by an outside engineering firm, the Company reduced its estimated final reclamation and coal mine closure liability related to the Company's interest in Four Corners from $14.8 million to $8.2 million. The $6.6 million adjustment was recorded as a reduction of energy expenses in the fourth quarter of 1999.

Purchased Power

     To supplement its own generation and operating reserves, the Company engages in firm and non-firm power purchase arrangements which may vary in duration and amount based on evaluation of the Company's resource needs and economics of the transactions.

                             Operating Statistics

                                                                            Years Ended December 31,
                                                                    -----------------------------------------
                                                                       1999            1998           1997
                                                                    ----------      ----------     ----------
Operating revenues (In thousands):
  Retail:
    Residential.................................................    $  164,524      $  173,215     $  172,917
    Commercial and industrial, small............................       175,924         174,729        173,318
    Commercial and industrial, large............................        59,497          62,450         64,468
    Sales to public authorities.................................        80,393          82,360         82,278
                                                                    ----------      ----------     ----------
      Total retail..............................................       480,338         492,754        492,981
                                                                    ----------      ----------     ----------
  Wholesale:
    Sales for resale............................................        49,441          82,396         83,448
    Economy sales...............................................        32,523          20,167         10,612
                                                                    ----------      ----------     ----------
      Total wholesale...........................................        81,964         102,563         94,060
                                                                    ----------      ----------     ----------
  Other.........................................................         8,167           6,506          4,980
                                                                    ----------      ----------     ----------
        Total operating revenues................................    $  570,469      $  601,823     $  592,021
                                                                    ==========      ==========     ==========
Number of customers (End of year):
  Residential...................................................       266,627         260,356        254,348
  Commercial and industrial, small..............................        27,274          26,396         25,900
  Commercial and industrial, large..............................           124             117            115
  Other.........................................................         3,957           3,867          3,811
                                                                    ----------      ----------     ----------
        Total...................................................       297,982         290,736        284,174
                                                                    ==========      ==========     ==========
Average annual kWh use per residential customer.................         6,268           6,291          6,285
                                                                    ==========      ==========     ==========

Energy supplied, net, kWh (In thousands):
  Generated.....................................................     8,392,890       8,586,098      8,186,187
  Purchased and interchanged....................................       328,225         478,396        617,651
                                                                    ----------      ----------     ----------
        Total...................................................     8,721,115       9,064,494      8,803,838
                                                                    ==========      ==========     ==========
Energy sales, kWh (In thousands):
  Retail:
    Residential.................................................     1,653,859       1,621,436      1,587,733
    Commercial and industrial, small............................     1,943,120       1,891,703      1,834,953
    Commercial and industrial, large............................     1,133,751       1,314,428      1,271,449
    Sales to public authorities.................................     1,135,438       1,120,654      1,090,312
                                                                    ----------      ----------     ----------
      Total retail..............................................     5,866,168       5,948,221      5,784,447
                                                                    ----------      ----------     ----------
  Wholesale:
    Sales for resale............................................       905,975       1,757,880      1,897,885
    Economy sales...............................................     1,497,880         888,708        640,017
                                                                    ----------      ----------     ----------
      Total wholesale...........................................     2,403,855       2,646,588      2,537,902
                                                                    ----------      ----------     ----------
        Total energy sales......................................     8,270,023       8,594,809      8,322,349
  Losses and Company use........................................       451,092         469,685        481,489
                                                                    ----------      ----------     ----------
        Total...................................................     8,721,115       9,064,494      8,803,838
                                                                    ==========      ==========     ==========
Native system:
  Peak load, kW.................................................     1,159,000       1,167,000      1,122,000
  Net generating capacity for peak, kW..........................     1,500,000       1,500,000      1,500,000
  Load factor...................................................          62.5%           63.1%          64.0%
                                                                    ==========      ==========     ==========
Total system:
  Peak load, kW.................................................     1,287,000       1,439,000      1,442,000
  Net generating capacity for peak, kW..........................     1,500,000       1,500,000      1,500,000
  Load factor...................................................          62.9%           64.3%          64.0%
                                                                    ==========      ==========     ==========

                                  Regulation

General

     In 1999, both Texas and New Mexico enacted electric utility industry restructuring laws requiring competition in certain functions of the industry and ultimately in the Company's service area. The New Mexico Restructuring Law currently requires competition to begin on January 1, 2001. The Company believes the New Mexico Commission may delay the start of competition, but cannot predict the length of such delay, if any. Under the Texas Restructuring Law, the Company's Texas service area is exempt from competition until the expiration of the Freeze Period, currently scheduled to terminate in August 2005.

     The Company is working to become more competitive in response to these new restructuring laws as well as other regulatory, economic and technological changes occurring throughout the industry. Deregulation of the production of electricity and related services and increasing customer demand for lower priced electricity and other energy services have accelerated the industry's movement toward more competitive pricing and cost structures. These competitive pressures could result in the loss of customers and diminish the ability of the Company to fully recover its investment in generation assets. This issue is particularly important to the Company because its rates are significantly higher than national and regional averages. As a result of the initiation of deregulation in New Mexico and other portions of Texas, the Company may face increasing pressure on its retail rates and its rate freeze under the Texas Rate Stipulation. The Company's results of operations and cash flows may be adversely affected if it cannot maintain its current retail rates.

     The Company is particularly concerned with the ultimate recoverability of "stranded costs," or costs previously found by regulatory authorities to be reasonable and prudent, but which are higher than would be recovered under immediate, full competition. At the federal level, the FERC has announced, through a formal rulemaking, its intention to allow 100% recovery of all legitimate verifiable stranded costs attributable to FERC jurisdictional customers. The Texas Restructuring Law exempts the Company's Texas service area from retail competition, and preserves rates at their current levels, until the end of its Freeze Period. The Company is prohibited from recovering stranded costs or costs of transition to competition beyond the Freeze Period.

     Under the New Mexico Restructuring Law, the New Mexico Commission may limit the Company's recovery of its stranded costs. The New Mexico Restructuring Law also allows for recovery of prudent costs related to transition to competition. See "New Mexico Regulatory Matters - Deregulation" below.

Texas Regulatory Matters

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

     Deregulation. The Texas Restructuring Law requires an electric utility to separate its business activities into a power generation company, a retail electric provider, and a transmission and distribution utility by January 1, 2002. The Texas Restructuring Law also requires a utility to separate its customer energy services business from its regulated utility activities by September 1, 2000. A utility may accomplish this separation through creation of nonaffiliated companies, separate affiliated companies owned by a common holding company, or through the sale of assets to third parties. Although the Company is not subject to the Texas restructuring requirements until the expiration of the Freeze Period, the Company is subject to the restructuring requirements of the New Mexico Restructuring Law. See "New Mexico Regulatory Matters - Deregulation" below.

     The Texas Restructuring Law specifically recognizes and preserves the substantial benefits the Company bargained for in its Texas Rate Stipulation and Texas Settlement Agreement. The Texas Restructuring Law exempts the Company's Texas service area from retail competition, and preserves rates at their current levels until the end of its Freeze Period. At the end of the Freeze Period, the Company will be subject to retail competition and will have no further claim for recovery of stranded costs or costs of transition to competition. The Company believes that its continued ability to provide bundled electric service at current rates in its Texas service area will allow the Company to collect its Texas jurisdictional stranded costs and costs of transition to competition.

     Texas Rate Stipulation and Texas Settlement Agreement. The Company's rates for its Texas customers are governed by a rate order entered by the Texas Commission adopting the Texas Rate Stipulation and Agreed Order. The Agreed Order implemented certain provisions of the Texas Rate Stipulation and set rates consistent with the Texas Rate Stipulation. Among other things, under the Texas Rate Stipulation: (i) the Company's base rates for most customers in Texas were fixed for the ten-year Freeze Period which began in August 1995; (ii) the City of El Paso granted the Company a new franchise that extends through the Freeze Period; (iii) the Company retains 75% during the first five years of the Freeze Period and 50% during the remainder of the Freeze Period of (a) the revenues generated by providing third-party transmission services and (b) profit margins from certain off-system power sales; (iv) the Company's reacquisition of the Palo Verde leased assets was deemed to be in the public interest; and (v) all appeals of Texas Commission orders concerning the Company and all outstanding Texas Commission dockets concerning the Company's rates were resolved.

     Neither the Texas Rate Stipulation nor the Agreed Order deprives the Texas regulatory authorities of their jurisdiction over the Company during the Freeze Period. However, the Texas Commission determined in the Agreed Order that the rate freeze is in the public interest and results in just and reasonable rates. Further, the signatories to the Texas Rate Stipulation (other than the OPC and the State of Texas) agreed to not seek to initiate an inquiry into the reasonableness of the Company's rates during the Freeze Period and to support the Company's entitlement to rates at the freeze level throughout the Freeze Period. The Company believes, but cannot assure, that its cost of service will support rates at or above the freeze level throughout the Freeze Period and, therefore, does not believe any attempt to reduce the Company's rates would be successful. However, during the Freeze Period, the Company is precluded from seeking rate increases in Texas, even in the event of increased operating or capital costs. In the event of a merger, the parties to the Texas Rate Stipulation retain all rights provided in the Texas Rate Stipulation, the right to participate as a party in any proceeding related to the merger, and the right to pursue a reduction in rates below the freeze level to the extent of post-merger synergy savings.

     Following the New Mexico Settlement Agreement (see "New Mexico Regulatory Matters - New Mexico Settlement Agreement" below), the Company offered to enter into a comparable agreement in Texas. Based upon that offer, the Company entered into the Texas Settlement Agreement providing for: (i) a total annual jurisdictional base rate reduction of approximately $15.4 million; (ii) reconciliation of approximately $221.2 million of fuel revenues to fuel expenses for the 42-month period ended December 31, 1998, with no disallowance; and (iii) an agreement to use 50% of all Palo Verde performance rewards related to evaluation periods after 1997, when collected, for low-income assistance and for DSM programs, primarily focused on small business customers, through the end of the Freeze Period. The Texas Settlement Agreement was filed with the Texas Commission, the City of El Paso and all other municipalities having jurisdiction. The Texas Commission approved the Texas Settlement Agreement in June 1999.

     Fuel. Pursuant to Texas Commission rules, the Company must periodically make a filing to reconcile the revenues collected from Texas customers under its fixed fuel factor with the actual fuel and purchased power expenses incurred. Differences between revenues collected and expenses incurred during the reconciliation period are subject to a refund (in the case of an overrecovery of fuel costs) or surcharge (in the case of an underrecovery of fuel costs). The Texas Commission staff, local regulatory authorities such as the City of El Paso, and customers are entitled to intervene in a fuel reconciliation proceeding and to challenge the prudence of fuel and purchased power expenses. The Company's fuel expenses for its most recent reconciliation period of July 1995 through December 1998 were approved, with no disallowance, as part of the Texas Settlement Agreement.

     Palo Verde Performance Standards. The Texas Commission established performance standards for the operation of Palo Verde, pursuant to which each Palo Verde unit is evaluated annually to determine whether its three-year rolling average capacity factor entitles the Company to a reward or subjects it to a penalty. There are five performance bands based around a target capacity factor of 70%. The capacity factor is calculated as the ratio of actual generation to maximum possible generation. If the capacity factor, as measured on a station-wide basis for any consecutive 24-month period, should fall below 35%, the Texas Commission could reconsider the rate treatment of Palo Verde, regardless of the provisions of the Texas Rate Stipulation and the Texas Settlement Agreement. The removal of Palo Verde from rate base could have a significant negative impact on the Company's revenues and financial condition. Performance rewards and penalties for the evaluation periods ending in 1997, 1996 and 1995, as well as an agreement regarding disposition of half of any future rewards, were resolved in the Texas Settlement Agreement and the IRP stipulation. The Company has calculated significant performance rewards for the three-year periods ended December 31, 1999 and 1998. However, the ultimate disposition of these rewards is subject to Texas Commission review during the periodic fuel reconciliation proceedings discussed above. Performance rewards are not recorded on the Company's books until a final determination has been ordered by the Texas Commission in a fuel reconciliation proceeding. Performance penalties are recorded when assessed as probable by the Company.

     Integrated Resource Plan. Under Texas law and regulations of the Texas Commission, the Company was required to file an IRP in June 1998. The Company's IRP was the culmination of a lengthy planning process involving the Company, its customers, the Texas Commission, consumer advocates and various special interest groups. The purpose of integrated resource planning was to ensure acquisition of the lowest cost, adequate resources necessary to meet the varied needs of the Company and its customers, and to ensure the equitable allocation and distribution of the benefits of such resource acquisitions and other system benefits to all customer classes. The Company entered into an agreement with all parties with respect to all IRP issues, and a Texas Commission order adopting the agreement was issued in January 1999. Pursuant to the agreement, the Company will meet its resource needs through a combination of short-term purchased power and a DSM program. Pursuant to the IRP, the Company expects to incur DSM expenditures annually of approximately $1.0 million through 2001. Additionally, the Company committed a total of approximately $1.0 million to fund a low-income weatherization and energy efficiency program over a three-year period beginning in 1999. Finally, in response to interest expressed by its customers and encouragement from the Texas Commission and environmental advocates, the Company has committed to the development of renewable resources. Pursuant to the stipulation settling the IRP, the Company has pledged $3.6 million of prior Palo Verde performance rewards, including related interest, collected by the Company as a result of the Texas Settlement Agreement as initial financing for the development of renewable resources. The Company does not believe the IRP agreement will cause it to incur net costs materially in excess of those that would have been incurred in the absence of its IRP. Nevertheless, because of the Texas Rate Stipulation and the Texas Settlement Agreement, the Company will not be able to increase its rates to recover any increase in net costs actually experienced as a result of its IRP. Going forward, the Texas Restructuring Law abolished the requirement for utilities to develop IRPs; therefore, the Company will have no further IRP obligation after December 31, 2001.

New Mexico Regulatory Matters

     The New Mexico Commission has jurisdiction over the Company's rates and services in New Mexico and over certain other activities of the Company, including prior approval of the issuance, assumption or guarantee of securities. The New Mexico Commission's decisions are subject to judicial review. In January 1999, pursuant to a state constitutional amendment passed in 1996, the three-member appointed commission was replaced by an elected commission from five single-member districts, with regulatory responsibility for electricity, gas, water, telecommunications, insurance and securities activities within the state. The Company's New Mexico service area falls entirely within one district. The largest city in the Company's New Mexico service territory is Las Cruces, which in 1999 accounted for approximately 8% of the Company's total revenue.

     Deregulation. The New Mexico Restructuring Law requires the Company to reorganize its present corporate structure, separating its power generation and energy services businesses, which will become competitive, from its transmission and distribution business, which will remain regulated. Originally, utilities were required to file transition plans addressing the various restructuring issues, including the recovery of stranded costs, by March 1, 2000, which was subsequently extended to June 1, 2000. On March 1, 2000, the Company filed the first phase of its transition plan ("Transition Plan-Phase I") with the New Mexico Commission, requesting approval of the Company's proposed corporate reorganization under the New Mexico Restructuring Law. The Company filed its Transition Plan-Phase I early to allow the Company to obtain regulatory and other approvals necessary to complete its corporate separation by the January 1, 2001 deadline under the New Mexico Restructuring Law. The Company proposed to separate its current operations into a power generation subsidiary, a transmission and distribution subsidiary, and an energy services subsidiary, all owned and controlled by a common holding company. The Company will file its Transition Plan-Phase II by June 1, 2000, detailing the Company's proposed processes and procedures to implement customer choice in New Mexico.

     Under the New Mexico Restructuring Law, retail customer choice is currently scheduled to begin January 1, 2001 for public post-secondary educational institutions, public schools and residential and small business customers. Retail customer choice is currently scheduled to begin January 1, 2002 for all other customers. The New Mexico Restructuring Law allows a utility to recover at least 50% of its stranded costs with up to 100% recovery allowed if the New Mexico Commission determines that additional recovery (i) is in the public interest, (ii) is necessary to maintain the utility's financial integrity, (iii) is necessary to continue adequate and reliable service, and (iv) will not cause an increase in rates to residential and small business customers. The New Mexico Restructuring Law, however, includes decommissioning costs as part of stranded costs. Because the New Mexico Restructuring Law defines decommissioning costs as a stranded cost, it is possible that the New Mexico Commission may allow only 50% recovery of decommissioning costs. However, the New Mexico Restructuring Law also specifically provides that nothing in the law should be interpreted as requiring the New Mexico Commission to issue an order which would jeopardize the exclusive use of the external sinking fund method for meeting decommissioning obligations pursuant to federal guidelines. The Company believes this provision requires the full recovery of New Mexico decommissioning requirements over the life of the nuclear asset through a separate non-bypassable wires charge. The Company cannot predict how the New Mexico Commission will ultimately treat this matter.

     The New Mexico Restructuring Law allows the Company to recover reasonable, prudent and unmitigated costs that the Company would not have incurred but for its compliance with the New Mexico Restructuring Law. These transition costs do not include stranded costs, costs the Company can collect under federally approved rates or rates approved by the New Mexico Commission, or any costs the Company would have incurred regardless of the New Mexico Restructuring Law. The Company cannot predict whether the New Mexico Commission will allow the Company to recover all of its transition costs.

     The New Mexico Restructuring Law also allowed the New Mexico Commission to review and either confirm, reject or modify the Company's New Mexico Settlement Agreement. On November 30, 1999, the New Mexico Commission issued a final order finding that the Company's New Mexico Settlement Agreement did not, under the terms of the New Mexico Restructuring Law, constitute a plan or approval for recovery of stranded costs. On December 30, 1999, the Company filed a motion for rehearing requesting the New Mexico Commission to confirm that it would determine the Company's stranded costs by using either (i) the stranded cost recovery formula contained in the New Mexico Restructuring Law, applied to the Company's generation asset values in effect prior to the rate base write-downs contained in the New Mexico Settlement Agreement, or (ii) the Company's stranded costs contained in the New Mexico Settlement Agreement. This would allow the Company to either (i) preserve the stranded cost benefits obtained in the New Mexico Settlement Agreement or (ii) be subject to the same stranded cost provisions of the New Mexico Restructuring Law as every other electric utility in New Mexico. On January 18, 2000, the New Mexico Commission issued an order granting the Company's request.

     New Mexico Settlement Agreement. In July 1998, the Company entered into the New Mexico Settlement Agreement with certain parties, including the New Mexico Commission staff and the New Mexico Attorney General, but not Las Cruces. In September 1998, the New Mexico Commission issued an order adopting, with some modification, the New Mexico Settlement Agreement. The New Mexico Settlement Agreement became effective on October 26, 1998 and provides for (i) a total annual jurisdictional base revenue reduction of $4.6 million; (ii) a 30-month moratorium on rate increases or decreases in New Mexico; (iii) the elimination of the need for future fuel reconciliations in New Mexico by incorporating the existing fixed fuel factor into base rates; (iv) an increased degree of ratemaking certainty for the future achieved by an agreement among the signatories reducing the net value of certain assets by approximately $56 million on a New Mexico jurisdictional basis for ratemaking purposes (but with no effect on book values), while establishing the signatories' agreement that the

Company is entitled to 100% recovery of such revalued assets; and (v) the ability to enter into long-term rate contracts with commercial and industrial customers in New Mexico. Additionally, as a result of the New Mexico Settlement Agreement, the Company will contribute $0.4 million annually ($1.0 million over the term of the moratorium period) to a social services agency in Dona Ana County providing assistance to low-income individuals. Although the New Mexico Settlement Agreement was structured to allow recovery of previously underrecovered fuel balances, the order adopting the New Mexico Settlement Agreement does not support the recognition of this asset in the Company's financial statements under existing accounting standards. The Company wrote off the book value of undercollected fuel revenues in its New Mexico jurisdiction as of September 30, 1998, which amounted to $3.8 million, net of tax, although the Company believes that, based on current estimates of future fuel prices and operating costs, it will recover 100% of these amounts.

     Fuel. Prior to the New Mexico Settlement Agreement, the Company was required to file annual reports reconciling the revenues collected under its New Mexico fixed fuel factor with its New Mexico fuel and purchased power expenses, along with the results of the application of Palo Verde performance standards. As a result of the New Mexico Settlement Agreement, outstanding fuel issues from filings in 1998 and 1997 were satisfactorily resolved with no disallowance of fuel and purchased power costs or the performance rewards, and the existing fixed fuel factor was incorporated into base rates.

     Palo Verde Performance Standards. As a result of the New Mexico Settlement Agreement, the Palo Verde performance standards, which had been in place since 1986, were eliminated. Consequently, the Company is no longer entitled to a reward or exposed to a penalty in New Mexico resulting from the operations of Palo Verde. The performance standards report filed with the New Mexico Commission in January 1998 was the final such report and entitled the Company to a reward of $1.1 million.

Federal Regulatory Matters

     Federal Energy Regulatory Commission. The Company is subject to regulation by the FERC in certain matters, including rates for wholesale power sales, transmission of electric power and the issuance of securities.

     On December 15, 1999, the FERC approved its final rule ("Order 2000") on Regional Transmission Organizations ("RTOs"). Order 2000 strongly encourages, but does not require, public utilities to form and join RTOs. Order 2000 establishes (i) the minimum characteristics and functions an RTO must satisfy to obtain FERC acceptance; (ii) a collaborative process allowing public utilities and non-public utilities that own, operate or control interstate transmission facilities, consulting with state officials as appropriate, to consider and develop RTOs; (iii) a proposal to consider transmission ratemaking returns on a case-specific basis; (iv) opportunities for non-monetary regulatory benefits for RTOs, including deference in dispute resolution and streamlined filing and approval procedures; and (v) a time line for public utilities to make appropriate filings with the FERC to initiate operation of RTOs. All public utilities that own, operate or control interstate transmission facilities must file, by October 15, 2000, either a proposal to participate in an RTO or an alternative filing describing efforts and plans to participate in an RTO. Order 2000 also proposes RTO startup by December 15, 2001.

     The Company is an active participant in the development of the Desert Southwest Transmission and Reliability Operator ("Desert Star"). The Company believes Desert Star will qualify as an RTO under Order 2000. The Company intends, subject to the resolution of outstanding issues, to participate in Desert Star. As a participating transmission owner, the Company will transfer operations of its transmission system to Desert Star. The Company believes the Desert Star proposal will be submitted to the FERC by October 15, 2000. Desert Star is currently scheduled to become operational by January 1, 2002. If Desert Star fails to become operational, the Company intends to participate in another RTO similar to Desert Star.

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

     In May 1999, the FERC issued its opinion in a proceeding brought by SPS regarding the use of the Company's transmission system to serve Las Cruces, holding that once the Company's calculation of available transmission capacity was adjusted to reflect the assumed discontinuation of service to Las Cruces and CFE, the Company would have sufficient transmission capacity over the Eddy County tie to meet SPS' request for firm transmission service. Although the Company has filed a compliance filing as required by the FERC's order, the filing reflects that the Company does not have sufficient transmission capacity over the Eddy County tie to meet SPS' request for firm transmission service. The Company filed a motion for rehearing of the FERC's decision. The FERC has extended its time limit for ruling on this motion. The Company does not expect a material financial impact from this FERC ruling. However, the Company is concerned that of an adverse FERC ruling would result in impaired the reliability of service to the Company's retail customers and increased costs. This case will not be automatically dismissed under the settlement agreement with Las Cruces because SPS, not Las Cruces, was the original complainant. Although the SPS complaint was based upon the creation of a Las Cruces municipal utility, the Company cannot predict whether the case will be dismissed as a result of its settlement with Las Cruces.

     On February 24, 2000, the Company and Las Cruces entered into a settlement agreement ending Las Cruces' efforts to municipalize the Company's distribution system in Las Cruces. Under the terms of the settlement agreement, all existing litigation between the Company and Las Cruces, including all litigation pending before the FERC, will be dismissed. For a discussion of this settlement agreement, see Item 3, "Legal Proceedings - Litigation with Las Cruces."

     Department of Energy. The DOE regulates the Company's exports of power to CFE in Mexico pursuant to a license granted by the DOE and a presidential permit. The DOE has determined that all such exports over international transmission lines shall be made in accordance with Order No. 888. The DOE is authorized to assess operators of nuclear generating facilities for a share of the costs of decommissioning the DOE's uranium enrichment facilities and for the ultimate costs of disposal of spent nuclear fuel. See "Facilities - Palo Verde Station - Spent Fuel Storage" for discussion of spent fuel storage and disposal costs.

     Nuclear Regulatory Commission. The NRC has jurisdiction over the Company's licenses for Palo Verde and regulates the operation of nuclear generating stations to protect the health and safety of the public from radiation hazards. The NRC also has the authority to conduct environmental reviews pursuant to the National Environmental Policy Act.

Wholesale Customers

     The Company provides IID with 100 MW of firm capacity and associated energy and 50 MW of system contingent capacity and associated energy pursuant to a 17-year agreement which expires April 30, 2002. The Company also provides TNP with up to 75 MW of firm power and associated energy pursuant to an agreement which expires December 31, 2002. The contract allows TNP to specify a maximum annual amount with one year's notice. TNP elected to receive up to 25 MW for 2000.

                       Executive Officers of the Company

             Name                Age                    Current Position and Business Experience
             ----                ---                    ----------------------------------------
James Haines..................    53    Chief Executive Officer, President and Director since May 1996;
                                          Executive Vice President and Chief Operating Officer of Western
                                          Resources, Inc. from June 1995 to May 1996; Executive Vice
                                          President and Chief Administrative Officer of Western Resources,
                                          Inc. from April 1992 to June 1995.

Eduardo A. Rodriguez..........    44    Senior Vice President - Energy Services since January 1999; Senior
                                          Vice President - Customer and Corporate Services from August 1996 to January 1999; Senior Vice President since January 1994; General
                                          Counsel from 1988 to August 1996.

Terry Bassham.................    39    Vice President and General Counsel since January 1999; General
                                          Counsel since August 1996; Shareholder with Clark, Thomas &
                                          Winters, P.C. from May 1993 to August 1996.

J. Frank Bates................    49    Vice President - Transmission and Distribution since August 1996;
                                          Vice President - Operations from May 1994 to August 1996.

Michael L. Blough.............    44    Vice President - Administration since August 1996; Vice President since May 1995; Controller and Chief Accounting Officer from
                                          November 1994 to August 1996.

Gary R. Hedrick...............    45    Vice President, Chief Financial Officer and Treasurer since August
                                         1996; Treasurer since March 1996; Vice President - Financial
                                         Planning and Rate Administration from September 1990 to August
                                         1996.

John C. Horne.................    51    Vice President - Power Generation since August 1996; Vice President -
                                          Power Supply from May 1994 to August 1996.

Helen Knopp...................    57    Vice President - Customer and Public Affairs since April 1999;
                                          Executive Director of the Rio Grande Girl Scout Council from
                                          September 1991 to April 1999.

Earnest A. Lehman.............    47    Vice President - Energy Services Business Group since January 1999;
                                          Director of Rates of Western Resources, Inc. from January 1998 to
                                          January 1999; Director of Wholesale Rates of Western Resources,
                                          Inc. from January 1997 to January 1998; Vice President - Consumer
                                          Sales of Westar Consumer Services from March 1996 to January 1997;
                                          Executive Director of Marketing of Western Resources, Inc. from
                                          December 1994 to March 1996.

Robert C. McNiel..............    53    Vice President - New Mexico Affairs since December 1997; Vice
                                          President -Public Affairs and Marketing from August 1996 to
                                          December 1997; Vice President - New Mexico Division from December
                                          1989 to August 1996.

Guillermo Silva, Jr...........    46    Secretary since January 1994.

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

Item 3.  Legal Proceedings

                          Litigation with Las Cruces

     On February 24, 2000, the Company and Las Cruces entered into a settlement agreement ending Las Cruces' efforts to municipalize the Company's distribution assets and other facilities used to provide electric service to customers in Las Cruces. Under the settlement agreement the Company will pay Las Cruces a one-time lump sum payment of up to $21 million, $16.5 million of which was expensed in the fourth quarter of 1999. The remaining $4.5 million relates to the transfer of Las Cruces' West Mesa Substation and related facilities to the Company. Las Cruces must substantiate the costs of building the West Mesa Substation and related transmission and distribution facilities, subject to a dollar for dollar offset against the $4.5 million purchase price for any amounts not substantiated.

     The settlement agreement also provides for Las Cruces and the Company to enter into a seven-year franchise agreement with a 2% annual franchise fee (approximately $0.8 million per year currently) for the provision of electric distribution service. Las Cruces is prohibited during this seven-year period from taking any action to condemn or otherwise attempt to acquire the Company's distribution system, or attempt to operate or build its own electric distribution system. Las Cruces will have a 90-day non-assignable option at the end of the Company's seven-year franchise agreement to purchase the portion of the Company's distribution system that serves Las Cruces at a purchase price of 130% of the Company's book value at that time. If Las Cruces exercises this option, it is prohibited from reselling the distribution assets for two years. If Las Cruces fails to exercise this option, the franchise and standstill agreements will be extended for an additional two years.

     Las Cruces also agreed that it will not contest the calculation of the Company's stranded costs in New Mexico, provided the stranded costs charged to Las Cruces customers do not exceed $52.9 million declining over time, which is the amount initially ordered by the FERC in the Las Cruces stranded cost proceeding. Las Cruces also agreed to assign all of its existing customer contracts to the Company.

     Under the terms of the settlement agreement, all existing litigation between the Company and Las Cruces, including all litigation pending before the FERC and the Federal District Court of New Mexico, will be dismissed. The Company and Las Cruces are finalizing the written settlement agreement and obtaining final approvals. The Company anticipates signing a definitive agreement by the end of the first quarter of 2000.

                                 Four Corners

     In July 1995, the Navajo Nation enacted the Navajo Nation Air Pollution Prevention and Control Act, the Navajo Nation Safe Drinking Water Act and the Navajo Nation Pesticide Act (collectively, the "Acts"). In October 1995, the Four Corners participants requested that the United States Secretary of the Interior resolve their dispute with the Navajo Nation regarding whether the Acts apply to operation of Four Corners. The Four Corners participants subsequently filed a lawsuit in the District Court of the Navajo Nation, Window Rock District, seeking, among other things, a declaratory judgment that (i) the Four Corners leases and federal easements preclude the application of the Acts to the operation of Four Corners and (ii) the Navajo Nation and its agencies and courts lack adjudicatory jurisdiction to determine the enforceability of the Acts as applied to Four Corners. In October 1995, the Navajo Nation and the Four Corners participants agreed to stay the proceedings indefinitely so the parties may attempt to resolve the dispute without litigation. This matter remains inactive and the Company is unable to predict the outcome of this case.

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

     Gila River System. In connection with the construction and operation of Palo Verde, APS entered into contracts with certain municipalities granting APS the right to purchase effluent for cooling purposes at Palo Verde. In 1986, a summons was served on APS that required all water claimants in the Lower Gila River Watershed in Arizona to assert any claims to water in an action pending in Maricopa County Superior Court, titled In re The General Adjudication of All Rights to Use Water in the Gila River System and Source. Palo Verde is located within the geographic area subject to the summons and the rights of the Palo Verde Participants to the use of groundwater and effluent at Palo Verde is potentially at issue in this action. APS, as operating agent, filed claims that dispute the Court's jurisdiction over the Palo Verde Participants' groundwater rights and their contractual rights to effluent relating to Palo Verde and, alternatively, seek confirmation of such rights. In November 1999, the Arizona Supreme Court issued a decision confirming that certain groundwater rights may be available to the federal government and Indian tribes. APS and other parties have petitioned the United States Supreme Court for review of this decision. The Company is unable to predict the outcome of this case.

                            Other Legal Proceedings

     The Company is a party to various other claims, legal actions and complaints. In many of these matters, the Company has excess casualty liability insurance which is applicable. Based upon a review of these claims and applicable insurance coverage, the Company believes that none of these claims will have a material adverse effect on the financial position, results of operations and cash flows of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's common stock trades on the American Stock Exchange under the symbol "EE." The high and low sales prices for the Company's common stock, as reported in the consolidated reporting system of the American Stock Exchange, for the periods indicated below, were as follows:

                                                           Sales Price
                                                   --------------------------
                                                      High            Low
                                                   ----------     -----------
          1999
          ----
            First Quarter........................  $  8 15/16     $    7
            Second Quarter.......................     9  3/16          7 5/16
            Third Quarter........................     9  3/8           8 1/2
            Fourth Quarter.......................     9 13/16          8 9/16

          1998
          ----

            First Quarter........................  $  8 13/16     $    6  3/8
            Second Quarter.......................    10  3/8           8 9/16
            Third Quarter........................     9 15/16          7 9/16
            Fourth Quarter.......................     9  3/4           8

     As of March 13, 2000, there were 5,505 holders of record of the Company's common stock.

     Prior to September 1999, the Company's First and Second Supplemental Indentures restricted the Company's ability to pay dividends on its common stock. So long as the Company's First Mortgage Bonds are outstanding and the series with the longest maturity was not rated "investment grade" by either Standard & Poor's Rating Service ("S&P") or Moody's Investors Service, Inc. ("Moody's"), the Company was significantly limited in its ability to declare any dividend on the common stock, other than in additional shares of common stock. The Company's First Mortgage Bonds were upgraded to investment grade by S&P in September 1999 and by Moody's in November 1999. While the First and Second Supplemental Indentures do not currently restrict the Company's ability to pay dividends on its common stock, the Company does not currently anticipate paying dividends on its common stock in the near-term. The Company intends to continue its deleveraging and stock repurchase programs with the goals of improving its capital structure and using free cash flow to its highest economic advantage.

     In May 1999, the Company's Board of Directors approved a stock repurchase program allowing the Company to purchase outstanding shares of its common stock from time to time, up to a total of six million shares. The Company will make purchases primarily in the open market at prevailing prices and will also engage in private transactions, if appropriate. The shares that the Company acquires will be available for issuance under employee benefit and stock option plans or may be retired. As of March 10, 2000, the Company had repurchased 5,747,995 shares of common stock at a cost of approximately $51.9 million, including commissions.

     In March 1999, after obtaining required consents of holders of certain of the Company's outstanding debt securities, the Company redeemed its Series A Preferred Stock. The Company paid the redemption price of approximately $139.6 million, accrued cash dividends of $1.3 million and premium, fees and costs of securing the consents aggregating $9.6 million. See Part II, Item 8, "Financial Statements and Supplementary Data - Note E of Notes to Financial Statements" for additional information regarding preferred stock.

Item 6.  Selected Financial Data

     As of and for the following periods (In thousands except for share data):

                                                                                           Period From   Period From
                                                                                           February 12    January 1
                                                                                               to            to        Year Ended
                                                        Years Ended December 31,           December 31,  February 11, December 31,
                                                ---------------------------------------
                                                   1999            1998         1997          1996     |    1996          1995
                                                -----------    -----------  -----------    ----------- | -----------  ------------
                                                                                                       |
Operating revenues..........................    $   570,469    $   601,823  $   592,021    $   521,921 | $    54,672  $    502,213
Operating income............................        157,336        159,717      159,636        142,438 |       1,362        47,470
Income (loss) before extraordinary items....         43,809         57,073       54,568         41,919 |     118,198       (33,319)
Extraordinary loss on repurchases of debt,                                                             |
 net of income tax benefit..................         (3,336)          -          (2,775)          -    |        -             -
Extraordinary gain on discharge of debt,                                                               |
 net of income tax expense..................           -             3,343         -              -    |     264,273          -
Net  income (loss) applicable to common                                                                |
 stock......................................         28,276         45,709       38,649         31,431 |     382,471       (33,319)
Basic earnings (loss) per common share:                                                                |
 Income (loss) before extraordinary items...          0.533          0.704        0.689          0.523 |       3.325        (0.937)
 Extraordinary loss on repurchases of debt,                                                            |
  net of income tax benefit.................         (0.057)          -          (0.046)          -    |        -             -
 Extraordinary gain on discharge of debt,                                                              |
  net of income tax expense.................           -             0.056         -              -    |       7.435          -
 Net income (loss)..........................          0.476          0.760        0.643          0.523 |      10.760        (0.937)
Weighted average number of common                                                                      |
 shares outstanding.........................     59,349,468     60,168,234   60,128,505     60,073,808 |  35,544,330    35,544,330
Diluted earnings (loss) per common share:                                                              |
 Income (loss) before extraordinary items...          0.529          0.699        0.685          0.523 |       3.325        (0.937)
 Extraordinary loss on repurchases of debt,                                                            |
  net of income tax benefit.................         (0.056)          -          (0.046)          -    |        -             -
 Extraordinary gain on discharge of debt,                                                              |
  net of income tax expense.................           -             0.055         -              -    |       7.435          -
 Net income (loss)..........................          0.473          0.754        0.639          0.523 |      10.760        (0.937)
Weighted average number of common shares                                                               |
 and dilutive potential common shares                                                                  |
 outstanding................................     59,731,649     60,633,298   60,437,632     60,116,709 |  35,544,330    35,544,330
Cash additions to utility property, plant                                                              |
 and equipment..............................         53,705         49,787       46,467         33,926 |       4,724        68,453
Total assets................................      1,625,891      1,891,219    1,812,613      1,846,190     1,910,354 |   1,809,891
Long-term debt and financing and capital                                                                             |
 lease obligations..........................        811,607        897,062      966,810      1,046,173     1,164,328 |        -
Debt and obligations subject to compromise..           -              -            -              -             -    |   1,608,091
Preferred stock.............................           -           135,744      121,319        108,426       100,000 |      81,464
Common stock equity (deficit)...............        421,258        417,278      369,640        331,257       300,000 |    (418,763)
                                                ===========    ===========  ===========    ===========   =========== |============

     On February 12, 1996, the Company emerged from a bankruptcy proceeding which it instituted in January 1992. The Company's financial statements for periods after February 12, 1996 are not comparable to the Company's financial statements for periods before February 12, 1996 due to the application of "fresh-start" reporting at that date. A vertical line is shown in the above selected financial data to separate the respective financial information and indicate that it has not been prepared on a consistent basis of accounting.

     The selected financial data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8, "Financial Statements and Supplementary Data."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Statements in this document, other than statements of historical information, are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, as well as other oral and written forward-looking statements made by or on behalf of the Company from time to time, including statements contained in the Company's filings with the Securities and Exchange Commission and its reports to shareholders, involve known and unknown risks and other factors which may cause the Company's actual results in future periods to differ materially from those expressed in any forward-looking statements. Any such statement is qualified by reference to the risks and factors discussed below under the headings "Overview" and "Liquidity and Capital Resources," as well as in the Company's filings with the Securities and Exchange Commission, which are available from the Securities and Exchange Commission or which may be obtained upon request from the Company. The Company cautions that the risks and factors discussed below and in such filings are not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

                                   Overview

     El Paso Electric Company is an electric utility that serves retail customers in west Texas and southern New Mexico and wholesale customers in Texas, New Mexico, California and Mexico. The Company owns or has substantial ownership interests in five electrical generating facilities providing it with a total capacity of approximately 1,500 MW. The Company's energy sources consist of nuclear fuel, natural gas, coal and purchased power. The Company owns or has significant ownership interests in four major 345 kV transmission lines and three 500 kV lines to provide power from Palo Verde, and owns the distribution network within its retail service territory. The Company is subject to extensive regulation by the Texas and New Mexico Commissions and, with respect to wholesale power sales, transmission of electric power and the issuance of securities, by the FERC.

     The Company faces a number of risks and challenges that could negatively impact its operations and financial results. The most significant of these risks and challenges arise from the deregulation of the electric utility industry, the possibility of increased costs, especially from Palo Verde, and the Company's high level of debt.

     The electric utility industry in general and the Company in particular are facing significant challenges and increased competition as a result of changes in federal provisions relating to third-party transmission services and independent power production, as well as changes in state laws and regulatory provisions relating to wholesale and retail service. Both Texas and New Mexico recently passed legislation that requires the Company to separate its transmission and distribution functions from its generation business and mandates competition in the Company's retail service territory in the future. The Company faces certain risks inherent in separating the Company into affiliates, including the possible loss of operational and administrative efficiencies. In addition to the operational challenges created by separating functions that have historically operated within a single entity, there is substantial uncertainty as to whether the New Mexico legislation will effectively permit the Company to recover its stranded costs, including the costs of decommissioning, in full. The potential effects of deregulation are particularly important to the Company because its rates are significantly higher than the national and regional averages. In the face of increased competition, there can be no assurance that this competition will not adversely affect the future operations, cash flows and financial condition of the Company.

     The changing regulatory environment and the advent of customer choice have created a substantial risk that the Company will lose important customers. For several years, the Company has been engaged in litigation with Las Cruces, which accounted for approximately 8% of the Company's revenues in 1999, over Las Cruces' attempts to create a municipal utility. The parties have settled the litigation, but the risk of loss of customers remains. The Company's wholesale and large retail customers already have, in varying degrees, additional alternate sources of economical power, including co-generation of electric power. For example, a 504 MW combined-cycle generating plant located in Samalayuca, Chihuahua, Mexico, which became fully operational at the end of 1998, gave CFE the current capacity to supply electricity to portions of northern Chihuahua and allowed CFE to eliminate substantially all purchases of power from the Company in 1999. Additionally, American National Power, Inc., a wholly-owned subsidiary of National Power PLC, has announced it is exploring the possibility of building a generation plant in El Paso, Texas. If the Company loses a significant portion of its retail customer base or wholesale sales, the Company may not be able to replace such revenues through either the addition of new customers or an increase in rates to remaining customers.

     Another risk to the Company is potential increased costs, including the risk of additional or unanticipated costs at Palo Verde resulting from (i) increases in operation and maintenance expenses; (ii) the replacement of steam generators; (iii) an extended outage of any of the Palo Verde units; (iv) increases in estimates of decommissioning costs; (v) the storage of radioactive materials; and (vi) compliance with the various requirements and regulations governing commercial nuclear generating stations. At the same time, the Company's rates, which have been reduced from previous levels as a result of the New Mexico Settlement Agreement and the Texas Settlement Agreement, are effectively capped through the rate freeze periods. Additionally, upon initiation of competition, there will be competitive pressure on the Company's power generation rates. There can be no assurance that the Company's revenues will be sufficient to recover any increased costs, including any increased costs in connection with Palo Verde or increases in other costs of operation, whether as a result of higher than anticipated levels of inflation, changes in tax laws or regulatory requirements, or other causes.

                        Liquidity and Capital Resources

     The Company's principal liquidity requirements in the near-term are expected to consist of interest and principal payments on the Company's indebtedness, capital expenditures related to the Company's generating facilities and transmission and distribution systems and the $21 million payment required under the settlement agreement with Las Cruces. The Company expects that cash flows from operations will be sufficient for such purposes, except that it may be necessary to finance a portion of the Las Cruces payment in the short-term by drawing on its line of credit.

     Long-term capital requirements of the Company will consist primarily of construction of electric utility plant and payment of interest on and retirement of debt. The Company has no current plans to construct any new generating capacity to serve retail load through at least 2004. Utility construction expenditures will consist primarily of expanding and updating the transmission and distribution systems and the cost of capital improvements and replacements at Palo Verde and other generating facilities, including the replacement of the Palo Verde Unit 2 steam generators.

     At December 31, 1999, the Company had approximately $37.2 million in cash and cash equivalents. In February 1999, the Company renewed its $100 million revolving credit facility, which now provides up to $70 million for nuclear fuel purchases and up to $50 million (depending on the amount of borrowings outstanding for nuclear fuel purchases) for working capital needs. At December 31, 1999, approximately $48.3 million had been drawn for nuclear fuel purchases. No amounts have been drawn on this facility for working capital needs.

     The Company has a high debt to capitalization ratio and significant debt service obligations. Due to the Texas Rate Stipulation, the Texas Settlement Agreement, the New Mexico Settlement Agreement and competitive pressures, the Company does not expect to be able to raise its base rates in the event of increases in non-fuel costs, increases in fuel costs in New Mexico or loss of revenues. Accordingly, as described below, debt reduction continues to be a high priority for the Company in order to gain additional financial flexibility to address the evolving competitive market. In March 1999, the Company used cash on hand to pay for the early redemption of its Series A Preferred Stock, which resulted in the avoidance of additional cash dividends of approximately $2.7 million that would have been payable through May 1, 1999, and $4.0 million quarterly thereafter until mandatory redemption in 2008. The preferred stock had an annual dividend rate of 11.40%, which was paid through the issuance of additional shares of preferred stock for the first three years of the issue.

     The Company has significantly reduced its long-term debt since its emergence from bankruptcy in 1996. From June 1, 1996 through March 10, 2000, the Company repurchased approximately $327.8 million of first mortgage bonds as part of an aggressive deleveraging program and repaid the remaining $36.0 million of Series A First Mortgage Bonds at their maturity in February 1999. The foregoing, together with the early redemption of Series A Preferred Stock, have reduced the Company's annual interest expense and annual cash dividend requirements by approximately $28.9 million and $15.9 million, respectively. Common stock equity as a percentage of capitalization, excluding current maturities of long-term debt, has increased from 19% at June 30, 1996 to 34% at December 31, 1999. In addition, the Company's bonds are now rated investment grade by all four major credit rating agencies.

     In May 1999, the Company's Board of Directors approved a stock repurchase program allowing the Company to purchase outstanding shares of its common stock from time to time, up to a total of six million shares. The Company will make purchases primarily in the open market at prevailing prices and will also engage in private transactions, if appropriate. The shares that the Company acquires will be available for issuance under employee benefit and stock option plans or may be retired. As of March 10, 2000, the Company had repurchased 5,747,995 shares of common stock at a cost of approximately $51.9 million, including commissions.

     The Company continues to believe that the orderly reduction of debt with a goal of achieving a capital structure that is more typical in the electric utility industry is a significant component of long-term shareholder value creation. Accordingly, the Company will regularly evaluate market conditions and, when appropriate, use a portion of its available cash to reduce its fixed obligations through open market purchases of first mortgage bonds.

     The degree to which the Company is leveraged could have important consequences on the Company's liquidity, including (i) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate or other purposes could be limited in the future and (ii) the Company's higher than average leverage may place the Company at a competitive disadvantage by limiting its financial flexibility to respond to the demands of the competitive market and make it more vulnerable to adverse economic or business changes.

                        Historical Results of Operations

                                                                   Years Ended December 31,
                                                        ------------------------------------------
                                                         1999            1998              1997
                                                        -------         ------           -------
Net income applicable to common stock
 before extraordinary items (In thousands)............  $31,612        $42,366           $41,424
Diluted earnings per common share
 before extraordinary items...........................    0.529          0.699             0.685

     Results of operations for the year ended December 31, 1999 were affected by unusual or infrequent items including (i) the recognition of certain items arising from the Texas Settlement Agreement; (ii) a change in estimated fuel cost reserves; (iii) an adjustment reducing fuel expense based on a reduction of the Company's estimated coal mine reclamation liability; (iv) a charge to earnings of $10.1 million, net of tax, as a result of the settlement agreement with Las Cruces; (v) a one-time charge to earnings of $2.5 million, net of tax, resulting from the write-off of interest capitalized prior to 1999 on postload nuclear fuel; and (vi) the early redemption of the Company's 11.40% Series A Preferred Stock. Results of operations for 1998 reflect a charge to earnings of $3.8 million, net of tax, as a result of the New Mexico Settlement Agreement, and 1997 results reflect a favorable litigation settlement of $4.6 million, net of legal fees, expenses and tax.

     Operating revenues net of energy expenses decreased $11.1 million in 1999, compared to 1998 as follows (In thousands):


Years Ended December 31:                               1999                1998           Increase/(Decrease)
------------------------                          --------------      --------------     --------------------
Total operating revenues net of energy expenses.     $   460,672        $    471,763        $         (11,091)
Less:
 Texas Settlement Agreement:
   Palo Verde performance reward................           3,453                -                       3,453
   Retroactive base rate decrease...............          (2,343)               -                      (2,343)
 Change in estimated fuel cost reserves.........           3,754                 895                    2,859
 Coal mine reclamation adjustment...............           6,601                -                       6,601
                                                     -----------        ------------        -----------------
                                                     $   449,207        $    470,868        $         (21,661)
                                                     ===========        ============        =================

     Excluding the effects of the unusual or infrequent items shown above, the decrease of $21.7 million was primarily due to the rate reductions in Texas and New Mexico and the loss of sales to CFE. These decreases were partially offset by increased economy sales.

     Operating revenues net of energy expenses increased $13.3 million in 1998 compared to 1997 primarily due to increased economy sales at higher margins and a $1.3 million increase in ESBG revenues.

     Operating revenues from retail customers shown below include the effects of the retroactive base rate decrease, the recognition of the Palo Verde performance reward and the changes in estimated fuel cost reserves for the years ended December 31, 1999 and 1998, as applicable. Comparisons of kWh sales and operating revenues are shown below (In thousands):

                                                                                 Increase/(Decrease)
                                                                              -------------------------
Years Ended December 31:                        1999              1998           Amount       Percent
------------------------                    -------------    -------------    -----------   -----------
Electric kWh sales:
  Retail..................................      5,866,168        5,948,221        (82,053)       (1.4)%
  Sales for resale........................        905,975        1,757,880       (851,905)      (48.5)   (1)
  Economy sales...........................      1,497,880          888,708        609,172        68.5
                                               ----------       ----------      ---------
   Total..................................      8,270,023        8,594,809       (324,786)       (3.8)
                                               ==========       ==========      =========
Operating revenues:
  Retail..................................     $  488,505       $  499,260      $ (10,755)       (2.2)%
  Sales for resale........................         49,441           82,396        (32,955)      (40.0)   (1)
  Economy sales...........................         32,523           20,167         12,356        61.3
                                               ----------       ----------      ---------
   Total..................................     $  570,469       $  601,823      $ (31,354)       (5.2)
                                               ==========       ==========      =========

________________________
(1) The Company's one-year sales agreement for firm capacity and associated energy sales to CFE terminated on December 31, 1998.

                                                                                 Increase/(Decrease)
                                                                              -------------------------
Years Ended December 31:                        1998              1997           Amount       Percent
------------------------                    -------------    -------------    -----------   -----------
Electric kWh sales:
  Retail..................................      5,948,221        5,784,447        163,774         2.8%
  Sales for resale........................      1,757,880        1,897,885       (140,005)       (7.4)
  Economy sales...........................        888,708          640,017        248,691        38.9
                                               ----------       ----------      ---------
   Total..................................      8,594,809        8,322,349        272,460         3.3
                                               ==========       ==========      =========
Operating revenues:
  Retail..................................     $  499,260       $  497,961      $   1,299         0.3%
  Sales for resale........................         82,396           83,448         (1,052)       (1.3)
  Economy sales...........................         20,167           10,612          9,555        90.0
                                               ----------       ----------      ---------
   Total..................................     $  601,823       $  592,021      $   9,802         1.7
                                               ==========       ==========      =========

     Other operations and maintenance expense decreased $0.7 million in 1999 compared to 1998 due to decreased other operations expense of $2.1 million partially offset by increased maintenance expense of $1.4 million, as follows (In thousands):

Years Ended December 31:                         1999               1998              Increase/(Decrease)
------------------------                    --------------     --------------        ---------------------
Regulatory expense........................     $     1,578        $     6,043                $     (4,465)
Pensions and benefits expense.............          15,596             19,940                      (4,344)
Customer accounts expense.................           5,014              3,132                       1,882
Outside services expense..................           9,790              8,008                       1,782
Non-nuclear generation expense............           5,199              3,672                       1,527
Other.....................................          97,419             95,879                       1,540
                                               -----------        -----------                ------------
   Total other operations expense.........         134,596            136,674                      (2,078)
Total maintenance expense.................          36,307             34,955                       1,352
                                               -----------        -----------                ------------
      Total other operations and
        maintenance expense...............     $   170,903        $   171,629                $       (726)
                                               ===========        ===========                ============

     Other operations and maintenance expense increased $4.9 million in 1998 compared to 1997 due to increased other operations expense of $4.7 million and increased maintenance expense of $0.2 million, as follows (In thousands):

Years Ended December 31:                         1998               1997              Increase/(Decrease)
------------------------                    --------------     --------------        ---------------------
All employee bonus plan...................     $     5,000        $     2,200                $      2,800
Energy Services Business Group expense....           2,424                 14                       2,410
Pensions and benefits expense.............          19,940             17,774                       2,166
Regulatory expense........................           6,043              3,918                       2,125
Outside services expense..................           8,008             11,814                      (3,806)
Injuries and damages expense..............           2,158              3,632                      (1,474)
Other.....................................          93,101             92,578                         523
                                               -----------        -----------                ------------
   Total other operations expense.........         136,674            131,930                       4,744
Total maintenance expense.................          34,955             34,782                         173
                                               -----------        -----------                ------------
   Total other operations and
      maintenance expense.................     $   171,629        $   166,712                $      4,917
                                               ===========        ===========                ============

     The New Mexico Settlement charge of $6.3 million in 1998 represents the write-off of the book value of undercollected fuel revenues in the Company's New Mexico jurisdiction. See Part I, Item 1, "Business - Regulation - New Mexico Regulatory Matters - New Mexico Settlement Agreement" for further discussion.

     Depreciation and amortization expense increased $1.1 million in 1999 compared to 1998 and in 1998 compared to 1997 primarily due to increases in depreciable plant balances.

     Taxes other than income taxes decreased $2.8 million in 1999 compared to 1998 primarily due to (i) a $3.1 million reversal of sales tax reserves established in prior years and (ii) a decrease in Arizona property taxes as a result of depreciation and a decrease in the assessment ratio in 1999. The decreases were partially offset by (i) an increase in Texas franchise tax resulting from a refund in 1998 with no comparable amount in 1999 and (ii) a 1999 reclassification of payroll taxes related to the 1998 all employee cash bonus. The increase of $1.0 million in 1998 compared to 1997 was primarily due to (i) an increase in Texas property taxes and (ii) an increase in revenue related taxes resulting from an increase in revenues in 1998. These increases were partially offset by a decrease in Arizona property taxes due to a decrease in the assessment ratio in 1998.

     Other income decreased $20.7 million in 1999 compared to 1998 primarily due to (i) the accrual in 1999 of the $16.5 million to be paid under the settlement agreement with Las Cruces; (ii) a decrease in investment income of $6.4 million resulting from the investment of lower levels of cash and the investment of a portion of decommissioning trust funds in equity securities, the unrealized gains and losses on which are reported as other comprehensive income; and (iii) a favorable settlement of bankruptcy professional fees of $1.3 million in 1998 with no comparable amount in 1999. These decreases were partially offset by (i) an adjustment of $1.7 million to the cash value of Company-owned life insurance policies, which was not previously recognized due to the uncertainty of recoverability from the insurer; and (ii) a gain realized on the disposition of non-utility property of $2.4 million in 1999 compared to $0.7 million in 1998. The decrease of $2.3 million in 1998 compared to 1997 was primarily due to a favorable litigation settlement in 1997 of $7.5 million, net of legal fees and expenses, partially offset by an increase in investment income of $5.1 million resulting from the investment of higher levels of cash.

     Interest charges decreased $0.7 million in 1999 compared to 1998 primarily due to a reduction in outstanding debt as a result of open market purchases and redemptions of the Company's first mortgage bonds. This decrease was partially offset by adjustments to postload nuclear fuel to (i) write-off a portion of accumulated interest capitalized prior to 1999 and (ii) discontinue capitalizing interest in 1999. The decrease of $4.7 million in 1998 compared to 1997 was primarily due to a reduction in outstanding debt as a result of open market purchases of the Company's first mortgage bonds.

     Income tax expense, excluding the tax effect of extraordinary items, decreased $9.1 million in 1999 compared to 1998 primarily due to changes in pretax income, including the payment under the settlement agreement with Las Cruces, and certain permanent differences including an adjustment to the cash value of Company-owned life insurance policies and tax-exempt income. Income tax expense, excluding the tax effect of extraordinary items, was essentially unchanged for 1998 compared to 1997 primarily due to changes in pretax income which were offset by permanent differences such as bankruptcy fee settlements and tax-exempt income.

     Extraordinary loss on repurchases of debt of $3.3 million and $2.8 million in 1999 and 1997, respectively, net of income tax benefit of $2.1 million and $1.5 million, represents the payment of premiums on debt repurchased and the recognition of unamortized issuance expenses on that debt with no comparable amounts in 1998.

     Extraordinary gain on discharge of debt of $3.3 million in 1998, net of income tax expense of $2.1 million, represents unclaimed and undistributed funds designated for the payment of preconfirmation bankruptcy claims which reverted to the Company.

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

                              Interest Rate Risk

     The Company's interest rate risk relates primarily to debt financing issued to fund capital and nuclear fuel requirements. Currently, the Company does not have a plan to issue long-term debt within the next five years. The Company's long-term debt obligations are all fixed-rate obligations with varying maturities, except for the pollution control revenue bonds which are variable-rate bonds and nuclear fuel financing which is based on floating rates. The Company's variable-rate pollution control revenue bonds have an aggregate principal amount of $193.1 million. The near-term losses from reasonably possible near-term increases in interest rates would not be material to the Company's financial position, results of operations and cash flows. The interest rate risk related to nuclear fuel financing is substantially mitigated through the operation of the Company's fuel and purchased power cost recovery clauses ("fuel clauses") in its Texas and wholesale rates. Under these fuel clauses, fuel expenses, including interest expense on nuclear fuel financing, are passed through to the customers. Pursuant to the New Mexico Settlement Agreement, fuel costs are recovered through the Company's base rates and are not subject to periodic reconciliation for fluctuations in fuel costs. The near-term losses from reasonably possible near-term increases in interest rates related to nuclear fuel financing for New Mexico fuel costs would not be material to the Company's financial position, results of operations and cash flows.

     The Company's decommissioning trust funds consist of municipal bonds and equity securities and are carried at their market value. The Company faces interest rate risk related to the municipal bonds, which were valued at $24.2 million as of December 31, 1999. A hypothetical 10% increase in the rates quoted by the bond market would result in a $2.4 million reduction in fair value.

                               Equity Price Risk

     The Company's decommissioning trust funds include marketable equity securities of approximately $32.9 million at December 31, 1999. A hypothetical 20% decrease in the prices quoted by stock exchanges would result in a $6.6 million reduction in fair value.

                             Commodity Price Risk

     The Company utilizes contracts of various durations for the purchase of natural gas, uranium concentrates and coal to effectively manage its available fuel portfolio. These agreements contain fixed-priced and variable-priced provisions and are settled by physical delivery. The contracts with variable-pricing provisions are exposed to fluctuations in prices due to unpredictable factors, such as weather, which impacts supply and demand. However, the Company's exposure to fuel price risk is substantially mitigated through the operation of its fuel clauses for Texas and wholesale customers as described above. Pursuant to the New Mexico Settlement Agreement, fuel costs are recovered through the Company's base rates and are not subject to periodic reconciliation for fluctuations in fuel costs. The near-term losses from reasonably possible near-term increases in market prices as they relate to the commodity price risk exposure for New Mexico fuel costs would not be material to the Company's financial position, results of operations and cash flows.

     In the normal course of business, the Company utilizes contracts of various duration for the forward sale and purchases of electricity to effectively manage its available generating capacity. Such contracts include forward contracts for wholesale sales of generating capacity and energy during periods when the Company's available power resources are expected to exceed the requirements of its native load and wholesale customers. It may also include forward contracts for the purchase of wholesale capacity and energy during periods when the market price of electricity is below the Company's expected incremental power production costs. At December 31, 1999, there were no material open positions in these activities.

Item 8.  Financial Statements and Supplementary Data

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                   Page
                                                                                                  ------
Independent Auditors' Report.................................................................         36

Balance Sheets at December 31, 1999 and 1998.................................................         37

Statements of Operations for the years ended December 31, 1999, 1998 and 1997................         39

Statements of Comprehensive Operations for the years ended December 31, 1999, 1998 and
 1997........................................................................................         40

Statements of Changes in Common Stock Equity for the years ended December 31, 1999, 1998 and
 1997........................................................................................         41

Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997................         42

Notes to Financial Statements................................................................         43

                         INDEPENDENT AUDITORS' REPORT


The Shareholders and Board of Directors
El Paso Electric Company



We have audited the accompanying balance sheets of El Paso Electric Company as of December 31, 1999 and 1998 and the related statements of operations, comprehensive operations, changes in common stock equity, and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of El Paso Electric Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.


                                   KPMG LLP

El Paso, Texas
February 11, 2000

                                           EL PASO ELECTRIC COMPANY
                                                BALANCE SHEETS

                               ASSETS                                                   December 31,
                                                                             ---------------------------------
                          (In thousands)                                        1999                   1998
                                                                             ----------             ----------
Utility plant:
  Electric plant in service........................................          $1,626,224             $1,599,207
  Less accumulated depreciation and amortization...................             329,165                243,405
                                                                             ----------             ----------
     Net plant in service..........................................           1,297,059              1,355,802
  Construction work in progress....................................              61,842                 54,641
  Nuclear fuel; includes fuel in process of $8,994 and
     $8,031, respectively..........................................              78,891                 89,784
  Less accumulated amortization....................................              39,355                 45,691
                                                                             ----------             ----------
     Net nuclear fuel..............................................              39,536                 44,093
                                                                             ----------             ----------
       Net utility plant...........................................           1,398,437              1,454,536
                                                                             ----------             ----------

Current assets:
  Cash and temporary investments...................................              37,234                229,150
  Accounts receivable, principally trade, net of allowance for
     doubtful accounts of $2,429 and $1,738, respectively..........              62,036                 64,735
  Inventories, at cost.............................................              25,963                 27,537
  Prepayments and other............................................               8,832                 16,896
                                                                             ----------             ----------
       Total current assets........................................             134,065                338,318
                                                                             ----------             ----------

Long-term contract receivable......................................              17,237                 23,139
                                                                             ----------             ----------

Deferred charges and other assets:
  Decommissioning trust fund.......................................              57,117                 46,725
  Accumulated deferred income taxes, net...........................                -                    10,518
  Other............................................................              19,035                 17,983
                                                                             ----------             ----------
       Total deferred charges and other assets.....................              76,152                 75,226
                                                                             ----------             ----------

       Total assets................................................          $1,625,891             $1,891,219
                                                                             ==========             ==========

See accompanying notes to financial statements.

                                        EL PASO ELECTRIC COMPANY
                                        BALANCE SHEETS (Continued)


                        CAPITALIZATION AND LIABILITIES                                        December 31,
                                                                                     -----------------------------
                     (In thousands except for share data)                               1999              1998
                                                                                     -----------       -----------
Capitalization:
  Common stock, stated value $1 per share, 100,000,000 shares authorized, 60,200,921 and 60,122,377 shares issued, and
    258,788 and 147,985 restricted shares, respectively.......................       $   60,460        $   60,270
  Capital in excess of stated value...........................................          242,702           241,325
  Unearned compensation - restricted stock awards.............................           (1,149)             (611)
  Retained earnings...........................................................          143,724           115,193
  Accumulated other comprehensive income (net unrealized
    gains on marketable securities), net of tax...............................            4,179             1,101
                                                                                     ----------        ----------
                                                                                        449,916           417,278
  Treasury stock, 3,199,927 shares; at cost...................................          (28,658)             -
                                                                                     ----------        ----------
    Common stock equity.......................................................          421,258           417,278
  Preferred stock, redemption required, cumulative, no par value,
    2,000,000 shares authorized, 1,357,444 shares issued and
    outstanding; at liquidation preference....................................             -              135,744
  Long-term debt..............................................................          788,576           872,213
  Financing and capital lease obligations.....................................           23,031            24,849
                                                                                     ----------        ----------
        Total capitalization..................................................        1,232,865         1,450,084
                                                                                     ----------        ----------

Current liabilities:
  Current maturities of long-term debt and financing and
    capital lease obligations.................................................           27,042            63,817
  Accounts payable, principally trade.........................................           22,241            31,135
  Litigation settlement payable...............................................           16,500              -
  Taxes accrued other than federal income taxes...............................           17,617            20,316
  Interest accrued............................................................           17,022            20,412
  Net overcollection of fuel revenues.........................................            2,640             2,632
  Other.......................................................................           12,946            19,359
                                                                                     ----------        ----------
        Total current liabilities.............................................          116,008           157,671
                                                                                     ----------        ----------

Deferred credits and other liabilities:
  Decommissioning liability...................................................          120,875           129,750
  Accrued postretirement benefit liability....................................           81,176            80,477
  Accrued pension liability...................................................           32,476            33,880
  Accumulated deferred income taxes, net......................................           12,503              -
  Other.......................................................................           29,988            39,357
                                                                                     ----------        ----------
        Total deferred credits and other liabilities..........................          277,018           283,464
                                                                                     ----------        ----------

Commitments and contingencies

        Total capitalization and liabilities..................................       $1,625,891        $1,891,219
                                                                                     ==========        ==========

See accompanying notes to financial statements.

                           EL PASO ELECTRIC COMPANY
                           STATEMENTS OF OPERATIONS
                     (In thousands except for share data)

                                                                             Years Ended December 31,
                                                                  ----------------------------------------------
                                                                     1999              1998             1997
                                                                  -----------       -----------      -----------

Operating revenues.............................................   $   570,469       $   601,823      $   592,021
                                                                  -----------       -----------      -----------
Energy expenses:
  Fuel.........................................................       104,398           109,450          113,457
  Coal mine reclamation adjustment.............................        (6,601)             -                -
  Purchased and interchanged power.............................        12,000            20,610           20,130
                                                                  -----------       -----------      -----------
                                                                      109,797           130,060          133,587
                                                                  -----------       -----------      -----------
Operating revenues net of energy expenses......................       460,672           471,763          458,434
                                                                  -----------       -----------      -----------
Other operating expenses:
  Other operations.............................................       134,596           136,674          131,930
  Maintenance..................................................        36,307            34,955           34,782
  New Mexico Settlement charge.................................          -                6,272             -
  Depreciation and amortization................................        90,934            89,813           88,735
  Taxes other than income taxes................................        41,499            44,332           43,351
                                                                  -----------       -----------      -----------
                                                                      303,336           312,046          298,798
                                                                  -----------       -----------      -----------
Operating income...............................................       157,336           159,717          159,636
                                                                  -----------       -----------      -----------
Other income (deductions):
  Investment income............................................         6,928            13,334            8,205
  Litigation settlement........................................       (16,500)             -               7,500
  Settlement of bankruptcy professional fees...................          -                1,261              362
  Other, net...................................................         2,766              (736)              83
                                                                  -----------       -----------      -----------
                                                                       (6,806)           13,859           16,150
                                                                  -----------       -----------      -----------
Income before interest charges.................................       150,530           173,576          175,786
                                                                  -----------       -----------      -----------
Interest charges (credits):
  Interest on long-term debt...................................        76,634            80,967           86,117
  Other interest...............................................         7,697             7,198            6,200
  Interest capitalized and deferred............................        (3,242)           (6,400)          (5,875)
                                                                  -----------       -----------      -----------
                                                                       81,089            81,765           86,442
                                                                  -----------       -----------      -----------
Income before income taxes.....................................        69,441            91,811           89,344
Income tax expense.............................................        25,632            34,738           34,776
                                                                  -----------       -----------      -----------
Income before extraordinary items..............................        43,809            57,073           54,568
                                                                  -----------       -----------      -----------
Extraordinary items:
  Extraordinary loss on repurchases of debt, net of
     income tax benefit........................................        (3,336)             -              (2,775)
  Extraordinary gain on discharge of debt, net of
     income tax expense........................................          -                3,343             -
                                                                  -----------       -----------      -----------

Net income.....................................................        40,473            60,416           51,793
Preferred stock:
  Dividend requirements........................................         2,616            14,707           13,144
  Redemption costs.............................................         9,581              -                -
                                                                  -----------       -----------      -----------
Net income applicable to common stock..........................   $    28,276       $    45,709      $    38,649
                                                                  ===========       ===========      ===========

Basic earnings per common share:
  Income before extraordinary items............................   $     0.533       $     0.704      $     0.689
  Extraordinary loss on repurchases of debt, net of
     income tax benefit........................................        (0.057)             -              (0.046)
  Extraordinary gain on discharge of debt, net of
     income tax expense........................................          -                0.056             -
                                                                  -----------       -----------      -----------
     Net income................................................   $     0.476       $     0.760      $     0.643
                                                                  ===========       ===========      ===========
Diluted earnings per common share:
  Income before extraordinary items............................   $     0.529       $     0.699      $     0.685
  Extraordinary loss on repurchases of debt, net of
     income tax benefit........................................        (0.056)             -              (0.046)
  Extraordinary gain on discharge of debt, net of
     income tax expense........................................          -                0.055             -
                                                                  -----------       -----------      -----------
     Net income................................................   $     0.473       $     0.754      $     0.639
                                                                  ===========       ===========      ===========

Weighted average number of common shares
  outstanding..................................................    59,349,468        60,168,234       60,128,505
                                                                  ===========       ===========      ===========
Weighted average number of common shares and
  dilutive potential common shares outstanding.................    59,731,649        60,633,298       60,437,632
                                                                  ===========       ===========      ===========

See accompanying notes to financial statements.

                           EL PASO ELECTRIC COMPANY
                    STATEMENTS OF COMPREHENSIVE OPERATIONS
                                (In thousands)

                                                                        Years Ended December 31,
                                                                     ------------------------------
                                                                       1999       1998       1997
                                                                     --------   --------   --------
Net income........................................................   $ 40,473   $ 60,416   $ 51,793
Other comprehensive income (loss):
  Net unrealized gains (losses) on marketable securities, net of income tax (expense) benefit of $(1,658), $(690) and
     $223, respectively...........................................      3,078      1,285       (416)
                                                                     --------   --------   --------
Comprehensive income..............................................     43,551     61,701     51,377
Preferred stock:
  Dividend requirements...........................................      2,616     14,707     13,144
  Redemption costs................................................      9,581       -          -
                                                                     --------   --------   --------
Comprehensive income applicable to common stock...................   $ 31,354   $ 46,994   $ 38,233
                                                                     ========   ========   ========

See accompanying notes to financial statements.

                           EL PASO ELECTRIC COMPANY
                 STATEMENTS OF CHANGES IN COMMON STOCK EQUITY
                     (In thousands except for share data)

                                                                        Unearned
                                                           Capital   Compensation              Accumulated               Total
                                                          in Excess  - Restricted                 Other                  Common
                                         Common Stock     of Stated      Stock     Retained   Comprehensive  Treasury    Stock
                                    --------------------
                                      Shares     Amount     Value        Awards    Earnings   Income (Loss)    Stock     Equity
                                    ----------  --------  ---------  ------------  --------   -------------  --------   --------
Balances at December 31, 1996.....  60,179,981  $60,180   $240,768    $      (758) $ 30,835    $        232  $   -      $331,257
 Grants of restricted common
   stock..........................      84,255       84        491           (575)                                          -
 Amortization of unearned
   compensation...................                                            195                                            195
 Stock awards withheld for taxes..      (7,798)      (8)       (37)                                                          (45)
 Preferred stock dividends........                                                  (13,144)                             (13,144)
 Net income.......................                                                   51,793                               51,793
 Other comprehensive loss.........                                                                     (416)                (416)
                                    ----------  -------   --------   ------------  --------   -------------  --------   --------
Balances at December 31, 1997.....  60,256,438   60,256    241,222         (1,138)   69,484            (184)     -       369,640
 Grants of restricted common
   stock..........................      26,675       27        169           (196)                                          -
 Amortization of unearned
   compensation...................                                            709                                            709
 Stock awards withheld for taxes..     (10,843)     (11)       (54)                                                          (65)
 Forfeitures of restricted common
   stock..........................      (1,908)      (2)       (12)            14                                           -
 Preferred stock dividends........                                                  (14,707)                             (14,707)
 Net income.......................                                                   60,416                               60,416
 Other comprehensive income.......                                                                    1,285                1,285
                                    ----------  -------   --------   ------------  --------   -------------  --------   --------
Balances at December 31, 1998.....  60,270,362   60,270    241,325           (611)  115,193           1,101      -       417,278
 Grants of restricted common
   stock..........................     210,744      211      1,505         (1,716)                                          -
 Amortization of unearned
   compensation...................                                          1,167                                          1,167
 Stock awards withheld for taxes..     (19,965)     (20)      (118)                                                         (138)
 Forfeitures of restricted common
   stock..........................      (1,432)      (1)       (10)            11                                           -
 Preferred stock dividends........                                                   (2,616)                              (2,616)
 Preferred stock redemption.......                                                   (9,581)                              (9,581)
 Capital stock adjustment.........                                                      255                                  255
 Net income.......................                                                   40,473                               40,473
 Other comprehensive income.......                                                                    3,078                3,078
 Treasury stock, 3,199,927 shares;
   at cost........................                                                                            (28,658)   (28,658)
                                    ----------  -------   --------   ------------  --------   -------------  --------   --------
Balances at December 31, 1999.....  60,459,709  $60,460   $242,702    $    (1,149) $143,724    $      4,179  $(28,658)  $421,258
                                    ==========  =======   ========   ============  ========   =============  ========   ========

See accompanying notes to financial statements.

                           EL PASO ELECTRIC COMPANY
                           STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                               Years Ended December 31,
                                                                      -------------------------------------------
                                                                        1999             1998             1997
                                                                      ---------        ---------        ---------
Cash Flows From Operating Activities:
  Net income........................................................  $  40,473        $  60,416        $  51,793
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation and amortization...................................     90,934           89,813           88,735
    Amortization of nuclear fuel....................................     17,658           21,804           21,490
    Deferred income taxes, net......................................     23,490           29,854           32,394
    Coal mine reclamation adjustment................................     (6,601)            -                -
    New Mexico Settlement charge....................................       -               6,272             -
    Extraordinary loss on repurchases of debt, net of
      income tax benefit............................................      3,336             -               2,775
    Extraordinary gain on discharge of debt, net of
      income tax expense............................................       -              (3,343)            -
    Other operating activities......................................      9,291            5,561            3,949
  Change in:
    Accounts receivable.............................................      2,699           (5,775)          (1,373)
    Federal income tax receivable...................................       -                -              20,713
    Inventories.....................................................      1,574             (407)           1,192
    Prepayments and other...........................................      8,064           (4,479)           1,797
    Long-term contract receivable...................................      5,902            4,520            3,398
    Accounts payable................................................     (8,894)           6,178          (12,258)
    Litigation settlement payable...................................     16,500             -                -
    Taxes accrued other than federal income taxes...................     (2,699)           1,024           (2,003)
    Interest accrued................................................     (3,390)            (760)          (1,978)
    Net under/overcollection of fuel revenues.......................          8           10,230          (11,945)
    Other current liabilities.......................................     (3,833)           1,882            2,389
    Deferred charges and credits....................................       (313)          10,445            5,520
                                                                      ---------        ---------        ---------
      Net cash provided by operating activities.....................    194,199          233,235          206,588
                                                                      ---------        ---------        ---------
Cash Flows From Investing Activities:
  Cash additions to utility property, plant and equipment...........    (53,705)         (49,787)         (46,467)
  Cash additions to nuclear fuel....................................    (16,593)         (15,409)         (22,539)
  Interest capitalized:
    Utility property, plant and equipment...........................     (2,618)          (2,380)          (1,820)
    Nuclear fuel....................................................       (624)          (4,020)          (4,055)
  Investment in decommissioning trust fund..........................     (5,656)          (6,312)          (6,023)
  Other investing activities........................................       (935)          (2,623)            (550)
                                                                      ---------        ---------        ---------
      Net cash used for investing activities........................    (80,131)         (80,531)         (81,454)
                                                                      ---------        ---------        ---------
Cash Flows From Financing Activities:
  Treasury stock....................................................    (28,658)            -                -
  Repurchases of and payments on long-term debt.....................   (124,272)         (30,542)         (86,492)
  Nuclear fuel financing obligations:
    Proceeds........................................................     19,907           19,438           26,585
    Payments........................................................    (20,930)         (22,121)         (21,216)
  Redemption of preferred stock.....................................   (148,937)            -                -
  Preferred stock dividend payment..................................     (1,328)            -                -
  Payments on capital lease obligations.............................     (1,540)          (1,400)          (1,272)
  Other financing activities........................................       (226)            (156)            (279)
                                                                      ---------        ---------        ---------
      Net cash used for financing activities........................   (305,984)         (34,781)         (82,674)
                                                                      ---------        ---------        ---------
Net (decrease) increase in cash and temporary investments...........   (191,916)         117,923           42,460
Cash and temporary investments at beginning of period...............    229,150          111,227           68,767
                                                                      ---------        ---------        ---------
Cash and temporary investments at end of period.....................  $  37,234        $ 229,150        $ 111,227
                                                                      =========        =========        =========

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

     Utility Plant. Effective February 12, 1996, the Company applied "fresh-start" reporting in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") and revalued its utility plant. Additions to utility plant subsequent to February 12, 1996 are reported at historical cost. Depreciation is provided on a straight-line basis over the estimated remaining lives of the assets (ranging from 5 years to 31 years), except for approximately $384 million of reorganization value allocated to net transmission, distribution and general plant in service. This amount is being depreciated over the ten-year period of a rate settlement (the "Texas Rate Stipulation"). Amortization of intangible plant (software) is provided on a straight-line basis over the estimated useful life of the asset (primarily three years).

     The Company charges the cost of repairs and minor replacements to the appropriate operating expense accounts and capitalizes the cost of renewals and betterments. Gains or losses resulting from retirements or other dispositions of operating property in the normal course of business are credited or charged to the accumulated provision for depreciation.

     The Company recorded a liability for the present value of the estimated decommissioning costs for the Company's interest in Palo Verde using a cost inflation rate of 3% and a discount rate of 6%. Accretion of the decommissioning liability is charged to other interest charges in the statements of operations.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

     The cost of nuclear fuel is amortized to fuel expense on a unit-of-production basis. A provision for spent fuel disposal costs is charged to expense based on requirements of the Department of Energy (the "DOE") for disposal cost of approximately one-tenth of one cent on each kWh generated. The Company is also expensing its share of costs, as incurred, associated with on site spent fuel storage at Palo Verde. See Note C.

     Impairment of Long-Lived Assets. The Company evaluates impairment of its long-lived assets and certain intangible assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An asset is deemed impaired if the sum of the expected future cash flows is less than the carrying amount of the asset.

     Capitalized Interest. The Company capitalizes, to construction work in progress and nuclear fuel in process, interest cost calculated in accordance with SFAS No. 34, "Capitalization of Interest Cost."

     Cash and Cash Equivalents. All temporary cash investments with an original maturity of three months or less are considered cash equivalents.

     Investments. The Company's marketable securities, included in decommissioning trust funds in the balance sheets, are reported at fair market value and consist primarily of equity securities and municipal bonds in trust funds established for decommissioning of its interest in Palo Verde which had a fair market value of approximately $57.1 million at December 31, 1999. Such marketable securities are classified as "available-for-sale" securities and, as such, unrealized gains and losses are included in accumulated other comprehensive income as a separate component of common stock equity.

     Inventories. Inventories, primarily parts, materials and supplies are stated at average cost not to exceed recoverable cost.

     Operating Revenues Net of Energy Expenses. The Company accrues revenues for services rendered, including unbilled revenues and revenues generated by the Company's Energy Services Business Group (the "ESBG"). Energy expenses are stated at actual cost incurred. The Company's Texas retail customers are presently being billed under fixed fuel factors approved by the Texas Commission. Rate tariffs currently applicable to certain FERC jurisdictional customers contain appropriate fuel and purchased power cost adjustment provisions designed to recover the Company's fuel and purchased power costs. Any difference between fuel cost and fuel revenues charged to the Company's Texas and FERC jurisdictional customers is reflected as net over/undercollection of fuel revenues in the balance sheets.

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

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

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

     Reclassifications. Certain amounts in the financial statements for 1998 and 1997 have been reclassified to conform with the 1999 presentation.

Supplemental Statements of Cash Flows Disclosures (In thousands)

                                                                    Years Ended December 31,
                                                        ---------------------------------------------------------
                                                          1999                    1998                    1997
                                                        --------                --------               ----------
Cash paid (refunded) for:
  Income taxes paid..........................            $ 1,882                 $ 2,900                 $  2,901
  Income taxes refunded......................               -                       -                     (20,713)
  Interest on long-term debt (1).............             72,600                  74,537                   81,293
  Other interest.............................                702                     436                      562
  Reorganization items - professional
    fees and other...........................               -                      4,310                    3,264

Non-cash investing and financing activities:
  Issuance of preferred stock for
    pay-in-kind dividends....................              3,867                  14,425                   12,893
  Grants of restricted shares of
    common stock.............................              1,716                     196                      575

_________________________

(1) Includes interest on bonds, letter of credit fees related to bonds, and postload interest on nuclear fuel financing that was not capitalized.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

B.  Regulation

General

     In 1999, both Texas and New Mexico enacted electric utility industry restructuring laws requiring competition in certain functions of the industry and ultimately in the Company's service area. The New Mexico Restructuring Law currently requires competition to begin on January 1, 2001. The Company believes the New Mexico Commission may delay the start of competition, but cannot predict the length of such delay, if any. Under the Texas Restructuring Law, the Company's Texas service area is exempt from competition until the expiration of the Freeze Period, currently scheduled to terminate in August 2005.

     The Company is working to become more competitive in response to these new restructuring laws as well as other regulatory, economic and technological changes occurring throughout the industry. Deregulation of the production of electricity and related services and increasing customer demand for lower priced electricity and other energy services have accelerated the industry's movement toward more competitive pricing and cost structures. These competitive pressures could result in the loss of customers and diminish the ability of the Company to fully recover its investment in generation assets. This issue is particularly important to the Company because its rates are significantly higher than national and regional averages. As a result of the initiation of deregulation in New Mexico and other portions of Texas, the Company may face increasing pressure on its retail rates and its rate freeze under the Texas Rate Stipulation. The Company's results of operations and cash flows may be adversely affected if it cannot maintain its current retail rates.

     The Company is particularly concerned with the ultimate recoverability of "stranded costs," or costs previously found by regulatory authorities to be reasonable and prudent, but which are higher than would be recovered under immediate, full competition. At the federal level, the FERC has announced, through a formal rulemaking, its intention to allow 100% recovery of all legitimate verifiable stranded costs attributable to FERC jurisdictional customers. The Texas Restructuring Law exempts the Company's Texas service area from retail competition, and preserves rates at their current levels, until the end of its Freeze Period. The Company is prohibited from recovering stranded costs or costs of transition to competition beyond the Freeze Period.

     Under the New Mexico Restructuring Law, the New Mexico Commission may limit the Company's recovery of its stranded costs. The New Mexico Restructuring Law also allows for recovery of prudent costs related to transition to competition. See "New Mexico Regulatory Matters - Deregulation" below.

Texas Regulatory Matters

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

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

     Deregulation. The Texas Restructuring Law requires an electric utility to separate its business activities into a power generation company, a retail electric provider, and a transmission and distribution utility by January 1, 2002. The Texas Restructuring Law also requires a utility to separate its customer energy services business from its regulated utility activities by September 1, 2000. A utility may accomplish this separation through creation of nonaffiliated companies, separate affiliated companies owned by a common holding company, or through the sale of assets to third parties. Although the Company is not subject to the Texas restructuring requirements until the expiration of the Freeze Period, the Company is subject to the restructuring requirements of the New Mexico Restructuring Law. See "New Mexico Regulatory Matters - Deregulation" below.

     The Texas Restructuring Law specifically recognizes and preserves the substantial benefits the Company bargained for in its Texas Rate Stipulation and Texas Settlement Agreement. The Texas Restructuring Law exempts the Company's Texas service area from retail competition, and preserves rates at their current levels until the end of its Freeze Period. At the end of the Freeze Period, the Company will be subject to retail competition and will have no further claim for recovery of stranded costs or costs of transition to competition. The Company believes that its continued ability to provide bundled electric service at current rates in its Texas service area will allow the Company to collect its Texas jurisdictional stranded costs and costs of transition to competition.

     Texas Rate Stipulation and Texas Settlement Agreement. The Company's rates for its Texas customers are governed by a rate order entered by the Texas Commission adopting the Texas Rate Stipulation and Agreed Order. The Agreed Order implemented certain provisions of the Texas Rate Stipulation and set rates consistent with the Texas Rate Stipulation. Among other things, under the Texas Rate Stipulation: (i) the Company's base rates for most customers in Texas were fixed for the ten-year Freeze Period which began in August 1995; (ii) the City of El Paso granted the Company a new franchise that extends through the Freeze Period; (iii) the Company retains 75% during the first five years of the Freeze Period and 50% during the remainder of the Freeze Period of (a) the revenues generated by providing third-party transmission services and (b) profit margins from certain off-system power sales; (iv) the Company's reacquisition of the Palo Verde leased assets was deemed to be in the public interest; and (v) all appeals of Texas Commission orders concerning the Company and all outstanding Texas Commission dockets concerning the Company's rates were resolved.

     Neither the Texas Rate Stipulation nor the Agreed Order deprives the Texas regulatory authorities of their jurisdiction over the Company during the Freeze Period. However, the Texas Commission determined in the Agreed Order that the rate freeze is in the public interest and results in just and reasonable rates. Further, the signatories to the Texas Rate Stipulation (other than the OPC and the State of Texas) agreed to not seek to initiate an inquiry into the reasonableness of the Company's rates during the Freeze Period and to support the Company's entitlement to rates at the freeze level throughout the Freeze Period. The Company believes, but cannot assure, that its cost of service will support rates at or above the freeze level throughout the Freeze Period and, therefore, does not believe any attempt to reduce the Company's rates would be successful. However, during the Freeze Period, the Company is precluded from seeking rate increases in Texas, even in the event of increased operating or capital costs. In the event of a merger, the parties to the Texas Rate Stipulation retain all rights provided in the Texas Rate Stipulation, the right to participate as a party in any proceeding related to the merger, and the right to pursue a reduction in rates below the freeze level to the extent of post-merger synergy savings.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS


     Following the New Mexico Settlement Agreement (see "New Mexico Regulatory Matters - New Mexico Settlement Agreement" below), the Company offered to enter into a comparable agreement in Texas. Based upon that offer, the Company entered into the Texas Settlement Agreement providing for: (i) a total annual jurisdictional base rate reduction of approximately $15.4 million; (ii) reconciliation of approximately $221.2 million of fuel revenues to fuel expenses for the 42-month period ended December 31, 1998, with no disallowance; and (iii) an agreement to use 50% of all Palo Verde performance rewards related to evaluation periods after 1997, when collected, for low-income assistance and for DSM programs, primarily focused on small business customers, through the end of the Freeze Period. The Texas Settlement Agreement was filed with the Texas Commission, the City of El Paso and all other municipalities having jurisdiction. The Texas Commission approved the Texas Settlement Agreement in June 1999.

     Fuel. Pursuant to Texas Commission rules, the Company must periodically make a filing to reconcile the revenues collected from Texas customers under its fixed fuel factor with the actual fuel and purchased power expenses incurred. Differences between revenues collected and expenses incurred during the reconciliation period are subject to a refund (in the case of an overrecovery of fuel costs) or surcharge (in the case of an underrecovery of fuel costs). The Texas Commission staff, local regulatory authorities such as the City of El Paso, and customers are entitled to intervene in a fuel reconciliation proceeding and to challenge the prudence of fuel and purchased power expenses. The Company's fuel expenses for its most recent reconciliation period of July 1995 through December 1998 were approved, with no disallowance, as part of the Texas Settlement Agreement.

     Palo Verde Performance Standards. The Texas Commission established performance standards for the operation of Palo Verde, pursuant to which each Palo Verde unit is evaluated annually to determine whether its three-year rolling average capacity factor entitles the Company to a reward or subjects it to a penalty. There are five performance bands based around a target capacity factor of 70%. The capacity factor is calculated as the ratio of actual generation to maximum possible generation. If the capacity factor, as measured on a station-wide basis for any consecutive 24-month period, should fall below 35%, the Texas Commission could reconsider the rate treatment of Palo Verde, regardless of the provisions of the Texas Rate Stipulation and the Texas Settlement Agreement. The removal of Palo Verde from rate base could have a significant negative impact on the Company's revenues and financial condition. Performance rewards and penalties for the evaluation periods ending in 1997, 1996 and 1995, as well as an agreement regarding disposition of half of any future rewards, were resolved in the Texas Settlement Agreement and the IRP stipulation. The Company has calculated significant performance rewards for the three-year periods ended December 31, 1999 and 1998. However, the ultimate disposition of these rewards is subject to Texas Commission review during the periodic fuel reconciliation proceedings discussed above. Performance rewards are not recorded on the Company's books until a final determination has been ordered by the Texas Commission in a fuel reconciliation proceeding. Performance penalties are recorded when assessed as probable by the Company.

     Integrated Resource Plan. Under Texas law and regulations of the Texas Commission, the Company was required to file an IRP in June 1998. The Company's IRP was the culmination of a lengthy planning process involving the Company, its customers, the Texas Commission, consumer advocates and various special interest groups. The purpose of integrated resource planning was to ensure acquisition of the lowest cost, adequate resources necessary to meet the varied needs of the Company

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS


and its customers, and to ensure the equitable allocation and distribution of the benefits of such resource acquisitions and other system benefits to all customer classes. The Company entered into an agreement with all parties with respect to all IRP issues, and a Texas Commission order adopting the agreement was issued in January 1999. Pursuant to the agreement, the Company will meet its resource needs through a combination of short-term purchased power and a DSM program. Pursuant to the IRP, the Company expects to incur DSM expenditures annually of approximately $1.0 million through 2001. Additionally, the Company committed a total of approximately $1.0 million to fund a low-income weatherization and energy efficiency program over a three-year period beginning in 1999. Finally, in response to interest expressed by its customers and encouragement from the Texas Commission and environmental advocates, the Company has committed to the development of renewable resources. Pursuant to the stipulation settling the IRP, the Company has pledged $3.6 million of prior Palo Verde performance rewards, including related interest, collected by the Company as a result of the Texas Settlement Agreement as initial financing for the development of renewable resources. The Company does not believe the IRP agreement will cause it to incur net costs materially in excess of those that would have been incurred in the absence of its IRP. Nevertheless, because of the Texas Rate Stipulation and the Texas Settlement Agreement, the Company will not be able to increase its rates to recover any increase in net costs actually experienced as a result of its IRP. Going forward, the Texas Restructuring Law abolished the requirement for utilities to develop IRPs; therefore, the Company will have no further IRP obligation after December 31, 2001.

New Mexico Regulatory Matters

     The New Mexico Commission has jurisdiction over the Company's rates and services in New Mexico and over certain other activities of the Company, including prior approval of the issuance, assumption or guarantee of securities. The New Mexico Commission's decisions are subject to judicial review. In January 1999, pursuant to a state constitutional amendment passed in 1996, the three-member appointed commission was replaced by an elected commission from five single-member districts, with regulatory responsibility for electricity, gas, water, telecommunications, insurance and securities activities within the state. The Company's New Mexico service area falls entirely within one district. The largest city in the Company's New Mexico service territory is Las Cruces, which in 1999 accounted for approximately 8% of the Company's total revenue.

     Deregulation. The New Mexico Restructuring Law requires the Company to reorganize its present corporate structure, separating its power generation and energy services businesses, which will become competitive, from its transmission and distribution business, which will remain regulated. Originally, utilities were required to file transition plans addressing the various restructuring issues, including the recovery of stranded costs, by March 1, 2000, which was subsequently extended to June 1, 2000. On March 1, 2000, the Company filed the first phase of its transition plan ("Transition Plan-Phase I") with the New Mexico Commission, requesting approval of the Company's proposed corporate reorganization under the New Mexico Restructuring Law. The Company filed its Transition Plan-Phase I early to allow the Company to obtain regulatory and other approvals necessary to complete its corporate separation by the January 1, 2001 deadline under the New Mexico Restructuring Law. The Company proposed to separate its current operations into a power generation subsidiary, a transmission and distribution subsidiary, and an energy services subsidiary, all owned and controlled by a common holding company. The Company will file its Transition Plan-Phase II by June 1, 2000, detailing the Company's proposed processes and procedures to implement customer choice in New Mexico.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS


     Under the New Mexico Restructuring Law, retail customer choice is currently scheduled to begin January 1, 2001 for public post-secondary educational institutions, public schools and residential and small business customers. Retail customer choice is currently scheduled to begin January 1, 2002 for all other customers. The New Mexico Restructuring Law allows a utility to recover at least 50% of its stranded costs with up to 100% recovery allowed if the New Mexico Commission determines that additional recovery (i) is in the public interest, (ii) is necessary to maintain the utility's financial integrity, (iii) is necessary to continue adequate and reliable service, and (iv) will not cause an increase in rates to residential and small business customers. The New Mexico Restructuring Law, however, includes decommissioning costs as part of stranded costs. Because the New Mexico Restructuring Law defines decommissioning costs as a stranded cost, it is possible that the New Mexico Commission may allow only 50% recovery of decommissioning costs. However, the New Mexico Restructuring Law also specifically provides that nothing in the law should be interpreted as requiring the New Mexico Commission to issue an order which would jeopardize the exclusive use of the external sinking fund method for meeting decommissioning obligations pursuant to federal guidelines. The Company believes this provision requires the full recovery of New Mexico decommissioning requirements over the life of the nuclear asset through a separate non-bypassable wires charge. The Company cannot predict how the New Mexico Commission will ultimately treat this matter.

     The New Mexico Restructuring Law allows the Company to recover reasonable, prudent and unmitigated costs that the Company would not have incurred but for its compliance with the New Mexico Restructuring Law. These transition costs do not include stranded costs, costs the Company can collect under federally approved rates or rates approved by the New Mexico Commission, or any costs the Company would have incurred regardless of the New Mexico Restructuring Law. The Company cannot predict whether the New Mexico Commission will allow the Company to recover all of its transition costs.

     The New Mexico Restructuring Law also allowed the New Mexico Commission to review and either confirm, reject or modify the Company's New Mexico Settlement Agreement. On November 30, 1999, the New Mexico Commission issued a final order finding that the Company's New Mexico Settlement Agreement did not, under the terms of the New Mexico Restructuring Law, constitute a plan or approval for recovery of stranded costs. On December 30, 1999, the Company filed a motion for rehearing requesting the New Mexico Commission to confirm that it would determine the Company's stranded costs by using either (i) the stranded cost recovery formula contained in the New Mexico Restructuring Law, applied to the Company's generation asset values in effect prior to the rate base write-downs contained in the New Mexico Settlement Agreement, or (ii) the Company's stranded costs contained in the New Mexico Settlement Agreement. This would allow the Company to either (i) preserve the stranded cost benefits obtained in the New Mexico Settlement Agreement or (ii) be subject to the same stranded cost provisions of the New Mexico Restructuring Law as every other electric utility in New Mexico. On January 18, 2000, the New Mexico Commission issued an order granting the Company's request.

     New Mexico Settlement Agreement. In July 1998, the Company entered into the New Mexico Settlement Agreement with certain parties, including the New Mexico Commission staff and the New Mexico Attorney General, but not Las Cruces. In September 1998, the New Mexico Commission issued an order adopting, with some modification, the New Mexico Settlement Agreement. The

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS


New Mexico Settlement Agreement became effective on October 26, 1998 and provides for (i) a total annual jurisdictional base revenue reduction of $4.6 million; (ii) a 30-month moratorium on rate increases or decreases in New Mexico; (iii) the elimination of the need for future fuel reconciliations in New Mexico by incorporating the existing fixed fuel factor into base rates; (iv) an increased degree of ratemaking certainty for the future achieved by an agreement among the signatories reducing the net value of certain assets by approximately $56 million on a New Mexico jurisdictional basis for ratemaking purposes (but with no effect on book values), while establishing the signatories' agreement that the Company is entitled to 100% recovery of such revalued assets; and (v) the ability to enter into long-term rate contracts with commercial and industrial customers in New Mexico. Additionally, as a result of the New Mexico Settlement Agreement, the Company will contribute $0.4 million annually ($1.0 million over the term of the moratorium period) to a social services agency in Dona Ana County providing assistance to low-income individuals. Although the New Mexico Settlement Agreement was structured to allow recovery of previously underrecovered fuel balances, the order adopting the New Mexico Settlement Agreement does not support the recognition of this asset in the Company's financial statements under existing accounting standards. The Company wrote off the book value of undercollected fuel revenues in its New Mexico jurisdiction as of September 30, 1998, which amounted to $3.8 million, net of tax, although the Company believes that, based on current estimates of future fuel prices and operating costs, it will recover 100% of these amounts.

     Fuel. Prior to the New Mexico Settlement Agreement, the Company was required to file annual reports reconciling the revenues collected under its New Mexico fixed fuel factor with its New Mexico fuel and purchased power expenses, along with the results of the application of Palo Verde performance standards. As a result of the New Mexico Settlement Agreement, outstanding fuel issues from filings in 1998 and 1997 were satisfactorily resolved with no disallowance of fuel and purchased power costs or the performance rewards, and the existing fixed fuel factor was incorporated into base rates.

     Palo Verde Performance Standards. As a result of the New Mexico Settlement Agreement, the Palo Verde performance standards, which had been in place since 1986, were eliminated. Consequently, the Company is no longer entitled to a reward or exposed to a penalty in New Mexico resulting from the operations of Palo Verde. The performance standards report filed with the New Mexico Commission in January 1998 was the final such report and entitled the Company to a reward of $1.1 million.

Federal Regulatory Matters

     Federal Energy Regulatory Commission. The Company is subject to regulation by the FERC in certain matters, including rates for wholesale power sales, transmission of electric power and the issuance of securities.

     On December 15, 1999, the FERC approved its final rule ("Order 2000") on Regional Transmission Organizations ("RTOs"). Order 2000 strongly encourages, but does not require, public utilities to form and join RTOs. Order 2000 establishes (i) the minimum characteristics and functions an RTO must satisfy to obtain FERC acceptance; (ii) a collaborative process allowing public utilities and non-public utilities that own, operate or control interstate transmission facilities, consulting with state officials as appropriate, to consider and develop RTOs; (iii) a proposal to consider transmission ratemaking returns on a case-specific basis; (iv) opportunities for non-monetary regulatory benefits for RTOs, including deference in dispute resolution and streamlined filing and approval procedures; and

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS


(v) a time line for public utilities to make appropriate filings with the FERC to initiate operation of RTOs. All public utilities that own, operate or control interstate transmission facilities must file, by October 15, 2000, either a proposal to participate in an RTO or an alternative filing describing efforts and plans to participate in an RTO. Order 2000 also proposes RTO startup by December 15, 2001.

     The Company is an active participant in the development of the Desert Southwest Transmission and Reliability Operator ("Desert Star"). The Company believes Desert Star will qualify as an RTO under Order 2000. The Company intends, subject to the resolution of outstanding issues, to participate in Desert Star. As a participating transmission owner, the Company will transfer operations of its transmission system to Desert Star. The Company believes the Desert Star proposal will be submitted to the FERC by October 15, 2000. Desert Star is currently scheduled to become operational by January 1, 2002. If Desert Star fails to become operational, the Company intends to participate in another RTO similar to Desert Star.

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

     In May 1999, the FERC issued its opinion in a proceeding brought by SPS regarding the use of the Company's transmission system to serve Las Cruces, holding that once the Company's calculation of available transmission capacity was adjusted to reflect the assumed discontinuation of service to Las Cruces and CFE, the Company would have sufficient transmission capacity over the Eddy County tie to meet SPS' request for firm transmission service. Although the Company has filed a compliance filing as required by the FERC's order, the filing reflects that the Company does not have sufficient transmission capacity over the Eddy County tie to meet SPS' request for firm transmission service. The Company filed a motion for rehearing of the FERC's decision. The FERC has extended its time limit for ruling on this motion. The Company does not expect a material financial impact from this FERC

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS


ruling. However, the Company is concerned that an adverse FERC ruling would result in impaired reliability of service to the Company's retail customers and increased costs. This case will not be automatically dismissed under the settlement agreement with Las Cruces because SPS, not Las Cruces, was the original complainant. Although the SPS complaint was based upon the creation of a Las Cruces municipal utility, the Company cannot predict whether the case will be dismissed as a result of its settlement with Las Cruces.

     On February 24, 2000, the Company and Las Cruces entered into a settlement agreement ending Las Cruces' efforts to municipalize the Company's distribution system in Las Cruces. Under the terms of the settlement agreement, all existing litigation between the Company and Las Cruces, including all litigation pending before the FERC, will be dismissed. For a discussion of this settlement agreement, see Note I.

     Department of Energy. The DOE regulates the Company's exports of power to CFE in Mexico pursuant to a license granted by the DOE and a presidential permit. The DOE has determined that all such exports over international transmission lines shall be made in accordance with Order No. 888. The DOE is authorized to assess operators of nuclear generating facilities for a share of the costs of decommissioning the DOE's uranium enrichment facilities and for the ultimate costs of disposal of spent nuclear fuel. See Note C for discussion of spent fuel storage and disposal costs.

     Nuclear Regulatory Commission. The NRC has jurisdiction over the Company's licenses for Palo Verde and regulates the operation of nuclear generating stations to protect the health and safety of the public from radiation hazards. The NRC also has the authority to conduct environmental reviews pursuant to the National Environmental Policy Act.

Wholesale Customers

     The Company provides IID with 100 MW of firm capacity and associated energy and 50 MW of system contingent capacity and associated energy pursuant to a 17-year agreement which expires April 30, 2002. The Company also provides TNP with up to 75 MW of firm power and associated energy pursuant to an agreement which expires December 31, 2002. The contract allows TNP to specify a maximum annual amount with one year's notice. TNP elected to receive up to 25 MW for 2000.

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

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS


     Other jointly-owned utility plant includes 7% of Units 4 and 5 at Four Corners Generating Station ("Four Corners") and certain other transmission facilities. A summary of the Company's investment in jointly-owned utility plant, excluding fuel, at December 31, 1999 and 1998 is as follows (In thousands):

                                                    December 31, 1999                      December 31, 1998
                                             -------------------------------        -------------------------------
                                               Palo Verde                            Palo Verde
                                                 Station            Other              Station            Other
                                             -------------     -------------       -------------     --------------
     Electric plant in service..............      $594,755          $180,196            $602,061           $180,185
     Accumulated depreciation...............       (88,004)          (55,526)            (64,595)           (40,959)
     Construction work in progress..........        16,502             3,373              14,084              2,710

     Pursuant to the ANPP Participation Agreement, the Palo Verde Participants share costs and generating entitlements in the same proportion as their percentage interests in the generating units, and each participant is required to fund its proportionate share of fuel, other operations, maintenance and capital costs, which, except capital costs, are included in the corresponding expense captions in the statements of operations. The Company's total monthly share of these costs was approximately $6.9 million in 1999. The ANPP Participation Agreement provides that if a participant fails to meet its payment obligations, each non-defaulting participant shall pay its proportionate share of the payments owed by the defaulting participant.

     Decommissioning. Pursuant to the ANPP Participation Agreement and federal law, the Company must fund its share of the estimated costs to decommission Palo Verde Units 1, 2 and 3, including the Common Facilities, over their estimated useful lives of 40 years (to 2024, 2025 and 2027, respectively). The Company's funding requirements are determined periodically based upon engineering cost estimates performed by outside engineers retained by APS.

     In December 1998, the Palo Verde Participants approved an updated decommissioning study. The 1998 study determined that the Company will have to fund approximately $280.5 million (stated in 1998 dollars) to cover its share of decommissioning costs. Cost estimates for decommissioning have increased with each study. The previous cost estimate from a 1995 study determined that the Company would have to fund approximately $229 million (stated in 1995 dollars). The 1998 estimate reflects a 22% increase from the 1995 estimate primarily due to increases in estimated costs for spent fuel storage after operations have ceased. See "Spent Fuel Storage" below.

     Although the 1998 study was based on the latest available information, there can be no assurance that decommissioning cost estimates will not continue to increase in the future or that regulatory requirements will not change. In addition, until a new low-level radioactive waste repository opens and operates for a number of years, estimates of the cost to dispose of low-level radioactive waste are subject to significant uncertainty. The decommissioning study is updated every three years and a new study is expected to be completed in 2001. See "Disposal of Low-Level Radioactive Waste" below.

     The Company will recover its current decommissioning cost estimates through its existing rates during the Freeze Period, and thereafter under the provisions of the Texas Restructuring Law. The rate freeze under the Texas Rate Stipulation and the rate reduction under the Texas Settlement Agreement

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

preclude the Company from seeking a rate increase in Texas to recover increases in decommissioning cost estimates during the Freeze Period. See Note B.

     Prior to the start of competition in New Mexico, the Company will continue to collect 100% of its decommissioning cost estimates under the New Mexico Settlement Agreement. Under the New Mexico Restructuring Law, however, the New Mexico Commission could effectively reduce the Company's recovery of its decommissioning costs. See Note B.

     The Company has established external trusts with independent trustees, which enable the Company to record a current deduction for federal income tax purposes of a portion of amounts funded. As of December 31, 1999, the fair market value of the trust funds was approximately $57.1 million, which is reflected in the Company's balance sheet in deferred charges and other assets.

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

     The projected service lives of the units' steam generators are reassessed by APS periodically in conjunction with inspections made during scheduled outages of the Palo Verde units. In 1997, the Palo Verde Participants unanimously approved the purchase of one set of spare steam generators for delivery in September 2002. In December 1999, the Palo Verde Participants unanimously approved installation of the new steam generators in Unit 2. The Company's portion of total costs associated with construction and installation of new steam generators in Unit 2, including replacement power costs, is currently estimated not to exceed $44 million. APS has also stated that, based on the latest available data, it estimates that the steam generators in Units 1 and 3 should operate for their designated lives of 40 years. However, APS is reassessing whether it is economically desirable to replace the steam generators in Units 1 and 3. Such replacements would also require the unanimous approval of the Palo Verde Participants.

     The Texas Rate Stipulation precludes the Company from seeking a rate increase during the Freeze Period to recover additional capital costs associated with the replacement of steam generators. The Company cannot recover these costs through regulated rates in New Mexico since generation and power supply are currently scheduled to become a competitive function in January 2001 under the New Mexico Restructuring Law. Finally, the Company cannot assure that it will be able to recover these capital costs through its wholesale power rates or its competitive retail rates that become applicable after the start of competition. See also Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview."

     Spent Fuel Storage. In June 1999, APS requested approval from the NRC to use more of the space in the existing spent fuel storage facilities at Palo Verde. The NRC approved this request on March 2, 2000. As a result, the spent fuel storage facilities will have sufficient capacity to store all fuel expected to be discharged from normal operation of all three Palo Verde units through 2003. Alternative on-site storage facilities are currently being constructed to supplement existing facilities. Spent fuel will be

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS


removed from the original facilities as necessary and placed in special storage casks which will be stored at the new facilities until accepted by the DOE for permanent disposal. The alternative facilities will be built in stages to accommodate casks on an as needed basis and are expected to be available for use by the end of 2002.

     Pursuant to the Nuclear Waste Policy Act of 1982, as amended in 1987 (the "Waste Act"), the DOE is legally obligated to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by all domestic power reactors. In accordance with the Waste Act, the DOE entered into a spent nuclear fuel contract with the Company and all other Palo Verde Participants. In November 1989, the DOE reported that its spent nuclear fuel disposal facilities would not be in operation until 2010. Subsequent judicial decisions required the DOE to start accepting spent nuclear fuel by January 31, 1998. The DOE did not meet that deadline, and the Company cannot currently predict when spent fuel shipments to the DOE's permanent disposal site will commence. The 1998 decommissioning study assumes that only 14 of 333 spent fuel casks will have been removed from Palo Verde by 2037 when title to the remaining spent fuel is assumed to be transferred to the DOE. In January 1997, the Texas Commission established a project to evaluate what, if any, action it should take with regard to payments made to the DOE for funding of the DOE's obligation to start accepting spent nuclear fuel by January 31, 1998. After receiving initial comments, no further action has been taken on the project.

     In July 1998, APS filed, on behalf of all Palo Verde Participants, a petition for review with the United States Court of Appeals for the District of Columbia Circuit seeking confirmation that findings by the Circuit Court in a prior case brought by Northern States Power regarding the DOE's failure to comply with its obligation to begin accepting spent nuclear fuel would apply to all spent nuclear fuel contract holders. The Circuit Court held APS' petition in abeyance pending the United States Supreme Court's decision to review the Northern States Power case. In November 1998, the Supreme Court denied review of this case. The Circuit Court subsequently dismissed APS' petition after the Circuit Court issued clarifying orders essentially granting the relief sought by APS. APS is monitoring pending litigation between the DOE and other nuclear operators before initiating further legal proceedings or other procedural measures on behalf of the Palo Verde Participants to enforce the DOE's statutory and contractual obligations. The Company is unable to predict the outcome of these matters at this time.

     The Company expects to incur significant spent fuel storage costs during the life of Palo Verde that it believes are the responsibility of the DOE. These costs will be expensed as incurred until an agreement is reached with the DOE for recovery of these costs. However, the Company cannot predict when, if ever, these additional costs will be recovered from the DOE.

     Disposal of Low-Level Radioactive Waste. Congress has established requirements for the disposal by each state of low-level radioactive waste generated within its borders. Arizona, California, North Dakota and South Dakota have entered into a compact (the "Southwestern Compact") for the disposal of low-level radioactive waste. California will act as the first host state of the Southwestern Compact, and Arizona will serve as the second host state. The construction and opening of the California low-level radioactive waste disposal site in Ward Valley has been delayed due to extensive public hearings, disputes over environmental issues and review of technical issues related to the proposed site. Palo Verde is projected to undergo decommissioning during the period in which Arizona will act as host for the Southwestern Compact. However, the opposition, delays, uncertainty and costs experienced in

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

California demonstrate possible roadblocks that may be encountered when Arizona seeks to open its own waste repository.

     Liability and Insurance Matters. The Palo Verde Participants have public liability insurance against nuclear energy hazards up to the full limit of liability under federal law. The insurance consists of $200 million of primary liability insurance provided by commercial insurance carriers, with the balance being provided by an industry-wide retrospective assessment program, pursuant to which industry participants would be required to pay an assessment to cover any loss in excess of $200 million. Effective August 1998, the maximum assessment per reactor for each nuclear incident is approximately $90.7 million, subject to an annual limit of $10 million per incident. Based upon the Company's 15.8% interest in Palo Verde, the Company's maximum potential assessment per incident is approximately $43.0 million for all three units with an annual payment limitation of approximately $4.7 million.

     The Palo Verde Participants maintain "all risk" (including nuclear hazards) insurance for damage to, and decontamination of, property at Palo Verde in the aggregate amount of $2.75 billion, a substantial portion of which must first be applied to stabilization and decontamination. Finally, the Company has obtained insurance against a portion of any increased cost of generation or purchased power which may result from an accidental outage of any of the three Palo Verde units if the outage exceeds 12 weeks.

     Coal Reclamation. In 1999, upon final review of a study conducted by an outside engineering firm, the Company reduced its estimated final reclamation and coal mine closure liability related to the Company's interest in Four Corners from $14.8 million to $8.2 million. The $6.6 million adjustment was recorded as a reduction of energy expenses in the fourth quarter of 1999.

D.  Common Stock

Overview

     The Company's common stock has a stated value of $1 per share, with no cumulative voting rights or preemptive rights. Holders of the common stock have the right to elect the Company's directors and to vote on other matters.

     Prior to September 1999, the Company's First and Second Supplemental Indentures restricted the Company's ability to pay dividends on its common stock. So long as the Company's First Mortgage Bonds are outstanding and the series with the longest maturity was not rated "investment grade" by either Standard & Poor's Rating Service ("S&P") or Moody's Investors Service, Inc. ("Moody's"), the Company was significantly limited in its ability to declare any dividend on the common stock, other than in additional shares of common stock. The Company's First Mortgage Bonds were upgraded to investment grade by S&P in September 1999 and by Moody's in November 1999.

1996 and 1999 Long-Term Incentive Plans

     The 1996 Long-Term Incentive Plan (the "1996 Plan") authorized the issuance of up to 3,500,000 shares of common stock for the benefit of officers, key employees and non-employee directors

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

through the award or grant of non-statutory stock options, incentive stock options, stock appreciation rights, restricted stock, bonus stock and performance stock.

     In May 1999, the Company's shareholders approved the adoption of a stock-based long-term incentive plan (the "1999 Plan"). Under the 1999 Plan, directors, officers, managers, other employees and consultants are eligible to receive non-statutory stock options, incentive stock options, stock appreciation rights, restricted stock, bonus stock and performance shares covering up to two million shares of common stock. In July 1999, the Company filed its Registration Statement on Form S-8 registering the two million shares of common stock reserved for issuance under the 1999 Plan. In August 1999, the FERC approved the issuance of shares under the 1999 Plan.

     Stock Options. Stock options have been granted at prices equal to or greater than the market value of the shares at the date of grant. The options expire ten years from the date of grant unless terminated earlier by the Board of Directors. The following table summarizes the transactions of the Company's stock options for 1999, 1998 and 1997:

                                                                                          Weighted
                                                                                           Average
                                                                        Number of         Exercise
                                                                         Shares             Price
                                                                        ---------         --------

Unexercised options outstanding at December 31, 1996..........          1,900,000         $   5.69
     Options granted..........................................             55,000             6.56
     Options exercised........................................               -                 -
     Options forfeited........................................             (5,000)            6.56
                                                                        ---------
Unexercised options outstanding at December 31, 1997..........          1,950,000             5.71
     Options granted..........................................            585,000             7.71
     Options exercised........................................               -                 -
     Options forfeited........................................               -                 -
                                                                        ---------
Unexercised options outstanding at December 31, 1998..........          2,535,000             6.17
                                                                        ---------
     Options granted..........................................            255,644             8.24
     Options exercised........................................               -                 -
     Options forfeited........................................               -                 -
                                                                        ---------
Unexercised options outstanding at December 31, 1999..........          2,790,644             6.16
                                                                        =========

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

     Stock option awards provide for vesting periods of up to five years. Stock options outstanding at December 31, 1999 are as follows:

   Exercise           Number             Remaining              Number
    Price          Outstanding        Life, In Years         Exercisable
   --------        -----------        --------------         -----------

   $  5.32            800,000              6.3                  640,000
      5.56            800,000              6.4                  560,000
      6.56             50,000              7.3                   50,000
      7.00            300,000              6.4                  300,000
      7.50            525,000              8.0                  105,000
      9.50             60,000              8.4                   60,000
      8.75            100,000              9.0                        -
      7.38             50,000              9.3                   50,000
      8.13            100,000              9.0                        -
      8.94              2,703              9.6                    2,703
      9.00              2,941              9.9                    2,941
                    ---------                                 ---------
                    2,790,644                                 1,770,644
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

                                                                              Years Ended December 31,
                                                                 ----------------------------------------------
                                                                   1999                1998               1997
                                                                 -------             -------            -------
Net income applicable to common
stock (In thousands):
       As reported..................................             $28,276             $45,709            $38,649
       Pro forma....................................              27,380              44,913             38,093

  Basic earnings per share:
       As reported..................................               0.476               0.760              0.643
       Pro forma....................................               0.461               0.746              0.634

  Diluted earnings per share:
       As reported..................................               0.473               0.754              0.639
       Pro forma....................................               0.458               0.742              0.630

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

     The fair value for these options was estimated at the grant date using the Black-Scholes option pricing model. Weighted average assumptions and grant-date fair value for 1999, 1998 and 1997 are presented below:

                                                         1999              1998               1997
                                                        ------            ------             ------
        Risk-free interest rate                           5.01%             5.82%              6.76%
        Expected life, in years                             10                10                 10
        Expected volatility                              33.98%             7.47%             10.86%
        Expected dividend yield                              -                 -                  -
        Fair value                                      $ 4.58             $2.97             $ 3.24

     Restricted Stock. The Company has awarded vested and unvested restricted stock awards under the 1996 Plan. Restrictions from resale generally lapse, and unvested awards vest, over periods of four to five years. The market value of the restricted stock at the time of grant is recorded as unearned compensation as a separate component of common stock equity and is amortized to expense over the restriction period. During 1999, 1998 and 1997, approximately $1.2 million, $0.5 million and $0.5 million, respectively, related to restricted stock awards was charged to expense. The following table summarizes the vested and unvested restricted stock awards for 1999, 1998 and 1997:

                                                                 Vested             Unvested               Total
                                                                -------             --------              -------
 Restricted shares outstanding at December 31, 1996...           80,000              100,000              180,000
   Restricted stock awards............................           47,440               36,815               84,255
   Lapsed restrictions and vesting....................          (40,488)             (27,363)             (67,851)
                                                                -------              -------              -------
 Restricted shares outstanding at December 31, 1997...           86,952              109,452              196,404
   Restricted stock awards............................             -                  26,675               26,675
   Lapsed restrictions and vesting....................          (40,488)             (32,698)             (73,186)
   Forfeitures........................................             -                  (1,908)              (1,908)
                                                                -------              -------              -------
 Restricted shares outstanding at December 31, 1998...           46,464              101,521              147,985
   Restricted stock awards............................           94,619              116,125              210,744
   Lapsed restrictions and vesting....................          (40,488)             (58,021)             (98,509)
   Forfeitures........................................             -                  (1,432)              (1,432)
                                                                -------              -------              -------
 Restricted shares outstanding at December 31, 1999...          100,595              158,193              258,788
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

Common Stock Repurchase Program

     In May 1999, the Company's Board of Directors approved a stock repurchase program allowing the Company to purchase outstanding shares of its common stock from time to time, up to a total of six million shares. The Company will make purchases primarily in the open market at prevailing prices and will also engage in private transactions, if appropriate. The shares that the Company acquires will be available for issuance under employee benefit and stock option plans or may be retired. As of

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

December 31, 1999, the Company had repurchased 3,169,289 shares of common stock at a cost of approximately $28.7 million, including commissions.

Reconciliation of Basic and Diluted Earnings Per Common Share

     The reconciliation of basic and diluted earnings per common share before extraordinary items is presented below:

                                                                Year Ended December 31, 1999
                                                        --------------------------------------------
                                                                                               Per
                                                                                             Common
                                                         Income           Shares              Share
                                                        --------       ------------         --------
                                                    (In thousands)

Income before extraordinary item..............          $43,809
 Less:
  Preferred stock:
   Dividend requirements......................            2,616
   Redemption costs...........................            9,581
                                                        -------

Basic earnings per common share:
  Net income applicable to common stock.......           31,612          59,349,468         $  0.533
                                                                                            ========

Effect of dilutive securities:
  Unvested restricted stock...................             -                 32,729
  Stock options...............................             -                349,452
                                                        -------        ------------

Diluted earnings per common share:
  Net income applicable to common stock.......          $31,612          59,731,649         $  0.529
                                                        =======        ============         ========

                                                                 Year Ended December 31, 1998
                                                        --------------------------------------------
                                                                                               Per
                                                                                             Common
                                                         Income           Shares              Share
                                                        --------       ------------         --------
                                                    (In thousands)

Income before extraordinary item..............          $57,073
  Less:  Preferred stock dividend requirements           14,707
                                                        -------

Basic earnings per common share:
  Net income applicable to common stock.......           42,366          60,168,234         $  0.704
                                                                                            ========

Effect of dilutive securities:
  Unvested restricted stock...................             -                 30,309
  Stock options...............................             -                434,755
                                                        -------        ------------

Diluted earnings per common share:
  Net income applicable to common stock.......          $42,366          60,633,298         $  0.699
                                                        =======        ============         ========

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS


                                                                     Year Ended December 31, 1997
                                                             --------------------------------------------
                                                                                                    Per
                                                                                                  Common
                                                              Income           Shares              Share
                                                             --------       ------------         --------
                                                          (In thousands)

     Income before extraordinary item..............          $54,568
       Less:  Preferred stock dividend requirements           13,144
                                                             -------

     Basic earnings per common share:
       Net income applicable to common stock.......           41,424          60,128,505         $  0.689
                                                                                                 ========

     Effect of dilutive securities:
       Unvested restricted stock...................             -                 16,041
       Stock options...............................             -                293,086
                                                             -------        ------------

     Diluted earnings per common share:
       Net income applicable to common stock.......          $41,424          60,437,632         $  0.685
                                                             =======        ============         ========

     Options that were excluded from the computation of diluted earnings per common share because the options' exercise price was greater than the average market price of the common shares for the period are listed below:

     1) 300,000 options granted June 11, 1996 at an exercise price of $7.00 were excluded for the second through fourth quarters of 1997.
     2) 525,000 options granted January 2, 1998 at an exercise price of $7.50 were excluded for the first quarter of 1998.
     3) 60,000 options granted May 29, 1998 at an exercise price of $9.50 were excluded for the second through fourth quarters of 1998 and all of 1999.
     4) 100,000 options granted January 11, 1999 at an exercise price of $8.75 were excluded for the first and second quarters of 1999.

E.   Preferred Stock

     In March 1999, after obtaining required consents of holders of certain of the Company's outstanding debt securities, the Company redeemed its Series A Preferred Stock. The Company paid the redemption price of approximately $139.6 million, accrued cash dividends of $1.3 million, and premium, fees and costs of securing the consents aggregating $9.6 million. The preferred stock had an annual dividend rate of 11.40%.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

   Following is a summary of the changes in the preferred stock for 1999, 1998 and 1997:

                                                              Shares                Amount
                                                            ----------            ---------
                                                                                (In thousands)
      Balance at December 31, 1996...................        1,084,264            $ 108,426
        Issuance of dividends........................          128,924               12,893
                                                            ----------            ---------
      Balance at December 31, 1997...................        1,213,188              121,319
        Issuance of dividends........................          144,256               14,425
                                                            ----------            ---------
      Balance at December 31, 1998...................        1,357,444              135,744
        Issuance of dividends........................           38,670                3,867
        Redemption of preferred stock................       (1,396,114)            (139,611)
                                                            ----------            ---------
      Balance at December 31, 1999...................             -               $    -
                                                            ==========            =========

F. Long-Term Debt and Financing and Capital Lease Obligations

   Outstanding long-term debt and financing and capital lease obligations are as follows:

                                                                                            December 31,
                                                                                    ---------------------------
                                                                                       1999             1998
                                                                                    ---------        ----------
                                                                                       (In thousands)
Long-Term Debt:
   First Mortgage Bonds (1):
     7.25%  Series A, issued 1996, due 1999..................................       $       -        $  36,034
     7.75%  Series B, issued 1996, due 2001..................................          38,571           62,698
     8.25%  Series C, issued 1996, due 2003..................................          94,505          119,292
     8.90%  Series D, issued 1996, due 2006..................................         211,402          223,132
     9.40%  Series E, issued 1996, due 2011..................................         250,498          273,398

   Pollution Control Bonds (2):
     Secured by First Mortgage Collateral Series Bonds:
        Variable rate bonds, due 2014........................................          63,500           63,500
        Variable rate refunding bonds, due 2013..............................          33,300           33,300
        Variable rate refunding bonds, due 2014..............................          37,100           37,100
        Variable rate refunding bonds, due 2015..............................          59,235           59,235

   Promissory note, due 2007 ($93,000 due in 2000) (3)........................            558              646
                                                                                    ---------        ---------
          Total long-term debt...............................................         788,669          908,335
                                                                                    ---------        ---------

Financing and Capital Lease Obligations:
  Nuclear fuel ($25,261,000 due in 2000) (4).................................          48,292           49,316
  Turbine lease ($1,688,000 due in 2000) (5).................................           1,688            3,228
                                                                                    ---------        ---------
          Total financing and capital lease obligations......................          49,980           52,544
                                                                                    ---------        ---------
          Total long-term debt and financing and capital
            lease obligations................................................         838,649          960,879

Current maturities (amount due within one year)..............................         (27,042)         (63,817)
                                                                                    ---------        ---------
                                                                                    $ 811,607        $ 897,062
                                                                                    =========        =========

--------------------
(1)  First Mortgage Bonds

  Substantially all of the Company's utility plant is subject to liens under the First Mortgage Indenture.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS



     The First Mortgage Indenture imposes certain limitations on the ability of the Company to (i) declare or pay dividends on common stock; (ii) incur additional indebtedness or liens on mortgaged property; and (iii) enter into a consolidation, merger or sale of assets.

     The Company repaid the remaining $36.0 million of Series A bonds at their maturity on February 1, 1999. The Series B, C and D bonds may not be redeemed by the Company prior to maturity. The Series E bonds may be redeemed at the option of the Company, in whole or in part, on or after February 1, 2006. The Company is not required to make mandatory redemption or sinking fund payments with respect to the bonds prior to maturity.

     Repurchases of First Mortgage Bonds made during 1999, 1998 and 1997 are as follows (In thousands):

                                                                       Years Ended December 31,
                                                      ---------------------------------------------------------
                                                          1999                   1998                   1997
                                                      -----------            -----------            -----------
       7.25% Series A.....................            $      -               $    30,227            $    12,005
       7.75% Series B.....................                 24,127                   -                    16,073
       8.25% Series C.....................                 24,787                   -                    29,697
       8.90% Series D.....................                 11,730                   -                    12,825
       9.40% Series E.....................                 22,900                   -                    12,502
                                                      -----------            -----------            -----------
         Total............................            $    83,544            $    30,227            $    83,102
                                                      ===========            ===========            ===========



(2)  Pollution Control Bonds

     The Company has four series of tax exempt Pollution Control Bonds in an aggregate principal amount of approximately $193.1 million. The average effective annual interest rate on the bonds is calculated to be 6.17% at December 31, 1999. The bonds may be required to be repurchased at the holder's option or are subject to mandatory redemption upon the occurrence of certain events, and are redeemable at the option of the Company under certain circumstances. Each of the tax exempt issues is enhanced by a letter of credit. The Company's obligation to the issuing banks pursuant to the letter of credit reimbursement agreements are secured by First Mortgage Collateral Series Bonds (the "Collateral Series Bonds") issued pursuant to the First Mortgage Indenture in the amount of the letters of credit.

(3)  Promissory Note

     The note has an annual interest rate of 5.5% and is secured by certain furniture and fixtures.

(4)  Nuclear Fuel Financing

     The Company has available a $100 million credit facility that provides for up to $70 million for the financing of nuclear fuel and up to $50 million, depending on the balance of nuclear fuel financings, for working capital. This financing is accomplished through a trust that borrows under the facility to acquire and process the nuclear fuel. The Company is obligated to repay the trust's borrowings with interest, and has secured this obligation with the Collateral Series Bonds. In the Company's financial statements, the assets and liabilities of the trust are reported as assets and liabilities of the Company.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS


(5)  Copper Turbine Lease Obligation

     The Company leases a turbine and certain other related equipment under a lease which is currently accounted for as a capital lease and expires in July 2000. Semiannual lease payments, including interest, are approximately $0.9 million through July 2000. The effective annual interest rate implicit in this lease is calculated to be 9.6%. The Company has renewed the lease through July 2005, with an extension option for two additional years. The renewal lease will be accounted for as an operating lease as of the effective date of the lease renewal and requires semiannual lease payments of approximately $0.4 million.

     The letter of credit reimbursement agreements which enhance the Company's Pollution Control Bonds and the $100 million credit facility require compliance with certain total debt and interest coverage ratios. The Company maintained the required compliance throughout 1999.

     As of December 31, 1999, the scheduled maturities for the next five years of long-term debt and financing and capital lease obligations are as follows (In thousands):


           2000...............................................  $27,042
           2001...............................................   61,701
           2002...............................................      104
           2003...............................................   94,615
           2004...............................................      116

The table above does not reflect future obligations and maturities related to nuclear fuel purchase commitments.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

G.   Income Taxes

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1999 and 1998 are presented below (In thousands):

                                                                                        December 31,
                                                                            ------------------------------------
                                                                                1999                    1998
                                                                            ------------            ------------
  Deferred tax assets:
     Benefits of tax loss carryforwards.............................        $    137,752            $    171,977
     Pensions and benefits..........................................              45,341                  45,380
     Decommissioning................................................              29,642                  25,800
     Investment tax credit carryforward.............................              20,410                  20,410
     Alternative minimum tax credit carryforward....................              16,776                  14,719
     Reorganization expenses financed with bonds....................               9,247                  15,777
     Capital leases.................................................               2,015                   2,349
     Other (including state deferred taxes).........................              17,008                  14,898
                                                                            ------------            ------------
          Total gross deferred tax assets...........................             278,191                 311,310
                                                                            ------------            ------------
     Less valuation allowance:
       Federal......................................................              12,661                  12,661
        State.......................................................              15,659                  16,314
                                                                            ------------            ------------
          Total valuation allowance.................................              28,320                  28,975
                                                                            ------------            ------------
             Net deferred tax assets................................             249,871                 282,335
                                                                            ------------            ------------

  Deferred tax liabilities:
     Plant, principally due to depreciation
       and basis differences........................................            (256,701)               (264,175)
     Other..........................................................              (5,673)                 (7,642)
                                                                            ------------            ------------
          Total gross deferred tax liabilities......................            (262,374)               (271,817)
                                                                            ------------            ------------
             Net accumulated deferred income taxes..................        $    (12,503)           $     10,518
                                                                            ============            ============

     The deferred tax asset valuation allowance decreased by $0.7 million, $0.8 million and $0.8 million in 1999, 1998 and 1997, respectively. These decreases were due to a reduction of unused state net operating loss ("NOL") carryforward benefits, which had valuation allowances recorded against them. Based on the average annual book income before taxes for the prior three years, excluding the effects of extraordinary and unusual or infrequent items, the Company believes that the net deferred tax assets will be fully realized at current levels of book and taxable income. Approximately $26.8 million of the Company's valuation allowance at December 31, 1999, if subsequently recognized as a tax benefit, would be credited directly to capital in excess of stated value in accordance with SOP 90-7.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

     The Company recognized income taxes as follows (In thousands):

                                                                     Years Ended December 31,
                                                        ---------------------------------------------------
                                                              1999             1998              1997
                                                        ----------------  ---------------  ----------------
Income tax expense:
 Federal:
  Current.............................................  $         2,142   $         2,884  $         2,382
  Deferred............................................           20,415            27,412           28,087
                                                        ---------------   ---------------  ---------------
   Total federal income tax from operations...........           22,557            30,296           30,469
  Deferred included in extraordinary items............           (1,796)            1,800           (1,494)
                                                        ---------------   ---------------  ---------------
     Total federal income tax expense.................  $        20,761   $        32,096  $        28,975
                                                        ===============   ===============  ===============

 State:
  Deferred............................................  $         3,075   $         4,442  $         4,307
  Deferred included in extraordinary items............             (331)              344             -
                                                        ---------------   ---------------  ---------------
     Total state income tax expense...................  $         2,744   $         4,786  $         4,307
                                                        ===============   ===============  ===============

     The current federal income tax expense for 1999, 1998 and 1997 results primarily from the accrual of alternative minimum tax ("AMT"). Deferred federal income tax includes an offsetting AMT benefit of $2.1 million, $2.8 million and $2.4 million for 1999, 1998 and 1997, respectively.

     Federal income tax provisions differ from amounts computed by applying the statutory rate of 35% to book income before federal income tax as follows (In thousands):

                                                                      Years Ended December 31,
                                                        ----------------------------------------------------
                                                              1999              1998              1997
                                                        ----------------  ----------------  ----------------
Federal income tax expense computed
  on income at statutory rate.........................  $        21,432   $        32,379  $         28,269
Difference due to:
  Adjustment to cash value of Company-owned
   life insurance policies............................             (608)             -                 -
  Other...............................................              (63)             (283)              706
                                                        ---------------   ---------------  ----------------
   Total federal income tax expense...................  $        20,761   $        32,096  $         28,975
                                                        ===============   ===============  ================
Effective federal income tax rate.....................             33.9%             34.7%             35.9%
                                                        ===============   ===============  ================

     As of December 31, 1999, the Company had $393.6 million of federal tax NOL carryforwards, $20.4 million of investment tax credit ("ITC") carryforwards and $16.8 million of AMT credit carryforwards. If unused, the NOL carryforwards would expire at the end of 2011, the ITC carryforwards would expire in 2001 through 2005, and the AMT credit carryforwards have an unlimited life. The Company had $367.1 million of state NOL carryforwards which, if unused, would expire at the end of 2001. These tax attributes are subject to audit by the Internal Revenue Service ("IRS"). The IRS is in the preliminary stages of its examination of the carryforwards and the 1996 through 1998 federal income tax returns. The differences between book and taxable income were primarily due to depreciation, plant basis differences and deferred fuel costs.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS


H.   Commitments and Contingencies

Sale/Leaseback Indemnification Obligations

     Pursuant to the Palo Verde sale/leaseback participation agreements and leases, if the lessors incur additional tax liability or other loss as a result of federal or state tax assessments related to the sale/leaseback transactions, the lessors may have claims against the Company for indemnification.

     One of the lessors in the sale/leaseback transactions related to Unit 2 of Palo Verde notified the Company that the IRS raised issues, primarily related to ITC claims by the lessor, regarding the income tax treatment of the sale/leaseback transactions. Although the Company believes the lessor has meritorious defenses to the IRS' position, the Company cannot predict the outcome of this matter. The lessor has advised the Company that it held several meetings with the IRS in 1999 and anticipates a final report from the IRS in which these issues will be favorably resolved.

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

Environmental Matters

     The Company is subject to regulation with respect to air, soil and water quality, solid waste disposal and other environmental matters by federal, state and local authorities. These authorities govern current facility operations and exercise continuing jurisdiction over facility modifications. Environmental regulations can change rapidly and are difficult to predict. Substantial expenditures may be required to comply with these regulations. The Company analyzes the costs of its obligations arising from environmental matters on an ongoing basis, and management believes it has made adequate provision in its financial statements to meet such obligations. However, unforeseen expenses associated with compliance could have a material adverse effect on the future operations and financial condition of the Company.

I.   Litigation

Litigation with Las Cruces

     On February 24, 2000, the Company and Las Cruces entered into a settlement agreement ending Las Cruces' efforts to municipalize the Company's distribution assets and other facilities used to provide electric service to customers in Las Cruces. Under the settlement agreement the Company will pay Las Cruces a one-time lump sum payment of up to $21 million, $16.5 million of which was expensed in the fourth quarter of 1999. The remaining $4.5 million relates to the transfer of Las Cruces' West Mesa Substation and related facilities to the Company. Las Cruces must substantiate the costs of building the West Mesa Substation and related transmission and distribution facilities, subject to a dollar for dollar offset against the $4.5 million purchase price for any amounts not substantiated.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

     The settlement agreement also provides for Las Cruces and the Company to enter into a seven-year franchise agreement with a 2% annual franchise fee (approximately $0.8 million per year currently) for the provision of electric distribution service. Las Cruces is prohibited during this seven-year period from taking any action to condemn or otherwise attempt to acquire the Company's distribution system, or attempt to operate or build its own electric distribution system. Las Cruces will have a 90-day non-assignable option at the end of the Company's seven-year franchise agreement to purchase the portion of the Company's distribution system that serves Las Cruces at a purchase price of 130% of the Company's book value at that time. If Las Cruces exercises this option, it is prohibited from reselling the distribution assets for two years. If Las Cruces fails to exercise this option, the franchise and standstill agreements will be extended for an additional two years.

     Las Cruces also agreed that it will not contest the calculation of the Company's stranded costs in New Mexico, provided the stranded costs charged to Las Cruces customers do not exceed $52.9 million declining over time, which is the amount initially ordered by the FERC in the Las Cruces stranded cost proceeding. Las Cruces also agreed to assign all of its existing customer contracts to the Company.

     Under the terms of the settlement agreement, all existing litigation between the Company and Las Cruces, including all litigation pending before the FERC and the Federal District Court of New Mexico, will be dismissed. The Company and Las Cruces are finalizing the written settlement agreement and obtaining final approvals. The Company anticipates signing a definitive agreement by the end of the first quarter of 2000.

Four Corners

     In July 1995, the Navajo Nation enacted the Navajo Nation Air Pollution Prevention and Control Act, the Navajo Nation Safe Drinking Water Act and the Navajo Nation Pesticide Act (collectively, the "Acts"). In October 1995, the Four Corners participants requested that the United States Secretary of the Interior resolve their dispute with the Navajo Nation regarding whether the Acts apply to operation of Four Corners. The Four Corners participants subsequently filed a lawsuit in the District Court of the Navajo Nation, Window Rock District, seeking, among other things, a declaratory judgment that (i) the Four Corners leases and federal easements preclude the application of the Acts to the operation of Four Corners and (ii) the Navajo Nation and its agencies and courts lack adjudicatory jurisdiction to determine the enforceability of the Acts as applied to Four Corners. In October 1995, the Navajo Nation and the Four Corners participants agreed to stay the proceedings indefinitely so the parties may attempt to resolve the dispute without litigation. This matter remains inactive and the Company is unable to predict the outcome of this case.

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

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS


allocation to offset the loss. The case has been inactive for many years and the Company is unable to predict the outcome of this case.

     Gila River System. In connection with the construction and operation of Palo Verde, APS entered into contracts with certain municipalities granting APS the right to purchase effluent for cooling purposes at Palo Verde. In 1986, a summons was served on APS that required all water claimants in the Lower Gila River Watershed in Arizona to assert any claims to water in an action pending in Maricopa County Superior Court, titled In re The General Adjudication of All Rights to Use Water in the Gila River System and Source. Palo Verde is located within the geographic area subject to the summons and the rights of the Palo Verde Participants to the use of groundwater and effluent at Palo Verde is potentially at issue in this action. APS, as operating agent, filed claims that dispute the Court's jurisdiction over the Palo Verde Participants' groundwater rights and their contractual rights to effluent relating to Palo Verde and, alternatively, seek confirmation of such rights. In November 1999, the Arizona Supreme Court issued a decision confirming that certain groundwater rights may be available to the federal government and Indian tribes. APS and other parties have petitioned the United States Supreme Court for review of this decision. The Company is unable to predict the outcome of this case.

Other Legal Proceedings

     The Company is a party to various other claims, legal actions and complaints. In many of these matters, the Company has excess casualty liability insurance which is applicable. Based upon a review of these claims and applicable insurance coverage, the Company believes that none of these claims will have a material adverse effect on the financial position, results of operations and cash flows of the Company.

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

     The Company's Non-Qualified Retirement Income Plan is a non-funded defined benefit plan which covers certain former employees of the Company. During 1996, as part of the Company's reorganization, the Company terminated the Non-Qualified Retirement Income Plan with respect to all active employees. The benefit cost for the Non-Qualified Retirement Income Plan is based on substantially the same actuarial methods and economic assumptions as those used for the Retirement Plan.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS


     The Company accounts for the Retirement Plan and the Non-Qualified Retirement Income Plan under SFAS No. 87, "Employers' Accounting for Pensions," ("SFAS No. 87"). In accordance with SFAS No. 87, the 2000 net periodic benefit cost will include amortization of the unrecognized net gain which exceeded 10% of the benefit obligation at the beginning of the year. The amortization will reflect the excess divided by the average remaining service period of active employees expected to receive benefits. In 1998, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," ("SFAS No. 132") which supercedes the disclosure requirements of SFAS No. 87.

     The amounts recognized in the Company's balance sheets and the funded status of the plans at December 31, 1999 and 1998 are presented below (In thousands):

                                                                  Years Ended December 31,
                                                    ---------------------------------------------------
                                                              1999                        1998
                                                    -----------------------     -----------------------
                                                                    Non-                        Non-
                                                                  Qualified                   Qualified
                                                    Retirement   Retirement     Retirement   Retirement
                                                      Income       Income         Income       Income
                                                       Plan         Plan           Plan         Plan
                                                    ----------   ----------     ----------   ----------
Change in benefit obligation:
 Benefit obligation at beginning of year..........  $  (94,140)  $  (19,495)    $  (83,812)  $  (19,324)
 Service cost.....................................      (3,155)        -            (2,879)        -
 Interest cost....................................      (6,295)      (1,271)        (5,861)      (1,304)
 Actuarial gain (loss)............................      12,517  (1)   1,366         (4,796)        (559)
 Benefits paid....................................       3,346        1,687          3,208        1,692
                                                    ----------   ----------     ----------   ----------
   Benefit obligation at end of year..............     (87,727)     (17,713)       (94,140)     (19,495)
                                                    ----------   ----------     ----------   ----------

Change in fair value of plan assets:
 Fair value of plan assets at beginning of year...      79,629         -            74,114         -
 Actual return on plan assets.....................       7,050         -             5,603         -
 Employer contribution............................       3,120        1,687          3,120        1,692
 Benefits paid....................................      (3,346)      (1,687)        (3,208)      (1,692)
                                                    ----------   ----------     ----------   ----------
   Fair value of plan assets at end of year.......      86,453         -            79,629         -
                                                    ----------   ----------     ----------   ----------

Funded status.....................................      (1,274)     (17,713)       (14,511)     (19,495)
Unrecognized net (gain) loss......................     (12,844)        (645)           126          559
Balance of additional liability...................        -            -              -            (559)
                                                    ----------   ----------     ----------   ----------
 Accrued benefit liability........................  $  (14,118)  $  (18,358)    $  (14,385)  $  (19,495)
                                                    ==========   ==========     ==========   ==========

 _____________________________

(1) Represents a change in actuarial assumptions due to revised census data.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS


     Weighted average actuarial assumptions used in determining the actuarial present value of the benefit obligations are as follows:

                                                             1999                                    1998
                                                  -------------------------------       --------------------------------
                                                                        Non-                                   Non-
                                                                      Qualified                             Qualified
                                                  Retirement         Retirement           Retirement        Retirement
                                                    Income             Income               Income            Income
                                                     Plan               Plan                 Plan              Plan
                                                  ----------         ------------       ------------        ------------
  Discount rate..............................       7.75%                7.75%               6.75%              6.75%
  Expected return on plan assets.............       8.50%                 N/A                8.50%              N/A
  Rate of compensation increase..............       5.00%                 N/A                5.00%              N/A

     Net periodic benefit cost is made up of the components listed below as determined using the projected unit credit actuarial cost method (In thousands):

                                                           Years Ended December 31,
                                                 -----------------------------------------------
                                                    1999               1998               1997
                                                 ---------          ---------          ---------
Components of net periodic
  benefit cost:
   Service cost...........................       $   3,155          $   2,879          $   2,402
   Interest cost..........................           7,566              7,165              6,737
   Expected return on plan assets.........          (6,597)            (5,820)            (5,094)
                                                 ---------          ---------          ---------
     Net periodic benefit cost............       $   4,124          $   4,224          $   4,045
                                                 =========          =========          =========

     Weighted average actuarial assumptions used in determining the net periodic benefit costs are as follows:

                                                  1999           1998         1997
                                                 -------        -------      -------
  Discount rate...........................         6.75%          7.00%        7.50%
  Expected return on plan assets..........         8.50%          8.50%        8.50%
  Rate of compensation increase...........         5.00%          5.00%        5.00%

Other Postretirement Benefits

     The Company provides certain health care benefits for retired employees and their eligible dependents and life insurance benefits for retired employees only. Substantially all of the Company's employees may become eligible for those benefits if they reach retirement age while working for the Company. Those benefits are accounted for under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," ("SFAS No. 106"). In 1998, the Company adopted SFAS No. 132 which supercedes the disclosure requirements of SFAS No. 106. In accordance with SFAS No. 106, the 1999 net periodic benefit cost includes amortization of the unrecognized net gain arising in 1999 which exceeded 10% of the benefit obligation at the beginning of the year. The amortization reflects the excess divided by the average remaining service period of active employees expected to receive benefits. Contributions from the Company are based on the funding amounts required by the Texas Commission in the Texas Rate Stipulation. The assets of the Other Postretirement Benefits Plan are invested in fixed income instruments and cash equivalents and are managed by professional investment managers appointed by the Company.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

     The amounts recognized in the Company's balance sheets and the funded status of the plan at December 31, 1999 and 1998 are presented below (In thousands):

                                                                       December 31,
                                                             -----------------------------------
                                                                 1999                    1998
                                                             -----------              ----------
          Change in benefit obligation:

           Benefit obligation at beginning of year......     $   (94,658)             $  (83,973)
           Service cost.................................          (2,226)                 (2,818)
           Interest cost................................          (3,994)                 (5,822)
           Actuarial gain (loss)........................          45,314  (1)             (3,438)
           Retirees' contributions......................            (215)                   (202)
           Benefits paid................................           1,833                   1,595
                                                             -----------              ----------
             Benefit obligation at end of year..........         (53,946)                (94,658)
                                                             -----------              ----------

          Change in fair value of plan assets:

           Fair value of plan assets at
             beginning of year..........................          11,254                   8,822
           Actual return on plan assets.................             467                     403
           Employer contribution........................           3,422                   3,422
           Retirees' contributions......................             215                     202
           Benefits paid................................          (1,833)                 (1,595)
                                                             -----------              ----------
             Fair value of plan assets at end of year...          13,525                  11,254
                                                             -----------              ----------

          Funded status.................................         (40,421)                (83,404)
          Unrecognized net (gain) loss..................         (40,755)                  2,927
                                                             -----------              ----------
           Accrued benefit liability....................     $   (81,176)             $  (80,477)
                                                             ===========              ==========

           __________________

           (1) Represents a change in actuarial assumptions due to (i) a change in Medicare credits; (ii) revised census data; and (iii) prior experience benefit.

     Net periodic benefit cost is made up of the components listed below (In thousands):

                                                             Years Ended December 31,
                                                          -----------------------------
                                                            1999       1998      1997
                                                          -------     ------    ------
Components of net periodic
 benefit cost:
   Service cost...............................            $ 2,226     $2,818    $2,538
   Interest cost..............................              3,994      5,822     5,254
   Expected return on plan assets.............               (381)      (271)     (250)
   Amortization of unrecognized gain..........             (1,719)      -           (7)
                                                          -------     ------    ------
        Net periodic benefit cost.............            $ 4,120     $8,369    $7,535
                                                          =======     ======    ======

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

     Weighted average assumptions are as follows:

                                                           1999        1998        1997
                                                          ------      ------      ------
       Discount rate...............................        7.75%       6.75%       7.00%
       Expected return on plan assets..............        4.50%       4.50%       4.50%
       Rate of compensation increase...............        5.00%       5.00%       5.00%

     For measurement purposes, a 9.5% annual rate of increase in the per capital cost of covered health care benefits was assumed for 1999; the rate was assumed to decrease gradually to 6% for 2004 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. The effect of a 1% change in these assumed health care cost trend rates would increase or decrease the benefit obligation by $6.8 million or $6.0 million, respectively. In addition, such a 1% change would increase or decrease the aggregate service and interest cost components of net periodic benefit cost by $1.0 million or $0.8 million, respectively.

All Employee Cash Bonus Plan

     The All Employee Cash Bonus Plan (the "Bonus Plan"), introduced in early 1997, was established to reward employees for their contribution in helping the Company attain its corporate goals. Eligible employees below manager level would receive a cash bonus if the Company attained established levels of safety, customer satisfaction and cash flow during 1999. The cash flow goal had to be met before any bonus amounts would be paid and improvement in cash flow must be greater than any bonus amounts paid. The Company was able to surpass the required minimum levels of improvement in all of the performance measures. As a result of the Company's success, the Company distributed approximately $4.5 million in cash bonuses, which were expensed in 1999, to all eligible employees in March 2000. The Company has renewed the Bonus Plan in 2000 with similar goals.

K.   Franchises and Significant Customers

City of El Paso Franchise

     The Company's major franchise is with the City of El Paso, Texas. The franchise agreement provides an arrangement for the Company's utilization of public rights-of-way necessary to serve its retail customers within the City of El Paso. The franchise with the City of El Paso extends through August 1, 2005.

Las Cruces Franchise

     The Company's franchise with Las Cruces expired in March 1994. The Company has, however, continued to provide electric service to customers within Las Cruces, pending resolution of a dispute with Las Cruces over its efforts to condemn a portion of the Company's distribution assets and related facilities. On February 24, 2000, the Company entered into a settlement agreement with Las Cruces which, among other things, provides for a new seven-year franchise agreement. See Note I for futher discussion.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS


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

L.   Financial Instruments

     SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," requires the Company to disclose estimated fair values for its financial instruments. The Company has determined that cash and temporary investments, accounts receivable, long-term contract receivable, decommissioning trust funds, long-term debt and financing obligations, accounts payable, litigation settlement payable and customer deposits meet the definition of financial instruments. The carrying amounts of cash and temporary investments, accounts receivable, accounts payable and customer deposits approximate fair value because of the short maturity of these items. Based on prevailing interest rates, the fair value of the long-term contract receivable approximates its carrying value. Decommissioning trust funds are carried at market value.

     The fair values of the Company's long-term debt and financing obligations, including the current portion thereof, are based on estimated market prices for similar issues at December 31, 1999 and 1998 and are presented in the table below (In thousands):

                                                              1999                                 1998
                                                  -----------------------------         ----------------------------
                                                                      Estimated                           Estimated
                                                  Carrying               Fair           Carrying            Fair
                                                   Amount                Value           Amount             Value
                                                  --------             --------         --------          ----------
First Mortgage Bonds (1)......................    $594,976             $607,517         $714,554          $  810,258
Pollution Control Bonds (2)...................     193,135              193,135          193,135             193,135
Nuclear Fuel Financing(1)(3)..................      48,292               48,292           49,316              49,316
                                                  --------             --------         --------          ----------
    Total.....................................    $836,403             $848,944         $957,005          $1,052,709
                                                  ========             ========         ========          ==========

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

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

M.   Selected Quarterly Financial Data (Unaudited)

                                                                1999 Quarters                           1998 Quarters
                                                    --------------------------------------  -------------------------------------
                                                     4th (1)      3rd       2nd      1st     4th (2)    3rd       2nd       1st
                                                    --------   --------  -------- --------  --------  --------  --------  --------
                                                                         (In thousands except for share data)
Operating revenues................................  $137,409   $170,341  $133,167 $129,552  $141,769  $177,471  $146,026  $136,557
Operating income..................................    36,426     59,790    28,446   32,674    28,334    58,286    39,780    33,317
Income before extraordinary items.................     1,075     26,224     7,048    9,462     6,814    26,049    13,695    10,515
Extraordinary loss on repurchases of debt, net
   of income tax benefit..........................       (85)    (2,068)   (1,183)    -         -         -         -         -
Extraordinary gain on discharge of debt, net of
   income tax expense.............................      -          -         -        -        3,343      -         -         -
Net income (loss) applicable to common stock......       990     24,156     5,855   (2,725)    6,324    22,322    10,071     6,992
Basic earnings (loss) per common share:
 Income (loss) before extraordinary items..........    0.019      0.443     0.117   (0.045)    0.049     0.371     0.167     0.116
 Extraordinary loss on repurchases of debt, net
   of income tax benefit...........................   (0.002)    (0.035)   (0.020)    -         -         -         -         -
 Extraordinary gain on discharge of debt, net of
   income tax expense..............................     -          -         -        -        0.056      -         -         -
 Net income (loss).................................    0.017      0.408     0.097   (0.045)    0.105     0.371     0.167     0.116
Diluted earnings (loss) per common share:
 Income (loss) before extraordinary items..........    0.018      0.439     0.116   (0.045)    0.049     0.368     0.166     0.116
 Extraordinary loss on repurchases of debt, net
   of income tax benefit...........................   (0.001)    (0.034)   (0.019)    -         -         -         -         -
 Extraordinary gain on discharge of debt, net of
   income tax expense..............................     -          -         -        -        0.055      -         -         -
 Net income (loss).................................    0.017      0.405     0.097   (0.045)    0.104     0.368     0.166     0.116

__________

(1) Includes an accrued loss pursuant to the settlement agreement with Las Cruces, a coal mine reclamation adjustment, an all employee bonus, the write-off of capitalized interest on postload nuclear fuel and a sales tax liability adjustment, which resulted in an aggregate decrease in net earnings applicable to common stock of approximately $9.3 million, net of income tax benefit, or $0.16 diluted loss per common share.

(2) Includes an all employee bonus of approximately $3.1 million, net of income tax benefit, or $0.05 diluted loss per common share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

     Information regarding directors is incorporated herein by reference from the Company's definitive proxy statement for the 2000 Annual Meeting of Shareholders (the "2000 Proxy Statement"). Information regarding executive officers of the Company, included herein under the caption "Executive Officers of the Registrant" in Part I, Item 1 above, is incorporated herein by reference.

Item 11. Executive Compensation

     Incorporated herein by reference from the 2000 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Incorporated herein by reference from the 2000 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

     Incorporated herein by reference from the 2000 Proxy Statement.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a) Documents filed as a part of this report:

                                                                     Page
                                                                     ----
             1. Financial Statements:

                See Index to Financial Statements...................  35

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

    4.13-01  -  Amendment No. 1, dated as of February 1, 1999, to Exhibits 4.13 and 4.22. (Exhibit 4.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999)

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

      10.03  -  El Paso Electric Company 1996 Long-Term Incentive Plan. (Exhibit
                4.1 to Registration Statement No. 333-17971 on Form S-8)

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
                (Exhibit 10.11-01 to the Company's Annual Report on Form 10-K for the year ended December 31, 1986)

      10.08 - Firm Palo Verde Nuclear Generating Station Transmission Service Agreement, between Salt River Project Agricultural Improvement and Power District and the Company, dated October 18, 1983. (Exhibit 19.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1983)

      10.09 - Trust Agreement, dated as of May 1, 1980, between The Bank of New York, as Beneficiary, and First Security Bank of Utah, N.A., and Robert S. Clark, as Owner Trustees, establishing a trust designated as El Paso Electric Company (1980) Equipment Trust No. 2. (Exhibit 5-p-1 to Registration Statement No. 2-68414 on Form S-7)

      10.10 - Trust Indenture, dated as of May 1, 1980, between The Connecticut Bank and Trust Company, as Indenture Trustee, and First Security Bank of Utah, N.A., and Robert S. Clark, Owner Trustees. (Exhibit 5-p-2 to Registration Statement No. 2-68414 on Form S-7)

      10.11 - Lease Agreement, dated as of May 1, 1980, between First Security Bank of Utah, N.A., and Robert S. Clark, the Owner Trustees, as Lessor, and the Company, as Lessee, providing for the lease of a combustion turbine and related generation equipment. (Exhibit 5-p-3 to Registration Statement No. 2-68414 on Form S-7)

      10.12 - Participation Agreement, dated as of May 1, 1980, among the Company, as Lessee, The Bank of New York, as Beneficiary, First Security Bank of Utah, N.A., and Robert S. Clark, as Owner Trustees, The Connecticut Bank and Trust Company, as Indenture Trustee, Franklin Life Insurance Company, Woodmen of the World Life Insurance Society, Minnesota Mutual Life Insurance Company, MacCabees Mutual Life Insurance Company and Mutual Service Insurance Company, as Lenders, pertaining to Exhibit 10.11. (Exhibit 5-p-4 to Registration Statement No. 2-68414 on Form S-
                7)

      10.13 - Interconnection Agreement, as amended, dated December 8, 1981, between the Company and Southwestern Public Service Company, and Service Schedules A through F thereto. (Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

   10.13-01  -  Letter Agreement, dated December 19, 1996, modifying Service
                Schedule E, relating to Exhibit 10.13. (Exhibit 10.13-01 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

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

   10.16-01  -  Amendment No. 6, dated as of June 17, 1999, to Exhibit 10.16.
                (Exhibit 10.09 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

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

      10.19 - Power Sales Agreement No. 2, dated December 2, 1986, between the Company and Imperial Irrigation District, and Amendment No. 1 thereto. (Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

      10.20 - Arizona Nuclear Power Project Transmission Project Westwing Switchyard Amended Interconnection Agreement, dated August 14, 1986, between The United States of America; Arizona Public Service Company; Department of Water and Power of the City of Los Angeles; Nevada Power Company; Public Service Company of New Mexico; Salt River Project Agricultural Improvement and Power District; Tucson Electric Power Company; and the Company. (Exhibit 10.72 to the Company's Annual Report on Form 10-K for the year ended December 31, 1986)

      10.21 - Power Sales Agreement, dated April 29, 1987, between the Company and Texas-New Mexico Power Company, and Amendment No. 1 thereto. (Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

      10.22 - Form of Indemnity Agreement, between the Company and its directors and officers. (Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

      10.23 - Interchange Agreement, executed April 14, 1982, between Comision Federal de Electricidad and the Company. (Exhibit 19.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991)

      10.24 - Credit Agreement, dated as of February 12, 1996, as amended and restated as of February 8, 1999, between the Company, Chase Manhattan Bank, as agent, and Chase Bank of Texas, National Association, as Trustee. (Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)

   10.24-01  -  Amendment Agreement, dated as of February 8, 1999, to Exhibit
                10.24. (Exhibit 10.24-01 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)

      10.25 - Amended and Restated Executive Services Agreement for David H. Wiggs, Jr., dated February 27, 1996. (Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

      10.26 - Employment Agreement for Eduardo A. Rodriguez, dated October 26, 1995. (Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

      10.27 - Employment Agreement for James S. Haines, Jr., dated April 30, 1996. (Exhibit 10.30 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

      10.28 - Restatement of Decommissioning Trust Agreement, dated as of February 12, 1996, between the Company and Boatmen's Trust Company of Texas, as Decommissioning Trustee for Palo Verde Unit
                1. (Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

      10.29 - Restatement of Decommissioning Trust Agreement, dated as of February 12, 1996, between the Company and Boatmen's Trust Company of Texas, as Decommissioning Trustee for Palo Verde Unit
                2. (Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

      10.30 - Restatement of Decommissioning Trust Agreement, dated as of February 12, 1996, between the Company and Boatmen's Trust Company of Texas, as Decommissioning Trustee for Palo Verde Unit
                3. (Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

      10.31 - Spent Fuel Trust Agreement, dated as of February 12, 1996, between the Company and Boatmen's Trust Company of Texas, as Spent Fuel Trustee. (Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

      10.32 - Trust Agreement, dated as of February 12, 1996, between the Company and Texas Commerce Bank National Association, as Trustee of the Rio Grande Resources Trust II. (Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

      10.33 - Purchase Contract, dated as of February 12, 1996, between the Company and Texas Commerce Bank National Association, as Trustee of the Rio Grande Resources Trust II. (Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

      10.34 - Registration Rights Agreement, dated as of February 12, 1996, among the Company, Fidelity Management & Research Company and Fidelity Management Trust Company. (Exhibit 10.01 to Registration Statement No. 333-32030 on Form S-1)

      10.35 - Employment Agreement for Earnest A. Lehman, dated January 5, 1999. (Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)

      10.36 - Form of Change of Control Agreement between the Company and certain key officers of the Company. (Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999)

      10.37 - Directors' Restricted Stock Award Agreement, dated as of January 28, 1999, with George W. Edwards, Jr. (Exhibit 10.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999)

      10.38 - Stock Option Agreement, dated as of January 11, 1999, with Earnest A. Lehman. (Exhibit 10.03 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999)

      10.39 - Form of Restricted Stock Award Agreement between the Company and certain key officers of the Company. (Exhibit 10.04 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999)

      10.40  -  Stock Option Agreement, dated as of April 26, 1999, with James
                S. Haines, Jr. (Exhibit 10.05 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

      10.41 - Stock Option Agreement, dated as of May 28, 1999, with Helen Knopp. (Exhibit 10.06 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

      10.42 - Form of Directors' Restricted Stock Award Agreement between the Company and certain directors of the Company. (Exhibit 10.07 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

      10.43 - Stock Option Agreement, dated as of July 1, 1999, with Wilson K. Cadman. (Exhibit 10.08 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

      10.44 - Directors' Restricted Stock Award Agreement between the Company and certain directors of the Company. (Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)

      10.45  -  Stock Option Agreement, dated as of October 1, 1999, with Wilson
                K. Cadman. (Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)

     *10.46  -  Employment Agreement for Helen Knopp, dated April 30, 1999.

      10.47 - Change of Control Agreement with Helen Knopp, dated April 30, 1999. (Identical in all material respects to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999)

      10.48  -  El Paso Electric Company 1999 Long-Term Incentive Plan. (Exhibit
                4.1 to Registration Statement No. 333-82129 on Form S-8)

* Exhibit 11  -  Statement re Computation of Per Share Earnings

  Exhibit 23  -  Consent of Experts:

     *23.01  -  Consent of KPMG LLP (set forth on page 92 of this report).

  Exhibit 24  -  Power of Attorney:

     *24.01  -  Power of Attorney (set forth on page 91 of this report).

     *24.02  -  Certified copy of resolution authorizing signatures pursuant to power of attorney.

* Exhibit 27  -  Financial Data Schedule (EDGAR filing only)

  Exhibit 99  -  Additional Exhibits:

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

      99.05 - Directors' Restricted Stock Award Agreement, dated as of January 17, 1997, with George W. Edwards, Jr. (Exhibit 99.05 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

      99.06 - Form of Directors' Restricted Stock Award Agreement between the Company and certain directors of the Company. (Exhibit 99.06 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

      99.07 - Form of Stock Option Agreement between the Company and certain key officers of the Company. (Exhibit 99.07 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

      99.08 - Form of Restricted Stock Award Agreement between the Company and certain key officers of the Company. (Exhibit 99.08 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

      99.09 - Restricted Stock Award Agreement, dated as of June 9, 1997, with Eduardo A. Rodriguez. (Exhibit 99.09 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

      99.10 - Restricted Stock Award Agreement, dated as of June 15, 1997, with Robert C. McNiel. (Exhibit 99.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

      99.11 - Restricted Stock Award Agreement, dated as of June 16, 1997, with Guillermo Silva, Jr. (Exhibit 99.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

      99.12 - Restricted Stock Award Agreement, dated as of June 9, 1997, with Terry D. Bassham. (Exhibit 99.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

      99.13 - Form of Stock Option Agreement between the Company and certain directors of the Company. (Exhibit 99.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

      99.14 - Directors' Restricted Stock Award Agreement, dated as of November 13, 1997, with George W. Edwards, Jr. (Exhibit 99.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

      99.15 - Form of Stock Option Agreement between the Company and certain key officers of the Company. (Exhibit 99.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
                1998)

      99.16  -  Stock Option Agreement, dated as of January 3, 1998, with Terry
                D. Bassham. (Exhibit 99.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

      99.17  -  Stock Option Agreement, dated as of January 3, 1998, with John
                C. Horne. (Exhibit 99.03 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

      99.18 - Form of Restricted Stock Award Agreement between the Company and certain key officers of the Company. (Exhibit 99.04 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

      99.19 - Restricted Stock Award Agreement, dated as of April 6, 1998, with Robert C. McNiel. (Exhibit 99.05 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

      99.20 - Restricted Stock Award Agreement, dated as of April 6, 1998, with Guillermo Silva, Jr. (Exhibit 99.07 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
                1998)

      99.21 - Restricted Stock Award Agreement, dated as of March 25, 1998, with Terry D. Bassham. (Exhibit 99.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

      99.22 - Restricted Stock Award Agreement, dated as of March 30, 1998, with Eduardo A. Rodriguez. (Exhibit 99.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
                1998)

      99.23 - Restricted Stock Award Agreement, dated as of March 20, 1998, with Gary R. Hedrick. (Exhibit 99.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

      99.24 - Restricted Stock Award Agreement, dated as of March 25, 1998, with John C. Horne. (Exhibit 99.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

      99.25 - Final Order, entered September 24, 1998, by the New Mexico Public Utility Commission. (Exhibit 99.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)

      99.26 - Final Order, entered June 8, 1999, by the Public Utility Commission of Texas. (Exhibit 99.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

          *  Filed herewith.

        (b)  Reports on Form 8-K:

             The following reports on Form 8-K were filed during the last quarter of 1999:

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

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each of El Paso Electric Company, a Texas corporation, and the undersigned directors and officers of El Paso Electric Company, hereby constitutes and appoints James Haines, Eduardo A. Rodriguez, Gary R. Hedrick, Terry Bassham and Guillermo Silva, Jr., its, his or her true and lawful attorneys-in-fact and agents, for it, him or her and its, his or her name, place and stead, in any and all capacities, with full power to act alone, to sign this report and any and all amendments to this report, and to file each such amendment to this report, with all exhibits thereto, and any and all documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises, as fully to all intents and purposes as it, he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of March 2000.

                                       EL PASO ELECTRIC COMPANY

                                       By:          /s/  JAMES HAINES
                                          -------------------------------------
                                                        James Haines
                                          Chief Executive Officer and President
                                              (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

               Signature                                           Title                                              Date
               ---------                                           -----                                              ----
                                         Chief Executive Officer, President
           /s/  JAMES HAINES               (Principal Executive Officer) and Director                             March 21, 2000
---------------------------------------
               (James Haines)
                                         Vice President, Chief Financial Officer and Treasurer
         /s/  GARY R. HEDRICK              (Principal Financial Officer and Principal Accounting Officer)         March 21, 2000
---------------------------------------
             (Gary R. Hedrick)

         /s/  WILSON K. CADMAN           Director                                                                 March 21, 2000
---------------------------------------
             (Wilson K. Cadman)

        /s/  JAMES A. CARDWELL           Director                                                                 March 21, 2000
---------------------------------------
            (James A. Cardwell)

         /s/  JAMES W. CICCONI           Director                                                                 March 21, 2000
---------------------------------------
             (James W. Cicconi)

      /s/  GEORGE W. EDWARDS, JR.        Director                                                                 March 21, 2000
---------------------------------------
          (George W. Edwards, Jr.)

          /s/  RAMIRO GUZMAN             Director                                                                 March 21, 2000
---------------------------------------
              (Ramiro Guzman)

         /s/  JAMES W. HARRIS            Director                                                                 March 21, 2000
---------------------------------------
             (James W. Harris)

         /s/  KENNETH R. HEITZ           Director                                                                 March 21, 2000
---------------------------------------
             (Kenneth R. Heitz)

    /s/  PATRICIA Z. HOLLAND-BRANCH      Director                                                                 March 21, 2000
---------------------------------------
        (Patricia Z. Holland-Branch)

         /s/  MICHAEL K. PARKS           Director                                                                 March 21, 2000
---------------------------------------
             (Michael K. Parks)

          /s/  ERIC B. SIEGEL            Director                                                                 March 21, 2000
---------------------------------------
              (Eric B. Siegel)

        /s/  STEPHEN WERTHEIMER          Director                                                                 March 21, 2000
---------------------------------------
            (Stephen Wertheimer)

       /s/  CHARLES A. YAMARONE          Director                                                                 March 21, 2000
---------------------------------------
           (Charles A. Yamarone)