Form 10-Q
period 2000-03-31
EL PASO ELECTRIC CO /TX/
filed 2000-05-15
CIK 31978

===============================================================================

                                   Form 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                           ------------------------

(Mark One)

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 2000

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

  As of May 5, 2000, there were 54,625,946 shares of the Company's no par value common stock outstanding.

================================================================================

                           EL PASO ELECTRIC COMPANY

                              INDEX TO FORM 10-Q

                                                                                         Page No.
                                                                                         --------
PART I.  FINANCIAL INFORMATION
     Item 1.  Financial Statements
       Balance Sheets - March 31, 2000 and December 31, 1999....................             1

       Statements of Operations - Three Months and Twelve Months
       Ended March 31, 2000 and 1999............................................             3

       Statements of Comprehensive Operations - Three Months and
       Twelve Months Ended March 31, 2000 and 1999..............................             4

       Statements of Cash Flows - Three Months Ended March 31, 2000
       and 1999.................................................................             5

       Notes to Financial Statements............................................             6

       Independent Accountants' Review Report...................................            13

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.........................................            14

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk........            20

PART II.  OTHER INFORMATION
     Item 1.  Legal Proceedings.................................................            21
     Item 6.  Exhibits and Reports on Form 8-K..................................            21


                        PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements


                           EL PASO ELECTRIC COMPANY

                                BALANCE SHEETS


                         ASSETS                                                 March 31,
                    (In thousands)                                                2000                December 31,
                                                                              (Unaudited)                1999
                                                                            ---------------         ---------------
Utility plant:
  Electric plant in service............................................     $     1,642,218         $     1,626,224
  Less accumulated depreciation and amortization.......................             349,861                 329,165
                                                                            ---------------         ---------------
    Net plant in service...............................................           1,292,357               1,297,059
  Construction work in progress........................................              60,284                  61,842
  Nuclear fuel; includes fuel in process of $2,959 and
    $8,994, respectively...............................................              80,534                  78,891
  Less accumulated amortization........................................              43,868                  39,355
                                                                            ---------------         ---------------
    Net nuclear fuel...................................................              36,666                  39,536
                                                                            ---------------         ---------------
      Net utility plant................................................           1,389,307               1,398,437
                                                                            ---------------         ---------------

Current assets:
  Cash and temporary investments.......................................              31,852                  37,234
  Accounts receivable, principally trade, net of allowance for
    doubtful accounts of $2,336 and $2,429, respectively...............              54,205                  62,036
  Inventories, at cost.................................................              25,548                  25,963
  Prepayments and other................................................               7,083                   8,832
                                                                            ---------------         ---------------
      Total current assets.............................................             118,688                 134,065
                                                                            ---------------         ---------------

Long-term contract receivable..........................................              15,649                  17,237
                                                                            ---------------         ---------------

Deferred charges and other assets:
  Decommissioning trust fund...........................................              59,257                  57,117
  Other................................................................              18,245                  19,035
                                                                            ---------------         ---------------
      Total deferred charges and other assets..........................              77,502                  76,152
                                                                            ---------------         ---------------

      Total assets.....................................................     $     1,601,146         $     1,625,891
                                                                            ===============         ===============

See accompanying notes to financial statements.

                           EL PASO ELECTRIC COMPANY


                        CAPITALIZATION AND LIABILITIES                                   March 31,
                       (In thousands except for share data)                                2000               December 31,
                                                                                        (Unaudited)               1999
                                                                                       ------------           -----------
Capitalization:
  Common stock, stated value $1 per share, 100,000,000 shares authorized, 60,265,533 and 60,200,921 shares issued,
    and 272,522 and 258,788 restricted shares, respectively...................         $     60,538           $    60,460
  Capital in excess of stated value...........................................              243,358               242,702
  Unearned compensation - restricted stock awards.............................               (1,597)               (1,149)
  Retained earnings...........................................................              151,731               143,724
  Accumulated other comprehensive income (net unrealized
    gains on marketable securities), net of tax...............................                4,744                 4,179
                                                                                       ------------           -----------
                                                                                            458,774               449,916

  Treasury stock, 5,917,433 and 3,199,927 shares, respectively; at cost.......              (53,291)              (28,658)
                                                                                       ------------           -----------
    Common stock equity.......................................................              405,483               421,258
  Long-term debt..............................................................              775,553               788,576
  Financing and capital lease obligations.....................................               23,420                23,031
                                                                                       ------------           -----------
        Total capitalization..................................................            1,204,456             1,232,865
                                                                                       ------------           -----------

Current liabilities:
  Current maturities of long-term debt and financing and
    capital lease obligations.................................................               23,321                27,042
  Accounts payable, principally trade.........................................               21,482                22,241
  Litigation settlements payable..............................................               17,500                16,500
  Taxes accrued other than federal income taxes...............................               15,997                17,617
  Interest accrued............................................................               16,367                17,022
  Net overcollection of fuel revenues.........................................                4,514                 2,640
  Other.......................................................................               14,040                12,946
                                                                                       ------------           -----------
        Total current liabilities.............................................              113,221               116,008
                                                                                       ------------           -----------

Deferred credits and other liabilities:
  Decommissioning liability...................................................              122,679               120,875
  Accrued postretirement benefit liability....................................               81,309                81,176
  Accrued pension liability...................................................               32,370                32,476
  Accumulated deferred income taxes, net......................................               17,478                12,503
  Other.......................................................................               29,633                29,988
                                                                                       ------------           -----------
        Total deferred credits and other liabilities..........................              283,469               277,018
                                                                                       ------------           -----------

Commitments and contingencies

        Total capitalization and liabilities..................................         $  1,601,146           $ 1,625,891
                                                                                       ============           ===========


See accompanying notes to financial statements.

                           EL PASO ELECTRIC COMPANY
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (In thousands except for share data)


                                                           Three Months Ended                          Twelve Months Ended
                                                                March 31,                                   March 31,
                                                      ------------------------------               -----------------------------
                                                           2000              1999                      2000              1999
                                                      ------------       -----------               -----------       -----------
Operating revenues..................................   $   138,045       $   129,552               $   578,962       $   594,817
                                                       -----------       -----------               -----------       -----------
Energy expenses:
  Fuel..............................................        27,110            22,062                   109,446           106,030
  Coal mine reclamation adjustment..................          -                 -                       (6,601)             -
  Purchased and interchanged power..................         3,489               752                    14,737            18,198
                                                       -----------       -----------               -----------       -----------
                                                            30,599            22,814                   117,582           124,228
                                                       -----------       -----------               -----------       -----------
Operating revenues net of energy expenses...........       107,446           106,738                   461,380           470,589
                                                       -----------       -----------               -----------       -----------
Other operating expenses:
  Other operations..................................        33,561            31,065                   137,092           134,934
  Maintenance.......................................         8,343             8,914                    35,736            35,667
  New Mexico Settlement charge......................          -                 -                         -                6,272
  Depreciation and amortization.....................        21,789            22,805                    89,918            90,391
  Taxes other than income taxes.....................        10,961            11,280                    41,180            44,252
                                                       -----------       -----------               -----------       -----------
                                                            74,654            74,064                   303,926           311,516
                                                       -----------       -----------               -----------       -----------
Operating income....................................        32,792            32,674                   157,454           159,073
                                                       -----------       -----------               -----------       -----------
Other income (deductions):
  Investment income.................................           781             3,079                     4,630            13,291
  Litigation settlements............................        (1,000)             -                      (17,500)             -
  Settlement of bankruptcy professional fees........          -                 -                         -                  885
  Other, net........................................          (863)             (563)                    2,466            (1,408)
                                                       -----------       -----------               -----------       -----------
                                                            (1,082)            2,516                   (10,404)           12,768
                                                       -----------       -----------               -----------       -----------
Income before interest charges......................        31,710            35,190                   147,050           171,841
                                                       -----------       -----------               -----------       -----------
Interest charges (credits):
  Interest on long-term debt........................        16,572            19,155                    74,051            79,786
  Other interest....................................         1,810             2,037                     7,470             7,470
  Interest capitalized..............................          (881)           (1,704)                   (2,419)           (6,483)
                                                       -----------       -----------               -----------       -----------
                                                            17,501            19,488                    79,102            80,773
                                                       -----------       -----------               -----------       -----------
Income before income taxes..........................        14,209            15,702                    67,948            91,068
Income tax expense..................................         5,649             6,240                    25,041            35,048
                                                       -----------       -----------               -----------       -----------
Income before extraordinary items...................         8,560             9,462                    42,907            56,020
                                                       -----------       -----------               -----------       -----------
Extraordinary items:
  Extraordinary loss on repurchases of debt, net of
     income tax benefit.............................          (553)             -                       (3,889)             -
  Extraordinary gain on discharge of debt, net of
     income tax expense.............................          -                 -                         -                3,343
                                                       -----------       -----------               -----------       -----------

Net income..........................................         8,007             9,462                    39,018            59,363
Preferred stock:
  Dividend requirements.............................          -                2,616                      -               13,800
  Redemption costs..................................          -                9,571                        10             9,571
                                                       -----------       -----------               -----------       -----------
Net income (loss) applicable to common stock........   $     8,007       $    (2,725)              $    39,008       $    35,992
                                                       ===========       ===========               ===========       ===========

Basic earnings (loss) per common share:
  Income (loss) before extraordinary items..........   $     0.155       $    (0.045)              $     0.740       $     0.542
  Extraordinary loss on repurchases of debt, net of
     income tax benefit.............................        (0.010)             -                       (0.067)             -
  Extraordinary gain on discharge of debt, net of
     income tax expense.............................          -                 -                         -                0.056
                                                       -----------       -----------               -----------       -----------
     Net income (loss)..............................   $     0.145       $    (0.045)              $     0.673       $     0.598
                                                       ===========       ===========               ===========       ===========
Diluted earnings (loss) per common share:
  Income (loss) before extraordinary items..........   $     0.153       $    (0.045)              $     0.733       $     0.539
  Extraordinary loss on repurchases of debt, net of
     income tax benefit.............................        (0.010)             -                       (0.066)             -
  Extraordinary gain on discharge of debt, net of
     income tax expense.............................          -                 -                         -                0.055
                                                       -----------       -----------               -----------       -----------
     Net income (loss)..............................   $     0.143       $    (0.045)              $     0.667       $     0.594
                                                       ===========       ===========               ===========       ===========
Weighted average number of common shares
  outstanding.......................................    55,299,922        60,209,960                57,994,205        60,179,129
                                                       ===========       ===========               ===========       ===========
Weighted average number of common shares and
  dilutive potential common shares outstanding......    55,812,310        60,209,960                58,504,483        60,574,819
                                                       ===========       ===========               ===========       ===========

See accompanying notes to financial statements.

                           EL PASO ELECTRIC COMPANY
                    STATEMENTS OF COMPREHENSIVE OPERATIONS
                                  (Unaudited)
                                (In thousands)

                                                   Three Months Ended                         Twelve Months Ended
                                                       March 31,                                   March 31,
                                             -----------------------------               -----------------------------
                                                  2000             1999                      2000              1999
                                             -----------       -----------               -----------       -----------
Net income..............................     $     8,007       $     9,462               $    39,018       $    59,363
Other comprehensive income:
 Net unrealized gains on marketable
   securities, less applicable income tax
   expense of  $304, $344, $1,618
   and $821, respectively...............             565               638                     3,005             1,526
                                             -----------       -----------               -----------       -----------
Comprehensive income....................           8,572            10,100                    42,023            60,889
Preferred stock:
 Dividend requirements..................             -               2,616                      -               13,800
 Redemption costs.......................             -               9,571                        10             9,571
                                             -----------       -----------               -----------       -----------
Comprehensive income (loss) applicable
 to common stock........................     $     8,572       $    (2,087)              $    42,013       $    37,518
                                             ===========       ===========               ===========       ===========

See accompanying notes to financial statements.

                           EL PASO ELECTRIC COMPANY
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                           --------------------------------
                                                                              2000                   1999
                                                                           --------                --------
Cash Flows From Operating Activities:
  Net income........................................................     $    8,007            $      9,462
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization...................................         21,789                  22,805
    Amortization of nuclear fuel....................................          4,513                   5,502
    Deferred income taxes, net......................................          5,023                   5,678
    Provision for rate refund.......................................           -                      5,855
    Extraordinary loss on repurchases of debt, net of
       income tax benefit...........................................            553                    -
    Other operating activities......................................          1,441                   1,428
  Change in:
    Accounts receivable.............................................          7,831                  12,964
    Inventories.....................................................            415                     511
    Prepayments and other...........................................          1,749                   9,029
    Long-term contract receivable...................................          1,588                   1,436
    Accounts payable................................................           (759)                (14,633)
    Taxes accrued other than federal income taxes...................         (1,620)                 (1,312)
    Interest accrued................................................           (655)                 (1,345)
    Net overcollection of fuel revenues.............................          1,874                    (450)
    Other current liabilities.......................................          2,094                  (1,422)
    Deferred charges and credits....................................          1,521                      44
                                                                         ----------            ------------
      Net cash provided by operating activities.....................         55,364                  55,552
                                                                         ----------            ------------
Cash Flows From Investing Activities:
  Cash additions to utility property, plant and equipment...........        (15,250)                (14,506)
  Cash additions to nuclear fuel....................................         (1,488)                 (2,114)
  Interest capitalized:
    Utility property, plant and equipment...........................           (726)                   (801)
    Nuclear fuel....................................................           (155)                   (903)
  Investment in decommissioning trust fund..........................         (1,271)                 (1,305)
  Other investing activities........................................             57                    (141)
                                                                         ----------            ------------
      Net cash used for investing activities........................        (18,833)                (19,770)
                                                                         ----------            ------------
Cash Flows From Financing Activities:
  Treasury stock purchases..........................................        (24,633)                   -
  Repurchases of and payments on long-term debt.....................        (13,734)                (36,034)
  Nuclear fuel financing obligations:
    Proceeds........................................................          2,308                   3,017
    Payments........................................................         (4,800)                 (5,223)
  Redemption of preferred stock.....................................           -                   (148,927)
  Preferred stock dividend payment..................................           -                     (1,328)
  Payments on capital lease obligations.............................           (841)                   (803)
  Other financing activities........................................           (213)                    (90)
                                                                         ----------            ------------
      Net cash used for financing activities........................        (41,913)               (189,388)
                                                                         ----------            ------------
Net decrease in cash and temporary investments......................         (5,382)               (153,606)
Cash and temporary investments at beginning of period...............         37,234                 229,150
                                                                         ----------            ------------
Cash and temporary investments at end of period.....................     $   31,852            $     75,544
                                                                         ==========            ============

See accompanying notes to financial statements.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENT

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

      These condensed financial statements should be read in conjunction with the financial statements and notes thereto in the Annual Report of El Paso Electric Company (the "Company") on Form 10-K for the year ended December 31, 1999 (the "1999 Form 10-K"). Capitalized terms used in this report and not defined herein have the meaning ascribed for such terms in the 1999 Form 10-K. In the opinion of management of the Company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company at March 31, 2000 and December 31, 1999; the results of operations for the three and twelve months ended March 31, 2000 and 1999; and cash flows for the three months ended March 31, 2000 and 1999. The results of operations for the three and twelve months ended March 31, 2000 and the cash flows for the three months ended March 31, 2000, are not necessarily indicative of the results to be expected for the full calendar year.

     Based on a provision in the Texas Restructuring Law allowing recovery of nuclear decommissioning costs over the lives of nuclear plants, the Company changed the estimated useful life of the plant investment related to the decommissioning of Palo Verde. Previously, this decommissioning portion of Palo Verde plant costs had been depreciated over 10 years. The change in the estimated useful life for the Texas jurisdiction resulted in a decrease in depreciation expense and an increase in net income of $0.8 million, net of tax, or $0.01 diluted earnings per common share for the quarter ended March 31, 2000.

Supplemental Cash Flow Disclosures (In thousands)

                                                                     Three Months Ended March 31,
                                                                  ------------------------------------
                                                                         2000               1999
                                                                  ----------------     ---------------
Cash paid for:
   Interest on long-term debt (1)...................              $         16,507     $        19,339
   Other interest...................................                            28                 470
Non-cash investing and financing activities:
   Grants of restricted shares of
       common stock.................................                           924               1,123
   Issuance of preferred stock for
       pay-in-kind dividend.........................                           -                 3,867

--------------------
 (1) Includes interest on bonds, letter of credit fees related to bonds, and interest on nuclear fuel financing net of amounts capitalized.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)

Reconciliation of Basic and Diluted Earnings Per Common Share

   The reconciliation of basic and diluted earnings per common share before extraordinary items is presented below:

                                                              Three Months Ended March 31,
                                       --------------------------------------------------------------------------
                                                       2000                                  1999
                                       ----------------------------------   -------------------------------------
                                                                     Per                                  Per
                                                                   Common      Income                    Common
                                          Income         Shares     Share      (Loss)         Shares     Share
                                       -------------   ----------  -------  -------------   ----------  ---------
                                       (In thousands)                       (In thousands)
Income before extraordinary item.....  $       8,560                        $       9,462
 Less:
  Preferred stock:
    Dividend requirements............           -                                   2,616
    Redemption costs.................           -                                   9,571
                                       -------------                        -------------
Basic earnings per common share:
 Income (loss) before extraordinary
  item applicable to common
  stock..............................          8,560   55,299,922  $ 0.155         (2,725)  60,209,960  $  (0.045)
                                                                   =======                              =========

Effect of dilutive securities:
 Unvested restricted stock...........           -          20,116                    -            -
 Stock options.......................           -         492,272                    -            -
                                       -------------   ----------           -------------   ----------

Diluted earnings per common share:
 Income (loss) before extraordinary
  item applicable to common
  stock..............................  $       8,560   55,812,310  $ 0.153  $      (2,725)  60,209,960  $  (0.045)
                                       =============   ==========  =======  =============   ==========  =========


                                                              Twelve Months Ended March 31,
                                       --------------------------------------------------------------------------
                                                       2000                                  1999
                                       ----------------------------------   -------------------------------------
                                                                     Per                                  Per
                                                                   Common                                Common
                                          Income         Shares     Share      Income         Shares     Share
                                       -------------   ----------  -------  -------------   ----------  ---------
                                       (In thousands)                       (In thousands)

Income before extraordinary items....  $      42,907                        $      56,020
 Less:                                 -------------
  Preferred stock:
    Dividend requirements............           -                                  13,800
    Redemption costs.................             10                                9,571
                                       -------------                        -------------
Basic earnings per common share:
 Income before extraordinary
  items applicable to common
  stock..............................         42,897   57,994,205  $ 0.740         32,649   60,179,129  $   0.542
                                                                   =======                              =========

Effect of dilutive securities:
 Unvested restricted stock...........           -          37,758                    -          26,685
 Stock options.......................           -         472,520                    -         369,005
                                       -------------   ----------           -------------   ----------

Diluted earnings per common share:
 Income before extraordinary
  items applicable to common
  stock..............................  $      42,897   58,504,483  $ 0.733  $      32,649   60,574,819  $   0.539
                                       =============   ==========  =======  =============   ==========  =========

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)

   Options that were excluded from the computation of diluted earnings per common share because the options' exercise price was greater than the average market price of the common shares for the period are listed below:

   1) 60,000 options granted May 29, 1998 at an exercise price of $9.50 were excluded for the second through fourth quarters of 1998, all of 1999 and the first quarter of 2000.
   2) 100,000 options granted January 11, 1999 at an exercise price of $8.75 were excluded for the first and second quarters of 1999.
   3) 42,432 options granted January 1, 2000 at an exercise price of $9.81 were excluded for the first quarter of 2000.
   4) 50,000 options granted March 15, 2000 at an exercise price of $9.50 were excluded for the first quarter of 2000.

B. Regulation

   For a full discussion of the Company's regulatory matters, see Note B of Notes to Financial Statements in the 1999 Form 10-K.

Texas Regulatory Matters


   The Texas Restructuring Law specifically recognizes and preserves the substantial benefits the Company bargained for in its Texas Rate Stipulation and Texas Settlement Agreement. The Texas Restructuring Law exempts the Company's Texas service area from retail competition, and preserves rates at their current levels until the end of the Company's Freeze Period. At the end of the Freeze Period, the Company will be subject to retail competition and will have no further claim for recovery of stranded costs or costs of transition to competition. The Company believes that its continued ability to provide bundled electric service at current rates in its Texas service area will allow the Company to collect its Texas jurisdictional stranded costs and costs of transition to competition. The Company will recover its current decommissioning cost estimates through its existing rates during the Freeze Period, and thereafter under the provisions of the Texas Restructuring Law. The rate freeze under the Texas Rate Stipulation and the rate reduction under the Texas Settlement Agreement preclude the Company from seeking a rate increase in Texas to recover increases in the decommissioning cost estimates during the Freeze Period.

   Although the Company is not subject to the Texas restructuring requirements until the expiration of the Freeze Period, the Company is subject to the restructuring requirements of the New Mexico Restructuring Law. See "New Mexico Regulatory Matters" below.

New Mexico Regulatory Matters

   The New Mexico Restructuring Law requires the Company to reorganize its present corporate structure, separating its power generation and energy services businesses, which will become competitive,

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)

from its transmission and distribution business, which will remain regulated. On March 1, 2000, the Company filed the first phase of its transition plan ("Transition Plan-Phase I") with the New Mexico Commission, requesting approval of the Company's proposed corporate reorganization under the New Mexico Restructuring Law. The Company initially proposed to separate its current operations into a power generation subsidiary, a transmission and distribution subsidiary, and an energy services subsidiary, all owned and controlled by a common holding company. On May 2, 2000, the Company filed an amendment to its Transition Plan-Phase I with the New Mexico Commission, requesting approval to create a separate administrative and corporate support services subsidiary, which will also be owned and controlled by the common holding company. The Company will file its Transition Plan-Phase II by June 1, 2000, detailing the Company's proposed processes and procedures to implement customer choice, including the Company's proposal for recovery of stranded costs, in New Mexico.

   Under the New Mexico Restructuring Law, retail customer choice is currently scheduled to begin January 1, 2001 for public post-secondary educational institutions, public schools and residential and small business customers. The Company believes the New Mexico Commission may delay the start of competition, but cannot predict the length of such delay, if any.

C. Common Stock Repurchase Program

   In May 1999, the Company's Board of Directors approved a stock repurchase program allowing the Company to purchase up to six million of its outstanding shares of common stock. As of March 31, 2000, the Company had repurchased approximately 5.9 million shares of common stock for approximately $53.3 million, including commissions. On March 23, 2000, the Company's Board of Directors authorized a new stock repurchase program under which the Company may purchase up to an additional six million shares. The Company will make purchases primarily in the open market at prevailing prices and will also engage in private transactions, if appropriate. As with the initial program, any repurchased shares will be available for issuance under employee benefit and stock option plans, or may be retired.

D. Commitments and Contingencies

   For a full discussion of commitments and contingencies, including environmental matters related to the Company, see Note H of Notes to Financial Statements in the 1999 Form 10-K. In addition, see Note C of Notes to Financial Statements in the 1999 Form 10-K regarding matters related to Palo Verde, including decommissioning, spent fuel storage, disposal of low-level radioactive waste and liability and insurance matters.

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

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)

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

E. Litigation

Litigation with Las Cruces

   On February 24, 2000, the Company and Las Cruces entered into a settlement agreement ending Las Cruces' efforts to municipalize the Company's distribution assets and other facilities used to provide electric service to customers in Las Cruces. On May 3, 2000, the Company and Las Cruces signed the final written settlement agreement. On May 4, 2000, the Company paid Las Cruces a one-time lump sum payment of $21 million, $16.5 million of which was expensed in the fourth quarter of 1999. The remaining $4.5 million related to the transfer of Las Cruces' West Mesa Substation and related facilities to the Company. The Company financed a portion of the payment by a draw of $10 million on its line of credit.

   Under the settlement agreement, Las Cruces and the Company entered into a seven-year franchise agreement with a 2% annual franchise fee (approximately $0.8 million per year currently) for the provision of electric distribution service. This franchise agreement will expire on April 30, 2007. Las Cruces is prohibited during this seven-year period from taking any action to condemn or otherwise attempt to acquire the Company's distribution system, or attempt to operate or build its own electric distribution system. Las Cruces will have a 90-day non-assignable option at the end of the Company's seven-year franchise agreement to purchase the portion of the Company's distribution system that serves Las Cruces at a purchase price of 130% of the Company's book value of those facilities at that time. If Las Cruces exercises this option, it is prohibited from reselling the distribution assets for two years. If Las Cruces does not exercise this option, the franchise and standstill agreements are automatically extended for an additional two years.

   Las Cruces also agreed that it will not contest the calculation of the Company's stranded costs in New Mexico, to the extent that the stranded costs charged to Las Cruces customers do not exceed the $52.9 million amount declining over time, as initially ordered by the FERC in the Las Cruces stranded cost proceeding. Las Cruces also assigned all of its existing customer contracts to the Company on May 3, 2000.

   Under the terms of the settlement agreement, all existing litigation between the Company and Las Cruces, including all litigation pending before the FERC and the Federal District Court of New Mexico, will be dismissed.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)

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

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)

Other Legal Proceedings

   Subsequent to March 31, 2000, the Company settled two personal injury lawsuits requiring the Company to pay $0.5 million in each case. In one of the cases, however, the Company is seeking to recover its $0.5 million payment from a co-defendant in this case.

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

                     Independent Accountants' Review Report
                     --------------------------------------



The Shareholders and the Board of Directors
El Paso Electric Company:

We have reviewed the accompanying condensed balance sheet of El Paso Electric Company (the Company) as of March 31, 2000, the related condensed statements of operations and comprehensive operations for the three months and twelve months ended March 31, 2000 and 1999, and the related condensed statements of cash flows for the three months ended March 31, 2000 and 1999. These condensed financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of El Paso Electric Company as of December 31, 1999, and the related statements of operations, comprehensive operations, changes in common stock equity and cash flows for the year then ended (not presented herein); and in our report dated February 11, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



                                         KPMG LLP



El Paso, Texas
May 4, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The information contained in this Item 2 updates, and should be read in conjunction with, the information set forth in Part II, Item 7 of the Company's 1999 Form 10-K.

   Statements in this document, other than statements of historical information, are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, as well as other oral and written forward-looking statements made by or on behalf of the Company from time to time, including statements contained in the Company's filings with the Securities and Exchange Commission and its reports to shareholders, involve known and unknown risks and other factors which may cause the Company's actual results in future periods to differ materially from those expressed in any forward-looking statements. Any such statement is qualified by reference to the risks and factors discussed below under the headings "Overview" and "Liquidity and Capital Resources," as well as in the Company's other filings with the Securities and Exchange Commission, which are available from the Securities and Exchange Commission or which may be obtained upon request from the Company. The Company cautions that the risks and factors discussed below and in such filings are not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

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

   The electric utility industry in general and the Company in particular are facing significant challenges and increased competition as a result of changes in federal provisions relating to third-party transmission services and independent power production, as well as changes in state laws and regulatory provisions relating to wholesale and retail service. In 1999 both Texas and New Mexico passed legislation requiring the Company to separate its transmission and distribution functions from its generation business and mandating competition in the Company's retail service territory in the future. The Company faces certain risks inherent in separating the Company into affiliates, including the possible loss of operational and administrative efficiencies. In addition to the operational challenges created by separating functions that have historically operated within a single entity, there is substantial uncertainty as to whether the New Mexico legislation will effectively permit the Company to recover its stranded costs, including the costs of decommissioning, in full. The potential effects of deregulation are particularly important to the Company because its rates are significantly higher than the national and regional averages. In the face of increased competition, there can be no assurance that this competition will not adversely affect the future operations, cash flows and financial condition of the Company.

   The changing regulatory environment and the advent of customer choice have created a substantial risk that the Company will lose important customers. The Company's wholesale and large retail customers already have, in varying degrees, additional alternate sources of economical power, including co-generation of electric power. For example, a 504 MW combined-cycle generating plant located in Samalayuca, Chihuahua, Mexico, which became fully operational at the end of 1998, gave CFE the capacity to supply electricity to portions of northern Chihuahua and allowed CFE to eliminate substantially all purchases of power from the Company in 1999 and the first quarter of 2000. However, the CFE recently agreed to purchase from the Company firm capacity and associated energy sales of up to 80 MW from June 1, 2000 to August 31, 2000 and firm capacity and associated energy sales of up to 100 MW from May 1, 2001 to September 30, 2001. Additionally, American National Power, Inc., a wholly-owned subsidiary of National Power PLC, has announced it is exploring the possibility of building a generation plant in El Paso, Texas. If the Company loses a significant portion of its retail customer base or wholesale sales, the Company may not be able to replace such revenues through either the addition of new customers or an increase in rates to remaining customers.

   Another risk to the Company is potential increased costs, including the risk of additional or unanticipated costs at Palo Verde resulting from (i) increases in operation and maintenance expenses; (ii) the replacement of steam generators;
(iii) an extended outage of any of the Palo Verde units; (iv) increases in estimates of decommissioning costs; (v) the storage of radioactive materials; and (vi) compliance with the various requirements and regulations governing commercial nuclear generating stations. At the same time, the Company's rates, which have been reduced from previous levels as a result of the New Mexico Settlement Agreement and the Texas Settlement Agreement, are effectively capped through the rate freeze periods. Additionally, upon initiation of competition, there will be competitive pressure on the Company's power generation rates. The Company cannot assure that its revenues will be sufficient to recover any increased costs, including any increased costs in connection with Palo Verde or other operations, whether as a result of higher than anticipated levels of inflation, changes in tax laws or regulatory requirements, or other causes.

                        Liquidity and Capital Resources

   The Company's principal liquidity requirements in the near-term are expected to consist of interest and principal payments on the Company's indebtedness, capital expenditures related to the Company's generating facilities and transmission and distribution systems, and include the $21 million payment made under the settlement agreement with Las Cruces. The Company expects that cash flows from operations will generally be sufficient for such purposes, except that it has drawn $10 million on its line of credit to finance a portion of the Las Cruces payment in the short-term.

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

   At March 31, 2000, the Company had approximately $31.9 million in cash and cash equivalents. The Company also has a $100 million revolving credit facility, which provides up to $70 million for nuclear fuel purchases and up to $50 million (depending on the amount of borrowings outstanding for nuclear fuel purchases) for working capital needs. At March 31, 2000, approximately $45.8 million had been drawn for nuclear fuel purchases. On May 2, 2000, $10 million was drawn to pay a portion of the Las Cruces settlement payment. Otherwise no amounts have ever been drawn on this facility for working capital needs. The Company anticipates repaying the $10 million drawn on the facility by the end of the second quarter.

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

   The Company has significantly reduced its long-term debt since its emergence from bankruptcy in 1996. From June 1, 1996 through May 5, 2000, the Company repurchased approximately $337.8 million of first mortgage bonds as part of an aggressive deleveraging program. Common stock equity as a percentage of capitalization, excluding current maturities of long-term debt, has increased from 19% at June 30, 1996 to 34% at March 31, 2000. In addition, the Company's bonds are now rated investment grade by all four major credit rating agencies.

   In May 1999, the Company's Board of Directors approved a stock repurchase program allowing the Company to purchase up to six million of its outstanding shares of common stock. As of May 5, 2000, the Company had repurchased approximately 5.9 million shares of common stock for approximately $53.9 million, including commissions. On March 23, 2000, the Company's Board of Directors authorized a new stock repurchase program under which the Company may purchase up to an additional six million shares. The Company will make purchases primarily in the open market at prevailing prices and will also engage in private transactions, if appropriate. As with the initial program, any repurchased shares will be available for issuance under employee benefit and stock option plans or may be retired.

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

                        Historical Results of Operations

                                                         Income (Loss)                       Diluted Earnings
                                                     Before Extraordinary                      (Loss) Before
                                                      Items Applicable to                   Extraordinary Items
                                                         Common Stock                        Per Common Share
                                                     --------------------------            --------------------------
                                                        2000             1999                  2000            1999
                                                     ----------       ---------            ----------       ---------
                                                            (In thousands)
Three Months Ended March 31...................        $   8,560       $  (2,725)           $    0.153       $  (0.045)
Twelve Months Ended March 31..................           42,897          32,649                 0.733           0.539

   Results of operations for the twelve months ended March 31, 2000 were affected by the following unusual or infrequent items: (i) an adjustment of $4.0 million, net of tax, reducing fuel expense based on a reduction of the Company's estimated coal mine reclamation liability; (ii) a charge to earnings of $10.1 million, net of tax, as a result of the settlement agreement with Las Cruces; and (iii) a one-time charge to earnings of $2.5 million, net of tax, resulting from the write-off of interest capitalized prior to 1999 on postload nuclear fuel. Results of operations for the three and twelve months ended March 31, 1999 were affected by the following unusual or infrequent items: (i) the recognition of certain items arising from the Texas Settlement Agreement; (ii) a change in estimated fuel cost reserves; and (iii) the early redemption of the Company's 11.40% Series A Preferred Stock. The results of operations for the twelve months ended March 31, 1999 were also affected by a charge to earnings of $3.8 million, net of tax, as a result of the New Mexico Settlement Agreement.

   Operating revenues net of energy expenses increased $0.7 million and decreased $9.2 million for the three and twelve months ended March 31, 2000, respectively, compared to the same periods last year, as follows (in thousands):


Three Months Ended March 31:                        2000               1999           Increase/(Decrease)
----------------------------                        ----               ----           -------------------
Operating revenues net of energy expenses
  before the effects of the Texas Settlement
  Agreement and a change in estimated
  fuel cost reserves......................      $  107,446         $  101,874                   $    5,572
Texas Settlement Agreement:
  Palo Verde performance reward...........            -                 3,453                       (3,453)
  Retroactive base rate decrease..........            -                (2,343)                       2,343
Change in estimated fuel cost reserves....            -                 3,754                       (3,754)
                                                ----------         ----------                   ----------
   Total operating revenues net
      of energy expenses..................      $  107,446         $  106,738                   $      708
                                                ==========         ==========                   ==========


Twelve Months Ended March 31:                       2000               1999           Increase/(Decrease)
-----------------------------                       ----               ----           -------------------
Operating revenues net of energy expenses
  before the effects of the Texas Settlement
  Agreement, a change in estimated fuel cost
  reserves and coal mine reclamation
  adjustment..............................      $  454,779         $  462,487                   $  (7,708)
Texas Settlement Agreement:
  Palo Verde performance reward...........               -              3,453                      (3,453)
Change in estimated fuel cost reserves....               -              4,649                      (4,649)
Coal mine reclamation adjustment..........           6,601                  -                       6,601
                                                ----------         ----------                   ----------
   Total operating revenues net
      of energy expenses..................      $  461,380         $  470,589                   $  (9,209)
                                                ==========         ==========                   =========

   Excluding the effects of the unusual or infrequent items shown above, the three month increase of $5.6 million was primarily due to increased kWh sales and increased economy sales at higher margins. Excluding the effects of the unusual or infrequent items shown above, the twelve month decrease of $7.7 million was primarily due to the rate reductions in Texas and New Mexico and the December 1998 termination of the sales agreement with CFE. These decreases were partially offset by increased economy sales at higher margins and increased ESBG revenues.

   Operating revenues from retail customers shown below include the effects of the Texas Settlement Agreement and a change in estimated fuel cost reserves for the three and twelve month periods ended March 31, 1999. Comparisons of kWh sales and operating revenues are shown below (in thousands):


Three Months Ended March 31:                        2000               1999           Increase/(Decrease)
----------------------------                        ----               ----           -------------------
                                                                                       Amount    Percent
                                                                                       ------    -------
Electric kWh sales:
  Retail..................................        1,340,181           1,322,512        17,669       1.3%
  Sales for resale........................          271,730             147,260       124,470      84.5  (1)
  Economy sales...........................          605,882             466,976       138,906      29.7  (2)
                                                 ----------          ----------      --------
   Total..................................        2,217,793           1,936,748       281,045      14.5
                                                 ==========          ==========      ========
Operating revenues:
  Retail..................................       $  110,365          $  110,829  (3) $   (464)     (0.4)%
  Sales for resale........................           12,911              10,645         2,266      21.3  (1)
  Economy sales...........................           14,769               8,078         6,691      82.8  (2)
                                                 ----------          ----------      ---------
   Total..................................       $  138,045          $  129,552      $   8,493      6.6
                                                 ==========          ==========      =========

Twelve Months Ended March 31:                       2000               1999           Increase/(Decrease)
-----------------------------                       ----               ----           -------------------
                                                                                       Amount    Percent
                                                                                       ------    -------
Electric kWh sales:
  Retail..................................        5,883,837           5,944,659        (60,822)    (1.0)%
  Sales for resale........................        1,030,445           1,445,806       (415,361)   (28.7)  (4)
  Economy sales...........................        1,636,786           1,148,583        488,203     42.5   (2)
                                                 ----------          ----------      ---------
   Total..................................        8,551,068           8,539,048         12,020      0.1
                                                 ==========          ==========      =========
Operating revenues:
  Retail..................................       $  488,041          $  499,250  (3) $ (11,209)    (2.2)%
  Sales for resale........................           51,707              70,697        (18,990)   (26.9)  (4)
  Economy sales...........................           39,214              24,870         14,344     57.7   (2)
                                                 ----------          ----------      ---------
   Total..................................       $  578,962          $  594,817      $ (15,855)    (2.7)
                                                 ==========          ==========      =========

--------------------
 (1) Due to increased kWh sales to IID.
 (2) During the first quarter the Company entered into a firm purchase power contract which ends December 2000, in anticipation of a major generating plant overhaul in the summer. The increase in economy sales is partially due to the sale of power purchased under this contract which was not needed to serve native load in the first quarter.
 (3) Includes the effects of the Texas Settlement Agreement and changes in estimated fuel cost reserves of $4,864 and $8,102 for the three and twelve months ended March 31, 1999, respectively.
 (4) Due to the December 1998 termination of the sales agreement with CFE partially offset by increased kWh sales to IID.

   The CFE recently agreed to purchase from the Company firm capacity and associated energy sales of up to 80 MW from June 1, 2000 to August 31, 2000 and firm capacity and associated energy sales of up to 100 MW from May 1, 2001 to September 30, 2001.

   Other operations and maintenance expense increased $1.9 million for the three months ended March 31, 2000 compared to the same period last year, as follows (in thousands):


Three Months Ended March 31:                        2000               1999           Increase/(Decrease)
----------------------------                        ----               ----           -------------------

Palo Verde................................      $   11,793         $   10,575                  $    1,218
ESBG activity.............................           1,186                432                         754
Regulatory and outside services...........           2,595              1,880                         715
Pensions and benefits.....................           4,264              5,183                        (919) (1)
Other.....................................          22,066             21,909                         157
                                                ----------         ----------                  ----------
   Total other operations and
      maintenance expense.................      $   41,904         $   39,979                  $    1,925
                                                ==========         ==========                  ==========

   Other operations and maintenance expense increased $2.2 million for the twelve months ended March 31, 2000 compared to the same period last year, as follows (in thousands):


Twelve Months Ended March 31:                       2000               1999           Increase/(Decrease)
-----------------------------                       ----               ----           -------------------
Palo Verde................................      $   50,122         $   47,776                   $   2,346
Customer accounts expense.................           5,006              3,200                       1,806  (2)
ESBG activity.............................           3,760              2,622                       1,138
Pensions and benefits.....................          14,678             19,770                      (5,092) (1)
Other.....................................          99,262             97,233                       2,029
                                                ----------         ----------                   ---------
   Total other operations and
      maintenance expense.................      $  172,828         $  170,601                   $   2,227
                                                ==========         ==========                   =========

--------------------

 (1) Due to an actuarial gain resulting from a change in actuarial assumptions due to (i) a change in Medicare credits; (ii) revised census data; and
     (iii) prior experience benefit.
 (2) Due to an increase in the uncollectible reserve related to a disputed charge with a large industrial customer in 2000 and the 1999 payments by two large industrial customers for amounts previously expensed.

   Depreciation and amortization expense decreased $1.0 million and $0.5 million for the three and twelve months ended March 31, 2000, respectively, compared to the same periods last year due to a change in the estimated useful life of the decommissioning portion of Palo Verde.

   Taxes other than income taxes decreased $0.3 million and $3.1 million for the three and twelve months ended March 31, 2000, respectively, compared to the same periods last year. The twelve month decrease was primarily due to a $3.1 million reversal of sales tax reserves established in prior years.

   Other income, decreased $3.6 million and $23.2 million for the three and twelve months ended March 31, 2000, respectively, compared to the same periods last year due to (i) decreased investment income of $2.3 million and $8.7 million, respectively, resulting from the investment of lower levels of cash and a change in investment strategy into equity securities for decommissioning trust funds; (ii) litigation settlements of $1.0 million for the three and twelve months ended March 31, 2000 (see Item 1 "Notes to Financial Statements - Note E
- Litigation - Other Legal Proceedings"); and

(iii) the accrual of the $16.5 million settlement agreement payment to Las Cruces for the twelve months ended March 31, 2000.

   Interest charges decreased $2.0 million and $1.7 million for the three and twelve months ended March 31, 2000, respectively, compared to the same periods last year, primarily due to a reduction in outstanding debt as a result of open market purchases and redemptions of the Company's first mortgage bonds. This decrease was partially offset for the twelve months ended March 31, 2000, by adjustments to postload nuclear fuel to (i) write-off a portion of accumulated interest capitalized prior to 1999 and (ii) discontinue capitalizing interest in 1999.

   Income tax expense, excluding the tax effect of extraordinary items, decreased $0.6 million for the three months ended March 31, 2000, primarily due to a decrease in pretax income. Income tax expense, excluding the tax effect of extraordinary items, decreased $10.0 million for the twelve months ended March 31, 2000, primarily due to changes in pretax income, including the accrual for the settlement agreement payment to Las Cruces, and certain permanent differences including an adjustment to the cash value of Company-owned life insurance policies and tax-exempt income.

   Extraordinary loss on repurchases of debt of $0.6 million and $3.9 million for the three and twelve months ended March 31, 2000, respectively, net of income tax benefit of $0.4 million and $2.5 million, represents the payment of premiums on debt repurchased and the recognition of unamortized issuance expenses on that debt with no comparable amounts for the same periods ended in 1999.

   Extraordinary gain on discharge of debt of $3.3 million for the twelve months ended March 31, 1999, net of income tax expense of $2.1 million, represents unclaimed and undistributed funds designated for the payment of preconfirmation bankruptcy claims which reverted to the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

   The Company is exposed to market risk due to changes in interest rates, equity prices and commodity prices. See the Company's 1999 Form 10-K, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," for a complete discussion of the market risks faced by the Company and the Company's market risk sensitive assets and liabilities. As of March 31, 2000, there have been no material changes in the market risks faced by the Company or the fair values of assets and liabilities disclosed in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in the Company's 1999 Form 10-K.

                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

   The Company hereby incorporates by reference the information set forth in
Part I of this report under Note E of Notes to Financial Statements.

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



                                       EL PASO ELECTRIC COMPANY


                                  By:  /s/ Gary R. Hedrick
                                       -------------------
                                       Gary R. Hedrick
                                       Vice President, Chief Financial
                                          Officer and Treasurer
                                       (Duly Authorized Officer and
                                          Principal Financial Officer)



Dated:  May 12, 2000

                                   EL PASO ELECTRIC COMPANY

                                      INDEX TO EXHIBITS

   Exhibit
   Number                                         Exhibit
   -------                                        -------
10.01           Settlement Agreement, dated as of February 24, 2000, with the City of Las
                Cruces.

10.02           Franchise Agreement, dated April 3, 2000, between the Company and the City of
                Las Cruces.

10.03           Stock Option Agreement, dated as of March 15, 2000, with James S. Haines, Jr.
                (Identical in all material respects to Exhibit 10.05 to the Company's
                Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

+10.04          Form of Restricted Stock Award Agreement between the Company and certain key officers of the Company.  (Identical in all material respects to Exhibit
                10.04 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                March 31, 1999)

++10.05         Form of Stock Option Agreement between the Company and certain key officers of the Company.  (Identical in all material respects to Exhibit 10.06 to the
                Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

+++10.06        Form of Directors' Restricted Stock Award Agreement between the Company and certain directors of the Company.  (Identical in all material respects to
                Exhibit 10.07 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

10.07           Stock Option Agreements, dated as of January 1, 2000 and April 1, 2000, with
                Wilson K. Cadman.  (Identical in all material respects to Exhibit 10.08 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
                1999)

11              Statement re Computation of Per Share Earnings

15              Letter re Unaudited Interim Financial Information

27              Financial Data Schedule (EDGAR filing only)

+               Ten agreements, dated as of February 28, 2000, substantially identical in all material respects to this Exhibit, except for the number of shares, have been entered into with Terry D. Bassham; J. Frank Bates; Michael L. Blough; Gary
                R. Hedrick; John C. Horne; Helen Williams Knopp; Earnest A. Lehman; Robert C.
                McNiel; Eduardo A. Rodriguez; and Guillermo Silva; officers of the Company.


                                   EL PASO ELECTRIC COMPANY

                                      INDEX TO EXHIBITS


Exhibit
Number                                         Exhibit
-------                                        -------
++              Two agreements, dated as of January 3, 2000, substantially identical in all material respects to this Exhibit, except for the number of options, have been entered into with Terry D. Bassham and John C. Horne; officers of the
                Company.
+++             In lieu of non-employee director compensation, four agreements, dated as of
                January 1, 2000 and April 1, 2000, substantially identical in all material respects to this Exhibit have been entered into with Patricia Z.
                Holland-Branch and Charles Yamarone; directors of the Company.