Form 10-Q
period 2000-06-30
EL PASO ELECTRIC CO /TX/
filed 2000-08-11
CIK 31978

===============================================================================


                                   Form 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                           -----------------------

(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 2000

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

    As of August 4, 2000, there were 54,628,502 shares of the Company's no par value common stock outstanding.
===============================================================================

                           EL PASO ELECTRIC COMPANY

                              INDEX TO FORM 10-Q

                                                                                                  Page No.
                                                                                                  --------
PART I.   FINANCIAL INFORMATION
     Item 1.   Financial Statements

          Balance Sheets - June 30, 2000 and December 31, 1999..........................              1

          Statements of Operations - Three Months, Six Months and Twelve
          Months Ended June 30, 2000 and 1999...........................................              3

          Statements of Comprehensive Operations - Three Months, Six
          Months and Twelve Months Ended June 30, 2000 and 1999.........................              5

          Statements of Cash Flows - Six Months Ended June 30, 2000 and
          1999..........................................................................              6

          Notes to Financial Statements.................................................              7

          Independent Accountants' Review Report........................................             14

     Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations................................................             15

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk...............             22


PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings........................................................             24

     Item 4.   Submission of Matters to a Vote of Security Holders......................             24

     Item 5.   Other Matters............................................................             24

     Item 6.   Exhibits and Reports on Form 8-K.........................................             24


                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                           EL PASO ELECTRIC COMPANY

                                BALANCE SHEETS


                                   ASSETS                                               June 30,
                               (In thousands)                                             2000               December 31,
                                                                                      (Unaudited)                1999
                                                                                     -------------          -------------
Utility plant:
  Electric plant in service..................................................        $   1,643,930          $   1,626,224
  Less accumulated depreciation and amortization.............................              363,949                329,165
                                                                                     -------------          -------------
     Net plant in service....................................................            1,279,981              1,297,059
  Construction work in progress..............................................               70,202                 61,842
  Nuclear fuel; includes fuel in process of $9,672 and
     $8,994, respectively....................................................               78,020                 78,891
  Less accumulated amortization..............................................               38,696                 39,355
                                                                                     -------------          -------------
     Net nuclear fuel........................................................               39,324                 39,536
                                                                                     -------------          -------------
        Net utility plant....................................................            1,389,507              1,398,437
                                                                                     -------------          -------------
Current assets:
  Cash and temporary investments.............................................               13,431                 37,234
  Accounts receivable, principally trade, net of allowance for
     doubtful accounts of $2,430 and $2,429, respectively....................               79,187                 62,036
  Inventories, at cost.......................................................               25,315                 25,963
  Net undercollection of fuel revenues.......................................                6,412                   -
  Prepayments and other......................................................                5,184                  8,832
                                                                                     -------------          -------------
        Total current assets.................................................              129,529                134,065
                                                                                     -------------          -------------

Long-term contract receivable................................................               14,032                 17,237
                                                                                     -------------          -------------
Deferred charges and other assets:
  Decommissioning trust fund.................................................               60,013                 57,117
  Other......................................................................               17,652                 19,035
                                                                                     -------------          -------------
        Total deferred charges and other assets..............................               77,665                 76,152
                                                                                     -------------          -------------

        Total assets.........................................................        $   1,610,733          $   1,625,891
                                                                                     =============          =============

See accompanying notes to financial statements.

                           EL PASO ELECTRIC COMPANY


                        CAPITALIZATION AND LIABILITIES                                 June 30,
                      (In thousands except for share data)                               2000                December 31,
                                                                                      (Unaudited)               1999
                                                                                     -------------          -------------
Capitalization:
  Common stock, stated value $1 per share, 100,000,000 shares authorized, 60,332,533 and 60,200,921 shares issued,
     and 273,485 and 258,788 restricted shares, respectively.................        $      60,606          $      60,460
  Capital in excess of stated value..........................................              244,062                242,702
  Unearned compensation - restricted stock awards............................               (1,978)                (1,149)
  Retained earnings..........................................................              166,899                143,724
  Accumulated other comprehensive income (net unrealized
     gains on marketable securities), net of tax.............................                4,281                  4,179
                                                                                     -------------          -------------
                                                                                           473,870                449,916

  Treasury stock, 5,980,072 and 3,199,927 shares, respectively; at cost......              (53,933)               (28,658)
                                                                                     -------------          -------------
     Common stock equity.....................................................              419,937                421,258
  Long-term debt.............................................................              730,959                788,576
  Financing and capital lease obligations....................................               25,437                 23,031
                                                                                     -------------          -------------
        Total capitalization.................................................            1,176,333              1,232,865
                                                                                     -------------          -------------
Current liabilities:
  Current maturities of long-term debt and financing and
     capital lease obligations...............................................               58,012                 27,042
  Revolving credit facility..................................................                5,000                   -
  Accounts payable, principally trade........................................               32,575                 22,241
  Litigation settlements payable.............................................                 -                    16,500
  Taxes accrued other than federal income taxes..............................               14,220                 17,617
  Interest accrued...........................................................               16,536                 17,022
  Net overcollection of fuel revenues........................................                 -                     2,640
  Other......................................................................               12,792                 12,946
                                                                                     -------------          -------------
        Total current liabilities............................................              139,135                116,008
                                                                                     -------------          -------------

Deferred credits and other liabilities:
  Decommissioning liability..................................................              124,483                120,875
  Accrued postretirement benefit liability...................................               81,454                 81,176
  Accrued pension liability..................................................               32,268                 32,476
  Accumulated deferred income taxes, net.....................................               27,640                 12,503
  Other......................................................................               29,420                 29,988
                                                                                     -------------          -------------
        Total deferred credits and other liabilities.........................              295,265                277,018
                                                                                     -------------          -------------
Commitments and contingencies

        Total capitalization and liabilities.................................        $   1,610,733          $   1,625,891
                                                                                     =============          =============

See accompanying notes to financial statements.

                           EL PASO ELECTRIC COMPANY
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (In thousands except for share data)

                                                                    Three Months Ended                     Six Months Ended
                                                                         June 30,                              June 30,
                                                                 ------------------------             -------------------------
                                                                      2000        1999                    2000          1999
                                                                 -----------  -----------             -----------   -----------
Operating revenues.............................................. $   171,464  $   133,168             $   309,509   $   262,719
                                                                 -----------  -----------             -----------   -----------
Energy expenses:
  Fuel..........................................................      34,564       22,272                  61,674        44,334
  Purchased and interchanged power..............................      16,064        3,968                  19,553         4,720
                                                                 -----------  -----------             -----------   -----------
                                                                      50,628       26,240                  81,227        49,054
                                                                 -----------  -----------             -----------   -----------
Operating revenues net of energy expenses.......................     120,836      106,928                 228,282       213,665
                                                                 -----------  -----------             -----------   -----------
Other operating expenses:
  Other operations..............................................      33,452       32,787                  67,013        63,852
  Maintenance...................................................      11,033       11,874                  19,376        20,788
  Depreciation and amortization.................................      21,535       22,931                  43,324        45,736
  Taxes other than income taxes.................................      11,030       10,889                  21,991        22,169
                                                                 -----------  -----------             -----------   -----------
                                                                      77,050       78,481                 151,704       152,545
                                                                 -----------  -----------             -----------   -----------
Operating income................................................      43,786       28,447                  76,578        61,120
                                                                 -----------  -----------             -----------   -----------
Other income (deductions):
  Investment income.............................................         964        1,415                   1,745         4,494
  Litigation settlements........................................           -            -                  (1,000)            -
  Other, net....................................................        (764)         518                  (1,633)          (44)
                                                                 -----------  -----------             -----------   -----------
                                                                         200        1,933                    (888)        4,450
                                                                 -----------  -----------             -----------   -----------
Income before interest charges..................................      43,986       30,380                  75,690        65,570
                                                                 -----------  -----------             -----------   -----------
Interest charges (credits):
  Interest on long-term debt....................................      16,991       18,565                  33,563        37,720
  Other interest................................................       2,020        2,038                   3,830         4,075
  Interest capitalized..........................................        (951)      (1,635)                 (1,832)       (3,339)
                                                                 -----------  -----------             -----------   -----------
                                                                      18,060       18,968                  35,561        38,456
                                                                 -----------  -----------             -----------   -----------
Income before income taxes......................................      25,926       11,412                  40,129        27,114
Income tax expense..............................................      10,758        4,364                  16,405        10,604
                                                                 -----------  -----------             -----------   -----------
Income before extraordinary loss on
  repurchases of debt...........................................      15,168        7,048                  23,724        16,510
Extraordinary loss on repurchases
  of debt, net of income tax benefit............................           -       (1,183)                   (549)       (1,183)
                                                                 -----------  -----------             -----------   -----------
Net income......................................................      15,168        5,865                  23,175        15,327
Preferred stock:
  Dividend requirements.........................................           -            -                       -         2,616
  Redemption costs..............................................           -           10                       -         9,581
                                                                 -----------  -----------             -----------   -----------
Net income applicable to common stock........................... $    15,168  $     5,855             $    23,175   $     3,130
                                                                 ===========  ===========             ===========   ===========

Basic earnings per common share:
  Income before extraordinary loss on
     repurchases of debt........................................ $     0.279  $     0.117             $     0.433   $     0.072
  Extraordinary loss on repurchases of debt, net of
     income tax benefit.........................................           -       (0.020)                 (0.010)       (0.020)
                                                                 -----------  -----------             -----------   -----------
     Net income................................................. $     0.279  $     0.097             $     0.423   $     0.052
                                                                 ===========  ===========             ===========   ===========
Diluted earnings per common share:
  Income before extraordinary loss on
     repurchases of debt........................................ $     0.275  $     0.116             $     0.427   $     0.071
  Extraordinary loss on repurchases of debt, net of
     income tax benefit.........................................           -       (0.019)                 (0.010)       (0.019)
                                                                 -----------  -----------             -----------   -----------
     Net income................................................. $     0.275  $     0.097             $     0.417   $     0.052
                                                                 ===========  ===========             ===========   ===========

Weighted average number of common shares
  outstanding...................................................  54,375,819   60,206,105              54,837,870    60,208,059
                                                                 ===========  ===========             ===========   ===========
Weighted average number of common shares and
  dilutive potential common shares outstanding..................  55,172,804   60,620,058              55,519,019    60,415,036
                                                                 ===========  ===========             ===========   ===========

See accompanying notes to financial statements.

                           EL PASO ELECTRIC COMPANY
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (In thousands except for share data)

                                                                                               Twelve Months Ended
                                                                                                     June 30,
                                                                                            -------------------------
                                                                                                 2000         1999
                                                                                            -----------   -----------
Operating revenues........................................................................  $   617,259   $   581,959
                                                                                            -----------   -----------
Energy expenses:
  Fuel....................................................................................      121,738       100,672
  Coal mine reclamation adjustment........................................................       (6,601)            -
  Purchased and interchanged power........................................................       26,833        17,522
                                                                                            -----------   -----------
                                                                                                141,970       118,194
                                                                                            -----------   -----------
Operating revenues net of energy expenses.................................................      475,289       463,765
                                                                                            -----------   -----------
Other operating expenses:
  Other operations........................................................................      137,757       135,534
  Maintenance.............................................................................       34,895        39,221
  New Mexico Settlement charge............................................................            -         6,272
  Depreciation and amortization...........................................................       88,522        91,010
  Taxes other than income taxes...........................................................       41,321        43,985
                                                                                            -----------   -----------
                                                                                                302,495       316,022
                                                                                            -----------   -----------
Operating income..........................................................................      172,794       147,743
                                                                                            -----------   -----------
Other income (deductions):
  Investment income.......................................................................        4,179        11,882
  Litigation settlements..................................................................      (17,500)            -
  Settlement of bankruptcy professional fees..............................................            -           657
  Other, net..............................................................................        1,177          (556)
                                                                                            -----------   -----------
                                                                                                (12,144)       11,983
                                                                                            -----------   -----------
Income before interest charges............................................................      160,650       159,726
                                                                                            -----------   -----------
Interest charges (credits):
  Interest on long-term debt..............................................................       72,477        77,992
  Other interest..........................................................................        7,452         7,720
  Interest capitalized....................................................................       (1,735)       (6,493)
                                                                                            -----------   -----------
                                                                                                 78,194        79,219
                                                                                            -----------   -----------
Income before income taxes................................................................       82,456        80,507
Income tax expense........................................................................       31,433        31,134
                                                                                            -----------   -----------
Income before extraordinary items.........................................................       51,023        49,373
                                                                                            -----------   -----------
Extraordinary items:
  Extraordinary loss on repurchases of debt, net of income tax benefit....................       (2,702)       (1,183)
  Extraordinary gain on discharge of debt, net of income tax expense......................            -         3,343
                                                                                            -----------   -----------
Net income................................................................................       48,321        51,533
Preferred stock:
  Dividend requirements...................................................................            -        10,176
  Redemption costs........................................................................            -         9,581
                                                                                            -----------   -----------
Net income applicable to common stock.....................................................  $    48,321   $    31,776
                                                                                            ===========   ===========
Basic earnings per common share:
  Income before extraordinary items.......................................................  $     0.902   $     0.492
  Extraordinary loss on repurchases of debt, net of income tax benefit....................       (0.048)       (0.020)
  Extraordinary gain on discharge of debt, net of income tax expense......................            -         0.056
                                                                                            -----------   -----------
     Net income...........................................................................  $     0.854   $     0.528
                                                                                            ===========   ===========
Diluted earnings per common share:
  Income before extraordinary items.......................................................  $     0.892   $     0.489
  Extraordinary loss on repurchases of debt, net of income tax benefit....................       (0.047)       (0.019)
  Extraordinary gain on discharge of debt, net of income tax expense......................            -         0.055
                                                                                            -----------   -----------
     Net income...........................................................................  $     0.845   $     0.525
                                                                                            ===========   ===========
Weighted average number of common shares outstanding......................................   56,572,978    60,188,290
                                                                                            ===========   ===========
Weighted average number of common shares and
  dilutive potential common shares outstanding............................................   57,192,245    60,544,762
                                                                                            ===========   ===========

See accompanying notes to financial statements.

                           EL PASO ELECTRIC COMPANY
                    STATEMENTS OF COMPREHENSIVE OPERATIONS
                                  (Unaudited)
                                (In thousands)

                                                            Three Months             Six Months                Twelve Months
                                                               Ended                    Ended                      Ended
                                                              June 30,                  June 30,                   June 30,
                                                      ----------------------     ----------------------     ----------------------
                                                         2000         1999          2000         1999         2000         1999
                                                      ---------    ---------     ---------    ---------     ---------    ---------
Net income..........................................  $  15,168    $   5,865     $  23,175    $  15,327     $  48,321    $  51,533
Other comprehensive income (loss):
 Net unrealized gain (loss) on marketable
   securities, less applicable income tax
   benefit (expense) of $249, $(683),
   $(55), $(1,027), $(686) and $(1,511),
   respectively.....................................       (463)       1,268           102        1,906         1,274        2,805
                                                      ---------    ---------     ---------    ---------     ---------    ---------
Comprehensive income................................     14,705        7,133        23,277       17,233        49,595       54,338
Preferred stock:
 Dividend requirements..............................          -            -             -        2,616             -       10,176
 Redemption costs...................................          -           10             -        9,581             -        9,581
                                                      ---------    ---------     ---------    ---------     ---------    ---------
Comprehensive income applicable
 to common stock....................................  $  14,705    $   7,123     $  23,277    $   5,036     $  49,595    $  34,581
                                                      =========    =========     =========    =========     =========    =========

See accompanying notes to financial statements.

                           EL PASO ELECTRIC COMPANY
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                                                                   Six Months Ended
                                                                                                       June 30,
                                                                                        ---------------------------------------
                                                                                            2000                        1999
                                                                                        -----------                ------------
Cash Flows From Operating Activities:
  Net income.....................................................................       $    23,175                $     15,327
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization................................................            43,324                      45,736
    Amortization of nuclear fuel.................................................             8,596                      10,351
    Deferred income taxes, net...................................................            15,431                       9,486
    Provision for Texas Settlement base revenue refund...........................                 -                       4,156
    Extraordinary loss on repurchases of debt, net of
       income tax benefit........................................................               549                       1,183
    Other operating activities...................................................             2,782                       2,697
  Change in:
    Accounts receivable..........................................................           (17,151)                      8,526
    Inventories..................................................................               648                       1,017
    Prepayments and other........................................................             3,648                       9,846
    Long-term contract receivable................................................             3,205                       2,898
    Accounts payable.............................................................            10,334                     (15,919)
    Litigation settlements payable...............................................           (16,500)                          -
    Taxes accrued other than federal income taxes................................            (3,397)                     (3,115)
    Interest accrued.............................................................              (486)                     (2,303)
    Net under/overcollection of fuel revenues....................................            (9,052)                        578
    Other current liabilities....................................................              (153)                      8,923
    Deferred charges and credits.................................................             3,223                       2,944
                                                                                        -----------                ------------
      Net cash provided by operating activities..................................            68,176                     102,331
                                                                                        -----------                ------------
Cash Flows From Investing Activities:
  Cash additions to utility property, plant and equipment........................           (33,926)                    (29,501)
  Cash additions to nuclear fuel.................................................            (8,032)                     (6,741)
  Interest capitalized:
    Utility property, plant and equipment........................................            (1,480)                     (1,648)
    Nuclear fuel.................................................................              (352)                     (1,691)
  Investment in decommissioning trust fund.......................................            (2,739)                     (2,728)
  Other investing activities.....................................................               (59)                       (136)
                                                                                        -----------                ------------
      Net cash used for investing activities.....................................           (46,588)                    (42,445)
                                                                                        -----------                ------------
Cash Flows From Financing Activities:
  Treasury stock purchases.......................................................           (25,275)                     (4,288)
  Repurchases of and payments on long-term debt..................................           (23,731)                    (82,196)
  Nuclear fuel financing obligations:
    Proceeds.....................................................................             9,687                       8,433
    Payments.....................................................................           (10,055)                    (10,725)
  Revolving credit facility, net proceeds........................................             5,000                           -
  Redemption of preferred stock..................................................                 -                    (148,937)
  Preferred stock dividend payment...............................................                 -                      (1,328)
  Payments on capital lease obligations..........................................              (827)                       (751)
  Other financing activities.....................................................              (190)                       (138)
                                                                                        -----------                ------------
      Net cash used for financing activities.....................................           (45,391)                   (239,930)
                                                                                        -----------                ------------
Net decrease in cash and temporary investments...................................           (23,803)                   (180,044)
Cash and temporary investments at beginning of period............................            37,234                     229,150
                                                                                        -----------                ------------
Cash and temporary investments at end of period..................................       $    13,431                $     49,106
                                                                                        ===========                ============

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

     These condensed financial statements should be read in conjunction with the financial statements and notes thereto in the Annual Report of El Paso Electric Company (the "Company") on Form 10-K for the year ended December 31, 1999 (the "1999 Form 10-K"). Capitalized terms used in this report and not defined herein have the meaning ascribed for such terms in the 1999 Form 10-K. In the opinion of management of the Company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company at June 30, 2000 and December 31, 1999; the results of operations for the three, six and twelve months ended June 30, 2000 and 1999; and cash flows for the six months ended June 30, 2000 and 1999. The results of operations for the three, six and twelve months ended June 30, 2000 and the cash flows for the six months ended June 30, 2000, are not necessarily indicative of the results to be expected for the full calendar year.

     Based on a provision in the Texas Restructuring Law allowing recovery of nuclear decommissioning costs over the lives of nuclear plants, effective January 1, 2000, the Company changed the estimated useful life of the plant investment related to the decommissioning of Palo Verde. Previously, this decommissioning portion of Palo Verde plant costs had been depreciated over 10 years. The change in the estimated useful life for the Texas jurisdiction resulted in a decrease in depreciation expense and an increase in net income of $0.8 million, $1.5 million and $1.5 million, net of tax, or $0.01, $0.03 and $0.03 diluted earnings per common share for the three, six and twelve months ended June 30, 2000.

Supplemental Cash Flow Disclosures (In thousands)

                                                                               Six Months Ended June 30,
                                                                         ------------------------------------
                                                                             2000                     1999
                                                                         -----------              -----------
  Cash paid for:
     Interest on long-term debt (1)........................              $    32,718              $    38,140
     Other interest........................................                       48                      530
     Income taxes, net.....................................                    1,200                    1,200
  Non-cash investing and financing activities:
     Grants of restricted shares of
         common stock......................................                    1,696                    1,480
     Issuance of preferred stock for
         pay-in-kind dividend..............................                        -                    3,867

------------
 (1) Includes interest on bonds, letter of credit fees related to bonds, and interest on nuclear fuel financing net of amounts capitalized.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)

Reconciliation of Basic and Diluted Earnings Per Common Share

     The reconciliation of basic and diluted earnings per common share before extraordinary items is presented below:

                                                                          Three Months Ended June 30,
                                             -------------------------------------------------------------------------------------
                                                                 2000                                       1999
                                             -----------------------------------------    ----------------------------------------
                                                                               Per                                         Per
                                                                             Common                                      Common
                                                 Income        Shares        Share           Income        Shares        Share
                                             ------------   ------------  ------------    ------------  ------------  ------------
                                            (In thousands)                               (In thousands)
Income before extraordinary item.....        $     15,168                                 $      7,048
 Less: Preferred stock
  redemption costs...................                   -                                           10
                                             ------------                                 ------------
Basic earnings per common share:
 Income before extraordinary
  item applicable to common
  stock..............................              15,168     54,375,819  $      0.279           7,038    60,206,105  $      0.117
                                                                          ============                                ============
Effect of dilutive securities:
 Unvested restricted stock...........                   -         51,623                             -        29,186
 Stock options.......................                   -        745,362                             -       384,767
                                             ------------   ------------                  ------------  ------------

Diluted earnings per common share:
 Income before extraordinary
  item applicable to common
  stock..............................        $     15,168     55,172,804  $      0.275    $      7,038    60,620,058  $      0.116
                                             ============   ============  ============    ============  ============  ============


                                                                           Six Months Ended June 30,
                                             -------------------------------------------------------------------------------------
                                                                2000                                       1999
                                             -----------------------------------------    ----------------------------------------
                                                                               Per                                         Per
                                                                             Common                                      Common
                                                Income         Shares        Share           Income        Shares        Share
                                             ------------   ------------  ------------    ------------  ------------  ------------
                                            (In thousands)                               (In thousands)
Income before extraordinary item.....        $     23,724                                 $     16,510
 Less:
  Preferred stock:
    Dividend requirements............                   -                                        2,616
    Redemption costs.................                   -                                        9,581
                                             ------------                                 ------------
Basic earnings per common share:
 Income before extraordinary item
  applicable to common stock.........              23,724     54,837,870  $      0.433           4,313    60,208,059  $      0.072
                                                                          ============                                ============

Effect of dilutive securities:
 Unvested restricted stock...........                   -         37,186                             -        14,593
 Stock options.......................                   -        643,963                             -       192,384
                                             ------------   ------------                  ------------  ------------

Diluted earnings per common share:
 Income before extraordinary item
  applicable to common stock.........        $     23,724     55,519,019  $      0.427    $      4,313    60,415,036  $      0.071
                                             ============   ============  ============    ============  ============  ============

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)

                                                                         Twelve Months Ended June 30,
                                             -------------------------------------------------------------------------------------
                                                                 2000                                     1999
                                             -----------------------------------------    ----------------------------------------
                                                                                Per                                        Per
                                                                              Common                                     Common
                                                 Income        Shares         Share          Income        Shares        Share
                                             ------------   ------------  ------------    ------------  ------------  ------------
                                            (In thousands)                               (In thousands)
Income before extraordinary items....        $     51,023                                 $     49,373
 Less:
  Preferred stock:
    Dividend requirements............                   -                                       10,176
    Redemption costs.................                   -                                        9,581
                                             ------------                                 ------------
Basic earnings per common share:
 Income before extraordinary
  items applicable to common
  stock..............................              51,023     56,572,978  $      0.902          29,616    60,188,290  $      0.492
                                                                          ============                                ============

Effect of dilutive securities:
 Unvested restricted stock...........                   -         44,025                             -        26,022
 Stock options.......................                   -        575,242                             -       330,450
                                             ------------   ------------                  ------------  ------------

Diluted earnings per common share:
 Income before extraordinary
  items applicable to common
  stock..............................        $     51,023     57,192,245  $      0.892    $     29,616    60,544,762  $      0.489
                                             ============   ============  ============    ============  ============  ============

     Options that were excluded from the computation of diluted earnings per common share because the options' exercise price was greater than the average market price of the common shares for the period are listed below:

     1) 60,000 options granted May 29, 1998 at an exercise price of $9.50 were excluded for the third and fourth quarters of 1998, all of 1999 and the first quarter of 2000.
     2) 100,000 options granted January 11, 1999 at an exercise price of $8.75 were excluded for the first and second quarters of 1999.
     3) 42,432 options granted January 1, 2000 at an exercise price of $9.81 were excluded for the first quarter of 2000.
     4) 50,000 options granted March 15, 2000 at an exercise price of $9.50 were excluded for the first quarter of 2000.

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

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)


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

     Although the Company is not subject to the Texas restructuring requirements until the expiration of the Freeze Period, the Company is subject to the restructuring requirements of the New Mexico Restructuring Law. The Company believes that its corporate restructuring described below in "New Mexico Regulatory Matters" satisfies the restructuring requirements under the Texas Restructuring Law. On March 14, 2000, as supplemented on May 15, 2000, the Company filed for necessary Texas Commission approvals relating to the Company's corporate restructuring. The Company, the Texas Commission staff and other interested parties have reached an agreement in principle on all issues related to the Company's corporate restructuring and will submit a stipulation to the Texas Commission in August 2000.

     Fuel. Although the Company's base rates are frozen in Texas, pursuant to Texas Commission rules and the Texas Rate Stipulation, the Company can request adjustments to its fuel factor to more accurately reflect its projected increases or decreases in energy costs associated with the provision of electricity. The recent substantial increases in the price of natural gas and purchased power exceed the Company's current fuel factor, resulting in a significant underrecovery of the Company's actual fuel expense. Therefore, on August 1, 2000, the Company filed a petition with the Texas Commission requesting an increase in its fuel factor in Texas. The Company's petition requested expedited approval by the Texas Commission. The Company also intends to seek recovery of cumulative underrecovered fuel expense by filing an interim surcharge proceeding in January 2001. If this surcharge is approved, these charges are subject to final review by the Texas Commission in the Company's next applicable fuel reconciliation proceeding.

New Mexico Regulatory Matters

   The New Mexico Restructuring Law requires the Company to reorganize its present corporate structure, separating its power generation and energy services businesses, which will become competitive, from its transmission and distribution business, which will remain regulated. On March 1, 2000, the Company filed the first phase of its transition plan ("Transition Plan-Phase I") with the New Mexico Commission, requesting approval of the Company's proposed corporate reorganization under the New Mexico Restructuring Law. The Company initially proposed to separate its current operations into a power generation subsidiary, a transmission and distribution subsidiary, and an energy services subsidiary, all owned and controlled by a common holding company. On May 2, 2000, the Company

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)


filed an amendment to its Transition Plan-Phase I with the New Mexico Commission, requesting approval to create a separate administrative and corporate support services subsidiary, which will also be owned and controlled by the common holding company. On June 1, 2000, the Company filed its Transition Plan-Phase II with the New Mexico Commission, detailing the Company's proposed processes and procedures to implement customer choice, including the Company's proposal for recovery of stranded costs, in New Mexico. The Company believes that the New Mexico Commission will enter a final order on the Transition Plan-Phase I by December 1, 2000, and on the Transition Plan-Phase II by October 1, 2001. Under the New Mexico Restructuring Law, the New Mexico Commission delayed the start of retail customer choice until January 1, 2002 for public post-secondary educational institutions, public schools and residential and small business customers.

     Fuel. The New Mexico Settlement Agreement incorporated the then existing fuel factor into base rates and accordingly, the Company will absorb any increases or decreases in fuel expense related to its New Mexico retail customers until the start of competition on January 1, 2002.

Federal Regulatory Matters

     On June 16, 2000, the Company filed its Application for Authorization to Transfer Certain Assets and Approval of Certain Securities Transactions with the FERC seeking the necessary FERC approvals for its corporate restructuring. On July 6, 2000, the Company filed its Application for Nuclear Regulatory Commission Consent to the indirect transfer of control of the Company's minority non-operating ownership interest in Palo Verde seeking necessary NRC approvals related to the Company's corporate restructuring. The Company believes it will obtain these regulatory approvals for its corporate restructuring before January 1, 2001, when the Company anticipates implementing its new corporate structure.

     Fuel. Under FERC regulations, the Company's fuel factor is adjusted monthly for the majority of FERC jurisdictional customers. Accordingly, any increases or decreases in natural gas or purchased power expenses immediately flow through to such customers.

C.   Common Stock Repurchase Program

     In May 1999, the Company's Board of Directors approved a stock repurchase program allowing the Company to purchase up to six million of its outstanding shares of common stock. In March 2000, the Company's Board of Directors authorized a new stock repurchase program under which the Company may purchase up to an additional six million shares. As of June 30, 2000, the Company had repurchased approximately 5.9 million shares of common stock for approximately $53.9 million, including commissions, under the initial repurchase program. The Company will make purchases primarily in the open market at prevailing prices and will also engage in private transactions, if appropriate. Any repurchased shares will be available for issuance under employee benefit and stock option plans, or may be retired.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)


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

E.   Litigation

Litigation with Las Cruces

     Pursuant to the terms of the settlement agreement dated May 3, 2000 with Las Cruces, all existing litigation between the Company and Las Cruces, including all litigation pending before the FERC and the Federal District Court of New Mexico, has been dismissed.

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

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)


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

     Gila River System. In connection with the construction and operation of Palo Verde, APS entered into contracts with certain municipalities granting APS the right to purchase effluent for cooling purposes at Palo Verde. In 1986, a summons was served on APS that required all water claimants in the Lower Gila River Watershed in Arizona to assert any claims to water in an action pending in Maricopa County Superior Court, titled In re The General Adjudication of All Rights to Use Water in the Gila River System and Source. Palo Verde is located within the geographic area subject to the summons and the rights of the Palo Verde Participants to the use of groundwater and effluent at Palo Verde is potentially at issue in this action. APS, as operating agent, filed claims that dispute the Court's jurisdiction over the Palo Verde Participants' groundwater rights and their contractual rights to effluent relating to Palo Verde and, alternatively, seek confirmation of such rights. In November 1999, the Arizona Supreme Court issued a decision confirming that certain groundwater rights may be available to the federal government and Indian tribes. APS and other parties petitioned the United States Supreme Court for review of this decision. This petition was denied, and the pending lower court litigation will proceed. The Company is unable to predict the outcome of this case. APS's contractual rights to effluent are not currently in controversy in this litigation. This effluent is the Participants' primary source of water in the operation of Palo Verde. The Company does not currently believe that an adverse ruling in this litigation on groundwater rights will materially affect Palo Verde operations.

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

                    Independent Accountants' Review Report
                    --------------------------------------



The Shareholders and the Board of Directors
El Paso Electric Company:

We have reviewed the accompanying condensed balance sheet of El Paso Electric Company (the Company) as of June 30, 2000, the related condensed statements of operations and comprehensive operations for the three months, six months and twelve months ended June 30 , 2000 and 1999, and the related condensed statements of cash flows for the six months ended June 30, 2000 and 1999. These condensed financial statements are the responsibility of the Company's management.

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



El Paso, Texas
July 21, 2000

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

     The changing regulatory environment and the advent of customer choice have created a substantial risk that the Company will lose important customers. The Company's wholesale and large retail customers already have, in varying degrees, additional alternate sources of economical power, including co-generation of electric power. For example, a 504 MW combined-cycle generating plant located in Samalayuca, Chihuahua, Mexico, which became fully operational at the end of 1998, gave CFE the capacity to supply electricity to portions of northern Chihuahua and allowed CFE to eliminate substantially all purchases of power from the Company in 1999 and the first five months of 2000. However, on May 31, 2000, CFE agreed to purchase from the Company firm capacity and associated energy sales of up to 80 MW from June 1, 2000 through August 31, 2000, up to 40 MW during May 2001 and up to 100 MW from June 1, 2001 through September 30, 2001. Additionally, American National Power, Inc., a wholly-owned subsidiary of National Power PLC, has announced it is exploring the possibility of building a generation plant in El Paso, Texas, and Duke Energy has announced it is exploring the possibility of building a generation plant in Deming, New Mexico. If the Company loses a significant portion of its retail customer base or wholesale sales, the Company may not be able to replace such revenues through either the addition of new customers or an increase in rates to remaining customers.

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

     During the second quarter of 2000, the Company experienced increased costs related to its inability to pass through to customers certain fuel expenses and to an unscheduled plant shutdown. The Company is unable to increase or decrease base rates in certain areas and under certain contracts to compensate for increases or decreases in fuel expense. For the three months ended June 30, 2000, increases in the cost of natural gas and purchased power have resulted in additional fuel expenses of $0.8 million, net of tax, that were not recovered from the Company's customers.

     In July 2000, Unit 3 at the Company's Newman Power Station experienced a mechanical problem with its turbine shaft, resulting in Unit 3 being taken out of service. Due to the loss of this generation, the Company is purchasing power in the open market to meet the Company's load demand during peak demand periods. The cost of this purchased power, together with the loss of Unit 3's generating capacity, will mitigate the benefits that the Company would otherwise realize from its off-system wholesale power sales. The Company believes that Unit 3 will be repaired and available for service by September 2000. The vendor has agreed to perform the necessary repairs at no charge.

                        Liquidity and Capital Resources

     The Company's principal liquidity requirements in the near-term are expected to consist of interest and principal payments on the Company's indebtedness, and capital expenditures related to the Company's generating facilities and transmission and distribution systems. While the underrecovery of fuel expense and the timing of recovery of fuel expense in Texas will reduce the Company's cash flows, the Company believes that cash flows from operations will generally be sufficient to meet its principal liquidity requirements.

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

     At June 30, 2000, the Company had approximately $13.4 million in cash and cash equivalents. The Company also has a $100 million revolving credit facility, which provides up to $70 million for nuclear fuel purchases and up to $50 million (depending on the amount of borrowings outstanding for nuclear fuel purchases) for working capital needs. At June 30, 2000, approximately $47.9 million had been drawn for nuclear fuel purchases. On July 7, 2000, the remaining $5 million outstanding of the $10 million drawn in May 2000 to pay a portion of the Las Cruces settlement payment was repaid. Otherwise no amounts have ever been drawn on this facility for working capital needs.

     The Company has a high debt to capitalization ratio and significant debt service obligations. Due to the Texas Rate Stipulation, the Texas Settlement Agreement, the New Mexico Settlement Agreement and competitive pressures, the Company does not expect to be able to raise its base rates in the event of increases in non-fuel costs, increases in fuel costs for New Mexico and certain wholesale customers or loss of revenues. Accordingly, as described below, debt reduction continues to be a high priority for the Company in order to gain additional financial flexibility to address the evolving competitive market.

     The Company has significantly reduced its long-term debt since its emergence from bankruptcy in 1996. From June 1, 1996 through August 4, 2000, the Company repurchased approximately $337.8 million of first mortgage bonds as part of an aggressive deleveraging program. Common stock equity as a percentage of capitalization, excluding current maturities of long-term debt, has increased from 19% at June 30, 1996 to 36% at June 30, 2000. In addition, the Company's bonds are now rated investment grade by all four major credit rating agencies.

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

     In May 1999, the Company's Board of Directors approved a stock repurchase program allowing the Company to purchase up to six million of its outstanding shares of common stock. In March 2000, the Company's Board of Directors authorized a new stock repurchase program under which the Company may purchase up to an additional six million shares. As of August 4, 2000, the Company had repurchased approximately 5.9 million shares of common stock for approximately $53.9 million, including commissions, under the initial repurchase program. The Company will make purchases primarily in the open market at prevailing prices and will also engage in private transactions, if appropriate. Any repurchased shares will be available for issuance under employee benefit and stock option plans or may be retired.

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

                       Historical Results of Operations

                                                           Income Before                      Diluted Earnings
                                                           Extraordinary                           Before
                                                        Items Applicable to                  Extraordinary Items
                                                            Common Stock                       Per Common Share
                                                     -------------------------             ------------------------
                                                        2000            1999                 2000            1999
                                                     ---------       ---------             --------        --------
                                                          (In thousands)
Three Months Ended June 30....................       $  15,168       $   7,038             $  0.275        $  0.116
Six Months Ended June 30......................          23,724           4,313                0.427           0.071
Twelve Months Ended June 30...................          51,023          29,616                0.892           0.489

     Results of operations for the twelve months ended June 30, 2000 were affected by the following unusual or infrequent items: (i) an adjustment of $4.0 million, net of tax, reducing fuel expense based on a reduction of the Company's estimated coal mine reclamation liability; (ii) a charge to earnings of $10.1 million, net of tax, as a result of the settlement agreement with Las Cruces; and (iii) a one-time charge to earnings of $2.5 million, net of tax, resulting from the write-off of interest capitalized prior to 1999 on postload nuclear fuel. Results of operations for the six and twelve months ended June 30, 1999 were affected by the following unusual or infrequent items: (i) the recognition of certain items arising from the Texas Settlement Agreement; (ii) a change in estimated fuel cost reserves; and (iii) the early redemption of the Company's 11.40% Series A Preferred Stock. The results of operations for the twelve months ended June 30, 1999 were also affected by a charge to earnings of $3.8 million, net of tax, as a result of the New Mexico Settlement Agreement.

     Operating revenues net of energy expenses increased $13.9 million for the three months ended June 30, 2000 compared to the same period last year primarily due to increased kWh sales and increased margins on economy sales. Operating revenues net of energy expenses increased $14.6 million and

$11.5 million for the six and twelve months ended June 30, 2000, respectively, compared to the same periods last year, as follows (in thousands):

Six Months Ended June 30:                           2000               1999           Increase/(Decrease)
------------------------------------------       ---------          ---------         --------------------
Operating revenues net of energy expenses
  before the effects of the Texas
  Settlement Agreement and a change in
  estimated fuel cost reserves............       $ 228,282          $ 208,801                    $  19,481
Texas Settlement Agreement:
  Palo Verde performance reward...........               -              3,453                       (3,453)
  Retroactive base rate decrease..........               -             (2,343)                       2,343
Change in estimated fuel cost reserves....               -              3,754                       (3,754)
                                                 ---------          ---------                    ---------
   Total operating revenues net

      of energy expenses..................       $ 228,282          $ 213,665                    $  14,617
                                                 =========          =========                    =========

Twelve Months Ended June 30:                        2000               1999           Increase/(Decrease)
------------------------------------------       ---------          ---------         --------------------
Operating revenues net of energy expenses
  before the effects of the Texas
  Settlement Agreement, a change in
  estimated fuel cost reserves and a coal
  mine reclamation adjustment.............       $ 468,688          $ 455,663                    $  13,025
Texas Settlement Agreement:
  Palo Verde performance reward...........               -              3,453                       (3,453)
Change in estimated fuel cost reserves....               -              4,649                       (4,649)
Coal mine reclamation adjustment..........           6,601                  -                        6,601
                                                 ---------          ---------                    ---------
   Total operating revenues net
      of energy expenses..................       $ 475,289          $ 463,765                    $  11,524
                                                 =========          =========                    =========

     Excluding the effects of the unusual or infrequent items shown above, the six and twelve month increases in operating revenues net of energy expenses of $19.5 million and $13.0 million, respectively, were primarily due to increased kWh sales and increased economy sales at higher margins. The twelve month increase was partially offset by the rate reductions in Texas and New Mexico and decreased sales to CFE.

     Operating revenues from retail customers shown below include the effects of the Texas Settlement Agreement and a change in estimated fuel cost reserves for the six and twelve month periods ended June 30, 1999. Comparisons of kWh sales and operating revenues are shown below (in thousands):

                                                                                              Increase/(Decrease)
                                                                                             --------------------
Three Months Ended June 30:                         2000                1999                  Amount      Percent
---------------------------                      ----------          ----------              --------     -------
Electric kWh sales:
  Retail..................................        1,542,826           1,417,621               125,205        8.8%   (1)
  Sales for resale........................          295,709             225,163                70,546       31.3    (2)
  Economy sales...........................          290,533             233,971                56,562       24.2    (3)
                                                 ----------          ----------              --------
   Total..................................        2,129,068           1,876,755               252,313       13.4
                                                 ==========          ==========              ========
Operating revenues:
  Retail..................................       $  139,606          $  116,686              $ 22,920       19.6%   (4)
  Sales for resale........................           16,840              12,248                 4,592       37.5    (5)
  Economy sales...........................           15,018               4,234                10,784      254.7    (3)
                                                 ----------          ----------              --------
   Total..................................       $  171,464          $  133,168              $ 38,296       28.8
                                                 ==========          ==========              ========

                                                                                              Increase/(Decrease)
                                                                                             ----------------------
Six Months Ended June 30:                            2000               1999                   Amount       Percent
-------------------------                        ----------          ----------              ---------      -------
Electric kWh sales:
  Retail..................................        2,883,007           2,740,133                142,874          5.2%
  Sales for resale........................          567,439             372,423                195,016         52.4    (2)
  Economy sales...........................          896,415             700,947                195,468         27.9    (3)
                                                 ----------          ----------               --------
   Total..................................        4,346,861           3,813,503                533,358         14.0
                                                 ==========          ==========               ========
Operating revenues:
  Retail..................................       $  249,971          $  227,514 (6)           $ 22,457          9.9%
  Sales for resale........................           29,751              22,893                  6,858         30.0    (5)
  Economy sales...........................           29,787              12,312                 17,475        141.9    (3)
                                                 ----------          ----------               --------
   Total..................................       $  309,509          $  262,719               $ 46,790         17.8
                                                 ==========          ==========               ========

                                                                                               Increase/(Decrease)
                                                                                             ----------------------
Twelve Months Ended June 30:                        2000                1999                   Amount       Percent
----------------------------                     ----------          ----------              ---------      -------
Electric kWh sales:
  Retail..................................        6,009,042           5,922,951                 86,091          1.5%
  Sales for resale........................        1,100,991           1,201,730               (100,739)        (8.4)   (7)
  Economy sales...........................        1,693,348           1,209,240                484,108         40.0    (3)
                                                 ----------          ----------              ---------
   Total..................................        8,803,381           8,333,921                469,460          5.6
                                                 ==========          ==========              =========
Operating revenues:
  Retail..................................       $  510,962          $  494,426 (6)          $  16,536          3.3%
  Sales for resale........................           56,299              61,420                 (5,121)        (8.3)   (8)
  Economy sales...........................           49,998              26,113                 23,885         91.5    (3)
                                                 ----------          ----------              ---------
   Total..................................       $  617,259          $  581,959              $  35,300          6.1
                                                 ==========          ==========              =========

-------------

(1) Primarily due to (i) mild weather during the three months ended June 30, 1999 and (ii) normal customer growth.
(2) Primarily due to (i) increased kWh sales to IID and (ii) sales to CFE as a result of a new contract that is effective from June through August 2000 with no comparable sales to CFE in 1999.
(3) In order to ensure sufficient availability of purchased power during the summer of 2000, the Company entered into a firm purchased power contract in January 2000 that is effective through the end of the year. The increase in economy sales is partially due to the sale of power purchased under this contract that was not needed to serve native load and wholesale contracts during the first half of the year.
(4) Primarily due to (i) increased fuel costs that are passed through directly to Texas jurisdictional customers, (ii) mild weather during the three months ended June 30, 1999 and (iii) normal customer growth.
(5) Primarily due to (i) increased fuel costs that are passed through directly to certain wholesale customers and (ii) sales to CFE as noted above.
(6) Includes the effects of the Texas Settlement Agreement and changes in estimated fuel cost reserves of $4,864 and $8,102 for the six and twelve months ended June 30, 1999, respectively.
(7) Primarily due to decreased sales to CFE partially offset by increased kWh sales to IID.
(8) Primarily due to decreased sales to CFE partially offset by increased fuel costs that are passed through directly to certain wholesale customers.

     On May 31, 2000, CFE agreed to purchase from the Company firm capacity and associated energy sales of up to 80 MW from June 1, 2000 through August 31, 2000, up to 40 MW during May 2001 and up to 100 MW from June 1, 2001 through September 30, 2001.

     Other operations and maintenance expense decreased $0.2 million for the three months ended June 30, 2000 compared to the same period last year, as follows (in thousands):

Three Months Ended June 30:                           2000               1999            Increase/(Decrease)
---------------------------                        -------            -------            -------------------
Palo Verde................................         $12,403            $13,461                     $(1,058)
Pensions and benefits.....................           3,259              4,178                        (919)    (1)
ESBG activity.............................           1,593                909                         684
Outside services and regulatory expense...           3,468              2,937                         531
Other.....................................          23,762             23,176                         586
                                                   -------            -------                     -------
   Total other operations and
      maintenance expense.................         $44,485            $44,661                     $  (176)
                                                   =======            =======                     =======

     Other operations and maintenance expense increased $1.7 million for the six months ended June 30, 2000 compared to the same period last year, as follows (in thousands):

Six Months Ended June 30:                             2000               1999            Increase/(Decrease)
-------------------------                          -------            -------            ------------------
ESBG activity.............................         $ 2,779            $ 1,341                     $ 1,438
Outside services and regulatory expense...           6,063              4,817                       1,246
Pensions and benefits.....................           7,523              9,361                      (1,838)    (1)
Other.....................................          70,024             69,121                         903
                                                   -------            -------                     -------
   Total other operations and
      maintenance expense.................         $86,389            $84,640                     $ 1,749
                                                   =======            =======                     =======

     Other operations and maintenance expense decreased $2.1 million for the twelve months ended June 30, 2000 compared to the same period last year, as follows (in thousands):

Twelve Months Ended June 30:                          2000               1999            Increase/(Decrease)
----------------------------                      --------           --------            ------------------
Pensions and benefits.....................        $ 13,759           $ 19,512                     $(5,753)    (1)
Customer accounts expense.................           5,434              3,519                       1,915     (2)
Outside services and regulatory expense...          12,614             10,927                       1,687
ESBG activity.............................           4,444              2,967                       1,477
Other.....................................         136,401            137,830                      (1,429)
                                                  --------           --------                     -------
   Total other operations and
      maintenance expense.................        $172,652           $174,755                     $(2,103)
                                                  ========           ========                     =======

-------------
(1) Due to an actuarial gain resulting from a change in actuarial assumptions due to (i) a change in Medicare credits; (ii) revised census data; and
     (iii) prior experience benefit.
(2) Due to an increase in the uncollectible reserve related to a disputed charge with a large industrial customer in 2000 and the receipt in the prior period from a large industrial customer of an amount previously expensed.

     Depreciation and amortization expense decreased $1.4 million, $2.4 million and $2.5 million for the three, six and twelve months ended June 30, 2000, respectively, compared to the same periods last year due to a change in the estimated depreciable life of the decommissioning portion of Palo Verde.

     Taxes other than income taxes did not change significantly for the three and six months ended June 30, 2000 compared to the same periods last year. Taxes other than income taxes decreased $2.7 million for the twelve months ended June 30, 2000 compared to the same period last year primarily due to a $3.1 million reversal of sales tax reserves established in prior years and a decrease in Arizona property taxes resulting from a decrease in the assessment ratio and a decrease in tax base. These decreases were partially offset by an increase in Texas property taxes primarily due to an increase in operating income on which property taxes are based and franchise taxes due to refunds in 1998 with no comparable amount in 1999.

     Other income decreased $1.7 million, $5.3 million and $24.1 million for the three, six and twelve months ended June 30, 2000, respectively, compared to the same periods last year due to (i) decreased investment income of $0.5 million, $2.7 million and $7.7 million, respectively, resulting from the investment of lower levels of cash; (ii) litigation settlements of $1.0 million for the six and twelve months ended June 30, 2000; (iii) the sale of non-utility property of $1.0 million for the six months ended June 30, 1999 with no comparable activity in 2000; and (iv) the accrual of the $16.5 million settlement agreement payment to Las Cruces during the twelve months ended June 30, 2000.

     Interest charges decreased $0.9 million, $2.9 million and $1.0 million for the three, six and twelve months ended June 30, 2000, respectively, compared to the same periods last year, primarily due to a reduction in outstanding debt as a result of open market purchases and redemptions of the Company's first mortgage bonds. These decreases were partially offset by the discontinuance of capitalizing interest on postload nuclear fuel. The decrease for the twelve months ended June 30, 2000, was partially offset by adjustments to postload nuclear fuel to write-off a portion of accumulated interest capitalized prior to 1999.

     Income tax expense, excluding the tax effect of extraordinary items, increased $6.4 million, $5.8 million and $0.3 million for the three, six and twelve months ended June 30, 2000, respectively, compared to the same periods last year due to changes in pretax income and certain permanent differences.

     Extraordinary loss on repurchases of debt of $0.5 million and $2.7 million for the six and twelve months ended June 30, 2000, respectively, net of income tax benefit of $0.3 million and $1.7 million, represents the payment of premiums on debt repurchased and the recognition of unamortized issuance expenses on that debt.

     Extraordinary gain on discharge of debt of $3.3 million for the twelve months ended June 30, 1999, net of income tax expense of $2.1 million, represents unclaimed and undistributed funds designated for the payment of preconfirmation claims which reverted to the Company.

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

     The Company is exposed to market risk due to changes in interest rates, equity prices and commodity prices. See the Company's 1999 Form 10-K, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," for a complete discussion of the market risks faced by the Company and the Company's market risk sensitive assets and liabilities. As of June 30, 2000, there have been no material changes in the interest rate and equity price risks faced by the Company or the fair values of assets and liabilities disclosed in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in the Company's 1999 Form 10-K. However, due to rising costs of fuel and purchased power ("energy costs"), the Company is facing increased commodity price risk, as discussed below.

                             Commodity Price Risk

     The Company utilizes contracts of various duration for the purchase of natural gas, uranium concentrates and coal to effectively manage its available fuel portfolio. These agreements contain fixed-priced and variable-priced provisions and are settled by physical delivery. The fuel contracts with variable-pricing provisions, as well as substantially all of the Company's purchased power requirements, are exposed to fluctuations in prices due to unpredictable factors, such as weather, which impact supply and demand. Natural gas and purchased power prices increased significantly during the three months ended June 30, 2000. Furthermore, these prices are expected to remain high on average over the next twelve months.

     The Company's exposure to fuel and purchased power price risk is substantially mitigated through the operation of the Texas Commission rules and the Company's energy cost recovery clauses ("fuel clauses") in certain wholesale rates. Under these rules and fuel clauses, energy costs are passed through to customers. However, there are areas and contracts where energy costs are fixed as part of the Company's base rates and are not subject to periodic reconciliation or adjustment for fluctuations in such costs. The Company's average energy costs incurred in these areas and under certain contracts currently exceed the fixed fuel factor that was incorporated into base rates or into certain wholesale contracts. Therefore, the Company is exposed to commodity price risk on energy costs that are related to these sales of electricity. If the Company's average energy costs remain at the levels experienced during the three months ended June 30, 2000, the Company would not be able to recover energy costs of approximately $3.3 million, net of tax, over the next twelve months. Additionally, a hypothetical 10% increase in the market-based energy costs incurred during the three months ended June 30, 2000 would result in an annualized after-tax increase in energy costs of approximately $2.0 million that would not be mitigated by the Company's fuel clauses.

                          PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

     The Company hereby incorporates by reference the information set forth in
Part I of this report under Note E of Notes to Financial Statements.

Item 4.   Submission of Matters to a Vote of Security Holders

     The annual meeting of shareholders of the Company was held May 4, 2000.
The total number of common shares outstanding was 54,778,810, of which 50,358,454 were represented in person or by proxy. The following directors were elected to hold office for a three-year term expiring at the annual meeting of shareholders of the Company to be held in 2003:


             Director                Votes For     Votes Withheld
             --------               ----------     --------------

          George W. Edwards, Jr.    50,230,172         128,282
          Ramiro Guzman             49,712,784         645,670
          Stephen Wertheimer        50,225,672         132,782
          Charles A. Yamarone       50,224,366         134,088


     In addition to the individuals set forth above, the following individuals continued as directors following the meeting: Wilson K. Cadman, James A. Cardwell, James W. Cicconi, Patricia Z. Holland-Branch, James W. Harris, Kenneth
R. Heitz, Michael K. Parks, Eric B. Siegel, and James Haines.

Item 5.   Other Matters

     The Company has 320 employees (approximately 30% of its work force) who are covered by a collective bargaining agreement with the International Brotherhood of Electrical Workers, Local 960 ("Local 960"). Local 960's members work primarily as linemen and power plant personnel with the Company. The collective bargaining agreement between the Company and Local 960 expired on June 16, 2000. On July 14, 2000, the Company and Local 960 agreed on the terms of a new collective bargaining agreement. On July 28, 2000, Local 960's members ratified the new agreement by a majority vote. The new agreement will be in effect through June 2003.

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



                                       EL PASO ELECTRIC COMPANY


                                  By:  /s/ Gary R. Hedrick
                                       --------------------------------------
                                       Gary R. Hedrick
                                       Vice President, Chief Financial
                                          Officer and Treasurer
                                       (Duly Authorized Officer and
                                          Principal Financial Officer)



Dated:  August 11, 2000

                           EL PASO ELECTRIC COMPANY

                               INDEX TO EXHIBITS

Exhibit
Number                                  Exhibit
------                                  -------

 10.08 Form of Directors' Restricted Stock Award Agreement between the Company and George W. Edwards, Jr. (Identical in all material respects to Exhibit 10.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999)

+10.09 Form of Directors' Restricted Stock Award Agreement between the Company and certain directors of the Company. (Identical in all material respects to Exhibit 10.07 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

 11        Statement re Computation of Per Share Earnings

 15        Letter re Unaudited Interim Financial Information

 27        Financial Data Schedule (EDGAR filing only)

  + Twelve agreements, dated as of May 4, 2000, substantially identical in all material respects to this Exhibit were entered into with George W. Edwards, Jr.; Ramiro Guzman; James W. Harris; Kenneth R. Heitz; James W. Cicconi; Patricia Z. Holland-Branch; Michael K. Parks; Eric B. Siegel; Stephen Wertheimer; Charles A. Yamarone; James
           A. Cardwell; and Wilson K. Cadman, directors of the Company.