Form 10-Q
period 2000-09-30
EL PASO ELECTRIC CO /TX/
filed 2000-11-14
CIK 31978

================================================================================

                                   Form 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                             --------------------

(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 2000

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

   As of November 3, 2000, there were 53,966,246 shares of the Company's no par value common stock outstanding.

================================================================================

                           EL PASO ELECTRIC COMPANY

                              INDEX TO FORM 10-Q

                                                                                                Page No.
                                                                                              -------------
PART I.  FINANCIAL INFORMATION
     Item 1.  Financial Statements

       Balance Sheets - September 30, 2000 and December 31, 1999.......................              1

       Statements of Operations - Three Months, Nine Months and Twelve Months Ended
        September 30, 2000 and 1999....................................................              3

       Statements of Comprehensive Operations - Three Months, Nine Months and Twelve
        Months Ended September 30, 2000 and 1999.......................................              5

       Statements of Cash Flows - Nine Months Ended September 30, 2000 and 1999........              6

       Notes to Financial Statements...................................................              7

       Independent Accountants' Review Report..........................................             14

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results
      of Operations....................................................................             15

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk...............             23

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings........................................................             25

     Item 6.  Exhibits and Reports on Form 8-K.........................................             25

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                           EL PASO ELECTRIC COMPANY

                                BALANCE SHEETS

                                   ASSETS                                         September 30,
                               (In thousands)                                         2000                     December 31,
                                                                                  (Unaudited)                      1999
                                                                               -------------------           -------------
Utility plant:
  Electric plant in service..................................................           $1,637,793             $1,626,224
  Less accumulated depreciation and amortization.............................              372,133                329,165
                                                                                        ----------             ----------
    Net plant in service.....................................................            1,265,660              1,297,059
  Construction work in progress..............................................               79,009                 61,842
  Nuclear fuel; includes fuel in process of $3,476 and
    $8,994, respectively.....................................................               79,787                 78,891
  Less accumulated amortization..............................................               43,252                 39,355
                                                                                        ----------             ----------
    Net nuclear fuel.........................................................               36,535                 39,536
                                                                                        ----------             ----------
      Net utility plant......................................................            1,381,204              1,398,437
                                                                                        ----------             ----------

Current assets:
  Cash and temporary investments.............................................               20,181                 37,234
  Accounts receivable, principally trade, net of allowance for
    doubtful accounts of $3,065 and $2,429, respectively.....................               87,040                 62,036
  Inventories, at cost.......................................................               25,167                 25,963
  Net undercollection of fuel revenues.......................................               17,077                      -
  Prepayments and other......................................................               10,284                  8,832
                                                                                        ----------             ----------
      Total current assets...................................................              159,749                134,065
                                                                                        ----------             ----------

Long-term contract receivable................................................               12,386                 17,237
                                                                                        ----------             ----------

Deferred charges and other assets:
  Decommissioning trust fund.................................................               61,047                 57,117
  Other......................................................................               17,435                 19,035
                                                                                        ----------             ----------
      Total deferred charges and other assets................................               78,482                 76,152
                                                                                        ----------             ----------

      Total assets...........................................................           $1,631,821             $1,625,891
                                                                                        ==========             ==========

See accompanying notes to financial statements.

                           EL PASO ELECTRIC COMPANY

                   CAPITALIZATION AND LIABILITIES                                  September 30,
                (In thousands except for share data)                                  2000                    December 31,
                                                                                   (Unaudited)                    1999
                                                                                -----------------             -----------
Capitalization:
  Common stock, stated value $1 per share, 100,000,000 shares authorized, 60,333,931 and 60,200,921 shares issued,
    and 274,643 and 258,788 restricted shares, respectively...................         $   60,609             $   60,460
  Capital in excess of stated value...........................................            244,087                242,702
  Unearned compensation - restricted stock awards.............................             (1,643)                (1,149)
  Retained earnings...........................................................            191,118                143,724
  Accumulated other comprehensive income (net unrealized
    gains on marketable securities), net of tax...............................              4,112                  4,179
                                                                                       ----------             ----------
                                                                                          498,283                449,916

  Treasury stock, 5,980,072 and 3,199,927 shares, respectively; at cost.......            (53,933)               (28,658)
                                                                                       ----------             ----------
    Common stock equity.......................................................            444,350                421,258
  Long-term debt..............................................................            715,087                788,576
  Financing and capital lease obligations.....................................             23,069                 23,031
                                                                                       ----------             ----------
        Total capitalization..................................................          1,182,506              1,232,865
                                                                                       ----------             ----------

Current liabilities:
  Current maturities of long-term debt and financing and
    capital lease obligations.................................................             57,358                 27,042
  Accounts payable, principally trade.........................................             30,055                 22,241
  Litigation settlement payable...............................................                  -                 16,500
  Taxes accrued other than federal income taxes...............................             19,154                 17,617
  Interest accrued............................................................             15,660                 17,022
  Net overcollection of fuel revenues.........................................                  -                  2,640
  Other.......................................................................             16,328                 12,946
                                                                                       ----------             ----------
        Total current liabilities.............................................            138,555                116,008
                                                                                       ----------             ----------

Deferred credits and other liabilities:
  Decommissioning liability...................................................            126,306                120,875
  Accrued postretirement benefit liability....................................             81,937                 81,176
  Accrued pension liability...................................................             32,166                 32,476
  Accumulated deferred income taxes, net......................................             41,019                 12,503
  Other.......................................................................             29,332                 29,988
                                                                                       ----------             ----------
        Total deferred credits and other liabilities..........................            310,760                277,018
                                                                                       ----------             ----------

Commitments and contingencies

        Total capitalization and liabilities..................................         $1,631,821             $1,625,891
                                                                                       ==========             ==========

See accompanying notes to financial statements.

                           EL PASO ELECTRIC COMPANY
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (In thousands except for share data)

                                                                       Three Months Ended              Nine Months Ended
                                                                         September 30,                   September 30,
                                                                   --------------------------      --------------------------
                                                                       2000         1999               2000          1999
                                                                    ----------   -----------       -----------   -----------

Operating revenues.............................................     $  211,410   $   170,340       $   520,919   $   433,059
                                                                    ----------   -----------       -----------   -----------
Energy expenses:
  Fuel.........................................................         50,006        32,516           111,680        76,850
  Purchased and interchanged power.............................         27,008         5,935            46,561        10,655
                                                                    ----------   -----------       -----------   -----------
                                                                        77,014        38,451           158,241        87,505
                                                                    ----------   -----------       -----------   -----------
Operating revenues net of energy expenses......................        134,396       131,889           362,678       345,554
                                                                    ----------   -----------       -----------   -----------
Other operating expenses:
  Other operations.............................................         34,275        30,694           101,288        94,546
  Maintenance..................................................          9,946         7,819            29,322        28,607
  Depreciation and amortization................................         21,739        22,105            65,063        67,841
  Taxes other than income taxes................................         10,692        11,481            32,683        33,650
                                                                    ----------   -----------       -----------   -----------
                                                                        76,652        72,099           228,356       224,644
                                                                    ----------   -----------       -----------   -----------
Operating income...............................................         57,744        59,790           134,322       120,910
                                                                    ----------   -----------       -----------   -----------
Other income (deductions):
  Investment income............................................            961         1,351             2,706         5,845
  Litigation settlements.......................................              -             -            (1,000)            -
  Other, net...................................................           (494)         (235)           (2,127)         (279)
                                                                    ----------   -----------       -----------   -----------
                                                                           467         1,116              (421)        5,566
                                                                    ----------   -----------       -----------   -----------
Income before interest charges.................................         58,211        60,906           133,901       126,476
                                                                    ----------   -----------       -----------   -----------
Interest charges (credits):
  Interest on long-term debt...................................         16,890        17,603            50,453        55,323
  Other interest...............................................          1,909         1,822             5,739         5,897
  Interest capitalized.........................................           (931)       (1,089)           (2,763)       (4,428)
                                                                    ----------   -----------       -----------   -----------
                                                                        17,868        18,336            53,429        56,792
                                                                    ----------   -----------       -----------   -----------
Income before income taxes.....................................         40,343        42,570            80,472        69,684
Income tax expense.............................................         14,901        16,346            31,306        26,950
                                                                    ----------   -----------       -----------   -----------
Income before extraordinary loss on
  extinguishments of debt......................................         25,442        26,224            49,166        42,734
Extraordinary loss on extinguishments
  of debt, net of income tax benefit...........................          1,223         2,068             1,772         3,251
                                                                    ----------   -----------       -----------   -----------
Net income.....................................................         24,219        24,156            47,394        39,483
Preferred stock:
  Dividend requirements........................................              -             -                 -         2,616
  Redemption costs.............................................              -             -                 -         9,581
                                                                    ----------   -----------       -----------   -----------
Net income applicable to common stock..........................     $   24,219   $    24,156       $    47,394   $    27,286
                                                                    ==========   ===========       ===========   ===========

Basic earnings per common share:
  Income before extraordinary loss on
     extinguishments of debt...................................     $    0.468        $0.443            $0.899        $0.510
  Extraordinary loss on extinguishments of debt, net of
     income tax benefit........................................          0.023         0.035             0.032         0.054
                                                                    ----------   -----------       -----------   -----------
     Net income................................................     $    0.445        $0.408            $0.867        $0.456
                                                                    ==========   ===========       ===========   ===========
Diluted earnings per common share:
  Income before extraordinary loss on
     extinguishments of debt...................................     $    0.460        $0.439            $0.887        $0.507
  Extraordinary loss on extinguishments of debt, net of
     income tax benefit........................................          0.022         0.035             0.032         0.054
                                                                    ----------   -----------       -----------   -----------
     Net income................................................     $    0.438        $0.404            $0.855        $0.453
                                                                    ==========   ===========       ===========   ===========

Weighted average number of common shares
  outstanding..................................................     54,400,463    59,232,142        54,691,003    59,879,180
                                                                    ==========   ===========       ===========   ===========
Weighted average number of common shares and
  dilutive potential common shares outstanding.................     55,345,544    59,776,441        55,460,129    60,198,598
                                                                    ==========   ===========       ===========   ===========

See accompanying notes to financial statements.

                           EL PASO ELECTRIC COMPANY
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (In thousands except for share data)

                                                                                                  Twelve Months Ended
                                                                                                     September 30,
                                                                                               -------------------------
                                                                                                   2000         1999
                                                                                               -----------   -----------
Operating revenues...........................................................................  $   658,329   $   574,828
                                                                                               -----------   -----------
Energy expenses:
   Fuel......................................................................................      139,228       102,449
  Coal mine reclamation adjustment...........................................................       (6,601)            -
  Purchased and interchanged power...........................................................       47,906        15,692
                                                                                               -----------   -----------
                                                                                                   180,533       118,141
                                                                                               -----------   -----------
Operating revenues net of energy expenses....................................................      477,796       456,687
                                                                                               -----------   -----------
Other operating expenses:
  Other operations...........................................................................      141,338       134,485
  Maintenance................................................................................       37,022        38,733
  Depreciation and amortization..............................................................       88,156        90,434
  Taxes other than income taxes..............................................................       40,532        43,791
                                                                                               -----------   -----------
                                                                                                   307,048       307,443
                                                                                               -----------   -----------
Operating income.............................................................................      170,748       149,244
                                                                                               -----------   -----------
Other income (deductions):
  Investment income..........................................................................        3,789         9,450
  Litigation settlements.....................................................................      (17,500)            -
  Settlement of bankruptcy professional fees.................................................            -           109
  Other, net.................................................................................          918          (494)
                                                                                               -----------   -----------
                                                                                                   (12,793)        9,065
                                                                                               -----------   -----------
Income before interest charges...............................................................      157,955       158,309
                                                                                               -----------   -----------
Interest charges (credits):
  Interest on long-term debt.................................................................       71,764        75,410
  Other interest.............................................................................        7,539         7,726
  Interest capitalized.......................................................................       (1,577)       (5,957)
                                                                                               -----------   -----------
                                                                                                    77,726        77,179
                                                                                               -----------   -----------
Income before income taxes...................................................................       80,229        81,130
Income tax expense...........................................................................       29,988        31,582
                                                                                               -----------   -----------
Income before extraordinary items............................................................       50,241        49,548
                                                                                               -----------   -----------
Extraordinary items:
  Extraordinary loss on extinguishments of debt, net of income tax benefit...................        1,857         3,251
  Extraordinary gain on discharge of debt, net of income tax expense.........................            -         3,343
                                                                                               -----------   -----------
                                                                                                     1,857            92
                                                                                               -----------   -----------
Net income...................................................................................       48,384        49,640
Preferred stock:
  Dividend requirements......................................................................            -         6,449
  Redemption costs...........................................................................            -         9,581
                                                                                               -----------   -----------
Net income applicable to common stock........................................................  $    48,384   $    33,610
                                                                                               ===========   ===========

Basic earnings per common share:
  Income before extraordinary items..........................................................  $     0.907   $     0.559
  Extraordinary loss on extinguishments of debt, net of income tax benefit...................        0.034         0.054
  Extraordinary gain on discharge of debt, net of income tax expense.........................            -         0.056
                                                                                               -----------   -----------
     Net income..............................................................................  $     0.873   $     0.561
                                                                                               ===========   ===========
Diluted earnings per common share:
  Income before extraordinary items..........................................................  $     0.895   $     0.556
  Extraordinary loss on extinguishments of debt, net of income tax benefit...................        0.033         0.054
  Extraordinary gain on discharge of debt, net of income tax expense.........................            -         0.055
                                                                                               -----------   -----------
     Net income..............................................................................  $     0.862   $     0.557
                                                                                               ===========   ===========

Weighted average number of common shares outstanding.........................................   55,412,512    59,952,191
                                                                                               ===========   ===========
Weighted average number of common shares and
  dilutive potential common shares outstanding...............................................   56,131,974    60,321,395
                                                                                               ===========   ===========

See accompanying notes to financial statements.

                           EL PASO ELECTRIC COMPANY
                    STATEMENTS OF COMPREHENSIVE OPERATIONS
                                  (Unaudited)
                                (In thousands)


                                                Three Months               Nine Months                  Twelve Months
                                                    Ended                     Ended                         Ended
                                                September 30,             September 30,                 September 30,
                                              ------------------       ---------------------      -------------------------
                                                2000      1999           2000        1999             2000          1999
                                              -------    -------       -------   -----------      -----------   -----------
Net income.................................   $24,219    $24,156       $47,394   $    39,483      $    48,384   $    49,640
Other comprehensive income (loss):
 Net unrealized gain (loss) on marketable
   securities, less applicable income tax
   benefit (expense) of $91, $725, $36,
   $(302), $(1,320) and $(1,599),
   respectively............................      (169)    (1,345)          (67)          561            2,450         2,970
                                              -------    -------       -------   -----------      -----------   -----------
Comprehensive income.......................    24,050     22,811        47,327        40,044           50,834        52,610
Preferred stock:
 Dividend requirements.....................         -          -             -         2,616                -         6,449
 Redemption costs..........................         -          -             -         9,581                -         9,581
                                              -------    -------       -------   -----------      -----------   -----------
Comprehensive income applicable
 to common stock...........................   $24,050    $22,811       $47,327   $    27,847      $    50,834   $    36,580
                                              =======    =======       =======   ===========      ===========   ===========

See accompanying notes to financial statements.

                           EL PASO ELECTRIC COMPANY
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                                                                 Nine Months Ended
                                                                                                   September 30,
                                                                                        ---------------------------------------
                                                                                           2000                        1999
                                                                                        -----------                ------------
Cash Flows From Operating Activities:
  Net income.....................................................................       $    47,394                $     39,483
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization................................................            65,063                      67,841
    Amortization of nuclear fuel.................................................            13,152                      15,708
    Deferred income taxes, net...................................................            29,679                      24,976
    Extraordinary loss on extinguishments of debt, net of
       income tax benefit........................................................             1,772                       3,251
    Other operating activities...................................................             4,116                       3,942
  Change in:
    Accounts receivable..........................................................           (25,004)                     (3,653)
    Inventories..................................................................               796                         800
    Prepayments and other........................................................            (1,452)                      6,516
    Long-term contract receivable................................................             4,851                       4,386
    Accounts payable.............................................................             7,814                      (7,797)
    Litigation settlement payable................................................           (16,500)                          -
    Taxes accrued other than federal income taxes................................             1,537                       2,414
    Interest accrued.............................................................            (1,362)                     (2,852)
    Net under/overcollection of fuel revenues....................................           (19,717)                        165
    Other current liabilities....................................................             3,382                       9,842
    Deferred charges and credits.................................................             5,290                       2,870
                                                                                        -----------                ------------
      Net cash provided by operating activities..................................           120,811                     167,892
                                                                                        -----------                ------------
Cash Flows From Investing Activities:
  Cash additions to utility property, plant and equipment........................           (49,747)                    (39,953)
  Cash additions to nuclear fuel.................................................            (9,685)                     (8,475)
  Interest capitalized:
    Utility property, plant and equipment........................................            (2,296)                     (1,968)
    Nuclear fuel.................................................................              (467)                     (2,460)
  Investment in decommissioning trust fund.......................................            (4,034)                     (4,308)
  Other investing activities.....................................................                64                        (998)
                                                                                        -----------                ------------
      Net cash used for investing activities.....................................           (66,165)                    (58,162)
                                                                                        -----------                ------------
Cash Flows From Financing Activities:
  Treasury stock.................................................................           (25,275)                    (14,747)
  Repurchases of and payments on long-term debt..................................           (40,628)                   (117,533)
  Nuclear fuel financing obligations:
    Proceeds.....................................................................            12,229                      10,934
    Payments.....................................................................           (14,758)                    (15,494)
  Redemption of preferred stock..................................................                 -                    (148,937)
  Preferred stock dividend payment...............................................                 -                      (1,328)
  Payments on capital lease obligations..........................................            (1,688)                     (1,573)
  Other financing activities.....................................................            (1,579)                       (138)
                                                                                        -----------                ------------
      Net cash used for financing activities.....................................           (71,699)                   (288,816)
                                                                                        -----------                ------------
Net decrease in cash and temporary investments...................................           (17,053)                   (179,086)
Cash and temporary investments at beginning of period............................            37,234                     229,150
                                                                                        -----------                ------------
Cash and temporary investments at end of period..................................       $    20,181                $     50,064
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

   These condensed financial statements should be read in conjunction with the financial statements and notes thereto in the Annual Report of El Paso Electric Company (the "Company") on Form 10-K for the year ended December 31, 1999 (the "1999 Form 10-K"). Capitalized terms used in this report and not defined herein have the meaning ascribed to such terms in the 1999 Form 10-K. In the opinion of management of the Company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company at September 30, 2000 and December 31, 1999; the results of operations for the three, nine and twelve months ended September 30, 2000 and 1999; and cash flows for the nine months ended September 30, 2000 and 1999. The results of operations for the three, nine and twelve months ended September 30, 2000 and the cash flows for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full calendar year.

   Based on a provision in the Texas Restructuring Law allowing recovery of nuclear decommissioning costs over the lives of nuclear plants, effective January 1, 2000, the Company changed the estimated useful life of the plant investment related to the decommissioning of Palo Verde. Previously, this decommissioning portion of Palo Verde plant costs had been depreciated over 10 years. The change in the estimated useful life resulted in a decrease in depreciation expense and an increase in net income of $0.8 million, $2.3 million and $2.3 million, net of tax, or $0.01, $0.04 and $0.04 diluted earnings per common share for the three, nine and twelve months ended September 30, 2000.

Supplemental Cash Flow Disclosures (In thousands)

                                                                            Nine Months Ended September 30,
                                                                        ---------------------------------------
                                                                              2000                     1999
                                                                        --------------           --------------
Cash paid for:
   Interest on long-term debt (1)........................                  $48,945                  $55,745
   Other interest........................................                      146                      577
   Income taxes, net.....................................                    1,200                    1,332
Non-cash investing and financing activities:
   Grants of restricted shares of
       common stock......................................                    1,725                    1,705
   Issuance of preferred stock for
       pay-in-kind dividend..............................                        -                    3,867
-----------

(1) Includes interest on bonds, letter of credit fees related to bonds, and interest on nuclear fuel financing net of amounts capitalized.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)


   During the third quarter of 2000, the Company, through an agent, remarketed its $193.1 million pollution control bonds, electing to establish fixed interest rates over two and five year periods and not to renew the letters of credit that provided credit support for the pollution control bonds. This in turn permitted the Company to cancel $198.0 million of collateral first mortgage bonds that secured the Company's reimbursement obligation to the providers of the letters of credit. The interest rate for $122.7 million of the pollution control bonds was fixed for five years at 6.375%, while the interest rate for the remaining $70.4 million was fixed for two years at 6.15%.

Reconciliation of Basic and Diluted Earnings Per Common Share

   The reconciliation of basic and diluted earnings per common share before extraordinary items is presented below:

                                                           Three Months Ended September 30,
                                       ------------------------------------------------------------------------
                                                       2000                                 1999
                                       -----------------------------------  -----------------------------------
                                                                     Per                                  Per
                                                                   Common                               Common
                                          Income         Shares     Share      Income         Shares     Share
                                       -------------   ----------  -------  -------------   ----------  -------
                                       (In thousands)                       (In thousands)
Basic earnings per common share:
 Income before extraordinary
  item...............................        $25,442   54,400,463   $0.468        $26,224   59,232,142   $0.443
                                                                   =======                              =======

Effect of dilutive securities:
 Unvested restricted stock...........              -       70,209                       -       45,471
 Stock options.......................              -      874,872                       -      498,828
                                       -------------   ----------           -------------   ----------

Diluted earnings per common share:
 Income before extraordinary
  item...............................        $25,442   55,345,544   $0.460        $26,224   59,776,441   $0.439
                                       =============   ==========  =======  =============   ==========  =======

                                                           Nine Months Ended September 30,
                                       ------------------------------------------------------------------------
                                                       2000                                1999
                                       -----------------------------------  -----------------------------------
                                                                     Per                                  Per
                                                                   Common                               Common
                                          Income         Shares     Share      Income         Shares     Share
                                       -------------   ----------  -------  -------------   ----------  -------
                                       (In thousands)                       (In thousands)
Income before extraordinary item.....        $49,166                              $42,734
 Less:
  Preferred stock:
    Dividend requirements............              -                                2,616
    Redemption costs.................              -                                9,581
                                       -------------                        -------------
Basic earnings per common share:
 Income before extraordinary
  item applicable to common
  stock..............................         49,166   54,691,003   $0.899         30,537   59,879,180   $0.510
                                                                   =======                              =======

Effect of dilutive securities:
 Unvested restricted stock...........              -       48,193                       -       24,886
 Stock options.......................              -      720,933                       -      294,532
                                       -------------   ----------           -------------   ----------

Diluted earnings per common share:
 Income before extraordinary
  item applicable to common
  stock..............................        $49,166   55,460,129   $0.887        $30,537   60,198,598   $0.507
                                       =============   ==========  =======  =============   ==========  =======

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)

                                                          Twelve Months Ended September 30,
                                       ------------------------------------------------------------------------
                                                     2000                                 1999
                                       -----------------------------------  -----------------------------------
                                                                     Per                                  Per
                                                                   Common                               Common
                                          Income         Shares     Share      Income         Shares     Share
                                       -------------   ----------  -------  -------------   ----------  -------
                                       (In thousands)                       (In thousands)
Income before extraordinary items....        $50,241                              $49,548
 Less:
  Preferred stock:
    Dividend requirements............              -                                6,449
    Redemption costs.................              -                                9,581
                                       -------------                        -------------
Basic earnings per common share:
 Income before extraordinary
  items applicable to common
  stock..............................         50,241   55,412,512   $0.907         33,518   59,952,191   $0.559
                                                                   =======                              =======

Effect of dilutive securities:
 Unvested restricted stock...........              -       50,210                       -       28,523
 Stock options.......................              -      669,252                       -      340,681
                                       -------------   ----------           -------------   ----------

Diluted earnings per common share:
 Income before extraordinary
  items applicable to common
  stock..............................        $50,241   56,131,974   $0.895        $33,518   60,321,395   $0.556
                                       =============   ==========  =======  =============   ==========  =======

   Options that were excluded from the computation of diluted earnings per common share because the options' exercise price was greater than the average market price of the common shares for the period are listed below:

   1) 60,000 options granted May 29, 1998 at an exercise price of $9.50 were excluded for the fourth quarter of 1998, all of 1999 and the first quarter of 2000.
   2) 100,000 options granted January 11, 1999 at an exercise price of $8.75 were excluded for the first and second quarters of 1999.
   3) 42,432 options granted January 1, 2000 at an exercise price of $9.81 were excluded for the first quarter of 2000.
   4) 50,000 options granted March 15, 2000 at an exercise price of $9.50 were excluded for the first quarter of 2000.

B. Regulation

   For a full discussion of the Company's regulatory matters, see Note B of Notes to Financial Statements in the 1999 Form 10-K.

Texas Regulatory Matters

   The Texas Restructuring Law specifically recognizes and preserves the substantial benefits the Company bargained for in its Texas Rate Stipulation and Texas Settlement Agreement. The Texas Restructuring Law exempts the Company's Texas service area from retail competition and preserves

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)


rates at their current levels until the end of the Company's Freeze Period. At the end of the Freeze Period, the Company will be subject to retail competition.

   Although the Company is not subject to the Texas restructuring requirements until the expiration of the Freeze Period, the Company is subject to the restructuring requirements of the New Mexico Restructuring Law. The Company believes that its corporate restructuring described below in "New Mexico Regulatory Matters" satisfies the restructuring requirements under the Texas Restructuring Law. On September 18, 2000, the Company, the Texas Commission staff and other interested parties filed a stipulation with the Texas Commission resolving all issues related to the Company's corporate restructuring. The Company anticipates the Texas Commission will enter its order approving this stipulation.

   Fuel. Although the Company's base rates are frozen in Texas, pursuant to Texas Commission rules and the Texas Rate Stipulation, the Company can request adjustments to its fuel factor to more accurately reflect its projected increases or decreases in energy costs associated with the provision of electricity as well as seek recovery of past undercollections of fuel revenues. The recent substantial increases in the price of natural gas and purchased power resulted in average energy costs that exceeded the Company's fuel factor during the first eight months of this year, resulting in a significant underrecovery of the Company's actual energy expenses. On August 1, 2000, the Company filed a petition with the Texas Commission requesting an increase in its fuel factor in Texas. The Company was granted interim approval to implement an increased fuel factor beginning with the first billing cycle in September 2000. The Texas Commission granted final approval of the increased fuel factor on November 1, 2000. If the price of natural gas and purchased power continues to escalate, the Company may seek an additional increase to its fuel factor in January 2001. The Company also intends to seek recovery of the cumulative underrecovered energy expense (currently approximately $17.0 million) by filing for an interim surcharge in January 2001. Such a surcharge, like the rest of the Company's energy expenses, would be subject to final review by the Texas Commission in the Company's next applicable fuel reconciliation proceeding. An interim surcharge, if approved, would likely be spread over a twelve to eighteen-month period beginning in the second quarter of 2001.

New Mexico Regulatory Matters

   The New Mexico Restructuring Law requires the Company to reorganize its present corporate structure, separating its power generation and energy services businesses, which will operate in a competitive market, from its transmission and distribution business, which will remain regulated, by the beginning of customer choice, currently scheduled for January 1, 2002. The Company has filed its proposed corporate restructuring with the New Mexico Commission under the New Mexico Restructuring Law. The Company has proposed to separate its current operations into a power generation subsidiary, a transmission and distribution subsidiary, an energy services subsidiary, and an administrative and corporate support services subsidiary, all owned and controlled by a common holding company. On August 17 and 18, 2000, the New Mexico Commission's administrative law judge held hearings on the Company's proposed corporate restructuring. The Company, the New Mexico Commission staff, and the New Mexico Attorney General reached an agreement in principle on the

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)


Company's corporate restructuring following these hearings. The parties submitted joint proposed findings of fact and conclusions of law to the administrative law judge. The Company anticipates that the administrative law judge will submit a recommended decision to the New Mexico Commission that is consistent with the parties' stipulation.

   While the New Mexico Commission staff and the New Mexico Attorney General agree upon the terms of the Company's proposed corporate restructuring, they are seeking to delay the corporate separation of all investor owned utilities in New Mexico in light of the substantial increases in electricity costs in California following deregulation. On August 17, 2000, the New Mexico Commission staff, the New Mexico Attorney General, and other interested parties requested that the New Mexico Commission delay corporate separation until the New Mexico Legislature has had the opportunity to review the requirements of the New Mexico Restructuring Law and possibly further delay the start of retail competition. While the New Mexico Commission has held working sessions to consider the proposed delay of corporate separation, it has not issued any decision on whether to implement such a delay. The Company does not believe it is likely that the New Mexico Commission will approve the Company's proposed corporate restructuring prior to the end of the New Mexico legislative session in March 2001. The Company cannot predict whether the New Mexico Legislature will proceed to implement deregulation beginning January 1, 2002, or delay or otherwise alter the current plan for deregulation in New Mexico.

   Due to the uncertainty of the timing of deregulation in New Mexico, on October 12, 2000, the Company filed with the New Mexico Commission an application to form a wholly owned energy services subsidiary (the "ESCO"). The Company anticipates it will receive a final decision from the New Mexico Commission on the formation of the ESCO by December 31, 2000. The ESCO is being formed to provide energy services to customers in Texas and New Mexico as well as pursue business opportunities in Mexico. The Company anticipates the ESCO will begin operations in January 2001.

   Fuel. The New Mexico Settlement Agreement entered into in October 1998 incorporated the then existing fuel factor into base rates and accordingly, the Company must absorb any increases or decreases in energy expenses related to its New Mexico retail customers until the expiration of the Company's New Mexico Settlement Agreement in April 2001, at which point the Company could seek to increase rates to prospectively recover higher energy costs.

Federal Regulatory Matters

   On June 16, 2000, the Company filed its Application for Authorization to Transfer Certain Assets and Approval of Certain Securities Transactions with the FERC seeking the necessary FERC approvals for its corporate restructuring. On October 4, 2000, the FERC issued its Order Authorizing Disposition of Jurisdictional Facilities allowing the transfer of assets necessary to implement corporate restructuring under the Company's Transition Plan - Phase I. On October 13, 2000, the FERC issued its order authorizing the securities transactions related to the Company's corporate restructuring proposed in its Transition Plan - Phase I. On July 6, 2000, the Company filed its Application for

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)

Nuclear Regulatory Commission Consent to the indirect transfer of control of the Company's minority non-operating ownership interest in Palo Verde seeking necessary NRC approvals related to the Company's corporate restructuring. The Company believes it will obtain these NRC approvals for its corporate restructuring before January 1, 2001.

   Fuel. Under FERC regulations, the Company's fuel factor is adjusted monthly for almost all FERC jurisdictional customers. Accordingly, any increases or decreases in energy expenses immediately flow through to such customers.

C. Common Stock Repurchase Program

   The Company's Board of Directors has approved a stock repurchase program allowing the Company to purchase up to twelve million of its outstanding shares of common stock. As of September 30, 2000, the Company had repurchased approximately 5.9 million shares of common stock under this program for approximately $53.9 million, including commissions. The Company will continue to make purchases primarily in the open market at prevailing prices and will also engage in private transactions, if appropriate. Any repurchased shares will be available for issuance under employee benefit and stock option plans, or may be retired.

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

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)

E. Litigation

Four Corners

   In 1995, the Navajo Nation enacted the Navajo Nation Air Pollution Prevention and Control Act, the Navajo Nation Safe Drinking Water Act and the Navajo Nation Pesticide Act (collectively, the "Acts"). The Four Corners participants requested that the United States Secretary of the Interior resolve their dispute with the Navajo Nation regarding whether the Acts apply to operation of Four Corners. The Four Corners participants subsequently filed a lawsuit in the District Court of the Navajo Nation, Window Rock District, seeking, among other things, a declaratory judgment that (i) the Four Corners leases and federal easements preclude the application of the Acts to the operation of Four Corners and (ii) the Navajo Nation and its agencies and courts lack adjudicatory jurisdiction to determine the enforceability of the Acts as applied to Four Corners. In late 1995, the Navajo Nation and the Four Corners participants agreed to stay the proceedings indefinitely so the parties may attempt to resolve the dispute without litigation. This matter remains inactive and the Company is unable to predict the outcome of this case.

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

                     Independent Accountants' Review Report
                     --------------------------------------



The Shareholders and the Board of Directors
El Paso Electric Company:

We have reviewed the accompanying condensed balance sheet of El Paso Electric Company (the Company) as of September 30, 2000, the related condensed statements of operations and comprehensive operations for the three months, nine months and twelve months ended September 30, 2000 and 1999, and the related condensed statements of cash flows for the nine months ended September 30, 2000 and 1999. These condensed financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of El Paso Electric Company as of December 31, 1999, and the related statements of operations, comprehensive operations, changes in common stock equity and cash flows for the year then ended (not presented herein); and in our report dated February 11, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



                                         /s/KPMG LLP


El Paso, Texas
October 23, 2000

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

                                    Overview

   El Paso Electric Company is an electric utility that serves retail customers in west Texas and southern New Mexico and wholesale customers in Texas, New Mexico, California and Mexico. The Company owns or has substantial ownership interests in five electrical generating facilities providing it with a total capacity of approximately 1,500 MW. The Company's energy sources consist of nuclear fuel, natural gas, coal and purchased power. The Company owns or has significant ownership interests in four 345 kV transmission lines and three 500 kV lines to provide power from Palo Verde, and owns the distribution network within its retail service territory. The Company is subject to extensive regulation by the Texas and New Mexico Commissions and, with respect to wholesale power sales, transmission of electric power and the issuance of securities, by the FERC.

   The Company faces a number of risks and challenges that could negatively impact its operations and financial results. The most significant of these risks and challenges arise from the deregulation of the electric utility industry, the possibility of increased costs, especially from Palo Verde, and the Company's high level of debt.

   The electric utility industry in general and the Company in particular are facing significant challenges and increased competition as a result of changes in federal provisions relating to third-party transmission services and independent power production, as well as changes in state laws and regulatory provisions relating to wholesale and retail service. In 1999 both Texas and New Mexico passed industry deregulation legislation requiring the Company to separate its transmission and distribution functions, which will remain regulated, from its power generation and energy services businesses, which will operate in a competitive market in the future. The Company faces certain risks inherent in separating the Company into affiliates, including the possible loss of operational and administrative efficiencies. In addition to the operational challenges created by separating functions that have historically operated within a single entity, there is substantial uncertainty as to whether the New Mexico legislation will effectively permit the Company to recover its stranded costs, including the costs of decommissioning, in full. The potential effects of competition in the power generation and energy services markets are particularly important to the Company because its current rates are significantly higher than the national and regional averages. There can be no assurance that the deregulation of the electric utility industry will not adversely affect the future operations, cash flows and financial condition of the Company.

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

   Another risk to the Company is potential increased costs, including the risk of additional or unanticipated costs at Palo Verde resulting from (i) increases in operation and maintenance expenses; (ii) the replacement of steam generators;
(iii) an extended outage of any of the Palo Verde units; (iv) increases in estimates of decommissioning costs; (v) the storage of radioactive waste, including spent nuclear fuel; and (vi) compliance with the various requirements and regulations governing commercial nuclear generating stations. At the same time, the Company's retail base rates are effectively capped through rate freezes ending in August 2005 for Texas and April 2001 for New Mexico. Additionally, upon initiation of competition, there will be competitive pressure on the Company's power generation rates which could reduce its profitability. The Company also cannot assure that its revenues will be sufficient to recover any increased costs, including any increased costs in connection with Palo Verde or other operations, whether as a result of inflation, changes in tax laws or regulatory requirements, or other causes.

   During the second and third quarters of 2000, the Company was unable to pass through to certain customers increased energy expenses resulting from higher natural gas prices and increased power purchases needed because of an unscheduled generating unit outage. The Company is unable to increase rates in the Company's New Mexico service area and under certain wholesale contracts to compensate for these increases in energy expenses. From April 1, 2000 through September 30, 2000, the Company incurred increased energy expenses which cannot be recovered from New Mexico and certain wholesale customers of $5.2 million, net of tax, compared to the same period last year. The primary cause of this increase was higher energy prices. See Item 3, "Quantitative and Qualitative Disclosures About Market Risk."

   In July 2000, Unit 3 at the Company's Newman Power Station experienced a mechanical problem with its turbine shaft, resulting in Unit 3 being taken out of service. Due to the loss of this generation, the Company purchased power in the open market to meet the Company's load demand during peak demand periods. The cost of this purchased power, together with the loss of Unit 3's generating capacity, mitigated the benefits that the Company would have otherwise realized from its off-system wholesale power sales. Unit 3 was partially repaired and available for service in September 2000. In October 2000, Unit 3 was taken out of service to complete the repairs. The Company believes Unit 3 will be fully repaired and available for service in December 2000. The Company believes the cost of the repairs will ultimately be paid by the vendor or through the Company's insurance coverage.

                        Liquidity and Capital Resources

   The Company's principal liquidity requirements in the near-term are expected to consist of interest and principal payments on the Company's indebtedness, and capital expenditures related to the Company's generating facilities and transmission and distribution systems. While the inability to pass through increased energy expenses to certain customers and the timing of recovery of increased fuel expenses in Texas reduced the Company's cash flows in 2000, the Company believes that cash flows from operations will be sufficient to meet its principal liquidity requirements.

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

   At September 30, 2000, the Company had approximately $20.2 million in cash and cash equivalents. The Company also has a $100 million revolving credit facility, which provides up to $70 million for nuclear fuel purchases and up to $50 million (depending on the amount of borrowings outstanding for nuclear fuel purchases) for working capital needs. At September 30, 2000, approximately $45.8 million had been drawn for nuclear fuel purchases. No amounts are currently outstanding on this facility for working capital needs.

   The Company has a high debt to capitalization ratio and significant debt service obligations. Due to the Texas Rate Stipulation, the Texas Settlement Agreement, the New Mexico Settlement Agreement and competitive pressures, the Company does not expect to be able to raise its base rates in the event of increases in non-fuel costs, increases in energy expenses for New Mexico and certain wholesale customers or loss of revenues. Accordingly, as described below, debt reduction continues to be a high priority for the Company in order to gain additional financial flexibility to address the evolving competitive market.

   The Company has significantly reduced its long-term debt since its emergence from bankruptcy in 1996. From June 1, 1996 through November 3, 2000, the Company repurchased approximately $353.7 million of first mortgage bonds as part of an aggressive deleveraging program. Common stock equity as a percentage of capitalization, excluding current maturities of long-term debt, has increased from 19% at June 30, 1996 to 38% at September 30, 2000. In addition, the Company's bonds are now rated investment grade by all three major credit rating agencies.

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

   The Company's Board of Directors has approved a stock repurchase program allowing the Company to purchase up to twelve million of its outstanding shares of common stock. As of November 3, 2000, the Company had repurchased approximately 6.6 million shares of common stock under this program for approximately $61.9 million, including commissions. The Company will continue to make purchases primarily in the open market at prevailing prices and will also engage in private transactions, if appropriate. Any repurchased shares will be available for issuance under employee benefit and stock option plans or may be retired.

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

                        Historical Results of Operations

                                                        Income Before                       Diluted Earnings
                                                        Extraordinary                            Before
                                                     Items Applicable to                  Extraordinary Items
                                                         Common Stock                       Per Common Share
                                                ------------------------------       ------------------------------
                                                      2000            1999                2000            1999
                                                ---------------  -------------       --------------   -------------
                                                         (In thousands)

Three Months Ended September 30...............         $25,442         $26,224               $0.460          $0.439
Nine Months Ended September 30................          49,166          30,537                0.887           0.507
Twelve Months Ended September 30..............          50,241          33,518                0.895           0.556

   Results of operations for the twelve months ended September 30, 2000 were affected by the following unusual or infrequent items: (i) an adjustment of $4.0 million, net of tax, reducing fuel expense based on a reduction of the Company's estimated coal mine reclamation liability; (ii) a charge to earnings of $10.1 million, net of tax, as a result of the settlement agreement with Las Cruces; and (iii) a one-time charge to earnings of $2.5 million, net of tax, resulting from the write-off of interest capitalized prior to 1999 on postload nuclear fuel. Results of operations for the nine and twelve months ended September 30, 1999 were affected by the following unusual or infrequent items:
(i) the recognition of certain items arising from the Texas Settlement Agreement; (ii) a change in estimated fuel cost reserves; and (iii) the early redemption of the Company's 11.40% Series A Preferred Stock.

   Operating revenues net of energy expenses increased $2.5 million for the three months ended September 30, 2000 compared to the same period last year. This increase was primarily due to increased kWh sales and increased margins on economy sales partially offset by increased energy expenses not recovered in the Company's New Mexico service area and from certain wholesale customers. Operating revenues net of energy expenses increased $17.1 million and $21.1 million for the nine and twelve months ended September 30, 2000, respectively, compared to the same periods last year, as follows (in thousands):

Nine Months Ended September 30:                     2000               1999           Increase/(Decrease)
------------------------------------------        --------           --------         --------------------
Operating revenues net of energy expenses
  before the effects of the Texas
  Settlement Agreement and a change in
  estimated fuel cost reserves............        $362,678           $340,690                      $21,988
Texas Settlement Agreement:
  Palo Verde performance reward...........               -              3,453                       (3,453)
  Retroactive base rate decrease..........               -             (2,343)                       2,343
Change in estimated fuel cost reserves....               -              3,754                       (3,754)
                                                  --------           --------                      -------
   Total operating revenues net
      of energy expenses..................        $362,678           $345,554                      $17,124
                                                  ========           ========                      =======

Twelve Months Ended September 30:                   2000               1999           Increase/(Decrease)
------------------------------------------        --------           --------        --------------------
Operating revenues net of energy expenses
  before the effects of the Texas
  Settlement Agreement, a change in
  estimated fuel cost reserves and a coal
  mine reclamation adjustment.............        $471,195           $448,585                     $22,610
Texas Settlement Agreement:
  Palo Verde performance reward...........               -              3,453                      (3,453)
Change in estimated fuel cost reserves....               -              4,649                      (4,649)
Coal mine reclamation adjustment..........           6,601                  -                       6,601
                                                  --------           --------                     -------
   Total operating revenues net
      of energy expenses..................        $477,796           $456,687                     $21,109
                                                  ========           ========                     =======

   Excluding the effects of the unusual or infrequent items shown above, the nine and twelve month increases in operating revenues net of energy expenses of $22.0 million and $22.6 million, respectively, were primarily due to increased kWh sales and increased economy sales at higher margins. These increases were partially offset by increased energy expenses not recovered in the Company's New Mexico service area and from certain wholesale customers.

   Operating revenues from retail customers shown below include the effects of the Texas Settlement Agreement and a change in estimated fuel cost reserves for the nine and twelve month periods ended September 30, 1999. On May 31, 2000, CFE agreed to purchase from the Company firm capacity and associated energy sales of up to 80 MW from June 1, 2000 through August 31, 2000, up to 40 MW during May 2001 and up to 100 MW from June 1, 2001 through September 30, 2001. Comparisons of kWh sales and operating revenues are shown below (in thousands):

                                                                                             Increase/(Decrease)
                                                                                         ---------------------------
Three Months Ended September 30:                    2000                1999                Amount       Percent
------------------------------------------       ----------          ----------          ------------  ------------
Electric kWh sales:
  Retail..................................        1,833,694           1,774,724                58,970           3.3%
  Sales for resale........................          398,239             289,318               108,921          37.6    (1)
  Economy sales...........................          399,415             386,899                12,516           3.2
                                                 ----------          ----------              --------
   Total..................................        2,631,348           2,450,941               180,407           7.4
                                                 ==========          ==========              ========
Operating revenues:
  Retail..................................       $  168,567          $  146,132              $ 22,435          15.4%   (2)
  Sales for resale........................           23,185              13,713                 9,472          69.1    (3)
  Economy sales...........................           19,658              10,495                 9,163          87.3    (4)
                                                 ----------          ----------              --------
   Total..................................       $  211,410          $  170,340              $ 41,070          24.1
                                                 ==========          ==========              ========

                                                                                              Increase/(Decrease)
                                                                                          ---------------------------
Nine Months Ended September 30:                     2000                1999                 Amount       Percent
------------------------------------------       ----------          ----------           ------------  ------------
Electric kWh sales:
  Retail..................................        4,716,701           4,514,857                201,844           4.5%
  Sales for resale........................          965,678             661,741                303,937          45.9   (1)
  Economy sales...........................        1,295,830           1,087,846                207,984          19.1   (4)
                                                 ----------          ----------               --------
   Total..................................        6,978,209           6,264,444                713,765          11.4
                                                 ==========          ==========               ========
Operating revenues:
  Retail..................................       $  418,538          $  373,646   (5)         $ 44,892          12.0%  (2)
  Sales for resale........................           52,936              36,606                 16,330          44.6   (3)
  Economy sales...........................           49,445              22,807                 26,638         116.8   (4)
                                                 ----------          ----------               --------
   Total..................................       $  520,919          $  433,059               $ 87,860          20.3
                                                 ==========          ==========               ========

                                                                                              Increase/(Decrease)
                                                                                          ---------------------------
Twelve Months Ended September 30:                   2000                1999                 Amount       Percent
------------------------------------------       ----------          ----------           ------------  ------------
Electric kWh sales:
  Retail..................................        6,068,012           5,904,768                163,244           2.8%
  Sales for resale........................        1,209,912             982,730                227,182          23.1   (6)
  Economy sales...........................        1,705,864           1,411,632                294,232          20.8   (4)
                                                 ----------          ----------               --------
   Total..................................        8,983,788           8,299,130                684,658           8.2
                                                 ==========          ==========               ========
Operating revenues:
  Retail..................................       $  533,397          $  489,417   (5)         $ 43,980           9.0%  (2)
  Sales for resale........................           65,771              53,786                 11,985          22.3   (7)
  Economy sales...........................           59,161              31,625                 27,536          87.1   (4)
                                                 ----------          ----------               --------
   Total..................................       $  658,329          $  574,828               $ 83,501          14.5
                                                 ==========          ==========               ========
-------------

 (1) Primarily due to (i) sales to CFE as a result of a contract that was effective from June through August 2000 with no comparable sales to CFE in 1999 and (ii) increased kWh sales to IID.
 (2) Primarily due to (i) increased energy expenses that are passed through directly to Texas jurisdictional customers and (ii) increased kWh sales to retail customers.
 (3) Primarily due to (i) sales to CFE as noted above and (ii) increased energy expenses that are passed through directly to certain wholesale customers.
 (4) In order to ensure sufficient availability of purchased power during the summer of 2000, the Company entered into a firm purchased power contract in January 2000 that is effective through the end of the year. The increase in economy kWh sales is primarily due to the sale of power purchased under this contract that was not needed to serve native load and wholesale contracts during the first half of the year. The increase in economy sales revenue was primarily due to (i) increased fuel revenues as a result of increased fuel costs and (ii) increased margins.
 (5) Includes the effects of the Texas Settlement Agreement and a change in estimated fuel cost reserves of $4,864 and $8,102 for the nine and twelve months ended September 30, 1999, respectively.
 (6) Primarily due to increased kWh sales to IID.
 (7) Primarily due to (i) increased energy expenses that are passed through directly to certain wholesale customers and (ii) sales to CFE at higher rates than in the fourth quarter of 1998.

   Other operations and maintenance expense increased $5.7 million for the three months ended September 30, 2000 compared to the same period last year, as follows (in thousands):

Three Months Ended September 30:                    2000               1999           Increase/(Decrease)
------------------------------------------         -------            -------        --------------------
Pensions and benefits.....................         $ 3,839            $ 1,404                      $2,435    (1)
Maintenance at Company-owned
  generating plants.......................           3,027              1,551                       1,476    (2)
ESBG activity.............................           1,628                715                         913
Customer accounts.........................           1,768              1,035                         733    (3)
Other.....................................          33,959             33,808                         151
                                                   -------            -------                      ------

   Total other operations and
      maintenance expense.................         $44,221            $38,513                      $5,708
                                                   =======            =======                      ======

   Other operations and maintenance expense increased $7.5 million for the nine months ended September 30, 2000 compared to the same period last year, as follows (in thousands):

Nine Months Ended September 30:                     2000               1999           Increase/(Decrease)
------------------------------------------        --------           --------        --------------------
ESBG activity.............................        $  4,406           $  2,055                      $2,351    (4)
Payroll...................................          32,790             31,322                       1,468    (5)
Customer accounts.........................           4,117              2,965                       1,152    (3)
Maintenance of general plant..............           2,733              1,705                       1,028    (6)
Regulatory expense........................           1,727              1,011                         716
Union negotiations........................           1,264                667                         597
Other.....................................          83,573             83,428                         145
                                                  --------           --------                      ------

   Total other operations and
      maintenance expense.................        $130,610           $123,153                      $7,457
                                                  ========           ========                      ======

   Other operations and maintenance expense increased $5.1 million for the twelve months ended September 30, 2000 compared to the same period last year, as follows (in thousands):

Twelve Months Ended September 30:                   2000               1999          Increase/(Decrease)
------------------------------------------        --------           --------        --------------------
ESBG activity.............................        $  5,357           $  2,542                     $ 2,815     (4)
Customer accounts.........................           6,166              4,100                       2,066     (3)
Corporate restructuring...................           3,647              2,138                       1,509
Maintenance of general plant..............           3,576              2,213                       1,363     (6)
Payroll...................................          47,643             46,712                         931
Union negotiations........................           1,559                878                         681
Advertising...............................             728                 83                         645
Palo Verde................................          48,604             50,104                      (1,500)
Maintenance at Company-owned
  generating plants.......................           8,181             12,081                      (3,900)    (7)
Other.....................................          52,899             52,367                         532
                                                  --------           --------                     -------
   Total other operations and
      maintenance expense.................        $178,360           $173,218                     $ 5,142
                                                  ========           ========                     =======

-------------

 (1) Primarily due to a cumulative year-to-date adjustment that reduced other postretirement benefits as a result of a revised actuarial valuation recorded in the third quarter of 1999 with no corresponding activity in 2000.

 (2) Primarily unscheduled maintenance due to a mechanical problem with a turbine shaft.
 (3) Primarily due to increased reserve for uncollectible accounts receivable resulting primarily from a moratorium on residential service disconnects in the Company's Texas jurisdiction during the third quarter of 2000.
 (4) Primarily due to increased project costs related to new customers.
 (5) Primarily due to increased overtime incurred on the distribution system due to weather related repairs and increased bonus accrual.
 (6) Primarily due to increased expenses for (i) a one-time environmental assessment at Company-owned generating plants and (ii) new maintenance agreements on computer equipment.
 (7) Primarily due to scheduled major overhauls completed in 1999 with no corresponding activity in 2000 partially offset by unscheduled maintenance due to a mechanical problem with a turbine shaft.

   Depreciation and amortization expense decreased $0.4 million, $2.8 million and $2.3 million for the three, nine and twelve months ended September 30, 2000, respectively, compared to the same periods last year primarily due to a change in the estimated depreciable life of the plant investment related to the decommissioning of Palo Verde. The three month ended decrease was partially offset by a depreciation expense adjustment recorded in September 1999 related to retirements at Palo Verde Unit 2.

   Taxes other than income taxes decreased $0.8 million, $1.0 million and $3.3 million for the three, nine and twelve months ended September 30, 2000, respectively, compared to the same periods last year primarily due to (i) a $0.4 million franchise tax refund and (ii) a decrease in Arizona property taxes resulting from a decrease in the assessment ratio and a decrease in tax base. The decrease for the twelve months ended September 30, 2000 was primarily due to a $3.1 million reversal of sales tax reserves established in prior years. These decreases were partially offset by an increase in Texas property taxes primarily due to an increase in operating income on which the property taxes are based.

   Other income (deductions) decreased $0.6 million, $6.0 million and $21.9 million for the three, nine and twelve months ended September 30, 2000, respectively, compared to the same periods last year due to (i) decreased investment income of $0.4 million, $3.1 million and $5.7 million, respectively, resulting from the investment of lower levels of cash; (ii) litigation settlements of $1.0 million for the nine and twelve months ended September 30, 2000; (iii) the gain on sale of non-utility property of $1.0 million for the nine months ended September 30, 1999 with no comparable activity in 2000; and
(iv) the accrual of the $16.5 million settlement agreement payment to Las Cruces during the twelve months ended September 30, 2000. The decrease for the twelve-month period was partially offset by an adjustment of $1.7 million in December 1999 to the cash value of Company-owned life insurance policies, which was not previously recognized due to the uncertainty of recoverability from the insurer.

   Interest charges decreased $0.5 million and $3.4 million for the three and nine months ended September 30, 2000, respectively, compared to the same periods last year, primarily due to a reduction in outstanding debt as a result of open market purchases of the Company's first mortgage bonds. These decreases were partially offset by the discontinuance of capitalizing interest on postload nuclear fuel. Interest charges increased $0.5 million for the twelve months ended September 30, 2000, compared to the same period last year, primarily due to adjustments to postload nuclear fuel to write-off a portion of accumulated interest capitalized prior to 1999. This increase was partially offset by a reduction in outstanding debt as a result of open market purchases and redemptions of the Company's first mortgage bonds.

   Income tax expense, excluding the tax effect of extraordinary items, decreased $1.4 million and $1.6 million for the three and twelve months ended September 30, 2000, respectively, and increased $4.4 million for the nine months ended September 30, 2000, compared to the same periods last year due to changes in pretax income and certain permanent differences.

   Extraordinary loss on extinguishments of debt of $1.2 million, $1.8 million and $1.9 million for the three, nine and twelve months ended September 30, 2000, respectively, net of income tax benefit of $0.8 million, $1.1 million and $1.2 million, represents the payment of premiums on debt extinguishments and the recognition of unamortized issuance expenses on that debt.

   Extraordinary gain on discharge of debt of $3.3 million for the twelve months ended September 30, 1999, net of income tax expense of $2.1 million, represents unclaimed and undistributed funds designated for the payment of preconfirmation claims which reverted to the Company.

   The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 as of January 1, 2001. The Company has not yet quantified all effects of adopting SFAS 133. The Company has completed a preliminary review of the Company's significant commodity contracts, including fuel supply, purchased power and power sales contracts. Based on the Company's preliminary review of these contracts, the Company believes that adoption of SFAS 133 will not have a material impact on the Company's financial position or results of operations. However, changing market conditions, effects of financial instruments and other contracts not yet reviewed, new transactions, and interpretations from the FASB's Derivative Implementation Group could change the Company's current assessment. The implementation of the requirements of SFAS 133, as amended, could increase the volatility of the Company's future earnings.

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

   The Company is exposed to market risk due to changes in interest rates, equity prices and commodity prices. See the Company's 1999 Form 10-K, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," for a complete discussion of the market risks faced by the Company and the Company's market risk sensitive assets and liabilities. As of September 30, 2000, there have been no material changes in the interest rate and equity price risks faced by the Company or the fair values of assets and liabilities disclosed in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in the Company's 1999 Form 10-K. However, due to rising costs of fuel and purchased power ("energy costs"), the Company is facing increased commodity price risk, as discussed below.

                              Commodity Price Risk

  The Company utilizes contracts of various duration for the purchase of natural gas, uranium concentrates and coal to effectively manage its available fuel portfolio. These agreements contain fixed-priced and variable-priced provisions and are settled by physical delivery. The fuel contracts with variable-pricing provisions, as well as substantially all of the Company's purchased power requirements, are exposed to fluctuations in prices due to unpredictable factors, including weather, which impact supply and demand. Natural gas and purchased power prices have increased significantly since May 2000. Furthermore, these prices are expected to remain high on average over the next twelve months.

     The Company's exposure to fuel and purchased power price risk is substantially mitigated through the operation of the Texas Commission rules and the Company's energy cost recovery clauses ("fuel clauses") in certain wholesale rates. Under these rules and fuel clauses, energy costs are passed through to customers. However, in the Company's New Mexico service area and under certain wholesale contracts, energy costs are included in the Company's base rates and are not subject to periodic reconciliation or adjustment for fluctuations in such costs. The Company's average energy costs incurred for these customers currently exceed the energy costs that were incorporated into the applicable rates. Therefore, the Company is exposed to commodity price risk on energy costs (primarily comprised of natural gas and purchased power) that are related to these sales of electricity. If the Company's average energy costs remain at levels experienced for the latest six months and sales volume does not change, the Company would incur increased energy expenses which cannot be recovered from New Mexico and certain wholesale customers over the next twelve months of approximately $3.6 million, net of tax, as compared to actual energy expenses incurred for the twelve-month period ended September 30, 2000. Additionally, a hypothetical 10% increase in the market-based natural gas and purchased power costs incurred during the second and third quarters of 2000 would result in an additional annualized after-tax increase in natural gas and purchased power costs of approximately $1.5 million and $0.9 million, respectively, that would not be recoverable.

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



                                      EL PASO ELECTRIC COMPANY


                                  By:  /s/ Gary R. Hedrick
                                      -----------------------------------------
                                      Gary R. Hedrick
                                      Executive Vice President, Chief Financial
                                         and Administrative Officer
                                      (Duly Authorized Officer and
                                         Principal Financial Officer)



Dated:  November 14, 2000

                                       EL PASO ELECTRIC COMPANY

                                          INDEX TO EXHIBITS

   Exhibit
    Number                                 Exhibit
---------------  ---------------------------------------------------------------
10.10            Stock Option Agreement, dated as of July 1, 2000, with Wilson
                 K. Cadman. (Identical in all material respects to Exhibit 10.08 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

+10.11           Form of Directors' Restricted Stock Award Agreement between the
                 Company and certain directors of the Company. (Identical in all material respects to Exhibit 10.09 to the Company's Quarterly
                 Report on Form 10-Q for the quarter ended June 30, 2000)

11               Statement re Computation of Per Share Earnings

15               Letter re Unaudited Interim Financial Information

27               Financial Data Schedule (EDGAR filing only)

+ Four agreements, dated as of July 1, 2000, substantially identical in all material respects to this Exhibit were entered into with Ramiro Guzman; Kenneth R. Heitz; Patricia Z. Holland-
                 Branch; and Charles A. Yamarone, directors of the Company.