Form 10-K405
period 2000-12-31
EL PASO ELECTRIC CO /TX/
filed 2001-03-27
CIK 31978

================================================================================

                                    Form 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------
(Mark One)

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 2000

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES |X| NO |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      As of March 9, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was $633,570,481.

      As of March 9, 2001, there were 51,211,408 shares of the Company's no par value common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's definitive Proxy Statement for the 2001 annual meeting of its shareholders are incorporated by reference into Part III of this report.

================================================================================

                                   DEFINITIONS

      The following abbreviations, acronyms or defined terms used in this report are defined below:

         Abbreviations,
    Acronyms or Defined Terms                         Terms
    -------------------------                         -----

ANPP Participation Agreement ........   Arizona Nuclear Power Project
                                          Participation Agreement dated August
                                          23, 1973, as amended
APS .................................   Arizona Public Service Company
CFE .................................   Comision Federal de Electricidad de
                                          Mexico, the national electric utility
                                          of Mexico
Common Plant or Common Facilities ...   Facilities at or related to Palo Verde
                                          that are common to all three Palo
                                          Verde units
Company .............................   El Paso Electric Company
DOE .................................   United States Department of Energy
ESBG ................................   The Company's Energy Services Business
                                          Group
FERC ................................   Federal Energy Regulatory Commission
Four Corners ........................   Four Corners Generating Station
Freeze Period .......................   Ten-year period beginning August 2,
                                          1995, during which base rates for most
                                          Texas retail customers are expected to
                                          remain frozen pursuant to the Texas
                                          Rate Stipulation
IID .................................   Imperial Irrigation District, an
                                          irrigation district in southern
                                          California
kV ..................................   Kilovolt(s)
kW ..................................   Kilowatt(s)
kWh .................................   Kilowatt-hour(s)
Las Cruces ..........................   City of Las Cruces, New Mexico
MiraSol .............................   MiraSol Energy Services, Inc., a
                                          wholly-owned subsidiary of the Company
MW ..................................   Megawatt(s)
MWh .................................   Megawatt-hour(s)
New Mexico Commission ...............   New Mexico Public Utility Commission or
                                          its successor, New Mexico Public
                                          Regulation Commission
New Mexico Restructuring Law ........   New Mexico Electric Utility Industry
                                          Restructuring Act of 1999
New Mexico Settlement Agreement .....   Stipulation and Settlement Agreement in
                                          Case No. 2722, between the Company,
                                          the New Mexico Attorney General, the
                                          New Mexico Commission staff and most
                                          other parties to the Company's rate
                                          proceedings, excluding Las Cruces,
                                          before the New Mexico Commission
                                          providing for a 30-month moratorium on
                                          rate increases or decreases and other
                                          matters
NRC .................................   Nuclear Regulatory Commission
Palo Verde ..........................   Palo Verde Nuclear Generating Station
Palo Verde Participants .............   Those utilities who share in power and
                                          energy entitlements, and bear certain
                                          allocated costs, with respect to Palo
                                          Verde pursuant to the ANPP
                                          Participation Agreement
PNM .................................   Public Service Company of New Mexico
PSCO ................................   Public Service Company of Colorado
SFAS ................................   Statement of Financial Accounting
                                          Standards
SPS .................................   Southwestern Public Service Company
TEP .................................   Tucson Electric Power Company
Texas Commission ....................   Public Utility Commission of Texas
Texas Rate Stipulation ..............   Stipulation and Settlement Agreement in
                                          Texas Docket 12700, between the
                                          Company, the City of El Paso, the
                                          Texas Office of Public Utility Counsel
                                          and most other parties to the
                                          Company's rate proceedings before the
                                          Texas Commission providing for a
                                          ten-year rate freeze and other matters
Texas Restructuring Law .............   Texas Public Utility Regulatory Act
                                          Chapter 39, Restructuring of the
                                          Electric Utility Industry
Texas Settlement Agreement ..........   Settlement Agreement in Texas Docket
                                          20450, between the Company, the City
                                          of El Paso and various parties
                                          providing for a reduction of the
                                          Company's jurisdictional base revenue
                                          and other matters
TNP .................................   Texas-New Mexico Power Company


                                      (i)

                                TABLE OF CONTENTS

Item                               Description                              Page
----                               -----------                              ----

                                     PART I
  1 Business...............................................................    1
  2 Properties.............................................................   18
  3 Legal Proceedings......................................................   18
  4 Submission of Matters to a Vote of Security Holders....................   18

                                     PART II

  5 Market for Registrant's Common Equity and Related Stockholder Matters..   19
  6 Selected Financial Data................................................   20
  7 Management's Discussion and Analysis of Financial Condition
      and Results of Operations............................................   21
 7A Quantitative and Qualitative Disclosures About Market Risk.............   29
  8 Financial Statements and Supplementary Data............................   32
  9 Changes in and Disagreements with Accountants on Accounting
      and Financial Disclosure.............................................   71

                                    PART III

 10 Directors and Executive Officers of the Registrant.....................   71
 11 Executive Compensation.................................................   71
 12 Security Ownership of Certain Beneficial Owners and Management.........   71
 13 Certain Relationships and Related Transactions.........................   71

                                     PART IV

 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K........   71


                                      (ii)

                                     PART I

Item 1. Business

                                     General

      El Paso Electric Company is a public utility engaged in the generation, transmission and distribution of electricity in an area of approximately 10,000 square miles in west Texas and southern New Mexico. The Company also serves wholesale customers in Texas, New Mexico, California and Mexico. The Company owns or has significant ownership interests in five electrical generating facilities providing it with a total capacity of approximately 1,500 MW. For the year ended December 31, 2000, the Company's energy sources consisted of approximately 50% nuclear fuel, 33% natural gas, 8% coal and 9% purchased power.

      The Company serves approximately 304,000 residential, commercial, industrial and wholesale customers. The Company distributes electricity to retail customers principally in El Paso, Texas and Las Cruces, New Mexico (representing approximately 53% and 7%, respectively, of the Company's revenues for the year ended December 31, 2000). In addition, the Company's wholesale sales include sales for resale to the Imperial Irrigation District, Texas-New Mexico Power Company and the Comision Federal de Electricidad de Mexico, as well as sales to power marketers, primarily Enron Power Marketing, Inc. ("Enron"). Principal industrial and other large customers of the Company include steel production, copper and oil refining, garment manufacturing and United States military installations, including the United States Army Air Defense Center at Fort Bliss in Texas and White Sands Missile Range and Holloman Air Force Base in New Mexico.

      The Company's Energy Services Business Group began developing energy efficiency products and services in 1997. The Company incorporated the ESBG as MiraSol Energy Services, Inc., a wholly-owned subsidiary of the Company, which began operations in March 2001. The Company named Earnest Lehman, former Vice President of the ESBG, as President of MiraSol. MiraSol offers customers value-added products and services that give them greater value for the kWh purchased from the Company. MiraSol offers a variety of services to reduce energy use and/or lower energy costs for large electricity users, including energy efficient retrofits of lighting and climate control equipment, on-site (customer-based) generation for standby services or peak shaving, power quality improvement, and energy management systems. MiraSol is also offering these services on a limited pilot basis to maquiladora customers in Ciudad Juarez, Mexico. MiraSol provides these services through a local, regional and national network of strategic allies.

      The Company's principal offices are located at the Kayser Center, 100 North Stanton, El Paso, Texas 79901 (telephone 915-543-5711). The Company was incorporated in Texas in 1901. As of February 27, 2001, the Company had approximately 1,000 employees, 32% of whom are covered by a collective bargaining agreement.

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

      Pursuant to the ANPP Participation Agreement, the Palo Verde Participants share costs and generating entitlements in the same proportion as their percentage interests in the generating units, and each participant is required to fund its proportionate share of fuel, other operations, maintenance and capital costs. The Company's average monthly share of these costs was approximately $7.0 million in 2000. The ANPP Participation Agreement provides that if a participant fails to meet its payment obligations, each non-defaulting participant shall pay its proportionate share of the payments owed by the defaulting participant.

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

      Although the 1998 study was based on the latest available information, there can be no assurance that decommissioning cost estimates will not continue to increase in the future or that regulatory requirements will not change. In addition, until a new low-level radioactive waste repository opens and operates for a number of years, estimates of the cost to dispose of low-level radioactive waste are subject to significant uncertainty. The decommissioning study is updated every three years and a new study is expected to be completed during the fourth quarter of 2001. See "Disposal of Low-Level Radioactive Waste" below.

      The Company will recover its current decommissioning cost estimates in Texas through its existing rates during the Freeze Period, and thereafter through a non-bypassable wires charge under the provisions of the Texas Restructuring Law. The rate freeze under the Texas Rate Stipulation and the rate reduction under the Texas Settlement Agreement preclude the Company from seeking a rate increase in Texas to recover increases in decommissioning cost estimates during the Freeze Period. See "Regulation - Texas Regulatory Matters - Deregulation" for further discussion.

      The Company is currently collecting its decommissioning costs in New Mexico under the New Mexico Settlement Agreement, which expires in April 2001. The Company is preparing a rate case filing with the New Mexico Commission and will request recovery of the Company's future New Mexico decommissioning cost estimates through regulated rates after the expiration of the rate freeze under the New Mexico Settlement Agreement. See "Regulation - New Mexico Regulatory Matters" for further discussion.

      Spent Fuel Storage. The spent fuel storage facilities at Palo Verde will have sufficient capacity to store all fuel expected to be discharged from normal operation of all three Palo Verde units through 2003. Alternative on-site storage facilities are currently being constructed to supplement existing facilities. Spent fuel will be removed from the original facilities as necessary and placed in special storage casks which will be stored at the new facilities until accepted by the DOE for permanent disposal. The alternative facilities will be built in stages to accommodate casks on an as needed basis and are expected to be available for use by the end of 2002.

      Pursuant to the Nuclear Waste Policy Act of 1982, as amended in 1987 (the "Waste Act"), the DOE is legally obligated to accept and dispose of all spent nuclear fuel and other high-level radioactive waste generated by all domestic power reactors. In accordance with the Waste Act, the DOE entered into a spent nuclear fuel contract with the Company and all other Palo Verde Participants. In November 1989, the DOE reported that its spent nuclear fuel disposal facilities would not be in operation until 2010. Subsequent judicial decisions required the DOE to start accepting spent nuclear fuel by January 31, 1998. The DOE did not meet that deadline, and the Company cannot currently predict when spent fuel shipments to the DOE's permanent disposal site will commence. The 1998 decommissioning study assumes that only 14 of 333 spent fuel casks will have been removed from Palo Verde by 2037 when title to the remaining spent fuel is assumed to be transferred to the DOE. In January 1997, the Texas Commission established a project to evaluate what, if any, action it should take with regard to payments made to the DOE for funding of the DOE's obligation to start accepting spent nuclear fuel by January 31, 1998. After receiving initial comments, no further action has been taken on the project.

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

      The Company expects to incur significant spent fuel storage costs during the life of Palo Verde that the Company believes are the responsibility of the DOE. These costs will be expensed as incurred until an agreement is reached with the DOE for recovery of these costs. However, the Company cannot predict when, if ever, these additional costs will be recovered from the DOE.

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

      Steam Generators. Palo Verde has experienced some degradation in the steam generator tubes of each unit. APS has undertaken an ongoing investigation and analysis and has performed corrective actions designed to mitigate further degradation. Corrective actions have included changes in operational procedures designed to lower the operating temperatures of the units, chemical cleaning and the implementation of other technical improvements. APS believes its remedial actions have slowed the rate of tube degradation.

      The projected service lives of the units' steam generators are reassessed by APS periodically in conjunction with inspections made during scheduled outages of the Palo Verde units. In December 1999, the Palo Verde Participants unanimously approved installation of new steam generators in Unit 2. APS currently estimates it will install these new steam generators during the fourth quarter of 2003. The Company's portion of total costs associated with construction and installation of new steam generators in Unit 2 is currently estimated not to exceed $45 million, including approximately $4.9 million of replacement power costs. APS has also stated that, based on the latest available data, it estimates that the steam generators in Units 1 and 3 should operate for their designated lives of 40 years. However, APS is reassessing whether it is economically desirable to replace the steam generators in Units 1 and 3. Any such replacements would also require the unanimous approval of the Palo Verde Participants.

      The Texas Rate Stipulation precludes the Company from seeking a rate increase during the Freeze Period to recover additional capital costs associated with the replacement of steam generators. The Company may request recovery of a portion of these costs through regulated rates in New Mexico. See "Regulation - New Mexico Regulatory Matters" for further discussion. Finally, the Company cannot assure that it will be able to recover these capital costs through its wholesale power rates or its competitive retail rates that become applicable after the start of competition. See also Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview."

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

Four Corners Station

      The Company owns a 7% interest, or approximately 104 MW, in Units 4 and 5 at Four Corners, located in northwestern New Mexico. The two coal-fired generating units each have a total generating capacity of 739 MW. The Company shares power entitlements and certain allocated costs of the two units with APS (the Four Corners operating agent) and the other participants.

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

                              Construction Program

      The Company has no current plans to construct any new generating facilities to serve retail customers through at least 2004 except for a $2.1 million pilot wind energy project that is expected to go online in April 2001 and supply up to 1.32 MW. Utility construction expenditures reflected in the following table consist primarily of expanding and updating the electric transmission and distribution systems, and the cost of improvements at and the purchase and installation of new steam generators for Palo Verde. The Company's estimated cash construction costs for 2001 through 2004 are approximately $259 million. Actual costs may vary from the construction program estimates shown. Such estimates are reviewed and updated periodically to reflect changed conditions.

        By Year (1)                                 By Function
       (In millions)                               (In millions)
-----------------------------      ---------------------------------------------

2001 .............  $      66      Production (1).................   $      81
2002 .............         66      Transmission...................          16
2003 .............         65      Distribution...................         110
2004 .............         62      General........................          52
                    ---------                                        ---------
   Total..........  $     259         Total.......................   $     259
                    =========                                        =========

      ----------
      (1) Does not include acquisition costs for nuclear fuel. See "Energy Sources - Nuclear Fuel."

                                 Energy Sources

General

      The following table summarizes the percentage contribution of nuclear fuel, natural gas, coal and purchased power to the total kWh energy mix of the
Company:

                                                      Years Ended December 31,
                                                      ------------------------
                Power Source                           2000     1999      1998
                                                       ----     ----      ----

Nuclear fuel....................................         50%      55%       52%
Natural gas.....................................         33       33        35
Coal............................................          8        8         7
Purchased power.................................          9        4         6
                                                        ---      ---       ---
   Total........................................        100%     100%      100%
                                                        ===      ===       ===

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

Nuclear Fuel

      The fuel cycle for Palo Verde consists of the following stages: the mining and milling of uranium ore to produce uranium concentrates; the conversion of the uranium concentrates to uranium hexaflouride; the enrichment of uranium hexaflouride; the fabrication of fuel assemblies; the utilization of the fuel assemblies in the reactors; and the storage and disposal of the spent fuel. The Company has contracts for uranium concentrates which should be sufficient to meet the Company's share of Palo Verde's operational requirements through 2002. The Palo Verde Participants have contracts for conversion services to meet approximately 75% of plant requirements in 2001 and 80% of plant requirements in 2002. The Palo Verde Participants have an enrichment services contract that should be sufficient to meet Palo Verde's operational requirements through 2003. APS is currently pursuing several offers to procure uranium, conversion services and enrichment services to satisfy 100% of the needs of Palo Verde through 2008. The Palo Verde Participants have contracts for fuel assembly fabrication services through 2015 for each Palo Verde unit.

      Nuclear Fuel Financing. Pursuant to the ANPP Participation Agreement, the Company owns an undivided interest in nuclear fuel purchased in connection with Palo Verde. The Company has available a total of $100 million under a revolving credit facility that provides for both working capital and up to $70 million for the financing of nuclear fuel. At December 31, 2000, approximately $48.2 million had been drawn to finance nuclear fuel. This financing is accomplished through a trust that borrows under the facility to acquire and process the nuclear fuel. The Company is obligated to repay the trust's borrowings with interest and has secured this obligation with First Mortgage Collateral Series Bonds. In the Company's financial statements, the assets and liabilities of the trust are reported as assets and liabilities of the Company.

Natural Gas

      In 2000, the Company's natural gas requirements at the Rio Grande Power Station were met with both short-term and long-term natural gas purchases from various suppliers. Interstate gas is delivered under a firm ten-year transportation agreement, which expires in August 2001 with automatic extension provisions through 2005. The Company expects to continue transporting natural gas under this agreement through 2005. The Company manages its natural gas requirements through a combination of long-term contracts and market purchases. The Company anticipates it will continue to purchase natural gas at market prices on a monthly basis for a portion of the fuel needs for the Rio Grande Power Station for the near term. To complement these monthly purchases in 2001, the Company has entered into a one-year fixed-price gas supply contract and a six-month fixed-price contract for the period April through October. The Company will continue to evaluate the availability of short-term natural gas supplies versus long-term supplies to maintain a reliable and economical supply for the Rio Grande Power Station.

      In 2000, natural gas for the Newman and Copper Power Stations was supplied primarily pursuant to a five-year intrastate natural gas contract which became effective January 1, 1997 and expires December 31, 2001. Natural gas was also provided to the Newman and Copper Power Stations pursuant to a similar long-term interstate natural gas contract which supplements the intrastate contract and also expires on December 31, 2001. The Company has begun to evaluate extensions or replacement of these contracts with new contracts for the year 2002 and beyond. The Company will also continue to evaluate short-term natural gas supplies to maintain a reliable and economical supply for the Newman and Copper Power Stations.

Coal

      APS, as operating agent for Four Corners, purchases Four Corners' coal requirements from a supplier with a long-term lease of coal reserves owned by the Navajo Nation. The lease expires in 2004 and can be extended for an additional 15 years. Based upon information from APS, the Company believes that Four Corners has sufficient reserves of coal to meet the plant's operational requirements for its useful life.

Purchased Power

      To supplement its own generation and operating reserves, the Company engages in firm and non-firm power purchase arrangements which may vary in duration and amount based on evaluation of the Company's resource needs and the economics of the transactions. For 2000, the Company purchased energy in a 50 MW block transaction from SPS in the months of January through May, November and December and 100 MW in the months of June through October. As of December 31, 2000, the Company had entered into an agreement to purchase 60 MW of firm on-peak energy from Enron for June through September 2001. In addition, on January 1, 2001, the Company entered into a contract with SPS to purchase 103 MW of firm on-peak energy monthly in 2001.

                              Operating Statistics

                                                         Years Ended December 31,
                                                  --------------------------------------
                                                     2000          1999          1998
                                                  ----------    ----------    ----------
Operating revenues (in thousands):
     Retail:
         Residential ..........................   $  184,769    $  164,524    $  173,215
         Commercial and industrial, small .....      192,895       175,924       174,729
         Commercial and industrial, large .....       65,687        59,497        62,450
         Sales to public authorities ..........       86,957        80,393        82,360
                                                  ----------    ----------    ----------
             Total retail .....................      530,308       480,338       492,754
                                                  ----------    ----------    ----------
     Wholesale:
         Sales for resale .....................       70,162        49,441        82,396
         Economy sales ........................       84,918        32,523        20,167
                                                  ----------    ----------    ----------
             Total wholesale ..................      155,080        81,964       102,563
                                                  ----------    ----------    ----------
     Other ....................................       16,261         8,167         6,506
                                                  ----------    ----------    ----------
                 Total operating revenues .....   $  701,649    $  570,469    $  601,823
                                                  ==========    ==========    ==========
Number of customers (end of year):
     Residential ..............................      271,588       266,627       260,356
     Commercial and industrial, small .........       27,947        27,274        26,396
     Commercial and industrial, large .........          133           124           117
     Other ....................................        4,054         3,957         3,867
                                                  ----------    ----------    ----------
                 Total ........................      303,722       297,982       290,736
                                                  ==========    ==========    ==========
Average annual kWh use per residential customer        6,553         6,268         6,291
                                                  ==========    ==========    ==========

Energy supplied, net, kWh (in thousands):
     Generated ................................    8,706,790     8,392,890     8,586,098
     Purchased and interchanged ...............      905,770       328,225       478,396
                                                  ----------    ----------    ----------
                 Total ........................    9,612,560     8,721,115     9,064,494
                                                  ==========    ==========    ==========
Energy sales, kWh (in thousands):
     Retail:
         Residential ..........................    1,767,928     1,653,859     1,621,436
         Commercial and industrial, small .....    2,026,768     1,943,120     1,891,703
         Commercial and industrial, large .....    1,142,163     1,133,751     1,314,428
         Sales to public authorities ..........    1,177,883     1,135,438     1,120,654
                                                  ----------    ----------    ----------
             Total retail .....................    6,114,742     5,866,168     5,948,221
                                                  ----------    ----------    ----------
     Wholesale:
         Sales for resale .....................    1,282,540       905,975     1,757,880
         Economy sales ........................    1,714,288     1,497,880       888,708
                                                  ----------    ----------    ----------
             Total wholesale ..................    2,996,828     2,403,855     2,646,588
                                                  ----------    ----------    ----------
                 Total energy sales ...........    9,111,570     8,270,023     8,594,809
     Losses and Company use ...................      500,990       451,092       469,685
                                                  ----------    ----------    ----------
                 Total ........................    9,612,560     8,721,115     9,064,494
                                                  ==========    ==========    ==========
Native system:
     Peak load, kW ............................    1,159,000     1,159,000     1,167,000
     Net generating capacity for peak, kW .....    1,500,000     1,500,000     1,500,000
     Load factor ..............................         65.4%         62.5%         63.1%
                                                  ==========    ==========    ==========
Total system:
     Peak load, kW ............................    1,360,000     1,287,000     1,439,000
     Net generating capacity for peak, kW .....    1,500,000     1,500,000     1,500,000
     Load factor ..............................         64.3%         62.9%         64.3%
                                                  ==========    ==========    ==========

                                   Regulation

General

      In 1999, both Texas and New Mexico enacted electric utility industry restructuring laws requiring competition in certain functions of the industry and ultimately in the Company's service area. Competition in New Mexico was scheduled to begin on January 1, 2002 under the New Mexico Restructuring Law. On March 8, 2001, the New Mexico Restructuring Law was amended to delay the start of competition for five years until January 1, 2007. The amended New Mexico Restructuring Law permits utilities to form holding companies and participate in unregulated power production, provided the utility does not separate its transmission and distribution activities from its existing generation activities. Under the Texas Restructuring Law, the Company's Texas service area is exempt from competition until the expiration of the Freeze Period in August 2005.

      The Company continues to work to become more competitive in response to these restructuring laws as well as other regulatory, economic and technological changes occurring throughout the industry. Deregulation of the production of electricity and related services and increasing customer demand for lower priced electricity and other energy services have accelerated the industry's movement toward more competitive pricing and cost structures. These competitive pressures could result in the loss of customers and diminish the ability of the Company to fully recover its investment in generation assets. Once deregulation is initiated in other portions of Texas in January 2002, the Company may face increasing pressure on its retail rates and its rate freeze under the Texas Rate Stipulation. The Company's results of operations and cash flows may be adversely affected if it cannot maintain its current retail rates.

      During 2000, the cost of natural gas and purchased power substantially increased and these increased energy costs may continue in 2001. Under the Company's New Mexico Settlement Agreement, which was in effect during 2000 and will remain in effect through April 2001, the Company bears the risk and benefit of any increases or decreases in energy costs related to its New Mexico retail customers. Upon the expiration of the New Mexico Settlement Agreement, the Company will seek to increase its New Mexico rates to include the higher energy costs that the Company expects to incur. The Company cannot predict whether or to what extent the New Mexico Commission will allow the Company to increase rates to recover the increased energy costs. See "New Mexico Regulatory Matters
- Fuel" below and Item 7A "Quantitative and Qualitative Disclosures About Market Risk - Commodity Price Risk."

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

      Deregulation. The Texas Restructuring Law requires an electric utility to separate its power generation activities from its transmission and distribution activities by January 1, 2002. The Texas Restructuring Law specifically recognizes and preserves the substantial benefits the Company bargained for in its Texas Rate Stipulation and Texas Settlement Agreement, exempting the Company's Texas service area from retail competition, and preserving rates at their current levels until the end of the Freeze Period. At the end of the Freeze Period, the Company will be subject to retail competition and will have no further claim for recovery of stranded costs. The Company believes that its continued ability to provide bundled electric service at current rates in its Texas service area will allow the Company to collect its Texas jurisdictional stranded costs.

      Although the Company is not subject to the Texas restructuring requirements until the expiration of the Freeze Period, the Company sought Texas Commission approval of the Company's corporate restructuring in anticipation of complying with the restructuring requirements of the New Mexico Restructuring Law. In December 2000, the Texas Commission approved the Company's corporate restructuring plan. However, the amended New Mexico Restructuring Law now prohibits the separation of the Company's generation activities from its transmission and distribution activities until January 1, 2007, directly conflicting with the Texas Restructuring Law requiring separation of these activities in 2005. Accordingly, in either 2004 or 2005, the Company will seek New Mexico Commission approval to separate the Company's generation activities from its transmission and distribution activities to allow the Company to comply with the Texas Restructuring Law requirements.

      Texas Rate Stipulation and Texas Settlement Agreement. The Texas Rate Stipulation and Texas Settlement Agreement govern the Company's rates for its Texas customers, but do not deprive the Texas regulatory authorities of their jurisdiction over the Company during the Freeze Period. However, the Texas Commission determined that the rate freeze is in the public interest and results in just and reasonable rates. Further, the signatories to the Texas Rate Stipulation (other than the Texas Office of Public Utility Counsel and the State of Texas) agreed to not seek to initiate an inquiry into the reasonableness of the Company's rates during the Freeze Period and to support the Company's entitlement to rates at the freeze level throughout the Freeze Period. The Company believes, but cannot assure, that its cost of service will support rates at or above the freeze level throughout the Freeze Period and, therefore, does not believe any attempt to reduce the Company's rates would be successful. However, during the Freeze Period, the Company is precluded from seeking base rate increases in Texas, even in the event of increased operating or capital costs. In the event of a merger, the parties to the Texas Rate Stipulation retain all rights provided in the Texas Rate Stipulation, the right to participate as a party in any proceeding related to the merger, and the right to pursue a reduction in rates below the freeze level to the extent of post-merger synergy savings.

      Fuel. Although the Company's base rates are frozen in Texas, pursuant to Texas Commission rules and the Texas Rate Stipulation, the Company can request adjustments to its fuel factor to more accurately reflect projected increases or decreases in energy costs associated with the provision of electricity as well as seek recovery of past undercollections of fuel revenues. Beginning in the second quarter of 2000, the Company's average energy costs exceeded its fuel factor due to substantial increases in the price of natural gas and purchased power. Accordingly, the Company had a significant underrecovery of its actual energy expenses. On August 1, 2000, the Company filed a petition with the Texas Commission to increase its fixed fuel factor. The Company was granted interim approval to implement the increased fuel factor with the first billing cycle in September 2000. The Texas Commission granted final approval of the increased fuel factor on November 1, 2000. The new fuel factor increased fuel revenue collections by $12.2 million in 2000 and is expected to increase fuel revenue collections annually by approximately $37 million.

      On January 8, 2001, the Company filed a second petition with the Texas Commission for an additional fuel factor increase and for a 12-month fuel surcharge beginning April 2001. The Company's requested fuel factor would increase fuel revenue collections by approximately $28 million in 2001 and $37 million annually thereafter. The requested surcharge seeks to recover $22.4 million in underrecovered energy expenses the Company incurred in 2000, including interest, approximately $17.3 million of which would be collected in 2001. The Company proposes to spread this surcharge recovery over 12 months to mitigate the impact on customers' monthly bills. The Texas Commission traditionally renders a decision within 90 days of the Company's filing, but the Company requested interim approval of its proposed fuel factor if a final order is not issued in early April 2001.

      Any fuel surcharge granted to the Company, as well as the Company's other energy expenses, will be subject to final review by the Texas Commission in the Company's next fuel reconciliation proceeding, which is expected to be filed by the middle of 2002. The Texas Commission staff, local regulatory authorities such as the City of El Paso, and customers are entitled to intervene in a fuel reconciliation proceeding and to challenge the prudence of fuel and purchased power expenses.

      Palo Verde Performance Standards. The Texas Commission established performance standards for the operation of Palo Verde, pursuant to which each Palo Verde unit is evaluated annually to determine whether its three-year rolling average capacity factor entitles the Company to a reward or subjects it to a penalty. The capacity factor is calculated as the ratio of actual generation to maximum possible generation. If the capacity factor, as measured on a station-wide basis for any consecutive 24-month period, should fall below 35%, the Texas Commission can reconsider the rate treatment of Palo Verde, regardless of the provisions of the Texas Rate Stipulation and the Texas Settlement Agreement. The removal of Palo Verde from rate base could have a significant negative impact on the Company's revenues and financial condition. The Company has calculated approximately $19.7 million of performance rewards for the three-year periods ended December 31, 2000, 1999 and 1998. These rewards are included, along with energy costs incurred, as part of the Texas Commission's review during the periodic fuel reconciliation proceedings discussed above. Performance rewards are not recorded on the Company's books until the Texas Commission has ordered a final determination in a fuel reconciliation proceeding. Performance penalties are recorded when assessed as probable by the Company.

New Mexico Regulatory Matters

      The New Mexico Commission has jurisdiction over the Company's rates and services in New Mexico and over certain other activities of the Company, including prior approval of the issuance, assumption or guarantee of securities. The New Mexico Commission's decisions are subject to judicial review. The largest city in the Company's New Mexico service territory is Las Cruces.

      Deregulation. In March 2001, the New Mexico Legislature amended the New Mexico Restructuring Law to postpone deregulation in New Mexico until January 1, 2007. The amended New Mexico Restructuring Law permits utilities to form holding companies and through the holding company participate in unregulated power production, provided the utility does not separate its transmission and distribution activities from its existing generation activities. The Company is currently evaluating possible benefits, if any, of forming a holding company without separating its power generation activities from its transmission and distribution activities.

      The amended New Mexico Restructuring Law prohibiting the separation of the Company's generation activities from its transmission and distribution activities until January 1, 2007, directly conflicts with the Texas Restructuring Law requiring separation of these activities in 2005. Accordingly, in either 2004 or 2005, the Company will seek New Mexico Commission approval to separate the Company's generation activities from its transmission and distribution activities to allow the Company to comply with the Texas Restructuring Law requirements.

      Due to the uncertainty of the timing of deregulation in New Mexico, on October 12, 2000, the Company filed with the New Mexico Commission an application to form a wholly-owned energy services subsidiary. In December 2000, the New Mexico Commission approved the Company's application and authorized the Company to invest up to $20 million in the subsidiary. Following this approval, the Company created MiraSol Energy Services, Inc., which began operation in March 2001.

      The New Mexico Restructuring Law allows the Company to recover reasonable, prudent and unmitigated costs that the Company would not have incurred but for its compliance with the New Mexico Restructuring Law. These transition costs do not include stranded costs, costs the Company can collect under federally approved rates or rates approved by the New Mexico Commission, or any costs the Company would have incurred regardless of the New Mexico Restructuring Law. The March 2001 amendment to the New Mexico Restructuring Law did not address the recovery of transition costs spent to date. The Company cannot predict whether and to what extent the New Mexico Commission will allow the Company to recover these transition costs during the five year delay. Such costs, to the extent they are not capitalizable as fixed assets, are expensed as incurred.

      Fuel. The New Mexico Settlement Agreement entered into in October 1998 incorporated the then existing fuel factor into frozen base rates. Accordingly, the Company must absorb any increases or decreases in energy expenses related to its New Mexico retail customers until new rates are approved following the expiration of this rate freeze in April 2001. The Company is preparing a rate case filing with the New Mexico Commission requesting an increase in the Company's rates beginning May 2001, reflecting current increases in natural gas and purchased power prices. The Company may also request recovery of increases in capital costs related to its New Mexico retail customers as part of this rate case filing. The Company cannot predict what rate increase, if any, the New Mexico Commission may approve or when the New Mexico Commission will ultimately rule on the Company's rate case.

Federal Regulatory Matters

      Federal Energy Regulatory Commission. The Company is subject to regulation by the FERC in certain matters, including rates for wholesale power sales, transmission of electric power and the issuance of securities.

      In anticipation of complying with the New Mexico Restructuring Law, the Company filed its Application for Authorization to Transfer Certain Assets and Approval for Certain Securities Transactions with the FERC seeking the necessary FERC approvals for its corporate restructuring. On October 4, 2000, the FERC issued its Order Authorizing Disposition of Jurisdictional Facilities allowing the transfer of assets necessary to implement the Company's corporate restructuring. On October 13, 2000, the FERC issued its order authorizing the securities transactions related to the Company's corporate restructuring.

      Fuel. Under FERC regulations, the Company's fuel factor is adjusted monthly for almost all FERC jurisdictional customers. Accordingly, any increases or decreases in energy expenses immediately flow through to such customers.

      RTOs. On December 15, 1999, the FERC approved its final rule ("Order 2000") on Regional Transmission Organizations ("RTOs"). Order 2000 strongly encourages, but does not require, public utilities to form and join RTOs. Order 2000 also proposes RTO startup by December 15, 2001. The Company is an active participant in the development of the Desert Southwest Transmission and Reliability Operator ("Desert Star"). The Company believes Desert Star will qualify as an RTO under Order 2000. The Company intends, subject to the resolution of outstanding issues, to participate in Desert Star. As a participating transmission owner, the Company will transfer operations of its transmission system to Desert Star. The Desert Star proposal was submitted to the FERC on October 15, 2000. On March 1, 2001, the Desert Star proposal was updated to inform the FERC that the start of Desert Star operations will be delayed. Desert Star is currently scheduled to become operational by January 1, 2003. If Desert Star should fail to become operational, the Company would seek to participate in another RTO similar to Desert Star.

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

      In anticipation of complying with the New Mexico Restructuring Law, the Company filed its Application for NRC consent to the indirect transfer of control of the Company's minority non-operating ownership interest in Palo Verde as part of the Company's corporate restructuring. In December 2000, the NRC granted all requested approvals.

Sales for Resale

      During 2000, the Company provided IID with 100 MW of firm capacity and associated energy and 50 MW of system contingent capacity and associated energy pursuant to a 17-year agreement which expires April 30, 2002. In 2001, the Company will provide IID with similar amounts of capacity and associated energy. The Company also provided TNP with up to 25 MW of firm capacity and associated energy pursuant to an agreement that expires December 31, 2002. The contract allows TNP to specify a maximum annual amount with one year's notice. For 2001, the Company is contracted to provide TNP up to 25 MW of firm capacity and associated energy. The Company has also contracted to sell 40 MW to CFE during the month of May 2001 and 100 MW during the months of June through September 2001.

                                 Power Contracts

      As of December 31, 2000, the Company had entered into agreements to sell to Enron 50 MW of firm on-peak energy at Palo Verde for February and March 2001 and 60 MW of firm on-peak energy at Palo Verde from June 2002 through September 2002.

      On January 1, 2001, the Company entered into concurrent sales and purchase agreements with SPS and PSCO for 103 MW of firm off-peak capacity and associated energy monthly through 2001. Under these agreements, the Company will receive energy from SPS through the Eddy County tie and deliver the same amount of energy to PSCO at various other transmission points connected to the Company's generation sources. The sale to PSCO is contingent upon the Company receiving the energy from SPS, and the sales and purchase prices under these agreements are structured such that the Company receives a guaranteed margin. The Company is currently negotiating similar agreements with SPS and PSCO for 2002 through 2005. The Company also entered into an agreement with PSCO whereby PSCO has the option to deliver up to 60 MW of firm on- or off-peak capacity and associated energy to the Company at Palo Verde from January through May 2001 and October through December 2001. If PSCO exercises this option and delivers energy to the Company, the Company agrees to deliver the same amount of energy to PSCO at Four Corners. The option agreement provides the Company with the potential of increasing its sales at the Palo Verde hub.

                        Executive Officers of the Company

          Name             Age       Current Position and Business Experience
          ----             ---       ----------------------------------------

James Haines............   54   Chief Executive Officer, President and Director
                                  since May 1996; Executive Vice President and
                                  Chief Operating Officer of Western Resources, Inc. from June 1995 to May 1996.

Terry Bassham...........   40   Executive Vice President and General Counsel
                                  since August 2000; Vice President and General Counsel from January 1999 to August 2000; General Counsel since August 1996; Shareholder with Clark, Thomas & Winters, P.C. from May 1993 to August 1996.

Gary R. Hedrick.........   46   Executive Vice President, Chief Financial and
                                  Administrative Officer since August 2000; Vice President, Chief Financial Officer and Treasurer from August 1996 to August 2000; Treasurer since March 1996; Vice President - Financial Planning and Rate Administration from September 1990 to August 1996.

Eduardo A. Rodriguez....   45   Executive Vice President and Chief Operating
                                  Officer since August 2000; Senior Vice
                                  President - Energy Services from January 1999 to August 2000; Senior Vice President - Customer and Corporate Services from August 1996 to January 1999; Senior Vice President since January 1994; General Counsel from 1988 to August 1996.

J. Frank Bates..........   50   Vice President - Transmission and Distribution
                                  since August 1996; Vice President - Operations from May 1994 to August 1996.

Michael L. Blough.......   45   Vice President - Administration since August
                                  1996; Vice President since May 1995;
                                  Controller and Chief Accounting Officer from
                                  November 1994 to August 1996.

John C. Horne...........   52   Vice President - Power Generation since August
                                  1996; Vice President - Power Supply from May
                                  1994 to August 1996.

Helen Knopp.............   58   Vice President - Customer and Public Affairs
                                  since April 1999; Executive Director of the
                                  Rio Grande Girl Scout Council from September
                                  1991 to April 1999.

Earnest A. Lehman.......   48   President - MiraSol Energy Services, Inc. since
                                  November 2000; Vice President - Energy
                                  Services Business Group from January 1999 to
                                  November 2000; Director of Rates of Western
                                  Resources, Inc. from January 1998 to January
                                  1999; Director of Wholesale Rates of Western
                                  Resources, Inc. from January 1997 to January
                                  1998; Vice President - Consumer Sales of
                                  Westar Consumer Services from March 1996 to
                                  January 1997; Executive Director of Marketing of Western Resources, Inc. from December 1994 to March 1996.

Robert C. McNiel........   54   Vice President - New Mexico Affairs since
                                  December 1997; Vice President - Public Affairs and Marketing from August 1996 to December 1997; Vice President - New Mexico Division from December 1989 to August 1996.

Kathryn R. Hood.........   47   Treasurer since October 2000; Assistant
                                  Treasurer from April 1999 to October 2000;
                                  Manager of Financial Services from March 1991 to April 1999.

Kerry B. Lore...........   41   Controller since October 2000; Assistant
                                  Controller from April 1999 to October 2000;
                                  Manager of Accounting Services from July 1993 to April 1999.

Guillermo Silva, Jr.....   47   Secretary since January 1994.

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

Item 3. Legal Proceedings

      The Company is a party to various legal actions. In many of these matters, the Company has excess casualty liability insurance that covers the various claims, actions and complaints. Based upon a review of these claims and applicable insurance coverage, the Company believes that none of these claims will have a material adverse effect on the financial position, results of operations and cash flows of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

      Not applicable.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      The Company's common stock trades on the American Stock Exchange under the symbol "EE." On September 25, 2000, the Company's stock began trading in decimals in compliance with the Securities and Exchange Commission requirement that equity and option markets convert to decimal pricing systems. The high, low and close sales prices for the Company's common stock, as reported in the consolidated reporting system of the American Stock Exchange, for the periods indicated below, were as follows:

                                                      Sales Price
                                           -----------------------------------
                                             High       Low        Close
                                           -------    ------   ---------------
                                                               (End of period)
       1999
       ----
           First Quarter..........         $ 8.94     $ 7.00      $ 7.63
           Second Quarter.........           9.19       7.31        8.94
           Third Quarter..........           9.38       8.50        9.00
           Fourth Quarter.........           9.81       8.56        9.81

       2000
       ----
           First Quarter..........         $10.44     $ 8.13      $10.38
           Second Quarter.........          12.00      10.00       11.19
           Third Quarter..........          15.50      10.88       13.77
           Fourth Quarter.........          14.05      11.25       13.20

      As of March 9, 2001, there were 5,216 holders of record of the Company's common stock. The Company does not anticipate paying dividends on its common stock in the near-term. The Company intends to continue its deleveraging and stock repurchase programs with the goals of improving its capital structure and using free cash flow to its highest economic advantage.

      The Company's Board of Directors previously approved two stock repurchase programs allowing the Company to purchase up to twelve million of its outstanding shares of common stock. As of March 9, 2001, the Company had repurchased 9,568,229 shares of common stock under these programs for approximately $101.4 million, including commissions. The Company expects to continue to make purchases primarily in the open market at prevailing prices and will also engage in private transactions, if appropriate. Any repurchased shares will be available for issuance under employee benefit and stock option plans, or may be retired.

Item 6. Selected Financial Data

      As of and for the following periods (in thousands except for share data):

                                                                                                        Period From  | Period From
                                                                                                        February 12  |  January 1
                                                                      Years Ended December 31,              to       |     to
                                                  ----------------------------------------------------  December 31, | February 11,
                                                      2000           1999        1998          1997         1996     |     1996
                                                  ------------     --------   -----------  -----------  ------------ | ------------
                                                                                                                     |
Operating revenues ............................   $    701,649  $   570,469   $   601,823  $   592,021  $   521,921  | $    54,672
Operating income ..............................        169,974      157,336       159,717      159,636      142,438  |       1,362
Income before extraordinary item ..............         60,164       43,809        57,073       54,568       41,919  |     118,198
Extraordinary gain (loss) on extinguishments                                                                         |
   of debt, net of income tax (expense)                                                                              |
   benefit ....................................         (1,772)      (3,336)        3,343       (2,775)          --  |     264,273
Net income applicable to common stock .........         58,392       28,276        45,709       38,649       31,431  |     382,471
Basic earnings per common share:                                                                                     |
   Income before extraordinary item ...........           1.11         0.53          0.70         0.69         0.52  |        3.33
   Extraordinary gain (loss) on extinguishments                                                                      |
     of debt, net of income tax (expense)                                                                            |
     benefit ..................................          (0.03)       (0.05)         0.06        (0.05)          --  |        7.43
   Net income .................................           1.08         0.48          0.76         0.64         0.52  |       10.76
Weighted average number of common                                                                                    |
   shares outstanding .........................     54,183,915   59,349,468    60,168,234   60,128,505   60,073,808  |  35,544,330
Diluted earnings per common share:                                                                                   |
   Income before extraordinary item ...........           1.09         0.53          0.70         0.69         0.52  |        3.33
   Extraordinary gain (loss) on extinguishments                                                                      |
     of debt, net of income tax (expense)                                                                            |
     benefit ..................................          (0.03)       (0.06)         0.05        (0.05)          --  |        7.43
   Net income .................................           1.06         0.47          0.75         0.64         0.52  |       10.76
Weighted average number of common shares                                                                             |
   and dilutive potential common shares                                                                              |
   outstanding ................................     55,001,625   59,731,649    60,633,298   60,437,632   60,116,709  |  35,544,330
Cash additions to utility property, plant                                                                            |
   and equipment ..............................         66,960       53,705        49,787       46,467       33,926  |       4,724
Total assets ..................................      1,616,544    1,625,891     1,891,219    1,812,613    1,846,190      1,910,354
Long-term debt and financing and capital
   lease obligations ..........................        740,223      811,607       897,062      966,810    1,046,173      1,164,328
Preferred stock ...............................             --           --       135,744      121,319      108,426        100,000
Common stock equity ...........................        412,034      421,258       417,278      369,640      331,257        300,000

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Statements in this document, other than statements of historical information, are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, as well as other oral and written forward-looking statements made by or on behalf of the Company from time to time, including statements contained in the Company's filings with the Securities and Exchange Commission and its reports to shareholders, involve known and unknown risks and other factors which may cause the Company's actual results in future periods to differ materially from those expressed in any forward-looking statements. Any such statement is qualified by reference to the risks and factors discussed below under the headings "Overview" and "Liquidity and Capital Resources," as well as in the Company's filings with the Securities and Exchange Commission, which are available from the Securities and Exchange Commission or which may be obtained upon request from the Company. The Company cautions that the risks and factors discussed below and in such filings are not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company except as required by law.

                                    Overview

      El Paso Electric Company is an electric utility that serves retail customers in west Texas and southern New Mexico and wholesale customers in Texas, New Mexico, California and Mexico. The Company owns or has substantial ownership interests in five electrical generating facilities providing it with a total capacity of approximately 1,500 MW. The Company's energy sources consist of nuclear fuel, natural gas, coal and purchased power. The Company owns or has significant ownership interests in four 345 kV transmission lines and three 500 kV lines to provide power from Palo Verde and Four Corners, and owns the distribution network within its retail service territory. The Company is subject to extensive regulation by the Texas and New Mexico Commissions and, with respect to wholesale power sales, transmission of electric power and the issuance of securities, by the FERC.

      The Company faces a number of risks and challenges that could negatively impact its operations and financial results. The most significant of these risks and challenges arise from the deregulation of the electric utility industry, the possibility of increased costs, especially from Palo Verde, and the Company's high level of debt.

      The electric utility industry in general and the Company in particular are facing significant challenges and increased competition as a result of changes in federal provisions relating to third-party transmission services and independent power production, as well as changes in state laws and regulatory provisions relating to wholesale and retail service. In 1999, both Texas and New Mexico passed industry deregulation legislation requiring the Company to separate its transmission and distribution functions, which will remain regulated, from its power generation and energy services businesses, which will operate in a competitive market in the future. While the Company is not subject to deregulation in its Texas and New Mexico jurisdictions until 2005 and 2007, respectively, the potential effects of competition in the power generation and energy services markets remain important to the Company. There can be no assurance that the deregulation of the power generation market will not adversely affect the future operations, cash flows and financial condition of the Company.

      The changing regulatory environment and the advent of unregulated power production have created a substantial risk that the Company will lose important customers. The Company's wholesale and large retail customers already have, in varying degrees, additional alternate sources of economical power, including co-generation of electric power. For example, a 504 MW combined-cycle generating plant located in Samalayuca, Chihuahua, Mexico, which became fully operational at the end of 1998, gave CFE the capacity to supply electricity to portions of northern Chihuahua and allowed CFE to eliminate substantially all purchases of power from the Company in 1999 and most of 2000. However, on May 31, 2000, CFE agreed to purchase from the Company firm capacity and associated energy sales of up to 80 MW from June 1, 2000 through August 31, 2000, up to 40 MW during May 2001 and up to 100 MW from June 1, 2001 through September 30, 2001. Additionally, American National Power, Inc., a wholly-owned subsidiary of International Power PLC, has announced it is exploring the possibility of building a generation plant in El Paso, Texas, and Duke Energy has announced it is exploring the possibility of building a generation plant in Deming, New Mexico. If the Company loses a significant portion of its retail customer base or wholesale sales, the Company may not be able to replace such revenues through either the addition of new customers or an increase in rates to remaining customers.

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

      During the second, third and fourth quarters of 2000, the Company was unable to pass through to certain customers increased energy expenses resulting from higher natural gas prices and increased power purchases needed because of unscheduled generating unit outages. The Company is unable to request increased rates in the Company's New Mexico service area prior to May 1, 2001 or under certain wholesale contracts to compensate for these increases in energy expenses. From April 1, 2000 through December 31, 2000, the Company incurred increased energy expenses which cannot be recovered from New Mexico and certain wholesale customers of $7.6 million, net of tax, compared to the same period last year. During 2001, the Company may not be able to recover its increased energy costs from its New Mexico customers. See Part I, Item 1, "Business - Regulation - New Mexico Regulatory Matters - Fuel" and Item 7A, "Quantitative and Qualitative Disclosures About Market Risk - Commodity Price Risk."

      The Company made minimal sales directly to the California Independent System Operator (the "CISO") during early December 2000 and had an outstanding receivable of $0.2 million from the CISO at December 31, 2000. The Company will evaluate future sales to the California market and will make such sales in a manner which minimizes the credit risk and which takes into account the credit worthiness of the counterparty.

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

      Long-term capital requirements of the Company will consist primarily of construction of electric utility plant and payment of interest on and retirement of debt. The Company has no current plans to construct any significant amount of new generating capacity to serve retail load through at least 2004. See Part I,
Item 1, "Business - Construction Program." Utility construction expenditures will consist primarily of expanding and updating the transmission and distribution systems and the cost of capital improvements and replacements at Palo Verde and other generating facilities, including the replacement of the Palo Verde Unit 2 steam generators.

      At December 31, 2000, the Company had approximately $11.3 million in cash and cash equivalents. The Company also has a $100 million revolving credit facility, which provides up to $70 million for nuclear fuel purchases and up to $50 million (depending on the amount of borrowings outstanding for nuclear fuel purchases) for working capital needs. The revolving credit facility's term ends on February 8, 2002, when it is expected to be renewed or replaced on comparable terms. At December 31, 2000, approximately $48.2 million had been drawn for nuclear fuel purchases. No amounts are currently outstanding on this facility for working capital needs.

      The Company has a high debt to capitalization ratio and significant debt service obligations. Due to the Texas Rate Stipulation, the Texas Settlement Agreement, and competitive pressures, the Company does not expect to be able to raise its base rates in Texas in the event of increases in non-fuel costs or loss of revenues. See Part I, Item 1, "Business - Regulation - Texas Regulatory Matters." Accordingly, as described below, debt reduction continues to be a high priority for the Company in order to gain additional financial flexibility to address the evolving competitive market.

      The Company has significantly reduced its long-term debt since its emergence from bankruptcy in 1996. From June 1, 1996 through March 9, 2001, the Company repurchased approximately $353.7 million of first mortgage bonds as part of an aggressive deleveraging program and repaid the remaining $36.0 million of Series A First Mortgage Bonds at their maturity in February 1999, which has combined to reduce the Company's annual interest expense by approximately $31.2 million. The Company also redeemed its 11.40% Series A Preferred Stock in March 1999, which resulted in the avoidance of approximately $15.9 million in annual cash dividends that would have been payable until mandatory redemption in 2008. Common stock equity as a percentage of capitalization, excluding current maturities of long-term debt, has increased from 19% at June 30, 1996 to 36% at December 31, 2000. In addition, the Company's bonds are now rated investment grade by all three major credit rating agencies.

      The Company's Board of Directors previously approved two stock repurchase programs allowing the Company to purchase up to twelve million of its outstanding shares of common stock. As of March 9, 2001, the Company had repurchased 9,568,229 shares of common stock under these programs for approximately $101.4 million, including commissions. The Company expects to continue to make purchases primarily in the open market at prevailing prices and will also engage in private transactions, if appropriate. Any repurchased shares will be available for issuance under employee benefit and stock option plans, or may be retired.

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

                        Historical Results of Operations

                                                     Years Ended December 31,
                                              ----------------------------------
                                                 2000        1999        1998
                                              ----------  ----------  ----------
Net income applicable to common stock
    before extraordinary item (in thousands) $ 60,164 $ 31,612 $ 42,366 Diluted earnings per common share
    before extraordinary item ..............        1.09        0.53        0.70

      Results of operations for 1999 were affected by unusual or infrequent items including (i) the recognition of certain items arising from the Texas Settlement Agreement; (ii) a change in estimated fuel cost reserves; (iii) an adjustment reducing fuel expense based on a reduction of the Company's estimated coal mine reclamation liability; (iv) a charge to earnings of $10.1 million, net of tax, as a result of the settlement agreement with Las Cruces; (v) a one-time charge to earnings of $2.5 million, net of tax, resulting from the write-off of interest capitalized prior to 1999 on postload nuclear fuel; and (vi) the early redemption of the Company's 11.40% Series A Preferred Stock. Results of operations for 1998 reflect a charge to earnings of $3.8 million, net of tax, as a result of the New Mexico Settlement Agreement.

      Operating revenues net of energy expenses increased $20.2 million in 2000 compared to 1999 as follows (in thousands):

Years Ended December 31:                           2000        1999      Increase/(Decrease)
------------------------                         ---------   ---------   -------------------
Operating revenues net of energy expenses
    before the effects of the Texas Settlement
    Agreement, a change in estimated fuel cost
    reserves and a coal mine reclamation
    adjustment ...............................   $ 480,885   $ 449,207       $  31,678
Texas Settlement Agreement:
    Palo Verde performance reward ............          --       3,453          (3,453)
    Retroactive base rate decrease ...........          --      (2,343)          2,343
Change in estimated fuel cost reserves .......          --       3,754          (3,754)
Coal mine reclamation adjustment .............          --       6,601          (6,601)
                                                 ---------   ---------       ---------
        Total operating revenues net of
              energy expenses ................   $ 480,885   $ 460,672       $  20,213
                                                 =========   =========       =========

      Excluding the effects of the unusual or infrequent items shown above, the increase in operating revenues net of energy expenses of $31.7 million was primarily due to increased kWh sales and increased margins on economy sales. These increases were partially offset by increased energy expenses not recovered in the Company's New Mexico service area.

      Operating revenues net of energy expenses decreased $11.1 million in 1999 compared to 1998 as follows (in thousands):

Years Ended December 31:                           1999         1998     Increase/(Decrease)
------------------------                         ---------    ---------  -------------------
Operating revenues net of energy expenses
    before the effects of the Texas Settlement
    Agreement, a change in estimated fuel cost
    reserves and a coal mine reclamation
    adjustment ...............................   $ 449,207    $ 470,868      $ (21,661)
Texas Settlement Agreement:
    Palo Verde performance reward ............       3,453           --          3,453
    Retroactive base rate decrease ...........      (2,343)          --         (2,343)
Change in estimated fuel cost reserves .......       3,754          895          2,859
Coal mine reclamation adjustment .............       6,601           --          6,601
                                                 ---------    ---------      ---------
        Total operating revenues net of
              energy expenses ................   $ 460,672    $ 471,763      $ (11,091)
                                                 =========    =========      =========

      Excluding the effects of the unusual or infrequent items shown above, the decrease in operating revenues net of energy expenses of $21.7 million was primarily due to the rate reductions in Texas and New Mexico and the loss of sales to CFE. These decreases were partially offset by increased economy sales.

      Operating revenues from retail customers shown below include the effects of the retroactive base rate decrease, the recognition of the Palo Verde performance reward and the changes in estimated fuel cost reserves for the years ended December 31, 1999 and 1998, as applicable. Comparisons of kWh sales and operating revenues are shown below (in thousands):

                                                                            Increase/(Decrease)
                                                                            ------------------
Years Ended December 31:             2000               1999               Amount       Percent
------------------------          ---------         ----------             ------       -------
Electric kWh sales:
     Retail..................     6,114,742          5,866,168            248,574           4.2%
     Sales for resale........     1,282,540            905,975            376,565          41.6  (1)
     Economy sales...........     1,714,288          1,497,880            216,408          14.4  (2)
                                 ----------         ----------         ----------
        Total................     9,111,570          8,270,023            841,547          10.2
                                 ==========         ==========         ==========
Operating revenues:
     Retail..................    $  530,308         $  480,338(3)      $   49,970          10.4% (4)
     Sales for resale........        70,162             49,441             20,721          41.9  (5)
     Economy sales...........        84,918             32,523             52,395         161.1  (2)
     Other (6)...............        16,261              8,167              8,094          99.1  (7)
                                 ----------         ----------         ----------
        Total................    $  701,649         $  570,469         $  131,180          23.0
                                 ==========         ==========         ==========

                                                                           Increase/(Decrease)
                                                                           -------------------
Years Ended December 31:             1999               1998              Amount        Percent
------------------------          ---------         ----------            ------        -------
Electric kWh sales:
     Retail..................     5,866,168          5,948,221            (82,053)         (1.4)%
     Sales for resale........       905,975          1,757,880           (851,905)        (48.5) (8)
     Economy sales...........     1,497,880            888,708            609,172          68.5
                                 ----------         ----------         ----------
        Total................     8,270,023          8,594,809           (324,786)         (3.8)
                                 ==========         ==========         ==========
Operating revenues:
     Retail..................    $  480,338(3)      $  492,754         $  (12,416)         (2.5)%
     Sales for resale........        49,441             82,396            (32,955)        (40.0) (8)
     Economy sales...........        32,523             20,167             12,356          61.3  (9)
     Other (6)...............         8,167              6,506              1,661          25.5
                                 ----------         ----------         ----------
        Total .......            $  570,469         $  601,823         $  (31,354)         (5.2)
                                 ==========         ==========         ==========

----------

(1) Primarily due to (i) increased kWh sales to IID and (ii) sales to CFE as a result of a contract that was effective from June through August 2000 with no comparable sales to CFE in 1999.
(2) In order to ensure sufficient availability of purchased power during the summer of 2000, the Company entered into a firm purchased power contract in January 2000 that was effective through the end of the year. The increase in economy kWh sales is primarily due to the sale of power purchased under this contract that was not needed to serve native load and wholesale contracts during the non-summer months. The increase in economy sales revenue was primarily due to (i) increased margins, (ii) increased prices as a result of increased fuel costs and (iii) increased kWh sales.
(3) Includes the effects of Texas Settlement Agreement and change in estimated fuel cost reserves of $4.9 million.
(4) Primarily due to (i) increased energy expenses that are passed through directly to Texas jurisdictional customers and (ii) increased kWh sales.
(5) Primarily due to (i) increased energy expenses that are passed through directly to certain wholesale customers and (ii) sales to CFE as noted above.
(6)   Represents revenues with no related kWh sales.
(7)   Primarily due to energy swaps and ESBG revenues.

(8) The Company's previous one-year sales agreement for firm capacity and associated energy sales to CFE terminated on December 31, 1998.
(9)   Primarily due to increased kWh sales.

      Other operations and maintenance expense increased $9.9 million in 2000 compared to 1999 as follows (in thousands):

Years Ended December 31:                 2000         1999     Increase/(Decrease)
------------------------               --------     --------   -------------------
Maintenance at Company-owned
  generating plants.. ............     $ 12,888     $  8,780       $  4,108  (1)
ESBG activity ....................        6,670        3,006          3,664  (2)
Corporate restructuring legal fees        1,305           --          1,305
Maintenance of general plant .....        3,640        2,548          1,092  (3)
Pensions and benefits expense ....       13,850       15,596         (1,746) (4)
Other ............................      142,403      140,973          1,430
                                       --------     --------       --------
     Total other operations and
       maintenance expense........     $180,756     $170,903       $  9,853
                                       ========     ========       ========

      Other operations and maintenance expense decreased $0.7 million in 1999 compared to 1998 as follows (in thousands):

Years Ended December 31:                      1999         1998     Increase/(Decrease)
------------------------                    --------     --------   -------------------
Regulatory expense ....................     $  1,578     $  6,043       $ (4,465) (5)
Pensions and benefits expense .........       15,596       19,940         (4,344) (6)
Customer accounts expense .............        5,014        3,132          1,882
Outside services expense ..............        9,790        8,008          1,782
Non-nuclear generation expense ........        5,199        3,672          1,527
Maintenance expense ...................       36,307       34,955          1,352
Other .................................       97,419       95,879          1,540
                                            --------     --------       --------
     Total other operations and
       maintenance expense ............     $170,903     $171,629       $   (726)
                                            ========     ========       ========

----------

(1) Primarily due to (i) an insurance claim receivable recognized in 1999 for expenses of a major overhaul of gas turbines at a local plant that were recognized in prior periods and (ii) unscheduled maintenance due to a mechanical problem with a turbine shaft in 2000.
(2)   Primarily due to increased project costs related to new customers.
(3) Primarily due to increased expenses for (i) a one-time environmental assessment at Company-owned generating plants and (ii) new maintenance agreements on computer equipment.
(4) Primarily due to (i) the 1999 reversal of a receivable related to anticipated refunds on medical payments and (ii) increased medical expenses in 1999 with no comparable activity in 2000.
(5)   Primarily due to reduced professional fees.
(6) Primarily due to a cumulative year-to-date adjustment in 1999 that reduced other postretirement benefits as a result of a revised actuarial valuation.

      The New Mexico Settlement charge of $6.3 million in 1998 represents the write-off of the book value of undercollected fuel revenues in the Company's New Mexico jurisdiction.

      Depreciation and amortization expense decreased $3.9 million in 2000 compared to 1999 primarily due to a change in the estimated depreciable life of the plant investment related to the decommissioning of Palo Verde. The increase of $1.1 million in 1999 compared to 1998 was primarily due to increases in depreciable plant balances.

      Taxes other than income taxes increased $1.7 million in 2000 compared to 1999 primarily due to (i) a $3.1 million reversal in 1999 of sales tax reserves established in prior years with no comparable amount in 2000 and (ii) an increase in Texas revenue related taxes due to higher operating income in 2000. These increases were partially offset by a $1.7 million decrease in Arizona property taxes as a result of depreciation and a regulatory plant writedown pursuant to the New Mexico Settlement Agreement. The decrease of $2.8 million in 1999 compared to 1998 was primarily due to (i) a $3.1 million reversal in 1999 of sales tax reserves established in prior years and (ii) a decrease in Arizona property taxes as a result of depreciation and a decrease in the assessment ratio in 1999. These decreases were partially offset by (i) an increase in Texas franchise tax resulting from a refund in 1998 with no comparable amount in 1999 and (ii) a 1999 reclassification of payroll taxes related to the 1998 all employee cash bonus.

      Other income (deductions) increased $7.0 million in 2000 compared to 1999 primarily due to the accrual in 1999 of $16.5 million to be paid under the settlement agreement with Las Cruces. This increase was partially offset by (i) a decrease in investment income of $3.4 million resulting from the investment of lower levels of cash; (ii) a 1999 adjustment of $1.7 million to the cash value of Company-owned life insurance policies and (iii) a gain realized on the disposition of non-utility property of $2.4 million in 1999 with no comparable activity in 2000. The decrease of $20.7 million in 1999 compared to 1998 was primarily due to (i) the accrual in 1999 of $16.5 million to be paid under the settlement agreement with Las Cruces; (ii) a decrease in investment income of $6.4 million resulting from the investment of lower levels of cash and the investment of a portion of decommissioning trust funds in equity securities, the unrealized gains and losses on which are reported as other comprehensive income; and (iii) a favorable settlement of bankruptcy professional fees of $1.3 million in 1998 with no comparable amount in 1999. These decreases were partially offset by (i) an adjustment of $1.7 million to the cash value of Company-owned life insurance policies, which was not previously recognized due to the uncertainty of recoverability from the insurer; and (ii) a gain realized on the disposition of non-utility property of $2.4 million in 1999 compared to $0.7 million in 1998.

      Interest charges decreased $10.0 million in 2000 compared to 1999 primarily due to (i) a reduction in outstanding debt as a result of open market purchases of the Company's first mortgage bonds and (ii) adjustments to postload nuclear fuel to write-off a portion of accumulated interest capitalized prior to 1999. The decrease of $0.7 million in 1999 compared to 1998 was primarily due to a reduction in outstanding debt as a result of open market purchases and redemptions of the Company's first mortgage bonds. This decrease was partially offset by adjustments to postload nuclear fuel to (i) write-off a portion of accumulated interest capitalized prior to 1999 and (ii) discontinue capitalizing interest in 1999.

      Income tax expense, excluding the tax effect of extraordinary items, increased $13.3 million in 2000 compared to 1999 primarily due to changes in pretax income, and certain permanent differences including (i) an increase in nondeductible transition costs, (ii) a decrease in the adjustment to the cash value of Company-owned life insurance policies and (iii) a decrease in tax-exempt income. Income tax expense, excluding the tax effect of extraordinary items, decreased $9.1 million in 1999 compared to

1998, primarily due to changes in pretax income, including the accrual under the settlement agreement with Las Cruces, and certain permanent differences including an adjustment to the cash value of Company-owned life insurance policies and tax-exempt income.

      Extraordinary gain (loss) on extinguishments of debt, net of income tax (expense) benefit, represents the payment of premiums on debt extinguishments and the recognition of unamortized issuance expenses on that debt during 2000 and 1999 and unclaimed and undistributed funds designated for the payment of preconfirmation bankruptcy claims which reverted to the Company in 1998.

      For the last several years, inflation has been relatively low and, therefore, has had little impact on the Company's results of operations and financial condition.

      The Financial Accounting Standards Board (the "FASB") has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recognition of derivatives as either assets or liabilities in the balance sheet with the measurement of those instruments at fair value. The Company has adopted SFAS 133, as amended, as of January 1, 2001. The Company completed the review of all of its significant financial instruments and commodity contracts, including fuel supply, purchased power and power sales contracts. The Company has determined that certain of these commodity contracts meet the "normal purchases and normal sales" exclusion provided in SFAS 133 and, as such, are not required to be accounted for as a derivative, pursuant to SFAS
133. Based on that review, the Company believes that the adoption of SFAS 133 will not have a material impact on the Company's financial position or results of operations.

      In December 2000 and March 2001, the FASB's Derivatives Implementation Group (the "DIG") discussed whether certain electricity and gas forward contracts that include characteristics of written or purchased options should qualify for the "normal purchases and normal sales" scope exception. The DIG also discussed whether contracts that are subject to "bookout" (net settlement among counterparties in a series of sales and purchases of electricity) meet this exclusion. If the DIG reaches conclusions (and the FASB approves such conclusions) that are contrary to the Company's views, the Company may have to account for certain of its commodity contracts, including certain fuel supply, purchased power and power sales contracts, as derivatives pursuant to SFAS 133. Any such change may be material to the Company's financial position or results of operations and would be accounted for as a cumulative-effect-type adjustment as of the first day of the first fiscal quarter following the date that the FASB-cleared guidance is posted on the FASB's website, unless directed otherwise by the FASB.

      Additionally, there remain a number of other unresolved issues before the DIG, the ultimate resolution of which may impact the application of SFAS 133.

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

                               Interest Rate Risk

      The Company's interest rate risk relates primarily to debt financing issued to fund nuclear fuel requirements. Currently, the Company does not have a plan to issue long-term debt within the next five years. The Company's long-term debt obligations are all fixed-rate obligations with varying maturities, except for nuclear fuel financing, which is based on floating rates. The interest rate risk related to nuclear fuel financing is substantially mitigated through the operation of the Texas Commission rules and the Company's energy cost recovery clauses ("fuel clauses") in certain wholesale rates. Under these rules and fuel clauses, energy costs, including interest expense on nuclear fuel financing, are passed through to customers. However, in the Company's New Mexico service area and under certain wholesale contracts, energy costs are included in the Company's base rates and are not subject to periodic reconciliation or adjustment for past fluctuations in such costs. The Company is preparing a rate case filing with the New Mexico Commission to request a base rate increase in New Mexico to recover higher future energy costs upon the expiration of a rate freeze in April 2001. The near-term losses from reasonably possible near-term increases in interest rates related to the nuclear fuel financing portion of energy costs incurred for these customers would not be material to the Company's financial position, results of operations and cash flows.

      In 1999 the Company's interest rate risk also included the pollution control revenue bonds with an aggregate principal amount of $193.1 million. These pollution control revenue bonds were variable-rate bonds until their remarketing in the third quarter of 2000. The near-term losses in 1999 from reasonably possible near-term increases in interest rates would not have been material to the Company's financial position, results of operations and cash flows.

      The Company's decommissioning trust funds consist of equity securities and fixed income instruments and are carried at market value. The Company faces interest rate risk on the fixed income instruments, which consist primarily of municipal, federal and corporate bonds and which were valued at $27.6 million and $24.2 million as of December 31, 2000 and 1999, respectively. A hypothetical 10% increase in interest rates would result in a $2.8 million and $2.4 million reduction in fair value at December 31, 2000 and 1999, respectively.

                                Equity Price Risk

      The Company's decommissioning trust funds include marketable equity securities of approximately $32.6 million and $32.9 million at December 31, 2000 and 1999, respectively. A hypothetical 20% decrease in equity prices would result in a $6.5 million and $6.6 million reduction in fair value at December 31, 2000 and 1999, respectively.

                              Commodity Price Risk

      The Company utilizes contracts of various durations for the purchase of natural gas, uranium concentrates and coal to effectively manage its available fuel portfolio. These agreements contain fixed and variable pricing provisions and are settled by physical delivery. The fuel contracts with variable pricing provisions, as well as substantially all of the Company's purchased power requirements, are exposed to fluctuations in prices due to unpredictable factors, including weather, which impact supply and demand. Natural gas and purchased power prices have increased significantly since May 2000. Furthermore, these prices are expected to remain high on average over the next twelve months.

      The Company's exposure to fuel and purchased power price risk is substantially mitigated through the operation of the Texas Commission rules and the Company's fuel clauses, as described above. However, in the Company's New Mexico service area and under certain wholesale contracts, energy costs are included in the Company's base rates and are not subject to periodic reconciliation or adjustment for past fluctuations in such costs. The Company is preparing a rate case filing with the New Mexico Commission to request a base rate increase in New Mexico to recover higher future energy costs upon the expiration of a rate freeze in April 2001. The Company's average energy costs incurred for these customers currently exceed the energy costs that were incorporated into the applicable rates. Therefore, the Company is exposed to commodity price risk on energy costs (primarily comprised of natural gas and purchased power) that are related to these sales of electricity. See Part I,
Item 1, "Business - Regulation - New Mexico Regulatory Matters - Fuel." If the Company's average energy costs remain at levels experienced during the last half of 2000 and sales volume does not change, the Company would incur increased energy expenses which may not be recovered from New Mexico and certain wholesale customers over the next twelve months of approximately $3.2 million, net of tax, as compared to actual energy expenses incurred in 2000. Additionally, a hypothetical 10% increase in the market-based natural gas and purchased power costs incurred during the last half of 2000 would result in an additional annualized after-tax increase in natural gas and purchased power costs of approximately $1.2 million and $1.0 million, respectively, that may not be recoverable. Prior to the significant 2000 price increases in natural gas and purchased power, the Company's commodity price risk exposure for New Mexico fuel costs for near-term losses from reasonably possible near-term increases in market prices would not have been material to the Company's financial position, results of operations and cash flows.

      In the normal course of business, the Company utilizes contracts of various durations for the forward sales and purchases of electricity to effectively manage its available generating capacity and supply needs. Such contracts include forward contracts for the sale of generating capacity and energy during periods when the Company's available power resources are expected to exceed the requirements of its native load and sales for resale. They may also include forward contracts for the purchase of wholesale capacity and energy during periods when the market price of electricity is below the Company's expected incremental power production costs or to supplement the Company's generating capacity when demand is anticipated to exceed such capacity. As of December 31, 2000, the Company had entered into forward sales and purchase contracts for energy with aggregate contract values of approximately $11.7 million and $7.1 million, respectively. A hypothetical 10% increase in the market price of wholesale electricity would result in a $1.2 million decrease in the fair value of the forward sales contracts. A hypothetical 10% decrease in the market price of wholesale electricity would result in a $0.7 million decrease in the fair value of the forward purchase contracts. At December 31, 1999, there were no material open positions in these activities.

Item 8.       Financial Statements and Supplementary Data

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Independent Auditors' Report ..............................................   33

Balance Sheets at December 31, 2000 and 1999 ..............................   34

Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998 ........................................   36

Statements of Comprehensive Operations for the years
  ended December 31, 2000, 1999 and 1998 ..................................   37

Statements of Changes in Common Stock Equity for the years
  ended December 31, 2000, 1999 and 1998 ..................................   38

Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998 ........................................   39

Notes to Financial Statements .............................................   40

                          INDEPENDENT AUDITORS' REPORT

The Shareholders and Board of Directors
El Paso Electric Company

We have audited the accompanying balance sheets of El Paso Electric Company as of December 31, 2000 and 1999, and the related statements of operations, comprehensive operations, changes in common stock equity and cash flows for the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of El Paso Electric Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000, 1999 and 1998, in conformity with accounting principles generally accepted in the United States of America.


                                                             KPMG LLP

El Paso, Texas
March 8, 2001

                            EL PASO ELECTRIC COMPANY
                                 BALANCE SHEETS

                              ASSETS                                      December 31,
                          (In thousands)                               2000         1999
                                                                    ----------   ----------
 Utility plant:
     Electric plant in service ..................................   $1,659,539   $1,626,224
     Less accumulated depreciation and amortization .............      391,675      329,165
                                                                    ----------   ----------
         Net plant in service ...................................    1,267,864    1,297,059
     Construction work in progress ..............................       72,580       61,842
     Nuclear fuel; includes fuel in process of $10,430 and
         $8,994, respectively ...................................       75,880       78,891
     Less accumulated amortization ..............................       36,289       39,355
                                                                    ----------   ----------
         Net nuclear fuel .......................................       39,591       39,536
                                                                    ----------   ----------
              Net utility plant .................................    1,380,035    1,398,437
                                                                    ----------   ----------

Current assets:
     Cash and temporary investments .............................       11,344       37,234
     Accounts receivable, principally trade, net of allowance for
         doubtful accounts of $3,293 and $2,429, respectively ...       86,647       62,036
     Inventories, at cost .......................................       24,845       25,963
     Net undercollection of fuel revenues .......................       15,733           --
     Prepayments and other ......................................        9,165        8,832
                                                                    ----------   ----------
              Total current assets ..............................      147,734      134,065
                                                                    ----------   ----------

Long-term contract receivable ...................................       10,709       17,237
                                                                    ----------   ----------

Deferred charges and other assets:
     Decommissioning trust fund .................................       60,176       57,117
     Other ......................................................       17,890       19,035
                                                                    ----------   ----------
              Total deferred charges and other assets ...........       78,066       76,152
                                                                    ----------   ----------

              Total assets ......................................   $1,616,544   $1,625,891
                                                                    ==========   ==========

See accompanying notes to financial statements.

                            EL PASO ELECTRIC COMPANY
                           BALANCE SHEETS (Continued)

                                                                                      December 31,
                          CAPITALIZATION AND LIABILITIES                       --------------------------
                      (In thousands except for share data)                        2000           1999
                                                                               -----------    -----------
Capitalization:
     Common stock, stated value $1 per share, 100,000,000 shares authorized,
        60,429,107 and 60,200,921 shares issued, and
        276,066 and 258,788 restricted shares, respectively ................   $    60,705    $    60,460
     Capital in excess of stated value .....................................       244,528        242,702
     Unearned compensation - restricted stock awards .......................        (1,309)        (1,149)
     Retained earnings .....................................................       202,116        143,724
     Accumulated other comprehensive income (net unrealized
        gains on marketable securities), net of tax ........................         2,902          4,179
                                                                               -----------    -----------
                                                                                   508,942        449,916
     Treasury stock, 9,230,786 and 3,199,927, shares respectively;
     at cost ...............................................................       (96,908)       (28,658)
                                                                               -----------    -----------
        Common stock equity ................................................       412,034        421,258
     Long-term debt ........................................................       715,058        788,576
     Financing and capital lease obligations ...............................        25,165         23,031
                                                                               -----------    -----------
               Total capitalization ........................................     1,152,257      1,232,865
                                                                               -----------    -----------

Current liabilities:
     Current maturities of long-term debt and financing and
        capital lease obligations ..........................................        57,663         27,042
     Accounts payable, principally trade ...................................        39,799         22,241
     Litigation settlement payable .........................................            --         16,500
     Taxes accrued other than federal income taxes .........................        17,054         17,617
     Interest accrued ......................................................        16,528         17,022
     Net overcollection of fuel revenues ...................................            --          2,640
     Other .................................................................        15,930         12,946
                                                                               -----------    -----------
               Total current liabilities ...................................       146,974        116,008
                                                                               -----------    -----------

Deferred credits and other liabilities:
     Decommissioning liability .............................................       128,129        120,875
     Accrued postretirement benefit liability ..............................        81,784         81,176
     Accumulated deferred income taxes, net ................................        47,279         12,503
     Accrued pension liability .............................................        31,134         32,476
     Other .................................................................        28,987         29,988
                                                                               -----------    -----------
               Total deferred credits and other liabilities ................       317,313        277,018
                                                                               -----------    -----------

Commitments and contingencies

               Total capitalization and liabilities ........................   $ 1,616,544    $ 1,625,891
                                                                               ===========    ===========

See accompanying notes to financial statements.

                            EL PASO ELECTRIC COMPANY
                            STATEMENTS OF OPERATIONS
                      (In thousands except for share data)

                                                                           Years Ended December 31,
                                                               ------------------------------------------------
                                                                   2000              1999              1998
                                                               ------------      ------------      ------------
Operating revenues .......................................     $    701,649      $    570,469      $    601,823
                                                               ------------      ------------      ------------
Energy expenses:
     Fuel ................................................          159,547           104,398           109,450
     Coal mine reclamation adjustment ....................               --            (6,601)               --
     Purchased and interchanged power ....................           61,217            12,000            20,610
                                                               ------------      ------------      ------------
                                                                    220,764           109,797           130,060
                                                               ------------      ------------      ------------
Operating revenues net of energy expenses ................          480,885           460,672           471,763
                                                               ------------      ------------      ------------
Other operating expenses:
     Other operations ....................................          138,956           134,596           136,674
     Maintenance .........................................           41,800            36,307            34,955
     New Mexico Settlement charge ........................               --                --             6,272
     Depreciation and amortization .......................           87,001            90,934            89,813
     Taxes other than income taxes .......................           43,154            41,499            44,332
                                                               ------------      ------------      ------------
                                                                    310,911           303,336           312,046
                                                               ------------      ------------      ------------
Operating income .........................................          169,974           157,336           159,717
                                                               ------------      ------------      ------------
Other income (deductions):
     Investment income ...................................            3,482             6,928            13,334
     Litigation settlements ..............................           (1,000)          (16,500)               --
     Settlement of bankruptcy professional fees ..........               --                --             1,261
     Other, net ..........................................           (2,271)            2,766              (736)
                                                               ------------      ------------      ------------
                                                                        211            (6,806)           13,859
                                                               ------------      ------------      ------------
Income before interest charges ...........................          170,185           150,530           173,576
                                                               ------------      ------------      ------------
Interest charges (credits):
     Interest on long-term debt ..........................           67,249            76,634            80,967
     Other interest ......................................            7,632             7,697             7,198
     Interest capitalized and deferred ...................           (3,756)           (3,242)           (6,400)
                                                               ------------      ------------      ------------
                                                                     71,125            81,089            81,765
                                                               ------------      ------------      ------------
Income before income taxes and extraordinary item ........           99,060            69,441            91,811
Income tax expense .......................................           38,896            25,632            34,738
                                                               ------------      ------------      ------------
Income before extraordinary item .........................           60,164            43,809            57,073
Extraordinary gain (loss) on extinguishments of debt,
     net of income tax (expense) benefit .................           (1,772)           (3,336)            3,343
                                                               ------------      ------------      ------------

Net income ...............................................           58,392            40,473            60,416
Preferred stock:
     Dividend requirements ...............................               --             2,616            14,707
     Redemption costs ....................................               --             9,581                --
                                                               ------------      ------------      ------------
Net income applicable to common stock ....................     $     58,392      $     28,276      $     45,709
                                                               ============      ============      ============

Basic earnings per common share:
     Income before extraordinary item ....................     $       1.11      $       0.53      $       0.70
     Extraordinary gain (loss) on extinguishments of debt,
         net of income tax (expense) benefit .............            (0.03)            (0.05)             0.06
                                                               ------------      ------------      ------------
         Net income ......................................     $       1.08      $       0.48      $       0.76
                                                               ============      ============      ============
Diluted earnings per common share:
     Income before extraordinary item ....................     $       1.09      $       0.53      $       0.70
     Extraordinary gain (loss) on extinguishments of debt,
         net of income tax (expense) benefit .............            (0.03)            (0.06)             0.05
                                                               ------------      ------------      ------------
         Net income ......................................     $       1.06      $       0.47      $       0.75
                                                               ============      ============      ============

Weighted average number of common shares
     outstanding .........................................       54,183,915        59,349,468        60,168,234
                                                               ============      ============      ============
Weighted average number of common shares and
     dilutive potential common shares outstanding ........       55,001,625        59,731,649        60,633,298
                                                               ============      ============      ============

See accompanying notes to financial statements.

                            EL PASO ELECTRIC COMPANY
                     STATEMENTS OF COMPREHENSIVE OPERATIONS
                                 (In thousands)

                                                                           Years Ended December 31,
                                                                     -----------------------------------
                                                                       2000          1999         1998
                                                                     --------      --------     --------
Net income .....................................................     $ 58,392      $ 40,473     $ 60,416
Other comprehensive income (loss):
     Net unrealized gains (losses) on marketable securities, net of income tax benefit (expense) of $688, $(1,658) and
         $(690), respectively ..................................       (1,277)        3,078        1,285
                                                                     --------      --------     --------
Comprehensive income ...........................................       57,115        43,551       61,701
Preferred stock:
     Dividend requirements .....................................           --         2,616       14,707
     Redemption costs ..........................................           --         9,581           --
                                                                     --------      --------     --------
Comprehensive income applicable to common stock ................     $ 57,115      $ 31,354     $ 46,994
                                                                     ========      ========     ========

See accompanying notes to financial statements.

                            EL PASO ELECTRIC COMPANY
                  STATEMENTS OF CHANGES IN COMMON STOCK EQUITY
                      (In thousands except for share data)

                                                                           Unearned
                                                              Capital    Compensation              Accumulated              Total
                                            Common Stock     in Excess   - Restricted                 Other                 Common
                                      ---------------------  of Stated       Stock      Retained  Comprehensive  Treasury    Stock
                                         Shares     Amount     Value        Awards      Earnings  Income (Loss)   Stock     Equity
                                      ----------  ---------  ---------   ------------   --------  -------------  --------  ---------
Balances at December 31, 1997 ....... 60,256,438   $60,256    $241,222    $  (1,138)    $ 69,484   $       (184) $     --  $369,640
    Grants of restricted common
      stock .........................     26,675        27         169         (196)                                             --
    Amortization of unearned
      compensation ..................                                           709                                             709
    Stock awards withheld for taxes..    (10,843)      (11)        (54)                                                         (65)
    Forfeitures of restricted common
      stock .........................     (1,908)       (2)        (12)          14                                              --
    Preferred stock dividends .......                                                    (14,707)                           (14,707)
    Net income ......................                                                     60,416                             60,416
    Other comprehensive income ......                                                                     1,285               1,285
                                      ----------   -------   ---------     --------     --------   ------------  ---------  -------
Balances at December 31, 1998 ....... 60,270,362    60,270     241,325         (611)     115,193          1,101         --  417,278
    Grants of restricted common
      stock .........................    210,744       211       1,505       (1,716)                                             --
    Amortization of unearned
      compensation ..................                                         1,167                                           1,167
    Stock awards withheld for taxes..    (19,965)      (20)       (118)                                                        (138)
    Forfeitures of restricted common
      stock .........................     (1,432)       (1)        (10)          11                                              --
    Preferred stock dividends .......                                                     (2,616)                            (2,616)
    Preferred stock redemption ......                                                     (9,581)                            (9,581)
    Capital stock adjustment ........                                                        255                                255
    Net income ......................                                                     40,473                             40,473
    Other comprehensive income ......                                                                     3,078               3,078
    Treasury stock, 3,199,927 shares;
      at cost .......................                                                                              (28,658) (28,658)
                                      ----------   -------   ---------     --------     --------   ------------  ---------  -------
Balances at December 31, 1999 ....... 60,459,709    60,460     242,702       (1,149)     143,724          4,179    (28,658) 421,258
    Grants of restricted common
      stock .........................    177,269       177       1,584       (1,761)                                             --
    Stock issued upon exercise of
      options .......................     93,955        94         406                                                          500
    Amortization of unearned
      compensation ..................                                         1,601                                           1,601
    Stock awards withheld for taxes..    (25,760)      (26)       (164)                                                        (190)
    Net income ......................                                                     58,392                             58,392
    Other comprehensive loss ........                                                                    (1,277)             (1,277)
    Treasury stock, 6,030,859 shares;
      at cost .......................                                                                             (68,250)  (68,250)
                                      ----------   -------   ---------    ---------     --------   ------------  --------  --------
Balances at December 31, 2000 ....... 60,705,173   $60,705   $ 244,528    $  (1,309)    $202,116     $    2,902  $(96,908) $412,034
                                      ==========   =======   =========    ==========    ========   ============  ========  ========

See accompanying notes to financial statements.

                            EL PASO ELECTRIC COMPANY
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                 Years Ended December 31,
                                                                         ---------------------------------------
                                                                           2000            1999           1998
                                                                         ---------      ---------      ---------
Cash Flows From Operating Activities:
     Net income ....................................................     $  58,392      $  40,473      $  60,416
     Adjustments to reconcile net income to net cash provided
       by operating activities:
        Depreciation and amortization of electric plant in service .        87,001         90,934         89,813
        Amortization of nuclear fuel ...............................        17,125         17,658         21,804
        Deferred income taxes, net .................................        36,590         23,490         29,854
        Coal mine reclamation adjustment ...........................            --         (6,601)            --
        New Mexico Settlement charge ...............................            --             --          6,272
        Extraordinary (gain) loss on extinguishments of debt,
            net of income tax expense (benefit) ....................         1,772          3,336         (3,343)
        Amortization and accretion of interest costs ...............         9,390          9,158          8,796
        Other ......................................................         3,246          6,976          2,476
     Change in:
        Accounts receivable ........................................       (24,611)         2,699         (5,775)
        Inventories ................................................         1,118          1,574           (407)
        Prepayments and other ......................................          (333)         8,064         (4,479)
        Long-term contract receivable ..............................         6,528          5,902          4,520
        Accounts payable ...........................................        17,558         (8,894)         6,178
        Litigation settlement payable ..............................       (16,500)        16,500             --
        Taxes accrued other than federal income taxes ..............          (563)        (2,699)         1,024
        Interest accrued ...........................................          (494)        (3,390)          (760)
        Net under/overcollection of fuel revenues ..................       (18,373)             8         10,230
        Other current liabilities ..................................         2,984         (3,833)         1,882
        Deferred charges and credits ...............................        (1,975)        (7,156)         4,734
                                                                         ---------      ---------      ---------
            Net cash provided by operating activities ..............       178,855        194,199        233,235
                                                                         ---------      ---------      ---------
Cash Flows From Investing Activities:
     Cash additions to utility property, plant and equipment .......       (66,960)       (53,705)       (49,787)
     Cash additions to nuclear fuel ................................       (16,502)       (16,593)       (15,409)
     Interest capitalized:
        Utility property, plant and equipment ......................        (3,078)        (2,618)        (2,380)
        Nuclear fuel ...............................................          (678)          (624)        (4,020)
     Investment in decommissioning trust fund ......................        (5,026)        (5,656)        (6,312)
     Other investing activities ....................................          (182)          (935)        (2,623)
                                                                         ---------      ---------      ---------
            Net cash used for investing activities .................       (92,426)       (80,131)       (80,531)
                                                                         ---------      ---------      ---------
Cash Flows From Financing Activities:
     Treasury stock ................................................       (67,750)       (28,658)            --
     Repurchases of and payments on long-term debt .................       (40,558)      (124,272)       (30,542)
     Nuclear fuel financing obligations:
        Proceeds ...................................................        19,943         19,907         19,438
        Payments ...................................................       (20,077)       (20,930)       (22,121)
     Redemption of preferred stock .................................            --       (148,937)            --
     Preferred stock dividend payment ..............................            --         (1,328)            --
     Payments on capital lease obligations .........................        (1,688)        (1,540)        (1,400)
     Other financing activities ....................................        (2,189)          (226)          (156)
                                                                         ---------      ---------      ---------
            Net cash used for financing activities .................      (112,319)      (305,984)       (34,781)
                                                                         ---------      ---------      ---------
Net (decrease) increase in cash and temporary investments ..........       (25,890)      (191,916)       117,923
Cash and temporary investments at beginning of period ..............        37,234        229,150        111,227
                                                                         ---------      ---------      ---------
Cash and temporary investments at end of period ....................     $  11,344      $  37,234      $ 229,150
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

      Utility Plant. Depreciation is provided on a straight-line basis over the estimated remaining lives of the assets (ranging from 5 to 31 years), except for approximately $324 million of reorganization value allocated primarily to net transmission, distribution and general plant in service. This amount is being depreciated over the ten-year period of a rate settlement (the "Texas Rate Stipulation"). Based on a provision in the Texas Restructuring Law allowing recovery of nuclear decommissioning costs over the service lives of nuclear plants, as of January 1, 2000, the Company changed the estimated useful life of the plant investment of approximately $59 million for the Texas jurisdiction related to the decommissioning of Palo Verde. Previously, this decommissioning portion of Palo Verde plant costs had been depreciated over 10 years. The change in the estimated useful life resulted in a decrease in depreciation expense and an increase in net income of $3.0 million, net of tax, or $0.06 diluted earnings per common share in 2000. Amortization of intangible plant (software) is provided on a straight-line basis over the estimated useful life of the asset (ranging from 3 to 10 years).

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

                            EL PASO ELECTRIC COMPANY

                          NOTES TO FINANCIAL STATEMENTS

Accretion of the decommissioning liability is charged to other interest charges in the statements of operations.

      The cost of nuclear fuel is amortized to fuel expense on a units-of-production basis. A provision for spent fuel disposal costs is charged to expense based on requirements of the Department of Energy (the "DOE") for disposal cost of approximately one-tenth of one cent on each kWh generated. The Company is also expensing its share of costs, as incurred, associated with on-site spent fuel storage at Palo Verde. See Note C.

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

      Investments. The Company's marketable securities, included in decommissioning trust funds in the balance sheets, are reported at fair market value and consist primarily of equity securities and municipal, federal and corporate bonds in trust funds established for decommissioning of its interest in Palo Verde. Such marketable securities are classified as "available-for-sale" securities and, as such, unrealized gains and losses are included in accumulated other comprehensive income as a separate component of common stock equity.

      Inventories. Inventories, primarily parts, materials, supplies and fuel oil are stated at average cost not to exceed recoverable cost.

      Operating Revenues Net of Energy Expenses. The Company accrues revenues for services rendered, including unbilled electric service revenues. Energy expenses are stated at actual cost incurred. The Company's Texas retail customers are presently being billed under a fixed fuel factor approved by the Texas Commission. The Company's recovery of energy expenses in Texas is subject to periodic reconciliations of actual energy expenses incurred to actual fuel revenues collected. Rate tariffs currently applicable to certain FERC jurisdictional customers contain energy cost adjustment provisions designed to recover the Company's actual energy expenses. The difference between energy expenses incurred and fuel revenues charged to the Company's Texas and applicable FERC jurisdictional customers, as determined under Texas Commission rules and FERC rate tariffs, is reflected as net over/undercollection of fuel revenues in the balance sheets.

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

                            EL PASO ELECTRIC COMPANY

                          NOTES TO FINANCIAL STATEMENTS

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

      Reclassifications. Certain amounts in the financial statements for 1999 and 1998 have been reclassified to conform with the 2000 presentation.

      Supplemental Statements of Cash Flows Disclosures (in thousands)

                                                            Years Ended December 31,
                                                       -------------------------------
                                                         2000        1999        1998
                                                       -------     -------     -------
      Cash paid for:
          Interest on long-term debt (1) .........     $64,141     $72,600     $74,537
          Income taxes ...........................       1,200       1,882       2,900
          Other interest .........................         237         702         436
          Reorganization items - professional
               fees and other ....................          --          --       4,310

      Non-cash investing and financing activities:
          Grants of restricted shares of
               common stock ......................       1,761       1,716         196
          Acquisition of treasury stock for
               options exercised .................         500          --          --
          Issuance of preferred stock for
               pay-in-kind dividends .............          --       3,867      14,425

----------
      (1) Includes interest on bonds, letter of credit fees related to bonds, and interest on nuclear fuel financing not capitalized.

                            EL PASO ELECTRIC COMPANY

                          NOTES TO FINANCIAL STATEMENTS

B.    Regulation

General

      In 1999, both Texas and New Mexico enacted electric utility industry restructuring laws requiring competition in certain functions of the industry and ultimately in the Company's service area. Competition in New Mexico was scheduled to begin on January 1, 2002 under the New Mexico Restructuring Law. On March 8, 2001, the New Mexico Restructuring Law was amended to delay the start of competition for five years until January 1, 2007. The amended New Mexico Restructuring Law permits utilities to form holding companies and participate in unregulated power production, provided the utility does not separate its transmission and distribution activities from its existing generation activities. Under the Texas Restructuring Law, the Company's Texas service area is exempt from competition until the expiration of the Freeze Period in August 2005.

      The Company continues to work to become more competitive in response to these restructuring laws as well as other regulatory, economic and technological changes occurring throughout the industry. Deregulation of the production of electricity and related services and increasing customer demand for lower priced electricity and other energy services have accelerated the industry's movement toward more competitive pricing and cost structures. These competitive pressures could result in the loss of customers and diminish the ability of the Company to fully recover its investment in generation assets. Once deregulation is initiated in other portions of Texas in January 2002, the Company may face increasing pressure on its retail rates and its rate freeze under the Texas Rate Stipulation. The Company's results of operations and cash flows may be adversely affected if it cannot maintain its current retail rates.

      During 2000, the cost of natural gas and purchased power substantially increased and these increased energy costs may continue in 2001. Under the Company's New Mexico Settlement Agreement, which was in effect during 2000 and will remain in effect through April 2001, the Company bears the risk and benefit of any increases or decreases in energy costs related to its New Mexico retail customers. Upon the expiration of the New Mexico Settlement Agreement, the Company will seek to increase its New Mexico rates to include the higher energy costs that the Company expects to incur. The Company cannot predict whether or to what extent the New Mexico Commission will allow the Company to increase rates to recover the increased energy costs. See "New Mexico Regulatory Matters
- Fuel" below.

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

      Deregulation. The Texas Restructuring Law requires an electric utility to separate its power generation activities from its transmission and distribution activities by January 1, 2002. The Texas Restructuring Law specifically recognizes and preserves the substantial benefits the Company bargained

                            EL PASO ELECTRIC COMPANY

                          NOTES TO FINANCIAL STATEMENTS

for in its Texas Rate Stipulation and Texas Settlement Agreement, exempting the Company's Texas service area from retail competition, and preserving rates at their current levels until the end of the Freeze Period. At the end of the Freeze Period, the Company will be subject to retail competition and will have no further claim for recovery of stranded costs. The Company believes that its continued ability to provide bundled electric service at current rates in its Texas service area will allow the Company to collect its Texas jurisdictional stranded costs.

      Although the Company is not subject to the Texas restructuring requirements until the expiration of the Freeze Period, the Company sought Texas Commission approval of the Company's corporate restructuring in anticipation of complying with the restructuring requirements of the New Mexico Restructuring Law. In December 2000, the Texas Commission approved the Company's corporate restructuring plan. However, the amended New Mexico Restructuring Law now prohibits the separation of the Company's generation activities from its transmission and distribution activities until January 1, 2007, directly conflicting with the Texas Restructuring Law requiring separation of these activities in 2005. Accordingly, in either 2004 or 2005, the Company will seek New Mexico Commission approval to separate the Company's generation activities from its transmission and distribution activities to allow the Company to comply with the Texas Restructuring Law requirements.

      Texas Rate Stipulation and Texas Settlement Agreement. The Texas Rate Stipulation and Texas Settlement Agreement govern the Company's rates for its Texas customers, but do not deprive the Texas regulatory authorities of their jurisdiction over the Company during the Freeze Period. However, the Texas Commission determined that the rate freeze is in the public interest and results in just and reasonable rates. Further, the signatories to the Texas Rate Stipulation (other than the Texas Office of Public Utility Counsel and the State of Texas) agreed to not seek to initiate an inquiry into the reasonableness of the Company's rates during the Freeze Period and to support the Company's entitlement to rates at the freeze level throughout the Freeze Period. The Company believes, but cannot assure, that its cost of service will support rates at or above the freeze level throughout the Freeze Period and, therefore, does not believe any attempt to reduce the Company's rates would be successful. However, during the Freeze Period, the Company is precluded from seeking base rate increases in Texas, even in the event of increased operating or capital costs. In the event of a merger, the parties to the Texas Rate Stipulation retain all rights provided in the Texas Rate Stipulation, the right to participate as a party in any proceeding related to the merger, and the right to pursue a reduction in rates below the freeze level to the extent of post-merger synergy savings.

      Fuel. Although the Company's base rates are frozen in Texas, pursuant to Texas Commission rules and the Texas Rate Stipulation, the Company can request adjustments to its fuel factor to more accurately reflect projected increases or decreases in energy costs associated with the provision of electricity as well as seek recovery of past undercollections of fuel revenues. Beginning in the second quarter of 2000, the Company's average energy costs exceeded its fuel factor due to substantial increases in the price of natural gas and purchased power. Accordingly, the Company had a significant underrecovery of its actual energy expenses. On August 1, 2000, the Company filed a petition with the Texas Commission to increase its fixed fuel factor from $0.01435 per kWh to $0.02186 per kWh. The Company was granted interim approval to implement the increased fuel factor with the first billing cycle in September 2000. The Texas Commission granted final approval of the increased fuel factor on November 1, 2000. The new fuel factor increased fuel revenue collections by $12.2 million in 2000.

                            EL PASO ELECTRIC COMPANY

                          NOTES TO FINANCIAL STATEMENTS

      On January 8, 2001, the Company filed a second petition with the Texas Commission for an additional fuel factor increase and a 12-month fuel surcharge beginning April 2001. The Company's requested fuel factor would increase from $0.02186 per kWh to $0.02915 per kWh. The requested surcharge seeks to recover $22.4 million in underrecovered energy expenses the Company incurred in 2000, including interest. The Company proposes to spread this surcharge recovery over 12 months to mitigate the impact on customers' monthly bills. The Texas Commission traditionally renders a decision within 90 days of the Company's filing, but the Company requested interim approval of its proposed fuel factor if a final order is not issued in early April 2001.

      Any fuel surcharge granted to the Company, as well as the Company's other energy expenses, will be subject to final review by the Texas Commission in the Company's next fuel reconciliation proceeding, which is expected to be filed by the middle of 2002. The Texas Commission staff, local regulatory authorities such as the City of El Paso, and customers are entitled to intervene in a fuel reconciliation proceeding and to challenge the prudence of fuel and purchased power expenses.

      Palo Verde Performance Standards. The Texas Commission established performance standards for the operation of Palo Verde, pursuant to which each Palo Verde unit is evaluated annually to determine whether its three-year rolling average capacity factor entitles the Company to a reward or subjects it to a penalty. The capacity factor is calculated as the ratio of actual generation to maximum possible generation. If the capacity factor, as measured on a station-wide basis for any consecutive 24-month period, should fall below 35%, the Texas Commission can reconsider the rate treatment of Palo Verde, regardless of the provisions of the Texas Rate Stipulation and the Texas Settlement Agreement. The removal of Palo Verde from rate base could have a significant negative impact on the Company's revenues and financial condition. The Company has calculated approximately $19.7 million of performance rewards for the three-year periods ended December 31, 2000, 1999 and 1998. These rewards are included, along with energy costs incurred, as part of the Texas Commission's review during the periodic fuel reconciliation proceedings discussed above. Performance rewards are not recorded on the Company's books until the Texas Commission has ordered a final determination in a fuel reconciliation proceeding. Performance penalties are recorded when assessed as probable by the Company.

New Mexico Regulatory Matters

      The New Mexico Commission has jurisdiction over the Company's rates and services in New Mexico and over certain other activities of the Company, including prior approval of the issuance, assumption or guarantee of securities. The New Mexico Commission's decisions are subject to judicial review. The largest city in the Company's New Mexico service territory is Las Cruces.

      Deregulation. In March 2001, the New Mexico Legislature amended the New Mexico Restructuring Law to postpone deregulation in New Mexico until January 1, 2007. The amended New Mexico Restructuring Law permits utilities to form holding companies and through the holding company participate in unregulated power production, provided the utility does not separate its transmission and distribution activities from its existing generation activities. The Company is currently evaluating possible benefits, if any, of forming a holding company without separating its power generation activities from its transmission and distribution activities.

                            EL PASO ELECTRIC COMPANY

                          NOTES TO FINANCIAL STATEMENTS

      The amended New Mexico Restructuring Law prohibiting the separation of the Company's generation activities from its transmission and distribution activities until January 1, 2007, directly conflicts with the Texas Restructuring Law requiring separation of these activities in 2005. Accordingly, in either 2004 or 2005, the Company will seek New Mexico Commission approval to separate the Company's generation activities from its transmission and distribution activities to allow the Company to comply with the Texas Restructuring Law requirements.

      Due to the uncertainty of the timing of deregulation in New Mexico, on October 12, 2000, the Company filed with the New Mexico Commission an application to form a wholly-owned energy services subsidiary. In December 2000, the New Mexico Commission approved the Company's application and authorized the Company to invest up to $20 million in the subsidiary. Following this approval, the Company created MiraSol Energy Services, Inc., which began operation in March 2001.

      The New Mexico Restructuring Law allows the Company to recover reasonable, prudent and unmitigated costs that the Company would not have incurred but for its compliance with the New Mexico Restructuring Law. These transition costs do not include stranded costs, costs the Company can collect under federally approved rates or rates approved by the New Mexico Commission, or any costs the Company would have incurred regardless of the New Mexico Restructuring Law. The March 2001 amendment to the New Mexico Restructuring Law did not address the recovery of transition costs spent to date. The Company cannot predict whether and to what extent the New Mexico Commission will allow the Company to recover these transition costs during the five year delay. Such costs, to the extent they are not capitalizable as fixed assets, are expensed as incurred.

      Fuel. The New Mexico Settlement Agreement entered into in October 1998 incorporated the then existing fuel factor into frozen base rates. Accordingly, the Company must absorb any increases or decreases in energy expenses related to its New Mexico retail customers until new rates are approved following the expiration of this rate freeze in April 2001. The Company is preparing a rate case filing with the New Mexico Commission requesting an increase in the Company's rates beginning May 2001 reflecting current increases in natural gas and purchased power prices. The Company may also request recovery of increases in capital costs related to its New Mexico retail customers as part of this rate case filing. The Company cannot predict what rate increase, if any, the New Mexico Commission may approve or when the New Mexico Commission will ultimately rule on the Company's rate case.

Federal Regulatory Matters

      Federal Energy Regulatory Commission. The Company is subject to regulation by the FERC in certain matters, including rates for wholesale power sales, transmission of electric power and the issuance of securities.

      In anticipation of complying with the New Mexico Restructuring Law, the Company filed its Application for Authorization to Transfer Certain Assets and Approval for Certain Securities Transactions with the FERC seeking the necessary FERC approvals for its corporate restructuring. On October 4, 2000, the FERC issued its Order Authorizing Disposition of Jurisdictional Facilities allowing the transfer of assets necessary to implement the Company's corporate restructuring. On October 13, 2000, the FERC issued its order authorizing the securities transactions related to the Company's corporate restructuring.

                            EL PASO ELECTRIC COMPANY

                          NOTES TO FINANCIAL STATEMENTS

      Fuel. Under FERC regulations, the Company's fuel factor is adjusted monthly for almost all FERC jurisdictional customers. Accordingly, any increases or decreases in energy expenses immediately flow through to such customers.

      RTOs. On December 15, 1999, the FERC approved its final rule ("Order 2000") on Regional Transmission Organizations ("RTOs"). Order 2000 strongly encourages, but does not require, public utilities to form and join RTOs. Order 2000 also proposes RTO startup by December 15, 2001. The Company is an active participant in the development of the Desert Southwest Transmission and Reliability Operator ("Desert Star"). The Company believes Desert Star will qualify as an RTO under Order 2000. The Company intends, subject to the resolution of outstanding issues, to participate in Desert Star. As a participating transmission owner, the Company will transfer operations of its transmission system to Desert Star. The Desert Star proposal was submitted to the FERC on October 15, 2000. On March 1, 2001, the Desert Star proposal was updated to inform the FERC that the start of Desert Star operations will be delayed. Desert Star is currently scheduled to become operational by January 1, 2003. If Desert Star should fail to become operational, the Company would seek to participate in another RTO similar to Desert Star.

      Department of Energy. The DOE regulates the Company's exports of power to the Comision Federal de Electricidad de Mexico ("CFE") in Mexico pursuant to a license granted by the DOE and a presidential permit. The DOE has determined that all such exports over international transmission lines shall be made in accordance with Order No. 888. The DOE is authorized to assess operators of nuclear generating facilities for a share of the costs of decommissioning the DOE's uranium enrichment facilities and for the ultimate costs of disposal of spent nuclear fuel. See Note C for discussion of spent fuel storage and disposal costs.

      Nuclear Regulatory Commission. The Nuclear Regulatory Commission ("NRC") has jurisdiction over the Company's licenses for Palo Verde and regulates the operation of nuclear generating stations to protect the health and safety of the public from radiation hazards. The NRC also has the authority to conduct environmental reviews pursuant to the National Environmental Policy Act.

      In anticipation of complying with the New Mexico Restructuring Law, the Company filed its Application for NRC consent to the indirect transfer of control of the Company's minority non-operating ownership interest in Palo Verde as part of the Company's corporate restructuring. In December 2000, the NRC granted all requested approvals.

Sales for Resale

      During 2000, the Company provided the Imperial Irrigation District ("IID") with 100 MW of firm capacity and associated energy and 50 MW of system contingent capacity and associated energy pursuant to a 17-year agreement which expires April 30, 2002. In 2001, the Company will provide IID with similar amounts of capacity and associated energy. The Company also provided Texas-New Mexico Power ("TNP") with up to 25 MW of firm capacity and associated energy pursuant to an agreement that expires December 31, 2002. The contract allows TNP to specify a maximum annual amount with one year's notice. For 2001, the Company is contracted to provide TNP up to 25 MW of firm capacity and associated energy. The Company has also contracted to sell 40 MW to CFE during the month of May 2001 and 100 MW during the months of June through September 2001.

                            EL PASO ELECTRIC COMPANY

                          NOTES TO FINANCIAL STATEMENTS

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

      Other jointly-owned utility plant includes a 7% interest in Units 4 and 5 at Four Corners Generating Station ("Four Corners") and certain other transmission facilities. A summary of the Company's investment in jointly-owned utility plant, excluding fuel, at December 31, 2000 and 1999 is as follows (in thousands):

                                          December 31, 2000             December 31, 1999
                                       -------------------------     -------------------------
                                       Palo Verde                    Palo Verde
                                        Station          Other         Station         Other
                                       ----------      ---------     ----------      ---------
      Electric plant in service ...     $ 599,798      $ 182,982      $ 594,755      $ 180,196
      Accumulated depreciation ....      (102,862)       (70,097)       (88,004)       (55,526)
      Construction work in progress        19,405          1,681         16,502          3,373

      Pursuant to the ANPP Participation Agreement, the Palo Verde Participants share costs and generating entitlements in the same proportion as their percentage interests in the generating units, and each participant is required to fund its proportionate share of fuel, other operations, maintenance and capital costs, which, except capital costs, are included in the corresponding expense captions in the statements of operations. The Company's average monthly share of these costs was approximately $7.0 million in 2000. The ANPP Participation Agreement provides that if a participant fails to meet its payment obligations, each non-defaulting participant shall pay its proportionate share of the payments owed by the defaulting participant.

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

                            EL PASO ELECTRIC COMPANY

                          NOTES TO FINANCIAL STATEMENTS

      Although the 1998 study was based on the latest available information, there can be no assurance that decommissioning cost estimates will not continue to increase in the future or that regulatory requirements will not change. In addition, until a new low-level radioactive waste repository opens and operates for a number of years, estimates of the cost to dispose of low-level radioactive waste are subject to significant uncertainty. The decommissioning study is updated every three years and a new study is expected to be completed during the fourth quarter of 2001. See "Disposal of Low-Level Radioactive Waste" below.

      The Company will recover its current decommissioning cost estimates in Texas through its existing rates during the Freeze Period, and thereafter through a non-bypassable wires charge under the provisions of the Texas Restructuring Law. The rate freeze under the Texas Rate Stipulation and the rate reduction under the Texas Settlement Agreement preclude the Company from seeking a rate increase in Texas to recover increases in decommissioning cost estimates during the Freeze Period. See Note B.

      The Company is currently collecting its decommissioning costs estimates in New Mexico under the New Mexico Settlement Agreement, which expires in April 2001. The Company is preparing a rate case filing with the New Mexico Commission and will request recovery of the Company's future New Mexico decommissioning cost estimates through regulated rates after the expiration of the rate freeze under the New Mexico Settlement Agreement. See Note B.

      The Company has established external trusts with independent trustees, which enable the Company to record a current deduction for federal income tax purposes of a portion of amounts funded. As of December 31, 2000, the fair market value of the trust funds was approximately $60.2 million, which is reflected in the Company's balance sheet in deferred charges and other assets.

      Spent Fuel Storage. The spent fuel storage facilities at Palo Verde will have sufficient capacity to store all fuel expected to be discharged from normal operation of all three Palo Verde units through 2003. Alternative on-site storage facilities are currently being constructed to supplement existing facilities. Spent fuel will be removed from the original facilities as necessary and placed in special storage casks which will be stored at the new facilities until accepted by the DOE for permanent disposal. The alternative facilities will be built in stages to accommodate casks on an as needed basis and are expected to be available for use by the end of 2002.

      Pursuant to the Nuclear Waste Policy Act of 1982, as amended in 1987 (the "Waste Act"), the DOE is legally obligated to accept and dispose of all spent nuclear fuel and other high-level radioactive waste generated by all domestic power reactors. In accordance with the Waste Act, the DOE entered into a spent nuclear fuel contract with the Company and all other Palo Verde Participants. In November 1989, the DOE reported that its spent nuclear fuel disposal facilities would not be in operation until 2010. Subsequent judicial decisions required the DOE to start accepting spent nuclear fuel by January 31, 1998. The DOE did not meet that deadline, and the Company cannot currently predict when spent fuel shipments to the DOE's permanent disposal site will commence. The 1998 decommissioning study assumes that only 14 of 333 spent fuel casks will have been removed from Palo Verde by 2037 when title to the remaining spent fuel is assumed to be transferred to the DOE. In January 1997, the Texas Commission established a project to evaluate what, if any, action it should take with regard to payments made to the DOE for funding of the DOE's obligation to start accepting spent

                            EL PASO ELECTRIC COMPANY

                          NOTES TO FINANCIAL STATEMENTS

nuclear fuel by January 31, 1998. After receiving initial comments, no further action has been taken on the project.

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

      The Company expects to incur significant spent fuel storage costs during the life of Palo Verde that the Company believes are the responsibility of the DOE. These costs will be expensed as incurred until an agreement is reached with the DOE for recovery of these costs. However, the Company cannot predict when, if ever, these additional costs will be recovered from the DOE.

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

      Steam Generators. Palo Verde has experienced some degradation in the steam generator tubes of each unit. APS has undertaken an ongoing investigation and analysis and has performed corrective actions designed to mitigate further degradation. Corrective actions have included changes in operational procedures designed to lower the operating temperatures of the units, chemical cleaning and the implementation of other technical improvements. APS believes its remedial actions have slowed the rate of tube degradation.

      The projected service lives of the units' steam generators are reassessed by APS periodically in conjunction with inspections made during scheduled outages of the Palo Verde units. In December 1999, the Palo Verde Participants unanimously approved installation of the new steam generators in Unit 2. APS currently estimates it will install these new steam generators during the fourth quarter of 2003. The Company's portion of total costs associated with construction and installation of new steam generators in Unit 2 is currently estimated not to exceed $45 million, including approximately $4.9 million of replacement power costs. APS has also stated that, based on the latest

                            EL PASO ELECTRIC COMPANY

                          NOTES TO FINANCIAL STATEMENTS

available data, it estimates that the steam generators in Units 1 and 3 should operate for their designated lives of 40 years. However, APS is reassessing whether it is economically desirable to replace the steam generators in Units 1 and 3. Any such replacements would also require the unanimous approval of the Palo Verde Participants.

      The Texas Rate Stipulation precludes the Company from seeking a rate increase during the Freeze Period to recover additional capital costs associated with the replacement of steam generators. The Company may request recovery of a portion of these costs through regulated rates in New Mexico. See Note B. Finally, the Company cannot assure that it will be able to recover these capital costs through its wholesale power rates or its competitive retail rates that become applicable after the start of competition.

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

Long-Term Incentive Plans

      The Company shareholders have approved the adoption of two stock-based long-term incentive plans. The first plan was approved in 1996 (the "1996 Plan") and authorized the issuance of up to 3,500,000 shares of common stock for the benefit of officers, key employees and directors. The second plan was approved in 1999 (the "1999 Plan") and authorized the issuance of up to two million shares of common stock for the benefits of directors, officers, managers, other employees and consultants. The common stock will be issued through the award or grant of non-statutory stock options, incentive stock options, stock appreciation rights, restricted stock, bonus stock and performance stock.

                           EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

      Stock Options. Stock options have been granted at exercise prices equal to or greater than the market value of the underlying shares at the date of grant. The options expire ten years from the date of grant unless terminated earlier by the Board of Directors. The following table summarizes the transactions of the Company's stock options for 2000, 1999 and 1998:

                                                                              Weighted
                                                                              Average
                                                                 Number of    Exercise
                                                                   Shares      Price
                                                                -----------  ---------
      Unexercised options outstanding at December 31, 1997      1,950,000      $ 5.71
               Options granted ...........................        585,000        7.71
               Options exercised .........................             --          --
               Options forfeited .........................             --          --
                                                                ---------
      Unexercised options outstanding at December 31, 1998      2,535,000        6.17
               Options granted ...........................        255,644        8.24
               Options exercised .........................             --          --
               Options forfeited .........................             --          --
                                                                ---------
      Unexercised options outstanding at December 31, 1999      2,790,644        6.36
               Options granted ...........................        248,159       11.48
               Options exercised .........................        (93,955)       5.32
               Options forfeited .........................             --          --
                                                                ---------
      Unexercised options outstanding at December 31, 2000      2,944,848        6.86
                                                                =========

                            EL PASO ELECTRIC COMPANY

                          NOTES TO FINANCIAL STATEMENTS

      Stock option awards provide for vesting periods of up to five years. Stock options outstanding at December 31, 2000 are as follows:

       Exercise            Number           Remaining              Number
         Price          Outstanding       Life, In Years        Exercisable
       --------         ------------      --------------        -----------
         $ 5.32              706,045           5.3                 706,045
           5.56              800,000           5.4                 680,000
           6.56               50,000           6.3                  50,000
           7.00              300,000           5.4                 300,000
           7.50              525,000           7.0                 210,000
           9.50               60,000           7.4                  60,000
           8.75              100,000           8.0                  20,000
           7.38               50,000           8.3                  50,000
           8.13              100,000           8.0                  20,000
           8.94                2,703           8.6                   2,703
           9.00                2,941           8.9                   2,941
           9.81               42,432           9.0                   2,432
           9.50               50,000           9.3                  50,000
          10.38                1,492           9.3                   1,492
          11.19                2,128           9.6                   2,128
          13.77                2,107           9.9                   2,107
          12.60              150,000          10.0                      --
                           ---------                             ---------
                           2,944,848                             2,159,848
                           =========                             =========

The number of stock options exercisable and the weighted average exercise price of these stock options at December 31, 2000, 1999 and 1998 are as follows:

                                                                 December 31,
                                                   --------------------------------------
                                                      2000          1999          1998
                                                   ----------    ----------    ----------

      Number of stock options exercisable .....     2,159,848     1,770,644     1,330,000
      Weighted average exercise price .........         $6.22         $6.06         $6.01

                            EL PASO ELECTRIC COMPANY

                          NOTES TO FINANCIAL STATEMENTS

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

                                                                         Years Ended December 31,
                                                                ----------------------------------------
                                                                   2000           1999           1998
                                                                ----------     ----------     ----------
      Net income applicable to common stock (in thousands):
               As reported ................................     $   58,392     $   28,276     $   45,709
               Pro forma ..................................         57,403         27,380         44,913

      Basic earnings per share:
               As reported ................................           1.08           0.48           0.76
               Pro forma ..................................           1.06           0.46           0.75

      Diluted earnings per share:
               As reported ................................           1.06           0.47           0.75
               Pro forma ..................................           1.04           0.46           0.74

      The fair value for these options was estimated at the grant date using the Black-Scholes option pricing model. Weighted average assumptions and grant-date fair value for 2000, 1999 and 1998 are presented below:

                                           2000        1999        1998
                                          ------      ------      ------
      Risk-free interest rate               6.23%       5.01%       5.82%
      Expected life, in years                 10          10          10
      Expected volatility                  33.85%      33.98%       7.47%
      Expected dividend yield                 --          --          --
      Fair value per option               $ 6.78      $ 4.58      $ 2.97

                            EL PASO ELECTRIC COMPANY

                          NOTES TO FINANCIAL STATEMENTS

            Restricted Stock. The Company has awarded vested and unvested restricted stock awards under the 1996 Plan. Restrictions from resale generally lapse, and unvested awards vest, over periods of four to five years. The market value of the unvested restricted stock at the time of grant is recorded as unearned compensation as a separate component of common stock equity and is amortized to expense over the restriction period. During 2000, 1999 and 1998, approximately $1.6 million, $1.2 million and $0.5 million, respectively, related to restricted stock awards was charged to expense. The following table summarizes the vested and unvested restricted stock awards for 2000, 1999 and 1998:

                                                              Vested       Unvested       Total
                                                             --------      --------      --------
      Restricted shares outstanding at December 31, 1997       86,952       109,452       196,404
         Restricted stock awards .......................           --        26,675        26,675
         Lapsed restrictions and vesting ...............      (40,488)      (32,698)      (73,186)
         Forfeitures ...................................           --        (1,908)       (1,908)
                                                             --------      --------      --------
      Restricted shares outstanding at December 31, 1998       46,464       101,521       147,985
         Restricted stock awards .......................       94,619       116,125       210,744
         Lapsed restrictions and vesting ...............      (40,488)      (58,021)      (98,509)
         Forfeitures ...................................           --        (1,432)       (1,432)
                                                             --------      --------      --------
      Restricted shares outstanding at December 31, 1999      100,595       158,193       258,788
         Restricted stock awards .......................       74,539       102,730       177,269
         Lapsed restrictions and vesting ...............      (85,107)      (74,884)     (159,991)
         Forfeitures ...................................           --            --            --
                                                             --------      --------      --------
      Restricted shares outstanding at December 31, 2000       90,027       186,039       276,066
                                                             ========      ========      ========

The weighted average market values at grant date for restricted stock awarded during 2000, 1999 and 1998 are $9.93, $8.14 and $7.32, respectively.

      The holder of a restricted stock award has rights as a shareholder of the Company, including the right to vote and, if applicable, receive cash dividends on restricted stock, except that certain restricted stock awards require any cash dividend on restricted stock to be delivered to the Company in exchange for additional shares of restricted stock of equivalent market value.

Common Stock Repurchase Program

      The Company's Board of Directors previously approved two stock repurchase programs allowing the Company to purchase up to twelve million of its outstanding shares of common stock. As of December 31, 2000, the Company had repurchased 9,160,467 shares of common stock under these programs for approximately $96.4 million, including commissions. The Company expects to continue to make purchases primarily in the open market at prevailing prices and will also engage in private transactions, if appropriate. Any repurchased shares will be available for issuance under employee benefit and stock option plans, or may be retired.

                            EL PASO ELECTRIC COMPANY

                          NOTES TO FINANCIAL STATEMENTS

Reconciliation of Basic and Diluted Earnings Per Common Share

      The reconciliation of basic and diluted earnings per common share before extraordinary item is presented below:

                                                            Year Ended December 31, 2000
                                                       ---------------------------------------
                                                                                        Per
                                                                                       Common
                                                           Income        Shares         Share
                                                       --------------  ----------     --------
                                                       (In thousands)
      Basic earnings per common share:
          Income before extraordinary item ..........      $60,164     54,183,915     $   1.11
                                                                                      ========

      Effect of dilutive securities:
          Unvested restricted stock .................           --         56,490
          Stock options .............................           --        761,220
                                                           -------     ----------

      Diluted earnings per common share:
          Income before extraordinary item ..........      $60,164     55,001,625     $   1.09
                                                           =======     ==========     ========

                                                            Year Ended December 31, 1999
                                                       ---------------------------------------
                                                                                        Per
                                                                                       Common
                                                           Income        Shares         Share
                                                       --------------  ----------     --------
                                                       (In thousands)
      Income before extraordinary item ..............     $43,809
        Less:
          Preferred stock:
            Dividend requirements ...................       2,616
            Redemption costs ........................       9,581
                                                          -------
      Basic earnings per common share:
      Income before extraordinary item applicable
            to common stock .........................      31,612     59,349,468     $   0.53
                                                                                     ========
      Effect of dilutive securities:
          Unvested restricted stock .................          --         32,729
          Stock options .............................          --        349,452
                                                          -------     ----------
      Diluted earnings per common share:
          Income before extraordinary item applicable
            to common stock .........................     $31,612     59,731,649     $   0.53
                                                          =======     ==========     ========

                            EL PASO ELECTRIC COMPANY

                          NOTES TO FINANCIAL STATEMENTS

                                                            Year Ended December 31, 1998
                                                       ---------------------------------------
                                                                                        Per
                                                                                       Common
                                                           Income        Shares         Share
                                                       --------------  ----------     --------
                                                       (In thousands)
      Income before extraordinary item ...............     $57,073
          Less:  Preferred stock dividend requirements      14,707
                                                           -------
      Basic earnings per common share:
          Income before extraordinary item applicable
            to common stock ..........................      42,366     60,168,234     $   0.70
                                                                                      ========
      Effect of dilutive securities:
          Unvested restricted stock ..................          --         30,309
          Stock options ..............................          --        434,755
                                                           -------     ----------
      Diluted earnings per common share:
          Income before extraordinary item applicable
            to common stock ..........................     $42,366     60,633,298     $   0.70
                                                           =======     ==========     ========

      Options that were excluded from the computation of diluted earnings per common share because the options' exercise price was greater than the average market price of the common shares for the period are listed below:

      1) 525,000 options granted January 2, 1998 at an exercise price of $7.50 were excluded for the first quarter of 1998.
      2) 60,000 options granted May 29, 1998 at an exercise price of $9.50 were excluded for the second through fourth quarters of 1998, all of 1999 and the first quarter of 2000.
      3) 100,000 options granted January 11, 1999 at an exercise price of $8.75 were excluded for the first and second quarters of 1999.
      4) 42,432 options granted January 1, 2000 at an exercise price of $9.81 were excluded for the first quarter of 2000.
      5) 50,000 options granted March 15, 2000 at an exercise price of $9.50 were excluded for the first quarter of 2000.
      6) 2,107 options granted October 1, 2000 at an exercise price of $13.77 were excluded for the fourth quarter of 2000.

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

                            EL PASO ELECTRIC COMPANY

                          NOTES TO FINANCIAL STATEMENTS

      Following is a summary of the changes in the preferred stock for 1999 and 1998:

                                                  Shares         Amount
                                                ----------    --------------
                                                              (In thousands)

      Balance at December 31, 1997 ........      1,213,188      $ 121,319
          Issuance of pay-in-kind dividends        144,256         14,425
                                                ----------      ---------
      Balance at December 31, 1998 ........      1,357,444        135,744
          Issuance of pay-in-kind dividends         38,670          3,867
          Redemption of preferred stock ...     (1,396,114)      (139,611)
                                                ----------      ---------
      Balance at December 31, 1999 ........             --      $      --
                                                ==========      =========

F.    Long-Term Debt and Financing and Capital Lease Obligations

      Outstanding long-term debt and financing and capital lease obligations are as follows:

                                                                             December 31,
                                                                      ------------------------
                                                                         2000           1999
                                                                      ---------      ---------
                                                                          (In thousands)
Long-Term Debt:
      First Mortgage Bonds (1):
          7.75% Series B, issued 1996, due 2001 .................     $  34,571      $  38,571
          8.25% Series C, issued 1996, due 2003 .................        84,505         94,505
          8.90% Series D, issued 1996, due 2006 .................       207,052        211,402
          9.40% Series E, issued 1996, due 2011 .................       230,000        250,498

      Pollution Control Bonds (2):
          6.375% 1994 Series A bonds, due 2014 ..................        63,500         63,500
          6.375% 1985 Series A refunding bonds, due 2015 ........        59,235         59,235
          6.150% 1984 Series E refunding bonds, due 2014 ........        37,100         37,100
          6.150% 1994 Series A refunding bonds, due 2013 ........        33,300         33,300

      Promissory note, due 2007 ($99,000 due in 2001) (3) .......           465            558
                                                                      ---------      ---------
                   Total long-term debt .........................       749,728        788,669
                                                                      ---------      ---------

Financing and Capital Lease Obligations:
      Nuclear fuel ($22,993,000 due in 2001) (4) ................        48,158         48,292
      Turbine lease (5) .........................................            --          1,688
                                                                      ---------      ---------
                   Total financing and capital lease obligations         48,158         49,980
                                                                      ---------      ---------
                   Total long-term debt and financing and capital
                      lease obligations .........................       797,886        838,649

Current maturities (amount due within one year) .................       (57,663)       (27,042)
                                                                      ---------      ---------
                                                                      $ 740,223      $ 811,607
                                                                      =========      =========

----------
(1)   First Mortgage Bonds

      Substantially all of the Company's utility plant is subject to liens under the First Mortgage Indenture. The First Mortgage Indenture imposes certain limitations on the ability of the Company to (i) declare or pay dividends on common stock; (ii) incur additional indebtedness or liens on mortgaged property; and (iii) enter into a consolidation, merger or sale of assets.

                            EL PASO ELECTRIC COMPANY

                          NOTES TO FINANCIAL STATEMENTS

      The Series B, C and D bonds may not be redeemed by the Company prior to maturity. The Series E bonds may be redeemed at the option of the Company, in whole or in part, on or after February 1, 2006. The Company is not required to make mandatory redemption or sinking fund payments with respect to the bonds prior to maturity.

      Repurchases, excluding redemption upon maturity, of First Mortgage Bonds made during 2000, 1999 and 1998 are as follows (in thousands):

                                                       Years Ended December 31,
                                                 -------------------------------
                                                  2000        1999         1998
                                                 -------     -------     -------
      7.25% Series A ...................         $    --     $    --     $30,227
      7.75% Series B ...................           4,000      24,127          --
      8.25% Series C ...................          10,000      24,787          --
      8.90% Series D ...................           4,350      11,730          --
      9.40% Series E ...................          20,498      22,900          --
                                                 -------     -------     -------
          Total ........................         $38,848     $83,544     $30,227
                                                 =======     =======     =======

(2)   Pollution Control Bonds

      The Company has four series of tax exempt Pollution Control Bonds in an aggregate principal amount of approximately $193.1 million. Upon the occurrence of certain events, the bonds may be required to be repurchased at the holder's option or are subject to mandatory redemption. The bonds are redeemable at the option of the Company under certain circumstances. In August 2000, the Company remarketed all four series of the bonds. The interest rates were fixed for five years for the two 6.375% series and two years for the two 6.150% series of bonds. This remarketing allowed the Company to discontinue the letters of credit and related First Mortgage Collateral Series Bonds ("Collateral Series Bonds") that previously enhanced the bond issues. The Company anticipates remarketing the bonds at the end of the two and five year periods, as applicable. The bonds will be shown as current maturities whenever they are within one year of being remarketed.

(3)   Promissory Note

      The note has an annual interest rate of 5.5% and is secured by certain furniture and fixtures.

(4)   Nuclear Fuel Financing

      The Company has available a $100 million credit facility that expires in February 2002 and provides for up to $70 million for the financing of nuclear fuel and up to $50 million, depending on the balance of nuclear fuel financings, for working capital. This financing is accomplished through a trust that borrows under the facility to acquire and process the nuclear fuel. The Company is obligated to repay the trust's borrowings with interest and has secured this obligation with Collateral Series Bonds. In the Company's financial statements, the assets and liabilities of the trust are reported as assets and liabilities of the Company.

                            EL PASO ELECTRIC COMPANY

                          NOTES TO FINANCIAL STATEMENTS

      The $100 million credit facility requires compliance with certain total debt and interest coverage ratios. The Company was in compliance with these requirements throughout 2000.

(5)   Copper Turbine Lease Obligation

      The Company leases a turbine and certain other related equipment under a lease which was accounted for as a capital lease until its expiration in July 2000. The Company renewed the lease through July 2005, with an extension option for two additional years. The lease is now being accounted for as an operating lease and requires semiannual lease payments of approximately $0.4 million.

      As of December 31, 2000, the scheduled maturities for the next five years of long-term debt and financing and capital lease obligations are as follows (in thousands):

                  2001..........................   $    57,663
                  2002..........................        95,669
                  2003..........................        84,615
                  2004..........................           116
                  2005..........................       122,770

The table above does not reflect future obligations and maturities related to nuclear fuel purchase commitments.

                            EL PASO ELECTRIC COMPANY

                          NOTES TO FINANCIAL STATEMENTS

G.    Income Taxes

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2000 and 1999 are presented below (in thousands):

                                                                                 December 31,
                                                                          ------------------------
                                                                             2000           1999
                                                                          ---------      ---------
      Deferred tax assets:
           Benefits of federal tax loss carryforwards ...............     $ 105,009      $ 137,752
           Pensions and benefits ....................................        44,642         45,341
           Decommissioning ..........................................        31,307         29,642
           Investment tax credit carryforward .......................        20,410         20,410
           Alternative minimum tax credit carryforward ..............        18,862         16,776
           Reorganization expenses financed with bonds ..............         8,275          9,247
           Other (including benefits of state tax loss carryforwards)        26,632         38,427
                                                                          ---------      ---------
                   Total gross deferred tax assets ..................       255,137        297,595
                                                                          ---------      ---------
           Less valuation allowance:
               Federal ..............................................        12,661         12,661
               State ................................................        14,911         15,659
                                                                          ---------      ---------
                   Total valuation allowance ........................        27,572         28,320
                                                                          ---------      ---------
                        Net deferred tax assets .....................       227,565        269,275
                                                                          ---------      ---------

      Deferred tax liabilities:
           Plant, principally due to depreciation
               and basis differences ................................      (245,412)      (256,701)
           Other ....................................................       (29,432)       (25,077)
                                                                          ---------      ---------
                   Total gross deferred tax liabilities .............      (274,844)      (281,778)
                                                                          ---------      ---------
                        Net accumulated deferred income taxes .......     $ (47,279)     $ (12,503)
                                                                          =========      =========

      The deferred tax asset valuation allowance decreased by $0.7 million, $0.7 million and $0.8 million in 2000, 1999 and 1998, respectively. These decreases were due to a reduction of unused state net operating loss ("NOL") carryforward benefits, which had valuation allowances recorded against them. Based on the average annual book income before taxes for the prior three years, excluding the effects of extraordinary and unusual or infrequent items, the Company believes that the net deferred tax assets will be fully realized at current levels of book and taxable income. Approximately $26.8 million of the Company's valuation allowance at December 31, 2000, if subsequently recognized as a tax benefit, would be credited directly to capital in excess of stated value in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code."

                            EL PASO ELECTRIC COMPANY

                          NOTES TO FINANCIAL STATEMENTS

      The Company recognized income taxes as follows (in thousands):

                                                       Years Ended December 31,
                                                 -----------------------------------
                                                   2000          1999          1998
                                                 --------      --------      -------
Income tax expense:
   Federal:
     Current ...............................     $  2,306      $  2,142      $ 2,884
     Deferred ..............................       30,881        20,415       27,412
                                                 --------      --------      -------
       Total federal income tax expense from
         operations ........................       33,187        22,557       30,296
     Deferred included in extraordinary item         (954)       (1,796)       1,800
                                                 --------      --------      -------
         Total federal income tax expense ..     $ 32,233      $ 20,761      $32,096
                                                 ========      ========      =======
   State:
     Deferred ..............................     $  5,709      $  3,075      $ 4,442
     Deferred included in extraordinary item         (172)         (331)         344
                                                 --------      --------      -------
         Total state income tax expense ....     $  5,537      $  2,744      $ 4,786
                                                 ========      ========      =======

      The current federal income tax expense for 2000, 1999 and 1998 results primarily from the accrual of alternative minimum tax ("AMT"). Deferred federal income tax includes an offsetting AMT benefit of $2.1 million, $2.1 million and $2.8 million for 2000, 1999 and 1998, respectively.

      Federal income tax provisions differ from amounts computed by applying the statutory rate of 35% to book income before federal income tax as follows (in thousands):

                                                            Years Ended December 31,
                                                   --------------------------------------
                                                     2000           1999          1998
                                                   --------       --------       --------
Federal income tax expense computed
     on income at statutory rate .............     $ 31,719       $ 21,432       $ 32,379
Difference due to:
     Adjustment to cash value of Company-owned
       life insurance policies ...............         (103)          (608)            --
     Transition costs ........................          442            123             --
     Other ...................................          175           (186)          (283)
                                                   --------       --------       --------
       Total federal income tax expense ......     $ 32,233       $ 20,761       $ 32,096
                                                   ========       ========       ========
Effective federal income tax rate ............         35.6%          33.9%          34.7%
                                                   ========       ========       ========

      As of December 31, 2000, the Company had $300 million of federal tax NOL carryforwards, $20.4 million of investment tax credit ("ITC") carryforwards and $18.9 million of AMT credit carryforwards. If unused, the NOL carryforwards would expire at the end of 2011, the ITC carryforwards would expire in 2001 through 2005, and the AMT credit carryforwards have an unlimited life. The Company had $273.6 million of state NOL carryforwards at December 31, 2000 which, if unused, would expire at the end of 2001. These federal tax attributes are subject to audit by the Internal Revenue Service ("IRS"). The IRS is currently performing an examination of the carryforwards and the 1996 through 1998 federal income tax returns.

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

      One of the lessors in the sale/leaseback transactions related to Unit 2 of Palo Verde notified the Company in a prior year that the IRS raised issues, primarily related to ITC claims by the lessor, regarding the income tax treatment of the sale/leaseback transactions. Previous estimates of the potential claims for indemnification from all lessors related to this issue as raised by the IRS were approximately $10.0 million if the IRS prevailed. The Company did not believe it was probable that a loss had been incurred and, therefore, made no provision in the accompanying financial statements related to this matter.

      The lessor has advised the Company that it received an informal written notification that the IRS conceded this issue. A formal notification will be included in the final IRS report; however, it is unknown when the final report will be issued.

Power Contracts

      As of December 31, 2000, the Company had entered into agreements to sell to Enron 50 MW of firm on-peak energy at Palo Verde for February and March 2001 and 60 MW of firm on-peak energy at Palo Verde from June 2002 through September 2002.

      On January 1, 2001, the Company entered into concurrent sales and purchase agreements with Southwestern Public Service Company ("SPS") and Public Service Company of Colorado ("PSCO") for 103 MW of firm off-peak capacity and associated energy monthly through 2001. Under these agreements, the Company will receive energy from SPS through the Eddy County tie and deliver the same amount of energy to PSCO at various other transmission points connected to the Company's generation sources. The sale to PSCO is contingent upon the Company receiving the energy from SPS, and the sales and purchase prices under these agreements are structured such that the Company receives a guaranteed margin. The Company is currently negotiating similar agreements with SPS and PSCO for 2002 through 2005. The Company also entered into an agreement with PSCO whereby PSCO has the option to deliver up to 60 MW of firm on- or off-peak capacity and associated energy to the Company at Palo Verde from January through May 2001 and October through December 2001. If PSCO exercises this option and delivers energy to the Company, the Company agrees to deliver the same amount of energy to PSCO at Four Corners. The option agreement provides the Company with the potential of increasing its sales at the Palo Verde hub.

      For 2000, the Company purchased energy in a 50 MW block transaction from SPS in the months of January through May, November and December and 100 MW in the months of June through October. As of December 31, 2000, the Company had entered into an agreement to purchase 60 MW of firm on-peak energy from Enron for June through September 2001. In addition, on January 1, 2001, the Company entered into a contract with SPS to purchase 103 MW of firm on-peak energy monthly in 2001.

                            EL PASO ELECTRIC COMPANY

                          NOTES TO FINANCIAL STATEMENTS

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

I.    Litigation

      The Company is a party to various claims, legal actions and complaints. In many of these matters, the Company has excess casualty liability insurance that covers the various claims, actions and complaints. Based upon a review of these claims and applicable insurance coverage, the Company believes that none of these claims will have a material adverse effect on the financial position, results of operations and cash flows of the Company.

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

      The Company accounts for the Retirement Plan and the Non-Qualified Retirement Income Plan under SFAS No. 87, "Employers' Accounting for Pensions," ("SFAS No. 87"). In accordance with SFAS No. 87, the 2000 net periodic benefit cost includes amortization of the unrecognized net gain which exceeded 10% of the benefit obligation at the beginning of the year. The amortization reflects the excess divided by the average remaining service period of active employees expected to receive benefits.

                            EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

      The amounts recognized in the Company's balance sheets and the funded status of the plans at December 31, 2000 and 1999 are presented below (in thousands):

                                                                            Years Ended December 31,
                                                        ---------------------------------------------------------------
                                                                    2000                               1999
                                                        ------------------------------    -----------------------------
                                                                              Non-                               Non-
                                                                            Qualified                         Qualified
                                                         Retirement         Retirement     Retirement         Retirement
                                                          Income              Income         Income             Income
                                                           Plan                Plan           Plan               Plan
                                                        ---------          ---------       ---------          ---------
Change in benefit obligation:
    Benefit obligation at beginning of year ......      $ (87,727)         $ (17,713)      $ (94,140)         $ (19,495)
    Service cost .................................         (2,670)                --          (3,155)                --
    Interest cost ................................         (6,839)            (1,323)         (6,295)            (1,271)
    Actuarial gain (loss) ........................         (9,624)(1)           (901)         12,517 (2)          1,366
    Benefits paid ................................          3,547              1,681           3,346              1,687
                                                        ---------          ---------       ---------          ---------
        Benefit obligation at end of year ........       (103,313)           (18,256)        (87,727)           (17,713)
                                                        ---------          ---------       ---------          ---------

Change in fair value of plan assets:
    Fair value of plan assets at beginning
      of year ....................................         86,453                 --          79,629                 --
    Actual return on plan assets .................          3,218                 --           7,050                 --
    Employer contribution ........................          3,327              1,681           3,120              1,687
    Benefits paid ................................         (3,547)            (1,681)         (3,346)            (1,687)
                                                        ---------          ---------       ---------          ---------
        Fair value of plan assets at end
          of year ................................         89,451                 --          86,453                 --
                                                        ---------          ---------       ---------          ---------

Funded status ....................................        (13,862)           (18,256)         (1,274)           (17,713)
Unrecognized net (gain) loss .....................            984                257         (12,844)              (645)
Balance of additional liability ..................             --               (257)             --                 --
                                                        ---------          ---------       ---------          ---------
    Accrued benefit liability ....................      $ (12,878)         $ (18,256)      $ (14,118)         $ (18,358)
                                                        =========          =========       =========          =========

(1)   Represents a decrease in the discount rate.

(2) Represents a change in actuarial assumptions due to revised census data and an increase in the discount rate.

      Weighted average actuarial assumptions used in determining the actuarial present value of the benefit obligations are as follows:

                                                                            2000                               1999
                                                              --------------------------------     ---------------------------
                                                                                       Non-                            Non-
                                                                                    Qualified                        Qualified
                                                              Retirement            Retirement     Retirement       Retirement
                                                                Income                Income         Income           Income
                                                                Plan                  Plan           Plan              Plan
                                                              ----------            ----------     ----------       ----------
Discount rate........................................            7.25%                 7.25%           7.75%            7.75%
Expected return on plan assets.......................            8.50%                 N/A             8.50%            N/A
Rate of compensation increase........................            5.00%                 N/A             5.00%            N/A

                            EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

      Net periodic benefit cost is made up of the components listed below as determined using the projected unit credit actuarial cost method (in thousands):

                                                            Years Ended December 31,
                                                   -------------------------------------------
                                                     2000              1999              1998
                                                   -------           -------           -------
Components of net periodic
     benefit cost:
        Service cost ....................          $ 2,670           $ 3,155           $ 2,879
        Interest cost ...................            8,162             7,566             7,165
        Expected return on plan assets ..           (7,307)           (6,597)           (5,820)
        Amortization of unrecognized gain             (115)               --                --
                                                   -------           -------           -------
            Net periodic benefit cost ...          $ 3,410           $ 4,124           $ 4,224
                                                   =======           =======           =======

      Weighted average actuarial assumptions used in determining the net periodic benefit costs are as follows:

                                                            2000           1999           1998
                                                           -------        -------        -------
Discount rate.....................................           7.75%          6.75%         7.00%
Expected return on plan assets....................           8.50%          8.50%         8.50%
Rate of compensation increase.....................           5.00%          5.00%         5.00%

Other Postretirement Benefits

      The Company provides certain health care benefits for retired employees and their eligible dependents and life insurance benefits for retired employees only. Substantially all of the Company's employees may become eligible for those benefits if they reach retirement age while working for the Company. Those benefits are accounted for under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," ("SFAS No. 106"). In accordance with SFAS No. 106, the 2000 and 1999 net periodic benefit cost includes amortization of the unrecognized net gains which exceeded 10% of the benefit obligation at the beginning of the year in which they occurred. The amortization reflects the excess divided by the average remaining service period of active employees expected to receive benefits. Contributions from the Company are based on the funding amounts required by the Texas Commission in the Texas Rate Stipulation. The assets of the Other Postretirement Benefits Plan are invested in fixed income instruments and cash equivalents and are managed by professional investment managers appointed by the Company.

                            EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

      The amounts recognized in the Company's balance sheets and the funded status of the plan at December 31, 2000 and 1999 are presented below (in thousands):

                                                                    December 31,
                                                          ------------------------------
                                                            2000                  1999
                                                          --------              --------
Change in benefit obligation:
    Benefit obligation at beginning of year ....          $(53,946)             $(94,658)
    Service cost ...............................            (2,289)               (2,226)
    Interest cost ..............................            (4,357)               (3,994)
    Actuarial gain (loss) ......................            (8,727)(1)            45,314 (2)
    Retirees' contributions ....................              (230)                 (215)
    Benefits paid ..............................             1,803                 1,833
                                                          --------              --------
        Benefit obligation at end of year ......           (67,746)              (53,946)
                                                          --------              --------

Change in fair value of plan assets:
    Fair value of plan assets at
        beginning of year ......................            13,525                11,254
    Actual return (loss) on plan assets ........               (75)                  467
    Employer contribution ......................             3,422                 3,422
    Retirees' contributions ....................               230                   215
    Benefits paid ..............................            (1,803)               (1,833)
                                                          --------              --------
        Fair value of plan assets at end
          of year ..............................            15,299                13,525
                                                          --------              --------

Funded status ..................................           (52,447)              (40,421)
Unrecognized net gain ..........................           (29,337)              (40,755)
                                                          --------              --------
    Accrued benefit liability ..................          $(81,784)             $(81,176)
                                                          ========              ========

(1)   Represents a decrease in the discount rate.

(2) Represents a change in actuarial assumptions due to (i) a change in Medicare credits; (ii) revised census data; (iii) prior experience benefit; and (iv) an increase in the discount rate.

      Net periodic benefit cost is made up of the components listed below (in thousands):

                                                             Years Ended December 31,
                                                    -------------------------------------------
                                                      2000             1999              1998
                                                    -------           -------           -------
Components of net periodic
    benefit cost:
        Service cost .....................          $ 2,289           $ 2,226           $ 2,818
        Interest cost ....................            4,357             3,994             5,822
        Expected return on plan assets ...             (444)             (381)             (271)
        Amortization of unrecognized gain            (2,171)           (1,719)               --
                                                    -------           -------           -------
                 Net periodic benefit cost          $ 4,031           $ 4,120           $ 8,369
                                                    =======           =======           =======

                            EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

      Weighted average assumptions are as follows:

                                                                   2000             1999             1998
                                                               ------------     ------------     ------------
      Discount rate.......................................         7.25%            7.75%            6.75%
      Expected return on plan assets......................         4.50%            4.50%            4.50%
      Rate of compensation increase.......................         5.00%            5.00%            5.00%

      For measurement purposes, a 9.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2001; the rate was assumed to decrease gradually to 6% for 2006 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. The effect of a 1% change in these assumed health care cost trend rates would increase or decrease the benefit obligation by $8.5 million or $8.0 million, respectively. In addition, such a 1% change would increase or decrease the aggregate service and interest cost components of net periodic benefit cost by $1.2 million or $1.1 million, respectively.

All Employee Cash Bonus Plan

      The All Employee Cash Bonus Plan (the "Bonus Plan"), introduced in early 1997, was established to reward employees for their contribution in helping the Company attain its corporate goals. Eligible employees below manager level would receive a cash bonus if the Company attained established levels of safety, customer satisfaction and financial results during 2000. The financial goal had to be met before any bonus amounts would be paid and the improvement in financial results had to be greater than any bonus amounts paid. The Company was able to attain its financial goal for 2000. As a result of the Company's success, the Company accrued approximately $4.9 million in cash bonuses, which were expensed in 2000 and were paid to all eligible employees in March 2001. The Company has renewed the Bonus Plan in 2001 with similar goals.

K.    Franchises and Significant Customers

City of El Paso Franchise

      The Company's major franchise is with the City of El Paso, Texas. The franchise agreement includes a 2% annual franchise fee (approximately $6.6 million per year currently) and provides an arrangement for the Company's utilization of public rights-of-way necessary to serve its retail customers within the City of El Paso. The franchise with the City of El Paso extends through August 1, 2005.

Las Cruces Franchise

      The Company and Las Cruces entered into a seven-year franchise agreement with a 2% annual franchise fee (approximately $0.8 million per year currently) for the provision of electric distribution service in February 2000. Las Cruces is prohibited during this seven-year period from taking any action to condemn or otherwise attempt to acquire the Company's distribution system, or attempt to operate or build its own electric distribution system. Las Cruces will have a 90-day non-assignable option at the end of the Company's seven-year franchise agreement to purchase the portion of the Company's distribution system that serves Las Cruces at a purchase price of 130% of the Company's book value at that time. If Las Cruces exercises this option, it is prohibited from reselling the distribution assets for two

                            EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

years. If Las Cruces fails to exercise this option, the franchise and standstill agreements will be extended for an additional two years.

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

L.    Financial Instruments

      SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," requires the Company to disclose estimated fair values for its financial instruments. The Company has determined that cash and temporary investments, accounts receivable, long-term contract receivable, decommissioning trust funds, long-term debt and financing obligations, accounts payable, litigation settlement payable and customer deposits meet the definition of financial instruments. The carrying amounts of cash and temporary investments, accounts receivable, accounts payable, litigation settlement payable and customer deposits approximate fair value because of the short maturity of these items. Based on prevailing interest rates, the fair value of the long-term contract receivable approximates its carrying value. Decommissioning trust funds are carried at market value.

      The fair values of the Company's long-term debt and financing obligations, including the current portion thereof, are based on estimated market prices for similar issues at December 31, 2000 and 1999 and are presented below (in thousands):

                                                 2000                                 1999
                                      --------------------------          --------------------------
                                                        Estimated                          Estimated
                                      Carrying            Fair            Carrying           Fair
                                       Amount             Value             Amount           Value
                                      --------          --------          --------          --------
First Mortgage Bonds (1) ...          $556,128          $600,767          $594,976          $607,517
Pollution Control Bonds ....           193,135           194,350           193,135           193,135
Nuclear Fuel Financing(1)(2)            48,158            48,158            48,292            48,292
                                      --------          --------          --------          --------
         Total .............          $797,421          $843,275          $836,403          $848,944
                                      ========          ========          ========          ========

(1)   Includes current maturities.

(2) The interest rate on the Company's financing for nuclear fuel purchases is reset every quarter to reflect current market rates. Consequently, the carrying value approximates fair value.

                            EL PASO ELECTRIC COMPANY

                         NOTES TO FINANCIAL STATEMENTS

M.    Selected Quarterly Financial Data (Unaudited)

                                                               2000 Quarters                             1999 Quarters
                                                -------------------------------------------  --------------------------------------
                                                  4th(1)      3rd         2nd         1st      4th(2)     3rd      2nd        1st
                                                ---------  ---------  ---------   ---------  --------  --------  --------  --------
                                                                      (In thousands except for share data)
Operating revenues ..........................   $ 180,730  $ 211,410  $ 171,464   $ 138,045  $137,409  $170,340  $133,168  $129,552
Operating income ............................      35,652     57,744     43,786      32,792    36,425    59,790    28,447    32,674
Income before extraordinary item ............      10,998     25,442     15,164       8,560     1,075    26,224     7,048     9,462
Extraordinary gain (loss) on
   extinguishments of debt, net of income tax
   (expense) benefit ........................          --     (1,223)         4        (553)      (85)   (2,068)   (1,183)       --
Net income (loss) applicable to common stock       10,998     24,219     15,168       8,007       990    24,156     5,855    (2,725)
Basic earnings (loss) per common share:
   Income (loss) before extraordinary item ..        0.21       0.47       0.28        0.16      0.02      0.44      0.12     (0.05)
   Extraordinary loss on extinguishments
     of debt, net of income tax benefit .....          --      (0.02)        --       (0.01)       --     (0.03)    (0.02)       --
   Net income (loss) ........................        0.21       0.45       0.28        0.15      0.02      0.41      0.10     (0.05)
Diluted earnings (loss) per common share:
   Income (loss) before extraordinary item ..        0.21       0.46       0.28        0.15      0.02      0.44      0.12     (0.05)
   Extraordinary loss on extinguishments of
     debt, net of income tax benefit ........          --      (0.02)        --       (0.01)       --     (0.03)    (0.02)       --
   Net income (loss) ........................        0.21       0.44       0.28        0.14      0.02      0.41      0.10     (0.05)

(1) Includes an all employee bonus of approximately $3.1 million, net of income tax benefit, or $0.06 reduction in diluted earnings per common share.

(2) Includes an accrued loss pursuant to the settlement agreement with Las Cruces, a coal mine reclamation adjustment, an all employee bonus, the write-off of capitalized interest on postload nuclear fuel and a sales tax liability adjustment, which resulted in an aggregate decrease in net earnings applicable to common stock of approximately $9.3 million, net of income tax benefit, or $0.16 reduction in diluted earnings per common share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            Not applicable.

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant

            Information regarding directors is incorporated herein by reference from the Company's definitive proxy statement for the 2001 Annual Meeting of Shareholders (the "2001 Proxy Statement"). Information regarding executive officers of the Company, included herein under the caption "Executive Officers of the Registrant" in Part I, Item 1 above, is incorporated herein by reference.

Item 11.    Executive Compensation

            Incorporated herein by reference from the 2001 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

            Incorporated herein by reference from the 2001 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions

            Incorporated herein by reference from the 2001 Proxy Statement.

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

            (a)   Documents filed as a part of this report:

                                                                            Page
                                                                            ----

                  1.   Financial Statements:

                       See Index to Financial Statements...................   32

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

Exhibit 4 - Instruments Defining the Rights of Security Holders, including
            Indentures:

      4.01  -     General Mortgage Indenture and Deed of Trust, dated as of
                  February 1, 1996, and First Supplemental Indenture, dated as of February 1, 1996, including form of Series A through H
                  First Mortgage Bonds. (Exhibit 4.01 to the Company's Annual
                  Report on Form 10-K for the year ended December 31, 1995)

   4.01-01  -     Second Supplemental Indenture, dated as of August 19, 1997, to
                  Exhibit 4.01. (Exhibit 4.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997)

      4.02  -     Reserved.

      4.03  -     Indenture of Trust, dated as of July 1, 1994, between Maricopa
                  County, Arizona Pollution Control Corporation and Texas
                  Commerce Bank National Association, as Trustee, related to
                  $63,500,000 principal amount of Maricopa County, Arizona
                  Pollution Control Corporation Adjustable Tender Pollution
                  Control Revenue Bonds, 1994 Series A (El Paso Electric Company
                  Palo Verde Project). (Exhibit 4.01 to the Company's Quarterly
                  Report on Form 10-Q for the quarter ended September 30, 1994)

   4.03-01  -     Supplemental Indenture of Trust No. 1, dated as of December
                  12, 1995, related to Exhibit 4.03, including form of bond.
                  (Exhibit 4.03-01 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

      4.04  -     Loan Agreement, dated as of July 1, 1994, between Maricopa
                  County, Arizona Pollution Control Corporation and the Company, related to the Pollution Control Bonds referred to in Exhibit
                  4.03. (Exhibit 4.02 to the Company's Quarterly Report on Form
                  10-Q for the quarter ended September 30, 1994)

   4.04-01  -     Supplemental Loan Agreement No. 1, dated as of February 12,
                  1996, related to Exhibit 4.04. (Exhibit 4.04-01 to the
                  Company's Annual Report on Form 10-K for the year ended
                  December 31, 1995)

      4.05  -     Remarketing Agreement, dated as of July 1, 1994, between the
                  Company and Smith Barney Inc., related to the Pollution
                  Control Bonds referred to in Exhibit 4.03. (Exhibit 4.04 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994)

  *4.05-01  -     Amendment Agreement, dated August 16, 2000, to Exhibits 4.05,
                  4.11 and 4.21.

      4.06  -     Tender Agreement, dated as of July 1, 1994, between the
                  Company and Smith Barney Inc., related to the Pollution
                  Control Bonds referred to in Exhibit 4.03. (Exhibit 4.05 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994)

      4.07  -     Ordinance No. 94-1018 adopted by the City Council of the City of Farmington, New Mexico, on October 18, 1994, authorizing and providing for the issuance by the City of Farmington, New
                  Mexico, of $33,300,000 principal amount of its Adjustable
                  Tender Pollution Control Revenue Refunding Bonds, 1994 Series
                  A (El Paso Electric Company Four Corners Project). (Exhibit
                  4.07 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994)

   4.07-01  -     Ordinance No. 96-1035 adopted by the City Council of the City of Farmington, New Mexico, on January 23, 1996 as Supplemental
                  Ordinance No. 1, related to Exhibit 4.07. (Exhibit 4.07-01 to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1995)

      4.08  -     Resolution No. 94-798 adopted by the City Council of the City of Farmington, New Mexico, on October 18, 1994, relating to the issuance of the Pollution Control Bonds referred to in
                  Exhibit 4.07. (Exhibit 4.08 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994)

      4.09  -     Amended and Restated Installment Sale Agreement, dated as of
                  November 1, 1994, between the Company and the City of Farmington, New Mexico, relating to the Pollution Control
                  Bonds referred to in Exhibit 4.07. (Exhibit 4.09 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                  September 30, 1994)

      4.10  -     Representation and Indemnity Agreement, dated as of October
                  31, 1994, between the Company, the City of Farmington, New
                  Mexico, and Smith Barney Inc., relating to the Pollution
                  Control Bonds referred to in Exhibit 4.07. (Exhibit 4.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994)

      4.11  -     Remarketing Agreement, dated as of November 1, 1994, between the Company and Smith Barney Inc., relating to the Pollution
                  Control Bonds referred to in Exhibit 4.07. (Exhibit 4.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994)

      4.12  -     Tender Agreement, dated as of November 1, 1994, between the
                  Company and Smith Barney Inc., relating to the Pollution
                  Control Bonds referred to in Exhibit 4.07. (Exhibit 4.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994)

      4.13  -     Reserved.

      4.14  -     Loan Agreement, dated as of December 1, 1984, between Maricopa
                  County, Arizona Pollution Control Corporation and the Company,
                  relating to $37,100,000 principal amount of Maricopa County,
                  Arizona Pollution Control Corporation Pollution Control
                  Refunding Revenue Bonds, 1984 Series E (El Paso Electric
                  Company Palo Verde Project). (Exhibit 4.27 to the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  1984)

    4.14-01  -    Supplemental Loan Agreement, dated as of June 1, 1986, to
                  Exhibit 4.14. (Exhibit 4.29-01 to the Company's Annual Report on Form 10-K for the year ended December 31, 1986)

    4.14-02  -    Supplemental Loan Agreement No. 3, dated as of February 12,
                  1996, to Exhibit 4.14. (Exhibit 4.14-02 to the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  1995)

       4.15  -    Trust Indenture, dated as of December 1, 1984, by and between
                  Maricopa County, Arizona Pollution Control Corporation and
                  MBank El Paso, National Association, as Trustee, securing the
                  Pollution Control Refunding Revenue Bonds referred to in
                  Exhibit 4.14. (Exhibit 4.27-01 to the Company's Annual Report on Form 10-K for the year ended December 31, 1984)

    4.15-01  -    Supplemental Trust Indenture No. 2, dated as of June 1, 1986, to Exhibit 4.15. (Exhibit 4.29-03 to the Company's Annual
                  Report on Form 10-K for the year ended December 31, 1986)

    4.15-02  -    Supplemental Trust Indenture No. 3, dated as of May 6, 1994, to Exhibit 4.15. (Exhibit 4.01 to the Company's Quarterly
                  Report on Form 10-Q for the quarter ended June 30, 1994)

    4.15-03  -    Supplemental Trust Indenture No. 4, dated as of November 30,
                  1995, to Exhibit 4.15, including form of bond. (Exhibit
                  4.15-03 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

       4.16  -    Indexing Agent's Agreement among Maricopa County, Arizona
                  Pollution Control Corporation, the Company and Smith Barney,
                  Harris Upham & Co., Incorporated, relating to the Pollution
                  Control Refunding Revenue Bonds referred to in Exhibit 4.14.
                  (Exhibit 4.27-03 to the Company's Annual Report on Form 10-K for the year ended December 31, 1984)

       4.17  -    Remarketing Agent Agreement, dated as of May 6, 1994, between
                  Smith Barney Shearson Inc., and the Company, relating to the Pollution Control Refunding Revenue Bonds referred to in
                  Exhibit 4.14. (Exhibit 4.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994)

   *4.17-01  -    Amendment Agreement, dated August 16, 2000, to Exhibit 4.17.

       4.18  -    Loan Agreement, dated as of February 12, 1996, between
                  Maricopa County, Arizona Pollution Control Corporation and the
                  Company, relating to $59,235,000 principal amount of Maricopa
                  County, Arizona Pollution Control Corporation Pollution
                  Control Refunding Revenue Bonds, 1985 Series A (El Paso
                  Electric Company Palo Verde Project). (Exhibit 4.18 to the
                  Company's Annual Report on Form 10-K for the year ended
                  December 31, 1995)

       4.19  -    Indenture of Trust, dated as of February 12, 1996, by and
                  between Maricopa County, Arizona Pollution Control Corporation
                  and Texas Commerce Bank National Association, as Trustee,
                  relating to the Pollution Control Refunding Revenue Bonds
                  referred to in Exhibit 4.18. (Exhibit 4.19 to the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  1995)

       4.20  -    Tender Agent Agreement, dated as of February 12, 1996, between the Company and Smith Barney Inc., relating to the Pollution
                  Control Refunding Revenue Bonds referred to in Exhibit 4.18.
                  (Exhibit 4.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

       4.21  -    Remarketing Agent Agreement, dated as of February 12, 1996, between the Company and Smith Barney Inc., relating to the Pollution Control Refunding Revenue Bonds referred to in
                  Exhibit 4.18. (Exhibit 4.21 to the Company's Annual Report on
                  Form 10-K for the year ended December 31, 1995)

Exhibit 10 - Material Contracts:

      10.01  -    Co-Tenancy Agreement, dated July 19, 1966, and Amendments No.
                  1 through 5 thereto, between the Participants of the Four
                  Corners Project, defining the respective ownerships, rights and obligations of the Parties. (Exhibit 10.01 to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1995)

      10.02  -    Supplemental and Additional Indenture of Lease, dated May 27,
                  1966, including amendments and supplements to original Lease
                  Four Corners Units 1, 2 and 3, between the Navajo Tribe of
                  Indians and Arizona Public Service Company, and including new
                  Lease Four Corners Units 4 and 5, between the Navajo Tribe of
                  Indians and Arizona Public Service Company, the Company,
                  Public Service Company of New Mexico, Salt River Project
                  Agricultural Improvement and Power District, Southern
                  California Edison Company and Tucson Gas & Electric Company.
                  (Exhibit 4-e to Registration Statement No. 2-28692 on Form
                  S-9)

   10.02-01  -    Amendment and Supplement No. 1, dated March 21, 1985, to
                  Exhibit 10.02. (Exhibit 19.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1985)

      10.03  -    El Paso Electric Company 1996 Long-Term Incentive Plan.
                  (Exhibit 4.1 to Registration Statement No. 333-17971 on Form
                  S-8)

      10.04  -    Four Corners Project Operating Agreement, dated May 15, 1969, between Arizona Public Service Company, the Company, Public
                  Service Company of New Mexico, Salt River Project Agricultural
                  Improvement and Power District, Southern California Edison
                  Company and Tucson Gas & Electric Company, and Amendments 1 through 10 thereto. (Exhibit 10.04 to the Company's Annual
                  Report on Form 10-K for the year ended December 31, 1995)

    10.04-01  -   Amendment No. 11, dated May 23, 1997, to Exhibit 10.04.
                  (Exhibit 10.04-01 to the Company's Quarterly Report on Form
                  10-Q for the quarter ended June 30, 1997)

      10.05  -    Arizona Nuclear Power Project Participation Agreement, dated
                  August 23, 1973, between Arizona Public Service Company,
                  Public Service Company of New Mexico, Salt River Project
                  Agricultural Improvement and Power District, Tucson Gas &
                  Electric Company and the Company, describing the respective participation ownerships of the various utilities having undivided interests in the Arizona Nuclear Power Project and in general terms defining the respective ownerships, rights, obligations, major construction and operating arrangements of the Parties, and Amendments No. 1 through 13 thereto. (Exhibit
                  10.05 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

      10.06  -    ANPP Valley Transmission System Participation Agreement, dated
                  August 20, 1981, and Amendments No. 1 and 2 thereto. APS
                  Contract No. 2253-419.00. (Exhibit 10.06 to the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  1995)

      10.07  -    Arizona Nuclear Power Project High Voltage Switchyard
                  Participation Agreement, dated August 20, 1981. APS Contract
                  No. 2252-419.00. (Exhibit 20.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1981)

   10.07-01  -    Amendment No. 1, dated November 20, 1986, to Exhibit 10.07.
                  (Exhibit 10.11-01 to the Company's Annual Report on Form 10-K for the year ended December 31, 1986)

      10.08  -    Firm Palo Verde Nuclear Generating Station Transmission
                  Service Agreement, between Salt River Project Agricultural
                  Improvement and Power District and the Company, dated October
                  18, 1983. (Exhibit 19.12 to the Company's Annual Report on
                  Form 10-K for the year ended December 31, 1983)

      10.09  -    Trust Agreement, dated as of May 1, 1980, between The Bank of
                  New York, as Beneficiary, and First Security Bank of Utah,
                  N.A., and Robert S. Clark, as Owner Trustees, establishing a trust designated as El Paso Electric Company (1980) Equipment
                  Trust No. 2. (Exhibit 5-p-1 to Registration Statement No.
                  2-68414 on Form S-7)

      10.10  -    Trust Indenture, dated as of May 1, 1980, between The
                  Connecticut Bank and Trust Company, as Indenture Trustee, and
                  First Security Bank of Utah, N.A., and Robert S. Clark, Owner
                  Trustees. (Exhibit 5-p-2 to Registration Statement No. 2-68414
                  on Form S-7)

      10.11   -   Lease Agreement, dated as of May 1, 1980, between First
                  Security Bank of Utah, N.A., and Robert S. Clark, the Owner
                  Trustees, as Lessor, and the Company, as Lessee, providing for the lease of a combustion turbine and related generation equipment. (Exhibit 5-p-3 to Registration Statement No.
                  2-68414 on Form S-7)

      10.12  -    Participation Agreement, dated as of May 1, 1980, among the
                  Company, as Lessee, The Bank of New York, as Beneficiary,
                  First Security Bank of Utah, N.A., and Robert S. Clark, as
                  Owner Trustees, The Connecticut Bank and Trust Company, as
                  Indenture Trustee, Franklin Life Insurance Company, Woodmen of the World Life Insurance Society, Minnesota Mutual Life
                  Insurance Company, MacCabees Mutual Life Insurance Company and
                  Mutual Service Insurance Company, as Lenders, pertaining to
                  Exhibit 10.11. (Exhibit 5-p-4 to Registration Statement No.
                  2-68414 on Form S-7)

      10.13  -    Interconnection Agreement, as amended, dated December 8, 1981, between the Company and Southwestern Public Service Company, and Service Schedules A through F thereto. (Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1995)

    10.13-01  -   Letter Agreement, dated December 19, 1996, modifying Service
                  Schedule E, relating to Exhibit 10.13. (Exhibit 10.13-01 to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1996)

       10.14  -   Amrad to Artesia 345 KV Transmission System and DC Terminal
                  Participation Agreement, dated December 8, 1981, between the
                  Company and Texas-New Mexico Power Company, and the First through Third Supplemental Agreements thereto. (Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1995)

       10.15  -   Interconnection Agreement and Amendment No. 1, dated July 19,
                  1966, between the Company and Public Service Company of New
                  Mexico. (Exhibit 19.01 to the Company's Annual Report on Form
                  10-K for the year ended December 31, 1982)

       10.16  -   Southwest New Mexico Transmission Project Participation
                  Agreement, dated April 11, 1977, between Public Service
                  Company of New Mexico, Community Public Service Company and the Company, and Amendments 1 through 5 thereto. (Exhibit
                  10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

    10.16-01  -   Amendment No. 6, dated as of June 17, 1999, to Exhibit 10.16.
                  (Exhibit 10.09 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

       10.17  -   Tucson-El Paso Power Exchange and Transmission Agreement,
                  dated April 19, 1982, between Tucson Electric Power Company and the Company. (Exhibit 19.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1982)

      10.18  -    Southwest Reserve Sharing Group Participation Agreement, dated
                  January 1, 1998, between the Company, Arizona Electric Power
                  Cooperative, Arizona Public Service Company, City of
                  Farmington, Los Alamos County, Nevada Power Company, Plains
                  Electric G&T Cooperative, Inc., Public Service Company of New
                  Mexico, Tucson Electric Power and Western Area Power
                  Administration. (Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

      10.19  -    Power Sales Agreement No. 2, dated December 2, 1986, between the Company and Imperial Irrigation District, and Amendment
                  No. 1 thereto. (Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

      10.20  -    Arizona Nuclear Power Project Transmission Project Westwing
                  Switchyard Amended Interconnection Agreement, dated August 14,
                  1986, between The United States of America; Arizona Public
                  Service Company; Department of Water and Power of the City of
                  Los Angeles; Nevada Power Company; Public Service Company of
                  New Mexico; Salt River Project Agricultural Improvement and
                  Power District; Tucson Electric Power Company; and the
                  Company. (Exhibit 10.72 to the Company's Annual Report on Form
                  10-K for the year ended December 31, 1986)

      10.21  -    Power Sales Agreement, dated April 29, 1987, between the
                  Company and Texas-New Mexico Power Company, and Amendment No.
                  1 thereto. (Exhibit 10.21 to the Company's Annual Report on
                  Form 10-K for the year ended December 31, 1995)

      10.22  -    Form of Indemnity Agreement, between the Company and its
                  directors and officers. (Exhibit 10.22 to the Company's Annual
                  Report on Form 10-K for the year ended December 31, 1995)

      10.23  -    Interchange Agreement, executed April 14, 1982, between
                  Comision Federal de Electricidad and the Company. (Exhibit
                  19.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991)

      10.24  -    Credit Agreement, dated as of February 12, 1996, as amended and restated as of February 8, 1999, between the Company, Chase Manhattan Bank, as agent, and Chase Bank of Texas,
                  National Association, as Trustee. (Exhibit 10.24 to the
                  Company's Annual Report on Form 10-K for the year ended
                  December 31, 1998)

   10.24-01  -    Amendment Agreement, dated as of February 8, 1999, to Exhibit
                  10.24. (Exhibit 10.24-01 to the Company's Annual Report on
                  Form 10-K for the year ended December 31, 1998)

      10.25  -    Restricted Stock Award Agreement, dated as of January 17,
                  1997, with James S. Haines, Jr. (Exhibit 99.02 to the
                  Company's Annual Report on Form 10-K for the year ended
                  December 31, 1996)

     *10.26  -    Stock Option Agreement, dated as of December 15, 2000, with
                  James S. Haines, Jr.

      10.27  -    Employment Agreement for James S. Haines, Jr., dated April 30,
                  1996. (Exhibit 10.30 to the Company's Quarterly Report on Form
                  10-Q for the quarter ended June 30, 1996)

  *10.27-01  -    Amendment No. 1, dated as of December 15, 2000, to Exhibit
                  10.27.

      10.28  -    Restatement of Decommissioning Trust Agreement, dated as of
                  February 12, 1996, between the Company and Boatmen's Trust
                  Company of Texas, as Decommissioning Trustee for Palo Verde
                  Unit 1. (Exhibit 10.30 to the Company's Annual Report on Form
                  10-K for the year ended December 31, 1995)

      10.29  -    Restatement of Decommissioning Trust Agreement, dated as of
                  February 12, 1996, between the Company and Boatmen's Trust
                  Company of Texas, as Decommissioning Trustee for Palo Verde
                  Unit 2. (Exhibit 10.31 to the Company's Annual Report on Form
                  10-K for the year ended December 31, 1995)

      10.30  -    Restatement of Decommissioning Trust Agreement, dated as of
                  February 12, 1996, between the Company and Boatmen's Trust
                  Company of Texas, as Decommissioning Trustee for Palo Verde
                  Unit 3. (Exhibit 10.32 to the Company's Annual Report on Form
                  10-K for the year ended December 31, 1995)

      10.31  -    Spent Fuel Trust Agreement, dated as of February 12, 1996, between the Company and Boatmen's Trust Company of Texas, as Spent Fuel Trustee. (Exhibit 10.33 to the Company's Annual
                  Report on Form 10-K for the year ended December 31, 1995)

      10.32  -    Trust Agreement, dated as of February 12, 1996, between the
                  Company and Texas Commerce Bank National Association, as
                  Trustee of the Rio Grande Resources Trust II. (Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1995)

      10.33  -    Purchase Contract, dated as of February 12, 1996, between the
                  Company and Texas Commerce Bank National Association, as
                  Trustee of the Rio Grande Resources Trust II. (Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1995)

      10.34  -    Employment Agreement for Helen Knopp, dated April 30, 1999.
                  (Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999)

      10.35  -    Employment Agreement for Earnest A. Lehman, dated January 5,
                  1999. (Exhibit 10.38 to the Company's Annual Report on Form
                  10-K for the year ended December 31, 1998)

      10.36  -    Form of Change of Control Agreement between the Company and certain key officers of the Company. (Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                  March 31, 1999)

      10.37  -    Form of Restricted Stock Award Agreement between the Company and certain key officers of the Company. (Exhibit 99.04 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                  March 31, 1998)

      10.38  -    Form of Stock Option Agreement between the Company and certain key officers of the Company. (Exhibit 99.01 to the Company's
                  Quarterly Report on Form 10-Q for the quarter ended March 31,
                  1998)

     +10.39  -    Form of Directors' Restricted Stock Award Agreement between the Company and certain directors of the Company. (Exhibit
                  10.07 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

    ++10.40  -    Form of Stock Option Agreement between the Company and certain directors of the Company. (Exhibit 99.17 to the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  1997)

      10.41  -    Stock Option Agreement, dated as of April 26, 1999, with James
                  S. Haines, Jr. (Exhibit 10.05 to the Company's Quarterly
                  Report on Form 10-Q for the quarter ended June 30, 1999)

      10.42  -    Stock Option Agreement, dated as of January 17, 1997, with
                  James S. Haines, Jr. (Exhibit 99.03 to the Company's Annual
                  Report on Form 10-K for the year ended December 31, 1996)

   10.42-01  -    Amendment No. 1, dated April 30, 1997, to Exhibit 10.42.
                  (Exhibit 99.03-01 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

      10.43  -    El Paso Electric Company 1999 Long-Term Incentive Plan.
                  (Exhibit 4.1 to Registration Statement No. 333-82129 on Form
                  S-8)

      10.44  -    Settlement Agreement, dated as of February 24, 2000, with the
                  City of Las Cruces. (Exhibit 10.01 to the Company's Quarterly
                  Report on Form 10-Q for the quarter ended March 31, 2000)

      10.45  -    Franchise Agreement, dated April 3, 2000, between the Company and the City of Las Cruces. (Exhibit 10.02 to the Company's
                  Quarterly Report on Form 10-Q for the quarter ended March 31,
                  2000)

 Exhibit 21  -    Subsidiaries of the Company:

      21.01  -    MiraSol Energy Services, Inc., a Delaware corporation

 Exhibit 23  -    Consent of Experts:

     *23.01  -    Consent of KPMG LLP (set forth on page 84 of this report)

 Exhibit 24  -    Power of Attorney:

     *24.01  -    Power of Attorney (set forth on page 83 of this report)

     *24.02  -    Certified copy of resolution authorizing signatures pursuant to power of attorney

 Exhibit 99  -    Additional Exhibits:

      99.01  -    Agreed Order, entered August 30, 1995, by the Public Utility
                  Commission of Texas. (Exhibit 99.31 to Registration Statement
                  No. 33-99744 on Form S-1)

      99.02  -    Stock Option Agreement, dated as of January 17, 1997, with
                  David H. Wiggs, Jr. (Exhibit 99.04 to the Company's Annual
                  Report on Form 10-K for the year ended December 31, 1996)

     99.03  -     Final Order, entered September 24, 1998, by the New Mexico
                  Public Utility Commission. (Exhibit 99.31 to the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  1998)

     99.04  -     Final Order, entered June 8, 1999, by the Public Utility
                  Commission of Texas. (Exhibit 99.01 to the Company's Quarterly
                  Report on Form 10-Q for the quarter ended June 30, 1999)

     --------------------
      *     Filed herewith.

      + In lieu of non-employee director compensation, four agreements, dated as of October 1, 2000, substantially identical in all material respects to this Exhibit, have been entered into with Kenneth Heitz, Ramiro Guzman, Patricia Z. Holland-Branch and Charles Yamarone, directors of the Company.

      ++ One agreement, dated as of October 1, 2000, substantially identical in all material respects to this Exhibit, has been entered into with Wilson K. Cadman, a director of the Company.

      (b)   Reports on Form 8-K:

            The following reports on Form 8-K were filed during the last quarter of 2000.

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

                                POWER OF ATTORNEY

      KNOW ALL MEN BY THESE PRESENTS, that each of El Paso Electric Company, a Texas corporation, and the undersigned directors and officers of El Paso Electric Company, hereby constitutes and appoints James Haines, Terry Bassham, Gary R. Hedrick, Eduardo A. Rodriguez and Guillermo Silva, Jr., its, his or her true and lawful attorneys-in-fact and agents, for it, him or her and its, his or her name, place and stead, in any and all capacities, with full power to act alone, to sign this report and any and all amendments to this report, and to file each such amendment to this report, with all exhibits thereto, and any and all documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises, as fully to all intents and purposes as it, he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March 2001.

                                  EL PASO ELECTRIC COMPANY


                                  By:            /s/  JAMES HAINES
                                      ------------------------------------------
                                                      James Haines
                                          Chief Executive Officer and President
                                             (Principal Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                     Signature                                             Title                                    Date
                     ---------                                             -----                                    ----
                                                         Chief Executive Officer, President                     March 26, 2001
                  /s/ JAMES HAINES                            (Principal Executive Officer) and Director        (for all signatures)
-----------------------------------------------------
                  (James Haines)
                                                         Executive Vice President, Chief Financial and
                /s/ GARY R. HEDRICK                         Administrative Officer (Principal Financial Officer )
-----------------------------------------------------
                 (Gary R. Hedrick)

                /s/ WILSON K. CADMAN                     Director
-----------------------------------------------------
                 (Wilson K. Cadman)

               /s/ JAMES A. CARDWELL                     Director
-----------------------------------------------------
                (James A. Cardwell)

                /s/ JAMES W. CICCONI                     Director
-----------------------------------------------------
                 (James W. Cicconi)

             /s/ GEORGE W. EDWARDS, JR.                  Director
-----------------------------------------------------
              (George W. Edwards, Jr.)

                 /s/ RAMIRO GUZMAN                       Director
-----------------------------------------------------
                  (Ramiro Guzman)

                /s/ JAMES W. HARRIS                      Director
-----------------------------------------------------
                 ( James W. Harris)

                /s/ KENNETH R. HEITZ                     Director
-----------------------------------------------------
                 (Kenneth R. Heitz)

           /s/ PATRICIA Z. HOLLAND-BRANCH                Director
-----------------------------------------------------
            (Patricia Z. Holland-Branch)

                /s/ MICHAEL K. PARKS                     Director
-----------------------------------------------------
                 (Michael K. Parks)

                 /s/ ERIC B. SIEGEL                      Director
-----------------------------------------------------
                  (Eric B. Siegel)

               /s/ STEPHEN WERTHEIMER                    Director
-----------------------------------------------------
                (Stephen Wertheimer)

              /s/ CHARLES A. YAMARONE                    Director
-----------------------------------------------------
               (Charles A. Yamarone)

                                                                   EXHIBIT 23.01

                         CONSENT OF INDEPENDENT AUDITORS

The Board of Directors
El Paso Electric Company:

We consent to incorporation by reference in the registration statements (Nos. 333-17971 and 333-82129) on Form S-8 of El Paso Electric Company of our report dated March 8, 2001, relating to the balance sheets of El Paso Electric Company as of December 31, 2000 and 1999 and the related statements of operations, comprehensive operations, changes in common stock equity, and cash flows for the years ended December 31, 2000, 1999 and 1998, which report appears in the December 31, 2000 annual report on Form 10-K of El Paso Electric Company.

                                     KPMG LLP

El Paso, Texas
March 23, 2001