Form 10-Q
period 2001-03-31
EL PASO ELECTRIC CO /TX/
filed 2001-05-15
CIK 31978

================================================================================
                                   Form 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                               -------------------

(Mark One)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2001

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

  As of May 7, 2001, there were 51,392,803 shares of the Company's no par value common stock outstanding.

================================================================================

                    EL PASO ELECTRIC COMPANY AND SUBSIDIARY

                              INDEX TO FORM 10-Q

                                                                                        Page No.
                                                                                        --------
PART I.  FINANCIAL INFORMATION
     Item 1.  Financial Statements
       Consolidated Balance Sheets - March 31, 2001 and December 31,  2000......             1

       Consolidated Statements of Operations - Three Months and Twelve Months
       Ended March 31, 2001 and 2000............................................             3

       Consolidated Statements of Comprehensive Operations - Three Months and
       Twelve Months Ended March 31, 2001 and 2000..............................             4

       Consolidated Statements of Cash Flows - Three Months Ended March 31,
       2001 and 2000............................................................             5

       Notes to Consolidated Financial Statements...............................             6

       Independent Accountants' Review Report...................................            14

     Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations.............................................            15

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk........            21

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings.................................................            23
     Item 6.  Exhibits and Reports on Form 8-K..................................            23

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                    EL PASO ELECTRIC COMPANY AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                ASSETS                                          March 31,
                           (In thousands)                                        2001              December 31,
                                                                              (Unaudited)             2000
                                                                         ------------------   ------------------
Utility plant:
  Electric plant in service............................................  $        1,662,767   $        1,659,539
  Less accumulated depreciation and amortization.......................             413,651              391,675
                                                                         ------------------   ------------------
    Net plant in service...............................................           1,249,116            1,267,864
  Construction work in progress........................................              88,210               72,580
  Nuclear fuel; includes fuel in process of $4,047 and
    $10,430, respectively..............................................              77,598               75,880
  Less accumulated amortization........................................              40,629               36,289
                                                                         ------------------   ------------------
    Net nuclear fuel...................................................              36,969               39,591
                                                                         ------------------   ------------------
      Net utility plant................................................           1,374,295            1,380,035
                                                                         ------------------   ------------------

Current assets:
  Cash and temporary investments.......................................              42,875               11,344
  Accounts receivable, principally trade, net of allowance for
    doubtful accounts of $4,209 and $3,293, respectively...............              92,547               86,647
  Inventories, at cost.................................................              24,578               24,845
  Net undercollection of fuel revenues.................................              14,580               15,733
  Prepayments and other................................................               6,784                9,165
                                                                         ------------------   ------------------
      Total current assets.............................................             181,364              147,734
                                                                         ------------------   ------------------

Long-term contract receivable..........................................               8,811               10,709
                                                                         ------------------   ------------------

Deferred charges and other assets:
  Decommissioning trust fund...........................................              57,316               60,176
  Other................................................................              17,379               17,890
                                                                         ------------------   ------------------
      Total deferred charges and other assets..........................              74,695               78,066
                                                                         ------------------   ------------------

      Total assets.....................................................  $        1,639,165   $        1,616,544
                                                                         ==================   ==================

See accompanying notes to consolidated financial statements.

                    EL PASO ELECTRIC COMPANY AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEETS (Continued)



                        CAPITALIZATION AND LIABILITIES                                  March 31,
                      (In thousands except for share data)                                2001              December 31,
                                                                                      (Unaudited)               2000
                                                                                    -------------          -------------
Capitalization:
  Common stock, stated value $1 per share, 100,000,000 shares authorized, 60,751,658 and 60,429,107 shares issued,
    and 232,120 and 276,066 restricted shares, respectively...................      $      60,984          $      60,705
  Capital in excess of stated value...........................................            245,948                244,528
  Unearned compensation - restricted stock awards.............................             (1,566)                (1,309)
  Retained earnings...........................................................            220,714                202,116
  Accumulated other comprehensive income (net unrealized
    gains on marketable securities), net of tax...............................                212                  2,902
                                                                                    -------------          -------------
                                                                                          526,292                508,942
  Treasury stock, 9,904,237 and 9,230,786 shares, respectively; at cost.......           (105,193)               (96,908)
                                                                                    -------------          -------------
    Common stock equity.......................................................            421,099                412,034
  Long-term debt..............................................................            715,033                715,058
  Financing and capital lease obligations.....................................                  -                 25,165
                                                                                    -------------          -------------
        Total capitalization..................................................          1,136,132              1,152,257
                                                                                    -------------          -------------

Current liabilities:
  Current maturities of long-term debt and financing and
    capital lease obligations.................................................             80,573                 57,663
  Accounts payable, principally trade.........................................             38,852                 39,799
  Taxes accrued other than federal income taxes...............................             15,269                 17,054
  Interest accrued............................................................             17,687                 16,528
  Other.......................................................................             21,827                 15,930
                                                                                    -------------          -------------
        Total current liabilities.............................................            174,208                146,974
                                                                                    -------------          -------------

Deferred credits and other liabilities:
  Decommissioning liability...................................................            130,051                128,129
  Accrued postretirement benefit liability....................................             82,028                 81,784
  Accumulated deferred income taxes, net......................................             56,701                 47,279
  Accrued pension liability...................................................             31,046                 31,134
  Other.......................................................................             28,999                 28,987
                                                                                    -------------          -------------
        Total deferred credits and other liabilities..........................            328,825                317,313
                                                                                    -------------          -------------

Commitments and contingencies

        Total capitalization and liabilities..................................      $   1,639,165          $   1,616,544
                                                                                    =============          =============

See accompanying notes to consolidated financial statements.

                    EL PASO ELECTRIC COMPANY AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (In thousands except for share data)


                                                                Three Months Ended                        Twelve Months Ended
                                                                    March 31,                                  March 31,
                                                         -----------------------------               -----------------------------
                                                             2001              2000                      2001              2000
                                                         -----------       -----------               -----------       -----------
Electric operating revenues........................      $   191,390       $   137,067               $   750,732       $   575,975
                                                         -----------       -----------               -----------       -----------
Energy expenses:
  Fuel.............................................           49,452            27,110                   181,889           109,446
  Coal mine reclamation adjustment.................                -                 -                         -            (6,601)
  Purchased and interchanged power.................           16,611             3,489                    74,339            14,737
                                                         -----------       -----------               -----------       -----------
                                                              66,063            30,599                   256,228           117,582
                                                         -----------       -----------               -----------       -----------
Electric operating revenues net of
 energy expenses...................................          125,327           106,468                   494,504           458,393
                                                         -----------       -----------               -----------       -----------
MiraSol:
  Operating revenues...............................            1,489               978                     5,751             2,987
  Operating expenses...............................            1,889             1,186                     7,373             3,760
                                                         -----------       -----------               -----------       -----------
MiraSol operating loss.............................              400               208                     1,622               773
                                                         -----------       -----------               -----------       -----------
Other electric operating expenses:
  Other operations.................................           33,005            32,375                   132,916           133,332
  Maintenance......................................           11,282             8,343                    44,739            35,736
  Depreciation and amortization....................           22,157            21,789                    87,369            89,918
  Taxes other than income taxes....................           10,727            10,961                    42,920            41,180
                                                         -----------       -----------               -----------       -----------
                                                              77,171            73,468                   307,944           300,166
                                                         -----------       -----------               -----------       -----------
Operating income...................................           47,756            32,792                   184,938           157,454
                                                         -----------       -----------               -----------       -----------
Other income (deductions):
  Investment income, net...........................              901               781                     3,602             4,630
  Litigation settlements...........................                -            (1,000)                        -           (17,500)
  Other, net.......................................             (640)             (863)                   (2,048)            2,466
                                                         -----------       -----------               -----------       -----------
                                                                 261            (1,082)                    1,554           (10,404)
                                                         -----------       -----------               -----------       -----------
Income before interest charges.....................           48,017            31,710                   186,492           147,050
                                                         -----------       -----------               -----------       -----------
Interest charges (credits):
  Interest on long-term debt.......................           16,669            16,572                    67,346            74,051
  Other interest...................................            1,990             1,810                     7,812             7,470
  Interest capitalized.............................           (1,041)             (881)                   (3,916)           (2,419)
                                                         -----------       -----------               -----------       -----------
                                                              17,618            17,501                    71,242            79,102
                                                         -----------       -----------               -----------       -----------
Income before income taxes and
 extraordinary item................................           30,399            14,209                   115,250            67,948
Income tax expense.................................           11,801             5,649                    45,048            25,041
                                                         -----------       -----------               -----------       -----------
Income before extraordinary item...................           18,598             8,560                    70,202            42,907
                                                         -----------       -----------               -----------       -----------
Extraordinary loss on extinguishments of debt,
  net of income tax benefit........................                -               553                     1,219             3,889
                                                         -----------       -----------               -----------       -----------
Net income.........................................           18,598             8,007                    68,983            39,018
Preferred stock redemption costs...................                -                 -                         -                10
                                                         -----------       -----------               -----------       -----------
Net income applicable to common stock..............      $    18,598       $     8,007               $    68,983       $    39,008
                                                         ===========       ===========               ===========       ===========

Basic earnings per common share:
  Income before extraordinary item.................      $      0.36       $      0.16               $      1.32       $      0.74
  Extraordinary loss on extinguishments of debt,
     net of income tax benefit......................                -              0.01                      0.02              0.07
                                                         -----------       -----------               -----------       -----------
     Net income....................................      $      0.36       $      0.15               $      1.30       $      0.67
                                                         ===========       ===========               ===========       ===========
Diluted earnings per common share:
  Income before extraordinary item.................      $      0.36       $      0.15               $     $1.30       $      0.73
  Extraordinary loss on extinguishments of debt,
     net of income tax benefit.....................                -              0.01                      0.02              0.06
                                                         -----------       -----------               -----------       -----------
     Net income....................................      $      0.36       $      0.14               $      1.28       $      0.67
                                                         ===========       ===========               ===========       ===========

Weighted average number of common shares
  outstanding......................................       51,015,982        55,299,922                53,124,544        57,994,205
                                                         ===========       ===========               ===========       ===========
Weighted average number of common shares and
  dilutive potential common shares
   outstanding.....................................       51,989,157        55,812,310                54,044,220        58,504,483
                                                         ===========       ===========               ===========       ===========


See accompanying notes to consolidated financial statements.

                    EL PASO ELECTRIC COMPANY AND SUBSIDARY
              CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                  (Unaudited)
                                (In thousands)


                                                           Three Months Ended                         Twelve Months Ended
                                                               March 31,                                   March 31,
                                                       -----------------------------               -----------------------------
                                                           2001              2000                      2001              2000
                                                       -----------       -----------               -----------       -----------
Net income........................................     $    18,598       $     8,007               $    68,983       $    39,018
Other comprehensive income (loss):
 Net unrealized gains (losses) on marketable
   securities, net of income tax benefit
   (expense) of $1,448, $(304), $2,440
   and $(1,618), respectively.....................          (2,690)              565                    (4,532)            3,005
                                                       -----------       -----------               -----------       -----------
Comprehensive income..............................          15,908             8,572                    64,451            42,023
Preferred stock redemption costs..................               -                 -                         -                10
                                                       -----------       -----------               -----------       -----------
Comprehensive income applicable
 to common stock..................................     $    15,908       $     8,572               $    64,451       $    42,013
                                                       ===========       ===========               ===========       ===========

See accompanying notes to consolidated financial statements.

                    EL PASO ELECTRIC COMPANY AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)


                                                                                         Three Months Ended
                                                                                               March 31,
                                                                                  ---------------------------------
                                                                                    2001                    2000
                                                                                  --------               ----------
Cash flows from operating activities:
  Net income..............................................................        $ 18,598               $    8,007
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization of electric plant in service............          22,157                   21,789
    Amortization of nuclear fuel..........................................           4,340                    4,513
    Deferred income taxes, net............................................          10,870                    5,023
    Extraordinary loss on extinguishments of debt, net of
       income tax benefit.................................................               -                      553
    Amortization and accretion of interest costs..........................           2,373                    2,345
    Other operating activities............................................             510                      900
  Change in:
    Accounts receivable...................................................          (5,900)                   7,831
    Inventories...........................................................             267                      415
    Net under/overcollection of fuel revenues.............................           1,153                    1,874
    Prepayments and other.................................................           2,381                    1,749
    Long-term contract receivable.........................................           1,898                    1,588
    Accounts payable......................................................            (947)                    (759)
    Taxes accrued other than federal income taxes.........................          (1,785)                  (1,620)
    Interest accrued......................................................           1,159                     (655)
    Other current liabilities.............................................           5,897                    2,094
    Deferred charges and credits..........................................              25                     (283)
                                                                                  --------               ----------
      Net cash provided by operating activities...........................          62,996                   55,364
                                                                                  --------               ----------
Cash flows from investing activities:
  Cash additions to utility property, plant and equipment.................         (17,547)                 (15,250)
  Cash additions to nuclear fuel..........................................          (1,560)                  (1,488)
  Interest capitalized:
    Utility property, plant and equipment.................................            (884)                    (726)
    Nuclear fuel..........................................................            (157)                    (155)
  Investment in decommissioning trust fund................................          (1,277)                  (1,271)
  Other investing activities..............................................            (355)                      57
                                                                                  --------               ----------
      Net cash used for investing activities..............................         (21,780)                 (18,833)
                                                                                  --------               ----------
Cash flows from financing activities:
  Proceeds from exercise of stock options.................................           1,330                        -
  Purchases of treasury stock.............................................          (8,285)                 (24,633)
  Repurchases of and payments on long-term debt...........................             (24)                 (13,757)
  Nuclear fuel financing obligations:
    Proceeds..............................................................           2,340                    2,308
    Payments..............................................................          (4,595)                  (4,800)
  Payments on capital lease obligations...................................               -                     (841)
  Other financing activities..............................................            (451)                    (190)
                                                                                  --------               ----------
      Net cash used for financing activities..............................          (9,685)                 (41,913)
                                                                                  --------               ----------
Net increase (decrease) in cash and temporary investments.................          31,531                   (5,382)
Cash and temporary investments at beginning of period.....................          11,344                   37,234
                                                                                  --------               ----------
Cash and temporary investments at end of period...........................        $ 42,875               $   31,852
                                                                                  ========               ==========

See accompanying notes to consolidated financial statements.

                    EL PASO ELECTRIC COMPANY AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

A. Principles of Preparation

   The consolidated financial statements include the accounts of El Paso Electric Company and its wholly owned subsidiary, MiraSol Energy Services, Inc. ("MiraSol") (collectively the "Company"). MiraSol, which began operations as a separate subsidiary in March 2001, provides energy efficiency products and services previously provided by the Company's Energy Services Business Group. All intercompany transactions and balances have been eliminated in consolidation. Additionally, the revenues and expenses of the former Energy Services Business Group have been reclassified for all periods presented in the accompanying consolidated statements of operations as MiraSol revenues and expenses.

   Pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in financial statements prepared in accordance with generally accepted accounting principles.

   These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto in the Annual Report of El Paso Electric Company on Form 10-K for the year ended December 31, 2000 (the "2000 Form 10-K"). Capitalized terms used in this report and not defined herein have the meaning ascribed for such terms in the 2000 Form 10-K. In the opinion of management of the Company, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at March 31, 2001 and December 31, 2000; the results of its operations for the three and twelve months ended March 31, 2001 and 2000; and its cash flows for the three months ended March 31, 2001 and 2000. The results of operations for the three and twelve months ended March 31, 2001 and the cash flows for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full calendar year.

   At January 1, 2001, the Company adopted Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended, including implementation guidance discussed by the FASB's Derivatives Implementation Group (the "DIG") and cleared by the FASB as of January 1, 2001. This standard requires the recognition of derivatives as either assets or liabilities in the balance sheet with measurement of those instruments at fair value. Any changes in the fair value of these instruments are recorded in earnings or other comprehensive income.

   The Company completed the review of all of its current financial instruments and commodity contracts, including fuel supply, purchased power and power sales contracts. The Company uses commodity contracts to manage its exposure to price and availability risks and these contracts generally have the characteristics of derivatives. The Company does not trade or use these instruments with the objective of earning financial gains on the commodity price fluctuations. The Company has determined that all these contracts that had the characteristics of derivatives met the "normal purchases and normal sales" exception provided in SFAS 133, and, as such, were not required to be accounted for as derivatives pursuant to SFAS 133 and other guidance.

                    EL PASO ELECTRIC COMPANY AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

   On March 21, 2001, DIG Issue C10, "Can Option Contracts and Forward Contracts with Optionality Features Qualify for the Normal Purchases and Normal Sales Exception," was cleared by the FASB and is effective as of April 1, 2001. This DIG provides guidance related to whether contracts with certain optionality features are eligible for the normal purchase and normal sale exception. The Company has not yet completed its analysis of the implications of this guidance. This guidance may require the Company to account for certain of its electricity and gas commodity contracts, as derivatives pursuant to SFAS 133. Any such change in the Company's accounting for such contracts may be material to the Company's reported financial position or results of operations and would be accounted for as a cumulative-effect-type adjustment as of April 1, 2001.

   Additionally, there remain a number of other unresolved issues before the DIG, the ultimate resolution of which may impact the Company's application of SFAS 133.

Supplemental Cash Flow Disclosures (in thousands)

                                                                      Three Months Ended March 31,
                                                                    ------------------------------
                                                                      2001                   2000
                                                                    -------                -------
Cash paid for:
   Interest on long-term debt (1)...................                $15,074                $16,507
   Other interest...................................                      6                     86
Non-cash investing and financing activities:
   Grants of restricted shares of
       common stock.................................                    757                    924

--------------
 (1) Includes interest on bonds, letter of credit fees related to bonds, and interest on nuclear fuel financing not capitalized.

                    EL PASO ELECTRIC COMPANY AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


Reconciliation of Basic and Diluted Earnings Per Common Share

   The reconciliation of basic and diluted earnings per common share before extraordinary item is presented below:

                                                            Three Months Ended March 31,
                                       ----------------------------------------------------------------------
                                                          2001                                2000
                                       ----------------------------------  ----------------------------------
                                                                    Per                                 Per
                                                                   Common                              Common
                                          Income         Shares    Share      Income         Shares    Share
                                       -------------   ----------  ------  -------------   ----------  ------
                                       (In thousands)                      (In thousands)
Basic earnings per share:
 Income before extraordinary
  item...............................        $18,598   51,015,982   $0.36         $8,560   55,299,922   $0.16
                                                                    =====                               =====

Effect of dilutive securities:
 Unvested restricted stock...........              -       24,851                      -       20,116
 Stock options.......................              -      948,324                      -      492,272
                                       -------------   ----------          -------------   ----------

Diluted earnings per share:
 Income before extraordinary
  item...............................        $18,598   51,989,157   $0.36         $8,560   55,812,310   $0.15
                                       =============   ==========   =====  =============   ==========   =====


                                                            Twelve Months Ended March 31,
                                       ----------------------------------------------------------------------
                                                          2001                                2000
                                       ----------------------------------  ----------------------------------
                                                                    Per                                 Per
                                                                   Common                              Common
                                          Income         Shares    Share      Income         Shares    Share
                                       -------------   ----------  ------  -------------   ----------  ------
                                       (In thousands)                      (In thousands)
Income before extraordinary item.....        $70,202                             $42,907
 Less:
  Preferred stock:
    Redemption costs.................              -                                  10
                                       -------------                       -------------
Basic earnings per common share:
 Income before extraordinary
  item applicable to common
  stock..............................         70,202   53,124,544   $1.32         42,897   57,994,205   $0.74
                                                                   ======                              ======

Effect of dilutive securities:
 Unvested restricted stock...........              -       57,016                      -       37,758
 Stock options.......................              -      862,660                      -      472,520
                                       -------------   ----------          -------------   ----------

Diluted earnings per common share:
 Income before extraordinary
  item applicable to common
  stock..............................        $70,202   54,044,220   $1.30        $42,897   58,504,483   $0.73
                                       =============   ==========  ======  =============   ==========  ======

   Options that were excluded from the computation of diluted earnings per common share because the exercise price was greater than the average market price of the common shares for the period are listed below:

   1) 60,000 options granted May 29, 1998 at an exercise price of $9.50 were excluded for the second through fourth quarters of 1999 and the first quarter of 2000.
   2) 100,000 options granted January 11, 1999 at an exercise price of $8.75 were excluded for the second quarter of 1999.

                    EL PASO ELECTRIC COMPANY AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


   3) 42,432 options granted January 1, 2000 at an exercise price of $9.81 were excluded for the first quarter of 2000.
   4) 50,000 options granted March 15, 2000 at an exercise price of $9.50 were excluded for the first quarter of 2000.
   5) 2,107 options granted October 1, 2000 at an exercise price of $13.77 were excluded for the fourth quarter of 2000 and the first quarter of 2001.
   6) 150,000 options granted December 15, 2000 at an exercise price of $12.60 were excluded for the first quarter of 2001.
   7) 2,941 options granted January 1, 2001 at an exercise price of $13.20 were excluded for the first quarter of 2001.

B. Regulation

   For a full discussion of the Company's regulatory matters, see Note B of Notes to Financial Statements in the 2000 Form 10-K.

Texas Regulatory Matters

   Deregulation. The Texas Restructuring Law requires most electric utilities to separate their power generation activities from transmission and distribution activities by January 1, 2002. However, the law specifically recognizes and preserves the substantial benefits the Company bargained for in its Texas Rate Stipulation and Texas Settlement Agreement, exempting the Company's Texas service area from retail competition and preserving non-fuel base rates at their current levels until the end of the Freeze Period. At the end of the Freeze Period, the Company will be subject to the provisions of retail competition under the law and will have no further claim for recovery of stranded costs.
The Company believes that its continued ability to provide bundled electric service at current frozen base rates in its Texas service area will allow the Company the opportunity to collect its Texas jurisdictional stranded costs.

   Although the Company is not subject to the Texas restructuring requirements until the expiration of the Freeze Period, the Company sought Texas Commission approval of the Company's proposed corporate restructuring in anticipation of complying with the restructuring requirements of the New Mexico Restructuring Law. In December 2000, the Texas Commission approved the Company's corporate restructuring plan. The New Mexico Restructuring Law was subsequently amended, and currently does not require separation of the Company's generation activities from its transmission and distribution activities until January 1, 2007, but does allow separation as early as September 1, 2005. In either 2004 or 2005, the Company will seek New Mexico Commission approval to separate the Company's generation activities from its transmission and distribution activities to allow
the Company to comply with the Texas Restructuring Law requirements.   The
Company has applied for New Mexico Commission approval to form a holding company consistent with the amended New Mexico Law. See "New Mexico Regulatory Matters."

   Fuel. Although the Company's base rates are frozen in Texas pursuant to the Texas Rate Stipulation, the Company can request adjustments to its fuel factor to more accurately reflect projected

                    EL PASO ELECTRIC COMPANY AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

increases or decreases in energy costs associated with the provision of electricity as well as seek recovery of past undercollections of fuel revenues. Beginning in the second quarter of 2000, the Company's average Texas jurisdictional energy costs exceeded its fuel factor due to substantial increases in the prices of natural gas and purchased power. Accordingly, the Company experienced a significant underrecovery of its actual energy expenses. In August 2000, the Company filed a petition with the Texas Commission to increase its fixed fuel factor from $0.01435 per kWh to $0.02186 per kWh. The Texas Commission granted final approval of the increased fuel factor in November 2000. The new fuel factor increased fuel revenue collections by $12.2 million in 2000 and $8.4 million during the first quarter of 2001.

   On January 8, 2001, the Company filed a second petition with the Texas Commission for an additional fuel factor increase to $0.02915 per kWh and a 12-month surcharge of previously undercollected fuel costs. On May 4, 2001, the Company filed a unanimous settlement agreement between the Company and the parties which had intervened, including the City of El Paso. The settlement reflects a reduction in future anticipated gas costs and higher than previously anticipated off-system sales margins resulting in a stipulated fuel factor of $0.02495 per kWh. This factor was implemented on an interim basis in April 2001. The agreement also provides for the surcharge of underrecovered fuel costs as of December 31, 2000 of approximately $15 million plus interest over an 18-month period beginning with the first billing cycle in June 2001. The settlement provides for the final agreement between the parties for the non-recovery of certain purchased power contract costs as well as the favorable disposition of previously unrecognized Palo Verde performance rewards, which taken together, and if approved by the Texas Commission will not have any material adverse effects on the Company's results of operations. The Company also agreed to a prospective change in these performance standards which have the effect of materially reducing the opportunity for future rewards or penalties on a symmetrical basis. The settlement agreement is subject to review by a hearings officer and final approval of the Texas Commission which the Company anticipates should occur by mid-year.

   Any fuel surcharge granted to the Company, as well as the Company's other energy expenses not otherwise finally resolved in the settlement agreement, will be subject to final review by the Texas Commission in the Company's next fuel reconciliation proceeding, which is expected to be filed by the middle of 2002. The Texas Commission staff, local regulatory authorities such as the City of El Paso, and customers are entitled to intervene in a fuel reconciliation proceeding and to challenge the prudence of fuel and purchased power expenses not otherwise finally resolved in the settlement agreement.

New Mexico Regulatory Matters

   Deregulation. In March 2001, the New Mexico Legislature amended the New Mexico Restructuring Law to postpone deregulation in New Mexico until January 1, 2007, and prohibit the separation of a utility's transmission and distribution activities from its existing generation activities until September 1, 2005. The amended New Mexico Restructuring Law permits utilities to form holding companies and, through the holding company, participate in unregulated power production, provided the utility does not separate its transmission and distribution activities from its existing generation activities.

   The amended New Mexico law requires the New Mexico Commission to approve previously filed applications to form holding companies to the extent that they do not conflict with the provisions of the

                    EL PASO ELECTRIC COMPANY AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


law as amended and are otherwise in the public interest. Accordingly, in early April 2001, the Company filed its suggested amendments to its previously filed proposed corporate restructuring plan. The filing seeks to conform the Company's proposal with the requirements under the amended law which requires the regulated utility to continue to own all regulated generation currently owned and operated by the utility. The Company's proposal requests approval to form a holding company with three subsidiaries: (i) a regulated utility with both generation and transmission and distribution properties; (ii) an energy services subsidiary; and (iii) a "shared services" subsidiary which would provide administrative services to its corporate affiliates. The New Mexico Commission has scheduled hearings on the Company's proposal for mid-May 2001 and should issue an order by July 2001. Upon receipt of New Mexico Commission approval, the Company will have received all necessary regulatory approvals except for Securities and Exchange Commission authorization which would be sought along with shareholder approval if the Company decides to proceed with the formation of a holding company prior to 2005.

   While the Company is continuing to evaluate the possible benefits, if any, of forming a holding company prior to 2005, it cannot separate its existing generation activities from its transmission and distribution activities until September 1, 2005. In either 2004 or 2005, the Company will seek New Mexico Commission approval to separate the Company's generation activities from its transmission and distribution activities to allow the Company to comply with the Texas Restructuring Law requirements.

   Fuel. The New Mexico Settlement entered into in October 1998 incorporated the then existing fuel factor of $0.01949 per kWh into frozen base rates. Accordingly, the Company was required to absorb any increases in fuel and purchased power ("energy") expenses related to its New Mexico retail customers until the expiration of the rate freeze on April 30, 2001. The average energy costs incurred for New Mexico jurisdictional customers currently exceed this fuel factor by a substantial amount. Therefore, on April 23, 2001, the Company filed a petition with the New Mexico Commission requesting an increase in base rates, primarily to reflect these increased energy costs. The Company's filing is based on the terms of its 1998 Rate Stipulation and reflects the Company's entitlement to an approximate $50 million increase in New Mexico jurisdictional revenues under the terms of that agreement. However, the Company believes recovery of this $50 million increase would require 10 to 12 months of litigation with the New Mexico Commission and intervenors. Accordingly, within this petition the Company is also proposing a settlement that would reinstate a fixed fuel factor in lieu of a base rate increase. The new fixed fuel factor would provide the Company with a more efficient and timely manner in which to request rate changes for future increases and decreases of energy expenses. The proposed fixed fuel factor of $0.01501 per kWh would increase fuel revenues by approximately $19 million annually, and would be in addition to the fuel factor that is currently included in base rates. The Company's proposed settlement is substantially lower than the increase related to energy costs that is included in the petition for a base rate increase. The proposed fixed fuel factor would result in a substantially lower rate increase for New Mexico customers and would keep overall retail rates more consistent with the retail rates charged to Texas jurisdictional customers. The reinstatement of a fixed fuel factor would also substantially mitigate the financial risk to the Company of any further energy cost increases.

   The Company's proposed settlement is contingent upon the timely reinstatement of a fixed fuel factor by the New Mexico Commission. If this proposal is not accepted by mid-June 2001, the

                    EL PASO ELECTRIC COMPANY AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


Company has informed the parties of its current intention to withdraw its settlement proposal, proceed with its base rate increase request and seek interim rate relief as provided under New Mexico law.

C. Common Stock Repurchase Program

   The Company's Board of Directors previously approved two stock repurchase programs allowing the Company to purchase up to twelve million of its outstanding shares of common stock. As of March 31, 2001, the Company had repurchased 9,833,929 shares of common stock under these programs for approximately $104.7 million, including commissions. The Company expects to continue to make purchases primarily in the open market at prevailing prices and will also engage in private transactions, if appropriate. Any repurchased shares will be available for issuance under employee benefit and stock option plans, or may be retired.

D. Commitments and Contingencies

   For a full discussion of commitments and contingencies, including environmental matters related to the Company, see Note H of Notes to Financial Statements in the 2000 Form 10-K. In addition, see Note C of Notes to Financial Statements in the 2000 Form 10-K regarding matters related to Palo Verde, including decommissioning, spent fuel storage, disposal of low-level radioactive waste and liability and insurance matters.

Power Contracts

   During the first quarter of 2001, the Company had entered into contracts for forward purchases of firm on-peak energy as follows: (i) 103 MW monthly during 2001 from Southwestern Public Service Company; (ii) 50 MW monthly during 2002 from Enron Power Marketing ("Enron"); (iii) 25 MW monthly during 2002 from Mirant Americas Energy Marketing ("Mirant"); and (iv) 25 MW from Mirant for April 2002 through October 2002. The Company had not entered into any new contracts for forward sales of energy as of March 31, 2001.

   During April 2001, the Company entered into contracts for purchases of firm on-peak energy to be delivered in May 2001 as follows: (i) 50 MW from Enron;
(ii) 50 MW from American Electric Power Service; (iii) 25 MW from Sempra Energy; and (iv) 25 MW from Williams Energy Marketing & Trading Company. The Company also contracted to sell 25 MW of firm off-peak energy to Enron from July 2001 through September 2001.

Environmental Matters

   The Company is subject to regulation with respect to air, soil and water quality, solid waste disposal and other environmental matters by federal, state and local authorities. These authorities govern current facility operations and exercise continuing jurisdiction over facility modifications. Environmental regulations can change rapidly and are difficult to predict. Substantial expenditures may be required to comply with these regulations. The Company analyzes the costs of its obligations arising from environmental matters on an ongoing basis, and management believes it has made adequate

                    EL PASO ELECTRIC COMPANY AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


provision in its consolidated financial statements to meet such obligations. However, unforeseen expenses associated with compliance could have a material adverse effect on the future operations and financial condition of the Company.

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

                     Independent Accountants' Review Report
                     --------------------------------------



The Shareholders and the Board of Directors
El Paso Electric Company:


We have reviewed the accompanying condensed consolidated balance sheet of El Paso Electric Company and subsidiary (the Company) as of March 31, 2001, the related condensed consolidated statements of operations and comprehensive operations for the three months and twelve months ended March 31, 2001 and 2000, and the related condensed consolidated statements of cash flows for the three months ended March 31, 2001 and 2000. These condensed consolidated financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of El Paso Electric Company as of December 31, 2000, and the related statements of operations, comprehensive operations, changes in common stock equity and cash flows for the year then ended (not presented herein); and in our report dated March 8, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



                                         KPMG LLP



El Paso, Texas
May 4, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The information contained in this Item 2 updates, and should be read in conjunction with, the information set forth in Part II, Item 7 of the Company's 2000 Form 10-K.

   Statements in this document, other than statements of historical information, are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, as well as other oral and written forward-looking statements made by or on behalf of the Company from time to time, including statements contained in the Company's filings with the Securities and Exchange Commission and its reports to shareholders, involve known and unknown risks and other factors which may cause the Company's actual results in future periods to differ materially from those expressed in any forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: (i) increased prices for fuel and purchased power, (ii) the possibility that regulators may not permit the Company to pass through all such increased costs to customers, (iii) the costs of unscheduled outages and (iv) other factors discussed below under the headings "Overview" and "Liquidity and Capital Resources," as well as in the Company's filings with the Securities and Exchange Commission. The Company's filings are available from the Securities and Exchange Commission or may be obtained upon request from the Company. Any such forward-looking statement is qualified by reference to these risks and factors. The Company cautions that these risks and factors are not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company except as required by law.

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

   The electric utility industry in general and the Company in particular are facing significant challenges and increased competition as a result of changes in federal provisions relating to third-party transmission services and independent power production, as well as changes in state laws and regulatory provisions relating to wholesale and retail service. In 1999, both Texas and New Mexico passed industry deregulation legislation requiring the Company to separate its transmission and distribution functions, which will remain regulated, from its power generation and energy services businesses, which will operate in a competitive market in the future. New Mexico recently amended its deregulation law to delay the implementation date. While the Company is not subject to deregulation in its Texas and

New Mexico jurisdictions until late 2005 and January 2007, respectively, the potential effects of competition in the power generation and energy services markets remain important to the Company. There can be no assurance that the deregulation of the power generation market will not adversely affect the future operations, cash flows and financial condition of the Company.

   The changing regulatory environment and the advent of unregulated power production have created a substantial risk that the Company will lose important customers. The Company's wholesale and large retail customers already have, in varying degrees, additional alternate sources of economical power, including co-generation of electric power. Historically, the Company has lost certain large retail customers to self generation and/or co-generation and seen reductions in wholesale sales due to new sources of generation. American National Power, Inc., a wholly-owned subsidiary of International Power PLC, has announced it is exploring the possibility of building a generation plant in El Paso, Texas, and Duke Energy has announced it is exploring the possibility of building a generation plant in Deming, New Mexico. If the Company loses a significant portion of its retail customer base or wholesale sales, the Company may not be able to replace such revenues through either the addition of new customers or an increase in rates to remaining customers.

   Another risk to the Company is potential increased costs, including the risk of additional or unanticipated costs at Palo Verde resulting from (i) increases in operation and maintenance expenses; (ii) the replacement of steam generators;
(iii) an extended outage of any of the Palo Verde units; (iv) increases in estimates of decommissioning costs; (v) the storage of radioactive waste, including spent nuclear fuel; and (vi) compliance with the various requirements and regulations governing commercial nuclear generating stations. At the same time, the Company's Texas retail base rates are effectively capped through a rate freeze ending in August 2005. Additionally, upon initiation of retail competition, there will be competitive pressure on the Company's power generation rates which could reduce its profitability. The Company also cannot assure that its revenues will be sufficient to recover any increased costs, including any increased costs in connection with Palo Verde or other operations, whether as a result of inflation, changes in tax laws or regulatory requirements, or other causes.

   During the twelve months ended March 31, 2001, the Company was unable to pass through to certain customers increased energy expenses resulting from higher natural gas prices and increased power purchases needed because of unscheduled generating unit outages. The Company was unable to request increased rates in its New Mexico service area prior to May 1, 2001, and is unable to increase rates under certain small wholesale contracts, to compensate for increased energy expenses. From April 1, 2000 through March 31, 2001, the Company incurred increased energy expenses which cannot be recovered from New Mexico and certain wholesale customers of approximately $11.0 million, net of tax, compared to the same period a year earlier. The Company may not be able to recover its increased energy costs from its New Mexico customers during 2001 and the first quarter of 2002. See Item 1, Note B, "Regulation - New Mexico Regulatory Matters - Fuel" and Item 3, "Quantitative and Qualitative Disclosures About Market Risk - Commodity Price Risk."

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

   As of March 31, 2001, cash and temporary investments totaled $42.9 million, an increase of $31.6 million from the December 31, 2000 balance of $11.3 million. The Company repaid the remaining $34.6 million of Series B First Mortgage Bonds at their maturity on May 1, 2001 from cash on hand. The Company has a $100 million revolving credit facility, which provides up to $70 million for nuclear fuel purchases and up to $50 million (depending on the amount of borrowings outstanding for nuclear fuel purchases) for working capital needs. The revolving credit facility's term ends on February 8, 2002, when it is expected to be renewed or replaced on comparable terms. At March 31, 2001, approximately $45.9 million had been drawn for nuclear fuel purchases. No amounts are currently outstanding on this facility for working capital needs.

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

   The Company has significantly reduced its long-term debt since its emergence from bankruptcy in 1996. From June 1, 1996 through May 7, 2001, the Company repurchased approximately $353.7 million of first mortgage bonds as part of an aggressive deleveraging program. No first mortgage bonds were repurchased during the first quarter of 2001. As mentioned above, the Company repaid the remaining $34.6 million of Series B First Mortgage Bonds at their maturity on May 1, 2001 from cash on hand. Common stock equity as a percentage of capitalization, excluding current maturities of long-term debt, has increased from 19% at June 30, 1996 to 37% at March 31, 2001.

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

   The Company's Board of Directors previously approved two stock repurchase programs allowing the Company to purchase up to twelve million of its outstanding shares of common stock. As of May 7, 2001, the Company had repurchased 9,833,929 shares of common stock under these programs for approximately $104.7 million, including commissions. The Company expects to continue to make purchases primarily in the open market at prevailing prices and will also engage in private transactions, if appropriate. Any repurchased shares will be available for issuance under employee benefit and stock option plans, or may be retired.

                        Historical Results of Operations

                                                            Three Months                        Twelve Months
                                                           Ended March 31,                      Ended March 31,
                                                       -----------------------              -----------------------
                                                         2001            2000                 2001            2000
                                                       -------          ------              -------         -------
Net income applicable to common stock
  before extraordinary item (in thousands)....         $18,598          $8,560              $70,202         $42,897
Diluted earnings per common share
  before extraordinary item...................            0.36            0.15                 1.30            0.73

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

   Electric operating revenues net of energy expenses increased $18.9 million and $36.1 million for the three and twelve months ended March 31, 2001, respectively, compared to the same periods last year, primarily due to changes in the following (in thousands):


                                                               Three                 Twelve
                                                               Months                Months
                                                               Ended                 Ended
                                                              -------               --------
Economy sales margins.............................            $19,158               $ 37,607
Retail kWh sales..................................              5,435                 23,700
Energy expenses not recovered in New Mexico
 service area.....................................             (5,528)               (18,035)
Coal mine reclamation adjustment..................                  -                 (6,601)
Other.............................................               (206)                  (562)
                                                              -------               --------
   Total..........................................            $18,859               $ 36,109
                                                              =======               ========

   Comparisons of kWh sales and electric operating revenues are shown below (in thousands):

                                                                                             Increase (Decrease)
                                                                                         ----------------------------
Three Months Ended March 31:                        2001                2000                 Amount        Percent
----------------------------                     ----------          ----------          ------------   -------------
Electric kWh sales:
  Retail..................................        1,442,647           1,340,181               102,466            7.6%
  Sales for resale........................          322,420             271,730                50,690           18.7    (1)
  Economy sales...........................          354,959             605,882              (250,923)         (41.4)   (2)
                                                 ----------          ----------             ---------
   Total..................................        2,120,026           2,217,793               (97,767)          (4.4)
                                                 ==========          ==========             =========
Electric operating revenues:
  Retail..................................       $  122,827          $  107,937             $  14,890           13.8%
  Sales for resale........................           18,291              12,911                 5,380           41.7    (3)
  Economy sales...........................           47,502              14,769                32,733          221.6    (4)
  Other (5)...............................            2,770               1,450                 1,320           91.0    (6)
                                                 ----------          ----------             ---------
   Total..................................       $  191,390          $  137,067             $  54,323           39.6
                                                 ==========          ==========             =========


                                                                                             Increase (Decrease)
                                                                                         ----------------------------
Twelve Months Ended March 31:                       2001                2000                 Amount        Percent
-----------------------------                    ----------          ----------          ------------   -------------
Electric kWh sales:
  Retail..................................        6,217,208           5,883,837               333,371            5.7%
  Sales for resale........................        1,333,230           1,030,445               302,785           29.4    (7)
  Economy sales...........................        1,463,365           1,636,786              (173,421)         (10.6)   (2)
                                                 ----------          ----------             ---------
   Total..................................        9,013,803           8,551,068               462,735            5.4
                                                 ==========          ==========             =========
Electric operating revenues:
  Retail..................................       $  545,198          $  478,962             $  66,236           13.8%
  Sales for resale........................           75,542              51,707                23,835           46.1    (8)
  Economy sales...........................          117,651              39,214                78,437          200.0    (4)
  Other (5)...............................           12,341               6,092                 6,249          102.6    (9)
                                                 ----------          ----------             ---------
   Total..................................       $  750,732          $  575,975             $ 174,757           30.3
                                                 ==========          ==========             =========

---------------
(1) Primarily due to increased kWh sales to Imperial Irrigation District
    ("IID").
(2) Primarily due to decreased power production and availability resulting from increased maintenance outages of the Company's generating units and an earlier start of the Palo Verde fuel outage.
(3) Primarily due to increased energy expenses that are passed through directly to certain wholesale customers.
(4) Primarily due to (i) increased margins and (ii) higher prices as a result of increased energy expenses.
(5) Represents revenues with no related kWh sales.
(6) Primarily due to increased transmission revenues.
(7) Primarily due to (i) increased kWh sales to IID and (ii) sales to CFE as a result of a contract that was effective from June through August 2000 with no comparable sales to CFE in the prior period.
(8) Primarily due to (i) increased energy expenses that are passed through directly to certain wholesale customers and (ii) sales to CFE as noted above.
(9) Primarily due to (i) margins on swaps entered into with a large power marketer in order to lock in a fixed price on certain power purchases during the summer of 2000 and (ii) increased transmission revenues.

   Other electric operations and maintenance expense increased $3.6 million and $8.6 million for the three and twelve months ended March 31, 2001, respectively, compared to the same periods last year as follows (in thousands):


                                                                                         Increase
Three Months Ended March 31:                         2001                 2000           (Decrease)
----------------------------                       -------              -------       ---------------
Maintenance expense at
  generation plants.......................         $ 9,112              $ 6,226            $ 2,886    (1)
Pensions and benefits expense.............           6,968                5,368              1,600    (2)
Customer accounts expense.................           3,362                2,387                975    (3)
Outside services expense..................             857                2,208             (1,351)   (4)
Other.....................................          23,988               24,529               (541)
                                                   -------              -------            -------
   Total other electric operations
     and maintenance expense..............         $44,287              $40,718            $ 3,569
                                                   =======              =======            =======


                                                                                         Increase
Twelve Months Ended March 31:                        2001                2000           (Decrease)
-----------------------------                      -------              -------       ---------------
Maintenance expense at
  generation plants.......................        $ 34,263             $ 26,705            $ 7,558    (5)
Customer accounts expense.................          11,691               10,121              1,570    (3)
Pensions and benefits expense.............          25,596               24,583              1,013
Outside services expense..................           7,379                9,939             (2,560)   (4)
Other.....................................          98,726               97,720              1,006
                                                  --------             --------            -------
   Total other electric operations
     and maintenance expense..............        $177,655             $169,068            $ 8,587
                                                  ========             ========            =======

--------------------
   (1) Primarily due to scheduled maintenance outages.
   (2) Primarily due to an accrual for employee bonuses for 2001.
   (3) Primarily due to an increase in the provision for uncollectible accounts due to bankruptcy of a large customer.
   (4) Primarily due to a decrease in consulting fees related to: (i) Y2K; (ii) stranded cost studies; and (iii) public relations with no comparable fees in the current period.
   (5) Primarily due to (i) scheduled maintenance outages in 2001; (ii) unscheduled maintenance due to a mechanical problem with a turbine shaft during the third quarter of 2000; and (iii) an insurance claim receivable recognized in December 1999 for expenses of a major overhaul of a gas turbine at a local plant that were recognized in prior periods.

   Depreciation and amortization expense did not change significantly for the three months ended March 31, 2001 compared to the same period last year. The decrease of $2.5 million for the twelve months ended March 31, 2001 compared to the same period last year was primarily due to a change in the estimated depreciable life in the first quarter of 2000 of the plant investment related to the decommissioning of Palo Verde.

   Taxes other than income taxes did not change significantly for the three months ended March 31, 2001 compared to the same period last year. The increase of $1.7 million for the twelve months ended March 31, 2001 compared to the same period last year was primarily due to (i) a $3.1 million reversal in December 1999 of sales tax reserves established in prior years and (ii) an increase in Texas revenue related taxes due to higher operating income in the current period. These increases were partially offset by (i) a $1.9 million decrease in Arizona property taxes as a result of depreciation and a regulatory basis plant writedown pursuant to the New Mexico Settlement Agreement and (ii) a $0.4 million franchise tax refund in September 2000.

   Other income (deductions) increased $1.3 million and $12.0 million for the three and twelve months ended March 31, 2001, respectively, compared to the same periods last year due to (i) litigation settlements of $1.0 million for the three and twelve months ended March 31, 2000 and (ii) the accrual of the $16.5 million settlement agreement payment to Las Cruces in December 1999, with no comparable activity in the current period. The twelve month increase was partially offset by (i) an adjustment of $1.7 million to increase the reported cash value of Company-owned life insurance policies in December 1999 and (ii) a gain realized on the disposition of non-utility property of $2.4 million during the twelve months ended March 31, 2000 with no comparable activity in the current period.

   Interest charges did not change significantly for the three months ended March 31, 2001 compared to the same period last year. The decrease of $7.9 million for the twelve months ended March 31, 2001 compared to the same period last year was primarily due to (i) a reduction in outstanding debt as a result of open market purchases of the Company's first mortgage bonds and (ii) adjustments to postload nuclear fuel to write-off a portion of accumulated interest capitalized prior to 1999 and discontinue capitalizing interest in 1999. These decreases were partially offset by an increase in interest charges related to the remarketing of the pollution control bonds in August 2000.

   Income tax expense, excluding the tax effect of the extraordinary item, increased $6.2 million for the three months ended March 31, 2001 primarily due to changes in pretax income. The increase of $20.0 million for the twelve months ended March 31, 2001 compared to the same period last year was primarily due to changes in pretax income and certain permanent differences including (i) an increase in nondeductible transition costs; (ii) a decrease in the adjustment to the cash value of Company-owned life insurance policies and (iii) a decrease in tax-exempt income.

   Extraordinary loss on extinguishments of debt, net of income tax benefit, represents the payment of premiums on debt extinguishments and the recognition of unamortized issuance expenses on that debt.

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

   The Company is exposed to market risk due to changes in interest rates, equity prices and commodity prices. See the Company's 2000 Form 10-K, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," for a complete discussion of the market risks faced by the Company and the Company's market risk sensitive assets and liabilities. As of March 31, 2001, there have been no material changes in the interest rate and equity price risks faced by the Company or the fair values of assets and liabilities disclosed in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in the Company's 2000 Form 10-K. However, due to increased costs of fuel and purchased power ("energy costs") over the last twelve months, the Company continues to face increased commodity price risk, as discussed below.

                              Commodity Price Risk

   The Company utilizes contracts of various durations for the purchase of natural gas, uranium concentrates and coal to effectively manage its available fuel portfolio. These agreements contain fixed and variable pricing provisions and are settled by physical delivery. The fuel contracts with variable pricing provisions, as well as substantially all of the Company's purchased power requirements, are exposed to fluctuations in prices due to unpredictable factors, including weather, which impact supply and demand. Natural gas and purchased power prices have increased significantly since May 2000 and are expected to remain high on average over the next twelve months.

   The Company's exposure to fuel and purchased power price risk is substantially mitigated through the operation of the Texas Commission rules and the Company's energy cost recovery clauses ("fuel clauses") in certain wholesale rates. Under these rules and fuel clauses, energy costs are passed through to customers. However, in the Company's New Mexico service area, pursuant to a rate freeze that expired on April 30, 2001, and under certain wholesale contracts, energy costs are included in the Company's base rates and are not subject to periodic reconciliation or adjustment for past fluctuations in such costs. The Company's average energy costs incurred for these customers currently exceed the energy costs that were incorporated into the applicable rates. Therefore, the Company is exposed to commodity price risk on energy costs (primarily comprised of natural gas and purchased power) that are related to these sales of electricity. From a historical perspective, a hypothetical 10% increase in the market-based natural gas and purchased power costs incurred during the latest nine month period would have resulted in an additional annualized after-tax increase in natural gas and purchased power costs of approximately $1.2 million and $0.9 million, respectively, that would not have been recoverable.

   Focusing on the remainder of the year, with respect to natural gas, approximately 40% of the Company's estimated requirements for the next nine months are expected to be acquired through contracts with fixed-pricing provisions and the remaining requirements will be acquired through contracts with variable-pricing provisions. Based on these projections which assume an average variable price for natural gas of $5.67 per MMBtu, the Company could incur increased natural gas expenses which may not be recovered from New Mexico and certain wholesale customers over the next nine months of approximately $2.2 million, net of tax, as compared to actual natural gas expenses incurred in the comparable nine month period in 2000. A hypothetical 10% increase in the assumed $5.67 per MMBtu average variable price of natural gas would result in the Company incurring an additional increase in natural gas expense of $0.8 million, net of tax, which may not be recovered from New Mexico and certain small wholesale customers over the next nine months. However, on April 23, 2001, the Company filed a petition with the New Mexico Commission requesting an increase in base rates or, alternatively, the reinstatement of a fixed fuel factor to reflect its increased energy costs. See Item 1, Note B, "Regulation - New Mexico Regulatory Matters - Fuel" for further discussion. The reinstatement of a fixed fuel factor would substantially mitigate the financial risk to the Company of any further energy cost increases.

   In the normal course of business, the Company utilizes contracts of various durations for the forward sales and purchases of electricity to effectively manage its available generating capacity and supply needs. Such contracts include forward contracts for the sale of generating capacity and energy during periods when the Company's available power resources are expected to exceed the requirements of its native load and sales for resale. They may also include forward contracts for the purchase of wholesale capacity and energy during periods when the market price of electricity is below the Company's expected incremental power production costs or to supplement the Company's generating capacity when demand is anticipated to exceed such capacity. As of March 31, 2001, the Company had entered into forward sales and purchase contracts for energy with aggregate contract values of approximately $5.4 million and $96.3 million, respectively. A hypothetical 10% increase in the market price of wholesale electricity would result in a $0.5 million decrease in the fair value of the forward sales contracts. A hypothetical 10% decrease in the market price of wholesale electricity would result in a $9.6 million decrease in the fair value of the forward purchase contracts.


                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

   The Company hereby incorporates by reference the information set forth in
Part I of this report under Note E of Notes to Consolidated Financial
Statements.

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



Dated:  May 14, 2001

                                   EL PASO ELECTRIC COMPANY

                                      INDEX TO EXHIBITS



   Exhibit
    Number                                         Exhibit
   -------                                         -------
 +10.01         Form of Restricted Stock Award Agreement between the Company and certain key officers of the Company.  (Identical in all material respects to Exhibit
                99.04 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                March 31, 1998)

++10.02         Form of Directors' Restricted Stock Award Agreement between the Company and certain directors of the Company.  (Identical in all material respects to
                Exhibit 10.07 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

  10.03         Stock Option Agreements, dated as of January 1, 2001 and April 1, 2001, with
                Wilson K. Cadman.  (Identical in all material respects to Exhibit 99.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

    15          Letter re Unaudited Interim Financial Information

    +           Twelve agreements, dated as of February 28, 2001, substantially identical in all material respects to this Exhibit, have been entered into with Terry D.
                Bassham; J. Frank Bates; Michael L. Blough; Gary R. Hedrick; Kathryn Hood;
                John C. Horne; Helen Williams Knopp; Earnest A. Lehman; Kerry B. Lore; Robert
                C. McNiel; Eduardo A. Rodriguez; and Guillermo Silva; officers of the Company.

    ++          In lieu of non-employee director compensation, eight agreements, dated as of
                January 1, 2001 and April 1, 2001, substantially identical in all material respects to this Exhibit, have been entered into with Ramiro Guzman; Kenneth
                Heitz; Patricia Z. Holland-Branch; and Charles Yamarone; directors of the
                Company.