Form 10-Q
period 2001-06-30
EL PASO ELECTRIC CO /TX/
filed 2001-08-14
CIK 31978

================================================================================

                                   Form 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                             -------------------

(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 2001

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO __

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES [X] NO __

   As of August 6, 2001, there were 51,624,447 shares of the Company's no par value common stock outstanding.

================================================================================

                    EL PASO ELECTRIC COMPANY AND SUBSIDIARY

                              INDEX TO FORM 10-Q

                                                                                    Page No.
                                                                                  ------------
PART I.  FINANCIAL INFORMATION
     Item 1.  Financial Statements
       Consolidated Balance Sheets - June 30, 2001 and December 31,  2000.......             1

       Consolidated Statements of Operations - Three Months, Six Months and
       Twelve Months Ended June 30, 2001 and 2000...............................             3

       Consolidated Statements of Comprehensive Operations - Three Months, Six
       Months and Twelve Months Ended June 30, 2001 and 2000....................             5

       Consolidated Statements of Cash Flows - Six Months Ended June 30, 2001
       and 2000.................................................................             6

       Notes to Consolidated Financial Statements...............................             7

       Independent Accountants' Review Report...................................            15

     Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations.............................................            16

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk........            23

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings.................................................            25

     Item 4.  Submission of Matters to a Vote of Security Holders...............            25

     Item 6.  Exhibits and Reports on Form 8-K..................................            25

                        PART I.  FINANCIAL INFORMATION

                         Item 1.  Financial Statements


                    EL PASO ELECTRIC COMPANY AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS



                                ASSETS                                        June 30,
                           (In thousands)                                       2001                December 31,
                                                                            (Unaudited)                 2000
                                                                         ------------------         ------------
Utility plant:
  Electric plant in service............................................          $1,665,135           $1,659,539
  Less accumulated depreciation and amortization.......................             432,448              391,675
                                                                                 ----------           ----------
    Net plant in service...............................................           1,232,687            1,267,864
  Construction work in progress........................................             100,113               72,580
  Nuclear fuel; includes fuel in process of $9,681 and
    $10,430, respectively..............................................              73,805               75,880
  Less accumulated amortization........................................              34,944               36,289
                                                                                 ----------           ----------
    Net nuclear fuel...................................................              38,861               39,591
                                                                                 ----------           ----------
      Net utility plant................................................           1,371,661            1,380,035
                                                                                 ----------           ----------

Current assets:
  Cash and temporary investments.......................................              18,682               11,344
  Accounts receivable, principally trade, net of allowance for
    doubtful accounts of $3,278 and $3,293, respectively...............              84,451               86,647
  Inventories, at cost.................................................              24,587               24,845
  Net undercollection of fuel revenues.................................              36,203               15,733
  Prepayments and other................................................               8,619                9,165
                                                                                 ----------           ----------
      Total current assets.............................................             172,542              147,734
                                                                                 ----------           ----------

Long-term contract receivable..........................................               6,877               10,709
                                                                                 ----------           ----------

Deferred charges and other assets:
  Decommissioning trust fund...........................................              60,380               60,176
  Other................................................................              16,904               17,890
                                                                                 ----------           ----------
      Total deferred charges and other assets..........................              77,284               78,066
                                                                                 ----------           ----------

      Total assets.....................................................          $1,628,364           $1,616,544
                                                                                 ==========           ==========

See accompanying notes to consolidated financial statements.

                    EL PASO ELECTRIC COMPANY AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEETS (Continued)


                        CAPITALIZATION AND LIABILITIES                               June 30,
                     (In thousands except for share data)                             2001                  December 31,
                                                                                   (Unaudited)                  2000
                                                                                -----------------           ------------
Capitalization:
  Common stock, stated value $1 per share, 100,000,000 shares authorized, 61,475,666 and 60,429,107 shares issued,
    and 232,542 and 276,066 restricted shares, respectively...................         $   61,708             $   60,705
  Capital in excess of stated value...........................................            249,754                244,528
  Unearned compensation - restricted stock awards.............................             (2,203)                (1,309)
  Retained earnings...........................................................            232,819                202,116
  Accumulated other comprehensive income (net unrealized
    gains on marketable securities), net of tax...............................              1,372                  2,902
                                                                                       ----------             ----------
                                                                                          543,450                508,942
  Treasury stock, 9,904,237 and 9,230,786 shares, respectively; at cost.......           (105,193)               (96,908)
                                                                                       ----------             ----------
    Common stock equity.......................................................            438,257                412,034
  Long-term debt..............................................................            708,791                715,058
  Financing and capital lease obligations.....................................                  -                 25,165
                                                                                       ----------             ----------
        Total capitalization..................................................          1,147,048              1,152,257
                                                                                       ----------             ----------

Current liabilities:
  Current maturities of long-term debt and financing and
    capital lease obligations.................................................             47,092                 57,663
  Accounts payable, principally trade.........................................             33,146                 39,799
  Taxes accrued other than federal income taxes...............................             13,779                 17,054
  Interest accrued............................................................             18,219                 16,528
  Other.......................................................................             19,765                 15,930
                                                                                       ----------             ----------
        Total current liabilities.............................................            132,001                146,974
                                                                                       ----------             ----------

Deferred credits and other liabilities:
  Decommissioning liability...................................................            131,974                128,129
  Accrued postretirement benefit liability....................................             82,280                 81,784
  Accumulated deferred income taxes, net......................................             64,870                 47,279
  Accrued pension liability...................................................             30,958                 31,134
  Other.......................................................................             39,233                 28,987
                                                                                       ----------             ----------
        Total deferred credits and other liabilities..........................            349,315                317,313
                                                                                       ----------             ----------

Commitments and contingencies

        Total capitalization and liabilities..................................         $1,628,364             $1,616,544
                                                                                       ==========             ==========

See accompanying notes to consolidated financial statements.

                    EL PASO ELECTRIC COMPANY AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (In thousands except for share data)


                                                                          Three Months Ended             Six Months Ended
                                                                               June 30,                      June 30,
                                                                      --------------------------    --------------------------
                                                                         2001          2000            2001          2000
                                                                      -----------   -----------     -----------   -----------
Electric utility operating revenues.................................  $   203,127   $   170,137     $   394,517   $   307,204
                                                                      -----------   -----------     -----------   -----------
Energy expenses:
  Fuel..............................................................       53,207        34,564         102,659        61,674
  Purchased and interchanged power..................................       34,537        16,064          51,148        19,553
                                                                      -----------   -----------     -----------   -----------
                                                                           87,744        50,628         153,807        81,227
                                                                      -----------   -----------     -----------   -----------
Electric utility operating revenues net of energy expenses..........      115,383       119,509         240,710       225,977
                                                                      -----------   -----------     -----------   -----------
Energy services operations:
  Operating revenues................................................          496         1,327           1,985         2,305
  Operating expenses................................................        1,224         1,592           3,113         2,779
                                                                      -----------   -----------     -----------   -----------
                                                                             (728)         (265)         (1,128)         (474)
                                                                      -----------   -----------     -----------   -----------
Other electric utility operating expenses:
  Other operations..................................................       31,687        31,860          64,692        64,234
  Maintenance.......................................................       13,899        11,033          25,181        19,376
  Depreciation and amortization.....................................       22,242        21,535          44,399        43,324
  Taxes other than income taxes.....................................       10,812        11,030          21,539        21,991
                                                                      -----------   -----------     -----------   -----------
                                                                           78,640        75,458         155,811       148,925
                                                                      -----------   -----------     -----------   -----------
Operating income....................................................       36,015        43,786          83,771        76,578
                                                                      -----------   -----------     -----------   -----------
Other income (deductions):
  Investment income, net............................................        1,706           964           2,607         1,745
  Litigation settlements............................................            -             -               -        (1,000)
  Other, net........................................................         (613)         (764)         (1,253)       (1,633)
                                                                      -----------   -----------     -----------   -----------
                                                                            1,093           200           1,354          (888)
                                                                      -----------   -----------     -----------   -----------
Income before interest charges......................................       37,108        43,986          85,125        75,690
                                                                      -----------   -----------     -----------   -----------
Interest charges (credits):
  Interest on long-term debt........................................       16,025        16,991          32,694        33,563
  Other interest....................................................        1,995         2,020           3,985         3,830
  Interest capitalized..............................................       (1,255)         (951)         (2,296)       (1,832)
                                                                      -----------   -----------     -----------   -----------
                                                                           16,765        18,060          34,383        35,561
                                                                      -----------   -----------     -----------   -----------
Income before income taxes and extraordinary item...................       20,343        25,926          50,742        40,129
Income tax expense..................................................        8,077        10,758          19,878        16,405
                                                                      -----------   -----------     -----------   -----------
Income before extraordinary item....................................       12,266        15,168          30,864        23,724
Extraordinary loss on extinguishments of debt, net of
  income tax benefit................................................          161             -             161           549
                                                                      -----------   -----------     -----------   -----------
Net income applicable to common stock...............................  $    12,105   $    15,168     $    30,703   $    23,175
                                                                      ===========   ===========     ===========   ===========

Basic earnings per common share:
  Income before extraordinary item..................................        $0.24         $0.28           $0.60   $      0.43
  Extraordinary loss on extinguishments of debt, net of
     income tax benefit.............................................            -             -               -          0.01
                                                                      -----------   -----------     -----------   -----------
     Net income.....................................................        $0.24         $0.28           $0.60   $      0.42
                                                                      ===========   ===========     ===========   ===========
Diluted earnings per common share:
  Income before extraordinary item..................................        $0.23         $0.28           $0.59   $      0.43
  Extraordinary loss on extinguishments of debt, net of
     income tax benefit.............................................            -             -               -          0.01
                                                                      -----------   -----------     -----------   -----------
     Net income.....................................................        $0.23         $0.28           $0.59   $      0.42
                                                                      ===========   ===========     ===========   ===========

Weighted average number of common shares
  outstanding.......................................................   51,333,726    54,375,819      51,175,732    54,837,870
                                                                      ===========   ===========     ===========   ===========
Weighted average number of common shares and
  dilutive potential common shares outstanding......................   52,314,337    55,172,804      52,152,625    55,519,019
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

                    EL PASO ELECTRIC COMPANY AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (In thousands except for share data)

                                                                                                Twelve Months Ended
                                                                                                      June 30,
                                                                                           ------------------------------
                                                                                               2001                2000
                                                                                           -----------         -----------
Electric utility operating revenues.............................................           $   783,721         $   613,765
                                                                                           -----------         -----------
Energy expenses:
  Fuel..........................................................................               200,532             121,738
  Coal mine reclamation adjustment..............................................                     -              (6,601)
  Purchased and interchanged power..............................................                92,812              26,833
                                                                                           -----------         -----------
                                                                                               293,344             141,970
                                                                                           -----------         -----------
Electric utility operating revenues net of energy expenses......................               490,377             471,795
                                                                                           -----------         -----------
Energy services operations:
  Operating revenues............................................................                 4,921               3,494
  Operating expenses............................................................                 7,004               4,443
                                                                                           -----------         -----------
                                                                                                (2,083)               (949)
                                                                                           -----------         -----------
Other electric utility operating expenses:
  Other operations..............................................................               132,744             133,314
  Maintenance...................................................................                47,605              34,895
  Depreciation and amortization.................................................                88,076              88,522
  Taxes other than income taxes.................................................                42,702              41,321
                                                                                           -----------         -----------
                                                                                               311,127             298,052
                                                                                           -----------         -----------
Operating income................................................................               177,167             172,794
                                                                                           -----------         -----------
Other income (deductions):
  Investment income, net........................................................                 4,344               4,179
  Litigation settlements........................................................                     -             (17,500)
  Other, net....................................................................                (1,891)              1,177
                                                                                           -----------         -----------
                                                                                                 2,453             (12,144)
                                                                                           -----------         -----------
Income before interest charges..................................................               179,620             160,650
                                                                                           -----------         -----------
Interest charges (credits):
  Interest on long-term debt....................................................                66,380              72,477
  Other interest................................................................                 7,787               7,452
  Interest capitalized..........................................................                (4,220)             (1,735)
                                                                                           -----------         -----------
                                                                                                69,947              78,194
                                                                                           -----------         -----------
Income before income taxes and extraordinary item...............................               109,673              82,456
Income tax expense..............................................................                42,369              31,433
                                                                                           -----------         -----------
Income before extraordinary item................................................                67,304              51,023
Extraordinary loss on extinguishments of debt, net of income tax   benefit......                 1,384               2,702
                                                                                           -----------         -----------
Net income applicable to common stock...........................................           $    65,920         $    48,321
                                                                                           ===========         ===========

Basic earnings per common share:
  Income before extraordinary item..............................................           $      1.29         $      0.90
  Extraordinary loss on extinguishments of debt, net of income tax benefit......                  0.03                0.05
                                                                                           -----------         -----------
     Net income.................................................................           $      1.26         $      0.85
                                                                                           ===========         ===========
Diluted earnings per common share:
  Income before extraordinary item..............................................           $      1.26         $      0.89
  Extraordinary loss on extinguishments of debt, net of income tax benefit......                  0.02                0.04
                                                                                           -----------         -----------
     Net income.................................................................           $      1.24         $      0.85
                                                                                           ===========         ===========

Weighted average number of common shares outstanding............................            52,366,103          56,572,978
                                                                                           ===========         ===========
Weighted average number of common shares and dilutive
  potential common shares outstanding...........................................            53,331,686          57,192,245
                                                                                           ===========         ===========

See accompanying notes to consolidated financial statements.

                    EL PASO ELECTRIC COMPANY AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                  (Unaudited)
                                (In thousands)

                                                        Three Months            Six Months           Twelve Months
                                                           Ended                  Ended                  Ended
                                                          June 30,               June 30,               June 30,
                                                     ------------------      ------------------     -----------------
                                                       2001      2000         2001       2000        2001       2000
                                                     --------   -------      -------    -------     -------    -------
Net income......................................      $12,105   $15,168      $30,703    $23,175     $65,920    $48,321
Other comprehensive income (loss):
 Net unrealized gains (losses) on marketable
   securities, net of income tax benefit
   (expense) of $(624), $249, $824,
   $(55), $1,567 and $(686),
   respectively.................................        1,160      (463)      (1,530)       102      (2,909)     1,274
                                                      -------   -------      -------    -------     -------    -------
Comprehensive income applicable
 to common stock................................      $13,265   $14,705      $29,173    $23,277     $63,011    $49,595
                                                      =======   =======      =======    =======     =======    =======

See accompanying notes to consolidated financial statements.

                    EL PASO ELECTRIC COMPANY AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)


                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                 ------------------------------
                                                                                    2001                2000
                                                                                 ---------          -----------
Cash flows from operating activities:
  Net income..............................................................        $ 30,703          $    23,175
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization of electric plant in service............          44,399               43,324
    Amortization of nuclear fuel..........................................           8,107                8,596
    Deferred income taxes.................................................          18,486               15,431
    Extraordinary loss on extinguishments of debt, net of
       income tax benefit.................................................             161                  549
    Amortization and accretion of interest costs..........................           4,742                4,688
    Other operating activities............................................             914                1,701
  Change in:
    Accounts receivable...................................................           2,196              (17,151)
    Inventories...........................................................             258                  648
    Net under/overcollection of fuel revenues.............................         (10,628)              (9,052)
    Prepayments and other.................................................             546                3,648
    Long-term contract receivable.........................................           3,832                3,205
    Accounts payable......................................................          (6,653)              10,334
    Litigation settlements payable........................................               -              (16,500)
    Taxes accrued other than federal income taxes.........................          (3,275)              (3,397)
    Interest accrued......................................................           1,691                 (486)
    Other current liabilities.............................................           3,835                 (153)
    Deferred charges and credits..........................................             637                 (384)
                                                                                  --------          -----------
      Net cash provided by operating activities...........................          99,951               68,176
                                                                                  --------          -----------
Cash flows from investing activities:
  Cash additions to utility property, plant and equipment.................         (35,682)             (33,926)
  Cash additions to nuclear fuel..........................................          (7,075)              (8,032)
  Interest capitalized:
    Utility property, plant and equipment.................................          (1,995)              (1,480)
    Nuclear fuel..........................................................            (301)                (352)
  Investment in decommissioning trust fund................................          (2,558)              (2,739)
  Other investing activities..............................................           1,118                  (59)
                                                                                  --------          -----------
      Net cash used for investing activities..............................         (46,493)             (46,588)
                                                                                  --------          -----------
Cash flows from financing activities:
  Proceeds from exercise of stock options.................................           4,869                    -
  Purchases of treasury stock.............................................          (8,285)             (25,275)
  Repurchases of and payments on long-term debt...........................         (41,083)             (23,731)
  Nuclear fuel financing obligations:
    Proceeds..............................................................           8,498                9,687
    Payments..............................................................          (9,663)             (10,055)
  Revolving credit facility, net proceeds.................................               -                5,000
  Payments on capital lease obligations...................................               -                 (827)
  Other financing activities..............................................            (456)                (190)
                                                                                  --------          -----------
      Net cash used for financing activities..............................         (46,120)             (45,391)
                                                                                  --------          -----------
Net increase (decrease) in cash and temporary investments.................           7,338              (23,803)
Cash and temporary investments at beginning of period.....................          11,344               37,234
                                                                                  --------          -----------
Cash and temporary investments at end of period...........................        $ 18,682          $    13,431
                                                                                  ========          ===========

See accompanying notes to consolidated financial statements.

                    EL PASO ELECTRIC COMPANY AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

A. Principles of Preparation

   The consolidated financial statements include the accounts of El Paso Electric Company and its wholly-owned subsidiary, MiraSol Energy Services, Inc. ("MiraSol") (collectively, the "Company"). MiraSol, which began operations as a separate subsidiary in March 2001, provides energy efficiency products and services previously provided by the Company's Energy Services Business Group. All intercompany transactions and balances have been eliminated in consolidation. Additionally, the revenues and expenses of the former Energy Services Business Group have been reclassified for all periods presented in the accompanying consolidated statements of operations as energy services revenues and expenses.

   Pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in financial statements prepared in accordance with generally accepted accounting principles.

   These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto in the Annual Report of El Paso Electric Company on Form 10-K for the year ended December 31, 2000 (the "2000 Form 10-K"). Capitalized terms used in this report and not defined herein have the meaning ascribed for such terms in the 2000 Form 10-K. In the opinion of management of the Company, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at June 30, 2001 and December 31, 2000; the results of its operations for the three, six and twelve months ended June 30, 2001 and 2000; and its cash flows for the six months ended June 30, 2001 and 2000. The results of operations for the three, six and twelve months ended June 30, 2001 and the cash flows for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full calendar year.

   At January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended, including implementation guidance discussed by the Financial Accounting Standards Board's (the "FASB") Derivatives Implementation Group (the "DIG") and cleared by the FASB as of January 1, 2001. This standard requires the recognition of derivatives as either assets or liabilities in the balance sheet with measurement of those instruments at fair value. Any changes in the fair value of these instruments are recorded in earnings or other comprehensive income.

   The Company uses commodity contracts to manage its exposure to price and availability risks and these contracts generally have the characteristics of derivatives. The Company does not trade or use these instruments with the objective of earning financial gains on the commodity price fluctuations. The Company determined that all such contracts that had the characteristics of derivatives met the "normal purchases and normal sales" exception provided in SFAS No. 133, and, as such, were not required to be accounted for as derivatives pursuant to SFAS No. 133 and other guidance.

                    EL PASO ELECTRIC COMPANY AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

   DIG Issue C10, "Can Option Contracts and Forward Contracts with Optionality Features Qualify for the Normal Purchases and Normal Sales Exception," and DIG Issue C16 "Scope Exception: Applying the Normal Purchases and Normal Sales Exception to Contracts That Combine a Forward Contract and a Purchase Option Contract" were posted by the FASB during the second quarter of 2001 and are effective as of July 1, 2001. DIG C10 and C16 provide guidance related to whether contracts with certain optionality features are eligible for the normal purchases and normal sales exception (DIG Issue C10 and C16 do not apply to certain electric contracts, which are discussed below). Additionally, in June 2001, DIG Issue C15 "Scope Exception: Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forward Contracts in Electricity" was posted by the FASB and is effective as of July 1, 2001. This DIG Issue provides guidance related to whether certain contracts for the purchase and sale of electricity can be eligible for the normal purchases and normal sales exception. The Company has not yet completed its analysis of the implications of this guidance. This guidance may require the Company to account for certain of its electricity and gas commodity contracts as derivatives pursuant to SFAS No. 133. Any such change in the Company's accounting for such contracts may be material to the Company's reported financial position or results of operations and would be accounted for as a cumulative-effect-type adjustment as of July 1, 2001.

   Additionally, there remain a number of other unresolved issues before the DIG, the ultimate resolution of which may impact the Company's application of SFAS No. 133.

Supplemental Cash Flow Disclosures (in thousands)

                                                                     Six Months Ended June 30,
                                                                   -------------------------------
                                                                      2001                   2000
                                                                    -------                -------
Cash paid for:
   Interest on long-term debt (1)...................                $30,103                $32,718
   Other interest...................................                     12                     93
   Income taxes.....................................                  3,550                  1,200
Non-cash investing and financing activities:
   Grants of restricted shares of
       common stock.................................                  1,779                  1,696

-----------

 (1) Includes interest on bonds, letter of credit fees related to bonds, and interest on nuclear fuel financing not capitalized.

                    EL PASO ELECTRIC COMPANY AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

Reconciliation of Basic and Diluted Earnings Per Common Share

   The reconciliation of basic and diluted earnings per common share before extraordinary item is presented below:

                                                            Three Months Ended June 30,
                                       ----------------------------------------------------------------------
                                                     2001                                2000
                                       ----------------------------------  ----------------------------------
                                                                    Per                                 Per
                                                                   Common                              Common
                                          Income         Shares    Share      Income         Shares    Share
                                       -------------   ----------  ------  -------------   ----------  ------
                                       (In thousands)                      (In thousands)
Basic earnings per share:
 Income before extraordinary
  item...............................        $12,266   51,333,726   $0.24        $15,168   54,375,819   $0.28
                                                                   ======                              ======

Effect of dilutive securities:
 Unvested restricted stock...........              -       56,143                      -       51,623
 Stock options.......................              -      924,468                      -      745,362
                                       -------------   ----------          -------------   ----------

Diluted earnings per share:
 Income before extraordinary
  item...............................        $12,266   52,314,337   $0.23        $15,168   55,172,804   $0.28
                                       =============   ==========  ======  =============   ==========  ======

                                                             Six Months Ended June 30,
                                       ----------------------------------------------------------------------
                                                      2001                                2000
                                       ----------------------------------  ----------------------------------
                                                                    Per                                 Per
                                                                   Common                              Common
                                          Income         Shares    Share      Income         Shares    Share
                                       -------------   ----------  ------  -------------   ----------  ------
                                       (In thousands)                      (In thousands)
Basic earnings per share:
 Income before extraordinary
  item...............................        $30,864   51,175,732   $0.60        $23,724   54,837,870   $0.43
                                                                   ======                              ======

Effect of dilutive securities:
 Unvested restricted stock...........              -       40,497                      -       37,186
 Stock options.......................              -      936,396                      -      643,963
                                       -------------   ----------          -------------   ----------

Diluted earnings per share:
 Income before extraordinary
  item...............................        $30,864   52,152,625   $0.59        $23,724   55,519,019   $0.43
                                       =============   ==========  ======  =============   ==========  ======

                                                            Twelve Months Ended June 30,
                                       ----------------------------------------------------------------------
                                                     2001                                2000
                                       ----------------------------------  ----------------------------------
                                                                    Per                                 Per
                                                                   Common                              Common
                                          Income         Shares    Share      Income         Shares    Share
                                       -------------   ----------  ------  -------------   ----------  ------
                                       (In thousands)                      (In thousands)
Basic earnings per share:
 Income before extraordinary
  item...............................        $67,304   52,366,103   $1.29        $51,023   56,572,978   $0.90
                                                                   ======                              ======

Effect of dilutive securities:
 Unvested restricted stock...........              -       58,146                      -       44,025
 Stock options.......................              -      907,437                      -      575,242
                                       -------------   ----------          -------------   ----------

Diluted earnings per share:
 Income before extraordinary
  item...............................        $67,304   53,331,686   $1.26        $51,023   57,192,245   $0.89
                                       =============   ==========  ======  =============   ==========  ======

                    EL PASO ELECTRIC COMPANY AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

   Options that were excluded from the computation of diluted earnings per common share because the exercise price was greater than the average market price of the common shares for the period are listed below:

   1) 60,000 options granted May 29, 1998 at an exercise price of $9.50 were excluded for the third and fourth quarters of 1999 and the first quarter of 2000.
   2) 42,432 options granted January 1, 2000 at an exercise price of $9.81 were excluded for the first quarter of 2000.
   3) 50,000 options granted March 15, 2000 at an exercise price of $9.50 were excluded for the first quarter of 2000.
   4) 2,107 options granted October 1, 2000 at an exercise price of $13.77 were excluded for the fourth quarter of 2000 and the first quarter of 2001.
   5) 150,000 options granted December 15, 2000 at an exercise price of $12.60 were excluded for the first quarter of 2001.
   6) 2,941 options granted January 1, 2001 at an exercise price of $13.20 were excluded for the first quarter of 2001.
   7) 150,000 options granted May 10, 2001 at an exercise price of $14.95 were excluded for the second quarter of 2001.

B. Regulation

   For a full discussion of the Company's regulatory matters, see Note B of Notes to Financial Statements in the 2000 Form 10-K.

Texas Regulatory Matters

   Deregulation. The Texas Restructuring Law requires most electric utilities to separate their power generation activities from transmission and distribution activities by January 1, 2002. However, the law specifically recognizes and preserves the substantial benefits the Company bargained for in its Texas Rate Stipulation and Texas Settlement Agreement, exempting the Company's Texas service area from retail competition and preserving non-fuel base rates at their current levels until the end of the Freeze Period in 2005. At the end of the Freeze Period, the Company will be subject to the provisions of retail competition under the law and may have no further claim for recovery of stranded costs. The Company believes that its continued ability to provide bundled electric service at current frozen base rates in its Texas service area will allow the Company the opportunity to collect its Texas jurisdictional stranded costs.

   Fuel. Although the Company's base rates are frozen in Texas pursuant to the Texas Rate Stipulation, the Company can request adjustments to its fuel factor to more accurately reflect projected increases or decreases in energy costs associated with the provision of electricity as well as seek recovery of past undercollections of fuel revenues. In November 2000, the Texas Commission approved a settlement which increased the fixed fuel factor from $0.01435 to $0.02186 per kWh.

                    EL PASO ELECTRIC COMPANY AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

   On January 8, 2001, the Company filed a new petition with the Texas Commission for a fuel factor increase to $0.02915 per kWh and a 12-month surcharge of previously undercollected fuel costs. On May 4, 2001, the Company filed a unanimous settlement agreement (the "Texas Fuel Settlement") between the Company and the parties which had intervened, including the City of El Paso. After gas costs declined and off-system sales margins increased from previously forecasted levels, the Texas Fuel Settlement included a proposed fuel factor increase to $0.02494 per kWh. This factor was implemented on an interim basis in April 2001. In combination, the two increases in fuel factors increased fuel revenue collections by $21.3 million during the first half of 2001. The Texas Fuel Settlement also provides for the surcharge of underrecovered fuel costs as of December 31, 2000 of approximately $15 million plus interest over an 18-month period. The surcharge was implemented on an interim basis beginning with the first billing cycle in June 2001. The Texas Fuel Settlement provides for the final agreement between the parties for the non-recovery of certain purchased power contract costs as well as the favorable disposition of previously unrecognized Palo Verde performance rewards, including interest. These provisions taken together did not have a material effect on the Company's results of operations and resulted in an $11.0 million increase in Net Undercollection of Fuel Revenues and a $10.5 million increase in Deferred Credits and Other Liabilities - Other, which were recorded in June 2001. The Company also agreed to a prospective change in the Palo Verde performance standards, which will materially reduce future rewards and penalties on a symmetrical basis. The Texas Fuel Settlement is subject to review by a hearings officer and is contingent upon the final approval of the Texas Commission. Based on the information available to the Company at this time, the Company believes the Texas Commission should grant final approval of the settlement in the near future.

   Any fuel surcharge granted to the Company, as well as the Company's other energy expenses not otherwise finally resolved in the Texas Fuel Settlement, will be subject to final review by the Texas Commission in the Company's next fuel reconciliation proceeding, which is expected to be filed by the middle of 2002. The Texas Commission staff, local regulatory authorities such as the City of El Paso, and customers are entitled to intervene in a fuel reconciliation proceeding and to challenge the prudence of fuel and purchased power expenses not otherwise finally resolved in the Texas Fuel Settlement.

New Mexico Regulatory Matters

   Deregulation. In March 2001, the New Mexico Legislature amended the New Mexico Restructuring Law to postpone deregulation in New Mexico until January 1, 2007, and to prohibit the separation of a utility's transmission and distribution activities from its existing generation activities until September 1, 2005. The amended New Mexico Restructuring Law permits utilities to form holding companies and participate in unregulated power production, provided the utility does not separate its transmission and distribution activities from its existing generation activities.

   The amended New Mexico law requires the New Mexico Commission to approve previously filed applications to form holding companies to the extent that the applications do not conflict with the provisions of the law as amended and are otherwise in the public interest. Accordingly, in early April 2001, the Company filed its suggested amendments to its previously filed proposed corporate restructuring plan. The filing sought to conform the Company's proposal with the requirements under the amended law which requires the regulated utility to continue to own all regulated generation currently owned and operated by the utility. On June 28, 2001, the New Mexico Commission issued its

                    EL PASO ELECTRIC COMPANY AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


order approving formation of a holding company for the Company. Although the order approved the Company's formation of a holding company, it also placed thirty-eight conditions upon its approval. The conditions include numerous reporting and compliance requirements as well as strict prohibitions on certain intercompany activity. The Company has filed a Motion for Rehearing and asked the New Mexico Commission to remove twelve of the thirty-eight conditions and consolidate several others. The Company cannot predict the outcome of its Motion for Rehearing and will evaluate the benefit of a holding company after the issuance of a new Final Order or denial of rehearing.

   While the Company is continuing to evaluate the possible benefits, if any, of forming a holding company prior to 2005, it cannot separate its existing generation activities from its transmission and distribution activities until September 1, 2005. In either 2004 or 2005, the Company anticipates that it will seek New Mexico Commission approval to separate the Company's generation activities from its transmission and distribution activities to allow the Company to comply with the Texas Restructuring Law requirements.

   Fuel. The New Mexico Settlement Agreement entered into in October 1998 eliminated the then existing fuel factor of $0.01949 per kWh and incorporated it into frozen base rates. Accordingly, the Company was required to absorb any increases in fuel and purchased power ("energy") expenses related to its New Mexico retail customers prior to May 1, 2001. The average energy costs incurred for New Mexico jurisdictional customers exceeded this fuel factor by a substantial amount. Therefore, on April 23, 2001, the Company filed a petition with the New Mexico Commission proposing a settlement that would implement a new fixed fuel factor and reinstate a fuel adjustment clause in lieu of a base rate increase (the "New Mexico Fuel Factor Agreement"). The proposed fixed fuel factor of $0.01501 per kWh would increase revenues by approximately $19 million annually and would be in addition to the fuel factor that is currently included in base rates. The proposed fixed fuel factor would keep overall retail rates more consistent with the retail rates charged to Texas jurisdictional customers. The reinstatement of a fuel adjustment clause would also substantially mitigate the financial risk to the Company of any further energy cost increases.

   The New Mexico Commission has allowed the Company to implement its New Mexico Fuel Factor Agreement, beginning with consumption on June 15, 2001, on a provisional basis. The agreement currently is unopposed, but final implementation is contingent upon approval of the New Mexico Commission. Based on the information available to the Company at this time, the Company believes the New Mexico Commission should grant final approval of the agreement in the near future.

C. Common Stock Repurchase Program

   The Company's Board of Directors previously approved two stock repurchase programs allowing the Company to purchase up to twelve million of its outstanding shares of common stock. As of June 30, 2001, the Company had repurchased 9,833,929 shares of common stock under these programs for approximately $104.7 million, including commissions. The Company expects to continue to make purchases primarily in the open market at prevailing prices and will also engage in private transactions, if appropriate. Any repurchased shares will be available for issuance under employee benefit and stock option plans, or may be retired.

                    EL PASO ELECTRIC COMPANY AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Power Contracts

   In addition to the contracts entered into prior to December 31, 2000 and discussed in the Company's 2000 Form 10-K, the Company has since entered into the following agreements with various counterparties for forward firm purchases and sales of electricity:

Type of Contract                         Quantity                                 Term
---------------------------  --------------------------------  -------------------------------------------
Purchase on-peak                         103 MW               2001
Sale off-peak                            25 MW                July through September 2001
Purchase off-peak                        25 MW                July 15 through September 2001
Purchase on-peak                         128 MW               2002
Purchase on-peak                         25 MW                April through October 2002
Purchase on-peak                         103 MW               2003 through 2005

   The Company also has a new agreement with a counterparty for power exchanges under which the Company will receive 80 MW of on-peak capacity and associated energy during 2002 at the Eddy County tie and concurrently deliver the same amount at Palo Verde and/or Four Corners. The on-peak exchange amount will decrease to 30 MW for 2003 through 2005. The agreement also gives the counterparty the option to deliver up to 133 MW of off-peak capacity and associated energy to the Company at the Eddy County tie from 2002 through 2005 in exchange for the same amount of energy concurrently delivered by the Company at Palo Verde and/or Four Corners. The Company will receive a guaranteed margin on any energy exchanged under the off-peak agreement.

Environmental Matters

   The Company is subject to regulation with respect to air, soil and water quality, solid waste disposal and other environmental matters by federal, state and local authorities. These authorities govern current facility operations and exercise continuing jurisdiction over facility modifications. Environmental regulations can change rapidly and are difficult to predict. Substantial expenditures may be required to comply with these regulations. The Company analyzes the costs of its obligations arising from environmental matters on an ongoing basis, and management believes it has made adequate provision in its consolidated financial statements to meet such obligations. However, unforeseen expenses associated with compliance could have a material adverse effect on the future operations and financial condition of the Company.

                    EL PASO ELECTRIC COMPANY AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

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

                     Independent Accountants' Review Report
                     --------------------------------------



The Shareholders and the Board of Directors
El Paso Electric Company:


We have reviewed the accompanying condensed consolidated balance sheet of El Paso Electric Company and subsidiary (the Company) as of June 30, 2001, the related condensed consolidated statements of operations and comprehensive operations for the three months, six months and twelve months ended June 30, 2001 and 2000, and the related condensed consolidated statements of cash flows for the six months ended June 30, 2001 and 2000. These condensed consolidated financial statements are the responsibility of the Company's management.

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



El Paso, Texas
July 20, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The information contained in this Item 2 updates, and should be read in conjunction with, the information set forth in Part II, Item 7 of the Company's 2000 Form 10-K.

   Statements in this document, other than statements of historical information, are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, as well as other oral and written forward-looking statements made by or on behalf of the Company from time to time, including statements contained in the Company's filings with the Securities and Exchange Commission and its reports to shareholders, involve known and unknown risks and other factors which may cause the Company's actual results in future periods to differ materially from those expressed in any forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: (i) increased prices for fuel and purchased power, (ii) the possibility that regulators may not permit the Company to pass through all such increased costs to customers, (iii) unanticipated increased costs associated with scheduled and unscheduled outages and (iv) other factors discussed below under the headings "Overview" and "Liquidity and Capital Resources," as well as in the Company's filings with the Securities and Exchange Commission. The Company's filings are available from the Securities and Exchange Commission or may be obtained upon request from the Company. Any such forward-looking statement is qualified by reference to these risks and factors. The Company cautions that these risks and factors are not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company except as required by law.

                                    Overview

   El Paso Electric Company is an electric utility that serves retail customers in west Texas and southern New Mexico and wholesale customers in Texas, New Mexico, California and Mexico. The Company owns or has substantial ownership interests in five electrical generating facilities providing it with a total capacity of approximately 1,500 MW. The Company's energy sources consist of nuclear fuel, natural gas, coal, purchased power and wind. The Company owns or has significant ownership interests in four 345 kV transmission lines and three 500 kV lines to provide power from Palo Verde and Four Corners, and owns the distribution network within its retail service territory. The Company is subject to extensive regulation by the Texas and New Mexico Commissions and, with respect to wholesale power sales, transmission of electric power and the issuance of securities, by the FERC.

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

   The changing regulatory environment and the advent of unregulated power production have created a substantial risk that the Company will lose important customers. The Company's wholesale and large retail customers already have, in varying degrees, additional alternate sources of economical power, including co-generation of electric power. Historically, the Company has lost certain large retail customers to self generation and/or co-generation and seen reductions in wholesale sales due to new sources of generation. American National Power, Inc., a wholly-owned subsidiary of International Power PLC, has announced it is exploring the possibility of building a generation plant in El Paso, Texas.
Duke Energy has announced it is exploring the possibility of building a generation plant in Deming, New Mexico. Public Service Company of New Mexico has announced its intent to build a generation plant outside Las Cruces, New Mexico. If the Company loses a significant portion of its retail customer base or wholesale sales, the Company may not be able to replace such revenues through either the addition of new customers or an increase in rates to remaining customers.

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

   During the twelve months ended June 30, 2001, the Company was unable to pass through to certain customers increased energy expenses resulting from higher natural gas prices and increased power purchases needed because of unscheduled generating unit outages. The Company was unable to request increased rates in its New Mexico service area prior to May 1, 2001, and is unable to increase rates under certain small wholesale contracts, to compensate for increased energy expenses. From July 1, 2000 through June 15, 2001, the Company incurred increased energy expenses which cannot be recovered from New Mexico and certain wholesale customers of approximately $12.2 million, net of tax, compared to the same period a year earlier. The New Mexico Commission has allowed the Company to implement its New Mexico Fuel Factor Agreement beginning with consumption on June 15, 2001, on a provisional basis. The agreement currently is unopposed, but final implementation is contingent upon approval of the New Mexico Commission. Based on the information available to the Company at this time, the Company believes the New Mexico Commission should grant final approval of the agreement in the near future. See Item 1, Note B, "Regulation - New Mexico Regulatory Matters - Fuel" and Item 3, "Quantitative and Qualitative Disclosures About Market Risk - Commodity Price Risk."

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

   Long-term capital requirements of the Company will consist primarily of construction of electric utility plant and payment of interest on and retirement of debt. The Company is analyzing its capacity needs, but currently has no definite plans to add any significant amount of new generating capacity to serve retail load prior to 2004. Utility construction expenditures will consist primarily of expanding and updating the transmission and distribution systems and the cost of capital improvements and replacements at Palo Verde and other generating facilities, including the replacement of the Palo Verde Unit 2 steam generators.

   As of June 30, 2001, cash and temporary investments totaled $18.7 million, an increase of $7.4 million from the December 31, 2000 balance of $11.3 million. The Company redeemed the remaining $34.6 million of Series B First Mortgage Bonds at their maturity on May 1, 2001 from cash on hand. The Company has a $100 million revolving credit facility, which provides up to $70 million for nuclear fuel purchases and up to $50 million (depending on the amount of borrowings outstanding for nuclear fuel purchases) for working capital needs. The revolving credit facility's term ends on February 8, 2002, when it is expected to be renewed or replaced on comparable terms. At June 30, 2001, approximately $47.0 million had been drawn for nuclear fuel purchases. No amounts are currently outstanding on this facility for working capital needs.

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

   As part of an aggressive deleveraging program, the Company has significantly reduced its long-term debt since its emergence from bankruptcy in 1996. From June 1, 1996 through August 6, 2001, the Company repurchased on the open market approximately $366.1 million of first mortgage bonds, including approximately $6.2 million of first mortgage bonds during the second quarter of 2001 and an additional $6.2 million on July 17, 2001. As mentioned above, the Company also redeemed the remaining $34.6 million of Series B First Mortgage Bonds at their maturity on May 1, 2001 from cash on hand. Common stock equity as a percentage of capitalization, excluding current maturities of long-term debt, has increased from 19% at June 30, 1996 to 38% at June 30, 2001.

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

   The Company's Board of Directors previously approved two stock repurchase programs allowing the Company to purchase up to twelve million of its outstanding shares of common stock. As of August 6, 2001, the Company had repurchased 10,065,829 shares of common stock under these programs for approximately $108.0 million, including commissions. The Company expects to continue to make purchases primarily in the open market at prevailing prices and will also engage in private transactions, if appropriate. Any repurchased shares will be available for issuance under employee benefit and stock option plans, or may be retired.

                                                                 Historical Results of Operations

                                                      Three Months              Six Months             Twelve Months
                                                      Ended June 30,           Ended June 30,         Ended June 30,
                                                    -----------------        -----------------      -----------------
                                                      2001      2000           2001      2000         2001      2000
                                                    -------   -------        -------   -------      -------   -------
Net income applicable to
  common stock before
  extraordinary item
  (in thousands)............................        $12,266   $15,168        $30,864   $23,724      $67,304   $51,023
Diluted earnings per common
  share before extraordinary
  item......................................           0.23      0.28           0.59      0.43         1.26      0.89

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

   Electric utility operating revenues net of energy expenses decreased $4.1 million for the three months ended June 30, 2001, and increased $14.7 million and $18.6 million for the six and twelve months ended June 30, 2001, respectively, compared to the same periods last year, primarily due to changes in the following (in thousands):

                                           Three                 Six                Twelve
                                          Months               Months               Months
                                           Ended                Ended                Ended
                                     -----------------    -----------------    -----------------
Economy sales margins..............           $ 4,372             $ 23,531             $ 36,204
Retail kWh sales...................            (2,216)               4,641               14,122
Energy expenses not recovered
 in New Mexico service area........            (5,466)             (10,993)             (20,055)
Tax refund related to prior periods              (716)              (1,912)              (2,027)
Coal mine reclamation
 adjustment........................                 -                    -               (6,601)
Write-off of capitalized interest
 related
 to postload nuclear fuel..........                 -                    -               (2,614)
Other..............................              (100)                (534)                (447)
                                              -------             --------             --------
   Total...........................           $(4,126)            $ 14,733             $ 18,582
                                              =======             ========             ========

   Comparisons of kWh sales and electric utility operating revenues are shown below (in thousands):

                                                                                             Increase (Decrease)
                                                                                         ----------------------------
Three Months Ended June 30:                         2001                2000                Amount        Percent
------------------------------------------       ----------          ----------          ------------   ------------
Electric kWh sales:
  Retail..................................        1,522,014           1,542,826               (20,812)         (1.3)%   (1)
  Sales for resale........................          383,502             295,709                87,793           29.7    (2)
  Economy sales...........................          273,893             290,533               (16,640)          (5.7)   (3)
                                                 ----------          ----------              --------
   Total..................................        2,179,409           2,129,068                50,341            2.4
                                                 ==========          ==========              ========
Electric utility operating revenues:
  Retail..................................       $  147,935          $  135,684              $ 12,251            9.0%   (4)
  Sales for resale........................           25,425              16,840                 8,585           51.0    (5)
  Economy sales...........................           27,228              15,018                12,210           81.3    (6)
  Other (7)...............................            2,539               2,595                   (56)          (2.2)
                                                 ----------          ----------              --------
   Total..................................       $  203,127          $  170,137              $ 32,990           19.4
                                                 ==========          ==========              ========

                                                                                             Increase (Decrease)
                                                                                         ----------------------------
Six Months Ended June 30:                           2001                2000                Amount        Percent
------------------------------------------       ----------          ----------          ------------   ------------
Electric kWh sales:
  Retail..................................        2,964,661           2,883,007                81,654            2.8%
  Sales for resale........................          705,922             567,439               138,483           24.4    (2)
  Economy sales...........................          628,852             896,415              (267,563)         (29.8)   (3)
                                                 ----------          ----------             ---------
   Total..................................        4,299,435           4,346,861               (47,426)          (1.1)
                                                 ==========          ==========             =========
Electric utility operating revenues:
  Retail..................................       $  270,762          $  243,621             $  27,141           11.1%   (4)
  Sales for resale........................           43,716              29,751                13,965           46.9    (5)
  Economy sales...........................           74,730              29,787                44,943          150.9    (6)
  Other (7)...............................            5,309               4,045                 1,264           31.2    (8)
                                                 ----------          ----------             ---------
   Total..................................       $  394,517          $  307,204             $  87,313           28.4
                                                 ==========          ==========             =========

                                                                                             Increase (Decrease)
                                                                                         ----------------------------
Twelve Months Ended June 30:                        2001                2000                Amount        Percent
------------------------------------------       ----------          ----------          ------------   ------------
Electric kWh sales:
  Retail..................................        6,196,396           6,009,042               187,354            3.1%
  Sales for resale........................        1,421,023           1,100,991               320,032           29.1    (2)
  Economy sales...........................        1,446,725           1,693,348              (246,623)         (14.6)   (3)
                                                 ----------          ----------             ---------
   Total..................................        9,064,144           8,803,381               260,763            3.0
                                                 ==========          ==========             =========
Electric utility operating revenues:
  Retail..................................       $  557,449          $  500,098             $  57,351           11.5%   (4)
  Sales for resale........................           84,128              56,299                27,829           49.4    (5)
  Economy sales...........................          129,861              49,998                79,863          159.7    (6)
  Other (7)...............................           12,283               7,370                 4,913           66.7    (9)
                                                 ----------          ----------             ---------
   Total..................................       $  783,721          $  613,765             $ 169,956           27.7
                                                 ==========          ==========             =========
-----------------

(1)  Primarily due to milder weather in 2001.
(2)  Primarily due to increased kWh sales to IID and CFE.
(3) Primarily due to decreased power production and availability resulting from increased maintenance outages of the Company's generating units, including an extended refueling and maintenance outage at Palo Verde Unit 1. The three and six month decreases were also partially due to a weaker power market in June 2001 compared to last year.

(4) Primarily due to increased energy expenses that are passed through directly to Texas jurisdictional customers.
(5) Primarily due to (i) increased energy expenses that are passed through directly to certain wholesale customers and (ii) increased sales to CFE.
(6) Primarily due to (i) increased margins and (ii) higher prices as a result of increased energy expenses.
(7)  Represents revenues with no related kWh sales.
(8) Primarily due to increased transmission revenues partially offset by margins on swaps entered into with a large power marketer in order to lock in a fixed price on certain power purchases during June 2000 with no comparable amount in the current period.
(9) Primarily due to (i) increased transmission revenues and (ii) margins on swaps entered into with a large power marketer in order to lock in a fixed price on certain power purchases during the summer of 2000.

     Other electric utility operations and maintenance expense increased $2.7 million, $6.3 million and $12.1 million for the three, six and twelve months ended June 30, 2001, respectively, compared to the same periods last year, as follows (in thousands):

                                                                                           Increase
Three Months Ended June 30:                         2001                 2000             (Decrease)
------------------------------------------         -------              -------         ---------------
Maintenance expense at
 generation plants........................         $10,897              $ 8,535               $ 2,362    (1)
Transmission maintenance expense..........             886                  189                   697    (2)
Outside services expense..................           1,673                2,730                (1,057)   (3)
Other.....................................          32,130               31,439                   691
                                                   -------              -------               -------
   Total other electric utility operations
     and maintenance expense..............         $45,586              $42,893               $ 2,693
                                                   =======              =======               =======

                                                                                         Increase
Six Months Ended June 30:                           2001                 2000           (Decrease)
------------------------------------------         -------              -------       ---------------
Maintenance expense at
 generation plants........................         $20,009              $14,762               $ 5,247    (1)
Pensions and benefits expense.............          11,840               10,657                 1,183    (4)
Customer accounts expense.................           5,632                4,936                   696    (5)
Transmission maintenance expense..........           1,055                  378                   677    (2)
Outside services expense..................           2,530                4,938                (2,408)   (6)
Other.....................................          48,807               47,939                   868
                                                   -------              -------               -------
   Total other electric utility operations
     and maintenance expense..............         $89,873              $83,610               $ 6,263
                                                   =======              =======               =======

                                                                                         Increase
Twelve Months Ended June 30:                        2001                 2000           (Decrease)
------------------------------------------        --------             --------       ---------------
Maintenance expense at
 generation plants........................        $ 36,625             $ 25,413               $11,212    (7)
Transmission operations expense...........           4,960                3,710                 1,250    (8)
Transmission maintenance expense..........           1,776                  778                   998    (2)
Pensions and benefits expense.............          25,179               24,218                   961    (4)
Outside services expense..................           6,323               10,283                (3,960)   (9)
Other.....................................         105,486              103,807                 1,679
                                                  --------             --------               -------
   Total other electric utility operations
     and maintenance expense..............        $180,349             $168,209               $12,140
                                                  ========             ========               =======
--------------

(1)  Primarily due to scheduled maintenance outages.
(2) Primarily due to increased costs related to a jointly owned transmission line operated by another utility.
(3) Primarily due to a decrease in (i) tax consulting fees and (ii) corporate restructuring expenses.
(4)  Primarily due to an increased accrual for employee bonuses for 2001.
(5) Primarily due to an increase in the provision for uncollectible accounts due to bankruptcy of a large customer.
(6) Primarily due to a decrease in (i) tax consulting fees; (ii) expenses related to condemnation issues; (iii) Y2K consulting fees with no comparable fees in the current period; (iv) consulting fees for stranded cost studies; and (v) corporate restructuring expenses.
(7) Primarily due to (i) scheduled maintenance outages in 2001 and fourth quarter of 2000; (ii) unscheduled maintenance during the third quarter of 2000; and (iii) an insurance claim receivable recognized in December 1999 for maintenance expenses that were recognized in prior periods.
(8) Primarily due to (i) increased wheeling costs during the third quarter of 2000 due to increased purchased power as a result of a local unit being down for unscheduled maintenance; and (ii) emergency repairs at a transmission switchyard in the third quarter of 2000 with no comparable expenses in the prior period.
(9) Primarily due to a decrease in (i) legal costs; (ii) Y2K consulting fees with no comparable fees in the current period; (iii) consulting fees for stranded cost studies; (iv) expenses related to condemnation issues; and
     (v) tax consulting fees.

   Depreciation and amortization expense did not change significantly for the three, six and twelve months ended June 30, 2001 compared to the same period last year.

   Taxes other than income taxes did not change significantly for the three and six months ended June 30, 2001 compared to the same period last year. The increase of $1.4 million for the twelve months ended June 30, 2001 compared to the same period last year was primarily due to (i) a $3.1 million reversal in December 1999 of sales tax reserves established in prior years and (ii) an increase in Texas revenue related taxes due to higher operating income in the current period. These increases were partially offset by (i) a $1.9 million decrease in Arizona property taxes as a result of depreciation, a regulatory basis plant writedown pursuant to the New Mexico Settlement Agreement and an Arizona bill effective in 2001, and (ii) a $0.4 million franchise tax refund in September 2000.

   Other income (deductions) did not change significantly for the three months ended June 30, 2001 compared to the same period last year. Other income (deductions) increased $2.2 million and $14.6 million for the six and twelve months ended June 30, 2001, respectively, compared to the same periods last year due to litigation settlements of $1.0 million for the six and twelve months ended June 30, 2000 with no comparable activity in the current period. The twelve months ended June 30, 2000 also increased due to the accrual of the $16.5 million settlement agreement payment to Las Cruces in December 1999. The twelve month increase was partially offset by (i) an adjustment of $1.7 million to increase the reported cash value of Company-owned life insurance policies in December 1999 and (ii) a gain realized on the disposition of non-utility property of $1.4 million during the twelve months ended June 30, 2000 with no comparable activity in the current period.

   Interest charges decreased $1.3 million, $1.2 million, and $8.2 million for the three, six and twelve months ended June 30, 2001, respectively, compared to the same periods last year due to (i) a reduction in outstanding debt as a result of open market purchases of the Company's first mortgage bonds and (ii) increased capitalized interest related to construction work in progress. The twelve month decrease was also due to adjustments to postload nuclear fuel to write-off a portion of accumulated interest capitalized prior to 1999 and discontinue capitalizing interest in 1999. These decreases were partially offset by an increase in interest charges related to the remarketing of the pollution control bonds in August 2000.

   Income tax expense, excluding the tax effect of the extraordinary item, decreased $2.7 million for the three months ended June 30, 2001, and increased $3.5 million for the six months ended June 30, 2001 primarily due to changes in pretax income and certain permanent differences. The increase of $10.9 million for the twelve months ended June 30, 2001 compared to the same period last year was primarily due to changes in pretax income and certain permanent differences including (i) a decrease in the adjustment to the cash value of Company-owned life insurance policies and (ii) a decrease in tax-exempt income partially offset by a decrease in nondeductible transition costs.

   Extraordinary loss on extinguishments of debt, net of income tax benefit, represents the payment of premiums on debt extinguishments and the recognition of unamortized issuance expenses on that debt.

   In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." The Company does not believe that its activities or assets as of June 30, 2001 will be impacted by these standards.

   Additionally, in July 2001, the FASB issued Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 provides accounting guidance for retirement obligations, for which there is a legal obligation to settle, associated with tangible long-lived assets. SFAS No. 143 requires that asset retirement costs be capitalized as part of the cost of the related long-lived asset and such costs should be allocated to expense by using a systematic and rational method. The statement requires that the initial measurement of the asset retirement obligation liability to be recorded at fair value and the use of an allocation approach for subsequent changes in the measurement of the liability. Upon adoption of SFAS No. 143, an entity will use a cumulative-effect approach to recognize transition amounts for any existing asset retirement obligation liability, asset retirement costs and accumulated depreciation. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management has not yet quantified the impact of adopting SFAS No. 143 on the Company's financial statements.

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

   The Company is exposed to market risk due to changes in interest rates, equity prices and commodity prices. See the Company's 2000 Form 10-K, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," for a complete discussion of the market risks faced by the Company and the Company's market risk sensitive assets and liabilities. As of June 30, 2001, there have been no material changes in the interest rate and equity price risks faced by the Company or the fair values of assets and liabilities disclosed in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in the Company's 2000 Form 10-K. Additionally, the commodity price risk that the Company had been exposed to due to increased energy costs will be substantially mitigated by the New Mexico Fuel Factor Agreement as discussed below.

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

   Natural gas and purchased power prices increased significantly from May 2000 through May 2001, but have recently begun to decrease on average. The Company's exposure to fuel and purchased power price risk has been substantially mitigated during this time period through the operation of the Texas Commission rules and the Company's energy cost recovery clauses ("fuel clauses") in certain wholesale rates. Under these rules and fuel clauses, energy costs are passed through to customers. In the Company's New Mexico service area, pursuant to a rate freeze that expired on April 30, 2001, energy costs were included in the Company's base rates and were not subject to periodic reconciliation or adjustment for past fluctuations in such costs. Therefore, the Company was exposed to commodity price risk on energy costs that were related to sales of electricity to its New Mexico customers. However, the Company has entered into the New Mexico Fuel Factor Agreement which, among other things, would implement a new fixed fuel factor and reinstate a fuel adjustment clause to reflect its increased energy costs and provide a mechanism for passing through to New Mexico customers increases and decreases in energy costs. See Item 1, Note B, "Regulation - New Mexico Regulatory Matters - Fuel" for further discussion. The implementation of the provisions of the New Mexico Fuel Factor Agreement, which is contingent on final approval of the New Mexico Commission, will substantially mitigate the remaining financial risk to the Company of any further energy cost increases.

   In the normal course of business, the Company utilizes contracts of various durations for the forward sales and purchases of electricity to effectively manage its available generating capacity and supply needs. Such contracts include forward contracts for the sale of generating capacity and energy during periods when the Company's available power resources are expected to exceed the requirements of its native load and sales for resale. They may also include forward contracts for the purchase of wholesale capacity and energy during periods when the market price of electricity is below the Company's expected incremental power production costs or to supplement the Company's generating capacity when demand is anticipated to exceed such capacity. As of June 30, 2001, the Company had entered into forward sales and purchase contracts for
energy.   These agreements are generally fixed-priced contracts and are not recorded at their fair value in the Company's financial statements. Therefore, these contracts do not expose the Company to significant commodity price risk.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

   The Company hereby incorporates by reference the information set forth in
Part I of this report under Note E of Notes to Consolidated Financial
Statements.

Item 4.  Submission of Matters to a Vote of Security Holders

   The annual meeting of shareholders of the Company was held May 10, 2001. The total number of common shares outstanding was 51,221,408, of which 46,591,395 were represented in person or by proxy. The following directors were elected to hold office for a three-year term expiring at the annual meeting of shareholders of the Company to be held in 2003:

         Director                  Votes For           Votes Withheld
---------------------------  ---------------------  ---------------------
Wilson K. Cadman                        46,474,118                117,277
James A. Cardwell                       46,475,772                115,623
James W. Cicconi                        46,473,959                117,436
Patricia Z. Holland-Branch              46,422,609                168,786

   In addition to the individuals set forth above, the following individuals continued as directors following the meeting: George W. Edwards, Jr., Ramiro Guzman, James W. Harris, Kenneth R. Heitz, Michael K. Parks, Eric B. Siegel, Stephen Wertheimer, Charles A. Yamarone, and James Haines.

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



Dated:  August 13, 2001

                           EL PASO ELECTRIC COMPANY

                               INDEX TO EXHIBITS

   Exhibit
    Number                                         Exhibit
--------------  ------------------------------------------------------------------------------
10.04           Form of Directors' Restricted Stock Award Agreement, dated as of May 10,
                2001, between the Company and George W. Edwards, Jr.  (Identical in all
                material respects to Exhibit 10.07 to the Company's Quarterly Report on Form
                10-Q for the quarter ended June 30, 1999)
+10.05          Form of Directors' Restricted Stock Award Agreement between the Company and certain directors of the Company.  (Identical in all material respects to
                Exhibit 10.07 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)
10.06           Form of Change of Control Agreement, dated as of April 23, 2001, between the
                Company and Hector Puente.  (Identical in all material respects to Exhibit
                10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                March 31, 1999)
10.07           Employment Agreement for Hector Puente, dated April 23, 2001.
10.08           Form of Stock Option Agreement, dated as of April 23, 2001, between the
                Company and Hector Puente.  (Identical in all material respects to Exhibit
                99.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                March 31, 1998)
15              Letter re Unaudited Interim Financial Information
+               Twelve agreements, dated as of May 10, 2001, substantially identical in all material respects to this Exhibit, were entered into with George W. Edwards,
                Jr.; Ramiro Guzman; James W. Harris; Kenneth R. Heitz; James W. Cicconi;
                Patricia Z. Holland-Branch; Michael K. Parks; Eric B. Siegel; Stephen
                Wertheimer; Charles A. Yamarone; James A. Cardwell; and Wilson K. Cadman,
                directors of the Company.