Form 10-Q
period 2001-09-30
EL PASO ELECTRIC CO /TX/
filed 2001-11-13
CIK 31978

================================================================================

                                   Form 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                             -------------------

(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 2001

                                      OR

     [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____ to ____

Commission file number 0-296

                           El Paso Electric Company
            (Exact name of registrant as specified in its charter)

                        Texas                       74-0607870
             (State or other jurisdiction of     (I.R.S. Employer
             incorporation or organization)    Identification No.)


Stanton Tower, 100 North Stanton, El Paso, Texas       79901
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

  As of November 2, 2001, there were 50,386,228 shares of the Company's no par value common stock outstanding.

================================================================================

                    EL PASO ELECTRIC COMPANY AND SUBSIDIARY

                              INDEX TO FORM 10-Q


                                                                                         Page No.
                                                                                         --------
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

       Consolidated Balance Sheets - September 30, 2001 and December 31, 2000...             1

       Consolidated Statements of Operations - Three Months, Nine Months and
       Twelve Months Ended September 30, 2001 and 2000..........................             3

       Consolidated Statements of Comprehensive Operations - Three Months, Nine
       Months and Twelve Months Ended September 30, 2001 and 2000...............             5

       Consolidated Statements of Cash Flows - Nine Months Ended September 30,
       2001 and 2000............................................................             6

       Notes to Consolidated Financial Statements...............................             7

       Independent Accountants' Review Report...................................            16

     Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations.............................................            17

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk........            25

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings.................................................            27

     Item 6.  Exhibits and Reports on Form 8-K..................................            27

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                    EL PASO ELECTRIC COMPANY AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                ASSETS                                         September 30,
                            (In thousands)                                         2001               December 31,
                                                                               (Unaudited)               2000
                                                                               -------------          ------------
Utility plant:
  Electric plant in service............................................          $1,685,321           $1,659,539
  Less accumulated depreciation and amortization.......................             452,349              391,675
                                                                                 ----------           ----------
    Net plant in service...............................................           1,232,972            1,267,864
  Construction work in progress........................................              89,759               72,580
  Nuclear fuel; includes fuel in process of $3,257 and
    $10,430, respectively..............................................              75,673               75,880
  Less accumulated amortization........................................              39,574               36,289
                                                                                 ----------           ----------
    Net nuclear fuel...................................................              36,099               39,591
                                                                                 ----------           ----------
      Net utility plant................................................           1,358,830            1,380,035
                                                                                 ----------           ----------

Current assets:
  Cash and temporary investments.......................................              26,036               11,344
  Accounts receivable, principally trade, net of allowance for
    doubtful accounts of $3,636 and $3,325, respectively...............              92,214               86,647
  Inventories, at cost.................................................              25,063               24,845
  Net undercollection of fuel revenues.................................              30,211               15,733
  Prepayments and other................................................              10,560                7,759
                                                                                 ----------           ----------
      Total current assets.............................................             184,084              146,328
                                                                                 ----------           ----------

Long-term contract receivable..........................................               4,908               10,709
                                                                                 ----------           ----------

Deferred charges and other assets:
  Decommissioning trust fund...........................................              57,398               60,176
  Other................................................................              16,345               17,890
                                                                                 ----------           ----------
      Total deferred charges and other assets..........................              73,743               78,066
                                                                                 ----------           ----------

      Total assets.....................................................          $1,621,565           $1,615,138
                                                                                 ==========           ==========

See accompanying notes to consolidated financial statements.

                    EL PASO ELECTRIC COMPANY AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEETS (Continued)

                        CAPITALIZATION AND LIABILITIES                                September 30,
                     (In thousands except for share data)                                 2001                December 31,
                                                                                       (Unaudited)               2000
                                                                                      -------------          -------------
Capitalization:
  Common stock, stated value $1 per share, 100,000,000 shares authorized, 61,528,564 and 60,429,107 shares issued,
    and 228,505 and 276,066 restricted shares, respectively...................         $   61,757             $   60,705
  Capital in excess of stated value...........................................            250,081                244,528
  Unearned compensation - restricted stock awards.............................             (1,792)                (1,309)
  Retained earnings...........................................................            257,783                202,116
  Accumulated other comprehensive income (loss) (net unrealized
    gains (losses) on marketable securities), net of tax......................             (1,274)                 2,902
                                                                                       ----------             ----------
                                                                                          566,555                508,942
  Treasury stock, 11,323,037 and 9,230,786 shares, respectively; at cost......           (125,210)               (96,908)
                                                                                       ----------             ----------
    Common stock equity.......................................................            441,345                412,034
  Long-term debt..............................................................            611,992                715,058
  Financing obligations.......................................................                  -                 25,165
                                                                                       ----------             ----------
        Total capitalization..................................................          1,053,337              1,152,257
                                                                                       ----------             ----------

Current liabilities:
  Current maturities of long-term debt and financing obligations..............            115,539                 57,663
  Accounts payable, principally trade.........................................             34,645                 39,799
  Taxes accrued other than federal income taxes...............................             18,272                 17,054
  Interest accrued............................................................             16,168                 16,528
  Other.......................................................................             16,138                 14,524
                                                                                       ----------             ----------
        Total current liabilities.............................................            200,762                145,568
                                                                                       ----------             ----------

Deferred credits and other liabilities:
  Decommissioning liability...................................................            133,896                128,129
  Accrued postretirement benefit liability....................................             84,192                 81,784
  Accumulated deferred income taxes, net......................................             78,234                 47,279
  Accrued pension liability...................................................             30,871                 31,134
  Other.......................................................................             40,273                 28,987
                                                                                       ----------             ----------
        Total deferred credits and other liabilities..........................            367,466                317,313
                                                                                       ----------             ----------

Commitments and contingencies

        Total capitalization and liabilities..................................         $1,621,565             $1,615,138
                                                                                       ==========             ==========

See accompanying notes to consolidated financial statements.

                    EL PASO ELECTRIC COMPANY AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (In thousands except for share data)


                                                                          Three Months Ended            Nine Months Ended
                                                                            September 30,                 September 30,
                                                                      --------------------------    --------------------------
                                                                             2001          2000            2001          2000
                                                                      -----------   -----------     -----------   -----------
Electric utility operating revenues.................................  $   209,466   $   210,635     $   603,983   $   517,839
                                                                      -----------   -----------     -----------   -----------
Energy expenses:
  Fuel..............................................................       49,741        50,006         152,400       111,680
  Purchased and interchanged power..................................       23,809        27,008          74,957        46,561
                                                                      -----------   -----------     -----------   -----------
                                                                           73,550        77,014         227,357       158,241
                                                                      -----------   -----------     -----------   -----------
Electric utility operating revenues net of energy expenses..........      135,916       133,621         376,626       359,598
                                                                      -----------   -----------     -----------   -----------
Energy services operations:
  Operating revenues................................................        1,016           775           3,001         3,080
  Operating expenses................................................        1,351         1,628           4,464         4,407
                                                                      -----------   -----------     -----------   -----------
                                                                             (335)         (853)         (1,463)       (1,327)
                                                                      -----------   -----------     -----------   -----------
Other electric utility operating expenses:
  Other operations..................................................       34,449        32,647          99,141        96,881
  Maintenance.......................................................        8,996         9,946          34,177        29,322
  Depreciation and amortization.....................................       22,432        21,739          66,831        65,063
  Taxes other than income taxes.....................................       11,608        10,692          33,147        32,683
                                                                      -----------   -----------     -----------   -----------
                                                                           77,485        75,024         233,296       223,949
                                                                      -----------   -----------     -----------   -----------
Operating income....................................................       58,096        57,744         141,867       134,322
                                                                      -----------   -----------     -----------   -----------
Other income (deductions):
  Investment income, net............................................          747           961           3,354         2,706
  Litigation settlements............................................            -             -               -        (1,000)
  Other, net........................................................         (482)         (494)         (1,735)       (2,127)
                                                                      -----------   -----------     -----------   -----------
                                                                              265           467           1,619          (421)
                                                                      -----------   -----------     -----------   -----------
Income before interest charges......................................       58,361        58,211         143,486       133,901
                                                                      -----------   -----------     -----------   -----------
Interest charges (credits):
  Interest on long-term debt........................................       15,419        16,890          48,113        50,453
  Other interest....................................................        1,987         1,909           5,972         5,739
  Interest capitalized..............................................       (1,175)         (931)         (3,471)       (2,763)
                                                                      -----------   -----------     -----------   -----------
                                                                           16,231        17,868          50,614        53,429
                                                                      -----------   -----------     -----------   -----------
Income before income taxes and extraordinary item...................       42,130        40,343          92,872        80,472
Income tax expense..................................................       16,336        14,901          36,214        31,306
                                                                      -----------   -----------     -----------   -----------
Income before extraordinary item....................................       25,794        25,442          56,658        49,166
Extraordinary loss on extinguishments of debt, net of
  income tax benefit................................................          830         1,223             991         1,772
                                                                      -----------   -----------     -----------   -----------
Net income..........................................................  $    24,964   $    24,219     $    55,667   $    47,394
                                                                      ===========   ===========     ===========   ===========

Basic earnings per share:
  Income before extraordinary item..................................  $      0.51   $      0.47     $      1.11   $      0.90
  Extraordinary loss on extinguishments of debt, net of
     income tax benefit.............................................         0.02          0.02            0.02          0.03
                                                                      -----------   -----------     -----------   -----------
     Net income.....................................................  $      0.49   $      0.45     $      1.09   $      0.87
                                                                      ===========   ===========     ===========   ===========
Diluted earnings per share:
  Income before extraordinary item..................................  $      0.50   $      0.46     $      1.09   $      0.89
  Extraordinary loss on extinguishments of debt, net of
     income tax benefit.............................................         0.02          0.02            0.02          0.03
                                                                      -----------   -----------     -----------   -----------
     Net income.....................................................  $      0.48   $      0.44     $      1.07   $      0.86
                                                                      ===========   ===========     ===========   ===========

Weighted average number of common shares
  outstanding.......................................................   50,940,426    54,400,463      51,096,435    54,691,003
                                                                      ===========   ===========     ===========   ===========
Weighted average number of common shares and
  dilutive potential common shares outstanding......................   51,798,263    55,345,544      52,033,643    55,460,129
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

                    EL PASO ELECTRIC COMPANY AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (In thousands except for share data)

                                                                                                Twelve Months Ended
                                                                                                   September 30,
                                                                                           -------------------------------
                                                                                               2001                2000
                                                                                           -----------         -----------

Electric utility operating revenues.............................................           $   782,552         $   654,633
                                                                                           -----------         -----------
Energy expenses:
  Fuel..........................................................................               200,267             139,228
  Coal mine reclamation adjustment..............................................                     -              (6,601)
  Purchased and interchanged power..............................................                89,613              47,906
                                                                                           -----------         -----------
                                                                                               289,880             180,533
                                                                                           -----------         -----------
Electric utility operating revenues net of energy expenses......................               492,672             474,100
                                                                                           -----------         -----------
Energy services operations:
  Operating revenues............................................................                 5,162               3,696
  Operating expenses............................................................                 6,727               5,357
                                                                                           -----------         -----------
                                                                                                (1,565)             (1,661)
                                                                                           -----------         -----------
Other electric utility operating expenses:
  Other operations..............................................................               134,546             135,981
  Maintenance...................................................................                46,655              37,022
  Depreciation and amortization.................................................                88,769              88,156
  Taxes other than income taxes.................................................                43,618              40,532
                                                                                           -----------         -----------
                                                                                               313,588             301,691
                                                                                           -----------         -----------
Operating income................................................................               177,519             170,748
                                                                                           -----------         -----------
Other income (deductions):
  Investment income, net........................................................                 4,130               3,789
  Litigation settlements........................................................                     -             (17,500)
  Other, net....................................................................                (1,879)                918
                                                                                           -----------         -----------
                                                                                                 2,251             (12,793)
                                                                                           -----------         -----------
Income before interest charges..................................................               179,770             157,955
                                                                                           -----------         -----------
Interest charges (credits):
  Interest on long-term debt....................................................                64,909              71,764
  Other interest................................................................                 7,865               7,539
  Interest capitalized..........................................................                (4,464)             (1,577)
                                                                                           -----------         -----------
                                                                                                68,310              77,726
                                                                                           -----------         -----------
Income before income taxes and extraordinary item...............................               111,460              80,229
Income tax expense..............................................................                43,804              29,988
                                                                                           -----------         -----------
Income before extraordinary item................................................                67,656              50,241
Extraordinary loss on extinguishments of debt, net of income tax benefit........                   991               1,857
                                                                                           -----------         -----------
Net income......................................................................           $    66,665         $    48,384
                                                                                           ===========         ===========

Basic earnings per share:
  Income before extraordinary item..............................................           $      1.31         $      0.91
  Extraordinary loss on extinguishments of debt, net of income tax benefit......                  0.02                0.04
                                                                                           -----------         -----------
     Net income.................................................................           $      1.29         $      0.87
                                                                                           ===========         ===========
Diluted earnings per share:
  Income before extraordinary item..............................................           $      1.29         $      0.90
  Extraordinary loss on extinguishments of debt, net of income tax benefit......                  0.02                0.04
                                                                                           -----------         -----------
     Net income.................................................................           $      1.27         $      0.86
                                                                                           ===========         ===========

Weighted average number of common shares outstanding............................            51,493,984          55,412,512
                                                                                           ===========         ===========
Weighted average number of common shares and dilutive
  potential common shares outstanding...........................................            52,437,756          56,131,974
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

                    EL PASO ELECTRIC COMPANY AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                  (Unaudited)
                                (In thousands)

                                                        Three Months             Nine Months            Twelve Months
                                                           Ended                    Ended                   Ended
                                                       September 30,            September 30,           September 30,
                                                     ------------------      ------------------      ------------------
                                                       2001       2000         2001       2000         2001       2000
                                                     -------    -------      -------    -------      -------    -------

Net income......................................     $24,964    $24,219      $55,667    $47,394      $66,665    $48,384
Other comprehensive income (loss):
 Net unrealized gains (losses) on marketable
   securities:
   Unrealized holding gains (losses) arising
     during period..............................      (4,631)      (436)      (7,565)      (662)      (9,786)     2,992
   Reclassification adjustments for losses
     included in net income.....................         589        176        1,169        559        1,528        778
 Income tax benefit (expense) related to items
   of other comprehensive income (loss).........       1,396         91        2,220         36        2,872     (1,320)
                                                     -------    -------      -------    -------      -------    -------
Other comprehensive income (loss),
 net of tax.....................................      (2,646)      (169)      (4,176)       (67)      (5,386)     2,450
                                                     -------    -------      -------    -------      -------    -------
Comprehensive income............................     $22,318    $24,050      $51,491    $47,327      $61,279    $50,834
                                                     =======    =======      =======    =======      =======    =======

See accompanying notes to consolidated financial statements.

                    EL PASO ELECTRIC COMPANY AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                -------------------------------
                                                                                   2001                 2000
                                                                                ----------           ----------
Cash flows from operating activities:
  Net income..............................................................      $   55,667           $   47,394
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization of electric plant in service............          66,831               65,063
    Amortization of nuclear fuel..........................................          12,737               13,152
    Deferred income taxes.................................................          33,776               29,679
    Extraordinary loss on extinguishments of debt, net of
       income tax benefit.................................................             991                1,772
    Amortization and accretion of interest costs..........................           7,098                7,105
    Other operating activities............................................           1,338                2,441
  Change in:
    Accounts receivable...................................................          (5,567)             (25,004)
    Inventories...........................................................            (218)                 796
    Net under/overcollection of fuel revenues.............................          (4,635)             (19,717)
    Prepayments and other.................................................          (2,801)                  41
    Long-term contract receivable.........................................           5,801                4,851
    Accounts payable......................................................          (5,154)               7,814
    Litigation settlements payable........................................               -              (16,500)
    Taxes accrued other than federal income taxes.........................           1,218                1,537
    Interest accrued......................................................            (360)              (1,362)
    Other current liabilities.............................................           1,614                1,889
    Deferred charges and credits..........................................           3,533                 (140)
                                                                                ----------           ----------
      Net cash provided by operating activities...........................         171,869              120,811
                                                                                ----------           ----------
Cash flows from investing activities:
  Cash additions to utility property, plant and equipment.................         (46,777)             (49,747)
  Cash additions to nuclear fuel..........................................          (8,876)              (9,685)
  Interest capitalized:
    Utility property, plant and equipment.................................          (3,103)              (2,296)
    Nuclear fuel..........................................................            (368)                (467)
  Investment in decommissioning trust fund................................          (3,618)              (4,034)
  Other investing activities..............................................             972                   64
                                                                                ----------           ----------
      Net cash used for investing activities..............................         (61,770)             (66,165)
                                                                                ----------           ----------
Cash flows from financing activities:
  Proceeds from exercise of stock options.................................           5,244                    -
  Purchases of treasury stock.............................................         (28,302)             (25,275)
  Repurchases of and payments on long-term debt...........................         (68,780)             (40,628)
  Nuclear fuel financing obligations:
    Proceeds..............................................................          10,868               12,229
    Payments..............................................................         (13,986)             (14,758)
  Payments on capital lease obligations...................................               -               (1,688)
  Other financing activities..............................................            (451)              (1,579)
                                                                                ----------           ----------
      Net cash used for financing activities..............................         (95,407)             (71,699)
                                                                                ----------           ----------
Net increase (decrease) in cash and temporary investments.................          14,692              (17,053)
Cash and temporary investments at beginning of period.....................          11,344               37,234
                                                                                ----------           ----------
Cash and temporary investments at end of period...........................      $   26,036           $   20,181
                                                                                ==========           ==========

See accompanying notes to consolidated financial statements.

                    EL PASO ELECTRIC COMPANY AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

A. Principles of Preparation

   The consolidated financial statements include the accounts of El Paso Electric Company and its wholly-owned subsidiary, MiraSol Energy Services, Inc. ("MiraSol") (collectively, the "Company"). MiraSol, which began operations as a separate subsidiary in March 2001, provides energy efficiency products and services previously provided by the Company's Energy Services Business Group. All intercompany transactions and balances have been eliminated in consolidation. Additionally, the revenues and expenses of the former Energy Services Business Group have been reclassified for all periods presented in the accompanying consolidated statements of operations as energy services revenues and expenses. Certain other prior period amounts have been reclassified to conform with the current period presentation.

   Pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in financial statements prepared in accordance with generally accepted accounting principles.

   These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto in the Annual Report of El Paso Electric Company on Form 10-K for the year ended December 31, 2000 (the "2000 Form 10-K"). Capitalized terms used in this report and not defined herein have the meaning ascribed for such terms in the 2000 Form 10-K. In the opinion of management of the Company, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at September 30, 2001 and December 31, 2000; the results of its operations for the three, nine and twelve months ended September 30, 2001 and 2000; and its cash flows for the nine months ended September 30, 2001 and 2000. The results of operations for the three, nine and twelve months ended September 30, 2001 and the cash flows for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full calendar year.

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

   The Company uses commodity contracts to manage its exposure to price and availability risks and these contracts generally have the characteristics of derivatives. The Company does not trade or use these instruments with the objective of earning financial gains on the commodity price fluctuations. The Company determined, upon implementation of SFAS No. 133, that all such contracts that had the characteristics of derivatives met the "normal purchases and normal sales" exception provided in SFAS No. 133, and, as such, were not required to be accounted for as derivatives pursuant to SFAS No. 133 and other guidance.

                    EL PASO ELECTRIC COMPANY AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

   At July 1, 2001, the Company implemented DIG Issue C10, "Scope Exceptions:
Can Option Contracts and Forward Contracts with Optionality Features Qualify for the Normal Purchases and Normal Sales Exception," DIG Issue C15, "Scope
Exceptions: Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forward Contracts in Electricity" and DIG Issue C16, "Scope
Exceptions: Applying the Normal Purchases and Normal Sales Exception to Contracts That Combine a Forward Contract and a Purchase Option Contract."
Based upon this implementation, the Company has determined that certain of its natural gas commodity contracts with optionality features are not eligible for the normal purchases exception and, therefore, are required to be accounted for as derivative instruments pursuant to SFAS No. 133. However, as of September 30, 2001, the variable pricing provisions of existing gas contracts are such that these derivative instruments have no significant fair value. As of September 30, 2001, the Company determined that all such existing contracts affected by DIG Issue C15 met the specific criteria listed in the Issue and, therefore, continue to qualify for the normal purchases and normal sales exception.

   Additionally, the FASB has continued to issue additional guidance on SFAS No. 133 including providing revised guidance on DIG Issue C15, the ultimate effects of which may impact the Company's application of SFAS No. 133.

Supplemental Cash Flow Disclosures (in thousands)

                                                                    Nine Months Ended September 30,
                                                                    -------------------------------
                                                                      2001                   2000
                                                                    --------               --------
Cash paid for:
   Interest on long-term debt (1)...................                $ 47,315               $ 48,945
   Other interest...................................                      18                    231
   Income taxes.....................................                   3,550                  1,200
Non-cash investing and financing activities:
   Grants of restricted shares of
       common stock.................................                   1,776                  1,725

----------
(1) Includes interest on bonds, letter of credit fees related to bonds, and interest on nuclear fuel financing not capitalized.

                    EL PASO ELECTRIC COMPANY AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

Reconciliation of Basic and Diluted Earnings Per Share

   The reconciliation of basic and diluted earnings per share before extraordinary item is presented below:

                                                              Three Months Ended September 30,
                                         -------------------------------------------------------------------------
                                                         2001                                2000
                                         -----------------------------------   -----------------------------------
                                                                        Per                                   Per
                                             Income         Shares     Share       Income         Shares     Share
                                         --------------   ----------   -----   --------------   ----------   -----
                                         (In thousands)                        (In thousands)
Basic earnings per share:
 Income before extraordinary
  item...............................    $       25,794   50,940,426   $0.51   $       25,442   54,400,463   $0.47
                                                                       =====                                 =====

Effect of dilutive securities:
 Unvested restricted stock...........                 -       79,769                     -          70,209
 Stock options.......................                 -      778,068                     -         874,872
                                         --------------   ----------           --------------   ----------

Diluted earnings per share:
 Income before extraordinary
  item...............................    $       25,794   51,798,263   $0.50   $       25,442   55,345,544   $0.46
                                         ==============   ==========   =====   ==============   ==========   =====

                                                              Nine Months Ended September 30,
                                         -------------------------------------------------------------------------
                                                         2001                                2000
                                         -----------------------------------   -----------------------------------
                                                                        Per                                   Per
                                             Income         Shares     Share       Income         Shares     Share
                                         --------------   ----------   -----   --------------   ----------   -----
                                         (In thousands)                        (In thousands)
Basic earnings per share:
 Income before extraordinary
  item...............................    $       56,658   51,096,435   $1.11   $       49,166   54,691,003   $0.90
                                                                       =====                                 =====

Effect of dilutive securities:
 Unvested restricted stock...........                 -       53,588                        -       48,193
 Stock options.......................                 -      883,620                        -      720,933
                                         --------------   ----------           --------------   ----------

Diluted earnings per share:
 Income before extraordinary
  item...............................    $       56,658   52,033,643   $1.09   $       49,166   55,460,129   $0.89
                                         ==============   ==========   =====   ==============   ==========   =====

                                                             Twelve Months Ended September 30,
                                         -------------------------------------------------------------------------
                                                         2001                                2000
                                         -----------------------------------   -----------------------------------
                                                                        Per                                   Per
                                             Income         Shares     Share       Income         Shares     Share
                                         --------------   ----------   -----   --------------   ----------   -----
                                         (In thousands)                        (In thousands)
Basic earnings per share:
 Income before extraordinary
  item...............................    $       67,656   51,493,984   $1.31   $       50,241   55,412,512   $0.91
                                                                       =====                                 =====

Effect of dilutive securities:
 Unvested restricted stock...........                 -       60,536                        -       50,210
 Stock options.......................                 -      883,236                        -      669,252
                                         --------------   ----------           --------------   ----------

Diluted earnings per share:
 Income before extraordinary
  item...............................    $       67,656   52,437,756   $1.29   $       50,241   56,131,974   $0.90
                                         ==============   ==========   =====   ==============   ==========   =====

                    EL PASO ELECTRIC COMPANY AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

   Options that were excluded from the computation of diluted earnings per share because the exercise price was greater than the average market price of the shares for the period are listed below:

   1) 60,000 options granted May 29, 1998 at an exercise price of $9.50 were excluded for the fourth quarter of 1999 and the first quarter of 2000.
   2) 42,432 options granted January 1, 2000 at an exercise price of $9.81 were excluded for the first quarter of 2000.
   3) 50,000 options granted March 15, 2000 at an exercise price of $9.50 were excluded for the first quarter of 2000.
   4) 2,107 options granted October 1, 2000 at an exercise price of $13.77 were excluded for the fourth quarter of 2000 and the first quarter of 2001.
   5) 150,000 options granted December 15, 2000 at an exercise price of $12.60 were excluded for the first quarter of 2001.
   6) 2,941 options granted January 1, 2001 at an exercise price of $13.20 were excluded for the first quarter of 2001.
   7) 150,000 options granted May 10, 2001 at an exercise price of $14.95 were excluded for the second and third quarters of 2001.
   8) 795 options granted April 1, 2001 at an exercise price of $14.60 were excluded for the third quarter of 2001.
   9) 1,424 options granted July 1, 2001 at an exercise price of $15.99 were excluded for the third quarter of 2001.

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

                    EL PASO ELECTRIC COMPANY AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

of past undercollections of fuel revenues. In November 2000, the Texas Commission approved a settlement which increased the fixed fuel factor from $0.01435 to $0.02186 per kWh.

   On January 8, 2001, the Company filed a new petition with the Texas Commission for a fuel factor increase to $0.02915 per kWh and a 12-month surcharge of previously undercollected fuel costs. On May 4, 2001, the Company filed a unanimous settlement agreement (the "Texas Fuel Settlement") between the Company and the parties which had intervened, including the City of El Paso. After gas costs declined and off-system sales margins increased from previously forecasted levels, the Texas Fuel Settlement included a proposed fuel factor increase to $0.02494 per kWh. This factor was implemented on an interim basis in April 2001. In combination, the two increases in fuel factors increased fuel revenue collections by $36.5 million through September 30, 2001. The Texas Fuel Settlement also provides for the surcharge of underrecovered fuel costs as of December 31, 2000 of approximately $15 million plus interest over an 18-month period. The surcharge was implemented on an interim basis beginning with the first billing cycle in June 2001. The Texas Fuel Settlement provides for the final agreement between the parties for the non-recovery of certain purchased power contract costs as well as the favorable disposition of previously unrecognized Palo Verde performance rewards, including interest. These provisions taken together did not have a material effect on the Company's results of operations and resulted in an $11.0 million increase in Net Undercollection of Fuel Revenues and a $10.5 million increase in Deferred Credits and Other Liabilities - Other, which were recorded in June 2001. The Company also agreed to a prospective change in the Palo Verde performance standards, which will materially reduce future rewards and penalties on a symmetrical basis. The settlement agreement, while resolving all disputed issues in the case, included some stipulations on fuel reconciliation issues beyond the scope of the public notice initially filed. Therefore, the parties to the proceeding agreed to provide a supplemental notice and intervention period. After publication of the additional notice, a group of individuals intervened in the case and were designated as the Low-Income Intervenors. No other person or party sought or were granted party status. Subsequently, the Low-Income Intervenors reached an agreement with the Company, which was memorialized by a side agreement not requiring Commission approval, and in which they supported the stipulation previously agreed to by all other parties. Based on the unanimous settlement and stipulation, a hearing examiner remanded the case for final approval to the Texas Commission which granted approval at the Open Meeting of October 18, 2001.

   The fuel surcharge granted to the Company, as well as the Company's other energy expenses not otherwise finally resolved in the Texas Fuel Settlement, will be subject to final review by the Texas Commission in the Company's next fuel reconciliation proceeding, which is expected to be filed by the middle of 2002. The Texas Commission staff, local regulatory authorities such as the City of El Paso, and customers are entitled to intervene in a fuel reconciliation proceeding and to challenge the prudence of fuel and purchased power expenses not otherwise finally resolved in the Texas Fuel Settlement.

New Mexico Regulatory Matters

   Deregulation. In March 2001, the New Mexico Legislature amended the New Mexico Restructuring Law to postpone deregulation in New Mexico until January 1, 2007, and to prohibit the separation of a utility's transmission and distribution activities from its existing generation activities until September 1,

                    EL PASO ELECTRIC COMPANY AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

2005. The amended New Mexico Restructuring Law permits utilities to form holding companies and participate in unregulated power production, provided the utility does not separate its transmission and distribution activities from its existing generation activities.

   The amended New Mexico law requires the New Mexico Commission to approve previously filed applications to form holding companies to the extent that the applications do not conflict with the provisions of the law as amended and are otherwise in the public interest. Accordingly, in early April 2001, the Company filed its suggested amendments to its previously filed proposed corporate restructuring plan. The filing sought to conform the Company's proposal with the requirements under the amended law which requires the regulated utility to continue to own all regulated generation currently owned and operated by the utility. On June 28, 2001, the New Mexico Commission issued its order approving formation of a holding company for the Company. Although the order approved the Company's formation of a holding company, it also placed thirty-eight conditions upon its approval. The conditions include numerous reporting and compliance requirements as well as strict prohibitions on certain intercompany activity. The Company sought rehearing on the Final Order, which was denied without action by the Commission. The Company filed an appeal with the New Mexico Supreme Court on September 15, 2001. After reviewing the Company's options in light of the Commission's holding company order, the Company determined it was in its best interest to request that the Commission vacate the Final Order. The Company negotiated with the Commission staff and the Attorney General to file a Joint Motion asking the Court to dismiss the appeal so the Commission could vacate the Final Order and allow the Company to withdraw its application. The Court dismissed the appeal on October 10, 2001, and the Commission's action to vacate the order is pending. If the Final Order is vacated, the Company will no longer be subject to the holding company conditions. The Company can then request a holding company at a later date, if and when needed, subject to whatever legal requirements are in effect at that time.

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

   Fuel. The New Mexico Settlement Agreement entered into in October 1998 eliminated the then existing fuel factor of $0.01949 per kWh and incorporated it into frozen base rates. Accordingly, the Company was required to absorb any increases in fuel and purchased power ("energy") expenses related to its New Mexico retail customers until new rates were implemented subsequent to the end of the rate freeze on April 30, 2001. The average energy costs incurred for New Mexico jurisdictional customers exceeded this fuel factor by a substantial amount. Therefore, on April 23, 2001, the Company filed a petition with the New Mexico Commission proposing a settlement that would implement a new fixed fuel factor and reinstate for a two-year period a fuel adjustment clause in lieu of a base rate increase (the "New Mexico Fuel Factor Agreement"). The proposed fixed fuel factor of $0.01501 per kWh would increase revenues by approximately $19 million annually and would be in addition to the fuel factor that is currently included in base rates. The proposed fixed fuel factor would keep overall retail rates more

                    EL PASO ELECTRIC COMPANY AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

consistent with the retail rates charged to Texas jurisdictional customers. The reinstatement of a fuel adjustment clause would also substantially mitigate the financial risk to the Company of any further energy cost increases over the two-year period of the agreement.

   The New Mexico Commission has allowed the Company to implement its New Mexico Fuel Factor Agreement, beginning with consumption on June 15, 2001, subject to refund, and appointed a hearing examiner to preside over the hearing in the case and submit a recommended decision. On October 23, 2001, the hearing examiner issued a Certification of Stipulation in which he recommended Commission approval of the New Mexico Fuel Factor Agreement with only one change relating to the reconciliation of fuel recoveries following the two-year period of the applicability of the New Mexico Fuel Factor Agreement and during the pendancy of the rate case proceeding to be filed following the two-year period. Because the proposed change differs from the New Mexico Fuel Factor Agreement signed by the parties, the Company has filed an exception to the Certification of Stipulation. Nonetheless, the Company does not believe the proposed change would have a
negative substantive impact on the Company.   The Company began recording the
effects of the New Mexico Fuel Factor Agreement during the third quarter of 2001 and expects a final order by the end of 2001.

C. Common Stock Repurchase Program

   The Company's Board of Directors previously approved two stock repurchase programs allowing the Company to purchase up to twelve million of its outstanding shares of common stock. As of September 30, 2001, the Company had repurchased 11,252,729 shares of common stock under these programs for approximately $124.7 million, including commissions. The Company expects to continue to make purchases primarily in the open market at prevailing prices and will also engage in private transactions, if appropriate. Any repurchased shares will be available for issuance under employee benefit and stock option plans, or may be retired.

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

                    EL PASO ELECTRIC COMPANY AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

Power Contracts

   In addition to the contracts entered into prior to December 31, 2000 and discussed in the Company's 2000 Form 10-K, the Company has since entered into the following agreements with various counterparties for forward firm purchases and sales of electricity:

        Type of Contract          Quantity     Term
        ----------------          --------     ----
        Purchase  on-peak          103 MW      2001
        Purchase  on-peak           50 MW      October 2001
        Sale  off-peak              50 MW      December 2001
        Purchase  on-peak          128 MW      2002
        Sale  off-peak              25 MW      2002
        Purchase  on-peak           25 MW      April through October 2002
        Purchase  on-peak           60 MW      June through September 2002
        Purchase  on-peak          103 MW      2003 through 2005

   The Company also has an agreement with a counterparty for power exchanges under which the Company will receive 80 MW of on-peak capacity and associated energy during 2002 at the Eddy County tie and concurrently deliver the same amount at Palo Verde and/or Four Corners. The on-peak exchange amount will decrease to 30 MW for 2003 through 2005. The agreement also gives the counterparty the option to deliver up to 133 MW of off-peak capacity and associated energy to the Company at the Eddy County tie from 2002 through 2005 in exchange for the same amount of energy concurrently delivered by the Company at Palo Verde and/or Four Corners. The Company will receive a guaranteed margin on any energy exchanged under the off-peak agreement.

Tax Matters

   The Company's federal income tax returns for the years 1996 through 1998 have been examined by the Internal Revenue Service ("IRS"). On October 3, 2001, the Company received the IRS notice of proposed deficiency. The primary audit adjustments proposed by the IRS relate to whether the Company was entitled to deduct payments made on emergence from Chapter 11 bankruptcy proceedings relating to the Palo Verde Nuclear plant. The Company has protested the audit adjustments through administrative appeals and believes that its treatment of the payments is supported by substantial legal authority. In the event that the IRS prevails, the resulting income tax and interest payments could be material to the Company's financial position, results of operations and cash flows. The Company believes that the audit adjustments can be resolved through administrative appeals and that adequate provision has been made through September 30, 2001 for any additional tax that may be due.

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

                    EL PASO ELECTRIC COMPANY AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

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

                     Independent Accountants' Review Report
                     --------------------------------------



The Shareholders and the Board of Directors
El Paso Electric Company:


We have reviewed the accompanying condensed consolidated balance sheet of El Paso Electric Company and subsidiary (the Company) as of September 30, 2001, the related condensed consolidated statements of operations and comprehensive operations for the three months, nine months and twelve months ended September 30, 2001 and 2000, and the related condensed consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000. These condensed consolidated financial statements are the responsibility of the Company's management.

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



El Paso, Texas
October 26, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The information contained in this Item 2 updates, and should be read in conjunction with, the information set forth in Part II, Item 7 of the Company's 2000 Form 10-K.

   Statements in this document, other than statements of historical information, are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, as well as other oral and written forward-looking statements made by or on behalf of the Company from time to time, including statements contained in the Company's filings with the Securities and Exchange Commission and its reports to shareholders, involve known and unknown risks and other factors which may cause the Company's actual results in future periods to differ materially from those expressed in any forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: (i) increased prices for fuel and purchased power, (ii) the possibility that regulators may not permit the Company to pass through all such increased costs to customers, (iii) fluctuations in wholesale margins due to uncertainty in the wholesale power market, (iv) unanticipated increased costs associated with scheduled and unscheduled outages and (v) other factors discussed below under the headings "Overview" and "Liquidity and Capital Resources," as well as in the Company's filings with the Securities and Exchange Commission. The Company's filings are available from the Securities and Exchange Commission or may be obtained upon request from the Company. Any such forward-looking statement is qualified by reference to these risks and factors. The Company cautions that these risks and factors are not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company except as required by law.

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

   The electric utility industry in general and the Company in particular are facing significant challenges and increased competition as a result of changes in federal provisions relating to third-party transmission services and independent power production, as well as changes in state laws and regulatory provisions relating to wholesale and retail service. In 1999, both Texas and New Mexico passed industry deregulation legislation requiring the Company to separate its transmission and distribution functions, which will remain regulated, from its power generation and energy services businesses, which will operate in a competitive market in the future. New Mexico subsequently amended its deregulation law to delay the implementation date. While the Company is not subject to deregulation in its Texas and New Mexico jurisdictions until late 2005 and January 2007, respectively, the potential effects of competition in the power generation and energy services markets remain important to the Company. There can be no assurance that the deregulation of the power generation market will not adversely affect the future operations, cash flows and financial condition of the Company.

   The changing regulatory environment and the advent of unregulated power production have created a substantial risk that the Company will lose important customers. The Company's wholesale and large retail customers already have, in varying degrees, additional alternate sources of economical power, including co-generation of electric power. Historically, the Company has lost certain large retail customers to self generation and/or co-generation and seen reductions in wholesale sales due to new sources of generation. American National Power, Inc., a wholly-owned subsidiary of International Power PLC, has announced it is exploring the possibility of building a generation plant in El Paso, Texas.
Duke Energy has begun the initial phase of construction on a generation plant in Deming, New Mexico and has announced it is exploring the possibility of building a generation plant in Lordsburg, New Mexico. Public Service Company of New Mexico has begun the initial phase of construction on a generation plant outside Las Cruces, New Mexico. If the Company loses a significant portion of its retail customer base or wholesale sales, the Company may not be able to replace such revenues through either the addition of new customers or an increase in rates to remaining customers.

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

   Under the Texas Commission rules and the Company's energy cost recovery clauses ("fuel clauses") in certain wholesale rates, energy costs are passed through to customers. However, energy costs were not passed through to the Company's New Mexico customers prior to June 15, 2001. These energy costs were included in base rates and were not subject to periodic reconciliation or adjustment for fluctuations in such costs. From October 1, 2000 through June 15, 2001, the Company incurred increased energy expenses which cannot be recovered from New Mexico and certain wholesale customers of approximately $6.9 million, net of tax, compared to the same period a year earlier. The New Mexico Commission allowed the Company to implement its New Mexico Fuel Factor Agreement, beginning with consumption on June 15, 2001, subject to refund, and appointed a hearing examiner to preside over the hearing in the case and submit a recommended decision. On October 23, 2001, the hearing examiner issued a Certification of Stipulation in which he recommended Commission approval of the New Mexico Fuel Factor Agreement with only one change relating to the reconciliation of fuel recoveries following the two-year period of the applicability of the New Mexico Fuel Factor Agreement and during the pendancy of the rate case proceeding to be filed following the two-year period. Because the proposed change differs from the New Mexico Fuel Factor Agreement signed by the parties, the Company has filed an exception to the Certification of Stipulation. Nonetheless, the Company does not believe the proposed change would have a negative substantive impact on the Company. The reinstatement of a fuel adjustment clause would also substantially mitigate the financial risk to the Company of any further energy cost increases over the two-year period of the agreement. The Company began recording the effects of the New Mexico Fuel Factor Agreement during the third quarter of 2001 and expects a final order by the end of 2001. See Item 1, Note B, "Regulation - New Mexico Regulatory Matters - Fuel" and Item 3, "Quantitative and Qualitative Disclosures About Market Risk - Commodity Price Risk."

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

   Long-term capital requirements of the Company will consist primarily of construction of electric utility plant and payment of interest on and retirement of debt. The Company is analyzing its capacity needs but currently has no definite plans to add any significant amount of new generating capacity to serve retail load prior to 2004. Utility construction expenditures will consist primarily of expanding and updating the transmission and distribution systems and the cost of capital improvements and replacements at Palo Verde and other generating facilities, including the replacement of the Palo Verde steam generators.

   As of September 30, 2001, cash and temporary investments totaled $26.0 million, an increase of $14.7 million from the December 31, 2000 balance of $11.3 million. The Company redeemed the remaining $34.6 million of Series B First Mortgage Bonds at their maturity on May 1, 2001 from cash on hand. The Company has a $100 million revolving credit facility, which provides up to $70 million for nuclear fuel purchases and up to $50 million (depending on the amount of borrowings outstanding for nuclear fuel purchases) for working capital needs. The revolving credit facility's term ends on February 8, 2002, when it is expected to be renewed or replaced on comparable terms. At September 30, 2001, approximately $45.0 million had been drawn for nuclear fuel purchases. No amounts are currently outstanding on this facility for working capital needs.

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

   As part of an aggressive deleveraging program, the Company has significantly reduced its long-term debt since its emergence from bankruptcy in 1996. From June 1, 1996 through November 2, 2001, the Company repurchased on the open market approximately $395.3 million of first mortgage bonds, including approximately $26.4 million of first mortgage bonds during the third quarter of 2001 and an additional $9.0 million in October 2001. As mentioned above, the Company also redeemed the remaining $34.6 million of Series B First Mortgage Bonds at their maturity on May 1, 2001 from cash on hand. Common stock equity as a percentage of capitalization, including current maturities of long-term debt and financing and capital lease obligations, has increased from 19% at June 30, 1996 to 38% at September 30, 2001.

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

   The Company's Board of Directors previously approved two stock repurchase programs allowing the Company to purchase up to twelve million of its outstanding shares of common stock. As of November 2, 2001, the Company had repurchased 11,302,729 shares of common stock under these programs for approximately $125.4 million, including commissions. The Company expects to continue to make purchases primarily in the open market at prevailing prices and will also engage in private transactions, as appropriate. Any repurchased shares may be available for issuance under employee benefit and stock option plans, or may be retired.

                                             Historical Results of Operations

                                            Three Months           Nine Months           Twelve Months
                                         Ended September 30,    Ended September 30,    Ended September 30,
                                         -------------------    -------------------    -------------------
                                           2001      2000        2001      2000          2001      2000
                                          -------   -------     -------   -------       -------   -------
Income before extraordinary
  item (in thousands).................... $25,794   $25,442     $56,658   $49,166       $67,656   $50,241
Diluted earnings per share
  before extraordinary item..............    0.50      0.46        1.09      0.89          1.29      0.90

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

   Electric utility operating revenues net of energy expenses increased $2.3 million, $17.0 million and $18.6 million for the three, nine and twelve months ended September 30, 2001, respectively, compared to the same periods last year, primarily due to changes in the following (in thousands):

                                            Three         Nine          Twelve
                                            Months        Months        Months
                                            Ended         Ended         Ended
                                           -------       -------       --------
    Economy sales margins..............    $(2,024)      $21,507       $ 31,897
    kWh sales..........................      1,970         8,507         11,486
    Energy expenses not recovered
     in New Mexico service area........      3,739        (6,855)       (10,567)
    Coal mine reclamation
     adjustment........................          -             -         (6,601)
    Write-off of capitalized interest
     related to postload nuclear fuel..          -             -         (2,614)
    Margins on energy swaps............       (957)       (1,280)        (1,280)
    Other..............................       (433)       (4,851)        (3,749)
                                           -------       -------       --------
       Total...........................    $ 2,295       $17,028       $ 18,572
                                           =======       =======       ========

   Comparisons of kWh sales and electric utility operating revenues are shown below (in thousands):

                                                                                               Increase (Decrease)
                                                                                            -------------------------
Three Months Ended September 30:                    2001                2000                 Amount          Percent
--------------------------------                 ----------          ----------             ---------      ----------
Electric kWh sales:
  Retail..................................        1,830,696           1,833,694                (2,998)         (0.2)%
  Sales for resale........................          480,717             398,239                82,478          20.7    (1)
  Economy sales...........................          173,762             399,415              (225,653)        (56.5)   (2)
                                                 ----------          ----------             ---------
   Total..................................        2,485,175           2,631,348              (146,173)         (5.6)
                                                 ==========          ==========             =========
Electric utility operating revenues:
  Retail..................................       $  164,955          $  162,739             $   2,216           1.4%
  Sales for resale........................           27,431              23,185                 4,246          18.3    (1)
  Economy sales...........................           15,069              19,658                (4,589)        (23.3)   (3)
  Other (5)...............................            2,011               5,053                (3,042)        (60.2)   (4)
                                                 ----------          ----------             ---------
   Total..................................       $  209,466          $  210,635             $  (1,169)         (0.6)
                                                 ==========          ==========             =========

                                                                                               Increase (Decrease)
                                                                                            -------------------------
Nine Months Ended September 30:                     2001                2000                 Amount          Percent
-------------------------------                  ----------          ----------             ---------      ----------
Electric kWh sales:
  Retail..................................        4,795,357           4,716,701                78,656            1.7%
  Sales for resale........................        1,186,639             965,678               220,961           22.9    (6)
  Economy sales...........................          802,614           1,295,830              (493,216)         (38.1)   (2)
                                                 ----------          ----------             ---------
   Total..................................        6,784,610           6,978,209              (193,599)          (2.8)
                                                 ==========          ==========             =========
Electric utility operating revenues:
  Retail..................................       $  435,717          $  406,360             $  29,357            7.2%   (7)
  Sales for resale........................           71,147              52,936                18,211           34.4    (8)
  Economy sales...........................           89,799              49,445                40,354           81.6    (9)
  Other (5)...............................            7,320               9,098                (1,778)         (19.5)  (10)
                                                 ----------          ----------             ---------
   Total..................................       $  603,983          $  517,839             $  86,144           16.6
                                                 ==========          ==========             =========

                                                                                               Increase (Decrease)
                                                                                            -------------------------
Twelve Months Ended September 30:                   2001                2000                 Amount          Percent
---------------------------------                ----------          ----------             ---------      ----------
Electric kWh sales:
  Retail..................................        6,193,398           6,068,012               125,386            2.1%
  Sales for resale........................        1,503,501           1,209,912               293,589           24.3    (6)
  Economy sales...........................        1,221,072           1,705,864              (484,792)         (28.4)   (2)
                                                 ----------          ----------             ---------
   Total..................................        8,917,971           8,983,788               (65,817)          (0.7)
                                                 ==========          ==========             =========
Electric utility operating revenues:
  Retail..................................       $  559,665          $  519,294             $  40,371            7.8%   (7)
  Sales for resale........................           88,373              65,771                22,602           34.4    (8)
  Economy sales...........................          125,272              59,161                66,111          111.7    (9)
  Other (5)...............................            9,242              10,407                (1,165)         (11.2)  (10)
                                                 ----------          ----------             ---------
   Total..................................       $  782,552          $  654,633             $ 127,919           19.5
                                                 ==========          ==========             =========

----------
(1)  Primarily due to increased sales to CFE.
(2)  Primarily due to a weaker power market in 2001 compared to last year.
(3)  Primarily due to decreased kWh sales.
(4) Primarily due to margins on swaps entered into with a large power marketer in 2000 in order to lock in a fixed price on certain power purchases with no comparable amount in the current period.
(5)  Represents revenues with no related kWh sales.
(6)  Primarily due to increased kWh sales to CFE and IID.
(7) Primarily due to increased energy expenses that are passed through directly to Texas jurisdictional customers.
(8) Primarily due to (i) increased energy expenses that are passed through directly to certain wholesale customers and (ii) increased sales to CFE.
(9)  Primarily due to increased margins on economy sales.
(10) Primarily due to margins on swaps entered into with a large power marketer in 2000 in order to lock in a fixed price on certain power purchases with no comparable amount in the current period. This decrease was partially offset by increased transmission revenues.

   Other electric utility operations and maintenance expense increased $0.9 million, $7.1 million and $8.2 million for the three, nine and twelve months ended September 30, 2001, respectively, compared to the same periods last year, as follows (in thousands):

                                                                                            Increase
Three Months Ended September 30:                    2001                2000                (Decrease)
--------------------------------                 ----------          ----------             ----------
Pensions and benefits expense.............         $ 7,526              $ 5,549               $ 1,977    (1)
Operations expense at generation plants...           8,578                7,708                   870
Maintenance expense at
 generation plants........................           6,212                6,779                  (567)
Other.....................................          21,129               22,557                (1,428)   (2)
                                                   -------              -------               -------
   Total electric utility other operations
     and maintenance expense..............         $43,445              $42,593               $   852
                                                   =======              =======               =======

                                                                                             Increase
Nine Months Ended September 30:                     2001                2000                (Decrease)
-------------------------------                  ----------          ----------             ----------
Maintenance expense at
 generation plants........................        $ 26,221             $ 21,540               $ 4,681    (3)
Pensions and benefits expense.............          19,366               16,206                 3,160    (1)
Operations expense at generation plants...          25,765               24,115                 1,650
Outside services expense..................           4,159                6,679                (2,520)   (4)
Other.....................................          57,807               57,663                   144
                                                  --------             --------               -------
   Total electric utility other operations
     and maintenance expense..............        $133,318             $126,203               $ 7,115
                                                  ========             ========               =======

                                                                                             Increase
Twelve Months Ended September 30:                   2001                2000                (Decrease)
---------------------------------                ----------          ----------             ----------
Maintenance expense at
 generation plants........................        $ 36,057             $ 26,631               $ 9,426    (3)
Operations expense at generation plants...          35,640               33,691                 1,949
Pensions and benefits expense.............          27,157               26,726                   431
Outside services expense..................           6,211                9,524                (3,313)   (4)
Other.....................................          76,136               76,431                  (295)
                                                  --------             --------               -------
   Total electric utility other operations
     and maintenance expense..............        $181,201             $173,003               $ 8,198
                                                  ========             ========               =======

----------
(1) Primarily due to (i) an increase in OPEB costs resulting from a change in discount rate and escalation assumptions for medical costs for 2001 and
     (ii) an increase in employee bonus accrual in 2001.
(2) Primarily due to (i) decreased transmission maintenance expense and (ii) decreased expense for union negotiations.
(3) Primarily due to scheduled maintenance outages in 2001 and the fourth quarter of 2000.
(4) Primarily due to a decrease in consulting fees and corporate restructuring expenses.

   Depreciation and amortization expense did not change significantly for the three, nine and twelve months ended September 30, 2001 compared to the same period last year.

   Taxes other than income taxes increased $0.9 million, $0.5 million and $3.1 million for the three, nine and twelve months ended September 30, 2001, respectively, compared to the same periods last year. The increases for the three, nine and twelve months ended September 30, 2001 were primarily due to (i) an increase in Texas revenue related taxes due to higher operating income in 2001, (ii) a $0.4 million Texas Franchise Tax refund in September 2000, and
(iii) the establishment of Navajo Nation taxes related to the Company's participation in Four Corners. These increases were partially offset by a decrease in Arizona property taxes as a result of depreciation and Arizona House Bill 2324. The increase for the twelve months ended September 30, 2001, also included a $3.1 million reversal in December 1999 of sales tax reserves established in prior years.

   Other income (deductions) did not change significantly for the three months ended September 30, 2001 compared to the same period last year. Other income (deductions) increased $2.0 million and $15.0 million for the nine and twelve months ended September 30, 2001, respectively, compared to the same periods last year due to litigation settlements of $1.0 million for the nine and twelve months ended September 30, 2000 with no comparable activity in the current period. Other income (deductions) for the twelve months ended September 30, 2001 also increased due to the accrual of the $16.5 million settlement agreement payment to Las Cruces in December 1999. The twelve month increase was partially offset by (i) an adjustment of $1.7 million to increase the reported cash value of Company-owned life insurance policies in December 1999 and (ii) a gain realized on the disposition of non-utility property of $1.4 million during the twelve months ended September 30, 2000 with no comparable activity in the current period.

   Interest charges decreased $1.6 million, $2.8 million, and $9.4 million for the three, nine and twelve months ended September 30, 2001, respectively, compared to the same period last year due to (i) a reduction in outstanding debt as a result of open market purchases and maturities of the Company's first mortgage bonds and (ii) increased capitalized interest related to construction work in progress. The twelve month decrease was also due to adjustments to postload nuclear fuel to write-off a portion of accumulated interest capitalized prior to 1999 and discontinue capitalizing interest thereon in 1999. These decreases were partially offset by an increase in interest charges related to the remarketing of the pollution control bonds in August 2000.

   Income tax expense, excluding the tax effect of the extraordinary item, increased $1.4 million for the three months ended September 30, 2001 and increased $4.9 million for the nine months ended September 30, 2001 primarily due to changes in pretax income and certain permanent differences. The increase of $13.8 million for the twelve months ended September 30, 2001 compared to the same period last year was primarily due to changes in pretax income and certain permanent differences including (i) a decrease in the adjustment to the cash value of Company-owned life insurance policies and (ii) a decrease in tax-exempt income partially offset by a decrease in nondeductible transition costs.

   Extraordinary loss on extinguishments of debt, net of income tax benefit, represents the payment of premiums on debt extinguishments and the recognition of unamortized issuance expenses on that debt.

   In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." The Company does not believe that its activities or assets as of September 30, 2001 will be impacted by these standards.

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

   On October 3, 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", ("SFAS No. 144"). While SFAS No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", it retains many of the fundamental provisions of that Statement. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management has not yet quantified the impact, if any, of adopting SFAS No. 144 on the Company's financial statements.

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

   The Company is exposed to market risk due to changes in interest rates, equity prices and commodity prices. See the Company's 2000 Form 10-K, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," for a complete discussion of the market risks faced by the Company and the Company's market risk sensitive assets and liabilities. As of September 30, 2001, there have been no material changes in the interest rate and equity price risks faced by the Company or the fair values of assets and liabilities disclosed in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in the Company's 2000 Form 10-K. Additionally, the commodity price risk that the Company had been exposed to due to increased energy costs will be substantially mitigated by the New Mexico Fuel Factor Agreement as discussed below.

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

   Natural gas and purchased power prices increased significantly from May 2000 through May 2001. Since that time, price levels have decreased to nearly pre-May 2000 levels; however, natural gas prices have recently begun to increase again due to expected seasonal factors, but not significantly. The Company's exposure to fuel and purchased power price risk was substantially mitigated during this time period through the operation of the Texas Commission rules and the Company's energy cost recovery clauses ("fuel clauses") in certain wholesale rates. Under these rules and fuel clauses, energy costs are passed through to customers. In the Company's New Mexico service area, pursuant to a rate freeze that expired on April 30, 2001, energy costs were included in the Company's base rates and were not subject to periodic reconciliation or adjustment for fluctuations in such costs. Therefore, the Company was exposed to commodity price risk on energy costs that were related to sales of electricity to its New Mexico customers. However, in June 2001, the Company entered into the New Mexico Fuel Factor Agreement which, among other things, would implement a new fixed fuel factor and reinstate a fuel adjustment clause to reflect its increased energy costs and provide a mechanism for passing through to New Mexico customers increases and decreases in energy costs. See Item 1, Note B, "Regulation - New Mexico Regulatory Matters - Fuel" for further discussion. The implementation of the provisions of the New Mexico Fuel Factor Agreement, which is contingent on final approval of the New Mexico Commission, has substantially mitigated the remaining financial risk to the Company of any further energy cost increases.

   In the normal course of business, the Company utilizes contracts of various durations for the forward sales and purchases of electricity to effectively manage its available generating capacity and supply needs. Such contracts include forward contracts for the sale of generating capacity and energy during periods when the Company's available power resources are expected to exceed the requirements of its native load and sales for resale. They also include forward contracts for the purchase of wholesale capacity and energy during periods when the market price of electricity is below the Company's expected incremental power production costs or to supplement the Company's generating capacity when demand is anticipated to exceed such capacity. As of September 30, 2001, the Company had entered into forward sales and purchase contracts for energy as discussed in Item 1, Note D, "Commitments and Contingencies - Power Contracts." These agreements are generally fixed-priced contracts which qualify for the normal purchases and normal sales exceptions to SFAS No. 133 and are not recorded at their fair value in the Company's financial statements. Because of the operation of the Company's fuel clauses, these contracts do not expose the Company to significant commodity price risk.

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



                                      EL PASO ELECTRIC COMPANY


                                  By: /s/ Gary R. Hedrick
                                     -------------------------------------
                                      Gary R. Hedrick
                                      President, Chief Executive
                                       Officer and Director
                                       (Duly Authorized Officer and
                                       Principal Financial Officer)



Dated: November 13, 2001

                           EL PASO ELECTRIC COMPANY

                               INDEX TO EXHIBITS

Exhibit
Number                                  Exhibit
-------                                 -------

 10.09          Stock Option Agreement, dated as of July 1, 2001, with Wilson K.
                Cadman. (Identical in all material respects to Exhibit 99.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

+10.10 Form of Directors' Restricted Stock Award Agreement between the Company and certain directors of the Company. (Identical in all material respects to Exhibit 10.07 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

 15             Letter re Unaudited Interim Financial Information

  + Three agreements, dated as of July 1, 2001, substantially identical in all material respects to Exhibit 10.10, were entered into with Kenneth R. Heitz; Patricia Z. Holland-Branch; and Charles A. Yamarone, directors of the Company.