Form 10-Q
period 2002-03-31
EL PASO ELECTRIC CO /TX/
filed 2002-05-14
CIK 31978

Form 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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
(915) 543-5711
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒         NO  ☐

As of May 3, 2002, there were 50,544,030 shares of the Company’s no par value common stock outstanding.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

i

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS
(In thousands)

	March 31, 2002 (Unaudited)	December 31, 2001
Utility plant:
Electric plant in service	$1,713,125	$1,708,908
Less accumulated depreciation and amortization	493,788	472,297

Net plant in service	1,219,337	1,236,611
Construction work in progress	98,451	86,802
Nuclear fuel; includes fuel in process of $4,212 and $11,356, respectively	76,272	74,004
Less accumulated amortization	37,497	33,177

Net nuclear fuel	38,775	40,827

Net utility plant	1,356,563	1,364,240

Current assets:
Cash and temporary investments	24,903	27,994
Accounts receivable, principally trade, net of allowance for doubtful accounts of $3,493 and $3,525, respectively	68,723	75,025
Accumulated deferred income taxes	42,504	39,299
Inventories, at cost	24,385	24,356
Undercollection of fuel revenues	21,367	26,797
Prepayments and other	6,054	9,741

Total current assets	187,936	203,212

Deferred charges and other assets:
Decommissioning trust funds	62,810	60,901
Other	16,084	16,086

Total deferred charges and other assets	78,894	76,987

Total assets	$1,623,393	$1,644,439

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS—(Continued)

CAPITALIZATION AND LIABILITIES (In thousands except for share data)

	March 31, 2002 (Unaudited)	December 31, 2001
Capitalization:
Common stock, stated value $1 per share, 100,000,000 shares authorized, 62,144,098 and 61,982,963 shares issued, and 230,984 and 267,334 restricted shares, respectively	$62,375	$62,250
Capital in excess of stated value	258,819	257,891
Unearned compensation – restricted stock awards	(1,823)	(2,041)
Retained earnings	271,626	265,775
Accumulated other comprehensive income, net of tax	1,043	752

	592,040	584,627
Treasury stock, 11,991,637 shares; at cost	(134,434)	(134,434)

Common stock equity	457,606	450,193
Long-term debt, net of current portion	518,537	590,925
Financing obligations, net of current portion	26,698	28,440

Total capitalization	1,002,841	1,069,558

Current liabilities:
Current portion of long-term debt and financing obligations	132,588	90,355
Accounts payable, principally trade	21,987	24,626
Taxes accrued other than federal income taxes	15,849	16,713
Interest accrued	14,992	16,860
Overcollection of fuel revenues	4,263	3,265
Other	15,706	15,942

Total current liabilities	205,385	167,761

Deferred credits and other liabilities:
Decommissioning liability	139,678	137,614
Accrued postretirement benefit liability	85,860	84,974
Accumulated deferred income taxes	121,716	116,850
Accrued pension liability	30,600	30,694
Other	37,313	36,988

Total deferred credits and other liabilities	415,167	407,120

Commitments and contingencies

Total capitalization and liabilities	$1,623,393	$1,644,439

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(In thousands except for share data)

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2002	2001	2002	2001
Electric utility operating revenues	$147,607	$191,390	$710,741	$750,732

Energy expenses:
Fuel	27,157	49,452	163,154	181,889
Purchased and interchanged power	15,335	16,611	84,310	74,339

	42,492	66,063	247,464	256,228

Electric utility operating revenues net of energy expenses	105,115	125,327	463,277	494,504

Energy services operations:
Operating revenues	1,590	1,489	15,282	5,751
Operating expenses	1,719	1,893	15,762	7,377

	(129)	(404)	(480)	(1,626)

Other electric utility operating expenses:
Other operations	32,649	33,006	135,524	131,797
Maintenance	11,517	11,282	46,244	44,631
Depreciation and amortization	22,566	22,152	89,876	88,592
Taxes other than income taxes	11,187	10,727	44,240	42,920

	77,919	77,167	315,884	307,940

Operating income	27,067	47,756	146,913	184,938

Other income (deductions):
Investment income, net	463	901	2,015	3,602
Other, net	(348)	(640)	(1,284)	(2,048)

	115	261	731	1,554

Income before interest charges	27,182	48,017	147,644	186,492

Interest charges (credits):
Interest on long-term debt and financing obligations	14,157	16,669	60,390	67,346
Other interest	2,175	1,990	8,183	7,812
Interest capitalized	(1,374)	(1,041)	(5,056)	(3,916)

	14,958	17,618	63,517	71,242

Income before income taxes and extraordinary item	12,224	30,399	84,127	115,250
Income tax expense	4,349	11,801	28,972	45,048

Income before extraordinary item	7,875	18,598	55,155	70,202
Extraordinary loss on extinguishments of debt, net of income tax benefit	2,024	—	4,243	1,219

Net income	$5,851	$18,598	$50,912	$68,983

Basic earnings per share:
Income before extraordinary item	$0.16	$0.36	$1.09	$1.32
Extraordinary loss on extinguishments of debt, net of income tax benefit	0.04	—	0.08	0.02

Net income	$0.12	$0.36	$1.01	$1.30

Diluted earnings per share:
Income before extraordinary item	$0.16	$0.36	$1.07	$1.30
Extraordinary loss on extinguishments of debt, net of income tax benefit	0.04	—	0.08	0.02

Net income	$0.12	$0.36	$0.99	$1.28

Weighted average number of common shares outstanding	49,996,059	51,015,982	50,605,241	53,124,544

Weighted average number of common shares and dilutive potential common shares outstanding	50,631,542	51,989,157	51,422,028	54,044,220

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(Unaudited)
(In thousands)

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2002	2001	2002	2001
Net income	$5,851	$18,598	$50,912	$68,983
Other comprehensive income (loss):
Minimum pension liability adjustment	—	—	(824)	—
Net unrealized gains (losses) on marketable securities:
Net holding gains (losses) arising during period	132	(4,519)	(960)	(8,013)
Reclassification adjustments for net losses included in net income	354	381	3,062	1,041

	486	(4,138)	1,278	(6,972)

Income tax benefit (expense) related to items of other comprehensive income (loss):
Minimum pension liability adjustment	—	—	289	—
Net unrealized gains (losses) on marketable securities	(195)	1,448	(735)	2,440

	(195)	1,448	(446)	2,440

Other comprehensive income (loss), net of tax	291	(2,690)	832	(4,532)

Comprehensive income	$6,142	$15,908	$51,744	$64,451

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net income	$5,851	$18,598
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of electric plant in service	22,566	22,152
Amortization of nuclear fuel	4,320	4,340
Deferred income taxes, net	2,593	10,870
Extraordinary loss on extinguishments of debt, net of income tax benefit	2,024	—
Amortization and accretion of interest costs	2,469	2,373
Other operating activities	1,043	514
Change in:
Accounts receivable	6,302	(5,900)
Inventories	(29)	267
Net under/overcollection of fuel revenues	6,428	1,153
Prepayments and other	3,687	7,172
Accounts payable	(2,639)	(947)
Taxes accrued other than federal income taxes	(864)	(1,785)
Interest accrued	(1,868)	1,159
Other current liabilities	(236)	1,079
Deferred charges and credits	750	2,196

Net cash provided by operating activities	52,397	63,241

Cash flows from investing activities:
Cash additions to utility property, plant and equipment	(15,702)	(17,792)
Cash additions to nuclear fuel	(2,176)	(1,560)
Interest capitalized:
Utility property, plant and equipment	(1,282)	(884)
Nuclear fuel	(92)	(157)
Investment in decommissioning trust fund	(1,591)	(1,277)
Other investing activities	463	(355)

Net cash used for investing activities	(20,380)	(22,025)

Cash flows from financing activities:
Proceeds from exercise of stock options	881	1,330
Purchases of treasury stock	—	(8,285)
Repurchases of and payments on long-term debt	(33,575)	(24)
Nuclear fuel financing obligations:
Proceeds	2,611	2,340
Payments	(3,981)	(4,595)
Other financing activities	(1,044)	(451)

Net cash used for financing activities	(35,108)	(9,685)

Net increase (decrease) in cash and temporary investments	(3,091)	31,531
Cash and temporary investments at beginning of period	27,994	11,344

Cash and temporary investments at end of period	$24,903	$42,875

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A.    Principles of Preparation

These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto in the Annual Report of El Paso Electric Company on Form 10-K for the year ended December 31, 2001 (the “2001 Form 10-K”). Capitalized terms used in this report and not defined herein have the meaning ascribed for such terms in the 2001 Form 10-K. In the opinion of management of the Company, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at March 31, 2002 and December 31, 2001; the results of its operations for the three and twelve months ended March 31, 2002 and 2001; and its cash flows for the three months ended March 31, 2002 and 2001. The results of operations and cash flows for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full calendar year.

Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in financial statements prepared in accordance with generally accepted accounting principles. Certain prior period amounts have been reclassified to conform with the current period presentation.

At January 1, 2002, the Company adopted Statement of Financial Standards (“SFAS”) No. 141, “Business Combinations,” SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” The implementation of these standards did not have an impact on the Company’s financial position or results of operations.

Supplemental Cash Flow Disclosures (in thousands)

	Three Months Ended March 31,
	2002	2001
Cash paid for:
Interest on long-term debt and financing obligations	$16,427	$15,074
Other interest	5	6
Non-cash investing and financing activities:
Grants of restricted shares of common stock	402	757
Remeasurements of employee stock options	240	—

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Reconciliation of Basic and Diluted Earnings Per Share

The reconciliation of basic and diluted earnings per share before extraordinary item is presented below:

	Three Months Ended March 31,
	2002			2001
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands)			(In thousands)
Basic earnings per share:
Income before extraordinary Item	$7,875	49,996,059	$0.16	$18,598	51,015,982	$0.36

Effect of dilutive securities:
Unvested restricted stock	—	43,300		—	24,851
Stock options	—	592,183		—	948,324

Diluted earnings per share:
Income before extraordinary Item	$7,875	50,631,542	$0.16	$18,598	51,989,157	$0.36

	Twelve Months Ended March 31,
	2002			2001
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands)			(In thousands)
Basic earnings per share:
Income before extraordinary Item	$55,155	50,605,241	$1.09	$70,202	53,124,544	$1.32

Effect of dilutive securities:
Unvested restricted stock	—	71,038		—	57,016
Stock options	—	745,749		—	862,660

Diluted earnings per share:
Income before extraordinary Item	$55,155	51,422,028	$1.07	$70,202	54,044,220	$1.30

Options excluded from the computation of diluted earnings per share because the exercise price was greater than the average market price for the periods presented are as follows:

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2002	2001	2002	2001
Options	152,219	155,048	252,219	155,048
Exercise price range	$14.60-$15.99	$12.60-$13.77	$14.00-$15.99	$12.60-$13.77

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

B.    Regulation

For a full discussion of the Company’s regulatory matters, see Note B of Notes to Consolidated Financial Statements in the 2001 Form 10-K.

Texas Regulatory Matters

Deregulation.    The Texas Restructuring Law requires most electric utilities to legally separate their power generation business from their transmission and distribution business by January 1, 2002. In January 2002, competition was instituted in most parts of Texas. Nonetheless, the Texas Restructuring Law specifically recognizes and preserves the substantial benefits the Company bargained for in its Texas Rate Stipulation and Texas Settlement Agreement, exempting the Company’s Texas service area from retail competition and preserving rates at their current levels until the end of the Freeze Period. At the end of the Freeze Period, the Company will generally be subject to the provisions of the law, including the institution of retail competition and at that time will be permitted to recover nuclear decommissioning costs in rates, but will have no further claim for recovery of stranded costs. Stated simply, stranded costs are the positive difference, if any, between the book value of electric generating assets, including long-term purchase power contracts, and the market value of those assets.

Fuel.    Although the Company’s base rates are frozen in Texas, pursuant to Texas Commission rules and the Texas Rate Stipulation, the Company can request adjustments to its fuel factor to more accurately reflect projected energy costs associated with the provision of electricity as well as seek recovery of past undercollections of fuel revenues.

In October 2001, the Texas Commission approved a unanimous settlement agreement (the “Texas Fuel Settlement”) between the Company and the parties which had intervened, including the City of El Paso, which increased the Texas fuel factor to $0.02494 per kWh. This factor was implemented on an interim basis in April 2001 and increased fuel revenue collections by $15.1 million for the twelve months ended March 31, 2002. The Texas Fuel Settlement also provides for the surcharge of underrecovered fuel costs as of December 31, 2000 of approximately $15 million plus interest over an 18-month period. The fuel surcharge was implemented on an interim basis beginning with the first billing cycle in June 2001 and the Company now anticipates its timely termination in November 2002 as provided for in the Texas Fuel Settlement. The interim fuel surcharge, as well as the Company’s other energy expenses through year-end 2001, will be subject to final review by the Texas Commission in the Company’s next fuel reconciliation proceeding, which is expected to be filed in June 2002. The Texas Commission staff, local regulatory authorities such as the City of El Paso, and customers are entitled to intervene in a fuel reconciliation proceeding and to challenge the prudence of fuel and purchased power expenses.

The Texas Fuel Settlement also provides for the final agreement between the parties for the non-recovery of certain purchased power contract costs as well as the favorable disposition of previously unrecognized Palo Verde performance rewards, including interest. These provisions taken together did not have a material effect on the Company’s consolidated results of operations and resulted in an $11.0 million increase in Net Undercollection of Fuel Revenues and a $10.5 million increase in Deferred

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Credits and Other Liabilities—Other, which were recorded in June 2001. The Company also agreed to a prospective change in the Palo Verde performance standards, which materially reduced the potential for future rewards and penalties on a symmetrical basis.

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

The amended New Mexico Restructuring Law prohibiting the separation of the Company’s generation activities from its transmission and distribution activities prior to September 1, 2005 may conflict with the Texas Restructuring Law requiring separation of those activities after the expiration of the Freeze Period in August 2005. Accordingly, the Company is currently evaluating possible benefits, if any, of forming a holding company prior to 2005. The Company currently anticipates that it will seek New Mexico Commission approval to separate the Company’s generation activities from its transmission and distribution activities in either 2004 or 2005 to allow the Company to restructure at the earliest time allowable.

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

Fuel.    The New Mexico Settlement Agreement entered into in October 1998 eliminated the then existing fuel factor of $0.01949 per kWh incorporating it into frozen base rates. Accordingly, the Company was required to absorb any increases in fuel and purchased power (“energy”) expenses related to its New Mexico retail customers until new rates were implemented subsequent to the end of the rate freeze on April 30, 2001. The average energy costs incurred for New Mexico jurisdictional customers exceeded this fuel factor by a substantial amount. Therefore, on April 23, 2001, the Company filed a petition with the New Mexico Commission proposing a settlement that would implement a new incremental fixed fuel factor, while leaving the existing $0.01949 fuel factor as part of the still frozen base rates, and reinstate for a two-year period a fuel adjustment clause in lieu of a base rate increase (the “New Mexico Fuel Factor Agreement”). The New Mexico Commission entered its final order on January 8, 2002, setting an incremental fixed fuel factor of $0.01501 per kWh.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Due to the decrease in gas prices since mid-2001, on February 12, 2002, the Company filed a petition with the New Mexico Commission for an incremental fuel factor decrease to $0.00420 per kWh. The New Mexico Commission issued an order approving that decrease on February 19, 2002. This new incremental fuel factor was implemented as of March 6, 2002.

C.    Common Stock Repurchase Program

The Company’s Board of Directors has previously approved three stock repurchase programs allowing the Company to purchase up to fifteen million of its outstanding shares of common stock. As of March 31, 2002, the Company had repurchased 11,921,329 shares of common stock under these programs for approximately $133.9 million, including commissions. The Company expects to continue to make purchases primarily in the open market at prevailing prices and will also engage in private transactions, if appropriate. Any repurchased shares will be available for issuance under employee benefit and stock option plans, or may be retired.

D.    Commitments and Contingencies

For a full discussion of commitments and contingencies, including environmental matters related to the Company, see Note H of Notes to Consolidated Financial Statements in the 2001 Form 10-K. In addition, see Note C of Notes to Consolidated Financial Statements in the 2001 Form 10-K regarding matters related to Palo Verde, including decommissioning, spent fuel storage, disposal of low-level radioactive waste and liability and insurance matters.

Power Contracts

In addition to the contracts and power exchange agreements entered into prior to December 31, 2001 and discussed in the Company’s 2001 Form 10-K, the Company has since entered into the following agreements with various counterparties for forward firm purchases and sales of electricity:

Type of Contract	Quantity	Term
Purchase on-peak	50 MW	April 2002
Sale on-peak	25 MW	April 2002
Purchase on/off-peak	125 MW	May 2002
Sale on/off-peak	125 MW	May 2002
Sale off-peak	25 MW	July, August, September, November and December 2002

Environmental Matters

The Company is subject to regulation with respect to air, soil and water quality, solid waste disposal and other environmental matters by federal, state, tribal and local authorities. Those authorities govern current facility operations and exercise continuing jurisdiction over facility modifications. Environmental regulations can change rapidly and are difficult to predict. Substantial expenditures

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

may be required to comply with these regulations. The Company analyzes the costs of its obligations arising from environmental matters on an ongoing basis, and management believes it has made adequate provision in its financial statements to meet such obligations. Currently, the Company has provision for environmental remediation obligations of approximately $0.5 million. However, unforeseen expenses associated with compliance could have a material adverse effect on the future operations and financial condition of the Company.

The following are expenditures incurred by the Company for the three and twelve months ended March 31, 2002 and 2001 for complying with federal environmental statutes (in thousands):

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2002	2001	2002	2001
Clean Air Act	$330	$69	$979	$802
Federal Clean Water Act	83	38	326	673

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

Independent Accountants’ Review Report

The Shareholders and the Board of Directors
El Paso Electric Company:

We have reviewed the accompanying condensed consolidated balance sheet of El Paso Electric Company and subsidiary (the Company) as of March 31, 2002, the related condensed consolidated statements of operations and comprehensive operations for the three months and twelve months ended March 31, 2002 and 2001, and the related condensed consolidated statements of cash flows for the three months ended March 31, 2002 and 2001. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of El Paso Electric Company and subsidiary as of December 31, 2001, and the related consolidated statements of operations, comprehensive operations, changes in common stock equity and cash flows for the year then ended (not presented herein); and in our report dated March 11, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KP	MG LLP

El Paso, Texas
April 23, 2002

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this Item 2 updates, and should be read in conjunction with, the information set forth in Part II, Item 7 of the Company’s 2001 Form 10-K.

Statements in this document, other than statements of historical information, are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, as well as other oral and written forward-looking statements made by or on behalf of the Company from time to time, including statements contained in the Company’s filings with the Securities and Exchange Commission and its reports to shareholders, involve known and unknown risks and other factors which may cause the Company’s actual results in future periods to differ materially from those expressed in any forward-looking statements. Factors that could cause or contribute to such differences included, but are not limited to: (i) increased prices for fuel and purchased power; (ii) the possibility that regulators may not permit the Company to pass through all such increased costs to customers; (iii) fluctuations in wholesale margins due to uncertainty in the wholesale power market; (iv) unanticipated increased costs associated with scheduled and unscheduled outages; (v) the cost of replacing steam generators and other unexpected costs at Palo Verde and (vi) other factors discussed below under the headings “Summary of Critical Accounting Policies and Estimates,” “Overview” and “Liquidity and Capital Resources.” The Company’s filings are available from the Securities and Exchange Commission or may be obtained upon request from the Company. Any such forward-looking statement is qualified by reference to these risks and factors. The Company cautions that these risks and factors are not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company except as required by law.

Summary of Critical Accounting Policies and Estimates

Note A to the Consolidated Financial Statements in the Company’s 2001 Form 10-K, contains a summary of the significant accounting policies that the Company uses. The preparation of those statements required management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented and actual results could differ from those estimates. Critical accounting estimates, which are both important to the portrayal of the Company’s financial condition and results of operations and which require complex, subjective judgments, include the following:

•	Value of net utility plant in service
•	Decommissioning costs
•	Collection of fuel expense
•	Future pension and other postretirement obligations
•	Reserves for tax dispute

Value of Net Utility Plant in Service

In 1996, when it emerged from bankruptcy, the Company recast its financial statements by applying fresh-start reporting in accordance with Statement of Position 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” In this process, the Company attributed value to its integrated utility system, including its generation assets, after it had established the value of its pro forma capital structure based on management’s estimates of future operating results. The Company valued its generation assets such that the depreciated value of its generation assets would be approximately equal to their estimated fair value at the end of the Freeze Period. This is important because at the beginning of retail competition in Texas and New Mexico, the Company will no longer be permitted to recover in rates any “stranded costs”, defined as the difference between the book value and the market value of its electric generation assets. If at any time the Company determines that estimated, undiscounted future net cash flows from the operations of the generation assets are not sufficient to recover their net book value, then it would be required to write down the value of these assets to their then fair values. Any such writedown would likely be charged to earnings. The Company currently believes that its rates are sufficient to fully collect before 2005 all costs that would otherwise be “stranded” under relevant laws in Texas and New Mexico and that future net cash flows after 2005 from the generating assets will be sufficient to recover their net book values.

Decommissioning Costs

Pursuant to the ANPP Participation Agreement, and federal law, the Company must fund its share of the estimated costs to decommission Palo Verde Units 1, 2 and 3 and associated common areas. The Company and other Palo Verde Participants rely upon decommissioning cost studies and make interest rate, rate of return and inflation projections to determine funding requirements and estimate liabilities related to decommissioning. Every third year, outside engineers perform a study to estimate decommissioning costs associated with Palo Verde Units 1, 2 and 3 and associated common areas. The Company funds its share of those estimated costs through professionally managed investment trust accounts. Management must make assumptions about future investment returns and future cost escalations in order to determine the amounts with which to fund the trusts. If actual decommissioning costs exceed estimates, the Company would incur additional expenses related to decommissioning. Further, if the rates of return earned by the trusts fail to meet expectations, the Company will be required to increase its funding to the decommissioning trust accounts. Although the Company cannot predict the results of future studies, the Company believes that the liability it has recorded for its decommissioning costs will be adequate to provide for the Company’s share of the costs. The Company believes that its current annual funding levels of the decommissioning trust will adequately provide for the cash requirements associated with decommissioning. Historically, regulated utilities such as the Company have been permitted to collect in rates the costs of nuclear decommissioning. Under deregulation legislation in both Texas and New Mexico, the Company expects to continue to be able to collect from customers the costs of decommissioning.

Collection of Fuel Expense

As a regulated entity, the Company’s fuel and purchased power expenses are passed through directly to its regulated customers. These costs are then subject to a prudency review of its fuel and purchased power costs by the Texas and New Mexico Commissions. In general, if the Texas and New Mexico Commissions find that the fuel and purchased power expenses were reasonably incurred, the Company is allowed to recover those expenses from its customers. Until those periodic reviews are completed, however, management must rely upon its evaluations and judgments of the amount of fuel and purchased power expenses that will be found by the Commissions to be reasonably incurred in order to estimate fuel revenues. When actual prices exceed the fixed fuel factor approved by the regulators, the Company undercollects fuel and purchased power expenses from its customers. The Company must then petition its regulators to reconcile its actual costs to actual revenues received from customers. Historically, regulators have allowed the Company to recover most of its fuel and purchased power-related expenses. If energy costs were deemed unreasonably incurred and regulators were to disallow recovery of costs that management had considered reasonably incurred, the Company would incur a loss to the extent of the disallowance.

Future Pension and Other Postretirement Obligations

In accounting for its retirement plans and other postretirement benefits, the Company makes assumptions regarding the valuation of benefit obligations and the performance of plan assets. The accounting for retirement plans and other postretirement obligations allows for a smoothed recognition of changes in benefit obligations and plan performance over the service lives of the employees who benefit under the plans. The primary assumptions are discount rate, expected return on plan assets, rate of compensation increase and health care cost inflation. A change in any of these assumptions could have a significant impact on future costs, which may be reflected as an increase or decrease in net income in the period, or on the amount of related liabilities reflected on the Company’s consolidated balance sheets.

Reserves for Tax Dispute

The IRS has disputed whether the Company was entitled to deduct certain payments made in 1996 related to Palo Verde and its treatment of a litigation settlement in 1997 related to a terminated merger agreement. If the IRS prevails on the former issue, the Company would be required to include the previously deducted amounts in the tax basis of Palo Verde and deduct them over its useful life. This would not have a material adverse impact on reported net income but would have a significant negative effect on the Company’s near-term cash flow. An adverse resolution of the second issue would lead to the recognition of additional revenue in the Company’s tax return with no related tax benefits and could result in a material amount of additional tax. The Company has established, and periodically reviews and re-evaluates, an estimated contingent tax liability on its consolidated balance sheet to provide for the possibility of adverse outcomes in tax proceedings. Although the ultimate outcome cannot be predicted with certainty, and while the contingent tax reserve may not in fact be sufficient, the Company believes that the amount at March 31, 2002 adequately provides for any additional tax that may be due.

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

The Company faces a number of risks and challenges that could negatively impact its operations and financial results. The most significant of these risks and challenges arise from the deregulation of the electric utility industry, the possibility of increased costs, especially from Palo Verde, and the Company’s relatively high level of debt.

The electric utility industry in general and the Company in particular are facing significant challenges and increased competition as a result of changes in federal provisions relating to third-party transmission services and independent power production, as well as changes in state laws and regulatory provisions relating to wholesale and retail service. In 1999, both Texas and New Mexico passed industry deregulation legislation requiring the Company to separate its transmission and distribution functions, which will remain regulated, from its power generation and energy services businesses, which will operate in a competitive market in the future. New Mexico subsequently amended its deregulation law to delay the implementation date. While the Company is not subject to deregulation in Texas and New Mexico until 2005 and 2007, respectively, the potential effects of competition in the power generation and energy services markets remain important to the Company. There can be no assurance that the deregulation of the power generation market will not adversely affect the future operations, cash flows and financial condition of the Company.

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

Liquidity and Capital Resources

The Company’s principal liquidity requirements in the near-term are expected to consist of interest and principal payments on the Company’s indebtedness and capital expenditures related to the Company’s generating facilities and transmission and distribution systems. The Company expects that cash flows from operations and remarketing of long-term debt will be sufficient for such purposes.

Long-term capital requirements of the Company will consist primarily of construction of electric utility plant and payment of interest on and retirement of debt. Utility construction expenditures will consist primarily of expanding and updating the transmission and distribution systems, possible addition of new generation and the cost of capital improvements and replacements at Palo Verde and other generating facilities, including the replacement of the Palo Verde steam generators.

During the twelve months ended March 31, 2002 and 2001, the Company utilized $106.0 million and $113.7 million, respectively, of federal tax loss carryforwards. The Company anticipates that existing federal tax loss carryforwards will be fully utilized in 2003 and after that date the Company’s cash flow requirements are expected to include greater amounts of cash for income taxes than has existed in recent years.

As of March 31, 2002, cash and temporary investments totaled $24.9 million, a decrease of $3.1 million from the December 31, 2001 balance of $28.0 million. The Company also has a $100 million revolving credit facility, which provides up to $70 million for nuclear fuel purchases. Any amounts not borrowed for nuclear fuel purchases may be borrowed by the Company for working capital needs. In January 2002, the revolving credit facility was renewed for a three-year term. At March 31, 2002, approximately $46.9 million had been drawn for nuclear fuel purchases. No amounts are currently outstanding on this facility for working capital needs.

The Company has a relatively high debt to capitalization ratio and significant debt service obligations. Due to the Texas Rate Stipulation, the Texas Settlement Agreement, and competitive pressures, the Company does not expect to be able to raise its base rates in Texas in the event of increases in non-fuel costs or loss of revenues. Accordingly, as described below, debt reduction continues to be a high priority for the Company in order to gain additional financial flexibility to address the evolving competitive market.

The Company has significantly reduced its long-term debt since its emergence from bankruptcy in 1996. From June 1, 1996 through May 3, 2002, the Company repurchased and repaid approximately $508.4 million of first mortgage bonds, including the repurchase of approximately $30.5 million of first mortgage bonds during the first quarter of 2002, with internally generated cash as part of a deleveraging program. The Company also anticipates redeeming the remaining $41.9 million of Series C First Mortgage Bonds at their maturity in February 2003 with internally generated cash. Common stock equity as a percentage of capitalization, including current portion of long-term debt and financing obligations, has increased from 19% at June 30, 1996 to 40% at March 31, 2002.

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

The Company’s Board of Directors previously approved three stock repurchase programs allowing the Company to purchase up to fifteen million of its outstanding shares of common stock. As of May 3, 2002, the Company had repurchased 11,921,329 shares of common stock under these programs for approximately $133.9 million, including commissions. The Company expects to continue to make purchases primarily in the open market at prevailing prices and will also engage in private transactions, as appropriate. Any repurchased shares will be available for issuance under employee benefit and stock option plans, or may be retired.

Historical Results of Operations

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2002	2001	2002	2001
Income before extraordinary item (in thousands)	$7,875	$18,598	$55,155	$70,202
Diluted earnings per share before extraordinary item	0.16	0.36	1.07	1.30

Electric utility operating revenues net of energy expenses decreased $20.2 million and $31.2 million for the three and twelve months ended March 31, 2002, respectively, compared to the same periods last year, primarily due to changes in the following (in thousands):

	Three Months Ended	Twelve Months Ended
Decreased economy sales margins	$(22,683)	$(32,292)
Decreased margins on energy swaps	—	(2,987)
Decreased retail kWh sales	(2,479)	(2,537)
Sales tax refund in 2000	—	(2,266	)(1)
Energy expenses not recovered in New Mexico service area prior to July 2001	3,488	3,631
Increased demand charge related to wholesale sales	2,700	2,700
Increased CFE kWh sales	—	2,558
Other	(1,238)	(34)

Total	$(20,212)	$(31,227)

(1)
A sales tax refund totaling $1.8 million of which $1.1 million was received in the twelve months ended March 31, 2001. Based on a related negotiated settlement in the third quarter of 2001, $1.2 million was credited to the Texas jurisdictional customers through the fuel adjustment clause.

Comparisons of kWh sales and electric utility operating revenues are shown below (in thousands):

			Increase (Decrease)
Three Months Ended March 31:	2002	2001	Amount	Percent
Electric kWh sales:
Retail	1,387,187	1,442,647	(55,460)	(3.8	)%(1)
Sales for resale	348,485	322,420	26,065	8.1	(2)
Economy sales	113,166	354,959	(241,793)	(68.1	)(3)

Total	1,848,838	2,120,026	(271,188)	(12.8)

Electric utility operating revenues:
Retail	$123,539	$122,827	$712	0.6	%(4)
Sales for resale	19,372	18,291	1,081	5.9	(5)
Economy sales	2,773	47,502	(44,729)	(94.2	)(6)
Other (7)	1,923	2,770	(847)	(30.6)

Total	$147,607	$191,390	$(43,783)	(22.9)

			Increase (Decrease)
Twelve Months Ended March 31:	2002	2001	Amount	Percent
Electric kWh sales:
Retail	6,163,012	6,217,208	(54,196)	(0.9	)%(1)
Sales for resale	1,486,448	1,333,230	153,218	11.5	(8)
Economy sales	688,121	1,463,365	(775,244)	(53.0	)(3)

Total	8,337,581	9,013,803	(676,222)	(7.5)

Electric utility operating revenues:
Retail	$566,759	$545,198	$21,561	4.0	%(9)
Sales for resale	87,524	75,542	11,982	15.9	(10)
Economy sales	47,723	117,651	(69,928)	(59.4	)(6)
Other (7)	8,735	12,341	(3,606)	(29.2	)(11)

Total	$710,741	$750,732	$(39,991)	(5.3)

(1)	Primarily due to decreased kWh sales to commercial and industrial customers in Texas.
(2)	Primarily due to increased kWh sales to TNP partially offset by decreased kWh sales to IID.
(3)	Primarily due to a weaker power market in 2002 compared to last year.
(4)	Primarily due to energy expenses that are now passed through directly to New Mexico jurisdictional customers with no comparable pass through last year.
(5)	Primarily due to an increase in the demand charges to TNP partially offset by a decrease in the energy expenses passed through to certain wholesale customers.
(6)	Primarily due to a weaker power market in 2002 compared to last year and a decrease in average prices as a result of decreased energy expenses.
(7)	Represents revenues with no related kWh sales.
(8)	Primarily due to increased kWh sales to CFE and TNP.
(9)	Primarily due to increased energy expenses that are passed through directly to Texas and New Mexico jurisdictional customers.
(10)	Primarily due to (i) increased sales to CFE; (ii) increased demand charges to TNP and (iii) increased energy expenses that are passed through directly to certain wholesale customers.
(11)	Primarily due to margins on swaps entered into with a large power marketer in 2000 in order to lock in a fixed price on certain power purchases with no comparable amount in the current period.

Other electric utility operations and maintenance expense remained relatively unchanged for the three months ended March 31, 2002, compared to the same period last year. Other electric utility operations and maintenance expense increased $5.3 million for the twelve months ended March 31, 2002, respectively, compared to the same period last year, as follows (in thousands):

Twelve Months Ended March 31:	2002	2001	Increase (Decrease)
Operations expense at generation plants	$36,315	$33,778	$2,537	(1)
Claims and damages	3,602	2,268	1,334	(2)
Maintenance expense at generation plants	35,368	34,263	1,105	(3)
Property insurance	1,616	784	832	(4)
Outside services expense	5,128	7,379	(2,251	)(5)
Other	99,739	97,956	1,783

Total electric utility other operations and maintenance expense	$181,768	$176,428	$5,340

(1)	Primarily due to increased costs at Palo Verde.
(2)	Primarily due to litigation settlements in 2001.
(3)	Primarily due to scheduled maintenance outages.
(4)	Primarily due to increased property insurance for local plants.
(5)	Primarily due to decreased consulting fees and corporate restructuring expenses.

Depreciation and amortization expense did not change significantly for the three months ended March 31, 2002 compared to the same period last year. Depreciation and amortizaton expense increased $1.3 million for the twelve months ended March 31, 2002 compared to the same period last year primarily due to an increase in the depreciable plant balances.

Taxes other than income taxes remained relatively unchanged for the three months ended March 31, 2002, compared to the same period last year. Taxes other than income taxes increased $1.3 million for the twelve months ended March 31, 2002, compared to the same period last year primarily due to an increase in Texas revenue related taxes. These increases were partially offset by a decrease in Arizona property taxes as a result of Arizona House Bill 2324 phasing in a decrease in assessed values beginning in 2001.

Other income (deductions) did not change significantly for the three months ended March 31, 2002 compared to the same period last year. Other income (deductions) decreased $0.8 million for the twelve months ended March 31, 2002 compared to the same period last year primarily due to a decrease of $2.8 million in investment income related to the decommissioning trust fund, the IID contract receivable and cash investments. These decreases were partially offset by an increase of $1.3 million in interest income on the undercollection of Texas fuel revenues.

Interest charges decreased $2.7 million and $7.7 million for the three and twelve months ended March 31, 2002, respectively, compared to the same period last year primarily due to (i) a reduction in outstanding debt as a result of open market purchases of the Company’s first mortgage bonds; (ii) increased capitalized interest related to construction work in progress and (iii) decreased interest rates.

Income tax expense, excluding the tax effect of the extraordinary item, decreased $7.5 million and $16.1 million for the three and twelve months ended March 31, 2002, respectively, compared to the same periods last year primarily due to changes in pretax income and for the twelve months ended March 31, 2002, certain permanent differences and adjustments including (i) a reduction to the Company’s estimate of contingent federal tax liability based upon discussions and agreed issues with taxing authorities related to the IRS examination of the Company’s 1996 through 1998 tax returns and (ii) deductions taken for abandoned transition costs.

Extraordinary loss on extinguishments of debt, net of income tax benefit, represents the payment of premiums on debt extinguishments and the recognition of unamortized issuance expenses on that debt.

The FASB has continued to issue additional guidance on SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” including providing revised guidance on FASB Derivatives Implementation Group (the “DIG”) Issue C15 “Scope Exceptions: Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forward Contracts in Electricity” on December 28, 2001. The Company anticipates that the ultimate effects of this revised guidance, which became effective on April 1, 2002, will not have a significant impact on the Company’s consolidated financial statements.

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 provides accounting guidance for retirement obligations, for which there is a legal obligation to settle, associated with tangible long-lived assets. SFAS No. 143 requires that asset retirement costs be capitalized as part of the cost of the related long-lived asset and such costs should be allocated to expense by using a systematic and rational method. SFAS No. 143 requires the initial measurement of the asset retirement obligation liability to be recorded at fair value and the use of an allocation approach for subsequent changes in the measurement of the liability. Upon adoption of SFAS No. 143, an entity will use a cumulative-effect adjustment to recognize transition amounts for any existing asset retirement obligation liability, asset retirement costs and accumulated depreciation. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management has not yet quantified the impact of adopting SFAS No. 143 on the Company’s consolidated financial statements.

Additionally, in April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections”. SFAS No. 145 rescinds SFAS No. 4 “Reporting Gains and Losses from Extinguishment of Debt” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effects. Upon adoption of SFAS No. 145, gains and losses from the extinguishment of debt will not be classified as an extraordinary item unless the debt extinguishment meets the unusual in nature and infrequent of occurrence criteria in APB Opinion No. 30 “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB No. 30”). SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria of APB No. 30. The Company has not yet decided whether to early adopt nor evaluated previously reported extraordinary items related to debt extinguishments to determine the amounts that will be reclassified upon adoption.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk due to changes in interest rates, equity prices and commodity prices. See the Company’s 2001 Form 10-K, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” for a complete discussion of the market risks faced by the Company and the Company’s market risk sensitive assets and liabilities. As of March 31, 2002, there have been no material changes in the market risks faced by the Company or the fair values of assets and liabilities disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Company’s 2001 Form 10-K.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

The Company hereby incorporates by reference the information set forth in Part I of this report under Note E of Notes to Consolidated Financial Statements.

Item 6.    Exhibits and Reports on Form 8–K

(a)	Exhibits: See Index to Exhibits incorporated herein by reference.

(b)	Reports on Form 8–K:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EL PASO ELECTRIC COMPANY

By:	/s/ Terry Bassham
Terry Bassham Executive Vice President, Chief Financial and Administrative Officer (Duly Authorized Officer and Principal Financial Officer)

Dated: May 13, 2002

EL PASO ELECTRIC COMPANY

INDEX TO EXHIBITS

Exhibit Number	Exhibit
†10.01
Form of Restricted Stock Award Agreement between the Company and certain key officers of the Company. (Identical in all material respects to Exhibit 99.04 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

††10.02
Form of Directors’ Restricted Stock Award Agreement between the Company and certain directors of the Company. (Identical in all material respects to Exhibit 10.07 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

10.03
Stock Option Agreements, dated as of January 1, 2002 and April 1, 2002, with Wilson Cadman. (Identical in all material respects to Exhibit 99.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)

10.04
Stock Option Agreement, dated as of January 14, 2002, with Raul A. Carrillo, Jr. (Identical in all material respects to Exhibit 99.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

†††10.05	Form of Change in Control Agreement between the Company and certain key officers of the Company.

10.06	Shiprock-Four Corners Project 345kV Switchyard Interconnection Agreement, dated March 6, 2002. APS Contract No. 51999.

15	Letter re Unaudited Interim Financial Information

†
Eleven agreements, dated as of February 28, 2002, substantially identical in all material respects to this Exhibit, have been entered into with Terry D. Bassham; J. Frank Bates; Michael L. Blough; Gary R. Hedrick; Kathryn Hood; Helen Williams Knopp; Earnest A. Lehman; Kerry B. Lore; Robert C. McNiel; Hector R. Puente; and Guillermo Silva; officers of the Company.

††
In lieu of non-employee director compensation, six agreements, dated as of January 1, 2002 and April 1, 2002, substantially identical in all material respects to this Exhibit, have been entered into with Kenneth Heitz; Patricia Z. Holland-Branch; and Charles A. Yamarone; directors of the Company.

†††
Eleven agreements, dated as of February 7, 2002, substantially identical in all material respects to this Exhibit, have been entered into with Terry D. Bassham; J. Frank Bates; Michael L. Blough; Gary R. Hedrick; Kathryn Hood; Helen Williams Knopp; Earnest A. Lehman; Kerry B. Lore; Robert C. McNeil; Hector R. Puente; and Guillermo Silva; officers of the Company.