Form 10-Q
period 2002-06-30
EL PASO ELECTRIC CO /TX/
filed 2002-08-12
CIK 31978

Form 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒    NO  ☐

As of August 8, 2002 there were 49,945,432 shares of the Company’s no par value common stock outstanding.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

i

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
ASSETS (In thousands)	June 30, 2002 (Unaudited)	December 31, 2001
Utility plant:
Electric plant in service	$1,713,301	$1,708,908
Less accumulated depreciation and amortization	512,836	472,297

Net plant in service	1,200,465	1,236,611
Construction work in progress	113,246	86,802
Nuclear fuel; includes fuel in process of $9,440 and $11,356, respectively	73,634	74,004
Less accumulated amortization	33,851	33,177

Net nuclear fuel	39,783	40,827

Net utility plant	1,353,494	1,364,240

Current assets:
Cash and temporary investments	31,818	27,994
Accounts receivable, principally trade, net of allowance for doubtful accounts of $3,281 and $3,525, respectively	76,769	75,025
Accumulated deferred income taxes	42,646	39,299
Inventories, at cost	24,568	24,356
Undercollection of fuel revenues	20,765	26,797
Prepayments and other	8,331	9,741

Total current assets	204,897	203,212

Deferred charges and other assets:
Decommissioning trust funds	59,498	60,901
Other	15,895	16,086

Total deferred charges and other assets	75,393	76,987

Total assets	$1,633,784	$1,644,439

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Continued)

CAPITALIZATION AND LIABILITIES (In thousands except for share data)	June 30, 2002 (Unaudited)	December 31, 2001
Capitalization:
Common stock, stated value $1 per share, 100,000,000 shares authorized, 62,384,827 and 61,982,963 shares issued, and 223,256 and 267,334 restricted shares, respectively	$62,608	$62,250
Capital in excess of stated value	260,735	257,891
Unearned compensation – restricted stock awards	(2,391)	(2,041)
Retained earnings	283,944	265,775
Accumulated other comprehensive income, net of tax	(1,417)	752

	603,479	584,627
Treasury stock, 12,442,937 and 11,991,637 shares, respectively; at cost	(140,885)	(134,434)

Common stock equity	462,594	450,193
Long-term debt, net of current portion	588,711	590,925
Financing obligations, net of current portion	27,207	28,440

Total capitalization	1,078,512	1,069,558

Current liabilities:
Current portion of long-term debt and financing obligations	60,587	90,355
Accounts payable, principally trade	25,582	24,626
Taxes accrued other than federal income taxes	15,395	16,713
Interest accrued	15,892	16,860
Overcollection of fuel revenues	1,758	3,265
Other	17,313	15,942

Total current liabilities	136,527	167,761

Deferred credits and other liabilities:
Decommissioning liability	141,742	137,614
Accrued postretirement benefit liability	86,756	84,974
Accumulated deferred income taxes	123,280	116,850
Accrued pension liability	30,506	30,694
Other	36,461	36,988

Total deferred credits and other liabilities	418,745	407,120

Commitments and contingencies

Total capitalization and liabilities	$1,633,784	$1,644,439

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except for share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Electric utility operating revenues	$179,917	$203,127	$327,524	$394,517

Energy expenses:
Fuel	35,241	53,207	62,398	102,659
Purchased and interchanged power	29,890	34,537	45,225	51,148

	65,131	87,744	107,623	153,807

Electric utility operating revenues net of energy expenses	114,786	115,383	219,901	240,710

Energy services operations:
Operating revenues	1,105	496	2,695	1,985
Operating expenses	1,433	1,220	3,152	3,113

	(328)	(724)	(457)	(1,128)

Other electric utility operating expenses:
Other operations	34,371	31,687	67,020	64,692
Maintenance	10,967	13,899	22,484	25,181
Depreciation and amortization	22,443	22,246	45,009	44,399
Taxes other than income taxes	11,229	10,812	22,416	21,539

	79,010	78,644	156,929	155,811

Operating income	35,448	36,015	62,515	83,771

Other income (deductions):
Investment income (loss), net	(286)	1,706	177	2,607
Other, net	(586)	(613)	(934)	(1,253)

	(872)	1,093	(757)	1,354

Income before interest charges	34,576	37,108	61,758	85,125

Interest charges (credits):
Interest on long-term debt and financing obligations	13,727	16,025	27,884	32,694
Other interest	2,202	1,995	4,377	3,985
Interest capitalized	(1,585)	(1,255)	(2,959)	(2,296)

	14,344	16,765	29,302	34,383

Income before income taxes and extraordinary item	20,232	20,343	32,456	50,742
Income tax expense	7,853	8,077	12,202	19,878

Income before extraordinary item	12,379	12,266	20,254	30,864
Extraordinary loss on extinguishments of debt, net of income tax benefit	61	161	2,085	161

Net income	$12,318	$12,105	$18,169	$30,703

Basic earnings per share:
Income before extraordinary item	$0.25	$0.24	$0.40	$0.60
Extraordinary loss on extinguishments of debt, net of income tax benefit	—	—	0.04	—

Net income	$0.25	$0.24	$0.36	$0.60

Diluted earnings per share:
Income before extraordinary item	$0.24	$0.23	$0.40	$0.59
Extraordinary loss on extinguishments of debt, net of income tax benefit	—	—	0.04	—

Net income	$0.24	$0.23	$0.36	$0.59

Weighted average number of common shares outstanding	50,092,213	51,333,726	50,044,473	51,175,732

Weighted average number of common shares and dilutive potential common shares outstanding	50,652,666	52,314,337	50,642,442	52,152,625

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except for share data)
	Twelve Months Ended June 30,
	2002	2001
Electric utility operating revenues	$687,531	$783,721

Energy expenses:
Fuel	145,188	200,532
Purchased and interchanged power	79,664	92,812

	224,852	293,344

Electric utility operating revenues net of energy expenses	462,679	490,377

Energy services operations:
Operating revenues	15,891	4,921
Operating expenses	15,975	7,004

	(84)	(2,083)

Other electric utility operating expenses:
Other operations	138,208	132,015
Maintenance	43,312	47,531
Depreciation and amortization	90,072	88,879
Taxes other than income taxes	44,657	42,702

	316,249	311,127

Operating income	146,346	177,167

Other income (deductions):
Investment income, net	23	4,344
Other, net	(1,257)	(1,891)

	(1,234)	2,453

Income before interest charges	145,112	179,620

Interest charges (credits):
Interest on long-term debt	58,092	66,380
Other interest	8,390	7,787
Interest capitalized	(5,386)	(4,220)

	61,096	69,947

Income before income taxes and extraordinary item	84,016	109,673
Income tax expense	28,748	42,369

Income before extraordinary item	55,268	67,304
Extraordinary loss on extinguishments of debt, net of income tax benefit	4,143	1,384

Net income	$51,125	$65,920

Basic earnings per share:
Income before extraordinary item	$1.10	$1.29
Extraordinary loss on extinguishments of debt, net of income tax benefit	0.08	0.03

Net income	$1.02	$1.26

Diluted earnings per share:
Income before extraordinary item	$1.08	$1.26
Extraordinary loss on extinguishments of debt, net of income tax benefit	0.08	0.02

Net income	$1.00	$1.24

Weighted average number of common shares outstanding	50,320,969	52,366,103

Weighted average number of common shares and dilutive potential common shares outstanding	51,032,717	53,331,686

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(Unaudited)
(In thousands)
	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2002	2001	2002	2001	2002	2001
Net income	$12,318	$12,105	$18,169	$30,703	$51,125	$65,920
Other comprehensive income (loss):
Minimum pension liability adjustment	—	—	—	—	(824)	—
Net unrealized gains (losses) on marketable securities:
Net holding gains (losses) arising during period	(4,856)	1,586	(4,815)	(2,934)	(7,401)	(5,591)
Reclassification adjustments for net losses included in net income	1,071	198	1,425	580	3,935	1,115

	(3,785)	1,784	(3,390)	(2,354)	(4,290)	(4,476)

Income tax benefit (expense) related to items of other comprehensive income (loss):
Minimum pension liability adjustment	—	—	—	—	289	—
Net unrealized gains (losses) on marketable securities	1,325	(624)	1,221	824	1,212	1,567

	1,325	(624)	1,221	824	1,501	1,567

Other comprehensive income (loss), net of tax	(2,460)	1,160	(2,169)	(1,530)	(2,789)	(2,909)

Comprehensive income	$9,858	$13,265	$16,000	$29,173	$48,336	$63,011

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net income	$18,169	$30,703
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of electric plant in service	45,009	44,399
Amortization of nuclear fuel	8,770	8,107
Deferred income taxes, net	5,341	18,486
Extraordinary loss on extinguishments of debt, net of income tax benefit	2,085	161
Amortization and accretion of interest costs	4,923	4,742
Other operating activities	2,562	914
Change in:
Accounts receivable	(1,744)	2,196
Inventories	(212)	258
Net under/overcollection of fuel revenues	4,525	(10,628)
Prepayments and other	1,410	4,578
Accounts payable	956	(6,653)
Taxes accrued other than federal income taxes	(1,318)	(3,275)
Interest accrued	(968)	1,691
Other current liabilities	1,371	977
Deferred charges and credits	384	3,540

Net cash provided by operating activities	91,263	100,196

Cash flows from investing activities:
Cash additions to utility property, plant and equipment	(32,316)	(35,927)
Cash additions to nuclear fuel	(7,545)	(7,075)
Interest capitalized:
Utility property, plant and equipment	(2,779)	(1,995)
Nuclear fuel	(180)	(301)
Investment in decommissioning trust fund	(3,046)	(2,558)
Other investing activities	312	1,118

Net cash used for investing activities	(45,554)	(46,738)

Cash flows from financing activities:
Proceeds from exercise of stock options	2,006	4,869
Purchases of treasury stock	(6,451)	(8,285)
Repurchases of and payments on long-term debt	(36,396)	(41,083)
Nuclear fuel financing obligations:
Proceeds	8,906	8,498
Payments	(8,868)	(9,663)
Other financing activities	(1,082)	(456)

Net cash used for financing activities	(41,885)	(46,120)

Net increase in cash and temporary investments	3,824	7,338
Cash and temporary investments at beginning of period	27,994	11,344

Cash and temporary investments at end of period	$31,818	$18,682

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A.    Principles of Preparation

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Annual Report of El Paso Electric Company on Form 10-K for the year ended December 31, 2001 (the “2001 Form 10-K”). Capitalized terms used in this report and not defined herein have the meaning ascribed for such terms in the 2001 Form 10-K. In the opinion of management of the Company, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at June 30, 2002 and December 31, 2001; the results of its operations for the three, six and twelve months ended June 30, 2002 and 2001; and its cash flows for the six months ended June 30, 2002 and 2001. The results of operations for the three and six months ended June 30, 2002 and the cash flows for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full calendar year.

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

At January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” The implementation of these standards did not have an impact on the Company’s financial position or results of operations.

Supplemental Cash Flow Disclosures (in thousands)

	Six Months Ended June 30,
	2002	2001
Cash paid for:
Interest on long-term debt and financing obligations	$28,979	$30,103
Other interest	9	12
Income taxes	7,203	3,550
Non-cash investing and financing activities:
Grants of restricted shares of common stock	1,531	1,779
Remeasurements of employee stock options	240	—

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

B.    Regulation

For a full discussion of the Company’s regulatory matters, see Note B of Notes to Consolidated Financial Statements in the 2001 Form 10-K.

Federal Regulatory Matters

Federal Energy Regulatory Commission.    The Company is subject to regulation by FERC in certain matters, including rates for wholesale power sales, transmission of electric power and the issuance of securities. FERC is currently conducting an investigation into potential manipulation of prices for electricity in the western United States during 2000 and 2001. As part of its inquiry, FERC issued a data request concerning various trading strategies of sellers of wholesale electricity and/or ancillary services in the Western Systems Coordinating Council during 2000-2001. The Company was one of over 150 entities that received this request and, on May 22, 2002, responded by providing the FERC with information related to various trading strategies identified in two memoranda relating to Enron Power Marketing, Inc. (“EPMI”). On June 4, 2002, the FERC issued an order to show cause, in essence indicating the Company’s market based rate authority was jeopardized as a result of FERC’s determination that the May 22, 2002 response was inadequate. In order to remedy the stated inadequacy, the Company retained outside counsel and conducted an exhaustive review of all data in its possession and control. On June 14, 2002, the Company provided a supplemental response to the FERC. On July 29, 2002, the Company received a letter from the FERC informing it that the supplemental response satisfied the concerns raised by the June 4, 2002 show cause letter. The Company has voluntarily undertaken the obligation to continue to provide the FERC with any additional data which may be responsive to the FERC’s inquiry.

Widespread disclosures and publicity concerning transactions in the nation’s power markets during 2000-2001 have prompted other regulatory entities to commence investigations and seek documents and data from a large number of electric utilities, power marketing firms and other market participants. In addition to the FERC inquiry described above, the Company has received an informal request from the SEC for documents concerning “so called ‘wash,’ ‘round trip,’ ‘credit wash,’ or ‘sell/buyback’ type transactions.” On July 11, 2002, the Company received a subpoena from the Commodities Futures Trading Commission (“CFTC”) requesting documents. The subpoena appears to be similar in scope to the SEC’s request. These requests appear to be substantially narrower in scope than FERC’s and the Company is in the process of seeking clarifications from the SEC and CFTC staffs with the intention of responding in a full and timely manner.

Texas Regulatory Matters

Deregulation.    The Texas Restructuring Law requires most electric utilities to legally separate their power generation business from their transmission and distribution business by January 1, 2002. In January 2002, competition was instituted in most parts of Texas. Nonetheless, the Texas Restructuring Law specifically recognizes the benefits the Company bargained for in its Texas Rate Stipulation and Texas Settlement Agreement, exempting the Company’s Texas service area from retail competition and preserving rates at their current levels until the end of the Freeze Period. At the end of the Freeze Period, the Company will generally be subject to the provisions of the law, including the institution of

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

retail competition and at that time will be permitted to recover nuclear decommissioning costs through a non-bypassable customer charge in its distribution rates, but will have no further claim for recovery of stranded costs. Stranded costs are the positive difference, if any, between the book value of electric generating assets, including long-term purchase power contracts, and the market value of those assets.

Fuel.    Although the Company’s base rates are frozen in Texas, pursuant to Texas Commission rules and the Texas Rate Stipulation, the Company can request adjustments to its fuel factor to more accurately reflect projected energy costs associated with the provision of electricity as well as seek recovery of past undercollections of fuel revenues.

In October 2001, the Texas Commission approved a unanimous settlement agreement (the “Texas Fuel Settlement”) between the Company and the parties which had intervened, including the City of El Paso, which increased the Texas fuel factor by $0.00308 per kWh. This factor was implemented on an interim basis in April 2001. The Texas Fuel Settlement also provides for the surcharge of underrecovered fuel costs as of December 31, 2000 of approximately $15.0 million plus interest over an 18-month period. The fuel surcharge was implemented on an interim basis beginning with the first billing cycle in June 2001.

On July 1, 2002, the Company filed a petition with the Texas Commission to reconcile the Company’s fuel and purchased power expenses and associated revenues for the three-year period January 1, 1999 through December 31, 2001. This filing was made pursuant to the Texas Commission rules, which require companies to submit a fuel reconciliation at least every three years. Among other things, the Company’s petition provided (i) a reconciliation of the Company’s Texas jurisdictional eligible fuel costs for the period of $277.0 million and fuel factor revenues of $268.9 million; (ii) Palo Verde performance rewards of $21.6 million, including interest, for achieving a capacity factor of 89.8% and (iii) a request for authority to continue to collect the current interim fuel surcharge after November 2002 in order to recover its underrecovered fuel expense. The Company has previously agreed to contribute 50% of the Palo Verde performance rewards to fund programs for bill payment assistance and demand side management programs for commercial customers in the Texas service territory. The Texas Commission staff, local regulatory authorities such as the City of El Paso and customers are entitled to intervene in a fuel reconciliation proceeding and to challenge the prudence of fuel and purchased power expenses. Under the Texas Fuel Settlement, the Texas Commission has deemed the $21.6 million Palo Verde performance reward to be reconciled. The Company anticipates that it will take nine to twelve months to process its petition and receive a final order from the Texas Commission.

New Mexico Regulatory Matters

Deregulation.    In March 2001, the New Mexico Legislature amended the New Mexico Restructuring Law to postpone deregulation in New Mexico until January 1, 2007, and to prohibit the separation of a utility’s transmission and distribution activities from its existing generation activities prior to September 1, 2005. The amended New Mexico Restructuring Law allows the utility, until corporate separation occurs, to participate in unregulated generation activities if the generation is not intended to serve New Mexico retail customers.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The amended New Mexico Restructuring Law prohibiting the separation of the Company’s generation activities from its transmission and distribution activities prior to September 1, 2005 may conflict with the Texas Restructuring Law requiring separation of those activities after the expiration of the Freeze Period in August 2005. The Company anticipates that it will make its filing before the New Mexico Commission in late 2004 requesting a solution to this potential conflict and approval to separate the Company’s generation activities from its transmission and distribution activities to allow the Company to restructure at the earliest time allowable.

Fuel.     The New Mexico Settlement Agreement entered into in October 1998 eliminated the then existing fuel factor of $0.01949 per kWh incorporating it into frozen base rates. Accordingly, the Company was required to absorb any increases in fuel and purchased power expenses related to its New Mexico retail customers until new rates were implemented subsequent to the end of the rate freeze on April 30, 2001. The average fuel and purchased power expenses incurred for New Mexico jurisdictional customers exceeded this fuel factor by a substantial amount. Therefore, on April 23, 2001, the Company filed a petition with the New Mexico Commission proposing a settlement that would implement a new incremental fixed fuel factor, while leaving the existing $0.01949 fuel factor as part of the still frozen base rates, and reinstate for a two-year period a fuel adjustment clause in lieu of a base rate increase (the “New Mexico Fuel Factor Agreement”). The New Mexico Commission entered its final order on January 8, 2002, setting an incremental fixed fuel factor of $0.01501 per kWh.

Due to the decrease in gas prices since mid-2001, on February 12, 2002, the Company filed a petition with the New Mexico Commission for an incremental fuel factor decrease to $0.00420 per kWh. The New Mexico Commission issued an order approving that decrease on February 19, 2002. This new incremental fuel factor was implemented as of March 6, 2002.

Sales for Resale

The Company and the CFE have signed a contract whereby the Company sold up to 100 MW and 150 MW of non-firm power to CFE during the months of June and July 2002, respectively.

C.    Common Stock

Common Stock Repurchase Program

The Company’s Board of Directors has previously approved three stock repurchase programs allowing the Company to purchase up to fifteen million of its outstanding shares of common stock. As of June 30, 2002, the Company had repurchased 12,372,629 shares of common stock under these programs for approximately $140.4 million, including commissions. Repurchased shares are available for issuance under employee benefit and stock option plans, or may be retired.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Reconciliation of Basic and Diluted Earnings Per Share

The reconciliation of basic and diluted earnings per share before extraordinary item is presented below:

	Three Months Ended June 30,
	2002			2001
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands)			(In thousands)
Basic earnings per share:
Income before extraordinary item	$12,379	50,092,213	$0.25	$12,266	51,333,726	$0.24

Effect of dilutive securities:
Unvested restricted stock	—	68,389		—	56,143
Stock options	—	492,064		—	924,468

Diluted earnings per share:
Income before extraordinary item	$12,379	50,652,666	$0.24	$12,266	52,314,337	$0.24

	Six Months Ended June 30,
	2002			2001
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands)			(In thousands)
Basic earnings per share:
Income before extraordinary item	$20,254	50,044,473	$0.40	$30,864	51,175,732	$0.60

Effect of dilutive securities:
Unvested restricted stock	—	55,845		—	40,497
Stock options	—	542,124		—	936,396

Diluted earnings per share:
Income before extraordinary item	$20,254	50,642,442	$0.40	$30,864	52,152,625	$0.59

	Twelve Months Ended June 30,
	2002			2001
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands)			(In thousands)
Basic earnings per share:
Income before extraordinary item	$55,268	50,320,969	$1.10	$67,304	52,366,103	$1.29

Effect of dilutive securities:
Unvested restricted stock	—	74,100		—	58,146
Stock options	—	637,648		—	907,437

Diluted earnings per share:
Income before extraordinary item	$55,268	51,032,717	$1.08	$67,304	53,331,686	$1.26

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Options excluded from the computation of diluted earnings per share because the exercise price was greater than the average market price for the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2002	2001	2002	2001	2002	2001
Options	150,760	150,000	152,979	305,048	252,979	305,048
Exercise price range	$14.95-$15.65	$14.95	$14.60-$15.99	$12.60-$14.95	$14.00-$15.99	$12.60-$14.95

D.    Commitments, Contingencies and Uncertainties

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

Power Contracts

The Company has not entered into any new financially significant open contracts or power exchange agreements other than those discussed in the Company’s 2001 Form 10-K.

Environmental Matters

The Company is subject to regulation with respect to air, soil and water quality, solid waste disposal and other environmental matters by federal, state, tribal and local authorities. Those authorities govern current facility operations and exercise continuing jurisdiction over facility modifications. Environmental regulations can change rapidly and are difficult to predict. Substantial expenditures may be required to comply with these regulations. The Company analyzes the costs of its obligations arising from environmental matters on an ongoing basis, and management believes it has made adequate provision in its financial statements to meet such obligations. Currently, the Company has provision for environmental remediation obligations of approximately $0.2 million. However, unforeseen expenses associated with compliance could have a material adverse effect on the future operations and financial condition of the Company.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following are expenditures incurred by the Company for the three, six and twelve months ended June 30, 2002 and 2001 for complying with federal environmental statutes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2002	2001	2002	2001	2002	2001
Clean Air Act	$84	$166	$414	$235	$897	$688
Federal Clean Water Act	40	60	123	98	306	608

The Company is not under any environmental investigation by the Environmental Protection Agency, the Texas Natural Resources Conservation Commission or the New Mexico Environment Department. In addition, the Company has not been named as a Potentially Responsible Party pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980.

Customer Information System

In July 2002, the Company suspended work on its Customer Information System (“CIS”) project to perform an assessment of the project and of alternatives to completion of the project. As of June 30, 2002, the Company has capitalized or committed to incur $15.3 million on the CIS project. If, as a result of this assessment, any portion of the amounts that have been capitalized to date to implement a new CIS system are deemed impaired, the Company would recognize an impairment charge against income in the period they are identified and the effect on the Company’s financial results could be material. Management expects to complete its assessment by the fourth quarter of 2002.

MiraSol Warranty Obligations

MiraSol is an energy services subsidiary which offered a variety of services to reduce energy use and/or lower energy costs. MiraSol was not a power marketer. On July 19, 2002, all marketing activities of MiraSol ceased. MiraSol remains a going concern devoted to satisfaction of current contracts and warranty and service obligations on previously installed projects. Management of MiraSol is undertaking an assessment of all projects for potential warranty obligations. At this time, MiraSol is unable to quantify its probable loss exposure on warranty claims, if any, and therefore has not recorded a warranty liability in its financial statements. MiraSol has received a claim from a large customer attempting to enforce warranty provisions on a $5.6 million generator project. The Company believes that any warranty claim will be absorbed by subcontractors. If it is determined at a future date that MiraSol has an obligation to this or any other customer, and MiraSol, its subcontractors or any other third party contributions are insufficient to honor the warranty obligations, the Company intends to honor the warranty obligations after making any appropriate regulatory filings. Since inception MiraSol had recorded total revenues of $27.0 million for projects performed for customers, of which $8.9 million have been identified as potentially having warranty claims.

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

F.    Subsequent Event

On August 1, 2002, the Company issued two series of pollution control bonds in the amounts of $37.1 million and $33.3 million. These bonds were issued with a fixed interest rate of 6.25% and 6.375%, respectively. These interest rates are fixed until August 1, 2005 which is the date the bonds are due to be remarketed. This issuance replaces two series of bonds which were subject to remarketing as of July 31, 2002. As a result, the bonds which were outstanding as of June 30, 2002 are presented as non-current in the consolidated balance sheet as of June 30, 2002.

Independent Accountants’ Review Report

The Shareholders and the Board of Directors
El Paso Electric Company:

We have reviewed the accompanying condensed consolidated balance sheet of El Paso Electric Company and subsidiary (the Company) as of June 30, 2002, the related condensed consolidated statements of operations and comprehensive operations for the three, six and twelve months ended June 30, 2002 and 2001, and the related condensed consolidated statements of cash flows for the six months ended June 30, 2002 and 2001. These condensed consolidated financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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
August 1, 2002

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

Summary of Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented and actual results could differ from those estimates. Critical accounting policies and estimates, which are both important to the portrayal of the Company’s financial condition and results of operations and which require complex, subjective judgments are more fully described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2001 Form 10-K.

Overview

El Paso Electric Company is an electric utility that serves retail customers in west Texas and southern New Mexico and wholesale customers in Texas, New Mexico and Mexico. The Company owns or has substantial ownership interests in six electrical generating facilities providing it with a total capacity of approximately 1,500 MW. The Company’s energy sources consist of nuclear fuel, natural gas, coal, purchased power and wind. The Company owns or has significant ownership interests in four major 345 kV transmission lines and three 500 kV lines to provide power from Palo Verde and Four Corners, and owns the distribution network within its retail service territory. The Company is subject to regulation by the Texas and New Mexico Commissions and, with respect to wholesale power sales, transmission of electric power and the issuance of securities, by the FERC.

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

The changing regulatory environment and the advent of unregulated power production have created a substantial risk that the Company will lose important customers. The Company’s wholesale and large retail customers already have, in varying degrees, additional alternate sources of economical power, including co-generation of electric power. Historically, the Company has lost certain large retail customers to self generation and/or co-generation and seen reductions in wholesale sales due to new sources of generation. Duke Energy recently began constructing a generation plant in Deming, New Mexico which is scheduled to be complete by 2004. Public Service Company of New Mexico is near completion of a generation plant outside Las Cruces, New Mexico. If the Company loses a significant portion of its retail customer base or wholesale sales, the Company may not be able to replace such revenues through either the addition of new customers or an increase in rates to remaining customers.

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

The Company is subject to regulation by FERC in certain matters, including rates for wholesale power sales, transmission of electric power and the issuance of securities. FERC is currently conducting an investigation into potential manipulation of prices for electricity in the western United States during 2000 and 2001. As part of its inquiry, FERC issued a data request concerning various trading strategies of sellers of wholesale electricity and/or ancillary services in the Western Systems Coordinating Council during 2000-2001. The Company was one of over 150 entities that received this request and, on May 22, 2002, responded by providing the FERC with information related to various trading strategies identified in two memoranda relating to Enron Power Marketing, Inc. (“EPMI”). On June 4, 2002, the FERC issued an order to show cause, in essence indicating the Company’s market based rate authority was jeopardized as a result of FERC’s determination that the May 22, 2002 response was inadequate. In order to remedy the stated inadequacy, the Company retained outside counsel and conducted an exhaustive review of all data in its possession and control. On June 14, 2002, the Company provided a supplemental response to the FERC. On July 29, 2002, the Company received a letter from the FERC informing it that the supplemental response satisfied the concerns raised by the June 4, 2002 show cause letter. The Company has voluntarily undertaken the obligation to continue to provide the FERC with any additional data which may be responsive to the FERC’s inquiry.

Widespread disclosures and publicity concerning transactions in the nation’s power markets during 2000-2001 have prompted other regulatory entities to commence investigations and seek documents and data from a large number of electric utilities, power marketing firms and other market participants. In addition to the FERC inquiry described above, the Company has received an informal request from the SEC for documents concerning “so called ‘wash,’ ‘round trip,’ ‘credit wash,’ or ‘sell/buyback’ type transactions.” On July 11, 2002, the Company received a subpoena from the Commodities Futures Trading Commission (“CFTC”) requesting documents. The subpoena appears to be similar in scope to the SEC’s request. These requests appear to be substantially narrower in scope than FERC’s and the Company is in the process of seeking clarifications from the SEC and CFTC staffs with the intention of responding in a full and timely manner.

The Company has identified two matters that could potentially have a material negative impact on its financial statements. The first relates to cessation of marketing at MiraSol, an energy services subsidiary which offered a variety of services to reduce energy use and/or lower energy costs effective July 19, 2002. MiraSol was not a power marketer. MiraSol remains a going concern devoted to satisfaction of current contracts and warranty and service obligations on previously installed projects. Management of MiraSol is undertaking an assessment of all projects for potential warranty obligations. At this time, MiraSol is unable to quantify its probable loss exposure on warranty claims, if any, and therefore has not recorded a warranty liability in its financial statements. MiraSol has received a claim from a large customer attempting to enforce warranty provisions on a $5.6 million generator project. The Company believes that any warranty claim will be absorbed by subcontractors. If it is determined at a future date that MiraSol has an obligation to this or any other customer, and MiraSol, its subcontractors or any other third party contributions are insufficient to honor the warranty obligations, the Company intends to honor the warranty obligations after making any appropriate regulatory filings.

Since inception MiraSol had recorded total revenues of $27.0 million for projects performed for customers, of which $8.9 million have been identified as potentially having warranty claims.

Second, in July 2002, the Company suspended work on its CIS project to perform an assessment of the project and of alternatives to completion of the project. As of June 30, 2002, the Company has capitalized or committed to incur $15.3 million on the CIS project. If, as a result of this assessment, any portion of the amounts that have been capitalized to date to implement a new CIS system are deemed impaired, the Company would recognize an impairment charge against income in the period they are identified and the effect on the Company’s financial results could be material. Management expects to complete its assessment by the fourth quarter of 2002.

Liquidity and Capital Resources

The Company’s principal liquidity requirements in the near-term are expected to consist of interest and principal payments on the Company’s indebtedness and capital expenditures related to the Company’s generating facilities and transmission and distribution systems. The Company expects that cash flows from operations and refinancing of long-term debt will be sufficient for such purposes.

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

During the twelve months ended June 30, 2002 and 2001, the Company utilized $120.1 million and $113.8 million, respectively, of federal tax loss carryforwards. The Company anticipates that existing federal tax loss carryforwards will be fully utilized in 2003 and after that date the Company’s cash flow requirements are expected to include greater amounts of cash for income taxes than has existed in recent years.

As of June 30, 2002, cash and temporary investments totaled $31.8 million, an increase of $3.8 million from the December 31, 2001 balance of $28.0 million. The Company also has a $100 million revolving credit facility, which provides up to $70 million for nuclear fuel purchases. Any amounts not borrowed for nuclear fuel purchases may be borrowed by the Company for working capital needs. In January 2002, the revolving credit facility was renewed for a three-year term. At June 30, 2002, approximately $48.3 million had been drawn for nuclear fuel purchases. No amounts are currently outstanding on this facility for working capital needs.

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

The Company has significantly reduced its long-term debt since its emergence from bankruptcy in 1996. From June 1, 1996 through August 8, 2002, the Company repurchased and repaid approximately $511.1 million of first mortgage bonds, including the repurchase of approximately $2.7 million of first mortgage bonds during the second quarter of 2002, with internally generated cash as part of a deleveraging program. The Company also anticipates redeeming the remaining $39.4 million of Series C First Mortgage Bonds at their maturity in February 2003 with internally generated cash. Common stock equity as a percentage of capitalization, including current portion of long-term debt and financing obligations, has increased from 19% at June 30, 1996 to 41% at June 30, 2002.

On August 1, 2002, the Company issued two series of pollution control bonds in the amounts of $37.1 million and $33.3 million. These bonds were issued with a fixed interest rate of 6.25% and 6.375%, respectively. These interest rates are fixed until August 1, 2005 which is the date the bonds are due to be remarketed. This issuance replaces two series of bonds which were subject to remarketing as of July 31, 2002. As a result, the bonds which were outstanding as of June 30, 2002 are presented as non-current in the consolidated balance sheet as of June 30, 2002.

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

The Company’s Board of Directors previously approved three stock repurchase programs allowing the Company to purchase up to fifteen million of its outstanding shares of common stock. As of August 8, 2002, the Company had repurchased 12,591,929 shares of common stock under these programs for approximately $143.2 million, including commissions. The Company expects to continue to make purchases primarily in the open market at prevailing prices and will also engage in private transactions, as appropriate. Any repurchased shares will be available for issuance under employee benefit and stock option plans, or may be retired.

Historical Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2002	2001	2002	2001	2002	2001
Net income
(in millions)	$12.3	$12.1	$18.2	$30.7	$51.1	$65.9
Diluted earnings per share	0.24	0.23	0.36	0.59	1.00	1.24

Electric utility operating revenues net of energy expenses decreased $0.6 million, $20.9 million and $27.7 million for the three, six and twelve months ended June 30, 2002, respectively, compared to the same periods last year, primarily due to decreased economy sales margins due to significant lower wholesale prices in the western United States power markets. These decreases were partially offset by the recovery of energy expenses in New Mexico beginning in July 2001 that were not recovered in the prior periods and by retail sales growth in the Company’s west Texas and southern New Mexico retail service territory.

The Company and the CFE have signed a contract whereby the Company sold up to 100 MW and 150 MW of non-firm power to CFE during the months of June and July 2002, respectively.

Comparisons of kWh sales and electric utility operating revenues are shown below (in thousands):

			Increase (Decrease)
Three Months Ended June 30:	2002	2001	Amount	Percent
Electric kWh sales:
Retail	1,621,205	1,522,014	99,191	6.5	%(1)
Sales for resale	257,428	383,502	(126,074)	(32.9	)(2)
Economy sales	499,053	273,893	225,160	82.2	(3)

Total	2,377,686	2,179,409	198,277	9.1

Operating revenues:
Base revenues:
Retail	$112,237	$106,205	$6,032	5.7	%(1)
Sales for resale	8,703	14,063	(5,360)	(38.1	)(4)

Total base revenues	120,940	120,268	672	0.6
Fuel revenues	44,119	53,092	(8,973)	(16.9	)(5)
Economy sales	13,209	27,228	(14,019)	(51.5	)(6)
Other (7)	1,649	2,539	(890)	(35.1	)(8)

Total operating revenues	$179,917	$203,127	$(23,210)	(11.4)

			Increase (Decrease)
Six Months Ended June 30:	2002	2001	Amount	Percent
Electric kWh sales:
Retail	3,008,392	2,964,661	43,731	1.5%
Sales for resale	605,913	705,922	(100,009)	(14.2	)(2)
Economy sales	612,219	628,852	(16,633)	(2.6)

Total	4,226,524	4,299,435	(72,911)	(1.7)

Operating revenues:
Base revenues:
Retail	$210,703	$206,514	$4,189	2.0%
Sales for resale	20,672	23,387	(2,715)	(11.6	)(4)

Total base revenues	231,375	229,901	1,474	0.6

Fuel revenues	76,595	84,577	(7,982)	(9.4	)(5)
Economy sales	15,982	74,730	(58,748)	(78.6	)(6)
Other (7)	3,572	5,309	(1,737)	(32.7	)(8)

Total operating revenues	$327,524	$394,517	$(66,993)	(17.0)

			Increase (Decrease)
Twelve Months Ended June 30:	2002	2001	Amount	Percent
Electric kWh sales:
Retail	6,262,203	6,196,396	65,807	1.1%
Sales for resale	1,360,374	1,421,023	(60,649)	(4.3)
Economy sales	913,281	1,446,725	(533,444)	(36.9	)(6)

Total	8,535,858	9,064,144	(528,286)	(5.8)

Operating revenues:
Base revenues:
Retail	$439,465	$434,389	$5,076	1.2%
Sales for resale	50,164	48,314	1,850	3.8	(9)

Total base revenues	489,629	482,703	6,926	1.4

Fuel revenues	156,354	158,875	(2,521)	(1.6)
Economy sales	33,704	129,861	(96,157)	(74.0	)(6)
Other (7)	7,844	12,283	(4,439)	(36.1	)(10)

Total operating revenues	$687,531	$783,722	$(96,191)	(12.3)

(1)	Primarily due to increased kWh sales to commercial and industrial customers and residential customers in Texas.
(2)	Primarily due to the expiration of a wholesale power contract with IID on April 30, 2002, partially offset by increased kWh sales to TNP.
(3)	Primarily due to increased available power as a result of the expiration of a wholesale power contract with IID and increased sales at Palo Verde due to transmission constraints.
(4)	Primarily due to the expiration of a wholesale power contract with IID on April 30, 2002 and decreased sales to CFE. These decreases were partially offset by increased demand charges to TNP.
(5)
Primarily due to decreased energy expenses that are passed through directly to Texas jurisdictional customers and certain wholesale customers partially offset by energy expenses that are now passed through to New Mexico jurisdictional customers with no comparable pass through last year.

(6)	Primarily due to a weaker power market in 2002 compared to the previous year.
(7)	Represents revenues with no related kWh sales.
(8)	Primarily due to decreased transmission sales.
(9)	Primarily due to increased demand charges from TNP and increased sales to CFE. These increases were partially offset by the expiration of a wholesale power contract with IID on April 30, 2002.
(10)	Primarily due to margins on swaps entered into with a large power marketer in 2000 in order to lock in a fixed price on certain power purchases with no comparable amount in the current period.

Other electric utility operations expense increased $2.7 million and $2.3 million for the three and six months ended June 30, 2002, respectively, compared to the same periods last year. These increases were primarily due to (i) increased OPEB costs resulting from a change in discount rate and escalation assumptions for medical costs; (ii) a reserve for a potential refund of transmission expenses and (iii) a litigation settlement. The increase for the six month period was partially offset by a decrease in customer accounts expense due to recording a reserve for a large customer in 2001 with no comparable amount in the current period.

Other electric utility operations expense increased $6.2 million for the twelve months ended June 30, 2002 compared to the same period last year. This increase was primarily due to (i) increased OPEB costs resulting from a change in discount rate and escalation assumptions for medical costs; (ii) litigation settlements and (iii) increased professional fees related to regulatory matters. These increases were partially offset by decreased expenses related to outside services for consulting and corporate restructuring.

Electric utility maintenance expense decreased $2.9 million, $2.7 million and $4.2 million for the three, six and twelve month periods ended June 30, 2002, respectively, compared to the same periods last year. The decrease was primarily due to scheduled maintenance outages in the prior periods and decreased costs related to a jointly owned transmission line operated by another utility.

Depreciation and amortization expense increased $0.2 million, $0.6 million and $1.2 million for the three, six and twelve months ended June 30, 2002, respectively, compared to the same periods last year primarily due to an increase in the depreciable plant balances.

Taxes other than income taxes remained relatively unchanged for the three months ended June 30, 2002, compared to the same period last year. Taxes other than income taxes increased $0.9 million and $2.0 million for the six and twelve months ended June 30, 2002, respectively, compared to the same periods last year primarily due to increases in Texas revenue related taxes. These increases were partially offset by a decrease in Arizona property taxes as a result of Arizona House Bill 2324 phasing in a decrease in assessed values beginning in 2001.

Other income (deductions) decreased $2.0 million, $2.1 million and $3.7 million for the three, six and twelve months ended June 30, 2002, respectively, compared to the same periods last year primarily due to a decrease of $2.0 million, $2.4 million and $4.3 million, respectively, in investment and interest income related to the decommissioning trust fund, the undercollection of Texas fuel revenues and cash investments.

Interest charges decreased $2.4 million, $5.1 million and $8.9 million for the three, six and twelve months ended June 30, 2002, respectively, compared to the same period last year primarily due to (i) a reduction in outstanding debt as a result of open market purchases and the maturity of certain of the Company’s first mortgage bonds; (ii) increased capitalized interest related to construction work in progress and (iii) decreased interest rates.

Income tax expense, excluding the tax effect of the extraordinary item, did not change significantly for the three months ended June 30, 2002 compared to the same period last year. Income tax expense, excluding the tax effect of the extraordinary item, decreased $7.7 million and $13.6 million for the six and twelve months ended June 30, 2002, respectively, compared to the same periods last year primarily due to changes in pretax income and certain permanent differences and adjustments including (i) a reduction to the Company’s estimate of contingent federal tax liability based upon discussions and agreed issues with taxing authorities related to the IRS examination of the Company’s 1996 through 1998 tax returns and (ii) deductions taken for abandoned transition costs.

Extraordinary loss on extinguishments of debt, net of income tax benefit, represents the payment of premiums on debt extinguishments and the recognition of unamortized issuance expenses on that debt.

The FASB has continued to issue additional guidance on SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” including providing revised guidance on FASB Derivatives Implementation Group (the “DIG”) Issue C15 “Scope Exceptions: Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forward Contracts in Electricity” on December 28, 2001. This revised guidance, which became effective on April 1, 2002, has not had a significant impact on the Company’s consolidated financial statements.

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 provides accounting guidance for retirement obligations, for which there is a legal obligation to settle, associated with tangible long-lived assets. SFAS No. 143 requires that asset retirement costs be capitalized as part of the cost of the related long-lived asset and such costs should be allocated to expense by using a systematic and rational method. SFAS No. 143 requires the initial measurement of the asset retirement obligation liability to be recorded at fair value and the use of an allocation approach for subsequent changes in the measurement of the liability. Upon adoption of SFAS No. 143, an entity will use a cumulative-effect adjustment to recognize transition amounts for any existing asset retirement obligation liability, asset retirement costs and accumulated depreciation net of amounts already provided in the financial statements for asset retirement costs under existing accounting policies. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management has not yet quantified the impact of adopting SFAS No. 143 on the Company’s consolidated financial statements.

Additionally, in April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections”. SFAS No. 145 rescinds SFAS No. 4 “Reporting Gains and Losses from Extinguishment of Debt” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effects. Upon adoption of SFAS No. 145, gains and losses from the extinguishment of debt will not be classified as an extraordinary item unless the debt extinguishment meets the unusual in nature and infrequent of occurrence criteria in APB Opinion No. 30 “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB No. 30”). SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria of APB No. 30. The Company has determined that all previously reported extraordinary items related to debt extinguishments will be included as a component of income before extraordinary item.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk due to changes in interest rates, equity prices and commodity prices. See the Company’s 2001 Form 10-K, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” for a complete discussion of the market risks faced by the Company and the Company’s market risk sensitive assets and liabilities. As of June 30, 2002, there have been no material changes in the market risks faced by the Company or the fair values of assets and liabilities disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Company’s 2001 Form 10-K.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The Company hereby incorporates by reference the information set forth in Part I of this report under Note E of Notes to Consolidated Financial Statements.

Item 4.    Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Company was held May 9, 2002. The total number of common shares outstanding was 50,288,779, of which 45,126,614 were represented in person or by proxy. The following directors were elected to hold office for a three-year term expiring at the annual meeting of shareholders of the Company to be held in 2005:

Director	Votes For	Votes Withheld
James Haines	44,039,704	1,086,910
Gary R. Hedrick	44,763,266	363,348
Kenneth R. Heitz	44,764,545	362,069
Michael K. Parks	44,713,752	412,862
Eric B. Siegel	44,764,582	362,032

The following director was elected to hold office for a one-year term expiring at the annual meeting of shareholders of the Company to be held in 2003:

Director	Votes For	Votes Withheld
James W. Harris	44,764,603	362,011

In addition to the individuals set forth above, the following individuals continued as directors following the meeting: Wilson K. Cadman, James A. Cardwell, James W. Cicconi, George W. Edwards, Jr., Ramiro Guzman, Patricia Z. Holland-Branch, Stephen Wertheimer, and Charles A. Yamarone.

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits: See Index to Exhibits incorporated herein by reference.

(b)    Reports on Form 8-K:

Date of Reports	Item Numbers	Financial Statements Required to be Filed
July 15, 2002	9	None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EL PASO ELECTRIC COMPANY

By:	/s/ TERRY BASSHAM
Terry Bassham Executive Vice President, Chief Financial and Administrative Officer (Duly Authorized Officer and Principal Financial Officer)

Dated: August 12, 2002

EL PASO ELECTRIC COMPANY

INDEX TO EXHIBITS

Exhibit Number	Exhibit
†10.07
Form of Directors’ Restricted Stock Award Agreement between the Company and certain directors of the Company. (Identical in all material respects to Exhibit 10.07 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

††10.08
Form of Directors’ Stock Option Agreements between the Company and certain directors of the Company. (Identical in all material respects to Exhibit 99.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)

10.09	Interconnection Agreement date as of May 23, 2002 between the Company and Public Service Company of New Mexico.
15	Letter re Unaudited Interim Financial Information

†
In lieu of non-employee director compensation, three agreements, dated as of July 1, 2002, substantially identical in all material respects to this Exhibit, have been entered into with Kenneth Heitz; Patricia Z. Holland-Branch; and Charles A. Yamarone; directors of the Company.

††
In lieu of non-employee director compensation, two agreements, dated as of July 1, 2002, substantially identical in all material respects to this Exhibit, have been entered into with Wilson Cadman and Kenneth Heitz; directors of the Company.