Form 10-Q
period 2002-09-30
EL PASO ELECTRIC CO /TX/
filed 2002-11-14
CIK 31978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES    ☒    NO    ☐

As of November 1, 2002, there were 49,879,372 shares of the Company’s no par value common stock outstanding.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

i

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30, 2002 (Unaudited)	December 31, 2001
ASSETS
(In thousands)

Utility plant:
Electric plant in service	$1,720,689	$1,708,908
Less accumulated depreciation and amortization	533,963	472,297

Net plant in service	1,186,726	1,236,611
Construction work in progress	121,365	86,802
Nuclear fuel; includes fuel in process of $5,375 and $11,356, respectively	78,508	74,004
Less accumulated amortization	38,795	33,177

Net nuclear fuel	39,713	40,827

Net utility plant	1,347,804	1,364,240

Current assets:
Cash and temporary investments	62,140	27,994
Accounts receivable, principally trade, net of allowance for doubtful accounts of $3,506 and $3,525, respectively	80,542	75,025
Accumulated deferred income taxes	37,401	39,299
Inventories, at cost	24,760	24,356
Undercollection of fuel revenues	2,666	26,797
Prepayments and other	11,441	9,741

Total current assets	218,950	203,212

Deferred charges and other assets:
Decommissioning trust funds	56,219	60,901
Undercollection of fuel revenues—noncurrent	15,147	—
Other	15,876	16,086

Total deferred charges and other assets	87,242	76,987

Total assets	$1,653,996	$1,644,439

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Continued)
	September 30, 2002 (Unaudited)	December 31, 2001
CAPITALIZATION AND LIABILITIES
(In thousands except for share data)

Capitalization:
Common stock, stated value $1 per share, 100,000,000 shares authorized, 62,387,646 and 61,982,963 shares issued, and 219,981 and 267,334 restricted shares, respectively	$62,608	$62,250
Capital in excess of stated value	262,200	257,891
Unearned compensation – restricted stock awards	(1,946)	(2,041)
Retained earnings	303,447	265,775
Accumulated other comprehensive income (loss), net of tax	(3,425)	752

	622,884	584,627
Treasury stock, 12,715,195 and 11,991,637 shares, respectively; at cost	(144,363)	(134,434)

Common stock equity	478,521	450,193
Long-term debt, net of current portion	588,685	590,925
Financing obligations, net of current portion	26,200	28,440

Total capitalization	1,093,406	1,069,558

Current liabilities:
Current portion of long-term debt and financing obligations	61,396	90,355
Accounts payable, principally trade	24,791	24,626
Taxes accrued other than federal income taxes	19,468	16,153
Interest accrued	14,124	16,860
Overcollection of fuel revenues	—	3,265
Other	18,595	16,502

Total current liabilities	138,374	167,761

Deferred credits and other liabilities:
Decommissioning liability	143,806	137,614
Accrued postretirement benefit liability	87,958	84,974
Accumulated deferred income taxes	123,316	116,850
Accrued pension liability	30,945	30,694
Other	36,191	36,988

Total deferred credits and other liabilities	422,216	407,120

Commitments and contingencies

Total capitalization and liabilities	$1,653,996	$1,644,439

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except for share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Electric utility operating revenues	$205,100	$209,466	$532,624	$603,983

Energy expenses:
Fuel	37,543	49,741	99,941	152,400
Purchased and interchanged power	33,682	23,809	78,907	74,957

	71,225	73,550	178,848	227,357

Electric utility operating revenues net of energy expenses	133,875	135,916	353,776	376,626

Energy services operations:
Operating revenues	968	1,016	3,663	3,001
Operating expenses	3,862	1,351	7,014	4,464

	(2,894)	(335)	(3,351)	(1,463)

Other electric utility operating expenses:
Other operations	38,389	34,948	105,409	99,640
Maintenance	10,367	8,996	32,851	34,177
Depreciation and amortization	22,715	22,432	67,724	66,831
Taxes other than income taxes	11,323	11,109	33,739	32,648

	82,794	77,485	239,723	233,296

Operating income	48,187	58,096	110,702	141,867

Other income (deductions):
Investment income (loss), net	(1,132)	747	(955)	3,354
Other, net	(751)	(482)	(1,685)	(1,735)

	(1,883)	265	(2,640)	1,619

Income before interest charges	46,304	58,361	108,062	143,486

Interest charges (credits):
Interest on long-term debt and financing obligations	13,581	15,419	41,465	48,113
Other interest	2,099	1,987	6,476	5,972
Interest capitalized	(1,373)	(1,175)	(4,332)	(3,471)

	14,307	16,231	43,609	50,614

Income before income taxes and extraordinary item	31,997	42,130	64,453	92,872
Income tax expense	12,494	16,336	24,696	36,214

Income before extraordinary item	19,503	25,794	39,757	56,658
Extraordinary loss on extinguishments of debt, net of income tax benefit	—	830	2,085	991

Net income	$19,503	$24,964	$37,672	$55,667

Basic earnings per share:
Income before extraordinary item	$0.39	$0.51	$0.79	$1.11
Extraordinary loss on extinguishments of debt, net of income tax benefit	—	0.02	0.04	0.02

Net income	$0.39	$0.49	$0.75	$1.09

Diluted earnings per share:
Income before extraordinary item	$0.39	$0.50	$0.79	$1.09
Extraordinary loss on extinguishments of debt, net of income tax benefit	—	0.02	0.04	0.02

Net income	$0.39	$0.48	$0.75	$1.07

Weighted average number of common shares outstanding	49,758,859	50,940,426	49,948,222	51,096,435

Weighted average number of common shares and dilutive potential common shares outstanding	50,217,145	51,798,263	50,499,629	52,033,643

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except for share data)

	Twelve Months Ended September 30,
	2002	2001
Electric utility operating revenues	$683,165	$782,552

Energy expenses:
Fuel	132,990	200,267
Purchased and interchanged power	89,537	89,613

	222,527	289,880

Electric utility operating revenues net of energy expenses	460,638	492,672

Energy services operations:
Operating revenues	15,843	5,162
Operating expenses	18,486	6,727

	(2,643)	(1,565)

Other electric utility operating expenses:
Other operations	142,209	134,680
Maintenance	44,683	46,622
Depreciation and amortization	90,355	89,168
Taxes other than income taxes	44,311	43,118

	321,558	313,588

Operating income	136,437	177,519

Other income (deductions):
Investment income (loss), net	(1,856)	4,130
Other, net	(1,526)	(1,879)

	(3,382)	2,251

Income before interest charges	133,055	179,770

Interest charges (credits):
Interest on long-term debt	56,254	64,909
Other interest	8,502	7,865
Interest capitalized	(5,584)	(4,464)

	59,172	68,310

Income before income taxes and extraordinary item	73,883	111,460
Income tax expense	24,906	43,804

Income before extraordinary item	48,977	67,656
Extraordinary loss on extinguishments of debt, net of income tax benefit	3,313	991

Net income	$45,664	$66,665

Basic earnings per share:
Income before extraordinary item	$0.98	$1.31
Extraordinary loss on extinguishments of debt, net of income tax benefit	0.07	0.02

Net income	$0.91	$1.29

Diluted earnings per share:
Income before extraordinary item	$0.97	$1.29
Extraordinary loss on extinguishments of debt, net of income tax benefit	0.07	0.02

Net income	$0.90	$1.27

Weighted average number of common shares outstanding	49,970,659	51,493,984

Weighted average number of common shares and dilutive potential common shares outstanding	50,582,519	52,437,756

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2002	2001	2002	2001	2002	2001
Net income	$19,503	$24,964	$37,672	$55,667	$45,664	$66,665
Other comprehensive loss:
Minimum pension liability adjustment	—	—	—	—	(824)	—
Net unrealized losses on marketable securities:

Net holding losses arising during period	(4,952)	(4,631)	(9,767)	(7,565)	(7,813)	(9,786)
Reclassification adjustments for net losses included in net income	1,954	589	3,379	1,169	5,299	1,528

	(2,998)	(4,042)	(6,388)	(6,396)	(2,514)	(8,258)

Income tax benefit related to items of other comprehensive loss:
Minimum pension liability adjustment	—	—	—	—	289	—
Net unrealized losses on marketable securities	990	1,396	2,211	2,220	898	2,872

	990	1,396	2,211	2,220	1,187	2,872

Other comprehensive loss, net of tax	(2,008)	(2,646)	(4,177)	(4,176)	(2,151)	(5,386)

Comprehensive income	$17,495	$22,318	$33,495	$51,491	$43,513	$61,279

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net income	$37,672	$55,667
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of electric plant in service	67,724	66,831
Amortization of nuclear fuel	13,613	12,737
Deferred income taxes, net	13,162	33,776
Extraordinary loss on extinguishments of debt, net of income tax benefit	2,085	991
Amortization and accretion of interest costs	7,372	7,098
Other operating activities	4,008	1,338
Change in:
Accounts receivable	(5,517)	(5,567)
Inventories	(404)	(218)
Net under/overcollection of fuel revenues	5,719	(4,635)
Prepayments and other	(1,700)	4,490
Accounts payable	165	(5,154)
Taxes accrued other than federal income taxes	3,315	719
Interest accrued	(2,736)	(360)
Other current liabilities	2,093	2,321
Deferred charges and credits	1,725	6,438

Net cash provided by operating activities	148,296	176,472

Cash flows from investing activities:
Cash additions to utility property, plant and equipment	(48,142)	(51,380)
Cash additions to nuclear fuel	(11,856)	(8,876)
Interest capitalized:
Utility property, plant and equipment	(4,078)	(3,103)
Nuclear fuel	(254)	(368)
Investment in decommissioning trust fund	(3,842)	(3,618)
Other investing activities	457	972

Net cash used for investing activities	(67,715)	(66,373)

Cash flows from financing activities:
Proceeds from exercise of stock options	2,006	5,244
Purchases of treasury stock	(9,929)	(28,302)
Repurchases of and payments on long-term debt	(36,422)	(68,780)
Pollution control bonds:
Proceeds	70,400	—
Payments	(70,400)	—
Nuclear fuel financing obligations:
Proceeds	13,633	10,868
Payments	(13,792)	(13,986)
Other financing activities	(1,931)	(451)

Net cash used for financing activities	(46,435)	(95,407)

Net increase in cash and temporary investments	34,146	14,692
Cash and temporary investments at beginning of period	27,994	11,344

Cash and temporary investments at end of period	$62,140	$26,036

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A.    Principles of Preparation

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Annual Report of El Paso Electric Company on Form 10-K for the year ended December 31, 2001 (the “2001 Form 10-K”). Capitalized terms used in this report and not defined herein have the meaning ascribed for such terms in the 2001 Form 10-K. In the opinion of management of the Company, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at September 30, 2002 and December 31, 2001; the results of its operations for the three, nine and twelve months ended September 30, 2002 and 2001; and its cash flows for the nine months ended September 30, 2002 and 2001. The results of operations for the three and nine months ended September 30, 2002 and the cash flows for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full calendar year.

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

Supplemental Cash Flow Disclosures (in thousands)

	Nine Months Ended September 30,
	2002	2001
Cash paid for:
Interest on long-term debt and financing obligations	$44,058	$47,315
Other interest	12	18
Income taxes	9,433	3,550

Non-cash investing and financing activities:
Grants of restricted shares of common stock	1,557	1,776
Remeasurements of employee stock options	240	—
Changes in federal deferred tax valuation allowance credited to capital in excess of stated value (1)	1,815	—

(1)	See Note G of Notes to Consolidated Financial Statements in the 2001 Form 10-K.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

B.    Regulation

For a full discussion of the Company’s regulatory matters, see Note B of Notes to Consolidated Financial Statements in the 2001 Form 10-K.

Federal Regulatory Matters

Federal Energy Regulatory Commission.    The Company is subject to regulation by FERC in certain matters, including rates for wholesale power sales, transmission of electric power and the issuance of securities. FERC is currently conducting an investigation into potential manipulation of prices for electricity in the western United States during 2000 and 2001. As part of its inquiry, FERC issued a data request concerning various trading strategies of sellers of wholesale electricity and/or ancillary services in the Western Systems Coordinating Council during 2000 and 2001. The Company was one of over 150 entities that received this request and, on May 22, 2002, responded by providing the FERC with information related to various trading strategies identified in two memoranda relating to Enron Power Marketing, Inc. (“EPMI”). On June 4, 2002, the FERC issued an order to show cause, which threatened to revoke the Company’s market based rate authority as a result of FERC’s determination that the May 22, 2002 response was inadequate. In order to remedy the stated inadequacy, the Company conducted an exhaustive review of all data in its possession and control and on June 14, 2002, provided a supplemental response to the FERC. On July 29, 2002, FERC informed the Company that the supplemental response satisfied the concerns raised by the June 4, 2002 show cause order.

On August 13, 2002, FERC formally initiated an investigation into the Company’s wholesale power trading in the western United States during 2000 and 2001. Depending on its findings, FERC may seek to revoke the Company’s market-based rate authority or order possible refunds or disgorgements. Intervenors in the proceeding include the California Attorney General, the California Independent System Operator, Pacific Gas & Electric, the cities of Burbank, California and Tacoma, Washington and others with similarly aligned interests. The Company’s revenue from economy sales in the western United States during 2000 and 2001 was approximately $100 million and net income from these sales after taxes and margin sharing was approximately $37 million. The Company has continued to fully cooperate with FERC’s investigation while preparing for a hearing which is currently scheduled for the second quarter of 2003. The Company is unable to predict the outcome of the proceeding, but the final effect of an adverse determination could be material to the Company’s financial position, results of operations and cash flows.

Widespread disclosures and publicity concerning transactions in the nation’s power markets during 2000 and 2001 have prompted other regulatory entities to commence investigations and seek documents and data from a large number of electric utilities, power marketing firms and other market participants. In addition to the FERC inquiry described above, the Company has received an informal request from the SEC for documents concerning “wash,” “round trip,” “credit wash,” or “sell/buyback” type transactions. On July 11, 2002, the Company received a subpoena from the Commodities Futures Trading Commission (“CFTC”) requesting documents. The subpoena appears to be similar in scope to the SEC’s request. Both requests appear to be substantially narrower in scope than FERC’s. The

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Company has fully complied with the data requests. Neither the SEC nor CFTC have taken action or requested any additional information from the Company since the initial request.

RTOs.    On December 15, 1999, the FERC approved its final rule (“Order 2000”) on Regional Transmission Organizations (“RTOs”). Order 2000 strongly encourages, but does not require, public utilities to form and join RTOs. Order 2000 also proposes RTO startup by December 15, 2001. The Company is an active participant in the development of WestConnect, formerly known as the Desert Southwest Transmission and Reliability Operator. The Company believes WestConnect will qualify as an RTO under Order 2000. The Company intends, subject to the resolution of outstanding issues, to participate in WestConnect. As a participating transmission owner, the Company would transfer operational authority of its transmission system to WestConnect. The WestConnect proposal was submitted to the FERC on October 15, 2000. On March 1, 2001, the WestConnect proposal was updated to inform the FERC that the start of WestConnect operations would be delayed. On October 10, 2002, FERC issued an order relative to WestConnect which approved certain aspects and mandated additional work. WestConnect will not be operational by January 1, 2003 as previously anticipated. Therefore, there is no reasonably foreseeable date for the Company’s participation in an RTO.

Texas Regulatory Matters

Deregulation.    The Texas Restructuring Law required most electric utilities to legally separate their power generation business from their transmission and distribution business when competition was instituted in most parts of Texas. In the Company’s case, however, the Texas Restructuring Law specifically recognized the benefits bargained for in its Texas Rate Stipulation and Texas Settlement Agreement, which exempted the Company’s Texas service area from retail competition, thereby preserving rates at their current levels until the end of the Freeze Period. At the end of the Freeze Period, the Company will generally be subject to the provisions of the law, including the institution of retail competition, and at that time will be permitted to recover nuclear decommissioning costs through a non-bypassable customer charge in its distribution rates, but will have no further claim for recovery of stranded costs. Stranded costs are the positive difference, if any, between the book value of electric generating assets, including long-term purchase power contracts, and the market value of those assets.

Fuel.    Although the Company’s base rates are frozen in Texas, pursuant to Texas Commission rules and the Texas Rate Stipulation, the Company can request adjustments to its fuel factor to more accurately reflect projected energy costs associated with the provision of electricity as well as seek recovery of past undercollections of fuel revenues.

In October 2001, the Texas Commission approved a unanimous settlement agreement (the “Texas Fuel Settlement”) between the Company and the parties which had intervened, including the City of El Paso, which increased the Texas fuel factor by $0.00308 per kWh. The Texas Fuel Settlement provided among other things for the surcharge of underrecovered fuel costs as of December 31, 2000 of approximately $15.0 million plus interest over an 18-month period. The fuel surcharge was implemented on an interim basis beginning with the first billing cycle in June 2001.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On July 1, 2002, the Company filed a petition with the Texas Commission to reconcile the Company’s fuel and purchased power expenses and associated revenues for the three-year period January 1, 1999 through December 31, 2001. This filing was made pursuant to Texas Commission rules, which require companies to submit a fuel reconciliation at least every three years. Among other things, the Company’s petition provided for (i) a reconciliation of the Company’s Texas jurisdictional eligible fuel costs for the period of $277.0 million and fuel factor revenues of $268.9 million; (ii) Palo Verde performance rewards of $21.6 million, including interest, for achieving a capacity factor of 89.8% and (iii) a request for authority to continue to collect the current interim fuel surcharge after November 2002 in order to recover its underrecovered fuel expense. The Company has previously agreed to contribute 50% of the Palo Verde performance rewards to fund programs for bill payment assistance and demand side management programs in the Texas service territory. The Texas Commission staff, local regulatory authorities such as the City of El Paso and customers are entitled to intervene in a fuel reconciliation proceeding and to challenge the prudence of fuel and purchased power expenses. Under the Texas Fuel Settlement, the Texas Commission has deemed the $21.6 million Palo Verde performance reward to be reconciled. The Company anticipates that it will take nine to twelve months to process its petition and receive a final order from the Texas Commission. Because of the length of time the reconciliation proceeding and subsequent collection of the underrecovered amount is expected to take, approximately $15.1 million of underrecovered fuel expense subject to the reconciliation proceeding has been classified as a non-current asset.

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

The amended New Mexico Restructuring Law prohibiting the separation of the Company’s generation activities from its transmission and distribution activities prior to September 1, 2005 may conflict with the Texas Restructuring Law requiring separation of those activities after the expiration of the Freeze Period in August 2005. The Company anticipates that it will make a filing before the New Mexico Commission in late 2004 requesting a solution to this potential conflict and approval to separate the Company’s generation activities from its transmission and distribution activities to allow the Company to restructure at the earliest time allowable.

In October 2002, Public Service Company of New Mexico (“PNM”) and the New Mexico Commission entered into a stipulated agreement whereby PNM and the consenting parties to the agreement would urge the state legislature to repeal the New Mexico Restructuring Law in the upcoming legislative session. It is anticipated that during the New Mexico state legislative session scheduled to begin in January 2003, a bill will be introduced to repeal the New Mexico Restructuring Law.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fuel.    The New Mexico Settlement Agreement entered into in October 1998 eliminated the then existing fuel factor of $0.01949 per kWh by incorporating it into frozen base rates. Accordingly, the Company was required to absorb any increases in fuel and purchased power expenses related to its New Mexico retail customers until new rates were implemented subsequent to the end of the rate freeze on April 30, 2001. The average fuel and purchased power expenses incurred for New Mexico jurisdictional customers exceeded this fuel factor by a substantial amount. Therefore, on April 23, 2001, the Company filed a petition with the New Mexico Commission proposing a settlement that would implement a new incremental fixed fuel factor effective June 15, 2001, while leaving the existing $0.01949 fuel factor as part of the still frozen base rates, and reinstate for a two-year period a fuel adjustment clause in lieu of a base rate increase (the “New Mexico Fuel Factor Agreement”). The New Mexico Commission entered its final order on January 8, 2002, implementing the New Mexico Fuel Factor Agreement and setting an incremental fixed fuel factor of $0.01501 per kWh.

Due to the decrease in gas prices since mid-2001, on February 12, 2002, the Company filed a petition with the New Mexico Commission for an incremental fuel factor decrease to $0.00420 per kWh. The New Mexico Commission issued an order approving that decrease on February 19, 2002. This new incremental fuel factor was implemented as of March 6, 2002.

At the end of the two-year Freeze Period, the Company is required to file a reconciliation of fuel revenues and expenses and file a base rate case to assure the reasonableness of its base rates at that point in time. The Company does not anticipate a material change in base rates in its New Mexico jurisdiction at that time, but is unable to predict with certainty the possible outcome of such a filing.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

C.    Palo Verde

For a full discussion of Palo Verde and other jointly-owned utility plants, see Note C of Notes to Consolidated Financial Statements in the 2001 Form 10-K.

Decommissioning.    Pursuant to the ANPP Participation Agreement and federal law, the Company must fund its share of the estimated costs to decommission Palo Verde Units 1, 2 and 3, including the Common Facilities, over their estimated useful lives of 40 years (to 2024, 2025 and 2027, respectively). The Company’s funding requirements are determined periodically based upon engineering cost estimates performed by outside engineers retained by APS. The Palo Verde Participants have approved the 2001 decommissioning study. The 2001 study determined that the Company will have to fund approximately $311.6 million (stated in 2001 dollars) to cover its share of decommissioning costs. The 2001 estimate reflects an 11.1% increase, or 3.3% per year, on average from the 1998 estimate primarily due to increases in estimated costs for site restoration at each unit, spent fuel storage after operations have ceased and for the Unit 2 steam generator storage. Although the 2001 study was based on the latest available information, there can be no assurance that decommissioning cost estimates will not continue to increase in the future or that regulatory requirements will not change. The Company’s decommissioning funding plan assumes an average annual increase in cost estimates of 3%.

In accordance with the ANPP Participation Agreement, as of December 31 of each year, the Company’s actual accumulations for each unit in the Company’s decommissioning funds must be at least equal to the funding floor amount. The funding floor amount is defined as 80% of the committed amount. In the event the actual accumulations for any unit are less than the funding floor amount as of December 31 of each year, the Company is required to make correcting deposits which are sufficient to ensure that the actual accumulations are equal to or greater than the committed amount. As a result of significant market value declines in its decommissioning funds, the Company expects that the actual accumulations may fall below the funding floor amount at December 31, 2002. This amount could change depending on the market conditions during the fourth quarter of 2002. The deficiencies below the current funding floor are approximately $7.1 million. The Company has up to four years to fund this deficiency.

Steam Generators.    Recently, APS discovered potential accelerated degradation in the tubes in Units’ 1 and 3 steam generators and has concluded that it may be economically desirable to replace those steam generators. While the analysis is not yet complete, and a final determination of whether Units 1 and 3 will require steam generator replacement to operate over their full licensed lives has not yet been made by all the participants, the Company and participants have approved the expenditure of $95.6 million for fabrication and delivery of one spare set of steam generators for use in either Unit 1 or 3. The Company’s portion for fabrication and delivery is $15.1 million, of which $3.9 million is projected to be incurred in 2002. The Company also anticipates a request in late 2002 for approval to spend $124.7 million for the installation and associated power uprate of this unit, of which $19.7 million is the Company’s portion. The Company also anticipates a request from APS in late 2002 for the approval to spend $237.4 million, of which $37.5 million is the Company’s portion for the fabrication, delivery and installation of another set of generators and associated power uprate.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Liability and Insurance Matters.    The Price-Anderson Act which provided for a system of financial protection for persons who may be injured and persons who may be liable for a nuclear incident was amended in 1988 to extend its term until August 1, 2002. On that date, the DOE’s authority to provide DOE indemnification in a contract expired. In September 2002, the U.S. House of Representatives and Senate energy bill conferees approved a reauthorization of the Price-Anderson Act. The measure, H.R. 4, would extend Price-Anderson coverage for an additional fifteen years. With negotiations on the energy policy legislation still underway, the Price-Anderson Act reauthorization must still be approved by the full House and Senate to take effect.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

D.    Common Stock

Common Stock Repurchase Program

The Company’s Board of Directors has previously approved three stock repurchase programs allowing the Company to purchase up to fifteen million of its outstanding shares of common stock. As of September 30, 2002, the Company had repurchased 12,644,929 shares of common stock under these programs for approximately $143.9 million, including commissions. Repurchased shares are available for issuance under employee benefit and stock option plans, or may be retired.

Reconciliation of Basic and Diluted Earnings Per Share

The reconciliation of basic and diluted earnings per share before extraordinary item is presented below:

	Three Months Ended September 30,
	2002			2001
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands)			(In thousands)
Basic earnings per share:
Income before extraordinary item	$19,503	49,758,859	$0.39	$25,794	50,940,426	$0.51

Effect of dilutive securities:
Unvested restricted stock	—	89,378		—	79,769
Stock options	—	368,908		—	778,068

Diluted earnings per share:
Income before extraordinary item	$19,503	50,217,145	$0.39	$25,794	51,798,263	$0.50

	Nine Months Ended September 30,
	2002			2001
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands)			(In thousands)
Basic earnings per share:
Income before extraordinary item	$39,757	49,948,222	$0.79	$56,658	51,096,435	$1.11

Effect of dilutive securities:
Unvested restricted stock	—	67,022		—	53,588
Stock options	—	484,385		—	883,620

Diluted earnings per share:
Income before extraordinary item	$39,757	50,499,629	$0.79	$56,658	52,033,643	$1.09

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Twelve Months Ended September 30,
	2002			2001
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands)			(In thousands)
Basic earnings per share:
Income before extraordinary item	$48,977	49,970,659	$0.98	$67,656	51,493,984	$1.31

Effect of dilutive securities:
Unvested restricted stock	—	76,502		—	60,536
Stock options	—	535,358		—	883,236

Diluted earnings per share:
Income before extraordinary item	$48,977	50,582,519	$0.97	$67,656	52,437,756	$1.29

Options excluded from the computation of diluted earnings per share because the exercise price was greater than the average market price for the periods presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2002	2001	2002	2001	2002	2001
Options	1,113,203	152,219	1,113,203	307,267	1,113,203	307,267
Exercise price range	$12.60–$15.99	$14.60–$15.99	$12.60–$15.99	$12.60–$15.99	$12.60–$15.99	$12.60–$15.99

E.    Long-Term Debt and Financing Obligations

On August 1, 2002, the Company issued two series of pollution control bonds in the amounts of $37.1 million and $33.3 million to replace two series of bonds due November 1, 2013 and December 1, 2014. The new bonds are due May 1, 2037 and June 1, 2032, and were issued with a fixed interest rate of 6.25% and 6.375%, respectively. These interest rates are fixed until August 1, 2005, which is the date the bonds are due to be remarketed.

F.    Commitments, Contingencies and Uncertainties

For a full discussion of commitments and contingencies, see Note H of Notes to Consolidated Financial Statements in the 2001 Form 10-K. In addition, see Notes B and C above and Note C of Notes to Consolidated Financial Statements in the 2001 Form 10-K regarding matters related to regulation, Palo Verde, including decommissioning, spent fuel storage, disposal of low-level radioactive waste and liability and insurance matters.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Power Contracts

The Company has not entered into any new financially significant open contracts or power exchange agreements other than those discussed in the Company’s 2001 Form 10-K.

Environmental Matters

The Company is subject to regulation with respect to air, soil and water quality, solid waste disposal and other environmental matters by federal, state, tribal and local authorities. Those authorities govern current facility operations and involve continuing jurisdiction over facility modifications. Failure to comply with these environmental regulatory requirements could result in actions by regulatory agencies or other authorities resulting in administrative, civil, and/or criminal penalties for the Company. In addition, environmental laws and regulations can change rapidly and are often difficult to predict. While the Company strives to prepare for and implement changes necessary to comply with changing environmental regulations, substantial expenditures may be required for the Company to comply with such regulations in the future.

The Company analyzes the costs of its obligations arising from environmental matters on an ongoing basis and makes adequate provisions in its financial statements to meet such obligations. Currently, the Company has no significant provisions for environmental remediation obligations. However, unforeseen expenses associated with environmental compliance could have a material adverse effect on the future operations and financial condition of the Company. The Company is not under any environmental investigation by the Environmental Protection Agency, the Texas Natural Resources Conservation Commission or the New Mexico Environment Department. In addition, the Company has not been named as a Potentially Responsible Party at any active or pending site pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980.

The following are expenditures incurred by the Company for the three, nine and twelve months ended September 30, 2002 and 2001 for complying with federal environmental statutes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2002	2001	2002	2001	2002	2001
Clean Air Act	$91	$201	$506	$435	$789	$736
Federal Clean Water Act	91	53	214	151	344	329

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

MiraSol Warranty Obligations

MiraSol is an energy services subsidiary which offered a variety of services to reduce energy use and/or lower energy costs. MiraSol was not a power marketer. On July 19, 2002, all marketing activities of MiraSol ceased. MiraSol remains a going concern in order to satisfy current contracts and warranty and service obligations on previously installed projects. Management of MiraSol is undertaking an assessment of all projects for potential warranty obligations. As part of the assessment, several discussions have been held with a large customer on a $5.6 million generator project. Two warranty issues associated with the project have been identified, and management has contracted with a third party to address the warranty claims. A reserve for those warranty claims of $2.0 million has been recorded. While no additional probable warranty liabilities have been identified at this time, if it is determined at a future date that MiraSol has further obligations to this customer or any other customer, and contributions from MiraSol, its subcontractors or any other third party are insufficient to honor the warranty obligations, the Company intends to honor any such warranty obligations after making appropriate regulatory filings, if any.

Customer Information System

In July 2002, the Company suspended work on its Customer Information System (“CIS”) project to perform an assessment of the project and of alternatives to completion of the project. This assessment includes analyzing the continuing changes in the billing requirements as a result of deregulation and the impact the potential delays in the implementation of deregulation may have on the Company and the associated billing requirements. As of September 30, 2002, the Company has capitalized $15.5 million on the CIS project. If, as a result of this assessment, any portion of the amounts that have been capitalized to date to implement a new CIS system are deemed impaired, the Company would recognize an impairment charge against income in the period they are identified and the effect on the Company’s financial results could be material. Management expects to complete its assessment during 2003 when a greater degree of certainty exists regarding the implementation of deregulation in the Company’s service area.

G.    Litigation

The Company is a party to various claims, legal actions and complaints. In many of these matters, the Company has excess casualty liability insurance that covers the various claims, actions and complaints. Based upon a review of these claims and applicable insurance coverage, the Company believes that none of these claims will have a material adverse effect on the financial position, results of operations and cash flows of the Company. Additionally, see Note B above for a discussion of the proceedings with the Company’s state and federal regulatory authorities.

Independent Accountants’ Review Report

The Shareholders and the Board of Directors
El Paso Electric Company:

We have reviewed the accompanying condensed consolidated balance sheet of El Paso Electric Company and subsidiary (the Company) as of September 30, 2002, the related condensed consolidated statements of operations and comprehensive operations for the three months, nine months and twelve months ended September 30, 2002 and 2001, and the related condensed consolidated statements of cash flows for the nine months ended September 30, 2002 and 2001. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of El Paso Electric Company and subsidiary as of December 31, 2001, and the related consolidated statements of operations, comprehensive operations, changes in common stock equity, and cash flows for the year then ended (not presented herein); and in our report dated March 11, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

El Paso, Texas
November 1, 2002

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this Item 2 updates, and should be read in conjunction with, the information set forth in Part II, Item 7 of the Company’s 2001 Form 10-K.

Statements in this document, other than statements of historical information, are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, as well as other oral and written forward-looking statements made by or on behalf of the Company from time to time, including statements contained in the Company’s filings with the Securities and Exchange Commission and its reports to shareholders, involve known and unknown risks and other factors which may cause the Company’s actual results in future periods to differ materially from those expressed in any forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: (i) increased prices for fuel and purchased power; (ii) the possibility that regulators may not permit the Company to pass through all such increased costs to customers; (iii) fluctuations in wholesale margins due to uncertainty in the wholesale power market; (iv) unanticipated increased costs associated with scheduled and unscheduled outages; (v) the cost of replacing steam generators and other unexpected costs at Palo Verde; (vi) the costs of legal defense and possible refunds or disgorgements which may accrue as the result of ongoing FERC proceedings; and (vii) other factors discussed below under the headings “Summary of Critical Accounting Policies and Estimates,” “Overview” and “Liquidity and Capital Resources.” The Company’s filings are available from the Securities and Exchange Commission or may be obtained upon request from the Company. Any such forward-looking statement is qualified by reference to these risks and factors. The Company cautions that these risks and factors are not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company except as required by law.

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

The Company faces a number of risks and challenges that could negatively impact its operations and financial results. The most significant of these risks and challenges are the deregulation of the electric utility industry, the possibility of increased costs, especially from Palo Verde, the Company’s relatively high level of debt and costs, expenses or judgments related to the FERC proceedings.

The electric utility industry in general and the Company in particular are facing significant challenges and increased competition as a result of changes in federal provisions relating to third-party transmission services and independent power production, as well as changes in state laws and regulatory provisions relating to wholesale and retail service. In 1999, both Texas and New Mexico passed industry deregulation legislation requiring the Company to separate its transmission and distribution functions, which will remain regulated, from its power generation and energy services businesses, which will operate in a competitive market in the future. New Mexico subsequently amended its deregulation law to delay the implementation date. It is anticipated that during the New Mexico state legislative session scheduled to begin January 2003, a bill will be introduced to repeal the New Mexico Restructuring Law. While the Company is not subject to deregulation in Texas and New Mexico until 2005 and 2007, respectively, the potential effects of competition in the power generation and energy services markets, remain important to the Company. There can be no assurance that the deregulation of the power generation market will not adversely affect the future operations, cash flows and financial condition of the Company.

The changing regulatory environment and the advent of unregulated power production have created a substantial risk that the Company will lose important customers. The Company’s wholesale and large retail customers already have, in varying degrees, additional alternate sources of economical power, including co-generation of electric power. Historically, the Company has lost certain large retail customers to self generation and/or co-generation and seen reductions in wholesale sales due to new sources of generation. PNM is near completion of its Afton generation plant outside Las Cruces, New Mexico. The estimated commercial service date of this plant is the fourth quarter of 2002. If the Company loses a significant portion of its retail customer base or wholesale sales, the Company may not be able to replace such revenues through either the addition of new customers or an increase in rates to remaining customers.

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

Currently, the FERC is conducting an investigation into potential manipulation of prices for electricity in the western United States during 2000 and 2001. As part of its inquiry, FERC issued a data request concerning various trading strategies of sellers of wholesale electricity and/or ancillary services in the Western Systems Coordinating Council during 2000 and 2001. The Company was one of over 150 entities that received this request and, on May 22, 2002, responded by providing the FERC with information related to various trading strategies identified in two memoranda relating to EPMI. On June 4, 2002, the FERC issued an order to show cause, which threatened to revoke the Company’s market based rate authority as a result of FERC’s determination that the May 22, 2002 response was inadequate. In order to remedy the stated inadequacy, the Company conducted an exhaustive review of all data in its possession and control and on June 14, 2002, provided a supplemental response to the FERC. On July 29, 2002, FERC informed the Company that the supplemental response satisfied the concerns raised by the June 4, 2002 show cause order.

On August 13, 2002, FERC formally initiated an investigation into the Company’s wholesale power trading in the western United States during 2000 and 2001. Depending on its findings, FERC may seek to revoke the Company’s market-based rate authority or order possible refunds or disgorgements. Intervenors in the proceeding include the California Attorney General, the California Independent System Operator, Pacific Gas & Electric, the cities of Burbank, California and Tacoma, Washington and others with similarly aligned interests. The Company’s revenue from economy sales in the western United States during 2000 and 2001 was approximately $100 million and net income from these sales after taxes and margin sharing was approximately $37 million. The Company has continued to fully cooperate with FERC’s investigation while preparing for a hearing which is currently scheduled for the second quarter of 2003. The Company is unable to predict the outcome of the proceeding, but the financial effect of an adverse determination could be material to the Company’s financial position, results of operations and cash flows.

Widespread disclosures and publicity concerning transactions in the nation’s power markets during 2000 and 2001 have prompted other regulatory entities to commence investigations and seek documents and data from a large number of electric utilities, power marketing firms and other market participants. In addition to the FERC inquiry described above, the Company has received an informal request from the SEC for documents concerning “wash,” “round trip,” “credit wash,” or “sell/buyback” type transactions. On July 11, 2002, the Company received a subpoena from the CFTC requesting documents. The subpoena appears to be similar in scope to the SEC’s request. Both requests appear to be substantially narrower in scope than FERC’s. The Company has fully complied with the data requests. Neither the SEC nor CFTC have taken action or requested any additional information from the Company since the initial request.

MiraSol is an energy services subsidiary which offered a variety of services to reduce energy use and/or lower energy costs. MiraSol was not a power marketer. On July 19, 2002, all marketing activities of MiraSol ceased. MiraSol remains a going concern in order to satisfy current contracts and warranty and service obligations on previously installed projects. Management of MiraSol is undertaking an assessment of all projects for potential warranty obligations. As part of the assessment, several discussions have been held with a large customer on a $5.6 million generator project. Two warranty issues associated with the project have been identified, and management has contracted with a third party to address the warranty claims. A reserve for those warranty claims of $2.0 million has been recorded. While no additional probable warranty liabilities have been identified at this time, if it is determined at a future date that MiraSol has further obligations to this customer or any other customer, and contributions from MiraSol, its subcontractors or any other third party are insufficient to honor the warranty obligations, the Company intends to honor any such warranty obligations after making appropriate regulatory filings, if any.

In July 2002, the Company suspended work on its CIS project to perform an assessment of the project and of alternatives to completion of the project. This assessment includes analyzing the continuing changes in the billing requirements as a result of deregulation and the impact the potential delays in the implementation of deregulation may have on the Company and the associated billing requirements. As of September 30, 2002, the Company has capitalized $15.5 million on the CIS project. If, as a result of this assessment, any portion of the amounts that have been capitalized to date to implement a new CIS system are deemed impaired, the Company would recognize an impairment charge against income in the period they are identified and the effect on the Company’s financial results could be material. Management expects to complete its assessment during 2003 when a greater degree of certainty exists regarding the implementation of deregulation in the Company’s service area.

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

During the twelve months ended September 30, 2002 and 2001, the Company utilized $98.5 million and $133.7 million, respectively, of federal tax loss carryforwards. The Company anticipates that existing federal tax loss carryforwards will be fully utilized in 2003 and after that date the Company’s cash flow requirements are expected to include greater amounts of cash for income taxes than has existed in recent years.

As of September 30, 2002, cash and temporary investments totaled $62.1 million, an increase of $34.1 million from the December 31, 2001 balance of $28.0 million. The Company also has a $100 million revolving credit facility, which provides up to $70 million for nuclear fuel purchases. Any amounts not borrowed for nuclear fuel purchases may be borrowed by the Company for working capital needs. In January 2002, the revolving credit facility was renewed for a three-year term. At September 30, 2002, approximately $48.1 million had been drawn for nuclear fuel purchases. No amounts are currently outstanding on this facility for working capital needs.

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

The Company has significantly reduced its long-term debt since its emergence from bankruptcy in 1996. From June 1, 1996 through November 1, 2002, the Company repurchased and repaid approximately $511.1 million of first mortgage bonds, with internally generated cash as part of a deleveraging program. No first mortgage bonds were repurchased during the third quarter of 2002. The Company also anticipates redeeming the remaining $39.4 million of Series C First Mortgage Bonds at their maturity in February 2003 with cash on hand. Common stock equity as a percentage of capitalization, including current portion of long-term debt and financing obligations, has increased from 19% at June 30, 1996 to 41% at September 30, 2002.

On August 1, 2002, the Company issued two series of pollution control bonds in the amounts of $37.1 million and $33.3 million to replace two series of bonds due November 1, 2013 and December 1, 2014. The new bonds are due May 1, 2037 and June 1, 2032, and were issued with a fixed interest rate of 6.25% and 6.375%, respectively. These interest rates are fixed until August 1, 2005, which is the date the bonds are due to be remarketed.

The Company continues to believe that the orderly reduction of debt with a goal of achieving a capital structure that is more typical in the electric utility industry is a significant component of long-term shareholder value creation. Accordingly, the Company will regularly evaluate market conditions and, when appropriate, may use a portion of its available cash to reduce its fixed obligations through open market purchases of first mortgage bonds.

The degree to which the Company is leveraged could have important consequences for the Company’s liquidity, including (i) the Company’s ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate or other purposes could be limited in the future and (ii) the Company’s higher than average leverage may place the Company at a competitive disadvantage by limiting its financial flexibility to respond to the demands of the competitive market and make it more vulnerable to adverse economic or business changes.

The Company’s Board of Directors previously approved three stock repurchase programs allowing the Company to purchase up to fifteen million of its outstanding shares of common stock. As of November 1, 2002, the Company had repurchased 12,660,429 shares of common stock under these programs for approximately $144.0 million, including commissions. The Company expects to continue to make purchases primarily in the open market at prevailing prices and will also engage in private transactions, as appropriate. Any repurchased shares will be available for issuance under employee benefit and stock option plans, or may be retired.

In accordance with the ANPP Participation Agreement, as of December 31 of each year, the Company’s actual accumulations for each unit in the Company’s decommissioning funds must be at least equal to the funding floor amount. The funding floor amount is defined as 80% of the committed amount. In the event the actual accumulations for any unit are less than the funding floor amount as of December 31 of each year, the Company is required to make correcting deposits which are sufficient to ensure that the actual accumulations are equal to or greater than the committed amount. As a result of significant market value declines in its decommissioning funds, the Company expects that the actual accumulations may fall below the funding floor amount at December 31, 2002. This amount could change depending on the market conditions during the fourth quarter of 2002. The deficiencies below the current funding floor are approximately $7.1 million. The Company has up to four years to fund this deficiency.

Historical Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2002	2001	2002	2001	2002	2001
Net income (in millions)	$19.5	$25.0	$37.7	$55.7	$45.7	$66.7
Diluted earnings per share	0.39	0.48	0.75	1.07	0.90	1.27

Net income for the three months ended September 30, 2002 decreased $5.5 million, or $0.09 diluted earnings per share, compared to the same period last year. This decrease resulted partially from decreased demand charges related to wholesales sales, increased regulatory expense, decreased economy sales margins due to the significantly lower wholesale prices in the western United States power markets and a reserve for MiraSol warranty claims. This decrease in earnings was partially offset by retail sales growth in the Company’s west Texas and southern New Mexico retail service territory.

Net income for the nine and twelve months ended September 30, 2002 decreased $18.0 million and $21.0 million or $0.32 and $0.37 diluted earnings per share, respectively, compared to the same periods a year ago. The decrease in diluted earnings per share is primarily attributable to the decreased economy sales margins related to the significantly reduced wholesale prices in the western United States power markets, the decreased demand charges related to wholesale sales, decreased sales to CFE and decreased investment income. These decreases were partially offset by the recovery of energy expenses in New Mexico that were not recovered in early 2001, retail sales growth in the Company’s west Texas and southern New Mexico retail service territory and decreased interest expense on long-term debt.

Electric utility operating revenues net of energy expenses decreased $2.0 million, $22.9 million and $32.0 million for the three, nine and twelve months ended September 30, 2002, respectively, compared to the same periods last year, primarily due to decreased economy sales margins and decreased demand charges related to wholesale sales. These decreases were partially offset by the recovery of energy expenses in New Mexico beginning in July 2001 that were not recovered in the prior periods for the nine and twelve months ended, and by retail sales growth in the Company’s west Texas and southern New Mexico retail service territory.

Comparisons of kWh sales and electric utility operating revenues are shown below (in thousands):

			Increase (Decrease)
Three Months Ended September 30:	2002	2001	Amount	Percent
Electric kWh sales:
Retail	1,907,541	1,830,696	76,845	4.2%	(1)
Sales for resale	221,865	480,717	(258,852)	(53.8)	(2)
Economy sales	526,511	173,762	352,749	203.0	(3)

Total	2,655,917	2,485,175	170,742	6.9

Operating revenues:
Base revenues:
Retail	$133,874	$127,471	$6,403	5.0%	(4)
Sales for resale	6,438	20,262	(13,824)	(68.2)	(5)

Total base revenues	140,312	147,733	(7,421)	(5.0)

Fuel revenues	45,439	44,653	786	1.8	(6)
Economy sales	17,618	15,069	2,549	16.9	(3)
Other (7)	1,731	2,011	(280)	(13.9)

Total operating revenues	$205,100	$209,466	$(4,366)	(2.1)

			Increase (Decrease)
Nine Months Ended September 30:	2002	2001	Amount	Percent
Electric kWh sales:
Retail	4,915,933	4,795,357	120,576	2.5%
Sales for resale	827,778	1,186,639	(358,861)	(30.2)	(2)
Economy sales	1,138,730	802,614	336,116	41.9	(3)

Total	6,882,441	6,784,610	97,831	1.4

Operating revenues:
Base revenues:
Retail	$344,577	$333,985	$10,592	3.2%
Sales for resale	27,110	43,649	(16,539)	(37.9)	(5)

Total base revenues	371,687	377,634	(5,947)	(1.6)

Fuel revenues	122,034	129,230	(7,196)	(5.6)	(8)
Economy sales	33,600	89,799	(56,199)	(62.6)	(9)
Other (7)	5,303	7,320	(2,017)	(27.6)	(10)

Total operating revenues	$532,624	$603,983	$(71,359)	(11.8)

			Increase (Decrease)
Twelve Months Ended September 30:	2002	2001	Amount	Percent
Electric kWh sales:
Retail	6,339,048	6,193,398	145,650	2.4%
Sales for resale	1,101,522	1,503,501	(401,979)	(26.7)	(2)
Economy sales	1,266,030	1,221,072	44,958	3.7

Total	8,706,600	8,917,971	(211,371)	(2.4)

Operating revenues:
Base revenues:
Retail	$445,867	$434,295	$11,572	2.7%
Sales for resale	36,340	53,085	(16,745)	(31.5)	(5)

Total base revenues	482,207	487,380	(5,173)	(1.1)

Fuel revenues	157,140	160,658	(3,518)	(2.2)
Economy sales	36,253	125,272	(89,019)	(71.1)	(9)
Other (7)	7,565	9,242	(1,677)	(18.1)	(10)

Total operating revenues	$683,165	$782,552	$(99,387)	(12.7)

(1)	Primarily due to increased kWh sales to Texas and New Mexico residential customers and other sales to public authorities in Texas.
(2)	Primarily due to the expiration of a wholesale power contract with IID on April 30, 2002 and decreased sales to CFE, partially offset by increased kWh sales to TNP.
(3)
Primarily due to increased available power as a result of the expiration of a wholesale power contract with IID and increased sales at Palo Verde due to transmission constraints. The increase in kWh sales impact was substantially offset by decreased economy sales prices.

(4)	Primarily due to increased kWh sales to residential customers in Texas and New Mexico.
(5)	Primarily due to the expiration of a wholesale power contract with IID on April 30, 2002 and decreased sales to CFE. These decreases were partially offset by increased demand charges to TNP.
(6)	Primarily due to increased kWh sales to Texas jurisdictional customers and TNP, partially offset by decreased kWh sales to IID and CFE.
(7)	Represents revenues with no related kWh sales.
(8)
Primarily due to decreased kWh sales to IID and CFE, decreased energy expenses that are passed through directly to Texas jurisdictional customers and certain wholesale customers, partially offset by energy expenses that were passed through to New Mexico jurisdictional customers beginning in June 2001.

(9)	Primarily due to a weaker power market in 2002 compared to the previous year.
(10)	Primarily due to decreased transmission sales.

Energy services operations decreased $2.6 million, $1.9 million and $1.1 million for the three, nine and twelve months ended September 30, 2002, respectively, compared to the same periods last year, primarily due to the $2.0 million warranty reserve recorded by the Company in the third quarter of 2002 and the cessation of additional marketing activities and sales.

Other electric utility operations expense increased $3.4 million for the three months ended September 30, 2002, compared to the same period last year. This increase was primarily due to increased professional fees related to regulatory matters and increased Palo Verde pension and benefit costs due to early retirements and losses in pension fund investment portfolios.

Other electric utility operations expense increased $5.8 million for the nine months ended September 30, 2002, compared to the same period last year. This increase was primarily due to (i) increased professional fees related to regulatory matters; (ii) increased Palo Verde pension and benefit costs due to early retirements and losses in pension fund investment portfolios and (iii) litigation settlements. The increase for the nine month period was partially offset by a decrease in customer accounts expense due to recording a reserve for a large customer in 2001 with no comparable amount in the current period.

Other electric utility operations expense increased $7.5 million for the twelve months ended September 30, 2002 compared to the same period last year. This increase was primarily due to (i) increased professional fees related to regulatory matters; (ii) increased Palo Verde pension and benefit costs due to early retirements and losses in pension fund investment portfolios and (iii) litigation settlements.

Electric utility maintenance expense increased $1.4 million for the three months ended September 30, 2002, compared to the same period last year, primarily due to scheduled maintenance outages at Palo Verde.

Electric utility maintenance expense decreased $1.3 million and $1.9 million for the nine and twelve month periods ended September 30, 2002, respectively, compared to the same periods last year. The decrease was primarily due to scheduled maintenance outages at Company-owned generating plants in the prior periods, partially offset by scheduled maintenance outages at Palo Verde in the current periods.

Depreciation and amortization expense increased $0.3 million, $0.9 million and $1.2 million for the three, nine and twelve months ended September 30, 2002, respectively, compared to the same periods last year primarily due to an increase in the depreciable plant balances.

Taxes other than income taxes increased $0.2 million, $1.1 million and $1.2 million for the three, nine and twelve months ended September 30, 2002, respectively, compared to the same periods last year primarily due to increases in Texas revenue related taxes. These increases were partially offset by a phasing in of decreases in Arizona property taxes.

Other income (deductions) decreased $2.1 million, $4.3 million and $5.6 million for the three, nine and twelve months ended September 30, 2002, respectively, compared to the same periods last year primarily due to a decrease of $1.9 million, $4.3 million and $6.0 million, respectively, in investment and interest income related to the decommissioning trust fund, the undercollection of Texas fuel revenues and cash investments.

Interest charges decreased $1.9 million, $7.0 million and $9.1 million for the three, nine and twelve months ended September 30, 2002, respectively, compared to the same period last year primarily due to (i) a reduction in outstanding debt as a result of open market purchases of the Company’s first mortgage bonds; (ii) increased capitalized interest related to construction work in progress and (iii) decreased interest rates.

Income tax expense, excluding the tax effect of the extraordinary item, decreased $3.8 million, $11.5 million and $18.9 million for the three, nine and twelve months ended September 30, 2002, respectively, compared to the same periods last year, primarily due to changes in pretax income and certain permanent differences and adjustments including (i) a reduction to the Company’s estimate of contingent federal tax liability related to the IRS examination of the Company’s 1996 through 1998 tax returns and (ii) deductions taken for abandoned transition costs.

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

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 provides accounting guidance for retirement obligations, for which there is a legal obligation, associated with tangible long-lived assets. SFAS No. 143 requires that asset retirement costs be capitalized as part of the cost of the related long-lived asset and such costs should be allocated to expense by using a systematic and rational method. SFAS No. 143 requires the initial measurement of the asset retirement obligation liability to be recorded at fair value and the use of an allocation approach for subsequent changes in the measurement of the liability. Under SFAS No. 143, the increase in the asset retirement obligation liability due to the passage of time is classified as an operating item. Under the Company’s current methodology, the accretion of this liability is recorded as a component of interest expense. Upon adoption of SFAS No. 143, an entity will use a cumulative-effect adjustment to recognize transition amounts for any existing asset retirement obligation liability, asset retirement costs and accumulated depreciation net of amounts already provided in the financial statements for asset retirement costs under existing accounting policies. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management has not yet quantified the impact of adopting SFAS No. 143 on the Company’s consolidated financial statements.

Additionally, in April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections”. SFAS No. 145 rescinds SFAS No. 4 “Reporting Gains and Losses from Extinguishment of Debt” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effects. Upon adoption of SFAS No. 145, gains and losses from the extinguishment of debt will not be classified as an extraordinary item unless the debt extinguishment meets the unusual in nature and infrequent of occurrence criteria in APB Opinion No. 30 “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB No. 30”). SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria of APB No. 30. The Company has determined that all previously reported extraordinary items related to debt extinguishments will be included as a component of income before extraordinary item. The Company anticipates adopting this standard in the first quarter of 2003.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk due to changes in interest rates, equity prices and commodity prices. See the Company’s 2001 Form 10-K, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” for a complete discussion of the market risks faced by the Company and the Company’s market risk sensitive assets and liabilities. As of September 30, 2002, there have been no material changes in the market risks faced by the Company or the fair values of assets and liabilities disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Company’s 2001 Form 10-K.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures.    Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of November 11, 2002 (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and the Company’s consolidated subsidiary would be made known to them by others within those entities.

Changes in internal controls.    There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

The Company hereby incorporates by reference the information set forth in Part I of this report under Notes B and G of Notes to Consolidated Financial Statements.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits: See Index to Exhibits incorporated herein by reference.

(b)	Reports on Form 8-K:

Date of Reports	Item Numbers	Financial Statements Required to be Filed
August 12, 2002	9	None
August 16, 2002	9	None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EL PASO ELECTRIC COMPANY

By:	/s/ Terry Bassham
Terry Bassham Executive Vice President, Chief Financial and Administrative Officer (Duly Authorized Officer and Principal Financial Officer)

Dated:    November 13, 2002

CERTIFICATIONS

I, Gary R. Hedrick, President and Chief Executive Officer, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of El Paso Electric Company;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

EL PASO ELECTRIC COMPANY

By:	/s/ GARY R. HEDRICK
Gary R. Hedrick President and Chief Executive Officer (Principal Executive Officer)

Dated:  November 13, 2002

I, Terry Bassham, Executive Vice President, Chief Financial and Administrative Officer, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of El Paso Electric Company;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

EL PASO ELECTRIC COMPANY

By:	/s/ TERRY BASSHAM
Terry Bassham Executive Vice President, Chief Financial and Administrative Officer (Duly Authorized Officer and Principal Financial Officer)

Dated:  November 13, 2002

EL PASO ELECTRIC COMPANY

INDEX TO EXHIBITS

Exhibit Number	Exhibit

4.22
Ordinance No. 2002-1134 adopted by the City Council of Farmington, New Mexico on July 9, 2002 authorizing and providing for the issuance by the City of Farmington, New Mexico of $33,300,000 principal amount of its Pollution Control Revenue Refunding Bonds, 2002 Series A (El Paso Electric Company Four Corners Project).

4.23	Tender Agreement dated August 1, 2002, between the Company and Salomon Smith Barney Inc. relating to the Pollution Control Bonds referred to in Exhibit 4.22.

4.24	Remarketing Agreement dated August 1, 2002, between the Company and Salomon Smith Barney Inc., relating to the Pollution Control Bonds referred to in Exhibit 4.22.

4.25	Amended and Restated Installment Sale Agreement dated August 1, 2002, between the Company and the City of Farmington, New Mexico, relating to the Pollution Control Bonds referred to in Exhibit 4.22.

4.26
Indenture of Trust dated August 1, 2002, between Maricopa County, Arizona Pollution Control Corporation and JPMorgan Chase Bank, as trustee, relating to $37,100,000 principal amount of Maricopa County, Arizona Pollution Control Refunding Revenue Bonds, 2002 Series A (El Paso Electric Company Palo Verde Project).

4.27	Loan Agreement dated August 1, 2002, between Maricopa County, Arizona Pollution Control Corporation and the Company, relating to the Pollution Control Bonds referred to in Exhibit 4.26.

4.28	Remarketing Agreement dated August 1, 2002, between the Company and Salomon Smith Barney Inc., relating to the Pollution Control Bonds referred to in Exhibit 4.26.

4.29	Tender Agreement dated August 1, 2002, between the Company and Salomon Smith Barney Inc., relating to the Pollution Control Bonds referred to in Exhibit 4.26.

†10.10
Form of Restricted Stock Award Agreement between the Company and certain key officers of the Company. (Identical in all material respects to Exhibit 99.04 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

††10.11
Form of Directors’ Restricted Stock Award Agreement between the Company and certain directors of the Company. (Identical in all material respects to Exhibit 10.07 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

EL PASO ELECTRIC COMPANY

INDEX TO EXHIBITS

Exhibit Number	Exhibit

†††10.12
Form of Directors’ Stock Option Agreements between the Company and certain directors of the Company. (Identical in all material respects to Exhibit 99.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)

††††10.13
Form of Change in Control Agreement between the Company and certain key officers of the Company. (Identical in all material respects to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999)

15	Letter re Unaudited Interim Financial Information

†
Two agreements, dated as of July 15, 2002, substantially identical in all material respects to this Exhibit, have been entered into with Fernando J. Gireud and John A. Whitacre; officers of the Company.

††
In lieu of non-employee director cash compensation, three agreements, dated as of October 1, 2002, substantially identical in all material respects to this Exhibit, have been entered into with Kenneth Heitz; Patricia Z. Holland-Branch; and Charles A. Yamarone; directors of the Company.

†††
In lieu of non-employee director cash compensation, two agreements, dated as of October 1, 2002, substantially identical in all material respects to this Exhibit, have been entered into with Kenneth Heitz and Wilson K. Cadman; directors of the Company.

††††
Two agreements, dated as of July 15, 2002, substantially identical in all material respects to this Exhibit, have been entered into with Fernando J. Gireud and John A. Whitacre; officers of the Company.