Form 10-K
period 2002-12-31
EL PASO ELECTRIC CO /TX/
filed 2003-03-24
CIK 31978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-296

El Paso Electric Company

(Exact name of registrant as specified in its charter)

Texas	74-0607870
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Stanton Tower, 100 North Stanton, El Paso, Texas	79901
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (915) 543-5711

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, No Par Value	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    YES  ☒    NO  ☐

As of June 28, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was $684,376,158 (based on the closing price as quoted on the American Stock Exchange on that date).

As of March 7, 2003, there were 49,339,782 shares of the Company’s no par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2003 annual meeting of its shareholders are incorporated by reference into Part III of this report.

DEFINITIONS

The following abbreviations, acronyms or defined terms used in this report are defined below:

Abbreviations,
Acronyms or Defined Terms	Terms
ANPP Participation Agreement	Arizona Nuclear Power Project Participation Agreement dated August 23, 1973, as amended
APS	Arizona Public Service Company
CFE	Comisión Federal de Electricidad de Mexico, the national electric utility of Mexico
Common Plant or Common Facilities	Facilities at or related to Palo Verde that are common to all three Palo Verde units
Company	El Paso Electric Company
DOE	United States Department of Energy
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Four Corners	Four Corners Generating Station
Freeze Period	Ten-year period beginning August 2, 1995, during which base rates for most Texas retail customers are expected to remain frozen pursuant to the Texas Rate Stipulation
IID	Imperial Irrigation District, an irrigation district in southern California
kV	Kilovolt(s)
kW	Kilowatt(s)
kWh	Kilowatt-hour(s)
Las Cruces	City of Las Cruces, New Mexico
MiraSol	MiraSol Energy Services, Inc., a wholly-owned subsidiary of the Company
MW	Megawatt(s)
MWh	Megawatt-hour(s)
New Mexico Commission	New Mexico Public Regulation Commission
New Mexico Fuel Factor Agreement

Case No. 3606 and Case No. 3737. An agreement between the Company and involved New Mexico parties to reinitiate a Fuel and Purchased Power Cost Adjustment Clause and freeze base rates for a two-year period.

New Mexico Restructuring Act	New Mexico Electric Utility Industry Restructuring Act of 1999
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
Texas Fuel Settlement

Settlement Agreement in Texas Docket No. 23530, between the Company, the City of El Paso and various parties whereby the Company increased its fuel factors, implemented a fuel surcharge and revised its Palo Verde Nuclear Generating Station performance standards calculation

Texas Rate Stipulation

Stipulation and Settlement Agreement in Texas Docket 12700, between the Company, the City of El Paso, the Texas Office of Public Utility Counsel and most other parties to the Company’s rate proceedings before the Texas Commission providing for a ten-year rate freeze and other matters

Texas Restructuring Law	Texas Public Utility Regulatory Act Chapter 39, Restructuring of the Texas Electric Utility Industry
Texas Settlement Agreement	Settlement Agreement in Texas Docket 20450, between the Company, the City of El Paso and various parties providing for a reduction of the Company’s jurisdictional base revenue and other matters
TNP	Texas-New Mexico Power Company

(i)

(ii)

PART I

Item 1. Business

General

El Paso Electric Company is a public utility engaged in the generation, transmission and distribution of electricity in an area of approximately 10,000 square miles in west Texas and southern New Mexico. The Company also serves wholesale customers in the states of Texas and New Mexico and in the Republic of Mexico. The Company owns or has significant ownership interests in six electrical generating facilities providing it with a total capacity of approximately 1,500 MW. For the year ended December 31, 2002, the Company’s energy sources consisted of approximately 52% nuclear fuel, 25% natural gas, 6% coal, 17% purchased power and less than 1% generated by wind turbines.

The Company serves approximately 316,000 residential, commercial, industrial and wholesale customers. The Company distributes electricity to retail customers principally in El Paso, Texas and Las Cruces, New Mexico (representing approximately 57% and 8%, respectively, of the Company’s electric utility operating revenues for the year ended December 31, 2002). In addition, the Company’s wholesale sales include sales for resale to the CFE, as well as sales to power marketers and other electric utilities. Principal industrial and other large customers of the Company include steel production, copper and oil refining, and United States military installations, including the United States Army Air Defense Center at Fort Bliss in Texas and White Sands Missile Range and Holloman Air Force Base in New Mexico.

The Company’s principal offices are located at the Stanton Tower, 100 North Stanton, El Paso, Texas 79901 (telephone 915-543-5711). The Company was incorporated in Texas in 1901. As of March 7, 2003, the Company had approximately 1,000 employees, 32% of whom are covered by a collective bargaining agreement.

The Company makes available free of charge through its website, www.epelectric.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Facilities

The Company’s net installed generating capacity of approximately 1,500 MW consists of approximately 600 MW from Palo Verde Units 1, 2 and 3, 482 MW from its Newman Power Station, 246 MW from its Rio Grande Power Station, 104 MW from Four Corners Units 4 and 5, 68 MW from its Copper Power Station and 1.32 MW from Hueco Mountain Wind Ranch.

Palo Verde Station

The Company owns a 15.8% interest in each of the three nuclear generating units and Common Facilities at Palo Verde, in Wintersburg, Arizona. The Palo Verde Participants include the Company and six other utilities: APS, Southern California Edison Company (“SCE”), PNM, Southern California Public Power Authority, Salt River Project Agricultural Improvement and Power District (“SRP”) and the Los Angeles Department of Water and Power. APS serves as operating agent for Palo Verde.

The NRC has granted facility operating licenses and full power operating licenses for Palo Verde Units 1, 2 and 3, which expire in 2024, 2025 and 2027, respectively. In addition, the Company is separately licensed by the NRC to own its proportionate share of Palo Verde.

Pursuant to the ANPP Participation Agreement, the Palo Verde Participants share costs and generating entitlements in the same proportion as their percentage interests in the generating units, and each participant is required to fund its share of fuel, other operations, maintenance and capital costs. The ANPP Participation Agreement provides that if a participant fails to meet its payment obligations, each non-defaulting participant shall pay its proportionate share of the payments owed by the defaulting participant.

Decommissioning. Pursuant to the ANPP Participation Agreement and federal law, the Company must fund its share of the estimated costs to decommission Palo Verde Units 1, 2 and 3, including the Common Facilities, over their estimated useful lives of 40 years (to 2024, 2025 and 2027, respectively). The Company’s funding requirements are determined every three years based upon engineering cost estimates performed by outside engineers retained by APS.

In accordance with the ANPP Participation Agreement, the Company is required to establish a minimum accumulation and a minimum funding level in its decommissioning account at the end of each annual reporting period during the life of the plant. In order for the Company to remain above its minimum funding level as of December 31, 2002, an additional deposit of $4.7 million was made in January 2003 due to significant market value declines in its invested decommissioning funds. As a result of the recent declines in the financial markets, the Company anticipates its cash contributions to the decommissioning trust funds will increase as compared to recent years.

In August 2002, the Palo Verde Participants approved the 2001 Palo Verde decommissioning study. Some changes in the cost calculations occurred between the prior 1998 study and the 2001 study. The 2001 study determined that the Company must fund approximately $311.6 million (stated in 2001 dollars) to cover its share of decommissioning costs. The previous cost estimate from the 1998 study determined that the Company would fund approximately $280.5 million (stated in 1998 dollars). The 2001 estimate reflects an 11.1% increase, or 3.6% average annual increase, from the 1998 estimate primarily due to increases in estimated costs for site restoration at each unit, pre and post-shutdown transitioning and decommissioning preparations, spent fuel storage after operations have ceased and for the Unit 2 steam generator storage. The decommissioning study is stated in constant dollars and makes no inflation assumptions. See “Spent Fuel Storage” below.

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

Historically, regulated utilities such as the Company have been permitted to collect in rates the costs of nuclear decommissioning. Under deregulation legislation in both Texas and New Mexico, the Company expects to continue to be able to collect from customers the costs of decommissioning. The collection mechanism in both states is anticipated to be a “non-bypassable wires charge” through which all customers, even those who choose to purchase energy from a supplier other than the Company, are to pay a fee to the Company’s electric distribution subsidiary. The amount of this fee will be approved by the Texas and New Mexico Commissions and is expected to cover decommissioning. In the Company’s case, collection of the fee will begin in Texas following the end of the Freeze Period in August 2005 and in New Mexico in 2007, which is the current date for the beginning of retail competition. See “Regulation – Texas Regulatory Matters – Deregulation” for further discussion. While the Company is entitled to collect decommissioning costs in full under Texas law, there is some uncertainty in New Mexico as to the ability to collect 100% of such costs. See “Regulation – New Mexico Regulatory Matters.”

Spent Fuel Storage. The original spent fuel storage facilities at Palo Verde will have sufficient capacity to store all fuel expected to be discharged from normal operation of all three Palo Verde units through 2003. Alternative on-site storage facilities and casks are being constructed to supplement existing facilities. In March 2003, APS began removing spent fuel from the original facilities as necessary and placing it in special storage casks which will be stored at the new facilities until accepted by the DOE for permanent disposal. The decommissioning study assumes that costs to store fuel on-site will become the responsibility of the DOE after the year 2037. APS believes that spent fuel storage or disposal methods will be available for use by Palo Verde to allow its continued operation through the term of the operating license for each Palo Verde unit.

Pursuant to the Nuclear Waste Policy Act of 1982, as amended in 1987 (the “Waste Act”), the DOE is legally obligated to accept and dispose of all spent nuclear fuel and other high-level radioactive waste generated by all domestic power reactors. In accordance with the Waste Act, the DOE entered into a spent nuclear fuel contract with the Company and all other Palo Verde Participants. The DOE has previously reported that its spent nuclear fuel disposal facilities would not be in operation until 2010. Subsequent judicial decisions required the DOE to start accepting spent nuclear fuel by January 31, 1998. The DOE did not meet that deadline, and the Company cannot currently predict when spent fuel shipments to the DOE’s permanent disposal site will commence.

The Company expects to incur significant on-site spent fuel storage costs during the life of Palo Verde that the Company believes are the responsibility of the DOE. These costs will be amortized over the burn period of the fuel that will necessitate the use of the alternative on-site storage facilities until an agreement is reached with the DOE for recovery of these costs. APS is monitoring pending litigation between the DOE and other nuclear operators before initiating legal proceedings or other procedural measures on behalf of the Palo Verde Participants to recover monetary damages associated with the delay in DOE’s acceptance of spent fuel. The Company is unable to predict the outcome of these matters at this time.

Disposal of Low-Level Radioactive Waste. Congress has established requirements for the disposal by each state of low-level radioactive waste generated within its borders. Arizona, California, North Dakota and South Dakota have entered into a compact (the “Southwestern Compact”) for the disposal of low-level radioactive waste. California will act as the first host state of the Southwestern Compact, and Arizona will serve as the second host state. The construction and opening of the California low-level radioactive waste disposal site in Ward Valley has been delayed due to extensive public hearings, disputes over environmental issues and review of technical issues related to the proposed site. Palo Verde is projected to undergo decommissioning during the period in which Arizona will act as host for the Southwestern Compact. The opposition, delays, uncertainty and costs experienced in California demonstrate possible roadblocks that may be encountered when Arizona seeks to open its own waste repository. APS currently believes that interim low-level waste storage methods are or will be available for use by Palo Verde to allow its continued operation and to safely store low-level waste until a permanent disposal facility is available.

Steam Generators. Palo Verde has experienced degradation in the steam generator tubes of each unit. The projected service lives of the Palo Verde steam generators are reassessed by APS periodically in conjunction with inspections made during scheduled outages at the Palo Verde units. In December 1999, the Palo Verde Participants unanimously approved installation of new steam generators at Unit 2. This decision was based on an analysis of the net economic benefit from expected improved performance of the unit and the need to realize continued production from that unit over its full licensed life. Steam generator replacement, together with ancillary capital improvements, also permits an increase of power output. Fabrication and delivery of Unit 2 steam generators is complete. The components are being stored at Palo Verde in preparation for installation in the fall of 2003. The Company’s portion of costs associated with construction and installation of new steam generators in Unit 2, together with power uprate modifications, is currently estimated to be $35.9 million or $40.8 million with replacement power costs.

APS has identified accelerated degradation in the tubes in Units 1 and 3 and has concluded that it is economically desirable to replace the steam generators at those units. While analyses related to timing of installation of steam generators at Units 1 and 3 are ongoing, the Company and the other participants approved the expenditure of $199.2 million (the Company’s portion being $31.5 million) for fabrication and transport of steam generators for Units 1 and 3. In addition, APS has proposed, and the participants have approved the expenditure of $28.4 million (the Company’s portion being $4.5 million) for pre-installation and power uprate work for Units 1 and 3. In addition to these approved amounts, $220.1 million (the Company’s portion being $34.7 million) is necessary to fund installation of the Units 1 and 3 replacement steam generators and complete power uprates at those units. Present plans are for replacement steam generators to be installed at Units 1 and 3 in 2005 and 2007, respectively.

The eventual total cost of steam generator replacement for Units 1, 2 and 3 is currently estimated to be $674.8 million excluding replacement power costs (the Company’s portion being $106.6 million of which $26.6 million, excluding capitalized interest and overhead, is in construction work in progress as of December 31, 2002) payable over a period of 11 years starting in 1998. The Company expects its portion will be funded with internally generated cash.

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

Liability and Insurance Matters. In 1957, Congress enacted the Price-Anderson Act as an amendment to the Atomic Energy Act to provide a system of financial protection for persons who may be injured and persons who may be liable for a nuclear incident. The Price-Anderson Act will expire on December 31, 2003, unless extended by Congress. Existing licensees, such as the Company, are grandfathered and will continue to be subject to the provisions of the Price-Anderson Act in the event Congress does not further extend its expiration date. The amount of DOE indemnification currently available under the act is $9.43 billion. Additionally, the Palo Verde Participants have public liability insurance against nuclear energy hazards up to the full limit of liability under the Price-Anderson Act.

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

The Palo Verde Participants maintain “all risk” (including nuclear hazards) insurance for damage to, and decontamination of, property at Palo Verde in the aggregate amount of $2.75 billion, a substantial portion of which must first be applied to stabilization and decontamination. The Company also has obtained insurance against a portion of any increased cost of generation or purchased power which may result from an accidental outage of any of the three Palo Verde units if the outage exceeds 12 weeks.

Newman Power Station

The Company’s Newman Power Station, located in El Paso, Texas, consists of three steam-electric generating units and one combined cycle generating unit with an aggregate capacity of approximately 482 MW. The units operate primarily on natural gas, but can also operate on fuel oil.

Rio Grande Power Station

The Company’s Rio Grande Power Station, located in Sunland Park, New Mexico, adjacent to El Paso, Texas, consists of three steam-electric generating units with an aggregate capacity of approximately 246 MW. The units operate primarily on natural gas, but can also operate on fuel oil.

Four Corners Station

The Company owns a 7% interest, or approximately 104 MW, in Units 4 and 5 at Four Corners, located in northwestern New Mexico. The two coal-fired generating units each have a total generating capacity of 739 MW. The Company shares power entitlements and certain allocated costs of the two units with APS (the Four Corners operating agent) and the other participants, PNM, TEP, SCE and SRP.

Four Corners is located on land held on easements from the federal government and a lease from the Navajo Nation that expires in 2016, with a one-time option to extend the term for an additional 25 years. Certain of the facilities associated with Four Corners, including transmission lines and almost all of the contracted coal sources, are also located on Navajo land. Units 4 and 5 are located adjacent to a surface-mined supply of coal.

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

Transmission and Distribution Lines and Agreements

The Company owns or has significant ownership interests in four major 345 kV transmission lines in New Mexico, three 500 kV lines in Arizona, and owns the distribution network within its New Mexico and Texas retail service area. The Company is also a party to various transmission and power exchange agreements that, together with its owned transmission lines, enable the Company to deliver its energy entitlements from its remote generation sources at Palo Verde and Four Corners to its service area. Pursuant to standards established by the North American Electric Reliability Council and the Western Electricity Coordinating Council, the Company operates its transmission system in a way that allows it to maintain complete system integrity in the event that any one of these transmission lines is out of service.

Springerville-Diablo Line. The Company owns a 310-mile, 345 kV transmission line from TEP’s Springerville Generating Plant near Springerville, Arizona, to the Luna Substation near Deming, New Mexico, and to the Diablo Substation near Sunland Park, New Mexico. This transmission line provides an interconnection with TEP for delivery of the Company’s generation entitlements from Palo Verde and, if necessary, Four Corners.

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

Greenlee-Newman Line. The Company owns 40% of a 60-mile, 345 kV transmission line between TEP’s Greenlee Substation near Duncan, Arizona to the Hidalgo Substation near Lordsburg, New Mexico, approximately 57% of a 50-mile, 345 kV transmission line between the Hidalgo Substation and the Luna Substation and 100% of an 86-mile, 345 kV transmission line between the Luna Substation and the Newman Power Station. These lines provide an interconnection with TEP for delivery of the Company’s entitlements from Palo Verde and, if necessary, Four Corners.

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

Palo Verde Transmission and Switchyard. The Company owns 18.7% of two 45-mile, 500 kV lines from Palo Verde to the Westwing Substation located to the northwest of Phoenix near Peoria, Arizona and 18.7% of a 75-mile, 500 kV line from Palo Verde to the Kyrene Substation located near Tempe, Arizona. These lines provide the Company with a transmission path for delivery of power from Palo Verde. The Company also owns 18.7% of two new 500 kV switchyards connected to the Palo Verde-Kyrene 500 kV line including the Hassayampa switchyard that has been constructed adjacent to the southern edge of the Palo Verde 500 kV switchyard and the Jojoba switchyard that has been constructed approximately 24 miles from Palo Verde. These new switchyards were built to accommodate the addition of new generation and transmission in the Palo Verde area. The cost of constructing the new switchyards has been paid by third-party users.

Environmental Matters

The Company is subject to regulation with respect to air, soil and water quality, solid waste disposal and other environmental matters by federal, state, tribal and local authorities. Those authorities govern current facility operations and have continuing jurisdiction over facility modifications. Failure to comply with these environmental regulatory requirements can result in actions by regulatory agencies or other authorities that might seek to impose on the Company administrative, civil, and/or criminal penalties. In addition, unauthorized releases of pollutants or contaminants into the environment can result in costly cleanup obligations that are subject to enforcement by the regulatory agencies. Environmental regulations can change rapidly and are often difficult to predict. While the Company strives to prepare for and implement changes necessary to comply with changing environmental regulations, substantial expenditures may be required for the Company to comply with such regulations in the future.

The Company analyzes the costs of its obligations arising from environmental matters on an ongoing basis, and believes it has made adequate provision in its financial statements to meet such obligations. As a result of this analysis, the Company has a provision for environmental remediation obligations of approximately $1.2 million as of December 31, 2002, which is related to Clean Water Act compliance. However, unforeseen expenses associated with compliance could have a material adverse effect on the future operations and financial condition of the Company.

The Company is not under any active investigation by the Environmental Protection Agency, the Texas Commission on Environmental Quality, or the New Mexico Environment Department. Furthermore, the Company is not aware of any unresolved liability it would face pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as the Superfund law.

Construction Program

Utility construction expenditures reflected in the following table consist primarily of expanding and updating the transmission and distribution systems and the cost of capital improvements and replacements at Palo Verde and other generating facilities, including the replacement of the Palo Verde Unit 2 steam generators and fabrication and shipment for two additional sets of steam generators. Replacement power costs expected to be incurred during replacements of Palo Verde steam generators are not included in construction costs. Preliminary studies indicate that the Company will need additional supply-side and demand-side resources in 2006 to meet increasing load requirements on its system. As a result, on January 30, 2003, the Company released a Request for Proposals (“RFP”) seeking bids to supply 150 MW of additional resources beginning in 2006 and an additional 100 MW beginning in 2009. Responses to the Company’s RFP are due on April 28, 2003.

The Company’s estimated cash construction costs for 2003 through 2006 are approximately $292 million. Actual costs may vary from the construction program estimates shown. Such estimates are reviewed and updated periodically to reflect changed conditions.

By Year(1)(2) (In millions)		By Function(2) (In millions)
2003	$73	Production(1)	$108
2004	74	Transmission	16
2005	71	Distribution	117
2006	74	General	51

Total	$292	Total	$292

(1)	Does not include acquisition costs for nuclear fuel. See “Energy Sources – Nuclear Fuel.”
(2)	Does not include possible costs for additional generation. Also does not include installation of replacement generators and power uprate modifications of approximately $25.0 million for Palo Verde Units 1 and 3 which have yet to be approved by the Palo Verde Participants.

Energy Sources

General

The following table summarizes the percentage contribution of nuclear fuel, natural gas, coal and purchased power to the total kWh energy mix of the Company. Energy generated by wind turbines accounted for less than 1% of the total kWh energy mix.

	Years Ended December 31,
Power Source	2002	2001	2000
Nuclear fuel	52%	49%	50%
Natural gas	25	32	33
Coal	6	8	8
Purchased power	17	11	9

Total	100%	100%	100%

Allocated fuel and purchased power costs are generally passed through directly to customers in Texas and New Mexico pursuant to applicable regulations. Historical fuel costs and revenues are reconciled periodically in proceedings before the Texas and New Mexico Commissions to determine whether a refund or surcharge based on such historical costs and revenues is necessary. However, from October 1998 to June 2001, a fixed fuel factor was incorporated into the Company’s frozen base rates in New Mexico pursuant to the New Mexico Settlement Agreement. Therefore, there were no fuel reconciliation filings before the New Mexico Commission during that period. See “Regulation – Texas Regulatory Matters” and “– New Mexico Regulatory Matters.”

Nuclear Fuel

The nuclear fuel cycle for Palo Verde consists of the following stages: the mining and milling of uranium ore to produce uranium concentrates; the conversion of the uranium concentrates to uranium hexafluoride (“conversion services”); the enrichment of uranium hexafluoride (“enrichment services”); the fabrication of fuel assemblies (“fabrication services”); the utilization of the fuel assemblies in the reactors; and the storage and disposal of the spent fuel. The Palo Verde Participants have contracts for uranium concentrates and inventory available to meet 69% of Palo Verde’s uranium requirements in 2003. The Palo Verde Participants also have contracts for conversion services and enrichment services to meet 100% of Palo Verde’s conversion and enrichment requirements in 2003. In 2004, the Palo Verde Participants have contracts to meet 100% of enrichment requirements, 87% of conversion requirements and 95% of uranium requirements. At the end of 2002, the Palo Verde Participants selected and approved the vendors to supply the remaining amount of uranium concentrates for 2003 and conversion services and enrichment services for 2004. According to APS, the contracts will be finalized in early 2003. For 2004, a new enriched uranium product contract will commence that will furnish up to 100% of Palo Verde’s operational requirements for uranium concentrates, conversion services and enrichment services through 2008. This new contract could also provide 100% of enrichment services in 2009 and 2010. The Palo Verde Participants have contracts for fabrication services through 2015 for each Palo Verde unit.

Nuclear Fuel Financing. Pursuant to the ANPP Participation Agreement, the Company owns an undivided interest in nuclear fuel purchased in connection with Palo Verde. The Company has available a total of $100 million under a revolving credit facility that provides for both working capital and up to $70 million for the financing of nuclear fuel. At December 31, 2002, approximately $47.2 million had been drawn to finance nuclear fuel. This financing is accomplished through a trust that borrows under the facility to acquire and process the nuclear fuel. The Company is obligated to repay the trust’s borrowings with interest and has secured this obligation with First Mortgage Collateral Series Bonds. In the Company’s financial statements, the assets and liabilities of the trust are reported as assets and liabilities of the Company.

Natural Gas

The Company manages its natural gas requirements through a combination of long-term contracts and market purchases. In 2002, the Company’s natural gas requirements at the Rio Grande Power Station were met with both short-term and long-term natural gas purchases from various suppliers. Interstate gas is delivered under a firm transportation agreement which expires in 2005. The Company anticipates it will continue to purchase natural gas at market prices on a monthly basis for a portion of the fuel needs for the Rio Grande Power Station for the near term. To complement those monthly purchases, the Company has entered into a two-year gas supply contract that began in 2002.

The Company will continue to evaluate the availability of short-term natural gas supplies versus long-term supplies to maintain a reliable and economical supply for the Rio Grande Power Station.

Natural gas for the Newman and Copper Power Stations was supplied primarily pursuant to an intrastate natural gas contract that became effective January 1, 1997 and was renegotiated for a period of five years ending December 31, 2007. The Company will also continue to evaluate short-term natural gas supplies to maintain a reliable and economical supply for the Newman and Copper Power Stations.

Coal

APS, as operating agent for Four Corners, purchases Four Corners’ coal requirements from a supplier with a long-term lease of coal reserves owned by the Navajo Nation. The coal contract expires in 2004 and can be extended for an additional 15 years. Based upon information from APS, the Company believes that Four Corners has sufficient reserves of coal to meet the plant’s operational requirements for its useful life. APS, on behalf of the Company and the other Four Corners Participants, is in negotiations with the supplier to extend the coal contract through 2016 to coincide with the Four Corners Plant lease with the Navajo Nation.

Purchased Power

To supplement its own generation and operating reserves, the Company engages in firm and non-firm power purchase arrangements which may vary in duration and amount based on evaluation of the Company’s resource needs and the economics of the transactions. The Company purchased 75 MW of firm on-peak energy for 2002 and 25 MW of monthly firm on-peak block energy for April through October 2002. Other purchases of shorter duration were made primarily to replace the Company’s generation resources during planned and unplanned outages.

In 2001, the Company entered into a purchase agreement for firm energy of 53 MW in 2002 and 103 MW in 2003 through 2005. This agreement includes a fuel adjustment clause.

Operating Statistics

	Years Ended December 31,
	2002	2001	2000
Electric utility operating revenues (in thousands):
Retail:
Residential	$205,718	$195,214	$184,769
Commercial and industrial, small	209,216	206,815	192,895
Commercial and industrial, large	70,044	70,959	65,687
Sales to public authorities	94,989	93,059	86,957

Total retail	579,967	566,047	530,308

Wholesale:
Sales for resale	55,005	86,443	70,162
Economy sales	43,654	92,452	84,918

Total wholesale	98,659	178,895	155,080

Other	6,900	9,582	11,020

Total electric utility operating revenues	$685,526	$754,524	$696,408

Number of customers (end of year):
Residential	281,874	276,200	271,588
Commercial and industrial, small	29,281	28,573	27,947
Commercial and industrial, large	141	140	133
Other	4,431	4,308	4,054

Total	315,727	309,221	303,722

Average annual kWh use per residential customer	6,694	6,529	6,553

Energy supplied, net, kWh (in thousands):
Generated	7,785,938	8,183,713	8,706,790
Purchased and interchanged	1,549,875	951,359	905,770

Total	9,335,813	9,135,072	9,612,560

Energy sales, kWh (in thousands):
Retail:
Residential	1,870,931	1,789,199	1,767,928
Commercial and industrial, small	2,076,758	2,069,517	2,026,768
Commercial and industrial, large	1,161,815	1,174,235	1,142,163
Sales to public authorities	1,212,180	1,185,521	1,177,883

Total retail	6,321,684	6,218,472	6,114,742

Wholesale:
Sales for resale	986,134	1,460,383	1,282,540
Economy sales	1,483,465	929,914	1,714,288

Total wholesale	2,469,599	2,390,297	2,996,828

Total energy sales	8,791,283	8,608,769	9,111,570
Losses and Company use	544,530	526,303	500,990

Total	9,335,813	9,135,072	9,612,560

Native system:
Peak load, kW	1,282,000	1,199,000	1,159,000
Net generating capacity for peak, kW	1,500,000	1,500,000	1,500,000
Load factor	61.5%	64.6%	65.4%

Total system:
Peak load, kW	1,359,000	1,425,000	1,360,000
Net generating capacity for peak, kW	1,500,000	1,500,000	1,500,000
Load factor	64.7%	64.1%	64.3%

Regulation

General

In 1999, both the Texas and New Mexico legislatures enacted electric utility industry restructuring laws requiring competition in certain functions of the industry and ultimately in the Company’s service area. Competition in New Mexico was scheduled to begin on January 1, 2002 under the New Mexico Electric Utility Industry Restructuring Act of 1999. On March 8, 2001, however, the New Mexico Restructuring Act was amended to delay the start of competition for five years until January 1, 2007, and on February 28, 2003, the New Mexico Senate passed Senate Bill 718 to repeal the New Mexico Restructuring Act. The Company cannot predict whether this pending legislation will pass the New Mexico House of Representatives and be signed into law by the Governor of New Mexico. In Texas, the Company is exempt from the requirements of Chapter 39 of the Public Utility Regulatory Act (“PURA”), including utility restructuring and retail competition, until the expiration of the Freeze Period in August 2005.

The Company continues to prepare to comply with these restructuring laws and other regulatory, economic and technological changes occurring throughout the industry. Deregulation of the production of electricity and related services and increasing customer demand for lower priced electricity and other energy services have accelerated the industry’s movement toward more competitive pricing and cost structures. Those competitive pressures could result in the loss of customers and diminish the ability of the Company to fully recover its investment in generation assets. In January 2002, competition was initiated in some parts of Texas. As a result, the Company may face increasing pressure on its retail rates and its rate freeze under the Texas Rate Stipulation. The Company’s results of operations and cash flows may be adversely affected if it cannot maintain its current retail rates.

Federal Regulatory Matters

Federal Energy Regulatory Commission. The Company is subject to regulation by the FERC in certain matters, including rates for wholesale power sales, transmission of electric power and the issuance of securities.

Since February 2002, the FERC has been conducting an investigation into potential manipulation of electricity prices in the western United States during 2000 and 2001. On August 13, 2002, the FERC initiated a Federal Power Act (“FPA”) investigation (Docket No. EL02-113) into the Company’s wholesale power trading in the western United States during 2000 and 2001 to determine whether the Company and Enron engaged in misconduct and, if so, to determine potential remedies. Depending on its findings, the FERC could seek to revoke the Company’s market-based rate authority or order refunds or disgorgements. The Company’s revenue from economy sales in the western United States during 2000 and 2001 was approximately $100 million, and net income from these sales after taxes and margin sharing with retail customers was approximately $37 million. Intervenors in the proceeding include the California Attorney General, the California Public Utilities Commission, the California Independent System Operator, Pacific Gas and Electric, the cities of Burbank, California and Tacoma, Washington and others with similar interests.

On December 5, 2002, the Company announced that it had reached a settlement with the FERC Trial Staff. The settlement resolves all issues between the Company and the Trial Staff. In February 2003, the Company also reached a settlement with the California Attorney General and the

California Electricity Oversight Board. In addition, the California Public Utilities Commission and Pacific Gas and Electric agreed not to oppose the settlements. Under the terms of the settlements, the Company agrees to refund a total of $15.5 million of revenues it earned on wholesale power transactions. This amount has been accrued as a liability as of December 31, 2002. The Company also agrees to make wholesale sales pursuant to its cost of service rate authority rather than its market-based rate authority from December 1, 2002 through December 31, 2004. During 2002, economy sales prices were below the rates the Company would be allowed to charge under its cost of service tariffs.

In its December 5 testimony, the FERC Trial Staff asserts that the Company violated Sections 205 and 206 of the FPA by not filing a tariff with the FERC to collect monies with respect to its parking and lending services and its supplemental services provided for Enron and in not offering these services on an open access, non-discriminatory basis. The Trial Staff also contends that the Company violated Section 203 of the FPA by allegedly ceding control over its generation to Enron when Enron ran the Company’s real-time marketing desk and by entering into an agreement with Enron whereby Enron received valuable information from the Company as well as compensation based on calculated cost savings. Additionally, the Trial Staff maintains that the Company engaged in activities that it describes as “ricochet” or “megawatt laundering.” The Trial Staff calculates the Company earned approximately $21 million on an after-tax basis from sales above the Company’s cost-based rate authority. Finally, the Trial Staff submits that the Company may have violated FERC Order No. 888 open access transmission requirements by not posting generation swap transactions it performed with Enron and by not filing tariffs for parking, lending and hubbing services performed for Enron. In the interest of settlement, the parties to the settlement agreed to make no determination regarding any violation of legal provisions. The settlements are subject to FERC approval, and in the event the FERC does not approve the settlements, neither the Company, the Trial Staff nor the settling intervenors will be bound by their terms.

The Company has denied and will continue to deny the allegations made by FERC Trial Staff and the intervenors. The City of Tacoma, Washington filed testimony on December 19, 2002 and its witness concurred with the Trial Staff’s findings and the proposed remedy regarding the Company. The Company’s direct testimony, filed February 4, 2003, and rebuttal testimony, filed March 4, 2003, support the settlements and respond to issues raised by the Trial Staff and intervenors. The Company’s testimony asserts that it has not violated the FPA or any FERC regulation. The hearing is set to begin April 1, 2003.

RTOs. On December 15, 1999, the FERC approved its final rule (“Order 2000”) on Regional Transmission Organizations (“RTOs”). Order 2000 strongly encourages, but does not require, public utilities to form and join RTOs. Order 2000 also proposes RTO startup by December 15, 2001. The Company is an active participant in the development of WestConnect, formerly known as the Desert Southwest Transmission and Reliability Operator. The Company believes WestConnect will qualify as an RTO under Order 2000. The Company intends, subject to the resolution of outstanding issues, to participate in WestConnect. As a participating transmission owner, the Company will transfer operational authority of its transmission system to WestConnect subject to receiving any necessary regulatory approvals. The WestConnect proposal was submitted to the FERC on October 15, 2000. On October 10, 2002, FERC issued an order indicating that the WestConnect proposal satisfied, or with certain modifications would satisfy, the FERC requirements for an RTO under Order 2000. WestConnect will continue to work with the FERC and two other proposed RTOs in the west to achieve seamless operations.

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

Texas Regulatory Matters

The rates and services of the Company are regulated in Texas municipalities by those municipalities and in unincorporated areas by the Texas Commission. The largest municipality in the Company’s service area is the City of El Paso. The Texas Commission has exclusive appellate jurisdiction to review municipal orders and ordinances regarding rates and services in Texas and jurisdiction over certain other activities of the Company. The decisions of the Texas Commission are subject to judicial review.

Deregulation. PURA Chapter 39 required an investor-owned electric utility to separate its power generation activities from its transmission and distribution activities by January 1, 2002, and on that date, retail competition was instituted in some parts of Texas. In the case of the Company, however, the exemption from PURA Chapter 39 specifically recognized and preserved the Company’s Texas Rate Stipulation and Texas Settlement Agreement by, among other things, exempting the Company’s Texas service area from retail competition until the end of the Freeze Period. At the end of the Freeze Period, the Company will be subject to all the applicable provisions of the law. At that time, the Company will be permitted to continue to recover nuclear decommissioning costs through a non-bypassable customer charge in its distribution rates. Under its exemption from PURA Chapter 39, however, the Company will have no claim for stranded cost recovery. (Stated simply, stranded costs are the positive difference, if any, between the book value of electric generating assets, including long-term purchase power contracts, and the market value of those assets). The Company believes that its continued ability to provide bundled electric service at current rates in its Texas service area will allow the Company to collect substantially all of its Texas jurisdictional stranded costs because (i) the Company revalued its utility plant under fresh start accounting in 1996 so that the generation assets would reflect projected market values in a deregulated environment and (ii) the Company does not have power purchase contracts that extend beyond 2005.

Although the Company is not subject to the requirements of PURA Chapter 39 until the expiration of the Freeze Period, the Company sought Texas Commission approval of the Company’s corporate restructuring in anticipation of complying with the restructuring requirements of the New Mexico Restructuring Act. In December 2000, the Texas Commission approved the Company’s corporate restructuring plan. However, the amended New Mexico Restructuring Act now prohibits the separation of the Company’s generation activities from its transmission and distribution activities before

September 1, 2005. Both Texas and New Mexico Legislatures will be in session in 2003, and either or both could amend their respective restructuring laws during these sessions. However, the Company cannot predict whether any changes to the current restructuring laws will be made, and how or when such changes, if any, would be implemented.

Texas Rate Stipulation and Texas Settlement Agreement. The Texas Rate Stipulation and Texas Settlement Agreement govern the Company’s rates for its Texas customers but do not deprive the Texas regulatory authorities of their jurisdiction over the Company during the Freeze Period. However, the Texas Commission determined that the rate freeze is in the public interest and results in just and reasonable rates. Further, the signatories to the Texas Rate Stipulation (other than the Texas Office of Public Utility Counsel and the State of Texas) agreed not to seek to initiate an inquiry into the reasonableness of the Company’s rates during the Freeze Period and to support the Company’s entitlement to rates at the freeze level throughout the Freeze Period. During the Freeze Period, the Company is precluded from seeking base rate increases in Texas, even in the event of increased operating or capital costs. In the event of a merger, the parties to the Texas Rate Stipulation retain all rights provided in the Texas Rate Stipulation, the right to participate as a party in any proceeding related to the merger, and the right to pursue a reduction in rates below the freeze level to the extent of post-merger synergy savings.

Fuel. Although the Company’s base rates are frozen in Texas, pursuant to Texas Commission rules and the Texas Rate Stipulation, the Company can request adjustments to its fuel factor to more accurately reflect projected energy costs associated with the provision of electricity as well as seek recovery of past undercollections of fuel revenues.

In October 2001, the Texas Commission approved the Texas Fuel Settlement between the Company and the parties which had intervened, including the City of El Paso, which increased the Texas fuel factor to $0.02494 per kWh (an increase of $0.00308 per kWh). This factor was implemented on an interim basis in April 2001. The Texas Fuel Settlement also provides for the surcharge of underrecovered fuel costs as of December 31, 2000 of approximately $15 million plus interest over an 18-month period. The fuel surcharge was implemented on an interim basis beginning with the first billing cycle in June 2001. The Company terminated its interim fuel surcharge with the last billing cycle in November 2002 as expected, having collected $17.5 million, or 99% of the $17.7 million it had anticipated would be collected over the 18-month period.

On July 1, 2002, the Company filed a petition with the Texas Commission to reconcile the Company’s fuel and purchased power expenses and associated revenues for the three-year period January 1, 1999 through December 31, 2001. This filing was made pursuant to Texas Commission rules, which require companies to submit a fuel reconciliation at least every three years. Among other things, the Company’s petition included a request for: (i) a reconciliation of the Company’s Texas jurisdiction eligible fuel costs for the period of $277.0 million and fuel factor revenues of $268.9 million; (ii) recovery of Palo Verde performance rewards of $21.6 million, including interest, for achieving a three period average capacity factor of 89.8% (the three periods used for this reward amount, each of which consists of a three-year rolling average, are the periods ended in 1998, 1999 and 2000) which, pursuant to the Texas Fuel Settlement, the Texas Commission shall treat as reconciled and (iii) authority to recover its net underrecovered fuel expenses and Palo Verde performance rewards, including interest, through a surcharge which would not overlap or exceed the interim surcharge.

The Company previously agreed to contribute 50% of the Palo Verde performance rewards to fund programs for bill payment assistance and demand side management programs in its Texas service territory. The Texas Commission staff, local regulatory authorities such as the City of El Paso and customers are entitled to intervene in a fuel reconciliation proceeding and to challenge the prudence of fuel and purchased power expenses. The Company anticipates that it will take nine to twelve months to receive a final order from the Texas Commission. Because of the length of time necessary to conclude the reconciliation proceeding and to subsequently collect the underrecovered amount, the Company has classified as a non-current asset approximately $12.4 million of underrecovered fuel expense subject to the reconciliation proceeding.

Palo Verde Performance Standards. The Texas Commission established performance standards for the operation of Palo Verde, pursuant to which each Palo Verde unit is evaluated annually to determine whether its three-year rolling average capacity factor entitles the Company to a reward or subjects it to a penalty. The capacity factor is calculated as the ratio of actual generation to maximum possible generation. If the capacity factor, as measured on a station-wide basis for any consecutive 24-month period, should fall below 35%, the Texas Commission can also reconsider the rate treatment of Palo Verde, regardless of the provisions of the Texas Rate Stipulation and the Texas Settlement Agreement. The removal of Palo Verde from rate base could have a significant negative impact on the Company’s revenues and financial condition. Under the performance standards as modified by the Texas Fuel Settlement, the Company has calculated the performance awards for the reporting periods ending in 2001 and 2002 to be approximately $1.1 million and $1.3 million, respectively. These rewards will be included, along with energy costs incurred and revenues billed, as part of the Texas Commission’s review during a future periodic fuel reconciliation proceeding as discussed above. Performance rewards are not recorded on the Company’s books until the Texas Commission has ordered a final determination in a fuel proceeding. Performance penalties are recorded when assessed as probable by the Company.

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

Deregulation. In March 2001, the New Mexico Legislature amended the New Mexico Restructuring Act to postpone deregulation in New Mexico until January 1, 2007, and to prohibit the separation of a utility’s transmission and distribution activities from its existing generation activities prior to September 1, 2005. The amended New Mexico Restructuring Act permits utilities to form holding companies subject to New Mexico approval with conditions. It also allows the utility, until corporate separation occurs, to participate in unregulated generation activities if the generation is not intended to serve New Mexico retail customers.

The amended New Mexico Restructuring Act prohibiting the separation of the Company’s generation activities from its transmission and distribution activities prior to September 1, 2005 may conflict with the Texas Restructuring Law requiring separation of those activities after the expiration of the Freeze Period in August 2005. The Company anticipates that it will make a filing with the New Mexico Commission in 2004 requesting approval to separate the Company’s generation activities from its transmission and distribution activities to allow the Company to restructure in order to comply with Texas restructuring requirements.

On February 28, 2003, the New Mexico Senate passed Senate Bill 718 to repeal the New Mexico Restructuring Act. The Company cannot predict whether such legislation will pass the New Mexico House of Representatives and be signed into law by the Governor of New Mexico.

Fuel. The New Mexico Settlement Agreement approved by the New Mexico Commission in September 1998 eliminated the then existing fuel factor of $0.01949 per kWh by incorporating it into frozen base rates. Accordingly, the Company was required to absorb any increases in fuel and purchased power (“energy”) expenses related to its New Mexico retail customers until new rates were implemented subsequent to the end of the rate freeze on April 30, 2001. The average energy expenses incurred for New Mexico jurisdictional customers exceeded this fuel factor by a substantial amount. Therefore, on April 23, 2001, the Company filed a petition with the New Mexico Commission proposing a settlement that would implement a new incremental fixed fuel and purchased power factor (“fuel factor”) effective June 15, 2001, while leaving the existing $0.01949 fuel factor as part of the still frozen base rates, and reinstate for a two-year period a fuel and purchased power adjustment clause in lieu of a base rate increase (the “New Mexico Fuel Factor Agreement”). The New Mexico Commission entered its final order on January 8, 2002 implementing the New Mexico Fuel Factor Agreement and setting an initial incremental fixed fuel factor of $0.01501 per kWh.

On February 12, 2002, the Company filed a petition with the New Mexico Commission for an incremental fuel factor decrease to $0.00420 per kWh. The New Mexico Commission issued an order approving that decrease on February 19, 2002. This new incremental fuel factor was implemented as of the first billing cycle in March 2002.

At the end of the two-year Freeze Period in June 2003, the Company will be required to file (i) a reconciliation of fuel revenues and expenses and (ii) a base rate case. At that time the New Mexico fuel factor will be reset to an amount equal to the actual energy expenses for the first six months of 2003. This reset fuel factor will remain in effect until the completion of the rate case which could take ten to twelve months to prosecute.

Sales for Resale

During 2002, the Company provided IID with 100 MW of firm capacity and associated energy and 50 MW of system contingent capacity and associated energy pursuant to a 17-year agreement which expired on April 30, 2002. The Company also provided TNP in 2002 with up to 75 MW of firm capacity and associated energy pursuant to an agreement that expired on December 31, 2002. The Company’s sales for resale in 2002 included sales of $15.4 million and $31.5 million to IID and TNP, respectively, under contracts which expired in 2002 and which have not been renewed. The Company also sold 100 MW of interruptible energy to CFE during the months of June and July 2002.

Power Sales Contracts

As of March 7, 2003, the Company had entered into the following significant agreements with various counterparties for forward firm sales of electricity:

Type of Contract	Quantity	Term
Off-peak	25 MW	2003
On-peak	25 MW	January through March 2003
Off-peak	25 MW	January through March 2003

The Company also has an agreement with a counterparty for power exchanges under which the Company received 80 MW of on-peak capacity and associated energy during 2002 at the Eddy County tie and concurrently delivered the same amount at Palo Verde and/or Four Corners. The on-peak exchange amount decreases to 30 MW for 2003 through 2005. The agreement also gives the counterparty the option to deliver up to 133 MW of off-peak capacity and associated energy to the Company at the Eddy County tie from 2002 through 2005 in exchange for the same amount of energy concurrently delivered by the Company at Palo Verde and/or Four Corners. The Company will receive a guaranteed margin on any energy exchanged under the off-peak agreement. See “Purchased Power.”

Executive Officers of the Registrant

The executive officers of the Company as of March 7, 2003, were as follows:

Name	Age	Current Position and Business Experience
Gary R. Hedrick	48

Chief Executive Officer, President and Director since November 2001; Executive Vice President, Chief Financial and Administrative Officer from August 2000 to November 2001; Vice President, Chief Financial Officer and Treasurer from August 1996 to August 2000.

Terry Bassham	42

Executive Vice President, Chief Financial and Administrative Officer since November 2001; Executive Vice President and General Counsel from August 2000 to November 2001; Vice President and General Counsel from January 1999 to August 2000; General Counsel since August 1996.

J. Frank Bates	52	Executive Vice President and Chief Operations Officer since November 2001; Vice President – Transmission and Distribution from August 1996 to November 2001.

Raul A. Carrillo, Jr.	41

Senior Vice President, General Counsel and Corporate Secretary since February 2003; Senior Vice President and General Counsel from July 2002 to February 2003; General Counsel from January 2002 to July 2002; Associate and Shareholder with Sandenaw, Carrillo & Piazza, P.C. from March 1996 to January 2002.

Steven P. Busser	34

Treasurer since February 2003; Assistant Chief Financial Officer from June 2002 to February 2003; Vice President – International Controller for Affiliated Computer Services, Inc. from August 2001 to June 2002; Vice President – International Controller for National Processing Company, Inc. from June 2000 to August 2001; Assurance Manager with KPMG, LLP from June 1998 to June 2000.

Fernando J. Gireud	45

Vice President – Power Marketing and International Business since February 2003; Vice President – International Business from July 2002 to February 2003; Director – International Business Affairs from February 2002 to July 2002; Director – International Business Affairs – MiraSol – from November 1999 to February 2002; Manager of Environmental Affairs from April 1994 to November 1999.

Helen Knopp	60	Vice President – Customer and Public Affairs since April 1999; Executive Director of the Rio Grande Girl Scout Council from September 1991 to April 1999.

Kerry B. Lore	43	Controller since October 2000; Assistant Controller from April 1999 to October 2000; Manager of Accounting Services from July 1993 to April 1999.

Robert C. McNiel	56	Vice President – New Mexico Affairs since December 1997.

Hector R. Puente	46	Vice President – Power Generation since April 2001; Manager – Substations and Relaying from August 1996 to April 2001.

Guillermo Silva, Jr.	49	Vice President – Information Services since February 2003; Secretary from January 1994 to February 2003.

John A. Whitacre	54	Vice President – Transmission and Distribution since July 2002; Assistant Vice President – System Operations from August 1989 to July 2002.

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

On January 16, 2003, the Company was served with a complaint on behalf of a purported class of shareholders alleging violations of the federal securities laws (Roth v. El Paso Electric Company, et al., No. EP-03-CA-0004). The complaint was filed in the El Paso Division of the United States District Court for the Western District of Texas by a holder of 100 common shares of the Company. The suit seeks undisclosed compensatory damages for the class as well as costs and attorneys’ fees. The complaint asserts violations of the Securities Exchange Act of 1934. Among other things, the complaint alleges that the Company improperly benefited from wholesale power sales into the western United States through its power marketing agreement with Enron during 2000 and 2001 and that the Company’s failure to properly disclose this agreement artificially inflated the Company’s stock price during the same period. The allegations arise out of the FERC investigation of the power markets in the western United States during 2000 and 2001. The Company and the Trial Staff of the FERC reached a settlement of the FERC investigation on December 5, 2002. The Company and the California Attorney General and the California Electricity Oversight Board reached a supplemental agreement on February 13, 2003, which the California Public Utilities Commission and Pacific Gas and Electric Company agreed not to oppose. The settlements are subject to FERC approval. The Company believes the lawsuit is without merit and intends to defend itself vigorously. On February 3, 2003, the parties filed an agreed motion to extend the time for the Defendants to file an answer or otherwise respond to the lawsuit until the Court appoints a lead Plaintiff and the lead Plaintiff files a consolidated complaint. No hearings have been set. The Company is unable to predict the outcome of this case.

On February 10, 2003, the Company received a letter initiating a legal proceeding known as a shareholder derivative action. The letter, written by a Pennsylvania law firm on behalf of the holder of approximately 200 shares of common stock of the Company (the “shareholder”), requests that the Company commence a lawsuit against each member of the Board of Directors to recover damages allegedly sustained by the Company as a result of alleged breaches of fiduciary duties by the Board. The shareholder contends that, from 1997 to 2002, the Board knowingly caused or allowed the Company to participate in improper transactions with Enron Corporation and certain of its subsidiaries. The allegations appear to duplicate factual questions first raised by the FERC in an investigation of the power markets in the western United States during 2000 and 2001. As noted above, the Company reached a settlement of the FERC investigation with the FERC Trial Staff on December 5, 2002 and with the principal California intervenors in the FERC investigation. In accordance with Texas law, the Company will conduct an independent inquiry to determine whether a lawsuit against the Board is in the best interests of the Company. The Company is unable to predict the outcome of this case.

The Company’s federal income tax returns for the years 1996 through 1998 have been examined by the IRS. On October 3, 2001, the Company received the IRS notice of proposed deficiency. The primary audit adjustments proposed by the IRS related to (i) whether the Company was entitled to deduct payments made on emergence from Chapter 11 bankruptcy proceedings related to Palo Verde and (ii) the settlement of litigation in 1997 concerning a terminated merger during the Company’s bankruptcy. The Company has protested the audit adjustments through administrative appeals and believes that its treatment of the payments is supported by substantial legal authority. In November 2002, the Company received notice through the administrative appeals process that the second issue described above had been conceded by the IRS appeals officer. Even though the IRS appeals officer has, at present, conceded this issue, this concession will not be final until the administrative appeals process is complete. In the event that the IRS prevails, the resulting income tax and interest payments could be material to the Company’s financial position, results of operations and cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock began trading on the New York Stock Exchange on December 4, 2002, under the symbol “EE.” Prior to that date, the Company’s common stock traded on the American Stock Exchange. The high, low and close sales prices for the Company’s common stock, as reported in the consolidated reporting system of the New York Stock Exchange and the American Stock Exchange for the periods indicated below were as follows:

	Sales Price
	High	Low	Close
			(End of period)
2001
First Quarter	$14.60	$10.97	$14.60
Second Quarter	16.45	12.65	15.99
Third Quarter	16.13	13.01	13.15
Fourth Quarter	15.05	12.25	14.50

2002
First Quarter	$16.05	$13.25	$15.65
Second Quarter	16.20	12.20	13.85
Third Quarter	14.16	10.90	11.88
Fourth Quarter	12.60	9.25	11.00

As of March 7, 2003, there were 4,808 holders of record of the Company’s common stock. The Company does not anticipate paying dividends on its common stock in the near-term. The Company intends to continue its deleveraging and stock repurchase programs with the goal of improving its capital structure.

The Company’s Board of Directors previously approved three stock repurchase programs allowing the Company to purchase up to fifteen million of its outstanding shares of common stock. As of March 7, 2003, the Company had repurchased 13,163,129 shares of common stock under these programs for approximately $149.4 million, including commissions. The Company may continue making purchases of its stock at open market prices and may engage in private transactions, where appropriate. Any repurchased shares will be available for issuance under employee benefit and stock option plans, or may be retired.

Item 6. Selected Financial Data

As of and for the following periods (in thousands except for share data):

	Years Ended December 31,
	2002	2001	2000	1999	1998
Operating revenues	$690,085	$769,705	$701,649	$570,469	$601,823
Operating income	110,607	167,602	168,974	157,336	159,717
Income before extraordinary item	31,057	65,878	60,164	43,809	57,073
Extraordinary gain (loss) on extinguishments of debt, net of income tax (expense) benefit	(2,090)	(2,219)	(1,772)	(3,336)	3,343
Net income applicable to common stock	28,967	63,659	58,392	28,276	45,709
Basic earnings per common share:
Income before extraordinary item	0.62	1.30	1.11	0.53	0.70
Extraordinary gain (loss) on extinguishments of debt, net of income tax (expense) benefit	(0.04)	(0.05)	(0.03)	(0.05)	0.06
Net income	0.58	1.25	1.08	0.48	0.76
Weighted average number of common shares outstanding	49,862,417	50,821,140	54,183,915	59,349,468	60,168,234
Diluted earnings per common share:
Income before extraordinary item	0.61	1.27	1.09	0.53	0.70
Extraordinary gain (loss) on extinguishments of debt, net of income tax (expense) benefit	(0.04)	(0.04)	(0.03)	(0.06)	0.05
Net income	0.57	1.23	1.06	0.47	0.75
Weighted average number of common shares and dilutive potential common shares outstanding	50,380,468	51,722,351	55,001,625	59,731,649	60,633,298
Cash additions to utility property, plant and equipment	65,065	70,739	64,612	51,826	49,409
Total assets	1,646,989	1,644,439	1,660,105	1,664,436	1,928,371
Long-term debt and financing and capital lease obligations	614,375	619,365	740,223	811,607	897,062
Preferred stock	—	—	—	—	135,744
Common stock equity	456,642	450,193	412,034	421,258	417,278

The selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements in this document, other than statements of historical information, are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, as well as other oral and written forward-looking statements made by or on behalf of the Company from time to time, including statements contained in the Company’s filings with the Securities and Exchange Commission and its reports to shareholders, involve known and unknown risks and other factors which may cause the Company’s actual results in future periods to differ materially from those expressed in any forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: (i) increased prices for fuel and purchased power and the possibility that regulators may not permit the Company to pass through all such increased costs to customers, (ii) fluctuations in wholesale margins due to uncertainty in the wholesale power market, (iii) unanticipated increased costs associated with scheduled and unscheduled outages, (iv) the cost of replacing steam generators and other unexpected costs at Palo Verde, (v) the costs of legal defense, possible refunds or disgorgements, or loss of market-based authority which may accrue as the result of ongoing FERC proceedings, (vi) deregulation of the electric utility industry and (vii) other factors discussed below under the headings “Summary of Critical Accounting Policies and Estimates,” “Overview” and “Liquidity and Capital Resources.” The Company’s filings are available from the Securities and Exchange Commission or may be obtained through the Company’s website, www.epelectric.com. Any such forward-looking statement is qualified by reference to these risks and factors. The Company cautions that these risks and factors are not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company except as required by law.

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

Value of Net Utility Plant in Service

In 1996, when it emerged from bankruptcy, the Company recast its financial statements by applying fresh-start reporting in accordance with Statement of Position 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” In this process, the Company attributed value to its integrated utility system, including its generation assets, after it had established the value of its pro forma capital structure based on management’s estimates of future operating results. The Company valued its generation assets such that the depreciated value of its generation assets would be approximately equal to their estimated fair value at the end of the Freeze Period. This is important because at the beginning of retail competition in Texas and New Mexico, the Company will no longer be permitted to recover in rates any “stranded costs”, that is, the difference between the book value and the market value of its electric generation assets. If at any time the Company determines that estimated, undiscounted future net cash flows from the operations of the generation assets are not sufficient to recover their net book value then it will be required to write down the value of these assets to their fair values. Any such write down would be charged to earnings. The Company currently believes that its rates are sufficient to collect before 2005 substantially all costs that would otherwise be “stranded” under relevant laws in Texas and New Mexico and that future net cash flows after 2005 from the generating assets will be sufficient to recover their net book values.

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

Reserves for Tax Dispute

The IRS has disputed whether the Company was entitled to deduct certain payments made in 1996 related to Palo Verde and its treatment of a litigation settlement in 1997 related to a terminated merger agreement. If the IRS prevails on the former issue, the Company would be required to include the previously deducted amounts in the tax basis of Palo Verde and deduct them over its useful life. This would not have a material impact on reported net income but would result in a significant cash payment, which would be offset by reduced future tax liability as the increased tax basis is deducted. An adverse resolution of the second issue would lead to the recognition of additional revenue in the Company’s tax return with no related tax benefits and could result in a material amount of additional tax. In November 2002, the Company received notice through the administrative appeals process that the second issue described above had been conceded by the IRS appeals officer. Even though the IRS appeals officer has, at present, conceded this issue, this concession will not be final until the administrative appeals process is complete. The Company has established, and periodically reviews and re-evaluates, an estimated contingent tax liability on its consolidated balance sheet to provide for the possibility of adverse outcomes in tax proceedings. Although the ultimate outcome cannot be predicted with certainty, and while the contingent tax reserve may not in fact be sufficient, the Company believes that the amount at December 31, 2002 adequately provides for any additional tax that may be due.

Overview

El Paso Electric Company is an electric utility that serves retail customers in west Texas and southern New Mexico and wholesale customers in the states of Texas and New Mexico and in the Republic of Mexico. The Company owns or has substantial ownership interests in six electrical generating facilities providing it with a total capacity of approximately 1,500 MW. The Company’s energy sources consist of nuclear fuel, natural gas, coal, purchased power and wind. The Company owns or has significant ownership interests in four major 345 kV transmission lines and three 500 kV transmission lines to provide power from Palo Verde and Four Corners, and owns the distribution network within its retail service territory. The Company is subject to regulation by the Texas and New Mexico Commissions and, with respect to wholesale power sales, transmission of electric power and the issuance of securities, by the FERC.

The Company faces a number of risks and challenges that could negatively impact its operations and financial results. The most significant of these risks and challenges are the deregulation of the electric utility industry, the possibility of increased costs, especially from Palo Verde, the Company’s high level of debt, costs and expenses or judgments related to the FERC proceedings and the possible write-off of the costs of the Company’s CIS project.

The electric utility industry in general and the Company in particular are facing significant challenges and increased competition as a result of changes in federal provisions relating to third-party transmission services and independent power production, as well as changes in state laws and regulatory provisions relating to wholesale and retail service. In 1999, both Texas and New Mexico passed industry deregulation legislation requiring the Company to separate its transmission and distribution functions, which will remain regulated, from its power generation and energy services businesses, which will operate in a competitive market in the future. New Mexico subsequently amended its deregulation law to delay the implementation date. In February 2003, a bill was introduced to repeal the New Mexico Restructuring Act. In Texas, the Company’s service territory has not yet been deregulated, but the Company is preparing for competition at the end of the Rate Freeze in 2005. There is substantial uncertainty about both the regulatory framework and market conditions that will exist at that time and the Company may incur substantial preparatory, restructuring and other costs that may not ultimately be recoverable. There can be no assurance that deregulation will not adversely affect the future operations, cash flows and financial condition of the Company.

The changing regulatory environment and the advent of unregulated power production have created a substantial risk that the Company will lose important customers. The Company’s wholesale and large retail customers already have, in varying degrees, additional alternate sources of economical power, including co-generation of electric power. Historically, the Company has lost certain large retail customers to self generation and/or co-generation and has seen reductions in wholesale sales due to new sources of generation. If the Company loses a significant portion of its retail customer base or wholesale sales, the Company may not be able to replace such revenues through either the addition of new customers or an increase in rates to remaining customers.

Another risk to the Company is potential increased costs, including the risk of additional or unanticipated costs at Palo Verde resulting from (i) increases in operation and maintenance expenses; (ii) the replacement of steam generators; (iii) an extended outage of any of the Palo Verde units; (iv) increases in estimates of decommissioning costs; (v) the storage of radioactive waste, including spent nuclear fuel; (vi) insolvency of other Palo Verde Participants and (vii) compliance with the various requirements and regulations governing commercial nuclear generating stations. At the same time, the Company’s retail base rates in Texas are effectively capped through a rate freeze ending in August 2005. Additionally, upon initiation of competition, there may be competitive pressure on the Company’s power generation rates which could reduce its profitability. The Company cannot assure that its revenues will be sufficient to recover any increased costs, including any increased costs in connection with Palo Verde or other operations, whether as a result of inflation, changes in tax laws or regulatory requirements, or other causes.

Since February 2002, the FERC has been conducting an investigation into potential manipulation of electricity prices in the western United States during 2000 and 2001. On August 13, 2002, the FERC initiated an investigation into the Company’s wholesale power trading in the western United States during 2000 and 2001. On December 5, 2002, the Company announced that it had reached a settlement with the FERC Trial Staff. In February 2003, the Company also reached a settlement with the most significant intervenors. Under the terms of the settlements, the Company agreed to refund a total of $15.5 million of revenues it earned on wholesale power transactions.

In July 2002, the Company suspended work on its CIS project to perform an assessment of the project and of alternatives to completion of the project. This assessment includes analyzing the continuing changes in the billing requirements as a result of deregulation and the impact the potential delays in the implementation of deregulation may have on the Company and the associated billing requirements. As of December 31, 2002, the Company has capitalized $17.7 million on the CIS project. If, as a result of this assessment, any portion of the amounts that have been capitalized to date to implement a new CIS system are deemed impaired or if the Company abandons the project, the Company would recognize a charge against income in the period such impairment is identified or the project is abandoned and the effect on the Company’s financial results could be material.

Liquidity and Capital Resources

The Company’s principal liquidity requirements in the near-term are expected to consist of interest and principal payments on the Company’s indebtedness, operating and capital expenditures related to the Company’s generating facilities and transmission and distribution systems, and refunds related to sales made in western power markets in 2000 and 2001. See Part I, Item 1, “Business – Regulation – FERC Regulatory Matters.” The Company expects that cash flows from operations will be sufficient for such purposes.

Long-term debt and financing obligations totaling $466.2 million are scheduled to mature or are subject to remarketing between January 2003 and February 2006. The Company expects that certain of these obligations including certain first mortgage bonds and the pollution control bonds totaling $379.3 million and the $100 million revolving credit facility, which as of December 31, 2002 approximately $47.2 million had been drawn for nuclear fuel purchases, will be refinanced through the capital markets. The Company’s ability to access capital markets may be adversely affected by uncertainties related to operating in a competitive energy market, tight credit markets and debt rating agency actions.

Long-term capital requirements of the Company will consist primarily of construction of electric utility plant and the payment of interest on and retirement and refinancing of debt. Utility construction expenditures will consist primarily of expanding and updating the transmission and distribution systems, possible addition of new generation, and the cost of capital improvements and replacements at Palo Verde and other generating facilities, including the replacement of the Palo Verde steam generators. See Part I, Item 1, “Business – Construction Program.”

During 2002, 2001 and 2000, the Company utilized $96.6 million, $128.0 million and $93.6 million, respectively, of federal tax loss carryforwards. The Company anticipates that existing federal tax loss carryforwards will be fully utilized in 2003 and after that date the Company’s cash flow requirements are expected to include greater amounts of cash for income taxes than has existed in recent years.

As a result of the recent declines in the financial markets, the Company anticipates its expenses and cash flow requirements associated with its retirement plans and other postretirement benefit plan and its cash flow requirements related to contributions to the decommissioning trust funds will increase as compared to the related expenses and cash flow requirements of recent years. Although the Company made an additional deposit of $4.7 million into the decommissioning trust funds in January 2003, the Company has not yet determined the total extent of these increased expenses and cash flow requirements.

As of December 31, 2002, the Company had approximately $75.1 million in cash and cash equivalents, an increase of $47.1 million from the December 31, 2001 balance of $28.0 million. The $100 million revolving credit facility also provides up to $70 million for nuclear fuel purchases. Any amounts not borrowed for nuclear fuel purchases may be borrowed by the Company for working capital needs. In January 2002, the revolving credit facility was renewed for a three-year term. As of December 31, 2002, approximately $47.2 million had been drawn for nuclear fuel purchases. No amounts are currently outstanding on this facility for working capital needs.

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

The Company has significantly reduced its long-term debt since its emergence from bankruptcy in 1996. From June 1, 1996 through March 7, 2003, the Company repurchased approximately $443.8 million of first mortgage bonds with internally generated cash as part of a deleveraging program and repaid the remaining $36.0 million, $34.6 million and $36.1 million of Series A, Series B and Series C First Mortgage Bonds at their maturities in February 1999, May 2001 and February 2003, respectively, which has combined to reduce the Company’s annual interest expense by approximately $44.6 million. The Company also redeemed its 11.40% Series A Preferred Stock in March 1999, which resulted in the avoidance of approximately $15.9 million in annual cash dividends that would have been payable until mandatory redemption in 2008. Common stock equity as a percentage of capitalization has increased from 19% at June 30, 1996 to 40% at December 31, 2002. In addition, the Company’s bonds are rated investment grade by two major credit rating agencies.

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

On August 1, 2002, the Company issued two series of pollution control bonds in the amounts of $37.1 million and $33.3 million to replace two series of bonds of equal value. The new bonds are due May 1, 2037 and June 1, 2032, and were issued with a fixed interest rate of 6.25% and 6.375%, respectively. These interest rates are fixed until August 1, 2005, which is the date the bonds are due to be remarketed.

The Company’s Board of Directors previously approved three stock repurchase programs allowing the Company to purchase up to fifteen million of its outstanding shares of common stock. As of March 7, 2003, the Company had repurchased 13,163,129 shares of common stock under these programs for approximately $149.4 million, including commissions. The Company may continue making purchases of its stock at open market prices and may engage in private transactions, where appropriate. Any repurchased shares will be available for issuance under employee benefit and stock option plans, or may be retired.

Historical Results of Operations

	Years Ended December 31,
	2002	2001	2000
Net income (in thousands)	$28,967	$63,659	$58,392
Diluted earnings per share	0.57	1.23	1.06

Net income decreased $34.7 million, or $0.66 diluted earnings per share, in 2002 compared to 2001 primarily due to (i) decreased economy sales margins related to significantly reduced wholesale prices in the western United States; (ii) the FERC settlements; (iii) decreased wholesale sales; (iv) increased expense at Palo Verde; (v) increased regulatory expense; (vi) decreased investment performance and (vii) a reduction in the estimate of a contingent tax liability in 2001 with no comparable amount in 2002. This decrease was partially offset by (i) the recovery of energy expenses in New Mexico; (ii) increased retail sales and (iii) decreased interest expense on long-term debt.

Net income increased $5.3 million, or $0.17 diluted earnings per share in 2001 compared to 2000 primarily due to (i) increased economy sales margins; (ii) increased retail sales; (iii) decreased interest on long-term debt and (iv) a reduction in the estimate of a contingent tax liability in 2001 with no comparable amount in 2000. This increase was partially offset by energy expenses not recovered in the New Mexico service area prior to July 2001 and increased maintenance expense due to scheduled outages.

Electric utility operating revenues net of energy expenses decreased $28.2 million in 2002 compared to 2001 primarily due to (i) decreased economy sales margins related to the significantly reduced wholesale prices in the western United States; (ii) decreased wholesale sales and (iii) decreased wheeling revenues. This decrease was partially offset by the recovery of energy expenses in New Mexico and increased retail sales.

Electric utility operating revenues net of energy expenses increased $7.8 million in 2001 compared to 2000 primarily due to increased economy sales margins and increased retail kWh sales. This increase was partially offset by energy expenses not recovered in the New Mexico service area prior to July 2001 and a sales tax refund in 2000 with no comparable activity in 2001.

Comparisons of kWh sales and electric utility operating revenues are shown below (in thousands):

			Increase / (Decrease)
Years Ended December 31:	2002	2001	Amount	Percent
Electric kWh sales:
Retail	6,321,684	6,218,472	103,212	1.7%
Sales for resale	986,134	1,460,383	(474,249)	(32.5	)(1)
Economy sales	1,483,465	929,914	553,551	59.5	(2)

Total	8,791,283	8,608,769	182,514	2.1

Electric utility operating revenues:
Base revenues:
Retail	$444,094	$435,276	$8,818	2.0%
Sales for resale	32,228	52,879	(20,651)	(39.1	)(1)

Total base revenues	476,322	488,155	(11,833)	(2.4)
Fuel revenues	158,650	164,335	(5,685)	(3.5)
Economy sales	43,654	92,452	(48,798)	(52.8	)(3)
Other(4)	6,900	9,582	(2,682)	(28.0	)(5)

Total electric utility operating revenues	$685,526	$754,524	$(68,998)	(9.1)

			Increase / (Decrease)
Years Ended December 31:	2001	2000	Amount	Percent
Electric kWh sales:
Retail	6,218,472	6,114,742	103,730	1.7%
Sales for resale	1,460,383	1,282,540	177,843	13.9	(6)
Economy sales	929,914	1,714,288	(784,374)	(45.8	)(7)

Total	8,608,769	9,111,570	(502,801)	(5.5)

Electric utility operating revenues:
Base revenues:
Retail	$435,276	$430,646	$4,630	1.1%
Sales for resale	52,879	45,698	7,181	15.7	(8)

Total base revenues	488,155	476,344	11,811	2.5
Fuel revenues	164,335	124,126	40,209	32.4	(9)
Economy sales	92,452	84,918	7,534	8.9	(10)
Other(4)	9,582	11,020	(1,438)	(13.0	)(11)

Total electric utility operating revenues	$754,524	$696,408	$58,116	8.3

(1)	Primarily due to the expiration of a wholesale power contract with IID on April 30, 2002 and decreased sales to CFE, partially offset by increased kWh sales to TNP.
(2)	Primarily due to increased available power as a result of decreased sales to IID and increased sales at Palo Verde due to transmission constraints.
(3)	Primarily due to a weaker power market in 2002 compared to the previous year.
(4)	Represents revenues with no related kWh sales.
(5)	Primarily due to decreased transmission revenues.
(6)	Primarily due to increased kWh sales to CFE and IID.
(7)	Primarily due to a weaker power market in the last half of 2001.
(8)	Primarily due to (i) increased energy expenses that are passed through directly to certain wholesale customers and (ii) increased sales to CFE.
(9)	Primarily due to increased energy expenses that are passed through directly to Texas and New Mexico (beginning June 15, 2001) jurisdictional customers.

(10)	Primarily due to (i) increased margins on economy sales and (ii) higher average prices as a result of increased energy expenses. These increases were partially offset by decreased kWh sales.
(11)	2000 includes margins on energy swaps of $4.3 million with no comparable activity in 2001. In early 2000, the Company entered into several power purchase contracts for the summer months to ensure there would be sufficient power available to meet increased customer demand. For at least two of these contracts, the Company agreed to pay market-based index prices rather than fixed prices. As power prices began to escalate in the second quarter of 2000, the Company entered into two financial swap agreements in which the Company agreed to pay fixed prices and the counterparty agreed to pay market-based prices for the notional amounts of kWh in the swap agreements. Market prices continued to escalate over the summer of 2000 and, under the swap agreement, the Company received the difference between the fixed prices and the higher market index prices on the notional kWh amounts.

Energy services operations decreased $2.9 million in 2002 compared to 2001 primarily due to a $2.0 million warranty reserve recorded by the Company in 2002 and the cessation of additional marketing activities and sales by MiraSol in 2002. Energy services operations increased $0.7 million in 2001 compared to 2000 due to the completion of several major projects in 2001.

Pursuant to the settlements with the FERC Trial Staff and principal California parties, the Company has agreed to refund $15.5 million of revenues it earned on wholesale power transactions in 2000 and 2001. Under the terms of the settlements, the Company will also make wholesale sales pursuant to its costs of service rate authority rather than its market-based rate authority from December 1, 2002 through December 31, 2004.

Other electric utility operations expense increased $8.2 million in 2002 compared to 2001 primarily due to increased Palo Verde expense and increased professional fees related to regulatory matters. Other electric utility operations expense increased $4.7 million in 2001 compared to 2000 primarily due to (i) increased other postretirement benefits costs resulting from a change in discount rate and escalation assumptions for medical costs for 2001; (ii) increased operations expense at generation plants and (iii) an increase in customer accounts expense due to recording a reserve for a large customer in 2001 with no comparable amount in 2000. These increases were partially offset by decreased outside services expense.

Electric utility maintenance expense increased $2.0 million in 2002 compared to 2001 primarily due to the timing of refueling and maintenance outages at Palo Verde. Electric utility maintenance expense increased $4.3 million in 2001 compared to 2000 primarily due to scheduled maintenance outages in 2001 at local generating stations.

Depreciation and amortization expense remained relatively unchanged in 2002 compared to 2001. The increase of $0.8 million in 2001 compared to 2000 was primarily due to an increase in depreciable plant balances.

Taxes other than income taxes remained relatively unchanged in 2002 compared to 2001 and also in 2001 compared to 2000.

Other income (deductions) decreased $4.1 million in 2002 compared to 2001 primarily due to a decrease of (i) $1.4 million in interest income on the undercollection of Texas fuel revenues; (ii) $1.1 million on investment income related to the decommissioning trust funds and (iii) a $0.5 million insurance reimbursement recognized in 2001 with no comparable activity in 2002. The decrease of $0.3 million in 2001 compared to 2000 was primarily due to a decrease of $2.4 million of investment income related to the decommissioning trust funds and the IID contract receivable. These decreases were partially offset by an increase of $1.6 million in interest income on the undercollection of Texas fuel revenues and a $0.5 million insurance reimbursement recognized in 2001 for a loss expensed in a prior period.

Interest charges decreased $7.8 million and $4.9 million in 2002 compared to 2001 and 2001 compared to 2000, respectively, primarily due to (i) a reduction in outstanding debt as a result of open market purchases of the Company’s first mortgage bonds; (ii) increased capitalized interest related to construction work in progress and (iii) decreased interest rates. The decreases in 2001 compared to 2000 were partially offset by an increase of $1.6 million in interest expense resulting from the remarketing of the pollution control bonds.

Income tax expense, excluding the tax effect of extraordinary items, decreased $18.4 million in 2002 compared to 2001 primarily due to changes in pretax income and certain permanent differences and adjustments. Income tax expense, excluding the tax effect of extraordinary items, decreased $2.5 million in 2001 compared to 2000 primarily due to changes in pretax income and certain permanent differences and adjustments including (i) a reduction to the Company’s estimated contingent federal tax liabilities based upon discussions and agreed issues with taxing authorities related to the IRS examination of the Company’s 1996 through 1998 tax returns and (ii) deductions taken for abandoned transition costs.

Extraordinary loss on extinguishments of debt, net of income tax benefit, represents the payment of premiums on debt extinguishments and the recognition of unamortized issuance expenses on that debt. In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4 “Reporting Gains and Losses from Extinguishment of Debt” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effects. Upon adoption of SFAS No. 145, gains and losses from the extinguishment of debt will not be classified as an extraordinary item unless the debt extinguishment meets the unusual in nature and infrequent of occurrence criteria in APB Opinion No. 30 “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. Beginning in 2003, the Company will classify gains and losses on the extinguishment of debt in other income (deductions) and the Company will reclassify prior period items that do not meet the extraordinary item classification criteria of APB No. 30.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” which provides accounting requirements for the recognition and measurement of liabilities associated with the retirement of tangible long-lived assets. An asset retirement obligation (“ARO”) associated with long-lived assets included within the scope of SFAS No. 143 are those for which a legal obligation exists under enacted laws, statutes, written or oral contracts, including obligations arising under the doctrine of promissory estoppel. Under the statement, these liabilities will be recognized at fair value as incurred and capitalized as part of the cost of the related tangible long-lived assets. The Company adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 affects the accounting for the decommissioning of the Company’s Palo Verde and Four Corners Stations and will change the method used to report the decommissioning obligation on the effective date. The recognition of an ARO results in an increase in the carrying cost of the related long-lived asset which will be amortized over its remaining life. The increase in the asset retirement obligation liability due to the passage of time

(accretion expense) will be treated as an operating expense. Under the Company’s current methodology, the accretion of this liability is recorded as a component of interest expense. Upon adoption of SFAS No. 143, the net difference between the amounts determined under SFAS No. 143 and the Company’s previous method of accounting for such activities, will be recognized as a cumulative effect of a change in accounting principle, net of related income taxes.

Upon emergence from bankruptcy in 1996, the Company was required under fresh-start reporting to adopt the concepts of an early exposure draft of the SFAS No. 143 project and accordingly, recognized the present value of its projected Palo Verde asset retirement costs as both a component of its capitalized cost of Palo Verde and as a decommissioning liability. Subsequently, the Company recognized accretion of the Palo Verde asset retirement obligation liability and depreciation of the Palo Verde asset retirement cost as expenses in its consolidated financial statements.

The Company is in the process of evaluating the impact of adopting SFAS No. 143 on its financial condition. Based on the current information and assumptions, the Company estimates that the adoption of the statement is expected to result in a cumulative effect after tax (non-cash) gain of approximately $40 million based on this change in accounting principle. This gain is primarily due to using a longer discount period as a result of the probability of a license extension at Palo Verde and a change in the discount rates used. The cumulative effect adjustment could vary with any changes in the assumptions. The final determination is in part a function of the discount and inflation rates existing at the time of the adoption of the statement. Additionally, although the charges to earnings for the depreciation of the asset and the accretion of the liability over the life of the plant and decommissioning period will be similar to the amounts that would have been recognized as expense under the Company’s current method of accounting, the timing of those charges will change. Subsequent to adoption, the depreciation of the asset and the accretion of the liability is expected to result in a decrease in expense in the range of approximately $7 million to $8 million per year, in the years immediately after adoption to approximately $5 million after ten years, as compared to the pre-adoption methodology.

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not believe SFAS No. 146 will have a significant impact on the Company’s consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an Interpretation of FASB Statements No. 5, 57 and 107 and a Rescission of FASB Interpretation No. 34.” This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on the Company’s consolidated financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

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

Interest Rate Risk

The Company’s long-term debt obligations are all fixed-rate obligations with varying maturities, except for its revolving credit facility, which provides for nuclear fuel financing and working capital, and is based on floating rates. Interest rate risk, if any, related to the revolving credit facility is substantially mitigated through the operation of the Texas and New Mexico Commission rules and the Company’s energy cost recovery clauses (“fuel clauses”) in certain wholesale rates. Under these rules and fuel clauses, energy costs, including interest expense on nuclear fuel financing, are passed through to customers. Currently, the Company anticipates remarketing its pollution control bonds in 2005 and issuing additional long-term debt in 2006 to retire the then outstanding 8.9% Series D First Mortgage Bonds.

The Company’s decommissioning trust funds consist of equity securities and fixed income instruments and are carried at market value. The Company faces interest rate risk on the fixed income instruments, which consist primarily of municipal, federal and corporate bonds and which were valued at $26.2 million and $26.0 million as of December 31, 2002 and 2001, respectively. A hypothetical 10% increase in interest rates would reduce the fair values of these funds by $0.4 million and $0.5 million based on their fair values at December 31, 2002 and 2001, respectively.

Equity Price Risk

The Company’s decommissioning trust funds include marketable equity securities of approximately $33.7 million and $34.9 million at December 31, 2002 and 2001, respectively. A hypothetical 20% decrease in equity prices would reduce the fair values of these funds by $6.7 million and $7.0 million based on their fair values at December 31, 2002 and 2001, respectively.

Commodity Price Risk

The Company utilizes contracts of various durations for the purchase of natural gas, uranium concentrates and coal to effectively manage its available fuel portfolio. These agreements contain fixed and variable pricing provisions and are settled by physical delivery. The fuel contracts with variable pricing provisions, as well as substantially all of the Company’s purchased power requirements, are exposed to fluctuations in prices due to unpredictable factors, including weather and various other worldwide events, which impact supply and demand. However, the Company’s exposure to fuel and purchased power price risk is substantially mitigated through the operation of the Texas and New Mexico Commission rules and the Company’s fuel clauses, as discussed previously.

In the normal course of business, the Company utilizes contracts of various durations for the forward sales and purchases of electricity to effectively manage its available generating capacity and supply needs. Such contracts include forward contracts for the sale of generating capacity and energy during periods when the Company’s available power resources are expected to exceed the requirements of its native load and sales for resale. They also include forward contracts for the purchase of wholesale capacity and energy during periods when the market price of electricity is below the Company’s expected incremental power production costs or to supplement the Company’s generating capacity when demand is anticipated to exceed such capacity. As of March 7, 2003, the Company had entered into forward sales and purchase contracts for energy as discussed in Part I, Item 1, “Business – Energy Sources – Purchased Power” and “Regulation – Power Sales Contracts.” These agreements are generally fixed-priced contracts which qualify for the “normal purchases and normal sales” exception provided in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and are not recorded at their fair value in the Company’s financial statements. Because of the operation of the Texas and New Mexico Commission rules and the Company’s fuel clauses, these contracts do not expose the Company to significant commodity price risk.

Item 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

The Shareholders and Board of Directors

El Paso Electric Company:

We have audited the accompanying consolidated balance sheets of El Paso Electric Company and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive operations, changes in common stock equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of El Paso Electric Company and subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

El Paso, Texas

February 14, 2003

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
ASSETS
(In thousands)
Utility plant:
Electric plant in service	$1,742,031	$1,708,908
Less accumulated depreciation and amortization	554,218	472,297

Net plant in service	1,187,813	1,236,611
Construction work in progress	117,595	86,802
Nuclear fuel; includes fuel in process of $9,639 and $11,356, respectively	74,070	74,004
Less accumulated amortization	34,474	33,177

Net nuclear fuel	39,596	40,827

Net utility plant	1,345,004	1,364,240

Current assets:
Cash and temporary investments	75,142	27,994
Accounts receivable, principally trade, net of allowance for doubtful accounts of $3,234 and $3,525, respectively	66,818	75,025
Accumulated deferred income taxes	28,149	39,299
Inventories, at cost	24,713	24,356
Undercollection of fuel revenues	6,401	26,797
Prepayments and other	11,961	9,741

Total current assets	213,184	203,212

Deferred charges and other assets:
Decommissioning trust funds	59,923	60,901
Undercollection of fuel revenues – noncurrent	12,404	—
Other	16,474	16,086

Total deferred charges and other assets	88,801	76,987

Total assets	$1,646,989	$1,644,439

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,
	2002	2001
CAPITALIZATION AND LIABILITIES
(In thousands except for share data)
Capitalization:
Common stock, stated value $1 per share, 100,000,000 shares authorized, 62,389,415 and 61,982,963 shares issued, and 203,046 and 267,334 restricted shares, respectively	$62,592	$62,250
Capital in excess of stated value	262,480	257,891
Unearned compensation – restricted stock awards	(1,442)	(2,041)
Retained earnings	294,742	265,775
Accumulated other comprehensive income (loss), net of tax	(14,421)	752

	603,951	584,627
Treasury stock, 12,982,995 and 11,991,637, shares respectively; at cost	(147,309)	(134,434)

Common stock equity	456,642	450,193
Long-term debt, net of current portion	588,650	590,925
Financing obligations, net of current portion	25,725	28,440

Total capitalization	1,071,017	1,069,558

Current liabilities:
Current maturities of long-term debt and financing obligations	60,961	90,355
Accounts payable, principally trade	24,899	24,626
FERC settlements payable	15,500	—
Taxes accrued other than federal income taxes	17,827	16,153
Interest accrued	15,965	16,860
Overcollection of fuel revenues	—	3,265
Other	20,556	16,502

Total current liabilities	155,708	167,761

Deferred credits and other liabilities:
Decommissioning liability	145,871	137,614
Accumulated deferred income taxes	97,084	116,850
Accrued postretirement benefit liability	88,569	84,974
Accrued pension liability	51,086	30,694
Other	37,654	36,988

Total deferred credits and other liabilities	420,264	407,120

Commitments and contingencies

Total capitalization and liabilities	$1,646,989	$1,644,439

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except for share data)

	Years Ended December 31,
	2002	2001	2000
Electric utility operating revenues	$685,526	$754,524	$696,408

Energy expenses:
Fuel	132,413	185,449	159,547
Purchased and interchanged power	97,825	85,587	61,217

	230,238	271,036	220,764

Electric utility operating revenues net of energy expenses	455,288	483,488	475,644

Energy services operations:
Operating revenues	4,559	15,181	5,241
Operating expenses	8,254	15,936	6,670

	(3,695)	(755)	(1,429)

Other electric utility operating expenses:
Other operations	144,663	136,440	131,768
FERC settlements	15,500	—	—
Maintenance	48,022	46,009	41,665
Depreciation and amortization	89,582	89,462	88,654
Taxes other than income taxes	43,219	43,220	43,154

	340,986	315,131	305,241

Operating income	110,607	167,602	168,974

Other income (deductions):
Investment and interest income (loss), net	(990)	2,453	3,482
Other, net	(2,195)	(1,576)	(2,271)

	(3,185)	877	1,211

Income before interest charges	107,422	168,479	170,185

Interest charges (credits):
Interest on long-term debt and financing obligations	55,160	62,902	67,249
Other interest	8,835	7,998	7,632
Interest capitalized	(5,641)	(4,723)	(3,756)

	58,354	66,177	71,125

Income before income taxes and extraordinary item	49,068	102,302	99,060
Income tax expense	18,011	36,424	38,896

Income before extraordinary item	31,057	65,878	60,164
Extraordinary loss on extinguishments of debt, net of income tax benefit	2,090	2,219	1,772

Net income	$28,967	$63,659	$58,392

Basic earnings per share:
Income before extraordinary item	$0.62	$1.30	$1.11
Extraordinary loss on extinguishments of debt, net of income tax benefit	0.04	0.05	0.03

Net income	$0.58	$1.25	$1.08

Diluted earnings per share:
Income before extraordinary item	$0.61	$1.27	$1.09
Extraordinary loss on extinguishments of debt, net of income tax benefit	0.04	0.04	0.03

Net income	$0.57	$1.23	$1.06

Weighted average number of shares outstanding	49,862,417	50,821,140	54,183,915

Weighted average number of shares and dilutive potential shares outstanding	50,380,468	51,722,351	55,001,625

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(In thousands)

	Years Ended December 31,
	2002	2001	2000
Net income	$28,967	$63,659	$58,392
Other comprehensive loss:
Minimum pension liability adjustments	(21,148)	(824)	—
Net unrealized losses on marketable securities:
Net holding losses arising during period	(7,657)	(5,611)	(2,883)
Reclassification adjustments for net losses included in net income	4,245	3,089	918

	(24,560)	(3,346)	(1,965)

Income tax benefit related to items of other comprehensive loss:
Minimum pension liability adjustments	8,193	313	—
Net unrealized losses on marketable securities	1,194	883	688

	9,387	1,196	688

Other comprehensive loss, net of tax	(15,173)	(2,150)	(1,277)

Comprehensive income	$13,794	$61,509	$57,115

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY

(In thousands except for share data)

	Common Stock		Capital in Excess of Stated Value	Unearned Compensation – Restricted Stock Awards	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total Common Stock Equity
	Shares	Amount
Balances at December 31, 1999	60,459,709	$60,460	$242,702	$(1,149)	$143,724	$4,179	$(28,658)	$421,258
Grants of restricted common stock	177,269	177	1,584	(1,761)				—
Stock issued upon exercise of options	93,955	94	406					500
Amortization of unearned compensation				1,601				1,601
Stock awards withheld for taxes	(25,760)	(26)	(164)					(190)
Net income					58,392			58,392
Other comprehensive loss						(1,277)		(1,277)
Treasury stock acquired, 6,030,859 shares; at cost							(68,250)	(68,250)

Balances at December 31, 2000	60,705,173	60,705	244,528	(1,309)	202,116	2,902	(96,908)	412,034
Grants of restricted common stock	187,270	187	2,410	(2,597)				—
Stock options exercised or remeasured	1,396,045	1,396	7,309					8,705
Amortization of unearned compensation				1,835				1,835
Stock awards withheld for taxes	(34,995)	(35)	(416)					(451)
Forfeitures of restricted common stock	(3,196)	(3)	(27)	30				—
Deferred taxes on stock incentive plan			41					41
Adjustment to state income tax valuation allowance			4,046					4,046
Net income					63,659			63,659
Other comprehensive loss						(2,150)		(2,150)
Treasury stock acquired, 2,760,851 shares; at cost							(37,526)	(37,526)

Balances at December 31, 2001	62,250,297	62,250	257,891	(2,041)	265,775	752	(134,434)	450,193
Grants of restricted common stock	109,240	109	1,477	(1,586)				—
Stock options exercised or remeasured	280,000	280	1,966					2,246
Amortization of unearned compensation				1,865				1,865
Stock awards withheld for taxes	(23,727)	(24)	(312)					(336)
Forfeitures of restricted common stock	(23,349)	(23)	(297)	320				—
Deferred taxes on stock incentive plan			(553)					(553)
Adjustment to federal valuation allowance			2,308					2,308
Net income					28,967			28,967
Other comprehensive loss						(15,173)		(15,173)
Treasury stock acquired, 991,358 shares; at cost							(12,875)	(12,875)

Balances at December 31, 2002	62,592,461	$62,592	$262,480	$(1,442)	$294,742	$(14,421)	$(147,309)	$456,642

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2002	2001	2000
Cash Flows From Operating Activities:
Net income	$28,967	$63,659	$58,392
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of electric plant in service	89,582	89,462	88,654
Amortization of nuclear fuel	17,968	16,272	17,125
Deferred income taxes, net	3,835	33,070	36,590
Extraordinary loss on extinguishments of debt, net of income tax benefit	2,090	2,219	1,772
Amortization and accretion of interest costs	9,838	9,444	9,390
Other operating activities	4,783	4,096	1,593
Change in:
Accounts receivable	8,207	11,622	(24,611)
Inventories	(357)	489	1,118
Net under/overcollection of fuel revenues	4,727	2,044	(18,373)
Prepayments and other	(2,220)	10,871	(2,996)
Accounts payable	273	(15,173)	17,558
FERC settlements payable	15,500	—	—
Litigation settlement payable	—	—	(16,500)
Taxes accrued other than federal income taxes	1,674	(901)	(563)
Interest accrued	(895)	332	(494)
Other current liabilities	4,054	1,534	2,022
Deferred charges and credits	2,281	6,312	5,830

Net cash provided by operating activities	190,307	235,352	176,507

Cash Flows From Investing Activities:
Cash additions to utility property, plant and equipment	(65,065)	(70,739)	(64,612)
Cash additions to nuclear fuel	(16,036)	(17,031)	(16,502)
Interest capitalized:
Utility property, plant and equipment	(5,290)	(4,246)	(3,078)
Nuclear fuel	(351)	(477)	(678)
Decommissioning trust funds:
Purchases	(19,308)	(21,791)	(21,495)
Sales and maturities	14,190	16,772	16,469
Other investing activities	(469)	101	(182)

Net cash used for investing activities	(92,329)	(97,411)	(90,078)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	2,006	8,275	—
Purchases of treasury stock	(12,875)	(37,526)	(67,750)
Repurchases of and payments on first mortgage bonds	(36,344)	(91,555)	(40,558)
Pollution control bonds:
Proceeds	70,400	—	—
Payments	(70,400)	—	—
Nuclear fuel financing obligations:
Proceeds	18,235	19,468	19,943
Payments	(19,310)	(19,336)	(20,077)
Payments on capital lease obligations	—	—	(1,688)
Other financing activities	(2,542)	(617)	(2,189)

Net cash used for financing activities	(50,830)	(121,291)	(112,319)

Net increase (decrease) in cash and temporary investments	47,148	16,650	(25,890)
Cash and temporary investments at beginning of period	27,994	11,344	37,234

Cash and temporary investments at end of period	$75,142	$27,994	$11,344

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Summary of Significant Accounting Policies

General. El Paso Electric Company is a public utility engaged in the generation, transmission and distribution of electricity in an area of approximately 10,000 square miles in west Texas and southern New Mexico. El Paso Electric Company also serves wholesale customers in the states of Texas and New Mexico and in the Republic of Mexico.

Principles of Consolidation. The consolidated financial statements include the accounts of El Paso Electric Company and its wholly-owned subsidiary, MiraSol Energy Services, Inc. (“MiraSol”) (collectively, the “Company”). MiraSol, which began operations as a separate subsidiary in March 2001, provided energy efficiency products and services previously provided by the Company’s Energy Services Business Group. On July 19, 2002, all marketing activities of MiraSol ceased. MiraSol remains a going concern in order to satisfy current contracts and warranty and service obligations on previously installed projects. See Note H. All intercompany transactions and balances have been eliminated in consolidation. Additionally, the revenues and expenses of the former Energy Services Business Group have been reclassified for all periods presented in the accompanying consolidated statements of operations as energy services revenues and expenses.

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

Utility Plant. Depreciation is provided on a straight-line basis over the estimated remaining lives of the assets (ranging from 5 to 31 years), except for approximately $298 million of reorganization value allocated primarily to net transmission, distribution and general plant in service and approximately $25.5 million of decommissioning costs. These amounts are being depreciated over the ten-year period of a rate settlement (the “Texas Rate Stipulation”). For all other utility plant, Texas and New Mexico depreciation lives are the same. Amortization of intangible plant (software) is provided on a straight-line basis over the estimated useful life of the asset (ranging from 3 to 10 years).

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

The Company recorded a liability for its interest in Palo Verde equal to the present value of the Company’s portion of total estimated decommissioning costs using a cost inflation rate of 3% and a discount rate of 6%. Accretion of the decommissioning liability is charged to other interest charges in the statements of operations. Changes in the decommissioning liability arising from changes in the timing or amount of estimated total decommissioning costs are capitalized to utility plant. Effective January 1, 2003, the Company has adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.”

The cost of nuclear fuel is amortized to fuel expense on a units-of-production basis. A provision for spent fuel disposal costs is charged to expense based on requirements of the Department of Energy (the “DOE”) for disposal cost of approximately one-tenth of one cent on each kWh generated. The Company is also amortizing its share of costs, associated with on-site spent fuel storage casks at Palo Verde over the burn period of the fuel that will necessitate the use of the storage casks. See Note C.

Impairment of Long-Lived Assets. The Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” on January 1, 2002. The adoption of SFAS No. 144 did not affect the Company’s consolidated financial statements. In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimate undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”

Capitalized Interest. The Company capitalizes interest cost to construction work in progress and nuclear fuel in process in accordance with SFAS No. 34, “Capitalization of Interest Cost.”

Cash and Cash Equivalents. All temporary cash investments with an original maturity of three months or less are considered cash equivalents.

Investments. The Company’s marketable securities, included in decommissioning trust funds in the balance sheets, are reported at fair market value and consist primarily of equity securities and municipal, federal and corporate bonds in trust funds established for decommissioning of its interest in Palo Verde. Such marketable securities are classified as “available-for-sale” securities and, as such, unrealized gains

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and losses are included in accumulated other comprehensive income as a separate component of common stock equity. However, if declines in fair value of marketable securities below original cost basis are determined to be other than temporary, then the declines are reported as losses in the consolidated statement of operations and a new cost basis is established for the affected securities at fair value.

Inventories. Inventories, primarily parts, materials, supplies and fuel oil are stated at average cost not to exceed recoverable cost.

Electric Utility Operating Revenues Net of Energy Expenses. The Company accrues revenues for services rendered, including unbilled electric service revenues. Energy expenses are stated at actual cost incurred. The Company’s Texas and New Mexico (as of June 2001) retail customers are presently being billed under a fixed fuel factor approved by the state commissions. The Company’s recovery of energy expenses in these jurisdictions is subject to periodic reconciliations of actual energy expenses incurred to actual fuel revenues collected. The difference between energy expenses incurred and fuel revenues charged to the Company’s Texas and New Mexico customers, as determined under Texas and New Mexico Commission rules is reflected as net over/undercollection of fuel revenues in the balance sheets.

Allowance for Doubtful Accounts. Additions, deductions and balances for allowance for doubtful accounts for 2002, 2001 and 2000 are as follows (in thousands):

	2002	2001	2000
Balance at beginning of year	$3,525	$3,325	$2,461
Additions:
Charged to costs and expense	2,909	3,962	2,871
Charged to other accounts(1)	835	689	541
Deductions(2)	4,035	4,451	2,548

Balance at end of year	$3,234	$3,525	$3,325

(1)	Recovery of amounts previously written off.
(2)	Uncollectible receivables written off.

Income Taxes. The Company accounts for federal and state income taxes under the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the estimated future tax consequences of “temporary differences” by applying enacted statutory tax rates for each taxable jurisdiction applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The Company records a valuation allowance to reduce its deferred tax assets to the extent it is more likely than not that such deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings per Share. Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares and the dilutive impact of stock options which were outstanding during the period calculated by the treasury stock method and unvested restricted stock.

Legal Costs. The Company expenses legal costs, including expenses related to loss contingencies, as they are incurred.

Benefit Plans. See Note J for accounting policies regarding the Company’s retirement plans and postretirement benefits.

Stock Options and Restricted Stock. The Company has two stock-based long-term incentive plans, which are described more fully in Note D. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation expense is recognized for the intrinsic value, if any, of option grants at measurement date ratably over the vesting period of the options. Had compensation expense for the plans been determined based on the fair value at grant date on a straight-line basis over the vesting period, consistent with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts presented below:

	Years Ended December 31,
	2002	2001	2000
Net income, as reported	$28,967	$63,659	$58,392
Deduct: Compensation expense, net of tax	1,326	1,384	989

Pro forma net income	$27,641	$62,275	$57,403

Basic earnings per share:
As reported	$0.58	$1.25	$1.08
Pro forma	0.55	1.23	1.06
Diluted earnings per share:
As reported	0.57	1.23	1.06
Pro forma	0.55	1.20	1.04

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value for these options was estimated at the grant date using the Black-Scholes option pricing model. Weighted average assumptions and grant-date fair value for 2002, 2001 and 2000 are presented below:

	2002	2001	2000
Risk-free interest rate	5.22%	5.06%	6.23%
Expected life, in years	10	10	10
Expected volatility	26.10%	27.92%	33.85%
Expected dividend yield	—	—	—
Fair value per option	$6.75	$7.18	$6.78

Compensation expense for the restricted stock awards is recognized for the fair value as measured by the quoted market price of the shares at the award date ratably over the restriction period. Unearned compensation related to restricted stock awards is shown as a reduction of common stock equity.

Other New Accounting Standards. At January 1, 2002, the Company adopted SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” The implementation of these statements did not have an impact on the Company’s financial position or results of operations.

Reclassification. Certain amounts in the consolidated financial statements for 2001 and 2000 have been reclassified to conform with the 2002 presentation.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Statements of Cash Flows Disclosures (in thousands)

	Years Ended December 31,
	2002	2001	2000
Cash paid for:
Interest on long-term debt and financing obligations	$55,785	$61,067	$64,141
Income taxes	15,133	3,550	1,200
Other interest	16	23	237

Non-cash investing and financing activities:
Grants of restricted shares of common stock	1,586	2,597	1,761
Remeasurements of options	240	430	—
Acquisition of treasury stock for options exercised	—	—	500
Change in estimate of decommissioning liability capitalized to electric plant in service	—	1,795	—
Change in federal and state deferred tax valuation allowance credited to capital in excess of stated value(1)	2,308	4,046	—

(1)	See Note G.

B. Regulation

General

In 1999, both the Texas and New Mexico legislatures enacted electric utility industry restructuring laws requiring competition in certain functions of the industry and ultimately in the Company’s service area. Competition in New Mexico was scheduled to begin on January 1, 2002 under the New Mexico Electric Utility Industry Restructuring Act of 1999 (“New Mexico Restructuring Act”). On March 8, 2001, however, the New Mexico Restructuring Act was amended to delay the start of competition for five years until January 1, 2007, and on February 28, 2003, the New Mexico Senate passed Senate Bill 718 to repeal the New Mexico Restructuring Act. The Company cannot predict whether this pending legislation will pass the New Mexico House of Representatives and be signed into law by the Governor of New Mexico. In Texas, the Company is exempt from the requirements of Chapter 39 of the Public Utility Regulatory Act (“PURA”), including utility restructuring and retail competition, until the expiration of the Freeze Period in August 2005.

The Company continues to prepare to comply with these restructuring laws and other regulatory, economic and technological changes occurring throughout the industry. Deregulation of the production of electricity and related services and increasing customer demand for lower priced electricity

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and other energy services have accelerated the industry’s movement toward more competitive pricing and cost structures. Those competitive pressures could result in the loss of customers and diminish the ability of the Company to fully recover its investment in generation assets. In January 2002, competition was initiated in some parts of Texas. As a result, the Company may face increasing pressure on its retail rates and its rate freeze under the Texas Rate Stipulation. The Company’s results of operations and cash flows may be adversely affected if it cannot maintain its current retail rates.

Federal Regulatory Matters

Federal Energy Regulatory Commission. The Company is subject to regulation by the FERC in certain matters, including rates for wholesale power sales, transmission of electric power and the issuance of securities.

Since February 2002, the FERC has been conducting an investigation into potential manipulation of electricity prices in the western United States during 2000 and 2001. On August 13, 2002, the FERC initiated a Federal Power Act (“FPA”) investigation (Docket No. EL02-113) into the Company’s wholesale power trading in the western United States during 2000 and 2001 to determine whether the Company and Enron engaged in misconduct and, if so, to determine potential remedies. Depending on its findings, the FERC could seek to revoke the Company’s market-based rate authority or order refunds or disgorgements. The Company’s revenue from economy sales in the western United States during 2000 and 2001 was approximately $100 million, and net income from these sales after taxes and margin sharing with retail customers was approximately $37 million. Intervenors in the proceeding include the California Attorney General, the California Public Utilities Commission, the California Independent System Operator, Pacific Gas and Electric, the cities of Burbank, California and Tacoma, Washington and others with similar interests.

On December 5, 2002, the Company announced that it had reached a settlement with the FERC Trial Staff. The settlement resolves all issues between the Company and the Trial Staff. In February 2003, the Company also reached a settlement with the California Attorney General and the California Electricity Oversight Board. In addition, the California Public Utilities Commission and Pacific Gas and Electric agreed not to oppose the settlements. Under the terms of the settlements, the Company agrees to refund a total of $15.5 million of revenues it earned on wholesale power transactions. This amount has been accrued as a liability as of December 31, 2002. The Company also agrees to make wholesale sales pursuant to its cost of service rate authority rather than its market-based rate authority from December 1, 2002 through December 31, 2004. During 2002, economy sales prices were below the rates the Company would be allowed to charge under its cost of service tariffs.

In its December 5 testimony, the FERC Trial Staff asserts that the Company violated Sections 205 and 206 of the FPA by not filing a tariff with the FERC to collect monies with respect to its parking and lending services and its supplemental services provided for Enron and in not offering these services on an open access, non-discriminatory basis. The Trial Staff also contends that the Company violated Section 203 of the FPA by allegedly ceding control over its generation to Enron when Enron ran the Company’s real-time marketing desk and by entering into an agreement with Enron whereby

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Enron received valuable information from the Company as well as compensation based on calculated cost savings. Additionally, the Trial Staff maintains that the Company engaged in activities that it describes as “ricochet” or “megawatt laundering.” The Trial Staff calculates the Company earned approximately $21 million on an after-tax basis for sales above the Company’s cost-based rate authority. Finally, the Trial Staff submits that the Company may have violated FERC Order No. 888 open access transmission requirements by not posting generation swap transactions it performed with Enron and by not filing tariffs for parking, lending and hubbing services performed for Enron. In the interest of settlement, the parties to the settlement agreed to make no determination regarding any violation of legal provisions. The settlements are subject to FERC approval, and in the event the FERC does not approve the settlements, neither the Company, the Trial Staff nor the settling intervenors will be bound by their terms.

The Company has denied and will continue to deny the allegations made by FERC Trial Staff and the intervenors. The City of Tacoma, Washington filed testimony on December 19, 2002 and its witness concurred with the Trial Staff’s findings and the proposed remedy regarding the Company. The Company’s direct testimony, filed February 4, 2003, and rebuttal testimony, filed March 4, 2003, support the settlements and respond to issues raised by the Trial Staff and intervenors. The Company’s testimony asserts that it has not violated the FPA or any FERC regulation. The hearing is set to begin April 1, 2003.

RTOs. On December 15, 1999, the FERC approved its final rule (“Order 2000”) on Regional Transmission Organizations (“RTOs”). Order 2000 strongly encourages, but does not require, public utilities to form and join RTOs. Order 2000 also proposes RTO startup by December 15, 2001. The Company is an active participant in the development of WestConnect, formerly known as the Desert Southwest Transmission and Reliability Operator. The Company believes WestConnect will qualify as an RTO under Order 2000. The Company intends, subject to the resolution of outstanding issues, to participate in WestConnect. As a participating transmission owner, the Company will transfer operational authority of its transmission system to WestConnect subject to receiving any necessary regulatory approvals. The WestConnect proposal was submitted to the FERC on October 15, 2000. On October 10, 2002, FERC issued an order indicating that the WestConnect proposal satisfied, or with certain modifications would satisfy, the FERC requirements for an RTO under Order 2000. WestConnect will continue to work with the FERC and two other proposed RTOs in the west to achieve seamless operations.

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nuclear Regulatory Commission. The Nuclear Regulatory Commission (“NRC”) has jurisdiction over the Company’s licenses for Palo Verde and regulates the operation of nuclear generating stations to protect the health and safety of the public from radiation hazards. The NRC also has the authority to conduct environmental reviews pursuant to the National Environmental Policy Act.

Texas Regulatory Matters

The rates and services of the Company are regulated in Texas municipalities by those municipalities and in unincorporated areas by the Texas Commission. The largest municipality in the Company’s service area is the City of El Paso. The Texas Commission has exclusive appellate jurisdiction to review municipal orders and ordinances regarding rates and services in Texas and jurisdiction over certain other activities of the Company. The decisions of the Texas Commission are subject to judicial review.

Deregulation. PURA Chapter 39 required an investor-owned electric utility to separate its power generation activities from its transmission and distribution activities by January 1, 2002, and on that date, retail competition was instituted in some parts of Texas. In the case of the Company, however, the exemption from PURA Chapter 39 specifically recognized and preserved the Company’s Texas Rate Stipulation and Texas Settlement Agreement by, among other things, exempting the Company’s Texas service area from retail competition until the end of the Freeze Period. At the end of the Freeze Period, the Company will be subject to all the applicable provisions of the law. At that time, the Company will be permitted to continue to recover nuclear decommissioning costs through a non-bypassable customer charge in its distribution rates. Under its exemption from PURA Chapter 39, however, the Company will have no claim for stranded cost recovery. (Stated simply, stranded costs are the positive difference, if any, between the book value of electric generating assets, including long-term purchase power contracts, and the market value of those assets).

Although the Company is not subject to the requirements of PURA Chapter 39 until the expiration of the Freeze Period, the Company sought Texas Commission approval of the Company’s corporate restructuring in anticipation of complying with the restructuring requirements of the New Mexico Restructuring Act. In December 2000, the Texas Commission approved the Company’s corporate restructuring plan. However, the amended New Mexico Restructuring Act now prohibits the separation of the Company’s generation activities from its transmission and distribution activities before September 1, 2005. Both Texas and New Mexico Legislatures will be in session in 2003, and either or both could amend their respective restructuring laws during these sessions. However, the Company cannot predict whether any changes to the current restructuring laws will be made, and how or when such changes, if any, would be implemented.

Texas Rate Stipulation and Texas Settlement Agreement. The Texas Rate Stipulation and Texas Settlement Agreement govern the Company’s rates for its Texas customers but do not deprive the Texas regulatory authorities of their jurisdiction over the Company during the Freeze Period. However, the Texas Commission determined that the rate freeze is in the public interest and results in just and reasonable rates. Further, the signatories to the Texas Rate Stipulation (other than the Texas Office of

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Public Utility Counsel and the State of Texas) agreed not to seek to initiate an inquiry into the reasonableness of the Company’s rates during the Freeze Period and to support the Company’s entitlement to rates at the freeze level throughout the Freeze Period. During the Freeze Period, the Company is precluded from seeking base rate increases in Texas, even in the event of increased operating or capital costs. In the event of a merger, the parties to the Texas Rate Stipulation retain all rights provided in the Texas Rate Stipulation, the right to participate as a party in any proceeding related to the merger, and the right to pursue a reduction in rates below the freeze level to the extent of post-merger synergy savings.

Fuel. Although the Company’s base rates are frozen in Texas, pursuant to Texas Commission rules and the Texas Rate Stipulation, the Company can request adjustments to its fuel factor to more accurately reflect projected energy costs associated with the provision of electricity as well as seek recovery of past undercollections of fuel revenues.

In October 2001, the Texas Commission approved the Texas Fuel Settlement between the Company and the parties which had intervened, including the City of El Paso, which increased the Texas fuel factor to $0.02494 per kWh (an increase of $0.00308 per kWh). This factor was implemented on an interim basis in April 2001. The Texas Fuel Settlement also provides for the surcharge of underrecovered fuel costs as of December 31, 2000 of approximately $15 million plus interest over an 18-month period. The fuel surcharge was implemented on an interim basis beginning with the first billing cycle in June 2001. The Company terminated its interim fuel surcharge with the last billing cycle in November 2002 as expected, having collected $17.5 million, or 99% of the $17.7 million it had anticipated would be collected over the 18-month period.

On July 1, 2002, the Company filed a petition with the Texas Commission to reconcile the Company’s fuel and purchased power expenses and associated revenues for the three-year period January 1, 1999 through December 31, 2001. This filing was made pursuant to Texas Commission rules, which require companies to submit a fuel reconciliation at least every three years. Among other things, the Company’s petition included a request for: (i) a reconciliation of the Company’s Texas jurisdiction eligible fuel costs for the period of $277.0 million and fuel factor revenues of $268.9 million; (ii) recovery of Palo Verde performance rewards of $21.6 million, including interest, for achieving a three period average capacity factor of 89.8% (the three periods used for this reward amount, each of which consists of a three-year rolling average, are the periods ended in 1998, 1999 and 2000) which, pursuant to the Texas Fuel Settlement, the Texas Commission shall treat as reconciled and (iii) authority to recover its net underrecovered fuel expenses and Palo Verde performance rewards, including interest, through a surcharge which would not overlap or exceed the interim surcharge.

The Company previously agreed to contribute 50% of the Palo Verde performance rewards to fund programs for bill payment assistance and demand side management programs in its Texas service territory. The Texas Commission staff, local regulatory authorities such as the City of El Paso and customers are entitled to intervene in a fuel reconciliation proceeding and to challenge the prudence of fuel and purchased power expenses. The Company anticipates that it will take nine to twelve months to receive a final order from the Texas Commission. Because of the length of time necessary to conclude

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the reconciliation proceeding and to subsequently collect the underrecovered amount, the Company has classified as a non-current asset approximately $12.4 million of underrecovered fuel expense subject to the reconciliation proceeding.

Palo Verde Performance Standards. The Texas Commission established performance standards for the operation of Palo Verde, pursuant to which each Palo Verde unit is evaluated annually to determine whether its three-year rolling average capacity factor entitles the Company to a reward or subjects it to a penalty. The capacity factor is calculated as the ratio of actual generation to maximum possible generation. If the capacity factor, as measured on a station-wide basis for any consecutive 24-month period, should fall below 35%, the Texas Commission can also reconsider the rate treatment of Palo Verde, regardless of the provisions of the Texas Rate Stipulation and the Texas Settlement Agreement. The removal of Palo Verde from rate base could have a significant negative impact on the Company’s revenues and financial condition. Under the performance standards as modified by the Texas Fuel Settlement, the Company has calculated the performance awards for the reporting periods ending in 2001 and 2002 to be approximately $1.1 million and $1.3 million, respectively. These rewards will be included, along with energy costs incurred and revenues billed, as part of the Texas Commission’s review during a future periodic fuel reconciliation proceeding as discussed above. Performance rewards are not recorded on the Company’s books until the Texas Commission has ordered a final determination in a fuel proceeding. Performance penalties are recorded when assessed as probable by the Company.

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

Deregulation. In March 2001, the New Mexico Legislature amended the New Mexico Restructuring Act to postpone deregulation in New Mexico until January 1, 2007, and to prohibit the separation of a utility’s transmission and distribution activities from its existing generation activities prior to September 1, 2005. The amended New Mexico Restructuring Act permits utilities to form holding companies subject to New Mexico approval with conditions. It also allows the utility, until corporate separation occurs, to participate in unregulated generation activities if the generation is not intended to serve New Mexico retail customers.

The amended New Mexico Restructuring Act prohibiting the separation of the Company’s generation activities from its transmission and distribution activities prior to September 1, 2005 may conflict with the Texas Restructuring Law requiring separation of those activities after the expiration of the Freeze Period in August 2005. The Company anticipates that it will make a filing with the New Mexico Commission in 2004 requesting approval to separate the Company’s generation activities from its transmission and distribution activities to allow the Company to restructure in order to comply with Texas restructuring requirements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 28, 2003, the New Mexico Senate passed Senate Bill 718 to repeal the New Mexico Restructuring Act. The Company cannot predict whether such legislation will pass the New Mexico House of Representatives and be signed into law by the Governor of New Mexico.

Fuel. The New Mexico Settlement Agreement approved by the New Mexico Commission in September 1998 eliminated the then existing fuel factor of $0.01949 per kWh by incorporating it into frozen base rates. Accordingly, the Company was required to absorb any increases in fuel and purchased power (“energy”) expenses related to its New Mexico retail customers until new rates were implemented subsequent to the end of the rate freeze on April 30, 2001. The average energy expenses incurred for New Mexico jurisdictional customers exceeded this fuel factor by a substantial amount. Therefore, on April 23, 2001, the Company filed a petition with the New Mexico Commission proposing a settlement that would implement a new incremental fixed fuel and purchased power factor (“fuel factor”) effective June 15, 2001, while leaving the existing $0.01949 fuel factor as part of the still frozen base rates, and reinstate for a two-year period a fuel and purchased power adjustment clause in lieu of a base rate increase (the “New Mexico Fuel Factor Agreement”). The New Mexico Commission entered its final order on January 8, 2002 implementing the New Mexico Fuel Factor Agreement and setting an initial incremental fixed fuel factor of $0.01501 per kWh.

On February 12, 2002, the Company filed a petition with the New Mexico Commission for an incremental fuel factor decrease to $0.00420 per kWh. The New Mexico Commission issued an order approving that decrease on February 19, 2002. This new incremental fuel factor was implemented as of the first billing cycle in March 2002.

At the end of the two-year Freeze Period in June 2003, the Company will be required to file (i) a reconciliation of fuel revenues and expenses and (ii) a base rate case. At that time the New Mexico fuel factor will be reset to an amount equal to the actual energy expenses for the first six months of 2003. This reset fuel factor will remain in effect until the completion of the rate case which could take ten to twelve months to prosecute.

Sales for Resale

During 2002, the Company provided Imperial Irrigation District (“IID”) with 100 MW of firm capacity and associated energy and 50 MW of system contingent capacity and associated energy pursuant to a 17-year agreement which expired on April 30, 2002. The Company also provided Texas-New Mexico Power Company (“TNP”) in 2002 with up to 75 MW of firm capacity and associated energy pursuant to an agreement that expired on December 31, 2002. The Company’s sales for resale in 2002 included sales of $15.4 million and $31.5 million to IID and TNP, respectively, under contracts which expired in 2002 and which have not been renewed. The Company also sold 100 MW of interruptible energy to CFE during the months of June and July 2002.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

C. Palo Verde and Other Jointly-Owned Utility Plant

The Company owns a 15.8% interest in each of the three nuclear generating units and Common Facilities at Palo Verde. The Palo Verde Participants include the Company and six other utilities: Arizona Public Service Company (“APS”), Southern California Edison Company (“SCE”), PNM, Southern California Public Power Authority, Salt River Project Agricultural Improvement and Power District (“SRP”) and the Los Angeles Department of Water and Power. APS serves as operating agent for Palo Verde. The operation of Palo Verde and the relationship among the Palo Verde Participants is governed by the Arizona Nuclear Power Project Participation Agreement (the “ANPP Participation Agreement”).

Pursuant to the ANPP Participation Agreement, the Palo Verde Participants share costs and generating entitlements in the same proportion as their percentage interests in the generating units, and each participant is required to fund its share of fuel, other operations, maintenance and capital costs. The ANPP Participation Agreement provides that if a participant fails to meet its payment obligations, each non-defaulting participant shall pay its proportionate share of the payments owed by the defaulting participant. Because it is impracticable to predict defaulting participants, the Company cannot estimate the maximum potential amount of future payment, if any, which could be required under this provision.

Other jointly-owned utility plant includes a 7% interest in Units 4 and 5 at Four Corners Generating Station (“Four Corners”) and certain other transmission facilities. A summary of the Company’s investment in jointly-owned utility plant, excluding fuel, at December 31, 2002 and 2001 is as follows (in thousands):

	December 31, 2002		December 31, 2001
	Palo Verde Station	Other	Palo Verde Station	Other
Electric plant in service	$611,580	$184,429	$606,743	$183,942
Accumulated depreciation	(139,271)	(99,136)	(120,454)	(84,631)
Construction work in progress	46,761	3,649	29,152	1,826

Decommissioning. Pursuant to the ANPP Participation Agreement and federal law, the Company must fund its share of the estimated costs to decommission Palo Verde Units 1, 2 and 3, including the Common Facilities, over their estimated useful lives of 40 years (to 2024, 2025 and 2027, respectively). The Company’s funding requirements are determined every three years based upon engineering cost estimates performed by outside engineers retained by APS.

In accordance with the ANPP Participation Agreement, the Company is required to establish a minimum accumulation and a minimum funding level in its decommissioning account at the end of each annual reporting period during the life of the plant. In order for the Company to remain above its minimum funding level as of December 31, 2002, an additional deposit of $4.7 million was made in January 2003 due to significant market value declines in its invested decommissioning funds. As a result

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the recent declines in the financial markets, the Company anticipates its cash contributions to the decommissioning trust funds will increase as compared to recent years.

The Company has established external trusts with independent trustees, which enable the Company to record a current deduction for federal income tax purposes of a portion of amounts funded. As of December 31, 2002 and 2001, the fair market value of the trust funds was approximately $59.9 million and $60.9 million, respectively, which is reflected in the Company’s balance sheets in deferred charges and other assets.

In August 2002, the Palo Verde Participants approved the 2001 Palo Verde decommissioning study. Some changes in the cost calculations occurred between the prior 1998 study and the 2001 study. The 2001 study determined that the Company must fund approximately $311.6 million (stated in 2001 dollars) to cover its share of decommissioning costs. The previous cost estimate from the 1998 study determined that the Company would fund approximately $280.5 million (stated in 1998 dollars). The 2001 estimate reflects an 11.1% increase, or 3.6% average annual increase from the 1998 estimate primarily due to increases in estimated costs for site restoration at each unit, pre and post-shutdown transitioning and decommissioning preparations, spent fuel storage after operations have ceased and for the Unit 2 steam generator storage. The decommissioning study is stated in constant dollars and makes no inflation assumptions. See “Spent Fuel Storage” below.

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

Historically, regulated utilities such as the Company have been permitted to collect in rates the costs of nuclear decommissioning. Under deregulation legislation in both Texas and New Mexico, the Company expects to continue to be able to collect from customers the costs of decommissioning. The collection mechanism in both states is anticipated to be a “non-bypassable wires charge” through which all customers, even those who choose to purchase energy from a supplier other than the Company, are to pay a fee to the Company’s electric distribution subsidiary. The amount of this fee will be approved by the Texas and New Mexico Commissions and is expected to cover decommissioning. In the Company’s case, collection of the fee will begin in Texas following the end of the Freeze Period in August 2005 and in New Mexico in 2007, which is the current date for the beginning of retail competition. While the Company is entitled to collect decommissioning costs in full under Texas law, there is some uncertainty in New Mexico as to the ability to collect 100% of such costs. See Note B.

Spent Fuel Storage. The original spent fuel storage facilities at Palo Verde will have sufficient capacity to store all fuel expected to be discharged from normal operation of all three Palo Verde units through 2003. Alternative on-site storage facilities and casks are being constructed to supplement

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

existing facilities. In March 2003, APS began removing spent fuel from the original facilities as necessary and placing it in special storage casks which will be stored at the new facilities until accepted by the DOE for permanent disposal. The decommissioning study assumes that costs to store fuel on-site will become the responsibility of the DOE after the year 2037.

Pursuant to the Nuclear Waste Policy Act of 1982, as amended in 1987 (the “Waste Act”), the DOE is legally obligated to accept and dispose of all spent nuclear fuel and other high-level radioactive waste generated by all domestic power reactors. In accordance with the Waste Act, the DOE entered into a spent nuclear fuel contract with the Company and all other Palo Verde Participants. The DOE has previously reported that its spent nuclear fuel disposal facilities would not be in operation until 2010. Subsequent judicial decisions required the DOE to start accepting spent nuclear fuel by January 31, 1998. The DOE did not meet that deadline, and the Company cannot currently predict when spent fuel shipments to the DOE’s permanent disposal site will commence.

The Company expects to incur significant on-site spent fuel storage costs during the life of Palo Verde that the Company believes are the responsibility of the DOE. These costs will be amortized over the burn period of the fuel that will necessitate the use of the alternative on-site storage facilities until an agreement is reached with the DOE for recovery of these costs. APS is monitoring pending litigation between the DOE and other nuclear operators before initiating legal proceedings or other procedural measures on behalf of the Palo Verde Participants to recover monetary damages associated with the delay in DOE’s acceptance of spent fuel. The Company is unable to predict the outcome of these matters at this time.

Disposal of Low-Level Radioactive Waste. Congress has established requirements for the disposal by each state of low-level radioactive waste generated within its borders. Arizona, California, North Dakota and South Dakota have entered into a compact (the “Southwestern Compact”) for the disposal of low-level radioactive waste. California will act as the first host state of the Southwestern Compact, and Arizona will serve as the second host state. The construction and opening of the California low-level radioactive waste disposal site in Ward Valley has been delayed due to extensive public hearings, disputes over environmental issues and review of technical issues related to the proposed site. Palo Verde is projected to undergo decommissioning during the period in which Arizona will act as host for the Southwestern Compact. The opposition, delays, uncertainty and costs experienced in California demonstrate possible roadblocks that may be encountered when Arizona seeks to open its own waste repository.

Steam Generators. Palo Verde has experienced degradation in the steam generator tubes of each unit. The projected service lives of the Palo Verde steam generators are reassessed by APS periodically in conjunction with inspections made during scheduled outages at the Palo Verde units. In December 1999, the Palo Verde Participants unanimously approved installation of new steam generators at Unit 2. This decision was based on an analysis of the net economic benefit from expected improved performance of the unit and the need to realize continued production from that unit over its full licensed life. Steam generator replacement, together with ancillary capital improvements, also permits an increase of power output. Fabrication and delivery of Unit 2 steam generators is complete.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components are being stored at Palo Verde in preparation for installation in the fall of 2003. The Company’s portion of costs associated with construction and installation of new steam generators in Unit 2, together with power uprate modifications, is currently estimated to be $35.9 million or $40.8 million with replacement power costs.

APS has identified accelerated degradation in the tubes in Units 1 and 3 and has concluded that it is economically desirable to replace the steam generators at those units. While analyses related to timing of installation of steam generators at Units 1 and 3 are ongoing, the Company and the other participants approved the expenditure of $199.2 million (the Company’s portion being $31.5 million) for fabrication and transport of steam generators for Units 1 and 3. In addition, APS has proposed, and the participants have approved the expenditure of $28.4 million (the Company’s portion being $4.5 million) for pre-installation and power uprate work for Units 1 and 3. In addition to these approved amounts, $220.1 million (the Company’s portion being $34.7 million) is necessary to fund installation of the Units 1 and 3 replacement steam generators and complete power uprates at those units. Present plans are for replacement steam generators to be installed at Units 1 and 3 in 2005 and 2007, respectively.

The eventual total cost of steam generator replacement for Units 1, 2 and 3 is currently estimated to be $674.8 million excluding replacement power costs (the Company’s portion being $106.6 million of which $26.6 million, excluding capitalized interest and overhead, is in construction work in progress as of December 31, 2002) payable over a period of 11 years starting in 1998. The Company expects its portion will be funded with internally generated cash.

The Texas Rate Stipulation precludes the Company from seeking a rate increase to recover additional capital costs incurred at Palo Verde during the Freeze Period. The Company cannot assure that it will be able to recover these capital costs through its wholesale power rates or its competitive retail rates that become applicable after the start of competition.

Liability and Insurance Matters. In 1957, Congress enacted the Price-Anderson Act as an amendment to the Atomic Energy Act to provide a system of financial protection for persons who may be injured and persons who may be liable for a nuclear incident. The Price-Anderson Act will expire on December 31, 2003, unless extended by Congress. Existing licensees, such as the Company, are grandfathered and will continue to be subject to the provisions of the Price-Anderson Act in the event Congress does not further extend its expiration date. The amount of DOE indemnification currently available under the act is $9.43 billion. Additionally, the Palo Verde Participants have public liability insurance against nuclear energy hazards up to the full limit of liability under the Price-Anderson Act. The insurance consists of $200 million of primary liability insurance provided by commercial insurance carriers, with the balance being provided by an industry-wide retrospective assessment program, pursuant to which industry participants would be required to pay a retrospective assessment to cover any loss in excess of $200 million. Effective August 1998, the maximum retrospective assessment per reactor for each nuclear incident is approximately $88.1 million, subject to an annual limit of $10 million per incident. Based upon the Company’s 15.8% interest in Palo Verde, the Company’s maximum potential retrospective assessment per incident is approximately $41.8 million for all three units with an annual payment limitation of approximately $4.7 million.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Palo Verde Participants maintain “all risk” (including nuclear hazards) insurance for damage to, and decontamination of, property at Palo Verde in the aggregate amount of $2.75 billion, a substantial portion of which must first be applied to stabilization and decontamination. The Company also has obtained insurance against a portion of any increased cost of generation or purchased power which may result from an accidental outage of any of the three Palo Verde units if the outage exceeds 12 weeks.

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options. Stock options have been granted at exercise prices equal to or greater than the market value of the underlying shares at the date of grant. The options expire ten years from the date of grant unless terminated earlier by the Board of Directors. The following table summarizes the transactions of the Company’s stock options for 2002, 2001 and 2000:

	Number of Shares	Weighted Average Exercise Price
Unexercised options outstanding at December 31, 1999	2,790,644	$6.36
Options granted	248,159	11.48
Options exercised	(93,955)	5.32

Unexercised options outstanding at December 31, 2000	2,944,848	6.86
Options granted	706,677	14.04
Options exercised	(1,396,045)	5.93

Unexercised options outstanding at December 31, 2001	2,255,480	9.64
Options granted	257,257	13.39
Options exercised	(280,000)	8.02
Options forfeited	(20,000)	8.75

Unexercised options outstanding at December 31, 2002	2,212,737	10.40

Stock option awards provide for vesting periods of up to six years. Stock options outstanding and exercisable at December 31, 2002 are as follows:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number Outstanding	Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.56 -$9.8125	1,093,076	4.3	$7.03	964,076	$6.88

10.375 - 15.99	1,119,661	8.8	13.69	219,661	13.10

	2,212,737			1,183,737

The number of stock options exercisable and the weighted average exercise price of these stock options at December 31, 2002, 2001 and 2000 are as follows:

	December 31,
	2002	2001	2000
Number of stock options exercisable	1,183,737	1,233,480	2,159,848
Weighted average exercise price	$8.04	$7.55	$6.22

Restricted Stock. The Company has awarded vested and unvested restricted stock awards under the 1996 and 1999 Plans. Restrictions from resale generally lapse, and unvested awards vest, over periods of

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

four to five years. The market value of vested restricted stock awards is expensed at the time of grant. The market value of the unvested restricted stock at the time of grant is recorded as unearned compensation as a separate component of common stock equity and is amortized to expense over the restriction period. During 2002, 2001 and 2000, approximately $1.9 million, $1.8 million and $1.6 million, respectively, related to restricted stock awards was charged to expense. The following table summarizes the vested and unvested restricted stock awards for 2002, 2001 and 2000:

	Vested	Unvested	Total
Restricted shares outstanding at December 31, 1999	100,595	158,193	258,788
Restricted stock awards	74,539	102,730	177,269
Lapsed restrictions and vesting	(85,107)	(74,884)	(159,991)

Restricted shares outstanding at December 31, 2000	90,027	186,039	276,066
Restricted stock awards	15,929	171,341	187,270
Lapsed restrictions and vesting	(105,956)	(86,850)	(192,806)
Forfeitures	—	(3,196)	(3,196)

Restricted shares outstanding at December 31, 2001	—	267,334	267,334
Restricted stock awards	10,420	98,820	109,240
Lapsed restrictions and vesting	(10,420)	(139,759)	(150,179)
Forfeitures	—	(23,349)	(23,349)

Restricted shares outstanding at December 31, 2002	—	203,046	203,046

The weighted average market values at grant date for restricted stock awarded during 2002, 2001 and 2000 are $14.52, $13.87 and $9.93, respectively.

The holder of a restricted stock award has rights as a shareholder of the Company, including the right to vote and, if applicable, receive cash dividends on restricted stock, except that certain restricted stock awards require any cash dividend on restricted stock to be delivered to the Company in exchange for additional shares of restricted stock of equivalent market value.

Common Stock Repurchase Program

The Company’s Board of Directors previously approved three stock repurchase programs allowing the Company to purchase up to fifteen million of its outstanding shares of common stock. As of December 31, 2002, the Company had repurchased 12,912,729 shares of common stock under these programs for approximately $146.8 million, including commissions. The Company may continue making purchases of its stock at open market prices and may engage in private transactions, where appropriate. Any repurchased shares will be available for issuance under employee benefit and stock option plans, or may be retired.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of Basic and Diluted Earnings Per Share

The reconciliation of basic and diluted earnings per share before extraordinary item is presented below:

	Year Ended December 31, 2002
	Income	Shares	Per Share
	(In thousands)
Basic earnings per share:
Income before extraordinary item	$31,057	49,862,417	$0.62

Effect of dilutive securities:
Unvested restricted stock	—	77,890
Stock options	—	440,161

Diluted earnings per share:
Income before extraordinary item	$31,057	50,380,468	$0.61

	Year Ended December 31, 2001
	Income	Shares	Per Share
	(In thousands)
Basic earnings per share:
Income before extraordinary item	$65,878	50,821,140	$1.30

Effect of dilutive securities:
Unvested restricted stock	—	66,426
Stock options	—	834,785

Diluted earnings per share:
Income before extraordinary item	$65,878	51,722,351	$1.27

	Year Ended December 31, 2000
	Income	Shares	Per Share
	(In thousands)
Basic earnings per share:
Income before extraordinary items	$60,164	54,183,915	$1.11

Effect of dilutive securities:
Unvested restricted stock	—	56,490
Stock options	—	761,220

Diluted earnings per share:
Income before extraordinary items	$60,164	55,001,625	$1.09

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options excluded from the computation of diluted earnings per share because the exercise price was greater than the average market price for the periods presented are as follows:

	Years Ended December 31,
	2002	2001	2000
Options	1,118,169	407,267	154,539
Exercise price range	$11.19 - $15.99	$12.60 - $15.99	$9.50 -$13.77

E. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the following components, net of tax (in thousands):

	Net Unrealized Gains (Losses) on Marketable Securities	Minimum Pension Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 1999	$4,179	$—	$4,179
Other comprehensive loss	(1,277)	—	(1,277)

Balance at December 31, 2000	2,902	—	2,902
Other comprehensive loss	(1,639)	(511)	(2,150)

Balance at December 31, 2001	1,263	(511)	752
Other comprehensive loss	(2,218)	(12,955)	(15,173)

Balance at December 31, 2002	$(955)	$(13,466)	$(14,421)

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

F. Long-Term Debt and Financing Obligations

Outstanding long-term debt and financing obligations are as follows:

	December 31,
	2002	2001
	(In thousands)
Long-Term Debt:
First Mortgage Bonds(1):
8.25% Series C, issued 1996, due 2003	$39,360	$42,913
8.90% Series D, issued 1996, due 2006	186,182	206,682
9.40% Series E, issued 1996, due 2011	209,184	218,334

Pollution Control Bonds(2):
6.375% 1994 Series A bonds, due 2014	63,500	63,500
6.375% 1985 Series A refunding bonds, due 2015	59,235	59,235
6.250% 2002 Series A refunding bonds, due 2037	37,100	37,100
6.375% 2002 Series A refunding bonds, due 2032	33,300	33,300

Promissory note, due 2005 ($110 due in 2003)(3)	259	365

Total long-term debt	628,120	661,429

Financing Obligations:
Nuclear fuel ($21,491 due in 2003)(4)	47,216	48,291

Total long-term debt and financing obligations	675,336	709,720

Current Maturities (amount due within one year)	(60,961)	(90,355)

	$614,375	$619,365

(1)	First Mortgage Bonds

Substantially all of the Company’s utility plant is subject to liens under the First Mortgage Indenture. The First Mortgage Indenture imposes certain limitations on the ability of the Company to (i) declare or pay dividends on common stock; (ii) incur additional indebtedness or liens on mortgaged property and (iii) enter into a consolidation, merger or sale of assets.

The Series C and D bonds may not be redeemed by the Company prior to maturity. The Series E bonds may be redeemed at the option of the Company, in whole or in part, on or after February 1, 2006. The Company is not required to make mandatory redemption or sinking fund payments with respect to the bonds prior to maturity. The Series C bonds are classified as current maturities at December 31, 2002, since they are within one year of being due.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Repurchases, excluding redemption upon maturity, of First Mortgage Bonds made during 2002, 2001 and 2000 are as follows (in thousands):

	Years Ended December 31,
	2002	2001	2000
7.75% Series B	$—	$—	$4,000
8.25% Series C	3,553	41,592	10,000
8.90% Series D	20,500	370	4,350
9.40% Series E	9,150	11,666	20,498

Total	$33,203	$53,628	$38,848

Internally generated funds were used for the above repurchases. Extraordinary losses of $2.1 million, $2.2 million and $1.3 million, net of tax, were recorded in 2002, 2001 and 2000, respectively, which relate to these repurchases and include the premiums paid and the unamortized issuance costs for these repurchased First Mortgage Bonds. See Note G.

(2)	Pollution Control Bonds

The Company has four series of tax exempt Pollution Control Bonds in an aggregate principal amount of approximately $193.1 million. Upon the occurrence of certain events, the bonds may be required to be repurchased at the holder’s option or are subject to mandatory redemption. In August 2000, the Company remarketed all four series of the bonds and recorded an extraordinary loss of $0.5 million, net of tax, for the related unamortized issuance costs. This remarketing allowed the Company to discontinue the letters of credit and related First Mortgage Collateral Series Bonds (“Collateral Series Bonds”) that previously enhanced the bond issues. On August 1, 2002, the Company issued two series of pollution control bonds in the amount of $37.1 million and $33.3 million to replace the two series of bonds due November 1, 2013 and December 1, 2014. The new bonds are due May 1, 2037 and June 1, 2032, and were issued with a fixed interest rate of 6.25% and 6.375%, respectively. These interest rates are fixed until August 1, 2005, which is the date the bonds are due to be remarketed. The remaining two series of bonds are due in 2014 and 2015 and continue at a fixed interest rate of 6.375% until remarketing in August of 2005.

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The $100 million credit facility requires compliance with certain total debt and interest coverage ratios. The Company was in compliance with these requirements throughout 2002. No amounts are currently outstanding on this facility for working capital needs.

As of December 31, 2002, the scheduled maturities for the next five years of long-term debt and financing obligations are as follows (in thousands):

2003	$60,961
2004	25,840
2005	193,169
2006	186,182
2007	—

The table above does not reflect future obligations and maturities related to nuclear fuel purchase commitments.

G. Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2002 and 2001 are presented below (in thousands):

	December 31,
	2002	2001
Deferred tax assets:
Benefits of federal tax loss carryforwards	$26,398	$60,205
Pensions and benefits	53,453	44,900
Decommissioning	36,944	33,665
Alternative minimum tax credit carryforward	34,981	21,944
Investment tax credit carryforward	5,725	16,138
Reorganization expenses financed with bonds	2,606	2,841
Other	15,650	10,337

Total gross deferred tax assets	175,757	190,030
Less federal valuation allowance	3,069	9,864

Net deferred tax assets	172,688	180,166

Deferred tax liabilities:
Plant, principally due to depreciation and basis differences	(229,375)	(236,368)
Other	(12,248)	(21,349)

Total gross deferred tax liabilities	(241,623)	(257,717)

Net accumulated deferred income taxes	$(68,935)	$(77,551)

The deferred tax asset valuation allowance decreased by approximately $6.8 million, $17.7 million and $0.7 million in 2002, 2001 and 2000, respectively. The 2002 valuation allowance decrease of $6.8 million consists of (i) a $4.5 million writedown related to expired investment tax credit of $6.9 million less deferred tax benefits of $2.4 million and (ii) a $2.3 million adjustment to capital in

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

excess of stated value in accordance with Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization Under Bankruptcy Code” to recognize a tax benefit for valuation allowance that was not used as a result of investment tax credits that were utilized in 2002. The 2001 valuation allowance decrease of $17.7 million consists of (i) a $2.8 million writedown related to expired investment tax credits of $4.3 million less deferred tax benefits of $1.5 million; (ii) a $8.7 million writedown related to the expiration of state net operating loss (“NOL”) carryforwards at the end of 2001 and (iii) a $6.2 million adjustment of state valuation allowance, which netted with associated federal tax benefits of $2.2 million resulted in a credit to capital in excess of stated value of $4.0 million to recognize a tax benefit for valuation allowance that was not used. The decrease of $0.7 million for 2000 was due to a reduction of unused state NOL carryforward benefits, which had valuation allowances recorded against it.

Based on the average annual book income before taxes for the prior three years, excluding the effects of extraordinary and unusual or infrequent items, the Company believes that the net deferred tax assets will be fully realized at current levels of book and taxable income. The Company’s valuation allowance of $3.1 million at December 31, 2002, if subsequently recognized as a tax benefit, would be credited directly to capital in excess of stated value in accordance with SOP 90-7.

The Company recognized income taxes as follows (in thousands):

	Years Ended December 31,
	2002	2001	2000
Income tax expense:
Federal:
Current	$9,668	$3,354	$2,306
Deferred	6,482	26,902	29,927

Total federal income tax	16,150	30,256	32,233

State:
Current	4,508	—	—
Deferred	(3,967)	4,753	5,537

Total state income tax	541	4,753	5,537

Total income tax expense	16,691	35,009	37,770
Tax benefit classified as extraordinary item	1,320	1,415	1,126

Total income tax expense before extraordinary item	$18,011	$36,424	$38,896

The current federal income tax expense for 2002, 2001 and 2000 results primarily from the accrual of alternative minimum tax (“AMT”). Deferred federal income tax includes an offsetting AMT benefit of $13.0 million, $3.1 million and $2.1 million for 2002, 2001 and 2000, respectively. The current state income tax expense for 2002 results from the expiration of state NOL carryforwards at the end of 2001.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Federal income tax provisions differ from amounts computed by applying the statutory rate of 35% to book income before federal income tax as follows (in thousands):

	Years Ended December 31,
	2002	2001	2000
Federal income tax expense computed on income at statutory rate	$15,980	$34,534	$33,657
Difference due to:
Adjustment to cash value of Company-owned life insurance policies	(56)	(60)	(103)
Transition costs	—	(362)	442
Reduction in estimated contingent tax liability	—	(2,596)	—
State taxes, net of federal benefit	352	3,089	3,599
Other	415	404	175

Total income tax expense	16,691	35,009	37,770
Tax benefit classified as extraordinary item	1,320	1,415	1,126

Total income tax expense before extraordinary item	$18,011	$36,424	$38,896

Effective income tax rate	36.6%	35.5%	39.3%

As of December 31, 2002, the Company had $75.4 million of federal tax NOL carryforwards, $5.7 million of investment tax credit (“ITC”) including $73,000 of wind energy credits and $34.9 million of AMT credit carryforwards. If unused, the NOL carryforwards would expire at the end of 2011, the ITC carryforwards would expire in 2005 and the AMT credit carryforwards have an unlimited life. The Company recorded a writedown of its expired state NOL carryforwards at the end of 2001. These tax attributes are subject to change by the Internal Revenue Service (the “IRS”) which, in 2001, concluded the field work on its examination of the Company’s 1996 through 1998 federal income tax returns. In 2001, the Company recorded a $2.6 million adjustment to reduce its estimated contingent tax liabilities based upon discussions and agreed issues with taxing authorities. This $2.6 million adjustment was included as a component of deferred income tax expense. See Note H for further discussion of the IRS examination.

H. Commitments, Contingencies and Uncertainties

Power Contracts

As of December 31, 2002, the Company had entered into the following significant agreements with various counterparties for forward firm purchases and sales of electricity:

Type of Contract	Quantity	Term
Sale off-peak	25 MW	2003
Sale on-peak	25 MW	January through March 2003
Sale off-peak	25 MW	January through March 2003
Purchase on-peak	103 MW	2003 through 2005

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company also has an agreement with a counterparty for power exchanges under which the Company will receive 30 MW of on-peak capacity and associated energy for 2003 through 2005 at the Eddy County tie and concurrently deliver the same amount at Palo Verde and/or Four Corners. The agreement also gives the counterparty the option to deliver up to 133 MW of off-peak capacity and associated energy during 2003 through 2005, at the Eddy County tie and concurrently receive the same amount at Palo Verde and/or Four Corners. The Company will receive a guaranteed margin on any energy exchanged under the off-peak agreement.

The Company’s long-term contracts with IID and TNP terminated April 30, 2002 and December 31, 2002, respectively.

Environmental Matters

The Company is subject to regulation with respect to air, soil and water quality, solid waste disposal and other environmental matters by federal, state, tribal and local authorities. Those authorities govern current facility operations and have continuing jurisdiction over facility modifications. Failure to comply with these environmental regulatory requirements can result in actions by regulatory agencies or other authorities that might seek to impose on the Company administrative, civil, and/or criminal penalties. In addition, unauthorized releases of pollutants or contaminants into the environment can result in costly cleanup obligations that are subject to enforcement by the regulatory agencies. Environmental regulations can change rapidly and are often difficult to predict. While the Company strives to prepare for and implement changes necessary to comply with changing environmental regulations, substantial expenditures may be required for the Company to comply with such regulations in the future.

The Company analyzes the costs of its obligations arising from environmental matters on an ongoing basis, and believes it has made adequate provision in its financial statements to meet such obligations. As a result of this analysis, the Company has a provision for environmental remediation obligations of approximately $1.2 million as of December 31, 2002, which is related to Clean Water Act compliance. However, unforeseen expenses associated with compliance could have a material adverse effect on the future operations and financial condition of the Company.

The following are expenditures incurred by the Company in 2002, 2001 and 2000 for complying with federal environmental statutes (in thousands):

	2002	2001	2000
Clean Air Act	$739	$745	$845
Federal Clean Water Act	1,930	794	1,376

The Company is not under any active investigation by the Environmental Protection Agency, the Texas Commission on Environmental Quality, or the New Mexico Environment Department. Furthermore, the Company is not aware of any unresolved liability it would face pursuant to the

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as the Superfund law.

Tax Matters

The Company’s federal income tax returns for the years 1996 through 1998 have been examined by the IRS. On October 3, 2001, the Company received the IRS notice of proposed deficiency. The primary audit adjustments proposed by the IRS related to (i) whether the Company was entitled to deduct payments made on emergence from Chapter 11 bankruptcy proceedings related to Palo Verde and (ii) the settlement of litigation in 1997 concerning a terminated merger during the Company’s bankruptcy. The Company has protested the audit adjustments through administrative appeals and believes that its treatment of the payments is supported by substantial legal authority. In November 2002, the Company received notice through the administrative appeals process that the second issue described above had been conceded by the IRS appeals officer. Even though the IRS appeals officer has, at present, conceded this issue, this concession will not be final until the administrative appeals process is complete. In the event that the IRS prevails, the resulting income tax and interest payments could be material to the Company’s financial position, results of operations and cash flows. The Company believes that the audit adjustments can be resolved through administrative appeals and that adequate provision has been made through December 31, 2002, for any additional tax that may be due.

MiraSol Warranty Obligations

MiraSol is an energy services subsidiary which offered a variety of services to reduce energy use and/or lower energy costs. MiraSol was not a power marketer. On July 19, 2002, all marketing activities of MiraSol ceased. MiraSol remains a going concern in order to satisfy current contracts and warranty and service obligations on previously installed projects. Management of MiraSol continues to assess projects for potential warranty obligations. As part of the assessment, several discussions have been held with a large customer on a $5.6 million generator project. Two warranty issues associated with the project have been identified, and management has contracted with a third party to address the warranty claims. During the year ended December 31, 2002, the Company expensed $2.0 million related to these warranty claims and reduced this liability by approximately $0.6 million for payments made related to these matters. As of December 31, 2002, a reserve for those warranty claims in the amount of $1.4 million has been recorded. While no additional probable warranty liabilities have been identified at this time, if it is determined at a future date that MiraSol has further obligations to this customer or any other customer, and contributions from MiraSol, its subcontractors or any other third party are insufficient to honor the warranty obligations, the Company intends to honor any such warranty obligations after making appropriate regulatory filings, if any.

Customer Information System

In July 2002, the Company suspended work on its Customer Information System (“CIS”) project to perform an assessment of the project and of alternatives to completion of the project. This assessment includes analyzing the continuing changes in the billing requirements as a result of deregulation and the

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

impact the potential delays in the implementation of deregulation may have on the Company and the associated billing requirements. As of December 31, 2002, the Company has capitalized $17.7 million on the CIS project. If, as a result of this assessment, any portion of the amounts that have been capitalized to date to implement a new CIS system are deemed impaired or if the Company abandons the project, the Company would recognize a charge against income in the period such impairment is identified or the project is abandoned and the effect on the Company’s financial results could be material. Management expects to complete its assessment during 2003 when a greater degree of certainty exists regarding the implementation of deregulation in the Company’s service area.

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

As of December 31, 2002, the Company’s minimum future rental payments for the next five years are as follows (in thousands):

2003	$1,800
2004	1,800
2005	1,400
2006	—
2007	—

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

On January 16, 2003, the Company was served with a complaint on behalf of a purported class of shareholders alleging violations of the federal securities laws (Roth v. El Paso Electric Company, et al.,

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

No. EP-03-CA-0004). The complaint was filed in the El Paso Division of the United States District Court for the Western District of Texas by a holder of 100 common shares of the Company. The suit seeks undisclosed compensatory damages for the class as well as costs and attorneys’ fees. The complaint asserts violations of the Securities Exchange Act of 1934. Among other things, the complaint alleges that the Company improperly benefited from wholesale power sales into the western United States through its power marketing agreement with Enron during 2000 and 2001 and that the Company’s failure to properly disclose this agreement artificially inflated the Company’s stock price during the same period. The allegations arise out of the FERC investigation of the power markets in the western United States during 2000 and 2001. The Company and the Trial Staff of the FERC reached a settlement of the FERC investigation on December 5, 2002. The Company and the California Attorney General and the California Electricity Oversight Board reached a supplemental agreement on February 13, 2003, which the California Public Utilities Commission and Pacific Gas and Electric Company agreed not to oppose. The settlements are subject to FERC approval. The Company believes the lawsuit is without merit and intends to defend itself vigorously. On February 3, 2003, the parties filed an agreed motion to extend the time for the Defendants to file an answer or otherwise respond to the lawsuit until the Court appoints a lead Plaintiff and the lead Plaintiff files a consolidated complaint. No hearings have been set. The Company is unable to predict the outcome of this case.

On February 10, 2003, the Company received a letter initiating a legal proceeding known as a shareholder derivative action. The letter, written by a Pennsylvania law firm on behalf of the holder of approximately 200 shares of common stock of the Company (the “shareholder”), requests that the Company commence a lawsuit against each member of the Board of Directors to recover damages allegedly sustained by the Company as a result of alleged breaches of fiduciary duties by the Board. The shareholder contends that, from 1997 to 2002, the Board knowingly caused or allowed the Company to participate in improper transactions with Enron Corporation and certain of its subsidiaries. The allegations appear to duplicate factual questions first raised by the FERC in an investigation of the power markets in the western United States during 2000 and 2001. As noted above, the Company reached a settlement of the FERC investigation with the FERC Trial Staff on December 5, 2002 and with the principal California intervenors in the FERC investigation. In accordance with Texas law, the Company will conduct an independent inquiry to determine whether a lawsuit against the Board is in the best interests of the Company. The Company is unable to predict the outcome of this case.

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

securities, fixed income instruments and cash equivalents and are managed by professional investment managers appointed by the Company.

The Company’s Non-Qualified Retirement Income Plan is a non-funded defined benefit plan which covers certain former employees of the Company. During 1996, as part of the Company’s reorganization, the Company terminated the Non-Qualified Retirement Income Plan with respect to all active employees. The benefit cost for the Non-Qualified Retirement Income Plan is based on substantially the same actuarial methods and economic assumptions as those used for the Retirement Plan.

The Company accounts for the Retirement Plan and the Non-Qualified Retirement Income Plan under SFAS No. 87, “Employers’ Accounting for Pensions.” In accordance with SFAS No. 87, the net periodic benefit cost includes amortization of unrecognized net gains or losses, which exceeded 10% of the benefit obligation at the beginning of the year. Unrecognized gains or losses on investment assets of the plans are not amortized. The amortization reflects the excess divided by the average remaining service period of active employees expected to receive benefits.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts recognized in the Company’s balance sheets and the funded status of the plans at December 31, 2002 and 2001 are presented below (in thousands):

	Years Ended December 31,
	2002		2001
	Retirement Income Plan	Non- Qualified Retirement Income Plan	Retirement Income Plan	Non- Qualified Retirement Income Plan
Change in benefit obligation:
Benefit obligation at beginning of year	$(114,166)	$(18,434)	$(103,313)	$(18,256)
Service cost	(3,359)	—	(3,085)	—
Interest cost	(7,867)	(1,257)	(7,363)	(1,278)
Actuarial loss(1)	(9,168)	(1,146)	(4,392)	(568)
Benefits paid	4,045	1,652	3,987	1,668
Plan amendments(2)	(239)	—	—	—

Benefit obligation at end of year	(130,754)	(19,185)	(114,166)	(18,434)

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	81,559	—	89,451	—
Actual loss on plan assets	(9,112)	—	(7,265)	—
Employer contribution	4,064	1,652	3,360	1,668
Benefits paid	(4,045)	(1,652)	(3,987)	(1,668)

Fair value of plan assets at end of year	72,466	—	81,559	—

Funded status	(58,288)	(19,185)	(32,607)	(18,434)
Unrecognized net loss	46,389	1,970	20,347	824
Intangible asset	218	—	—	—
Balance of additional liability(3)	(20,220)	(1,970)	—	(824)

Accrued benefit liability	$(31,901)	$(19,185)	$(12,260)	$(18,434)

(1)	Represents a decrease in the discount rate.
(2)	Represents changes in accordance with the Economic Growth and Tax Relief Reconciliation Act of 2001.
(3)	As necessary, an additional liability is included in the accrued benefit liability if the accumulated benefit obligation exceeds the fair value of plan assets. The accumulated benefit obligation is an alternative measure of a pension obligation; it is calculated similar to the above benefit obligation, except that current or past compensation levels, instead of future compensation levels, are used to determine pension benefits. The additional liability is calculated at the end of each fiscal year and any change in it is recorded as a component of other comprehensive income (loss).

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Weighted average actuarial assumptions used in determining the actuarial present value of the benefit obligations are as follows:

	2002		2001
	Retirement Income Plan	Non- Qualified Retirement Income Plan	Retirement Income Plan	Non- Qualified Retirement Income Plan
Discount rate	6.50%	6.50%	7.00%	7.00%
Expected return on plan assets	8.50%	N/A	8.50%	N/A
Rate of compensation increase	5.00%	N/A	5.00%	N/A

Net periodic benefit cost is made up of the components listed below as determined using the projected unit credit actuarial cost method (in thousands):

	Years Ended December 31,
	2002	2001	2000
Components of net periodic benefit cost:
Service cost	$3,359	$3,085	$2,670
Interest cost	9,124	8,641	8,162
Expected return on plan assets	(7,761)	(7,673)	(7,307)
Amortization of:
Unrecognized gain	—	—	(115)
Unrecognized prior service cost	21	—	—

Net periodic benefit cost	$4,743	$4,053	$3,410

Weighted average actuarial assumptions used in determining the net periodic benefit costs are as follows:

	2002	2001	2000
Discount rate	7.00%	7.25%	7.75%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	5.00%	5.00%	5.00%

Other Postretirement Benefits

The Company provides certain health care benefits for retired employees and their eligible dependents and life insurance benefits for retired employees only. Substantially all of the Company’s employees may become eligible for those benefits if they reach retirement age while working for the Company. Those benefits are accounted for under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” In accordance with SFAS No. 106, the 2002, 2001 and 2000 net periodic benefit cost includes amortization of unrecognized net gains or losses which exceeded 10% of the benefit obligation at the beginning of the year in which they occurred. The amortization

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reflects the excess divided by the average remaining service period of active employees expected to receive benefits. Unrecognized gains or losses on investment assets of the plans are not amortized. Contributions from the Company are based on the funding amounts required by the Texas Commission in the Texas Rate Stipulation. The assets of the plan are invested in equity securities, fixed income instruments and cash equivalents and are managed by professional investment managers appointed by the Company.

The amounts recognized in the Company’s balance sheets and the funded status of the plan at December 31, 2002 and 2001 are presented below (in thousands):

	December 31,
	2002	2001
Change in benefit obligation:
Benefit obligation at beginning of year	$(88,506)	$(67,746)
Service cost	(3,118)	(3,170)
Interest cost	(5,692)	(5,548)
Actuarial loss(1)	(1,093)	(14,128)
Retirees’ contributions	(297)	(313)
Benefits paid	2,145	2,399

Benefit obligation at end of year	(96,561)	(88,506)

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	16,233	15,299
Actual loss on plan assets	(1,091)	(402)
Employer contribution	3,422	3,422
Retirees’ contributions	297	313
Benefits paid	(2,145)	(2,399)

Fair value of plan assets at end of year	16,716	16,233

Funded status	(79,845)	(72,273)
Unrecognized net gain	(8,724)	(12,701)

Accrued benefit liability	$(88,569)	$(84,974)

(1)	Represents a decrease in the discount rate.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net periodic benefit cost is made up of the components listed below (in thousands):

	Years Ended December 31,
	2002	2001	2000
Components of net periodic benefit cost:
Service cost	$3,118	$3,170	$2,289
Interest cost	5,692	5,548	4,357
Expected return on plan assets	(999)	(942)	(444)
Amortization of unrecognized gain	(794)	(1,164)	(2,171)

Net periodic benefit cost	$7,017	$6,612	$4,031

Weighted average assumptions are as follows:

	2002	2001	2000
Discount rate	6.50%	7.00%	7.25%
Expected return on plan assets	5.90%	5.90%	4.50%
Rate of compensation increase	5.00%	5.00%	5.00%

For measurement purposes, a 10.8% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2003; the rate was assumed to decrease gradually to 6% for 2006 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. The effect of a 1% change in these assumed health care cost trend rates would increase or decrease the benefit obligation by $16.2 million or $13.4 million, respectively. In addition, such a 1% change would increase or decrease the aggregate service and interest cost components of net periodic benefit cost by $1.7 million or $1.3 million, respectively.

All Employee Cash Bonus Plan

The All Employee Cash Bonus Plan (the “Bonus Plan”), was established to reward employees for their contribution in helping the Company attain its corporate goals. Eligible employees below manager level would receive a cash bonus if the Company attained established levels of safety, customer satisfaction and financial results during 2002. The Company was able to attain the required minimum levels of improvement in safety performance measures for 2002 and quarterly safety bonuses totaling $1 million were expensed. However, the financial goal had to be met before any bonus amounts would be paid relating to customer satisfaction and financial results and the improvement in financial results had to be greater than any bonus amounts paid. The Company was unable to attain the required minimum level of improvement for the financial goal for 2002. As a result the Company did not pay a cash bonus relating to customer satisfaction and financial results for 2002. The Company expensed in 2001 and 2000 approximately $3.7 million and $4.3 million, respectively, in cash bonuses. The Company has renewed the Bonus Plan in 2003 with similar goals.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

K. Franchises and Significant Customers

City of El Paso Franchise

The Company’s major franchise is with the City of El Paso, Texas. The franchise agreement includes a 2% annual franchise fee (approximately $7.7 million per year currently) and provides an arrangement for the Company’s utilization of public rights-of-way necessary to serve its retail customers within the City of El Paso. The franchise with the City of El Paso extends through August 1, 2005.

Las Cruces Franchise

The Company and Las Cruces entered into a seven-year franchise agreement with a 2% annual franchise fee (approximately $1.1 million per year currently) for the provision of electric distribution service in February 2000. Las Cruces is prohibited during this seven-year period from taking any action to condemn or otherwise attempt to acquire the Company’s distribution system, or attempt to operate or build its own electric distribution system. Las Cruces will have a 90-day non-assignable option at the end of the Company’s seven-year franchise agreement to purchase the portion of the Company’s distribution system that serves Las Cruces at a purchase price of 130% of the Company’s book value at that time. If Las Cruces exercises this option, it is prohibited from reselling the distribution assets for two years. If Las Cruces fails to exercise this option, the franchise and standstill agreements will be extended for an additional two years.

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of the Company’s long-term debt and financing obligations, including the current portion thereof, are based on estimated market prices for similar issues at December 31, 2002 and 2001 and are presented below (in thousands):

	2002		2001
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
First Mortgage Bonds	$434,726	$451,800	$467,929	$513,619
Pollution Control Bonds	193,135	194,667	193,135	198,791
Nuclear Fuel Financing(1)	47,216	47,216	48,291	48,291

Total	$675,077	$693,683	$709,355	$760,701

(1)	The interest rate on the Company’s financing for nuclear fuel purchases is reset every quarter to reflect current market rates. Consequently, the carrying value approximates fair value.

As of January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, including implementation guidance discussed by the Financial Accounting Standards Board’s (the “FASB”) Derivatives Implementation Group (the “DIG”) and cleared by the FASB as of January 1, 2001. This standard requires the recognition of derivatives as either assets or liabilities in the balance sheet with measurement of those instruments at fair value. Any changes in the fair value of these instruments are recorded in earnings or other comprehensive income.

The Company uses commodity contracts to manage its exposure to price and availability risks for fuel purchases and power sales and purchases and these contracts generally have the characteristics of derivatives. The Company does not trade or use these instruments with the objective of earning financial gains on the commodity price fluctuations. The Company determined, upon implementation of SFAS No. 133, that all such contracts, except for certain natural gas commodity contracts with optionality features, that had the characteristics of derivatives met the “normal purchases and normal sales” exception provided in SFAS No. 133, and, as such, were not required to be accounted for as derivatives pursuant to SFAS No. 133 and other guidance.

The Company determined that certain of its natural gas commodity contracts with optionality features are not eligible for the normal purchases exception and, therefore, are required to be accounted for as derivative instruments pursuant to SFAS No. 133. However, as of December 31, 2002, the variable, market-based pricing provisions of existing gas contracts are such that these derivative instruments have no significant fair value.

The FASB has continued to issue additional guidance on SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” including providing revised guidance on FASB DIG Issue C15 “Scope Exceptions: Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forward Contracts in Electricity” on December 28, 2001. Although certain of the

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company’s power and sales purchases have optionality features related to volume, this revised guidance, which became effective on April 1, 2002, did not have a significant impact on the Company’s consolidated financial statements.

M. Selected Quarterly Financial Data (Unaudited)

	2002 Quarters				2001 Quarters
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	(In thousands except for share data)
Operating revenues(1)	$153,798	$206,068	$181,022	$149,197	$162,721	$210,482	$203,623	$192,879
Operating income	(95)	48,187	35,448	27,067	25,735	58,096	36,015	47,756
Income before extraordinary item	(8,705)	19,503	12,379	7,875	9,220	25,794	12,266	18,598
Extraordinary loss on extinguishments of debt, net of income tax benefit	—	—	61	2,024	1,228	830	161	—
Net income	(8,705)	19,503	12,318	5,851	7,992	24,964	12,105	18,598
Basic earnings per share:
Income before extraordinary item	(0.18)	0.39	0.25	0.16	0.18	0.51	0.24	0.36
Extraordinary loss on extinguishments of debt, net of income tax benefit	—	—	—	0.04	0.02	0.02	—	—
Net income	(0.18)	0.39	0.25	0.12	0.16	0.49	0.24	0.36
Diluted earnings per share:
Income before extraordinary item	(0.18)	0.39	0.24	0.16	0.18	0.50	0.23	0.36
Extraordinary loss on extinguishments of debt, net of income tax benefit	—	—	—	0.04	0.02	0.02	—	—
Net income	(0.18)	0.39	0.24	0.12	0.16	0.48	0.23	0.36

(1)	Operating revenues are seasonal in nature, with the peak sales periods generally occurring during the summer months. Comparisons among quarters of a year may not represent overall trends and changes in operations.

Item	9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item	10. Directors and Executive Officers of the Registrant

Information regarding directors is incorporated herein by reference from the Company’s definitive proxy statement for the 2003 Annual Meeting of Shareholders (the “2003 Proxy Statement”). Information regarding executive officers of the Company, included herein under the caption “Executive Officers of the Registrant” in Part I, Item 1 above, is incorporated herein by reference.

Item 11. Executive Compensation

Incorporated herein by reference from the 2003 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Incorporated herein by reference from the 2003 Proxy Statement.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,212,737	$10.40	694,783
Equity compensation plans not approved by security holders	—	—	—

Total	2,212,737	$10.40	694,783

Item 13. Certain Relationships and Related Transactions

Incorporated herein by reference from the 2003 Proxy Statement.

Item 14. Controls and Procedures

Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of March 19, 2003, (the “Evaluation Date”) within 90 days before the filing date of this annual report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and the Company’s consolidated subsidiary would be made known to them by others within those entities.

Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents filed as a part of this report:

Page
1.	Financial Statements:

	See Index to Financial Statements	37

2.	Financial Statement Schedules:

All schedules are omitted as the required information is not applicable or is included in the financial statements or related notes thereto.

3.	Exhibits

Certain of the following documents are filed herewith. Certain other of the following exhibits have heretofore been filed with the Securities and Exchange Commission, and, pursuant to Rule 12b-32 and Regulation 201.24, are incorporated herein by reference.

INDEX TO EXHIBITS

Exhibit Number	Title
Exhibit 3 – Articles of Incorporation and Bylaws:

3.01

–  Restated Articles of Incorporation of the Company, dated February 7, 1996 and effective February 12, 1996. (Exhibit 3.01 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

3.01-01

–  Statement of Resolution Establishing Series of Preferred Stock, dated February 7, 1996 and effective February 12, 1996, amending Exhibit 3.01. (Exhibit 3.01-01 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

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

4.03

–  Indenture of Trust, dated as of July 1, 1994, between Maricopa County, Arizona Pollution Control Corporation and Texas Commerce Bank National Association, as Trustee, related to $63,500,000 principal amount of Maricopa County, Arizona Pollution Control Corporation Adjustable Tender Pollution Control Revenue Bonds, 1994 Series A (El Paso Electric Company Palo Verde Project). (Exhibit 4.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994)

4.03-01

–  Supplemental Indenture of Trust No. 1, dated as of December 12, 1995, related to Exhibit 4.03, including form of bond. (Exhibit 4.03-01 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

4.04

–  Loan Agreement, dated as of July 1, 1994, between Maricopa County, Arizona Pollution Control Corporation and the Company, related to the Pollution Control Bonds referred to in Exhibit 4.03. (Exhibit 4.02 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994)

4.04-01	– Supplemental Loan Agreement No. 1, dated as of February 12, 1996, related to Exhibit 4.04. (Exhibit 4.04-01 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

4.05

–  Remarketing Agreement, dated as of July 1, 1994, between the Company and Smith Barney Inc., related to the Pollution Control Bonds referred to in Exhibit 4.03. (Exhibit 4.04 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994)

4.05-01	– Amendment Agreement, dated August 16, 2000, to Exhibits 4.05, 4.11 and 4.21. (Exhibit 4.05-01 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

4.06

–  Tender Agreement, dated as of July 1, 1994, between the Company and Smith Barney Inc., related to the Pollution Control Bonds referred to in Exhibit 4.03. (Exhibit 4.05 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994)

4.07

–  Ordinance No. 94-1018 adopted by the City Council of the City of Farmington, New Mexico, on October 18, 1994, authorizing and providing for the issuance by the City of Farmington, New Mexico, of $33,300,000 principal amount of its Adjustable Tender Pollution Control Revenue Refunding Bonds, 1994 Series A (El Paso Electric Company Four Corners Project). (Exhibit 4.07 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994)

4.07-01

–  Ordinance No. 96-1035 adopted by the City Council of the City of Farmington, New Mexico, on January 23, 1996 as Supplemental Ordinance No. 1, related to Exhibit 4.07. (Exhibit 4.07-01 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

4.08

–  Resolution No. 94-798 adopted by the City Council of the City of Farmington, New Mexico, on October 18, 1994, relating to the issuance of the Pollution Control Bonds referred to in Exhibit 4.07. (Exhibit 4.08 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994)

4.09

–  Amended and Restated Installment Sale Agreement, dated as of November 1, 1994, between the Company and the City of Farmington, New Mexico, relating to the Pollution Control Bonds referred to in Exhibit 4.07. (Exhibit 4.09 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994)

4.10

–  Representation and Indemnity Agreement, dated as of October 31, 1994, between the Company, the City of Farmington, New Mexico, and Smith Barney Inc., relating to the Pollution Control Bonds referred to in Exhibit 4.07. (Exhibit 4.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994)

4.11

–  Remarketing Agreement, dated as of November 1, 1994, between the Company and Smith Barney Inc., relating to the Pollution Control Bonds referred to in Exhibit 4.07. (Exhibit 4.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994)

4.12

–  Tender Agreement, dated as of November 1, 1994, between the Company and Smith Barney Inc., relating to the Pollution Control Bonds referred to in Exhibit 4.07. (Exhibit 4.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994)

4.13	– Reserved.

4.14

–  Loan Agreement, dated as of December 1, 1984, between Maricopa County, Arizona Pollution Control Corporation and the Company, relating to $37,100,000 principal amount of Maricopa County, Arizona Pollution Control Corporation Pollution Control Refunding Revenue Bonds, 1984 Series E (El Paso Electric Company Palo Verde Project). (Exhibit 4.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1984)

4.14-01	– Supplemental Loan Agreement, dated as of June 1, 1986, to Exhibit 4.14. (Exhibit 4.29-01 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1986)

4.14-02	– Supplemental Loan Agreement No. 3, dated as of February 12, 1996, to Exhibit 4.14. (Exhibit 4.14-02 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

4.15

–  Trust Indenture, dated as of December 1, 1984, by and between Maricopa County, Arizona Pollution Control Corporation and MBank El Paso, National Association, as Trustee, securing the Pollution Control Refunding Revenue Bonds referred to in Exhibit 4.14. (Exhibit 4.27-01 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1984)

4.15-01	– Supplemental Trust Indenture No. 2, dated as of June 1, 1986, to Exhibit 4.15. (Exhibit 4.29-03 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1986)

4.15-02	– Supplemental Trust Indenture No. 3, dated as of May 6, 1994, to Exhibit 4.15. (Exhibit 4.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994)

4.15-03

–  Supplemental Trust Indenture No. 4, dated as of November 30, 1995, to Exhibit 4.15, including form of bond. (Exhibit 4.15-03 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

4.16

–  Indexing Agent’s Agreement among Maricopa County, Arizona Pollution Control Corporation, the Company and Smith Barney, Harris Upham & Co., Incorporated, relating to the Pollution Control Refunding Revenue Bonds referred to in Exhibit 4.14. (Exhibit 4.27-03 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1984)

4.17

–  Remarketing Agent Agreement, dated as of May 6, 1994, between Smith Barney Shearson Inc., and the Company, relating to the Pollution Control Refunding Revenue Bonds referred to in Exhibit 4.14. (Exhibit 4.02 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994)

4.17-01	– Amendment Agreement, dated August 16, 2000, to Exhibit 4.17. (Exhibit 4.17-01 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

4.18

–  Loan Agreement, dated as of February 12, 1996, between Maricopa County, Arizona Pollution Control Corporation and the Company, relating to $59,235,000 principal amount of Maricopa County, Arizona Pollution Control Corporation Pollution Control Refunding Revenue Bonds, 1985 Series A (El Paso Electric Company Palo Verde Project). (Exhibit 4.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

4.19

–  Indenture of Trust, dated as of February 12, 1996, by and between Maricopa County, Arizona Pollution Control Corporation and Texas Commerce Bank National Association, as Trustee, relating to the Pollution Control Refunding Revenue Bonds referred to in Exhibit 4.18. (Exhibit 4.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

4.20

–  Tender Agent Agreement, dated as of February 12, 1996, between the Company and Smith Barney Inc., relating to the Pollution Control Refunding Revenue Bonds referred to in Exhibit 4.18. (Exhibit 4.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

4.21

–  Remarketing Agent Agreement, dated as of February 12, 1996, between the Company and Smith Barney Inc., relating to the Pollution Control Refunding Revenue Bonds referred to in Exhibit 4.18. (Exhibit 4.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

4.22

–  Ordinance No. 2002-1134 adopted by the City Council of Farmington, New Mexico on July 9, 2002 authorizing and providing for the issuance by the City of Farmington, New Mexico of $33,300,000 principal amount of its Pollution Control Revenue Refunding Bonds, 2002 Series A (El Paso Electric Company Four Corners Project). (Exhibit 4.22 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

4.23

–  Tender Agreement dated August 1, 2002, between the Company and Salomon Smith Barney Inc. relating to the Pollution Control Bonds referred to in Exhibit 4.22. (Exhibit 4.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

4.24

–  Remarketing Agreement dated August 1, 2002, between the Company and Salomon Smith Barney Inc., relating to the Pollution Control Bonds referred to in Exhibit 4.22. (Exhibit 4.24 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

4.25

–  Amended and Restated Installment Sale Agreement dated August 1, 2002, between the Company and the City of Farmington, New Mexico, relating to the Pollution Control Bonds referred to in Exhibit 4.22. (Exhibit 4.25 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

4.26

–  Indenture of Trust dated August 1, 2002, between Maricopa County, Arizona Pollution Control Corporation and JPMorgan Chase Bank, as trustee, relating to $37,100,000 principal amount of Maricopa County, Arizona Pollution Control Refunding Revenue Bonds, 2002 Series A (El Paso Electric Company Palo Verde Project). (Exhibit 4.26 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

4.27

–  Loan Agreement dated August 1, 2002, between Maricopa County, Arizona Pollution Control Corporation and the Company, relating to the Pollution Control Bonds referred to in Exhibit 4.26. (Exhibit 4.27 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

4.28

–  Remarketing Agreement dated August 1, 2002, between the Company and Salomon Smith Barney Inc., relating to the Pollution Control Bonds referred to in Exhibit 4.26. (Exhibit 4.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

4.29

–  Tender Agreement dated August 1, 2002, between the Company and Salomon Smith Barney Inc., relating to the Pollution Control Bonds referred to in Exhibit 4.26. (Exhibit 4.29 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

Exhibit 10 – Material Contracts:

10.01

–  Co-Tenancy Agreement, dated July 19, 1966, and Amendments No. 1 through 5 thereto, between the Participants of the Four Corners Project, defining the respective ownerships, rights and obligations of the Parties. (Exhibit 10.01 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

*10.01-01	– Amendment No. 6, dated February 3, 2000, to Exhibit 10.01.

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

10.02-01	– Amendment and Supplement No. 1, dated March 21, 1985, to Exhibit 10.02. (Exhibit 19.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1985)

10.03	– El Paso Electric Company 1996 Long-Term Incentive Plan. (Exhibit 4.1 to Registration Statement No. 333-17971 on Form S-8)

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

10.04-01	– Amendment No. 11, dated May 23, 1997, to Exhibit 10.04. (Exhibit 10.04-01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997)

*10.04-02	– Amendment No. 12, dated February 3, 2000, to Exhibit 10.04.

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

*10.05-01	– Amendment No. 14, dated June 20, 2000, to Exhibit 10.05.

10.06

–  ANPP Valley Transmission System Participation Agreement, dated August 20, 1981, and Amendments No. 1 and 2 thereto. APS Contract No. 2253-419.00. (Exhibit 10.06 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

10.07

–  Arizona Nuclear Power Project High Voltage Switchyard Participation Agreement, dated August 20, 1981. APS Contract No. 2252-419.00. (Exhibit 20.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1981)

10.07-01	– Amendment No. 1, dated November 20, 1986, to Exhibit 10.07. (Exhibit 10.11-01 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1986)

10.08

–  Firm Palo Verde Nuclear Generating Station Transmission Service Agreement, between Salt River Project Agricultural Improvement and Power District and the Company, dated October 18, 1983. (Exhibit 19.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1983)

10.09

–  Trust Agreement, dated as of May 1, 1980, between The Bank of New York, as Beneficiary, and First Security Bank of Utah, N.A., and Robert S. Clark, as Owner Trustees, establishing a trust designated as El Paso Electric Company (1980) Equipment Trust No. 2. (Exhibit 5-p-1 to Registration Statement No. 2-68414 on Form S-7)

10.10

–  Trust Indenture, dated as of May 1, 1980, between The Connecticut Bank and Trust Company, as Indenture Trustee, and First Security Bank of Utah, N.A., and Robert S. Clark, Owner Trustees. (Exhibit 5-p-2 to Registration Statement No. 2-68414 on Form S-7)

10.11

–  Lease Agreement, dated as of May 1, 1980, between First Security Bank of Utah, N.A., and Robert S. Clark, the Owner Trustees, as Lessor, and the Company, as Lessee, providing for the lease of a combustion turbine and related generation equipment. (Exhibit 5-p-3 to Registration Statement No. 2-68414 on Form S-7)

10.12

–  Participation Agreement, dated as of May 1, 1980, among the Company, as Lessee, The Bank of New York, as Beneficiary, First Security Bank of Utah, N.A., and Robert S. Clark, as Owner Trustees, The Connecticut Bank and Trust Company, as Indenture Trustee, Franklin Life Insurance Company, Woodmen of the World Life Insurance Society, Minnesota Mutual Life Insurance Company, MacCabees Mutual Life Insurance Company and Mutual Service Insurance Company, as Lenders, pertaining to Exhibit 10.11. (Exhibit 5-p-4 to Registration Statement No. 2-68414 on Form S-7)

10.13

–  Interconnection Agreement, as amended, dated December 8, 1981, between the Company and Southwestern Public Service Company, and Service Schedules A through F thereto. (Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

10.13-01

–  Letter Agreement, dated December 19, 1996, modifying Service Schedule E, relating to Exhibit 10.13. (Exhibit 10.13-01 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996)

10.14

–  Amrad to Artesia 345 KV Transmission System and DC Terminal Participation Agreement, dated December 8, 1981, between the Company and Texas-New Mexico Power Company, and the First through Third Supplemental Agreements thereto. (Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

10.15

–  Interconnection Agreement and Amendment No. 1, dated July 19, 1966, between the Company and Public Service Company of New Mexico. (Exhibit 19.01 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1982)

10.16

–  Southwest New Mexico Transmission Project Participation Agreement, dated April 11, 1977, between Public Service Company of New Mexico, Community Public Service Company and the Company, and Amendments 1 through 5 thereto. (Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

10.16-01	– Amendment No. 6, dated as of June 17, 1999, to Exhibit 10.16. (Exhibit 10.09 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

10.17

–  Tucson-El Paso Power Exchange and Transmission Agreement, dated April 19, 1982, between Tucson Electric Power Company and the Company. (Exhibit 19.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1982)

10.18

–  Southwest Reserve Sharing Group Participation Agreement, dated January 1, 1998, between the Company, Arizona Electric Power Cooperative, Arizona Public Service Company, City of Farmington, Los Alamos County, Nevada Power Company, Plains Electric G&T Cooperative, Inc., Public Service Company of New Mexico, Tucson Electric Power and Western Area Power Administration. (Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)

10.19

–  Arizona Nuclear Power Project Transmission Project Westwing Switchyard Amended Interconnection Agreement, dated August 14, 1986, between The United States of America; Arizona Public Service Company; Department of Water and Power of the City of Los Angeles; Nevada Power Company; Public Service Company of New Mexico; Salt River Project Agricultural Improvement and Power District; Tucson Electric Power Company; and the Company. (Exhibit 10.72 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1986)

10.20	– Form of Indemnity Agreement, between the Company and its directors and officers. (Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

10.21

–  Interchange Agreement, executed April 14, 1982, between Comision Federal de Electricidad and the Company. (Exhibit 19.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1991)

10.22

–  Credit Agreement, dated as of February 12, 1996, as amended and restated as of February 8, 1999, between the Company, Chase Manhattan Bank, as agent, and Chase Bank of Texas, National Association, as Trustee. (Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)

10.22-01	– Amendment Agreement, dated as of February 8, 1999, to Exhibit 10.24. (Exhibit 10.24-01 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)

10.23

–  Restatement of Decommissioning Trust Agreement, dated as of February 12, 1996, between the Company and Boatmen’s Trust Company of Texas, as Decommissioning Trustee for Palo Verde Unit 1. (Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

10.24

–  Restatement of Decommissioning Trust Agreement, dated as of February 12, 1996, between the Company and Boatmen’s Trust Company of Texas, as Decommissioning Trustee for Palo Verde Unit 2. (Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

10.25

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

10.29	– Employment Agreement for Helen Knopp, dated April 30, 1999. (Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)

†10.30	– Form of Change of Control Agreement between the Company and certain key officers of the Company. (Exhibit 10.05 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

††10.31

–  Form of Restricted Stock Award Agreement between the Company and certain key officers of the Company. (Exhibit 99.04 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

10.32	– Form of Stock Option Agreement between the Company and certain key officers of the Company. (Exhibit 99.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

†††10.33

–  Form of Directors’ Restricted Stock Award Agreement between the Company and certain directors of the Company. (Exhibit 10.07 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

††††10.34	– Form of Directors’ Stock Option Agreement between the Company and certain directors of the Company. (Exhibit 99.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)

10.35	– El Paso Electric Company 1999 Long-Term Incentive Plan. (Exhibit 4.1 to Registration Statement No. 333-82129 on Form S-8)

10.36	– Settlement Agreement, dated as of February 24, 2000, with the City of Las Cruces. (Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)

10.37	– Franchise Agreement, dated April 3, 2000, between the Company and the City of Las Cruces. (Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)

10.38

–  Stock Option Agreements, dated as of January 1, 2001 and April 1, 2001, with Wilson K. Cadman. (Identical in all material respects to Exhibit 99.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997) (Exhibit 10.03 to Company’s Quarterly Report on Form 10-Q for quarter ended March 31, 2001)

10.39

–  Form of Directors’ Restricted Stock Award Agreement, dated as of May 10, 2001, between the Company and George W. Edwards, Jr. (Identical in all material respects to Exhibit 10.07 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999) (Exhibit 10.04 to Company’s Quarterly Report on Form 10-Q for quarter ended June 30, 2001)

10.40	– Employment Agreement for Hector Puente, dated April 23, 2001. (Exhibit 10.07 to Company’s Quarterly Report on Form 10-Q for quarter ended June 30, 2001)

10.41

–  Form of Stock Option Agreement, dated as of April 23, 2001, between the Company and Hector Puente. (Identical in all material respects to Exhibit 99.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998) (Exhibit 10.08 to Company’s Quarterly Report on Form 10-Q for quarter ended June 30, 2001)

10.42

–  Stock Option Agreement, dated as of July 1, 2001, with Wilson K. Cadman. (Identical in all material respects to Exhibit 99.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997) (Exhibit 10.09 to Company’s Quarterly Report on Form 10-Q for quarter ended September 30, 2001)

10.43

–  Stock Option Agreement, dated as of October 1, 2001, with Mr. Wilson K. Cadman. (Identical in all material respects to Exhibit 99.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)

10.44

–  Stock Option Agreement, dated as of November 5, 2001, with Gary R. Hedrick. (Identical in all material respects to Exhibit 99.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

10.45

–  Stock Option Agreement, dated as of November 12, 2001, with Terry Bassham. (Identical in all material respects to Exhibit 99.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

10.46

–  Stock Option Agreement, dated as of November 26, 2001, with Julius F. Bates. (Identical in all material respects to Exhibit 99.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

10.47

–  Restricted Stock Award Agreement, dated as of November 8, 2001 between the Company and for Mr. Gary R. Hedrick. (Identical in all material respects to Exhibit 99.04 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

10.48

–  Credit Agreement dated as of February 12, 1996, as amended and restated as of February 8, 1999 and January 28, 2002, among the Company, JPMorgan Chase Bank as Trustee, the lenders party hereto and JPMorgan Chase Bank, as Administrative Agent, Collateral Agent, and Issuing Bank.

10.49

–  Stock Option Agreements, dated as of January 1, 2002 and April 1, 2002, with Wilson Cadman. (Identical in all material respects to Exhibit 99.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)

10.50

–  Stock Option Agreement, dated as of January 14, 2002, with Raul A. Carrillo, Jr. (Identical in all material respects to Exhibit 99.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

10.51

–  Shiprock – Four Corners Project 345 kV Switchyard Interconnection Agreement, dated March 6, 2002. APS Contract No. 51999. (Exhibit 10.06 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

10.52

–  Interconnection Agreement dated as of May 23, 2002, between the Company and the Public Service Company of New Mexico. (Exhibit 10.09 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

Exhibit 21– Subsidiaries of the Company:

21.01	– MiraSol Energy Services, Inc., a Delaware corporation

Exhibit 23– Consent of Experts:

*23.01	– Consent of KPMG LLP (set forth on page 104 of this report)

Exhibit 24– Power of Attorney:

*24.01	– Power of Attorney (set forth on page 99 of this report)

*24.02	– Certified copy of resolution authorizing signatures pursuant to power of attorney

Exhibit 99– Additional Exhibits:

99.01	– Agreed Order, entered August 30, 1995, by the Public Utility Commission of Texas. (Exhibit 99.31 to Registration Statement No. 33-99744 on Form S-1)

99.02	– Stock Option Agreement, dated as of January 17, 1997, with David H. Wiggs, Jr. (Exhibit 99.04 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996)

99.03	– Final Order, entered September 24, 1998, by the New Mexico Public Utility Commission. (Exhibit 99.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)

99.04	– Final Order, entered June 8, 1999, by the Public Utility Commission of Texas. (Exhibit 99.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

99.05	– Final Order, entered January 8, 2002, by the New Mexico Public Utility Commission.

99.06	– News Release, dated as of December 5, 2002, by the El Paso Electric Company announcing settlement with the FERC Trial Staff. (Exhibit 99.01 to the Company’s Form 8-K, dated as of December 6, 2002)

99.07

–  “Stipulated Facts and Remedies,” dated as of December 5, 2002, to be filed by the FERC Trial Staff as part of its written testimony. (Exhibit 99.02 to the Company’s Form 8-K, dated as of December 6, 2002)

*	Filed herewith.

†	Ten agreements, dated as of February 7, 2002, substantially identical in all material respects to this Exhibit, have been entered into with Terry D. Bassham; J. Frank Bates; Raul A. Carrillo, Jr.; Gary R. Hedrick; Kathryn Hood; Helen Williams Knopp; Kerry B. Lore; Robert C. McNiel; Hector R. Puente; and Guillermo Silva; officers of the Company.

Two agreements, dated as of July 15, 2002, substantially identical in all material respects to this Exhibit, have been entered into with Fernando J. Gireud and John A. Whitacre; officers of the Company.

††	Nine agreements, dated as of February 28, 2001, substantially identical in all material respects to this Exhibit, have been entered into with Terry D. Bassham; J. Frank Bates; Gary R. Hedrick; Kathryn Hood; John C. Horne; Helen Williams Knopp; Kerry B. Lore; Robert C. McNiel; and Guillermo Silva; officers of the Company.

Nine agreements, dated as of February 28, 2002, substantially identical in all material respects to this Exhibit, have been entered into with Terry D. Bassham; J. Frank Bates; Gary R. Hedrick; Kathryn Hood; Helen Williams Knopp; Kerry B. Lore; Robert C. McNiel; Hector R. Puente; and Guillermo Silva; officers of the Company.

Two agreements, dated as of July 15, 2002, substantially identical in all material respects to this Exhibit, have been entered into with Fernando J. Gireud and John A. Whitacre; officers of the Company.

†††	In lieu of non-employee director cash compensation, four agreements, dated as of October 1, 2000, substantially identical in material respects to this Exhibit, have been entered into with Kenneth R. Heitz; Ramiro Guzman; Patricia Z. Holland-Branch; and Charles A. Yamarone, directors of the Company.

In lieu of non-employee director cash compensation, eight agreements, dated as of January 1, 2001 and April 1, 2001, substantially identical in material respects to this Exhibit, have been entered into with Ramiro Guzman; Kenneth R. Heitz; Patricia Z. Holland-Branch; and Charles A. Yamarone, directors of the Company.

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

In lieu of non-employee director cash compensation, six agreements, dated as of January 1, 2002 and April 1, 2002, substantially identical in all material respects to this Exhibit, have been entered into with Kenneth Heitz; Patricia Z. Holland-Branch; and Charles A. Yamarone; directors of the Company.

In lieu of non-employee director cash compensation, three agreements, dated as of July 1, 2002, substantially identical in all material respects to this Exhibit, have been entered into with Kenneth Heitz; Patricia Z. Holland-Branch; and Charles A. Yamarone; directors of the Company.

In lieu of non-employee director cash compensation, three agreements, dated as of October 1, 2002, substantially identical in all material respects to this Exhibit, have been entered into with Kenneth Heitz; Patricia Z. Holland-Branch; and Charles A. Yamarone; directors of the Company.

In lieu of non-employee director cash compensation, three agreements, dated as of January 1, 2003, substantially identical in all material respects to this Exhibit, have been entered into with Kenneth Heitz; Patricia Z. Holland-Branch; and Charles A. Yamarone; directors of the Company.

††††	One agreement, dated as of October 1, 2000, substantially identical in all material respects to this Exhibit, has been entered into with Wilson K. Cadman, a director of the Company.

In lieu of non-employee director cash compensation, two agreements, dated as of July 1, 2002, substantially identical in all material respects to this Exhibit, have been entered into with Wilson Cadman and Kenneth Heitz; directors of the Company.

In lieu of non-employee director cash compensation, two agreements, dated as of October 1, 2002, substantially identical in all material respects to this Exhibit, have been entered into with Kenneth Heitz and Wilson K. Cadman; directors of the Company.

In lieu of non-employee director cash compensation, two agreements, dated as of January 1, 2003, substantially identical in all material respects to this Exhibit, have been entered with Kenneth Heitz and Wilson K. Cadman; directors of the Company.

(b)	Reports on Form 8-K

The following reports on Form 8-K were filed during the last quarter of 2002:

Date of Report	Item Number	Financial Statements Required to be Filed
November 13, 2002 November 26, 2002 December 6, 2002	9 5 5	Not Applicable Not Applicable Not Applicable

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

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each of El Paso Electric Company, a Texas corporation, and the undersigned directors and officers of El Paso Electric Company, hereby constitutes and appoints Gary R. Hedrick, Terry Bassham, J. Frank Bates and Raul A. Carrillo, Jr., its, his or her true and lawful attorneys-in-fact and agents, for it, him or her and its, his or her name, place and stead, in any and all capacities, with full power to act alone, to sign this report and any and all amendments to this report, and to file each such amendment to this report, with all exhibits thereto, and any and all documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises, as fully to all intents and purposes as it, he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of March 2003.

EL PASO ELECTRIC COMPANY

By:	/s/ GARY R. HEDRICK
Gary R. Hedrick President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ GARY R. HEDRICK (Gary R. Hedrick)	President and Chief Executive Officer (Principal Executive Officer) and Director	March 21, 2003

/s/ TERRY BASSHAM (Terry Bassham)	Executive Vice President, Chief Financial and Administrative Officer (Principal Financial Officer )	March 21, 2003

/s/ WILSON K. CADMAN (Wilson K. Cadman)	Director	March 21, 2003

/s/ JAMES A. CARDWELL (James A. Cardwell)	Director	March 21, 2003

/s/ JAMES W. CICCONI (James W. Cicconi)	Director	March 21, 2003

/s/ GEORGE W. EDWARDS, JR. (George W. Edwards, Jr.)	Director	March 21, 2003

/s/ RAMIRO GUZMAN (Ramiro Guzman)	Director	March 21, 2003

/s/ JAMES W. HARRIS (James W. Harris)	Director	March 21, 2003

/s/ KENNETH R. HEITZ (Kenneth R. Heitz)	Director	March 21, 2003

/s/ PATRICIA Z. HOLLAND-BRANCH (Patricia Z. Holland-Branch)	Director	March 21, 2003

/s/ MICHAEL K. PARKS (Michael K. Parks)	Director	March 21, 2003

/s/ ERIC B. SIEGEL (Eric B. Siegel)	Director	March 21, 2003

/s/ STEPHEN WERTHEIMER (Stephen Wertheimer)	Director	March 21, 2003

/s/ CHARLES A. YAMARONE (Charles A. Yamarone)	Director	March 21, 2003

CERTIFICATIONS

I, Gary R. Hedrick, President and Chief Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of El Paso Electric Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

EL PASO ELECTRIC COMPANY

By:	/s/ GARY R. HEDRICK
Gary R. Hedrick President and Chief Executive Officer (Principal Executive Officer)

Dated: March 21, 2003

I, Terry Bassham, Executive Vice President, Chief Financial and Administrative Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of El Paso Electric Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

EL PASO ELECTRIC COMPANY

By:	/s/ TERRY BASSHAM
Terry Bassham Executive Vice President, Chief Financial and Administrative Officer (Duly Authorized Officer and Principal Financial Officer)

Dated: March 21, 2003