Form 10-Q
period 2003-03-31
EL PASO ELECTRIC CO /TX/
filed 2003-05-09
CIK 31978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

As of May 2, 2003, there were 49,100,557 shares of the Company’s no par value common stock outstanding.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2003 (Unaudited)	December 31, 2002
ASSETS (In thousands)
Utility plant:
Electric plant in service	$1,689,565	$1,753,022
Less accumulated depreciation and amortization	534,509	565,209

Net plant in service	1,155,056	1,187,813
Construction work in progress	111,155	117,595
Nuclear fuel; includes fuel in process of $3,588 and $9,639, respectively	76,475	74,070
Less accumulated amortization	38,919	34,474

Net nuclear fuel	37,556	39,596

Net utility plant	1,303,767	1,345,004

Current assets:
Cash and temporary investments	44,300	75,142
Accounts receivable, principally trade, net of allowance for doubtful accounts of $3,036 and $3,234, respectively	62,067	66,818
Accumulated deferred income taxes	31,211	28,149
Inventories, at cost	24,559	24,713
Undercollection of fuel revenues	11,399	6,401
Prepayments and other	11,430	11,961

Total current assets	184,966	213,184

Deferred charges and other assets:
Decommissioning trust funds	65,321	59,923
Undercollection of fuel revenues–noncurrent	8,327	12,404
Other	16,133	16,474

Total deferred charges and other assets	89,781	88,801

Total assets	$1,578,514	$1,646,989

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Continued)

	March 31, 2003 (Unaudited)	December 31, 2002
CAPITALIZATION AND LIABILITIES (In thousands except for share data)
Capitalization:
Common stock, stated value $1 per share, 100,000,000 shares authorized, 62,426,765 and 62,389,415 shares issued, and 146,412 and 203,046 restricted shares, respectively	$62,573	$62,592
Capital in excess of stated value	262,295	262,480
Unearned compensation—restricted stock awards	(1,077)	(1,442)
Retained earnings	336,493	294,742
Accumulated other comprehensive loss, net of tax	(14,759)	(14,421)

	645,525	603,951
Treasury stock, 13,424,395 and 12,982,995, shares respectively; at cost	(151,984)	(147,309)

Common stock equity	493,541	456,642
Long-term debt, net of current portion	588,621	588,650
Financing obligations, net of current portion	23,377	25,725

Total capitalization	1,105,539	1,071,017

Current liabilities:
Current portion of long-term debt and financing obligations	21,833	60,961
Accounts payable, principally trade	24,267	24,899
FERC settlements payable	15,500	15,500
Taxes accrued other than federal income taxes	15,242	17,827
Interest accrued	14,562	15,965
Overcollection of fuel revenues	8,580	—
Other	18,824	20,556

Total current liabilities	118,808	155,708

Deferred credits and other liabilities:
Accumulated deferred income taxes	123,854	97,084
Accrued postretirement benefit liability	89,964	88,569
Asset retirement obligation (See Note A)	51,560	145,871
Accrued pension liability	51,548	51,086
Other	37,241	37,654

Total deferred credits and other liabilities	354,167	420,264

Commitments and contingencies
Total capitalization and liabilities	$1,578,514	$1,646,989

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except for share data)

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2003	2002	2003	2002
Electric utility operating revenues	$147,330	$147,607	$685,250	$710,741

Energy expenses:
Fuel	32,351	27,157	137,607	163,154
Purchased and interchanged power	12,776	15,335	95,266	84,310

	45,127	42,492	232,873	247,464

Electric utility operating revenues net of energy expenses	102,203	105,115	452,377	463,277

Energy services operations:
Operating revenues	156	1,590	3,125	15,282
Operating expenses	167	1,719	6,702	15,762

	(11)	(129)	(3,577)	(480)

Other electric utility operating expenses:
Other operations	39,150	32,934	150,879	136,370
FERC Settlements	—	—	15,500	—
Maintenance	15,063	11,517	51,568	46,244
Depreciation and amortization	21,362	22,566	88,378	89,876
Taxes other than income taxes	11,083	10,902	43,400	43,394

	86,658	77,919	349,725	315,884

Operating income	15,534	27,067	99,075	146,913

Other income (deductions):
Investment and interest income (loss), net	130	463	(1,323)	2,015
Loss on extinguishments of debt	(1)	(3,310)	(101)	(6,944)
Other, net	(761)	(348)	(2,608)	(1,284)

	(632)	(3,195)	(4,032)	(6,213)

Income before interest charges	14,902	23,872	95,043	140,700

Interest charges (credits):
Interest on long-term debt and financing obligations	13,096	14,157	54,099	60,390
Other interest	99	2,175	6,759	8,183
Interest capitalized	(1,316)	(1,374)	(5,583)	(5,056)

	11,879	14,958	55,275	63,517

Income before income taxes and cumulative effect of accounting change	3,023	8,914	39,768	77,183
Income tax expense	907	3,063	14,535	26,271

Income before cumulative effect of accounting change	2,116	5,851	25,233	50,912
Cumulative effect of accounting change, net of tax	39,635	—	39,635	—

Net income	$41,751	$5,851	$64,868	$50,912

Basic earnings per share:
Income before cumulative effect of accounting change	$0.04	$0.12	$0.51	$1.01
Cumulative effect of accounting change, net of tax	0.81	—	0.80	—

Net income	$0.85	$0.12	$1.31	$1.01

Diluted earnings per share:
Income before cumulative effect of accounting change	$0.04	$0.12	$0.50	$0.99
Cumulative effect of accounting change, net of tax	0.80	—	0.79	—

Net income	$0.84	$0.12	$1.29	$0.99

Weighted average number of shares outstanding	49,306,844	49,996,059	49,692,437	50,605,241

Weighted average number of shares and dilutive potential
shares outstanding	49,620,276	50,631,542	50,129,975	51,422,028

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(Unaudited)

(In thousands)

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2003	2002	2003	2002
Net income	$41,751	$5,851	$64,868	$50,912
Other comprehensive income (loss):
Minimum pension liability adjustments	—	—	(21,148)	(824)
Net unrealized gains (losses) on marketable securities:
Net holding gains (losses) arising during period	(1,184)	132	(8,973)	(960)
Reclassification adjustments for net losses included in net income	664	354	4,555	3,062

	(520)	486	(25,566)	1,278

Income tax benefit (expense) related to items of other comprehensive income (loss):
Minimum pension liability adjustments	—	—	8,193	289
Net unrealized gains (losses) on marketable securities	182	(195)	1,571	(735)

	182	(195)	9,764	(446)

Other comprehensive income (loss), net of tax	(338)	291	(15,802)	832

Comprehensive income	$41,413	$6,142	$49,066	$51,744

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net income	$41,751	$5,851
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of electric plant in service	21,362	22,566
Amortization of nuclear fuel	4,404	4,320
Cumulative effect of accounting change, net of tax	(39,635)	—
Deferred income taxes, net	(1,141)	1,307
Loss on extinguishments of debt	1	3,310
Other amortization and accretion	2,011	3,090
Other operating activities	634	422
Change in:
Accounts receivable	4,751	6,302
Inventories	154	(29)
Net under/overcollection of fuel revenues	7,659	6,428
Prepayments and other	531	3,687
Accounts payable	(632)	(2,639)
Taxes accrued other than federal income taxes	(2,585)	(1,709)
Interest accrued	(1,403)	(1,868)
Other current liabilities	(1,732)	609
Deferred charges and credits	1,424	750

Net cash provided by operating activities	37,554	52,397

Cash flows from investing activities:
Cash additions to utility property, plant and equipment	(12,767)	(15,702)
Cash additions to nuclear fuel	(2,335)	(2,176)
Interest capitalized:
Utility property, plant and equipment	(1,245)	(1,282)
Nuclear fuel	(71)	(92)
Decommissioning trust funds:
Purchases	(7,552)	(4,524)
Sales and maturities	1,004	2,933
Other investing activities	1,002	463

Net cash used for investing activities	(21,964)	(20,380)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	881
Purchases of treasury stock	(4,675)	—
Repurchases of and payments on first mortgage bonds	(39,360)	(33,550)
Nuclear fuel financing obligations:
Proceeds	2,700	2,611
Payments	(4,815)	(3,981)
Other financing activities	(282)	(1,069)

Net cash used for financing activities	(46,432)	(35,108)

Net decrease in cash and temporary investments	(30,842)	(3,091)
Cash and temporary investments at beginning of period	75,142	27,994

Cash and temporary investments at end of period	$44,300	$24,903

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A. Principles of Preparation

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Annual Report of El Paso Electric Company on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”). Capitalized terms used in this report and not defined herein have the meaning ascribed for such terms in the 2002 Form 10-K. In the opinion of management of the Company, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at March 31, 2003 and December 31, 2002; the results of its operations for the three and twelve months ended March 31, 2003 and 2002; and its cash flows for the three months ended March 31, 2003 and 2002. The results of operations and the cash flows for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full calendar year.

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

Effective January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 sets forth accounting requirements for the recognition and measurement of liabilities associated with the retirement of tangible long-lived assets. An asset retirement obligation (“ARO”) associated with long-lived assets included within the scope of SFAS No. 143 is that for which a legal obligation exists under enacted laws, statutes, written or oral contracts, including obligations arising under the doctrine of promissory estoppel. Under the statement, these liabilities are recognized as incurred if a reasonable estimate of fair value can be established and are capitalized as part of the cost of the related tangible long-lived assets. The increase in the ARO due to the passage of time (accretion expense) is an operating expense.

The adoption of SFAS No. 143 primarily affected the accounting for the decommissioning of the Company’s Palo Verde and Four Corners Stations and changed the method used to report the decommissioning obligation. Upon emergence from bankruptcy in 1996, the Company was required under fresh-start reporting to adopt the concepts of an early exposure draft of the SFAS No. 143 project and accordingly, recognized the present value of its projected Palo Verde asset retirement costs as both a component of its capitalized cost of Palo Verde and as a decommissioning liability. Subsequently, the Company recognized accretion of the Palo Verde ARO liability as a component of interest expense and depreciation of the Palo Verde asset retirement cost as depreciation expense in its consolidated financial statements. Upon adoption of SFAS No. 143, the net difference between the amounts determined under SFAS No. 143 and the Company’s previous method of accounting for such activities was recognized as a decrease in the ARO of $95.5 million, a decrease in net plant in service of $30.9 million, and a cumulative effect of accounting change of $39.6 million, net of related taxes of $25.0 million. The cumulative effect of accounting change is primarily due to using a longer discount period as the result of

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the probability of a license extension at Palo Verde and a change in the discount rate used. The Company has six external trust funds with independent trustees which are legally restricted to settling its ARO at Palo Verde. The fair value of the fund at March 31, 2003 is $65.3 million.

A reconciliation of the Company’s ARO liability for Palo Verde and Four Corners Station for the quarter ended March 31, 2003 is as follows (in thousands):

January 1, 2003	$50,364
Liabilities incurred	—
Liabilities settled	—
Revisions to estimate	—
Accretion expense	1,196

March 31, 2003	$51,560

The pro forma net income and earnings per share amounts that would have been presented on the statement of operations for the three months ended March 31, 2002 and the twelve months ended March 31, 2003 and 2002 assuming SFAS No. 143 had been applied on a retroactive basis are summarized as follows (in thousands except for share data):

	Three Months Ended March 31, 2002		Twelve Months Ended March 31,
			2003		2002
	Actual	Pro forma	Actual	Pro forma	Actual	Pro forma
Income before cumulative effect of accounting change	$5,851	$7,007	$25,233	$28,700	$50,912	$55,416
Net income	5,851	7,007	64,868	28,700	50,912	55,416
Basic earnings per share:
Income before cumulative effect of accounting change	0.12	0.14	0.51	0.58	1.01	1.10
Net income	0.12	0.14	1.31	0.58	1.01	1.10
Diluted earnings per share:
Income before cumulative effect of accounting change	0.12	0.14	0.50	0.57	0.99	1.08
Net income	0.12	0.14	1.29	0.57	0.99	1.08

As of March 31, 2002 and 2001, the pro forma ARO liability would have been $47.1 million and $43.0 million, respectively.

The Company has transmission and distribution lines which are operated under various property easement agreements. If the easement were to be released, the Company may have a legal obligation to remove the line; however, the likelihood of this occurring is remote. The majority of these easements includes renewal options which the Company routinely exercises. Additionally, the Company has certain components of its local generating stations which may result in an ARO. However, substantial uncertainty exists surrounding the ultimate removal date for these facilities. Due to the nature of these assets and the uncertainty of final removal timing and costs, an ARO cannot be reasonably estimated at this time.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Amounts recorded under SFAS No. 143 are subject to various assumptions and determinations such as (i) whether a legal obligation exists to remove assets; (ii) estimation of the fair value of the costs of removal; (iii) when final removal will occur; and (iv) the credit-adjusted risk-free interest rates to be utilized in discounting future liabilities. Changes that may arise over time with regard to these assumptions and determinations will change amounts recorded in the future as an expense for AROs. If the Company incurs or assumes any liability in retiring any asset at the end of its useful life without a legal obligation to do so, it will record such retirement costs as incurred.

Stock Options and Restricted Stock. The Company has two stock-based long-term incentive plans and accounts for them under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation expense is recognized for the intrinsic value, if any, of option grants at the measurement date ratably over the vesting period of the options. Had compensation expense for the plans been determined based on the fair value at grant date on a straight-line basis over the vesting period, consistent with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts presented below:

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2003	2002	2003	2002
Net income, as reported	$41,751	$5,851	$64,868	$50,912
Deduct: Compensation expense, net of tax	231	302	1,255	1,063

Pro forma net income	$41,520	$5,549	$63,613	$49,849

Basic earnings per share:
As reported	$0.85	$0.12	$1.31	$1.01
Pro forma	0.84	0.11	1.28	0.99
Diluted earnings per share:
As reported	0.84	0.12	1.29	0.99
Pro forma	0.84	0.11	1.28	0.97

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Cash Flow Disclosures (in thousands)

	Three Months Ended March 31,
	2003	2002
Cash paid for:
Interest on long-term debt and financing obligations	$14,260	$16,427
Other interest	3	5
Non-cash investing and financing activities:
Grants of restricted shares of common stock	24	402
Remeasurements of employee stock options	—	240

B. Regulation

For a full discussion of the Company’s regulatory matters, see Note B of Notes to Consolidated Financial Statements in the 2002 Form 10-K.

General

In 1999, both the Texas and New Mexico legislatures enacted electric utility industry restructuring laws requiring competition in certain functions of the industry and ultimately in the Company’s service area. In Texas, the Company is exempt from the requirements of the Texas Restructuring Law, including utility restructuring and retail competition, until the expiration of the Freeze Period in August 2005. On April 8, 2003, the New Mexico Restructuring Act was repealed, and the Company’s operations in New Mexico will continue to be regulated. The bill repealing the New Mexico Restructuring Act includes a provision allowing public utilities to recover New Mexico transition costs due to their compliance with the act. The Company has not determined the amount, if any, it may be entitled to recover and cannot predict at this time the effects that the repeal of the New Mexico Restructuring Act will have on the Company.

The Company continues to prepare to comply with the Texas Restructuring Law and other regulatory, economic and technological changes occurring throughout the industry. Deregulation of the production of electricity and related services and increasing customer demand for lower priced electricity and other energy services have accelerated the industry’s movement toward more competitive pricing and cost structures. Those competitive pressures could result in the loss of customers and diminish the ability of the Company to recover fully its investment in generation assets. In January 2002, competition was initiated in some parts of Texas. As a result, the Company may face increasing pressure on its retail rates. The Company’s results of operations and cash flows may be adversely affected if it cannot maintain its current retail rates.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Federal Regulatory Matters

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

On December 5, 2002, the Company announced that it had reached a settlement with the FERC Trial Staff. The settlement resolves all issues between the Company and the Trial Staff. In February 2003, the Company also reached a settlement with the California Attorney General and the California Electricity Oversight Board. In addition, the California Public Utilities Commission and Pacific Gas and Electric Company agreed not to oppose the settlements. Under the terms of the settlements, the Company agreed to refund a total of $15.5 million of revenues it earned on wholesale power transactions. This amount was accrued as a liability as of December 31, 2002. The Company also agrees to make wholesale sales pursuant to its cost of service rate authority rather than its market-based rate authority from December 1, 2002 through December 31, 2004. The Company is permitted to sell power into wholesale markets at its incremental cost plus $21.11 per MWh. To the extent that wholesale market prices exceed these amounts, the Company will forego the opportunity to realize these revenues. The Company is unable to predict the effect, if any, this will have on the Company’s future revenues.

A hearing before a FERC administrative law judge was held on April 1 and 2, 2003, regarding the proposed settlement. The parties filed comments to the proposed settlement order on April 24, 2003, and an order from the administrative law judge is expected in the second or third quarter of 2003. The order of the administrative law judge will then be presented to the FERC Commissioners for their consideration. The Company has denied and will continue to deny the allegations made by the FERC Trial Staff and the intervenors.

RTOs. On December 15, 1999, the FERC approved its final rule (“Order 2000”) on Regional Transmission Organizations (“RTOs”). Order 2000 strongly encourages, but does not require, public utilities to form and join RTOs. Order 2000 also proposes RTO startup by December 15, 2001. The Company is an active participant in the development of WestConnect, formerly known as the Desert Southwest Transmission and Reliability Operator. The Company believes WestConnect will qualify as an RTO under Order 2000. The Company intends, subject to the resolution of outstanding issues, to participate in WestConnect. As a participating transmission owner, the Company will transfer operational authority of its transmission system to WestConnect subject to receiving any necessary regulatory approvals. The WestConnect proposal was submitted to the FERC on October 15, 2001. On October 10, 2002, FERC issued an order indicating that the WestConnect proposal satisfied, or with certain modifications would satisfy, the FERC requirements for an RTO under Order 2000. WestConnect will continue to work with the FERC and two other proposed RTOs in the west to achieve a seamless market. The establishment of an RTO in the Company’s service area could significantly

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

affect the Company’s ability to establish a Qualified Power Region as defined in the Texas Restructuring Law and ultimately may affect the Company’s ability to compete in a deregulated environment.

Texas Regulatory Matters

Deregulation. The Texas Restructuring Law required an investor-owned electric utility to separate its power generation activities from its transmission and distribution activities by January 1, 2002, and on that date, retail competition was instituted in some parts of Texas. The Texas Restructuring Law, however, specifically recognized and preserved the Company’s Texas Rate Stipulation and Texas Settlement Agreement by, among other things, exempting the Company’s Texas service area from retail competition until the end of the Freeze Period. At the end of the Freeze Period, the Company will be subject to all the applicable provisions of the law. At that time, the Company will be permitted to continue to recover nuclear decommissioning costs through a non-bypassable customer charge in its distribution rates. Under its exemption from the Texas Restructuring Law, however, the Company will have no claim for stranded cost recovery. (Stated simply, stranded costs are the positive difference, if any, between the book value of electric generating assets, including long-term purchase power contracts, and the market value of those assets).

Although the Company is not subject to the requirements of the Texas Restructuring Law until the expiration of the Freeze Period, the Company sought Texas Commission approval of the Company’s corporate restructuring in anticipation of complying with the restructuring requirements of the New Mexico Restructuring Act. In December 2000, the Texas Commission approved the Company’s corporate restructuring plan. However, the amended New Mexico Restructuring Act has now been repealed. The Company continues to explore options for implementation of the corporate restructuring required by the Texas Restructuring Law while at the same time complying with New Mexico law, which prohibits the separation of the Company’s generation activities from its transmission and distribution activities.

Fuel. Although the Company’s base rates are frozen in Texas, pursuant to Texas Commission rules and the Texas Rate Stipulation, the Company can request adjustments to its fuel factor to more accurately reflect projected energy costs associated with providing electricity and seek recovery of past undercollections of fuel revenues, subject to periodic final review by the Texas Commission in fuel reconciliation proceedings.

On July 1, 2002, the Company filed a petition with the Texas Commission to reconcile the Company’s fuel and purchased power expenses and associated revenues for the three-year period January 1, 1999 through December 31, 2001. This filing was made pursuant to Texas Commission rules, which require companies to submit a fuel reconciliation at least every three years. Among other things, the Company’s petition included a request to: (i) reconcile the Company’s Texas jurisdiction eligible fuel costs for the period of $277.0 million and fuel factor revenues of $268.9 million; (ii) recover Palo Verde performance rewards of $21.6 million, including interest, for achieving a three-period average capacity factor of 89.8% (the three periods used for this reward amount, each of which

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

consists of a three-year rolling average, being the periods ended in 1998, 1999 and 2000) which, pursuant to the Texas Fuel Settlement, the Texas Commission shall treat as reconciled and (iii) recover its net underrecovered fuel expenses and Palo Verde performance rewards, including interest, through a surcharge. The Company previously agreed to contribute 50% of the Palo Verde performance rewards to fund programs for bill payment assistance and demand side management programs in its Texas service territory.

The Texas Commission staff, local regulatory authorities such as the City of El Paso and customers are entitled to intervene in a fuel reconciliation proceeding and to challenge the prudence of fuel and purchased power expenses. The Company anticipates that it will take nine to twelve months to receive a final order from the Texas Commission. The City of El Paso and the Office of Public Utility Counsel have submitted testimony requesting disallowances of $38.8 million and $38.7 million, respectively, to the Company’s Texas jurisdiction eligible fuel costs for the reconciliation period. The primary argument raised by the City of El Paso and the Office of Public Utility Counsel is that certain of the Company’s power purchases should have an imputed demand charge that would be excluded from recovery of fuel expense. In addition to testimony submitted by the City of El Paso and the Office of Public Utility Counsel, the Commission staff also filed testimony on other fuel issues but did not address the imputed demand charge arguments raised by the City of El Paso and the Office of the Public Utility Counsel. The Company filed rebuttal testimony on May 8, 2003 and a hearing on the merits has been scheduled for May 21 and 22, 2003. The Company cannot predict the outcome of these proceedings or how the Texas Commission will rule.

New Mexico Regulatory Matters

Deregulation. On April 8, 2003, the New Mexico Restructuring Act was repealed and the Company’s operations in New Mexico will continue to be regulated. The bill repealing the New Mexico Restructuring Act includes a provision allowing public utilities to recover New Mexico transition costs due to their compliance with this act. The Company has not determined the amount, if any, it may be entitled to recover and cannot predict at this time the effects the repeal of the New Mexico Restructuring Act will have on the Company.

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

The New Mexico Fuel Factor Agreement ends June 15, 2003 and the Company will be required to file (i) a reconciliation of fuel revenues and energy expenses by September 15, 2003 and (ii) a base rate case by July 31, 2003. On May 1, 2003, the Company made a compliance filing with the New Mexico Commission which seeks to adjust the fuel factor beginning June 15, 2003 through the outcome of the base rate case proceeding. As part of this filing, the Company also requested a variance to the requirements ordered in the New Mexico Settlement Agreement which would (i) allow the Company to implement a fuel factor on June 15, 2003 that would be adjusted monthly rather than remaining fixed until an order in the base rate case is issued by the New Mexico Commission and (ii) allow the Company to amortize and recover its cumulative under-recovery balance at March 31, 2003 of approximately $3.1 million over a six month period beginning June 15, 2003.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

C. Common Stock

Common Stock Repurchase Program

The Company’s Board of Directors previously approved three stock repurchase programs allowing the Company to purchase up to fifteen million of its outstanding shares of common stock. As of March 31, 2003, the Company had repurchased 13,354,129 shares of common stock under these programs for approximately $151.5 million, including commissions. The Company may continue making purchases of its stock at open market prices and may engage in private transactions, where appropriate. Any repurchased shares will be available for issuance under employee benefit and stock option plans, or may be retired.

Reconciliation of Basic and Diluted Earnings Per Share

The reconciliation of basic and diluted earnings per share before cumulative effect of accounting change is presented below:

	Three Months Ended March 31,
	2003			2002
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands)			(In thousands)
Basic earnings per share:
Income before cumulative effect of accounting change	$2,116	49,306,844	$0.04	$5,851	49,996,059	$0.12

Effect of dilutive securities:
Unvested restricted stock	—	5,945		—	43,300
Stock options	—	307,487		—	592,183

Diluted earnings per share:
Income before cumulative effect of accounting change	$2,116	49,620,276	$0.04	$5,851	50,631,542	$0.12

	Twelve Months Ended March 31,
	2003			2002
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands)			(In thousands)
Basic earnings per share:
Income before cumulative effect of accounting change	$25,233	49,692,437	$0.51	$50,912	50,605,241	$1.01

Effect of dilutive securities:
Unvested restricted stock	—	68,551		—	71,038
Stock options	—	368,987		—	745,749

Diluted earnings per share:
Income before cumulative effect of accounting change	$25,233	50,129,975	$0.50	$50,912	51,422,028	$0.99

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Options excluded from the computation of diluted earnings per share because the exercise price was greater than the average market price for the periods presented are as follows:

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2003	2002	2003	2002
Options	1,120,580	152,219	1,120,580	252,219
Exercise price range	$11.00–$15.99	$14.60–$15.99	$11.00–$15.99	$14.00–$15.99

D. Commitments, Contingencies and Uncertainties

For a full discussion of commitments and contingencies, see Note H of Notes to Consolidated Financial Statements in the 2002 Form 10-K. In addition, see Note B above and Notes B and C of Notes to Consolidated Financial Statements in the 2002 Form 10-K regarding matters related to regulation, Palo Verde, including decommissioning, spent fuel storage, disposal of low-level radioactive waste, steam generators and liability and insurance matters.

Power Contracts

The Company has not entered into any new financially significant open contracts or power exchange agreements other than those discussed in the Company’s 2002 Form 10-K.

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

The Company analyzes the costs of its obligations arising from environmental matters on an ongoing basis, and believes it has made adequate provision in its financial statements to meet such obligations. As a result of this analysis, the Company has a provision for environmental remediation obligations of approximately $1.1 million as of March 31, 2003, which is related to Clean Water Act compliance. However, unforeseen expenses associated with compliance could have a material adverse effect on the future operations and financial condition of the Company.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following are expenditures incurred by the Company for the three and twelve months ended March 31, 2003 and 2002 for complying with federal environmental statutes (in thousands):

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2003	2002	2003	2002
Clean Air Act	$105	$330	$514	$1,006
Federal Clean Water Act	147	95	1,982	829

The Company is not under any active investigation by the Environmental Protection Agency, the Texas Commission on Environmental Quality, or the New Mexico Environment Department. Furthermore, the Company is not aware of any unresolved liability under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as the Superfund law.

E. Litigation

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

On January 16, 2003, the Company was served with a complaint on behalf of a purported class of shareholders alleging violations of the federal securities laws (Roth v. El Paso Electric Company, et al., No. EP-03-CA-0004). The complaint was filed in the El Paso Division of the United States District Court for the Western District of Texas by a holder of 100 common shares of the Company. The suit seeks undisclosed compensatory damages for the class as well as costs and attorneys’ fees. The complaint asserts violations of the Securities Exchange Act of 1934. Among other things, the complaint alleges that the Company improperly benefited from wholesale power sales into the western United States through its power marketing agreement with Enron during 2000 and 2001 and that the Company’s failure to properly disclose this agreement artificially inflated the Company’s stock price during the same period. The allegations arise out of the FERC investigation of the power markets in the western United States during 2000 and 2001. The Company and the FERC Trial Staff reached a settlement of the FERC investigation on December 5, 2002. The Company and the California Attorney General and the California Electricity Oversight Board reached a supplemental agreement February 2003, which the California Public Utilities Commission and Pacific Gas and Electric Company agreed not to oppose. The settlements are subject to FERC approval. Three additional complaints (Brutschy v. El Paso Electric Company, et al., No. EP-03-CA-0050; Kevmar Holdings L. P. v. El Paso Electric Company, et al., No. EP-03-CA-0143; and Richards v. El Paso Electric Company, et al., No. EP-03-CA-0139) have

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

been filed in the same court, making substantially the same allegations as in the Roth complaint. On March 18, 2003, the Court consolidated the Roth and Brutschy complaints into a single action, and the Company anticipates that the Kevmar and Richards complaints will also be consolidated. The Court has designated two parties as co-lead plaintiffs in the consolidated action, and the plaintiffs are required to file a consolidated complaint by June 2, 2003. While the Company believes the lawsuit is without merit and will defend itself vigorously, it is unable to predict the outcome of this case.

On February 10, 2003, the Company received a letter initiating a legal proceeding known as a shareholder derivative action. The letter, written by a Pennsylvania law firm on behalf of the holder of approximately 200 shares of common stock of the Company (the “shareholder”), requests that the Company commence a lawsuit against each member of the Board of Directors to recover damages allegedly sustained by the Company as a result of alleged breaches of fiduciary duties by the Board. The shareholder contends that, from 1997 to 2002, the Board of Directors knowingly caused or allowed the Company to participate in improper transactions with Enron Corporation and certain of its subsidiaries. The allegations appear to duplicate factual questions first raised by the FERC in an investigation of the power markets in the western United States during 2000 and 2001. As noted above, the Company reached a settlement of the FERC investigation with the FERC Trial Staff on December 5, 2002 and with the principal California intervenors in the FERC investigation in February 2003. In accordance with Texas law, the Company, acting through its disinterested and independent directors, has engaged independent counsel to conduct an independent inquiry to determine whether a lawsuit against the members of the Board of Directors is in the best interests of the Company. The Company is unable to predict the outcome of this case.

Independent Accountants’ Review Report

The Shareholders and the Board of Directors

El Paso Electric Company:

We have reviewed the accompanying condensed consolidated balance sheet of El Paso Electric Company and subsidiary (the Company) as of March 31, 2003, the related condensed consolidated statements of operations and comprehensive operations for the three and twelve months ended March 31, 2003 and 2002, and the related condensed consolidated statements of cash flows for the three months ended March 31, 2003 and 2002. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of El Paso Electric Company and subsidiary as of December 31, 2002, and the related consolidated statements of operations, comprehensive operations, changes in common stock equity and cash flows for the year then ended (not presented herein); and in our report dated February 14, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

El Paso, Texas

May 2, 2003

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this Item 2 updates, and should be read in conjunction with, the information set forth in Part II, Item 7 of the Company’s 2002 Form 10-K.

Statements in this document, other than statements of historical information, are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, as well as other oral and written forward-looking statements made by or on behalf of the Company from time to time, including statements contained in the Company’s filings with the Securities and Exchange Commission and its reports to shareholders, involve known and unknown risks and other factors which may cause the Company’s actual results in future periods to differ materially from those expressed in any forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: (i) increased prices for fuel and purchased power and the possibility that regulators may not permit the Company to pass through all such increased costs to customers; (ii) fluctuations in wholesale margins due to uncertainty in the wholesale power market; (iii) unanticipated increased costs associated with scheduled and unscheduled outages; (iv) the cost of replacing steam generators and other unexpected costs at Palo Verde; (v) the costs of legal defense and possible refunds or disgorgements, or loss of market-based authority which may accrue as the result of ongoing FERC proceedings; (vi) deregulation of the electric utility industry and (vii) other factors discussed below under the headings “Summary of Critical Accounting Policies and Estimates,” “Overview” and “Liquidity and Capital Resources.” The Company’s filings are available from the Securities and Exchange Commission or may be obtained through the Company’s website, www.epelectric.com. Any such forward-looking statement is qualified by reference to these risks and factors. The Company cautions that these risks and factors are not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company except as required by law.

Summary of Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented and actual results could differ from those estimates. Critical accounting policies and estimates, which are both important to the portrayal of the Company’s financial condition and results of operations and which require complex, subjective judgments are more fully described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2002 Form 10-K.

SFAS No. 143. Effective January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” The adoption of SFAS No. 143 significantly affected the accounting for the decommissioning of the Company’s Palo Verde and Four Corners Stations. This change of accounting treatment added $39.6 million to the Company’s net income for the three months ended March 31, 2003, primarily due to the Company recognizing its liability to decommission Palo Verde at its estimated fair value based on the final provisions of SFAS No. 143. The calculation of the Company’s decommissioning obligation is based on various estimations and assumptions such as (i) the cost of retiring the plant, (ii) the time when such retirement will occur and (iii) the interest rate used to discount these future monetary obligations to arrive at a cost expressed in current dollars. Any adverse change in these assumptions, or any difference between actual and estimated costs, time periods and interest rates, could cause a reduction in the Company’s net income in future periods, and such reduction could be material.

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

The electric utility industry in general and the Company in particular are facing significant challenges and increased competition as a result of changes in federal provisions relating to third-party transmission services and independent power production, as well as changes in state laws and regulatory provisions relating to wholesale and retail service. In 1999, both Texas and New Mexico passed industry deregulation legislation requiring the Company to separate its transmission and distribution functions, which will remain regulated, from its power generation and energy services businesses, which will operate in a competitive market in the future. New Mexico repealed the New Mexico Restructuring Act in April 2003, and the Company’s operations in New Mexico will remain regulated. In Texas, the Company’s service territory has not yet been deregulated, but the Company is preparing for competition at the end of the Freeze Period in 2005. There is substantial uncertainty about both the regulatory framework and market conditions that will exist at that time and the Company may incur substantial preparatory, restructuring and other costs that may not ultimately be recoverable. There can be no assurance that deregulation will not adversely affect the future operations, cash flows and financial condition of the Company.

The changing regulatory environment and the advent of unregulated power production have created a substantial risk that the Company will lose important customers. The Company’s wholesale and large retail customers already have, in varying degrees, additional alternate sources of economical power, including co-generation of electric power. Historically, the Company has lost certain large retail customers to self generation and/or co-generation and has seen reductions in wholesale sales due to new sources of generation. If the Company loses a significant portion of its retail customer base, the Company may not be able to replace such revenues through either the addition of new customers, an increase in rates to remaining customers, or sales in the economy market.

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

Since February 2002, the FERC has been conducting an investigation into potential manipulation of electricity prices in the western United States during 2000 and 2001. On August 13, 2002, the FERC initiated an investigation into the Company’s wholesale power trading in the western United States during 2000 and 2001. On December 5, 2002, the Company announced that it had reached a settlement with the FERC Trial Staff. In February 2003, the Company also reached a settlement with the most significant intervenors. Under the terms of the settlements, the Company agreed to refund a total of $15.5 million of revenues it earned on wholesale power transactions. This amount was accrued as a liability as of December 31, 2002. A hearing before a FERC administrative law judge was held on April 1 and 2, 2003 regarding the proposed settlement. A ruling on the settlements from the administrative law judge is expected in the summer of 2003. The order of the administrative law judge will then be presented to the FERC Commissioners for their consideration.

In July 2002, the Company suspended work on its CIS project to perform an assessment of the project and of alternatives to completion of the project. This assessment includes analyzing the continuing changes in the billing requirements as a result of deregulation and the impact that potential delays in the implementation of deregulation may have on the Company and the associated billing requirements. As of March 31, 2003, the Company has capitalized $17.9 million on the CIS project. If, as a result of this assessment, any portion of the amounts that have been capitalized to date to implement a new CIS system are deemed impaired or if the Company abandons the project, the Company would recognize a charge against income in the period such impairment is identified or the project is abandoned and the effect on the Company’s financial results could be material.

As of May 2, 2003, the Company had approximately 1,000 employees, 30% of whom are covered by a collective bargaining agreement. The collective bargaining agreement between the Company and the International Brotherhood of Electrical Workers Local 960 (“Local 960”) expires on June 15, 2003. Local 960 represents Company employees working primarily in the power plants, substations and line crews. The parties exchanged proposals during April 2003 and will begin contract negotiations on May 15, 2003. The Company cannot predict the outcome of these negotiations.

Liquidity and Capital Resources

The Company’s principal liquidity requirements in the near-term are expected to consist of interest payments on the Company’s indebtedness, operating and capital expenditures related to the Company’s generating facilities and transmission and distribution systems, and refunds related to sales made in western power markets in 2000 and 2001. The Company expects that cash flows from operations will be sufficient for such purposes.

Long-term debt and financing obligations totaling $424.7 million are scheduled to mature or are subject to remarketing between April 2003 and February 2006. The Company expects that certain of these obligations including certain first mortgage bonds and the pollution control bonds totaling $379.3 million and the $100 million revolving credit facility, against which approximately $45.1 million had been drawn for nuclear fuel purchases as of March 31, 2003, will be refinanced through the capital and credit markets. The Company’s ability to access capital and credit markets may be adversely affected by uncertainties related to operating in a competitive energy market, tight credit markets and debt rating agency actions.

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

During the twelve months ended March 31, 2003 and 2002, the Company utilized $78.1 million and $106.0 million, respectively, of federal tax loss carryforwards. The Company anticipates that existing federal tax loss carryforwards will be fully utilized by the end of 2003 and after that date, the Company’s cash flow requirements are expected to include greater amounts of cash for income taxes than has existed in recent years.

As a result of the declines in the financial markets, the Company anticipates its cash flow requirements associated with its retirement plans and other postretirement benefit plan and its cash flow requirements related to contributions to the decommissioning trust funds will increase as compared to the related cash flow requirements of recent years. The Company made an additional deposit of $4.7 million into the decommissioning trust funds in January 2003, and is continually evaluating its funding requirements related to its retirement plans, other postretirement benefit plan, and decommissioning trust funds.

As of March 31, 2003, the Company had approximately $44.3 million in cash and cash equivalents, a decrease of $30.8 million from the December 31, 2002 balance of $75.1 million. The $100 million revolving credit facility also provides up to $70 million for nuclear fuel purchases. Any amounts not borrowed for nuclear fuel purchases may be borrowed by the Company for working capital needs. As of March 31, 2003, approximately $45.1 million had been drawn for nuclear fuel purchases. No amounts are currently outstanding on this facility for working capital needs.

The Company has a relatively high debt to capitalization ratio and significant debt service obligations. Due to the Texas Rate Stipulation, the Texas Settlement Agreement, and competitive pressures, the Company does not expect to be able to raise its base rates in Texas in the event of increases in non-fuel costs or loss of revenues.

The Company has significantly reduced its long-term debt since its emergence from bankruptcy in 1996. From June 1, 1996 through May 2, 2003, the Company repurchased and repaid approximately $550.5 million of first mortgage bonds, including the repayment of approximately $36.1 million of Series C First Mortgage Bonds at their maturity and the repurchase of approximately $3.3 million of first mortgage bonds during the first quarter of 2003, with internally generated cash as part of a deleveraging program. Common stock equity as a percentage of capitalization has increased from 19% at June 30, 1996 to 44% at March 31, 2003. In addition, the Company’s bonds are rated investment grade by two major credit rating agencies.

The degree to which the Company is leveraged could have important consequences for the Company’s liquidity, including (i) limiting the Company’s ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate or other purposes in the future, and (ii) placing the Company at a competitive disadvantage by limiting its financial flexibility to respond to the demands of the competitive market and making it more vulnerable to adverse economic or business changes.

The Company’s Board of Directors previously approved three stock repurchase programs allowing the Company to purchase up to fifteen million of its outstanding shares of common stock. As of May 2, 2003, the Company had repurchased 13,404,129 shares of common stock under these programs for approximately $152.1 million, including commissions. The Company may continue making purchases of its stock at open market prices and may engage in private transactions, where appropriate. Any repurchased shares will be available for issuance under employee benefit and stock option plans, or may be retired.

Historical Results of Operations

	Three Months Ended March 31,			Twelve Months Ended March 31,
	2003	2002		2003		2002
	Actual	Actual	Pro forma	Actual	Pro forma	Actual	Pro forma
Income before cumulative effect of accounting change (in thousands)	$2,116	$5,851	$7,007	$25,233	$28,700	$50,912	$55,416
Diluted earnings per share before cumulative effect of accounting change	0.04	0.12	0.14	0.50	0.57	0.99	1.08

Income before the cumulative effect of accounting change for the three months ended March 31, 2003 decreased $4.9 million, or $0.10 diluted earnings per share, compared to the pro forma results for the same period a year ago discussed in Note A. This decrease resulted primarily from decreased wholesale sales revenue related to the expiration of two long-term contracts, increased maintenance expense at local plants and increased pensions and benefits expense. These decreases were partially offset by increased margins on economy sales and a loss on extinguishment of debt in the prior year with no comparable amounts in the current year. Pro forma income before cumulative effect of accounting change for the twelve months ended March 31, 2003 decreased $26.7 million or $0.51 diluted earnings per share, compared to the pro forma results for the same period a year ago discussed in Note A. This decrease was primarily due to decreased wholesale sales revenue related to the expiration of two long-term contracts and the FERC settlements. This decrease was partially offset by increased margins on economy sales, a decrease in the loss on extinguishment of debt and decreased interest expense on long-term debt.

Electric utility operating revenues net of energy expenses decreased $2.9 million and $10.9 million for the three and twelve months ended March 31, 2003, respectively, compared to the same periods last year, primarily due to decreased wholesale sales revenue related to the expiration of two long-term contracts and decreased energy expenses passed through to Texas customers. These decreases were partially offset by increased margins on economy sales.

Comparisons of kWh sales and electric utility operating revenues are shown below (in thousands):

			Increase (Decrease)
Three Months Ended March 31:	2003	2002	Amount	Percent
Electric kWh sales:
Retail:
Residential	431,202	432,657	(1,455)	(0.3)%
Commercial and industrial, small	437,563	431,129	6,434	1.5
Commercial and industrial, large	264,741	261,992	2,749	1.0
Sales to public authorities	257,505	261,409	(3,904)	(1.5)
Wholesale:
Sales for resale	9,893	348,485	(338,592)	(97.2	)(1)
Economy sales	615,688	113,166	502,522	444.1	(2)

Total	2,016,592	1,848,838	167,754	9.1

Electric utility operating revenues:
Base revenues:
Retail:
Residential	$37,383	$37,803	$(420)	(1.1)%
Commercial and industrial, small	35,705	35,097	608	1.7
Commercial and industrial, large	9,886	9,841	45	0.5
Sales to public authorities	15,889	15,725	164	1.0
Wholesale:
Sales for resale	390	11,968	(11,578)	(96.7	)(1)

Total base revenues	99,253	110,434	(11,181)	(10.1)
Fuel revenues	21,497	32,477	(10,980)	(33.8	)(3)
Economy sales	25,031	2,773	22,258	802.7	(2)
Other (4)	1,549	1,923	(374)	(19.4)

Total electric utility operating revenues	$147,330	$147,607	$(277)	(0.2)

			Increase (Decrease)
Twelve Months Ended March 31:	2003	2002	Amount	Percent
Electric kWh sales:
Retail:
Residential	1,869,476	1,798,050	71,426	4.0%
Commercial and industrial, small	2,083,192	2,049,707	33,485	1.6
Commercial and industrial, large	1,164,564	1,134,530	30,034	2.6
Sales to public authorities	1,208,276	1,180,725	27,551	2.3
Wholesale:
Sales for resale	647,541	1,486,448	(838,907)	(56.4	)(1)
Economy sales	1,985,987	688,121	1,297,866	188.6	(2)

Total	8,959,036	8,337,581	621,455	7.5

Electric utility operating revenues:
Base revenues:
Retail:
Residential	$165,899	$159,868	$6,031	3.8%
Commercial and industrial, small	164,161	160,929	3,232	2.0
Commercial and industrial, large	43,465	42,753	712	1.7
Sales to public authorities	70,966	69,883	1,083	1.5
Wholesale:
Sales for resale	20,648	55,523	(34,875)	(62.8	)(1)

Total base revenues	465,139	488,956	(23,817)	(4.9)
Fuel revenues	147,671	165,327	(17,656)	(10.7	)(3)
Economy sales	65,914	47,723	18,191	38.1	(2)
Other (4)	6,526	8,735	(2,209)	(25.3)

Total electric utility operating revenues	$685,250	$710,741	$(25,491)	(3.6)

(1)	Primarily due to the expiration of wholesale power contracts with IID on April 30, 2002 and TNP on December 31, 2002.
(2)	Primarily due to increased available power as a result of the expiration of the wholesale power contracts mentioned above and a more robust market.
(3)	Primarily due to the expiration of the wholesale power contracts mentioned above and decreased energy expenses passed through to Texas customers.
(4)	Represents revenues with no related kWh sales.

Energy services operations did not change significantly for the three months ended March 31, 2003 compared to the same period last year. Energy services operations decreased $3.1 million for the twelve months ended March 31, 2003 compared to the same period last year primarily due to a warranty reserve recorded by the Company during the third quarter of 2002 and the cessation of additional marketing activities and sales by MiraSol in 2002.

Other electric operations expense increased $6.2 million and $14.5 million for the three and twelve months ended March 31, 2003, respectively, compared to the same periods last year primarily due to (i) increased Palo Verde expense; (ii) increased pension and other postretirement benefit costs due to declines in the financial markets; (iii) accretion expense related to the implementation of SFAS No. 143 and (iv) increased legal fees related to the FERC investigation and other consulting fees. As discussed in Note A, the implementation of SFAS No. 143 caused other electric operations expense to increase by $1.2 million for the three and twelve months ended March 31, 2003 compared to the same periods last year.

Electric utility maintenance increased $3.5 million for the three months ended March 31, 2003 compared to the same period last year primarily due to scheduled maintenance outages at local generating stations. Electric utility maintenance expense increased $5.3 million for the twelve months ended March 31, 2003 compared to the same period last year primarily due to scheduled maintenance outages at local generating stations and scheduled refueling and maintenance outages at Palo Verde.

Depreciation and amortization expense decreased by $1.2 million and $1.5 million for the three and twelve months ended March 31, 2003, respectively, compared to the same periods last year, primarily due to decreased depreciation expense resulting from the implementation of SFAS No. 143. As discussed in Note A, the implementation of SFAS No. 143 caused depreciation and amortization expense to decrease by $0.9 million for the three and twelve months ended March 31, 2003 compared to the same periods last year.

Taxes other than income taxes remained relatively unchanged for the three and twelve months ended March 31, 2003 compared to the same periods last year.

Other income (deductions) increased $2.6 million for the three months ended March 31, 2003 compared to the same period last year primarily due to a decrease in the loss on extinguishments of debt of $3.3 million partially offset by a decrease in investment income related to the decommissioning trust funds of $0.6 million. Other income (deductions) increased $2.2 million for the twelve months ended March 31, 2003 compared to the same period last year primarily due to a decrease in the loss on extinguishments of debt of $6.8 million partially offset by a decrease in investment income related to the decommissioning trust funds of $3.3 million and a decrease in interest income related to the undercollection of Texas fuel revenues of $1.4 million.

Interest charges (credits) decreased $3.1 million for the three months ended March 31, 2003, compared to the same period last year primarily due to (i) the implementation of SFAS No. 143 and (ii) a reduction in outstanding debt as a result of open market purchases and repayment at maturity of the Company’s first mortgage bonds. Interest charges decreased $8.2 million for the twelve months ended March 31, 2003, compared to the same period last year primarily due to (i) a reduction in outstanding debt as a result of open market purchases and repayment at maturity of the Company’s first mortgage bonds and (ii) the adoption of SFAS No. 143 on January 1, 2003. As discussed in Note A, the implementation of SFAS No. 143 caused interest charges (credits) to decrease by $2.0 million for the three and twelve months ended March 31, 2003 compared to the same periods last year.

Income tax expense, excluding the tax effect of a cumulative effect of accounting change, decreased $2.2 million and $11.7 million for the three and twelve months ended March 31, 2003, respectively, compared to the same periods last year primarily due to changes in pretax income and certain permanent differences and adjustments.

As discussed in more detail in Note A, the cumulative effect of accounting change relates to the adoption of SFAS No. 143, on January 1, 2003. SFAS No. 143 provides guidance on the recognition and measurement of liabilities associated with the retirement of tangible long-lived assets. SFAS No. 143 affected the accounting for the decommissioning of the Company’s Palo Verde and Four Corners Stations and changed the method used to report the decommissioning obligation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk due to changes in interest rates, equity prices and commodity prices. See the Company’s 2002 Form 10-K, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” for a complete discussion of the market risks faced by the Company and the Company’s market risk sensitive assets and liabilities. As of March 31, 2003, there have been no material changes in the market risks faced by the Company or the fair values of assets and liabilities disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Company’s 2002 Form 10-K.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of May 8, 2003 (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and the Company’s consolidated subsidiary would be made known to them by others within those entities.

Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company hereby incorporates by reference the information set forth in Part I of this report under Notes B and E of Notes to Consolidated Financial Statements.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits: See Index to Exhibits incorporated herein by reference.

(b) Reports on Form 8-K:

Date of Reports	Item Numbers	Financiala Statements Required to be Filed
January 21, 2003	5	None
February 19, 2003	5	None
April 29, 2003	7 and 9	None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EL PASO ELECTRIC COMPANY

By:	/s/ TERRY BASSHAM
Terry Bassham Executive Vice President, Chief Financial and Administrative Officer (Duly Authorized Officer and Principal Financial Officer)

Dated: May 9, 2003

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

Dated: May 9, 2003

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

Dated: May 9, 2003

EL PASO ELECTRIC COMPANY

INDEX TO EXHIBITS

Exhibit Number	Exhibit

†10.01

Form of Directors’ Restricted Stock Award Agreement between the Company and certain directors of the Company. (Identical in all material respects to Exhibit 10.07 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

††10.02

Form of Directors’ Stock Option Agreement between the Company and certain directors of the Company. (Identical in all material respects to Exhibit 99.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)

15	Letter re Unaudited Interim Financial Information

†

In lieu of non-employee director cash compensation, three agreements, dated as of April 1, 2003, substantially identical in all material respects to this Exhibit, have been entered into with Kenneth Heitz; Patricia Z. Holland-Branch; and Charles A. Yamarone; directors of the Company.

††

In lieu of non-employee director cash compensation, two agreements, dated as of April 1, 2003, substantially identical in all material respects to this Exhibit, have been entered into with Kenneth Heitz and Wilson K. Cadman; directors of the Company.