Form 10-Q
period 2003-06-30
EL PASO ELECTRIC CO /TX/
filed 2003-08-14
CIK 31978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES  ☒  NO  ☐

As of August 8, 2003, there were 48,181,249 shares of the Company’s no par value common stock outstanding.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

ASSETS (In thousands)	June 30, 2003 (Unaudited)	December 31, 2002
Utility plant:
Electric plant in service	$1,701,119	$1,753,022
Less accumulated depreciation and amortization	555,328	565,209

Net plant in service	1,145,791	1,187,813
Construction work in progress	120,656	117,595
Nuclear fuel; includes fuel in process of $8,008 and $9,639, respectively	71,236	74,070
Less accumulated amortization	34,183	34,474

Net nuclear fuel	37,053	39,596

Net utility plant	1,303,500	1,345,004

Current assets:
Cash and temporary investments	32,715	75,142
Accounts receivable, principally trade, net of allowance for doubtful accounts of $3,057 and $3,234, respectively	74,079	66,818
Accumulated deferred income taxes	31,959	28,149
Inventories, at cost	24,625	24,713
Undercollection of fuel revenues	11,754	6,401
Prepayments and other	10,839	11,961

Total current assets	185,971	213,184

Deferred charges and other assets:
Decommissioning trust funds	72,258	59,923
Undercollection of fuel revenues—noncurrent	8,403	12,404
Other	15,952	16,474

Total deferred charges and other assets	96,613	88,801

Total assets	$1,586,084	$1,646,989

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Continued)

CAPITALIZATION AND LIABILITIES (In thousands except for share data)	June 30, 2003 (Unaudited)	December 31, 2002
Capitalization:
Common stock, stated value $1 per share, 100,000,000 shares authorized, 62,482,964 and 62,389,415 shares issued, and 146,177 and 203,046 restricted shares, respectively	$62,629	$62,592
Capital in excess of stated value	262,985	262,480
Unearned compensation—restricted stock awards	(1,406)	(1,442)
Retained earnings	341,489	294,742
Accumulated other comprehensive loss, net of tax	(11,215)	(14,421)

	654,482	603,951
Treasury stock, 14,449,595 and 12,982,995, shares respectively; at cost	(164,037)	(147,309)

Common stock equity	490,445	456,642
Long-term debt, net of current portion	588,598	588,650
Financing obligations, net of current portion	23,116	25,725

Total capitalization	1,102,159	1,071,017

Current liabilities:
Current portion of long-term debt and financing obligations	21,872	60,961
Accounts payable, principally trade	25,609	24,899
FERC settlements payable	15,500	15,500
Taxes accrued other than federal income taxes	15,323	17,827
Interest accrued	14,663	15,965
Overcollection of fuel revenues	10,733	—
Other	22,244	20,556

Total current liabilities	125,944	155,708

Deferred credits and other liabilities:
Accumulated deferred income taxes	124,646	97,084
Accrued postretirement benefit liability	91,410	88,569
Asset retirement obligation (See Note A)	52,756	145,871
Accrued pension liability	51,720	51,086
Other	37,449	37,654

Total deferred credits and other liabilities	357,981	420,264

Commitments and contingencies

Total capitalization and liabilities	$1,586,084	$1,646,989

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except for share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Electric utility operating revenues	$162,313	$179,917	$309,643	$327,524

Energy expenses:
Fuel	37,901	35,241	70,252	62,398
Purchased and interchanged power	13,855	29,890	26,631	45,225

	51,756	65,131	96,883	107,623

Electric utility operating revenues net of energy expenses	110,557	114,786	212,760	219,901

Energy services operations:
Operating revenues	185	1,105	341	2,695
Operating expenses	283	1,433	450	3,152

	(98)	(328)	(109)	(457)

Other electric utility operating expenses:
Other operations	42,705	34,656	81,855	67,590
Maintenance	15,707	10,967	30,770	22,484
Depreciation and amortization	21,735	22,443	43,097	45,009
Taxes other than income taxes	11,017	10,944	22,100	21,846

	91,164	79,010	177,822	156,929

Operating income	19,295	35,448	34,829	62,515

Other income (deductions):
Investment and interest income (loss), net	397	(286)	527	177
Loss on extinguishments of debt	—	(100)	(1)	(3,410)
Other, net	(172)	(586)	(933)	(934)

	225	(972)	(407)	(4,167)

Income before interest charges	19,520	34,476	34,422	58,348

Interest charges (credits):
Interest on long-term debt and financing obligations	12,795	13,727	25,891	27,884
Other interest	90	2,202	189	4,377
Interest capitalized	(1,349)	(1,585)	(2,665)	(2,959)

	11,536	14,344	23,415	29,302

Income before income taxes and cumulative effect of accounting change	7,984	20,132	11,007	29,046
Income tax expense	2,989	7,814	3,896	10,877

Income before cumulative effect of accounting change	4,995	12,318	7,111	18,169
Cumulative effect of accounting change, net of tax	—	—	39,635	—

Net income	$4,995	$12,318	$46,746	$18,169

Basic earnings per share:
Income before cumulative effect of accounting change	$0.10	$0.25	$0.15	$0.36
Cumulative effect of accounting change, net of tax	—	—	0.80	—

Net income	$0.10	$0.25	$0.95	$0.36

Diluted earnings per share:
Income before cumulative effect of accounting change	$0.10	$0.24	$0.15	$0.36
Cumulative effect of accounting change, net of tax	—	—	0.80	—

Net income	$0.10	$0.24	$0.95	$0.36

Weighted average number of shares outstanding	48,659,155	50,092,213	48,981,211	50,044,473

Weighted average number of shares and dilutive potential shares outstanding	49,037,673	50,652,666	49,327,186	50,642,442

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except for share data)

	Twelve Months Ended June 30,
	2003	2002
Electric utility operating revenues	$667,645	$687,531

Energy expenses:
Fuel	140,267	145,188
Purchased and interchanged power	79,231	79,664

	219,498	224,852

Electric utility operating revenues net of energy expenses	448,147	462,679

Energy services operations:
Operating revenues	2,205	15,891
Operating expenses	5,552	15,975

	(3,347)	(84)

Other electric utility operating expenses:
Other operations	158,928	139,339
FERC settlements	15,500	—
Maintenance	56,308	43,312
Depreciation and amortization	87,670	90,072
Taxes other than income taxes	43,473	43,526

	361,879	316,249

Operating income	82,921	146,346

Other income (deductions):
Investment and interest income (loss), net	(640)	23
Loss on extinguishments of debt	(1)	(6,781)
Other, net	(2,194)	(1,257)

	(2,835)	(8,015)

Income before interest charges	80,086	138,331

Interest charges (credits):
Interest on long-term debt and financing obligations	53,167	58,092
Other interest	4,647	8,390
Interest capitalized	(5,347)	(5,386)

	52,467	61,096

Income before income taxes and cumulative effect of accounting change	27,619	77,235
Income tax expense	9,710	26,110

Income before cumulative effect of accounting change	17,909	51,125
Cumulative effect of accounting change, net of tax	39,635	—

Net income	$57,544	$51,125

Basic earnings per share:
Income before cumulative effect of accounting change	$0.36	$1.02
Cumulative effect of accounting change, net of tax	0.81	—

Net income	$1.17	$1.02

Diluted earnings per share:
Income before cumulative effect of accounting change	$0.36	$1.00
Cumulative effect of accounting change, net of tax	0.80	—

Net income	$1.16	$1.00

Weighted average number of shares outstanding	49,335,156	50,320,969

Weighted average number of shares and dilutive potential shares outstanding	49,727,209	51,032,717

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2003	2002	2003	2002	2003	2002
Net income	$4,995	$12,318	$46,746	$18,169	$57,544	$51,125
Other comprehensive income (loss):
Minimum pension liability adjustment	—	—	—	—	(21,148)	(824)
Net unrealized gains (losses) on marketable securities:
Net holding gains (losses) arising during period	5,322	(4,856)	4,137	(4,815)	1,204	(7,401)
Reclassification adjustments for net losses included in net income	130	1,071	796	1,425	3,617	3,935

	5,452	(3,785)	4,933	(3,390)	(16,327)	(4,290)

Income tax benefit (expense) related to items of other comprehensive income (loss):
Minimum pension liability adjustment	—	—	—	—	8,216	289
Net unrealized gains (losses) on marketable securities	(1,908)	1,325	(1,727)	1,221	(1,687)	1,212

	(1,908)	1,325	(1,727)	1,221	6,529	1,501

Other comprehensive income (loss), net of tax	3,544	(2,460)	3,206	(2,169)	(9,798)	(2,789)

Comprehensive income	$8,539	$9,858	$49,952	$16,000	$47,746	$48,336

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income	$46,746	$18,169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of electric plant in service	43,097	45,009
Amortization of nuclear fuel	8,470	8,770
Cumulative effect of accounting change, net of tax	(39,635)	—
Deferred income taxes, net	(2,901)	4,016
Loss on extinguishments of debt	1	3,410
Other amortization and accretion	3,929	6,069
Other operating activities	1,422	1,416
Change in:
Accounts receivable	(7,261)	(1,744)
Inventories	621	(212)
Net under/overcollection of fuel revenues	9,381	4,525
Prepayments and other	(136)	1,410
Accounts payable	710	956
Taxes accrued other than federal income taxes	(2,504)	(2,449)
Interest accrued	(1,302)	(968)
Other current liabilities	1,688	2,502
Deferred charges and credits	2,835	384

Net cash provided by operating activities	65,161	91,263

Cash flows from investing activities:
Cash additions to utility property, plant and equipment	(32,735)	(32,316)
Cash additions to nuclear fuel	(6,660)	(7,545)
Interest capitalized:
Utility property, plant and equipment	(2,523)	(2,779)
Nuclear fuel	(142)	(180)
Decommissioning trust funds:
Purchases	(11,501)	(9,004)
Sales and maturities	3,469	5,958
Other investing activities	1,238	312

Net cash used for investing activities	(48,854)	(45,554)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	2,006
Purchases of treasury stock	(16,728)	(6,451)
Repurchases of and payments on first mortgage bonds	(39,360)	(36,344)
Nuclear fuel financing obligations:
Proceeds	7,367	8,906
Payments	(9,704)	(8,868)
Other financing activities	(309)	(1,134)

Net cash used for financing activities	(58,734)	(41,885)

Net increase (decrease) in cash and temporary investments	(42,427)	3,824
Cash and temporary investments at beginning of period	75,142	27,994

Cash and temporary investments at end of period	$32,715	$31,818

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A.	Principles of Preparation

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Annual Report of El Paso Electric Company on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”). Capitalized terms used in this report and not defined herein have the meaning ascribed for such terms in the 2002 Form 10-K. In the opinion of management of the Company, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at June 30, 2003 and December 31, 2002; the results of its operations for the three, six and twelve months ended June 30, 2003 and 2002; and its cash flows for the six months ended June 30, 2003 and 2002. The results of operations for the three and six months ended June 30, 2003 and the cash flows for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full calendar year.

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

The adoption of SFAS No. 143 primarily affected the accounting for the decommissioning of the Company’s Palo Verde and Four Corners Stations and changed the method used to report the decommissioning obligation. Upon emergence from bankruptcy in 1996, the Company was required under fresh-start reporting to adopt the concepts of an early exposure draft of the SFAS No. 143 project and accordingly, recognized the present value of its projected Palo Verde asset retirement costs as both a component of its capitalized cost of Palo Verde and as a decommissioning liability. Subsequently, the Company recognized accretion of the Palo Verde ARO liability as a component of interest expense and depreciation of the Palo Verde asset retirement cost as depreciation expense in its consolidated financial statements. Upon adoption of SFAS No. 143, the net difference between the amounts determined under SFAS No. 143 and the Company’s previous method of accounting for such activities was recognized as a decrease in the ARO of $95.5 million, a decrease in net plant in service of $30.9 million, and a cumulative effect of accounting change of $39.6 million, net of related taxes of $25.0 million. The

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

cumulative effect of accounting change is primarily due to using a longer discount period as the result of the probability of a license extension at Palo Verde and a change in the discount rate used. The Company has six external trust funds with independent trustees which are legally restricted to settling its ARO at Palo Verde. The fair value of the fund at June 30, 2003 is $72.3 million.

A reconciliation of the Company’s ARO liability for Palo Verde and Four Corners Station for the six months ended June 30, 2003 is as follows (in thousands):

January 1, 2003	$50,364
Liabilities incurred	—
Liabilities settled	—
Revisions to estimate	—
Accretion expense	2,392

June 30, 2003	$52,756

The pro forma net income and earnings per share amounts that would have been presented on the statement of operations for the three and six months ended June 30, 2002 and the twelve months ended June 30, 2003 and 2002 assuming SFAS No. 143 had been applied on a retroactive basis are summarized as follows (in thousands except for share data):

	Three Months Ended June 30, 2002		Six Months Ended June 30, 2002
	Actual	Pro forma	Actual	Pro forma
Income before cumulative effect of accounting change	$12,318	$13,473	$18,169	$20,480
Net income	12,318	13,473	18,169	20,480
Basic earnings per share:
Income before cumulative effect of accounting change	0.25	0.27	0.36	0.41
Net income	0.25	0.27	0.36	0.41
Diluted earnings per share:
Income before cumulative effect of accounting change	0.24	0.27	0.36	0.40
Net income	0.24	0.27	0.36	0.40

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Twelve Months Ended June 30,
	2003		2002
	Actual	Pro forma	Actual	Pro forma
Income before cumulative effect of accounting change	$17,909	$20,221	$51,125	$55,669
Net income	57,544	20,221	51,125	55,669
Basic earnings per share:
Income before cumulative effect of accounting change	0.36	0.41	1.02	1.11
Net income	1.17	0.41	1.02	1.11
Diluted earnings per share:
Income before cumulative effect of accounting change	0.36	0.41	1.00	1.09
Net income	1.16	0.41	1.00	1.09

As of June 30, 2002 and 2001, the pro forma ARO liability would have been $48.2 million and $44.0 million, respectively.

The Company has transmission and distribution lines which are operated under various property easement agreements. If the easements were to be released, the Company may have a legal obligation to remove the line; however, the likelihood of this occurring is remote. The majority of these easements include renewal options which the Company routinely exercises. Additionally, the Company has certain components of its local generating stations which may result in an ARO. However, substantial uncertainty exists surrounding the ultimate removal date for these facilities. Due to the nature of these assets and the uncertainty of final removal timing and costs, an ARO has not been included for these assets as the ARO cannot be reasonably estimated at this time.

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

Stock Options and Restricted Stock. The Company has two stock-based long-term incentive plans and accounts for them under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation expense is recognized for the intrinsic value, if any, of option grants at the measurement date ratably over the vesting period of the options. If compensation expense for the plans had been determined based on the fair value at grant date on a straight-line basis over the vesting period, consistent with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts presented below:

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income, as reported	$4,995	$12,318	$46,746	$18,169
Deduct: Compensation expense, net of tax	228	299	459	601

Pro forma net income	$4,767	$12,019	$46,287	$17,568

Basic earnings per share:
As reported	$0.10	$0.25	$0.95	$0.36
Pro forma	0.10	0.24	0.95	0.35

Diluted earnings per share:
As reported	0.10	0.24	0.95	0.36
Pro forma	0.10	0.24	0.94	0.35

	Twelve Months Ended June 30,
	2003	2002
Net income, as reported	$57,544	$51,125
Deduct: Compensation expense, net of tax	1,184	1,110

Pro forma net income	$56,360	$50,015

Basic earnings per share:
As reported	$1.17	$1.02
Pro forma	1.14	0.99

Diluted earnings per share:
As reported	1.16	1.00
Pro forma	1.14	0.98

Compensation expense for the restricted stock awards is recognized for the fair value as measured by the quoted market price of the shares at the award date ratably over the restriction period. Unearned compensation related to restricted stock awards is shown as a reduction of common stock equity.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Cash Flow Disclosures (in thousands)

	Six Months Ended June 30,
	2003	2002
Cash paid for:
Interest on long-term debt and financing obligations	$26,659	$28,979
Other interest	7	9
Income taxes	2,100	7,203

Non-cash investing and financing activities:
Grants of restricted shares of common stock	669	1,531
Remeasurements of employee stock options	—	240

B.	Regulation

For a full discussion of the Company’s regulatory matters, see Note B of Notes to Consolidated Financial Statements in the 2002 Form 10-K.

General

In 1999, both the Texas and New Mexico legislatures enacted electric utility industry restructuring laws requiring competition in certain functions of the industry and ultimately in the Company’s service area. In Texas, the Company is exempt from the requirements of the Texas Restructuring Law, including utility restructuring and retail competition, until the expiration of the Freeze Period in August 2005. On April 8, 2003, the New Mexico Restructuring Act was repealed, and the Company’s operations in New Mexico will continue to be fully regulated. The bill repealing the New Mexico Restructuring Act includes a provision allowing public utilities to recover New Mexico transition costs incurred to comply with the act. The Company’s July 31, 2003 rate compliance filing includes approximately $3.4 million in transition costs. For financial reporting purposes, these amounts were expensed by the Company in prior periods. The Company has not determined and cannot predict at this time the full effects that the repeal of the New Mexico Restructuring Act will have on the Company as it prepares for retail competition in its Texas jurisdiction.

The Company continues to prepare to comply with the Texas Restructuring Law and other regulatory, economic and technological changes occurring throughout the industry. Deregulation of the production of electricity and related services, and increasing customer demand for lower priced electricity and other energy services, have accelerated the industry’s movement toward more competitive pricing and cost structures. Those competitive pressures could result in the loss of customers and diminish the ability of the Company to recover fully its investment in generation assets after the expiration of the Freeze Period. In January 2002, competition was initiated in some parts of Texas. As a result, the Company may face increasing pressure on its retail rates. The Company’s results of operations

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

and cash flows may be adversely affected if it cannot maintain its current retail rates through the expiration of the Freeze Period.

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

On December 5, 2002, the Company announced that it had reached a settlement with the FERC Trial Staff. The settlement resolves all issues between the Company and the Trial Staff. In February 2003, the Company also reached a settlement with the California Attorney General and the California Electricity Oversight Board. In addition, the California Public Utilities Commission and Pacific Gas and Electric Company agreed not to oppose the settlements. Under the terms of the settlements, the Company agreed to refund a total of $15.5 million of revenues it earned on wholesale power transactions. This amount was accrued as a liability as of December 31, 2002. The Company also agreed to make wholesale sales pursuant to its cost of service rate authority rather than its market-based rate authority from December 1, 2002 through December 31, 2004. The Company is permitted to sell power into wholesale markets at its incremental cost plus $21.11 per MWh. To the extent that wholesale market prices exceed these amounts, the Company will forego the opportunity to realize these revenues. Although this provision has not had a significant impact on the pricing of wholesale sales through June 30, 2003, the Company is unable to predict the effect, if any, this will have on the Company’s future revenues.

On July 23, 2003, the FERC approved the settlement and on August 5, 2003 the Company deposited the $15.5 million into an interest bearing escrow account for the benefit of the California Department of Water Resources’ Electric Power Fund. The proceeds will be distributed upon the expiration of any applicable appeals period. The Company has denied and will continue to deny the allegations made by the FERC Trial Staff and the intervenors. Furthermore, the Company believes this order resolves all issues between the FERC and the other parties to this investigation.

RTOs. On December 15, 1999, the FERC approved its final rule (“Order 2000”) on Regional Transmission Organizations (“RTOs”). Order 2000 strongly encourages, but does not require, public utilities to form and join RTOs. The Company is an active participant in the development of WestConnect, formerly known as the Desert Southwest Transmission and Reliability Operator. The Company believes WestConnect will qualify as an RTO under Order 2000. The Company intends, subject to the resolution of outstanding issues, to participate in WestConnect. As a participating transmission owner, the Company will transfer operational authority of its transmission system to WestConnect subject to receiving any necessary regulatory approvals. The WestConnect proposal was submitted to the FERC on October 15, 2001. On October 10, 2002, FERC issued an order indicating

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

that the WestConnect proposal satisfied, or with certain modifications would satisfy, the FERC requirements for an RTO under Order 2000. WestConnect will continue to work with the FERC and two other proposed RTOs in the west to achieve a seamless market structure. The Company, however, anticipated to be no more than a 9% participant in WestConnect, cannot control the terms or timing of its establishment. It is unlikely that WestConnect will be operational before the end of the Freeze Period. The establishment of an RTO in the Company’s service area is an important factor in the Company’s ability to establish a Qualified Power Region as defined in the Texas Restructuring Law and the timing of the operations of WestConnect could affect the timing of the Company’s ability to compete in a deregulated environment.

Texas Regulatory Matters

Deregulation. The Texas Restructuring Law required investor-owned electric utilities to separate power generation activities from transmission and distribution activities by January 1, 2002, and on that date retail competition was instituted in some parts of Texas. The Texas Restructuring Law, however, specifically recognized and preserved the Company’s Texas Rate Stipulation and Texas Settlement Agreement by, among other things, exempting the Company’s Texas service area from retail competition until the end of the Freeze Period. At the end of the Freeze Period the Company will be subject to all the applicable provisions of the law. There is substantial uncertainty about both the regulatory framework and market conditions that will exist at that time and the Company may incur substantial preparatory, restructuring and other costs that may not ultimately be recoverable. Under its exemption from the Texas Restructuring Law, however, the Company will have no claim for stranded cost recovery. (Stated simply, stranded costs are the positive difference, if any, between the book value of electric generating assets, including long-term purchase power contracts, and the market value of those assets).

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(ii) recover Palo Verde performance rewards of $21.6 million, including interest, for achieving a three-period average capacity factor of 89.8% (the three periods used for this reward amount, each of which consists of a three-year rolling average, being the periods ended in 1998, 1999 and 2000) which, pursuant to the Texas Fuel Settlement, the Texas Commission shall treat as reconciled and (iii) recover its net underrecovered fuel expenses and Palo Verde performance rewards, including interest, through a surcharge. The Company previously agreed to contribute 50% of the Palo Verde performance rewards to fund programs for bill payment assistance and demand side management programs in its Texas service territory.

The Texas Commission staff, local regulatory authorities such as the City of El Paso and customers are entitled to intervene in a fuel reconciliation proceeding and to challenge the prudence of fuel and purchased power expenses. The City of El Paso and the Office of Public Utility Counsel initially submitted testimony requesting disallowances of $38.8 million and $38.7 million, respectively, to the Company’s Texas jurisdiction eligible fuel costs for the reconciliation period. The primary argument raised by the City of El Paso and the Office of Public Utility Counsel is that certain of the Company’s power purchases should have an imputed demand charge that would be excluded from recovery of fuel expense. In addition to testimony submitted by the City of El Paso and the Office of Public Utility Counsel, the Commission staff also filed testimony on other fuel issues but did not initially address the imputed demand charge arguments raised by the City of El Paso and the Office of the Public Utility Counsel. The Company filed rebuttal testimony on May 8, 2003 and a hearing on the merits was held on May 20, 21 and 22, 2003. On July 3, 2003, the intervenors and the Commission staff filed hearing briefs in which they reasserted their positions, with the City of El Paso and the Office of Public Utility Counsel adjusting their requested disallowance amounts to $29.3 million and $32.3 million, respectively, prior to the consideration of accrued interest, from previously filed testimony. In addition, the Commission staff asserted for the first time the need for the calculation of imputed demand charges. The Company anticipates that it will take nine to twelve months to receive a final order from the Texas Commission. The Company cannot predict the outcome of these proceedings or how the Texas Commission will rule. In the event that the Texas Commission disallows any significant amount of fuel costs, the resulting reduction of fuel revenue could be material to the Company’s financial position, results of operations and cash flows.

New Mexico Regulatory Matters

Deregulation. On April 8, 2003, the New Mexico Restructuring Act was repealed and the Company’s operations in New Mexico will continue to be fully regulated. The bill repealing the New Mexico Restructuring Act includes a provision allowing public utilities to recover New Mexico transition costs incurred to comply with the act. The Company’s July 31, 2003 rate compliance filing includes approximately $3.4 million in transition costs, but the Company is not seeking to change current rates. The Company cannot predict at this time the full effects the repeal of the New Mexico Restructuring Act will have on the Company as it prepares for retail competition in its Texas jurisdiction.

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

The New Mexico Fuel Factor Agreement ended on June 15, 2003 and the Company will be required to file a reconciliation of fuel revenues and energy expenses by September 15, 2003. On May 1, 2003, the Company made a compliance filing with the New Mexico Commission requesting the right to adjust the fuel factor beginning June 1, 2003 through the date that an order in the compliance filing is issued by the New Mexico Commission. As part of this filing, the Company requested a variance to the requirements ordered in the New Mexico Settlement Agreement which would allow the Company to (i) implement a fuel factor on June 1, 2003 that would be adjusted monthly rather than remaining fixed until an order in the compliance filing is issued by the New Mexico Commission and (ii) amortize and recover its cumulative under-recovery balance at June 30, 2003 of approximately $3.1 million over a six month period beginning June 1, 2003. The Company’s requests for such variances were granted by the New Mexico Commission on May 13, 2003.

On July 31, 2003, the Company made a rate compliance filing as required by the New Mexico Settlement Agreement showing a non-fuel base revenue deficiency of $12.6 million and the rates that it believes it would be entitled to collect. The Company, however, is not seeking to change the rates in its New Mexico jurisdiction but is requesting that the (i) current base rates, which include a portion of fuel, remain in place, (ii) monthly fuel and purchased power cost adjustment clause granted by the May 13, 2003 Commission order remain in place; and (iii) fuel expenses above those amounts collected as part of base rates be subject to periodic reconciliation. The Company cannot predict the outcome of these proceedings or how the New Mexico Commission will rule.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

C.	Common Stock

Common Stock Repurchase Program

The Company’s Board of Directors previously approved three stock repurchase programs allowing the Company to purchase up to 15 million of its outstanding shares of common stock. As of June 30, 2003, the Company had repurchased 14,379,329 shares of common stock under these programs for approximately $163.5 million, including commissions. The Company may continue making purchases of its stock at open market prices and may engage in private transactions, where appropriate. Any repurchased shares will be available for issuance under employee benefit and stock option plans, or may be retired.

Reconciliation of Basic and Diluted Earnings Per Share

The reconciliation of basic and diluted earnings per share before cumulative effect of accounting change is presented below:

	Three Months Ended June 30,
	2003			2002
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands)			(In thousands)
Basic earnings per share:
Net income	$4,995	48,659,155	$0.10	$12,318	50,092,213	$0.25

Effect of dilutive securities:
Unvested restricted stock	—	41,707		—	68,389
Stock options	—	336,811		—	492,064

Diluted earnings per share:
Net income	$4,995	49,037,673	$0.10	$12,318	50,652,666	$0.24

	Six Months Ended June 30,
	2003			2002
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands)			(In thousands)
Basic earnings per share:
Income before cumulative effect of accounting change	$7,111	48,981,211	$0.15	$18,169	50,044,473	$0.36

Effect of dilutive securities:
Unvested restricted stock	—	23,826		—	55,845
Stock options	—	322,149		—	542,124

Diluted earnings per share:
Income before cumulative effect of accounting change	$7,111	49,327,186	$0.15	$18,169	50,642,442	$0.36

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Twelve Months Ended June 30,
	2003			2002
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands)			(In thousands)
Basic earnings per share:
Income before cumulative effect of accounting change	$17,909	49,335,156	$0.36	$51,125	50,320,969	$1.02

Effect of dilutive securities:
Unvested restricted stock	—	61,880		—	74,100
Stock options	—	330,173		—	637,648

Diluted earnings per share:
Income before cumulative effect of accounting change	$17,909	49,727,209	$0.36	$51,125	51,032,717	$1.00

Options excluded from the computation of diluted earnings per share because the exercise price was greater than the average market price for the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2003	2002	2003	2002	2003	2002
Options	966,041	150,760	1,120,580	152,979	1,120,580	252,979
Exercise price range	$11.88 - $15.99	$14.95 - $15.65	$11.00 - $15.99	$14.60 - $15.99	$11.00 - $15.99	$14.00 - $15.99

D.	Commitments, Contingencies and Uncertainties

For a full discussion of commitments and contingencies, see Note H of Notes to Consolidated Financial Statements in the 2002 Form 10-K. In addition, see Note B above and Notes B and C of Notes to Consolidated Financial Statements in the 2002 Form 10-K regarding matters related to regulation and Palo Verde, including decommissioning, spent fuel storage, disposal of low-level radioactive waste, steam generators and liability and insurance matters.

Power Contracts

The Company does not have any new financially significant open contracts or power exchange agreements other than those discussed in the Company’s 2002 Form 10-K.

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company analyzes the costs of its obligations arising from environmental matters on an ongoing basis, and believes it has made adequate provision in its financial statements to meet such obligations. As a result of this analysis, the Company has a provision for environmental remediation obligations of approximately $1.0 million as of June 30, 2003, which is related to Clean Water Act compliance. However, unforeseen expenses associated with compliance could have a material adverse effect on the future operations and financial condition of the Company.

The following are expenditures incurred by the Company for the three, six and twelve months ended June 30, 2003 and 2002 for complying with federal environmental statutes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2003	2002	2003	2002	2003	2002
Clean Air Act	$453	$84	$558	$414	$883	$923
Federal Clean Water Act	235	62	382	157	2,155	799

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

On January 16, 2003, the Company was served with a complaint on behalf of a purported class of shareholders alleging violations of the federal securities laws (Roth v. El Paso Electric Company, et al., No. EP-03-CA-0004). The complaint was filed in the El Paso Division of the United States District

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Court for the Western District of Texas. The suit seeks undisclosed compensatory damages for the class as well as costs and attorneys’ fees. The complaint asserts violations of the Securities Exchange Act of 1934. Among other things, the complaint alleges that the Company improperly benefited from wholesale power sales into the western United States through its power marketing agreement with Enron during 2000 and 2001 and that the Company’s failure to properly disclose this agreement artificially inflated the Company’s stock price during the same period. The allegations arise out of the FERC investigation of the power markets in the western United States during 2000 and 2001. The Company and the FERC Trial Staff reached a settlement of the FERC investigation on December 5, 2002. The Company and the California Attorney General and the California Electricity Oversight Board reached a supplemental agreement February 2003, which the California Public Utilities Commission and Pacific Gas and Electric Company agreed not to oppose. The settlements were approved by the FERC on July 23, 2003. Three additional complaints (Brutschy v. El Paso Electric Company, et al., No. EP-03-CA-0050; Kevmar Holdings L. P. v. El Paso Electric Company, et al., No. EP-03-CA-0143; and Richards v. El Paso Electric Company, et al., No. EP-03-CA-0139) have been filed in the same court, making substantially the same allegations as in the Roth complaint. By orders dated March 18, 2003 and May 21, 2003, the Court consolidated the Roth, Brutschy, Kevmar and Richards complaints into a single action. One party has been designated as the lead plaintiff in the consolidated action, and the plaintiffs filed a consolidated complaint on July 2, 2003. While the Company believes the lawsuit is without merit and will defend itself vigorously, it is unable to predict the outcome of this case.

On February 10, 2003, the Company received a letter initiating a legal proceeding known as a shareholder derivative action. The letter, written by a Pennsylvania law firm on behalf of the holder (the “shareholder”) of approximately 200 shares of common stock of the Company, requests that the Company commence a lawsuit against each member of the Board of Directors to recover damages allegedly sustained by the Company as a result of alleged breaches of fiduciary duties by the Board. The shareholder contends that from 1997 to 2002 the Board of Directors knowingly caused or allowed the Company to participate in improper transactions with Enron Corporation and certain of its subsidiaries. The allegations appear to duplicate factual questions first raised by the FERC in an investigation of the power markets in the western United States during 2000 and 2001. As noted above, the settlements with the FERC Trial Staff and the principal California intervenors were approved by the FERC on July 23, 2003. In accordance with Texas law, the Company, acting through its disinterested and independent directors, has engaged independent counsel to conduct an independent inquiry to determine whether a lawsuit against the members of the Board of Directors is in the best interests of the Company. The Company is unable to predict the outcome of this matter.

On May 21, 2003, the Company was served with a complaint by the Port of Seattle seeking civil damages under the Sherman Act, the Racketeer Influenced and Corrupt Organization Act, state anti-trust laws, breach of contract and fraud (Port of Seattle v. Avista Corporation, et al., No. CV03-117OP). The complaint was filed in the United States District Court for the Western District of Washington. The complaint alleges that the Company, indirectly through its dealings with Enron, conspired with the other named defendants to manipulate the California energy market which had the effect of artificially

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

inflating the price that the Port of Seattle paid for electricity. While the Company believes the lawsuit is without merit and will defend itself vigorously, it is unable to predict the outcome of this case.

Independent Accountants’ Review Report

The Shareholders and the Board of Directors

El Paso Electric Company:

We have reviewed the accompanying condensed consolidated balance sheet of El Paso Electric Company and subsidiary (the Company) as of June 30, 2003, the related condensed consolidated statements of operations and comprehensive operations for the three, six and twelve months ended June 30, 2003 and 2002, and the related condensed consolidated statements of cash flows for the six months ended June 30, 2003 and 2002. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

August 5, 2003

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this Item 2 updates, and should be read in conjunction with, the information set forth in Part II, Item 7 of the Company’s 2002 Form 10-K.

Statements in this document, other than statements of historical information, are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, as well as other oral and written forward-looking statements made by or on behalf of the Company from time to time, including statements contained in the Company’s filings with the Securities and Exchange Commission and its reports to shareholders, involve known and unknown risks and other factors which may cause the Company’s actual results in future periods to differ materially from those expressed in any forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: (i) increased prices for fuel and purchased power and the possibility that regulators may not permit the Company to pass through all such increased costs to customers; (ii) fluctuations in wholesale margins due to uncertainty in the wholesale power market; (iii) unanticipated increased costs associated with scheduled and unscheduled outages; (iv) the cost of replacing steam generators and other unexpected costs at Palo Verde; (v) the costs of legal defense and possible judgments which may accrue as the result of ongoing litigation arising out of the FERC investigation; (vi) deregulation of the electric utility industry and (vii) other factors discussed below under the headings “Summary of Critical Accounting Policies and Estimates,” “Overview” and “Liquidity and Capital Resources.” The Company’s filings are available from the Securities and Exchange Commission or may be obtained through the Company’s website, www.epelectric.com. Any such forward-looking statement is qualified by reference to these risks and factors. The Company cautions that these risks and factors are not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company except as required by law.

Summary of Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented and actual results could differ from those estimates. Critical accounting policies and estimates, which are both important to the portrayal of the Company’s financial condition and results of operations and which require complex, subjective judgments are more fully described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2002 Form 10-K and in the Company’s 10-Q for the quarter ended March 31, 2003.

Overview

El Paso Electric Company is an investor owned electric utility that serves retail customers in west Texas and southern New Mexico and wholesale customers in the states of Texas and New Mexico and periodically in the Republic of Mexico. The Company owns or has substantial ownership interests in six electrical generating facilities providing it with a total capacity of approximately 1,500 MW. The Company’s energy sources consist of nuclear fuel, natural gas, coal, wind powered resources and purchased power. The Company owns or has significant ownership interests in four major 345 kV transmission lines and three 500 kV transmission lines utilized to transfer power from Palo Verde and

Four Corners, and owns the transmission and distribution network within its retail service territory. The Company is subject to regulation by the Texas and New Mexico Commissions and, with respect to wholesale power sales, transmission of electric power and the issuance of securities, by the FERC.

The Company faces a number of risks and challenges that could negatively impact its operations and financial results. The most significant of these risks and challenges are the deregulation of the electric utility industry, the possibility of increased costs, especially from Palo Verde, the Company’s high level of debt, costs and expenses or judgments related to litigation arising out of the FERC investigation, potential adverse outcomes in pending regulatory proceedings (see Item 1, Note B, “Regulation”), and the possible write-off of the costs of the Company’s CIS project.

The electric utility industry in general and the Company in particular are facing significant challenges and increased competition as a result of changes in federal provisions relating to third-party transmission services and independent power production, as well as changes in state laws and regulatory provisions relating to wholesale and retail service. In 1999, both Texas and New Mexico passed industry deregulation legislation requiring the Company to separate its transmission and distribution functions, which would remain regulated, from its power generation and energy services businesses, which would operate in a competitive market in the future. New Mexico repealed the New Mexico Restructuring Act in April 2003, and the Company’s operations in New Mexico will remain fully regulated. In Texas, the Company’s service territory has not yet been deregulated, but the Company is preparing for competition at the end of the Freeze Period in 2005. There is substantial uncertainty about both the regulatory framework and market conditions that will exist at that time and the Company may incur substantial preparatory, restructuring and other costs that may not ultimately be recoverable. There can be no assurance that deregulation will not adversely affect the future operations, cash flows and financial condition of the Company.

The changing regulatory environment and the advent of unregulated power production have created a substantial risk that the Company will lose important customers. The Company’s wholesale and large retail customers already have, in varying degrees, alternate sources of economical power, including co-generation of electric power. Historically, the Company has lost certain large retail customers to self generation and/or co-generation and has seen reductions in wholesale sales due to new sources of generation. If the Company loses a significant portion of its retail customer base, the Company may not be able to replace such revenues through either the addition of new customers, an increase in rates to remaining customers, or sales in the economy market.

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

Since February 2002, the FERC has been conducting an investigation into potential manipulation of electricity prices in the western United States during 2000 and 2001. On August 13, 2002, the FERC initiated an investigation into the Company’s wholesale power trading in the western United States during 2000 and 2001. On December 5, 2002, the Company announced that it had reached a settlement with the FERC Trial Staff. In February 2003, the Company also reached a settlement with the most significant intervenors. Under the terms of the settlements, the Company agreed to refund a total of $15.5 million of revenues it earned on wholesale power transactions. This amount was accrued as a liability as of December 31, 2002. On July 23, 2003, the FERC approved the settlement and on August 5, 2003 the Company deposited the $15.5 million refund into an interest bearing account for the benefit of the California Department of Water Resources’ Electric Power Fund. The funds will be distributed upon the expiration of any applicable appeals period.

In July 2002, the Company suspended work on its CIS project to perform an assessment of the project and of alternatives to completion of the project. This assessment includes analyzing the continuing changes in the billing requirements as a result of deregulation and the impact that potential delays in the implementation of deregulation may have on the Company and the associated billing requirements. As of June 30, 2003, the Company has capitalized $17.9 million on the CIS project. The Company also recently received a demand for the payment of an additional $1.4 million for services relating to the CIS project, which the Company disputes. If any portion of the amounts that have been capitalized to date to implement a new CIS system are deemed impaired or if the Company abandons the project, the Company would recognize a charge against income in the period such impairment is identified or the project is abandoned and the effect on the Company’s financial results could be material.

As of August 8, 2003, the Company had approximately 1,000 employees, 30% of whom are covered by a collective bargaining agreement. The International Brotherhood of Electrical Workers Local 960 (“Local 960”) represents Company employees working primarily in the power plants, substations and line crews. On July 24, 2003, Local 960 ratified a new collective bargaining agreement for a three-year term ending June 15, 2006.

Liquidity and Capital Resources

The Company’s principal liquidity requirements in the near-term are expected to consist of interest payments on the Company’s indebtedness, operating and capital expenditures related to the Company’s generating facilities and transmission and distribution systems, federal income taxes, refunds related to sales made in western power markets in 2000 and 2001, resolution of the IRS tax dispute and reorganization costs related to deregulation in Texas. The Company expects that cash flows from operations will be sufficient for such purposes.

Long-term debt and financing obligations totaling $424.4 million are scheduled to mature or are subject to remarketing between July 2003 and February 2006. The Company expects that certain of these obligations including certain first mortgage bonds and the pollution control bonds totaling $379.3 million and the $100 million revolving credit facility against which approximately $44.9 million had been drawn for nuclear fuel purchases as of June 30, 2003 will be refinanced through the capital and credit markets. The Company’s ability to access capital and credit markets may be adversely affected by uncertainties related to operating in a competitive energy market, tight credit markets and debt rating agency actions.

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

During the twelve months ended June 30, 2003 and 2002, the Company utilized $70.9 million and $120.1 million, respectively, of federal tax loss carryforwards. The Company anticipates that existing federal tax loss carryforwards will be fully utilized by the end of 2003 and after that date the Company’s cash flow requirements are expected to include greater amounts of cash for income taxes than has existed in recent years.

As a result of the declines in the financial markets, the Company anticipates its cash flow requirements associated with its retirement plans and other postretirement benefit plan and its cash flow requirements related to contributions to the decommissioning trust funds will increase as compared to the related cash flow requirements of recent years. The Company is continually evaluating its funding requirements related to its retirement plans, other postretirement benefit plans, and decommissioning trust funds.

As of June 30, 2003, the Company had approximately $32.7 million in cash and cash equivalents, a decrease of $42.4 million from the December 31, 2002 balance of $75.1 million. Any amounts not borrowed under the Company’s revolving credit facility for nuclear fuel purchases may be used by the Company for working capital needs. As of June 30, 2003, approximately $44.9 million had been drawn for nuclear fuel purchases. No amounts are currently outstanding on this facility for working capital needs.

The Company has a relatively high debt to capitalization ratio and significant debt service obligations. Due to the Texas Rate Stipulation, the Texas Settlement Agreement and competitive pressures, the Company does not expect to be able to raise its base rates in Texas in the event of increases in non-fuel costs or loss of revenues.

The Company has repurchased or retired $550.5 million of first mortgage bonds with internally generated cash since inception of its deleveraging program in 1996. No first mortgage bonds were repurchased during the second quarter of 2003. Common stock equity as a percentage of capitalization, including current portion of long-term debt and financing obligations, was 44% as of June 30, 2003.

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

The Company’s Board of Directors previously approved three stock repurchase programs allowing the Company to purchase up to 15 million of its outstanding shares of common stock. As of August 8, 2003, the Company had repurchased 14.4 million shares of common stock under these programs at an aggregate cost of $163.5 million, including commissions. The Company may continue making purchases of its stock at open market prices and may engage in private transactions, where appropriate. Any repurchased shares will be available for issuance under employee benefit and stock option plans, or may be retired.

Historical Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2003	2002		2003	2002
	Actual	Actual	Pro forma	Actual	Actual	Pro forma
Income before cumulative effect of accounting change (in thousands)	$4,995	$12,318	$13,473	$7,111	$18,169	$20,480
Diluted earnings per share before cumulative effect of accounting change	0.10	0.24	0.27	0.15	0.36	0.40

	Twelve Months Ended June 30,
	2003		2002
	Actual	Pro forma	Actual	Pro forma
Income before cumulative effect of accounting change (in thousands)	$17,909	$20,221	$51,125	$55,669
Diluted earnings per share before cumulative effect of accounting change	0.36	0.41	1.00	1.09

Income before the cumulative effect of accounting change for the three months ended June 30, 2003 decreased $8.5 million, or $0.17 diluted earnings per share, compared to the pro forma results for the same period a year ago. This decrease resulted primarily from decreased wholesale sales revenue related to the expiration of two long-term contracts, increased maintenance expense at local plants and increased Palo Verde operations and maintenance expense. These decreases were partially offset by increased margins on economy sales. Income before cumulative effect of accounting change for the six months ended June 30, 2003 decreased $13.4 million or $0.25 diluted earnings per share, compared to the pro forma results for the same period a year ago. This decrease was primarily due to decreased wholesale sales revenue related to the expiration of two long-term contracts, increased maintenance expense at local plants, increased Palo Verde operations and maintenance expense, increased pension and benefits expense and increased insurance expense. These decreases were partially offset by increased sales and margins on economy sales and a decrease in the loss on extinguishment of debt recorded in the prior year without any corresponding amounts in the current year. Pro forma income before cumulative effect of accounting change for the twelve months ended June 30, 2003 decreased $35.4 million or $0.68 diluted earnings per share, compared to the pro forma results for the same period a year ago. This decrease was primarily due to decreased wholesale sales revenue related to the expiration of two long-term contracts, the FERC settlements, increased maintenance expense at local plants and increased Palo Verde operations and maintenance expense. These decreases were partially offset by increased sales and margins on economy sales.

Electric utility operating revenues net of energy expenses decreased $4.2 million, $7.1 million and $14.5 million for the three, six and twelve months ended June 30, 2003, respectively, compared to the same periods last year, primarily due to decreased wholesale sales revenue related to the expiration of two long-term contracts and decreased energy expenses passed through to customers. These decreases were partially offset by increased sales and/or margins on economy sales.

Comparisons of kWh sales and electric utility operating revenues are shown below (in thousands):

			Increase (Decrease)
Three Months Ended June 30:	2003	2002	Amount	Percent
Electric kWh sales:
Retail:
Residential	447,248	437,998	9,250	2.1%
Commercial and industrial, small	535,141	555,079	(19,938)	(3.6)
Commercial and industrial, large	301,785	307,784	(5,999)	(1.9)
Sales to public authorities	315,943	320,344	(4,401)	(1.4)
Wholesale:
Sales for resale	29,313	257,428	(228,115)	(88.6	)(1)
Economy sales	417,896	499,053	(81,157)	(16.3	)(2)

Total	2,047,326	2,377,686	(330,360)	(13.9)

Electric utility operating revenues:
Base revenues:
Retail:
Residential	$40,437	$39,366	$1,071	2.7%
Commercial and industrial, small	42,418	43,124	(706)	(1.6)
Commercial and industrial, large	11,023	11,184	(161)	(1.4)
Sales to public authorities	19,174	18,563	611	3.3
Wholesale:
Sales for resale	1,557	8,703	(7,146)	(82.1	)(1)

Total base revenues	114,609	120,940	(6,331)	(5.2)

Fuel revenues	30,470	44,119	(13,649)	(30.9	)(3)
Economy sales	15,639	13,209	2,430	18.4	(4)
Other (5)	1,595	1,649	(54)	(3.3)

Total electric utility operating revenues	$162,313	$179,917	$(17,604)	(9.8)

			Increase (Decrease)
Six Months Ended June 30:	2003	2002	Amount	Percent
Electric kWh sales:
Retail:
Residential	878,450	870,655	7,795	0.9%
Commercial and industrial, small	972,704	986,208	(13,504)	(1.4)
Commercial and industrial, large	566,526	569,776	(3,250)	(0.6)
Sales to public authorities	573,448	581,753	(8,305)	(1.4)
Wholesale:
Sales for resale	39,206	605,913	(566,707)	(93.5	)(1)
Economy sales	1,033,584	612,219	421,365	68.8	(6)

Total	4,063,918	4,226,524	(162,606)	(3.8)

Electric utility operating revenues:
Base revenues:
Retail:
Residential	$77,819	$77,169	$650	0.8%
Commercial and industrial, small	78,123	78,221	(98)	(0.1)
Commercial and industrial, large	20,910	21,025	(115)	(0.5)
Sales to public authorities	35,063	34,288	775	2.3
Wholesale:
Sales for resale	1,947	20,672	(18,725)	(90.6	)(1)

Total base revenues	213,862	231,375	(17,513)	(7.6)

Fuel revenues	51,967	76,595	(24,628)	(32.2	)(3)
Economy sales	40,670	15,982	24,688	154.5	(6)
Other (5)	3,144	3,572	(428)	(12.0)

Total electric utility operating revenues	$309,643	$327,524	$(17,881)	(5.5)

			Increase (Decrease)
Twelve Months Ended June 30:	2003	2002	Amount	Percent
Electric kWh sales:
Retail:
Residential	1,878,726	1,825,802	52,924	2.9%
Commercial and industrial, small	2,063,254	2,070,258	(7,004)	(0.3)
Commercial and industrial, large	1,158,565	1,164,778	(6,213)	(0.5)
Sales to public authorities	1,203,875	1,201,365	2,510	0.2
Wholesale:
Sales for resale	419,427	1,360,374	(940,947)	(69.2	)(1)
Economy sales	1,904,830	913,281	991,549	108.6	(6)

Total	8,628,677	8,535,858	92,819	1.1

Electric utility operating revenues:
Base revenues:
Retail:
Residential	$166,970	$162,211	$4,759	2.9%
Commercial and industrial, small	163,456	162,979	477	0.3
Commercial and industrial, large	43,304	43,540	(236)	(0.5)
Sales to public authorities	71,577	70,735	842	1.2
Wholesale:
Sales for resale	13,501	50,164	(36,663)	(73.1	)(1)

Total base revenues	458,808	489,629	(30,821)	(6.3)

Fuel revenues	134,022	156,354	(22,332)	(14.3	)(3)
Economy sales	68,343	33,704	34,639	102.8	(6)
Other (5)	6,472	7,844	(1,372)	(17.5)

Total electric utility operating revenues	$667,645	$687,531	$(19,886)	(2.9)

(1)	Primarily due to the expiration of wholesale power contracts with IID on April 30, 2002 and TNP on December 31, 2002.
(2)	Primarily due to decreased available power as a result of maintenance at local plants and Palo Verde.
(3)	Primarily due to the expiration of the wholesale power contracts mentioned above and decreased energy expenses passed through to Texas customers.
(4)	Primarily due to (i) increased margins on economy sales and (ii) higher average prices as a result of increased energy expenses.
(5)	Represents revenues with no related kWh sales.
(6)	Primarily due to increased available power as a result of the expiration of the wholesale power contracts mentioned above and a more robust market.

Energy services operations did not change significantly for the three and six months ended June 30, 2003 compared to the same periods last year. Energy services operations decreased $3.3 million for the twelve months ended June 30, 2003 compared to the same period last year primarily due to a warranty reserve recorded by the Company during the third quarter of 2002 and the cessation of additional marketing activities and sales by MiraSol in 2002.

Other electric utility operations expense increased $8.0 million, $14.3 million and $19.6 million for the three, six and twelve months ended June 30, 2003, respectively, compared to the same periods last year primarily due to (i) increased Palo Verde expense; (ii) accretion expense related to the implementation of SFAS No. 143; (iii) increased pension and other postretirement benefit costs due to declines in the financial markets; (iv) increased insurance related expenses; and (v) increased legal fees related to the FERC investigation, Texas fuel filing and other consulting fees. The implementation of SFAS No. 143 caused other electric operations expense to increase by $1.2 million, $2.4 million and $2.4 million for the three, six and twelve months ended June 30, 2003, respectively, compared to the same periods last year.

Electric utility maintenance increased $4.7 million, $8.3 million and $13.0 million for the three, six and twelve months ended June 30, 2003 compared to the same periods last year primarily due to scheduled maintenance outages at local generating stations and scheduled refueling and maintenance outages at Palo Verde.

Depreciation and amortization expense decreased by $0.7 million, $1.9 million and $2.4 million for the three, six and twelve months ended June 30, 2003, respectively, compared to the same periods last year, primarily due to decreased depreciation expense resulting from the implementation of SFAS No. 143. The implementation of SFAS No. 143 caused depreciation and amortization expense to decrease $0.9 million for the three months ended June 30, 2003 compared to the same period last year and $1.8 million for the six and twelve months ended June 30, 2003 compared to the same periods last year.

Taxes other than income taxes remained relatively unchanged for the three, six and twelve months ended June 30, 2003 compared to the same periods last year.

Other income (deductions) increased $1.2 million for the three months ended June 30, 2003 compared to the same period last year primarily due to $1.1 million of recognized losses related to the decommissioning trust funds in 2002 with no comparable activity in 2003. Other income (deductions) increased $3.8 million and $5.2 million for the six and twelve months ended June 30, 2003 compared to the same periods last year primarily due to a decrease in the loss on extinguishments of debt of $3.4 million and $6.8 million, respectively. The twelve months increase was partially offset by a decrease in interest income related to the undercollection of Texas fuel revenues of $0.8 million and a $0.5 million insurance reimbursement recognized in 2001 for a loss expensed in a prior period.

Interest charges (credits) decreased $2.8 million, $5.9 million and $8.6 million for the three, six and twelve months ended June 30, 2003 compared to the same periods last year primarily due to (i) the adoption of SFAS No. 143 on January 1, 2003; and (ii) a reduction in outstanding debt as a result of open market purchases and retirements of the Company’s first mortgage bonds. The implementation of SFAS No. 143 caused interest charges (credits) to decrease $2.1 million for the three months ended June 30, 2003 and $4.1 million for the six and twelve months ended June 30, 2003 compared to the same periods last year.

Income tax expense, excluding the tax effect of a cumulative effect of accounting change, decreased $4.8 million, $7.0 million and $16.4 million for the three, six and twelve months ended June 30, 2003, respectively, compared to the same periods last year primarily due to changes in pretax income and certain permanent differences and adjustments.

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for derivative transactions and hedging relationships entered into or modified after June 30, 2003. The Company does not believe that SFAS No. 149 will have a significant impact on the Company’s consolidated financial statements.

On May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, this statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe that SFAS No. 150 will have a significant impact on the Company’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk due to changes in interest rates, equity prices and commodity prices. See the Company’s 2002 Form 10-K, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” for a complete discussion of the market risks faced by the Company and the Company’s market risk sensitive assets and liabilities. As of June 30, 2003, there have been no material changes in the market risks faced by the Company or the fair values of assets and liabilities disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Company’s 2002 Form 10-K.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of June 30, 2003 (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures (as required by paragraph (b) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15) were adequate and designed to ensure that material information relating to the Company and the Company’s consolidated subsidiary would be made known to them by others within those entities.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting in connection with the evaluation required by paragraph (d) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15, that occurred during the quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company hereby incorporates by reference the information set forth in Part I of this report under Notes B and E of Notes to Consolidated Financial Statements.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Company was held on May 8, 2003. The total number of common shares outstanding was 49,319,582, of which 43,906,792 were represented in person or by proxy. The following directors were elected to hold office for a three-year term expiring at the annual meeting of shareholders of the Company to be held in 2006:

Director	Votes For	Votes Withheld
George W. Edwards, Jr.	43,423,279	483,513
Ramiro Guzman	43,417,853	488,939
James W. Harris	43,426,305	480,487
Stephen N. Wertheimer	43,426,315	480,477
Charles A. Yamarone	43,417,707	489,085

In addition to the individuals set forth above, the following individuals continued as directors following the meeting: Wilson K. Cadman, James A. Cardwell, James W. Cicconi, Gary R. Hedrick, Kenneth R. Heitz, Patricia Z. Holland-Branch, Michael K. Parks, and Eric B. Siegel.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits: See Index to Exhibits incorporated herein by reference.

(b)	Reports on Form 8-K:

Date of Reports	Item Numbers	Financial Statements Required to be Filed
July 28, 2003	7 and 9	None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EL PASO ELECTRIC COMPANY

By:	/s/ TERRY BASSHAM
Terry Bassham Executive Vice President, Chief Financial and Administrative Officer (Duly Authorized Officer and Principal Financial Officer)

Dated: August 14, 2003

EL PASO ELECTRIC COMPANY

INDEX TO EXHIBITS

Exhibit Number	Exhibit

†10.01	Form of Directors’ Restricted Stock Award Agreement between the Company and certain directors of the Company. (Identical in all material respects to Exhibit 10.07 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

††10.02	Form of Directors’ Stock Option Agreement between the Company and certain directors of the Company. (Identical in all material respects to Exhibit 99.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)

15	Letter re Unaudited Interim Financial Information

31.01	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	In lieu of non-employee director cash compensation, three agreements, dated as of July 1, 2003, substantially identical in all material respects to this Exhibit, have been entered into with Kenneth R. Heitz; Patricia Z. Holland-Branch; and Charles A. Yamarone; directors of the Company.

Twelve agreements, dated as of May 21, 2003, substantially identical in all material respects to this Exhibit, were entered into with George W. Edwards, Jr.; Ramiro Guzman; James W. Harris; Kenneth R. Heitz; James W. Cicconi; Patricia Z. Holland-Branch; Michael K. Parks; Eric B. Siegel; Stephen N. Wertheimer; Charles A. Yamarone; James A. Cardwell; and Wilson K. Cadman; directors of the Company.

††	In lieu of non-employee director cash compensation, one agreement, dated as of July 1, 2003, substantially identical in all material respects to this Exhibit, has been entered into with Wilson K. Cadman; director of the Company.