Form 10-Q
period 2003-09-30
EL PASO ELECTRIC CO /TX/
filed 2003-11-07
CIK 31978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of October 31, 2003, there were 48,159,157 shares of the Company’s no par value common stock outstanding.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

ASSETS (in thousands)	September 30, 2003	December 31, 2002
	(Unaudited)
Utility plant:
Electric plant in service	$1,707,085	$1,753,022
Less accumulated depreciation and amortization	574,632	565,209

Net plant in service	1,132,453	1,187,813
Construction work in progress	113,389	117,595
Nuclear fuel; includes fuel in process of $1,991 and $9,639, respectively	73,453	74,070
Less accumulated amortization	38,738	34,474

Net nuclear fuel	34,715	39,596

Net utility plant	1,280,557	1,345,004

Current assets:
Cash and temporary investments	31,268	75,142
Accounts receivable, principally trade, net of allowance for doubtful accounts of $3,455 and $3,234, respectively	77,816	66,818
Accumulated deferred income taxes	29,617	28,149
Inventories, at cost	24,941	24,713
Undercollection of fuel revenues	10,211	6,401
Prepayments and other	32,013	11,961

Total current assets	205,866	213,184

Deferred charges and other assets:
Decommissioning trust funds	74,408	59,923
Undercollection of fuel revenues – noncurrent	8,497	12,404
Other	15,590	16,474

Total deferred charges and other assets	98,495	88,801

Total assets	$1,584,918	$1,646,989

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Continued)

CAPITALIZATION AND LIABILITIES (In thousands except for share data)	September 30, 2003	December 31, 2002
	(Unaudited)
Capitalization:
Common stock, stated value $1 per share, 100,000,000 shares authorized, 62,484,823 and 62,389,415 shares issued, and 146,021 and 203,046 restricted shares, respectively	$62,631	$62,592
Capital in excess of stated value	263,310	262,480
Unearned compensation – restricted stock awards	(1,136)	(1,442)
Retained earnings	352,735	294,742
Accumulated other comprehensive loss, net of tax	(11,042)	(14,421)

	666,498	603,951
Treasury stock, 14,449,595 and 12,982,995, shares respectively; at cost	(164,037)	(147,309)

Common stock equity	502,461	456,642
Long-term debt, net of current portion	588,571	588,650
Financing obligations, net of current portion	19,866	25,725

Total capitalization	1,110,898	1,071,017

Current liabilities:
Current portion of long-term debt and financing obligations	22,060	60,961
Accounts payable, principally trade	25,183	24,899
FERC settlements payable	—	15,500
Taxes accrued other than federal income taxes	19,353	17,827
Interest accrued	14,611	15,965
Overcollection of fuel revenues	9,548	—
Other	19,180	20,556

Total current liabilities	109,935	155,708

Deferred credits and other liabilities:
Accumulated deferred income taxes	131,549	97,084
Accrued postretirement benefit liability	92,960	88,569
Asset retirement obligation (See Note A)	53,952	145,871
Accrued pension liability	48,622	51,086
Other	37,002	37,654

Total deferred credits and other liabilities	364,085	420,264

Commitments and contingencies

Total capitalization and liabilities	$1,584,918	$1,646,989

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except for share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Electric utility operating revenues	$197,312	$205,100	$506,955	$532,624

Energy expenses:
Fuel	53,608	37,543	123,860	99,941
Purchased and interchanged power	13,274	33,682	39,905	78,907

	66,882	71,225	163,765	178,848

Electric utility operating revenues net of energy expenses	130,430	133,875	343,190	353,776

Energy services operations:
Operating revenues	113	968	454	3,663
Operating expenses	83	3,862	533	7,014

	30	(2,894)	(79)	(3,351)

Other electric utility operating expenses:
Other operations	41,893	37,819	123,748	105,409
Impairment loss on CIS project	17,576	—	17,576	—
Maintenance	8,715	10,367	39,485	32,851
Depreciation and amortization	21,950	22,715	65,047	67,724
Taxes other than income taxes	11,726	11,893	33,826	33,739

	101,860	82,794	279,682	239,723

Operating income	28,600	48,187	63,429	110,702

Other income (deductions):
Investment and interest income (loss), net	691	(1,132)	1,218	(955)
Loss on extinguishments of debt	—	—	(1)	(3,410)
Other, net	(82)	(751)	(1,015)	(1,685)

	609	(1,883)	202	(6,050)

Income before interest charges	29,209	46,304	63,631	104,652

Interest charges (credits):
Interest on long-term debt and financing obligations	12,768	13,581	38,659	41,465
Other interest	96	2,099	285	6,476
Interest capitalized	(1,421)	(1,373)	(4,086)	(4,332)

	11,443	14,307	34,858	43,609

Income before income taxes and cumulative effect of accounting change	17,766	31,997	28,773	61,043
Income tax expense	6,520	12,494	10,416	23,371

Income before cumulative effect of accounting change	11,246	19,503	18,357	37,672
Cumulative effect of accounting change, net of tax	—	—	39,635	—

Net income	$11,246	$19,503	$57,992	$37,672

Basic earnings per share:
Income before cumulative effect of accounting change	$0.23	$0.39	$0.38	$0.75
Cumulative effect of accounting change, net of tax	—	—	0.81	—

Net income	$0.23	$0.39	$1.19	$0.75

Diluted earnings per share:
Income before cumulative effect of accounting change	$0.23	$0.39	$0.37	$0.75
Cumulative effect of accounting change, net of tax	—	—	0.81	—

Net income	$0.23	$0.39	$1.18	$0.75

Weighted average number of shares outstanding	48,034,945	49,758,859	48,662,323	49,948,222

Weighted average number of shares and dilutive potential shares outstanding	48,441,240	50,217,145	49,028,404	50,499,629

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except for share data)

	Twelve Months Ended September 30,
	2003	2002
Electric utility operating revenues	$659,857	$683,165

Energy expenses:
Fuel	156,332	132,990
Purchased and interchanged power	58,823	89,537

	215,155	222,527

Electric utility operating revenues net of energy expenses	444,702	460,638

Energy services operations:
Operating revenues	1,350	15,843
Operating expenses	1,773	18,486

	(423)	(2,643)

Other electric utility operating expenses:
Other operations	163,002	142,209
Impairment loss on CIS project	17,576	—
FERC settlements	15,500	—
Maintenance	54,656	44,683
Depreciation and amortization	86,905	90,355
Taxes other than income taxes	43,306	44,311

	380,945	321,558

Operating income	63,334	136,437

Other income (deductions):
Investment and interest income (loss), net	1,183	(1,856)
Loss on extinguishments of debt	(1)	(5,421)
Other, net	(1,525)	(1,526)

	(343)	(8,803)

Income before interest charges	62,991	127,634

Interest charges (credits):
Interest on long-term debt and financing obligations	52,354	56,254
Other interest	2,644	8,502
Interest capitalized	(5,395)	(5,584)

	49,603	59,172

Income before income taxes and cumulative effect of accounting change	13,388	68,462
Income tax expense	3,736	22,798

Income before cumulative effect of accounting change	9,652	45,664
Cumulative effect of accounting change, net of tax	39,635	—

Net income	$49,287	$45,664

Basic earnings per share:
Income before cumulative effect of accounting change	$0.20	$0.91
Cumulative effect of accounting change, net of tax	0.81	—

Net income	$1.01	$0.91

Diluted earnings per share:
Income before cumulative effect of accounting change	$0.20	$0.90
Cumulative effect of accounting change, net of tax	0.80	—

Net income	$1.00	$0.90

Weighted average number of shares outstanding	48,900,634	49,970,659

Weighted average number of shares and dilutive potential shares outstanding	49,279,690	50,582,519

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2003	2002	2003	2002	2003	2002
Net income	$11,246	$19,503	$57,992	$37,672	$49,287	$45,664
Other comprehensive income (loss):
Minimum pension liability adjustment	—	—	—	—	(21,148)	(824)
Net unrealized gains (losses) on marketable securities:
Net holding gains (losses) arising during period	274	(4,952)	4,411	(9,767)	6,521	(7,813)
Reclassification adjustments for net (gains) losses included in net income	(8)	1,954	788	3,379	1,654	5,299

Total other comprehensive income (loss) before income taxes	266	(2,998)	5,199	(6,388)	(12,973)	(3,338)

Income tax benefit (expense) related to items of other comprehensive income (loss):
Minimum pension liability adjustment	—	—	—	—	8,193	289
Net unrealized gains (losses) on marketable securities	(93)	990	(1,820)	2,211	(2,837)	898

Total income tax benefit (expense)	(93)	990	(1,820)	2,211	5,356	1,187

Other comprehensive income (loss), net of tax	173	(2,008)	3,379	(4,177)	(7,617)	(2,151)

Comprehensive income	$11,419	$17,495	$61,371	$33,495	$41,670	$43,513

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$57,992	$37,672
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of electric plant in service	65,047	67,724
Impairment loss on CIS project	17,576	—
Amortization of nuclear fuel	12,984	13,613
Cumulative effect of accounting change, net of tax	(39,635)	—
Deferred income taxes, net	6,556	11,837
Loss on extinguishments of debt	1	3,410
Other amortization and accretion	5,812	8,961
Other operating activities	1,427	2,419
Change in:
FERC settlements payable	(15,500)	—
Accounts receivable	(10,998)	(5,517)
Inventories	242	(404)
Net under/overcollection of fuel revenues	9,645	5,719
Prepayments and other	(21,937)	(1,700)
Accounts payable	284	165
Taxes accrued other than federal income taxes	1,526	3,315
Interest accrued	(1,354)	(2,736)
Other current liabilities	(1,376)	2,093
Deferred charges and credits	485	1,725

Net cash provided by operating activities	88,777	148,296

Cash flows from investing activities:
Cash additions to utility property, plant and equipment	(49,545)	(48,142)
Cash additions to nuclear fuel	(8,820)	(11,856)
Interest capitalized:
Utility property, plant and equipment	(3,887)	(4,078)
Nuclear fuel	(199)	(254)
Decommissioning trust funds:
Purchases	(17,670)	(14,638)
Sales and maturities	7,754	10,796
Other investing activities	1,539	457

Net cash used for investing activities	(70,828)	(67,715)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	2,006
Purchases of treasury stock	(16,728)	(9,929)
Repurchases of and payments on first mortgage bonds	(39,360)	(36,344)
Pollution control bonds:
Proceeds	—	70,400
Payments	—	(70,400)
Nuclear fuel financing obligations:
Proceeds	9,847	13,633
Payments	(15,246)	(13,792)
Other financing activities	(336)	(2,009)

Net cash used for financing activities	(61,823)	(46,435)

Net increase (decrease) in cash and temporary investments	(43,874)	34,146
Cash and temporary investments at beginning of period	75,142	27,994

Cash and temporary investments at end of period	$31,268	$62,140

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A.	Principles of Preparation

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Annual Report of El Paso Electric Company on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”). Capitalized terms used in this report and not defined herein have the meaning ascribed for such terms in the 2002 Form 10-K. In the opinion of management of the Company, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at September 30, 2003 and December 31, 2002; the results of its operations for the three, nine and twelve months ended September 30, 2003 and 2002; and its cash flows for the nine months ended September 30, 2003 and 2002. The results of operations for the three and nine months ended September 30, 2003 and the cash flows for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full calendar year.

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

The adoption of SFAS No. 143 primarily affected the accounting for the decommissioning of the Company’s Palo Verde and Four Corners Stations and changed the method used to report the decommissioning obligation. Upon emergence from bankruptcy in 1996, the Company was required under fresh-start reporting to adopt the concepts of an early exposure draft of the SFAS No. 143 project and accordingly, recognized the present value of its projected Palo Verde asset retirement costs as both a component of its capitalized cost of Palo Verde and as a decommissioning liability. Subsequently, the Company recognized accretion of the Palo Verde ARO liability as a component of interest expense and depreciation of the Palo Verde asset retirement cost as depreciation expense in its consolidated financial statements. Upon adoption of SFAS No. 143, the net difference between the amounts determined under SFAS No. 143 and the Company’s previous method of accounting for such activities was recognized as a decrease in the ARO of $95.5 million, a decrease in net plant in service of $30.9 million, and a cumulative effect of accounting change of $39.6 million, net of related taxes of $25.0 million. The

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

cumulative effect of accounting change is primarily due to two factors: (i) using a longer discount period (i.e. longer remaining life) as a result of assessing the probability of a license extension at Palo Verde and (ii) a change in the discount rate used. The Company has six external trust funds with independent trustees which are legally restricted to settling its ARO at Palo Verde. The fair value of the fund at September 30, 2003 is $74.4 million.

A reconciliation of the Company’s ARO liability for Palo Verde and Four Corners Station for the nine months ended September 30, 2003 is as follows (in thousands):

January 1, 2003	$50,364
Liabilities incurred	—
Liabilities settled	—
Revisions to estimate	—
Accretion expense	3,588

September 30, 2003	$53,952

The pro forma net income and earnings per share amounts that would have been presented on the statement of operations for the three and nine months ended September 30, 2002 and the twelve months ended September 30, 2003 and 2002 assuming SFAS No. 143 had been applied on a retroactive basis are summarized as follows (in thousands except for share data):

	Three Months Ended September 30, 2002		Nine Months Ended September 30, 2002
	Actual	Pro forma	Actual	Pro forma
Income before cumulative effect of accounting change	$19,503	$20,659	$37,672	$41,139
Net income	19,503	20,659	37,672	41,139
Basic earnings per share:
Income before cumulative effect of accounting change	0.39	0.42	0.75	0.82
Net income	0.39	0.42	0.75	0.82
Diluted earnings per share:
Income before cumulative effect of accounting change	0.39	0.41	0.75	0.81
Net income	0.39	0.41	0.75	0.81

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Twelve Months Ended September 30,
	2003		2002
	Actual	Pro forma	Actual	Pro forma
Income before cumulative effect of accounting change	$9,652	$10,808	$45,664	$50,247
Net income	49,287	10,808	45,664	50,247
Basic earnings per share:
Income before cumulative effect of accounting change	0.20	0.22	0.91	1.01
Net income	1.01	0.22	0.91	1.01
Diluted earnings per share:
Income before cumulative effect of accounting change	0.20	0.22	0.90	0.99
Net income	1.00	0.22	0.90	0.99

As of September 30, 2002 and 2001, the pro forma ARO liability would have been $49.3 million and $45.0 million, respectively.

The Company has transmission and distribution lines which are operated under various property easement agreements. If the easements were to be released, the Company may have a legal obligation to remove the line; however, the Company has assessed the likelihood of this occurring as remote. The majority of these easements include renewal options which the Company routinely exercises. Additionally, the Company has certain components of its local generating stations which may result in an ARO. However, substantial uncertainty exists surrounding the ultimate removal date for these facilities. Due to the nature of these assets and the uncertainty of final removal timing and costs, an ARO has not been included for these assets as the ARO cannot be reasonably estimated at this time.

Amounts recorded under SFAS No. 143 are subject to various assumptions and determinations such as (i) whether a legal obligation exists to remove assets; (ii) estimation of the fair value of the costs of removal; (iii) when final removal will occur; (iv) future changes in decommissioning cost escalation rates; and (v) the credit-adjusted risk-free interest rates to be utilized in discounting future liabilities. Changes that may arise over time with regard to these assumptions and determinations will change amounts recorded in the future as an expense for AROs. If the Company incurs or assumes any liability in retiring any asset at the end of its useful life without a legal obligation to do so, it will record such retirement costs as incurred.

The Company’s most recent Palo Verde decommissioning study, completed in 2001, estimates that the Company’s share of Palo Verde decommissioning costs would be approximately $311.6 million, in year 2001 dollars. This estimated liability differs from the ARO liability of $53.3 million recorded by the Company as of September 30, 2003. This difference can be attributed to how SFAS No. 143 measures the ARO liability, relative to current cost estimates, and the inherent assumption in SFAS No. 143 that Palo Verde will operate until the end of its useful life (which includes an assessment of the probability of a license extension). The ARO liability calculation begins with the same current cost estimate referenced above, then escalates that cost over the remaining life of the plant, finally

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

discounting the resulting cost at a credit-risk adjusted discount rate. Since the Company assumed an escalation rate of 3.6% and a credit-risk adjusted discount rate of 9.5% in its calculation of the ARO liability, the ARO liability is significantly less than the Company’s share of the current estimated cost to decommission Palo Verde in 2001 dollars. As Palo Verde approaches the end of its estimated useful life, the difference between the ARO liability and future current cost estimates will narrow over time due to the accretion of the ARO liability.

Stock Options and Restricted Stock. The Company has two stock-based long-term incentive plans and accounts for them under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Stock options have typically been granted with an exercise price equal to fair market value on the date of grant, accordingly, no compensation expense is recorded by the Company. Restricted stock has been granted at fair market value. Accordingly, the Company recognizes compensation expense by ratably amortizing the fair market value of the grant over the restriction period. If compensation expense for the option portion of the plans had been determined based on the fair value of the option at the grant date and amortized on a straight-line basis over the vesting period, consistent with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income, as reported	$11,246	$19,503	$57,992	$37,672
Deduct: Compensation expense, net of tax	228	363	687	964

Pro forma net income	$11,018	$19,140	$57,305	$36,708

Basic earnings per share:
As reported	$0.23	$0.39	$1.19	$0.75
Pro forma	0.23	0.38	1.18	0.73
Diluted earnings per share:
As reported	0.23	0.39	1.18	0.75
Pro forma	0.23	0.38	1.18	0.73

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Twelve Months Ended September 30,
	2003	2002
Net income, as reported	$49,287	$45,664
Deduct: Compensation expense, net of tax	1,050	1,217

Pro forma net income	$48,237	$44,447

Basic earnings per share:
As reported	$1.01	$0.91
Pro forma	0.99	0.89

Diluted earnings per share:
As reported	1.00	0.90
Pro forma	0.99	0.88

Compensation expense for restricted stock awards is recognized on a fair value basis and is measured by referencing the quoted market price of the shares at the grant date, amortized ratably over the restriction period. Unearned compensation related to restricted stock awards is shown as a reduction of common stock equity.

Supplemental Cash Flow Disclosures (in thousands)

	Nine Months Ended September 30,
	2003	2002
Cash paid for:
Interest on long-term debt and financing obligations	$39,263	$44,058
Other interest	9	12
Income taxes	17,660	9,433

Non-cash investing and financing activities:
Grants of restricted shares of common stock	690	1,557
Remeasurements of employee stock options	—	240
Changes in federal deferred tax valuation allowance debited (credited) to capital in excess of stated value (1)	490	(1,815)

(1)	See Note G of Notes to Consolidated Financial Statements in the 2002 Form 10-K.

B. Regulation

For a full discussion of the Company’s regulatory matters, see Note B of Notes to Consolidated Financial Statements in the 2002 Form 10-K.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

General

In 1999, both the Texas and New Mexico legislatures enacted electric utility industry restructuring laws requiring competition in certain functions of the industry and ultimately in the Company’s service area. In Texas, the Company is exempt from the requirements of the Texas Restructuring Law, including utility restructuring and retail competition, until the expiration of the Freeze Period in August 2005. In April 2003, the New Mexico Restructuring Act was repealed and as a result, the Company’s operations in New Mexico will continue to be fully regulated. The bill repealing the New Mexico Restructuring Act includes a provision allowing public utilities to recover New Mexico transition costs incurred to comply with the act. The Company’s July 31, 2003 rate compliance filing includes approximately $3.4 million in transition costs, but the Company is not seeking to change current rates. For financial reporting purposes, these amounts were expensed by the Company in prior periods. The Company cannot predict at this time the full effects the repeal of the New Mexico Restructuring Act will have on the Company as it prepares for retail competition in Texas. However, the Company believes that the New Mexico Commission will have to approve the separation of the Company’s operations for compliance with the Texas Restructuring Law.

The Company continues to prepare to comply with the Texas Restructuring Law and other regulatory changes occurring throughout the industry. Deregulation of the production of electricity and related services, and increasing customer demand for lower priced electricity and other energy services, have accelerated the industry’s movement toward more competitive pricing and cost structures. Those competitive pressures could result in the loss of customers and diminish the ability of the Company to fully recover its investment in generation assets after the expiration of the Freeze Period. In January 2002, competition was initiated in some parts of Texas. As a result, the Company may face increasing pressure on its retail rates. The Company’s results of operations and cash flows may be adversely affected if it cannot maintain its current retail rates through the expiration of the Freeze Period.

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

On December 5, 2002, the Company announced that it had reached a settlement with the FERC Trial Staff. The settlement resolved all issues between the Company and the Trial Staff. In February 2003, the Company also reached a settlement with the California Attorney General and the California Electricity Oversight Board. In addition, the California Public Utilities Commission and Pacific Gas and Electric Company agreed not to oppose the settlements. Under the terms of the settlements, the Company agreed to refund a total of $15.5 million of revenues it earned on wholesale power transactions. This amount was accrued as a liability as of December 31, 2002. The Company has agreed

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

to make wholesale sales pursuant to its cost of service rate authority, rather than its market-based rate authority, for the period December 1, 2002 through December 31, 2004. This agreement allows the Company to sell power into wholesale markets at its incremental cost plus $21.11 per MWh. To the extent that wholesale market prices exceed these agreed upon amounts, the Company will forego the opportunity to realize these additional revenues. Although this provision has not had a significant impact on the pricing of wholesale sales through September 30, 2003, the Company is unable to predict the effect, if any, this will have on the Company’s future revenues.

On July 23, 2003, the FERC approved the settlements and on August 5, 2003 the Company deposited the $15.5 million into an interest bearing escrow account for the benefit of the California Department of Water Resources’ Electric Power Fund. The proceeds were distributed on October 29, 2003. The Company has denied and will continue to deny the allegations made by the FERC Trial Staff and the intervenors. Furthermore, the Company believes this order resolved all issues between the FERC and the other parties to this investigation.

RTOs. On December 15, 1999, the FERC approved its final rule (“Order 2000”) on Regional Transmission Organizations (“RTOs”). Order 2000 strongly encourages, but does not require, public utilities to form and join RTOs. The Company is an active participant in the development of WestConnect, formerly known as the Desert Southwest Transmission and Reliability Operator. The Company believes WestConnect will qualify as an RTO under Order 2000. The Company intends, subject to the resolution of certain outstanding issues, to participate in WestConnect. As a participating transmission owner, the Company will ultimately transfer operational authority of its transmission system to WestConnect subject to receiving any necessary regulatory approvals. The WestConnect proposal was submitted to the FERC on October 15, 2001. On October 10, 2002, FERC issued an order indicating that the WestConnect proposal satisfied, or with certain modifications would satisfy, the FERC requirements for an RTO under Order 2000. WestConnect will continue to work with the FERC and two other proposed RTOs in the west to achieve a seamless market structure. The Company, however, is anticipated to be no more than a 9% participant in WestConnect and cannot control the terms or timing of its establishment. WestConnect will not be operational before the end of the Freeze Period. The establishment of an RTO in the Company’s service area is an important factor in the Company’s ability to establish a Qualified Power Region as defined in the Texas Restructuring Law and the timing of the operations of WestConnect could affect whether the Company’s Texas service territory participates in the Texas deregulated market.

Texas Regulatory Matters

Deregulation. The Texas Restructuring Law required certain investor-owned electric utilities to separate power generation activities from transmission and distribution activities by January 1, 2002, and on that date retail competition was instituted in some parts of Texas. The Texas Restructuring Law, however, specifically recognized and preserved the Company’s Texas Rate Stipulation and Texas Settlement Agreement by, among other things, exempting the Company’s Texas service area from retail

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

competition until the end of the Freeze Period. At the end of the Freeze Period, the Company will be subject to all the applicable provisions of the law. There is substantial uncertainty about both the regulatory framework and market conditions that will exist at that time and the Company may incur substantial preparatory, restructuring and other costs that may not ultimately be recoverable. Under its exemption from the Texas Restructuring Law, however, the Company will have no claim for stranded cost recovery. (Stated simply, stranded costs are the positive difference, if any, between the book value of electric generating assets, including long-term purchase power contracts, and the market value of those assets). The Company continues to explore options for implementation of the corporate restructuring required by the Texas Restructuring Law while at the same time complying with New Mexico law.

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

On July 1, 2002, the Company filed a petition with the Texas Commission to reconcile the Company’s fuel and purchased power expenses and associated revenues for the three-year period January 1, 1999 through December 31, 2001. This filing was made pursuant to Texas Commission rules which require companies to submit a fuel reconciliation at least every three years. Among other things, the Company’s petition included a request to: (i) reconcile the Company’s Texas jurisdiction eligible fuel costs for the period of $277.0 million and fuel factor revenues of $268.9 million; (ii) recover Palo Verde performance rewards of $21.6 million, including interest, for achieving a three-period average capacity factor of 89.8% (the three periods used for this reward amount, each of which consists of a three-year rolling average, being the periods ended in 1998, 1999 and 2000) which, pursuant to the Texas Fuel Settlement, the Texas Commission shall treat as reconciled and (iii) recover its net underrecovered fuel expenses and Palo Verde performance rewards, including interest, through a surcharge. The Company previously agreed to contribute 50% of the Palo Verde performance rewards to fund programs for bill payment assistance and demand side management programs in its Texas service territory.

The Texas Commission staff, regulatory authorities such as the City of El Paso and customers are entitled to intervene in a fuel reconciliation proceeding and to challenge the prudence of fuel and purchased power expenses. The City of El Paso and the Office of Public Utility Counsel are requesting disallowances of $29.3 million and $32.3 million, respectively, to the Company’s Texas jurisdiction eligible fuel costs for the reconciliation period, arguing among other things, that certain of the Company’s power purchases should have an imputed capacity charge that should be excluded from recovery of fuel expense. A hearing on the merits was held in May 2003. On September 19, 2003, the Administrative Law Judges assigned to this Docket issued a Proposal for Decision. The Proposal for Decision states that capacity charges should be imputed on certain power purchases and excluded from recovery of fuel expense as argued by the intervenors. Thus, the Proposal for Decision recommends that approximately $21.2 million of the Company’s proposed Texas jurisdiction fuel costs be disallowed as

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

non-recoverable capacity costs. The Company filed an exception brief on October 29, 2003 disputing the proposed methodology for calculating imputed capacity charges. A hearing before the Texas Commission to decide this case will be held on November 19, 2003. The Company cannot predict the outcome of these proceedings or when or how the Texas Commission will rule. In addition, the Company could be subject to similar disallowances for the current reconciliation period, which began January 1, 2002 and ends December 31, 2004. In the event that the Texas Commission disallows any significant amount of fuel costs, the resulting reduction of fuel revenue could be material to the Company’s financial position, results of operations and cash flows.

New Mexico Regulatory Matters

Deregulation. In April 2003, the New Mexico Restructuring Act was repealed and as a result, the Company’s operations in New Mexico will continue to be fully regulated. The bill repealing the New Mexico Restructuring Act includes a provision allowing public utilities to recover New Mexico transition costs incurred to comply with the act. The Company’s July 31, 2003 rate compliance filing includes approximately $3.4 million in transition costs, but the Company is not seeking to change current rates. For financial reporting purposes, these amounts were expensed by the Company in prior periods. The Company cannot predict at this time the full effects the repeal of the New Mexico Restructuring Act will have on the Company as it prepares for retail competition in Texas.

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

The New Mexico Fuel Factor Agreement ended on June 15, 2003 and the Company was required to file a reconciliation of fuel revenues and energy expenses by September 15, 2003. On May 1, 2003, the Company made a compliance filing with the New Mexico Commission requesting the right to adjust the fuel factor beginning June 1, 2003 through the date that an order in the July 31, 2003 rate compliance filing is issued by the New Mexico Commission. As part of this filing, the Company requested a variance to the requirements ordered in the New Mexico Settlement Agreement which would allow the Company to (i) implement a fuel factor on June 1, 2003 that would be adjusted monthly rather than remaining fixed until an order in the July 31, 2003 rate compliance filing is issued by the New Mexico Commission and (ii) amortize and recover its cumulative under-recovery balance at June 30, 2003 of

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

approximately $3.1 million over a six month period beginning June 1, 2003. The Company’s requests for such variances were granted by the New Mexico Commission on May 13, 2003.

Base Rates. On July 31, 2003, the Company made a rate compliance filing as required by the New Mexico Settlement Agreement showing a non-fuel base revenue deficiency of $12.6 million and the rates that it believes it would be entitled to collect. The Company, however, is not seeking to change the rates in its New Mexico jurisdiction but is requesting that the (i) current base rates, which include a portion of fuel, remain in place, (ii) monthly fuel and purchased power cost adjustment clause granted by the May 13, 2003 Commission order remain in place; and (iii) fuel expenses above those amounts collected as part of base rates be subject to periodic reconciliation. The Company anticipates a ruling on this filing in 2004. The Company cannot predict the outcome of these proceedings or how the New Mexico Commission will rule.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

C.	Common Stock

Common Stock Repurchase Program

The Company’s Board of Directors has previously approved stock repurchase programs permitting the Company to purchase up to 15 million of its outstanding shares of common stock. Beginning in 1999 and through September 30, 2003, the Company repurchased 14,379,329 shares of common stock under these programs at an aggregate cost of $163.5 million, including commissions. Although the Company made no purchases in the third quarter, the Company may continue making purchases of its stock at open market prices and may engage in private transactions, where appropriate. Any repurchased shares will be available for issuance under employee benefit and stock option plans, or may be retired.

Reconciliation of Basic and Diluted Earnings Per Share

The reconciliation of basic and diluted earnings per share before cumulative effect of accounting change is presented below:

	Three Months Ended September 30,
	2003			2002
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands)			(In thousands)
Basic earnings per share:
Net income	$11,246	48,034,945	$0.23	$19,503	49,758,859	$0.39

Effect of dilutive securities:
Unvested restricted stock	—	67,327		—	89,378
Stock options	—	338,968		—	368,908

Diluted earnings per share:
Net income	$11,246	48,441,240	$0.23	$19,503	50,217,145	$0.39

	Nine Months Ended September 30,
	2003			2002
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands)			(In thousands)
Basic earnings per share:
Income before cumulative effect of accounting change	$18,357	48,662,323	$0.38	$37,672	49,948,222	$0.75

Effect of dilutive securities:
Unvested restricted stock	—	38,326		—	67,022
Stock options	—	327,755		—	484,385

Diluted earnings per share:
Income before cumulative effect of accounting change	$18,357	49,028,404	$0.37	$37,672	50,499,629	$0.75

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Twelve Months Ended September 30,
	2003			2002
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands)			(In thousands)
Basic earnings per share:
Income before cumulative effect of accounting change	$9,652	48,900,634	$0.20	$45,664	49,970,659	$0.91

Effect of dilutive securities:
Unvested restricted stock	—	56,368		—	76,502
Stock options	—	322,688		—	535,358

Diluted earnings per share:
Income before cumulative effect of accounting change	$9,652	49,279,690	$0.20	$45,664	50,582,519	$0.90

Options excluded from the computation of diluted earnings per share because the exercise price was greater than the average market price for the periods presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2003	2002	2003	2002	2003	2002
Options excluded	967,820	1,113,203	1,018,147	472,535	1,043,153	417,456
Exercise price range	$11.88-$15.99	$12.60-$15.99	$11.00-$15.99	$12.60-$15.99	$11.00-$15.99	$12.60-$15.99

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

Power Contracts

In addition to the significant agreements entered into as of December 31, 2002 and discussed in the Company’s 2002 Form 10-K, the Company has since entered into one significant agreement for 50 MW of forward firm off-peak sales of electricity for 2004.

Environmental Matters

The Company is subject to regulation with respect to air, soil and water quality, solid waste disposal and other environmental matters by federal, state, tribal and local authorities. Those authorities govern current facility operations and have continuing jurisdiction over facility modifications. Failure to

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company analyzes the costs of its obligations arising from environmental matters on an ongoing basis, and believes it has made adequate provision in its financial statements to meet such obligations. As a result of this analysis, the Company has a provision for environmental remediation obligations of approximately $1.1 million as of September 30, 2003, which is related to Clean Water Act compliance. However, unforeseen expenses associated with compliance could have a material adverse effect on the future operations and financial condition of the Company.

The following are expenditures incurred by the Company for the three, nine and twelve months ended September 30, 2003 and 2002 for complying with federal environmental statutes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2003	2002	2003	2002	2003	2002
Clean Air Act	$171	$92	$729	$506	$963	$803
Federal Clean Water Act	317	120	699	277	2,352	813

The Company is not under any active investigation by the Environmental Protection Agency, the Texas Commission on Environmental Quality, or the New Mexico Environment Department. Furthermore, the Company is not aware of any unresolved liability under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as the Superfund law.

Customer Information System

During the quarter the Company completed an assessment of the Customer Information System (“CIS”) project and of alternatives to completion of the project. This assessment included analyzing the impact that potential delays in the implementation of deregulation and resulting changes in billing requirements, and the software’s ability to perform to specification. Based on this assessment and on events related to the project which occurred during the quarter, the Company abandoned the CIS project and recognized an asset impairment loss of approximately $17.6 million. The Company is now analyzing various options to meet its current and projected CIS needs.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has also received a demand for the payment of an additional $1.4 million for services relating to the CIS project, which the Company disputes. The Company is unable to predict the outcome of this matter.

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

On January 16, 2003, the Company was served with a complaint on behalf of a purported class of shareholders alleging violations of the federal securities laws (Roth v. El Paso Electric Company, et al., No. EP-03-CA-0004). The complaint was filed in the El Paso Division of the United States District Court for the Western District of Texas. The suit seeks undisclosed compensatory damages for the class as well as costs and attorneys’ fees. The complaint asserts violations of the Securities Exchange Act of 1934. Among other things, the complaint alleges that the Company improperly benefited from wholesale power sales into the western United States through its power marketing agreement with Enron during 2000 and 2001 and that the Company’s failure to properly disclose this agreement artificially inflated the Company’s stock price during the same period. The allegations arise out of the FERC investigation of the power markets in the western United States during 2000 and 2001. The Company and the FERC Trial Staff reached a settlement of the FERC investigation on December 5, 2002. The Company and the California Attorney General and the California Electricity Oversight Board reached a supplemental agreement February 2003, which the California Public Utilities Commission and Pacific Gas and Electric Company agreed not to oppose. The settlements were approved by the FERC on July 23, 2003. Three additional complaints (Brutschy v. El Paso Electric Company, et al., No. EP-03-CA-0050; Kevmar Holdings L. P. v. El Paso Electric Company, et al., No. EP-03-CA-0143; and Richards v. El Paso Electric Company, et al., No. EP-03-CA-0139) have been filed in the same court, making substantially the same allegations as in the Roth complaint. By orders dated March 18, 2003 and May 21, 2003, the Court consolidated the Roth, Brutschy, Kevmar and Richards complaints into a single action. One party has been designated as the lead plaintiff in the consolidated action, and the plaintiffs filed a consolidated complaint on July 2, 2003. The Company filed a motion to dismiss the consolidated action on August 15, 2003 and is awaiting the Court’s ruling on the motion. While the Company believes the lawsuit is without merit and will defend itself vigorously, it is unable to predict the outcome of this case.

On February 10, 2003, the Company received a letter demanding initiation of a shareholder derivative action. The letter, written on behalf of the holder (the “shareholder”) of approximately 200 shares of common stock of the Company, requests that the Company commence a lawsuit against each member of the Board of Directors to recover damages allegedly sustained by the Company as a result of alleged breaches of fiduciary duties by the Board. The shareholder contends that from 1997 to 2002 the

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Board of Directors knowingly caused or allowed the Company to participate in improper transactions with Enron Corporation and certain of its subsidiaries. The allegations appear to duplicate factual questions first raised by the FERC in an investigation of the power markets in the western United States during 2000 and 2001. As noted above, the settlements with the FERC Trial Staff and the principal California intervenors were approved by the FERC on July 23, 2003. In accordance with Texas law, the Company, acting through a committee of its disinterested and independent directors, engaged independent counsel to conduct an independent inquiry to advise whether a lawsuit against the members of the Board of Directors is in the best interests of the Company. After consideration of the report of independent counsel, the disinterested and independent directors committee has adopted a resolution concluding that it is not in the best interest of the Company to pursue a lawsuit against the members of its Board of Directors. The Company is unable to predict the outcome of this matter.

On May 21, 2003, the Company was served with a complaint by the Port of Seattle seeking civil damages under the Sherman Act, the Racketeer Influenced and Corrupt Organization Act, state anti-trust laws, breach of contract and fraud (Port of Seattle v. Avista Corporation, et al., No. CV03-117OP). The complaint was filed in the United States District Court for the Western District of Washington. The complaint alleges that the Company, indirectly through its dealings with Enron, conspired with the other named defendants to manipulate the California energy market which had the effect of artificially inflating the price that the Port of Seattle paid for electricity. While the Company believes the lawsuit is without merit and will defend itself vigorously, it is unable to predict the outcome of this case.

Independent Accountants’ Review Report

The Shareholders and the Board of Directors

El Paso Electric Company:

We have reviewed the accompanying condensed consolidated balance sheet of El Paso Electric Company and subsidiary (the Company) as of September 30, 2003, the related condensed consolidated statements of operations and comprehensive operations for the three-month, nine-month and twelve-month periods ended September 30, 2003 and 2002, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2003 and 2002. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

October 31, 2003

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this Item 2 updates, and should be read in conjunction with, the information set forth in Part II, Item 7 of the Company’s 2002 Form 10-K.

Statements in this document, other than statements of historical information, are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, as well as other oral and written forward-looking statements made by or on behalf of the Company from time to time, including statements contained in the Company’s filings with the Securities and Exchange Commission and its reports to shareholders, involve known and unknown risks and other factors which may cause the Company’s actual results in future periods to differ materially from those expressed in any forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: (i) increased prices for fuel and purchased power and the possibility that regulators may not permit the Company to pass through all such increased costs to customers; (ii) fluctuations in wholesale margins due to uncertainty in the wholesale power market; (iii) unanticipated increased costs associated with scheduled and unscheduled outages; (iv) the cost of replacing steam generators and other unexpected costs at Palo Verde; (v) the costs of legal defense and possible judgments which may accrue as the result of ongoing litigation arising out of the FERC investigation or any other regulatory proceeding; (vi) deregulation of the electric utility industry; and (vii) other factors discussed below under the headings “Summary of Critical Accounting Policies and Estimates,” “Overview” and “Liquidity and Capital Resources.” The Company’s filings are available from the Securities and Exchange Commission or may be obtained through the Company’s website, www.epelectric.com. Any such forward-looking statement is qualified by reference to these risks and factors. The Company cautions that these risks and factors are not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company except as required by law.

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

The Company faces a number of risks and challenges that could negatively impact its operations and financial results. The most significant of these risks and challenges are the deregulation of the electric utility industry, the possibility of increased costs, especially from Palo Verde, the Company’s high level of debt, costs and expenses or judgments related to litigation arising out of the FERC investigation, and potential adverse outcomes in pending regulatory proceedings (see Item 1, Note B, “Regulation”).

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

Another risk to the Company is potential increased costs, including the risk of additional or unanticipated costs at Palo Verde resulting from (i) increases in operation and maintenance expenses; (ii) the replacement of steam generators; (iii) an extended outage of any of the Palo Verde units; (iv) increases in estimates of decommissioning costs; (v) the storage of radioactive waste, including spent nuclear fuel; (vi) insolvency of other Palo Verde Participants; and (vii) compliance with the various requirements and regulations governing commercial nuclear generating stations. At the same time, the Company’s retail base rates in Texas are effectively capped through a rate freeze ending in August 2005. Additionally, upon initiation of competition, there may be competitive pressure on the Company’s power generation rates which could reduce its profitability. The Company cannot assure that its revenues will be sufficient to recover any increased costs, including any increased costs in connection with Palo Verde or other operations, whether as a result of inflation, changes in tax laws or regulatory requirements, or other causes.

Since February 2002, the FERC has been conducting an investigation into potential manipulation of electricity prices in the western United States during 2000 and 2001. On August 13, 2002, the FERC initiated an investigation into the Company’s wholesale power trading in the western United States during 2000 and 2001. On December 5, 2002, the Company announced that it had reached a settlement with the FERC Trial Staff. In February 2003, the Company also reached a settlement with the most significant intervenors. Under the terms of the settlements, the Company agreed to refund a total of $15.5 million of revenues it earned on wholesale power transactions. This amount was accrued as a liability as of December 31, 2002. On July 23, 2003, the FERC approved the settlement and on August 5, 2003 the Company deposited the $15.5 million refund into an interest bearing account for the benefit of the California Department of Water Resources’ Electric Power Fund. The funds were distributed on October 29, 2003.

The Company has completed an assessment of the Customer Information System (“CIS”) project. This assessment included analyzing the impact that potential delays in the implementation of deregulation and resulting changes in billing requirements, and the software’s ability to perform to specification. Based on this assessment and on events related to the project which occurred in the third quarter of 2003, the Company abandoned the CIS project and recognized an asset impairment loss of $17.6 million. The Company is now analyzing various options to meet its current and projected CIS needs.

On October 2 and 3, 2003, employees in the Company’s meter reading and collections areas, comprised of 68 employees, voted in favor of representation by the International Brotherhood of Electrical Workers, Local 960 (“Local 960”). This vote was certified by the National Labor Relations Board (“NLRB”) on October 14, 2003. In addition, employees in the Company’s facilities services area, comprised of seven employees, voted in favor of representation by Local 960 on October 16, 2003. This vote has not yet been certified by the NLRB. The Company will begin collective bargaining negotiations with Local 960 on behalf of these employees.

Liquidity and Capital Resources

The Company’s principal liquidity requirements in the near-term are expected to consist of interest payments on the Company’s indebtedness, operating and capital expenditures related to the Company’s generating facilities and transmission and distribution systems, federal income taxes and reorganization costs related to deregulation in Texas. The Company expects that cash flows from operations will be sufficient for such purposes.

Long-term debt including pollution control bonds of $193.1 million and first mortgage bonds of $186.2 million are subject to remarketing in 2005 or are scheduled to mature in 2006, respectively. The Company expects that these obligations and the $100 million revolving credit facility, which matures in January 2005, (against which approximately $41.8 million had been drawn for nuclear fuel purchases as of September 30, 2003) will be refinanced through the capital and credit markets. Additionally, the Company has $209.2 million of first mortgage bonds which become callable in 2006. The Company’s ability to access capital and credit markets may be adversely affected by uncertainties related to operating in a competitive energy market, tight credit markets and debt rating agency actions.

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

During the twelve months ended September 30, 2003 and 2002, the Company utilized $26.2 million and $98.5 million, respectively, of regular federal tax loss carryforwards. The Company anticipates that existing regular federal tax loss carryforwards will be fully utilized by mid-2004 and that the Company’s cash flow requirements for income taxes in 2004 will be similar to the requirement for 2003. After that date, the Company’s cash flow requirements are expected to include greater amounts of cash for income taxes.

As a result of the declines in the financial markets, the Company anticipates its cash flow requirements associated with its retirement plans and other postretirement benefit plans will increase as compared to the related cash flow requirements of recent years. The Company is continually evaluating its funding requirements related to its retirement plans, other postretirement benefit plans, and decommissioning trust funds. In September 2003 the Company contributed an additional $3.2 million to one of its retirement plans in order to meet its funding requirements.

As of September 30, 2003, the Company had approximately $31.3 million in cash and cash equivalents, a decrease of $43.8 million from the December 31, 2002 balance of $75.1 million. This decrease was primarily the result of the retirement of the Company’s Series C First Mortgage Bonds. Any amounts not borrowed under the Company’s $100 million revolving credit facility for nuclear fuel purchases may be used by the Company for working capital needs. As of September 30, 2003, approximately $41.8 million had been drawn for nuclear fuel purchases. No amounts are currently outstanding on this facility for working capital needs.

The Company has significant debt service obligations. Due to the Texas Rate Stipulation, the Texas Settlement Agreement and competitive pressures, the Company does not expect to be able to raise its base rates in Texas in the event of increases in non-fuel costs or loss of revenues. Recoverability of fuel costs may be adversely impacted if the Texas Commission adopts the Proposal for Decision issued by the Administrative Law Judge recommending the characterization of a portion of fuel and purchase power costs as non-recoverable imputed capacity charges. See Item 1, Note B, “Regulation – Texas Regulatory Matters.”

The Company has repurchased or retired $550.5 million of first mortgage bonds with internally generated cash since inception of its deleveraging program in 1996. No first mortgage bonds were repurchased during the third quarter of 2003. Common stock equity as a percentage of capitalization, including current portion of long-term debt and financing obligations, was 44% as of September 30, 2003.

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

The Company’s Board of Directors has previously approved stock repurchase programs permitting the Company to purchase up to 15 million of its outstanding shares of common stock. Beginning in 1999 and through October 31, 2003, the Company repurchased 14.4 million shares of common stock under these programs at an aggregate cost of $163.8 million, including commissions. Although the Company made no purchases in the third quarter, the Company may continue making purchases of its stock at open market prices and may engage in private transactions, where appropriate. Any repurchased shares will be available for issuance under employee benefit and stock option plans, or may be retired.

Historical Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2003	2002		2003	2002
	Actual	Actual	Pro forma	Actual	Actual	Pro forma
Income before cumulative effect of accounting change (in thousands)	$11,246	$19,503	$20,659	$18,357	$37,672	$41,139
Diluted earnings per share before cumulative effect of accounting change	0.23	0.39	0.41	0.37	0.75	0.81

	Twelve Months Ended September 30,
	2003		2002
	Actual	Pro forma	Actual	Pro forma
Income before cumulative effect of accounting change (in thousands)	$9,652	$10,808	$45,664	$50,247
Diluted earnings per share before cumulative effect of accounting change	0.20	0.22	0.90	0.99

The pro forma net income and earnings per share amounts shown above assume SFAS No. 143 had been applied on a retroactive basis. Income before the cumulative effect of accounting change for the three months ended September 30, 2003 decreased $9.4 million, or $0.18 diluted earnings per share, compared to the pro forma results for the same period a year ago. This decrease resulted primarily from the impairment loss on the CIS project and decreased wholesale sales revenue related to the expiration of a long-term contract. These decreases were partially offset by decreased MiraSol operating losses, increased margins on economy sales and increased investment and other income.

Income before cumulative effect of accounting change for the nine months ended September 30, 2003 decreased $22.8 million or $0.44 diluted earnings per share, compared to the pro forma results for the same period a year ago. This decrease was primarily due to decreased wholesale sales revenue related to the expiration of two long-term contracts, the impairment loss on the CIS project, increased maintenance expense at local plants, increased Palo Verde operations and maintenance expense and increased insurance expenses. These decreases were partially offset by increased sales and margins on economy sales, a decrease in the loss on extinguishment of debt recorded in the prior year without any corresponding amounts in the current year, decreased MiraSol operating losses, increased investment and other income and decreased interest on long-term debt.

Pro forma income before cumulative effect of accounting change for the twelve months ended September 30, 2003 decreased $39.4 million or $0.77 diluted earnings per share, compared to the pro forma results for the same period a year ago. This decrease was primarily due to decreased wholesale sales revenue related to the expiration of two long-term contracts, the impairment loss on the CIS project, the FERC settlements, increased maintenance expense at local plants and increased Palo Verde operations and maintenance expense. These decreases were partially offset by increased sales and margins on economy sales and a loss on extinguishment of debt recorded in the prior year without any significant corresponding amounts in the current period.

Electric utility operating revenues net of energy expenses decreased $3.4 million, $10.6 million and $15.9 million for the three, nine and twelve months ended September 30, 2003, respectively, compared to the same periods last year. The decrease for the three month period is primarily due to decreased wholesale sales revenue related to the expiration of a long-term contract and reduced sales to the Comision Federal de Electricidad de Mexico (“CFE”). The decrease for the nine and twelve month periods is primarily due to decreased wholesale sales revenue related to the expiration of two long-term contracts and reduced sales to the CFE. The decreases in electric utility operating revenues net of energy expenses were partially offset by increased margins on economy sales.

Comparisons of kWh sales and electric utility operating revenues are shown below (in thousands):

			Increase (Decrease)
Three Months Ended September 30:	2003	2002	Amount	Percent
Electric kWh sales:
Retail:
Residential	605,256	594,539	10,717	1.8%
Commercial and industrial, small	628,261	631,824	(3,563)	(0.6)
Commercial and industrial, large	314,266	315,701	(1,435)	(0.5)
Sales to public authorities	358,152	365,477	(7,325)	(2.0)
Wholesale:
Sales for resale	19,861	221,865	(202,004)	(91.0	)(1)
Economy sales	409,136	526,511	(117,375)	(22.3	)(2)

Total	2,334,932	2,655,917	(320,985)	(12.1)

Electric utility operating revenues:
Base revenues:
Retail:
Residential	$54,323	$53,362	$961	1.8%
Commercial and industrial, small	47,501	48,212	(711)	(1.5)
Commercial and industrial, large	11,215	11,961	(746)	(6.2)
Sales to public authorities	20,169	20,339	(170)	(0.8)
Wholesale:
Sales for resale	926	6,438	(5,512)	(85.6	)(1)

Total base revenues	134,134	140,312	(6,178)	(4.4)
Fuel revenues	42,844	45,439	(2,595)	(5.7	)(1)
Economy sales	17,697	17,618	79	0.4	(2)
Other (4)	2,637	1,731	906	52.3	(3)

Total electric utility operating revenues	$197,312	$205,100	$(7,788)	(3.8)

			Increase (Decrease)
Nine Months Ended September 30:	2003	2002	Amount	Percent
Electric kWh sales:
Retail:
Residential	1,483,707	1,465,194	18,513	1.3%
Commercial and industrial, small	1,600,965	1,618,032	(17,067)	(1.1)
Commercial and industrial, large	880,791	885,477	(4,686)	(0.5)
Sales to public authorities	931,600	947,230	(15,630)	(1.7)
Wholesale:
Sales for resale	59,067	827,778	(768,711)	(92.9	)(5)
Economy sales	1,442,720	1,138,730	303,990	26.7	(6)

Total	6,398,850	6,882,441	(483,591)	(7.0)

Electric utility operating revenues:
Base revenues:
Retail:
Residential	$132,142	$130,531	$1,611	1.2%
Commercial and industrial, small	125,624	126,433	(809)	(0.6)
Commercial and industrial, large	32,125	32,986	(861)	(2.6)
Sales to public authorities	55,232	54,627	605	1.1
Wholesale:
Sales for resale	2,873	27,110	(24,237)	(89.4	)(5)

Total base revenues	347,996	371,687	(23,691)	(6.4)
Fuel revenues	94,811	122,034	(27,223)	(22.3	)(7)
Economy sales	58,367	33,600	24,767	73.7	(6)
Other (4)	5,781	5,303	478	9.0

Total electric utility operating revenues	$506,955	$532,624	$(25,669)	(4.8)

			Increase (Decrease)
Twelve Months Ended September 30:	2003	2002	Amount	Percent
Electric kWh sales:
Retail:
Residential	1,889,444	1,862,563	26,881	1.4%
Commercial and industrial, small	2,059,691	2,082,992	(23,301)	(1.1)
Commercial and industrial, large	1,157,129	1,169,485	(12,356)	(1.1)
Sales to public authorities	1,196,550	1,224,008	(27,458)	(2.2)
Wholesale:
Sales for resale	217,422	1,101,522	(884,100)	(80.3	)(5)
Economy sales	1,787,455	1,266,030	521,425	41.2	(6)

Total	8,307,691	8,706,600	(398,909)	(4.6)

Electric utility operating revenues:
Base revenues:
Retail:
Residential	$167,930	$165,793	$2,137	1.3%
Commercial and industrial, small	162,745	164,555	(1,810)	(1.1)
Commercial and industrial, large	42,559	43,947	(1,388)	(3.2)
Sales to public authorities	71,407	71,572	(165)	(0.2)
Wholesale:
Sales for resale	7,989	36,340	(28,351)	(78.0	)(5)

Total base revenues	452,630	482,207	(29,577)	(6.1)
Fuel revenues	131,426	157,140	(25,714)	(16.4	)(7)
Economy sales	68,423	36,253	32,170	88.7	(6)
Other (4)	7,378	7,565	(187)	(2.5)

Total electric utility operating revenues	$659,857	$683,165	$(23,308)	(3.4)

(1)	Primarily due to the expiration of a wholesale power contract with TNP on December 31, 2002 and reduced sales to the CFE.

(2)	Primarily due to decreased available power as a result of maintenance at local plants and Palo Verde. The economic impact of this decrease was offset with higher market prices compared to the same period last year.

(3)	Primarily due to increased wheeling revenues.

(4)	Represents revenues with no related kWh sales.

(5)	Primarily due to the expiration of wholesale power contracts with IID on April 30, 2002 and TNP on December 31, 2002 and reduced sales to the CFE.

(6)	Primarily due to increased available power as a result of the expiration of the wholesale power contracts mentioned above and a more robust market.

(7)	Primarily due to the expiration of the wholesale power contracts mentioned above, reduced sales to the CFE and decreased energy expenses passed through to Texas and New Mexico customers.

Energy services operations increased $2.9 million, $3.3 million and $2.2 million for the three, nine and twelve months ended September 30, 2003 compared to the same periods last year primarily due to a warranty reserve recorded by the Company during the third quarter of 2002 and the cessation of additional marketing activities and sales by MiraSol in 2002.

Other electric utility operations expense increased $4.1 million, $18.3 million and $20.8 million for the three, nine and twelve months ended September 30, 2003, respectively, compared to the same periods last year primarily due to (i) increased Palo Verde expense; (ii) accretion expense related to the implementation of SFAS No. 143; (iii) increased insurance related expenses; and (iv) increased legal and consulting fees. The implementation of SFAS No. 143 caused other electric operations expense to increase by $1.2 million, $3.6 million and $3.6 million for the three, nine and twelve months ended September 30, 2003, respectively, compared to the same periods last year. The nine and twelve month periods also increased due to increased pension and other postretirement benefit costs due to declines in the financial markets.

Impairment loss on the CIS project resulted from the Company’s assessment of the project which included analyzing the impact that potential delays in the implementation of deregulation and resulting changes in billing requirements, and the software’s ability to perform to specification. Based on this assessment and on events related to the project which occurred in the three months ended September 30, 2003, the Company abandoned the CIS project and recognized an asset impairment loss of $17.6 million.

The FERC settlements relate to the settlements with the FERC Trial Staff and principal California parties pursuant to which the Company agreed to refund $15.5 million of revenues it earned on wholesale power transactions in 2000 and 2001. These settlements were recorded in December 2002.

Electric utility maintenance expense decreased $1.7 million for the three months ended September 30, 2003 compared to the same period last year primarily due to reduced maintenance at Palo Verde due to the timing of scheduled refueling and maintenance outages. Electric utility maintenance expense increased $6.6 million and $10.0 million for the nine and twelve months ended September 30, 2003 compared to the same periods last year primarily due to maintenance outages at local generating stations.

Depreciation and amortization expense decreased $0.8 million, $2.7 million and $3.5 million for the three, nine and twelve months ended September 30, 2003, respectively, compared to the same periods last year, primarily due to decreased depreciation expense resulting from the implementation of SFAS No. 143.

Taxes other than income taxes remained relatively unchanged for the three and nine months ended September 30, 2003 compared to the same periods last year. Taxes other than income taxes decreased $1.0 million for the twelve months ended September 30, 2003 compared to the same period last year due to decreased property taxes.

Other income (deductions) increased $2.5 million, $6.3 million and $8.5 million for the three, nine and twelve months ended September 30, 2003 compared to the same periods last year primarily due to an increase of $1.9 million, $2.6 million and $3.7 million, respectively, in investment and interest income related to the decommissioning trust fund. The nine and twelve month periods also increased due to losses on extinguishments of debt of $3.4 million and $5.4 million recorded for the nine and twelve months ended September 30, 2002, respectively, with no comparable activity in the current periods.

Interest charges (credits) decreased $2.9 million, $8.8 million and $9.6 million for the three, nine and twelve months ended September 30, 2003 compared to the same periods last year primarily due to (i) the adoption of SFAS No. 143 on January 1, 2003; and (ii) a reduction in outstanding debt as a result of open market purchases and retirements of the Company’s first mortgage bonds. The implementation of SFAS No. 143 caused interest charges (credits) to decrease $2.1 million, $6.2 million and $6.1 million for the three, nine and twelve months ended September 30, 2003 compared to the same periods last year.

Income tax expense, excluding the tax effect of a cumulative effect of accounting change, decreased $6.0 million, $13.0 million and $19.1 million for the three, nine and twelve months ended September 30, 2003, respectively, compared to the same periods last year primarily due to changes in pretax income and certain permanent differences and adjustments.

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for derivative transactions and hedging relationships entered into or modified after June 30, 2003. SFAS No. 149 has not had a significant impact on the Company’s consolidated financial statements.

On May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, this statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 has not had a significant impact on the Company’s consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk due to changes in interest rates, equity prices and commodity prices. See the Company’s 2002 Form 10-K, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” for a complete discussion of the market risks faced by the Company and the Company’s market risk sensitive assets and liabilities. As of September 30, 2003, there have been no material changes in the market risks faced by the Company or the fair values of assets and liabilities disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Company’s 2002 Form 10-K.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of September 30, 2003 (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures (as required by paragraph (b) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15) were adequate and designed to ensure that material information relating to the Company and the Company’s consolidated subsidiary would be made known to them by others within those entities.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting in connection with the evaluation required by paragraph (d) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15, that occurred during the quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company hereby incorporates by reference the information set forth in Part I of this report under Notes B and E of Notes to Consolidated Financial Statements.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits: See Index to Exhibits incorporated herein by reference.

(b)	Reports on Form 8-K:

Date of Reports	Item Numbers	Financial Statements Required to be Filed
September 24, 2003	5	None
October 23, 2003	7 and 9	None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EL PASO ELECTRIC COMPANY

By:	/s/ TERRY BASSHAM

Terry Bassham Executive Vice President, Chief Financial and Administrative Officer (Duly Authorized Officer and Principal Financial Officer)

Dated: November 7, 2003

EL PASO ELECTRIC COMPANY

INDEX TO EXHIBITS

Exhibit Number	Exhibit

†10.01	Form of Directors’ Restricted Stock Award Agreement between the Company and certain directors of the Company. (Identical in all material respects to Exhibit 10.07 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

††10.02	Form of Directors’ Stock Option Agreement between the Company and certain directors of the Company. (Identical in all material respects to Exhibit 99.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)

15	Letter re Unaudited Interim Financial Information

31.01	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	In lieu of non-employee director cash compensation, four agreements, dated as of October 1, 2003, substantially identical in all material respects to this Exhibit, have been entered into with James W. Cicconi; Kenneth R. Heitz; Patricia Z. Holland-Branch; and Charles A. Yamarone; directors of the Company.

††	In lieu of non-employee director cash compensation, one agreement, dated as of October 1, 2003, substantially identical in all material respects to this Exhibit, has been entered into with Wilson K. Cadman; director of the Company.