Form 10-K
period 2003-12-31
EL PASO ELECTRIC CO /TX/
filed 2004-03-15
CIK 31978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

As of June 30, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant was $586,138,226 (based on the closing price as quoted on the New York Stock Exchange on that date).

As of March 5, 2004, there were 47,588,360 shares of the Company’s no par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2004 annual meeting of its shareholders are incorporated by reference into Part III of this report.

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
New Mexico Stipulation

Stipulation and Settlement Agreement in Case No. 03-00302-UT between the Company and all other parties to the Company’s rate proceedings before the New Mexico Commission providing for a three-year freeze on base rates after an initial 1% reduction and other matters

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

Stipulation and Settlement Agreement in Texas Docket No. 12700, between the Company, the City of El Paso, the Texas Office of Public Utility Counsel and most other parties to the Company’s rate proceedings before the Texas Commission providing for a ten-year rate freeze and other matters

Texas Restructuring Law	Texas Public Utility Regulatory Act Chapter 39, Restructuring of the Texas Electric Utility Industry
Texas Settlement Agreement	Settlement Agreement in Texas Docket No. 20450, between the Company, the City of El Paso and various parties providing for a reduction of the Company’s jurisdictional base revenue and other matters
TNP	Texas-New Mexico Power Company

(i)

(ii)

PART I

Item 1.	Business

General

El Paso Electric Company is a public utility engaged in the generation, transmission and distribution of electricity in an area of approximately 10,000 square miles in west Texas and southern New Mexico. The Company also serves wholesale customers in Texas and periodically in the Republic of Mexico. The Company owns or has significant ownership interests in six electrical generating facilities providing it with a total capacity of approximately 1,500 MW. For the year ended December 31, 2003, the Company’s energy sources consisted of approximately 50% nuclear fuel, 27% natural gas, 9% coal, 14% purchased power and less than 1% generated by wind turbines.

The Company serves approximately 324,000 residential, commercial, industrial and wholesale customers. The Company distributes electricity to retail customers principally in El Paso, Texas and Las Cruces, New Mexico (representing approximately 58% and 9%, respectively, of the Company’s operating revenues for the year ended December 31, 2003). In addition, the Company’s wholesale sales include sales for resale to other electric utilities and periodically sales to the CFE and power marketers. Principal industrial and other large customers of the Company include steel production, copper and oil refining, and United States military installations, including the United States Army Air Defense Center at Fort Bliss in Texas and White Sands Missile Range and Holloman Air Force Base in New Mexico.

The Company’s principal offices are located at the Stanton Tower, 100 North Stanton, El Paso, Texas 79901 (telephone 915-543-5711). The Company was incorporated in Texas in 1901. As of March 5, 2004, the Company had approximately 1,000 employees, 31% of whom are covered by a collective bargaining agreement. A new collective bargaining agreement, which expires June 2006, was entered into with these employees in July 2003. The Company has also begun collective bargaining negotiations with an additional 75 employees from the Company’s meter reading and collections area and facilities services area who voted for union representation in 2003.

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

Decommissioning. Pursuant to the ANPP Participation Agreement and federal law, the Company must fund its share of the estimated costs to decommission Palo Verde Units 1, 2 and 3, including the Common Facilities, through the term of their respective operating licenses. The Company’s decommissioning costs are estimated every three years based upon engineering cost studies performed by outside engineers retained by APS.

In accordance with the ANPP Participation Agreement, the Company is required to establish a minimum accumulation and a minimum funding level in its decommissioning account at the end of each annual reporting period during the life of the plant. In January 2003, the Company made an additional deposit of $4.7 million into the decommissioning trust fund such that the trust fund met ANPP minimum accumulation levels at December 31, 2002. The Company remained above its minimum funding level as of December 31, 2003. The Company will continue to monitor the status of its decommissioning funds and adjust its deposits, if necessary, to remain at or above its minimum accumulation requirements in the future.

In August 2002, the Palo Verde Participants approved the 2001 Palo Verde decommissioning study. Some changes in the cost calculations occurred between the prior 1998 study and the 2001 study. The 2001 study estimated that the Company must fund approximately $311.6 million (stated in 2001 dollars) to cover its share of decommissioning costs. The previous cost estimate from the 1998 study estimated that the Company would fund approximately $280.5 million (stated in 1998 dollars). The 2001 estimate reflects an 11.1% increase, or 3.6% average annual compound increase, from the 1998 estimate primarily due to increases in estimated costs for site restoration at each unit, pre and post-shutdown transitioning and decommissioning preparations, spent fuel storage after operations have ceased and the Unit 2 steam generator storage. The decommissioning study is stated in 2001 dollars and makes no inflation assumptions. See “Spent Fuel Storage” below.

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

Historically, regulated utilities such as the Company have been permitted to collect in rates the costs of nuclear decommissioning. Under the Texas Restructuring Law, which, among other things, deregulates generation services, the Company, through an affiliated transmission and distribution utility, will be able to collect from customers the costs of decommissioning. The collection mechanism utilized in Texas is a “non-bypassable wires charge” through which all customers, even those who choose to purchase energy from a supplier other than the Company’s retail affiliate, will be required to pay a fee, which includes the cost of nuclear decommissioning, to the Company’s affiliated transmission and distribution utility. In the Company’s case, collection of the fee through the Company’s transmission and distribution utility will begin in Texas if and when retail competition is implemented in the Company’s Texas service territory. See “Regulation – Texas Regulatory Matters – Deregulation” for further discussion.

Spent Fuel Storage. The original spent fuel storage facilities at Palo Verde had sufficient capacity to store all fuel discharged from normal operation of all three Palo Verde units through 2003. Alternative on-site storage facilities and casks have been constructed to supplement the original facilities. In March 2003, APS began removing spent fuel from the original facilities as necessary, and placing it in special storage casks which are stored at the new facilities until it is accepted by the DOE for permanent disposal. The 2003 decommissioning study assumes that costs to store fuel on-site will become the responsibility of the DOE after 2037. APS believes that spent fuel storage or disposal methods will be available for use by Palo Verde to allow its continued operation through the term of the operating license for each Palo Verde unit.

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

The Company expects to incur significant on-site spent fuel storage costs during the life of Palo Verde that the Company believes are the responsibility of the DOE. These costs will be amortized over the burn period of the fuel that will necessitate the use of the alternative on-site storage facilities until an agreement is reached with the DOE for recovery of these costs. In December 2003, APS, in conjunction with other nuclear plant operators, filed suit against the DOE on behalf of the Palo Verde Participants to recover monetary damages associated with the delay in the DOE’s acceptance of spent fuel. The Company is unable to predict the outcome of these matters at this time.

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

Steam Generators. Palo Verde has experienced degradation in the steam generator tubes of each unit. The projected service lives of the Palo Verde steam generators are reassessed by APS periodically in conjunction with inspections made during scheduled outages at the Palo Verde units. New steam generators were installed at Unit 2 during 2003 at an estimated total cost to the Company of $47.1 million. This replacement was based on an analysis of the net economic benefit from expected improved performance of the unit and the need to realize continued production from that unit over its full licensed life.

APS has identified accelerated degradation in the steam generator tubes in Units 1 and 3 and has concluded that it is economically desirable to replace the steam generators at those units. While analyses related to timing of installation of steam generators at Units 1 and 3 are ongoing, the Company and the other participants approved the expenditure of $202.1 million (the Company’s portion being $31.9 million) for fabrication and transport of steam generators for Units 1 and 3. In addition, APS has proposed, and the participants have approved the expenditure of $28.4 million (the Company’s portion being $4.5 million) for pre-installation and power uprate work for Units 1 and 3. In addition to these approved amounts, the installation of the Units 1 and 3 replacement steam generators and the completion of power uprates at those units will require the expenditure of $278.6 million (the Company’s portion being $44.0 million). Present plans are for replacement steam generators to be installed at Units 1 and 3 in 2005 and 2007, respectively.

The eventual total cash expenditures for steam generator replacement for Units 1, 2 and 3 is currently estimated to be $718.9 million excluding replacement power costs (the Company’s portion being $113.6 million). As of December 31, 2003, the Company has paid approximately $46.7 million of such costs. The remaining balance is expected to be paid over the course of the steam generator replacements. The Company expects its portion will be funded with internally generated cash.

The Texas Rate Stipulation precludes the Company from seeking a rate increase to recover additional capital costs incurred at Palo Verde during the Freeze Period. The Company cannot assure that its wholesale power rates and its competitive retail rates will be sufficient to recover its costs when or if retail competition for generation services begins. See also Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview.”

Liability and Insurance Matters. In 1957, Congress enacted the Price-Anderson Act as an amendment to the Atomic Energy Act of 1954 to provide a system of financial protection for persons who may be injured or persons who may be liable for a nuclear incident. The Price-Anderson Act expired on December 31, 2003. Existing licensees, such as the Company, are grandfathered and will continue to be subject to the provisions of the Price-Anderson Act in the event Congress does not reauthorize the Price-Anderson Act. The Price-Anderson Amendments Act of 2003 has been placed on the legislative calendar under general order (Calendar No. 422). If passed the Act will amend the Atomic Energy Act to: (i) increase from $63 million to $94 million the maximum amount of standard deferred premiums charged a licensee following any nuclear incident under an industry retrospective rating plan; and (ii) increase from $10 million to $15 million (adjusted for inflation) in any one year the maximum amount of such premiums for each facility for which the licensee must maintain the maximum amount of primary financial protection. The amount of DOE indemnification currently available under the act is $9.4 billion. Additionally, the Palo Verde Participants have public liability insurance against nuclear energy hazards up to the full limit of liability under the Price-Anderson Act. The insurance consists of $200 million of primary liability insurance provided by commercial insurance carriers, with the balance being provided by an industry-wide retrospective assessment program, pursuant to which industry participants would be required to pay a retrospective assessment to cover any loss in excess of $200 million. Presently, the maximum retrospective assessment per reactor for each nuclear incident is approximately $88.1 million, subject to an annual limit of $10 million per incident. Based upon the Company’s 15.8% interest in Palo Verde, the Company’s maximum potential retrospective assessment per incident is approximately $41.8 million for all three units with an annual payment limitation of approximately $4.7 million.

The Palo Verde Participants maintain “all risk” (including nuclear hazards) insurance for damage to, and decontamination of, property at Palo Verde in the aggregate amount of $2.8 billion, a substantial portion of which must first be applied to stabilization and decontamination. The Company also has obtained insurance against a portion of any increased cost of generation or purchased power which may result from an accidental outage of any of the three Palo Verde units if the outage exceeds 12 weeks.

Newman Power Station

The Company’s Newman Power Station, located in El Paso, Texas, consists of three steam-electric generating units and one combined cycle generating unit with an aggregate capacity of approximately 482 MW. The units operate primarily on natural gas but can also operate on fuel oil.

Rio Grande Power Station

The Company’s Rio Grande Power Station, located in Sunland Park, New Mexico, adjacent to El Paso, Texas, consists of three steam-electric generating units with an aggregate capacity of approximately 246 MW. The units operate primarily on natural gas but can also operate on fuel oil.

Four Corners Station

The Company owns a 7% interest, or approximately 104 MW, in Units 4 and 5 at Four Corners, located in northwestern New Mexico. Each of the two coal-fired generating units has a total generating capacity of 739 MW. The Company shares power entitlements and certain allocated costs of the two units with APS (the Four Corners operating agent) and the other participants, PNM, TEP, SCE and SRP.

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

Copper Power Station

The Company’s Copper Power Station, located in El Paso, Texas, consists of a 68 MW combustion turbine used primarily to meet peak demands. The unit operates primarily on natural gas but can also operate on fuel oil. The Company leased the combustion turbine until December 2003 at which time the facilities were purchased at a total purchase price of $8.4 million, which included the balance of any remaining payments under the lease.

Hueco Mountain Wind Ranch

The Company’s Hueco Mountain Wind Ranch, located in Hudspeth County, east of El Paso County and adjacent to Horizon City, currently consists of two wind turbines with a total capacity of 1.32 MW.

Transmission and Distribution Lines and Agreements

The Company owns or has significant ownership interests in four major 345 kV transmission lines in New Mexico, three 500 kV lines in Arizona, and owns the transmission and distribution network within its New Mexico and Texas retail service area and operates these facilities under franchise agreements with various municipalities. The Company is also a party to various transmission and power exchange agreements that, together with its owned transmission lines, enable the Company to deliver its energy entitlements from its remote generation sources at Palo Verde and Four Corners to its service area. Pursuant to standards established by the North American Electric Reliability Council and the Western Electricity Coordinating Council, the Company operates its transmission system in a way that allows it to maintain system integrity in the event that any one of these transmission lines is out of service.

Springerville-Diablo Line. The Company wholly owns a 310-mile, 345 kV transmission line from TEP’s Springerville Generating Plant near Springerville, Arizona, to the Luna Substation near Deming, New Mexico, and to the Diablo Substation near Sunland Park, New Mexico. This transmission line provides an interconnection with TEP for delivery of the Company’s generation entitlements from Palo Verde and, if necessary, Four Corners.

Arroyo-West Mesa Line. The Company wholly owns a 202-mile, 345 kV transmission line from the Arroyo Substation located near Las Cruces, New Mexico, to PNM’s West Mesa Substation located near Albuquerque, New Mexico. This is the primary delivery point for the Company’s generation entitlement from Four Corners, which is transmitted to the West Mesa Substation over approximately 150 miles of transmission lines owned by PNM.

Greenlee-Newman Line. The Company owns 40% of a 60-mile, 345 kV transmission line between TEP’s Greenlee Substation near Duncan, Arizona to the Hidalgo Substation near Lordsburg, New Mexico, approximately 57% of a 50-mile, 345 kV transmission line between the Hidalgo Substation and the Luna Substation and 100% of an 86-mile, 345 kV transmission line between the Luna Substation and the Newman Power Station. These lines provide an interconnection with TEP for delivery of the Company’s entitlements from Palo Verde and, if necessary, Four Corners. The Company owns the Afton 345 kV Substation located approximately 57 miles from the Luna Substation on the Luna-to-Newman portion of the line which interconnects a generator owned and operated by PNM.

AMRAD-Eddy County Line. The Company owns 66.7% of a 125-mile, 345 kV transmission line from the AMRAD Substation near Oro Grande, New Mexico, to the Company’s and TNP’s high voltage direct current terminal at the Eddy County Substation near Artesia, New Mexico. This terminal enables the Company to connect its transmission system to that of SPS, providing the Company with access to purchased and emergency power from SPS and power markets to the east.

Palo Verde Transmission and Switchyard. The Company owns 18.7% of two 45-mile, 500 kV lines from Palo Verde to the Westwing Substation located northwest of Phoenix near Peoria, Arizona and 18.7% of a 75-mile, 500 kV line from Palo Verde to the Kyrene Substation located near Tempe, Arizona. These lines provide the Company with a transmission path for delivery of power from Palo Verde. The Company also owns 18.7% of two 500 kV switchyards connected to the Palo Verde-Kyrene 500 kV line: the Hassayampa switchyard adjacent to the southern edge of the Palo Verde 500 kV switchyard and the Jojoba switchyard approximately 24 miles from Palo Verde. These switchyards were built to accommodate the addition of new generation and transmission in the Palo Verde area.

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

The Company analyzes the costs of its obligations arising from environmental matters on an ongoing basis and believes it has made adequate provision in its financial statements to meet such obligations. As a result of this analysis, the Company has a provision for environmental remediation obligations of approximately $0.9 million as of December 31, 2003, which is related to compliance with federal and state environmental standards. However, unforeseen expenses associated with compliance could have a material adverse effect on the future operations and financial condition of the Company.

The Company is not aware of any active investigation of its compliance with environmental requirements by the Environmental Protection Agency, the Texas Commission on Environmental Quality, or the New Mexico Environment Department. Furthermore, the Company is not aware of any unresolved, potentially material liability it would face pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as the Superfund law.

Construction Program

Utility construction expenditures reflected in the following table consist primarily of expanding and updating the transmission and distribution systems and the cost of capital improvements and replacements at Palo Verde and other generating facilities, including the fabrication and shipment of Palo Verde Units 1 and 3 steam generators. Replacement power costs expected to be incurred during replacements of Palo Verde steam generators are not included in construction costs. Preliminary studies indicate that the Company will need additional supply-side and demand-side resources in 2006 to meet increasing load requirements on its system. As a result, the Company released a Request for Proposals (“RFP”) seeking bids to supply 150 MW of additional resources beginning in 2006 and an additional 100 MW beginning in 2009. Responses to the Company’s RFP have been received and analyzed. Based on the analysis of the RFPs received to date, it does not appear as if the selection will require the use of cash by the Company to construct a facility to obtain power for its 2006 requirements. The Company is still evaluating its 2009 requirements.

The Company’s estimated cash construction costs for 2004 through 2007 are approximately $277.0 million. Actual costs may vary from the construction program estimates shown. Such estimates are reviewed and updated periodically to reflect changed conditions.

By Year (1)(2) (In millions)
2004	$74
2005	63
2006	71
2007	69

Total	$277

By Function (In millions)
Production (1)(2)	$90
Transmission	19
Distribution	127
General	41

Total	$277

(1)	Does not include acquisition costs for nuclear fuel. See “Energy Sources – Nuclear Fuel.”

(2)	Includes $21.8 million for local generation, $9.2 million for the Four Corners Station, $59.8 million for the Palo Verde Station (of which $33.7 million relates to the fabrication and shipment of the steam generators for Units 1 and 3). Excludes $44.0 million for the installation of Palo Verde Units 1 and 3 steam generators, which have yet to be approved by the Palo Verde Participants.

Energy Sources

General

The following table summarizes the percentage contribution of nuclear fuel, natural gas, coal and purchased power to the total kWh energy mix of the Company. Energy generated by wind turbines accounted for less than 1% of the total kWh energy mix.

	Years Ended December 31,
Power Source	2003	2002	2001
Nuclear fuel	50%	52%	49%
Natural gas	27	25	32
Coal	9	6	8
Purchased power	14	17	11

Total	100%	100%	100%

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

Nuclear Fuel

The nuclear fuel cycle for Palo Verde consists of the following stages: the mining and milling of uranium ore to produce uranium concentrates; the conversion of the uranium concentrates to uranium hexafluoride (“conversion services”); the enrichment of uranium hexafluoride (“enrichment services”); the fabrication of fuel assemblies (“fabrication services”); the utilization of the fuel assemblies in the reactors; and the storage and disposal of the spent fuel. The Palo Verde Participants have contracts in place that will furnish 100% of Palo Verde’s operational requirements for uranium concentrates, conversion services and enrichment services through 2008. Such contracts could also provide 100% of enrichment services in 2009 and 2010. The Palo Verde Participants have a contract for fabrication services through 2015 for each Palo Verde unit.

Nuclear Fuel Financing. Pursuant to the ANPP Participation Agreement, the Company owns an undivided interest in nuclear fuel purchased in connection with Palo Verde. The Company has available a total of $100 million under a revolving credit facility that provides for both working capital and up to $70 million for the financing of nuclear fuel. At December 31, 2003, approximately $42.2 million had been drawn to finance nuclear fuel. This financing is accomplished through a trust that borrows under the credit facility to acquire and process the nuclear fuel. The Company is obligated to repay the trust’s borrowings with interest and has secured this obligation with First Mortgage Collateral Series Bonds. In the Company’s financial statements, the assets and liabilities of the trust are consolidated and reported as assets and liabilities of the Company.

Natural Gas

The Company manages its natural gas requirements through a combination of a long-term supply contract and spot market purchases. The long-term supply contract provides for firm deliveries of gas at market based index prices. In 2003, the Company’s natural gas requirements at the Rio Grande Power Station were met with both short-term and long-term natural gas purchases from various suppliers. Interstate gas is delivered under a firm transportation agreement which expires in 2005 but which is expected to continue beyond 2005. The Company anticipates it will continue to purchase natural gas at spot market prices on a monthly basis for a portion of the fuel needs for the Rio Grande Power Station for the near term. The Company will continue to evaluate the availability of short-term natural gas supplies versus long-term supplies to maintain a reliable and economical supply for the Rio Grande Power Station.

Natural gas for the Newman and Copper Power Stations was primarily supplied pursuant to an intrastate natural gas contract that expires in 2007. The Company will also continue to evaluate short-term natural gas supplies to maintain a reliable and economical supply for the Newman and Copper Power Stations.

Coal

APS, as operating agent for Four Corners, purchases Four Corners’ coal requirements from a supplier with a long-term lease of coal reserves owned by the Navajo Nation. APS, on behalf of the Company and the other Four Corners Participants, has extended the Four Corners coal contract with the supplier to 2016 to coincide with the Four Corners Plant lease with the Navajo Nation. Based upon information from APS, the Company believes that Four Corners has sufficient reserves of coal to meet the plant’s operational requirements for its useful life.

Purchased Power

To supplement its own generation and operating reserves, the Company engages in firm and non-firm power purchase arrangements which may vary in duration and amount based on evaluation of the Company’s resource needs and the economics of the transactions. The Company purchased 103 MW of firm energy in 2003 and will continue to purchase an identical annual amount through 2005 based on a purchase agreement entered into in 2001. This agreement includes demand, energy and transmission charges. Other purchases of shorter duration were made primarily to replace the Company’s generation resources during planned and unplanned outages.

Operating Statistics
	Years Ended December 31,
	2003	2002	2001
Operating revenues:
Base revenues:
Retail:
Residential	$171,459	$166,320	$159,263
Commercial and industrial, small	165,434	163,553	161,997
Commercial and industrial, large	43,294	43,419	43,644
Sales to public authorities	73,136	70,802	70,372

Total retail base revenues	453,323	444,094	435,276
Wholesale:
Sales for resale	3,223	32,228	52,879

Total base revenues	456,546	476,322	488,155
Fuel revenues	122,761	158,650	164,335
Economy sales	76,536	43,654	92,452
Other	8,519	11,459	24,763

Total operating revenues	$664,362	$690,085	$769,705

Number of customers (end of year):
Residential	289,179	281,874	276,200
Commercial and industrial, small	30,254	29,281	28,573
Commercial and industrial, large	145	141	140
Other	4,524	4,431	4,308

Total	324,102	315,727	309,221

Average annual kWh use per residential customer	6,761	6,694	6,529

Energy supplied, net, kWh (in thousands):
Generated	7,740,923	7,785,938	8,183,713
Purchased and interchanged	1,250,707	1,549,875	951,359

Total	8,991,630	9,335,813	9,135,072

Energy sales, kWh (in thousands):
Retail:
Residential	1,932,171	1,870,931	1,789,199
Commercial and industrial, small	2,096,860	2,076,758	2,069,517
Commercial and industrial, large	1,197,065	1,161,815	1,174,235
Sales to public authorities	1,224,349	1,212,180	1,185,521

Total retail	6,450,445	6,321,684	6,218,472

Wholesale:
Sales for resale	67,754	986,134	1,460,383
Economy sales	1,920,882	1,483,465	929,914

Total wholesale	1,988,636	2,469,599	2,390,297

Total energy sales	8,439,081	8,791,283	8,608,769
Losses and Company use	552,549	544,530	526,303

Total	8,991,630	9,335,813	9,135,072

Native system:
Peak load, kW	1,308,000	1,282,000	1,199,000
Net generating capacity for peak, kW	1,500,000	1,500,000	1,500,000

Total system:
Peak load, kW (1)	1,546,000	1,509,000	1,485,000
Net generating capacity for peak, kW (2)	1,500,000	1,500,000	1,500,000
System capacity factor (3)	60.1%	61.1%	60.6%

(1)	Includes spot firm sales of 355,000 kW, 150,000 kW and 60,000 kW for 2003, 2002 and 2001, respectively.

(2)	Excludes 103,000 kW, 153,000 kW and 163,000 kW of firm on and off-peak purchases for 2003, 2002 and 2001, respectively.

(3)	System capacity factor includes average firm system purchases of 103,000 kW, 143,000 kW, and 123,000 kW for 2003, 2002 and 2001, respectively.

Regulation

General

In 1999, both the Texas and New Mexico legislatures enacted electric utility industry restructuring laws requiring competition in certain functions of the industry and ultimately in the Company’s service area. In Texas, the Company is exempt from the requirements of the Texas Restructuring Law, including utility restructuring and retail competition, until the expiration of the Freeze Period in August 2005. In April 2003, the New Mexico Restructuring Act was repealed and as a result, the Company’s operations in New Mexico will continue to be fully regulated. The Company cannot predict at this time the full effects the repeal of the New Mexico Restructuring Act will have on the Company as it prepares for retail competition in Texas. However, the Company believes that the New Mexico Commission will have to approve the separation of the Company’s operations if and when the Company implements utility restructuring and retail competition for compliance with the Texas Restructuring Law.

Federal Regulatory Matters

Federal Energy Regulatory Commission. The FERC has been conducting an investigation into potential manipulation of electricity prices in the western United States during 2000 and 2001. On August 13, 2002, the FERC initiated a Federal Power Act (“FPA”) investigation into the Company’s wholesale power trading in the western United States during 2000 and 2001 to determine whether the Company engaged in misconduct and, if so, to determine potential remedies. The Company reached settlements with the FERC and other parties in 2002 and 2003. Under the terms of the settlements, the Company agreed to refund a total of $15.5 million of revenues it earned on wholesale power transactions. In July 2003, the FERC approved the settlements and on August 5, 2003, the Company deposited the $15.5 million into an interest bearing escrow account to consummate the settlements. The Company believes the FERC’s order resolved all issues between the FERC and the other parties to this investigation. Under the settlements, the Company has agreed to make wholesale sales pursuant to its cost of service rate authority rather than its market-based rate authority for the period December 1, 2002 through December 31, 2004. This agreement allows the Company to sell power into wholesale markets at its incremental cost plus $21.11 per MWh. To the extent that wholesale market prices exceed these agreed upon amounts, the Company will forego the opportunity to realize these additional revenues. Although this provision has not had a significant impact on the Company’s revenues through December 31, 2003, the Company is unable to predict the effect, if any, this will have on the Company’s 2004 revenues.

RTOs. FERC’s rule (“Order 2000”) on Regional Transmission Organizations (“RTOs”) strongly encourages, but does not require, public utilities to form and join RTOs. The Company is an active participant in the development of WestConnect, formerly known as the Desert Southwest Transmission and Reliability Operator. As a participating transmission owner, the Company will ultimately transfer operational authority of its transmission system to WestConnect subject to receiving any necessary regulatory approvals. On October 10, 2002, FERC issued an order indicating that the Company’s WestConnect proposal satisfied, or with certain modifications would satisfy, the FERC requirements for an RTO under Order 2000. WestConnect will continue to work with the FERC and two other proposed RTOs in the west to achieve a seamless market structure. The Company, however, is anticipated to be no more than a 9% participant in WestConnect and cannot control the terms or timing of its establishment. WestConnect will not be operational before the end of the Freeze Period. The establishment of an RTO in the Company’s service area is an important factor in the Company’s ability to establish a Qualified Power Region as defined in the Texas Restructuring Law and the timing of the operations of WestConnect could affect when and whether the Company’s Texas service territory participates in the Texas deregulated market.

Department of Energy. The DOE regulates the Company’s exports of power to the CFE in Mexico pursuant to a license granted by the DOE and a presidential permit. The DOE has determined that all such exports over international transmission lines shall be made in accordance with Order No. 888, which established the FERC rules for open access.

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

Texas Regulatory Matters

The rates and services of the Company are regulated in Texas by municipalities and by the Texas Commission. The largest municipality in the Company’s service area is the City of El Paso. The Texas Commission has exclusive appellate jurisdiction to review municipal orders and ordinances regarding rates and services within municipalities in Texas and original jurisdiction over certain other activities of the Company. The decisions of the Texas Commission are subject to judicial review.

Deregulation. The Texas Restructuring Law required certain investor-owned electric utilities to separate power generation activities from transmission and distribution activities by January 1, 2002, and on that date, retail competition for generation services was instituted in some parts of Texas. The Texas Restructuring Law, however, specifically recognized and preserved the Company’s Texas Rate Stipulation and Texas Settlement Agreement by, among other things, exempting the Company’s Texas service area from retail competition until the end of the Freeze Period. The Texas Commission recently opened a project (Project No. 28971) to evaluate the readiness of the Company’s service area in Texas for retail competition for generation services. In this project, the Texas Commission may specify in advance the factors that are important in deciding when and whether to open the Company’s service area in Texas to customer choice. One of the key factors that will likely be utilized by the Texas Commission in its determination is the progress that has been made in developing an RTO in the Company’s service area. Public hearings to discuss the readiness of the Company’s service area were held on March 4, 2004 in El Paso and will be held in Austin in April 2004. There is substantial uncertainty about both the regulatory framework and market conditions that will exist if and when retail competition is implemented in the Company’s service territory and the Company may incur substantial preparatory, restructuring and other costs that may not ultimately be recoverable. There can be no assurance that deregulation will not adversely affect the future operations, cash flows and financial condition of the Company.

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

On March 10, 2004, the Texas Commission announced its decision in PUC Docket No. 26194, a case in which the Company sought to reconcile its Texas jurisdictional fuel costs for the period January 1, 1999 through December 31, 2001. At issue was the Company’s request to recover an additional $15.8 million, before interest, from its Texas customers as a surcharge because of fuel undercollections from January 1999 through December 2001. The Texas Commission disallowed approximately $4.5 million of Texas jurisdictional expenses, before interest, consisting primarily of (i) approximately $4.2 million of purchased power expenses which the Texas Commission characterized as “imputed capacity charges,” and (ii) approximately $0.3 million in fees which were deemed to be administrative costs, not recoverable as fuel. In Texas, capacity charges are not eligible for recovery as fuel expenses, but are to be recovered through the Company’s base rates. As the Company’s base rates were frozen during the time period in question, the $4.2 million of “imputed capacity charges” would be permanently disallowed, and hence not recoverable from its Texas customers.

The Texas Commission’s decision modifies the Proposal for Decision issued September 19, 2003 by the Administrative Law Judges (“ALJs”). The ALJs had recommended that approximately $21.2 million of the Company’s purchased power expense should be disallowed as imputed capacity charges and not recovered from Texas jurisdictional customers.

The Company has incurred similar purchased power costs for the fuel reconciliation period beginning January 1, 2002. The Company believes that it has accounted for its purchased power costs during the reconciliation period beginning January 2002 in a manner consistent with the Texas Commission’s decision in PUC Docket No. 26194. However, the Texas Commission has indicated its desire to conduct a generic rulemaking proceeding to determine a statewide policy for the appropriate pricing of capacity in purchased power contracts. There can be no assurance, however, as to the outcome of such rulemaking and the potential impact on the Company with respect to fuel recovery in future reconciliation periods if the Texas Commission adopts a different methodology in a subsequent rulemaking proceeding.

The Texas Commission’s decision is subject to appeal by the various parties and the Company is unable to predict the ultimate outcome of any appeals that may be filed in this case.

Palo Verde Performance Standards. The Texas Commission established performance standards for the operation of Palo Verde pursuant to which each Palo Verde unit is evaluated annually to determine whether its three-year rolling average capacity factor entitles the Company to a reward or subjects it to a penalty. The capacity factor is calculated as the ratio of actual generation to maximum possible generation. If the capacity factor, as measured on a station-wide basis for any consecutive 24-month period, should fall below 35%, the Texas Commission can also reconsider the rate treatment of Palo Verde, regardless of the provisions of the Texas Rate Stipulation and the Texas Settlement Agreement. The removal of Palo Verde from rate base could have a significant negative impact on the Company’s revenues and financial condition. Under the performance standards as modified by the Texas Fuel Settlement, the Company has calculated the performance awards for the reporting periods ending in 2003, 2002 and 2001 to be approximately $0.8 million, $1.3 million and $1.1 million, respectively. These rewards will be included, along with energy costs incurred and revenues billed, as part of the Texas Commission’s review during a future periodic fuel reconciliation proceeding as discussed above. Performance rewards are not recorded on the Company’s books until the Texas Commission has ordered a final determination in a fuel proceeding or comparable evidence of collectibility is obtained. Performance penalties are recorded when assessed as probable by the Company.

Texas Renewable Energy Requirement. Chapter 39 of the Public Utility Regulatory Act (“PURA”), implemented by Senate Bill 7 in the 1999 legislative session, requires that, by January 1, 2009, an additional 2,000 MW of generating capacity from renewable energy technologies be installed in the state. The renewable energy requirement is to be added in increments with the cumulative installed renewable capacity in Texas totaling 1,703 MW by January 1, 2005, 2,280 MW by January 1, 2007, and 2,880 MW by January 1, 2009. The requirements of this goal are placed on retail electric providers (“REPs”), who provide competitive retail electric service in the state of Texas. Utilities that have not implemented retail competition may have renewable energy requirements based on orders of the Texas Commission.

Until the end of the Freeze Period, the Company is exempt from PURA Chapter 39 and Texas Commission rules implementing the renewable requirements. However, once the Freeze Period ends, any renewable energy requirement applicable to the Company could be based on the percentage of the competitive retail load that will be served by the Company (or the Company’s REP) in relation to the total competitive retail load served in Texas. It is not clear when the Company will need to meet a renewable energy requirement in Texas or what the obligation will be. The Company is currently reviewing the outcome of its New Mexico RFPs, for renewable energy to assess possible scenarios for meeting possible future Texas requirements, which includes the purchase of renewable power and/or credits.

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

Deregulation. In April 2003, the New Mexico Restructuring Act was repealed and as a result the Company’s operations in New Mexico will continue to be fully regulated. The Company cannot predict at this time the full effects the repeal of the New Mexico Restructuring Act will have on the Company as it prepares for retail competition in Texas.

Fuel. In June 2001, the New Mexico Commission approved a fuel and purchased power cost adjustment clause. On May 31, 2003, the Company submitted a rate compliance filing whereby the Company proposed to continue a base rate recovery of $0.01949 per kWh and continue the fuel and purchased power cost adjustment to recover the remainder of fuel and purchased power costs. The Company and all intervenors entered into the New Mexico Stipulation on the Company’s compliance filing.

New Mexico Rate Stipulation. On January 21, 2004, the Company and all intervenors to the rate compliance filing entered into and filed the New Mexico Stipulation whereby, among other things, the Company agreed for a period of three years beginning June 1, 2004 to (i) freeze base rates after an initial non-fuel base rate reduction of 1%; (ii) fix fuel and purchased power cost associated with 10% of the Company’s jurisdictional retail sales in New Mexico at $0.021 per kWh; (iii) leave subject to reconciliation the remaining 90% of the Company’s New Mexico jurisdictional fuel and purchased power costs; (iv) continue the collection of a portion of fuel and purchased power costs in base rates as presently collected in the amount of $0.01949 per kWh; (v) price power provided from Palo Verde Unit 3 to the extent of its availability at an 80% nuclear, 20% gas fuel mix (currently such power is priced at 75% nuclear, 25% gas fuel mix) and (vi) deem reconciled, for the period June 15, 2001 through May 31, 2004, the Company’s fuel and purchased power costs for the New Mexico jurisdiction. The New Mexico Stipulation is subject to the New Mexico Commission’s approval. The New Mexico Commission hearing on the New Mexico Stipulation was held on February 25, 2004. The Company anticipates a ruling on the New Mexico Stipulation prior to June 2004 with the new rates implemented on or about June 1, 2004. The Company cannot predict the outcome of these proceedings or how the New Mexico Commission will rule.

New Mexico Renewable Energy Requirement. The New Mexico Commission has adopted renewable energy portfolio requirements and has mandated that 5% of all New Mexico retail jurisdictional energy sales in 2006 be supplied by renewable resources or certificates. The renewable portfolio standard increases by 1% each year until 2011, and is set at 10% in 2011 and thereafter. In February 2004, the Company issued a RFP for renewable energy from certified renewable sources to meet the renewable energy portfolio requirements. Based on responses to the RFP, the Company will develop a plan to meet the New Mexico Commission’s renewable energy requirements. In the 2004 New Mexico legislative session, the Renewable Energy Act was enacted which directs the New Mexico Commission to adopt a rule consistent with the law, and requires rate recovery for the reasonable costs of compliance with the renewable requirements.

Sales for Resale

The Company provides up to 10 MW of firm capacity, associated energy, and transmission service to the Rio Grande Electric Cooperative pursuant to an ongoing contract which requires a two-year notice to terminate. No such notice has been received. The Company also made sales of interruptible energy to CFE during the months of June and July 2003 of 13,711 MWh and 4,525 MWh, respectively.

Power Sales Contracts

As of March 5, 2004, the Company had entered into one significant agreement with a counterparty for forward off-peak firm sales of electricity of 50 MW for 2004.

The Company also has an agreement with a counterparty for power exchanges under which the Company received 30 MW of on-peak capacity and associated energy during 2003 at the Eddy County tie and concurrently delivered the same amount at Palo Verde and/or Four Corners. The on-peak exchange amount remains at 30 MW through 2005. The agreement also gives the counterparty the option to deliver up to 133 MW of off-peak capacity and associated energy to the Company at the Eddy County tie through 2005 in exchange for the same amount of energy concurrently delivered by the Company at Palo Verde and/or Four Corners. The Company will receive a guaranteed margin on any energy exchanged under the off-peak agreement. See “Purchased Power.”

Franchises and Significant Customers

City of El Paso Franchise

The Company’s major franchise is with the City of El Paso, Texas (“City”). The franchise agreement includes a 2% annual franchise fee (approximately $7.7 million per year currently) and provides an arrangement for the Company’s utilization of public rights-of-way necessary to serve its retail customers within the City. The franchise with the City extends through August 1, 2005.

In a provision of the franchise agreement, the City has an option to acquire all of the non-cash assets of the Company at the end of the term of the franchise on August 1, 2005, at a purchase price equal to the fair market value of the assets (measured on a cost of reproduction basis) on the date one year prior to the end of the term. The purchase price is then subject to certain adjustments to roll the value of the assets forward to the end of the term. If the City wishes to exercise its option, it must deliver written notice to the Company one year prior to the expiration of the franchise term.

Las Cruces Franchise

In February 2000, the Company and Las Cruces entered into a seven-year franchise agreement with a 2% annual franchise fee (approximately $1.1 million per year currently) for the provision of electric distribution service. Las Cruces is prohibited during this seven-year period from taking any action to condemn or otherwise attempt to acquire the Company’s distribution system, or attempt to operate or build its own electric distribution system. Las Cruces will have a 90-day non-assignable option at the end of the Company’s seven-year franchise agreement to purchase the portion of the Company’s distribution system that serves Las Cruces at a purchase price of 130% of the Company’s book value at that time. If Las Cruces exercises this option, it is prohibited from reselling the distribution assets for two years. If Las Cruces fails to exercise this option, the franchise and standstill agreements will be extended for an additional two years.

Military Installations

The Company currently serves Holloman Air Force Base (“Holloman”), White Sands Missile Range (“White Sands”) and the United States Army Air Defense Center at Fort Bliss (“Ft. Bliss”). The Company’s sales to the military bases represent approximately 3% of annual operating revenues. The Company currently has long-term contracts with all three military bases that it serves. The Company signed a contract with Ft. Bliss in December 1998 under which Ft. Bliss will take service from the Company through December 2008. The Company has a contract to provide retail electric service to Holloman for a ten-year term which began in December 1995. In May 1999, the Army and the Company entered into a new ten-year contract to provide retail electric service to White Sands.

Executive Officers of the Registrant The executive officers of the Company as of March 5, 2004, were as follows:
Name	Age	Current Position and Business Experience

Gary R. Hedrick	49

Chief Executive Officer, President and Director since November 2001; Executive Vice President, Chief Financial and Administrative Officer from August 2000 to November 2001; Vice President, Chief Financial Officer and Treasurer from August 1996 to August 2000.

Terry Bassham	43

Executive Vice President, Chief Financial and Administrative Officer since November 2001; Executive Vice President and General Counsel from August 2000 to November 2001; Vice President and General Counsel from January 1999 to August 2000; General Counsel from August 1996 to January 1999.

J. Frank Bates	53	Executive Vice President and Chief Operations Officer since November 2001; Vice President – Transmission and Distribution from August 1996 to November 2001.

Raul A. Carrillo, Jr.	42

Senior Vice President, General Counsel and Corporate Secretary since February 2003; Senior Vice President and General Counsel from July 2002 to February 2003; General Counsel from January 2002 to July 2002; Associate and Shareholder with Sandenaw, Carrillo & Piazza, P.C. from March 1996 to January 2002.

Steven P. Busser	35

Treasurer since February 2003; Assistant Chief Financial Officer from June 2002 to February 2003; Vice President – International Controller for Affiliated Computer Services, Inc. from August 2001 to June 2002; Vice President – International Controller for National Processing Company, Inc. from June 2000 to August 2001; Assurance Manager with KPMG, LLP from June 1998 to June 2000.

Fernando J. Gireud	46

Vice President – Power Marketing and International Business since February 2003; Vice President – International Business from July 2002 to February 2003; Director – International Business Affairs from February 2002 to July 2002; Director – International Business Affairs – MiraSol from November 1999 to February 2002; Manager of Environmental Affairs from April 1994 to November 1999.

Helen Knopp	61	Vice President – Customer and Public Affairs since April 1999; Executive Director of the Rio Grande Girl Scout Council from September 1991 to April 1999.

Kerry B. Lore	44

Vice President – Administration since May 2003; Controller from October 2000 to May 2003; Assistant Controller from April 1999 to October 2000; Manager of Accounting Services from July 1993 to April 1999.

Robert C. McNiel	57	Vice President – New Mexico Affairs since December 1997.

Hector R. Puente	47	Vice President – Power Generation since April 2001; Manager – Substations and Relaying from August 1996 to April 2001.

Guillermo Silva, Jr.	50	Vice President – Information Services since February 2003; Secretary from January 1994 to February 2003.

John A. Whitacre	54	Vice President – Transmission and Distribution since July 2002; Assistant Vice President – System Operations from August 1989 to July 2002.

Scott D. Wilson	50	Controller since September 2003; Owner of Wilson Consulting Group from June 1992 to September 2003.

The executive officers of the Company are elected annually and serve at the discretion of the Board of Directors.

Item 2.	Properties

The principal properties of the Company are described in Item 1, “Business,” and such descriptions are incorporated herein by reference. Transmission lines are located either on private rights-of-way, easements, or on streets or highways by public consent. Substantially all of the Company’s utility plant is subject to liens to secure the First Mortgage Bonds.

In addition, the Company leases executive and administrative offices in El Paso, Texas under a lease which expires in May 2007.

Item 3.	Legal Proceedings

The Company is a party to various legal actions. In many of these matters, the Company has excess casualty liability insurance that covers the various claims, actions and complaints. Based upon a review of these claims and applicable insurance coverage, the Company believes that, except as described below, none of these claims will have a material adverse effect on the financial position, results of operations and cash flows of the Company.

On January 16, 2003, the Company was served with a complaint on behalf of a purported class of shareholders alleging violations of the federal securities laws (Roth v. El Paso Electric Company, et al., No. EP-03-CA-0004). The complaint was filed in the El Paso Division of the United States District Court for the Western District of Texas. The suit seeks undisclosed compensatory damages for the class as well as costs and attorneys’ fees. The lead plaintiff, Carpenters Pension Fund of Illinois, filed a consolidated amended complaint on July 2, 2003, alleging, among other things, that the Company and certain of its current and former directors and officers violated securities laws by failing to disclose that some of the Company’s revenues and income were derived from an allegedly unlawful relationship with Enron. The allegations arise out of the FERC investigation of the power markets in the western United States during 2000 and 2001, which the Company previously settled with the FERC Trial Staff and certain intervening parties. See Part I, Item 1, “Regulation – Federal Regulatory Matters.” On August 15, 2003, the Company and the individual defendants filed a motion to dismiss the complaint for failure to state a claim upon which relief can be granted. On November 26, 2003, the Court denied the motion to dismiss as to the Company and three of the individual defendants and granted the motion to dismiss as to two individual defendants. The lead plaintiff filed its motion for class certification on January 9, 2004, seeking to certify a class consisting of all persons who purchased or otherwise acquired Company securities between February 14, 2000 and October 21, 2002. This matter is presently set for trial on March 28, 2005. While the Company believes the lawsuit is without merit and intends to defend itself vigorously, the Company is unable to predict the outcome.

On February 10, 2003, the Company received a letter written by a Pennsylvania law firm on behalf of the holder of approximately 200 shares of common stock of the Company (the “shareholder”), that demands that the Company commence a lawsuit against each member of the Board of Directors to recover damages allegedly sustained by the Company as a result of alleged breaches of fiduciary duties by the Board. The shareholder contends that, from 1997 to 2002, the Board knowingly caused or allowed the Company to participate in improper transactions with Enron Corporation and certain of its subsidiaries. The allegations appear to duplicate factual questions first raised by the FERC in an investigation of the power markets in the western United States during 2000 and 2001. As noted above, the Company reached a settlement of the FERC investigation with the FERC Trial Staff and certain intervenors. In accordance with Texas law, the independent and disinterested directors of the Company conducted an independent inquiry and concluded that a lawsuit against the Board is not in the best interests of the Company. To date, the shareholder has not filed a shareholder derivative lawsuit against the members of the Board. The Company is unable to predict the outcome of this matter.

On May 21, 2003, the Company was served with a complaint by the Port of Seattle seeking civil damages under the Sherman Act, the Racketeer Influenced and Corrupt Organization Act, and state anti-trust laws, as well as for breach of contract and fraud (Port of Seattle v. Avista Corporation, et al., No. CV03-117OP). The complaint was filed in the United States District Court for the Western District of Washington. The complaint alleges that the Company, indirectly through its dealings with Enron, conspired with the other named defendants to manipulate the California energy market, which had the effect of artificially inflating the price that the Port of Seattle paid for electricity. On December 4, 2003, the case was transferred to the United States District Court for the Southern District of California for inclusion in the California Wholesale Electricity Antitrust Multi-District Litigation cases pending in that district (re-styled Port of Seattle v. Avista Corporation, et al., No. CV 03-2474-RHW, MDL No. 1403). The Company, together with several other defendants, filed a motion to dismiss on July 29, 2003. The motions to dismiss are scheduled for oral argument on March 26, 2004. While the Company believes the lawsuit is without merit and will defend itself vigorously, it is unable to predict the outcome of this case.

The IRS has disputed whether the Company was entitled to deduct certain payments made in 1996 related to Palo Verde and its treatment of a litigation settlement in 1997 related to a terminated merger agreement. The Company has reached a tentative agreement, subject to IRS final approval, to settle these and all other issues relative to its 1996 through 1998 federal income tax returns. The Company expects the IRS will make a final decision regarding the proposed settlement by mid 2004. Should the proposed settlement be rejected by the IRS, the Company cannot predict the eventual outcome of this matter. However, the Company has established, and periodically reviews and re-evaluates, an estimated contingent tax liability on its consolidated balance sheet to provide for the possibility of adverse outcomes in tax proceedings. Although the ultimate outcome cannot be predicted with certainty, and while the contingent tax reserve may not in fact be sufficient, the Company believes that the amount at December 31, 2003 is a reasonable estimate of any additional tax that may be due.

On February 9, 2004, Enron North America Corp. (“ENA”) filed suit against the Company seeking payment of approximately $5.4 million, plus interest and costs, relating to certain natural gas supply contracts (Enron North America Corp. v. El Paso Electric Co., Case No. 01-16034, United States Bankruptcy Court, Southern District of New York). The complaint alleges that ENA entered into two natural gas supply contracts with the Company which automatically terminated as a result of ENA’s bankruptcy. ENA contends that, under the terms of the contracts, the Company owes ENA termination payments because the market price of natural gas at the date of termination was lower than the contract price. While ENA acknowledges that the contracts contain a provision (the “One-Way Payment Provision”) under which the termination payment would be calculated to be zero, ENA seeks a ruling from the court that the One-Way Payment Provision is unenforceable and that the Company should be required to pay termination payments in the amount of approximately $5.4 million, plus interest and costs. The first of these two contracts covers gas to be supplied by ENA during the months of November and December of 2001 (the “2001 Contract”). The Company estimates that the value of the termination payment claimed by ENA under the 2001 Contract is approximately $1.8 million. The second of these two contracts covers gas to be supplied by ENA during the months of January through December of 2002 (the “2002 Contract”). The Company estimates that the value of the termination payment claimed by ENA under the 2002 Contract is approximately $3.6 million. Based upon the Company’s assessment of the probability of an adverse outcome, the Company has expensed a pre-tax amount of $1.5 million as of December 31, 2003 for this matter. The Company intends to defend itself vigorously, but cannot predict the outcome of this matter.

On October 2 and 3, 2003, employees in the Company’s meter reading and collections areas, comprised of 68 employees, voted in favor of representation by the International Brotherhood of Electrical Workers, Local 960 (“Local 960”). This vote was certified by the National Labor Relations Board (“NLRB”) on October 14, 2003. In addition, employees in the Company’s facilities services area, comprised of seven employees, voted in favor of representation by Local 960 on October 16, 2003. This vote was certified by the NLRB on October 24, 2003. The Company has begun collective bargaining negotiations with Local 960 on behalf of these employees.

On November 3, 2003, TNP filed a complaint against the Company with the FERC, asking the FERC to make a determination that TNP has a rollover right to network-type transmission service over the Company’s transmission system. TNP asserts that it has such rights under the rollover provisions of FERC Order No. 888 relating to its power sale agreement with the Company that expired on December 31, 2002. The Company’s position is that the transmission service provided by the Company to TNP under the expired power sale agreement was point-to-point service and not network service and that the Company does not have the capacity to provide the network service that TNP seeks. Due to existing transmission constraints, a FERC ruling granting TNP’s request could adversely impact the Company’s ability to import lower cost power from Palo Verde and Four Corners to serve its base load to the extent of the transmission rights granted to TNP. A hearing on this matter before an administrative law judge is scheduled for June 15, 2004. The Company cannot predict the likely outcome of this matter or the full effect that an adverse ruling would have on the Company.

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

	Sales Price
	High	Low	Close
			(End of period)
2002
First Quarter	$16.05	$13.25	$15.65
Second Quarter	16.20	12.20	13.85
Third Quarter	14.16	10.90	11.88
Fourth Quarter	12.60	9.25	11.00

2003
First Quarter	$11.99	$10.10	$10.80
Second Quarter	12.50	10.76	12.33
Third Quarter	12.55	10.90	11.55
Fourth Quarter	13.63	11.55	13.35

As of March 5, 2004, there were 4,646 holders of record of the Company’s common stock. The Company does not anticipate paying dividends on its common stock in the near-term. The Company intends to continue its deleveraging and stock repurchase programs with the goal of improving its capital structure, bond ratings, and earnings per share.

During 2003, the Company repurchased 2.1 million shares of common stock for $24.2 million to complete its previously approved stock repurchase programs. Since the inception of the stock repurchase programs in 1996, the Company repurchased 15 million shares in total at an aggregate cost of $171.0 million, including commissions. In February 2004, the Board of Directors authorized a new stock repurchase program permitting the repurchase of up to 2 million shares of its outstanding common stock. The Company may make purchases of its stock at open market prices and may engage in private transactions, where appropriate. The repurchased shares will be available for issuance under employee benefit and stock option plans, or may be retired.

Item 6.	Selected Financial Data

As of and for the following periods (in thousands except for share data):

	Years Ended December 31,
	2003	2002	2001	2000	1999
Operating revenues	$664,362	$690,085	$769,705	$701,649	$570,469
Operating income	80,215	110,607	167,602	168,974	157,336
Income before cumulative effect of accounting change	20,616	28,967	63,659	58,392	40,473
Cumulative effect of accounting change, net of income tax expense	39,635	—	—	—	—
Net income applicable to common stock	60,251	28,967	63,659	58,392	28,276
Basic earnings per common share:
Income before cumulative effect of accounting change	0.42	0.58	1.25	1.08	0.48
Cumulative effect of accounting change, net of income tax expense	0.82	—	—	—	—
Net income	1.24	0.58	1.25	1.08	0.48
Weighted average number of common shares outstanding	48,424,212	49,862,417	50,821,140	54,183,915	59,349,468
Diluted earnings per common share:
Income before cumulative effect of accounting change	0.42	0.57	1.23	1.06	0.47
Cumulative effect of accounting change, net of income tax expense	0.81	—	—	—	—
Net income	1.23	0.57	1.23	1.06	0.47
Weighted average number of common shares and dilutive potential common shares outstanding	48,814,761	50,380,468	51,722,351	55,001,625	59,731,649
Cash additions to utility property, plant and equipment	77,080	65,065	70,739	64,612	51,826
Total assets	1,595,854	1,646,989	1,644,439	1,660,105	1,664,436
Long-term debt and financing and capital lease obligations	608,722	614,375	619,365	740,223	811,607
Common stock equity	499,822	456,642	450,193	412,034	421,258

The selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements in this document, other than statements of historical information, are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, as well as other oral and written forward-looking statements made by or on behalf of the Company from time to time, including statements contained in the Company’s filings with the Securities and Exchange Commission and its reports to shareholders, involve known and unknown risks and other factors which may cause the Company’s actual results in future periods to differ materially from those expressed in any forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: (i) increased prices for fuel and purchased power and determinations by regulators that may adversely affect the Company’s ability to recover incurred fuel costs in rates; (ii) fluctuations in wholesale margins due to uncertainty in the wholesale power market; (iii) unanticipated increased costs associated with scheduled and unscheduled outages; (iv) the cost of replacing steam generators for Palo Verde Units 1 and 3 and other costs at Palo Verde; (v) the costs of legal defense and possible judgments which may accrue as the result of litigation arising out of the FERC investigation or any other regulatory proceeding; (vi) deregulation of the electric utility industry; and (vii) other factors discussed below under the headings “Summary of Critical Accounting Policies and Estimates,” “Overview” and “Liquidity and Capital Resources.” The Company’s filings are available from the Securities and Exchange Commission or may be obtained through the Company’s website, www.epelectric.com. Any such forward-looking statement is qualified by reference to these risks and factors. The Company cautions that these risks and factors are not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company except as required by law.

Summary of Critical Accounting Policies and Estimates

Note A to the Consolidated Financial Statements contains a summary of the significant accounting policies utilized by the Company. The preparation of these statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented and actual results could differ in future periods from those estimates. Critical accounting estimates, which are both important to the portrayal of the Company’s financial condition and results of operations and which require complex, subjective judgments, include the following:

•	Collection of fuel expense

•	Value of net utility plant in service

•	Decommissioning costs

•	Future pension and other postretirement obligations

•	Reserves for tax dispute

Collection of Fuel Expense

In general, through regulation, the Company’s fuel and purchased power expenses are passed through to its regulated customers. These costs are subject to reconciliation by the Texas and New Mexico Commissions. Prior to the completion of a reconciliation, the Company records fuel expenses as incurred. In the event that a disallowance occurs during a reconciliation proceeding, the amounts recorded for fuel and purchased power expenses could differ from the amounts allowed to be collected by the Company from its customers and the Company could incur a loss to the extent of the disallowance.

Value of Net Utility Plant in Service

In 1996, when it emerged from bankruptcy, the Company recast its financial statements by applying fresh-start reporting in accordance with Statement of Position 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” In this process, the Company attributed value to its integrated utility system, including its generation assets, after it had established the value of its pro forma capital structure based on management’s estimates of future operating results. The Company valued its generation assets such that the depreciated value of its generation assets would be approximately equal to their estimated fair value at the end of the Freeze Period. This is important because at the beginning of retail competition in Texas, the Company will no longer be permitted to recover in rates any “stranded costs”, that is, the difference between the book value and the market value of its electric generation assets. If at any time the Company determines that estimated, undiscounted future net cash flows from the operations of the generation assets are not sufficient to recover their net book value, then it will be required to write down the value of these assets to their fair values. Any such writedown would be charged to earnings. The Company currently believes that its rates are sufficient to collect before 2005 substantially all costs that would otherwise be “stranded” under relevant laws in Texas and that future net cash flows after 2005 from the generating assets will be sufficient to recover their net book values.

Decommissioning Costs

Pursuant to the ANPP Participant Agreement and federal law, the Company must fund its share of the estimated costs to decommission Palo Verde Units 1, 2, and 3 and associated common areas. The Company and other Palo Verde Participants rely upon decommissioning cost studies and make interest rate, rate of return and inflation projections to determine funding requirements and estimate liabilities related to decommissioning. Every third year, outside engineers perform a study to estimate decommissioning costs associated with Palo Verde Units 1, 2 and 3 and associated common areas. The Company determines how it will fund its share of those estimated costs by making assumptions about future investment returns and future cost escalations. The funds are invested in professionally managed investment trust accounts. The Company is required to establish a minimum accumulation and a minimum funding level in its decommissioning trust accounts at the end of each annual reporting period in accordance with the ANPP Participation Agreement. If actual decommissioning costs exceed estimates, the Company would incur additional expenses related to decommissioning. Further, if the rates of return earned by the trusts fail to meet expectations, the Company will be required to increase its funding to the decommissioning trust accounts. Although the Company cannot predict the results of future studies, the Company believes that the liability it has recorded for its decommissioning costs will be adequate to provide for the Company’s share of the costs, assuming that Palo Verde Units 1, 2 and 3 operate over their remaining lives (which includes an assessment of the probability of a license extension) and that the DOE assumes responsibility for permanent disposal of spent fuel at plant shut down. The Company believes that its current annual funding levels of the decommissioning trust will adequately provide for the cash requirements associated with decommissioning. Historically, regulated utilities such as the Company have been permitted to collect in rates the costs of nuclear decommissioning. Under deregulation legislation in Texas, the Company expects to continue to be able to collect from customers the costs of decommissioning.

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

Reserves for Tax Dispute

The IRS has disputed whether the Company was entitled to deduct certain payments made in 1996 related to Palo Verde and its treatment of a litigation settlement in 1997 related to a terminated merger agreement. The Company has reached a tentative agreement, subject to IRS final approval, to settle these and all other issues relative to its 1996 through 1998 federal income tax returns. The Company expects the IRS will make a final decision regarding the proposed settlement by mid 2004. Should the proposed settlement be rejected by the IRS, the Company cannot predict the eventual outcome of this matter. However, the Company has established, and periodically reviews and re-evaluates, an estimated contingent tax liability on its consolidated balance sheet to provide for the possibility of adverse outcomes in tax proceedings. Although the ultimate outcome cannot be predicted with certainty, and while the contingent tax reserve may not in fact be sufficient, the Company believes that the amount at December 31, 2003 is a reasonable estimate of any additional tax that may be due.

Overview

El Paso Electric Company is an investor owned electric utility that serves retail customers in west Texas and southern New Mexico and wholesale customers in Texas and periodically in the Republic of Mexico. The Company owns or has substantial ownership interests in six electrical generating facilities providing it with a total capacity of approximately 1,500 MW. The Company’s energy sources consist of nuclear fuel, natural gas, coal, wind powered resources and purchased power. The Company owns or has significant ownership interests in four major 345 kV transmission lines and three 500 kV transmission lines utilized to transfer power from Palo Verde and Four Corners, and owns the transmission and distribution network within its retail service territory. The Company is subject to regulation by the Texas and New Mexico Commissions and, with respect to wholesale power sales, transmission of electric power and the issuance of securities, by the FERC.

The Company faces a number of risks and challenges that could negatively impact its operations and financial results. The most significant of these risks and challenges are the deregulation of the electric utility industry, the possibility of increased costs especially from Palo Verde and the Company’s debt service obligations.

The electric utility industry in general and the Company in particular are facing significant challenges and increased competition as a result of changes in federal provisions relating to third-party transmission services and independent power production, as well as changes in state laws and regulatory provisions relating to wholesale and retail service. In 1999, both Texas and New Mexico passed industry deregulation legislation requiring the Company to separate its transmission and distribution functions, which would remain regulated, from its power generation and energy services businesses, which would operate in a competitive market in the future. New Mexico repealed the New Mexico Restructuring Act in April 2003, and the Company’s operations in New Mexico will remain fully regulated. In Texas, the Company’s service territory has not yet been deregulated, but the Company is preparing for retail competition. If the Company does not enter retail competition for generating services at the end of the Freeze Period, the Company’s generating services will continue to be regulated by the Texas Commission. There is substantial uncertainty about both the regulatory framework and market conditions that will exist if and when retail competition is implemented in the Company’s service territory and the Company may incur substantial preparatory, restructuring and other costs that may not ultimately be recoverable. There can be no assurance that deregulation will not adversely affect the future operations, cash flows and financial condition of the Company.

The changing regulatory environment and the potential for unregulated power production have created a substantial risk that the Company will lose important customers. The Company’s wholesale and large retail customers already have, in varying degrees, alternate sources of economical power, including co-generation of electric power. In fact, the Company has lost certain large retail customers to self-generation and/or co-generation and has seen reductions in wholesale sales due to new sources of generation. If the Company loses a significant portion of its retail customer base, the Company may not be able to replace such revenues through either the addition of new customers, an increase in rates to remaining customers, or sales in the economy market.

Another risk to the Company is potential increased costs, including the risk of additional or unanticipated costs at Palo Verde resulting from (i) increases in operation and maintenance expenses; (ii) the replacement of steam generators in Palo Verde Units 1 and 3; (iii) an extended outage of any of the Palo Verde units; (iv) increases in estimates of decommissioning costs; (v) the storage of radioactive waste, including spent nuclear fuel; (vi) insolvency of other Palo Verde Participants; and (vii) compliance with the various requirements and regulations governing commercial nuclear generating stations. At the same time, the Company’s retail base rates in Texas are effectively capped through a rate freeze ending in August 2005. As a result, the Company cannot raise its base rates in Texas in the event of increases in non-fuel costs or loss of revenue. Additionally, upon initiation of competition, there may be competitive pressure on the Company’s power generation rates which could reduce its profitability. The Company cannot assure that its revenues will be sufficient to recover any increased costs, including any increased costs in connection with Palo Verde or other operations, whether as a result of inflation, changes in tax laws or regulatory requirements, or other causes.

Liquidity and Capital Resources

The Company’s principal liquidity requirements in the near-term are expected to consist of interest payments on the Company’s indebtedness, operating and capital expenditures related to the Company’s generating facilities and transmission and distribution systems, income and other taxes, and reorganization costs related to deregulation in Texas, if and when deregulation occurs. The Company expects that cash flows from operations will be sufficient for such purposes.

The Company’s contractual obligations as of December 31, 2003 are as follows (in thousands):

	Payments due by period
	Total	2004	2005 and 2006		2007 and 2008	2009 and Later
Long-Term Debt:
First mortgage bonds	$395,366	$—	$186,182	(1)	$—	$209,184	(2)
Pollution control bonds	193,135	—	193,135	(3)	—	—
Promissory note	151	116	35		—	—
Financing Obligations:
Nuclear fuel	42,176	21,990	20,186		—	—
Purchase Obligations:
Capacity power contract	16,818	8,409	8,409		—	—
Fuel contracts:
Coal	88,350	7,068	14,136		14,136	53,010
Gas (4)	80,040	20,010	40,020		20,010	—
Nuclear fuel (5)	16,652	12,427	4,225		—	—
Operating lease (6)	3,400	1,000	2,000		400	—

Total	$836,088	$71,020	$468,328		$34,546	$262,194

(1)	In early 2004, the Company repurchased $4.0 million of its first mortgage bonds which were scheduled to mature in 2006.

(2)	In early 2004, the Company repurchased $2.0 million of its first mortgage bonds which become callable in 2006.

(3)	The pollution control bonds are scheduled for remarketing in 2005.

(4)	This amount is based on the minimum volumes per the contract at the current market price at the end of the year.

(5)	Some of the nuclear fuel contracts are based on a fixed price adjusted for an index. The index used is the current index at the end of the year.

(6)	The Company has one significant operating lease for administrative offices which expires in May 2007.

Pollution control bonds of $193.1 million are subject to remarketing in 2005, and first mortgage bonds of $182.2 million are scheduled to mature in 2006. The Company expects that these obligations and the $100 million revolving credit facility, which matures in January 2005 (against which approximately $42.2 million had been drawn for nuclear fuel purchases as of December 31, 2003) will be refinanced through the capital and credit markets. Additionally, the Company has $207.2 million of first mortgage bonds which become callable in 2006. The Company’s ability to access capital and credit markets may be adversely affected by uncertainties related to operating in a competitive energy market, tight credit markets and debt rating agency actions.

Long-term capital requirements of the Company will consist primarily of construction of electric utility plant and the payment of interest on and retirement and refinancing of debt. Utility construction expenditures will consist primarily of expanding and updating the transmission and distribution systems, possible addition of new generation, and the cost of capital improvements and replacements at Palo Verde and other generating facilities, including the replacement steam generators in Palo Verde Units 1 and 3. See Part I, Item 1, “Business – Construction Program.”

During 2003, 2002 and 2001, the Company generated $0.7 million and utilized $96.6 million and $128.0 million, respectively, of regular federal tax loss carryforwards. The Company anticipates that existing regular federal tax loss carryforwards will be fully utilized by mid-2004, should the IRS settlement for the tax years 1996 through 1998 be approved by the IRS, and that the Company’s cash flow requirements for income taxes in 2004 will increase compared to the requirement for 2003.

The Company anticipates its cash flow requirements associated with its retirement plans and other postretirement benefit plans and its cash flow requirements related to contributions to the decommissioning trust funds will decrease as compared to the related cash flow requirements in 2003. The Company contributed an additional $4.7 million to the decommissioning trust funds in January 2003 and an additional $3.2 million to one of its retirement plans in September 2003 in order to meet its funding requirements as of December 31, 2002. The Company is continually evaluating its funding requirements related to its retirement plans, other postretirement benefit plans, and decommissioning trust funds.

As of December 31, 2003, the Company had approximately $34.4 million in cash and cash equivalents, a decrease of $40.7 million from the balance of $75.1 million on December 31, 2002. This decrease was primarily the result of the retirement in February 2003 of the Company’s Series C First Mortgage Bonds. Any amounts not borrowed under the Company’s $100 million revolving credit facility for nuclear fuel purchases may be used by the Company for working capital needs. As of December 31, 2003, approximately $42.2 million had been drawn for nuclear fuel purchases. No amounts are currently outstanding on this facility for working capital needs.

The Company has significant debt service obligations. Since inception of its deleveraging program in 1996, the Company has repurchased or retired with internally generated cash $556.5 million of first mortgage bonds, including the repayment of approximately $36.1 million of Series C First Mortgage Bonds at their maturity and the repurchase of approximately $3.3 million of first mortgage bonds during the first quarter of 2003. First Mortgage Bonds totaling $6.0 million were repurchased in early 2004. Common stock equity as a percentage of capitalization, including current portion of long-term debt and financing obligations, was 44% as of December 31, 2003.

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

During 2003, the Company repurchased 2.1 million shares of common stock for $24.2 million to complete its previously approved stock repurchase programs. Since the inception of the stock repurchase programs in 1996, the Company repurchased 15 million shares in total at an aggregate cost of $171.0 million, including commissions. In February 2004, the Board of Directors authorized a new stock repurchase program permitting the repurchase of up to 2 million shares of its outstanding common stock. The Company may make purchases of its stock at open market prices and may engage in private transactions, where appropriate. The repurchased shares will be available for issuance under employee benefit and stock option plans, or may be retired.

Historical Results of Operations

	Years ended December 31,
	2003	2002		2001
	Actual	Actual	Pro forma	Actual	Pro forma
Income before cumulative effect of accounting change (in thousands)	$20,616	$28,967	$33,590	$63,659	$68,102
Diluted earnings per share before cumulative effect of accounting change	0.42	0.57	0.67	1.23	1.32

Beginning on January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which substantially changed the reporting of the Company’s decommissioning obligation at Palo Verde and Four Corners. During 2003, the Company recognized the effect of this accounting change, which increased net income by $39.6 million, net of tax. The above table compares historical results to pro forma results which assume SFAS No. 143 had been applied in both 2002 and 2001. Income before the cumulative effect of accounting change decreased $13.0 million, or $0.25 diluted earnings per share in 2003 compared to the pro forma results for 2002. This after-tax decrease resulted primarily from (i) decreased wholesale sales revenue of $15.6 million primarily related to the expiration of two long-term contracts; (ii) the impairment loss on the CIS project of $10.7 million; (iii) increased pension and benefits expenses of $3.1 million; (iv) Texas fuel disallowance of $2.8 million; (v) increased insurance expenses of $2.8 million; (vi) increased outside services of $2.2 million; and (vii) increased expense at Palo Verde of $1.3 million. These decreases were partially offset by (i) the 2002 accrual for the FERC settlements of $9.5 million with no comparable amount in 2003; (ii) increased sales and margins on economy sales of $6.3 million; (iii) increased retail sales of $5.6 million; (iv) decreased interest on long-term debt of $2.3 million; (v) decreased loss on extinguishment of debt of $2.1 million; and (vi) decreased MiraSol operating loss of $1.9 million.

Pro forma income before cumulative effect of accounting change decreased $34.5 million or $0.65 diluted earnings per share in 2002 compared to the pro forma results for 2001. This after-tax decrease was primarily due to (i) decreased economy sales margins of $20.3 million related to significantly reduced wholesale prices in the western United States; (ii) the FERC settlements of $9.5 million; (iii) increased demand charges of $4.5 million; (iv) decreased wholesale sales of $3.7 million; (v) increased expense at Palo Verde of $2.8 million; (vi) increased regulatory expense of $2.4 million; (vii) decreased investment performance of $2.1 million; and (viii) a reduction in the estimate of a contingent tax liability in 2001 of $2.5 million with no comparable amount in 2002. These decreases were partially offset by (i) the recovery of energy expenses in New Mexico of $6.3 million; (ii) increased retail sales of $5.4 million; and (iii) decreased interest expense on long-term debt of $4.7 million.

Operating revenues net of energy expenses decreased $16.4 million in 2003 compared to 2002 primarily due to (i) decreased wholesale sales of $25.5 million; (ii) Texas fuel disallowance of $4.5 million; and (iii) a $4.0 million decrease in revenue from the energy service operations partially offset by increased sales and margins on economy sales of $10.3 million and increased retail sales of $9.2 million.

Operating revenues net of energy expenses decreased $38.8 million in 2002 compared to 2001 primarily due to (i) decreased economy sales margins of $33.2 million related to the significantly reduced wholesale prices in the western United States; (ii) decreased revenue from the energy services operations of $10.6 million; (iii) increased demand charges of $7.3 million; and (iv) decreased wholesale sales of $6.0 million. This decrease was partially offset by the recovery of energy expenses in New Mexico in 2002 of $10.3 million, with no comparable recovery in 2001 and increased retail sales of $8.8 million.

Comparisons of kWh sales and operating revenues are shown below (in thousands):

	2003	2002	Increase (Decrease)
Years Ended December 31:			Amount	Percent
kWh sales:
Retail:
Residential	1,932,171	1,870,931	61,240	3.3%
Commercial and industrial, small	2,096,860	2,076,758	20,102	1.0
Commercial and industrial, large	1,197,065	1,161,815	35,250	3.0
Sales to public authorities	1,224,349	1,212,180	12,169	1.0

Total retail sales	6,450,445	6,321,684	128,761	2.0

Wholesale:
Sales for resale	67,754	986,134	(918,380)	(93.1	)(1)
Economy sales	1,920,882	1,483,465	437,417	29.5	(2)

Total wholesale sales	1,988,636	2,469,599	(480,963)	(19.5)

Total kWh sales	8,439,081	8,791,283	(352,202)	(4.0)

Operating revenues:
Base revenues:
Retail:
Residential	$171,459	$166,320	$5,139	3.1%
Commercial and industrial, small	165,434	163,553	1,881	1.2
Commercial and industrial, large	43,294	43,419	(125)	(0.3)
Sales to public authorities	73,136	70,802	2,334	3.3

Total retail base revenues	453,323	444,094	9,229	2.1
Wholesale:
Sales for resale	3,223	32,228	(29,005)	(90.0	)(1)

Total base revenues	456,546	476,322	(19,776)	(4.2)
Fuel revenues	122,761	158,650	(35,889)	(22.6	)(3)
Economy sales	76,536	43,654	32,882	75.3	(2)
Other	8,519	11,459	(2,940)	(25.7	)(4)(5)

Total operating revenues	$664,362	$690,085	$(25,723)	(3.7)

(1)	Primarily due to the expiration of wholesale power contracts with IID on April 30, 2002 and TNP on December 31, 2002, and reduced sales to the CFE.

(2)	Primarily due to increased available power as a result of the expiration of the wholesale contracts mentioned above and higher prices in the economy market.

(3)	Primarily due to the expiration of wholesale power contracts with IID and TNP, decreased energy expenses passed through to Texas and New Mexico customers, and reduced sales to the CFE.

(4)	Primarily due to decreased energy services revenues.

(5)	Represents revenues with no related kWh sales.

	2002	2001	Increase (Decrease)
Years Ended December 31:			Amount	Percent
kWh sales:
Retail:
Residential	1,870,931	1,789,199	81,732	4.6%
Commercial and industrial, small	2,076,758	2,069,517	7,241	0.3
Commercial and industrial, large	1,161,815	1,174,235	(12,420)	(1.1)
Sales to public authorities	1,212,180	1,185,521	26,659	2.2

Total retail sales	6,321,684	6,218,472	103,212	1.7

Wholesale:
Sales for resale	986,134	1,460,383	(474,249)	(32.5	)(1)
Economy sales	1,483,465	929,914	553,551	59.5	(2)

Total wholesale sales	2,469,599	2,390,297	79,302	3.3

Total kWh sales	8,791,283	8,608,769	182,514	2.1

Operating revenues:
Base revenues:
Retail:
Residential	$166,320	$159,263	$7,057	4.4%
Commercial and industrial, small	163,553	161,997	1,556	1.0
Commercial and industrial, large	43,419	43,644	(225)	(0.5)
Sales to public authorities	70,802	70,372	430	0.6

Total retail base revenues	444,094	435,276	8,818	2.0
Wholesale:
Sales for resale	32,228	52,879	(20,651)	(39.1	)(1)

Total base revenues	476,322	488,155	(11,833)	(2.4)
Fuel revenues	158,650	164,335	(5,685)	(3.5)
Economy sales	43,654	92,452	(48,798)	(52.8	)(3)
Other	11,459	24,763	(13,304)	(53.7	)(4)(5)

Total operating revenues	$690,085	$769,705	$(79,620)	(10.3)

(1)	Primarily due to the expiration of a wholesale power contract with IID on April 30, 2002 and decreased sales to CFE, partially offset by increased kWh sales to TNP.

(2)	Primarily due to increased available power as a result of decreased sales to IID and increased sales at Palo Verde due to transmission constraints.

(3)	Primarily due to a weaker power market in 2002 compared to the previous year.

(4)	Primarily due to decreased energy services revenues.

(5)	Represents revenues with no related kWh sales.

Other operations expense increased $14.6 million in 2003 compared to 2002 primarily due to (i) increased pension and benefits expense of $5.0 million resulting from declines in the financial markets; (ii) accretion expense of $4.8 million related to the implementation of SFAS No. 143; (iii) increased insurance related expenses of $4.5 million; (iv) increased legal and consulting fees of $3.7 million; and (v) increased Palo Verde expense of $3.4 million. These increases were partially offset by decreased energy services operations expense of $7.2 million primarily due to a warranty reserve recorded by the Company in 2002 and the cessation of additional marketing activities by MiraSol in

2002. Other operations expense slightly increased in 2002 compared to 2001 primarily due to increased professional fees related to regulatory matters of $3.9 million and increased Palo Verde expense of $2.9 million, partially offset by decreased energy services operations expenses of $7.7 million due to the cessation of additional marketing activities in 2002.

In July 2002, the Company suspended work on its CIS project to perform an assessment of the project and of alternatives to completion of the project. This assessment included analyzing the impact of potential delays in the implementation of deregulation and resulting changes in billing requirements, and the software’s ability to perform to specification. Based on this assessment and on events related to the project which occurred in 2003, the Company abandoned the CIS project and recognized an asset impairment loss of $17.6 million. The Company is now analyzing various options to meet its current and projected CIS needs.

The FERC settlements relate to the settlements with the FERC Trial Staff and principal California parties pursuant to which the Company agreed to refund $15.5 million of revenues it earned on wholesale power transactions in 2000 and 2001. These settlements were recorded in December 2002.

Maintenance expense increased slightly in 2003 compared to 2002 primarily due to maintenance outages in 2003 at local generating stations of $1.7 million offset by reduced maintenance at Palo Verde of $1.2 million due to timing of scheduled refueling and maintenance outages. Maintenance expense increased $2.0 million in 2002 compared to 2001 primarily due to the timing of refueling and maintenance outages at Palo Verde of $1.8 million.

Depreciation and amortization expense decreased $2.4 million in 2003 compared to 2002 primarily due to decreased depreciation expense of $3.7 million resulting from the implementation of SFAS No. 143. Depreciation and amortization expense remained relatively unchanged in 2002 compared to 2001.

Taxes other than income taxes decreased by $0.5 million in 2003 compared to 2002 due to a decrease in property tax. Taxes other than income taxes remained relatively unchanged in 2002 compared to 2001.

Other income (deductions) increased $6.9 million in 2003 compared to 2002 primarily due to losses on extinguishments of debt of $3.4 million recorded in 2002 with no comparable activity in 2003 and increased investment and interest income of $2.8 million primarily related to the decommissioning trust fund. Other income (deductions) decreased $3.8 million in 2002 compared to 2001 primarily due to a decrease of (i) $1.4 million in interest income on the undercollection of Texas fuel revenues; (ii) $1.1 million on investment income related to the decommissioning trust funds; and (iii) a $0.5 million insurance reimbursement recognized in 2001 with no comparable activity in 2002.

Interest charges decreased $11.8 million in 2003 compared to 2002 primarily due to (i) an $8.3 million decrease resulting from the implementation of SFAS No. 143 and (ii) a $3.5 million decrease resulting from a reduction of outstanding debt as a result of open market purchases and retirements of the Company’s first mortgage bonds. Interest charges decreased $7.8 million in 2002 compared to 2001 primarily due to (i) a $6.7 million decrease resulting from a reduction of outstanding debt as a result of open market purchases of the Company’s first mortgage bonds; (ii) increased capitalized interest related to construction work in progress; and (iii) decreased interest rates.

Income tax expense, excluding the tax effect of a cumulative effect of accounting change, decreased $3.3 million in 2003 compared to 2002, and $18.3 million in 2002 compared to 2001 primarily due to changes in pretax income and certain permanent differences and adjustments.

The cumulative effect of accounting change relates to the adoption of SFAS No. 143 on January 1, 2003. SFAS No. 143 provides guidance on the recognition and measurement of liabilities associated with the retirement of tangible long-lived assets. SFAS No. 143 affected the accounting for the decommissioning of the Company’s Palo Verde and Four Corners Stations and changed the method used to report the decommissioning obligation.

In December 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46R”) (revised December 2003), “Consolidation of Variable Interest Entities,” which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was issued in January 2003. The Company currently does not have a controlling financial interest in any entities through means other than voting rights and FIN 46R will not have an impact on the Company’s consolidated financial statements.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” was issued in May 2003. This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The statement also includes required disclosures for financial instruments within its scope. For the Company, the statement was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the statement will be effective for the Company on January 1, 2005. The Company currently does not have any financial instruments that are within the scope of this statement.

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

Interest Rate Risk

The Company’s long-term debt obligations are all fixed-rate obligations with varying maturities, except for its revolving credit facility, which provides for nuclear fuel financing and working capital, and is based on floating rates. Interest rate risk, if any, related to the revolving credit facility is substantially mitigated through the operation of the Texas and New Mexico Commission rules which establish energy cost recovery clauses (“fuel clauses”). See Part I, Item 1, “Regulation – New Mexico Regulatory Matters – New Mexico Stipulation.” Under these rules and fuel clauses, energy costs, including interest expense on nuclear fuel financing, are passed through to customers. Currently, the Company anticipates remarketing its pollution control bonds in 2005 and issuing additional long-term debt in 2006 to retire the then outstanding 8.9% Series D First Mortgage Bonds.

The Company’s decommissioning trust funds consist of equity securities and fixed income instruments and are carried at market value. The Company faces interest rate risk on the fixed income instruments, which consist primarily of municipal, federal and corporate bonds and which were valued at $32.8 million and $26.2 million as of December 31, 2003 and 2002, respectively. A hypothetical 10% increase in interest rates would reduce the fair values of these funds by $0.5 million and $0.4 million based on their fair values at December 31, 2003 and 2002, respectively.

Equity Price Risk

The Company’s decommissioning trust funds include marketable equity securities of approximately $47.7 million and $33.7 million at December 31, 2003 and 2002, respectively. A hypothetical 20% decrease in equity prices would reduce the fair values of these funds by $9.5 million and $6.7 million based on their fair values at December 31, 2003 and 2002, respectively.

Commodity Price Risk

The Company utilizes contracts of various durations for the purchase of natural gas, uranium concentrates and coal to effectively manage its available fuel portfolio. These agreements contain variable pricing provisions and are settled by physical delivery. The fuel contracts with variable pricing provisions, as well as substantially all of the Company’s purchased power requirements, are exposed to fluctuations in prices due to unpredictable factors, including weather and various other worldwide events, which impact supply and demand. However, the Company’s exposure to fuel and purchased power price risk is substantially mitigated through the operation of the Texas and New Mexico Commission rules and the Company’s fuel clauses, as discussed previously.

In the normal course of business, the Company utilizes contracts of various durations for the forward sales and purchases of electricity to effectively manage its available generating capacity and supply needs. Such contracts include forward contracts for the sale of generating capacity and energy during periods when the Company’s available power resources are expected to exceed the requirements of its native load and sales for resale. They also include forward contracts for the purchase of wholesale capacity and energy during periods when the market price of electricity is below the Company’s expected incremental power production costs or to supplement the Company’s generating capacity when demand is anticipated to exceed such capacity. As of March 5, 2004, the Company had entered into forward sales and purchase contracts for energy as discussed in Part I, Item 1, “Business – Energy Sources –

Purchased Power” and “Regulation – Power Sales Contracts.” These agreements are generally fixed-priced contracts which qualify for the “normal purchases and normal sales” exception provided in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” including any effective implementation guidance discussed by the FASB Derivatives Implementation Group and are not recorded at their fair value in the Company’s financial statements. Because of the operation of the Texas and New Mexico Commission rules and the Company’s fuel clauses, these contracts do not expose the Company to significant commodity price risk.

Item 8.	Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

The Shareholders and Board of Directors

El Paso Electric Company:

We have audited the accompanying consolidated balance sheets of El Paso Electric Company and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive operations, changes in common stock equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of El Paso Electric Company and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note D to the consolidated financial statements, the Company changed its method of accounting for asset retirement obligations in 2003.

KPMG LLP

El Paso, Texas

March 10, 2004

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
(In thousands)	2003	2002
Utility plant:
Electric plant in service	$1,784,134	$1,753,022
Less accumulated depreciation and amortization	591,613	565,209

Net plant in service	1,192,521	1,187,813
Construction work in progress	69,175	117,595
Nuclear fuel; includes fuel in process of $6,878 and $9,639, respectively	70,198	74,070
Less accumulated amortization	33,888	34,474

Net nuclear fuel	36,310	39,596

Net utility plant	1,298,006	1,345,004

Current assets:
Cash and temporary investments	34,426	75,142
Accounts receivable, principally trade, net of allowance for doubtful accounts of $3,470 and $3,234, respectively	66,589	66,818
Accumulated deferred income taxes	36,248	28,149
Inventories, at cost	25,321	24,713
Undercollection of fuel revenues	12,399	6,401
Prepayments and other	27,190	11,961

Total current assets	202,173	213,184

Deferred charges and other assets:
Decommissioning trust funds	80,475	59,923
Undercollection of fuel revenues – noncurrent	—	12,404
Other	15,200	16,474

Total deferred charges and other assets	95,675	88,801

Total assets	$1,595,854	$1,646,989

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Continued)

CAPITALIZATION AND LIABILITIES

	December 31,
(In thousands except for share data)	2003	2002
Capitalization:
Common stock, stated value $1 per share, 100,000,000 shares authorized, 62,487,263 and 62,389,415 shares issued, and 146,489 and 203,046 restricted shares, respectively	$62,633	$62,592
Capital in excess of stated value	264,235	262,480
Unearned compensation – restricted stock awards	(878)	(1,442)
Retained earnings	354,993	294,742
Accumulated other comprehensive loss, net of tax	(9,613)	(14,421)

	671,370	603,951
Treasury stock, 15,070,266 and 12,982,995, shares respectively; at cost	(171,548)	(147,309)

Common stock equity	499,822	456,642
Long-term debt, net of current portion	588,536	588,650
Financing obligations, net of current portion	20,186	25,725

Total capitalization	1,108,544	1,071,017

Current liabilities:
Current maturities of long-term debt and financing obligations	22,106	60,961
Accounts payable, principally trade	19,197	24,899
FERC settlements payable	—	15,500
Taxes accrued other than federal income taxes	15,167	17,827
Interest accrued	14,706	15,965
Overcollection of fuel revenues	10,070	—
Other	20,781	20,556

Total current liabilities	102,027	155,708

Deferred credits and other liabilities:
Asset retirement obligation (see Note D)	55,149	145,871
Accumulated deferred income taxes	139,605	97,084
Accrued postretirement benefit liability	94,510	88,569
Accrued pension liability	53,000	51,086
Other	43,019	37,654

Total deferred credits and other liabilities	385,283	420,264

Commitments and contingencies
Total capitalization and liabilities	$1,595,854	$1,646,989

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except for share data)

	Years Ended December 31,
	2003	2002	2001
Operating revenues	$664,362	$690,085	$769,705

Energy expenses:
Fuel	165,367	132,413	185,449
Purchased and interchanged power	55,592	97,825	85,587

	220,959	230,238	271,036

Operating revenues net of energy expenses	443,403	459,847	498,669

Other operating expenses:
Other operations	167,497	152,917	152,376
Impairment loss on CIS project	17,576	—	—
FERC settlements	—	15,500	—
Maintenance	48,246	48,022	46,009
Depreciation and amortization	87,141	89,582	89,462
Taxes other than income taxes	42,728	43,219	43,220

	363,188	349,240	331,067

Operating income	80,215	110,607	167,602

Other income (deductions):
Investment and interest income (loss), net	1,840	(990)	2,453
Loss on extinguishments of debt	(1)	(3,410)	(3,634)
Other, net	(1,496)	(2,195)	(1,576)

	343	(6,595)	(2,757)

Income before interest charges	80,558	104,012	164,845

Interest charges (credits):
Interest on long-term debt and financing obligations	51,400	55,160	62,902
Other interest	695	8,835	7,998
Interest capitalized	(5,572)	(5,641)	(4,723)

	46,523	58,354	66,177

Income before income taxes and cumulative effect of accounting change	34,035	45,658	98,668
Income tax expense	13,419	16,691	35,009

Income before cumulative effect of accounting change	20,616	28,967	63,659
Cumulative effect of accounting change, net of tax	39,635	—	—

Net income	$60,251	$28,967	$63,659

Basic earnings per share:
Income before cumulative effect of accounting change	$0.42	$0.58	$1.25
Cumulative effect of accounting change, net of tax	0.82	—	—

Net income	$1.24	$0.58	$1.25

Diluted earnings per share:
Income before cumulative effect of accounting change	$0.42	$0.57	$1.23
Cumulative effect of accounting change, net of tax	0.81	—	—

Net income	$1.23	$0.57	$1.23

Weighted average number of shares outstanding	48,424,212	49,862,417	50,821,140

Weighted average number of shares and dilutive potential shares outstanding	48,814,761	50,380,468	51,722,351

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(In thousands)

	Years Ended December 31,
	2003	2002	2001
Net income	$60,251	$28,967	$63,659
Other comprehensive income (loss):
Minimum pension liability adjustment	(4,234)	(21,148)	(824)
Net unrealized gains (losses) on marketable securities:
Net holding gains (losses) arising during period	8,764	(7,657)	(5,611)
Reclassification adjustments for net losses included in net income	722	4,245	3,089

Total other comprehensive income (loss) before income taxes	5,252	(24,560)	(3,346)

Income tax benefit (expense) related to items of other
comprehensive income (loss):
Minimum pension liability adjustment	1,673	8,193	313
Net unrealized gains (losses) on marketable securities	(2,117)	1,194	883

Total income tax benefit (expense)	(444)	9,387	1,196

Other comprehensive income (loss), net of tax	4,808	(15,173)	(2,150)

Comprehensive income	$65,059	$13,794	$61,509

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY

(In thousands except for share data)

	Common Stock		Capital in Excess of Stated Value	Unearned Compensation – Restricted Stock Awards	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total Common Stock Equity
	Shares	Amount
Balances at December 31, 2000	60,705,173	$60,705	$244,528	$(1,309)	$202,116	$2,902	$(96,908)	$412,034
Grants of restricted common stock	187,270	187	2,410	(2,597)				—
Stock options exercised or remeasured	1,396,045	1,396	7,309					8,705
Amortization of unearned compensation				1,835				1,835
Stock awards withheld for taxes	(34,995)	(35)	(416)					(451)
Forfeitures of restricted common stock	(3,196)	(3)	(27)	30				—
Deferred taxes on stock incentive plan			41					41
Adjustment to state income tax valuation allowance			4,046					4,046
Net income					63,659			63,659
Other comprehensive loss						(2,150)		(2,150)
Treasury stock acquired, 2,760,851 shares; at cost							(37,526)	(37,526)

Balances at December 31, 2001	62,250,297	62,250	257,891	(2,041)	265,775	752	(134,434)	450,193
Grants of restricted common stock	109,240	109	1,477	(1,586)				—
Stock options exercised or remeasured	280,000	280	1,966					2,246
Amortization of unearned compensation				1,865				1,865
Stock awards withheld for taxes	(23,727)	(24)	(312)					(336)
Forfeitures of restricted common stock	(23,349)	(23)	(297)	320				—
Deferred taxes on stock incentive plan			(553)					(553)
Adjustment to federal valuation allowance			2,308					2,308
Net income					28,967			28,967
Other comprehensive loss						(15,173)		(15,173)
Treasury stock acquired, 991,358 shares; at cost							(12,875)	(12,875)

Balances at December 31, 2002	62,592,461	62,592	262,480	(1,442)	294,742	(14,421)	(147,309)	456,642
Grants of restricted common stock	63,090	63	661	(724)				—
Amortization of unearned compensation				1,288				1,288
Stock awards withheld for taxes	(21,799)	(22)	(209)					(231)
Deferred taxes on stock incentive plan			1,008					1,008
Adjustment to federal valuation allowance			295					295
Net income					60,251			60,251
Other comprehensive income						4,808		4,808
Treasury stock acquired, 2,087,271 shares; at cost							(24,239)	(24,239)

Balances at December 31, 2003	62,633,752	$62,633	$264,235	$(878)	$354,993	$(9,613)	$(171,548)	$499,822

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2003	2002	2001
Cash Flows From Operating Activities:
Net income	$60,251	$28,967	$63,659
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of electric plant in service	87,141	89,582	89,462
Impairment loss on CIS project	17,576	—	—
Amortization of nuclear fuel	16,374	17,968	16,272
Cumulative effect of accounting change, net of tax	(39,635)	—	—
Deferred income taxes, net	10,249	2,515	31,655
Loss on extinguishments of debt	1	3,410	3,634
Other amortization and accretion	7,744	11,703	11,279
Other operating activities	1,432	2,918	2,261
Change in:
FERC settlements payable	(15,500)	15,500	—
Accounts receivable	(1,258)	8,207	11,622
Inventories	(366)	(357)	489
Net under/overcollection of fuel revenues	16,476	4,727	2,044
Prepayments and other	(17,687)	(2,220)	10,871
Accounts payable	(5,702)	273	(15,173)
Taxes accrued other than federal income taxes	(2,660)	1,674	(901)
Interest accrued	(1,259)	(895)	332
Other current liabilities	225	4,054	1,534
Deferred charges and credits	1,612	2,281	6,312

Net cash provided by operating activities	135,014	190,307	235,352

Cash Flows From Investing Activities:
Cash additions to utility property, plant and equipment	(77,080)	(65,065)	(70,739)
Cash additions to nuclear fuel	(13,848)	(16,036)	(17,031)
Interest capitalized:
Utility property, plant and equipment	(5,322)	(5,290)	(4,246)
Nuclear fuel	(250)	(351)	(477)
Decommissioning trust funds:
Purchases	(21,079)	(19,308)	(21,791)
Sales and maturities	9,384	14,190	16,772
Other investing activities	1,467	(469)	101

Net cash used for investing activities	(106,728)	(92,329)	(97,411)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	—	2,006	8,275
Purchases of treasury stock	(24,239)	(12,875)	(37,526)
Repurchases of and payments on first mortgage bonds	(39,360)	(36,344)	(91,555)
Pollution control bonds:
Proceeds	—	70,400	—
Payments	—	(70,400)	—
Nuclear fuel financing obligations:
Proceeds	15,169	18,235	19,468
Payments	(20,207)	(19,310)	(19,336)
Other financing activities	(365)	(2,542)	(617)

Net cash used for financing activities	(69,002)	(50,830)	(121,291)

Net increase (decrease) in cash and temporary investments	(40,716)	47,148	16,650
Cash and temporary investments at beginning of period	75,142	27,994	11,344

Cash and temporary investments at end of period	$34,426	$75,142	$27,994

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Summary of Significant Accounting Policies

General. El Paso Electric Company is a public utility engaged in the generation, transmission and distribution of electricity in an area of approximately 10,000 square miles in west Texas and southern New Mexico. El Paso Electric Company also serves wholesale customers in Texas and periodically in the Republic of Mexico.

Principles of Consolidation. The consolidated financial statements include the accounts of El Paso Electric Company and its wholly-owned subsidiary, MiraSol Energy Services, Inc. (“MiraSol”) (collectively, the “Company”). MiraSol, which began operations as a separate subsidiary in March 2001, provided energy efficiency products and services previously provided by the Company’s Energy Services Business Group. On July 19, 2002, all marketing activities of MiraSol ceased. MiraSol remains a going concern in order to satisfy current contracts and warranty and service obligations on previously installed projects. See Note I. All intercompany transactions and balances have been eliminated in consolidation.

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

Basis of Presentation. The Company maintains its accounts in accordance with the Uniform System of Accounts prescribed by the Federal Energy Regulatory Commission (the “FERC”). The Company previously determined that it does not meet the criteria for the application of Statement of Financial Accounting Standards (“SFAS”) No. 71, “Accounting for the Effects of Certain Types of Regulation,” and accordingly does not currently report the effects of certain actions of regulators as assets or liabilities unless such actions result in assets or liabilities under generally accepted accounting principles for commercial enterprises in general. The Company continues to review whether, on a prospective basis, it may meet the criteria for applying SFAS No. 71 to its general purpose financial statements for some or all of its operations.

Comprehensive Income. Certain gains and losses that are not recognized currently in the statements of operations are reported as other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.”

Utility Plant. Depreciation is provided on a straight-line basis over the estimated remaining lives of the assets (ranging from 5 to 31 years), except for approximately $298 million of reorganization value allocated primarily to net transmission, distribution and general plant in service. This amount is being depreciated over the ten-year period of the Texas Rate Stipulation, which ends August 2005. For all other utility plant, Texas and New Mexico depreciation lives are the same. Amortization of intangible

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

plant (software) is provided on a straight-line basis over the estimated useful life of the asset (ranging from 3 to 10 years).

The Company charges the cost of repairs and minor replacements to the appropriate operating expense accounts and capitalizes the cost of renewals and betterments. Gains or losses resulting from retirements or other dispositions of operating property in the normal course of business are credited or charged to the accumulated provision for depreciation.

The cost of nuclear fuel is amortized to fuel expense on a units-of-production basis. A provision for spent fuel disposal costs is charged to expense based on requirements of the Department of Energy (the “DOE”) for disposal cost of approximately one-tenth of one cent on each kWh generated. The Company is also amortizing its share of costs associated with on-site spent fuel storage casks at Palo Verde over the burn period of the fuel that will necessitate the use of the storage casks. See Note C.

Impairment of Long-Lived Assets. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, such as property, plant, and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimate undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Capitalized Interest. The Company capitalizes interest cost to construction work in progress and nuclear fuel in process in accordance with SFAS No. 34, “Capitalization of Interest Cost.”

Asset Retirement Obligation. Effective January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 sets forth accounting requirements for the recognition and measurement of liabilities associated with the retirement of tangible long-lived assets. An asset retirement obligation (“ARO”) associated with long-lived assets included within the scope of SFAS No. 143 is that for which a legal obligation exists under enacted laws, statutes, written or oral contracts, including obligations arising under the doctrine of promissory estoppel. Under the statement, these liabilities are recognized as incurred if a reasonable estimate of fair value can be established and are capitalized as part of the cost of the related tangible long-lived assets. The increase in the ARO due to the passage of time is recorded as an operating expense (accretion expense). See Note D.

Cash and Cash Equivalents. All temporary cash investments with an original maturity of three months or less are considered cash equivalents.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments. The Company’s marketable securities, included in decommissioning trust funds in the balance sheets, are reported at fair market value and consist primarily of equity securities and municipal, federal and corporate bonds in trust funds established for decommissioning of its interest in Palo Verde. Such marketable securities are classified as “available-for-sale” securities and, as such, unrealized gains and losses are included in accumulated other comprehensive income as a separate component of common stock equity. However, if declines in fair value of marketable securities below original cost basis are determined to be other than temporary, then the declines are reported as losses in the consolidated statement of operations and a new cost basis is established for the affected securities at fair value. See Note M.

Inventories. Inventories, primarily parts, materials, supplies and fuel oil are stated at average cost not to exceed recoverable cost.

Operating Revenues Net of Energy Expenses. The Company accrues revenues for services rendered, including unbilled electric service revenues. Energy expenses are stated at actual cost incurred. The Company’s Texas retail customers are presently being billed under a fixed fuel factor approved by the Texas Commission. As of June 2003, the Company’s New Mexico retail customers are being billed under a fuel adjustment clause which is adjusted monthly, pending a final order from the New Mexico Commission in the Company’s July 2003 rate compliance filing. The Company’s recovery of energy expenses in these jurisdictions is subject to periodic reconciliations of actual energy expenses incurred to actual fuel revenues collected. The difference between energy expenses incurred and fuel revenues charged to the Company’s Texas and New Mexico customers, as determined under Texas and New Mexico Commission rules, is reflected as net over/undercollection of fuel revenues in the balance sheets. See Note B.

Allowance for Doubtful Accounts. Additions, deductions and balances for allowance for doubtful accounts for 2003, 2002 and 2001 are as follows (in thousands):

	2003	2002	2001
Balance at beginning of year	$3,234	$3,525	$3,325
Additions:
Charged to costs and expense	3,096	2,909	3,962
Charged to other accounts (1)	981	835	689
Deductions (2)	3,841	4,035	4,451

Balance at end of year	$3,470	$3,234	$3,525

(1)	Recovery of amounts previously written off.

(2)	Uncollectible receivables written off.

Income Taxes. The Company accounts for federal and state income taxes under the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the estimated future tax consequences of “temporary differences” by applying enacted

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Earnings per Share. Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of shares and the dilutive impact of stock options which were outstanding during the period calculated by the treasury stock method and unvested restricted stock.

Stock Options and Restricted Stock. The Company has two stock-based long-term incentive plans and accounts for them under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Stock options have typically been granted with an exercise price equal to fair market value on the date of grant and, accordingly, no compensation expense is recorded by the Company. Restricted stock has been granted at fair market value. Accordingly, the Company recognizes compensation expense by ratably amortizing the fair market value of the grant over the restriction period. If compensation expense for the option portion of the plans had been determined based on the fair value of the option at the grant date and amortized on a straight-line basis over the vesting period, consistent with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts presented below:

	Years Ended December 31,
	2003	2002	2001
Net income, as reported	$60,251	$28,967	$63,659
Deduct: Compensation expense, net of tax	916	1,326	1,384

Pro forma net income	$59,335	$27,641	$62,275

Basic earnings per share:
As reported	$1.24	$0.58	$1.25
Pro forma	1.22	0.55	1.23
Diluted earnings per share:
As reported	1.23	0.57	1.23
Pro forma	1.22	0.55	1.20

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value for these options was estimated at the grant date using the Black-Scholes option pricing model. Weighted average assumptions and grant-date fair value for 2003, 2002 and 2001 are presented below:

	2003	2002	2001
Risk-free interest rate	4.13%	5.22%	5.06%
Expected life, in years	7.4	10	10
Expected volatility	24.72%	26.10%	27.92%
Expected dividend yield	—	—	—
Fair value per option	$4.83	$6.75	$7.18

Compensation expense for the restricted stock awards is recognized on a fair value basis and is measured by referencing the quoted market price of the shares at the grant date, amortized ratably over the restriction period. Unearned compensation related to restricted stock awards is shown as a reduction of common stock equity.

Other New Accounting Standards. During 2003, the Company adopted SFAS No. 132 (revised 2003), “Employers’ Disclosure about Pensions and Other Postretirement Benefits,” SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” SFAS No. 148, “Accounting for Stock-based Compensation Transition and Disclosure, an Amendment of FASB Statement No. 123,” SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” and FASB Interpretation No. 45, “Guarantors’ Accounting and Disclosure Requirements of Guarantees, Including Indirect Guarantees of Indebtedness to Others, an Interpretation of FASB Statements No. 5, 57, and 107 and a Rescission of FASB Interpretation No. 34” and certain provisions of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The implementation of these standards did not have a significant impact on the Company’s financial position or results of operations.

Additionally, during 2003, the Company adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” SFAS No. 145 required the Company to classify gains and losses on the extinguishment of debt in other income (deductions) and the Company reclassified prior period amounts to conform with this presentation.

Reclassification. Certain amounts in the consolidated financial statements for 2002 and 2001 have been reclassified to conform with the 2003 presentation.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

B. Regulation

General

In 1999, both the Texas and New Mexico legislatures enacted electric utility industry restructuring laws requiring competition in certain functions of the industry and ultimately in the Company’s service area. In Texas, the Company is exempt from the requirements of the Texas Restructuring Law, including utility restructuring and retail competition, until the expiration of the Freeze Period in August 2005. In April 2003, the New Mexico Electric Utility Industry Restructuring Act of 1999 (“New Mexico Restructuring Act”) was repealed and as a result, the Company’s operations in New Mexico will continue to be fully regulated. The Company cannot predict at this time the full effects the repeal of the New Mexico Restructuring Act will have on the Company as it prepares for retail competition in Texas. However, the Company believes that the New Mexico Commission will have to approve the separation of the Company’s operations if and when the Company implements utility restructuring and retail competition for compliance with the Texas Restructuring Law.

Federal Regulatory Matters

Federal Energy Regulatory Commission. The FERC has been conducting an investigation into potential manipulation of electricity prices in the western United States during 2000 and 2001. On August 13, 2002, the FERC initiated a Federal Power Act (“FPA”) investigation into the Company’s wholesale power trading in the western United States during 2000 and 2001 to determine whether the Company engaged in misconduct and, if so, to determine potential remedies. The Company reached settlements with the FERC and other parties in 2002 and 2003. Under the terms of the settlements, the Company agreed to refund a total of $15.5 million of revenues it earned on wholesale power transactions. In July 2003, the FERC approved the settlements and on August 5, 2003, the Company deposited the $15.5 million into an interest bearing escrow account to consummate the settlements. The Company believes the FERC’s order resolved all issues between the FERC and the other parties to this investigation. Under the settlements, the Company has agreed to make wholesale sales pursuant to its cost of service rate authority rather than its market-based rate authority for the period December 1, 2002 through December 31, 2004. This agreement allows the Company to sell power into wholesale markets at its incremental cost plus $21.11 per MWh. To the extent that wholesale market prices exceed these agreed upon amounts, the Company will forego the opportunity to realize these additional revenues. Although this provision has not had a significant impact on the Company’s revenues through December 31, 2003, the Company is unable to predict the effect, if any, this will have on the Company’s 2004 revenues.

RTOs. FERC’s rule (“Order 2000”) on Regional Transmission Organizations (“RTOs”) strongly encourages, but does not require, public utilities to form and join RTOs. The Company is an active participant in the development of WestConnect, formerly known as the Desert Southwest Transmission and Reliability Operator. As a participating transmission owner, the Company will ultimately transfer

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

operational authority of its transmission system to WestConnect subject to receiving any necessary regulatory approvals. On October 10, 2002, FERC issued an order indicating that the Company’s WestConnect proposal satisfied, or with certain modifications would satisfy, the FERC requirements for an RTO under Order 2000. WestConnect will continue to work with the FERC and two other proposed RTOs in the west to achieve a seamless market structure. The Company, however, is anticipated to be no more than a 9% participant in WestConnect and cannot control the terms or timing of its establishment. WestConnect will not be operational before the end of the Freeze Period. The establishment of an RTO in the Company’s service area is an important factor in the Company’s ability to establish a Qualified Power Region as defined in the Texas Restructuring Law and the timing of the operations of WestConnect could affect when and whether the Company’s Texas service territory participates in the Texas deregulated market.

Department of Energy. The DOE regulates the Company’s exports of power to the Comision Federal de Electricidad de Mexico (“CFE”) in Mexico pursuant to a license granted by the DOE and a presidential permit. The DOE has determined that all such exports over international transmission lines shall be made in accordance with Order No. 888, which established the FERC rules for open access.

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

Texas Regulatory Matters

The rates and services of the Company are regulated in Texas by municipalities and by the Texas Commission. The largest municipality in the Company’s service area is the City of El Paso. The Texas Commission has exclusive appellate jurisdiction to review municipal orders and ordinances regarding rates and services within municipalities in Texas and original jurisdiction over certain other activities of the Company. The decisions of the Texas Commission are subject to judicial review.

Deregulation. The Texas Restructuring Law required certain investor-owned electric utilities to separate power generation activities from transmission and distribution activities by January 1, 2002, and on that date, retail competition for generation services was instituted in some parts of Texas. The Texas Restructuring Law, however, specifically recognized and preserved the Company’s Texas Rate Stipulation and Texas Settlement Agreement by, among other things, exempting the Company’s Texas service area from retail competition until the end of the Freeze Period. The Texas Commission recently opened a project (Project No. 28971) to evaluate the readiness of the Company’s service area in Texas for retail competition for generation services. In this project, the Texas Commission may specify in

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

advance the factors that are important in deciding when and whether to open the Company’s service area in Texas to customer choice. One of the key factors that will likely be utilized by the Texas Commission in its determination is the progress that has been made in developing an RTO in the Company’s service area. Public hearings to discuss the readiness of the Company’s service area were held on March 4, 2004 in El Paso and will be held in Austin in April 2004. There is substantial uncertainty about both the regulatory framework and market conditions that will exist if and when retail competition is implemented in the Company’s service territory and the Company may incur substantial preparatory, restructuring and other costs that may not ultimately be recoverable. There can be no assurance that deregulation will not adversely affect the future operations, cash flows and financial condition of the Company.

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

On March 10, 2004, the Texas Commission announced its decision in PUC Docket No. 26194, a case in which the Company sought to reconcile its Texas jurisdictional fuel costs for the period January 1, 1999 through December 31, 2001. At issue was the Company’s request to recover an additional $15.8 million, before interest, from its Texas customers as a surcharge because of fuel undercollections from January 1999 through December 2001. The Texas Commission disallowed approximately $4.5 million of Texas jurisdictional expenses, before interest, consisting primarily of (i) approximately $4.2 million of purchased power expenses which the Texas Commission characterized as “imputed capacity charges,” and (ii) approximately $0.3 million in fees which were deemed to be administrative costs, not recoverable as fuel. In Texas, capacity charges are not eligible for recovery as fuel expenses, but are to be recovered through the Company’s base rates. As the Company’s base rates were frozen during the time period in question, the $4.2 million of “imputed capacity charges” would be permanently disallowed, and hence not recoverable from its Texas customers.

The Texas Commission’s decision modifies the Proposal for Decision issued September 19, 2003 by the Administrative Law Judges (“ALJs”). The ALJs had recommended that approximately $21.2 million of the Company’s purchased power expense should be disallowed as imputed capacity charges and not recovered from Texas jurisdictional customers.

The Company has incurred similar purchased power costs for the fuel reconciliation period beginning January 1, 2002. The Company believes that it has accounted for its purchased power costs during the reconciliation period beginning January 2002 in a manner consistent with the Texas Commission’s decision in PUC Docket No. 26194. However, the Texas Commission has indicated its desire to conduct a generic rulemaking proceeding to determine a statewide policy for the appropriate pricing of capacity in purchased power contracts. There can be no assurance, however, as to the

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

outcome of such rulemaking and the potential impact on the Company with respect to fuel recovery in future reconciliation periods if the Texas Commission adopts a different methodology in a subsequent rulemaking proceeding.

The Texas Commission’s decision is subject to appeal by the various parties and the Company is unable to predict the ultimate outcome of any appeals that may be filed in this case.

Palo Verde Performance Standards. The Texas Commission established performance standards for the operation of Palo Verde pursuant to which each Palo Verde unit is evaluated annually to determine whether its three-year rolling average capacity factor entitles the Company to a reward or subjects it to a penalty. The capacity factor is calculated as the ratio of actual generation to maximum possible generation. If the capacity factor, as measured on a station-wide basis for any consecutive 24-month period, should fall below 35%, the Texas Commission can also reconsider the rate treatment of Palo Verde, regardless of the provisions of the Texas Rate Stipulation and the Texas Settlement Agreement. The removal of Palo Verde from rate base could have a significant negative impact on the Company’s revenues and financial condition. Under the performance standards as modified by the Texas Fuel Settlement, the Company has calculated the performance awards for the reporting periods ending in 2003, 2002 and 2001 to be approximately $0.8 million, $1.3 million and $1.1 million, respectively. These rewards will be included, along with energy costs incurred and revenues billed, as part of the Texas Commission’s review during a future periodic fuel reconciliation proceeding as discussed above. Performance rewards are not recorded on the Company’s books until the Texas Commission has ordered a final determination in a fuel proceeding or comparable evidence of collectibility is obtained. Performance penalties are recorded when assessed as probable by the Company.

Texas Renewable Energy Requirement. Chapter 39 of the Public Utility Regulatory Act (“PURA”), implemented by Senate Bill 7 in the 1999 legislative session, requires that, by January 1, 2009, an additional 2,000 MW of generating capacity from renewable energy technologies be installed in the state. The renewable energy requirement is to be added in increments with the cumulative installed renewable capacity in Texas totaling 1,703 MW by January 1, 2005, 2,280 MW by January 1, 2007, and 2,880 MW by January 1, 2009. The requirements of this goal are placed on retail electric providers (“REPs”) who provide competitive retail electric service in the state of Texas. Utilities that have not implemented retail competition may have renewable energy requirements based on orders of the Texas Commission.

Until the end of the Freeze Period, the Company is exempt from PURA Chapter 39 and Texas Commission rules implementing the renewable requirements. However, once the Freeze Period ends, any renewable energy requirement applicable to the Company could be based on the percentage of the competitive retail load that will be served by the Company (or the Company’s REP) in relation to the total competitive retail load served in Texas. It is not clear when the Company will need to meet a renewable energy requirement in Texas or what the obligation will be. The Company is currently reviewing the outcome of its New Mexico RFPs, for renewable energy to assess possible scenarios for

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

meeting possible future Texas requirements, which includes the purchase of renewable power and/or credits.

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

Deregulation. In April 2003, the New Mexico Restructuring Act was repealed and as a result the Company’s operations in New Mexico will continue to be fully regulated. The Company cannot predict at this time the full effects the repeal of the New Mexico Restructuring Act will have on the Company as it prepares for retail competition in Texas.

Fuel. In June 2001, the New Mexico Commission approved a fuel and purchased power cost adjustment clause. On May 31, 2003, the Company submitted a rate compliance filing whereby the Company proposed to continue a base rate recovery of $0.01949 per kWh and continue the fuel and purchased power cost adjustment to recover the remainder of fuel and purchased power costs. The Company and all intervenors entered into the New Mexico Stipulation on the Company’s compliance filing.

New Mexico Rate Stipulation. On January 21, 2004, the Company and all intervenors to the rate compliance filing entered into and filed the New Mexico Stipulation whereby, among other things, the Company agreed for a period of three years beginning June 1, 2004 to (i) freeze base rates after an initial non-fuel base rate reduction of 1%; (ii) fix fuel and purchased power costs associated with 10% of the Company’s jurisdictional retail sales in New Mexico at $0.021 per kWh; (iii) leave subject to reconciliation the remaining 90% of the Company’s New Mexico jurisdictional fuel and purchased power costs; (iv) continue the collection of a portion of fuel and purchased power costs in base rates as presently collected in the amount of $0.01949 per kWh; (v) price power provided from Palo Verde Unit 3 to the extent of its availability at an 80% nuclear, 20% gas fuel mix (currently such power is priced at 75% nuclear, 25% gas fuel mix) and (vi) deem reconciled, for the period June 15, 2001 through May 31, 2004, the Company’s fuel and purchased power costs for the New Mexico jurisdiction. The New Mexico Stipulation is subject to the New Mexico Commission’s approval. The New Mexico Commission hearing on the New Mexico Stipulation was held on February 25, 2004. The Company anticipates a ruling on the New Mexico Stipulation prior to June 2004 with the new rates implemented on or about June 1, 2004. The Company cannot predict the outcome of these proceedings or how the New Mexico Commission will rule.

New Mexico Renewable Energy Requirement. The New Mexico Commission has adopted renewable energy portfolio requirements and has mandated that 5% of all New Mexico retail

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

jurisdictional energy sales in 2006 be supplied by renewable resources or certificates. The renewable portfolio standard increases by 1% each year until 2011, and is set at 10% in 2011 and thereafter. In February 2004, the Company issued a RFP for renewable energy from certified renewable sources to meet the renewable energy portfolio requirements. Based on responses to the RFP, the Company will develop a plan to meet the New Mexico Commission’s renewable energy requirements. In the 2004 New Mexico legislative session, the Renewable Energy Act was enacted which directs the New Mexico Commission to adopt a rule consistent with the law, and required rate recovery for the reasonable costs of compliance with the renewable requirements.

Sales for Resale

The Company provides up to 10 MW of firm capacity, associated energy, and transmission service to the Rio Grande Electric Cooperative pursuant to an ongoing contract which requires a two-year notice to terminate. No such notice has been received. The Company also made sales of interruptible energy to CFE during the months of June and July 2003 of 13,711 MWh and 4,525 MWh, respectively.

C. Palo Verde and Other Jointly-Owned Utility Plant

The Company owns a 15.8% interest in each of the three nuclear generating units and Common Facilities at Palo Verde, in Wintersburg, Arizona. The Palo Verde Participants include the Company and six other utilities: Arizona Public Service Company (“APS”), Southern California Edison Company (“SCE”), Public Service Company of New Mexico (“PNM”), Southern California Public Power Authority, Salt River Project Agricultural Improvement and Power District (“SRP”) and the Los Angeles Department of Water and Power. APS serves as operating agent for Palo Verde. The operation of Palo Verde and the relationship among the Palo Verde Participants is governed by the Arizona Nuclear Power Project Participation Agreement (the “ANPP Participation Agreement”).

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other jointly-owned utility plant includes a 7% interest in Units 4 and 5 at Four Corners Generating Station (“Four Corners”) and certain other transmission facilities. A summary of the Company’s investment in jointly-owned utility plant, excluding fuel, at December 31, 2003 and 2002 is as follows (in thousands):

	December 31, 2003			December 31, 2002
	Palo Verde		Other	Palo Verde	Other
Electric plant in service	$588,071	(1)	$187,036	$611,580	$184,429
Accumulated depreciation	(108,765	)(1)	(113,845)	(139,271)	(99,136)
Construction work in progress	23,251		2,729	46,761	3,649

(1)	The decline in these balances is primarily the result of the implementation of SFAS No. 143 at January 1, 2003. See Note D.

Decommissioning. Pursuant to the ANPP Participation Agreement and federal law, the Company must fund its share of the estimated costs to decommission Palo Verde Units 1, 2 and 3, including the Common Facilities, through the term of their respective operating licenses. The Company’s decommissioning costs are estimated every three years based upon engineering cost studies performed by outside engineers retained by APS.

In accordance with the ANPP Participation Agreement, the Company is required to establish a minimum accumulation and a minimum funding level in its decommissioning account at the end of each annual reporting period during the life of the plant. In January 2003, the Company made an additional deposit of $4.7 million into the decommissioning trust fund such that the trust fund met ANPP minimum accumulation levels at December 31, 2002. The Company remained above its minimum funding level as of December 31, 2003. The Company will continue to monitor the status of its decommissioning funds and adjust its deposits, if necessary, to remain at or above its minimum accumulation requirements in the future.

The Company has established external trusts with independent trustees, which enable the Company to record a current deduction for federal income tax purposes of a portion of amounts funded. As of December 31, 2003 and 2002, the fair market value of the trust funds was approximately $80.5 million and $59.9 million, respectively, which is reflected in the Company’s balance sheets in deferred charges and other assets.

In August 2002, the Palo Verde Participants approved the 2001 Palo Verde decommissioning study. Some changes in the cost calculations occurred between the prior 1998 study and the 2001 study. The 2001 study estimated that the Company must fund approximately $311.6 million (stated in 2001 dollars) to cover its share of decommissioning costs. The previous cost estimate from the 1998 study estimated that the Company would fund approximately $280.5 million (stated in 1998 dollars). The 2001 estimate reflects an 11.1% increase, or 3.6% average annual compound increase, from the 1998 estimate

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

primarily due to increases in estimated costs for site restoration at each unit, pre and post-shutdown transitioning and decommissioning preparations, spent fuel storage after operations have ceased and the Unit 2 steam generator storage. The decommissioning study is stated in 2001 dollars and makes no inflation assumptions. See “Spent Fuel Storage” below.

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

Historically, regulated utilities such as the Company have been permitted to collect in rates the costs of nuclear decommissioning. Under the Texas Restructuring Law, which, among other things, deregulates generation services, the Company, through an affiliated transmission and distribution utility, will be able to collect from customers the costs of decommissioning. The collection mechanism utilized in Texas is a “non-bypassable wires charge” through which all customers, even those who choose to purchase energy from a supplier other than the Company’s retail affiliate, will be required to pay a fee, which includes the cost of nuclear decommissioning, to the Company’s affiliate transmission and distribution utility. In the Company’s case, collection of the fee through the Company’s transmission and distribution utility will begin in Texas if and when retail competition is implemented in the Company’s Texas service territory. See Note B for further discussion.

Spent Fuel Storage. The original spent fuel storage facilities at Palo Verde had sufficient capacity to store all fuel discharged from normal operation of all three Palo Verde units through 2003. Alternative on-site storage facilities and casks have been constructed to supplement the original facilities. In March 2003, APS began removing spent fuel from the original facilities as necessary, and placing it in special storage casks which are stored at the new facilities until it is accepted by the DOE for permanent disposal. The 2003 decommissioning study assumes that costs to store fuel on-site will become the responsibility of the DOE after 2037.

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company expects to incur significant on-site spent fuel storage costs during the life of Palo Verde that the Company believes are the responsibility of the DOE. These costs will be amortized over the burn period of the fuel that will necessitate the use of the alternative on-site storage facilities until an agreement is reached with the DOE for recovery of these costs. In December 2003, APS, in conjunction with other nuclear plant operators, filed suit against the DOE on behalf of the Palo Verde Participants to recover monetary damages associated with the delay in the DOE’s acceptance of spent fuel. The Company is unable to predict the outcome of these matters at this time.

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

Steam Generators. Palo Verde has experienced degradation in the steam generator tubes of each unit. The projected service lives of the Palo Verde steam generators are reassessed by APS periodically in conjunction with inspections made during scheduled outages at the Palo Verde units. New steam generators were installed at Unit 2 during 2003 at an estimated total cost to the Company of $47.1 million. This replacement was based on an analysis of the net economic benefit from expected improved performance of the unit and the need to realize continued production from that unit over its full licensed life.

APS has identified accelerated degradation in the steam generator tubes in Units 1 and 3 and has concluded that it is economically desirable to replace the steam generators at those units. While analyses related to timing of installation of steam generators at Units 1 and 3 are ongoing, the Company and the other participants approved the expenditure of $202.1 million (the Company’s portion being $31.9 million) for fabrication and transport of steam generators for Units 1 and 3. In addition, APS has proposed, and the participants have approved the expenditure of $28.4 million (the Company’s portion being $4.5 million) for pre-installation and power uprate work for Units 1 and 3. In addition to these approved amounts, the installation of the Units 1 and 3 replacement steam generators and the completion of power uprates at those units will require the expenditure of $278.6 million (the Company’s portion being $44.0 million). Present plans are for replacement steam generators to be installed at Units 1 and 3 in 2005 and 2007, respectively.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The eventual total cash expenditures for steam generator replacement for Units 1, 2 and 3 is currently estimated to be $718.9 million excluding replacement power costs (the Company’s portion being $113.6 million). As of December 31, 2003, the Company has paid approximately $46.7 million of such costs. The remaining balance is expected to be paid over the course of the steam generator replacements. The Company expects its portion will be funded with internally generated cash.

The Texas Rate Stipulation precludes the Company from seeking a rate increase to recover additional capital costs incurred at Palo Verde during the Freeze Period. The Company cannot assure that its wholesale power rates and its competitive retail rates will be sufficient to recover its costs when or if retail competition for generation services begins.

Liability and Insurance Matters. In 1957, Congress enacted the Price-Anderson Act as an amendment to the Atomic Energy Act of 1954 to provide a system of financial protection for persons who may be injured or persons who may be liable for a nuclear incident. The Price-Anderson Act expired on December 31, 2003. Existing licensees, such as the Company, are grandfathered and will continue to be subject to the provisions of the Price-Anderson Act in the event Congress does not reauthorize the Price-Anderson Act. The Price-Anderson Amendments Act of 2003 has been placed on the legislative calendar under general order (Calendar No. 422). If passed the Act will amend the Atomic Energy Act to: (i) increase from $63 million to $94 million the maximum amount of standard deferred premiums charged a licensee following any nuclear incident under an industry retrospective rating plan; and (ii) increase from $10 million to $15 million (adjusted for inflation) in any one year the maximum amount of such premiums for each facility for which the licensee must maintain the maximum amount of primary financial protection. The amount of DOE indemnification currently available under the act is $9.4 billion. Additionally, the Palo Verde Participants have public liability insurance against nuclear energy hazards up to the full limit of liability under the Price-Anderson Act. The insurance consists of $200 million of primary liability insurance provided by commercial insurance carriers, with the balance being provided by an industry-wide retrospective assessment program, pursuant to which industry participants would be required to pay a retrospective assessment to cover any loss in excess of $200 million. Presently, the maximum retrospective assessment per reactor for each nuclear incident is approximately $88.1 million, subject to an annual limit of $10 million per incident. Based upon the Company’s 15.8% interest in Palo Verde, the Company’s maximum potential retrospective assessment per incident is approximately $41.8 million for all three units with an annual payment limitation of approximately $4.7 million.

The Palo Verde Participants maintain “all risk” (including nuclear hazards) insurance for damage to, and decontamination of, property at Palo Verde in the aggregate amount of $2.8 billion, a substantial portion of which must first be applied to stabilization and decontamination. The Company also has obtained insurance against a portion of any increased cost of generation or purchased power which may result from an accidental outage of any of the three Palo Verde units if the outage exceeds 12 weeks.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

D. Accounting for Asset Retirement Obligations

Effective January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” The adoption of SFAS No. 143 primarily affected the accounting for the decommissioning of the Company’s Palo Verde and Four Corners Stations and changed the method used to report the decommissioning obligation. Upon emergence from bankruptcy in 1996, the Company was required under fresh-start reporting to adopt the concepts of an early exposure draft of the SFAS No. 143 project and accordingly, recognized the present value of its projected Palo Verde asset retirement costs as both a component of its capitalized cost of Palo Verde and as a decommissioning liability. Subsequently, the Company recognized accretion of the Palo Verde ARO liability as a component of interest expense and depreciation of the Palo Verde asset retirement cost as depreciation expense in its consolidated financial statements. Upon adoption of SFAS No. 143, the net difference between the amounts determined under SFAS No. 143 and the Company’s previous method of accounting for such activities was recognized as a decrease in the ARO of $95.5 million, a decrease in net plant in service of $30.9 million, and a cumulative effect of accounting change of $39.6 million, net of related taxes of $25.0 million. The cumulative effect of accounting change is primarily due to two factors: (i) using a longer discount period (i.e. longer remaining life) as a result of assessing the probability of a license extension at Palo Verde and (ii) a change in the discount rate used. As the DOE assumes responsibility for the permanent disposal of spent fuel, spent fuel costs have not been included in the ARO calculation. The Company has six external trust funds with independent trustees which are legally restricted to settling its ARO at Palo Verde. The fair value of the fund at December 31, 2003 is $80.5 million.

A reconciliation of the Company’s ARO liability for Palo Verde and Four Corners Stations for the twelve months ended December 31, 2003 is as follows (in thousands):

January 1, 2003	$50,364
Liabilities incurred	—
Liabilities settled	—
Revisions to estimate	—
Accretion expense	4,785

December 31, 2003	$55,149

As of December 31, 2002 and 2001, the pro forma ARO liability would have been $50.4 million and $46.0 million, respectively.

The Company has transmission and distribution lines which are operated under various property easement agreements. If the easements were to be released, the Company may have a legal obligation to remove the lines; however, the Company has assessed the likelihood of this occurring as remote. The majority of these easements include renewal options which the Company routinely exercises. Additionally, the Company has certain components of its local generating stations which may result in

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

an ARO. However, substantial uncertainty exists surrounding the ultimate removal date for these facilities. Due to the nature of these assets and the uncertainty of final removal timing and costs, an ARO has not been included for these assets as the ARO cannot be reasonably estimated at this time.

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

The Company’s most recent Palo Verde decommissioning study, completed in 2001, estimates that the Company’s share of Palo Verde decommissioning costs would be approximately $311.6 million, in year 2001 dollars. This estimated liability differs from the ARO liability of $55.1 million recorded by the Company as of December 31, 2003. This difference can be attributed to how SFAS No. 143 measures the ARO liability, relative to current cost estimates, and the inherent assumption in SFAS No. 143 that Palo Verde will operate until the end of its useful life (which includes an assessment of the probability of a license extension). The ARO liability calculation begins with the same current cost estimate referenced above, then escalates that cost over the remaining life of the plant, finally discounting the resulting cost at a credit-risk adjusted discount rate. Since the Company assumed an escalation rate of 3.6% and a credit-risk adjusted discount rate of 9.5% in its calculation of the ARO liability, the ARO liability is significantly less than the Company’s share of the current estimated cost to decommission Palo Verde in 2001 dollars. As Palo Verde approaches the end of its estimated useful life, the difference between the ARO liability and future current cost estimates will narrow over time due to the accretion of the ARO liability.

E. Common Stock

Overview

The Company’s common stock has a stated value of $1 per share, with no cumulative voting rights or preemptive rights. Holders of the common stock have the right to elect the Company’s directors and to vote on other matters.

Long-Term Incentive Plans

The Company shareholders have approved the adoption of two stock-based long-term incentive plans. The first plan was approved in 1996 (the “1996 Plan”) and authorized the issuance of up to 3.5 million shares of common stock for the benefit of officers, key employees and directors. The second

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

plan was approved in 1999 (the “1999 Plan”) and authorized the issuance of up to two million shares of common stock for the benefits of directors, officers, managers, other employees and consultants. The common stock may be issued through the award or grant of non-statutory stock options, incentive stock options, stock appreciation rights, restricted stock, bonus stock and performance stock.

Stock Options. Stock options have been granted at exercise prices equal to or greater than the market value of the underlying shares at the date of grant. The options expire ten years from the date of grant unless terminated earlier by the Board of Directors. The following table summarizes the transactions of the Company’s stock options for 2003, 2002 and 2001:

	Number of Shares	Weighted Average Exercise Price
Unexercised options outstanding at December 31, 2000	2,944,848	$6.86
Options granted	706,677	14.04
Options exercised	(1,396,045)	5.93

Unexercised options outstanding at December 31, 2001	2,255,480	9.64
Options granted	257,257	13.39
Options exercised	(280,000)	8.02
Options forfeited	(20,000)	8.75

Unexercised options outstanding at December 31, 2002	2,212,737	10.40
Options granted	108,717	12.67
Options forfeited	(150,000)	12.60

Unexercised options outstanding at December 31, 2003	2,171,454	10.36

Stock option awards provide for vesting periods of up to six years. Stock options outstanding and exercisable at December 31, 2003 are as follows:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number Outstanding	Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 5.56 - $9.8125	1,093,076	3.3	$7.03	1,057,076	$6.97
10.375 - 15.99	1,078,378	8.1	13.74	268,378	13.87

	2,171,454			1,325,454

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The number of stock options exercisable and the weighted average exercise price of these stock options at December 31, 2003, 2002 and 2001 are as follows:

	December 31,
	2003	2002	2001
Number of stock options exercisable	1,325,454	1,183,737	1,233,480
Weighted average exercise price	$8.36	$8.04	$7.55

Restricted Stock. The Company has awarded vested and unvested restricted stock awards under the 1996 and 1999 Plans. Restrictions from resale generally lapse, and unvested awards vest, over periods of four to five years. The market value of vested restricted stock awards is expensed at the time of grant. The market value of the unvested restricted stock at the time of grant is recorded as unearned compensation as a separate component of common stock equity and is amortized to expense over the restriction period. During 2003, 2002 and 2001, approximately $1.3 million, $1.9 million and $1.8 million, respectively, related to restricted stock awards was charged to expense. The following table summarizes the vested and unvested restricted stock awards for 2003, 2002 and 2001:

	Vested	Unvested	Total
Restricted shares outstanding at December 31, 2000	90,027	186,039	276,066
Restricted stock awards	15,929	171,341	187,270
Lapsed restrictions and vesting	(105,956)	(86,850)	(192,806)
Forfeitures	—	(3,196)	(3,196)

Restricted shares outstanding at December 31, 2001	—	267,334	267,334
Restricted stock awards	10,420	98,820	109,240
Lapsed restrictions and vesting	(10,420)	(139,759)	(150,179)
Forfeitures	—	(23,349)	(23,349)

Restricted shares outstanding at December 31, 2002	—	203,046	203,046
Restricted stock awards	—	63,090	63,090
Lapsed restrictions and vesting	—	(119,647)	(119,647)

Restricted shares outstanding at December 31, 2003	—	146,489	146,489

The weighted average market values at grant date for restricted stock awarded during 2003, 2002 and 2001 are $11.47, $14.52 and $13.87, respectively.

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Repurchase Program

During 2003, the Company repurchased 2.1 million shares of common stock for $24.2 million to complete its previously approved stock repurchase programs. Since the inception of the stock repurchase programs in 1996, the Company repurchased 15 million shares in total at an aggregate cost of $171.0 million, including commissions. In February 2004, the Board of Directors authorized a new stock repurchase program permitting the repurchase of up to 2 million shares of its outstanding common stock. The Company may make purchases of its stock at open market prices and may engage in private transactions, where appropriate. The repurchased shares will be available for issuance under employee benefit and stock option plans, or may be retired.

Reconciliation of Basic and Diluted Earnings Per Share

The reconciliation of basic and diluted earnings per share before cumulative effect of accounting change is presented below:

	Year Ended December 31, 2003
	Income	Shares	Per Share
	(In thousands)
Basic earnings per share:
Income before cumulative effect of accounting change	$20,616	48,424,212	$0.42

Effect of dilutive securities:
Unvested restricted stock	—	51,809
Stock options	—	338,740

Diluted earnings per share:
Income before cumulative effect of accounting change	$20,616	48,814,761	$0.42

	Year Ended December 31, 2002
	Income	Shares	Per Share
	(In thousands)
Basic earnings per share:
Income before cumulative effect of accounting change	$28,967	49,862,417	$0.58

Effect of dilutive securities:
Unvested restricted stock	—	77,890
Stock options	—	440,161

Diluted earnings per share:
Income before cumulative effect of accounting change	$28,967	50,380,468	$0.57

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2001

	Income	Shares	Per Share
	(In thousands)
Basic earnings per share:
Income before cumulative effect of accounting change	$63,659	50,821,140	$1.25

Effect of dilutive securities:
Unvested restricted stock	—	66,426
Stock options	—	834,785

Diluted earnings per share:
Income before cumulative effect of accounting change	$63,659	51,722,351	$1.23

Options excluded from the computation of diluted earnings per share because the exercise price was greater than the average market price for the periods presented are as follows:

	Years Ended December 31,
	2003	2002	2001
Options excluded	1,029,411	633,588	177,372
Exercise price range	$11.00 - $15.99	$11.19 - $15.99	$12.60 - $15.99

F. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the following components (in thousands):

	Net Unrealized Gains (Losses) on Marketable Securities	Minimum Pension Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2000	$2,902	$—	$2,902
Other comprehensive loss	(2,522)	(824)	(3,346)
Income tax benefit	883	313	1,196

Balance at December 31, 2001	1,263	(511)	752
Other comprehensive loss	(3,412)	(21,148)	(24,560)
Income tax benefit	1,194	8,193	9,387

Balance at December 31, 2002	(955)	(13,466)	(14,421)
Other comprehensive income (loss)	9,486	(4,234)	5,252
Income tax (expense) benefit	(2,117)	1,673	(444)

Balance at December 31, 2003	$6,414	$(16,027)	$(9,613)

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

G. Long-Term Debt and Financing Obligations

Outstanding long-term debt and financing obligations are as follows:

	December 31,
	2003	2002
	(In thousands)
Long-Term Debt:
First Mortgage Bonds (1):
8.25% Series C, issued 1996, due 2003	$—	$39,360
8.90% Series D, issued 1996, due 2006	186,182	186,182
9.40% Series E, issued 1996, due 2011	209,184	209,184
Pollution Control Bonds (2):
6.375% 1994 Series A bonds, due 2014	63,500	63,500
6.375% 1985 Series A refunding bonds, due 2015	59,235	59,235
6.250% 2002 Series A refunding bonds, due 2037	37,100	37,100
6.375% 2002 Series A refunding bonds, due 2032	33,300	33,300
Promissory note, due 2005 ($116 due in 2004) (3)	151	259

Total long-term debt	588,652	628,120
Financing Obligations:
Nuclear fuel ($21,990 due in 2004) (4)	42,176	47,216

Total long-term debt and financing obligations	630,828	675,336
Current Maturities (amount due within one year)	(22,106)	(60,961)

	$608,722	$614,375

(1)	First Mortgage Bonds

Substantially all of the Company’s utility plant is subject to liens under the First Mortgage Indenture. The First Mortgage Indenture imposes certain limitations on the ability of the Company to (i) declare or pay dividends on common stock; (ii) incur additional indebtedness or liens on mortgaged property and (iii) enter into a consolidation, merger or sale of assets.

The Series D bonds may not be redeemed by the Company prior to maturity. The Series E bonds may be redeemed at the option of the Company, in whole or in part, at 104.70% of par value beginning February 1, 2006, 102.35% of par value beginning February 1, 2007, and at par value beginning February 1, 2008. The Company is not required to make mandatory redemption or sinking fund payments with respect to the bonds prior to maturity. The Series C bonds were repaid at maturity in 2003.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Repurchases, excluding repayment upon maturity, of First Mortgage Bonds made during 2003, 2002 and 2001 are as follows (in thousands):

	Years Ended December 31,
	2003	2002	2001
8.25% Series C	$3,278	$3,553	$41,592
8.90% Series D	—	20,500	370
9.40% Series E	—	9,150	11,666

Total	$3,278	$33,203	$53,628

Internally generated funds were used for the above repurchases. Losses of $3.4 million and $3.6 million were recorded in 2002 and 2001, respectively, relating to these repurchases and include premiums paid and unamortized issuance costs.

(2)	Pollution Control Bonds

The Company has four series of tax exempt Pollution Control Bonds in an aggregate principal amount of approximately $193.1 million. Upon the occurrence of certain events, which includes the remarketing of the bonds, the bonds may be required to be repurchased at the holder’s option or are subject to mandatory redemption. All of the pollution control bonds interest rates remain at their current fixed interest rates until remarketing in August 2005.

(3)	Promissory Note

The note has an annual interest rate of 5.5% and is secured by certain furniture and fixtures.

(4)	Nuclear Fuel Financing

The Company has available a $100 million credit facility that was renewed for a three-year term in January 2002. The credit facility provides for up to $70 million for the financing of nuclear fuel, which is accomplished through a trust that borrows under the facility to acquire and process the nuclear fuel. The Company is obligated to repay the trust’s borrowings with interest and has secured this obligation with Collateral Series First Mortgage Bonds. In the Company’s financial statements, the assets and liabilities of the trust are reported as assets and liabilities of the Company. Any amounts not borrowed by the trust may be borrowed by the Company for working capital needs.

The $100 million credit facility requires compliance with certain total debt and interest coverage ratios. The Company was in compliance with these requirements throughout 2003. No amounts are currently outstanding on this facility for working capital needs.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2003, the scheduled maturities for the next five years of long-term debt and financing obligations are as follows (in thousands):

2004	$116
2005	193,170
2006	186,182
2007	—
2008	—

The table above does not reflect future obligations and maturities related to nuclear fuel purchase commitments.

H. Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2003 and 2002 are presented below (in thousands):

	December 31,
	2003	2002
Deferred tax assets:
Benefits of federal tax loss carryforwards	$26,650	$26,398
Pensions and benefits	55,140	53,453
Asset retirement obligation	19,302	51,055
Alternative minimum tax credit carryforward	37,073	34,981
Investment tax credit carryforward	4,570	5,725
Reorganization expenses financed with bonds	—	2,606
Other	7,186	15,650

Total gross deferred tax assets	149,921	189,868
Less federal valuation allowance	2,284	3,069

Net deferred tax assets	147,637	186,799

Deferred tax liabilities:
Plant, principally due to depreciation and basis differences	(215,056)	(229,375)
Decommissioning	(24,077)	(14,111)
Other	(11,861)	(12,248)

Total gross deferred tax liabilities	(250,994)	(255,734)

Net accumulated deferred income taxes	$(103,357)	$(68,935)

The deferred tax asset valuation allowance decreased by approximately $0.8 million, $6.8 million and $17.7 million in 2003, 2002 and 2001, respectively. The 2003 valuation allowance decrease of $0.8 million consists of (i) a $0.3 million adjustment to capital in excess of stated value in accordance with Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization Under Bankruptcy Code” to recognize a tax benefit for valuation allowance that was not used as a result of

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

investment tax credits that were utilized in 2003 and (ii) a $0.5 million writedown related to expired investment tax credits of $0.8 million less deferred tax benefits of $0.3 million. The 2002 valuation allowance decrease of $6.8 million consists of (i) a $4.5 million writedown related to expired investment tax credits of $6.9 million less deferred tax benefits of $2.4 million and (ii) a $2.3 million adjustment to capital in excess of stated value in accordance with SOP 90-7 to recognize a tax benefit for a valuation allowance that was not used as a result of investment tax credits that were utilized in 2002. The 2001 valuation allowance decrease of $17.7 million consists of (i) a $2.8 million writedown related to expired investment tax credits of $4.3 million less deferred tax benefits of $1.5 million; (ii) an $8.7 million writedown related to the expiration of state net operating loss (“NOL”) carryforwards at the end of 2001 and (iii) a $6.2 million adjustment of state valuation allowance, which netted with associated federal tax benefits of $2.2 million resulted in a credit to capital in excess of stated value of $4.0 million to recognize a tax benefit for valuation allowance that was not used.

Based on the average annual book income before taxes for the prior three years, excluding the effects of the cumulative effect of accounting change and future projected annual book income, the Company believes that the net deferred tax assets will be fully realized at current levels of book and taxable income. The Company’s valuation allowance of $2.3 million at December 31, 2003, if subsequently recognized as a tax benefit, would be credited directly to capital in excess of stated value in accordance with SOP 90-7.

The Company recognized income taxes as follows (in thousands):

	Years Ended December 31,
	2003	2002	2001
Income tax expense:
Federal:
Current	$1,873	$9,668	$3,354
Deferred	30,699	6,482	26,902

Total federal income tax	32,572	16,150	30,256

State:
Current	1,297	4,508	—
Deferred	4,581	(3,967)	4,753

Total state income tax	5,878	541	4,753

Total income tax expense	38,450	16,691	35,009
Tax benefit classified as cumulative effect of accounting change	(25,031)	—	—

Total income tax expense before cumulative effect of accounting change	$13,419	$16,691	$35,009

The current federal income tax expense for 2003, 2002 and 2001 results primarily from the accrual of alternative minimum tax (“AMT”). Deferred federal income tax includes an offsetting AMT

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

benefit of $2.1 million, $13.0 million and $3.1 million for 2003, 2002 and 2001, respectively. The current state income tax expense for 2003 and 2002 results from the expiration of state NOL carryforwards at the end of 2001.

Income tax provisions differ from amounts computed by applying the federal statutory rate of 35% to book income before federal income tax as follows (in thousands):

	Years Ended December 31,
	2003	2002	2001
Federal income tax expense computed on income at statutory rate	$34,545	$15,980	$34,534
Difference due to:
Reduction in estimated contingent tax liability	—	—	(2,596)
State taxes, net of federal benefit	3,820	352	3,089
Other	85	359	(18)

Total income tax expense	38,450	16,691	35,009
Tax benefit classified as cumulative effect of accounting change	(25,031)	—	—

Total income tax expense before cumulative effect of accounting change	$13,419	$16,691	$35,009

Effective income tax rate	39.0%	36.6%	35.5%

As of December 31, 2003, the Company had $76.1 million of federal tax NOL carryforwards, $4.6 million of investment tax credit (“ITC”) including $0.1 million of wind energy credits and $37.0 million of AMT credit carryforwards. If unused, the NOL carryforwards would expire at the end of 2011, the ITC carryforwards would expire in 2005, and the wind energy tax credits would expire in 2016 through 2018. The AMT credit carryforwards have an unlimited life. The Company recorded a writedown of its expired state NOL carryforwards at the end of 2001. These tax attributes are subject to change should the tentative IRS settlement for tax years 1996 through 1998 be approved by the IRS. In 2001, the Company recorded a $2.6 million adjustment to reduce its estimated contingent tax liabilities based upon discussions and agreed issues with taxing authorities. This $2.6 million adjustment was included as a component of deferred income tax expense. See Note I for further discussion of the IRS examination.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I. Commitments, Contingencies and Uncertainties

Power Contracts

As of December 31, 2003, the Company had entered into the following significant agreements with various counterparties for forward firm purchases and sales of electricity:

Type of Contract	Quantity	Term
Sale off-peak	50 MW	2004
Purchase on-peak	103 MW	2004 through 2005

The Company also has an agreement with a counterparty for power exchanges under which the Company will receive 30 MW of on-peak capacity and associated energy through 2005 at the Eddy County tie and concurrently deliver the same amount at Palo Verde and/or Four Corners. The agreement also gives the counterparty the option to deliver up to 133 MW of off-peak capacity and associated energy through 2005 at the Eddy County tie and concurrently receive the same amount at Palo Verde and/or Four Corners. The Company will receive a guaranteed margin on any energy exchanged under the off-peak agreement.

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

The Company analyzes the costs of its obligations arising from environmental matters on an ongoing basis, and believes it has made adequate provision in its financial statements to meet such obligations. As a result of this analysis, the Company has a provision for environmental remediation obligations of approximately $0.9 million as of December 31, 2003, which is related to compliance with federal and state environmental standards. However, unforeseen expenses associated with compliance could have a material adverse effect on the future operations and financial condition of the Company.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following are expenditures incurred by the Company in 2003, 2002 and 2001 for complying with federal environmental statutes (in thousands):

	2003	2002	2001
Clean Air Act	$1,060	$739	$745
Federal Clean Water Act	649	1,930	794

The Company is not aware of any active investigation of its compliance with the environmental requirements by the Environmental Protection Agency, the Texas Commission on Environmental Quality, or the New Mexico Environment Department. Furthermore, the Company is not aware of any unresolved, potentially material liability it would face pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as the Superfund law.

Tax Matters

The IRS has disputed whether the Company was entitled to deduct certain payments made in 1996 related to Palo Verde and its treatment of a litigation settlement in 1997 related to a terminated merger agreement. The Company has reached a tentative agreement, subject to IRS final approval, to settle these and all other issues relative to its 1996 through 1998 federal income tax returns. The Company expects the IRS will make a final decision regarding the proposed settlement by mid 2004. Should the proposed settlement be rejected by the IRS, the Company cannot predict the eventual outcome of this matter. However, the Company has established, and periodically reviews and re-evaluates, an estimated contingent tax liability on its consolidated balance sheet to provide for the possibility of adverse outcomes in tax proceedings. Although the ultimate outcome cannot be predicted with certainty, and while the contingent tax reserve may not in fact be sufficient, the Company believes that the amount at December 31, 2003 is a reasonable estimate of any additional tax that may be due.

MiraSol Warranty Obligations

MiraSol is an energy services subsidiary which offered a variety of services to reduce energy use and/or lower energy costs. MiraSol was not a power marketer. On July 19, 2002, all marketing activities of MiraSol ceased. MiraSol remains a going concern in order to satisfy current contracts and warranty and service obligations on previously installed projects. Management of MiraSol continues to assess projects for potential warranty obligations. As part of the assessment, several discussions have been held with a large customer on a $5.6 million generator project. Two warranty issues associated with the project have been identified, and management has contracted with a third party to address the warranty claims. During the year ended December 31, 2002, the Company expensed $2.0 million and created a reserve related to these warranty claims and reduced this liability by approximately $0.6 million related to payments for this item. During the year ended December 31, 2003, the Company had reduced this liability by approximately $0.4 million for payments made related to these matters. Based on a probability analysis performed by the Company, an additional $0.5 million in potential

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

warranty claims were identified and expensed during 2003. As of December 31, 2003, a reserve for those warranty claims in the amount of $1.5 million remains. While no other probable warranty liabilities have been identified at this time, if it is determined at a future date that MiraSol has further obligations to this customer or any other customer, and contributions from MiraSol, its subcontractors or any other third party are insufficient to honor the warranty obligations, the Company intends to honor any such warranty obligations after making appropriate regulatory filings, if any.

Customer Information System

During the third quarter of 2003 the Company completed an assessment of the Customer Information System (“CIS”) project and of alternatives to completion of the project. This assessment included analyzing the impact that potential delays in the implementation of deregulation and resulting changes in billing requirements, and the software’s ability to perform to specification. Based on this assessment and on events related to the project which occurred, the Company abandoned the CIS project and recognized an asset impairment loss of approximately $17.6 million. The Company is now analyzing various options to meet its current and projected CIS needs.

Lease Agreements

The Company has an operating lease for administrative offices. The lease has a 10-year term ending May 31, 2007. The minimum lease payments are $1.0 million annually and are adjusted each year by 50% of the percentage change of the Consumer Price Index. The lease agreement does not impose any restrictions relating to issuance of additional debt, payment of dividends or entering into other lease arrangements. The Company has no significant capital lease agreements.

As of December 31, 2003, the Company’s minimum future rental payments for the next five years are as follows (in thousands):

2004	$1,000
2005	1,000
2006	1,000
2007	400
2008	—

Union Matters

On October 2 and 3, 2003, employees in the Company’s meter reading and collections areas, comprised of 68 employees, voted in favor of representation by the International Brotherhood of Electrical Workers, Local 960 (“Local 960”). This vote was certified by the National Labor Relations Board (“NLRB”) on October 14, 2003. In addition, employees in the Company’s facilities services area, comprised of seven employees, voted in favor of representation by Local 960 on October 16, 2003. This vote was certified by the NLRB on October 24, 2003. The Company has begun collective bargaining negotiations with Local 960 on behalf of these employees.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

J. Litigation

The Company is a party to various legal actions. In many of these matters, the Company has excess casualty liability insurance that covers the various claims, actions and complaints. Based upon a review of these claims and applicable insurance coverage, the Company believes that, except as described below, none of these claims will have a material adverse effect on the financial position, results of operations and cash flows of the Company. The Company expenses legal costs, including expenses related to loss contingencies, as they are incurred.

On January 16, 2003, the Company was served with a complaint on behalf of a purported class of shareholders alleging violations of the federal securities laws (Roth v. El Paso Electric Company, et al., No. EP-03-CA-0004). The complaint was filed in the El Paso Division of the United States District Court for the Western District of Texas. The suit seeks undisclosed compensatory damages for the class as well as costs and attorneys’ fees. The lead plaintiff, Carpenters Pension Fund of Illinois, filed a consolidated amended complaint on July 2, 2003, alleging, among other things, that the Company and certain of its current and former directors and officers violated securities laws by failing to disclose that some of the Company’s revenues and income were derived from an allegedly unlawful relationship with Enron. The allegations arise out of the FERC investigation of the power markets in the western United States during 2000 and 2001, which the Company previously settled with the FERC Trial Staff and certain intervening parties. See Part I, Item 1, “Regulation – Federal Regulatory Matters.” On August 15, 2003, the Company and the individual defendants filed a motion to dismiss the complaint for failure to state a claim upon which relief can be granted. On November 26, 2003, the Court denied the motion to dismiss as to the Company and three of the individual defendants and granted the motion to dismiss as to two individual defendants. The lead plaintiff filed its motion for class certification on January 9, 2004, seeking to certify a class consisting of all persons who purchased or otherwise acquired Company securities between February 14, 2000 and October 21, 2002. This matter is presently set for trial on March 28, 2005. The Company is unable to predict the outcome of this case.

On February 10, 2003, the Company received a letter written by a Pennsylvania law firm on behalf of the holder of approximately 200 shares of common stock of the Company (the “shareholder”), that demands that the Company commence a lawsuit against each member of the Board of Directors to recover damages allegedly sustained by the Company as a result of alleged breaches of fiduciary duties by the Board. The shareholder contends that, from 1997 to 2002, the Board knowingly caused or allowed the Company to participate in improper transactions with Enron Corporation and certain of its subsidiaries. The allegations appear to duplicate factual questions first raised by the FERC in an investigation of the power markets in the western United States during 2000 and 2001. As noted above, the Company reached a settlement of the FERC investigation with the FERC Trial Staff and certain intervenors. In accordance with Texas law, the independent and disinterested directors of the Company conducted an independent inquiry and concluded that a lawsuit against the Board is not in the best interests of the Company. To date, the shareholder has not filed a shareholder derivative lawsuit against the members of the Board. The Company is unable to predict the outcome of this matter.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 21, 2003, the Company was served with a complaint by the Port of Seattle seeking civil damages under the Sherman Act, the Racketeer Influenced and Corrupt Organization Act, and state anti-trust laws, as well as for breach of contract and fraud (Port of Seattle v. Avista Corporation, et al., No. CV03-117OP). The complaint was filed in the United States District Court for the Western District of Washington. The complaint alleges that the Company, indirectly through its dealings with Enron, conspired with the other named defendants to manipulate the California energy market, which had the effect of artificially inflating the price that the Port of Seattle paid for electricity. On December 4, 2003, the case was transferred to the United States District Court for the Southern District of California for inclusion in the California Wholesale Electricity Antitrust Multi-District Litigation cases pending in that district (re-styled Port of Seattle v. Avista Corporation, et al., No. CV 03-2474-RHW, MDL No. 1403). The Company, together with several other defendants, filed a motion to dismiss on July 29, 2003. The motions to dismiss are scheduled for oral argument on March 26, 2004. While the Company believes the lawsuit is without merit and will defend itself vigorously, it is unable to predict the outcome of this case.

On February 9, 2004, Enron North America Corp. (“ENA”) filed suit against the Company seeking payment of approximately $5.4 million, plus interest and costs, relating to certain natural gas supply contracts (Enron North America Corp. v. El Paso Electric Co., Case No. 01-16034, United States Bankruptcy Court, Southern District of New York). The complaint alleges that ENA entered into two natural gas supply contracts with the Company which automatically terminated as a result of ENA’s bankruptcy. ENA contends that, under the terms of the contracts, the Company owes ENA termination payments because the market price of natural gas at the date of termination was lower than the contract price. While ENA acknowledges that the contracts contain a provision (the “One-Way Payment Provision”) under which the termination payment would be calculated to be zero, ENA seeks a ruling from the court that the One-Way Payment Provision is unenforceable and that the Company should be required to pay termination payments in the amount of approximately $5.4 million, plus interest and costs. The first of these two contracts covers gas to be supplied by ENA during the months of November and December of 2001 (the “2001 Contract”). The Company estimates that the value of the termination payment claimed by ENA under the 2001 Contract is approximately $1.8 million. The second of these two contracts covers gas to be supplied by ENA during the months of January through December of 2002 (the “2002 Contract”). The Company estimates that the value of the termination payment claimed by ENA under the 2002 Contract is approximately $3.6 million. Based upon the Company’s assessment of the probability of an adverse outcome, the Company has expensed a pre-tax amount of $1.5 million as of December 31, 2003 for this matter. The Company intends to defend itself vigorously, but cannot predict the outcome of this matter.

On November 3, 2003, TNP filed a complaint against the Company with the FERC, asking the FERC to make a determination that TNP has a rollover right to network-type transmission service over the Company’s transmission system. TNP asserts that it has such rights under the rollover provisions of FERC Order No. 888 relating to its power sale agreement with the Company that expired on

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002. The Company’s position is that the transmission service provided by the Company to TNP under the expired power sale agreement was point-to-point service and not network service and that the Company does not have the capacity to provide the network service that TNP seeks. Due to existing transmission constraints, a FERC ruling granting TNP’s request could adversely impact the Company’s ability to import lower cost power from Palo Verde and Four Corners to serve its base load to the extent of the transmission rights granted to TNP. A hearing on this matter before an administrative law judge is scheduled for June 15, 2004. The Company cannot predict the likely outcome of this matter or the full effect that an adverse ruling would have on the Company.

K. Employee Benefits

Retirement Plans

The Company’s Retirement Income Plan (the “Retirement Plan”) covers employees who have completed one year of service with the Company, and work at least a minimum number of hours each year. The Retirement Plan is a qualified noncontributory defined benefit plan. Upon retirement or death of a vested plan participant, assets of the Retirement Plan are used to pay benefit obligations under the Retirement Plan. Contributions from the Company are based on the minimum funding amounts required by the Department of Labor and IRS under provisions of the Retirement Plan, as actuarially calculated. The assets of the Retirement Plan are invested in equity securities, debt securities and cash equivalents and are managed by professional investment managers appointed by the Company.

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

The Company uses a measurement date of December 31 for its retirement plans. The Company accounts for the Retirement Plan and the Non-Qualified Retirement Income Plan under SFAS No. 87, “Employers’ Accounting for Pensions.” In accordance with SFAS No. 87, the net periodic benefit cost includes amortization of unrecognized net gains or losses which exceeded 10% of the benefit obligation at the beginning of the year. Unrecognized gains or losses on investment assets of the plans are not amortized. The amortization reflects the excess divided by the average remaining service period of active employees expected to receive benefits.

In 2003, the Company adopted SFAS No. 132 (revised 2003), “Employers’ Disclosure about Pensions and Other Postretirement Benefits,” (“SFAS No. 132 revised”) which expands the original disclosure requirements of SFAS No. 132.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts recognized in the Company’s balance sheets and the funded status of the plans at December 31, 2003 and 2002 are presented below (in thousands):

	Years Ended December 31,
	2003		2002
	Retirement Income Plan	Non-Qualified Retirement Income Plan	Retirement Income Plan	Non-Qualified Retirement Income Plan
Change in benefit obligation:
Benefit obligation at beginning of year	$(130,754)	$(19,185)	$(114,166)	$(18,434)
Service cost	(3,812)	—	(3,359)	—
Interest cost	(8,403)	(1,207)	(7,867)	(1,257)
Actuarial loss (1)	(11,513)	(1,074)	(9,168)	(1,146)
Benefits paid	4,304	1,650	4,045	1,652
Plan amendments (2)	—	—	(239)	—

Benefit obligation at end of year	(150,178)	(19,816)	(130,754)	(19,185)

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	72,466	—	81,559	—
Actual gain/(loss) on plan assets	11,106	—	(9,112)	—
Employer contribution	8,290	1,650	4,064	1,652
Benefits paid	(4,304)	(1,650)	(4,045)	(1,652)

Fair value of plan assets at end of year	87,558	—	72,466	—

Funded status	(62,620)	(19,816)	(58,288)	(19,185)
Unrecognized net loss	52,613	3,029	46,389	1,970
Intangible asset	196	—	218	—
Balance of additional liability (3)	(23,373)	(3,029)	(20,220)	(1,970)

Accrued benefit liability	$(33,184)	$(19,816)	$(31,901)	$(19,185)

(1)	Represents a decrease in the discount rate.

(2)	Represents changes in accordance with the Economic Growth and Tax Relief Reconciliation Act of 2001.

(3)	As necessary, an additional liability is included in the accrued benefit liability if the accumulated benefit obligation exceeds the fair value of plan assets. The accumulated benefit obligation is an alternative measure of the retirement plans obligations. It is calculated similar to the above benefit obligation, except that current or past compensation levels, instead of future compensation levels, are used to determine retirement plans benefits. The additional liability is calculated at the end of each fiscal year and any change in it is recorded as a component of other comprehensive income (loss). Other comprehensive income (loss) includes ($4,234) and ($21,148) for 2003 and 2002, respectively.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Weighted average actuarial assumptions used in determining the actuarial present value of the benefit obligations are as follows:

	2003		2002
	Retirement Income Plan	Non-Qualified Retirement Income Plan	Retirement Income Plan	Non-Qualified Retirement Income Plan
Discount rate	6.00%	6.00%	6.50%	6.50%
Expected return on plan assets	8.50%	N/A	8.50%	N/A
Rate of compensation increase	5.00%	N/A	5.00%	N/A

Amounts recognized in the Company’s balance sheet consist of the following (in thousands):

	2003		2002
	Retirement Income Plan	Non-Qualified Retirement Income Plan	Retirement Income Plan	Non-Qualified Retirement Income Plan
Prepaid benefit cost	$—	$—	$—	$—
Accrued benefit cost	(9,811)	(16,787)	(11,681)	(17,215)
Balance of additional liability	(23,373)	(3,029)	(20,220)	(1,970)
Intangible assets	196	—	218	—
Accumulated other comprehensive income	23,177	3,029	20,002	1,970

Net amount recognized	$(9,811)	$(16,787)	$(11,681)	$(17,215)

The accumulated benefit obligation for the retirement plans was $140.6 million and $123.6 million at December 31, 2003 and 2002, respectively.

The accumulated benefit obligation in excess of plan assets are as follows (in thousands):

	2003		2002
	Retirement Income Plan	Non-Qualified Retirement Income Plan	Retirement Income Plan	Non-Qualified Retirement Income Plan
Projected benefit obligation	$(150,178)	$(19,816)	$(130,754)	$(19,185)
Accumulated benefit obligation	(120,742)	(19,816)	(104,367)	(19,185)
Fair value of plan assets	87,558	—	72,466	—

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net periodic benefit cost is made up of the components listed below as determined using the projected unit credit actuarial cost method (in thousands):

	Years Ended December 31,
	2003	2002	2001
Components of net periodic benefit cost:
Service cost	$3,812	$3,359	$3,085
Interest cost	9,610	9,124	8,641
Expected return on plan assets	(7,536)	(7,761)	(7,673)
Amortization of:
Unrecognized gain	1,736	—	—
Unrecognized prior service cost	21	21	—

Net periodic benefit cost	$7,643	$4,743	$4,053

Weighted average actuarial assumptions used in determining the net periodic benefit costs are as follows:

	2003	2002	2001
Discount rate	6.50%	7.00%	7.25%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	5.00%	5.00%	5.00%

The Company’s overall expected long-term rate of return on assets is 8.50%, which is both a pre-tax and after-tax rate as pension funds are generally not subject to income tax. The expected long-term rate of return is based on the sum of the expected returns on individual asset categories with a target asset allocation of 65% equity and 35% debt securities. The expected returns for equity securities are based on historical risk premiums above the current fixed income rate, while the expected returns for the debt securities are based on the portfolio’s yield to maturity.

Given recent market conditions, the Company has emphasized capital preservation and therefore, the asset allocations at December 31, 2003 and 2002 do not reflect the targeted long-term asset allocation which remains unchanged. The Company’s Retirement Plan weighted-average asset allocations at December 31, 2003 and 2002, by asset category are as follows:

	December 31,
	2003	2002
Asset Category:
Equity securities	41%	44%
Debt securities	35	46
Cash equivalents	24	10

Total	100%	100%

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s investment goals for the Retirement Plan are to maximize returns subject to specific risk management policies. Its risk management policies permit investments in equity and debt securities, mutual funds and cash/cash equivalents and prohibit direct investments in fixed income derivatives, foreign debt securities, real estate or commingled funds, private placements and tax-exempt debt of state and local governments. The Company addresses diversification by the use of mutual fund investments whose underlying investments are in domestic and international equity securities and domestic fixed income securities. The liquidity of these funds is enhanced through the purchase of highly marketable securities.

The Company expects to contribute $7.6 million to its retirement plans in 2004. Contributions for the Retirement Plan are based on the minimum funding amounts required by the Department of Labor and IRS as actuarially calculated.

Other Postretirement Benefits

The Company provides certain health care benefits for retired employees and their eligible dependents and life insurance benefits for retired employees only. Substantially all of the Company’s employees may become eligible for those benefits if they retire while working for the Company. Those benefits are accounted for under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” In accordance with SFAS No. 106, the 2003, 2002 and 2001 net periodic benefit cost includes amortization of unrecognized net gains or losses which exceeded 10% of the benefit obligation at the beginning of the year in which they occurred. The amortization reflects the excess divided by the average remaining service period of active employees expected to receive benefits. Unrecognized gains or losses on investment assets of the plans are not amortized. Contributions from the Company are based on the funding amounts required by the Texas Commission in the Texas Rate Stipulation. The assets of the plan are invested in equity securities, debt securities, and cash equivalents and are managed by professional investment managers appointed by the Company. The Company uses a measurement date of December 31 for its other postretirement benefits plan.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) became law in the United States. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. In accordance with FASB Staff Position FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” the Company has elected to defer recognition of the effects of the Act in any measures of the benefit obligation or cost. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the Company to change previously reported information. Currently, the Company cannot predict whether it will need to amend its plan to benefit from the Act. In 2003, the Company adopted SFAS No. 132 revised, which expands the disclosure requirements of SFAS No. 132.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts recognized in the Company’s balance sheets and the funded status of the plan at December 31, 2003 and 2002 are presented below (in thousands):

	December 31,
	2003	2002
Change in benefit obligation:
Benefit obligation at beginning of year	$(96,561)	$(88,506)
Service cost	(3,915)	(3,118)
Interest cost	(6,468)	(5,692)
Actuarial loss (1)	(13,525)	(1,093)
Retirees’ contributions	(310)	(297)
Benefits paid	2,597	2,145

Benefit obligation at end of year	(118,182)	(96,561)

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	16,716	16,233
Actual gain (loss) on plan assets	3,055	(1,091)
Employer contribution	3,422	3,422
Retirees’ contributions	310	297
Benefits paid	(2,597)	(2,145)

Fair value of plan assets at end of year	20,906	16,716

Funded status	(97,276)	(79,845)
Unrecognized net (gain) loss	2,766	(8,724)

Accrued benefit liability	$(94,510)	$(88,569)

(1)	Represents a decrease in the discount rate.

Amounts recognized in the Company’s balance sheet consist of accrued postretirement costs of $94.5 million and $88.6 million for 2003 and 2002, respectively.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net periodic benefit cost is made up of the components listed below (in thousands):

	Years Ended December 31,
	2003	2002	2001
Components of net periodic benefit cost:
Service cost	$3,915	$3,118	$3,170
Interest cost	6,468	5,692	5,548
Expected return on plan assets	(1,020)	(999)	(942)
Amortization of unrecognized gain	—	(794)	(1,164)

Net periodic benefit cost	$9,363	$7,017	$6,612

Weighted average assumptions are as follows:

	2003	2002	2001
Discount rate	6.00%	6.50%	7.00%
Expected return on plan assets, after-tax	5.90%	5.90%	5.90%
Rate of compensation increase	5.00%	5.00%	5.00%

For measurement purposes, a 9.6% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2004; the rate was assumed to decrease gradually to 6% for 2006 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. The effect of a 1% change in these assumed health care cost trend rates would increase or decrease the benefit obligation by $20.1 million or $15.9 million, respectively. In addition, such a 1% change would increase or decrease the aggregate service and interest cost components of net periodic benefit cost by $1.9 million or $1.5 million, respectively.

The Company’s overall expected long-term rate of return on assets, on an after-tax basis, is 5.90%. This return is based on the sum of the expected returns on individual asset categories with a target asset allocation of 60% equity and 40% debt securities. The expected returns for equity securities are based on historical risk premiums above the current fixed income rate, while the expected returns for the debt securities are based on the portfolio’s yield to maturity.

Given recent market conditions, the Company has emphasized capital preservation and therefore, the asset allocations at December 31, 2003 and 2002 do not reflect the targeted long-term asset allocation which remains unchanged. The Company’s other postretirement benefits plan weighted average asset allocations at December 31, 2003 and 2002, by asset category are as follows:

	December 31,
	2003	2002
Asset Category:
Equity securities	54%	55%
Debt securities	33	36
Cash equivalents	13	9

Total	100%	100%

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s investment goals for the postretirement benefits plan are to maximize returns subject to specific risk management policies. Its risk management policies permit investments in equity and debt securities, mutual funds and cash/cash equivalents and prohibit direct investments in fixed income derivatives, foreign debt securities, real estate or commingled funds and private placements. The Company’s investment policies and strategies for the postretirement benefits plan are based on target allocations for individual asset categories. The Company addresses diversification by the use of mutual fund investments whose underlying investments are in domestic and international equity securities and domestic fixed income securities. The liquidity of these funds is enhanced through the purchase of highly marketable securities.

The Company expects to contribute $3.4 million to its other postretirement benefits plan in 2004.

All Employee Cash Bonus Plan

The All Employee Cash Bonus Plan (the “Bonus Plan”), was established to reward employees for their contribution in helping the Company attain its corporate goals. Eligible employees below manager level would receive a cash bonus if the Company attained established levels of safety, customer satisfaction and financial results during 2003. The Company was able to attain the required minimum levels of improvement in safety performance measures for 2003 and 2002 and quarterly safety bonuses totaling $0.7 million and $1.0 million, respectively, were expensed. However, the financial goal had to be met before any bonus amounts would be paid relating to customer satisfaction and financial results. The Company was unable to attain the required minimum level of improvement for the financial goal for 2003 and 2002. As a result, the Company did not pay a cash bonus relating to customer satisfaction and financial results for 2003 and 2002. The Company expensed in 2001 approximately $3.7 million in cash bonuses. The Company has renewed the Bonus Plan in 2004 with similar goals.

L. Franchises and Significant Customers

City of El Paso Franchise

The Company’s major franchise is with the City of El Paso, Texas (“City”). The franchise agreement includes a 2% annual franchise fee (approximately $7.7 million per year currently) and provides an arrangement for the Company’s utilization of public rights-of-way necessary to serve its retail customers within the City. The franchise with the City extends through August 1, 2005.

In a provision of the franchise agreement, the City has an option to acquire all of the non-cash assets of the Company at the end of the term of the franchise on August 1, 2005, at a purchase price equal to the fair market value of the assets (measured on a cost of reproduction basis) on the date one year prior to the end of the term. The purchase price is then subject to certain adjustments to roll the

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

value of the assets forward to the end of the term. If the City wishes to exercise its option, it must deliver written notice to the Company one year prior to the expiration of the franchise term.

Las Cruces Franchise

In February 2000, the Company and Las Cruces entered into a seven-year franchise agreement with a 2% annual franchise fee (approximately $1.1 million per year currently) for the provision of electric distribution service. Las Cruces is prohibited during this seven-year period from taking any action to condemn or otherwise attempt to acquire the Company’s distribution system, or attempt to operate or build its own electric distribution system. Las Cruces will have a 90-day non-assignable option at the end of the Company’s seven-year franchise agreement to purchase the portion of the Company’s distribution system that serves Las Cruces at a purchase price of 130% of the Company’s book value at that time. If Las Cruces exercises this option, it is prohibited from reselling the distribution assets for two years. If Las Cruces fails to exercise this option, the franchise and standstill agreements will be extended for an additional two years.

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

M. Financial Instruments and Investments

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of the Company’s long-term debt and financing obligations, including the current portion thereof, are based on estimated market prices for similar issues at December 31, 2003 and 2002 and are presented below (in thousands):

	2003		2002
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
First Mortgage Bonds	$395,366	$447,662	$434,726	$451,800
Pollution Control Bonds	193,135	201,700	193,135	194,667
Nuclear Fuel Financing (1)	42,176	42,176	47,216	47,216

Total	$630,677	$691,538	$675,077	$693,683

(1)	The interest rate on the Company’s financing for nuclear fuel purchases is reset every quarter to reflect current market rates. Consequently, the carrying value approximates fair value.

As of January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” including any effective implementation guidance discussed by the Financial Accounting Standards Board’s (the “FASB”) Derivatives Implementation Group. This standard requires the recognition of derivatives as either assets or liabilities in the balance sheet with measurement of those instruments at fair value. Any changes in the fair value of these instruments are recorded in earnings or other comprehensive income.

The Company uses commodity contracts to manage its exposure to price and availability risks for fuel purchases and power sales and purchases and these contracts generally have the characteristics of derivatives. The Company does not trade or use these instruments with the objective of earning financial gains on the commodity price fluctuations. The Company has determined that all such contracts, except for certain natural gas commodity contracts with optionality features, that had the characteristics of derivatives met the “normal purchases and normal sales” exception provided in SFAS No. 133, and, as such, were not required to be accounted for as derivatives pursuant to SFAS No. 133 and other guidance.

The Company determined that certain of its natural gas commodity contracts with optionality features are not eligible for the normal purchases exception and, therefore, are required to be accounted for as derivative instruments pursuant to SFAS No. 133. However, as of December 31, 2003, the variable, market-based pricing provisions of existing gas contracts are such that these derivative instruments have no significant fair value.

The fair value of the Company’s marketable securities at December 31, 2003 was $80.5 million. Gross unrealized losses on marketable securities and the fair value of the related securities, aggregated

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003, were as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities:
U.S. Treasury Obligations and Direct Obligations of U.S. Government Agencies	$344	$(8)	$497	$(41)	$841	$(49)
Federal Agency Mortgage Backed Securities	782	(9)	—	—	782	(9)
Municipal Obligations	2,710	(29)	642	(23)	3,352	(52)
Corporate Obligations	1,221	(26)	—	—	1,221	(26)

Total debt securities	5,057	(72)	1,139	(64)	6,196	(136)
Common stock	4,960	(244)	3,248	(810)	8,208	(1,054)

Total temporarily impaired securities	$10,017	$(316)	$4,387	$(874)	$14,404	$(1,190)

The total impaired securities are comprised of approximately fifty investments that are in an unrealized loss position. The Company monitors the length of time the investment trades below its cost basis along with the amount and percentage of the unrealized loss in determining if a decline in fair value of marketable securities below original cost is determined to be other than temporary. In addition, the Company will research the future prospects of individual securities as necessary. As a result of these factors, as well as the Company’s intent and ability to hold these investments until their market price recovers, these investments are not considered other-than-temporarily impaired. During the years ended December 31, 2003, 2002 and 2001, the Company recognized other than temporary impairment losses of marketable securities of $0.6 million, $2.7 million and $1.8 million, respectively.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

N. Supplemental Statements of Cash Flows Disclosures

	Years Ended December 31,
	2003	2002	2001
	(In thousands)
Cash paid for:
Interest on long-term debt and financing obligations	$51,596	$55,785	$61,067
Income taxes	17,660	15,133	3,550
Other interest	12	16	23

Non-cash investing and financing activities:
Grants of restricted shares of common stock	724	1,586	2,597
Remeasurements of options	—	240	430
Change in estimate of decommissioning liability capitalized to electric plant in service	—	—	1,795
Change in federal and state deferred tax valuation allowance credited to capital in excess of stated value (1)	295	2,308	4,046
Plant in service acquired through incurring obligation subject to a service agreement	8,139	—	—

(1)	See Note H.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

O. Selected Quarterly Financial Data (Unaudited)

	2003 Quarters				2002 Quarters
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	(In thousands except for share data)
Operating revenues (1)	$156,953	$197,425	$162,498	$147,486	$153,798	$206,068	$181,022	$149,197
Operating income (loss)	16,786	28,600	19,295	15,534	(95)	48,187	35,448	27,067
Income (loss) before cumulative effect of accounting change	2,259	11,246	4,995	2,116	(8,705)	19,503	12,318	5,851
Cumulative effect of accounting change, net of tax	—	—	—	39,635	—	—	—	—
Net income (loss)	2,259	11,246	4,995	41,751	(8,705)	19,503	12,318	5,851
Basic earnings per share:
Income (loss) before cumulative effect of accounting change	0.05	0.23	0.10	0.04	(0.18)	0.39	0.25	0.12
Cumulative effect of accounting change, net of tax	—	—	—	0.81	—	—	—	—
Net income (loss)	0.05	0.23	0.10	0.85	(0.18)	0.39	0.25	0.12
Diluted earnings per share:
Income (loss) before cumulative effect of accounting change	0.05	0.23	0.10	0.04	(0.18)	0.39	0.24	0.12
Cumulative effect of accounting change, net of tax	—	—	—	0.80	—	—	—	—
Net income (loss)	0.05	0.23	0.10	0.84	(0.18)	0.39	0.24	0.12

(1)	Operating revenues are seasonal in nature, with the peak sales periods generally occurring during the summer months. Comparisons among quarters of a year may not represent overall trends and changes in operations.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2003, (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures (as required by paragraph (b) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15) were adequate and designed to ensure that material information relating to the Company and the Company’s consolidated subsidiary would be made known to them by others within those entities.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting in connection with the evaluation required by paragraph (d) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15, that occurred during the quarter ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information regarding directors is incorporated herein by reference from the Company’s definitive proxy statement for the 2004 Annual Meeting of Shareholders (the “2004 Proxy Statement”). Information regarding executive officers of the Company, included herein under the caption “Executive Officers of the Registrant” in Part I, Item 1 above, is incorporated herein by reference.

Item 11.	Executive Compensation

Incorporated herein by reference from the 2004 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Incorporated herein by reference from the 2004 Proxy Statement.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,171,454	$10.36	694,775
Equity compensation plans not approved by security holders	—	—	—

Total	2,171,454	$10.36	694,775

Item 13.	Certain Relationships and Related Transactions

Incorporated herein by reference from the 2004 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

Incorporated herein by reference from the 2004 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Documents filed as a part of this report:

Page
1.	Financial Statements:

	See Index to Financial Statements	38

2.	Financial Statement Schedules:

All schedules are omitted as the required information is not applicable or is included in the financial statements or related notes thereto.

3.	Exhibits

Certain of the following documents are filed herewith. Certain other of the following exhibits have heretofore been filed with the Securities and Exchange Commission, and, pursuant to Rule 12b-32 and Regulation 201.24, are incorporated herein by reference.

INDEX TO EXHIBITS

Exhibit Number		Title

Exhibit 3 – Articles of Incorporation and Bylaws:

3.01	–	Restated Articles of Incorporation of the Company, dated February 7, 1996 and effective February 12, 1996. (Exhibit 3.01 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

3.01-01	–	Statement of Resolution Establishing Series of Preferred Stock, dated February 7, 1996 and effective February 12, 1996, amending Exhibit 3.01. (Exhibit 3.01-01 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

3.02	–	Bylaws of the Company, dated February 6, 1996. (Exhibit 3.02 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)
Exhibit 4 – Instruments Defining the Rights of Security Holders, including Indentures:

4.01	–	General Mortgage Indenture and Deed of Trust, dated as of February 1, 1996, and First Supplemental Indenture, dated as of February 1, 1996, including form of Series A through H First Mortgage Bonds. (Exhibit 4.01 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

4.01-01	–	Second Supplemental Indenture, dated as of August 19, 1997, to Exhibit 4.01. (Exhibit 4.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997)

4.02	–	Reserved

4.03	–	Indenture of Trust, dated as of July 1, 1994, between Maricopa County, Arizona Pollution Control Corporation and Texas Commerce Bank National Association, as Trustee, related to $63,500,000 principal amount of Maricopa County, Arizona Pollution Control Corporation Adjustable Tender Pollution Control Revenue Bonds, 1994 Series A (El Paso Electric Company Palo Verde Project). (Exhibit 4.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994)

4.03-01	–	Supplemental Indenture of Trust No. 1, dated as of December 12, 1995, related to Exhibit 4.03, including form of bond. (Exhibit 4.03-01 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

4.04	–	Loan Agreement, dated as of July 1, 1994, between Maricopa County, Arizona Pollution Control Corporation and the Company, related to the Pollution Control Bonds referred to in Exhibit 4.03. (Exhibit 4.02 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994)

4.04-01	–	Supplemental Loan Agreement No. 1, dated as of February 12, 1996, related to

Exhibit 4.04. (Exhibit 4.04-01 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

4.05	–	Remarketing Agreement, dated as of July 1, 1994, between the Company and Smith Barney Inc., related to the Pollution Control Bonds referred to in Exhibit 4.03. (Exhibit 4.04 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994)

4.05-01	–	Amendment Agreement, dated August 16, 2000, to Exhibits 4.05, 4.11 and 4.21. (Exhibit 4.05-01 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

4.06	–	Tender Agreement, dated as of July 1, 1994, between the Company and Smith Barney Inc., related to the Pollution Control Bonds referred to in Exhibit 4.03. (Exhibit 4.05 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994)

4.07	–	Ordinance No. 94-1018 adopted by the City Council of the City of Farmington, New Mexico, on October 18, 1994, authorizing and providing for the issuance by the City of Farmington, New Mexico, of $33,300,000 principal amount of its Adjustable Tender Pollution Control Revenue Refunding Bonds, 1994 Series A (El Paso Electric Company Four Corners Project). (Exhibit 4.07 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994)

4.07-01	–	Ordinance No. 96-1035 adopted by the City Council of the City of Farmington, New Mexico, on January 23, 1996 as Supplemental Ordinance No. 1, related to Exhibit 4.07. (Exhibit 4.07-01 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

4.08	–	Resolution No. 94-798 adopted by the City Council of the City of Farmington, New Mexico, on October 18, 1994, relating to the issuance of the Pollution Control Bonds referred to in Exhibit 4.07. (Exhibit 4.08 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994)

4.09	–	Amended and Restated Installment Sale Agreement, dated as of November 1, 1994, between the Company and the City of Farmington, New Mexico, relating to the Pollution Control Bonds referred to in Exhibit 4.07. (Exhibit 4.09 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994)

4.10	–	Representation and Indemnity Agreement, dated as of October 31, 1994, between the Company, the City of Farmington, New Mexico, and Smith Barney Inc., relating to the Pollution Control Bonds referred to in Exhibit 4.07. (Exhibit 4.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994)

4.11	–	Remarketing Agreement, dated as of November 1, 1994, between the Company and Smith Barney Inc., relating to the Pollution Control Bonds referred to in Exhibit 4.07. (Exhibit 4.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994)

4.12	–	Tender Agreement, dated as of November 1, 1994, between the Company and Smith Barney Inc., relating to the Pollution Control Bonds referred to in Exhibit 4.07. (Exhibit 4.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994)

4.13	–	Reserved

4.14	–	Loan Agreement, dated as of December 1, 1984, between Maricopa County, Arizona Pollution Control Corporation and the Company, relating to $37,100,000 principal amount of Maricopa County, Arizona Pollution Control Corporation Pollution Control Refunding Revenue Bonds, 1984 Series E (El Paso Electric Company Palo Verde Project). (Exhibit 4.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1984)

4.14-01	–	Supplemental Loan Agreement, dated as of June 1, 1986, to Exhibit 4.14. (Exhibit 4.29-01 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1986)

4.14-02	–	Supplemental Loan Agreement No. 3, dated as of February 12, 1996, to Exhibit 4.14. (Exhibit 4.14-02 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

4.15	–	Trust Indenture, dated as of December 1, 1984, by and between Maricopa County, Arizona Pollution Control Corporation and MBank El Paso, National Association, as Trustee, securing the Pollution Control Refunding Revenue Bonds referred to in Exhibit 4.14. (Exhibit 4.27-01 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1984)

4.15-01	–	Supplemental Trust Indenture No. 2, dated as of June 1, 1986, to Exhibit 4.15. (Exhibit 4.29-03 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1986)

4.15-02	–	Supplemental Trust Indenture No. 3, dated as of May 6, 1994, to Exhibit 4.15. (Exhibit 4.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994)

4.15-03	–	Supplemental Trust Indenture No. 4, dated as of November 30, 1995, to Exhibit 4.15, including form of bond. (Exhibit 4.15-03 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

4.16	–	Indexing Agent’s Agreement among Maricopa County, Arizona Pollution Control Corporation, the Company and Smith Barney, Harris Upham & Co., Incorporated, relating to the Pollution Control Refunding Revenue Bonds referred to in Exhibit 4.14. (Exhibit 4.27-03 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1984)

4.17	–	Remarketing Agent Agreement, dated as of May 6, 1994, between Smith Barney Shearson Inc., and the Company, relating to the Pollution Control Refunding Revenue Bonds referred to in Exhibit 4.14. (Exhibit 4.02 to the Company’s

Quarterly Report on Form 10-Q for the quarter ended June 30, 1994)

4.17-01	–	Amendment Agreement, dated August 16, 2000, to Exhibit 4.17. (Exhibit 4.17-01 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

4.18	–	Loan Agreement, dated as of February 12, 1996, between Maricopa County, Arizona Pollution Control Corporation and the Company, relating to $59,235,000 principal amount of Maricopa County, Arizona Pollution Control Corporation Pollution Control Refunding Revenue Bonds, 1985 Series A (El Paso Electric Company Palo Verde Project). (Exhibit 4.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

4.19	–	Indenture of Trust, dated as of February 12, 1996, by and between Maricopa County, Arizona Pollution Control Corporation and Texas Commerce Bank National Association, as Trustee, relating to the Pollution Control Refunding Revenue Bonds referred to in Exhibit 4.18. (Exhibit 4.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

4.20	–	Tender Agent Agreement, dated as of February 12, 1996, between the Company and Smith Barney Inc., relating to the Pollution Control Refunding Revenue Bonds referred to in Exhibit 4.18. (Exhibit 4.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

4.21	–	Remarketing Agent Agreement, dated as of February 12, 1996, between the Company and Smith Barney Inc., relating to the Pollution Control Refunding Revenue Bonds referred to in Exhibit 4.18. (Exhibit 4.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

4.22	–	Ordinance No. 2002-1134 adopted by the City Council of Farmington, New Mexico on July 9, 2002 authorizing and providing for the issuance by the City of Farmington, New Mexico of $33,300,000 principal amount of its Pollution Control Revenue Refunding Bonds, 2002 Series A (El Paso Electric Company Four Corners Project). (Exhibit 4.22 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

4.23	–	Tender Agreement dated August 1, 2002, between the Company and Salomon Smith Barney Inc. relating to the Pollution Control Bonds referred to in Exhibit 4.22. (Exhibit 4.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

4.24	–	Remarketing Agreement dated August 1, 2002, between the Company and Salomon Smith Barney Inc., relating to the Pollution Control Bonds referred to in Exhibit 4.22. (Exhibit 4.24 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

4.25	–	Amended and Restated Installment Sale Agreement dated August 1, 2002, between the Company and the City of Farmington, New Mexico, relating to the Pollution Control Bonds referred to in Exhibit 4.22. (Exhibit 4.25 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

4.26	–	Indenture of Trust dated August 1, 2002, between Maricopa County, Arizona Pollution Control Corporation and JPMorgan Chase Bank, as trustee, relating to $37,100,000 principal amount of Maricopa County, Arizona Pollution Control Refunding Revenue Bonds, 2002 Series A (El Paso Electric Company Palo Verde Project). (Exhibit 4.26 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

4.27	–	Loan Agreement dated August 1, 2002, between Maricopa County, Arizona Pollution Control Corporation and the Company, relating to the Pollution Control Bonds referred to in Exhibit 4.26. (Exhibit 4.27 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

4.28	–	Remarketing Agreement dated August 1, 2002, between the Company and Salomon Smith Barney Inc., relating to the Pollution Control Bonds referred to in Exhibit 4.26. (Exhibit 4.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

4.29	–	Tender Agreement dated August 1, 2002, between the Company and Salomon Smith Barney Inc., relating to the Pollution Control Bonds referred to in Exhibit 4.26. (Exhibit 4.29 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

Exhibit 10 – Material Contracts:

10.01	–	Co-Tenancy Agreement, dated July 19, 1966, and Amendments No. 1 through 5 thereto, between the Participants of the Four Corners Project, defining the respective ownerships, rights and obligations of the Parties. (Exhibit 10.01 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

10.01-01	–	Amendment No. 6, dated February 3, 2000, to Exhibit 10.01. (Exhibit 10.01-01 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.02	–	Supplemental and Additional Indenture of Lease, dated May 27, 1966, including amendments and supplements to original Lease Four Corners Units 1, 2 and 3, between the Navajo Tribe of Indians and Arizona Public Service Company, and including new Lease Four Corners Units 4 and 5, between the Navajo Tribe of Indians and Arizona Public Service Company, the Company, Public Service Company of New Mexico, Salt River Project Agricultural Improvement and Power District, Southern California Edison Company and Tucson Gas & Electric Company. (Exhibit 4-e to Registration Statement No. 2-28692 on Form S-9)

10.02-01	–	Amendment and Supplement No. 1, dated March 21, 1985, to Exhibit 10.02. (Exhibit 19.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1985)

10.03	–	El Paso Electric Company 1996 Long-Term Incentive Plan. (Exhibit 4.1 to Registration Statement No. 333-17971 on Form S-8)

10.04	–	Four Corners Project Operating Agreement, dated May 15, 1969, between Arizona Public Service Company, the Company, Public Service Company of New Mexico,

Salt River Project Agricultural Improvement and Power District, Southern California Edison Company and Tucson Gas & Electric Company, and Amendments 1 through 10 thereto. (Exhibit 10.04 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

10.04-01	–	Amendment No. 11, dated May 23, 1997, to Exhibit 10.04. (Exhibit 10.04-01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997)

10.04-02	–	Amendment No. 12, dated February 3, 2000, to Exhibit 10.04. (Exhibit 10.04-02 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.05	–	Arizona Nuclear Power Project Participation Agreement, dated August 23, 1973, between Arizona Public Service Company, Public Service Company of New Mexico, Salt River Project Agricultural Improvement and Power District, Tucson Gas & Electric Company and the Company, describing the respective participation ownerships of the various utilities having undivided interests in the Arizona Nuclear Power Project and in general terms defining the respective ownerships, rights, obligations, major construction and operating arrangements of the Parties, and Amendments No. 1 through 13 thereto. (Exhibit 10.05 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

10.05-01	–	Amendment No. 14, dated June 20, 2000, to Exhibit 10.05. (Exhibit 10.05-01 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.06	–	ANPP Valley Transmission System Participation Agreement, dated August 20, 1981, and Amendments No. 1 and 2 thereto. APS Contract No. 2253-419.00. (Exhibit 10.06 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

10.07	–	Arizona Nuclear Power Project High Voltage Switchyard Participation Agreement, dated August 20, 1981. APS Contract No. 2252-419.00. (Exhibit 20.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1981)

10.07-01	–	Amendment No. 1, dated November 20, 1986, to Exhibit 10.07. (Exhibit 10.11-01 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1986)

10.08	–	Firm Palo Verde Nuclear Generating Station Transmission Service Agreement, between Salt River Project Agricultural Improvement and Power District and the Company, dated October 18, 1983. (Exhibit 19.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1983)

10.09	–	Trust Agreement, dated as of May 1, 1980, between The Bank of New York, as Beneficiary, and First Security Bank of Utah, N.A., and Robert S. Clark, as Owner Trustees, establishing a trust designated as El Paso Electric Company (1980) Equipment Trust No. 2. (Exhibit 5-p-1 to Registration Statement No. 2-68414 on Form S-7)

10.10	–	Trust Indenture, dated as of May 1, 1980, between The Connecticut Bank and Trust Company, as Indenture Trustee, and First Security Bank of Utah, N.A., and

Robert S. Clark, Owner Trustees. (Exhibit 5-p-2 to Registration Statement No. 2-68414 on Form S-7)

10.11	–	Reserved

10.12	–	Participation Agreement, dated as of May 1, 1980, among the Company, as Lessee, The Bank of New York, as Beneficiary, First Security Bank of Utah, N.A., and Robert S. Clark, as Owner Trustees, The Connecticut Bank and Trust Company, as Indenture Trustee, Franklin Life Insurance Company, Woodmen of the World Life Insurance Society, Minnesota Mutual Life Insurance Company, MacCabees Mutual Life Insurance Company and Mutual Service Insurance Company, as Lenders, pertaining to Exhibit 10.11. (Exhibit 5-p-4 to Registration Statement No. 2-68414 on Form S-7)

10.13	–	Interconnection Agreement, as amended, dated December 8, 1981, between the Company and Southwestern Public Service Company, and Service Schedules A through F thereto. (Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

10.13-01	–	Letter Agreement, dated December 19, 1996, modifying Service Schedule E, relating to Exhibit 10.13. (Exhibit 10.13-01 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996)

10.14	–	Amrad to Artesia 345 KV Transmission System and DC Terminal Participation Agreement, dated December 8, 1981, between the Company and Texas-New Mexico Power Company, and the First through Third Supplemental Agreements thereto. (Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

10.15	–	Interconnection Agreement and Amendment No. 1, dated July 19, 1966, between the Company and Public Service Company of New Mexico. (Exhibit 19.01 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1982)

10.16	–	Southwest New Mexico Transmission Project Participation Agreement, dated April 11, 1977, between Public Service Company of New Mexico, Community Public Service Company and the Company, and Amendments 1 through 5 thereto. (Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

10.16-01	–	Amendment No. 6, dated as of June 17, 1999, to Exhibit 10.16. (Exhibit 10.09 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

10.17	–	Tucson-El Paso Power Exchange and Transmission Agreement, dated April 19, 1982, between Tucson Electric Power Company and the Company. (Exhibit 19.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1982)

10.18	–	Southwest Reserve Sharing Group Participation Agreement, dated January 1, 1998, between the Company, Arizona Electric Power Cooperative, Arizona Public Service Company, City of Farmington, Los Alamos County, Nevada Power Company,

Plains Electric G&T Cooperative, Inc., Public Service Company of New Mexico, Tucson Electric Power and Western Area Power Administration. (Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)

10.19	–	Arizona Nuclear Power Project Transmission Project Westwing Switchyard Amended Interconnection Agreement, dated August 14, 1986, between The United States of America; Arizona Public Service Company; Department of Water and Power of the City of Los Angeles; Nevada Power Company; Public Service Company of New Mexico; Salt River Project Agricultural Improvement and Power District; Tucson Electric Power Company; and the Company. (Exhibit 10.72 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1986)

10.20	–	Form of Indemnity Agreement, between the Company and its directors and officers. (Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

10.21	–	Interchange Agreement, executed April 14, 1982, between Comision Federal de Electricidad and the Company. (Exhibit 19.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1991)

10.22	–	Credit Agreement, dated as of February 12, 1996, as amended and restated as of February 8, 1999, between the Company, Chase Manhattan Bank, as agent, and Chase Bank of Texas, National Association, as Trustee. (Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)

10.22-01	–	Amendment Agreement, dated as of February 8, 1999, to Exhibit 10.24. (Exhibit 10.24-01 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)

10.23	–	Restatement of Decommissioning Trust Agreement, dated as of February 12, 1996, between the Company and Boatmen’s Trust Company of Texas, as Decommissioning Trustee for Palo Verde Unit 1. (Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

10.24	–	Restatement of Decommissioning Trust Agreement, dated as of February 12, 1996, between the Company and Boatmen’s Trust Company of Texas, as Decommissioning Trustee for Palo Verde Unit 2. (Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

10.25	–	Restatement of Decommissioning Trust Agreement, dated as of February 12, 1996, between the Company and Boatmen’s Trust Company of Texas, as Decommissioning Trustee for Palo Verde Unit 3. (Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

10.26	–	Spent Fuel Trust Agreement, dated as of February 12, 1996, between the Company and Boatmen’s Trust Company of Texas, as Spent Fuel Trustee. (Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

10.27	–	Trust Agreement, dated as of February 12, 1996, between the Company and Texas Commerce Bank National Association, as Trustee of the Rio Grande Resources

Trust II. (Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

10.28	–	Purchase Contract, dated as of February 12, 1996, between the Company and Texas Commerce Bank National Association, as Trustee of the Rio Grande Resources Trust II. (Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

10.29	–	Employment Agreement for Helen Knopp, dated April 30, 1999. (Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)

†10.30	–	Form of Change of Control Agreement between the Company and certain key officers of the Company. (Exhibit 10.05 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

††10.31	–	Form of Restricted Stock Award Agreement between the Company and certain key officers of the Company. (Exhibit 99.04 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

10.32	–	Form of Stock Option Agreement between the Company and certain key officers of the Company. (Exhibit 99.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

†††10.33	–	Form of Directors’ Restricted Stock Award Agreement between the Company and certain directors of the Company. (Exhibit 10.07 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

††††10.34	–	Form of Directors’ Stock Option Agreement between the Company and certain directors of the Company. (Exhibit 99.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)

10.35	–	El Paso Electric Company 1999 Long-Term Incentive Plan. (Exhibit 4.1 to Registration Statement No. 333-82129 on Form S-8)

10.36	–	Settlement Agreement, dated as of February 24, 2000, with the City of Las Cruces. (Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)

10.37	–	Franchise Agreement, dated April 3, 2000, between the Company and the City of Las Cruces. (Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)

10.38	–	Stock Option Agreements, dated as of January 1, 2001 and April 1, 2001, with Wilson K. Cadman. (Identical in all material respects to Exhibit 99.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997) (Exhibit 10.03 to Company’s Quarterly Report on Form 10-Q for quarter ended March 31, 2001)

10.39	–	Form of Directors’ Restricted Stock Award Agreement, dated as of May 10, 2001, between the Company and George W. Edwards, Jr. (Identical in all material respects to Exhibit 10.07 to the Company’s Quarterly Report on Form 10-Q for the

quarter ended June 30, 1999) (Exhibit 10.04 to Company’s Quarterly Report on Form 10-Q for quarter ended June 30, 2001)

10.40	–	Employment Agreement for Hector Puente, dated April 23, 2001. (Exhibit 10.07 to Company’s Quarterly Report on Form 10-Q for quarter ended June 30, 2001)

10.41	–	Form of Stock Option Agreement, dated as of April 23, 2001, between the Company and Hector Puente. (Identical in all material respects to Exhibit 99.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998) (Exhibit 10.08 to Company’s Quarterly Report on Form 10-Q for quarter ended June 30, 2001)

10.42	–	Stock Option Agreement, dated as of July 1, 2001, with Wilson K. Cadman. (Identical in all material respects to Exhibit 99.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997) (Exhibit 10.09 to Company’s Quarterly Report on Form 10-Q for quarter ended September 30, 2001)

10.43	–	Stock Option Agreement, dated as of October 1, 2001, with Mr. Wilson K. Cadman. (Identical in all material respects to Exhibit 99.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)

10.44	–	Stock Option Agreement, dated as of November 5, 2001, with Gary R. Hedrick. (Identical in all material respects to Exhibit 99.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

10.45	–	Stock Option Agreement, dated as of November 12, 2001, with Terry Bassham. (Identical in all material respects to Exhibit 99.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

10.46	–	Stock Option Agreement, dated as of November 26, 2001, with Julius F. Bates. (Identical in all material respects to Exhibit 99.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

10.47	–	Restricted Stock Award Agreement, dated as of November 8, 2001 between the Company and for Mr. Gary R. Hedrick. (Identical in all material respects to Exhibit 99.04 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

10.48	–	Credit Agreement dated as of February 12, 1996, as amended and restated as of February 8, 1999 and January 28, 2002, among the Company, JPMorgan Chase Bank as Trustee, the lenders party hereto and JPMorgan Chase Bank, as Administrative Agent, Collateral Agent, and Issuing Bank.

10.49	–	Stock Option Agreements, dated as of January 1, 2002 and April 1, 2002, with Wilson Cadman. (Identical in all material respects to Exhibit 99.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)

10.50	–	Stock Option Agreement, dated as of January 14, 2002, with Raul A. Carrillo, Jr. (Identical in all material respects to Exhibit 99.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

10.51	–	Shiprock – Four Corners Project 345 kV Switchyard Interconnection Agreement, dated March 6, 2002. APS Contract No. 51999. (Exhibit 10.06 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

10.52	–	Interconnection Agreement dated as of May 23, 2002, between the Company and the Public Service Company of New Mexico. (Exhibit 10.09 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

*10.52-01	–	First Amended and Restated Interconnection Agreement, dated October 9, 2003, to Exhibit 10.52.

Exhibit 21 – Subsidiaries of the Company:

21.01	–	MiraSol Energy Services, Inc., a Delaware corporation

Exhibit 23 – Consent of Experts:

*23.01	–	Consent of KPMG LLP (set forth on page 107 of this report)

Exhibit 24 – Power of Attorney:

*24.01	–	Power of Attorney (set forth on page 106 of this report)

*24.02	–	Certified copy of resolution authorizing signatures pursuant to power of attorney

*31.01	–	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.01	–	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99 – Additional Exhibits:

99.01	–	Agreed Order, entered August 30, 1995, by the Public Utility Commission of Texas. (Exhibit 99.31 to Registration Statement No. 33-99744 on Form S-1)

99.02	–	Stock Option Agreement, dated as of January 17, 1997, with David H. Wiggs, Jr. (Exhibit 99.04 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996)

99.03	–	Final Order, entered September 24, 1998, by the New Mexico Public Utility Commission. (Exhibit 99.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)

99.04	–	Final Order, entered June 8, 1999, by the Public Utility Commission of Texas. (Exhibit 99.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

99.05	–	Final Order, entered January 8, 2002, by the New Mexico Public Utility Commission. (Exhibit 99.05 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

99.06	–	News Release, dated as of December 5, 2002, by the El Paso Electric Company announcing settlement with the FERC Trial Staff. (Exhibit 99.01 to the Company’s Form 8-K, dated as of December 6, 2002)

99.07	–	“Stipulated Facts and Remedies,” dated as of December 5, 2002, to be filed by the FERC Trial Staff as part of its written testimony. (Exhibit 99.02 to the Company’s Form 8-K, dated as of December 6, 2002)

*	Filed herewith.

†	Ten agreements, dated as of February 7, 2002, substantially identical in all material respects to this Exhibit, have been entered into with Terry D. Bassham; J. Frank Bates; Raul A. Carrillo, Jr.; Gary R. Hedrick; Kathryn Hood; Helen Williams Knopp; Kerry B. Lore; Robert C. McNiel; Hector R. Puente; and Guillermo Silva; officers of the Company.

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

Two agreements, dated as of December 4, 2003, substantially identical in all respects to this Exhibit, have been entered into with Steven P. Busser and Scott D. Wilson; officers of the Company.

†††	In lieu of non-employee director cash compensation, twelve agreements, dated as of January 1, 2002; April 1, 2002; July 1, 2002; and October 1, 2002; substantially identical in all material respects to this Exhibit, have been entered into with Kenneth Heitz; Patricia Z. Holland-Branch; and Charles A. Yamarone; directors of the Company.

In lieu of non-employee director cash compensation, nine agreements, dated as of January 1, 2003; April 1, 2003; and July 1, 2003; substantially identical in all material respects to this Exhibit, have been entered into with Kenneth Heitz; Patricia Z. Holland-Branch; and Charles A. Yamarone; directors of the Company.

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

Yamarone; James A. Cardwell; and Wilson K. Cadman; directors of the Company.

In lieu of non-employee director cash compensation, four agreements dated as of October 1, 2003, substantially identical in all material respects to this Exhibit, have been entered into with James W. Cicconi; Kenneth R. Heitz; Patricia Z. Holland-Branch; and Charles A. Yamarone; directors of the Company.

In lieu of non-employee director cash compensation, three agreements, dated as of January 2, 2004, substantially identical in all material respects to this Exhibit, have been entered into with Kenneth R. Heitz; Patricia Z. Holland-Branch; and Charles A. Yamarone; directors of the Company.

††††	In lieu of non-employee director cash compensation, one agreement, dated as of October 1, 2000, substantially identical in all material respects to this Exhibit, has been entered into with Wilson K. Cadman; a director of the Company.

In lieu of non-employee director cash compensation, four agreements, dated as of July 1, 2002 and October 1, 2002, substantially identical in all material respects to this Exhibit, have been entered into with Wilson Cadman and Kenneth Heitz; directors of the Company.

In lieu of non-employee director cash compensation, four agreements, dated as of January 1, 2003 and April 1, 2003, substantially identical in all material respects to this Exhibit, have been entered into with Kenneth Heitz and Wilson K. Cadman; directors of the Company.

In lieu of non-employee director cash compensation, two agreements, dated as of July 1, 2003 and October 1, 2003, substantially identical in all material respects to this Exhibit, have been entered into with Wilson K. Cadman; director of the Company.

In lieu of non-employee director cash compensation, one agreement, dated as of January 2, 2004, substantially identical in all material respects to this Exhibit, has been entered into with Wilson K. Cadman; director of the Company.

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of 2003.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March 2004.

EL PASO ELECTRIC COMPANY

By:	/s/ GARY R. HEDRICK

Gary R. Hedrick President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ GARY R. HEDRICK (Gary R. Hedrick)	President and Chief Executive Officer (Principal Executive Officer) and Director	March 15, 2004

/s/ TERRY BASSHAM (Terry Bassham)	Executive Vice President, Chief Financial and Administrative Officer (Principal Financial Officer )	March 15, 2004

/s/ J. ROBERT BROWN (J. Robert Brown)	Director	March 15, 2004

/s/ WILSON K. CADMAN (Wilson K. Cadman)	Director	March 15, 2004

/s/ JAMES A. CARDWELL (James A. Cardwell)	Director	March 15, 2004

/s/ JAMES W. CICCONI (James W. Cicconi)	Director	March 15, 2004

/s/ GEORGE W. EDWARDS, JR. (George W. Edwards, Jr.)	Director	March 15, 2004

/s/ RAMIRO GUZMAN (Ramiro Guzman)	Director	March 15, 2004

/s/ JAMES W. HARRIS (James W. Harris)	Director	March 15, 2004

/s/ KENNETH R. HEITZ (Kenneth R. Heitz)	Director	March 15, 2004

/s/ PATRICIA Z. HOLLAND-BRANCH (Patricia Z. Holland-Branch)	Director	March 15, 2004

/s/ MICHAEL K. PARKS (Michael K. Parks)	Director	March 15, 2004

/s/ ERIC B. SIEGEL (Eric B. Siegel)	Director	March 15, 2004

/s/ STEPHEN WERTHEIMER (Stephen Wertheimer)	Director	March 15, 2004

/s/ CHARLES A. YAMARONE (Charles A. Yamarone)	Director	March 15, 2004