Form 10-Q
period 2004-03-31
EL PASO ELECTRIC CO /TX/
filed 2004-05-07
CIK 31978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

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

YES  ☒    NO   ☐

As of May 3, 2004, there were 47,589,845 shares of the Company’s no par value common stock outstanding.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

ASSETS (In thousands)	March 31, 2004 (Unaudited)	December 31, 2003
Utility plant:
Electric plant in service	$1,793,040	$1,784,134
Less accumulated depreciation and amortization	608,760	591,613

Net plant in service	1,184,280	1,192,521
Construction work in progress	72,935	69,175
Nuclear fuel; includes fuel in process of $1,182 and $6,878, respectively	72,275	70,198
Less accumulated amortization	38,230	33,888

Net nuclear fuel	34,045	36,310

Net utility plant	1,291,260	1,298,006

Current assets:
Cash and temporary investments	44,348	34,426
Accounts receivable, principally trade, net of allowance for doubtful accounts of $3,343 and $3,470, respectively	58,682	66,589
Accumulated deferred income taxes	30,953	36,248
Inventories, at cost	25,308	25,321
Undercollection of fuel revenues	11,913	12,399
Prepayments and other	22,942	27,190

Total current assets	194,146	202,173

Deferred charges and other assets:
Decommissioning trust funds	82,763	80,475
Other	13,180	15,200

Total deferred charges and other assets	95,943	95,675

Total assets	$1,581,349	$1,595,854

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Continued)

	March 31, 2004 (Unaudited)	December 31, 2003
CAPITALIZATION AND LIABILITIES (In thousands except for share data)
Capitalization:
Common stock, stated value $1 per share, 100,000,000 shares authorized, 62,549,631 and 62,487,263 shares issued, and 108,995 and 146,489 restricted shares, respectively	$62,659	$62,633
Capital in excess of stated value	264,470	264,235
Unearned compensation – restricted stock awards	(625)	(878)
Retained earnings	357,980	354,993
Accumulated other comprehensive loss, net of tax	(9,570)	(9,613)

	674,914	671,370
Treasury stock, 15,070,266 shares, at cost	(171,548)	(171,548)

Common stock equity	503,366	499,822
Long-term debt, net of current portion	574,159	588,536
Financing obligations, net of current portion	—	20,186

Total capitalization	1,077,525	1,108,544

Current liabilities:
Current portion of long-term debt and financing obligations	40,838	22,106
Accounts payable, principally trade	22,247	19,197
Taxes accrued other than federal income taxes	13,487	15,167
Interest accrued	14,427	14,706
Overcollection of fuel revenues	10,660	10,070
Other	22,199	20,781

Total current liabilities	123,858	102,027

Deferred credits and other liabilities:
Accumulated deferred income taxes	130,789	139,605
Accrued postretirement benefit liability	96,266	94,510
Asset retirement obligation	56,458	55,149
Accrued pension liability	53,550	53,000
Other	42,903	43,019

Total deferred credits and other liabilities	379,966	385,283

Commitments and contingencies

Total capitalization and liabilities	$1,581,349	$1,595,854

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except for share data)

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2004	2003	2004	2003
Operating revenues	$155,852	$147,486	$672,728	$688,375

Energy expenses:
Fuel	39,049	32,351	172,065	137,607
Purchased and interchanged power	12,852	12,776	55,668	95,266

	51,901	45,127	227,733	232,873

Operating revenues net of energy expenses	103,951	102,359	444,995	455,502

Other operating expenses:
Other operations	41,212	39,317	169,392	157,581
Impairment loss on CIS project	—	—	17,576	—
FERC settlements	—	—	—	15,500
Maintenance	9,203	15,063	42,386	51,568
Depreciation and amortization	23,059	21,362	88,838	88,378
Taxes other than income taxes	11,537	11,083	43,182	43,400

	85,011	86,825	361,374	356,427

Operating income	18,940	15,534	83,621	99,075

Other income (deductions):
Investment and interest income (loss), net	271	130	1,981	(1,323)
Loss on extinguishments of debt	(2,106)	(1)	(2,106)	(101)
Other, net	(899)	(761)	(1,634)	(2,608)

	(2,734)	(632)	(1,759)	(4,032)

Income before interest charges	16,206	14,902	81,862	95,043

Interest charges (credits):
Interest on long-term debt and financing obligations	12,673	13,096	50,977	54,099
Other interest	148	99	744	6,759
Interest capitalized	(770)	(1,316)	(5,026)	(5,583)

	12,051	11,879	46,695	55,275

Income before income taxes and cumulative effect of accounting change	4,155	3,023	35,167	39,768
Income tax expense	1,168	907	13,680	14,535

Income before cumulative effect of accounting change	2,987	2,116	21,487	25,233
Cumulative effect of accounting change, net of tax	—	39,635	—	39,635

Net income	$2,987	$41,751	$21,487	$64,868

Basic earnings per share:
Income before cumulative effect of accounting change	$0.06	$0.04	$0.45	$0.51
Cumulative effect of accounting change, net of tax	0.00	0.81	0.00	0.80

Net income	$0.06	$0.85	$0.45	$1.31

Diluted earnings per share:
Income before cumulative effect of accounting change	$0.06	$0.04	$0.44	$0.50
Cumulative effect of accounting change, net of tax	0.00	0.80	0.00	0.79

Net income	$0.06	$0.84	$0.44	$1.29

Weighted average number of shares outstanding	47,451,300	49,306,844	47,965,274	49,692,437

Weighted average number of shares and dilutive potential shares outstanding	47,900,302	49,620,276	48,389,715	50,129,975

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(Unaudited)

(In thousands)

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2004	2003	2004	2003
Net income	$2,987	$41,751	$21,487	$64,868
Other comprehensive income (loss):
Minimum pension liability adjustment	—	—	(4,234)	(21,148)
Net unrealized gains (losses) on marketable securities:
Net holding gains (losses) arising during period	287	(1,184)	10,235	(8,973)
Reclassification adjustments for net (gains) losses included in net income	(233)	664	(175)	4,555

Total other comprehensive income (loss) before income taxes	54	(520)	5,826	(25,566)

Income tax benefit (expense) related to items of other comprehensive income (loss):
Minimum pension liability adjustment	—	—	1,673	8,193
Net unrealized gains (losses) on marketable securities	(11)	182	(2,310)	1,571

Total income tax benefit (expense)	(11)	182	(637)	9,764

Other comprehensive income (loss), net of tax	43	(338)	5,189	(15,802)

Comprehensive income	$3,030	$41,413	$26,676	$49,066

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$2,987	$41,751
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of electric plant in service	23,059	21,362
Amortization of nuclear fuel	4,302	4,404
Cumulative effect of accounting change, net of tax	—	(39,635)
Deferred income taxes, net	(3,413)	(1,141)
Loss on extinguishments of debt	2,106	1
Other amortization and accretion	2,138	2,011
Other operating activities	6	634
Change in:
Accounts receivable	7,907	4,751
Inventories	149	154
Net under/overcollection of fuel revenues	1,076	7,659
Prepayments and other	3,750	531
Accounts payable	3,050	(632)
Taxes accrued other than federal income taxes	(1,680)	(2,585)
Interest accrued	(279)	(1,403)
Other current liabilities	1,418	(1,732)
Deferred charges and credits	3,507	1,424

Net cash provided by operating activities	50,083	37,554

Cash flows from investing activities:
Cash additions to utility property, plant and equipment	(15,656)	(12,767)
Cash additions to nuclear fuel	(2,019)	(2,335)
Interest capitalized:
Utility property, plant and equipment	(711)	(1,245)
Nuclear fuel	(59)	(71)
Decommissioning trust funds:
Purchases	(5,566)	(7,552)
Sales and maturities	3,333	1,004
Other investing activities	(1,741)	1,002

Net cash used for investing activities	(22,419)	(21,964)

Cash flows from financing activities:
Proceeds from exercise of stock options	305	—
Purchases of treasury stock	—	(4,675)
Repurchases of and payments on first mortgage bonds	(16,370)	(39,360)
Nuclear fuel financing obligations:
Proceeds	2,315	2,700
Payments	(3,769)	(4,815)
Other financing activities	(223)	(282)

Net cash used for financing activities	(17,742)	(46,432)

Net increase (decrease) in cash and temporary investments	9,922	(30,842)
Cash and temporary investments at beginning of period	34,426	75,142

Cash and temporary investments at end of period	$44,348	$44,300

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A.	Principles of Preparation

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Annual Report of El Paso Electric Company on Form 10-K for the year ended December 31, 2003 (the “2003 Form 10-K”). Capitalized terms used in this report and not defined herein have the meaning ascribed for such terms in the 2003 Form 10-K. In the opinion of management of the Company, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at March 31, 2004 and December 31, 2003; the results of its operations and comprehensive operations for the three and twelve months ended March 31, 2004 and 2003; and its cash flows for the three months ended March 31, 2004 and 2003. The results of operations and comprehensive operations and the cash flows for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full calendar year.

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

At January 1, 2004, the Company adopted FASB Interpretation No. 46 (“FIN 46R”), “Consolidation of Variable Interest Entities,” which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. The implementation of this standard did not have an impact on the Company’s financial position or results of operations.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2004	2003	2004	2003
Net income, as reported	$2,987	$41,751	$21,487	$64,868
Deduct: Compensation expense, net of tax	229	231	915	1,255

Pro forma net income	$2,758	$41,520	$20,572	$63,613

Basic earnings per share:
As reported	$0.06	$0.85	$0.45	$1.31
Pro forma	0.06	0.84	0.43	1.28
Diluted earnings per share:
As reported	0.06	0.84	0.44	1.29
Pro forma	0.06	0.84	0.43	1.28

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Cash Flow Disclosures (in thousands)

	Three Months Ended March 31,
	2004	2003
Cash paid for:
Interest on long-term debt and financing obligations	$12,690	$14,260
Non-cash financing activities:
Grants of restricted shares of common stock	21	24

B.	Regulation

For a full discussion of the Company’s regulatory matters, see Note B of Notes to Consolidated Financial Statements in the 2003 Form 10-K.

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

Federal Regulatory Matters

Federal Energy Regulatory Commission. The FERC has been conducting an investigation into potential manipulation of electricity prices in the western United States during 2000 and 2001. On August 13, 2002, the FERC initiated a Federal Power Act (“FPA”) investigation into the Company’s wholesale power trading in the western United States during 2000 and 2001 to determine whether the Company and Enron engaged in misconduct and, if so, to determine potential remedies. The Company reached settlements with the FERC and other parties in 2002 and 2003. Under the terms of the settlements, the Company agreed to refund a total of $15.5 million of revenues it earned on wholesale power transactions. In July 2003, the FERC approved the settlements and on August 5, 2003, the Company deposited the $15.5 million into an interest bearing escrow account to consummate the settlements. The Company believes the FERC’s order resolved all issues between the FERC and the other parties to this investigation. Under the settlements, the Company has agreed to make wholesale sales pursuant to its cost of service rate authority rather than its market-based rate authority for the period December 1, 2002 through December 31, 2004. This agreement allows the Company to sell

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

power into wholesale markets at its incremental cost plus $21.11 per MWh. To the extent that wholesale market prices exceed these agreed upon amounts, the Company will forego the opportunity to realize these additional revenues. Although this provision has not had a significant impact on the Company’s revenues through March 31, 2004, the Company is unable to predict the effect, if any, this will have on the Company’s revenues for the remainder of 2004.

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

Deregulation. The Texas Restructuring Law required certain investor-owned electric utilities to separate power generation activities from transmission and distribution activities by January 1, 2002, and on that date, retail competition was instituted in some parts of Texas. The Texas Restructuring Law, however, specifically recognized and preserved the Company’s Texas Rate Stipulation and Texas Settlement Agreement by, among other things, exempting the Company’s Texas service area from retail competition until the end of the Freeze Period. The Texas Commission recently opened a project (Project No. 28971) to evaluate the readiness of the Company’s service area in Texas for retail competition. In this project, the Texas Commission may specify in advance the factors that are important in deciding when and whether to open the Company’s service area in Texas to customer choice. One of the key factors that will likely be utilized by the Texas Commission in its determination is the progress that has been made in developing a regional transmission organization in the Company’s service area. Public hearings to discuss the readiness of the Company’s service area were held on March 4, 2004 in El Paso and on April 2, 2004 in Austin. On April 16, 2004, the Texas Commission published its proposed “strawman” which would define the process and sequence of events for the introduction of retail open access in the Company’s Texas service territory. The proposed sequence of events is based upon completion of the listed items in each stage before the next stage is initiated. This would mean that retail competition in the El Paso area would not begin for several years. There is substantial uncertainty about both the regulatory framework and market conditions that will exist when retail competition is implemented in the Company’s service territory and the Company may incur substantial preparatory, restructuring and other costs that may not ultimately be recoverable. There can be no assurance that deregulation will not adversely affect the future operations, cash flows and financial condition of the Company.

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company sought to reconcile its Texas jurisdictional fuel costs for the period January 1, 1999 through December 31, 2001 in PUC Docket No. 26194, and on March 10, 2004, the Texas Commission announced its decision. At issue was the Company’s initial request to recover an additional $15.8 million, before interest, from its Texas customers as a surcharge because of fuel undercollections from January 1999 through December 2001. The Texas Commission disallowed approximately $4.5 million of Texas jurisdictional expenses, before interest, consisting primarily of (i) approximately $4.2 million of purchased power expenses which the Texas Commission characterized as “imputed capacity charges,” and (ii) approximately $0.3 million in fees which were deemed to be administrative costs, not recoverable as fuel. In Texas, capacity charges are not eligible for recovery as fuel expenses, but are to be recovered through the Company’s base rates. As the Company’s base rates were frozen during the time period in which the imputed capacity charges were deemed to have been incurred, the aforementioned $4.2 million of imputed capacity charges would be permanently disallowed, and hence not recoverable from its Texas customers. The Texas Commission’s decision is subject to appeal by the various parties and the Company is unable to predict the ultimate outcome of any appeals that may be filed in this case.

The Company has incurred similar purchased power costs for the fuel reconciliation period beginning January 1, 2002. The Company believes that it has accounted for its purchased power costs during the reconciliation period beginning January 2002 in a manner consistent with the Texas Commission’s decision in PUC Docket No. 26194. However, the Texas Commission has indicated its desire to conduct a generic rulemaking proceeding to determine a statewide policy for the appropriate pricing of capacity in purchased power contracts. There can be no assurance as to the outcome of such rulemaking and its potential impact on the Company with respect to fuel recovery in future reconciliation periods.

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

New Mexico Rate Stipulation. On January 21, 2004, the Company and all intervenors to the rate compliance filing entered into and filed the New Mexico Stipulation whereby, among other things, the Company agreed for a period of three years beginning June 1, 2004 to (i) freeze base rates after an initial non-fuel base rate reduction of 1%; (ii) fix fuel and purchased power cost associated with 10% of the Company’s jurisdictional retail sales in New Mexico at $0.021 per kWh; (iii) leave subject to reconciliation the remaining 90% of the Company’s New Mexico jurisdictional fuel and purchased power costs not collected in base rates; (iv) continue the collection of a portion of fuel and purchased power costs in base rates as presently collected in the amount of $0.01949 per kWh; (v) price power provided from Palo Verde Unit 3 to the extent of its availability at an 80% nuclear, 20% gas fuel mix (currently such power is priced at 75% nuclear, 25% gas fuel mix) and (vi) deem reconciled, for the period June 15, 2001 through May 31, 2004, the Company’s fuel and purchased power costs for the New Mexico jurisdiction. On April 16, 2004, the presiding hearing officer certified the New Mexico Stipulation and recommended that it be adopted by the New Mexico Commission. On April 27, 2004, the New Mexico Commission approved and adopted the New Mexico Stipulation. The Company will implement the new rates on or about June 1, 2004.

C.	Common Stock

Common Stock Repurchase Program

In February 2004, the Board of Directors authorized a new stock repurchase program permitting the repurchase of up to 2 million shares of its outstanding common stock. Since the inception of the stock repurchase programs in 1999, the Company repurchased 15 million shares in total at an aggregate cost of $171.0 million, including commissions. No common stock was repurchased during the first quarter of 2004. The Company may continue making purchases of its stock at open market prices and may engage in private transactions, where appropriate. The repurchased shares will be available for issuance under employee benefit and stock option plans, or may be retired.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Reconciliation of Basic and Diluted Earnings Per Share

The reconciliation of basic and diluted earnings per share before cumulative effect of accounting change is presented below:

	Three Months Ended March 31,
	2004			2003
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands)			(In thousands)
Basic earnings per share:
Income before cumulative effect of accounting change	$2,987	47,451,300	$0.06	$2,116	49,306,844	$0.04

Effect of dilutive securities:
Unvested restricted stock	—	23,357		—	5,945
Stock options	—	425,645		—	307,487

Diluted earnings per share:
Income before cumulative effect of accounting change	$2,987	47,900,302	$0.06	$2,116	49,620,276	$0.04

	Twelve Months Ended March 31,
	2004			2003
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands)			(In thousands)
Basic earnings per share:
Income before cumulative effect of accounting change	$21,487	47,965,274	$0.45	$25,233	49,692,437	$0.51

Effect of dilutive securities:
Unvested restricted stock	—	56,162		—	68,551
Stock options	—	368,279		—	368,987

Diluted earnings per share:
Income before cumulative effect of accounting change	$21,487	48,389,715	$0.44	$25,233	50,129,975	$0.50

Options excluded from the computation of diluted earnings per share because the exercise price was greater than the average market price for the periods presented are as follows:

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2004	2003	2004	2003
Options excluded	558,745	1,120,580	888,952	875,678
Exercise price range	$13.77—$15.99	$11.00—$15.99	$11.88—$15.99	$11.00—$15.99

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

D.	Commitments, Contingencies and Uncertainties

For a full discussion of commitments and contingencies, see Note I of Notes to Consolidated Financial Statements in the 2003 Form 10-K. In addition, see Note B above and Notes B and C of Notes to Consolidated Financial Statements in the 2003 Form 10-K regarding matters related to regulation and Palo Verde, including decommissioning, spent fuel storage, disposal of low-level radioactive waste, steam generators and liability and insurance matters.

Power Contracts

The Company has not entered into any new financially significant open contracts or power exchange agreements beyond those disclosed in the Company’s 2003 Form 10-K.

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

The Company analyzes the costs of its obligations arising from environmental matters on an ongoing basis, and believes it has made adequate provision in its financial statements to meet such obligations. As a result of this analysis, the Company has a provision for environmental remediation obligations of approximately $0.8 million as of March 31, 2004, which is related to compliance with federal and state environmental standards. However, unforeseen expenses associated with compliance could have a material adverse effect on the future operations and financial condition of the Company.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following are expenditures incurred by the Company for the three and twelve months ended March 31, 2004 and 2003 for complying with federal environmental statutes (in thousands):

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2004	2003	2004	2003
Clean Air Act	$210	$105	$1,165	$514
Clean Water Act	226	147	728	1,982

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

Tax Matters

The IRS has disputed whether the Company was entitled to deduct certain payments made in 1996 related to Palo Verde and its treatment of a litigation settlement in 1997 related to a terminated merger agreement. The Company has reached a tentative agreement, subject to final IRS approval, to settle these and all other issues relative to its 1996 through 1998 federal income tax returns. The Company expects the IRS will make a final decision regarding the proposed settlement by mid 2004. Should the proposed settlement be rejected by the IRS, the Company cannot predict the eventual outcome of this matter. However, the Company has established, and periodically reviews and re-evaluates, an estimated contingent tax liability on its consolidated balance sheet to provide for the possibility of adverse outcomes in tax proceedings. Although the ultimate outcome cannot be predicted with certainty, and while the contingent tax reserve may not in fact be sufficient, the Company believes that the amount of contingent tax reserve recorded as of March 31, 2004 is a reasonable estimate of any additional tax that may be due.

Union Matters

On October 2 and 3, 2003, employees in the Company’s meter reading and collections areas, comprised of 68 employees, voted in favor of representation by the International Brotherhood of Electrical Workers, Local 960 (“Local 960”). This vote was certified by the National Labor Relations Board (“NLRB”) on October 14, 2003. In addition, employees in the Company’s facilities services area, comprised of seven employees, voted in favor of representation by Local 960 on October 16, 2003. This vote was certified by the NLRB on October 24, 2003. The Company has begun negotiations with Local 960 on behalf of these employees.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On April 2, 2004, Local 960 filed a petition with the NLRB seeking an election to determine union representation for employees in the customer service area. At a hearing before the NLRB on April 16, 2004, the Company challenged the appropriateness of the employee unit petitioned by Local 960. Both sides filed briefs on April 23, 2004, and a ruling by the NLRB is expected soon.

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

On January 16, 2003, the Company was served with a complaint on behalf of a purported class of shareholders alleging violations of the federal securities laws (Roth v. El Paso Electric Company, et al., No. EP-03-CA-0004). The complaint was filed in the El Paso Division of the United States District Court for the Western District of Texas. The suit seeks undisclosed compensatory damages for the class as well as costs and attorneys’ fees. The lead plaintiff, Carpenters Pension Fund of Illinois, filed a consolidated amended complaint on July 2, 2003, alleging, among other things, that the Company and certain of its current and former directors and officers violated securities laws by failing to disclose that some of the Company’s revenues and income were derived from an allegedly unlawful relationship with Enron. The allegations arise out of the FERC investigation of the power markets in the western United States during 2000 and 2001, which the Company previously settled with the FERC Trial Staff and certain intervening parties. On August 15, 2003, the Company and the individual defendants filed a motion to dismiss the complaint for failure to state a claim upon which relief can be granted. On November 26, 2003, the Court denied the motion to dismiss as to the Company and three of the individual defendants and granted the motion to dismiss as to two individual defendants. On April 13, 2004, the Court granted a motion of the Company and the remaining individual defendants requesting permission to file an interlocutory appeal to the U. S. Court of Appeals for the Fifth Circuit regarding certain legal questions relating to the Court’s denial of the motion to dismiss the complaint as to those defendants. On April 27, 2004, the Court entered an order staying the district court proceedings until the Fifth Circuit completes its review. The lead plaintiff filed its motion for class certification on January 9, 2004, seeking to certify a class consisting of all persons who purchased or otherwise acquired Company securities between February 14, 2000 and October 21, 2002. This matter is presently set for trial on March 28, 2005, but such date will likely be extended due to the stay. While the Company believes the lawsuit is without merit and intends to defend itself vigorously, the Company is unable to predict the outcome.

On May 21, 2003, the Company was served with a complaint by the Port of Seattle seeking civil damages under the Sherman Act, the Racketeer Influenced and Corrupt Organization Act, and state anti-trust laws, as well as for fraud (Port of Seattle v. Avista Corporation, et al., No. CV03-117OP). The complaint was filed in the United States District Court for the Western District of Washington. The

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

complaint alleges that the Company, indirectly through its dealings with Enron, conspired with the other named defendants to manipulate the California energy market, which had the effect of artificially inflating the price that the Port of Seattle paid for electricity. On December 4, 2003, the case was transferred to the United States District Court for the Southern District of California for inclusion in the California Wholesale Electricity Antitrust Multi-District Litigation cases pending in that district (re-styled Port of Seattle v. Avista Corporation, et al., No. CV 03-2474-RHW, MDL No. 1403). The Company, together with several other defendants, filed a motion to dismiss on July 29, 2003. Oral argument on the motion to dismiss was held on March 26, 2004, and the Company is awaiting the Court’s ruling on the motion. While the Company believes the lawsuit is without merit and will defend itself vigorously, it is unable to predict the outcome of this case.

On November 3, 2003, TNP filed a complaint against the Company with the FERC, asking the FERC to make a determination that TNP has certain “rollover rights” to network-type transmission service over the Company’s transmission system as a result of a power sales agreement between it and the Company which expired at the end of 2002. TNP asserts that it has such rights under the rollover provisions of FERC Order No. 888. The Company has responded to TNP’s complaint by contesting TNP’s assertion of rollover rights on several grounds. Due to existing transmission constraints, a FERC ruling granting TNP’s complaint could adversely impact the Company’s ability to import lower cost power from Palo Verde and Four Corners to serve its retail customers, which could result in higher rates for the Company’s retail electric customers. A hearing on this matter before an administrative law judge is scheduled for June 15, 2004. The Company cannot predict the outcome of this matter or the effect that an adverse ruling by the FERC might have on the Company or its retail customers.

On February 9, 2004, Enron North America Corp. (“ENA”) filed suit against the Company seeking payment of approximately $5.4 million, plus interest and costs, relating to certain natural gas supply contracts (Enron North America Corp. v. El Paso Electric Co., Case No. 01-16034, United States Bankruptcy Court, Southern District of New York). The complaint alleges that ENA entered into two natural gas supply contracts with the Company which automatically terminated as a result of ENA’s bankruptcy. ENA contends that, under the terms of the contracts, the Company owes ENA termination payments because the market price of natural gas at the date of termination was lower than the contract price. While ENA acknowledges that the contracts contain a provision (the “One-Way Payment Provision”) under which the termination payment would be calculated to be zero, ENA seeks a ruling from the court that the One-Way Payment Provision is unenforceable and that the Company should be required to pay termination payments in the amount of approximately $5.4 million, plus interest and costs. The first of these two contracts covers gas to be supplied by ENA during the months of November and December of 2001 (the “2001 Contract”). The Company estimates that the value of the termination payment claimed by ENA under the 2001 Contract is approximately $1.8 million. The second of these two contracts covers gas to be supplied by ENA during the months of January through December of 2002 (the “2002 Contract”). The Company estimates that the value of the termination payment claimed by ENA under the 2002 Contract is approximately $3.6 million. Based upon the Company’s assessment of the probability of an adverse outcome, the Company expensed $1.5 million, pre-tax, in 2003 for this matter. On April 19, 2004, the Bankruptcy Court approved a confidential settlement agreement and

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

mutual release by and between ENA and the Company, resolving all issues in the suit. The Company does not expect any further charge to earnings as a result of this settlement.

F.	Employee Benefits

Retirement Plans

The net periodic benefit cost recognized for the three and twelve months ended March 31, 2004 and 2003 is made up of the components listed below as determined using the projected unit credit actuarial cost method (in thousands):

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2004	2003	2004	2003
Components of net periodic benefit cost:
Service cost	$1,113	$953	$3,972	$3,472
Interest cost	2,522	2,403	9,729	9,246
Expected return on plan assets	(1,927)	(1,884)	(7,579)	(7,705)
Amortization of:
Unrecognized loss	843	434	2,145	434
Unrecognized prior service cost	5	5	21	21

Net periodic benefit cost	$2,556	$1,911	$8,288	$5,468

Other Postretirement Benefits

The net periodic benefit cost recognized for the three and twelve months ended March 31, 2004 and 2003 is made up of the components listed below (in thousands):

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2004	2003	2004	2003
Components of net periodic benefit cost:
Service cost	$1,159	$979	$4,095	$3,317
Interest cost	1,756	1,617	6,607	5,886
Expected return on plan assets	(315)	(255)	(1,080)	(1,004)
Amortization of unrecognized gain	–	–	–	(595)

Net periodic benefit cost	$2,600	$2,341	$9,622	$7,604

Independent Accountants’ Review Report

The Shareholders and the Board of Directors

El Paso Electric Company:

We have reviewed the accompanying condensed consolidated balance sheet of El Paso Electric Company and subsidiary (the Company) as of March 31, 2004, the related condensed consolidated statements of operations and comprehensive operations for the three-month and twelve-month periods ended March 31, 2004 and 2003, and the related condensed consolidated statements of cash flows for the three-month periods ended March 31, 2004 and 2003. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of El Paso Electric Company and subsidiary as of December 31, 2003, and the related consolidated statements of operations, comprehensive operations, changes in common stock equity, and cash flows for the year then ended (not presented herein); and in our report dated March 10, 2004, we expressed an unqualified opinion on those consolidated financial statements. Our report referred to a change in the Company’s method of accounting for asset retirement obligations in 2003. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

El Paso, Texas

April 27, 2004

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this Item 2 updates, and should be read in conjunction with, the information set forth in Part II, Item 7 of the Company’s 2003 Form 10-K.

Statements in this document, other than statements of historical information, are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, as well as other oral and written forward-looking statements made by or on behalf of the Company from time to time, including statements contained in the Company’s filings with the Securities and Exchange Commission and its reports to shareholders, involve known and unknown risks and other factors which may cause the Company’s actual results in future periods to differ materially from those expressed in any forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: (i) increased prices for fuel and purchased power and determinations by regulators that may adversely affect the Company’s ability to recover incurred fuel costs in rates; (ii) fluctuations in economy sales and margins due to uncertainty in the economy power market; (iii) unanticipated increased costs associated with scheduled and unscheduled outages; (iv) the cost of replacing steam generators for Palo Verde Units 1 and 3 and other costs at Palo Verde; (v) the costs of legal defense and possible judgments which may accrue as the result of litigation arising out of the FERC investigation or any other regulatory proceeding; (vi) deregulation of the electric utility industry; and (vii) other factors discussed below under the headings “Summary of Critical Accounting Policies and Estimates,” “Overview” and “Liquidity and Capital Resources.” The Company’s filings are available from the Securities and Exchange Commission or may be obtained through the Company’s website, www.epelectric.com. Any such forward-looking statement is qualified by reference to these risks and factors. The Company cautions that these risks and factors are not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company except as required by law.

Summary of Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented and actual results could differ in future periods from those estimates. Critical accounting policies and estimates, which are both important to the portrayal of the Company’s financial condition and results of operations and which require complex, subjective judgments are more fully described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2003 Form 10-K.

Overview

El Paso Electric Company is an investor owned electric utility that serves retail customers in west Texas and southern New Mexico and wholesale customers in Texas. The Company also periodically sells power to the CFE. The Company owns or has substantial ownership interests in six electrical generating facilities providing it with a total capacity of approximately 1,500 MW. The Company’s energy sources consist of nuclear fuel, natural gas, coal, wind powered resources and purchased power. The Company owns or has significant ownership interests in four major 345 kV transmission lines and three 500 kV transmission lines utilized to transfer power from Palo Verde and Four Corners, and owns the transmission and distribution network within its retail service territory. The Company is subject to regulation by the Texas and New Mexico Commissions and, with respect to wholesale power sales, transmission of electric power and the issuance of securities, the FERC.

The Company faces a number of risks and challenges that could negatively impact its operations and financial results. The most significant of these risks and challenges are the deregulation of the electric utility industry and the possibility of increased costs especially from Palo Verde.

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

Liquidity and Capital Resources

The Company’s principal liquidity requirements in the near-term are expected to consist of interest payments on the Company’s indebtedness, operating and capital expenditures related to the Company’s generating facilities and transmission and distribution systems, income and other taxes, and reorganization costs related to deregulation in Texas, if and when deregulation occurs. The Company expects that cash flows from operations will be sufficient for such purposes. As of March 31, 2004, the Company had approximately $44.3 million in cash and cash equivalents, an increase of $9.9 million from the balance of $34.4 million on December 31, 2003.

Pollution control bonds of $193.1 million are subject to remarketing in 2005, and first mortgage bonds of $175.8 million are scheduled to mature in 2006. The Company expects that these obligations and the $100 million revolving credit facility, which matures in January 2005 (against which approximately $40.7 million had been drawn for nuclear fuel purchases as of March 31, 2004) will be refinanced through the capital and credit markets. Additionally, the Company has $202.2 million of first mortgage bonds which become callable in 2006. The Company’s ability to access capital and credit markets may be adversely affected by uncertainties related to operating in a competitive energy market, tight credit markets and debt rating agency actions.

Long-term capital requirements of the Company will consist primarily of construction of electric utility plant and the payment of interest on and retirement and refinancing of debt. Utility construction expenditures will consist primarily of expanding and updating the transmission and distribution systems, possible addition of new generation, and the cost of capital improvements and replacements at Palo Verde and other generating facilities, including the replacement of steam generators in Palo Verde Units 1 and 3.

During the twelve months ended March 31, 2004 and 2003, the Company utilized $11.6 million and $78.1 million, respectively, of regular federal tax loss carryforwards. The Company anticipates that existing regular federal tax loss carryforwards will be fully utilized in 2004, should the IRS settlement for the tax years 1996 through 1998 be approved by the IRS, and that the Company’s cash flow requirements are expected to include greater amounts of cash for income taxes than has existed in recent years.

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

Since inception of its deleveraging program in 1996, the Company has repurchased or retired with internally generated cash $567.8 million of first mortgage bonds. First Mortgage Bonds totaling $17.4 million were repurchased from January to April 2004. Common stock equity as a percentage of capitalization, including current portion of long-term debt and financing obligations, was 45% as of March 31, 2004.

Although the Company is currently at industry averages, the degree to which the Company is leveraged could have important consequences for the Company’s liquidity, including (i) limiting the

Company’s ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate or other purposes in the future, and (ii) placing the Company at a competitive disadvantage by limiting its financial flexibility to respond to the demands of the competitive market and making it more vulnerable to adverse economic or business changes.

Since the inception of the stock repurchase programs in 1999, the Company has repurchased 15 million shares in total at an aggregate cost of $171.0 million, including commissions. In February 2004, the Board of Directors authorized a new stock repurchase program permitting the repurchase of up to 2 million shares of its outstanding common stock. No common stock was repurchased during the first quarter of 2004. The Company may continue making purchases of its stock at open market prices and may engage in private transactions, where appropriate. The repurchased shares will be available for issuance under employee benefit and stock option plans, or may be retired.

Historical Results of Operations

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2004	2003	2004	2003
	Actual	Actual	Actual	Actual	Pro forma
Income before cumulative effect of accounting change (in thousands)	$2,987	$2,116	$21,487	$25,233	$28,700
Diluted earnings per share before cumulative effect of accounting change	0.06	0.04	0.44	0.50	0.57

Income before the cumulative effect of accounting change for the three months ended March 31, 2004 increased $0.9 million, or $0.02 diluted earnings per share, compared to the results for the same period a year ago. This after-tax increase resulted primarily from decreased non-Palo Verde maintenance expense of $3.5 million and increased retail sales of $2.6 million. These increases were partially offset by the following items, which are all presented on an after-tax basis (i) an increase in the loss on extinguishment of debt of $1.3 million; (ii) increased depreciation and amortization expense of $1.0 million; (iii) decreased sales and margins on economy sales of $1.0 million; (iv) increased legal and consulting fees of $0.7 million; and (v) increased insurance expenses of $0.4 million.

Income before the cumulative effect of accounting change for the twelve months ended March 31, 2004 decreased $7.2 million or $0.13 diluted earnings per share, compared to the pro forma results for the same period a year ago. The pro forma net income and earnings per share amounts shown above assume SFAS No. 143 had been applied on a retroactive basis. This after-tax decrease was primarily due to the following items, which are all presented on an after-tax basis (i) the impairment loss on the CIS project of $10.7 million; (ii) decreased wholesale sales revenue of $10.4 million primarily related to the expiration of two long-term contracts; (iii) the Texas fuel disallowance of $3.0 million; (iv) increased insurance expense of $2.8 million; (v) increased pension and benefits expenses of $2.5 million; (vi) increased legal and consulting fees of $2.5 million; (vii) an increase in the loss on extinguishment of debt of $1.2 million; (viii) increased expenses at Palo Verde of $1.1 million; and (ix) the settlement agreement with ENA of $0.9 million. These decreases were partially offset by (i) the 2002 accrual for the FERC settlements of $9.5 million; (ii) increased retail sales of $7.9 million; (iii) decreased non-Palo Verde maintenance expense of $4.7 million; (iv) increased investment income of $2.0 million; (v) decreased interest on long-term debt of $1.9 million; (vi) decreased energy services operating loss of $1.8 million; and (viii) decreased regulatory expense of $1.2 million.

Operating revenues net of energy expenses increased $1.6 million for the three months ended March 31, 2004 compared to the same period last year, primarily due to increased retail sales of $4.3 million partially offset by decreased sales and margins on economy sales of $1.6 million.

Operating revenues net of energy expenses decreased $10.5 million for the twelve months ended March 31, 2004 compared to the same period last year, primarily due to (i) decreased wholesale sales revenue primarily related to the expiration of two long-term contracts of $13.5 million; (ii) the Texas fuel disallowance of $4.9 million; (iii) a $2.6 million decrease in revenue from the energy service operation; and (iv) the $1.5 million expensed in 2003 which related to the settlement agreement with ENA. This decrease was partially offset by an increase in retail sales of $13.0 million.

Comparisons of kWh sales and operating revenues are shown below (in thousands):

			Increase (Decrease)
Quarter Ended March 31:	2004	2003	Amount	Percent
kWh sales:
Retail:
Residential	468,317	431,202	37,115	8.6%
Commercial and industrial, small	454,848	437,563	17,285	4.0
Commercial and industrial, large	303,390	264,741	38,649	14.6
Sales to public authorities	278,904	257,505	21,399	8.3

Total retail sales	1,505,459	1,391,011	114,448	8.2

Wholesale:
Sales for resale	9,267	9,893	(626)	(6.3)
Economy sales	486,620	615,688	(129,068)	(21.0)	(1)

Total wholesale sales	495,887	625,581	(129,694)	(20.7)

Total kWh sales	2,001,346	2,016,592	(15,246)	(0.8)

Operating revenues:
Base revenues:
Retail:
Residential	$40,171	$37,383	$2,788	7.5%
Commercial and industrial, small	36,101	35,705	396	1.1
Commercial and industrial, large	10,290	9,886	404	4.1
Sales to public authorities	16,558	15,889	669	4.2

Total retail base revenues	103,120	98,863	4,257	4.3
Wholesale:
Sales for resale	392	390	2	0.5

Total base revenues	103,512	99,253	4,259	4.3
Fuel revenues	31,274	21,497	9,777	45.5	(2)
Economy sales	18,964	25,031	(6,067)	(24.2)	(1)
Other	2,102	1,705	397	23.3	(3	)(4)

Total operating revenues	$155,852	$147,486	$8,366	5.7

			Increase (Decrease)
Twelve Months Ended March 31:	2004	2003	Amount	Percent
kWh sales:
Retail:
Residential	1,969,286	1,869,476	99,810	5.3%
Commercial and industrial, small	2,114,145	2,083,192	30,953	1.5
Commercial and industrial, large	1,235,714	1,164,564	71,150	6.1
Sales to public authorities	1,245,747	1,208,276	37,471	3.1

Total retail sales	6,564,892	6,325,508	239,384	3.8

Wholesale:
Sales for resale	67,129	647,541	(580,412)	(89.6	)(5)
Economy sales	1,791,814	1,985,987	(194,173)	(9.8)

Total wholesale sales	1,858,943	2,633,528	(774,585)	(29.4)

Total kWh sales	8,423,835	8,959,036	(535,201)	(6.0)

Operating revenues:
Base revenues:
Retail:
Residential	$174,247	$165,899	$8,348	5.0%
Commercial and industrial, small	165,830	164,161	1,669	1.0
Commercial and industrial, large	43,698	43,465	233	0.5
Sales to public authorities	73,805	70,966	2,839	4.0

Total retail base revenues	457,580	444,491	13,089	2.9
Wholesale:
Sales for resale	3,225	20,648	(17,423)	(84.4	)(5)

Total base revenues	460,805	465,139	(4,334)	(0.9)
Fuel revenues	132,538	147,671	(15,133)	(10.2	)(5)
Economy sales	70,469	65,914	4,555	6.9
Other	8,916	9,651	(735)	(7.6	)(4)

Total operating revenues	$672,728	$688,375	$(15,647)	(2.3)

(1)	Primarily due to decreased available power as a result of outages at Palo Verde.
(2)	Primarily due to an increase in recoverable fuel expenses, as a result of an increase in the volume of natural gas burned, and an increase in kWh sales.
(3)	Primarily due to increased transmission revenues.
(4)	Represents revenues with no related kWh sales.
(5)	Primarily due to the expiration of a wholesale power contract with TNP on December 31, 2002 and IID on April 30, 2002, and reduced sales to the CFE.

Other operations expense increased $1.9 million for the three months ended March 31, 2004 compared to the same period last year primarily due to (i) increased legal and consulting fees of $1.2 million; (ii) increased insurance related expenses of $0.7 million; and (iii) increased pension and benefits expense of $0.5 million resulting from declines in the financial markets. These increases were partially offset by decreased regulatory expense of $0.7 million. Other operations expense increased $11.8 million for the twelve months ended March 31, 2004 compared to the same period last year primarily due to (i) increased insurance related expenses of $4.6 million; (ii) increased pension and benefits expense of $4.2 million resulting from declines in the financial markets; (iii) increased legal and consulting fees of $4.1 million; (iv) increased accretion expense of $3.7 million related to the implementation of SFAS No. 143; and (v) increased Palo Verde expense of $2.4 million. These increases were partially offset by (i) decreased energy services operations expense of $5.6 million primarily due to a warranty reserve recorded in the third quarter of 2002 and the cessation of additional marketing activities by MiraSol in 2002 and (ii) decreased regulatory expense of $1.9 million.

The Company abandoned a CIS project and recognized an asset impairment loss of $17.6 million in September 2003. The Company is now analyzing various options to meet its current and projected CIS needs.

The FERC settlements relate to the settlements with the FERC Trial Staff and principal California parties pursuant to which the Company agreed to refund $15.5 million of revenues it earned on wholesale power transactions in 2000 and 2001. These settlements were recorded in December 2002.

Maintenance expense decreased $5.9 million for the three months ended March 31, 2004 compared to the same period last year primarily due to reduced maintenance outages at non-Palo Verde generating stations of $5.7 million. Maintenance expense decreased $9.2 million for the twelve months ended March 31, 2004 compared to the same period last year primarily due to (i) reduced maintenance outages at non-Palo Verde generating stations of $7.7 million and (ii) the timing of refueling and maintenance outages at Palo Verde of $0.6 million.

Depreciation and amortization expense increased $1.7 million for the three months ended March 31, 2004 compared to the same period last year primarily due to (i) an increase in other depreciable plant balances resulting in increased depreciation of approximately $0.9 million; (ii) depreciation of the new Palo Verde Unit 2 steam generators of $0.5 million; and (iii) the implementation of new depreciation rates based on an updated depreciation study resulting in an increase of $0.3 million. Depreciation and amortization expense remained relatively unchanged for the twelve months ended March 31, 2004 compared to the same period last year.

Taxes other than income taxes remained relatively unchanged for the three and twelve months ended March 31, 2004, respectively, compared to the same periods last year.

Other income (deductions) decreased $2.1 million for the three months ended March 31, 2004 compared to the same period last year primarily due to losses on extinguishments of debt recorded in 2004 with no comparable amount in the prior period. Other income (deductions) increased $2.3 million for the twelve months ended March 31, 2004 compared to the same period last year primarily due to an increase of (i) $3.3 million on investment income related to the decommissioning trust funds and (ii) $1.1 million related to certain sales tax refunds. These increases were partially offset by a decrease of $2.0 million related to losses on extinguishments of debt recorded in 2004 with no comparable amount in the prior period.

Interest charges (credits) did not change significantly for the three months ended March 31, 2004 compared to the same period last year. Interest charges (credits) decreased $8.6 million for the twelve months ended March 31, 2004 compared to the same period last year primarily due to (i) a $6.2 million decrease resulting from the adoption of SFAS No. 143 and (ii) a $2.8 million decrease resulting from a reduction of outstanding debt as a result of open market purchases of the Company’s first mortgage bonds.

Income tax expense, excluding the tax effect of a cumulative effect of a change in accounting principle, increased $0.3 million and decreased $0.9 million for the three and twelve months ended March 31, 2004, respectively, compared to the same periods last year primarily due to changes in pretax income and certain permanent differences and adjustments.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk due to changes in interest rates, equity prices and commodity prices. See the Company’s 2003 Form 10-K, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” for a complete discussion of the market risks faced by the Company and the Company’s market risk sensitive assets and liabilities. As of March 31, 2004, there have been no material changes in the market risks faced by the Company or the fair values of assets and liabilities disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Company’s 2003 Form 10-K.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2004, (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures (as required by paragraph (b) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15) were adequate and designed to ensure that material information relating to the Company and the Company’s consolidated subsidiary would be made known to them by others within those entities.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting in connection with the evaluation required by paragraph (d) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15, that occurred during the quarter ended March 31, 2004, that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

The Company hereby incorporates by reference the information set forth in Part I of this report under Notes B and E of Notes to Consolidated Financial Statements.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits: See Index to Exhibits incorporated herein by reference.

(b)	Reports on Form 8-K:

Date of Reports	Item Numbers	Financial Statements Required to be Filed
February 17, 2004	7 and 9	None
March 15, 2004	5	None
April 27, 2004	7 and 12	None
May 5, 2004	5 and 7	None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EL PASO ELECTRIC COMPANY

By: /s/ TERRY BASSHAM

            Terry Bassham

      Executive Vice President,

        Chief Financial and

        Administrative Officer

        (Duly Authorized Officer and

        Principal Financial Officer)

Dated: May 7, 2004

EL PASO ELECTRIC COMPANY

INDEX TO EXHIBITS

Exhibit Number	Exhibit
†10.01	Form of Directors’ Restricted Stock Award Agreement between the Company and certain directors of the Company. (Identical in all material respects to Exhibit 10.07 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

††10.02	Form of Directors’ Stock Option Agreement between the Company and certain directors of the Company. (Identical in all material respects to Exhibit 99.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)

15	Letter re Unaudited Interim Financial Information

31.01	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	In lieu of non-employee director cash compensation, three agreements, dated as of January 2, 2004, substantially identical in all material respects to this Exhibit, have been entered into with Kenneth R. Heitz; Patricia Z. Holland-Branch; and Charles A. Yamarone; directors of the Company.

††	In lieu of non-employee director cash compensation, one agreement, dated as of January 2, 2004, substantially identical in all material respects to this Exhibit, has been entered into with Wilson K. Cadman; director of the Company.