Form 10-Q
period 2004-06-30
EL PASO ELECTRIC CO /TX/
filed 2004-08-09
CIK 31978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES     X             NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES     X             NO

As of August 2, 2004, there were 47,591,765 shares of the Company’s no par value common stock outstanding.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

ASSETS (In thousands)	June 30, 2004 (Unaudited)	December 31, 2003
Utility plant:
Electric plant in service	$1,805,052	$1,784,134
Less accumulated depreciation and amortization	629,944	591,613

Net plant in service	1,175,108	1,192,521
Construction work in progress	74,681	69,175
Nuclear fuel; includes fuel in process of $6,580 and $6,878, respectively	69,385	70,198
Less accumulated amortization	33,633	33,888

Net nuclear fuel	35,752	36,310

Net utility plant	1,285,541	1,298,006

Current assets:
Cash and temporary investments	26,928	34,426
Accounts receivable, principally trade, net of allowance for doubtful accounts of $3,547 and $3,470, respectively	71,436	66,589
Accumulated deferred income taxes	23,386	36,248
Inventories, at cost	25,162	25,321
Undercollection of fuel revenues	11,591	12,399
Prepayments and other	29,725	27,190

Total current assets	188,228	202,173

Deferred charges and other assets:
Decommissioning trust funds	83,470	80,475
Other	12,976	15,200

Total deferred charges and other assets	96,446	95,675

Total assets	$1,570,215	$1,595,854

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Continued)

CAPITALIZATION AND LIABILITIES (In thousands except for share data)	June 30, 2004 (Unaudited)	December 31, 2003
Capitalization:
Common stock, stated value $1 per share, 100,000,000 shares authorized, 62,606,097 and 62,487,263 shares issued, and 104,920 and 146,489 restricted shares, respectively	$62,711	$62,633
Capital in excess of stated value	265,283	264,235
Unearned compensation – restricted stock awards	(1,102)	(878)
Retained earnings	365,753	354,993
Accumulated other comprehensive loss, net of tax	(10,515)	(9,613)

	682,130	671,370
Treasury stock, 15,120,266 and 15,070,266 shares respectively; at cost	(172,294)	(171,548)

Common stock equity	509,836	499,822
Long-term debt, net of current portion	563,071	588,536
Financing obligations, net of current portion	–	20,186

Total capitalization	1,072,907	1,108,544

Current liabilities:
Current portion of long-term debt and financing obligations	42,003	22,106
Accounts payable, principally trade	30,301	19,197
Taxes accrued other than federal income taxes	13,919	15,167
Interest accrued	14,088	14,706
Overcollection of fuel revenues	851	10,070
Other	18,818	20,781

Total current liabilities	119,980	102,027

Deferred credits and other liabilities:
Accumulated deferred income taxes	125,295	139,605
Accrued postretirement benefit liability	98,007	94,510
Asset retirement obligation	57,768	55,149
Accrued pension liability	54,225	53,000
Other	42,033	43,019

Total deferred credits and other liabilities	377,328	385,283

Commitments and contingencies
Total capitalization and liabilities	$1,570,215	$1,595,854

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except for share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Operating revenues	$182,206	$162,498	$338,058	$309,984

Energy expenses:
Fuel	47,804	37,901	86,853	70,252
Purchased and interchanged power	21,742	13,855	34,594	26,631

	69,546	51,756	121,447	96,883

Operating revenues net of energy expenses	112,660	110,742	216,611	213,101

Other operating expenses:
Other operations	41,369	42,988	82,581	82,305
Maintenance	10,751	15,707	19,954	30,770
Depreciation and amortization	23,127	21,735	46,186	43,097
Taxes other than income taxes	10,956	11,017	22,493	22,100

	86,203	91,447	171,214	178,272

Operating income	26,457	19,295	45,397	34,829

Other income (deductions):
Investment and interest income, net	441	397	712	527
Loss on extinguishments of debt	(1,732)	–	(3,838)	(1)
Miscellaneous other income	233	183	298	211
Miscellaneous income deductions	(1,020)	(355)	(1,984)	(1,144)

	(2,078)	225	(4,812)	(407)

Interest charges (credits):
Interest on long-term debt and financing obligations	12,306	12,795	24,979	25,891
Other interest	139	90	287	189
Interest capitalized	(821)	(1,349)	(1,591)	(2,665)

	11,624	11,536	23,675	23,415

Income before income taxes and cumulative effect of accounting change	12,755	7,984	16,910	11,007
Income tax expense	4,982	2,989	6,150	3,896

Income before cumulative effect of accounting change	7,773	4,995	10,760	7,111
Cumulative effect of accounting change, net of tax	–	–	–	39,635

Net income	$7,773	$4,995	$10,760	$46,746

Basic earnings per share:
Income before cumulative effect of accounting change	$0.16	$0.10	$0.23	$0.15
Cumulative effect of accounting change, net of tax	–	–	–	0.80

Net income	$0.16	$0.10	$0.23	$0.95

Diluted earnings per share:
Income before cumulative effect of accounting change	$0.16	$0.10	$0.22	$0.15
Cumulative effect of accounting change, net of tax	–	–	–	0.80

Net income	$0.16	$0.10	$0.22	$0.95

Weighted average number of shares outstanding	47,500,257	48,659,155	47,475,778	48,981,211

Weighted average number of shares and dilutive potential shares outstanding	47,966,465	49,037,673	47,933,383	49,327,186

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except for share data)

	Twelve Months Ended June 30,
	2004	2003
Operating revenues	$692,436	$669,850

Energy expenses:
Fuel	181,968	140,267
Purchased and interchanged power	63,555	79,231

	245,523	219,498

Operating revenues net of energy expenses	446,913	450,352

Other operating expenses:
Other operations	167,773	164,480
FERC settlements	–	15,500
Impairment loss on CIS project	17,576	–
Maintenance	37,430	56,308
Depreciation and amortization	90,230	87,670
Taxes other than income taxes	43,121	43,473

	356,130	367,431

Operating income	90,783	82,921

Other income (deductions):
Investment and interest income (loss), net	2,025	(640)
Loss on extinguishments of debt	(3,838)	(1)
Miscellaneous other income	475	698
Miscellaneous income deductions	(2,724)	(2,892)

	(4,062)	(2,835)

Interest charges (credits):
Interest on long-term debt and financing obligations	50,488	53,167
Other interest	793	4,647
Interest capitalized	(4,498)	(5,347)

	46,783	52,467

Income before income taxes and cumulative effect of accounting change	39,938	27,619
Income tax expense	15,673	9,710

Income before cumulative effect of accounting change	24,265	17,909
Cumulative effect of accounting change, net of tax	–	39,635

Net income	$24,265	$57,544

Basic earnings per share:
Income before cumulative effect of accounting change	$0.51	$0.36
Cumulative effect of accounting change, net of tax	–	0.81

Net income	$0.51	$1.17

Diluted earnings per share:
Income before cumulative effect of accounting change	$0.50	$0.36
Cumulative effect of accounting change, net of tax	–	0.80

Net income	$0.50	$1.16

Weighted average number of shares outstanding	47,677,134	49,335,156

Weighted average number of shares and dilutive potential shares outstanding	48,123,497	49,727,209

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2004	2003	2004	2003	2004	2003
Net income	$7,773	$4,995	$10,760	$46,746	$24,265	$57,544
Other comprehensive income (loss):
Minimum pension liability adjustment	–	–	–	–	(4,234)	(21,148)
Net unrealized gains (losses) on marketable securities:
Net holding gains (losses) arising during period	(1,066)	5,322	(779)	4,137	3,848	1,204
Reclassification adjustments for net (gains) losses included in net income	(115)	130	(348)	796	(422)	3,617

Total other comprehensive income (loss) before income taxes	(1,181)	5,452	(1,127)	4,933	(808)	(16,327)

Income tax benefit (expense) related to items of other comprehensive income (loss):
Minimum pension liability adjustment	–	–	–	–	1,673	8,216
Net unrealized gains (losses) on marketable securities	236	(1,908)	225	(1,727)	(165)	(1,687)

Total income tax benefit (expense)	236	(1,908)	225	(1,727)	1,508	6,529

Other comprehensive income (loss), net of tax	(945)	3,544	(902)	3,206	700	(9,798)

Comprehensive income	$6,828	$8,539	$9,858	$49,952	$24,965	$47,746

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$10,760	$46,746
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of electric plant in service	46,186	43,097
Amortization of nuclear fuel	8,193	8,470
Cumulative effect of accounting change, net of tax	–	(39,635)
Deferred income taxes, net	(991)	(2,901)
Loss on extinguishments of debt	3,838	1
Other amortization and accretion	4,456	3,929
Other operating activities	1	1,422
Change in:
Accounts receivable	(4,847)	(7,261)
Inventories	71	621
Net (under)/overcollection of fuel revenues	(8,411)	9,381
Prepayments and other	(3,573)	(136)
Accounts payable	11,104	710
Taxes accrued other than federal income taxes	(1,248)	(2,504)
Interest accrued	(618)	(1,302)
Other current liabilities	(1,963)	1,688
Deferred charges and credits	4,653	2,835

Net cash provided by operating activities	67,611	65,161

Cash flows from investing activities:
Cash additions to utility property, plant and equipment	(30,010)	(32,735)
Cash additions to nuclear fuel	(7,602)	(6,660)
Interest capitalized:
Utility property, plant and equipment	(1,476)	(2,523)
Nuclear fuel	(115)	(142)
Decommissioning trust funds:
Purchases, includes funding of $3.0 million and $7.6 million, respectively	(9,392)	(11,501)
Sales and maturities	5,272	3,469
Other investing activities	(1,755)	1,238

Net cash used for investing activities	(45,078)	(48,854)

Cash flows from financing activities:
Proceeds from exercise of stock options	305	–
Repurchases of common stock	(746)	(16,728)
Repurchases of and payments on first mortgage bonds	(29,067)	(39,360)
Nuclear fuel financing obligations:
Proceeds	8,198	7,367
Payments	(8,465)	(9,704)
Other financing activities	(256)	(309)

Net cash used for financing activities	(30,031)	(58,734)

Net decrease in cash and temporary investments	(7,498)	(42,427)
Cash and temporary investments at beginning of period	34,426	75,142

Cash and temporary investments at end of period	$26,928	$32,715

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A. Principles of Preparation

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Annual Report of El Paso Electric Company on Form 10-K for the year ended December 31, 2003 (the “2003 Form 10-K”). Capitalized terms used in this report and not defined herein have the meaning ascribed for such terms in the 2003 Form 10-K. In the opinion of management of the Company, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at June 30, 2004 and December 31, 2003; the results of its operations and comprehensive operations for the three, six and twelve months ended June 30, 2004 and 2003; and its cash flows for the six months ended June 30, 2004 and 2003. The results of operations and comprehensive operations for the three and six months ended June 30, 2004 and the cash flows for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full calendar year.

Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in annual financial statements prepared in accordance with generally accepted accounting principles. Certain prior period amounts primarily related to the presentation of energy service operation revenues and expenses have been reclassified to conform with the current period presentation.

At January 1, 2004, the Company adopted FASB Interpretation No. 46 (“FIN 46R”), “Consolidation of Variable Interest Entities,” which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. As of June 30, 2004, the Company has had no transactions that have established a variable interest entity and the implementation of this standard did not have an impact on the Company’s financial position or results of operations.

SFAS No. 71. The Company discontinued the application of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” to its financial statements in 1991 and is currently evaluating whether it meets the criteria for reapplication of SFAS No. 71 to some or all of its business.

Stock Options and Restricted Stock. The Company has two stock-based long-term incentive plans and accounts for them under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Stock options have typically been granted with an exercise price equal to fair market value on the date of grant and, accordingly, no compensation expense is recorded by the Company. Restricted stock has been granted at fair market value. Accordingly, the Company recognizes compensation expense by ratably amortizing the fair market value of the grant of restricted stock over the restriction period. If compensation expense for the option portion of the plans had been determined based on the fair value of the option at the grant date and amortized on a straight-line basis over the vesting period, consistent with the provisions of SFAS

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

No. 123, “Accounting for Stock-Based Compensation,” the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$7,773	$4,995	$10,760	$46,746
Deduct: Compensation expense, net of tax	229	228	458	459

Pro forma net income	$7,544	$4,767	$10,302	$46,287

Basic earnings per share:
As reported	$0.16	$0.10	$0.23	$0.95
Pro forma	0.16	0.10	0.22	0.95
Diluted earnings per share:
As reported	0.16	0.10	0.22	0.95
Pro forma	0.16	0.10	0.22	0.94

	Twelve Months Ended June 30,
	2004	2003
Net income, as reported	$24,265	$57,544
Deduct: Compensation expense, net of tax	916	1,184

Pro forma net income	$23,349	$56,360

Basic earnings per share:
As reported	$0.51	$1.17
Pro forma	0.49	1.14
Diluted earnings per share:
As reported	0.50	1.16
Pro forma	0.49	1.14

Compensation expense for the restricted stock awards is recognized on a fair value basis and is measured by referencing the quoted market price of the shares at the grant date, amortized ratably over the restriction period. Unearned compensation related to restricted stock awards is shown as a reduction of common stock equity and is the remaining unamortized portion of the restricted stock awards.

Unbilled Revenues. Accounts receivable includes accrued unbilled revenues of $18.2 million and $16.5 million at June 30, 2004 and December 31, 2003, respectively.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Cash Flow Disclosures (in thousands)

	Six Months Ended June 30,
	2004	2003
Cash paid for:
Interest on long-term debt and financing obligations	$25,001	$26,659
Income taxes	7,150	2,100

Non-cash financing activities:
Grants of restricted shares of common stock	776	669

B. Regulation

For a full discussion of the Company’s regulatory matters, see Note B of Notes to Consolidated Financial Statements in the 2003 Form 10-K.

General

In 1999, both the Texas and New Mexico legislatures enacted electric utility industry restructuring laws requiring competition in certain functions of the industry and ultimately in the Company’s service area. In Texas, the Company is exempt from the requirements of the Texas Restructuring Law, including utility restructuring and retail competition, at least until the expiration of the Freeze Period in August 2005. In April 2003, the New Mexico Restructuring Act was repealed and as a result, the Company’s operations in New Mexico will continue to be fully regulated. The Company cannot predict at this time the full effects the repeal of the New Mexico Restructuring Act will have on the Company as it prepares for retail competition in Texas.

Federal Regulatory Matters

Federal Energy Regulatory Commission. The FERC has been conducting an investigation into potential manipulation of electricity prices in the western United States during 2000 and 2001. On August 13, 2002, the FERC initiated a Federal Power Act (“FPA”) investigation into the Company’s wholesale power trading in the western United States during 2000 and 2001 to determine whether the Company and Enron engaged in misconduct and, if so, to determine potential remedies. The Company reached settlements with the FERC and other parties in 2002 and 2003. Under the terms of the settlements, the Company agreed to refund a total of $15.5 million of revenues it earned on wholesale power transactions. In July 2003, the FERC approved the settlements and on August 5, 2003, the Company deposited the $15.5 million into an interest bearing escrow account to consummate the settlements. The Company believes the FERC’s order resolved all issues between the FERC and the other parties to this investigation. Under the settlements, the Company has agreed to make wholesale sales pursuant to its cost of service rate authority rather than its market-based rate authority for the

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

period December 1, 2002 through December 31, 2004. This agreement allows the Company to sell power into wholesale markets at its incremental cost plus $21.11 per MWh. To the extent that wholesale market prices exceed these agreed upon amounts, the Company will forego the opportunity to realize these additional revenues. Although this provision has not had a significant impact on the Company’s revenues through June 30, 2004, the Company is unable to predict the effect, if any, this will have on the Company’s revenues for the remainder of 2004.

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

Deregulation. The Texas Restructuring Law required certain investor-owned electric utilities to separate power generation activities from transmission and distribution activities by January 1, 2002, and on that date, retail competition was instituted in some parts of Texas. The Texas Restructuring Law, however, specifically recognized and preserved the Company’s Texas Rate Stipulation and Texas Settlement Agreement by, among other things, exempting the Company’s Texas service area from retail competition until the end of the Freeze Period. The Texas Commission opened a project (Project No. 28971) to evaluate the readiness of the Company’s service area in Texas for retail competition. In this project, the Texas Commission may specify in advance the factors that are important in deciding when and how to open the Company’s service area in Texas to customer choice. The Texas Commission has published and taken comments from interested parties on a proposed rule. The proposed rule sets forth a process and sequence of events for the introduction of retail competition in the Company’s service territory. The proposed sequence of events is based upon completion of the specific items in each stage before the next stage is initiated. Based on the Texas Commission’s proposed rule, the first event that must occur before the introduction of competition in the Company’s service territory is the creation of an operating regional transmission organization. If the proposed rule is adopted in its present form, the Company believes that retail competition in the El Paso area would likely not begin for several years. The Texas Commission is expected to issue its final rule before the end of 2004. There is substantial uncertainty about both the regulatory framework and market conditions that will exist if and when retail competition is implemented in the Company’s service territory and the Company may incur substantial preparatory, restructuring and other costs that may not ultimately be recoverable. There can be no assurance that deregulation will not adversely affect the future operations, cash flows and financial condition of the Company.

Fuel. Although the Company’s base rates are frozen in Texas pursuant to Texas Commission rules and the Texas Rate Stipulation, the Company can request adjustments to its fuel factor to more accurately reflect projected energy costs associated with providing electricity and seek recovery of past

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

undercollections of fuel revenues, subject to periodic final review by the Texas Commission in fuel reconciliation proceedings.

The Company reconciled its Texas jurisdictional fuel costs for the period January 1, 1999 through December 31, 2001 in PUC Docket No. 26194, and on May 5, 2004, the Texas Commission issued its final order. At issue was the Company’s request to recover an additional $15.8 million, before interest, from its Texas customers as a surcharge because of fuel undercollections from January 1999 through December 2001. The Texas Commission disallowed approximately $4.5 million of Texas jurisdictional expenses, before interest, consisting primarily of (i) approximately $4.2 million of purchased power expenses which the Texas Commission characterized as “imputed capacity charges,” and (ii) approximately $0.3 million in fees which were deemed to be administrative costs, not recoverable as fuel. In Texas, capacity charges are not eligible for recovery as fuel expenses, but are to be recovered through the Company’s base rates. As the Company’s base rates were frozen during the time period in which the imputed capacity charges were deemed to have been incurred, the $4.2 million of imputed capacity charges would be permanently disallowed, and not recoverable from its Texas customers. The Texas Commission’s decision has been appealed by two parties and the Company, and the Company is unable to predict the ultimate outcome of the appeals.

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

Deregulation. In April 2003, the New Mexico Restructuring Act was repealed and as a result the Company’s operations in New Mexico will continue to be fully regulated. The Company cannot predict at this time the full effects the repeal of the New Mexico Restructuring Act will have on the Company if it ultimately transitions to retail competition in Texas.

New Mexico Rate Stipulation. On June 1, 2004, the Company implemented new rates according to the New Mexico Stipulation whereby, among other things, the Company agreed for a period of three years beginning June 1, 2004 to (i) freeze base rates after an initial non-fuel base rate reduction of 1%;

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(ii) fix fuel and purchased power cost associated with 10% of the Company’s jurisdictional retail sales in New Mexico at $0.021 per kWh; (iii) leave subject to reconciliation the remaining 90% of the Company’s New Mexico jurisdictional fuel and purchased power costs not collected in base rates; (iv) continue the collection of a portion of fuel and purchased power costs in base rates as presently collected in the amount of $0.01949 per kWh; (v) price power provided from Palo Verde Unit 3 to the extent of its availability at an 80% nuclear, 20% gas fuel mix (previously such power was priced at 75% nuclear, 25% gas fuel mix); and (vi) deem reconciled, for the period June 15, 2001 through May 31, 2004, the Company’s fuel and purchased power costs for the New Mexico jurisdiction.

Fuel. In April 2004, the New Mexico Commission, as part of the New Mexico Stipulation, approved a fuel and purchased power cost adjustment clause. The Company will continue to recover fuel and purchased power costs in base rates in the amount of $0.01949 per kWh and continue the fuel and purchased power cost adjustment to recover 90% of the remaining fuel and purchased power costs. Fuel and purchased power costs associated with the remaining 10% of the Company’s jurisdictional retail sales in New Mexico is fixed at $0.021 per kWh. The Company and all intervenors entered into the New Mexico Stipulation on the Company’s compliance filing.

C. Common Stock

Common Stock Repurchase Program

In February 2004, the Board of Directors authorized a new stock repurchase program permitting the repurchase of up to 2 million shares of its outstanding common stock. During the second quarter of 2004, the Company repurchased 50,000 shares of common stock. Since the inception of the stock repurchase programs in 1999, the Company has repurchased a total of 15,050,000 shares of common stock at an aggregate cost of $171.8 million, including commissions. The Company may continue making purchases of its stock at open market prices and may engage in private transactions, where appropriate. The repurchased shares will be available for issuance under employee benefit and stock option plans, or may be retired.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Reconciliation of Basic and Diluted Earnings Per Share

The reconciliation of basic and diluted earnings per share before cumulative effect of accounting change is presented below:

	Three Months Ended June 30,
	2004			2003
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands)			(In thousands)
Basic earnings per share:
Net Income	$7,773	47,500,257	$0.16	$4,995	48,659,155	$0.10

Effect of dilutive securities:
Unvested restricted stock	–	17,505		–	41,707
Stock options	–	448,703		–	336,811

Diluted earnings per share:
Net Income	$7,773	47,966,465	$0.16	$4,995	49,037,673	$0.10

	Six Months Ended June 30,
	2004			2003
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands)			(In thousands)
Basic earnings per share:
Income before cumulative effect of accounting change	$10,760	47,475,778	$0.23	$7,111	48,981,211	$0.15

Effect of dilutive securities:
Unvested restricted stock	–	20,431		–	23,826
Stock options	–	437,174		–	322,149

Diluted earnings per share:
Income before cumulative effect of accounting change	$10,760	47,933,383	$0.22	$7,111	49,327,186	$0.15

	Twelve Months Ended June 30,
	2004			2003
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands)			(In thousands)
Basic earnings per share:
Income before cumulative effect of accounting change	$24,265	47,677,134	$0.51	$17,909	49,335,156	$0.36

Effect of dilutive securities:
Unvested restricted stock	–	50,111		–	61,880
Stock options	–	396,252		–	330,173

Diluted earnings per share:
Income before cumulative effect of accounting change	$24,265	48,123,497	$0.50	$17,909	49,727,209	$0.36

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Options excluded from the computation of diluted earnings per share because the exercise price was greater than the average market price for the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2004	2003	2004	2003	2004	2003
Options excluded	154,449	966,041	356,597	1,120,580	686,054	1,120,580
Exercise price range	$14.50—$15.99	$11.88—$15.99	$13.77—$15.99	$11.00—$15.99	$11.88—$15.99	$11.00—$15.99

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

Power Contracts

In addition to the contracts disclosed in the Company’s 2003 Form 10-K, the Company has entered into a 20-year contract for the purchase of up to 133 MW of capacity and associated energy from Southwestern Public Service Company beginning in 2006. This contract includes a demand charge, energy charge and a transmission charge.

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

The Company analyzes the costs of its obligations arising from environmental matters on an ongoing basis, and believes it has made adequate provision in its financial statements to meet such

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

obligations. As a result of this analysis, the Company has a provision for environmental remediation obligations of approximately $0.8 million as of June 30, 2004, which is related to compliance with federal and state environmental standards. However, unforeseen expenses associated with compliance could have a material adverse effect on the future operations and financial condition of the Company.

The Company incurred the following expenditures during the three, six and twelve months ended June 30, 2004 and 2003 to comply with federal environmental statutes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2004	2003	2004	2003	2004	2003
Clean Air Act	$424	$453	$634	$558	$1,136	$883
Clean Water Act	130	235	356	382	623	2,155

The Company is not aware of any active investigation of its compliance with environmental requirements by the Environmental Protection Agency, the Texas Commission on Environmental Quality or the New Mexico Environment Department. Furthermore, the Company is not aware of any unresolved, potentially material liability it would face pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as the Superfund law.

Tax Matters

The IRS has disputed whether the Company was entitled to deduct certain payments made in 1996 related to Palo Verde and its treatment of a litigation settlement in 1997 related to a terminated merger agreement. The Company has reached a tentative agreement, subject to final IRS approval, to settle these and all other issues relative to its 1996 through 1998 federal income tax returns. The Company expects the IRS will make a final decision regarding the proposed settlement before the end of 2004. Should the proposed settlement be rejected by the IRS, the Company cannot predict the eventual outcome of this matter. Also, the IRS is currently performing an examination of the 1999 through 2002 income tax returns. The Company has established, and periodically reviews and re-evaluates, an estimated contingent tax liability on its consolidated balance sheet to provide for the possibility of adverse outcomes in tax proceedings. Although the ultimate outcome of the settlement or the ongoing examination cannot be predicted with certainty, and while the contingent tax reserve may not in fact be sufficient, the Company believes that the amount of contingent tax reserve recorded as of June 30, 2004 is a reasonable estimate of any additional tax that may be due.

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

On April 2, 2004, Local 960 filed a petition with the NLRB seeking an election to determine union representation for employees in the customer service area. The Company challenged the appropriateness of the employee unit petitioned by Local 960. On June 10, 2004, the NLRB decided the appropriate group eligible to vote consisted of 65 hourly, customer service employees in the Company’s phone center, outlying areas and customer resource unit. The election is scheduled for August 20, 2004.

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

On January 16, 2003, the Company was served with a complaint on behalf of a purported class of shareholders alleging violations of the federal securities laws (Roth v. El Paso Electric Company, et al., No. EP-03-CA-0004). The complaint was filed in the El Paso Division of the United States District Court for the Western District of Texas. The suit seeks undisclosed compensatory damages for the class as well as costs and attorneys’ fees. The lead plaintiff, Carpenters Pension Fund of Illinois, filed a consolidated amended complaint on July 2, 2003, alleging, among other things, that the Company and certain of its current and former directors and officers violated securities laws by failing to disclose that some of the Company’s revenues and income were derived from an allegedly unlawful relationship with Enron. The allegations arise out of the FERC investigation of the power markets in the western United States during 2000 and 2001, which the Company previously settled with the FERC Trial Staff and certain intervening parties. On August 15, 2003, the Company and the individual defendants filed a motion to dismiss the complaint for failure to state a claim upon which relief can be granted. On November 26, 2003, the Court denied the motion to dismiss as to the Company and three of the individual defendants and granted the motion to dismiss as to two individual defendants. On April 13, 2004, the Court granted a motion of the Company and the remaining individual defendants requesting permission to file an interlocutory appeal to the U. S. Court of Appeals for the Fifth Circuit regarding certain legal questions relating to the Court’s denial of the motion to dismiss the complaint as to those defendants. On April 27, 2004, the Court entered an order staying the district court proceedings until the Fifth Circuit completed its review. On June 7, 2004, the U. S. Court of Appeals denied the appeal which automatically lifted the stay in the district court. This matter is presently set for trial on March 28, 2005, but such date may be extended. While the Company believes the lawsuit is without merit and intends to defend itself vigorously, the Company is unable to predict the outcome.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On May 21, 2003, the Company was served with a complaint by the Port of Seattle seeking civil damages under the Sherman Act, the Racketeer Influenced and Corrupt Organization Act, and state anti-trust laws, as well as for fraud (Port of Seattle v. Avista Corporation, et al., No. CV03-117OP). The complaint was filed in the United States District Court for the Western District of Washington. The complaint alleges that the Company, indirectly through its dealings with Enron, conspired with the other named defendants to manipulate the California energy market, which had the effect of artificially inflating the price that the Port of Seattle paid for electricity. The Company, together with several other defendants, filed a motion to dismiss. On May 12, 2004, the Court granted the Company’s motion, and the suit was dismissed. The Port of Seattle has filed an appeal of the Court’s decision with the U. S. Court of Appeals for the Ninth Circuit.

On May 5, 2004, Wah Chang, a specialty metals manufacturer which operates a plant in Oregon, filed suit against the Company and other defendants in the United States District Court for the District of Oregon. (Wah Chang v. Avista Corporation, et al., No. 04-619AS). The complaint makes substantially the same allegations as were made in Port of Seattle and seeks the same types of damages. In addition, on June 7, 2004, the City of Tacoma filed suit against the Company and other defendants in the United States District Court for the Western District of Washington (City of Tacoma v. American Electric Power Service Corp., et al., C04-5325RBL). This complaint also makes substantially the same allegations as were made in Port of Seattle and seeks civil damages (including treble damages) from the Company and the other defendants for violations of certain antitrust provisions under the Sherman Act. Based on court rulings in Port of Seattle, the Company anticipates that both of these matters will be transferred to the same court that heard and dismissed the Port of Seattle lawsuit. While the Company believes that these matters are without merit and intends to defend itself vigorously, the Company is unable to predict the outcome.

On November 3, 2003, TNP filed a complaint against the Company with the FERC, asking the FERC to make a determination that TNP has certain “rollover rights” to network-type transmission service over the Company’s transmission system as a result of a power sales agreement between it and the Company which expired at the end of 2002. TNP asserts that it has such rights under the rollover provisions of FERC Order No. 888. The Company has responded to TNP’s complaint by contesting TNP’s assertion of rollover rights on several grounds. Due to existing transmission constraints, a FERC ruling granting TNP’s complaint could adversely impact the Company’s ability to import lower cost power from Palo Verde and Four Corners to serve its retail customers, which could result in higher rates for the Company’s retail electric customers. A hearing on this matter before an administrative law judge was held on July 19 and 20, 2004, and the Company is awaiting a decision. The Company cannot predict the outcome of this matter or the effect that an adverse ruling by the FERC might have on the Company or its retail customers.

On June 29, 2004, the Company filed suit against TNP in the Third Judicial District Court of New Mexico, claiming that TNP acted in bad faith by claiming such transmission rights and seeking to obtain use of more transmission rights than originally allocated to TNP under its original contract with the Company. The Company seeks both actual and exemplary damages from TNP as well as a

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

declaration that TNP breached its agreements with the Company, acted in bad faith and violated New Mexico law prohibiting such actions.

On February 9, 2004, Enron North America Corp. (“ENA”) filed suit against the Company seeking payment of approximately $5.4 million, plus interest and costs, relating to certain natural gas supply contracts (Enron North America Corp. v. El Paso Electric Co., Case No. 01-16034, United States Bankruptcy Court, Southern District of New York). The complaint alleges that ENA entered into two natural gas supply contracts with the Company which automatically terminated as a result of ENA’s bankruptcy. ENA contends that, under the terms of the contracts, the Company owes ENA termination payments because the market price of natural gas at the date of termination was lower than the contract price. While ENA acknowledges that the contracts contain a provision (the “One-Way Payment Provision”) under which the termination payment would be calculated to be zero, ENA seeks a ruling from the court that the One-Way Payment Provision is unenforceable and that the Company should be required to pay termination payments in the amount of approximately $5.4 million, plus interest and costs. The first of these two contracts covers gas to be supplied by ENA during the months of November and December of 2001 (the “2001 Contract”). The Company estimates that the value of the termination payment claimed by ENA under the 2001 Contract is approximately $1.8 million. The second of these two contracts covers gas to be supplied by ENA during the months of January through December of 2002 (the “2002 Contract”). The Company estimates that the value of the termination payment claimed by ENA under the 2002 Contract is approximately $3.6 million. Based upon the Company’s assessment of the probability of an adverse outcome, the Company expensed $1.5 million, pre-tax, in 2003 for this matter. On April 19, 2004, the Bankruptcy Court approved a confidential settlement agreement and mutual release by and between ENA and the Company, resolving all issues in the suit. The Company does not expect any further charge to earnings as a result of this settlement.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

F. Employee Benefits

Retirement Plans

The net periodic benefit cost recognized for the three, six and twelve months ended June 30, 2004 and 2003 is made up of the components listed below as determined using the projected unit credit actuarial cost method (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Components of net periodic benefit cost:
Service cost	$1,113	$953	$2,226	$1,906
Interest cost	2,522	2,403	5,044	4,806
Expected return on plan assets	(1,927)	(1,884)	(3,854)	(3,768)
Amortization of:
Unrecognized loss	843	434	1,686	868
Unrecognized prior service cost	5	5	10	10

Net periodic benefit cost	$2,556	$1,911	$5,112	$3,822

	Twelve Months Ended June 30,
	2004	2003
Components of net periodic benefit cost:
Service cost	$4,132	$3,585
Interest cost	9,848	9,368
Expected return on plan assets	(7,622)	(7,649)
Amortization of:
Unrecognized loss	2,554	868
Unrecognized prior service cost	21	21

Net periodic benefit cost	$8,933	$6,193

During the six months ended June 30, 2004, the Company contributed $3.8 million to its retirement plans. By September 15, 2004, the Company anticipates it will contribute, at a minimum, an additional $7.9 million. This additional contribution will increase total contributions to $15.5 million in 2004.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Postretirement Benefits

The net periodic benefit cost recognized for the three, six and twelve months ended June 30, 2004 and 2003 is made up of the components listed below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Components of net periodic benefit cost:
Service cost	$1,159	$979	$2,318	$1,958
Interest cost	1,756	1,617	3,512	3,234
Expected return on plan assets	(315)	(255)	(630)	(510)
Amortization of unrecognized gain	–	–	–	–

Net periodic benefit cost	$2,600	$2,341	$5,200	$4,682

	Twelve Months Ended June 30,
	2004	2003
Components of net periodic benefit cost:
Service cost	$4,275	$3,516
Interest cost	6,746	6,080
Expected return on plan assets	(1,140)	(1,009)
Amortization of unrecognized gain	–	(396)

Net periodic benefit cost	$9,881	$8,191

During the six months ended June 30, 2004, the Company contributed $1.7 million to its other postretirement benefits plan.

In December 2003, the Company elected to defer recognition of the potential effect of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Act”) until authoritative guidance on the accounting for the federal subsidy is issued. In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 106-2 (“FSP 106-2”) which requires measurement of the accumulated post-retirement benefit obligation and the net periodic post-retirement benefit cost to reflect the effects of the subsidy for interim or annual periods beginning after June 15, 2004. The Company has not yet determined the effects of the Act on its results of operations, financial condition or liquidity.

G. Franchises and Significant Customers

City of El Paso Franchise

The Company’s franchise agreement with the City of El Paso, Texas (“City”) includes an option to acquire all of the non-cash assets of the Company at the end of the franchise on August 1, 2005. To

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

exercise the option, the City was required to deliver written notice to the Company one year prior to the expiration of the franchise term. The option expired on August 1, 2004 without being exercised by the City.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

El Paso Electric Company:

We have reviewed the condensed consolidated balance sheet of El Paso Electric Company and subsidiary as of June 30, 2004, the related condensed consolidated statements of operations and comprehensive operations for the three-month, six-month, and twelve-month periods ended June 30, 2004 and 2003, and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2004 and 2003. These condensed consolidated financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of El Paso Electric Company and subsidiary as of December 31, 2003, and the related consolidated statements of operations, comprehensive operations, changes in common stock equity, and cash flows for the year then ended (not presented herein); and in our report dated March 10, 2004, we expressed an unqualified opinion on those consolidated financial statements. Our report referred to a change in the Company’s method of accounting for asset retirement obligations in 2003. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

El Paso, Texas

August 5, 2004

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

Summary of Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented and actual results could differ in future periods from those estimates. In addition to the discussion on reapplication of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” presented below, critical accounting policies and estimates, which are both important to the portrayal of the Company’s financial condition and results of operations and which require complex, subjective judgments are more fully described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2003 Form 10-K.

SFAS No. 71

Regulated electric utilities typically prepare their financial statements in accordance with SFAS No. 71. Under this accounting standard, certain recoverable costs, with cost recovery being provided either before or after the costs are incurred, are shown as either assets or liabilities on a utility’s balance sheet, if the regulator provides assurance that these costs will be charged to and collected from its customers (or has already permitted such cost recovery). The resulting regulatory assets and or liabilities are amortized in subsequent periods based upon their respective amortization periods in a utility’s cost of service.

Beginning in 1991, the Company discontinued the application of SFAS No. 71 to its financial statements. This decision was based on the Company’s determination that its rates were no longer designed to recover its costs of providing service to customers. Upon emerging from bankruptcy in 1996, the Company again concluded that it did not meet the criteria for applying SFAS No. 71 because of the 10-year rate freeze in Texas and its ongoing intention not to seek changes in its New Mexico rates, which had been established in 1990.

The Company regularly analyzes whether it meets the criteria for reapplication of SFAS No. 71 to some or all of its business. Recently, the Company settled a cost of service-based rate case in New Mexico. In August 2005, the Texas Freeze Period will terminate and at some point the Company’s generation business in Texas could be deregulated. These or other factors may lead the Company to conclude that the financial results for some or all of its business should in the future be prepared in accordance with SFAS No. 71. This change would generally require that certain costs (e.g. OPEB transition obligations or accumulated deferred investment tax credits) be recorded as regulatory assets or regulatory liabilities, and that a corresponding charge or credit to income be recorded during the period. There would be no change in the Company’s present method of accounting for fuel expense under-recoveries and over-recoveries which are recorded as assets or liabilities until collected or repaid in accordance with generally accepted accounting principles, as required by statutes in both Texas and New Mexico.

The Company expects to complete its current evaluation during the third quarter of 2004.

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

The electric utility industry in general and the Company in particular are facing significant challenges and increased competition as a result of changes in federal provisions relating to third-party transmission services and independent power production, as well as changes in state laws and regulatory provisions relating to wholesale and retail service. In 1999, both Texas and New Mexico passed industry deregulation legislation requiring the Company to separate its transmission and distribution functions, which would remain regulated, from its power generation and energy services businesses, which would operate in a competitive market in the future. New Mexico repealed the New Mexico Restructuring Act in April 2003, and the Company’s operations in New Mexico will remain fully regulated. In Texas, the Company’s service territory has not yet been deregulated, but the Company is preparing for retail competition. If the Company does not enter retail competition for generating services at the end of the Freeze Period, the Company’s generating services will continue to be regulated by the Texas Commission. The Texas Commission opened a project (Project No. 28971) to evaluate the readiness of the Company’s service area in Texas for retail competition. In this project, the Texas Commission may specify in advance the factors that are important in deciding when and how to open the Company’s service area in Texas to customer choice. The Texas Commission has published and taken comments from interested parties on a proposed rule. The proposed rule sets forth a process and sequence of events for the introduction of retail competition in the Company’s service territory. The proposed sequence of events is based upon completion of the specific items in each stage before the next stage is initiated. Based on the Texas Commission’s proposed rule, the first event that must occur before the introduction of competition in the Company’s service territory is the creation of an operating regional transmission organization. If the proposed rule is adopted in its present form, retail competition in the El Paso area would not begin for several years. The Texas Commission is expected to issue its final rule before the end of 2004. There is substantial uncertainty about both the regulatory framework and market conditions that will exist if and when retail competition is implemented in the Company’s Texas service territory and the Company may incur substantial preparatory, restructuring and other costs that may not ultimately be recoverable. There can be no assurance that deregulation would not adversely affect the future operations, cash flows and financial condition of the Company.

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

Liquidity and Capital Resources

The Company’s principal liquidity requirements in the near-term are expected to consist of interest payments on the Company’s indebtedness, operating and capital expenditures related to the Company’s generating facilities and transmission and distribution systems, income and other taxes, and reorganization costs related to deregulation in Texas, if and when deregulation occurs. The Company expects that cash flows from operations will be sufficient for such purposes. As of June 30, 2004, the Company had approximately $26.9 million in cash and cash equivalents, a decrease of $7.5 million from the balance of $34.4 million on December 31, 2003.

In addition to the contractual obligations disclosed in the Company’s 2003 Form 10-K, in July 2004 the Company entered into a 20-year power contract beginning in 2006. The contractual obligation related to this contract will be $11.3 million for 2006, $23.2 million for 2007 and 2008 and $230.3 million for 2009 and later.

Pollution control bonds of $193.1 million are subject to remarketing in 2005, and first mortgage bonds of $175.8 million are scheduled to mature in 2006. The Company expects that these obligations and the $100 million revolving credit facility, which matures in January 2005 (against which approximately $41.9 million had been drawn for nuclear fuel purchases as of June 30, 2004) will be refinanced through the capital and credit markets. Additionally, the Company has $194.1 million of first mortgage bonds which become callable in 2006. The Company’s ability to access capital and credit markets may be adversely affected by uncertainties related to operating in a competitive energy market, tight credit markets and debt rating agency actions.

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

During the twelve months ended June 30, 2004 and 2003, the Company utilized $2.5 million and $70.9 million, respectively, of federal tax loss carryforwards. The Company anticipates that existing federal tax loss carryforwards will be fully utilized in 2004, should the IRS settlement for the tax years 1996 through 1998 be approved by the IRS, and that the Company’s cash flow requirements for income taxes are expected to increase over that required in recent years.

The Company is continually evaluating its funding requirements related to its retirement plans, other postretirement benefit plans, and decommissioning trust funds. By September 15, 2004, the Company anticipates it will contribute, at a minimum, an additional $7.9 million to its pension plan. The Company contributed an additional $3.2 million to one of its retirement plans in September 2003. The Company also contributed an additional $4.7 million to the decommissioning trust funds in January 2003 in order to meet its funding requirement as of December 31, 2002.

Since inception of its deleveraging program in 1996, the Company has repurchased or retired with internally generated cash $575.9 million of first mortgage bonds. First Mortgage Bonds totaling $25.4 million were repurchased in the six month period ended June 30, 2004. Common stock equity as a percentage of capitalization, including current portion of long-term debt and financing obligations, was 46% as of June 30, 2004.

Although the Company is currently at industry averages, the degree to which the Company is leveraged could have important consequences for the Company’s liquidity, including (i) limiting the Company’s ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate or other purposes in the future; and (ii) placing the Company at a competitive disadvantage by limiting its financial flexibility to respond to the demands of the competitive market and making it more vulnerable to adverse economic or business changes.

Since the inception of the stock repurchase programs in 1999, the Company has repurchased 15.1 million shares in total at an aggregate cost of $171.8 million, including commissions. In February 2004, the Board of Directors authorized a new stock repurchase program permitting the repurchase of up to 2 million shares of its outstanding common stock. During the second quarter of 2004, the Company repurchased approximately 50,000 shares of common stock in the open market. The Company may continue making purchases of its stock at open market prices and may engage in private transactions, where appropriate. The repurchased shares will be available for issuance under employee benefit and stock option plans, or may be retired.

Historical Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Income before cumulative effect of accounting change (in thousands)	$7,773	$4,995	$10,760	$7,111
Diluted earnings per share before cumulative effect of accounting change	0.16	0.10	0.22	0.15

	Twelve Months Ended June 30,
	2004	2003
	Actual	Actual	Pro forma
Income before cumulative effect of accounting change (in thousands)	$24,265	$17,909	$20,221
Diluted earnings per share before cumulative effect of accounting change	0.50	0.36	0.41

Income before the cumulative effect of accounting change for the three months ended June 30, 2004 increased $2.8 million, or $0.06 diluted earnings per share, compared to the results for the same period a year ago. This after-tax increase resulted primarily from decreased non-Palo Verde maintenance expense of $2.4 million, increased retail sales of $1.4 million and decreased Palo Verde operation and maintenance expense of $0.7 million. These increases were partially offset by the loss on extinguishment of debt of $1.1 million, after-tax and increased depreciation and amortization expense of $0.8 million, after-tax.

Income before the cumulative effect of accounting change for the six months ended June 30, 2004 increased $3.6 million, or $0.07 diluted earnings per share, compared to the results for the same period a year ago. This after-tax increase resulted primarily from decreased non-Palo Verde maintenance expense of $5.8 million and increased retail sales of $4.0 million. These increases were partially offset by the following items, which are all presented on an after-tax basis (i) an increase in the loss on extinguishment of debt of $2.3 million; (ii) increased depreciation and amortization expense of $1.9 million; (iii) decreased economy sales and margins of $0.8 million; and (iv) increased pension and benefits expense of $0.8 million.

Income before the cumulative effect of accounting change for the twelve months ended June 30, 2004 increased $4.0 million or $0.09 diluted earnings per share, compared to the pro forma results for the same period a year ago. The pro forma net income and earnings per share amounts shown above assume SFAS No. 143 had been applied on a retroactive basis. This after-tax increase was primarily due to the following items, which are all presented on an after-tax basis (i) the 2002 accrual for the FERC settlements of $9.5 million; (ii) decreased non-Palo Verde maintenance expense of $9.1 million; and (iii) increased retail sales of $8.9 million. These increases were partially offset by (i) the impairment loss on the CIS project of $10.7 million; (ii) decreased wholesale sales revenue of $6.4 million primarily related to the expiration of two long-term contracts; (iii) the Texas fuel disallowance of $2.7 million; (iv) increased pension and benefits expenses of $2.9 million; and (v) an increase in the loss on extinguishment of debt of $2.3 million.

Operating revenues net of energy expenses increased $1.9 million and $3.5 million for the three and six months ended June 30, 2004, respectively, compared to the same periods last year, primarily due to increased retail sales of $2.3 million and $6.6 million, respectively. The increase for the six month period ended June 30, 2004 was partially offset by (i) decreased sales and/or margins on economy sales of $1.3 million; (ii) $0.6 million of various unreconcilable fuel expense items; and (iii) 2003 CFE margins of $0.4 million with no comparable activity in 2004.

Operating revenues net of energy expenses decreased $3.4 million for the twelve months ended June 30, 2004 compared to the same period last year, primarily due to (i) decreased wholesale sales revenues of $10.5 million primarily related to the expiration of two long-term contracts; (ii) the Texas fuel disallowance of $4.5 million; (iii) a $1.8 million decrease in revenue from the energy service operation; and (iv) the $1.6 million expense which related to the settlement agreement with ENA. This decrease was partially offset by an increase in retail sales of $14.6 million.

Comparisons of kWh sales and operating revenues are shown below (in thousands):

			Increase (Decrease)
Quarter Ended June 30:	2004	2003	Amount	Percent
kWh sales:
Retail:
Residential	468,486	447,248	21,238	4.7%
Commercial and industrial, small	556,515	535,141	21,374	4.0
Commercial and industrial, large	315,445	301,785	13,660	4.5
Sales to public authorities	323,768	315,943	7,825	2.5

Total retail sales	1,664,214	1,600,117	64,097	4.0

Wholesale:
Sales for resale	13,486	29,313	(15,827)	(54.0	)(1)
Economy sales	431,354	417,896	13,458	3.2

Total wholesale sales	444,840	447,209	(2,369)	(0.5)

Total kWh sales	2,109,054	2,047,326	61,728	3.0

Operating revenues:
Base revenues:
Retail:
Residential	$41,981	$40,437	$1,544	3.8%
Commercial and industrial, small	43,346	42,418	928	2.2
Commercial and industrial, large	11,013	11,023	(10)	(0.1)
Sales to public authorities	19,045	19,174	(129)	(0.7)

Total retail base revenues	115,385	113,052	2,333	2.1
Wholesale:
Sales for resale	520	1,557	(1,037)	(66.6	)(1)

Total base revenues	115,905	114,609	1,296	1.1
Fuel revenues	45,070	30,470	14,600	47.9	(2)
Economy sales	18,527	15,639	2,888	18.5	(3)
Other	2,704	1,780	924	51.9	(4)(5)

Total operating revenues	$182,206	$162,498	$19,708	12.1

			Increase (Decrease)
Six Months Ended June 30:	2004	2003	Amount	Percent
kWh sales:
Retail:
Residential	936,803	878,450	58,353	6.6%
Commercial and industrial, small	1,011,363	972,704	38,659	4.0
Commercial and industrial, large	618,835	566,526	52,309	9.2
Sales to public authorities	602,672	573,448	29,224	5.1

Total retail sales	3,169,673	2,991,128	178,545	6.0

Wholesale:
Sales for resale	22,753	39,206	(16,453)	(42.0	)(1)
Economy sales	917,974	1,033,584	(115,610)	(11.2	)(6)

Total wholesale sales	940,727	1,072,790	(132,063)	(12.3)

Total kWh sales	4,110,400	4,063,918	46,482	1.1

Operating revenues:
Base revenues:
Retail:
Residential	$82,152	$77,819	$4,333	5.6%
Commercial and industrial, small	79,447	78,123	1,324	1.7
Commercial and industrial, large	21,303	20,910	393	1.9
Sales to public authorities	35,603	35,063	540	1.5

Total retail base revenues	218,505	211,915	6,590	3.1
Wholesale:
Sales for resale	912	1,947	(1,035)	(53.2	)(1)

Total base revenues	219,417	213,862	5,555	2.6
Fuel revenues	76,344	51,967	24,377	46.9	(2)
Economy sales	37,491	40,670	(3,179)	(7.8	)(6)
Other	4,806	3,485	1,321	37.9	(4)(5)

Total operating revenues	$338,058	$309,984	$28,074	9.1

			Increase (Decrease)
Twelve Months Ended June 30:	2004	2003	Amount	Percent
kWh sales:
Retail:
Residential	1,990,524	1,878,726	111,798	6.0%
Commercial and industrial, small	2,135,519	2,063,254	72,265	3.5
Commercial and industrial, large	1,249,374	1,158,565	90,809	7.8
Sales to public authorities	1,253,573	1,203,875	49,698	4.1

Total retail sales	6,628,990	6,304,420	324,570	5.1

Wholesale:
Sales for resale	51,301	419,427	(368,126)	(87.8	)(7)
Economy sales	1,805,272	1,904,830	(99,558)	(5.2)

Total wholesale sales	1,856,573	2,324,257	(467,684)	(20.1)

Total kWh sales	8,485,563	8,628,677	(143,114)	(1.7)

Operating revenues:
Base revenues:
Retail:
Residential	$175,792	$166,970	$8,822	5.3%
Commercial and industrial, small	166,758	163,456	3,302	2.0
Commercial and industrial, large	43,687	43,304	383	0.9
Sales to public authorities	73,676	71,577	2,099	2.9

Total retail base revenues	459,913	445,307	14,606	3.3
Wholesale:
Sales for resale	2,188	13,501	(11,313)	(83.8	)(7)

Total base revenues	462,101	458,808	3,293	0.7
Fuel revenues	147,138	134,022	13,116	9.8
Economy sales	73,357	68,343	5,014	7.3
Other	9,840	8,677	1,163	13.4	(4)(8)

Total operating revenues	$692,436	$669,850	$22,586	3.4

(1)	Primarily due to a 2003 CFE wholesale power contract with no comparable contract in 2004.
(2)	Primarily due to an increase in recoverable fuel expense as a result of an increase in the price and volume of natural gas burned and an increase in purchased power costs.
(3)	Primarily due to higher prices in the economy market.
(4)	Represents revenues with no related kWh sales.
(5)	Primarily due to increased transmission revenues.
(6)	Primarily due to decreased available power as a result of outages at Palo Verde and increased retail sales.
(7)	Primarily due to the expiration of a wholesale power contract with TNP on December 31, 2002 and a 2003 CFE wholesale power contract with no comparable contract in 2004.
(8)	Primarily due to increased transmission revenues partially offset by decreased revenues from the energy service operation.

Other operations expense decreased $1.6 million for the three months ended June 30, 2004 compared to the same period last year primarily due to (i) decreased Palo Verde expense of $0.7 million;

(ii) decreased customer accounts expense of $0.4 million; and (iii) decreased legal and consulting fees of $0.4 million.

Other operations expense increased $0.3 million for the six months ended June 30, 2004 compared to the same period last year primarily due to (i) increased pension and benefits expense of $1.3 million resulting from plan asset performance and decreasing discount rates; and (ii) increased legal and consulting fees of $0.8 million primarily related to implementing Sarbanes-Oxley Section 404. These increases were partially offset by (i) decreased regulatory expense of $0.8 million; (ii) decreased customer accounts expense of $0.5 million; and (iii) decreased Palo Verde expense of $0.3 million.

Other operations expense increased $3.3 million for the twelve months ended June 30, 2004 compared to the same period last year primarily due to (i) increased pension and benefits expense of $4.7 million resulting from plan asset performance and decreasing discount rates; (ii) increased consulting and legal fees of $2.6 million; (iii) increased accretion expense of $2.6 million related to the implementation of SFAS No. 143; and (iv) increased insurance related expenses of $1.8 million. These increases were partially offset by (i) decreased energy services operations expense of $4.7 million primarily due to a warranty reserve recorded in the third quarter of 2002 and the cessation of additional marketing activities by the energy service operation in 2002; and (ii) decreased regulatory expense of $2.9 million.

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

Maintenance expense decreased $5.0 million, $10.8 million and $18.9 million, respectively, for the three, six and twelve months ended June 30, 2004 compared to the same periods last year primarily due to (i) reduced maintenance outages at non-Palo Verde generating stations of $3.9 million, $10.0 million and $15.0 million, respectively; and (ii) the timing of refueling and maintenance outages at Palo Verde of $0.5 million, $0.4 million and $2.3 million, respectively.

Depreciation and amortization expense increased $1.4 million, $3.1 million and $2.6 million for the three, six and twelve months ended June 30, 2004, respectively, compared to the same periods last year. The increases for the three, six and twelve month periods were primarily due to (i) an increase in other depreciable plant balances resulting in increased depreciation of $0.7 million, $1.6 million, and $1.1 million, respectively; (ii) depreciation of the new Palo Verde Unit 2 steam generators of $0.5 million, $1.0 million, and $1.0 million, respectively; and (iii) the implementation of new depreciation rates based on an updated depreciation study resulting in an increase of $0.2 million, $0.5 million, and $0.5 million, respectively.

Taxes other than income taxes remained relatively unchanged for the three, six and twelve months ended June 30, 2004 compared to the same periods last year.

Other income (deductions) decreased $2.3 million for the three months ended June 30, 2004 compared to the same period last year primarily due to losses on extinguishments of debt recorded in 2004 with no comparable amount in the prior period. Other income (deductions) decreased $4.4 million for the six months ended June 30, 2004 compared to the same period last year primarily due to (i) losses on extinguishments of debt of $3.8 million; (ii) $1.0 million related to an adjustment of interest income associated with the resolution of the Texas fuel reconciliation in PUC Docket No. 26194; and (iii) $0.4 million related to certain tax refunds received in 2003 with no comparable amount in the current period. These decreases were partially offset by an increase of $0.6 million on investment income related to the decommissioning trust funds. Other income (deductions) decreased $1.2 million for the twelve months ended June 30, 2004 compared to the same period last year due to (i) losses on extinguishments of debt of $3.8 million; and (ii) $1.0 million related to an adjustment of interest income associated with the resolution of the Texas fuel reconciliation in PUC Docket No. 26194. These decreases were partially offset by (i) an increase of $2.2 million on investment income related to the decommissioning trust funds; and (ii) $0.3 million related to certain sales tax refunds.

Interest charges (credits) increased $0.1 million and $0.3 million, respectively, for the three and six months ended June 30, 2004 compared to the same period last year primarily due to reduced capitalized interest of $0.5 million and $1.0 million for the three and six month periods, respectively, as a result of transferring Palo Verde Unit 2 steam generators to plant in service. These increases were partially offset by decreased interest expense of $0.4 million and $0.8 million for the three and six month periods, respectively, due to a reduction of outstanding debt as a result of open market purchases of the Company’s first mortgage bonds. Interest charges (credits) decreased $5.7 million for the twelve months ended June 30, 2004 compared to the same period last year primarily due to (i) a $4.1 million decrease resulting from the adoption of SFAS No. 143; and (ii) a $2.4 million decrease resulting from a reduction of outstanding debt as a result of open market purchases of the Company’s first mortgage bonds.

Income tax expense, excluding the tax effect of a cumulative effect of accounting change, increased $2.0 million, $2.3 million and $6.0 million for the three, six and twelve months ended June 30, 2004, respectively, compared to the same periods last year primarily due to changes in pretax income and certain permanent differences and adjustments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk due to changes in interest rates, equity prices and commodity prices. See the Company’s 2003 Form 10-K, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” for a complete discussion of the market risks faced by the Company and the Company’s market risk sensitive assets and liabilities. As of June 30, 2004, there have been no material changes in the market risks faced by the Company or the fair values of assets and liabilities disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Company’s 2003 Form 10-K.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2004, (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures (as required by paragraph (b) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15) were adequate and designed to ensure that material information relating to the Company and the Company’s consolidated subsidiary would be made known to them by others within those entities.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting in connection with the evaluation required by paragraph (d) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15, that occurred during the quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company hereby incorporates by reference the information set forth in Part I of this report under Notes B and E of Notes to Consolidated Financial Statements.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share (Including Commissions)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1 to April 30, 2004	0	$–	0	2,000,000
May 1 to May 31, 2004	0	–	0	2,000,000
June 1 to June 30, 2004	50,000	14.91	50,000	1,950,000

(a) In February 2004, the Company’s Board of Directors authorized a new stock repurchase program permitting the repurchase of up to 2 million shares of its outstanding common stock. No common stock was repurchased during the first quarter of 2004.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Company was held on May 5, 2004. The total number of common shares outstanding was 47,588,360, of which 41,849,533 were represented in person or by proxy. The following directors were elected to hold office for a three-year term expiring at the annual meeting of shareholders of the Company to be held in 2007:

Director	Votes For	Votes Withheld
J. Robert Brown	41,509,280	340,253
James W. Cicconi	41,302,291	547,242
George W. Edwards, Jr.	41,699,897	149,636
Patricia Z. Holland-Branch	41,701,904	147,629

In addition to the individuals set forth above, the following individuals continued as directors following the meeting: Ramiro Guzman, James W. Harris, Gary R. Hedrick, Kenneth R. Heitz, Michael K. Parks, Eric B. Siegel, Stephen N. Wertheimer and Charles A. Yamarone.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits: See Index to Exhibits incorporated herein by reference.

(b) Reports on Form 8-K:

Date of Reports	Item Numbers	Financial Statements Required to be Filed
July 27, 2004	7 and 12	None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EL PASO ELECTRIC COMPANY

By:	/S/ TERRY BASSHAM
Terry Bassham Executive Vice President, Chief Financial and Administrative Officer (Duly Authorized Officer and Principal Financial Officer)

Dated: August 9, 2004

EL PASO ELECTRIC COMPANY

INDEX TO EXHIBITS

Exhibit Number	Exhibit
†10.01	Form of Directors’ Restricted Stock Award Agreement between the Company and certain directors of the Company. (Identical in all material respects to Exhibit 10.07 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

††10.02	Form of Directors’ Stock Option Agreement between the Company and certain directors of the Company. (Identical in all material respects to Exhibit 99.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)

15	Letter re Unaudited Interim Financial Information

31.01	Rule 13a-14(a)/15d-14(a) Certifications

32.01	Section 1350 Certifications

†	In lieu of non-employee director cash compensation, three agreements, dated as of April 1, 2004, substantially identical in all material respects to this Exhibit, have been entered into with Kenneth R. Heitz; Patricia Z. Holland-Branch; and Charles A. Yamarone; directors of the Company.

Eleven agreements, dated as of May 5, 2004, substantially identical in all material respects to this Exhibit, were entered into with George W. Edwards, Jr.; Ramiro Guzman; James W. Harris; Kenneth R. Heitz; James W. Cicconi; Patricia Z. Holland-Branch; Michael K. Parks; Eric B. Siegel; Stephen N. Wertheimer; Charles A. Yamarone; and J. Robert Brown; directors of the Company.

††	In lieu of non-employee director cash compensation, one agreement, dated as of April 1, 2004, substantially identical in all material respects to this Exhibit, has been entered into with Wilson K. Cadman; director of the Company.