Form 10-Q
period 2004-09-30
EL PASO ELECTRIC CO /TX/
filed 2004-11-09
CIK 31978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of November 1, 2004, there were 62,768,180 shares of the Company’s no par value common stock outstanding.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

ASSETS (In thousands)	September 30, 2004 (Unaudited)	December 31, 2003 (Restated)

Utility plant:
Electric plant in service	$1,815,142	$1,788,652
Less accumulated depreciation and amortization	655,262	595,371

Net plant in service	1,159,880	1,193,281
Construction work in progress	83,539	69,175
Nuclear fuel; includes fuel in process of $879 and $6,878, respectively	71,384	70,198
Less accumulated amortization	38,667	33,888

Net nuclear fuel	32,717	36,310

Net utility plant	1,276,136	1,298,766

Current assets:
Cash and temporary investments	34,578	34,426
Accounts receivable, principally trade, net of allowance for doubtful accounts of $3,585 and $3,470, respectively	76,349	66,589
Accumulated deferred income taxes	3,683	36,248
Inventories, at cost	26,089	25,321
Undercollection of fuel revenues	15,175	12,399
Prepayments and other	24,462	27,190

Total current assets	180,336	202,173

Deferred charges and other assets:
Decommissioning trust funds	84,266	80,475
Regulatory assets	17,155	—
Other	12,513	15,200

Total deferred charges and other assets	113,934	95,675

Total assets	$1,570,406	$1,596,614

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Continued)

CAPITALIZATION AND LIABILITIES (In thousands except for share data)	September 30, 2004 (Unaudited)	December 31, 2003 (Restated)

Capitalization:
Common stock, stated value $1 per share, 100,000,000 shares authorized, 62,662,642 and 62,487,263 shares issued, and 104,231 and 146,489 restricted shares, respectively	$62,767	$62,633
Capital in excess of stated value	271,551	264,235
Unearned compensation – restricted stock awards	(836)	(878)
Retained earnings	387,292	350,939
Accumulated other comprehensive loss, net of tax	(11,461)	(9,613)

	709,313	667,316
Treasury stock, 15,365,108 and 15,070,266 shares respectively; at cost	(176,076)	(171,548)

Common stock equity	533,237	495,768
Long-term debt, net of current portion	557,201	588,536
Financing obligations, net of current portion	—	20,186

Total capitalization	1,090,438	1,104,490

Current liabilities:
Current portion of long-term debt and financing obligations	39,986	22,106
Accounts payable, principally trade	25,002	19,197
Taxes accrued other than federal income taxes	18,427	15,167
Interest accrued	13,699	14,706
Overcollection of fuel revenues	548	10,070
Other	25,749	20,781

Total current liabilities	123,411	102,027

Deferred credits and other liabilities:
Accumulated deferred income taxes	96,925	144,419
Accrued postretirement benefit liability	99,747	94,510
Asset retirement obligation	59,078	55,149
Accrued pension liability	47,221	53,000
Regulatory liabilities	16,007	—
Other	37,579	43,019

Total deferred credits and other liabilities	356,557	390,097

Commitments and contingencies
Total capitalization and liabilities	$1,570,406	$1,596,614

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except for share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003 (Restated)	2004	2003 (Restated)
Operating revenues	$204,941	$197,425	$542,999	$507,409

Energy expenses:
Fuel	59,014	53,608	145,867	123,860
Purchased and interchanged power	17,534	13,274	52,128	39,905

	76,548	66,882	197,995	163,765

Operating revenues net of energy expenses	128,393	130,543	345,004	343,644

Other operating expenses:
Other operations	43,295	41,976	125,876	124,281
Impairment loss on CIS Project	—	17,576	—	17,576
Maintenance	9,162	8,715	29,116	39,485
Depreciation and amortization	23,396	22,070	69,822	65,407
Taxes other than income taxes	11,928	11,726	34,421	33,826

	87,781	102,063	259,235	280,575

Operating income	40,612	28,480	85,769	63,069

Other income (deductions):
Investment and interest income, net	906	691	1,618	1,218
Loss on extinguishments of debt	(854)	—	(4,692)	(1)
Miscellaneous other income	57	161	355	372
Miscellaneous income deductions	(771)	(243)	(2,755)	(1,387)

	(662)	609	(5,474)	202

Interest charges (credits):
Interest on long-term debt and financing obligations	12,179	12,768	37,158	38,659
Other interest	132	96	419	285
Capitalized interest and allowance for borrowed funds used during construction	(757)	(1,421)	(2,348)	(4,086)

	11,554	11,443	35,229	34,858

Income before income taxes, extraordinary item and cumulative effect of accounting change	28,396	17,646	45,066	28,413
Income tax expense	4,458	6,474	10,515	10,277

Income before extraordinary item and cumulative effect of accounting change	23,938	11,172	34,551	18,136
Extraordinary gain on re-application of SFAS No. 71, net of tax	1,802	—	1,802	—
Cumulative effect of accounting change, net of tax	—	—	—	39,635

Net income	$25,740	$11,172	$36,353	$57,771

Basic earnings per share:
Income before extraordinary item and cumulative effect of accounting change	$0.50	$0.23	$0.73	$0.38
Extraordinary gain on re-application of SFAS No. 71, net of tax	0.04	—	0.04	—
Cumulative effect of accounting change, net of tax	—	—	—	0.81

Net income	$0.54	$0.23	$0.77	$1.19

Diluted earnings per share:
Income before extraordinary item and cumulative effect of accounting change	$0.50	$0.23	$0.72	$0.37
Extraordinary gain on re-application of SFAS No. 71, net of tax	0.04	—	0.04	—
Cumulative effect of accounting change, net of tax	—	—	—	0.81

Net income	$0.54	$0.23	$0.76	$1.18

Weighted average number of shares outstanding	47,456,759	48,034,945	47,469,393	48,662,323

Weighted average number of shares and dilutive potential shares outstanding	48,092,572	48,441,240	47,991,751	49,028,404

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except for share data)

	Twelve Months Ended September 30,
	2004	2003 (Restated)
Operating revenues	$699,952	$661,207

Energy expenses:
Fuel	187,374	156,332
Purchased and interchanged power	67,815	58,823

	255,189	215,155

Operating revenues net of energy expenses	444,763	446,052

Other operating expenses:
Other operations	169,092	164,775
Impairment loss on CIS project	—	17,576
FERC settlements	—	15,500
Maintenance	37,877	54,656
Depreciation and amortization	92,036	87,385
Taxes other than income taxes	43,323	43,306

	342,328	383,198

Operating income	102,435	62,854

Other income (deductions):
Investment and interest income, net	2,240	1,183
Loss on extinguishments of debt	(4,692)	(1)
Miscellaneous other income	372	709
Miscellaneous income deductions	(3,253)	(2,234)

	(5,333)	(343)

Interest charges (credits):
Interest on long-term debt and financing obligations	49,899	52,354
Other interest	829	2,644
Capitalized interest and allowance for borrowed funds used during construction	(3,834)	(5,395)

	46,894	49,603

Income before income taxes, extraordinary item and cumulative effect of accounting change	50,208	12,908
Income tax expense	13,471	3,550

Income before extraordinary item and cumulative effect of accounting change	36,737	9,358
Extraordinary gain on re-application of SFAS No. 71, net of tax	1,802	—
Cumulative effect of accounting change, net of tax	—	39,635

Net income	$38,539	$48,993

Basic earnings per share:
Income before extraordinary item and cumulative effect of accounting change	$0.77	$0.19
Extraordinary gain on re-application of SFAS No. 71, net of tax	0.04	—
Cumulative effect of accounting change, net of tax	—	0.81

Net income	$0.81	$1.00

Diluted earnings per share:
Income before extraordinary item and cumulative effect of accounting change	$0.76	$0.19
Extraordinary gain on re-application of SFAS No. 71, net of tax	0.04	—
Cumulative effect of accounting change, net of tax	—	0.80

Net income	$0.80	$0.99

Weighted average number of shares outstanding	47,531,797	48,900,634

Weighted average number of shares and dilutive potential shares outstanding	48,039,553	49,279,690

See accompanying notes to consolidated financial statements.

EL PASO ELE CTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2004	2003 (Restated)	2004	2003 (Restated)	2004	2003 (Restated)
Net income	$25,740	$11,172	$36,353	$57,771	$38,539	$48,993
Other comprehensive income (loss):
Minimum pension liability adjustment	—	—	—	—	(4,234)	(21,148)
Net unrealized gains (losses) on marketable securities:
Net holding gains (losses) arising during period	(1,251)	274	(2,030)	4,411	2,323	6,521
Reclassification adjustments for net (gains) losses included in net income	68	(8)	(280)	788	(346)	1,654

Total other comprehensive income (loss) before income taxes	(1,183)	266	(2,310)	5,199	(2,257)	(12,973)

Income tax benefit (expense) related to items of other comprehensive income (loss):
Minimum pension liability adjustment	—	—	—	—	1,673	8,193
Net unrealized gains or losses on marketable securities	237	(93)	462	(1,820)	165	(2,837)

Total income tax benefit (expense)	237	(93)	462	(1,820)	1,838	5,356

Other comprehensive income (loss), net of tax	(946)	173	(1,848)	3,379	(419)	(7,617)

Comprehensive income	$24,794	$11,345	$34,505	$61,150	$38,120	$41,376

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC CO MPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2004	2003 (Restated)
Cash flows from operating activities:
Net income	$36,353	$57,771
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of electric plant in service	69,822	65,407
Impairment loss on CIS project	—	17,576
Amortization of nuclear fuel	13,235	12,984
Cumulative effect of accounting change, net of tax	—	(39,635)
Extraordinary gain on the re-application of SFAS No. 71, net of tax	(1,802)	—
Deferred income taxes, net	(7,892)	6,417
Loss on extinguishments of debt	4,692	1
Other amortization and accretion	6,701	5,812
Other operating activities	619	1,427
Change in:
Accounts receivable	(9,839)	(10,998)
Inventories	(56)	242
Net (under)/overcollection of fuel revenues	(12,298)	9,645
Prepayments and other	718	(21,937)
Accounts payable	5,805	284
FERC settlements payable	—	(15,500)
Taxes accrued other than federal income taxes	3,260	1,526
Interest accrued	(1,007)	(1,354)
Other current liabilities	4,968	(1,376)
Deferred charges and credits	(5,018)	485

Net cash provided by operating activities	108,261	88,777

Cash flows from investing activities:
Cash additions to utility property, plant and equipment	(46,535)	(49,545)
Cash additions to nuclear fuel	(9,499)	(8,820)
Capitalized interest and allowance for borrowed funds used during construction:
Utility property, plant and equipment	(2,169)	(3,887)
Nuclear fuel	(179)	(199)
Decommissioning trust funds:
Purchases, includes funding of $4.5 million and $9.0 million, respectively	(14,112)	(17,670)
Sales and maturities	8,061	7,754
Other investing activities	(1,754)	1,539

Net cash used for investing activities	(66,187)	(70,828)

Cash flows from financing activities:
Proceeds from exercise of stock options	877	—
Repurchases of common stock	(4,528)	(16,728)
Repurchases of and payments on first mortgage bonds	(35,729)	(39,360)
Nuclear fuel financing obligations:
Proceeds	10,429	9,847
Payments	(12,683)	(15,246)
Other financing activities	(288)	(336)

Net cash used for financing activities	(41,922)	(61,823)

Net increase (decrease) in cash and temporary investments	152	(43,874)
Cash and temporary investments at beginning of period	34,426	75,142

Cash and temporary investments at end of period	$34,578	$31,268

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A.	Principles of Preparation

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Annual Report of El Paso Electric Company on Form 10-K/A for the year ended December 31, 2003 (the “2003 Form 10-K/A”). Capitalized terms used in this report and not defined herein have the meaning ascribed for such terms in the 2003 Form 10-K/A. In the opinion of management of the Company, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at September 30, 2004 and December 31, 2003 (restated); the results of its operations and comprehensive operations for the three, nine and twelve months ended September 30, 2004 and 2003 (restated); and its cash flows for the nine months ended September 30, 2004 and 2003 (restated). The results of operations and comprehensive operations for the three and nine months ended September 30, 2004 and the cash flows for the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full calendar year.

Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in annual financial statements prepared in accordance with generally accepted accounting principles. Certain prior period amounts, primarily related to the presentation of energy service operation revenues and expenses, have been reclassified to conform with the current period presentation.

Restatement of Previously Issued Financial Statements. During the quarter ended September 30, 2004, the Company determined that Alternative Minimum Tax (“AMT”) credit carryforward assets pertaining to the pre-reorganization time period were overstated by $4.5 million and reorganization-related transmission and distribution assets were understated by $4.5 million. To correct this error, the Company will amend and reissue the 2003 Form 10-K and the March and June 2004 Form 10-Qs. In this report, the Company has restated its consolidated balance sheet as of December 31, 2003; the consolidated statements of operations for the three, nine and twelve months ended September 30, 2003; the consolidated statements of comprehensive operations for the three, nine and twelve months ended September 30, 2003; and the consolidated statement of cash flows for the nine months ended September 30, 2003. The Company has also restated the notes to consolidated financial statements as necessary to reflect the adjustments. The adjustments to the consolidated balance sheet as of December 31, 2003 include the elimination of $4.5 million of AMT credit carryforward assets, the related increase of $4.5 million in reorganization-related transmission and distribution assets, an increase of $3.8 million in accumulated depreciation, an increase of $0.3 million in deferred tax liabilities and a decrease of $4.1 million in retained earnings. The consolidated statements of operations and comprehensive operations were adjusted by a quarterly increase of $0.1 million and an annual increase of $0.5 million in depreciation and amortization expense. Net income and comprehensive income were reduced by $0.1 million, $0.2 million and $0.3 million for the three, nine and twelve months ended September 30, 2003, respectively, as a result of the aforementioned adjustments. Please read Note H for a discussion of the adjustments.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At January 1, 2004, the Company adopted FASB Interpretation No. 46 (“FIN 46R”), “Consolidation of Variable Interest Entities,” which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. As of September 30, 2004, the Company has had no transactions that have established a variable interest entity and the implementation of this standard did not have an impact on the Company’s financial position or results of operations.

Re-application of SFAS No. 71 to New Mexico Jurisdiction. Regulated electric utilities typically prepare their financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 71, “Accounting for the Effects of Certain Types of Regulation.” Under this accounting standard, certain recoverable costs are shown as either assets or liabilities on a utility’s balance sheet if the regulator provides assurance that these costs will be charged to and collected from its customers (or has already permitted such cost recovery). The resulting regulatory assets or liabilities are amortized in subsequent periods based upon their respective amortization periods in a utility’s cost of service.

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

During the quarter ended September 30, 2004, the Company determined that it met the criteria necessary to re-apply SFAS No. 71 to its New Mexico jurisdictional operations. For the New Mexico jurisdiction, two key events transpired that, when considered together, resulted in the Company’s decision to re-apply SFAS No. 71. In late April of 2004, the Company received a final order approving a unanimous stipulation which established new base and fuel rates for its New Mexico customers which were implemented June 1, 2004. The Company’s approved rates were based upon its cost of providing service in New Mexico. That event, coupled with the repeal of New Mexico’s electric utility industry restructuring law which occurred in April of 2003, resulted in the Company meeting the criteria for the re-application of SFAS No. 71 to New Mexico, and as such, resulted in its re-application beginning July 1, 2004. The third quarter 2004 re-application of SFAS No. 71 to the Company’s New Mexico jurisdiction resulted in the recording of $18.5 million of regulatory assets, $5.0 million in related accumulated deferred income tax assets, $16.2 million of regulatory liabilities, $5.5 million in related accumulated deferred tax liabilities and the recording of a $1.8 million extraordinary gain, net of tax, or $0.04 basic and diluted earnings per share.

The Company’s Texas jurisdiction has been operating under a rate freeze since August 2, 1995. The rate freeze is for a ten-year period which expires on July 31, 2005. Although the Company believes the rates established in 1995 were based upon its costs of service, the unusual length of the rate freeze period created substantial uncertainty as to the ultimate recovery of its costs over the entire

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

freeze period. Consequently, the Company determined that it would not re-apply SFAS No. 71 to its Texas jurisdiction at the time it emerged from bankruptcy in February 1996. As the freeze period draws to a close, the Company will continue to evaluate whether it meets the criteria for the re-application of SFAS No. 71 to its Texas jurisdiction.

Stock Options. The Company has two stock-based long-term incentive plans and accounts for them under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Stock options have typically been granted with an exercise price equal to fair market value on the date of grant and, accordingly, no compensation expense is recorded by the Company. If compensation expense for the option portion of the plans had been determined based on the fair value of the option at the grant date and amortized on a straight-line basis over the vesting period, consistent with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003 (Restated)	2004	2003 (Restated)
Net income, as reported	$25,740	$11,172	$36,353	$57,771
Deduct: Compensation expense, net of tax	223	228	682	687

Pro forma net income	$25,517	$10,944	$35,671	$57,084

Basic earnings per share:
As reported	$0.54	$0.23	$0.77	$1.19
Pro forma	0.54	0.23	0.75	1.17
Diluted earnings per share:
As reported	$0.54	$0.23	$0.76	$1.18
Pro forma	0.53	0.23	0.75	1.17

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Twelve Months Ended September 30,
	2004	2003 (Restated)
Net income, as reported	$38,539	$48,993
Deduct: Compensation expense, net of tax	911	1,050

Pro forma net income	$37,628	$47,943

Basic earnings per share:
As reported	$0.81	$1.00
Pro forma	0.79	0.98
Diluted earnings per share:
As reported	$0.80	$0.99
Pro forma	0.79	0.98

Restricted Stock. Restricted stock has been granted at fair market value. Compensation expense for the restricted stock awards is recognized on a fair value basis and is measured by referencing the quoted market price of the shares at the grant date, amortized ratably over the restriction period. Unearned compensation related to restricted stock awards is shown as a reduction of common stock equity and is the remaining unamortized portion of the restricted stock awards.

Performance Shares. Subject to meeting certain performance criteria, performance shares will be granted to certain officers under the Company’s existing long-term incentive plan on January 1, 2006 and 2007. The Company currently recognizes the related compensation expense by ratably amortizing the current fair market value of awards that would be granted based on the current performance of the Company over the performance cycles. Consistent with the provisions of APB Opinion No. 25, compensation expense for performance shares will be adjusted for subsequent changes (such as the number of shares to be granted, if any, and the fair market value of the Company’s stock) in expected outcome of the performance-related conditions until the end of the performance cycle. Any such adjustments are accounted for as a change in estimate, and the cumulative effect of the change on current and prior periods is recognized in the period of the change.

Unbilled Revenues. Accounts receivable include accrued unbilled revenues of $17.0 million and $16.5 million at September 30, 2004 and December 31, 2003, respectively.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Cash Flow Disclosures (in thousands)

	Nine Months Ended September 30,
	2004	2003
Cash paid for:
Interest on long-term debt and financing obligations	$37,310	$39,263
Income taxes	7,300	17,660
Non-cash financing activities:
Grants of restricted shares of common stock	792	690
Changes in federal deferred tax valuation allowance debited (credited) to capital in excess of stated value (1)	(5,642)	490

(1)	See Note H of Notes to Consolidated Financial Statements in the 2003 Form 10-K/A.

B.	Regulation

For a full discussion of the Company’s regulatory matters, see Note B of Notes to Consolidated Financial Statements in the 2003 Form 10-K/A.

General

In 1999, both the Texas and New Mexico legislatures enacted electric utility industry restructuring laws requiring competition in certain functions of the industry and ultimately in the Company’s service area. In Texas, the Company is exempt from the requirements of the Texas Restructuring Law, including utility restructuring and retail competition, at least until the expiration of the Freeze Period in August 2005. The Texas Commission, however, recently adopted a rule that would delay competition in the Company’s Texas service territory until at least the establishment and independent operation of a regional transmission organization (“RTO”) is achieved. In April 2003, the New Mexico Restructuring Act was repealed and as a result, the Company’s operations in New Mexico will continue to be fully regulated. The Company cannot predict at this time the full effects the repeal of the New Mexico Restructuring Act will have on the Company as it prepares for retail competition in Texas.

Federal Regulatory Matters

Federal Energy Regulatory Commission. The FERC has been conducting an investigation into potential manipulation of electricity prices in the western United States during 2000 and 2001. On August 13, 2002, the FERC initiated a Federal Power Act (“FPA”) investigation into the Company’s wholesale power trading in the western United States during 2000 and 2001 to determine whether the

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Company and Enron engaged in misconduct and, if so, to determine potential remedies. The Company reached settlements with the FERC and other parties in 2002 and 2003. Under the terms of the settlements, the Company agreed to refund a total of $15.5 million of revenues it earned on wholesale power transactions. In July 2003, the FERC approved the settlements and on August 5, 2003, the Company deposited the $15.5 million into an interest bearing escrow account to consummate the settlements. The Company believes the FERC’s order resolved all issues between the FERC and the other parties to this investigation. Under the settlements, the Company has agreed to make wholesale sales pursuant to its cost of service rate authority rather than its market-based rate authority for the period December 1, 2002 through December 31, 2004. This agreement allows the Company to sell power into wholesale markets at its incremental cost plus $21.11 per MWh. To the extent that wholesale market prices exceed these agreed upon amounts, the Company will forego the opportunity to realize these additional revenues. Although this provision has not had a significant impact on the Company’s revenues through September 30, 2004, the Company is unable to predict the effect, if any, this will have on the Company’s revenues for the remainder of 2004.

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

Deregulation. The Texas Restructuring Law required certain investor-owned electric utilities to separate power generation activities from transmission and distribution activities by January 1, 2002, and on that date, retail competition was instituted in some parts of Texas. The Texas Restructuring Law, however, specifically recognized and preserved the Company’s Texas Rate Stipulation and Texas Settlement Agreement by, among other things, exempting the Company’s Texas service area from retail competition until the end of the Freeze Period. On October 13, 2004, the Texas Commission approved a rule delaying retail competition in the Company’s Texas service territory. The rule approved by the Texas Commission changed the beginning of retail competition from the end of the Freeze Period, and instead sets a schedule which identifies various milestones for the Company to reach before competition can begin. The first milestone calls for the development, approval by the FERC, and commencement of independent operation of a RTO, including the development of retail market protocols to facilitate retail competition. The complete transition to retail competition would occur upon the completion of the last milestone which would be the Texas Commission’s final evaluation of the Company’s readiness to offer fair competition and reliable service to all retail customers. The Company believes that adoption of such a rule will likely delay retail competition in El Paso for at least several years. There is substantial uncertainty about both the regulatory framework and market conditions that will exist if and when retail competition is implemented in the Company’s service territory, and the Company may incur substantial preparatory, restructuring and other costs that may not ultimately be recoverable. There can be no assurance that

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

deregulation will not adversely affect the future operations, cash flows and financial condition of the Company.

Renewables and Energy Efficiency Programs. On January 1, 2006, the Company will be subject to the renewable energy and energy efficiency requirements under Texas Restructuring Law. Under the renewable energy requirements, the Company will have to obtain and retire for 2006, and each compliance period thereafter, its pro rata share of renewable energy credits as determined by the Texas Commission, based on total retail sales in Texas that are subject to renewable energy credit allocation. The Company’s ultimate obligation to obtain renewable energy credits will not be known until January 31 of the year following the compliance year, and it will have until March 31 to obtain, if necessary, and submit to the Texas Commission, sufficient credits. In addition, the Company will be required to fund incentives for energy efficiency programs that, beginning on January 1, 2006, will achieve the goal of meeting, at a minimum, 5% of its growth in demand through energy efficiency savings resulting from these programs by January 1, 2007, and 10% of its growth in demand by January 1, 2008, and each year thereafter. Costs incurred by the Company to meet these requirements will not be recoverable in the Company’s Texas service territory prior to the expiration of the Freeze Period.

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

The Company reconciled its Texas jurisdictional fuel costs for the period January 1, 1999 through December 31, 2001 in PUC Docket No. 26194, and on May 5, 2004, the Texas Commission issued its final order. At issue was the Company’s request to recover an additional $15.8 million, before interest, from its Texas customers as a surcharge because of fuel undercollections from January 1999 through December 2001. The Texas Commission disallowed approximately $4.5 million of Texas jurisdictional expenses, before interest, consisting primarily of (i) approximately $4.2 million of purchased power expenses which the Texas Commission characterized as “imputed capacity charges,” and (ii) approximately $0.3 million in fees which were deemed to be administrative costs, not recoverable as fuel. In Texas, capacity charges are not eligible for recovery as fuel expenses but are to be recovered through the Company’s base rates. As the Company’s base rates were frozen during the period in which the imputed capacity charges were deemed to have been incurred, the $4.2 million of imputed capacity charges were therefore permanently disallowed, and not recoverable from its Texas customers. The Texas Commission’s decision has been appealed by two parties and the Company, and the Company is unable to predict the ultimate outcome of the appeals.

The Company has incurred similar purchased power costs for the fuel reconciliation period beginning January 1, 2002. The Company believes that it has accounted for its purchased power costs during the reconciliation period beginning January 2002 in a manner consistent with the Texas

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Commission’s decision in PUC Docket No. 26194. However, the Texas Commission has indicated its desire to conduct a generic rule making proceeding to determine a statewide policy for the appropriate pricing of capacity in purchased power contracts. On August 31, 2004, the Company filed an application to reconcile Texas jurisdictional fuel costs for the period January 1, 2002 to February 29, 2004 in PUC Docket No. 30143. There can be no assurance as to the outcome of such rulemaking and its potential impact on the Company with respect to fuel recovery in future reconciliation periods, including those in PUC Docket No. 30143.

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

Deregulation. In April 2003, the New Mexico Restructuring Act was repealed, and as a result, the Company’s operations in New Mexico will continue to be fully regulated. The Company cannot predict at this time the full effects the repeal of the New Mexico Restructuring Act will have on the Company if it ultimately transitions to retail competition in Texas.

New Mexico Rate Stipulation. On June 1, 2004, the Company implemented new rates according to the New Mexico Stipulation whereby, among other things, the Company agreed for a period of three years beginning June 1, 2004 to (i) freeze base rates after an initial non-fuel base rate reduction of 1%; (ii) fix fuel and purchased power cost associated with 10% of the Company’s jurisdictional retail sales in New Mexico at $0.021 per kWh; (iii) leave subject to reconciliation the remaining 90% of the Company’s New Mexico jurisdictional fuel and purchased power costs not collected in base rates; (iv) continue the collection of a portion of fuel and purchased power costs in base rates as presently collected in the amount of $0.01949 per kWh; (v) price power provided from Palo Verde Unit 3 to the extent of its availability at an 80% nuclear, 20% gas fuel mix; and (vi) deem reconciled, for the period June 15, 2001 through May 31, 2004, the Company’s fuel and purchased power costs for the New Mexico jurisdiction.

Fuel. In April 2004, the New Mexico Commission, as part of the New Mexico Stipulation, approved a fuel and purchased power cost adjustment clause. The Company will continue to recover fuel and purchased power costs in base rates in the amount of $0.01949 per kWh and continue the fuel and purchased power cost adjustment to recover 90% of the remaining fuel and purchased power costs. Fuel and purchased power costs associated with the remaining 10% of the Company’s jurisdictional retail sales in New Mexico are fixed at $0.021 per kWh. The Company and all intervenors entered into the New Mexico Stipulation on the Company’s compliance filing.

Renewables. The New Mexico Renewable Energy Act of 2004 requires that, by January 1, 2006, renewable energy comprise no less than 5% of the Company’s total retail sales to New Mexico customers. The requirement increases by 1% annually until January 1, 2011, when the renewable portfolio standard shall reach a level of 10% of the Company’s total retail sales to New Mexico

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

customers and will remain fixed at such level thereafter. On September 1, 2004, the Company filed its Transitional Procurement Plan detailing its proposed actions to comply with the Renewable Energy Act.

C.	Common Stock

Common Stock Repurchase Program

In February 2004, the Board of Directors authorized a new stock repurchase program permitting the repurchase of up to 2 million shares of its outstanding common stock. During the third quarter of 2004, the Company repurchased 200,000 shares of common stock. Since the inception of the stock repurchase programs in 1999, the Company has repurchased a total of 15,250,000 shares of common stock at an aggregate cost of $174.9 million, including commissions. The Company may continue making purchases of its stock at open market prices and may engage in private transactions, where appropriate. The repurchased shares will be available for issuance under employee benefit and stock option plans, or may be retired.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Reconciliation of Basic and Diluted Earnings Per Share

The reconciliation of basic and diluted earnings per share before extraordinary item and cumulative effect of accounting change is presented below:

	Three Months Ended September 30,
	2004			2003
	Income	Shares	Per Share	Income (Restated)	Shares	Per Share (Restated)
	(In thousands)			(In thousands)
Basic earnings per share:
Income before extraordinary item	$23,938	47,456,759	$0.50	$11,172	48,034,945	$0.23

Effect of dilutive securities:
Unvested restricted stock	—	122,546		—	67,327
Stock options	—	513,267		—	338,968

Diluted earnings per share:
Income before extraordinary item	$23,938	48,092,572	$0.50	$11,172	48,441,240	$0.23

	Nine Months Ended September 30,
	2004			2003
	Income	Shares	Per Share	Income (Restated)	Shares	Per Share (Restated)
	(In thousands)			(In thousands)
Basic earnings per share:
Income before extraordinary item and cumulative effect of accounting change	$34,551	47,469,393	$0.73	$18,136	48,662,323	$0.38

Effect of dilutive securities:
Unvested restricted stock	—	59,820		—	38,326
Stock options	—	462,538		—	327,755

Diluted earnings per share:
Income before extraordinary item and cumulative effect of accounting change	$34,551	47,991,751	$0.72	$18,136	49,028,404	$0.37

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Twelve Months Ended September 30,
	2004			2003
	Income	Shares	Per Share	Income (Restated)	Shares	Per Share (Restated)
	(In thousands)			(In thousands)
Basic earnings per share:
Income before extraordinary item and cumulative effect of accounting change	$36,737	47,531,797	$0.77	$9,358	48,900,634	$0.19

Effect of dilutive securities:
Unvested restricted stock	—	67,929		—	56,368
Stock options	—	439,827		—	322,688

Diluted earnings per share:
Income before extraordinary item and cumulative effect of accounting change	$36,737	48,039,553	$0.76	$9,358	49,279,690	$0.19

Options excluded from the computation of diluted earnings per share because the exercise price was greater than the average market price for the periods presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2004	2003	2004	2003	2004	2003
Options excluded	2,184	967,820	238,459	1,018,147	444,645	1,043,153
Exercise price range	$15.65 - $15.99	$11.88 - $15.99	$13.77 - $15.99	$11.00 - $15.99	$12.78 - $15.99	$11.00 - $15.99

D.	Commitments, Contingencies and Uncertainties

For a full discussion of commitments and contingencies, see Note I of Notes to Consolidated Financial Statements in the 2003 Form 10-K/A. In addition, see Note B above and Notes B and C of Notes to Consolidated Financial Statements in the 2003 Form 10-K/A regarding matters related to regulation and Palo Verde, including decommissioning, spent fuel storage, disposal of low-level radioactive waste, steam generators and liability and insurance matters.

Power Contracts

In addition to the contracts disclosed in the Company’s 2003 Form 10-K/A, the Company has entered into a 20-year contract for the purchase of up to 133 MW of capacity and associated energy from Southwestern Public Service Company beginning in 2006. This contract includes a demand charge, energy charge and a transmission charge.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company analyzes the costs of its obligations arising from environmental matters on an ongoing basis and believes it has made adequate provision in its financial statements to meet such obligations. As a result of this analysis, the Company has a provision for environmental remediation obligations of approximately $0.8 million as of September 30, 2004, which is related to compliance with federal and state environmental standards. However, unforeseen expenses associated with compliance could have a material adverse effect on the future operations and financial condition of the Company.

The Company incurred the following expenditures (the majority of which are non-remediation) during the three, nine and twelve months ended September 30, 2004 and 2003 to comply with federal environmental statutes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2004	2003	2004	2003	2004	2003
Clean Air Act	$59	$171	$693	$729	$1,024	$963
Clean Water Act	104	317	460	699	410	2,352

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Tax Matters

The Company received final approval from the IRS during the quarter ended September 30, 2004 to settle all issues relative to its 1996 through 1998 federal income tax returns. As part of the settlement, the Company was required to capitalize approximately twenty percent of the previously claimed lease rejection damage deductions. In addition, the IRS conceded the litigation settlement issue related to a terminated merger agreement. As a result of the IRS settlement, the Company reduced its estimated contingent tax liability by $3.5 million related to the resolution of certain tax contingency items and adjusted its state deferred tax liabilities by $2.7 million. The IRS settlement reduced income tax expense by approximately $6.2 million during the quarter ended September 30, 2004 which increased net income for such period by the same amount. The IRS is currently performing an examination of the 1999 through 2002 income tax returns. The Company has established, and periodically reviews and re-evaluates, an estimated contingent tax liability on its consolidated balance sheet to provide for the possibility of adverse outcomes in tax proceedings. Although the ultimate outcome of the ongoing examination cannot be predicted with certainty, and while the contingent tax liability may not in fact be sufficient, the Company believes that the amount of contingent tax liability recorded as of September 30, 2004 is a reasonable estimate of any additional tax that may be due.

Also during the quarter, the Company determined that AMT credit carryforward assets pertaining to the pre-reorganization time period were overstated. The correction of this overstatement has been accomplished by making several adjustments to previously issued financial statements. See Note H.

Union Matters

On October 2 and 3, 2003, a majority of employees in the Company’s meter reading and collections areas, comprised of 68 employees, voted in favor of representation by the International Brotherhood of Electrical Workers, Local 960 (“Local 960”). This vote was certified by the National Labor Relations Board (“NLRB”) on October 14, 2003. In addition, a majority of employees in the Company’s facilities services area, comprised of seven employees, voted in favor of representation by Local 960 on October 16, 2003. This vote was certified by the NLRB on October 24, 2003. The Company has begun negotiations with Local 960 on behalf of these employees.

On August 20, 2004, a majority of employees in the customer service area, comprised of 63 employees, voted in favor of representation by Local 960. This vote was certified by the NLRB on August 30, 2004.

E.	Litigation

The Company is a party to various legal actions. In many of these matters, the Company has excess casualty liability insurance that covers the various claims, actions and complaints. Based upon a review of these claims and applicable insurance coverage, the Company believes that, except as

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

described below, none of these claims will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

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

On May 5, 2004, Wah Chang, a specialty metals manufacturer which operates a plant in Oregon, filed suit against the Company and other defendants in the United States District Court for the District of Oregon. (Wah Chang v. Avista Corporation, et al., No. 04-619AS). The complaint makes substantially the same allegations as were made in Port of Seattle and seeks the same types of

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

damages. In addition, on June 7, 2004, the City of Tacoma filed suit against the Company and other defendants in the United States District Court for the Western District of Washington (City of Tacoma v. American Electric Power Service Corp., et al., C04-5325RBL). This complaint also makes substantially the same allegations as were made in Port of Seattle and seeks civil damages (including treble damages) from the Company and the other defendants for violations of certain antitrust provisions under the Sherman Act. Both of these matters have now been transferred to the same court that heard and dismissed the Port of Seattle lawsuit. While the Company believes that these matters are without merit and intends to defend itself vigorously, the Company is unable to predict the outcome.

On November 3, 2003, TNP filed a complaint against the Company with the FERC, asking the FERC to make a determination that TNP has certain “rollover rights” to network-type transmission service over the Company’s transmission system as a result of a power sales agreement between it and the Company which expired at the end of 2002. TNP asserted that it has such rights under the rollover provisions of FERC Order No. 888. The Company responded to TNP’s complaint by contesting TNP’s assertion of rollover rights on several grounds. Due to existing transmission constraints, a FERC ruling granting TNP’s complaint could adversely impact the Company’s ability to import lower cost power from Palo Verde and Four Corners to serve its retail customers, which could result in higher rates for the Company’s retail electric customers. A hearing on this matter before an administrative law judge (“ALJ”) was held on July 19 and 20, 2004, and, on September 20, 2004, the ALJ issued a proposed decision, dismissing TNP’s complaint and concluding that TNP has no rollover rights over the Company’s transmission system. In his decision, the ALJ also recommended that the Commission issue an order requiring the Company to show cause why it should not be subject to sanctions because of the Company’s delinquent filing of a notice relating to the termination of the TNP agreement that was required under FERC rules. The parties have submitted exceptions to the proposed order, and the ALJ’s decision is subject to review by the Commission. The Company cannot predict the outcome of this matter or the effect that an adverse ruling by the Commission might have on the Company or its retail customers.

On June 29, 2004, the Company filed suit against TNP in the Third Judicial District Court of New Mexico, claiming that TNP acted in bad faith by claiming such transmission rights and seeking to obtain use of more transmission rights than originally allocated to TNP under its original contract with the Company. The Company seeks both actual and exemplary damages from TNP as well as a declaration that TNP breached its agreements with the Company, acted in bad faith and violated New Mexico law prohibiting such actions. On November 1, 2004, the Company filed a motion for leave to amend the complaint to add PNM as a defendant in this action, alleging, among other things, that PNM tortiously interfered with the Company’s contractual relationships with TNP.

On February 9, 2004, Enron North America Corp. (“ENA”) filed suit against the Company seeking payment of approximately $5.4 million, plus interest and costs, relating to certain natural gas supply contracts (Enron North America Corp. v. El Paso Electric Co., Case No. 01-16034, United States Bankruptcy Court, Southern District of New York). Based upon the Company’s assessment of

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the probability of an adverse outcome, the Company expensed $1.5 million, pre-tax, in 2003 for this matter. On April 19, 2004, the Bankruptcy Court approved a confidential settlement agreement and mutual release by and between ENA and the Company, resolving all issues in the suit. The Company does not expect any further charge to earnings as a result of this settlement.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

F.	Employee Benefits

Retirement Plans

The net periodic benefit cost recognized for the three, nine and twelve months ended September 30, 2004 and 2003 is made up of the components listed below as determined using the projected unit credit actuarial cost method (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Components of net periodic benefit cost:
Service cost	$1,113	$953	$3,339	$2,859
Interest cost	2,522	2,403	7,566	7,209
Expected return on plan assets	(1,927)	(1,884)	(5,781)	(5,652)
Amortization of:
Unrecognized loss	843	434	2,529	1,302
Unrecognized prior service cost	5	5	15	15

Net periodic benefit cost	$2,556	$1,911	$7,668	$5,733

	Twelve Months Ended September 30,
	2004	2003
Components of net periodic benefit cost:
Service cost	$4,292	$3,698
Interest cost	9,967	9,490
Expected return on plan assets	(7,665)	(7,593)
Amortization of:
Unrecognized loss	2,963	1,302
Unrecognized prior service cost	21	21

Net periodic benefit cost	$9,578	$6,918

In August 2004, the Company contributed an additional $8.0 million to its retirement plans. This additional contribution increased total contributions to $13.7 million for the nine months ended September 30, 2004 and increases total projected contributions for 2004 to $15.6 million.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Postretirement Benefits

The net periodic benefit cost recognized for the three, nine and twelve months ended September 30, 2004 and 2003 is made up of the components listed below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Components of net periodic benefit cost:
Service cost	$1,159	$979	$3,477	$2,937
Interest cost	1,756	1,617	5,268	4,851
Expected return on plan assets	(315)	(255)	(945)	(765)
Amortization of unrecognized gain	—	—	—	—

Net periodic benefit cost	$2,600	$2,341	$7,800	$7,023

	Twelve Months Ended September 30,
	2004	2003
Components of net periodic benefit cost:
Service cost	$4,455	$3,715
Interest cost	6,885	6,274
Expected return on plan assets	(1,200)	(1,014)
Amortization of unrecognized gain	—	(197)

Net periodic benefit cost	$10,140	$8,778

During the nine months ended September 30, 2004, the Company contributed $2.6 million to its other postretirement benefits plan.

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

H.	Restatement of Previously Issued Financial Statements

During the quarter ended September 30, 2004, the Company determined that AMT credit carryforward assets pertaining to the pre-reorganization time period were overstated by $4.5 million and reorganization-related transmission and distribution assets were understated by $4.5 million. To correct this error, the Company will amend and reissue the 2003 Form 10-K and the March and June 2004 Form 10-Qs. In this report, the Company has restated its consolidated balance sheet as of December 31, 2003, the consolidated statements of operations for the three, nine and twelve months ended September 30, 2003, the consolidated statements of comprehensive operations for the three, nine and twelve months ended September 30, 2003, and the consolidated statement of cash flows for the nine months ended September 30, 2003. The Company has also restated the notes to consolidated financial statements as necessary to reflect the adjustments.

The effects of the revisions on the consolidated balance sheet as of December 31, 2003 are summarized in the following table (in thousands):

	December 31, 2003
	Previously Reported	As Restated
Utility Plant:
Electric plant in service	$1,784,134	$1,788,652
Less accumulated depreciation and amortization	591,613	595,371

Net plant in service	1,192,521	1,193,281
Net utility plant	1,298,006	1,298,766
Total assets	$1,595,854	$1,596,614

Capitalization:
Retained earnings	354,993	350,939
Common stock equity	499,822	495,768
Total capitalization	1,108,544	1,104,490
Deferred credits and other liabilities:
Accumulated deferred income taxes	139,605	144,419
Total deferred credits and other liabilities	385,283	390,097
Total capitalization and liabilities	$1,595,854	$1,596,614

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The consolidated statements of operations and comprehensive operations were adjusted by a quarterly increase of $0.1 million and an annual increase of $0.5 million in depreciation and amortization expense. Net income and comprehensive income were reduced by $0.1 million, $0.2 million and $0.3 million for the three, nine and twelve months ended September 30, 2003.

The effects of the revisions on the consolidated statements of operations for the three, nine and twelve month periods ended September 30, 2003 are summarized in the following table (in thousands, except share data):

	Three Months Ended September 30, 2003		Nine Months Ended September 30, 2003		Twelve Months Ended September 30, 2003
	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated
Other operating expense:
Depreciation and amortization	$21,950	$22,070	$65,047	$65,407	$86,905	$87,385
Total other operating expense (1)	101,860	102,063	279,682	280,575	380,945	383,198
Operating income	28,600	28,480	63,429	63,069	63,334	62,854
Income before income taxes and cumulative effect of accounting change	17,766	17,646	28,773	28,413	13,388	12,908
Income tax expense	6,520	6,474	10,416	10,277	3,736	3,550
Income before cumulative effect of accounting change	11,246	11,172	18,357	18,136	9,652	9,358
Net income	$11,246	$11,172	$57,992	$57,771	$49,287	$48,993

Basic earnings per share:
Income before cumulative effect of accounting change	$0.23	$0.23	$0.38	$0.38	$0.20	$0.19
Cumulative effect of accounting change, net of tax	—	—	0.81	0.81	0.81	0.81

Net income	$0.23	$0.23	$1.19	$1.19	$1.01	$1.00

Diluted earnings per share:
Income before cumulative effect of accounting change	$0.23	$0.23	$0.37	$0.37	$0.20	$0.19
Cumulative effect of accounting change, net of tax	—	—	0.81	0.81	0.80	0.80

Net income	$0.23	$0.23	$1.18	$1.18	$1.00	$0.99

(1)	Total other operating expense (restated) includes a reclassification of operating expense related to MiraSol.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The effects of the revisions on the consolidated statements of comprehensive operations for the three, nine and twelve month periods ended September 30, 2003 are summarized in the following table (in thousands):

	Three Months Ended September 30, 2003		Nine Months Ended September 30, 2003		Twelve Months Ended September 30, 2003
	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated
Net income	$11,246	$11,172	$57,992	$57,771	$49,287	$48,993
Comprehensive income	11,419	11,345	61,371	61,150	41,670	41,376

The effects of the revisions on the consolidated statement of cash flows for the nine months ended September 30, 2003 are summarized in the following table (in thousands):

	Nine Months Ended September 30, 2003
	Previously Reported	As Restated
Net income	$57,992	$57,771
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of electric plant in service	65,047	65,407
Deferred income taxes	6,556	6,417
Other operating activities cash flow items	(40,818)	(40,818)

Net cash provided by operating activities	$88,777	$88,777

There was no net impact on net cash provided by operating activities, net cash used for investing activities, and net cash used for financing activities on the consolidated statement of cash flows for the nine months ended September 30, 2003 due to the restatement.

The following Notes to Consolidated Financial Statements have been restated to reflect the correction of the AMT credit carryforward asset overstatement and the reorganization-related transmission and distribution asset understatement: (i) the Stock Options disclosure in Note A and (ii) the Reconciliation of Basic and Diluted Earnings Per Share disclosure in Note C.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

El Paso Electric Company:

We have reviewed the condensed consolidated balance sheet of El Paso Electric Company and subsidiary as of September 30, 2004, the related condensed consolidated statements of operations and comprehensive operations for the three-month, nine-month, and twelve-month periods ended September 30, 2004 and 2003, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2004 and 2003. These condensed consolidated financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

As discussed in Notes A and H, the Company has restated the condensed consolidated statements of operations and comprehensive operations for the three-month, nine-month, and twelve-month periods ended September 30, 2003, and the related condensed consolidated statements of cash flows for the nine-month period ended September 30, 2003.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of El Paso Electric Company and subsidiary as of December 31, 2003 (restated), and the related consolidated statements of operations (restated), comprehensive operations (restated), changes in common stock equity (restated), and cash flows (restated) for the year then ended (not presented herein); and in our report dated March 10, 2004, except as to Note P, which is as of November 8, 2004, we expressed an unqualified opinion on those consolidated financial statements. Our report referred to a change in the Company’s method of accounting for asset retirement obligations in 2003. Our report also referred to the Company’s restatement of its 2003 and 2002 financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 (restated), is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

El Paso, Texas

November 8, 2004

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this Item 2 updates, and should be read in conjunction with, the information set forth in Part II, Item 7 of the Company’s 2003 Form 10-K/A.

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

During the quarter ended September 30, 2004, the Company determined that AMT credit carryforward assets pertaining to the pre-reorganization time period were overstated by $4.5 million and reorganization-related transmission and distribution assets were understated by $4.5 million. To correct this error, the Company will amend and reissue the 2003 Form 10-K and the March and June 2004 Form 10-Qs. In this report, the Company has restated its consolidated balance sheet as of December 31, 2003; the consolidated statements of operations for the three, nine and twelve months ended September 30, 2003; the consolidated statements of comprehensive operations for the three, nine and twelve months ended September 30, 2003; and the consolidated statement of cash flows for the nine months ended September 30, 2003. The Company has also restated the notes to consolidated financial statements as necessary to reflect the adjustments. The adjustments to the consolidated balance sheet as of December 31, 2003 include the elimination of $4.5 million of AMT credit carryforward assets, the related increase of $4.5 million in reorganization-related transmission and distribution assets, an increase of $3.8 million in accumulated depreciation, an increase of $0.3 million in deferred tax liabilities and a decrease of $4.1 million in retained earnings. The consolidated statements of operations and comprehensive operations were adjusted by a quarterly increase of $0.1 million and an annual increase of $0.5 million in depreciation and amortization expense. Net income and comprehensive income were reduced by $0.1 million, $0.2 million and $0.3 million for the three, nine and twelve months ended September 30, 2003, respectively, as a result of the aforementioned adjustments. Please read Note H for a discussion of the adjustments.

Summary of Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented and actual results could differ in future periods from those estimates. In addition to the discussion on re-application of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” presented below, critical accounting policies and estimates, which are both important to the portrayal of the Company’s financial condition and results of operations and which require complex, subjective judgments are more fully described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2003 Form 10-K/A.

SFAS No. 71

Regulated electric utilities typically prepare their financial statements in accordance with SFAS No. 71. Under this accounting standard, certain recoverable costs are shown as either assets or liabilities on a utility’s balance sheet if the regulator provides assurance that these costs will be charged to and collected from its customers (or has already permitted such cost recovery). The resulting regulatory assets or liabilities are amortized in subsequent periods based upon their respective amortization periods in a utility’s cost of service.

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

During the quarter ended September 30, 2004, the Company determined that it met the criteria necessary to re-apply SFAS No. 71 to its New Mexico jurisdictional operations. For the New Mexico jurisdiction, two key events transpired that, when considered together, resulted in the Company’s decision to re-apply SFAS No. 71. In late April of 2004, the Company received a final order approving a unanimous stipulation which established new base and fuel rates for its New Mexico customers which were implemented June 1, 2004. The Company’s approved rates were based upon its cost of providing service in New Mexico. That event, coupled with the repeal of New Mexico’s electric utility industry restructuring law which occurred in April of 2003, resulted in the Company meeting the criteria for the re-application of SFAS No. 71 to New Mexico, and as such, resulted in its re-application beginning July 1, 2004. The third quarter 2004 re-application of SFAS No. 71 to the Company’s New Mexico jurisdiction resulted in the recording of $18.5 million of regulatory assets, $5.0 million in related accumulated deferred income tax assets, $16.2 million of regulatory liabilities, $5.5 million in related accumulated deferred tax liabilities and the recording of a $1.8 million extraordinary gain, net of tax, or $0.04 basic and diluted earnings per share.

The Company’s Texas jurisdiction has been operating under a rate freeze since August 2, 1995. The rate freeze is for a ten-year period which expires on July 31, 2005. Although the Company believes the rates established in 1995 were based upon its costs of service, the unusual length of the rate freeze period created substantial uncertainty as to the ultimate recovery of its costs over the entire freeze period. Consequently, the Company determined that it would not re-apply SFAS No. 71 to its Texas jurisdiction at the time it emerged from bankruptcy in February 1996. As the freeze period draws to a close, the Company will continue to evaluate whether it meets the criteria for the re-application of SFAS No. 71 to its Texas jurisdiction.

Reserves for Tax Dispute

The Company received final approval from the IRS during the quarter ended September 30, 2004 to settle all issues relative to its 1996 through 1998 federal income tax returns. As part of the settlement, the Company was required to capitalize approximately twenty percent of the previously claimed lease rejection damage deductions. In addition, the IRS conceded the litigation settlement issue related to a terminated merger agreement. As a result of the IRS settlement, the Company reduced its estimated contingent tax liability by $3.5 million related to the resolution of certain tax contingency items and adjusted its state deferred tax liabilities by $2.7 million. The IRS settlement reduced income tax expense by approximately $6.2 million during the quarter ended September 30, 2004 which increased net income for such period by the same amount. The IRS is currently performing an examination of the 1999 through 2002 income tax returns. The Company has established, and periodically reviews and re-evaluates, an estimated contingent tax liability on its consolidated balance sheet to provide for the possibility of adverse outcomes in tax proceedings. Although the ultimate outcome of the ongoing examination cannot be predicted with certainty, and while the contingent tax liability may not in fact be sufficient, the Company believes that the amount of contingent tax liability recorded as of September 30, 2004 is a reasonable estimate of any additional tax that may be due.

Overview

El Paso Electric Company is an investor owned electric utility that serves retail customers in west Texas and southern New Mexico and a wholesale customer in Texas. The Company also periodically sells power to the CFE. The Company owns or has substantial ownership interests in six electrical generating facilities providing it with a total capacity of approximately 1,500 MW. The Company’s energy sources consist of nuclear fuel, natural gas, coal, wind powered resources and purchased power. The Company owns or has significant ownership interests in four major 345 kV transmission lines and three 500 kV transmission lines utilized to transfer power from Palo Verde and Four Corners, and owns the transmission and distribution network within its retail service territory. The Company is subject to regulation by the Texas and New Mexico Commissions and, with respect to wholesale power sales, transmission of electric power and the issuance of securities, by the FERC.

The Company faces a number of risks and challenges that could negatively impact its operations and financial results. The most significant of these risks and challenges are the deregulation of the electric utility industry and the possibility of increased costs especially from Palo Verde.

The electric utility industry in general and the Company in particular are facing significant challenges and increased competition as a result of changes in federal provisions relating to third-party transmission services and independent power production, as well as changes in state laws and regulatory provisions relating to wholesale and retail service. In 1999, both Texas and New Mexico passed industry deregulation legislation requiring the Company to separate its transmission and distribution functions, which would remain regulated, from its power generation and energy services businesses, which would operate in a competitive market in the future. New Mexico repealed the New Mexico Restructuring Act in April 2003, and the Company’s operations in New Mexico will remain fully regulated. On October 13, 2004, the Texas Commission approved a rule delaying retail competition in the Company’s Texas service territory. The rule approved by the Texas Commission changed the beginning of retail competition from the end of the Freeze Period, and instead sets a schedule which identifies various milestones for the Company to reach before competition can begin. The first milestone calls for the development, approval by the FERC, and commencement of independent operation of a regional transmission organization (“RTO”), including the development of retail market protocols to facilitate retail competition. The complete transition to retail competition will occur upon the completion of the last milestone which will be the Texas Commission’s final evaluation of the Company’s readiness to offer fair competition and reliable service to all retail customers. The Company believes that adoption of such a rule will likely delay retail competition in El Paso for at least several years. There is substantial uncertainty about both the regulatory framework and market conditions that will exist if and when retail competition is implemented in the Company’s Texas service territory, and the Company may incur substantial preparatory, restructuring and other costs that may not ultimately be recoverable. There can be no assurance that deregulation will not adversely affect the future operations, cash flows and financial condition of the Company.

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

Liquidity and Capital Resources

The Company’s principal liquidity requirements in the near-term are expected to consist of interest payments on the Company’s indebtedness, operating and capital expenditures related to the Company’s generating facilities and transmission and distribution systems, income and other taxes, and reorganization costs related to deregulation in Texas, if and when deregulation occurs. The Company expects that cash flows from operations will be sufficient for such purposes. As of September 30, 2004, the Company had approximately $34.6 million in cash and cash equivalents, an increase of $0.2 million from the balance of $34.4 million on December 31, 2003.

In addition to the contractual obligations disclosed in the Company’s 2003 Form 10-K/A, in July 2004 the Company entered into a 20-year power contract beginning in 2006. The contractual obligation related to this contract will be $11.3 million, $11.5 million and $11.7 million for 2006, 2007 and 2008, respectively, and $230.3 million for 2009 and later.

Pollution control bonds of $193.1 million are subject to remarketing in 2005, and first mortgage bonds of $175.8 million are scheduled to mature in 2006. The Company expects that these obligations and the $100 million revolving credit facility, which matures in January 2005 (against which approximately $39.9 million had been drawn for nuclear fuel purchases as of September 30, 2004) will be refinanced through the capital and credit markets. Additionally, the Company has $183.6 million of first mortgage bonds which become callable in 2006. The Company’s ability to access capital and credit markets may be adversely affected by uncertainties related to operating in a competitive energy market, tight credit markets and debt rating agency actions.

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

As a result of the IRS settlement for the 1996 to 1998 tax years, the Company has fully utilized its federal tax loss carryforward in 2004. As a result, the Company’s cash flow requirements for income taxes are expected to increase over that required in recent years.

The Company is continually evaluating its funding requirements related to its retirement plans, other postretirement benefit plans, and decommissioning trust funds. The Company made additional contributions of $8.0 million and $3.2 million in August 2004 and September 2003, respectively, to one of its retirement plans. The Company also contributed an additional $4.7 million to the decommissioning trust funds in January 2003 in order to meet its funding requirement as of December 31, 2002.

Since inception of its deleveraging program in 1996, the Company has repurchased or retired with internally generated cash $581.8 million of first mortgage bonds. First mortgage bonds totaling $31.3 million were repurchased in the nine month period ended September 30, 2004. Common stock equity as a percentage of capitalization, including current portion of long-term debt and financing obligations, was 47% as of September 30, 2004.

Although the Company is currently slightly above industry averages, the degree to which the Company is leveraged could have important consequences for the Company’s liquidity, including (i) limiting the Company’s ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate or other purposes in the future; and (ii) placing the Company at a competitive disadvantage by limiting its financial flexibility to respond to the demands of the competitive market and making it more vulnerable to adverse economic or business changes.

Since the inception of the stock repurchase programs in 1999, the Company has repurchased approximately 15.3 million shares in total at an aggregate cost of $174.9 million, including commissions. In February 2004, the Board of Directors authorized a new stock repurchase program permitting the repurchase of up to 2 million shares of the Company’s outstanding common stock. During the third quarter of 2004, the Company repurchased 200,000 shares of common stock in the open market at an aggregate cost of $3.1 million, including commissions. The Company may continue making purchases of its stock at open market prices and may engage in private transactions, where appropriate. The repurchased shares will be available for issuance under employee benefit and stock option plans, or may be retired.

Historical Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003 (Restated)	2004	2003 (Restated)
Income before extraordinary item and cumulative effect of accounting change (in thousands)	$23,938	$11,172	$34,551	$18,136
Diluted earnings per share before extraordinary item and cumulative effect of accounting change	0.50	0.23	0.72	0.37

	Twelve Months Ended September 30,
	2004	2003 (Restated)
	Actual	Actual	Pro forma
Income before extraordinary item and cumulative effect of accounting change (in thousands)	$36,737	$9,358	$10,514
Diluted earnings per share before extraordinary item and cumulative effect of accounting change	0.76	0.19	0.21

Income before the extraordinary item for the three months ended September 30, 2004 increased $12.8 million, or $0.27 diluted earnings per share, compared to the results for the same period a year ago (restated). This after-tax increase resulted primarily from the 2003 asset impairment loss of $10.7 million on the CIS project with no comparable loss in the current period and the recording of the benefits of the IRS settlement of $6.2 million in the quarter ended September 30, 2004 with no comparable amounts in the previous period. These increases were partially offset by the following items, which are all presented on an after-tax basis (i) decreased retail sales of $1.9 million;

(ii) increased pensions and benefits expense of $1.5 million; (iii) increased depreciation and amortization expense of $0.8 million; and (iv) the loss on extinguishment of debt of $0.5 million.

Income before the extraordinary item and cumulative effect of accounting change for the nine months ended September 30, 2004 increased $16.4 million, or $0.35 diluted earnings per share, compared to the results for the same period a year ago (restated). This after-tax increase resulted primarily from (i) the 2003 asset impairment loss on the CIS project of $10.7 million with no comparable loss in the current period; (ii) the recording of the benefits of the IRS settlement of $6.2 million; and (iii) decreased non-Palo Verde maintenance expense of $6.1 million. These increases were partially offset by the following items, which are all presented on an after-tax basis (i) increased loss on extinguishment of debt of $2.9 million; (ii) increased depreciation and amortization expenses of $2.7 million; and (iii) increased pension and benefits expenses of $2.7 million in the current period.

Income before the extraordinary item and cumulative effect of accounting change for the twelve months ended September 30, 2004 increased $26.2 million or $0.55 diluted earnings per share, compared to the pro forma results for the same period a year ago (restated). The pro forma net income and earnings per share amounts shown above assume SFAS No. 143 had been applied on a retroactive basis. This after-tax increase was primarily due to (i) the 2003 asset impairment loss on the CIS project of $10.7 million with no comparable loss in the current period; (ii) the 2002 accrual for the FERC settlements of $9.5 million; (iii) decreased non-Palo Verde maintenance expense of $9.5 million; and (iv) the recording of the benefits of the IRS settlement of $6.2 million with no comparable amount in the previous period. These increases were partially offset by (i) increased pension and benefits expenses of $4.4 million; (ii) an increase in the loss on extinguishment of debt of $2.9 million; and (iii) increased depreciation and amortization expense of $2.8 million.

Operating revenues net of energy expenses decreased $2.2 million for the three months ended September 30, 2004 compared to the same period last year primarily due to decreased retail sales of $3.0 million. This decrease was partially offset by an increase in wheeling revenues of $0.3 million.

Operating revenues net of energy expenses increased $1.4 million for the nine months ended September 30, 2004 compared to the same period last year primarily due to increased retail sales of $3.6 million and increased wheeling revenues of $1.2 million. This increase was partially offset by (i) decreased sales and/or margins on economy sales of $1.4 million; (ii) $1.0 million of various fuel expense items; and (iii) 2003 CFE margins of $0.5 million with no comparable activity in 2004.

Operating revenues net of energy expenses decreased $1.3 million for the twelve months ended September 30, 2004 compared to the same period last year primarily due to (i) decreased wholesale sales revenues of $5.3 million primarily related to the expiration of two long-term contracts; (ii) the Texas fuel disallowance of $4.5 million; (iii) the $1.6 million expense which related to the settlement agreement with ENA; (iv) decreased sales and/or margins on economy sales of $1.0 million; and (v) a $1.0 million decrease in revenue from the energy service operation. This decrease was partially offset by an increase in retail sales of $12.3 million.

Comparisons of kWh sales and operating revenues are shown below (in thousands):

			Increase (Decrease)
Quarter Ended September 30:	2004	2003	Amount	Percent
kWh sales:
Retail:
Residential	586,905	605,256	(18,351)	(3.0)%
Commercial and industrial, small	618,039	628,261	(10,222)	(1.6)
Commercial and industrial, large	311,814	314,266	(2,452)	(0.8)
Sales to public authorities	346,887	358,152	(11,265)	(3.1)

Total retail sales	1,863,645	1,905,935	(42,290)	(2.2)

Wholesale:
Sales for resale	11,163	19,861	(8,698)	(43.8	)(1)
Economy sales	536,151	409,136	127,015	31.0	(2)

Total wholesale sales	547,314	428,997	118,317	27.6

Total kWh sales	2,410,959	2,334,932	76,027	3.3

Operating revenues:
Base revenues:
Retail:
Residential	$52,420	$54,323	$(1,903)	(3.5)%
Commercial and industrial, small	47,036	47,501	(465)	(1.0)
Commercial and industrial, large	11,237	11,215	22	0.2
Sales to public authorities	19,495	20,169	(674)	(3.3)

Total retail base revenues	130,188	133,208	(3,020)	(2.3)
Wholesale:
Sales for resale	481	926	(445)	(48.1	)(1)

Total base revenues	130,669	134,134	(3,465)	(2.6)
Fuel revenues	47,499	42,844	4,655	10.9	(3)
Economy sales	23,382	17,697	5,685	32.1	(2)
Other	3,391	2,750	641	23.3	(4)(5)

Total operating revenues	$204,941	$197,425	$7,516	3.8

Nine Months Ended September 30:	2004	2003	Increase (Decrease)
			Amount	Percent
kWh sales:
Retail:
Residential	1,523,708	1,483,707	40,001	2.7%
Commercial and industrial, small	1,629,402	1,600,965	28,437	1.8
Commercial and industrial, large	930,649	880,791	49,858	5.7
Sales to public authorities	949,559	931,600	17,959	1.9

Total retail sales	5,033,318	4,897,063	136,255	2.8

Wholesale:
Sales for resale	33,916	59,067	(25,151)	(42.6	)(1)
Economy sales	1,454,125	1,442,720	11,405	0.8

Total wholesale sales	1,488,041	1,501,787	(13,746)	(0.9)

Total kWh sales	6,521,359	6,398,850	122,509	1.9

Operating revenues:
Base revenues:
Retail:
Residential	$134,572	$132,142	$2,430	1.8%
Commercial and industrial, small	126,483	125,624	859	0.7
Commercial and industrial, large	32,540	32,125	415	1.3
Sales to public authorities	55,098	55,232	(134)	(0.2)

Total retail base revenues	348,693	345,123	3,570	1.0
Wholesale:
Sales for resale	1,393	2,873	(1,480)	(51.5	)(1)

Total base revenues	350,086	347,996	2,090	0.6
Fuel revenues	123,843	94,811	29,032	30.6	(3)
Economy sales	60,873	58,367	2,506	4.3
Other	8,197	6,235	1,962	31.5	(4)(5)

Total operating revenues	$542,999	$507,409	$35,590	7.0

Twelve Months Ended September 30:	2004	2003	Increase (Decrease)
			Amount	Percent
kWh sales:
Retail:
Residential	1,972,172	1,889,444	82,728	4.4%
Commercial and industrial, small	2,125,297	2,059,691	65,606	3.2
Commercial and industrial, large	1,246,923	1,157,129	89,794	7.8
Sales to public authorities	1,242,308	1,196,550	45,758	3.8

Total retail sales	6,586,700	6,302,814	283,886	4.5

Wholesale:
Sales for resale	42,603	217,422	(174,819)	(80.4	)(6)
Economy sales	1,932,287	1,787,455	144,832	8.1

Total wholesale sales	1,974,890	2,004,877	(29,987)	(1.5)

Total kWh sales	8,561,590	8,307,691	253,899	3.1

Operating revenues:
Base revenues:
Retail:
Residential	$173,889	$167,930	$5,959	3.5%
Commercial and industrial, small	166,293	162,745	3,548	2.2
Commercial and industrial, large	43,709	42,559	1,150	2.7
Sales to public authorities	73,003	71,407	1,596	2.2

Total retail base revenues	456,894	444,641	12,253	2.8
Wholesale:
Sales for resale	1,743	7,989	(6,246)	(78.2	)(6)

Total base revenues	458,637	452,630	6,007	1.3
Fuel revenues	151,792	131,426	20,366	15.5	(3)
Economy sales	79,042	68,423	10,619	15.5	(7)
Other	10,481	8,728	1,753	20.1	(4)(8)

Total operating revenues	$699,952	$661,207	$38,745	5.9

(1)	Primarily due to a 2003 CFE wholesale power contract with no comparable contract in 2004 and decreased sales to the Rio Grande Electric Cooperative.

(2)	Primarily due to an increase in the availability of power from Palo Verde and Four Corners.

(3)	Primarily due to an increase in recoverable fuel expenses, as a result of an increase in the price and volume of natural gas burned and an increase in purchased power costs.

(4)	Represents revenues with no related kWh sales.

(5)	Primarily due to increased transmission revenues.

(6)	Primarily due to the expiration of a wholesale power contract with TNP on December 31, 2002 and a 2003 CFE wholesale power contract with no comparable contract in 2004.

(7)	Primarily due to higher market prices and increased sales.

(8)	Primarily due to increased transmission revenues partially offset by decreased revenues from the energy service operation.

Other operations expense increased $1.3 million for the three months ended September 30, 2004 compared to the same period last year primarily due to increased pension and benefits expense of

$2.4 million. This increase was partially offset by (i) decreased regulatory expense of $0.6 million; and (ii) decreased Palo Verde expense of $0.5 million.

Other operations expense increased $1.6 million for the nine months ended September 30, 2004 compared to the same period last year primarily due to (i) increased pension and benefits expense of $4.4 million resulting from plan asset performance and decreasing discount rates; and (ii) increased legal and consulting fees of $0.5 million primarily related to implementing Sarbanes-Oxley Section 404. These increases were partially offset by (i) decreased regulatory expense of $1.4 million; (ii) decreased customer accounts expense of $0.8 million; and (iii) decreased Palo Verde expense of $0.8 million.

Other operations expense increased $4.3 million for the twelve months ended September 30, 2004 compared to the same period last year primarily due to (i) increased pension and benefits expense of $7.0 million resulting from plan asset performance and decreasing discount rates; (ii) increased consulting and legal fees of $1.8 million; and (iii) increased accretion expense of $1.5 million related to the implementation of SFAS No. 143. These increases were partially offset by (i) decreased regulatory expense of $2.6 million; (ii) decreased Palo Verde expense of $2.5 million; and (iii) decreased customer accounts expense of $1.1 million.

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

Maintenance expense increased $0.4 million for the three months ended September 30, 2004 compared to the same period last year primarily due to the timing of refueling and maintenance outages at Palo Verde of $0.5 million offset by reduced maintenance outages at non-Palo Verde generating stations of $0.3 million.

Maintenance expense decreased $10.4 million and $16.8 million, respectively, for the nine and twelve months ended September 30, 2004 compared to the same periods last year primarily due to reduced maintenance expenses at non-Palo Verde generating stations of $9.9 million and $15.3 million, respectively.

Depreciation and amortization expense increased $1.3 million, $4.4 million and $4.7 million for the three, nine and twelve months ended September 30, 2004, respectively, compared to the same periods last year (restated). The increases for the three, nine and twelve month periods were primarily due to (i) an increase in other depreciable plant balances resulting in increased depreciation of $0.3 million, $1.7 million and $1.6 million, respectively; (ii) depreciation of the new Palo Verde Unit 2 steam generators of $0.5 million, $1.6 million and $1.6 million, respectively; and (iii) the implementation of new depreciation rates based on an updated depreciation study resulting in an increase of $0.5 million, $1.1 million and $1.2 million, respectively.

Taxes other than income taxes remained relatively unchanged for the three and twelve months ended September 30, 2004 and increased by approximately $0.6 million for the nine months ended

September 30, 2004 compared to the same periods last year. The increase was primarily related to an increase in estimated property taxes partially offset by a change in New Mexico occupation street rental tax.

Other income (deductions) decreased $1.3 million for the three months ended September 30, 2004 compared to the same period last year primarily due to losses on extinguishments of debt of $0.9 million recorded in 2004 with no comparable amount in the prior period. Other income (deductions) decreased $5.7 million for the nine months ended September 30, 2004 compared to the same period last year primarily due to (i) losses on extinguishments of debt of $4.7 million; (ii) $1.0 million related to an adjustment of interest income associated with the resolution of the Texas fuel reconciliation in PUC Docket No. 26194; and (iii) $0.8 million related to certain tax refunds received in 2003 with no comparable amount in the current period. These decreases were partially offset by an increase of $1.4 million in investment and interest income related to the decommissioning trust fund. Other income (deductions) decreased $5.0 million for the twelve months ended September 30, 2004 compared to the same period last year primarily due to (i) losses on extinguishments of debt of $4.7 million; (ii) $1.2 million related to an adjustment of interest income associated with the resolution of the Texas fuel reconciliation in PUC Docket No. 26194; and (iii) $0.6 million related to certain tax refunds received in 2003 with no comparable amount in the prior period. These decreases were partially offset by an increase of $2.4 million in investment and interest income related to the decommissioning trust fund.

Interest charges (credits) increased $0.1 million and $0.4 million, respectively, for the three and nine months ended September 30, 2004 compared to the same period last year primarily due to reduced capitalized interest of $0.7 million and $1.7 million for the three and nine month periods, respectively, as a result of transferring Palo Verde Unit 2 steam generators to plant in service. These increases were partially offset by decreased interest expense of $0.6 million and $1.4 million for the three and nine month periods, respectively, due to a reduction of outstanding debt as a result of open market purchases of the Company’s first mortgage bonds. Interest charges (credits) decreased $2.7 million for the twelve months ended September 30, 2004 compared to the same period last year primarily due to (i) a $2.5 million decrease resulting from a reduction of outstanding debt as a result of open market purchases of the Company’s first mortgage bonds; and (ii) a $2.0 million decrease resulting from the adoption of SFAS No. 143. These decreases were partially offset by an increase of $1.6 million primarily due to reduced capitalized interest as a result of transferring Palo Verde Unit 2 steam generators to plant in service.

Income tax expense, excluding the tax effect of cumulative effect of accounting change, decreased $2.0 million for the three months ended September 30, 2004 primarily due to a $6.2 million tax benefit recorded for the IRS settlement with no comparable adjustment in the prior period (restated). This decrease was partially offset by an increase in tax expense related to changes in pretax income and certain permanent differences. Income tax expense, excluding the tax effect of cumulative effect of accounting change, remained relatively the same and increased $9.9 million for the nine and twelve months ended September 30, 2004, respectively, compared to the same periods last year (restated). The increase was primarily due to changes in pretax income and certain permanent differences and adjustments partially offset by a $6.2 million tax benefit recorded for the IRS settlement with no comparable adjustment in the prior period.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk due to changes in interest rates, equity prices and commodity prices. See the Company’s 2003 Form 10-K, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” for a complete discussion of the market risks faced by the Company and the Company’s market risk sensitive assets and liabilities. As of September 30, 2004, there have been no material changes in the market risks faced by the Company or the fair values of assets and liabilities disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Company’s 2003 Form 10-K.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of September 30, 2004, (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures (as required by paragraph (b) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15) were adequate and designed to ensure that material information relating to the Company and the Company’s consolidated subsidiary would be made known to them by others within those entities.

Changes in internal control over financial reporting. In the third quarter of 2004, the Company discovered an error in its consolidated balance sheets. The error, which was caused by a mathematical miscalculation in a tax return schedule that was reflected in the Company’s 1996 financial statements, resulted in a $4.5 million overstatement of AMT credit carryforward assets and a $4.5 million understatement of transmission and distribution assets. The error has remained in the financial statements until the reconciliation in connection with the recent IRS settlement. Management promptly brought these matters to the attention of its Audit Committee and independent accountants and determined that it would restate its consolidated balance sheets as of December 31, 2001, 2002 and 2003 and March 31, and June 30, 2004, and its consolidated statements of operations, consolidated statements of comprehensive operations, changes in common stock equity and cash flows for each annual, quarterly and twelve month period ending on the above dates. Management and the Company’s independent accountants have determined that the deficiency in reconciliation procedures constituted a material weakness in the Company’s internal controls over financial reporting. The Company’s management has implemented additional procedures for reconciling and analyzing AMT credit carryforward assets on a timely basis and believes that the controls now in place are adequate to assure that similar errors will not recur. Except for the changes discussed above, there were no changes in the Company’s internal control over financial reporting in connection with the evaluation required by paragraph (d) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15, that occurred during the quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

I tem 1.	Legal Proceedings

The Company hereby incorporates by reference the information set forth in Part I of this report under Notes B and E of Notes to Consolidated Financial Statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased		Average Price Paid per Share (Including Commissions)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July 1 to July 31, 2004	0		$—	0	1,950,000
August 1 to August 31, 2004	47,342	(b)	15.32	2,500	1,947,500
September 1 to September 30, 2004	197,500		15.48	197,500	1,750,000

(a)	In February 2004, the Company’s Board of Directors authorized a new stock repurchase program permitting the repurchase of up to 2 million shares of its outstanding common stock.
(b)	In August 2004, the Company purchased 44,842 shares of stock from Wilson K. Cadman, a retired Director of the Company.

Item 6.	Exhibits

See Index to Exhibits incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EL PASO ELECTRIC COMPANY

By:	/s/ TERRY BASSHAM
Terry Bassham
Executive Vice President,
Chief Financial and
Administrative Officer
(Duly Authorized Officer and
Principal Financial Officer)

Dated: November 9, 2004

EL PASO ELECTRIC COMPANY

INDEX TO EXHIBITS

Exhibit Number	Exhibit

†10.01	Form of Directors’ Restricted Stock Award Agreement between the Company and certain directors of the Company. (Identical in all material respects to Exhibit 10.07 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

10.02	Master Power Purchase and Sale Agreement and Transaction Agreement, dated as of July 7, 2004, between the Company and Southwestern Public Service Company.

15	Letter re Unaudited Interim Financial Information

31.01	Rule 13a-14(a)/15d-14(a) Certifications

32.01	Section 1350 Certifications

†	In lieu of non-employee director cash compensation, two agreements, dated as of July 1, 2004, substantially identical in all material respects to this Exhibit, have been entered into with Kenneth R. Heitz and Patricia Z. Holland-Branch; directors of the Company.