Form 10-K/A
period 2003-12-31
EL PASO ELECTRIC CO /TX/
filed 2004-11-22
CIK 31978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

(i)

EL PASO ELECTRIC COMPANY

FORM 10-K/A

INTRODUCTORY NOTE

This Amendment No. 1 to annual report on Form 10-K/A (“Form 10-K/A”) is being filed to amend the Company’s annual report on Form 10-K for the year ended December 31, 2003, which was originally filed on March 15, 2004 (“Original Form 10-K”). Accordingly, pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A contains the complete text of Items 6, 7, 8 and 9A of Part II and Item 15 of Part IV, as amended, as well as certain currently dated certifications. Unaffected items have not been repeated in the Amendment No. 1.

During the quarter ended September 30, 2004, the Company determined that AMT credit carryforward assets pertaining to the pre-reorganization time period were overstated by $4.5 million and reorganization-related transmission and distribution assets were understated by $4.5 million. To correct this error, the Company has restated its consolidated balance sheets as of December 31, 2002 and 2003, the consolidated statements of operations for the years ended December 31, 2001, 2002 and 2003, the consolidated statements of comprehensive operations for the years ended December 31, 2001, 2002 and 2003, the consolidated statements of changes in common stock equity for the years ended December 31, 2001, 2002 and 2003, and the consolidated statements of cash flows for the years ended December 31, 2001, 2002 and 2003. The Company has also restated the notes to consolidated financial statements as necessary to reflect the adjustments. The adjustments to the consolidated balance sheet as of December 31, 2001, include the elimination of $4.5 million of AMT credit carryforward assets, the related increase of $4.5 million in reorganization-related transmission and distribution assets, an increase of $2.8 million in accumulated depreciation, an increase of $0.7 million in deferred tax liabilities, and a decrease of $3.5 million in retained earnings. The statements of operations and comprehensive operations were adjusted by an annual increase of $0.5 million in depreciation expense. Net income and comprehensive income were reduced by $0.3 million for the years ended December 31, 2001, 2002, and 2003 as a result of the aforementioned adjustments. Please read Note P to the accompanying consolidated financial statements for a discussion of the adjustments.

This amendment does not reflect events occurring after the filing of the Original Form 10-K, which was filed on March 15, 2004. Certain other items have been revised or added in response to comments from the Securities and Exchange Commission (“SEC”) in its letter to the Company dated May 28, 2004. The Company will file with the SEC amendments to its quarterly report on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004 to reflect changes therein required as a consequence of the adjustments described above.

(ii)

(iii)

Item 6. Selected Financial Data

As of and for the following periods (in thousands except for share data):

	Years Ended December 31,
	2003 (Restated)	2002 (Restated)	2001 (Restated)	2000 (Restated)	1999 (Restated)
Operating revenues	$664,362	$690,085	$769,705	$701,649	$570,469
Operating income	79,735	110,127	167,122	168,495	156,856
Income before cumulative effect of accounting change	20,322	28,674	63,365	58,099	40,180
Cumulative effect of accounting change, net of income tax expense	39,635	—	—	—	—
Net income applicable to common stock	59,957	28,674	63,365	58,099	27,983
Basic earnings per common share:
Income before cumulative effect of accounting change	0.42	0.58	1.25	1.07	0.47
Cumulative effect of accounting change, net of income tax expense	0.82	—	—	—	—
Net income	1.24	0.58	1.25	1.07	0.47
Weighted average number of common shares outstanding	48,424,212	49,862,417	50,821,140	54,183,915	59,349,468
Diluted earnings per common share:
Income before cumulative effect of accounting change	0.42	0.57	1.23	1.06	0.47
Cumulative effect of accounting change, net of income tax expense	0.81	—	—	—	—
Net income	1.23	0.57	1.23	1.06	0.47
Weighted average number of common shares and dilutive potential common shares outstanding	48,814,761	50,380,468	51,722,351	55,001,625	59,731,649
Cash additions to utility property, plant and equipment	77,080	65,065	70,739	64,612	51,826
Total assets	1,596,614	1,648,229	1,646,158	1,662,304	1,667,115
Long-term debt and financing and capital lease obligations	608,722	614,375	619,365	740,223	811,607
Common stock equity	495,768	452,882	446,726	408,861	418,378

The selected financial data has been restated to reflect the correction of a pre-reorganization overstatement of AMT credit carryforward assets and a related understatement of reorganization-related transmission and distribution assets, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data.”

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

Restatement

During the third quarter ended September 30, 2004, the Company determined that certain pre-reorganization AMT credit carryforward assets were overstated and corresponding reorganization-related transmission and distribution assets were understated. To correct this error and as more fully discussed in the Introductory Note to this Amendment No. 1, certain financial and other information contained herein has been restated to reflect the adjustments described in Note P to the accompanying consolidated financial statements. See Note P for a discussion of the adjustments.

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

Decommissioning Costs

Pursuant to the ANPP Participant Agreement and federal law, the Company must fund its share of the estimated costs to decommission Palo Verde Units 1, 2, and 3 and associated common areas. The Company records a liability for the fair value of its decommissioning obligation (ARO) in accordance with SFAS No. 143. The Company will adjust the liability to its present value periodically over time, and the capitalized costs will be depreciated over the useful life of the related asset. The determination of the liability includes various assumptions for forecasted cash flows and escalation and discount rates. The Company and other Palo Verde Participants rely upon decommissioning cost studies and make interest rate, rate of return and inflation projections to determine funding requirements and estimate liabilities related to decommissioning. Every third year, outside engineers perform a study to estimate decommissioning costs associated with Palo Verde Units 1, 2 and 3 and associated common areas. The

Company determines how it will fund its share of those estimated costs by making assumptions about future investment returns and future cost escalations. The funds are invested in professionally managed investment trust accounts. The Company is required to establish a minimum accumulation and a minimum funding level in its decommissioning trust accounts at the end of each annual reporting period in accordance with the ANPP Participation Agreement. If actual decommissioning costs exceed estimates, the Company would incur additional expenses related to decommissioning. Further, if the rates of return earned by the trusts fail to meet expectations, the Company will be required to increase its funding to the decommissioning trust accounts. Although the Company cannot predict the results of future studies, the Company believes that the liability it has recorded for its decommissioning costs will be adequate to provide for the Company’s share of the costs, assuming that Palo Verde Units 1, 2 and 3 operate over their remaining lives (which includes an assessment of the probability of a license extension) and that the DOE assumes responsibility for permanent disposal of spent fuel at plant shut down. The Company believes that its current annual funding levels of the decommissioning trust will adequately provide for the cash requirements associated with decommissioning. Historically, regulated utilities such as the Company have been permitted to collect in rates the costs of nuclear decommissioning. Under deregulation legislation in Texas, the Company expects to continue to be able to collect from customers the costs of decommissioning.

Future Pension and Other Postretirement Obligations

The Company’s obligations to retirees under various benefit plans are recorded as a liability on the consolidated balance sheets. This liability is calculated on the basis of significant assumptions regarding discount rate, expected return on plan assets, rate of compensation increase and health care cost inflation. These assumptions as well as a sensitivity analysis of the effect of hypothetical changes in certain assumptions are set forth in detail in Note K “Employee Benefits” to the Notes to Consolidated Financial Statements. Changes in these assumptions could have a material impact on both net income and on the amount of liabilities reflected on the consolidated balance sheets.

In developing the assumptions, management makes judgments based on the advice of financial and actuarial advisors and its review of third-party and market-based data. These sources include life expectancy tables, surveys of compensation and health care cost trends, and historical and expected return data on various categories of plan assets. The assumed discount rate applied to future plan obligations is based at each measuring date on prevailing market interest rates inherent in high quality (AA and better) corporate bonds that would provide future cash flow needed to pay the benefits as they become due, as well as on publicly available bond issues. The Company regularly reviews its assumptions and conducts a full reassessment at least once a year. The Company does not expect that any such change in assumptions will have a material effect on results for 2004.

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

The Company’s contractual obligations as of December 31, 2003 are as follows (in thousands):

	Payments due by period
	Total	2004	2005 and 2006		2007 and 2008	2009 and Later
Long-Term Debt (including interest):
First mortgage bonds	$574,082	$36,233	$243,459	(1)	$39,326	$255,064	(2)
Pollution control bonds	212,555	12,266	200,289	(3)	—	—
Promissory note	157	122	35		—	—
Financing Obligations (including interest):
Nuclear fuel (4)	42,824	22,592	20,232		—	—
Purchase Obligations:
Capacity power contract	16,818	8,409	8,409		—	—
Fuel contracts:
Coal	88,350	7,068	14,136		14,136	53,010
Gas (5)	80,040	20,010	40,020		20,010	—
Nuclear fuel (6)	16,652	12,427	4,225		—	—
Retirement Plans and Other
Postretirement Benefits (7)	4,350	4,350	—		—	—
Operating lease (8)	3,400	1,000	2,000		400	—

Total	$1,039,228	$124,477	$532,805		$73,872	$308,074

(1)	In early 2004, the Company repurchased $4.0 million of its first mortgage bonds which were scheduled to mature in 2006.
(2)	In early 2004, the Company repurchased $2.0 million of its first mortgage bonds which become callable in 2006.
(3)	The pollution control bonds are scheduled for remarketing in 2005.
(4)	Interest on nuclear fuel is based on actual interest rates at the end of 2003.
(5)	This amount is based on the minimum volumes per the contract at the current market price at the end of 2003.
(6)	Some of the nuclear fuel contracts are based on a fixed price adjusted for an index. The index used is the current index at the end of 2003.
(7)	Includes the Company’s minimum contractual funding requirements for the non-qualified retirement income plan and the other postretirement benefits for 2004. The Company has no minimum contractual funding requirement related to its retirement income plan for 2004. However, the Company may decide to fund at a higher level than the minimum contractual funding amounts and expects to contribute $7.6 million and $3.4 million to its retirement plans and postretirement benefit plan in 2004, as disclosed in Part II, Item 8, Notes to Financial Statements, Note K, Employee Benefits. Minimum contractual funding requirements for 2005 and beyond are not included due to the uncertainty of interest rates and the related return on assets.
(8)	The Company has one significant operating lease for administrative offices which expires in May 2007.

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

Historical Results of Operations

	Years ended December 31,
	2003	2002		2001
	Actual	Actual	Pro forma	Actual	Pro forma
	(Restated)	(Restated)		(Restated)

Income before cumulative effect of accounting change (in thousands)	$20,322	$28,674	$33,297	$63,365	$67,808
Diluted earnings per share before cumulative effect of accounting change	0.42	0.57	0.66	1.23	1.31

Beginning on January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which substantially changed the reporting of the Company’s decommissioning obligation at Palo Verde and Four Corners. During 2003, the Company recognized the effect of this accounting change, which increased net income by $39.6 million, net of tax. The above table compares historical results (restated) to pro forma results (restated) which assume SFAS No. 143 had been applied in both 2002 and 2001. Income before the cumulative effect of accounting change decreased $13.0 million, or $0.24 diluted earnings per share in 2003 compared to the pro forma results for 2002. This after-tax decrease resulted primarily from (i) decreased wholesale sales revenue of $17.0 million primarily related to the expiration of two long-term contracts; (ii) the impairment loss on the CIS project of $10.7 million; (iii) increased pension and benefits expenses of $3.1 million; (iv) Texas fuel disallowance of $2.8 million; (v) increased insurance expenses of $2.8 million; (vi) increased outside services of $2.2 million; and (vii) increased expense at Palo Verde of $1.3 million. These decreases were partially offset by (i) the 2002 accrual for the FERC settlements of $9.5 million with no comparable amount in 2003; (ii) increased sales and margins on economy sales of $6.3 million;

(iii) increased retail sales of $5.6 million; (iv) decreased interest on long-term debt of $2.3 million; (v) decreased loss on extinguishment of debt of $2.1 million; and (vi) decreased MiraSol operating loss of $1.9 million.

Pro forma income before cumulative effect of accounting change (restated) decreased $34.5 million or $0.65 diluted earnings per share in 2002 compared to the pro forma results (restated) for 2001. This after-tax decrease was primarily due to (i) decreased economy sales margins of $20.3 million related to significantly reduced wholesale prices in the western United States; (ii) the FERC settlements of $9.5 million; (iii) increased demand charges of $4.5 million; (iv) decreased wholesale sales of $3.7 million; (v) increased expense at Palo Verde of $2.8 million; (vi) increased regulatory expense of $2.4 million; (vii) decreased investment performance of $2.1 million; and (viii) a reduction in the estimate of a contingent tax liability in 2001 of $2.5 million with no comparable amount in 2002. These decreases were partially offset by (i) the recovery of energy expenses in New Mexico of $6.3 million; (ii) increased retail sales of $5.4 million; and (iii) decreased interest expense on long-term debt of $4.7 million.

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

Comparisons of kWh sales and operating revenues are shown below (in thousands):

			Increase (Decrease)
Years Ended December 31:	2003	2002	Amount	Percent
kWh sales:
Retail:
Residential	1,932,171	1,870,931	61,240	3.3%
Commercial and industrial, small	2,096,860	2,076,758	20,102	1.0
Commercial and industrial, large	1,197,065	1,161,815	35,250	3.0
Sales to public authorities	1,224,349	1,212,180	12,169	1.0

Total retail sales	6,450,445	6,321,684	128,761	2.0

Wholesale:
Sales for resale	67,754	986,134	(918,380)	(93.1	)(1)
Economy sales	1,920,882	1,483,465	437,417	29.5	(2)

Total wholesale sales	1,988,636	2,469,599	(480,963)	(19.5)

Total kWh sales	8,439,081	8,791,283	(352,202)	(4.0)

Operating revenues:
Base revenues:
Retail:
Residential	$171,459	$166,320	$5,139	3.1%
Commercial and industrial, small	165,434	163,553	1,881	1.2
Commercial and industrial, large	43,294	43,419	(125)	(0.3)
Sales to public authorities	73,136	70,802	2,334	3.3

Total retail base revenues	453,323	444,094	9,229	2.1
Wholesale:
Sales for resale	3,223	32,228	(29,005)	(90.0	)(1)

Total base revenues	456,546	476,322	(19,776)	(4.2)

Fuel revenues	122,761	158,650	(35,889)	(22.6	)(3)
Economy sales	76,536	43,654	32,882	75.3	(2)
Other	8,519	11,459	(2,940)	(25.7	)(4)(5)

Total operating revenues	$664,362	$690,085	$(25,723)	(3.7)

(1)	Primarily due to the expiration of wholesale power contracts with IID on April 30, 2002 and TNP on December 31, 2002, and reduced sales to the CFE.
(2)	Primarily due to increased available power as a result of the expiration of the wholesale contracts mentioned above and higher prices in the economy market.
(3)	Primarily due to the expiration of wholesale power contracts with IID and TNP, decreased energy expenses passed through to Texas and New Mexico customers, and reduced sales to the CFE.
(4)	Primarily due to decreased energy services revenues.
(5)	Represents revenues with no related kWh sales.

			Increase (Decrease)
Years Ended December 31:	2002	2001	Amount	Percent
kWh sales:
Retail:
Residential	1,870,931	1,789,199	81,732	4.6%
Commercial and industrial, small	2,076,758	2,069,517	7,241	0.3
Commercial and industrial, large	1,161,815	1,174,235	(12,420)	(1.1)
Sales to public authorities	1,212,180	1,185,521	26,659	2.2

Total retail sales	6,321,684	6,218,472	103,212	1.7

Wholesale:
Sales for resale	986,134	1,460,383	(474,249)	(32.5	)(1)
Economy sales	1,483,465	929,914	553,551	59.5	(2)

Total wholesale sales	2,469,599	2,390,297	79,302	3.3

Total kWh sales	8,791,283	8,608,769	182,514	2.1

Operating revenues:
Base revenues:
Retail:
Residential	$166,320	$159,263	$7,057	4.4%
Commercial and industrial, small	163,553	161,997	1,556	1.0
Commercial and industrial, large	43,419	43,644	(225)	(0.5)
Sales to public authorities	70,802	70,372	430	0.6

Total retail base revenues	444,094	435,276	8,818	2.0
Wholesale:
Sales for resale	32,228	52,879	(20,651)	(39.1	)(1)

Total base revenues	476,322	488,155	(11,833)	(2.4)
Fuel revenues	158,650	164,335	(5,685)	(3.5)
Economy sales	43,654	92,452	(48,798)	(52.8	)(3)
Other	11,459	24,763	(13,304)	(53.7	)(4)(5)

Total operating revenues	$690,085	$769,705	$(79,620)	(10.3)

(1)	Primarily due to the expiration of a wholesale power contract with IID on April 30, 2002 and decreased sales to CFE, partially offset by increased kWh sales to TNP.
(2)	Primarily due to increased available power as a result of decreased sales to IID and increased sales at Palo Verde due to transmission constraints.
(3)	Primarily due to a weaker power market in 2002 compared to the previous year.
(4)	Primarily due to decreased energy services revenues.
(5)	Represents revenues with no related kWh sales.

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

Depreciation and amortization expense (restated) decreased $2.4 million in 2003 compared to 2002 primarily due to decreased depreciation expense of $3.7 million resulting from the implementation of SFAS No. 143. Depreciation and amortization expense (restated) remained relatively unchanged in 2002 compared to 2001.

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

Income tax expense (restated), excluding the tax effect of a cumulative effect of accounting change, decreased $3.3 million in 2003 compared to 2002, and $18.3 million in 2002 compared to 2001 primarily due to changes in pretax income and certain permanent differences and adjustments.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of El Paso Electric Company and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

As discussed in Note D to the consolidated financial statements, the Company changed its method of accounting for asset retirement obligations in 2003.

As discussed in Note P to the accompanying consolidated financial statements, the balance sheets as of December 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive operations, changes in common stock equity, and cash flows for each of the years in the three-year period ended December 31, 2003 have been restated.

KPMG LLP

El Paso, Texas

March 10, 2004 except as to Note P,

which is as of November 8, 2004

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

ASSETS	December 31,
	2003	2002
(In thousands)	(Restated)
Utility plant:
Electric plant in service	$1,788,652	$1,757,540
Less accumulated depreciation and amortization	595,371	568,487

Net plant in service	1,193,281	1,189,053
Construction work in progress	69,175	117,595
Nuclear fuel; includes fuel in process of $6,878 and $9,639, respectively	70,198	74,070
Less accumulated amortization	33,888	34,474

Net nuclear fuel	36,310	39,596

Net utility plant	1,298,766	1,346,244

Current assets:
Cash and temporary investments	34,426	75,142
Accounts receivable, principally trade, net of allowance for doubtful accounts of $3,470 and $3,234, respectively	66,589	66,818
Accumulated deferred income taxes	36,248	28,149
Inventories, at cost	25,321	24,713
Undercollection of fuel revenues	12,399	6,401
Prepayments and other	27,190	11,961

Total current assets	202,173	213,184

Deferred charges and other assets:
Decommissioning trust funds	80,475	59,923
Undercollection of fuel revenues — noncurrent	—	12,404
Other	15,200	16,474

Total deferred charges and other assets	95,675	88,801

Total assets	$1,596,614	$1,648,229

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Continued)

CAPITALIZATION AND LIABILITIES	December 31,
	2003	2002
(In thousands except for share data)	(Restated)
Capitalization:
Common stock, stated value $1 per share, 100,000,000 shares authorized, 62,487,263 and 62,389,415 shares issued, and 146,489 and 203,046 restricted shares, respectively	$62,633	$62,592
Capital in excess of stated value	264,235	262,480
Unearned compensation — restricted stock awards	(878)	(1,442)
Retained earnings	350,939	290,982
Accumulated other comprehensive loss, net of tax	(9,613)	(14,421)

	667,316	600,191
Treasury stock, 15,070,266 and 12,982,995, shares respectively; at cost	(171,548)	(147,309)

Common stock equity	495,768	452,882
Long-term debt, net of current portion	588,536	588,650
Financing obligations, net of current portion	20,186	25,725

Total capitalization	1,104,490	1,067,257

Current liabilities:
Current maturities of long-term debt and financing obligations	22,106	60,961
Accounts payable, principally trade	19,197	24,899
FERC settlements payable	—	15,500
Taxes accrued other than federal income taxes	15,167	17,827
Interest accrued	14,706	15,965
Overcollection of fuel revenues	10,070	—
Other	20,781	20,556

Total current liabilities	102,027	155,708

Deferred credits and other liabilities:
Asset retirement obligation (see Note D)	55,149	145,871
Accumulated deferred income taxes	144,419	102,084
Accrued postretirement benefit liability	94,510	88,569
Accrued pension liability	53,000	51,086
Other	43,019	37,654

Total deferred credits and other liabilities	390,097	425,264

Commitments and contingencies

Total capitalization and liabilities	$1,596,614	$1,648,229

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except for share data)

	Years Ended December 31,
	2003 (Restated)	2002 (Restated)	2001 (Restated)
Operating revenues	$664,362	$690,085	$769,705

Energy expenses:
Fuel	165,367	132,413	185,449
Purchased and interchanged power	55,592	97,825	85,587

	220,959	230,238	271,036

Operating revenues net of energy expenses	443,403	459,847	498,669

Other operating expenses:
Other operations	167,497	152,917	152,376
Impairment loss on CIS project	17,576	—	—
FERC settlements	—	15,500	—
Maintenance	48,246	48,022	46,009
Depreciation and amortization	87,621	90,062	89,942
Taxes other than income taxes	42,728	43,219	43,220

	363,668	349,720	331,547

Operating income	79,735	110,127	167,122

Other income (deductions):
Investment and interest income (loss), net	1,840	(990)	2,453
Loss on extinguishments of debt	(1)	(3,410)	(3,634)
Miscellaneous other income	389	487	585
Miscellaneous income deductions	(1,885)	(2,682)	(2,161)

	343	(6,595)	(2,757)

Interest charges (credits):
Interest on long-term debt and financing obligations	51,400	55,160	62,902
Other interest	695	8,835	7,998
Interest capitalized	(5,572)	(5,641)	(4,723)

	46,523	58,354	66,177

Income before income taxes and cumulative effect of accounting change	33,555	45,178	98,188
Income tax expense	13,233	16,504	34,823

Income before cumulative effect of accounting change	20,322	28,674	63,365
Cumulative effect of accounting change, net of tax	39,635	—	—

Net income	$59,957	$28,674	$63,365

Basic earnings per share:
Income before cumulative effect of accounting change	$0.42	$0.58	$1.25
Cumulative effect of accounting change, net of tax	0.82	—	—

Net income	$1.24	$0.58	$1.25

Diluted earnings per share:
Income before cumulative effect of accounting change	$0.42	$0.57	$1.23
Cumulative effect of accounting change, net of tax	0.81	—	—

Net income	$1.23	$0.57	$1.23

Weighted average number of shares outstanding	48,424,212	49,862,417	50,821,140

Weighted average number of shares and dilutive potential shares outstanding	48,814,761	50,380,468	51,722,351

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(In thousands)

	Years Ended December 31,
	2003 (Restated)	2002 (Restated)	2001 (Restated)
Net income	$59,957	$28,674	$63,365
Other comprehensive income (loss):
Minimum pension liability adjustment	(4,234)	(21,148)	(824)
Net unrealized gains (losses) on marketable securities:
Net holding gains (losses) arising during period	8,764	(7,657)	(5,611)
Reclassification adjustments for net losses included in net income	722	4,245	3,089

Total other comprehensive income (loss) before income taxes	5,252	(24,560)	(3,346)

Income tax benefit (expense) related to items of other comprehensive income (loss):
Minimum pension liability adjustment	1,673	8,193	313
Net unrealized gains (losses) on marketable securities	(2,117)	1,194	883

Total income tax benefit (expense)	(444)	9,387	1,196

Other comprehensive income (loss), net of tax	4,808	(15,173)	(2,150)

Comprehensive income	$64,765	$13,501	$61,215

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY

(In thousands except for share data)

	Common Stock		Capital in Excess of Stated Value	Unearned Compensation - Restricted Stock Awards	Retained Earnings (Restated)	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock		Total Common Stock Equity (Restated)
	Shares	Amount					Shares	Amount
Balances at December 31, 2000 as previously reported	60,705,173	$60,705	$244,528	$(1,309)	$202,116	$2,902	9,230,786	$(96,908)	$412,034
Impact of restatement					(3,173)				(3,173)
Balances at December 31, 2000	60,705,173	60,705	244,528	(1,309)	198,943	2,902	9,230,786	(96,908)	408,861
Grants of restricted common stock	187,270	187	2,410	(2,597)					—
Stock options exercised or remeasured	1,396,045	1,396	7,309						8,705
Amortization of unearned compensation				1,835					1,835
Stock awards withheld for taxes	(34,995)	(35)	(416)						(451)
Forfeitures of restricted common stock	(3,196)	(3)	(27)	30					—
Deferred taxes on stock incentive plan			41						41
Adjustment to state income tax valuation allowance			4,046						4,046
Net income (restated)					63,365				63,365
Other comprehensive loss						(2,150)			(2,150)
Treasury stock acquired, at cost							2,760,851	(37,526)	(37,526)

Balances at December 31, 2001	62,250,297	62,250	257,891	(2,041)	262,308	752	11,991,637	(134,434)	446,726
Grants of restricted common stock	109,240	109	1,477	(1,586)					—
Stock options exercised or remeasured	280,000	280	1,966						2,246
Amortization of unearned compensation				1,865					1,865
Stock awards withheld for taxes	(23,727)	(24)	(312)						(336)
Forfeitures of restricted common stock	(23,349)	(23)	(297)	320					—
Deferred taxes on stock incentive plan			(553)						(553)
Adjustment to federal valuation allowance			2,308						2,308
Net income (restated)					28,674				28,674
Other comprehensive loss						(15,173)			(15,173)
Treasury stock acquired, at cost							991,358	(12,875)	(12,875)

Balances at December 31, 2002	62,592,461	62,592	262,480	(1,442)	290,982	(14,421)	12,982,995	(147,309)	452,882
Grants of restricted common stock	63,090	63	661	(724)					—
Amortization of unearned compensation				1,288					1,288
Stock awards withheld for taxes	(21,799)	(22)	(209)						(231)
Deferred taxes on stock incentive plan			1,008						1,008
Adjustment to federal valuation allowance			295						295
Net income (restated)					59,957				59,957
Other comprehensive income						4,808			4,808
Treasury stock acquired, at cost							2,087,271	(24,239)	(24,239)

Balances at December 31, 2003	62,633,752	$62,633	$264,235	$(878)	$350,939	$(9,613)	15,070,266	$(171,548)	$495,768

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2003 (Restated)	2002 (Restated)	2001 (Restated)
Cash Flows From Operating Activities:
Net income	$59,957	$28,674	$63,365
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of electric plant in service	87,621	90,062	89,942
Impairment loss on CIS project	17,576	—	—
Amortization of nuclear fuel	16,374	17,968	16,272
Cumulative effect of accounting change, net of tax	(39,635)	—	—
Deferred income taxes, net	10,063	2,328	31,469
Loss on extinguishments of debt	1	3,410	3,634
Other amortization and accretion	7,744	11,703	11,279
Other operating activities	1,432	2,918	2,261
Change in:
FERC settlements payable	(15,500)	15,500	—
Accounts receivable	(1,258)	8,207	11,622
Inventories	(366)	(357)	489
Net under/overcollection of fuel revenues	16,476	4,727	2,044
Prepayments and other	(17,687)	(2,220)	10,871
Accounts payable	(5,702)	273	(15,173)
Taxes accrued other than federal income taxes	(2,660)	1,674	(901)
Interest accrued	(1,259)	(895)	332
Other current liabilities	225	4,054	1,534
Deferred charges and credits	1,612	2,281	6,312

Net cash provided by operating activities	135,014	190,307	235,352

Cash Flows From Investing Activities:
Cash additions to utility property, plant and equipment	(77,080)	(65,065)	(70,739)
Cash additions to nuclear fuel	(13,848)	(16,036)	(17,031)
Interest capitalized:
Utility property, plant and equipment	(5,322)	(5,290)	(4,246)
Nuclear fuel	(250)	(351)	(477)
Decommissioning trust funds:
Purchases	(21,079)	(19,308)	(21,791)
Sales and maturities	9,384	14,190	16,772
Other investing activities	1,467	(469)	101

Net cash used for investing activities	(106,728)	(92,329)	(97,411)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	—	2,006	8,275
Purchases of treasury stock	(24,239)	(12,875)	(37,526)
Repurchases of and payments on first mortgage bonds	(39,360)	(36,344)	(91,555)
Pollution control bonds:
Proceeds	—	70,400	—
Payments	—	(70,400)	—
Nuclear fuel financing obligations:
Proceeds	15,169	18,235	19,468
Payments	(20,207)	(19,310)	(19,336)
Other financing activities	(365)	(2,542)	(617)

Net cash used for financing activities	(69,002)	(50,830)	(121,291)

Net increase (decrease) in cash and temporary investments	(40,716)	47,148	16,650
Cash and temporary investments at beginning of period	75,142	27,994	11,344

Cash and temporary investments at end of period	$34,426	$75,142	$27,994

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

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

Utility Plant. Depreciation is provided on a straight-line basis over the estimated remaining lives of the assets (ranging from 5 to 31 years), except for approximately $298 million of reorganization value allocated primarily to net transmission, distribution and general plant in service. This amount is being depreciated over the ten-year period of the Texas Rate Stipulation, which ends August 2005. For all

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

other utility plant, Texas and New Mexico depreciation lives are the same. The table below presents the balance of each major class of depreciable assets at December 31, 2003 (in thousands):

	Gross Plant		Accumulated Depreciation	Net Plant
Nuclear Production	$588,070		$(108,765)	$479,305
Steam and Other	250,126		(105,313)	144,813

Total Production	838,196		(214,078)	624,118
Transmission (Restated)	338,844		(177,904)	160,940
Distribution (Restated)	532,832		(177,032)	355,800
General	71,241		(24,033)	47,208
Intangible	5,369		(2,324)	3,045

Total (Restated)	$1,786,482	(a)	$(595,371)	$1,191,111

(a)	Does not include $2,170 of costs related to dry cask storage.

Amortization of intangible plant (software) is provided on a straight-line basis over the estimated useful life of the asset (ranging from 3 to 10 years). The amortization expense for intangible plant in 2003 was $0.8 million. The table below presents the estimated amortization expense for the next five years (in thousands):

2004	$836
2005	595
2006	477
2007	349
2008	294

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

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

Asset Retirement Obligation. Effective January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 sets forth accounting requirements for the recognition and measurement of liabilities associated with the retirement of tangible long-lived assets. An asset retirement obligation (“ARO”) associated with long-lived assets included within the scope of SFAS No. 143 is that for which a legal obligation exists under enacted laws, statutes, written or oral contracts, including obligations arising under the doctrine of promissory estoppel. Under the statement, these liabilities are recognized as incurred if a reasonable estimate of fair value can be established and are capitalized as part of the cost of the related tangible long-lived assets. In January 2003 the Company began recording the increase in the ARO due to the passage of time as an operating expense (accretion expense). See Note D.

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

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

Unbilled Revenues. Accounts receivable include accrued unbilled revenues of $16.5 million and $16.2 million at December 31, 2003 and 2002, respectively.

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

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

	Years Ended December 31,
	2003 (Restated)	2002 (Restated)	2001 (Restated)
Net income, as reported	$59,957	$28,674	$63,365
Deduct: Compensation expense, net of tax	916	1,326	1,384

Pro forma net income	$59,041	$27,348	$61,981

Basic earnings per share:
As reported	$1.24	$0.58	$1.25
Pro forma	1.22	0.55	1.22

Diluted earnings per share:
As reported	1.23	0.57	1.23
Pro forma	1.21	0.54	1.20

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

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

Restatement of Previously Issued Financial Statements. During the third quarter ended September 30, 2004, the Company determined that certain pre-reorganization AMT credit carryforward assets were overstated and corresponding reorganization-related transmission and distribution assets were understated. To correct this error certain financial and other information contained herein has been restated to reflect the adjustments. See Note P for a discussion of the adjustments.

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

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

Pursuant to the ANPP Participation Agreement, the Palo Verde Participants share costs and generating entitlements in the same proportion as their percentage interests in the generating units, and each participant is required to fund its share of fuel, other operations, maintenance and capital costs. The Company’s share of direct expenses in Palo Verde and other jointly-owned utility plants is presented in fuel, other operations expense, maintenance expense, other, net (miscellaneous income deductions, as amended) and taxes other than income taxes in the Company’s Consolidated Statements of Operations. The ANPP Participation Agreement provides that if a participant fails to meet its payment obligations, each non-defaulting participant shall pay its proportionate share of the payments owed by the defaulting participant. Because it is impracticable to predict defaulting participants, the Company cannot estimate the maximum potential amount of future payment, if any, which could be required under this provision.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

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

Spent Fuel Storage. The original spent fuel storage facilities at Palo Verde had sufficient capacity to store all fuel discharged from normal operation of all three Palo Verde units through 2003. Alternative on-site storage facilities and casks have been constructed to supplement the original facilities. In March 2003, APS began removing spent fuel from the original facilities as necessary, and placing it in special storage casks which are stored at the new facilities until it is accepted by the DOE for permanent disposal. The 2001 decommissioning study assumes that costs to store fuel on-site will become the responsibility of the DOE after 2037.

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

D. Accounting for Asset Retirement Obligations

Effective January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” The adoption of SFAS No. 143 primarily affected the accounting for the decommissioning of the Company’s Palo Verde and Four Corners Stations and changed the method used to report the decommissioning obligation. Upon emergence from bankruptcy in 1996, the Company was required under fresh-start reporting to adopt the concepts of an early exposure draft of the SFAS No. 143 project and accordingly, recognized the present value of its projected Palo Verde asset retirement costs as both a component of its capitalized cost of Palo Verde and as a decommissioning liability. Beginning in 1996 and through 2002, the Company recognized accretion of the Palo Verde ARO liability as a component of interest expense and depreciation of the Palo Verde asset retirement cost as depreciation expense in its consolidated financial statements. Upon adoption of SFAS No. 143, the net difference between the amounts determined under SFAS No. 143 and the Company’s previous method of accounting for such activities was recognized as a decrease in the ARO of $95.5 million, a decrease in net plant in service of $30.9 million, and a cumulative effect of accounting change of $39.6 million, net of related taxes of $25.0 million. The cumulative effect of accounting change is primarily due to two factors: (i) using a longer discount period (i.e. longer remaining life) as a result of assessing the probability of a license extension at Palo Verde and (ii) a change in the discount rate used. As the DOE assumes responsibility for the permanent disposal of spent fuel, spent fuel costs have not been included in the ARO calculation. The Company has six external trust funds with independent trustees which are legally restricted to settling its ARO at Palo Verde. The fair value of the fund at December 31, 2003 is $80.5 million.

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

Stock option awards provide for vesting periods of up to six years. Stock options outstanding and exercisable at December 31, 2003 are set forth in the following table:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number Outstanding	Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 5.56 - $8.125	985,000	3.1	$6.75	965,000	$6.72
8.9375 - 12.33	123,251	5.5	9.81	107,251	9.81
12.78 - 15.99	1,063,203	8.1	13.77	253,203	14.02

	2,171,454			1,325,454

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

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

Reconciliation of Basic and Diluted Earnings Per Share

The reconciliation of basic and diluted earnings per share before cumulative effect of accounting change is presented below:

	Year Ended December 31, 2003
	Income (Restated)	Shares	Per Share (Restated)
	(In thousands)
Basic earnings per share:
Income before cumulative effect of accounting change	$20,322	48,424,212	$0.42

Effect of dilutive securities:
Unvested restricted stock	—	51,809
Stock options	—	338,740

Diluted earnings per share:
Income before cumulative effect of accounting change	$20,322	48,814,761	$0.42

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

	Year Ended December 31, 2002
	Income (Restated)	Shares	Per Share (Restated)
	(In thousands)
Basic earnings per share:
Income before cumulative effect of accounting change	$28,674	49,862,417	$0.58

Effect of dilutive securities:
Unvested restricted stock	—	77,890
Stock options	—	440,161

Diluted earnings per share:
Income before cumulative effect of accounting change	$28,674	50,380,468	$0.57

	Year Ended December 31, 2001
	Income (Restated)	Shares	Per Share (Restated)
	(In thousands)
Basic earnings per share:
Income before cumulative effect of accounting change	$63,365	50,821,140	$1.25

Effect of dilutive securities:
Unvested restricted stock	—	66,426
Stock options	—	834,785

Diluted earnings per share:
Income before cumulative effect of accounting change	$63,365	51,722,351	$1.23

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

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

H. Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2003 and 2002 are presented below (in thousands):

	December 31,
	2003 (Restated)	2002 (Restated)
Deferred tax assets:
Benefits of federal tax loss carryforwards	$26,650	$26,398
Pensions and benefits	55,140	53,453
Asset retirement obligation	19,302	51,055
Alternative minimum tax credit carryforward	32,555	30,463
Investment tax credit carryforward	4,570	5,725
Reorganization expenses financed with bonds	—	2,606
Other	7,186	15,650

Total gross deferred tax assets	145,403	185,350
Less federal valuation allowance	2,284	3,069

Net deferred tax assets	143,119	182,281

Deferred tax liabilities:
Plant, principally due to depreciation and basis differences	(215,322)	(229,809)
Decommissioning	(24,077)	(14,111)
Other	(11,891)	(12,296)

Total gross deferred tax liabilities	(251,290)	(256,216)

Net accumulated deferred income taxes	$(108,171)	$(73,935)

The deferred tax asset valuation allowance decreased by approximately $0.8 million, $6.8 million and $17.7 million in 2003, 2002 and 2001, respectively. The 2003 valuation allowance decrease of $0.8 million consists of (i) a $0.3 million adjustment to capital in excess of stated value in accordance

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

with Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization Under Bankruptcy Code” to recognize a tax benefit for valuation allowance that was not used as a result of investment tax credits that were utilized in 2003 and (ii) a $0.5 million writedown related to expired investment tax credits of $0.8 million less deferred tax benefits of $0.3 million. The 2002 valuation allowance decrease of $6.8 million consists of (i) a $4.5 million writedown related to expired investment tax credits of $6.9 million less deferred tax benefits of $2.4 million and (ii) a $2.3 million adjustment to capital in excess of stated value in accordance with SOP 90-7 to recognize a tax benefit for a valuation allowance that was not used as a result of investment tax credits that were utilized in 2002. The 2001 valuation allowance decrease of $17.7 million consists of (i) a $2.8 million writedown related to expired investment tax credits of $4.3 million less deferred tax benefits of $1.5 million; (ii) an $8.7 million writedown related to the expiration of state net operating loss (“NOL”) carryforwards at the end of 2001 and (iii) a $6.2 million adjustment of state valuation allowance, which netted with associated federal tax benefits of $2.2 million resulted in a credit to capital in excess of stated value of $4.0 million to recognize a tax benefit for valuation allowance that was not used.

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

The Company recognized income taxes as follows (in thousands):

	Years Ended December 31,
	2003	2002	2001
	(Restated)	(Restated)	(Restated)
Income tax expense:
Federal:
Current	$1,873	$9,668	$3,354
Deferred	30,541	6,324	26,744

Total federal income tax	32,414	15,992	30,098

State:
Current	1,297	4,508	—
Deferred	4,553	(3,996)	4,725

Total state income tax	5,850	512	4,725

Total income tax expense	38,264	16,504	34,823
Tax expense classified as cumulative effect of accounting change	(25,031)	—	—

Total income tax expense before cumulative effect of accounting change	$13,233	$16,504	$34,823

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

The current federal income tax expense for 2003, 2002 and 2001 results primarily from the accrual of alternative minimum tax (“AMT”). Deferred federal income tax includes an offsetting AMT benefit of $2.1 million, $13.0 million and $3.1 million for 2003, 2002 and 2001, respectively. The current state income tax expense for 2003 and 2002 results from the expiration of state NOL carryforwards at the end of 2001.

Income tax provisions differ from amounts computed by applying the federal statutory rate of 35% to book income before federal income tax as follows (in thousands):

	Years Ended December 31,
	2003	2002	2001
	(Restated)	(Restated)	(Restated)
Federal income tax expense computed on income at statutory rate	$34,377	$15,812	$34,366
Difference due to:
Reduction in estimated contingent tax liability	—	—	(2,596)
State taxes, net of federal benefit	3,802	333	3,071
Other	85	359	(18)

Total income tax expense	38,264	16,504	34,823
Tax expense classified as cumulative effect of accounting change	(25,031)	—	—

Total income tax expense before cumulative effect of accounting change	$13,233	$16,504	$34,823

Effective income tax rate	39.0%	36.5%	35.5%

As of December 31, 2003 (restated), the Company had $76.1 million of federal tax NOL carryforwards, $4.6 million of investment tax credit (“ITC”) including $0.1 million of wind energy credits and $32.5 million of AMT credit carryforwards. If unused, the NOL carryforwards would expire at the end of 2011, the ITC carryforwards would expire in 2005, and the wind energy tax credits would expire in 2016 through 2018. The AMT credit carryforwards have an unlimited life. The Company recorded a writedown of its expired state NOL carryforwards at the end of 2001. These tax attributes are subject to change should the tentative IRS settlement for tax years 1996 through 1998 be approved by the IRS. In 2001, the Company recorded a $2.6 million adjustment to reduce its estimated contingent tax liabilities based upon discussions and agreed issues with taxing authorities. This $2.6 million adjustment was included as a component of deferred income tax expense. See Note I for further discussion of the IRS examination.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

The following are expenditures (the majority of which are non-remediation) incurred by the Company in 2003, 2002 and 2001 for complying with federal environmental statutes (in thousands):

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

Based on a probability analysis performed by the Company, an additional $0.5 million in potential warranty claims were identified and expensed during 2003. As of December 31, 2003, a reserve for those warranty claims in the amount of $1.5 million remains. While no other probable warranty liabilities have been identified at this time, if it is determined at a future date that MiraSol has further obligations to this customer or any other customer, and contributions from MiraSol, its subcontractors or any other third party are insufficient to honor the warranty obligations, the Company intends to honor any such warranty obligations after making appropriate regulatory filings, if any.

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

The Company’s total annual rental expense related to operating leases was $1.9 million for 2003, 2002, and 2001, respectively. As of December 31, 2003, the Company’s minimum future rental payments for the next five years are as follows (in thousands):

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

In 2003, the Company adopted SFAS No. 132 (revised 2003), “Employers’ Disclosure about Pensions and Other Postretirement Benefits,” (“SFAS No. 132 revised”) which expands the original disclosure requirements of SFAS No. 132.

The amounts recognized in the Company’s balance sheets and the funded status of the plans at December 31, 2003 and 2002 are presented below (in thousands):

	Years Ended December 31,
	2003		2002
	Retirement Income Plan	Non- Qualified Retirement Income Plan	Retirement Income Plan	Non- Qualified Retirement Income Plan
Change in benefit obligation:
Benefit obligation at beginning of year	$(130,754)	$(19,185)	$(114,166)	$(18,434)
Service cost	(3,812)	—	(3,359)	—
Interest cost	(8,403)	(1,207)	(7,867)	(1,257)
Actuarial loss (1)	(11,513)	(1,074)	(9,168)	(1,146)
Benefits paid	4,304	1,650	4,045	1,652
Plan amendments (2)	—	—	(239)	—

Benefit obligation at end of year	(150,178)	(19,816)	(130,754)	(19,185)

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	72,466	—	81,559	—
Actual gain/(loss) on plan assets	11,106	—	(9,112)	—
Employer contribution	8,290	1,650	4,064	1,652
Benefits paid	(4,304)	(1,650)	(4,045)	(1,652)

Fair value of plan assets at end of year	87,558	—	72,466	—

Funded status	(62,620)	(19,816)	(58,288)	(19,185)
Unrecognized net loss	52,613	3,029	46,389	1,970
Intangible asset	196	—	218	—
Balance of additional liability (3)	(23,373)	(3,029)	(20,220)	(1,970)

Accrued benefit liability	$(33,184)	$(19,816)	$(31,901)	$(19,185)

(1)	Represents a decrease in the discount rate.
(2)	Represents changes in accordance with the Economic Growth and Tax Relief Reconciliation Act of 2001.
(3)	As necessary, an additional liability is included in the accrued benefit liability if the accumulated benefit obligation exceeds the fair value of plan assets. The accumulated benefit obligation is an alternative measure of the retirement plans obligations. It is calculated similar to the above benefit obligation, except that current or past compensation levels, instead of future compensation levels, are used to determine retirement plans benefits. The additional liability is calculated at the end of each fiscal year and any change in it is recorded as a component of other comprehensive income (loss). Other comprehensive income (loss) includes ($4,234) and ($21,148) for 2003 and 2002, respectively.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

Weighted average actuarial assumptions used in determining the actuarial present value of the benefit obligations are as follows:

	2003		2002
	Retirement Income Plan	Non- Qualified Retirement Income Plan	Retirement Income Plan	Non - Qualified Retirement Income Plan
Discount rate	6.00%	6.00%	6.50%	6.50%
Rate of compensation increase	5.00%	N/A	5.00%	N/A

Amounts recognized in the Company’s balance sheet consist of the following (in thousands):

	2003		2002
	Retirement Income Plan	Non- Qualified Retirement Income Plan	Retirement Income Plan	Non - Qualified Retirement Income Plan
Prepaid benefit cost	$—	$—	$—	$—
Accrued benefit cost	(9,811)	(16,787)	(11,681)	(17,215)
Balance of additional liability	(23,373)	(3,029)	(20,220)	(1,970)
Intangible assets	196	—	218	—
Accumulated other comprehensive income	23,177	3,029	20,002	1,970

Net amount recognized	$(9,811)	$(16,787)	$(11,681)	$(17,215)

The accumulated benefit obligation for the retirement plans was $140.6 million and $123.6 million at December 31, 2003 and 2002, respectively.

The accumulated benefit obligation in excess of plan assets are as follows (in thousands):

	2003		2002
	Retirement Income Plan	Non- Qualified Retirement Income Plan	Retirement Income Plan	Non- Qualified Retirement Income Plan
Projected benefit obligation	$(150,178)	$(19,816)	$(130,754)	$(19,185)
Accumulated benefit obligation	(120,742)	(19,816)	(104,367)	(19,185)
Fair value of plan assets	87,558	—	72,466	—

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

Net periodic benefit cost is made up of the components listed below as determined using the projected unit credit actuarial cost method (in thousands):

	Years Ended December 31,
	2003	2002	2001
Components of net periodic benefit cost:
Service cost	$3,812	$3,359	$3,085
Interest cost	9,610	9,124	8,641
Expected return on plan assets	(7,536)	(7,761)	(7,673)
Amortization of:
Unrecognized loss	1,736	—	—
Unrecognized prior service cost	21	21	—

Net periodic benefit cost	$7,643	$4,743	$4,053

Weighted average actuarial assumptions used in determining the net periodic benefit costs are as follows:

	2003	2002	2001
Discount rate	6.50%	7.00%	7.25%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	5.00%	5.00%	5.00%

The Company reassesses various actuarial assumptions at least on an annual basis. The discount rate is changed at each measurement date based on prevailing market interest rates inherent in high-quality (AA and better) corporate bonds that would provide the future cash flow needed to pay the benefits included in the benefit obligation as they become due, as well as on publicly available bond indices. At December 31, 2003 the Company changed its discount rate from 6.5% to 6.0% for the Retirement Income Plan. For determining 2004 benefit cost, the 6% discount rate is not expected to change. A 0.5% decrease in the discount rate would increase the 2003 Retirement Income Plan benefit cost by 16%. A 0.5% increase in the discount rate would decrease the 2003 Retirement Income Plan benefit cost by 14%.

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

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

The amounts recognized in the Company’s balance sheets and the funded status of the plan at December 31, 2003 and 2002 are presented below (in thousands):

	December 31,
	2003	2002
Change in benefit obligation:

Benefit obligation at beginning of year	$(96,561)	$(88,506)
Service cost	(3,915)	(3,118)
Interest cost	(6,468)	(5,692)
Actuarial loss (1)	(13,525)	(1,093)
Retirees’ contributions	(310)	(297)
Benefits paid	2,597	2,145

Benefit obligation at end of year	(118,182)	(96,561)

Change in fair value of plan assets:

Fair value of plan assets at beginning of year	16,716	16,233
Actual gain (loss) on plan assets	3,055	(1,091)
Employer contribution	3,422	3,422
Retirees’ contributions	310	297
Benefits paid	(2,597)	(2,145)

Fair value of plan assets at end of year	20,906	16,716

Funded status	(97,276)	(79,845)
Unrecognized net (gain) loss	2,766	(8,724)

Accrued benefit liability	$(94,510)	$(88,569)

(1)	Represents a decrease in the discount rate.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

Weighted average assumptions used in determining the actuarial present value of the benefit obligations are as follows:

	2003	2002
Discount rate	6.00%	6.50%
Rate of compensation increase	5.00%	5.00%

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

The Company reassesses various actuarial assumptions at least on an annual basis. The discount rate is changed at each measurement date based on prevailing market interest rates inherent in high-quality (AA and better) corporate bonds that would provide the future cash flow needed to pay the benefits included in the benefit obligation as they become due, as well as on publicly available bond indices. At December 31, 2003 the Company changed its discount rate from 6.5% to 6.0% for the other postretirement benefits plan. For determining 2004 benefit cost, the 6% discount rate is not expected to change. A 0.5% decrease in the discount rate would increase the 2003 other postretirement benefits plan benefit cost by 5%. A 0.5% increase in the discount rate would decrease the 2003 other postretirement benefits plan benefit cost by 8%.

For measurement purposes, a 9.6% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2004; the rate was assumed to decrease gradually to 6% for 2006 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

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

401(k) Defined Contribution Plans

The Company sponsors 401(k) defined contribution plans covering substantially all employees. Historically, the Company has provided a 50 percent matching contribution up to 6 percent of the employee’s base salary subject to certain other limits. Total matching contributions made to the savings plans for the years 2003, 2002, and 2001 were $1.3 million, $1.4 million, and $1.4 million, respectively.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

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

The fair value of the Company’s marketable securities at December 31, 2003 was $80.5 million. Gross unrealized losses on marketable securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003, were as follows:

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

O. Selected Quarterly Financial Data (Unaudited)

Previously Reported:

	2003 Quarters				2002 Quarters
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	(In thousands except for share data)
Operating revenues (1)	$156,953	$197,425	$162,498	$147,486	$153,798	$206,068	$181,022	$149,197
Operating income (loss)	16,786	28,600	19,295	15,534	(95)	48,187	35,448	27,067
Income (loss) before cumulative effect of accounting change	2,259	11,246	4,995	2,116	(8,705)	19,503	12,318	5,851
Cumulative effect of accounting change, net of tax	—	—	—	39,635	—	—	—	—
Net income (loss)	2,259	11,246	4,995	41,751	(8,705)	19,503	12,318	5,851
Basic earnings per share:
Income (loss) before cumulative effect of accounting change	0.05	0.23	0.10	0.04	(0.18)	0.39	0.25	0.12
Cumulative effect of accounting change, net of tax	—	—	—	0.81	—	—	—	—
Net income (loss)	0.05	0.23	0.10	0.85	(0.18)	0.39	0.25	0.12
Diluted earnings per share:
Income (loss) before cumulative effect of accounting change	0.05	0.23	0.10	0.04	(0.18)	0.39	0.24	0.12
Cumulative effect of accounting change, net of tax	—	—	—	0.80	—	—	—	—
Net income (loss)	0.05	0.23	0.10	0.84	(0.18)	0.39	0.24	0.12

As Restated (2):

	2003 Quarters				2002 Quarters
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	(In thousands except for share data)
Operating revenues (1)	$156,953	$197,425	$162,498	$147,486	$153,798	$206,068	$181,022	$149,197
Operating income (loss)	16,666	28,480	19,175	15,414	(215)	48,067	35,328	26,947
Income (loss) before cumulative effect of accounting change	2,185	11,172	4,922	2,043	(8,778)	19,430	12,244	5,778
Cumulative effect of accounting change, net of tax	—	—	—	39,635	—	—	—	—
Net income (loss)	2,185	11,172	4,922	41,678	(8,778)	19,430	12,244	5,778
Basic earnings per share:
Income (loss) before cumulative effect of accounting change	0.05	0.23	0.10	0.04	(0.18)	0.39	0.24	0.12
Cumulative effect of accounting change, net of tax	—	—	—	0.81	—	—	—	—
Net income (loss)	0.05	0.23	0.10	0.85	(0.18)	0.39	0.24	0.12
Diluted earnings per share:
Income (loss) before cumulative effect of accounting change	0.05	0.23	0.10	0.04	(0.18)	0.39	0.24	0.11
Cumulative effect of accounting change, net of tax	—	—	—	0.80	—	—	—	—
Net income (loss)	0.05	0.23	0.10	0.84	(0.18)	0.39	0.24	0.11

(1)	Operating revenues are seasonal in nature, with the peak sales periods generally occurring during the summer months. Comparisons among quarters of a year may not represent overall trends and changes in operations.
(2)	Restated to reflect the correction of an overstatement of pre-reorganization AMT credit carryforward assets and a corresponding understatement of reorganization-related transmission and distribution assets. See Note P. The adjustments resulted in a recurring annual reduction in net income of $0.3 million.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

P. Restatement of Previously Issued Financial Statements

During the quarter ended September 30, 2004, the Company determined that AMT credit carryforward assets pertaining to the pre-reorganization time period were overstated by $4.5 million and reorganization-related transmission and distribution assets were understated by $4.5 million. To correct this error, the Company has restated its consolidated balance sheets as of December 31, 2002 and 2003, the consolidated statements of operations for the years ended December 31, 2001, 2002 and 2003, the consolidated statements of comprehensive operations for the years ended December 31, 2001, 2002 and 2003, the consolidated statements of changes in common stock equity for the years ended December 31, 2001, 2002 and 2003, and the consolidated statements of cash flows for the years ended December 31, 2001, 2002 and 2003. The Company has also restated the notes to consolidated financial statements as necessary to reflect the adjustments. The adjustments to the consolidated balance sheet as of December 31, 2001, include the elimination of $4.5 million of AMT credit carryforward assets, the related increase of $4.5 million in reorganization-related transmission and distribution assets, an increase of $2.8 million in accumulated depreciation, an increase of $0.7 million in deferred tax liabilities, and a decrease of $3.5 million in retained earnings. The statements of operations and comprehensive operations were adjusted by an annual increase of $0.5 million in depreciation expense. Net income and comprehensive income were reduced by $0.3 million for the years ended December 31, 2001, 2002 and 2003 as a result of the aforementioned adjustments.

The effects of the revisions on the consolidated balance sheets as of December 31, 2003 and 2002 are summarized in the following table (in thousands):

	Previously Reported December 31,		As Restated December 31,
	2003	2002	2003	2002
Utility plant:
Electric plant in service	$1,784,134	$1,753,022	$1,788,652	$1,757,540
Less accumulated depreciation and amortization	591,613	565,209	595,371	568,487

Net plant in service	1,192,521	1,187,813	1,193,281	1,189,053
Net utility plant	1,298,006	1,345,004	1,298,766	1,346,244
Total assets	$1,595,854	$1,646,989	$1,596,614	$1,648,229

Capitalization:
Retained earnings	$354,993	$294,742	$350,939	$290,982
Common stock equity	499,822	456,642	495,768	452,882
Total capitalization	1,108,544	1,071,017	1,104,490	1,067,257
Deferred credits and other liabilities:
Accumulated deferred income taxes	139,605	97,084	144,419	102,084
Total deferred credits and other liabilities	385,283	420,264	390,097	425,264
Total capitalization and liabilities	$1,595,854	$1,646,989	$1,596,614	$1,648,229

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

The effects of the revisions on the consolidated statements of changes in common stock equity are a decrease in retained earnings of $3.2 million as of December 31, 2000, an annual decrease in net income of $0.3 million for the years ended December 31, 2001, 2002 and 2003, and a corresponding decrease in common stock equity of $0.3 million from retained earnings for each year.

The effects of the revisions of the consolidated statements of operations for the years ended December 31, 2003, 2002 and 2001 are summarized in the following table (in thousands):

	Years Ended December 31,
	2003		2002		2001
	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated
Other operating expenses:
Depreciation and amortization	$87,141	$87,621	$89,582	$90,062	$89,462	$89,942
Total other operating expense	363,188	363,668	349,240	349,720	331,067	331,547
Operating income	80,215	79,735	110,607	110,127	167,602	167,122

Income before income taxes and cumulative effect of accounting change	34,035	33,555	45,658	45,178	98,668	98,188
Income tax expense	13,419	13,233	16,691	16,504	35,009	34,823
Income before cumulative effect of accounting change	20,616	20,322	28,967	28,674	63,659	63,365
Net income	$60,251	$59,957	$28,967	$28,674	$63,659	$63,365

There was no impact on basic or diluted earnings per share due to the restatement.

The effects of the revisions of the consolidated statements of comprehensive operations for the years ended December 31, 2003, 2002 and 2001 are summarized in the following table (in thousands):

	Years Ended December 31,
	2003		2002		2001
	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated
Net income	$60,251	$59,957	$28,967	$28,674	$63,659	$63,365
Comprehensive income	65,059	64,765	13,794	13,501	61,509	61,215

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

The effects of the revisions on the consolidated statements of cash flows for the years ended December 31, 2003, 2002 and 2001 are summarized in the following table (in thousands):

	Years Ended December 31,
	2003		2002		2001
	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated
Net Income	$60,251	$59,957	$28,967	$28,674	$63,659	$63,365
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of electric plant in service	87,141	87,621	89,582	90,062	89,462	89,942
Deferred income taxes	10,249	10,063	2,515	2,328	31,655	31,469
Other operating activities and cash flow items	(22,627)	(22,627)	69,243	69,243	50,576	50,576

Net cash flow provided by operating activities	$135,014	$135,014	$190,307	$190,307	$235,352	$235,352

There was no net impact on net cash provided by operating activities, net cash used for investing activities, and net cash used for financing activities on the consolidated statements of cash flows for the years ended December 31, 2003, 2002 and 2001 due to the restatement.

The following Notes to Consolidated Financial Statements have been restated to reflect the correction of the AMT credit carryforward asset overstatement and the reorganization-related transmission and distribution asset understatement: (i) the Stock Options and Restricted Stock disclosure in Note A; (ii) the Reconciliation of Basic and Diluted Earnings Per Share disclosure in Note E; (iii) the Income Taxes disclosure in Note H; and (iv) the Selected Quarterly Financial Data in Note O.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures. During the period covered by this report, the Company chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2003, (the “Evaluation Date”), concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures (as required by paragraph (b) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15) were adequate and designed to ensure that material information relating to the Company and the Company’s consolidated subsidiary would be made known to them by others within those entities. Subsequent to the Evaluation Date, it was determined that there was a material weakness in the Company’s internal controls over financial reporting, as more fully described below. This weakness pertained to the discovery of a mathematical error made in the 1996 financial statements that carried through to the current period. Upon discovery, this error was immediately reported by the Company’s financial staff to its senior management, its audit committee and its independent accountants, and the Company’s financial statements were thereafter promptly restated. Subsequent to these actions, the Company’s CEO and CFO, following consultation with the Audit Committee and outside corporate counsel, have concluded that the Company’s disclosure controls and procedures were not effective as the Company’s failure over several years to discover and correct an error in the AMT credit carryforward asset account constituted a material weakness in internal controls over financial reporting.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting in connection with the evaluation required by paragraph (d) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15, that occurred during the quarter ended December 31, 2003, that materially affected, or that were reasonably likely to materially affect, the Company’s internal control over financial reporting.

In the third quarter of 2004, the Company discovered an error in its consolidated balance sheets. The error, which was caused by a mathematical miscalculation in a tax return schedule that was reflected in the Company’s 1996 financial statements, resulted in a $4.5 million overstatement of AMT credit carryforward assets and a $4.5 million understatement of transmission and distribution assets. Because the Company had no procedure for the periodic reconciliation of this account, the error has remained in the company’s financial statements until it was found in connection with its recent IRS settlement. Management promptly brought these matters to the attention of its Audit Committee and independent accountants and determined that it would restate its consolidated balance sheets as of December 31, 2002 and 2003 and March 31 and June 30, 2004, and its consolidated statements of operations, statements of comprehensive operations, changes in common stock equity and cash flows for each annual, quarterly and twelve month period ending on the above dates. Management and the Company’s independent accountants have determined that the deficiency in reconciliation procedures constituted a material weakness in the Company’s internal controls over financial reporting. The Company’s management has implemented new procedures for reconciling and analyzing AMT credit carryforward assets on a timely basis and believes that the controls now in place are adequate to assure that similar errors will not recur.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents filed as a part of this report:

Page
1.	Financial Statements:

	See Index to Financial Statements	15

2.	Financial Statement Schedules:

All schedules are omitted as the required information is not applicable or is included in the financial statements or related notes thereto.

3.	Exhibits

Certain of the following documents are filed herewith. Certain other of the following exhibits have heretofore been filed with the Securities and Exchange Commission, and, pursuant to Rule 12b-32 and Regulation 201.24, are incorporated herein by reference.

INDEX TO EXHIBITS

Exhibit Number		Title
Exhibit 3 – Articles of Incorporation and Bylaws:

3.01	–	Restated Articles of Incorporation of the Company, dated February 7, 1996 and effective February 12, 1996. (Exhibit 3.01 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

3.01-01	–	Statement of Resolution Establishing Series of Preferred Stock, dated February 7, 1996 and effective February 12, 1996, amending Exhibit 3.01. (Exhibit 3.01-01 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

3.02	–	Bylaws of the Company, dated February 6, 1996. (Exhibit 3.02 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

Exhibit 4 – Instruments Defining the Rights of Security Holders, including Indentures:

4.01	–	General Mortgage Indenture and Deed of Trust, dated as of February 1, 1996, and First Supplemental Indenture, dated as of February 1, 1996, including form of Series A through H First Mortgage Bonds. (Exhibit 4.01 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

4.01-01	–	Second Supplemental Indenture, dated as of August 19, 1997, to Exhibit 4.01. (Exhibit 4.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997)

4.02	–	Reserved

4.03	–	Indenture of Trust, dated as of July 1, 1994, between Maricopa County, Arizona Pollution Control Corporation and Texas Commerce Bank National Association, as Trustee, related to $63,500,000 principal amount of Maricopa County, Arizona Pollution Control Corporation Adjustable Tender Pollution Control Revenue Bonds, 1994 Series A (El Paso Electric Company Palo Verde Project). (Exhibit 4.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994)

4.03-01	–	Supplemental Indenture of Trust No. 1, dated as of December 12, 1995, related to Exhibit 4.03, including form of bond. (Exhibit 4.03-01 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

4.04	–	Loan Agreement, dated as of July 1, 1994, between Maricopa County, Arizona Pollution Control Corporation and the Company, related to the Pollution Control Bonds referred to in Exhibit 4.03. (Exhibit 4.02 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994)

4.04-01	–	Supplemental Loan Agreement No. 1, dated as of February 12, 1996, related to Exhibit 4.04. (Exhibit 4.04-01 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

4.05	–	Remarketing Agreement, dated as of July 1, 1994, between the Company and Smith Barney Inc., related to the Pollution Control Bonds referred to in Exhibit 4.03. (Exhibit 4.04 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994)

4.05-01	–	Amendment Agreement, dated August 16, 2000, to Exhibits 4.05, 4.11 and 4.21. (Exhibit 4.05-01 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

4.06	–	Tender Agreement, dated as of July 1, 1994, between the Company and Smith Barney Inc., related to the Pollution Control Bonds referred to in Exhibit 4.03. (Exhibit 4.05 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994)

4.07	–	Ordinance No. 94-1018 adopted by the City Council of the City of Farmington, New Mexico, on October 18, 1994, authorizing and providing for the issuance by the City of Farmington, New Mexico, of $33,300,000 principal amount of its Adjustable Tender Pollution Control Revenue Refunding Bonds, 1994 Series A (El Paso Electric Company Four Corners Project). (Exhibit 4.07 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994)

4.07-01	–	Ordinance No. 96-1035 adopted by the City Council of the City of Farmington, New Mexico, on January 23, 1996 as Supplemental Ordinance No. 1, related to Exhibit 4.07. (Exhibit 4.07-01 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

4.08	–	Resolution No. 94-798 adopted by the City Council of the City of Farmington, New Mexico, on October 18, 1994, relating to the issuance of the Pollution Control Bonds referred to in Exhibit 4.07. (Exhibit 4.08 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994)

4.09	–	Amended and Restated Installment Sale Agreement, dated as of November 1, 1994, between the Company and the City of Farmington, New Mexico, relating to the Pollution Control Bonds referred to in Exhibit 4.07. (Exhibit 4.09 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994)

4.10	–	Representation and Indemnity Agreement, dated as of October 31, 1994, between the Company, the City of Farmington, New Mexico, and Smith Barney Inc., relating to the Pollution Control Bonds referred to in Exhibit 4.07. (Exhibit 4.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994)

4.11	–	Remarketing Agreement, dated as of November 1, 1994, between the Company and Smith Barney Inc., relating to the Pollution Control Bonds referred to in Exhibit 4.07. (Exhibit 4.11 to the Company’s Quarterly Report on Form 10-Q for the

quarter ended September 30, 1994)

4.12	–	Tender Agreement, dated as of November 1, 1994, between the Company and Smith Barney Inc., relating to the Pollution Control Bonds referred to in Exhibit 4.07. (Exhibit 4.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994)

4.13	–	Reserved

4.14	–	Loan Agreement, dated as of December 1, 1984, between Maricopa County, Arizona Pollution Control Corporation and the Company, relating to $37,100,000 principal amount of Maricopa County, Arizona Pollution Control Corporation Pollution Control Refunding Revenue Bonds, 1984 Series E (El Paso Electric Company Palo Verde Project). (Exhibit 4.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1984)

4.14-01	–	Supplemental Loan Agreement, dated as of June 1, 1986, to Exhibit 4.14. (Exhibit 4.29-01 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1986)

4.14-02	–	Supplemental Loan Agreement No. 3, dated as of February 12, 1996, to Exhibit 4.14. (Exhibit 4.14-02 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

4.15	–	Trust Indenture, dated as of December 1, 1984, by and between Maricopa County, Arizona Pollution Control Corporation and MBank El Paso, National Association, as Trustee, securing the Pollution Control Refunding Revenue Bonds referred to in Exhibit 4.14. (Exhibit 4.27-01 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1984)

4.15-01	–	Supplemental Trust Indenture No. 2, dated as of June 1, 1986, to Exhibit 4.15. (Exhibit 4.29-03 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1986)

4.15-02	–	Supplemental Trust Indenture No. 3, dated as of May 6, 1994, to Exhibit 4.15. (Exhibit 4.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994)

4.15-03	–	Supplemental Trust Indenture No. 4, dated as of November 30, 1995, to Exhibit 4.15, including form of bond. (Exhibit 4.15-03 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

4.16	–	Indexing Agent’s Agreement among Maricopa County, Arizona Pollution Control Corporation, the Company and Smith Barney, Harris Upham & Co., Incorporated, relating to the Pollution Control Refunding Revenue Bonds referred to in Exhibit 4.14. (Exhibit 4.27-03 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1984)

4.17	–	Remarketing Agent Agreement, dated as of May 6, 1994, between Smith Barney Shearson Inc., and the Company, relating to the Pollution Control Refunding

Revenue Bonds referred to in Exhibit 4.14. (Exhibit 4.02 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994)

4.17-01	–	Amendment Agreement, dated August 16, 2000, to Exhibit 4.17. (Exhibit 4.17-01 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

4.18	–	Loan Agreement, dated as of February 12, 1996, between Maricopa County, Arizona Pollution Control Corporation and the Company, relating to $59,235,000 principal amount of Maricopa County, Arizona Pollution Control Corporation Pollution Control Refunding Revenue Bonds, 1985 Series A (El Paso Electric Company Palo Verde Project). (Exhibit 4.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

4.19	–	Indenture of Trust, dated as of February 12, 1996, by and between Maricopa County, Arizona Pollution Control Corporation and Texas Commerce Bank National Association, as Trustee, relating to the Pollution Control Refunding Revenue Bonds referred to in Exhibit 4.18. (Exhibit 4.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

4.20	–	Tender Agent Agreement, dated as of February 12, 1996, between the Company and Smith Barney Inc., relating to the Pollution Control Refunding Revenue Bonds referred to in Exhibit 4.18. (Exhibit 4.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

4.21	–	Remarketing Agent Agreement, dated as of February 12, 1996, between the Company and Smith Barney Inc., relating to the Pollution Control Refunding Revenue Bonds referred to in Exhibit 4.18. (Exhibit 4.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

4.22	–	Ordinance No. 2002-1134 adopted by the City Council of Farmington, New Mexico on July 9, 2002 authorizing and providing for the issuance by the City of Farmington, New Mexico of $33,300,000 principal amount of its Pollution Control Revenue Refunding Bonds, 2002 Series A (El Paso Electric Company Four Corners Project). (Exhibit 4.22 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

4.23	–	Tender Agreement dated August 1, 2002, between the Company and Salomon Smith Barney Inc. relating to the Pollution Control Bonds referred to in Exhibit 4.22. (Exhibit 4.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

4.24	–	Remarketing Agreement dated August 1, 2002, between the Company and Salomon Smith Barney Inc., relating to the Pollution Control Bonds referred to in Exhibit 4.22. (Exhibit 4.24 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

4.25	–	Amended and Restated Installment Sale Agreement dated August 1, 2002, between the Company and the City of Farmington, New Mexico, relating to the Pollution Control Bonds referred to in Exhibit 4.22. (Exhibit 4.25 to the Company’s Quarterly

Report on Form 10-Q for the quarter ended September 30, 2002)

4.26	–	Indenture of Trust dated August 1, 2002, between Maricopa County, Arizona Pollution Control Corporation and JPMorgan Chase Bank, as trustee, relating to $37,100,000 principal amount of Maricopa County, Arizona Pollution Control Refunding Revenue Bonds, 2002 Series A (El Paso Electric Company Palo Verde Project). (Exhibit 4.26 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

4.27	–	Loan Agreement dated August 1, 2002, between Maricopa County, Arizona Pollution Control Corporation and the Company, relating to the Pollution Control Bonds referred to in Exhibit 4.26. (Exhibit 4.27 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

4.28	–	Remarketing Agreement dated August 1, 2002, between the Company and Salomon Smith Barney Inc., relating to the Pollution Control Bonds referred to in Exhibit 4.26. (Exhibit 4.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

4.29	–	Tender Agreement dated August 1, 2002, between the Company and Salomon Smith Barney Inc., relating to the Pollution Control Bonds referred to in Exhibit 4.26. (Exhibit 4.29 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

Exhibit 10 – Material Contracts:

10.01	–	Co-Tenancy Agreement, dated July 19, 1966, and Amendments No. 1 through 5 thereto, between the Participants of the Four Corners Project, defining the respective ownerships, rights and obligations of the Parties. (Exhibit 10.01 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

10.01-01	–	Amendment No. 6, dated February 3, 2000, to Exhibit 10.01. (Exhibit 10.01-01 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.02	–	Supplemental and Additional Indenture of Lease, dated May 27, 1966, including amendments and supplements to original Lease Four Corners Units 1, 2 and 3, between the Navajo Tribe of Indians and Arizona Public Service Company, and including new Lease Four Corners Units 4 and 5, between the Navajo Tribe of Indians and Arizona Public Service Company, the Company, Public Service Company of New Mexico, Salt River Project Agricultural Improvement and Power District, Southern California Edison Company and Tucson Gas & Electric Company. (Exhibit 4-e to Registration Statement No. 2-28692 on Form S-9)

10.02-01	–	Amendment and Supplement No. 1, dated March 21, 1985, to Exhibit 10.02. (Exhibit 19.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1985)

10.03	–	El Paso Electric Company 1996 Long-Term Incentive Plan. (Exhibit 4.1 to Registration Statement No. 333-17971 on Form S-8)

10.04	–	Four Corners Project Operating Agreement, dated May 15, 1969, between Arizona Public Service Company, the Company, Public Service Company of New Mexico, Salt River Project Agricultural Improvement and Power District, Southern California Edison Company and Tucson Gas & Electric Company, and Amendments 1 through 10 thereto. (Exhibit 10.04 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

10.04-01	–	Amendment No. 11, dated May 23, 1997, to Exhibit 10.04. (Exhibit 10.04-01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997)

10.04-02	–	Amendment No. 12, dated February 3, 2000, to Exhibit 10.04. (Exhibit 10.04-02 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.05	–	Arizona Nuclear Power Project Participation Agreement, dated August 23, 1973, between Arizona Public Service Company, Public Service Company of New Mexico, Salt River Project Agricultural Improvement and Power District, Tucson Gas & Electric Company and the Company, describing the respective participation ownerships of the various utilities having undivided interests in the Arizona Nuclear Power Project and in general terms defining the respective ownerships, rights, obligations, major construction and operating arrangements of the Parties, and Amendments No. 1 through 13 thereto. (Exhibit 10.05 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

10.05-01	–	Amendment No. 14, dated June 20, 2000, to Exhibit 10.05. (Exhibit 10.05-01 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.06	–	ANPP Valley Transmission System Participation Agreement, dated August 20, 1981, and Amendments No. 1 and 2 thereto. APS Contract No. 2253-419.00. (Exhibit 10.06 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

10.07	–	Arizona Nuclear Power Project High Voltage Switchyard Participation Agreement, dated August 20, 1981. APS Contract No. 2252-419.00. (Exhibit 20.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1981)

10.07-01	–	Amendment No. 1, dated November 20, 1986, to Exhibit 10.07. (Exhibit 10.11-01 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1986)

10.08	–	Firm Palo Verde Nuclear Generating Station Transmission Service Agreement, between Salt River Project Agricultural Improvement and Power District and the Company, dated October 18, 1983. (Exhibit 19.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1983)

10.09	–	Trust Agreement, dated as of May 1, 1980, between The Bank of New York, as Beneficiary, and First Security Bank of Utah, N.A., and Robert S. Clark, as Owner Trustees, establishing a trust designated as El Paso Electric Company (1980) Equipment Trust No. 2. (Exhibit 5-p-1 to Registration Statement No. 2-68414 on Form S-7)

10.10	–	Trust Indenture, dated as of May 1, 1980, between The Connecticut Bank and Trust Company, as Indenture Trustee, and First Security Bank of Utah, N.A., and Robert S. Clark, Owner Trustees. (Exhibit 5-p-2 to Registration Statement No. 2-68414 on Form S-7)

10.11	–	Reserved

10.12	–	Participation Agreement, dated as of May 1, 1980, among the Company, as Lessee, The Bank of New York, as Beneficiary, First Security Bank of Utah, N.A., and Robert S. Clark, as Owner Trustees, The Connecticut Bank and Trust Company, as Indenture Trustee, Franklin Life Insurance Company, Woodmen of the World Life Insurance Society, Minnesota Mutual Life Insurance Company, MacCabees Mutual Life Insurance Company and Mutual Service Insurance Company, as Lenders, pertaining to Exhibit 10.11. (Exhibit 5-p-4 to Registration Statement No. 2-68414 on Form S-7)

10.13	–	Interconnection Agreement, as amended, dated December 8, 1981, between the Company and Southwestern Public Service Company, and Service Schedules A through F thereto. (Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

10.13-01	–	Letter Agreement, dated December 19, 1996, modifying Service Schedule E, relating to Exhibit 10.13. (Exhibit 10.13-01 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996)

10.14	–	Amrad to Artesia 345 KV Transmission System and DC Terminal Participation Agreement, dated December 8, 1981, between the Company and Texas-New Mexico Power Company, and the First through Third Supplemental Agreements thereto. (Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

10.15	–	Interconnection Agreement and Amendment No. 1, dated July 19, 1966, between the Company and Public Service Company of New Mexico. (Exhibit 19.01 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1982)

10.16	–	Southwest New Mexico Transmission Project Participation Agreement, dated April 11, 1977, between Public Service Company of New Mexico, Community Public Service Company and the Company, and Amendments 1 through 5 thereto. (Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

10.16-01	–	Amendment No. 6, dated as of June 17, 1999, to Exhibit 10.16. (Exhibit 10.09 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

10.17	–	Tucson-El Paso Power Exchange and Transmission Agreement, dated April 19, 1982, between Tucson Electric Power Company and the Company. (Exhibit 19.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1982)

10.18	–	Southwest Reserve Sharing Group Participation Agreement, dated January 1, 1998, between the Company, Arizona Electric Power Cooperative, Arizona Public Service Company, City of Farmington, Los Alamos County, Nevada Power Company, Plains Electric G&T Cooperative, Inc., Public Service Company of New Mexico, Tucson Electric Power and Western Area Power Administration. (Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)

10.19	–	Arizona Nuclear Power Project Transmission Project Westwing Switchyard Amended Interconnection Agreement, dated August 14, 1986, between The United States of America; Arizona Public Service Company; Department of Water and Power of the City of Los Angeles; Nevada Power Company; Public Service Company of New Mexico; Salt River Project Agricultural Improvement and Power District; Tucson Electric Power Company; and the Company. (Exhibit 10.72 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1986)

10.20	–	Form of Indemnity Agreement, between the Company and its directors and officers. (Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

10.21	–	Interchange Agreement, executed April 14, 1982, between Comision Federal de Electricidad and the Company. (Exhibit 19.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1991)

10.22	–	Credit Agreement, dated as of February 12, 1996, as amended and restated as of February 8, 1999, between the Company, Chase Manhattan Bank, as agent, and Chase Bank of Texas, National Association, as Trustee. (Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)

10.22-01	–	Amendment Agreement, dated as of February 8, 1999, to Exhibit 10.24. (Exhibit 10.24-01 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)

10.23	–	Restatement of Decommissioning Trust Agreement, dated as of February 12, 1996, between the Company and Boatmen’s Trust Company of Texas, as Decommissioning Trustee for Palo Verde Unit 1. (Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

10.24	–	Restatement of Decommissioning Trust Agreement, dated as of February 12, 1996, between the Company and Boatmen’s Trust Company of Texas, as Decommissioning Trustee for Palo Verde Unit 2. (Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

10.25	–	Restatement of Decommissioning Trust Agreement, dated as of February 12, 1996, between the Company and Boatmen’s Trust Company of Texas, as Decommissioning Trustee for Palo Verde Unit 3. (Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

10.26	–	Spent Fuel Trust Agreement, dated as of February 12, 1996, between the Company and Boatmen’s Trust Company of Texas, as Spent Fuel Trustee. (Exhibit 10.33 to

the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

10.27	–	Trust Agreement, dated as of February 12, 1996, between the Company and Texas Commerce Bank National Association, as Trustee of the Rio Grande Resources Trust II. (Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

10.28	–	Purchase Contract, dated as of February 12, 1996, between the Company and Texas Commerce Bank National Association, as Trustee of the Rio Grande Resources Trust II. (Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

10.29	–	Employment Agreement for Helen Knopp, dated April 30, 1999. (Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)

†10.30	–	Form of Change of Control Agreement between the Company and certain key officers of the Company. (Exhibit 10.05 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

††10.31	–	Form of Restricted Stock Award Agreement between the Company and certain key officers of the Company. (Exhibit 99.04 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

10.32	–	Form of Stock Option Agreement between the Company and certain key officers of the Company. (Exhibit 99.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

†††10.33	–	Form of Directors’ Restricted Stock Award Agreement between the Company and certain directors of the Company. (Exhibit 10.07 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

††††10.34	–	Form of Directors’ Stock Option Agreement between the Company and certain directors of the Company. (Exhibit 99.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)

10.35	–	El Paso Electric Company 1999 Long-Term Incentive Plan. (Exhibit 4.1 to Registration Statement No. 333-82129 on Form S-8)

10.36	–	Settlement Agreement, dated as of February 24, 2000, with the City of Las Cruces. (Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)

10.37	–	Franchise Agreement, dated April 3, 2000, between the Company and the City of Las Cruces. (Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)

10.38	–	Stock Option Agreements, dated as of January 1, 2001 and April 1, 2001, with Wilson K. Cadman. (Identical in all material respects to Exhibit 99.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997) (Exhibit 10.03 to Company’s Quarterly Report on Form 10-Q for quarter ended

March 31, 2001)

10.39	–	Form of Directors’ Restricted Stock Award Agreement, dated as of May 10, 2001, between the Company and George W. Edwards, Jr. (Identical in all material respects to Exhibit 10.07 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999) (Exhibit 10.04 to Company’s Quarterly Report on Form 10-Q for quarter ended June 30, 2001)

10.40	–	Employment Agreement for Hector Puente, dated April 23, 2001. (Exhibit 10.07 to Company’s Quarterly Report on Form 10-Q for quarter ended June 30, 2001)

10.41	–	Form of Stock Option Agreement, dated as of April 23, 2001, between the Company and Hector Puente. (Identical in all material respects to Exhibit 99.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998) (Exhibit 10.08 to Company’s Quarterly Report on Form 10-Q for quarter ended June 30, 2001)

10.42	–	Stock Option Agreement, dated as of July 1, 2001, with Wilson K. Cadman. (Identical in all material respects to Exhibit 99.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997) (Exhibit 10.09 to Company’s Quarterly Report on Form 10-Q for quarter ended September 30, 2001)

10.43	–	Stock Option Agreement, dated as of October 1, 2001, with Mr. Wilson K. Cadman. (Identical in all material respects to Exhibit 99.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)

10.44	–	Stock Option Agreement, dated as of November 5, 2001, with Gary R. Hedrick. (Identical in all material respects to Exhibit 99.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

10.45	–	Stock Option Agreement, dated as of November 12, 2001, with Terry Bassham. (Identical in all material respects to Exhibit 99.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

10.46	–	Stock Option Agreement, dated as of November 26, 2001, with Julius F. Bates. (Identical in all material respects to Exhibit 99.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

10.47	–	Restricted Stock Award Agreement, dated as of November 8, 2001 between the Company and for Mr. Gary R. Hedrick. (Identical in all material respects to Exhibit 99.04 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

10.48	–	Credit Agreement dated as of February 12, 1996, as amended and restated as of February 8, 1999 and January 28, 2002, among the Company, JPMorgan Chase Bank as Trustee, the lenders party hereto and JPMorgan Chase Bank, as Administrative Agent, Collateral Agent, and Issuing Bank.

10.49	–	Stock Option Agreements, dated as of January 1, 2002 and April 1, 2002, with Wilson Cadman. (Identical in all material respects to Exhibit 99.17 to the

Company’s Annual Report on Form 10-K for the year ended December 31, 1997)

10.50	–	Stock Option Agreement, dated as of January 14, 2002, with Raul A. Carrillo, Jr. (Identical in all material respects to Exhibit 99.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

10.51	–	Shiprock – Four Corners Project 345 kV Switchyard Interconnection Agreement, dated March 6, 2002. APS Contract No. 51999. (Exhibit 10.06 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

10.52	–	Interconnection Agreement dated as of May 23, 2002, between the Company and the Public Service Company of New Mexico. (Exhibit 10.09 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

*10.52-01	–	First Amended and Restated Interconnection Agreement, dated October 9, 2003, to Exhibit 10.52.

Exhibit 21 – Subsidiaries of the Company:

21.01	–	MiraSol Energy Services, Inc., a Delaware corporation

Exhibit 23 – Consent of Experts:

**23.01	–	Consent of KPMG LLP (set forth on page 89 of this report)

Exhibit 24 – Power of Attorney:

*24.01	–	Power of Attorney (set forth on page 106 of the Original Form 10-K)

*24.02	–	Certified copy of resolution authorizing signatures pursuant to power of attorney

Exhibit 31 and 32 – Certifications:

**31.01	–	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.01	–	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99 – Additional Exhibits:

99.01	–	Agreed Order, entered August 30, 1995, by the Public Utility Commission of Texas. (Exhibit 99.31 to Registration Statement No. 33-99744 on Form S-1)

99.02	–	Stock Option Agreement, dated as of January 17, 1997, with David H. Wiggs, Jr. (Exhibit 99.04 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996)

99.03	–	Final Order, entered September 24, 1998, by the New Mexico Public Utility Commission. (Exhibit 99.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)

99.04	–	Final Order, entered June 8, 1999, by the Public Utility Commission of Texas. (Exhibit 99.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

99.05	–	Final Order, entered January 8, 2002, by the New Mexico Public Utility Commission. (Exhibit 99.05 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

99.06	–	News Release, dated as of December 5, 2002, by the El Paso Electric Company announcing settlement with the FERC Trial Staff. (Exhibit 99.01 to the Company’s Form 8-K, dated as of December 6, 2002)

99.07	–	“Stipulated Facts and Remedies,” dated as of December 5, 2002, to be filed by the FERC Trial Staff as part of its written testimony. (Exhibit 99.02 to the Company’s Form 8-K, dated as of December 6, 2002)

*	Previously provided.
**	Filed herewith.

†	Ten agreements, dated as of February 7, 2002, substantially identical in all material respects to this Exhibit, have been entered into with Terry D. Bassham; J. Frank Bates; Raul A. Carrillo, Jr.; Gary R. Hedrick; Kathryn Hood; Helen Williams Knopp; Kerry B. Lore; Robert C. McNiel; Hector R. Puente; and Guillermo Silva; officers of the Company.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of November 2004.

EL PASO ELECTRIC COMPANY

By:	/s/ TERRY BASSHAM
Terry Bassham Executive Vice President, Chief Financial and Administrative Officer (Duly Authorized Officer and Principal Financial Officer)