Form 10-Q/A
period 2004-03-31
EL PASO ELECTRIC CO /TX/
filed 2004-11-22
CIK 31978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

EL PASO ELECTRIC COMPANY

FORM 10-Q/A

INTRODUCTORY NOTE

This Amendment No. 1 to quarterly report on Form 10-Q/A (“Form 10-Q/A”) is being filed to amend the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004, which was originally filed on May 7, 2004 (“Original Form 10-Q”). Accordingly, pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-Q/A contains the complete text of Items 1, 2, and 4 of Part I and Item 6 of Part II, as amended, as well as certain currently dated certifications. Unaffected items have not been repeated in the Amendment No. 1.

During the quarter ended September 30, 2004, the Company determined that Alternative Minimum Tax (“AMT”) credit carryforward assets pertaining to the pre-reorganization time period were overstated by $4.5 million and reorganization-related transmission and distribution assets were understated by $4.5 million. To correct this error, the Company has restated its consolidated balance sheets as of December 31, 2003 and March 31, 2004, the consolidated statements of operations for the three and twelve months ended March 31, 2003 and 2004, the consolidated statements of comprehensive operations for the three and twelve months ended March 31, 2003 and 2004, and the consolidated statements of cash flows for the three months ended March 31, 2003 and 2004. The Company has also restated the notes to consolidated financial statements as necessary to reflect the adjustments. The adjustments to the consolidated balance sheet as of December 31, 2003, include the elimination of $4.5 million of AMT credit carryforward assets, the related increase of $4.5 million in reorganization-related transmission and distribution assets, an increase of $3.8 million in accumulated depreciation, an increase of $0.3 million in deferred tax liabilities, and a decrease of $4.1 million in retained earnings. The statements of operations and comprehensive operations were adjusted by a quarterly increase of $0.1 million and an annual increase of $0.5 million in depreciation and amortization expense. Net income and comprehensive income were reduced by $0.1 million and $0.3 million for the three and twelve months ended March 31, 2003 and 2004, respectively, as a result of the aforementioned adjustments. Please read Note G to the accompanying consolidated financial statements for a discussion of the adjustments.

This amendment does not reflect events occurring after the filing of the Original Form 10-Q, which was filed on May 7, 2004. Such events include, among others, the events described in the Company’s quarterly reports on Forms 10-Q for the quarters ended June 30, 2004, and September 30, 2004, and the events described in the Company’s current reports on Form 8-K filed after the filing of the Original Form 10-Q. Certain other items have been revised or added in response to comments from the SEC in its letter to the Company dated May 28, 2004.

(i)

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

(ii)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

ASSETS

(In thousands)

	March 31, 2004 (Unaudited)	December 31, 2003
	(Restated)
Utility plant:
Electric plant in service	$1,797,557	$1,788,652
Less accumulated depreciation and amortization	612,637	595,371

Net plant in service	1,184,920	1,193,281
Construction work in progress	72,935	69,175
Nuclear fuel; includes fuel in process of $1,182 and $6,878, respectively	72,275	70,198
Less accumulated amortization	38,230	33,888

Net nuclear fuel	34,045	36,310

Net utility plant	1,291,900	1,298,766

Current assets:
Cash and temporary investments	44,348	34,426
Accounts receivable, principally trade, net of allowance for doubtful accounts of $3,343 and $3,470, respectively	58,682	66,589
Accumulated deferred income taxes	30,953	36,248
Inventories, at cost	25,308	25,321
Undercollection of fuel revenues	11,913	12,399
Prepayments and other	22,942	27,190

Total current assets	194,146	202,173

Deferred charges and other assets:
Decommissioning trust funds	82,763	80,475
Other	13,180	15,200

Total deferred charges and other assets	95,943	95,675

Total assets	$1,581,989	$1,596,614

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Continued)

CAPITALIZATION AND LIABILITIES

(In thousands except for share data)

	March 31, 2004 (Unaudited)	December 31, 2003
	(Restated)
Capitalization:
Common stock, stated value $1 per share, 100,000,000 shares authorized, 62,549,631 and 62,487,263 shares issued, and 108,995 and 146,489 restricted shares, respectively	$62,659	$62,633
Capital in excess of stated value	264,470	264,235
Unearned compensation – restricted stock awards	(625)	(878)
Retained earnings	353,853	350,939
Accumulated other comprehensive loss, net of tax	(9,570)	(9,613)

	670,787	667,316
Treasury stock, 15,070,266 shares, at cost	(171,548)	(171,548)

Common stock equity	499,239	495,768
Long-term debt, net of current portion	574,159	588,536
Financing obligations, net of current portion	—	20,186

Total capitalization	1,073,398	1,104,490

Current liabilities:
Current portion of long-term debt and financing obligations	40,838	22,106
Accounts payable, principally trade	22,247	19,197
Taxes accrued other than federal income taxes	13,487	15,167
Interest accrued	14,427	14,706
Overcollection of fuel revenues	10,660	10,070
Other	22,199	20,781

Total current liabilities	123,858	102,027

Deferred credits and other liabilities:
Accumulated deferred income taxes	135,556	144,419
Accrued postretirement benefit liability	96,266	94,510
Asset retirement obligation	56,458	55,149
Accrued pension liability	53,550	53,000
Other	42,903	43,019

Total deferred credits and other liabilities	384,733	390,097

Commitments and contingencies

Total capitalization and liabilities	$1,581,989	$1,596,614

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except for share data)

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2004	2003	2004	2003
	(Restated)		(Restated)
Operating revenues	$155,852	$147,486	$672,728	$688,375

Energy expenses:
Fuel	39,049	32,351	172,065	137,607
Purchased and interchanged power	12,852	12,776	55,668	95,266

	51,901	45,127	227,733	232,873

Operating revenues net of energy expenses	103,951	102,359	444,995	455,502

Other operating expenses:
Other operations	41,212	39,317	169,392	157,581
Impairment loss on CIS project	—	—	17,576	—
FERC settlements	—	—	—	15,500
Maintenance	9,203	15,063	42,386	51,568
Depreciation and amortization	23,179	21,482	89,318	88,858
Taxes other than income taxes	11,537	11,083	43,182	43,400

	85,131	86,945	361,854	356,907

Operating income	18,820	15,414	83,141	98,595

Other income (deductions):
Investment and interest income (loss), net	271	130	1,981	(1,323)
Loss on extinguishments of debt	(2,106)	(1)	(2,106)	(101)
Miscellaneous other income	65	28	424	515
Miscellaneous income deductions	(964)	(789)	(2,058)	(3,123)

	(2,734)	(632)	(1,759)	(4,032)

Interest charges (credits):
Interest on long-term debt and financing obligations	12,673	13,096	50,977	54,099
Other interest	148	99	744	6,759
Interest capitalized	(770)	(1,316)	(5,026)	(5,583)

	12,051	11,879	46,695	55,275

Income before income taxes and cumulative effect of accounting change	4,035	2,903	34,687	39,288
Income tax expense	1,121	860	13,494	14,348

Income before cumulative effect of accounting change	2,914	2,043	21,193	24,940
Cumulative effect of accounting change, net of tax	—	39,635	—	39,635

Net income	$2,914	$41,678	$21,193	$64,575

Basic earnings per share:
Income before cumulative effect of accounting change	$0.06	$0.04	$0.44	$0.50
Cumulative effect of accounting change, net of tax	—	0.81	—	0.80

Net income	$0.06	$0.85	$0.44	$1.30

Diluted earnings per share:
Income before cumulative effect of accounting change	$0.06	$0.04	$0.44	$0.50
Cumulative effect of accounting change, net of tax	—	0.80	—	0.79

Net income	$0.06	$0.84	$0.44	$1.29

Weighted average number of shares outstanding	47,451,300	49,306,844	47,965,274	49,692,437

Weighted average number of shares and dilutive potential shares outstanding	47,900,302	49,620,276	48,389,715	50,129,975

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(Unaudited)

(In thousands)

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2004	2003	2004	2003
	(Restated)		(Restated)
Net income	$2,914	$41,678	$21,193	$64,575
Other comprehensive income (loss):
Minimum pension liability adjustment	—	—	(4,234)	(21,148)
Net unrealized gains (losses) on marketable securities:
Net holding gains (losses) arising during period	287	(1,184)	10,235	(8,973)
Reclassification adjustments for net (gains) losses included in net income	(233)	664	(175)	4,555

Total other comprehensive income (loss) before income taxes	54	(520)	5,826	(25,566)

Income tax benefit (expense) related to items of other comprehensive income (loss):
Minimum pension liability adjustment	—	—	1,673	8,193
Net unrealized gains (losses) on marketable securities	(11)	182	(2,310)	1,571

Total income tax benefit (expense)	(11)	182	(637)	9,764

Other comprehensive income (loss), net of tax	43	(338)	5,189	(15,802)

Comprehensive income	$2,957	$41,340	$26,382	$48,773

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2004	2003
	(Restated)
Cash flows from operating activities:
Net income	$2,914	$41,678
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of electric plant in service	23,179	21,482
Amortization of nuclear fuel	4,302	4,404
Cumulative effect of accounting change, net of tax	—	(39,635)
Deferred income taxes, net	(3,460)	(1,188)
Loss on extinguishments of debt	2,106	1
Other amortization and accretion	2,138	2,011
Other operating activities	6	634
Change in:
Accounts receivable	7,907	4,751
Inventories	149	154
Net under/overcollection of fuel revenues	1,076	7,659
Prepayments and other	3,750	531
Accounts payable	3,050	(632)
Taxes accrued other than federal income taxes	(1,680)	(2,585)
Interest accrued	(279)	(1,403)
Other current liabilities	1,418	(1,732)
Deferred charges and credits	3,507	1,424

Net cash provided by operating activities	50,083	37,554

Cash flows from investing activities:
Cash additions to utility property, plant and equipment	(15,656)	(12,767)
Cash additions to nuclear fuel	(2,019)	(2,335)
Interest capitalized:
Utility property, plant and equipment	(711)	(1,245)
Nuclear fuel	(59)	(71)
Decommissioning trust funds:
Purchases	(5,566)	(7,552)
Sales and maturities	3,333	1,004
Other investing activities	(1,741)	1,002

Net cash used for investing activities	(22,419)	(21,964)

Cash flows from financing activities:
Proceeds from exercise of stock options	305	—
Purchases of treasury stock	—	(4,675)
Repurchases of and payments on first mortgage bonds	(16,370)	(39,360)
Nuclear fuel financing obligations:
Proceeds	2,315	2,700
Payments	(3,769)	(4,815)
Other financing activities	(223)	(282)

Net cash used for financing activities	(17,742)	(46,432)

Net increase (decrease) in cash and temporary investments	9,922	(30,842)
Cash and temporary investments at beginning of period	34,426	75,142

Cash and temporary investments at end of period	$44,348	$44,300

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

(Unaudited)

A. Principles of Preparation

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Annual Report of El Paso Electric Company on Form 10-K/A for the year ended December 31, 2003 (the “2003 Form 10-K/A”). Capitalized terms used in this report and not defined herein have the meaning ascribed for such terms in the 2003 Form 10-K/A. In the opinion of management of the Company, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at March 31, 2004 (restated) and December 31, 2003 (restated); the results of its operations and comprehensive operations for the three and twelve months ended March 31, 2004 (restated) and 2003 (restated); and its cash flows for the three months ended March 31, 2004 (restated) and 2003 (restated). The results of operations and comprehensive operations and the cash flows for the three months ended March 31, 2004 (restated) are not necessarily indicative of the results to be expected for the full calendar year.

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

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

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2004	2003	2004	2003
	(Restated)		(Restated)
Net income, as reported	$2,914	$41,678	$21,193	$64,575
Deduct: Compensation expense, net of tax	229	231	915	1,255

Pro forma net income	$2,685	$41,447	$20,278	$63,320

Basic earnings per share:
As reported	$0.06	$0.85	$0.44	$1.30
Pro forma	0.06	0.84	0.42	1.27

Diluted earnings per share:
As reported	0.06	0.84	0.44	1.29
Pro forma	0.06	0.84	0.42	1.26

Compensation expense for the restricted stock awards is recognized on a fair value basis and is measured by referencing the quoted market price of the shares at the grant date, amortized ratably over the restriction period. Unearned compensation related to restricted stock awards is shown as a reduction of common stock equity.

Unbilled Revenues. Accounts receivable include accrued unbilled revenues of $15.0 million and $16.5 million at March 31, 2004 and December 31, 2003, respectively.

Restatement of Previously Issued Financial Statements. During the third quarter ended September 30, 2004, the Company determined that certain pre-reorganization AMT credit carryforward assets were overstated and corresponding reorganization-related transmission and distribution assets were understated. To correct this error certain financial and other information contained herein has been restated to reflect the adjustments. See Note G for a discussion of the adjustments.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

(Unaudited)

Reconciliation of Basic and Diluted Earnings Per Share

The reconciliation of basic and diluted earnings per share before cumulative effect of accounting change is presented below:

	Three Months Ended March 31,
	2004			2003
	Income (Restated)	Shares	Per Share (Restated)	Income (Restated)	Shares	Per Share (Restated)
	(In thousands)			(In thousands)
Basic earnings per share:
Income before cumulative effect of accounting change	$2,914	47,451,300	$0.06	$2,043	49,306,844	$0.04

Effect of dilutive securities:
Unvested restricted stock	—	23,357		—	5,945
Stock options	—	425,645		—	307,487

Diluted earnings per share:
Income before cumulative effect of accounting change	$2,914	47,900,302	$0.06	$2,043	49,620,276	$0.04

	Twelve Months Ended March 31,
	2004			2003
	Income (Restated)	Shares	Per Share (Restated)	Income (Restated)	Shares	Per Share (Restated)
	(In thousands)			(In thousands)
Basic earnings per share:
Income before cumulative effect of accounting change	$21,193	47,965,274	$0.44	$24,940	49,692,437	$0.50

Effect of dilutive securities:
Unvested restricted stock	—	56,162		—	68,551
Stock options	—	368,279		—	368,987

Diluted earnings per share:
Income before cumulative effect of accounting change	$21,193	48,389,715	$0.44	$24,940	50,129,975	$0.50

Options excluded from the computation of diluted earnings per share because the exercise price was greater than the average market price for the periods presented are as follows:

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2004	2003	2004	2003
Options excluded	558,745	1,120,580	888,952	875,678
Exercise price range	$13.77 - $15.99	$11.00 - $15.99	$11.88 - $15.99	$11.00 - $15.99

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

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

Power Contracts

The Company has not entered into any new financially significant open contracts or power exchange agreements beyond those disclosed in the Company’s 2003 Form 10-K/A.

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

(Unaudited)

The Company incurred the following expenditures (the majority of which are non-remediation) during the three and twelve months ended March 31, 2004 and 2003 to comply with federal environmental statutes (in thousands):

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

(Unaudited)

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

(Unaudited)

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

Other Postretirement Benefits

The net periodic benefit cost recognized for the three and twelve months ended March 31, 2004 and 2003 is made up of the components listed below (in thousands):

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2004	2003	2004	2003
Components of net periodic benefit cost:
Service cost	$1,159	$979	$4,095	$3,317
Interest cost	1,756	1,617	6,607	5,886
Expected return on plan assets	(315)	(255)	(1,080)	(1,004)
Amortization of unrecognized gain	—	—	—	(595)

Net periodic benefit cost	$2,600	$2,341	$9,622	$7,604

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

(Unaudited)

G. Restatement of Previously Issued Financial Statements

During the quarter ended September 30, 2004, the Company determined that AMT credit carryforward assets pertaining to the pre-reorganization time period were overstated by $4.5 million and reorganization-related transmission and distribution assets were understated by $4.5 million. To correct this error, the Company has restated its consolidated balance sheets as of December 31, 2003 and March 31, 2004, the consolidated statements of operations for the three and twelve months ended March 31, 2003 and 2004, the consolidated statements of comprehensive operations for the three and twelve months ended March 31, 2003 and 2004, and the consolidated statements of cash flows for the three months ended March 31, 2003 and 2004. The Company has also restated the notes to consolidated financial statements as necessary to reflect the adjustments.

The effects of the revisions on the consolidated balance sheets as of March 31, 2004 and December 31, 2003 are summarized in the following table (in thousands):

	Previously Reported		As Restated
	March 31, 2004	December 31, 2003	March 31, 2004	December 31, 2003
Utility Plant:
Electric plant in service	$1,793,040	$1,784,134	$1,797,557	$1,788,652
Less accumulated depreciation and amortization	608,760	591,613	612,637	595,371

Net plant in service	1,184,280	1,192,521	1,184,920	1,193,281

Net utility plant	1,291,260	1,298,006	1,291,900	1,298,766

Total assets	$1,581,349	$1,595,854	$1,581,989	$1,596,614

Capitalization:
Retained earnings	$357,980	$354,993	$353,853	$350,939
Common stock equity	503,366	499,822	499,239	495,768
Total capitalization	1,077,525	1,108,544	1,073,398	1,104,490

Deferred credits and other liabilities:
Accumulated deferred income taxes	130,789	139,605	135,556	144,419
Total deferred credits and other liabilities	379,966	385,283	384,733	390,097

Total capitalization and liabilities	$1,581,349	$1,595,854	$1,581,989	$1,596,614

The consolidated statements of operations and comprehensive operations were adjusted by a quarterly increase of $0.1 million and an annual increase of $0.5 million in depreciation and amortization expense. Net income and comprehensive income were reduced by $0.1 million and $0.3 million for the three and twelve months ended March 31, 2004 and 2003, respectively.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

(Unaudited)

The effects of the revisions on the consolidated statements of operations for the three and twelve month periods ended March 31, 2004 and 2003 are summarized in the following table (in thousands, except share data):

	Three Months Ended March 31,				Twelve Months Ended March 31,
	2004		2003		2004		2003
	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated
Other operating expenses:
Depreciation and amortization	$23,059	$23,179	$21,362	$21,482	$88,838	$89,318	$88,378	$88,858
Total other operating expenses	85,011	85,131	86,825	86,945	361,374	361,854	356,427	356,907
Operating income	18,940	18,820	15,534	15,414	83,621	83,141	99,075	98,595

Income before income taxes and cumulative effect of accounting change	4,155	4,035	3,023	2,903	35,167	34,687	39,768	39,288
Income tax expense	1,168	1,121	907	860	13,680	13,494	14,535	14,348
Income before cumulative effect of accounting change	2,987	2,914	2,116	2,043	21,487	21,193	25,233	24,940
Net Income	$2,987	$2,914	$41,751	$41,678	$21,487	$21,193	$64,868	$64,575

Basic earnings per share:
Income before cumulative effect of accounting change	$0.06	$0.06	$0.04	$0.04	$0.45	$0.44	$0.51	$0.50
Cumulative effect of accounting change, net of tax	—	—	0.81	0.81	—	—	0.80	0.80

Net Income	$0.06	$0.06	$0.85	$0.85	$0.45	$0.44	$1.31	$1.30

There was no impact on diluted earnings per share due to the restatement.

The effects of the revisions on the consolidated statements of comprehensive operations for the three and twelve month periods ended March 31, 2004 and 2003 are summarized in the following table (in thousands):

	Three Months Ended March 31,				Twelve Months Ended March 31,
	2004		2003		2004		2003
	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated
Net Income	$2,987	$2,914	$41,751	$41,678	$21,487	$21,193	$64,868	$64,575
Comprehensive income	3,030	2,957	41,413	41,340	26,676	26,382	49,066	48,773

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

(Unaudited)

The effects of the revisions on the consolidated statements of cash flows for the three months ended March 31, 2004 and 2003 are summarized in the following table (in thousands):

	Three Months Ended March 31,
	2004		2003
	Previously Reported	As Restated	Previously Reported	As Restated
Net Income	$2,987	$2,914	$41,751	$41,678
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of electric plant in service	23,059	23,179	21,362	21,482
Deferred income taxes	(3,413)	(3,460)	(1,141)	(1,188)
Other operating activities cash flow items	27,450	27,450	(24,418)	(24,418)

Net cash flow provided by operating activities	$50,083	$50,083	$37,554	$37,554

There was no net impact on net cash provided by operating activities, net cash used for investing activities, and net cash used for financing activities on the consolidated statements of cash flows for the three months ended March 31, 2004 and 2003 due to the restatement.

The following Notes to Consolidated Financial Statements have been restated to reflect the correction of the AMT credit carryforward asset overstatement and the reorganization-related transmission and distribution asset understatement: (i) the Stock Options and Restricted Stock disclosure in Note A and (ii) the Reconciliation of Basic and Diluted Earnings Per Share disclosure in Note C.

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors

El Paso Electric Company:

We have reviewed the condensed consolidated balance sheet of El Paso Electric Company and subsidiary as of March 31, 2004, the related condensed consolidated statements of operations and comprehensive operations for the three-month and twelve-month periods ended March 31, 2004 and 2003, and the related condensed consolidated statements of cash flows for the three-month periods ended March 31, 2004 and 2003. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

As discussed in Note G, the Company has restated the condensed consolidated balance sheet as of March 31, 2004, and the related condensed consolidated statements of operations and comprehensive operations for the three-month and twelve-month periods ended March 31, 2004 and 2003, and the related condensed consolidated statements of cash flows for the three-month periods ended March 31, 2004 and 2003.

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

April 27, 2004, except as to Note G,

which is as of November 8, 2004

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

Historical Results of Operations

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2004	2003	2004	2003
	Actual	Actual	Actual	Actual	Pro forma
	(Restated)		(Restated)	(Restated)
Income before cumulative effect of accounting change (in thousands)	$2,914	$2,043	$21,193	$24,940	$28,407
Diluted earnings per share before cumulative effect of accounting change	0.06	0.04	0.44	0.50	0.57

Income before the cumulative effect of accounting change for the three months ended March 31, 2004 (restated) increased $0.9 million, or $0.02 diluted earnings per share, compared to the results for the same period a year ago (restated). This after-tax increase resulted primarily from decreased non-Palo Verde maintenance expense of $3.5 million and increased retail sales of $2.6 million. These increases were partially offset by the following items, which are all presented on an after-tax basis (i) an increase in the loss on extinguishment of debt of $1.3 million; (ii) increased depreciation and amortization expense of $1.0 million; (iii) decreased sales and margins on economy sales of $1.0 million; (iv) increased legal and consulting fees of $0.7 million; and (v) increased insurance expenses of $0.4 million.

Income before the cumulative effect of accounting change for the twelve months ended March 31, 2004 (restated) decreased $7.2 million or $0.13 diluted earnings per share, compared to the pro forma results for the same period a year ago (restated). The pro forma net income and earnings per share amounts shown above assume SFAS No. 143 had been applied on a retroactive basis. This after-tax decrease was primarily due to the following items, which are all presented on an after-tax basis (i) the impairment loss on the CIS project of $10.7 million; (ii) decreased wholesale sales revenue of $10.4 million primarily related to the expiration of two long-term contracts; (iii) the Texas fuel disallowance of $2.7 million; (iv) increased insurance expense of $2.8 million; (v) increased pension and benefits expenses of $2.5 million; (vi) increased legal and consulting fees of $2.5 million; (vii) an increase in the loss on extinguishment of debt of $1.2 million; (viii) increased expenses at Palo Verde of $1.1 million; and (ix) the settlement agreement with ENA of $0.9 million. These decreases were partially offset by (i) the 2002 accrual for the FERC settlements of $9.5 million; (ii) increased retail sales of $7.9 million; (iii) decreased non-Palo Verde maintenance expense of $4.7 million; (iv) increased investment income of $2.0 million; (v) decreased interest on long-term debt of $1.9 million; (vi) decreased energy services operating loss of $1.8 million; and (viii) decreased regulatory expense of $1.2 million.

Operating revenues net of energy expenses increased $1.6 million for the three months ended March 31, 2004 compared to the same period last year, primarily due to increased retail sales of $4.3 million partially offset by decreased sales and margins on economy sales of $1.6 million.

Operating revenues net of energy expenses decreased $10.5 million for the twelve months ended March 31, 2004 compared to the same period last year, primarily due to (i) decreased wholesale sales revenue primarily related to the expiration of two long-term contracts of $14.0 million; (ii) the Texas fuel disallowance of $4.5 million; (iii) a $2.6 million decrease in revenue from the energy service operation; and (iv) the $1.5 million expensed in 2003 which related to the settlement agreement with ENA. This decrease was partially offset by an increase in retail sales of $13.0 million.

Comparisons of kWh sales and operating revenues are shown below (in thousands):

			Increase (Decrease)
Quarter Ended March 31:	2004	2003	Amount	Percent
kWh sales:
Retail:
Residential	468,317	431,202	37,115	8.6%
Commercial and industrial, small	454,848	437,563	17,285	4.0
Commercial and industrial, large	303,390	264,741	38,649	14.6
Sales to public authorities	278,904	257,505	21,399	8.3

Total retail sales	1,505,459	1,391,011	114,448	8.2

Wholesale:
Sales for resale	9,267	9,893	(626)	(6.3)
Economy sales	486,620	615,688	(129,068)	(21.0	)(1)

Total wholesale sales	495,887	625,581	(129,694)	(20.7)

Total kWh sales	2,001,346	2,016,592	(15,246)	(0.8)

Operating revenues:
Base revenues:
Retail:
Residential	$40,171	$37,383	$2,788	7.5%
Commercial and industrial, small	36,101	35,705	396	1.1
Commercial and industrial, large	10,290	9,886	404	4.1
Sales to public authorities	16,558	15,889	669	4.2

Total retail base revenues	103,120	98,863	4,257	4.3
Wholesale:
Sales for resale	392	390	2	0.5

Total base revenues	103,512	99,253	4,259	4.3
Fuel revenues	31,274	21,497	9,777	45.5	(2)
Economy sales	18,964	25,031	(6,067)	(24.2	)(1)
Other	2,102	1,705	397	23.3	(3)(4)

Total operating revenues	$155,852	$147,486	$8,366	5.7

			Increase (Decrease)
Twelve Months Ended March 31:	2004	2003	Amount	Percent
kWh sales:
Retail:
Residential	1,969,286	1,869,476	99,810	5.3%
Commercial and industrial, small	2,114,145	2,083,192	30,953	1.5
Commercial and industrial, large	1,235,714	1,164,564	71,150	6.1
Sales to public authorities	1,245,747	1,208,276	37,471	3.1

Total retail sales	6,564,892	6,325,508	239,384	3.8

Wholesale:
Sales for resale	67,129	647,541	(580,412)	(89.6	)(5)
Economy sales	1,791,814	1,985,987	(194,173)	(9.8)

Total wholesale sales	1,858,943	2,633,528	(774,585)	(29.4)

Total kWh sales	8,423,835	8,959,036	(535,201)	(6.0)

Operating revenues:
Base revenues:
Retail:
Residential	$174,247	$165,899	$8,348	5.0%
Commercial and industrial, small	165,830	164,161	1,669	1.0
Commercial and industrial, large	43,698	43,465	233	0.5
Sales to public authorities	73,805	70,966	2,839	4.0

Total retail base revenues	457,580	444,491	13,089	2.9
Wholesale:
Sales for resale	3,225	20,648	(17,423)	(84.4	)(5)

Total base revenues	460,805	465,139	(4,334)	(0.9)
Fuel revenues	132,538	147,671	(15,133)	(10.2	)(5)
Economy sales	70,469	65,914	4,555	6.9
Other	8,916	9,651	(735)	(7.6	)(4)

Total operating revenues	$672,728	$688,375	$(15,647)	(2.3)

(1)	Primarily due to decreased available power as a result of outages at Palo Verde.
(2)	Primarily due to an increase in recoverable fuel expenses, as a result of an increase in the volume of natural gas burned, and an increase in kWh sales.
(3)	Primarily due to increased transmission revenues.
(4)	Represents revenues with no related kWh sales.
(5)	Primarily due to the expiration of a wholesale power contract with TNP on December 31, 2002 and IID on April 30, 2002, and reduced sales to the CFE.

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

Depreciation and amortization expense increased $1.7 million for the three months ended March 31, 2004 (restated) compared to the same period last year (restated) primarily due to (i) an increase in other depreciable plant balances resulting in increased depreciation of approximately $0.9 million; (ii) depreciation of the new Palo Verde Unit 2 steam generators of $0.5 million; and (iii) the implementation of new depreciation rates based on an updated depreciation study resulting in an increase of $0.3 million. Depreciation and amortization expense remained relatively unchanged for the twelve months ended March 31, 2004 compared to the same period last year.

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

Income tax expense, excluding the tax effect of a cumulative effect of a change in accounting principle, increased $0.3 million and decreased $0.9 million for the three and twelve months ended March 31, 2004 (restated), respectively, compared to the same periods last year (restated) primarily due to changes in pretax income and certain permanent differences and adjustments.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. During the period covered by this report, the Company chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2004, (the “Evaluation Date”), concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures (as required by paragraph (b) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15) were adequate and designed to ensure that material information relating to the Company and the Company’s consolidated subsidiary would be made known to them by others within those entities. Subsequent to the Evaluation Date, it was determined that there was a material weakness in the Company’s internal controls over financial reporting, as more fully described below. This weakness pertained to the discovery of a mathematical error made in the 1996 financial statements that carried through to the current period. Upon discovery, this error was immediately reported by the Company’s financial staff to its senior management, its audit committee and its independent accountants, and the Company’s financial statements were thereafter promptly restated. Subsequent to these actions, the Company’s CEO and CFO, following consultation with the Audit Committee and outside corporate counsel, have concluded that the Company’s disclosure controls and procedures were not effective as the Company’s failure over several years to discover and correct an error in the AMT credit carryforward asset account constituted a material weakness in internal controls over financial reporting.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting in connection with the evaluation required by paragraph (d) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15, that occurred during the quarter ended March 31, 2004, that materially affected, or that were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

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
Terry Bassham
Executive Vice President,
Chief Financial and
Administrative Officer
(Duly Authorized Officer and
Principal Financial Officer)

Dated: November 18, 2004

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