Form 10-Q/A
period 2004-06-30
EL PASO ELECTRIC CO /TX/
filed 2004-11-22
CIK 31978

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

EL PASO ELECTRIC COMPANY

FORM 10-Q/A INTRODUCTORY

NOTE

This Amendment No. 1 to quarterly report on Form 10-Q/A (“Form 10-Q/A”) is being filed to amend the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2004, which was originally filed on August 9, 2004 (“Original Form 10-Q”). Accordingly, pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-Q/A contains the complete text of Items 1, 2 and 4 of Part I and Item 6 of Part II, as amended, as well as certain currently dated certifications. Unaffected items have not been repeated in the Amendment No. 1.

During the quarter ended September 30, 2004, the Company determined that Alternative Minimum Tax (“AMT”) credit carryforward assets pertaining to the pre-reorganization time period were overstated by $4.5 million and reorganization-related transmission and distribution assets were understated by $4.5 million. To correct this error, the Company has restated its consolidated balance sheets as of December 31, 2003 and June 30, 2004, the consolidated statements of operations for the three, six and twelve months ended June 30, 2003 and 2004, the consolidated statements of comprehensive operations for the three, six and twelve months ended June 30, 2003 and 2004, and the consolidated statements of cash flows for the six months ended June 30, 2003 and 2004. The Company has also restated the notes to consolidated financial statements as necessary to reflect the adjustments. The adjustments to the consolidated balance sheet as of December 31, 2003, include the elimination of $4.5 million of AMT credit carryforward assets, the related increase of $4.5 million in reorganization-related transmission and distribution assets, an increase of $3.8 million in accumulated depreciation, an increase of $0.3 million in deferred tax liabilities, and a decrease of $4.1 million in retained earnings. The statements of operations and comprehensive operations were adjusted by a quarterly increase of $0.1 million and an annual increase of $0.5 million in depreciation and amortization expense. Net income and comprehensive income were reduced by $0.1 million, $0.2 million and $0.3 million for the three, six and twelve months ended June 30, 2003 and 2004, respectively, as a result of the aforementioned adjustments. Please read Note H to the accompanying consolidated financial statements for a discussion of the adjustments.

This amendment does not reflect events occurring after the filing of the Original Form 10-Q, which was filed on August 9, 2004. Such events include, among others, the events described in the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2004, and the events described in the Company’s current reports on Form 8-K filed after the filing of the Original Form 10-Q. Certain other items have been revised or added in response to comments from the SEC in its letter to the Company dated May 28, 2004.

(i)

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

(ii)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2004 (Unaudited)	December 31, 2003

ASSETS	(Restated)
(In thousands)
Utility plant:
Electric plant in service	$1,809,569	$1,788,652
Less accumulated depreciation and amortization	633,942	595,371

Net plant in service	1,175,627	1,193,281
Construction work in progress	74,681	69,175
Nuclear fuel; includes fuel in process of $6,580 and $6,878, respectively	69,385	70,198
Less accumulated amortization	33,633	33,888

Net nuclear fuel	35,752	36,310

Net utility plant	1,286,060	1,298,766

Current assets:
Cash and temporary investments	26,928	34,426
Accounts receivable, principally trade, net of allowance for doubtful accounts of $3,547 and $3,470, respectively	71,436	66,589
Accumulated deferred income taxes	23,386	36,248
Inventories, at cost	25,162	25,321
Undercollection of fuel revenues	11,591	12,399
Prepayments and other	29,725	27,190

Total current assets	188,228	202,173

Deferred charges and other assets:
Decommissioning trust funds	83,470	80,475
Other	12,976	15,200

Total deferred charges and other assets	96,446	95,675

Total assets	$1,570,734	$1,596,614

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Continued)

CAPITALIZATION AND LIABILITIES

(In thousands except for share data)

	June 30, 2004 (Unaudited)	December 31, 2003

	(Restated)
Capitalization:
Common stock, stated value $1 per share, 100,000,000 shares authorized, 62,606,097 and 62,487,263 shares issued, and 104,920 and 146,489 restricted shares, respectively	$62,711	$62,633
Capital in excess of stated value	265,283	264,235
Unearned compensation – restricted stock awards	(1,102)	(878)
Retained earnings	361,553	350,939
Accumulated other comprehensive loss, net of tax	(10,515)	(9,613)

	677,930	667,316
Treasury stock, 15,120,266 and 15,070,266 shares respectively; at cost	(172,294)	(171,548)

Common stock equity	505,636	495,768
Long-term debt, net of current portion	563,071	588,536
Financing obligations, net of current portion	—	20,186

Total capitalization	1,068,707	1,104,490

Current liabilities:
Current portion of long-term debt and financing obligations	42,003	22,106
Accounts payable, principally trade	30,301	19,197
Taxes accrued other than federal income taxes	13,919	15,167
Interest accrued	14,088	14,706
Overcollection of fuel revenues	851	10,070
Other	18,818	20,781

Total current liabilities	119,980	102,027

Deferred credits and other liabilities:
Accumulated deferred income taxes	130,014	144,419
Accrued postretirement benefit liability	98,007	94,510
Asset retirement obligation	57,768	55,149
Accrued pension liability	54,225	53,000
Other	42,033	43,019

Total deferred credits and other liabilities	382,047	390,097

Commitments and contingencies

Total capitalization and liabilities	$1,570,734	$1,596,614

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except for share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Restated)		(Restated)
Operating revenues	$182,206	$162,498	$338,058	$309,984

Energy expenses:
Fuel	47,804	37,901	86,853	70,252
Purchased and interchanged power	21,742	13,855	34,594	26,631

	69,546	51,756	121,447	96,883

Operating revenues net of energy expenses	112,660	110,742	216,611	213,101

Other operating expenses:
Other operations	41,369	42,988	82,581	82,305
Maintenance	10,751	15,707	19,954	30,770
Depreciation and amortization	23,247	21,855	46,426	43,337
Taxes other than income taxes	10,956	11,017	22,493	22,100

	86,323	91,567	171,454	178,512

Operating income	26,337	19,175	45,157	34,589

Other income (deductions):
Investment and interest income, net	441	397	712	527
Loss on extinguishments of debt	(1,732)	—	(3,838)	(1)
Miscellaneous other income	233	183	298	211
Miscellaneous income deductions	(1,020)	(355)	(1,984)	(1,144)

	(2,078)	225	(4,812)	(407)

Interest charges (credits):
Interest on long-term debt and financing obligations	12,306	12,795	24,979	25,891
Other interest	139	90	287	189
Interest capitalized	(821)	(1,349)	(1,591)	(2,665)

	11,624	11,536	23,675	23,415

Income before income taxes and cumulative effect of accounting change	12,635	7,864	16,670	10,767
Income tax expense	4,936	2,942	6,057	3,802

Income before cumulative effect of accounting change	7,699	4,922	10,613	6,965
Cumulative effect of accounting change, net of tax	—	—	—	39,635

Net income	$7,699	$4,922	$10,613	$46,600

Basic earnings per share:
Income before cumulative effect of accounting change	$0.16	$0.10	$0.22	$0.15
Cumulative effect of accounting change, net of tax	—	—	—	0.80

Net income	$0.16	$0.10	$0.22	$0.95

Diluted earnings per share:
Income before cumulative effect of accounting change	$0.16	$0.10	$0.22	$0.14
Cumulative effect of accounting change, net of tax	—	—	—	0.80

Net income	$0.16	$0.10	$0.22	$0.94

Weighted average number of shares outstanding	47,500,257	48,659,155	47,475,778	48,981,211

Weighted average number of shares and dilutive potential shares outstanding	47,966,465	49,037,673	47,933,383	49,327,186

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except for share data)

	Twelve Months Ended June 30,
	2004	2003
	(Restated)
Operating revenues	$692,436	$669,850

Energy expenses:
Fuel	181,968	140,267
Purchased and interchanged power	63,555	79,231

	245,523	219,498

Operating revenues net of energy expenses	446,913	450,352

Other operating expenses:
Other operations	167,773	164,480
FERC settlements	—	15,500
Impairment loss on CIS project	17,576	—
Maintenance	37,430	56,308
Depreciation and amortization	90,710	88,150
Taxes other than income taxes	43,121	43,473

	356,610	367,911

Operating income	90,303	82,441

Other income (deductions):
Investment and interest income (loss), net	2,025	(640)
Loss on extinguishments of debt	(3,838)	(1)
Miscellaneous other income	475	698
Miscellaneous income deductions	(2,724)	(2,892)

	(4,062)	(2,835)

Interest charges (credits):
Interest on long-term debt and financing obligations	50,488	53,167
Other interest	793	4,647
Interest capitalized	(4,498)	(5,347)

	46,783	52,467

Income before income taxes and cumulative effect of accounting change	39,458	27,139
Income tax expense	15,488	9,522

Income before cumulative effect of accounting change	23,970	17,617
Cumulative effect of accounting change, net of tax	—	39,635

Net income	$23,970	$57,252

Basic earnings per share:
Income before cumulative effect of accounting change	$0.50	$0.35
Cumulative effect of accounting change, net of tax	—	0.81

Net income	$0.50	$1.16

Diluted earnings per share:
Income before cumulative effect of accounting change	$0.50	$0.35
Cumulative effect of accounting change, net of tax	—	0.80

Net income	$0.50	$1.15

Weighted average number of shares outstanding	47,677,134	49,335,156

Weighted average number of shares and dilutive potential shares outstanding	48,123,497	49,727,209

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2004	2003	2004	2003	2004	2003
	(Restated)		(Restated)		(Restated)
Net income	$7,699	$4,922	$10,613	$46,600	$23,970	$57,252
Other comprehensive income (loss):
Minimum pension liability adjustment	—	—	—	—	(4,234)	(21,148)
Net unrealized gains (losses) on marketable securities:
Net holding gains (losses) arising during period	(1,066)	5,322	(779)	4,137	3,848	1,204
Reclassification adjustments for net (gains) losses included in net income	(115)	130	(348)	796	(422)	3,617

Total other comprehensive income (loss) before income taxes	(1,181)	5,452	(1,127)	4,933	(808)	(16,327)

Income tax benefit (expense) related to items of other comprehensive income (loss):
Minimum pension liability adjustment	—	—	—	—	1,673	8,216
Net unrealized gains (losses) on marketable securities	236	(1,908)	225	(1,727)	(165)	(1,687)

Total income tax benefit (expense)	236	(1,908)	225	(1,727)	1,508	6,529

Other comprehensive income (loss), net of tax	(945)	3,544	(902)	3,206	700	(9,798)

Comprehensive income	$6,754	$8,466	$9,711	$49,806	$24,670	$47,454

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2004	2003
	(Restated)
Cash flows from operating activities:
Net income	$10,613	$46,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of electric plant in service	46,426	43,337
Amortization of nuclear fuel	8,193	8,470
Cumulative effect of accounting change, net of tax	—	(39,635)
Deferred income taxes, net	(1,084)	(2,995)
Loss on extinguishments of debt	3,838	1
Other amortization and accretion	4,456	3,929
Other operating activities	1	1,422
Change in:
Accounts receivable	(4,847)	(7,261)
Inventories	71	621
Net (under)/overcollection of fuel revenues	(8,411)	9,381
Prepayments and other	(3,573)	(136)
Accounts payable	11,104	710
Taxes accrued other than federal income taxes	(1,248)	(2,504)
Interest accrued	(618)	(1,302)
Other current liabilities	(1,963)	1,688
Deferred charges and credits	4,653	2,835

Net cash provided by operating activities	67,611	65,161

Cash flows from investing activities:
Cash additions to utility property, plant and equipment	(30,010)	(32,735)
Cash additions to nuclear fuel	(7,602)	(6,660)
Interest capitalized:
Utility property, plant and equipment	(1,476)	(2,523)
Nuclear fuel	(115)	(142)
Decommissioning trust funds:
Purchases, includes funding of $3.0 million and $7.6 million, respectively	(9,392)	(11,501)
Sales and maturities	5,272	3,469
Other investing activities	(1,755)	1,238

Net cash used for investing activities	(45,078)	(48,854)

Cash flows from financing activities:
Proceeds from exercise of stock options	305	—
Repurchases of common stock	(746)	(16,728)
Repurchases of and payments on first mortgage bonds	(29,067)	(39,360)
Nuclear fuel financing obligations:
Proceeds	8,198	7,367
Payments	(8,465)	(9,704)
Other financing activities	(256)	(309)

Net cash used for financing activities	(30,031)	(58,734)

Net decrease in cash and temporary investments	(7,498)	(42,427)
Cash and temporary investments at beginning of period	34,426	75,142

Cash and temporary investments at end of period	$26,928	$32,715

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

(Unaudited)

A. Principles of Preparation

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Annual Report of El Paso Electric Company on Form 10-K/A for the year ended December 31, 2003 (the “2003 Form 10-K/A”). Capitalized terms used in this report and not defined herein have the meaning ascribed for such terms in the 2003 Form 10-K/A. In the opinion of management of the Company, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at June 30, 2004 (restated) and December 31, 2003 (restated); the results of its operations and comprehensive operations for the three, six and twelve months ended June 30, 2004 (restated) and 2003 (restated); and its cash flows for the six months ended June 30, 2004 (restated) and 2003 (restated). The results of operations and comprehensive operations for the three and six months ended June 30, 2004 (restated) and the cash flows for the six months ended June 30, 2004 (restated) are not necessarily indicative of the results to be expected for the full calendar year.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Restated)		(Restated)
Net income, as reported	$7,699	$4,922	$10,613	$46,600
Deduct: Compensation expense, net of tax	229	228	458	459

Pro forma net income	$7,470	$4,694	$10,155	$46,141

Basic earnings per share:
As reported	$0.16	$0.10	$0.22	$0.95
Pro forma	0.16	0.10	0.21	0.94

Diluted earnings per share:
As reported	0.16	0.10	0.22	0.94
Pro forma	0.16	0.10	0.21	0.94

	Twelve Months Ended June 30,
	2004	2003
	(Restated)
Net income, as reported	$23,970	$57,252
Deduct: Compensation expense, net of tax	916	1,184

Pro forma net income	$23,054	$56,068

Basic earnings per share:
As reported	$0.50	$1.16
Pro forma	0.48	1.14

Diluted earnings per share:
As reported	0.50	1.15
Pro forma	0.48	1.13

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

Unbilled Revenues. Accounts receivable include accrued unbilled revenues of $18.2 million and $16.5 million at June 30, 2004 and December 31, 2003, respectively.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

(Unaudited)

Restatement of Previously Issued Financial Statements. During the third quarter ended September 30, 2004, the Company determined that certain pre-organization AMT credit carryforward assets were overstated and corresponding reorganization-related transmission and distribution assets were understated. To correct this error certain financial and other information contained herein has been restated to reflect the adjustments. See Note H for a discussion of the adjustments.

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

(Unaudited)

Reconciliation of Basic and Diluted Earnings Per Share

The reconciliation of basic and diluted earnings per share before cumulative effect of accounting change is presented below:

	Three Months Ended June 30,
	2004			2003
	Income (Restated)	Shares	Per Share (Restated)	Income (Restated)	Shares	Per Share (Restated)
	(In thousands)			(In thousands)
Basic earnings per share:
Net Income	$7,699	47,500,257	$0.16	$4,922	48,659,155	$0.10

Effect of dilutive securities:
Unvested restricted stock	—	17,505		—	41,707
Stock options	—	448,703		—	336,811

Diluted earnings per share:
Net Income	$7,699	47,966,465	$0.16	$4,922	49,037,673	$0.10

	Six Months Ended June 30,
	2004			2003
	Income (Restated)	Shares	Per Share (Restated)	Income (Restated)	Shares	Per Share (Restated)
	(In thousands)			(In thousands)
Basic earnings per share:
Income before cumulative effect of accounting change	$10,613	47,475,778	$0.22	$6,965	48,981,211	$0.15

Effect of dilutive securities:
Unvested restricted stock	—	20,431		—	23,826
Stock options	—	437,174		—	322,149

Diluted earnings per share:
Income before cumulative effect of accounting change	$10,613	47,933,383	$0.22	$6,965	49,327,186	$0.15

	Twelve Months Ended June 30,
	2004			2003
	Income (Restated)	Shares	Per Share (Restated)	Income (Restated)	Shares	Per Share (Restated)
	(In thousands)			(In thousands)
Basic earnings per share:
Income before cumulative effect of accounting change	$23,970	47,677,134	$0.50	$17,617	49,335,156	$0.35

Effect of dilutive securities:
Unvested restricted stock	—	50,111		—	61,880
Stock options	—	396,252		—	330,173

Diluted earnings per share:
Income before cumulative effect of accounting change	$23,970	48,123,497	$0.50	$17,617	49,727,209	$0.35

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

(Unaudited)

Options excluded from the computation of diluted earnings per share because the exercise price was greater than the average market price for the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2004	2003	2004	2003	2004	2003
Options excluded	154,449	966,041	356,597	1,120,580	686,054	1,120,580
Exercise price range	$14.50 - $15.99	$11.88 - $15.99	$13.77 - $15.99	$11.00 - $15.99	$11.88 - $15.99	$11.00 - $15.99

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

The Company incurred the following expenditures (the majority of which are non-remediation) during the three, six and twelve months ended June 30, 2004 and 2003 to comply with federal environmental statutes (in thousands):

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

(Unaudited)

Other Postretirement Benefits

The net periodic benefit cost recognized for the three, six and twelve months ended June 30, 2004 and 2003 is made up of the components listed below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Components of net periodic benefit cost:
Service cost	$1,159	$979	$2,318	$1,958
Interest cost	1,756	1,617	3,512	3,234
Expected return on plan assets	(315)	(255)	(630)	(510)
Amortization of unrecognized gain	—	—	—	—

Net periodic benefit cost	$2,600	$2,341	$5,200	$4,682

	Twelve Months Ended June 30,
	2004	2003
Components of net periodic benefit cost:
Service cost	$4,275	$3,516
Interest cost	6,746	6,080
Expected return on plan assets	(1,140)	(1,009)
Amortization of unrecognized gain	—	(396)

Net periodic benefit cost	$9,881	$8,191

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

H. Restatement of Previously Issued Financial Statements

During the quarter ended September 30, 2004, the Company determined that AMT credit carryforward assets pertaining to the pre-reorganization time period were overstated by $4.5 million and reorganization-related transmission and distribution assets were understated by $4.5 million. To correct this error, the Company has restated its consolidated balance sheets as of December 31, 2003 and June 30, 2004, the consolidated statements of operations for the three, six and twelve months ended June 30, 2003 and 2004, the consolidated statements of comprehensive operations for the three, six and twelve months ended June 30, 2003 and 2004, and the consolidated statements of cash flows for the six months ended June 30, 2003 and 2004. The Company has also restated the notes to consolidated financial statements as necessary to reflect the adjustments.

The effects of the revisions on the consolidated balance sheets as of June 30, 2004 and December 31, 2003 are summarized in the following table (in thousands):

	Previously Reported		As Restated
	June 30, 2004	December 31, 2003	June 30, 2004	December 31, 2003
Utility Plant:
Electric plant in service	$1,805,052	$1,784,134	$1,809,569	$1,788,652
Less accumulated depreciation and amortization	629,944	591,613	633,942	595,371

Net plant in service	1,175,108	1,192,521	1,175,627	1,193,281

Net utility plant	1,285,541	1,298,006	1,286,060	1,298,766

Total assets	$1,570,215	$1,595,854	$1,570,734	$1,596,614

Capitalization:
Retained earnings	$365,753	$354,993	$361,553	$350,939
Common stock equity	509,836	499,822	505,636	495,768
Total capitalization	1,072,907	1,108,544	1,068,707	1,104,490

Deferred credits and other liabilities:
Accumulated deferred income taxes	125,295	139,605	130,014	144,419
Total deferred credits and other liabilities	377,328	385,283	382,047	390,097

Total capitalization and liabilities	$1,570,215	$1,595,854	$1,570,734	$1,596,614

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

(Unaudited)

The consolidated statements of operations and comprehensive operations were adjusted by a quarterly increase of $0.1 million and an annual increase of $0.5 million in depreciation and amortization expense. Net income and comprehensive income were reduced by $0.1 million, $0.2 million and $0.3 million for the three, six and twelve months ended June 30, 2004 and 2003, respectively.

The effects of the revisions on the consolidated statements of operations for the three, six and twelve month periods ended June 30, 2004 and 2003 are summarized in the following table (in thousands, except for share data):

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003
	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated
Other operating expenses:
Depreciation and amortization	$23,127	$23,247	$21,735	$21,855	$46,186	$46,426	$43,097	$43,337
Total other operating expenses	86,203	86,323	91,447	91,567	171,214	171,454	178,272	178,512
Operating income	26,457	26,337	19,295	19,175	45,397	45,157	34,829	34,589

Income before income taxes and cumulative effect of accounting change	12,755	12,635	7,984	7,864	16,910	16,670	11,007	10,767
Income tax expense	4,982	4,936	2,989	2,942	6,150	6,057	3,896	3,802
Income before cumulative effect of accounting change	7,773	7,699	4,995	4,922	10,760	10,613	7,111	6,965
Net income	$7,773	$7,699	$4,995	$4,922	$10,760	$10,613	$46,746	$46,600

Basic earnings per share:
Income before cumulative effect of accounting change	$0.16	$0.16	$0.10	$0.10	$0.23	$0.22	$0.15	$0.15
Cumulative effect of accounting change, net of tax	—	—	—	—	—	—	0.80	0.80

Net income	$0.16	$0.16	$0.10	$0.10	$0.23	$0.22	$0.95	$0.95

Diluted earnings per share:
Income before cumulative effect of accounting change	$0.16	$0.16	$0.10	$0.10	$0.22	$0.22	$0.15	$0.14
Cumulative effect of accounting change, net of tax	—	—	—	—	—	—	0.80	0.80

Net income	$0.16	$0.16	$0.10	$0.10	$0.22	$0.22	$0.95	$0.94

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

(Unaudited)

	Twelve Months Ended June 30,
	2004		2003
	Previously Reported	As Restated	Previously Reported	As Restated
Other operating expenses:
Depreciation and amortization	$90,230	$90,710	$87,670	$88,150
Total other operating expenses	356,130	356,610	367,431	367,911
Operating income	90,783	90,303	82,921	82,441

Income before income taxes and cumulative effect of accounting change	39,938	39,458	27,619	27,139
Income tax expense	15,673	15,488	9,710	9,522
Income before cumulative effect of accounting change	24,265	23,970	17,909	17,617
Net income	$24,265	$23,970	$57,544	$57,252

Basic earnings per share:
Income before cumulative effect of accounting change	$0.51	$0.50	$0.36	$0.35
Cumulative effect of accounting change, net of tax	—	—	0.81	0.81

Net income	$0.51	$0.50	$1.17	$1.16

Diluted earnings per share:
Income before cumulative effect of accounting change	$0.50	$0.50	$0.36	$0.35
Cumulative effect of accounting change, net of tax	—	—	0.80	0.80

Net income	$0.50	$0.50	$1.16	$1.15

The effects of the revisions on the consolidated statements of comprehensive operations for the three, six and twelve month periods ended June 30, 2004 and 2003 are summarized in the following table (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003
	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated
Net income	$7,773	$7,699	$4,995	$4,922	$10,760	$10,613	$46,746	$46,600
Comprehensive income	6,828	6,754	8,539	8,466	9,858	9,711	49,952	49,806

	Twelve Months Ended June 30,
	2004		2003
	Previously Reported	As Restated	Previously Reported	As Restated
Net income	$24,265	$23,970	$57,544	$57,252
Comprehensive income	24,965	24,670	47,746	47,454

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

(Unaudited)

The effects of the revisions on the consolidated statements of cash flows for the six months ended June 30, 2004 and 2003 are summarized in the following table (in thousands):

	Six Months Ended June 30,
	2004		2003
	Previously Reported	As Restated	Previously Reported	As Restated
Net income	$10,760	$10,613	$46,746	$46,600
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of electric plant in service	46,186	46,426	43,097	43,337
Deferred income taxes	(991)	(1,084)	(2,901)	(2,995)
Other operating activities and cash flow items	11,656	11,656	(21,781)	(21,781)

Net cash flow provided by operating activities	$67,611	$67,611	$65,161	$65,161

There was no net impact on net cash provided by operating activities, net cash used for investing activities, and net cash used for financing activities on the consolidated statements of cash flows for the six months ended June 30, 2004 and 2003 due to the restatement.

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

As discussed in Note H, the Company has restated the condensed consolidated balance sheet as of June 30, 2004, and the related condensed consolidated statements of operations and comprehensive operations for the three-month, six-month, and twelve-month periods ended June 30, 2004 and 2003, and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2004 and 2003.

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

August 5, 2004, except as to Note H,

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

Historical Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Restated)		(Restated)
Income before cumulative effect of accounting change (in thousands)	$7,699	$4,922	$10,613	$6,965
Diluted earnings per share before cumulative effect of accounting change	0.16	0.10	0.22	0.15

	Twelve Months Ended June 30,
	2004	2003
	Actual	Actual	Pro forma
	(Restated)	(Restated)
Income before cumulative effect of accounting change (in thousands)	$23,970	$17,617	$19,929
Diluted earnings per share before cumulative effect of accounting change	0.50	0.35	0.40

Income before the cumulative effect of accounting change for the three months ended June 30, 2004 (restated) increased $2.8 million, or $0.06 diluted earnings per share, compared to the results for the same period a year ago (restated). This after-tax increase resulted primarily from decreased non-Palo Verde maintenance expense of $2.4 million, increased retail sales of $1.4 million and decreased Palo Verde operation and maintenance expense of $0.7 million. These increases were partially offset by the loss on extinguishment of debt of $1.1 million, after-tax and increased depreciation and amortization expense of $0.8 million, after-tax.

Income before the cumulative effect of accounting change for the six months ended June 30, 2004 (restated) increased $3.6 million, or $0.08 diluted earnings per share, compared to the results for the same period a year ago (restated). This after-tax increase resulted primarily from decreased non-Palo Verde maintenance expense of $5.8 million and increased retail sales of $4.0 million. These increases were partially offset by the following items, which are all presented on an after-tax basis (i) an increase in the loss on extinguishment of debt of $2.3 million; (ii) increased depreciation and amortization expense of $1.9 million; (iii) decreased economy sales and margins of $0.8 million; and (iv) increased pension and benefits expense of $0.8 million.

Income before the cumulative effect of accounting change for the twelve months ended June 30, 2004 (restated) increased $4.0 million or $0.10 diluted earnings per share, compared to the pro forma results for the same period a year ago (restated). The pro forma net income and earnings per share amounts shown above assume SFAS No. 143 had been applied on a retroactive basis. This after-tax increase was primarily due to the following items, which are all presented on an after-tax basis (i) the 2002 accrual for the FERC settlements of $9.5 million; (ii) decreased non-Palo Verde maintenance expense of $9.1 million; and (iii) increased retail sales of $8.9 million. These increases were partially offset by (i) the impairment loss on the CIS project of $10.7 million; (ii) decreased wholesale sales revenue of $6.4 million primarily related to the expiration of two long-term contracts; (iii) the Texas fuel disallowance of $2.7 million; (iv) increased pension and benefits expenses of $2.9 million; and (v) an increase in the loss on extinguishment of debt of $2.3 million.

Operating revenues net of energy expenses increased $1.9 million and $3.5 million for the three and six months ended June 30, 2004, respectively, compared to the same periods last year, primarily due to increased retail sales of $2.3 million and $6.6 million, respectively. The increase for the six month period ended June 30, 2004 was partially offset by (i) decreased sales and/or margins on economy sales of $1.3 million; (ii) $0.6 million of various fuel expense items; and (iii) 2003 CFE margins of $0.4 million with no comparable activity in 2004.

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

Depreciation and amortization expense increased $1.4 million, $3.1 million and $2.6 million for the three, six and twelve months ended June 30, 2004 (restated), respectively, compared to the same periods last year (restated). The increases for the three, six and twelve month periods were primarily due to (i) an increase in other depreciable plant balances resulting in increased depreciation of $0.7 million, $1.6 million, and $1.1 million, respectively; (ii) depreciation of the new Palo Verde Unit 2 steam generators of $0.5 million, $1.0 million, and $1.0 million, respectively; and (iii) the implementation of new depreciation rates based on an updated depreciation study resulting in an increase of $0.2 million, $0.5 million, and $0.5 million, respectively.

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

Income tax expense, excluding the tax effect of a cumulative effect of accounting change, increased $2.0 million, $2.3 million and $6.0 million for the three, six and twelve months ended June 30, 2004 (restated), respectively, compared to the same periods last year (restated) primarily due to changes in pretax income and certain permanent differences and adjustments.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. During the period covered by this report, the Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2004, (the “Evaluation Date”), concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures (as required by paragraph (b) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15) were adequate and designed to ensure that material information relating to the Company and the Company’s consolidated subsidiary would be made known to them by others within those entities. Subsequent to the Evaluation Date, it was determined that there was a material weakness in the Company’s internal controls over financial reporting, as more fully described below. This weakness pertained to the discovery of a mathematical error made in the 1996 financial statements that carried through to the current period. Upon discovery, this error was immediately reported by the Company’s financial staff to its senior management, its audit committee and its independent accountants, and the Company’s financial statements were thereafter promptly restated. Subsequent to these actions, the Company’s CEO and CFO, following consultation with the Audit Committee and outside corporate counsel, have concluded that the Company’s disclosure controls and proedures were not effective as the Company’s failure over several years to discover and correct an error in the AMT credit carryforward asset account constituted a material weakness in internal controls over financial reporting.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting in connection with the evaluation required by paragraph (d) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15, that occurred during the quarter ended June 30, 2004, that materially affected, or that were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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