Form 10-Q/A
period 2004-09-30
EL PASO ELECTRIC CO /TX/
filed 2004-11-22
CIK 31978

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

As of November 1, 2004, there were 47,403,072 shares of the Company’s no par value common stock outstanding.

EL PASO ELECTRIC COMPANY

FORM 10-Q/A INTRODUCTORY

NOTE

This Amendment No. 1 to quarterly report on Form 10-Q/A (“Form 10-Q/A”) is being filed to amend the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2004, which was originally filed on November 9, 2004 (“Original Form 10-Q”). Accordingly, pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-Q/A contains the complete text of the cover page, as amended, as well as certain currently dated certifications. Unaffected items have not been repeated in the Amendment No. 1.

On the cover page of the Original Form 10-Q, the Company mistakenly reported the number of shares of common stock outstanding as of November 1, 2004 to be 62,768,180. This number inadvertently included 15,365,108 shares of the Company’s treasury stock. The correct number of shares of common stock outstanding as of November 1, 2004, net of the shares of treasury stock, is 47,403,072. The Company has amended the cover page of the Original Form 10-Q accordingly.

This amendment does not reflect events occurring after the filing of the Original Form 10-Q. Such events include, among others, the events described in the Company’s current reports on Form 8-K filed after the filing of the Original Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EL PASO ELECTRIC COMPANY

By:	/s/ TERRY BASSHAM
Terry Bassham
Executive Vice President,
Chief Financial and Administrative Officer
(Duly Authorized Officer and Principal Financial Officer)

Dated: November 18, 2004

EL PASO ELECTRIC COMPANY

INDEX TO EXHIBITS

Exhibit Number	Exhibit
†10.01	Form of Directors’ Restricted Stock Award Agreement between the Company and certain directors of the Company. (Identical in all material respects to Exhibit 10.07 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

*10.02	Master Power Purchase and Sale Agreement and Transaction Agreement, dated as of July 7, 2004, between the Company and Southwestern Public Service Company.

*15	Letter re Unaudited Interim Financial Information

31.01	Rule 13a-14(a)/15d-14(a) Certifications

32.01	Section 1350 Certifications

†	In lieu of non-employee director cash compensation, two agreements, dated as of July 1, 2004, substantially identical in all material respects to this Exhibit, have been entered into with Kenneth R. Heitz and Patricia Z. Holland-Branch; directors of the Company.

*	Previously provided.