Form 10-Q
period 2005-03-31
EL PASO ELECTRIC CO /TX/
filed 2005-05-06
CIK 31978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of April 29, 2005, there were 47,731,566 shares of the Company’s no par value common stock outstanding.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

(i)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

ASSETS

(In thousands)

	March 31, 2005 (Unaudited)	December 31, 2004
Utility plant:
Electric plant in service	$1,843,882	$1,839,924
Less accumulated depreciation and amortization	(687,400)	(666,774)

Net plant in service	1,156,482	1,173,150
Construction work in progress	86,970	74,853
Nuclear fuel; includes fuel in process of $980 and $7,128, respectively	71,205	69,239
Less accumulated amortization	(38,833)	(34,195)

Net nuclear fuel	32,372	35,044

Net utility plant	1,275,824	1,283,047

Current assets:
Cash and temporary investments	39,950	29,401
Accounts receivable, principally trade, net of allowance for doubtful accounts of $2,940 and $3,071, respectively	63,551	70,710
Accumulated deferred income taxes	7,203	6,509
Inventories, at cost	25,464	25,193
Undercollection of fuel revenues	16,760	19,302
Income taxes receivables	11,692	18,999
Prepayments and other	8,282	7,507

Total current assets	172,902	177,621

Deferred charges and other assets:
Decommissioning trust funds	89,542	89,363
Regulatory assets	17,904	18,487
Other	13,315	12,837

Total deferred charges and other assets	120,761	120,687

Total assets	$1,569,487	$1,581,355

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Continued)

CAPITALIZATION AND LIABILITIES

(In thousands except for share data)

	March 31, 2005 (Unaudited)	December 31, 2004
Capitalization:
Common stock, stated value $1 per share, 100,000,000 shares authorized, 63,016,150 and 62,665,500 shares issued, and 79,734 and 102,630 restricted shares, respectively	$63,096	$62,768
Capital in excess of stated value	270,766	268,771
Deferred and unearned compensation	1,713	1,127
Retained earnings	390,867	386,110
Accumulated other comprehensive loss, net of tax	(13,866)	(10,553)

	712,576	708,223
Treasury stock, 15,365,108 shares, at cost	(176,076)	(176,076)

Common stock equity	536,500	532,147
Long-term debt, net of current portion	183,555	359,362
Financing obligations, net of current portion	18,418	20,274

Total capitalization	738,473	911,783

Current liabilities:
Current portion of long-term debt and financing obligations	389,764	214,092
Accounts payable, principally trade	24,763	34,404
Taxes accrued other than federal income taxes	13,217	15,719
Interest accrued	13,200	13,609
Overcollection of fuel revenues	506	520
Other	26,263	24,726

Total current liabilities	467,713	303,070

Deferred credits and other liabilities:
Accumulated deferred income taxes	109,122	111,991
Accrued postretirement benefit liability	100,367	98,827
Asset retirement obligation	61,822	60,388
Accrued pension liability	46,323	49,055
Regulatory liabilities	15,365	15,682
Other	30,302	30,559

Total deferred credits and other liabilities	363,301	366,502

Commitments and contingencies

Total capitalization and liabilities	$1,569,487	$1,581,355

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except for share data)

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2005	2004	2005	2004
Operating revenues	$159,185	$155,852	$711,961	$672,728

Energy expenses:
Fuel	44,228	39,049	199,603	172,065
Purchased and interchanged power	11,487	12,852	65,086	55,668

	55,715	51,901	264,689	227,733

Operating revenues net of energy expenses	103,470	103,951	447,272	444,995

Other operating expenses:
Other operations	41,869	41,460	173,945	169,831
Impairment loss on CIS project	—	—	—	17,576
Maintenance	8,954	9,203	44,941	42,386
Depreciation and amortization	23,570	23,179	93,763	89,318
Taxes other than income taxes	10,416	11,537	41,463	43,182

	84,809	85,379	354,112	362,293

Operating income	18,661	18,572	93,160	82,702

Other income (deductions):
Investment and interest income, net	925	271	4,058	1,981
Loss on extinguishments of debt	—	(2,106)	(3,250)	(2,106)
Miscellaneous other income	—	—	227	966
Miscellaneous other deductions	(834)	(651)	(2,686)	(2,161)

	91	(2,486)	(1,651)	(1,320)

Interest charges (credits):
Interest on long-term debt and financing obligations	11,983	12,673	48,478	50,977
Other interest	122	148	509	744
Capitalized interest and AFUDC	(1,086)	(770)	(3,743)	(5,026)

	11,019	12,051	45,244	46,695

Income before income taxes and extraordinary item	7,733	4,035	46,265	34,687
Income tax expense	2,976	1,121	11,053	13,494

Income before extraordinary item	4,757	2,914	35,212	21,193
Extraordinary gain on re-application of SFAS No. 71, net of tax	—	—	1,802	—

Net income	$4,757	$2,914	$37,014	$21,193

Basic earnings per share:
Income before extraordinary item	$0.10	$0.06	$0.74	$0.44
Extraordinary gain on re-application of SFAS No. 71, net of tax	—	—	0.04	—

Net income	$0.10	$0.06	$0.78	$0.44

Diluted earnings per share:
Income before extraordinary item	$0.10	$0.06	$0.73	$0.44
Extraordinary gain on re-application of SFAS No. 71, net of tax	—	—	0.04	—

Net income	$0.10	$0.06	$0.77	$0.44

Weighted average number of shares outstanding	47,405,270	47,451,300	47,415,395	47,965,274

Weighted average number of shares and dilutive potential shares outstanding	48,250,450	47,900,302	48,107,347	48,389,715

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(Unaudited)

(In thousands)

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2005	2004	2005	2004
Net income	$4,757	$2,914	$37,014	$21,193
Other comprehensive income (loss):
Minimum pension liability adjustment	—	—	(1,413)	(4,234)
Net unrealized gains (losses) on marketable securities:
Net holding gains (losses) arising during period	(1,970)	287	(1,906)	10,235
Reclassification adjustments for net (gains) losses included in net income	91	(233)	(101)	(175)
Unrealized losses on cash flow hedges	(2,903)	—	(2,903)	—

Total other comprehensive income (loss) before income taxes	(4,782)	54	(6,323)	5,826

Income tax benefit (expense) related to items of other comprehensive income (loss):
Minimum pension liability adjustment	—	—	532	1,673
Net unrealized gains (losses) on marketable securities	376	(11)	402	(2,310)
Unrealized losses on cash flow hedges	1,093	—	1,093	—

Total income tax benefit (expense)	1,469	(11)	2,027	(637)

Other comprehensive income (loss), net of tax	(3,313)	43	(4,296)	5,189

Comprehensive income	$1,444	$2,957	$32,718	$26,382

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$4,757	$2,914
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of electric plant in service	23,570	23,179
Amortization of nuclear fuel	4,700	4,302
Deferred income taxes, net	(2,152)	(3,460)
Loss on extinguishments of debt	—	2,106
Other amortization and accretion	2,912	2,138
Other operating activities	(33)	6
Change in:
Accounts receivable	7,159	7,907
Inventories	(196)	149
Net (under)/overcollection of fuel revenues	2,528	1,076
Prepayments and other	6,348	3,750
Accounts payable	(9,641)	3,050
Taxes accrued other than federal income taxes	(2,502)	(1,680)
Interest accrued	(409)	(279)
Other current liabilities	(1,365)	1,418
Deferred charges and credits	(2,267)	3,507

Net cash provided by operating activities	33,409	50,083

Cash flows from investing activities:
Cash additions to utility property, plant and equipment	(19,062)	(15,656)
Cash additions to nuclear fuel	(1,949)	(2,019)
Capitalized interest and AFUDC:
Utility property, plant and equipment	(1,036)	(711)
Nuclear fuel	(50)	(59)
Decommissioning trust funds:
Purchases, including funding of $1.5 million	(5,289)	(5,566)
Sales and maturities	3,235	3,333
Other investing activities	1,422	(1,741)

Net cash used for investing activities	(22,729)	(22,419)

Cash flows from financing activities:
Proceeds from exercise of stock options	2,713	305
Repurchases of and payments on first mortgage bonds	—	(16,370)
Nuclear fuel financing obligations:
Proceeds	2,323	2,315
Payments	(4,284)	(3,769)
Other financing activities	(883)	(223)

Net cash used for financing activities	(131)	(17,742)

Net increase in cash and temporary investments	10,549	9,922
Cash and temporary investments at beginning of period	29,401	34,426

Cash and temporary investments at end of period	$39,950	$44,348

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A. Principles of Preparation

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Annual Report of El Paso Electric Company on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”). Capitalized terms used in this report and not defined herein have the meaning ascribed for such terms in the 2004 Form 10-K. In the opinion of management of the Company, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at March 31, 2005 and December 31, 2004; the results of its operations and comprehensive operations for the three and twelve months ended March 31, 2005 and 2004; and its cash flows for the three months ended March 31, 2005 and 2004. The results of operations and comprehensive operations and the cash flows for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full calendar year.

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

Stock Options. The Company has two stock-based long-term incentive plans and accounts for them under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Stock options have typically been granted with an exercise price equal to fair market value on the date of grant and, accordingly, no compensation expense is recorded by the Company. If compensation expense for the option portion of the plans had been determined based on the fair value of the option at the grant date and amortized on a straight-line basis over the vesting period, consistent with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts presented below (in thousands, except for per share data):

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2005	2004	2005	2004
Net income, as reported	$4,757	$2,914	$37,014	$21,193
Deduct: Compensation expense, net of tax	220	229	896	915

Pro forma net income	$4,537	$2,685	$36,118	$20,278

Basic earnings per share:
As reported	$0.10	$0.06	$0.78	$0.44
Pro forma	0.10	0.06	0.76	0.42

Diluted earnings per share:
As reported	0.10	0.06	0.77	0.44
Pro forma	0.09	0.06	0.75	0.42

Unbilled Revenues. Accounts receivable include accrued unbilled revenues of $14.3 million and $18.0 million at March 31, 2005 and December 31, 2004, respectively.

Supplemental Cash Flow Disclosures (in thousands)

	Three Months Ended March 31,
	2005	2004
Cash paid for:
Interest on long-term debt and financing obligations	$12,104	$12,690

Non-cash financing activities:
Grants of restricted shares of common stock	19	21

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

Termination of Freeze Period. The Freeze Period expires on August 1, 2005. Thereafter, the Company will be subject to traditional cost of service regulation by the Texas cities it serves and by the Texas Commission. Its present rates will stay in effect until changed by a city or the Texas Commission. Any such change would be initiated with either a request by the Company or a regulator or customer. Any rate change order would be preceded by discovery and presentation of evidence. Any decision by a city would be subject to appellate review by the Texas Commission. The Company has no present intention to request a base rate change, and no complaints against the Company’s base rates are pending.

The end of the Freeze Period may also bring an end to the 50/50 sharing of off-system sales margins between the Company and its customers. The current fuel rule in Texas provides that such margins are to be fully credited to customers.

The Company’s ten-year franchise with the City of El Paso (“City”) expires on August 1, 2005. The franchise governs the Company’s usage of City-owned property, including the payment of franchise fees. On March 18, 2005, the Company made a presentation to the City of El Paso Public Utility Regulation Board (“PURB”) on a proposed extension of its current rate agreement. The material terms of the proposed agreement extension presented to the PURB included (i) a new 5-year base rate freeze; (ii) that there will be no change in rates if the Company’s return on equity is within a “bandwidth” of 200 basis points above or below a target return on equity of 400 basis points over the published utility bond yield average, and that the Company will have the right to initiate a rate case if earnings are below the bandwidth and will share earnings over such bandwidth equally with the City; (iii) an increase in the City franchise fee from 2% to 3%; (iv) a commitment from the Company to build its next generating plant in El Paso; (v) a commitment from the Company to spend at least 0.3% of its revenues from City customers on civic and charitable causes; (vi) a commitment from the Company to modify the percentage of its off-system sales margin that it shares with customers to 25%; and (vii) a new 30-year franchise agreement. The PURB is a public advisory board which will make a recommendation to the El Paso City Council (“City Council”) regarding the proposed agreement. The City Council is expected to make a final determination in the second or third quarter of 2005. If the agreement is approved in principle, the proposal will be set forth in a definitive agreement between the parties. The Company is unable to predict the outcome of these discussions.

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

On August 31, 2004, the Company filed an application to reconcile Texas jurisdictional fuel costs for the period January 1, 2002 to February 29, 2004 in PUC Docket No. 30143. The Company has incurred purchased power costs similar to those that were at issue in PUC Docket No. 26194 for this current fuel reconciliation case. The Company believes that it has accounted for its purchased power costs during the reconciliation period covered by PUC Docket No. 30143 in a manner consistent with the Texas Commission’s decision in PUC Docket No. 26194. However, the Texas Commission is currently conducting a generic rulemaking proceeding to determine a statewide policy for the appropriate pricing of capacity in purchased power contracts. There can be no assurance as to the outcome of the rulemaking and its potential impact on the Company with respect to fuel recovery in future reconciliation periods, including those in PUC Docket No. 30143. Additionally, intervenors in PUC Docket No. 30143 have filed testimony disputing as much as $44 million of the requested fuel and purchase power costs. Although the ultimate outcome of the proceeding cannot be predicted with certainty, the Company believes the amount of under/overcollection of fuel revenues recorded as of March 31, 2005 is appropriate.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

C. Common Stock

Common Stock Repurchase Program

Since the inception of the stock repurchase programs in 1999, the Company has repurchased approximately 15.3 million shares in total at an aggregate cost of $175.6 million, including commissions. Approximately 1.7 million shares remain authorized to be repurchased under the currently authorized program. No shares were repurchased during the first quarter of 2005. The Company may continue making purchases of its stock pursuant to its stock repurchase plan at open market prices and may engage in private transactions, where appropriate. The repurchased shares will be available for issuance under employee benefit and stock option plans, or may be retired.

Reconciliation of Basic and Diluted Earnings Per Share

The reconciliation of basic and diluted earnings per share before extraordinary item is presented below:

	Three Months Ended March 31,
	2005			2004
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands)			(In thousands)
Basic earnings per share:
Income before extraordinary item	$4,757	47,405,270	$0.10	$2,914	47,451,300	$0.06

Effect of dilutive securities:
Unvested restricted stock	—	136,923		—	23,357
Stock options	—	708,257		—	425,645

Diluted earnings per share:
Income before extraordinary item	$4,757	48,250,450	$0.10	$2,914	47,900,302	$0.06

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Twelve Months Ended March 31,
	2005			2004
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands)			(In thousands)
Basic earnings per share:
Income before extraordinary item	$35,212	47,415,395	$0.74	$21,193	47,965,274	$0.44

Effect of dilutive securities:
Unvested restricted stock	—	113,324		—	56,162
Stock options	—	578,628		—	368,279

Diluted earnings per share:
Income before extraordinary item	$35,212	48,107,347	$0.73	$21,193	48,389,715	$0.44

Options excluded from the computation of diluted earnings per share because the exercise price was greater than the average market price for the periods presented are as follows:

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2005	2004	2005	2004
Options excluded	—	558,745	39,158	888,952
Exercise price range	—	$13.77 - $ 15.99	$14.50 - $ 15.99	$11.88 - $ 15.99

D. Commitments, Contingencies and Uncertainties

For a full discussion of commitments and contingencies, see Note I of Notes to Consolidated Financial Statements in the 2004 Form 10-K. In addition, see Note B above and Notes B and C of Notes to Consolidated Financial Statements in the 2004 Form 10-K regarding matters related to regulation and Palo Verde, including decommissioning, spent fuel storage, disposal of low-level radioactive waste, steam generators and liability and insurance matters.

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

The Company analyzes the costs of its obligations arising from environmental matters on an ongoing basis, and believes it has made adequate provision in its financial statements to meet such obligations. As a result of this analysis, the Company has a provision for environmental remediation obligations of approximately $1.3 million as of March 31, 2005, which is related to compliance with federal and state environmental standards. However, unforeseen expenses associated with compliance could have a material adverse effect on the future operations and financial condition of the Company.

The Company incurred the following expenditures during the three and twelve months ended March 31, 2005 and 2004 to comply with federal environmental statutes (in thousands):

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2005	2004	2005	2004
Clean Air Act	$220	$210	$772	$1,165
Clean Water Act (1)	99	226	1,079	728

(1)	Includes $0.6 million in remediation costs for the twelve months ended March 31, 2005.

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

E. Litigation

The Company is a party to various legal actions. In many of these matters, the Company has excess casualty liability insurance that covers the various claims, actions and complaints. Based upon a review of these claims and applicable insurance coverage, to the extent that the Company has been able to reach a conclusion as to its ultimate liability, it believes that none of these claims will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

On January 16, 2003, the Company was served with a complaint on behalf of a purported class of shareholders alleging violations of the federal securities laws (Roth v. El Paso Electric Company, et al., No. EP-03-CA-0004). The complaint was filed in the El Paso Division of the United States District Court for the Western District of Texas. The suit seeks undisclosed compensatory damages for the class as well as costs and attorneys’ fees. The lead plaintiff, Carpenters Pension Fund of Illinois, filed a consolidated amended complaint on July 2, 2003, alleging, among other things, that the Company and certain of its current and former directors and officers violated securities laws by failing to disclose that some of the Company’s revenues and income were derived from an allegedly unlawful relationship with Enron. The allegations arise out of the FERC investigation of the power markets in the western United States during 2000 and 2001, which the Company previously settled with the FERC Trial Staff and certain intervening parties. On August 15, 2003, the Company and the individual defendants filed a motion to dismiss the complaint for failure to state a claim upon which relief can be granted. On November 26, 2003, the Court denied the motion to dismiss as to the Company and three of the individual defendants and granted the motion to dismiss as to two individual defendants. On April 13, 2004, the Court granted a motion of the Company and the remaining individual defendants requesting permission to file an interlocutory appeal to the U. S. Court of Appeals for the Fifth Circuit regarding certain legal questions relating to the Court’s denial of the motion to dismiss the complaint as to those defendants. On April 27, 2004, the Court entered an order staying the district court proceedings until the Fifth Circuit completed its review. On June 7, 2004, the U. S. Court of Appeals denied the appeal which automatically lifted the stay in the district court. This matter is presently set for trial on September 19, 2005, but such date may be extended. While the Company believes the lawsuit is without merit and intends to defend itself vigorously, the parties have reached an agreement in principle to resolve this case. This settlement remains subject to the execution of a mutually acceptable settlement agreement and approval by the Court. If ultimately approved by the Court, the Company does not expect any further charge to earnings as a result of the settlement.

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

On May 5, 2004, Wah Chang, a specialty metals manufacturer which operates a plant in Oregon, filed suit against the Company and other defendants in the United States District Court for the District of Oregon. (Wah Chang v. Avista Corporation, et al., No. 04-619AS). The complaint makes substantially the same allegations as were made in Port of Seattle and seeks the same types of damages. In addition, on June 7, 2004, the City of Tacoma filed suit against the Company and other defendants in the United States District Court for the Western District of Washington (City of Tacoma v. American Electric Power Service Corp., et al., C04-5325RBL). This complaint also makes substantially the same allegations as were made in Port of Seattle and seeks civil damages (including treble damages) from the Company and the other defendants for violations of certain antitrust provisions under the Sherman Act. Both of these matters were transferred to the same court that heard and dismissed the Port of Seattle lawsuit and on February 11, 2005, the Court granted the Company’s motion to dismiss both cases. Wah Chang and the City of Tacoma have both filed notices of appeal with the U.S. Court of Appeals for the Ninth Circuit. While the Company believes that these matters are without merit and intends to defend itself vigorously, the Company is unable to predict the outcome or range of possible loss.

F. Employee Benefits

Retirement Plans

The net periodic benefit cost recognized for the three and twelve months ended March 31, 2005 and 2004 is made up of the components listed below as determined using the projected unit credit actuarial cost method (in thousands):

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2005	2004	2005	2004
Components of net periodic benefit cost:
Service cost	$1,233	$1,113	$4,561	$3,972
Interest cost	2,636	2,522	10,232	9,729
Expected return on plan assets	(2,215)	(1,927)	(8,214)	(7,579)
Amortization of:
Net loss	1,049	843	3,629	2,145
Prior service cost	29	5	139	21

Net periodic benefit cost	$2,732	$2,556	$10,347	$8,288

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the first quarter of 2005, the Company contributed $5.1 million of its projected $18.5 million for 2005 annual contribution to its retirement plans.

Other Postretirement Benefits

The net periodic benefit cost recognized for the three and twelve months ended March 31, 2005 and 2004 is made up of the components listed below (in thousands):

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2005	2004	2005	2004
Components of net periodic benefit cost:
Service cost	$1,098	$1,159	$3,735	$4,095
Interest cost	1,698	1,756	5,781	6,607
Expected return on plan assets	(339)	(315)	(1,282)	(1,080)
Amortization of:
Net gain	—	—	(387)	—
Prior service cost	(63)	—	(314)	—

Net periodic benefit cost	$2,394	$2,600	$7,533	$9,622

During the first quarter of 2005, the Company contributed $0.9 million of its projected $3.4 million 2005 annual contribution to its postretirement plan.

G. Franchises and Significant Customers

City of El Paso Franchise

The Company’s ten-year franchise with the City of El Paso (“City”) expires on August 1, 2005. The franchise governs the Company’s usage of City-owned property, including the payment of franchise fees. The Company is meeting with the City to discuss the Company’s franchise and rate treatment after the expiration of the Freeze Period. See Note B. The Company is unable to predict the outcome of these discussions.

Military Installations

The Company’s retail service contract with Holloman Air Force Base expires in December 2005. The Company is currently negotiating with Holloman Air Force Base and is seeking to enter into a new contract with this customer.

H. Financial Instruments

The Company has filed a shelf registration statement on Form S-3 with the SEC, which became effective on May 5, 2005. The shelf registration statement enables the Company to offer and issue

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

debt securities, first mortgage bonds, shares of stock and certain other securities of up to $1.0 billion from time to time in one or more offerings.

During the first quarter of 2005, the Company entered into treasury rate lock agreements to hedge against potential movements in the treasury reference interest rates. These treasury rate locks expire during the second quarter of 2005. The treasury rate lock agreements meet the criteria for hedge accounting and are designated as a highly effective cash flow hedge. In accordance with cash flow hedge accounting, the Company recorded the fair value of the cash flow hedge at March 31, 2005 of $1.8 million, net of tax, as a component of accumulated other comprehensive loss. The Company will adjust the value of the hedge gain or loss until the position is closed which will occur during the second quarter of 2005. The accumulated other comprehensive gain or loss associated with the cash flow hedge will be recognized in earnings as interest expense is accrued on applicable debt obligations. In the event that the treasury rate lock agreements are not utilized in connection with the issuance of debt, any gain or loss on such agreements will be recognized immediately.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

El Paso Electric Company:

We have reviewed the condensed consolidated balance sheet of El Paso Electric Company and subsidiary as of March 31, 2005, the related condensed consolidated statements of operations and comprehensive operations for the three-month and twelve-month periods ended March 31, 2005 and 2004, and the related condensed consolidated statements of cash flows for the three-month periods ended March 31, 2005 and 2004. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of El Paso Electric Company and subsidiary as of December 31, 2004, and the related consolidated statements of operations, comprehensive operations, changes in common stock equity, and cash flows for the year then ended (not presented herein); and in our report dated March 11, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

El Paso, Texas

May 5, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this Item 2 updates, and should be read in conjunction with, the information set forth in Part II, Item 7 of the Company’s 2004 Form 10-K.

Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q other than statements of historical information are “forward-looking statements.” The Private Securities Litigation Reform Act of 1995 has established that these statements qualify for safe harbors from liability. Forward-looking statements may include words like the Company “believes”, “anticipates”, “targets”, “expects”, “pro forma”, “estimates”, “intends” and words of similar meaning. Forward-looking statements describe the Company’s future plans, objectives, expectations or goals. Such statements address future events and conditions concerning:

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

These lists are not all-inclusive because it is not possible to predict all factors. A discussion of some of these factors is included in this document under the headings “Risk Factors” and in the 2004 Form 10-K under the headings “Management’s Discussion and Analysis” “–Summary of Critical Accounting Policies and Estimates” and “–Liquidity and Capital Resources.” This report should be read in its entirety. No one section of this report deals with all aspects of the subject matter. Any forward-looking statement speaks only as of the date such statement was made, and the Company is not obligated to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made except as required by applicable laws or regulations.

Summary of Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented and actual results could differ in future periods from those estimates. Critical accounting policies and estimates are both important to the portrayal of the Company’s financial condition and results of operations and which require complex, subjective judgments are more fully described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2004 Form 10-K.

Overview

The Company derives revenue principally from the sale of power to retail customers and economy sales as follows:

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2005	2004	2005	2004
Retail sales	81%	86%	86%	88%
Economy sales	17	12	12	10

Revenues from the sale of electricity include fuel costs, which are passed through directly to customers, and base revenues. Base revenues refers to the Company’s revenues from the sale of electricity excluding such fuel costs. Economy sales are wholesale sales into markets outside the Company’s service territory.

The Company’s retail base revenues percentages by customer class are presented below:

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2005	2004	2005	2004
Residential	39%	39%	38%	38%
Commercial and industrial, small	36	35	37	36
Commercial and industrial, large	9	10	9	10
Sales to public authorities	16	16	16	16

Total base revenues	100%	100%	100%	100%

No retail customer accounted for more than 2% of the Company’s base revenues during such periods. In addition, sales for resale base revenues accounted for less than 1% of base revenues.

Palo Verde, which represents approximately 40% of the Company’s available net generating capacity and approximately 56% and 49% of the Company’s available energy for the three and twelve months ended March 31, 2005, respectively, is subject to performance standards in Texas. If such performance standards are not met, the Company is subject to a penalty. See Part I, “Business–Regulation–Texas Regulatory Matters–Palo Verde Performance Standards of the 2004 Form 10-K.”

Historical Results of Operations

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2005	2004	2005	2004
Income before extraordinary item (in thousands)	$4,757	$2,914	$35,212	$21,193
Diluted earnings per share before extraordinary item	0.10	0.06	0.73	0.44

Income for the three months ended March 31, 2005 increased $1.8 million or $0.04 diluted earnings per share, compared to the results for the same period a year ago. This after-tax increase resulted primarily from (i) increased 2005 economy sales margins of $1.5 million; (ii) loss on extinguishments of debt of $1.3 million in the quarter ended March 31, 2004 with no comparable amount in the current quarter; (iii) a $0.7 million 2005 decrease in taxes other than income taxes; (iv) decreased 2005 insurance expenses of $0.4 million; (v) decreased 2005 outside services of $0.4 million; and (vi) a $0.4 million 2005 increase in investment and interest income. These increases were partially offset by decreased 2005 retail base revenues of $2.2 million after-tax and increased 2005 non-Palo Verde operating and maintenance expenses of $0.7 million after-tax.

Income before the extraordinary item for the twelve months ended March 31, 2005 increased $14.0 million or $0.29 diluted earnings per share, compared to the results for the same period a year ago.

This after-tax increase resulted primarily from (i) the 2003 asset impairment loss on the CIS project of $10.7 million with no comparable loss in the current period; (ii) the recording of the benefits of the IRS settlement of $6.2 million with no comparable amount in the previous period; (iii) the Texas fuel disallowance in Docket No. 26194 of $2.8 million that was recorded in 2003 with no comparable amount in the current period; (iv) increased 2005 economy sales margins of $2.0 million; (v) decreased 2005 insurance expenses of $1.8 million; (vi) decreased 2005 interest charges on long-term debt of $1.5 million; and (vii) increased 2005 investment and interest income of $1.3 million. These increases were partially offset by the following items, which are presented on an after-tax basis (i) increased 2005 pension and benefits expense of $3.9 million; (ii) decreased 2005 retail base revenues of $2.9 million; (iii) increased 2005 depreciation expense of $2.8 million; (iv) increased 2005 Palo Verde expenses of $2.2 million; and (v) increased 2005 non-Palo Verde operation and maintenance costs of $1.2 million.

Operating revenues net of energy expenses decreased $0.5 million for the three months ended March 31, 2005 compared to the same period last year primarily due to decreased retail base revenues of $3.5 million. This decrease was partially offset by increased economy sale margins and sales of $2.4 million.

Operating revenues net of energy expenses increased $2.3 million for the twelve months ended March 31, 2005 compared to the previous period primarily due to (i) the Texas fuel disallowance of $4.5 million recorded in the fourth quarter of 2003; (ii) increased 2005 economy margins and sales of $3.3 million; and (iii) $1.3 million expense related to fuel settlement agreements primarily with Enron North America, Corp. recorded in the prior period with no comparable amount in the current period. This increase was partially offset by decreased 2005 retail base revenues of $4.7 million and a $2.4 million increase in the coal reclamation liability recorded in the fourth quarter of 2004 with no comparable amount in the previous period.

Comparisons of kWh sales and operating revenues are shown below (in thousands):

			Increase (Decrease)
Quarter Ended March 31:	2005	2004	Amount	Percent
kWh sales:
Retail:
Residential	449,464	468,317	(18,853)	(4.0)%
Commercial and industrial, small	435,490	454,848	(19,358)	(4.3)
Commercial and industrial, large	267,840	303,390	(35,550)	(11.7	)(1)
Sales to public authorities	268,046	278,904	(10,858)	(3.9)

Total retail sales	1,420,840	1,505,459	(84,619)	(5.6)

Wholesale:
Sales for resale	8,165	9,267	(1,102)	(11.9)
Economy sales	587,111	486,620	100,491	20.7	(2)

Total wholesale sales	595,276	495,887	99,389	20.0

Total kWh sales	2,016,116	2,001,346	14,770	0.7

Operating revenues:
Base revenues:
Retail:
Residential	$39,235	$40,171	$(936)	(2.3)%
Commercial and industrial, small	35,364	36,101	(737)	(2.0)
Commercial and industrial, large	9,274	10,290	(1,016)	(9.9	)(1)
Sales to public authorities	15,737	16,558	(821)	(5.0)

Total retail base revenues	99,610	103,120	(3,510)	(3.4)
Wholesale:
Sales for resale	325	392	(67)	(17.1)

Total base revenues	99,935	103,512	(3,577)	(3.5)

Fuel revenues	29,528	31,274	(1,746)	(5.6)
Economy sales	26,710	18,964	7,746	40.8	(2)
Other	3,012	2,102	910	43.3	(3)(4)

Total operating revenues	$159,185	$155,852	$3,333	2.1

(1)	Primarily due to the closure or significantly reduced operations of several customers.
(2)	Primarily due to increased available generation and higher market prices.
(3)	Primarily due to increased transmission revenues.
(4)	Represents revenues with no related kWh sales.

			Increase (Decrease)
Twelve Months Ended March 31:	2005	2004	Amount	Percent
kWh sales:
Retail:
Residential	1,967,232	1,969,286	(2,054)	(0.1)%
Commercial and industrial, small	2,096,464	2,114,145	(17,681)	(0.8)
Commercial and industrial, large	1,200,875	1,235,714	(34,839)	(2.8)
Sales to public authorities	1,232,146	1,245,747	(13,601)	(1.1)

Total retail sales	6,496,717	6,564,892	(68,175)	(1.0)

Wholesale:
Sales for resale	39,991	67,129	(27,138)	(40.4	)(1)
Economy sales	1,938,958	1,791,814	147,144	8.2

Total wholesale sales	1,978,949	1,858,943	120,006	6.5

Total kWh sales	8,475,666	8,423,835	51,831	0.6

Operating revenues:
Base revenues:
Retail:
Residential	$173,816	$174,247	$(431)	(0.2)%
Commercial and industrial, small	165,023	165,830	(807)	(0.5)
Commercial and industrial, large	42,134	43,698	(1,564)	(3.6)
Sales to public authorities	71,899	73,805	(1,906)	(2.6)

Total retail base revenues	452,872	457,580	(4,708)	(1.0)
Wholesale:
Sales for resale	1,608	3,225	(1,617)	(50.1	)(1)

Total base revenues	454,480	460,805	(6,325)	(1.4)

Fuel revenues	159,306	132,538	26,768	20.2	(2)
Economy sales	86,279	70,469	15,810	22.4	(3)
Other	11,896	8,916	2,980	33.4	(4)(5)

Total operating revenues	$711,961	$672,728	$39,233	5.8

(1)	Primarily due to sales to the CFE in 2003 with no comparable sales in 2004.
(2)	Primarily due to an increase in recoverable fuel expenses as a result of an increase in the price and volume of natural gas burned and an increase in purchased power costs.
(3)	Primarily due to increased available generation and higher market prices.
(4)	Primarily due to increased transmission revenues.
(5)	Represents revenues with no related kWh sales.

Other operations expense increased $0.4 million for the three months ended March 31, 2005 compared to the same period last year primarily due to increased (i) pension and benefits expense of $0.7 million relating to employee bonuses accrual; (ii) increased 2005 non-Palo Verde operations expense of $0.8 million; and (iii) increased 2005 Palo Verde operations expense of $0.4 million. These increases were partially offset by decreased insurance related expenses of $0.7 million and decreased outside services of $0.7 million.

Other operations expense increased $4.1 million for the twelve months ended March 31, 2005 compared to the same period last year primarily due to (i) increased 2005 pension and benefits expense of $6.3 million (including a $4.0 million increase in employee bonuses); (ii) increased 2005 Palo Verde operations expense of $1.7 million; and (iii) increased 2005 non-Palo Verde operations expense of $1.4 million. These increases were partially offset by (i) decreased 2005 insurance related expenses of $2.9 million; (ii) decreased 2005 customer account expense of $1.5 million; and (iii) decreased outside services of $1.2 million.

The Company abandoned a CIS project and recognized an asset impairment loss of $17.6 million in September 2003. The Company is now analyzing various options to meet its current and projected CIS needs.

Maintenance expense decreased $0.2 million for the three months ended March 31, 2005 compared to the same period last year primarily due to reduced 2005 maintenance at Palo Verde of $0.5 million partially offset by increased 2005 non-Palo Verde maintenance of $0.3 million.

Maintenance expense increased $2.6 million for the twelve months ended March 31, 2005 compared to the same period last year primarily due to increased 2005 maintenance at Palo Verde of $1.8 million and increased 2005 non-Palo Verde maintenance of $0.6 million.

Depreciation and amortization expense increased $0.4 million and $4.4 million for the three and twelve months ended March 31, 2005, respectively, compared to the same periods last year due to increases in depreciable plant balances. The twelve month increase was also due to the implementation of new depreciation rates based on a new depreciation study.

Taxes other than income taxes decreased $1.1 million and $1.7 million for the three and twelve months ended March 31, 2005, respectively, compared to the same periods last year. The decrease was primarily due to a June 2004 change in New Mexico law which changed the way the occupation street rental tax was recorded and a decrease in property tax compared to the prior period.

Other income (deductions) increased $2.6 million for the three months ended March 31, 2005 compared to the same period last year primarily due to losses on extinguishments of debt of $2.1 million recorded in 2004 with no comparable activity in 2005, and an adjustment of $0.7 million reducing interest income associated with the resolution of the Texas fuel reconciliation in PUC Docket No. 26194 recorded in 2004 with no comparable activity in 2005.

Other income (deductions) decreased $0.3 million for the twelve months ended March 31, 2005 compared to the same period last year primarily due to an increase of $1.1 million related to losses on extinguishments of debt and the receipt of $0.9 million of sales tax refunds in the prior period with no comparable activity in the current period. These decreases were partially offset by increased investment income of $1.3 million related to the decommissioning trust funds.

Interest charges (credits) decreased $1.0 million for the three months ended March 31, 2005 compared to the same period last year primarily due to (i) a $0.7 million decrease resulting from a reduction of outstanding debt as a result of open market purchases of the Company’s first mortgage bonds and (ii) increased capitalized interest of $0.3 million due to an increase in construction work in progress expenditures related to Palo Verde Units 1 and 3 steam generators.

Interest charges (credits) decreased $1.5 million for the twelve months ended March 31, 2005 compared to the same period last year primarily due to a $2.5 million decrease resulting from a reduction of outstanding debt as a result of open market purchases of the Company’s first mortgage bonds partially offset by a reduction in capitalized interest of $1.3 million as a result of transferring Palo Verde Unit 2 steam generators to plant in service.

Income tax expense increased $1.9 million for the three months ended March 31, 2005 compared to the same period last year primarily due to changes in pretax income and certain permanent differences and adjustments. Income tax expense, before the effect of an extraordinary item, decreased $2.4 million for the twelve months ended March 31, 2005 compared to the same period last year, primarily due to the $6.2 million benefit for the IRS settlement offset by changes in pretax income and certain permanent differences.

Extraordinary gain on re-application of SFAS No. 71 relates to the Company’s third quarter 2004 determination that it met the criteria necessary to re-apply SFAS No. 71 to its New Mexico jurisdiction. The decision was based on the Company’s receiving the New Mexico Commission’s approval for new rates that were based upon the Company’s cost of service and the fact that New Mexico had repealed its electric utility restructuring law. The re-application of SFAS No. 71 to the Company’s New Mexico jurisdiction resulted in the recording of a $1.8 million extraordinary gain, net of tax.

In December 2004, the FASB issued a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 (revised) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (revised) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with some limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – “the requisite service period” – typically the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS No. 123 (revised) is effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. SFAS No. 123 (revised) applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. Additionally, compensation cost for outstanding awards for which the requisite service has not been rendered as of the effective date shall be expensed as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for pro forma disclosure under SFAS No. 123. Due to timing of the release of SFAS No. 123 (revised), the Company has not yet completed the analysis of the ultimate impact that this new pronouncement will have on the Company’s financial statements but does not expect this statement to have an effect materially different than the pro forma disclosures provided in Note A.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (“FIN 47”). FIN 47 clarifies that the term “conditional” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” which refers to a legal obligation to perform an asset retirement activity even if the timing and/or settlement are conditional on a future event that may or may not be within the control of an entity. Accordingly, the entity must record a liability for the conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. The interpretation is effective for companies no later than the end of the fiscal year ending after

December 15, 2005. The Company is evaluating the impact of FIN 47 on its consolidated financial statements.

Liquidity and Capital Resources

The Company’s principal liquidity requirements in the near-term are expected to consist of the refinancing of the Company’s pollution control bonds and its first mortgage bonds, interest payments on the Company’s indebtedness, operating and capital expenditures related to the Company’s generating facilities and transmission and distribution systems, and income and other taxes. The Company expects that, for all but the debt refinancing, cash flows from operations will be sufficient for such purposes. As of March 31, 2005, the Company had approximately $40.0 million in cash and cash equivalents, an increase of $10.6 million from the balance of $29.4 million on December 31, 2004.

Pollution control bonds of $193.1 million are subject to remarketing on August 1, 2005, and first mortgage bonds of $175.8 million are scheduled to mature in 2006. Additionally, the Company has $183.6 million of first mortgage bonds which become callable in 2006 and which may be refinanced at that time if market conditions are favorable. During the first quarter of 2005, the Company entered into treasury rate lock agreements to hedge against potential movements in the treasury reference interest rates. These treasury rate locks expire during the second quarter of 2005. Treasury rates have fallen since the Company entered into these agreements. Should treasury rates remain at these lower levels or continue to fall, a cash payment will be due when these agreements expire. Assuming treasury rates at the expiration of the hedges are the same as treasury rates as of April 29, 2005, a cash payment of $22.9 million would be due. The Company’s ability to access capital and credit markets may be adversely affected by uncertainties related to its operating results, conditions in the credit markets and debt rating agency actions.

The Company has filed a shelf registration statement on Form S-3 with the SEC which became effective on May 5, 2005. The shelf registration statement enables the Company to offer and issue debt securities, first mortgage bonds, shares of stock and certain other securities from time to time in one or more offerings of up to $1.0 billion.

On May 5, 2005, the Company announced that it has commenced a cash tender offer for any and all of its 8.90% Series D First Mortgage Bonds due February 1, 2006 and its 9.40% Series E First Mortgage Bonds due May 1, 2011, which are callable by the Company beginning on February 1, 2006 (collectively, the “Bonds”). The total outstanding principal amount of the Bonds subject to the offer is approximately $359.4 million. See Part II, Item 5, “Other Information.”

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

Replacement power costs expected to be incurred during the replacement of Palo Verde steam generators are not included in construction costs. Studies indicate that the Company will need additional supply-side and demand-side resources to meet increasing load requirements on its system. As a result, the Company is currently evaluating various alternatives to meet its load requirements.

The Company’s estimated cash construction costs for 2005 through 2008 are approximately $498 million. Actual costs may vary from the construction program estimates shown. Such estimates are reviewed and updated periodically to reflect changed conditions.

By Year (1)(2) (In millions)		By Function (In millions)
2005	$95	Production (1)(2)	$284
2006	83	Transmission	32
2007	141	Distribution	126
2008	179	General	56

Total	$498	Total	$498

(1)	Does not include acquisition costs for nuclear fuel. See Part I “Energy Sources – Nuclear Fuel” in the 2004 Form 10-K.
(2)	Includes $159.6 million for local generation, $15.4 million for the Four Corners Station and $109.4 million for the Palo Verde Station.

During the twelve months ended March 31, 2005 and 2004, the Company utilized $55.5 million and $11.6 million, respectively, of regular federal tax loss carryforwards. The significant reduction in federal tax loss carryforwards during the twelve months ended March 31, 2005 was primarily related to the IRS settlement. The Company anticipates that existing federal tax loss carryforwards will be fully utilized in 2005 and the Company’s cash flow requirements are expected to include greater amounts of cash for income taxes than has existed in recent years.

The Company is continually evaluating its funding requirements related to its retirement plans, other postretirement benefit plans, and decommissioning trust funds. To date, the Company has contributed $5.1 million of its projected $18.5 million 2005 annual contribution to its retirement plans. The Company has also contributed $0.9 million of its projected $3.4 million 2005 annual contribution to its postretirement benefit plan and $1.5 million of its projected $6.2 million 2005 annual contribution to the decommissioning trust funds.

The $100 million revolving credit facility provides up to $70 million for nuclear fuel purchases. Any amounts not borrowed by the Company for nuclear fuel purchases are available for use for working capital needs. As of March 31, 2005, approximately $39.2 million had been drawn for nuclear fuel purchases. No amounts are currently outstanding on this facility for working capital needs. The revolving credit facility was renewed for a five-year term in December 2004. During the term of the agreement, the revolving credit facility may be increased to $150 million at the request of the Company.

Since inception of its deleveraging program in 1996, the Company has repurchased or retired with internally generated cash $586.5 million of first mortgage bonds. No first mortgage bonds were repurchased during the first quarter of 2005. Common stock equity as a percentage of capitalization, including current portion of long-term debt and financing obligations, was 48% as of March 31, 2005.

Since the inception of the stock repurchase programs in 1999, the Company repurchased approximately 15.3 million shares in total at an aggregate cost of $175.6 million, including commissions. No shares were repurchased during the first quarter of 2005. The Company may continue making purchases of its stock pursuant to its stock repurchase plan at open market prices and may engage in private transactions, where appropriate. The repurchased shares will be available for issuance under employee benefit and stock option plans, or may be retired.

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

Our Costs Could Increase if There are Problems at the Palo Verde Nuclear Generating Station

A significant percentage of our generating capacity, assets and operating expenses is attributable to Palo Verde. The Company’s 15.8% interest in each of the three Palo Verde units total approximately 600 MW of generating capacity. Palo Verde represents approximately 40% of our available net generating capacity and represented approximately 56% of our available energy for the three months ended March 31, 2005. We face the risk of additional or unanticipated costs at Palo Verde resulting from (i) increases in operation and maintenance expenses; (ii) the replacement of steam generators in Palo Verde Units 1 and 3; (iii) an extended outage of any of the Palo Verde units; (iv) increases in estimates of decommissioning costs; (v) the storage of radioactive waste, including spent nuclear fuel; (vi) insolvency of other Palo Verde Participants; and (vii) compliance with the various requirements and regulations governing commercial nuclear generating stations. At the same time, the Company’s retail base rates in Texas are effectively capped through a rate freeze ending in August 2005. As a result, the Company cannot raise its base rates in Texas prior to the expiration of the Freeze Period in the event of increases in non-fuel costs or loss of revenue. Additionally, should retail competition occur, there may be competitive pressure on the Company’s power generation rates which could reduce its profitability. The Company cannot assure that its revenues will be sufficient to recover any increased costs, including any increased costs in connection with Palo Verde or other operations, whether as a result of inflation, changes in tax laws or regulatory requirements, or other causes.

Our Retail Rates Are Subject to Change Following the Termination of our Ten-Year Rate Freeze in August 2005

Our rates in Texas, which accounted for 63% of our revenues for the three months ended March 31, 2005, have been frozen and not subject to regulatory review since August 2, 1995. The Freeze Period expires on August 1, 2005. Thereafter, we will be subject to traditional cost of service regulation by the Texas cities that we serve and the Texas Commission. There can be no assurance that we will be able to maintain our Texas rates after expiration of the Freeze Period. In addition, the end of the Freeze Period may mean that we will no longer be entitled to retain 50% of our margins from off-system sales. If a return to cost of service regulation leads to lower rates or the retention by us of less of the margin from off-system sales, there would be a material negative impact on our revenues, earnings, cash flows and financial position.

Our Franchise With the City of El Paso Expires in August 2005

El Paso is the largest city in our service area, representing 54% of our revenues for the three months ended March 31, 2005. Our ten-year franchise with the City of El Paso expires on August 1, 2005 and there can be no assurance that we will be able to negotiate a new franchise on terms that are acceptable to us.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk due to changes in interest rates, equity prices and commodity prices. See the Company’s 2004 Form 10-K, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” for a complete discussion of the market risks faced by the Company and the Company’s market risk sensitive assets and liabilities. As of March 31, 2005, there have been no material changes in the market risks faced by the Company or the fair values of assets and liabilities disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Company’s 2004 Form 10-K, except as discussed below.

During the first quarter of 2005, the Company entered into treasury rate lock agreements to hedge against potential movements in the treasury reference interest rates. These treasury rate locks expire during the second quarter of 2005. The treasury rate lock agreements meet the criteria for hedge accounting and are designated as a highly effective cash flow hedge. In accordance with cash flow hedge accounting, the Company recorded the fair value of the cash flow hedge at March 31, 2005 of $1.8 million, net of tax, as a component of accumulated other comprehensive loss. The Company will adjust the value of the hedge gain or loss until the position is closed which will occur sometime during the second quarter of 2005. The accumulated other comprehensive gain or loss associated with the cash flow hedge will be recognized in earnings as interest expense is accrued on applicable debt obligations.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. During the period covered by this report, the Company’s chief executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2005, (the “Evaluation Date”), concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures (as required by paragraph (b) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15) were adequate and designed to ensure that material information relating to the Company and the Company’s consolidated subsidiary would be made known to them by others within those entities.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting in connection with the evaluation required by paragraph (d) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15, that occurred during the quarter ended March 31, 2005, that materially affected, or that were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company hereby incorporates by reference the information set forth in Part I of this report under Notes B and E of Notes to Consolidated Financial Statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In February 2004, the Company’s Board of Directors authorized a new stock repurchase program permitting the repurchase of up to 2 million shares of its outstanding common stock. Approximately 1.7 million shares remain authorized to be repurchased under the program. No shares were repurchased during the first quarter of 2005.

Item 5. Other Information

Sixth Supplement to General Mortgage Indenture and Deed of Trust

On May 5, 2005, the Company entered into a Sixth Supplemental Indenture to the General Mortgage Indenture and Deed of Trust dated as of February 1, 1996 between the Company and U.S. Bank National Association, as successor to State Street Bank and Trust Company, as Trustee (the “General Mortgage”), which amends the covenants and events of default contained in the First Supplemental Indenture to the General Mortgage at such time as there are no longer outstanding any of the Company’s Series D or Series E First Mortgage Bonds under the General Mortgage.

Tender Offer

On May 5, 2005, the Company announced that it has commenced a cash tender offer (the “Tender Offer”) for any and all of its 8.90% Series D First Mortgage Bonds due February 1, 2006 and its 9.40% Series E First Mortgage Bonds due May 1, 2011, which are callable by the Company beginning on February 1, 2006 (collectively, the “Bonds”). The total outstanding principal amount of the Bonds subject to the Tender Offer is approximately $359.4 million. The terms and conditions of the Tender Offer are more fully described in a Form 8-K filed by the Company on May 5, 2005.

Item 6. Exhibits

See Index to Exhibits incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EL PASO ELECTRIC COMPANY

By:	/s/ SCOTT D. WILSON
Scott D. Wilson
Senior Vice President
and Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Dated: May 6, 2005

EL PASO ELECTRIC COMPANY

INDEX TO EXHIBITS

Exhibit Number	Exhibit
4.01	Sixth Supplemental Indenture dated as of May 5, 2005 to General Mortgage Indenture and Deed of Trust dated as of February 1, 1996 between the Company and U.S. Bank National Association as trustee

†10.01	Form of Directors’ Restricted Stock Award Agreement between the Company and certain directors of the Company. (Identical in all material respects to Exhibit 10.07 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

10.02	Eight Treasury Rate Lock agreements between the Company and Credit Suisse First Boston International

††10.03	Master Power Purchase and Sale Agreement and Transaction Agreement, dated as of July 7, 2004, between the Company and Southwestern Public Service Company

15	Letter re Unaudited Interim Financial Information

31.01	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	In lieu of non-employee director cash compensation, four agreements, dated as of January 3, 2005 and April 1, 2005, substantially identical in all material respects to this Exhibit, have been entered into with Kenneth R. Heitz; and Patricia Z. Holland-Branch directors of the Company.

††	Confidential treatment has been requested for the redacted portions of Exhibit 10.03. The copy filed herewith omits the information subject to the confidentiality request. Omissions are designated as “****.” A complete version of this Exhibit has been filed separately with the Securities and Exchange Commission.