Form 10-Q
period 2005-06-30
EL PASO ELECTRIC CO /TX/
filed 2005-08-09
CIK 31978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of August 1, 2005, there were 47,948,665 shares of the Company’s no par value common stock outstanding.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

(i)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

ASSETS

(In thousands)

	June 30, 2005 (Unaudited)	December 31, 2004
Utility plant:
Electric plant in service	$1,843,846	$1,839,924
Less accumulated depreciation and amortization	(710,500)	(666,774)

Net plant in service	1,133,346	1,173,150
Construction work in progress	102,894	74,853
Nuclear fuel; includes fuel in process of $6,800 and $7,128, respectively	67,367	69,239
Less accumulated amortization	(32,293)	(34,195)

Net nuclear fuel	35,074	35,044

Net utility plant	1,271,314	1,283,047

Current assets:
Cash and temporary investments	9,960	29,401
Accounts receivable, principally trade, net of allowance for doubtful accounts of $2,660 and $3,071, respectively	78,922	70,710
Accumulated deferred income taxes	2,644	6,509
Inventories, at cost	24,799	25,193
Undercollection of fuel revenues	37,355	19,302
Income taxes receivables	16,983	14,919
Prepayments and other	13,323	11,587

Total current assets	183,986	177,621

Deferred charges and other assets:
Decommissioning trust funds	91,560	89,363
Regulatory assets	23,944	18,487
Other	15,366	12,837

Total deferred charges and other assets	130,870	120,687

Total assets	$1,586,170	$1,581,355

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Continued)

CAPITALIZATION AND LIABILITIES

(In thousands except for share data)

	June 30, 2005 (Unaudited)	December 31, 2004
Capitalization:
Common stock, stated value $1 per share, 100,000,000 shares authorized, 63,183,635 and 62,665,550 shares issued, and 129,189 and 102,630 restricted shares, respectively	$63,313	$62,768
Capital in excess of stated value	273,719	268,771
Deferred and unearned compensation	217	1,127
Retained earnings	386,905	386,110
Accumulated other comprehensive loss, net of tax	(25,933)	(10,553)

	698,221	708,223
Treasury stock, 15,365,108 shares, at cost	(176,076)	(176,076)

Common stock equity	522,145	532,147
Long-term debt, net of current portion	590,825	359,362
Financing obligations, net of current portion	20,120	20,274

Total capitalization	1,133,090	911,783

Current liabilities:
Current portion of long-term debt and financing obligations	25,850	214,092
Accounts payable, principally trade	30,034	34,404
Taxes accrued other than federal income taxes	12,341	15,719
Interest accrued	7,284	13,609
Overcollection of fuel revenues	492	520
Other	22,487	24,726

Total current liabilities	98,488	303,070

Deferred credits and other liabilities:
Accumulated deferred income taxes	101,077	111,991
Accrued postretirement benefit liability	101,956	98,827
Asset retirement obligation	63,256	60,388
Accrued pension liability	43,372	49,055
Regulatory liabilities	15,252	15,682
Other	29,679	30,559

Total deferred credits and other liabilities	354,592	366,502

Commitments and contingencies
Total capitalization and liabilities	$1,586,170	$1,581,355

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except for share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Operating revenues	$189,300	$182,206	$348,485	$338,058

Energy expenses:
Fuel	56,827	47,804	101,055	86,853
Purchased and interchanged power	19,454	21,742	30,941	34,594

	76,281	69,546	131,996	121,447

Operating revenues net of energy expenses	113,019	112,660	216,489	216,611

Other operating expenses:
Other operations	43,686	41,368	85,555	82,828
Maintenance	13,112	10,751	22,066	19,954
Depreciation and amortization	23,855	23,247	47,425	46,426
Taxes other than income taxes	10,033	10,956	20,449	22,493

	90,686	86,322	175,495	171,701

Operating income	22,333	26,338	40,994	44,910

Other income (deductions):
Investment and interest income, net	1,013	441	1,938	712
Loss on extinguishments of debt	(19,418)	(1,732)	(19,418)	(3,838)
Miscellaneous other income	598	—	600	—
Miscellaneous other deductions	(723)	(788)	(1,559)	(1,439)

	(18,530)	(2,079)	(18,439)	(4,565)

Interest charges (credits):
Interest on long-term debt and financing obligations	11,434	12,306	23,417	24,979
Other interest	105	139	227	287
Interest capitalized and AFUDC	(1,303)	(821)	(2,389)	(1,591)

	10,236	11,624	21,255	23,675

Income (loss) before income taxes	(6,433)	12,635	1,300	16,670
Income tax expense (benefit)	(2,471)	4,936	505	6,057

Net income (loss)	$(3,962)	$7,699	$795	$10,613

Basic earnings (losses) per share	$(0.08)	$0.16	$0.02	$0.22

Diluted earnings (losses) per share	$(0.08)	$0.16	$0.02	$0.22

Weighted average number of shares outstanding	47,703,969	47,500,257	47,555,444	47,475,778

Weighted average number of shares and dilutive potential shares outstanding	47,703,969	47,966,465	47,978,035	47,933,383

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except for share data)

	Twelve Months Ended June 30,
	2005	2004
Operating revenues	$719,055	$692,436

Energy expenses:
Fuel	208,626	181,968
Purchased and interchanged power	62,798	63,555

	271,424	245,523

Operating revenues net of energy expenses	447,631	446,913

Other operating expenses:
Other operations	176,263	168,021
Impairment loss on CIS project	—	17,576
Maintenance	47,302	37,430
Depreciation and amortization	94,371	90,710
Taxes other than income taxes	40,540	43,121

	358,476	356,858

Operating income	89,155	90,055

Other income (deductions):
Investment and interest income, net	4,630	2,025
Loss on extinguishments of debt	(20,936)	(3,838)
Miscellaneous other income	849	614
Miscellaneous other deductions	(2,645)	(2,615)

	(18,102)	(3,814)

Interest charges (credits):
Interest on long-term debt and financing obligations	47,606	50,488
Other interest	475	793
Interest capitalized and AFUDC	(4,225)	(4,498)

	43,856	46,783

Income before income taxes and extraordinary item	27,197	39,458
Income tax expense	3,646	15,488

Income before extraordinary item	23,551	23,970
Extraordinary gain on re-application of SFAS No. 71, net of tax	1,802	—

Net income	$25,353	$23,970

Basic earnings per share:
Income before extraordinary item	$0.49	$0.50
Extraordinary gain on re-application of SFAS No. 71, net of tax	0.04	—

Net income	$0.53	$0.50

Diluted earnings per share:
Income before extraordinary item	$0.49	$0.50
Extraordinary gain on re-application of SFAS No. 71, net of tax	0.04	—

Net income	$0.53	$0.50

Weighted average number of shares outstanding	47,466,183	47,677,134

Weighted average number of shares and dilutive potential shares outstanding	48,037,571	48,123,497

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2005	2004	2005	2004	2005	2004
Net income (loss)	$(3,962)	$7,699	$795	$10,613	$25,353	$23,970
Other comprehensive income (loss):
Minimum pension liability adjustment	—	—	—	—	(1,413)	(4,234)
Net unrealized gains (losses) on marketable securities:
Net holding gains (losses) arising during period	57	(1,066)	(1,913)	(779)	(783)	3,848
Reclassification adjustments for net (gains) losses included in net income	64	(115)	155	(348)	78	(422)
Net unrealized losses on cash flow hedges:
Net holding losses arising during period	(19,536)	—	(22,439)	—	(22,439)	—
Reclassification adjustment for interest expense included in net income	20	—	20	—	20	—

Total other comprehensive loss before income taxes	(19,395)	(1,181)	(24,177)	(1,127)	(24,537)	(808)

Income tax benefit (expense) related to items of other comprehensive income (loss):
Minimum pension liability adjustment	—	—	—	—	532	1,673
Net unrealized gains (losses) on marketable securities	(24)	236	352	225	142	(165)
Net unrealized losses on cash flow hedges	7,352	—	8,445	—	8,445	—

Total income tax benefit	7,328	236	8,797	225	9,119	1,508

Other comprehensive income (loss), net of tax	(12,067)	(945)	(15,380)	(902)	(15,418)	700

Comprehensive income (loss)	$(16,029)	$6,754	$(14,585)	$9,711	$9,935	$24,670

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$795	$10,613
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of electric plant in service	47,425	46,426
Amortization of nuclear fuel	7,996	8,193
Deferred income taxes, net	1,783	(1,084)
Loss on extinguishments of debt	19,418	3,838
Other amortization and accretion	5,757	4,456
Gain on sale of asset	(373)	—
Other operating activities	—	1
Change in:
Accounts receivable	(8,212)	(4,847)
Inventories	98	71
Net (under)/overcollection of fuel revenues	(18,081)	(8,411)
Prepayments and other	(4,541)	(3,573)
Accounts payable	(4,370)	11,104
Taxes accrued other than federal income taxes	(3,378)	(1,248)
Interest accrued	(6,325)	(618)
Other current liabilities	(2,239)	(1,963)
Deferred charges and credits	(5,189)	4,653

Net cash provided by operating activities	30,564	67,611

Cash flows from investing activities:
Cash additions to utility property, plant and equipment	(35,769)	(30,010)
Cash additions to nuclear fuel	(7,844)	(7,602)
Proceeds from sale of asset	1,944	—
Capitalized interest and AFUDC:
Utility property, plant and equipment	(2,207)	(1,476)
Nuclear fuel	(182)	(115)
Decommissioning trust funds:
Purchases, including funding of $3.1 million	(8,003)	(9,392)
Sales and maturities	4,054	5,272
Other investing activities	1,689	(1,755)

Net cash used for investing activities	(46,318)	(45,078)

Cash flows from financing activities:
Proceeds from exercise of stock options	3,637	305
Repurchases of treasury stock	—	(746)
Proceeds from issuance of long-term notes payable	397,688	—
Repurchases of and payments on first mortgage bonds	(381,847)	(29,067)
Settlement on derivative instruments classified as cash flow hedges	(22,439)	—
Financing obligations:
Proceeds	14,063	8,198
Payments	(9,291)	(8,465)
Other financing activities	(5,498)	(256)

Net cash used for financing activities	(3,687)	(30,031)

Net decrease in cash and temporary investments	(19,441)	(7,498)
Cash and temporary investments at beginning of period	29,401	34,426

Cash and temporary investments at end of period	$9,960	$26,928

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A.	Principles of Preparation

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Annual Report of El Paso Electric Company on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”). Capitalized terms used in this report and not defined herein have the meaning ascribed for such terms in the 2004 Form 10-K. In the opinion of management of the Company, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at June 30, 2005 and December 31, 2004; the results of its operations and comprehensive operations for the three, six and twelve months ended June 30, 2005 and 2004; and its cash flows for the six months ended June 30, 2005 and 2004. The results of operations and comprehensive operations for the three and six months ended June 30, 2005 and the cash flows for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full calendar year.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss), as reported	$(3,962)	$7,699	$795	$10,613
Deduct: Compensation expense, net of tax	202	229	425	458

Pro forma net income	$(4,164)	$7,470	$370	$10,155

Basic earnings (losses) per share:
As reported	$(0.08)	$0.16	$0.02	$0.22
Pro forma	(0.09)	0.16	0.01	0.21
Diluted earnings (losses) per share:
As reported	(0.08)	0.16	0.02	0.22
Pro forma	(0.09)	0.16	0.01	0.21

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Twelve Months Ended June 30,
	2005	2004
Net income, as reported	$25,353	$23,970
Deduct: Compensation expense, net of tax	879	916

Pro forma net income	$24,474	$23,054

Basic earnings per share:
As reported	$0.53	$0.50
Pro forma	0.52	0.48
Diluted earnings per share:
As reported	0.53	0.50
Pro forma	0.51	0.48

Unbilled Revenues. Accounts receivable include accrued unbilled revenues of $19.4 million and $18.0 million at June 30, 2005 and December 31, 2004, respectively.

Supplemental Cash Flow Disclosures (in thousands)

	Six Months Ended June 30,
	2005	2004
Cash paid for:
Interest on long-term debt and financing obligations	$29,004	$25,001
Income taxes	1,195	7,150
Non-cash financing activities:
Grants of restricted shares of common stock	1,984	776

B.	Regulation

Texas Regulatory Matters

The rates and services of the Company are regulated in Texas by municipalities and by the Texas Commission. The largest municipality in the Company’s service area is the City of El Paso (“City”). The Texas Commission has exclusive appellate jurisdiction to review municipal orders and ordinances regarding rates and services within municipalities in Texas and original jurisdiction over certain other activities of the Company. The decisions of the Texas Commission are subject to judicial review.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Extension of Rate Freeze and Franchise Agreement. On July 21, 2005, the Company entered into an agreement with the City to extend its existing freeze period for an additional five years expiring June 30, 2010. Under the new rate agreement which became effective as of July 1, 2005, most retail base rates will remain at their current level for the next five years. If, during the term of the agreement, the Company’s return on equity falls below the bottom of a defined range, the Company has the right to initiate a rate case and seek an adjustment to base rates. If the Company’s return on equity exceeds the top of the range, the Company will refund, at the City’s direction, an amount equal to 50% of the pre-tax return in excess of the ceiling. The range is market-based, and at current rates, would be a range of approximately 8% to 12%.

In addition, the Company will share with its Texas customers 25% of off-system sales margins and wheeling revenues. Under the prior rate agreement, the Company shared 50% of off-system sales margins and wheeling revenues with Texas customers. The Company has committed to spend at least 0.3% of its El Paso revenues on civic and charitable causes within the City. The Company and the City have agreed to engage the services of an independent consultant to review the reasonableness of certain operating expenses of the Company. If the consultant finds such expenses to be unreasonable, the parties will seek to negotiate an appropriate remedy. If the parties are unable to agree on a remedy, the agreement will terminate at the end of one year, and thereafter the Company would be subject to traditional rate regulation by the Texas cities it serves and by the Texas Commission. Consistent with the prior rate agreement, the new rate agreement may also be reopened by the City in the event of a merger or change in control of the Company to urge rate reductions based on post-merger synergy savings.

Since the agreement requires a variance to the substantive rules of the Texas Commission regarding the sharing of margins, the Company will seek Texas Commission approval of the margin sharing provisions of the agreement. If the Texas Commission does not approve the margin sharing, the Company and the City have agreed to negotiate in good faith to amend the rate agreement to achieve a similar economic result to the parties. The Company is unable to predict when or if the Texas Commission will approve such provisions.

On July 21, 2005, the Company also entered into a new franchise with the City. The franchise governs the Company’s usage of City-owned property, including the payment of franchise fees.

Under the terms of the new franchise agreement which became effective August 2, 2005, the City granted to the Company a new 25-year franchise. The franchise fee payable to the City will increase from 2% to 3.25% of revenues from customers within the City, and, subject to regulatory approvals, the Company will agree to construct its next power generating plant within the city limits of El Paso. The agreement further provides that the franchise cannot be assigned by the Company to a third party without the consent of the City.

Fuel. Although the Company’s base rates are frozen in Texas, pursuant to Texas Commission rules and the Texas Rate Stipulation, the Company’s fuel costs are passed through to its customers. The Company can request adjustments to its fuel factor to more accurately reflect projected energy costs

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

associated with providing electricity and seek recovery of past undercollections of fuel revenues, subject to periodic final review by the Texas Commission in fuel reconciliation proceedings.

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

On August 31, 2004, the Company filed an application to reconcile Texas jurisdictional fuel costs for the period January 1, 2002 to February 29, 2004 in PUC Docket No. 30143. The Company has incurred purchased power costs similar to those that were at issue in PUC Docket No. 26194 for this current fuel reconciliation case. The Company believes that it has accounted for its purchased power costs during the reconciliation period covered by PUC Docket No. 30143 in a manner consistent with the Texas Commission’s decision in PUC Docket No. 26194. However, the Texas Commission is currently conducting a generic rulemaking proceeding to determine a statewide policy for the appropriate pricing of capacity in purchased power contracts. There can be no assurance as to the outcome of the rulemaking and its potential impact on the Company with respect to fuel recovery in future reconciliation periods, including those in PUC Docket No. 30143. Additionally, intervenors in PUC Docket No. 30143 have filed testimony disputing as much as $44 million of the requested fuel and purchased power costs. This proceeding has been scheduled for hearing in October 2005. Although the ultimate outcome of the proceeding cannot be predicted with certainty, the Company believes the amount of under/overcollection of fuel revenues recorded as of June 30, 2005 is appropriate.

Substantial increases in the cost of natural gas and outages at Palo Verde during the second quarter of 2005 have led to under recovery of the Company’s Texas jurisdictional portion of the cost of the Company’s fuel by $34 million for the period from March 2004 to June 2005. On July 8, 2005, the Company filed a petition with the Texas Commission to increase its composite fuel factor from $0.02494 to $0.03056 per kWh. As part of that same petition, the Company also requested a 12-month surcharge of $28.2 million to address the undercollection of its fuel costs through the end of May 2005.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

C.	Common Stock

Common Stock Repurchase Program

Since the inception of the stock repurchase programs in 1999, the Company has repurchased approximately 15.3 million shares in total at an aggregate cost of $175.6 million, including commissions. Approximately 1.7 million shares remain authorized to be repurchased under the currently authorized program. No shares were repurchased during the second quarter of 2005. The Company may continue making purchases of its stock pursuant to its stock repurchase plan at open market prices and may engage in private transactions, where appropriate. The repurchased shares will be available for issuance under employee benefit and stock option plans, or may be retired.

Reconciliation of Basic and Diluted Earnings Per Share

The reconciliation of basic and diluted earnings per share before extraordinary item is presented below:

	Three Months Ended June 30,
	2005			2004
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands)			(In thousands)
Basic earnings per share:
Net income (loss)	$(3,962)	47,703,969	$(0.08)	$7,699	47,500,257	$0.16

Effect of dilutive securities:
Unvested restricted stock	—	—		—	17,505
Stock options	—	—		—	448,703

Diluted earnings per share:
Net income (loss)	$(3,962)	47,703,969	$(0.08)	$7,699	47,966,465	$0.16

	Six Months Ended June 30,
	2005			2004
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands)			(In thousands)
Basic earnings per share:
Net income	$795	47,555,444	$0.02	$10,613	47,475,778	$0.22

Effect of dilutive securities:
Unvested restricted stock	—	68,462		—	20,431
Stock options	—	354,129		—	437,174

Diluted earnings per share:
Net income	$795	47,978,035	$0.02	$10,613	47,933,383	$0.22

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Twelve Months Ended June 30,
	2005			2004
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands)			(In thousands)
Basic earnings per share:
Income before extraordinary item	$23,551	47,466,183	$0.49	$23,970	47,677,134	$0.50

Effect of dilutive securities:
Unvested restricted stock	—	104,935		—	50,111
Stock options	—	466,453		—	396,252

Diluted earnings per share:
Income before extraordinary item	$23,551	48,037,571	$0.49	$23,970	48,123,497	$0.50

Options excluded from the computation of diluted earnings per share because the exercise price was greater than the average market price for the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2005	2004	2005	2004	2005	2004
Options excluded	—	154,449	—	356,597	546	686,054
Exercise price range	—	$14.50 - $15.99	—	$13.77 - $15.99	$15.65 - $15.99	$11.88 - $15.99

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

Environmental Matters

The Company is subject to regulation with respect to air, soil and water quality, solid waste disposal and other environmental matters by federal, state, tribal and local authorities. Those authorities govern current facility operations and have continuing jurisdiction over facility modifications. Failure to comply with these environmental regulatory requirements can result in actions by regulatory agencies or other authorities that might seek to impose on the Company administrative, civil, and/or criminal penalties. If the United States regulates greenhouse gas emissions, the Company’s fossil fuel generation assets will be faced with the additional cost of monitoring, controlling and reporting these emissions, although, given the Company’s significant nuclear and gas fired portfolio, the Company does not believe

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

such regulations would impose greater burdens on the Company than on most other electric utilities. In addition, unauthorized releases of pollutants or contaminants into the environment can result in costly cleanup obligations that are subject to enforcement by regulatory agencies. Environmental regulations can change rapidly and are often difficult to predict. While the Company strives to prepare for and implement changes necessary to comply with changing environmental regulations, substantial expenditures may be required for the Company to comply with such regulations in the future.

The Company analyzes the costs of its obligations arising from environmental matters on an ongoing basis, and believes it has made adequate provision in its financial statements to meet such obligations. As a result of this analysis, the Company has a provision for environmental remediation obligations of approximately $1.2 million as of June 30, 2005, which is related to compliance with federal and state environmental standards. However, unforeseen expenses associated with compliance could have a material adverse effect on the future operations and financial condition of the Company.

The Company incurred the following expenditures during the three, six and twelve months ended June 30, 2005 and 2004 to comply with federal environmental statutes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2005	2004	2005	2004	2005	2004
Clean Air Act	$269	$424	$575	$654	$887	$1,156
Clean Water Act (1)	237	130	336	356	1,186	623

(1)	Includes $0.6 million in remediation costs for the twelve months ended June 30, 2005.

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

material liability it would face pursuant to the Comprehensive Environmental Response, Comprehensive Liability Act of 1980, also known as the Superfund law.

Tax Matters

The Company’s federal income tax returns for the years 1999 through 2002 have been examined by the IRS. On May 9, 2005, the Company received the IRS notice of proposed deficiency. The primary audit adjustments proposed by the IRS related to (i) whether the Company was entitled to deduct payments related to the repair of the Palo Verde Unit 2 steam generators and (ii) whether the Company was entitled to deduct payments related to the dry cask storage facilities for spent nuclear fuel. The Company has protested the audit adjustments through administrative appeals and believes that its treatment of the payments is supported by substantial legal authority. In the event that the IRS prevails, the resulting income tax and interest payments could be material to the Company’s cash flows. The Company believes that the audit adjustments can be resolved through administrative appeals and that adequate provision has been made through June 30, 2005, for any additional tax that may be due.

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

On January 16, 2003, the Company was served with a complaint on behalf of a purported class of shareholders alleging violations of the federal securities laws (Roth v. El Paso Electric Company, et al., No. EP-03-CA-0004). The complaint was filed in the El Paso Division of the United States District Court for the Western District of Texas. The suit seeks undisclosed compensatory damages for the class as well as costs and attorneys’ fees. The lead plaintiff, Carpenters Pension Fund of Illinois, filed a consolidated amended complaint on July 2, 2003, alleging, among other things, that the Company and certain of its current and former directors and officers violated securities laws by failing to disclose that some of the Company’s revenues and income were derived from an allegedly unlawful relationship with Enron. The allegations arise out of the FERC investigation of the power markets in the western United States during 2000 and 2001, which the Company previously settled with the FERC Trial Staff and certain intervening parties. On August 15, 2003, the Company and the individual defendants filed a motion to dismiss the complaint for failure to state a claim upon which relief can be granted. On November 26, 2003, the Court denied the motion to dismiss as to the Company and three of the individual defendants and granted the motion to dismiss as to two individual defendants. On April 13, 2004, the Court granted a motion of the Company and the remaining individual defendants requesting permission to file an interlocutory appeal to the U.S. Court of Appeals for the Fifth Circuit regarding certain legal questions relating to the Court’s denial of the motion to dismiss the complaint as to those defendants. On April 27, 2004, the Court entered an order staying the district court proceedings until the

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fifth Circuit completed its review. On June 7, 2004, the U.S. Court of Appeals denied the appeal which automatically lifted the stay in the district court. While the Company believes the lawsuit is without merit, the parties have reached a settlement to resolve this case. The parties filed a Stipulation of Settlement with the Court on June 2, 2005 which the Court preliminarily approved on June 17, 2005. This settlement remains subject to final approval by the Court, and if ultimately approved by the Court, the Company does not expect any further charge to earnings as a result of the settlement.

On May 21, 2003, the Company was served with a complaint by the Port of Seattle seeking civil damages under the Sherman Act, the Racketeer Influenced and Corrupt Organization Act, and state antitrust laws, as well as for fraud (Port of Seattle v. Avista Corporation, et al., No. CV03-117OP). The complaint was filed in the United States District Court for the Western District of Washington. The complaint alleges that the Company, indirectly through its dealings with Enron, conspired with the other named defendants to manipulate the California energy market, which had the effect of artificially inflating the price that the Port of Seattle paid for electricity. The Company, together with several other defendants, filed a motion to dismiss. On May 12, 2004, the Court granted the Company’s motion, and the suit was dismissed. The Port of Seattle has filed an appeal of the Court’s decision with the U.S. Court of Appeals for the Ninth Circuit. The parties have filed briefs and are awaiting a hearing and decision. While the Company believes that these matters are without merit, the Company is unable to predict the outcome or range of any possible loss.

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

Retirement Plans

The net periodic benefit cost recognized for the three, six and twelve months ended June 30, 2005 and 2004 is made up of the components listed below as determined using the projected unit credit actuarial cost method (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Components of net periodic benefit cost:
Service cost	$1,349	$1,113	$2,582	$2,226
Interest cost	2,680	2,522	5,316	5,044
Expected return on plan assets	(2,503)	(1,927)	(4,718)	(3,854)
Amortization of:
Net loss	1,048	843	2,097	1,686
Prior service cost	29	5	58	10

Net periodic benefit cost	$2,603	$2,556	$5,335	$5,112

	Twelve Months Ended June 30,
	2005	2004
Components of net periodic benefit cost:
Service cost	$4,677	$4,132
Interest cost	10,276	9,848
Expected return on plan assets	(8,502)	(7,622)
Amortization of:
Net loss	3,628	2,554
Prior service cost	139	21

Net periodic benefit cost	$10,218	$8,933

During the six months ended June 30, 2005, the Company contributed $10.2 million of its projected $18.5 million 2005 annual contribution to its retirement plans.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Postretirement Benefits

The net periodic benefit cost recognized for the three, six and twelve months ended June 30, 2005 and 2004 is made up of the components listed below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Components of net periodic benefit cost:
Service cost	$1,276	$1,159	$2,374	$2,318
Interest cost	1,636	1,756	3,334	3,512
Expected return on plan assets	(352)	(315)	(691)	(630)
Amortization of:
Net gain	—	—	—	—
Prior service cost	(115)	—	(178)	—

Net periodic benefit cost	$2,445	$2,600	$4,839	$5,200

	Twelve Months Ended June 30,
	2005	2004
Components of net periodic benefit cost:
Service cost	$3,913	$4,275
Interest cost	5,719	6,746
Expected return on plan assets	(1,295)	(1,140)
Amortization of:
Net gain	(387)	—
Prior service cost	(366)	—

Net periodic benefit cost	$7,584	$9,881

During the six months ended June 30, 2005, the Company contributed $1.7 million of its projected $3.4 million 2005 annual contribution to its postretirement plan.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

G.	Franchises and Significant Customers

City of El Paso Franchise

On July 21, 2005, the Company entered into a new 25-year franchise with the City which became effective August 2, 2005. The franchise fee payable to the City will increase from 2% to 3.25% of revenues from customers within the City, and, subject to regulatory approvals, the Company will agree to construct its next power generating plant within the city limits of the City. The franchise agreement provides that the franchise cannot be assigned by the Company to a third party without the consent of the City.

Military Installations

The Company’s retail service contract with Holloman Air Force Base expires December 2005. The Company is currently negotiating with Holloman Air Force Base and is seeking to enter into a new contract with this customer.

H.	Long-Term Debt

The Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission which became effective in May 2005. The shelf registration statement enables the Company to offer and issue debt securities, first mortgage bonds, shares of stock and certain other securities from time to time in one or more offerings of up to $1.0 billion.

In May 2005, the Company commenced a cash tender offer for any and all of its 8.90% Series D First Mortgage Bonds due February 1, 2006 and its 9.40% Series E First Mortgage Bonds due May 1, 2011, which were callable by the Company beginning on February 1, 2006 (collectively, the “Bonds”). The total outstanding principal amount of the Bonds subject to the offer was approximately $359.4 million. On June 3, 2005, the Company completed the cash tender offer, and paid approximately $289.9 million for principal, premium and accrued and unpaid interest for all Bonds tendered and accepted for payment. On June 7, 2005, the Company exercised its right to defease all Bonds which were not tendered by the expiration date of the tender offer by depositing approximately $95.7 million with a trustee for payment of principal, premium and accrued interest through February 1, 2006. As a result of the cash tender offer and legal defeasance, the Company has concluded that the liabilities associated with the Bonds have been extinguished in accordance with SFAS No. 140, “Accounting for Transfers and Services of Financial Assets and Extinguishments of Liabilities.”

In May 2005, the Company issued $400.0 million aggregate principal amount of its 6% Senior Notes due May 15, 2035 (the “Notes”) under its shelf registration statement. The proceeds from the issuance of the Notes of $397.7 million (net of $2.3 million discount) were used to fund the retirement of the Bonds.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the first quarter of 2005, the Company entered into treasury rate lock agreements to hedge against potential movements in the treasury reference interest rates pending the issuance of the Notes. These treasury rate locks were terminated on May 11, 2005. The treasury rate lock agreements meet the criteria for hedge accounting and are designated as a cash flow hedge. In accordance with cash flow hedge accounting, the Company recorded the fair value of the cash flow hedge of approximately $14.0 million, net of tax, as a component of accumulated other comprehensive loss. In May 2005, the Company began to recognize in earnings the accumulated other comprehensive loss associated with the cash flow hedge as interest expense is accrued on the Notes.

I.	Subsequent Event

On August 1, 2005, the Company issued three series of pollution control bonds in the amounts of $63.5 million, $59.2 million and $37.1 million. The $59.2 million bonds were issued with a fixed interest rate of 4.80% until maturity in 2040. The $63.5 million and $37.1 million bonds were issued with a variable rate that is repriced weekly until they mature in 2040. The Company also remarketed the $33.3 million pollution control bonds which bear a fixed interest rate of 4% until August 1, 2012 which is the date the bonds are due to be remarketed. The issuance and remarketing replaces four series of bonds which were subject to mandatory tender or remarketing as of August 1, 2005. As a result, the bonds which were outstanding as of June 30, 2005 are presented as non-current in the consolidated balance sheet as of June 30, 2005.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

El Paso Electric Company:

We have reviewed the condensed consolidated balance sheet of El Paso Electric Company and subsidiary as of June 30, 2005, the related condensed consolidated statements of operations and comprehensive operations for the three-month, six-month, and twelve-month periods ended June 30, 2005 and 2004, and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2005 and 2004. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

August 5, 2005

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this Item 2 updates, and should be read in conjunction with, the information set forth in Part II, Item 7 of our 2004 Form 10-K.

Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q other than statements of historical information are “forward-looking statements.” The Private Securities Litigation Reform Act of 1995 has established that these statements qualify for safe harbors from liability. Forward-looking statements may include words like we “believe”, “anticipate”, “target”, “expect”, “pro forma”, “estimate”, “intend” and words of similar meaning. Forward-looking statements describe our future plans, objectives, expectations or goals. Such statements address future events and conditions concerning and include, but are not limited to such things as:

•	capital expenditures,

•	earnings,

•	liquidity and capital resources,

•	litigation,

•	accounting matters,

•	possible corporate restructurings, acquisitions and dispositions,

•	compliance with debt and other restrictive covenants,

•	interest rates and dividends,

•	environmental matters,

•	nuclear operations, and

•	the overall economy of our service area.

These forward-looking statements involve known and unknown risks that may cause our actual results in future periods to differ materially from those expressed in any forward-looking statement. Factors that would cause or contribute to such differences include, but are not limited to, such things as:

•	our rates following the end of the Texas freeze period ending August 1, 2010 and the New Mexico Stipulation,

•	loss of margins on off-system sales,

•	increased costs at Palo Verde,

•	unscheduled outages,

•	electric utility deregulation or re-regulation,

•	regulated and competitive markets,

•	ongoing municipal, state and federal activities,

•	economic and capital market conditions,

•	changes in accounting requirements and other accounting matters,

•	changing weather trends,

•	rates, cost recoveries and other regulatory matters,

•	the impact of changes and downturns in the energy industry and the market for trading wholesale electricity,

•	political, legislative, judicial and regulatory developments,

•	the impact of lawsuits filed against us,

•	the impact of changes in interest rates,

•	changes in, and the assumptions used for, pension and other post-retirement and post-employment benefit liability calculations, as well as actual and assumed investment returns on pension plan assets,

•	the impact of changing cost and cost escalation and other assumptions on our nuclear decommissioning liability for the Palo Verde Nuclear Generating Station,

•	Texas, New Mexico and electric industry utility service reliability standards,

•	homeland security considerations,

•	coal, natural gas, oil and wholesale electricity prices, and

•	other circumstances affecting anticipated operations, sales and costs.

These lists are not all-inclusive because it is not possible to predict all factors. A discussion of some of these factors is included in this document under the headings “Risk Factors” and in the 2004 Form 10-K under the headings “Management’s Discussion and Analysis” “–Summary of Critical Accounting Policies and Estimates” and “–Liquidity and Capital Resources.” This report should be read in its entirety. No one section of this report deals with all aspects of the subject matter. Any forward-looking statement speaks only as of the date such statement was made, and we are not obligated to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made except as required by applicable laws or regulations.

Summary of Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented and actual results could differ in future periods from those estimates. Critical accounting policies and estimates are both important to the portrayal of our financial condition and results of operations and require complex, subjective judgments and are more fully described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2004 Form 10-K.

Overview

We derive revenue principally from the sale of power to retail customers and economy sales as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2005	2004	2005	2004	2005	2004
Retail sales	92%	88%	87%	87%	87%	88%
Economy sales	6	10	11	11	11	11

Revenues from the sale of electricity include fuel costs, which are passed through directly to customers, and base revenues. Base revenues refers to our revenues from the sale of electricity excluding such fuel costs. Economy sales are wholesale sales into markets outside our service territory.

Our retail base revenues percentages by customer class are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2005	2004	2005	2004	2005	2004
Residential	37%	36%	38%	38%	39%	38%
Commercial and industrial, small	37	38	37	36	36	36
Commercial and industrial, large	9	10	9	10	9	10
Sales to public authorities	17	16	16	16	16	16

Total base revenues	100%	100%	100%	100%	100%	100%

No retail customer accounted for more than 2% of our base revenues during such periods. In addition, sales for resale base revenues accounted for less than 1% of base revenues.

Palo Verde, which represents approximately 40% of our available net generating capacity and approximately 42%, 49% and 49% of our available energy for the three, six and twelve months ended June 30, 2005, respectively, is subject to performance standards in Texas. If such performance standards are not met, we are subject to a penalty. See Part I, “Business–Regulation–Texas Regulatory Matters–Palo Verde Performance Standards” of the 2004 Form 10-K.

Historical Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss) (in thousands)	$(3,962)	$7,699	$795	$10,613
Diluted earnings (losses) per share	(0.08)	0.16	0.02	0.22

	Twelve Months Ended June 30,
	2005	2004
Income before extraordinary item (in thousands)	$23,551	$23,970
Diluted earnings per share before extraordinary item	0.49	0.50

Net income for the three months ended June 30, 2005 decreased $11.7 million or $0.24 diluted earnings per share, compared to the results for the same period a year ago. This after-tax decrease resulted primarily from (i) the increased loss on extinguishments of debt of $11.0 million which is largely related to the retirement of our outstanding first mortgage bonds in the current quarter; (ii) a $1.3 million 2005 increase in Palo Verde operating and maintenance expenses; (iii) increased 2005 non-Palo Verde maintenance expenses of $1.0 million; and (iv) decreased 2005 economy sales margins of $0.8 million. These decreases were partially offset by the following items, which are presented on an after-tax basis: (i) increased 2005 retail base revenues of $1.2 million; (ii) decreased 2005 taxes other than income taxes of $0.6 million; (iii) decreased 2005 interest charges on long-term debt of $0.5 million; and (iv) increased 2005 investment and interest income of $0.4 million.

Net income for the six months ended June 30, 2005 decreased by $9.8 million or $0.20 diluted earnings per share, compared to the results for the same period a year ago. This after-tax decrease resulted primarily from (i) the increased loss on extinguishments of debt of $9.7 million which is largely related to the retirement of our outstanding first mortgage bonds in the current period; (ii) a $1.3 million 2005 increase in Palo Verde operating and maintenance expenses; (iii) increased 2005 non-Palo Verde maintenance expenses of $1.1 million; (iv) a 2005 decrease of $1.0 million in retail base revenues; and (v) increased 2005 pension and benefits expense of $0.8 million. These decreases were partially offset by the following items, which are presented on an after-tax basis: (i) a $1.3 million 2005 decrease in taxes other than income taxes; (ii) decreased 2005 interest charges on long-term debt of $1.0 million; (iii) a $0.8 million 2005 increase in investment and interest income; (iv) decreased 2005 insurance related expenses of $0.7 million; and (v) increased 2005 economy sales margins of $0.7 million.

Income before the extraordinary item for the twelve months ended June 30, 2005 decreased by $0.4 million or $0.01 diluted earnings per share, compared to the results for the same period a year ago. This after-tax decrease resulted primarily from (i) the increased loss on extinguishments of debt of $10.6 million which is largely related to the retirement of our outstanding first mortgage bonds in the current period; (ii) a $4.3 million 2005 increase in Palo Verde operating and maintenance expenses; (iii) increased 2005 non-Palo Verde maintenance expenses of $3.7 million; (iv) increased 2005 pension and benefits expense of $3.4 million; (v) decreased 2005 retail base revenues of $3.2 million; and (vi) increased 2005 depreciation expense of $2.3 million. These decreases were partially offset by the following items, which are presented on an after-tax basis: (i) the 2003 impairment loss on the CIS project of $10.7 million with no comparable amount in the current period; (ii) the recording of the benefits of the IRS settlement of $6.2 million with no comparable amount in the previous period; (iii) the Texas fuel disallowance in Docket No. 26194 of $2.8 million that was recorded in 2003 with no comparable amount in the current period; (iv) decreased 2005 interest charges on long-term debt of $1.8 million; (v) increased 2005 investment and interest income of $1.6 million; (vi) decreased 2005 taxes other than income taxes of $1.6 million; (vii) decreased 2005 insurance related expenses of $1.3 million; and (viii) increased 2005 economy sales margin of $1.0 million.

Operating revenues net of energy expenses increased $0.4 million for the three months ended June 30, 2005 compared to the same period last year primarily due to increased retail base revenues of $1.9 million. This increase was partially offset by decreased economy sales of $1.3 million.

Operating revenues net of energy expenses decreased $0.1 million for the six months ended June 30, 2005 compared to the same period last year primarily due to decreased retail base revenues of $1.6 million. This decrease was partially offset by increased economy sales of $1.1 million primarily due to higher prices.

Operating revenues net of energy expenses increased $0.7 million for the twelve months ended June 30, 2005 compared to the previous period primarily due to (i) the Texas fuel disallowance of $4.5 million recorded in the prior period with no comparable amount in the current period; (ii) increased 2005 economy sales of $1.6 million primarily due to higher prices; and (iii) $1.8 million expense related to fuel settlement agreements primarily with Enron North America Corporation recorded in the prior period with no comparable amount in the current period. This increase was partially offset by decreased 2005 retail base revenues of $5.2 million and a $2.4 million increase in the coal reclamation liability recorded in the fourth quarter of 2004 with no comparable amount in the previous period.

Comparisons of kWh sales and operating revenues are shown below (in thousands):

	2005	2004	Increase (Decrease)
Quarter Ended June 30:			Amount	Percent
kWh sales:
Retail:
Residential	486,420	468,486	17,934	3.8%
Commercial and industrial, small	553,977	556,515	(2,538)	(0.5)
Commercial and industrial, large	307,020	315,445	(8,425)	(2.7)
Sales to public authorities	335,442	323,768	11,674	3.6

Total retail sales	1,682,859	1,664,214	18,645	1.1

Wholesale:
Sales for resale	13,051	13,486	(435)	(3.2)
Economy sales	246,031	431,354	(185,323)	(43.0	)(1)

Total wholesale sales	259,082	444,840	(185,758)	(41.8)

Total kWh sales	1,941,941	2,109,054	(167,113)	(7.9)

Operating revenues:
Base revenues:
Retail:
Residential	$43,462	$41,981	$1,481	3.5%
Commercial and industrial, small	43,570	43,346	224	0.5
Commercial and industrial, large	10,836	11,013	(177)	(1.6)
Sales to public authorities	19,399	19,045	354	1.9

Total retail base revenues	117,267	115,385	1,882	1.6
Wholesale:
Sales for resale	507	520	(13)	(2.5)

Total base revenues	117,774	115,905	1,869	1.6

Fuel revenues	56,743	45,070	11,673	25.9	(2)
Economy sales	11,674	18,527	(6,853)	(37.0	)(3)
Other	3,109	2,704	405	15.0	(4)(5)

Total operating revenues	$189,300	$182,206	$7,094	3.9

(1)	Primarily due to decreased available power.

(2)	Primarily due to an increase in recoverable fuel expenses as a result of an increase in the price and volume of natural gas burned.

(3)	Primarily due to decreased available power offset in part by higher prices.

(4)	Primarily due to increased transmission revenues.

(5)	Represents revenues with no related kWh sales.

	2005	2004	Increase (Decrease)
Six Months Ended June 30:			Amount	Percent
kWh sales:
Retail:
Residential	935,884	936,803	(919)	(0.1)%
Commercial and industrial, small	989,467	1,011,363	(21,896)	(2.2)
Commercial and industrial, large	574,860	618,835	(43,975)	(7.1)
Sales to public authorities	603,488	602,672	816	0.1

Total retail sales	3,103,699	3,169,673	(65,974)	(2.1)

Wholesale:
Sales for resale	21,216	22,753	(1,537)	(6.8)
Economy sales	833,142	917,974	(84,832)	(9.2)

Total wholesale sales	854,358	940,727	(86,369)	(9.2)

Total kWh sales	3,958,057	4,110,400	(152,343)	(3.7)

Operating revenues:
Base revenues:
Retail:
Residential	$82,697	$82,152	$545	0.7%
Commercial and industrial, small	78,934	79,447	(513)	(0.6)
Commercial and industrial, large	20,110	21,303	(1,193)	(5.6)
Sales to public authorities	35,136	35,603	(467)	(1.3)

Total retail base revenues	216,877	218,505	(1,628)	(0.7)
Wholesale:
Sales for resale	832	912	(80)	(8.8)

Total base revenues	217,709	219,417	(1,708)	(0.8)

Fuel revenues	86,271	76,344	9,927	13.0	(1)
Economy sales	38,384	37,491	893	2.4
Other	6,121	4,806	1,315	27.4	(2)(3)

Total operating revenues	$348,485	$338,058	$10,427	3.1

(1)	Primarily due to an increase in recoverable fuel expenses as a result of an increase in the volume and price of natural gas burned.

(2)	Primarily due to increased transmission revenues.

(3)	Represents revenues with no related kWh sales.

	2005	2004	Increase (Decrease)
Twelve Months Ended June 30:			Amount	Percent
kWh sales:
Retail:
Residential	1,985,166	1,990,524	(5,358)	(0.3)%
Commercial and industrial, small	2,093,926	2,135,519	(41,593)	(1.9)
Commercial and industrial, large	1,192,451	1,249,374	(56,923)	(4.6)
Sales to public authorities	1,243,819	1,253,573	(9,754)	(0.8)

Total retail sales	6,515,362	6,628,990	(113,628)	(1.7)

Wholesale:
Sales for resale	39,557	51,301	(11,744)	(22.9	)(1)
Economy sales	1,753,635	1,805,272	(51,637)	(2.9)

Total wholesale sales	1,793,192	1,856,573	(63,381)	(3.4)

Total kWh sales	8,308,554	8,485,563	(177,009)	(2.1)

Operating revenues:
Base revenues:
Retail:
Residential	$175,297	$175,792	$(495)	(0.3)%
Commercial and industrial, small	165,247	166,758	(1,511)	(0.9)
Commercial and industrial, large	41,957	43,687	(1,730)	(4.0)
Sales to public authorities	72,253	73,676	(1,423)	(1.9)

Total retail base revenues	454,754	459,913	(5,159)	(1.1)
Wholesale:
Sales for resale	1,595	2,188	(593)	(27.1	)(1)

Total base revenues	456,349	462,101	(5,752)	(1.2)

Fuel revenues	170,979	147,138	23,841	16.2	(2)
Economy sales	79,426	73,357	6,069	8.3
Other	12,301	9,840	2,461	25.0	(3)(4)

Total operating revenues	$719,055	$692,436	$26,619	3.8

(1)	Primarily due to the expiration of a 2003 CFE wholesale power contract with no comparable contract in 2004.

(2)	Primarily due to an increase in recoverable fuel expenses as a result of an increase in the volume and price of natural gas burned.

(3)	Primarily due to increased transmission revenues.

(4)	Represents revenues with no related kWh sales.

Other operations expense increased $2.3 million for the three months ended June 30, 2005 compared to the same period last year primarily due to (i) increased 2005 Palo Verde operations expense of $1.8 million; (ii) increased 2005 transmission and distribution expense of $0.8 million; and (iii) increased 2005 pension and benefits expense of $0.6 million (including a $0.8 million increase in employee bonuses). These increases were partially offset by (i) decreased 2005 insurance-related expenses of $0.5 million; (ii) decreased 2005 customer accounts expense of $0.4 million; and (iii) decreased 2005 regulatory expense of $0.4 million.

Other operations expense increased $2.7 million for the six months ended June 30, 2005 compared to the same period last year primarily due to (i) increased 2005 Palo Verde operations expense of $2.2 million; (ii) increased 2005 pensions and benefits expense of $1.4 million (including $1.3 million increase in employee bonuses); and (iii) increased 2005 transmission and distribution expense of $1.1 million. These increases were partially offset by a (i) decreased 2005 insurance related expenses of $1.2 million; and (ii) decreased 2005 outside services expense of $1.0 million.

Other operations expense increased $8.2 million for the twelve months ended June 30, 2005 compared to the same period last year primarily due to (i) increased 2005 pensions and benefits expense of $5.4 million (including $5.1 million increase in employee bonuses); (ii) increased 2005 Palo Verde operations expense of $4.2 million; (iii) increased 2005 transmission and distribution expenses of $1.9 million; and (iv) increased 2005 non-Palo Verde operations expense of $1.1 million. These increases were partially offset by (i) decreased 2005 insurance related expenses of $2.2 million; (ii) decreased 2005 customer accounts expense of $1.5 million; and (iii) decreased 2005 outside services expense of $1.1 million.

We abandoned a CIS project and recognized an asset impairment loss of $17.6 million in September 2003. We are now analyzing various options to meet our current and projected CIS needs.

Maintenance expense increased $2.4 million for the three months ended June 30, 2005 compared to the same period last year primarily due to (i) increased 2005 non-Palo Verde maintenance expense of $1.5 million and (ii) increased 2005 Palo Verde maintenance expense of $0.3 million.

Maintenance expense increased $2.1 million for the six months ended June 30, 2005 compared to the same period last year primarily due to an increased 2005 non-Palo Verde maintenance expense of $1.9 million.

Maintenance expense increased $9.9 million for the twelve months ended June 30, 2005 compared to the same period last year primarily due to (i) increased 2005 non-Palo Verde maintenance expense of $6.0 million due to scheduled major overhauls at Newman and (ii) increased 2005 Palo Verde maintenance expense of $2.7 million.

Depreciation and amortization expense increased $0.6 million, $1.0 million and $3.7 million for the three, six and twelve months ended June 30, 2005, respectively, compared to the same periods last year due to increases in depreciable plant balances. The twelve month increase was also due to the implementation of new depreciation rates based on a new depreciation study.

Taxes other than income taxes decreased $0.9 million, $2.0 million and $2.6 million for the three, six and twelve months ended June 30, 2005, respectively, compared to the same periods last year.

The decrease was primarily due to a decrease in property tax compared to the prior period and a June 2004 change in New Mexico law which changed the way the occupation street rental tax was recorded.

Other income (deductions) decreased $16.5 million, $13.9 million and $14.3 million for the three, six and twelve months ended June 30, 2005, respectively, compared to the same periods last year. The decrease was primarily due to an increase in the loss on extinguishments of debt of $17.7 million, $15.6 million and $17.1 million for the three, six and twelve month periods, respectively, as a result of our retirement of our first mortgage bonds in the second quarter of 2005.

Interest charges (credits) decreased $1.4 million, $2.4 million and $2.9 million for the three, six and twelve months ended June 30, 2005, respectively, compared to the same period last year. The decrease was primarily due to a $0.9 million, a $1.6 million and a $2.9 million decrease for the three, six and twelve month periods, respectively, resulting from the repurchase and retirement of our first mortgage bonds and the May 2005 issuance of unsecured senior notes at a lower interest rate than the first mortgage bonds. The decrease was also due to capitalized interest of $0.5 million and $0.8 million for the three and six month periods, respectively, due to an increase in construction work in progress expenditures related to Palo Verde Units 1 and 3 steam generators.

Income tax expense decreased $7.4 million and $5.6 million, respectively, for the three and six months ended June 30, 2005 compared to the same periods last year primarily due to changes in pretax income and certain permanent differences and adjustments. Income tax expense, before the effect of an extraordinary item, decreased $11.8 million for the twelve months ended June 30, 2005 compared to the same period last year, primarily due to the $6.2 million benefit for the IRS settlement and for changes in pretax income and certain permanent differences.

Extraordinary gain on re-application of SFAS No. 71 relates to our third quarter 2004 determination that we met the criteria necessary to re-apply SFAS No. 71 to our New Mexico jurisdiction. The decision was based on receiving the New Mexico Commission’s approval for new rates that were based upon our cost of service and the fact that New Mexico had repealed its electric utility restructuring law. The re-application of SFAS No. 71 to our New Mexico jurisdiction resulted in the recording of a $1.8 million extraordinary gain, net of tax.

In December 2004, the FASB issued a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 (revised) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (revised) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with some limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – “the requisite service period” – typically the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS No. 123 (revised) is effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. SFAS No. 123 (revised) applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. Additionally, compensation cost for outstanding awards for which the requisite service has not been rendered as of the effective date shall be expensed as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for pro forma disclosure under SFAS No. 123. We have not yet completed the analysis of the ultimate impact that this new pronouncement will have on our financial statements but do not expect this statement to have an effect materially different than the pro forma disclosures provided in Note A.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (“FIN 47”). FIN 47 clarifies that the term “conditional” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity even if the timing and/or settlement are conditional on a future event that may or may not be within the control of an entity. Accordingly, the entity must record a liability for the conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. The interpretation is effective for companies no later than the end of the fiscal year ending after December 15, 2005. We are evaluating the impact of FIN 47 on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20, and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in contractual bonus payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this statement is issued. We will adopt the provisions of SFAS No. 154, if applicable, beginning in 2006.

Liquidity and Capital Resources

Our principal liquidity requirements in the near-term are expected to consist of the interest payments on our indebtedness, operating and capital expenditures related to our generating facilities and transmission and distribution systems, and income and other taxes. Additionally, increasing gas prices have resulted in substantial under collections of fuel costs in our Texas jurisdiction, which we must fund until we are permitted to increase our fuel factor. We expect that cash flows from operations will be sufficient for such purposes. As of June 30, 2005, we had approximately $10.0 million in cash and cash equivalents, a decrease of $19.4 million from the balance of $29.4 million on December 31, 2004.

We filed a shelf registration statement on Form S-3 with the SEC which became effective on May 5, 2005. The shelf registration statement enables us to offer and issue debt securities, first mortgage bonds, shares of stock and certain other securities from time to time in one or more offerings of up to $1.0 billion. On May 19, 2005, pursuant to this shelf registration, we issued $400.0 million of 6% Senior Notes (the “Notes”) due May 15, 2035. The proceeds from the issuance of the Notes were $397.7 million net of a $2.3 million discount. In anticipation of issuing the Notes, we entered into treasury rate lock agreements to hedge against potential movements in the treasury reference interest rates. These treasury rate locks expired during the second quarter of 2005. Treasury rates fell after we entered into these agreements, and as a result, we made a cash payment of $22.4 million at the termination of these agreements in May 2005.

During the second quarter of 2005, we retired our outstanding 8.90% Series D First Mortgage Bonds due February 1, 2006 and our 9.40% Series E First Mortgage Bonds due May 1, 2011, which were callable by us beginning on February 1, 2006 (collectively, the “Bonds”). The total principal amount of the outstanding Bonds was approximately $359.4 million. The net proceeds from the issuance of the Notes were used to fund the retirement of the Bonds.

In addition to the contractual obligations disclosed in our 2004 Form 10-K, we have contractual obligations related to the Notes of $12.0 million for 2005, $48.0 million for 2006 and 2007, $48.0 million for 2008 and 2009 and $1.0 billion for 2010 and later. As discussed above, the contractual obligation associated with the first mortgage bonds as of December 31, 2004 have been eliminated because the related bonds were retired.

On August 1, 2005, we issued three series of pollution control bonds in the amounts of $63.5 million, $59.2 million and $37.1 million. The $59.2 million bonds were issued with a fixed interest rate of 4.80% until maturity in 2040. The $63.5 million and $37.1 million bonds were issued with a variable rate that is repriced weekly until they mature in 2040. We also remarketed the $33.3 million pollution control bonds, which bear a fixed interest rate of 4.00% until August 1, 2012, which is the date the bonds are due to be remarketed. The issuance and remarketing replaces four series of bonds which were subject to mandatory tender or remarketing as of August 1, 2005.

Our long-term capital requirements will consist primarily of construction of electric utility plant and the payment of interest on and refinancing of debt. Utility construction expenditures will consist primarily of expanding and updating the transmission and distribution systems, addition of new generation, and the cost of capital improvements and replacements at Palo Verde and other generating facilities, including the replacement of steam generators in Palo Verde Units 1 and 3.

Utility construction expenditures reflected in the following table consist primarily of local generation (including cost of capacity to replace units to be retired), expanding and updating the transmission and distribution systems and the cost of capital improvements and replacements at Palo Verde, including the fabrication and installation of Palo Verde Units 1 and 3 steam generators. Replacement power costs expected to be incurred during the replacement of Palo Verde steam generators are not included in construction costs. Studies indicate that we will need additional supply-side and demand-side resources to meet increasing load requirements on our system. As a result, we are currently evaluating various alternatives to meet our load requirements, including continuing to operate certain non-nuclear generation facilities beyond the assumed date of retirement.

Our estimated cash construction costs for 2005 through 2008 are approximately $498 million. Actual costs may vary from the construction program estimates shown below. Such estimates do not reflect the impact, if any, of the alternatives to new construction discussed above, and are reviewed and updated periodically to reflect changed conditions.

By Year(1)(2) (In millions)		By Function (In millions)
2005	$95	Production (1)(2)	$284
2006	83	Transmission	32
2007	141	Distribution	126
2008	179	General	56

Total	$498	Total	$498

(1)	Does not include acquisition costs for nuclear fuel. See Part I, “Energy Sources – Nuclear Fuel” in the 2004 Form 10-K.

(2)	Includes $159.6 million for local generation, $15.4 million for the Four Corners Station and $109.4 million for the Palo Verde Station.

During the twelve months ended June 30, 2005 and 2004, we utilized $35.9 million and $2.5 million, respectively, of regular federal tax loss carryforwards. The significant reduction in federal tax loss carryforwards during the twelve months ended June 30, 2005 was primarily related to the IRS settlement. We anticipate that existing federal tax loss carryforwards will be fully utilized in 2005 and our cash flow requirements are expected to include greater amounts of cash for income taxes than has existed in recent years.

We continually evaluate our funding requirements related to our retirement plans, other postretirement benefit plans, and decommissioning trust funds. To date, we have contributed $10.2 million of the projected $18.5 million 2005 annual contribution to our retirement plans. We have also contributed $1.7 million of the projected $3.4 million 2005 annual contribution to our postretirement benefit plan and $3.1 million of the projected $6.2 million 2005 annual contribution to our decommissioning trust funds.

The $100 million revolving credit facility provides up to $70 million for nuclear fuel purchases. Any amounts not borrowed by us for nuclear fuel purchases are available for use for working capital needs. As of June 30, 2005, approximately $41.0 million had been drawn for nuclear fuel purchases and $5.0 million was currently outstanding on this facility for working capital needs. The revolving credit facility was renewed for a five-year term in December 2004. During the term of the agreement, the revolving credit facility may be increased to $150 million at our request.

Since the inception of the stock repurchase programs in 1999, we have repurchased a total of approximately 15.3 million shares of our common stock at an aggregate cost of $175.6 million, including commissions. No shares were repurchased during the second quarter of 2005. We may continue making purchases of our stock pursuant to our stock repurchase plan at open market prices and may engage in private transactions, where appropriate. The repurchased shares will be available for issuance under employee benefit and stock option plans, or may be retired. Common stock equity as a percentage of capitalization, including current portion of long-term debt and financing obligations, was 45% as of June 30, 2005.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Our Costs Could Increase if There are Problems at the Palo Verde Nuclear Generating Station

A significant percentage of our generating capacity, assets and operating expenses is attributable to Palo Verde. Our 15.8% interest in each of the three Palo Verde units total approximately 600 MW of generating capacity. Palo Verde represents approximately 40% of our available net generating capacity and represented approximately 49% of our available energy for the six months ended June 30, 2005. We face the risk of additional or unanticipated costs at Palo Verde resulting from (i) increases in operation and maintenance expenses; (ii) the replacement of steam generators in Palo Verde Units 1 and 3; (iii) an extended outage of any of the Palo Verde units; (iv) increases in estimates of decommissioning costs; (v) the storage of radioactive waste, including spent nuclear fuel; (vi) insolvency of other Palo Verde Participants; and (vii) compliance with the various requirements and regulations governing commercial nuclear generating stations. At the same time, our retail base rates in Texas are effectively capped through June 2010. As a result, we cannot raise our base rates in Texas in the event of increases in non-fuel costs or loss of revenue unless our return on equity falls below the bottom of a market-based defined range which is currently approximately 8%. Additionally, should retail competition occur, there may be competitive pressure on our rates which could reduce our profitability. We cannot assure that our revenues will be sufficient to recover any increased costs, including any increased costs in connection with Palo Verde or other operations, whether as a result of inflation, changes in tax laws or regulatory requirements, or other causes.

Our Rate Agreement with El Paso Could Terminate Early

Under our rate agreement with El Paso, we agreed to engage the services of an independent consultant to review the reasonableness of certain operating expenses. If the consultant finds such expenses to be unreasonable, the parties will seek to negotiate an appropriate remedy. If the parties are unable to agree on a remedy, the Freeze Period would expire on June 30, 2006. If that were to occur, we would be subject to traditional rate regulation by the City with appellate review by the Texas Commission beginning July 1, 2006. In such event, there can be no assurance that we would be able to maintain our Texas rates thereafter. In addition, the early termination of the Freeze Period may mean that we would no longer be entitled to retain 75% of our margins from off-system sales. If litigated rate regulation leads to lower rates or the retention by us of less of the margin from off-system sales, there would be a material negative impact on our revenues, earnings, cash flows and financial position.

We May Not Be Able to Pass Through All of Our Fuel Expenses to Customers

In general, by law, we are entitled to pass through our prudently incurred fuel and purchased power expenses to our customers. Nevertheless, we agreed in 2004 to a fixed fuel factor for ten percent of the kilowatt-hours of our retail customers in New Mexico pursuant to a base rate freeze that expires in 2007. This agreement also allows us to price a portion of power from Palo Verde Unit 3 at market prices which tend to track gas prices. To the extent that this indirect “hedge” does not perfectly track our costs, this subjects us to the risk of increased costs of fuel that would not be recoverable. The portion of fuel expense that is not fixed is subject to reconciliation by the Texas and New Mexico Commissions. Prior to the completion of a reconciliation, we record fuel transactions such that fuel revenues equal fuel expense except for the portion fixed in New Mexico. In the event that a disallowance occurs during a reconciliation proceeding, the amounts recorded for fuel and purchased power expenses could differ from the amounts we are allowed to collect from our customers and we would incur a loss to the extent of the disallowance.

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

Competition and Deregulation Could Result in a Loss of Customers and Increased Costs

As a result of changes in federal law, our wholesale and large retail customers already have, in varying degrees, alternate sources of economical power, including co-generation of electric power. In addition, in recent years, both New Mexico and Texas passed industry deregulation legislation requiring us to separate our transmission and distribution functions, which would remain regulated, from our power generation and energy services businesses, which would operate in a competitive market, in the future. New Mexico repealed the New Mexico Restructuring Act in April 2003, and our operations in New Mexico will remain fully regulated. On October 13, 2004, the Texas Commission approved a rule delaying retail competition in our Texas service territory. There is substantial uncertainty about both the regulatory framework and market conditions that would exist if and when retail competition is implemented in our Texas service territory, and we may incur substantial preparatory, restructuring and other costs that may not ultimately be recoverable. There can be no assurance that deregulation would not adversely affect our future operations, cash flows and financial condition.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk due to changes in interest rates, equity prices and commodity prices. See our 2004 Form 10-K, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” for a complete discussion of the market risks we face and our market risk sensitive assets and liabilities. As of June 30, 2005, there have been no material changes in the market risks we faced or the fair values of assets and liabilities disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2004 Form 10-K, except as discussed below.

During the first quarter of 2005, we entered into treasury rate lock agreements to hedge against potential movements in the treasury reference interest rates pending the issuance of the Notes. These treasury rate locks expired during the second quarter of 2005. The treasury rate lock agreements meet the criteria for hedge accounting and are designated as a cash flow hedge. In accordance with cash flow hedge accounting, we recorded the fair value of the cash flow hedge at June 30, 2005 of $14.0 million, net of tax, as a component of accumulated other comprehensive loss. In May 2005, we began recognizing the accumulated other comprehensive loss in earnings over the life of the related debt obligation.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. During the period covered by this report, our chief executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2005, (the “Evaluation Date”), concluded that as of the Evaluation Date, our disclosure controls and procedures (as required by paragraph (b) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15) were adequate and designed to ensure that material information relating to us and our consolidated subsidiary would be made known to them by others within those entities.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15, that occurred during the quarter ended June 30, 2005, that materially affected, or that were reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We hereby incorporate by reference the information set forth in Part I of this report under Notes B and E of Notes to Consolidated Financial Statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In February 2004, our Board of Directors authorized a new stock repurchase program permitting the repurchase of up to 2 million shares of our outstanding common stock. Approximately 1.7 million shares remain authorized to be repurchased under the program. No shares were repurchased during the second quarter of 2005.

Item 4.	Submission of Matters to a Vote of Security Holders

Our annual meeting of shareholders was held on May 4, 2005. As of March 7, 2005, the total number of common shares outstanding and entitled to vote at this annual meeting was 47,496,148, of which 43,072,910 were represented in person or by proxy. The following directors were elected to hold office for a three-year term expiring at the annual meeting of shareholders of the Company to be held in 2008:

Director	Votes For	Votes Withheld
Gary R. Hedrick	42,520,455	552,455
Kenneth R. Heitz	23,253,162	19,819,748
Michael K. Parks	42,323,612	749,298
Eric B. Siegel	42,325,611	747,299

In addition to the individuals set forth above, the following individuals continued as directors following the meeting: George W. Edwards, John R. Brown, James W. Cicconi, Patricia Z. Holland-Branch, Ramiro Guzman, James W. Harris, Stephen N. Wertheimer and Charles A. Yamarone.

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
Scott D. Wilson
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Dated: August 8, 2005

EL PASO ELECTRIC COMPANY

INDEX TO EXHIBITS

Exhibit Number	Exhibit
4.30	Indenture of Trust between Maricopa County, Arizona Pollution Control Corporation and Union Bank of California, N.A. as Trustee dated as of July 1, 2005 relating to $59,235,000 Maricopa County, Arizona Pollution Control Corporation Pollution Control Refunding Revenue Bonds 2005 Series A (El Paso Electric Company Palo Verde Project)

4.31	Loan Agreement dated July 1, 2005 between Maricopa County, Arizona Pollution Control Corporation and El Paso Electric Company relating to the Pollution Control Bonds referred to in Exhibit 4.30.

4.32	Representation and Indemnity Agreement dated July 27, 2005 among El Paso Electric Company, Citigroup Global Markets Inc., BNY Capital Markets, Inc., J.P. Morgan Securities Inc., and the Maricopa County, Arizona Pollution Control Corporation, relating to the Pollution Control Bonds referred to in Exhibit 4.30

4.33	Indenture of Trust between Maricopa County, Arizona Pollution Control Corporation and Union Bank of California, N.A. as Trustee dated as of July 1, 2005 relating to $63,500,000 Maricopa County, Arizona Pollution Control Corporation Pollution Control Refunding Revenue Bonds 2005 Series B (El Paso Electric Company Palo Verde Project)

4.34	Loan Agreement dated July 1, 2005 between Maricopa County, Arizona Pollution Control Corporation and El Paso Electric Company relating to the Pollution Control Bonds referred to in Exhibit 4.33.

4.35	Indenture of Trust between Maricopa County, Arizona Pollution Control Corporation and Union Bank of California, N.A. as Trustee dated as of July 1, 2005 relating to $37,100,000 Maricopa County, Arizona Pollution Control Corporation Pollution Control Refunding Revenue Bonds 2005 Series C (El Paso Electric Company Palo Verde Project)

4.36	Loan Agreement dated July 1, 2005 between Maricopa County, Arizona Pollution Control Corporation and El Paso Electric Company relating to the Pollution Control Bonds referred to in Exhibit 4.35.

Exhibit Number	Exhibit
4.37	Remarketing Agreement dated August 1, 2005 between El Paso Electric Company and Citigroup Global Markets Inc. relating to the Pollution Control Bonds referred to in Exhibits 4.30, 4.33 and 4.35.

4.38	Tender Agreement dated August 1, 2005 between El Paso Electric Company and Citigroup Global Markets Inc. relating to the Pollution Control Bonds referred to in Exhibits 4.30, 4.33 and 4.35.

4.39	Broker-Dealer Agreement dated August 1, 2005 among The Bank Of New York, as Auction Agent, Citigroup Global Markets Inc., as Broker-Dealer and El Paso Electric Company, as Borrower, relating to the Pollution Control Bonds referred to in Exhibits 4.33 and 4.35.

4.40	Auction Agent Agreement dated as of August 1, 2005 among El Paso Electric Company and Union Bank of California, N.A., as Trustee and The Bank Of New York, as Auction Agent, relating to the Pollution Control Bonds referred to in Exhibits 4.33 and 4.35.

4.41	Representation and Indemnity Agreement dated July 27, 2005 among El Paso Electric Company, Citigroup Global Markets Inc., BNY Capital Markets, Inc., J.P. Morgan Securities Inc., and the Maricopa County, Arizona Pollution Control Corporation, relating to the Pollution Control Bonds referred to in Exhibits 4.33 and 4.35.

4.42	Remarketing and Purchase Agreement dated July 27, 2005 among El Paso Electric Company and Citigroup Global Markets Inc., as remarketing agent, and Citigroup Global Markets Inc., BNY Capital Markets, Inc., and J.P. Morgan Securities Inc. relating to the Pollution Control Bonds referred to in Exhibit 4.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

4.43	Tender Agreement dated August 1, 2005 between El Paso Electric Company and Citigroup Global Markets Inc. relating to the Pollution Control Bonds referred to in Exhibit. 4.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Exhibit Number	Exhibit
4.44	Remarketing Agreement dated August 1, 2005 between El Paso Electric Company and Citigroup Global Markets Inc. relating to the Pollution Control Bonds referred to in Exhibit. 4.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

†10.04	Form of Directors’ Restricted Stock Award Agreement between the Company and certain directors of the Company. (Identical in all material respects to Exhibit 10.07 to the Company’s Quarterly Report on From 10-Q for the quarter ended June 30, 1999)

10.05	Rate Agreement between the Company and the City of El Paso, Texas, dated as of July 1, 2005

15	Letter re Unaudited Interim Financial Information

31.01	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	In lieu of non-employee director cash compensation, three agreements, dated as of April 1, 2005, substantially identical in all material respects to this Exhibit, have been entered into with Kenneth R. Heitz; and Patricia Z. Holland-Branch; directors of the Company.

In lieu of non-employee director cash compensation, eleven agreements, dated as of May 4, 2005, substantially identical in all material respects to this Exhibit, were entered into with J. Robert Brown; James W. Cicconi; George W. Edwards, Jr.; Ramiro Guzman; James W. Harris; Kenneth R. Heitz; Patricia Z. Holland-Branch; Michael K. Parks; Eric B. Siegel; Stephen N. Wertheimer; and Charles A. Yamarone; directors of the Company.