Form 10-Q
period 2005-09-30
EL PASO ELECTRIC CO /TX/
filed 2005-11-04
CIK 31978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes ☐  No ☒

As of October 31, 2005, there were 48,005,900 shares of the Company’s no par value common stock outstanding.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

(i)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30, 2005 (Unaudited)	December 31, 2004
ASSETS
(In thousands)
Utility plant:
Electric plant in service	$1,858,665	$1,839,924
Less accumulated depreciation and amortization	(727,137)	(666,774)

Net plant in service	1,131,528	1,173,150
Construction work in progress	105,202	72,273
Nuclear fuel; includes fuel in process of $1,208 and $7,128, respectively	69,432	69,239
Less accumulated amortization	(36,505)	(34,195)

Net nuclear fuel	32,927	35,044

Net utility plant	1,269,657	1,280,467

Current assets:
Cash and temporary investments	24,161	29,401
Accounts receivable, principally trade, net of allowance for doubtful accounts of $2,541 and $3,071, respectively	86,827	70,710
Accumulated deferred income taxes	4,272	6,509
Inventories, at cost	28,528	27,773
Undercollection of fuel revenues	36,239	18,782
Income taxes receivables	22,437	14,919
Prepayments and other	12,326	11,587

Total current assets	214,790	179,681

Deferred charges and other assets:
Decommissioning trust funds	93,917	89,363
Undercollection of fuel revenues, non-current	27,024	—
Regulatory assets	24,576	18,487
Other	19,307	12,837

Total deferred charges and other assets	164,824	120,687

Total assets	$1,649,271	$1,580,835

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Continued)

	September 30, 2005 (Unaudited)	December 31, 2004
CAPITALIZATION AND LIABILITIES
(In thousands except for share data)

Capitalization:
Common stock, stated value $1 per share, 100,000,000 shares authorized, 63,225,549 and 62,665,550 shares issued, and 125,324 and 102,630 restricted shares, respectively	$63,351	$62,768
Capital in excess of stated value	274,338	268,771
Deferred and unearned compensation	1,180	1,127
Retained earnings	414,917	386,110
Accumulated other comprehensive loss, net of tax	(25,688)	(10,553)

	728,098	708,223
Treasury stock, 15,365,108 shares, at cost	(176,076)	(176,076)

Common stock equity	552,022	532,147
Long-term debt, net of current portion	590,832	359,362
Financing obligations, net of current portion	19,092	20,274

Total capitalization	1,161,946	911,783

Current liabilities:
Current portion of long-term debt and financing obligations	20,842	214,092
Accounts payable, principally trade	41,003	34,404
Taxes accrued other than federal income taxes	16,848	15,719
Interest accrued	9,897	13,609
Other	24,025	24,726

Total current liabilities	112,615	302,550

Deferred credits and other liabilities:
Accumulated deferred income taxes	124,581	111,991
Accrued postretirement benefit liability	103,520	98,827
Asset retirement obligation	62,883	60,388
Accrued pension liability	40,534	49,055
Regulatory liabilities	15,452	15,682
Other	27,740	30,559

Total deferred credits and other liabilities	374,710	366,502

Commitments and contingencies
Total capitalization and liabilities	$1,649,271	$1,580,835

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except for share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Operating revenues	$242,031	$204,941	$590,516	$542,999

Energy expenses:
Fuel	81,096	59,014	182,151	145,867
Purchased and interchanged power	23,701	17,534	54,642	52,128

	104,797	76,548	236,793	197,995

Operating revenues net of energy expenses	137,234	128,393	353,723	345,004

Other operating expenses:
Other operations	46,222	43,325	131,777	126,153
Maintenance	8,671	9,162	30,737	29,116
Depreciation and amortization	18,750	23,396	66,175	69,822
Taxes other than income taxes	12,313	11,928	32,762	34,421

	85,956	87,811	261,451	259,512

Operating income	51,278	40,582	92,272	85,492

Other income (deductions):
Investment and interest income, net	1,623	906	3,561	1,618
Loss on extinguishments of debt	(30)	(854)	(19,448)	(4,692)
Miscellaneous non-operating income	55	57	770	284
Miscellaneous non-operating deductions	(1,281)	(741)	(2,955)	(2,407)

	367	(632)	(18,072)	(5,197)

Interest charges (credits):
Interest on long-term debt and financing obligations	8,870	12,179	32,287	37,158
Other interest	221	132	448	419
Interest capitalized and AFUDC	(1,536)	(757)	(3,925)	(2,348)

	7,555	11,554	28,810	35,229

Income before income taxes and extraordinary item	44,090	28,396	45,390	45,066
Income tax expense	16,078	4,458	16,583	10,515

Income before extraordinary item	28,012	23,938	28,807	34,551
Extraordinary gain on re-application of SFAS No. 71, net of tax	—	1,802	—	1,802

Net income	$28,012	$25,740	$28,807	$36,353

Basic earnings per share:
Income before extraordinary item	$0.59	$0.50	$0.60	$0.73
Extraordinary gain on re-application of SFAS No. 71, net of tax	—	0.04	—	0.04

Net income	$0.59	$0.54	$0.60	$0.77

Diluted earnings per share:
Income before extraordinary item	$0.58	$0.50	$0.60	$0.72
Extraordinary gain on re-application of SFAS No. 71, net of tax	—	0.04	—	0.04

Net income	$0.58	$0.54	$0.60	$0.76

Weighted average number of shares outstanding	47,826,500	47,456,759	47,646,788	47,469,393

Weighted average number of shares and dilutive potential shares outstanding	48,590,859	48,092,572	48,183,301	47,991,751

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except for share data)

	Twelve Months Ended September 30,
	2005	2004
Operating revenues	$756,145	$699,952

Energy expenses:
Fuel	230,708	187,374
Purchased and interchanged power	68,965	67,815

	299,673	255,189

Operating revenues net of energy expenses	456,472	444,763

Other operating expenses:
Other operations	179,160	169,370
Maintenance	46,811	37,877
Depreciation and amortization	89,725	92,036
Taxes other than income taxes	40,925	43,323

	356,621	342,606

Operating income	99,851	102,157

Other income (deductions):
Investment and interest income, net	5,347	2,240
Loss on extinguishments of debt	(20,112)	(4,692)
Miscellaneous non-operating income	1,345	504
Miscellaneous non-operating deductions	(3,683)	(3,107)

	(17,103)	(5,055)

Interest charges (credits):
Interest on long-term debt and financing obligations	44,297	49,899
Other interest	564	829
Interest capitalized and AFUDC	(5,004)	(3,834)

	39,857	46,894

Income before income taxes and extraordinary item	42,891	50,208
Income tax expense	15,266	13,471

Income before extraordinary item	27,625	36,737
Extraordinary gain on re-application of SFAS No. 71, net of tax	—	1,802

Net income	$27,625	$38,539

Basic earnings per share:
Income before extraordinary item	$0.58	$0.77
Extraordinary gain on re-application of SFAS No. 71, net of tax	—	0.04

Net income	$0.58	$0.81

Diluted earnings per share:
Income before extraordinary item	$0.57	$0.76
Extraordinary gain on re-application of SFAS No. 71, net of tax	—	0.04

Net income	$0.57	$0.80

Weighted average number of shares outstanding	47,559,379	47,531,797

Weighted average number of shares and dilutive potential shares outstanding	48,162,904	48,039,553

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2005	2004	2005	2004	2005	2004
Net income	$28,012	$25,740	$28,807	$36,353	$27,625	$38,539
Other comprehensive income (loss):
Minimum pension liability adjustment	—	—	—	—	(1,413)	(4,234)
Net unrealized gains (losses) on marketable securities:
Net holding gains (losses) arising during period	153	(1,251)	(1,760)	(2,030)	621	2,323
Reclassification adjustments for net (gains) losses included in net income	89	68	244	(280)	99	(346)
Net losses on cash flow hedges:
Net holding losses arising during period	—	—	(22,439)	—	(22,439)	—
Reclassification adjustment for interest expense included in net income	84	—	104	—	104	—

Total other comprehensive income (loss) before income taxes	326	(1,183)	(23,851)	(2,310)	(23,028)	(2,257)

Income tax benefit (expense) related to items of other comprehensive income (loss):
Minimum pension liability adjustment	—	—	—	—	532	1,673
Net unrealized gains (losses) on marketable securities	(48)	237	304	462	(143)	165
Net unrealized (gains) losses on cash flow hedges	(33)	—	8,412	—	8,412	—

Total income tax benefit (expense)	(81)	237	8,716	462	8,801	1,838

Other comprehensive income (loss), net of tax	245	(946)	(15,135)	(1,848)	(14,227)	(419)

Comprehensive income	$28,257	$24,794	$13,672	$34,505	$13,398	$38,120

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$28,807	$36,353
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of electric plant in service	66,175	69,822
Amortization of nuclear fuel	12,258	13,235
Extraordinary gain on the re-application of SFAS No. 71, net of tax	—	(1,802)
Deferred income taxes, net	22,983	(7,892)
Loss on extinguishments of debt	19,448	4,692
Other amortization and accretion	8,836	6,701
Gain on sale of asset	(374)	—
Other operating activities	—	619
Change in:
Accounts receivable	(16,117)	(9,839)
Inventories	(527)	(56)
Net undercollection of fuel revenues	(44,481)	(12,298)
Prepayments and other	(9,628)	718
Accounts payable	6,599	5,805
Taxes accrued other than federal income taxes	1,129	3,260
Interest accrued	(3,712)	(1,007)
Other current liabilities	(701)	1,448
Deferred charges and credits	(7,975)	(1,498)

Net cash provided by operating activities	82,720	108,261

Cash flows from investing activities:
Cash additions to utility property, plant and equipment	(58,352)	(46,535)
Cash additions to nuclear fuel	(9,888)	(9,499)
Proceeds from sale of asset	1,944	—
Capitalized interest and AFUDC:
Utility property, plant and equipment	(3,671)	(2,169)
Nuclear fuel	(254)	(179)
Decommissioning trust funds:
Purchases, including funding of $4.6 and $4.5 million, respectively	(19,004)	(14,112)
Sales and maturities	12,969	8,061
Other investing activities	1,906	(1,754)

Net cash used for investing activities	(74,350)	(66,187)

Cash flows from financing activities:
Proceeds from exercise of stock options	4,218	877
Repurchases of treasury stock	—	(4,528)
Proceeds from issuance of long-term notes payable	397,688	—
Repurchases of and payments on first mortgage bonds	(381,847)	(35,729)
Settlement on derivative instruments classified as cash flow hedges	(22,439)	—
Pollution Control Bonds:
Proceeds	193,135	—
Payments	(193,135)	—
Financing obligations:
Proceeds	11,585	10,429
Payments	(12,849)	(12,683)
Other financing activities	(9,966)	(288)

Net cash used for financing activities	(13,610)	(41,922)

Net increase (decrease) in cash and temporary investments	(5,240)	152
Cash and temporary investments at beginning of period	29,401	34,426

Cash and temporary investments at end of period	$24,161	$34,578

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A.	Principles of Preparation

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Annual Report of El Paso Electric Company on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”). Capitalized terms used in this report and not defined herein have the meaning ascribed for such terms in the 2004 Form 10-K. In the opinion of management of the Company, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at September 30, 2005 and December 31, 2004; the results of its operations and comprehensive operations for the three, nine and twelve months ended September 30, 2005 and 2004; and its cash flows for the nine months ended September 30, 2005 and 2004. The results of operations and comprehensive operations for the three and nine months ended September 30, 2005 and the cash flows for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full calendar year.

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

Stock Options. The Company has stock-based long-term incentive plans and accounts for them under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Stock options have typically been granted with an exercise price equal to fair market value on the date of grant and, accordingly, no compensation expense is recorded by the Company. Restricted stock has been granted at fair market value. Accordingly, for restricted stock the Company recognizes compensation expense by ratably amortizing the fair market value of the restricted stock determined at the date of grant over the restriction period of the grant. If compensation expense for the option portion of the plans had been determined based on the fair value of the option at the grant date and amortized on a straight-line basis over the vesting period, consistent with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts presented below (in thousands, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income as reported	$28,012	$25,740	$28,807	$36,353
Deduct: Compensation expense, net of tax	202	223	626	682

Pro forma net income	$27,810	$25,517	$28,181	$35,671

Basic earnings per share:
As reported	$0.59	$0.54	$0.60	$0.77
Pro forma	0.58	0.54	0.59	0.75
Diluted earnings per share:
As reported	0.58	0.54	0.60	0.76
Pro forma	0.57	0.53	0.58	0.75

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Twelve Months Ended September 30,
	2005	2004
Net income, as reported	$27,625	$38,539
Deduct: Compensation expense, net of tax	854	911

Pro forma net income	$26,771	$37,628

Basic earnings per share:
As reported	$0.58	$0.81
Pro forma	0.56	0.79
Diluted earnings per share:
As reported	0.57	0.80
Pro forma	0.56	0.79

Unbilled Revenues. Accounts receivable include accrued unbilled revenues of $17.4 million and $18.0 million at September 30, 2005 and December 31, 2004, respectively.

Supplemental Cash Flow Disclosures (in thousands)

	Nine Months Ended September 30,
	2005	2004
Cash paid for:
Interest on long-term debt and financing obligations	$35,034	$37,310
Income taxes	1,195	7,300
Non-cash financing activities:
Grants of restricted shares of common stock	1,953	792
Changes in federal deferred tax valuation allowance credited to capital in excess of stated value	—	(6,053)

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

B.	Regulation

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

In addition, the Company has committed to spend at least 0.3% of its El Paso revenues on civic and charitable causes within the City. The Company and the City have agreed to engage the services of an independent consultant to review the reasonableness of certain operating expenses of the Company. If the consultant finds such expenses to be unreasonable, the parties will seek to negotiate an appropriate remedy. If the parties are unable to agree on a remedy, the agreement will terminate at the end of one year, and thereafter the Company would be subject to traditional rate regulation. Consistent with the prior rate agreement, the new rate agreement may also be reopened by the City in the event of a merger or change in control of the Company to seek rate reductions based on post-merger synergy savings.

The City also granted to the Company a new 25-year franchise which became effective August 2, 2005. The franchise governs the Company’s usage of City-owned property and the payment of franchise fees. See Note G.

Fuel and Purchased Power Costs. Although the Company’s base rates are frozen in El Paso, pursuant to Texas Commission rules and the Texas Rate Stipulation, the Company’s fuel costs are passed

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

through to its customers. In January and July of each year, the Company can request adjustments to its fuel factor to more accurately reflect projected energy costs associated with providing electricity, seek recovery of past undercollections of fuel revenues, and refund past overcollections of fuel revenues. All such fuel revenue and expense activities are subject to periodic final review by the Texas Commission in fuel reconciliation proceedings.

The Company reconciled its Texas jurisdictional fuel costs for the period January 1, 1999 through December 31, 2001 in PUC Docket No. 26194, and on May 5, 2004, the Texas Commission issued its final order. At issue was the Company’s request to recover an additional $15.8 million, before interest, from its Texas customers as a surcharge due to fuel undercollections from January 1999 through December 2001. The Texas Commission disallowed approximately $4.5 million of Texas jurisdictional expenses, before interest, consisting primarily of (i) approximately $4.2 million of purchased power expenses which the Texas Commission characterized as “imputed capacity charges,” and (ii) approximately $0.3 million in fees which were deemed to be administrative costs, not recoverable as fuel. This disallowance was recorded as a reduction of fuel revenue during the fourth quarter of 2003. In Texas, capacity charges are not eligible for recovery as fuel expenses but are to be recovered through the Company’s base rates. As the Company’s base rates were frozen during the period in which the imputed capacity charges were deemed to have been incurred, the $4.2 million of imputed capacity charges were therefore permanently disallowed and not recoverable from its Texas customers. The Texas Commission’s decision has been appealed by two parties and the Company, and the Company is unable to predict the ultimate outcome of the appeals.

On August 31, 2004, the Company filed an application to reconcile Texas jurisdictional fuel costs for the period January 1, 2002 through February 29, 2004 in PUC Docket No. 30143. The Company has incurred purchased power costs similar to those that were at issue in PUC Docket No. 26194 during the period covered by this current fuel reconciliation case. The Company believes that it has accounted for its purchased power costs during the reconciliation period covered by PUC Docket No. 30143 in a manner consistent with the Texas Commission’s decision in PUC Docket No. 26194. However, the Texas Commission is currently conducting a generic rulemaking proceeding to determine a statewide policy for the appropriate recovery mechanism for capacity in purchased power contracts. There can be no assurance as to the outcome of the rulemaking and its potential impact on the Company with respect to fuel recovery in future reconciliation periods, including that in PUC Docket No. 30143. Additionally, intervenors in PUC Docket No. 30143 have filed testimony disputing as much as $44 million of the requested fuel and purchased power costs. A settlement in principle was reached with all parties on November 4, 2005 pending approval by the El Paso city council. A motion to abate the procedural schedule was also filed with the Texas Commission pending the completion and filing of a formal settlement agreement. The Company has recorded a reserve including $1.5 million in the third quarter of 2005 sufficient to provide for $9.0 million in fuel disallowances in PUC Docket No. 30143 which fully recognizes the impact of the settlement in principle. Although the ultimate outcome of the proceeding cannot be predicted with certainty, the Company believes the amount of under/overcollection of fuel revenues recorded as of September 30, 2005 is appropriate. An adverse ruling by the Texas Commission in an amount in excess of the reserved amount could, however, have a material adverse effect on the Company’s results of operations.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On July 8, 2005, the Company filed a petition (PUC Docket No. 31332) with the Texas Commission to increase its fixed fuel factors and to surcharge under-recovered fuel costs as a result of higher natural gas prices. The Company requested an increase in its Texas jurisdiction fixed fuel factors of $30.6 million or 23% annually to reflect higher natural gas costs. The Company also requested a fuel surcharge to recover over a twelve month period $28.2 million of fuel undercollections through the end of May 2005. On September 13, 2005, the Company amended its petition to seek additional fuel under-recoveries through August 2005 and requested that the total fuel under-recoveries of $53.6 million be surcharged over a 24-month period. On September 14, 2005, the Company filed a unanimous stipulation to approve the requested fixed fuel factor and amended fuel surcharge. The stipulation also requested that the fixed fuel factors and fuel surcharge be implemented on an interim basis effective with billings in October 2005. The Administrative Law Judge issued an order approving the fixed fuel factors and fuel surcharge on an interim basis on September 16, 2005. The interim rates are subject to final approval by the Texas Commission which is expected by the end of 2005. The interim rates were implemented effective with the first billing cycle in October 2005.

New Mexico Regulatory Matters

Fuel and Purchased Power Costs. On August 29, 2005 the Company filed the annual reconciliation of its Fuel and Purchased Power Cost Adjustment Clause “FPPCAC” for the period June 1, 2004 through May 31, 2005 in compliance with the requirements of the New Mexico Public Regulation Commission’s (“NMPRC”) Final Order in NMPRC Case No. 03-00302-UT. The Company requested reconciliation of all its fuel and purchased power costs for this period, and requested recovery of $1.3 million for the New Mexico jurisdictional portion of purchased power capacity costs consistent with its interpretation of NMPRC rules. However, the Company has not recognized deferred fuel revenue through September 2005 to reflect recovery of these costs. A hearing date has not been established for this proceeding. While the Company believes that it has fully supported the recovery of all of its applicable fuel and purchased power costs, the Company cannot predict when or how the NMPRC will rule on this case. An adverse ruling by the NMPRC could have a material negative effect on the Company’s results of operations.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

C.	Common Stock

Common Stock Repurchase Program

Since the inception of the stock repurchase programs in 1999, the Company has repurchased a total of approximately 15.3 million shares of its common stock at an aggregate cost of $175.6 million, including commissions. Approximately 1.7 million shares remain authorized to be repurchased under the currently authorized program. No shares were repurchased during 2005. The Company may continue making purchases of its stock pursuant to its stock repurchase plan at open market prices and may engage in private transactions, where appropriate. The repurchased shares will be available for issuance under employee benefit and stock option plans, or may be retired.

Reconciliation of Basic and Diluted Earnings Per Share

The reconciliation of basic and diluted earnings per share before extraordinary item is presented below:

	Three Months Ended September 30,
	2005			2004
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands)			(In thousands)
Basic earnings per share:
Income before extraordinary item	$28,012	47,826,500	$0.59	$23,938	47,456,759	$0.50

Effect of dilutive securities:
Unvested restricted stock	—	181,868		—	122,546
Stock options	—	582,491		—	513,267

Diluted earnings per share:
Income before extraordinary item	$28,012	48,590,859	$0.58	$23,938	48,092,572	$0.50

	Nine Months Ended September 30,
	2005			2004
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands)			(In thousands)
Basic earnings per share:
Income before extraordinary item	$28,807	47,646,788	$0.60	$34,551	47,469,393	$0.73

Effect of dilutive securities:
Unvested restricted stock	—	106,264		—	59,820
Stock options	—	430,249		—	462,538

Diluted earnings per share:
Income before extraordinary item	$28,807	48,183,301	$0.60	$34,551	47,991,751	$0.72

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Twelve Months Ended September 30,
	2005			2004
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands)			(In thousands)
Basic earnings per share:
Income before extraordinary item	$27,625	47,559,379	$0.58	$36,737	47,531,797	$0.77

Effect of dilutive securities:
Unvested restricted stock	—	119,766		—	67,929
Stock options	—	483,759		—	439,827

Diluted earnings per share:
Income before extraordinary item	$27,625	48,162,904	$0.57	$36,737	48,039,553	$0.76

Options excluded from the computation of diluted earnings per share because the exercise price was greater than the average market price for the periods presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2005	2004	2005	2004	2005	2004
Options excluded	—	2,184	—	238,459	—	444,645
Exercise price range	$—	$15.65 - $15.99	$—	$13.77 - $15.99	$—	$12.78 - $15.99

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

Environmental Matters

The Company is subject to regulation with respect to air, soil and water quality, solid waste disposal and other environmental matters by federal, state, tribal and local authorities. Those authorities govern current facility operations and have continuing jurisdiction over facility modifications. Failure to comply with these environmental regulatory requirements can result in actions by regulatory agencies or other authorities that might seek to impose on the Company administrative, civil, and/or criminal penalties. If the United States regulates greenhouse gas emissions, the Company’s fossil fuel generation assets will be faced with the additional cost of monitoring, controlling and reporting these emissions, although, given the Company’s significant nuclear and gas fired portfolio, the Company does not believe such regulations would impose greater burdens on the Company than on most other electric utilities. In

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

addition, unauthorized releases of pollutants or contaminants into the environment can result in costly cleanup obligations that are subject to enforcement by regulatory agencies. Environmental regulations can change rapidly and are often difficult to predict. While the Company strives to prepare for and implement changes necessary to comply with changing environmental regulations, substantial expenditures may be required for the Company to comply with such regulations in the future.

The Company analyzes the costs of its obligations arising from environmental matters on an ongoing basis, and believes it has made adequate provision in its financial statements to meet such obligations. As a result of this analysis, the Company has a provision for environmental remediation obligations of approximately $1.1 million as of September 30, 2005, which is related to compliance with federal and state environmental standards. However, unforeseen expenses associated with compliance could have a material adverse effect on the future operations and financial condition of the Company.

The Company incurred the following expenditures during the three, nine and twelve months ended September 30, 2005 and 2004 to comply with federal environmental statutes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2005	2004	2005	2004	2005	2004
Clean Air Act	$300	$59	$875	$693	$944	$1,024
Clean Water Act (1)	213	104	549	460	1,295	410

(1)	Includes $0.6 million in remediation costs for the twelve months ended September 30, 2005.

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

Tax Matters

The Company’s federal income tax returns for the years 1999 through 2002 have been examined by the IRS. On May 9, 2005, the Company received the IRS notice of proposed deficiency. The primary audit adjustments proposed by the IRS related to (i) whether the Company was entitled to currently deduct payments related to the repair of the Palo Verde Unit 2 steam generators or whether these payments should be capitalized and depreciated and (ii) whether the Company was entitled to currently deduct payments related to the dry cask storage facilities for spent nuclear fuel or whether these payments should be capitalized and depreciated. The Company has protested the audit adjustments through administrative appeals and believes that its treatment of the payments is supported by substantial legal authority. In the event that the IRS prevails, the resulting income tax and interest payments could be material to the Company’s cash flows. The Company believes that the audit adjustments can be resolved through administrative appeals and that, as of September 30, 2005, adequate provision has been made for any additional tax that may be due.

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

On January 16, 2003, the Company was served with a complaint on behalf of a purported class of shareholders alleging violations of the federal securities laws (Roth v. El Paso Electric Company, et al., No. EP-03-CA-0004). The complaint was filed in the El Paso Division of the United States District Court for the Western District of Texas. The suit seeks undisclosed compensatory damages for the class as well as costs and attorneys’ fees. The lead plaintiff, Carpenters Pension Fund of Illinois, filed a consolidated amended complaint on July 2, 2003, alleging, among other things, that the Company and certain of its current and former directors and officers violated securities laws by failing to disclose that some of the Company’s revenues and income were derived from an allegedly unlawful relationship with Enron. The allegations arise out of the FERC investigation of the power markets in the western United States during 2000 and 2001, which the Company previously settled with the FERC Trial Staff and certain intervening parties. On August 15, 2003, the Company and the individual defendants filed a motion to dismiss the complaint for failure to state a claim upon which relief can be granted. On November 26, 2003, the Court denied the motion to dismiss as to the Company and three of the individual defendants and granted the motion to dismiss as to two individual defendants. On April 13, 2004, the Court granted a motion of the Company and the remaining individual defendants requesting permission to file an interlocutory appeal to the U. S. Court of Appeals for the Fifth Circuit regarding certain legal questions relating to the Court’s denial of the motion to dismiss the complaint as to those

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

defendants. On April 27, 2004, the Court entered an order staying the district court proceedings until the Fifth Circuit completed its review. On June 7, 2004, the U. S. Court of Appeals denied the appeal which automatically lifted the stay in the district court. While the Company believed the lawsuit was without merit, the parties reached a settlement to resolve this case. The parties filed a Stipulation of Settlement with the Court on June 2, 2005, and the Court issued a final order approving the settlement on September 15, 2005. The settlement was paid by the Company’s insurance carrier since the deductible had been met and did not require any further charge to the Company’s earnings.

On May 21, 2003, the Company was served with a complaint by the Port of Seattle seeking civil damages under the Sherman Act, the Racketeer Influenced and Corrupt Organization Act, and state antitrust laws, as well as for fraud (Port of Seattle v. Avista Corporation, et al., No. CV03-117OP). The complaint was filed in the United States District Court for the Western District of Washington. The complaint alleges that the Company, indirectly through its dealings with Enron, conspired with the other named defendants to manipulate the California energy market, which had the effect of artificially inflating the price that the Port of Seattle paid for electricity. The Company, together with several other defendants, filed a motion to dismiss. On May 12, 2004, the Court granted the Company’s motion, and the suit was dismissed. The Port of Seattle has filed an appeal of the Court’s decision with the U. S. Court of Appeals for the Ninth Circuit. The Company and the other defendants filed a motion for summary affirmance on July 19, 2005 based on recent U.S. Supreme Court action in a similar case which the defendants contend supports the Court’s dismissal of this case. The motion for summary affirmance was denied on October 17, 2005. The parties are awaiting a hearing and decision on that appeal. While the Company believes that these matters are without merit, the Company is unable to predict the outcome or range of any possible loss.

On May 5, 2004, Wah Chang, a specialty metals manufacturer which operates a plant in Oregon, filed suit against the Company and other defendants in the United States District Court for the District of Oregon. (Wah Chang v. Avista Corporation, et al., No. 04-619AS). The complaint makes substantially the same allegations as were made in Port of Seattle and seeks the same types of damages. In addition, on June 7, 2004, the City of Tacoma filed suit against the Company and other defendants in the United States District Court for the Western District of Washington (City of Tacoma v. American Electric Power Service Corp., et al., C04-5325RBL). This complaint also makes substantially the same allegations as were made in Port of Seattle and seeks civil damages (including treble damages) from the Company and the other defendants for violations of certain antitrust provisions under the Sherman Act. Both of these matters were transferred to the same court that heard and dismissed the Port of Seattle lawsuit and on February 11, 2005, the Court granted the Company’s motion to dismiss both cases. Wah Chang and the City of Tacoma have both filed notices of appeal with the U.S. Court of Appeals for the Ninth Circuit. The parties have filed briefs in both cases and are awaiting a hearing and decision. In addition, the Company and the other defendants filed a motion for summary affirmance in the City of Tacoma lawsuit on August 9, 2005, similar to the motion filed in the Port of Seattle lawsuit. The motion for summary affirmance was denied on October 17, 2005. While the Company believes that these matters are without merit and intends to defend itself vigorously, the Company is unable to predict the outcome or range of possible loss.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

F.	Employee Benefits

Retirement Plans

The net periodic benefit cost recognized for the three, nine and twelve months ended September 30, 2005 and 2004 is made up of the components listed below as determined using the projected unit credit actuarial cost method (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Components of net periodic benefit cost:
Service cost	$1,291	$1,113	$3,873	$3,339
Interest cost	2,658	2,522	7,974	7,566
Expected return on plan assets	(2,359)	(1,927)	(7,077)	(5,781)
Amortization of:
Net loss	1,049	843	3,146	2,529
Prior service cost	29	5	87	15

Net periodic benefit cost	$2,668	$2,556	$8,003	$7,668

	Twelve Months Ended September 30,
	2005	2004
Components of net periodic benefit cost:
Service cost	$4,975	$4,292
Interest cost	10,526	9,967
Expected return on plan assets	(9,222)	(7,665)
Amortization of:
Net loss	4,040	2,963
Prior service cost	187	21

Net periodic benefit cost	$10,506	$9,578

During the nine months ended September 30, 2005, the Company contributed $15.3 million of its projected $18.5 million 2005 annual contribution to its retirement plans.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Postretirement Benefits

The net periodic benefit cost recognized for the three, nine and twelve months ended September 30, 2005 and 2004 is made up of the components listed below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Components of net periodic benefit cost:
Service cost	$1,187	$1,159	$3,561	$3,477
Interest cost	1,667	1,756	5,001	5,268
Expected return on plan assets	(345)	(315)	(1,036)	(945)
Amortization of:
Net gain	—	—	—	—
Prior service cost	(89)	—	(267)	—

Net periodic benefit cost	$2,420	$2,600	$7,259	$7,800

	Twelve Months Ended September 30,
	2005	2004
Components of net periodic benefit cost:
Service cost	$3,880	$4,455
Interest cost	5,572	6,885
Expected return on plan assets	(1,349)	(1,200)
Amortization of:
Net gain	(387)	—
Prior service cost	(518)	—

Net periodic benefit cost	$7,198	$10,140

During the nine months ended September 30, 2005, the Company contributed $2.6 million of its projected $3.4 million 2005 annual contribution to its postretirement plan.

G.	Franchises and Significant Customers

City of El Paso Franchise

On July 21, 2005, the Company entered into a new 25-year franchise with the City which became effective August 2, 2005. Under the new agreement, the franchise fee payable to the City increased from 2% to 3.25% of revenues from customers within the City, and, subject to regulatory approvals, the Company agreed to construct its next power generating plant within the city limits of El Paso. The

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

agreement further provides that the franchise cannot be assigned by the Company to a third party without the consent of the City. In August 2005, a dispute arose over the timing and characterization of past and future franchise fee payments to the City. Management is seeking a resolution of this issue and does not believe that it will have a material impact on the Company’s results of operations or financial condition.

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

In May 2005, the Company issued $400.0 million aggregate principal amount of its 6% Senior Notes due May 15, 2035 (the “Notes”) under its shelf registration statement. The proceeds from the issuance of the Notes of $397.7 million (net of a $2.3 million discount) were used to fund the retirement of the Bonds.

During the first quarter of 2005, the Company entered into treasury rate lock agreements to hedge against potential movements in the treasury reference interest rate pending the issuance of the Notes. These treasury rate locks were terminated on May 11, 2005. The treasury rate lock agreements met the criteria for hedge accounting and were designated as a cash flow hedge. In accordance with cash flow hedge accounting, the Company recorded the loss associated with the fair value of the cash flow hedge of approximately $14.0 million, net of tax, as a component of accumulated other comprehensive loss. In

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

May 2005, the Company began to recognize in earnings (as additional interest expense) the accumulated other comprehensive loss associated with the cash flow hedge. During the next twelve month period, approximately $0.3 million of this accumulated other comprehensive loss item will be reclassified to interest expense.

On August 1, 2005, the Company issued three series of pollution control bonds in the amounts of $63.5 million, $59.2 million and $37.1 million. The $59.2 million bonds, which mature in 2040, were issued with a fixed interest rate of 4.80% and an effective interest rate of 4.91% after considering related insurance and issuance costs. The $63.5 million and $37.1 million bonds, which also mature in 2040, were issued with a variable rate that is repriced weekly. The Company also remarketed $33.3 million of pollution control bonds which bear a fixed interest rate of 4% until August 1, 2012 which is the date the bonds are due to be remarketed. The effective interest rate for these bonds is 4.47% after considering related insurance and issuance costs. The issuance and remarketing replace four series of bonds which were subject to mandatory tender or remarketing as of August 1, 2005.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

El Paso Electric Company:

We have reviewed the condensed consolidated balance sheet of El Paso Electric Company and subsidiary as of September 30, 2005, the related condensed consolidated statements of operations and comprehensive operations for the three-month, nine-month, and twelve-month periods ended September 30, 2005 and 2004, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2005 and 2004. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

November 4, 2005

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

These forward-looking statements involve known and unknown risks that may cause our actual results in future periods to differ materially from those expressed in any forward-looking statement. Factors that would cause or contribute to such differences include, but are not limited to, such things as:

•	our rates following the end of the Texas freeze period ending August 1, 2010 and the New Mexico Stipulation,

•	loss of margins on off-system sales,

•	increased costs at Palo Verde,

•	unscheduled outages,

•	electric utility deregulation or re-regulation,

•	regulated and competitive markets,

•	ongoing municipal, state and federal activities,

•	economic and capital market conditions,

•	changes in accounting requirements and other accounting matters,

•	changing weather trends,

•	rates, cost recoveries and other regulatory matters,

•	the impact of changes and downturns in the energy industry and the market for trading wholesale electricity,

•	the City of El Paso’s review of operating expenses pursuant to the rate stipulation,

•	timing of fuel costs recoveries,

•	political, legislative, judicial and regulatory developments,

•	the impact of lawsuits filed against us,

•	the impact of changes in interest rates,

•	changes in, and the assumptions used for, pension and other post-retirement and post-employment benefit liability calculations, as well as actual and assumed investment returns on pension plan assets,

•	the impact of changing cost and cost escalation and other assumptions on our nuclear decommissioning liability for the Palo Verde Nuclear Generating Station,

•	Texas, New Mexico and electric industry utility service reliability standards,

•	homeland security considerations,

•	coal, natural gas, oil and wholesale electricity prices, and

•	other circumstances affecting anticipated operations, sales and costs.

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

Decommissioning. Recently the Palo Verde Participants approved the 2004 Palo Verde decommissioning study. Some changes in the cost calculations occurred between the prior 2001 study and the 2004 study. The 2004 study estimated that we must fund approximately $335.7 million (stated in 2004 dollars) to cover our share of decommissioning costs. The previous cost estimate from the 2001 study estimated that we needed to fund approximately $311.6 million (stated in 2001 dollars). Had an equivalent estimate been calculated for the 2001 study in 2004 dollars, based upon the same 3.6% escalation rate utilized in the 2001 study, the previous estimate would have been $346.5 million stated in 2004 dollars. The estimated liability under the 2004 study differs from the ARO liability of $62.9 million we recorded as of September 30, 2005. This difference can be attributed to how SFAS No. 143 measures the ARO liability, relative to current cost estimates, and the inherent assumption in SFAS No. 143 that Palo Verde will operate until the end of its useful life (which includes an assessment of the probability of a license extension). The ARO liability calculation begins with the same current cost estimate referenced above, then escalates that cost over the remaining life of the plant, finally discounting the resulting cost at a credit-risk adjusted discount rate. Since we assumed an escalation rate of 3.6% and a credit-risk adjusted discount rate of 9.5% in the calculation of the ARO liability, the ARO liability is significantly less than our share of the current estimated cost to decommission Palo Verde in 2001 dollars. As Palo Verde approaches the end of its estimated useful life, the difference between the

ARO liability and future current cost estimates will narrow over time due to the accretion of the ARO liability.

Paragraph A26 of SFAS No. 143, “Accounting for Asset Retirement Obligations” requires us to revise our previously recorded asset retirement obligation (“ARO”) for any changes in estimated cash flows. Any changes that result in an upward revision to estimated cash flows shall be treated as a new liability. Any downward revisions to the estimated cash flows results in a reduction to the previously recorded ARO. Since the 2004 study reflects a downward revision in the estimated cash flows for decommissioning costs from the 2001 study, we recorded a $1.8 million reduction to our ARO asset and liability in the third quarter of 2005. Accretion and depreciation expense related to the ARO will decrease approximately $0.3 million annually as a result of this adjustment.

The decommissioning study is updated every three years. The 2007 study is expected to be completed in the second quarter of 2008. Any changes in the estimated cash flows resulting from the 2007 study will be analyzed to determine the impacts to the ARO.

Overview

The following is an overview of our results of operations for the three, nine, and twelve month periods ended September 30, 2005. Income during the three, nine and twelve month periods ended September 30, 2005 and 2004 are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income before extraordinary item (in thousands)	$28,012	$23,938	$28,807	$34,551
Basic earnings per share before extraordinary item	0.59	0.50	0.60	0.73

	Twelve Months Ended September 30,
	2005	2004
Net income before extraordinary item (in thousands)	$27,625	$36,737
Basic earnings per share before extraordinary item	0.58	0.77

The primary factors affecting our results of operations are revenues from the sale of power to retail customers and economy sales as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2005	2004	2005	2004	2005	2004
Retail sales	88%	87%	88%	87%	88%	87%
Economy sales	10	12	11	11	11	12

Revenues from the sale of electricity include fuel costs, which are substantially passed through to customers through fuel adjustment mechanisms in Texas and New Mexico, and base revenues. Base revenues refers to our revenues from the sale of electricity excluding such fuel costs. Economy sales are wholesale sales into markets outside our service territory. Sales for resale (which are wholesale sales within our service territory) accounted for less than 1% of base revenues.

Retail base revenue percentages by customer class are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2005	2004	2005	2004	2005	2004
Residential	43%	40%	40%	39%	39%	38%
Commercial and industrial, small	34	36	35	36	36	36
Commercial and industrial, large	8	9	9	9	9	10
Sales to public authorities	15	15	16	16	16	16

Total base revenues	100%	100%	100%	100%	100%	100%

No retail customer accounted for more than 2% of our base revenues during such periods.

Our results of operations are also significantly impacted by the operation of Palo Verde, which represents approximately 40% of our available net generating capacity and approximately 46%, 48% and 48% of our kWh generation for the three, nine and twelve months ended September 30, 2005, respectively. Palo Verde comprises 41% of our total net plant-in-service and Palo Verde expenses comprise a significant portion of operation and maintenance expenses. In addition, plant operations are subject to performance standards in Texas. If such performance standards are not met, we are subject to a penalty. We have met the Texas performance standards during the 2004 and 2005 periods. See Part I, “Business–Regulation–Texas Regulatory Matters–Palo Verde Performance Standards” of the 2004 Form 10-K.

The following table and accompanying explanation show the primary factors affecting the after-tax change in income before extraordinary item between the 2005 and 2004 periods presented (in thousands):

	Three Months Ended	Nine Months Ended	Twelve Months Ended
September 30, 2004 net income before extraordinary item	$23,938	$34,551	$36,737
Change in:
Increase in retail base revenues (a)	5,797	4,787	4,469
Decreased depreciation and amortization expense (b)	2,881	2,261	1,433
Decreased interest charges on long-term debt (c)	2,052	3,020	3,473
Sales tax refund (d)	770	770	770
Decreased (increased) loss on extinguishment of debt (e)	511	(9,149)	(9,560)
Increased investment and interest income (f)	445	1,205	1,926
Palo Verde operations and maintenance expense (g)	253	(1,011)	(4,011)
2004 IRS settlement (h)	(6,200)	(6,200)	(6,200)
Increased incentive compensation (i)	(1,371)	(2,368)	(4,550)
Accrual for Texas fuel cases (j)	(904)	(904)	1,884
Taxes other than income taxes (k)	(239)	1,029	1,487
Other	79	816	(233)

September 30, 2005 net income	$28,012	$28,807	$27,625

(a)	Retail base revenues increased in 2005 compared to the same periods last year primarily due to increased kWh sales to our residential customers reflecting growth in the number of customers served and favorable weather conditions.

(b)	Depreciation and amortization decreased due to completing the recovery of certain fresh-start accounting related assets over the term of the Texas Rate Stipulation which ended July 2005.

(c)	Interest charges decreased due to decreased interest expense on long-term debt and financing obligations resulting from the refinancing of first mortgage bonds with long-term senior notes and the August 2005 reissuance and remarketing of pollution control bonds at lower interest rates.

(d)	The sales tax refund pertains to a 2005 refund of Texas sales and use tax estimated payments made in prior periods with no comparable amount in 2004.

(e)	Loss on extinguishment of debt for the three month period ended September 30, 2005 compared to the same period last year decreased due to losses incurred with the repurchases of first mortgage bonds in 2004 with no comparable amount in the current quarter. Loss on extinguishment of debt for the nine and twelve month periods ended September 30, 2005 increased compared to the same periods in 2004 and reflect the refinancing of all of our first mortgage bonds in June 2005.

(f)	Investment and interest income increased in 2005 compared to the same periods last year due to the receipt of interest on the sales tax refund referred to above and an adjustment to interest income on a Texas fuel under-recovery balance in 2004.

(g)	Palo Verde operations and maintenance expense increased for the nine months ended September 30, 2005 when compared to the same period last year due to increased operations expense. The twelve months ended September 30, 2005 increased when compared to the same period last year due to increased maintenance expense and the accrual of an employee bonus in the fourth quarter of 2004 with no comparable amount in 2003.

(h)	A benefit was recorded in the third quarter of 2004 from a settlement of an IRS audit of our 1996-1998 tax returns with no comparable amount in 2005.

(i)	Increased incentive compensation relates to the increased accrual for our short-term incentive plan in 2005.

(j)	Accrual for Texas fuel cases for the three and nine month periods ended September 30, 2005 reflect an accrual for a potential fuel disallowance related to the Texas Commission’s review of fuel costs for the period January 1, 2001 through February 28, 2004. The decrease in the accrual for Texas fuel cases for the twelve month period ended September 30, 2005 compared to the same period last year is primarily due to a fuel disallowance in PUC Docket No. 26194 of $2.8 million, after-tax, recorded in the fourth quarter of 2003 offset by the accrual in the current quarter.

(k)	Taxes other than income taxes increased for the three month period ended September 30, 2005 compared to September 30, 2004 due to an increase in the El Paso city franchise fee rate which took effect August 2, 2005, partially offset by a decrease in property taxes. For the nine and twelve month periods other taxes decreased due to lower property taxes. In addition, pursuant to a June 2004 change in New Mexico law, the occupation street rental tax on retail sales of electricity is now collected directly from retail customers and not recorded as an expense.

Historical Results of Operations

The following discussion includes detailed descriptions of factors affecting individual line items in the results of operations. The amounts presented below are presented on a pre-tax basis.

Operating revenues

Operating revenues net of energy expenses increased $8.8 million for the three months ended September 30, 2005 compared to the same period last year primarily due to increased retail base revenues of $9.3 million partially offset by an additional accrual of $1.5 million for a potential Texas fuel disallowance related to PUC Docket No. 30143.

Operating revenues net of energy expenses increased $8.7 million for the nine months ended September 30, 2005 compared to the same period last year primarily due to (i) increased retail base revenues of $7.7 million; (ii) increased economy sales of $1.7 million; and (iii) increases in wheeling and other revenues of $0.8 million. These increases were partially offset by an additional $1.5 million accrual for a potential Texas fuel disallowance related to PUC Docket No. 30143.

Operating revenues net of energy expenses increased $11.7 million for the twelve months ended September 30, 2005 compared to the same period last year primarily due to (i) increased retail base revenues of $7.2 million; (ii) the Texas fuel disallowance of $4.5 million recorded in the fourth quarter of 2003 related to PUC Docket No. 26194 compared to an additional $1.5 million accrual for a potential Texas fuel disallowance related to PUC Docket No. 30143 recorded in the current period; and (iii) increased 2005 economy sales revenue of $2.3 million primarily due to higher prices. These increases were partially offset by the $1.8 million increase in the current period coal reclamation liability.

Comparisons of kWh sales and operating revenues are shown below (in thousands):

			Increase (Decrease)
Quarter Ended September 30:	2005	2004	Amount	Percent
kWh sales:
Retail:
Residential	673,092	586,905	86,187	14.7	%(1)
Commercial and industrial, small	642,342	618,039	24,303	3.9
Commercial and industrial, large	309,002	311,814	(2,812)	(0.9)
Sales to public authorities	374,459	346,887	27,572	7.9

Total retail sales	1,998,895	1,863,645	135,250	7.3

Wholesale:
Sales for resale	12,800	11,163	1,637	14.7
Economy sales	360,157	536,151	(175,994)	(32.8	)(2)

Total wholesale sales	372,957	547,314	(174,357)	(31.9)

Total kWh sales	2,371,852	2,410,959	(39,107)	(1.6)

Operating revenues:
Base revenues:
Retail:
Residential	$59,599	$52,420	$7,179	13.7	%(1)
Commercial and industrial, small	48,030	47,036	994	2.1
Commercial and industrial, large	11,161	11,237	(76)	(0.7)
Sales to public authorities	20,747	19,495	1,252	6.4

Total retail base revenues	139,537	130,188	9,349	7.2
Wholesale:
Sales for resale	508	481	27	5.6

Total base revenues	140,045	130,669	9,376	7.2

Fuel revenues:
Recovered from customers during the period	47,852	43,621	4,231	9.7	(3)(4)
Change in deferred fuel revenues	26,408	3,878	22,530	581.0	(5)

Total fuel revenues	74,260	47,499	26,761	56.3
Economy sales	23,640	23,382	258	1.1
Other	4,086	3,391	695	20.5	(6)(7)

Total operating revenues	$242,031	$204,941	$37,090	18.1

Average number of residential and small commercial and industrial customers	336	325	11	3.4%

(1)	Primarily due to favorable weather conditions and increased customer growth.

(2)	Primarily due to decreased sales as a result of higher retail load and decreased availability of Palo Verde generation.

(3)	Approximately $0.02 per kWh of fuel revenues is collected in base revenues from our New Mexico customers.

(4)	Primarily due to increased kWh sales and recovery of increased fuel costs in New Mexico.

(5)	Primarily due to increased natural gas prices which were not reflected in our Texas fixed fuel factor.

(6)	Primarily due to increased transmission revenues.

(7)	Represents revenues with no related kWh sales.

			Increase (Decrease)
Nine Months Ended September 30:	2005	2004	Amount	Percent
kWh sales:
Retail:
Residential	1,608,976	1,523,708	85,268	5.6	%(1)
Commercial and industrial, small	1,631,809	1,629,402	2,407	0.1
Commercial and industrial, large	883,862	930,649	(46,787)	(5.0	)(2)
Sales to public authorities	977,947	949,559	28,388	3.0

Total retail sales	5,102,594	5,033,318	69,276	1.4

Wholesale:
Sales for resale	34,016	33,916	100	0.3
Economy sales	1,193,299	1,454,125	(260,826)	(17.9	)(3)

Total wholesale sales	1,227,315	1,488,041	(260,726)	(17.5)

Total kWh sales	6,329,909	6,521,359	(191,450)	(2.9)

Operating revenues:
Base revenues:
Retail:
Residential	$142,296	$134,572	$7,724	5.7	%(1)
Commercial and industrial, small	126,964	126,483	481	0.4
Commercial and industrial, large	31,271	32,540	(1,269)	(3.9	)(2)
Sales to public authorities	55,883	55,098	785	1.4

Total retail base revenues	356,414	348,693	7,721	2.2
Wholesale:
Sales for resale	1,340	1,393	(53)	(3.8)

Total base revenues	357,754	350,086	7,668	2.2

Fuel revenues:
Recovered from customers during the period	116,070	110,610	5,460	4.9	(4)(5)
Change in deferred fuel revenues	44,461	13,233	31,228	236.0	(6)

Total fuel revenues	160,531	123,843	36,688	29.6
Economy sales	62,024	60,873	1,151	1.9
Other	10,207	8,197	2,010	24.5	(7)(8)

Total operating revenues	$590,516	$542,999	$47,517	8.8

Average number of residential and small commercial and industrial customers	332	323	9	2.7%

(1)	Primarily due to favorable weather conditions and increased customer growth.

(2)	Primarily due to our customers in the copper wire manufacturing and apparel industries leaving our service territory.

(3)	Primarily due to decreased sales as a result of higher retail load and decreased availability of Palo Verde generation.

(4)	Approximately $0.02 per kWh of fuel revenues is collected in base revenues from our New Mexico customers.

(5)	Primarily due to increased kWh sales and recovery of increased fuel costs in New Mexico.

(6)	Primarily due to increased natural gas prices which were not reflected in our Texas fixed fuel factor.

(7)	Primarily due to increased transmission revenues.

(8)	Represents revenues with no related kWh sales.

			Increase (Decrease)
Twelve Months Ended September 30:	2005	2004	Amount	Percent
kWh sales:
Retail:
Residential	2,071,353	1,972,172	99,181	5.0	%(1)
Commercial and industrial, small	2,118,229	2,125,297	(7,068)	(0.3)
Commercial and industrial, large	1,189,639	1,246,923	(57,284)	(4.6	)(2)
Sales to public authorities	1,271,391	1,242,308	29,083	2.3

Total retail sales	6,650,612	6,586,700	63,912	1.0

Wholesale:
Sales for resale	41,194	42,603	(1,409)	(3.3)
Economy sales	1,577,641	1,932,287	(354,646)	(18.4	)(3)

Total wholesale sales	1,618,835	1,974,890	(356,055)	(18.0)

Total kWh sales	8,269,447	8,561,590	(292,143)	(3.4)

Operating revenues:
Base revenues:
Retail:
Residential	$182,476	$173,889	$8,587	4.9	%(1)
Commercial and industrial, small	166,241	166,293	(52)	(0.0)
Commercial and industrial, large	41,881	43,709	(1,828)	(4.2	)(2)
Sales to public authorities	73,505	73,003	502	0.7

Total retail base revenues	464,103	456,894	7,209	1.6
Wholesale:
Sales for resale	1,622	1,743	(121)	(6.9)

Total base revenues	465,725	458,637	7,088	1.5

Fuel revenues:
Recovered from customers during the period	149,152	145,534	3,618	2.5	(4)(5)
Change in deferred fuel revenues	48,588	6,258	42,330	676.4	(6)

Total fuel revenues	197,740	151,792	45,948	30.3
Economy sales	79,684	79,042	642	0.8
Other	12,996	10,481	2,515	24.0	(7)(8)

Total operating revenues	$756,145	$699,952	$56,193	8.0

Average number of residential and small commercial and industrial customers	331	322	9	2.8%

(1)	Primarily due to favorable weather conditions and increased customer growth.

(2)	Primarily due to our customers in the copper wire manufacturing and apparel industries leaving our service territory.

(3)	Primarily due to decreased sales as a result of higher retail load and decreased availability of Palo Verde generation.

(4)	Approximately $0.02 per kWh of fuel revenues is collected in base revenues from our New Mexico customers.

(5)	Primarily due to increased kWh sales and recovery of increased fuel costs in New Mexico.

(6)	Primarily due to increased natural gas prices which are not reflected in our Texas fixed fuel factor.

(7)	Primarily due to increased transmission revenues.

(8)	Represents revenues with no related kWh sales.

Other operations expense

Other operations expense increased $2.9 million, or 6.7%, for the three months ended September 30, 2005 compared to the same period last year primarily due to (i) the accrual of $2.2 million for 2005 incentive compensation; (ii) increased 2005 transmission and distribution expenses of $1.6 million; and (iii) increased 2005 outside services expense of $1.4 million. These increases were partially offset by (i) decreased 2005 regulatory expense of $1.6 million primarily due to the receipt of a sales tax refund related to prior periods; and (ii) decreased 2005 Palo Verde operations expense of $0.5 million.

Other operations expense increased $5.6 million, or 4.5%, for the nine months ended September 30, 2005 compared to the same period last year primarily due to (i) an increase of $3.8 million for 2005 incentive compensation; (ii) increased 2005 transmission and distribution expense of $2.7 million; and (iii) increased 2005 Palo Verde operations expense of $1.7 million. These increases were partially offset by (i) decreased 2005 insurance related expenses of $1.3 million; and (ii) decreased 2005 regulatory expense of $1.9 million primarily due to the receipt of a sales tax refund related to prior periods.

Other operations expense increased $9.8 million, or 5.8%, for the twelve months ended September 30, 2005 compared to the same period last year primarily due to (i) an increase of $7.3 million for 2005 incentive compensation; (ii) increased 2005 Palo Verde operations expense of $4.2 million; and (iii) increased 2005 transmission and distribution expense of $3.2 million. These increases were partially offset by (i) decreased 2005 insurance related expenses of $2.1 million; and (ii) decreased 2005 regulatory expense of $1.3 million primarily due to the receipt of a sales tax refund related to prior periods.

Maintenance expense

Maintenance expense decreased $0.5 million for the three months ended September 30, 2005 compared to the same period last year primarily due to the receipt of a sales tax refund in 2005 of $0.9 million related to prior periods.

Maintenance expense increased $1.6 million for the nine months ended September 30, 2005 compared to the same period last year primarily due to (i) increased 2005 maintenance expense of $1.6 million on gas and coal-fired generating plants; and (ii) increased 2005 environmental expense of $0.7 million. These increases were partially offset by the receipt of a sales tax refund in 2005 of $0.9 million related to prior periods.

Maintenance expense increased $8.9 million, or 23.6%, for the twelve months ended September 30, 2005 compared to the same period last year primarily due to (i) increased 2005 non-Palo Verde maintenance expense of $6.4 million as a result of scheduled major overhauls at the Newman gas-fired generating plant; and (ii) increased 2005 Palo Verde maintenance expense of $2.3 million.

Depreciation and amortization expense

Depreciation and amortization expense decreased $4.6 million, $3.6 million and $2.3 million for the three, nine and twelve months ended September 30, 2005, respectively, compared to the same periods last year as a result of completing the recovery of certain fresh-start accounting related assets over the term of the Texas Rate Stipulation which ended in July 2005. The decrease was partially offset by increases in depreciable plant balances and the implementation of new higher depreciation rates based on a new depreciation study effective January 2004.

Taxes other than income taxes

Taxes other than income taxes increased $0.4 million, or 3%, for the three months ended September 30, 2005 compared to the same period last year primarily due to an increase in the El Paso city franchise fees which took effect beginning August 2, 2005 partially offset by a decrease in property taxes. Taxes other than income taxes decreased $1.7 million and $2.4 million for the nine and twelve months ended September 30, 2005, respectively, compared to the same periods last year. The decrease was primarily due to a decrease in property tax compared to the prior period. In addition, pursuant to a June 2004 change in New Mexico law the occupation street rental tax on retail sales of electricity is now collected directly from retail customers and not recorded as an expense of the Company.

Other income (deductions)

Other income (deductions) increased $1.0 million for the three months ended September 30, 2005 compared to the same period last year primarily due to (i) losses on extinguishments of debt of $0.9 million recorded in 2004 with no comparable activity in 2005 and (ii) the receipt of $0.6 million interest related to a sales tax refund in 2005. These increases were partially offset by increased 2005 donations of $0.4 million.

Other income (deductions) decreased $12.9 million and $12.0 million for the nine and twelve months ended September 30, 2005, respectively, compared to the same periods last year. The decrease was primarily due to an increase in the loss on extinguishments of debt of $14.8 million and $15.4 million for the nine and twelve month periods, respectively, as a result of the retirement of our first mortgage bonds in the second quarter of 2005. The decrease for the nine and twelve month periods was partially offset by increased interest income in 2005 of $1.9 million and $3.1 million, respectively, primarily related to a $1.0 million adjustment associated with the resolution of the Texas fuel reconciliation in PUC Docket No. 26194 recorded in 2004 with no comparable activity in 2005 and the receipt of $0.6 million interest related to a sales tax refund in 2005.

Interest charges (credits)

Interest charges (credits) decreased $4.0 million, $6.4 million and $7.0 million for the three, nine and twelve months ended September 30, 2005, respectively, compared to the same period last year. The decrease was primarily due to a $3.3 million, a $4.9 million and a $5.6 million decrease for the three, nine and twelve month periods, respectively, in interest on long-term debt and financing obligations resulting from (i) the repurchase and retirement of first mortgage bonds, (ii) the May 2005 issuance of unsecured senior notes at a lower interest rate than the first mortgage bonds, and (iii) the reissuance or remarketing of our pollution control bonds in August 2005 at lower interest rates. The decrease was also due to increased capitalized interest of $0.8 million, $1.6 million and $1.2 million for the three, nine and twelve month periods, respectively, due to an increase in construction work in progress related to replacement of steam generators at Palo Verde Units 1 and 3.

Income tax

Income tax expense, before the effect of an extraordinary item, increased $11.6 million, $6.1 million and $1.8 million for the three, nine and twelve months ended September 30, 2005 compared to the same periods last year primarily due to the $6.2 million benefit from the IRS settlement recorded in the third quarter of 2004 and for changes in pretax income and certain permanent differences.

Extraordinary gain

Extraordinary gain on re-application of SFAS No. 71 relates to our third quarter 2004 determination that we met the criteria necessary to re-apply SFAS No. 71 to our New Mexico jurisdiction. The decision was based on receiving the New Mexico Commission’s approval for new rates that were based upon our cost of service and the fact that New Mexico had repealed its electric utility restructuring law. The re-application of SFAS No. 71 to our New Mexico jurisdiction resulted in the recording of a $1.8 million extraordinary gain, net of tax in the third quarter of 2004.

New Accounting Standards

In December 2004, the FASB issued a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 (revised) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (revised) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with some limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – “the requisite service period” – typically the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS No. 123 (revised) is effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. SFAS No. 123 (revised) applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. Additionally, compensation cost for outstanding awards for which the requisite service has not been rendered as of the effective date shall be expensed as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards generally as calculated for pro forma disclosure under SFAS No. 123. We have not yet completed the analysis of the ultimate impact that this new pronouncement will have on our financial statements but do not expect this statement to have an effect materially different than the pro forma disclosures provided in Note A.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (“FIN 47”). FIN 47 clarifies that the term “conditional” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity even if the timing and/or settlement are conditional on a future event that may or may not be within the control of an entity. Accordingly, the entity must record a liability for the conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. The interpretation is effective no later than the end of the fiscal year ending after December 15, 2005. We are continuing to evaluate the impact of FIN 47 on our consolidated financial statements.

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

Liquidity and Capital Resources

Our principal liquidity requirements in the near-term are expected to consist of the interest payments on our indebtedness, capital expenditures related to our generating facilities and transmission and distribution systems, operating expenses including fuel costs and other taxes. We expect that cash flows from operations will be sufficient for such purposes, assuming that we receive timely recognition of recent increases in natural gas costs in fuel rates.

Substantial increases in the cost of natural gas during the second and third quarter of 2005 and the delay in reflecting higher fuel costs in fixed fuel factors in Texas have led to the under-recovery of the Texas jurisdictional portion of our fuel costs by $60.0 million, including interest, for the period from March 2004 to September 2005. In July 2005, we filed a request with the Texas Commission to increase fixed fuel factors and surcharge $28.2 million of fuel under-recoveries through May 2005. In September, we reached an agreement with parties to the fuel filing to (i) update the filing to include fuel under-recoveries through August 2005 which then totaled $53.6 million, including interest; (ii) surcharge the under-recovery over a 24-month period; (iii) approve the fuel factors which reflected natural gas cost of $7.28 per mmbtu; and (iv) implement the increase in the fuel factor and the fuel surcharge on an interim basis beginning with October 2005 billings. In September 2005, the Administrative Law Judge in the proceeding issued an order approving the interim rates, and the increased fixed fuel factor and fuel surcharge went into effect in October 2005. The interim rates are subject to final approval by the Texas Commission which is expected by year-end 2005. Natural gas costs continue to exceed the cost reflected in the interim fixed fuel factors and as a result, we expect to continue to under-recover fuel costs in Texas until higher costs can be reflected in the fixed fuel factor. In addition, until fuel under-recoveries are recovered from customers, we will be required to finance higher natural gas costs from internal sources of cash rather than use such cash for other purposes. We can request another increase to our Texas fixed fuel factors in January 2006.

As of September 30, 2005, we had approximately $24.2 million in cash and cash equivalents, a decrease of $5.2 million from the balance of $29.4 million on December 31, 2004.

We filed a shelf registration statement on Form S-3 with the SEC which became effective on May 5, 2005. The shelf registration statement enables us to offer and issue debt securities, first mortgage bonds, shares of stock and certain other securities from time to time in one or more offerings of up to $1.0 billion. On May 19, 2005, pursuant to this shelf registration, we issued $400.0 million of 6% Senior Notes (the “Notes”) due May 15, 2035. The proceeds from the issuance of the Notes were $397.7 million, net of a $2.3 million discount. In anticipation of issuing the Notes, we entered into treasury rate lock agreements to hedge against potential movements in the treasury reference interest rates. These treasury rate locks expired during the second quarter of 2005. Treasury rates fell after we entered into these agreements, and as a result, we made a cash payment of $22.4 million to settle the treasury rate locks at the termination of these agreements in May 2005.

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

In addition to the contractual obligations disclosed in our 2004 Form 10-K, we have contractual obligations for interest payments related to the Notes of $12.0 million for 2005, $48.0 million for 2006 and 2007, $48.0 million for 2008 and 2009 and $1.0 billion for 2010 and later. As discussed above, the contractual obligation associated with the first mortgage bonds as of December 31, 2004 have been eliminated because the related bonds were retired.

On August 1, 2005, we issued three series of pollution control bonds in the amounts of $63.5 million, $59.2 million and $37.1 million. The $59.2 million bonds, which mature in 2040, were issued with a fixed interest rate of 4.80% and an effective interest rate of 4.91% after considering related insurance and issuance costs. The $63.5 million and $37.1 million bonds, which also mature in 2040, were issued with a variable rate that is repriced weekly until they mature in 2040. We also remarketed $33.3 million of pollution control bonds, which bear a fixed interest rate of 4% until August 1, 2012, which is the date the bonds are due to be remarketed. The effective interest rate for these bonds is 4.47% after considering related insurance and issuance costs. The issuance and remarketing replace four series of bonds which were subject to mandatory tender or remarketing as of August 1, 2005.

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

By Year(1)(2)(3) (In millions)		By Function (In millions)
2005	$95	Production (1)(2)	$284
2006	83	Transmission	32
2007	141	Distribution	126
2008	179	General	56

Total	$498	Total	$498

(1)	Does not include acquisition costs for nuclear fuel. See Part I, “Energy Sources – Nuclear Fuel” in the 2004 Form 10-K.

(2)	Includes $159.6 million for local generation, $15.4 million for the Four Corners Station and $109.4 million for the Palo Verde Station.

(3)	Estimated expenditures for construction in 2006 are likely to be higher than the current estimate primarily as a result of anticipated increases in capital expenditures at Palo Verde.

During the twelve months ended September 30, 2005 we generated $38.1 million of federal tax loss carryforwards as a result of (i) increased deferred fuel costs deductible for tax purposes, (ii) tax deductible premiums on retired debt; and (iii) increased tax deductions due to several method changes primarily related to tax depreciation and repair allowances. We anticipate that existing federal tax loss carryforwards will be fully utilized in 2006 and our cash flow requirements are expected to increase over that required in recent years.

We continually evaluate our funding requirements related to our retirement plans, other postretirement benefit plans, and decommissioning trust funds. To date, we have contributed $15.3 million of the projected $18.5 million 2005 annual contribution to our retirement plans. We have also contributed $2.6 million of the projected $3.4 million 2005 annual contribution to our postretirement benefit plan and $4.6 million of the projected $6.2 million 2005 annual contribution to our decommissioning trust funds.

Our $100 million revolving credit facility provides up to $70 million for nuclear fuel purchases. Any amounts not borrowed by us for nuclear fuel purchases are available for use for working capital needs. As of September 30, 2005, approximately $39.9 million had been drawn for nuclear fuel purchases and no borrowings were outstanding on this facility for working capital needs. The revolving credit facility was renewed for a five-year term in December 2004. During the term of the agreement, the revolving credit facility may be increased to $150 million at our request.

Since the inception of the stock repurchase programs in 1999, we have repurchased a total of approximately 15.3 million shares of our common stock at an aggregate cost of $175.6 million, including commissions. No shares were repurchased during 2005. We may continue making purchases of our stock pursuant to our stock repurchase plan at open market prices and may engage in private transactions, where appropriate. The repurchased shares will be available for issuance under employee benefit and stock option plans, or may be retired. Common stock equity as a percentage of capitalization, including current portion of long-term debt and financing obligations, was 47% as of September 30, 2005.

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

Our Costs Could Increase if There are Problems at the Palo Verde Nuclear Generating Station

A significant percentage of our generating capacity, assets and operating expenses is attributable to Palo Verde. Our 15.8% interest in each of the three Palo Verde units total approximately 600 MW of generating capacity. Palo Verde represents approximately 40% of our available net generating capacity and represented approximately 48% of our available energy for the nine months ended September 30, 2005. Palo Verde comprises 41% of our total net plant-in-service and Palo Verde expenses comprise a significant portion of operation and maintenance expenses. We face the risk of additional or unanticipated costs at Palo Verde resulting from (i) increases in operation and maintenance expenses; (ii) the replacement of steam generators in Palo Verde Units 1 and 3; (iii) an extended outage of any of the Palo Verde units; (iv) increases in estimates of decommissioning costs; (v) the storage of radioactive waste, including spent nuclear fuel; (vi) insolvency of other Palo Verde Participants; and (vii) compliance with the various requirements and regulations governing commercial nuclear generating stations. At the same time, our retail base rates in Texas are effectively capped through June 2010. As a result, we cannot raise our base rates in Texas in the event of increases in non-fuel costs or loss of revenue unless our return on equity falls below the bottom of a market-based defined range which is currently approximately 8% to 12%. Additionally, should retail competition occur, there may be competitive pressure on our rates which could reduce our profitability. We cannot assure that our revenues will be sufficient to recover any increased costs, including any increased costs in connection with Palo Verde or other operations, whether as a result of inflation, changes in tax laws or regulatory requirements, or other causes.

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

We May Not Be Able to Pass Through All of Our Fuel Expenses to Customers

In general, by law, we are entitled to pass through our prudently incurred fuel and purchased power expenses to our customers in Texas and New Mexico. Nevertheless, we agreed in 2004 to a fixed fuel factor for ten percent of the kilowatt-hours of our retail customers in New Mexico pursuant to a base rate freeze that expires in 2007. This agreement also allows us to price a portion of power from Palo Verde Unit 3 at market prices which tend to track gas prices. To the extent that this indirect “hedge” does not perfectly track our costs, this subjects us to the risk of increased costs of fuel that would not be recoverable. The portion of fuel expense that is not fixed is subject to reconciliation by the Texas and New Mexico Commissions. Prior to the completion of a reconciliation, we record fuel transactions such that fuel revenues equal fuel expense except for the portion fixed in New Mexico. In the event that a disallowance occurs during a reconciliation proceeding, the amounts recorded for fuel and purchased power expenses could differ from the amounts we are allowed to collect from our customers and we would incur a loss to the extent of the disallowance.

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

We are exposed to market risk due to changes in interest rates, equity prices and commodity prices. See our 2004 Form 10-K, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” for a complete discussion of the market risks we face and our market risk sensitive assets and liabilities. As of September 30, 2005, there have been no material changes in the market risks we faced or the fair values of assets and liabilities disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2004 Form 10-K, except as discussed below.

During the first quarter of 2005, we entered into treasury rate lock agreements to hedge against potential movements in the treasury reference interest rate pending the issuance of the Notes. These treasury rate locks expired during the second quarter of 2005. The treasury rate lock agreements met the criteria for hedge accounting and were designated as a cash flow hedge. In accordance with cash flow hedge accounting, we recorded the loss associated with the fair value of the cash flow hedge of approximately $14.0 million, net of tax, as a component of accumulated other comprehensive loss. In May 2005, we began to recognize in earnings (as additional interest expense) the accumulated other comprehensive loss associated with the cash flow hedge.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. During the period covered by this report, our chief executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of September 30, 2005, (the “Evaluation Date”), concluded that as of the Evaluation Date, our disclosure controls and procedures (as required by paragraph (b) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15) were adequate and designed to ensure that material information relating to us and our consolidated subsidiary would be made known to them by others within those entities.

Changes in internal control over financial reporting. In July 2005, we implemented a new account structure along with a reimplementation of our Oracle based general ledger accounting system. In addition, we implemented a new property accounting system and a data warehouse for retaining financial information using the new accounting structure. The new account structure is designed to provide management with financial information for each of our functions and accommodate potential restructuring for our Texas operations.

Management took the necessary steps to maintain reasonable assurance that internal controls over financial reporting continued to function as designed during the implementation of the new systems. In addition, management evaluated our internal controls over financial reporting after implementation of the new systems to ensure that internal controls over financial reporting are and continue to operate effectively. Based upon management’s review of our disclosure controls and procedures (as required by paragraph (b) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15), management determined that such controls were adequate and designed to ensure that material information relating to us and our consolidated subsidiary would be made known to management by others within those entities.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We hereby incorporate by reference the information set forth in Part I of this report under Notes B and E of Notes to Consolidated Financial Statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In February 2004, our Board of Directors authorized an additional stock repurchase program permitting the repurchase of up to 2 million shares of our outstanding common stock. Approximately 1.7 million shares remain authorized to be repurchased under the program. No shares were repurchased during 2005.

Item 6.	Exhibits

See Index to Exhibits incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EL PASO ELECTRIC COMPANY

By:	/s/ SCOTT D. WILSON
Scott D. Wilson
Senior Vice President
and Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Dated: November 4, 2005

EL PASO ELECTRIC COMPANY

INDEX TO EXHIBITS

Exhibit Number	Exhibit
†10.06	Amended and Restated Change in Control Agreement between the Company and certain key officers of the Company.

††10.07	Form of Directors’ Restricted Stock Award Agreement between the Company and certain directors of the Company. (Identical in all material respects to Exhibit 10.07 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

15	Letter re Unaudited Interim Financial Information

31.01	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Eleven agreements, dated March 10, 2005, substantially identical in all material respects to this exhibit, have been entered into with Gary R. Hedrick; J. Frank Bates; Scott D. Wilson; Steven P. Busser; Fernando Gireud; Kerry B. Lore; Robert C. McNiel; Hector Puente; Guillermo Silva, Jr.; John A. Whitacre; and Helen Williams Knopp; officers of the Company.

One agreement, dated July 11, 2005, substantially identical in all material respects to this exhibit, has been entered into with Andy Ramirez, officer of the Company.

One agreement, dated August 10, 2005, substantially identical in all material respects to this exhibit, has been entered into with David G. Carpenter, officer of the Company.

††	In lieu of non-employee director cash compensation, two agreements, dated as of July 1, 2005, substantially identical in all material respects to this Exhibit, have been entered into with Kenneth R. Heitz; and Patricia Z. Holland-Branch; directors of the Company.