Form 10-Q
period 2006-03-31
EL PASO ELECTRIC CO /TX/
filed 2006-05-10
CIK 31978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of April 28, 2006, there were 48,405,574 shares of the Company’s no par value common stock outstanding.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

(i)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

ASSETS

(In thousands)

	March 31, 2006	December 31, 2005
	(Unaudited)
Utility plant:
Electric plant in service	$1,925,953	$1,913,196
Less accumulated depreciation and amortization	(754,131)	(740,339)

Net plant in service	1,171,822	1,172,857
Construction work in progress	90,725	83,092
Nuclear fuel; includes fuel in process of $1,201 and $6,990, respectively	68,732	66,516
Less accumulated amortization	(34,848)	(30,768)

Net nuclear fuel	33,884	35,748

Net utility plant	1,296,431	1,291,697

Current assets:
Cash and temporary investments	27,578	7,956
Accounts receivable, principally trade, net of allowance for doubtful accounts of $2,356 and $2,474, respectively	71,675	76,006
Accumulated deferred income taxes	715	2,628
Inventories, at cost	28,971	28,553
Undercollection of fuel revenues	64,724	71,611
Income taxes receivables	14,938	16,349
Prepayments and other	9,494	8,463

Total current assets	218,095	211,566

Deferred charges and other assets:
Decommissioning trust funds	100,063	96,010
Regulatory assets	25,699	26,050
Undercollection of fuel revenues, non-current	14,643	20,720
Other	18,879	19,406

Total deferred charges and other assets	159,284	162,186

Total assets	$1,673,810	$1,665,449

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Continued)

CAPITALIZATION AND LIABILITIES

(In thousands except for share data)

	March 31, 2006	December 31, 2005
	(Unaudited)
Capitalization:
Common stock, stated value $1 per share, 100,000,000 shares authorized, 63,537,090 and 63,382,456 shares issued, and 131,886 and 124,973 restricted shares, respectively	$63,669	$63,507
Capital in excess of stated value	277,048	275,393
Deferred and unearned compensation	503	2,150
Retained earnings	430,936	421,632
Accumulated other comprehensive loss, net of tax	(28,705)	(30,167)

	743,451	732,515
Treasury stock, 15,365,108 shares, at cost	(176,076)	(176,076)

Common stock equity	567,375	556,439
Long-term debt, net of current portion	590,844	590,838
Financing obligations, net of current portion	19,330	20,180

Total capitalization	1,177,549	1,167,457

Current liabilities:
Current portion of long-term debt and financing obligations	21,665	21,727
Accounts payable, principally trade	33,084	47,128
Taxes accrued other than federal income taxes	16,677	16,021
Interest accrued	10,137	4,484
Other	24,456	24,165

Total current liabilities	106,019	113,525

Deferred credits and other liabilities:
Accumulated deferred income taxes	127,190	123,233
Accrued postretirement benefit liability	105,728	105,084
Asset retirement obligation	68,565	66,997
Accrued pension liability	45,133	45,952
Regulatory liabilities	15,489	15,817
Other	28,137	27,384

Total deferred credits and other liabilities	390,242	384,467

Commitments and contingencies

Total capitalization and liabilities	$1,673,810	$1,665,449

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except for share data)

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2006	2005	2006	2005
Operating revenues	$182,429	$159,185	$827,157	$711,961

Energy expenses:
Fuel	47,556	44,228	266,198	199,603
Purchased and interchanged power	25,556	11,487	94,109	65,086

	73,112	55,715	360,307	264,689

Operating revenues net of energy expenses	109,317	103,470	466,850	447,272

Other operating expenses:
Other operations	43,290	41,869	179,708	173,945
Maintenance	13,902	8,954	52,286	44,941
Depreciation and amortization	17,218	23,570	76,116	93,763
Taxes other than income taxes	12,560	10,416	47,171	41,463

	86,970	84,809	355,281	354,112

Operating income	22,347	18,661	111,569	93,160

Other income (deductions):
Investment and interest income, net	1,115	925	5,815	4,058
Loss on extinguishments of debt	—	—	(19,561)	(3,250)
Miscellaneous non-operating income	9	105	1,025	970
Miscellaneous non-operating deductions	(993)	(939)	(4,240)	(3,429)

	131	91	(16,961)	(1,651)

Interest charges (credits):
Interest on long-term debt and financing obligations	8,678	11,983	37,457	48,478
Other interest	(83)	122	494	509
Capitalized interest and AFUDC	(949)	(1,086)	(5,646)	(3,743)

	7,646	11,019	32,305	45,244

Income before income taxes, cumulative effect of accounting change and extraordinary item	14,832	7,733	62,303	46,265
Income tax expense	5,528	2,976	21,141	11,053

Income before cumulative effect of accounting change and extraordinary item	9,304	4,757	41,162	35,212
Cumulative effect of accounting change, net of tax	—	—	(1,093)	—
Extraordinary gain on re-application of SFAS No. 71, net of tax	—	—	—	1,802

Net income	$9,304	$4,757	$40,069	$37,014

Basic earnings per share:
Income before cumulative effect of accounting change and extraordinary item	$0.19	$0.10	$0.86	$0.74
Cumulative effect of accounting change, net of tax	—	—	(0.02)	—
Extraordinary gain on re-application of SFAS No. 71, net of tax	—	—	—	0.04

Net income	$0.19	$0.10	$0.84	$0.78

Diluted earnings per share:
Income before cumulative effect of accounting change and extraordinary item	$0.19	$0.10	$0.85	$0.73
Cumulative effect of accounting change, net of tax	—	—	(0.02)	—
Extraordinary gain on re-application of SFAS No. 71, net of tax	—	—	—	0.04

Net income	$0.19	$0.10	$0.83	$0.77

Weighted average number of shares outstanding	48,131,542	47,405,270	47,890,975	47,415,395

Weighted average number of shares and dilutive potential shares outstanding	48,656,492	48,250,450	48,406,933	48,107,347

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(Unaudited)

(In thousands)

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2006	2005	2006	2005
Net income	$9,304	$4,757	$40,069	$37,014
Other comprehensive income (loss):
Minimum pension liability adjustment	—	—	(6,128)	(1,413)
Net unrealized gains (losses) on marketable securities:
Net holding gains (losses) arising during period	1,579	(1,970)	1,754	(1,906)
Reclassification adjustments for net (gains) losses included in net income	196	91	(459)	(101)
Net losses on cash flow hedges:
Losses arising during period	—	(2,903)	(19,536)	(2,903)
Reclassification adjustment for interest expense included in net income	66	—	209	—

Total other comprehensive income (loss) before income taxes	1,841	(4,782)	(24,160)	(6,323)

Income tax benefit (expense) related to items of other comprehensive income (loss):
Minimum pension liability adjustment	—	—	2,299	532
Net unrealized gains (losses) on marketable securities	(355)	376	(259)	402
Losses on cash flow hedges	(24)	1,093	7,281	1,093

Total income tax benefit (expense)	(379)	1,469	9,321	2,027

Other comprehensive income (loss), net of tax	1,462	(3,313)	(14,839)	(4,296)

Comprehensive income	$10,766	$1,444	$25,230	$32,718

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$9,304	$4,757
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of electric plant in service	17,218	23,570
Amortization of nuclear fuel	4,117	4,700
Deferred income taxes, net	5,452	(2,152)
Other amortization and accretion	2,700	2,912
Other operating activities	(38)	(33)
Change in:
Accounts receivable	4,331	7,159
Inventories	(412)	(344)
Net undercollection of fuel revenues	12,964	2,528
Prepayments and other	285	6,348
Accounts payable	(14,044)	(9,641)
Taxes accrued other than federal income taxes	656	(2,502)
Interest accrued	5,653	(409)
Other current liabilities	291	(1,365)
Deferred charges and credits	137	(2,267)

Net cash provided by operating activities	48,614	33,261

Cash flows from investing activities:
Cash additions to utility property, plant and equipment	(23,240)	(18,914)
Cash additions to nuclear fuel	(2,129)	(1,949)
Capitalized interest and AFUDC:
Utility property, plant and equipment	(789)	(1,036)
Nuclear fuel	(160)	(50)
Decommissioning trust funds:
Purchases, including funding of $1.7 and $1.5 million, respectively	(6,169)	(5,289)
Sales and maturities	3,929	3,235
Other investing activities	561	1,422

Net cash used for investing activities	(27,997)	(22,581)

Cash flows from financing activities:
Proceeds from exercise of stock options	556	2,713
Financing obligations:
Proceeds	2,695	2,323
Payments	(3,606)	(4,284)
Other financing activities	(640)	(883)

Net cash used for financing activities	(995)	(131)

Net increase in cash and temporary investments	19,622	10,549
Cash and temporary investments at beginning of period	7,956	29,401

Cash and temporary investments at end of period	$27,578	$39,950

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A. Principles of Preparation

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Annual Report of El Paso Electric Company on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”). Capitalized terms used in this report and not defined herein have the meaning ascribed for such terms in the 2005 Form 10-K. In the opinion of management of the Company, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at March 31, 2006 and December 31, 2005; the results of its operations and comprehensive operations for the three and twelve months ended March 31, 2006 and 2005; and its cash flows for the three months ended March 31, 2006 and 2005. The results of operations and comprehensive operations and the cash flows for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full calendar year.

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

Stock-Based Compensation. The Company has two stock-based long-term incentive plans. Effective January 1, 2006, the Company adopted SFAS No. 123 (revised) “Accounting for Stock-Based Compensation,” which requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with some limited exceptions). Such cost will be recognized over the period during which an employee is required to provide service in exchange for the award (the “requisite service period”) which typically will be the vesting period. Compensation cost is not recognized for anticipated forfeitures prior to vesting of equity instruments. SFAS No. 123 (revised) applies to all awards granted after January 1, 2006 and to awards modified, repurchased or cancelled after that date. Additionally, compensation cost for outstanding awards for which the requisite service has not been rendered as of January 1, 2006 shall be expensed as the requisite service is rendered on or after such date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for pro forma disclosure under SFAS No. 123. SFAS No. 123 (revised) replaces SFAS No. 123, “Accounting for Stock – Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. See Note C.

Unbilled Revenues. Accounts receivable include accrued unbilled revenues of $14.9 million and $16.4 million at March 31, 2006 and December 31, 2005, respectively.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Cash Flow Disclosures (in thousands)

	Three Months Ended March 31,
	2006	2005
Cash paid for:
Interest on long-term debt and financing obligations	$2,639	$12,104

Non-cash financing activities:
Grants of restricted shares of common stock	446	19

B. Regulation

Texas Regulatory Matters

The rates and services of the Company are regulated in Texas by municipalities and by the Texas Commission. The largest municipality in the Company’s Texas service area is the City of El Paso (the “City”). The Texas Commission has exclusive appellate jurisdiction to review municipal orders and ordinances regarding rates and services within municipalities in Texas and original jurisdiction over certain other activities of the Company. The decisions of the Texas Commission are subject to judicial review.

New Texas Freeze Period and Franchise Agreement. On July 21, 2005, the Company entered into an agreement with the City (the “City Rate Agreement”), to extend its existing freeze period for an additional five years expiring June 30, 2010 (the “New Texas Freeze Period”). Under the City Rate Agreement which became effective as of July 1, 2005, most retail base rates will remain at their current level for the next five years. If, during the term of the agreement, the Company’s return on equity falls below the bottom of a defined range, the Company has the right to initiate a rate case and seek an adjustment to base rates. If the Company’s return on equity exceeds the top of the range, the Company will refund, at the City’s direction, an amount equal to 50% of the City jurisdictional pre-tax return in excess of the ceiling. The range is market-based, and at current rates, the range would be approximately 8% to 12%.

Pursuant to the City Rate Agreement, the Company will share with its Texas customers 25% of off-system sales margins and wheeling revenues. Under the prior rate agreement, the Company shared 50% of off-system sales margins and wheeling revenues with Texas customers. The City Rate Agreement requires a variance to the substantive rules of the Texas Commission regarding the sharing of margins. In PUC Docket No. 32289, filed on January 17, 2006, the Company has sought Texas Commission approval of the margin sharing provisions of the agreement. The Company is discussing a negotiated resolution of the case with the Texas Commission Staff and other parties. If the Texas

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Commission does not approve the margin sharing provisions of the City Rate Agreement, the Company and the City have agreed to negotiate in good faith to amend the City Rate Agreement to achieve a similar economic result. The Company is unable to predict when or if the Texas Commission will approve such provisions. A Texas Commission decision is expected in the second quarter of 2006.

In addition, the Company has committed to spend at least 0.3% of its El Paso revenues on civic and charitable causes within the City. The Company and the City have agreed to engage at the Company’s expense the services of an independent consultant to review the reasonableness of certain operating expenses of the Company. If the consultant finds such expenses to be unreasonable, the City Rate Agreement states that the parties will negotiate an appropriate remedy. If the parties are unable to agree on a remedy, the agreement will terminate at the end of one year, and, thereafter, the Company would be subject to traditional rate regulation. The City has retained a consultant to conduct this review which is expected to be completed in the second quarter of 2006. Consistent with the prior rate agreement, the City Rate Agreement may also be reopened by the City in the event of a merger or change in control of the Company to seek rate reductions based on post-merger synergy savings.

The City also granted to the Company a new 25-year franchise which became effective August 2, 2005 and increased franchise fee payments from 2% to 3.25% of gross revenues received for services within the City limits. The franchise governs the Company’s usage of City-owned property and the payment of franchise fees. In August 2005 a dispute arose over the timing and characterization of past and future franchise fee payments to the City. Management is seeking a resolution of this issue and does not believe that it will have a material impact on the Company’s results of operations or financial condition.

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

In November 2005, the Texas Commission approved the Company’s request to (i) increase Texas jurisdictional fixed fuel factors by $30.6 million or 23% annually to reflect an average cost of natural gas of $7.28 per MMBtu; and (ii) recover under-recovered fuel costs through August 2005 of $53.6 million over a 24-month period through a fuel surcharge. The fixed fuel factor and fuel surcharge were implemented effective with billings in October 2005 on an interim basis pending final approval.

On January 5, 2006, the Company filed a petition (PUC Docket No. 32240) with the Texas Commission to increase its fixed fuel factors and to surcharge under-recovered fuel costs as a result of higher natural gas prices. The Company requested an increase in its Texas jurisdiction fixed fuel factors of $30.8 million or 16% annually to reflect an average cost of natural gas of $9.35 per MMBtu. The

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Company also requested a fuel surcharge to recover over a twelve-month period approximately $34 million of fuel undercollections, including interest, for under-recoveries for the period September 2005 through November 2005. The requested fuel factor and fuel surcharge were placed into effect on an interim basis subject to refund effective with February 2006 bills to customers. The Company is currently negotiating with parties to resolve this proceeding. Any settlement will be subject to final approval by the Texas Commission. Parties have agreed to abate this proceeding until May 30, 2006 pending resolution or settlement of the margin sharing proceeding in PUC Docket No. 32289, discussed above.

New Mexico Regulatory Matters

The rates and services of the Company are regulated in New Mexico by the NMPRC. The largest municipality in the Company’s New Mexico service area is the City of Las Cruces. The NMPRC has jurisdiction to review utility agreements with municipalities regarding utility rates and services in New Mexico. The decisions of the NMPRC are subject to judicial review.

Fuel and purchased power costs. On August 29, 2005, the Company filed the annual reconciliation of its Fuel and Purchased Power Cost Adjustment Clause (“FPPCAC”) for the period June 1, 2004 through May 31, 2005 in compliance with the requirements of the NMPRC’s Final Order in NMPRC Case No. 03-00302-UT. The Company requested reconciliation of all its fuel and purchased power costs for this period, and requested recovery of $1.3 million for the New Mexico jurisdictional portion of purchased power capacity costs consistent with its interpretation of NMPRC rules. In April 2006, the Company received a NMPRC final order finding that the Company can recover purchased power capacity costs through its New Mexico fuel adjustment clause and providing for recovery of the $1.3 million of capacity costs during the reconciliation period over a 12-month period beginning in May 2006. The Company recognized deferred fuel revenue for the period of June 1, 2004 through March 31, 2006, of $2.6 million, in the first quarter of 2006 to reflect recovery of these costs. The NMPRC also determined that the Company’s fuel and purchased power costs were reconciled for the limited purpose of verifying all actual fuel and purchased power revenues and expenses recorded by the Company and that the Company had administered its fuel clause in accordance with prior orders and rules of the NMPRC. The reasonableness of fuel costs will be subject to review by the NMPRC in the Company’s next rate filing.

C. Common Stock

Long-Term Incentive Plans

The Company’s shareholders have approved the adoption of two stock-based long-term incentive plans. The first plan was approved in 1996 (the “1996 Plan”) and authorized the issuance of up to 3.5 million shares of common stock for the benefit of officers, key employees and directors. The second plan was approved in 1999 (the “1999 Plan”) and authorized the issuance of up to two million shares of common stock for the benefits of directors, officers, managers, other employees and consultants. Under

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the plans, common stock may be issued through the award or grant of non-statutory stock options, incentive stock options, stock appreciation rights, restricted stock, bonus stock and performance stock. As of March 31, 2006, there were 159,932 shares available for future awards under these two plans. The Company may issue new shares, purchase shares on the open market, or issue shares from shares the Company has repurchased to meet the share requirements of these plans.

As discussed in Note A, the Company adopted SFAS No. 123 (revised) effective January 1, 2006. The Company adopted the “modified prospective application method” as provided for in SFAS No. 123 (revised) which provides for compensation expense related to unvested stock awards to be recognized prospectively. Under the modified prospective application method, compensation expense for unvested awards is recognized over the remaining service periods of those awards and the cumulative change in compensation expense vested in prior periods is recognized in the period the new accounting standard is adopted.

Stock Options. Stock options have been granted at exercise prices equal to or greater than the market value of the underlying shares at the date of grant. The fair value for these options was estimated at the grant date using the Black-Scholes option pricing model. The options expire ten years from the date of grant unless terminated earlier by the Board of Directors. No stock options were granted during 2005 or the first quarter of 2006. The following table summarizes the transactions in the Company’s stock options for the quarter ended March 31, 2006:

	Number of Shares	Weighted Average Exercise Price	Options Exercisable
Unexercised options outstanding at December 31, 2005	1,354,448	$11.12	1,044,448

Options exercised	(100,000)	5.56

Unexercised options outstanding at March 31, 2006	1,254,448	11.57	1,114,448

The Company received $0.6 million in cash for the 100,000 stock options exercised in the first quarter of 2006, which had an intrinsic value of $1.5 million and a grant date fair value of $0.3 million. No tax benefits were realized for the tax deduction from stock options exercised during the first quarter of 2006 because the Company is in a tax net operating loss position. No options were forfeited or expired during the first quarter of 2006. There were 170,000 options which vested during the first quarter of 2006 with an aggregate intrinsic value of $0.9 million at March 31, 2006, with a fair value at grant date of $1.2 million.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock option awards provide for vesting periods of up to six years. Stock options outstanding and exercisable at March 31, 2006 are set forth in the following table:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number Outstanding	Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life in Years	Weighted Average Exercise Price
$6.56 - $8.125	380,000	1.4	$7.34	380,000	1.4	$7.34
9.50 - 13.85	549,448	5.8	12.85	429,448	5.7	12.77
13.94 - 14.95	325,000	5.2	14.35	305,000	5.2	14.37

	1,254,448			1,114,448

As of March 31, 2006, there were 1,114,448 exercisable stock options with a weighted average exercise price of $11.35, a weighted average grant date fair value of $5.40, and an aggregate intrinsic value of $8.6 million. The aggregate intrinsic value of the 1,254,448 outstanding stock options at March 31, 2006 was $9.4 million.

The Company recorded compensation cost of $0.2 million for the three months ended March 31, 2006 related to the 140,000 outstanding unvested stock option awards and the tax benefit and capitalized costs related to this compensation costs was less than $0.1 million. The unvested stock option awards have a remaining $0.7 million of unrecognized compensation cost. That cost is expected to be recognized over the next two years. The weighted average aggregate fair value at grant date of these unvested stock options is $0.9 million. Weighted average assumptions and grant-date fair value for options granted in 2004 are presented below:

Risk-free interest rate	4.01%
Expected life, in years	7.3
Expected volatility	22.42%
Expected dividend yield	—
Fair value per option	$4.87

Restricted Stock. The Company has awarded restricted stock awards under its long-term incentive plans. Restrictions from resale generally lapse and awards vest over periods of one to five years. The market value of vested restricted stock awards is expensed at the time of grant. The market value of the unvested restricted stock at the date of grant is recorded as deferred and unearned compensation and is shown as a separate component of common stock equity and is amortized to expense over the restriction period. For the three months ended March 31, 2006 and 2005, approximately $0.4 million and $0.3 million, respectively, related to restricted stock awards was charged to expense and the tax benefit related to these expenses was $0.1 million and $0.1 million, respectively. For the twelve months ended March 31, 2006 and 2005, approximately $1.5 million and $1.3 million, respectively, was expensed related to restricted stock awards and the tax benefit related to these

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

expenses was $0.6 million and $0.5 million, respectively. Any capitalized costs related to these expenses would be less than $0.1 million for all periods. The aggregate intrinsic value for restricted stock vested during the quarter ended March 31, 2006 was $0.3 million with a related fair value at grant date of $0.2 million. The outstanding restricted stock has a remaining $1.0 million of unrecognized expense at March 31, 2006 that is expected to be recognized over the weighted average remaining contractual term of the outstanding restricted stock of approximately one year. The aggregate intrinsic value of the 131,886 outstanding restricted shares at March 31, 2006 was $2.5 million. The following table summarizes the unvested restricted stock awards for the first quarter of 2006:

	Total Shares	Weighted- Average Grant Date Fair Value
Restricted shares outstanding at December 31, 2005	124,973	$17.87
Restricted stock awards	21,762	20.79
Lapsed restrictions and vesting	(14,849)	13.90

Restricted shares outstanding at March 31, 2006	131,886	18.80

The holder of a restricted stock award has rights as a shareholder of the Company, including the right to vote and, if applicable, receive cash dividends on restricted stock, except that certain restricted stock awards require any cash dividends on restricted stock to be delivered to the Company in exchange for additional shares of restricted stock of equivalent market value.

Performance Shares. The Company has granted performance share awards to certain officers under the Company’s existing long-term incentive plans, which provide for issuance of Company stock based on the achievement of certain performance criteria over a three-year period. The payout varies between 0% to 200% of performance shares. On January 1, 2006, 68,425 performance shares were issued at the 175% performance level with a total cost of $1.4 million which had been expensed ratably over 2004 and 2005. The requisite service period for these shares ended December 31, 2005 and had an aggregate intrinsic value of $1.4 million. On January 1, 2007, 2008 and 2009, subject to meeting certain performance criteria, additional performance shares will be issued. In accordance with SFAS No. 123 (revised), the Company will recognize the related compensation expense by ratably amortizing the grant date fair market value of awards over the requisite service period and the compensation expense will only be adjusted for forfeitures. The actual number of shares issued can range from zero to 348,200 shares.

The fair market value at the date of grant for the three separate grants of performance shares was based upon a Monte Carlo simulation. The Monte Carlo simulation reflected the structure of the performance plan which calculates the share payout on relative performance of the Company over a three-year performance period based upon total return to shareholders. The fair market value was determined as the average payout of one million simulation paths discounted to the grant date using a risk-

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

free interest rate based upon the constant maturity treasury rate curve at the grant date. The following table summarizes the outstanding performance share awards at the 100% performance level.

	Number Outstanding	Weighted- Average Grant-Date Fair Value
Performance shares outstanding at December 31, 2005	142,500	$20.27
Performance share awards	70,700	18.37
Performance shares issued	(39,100)	18.39

Performance shares outstanding at March 31, 2006	174,100	19.92

The outstanding performance awards have remaining $2.2 million of unrecognized expense at March 31, 2006 that is expected to be recognized over the weighted average remaining contractual term of the awards of approximately 2 years. The aggregate intrinsic value of the 174,100 outstanding awards (based on 100% performance level) at March 31, 2006 was $3.3 million.

During the first quarter of 2006, the Company recorded a cumulative adjustment to operating expense related to 2004 and 2005 performance stock awards to reflect the implementation of SFAS No. 123 (revised) which reduced expense by $0.7 million pretax, $0.4 million after-tax. The Company also recorded $0.3 million of compensation expense for the first quarter of 2006 for the performance share awards with a related tax benefit of $0.1 million. For the twelve months ended March 31, 2006, the Company recorded $0.8 million of compensation expense for the performance share awards which included the cumulative adjustment mentioned above.

Prior to implementing SFAS No. 123 (revised) the Company recognized compensation expense for performance share awards by ratably amortizing their fair market value at the end of the reporting period based on the Company’s performance at that time over the performance cycles. For the three months ended March 31, 2005, the Company recorded $0.3 million compensation expense related to performance shares, and for the twelve months ended March 31, 2005 the Company expensed $1.9 million related to performance share awards.

Proforma Results. If compensation expense for the plans had been amortized on a straight-line basis over the vesting period, consistent with the provisions of SFAS No. 123 (revised), “Accounting for Stock-Based Compensation,” the Company’s net earnings and earnings per share for the three and twelve

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

months ended March 31, 2005 and the twelve months ended March 31, 2006 would have been reduced to the pro forma amounts presented below (in thousands, except for per share data):

	Three Months Ended March 31, 2005	Twelve Months Ended March 31,
		2006	2005
Net income, as reported	$4,757	$40,069	$37,014
Deduct: Compensation expense, net of tax	174	611	93

Pro forma net income	$4,583	$39,458	$36,921

Basic earnings per share:
As reported	$0.10	$0.84	$0.78
Pro forma	0.10	0.82	0.78

Diluted earnings per share:
As reported	0.10	0.83	0.77
Pro forma	0.09	0.82	0.77

Prior to the adoption of SFAS No. 123 (revised), the Company presented all tax benefits for deductions resulting from the exercise of share-based compensation as operating cash flows in the Condensed Consolidated Statement of Cash Flows. SFAS No. 123 (revised) requires the benefits of tax deductions in excess of the taxes expensed on recognized compensation cost to be reported as financing cash flows. The Company currently has no excess tax benefits because of its tax net operating loss position.

Common Stock Repurchase Program

Since the inception of the stock repurchase programs in 1999, the Company has repurchased a total of approximately 15.3 million shares of its common stock at an aggregate cost of $175.6 million, including commissions. Approximately 1.7 million shares remain authorized to be repurchased under the currently authorized program. No shares were repurchased during the first quarter of 2006. The Company may in the future make purchases of its stock pursuant to its stock repurchase plan at open market prices and may engage in private transactions, where appropriate. The repurchased shares will be available for issuance under employee benefit and stock option plans, or may be retired.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Reconciliation of Basic and Diluted Earnings Per Share

The reconciliation of basic and diluted earnings per share before cumulative effect of accounting change and extraordinary item is presented below:

	Three Months Ended March 31,
	2006			2005
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands)			(In thousands)
Basic earnings per share:
Income before cumulative effect of accounting change and extraordinary item	$9,304	48,131,542	$0.19	$4,757	47,405,270	$0.10

Effect of dilutive securities:
Unvested restricted stock		133,134			136,923
Stock options		391,816			708,257

Diluted earnings per share:
Income before cumulative effect of accounting change and extraordinary item	$9,304	48,656,492	$0.19	$4,757	48,250,450	$0.10

	Twelve Months Ended March 31,
	2006			2005
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands)			(In thousands)
Basic earnings per share:
Income before cumulative effect of accounting change and extraordinary item	$41,162	47,890,975	$0.86	$35,212	47,415,395	$0.74

Effect of dilutive securities:
Unvested restricted stock		135,631			113,324
Stock options		380,327			578,628

Diluted earnings per share:
Income before cumulative effect of accounting change and extraordinary item	$41,162	48,406,933	$0.85	$35,212	48,107,347	$0.73

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Options excluded from the computation of diluted earnings per share because the exercise price was greater than the average market price for the periods presented are as follows:

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2006	2005	2006	2005
Options excluded	—	—	—	39,158
Exercise price range	—	—	—	$14.50 - $15.99

D. Commitments, Contingencies and Uncertainties

For a full discussion of commitments and contingencies, see Note I of Notes to Consolidated Financial Statements in the 2005 Form 10-K. In addition, see Note B above and Notes B and C of Notes to Consolidated Financial Statements in the 2005 Form 10-K regarding matters related to regulation and Palo Verde, including decommissioning, spent fuel storage, disposal of low-level radioactive waste, steam generators, reactor vessel heads and liability and insurance matters.

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

The Company analyzes the costs of its obligations arising from environmental matters on an ongoing basis and believes it has made adequate provision in its financial statements to meet such obligations. As a result of this analysis, the Company has a provision for environmental remediation obligations of approximately $2.1 million as of March 31, 2006, which is related to compliance with federal and state environmental standards. However, unforeseen expenses associated with compliance could have a material adverse effect on the future operations and financial condition of the Company.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company incurred the following expenditures during the three and twelve months ended March 31, 2006 and 2005 to comply with federal environmental statutes (in thousands):

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2006	2005	2006	2005
Clean Air Act	$97	$220	$983	$772
Clean Water Act (1)	174	99	1,783	1,079

(1)	Includes $1.1 million and $0.6 million in remediation costs for the twelve months ended March 31, 2006 and 2005, respectively.

Along with many other companies, the Company received from the Texas Commission on Environmental Quality (“TCEQ”) a request for information in 2003 in connection with environmental conditions at a facility in San Angelo, Texas that was operated by the San Angelo Electric Service Company (“SESCO”). In November 2005, TCEQ proposed the SESCO site for listing on the registry of Texas state superfund sites and mailed notice to more than five hundred entities, including the Company, indicating that TCEQ considers each of them to be “potentially responsible parties” at the SESCO site. The Company received from the SESCO working group of potentially responsible parties a settlement offer in January 2006 for remediation and other expenses expected to be incurred in connection with the SESCO site. The Company’s position is that any liability it may have related to the SESCO site was discharged in the Company’s bankruptcy. At this time, the Company has not agreed to the settlement or to otherwise participate in the cleanup of the SESCO site and is unable to predict the outcome of this matter. While the Company has no reason at present to believe that it will incur material liabilities in connection with the SESCO site, it has accrued $0.3 million for potential costs related to this matter.

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

supported by substantial legal authority. In the event that the IRS prevails, the resulting income tax and interest payments could be material to the Company’s cash flows. The IRS is currently performing an examination of the 2003 and 2004 income tax returns.

The Company has established, and periodically reviews and re-evaluates, an estimated contingent tax liability on its consolidated balance sheet to provide for the possibility of adverse outcomes in tax proceedings. Although the ultimate outcome of the ongoing examination cannot be predicted with certainty, and while the contingent tax liability may not in fact be sufficient, the Company believes that the amount of contingent tax liability recorded as of March 31, 2006 is a reasonable estimate of any additional tax that may be due.

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

On May 21, 2003, the Company was served with a complaint by the Port of Seattle seeking civil damages under the Sherman Act, the Racketeer Influenced and Corrupt Organization Act, and state antitrust laws, as well as for fraud (Port of Seattle v. Avista Corporation, et al., No. CV03-117OP). The complaint was filed in the United States District Court for the Western District of Washington. The complaint alleges that the Company, indirectly through its dealings with Enron, conspired with the other named defendants to manipulate the California energy market, which had the effect of artificially inflating the price that the Port of Seattle paid for electricity. The Company, together with several other defendants, filed a motion to dismiss. On May 12, 2004, the Court granted the Company’s motion, and the suit was dismissed. The Port of Seattle has filed an appeal of the Court’s decision with the U. S. Court of Appeals for the Ninth Circuit. On March 30, 2006, the Court of Appeals upheld the dismissal of this matter.

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

F. Employee Benefits

Retirement Plans

The net periodic benefit cost recognized for the three and twelve months ended March 31, 2006 and 2005 is made up of the components listed below as determined using the projected unit credit actuarial cost method (in thousands):

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2006	2005	2006	2005
Components of net periodic benefit cost:
Service cost	$1,426	$1,233	$5,357	$4,561
Interest cost	2,758	2,636	10,754	10,232
Expected return on plan assets	(2,789)	(2,215)	(10,000)	(8,214)
Amortization of:
Net loss	1,151	1,049	4,331	3,629
Prior service cost	29	29	115	139

Net periodic benefit cost	$2,575	$2,732	$10,557	$10,347

During the three months ended March 31, 2006, the Company contributed $3.4 million of its projected $13.7 million 2006 annual contribution to its retirement plans.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Postretirement Benefits

The net periodic benefit cost recognized for the three and twelve months ended March 31, 2006 and 2005 is made up of the components listed below (in thousands):

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2006	2005	2006	2005
Components of net periodic benefit cost:
Service cost	$1,030	$1,098	$4,681	$3,735
Interest cost	1,532	1,698	6,501	5,781
Expected return on plan assets	(368)	(339)	(1,411)	(1,282)
Amortization of:
Net gain	—	—	—	(387)
Prior service cost	(694)	(63)	(986)	(314)

Net periodic benefit cost	$1,500	$2,394	$8,785	$7,533

During the three months ended March 31, 2006, the Company contributed $0.9 million of its projected $3.4 million 2006 annual contribution to its postretirement plan.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

El Paso Electric Company:

We have reviewed the condensed consolidated balance sheet of El Paso Electric Company and subsidiary as of March 31, 2006, the related condensed consolidated statements of operations and comprehensive operations for the three-month and twelve-month periods ended March 31, 2006 and 2005, and the related condensed consolidated statements of cash flows for the three-month periods ended March 31, 2006 and 2005. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of El Paso Electric Company and subsidiary as of December 31, 2005, and the related consolidated statements of operations, comprehensive operations, changes in common stock equity, and cash flows for the year then ended (not presented herein); and in our report dated March 10, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                         KPMG LLP

El Paso, Texas

May 8, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this Item 2 updates, and should be read in conjunction with, the information set forth in Part II, Item 7 of our 2005 Form 10-K.

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

These lists are not all-inclusive because it is not possible to predict all factors. A discussion of some of these factors is included in this document under the headings “Risk Factors” and in the 2005 Form 10-K under the headings “Management’s Discussion and Analysis” “–Summary of Critical Accounting Policies and Estimates” and “–Liquidity and Capital Resources.” This report should be read in its entirety. No one section of this report deals with all aspects of the subject matter. Any forward-looking statement speaks only as of the date such statement was made, and we are not obligated to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made except as required by applicable laws or regulations.

Summary of Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented and actual results could differ in future periods from those estimates. Critical accounting policies and estimates are both important to the portrayal of our financial condition and results of operations and require complex, subjective judgments and are more fully described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2005 Form 10-K.

Palo Verde Operations.

We own approximately 600 megawatts (undivided interest) of generating capacity in the three generating units at the Palo Verde nuclear power station. The operation of Palo Verde affects our ability to make off-system sales, impacts fuel costs to native load customers and represents a significant portion of our non-fuel operating expenses. Generation from Palo Verde declined 23.5% in the quarter ended March 31, 2006 compared to the same period in 2005.

Palo Verde Unit 1 had been operating at reduced power levels since December 25, 2005 due to vibration in one of its shutdown cooling lines. An outage began March 18, 2006, during which inspections and tests were performed by APS, the operator of Palo Verde, in preparation for a planned 35-40 day outage to begin in June 2006 during which modifications would be made to attempt to remedy the situation. APS informed us that as a result of tests performed during the March outage, vibration limits could be exceeded under a limited number of scenarios if the unit returned to service at reduced power levels. Consequently, rather than pursue operating modifications to bring the unit back into service at a reduced level, APS informed us that the unit will remain shutdown and undergo pre-work and additional engineering tests in connection with the previously planned June outage. APS informed us that such pre-work and testing may be performed earlier with the goal of returning the unit to full power for more of the peak summer months. While the outage at Palo Verde Unit 1 will negatively impact our off-system sales margins, historically we have made fewer off-system sales in the second quarter relative to the first quarter. We retained off-system sales margins in the second quarter of 2005 of $0.7 million. If Palo Verde Unit 1 continues to operate at a reduced capacity beyond June 2006, the adverse financial impact to us could increase and would continue to include foregone wholesale margins, higher capital and/or operating costs and increased purchased power and other costs.

Summary

The following is an overview of our results of operations for the three and twelve month periods ended March 31, 2006 and 2005. Income for the three and twelve month periods ended March 31, 2006 and 2005 is shown below:

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2006	2005	2006	2005
Net income before cumulative effect of accounting change and extraordinary item (in thousands)	$9,304	$4,757	$41,162	$35,212
Basic earnings per share before cumulative effect of accounting change and extraordinary item	0.19	0.10	0.86	0.74

The following table and accompanying explanation show the primary factors affecting the after-tax change in income before cumulative effect of accounting changes and extraordinary item between the 2006 and 2005 periods presented (in thousands):

	Three Months Ended	Twelve Months Ended
March 31, 2005 net income before cumulative effect of accounting change and extraordinary item	$4,757	$35,212
Change in (net of tax):
Decreased depreciation and amortization expense (a)	3,939	10,942
Decreased interest charges on long-term debt (b)	2,048	6,832
Increased retail base revenues (c)	1,903	9,136
Coal reclamation liability adjustment	—	1,902	(d)
New Mexico capacity cost adjustment (e)	1,578	1,578
Increased maintenance at coal and gas-fired generating plants	(1,299)	(717)
Increased taxes other than income taxes (f)	(1,329)	(3,539)
Increased Palo Verde operations and maintenance expense (g)	(1,621)	(3,853)
Decreased off-system sales margins	(911)	(1,973)
Increased loss on extinguishments of debt	—	(10,113	)(h)
2004 IRS settlement	—	(6,200	)(i)
Other	239	1,955

March 31, 2006 net income before cumulative effect of accounting change and extraordinary item	$9,304	$41,162

(a)	Depreciation and amortization decreased due to completing the recovery of certain fresh-start accounting related assets over the term of the Texas Rate Stipulation which ended in July 2005.
(b)	Interest charges decreased due to lower interest expense on long-term debt and financing obligations resulting from the refinancing of first mortgage bonds with long-term senior notes and the August 2005 reissuance and remarketing of pollution control bonds at lower interest rates.
(c)	Retail base revenues increased in 2006 compared to 2005 primarily due to increased kWh sales reflecting growth in the number of residential, small commercial and industrial and public authority customers served and, for the twelve-month period, favorable summer weather conditions and customer growth.
(d)	The coal reclamation liability adjustment pertains to the updated 2004 reclamation study for the coal mine which supplies the Four Corners power plant. We had previously recorded this liability based on a 1998 study and adjusted the liability in December 2004. An additional true-up was recorded in September 2005.
(e)	The New Mexico capacity cost adjustment recognizes additional deferred fuel revenue for the period from June 2004 to March 2006 to reflect a final order of the NMPRC, finding that we can recover purchased power capacity costs through our New Mexico fuel adjustment clause.
(f)	Taxes other than income taxes increased in 2006 compared to 2005 due to an increase in the El Paso city franchise fee rate which took effect on August 2, 2005 and higher taxable revenues due to revenue growth and increases in fuel recoveries, partially offset by a decrease in property taxes.
(g)	Palo Verde operations and maintenance expense increased in 2006 when compared to 2005 due to increased operations and maintenance expense at Unit 1 in the first quarter and during the replacement of steam generators in late 2005, refueling outages for Units 1 and 2 in 2005, and increased administrative and general expenses.
(h)	Loss on extinguishments of debt in 2006 increased compared to 2005, reflecting the refinancing of all of our first mortgage bonds in June 2005.
(i)	We recorded a benefit in the third quarter of 2004 from a settlement of an IRS audit of our 1996-1998 tax returns with no comparable amount in the current period.

Historical Results of Operations

The following discussion includes detailed descriptions of factors affecting individual line items in the results of operations. The amounts presented below are presented on a pre-tax basis.

Operating revenues

We realize revenue from the sale of electricity to retail customers at regulated rates and the sale of energy in the wholesale power market generally at market based prices. Sales for resale (which are wholesale sales within our service territory) accounted for less than 1% of revenues for the three and twelve months ended March 31, 2006 and 2005. Off-system sales are wholesale sales into markets outside our service territory. Off-system sales are primarily made in off-peak periods when we have competitive generation capacity available after meeting our regulated service obligations. Under the terms of our City Rate Agreement, we share with our Texas customers 25% of our off-system sales margins and wheeling revenues. (See Note B of the Notes to Consolidated Financial Statements).

Revenues from the sale of electricity include fuel costs, which are essentially passed through to customers through fuel adjustment mechanisms in Texas and New Mexico and a portion through base revenues in New Mexico. We record deferred fuel revenues for the difference between fuel costs and fuel revenues until such amounts are collected from or refunded to customers. “Base revenues” refers to our revenues from the sale of electricity excluding such fuel costs except for a portion of fuel costs in New Mexico.

Retail base revenues. Retail base revenues increased by $3.1 million or 3.2% for the three months ended March 31, 2006 when compared to the same period in 2005 primarily due to increased revenues from residential, small commercial and industrial customers, and public authority customers. Residential base revenues increased by $0.4 million or 1.1% in the first quarter of 2006 compared to the same period in 2005 primarily as a result of a 2.7% increase in the average number of residential customers. The increase in residential customer growth was partially offset by a decrease in average usage per customer due to mild winter weather conditions. During the first quarter of 2006, heating degrees days were at least 15% below both last year and the 10-year average. Base revenues from small commercial and industrial customers and public authorities increased $2.5 million or 4.9% in the first quarter of 2006 compared to the same period last year primarily as a result of a 3.3% and 5.4% increase in the average number of small commercial and industrial customers and public authority customers, respectively.

Retail base revenues increased by $16.2 million or 3.6% for the twelve months ended March 31, 2006 when compared to the same period in 2005. Residential base revenues increased by $10.3 million or 5.9% due to a 6.3% increase in kWh sales primarily due to an increase in the average number of residential customers served and increased usage in the summer of 2005. The increase in retail base revenues was also due to increased kWh sales to small commercial and industrial customers and increased kWh sales to public authority customers of 2.1% and 4.2%, respectively, driven by increases in the average number of customers served. The increase in retail base revenues was partially offset by a 1.3% decrease in the large commercial and industrial base revenue due to a 3.5% decrease in kWh sales.

Retail base revenue percentages by customer class are presented below:

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2006	2005	2006	2005
Residential	39%	39%	39%	38%
Commercial and industrial, small	36	36	36	37
Commercial and industrial, large	9	9	9	9
Sales to public authorities	16	16	16	16

Total base revenues	100%	100%	100%	100%

No retail customer accounted for more than 2% of our base revenues during such periods. As shown in the table above, residential and small commercial customers comprise 75% of our revenues. While this customer base is more stable, it is also more sensitive to changes in weather conditions. As a result, our business is seasonal, with higher kWh sales and revenues during the summer cooling season.

Heating and cooling degree days can be used to evaluate the effect of weather on energy use. For each degree the average outdoor temperature varies from a standard of 65 degrees Fahrenheit a degree day is recorded. As shown in the table below, combined heating and cooling degree days were below both the 10-year average and 2005 periods for the three and twelve months ended March 31, 2006.

	Three Months Ended		10-Year Average	Twelve Months Ended		10-Year Average*
	March 31,			March 31,
	2006	2005		2006	2005
Heating degree days	1,024	1,207	1,221	1,993	2,459	2,405
Cooling degree days	13	2	11	2,560	2,292	2,530

*	Calendar year basis.

Fuel revenues. Fuel revenues consist of two parts: (i) revenues collected from customers under fuel recovery mechanisms approved by the state commissions, and (ii) deferred fuel revenues which are comprised of the difference between fuel costs and fuel revenues collected from customers. In New Mexico, the fuel adjustment clause allows us to reflect current fuel costs in the fuel clause and to recover under-recoveries or refund over-recoveries in the clause with a two-month lag. In Texas, fuel costs are recovered through a fixed fuel factor that may be adjusted two times per year. In addition, if we materially over-recover fuel costs, we must seek to refund the over-recovery, and if we materially under-recover fuel costs, we may seek a surcharge to recover those costs. Natural gas prices increased significantly during the twelve months ended March 31, 2006 compared to the same period last year resulting in a significant increase in deferred fuel revenues particularly in Texas due to the lag in reflecting current fuel prices in the fuel recovery mechanism. Deferred fuel revenues increased $64.3 million for the twelve months ended March 31, 2006 compared to the same period last year. Because higher fuel prices were not fully reflected in fuel factors in Texas until February 2006, the Company had a small under-recovery of fuel costs in the first quarter of 2006.

In July 2005 we filed with the Texas Commission for an increase in our fixed fuel factor and to surcharge fuel under-recoveries. A settlement allowed us, beginning in October 2005, to increase our fixed fuel factor and to surcharge $53.6 million of fuel under-recoveries over a 24-month period. In January 2006, we again filed with the Texas Commission to increase our fixed fuel factor and surcharge approximately $34 million for additional fuel under-recoveries, including interest for the period of September through November 2005, over a twelve-month period. We received Texas Commission approval to implement the new fuel factor and surcharge on an interim basis beginning with February 2006 billings. Due to these increases in our fixed fuel factor, fuel revenues recovered from Texas customers increased $18.6 million and $39.1 million for the three and twelve month periods ending March 31, 2006 compared to the same periods in 2005.

Off-system sales. Off-system sales are primarily made in off-peak periods when we have competitive generation capacity available after meeting our regulated service obligations. Off-system kWh sales declined 33.9% and 37% for the three and twelve months ended March 31, 2006, respectively, when compared to the same periods last year. Reduced output at Palo Verde resulted in a decline in available energy to sell in the off-system market; however, this decrease in available power was partially offset by higher average market prices.

Comparisons of kWh sales and operating revenues are shown below (in thousands):

			Increase (Decrease)
Quarter Ended March 31:	2006	2005	Amount	Percent
kWh sales:
Retail:
Residential	451,163	449,464	1,699	0.4%
Commercial and industrial, small	449,607	435,490	14,117	3.2
Commercial and industrial, large	261,464	267,840	(6,376)	(2.4)
Sales to public authorities	282,226	268,046	14,180	5.3

Total retail sales	1,444,460	1,420,840	23,620	1.7

Wholesale:
Sales for resale	9,237	8,165	1,072	13.1
Off-system sales	387,878	587,111	(199,233)	(33.9)

Total wholesale sales	397,115	595,276	(198,161)	(33.3)

Total kWh sales	1,841,575	2,016,116	(174,541)	(8.7)

Operating revenues:
Base revenues:
Retail:
Residential	$39,649	$39,235	$414	1.1%
Commercial and industrial, small	36,820	35,364	1,456	4.1
Commercial and industrial, large	9,520	9,274	246	2.7
Sales to public authorities	16,762	15,737	1,025	6.5

Total retail base revenues (1)	102,751	99,610	3,141	3.2
Wholesale:
Sales for resale	347	325	22	6.8

Total base revenues	103,098	99,935	3,163	3.2

Fuel revenues:
Recovered from customers during the period	50,715	32,070	18,645	58.1
Change in deferred fuel revenues	(2,588)	(2,542)	(46)	1.8

Total fuel revenues	48,127	29,528	18,599	63.0
Off-system sales	26,759	26,710	49	0.2
Other	4,445	3,012	1,433	47.6	(2)(3)

Total operating revenues	$182,429	$159,185	$23,244	14.6

(1)	Includes fuel recovered through New Mexico base rates of $6.6 million and $6.5 million for 2006 and 2005, respectively.
(2)	Primarily due to increased transmission revenues.
(3)	Represents revenues with no related kWh sales.

			Increase (Decrease)
Twelve Months Ended March 31:	2006	2005	Amount	Percent
kWh sales:
Retail:
Residential	2,091,797	1,967,232	124,565	6.3%
Commercial and industrial, small	2,141,035	2,096,464	44,571	2.1
Commercial and industrial, large	1,159,130	1,200,875	(41,745)	(3.5)
Sales to public authorities	1,284,296	1,232,146	52,150	4.2

Total retail sales	6,676,258	6,496,717	179,541	2.8

Wholesale:
Sales for resale	42,955	39,991	2,964	7.4
Off-system sales	1,221,545	1,938,958	(717,413)	(37.0)

Total wholesale sales	1,264,500	1,978,949	(714,449)	(36.1)

Total kWh sales	7,940,758	8,475,666	(534,908)	(6.3)

Operating revenues:
Base revenues:
Retail:
Residential	$184,081	$173,816	$10,265	5.9
Commercial and industrial, small	168,697	165,023	3,674	2.2
Commercial and industrial, large	41,567	42,134	(567)	(1.3)
Sales to public authorities	74,702	71,899	2,803	3.9

Total retail base revenues (1)	469,047	452,872	16,175	3.6
Wholesale:
Sales for resale	1,709	1,608	101	6.3

Total base revenues	470,756	454,480	16,276	3.6

Fuel revenues:
Recovered from customers during the period	183,145	144,086	39,059	27.1
Change in deferred fuel revenues	79,493	15,220	64,273	422.3	(2)

Total fuel revenues	262,638	159,306	103,332	64.9
Off-system sales	78,258	86,279	(8,021)	(9.3)
Other	15,505	11,896	3,609	30.3	(3)(4)

Total operating revenues	$827,157	$711,961	$115,196	16.2

(1)	Includes fuel recovered through New Mexico base rates of $29.5 million and $28.1 million for 2006 and 2005, respectively.
(2)	Primarily due to an increase in recoverable fuel expense as a result of an increase in the price and volume of natural gas burned and an increase in purchased power costs.
(3)	Primarily due to increased transmission revenues.
(4)	Represents revenues with no related kWh sales.

Energy expenses

Our sources of energy include electricity generated from nuclear fuel, natural gas and coal plants owned by the Company and purchased power. Palo Verde represents approximately 40% of our available net generating capacity and approximately 47% and 44%, respectively, of our available energy for the three and twelve months ended March 31, 2006.

Our energy expenses increased $17.4 million for the three months ended March 31, 2006 when compared to 2005 primarily due to (i) increased costs of purchased power of $14.1 million as the result of increased volumes and higher market prices for power and (ii) increased natural gas costs of $4.1 million as the result of increased prices. These increases were partially offset by a $0.8 million decrease to our nuclear fuel costs due to a decrease in nuclear generation. Energy expenses increased $95.6 million for the twelve months ended March 31, 2006 compared to 2005 primarily due to (i) increased natural gas costs of $72.3 million as the result of increased prices and (ii) increased costs of purchased power of $29.0 million as the result of higher market prices. These increases were partially offset by a $0.7 million decrease to our coal reclamation liability recorded in the third quarter of 2005 compared to a $2.2 million increase in such costs in the fourth quarter of 2004; and a $2.7 million decrease to our nuclear fuel costs due to a decrease in nuclear generation.

	Three Months Ended March 31,
	2006				2005
Fuel Type	Cost		MWh	Cost per MWh	Cost		MWh	Cost per MWh
	(in thousands)				(in thousands)
Natural gas	$39,068	(a)	446,360	$87.53	$34,987		504,276	$69.38
Coal	3,024		207,511	14.57	2,866		192,810	14.86
Nuclear	5,570		934,168	5.96	6,375		1,220,979	5.22

Total	47,662		1,588,039	30.01	44,228		1,918,065	23.06
Purchased power	25,556		410,470	62.26	11,487		259,954	44.19

Total energy	$73,218		1,998,509	36.64	$55,715		2,178,019	25.59

	Twelve Months Ended March 31,
	2006				2005
Fuel Type	Cost		MWh	Cost per MWh	Cost		MWh	Cost per MWh
	(in thousands)				(in thousands)
Natural gas	$234,981	(a)	2,585,668	$90.88	$162,696		2,396,826	$67.88
Coal	11,161	(b)	793,703	14.06	11,163	(c)	810,264	13.78
Nuclear	20,814		3,790,747	5.49	23,562		4,497,723	5.24

Total	266,956		7,170,118	37.23	197,421		7,704,813	25.62
Purchased power	94,109		1,408,985	66.79	65,086		1,396,551	46.60

Total energy	$361,065		8,579,103	42.09	$262,507		9,101,364	28.84

(a)	Excludes a fuel refund of $0.1 million.
(b)	Excludes a reduction of $0.7 million to our coal reclamation liability recorded in the third quarter of 2005.
(c)	Excludes an increase of $2.2 million to our coal reclamation liability recorded in the fourth quarter of 2004.

Other operations expense

Other operations expense increased $1.4 million, or 3.4%, for the three months ended March 31, 2006 compared to the same period last year primarily due to (i) increased transmission expense of $1.6 million as the result of new wheeling contracts; (ii) increased consulting fees of $0.3 million; and (iii) increased Palo Verde operations expense of $0.5 million. These increases were partially offset by decreased post-retirement benefit expenses of $0.9 million.

Other operations expense increased $5.8 million, or 3.3%, for the twelve months ended March 31, 2006 compared to the same period last year primarily due to (i) increased transmission expense of $4.0 million as the result of new wheeling contracts; (ii) increased Palo Verde operations expense of $3.2 million; and (iii) increased post-retirement benefit expenses of $1.3 million. These increases were partially offset by decreased regulatory expense of $2.9 million primarily due to costs for FERC proceedings in 2005.

Maintenance expense

Maintenance expense increased $4.9 million, or 55.3%, for the three months ended March 31, 2006 compared to the same period last year primarily due to increased maintenance expense at our gas-fired generating plants of $2.1 million and increased maintenance expense at Palo Verde of $2.2 million.

Maintenance expense increased $7.3 million, or 16.3%, for the twelve months ended March 31, 2006 compared to the same period last year primarily due to (i) increased maintenance at Palo Verde of $3.0 million; (ii) increase in maintenance expense at our gas-fired generating plants of $1.2 million; and (iii) increased environmental expense of $1.1 million related to remediation projects.

Depreciation and amortization expense

Depreciation and amortization expense decreased $6.4 million and $17.6 million for the three and twelve months ended March 31, 2006, respectively, compared to the same periods last year primarily due to completing the recovery of certain fresh-start accounting related assets over the term of the Texas Rate Stipulation which ended in July 2005. The decrease was partially offset by higher depreciation due to increases in depreciable plant balances.

Taxes other than income taxes

Taxes other than income taxes increased by $2.1 million and $5.7 million for the three and twelve months ended March 31, 2006, respectively, compared to the same periods last year primarily due to an increase in the El Paso city franchise fees which took effect in August 2005 and higher taxable revenues due to increased kWh sales and increases in fuel recoveries.

Other income (deductions)

Other income (deductions) was relatively unchanged for the three months ended March 31, 2006 compared to the same period last year. Other income (deductions) decreased $15.3 million for the twelve months ended March 31, 2006, compared to the same period last year primarily due to an increase in the loss on extinguishment of debt of $16.3 million, as a result of the retirement of our first mortgage bonds in the second quarter of 2005. This decrease was partially offset by increased interest income in 2006 of $1.8 million including the receipt of $0.6 million of interest related to a sales tax refund in September 2005.

Interest charges (credits)

Interest charges (credits) decreased $3.4 million and $12.9 million for the three and twelve months ended March 31, 2006, respectively, compared to the same periods last year primarily due to a decrease of $3.3 million and $11.0 million, respectively, in interest on long-term debt and financing obligations resulting from (i) the repurchase and retirement of first mortgage bonds, (ii) the May 2005 issuance of unsecured senior notes at a lower interest rate than the first mortgage bonds, and (iii) the reissuance and remarketing of our pollution control bonds in August 2005 at lower interest rates. The decrease for the twelve month period was also due to increased capitalized interest of $1.9 million as the result of an increase in construction work in progress related to Palo Verde Units 1 and 3 steam generators.

Income tax expense

Income tax expense, before the cumulative effect of an accounting change and an extraordinary item, increased $2.6 million for the three months ended March 31, 2006 compared to the same period last year due to increases in pretax income. Income tax expense, before the cumulative effect of an accounting change and an extraordinary item, increased $10.1 million for the twelve months ended March 31, 2006 compared to the same period last year primarily due to the $6.2 million benefit from the IRS settlement recorded in the third quarter of 2004 and changes in pretax income.

Cumulative effect of accounting change

The cumulative effect of accounting change for the twelve months ended March 31, 2006 of $1.1 million, net of tax, relates to the adoption of FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (“FIN 47”) in December 2005. FIN 47 provides guidance on the recognition and measurement of liabilities associated with the retirement and disposal obligations of tangible long-lived assets not already accounted for under SFAS No. 143. FIN 47 affected the accounting for the disposal obligations related to our fuel oil storage tanks, water wells, evaporative ponds and asbestos at our gas-fired generating stations.

Extraordinary gain

The extraordinary gain on re-application of SFAS No. 71 for the twelve months ended March 31, 2005 relates to our third quarter 2004 determination that we met the criteria necessary to re-apply SFAS No. 71 to our New Mexico jurisdiction. The decision was based on our receiving the NMPRC’s approval for new rates that were based upon our cost of service and the fact that New Mexico had repealed its electric utility restructuring law. The re-application of SFAS No. 71 to our New Mexico jurisdiction resulted in a $1.8 million extraordinary gain, net of tax, in the third quarter of 2004.

Liquidity and Capital Resources

Our principal liquidity requirements in the near-term are expected to consist of the interest payments on our indebtedness, capital expenditures related to our generating facilities and transmission and distribution systems, and operating expenses, including fuel costs and taxes. We expect that cash flows from operations will be sufficient for such purposes, assuming that we continue to receive timely recognition of increases in natural gas costs in fuel rates in Texas. As of March 31, 2006, we had approximately $27.6 million in cash and cash equivalents, an increase of $19.6 million from the balance of $8.0 million on December 31, 2005.

Capital Requirements. Substantial increases in the cost of natural gas during 2005 and the delay in reflecting higher fuel costs in fixed fuel factors in Texas have led to the under-recovery of the Texas jurisdictional portion of our fuel costs by $75.1 million, including interest, for the period from March 2004 to March 2006. In November 2005, the Texas Commission approved a settlement of a fuel factor filing to (i) surcharge over a 24-month period fuel under-recoveries of $53.6 million, including interest through August 2005; and (ii) approve new fuel factors which reflected natural gas costs of $7.28 per MMBtu. We had previously been permitted to implement the increase in the fuel factor and the fuel surcharge on an interim basis beginning with October 2005 billings.

In January 2006, we filed a request with the Texas Commission for an additional increase in our fixed fuel factors and to surcharge over a twelve-month period approximately $34 million for fuel under-recoveries, including interest for the period September 2005 to November 2005. The requested fuel factor and fuel surcharge were placed into effect on an interim basis subject to refund effective with February 2006 bills to customers. Because the fuel factor increase did not go into effect until February, we under-recovered fuel costs in Texas for the first quarter of 2006 by approximately $0.5 million. In addition, we collected $10.5 million in fuel surcharges in the quarter, and cash flow should continue to improve as fuel surcharges are collected throughout 2006.

Our long-term capital requirements consist primarily of construction of electric utility plant and the payment of interest on debt. Utility construction expenditures will consist primarily of expanding and updating the transmission and distribution systems, addition of new generation, and the cost of capital improvements and replacements at Palo Verde and other generating facilities, including the replacement of steam generators in Palo Verde Unit 3. See Part I, Item 1, “Business – Construction Program” in our 2005 Form 10-K. We expect that most, if not all, of our construction expenditures will be financed with internal sources of funds through 2008.

During the twelve months ended March 31, 2006, we generated $78.4 million of federal income tax loss carryforwards and $36.8 million of state income tax loss carryforwards as a result of (i) increased deferred fuel revenues that are not taxable until collected; (ii) deductible premiums on the reacquisition of debt; and (iii) increased deductions due to several method changes primarily related to tax depreciation and repair allowances. We anticipate that existing federal and state tax loss carryforwards will be fully utilized in 2006 and our cash flow requirements for federal and state income taxes are expected to increase over that required in recent years.

We continually evaluate our funding requirements related to our retirement plans, other postretirement benefit plans, and decommissioning trust funds. We have contributed $3.4 million of the projected $13.7 million 2006 annual contribution to our retirement plans during the three months ended March 31, 2006. We have also contributed $0.9 million of the projected $3.4 million 2006 annual contribution to our other postretirement benefit plan and $1.7 million of the projected $6.7 million 2006 annual contribution to our decommissioning trust funds during the three months ended March 31, 2006.

The Company does not pay dividends on common stock. Since 1999, the Company has repurchased approximately 15.3 million shares of common stock at an aggregate cost of $175.6 million, including commissions, pursuant to a stock repurchase plan. The Board of Directors authorized the repurchase of up to 2 million shares of common stock in February 2004 of which 1,705,158 shares remain available to be repurchased. No shares were repurchased during the first quarter of 2006. We may in the future make purchases of our stock pursuant to our stock repurchase plan at open market prices and may engage in private transactions, where appropriate. The repurchased shares will be available for issuance under employee benefit and stock option plans, or may be retired. Common stock equity as a percentage of capitalization, including the current portion of long-term debt and financing obligations, was 47% as of March 31, 2006.

Capital Sources. As discussed in our 2005 Form 10-K, we issued senior notes in order to fund the reacquisition of our first mortgage bonds resulting in significant savings in interest costs. In addition, in August 2005, we reissued and remarketed pollution control bonds resulting in a significant savings in interest costs.

While we maintain the ability to issue long-term debt, if needed, and to finance capital requirements, we expect to meet all our capital requirements during 2006 with internal sources of cash. Due to the increased volatility in the natural gas markets we decided to expand our existing revolving credit facility from $100 million to $150 million. The expansion came at a time of heightened competition in the bank markets resulting in lower borrowing costs under the new facility. The revolving credit facility will continue to provide for up to $70 million for nuclear fuel purchases with any amounts not borrowed for nuclear fuel available for working capital purposes.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk due to changes in interest rates, equity prices and commodity prices. See our 2005 Form 10-K, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” for a complete discussion of the market risks we face and our market risk sensitive assets and liabilities. As of March 31, 2006, there have been no material changes in the market risks we faced or the fair values of assets and liabilities disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2005 Form 10-K.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. During the period covered by this report, the Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2006, (the “Evaluation Date”), concluded that as of the Evaluation Date, our disclosure controls and procedures (as required by paragraph (b) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15) were adequate and designed to ensure that material information relating to us and our consolidated subsidiary would be made known to them by others within those entities.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15, that occurred during the quarter ended March 31, 2006, that materially affected, or that were reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We hereby incorporate by reference the information set forth in Part I of this report under Notes B and E of Notes to Consolidated Financial Statements.

Item 1A. Risk Factors

Our 2005 Form 10-K includes a detailed discussion of our risk factors. The information presented below updates and should be read in conjunction with the risk factors and other information disclosed in that Form 10-K.

Our Costs Could Increase or We Could Experience Reduced Revenues if

There are Problems at the Palo Verde Nuclear Generating Station

A significant percentage of our generating capacity, off-system sales margins, assets and operating expenses is attributable to Palo Verde. Our 15.8% interest in each of the three Palo Verde units total approximately 600 MW of generating capacity. Palo Verde represents approximately 40% of our available net generating capacity and represented approximately 47% of our available energy for the three months ended March 31, 2006. Palo Verde comprises 43% of our total net plant-in-service and Palo Verde expenses comprise a significant portion of operation and maintenance expenses. We face the risk of additional or unanticipated costs at Palo Verde resulting from (i) increases in operation and maintenance expenses; (ii) the cost of repairing the vibrating shutdown cooling line at Palo Verde Unit 1; (iii) the replacement of steam generators in Palo Verde Unit 3; (iv) the replacement of reactor vessel heads at the Palo Verde units; (v) an extended outage of any of the Palo Verde units; (vi) increases in estimates of decommissioning costs; (vii) the storage of radioactive waste, including spent nuclear fuel; (viii) prolonged reductions in generating output; (ix) insolvency of other Palo Verde Participants; and (x) compliance with the various requirements and regulations governing commercial nuclear generating stations. At the same time, our retail base rates in Texas are effectively capped through June 2010. As a result, we cannot raise our base rates in Texas in the event of increases in non-fuel costs or loss of revenue unless our return on equity falls below the bottom of a market-based defined range, which today is approximately 8%. Additionally, should retail competition occur, there may be competitive pressure on our rates which could reduce profitability. We cannot assure that revenues will be sufficient to recover any increased costs, including any increased costs in connection with Palo Verde or other operations, whether as a result of inflation, changes in tax laws or regulatory requirements, or other causes.

Typically, we realize between 40% and 50% of our off-system sales margins during the first quarter of each calendar year when our native load is lower than at other times of the years, allowing for the sale in the wholesale market of relatively larger amounts of off-system energy generated from nuclear fuel resources. Palo Verde’s availability is an important factor in realizing these off-system sales margins. As stated in our SEC Form 8-K dated March 13, 2006, we estimate that the reduced output and current outage at Palo Verde Unit 1 to repair the shutdown cooling line, together with lower than originally forecast wholesale energy prices, will result in reduced off-system sales margins of approximately $12 to $18 million for the period January through July 2006. Results will differ from our estimates to the extent that actual market prices, Palo Verde Unit 1 operations and other factors vary from our assumptions. The adverse financial impact from continued reduced output and outages at Palo Verde Unit 1 could increase and would include foregone off-system sales margins, higher capital and/or operating costs and increased purchased power and other costs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In February 2004, our Board of Directors authorized an additional stock repurchase program permitting the repurchase of up to 2 million shares of our outstanding common stock. Approximately 1.7 million shares remain authorized to be repurchased under the program. No shares were repurchased during the first quarter of 2006.

Item 6. Exhibits

See Index to Exhibits incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EL PASO ELECTRIC COMPANY

By:	/s/ SCOTT D. WILSON
Scott D. Wilson
Executive Vice President,
Chief Financial Officer and
Chief Administrative Officer
(Duly Authorized Officer and
Principal Financial Officer)

Dated: May 10, 2006

EL PASO ELECTRIC COMPANY

INDEX TO EXHIBITS

Exhibit Number	Exhibit

10.01	Credit agreement dated as of April 11, 2006, among the Company, JPMorgan Chase Bank, N.A., not in its individual capacity, but solely in its capacity as trustee of the Rio Grande Resources Trust II, the lenders party hereto, JPMorgan Chase Bank, N.A., as administrative agent and issuing bank and Union Bank of California, N.A., as syndication agent.

10.02	Decommissioning Trust Agreement, dated as of April 1, 2006, between the Company and Wells Fargo Bank, N.A., as decommissioning trustee for Palo Verde Unit 1.

10.03	Decommissioning Trust Agreement, dated as of April 1, 2006, between the Company and Wells Fargo Bank, N.A., as decommissioning trustee for Palo Verde Unit 2.

10.04	Decommissioning Trust Agreement, dated as of April 1, 2006, between the Company and Wells Fargo Bank, N.A., as decommissioning trustee for Palo Verde Unit 3.

†10.05	Form of Directors’ Restricted Stock Award Agreement between the Company and certain directors of the Company. (Identical in all material respects to Exhibit 10.07 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

15	Letter re Unaudited Interim Financial Information

31.01	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	In lieu of non-employee director cash compensation, two agreements, dated as of April 1, 2006, substantially identical in all material respects to this Exhibit, have been entered into with Kenneth R. Heitz; and Patricia Z. Holland-Branch; directors of the Company.