Form 10-Q
period 2006-06-30
EL PASO ELECTRIC CO /TX/
filed 2006-08-08
CIK 31978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of July 31, 2006, there were 48,457,840 shares of the Company’s no par value common stock outstanding.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

(i)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

ASSETS (In thousands)	June 30, 2006	December 31, 2005
	(Unaudited)
Utility plant:
Electric plant in service	$1,928,803	$1,913,196
Less accumulated depreciation and amortization	(769,116)	(740,339)

Net plant in service	1,159,687	1,172,857
Construction work in progress	105,862	83,092
Nuclear fuel; includes fuel in process of $7,199 and $6,990, respectively	65,851	66,516
Less accumulated amortization	(28,290)	(30,768)

Net nuclear fuel	37,561	35,748

Net utility plant	1,303,110	1,291,697

Current assets:
Cash and temporary investments	32,126	7,956
Accounts receivable, principally trade, net of allowance for doubtful accounts of $2,487 and $2,474, respectively	87,165	76,006
Accumulated deferred income taxes	3,226	2,628
Inventories, at cost	29,366	28,553
Undercollection of fuel revenues	67,003	71,611
Income taxes receivables	12,780	16,349
Prepayments and other	10,630	8,463

Total current assets	242,296	211,566

Deferred charges and other assets:
Decommissioning trust funds	101,273	96,010
Regulatory assets	25,621	26,050
Undercollection of fuel revenues, non-current	8,004	20,720
Other	18,928	19,406

Total deferred charges and other assets	153,826	162,186

Total assets	$1,699,232	$1,665,449

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Continued)

CAPITALIZATION AND LIABILITIES (In thousands except for share data)	June 30, 2006 (Unaudited)	December 31, 2005
Capitalization:
Common stock, stated value $1 per share, 100,000,000 shares authorized, 63,688,880 and 63,382,456 shares issued, and 132,802 and 124,973 restricted shares, respectively	$63,822	$63,507
Capital in excess of stated value	278,623	275,393
Deferred and unearned compensation	307	2,150
Retained earnings	446,185	421,632
Accumulated other comprehensive loss, net of tax	(28,947)	(30,167)

	759,990	732,515
Treasury stock, 15,365,108 shares, at cost	(176,076)	(176,076)

Common stock equity	583,914	556,439
Long-term debt, net of current portion	590,851	590,838
Financing obligations, net of current portion	21,474	20,180

Total capitalization	1,196,239	1,167,457

Current liabilities:
Current portion of long-term debt and financing obligations	21,649	21,727
Accounts payable, principally trade	43,256	47,128
Taxes accrued other than federal income taxes	17,763	16,021
Interest accrued	4,535	4,484
Other	24,728	24,165

Total current liabilities	111,931	113,525

Deferred credits and other liabilities:
Accumulated deferred income taxes	128,068	123,233
Accrued postretirement benefit liability	106,087	105,084
Asset retirement obligation	70,132	66,997
Accrued pension liability	43,314	45,952
Regulatory liabilities	15,327	15,817
Other	28,134	27,384

Total deferred credits and other liabilities	391,062	384,467

Commitments and contingencies
Total capitalization and liabilities	$1,699,232	$1,665,449

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except for share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Operating revenues	$211,796	$189,300	$394,225	$348,485

Energy expenses:
Fuel	50,814	56,827	98,370	101,055
Purchased and interchanged power	40,068	19,454	65,624	30,941

	90,882	76,281	163,994	131,996

Operating revenues net of energy expenses	120,914	113,019	230,231	216,489

Other operating expenses:
Other operations	46,422	43,686	89,712	85,555
Maintenance	23,082	13,112	36,984	22,066
Depreciation and amortization	16,860	23,855	34,078	47,425
Taxes other than income taxes	12,358	10,033	24,918	20,449

	98,722	90,686	185,692	175,495

Operating income	22,192	22,333	44,539	40,994

Other income (deductions):
Investment and interest income, net	1,018	1,013	2,133	1,938
Loss on extinguishments of debt	–	(19,418)	–	(19,418)
Miscellaneous non-operating income	128	610	137	715
Miscellaneous non-operating deductions	(1,054)	(735)	(2,047)	(1,674)

	92	(18,530)	223	(18,439)

Interest charges (credits):
Interest on long-term debt and financing obligations	8,876	11,434	17,554	23,417
Other interest	128	105	45	227
Capitalized interest and AFUDC	(1,203)	(1,303)	(2,152)	(2,389)

	7,801	10,236	15,447	21,255

Income (loss) before income taxes	14,483	(6,433)	29,315	1,300
Income tax expense (benefit)	(766)	(2,471)	4,762	505

Net income (loss)	$15,249	$(3,962)	$24,553	$795

Basic earnings (losses) per share	$0.32	$(0.08)	$0.51	$0.02

Diluted earnings (losses) per share	$0.31	$(0.08)	$0.50	$0.02

Weighted average number of shares outstanding	48,283,607	47,703,969	48,207,994	47,555,444

Weighted average number of shares and dilutive potential shares outstanding	48,796,409	47,703,969	48,753,475	47,978,035

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except for share data)

	Twelve Months Ended June 30,
	2006	2005
Operating revenues	$849,653	$719,055

Energy expenses:
Fuel	260,185	208,626
Purchased and interchanged power	114,723	62,798

	374,908	271,424

Operating revenues net of energy expenses	474,745	447,631

Other operating expenses:
Other operations	182,444	176,263
Maintenance	62,256	47,302
Depreciation and amortization	69,121	94,371
Taxes other than income taxes	49,496	40,540

	363,317	358,476

Operating income	111,428	89,155

Other income (deductions):
Investment and interest income, net	5,820	4,630
Loss on extinguishments of debt	(143)	(20,936)
Miscellaneous non-operating income	543	1,348
Miscellaneous non-operating deductions	(4,559)	(3,144)

	1,661	(18,102)

Interest charges (credits):
Interest on long-term debt and financing obligations	34,899	47,606
Other interest	517	475
Capitalized interest and AFUDC	(5,546)	(4,225)

	29,870	43,856

Income before income taxes, cumulative effect of accounting change and extraordinary item	83,219	27,197
Income tax expense	22,846	3,646

Income before cumulative effect of accounting change and extraordinary item	60,373	23,551
Cumulative effect of accounting change, net of tax	(1,093)	—
Extraordinary gain on re-application of SFAS No. 71, net of tax	—	1,802

Net income	$59,280	$25,353

Basic earnings per share:
Income before cumulative effect of accounting change and extraordinary item	$1.25	$0.49
Cumulative effect of accounting change, net of tax	(0.02)	—
Extraordinary gain on re-application of SFAS No. 71, net of tax	—	0.04

Net income	$1.23	$0.53

Diluted earnings per share:
Income before cumulative effect of accounting change and extraordinary item	$1.24	$0.49
Cumulative effect of accounting change, net of tax	(0.02)	—
Extraordinary gain on re-application of SFAS No. 71, net of tax	—	0.04

Net income	$1.22	$0.53

Weighted average number of shares outstanding	48,035,488	47,466,183

Weighted average number of shares and dilutive potential shares outstanding	48,692,949	48,037,571

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2006	2005	2006	2005	2006	2005
Net income (loss)	$15,249	$(3,962)	$24,553	$795	$59,280	$25,353
Other comprehensive income (loss):
Minimum pension liability adjustment	—	—	—	—	(6,128)	(1,413)
Net unrealized gains (losses) on marketable securities:
Net holding gains (losses) arising during period	(612)	57	967	(1,913)	1,085	(783)
Reclassification adjustments for net (gains) losses included in net income	260	64	456	155	(263)	78
Net losses on cash flow hedges:
Losses arising during period	—	(19,536)	—	(22,439)	—	(22,439)
Reclassification adjustment for interest expense included in net income	65	20	131	20	254	20

Total other comprehensive income (loss) before income taxes	(287)	(19,395)	1,554	(24,177)	(5,052)	(24,537)

Income tax benefit (expense) related to items of other comprehensive income (loss):
Minimum pension liability adjustment	—	—	—	—	2,299	532
Net unrealized gains (losses) on marketable securities	70	(24)	(285)	352	(165)	142
Losses on cash flow hedges	(25)	7,352	(49)	8,445	(96)	8,445

Total income tax benefit (expense)	45	7,328	(334)	8,797	2,038	9,119

Other comprehensive income (loss), net of tax	(242)	(12,067)	1,220	(15,380)	(3,014)	(15,418)

Comprehensive income (loss)	$15,007	$(16,029)	$25,773	$(14,585)	$56,266	$9,935

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$24,553	$795
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of electric plant in service	34,078	47,425
Amortization of nuclear fuel	6,593	7,996
Deferred income taxes, net	3,770	1,783
Loss on extinguishments of debt	—	19,418
Other amortization and accretion	5,984	5,757
Gain on sale of asset	—	(373)
Other operating activities	151	—
Change in:
Accounts receivable	(11,159)	(8,212)
Inventories	(1,188)	180
Net recovery (deferral) of fuel revenues	17,324	(18,081)
Prepayments and other	804	(4,541)
Accounts payable	(3,872)	(4,370)
Taxes accrued other than federal income taxes	1,742	(3,378)
Interest accrued	51	(6,325)
Other current liabilities	563	(2,239)
Deferred charges and credits	(1,293)	(5,189)

Net cash provided by operating activities	78,101	30,646

Cash flows from investing activities:
Cash additions to utility property, plant and equipment	(42,792)	(35,851)
Cash additions to nuclear fuel	(8,124)	(7,844)
Proceeds from sale of asset	—	1,944
Capitalized interest and AFUDC:
Utility property, plant and equipment	(1,803)	(2,207)
Nuclear fuel	(349)	(182)
Decommissioning trust funds:
Purchases, including funding of $3.3 and $3.1 million, respectively	(19,199)	(8,003)
Sales and maturities	15,208	4,054
Other investing activities	1,725	1,689

Net cash used for investing activities	(55,334)	(46,400)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,256	3,637
Proceeds from issuance of long-term notes payable	—	397,688
Repurchases of and payments on first mortgage bonds	—	(381,847)
Settlement on derivative instruments classified as cash flow hedges	—	(22,439)
Financing obligations:
Proceeds	9,342	14,063
Payments	(8,124)	(9,291)
Other financing activities	(1,071)	(5,498)

Net cash provided by (used for) financing activities	1,403	(3,687)

Net increase (decrease) in cash and temporary investments	24,170	(19,441)
Cash and temporary investments at beginning of period	7,956	29,401

Cash and temporary investments at end of period	$32,126	$9,960

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A. Principles of Preparation

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Annual Report of El Paso Electric Company on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”). Capitalized terms used in this report and not defined herein have the meaning ascribed for such terms in the 2005 Form 10-K. In the opinion of management of the Company, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at June 30, 2006 and December 31, 2005; the results of its operations and comprehensive operations for the three, six and twelve months ended June 30, 2006 and 2005; and its cash flows for the six months ended June 30, 2006 and 2005. The results of operations and comprehensive operations for the three and six months ended June 30, 2006 and the cash flows for the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full calendar year.

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

Unbilled Revenues. Accounts receivable include accrued unbilled revenues of $18.4 million and $16.4 million at June 30, 2006 and December 31, 2005, respectively.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Cash Flow Disclosures (in thousands)

	Six Months Ended June 30,
	2006	2005
Cash paid for:
Interest on long-term debt and financing obligations	$16,464	$29,004
Income taxes	—	1,195

Non-cash financing activities:
Grants of restricted shares of common stock	1,474	1,984

B. Regulation

FERC Regulatory Matters

In January 2006, the Company filed a complaint with the FERC to interpret the terms of a Power Exchange and Transmission Agreement (the “Transmission Agreement”) entered into with Tucson Electric Power (“TEP”) in 1982. TEP claimed that, under the Transmission Agreement, it was entitled up to 400 MW of transmission rights on the Company’s transmission system that would enable it to transmit power from a new generating station located near Deming, New Mexico (the “Deming Plant”) to Arizona. The Company asserted that TEP’s rights under the Transmission Agreement do not include transmission rights necessary to transmit such power as contemplated by TEP and that TEP must acquire any such rights in the open market from the Company or other transmission providers at applicable tariff rates. On April 24, 2006, the FERC ruled in the Company’s favor, finding that TEP does not have the transmission rights under the Transmission Agreement to transmit power from the Deming Plant to Arizona without paying tariff rates. TEP requested a rehearing of the FERC’s decision on May 24, 2006.

As a result of the FERC decision, TEP is currently purchasing from the Company approximately $0.5 million of transmission per month relating to the Deming Plant. If the FERC were to grant TEP’s request for rehearing and were to ultimately reverse its decision, the Company may be required to refund the transmission revenues it has received from TEP to date relating to the Deming Plant and may lose the opportunity to receive tariff rates from TEP for such transmission in the future.

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

New Texas Freeze Period and Franchise Agreement. On July 21, 2005, the Company entered into an agreement with the City (the “City Rate Agreement”), to extend its existing freeze period for an additional five years expiring June 30, 2010 (the “New Texas Freeze Period”). Under the City Rate Agreement which became effective as of July 1, 2005, most retail base rates will remain at their current level for the next five years. If, during the term of the agreement, the Company’s return on equity falls below the bottom of a defined range, the Company has the right to initiate a rate case and seek an adjustment to base rates. If the Company’s return on equity exceeds the top of the range, the Company will refund, at the City’s direction, an amount equal to 50% of the City jurisdictional pre-tax return in excess of the ceiling. The range is market-based and currently is 8% to 12%.

Pursuant to the City Rate Agreement, the Company will share with its Texas customers 25% of off-system sales margins and wheeling revenues. Under the prior rate agreement, the Company shared 50% of off-system sales margins and wheeling revenues with Texas customers. The City Rate Agreement requires a variance to the substantive rules of the Texas Commission regarding the sharing of margins. In PUC Docket No. 32289, filed on January 17, 2006, the Company has sought Texas Commission approval of the margin sharing provisions of the agreement. The Company filed a non-unanimous settlement with the Texas Commission on July 31, 2006. Settling parties include the Texas Commission staff, a large industrial customer, and the City. The settlement provides for the Company to retain 75% of off-system sales margins and extends the rate freeze and earnings sharing provisions of the City Rate Agreement to customers outside the City. If the Texas Commission does not approve the margin sharing provisions of the City Rate Agreement, the Company and the City have agreed to negotiate in good faith to amend the City Rate Agreement to achieve a similar economic result. The Company is unable to predict if the Texas Commission will approve such provisions. A Texas Commission decision is expected by the end of 2006.

Under the terms of the City Rate Agreement, the Company has committed to spend at least 0.3% of its El Paso revenues on civic and charitable causes within the City. Further, in accordance with the City Rate Agreement, the Company and the City engaged at the Company’s expense the services of an independent consultant to review the reasonableness of certain operating expenses of the Company. On June 2, 2006, the consultant issued its report stating that such expenses were reasonable and as a result the City Rate Agreement remained in full force and effect. Consistent with the prior rate agreement, the City Rate Agreement may be reopened by the City in the event of a merger or change in control of the Company to seek rate reductions based on post-merger synergy savings.

The City also granted to the Company a new 25-year franchise which became effective August 2, 2005 and increased franchise fee payments from 2% to 3.25% of gross revenues received for services within the City limits. The franchise governs the Company’s use of City-owned rights-of-way and the payment of franchise fees. In August 2005 a dispute arose over the timing and characterization of past and future franchise fee payments to the City. The parties are continuing to discuss a resolution of this

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

issue and do not believe that it will have a material impact on the Company’s results of operations or financial condition.

Fuel and Purchased Power Costs. Although the Company’s base rates are frozen under the City Rate Agreement, pursuant to Texas Commission rules and the City Rate Agreement, the Company’s fuel costs are passed through to its customers. In January and July of each year, the Company can request adjustments to its fuel factor to more accurately reflect projected energy costs associated with providing electricity, seek recovery of past undercollections of fuel revenues, and refund past overcollections of fuel revenues. The Company obtained approval from the Texas Commission in June 2006 to defer its July 2006 fuel factor filing to September 2006 after Palo Verde Unit 1 was scheduled to resume operation. All such fuel revenue and expense activities are subject to periodic final review by the Texas Commission in fuel reconciliation proceedings.

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

On January 5, 2006, the Company filed a petition (PUC Docket No. 32240) with the Texas Commission to increase its fixed fuel factors and to surcharge under-recovered fuel costs as a result of higher natural gas prices. The Company requested an increase in its Texas jurisdiction fixed fuel factors of $30.8 million or 16% annually to reflect an average cost of natural gas of $9.35 per MMBtu. The Company also requested a fuel surcharge to recover over a twelve-month period approximately $34 million of fuel undercollections, including interest, for under-recoveries for the period September 2005 through November 2005. The requested fuel factor and fuel surcharge were placed into effect on an interim basis subject to refund effective with February 2006 bills to customers. The Company is currently negotiating with parties to resolve this proceeding. Any settlement will be subject to final approval by the Texas Commission. Parties have agreed to abate this proceeding until August 2006 pending restart of Palo Verde Unit 1 in July 2006 and resolution or settlement of the margin sharing proceeding in PUC Docket No. 32289, discussed above.

New Mexico Regulatory Matters

The rates and services of the Company are regulated in New Mexico by the NMPRC. The largest municipality in the Company’s New Mexico service area is the City of Las Cruces. The NMPRC has jurisdiction to review utility agreements with municipalities regarding utility rates and services in New Mexico. The decisions of the NMPRC are subject to judicial review.

Fuel and Purchased Power Costs. On August 29, 2005, the Company filed the annual reconciliation of its Fuel and Purchased Power Cost Adjustment Clause (“FPPCAC”) for the period June 1, 2004 through May 31, 2005 in compliance with the requirements of the NMPRC’s Final Order in NMPRC Case No. 03-00302-UT. The Company requested reconciliation of all its fuel and purchased

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

power costs for this period, and requested recovery of $1.3 million for the New Mexico jurisdictional portion of purchased power capacity costs consistent with its interpretation of NMPRC rules. In April 2006, the Company received a NMPRC final order finding that the Company can recover purchased power capacity costs through its New Mexico fuel adjustment clause and providing for recovery of the $1.3 million of capacity costs during the reconciliation period over a 12-month period beginning in May 2006. The Company also recognized deferred fuel revenue in 2006 for the period of June 1, 2005 through December 2005, of $0.8 million, to reflect recovery of these costs. The NMPRC also determined that the Company’s fuel and purchased power costs were reconciled for the limited purpose of verifying all actual fuel and purchased power revenues and expenses recorded by the Company and that the Company had administered its fuel clause in accordance with prior orders and rules of the NMPRC. The reasonableness of fuel costs will be subject to review by the NMPRC in the Company’s next rate filing.

Current Rate Filing. On June 30, 2006, pursuant to a 2003 rate stipulation, the Company filed a petition with the NMPRC to increase overall rates by approximately $31.7 million. The filing requests an increase in base rates of $13.1 million prior to the reclassification of $29.4 million of fuel costs currently in base rates to the fuel adjustment clause. Consequently, the Company is requesting a $16.3 million reduction in base revenues after considering the reclassification of fuel costs. An increase of $18.6 million in fuel clause recoveries has been requested before the reclassification of base fuel and $48.0 million after the reclassification of base fuel. Requested fuel costs of $9.50 per MMBtu are based upon the forecast period June 2007 through May 2008. The Company is requesting that the NMPRC allow it to recover all fuel and purchased power costs through its fuel adjustment clause. In addition, the Company is requesting that energy provided from Palo Verde Unit 3 which has been deregulated in New Mexico be included in the fuel adjustment clause at market rates. Requested rates would not be effective before June 1, 2007 when the Company’s existing rate freeze expires. Hearings are scheduled to begin in late January 2007 and a final order is expected by July 1, 2007. Management cannot predict at this time the final rates and rate treatments that the NMPRC will approve pursuant to this filing.

C. Common Stock

Long-Term Incentive Plans

The Company’s shareholders have approved the adoption of two stock-based long-term incentive plans. The first plan was approved in 1996 (the “1996 Plan”) and authorized the issuance of up to 3.5 million shares of common stock for the benefit of officers, key employees and directors. The second plan was approved in 1999 (the “1999 Plan”) and authorized the issuance of up to two million shares of common stock for the benefit of directors, officers, managers, other employees and consultants. Under the plans, common stock may be issued through the award or grant of non-statutory stock options, incentive stock options, stock appreciation rights, restricted stock, bonus stock and performance stock. As of June 30, 2006, there were 175,651 shares available for future awards under these two plans. The Company may issue new shares, purchase shares on the open market, or issue shares from shares the Company has repurchased to meet the share requirements of these plans.

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

Stock Options. Stock options have been granted at exercise prices equal to or greater than the market value of the underlying shares at the date of grant. The fair value for these options was estimated at the grant date using the Black-Scholes option pricing model. The options expire ten years from the date of grant unless terminated earlier by the Board of Directors. No stock options were granted during 2005 or the six months ended June 30, 2006.

The following table summarizes the transactions in the Company’s stock options for the six months ended June 30, 2006:

	Options Outstanding	Weighted Average Exercise Price	Options Exercisable
Options at December 31, 2005	1,354,448	$11.12	1,044,448
Options vested	–	13.69	170,000
Options exercised	(100,000)	5.56	(100,000)

Options at March 31, 2006	1,254,448	11.57	1,114,448
Options exercised	(100,000)	7.00	(100,000)

Options at June 30, 2006	1,154,448	11.96	1,014,448

The Company received approximately $1.3 million in cash for the 200,000 stock options exercised in the six months ended June 30, 2006, which had an intrinsic value of $2.7 million and a grant date fair value of $0.5 million. No current tax benefits were realized for the tax deduction from stock options exercised during the six months ended June 30, 2006 because the Company is in a tax net operating loss position. No options were forfeited or expired during the six months ended June 30, 2006. There were 170,000 options which vested during the six months ended June 30, 2006 with an aggregate intrinsic value of $1.1 million at June 30, 2006, with a fair value at grant date of $1.2 million.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock option awards provide for vesting periods of up to six years. Stock options outstanding and exercisable at June 30, 2006 are set forth in the following table:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number Outstanding	Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life in Years	Weighted Average Exercise Price
$ 6.56 - $ 8.125	280,000	1.6	$7.46	280,000	1.6	$7.46
9.50 - 13.85	549,448	5.6	12.85	429,448	5.4	12.77
13.94 - 14.95	325,000	5.0	14.35	305,000	5.0	14.37

	1,154,448			1,014,448

As of June 30, 2006, there were 1,014,448 exercisable stock options with a weighted average exercise price of $11.78, a weighted average grant date fair value of $5.73, and an aggregate intrinsic value of $8.5 million. The aggregate intrinsic value of the 1,154,448 outstanding stock options at June 30, 2006 was $9.5 million.

The Company recorded compensation cost of $0.2 million and $0.4 million for the three and six months ended June 30, 2006, respectively, related to the 140,000 outstanding unvested stock option awards and the tax benefit and capitalized costs related to these compensation costs were less than $0.1 million and $0.2 million, respectively. The unvested stock option awards have a remaining $0.5 million of unrecognized compensation cost. That cost is expected to be recognized over the next 1.5 years. The weighted average aggregate fair value at grant date of these unvested stock options is $0.9 million. Weighted average assumptions and grant-date fair value for options granted in 2004 are presented below:

Risk-free interest rate	4.01%
Expected life, in years	7.3
Expected volatility	22.42%
Expected dividend yield	—
Fair value per option	$4.87

Restricted Stock. The Company has awarded restricted stock under its long-term incentive plans. Restrictions from resale generally lapse and awards vest over periods of one to five years. The market value of vested restricted stock awards is expensed at the time of grant. The market value of the unvested restricted stock at the date of grant is recorded as deferred and unearned compensation and is shown as a separate component of common stock equity and is amortized to expense over the restriction period. For the three months ended June 30, 2006 and 2005, approximately $0.4 million and $0.4 million, respectively, related to restricted stock awards was charged to expense and the tax benefit related to these expenses was $0.2 million and $0.1 million, respectively. For the six months ended June 30, 2006 and 2005, approximately $0.8 million and $0.7 million, respectively, related to restricted

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

stock awards was charged to expense and the tax benefit related to these expenses was $0.3 million and $0.3 million, respectively. For the twelve months ended June 30, 2006 and 2005, approximately $1.6 million and $1.4 million, respectively, was expensed related to restricted stock awards and the tax benefit related to these expenses was $0.6 million and $0.5 million, respectively. Any capitalized costs related to these expenses would be less than $0.1 million for all periods. The aggregate intrinsic value for restricted stock vested during the six months ended June 30, 2006 was $1.3 million with a related fair value at grant date of $1.2 million. The outstanding restricted stock has a remaining $1.5 million of unrecognized expense at June 30, 2006 that is expected to be recognized over the weighted average remaining contractual term of the outstanding restricted stock of approximately one year. The aggregate intrinsic value of the 132,802 outstanding restricted shares at June 30, 2006 was $2.7 million.

The following table summarizes the unvested restricted stock awards for the first six months of 2006:

	Total Shares	Weighted Average Grant Date Fair Value
Restricted shares outstanding at December 31, 2005	124,973	$17.87
Restricted stock awards	21,762	20.79
Lapsed restrictions and vesting	(14,849)	13.90

Restricted shares outstanding at March 31, 2006	131,886	18.80
Restricted stock awards	52,706	19.39
Lapsed restrictions and vesting	(51,790)	20.00

Restricted shares outstanding at June 30, 2006	132,802	18.56

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

date fair market value of awards over the requisite service period and the compensation expense will only be adjusted for forfeitures. The actual number of shares issued can range from zero to 348,200 shares.

The fair market value at the date of grant for the three separate grants of performance shares was based upon a Monte Carlo simulation. The Monte Carlo simulation reflected the structure of the performance plan which calculates the share payout on relative performance of the Company over a three-year performance period based upon total return to shareholders. The fair market value was determined as the average payout of one million simulation paths discounted to the grant date using a risk-free interest rate based upon the constant maturity treasury rate curve at the grant date.

The following table summarizes the outstanding performance share awards at the 100% performance level:

	Number Outstanding	Weighted Average Grant Date Fair Value
Performance shares outstanding at December 31, 2005	142,500	$20.27
Performance share awards	70,700	18.37
Performance shares issued	(39,100)	18.39

Performance shares outstanding at June 30, 2006	174,100	19.92

The outstanding performance awards have remaining $1.8 million of unrecognized expense at June 30, 2006 that is expected to be recognized over the weighted average remaining contractual term of the awards of approximately 2 years. The aggregate intrinsic value of the 174,100 outstanding awards (based on 100% performance level) at June 30, 2006 was $3.5 million.

During the first quarter of 2006, the Company recorded a cumulative adjustment to operating expense related to 2004 and 2005 performance stock awards to reflect the implementation of SFAS No. 123 (revised) which reduced expense by $0.7 million pretax, $0.4 million after-tax. The Company also recorded $0.3 million and $0.6 million of compensation expense for the three months and six months ended June 30, 2006, respectively, for the performance share awards with related tax benefits of $0.1 million and $0.2 million, respectively. For the twelve months ended June 30, 2006, the Company recorded $1.7 million of compensation expense for the performance share awards which included the cumulative adjustment mentioned above.

Prior to implementing SFAS No. 123 (revised) the Company recognized compensation expense for performance share awards by ratably amortizing their fair market value at the end of the reporting period based on the Company’s performance at that time over the performance cycles. The Company has

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

recorded compensation expense related to performance shares awards of $0.1 million, $0.4 million, and $2.0 million for the three, six, and twelve months ended June 30, 2005, respectively.

Proforma Results. If compensation expense for the incentive plans had been amortized on a straight-line basis over the vesting period, consistent with the provisions of SFAS No. 123 (revised), the Company’s net earnings and earnings per share for the three, six and twelve months ended June 30, 2005 and the twelve months ended June 30, 2006 would have been reduced to the proforma amounts presented below (in thousands, except for per share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005	Twelve Months Ended June 30,
			2006	2005
Net income (loss), as reported	$(3,962)	$795	$59,280	$25,353
Deduct: Compensation expense, net of tax	309	521	437	334

Proforma net income (loss)	$(4,271)	$274	$58,843	$25,019

Basic earnings (losses) per share:
As reported	$(0.08)	$0.02	$1.23	$0.53
Proforma	(0.09)	0.01	1.22	0.53
Diluted earnings (losses) per share:
As reported	(0.08)	0.02	1.22	0.53
Proforma	(0.09)	0.01	1.21	0.52

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

Common Stock Repurchase Program

Since the inception of the stock repurchase programs in 1999, the Company has repurchased a total of approximately 15.3 million shares of its common stock at an aggregate cost of $175.6 million, including commissions. Approximately 1.7 million shares remain authorized to be repurchased under the currently authorized program. No shares have been repurchased in 2006. The Company may in the future make purchases of its stock pursuant to its stock repurchase plan at open market prices and may engage in private transactions, where appropriate. The repurchased shares will be available for issuance under employee benefit and stock option plans, or may be retired.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Reconciliation of Basic and Diluted Earnings Per Share

The reconciliation of basic and diluted earnings per share before cumulative effect of accounting change and extraordinary item is presented below:

	Three Months Ended June 30,
	2006			2005
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands)			(In thousands)
Basic earnings (losses) per share:
Net income (loss)	$15,249	48,283,607	$0.32	$(3,962)	47,703,969	$(0.08)

Effect of dilutive securities:
Unvested restricted stock	—	125,490		—	—
Stock options	—	387,312		—	—

Diluted earnings (losses) per share:
Net income (loss)	$15,249	48,796,409	$0.31	$(3,962)	47,703,969	$(0.08)

	Six Months Ended June 30,
	2006			2005
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands)			(In thousands)
Basic earnings per share:
Net income	$24,553	48,207,994	$0.51	$795	47,555,444	$0.02

Effect of dilutive securities:
Unvested restricted stock	—	129,312		—	68,462
Stock options	—	416,169		—	354,129

Diluted earnings per share:
Net income	$24,553	48,753,475	$0.50	$795	47,978,035	$0.02

	Twelve Months Ended June 30,
	2006			2005
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands)			(In thousands)
Basic earnings per share:
Income before cumulative effect of accounting change and extraordinary item	$60,373	48,035,488	$1.25	$23,551	47,466,183	$0.49

Effect of dilutive securities:
Unvested restricted stock	—	167,004		—	104,935
Stock options	—	490,457		—	466,453

Diluted earnings per share:
Income before cumulative effect of accounting change and extraordinary item	$60,373	48,692,949	$1.24	$23,551	48,037,571	$0.49

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Options excluded from the computation of diluted earnings per share because the exercise price was greater than the average market price for the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2006	2005	2006	2005	2006	2005
Options excluded	—	—	—	—	—	546
Exercise price range	—	—	—	—	—	$15.65 - $15.99

D. Income Taxes

In May 2006, legislation was approved in Texas revamping the state franchise (income) tax. The tax legislation changes the franchise tax from a tax based upon either taxable capital or taxable income to a 1% tax on taxable margins. The revised franchise tax is effective for tax payments in 2008 based upon 2007 taxable margin. Taxable margin for the Company is based upon revenues taxable for federal income tax purposes less cost of goods sold which includes all costs of producing electricity, but does not include post-production costs.

For accounting purposes, the revised franchise tax is an income tax subject to the requirements of SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires that deferred tax assets and liabilities be adjusted for changes in tax law in the period of change. As a result, the Company recorded a $6.2 million reduction in its net deferred tax liability for the quarter ended June 30, 2006 and a corresponding reduction in income tax expense. The adjustment to the net deferred income tax liability includes: (i) a reduction of $2.7 million in net Texas deferred income tax liabilities associated with temporary differences that will not reverse in the future under the revised franchise tax calculation; (ii) a reduction of $6.8 million in net Texas deferred income tax liabilities for the change in tax rate from 4.5% to 1% effective in 2007; and (iii) an increase of $3.3 million in deferred federal income tax liabilities to reflect the change in deferred federal income taxes associated with deferred Texas franchise taxes.

E. Commitments, Contingencies and Uncertainties

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

Power Contracts

In June 2006, the Company began exchanging up to 100 MW of capacity and associated energy with Phelps Dodge Energy. The contract provides for Phelps Dodge to deliver energy to the Company from its ownership interest in the Luna Energy Facility, an approximate 570 MW natural gas-fired

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

combined cycle generation facility located in Luna County, New Mexico and for the Company to deliver a like amount of energy at the Greenlee delivery point. The Company may purchase up to 100 MW at a specified price at times when energy is not exchanged. The agreement was approved by the Federal Energy Regulatory Commission and continues through December 31, 2021.

Environmental Matters

The Company is subject to regulation with respect to air, soil and water quality, solid waste disposal and other environmental matters by federal, state, tribal and local authorities. Those authorities govern current facility operations and have continuing jurisdiction over facility modifications. Failure to comply with these environmental regulatory requirements can result in actions by regulatory agencies or other authorities that might seek to impose on the Company administrative, civil, and/or criminal penalties. If the United States regulates greenhouse gas emissions, the Company’s fossil fuel generation assets will be faced with the additional cost of monitoring, controlling and reporting these emissions. A significant portion of the Company’s generation assets are nuclear and gas-fired. As a result, the Company does not believe such regulations would impose greater burdens on the Company than on most other electric utilities. In addition, unauthorized releases of pollutants or contaminants into the environment can result in costly cleanup obligations that are subject to enforcement by regulatory agencies. Environmental regulations can change rapidly and are often difficult to predict. While the Company strives to prepare for and implement changes necessary to comply with changing environmental regulations, substantial expenditures may be required for the Company to comply with such regulations in the future.

The Company analyzes the costs of its obligations arising from environmental matters on an ongoing basis and believes it has made adequate provision in its financial statements to meet such obligations. As a result of this analysis, the Company has a provision for environmental remediation obligations of approximately $2.0 million as of June 30, 2006, which is related to compliance with federal and state environmental standards. However, unforeseen expenses associated with compliance could have a material adverse effect on the future operations and financial condition of the Company.

The Company incurred the following expenditures during the three, six and twelve months ended June 30, 2006 and 2005 to comply with federal environmental statutes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2006	2005	2006	2005	2006	2005
Clean Air Act	$392	$269	$489	$575	$1,020	$887
Clean Water Act (1)	801	237	975	336	2,347	1,186

(1)	Includes $1.1 million and $0.6 million in remediation costs for the twelve months ended June 30, 2006 and 2005, respectively.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Along with many other companies, the Company received from the Texas Commission on Environmental Quality (“TCEQ”) a request for information in 2003 in connection with environmental conditions at a facility in San Angelo, Texas that was operated by the San Angelo Electric Service Company (“SESCO”). In November 2005, TCEQ proposed the SESCO site for listing on the registry of Texas state superfund sites and mailed notice to more than five hundred entities, including the Company, indicating that TCEQ considers each of them to be “potentially responsible parties” at the SESCO site. The Company received from the SESCO working group of potentially responsible parties a settlement offer in May 2006 for remediation and other expenses expected to be incurred in connection with the SESCO site. The Company’s position is that any liability it may have related to the SESCO site was discharged in the Company’s bankruptcy. At this time, the Company has not agreed to the settlement or to otherwise participate in the cleanup of the SESCO site and is unable to predict the outcome of this matter. While the Company has no reason at present to believe that it will incur material liabilities in connection with the SESCO site, it has accrued $0.3 million for potential costs related to this matter.

In the first quarter of 2006, a fuel oil release was discovered at one of the Company’s local generating plants. The fuel oil from an above ground storage tank spilled due to a pipeline malfunction and was contained inside a safety corridor. It is estimated that approximately 95% of fuel oil released was recovered and placed back into the fuel inventory. During the second quarter of 2006, the Company completed its assessment of the situation and started the remediation process on the contaminated soil containing the remaining 5% of the fuel oil. The estimated cost to address this incident is $0.8 million which has been reflected in the Company’s financial statements.

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

Tax Matters

The Company’s federal income tax returns for the years 1999 through 2002 have been examined by the IRS. On May 9, 2005, the Company received a notice of proposed deficiency from the IRS. The primary audit adjustments proposed by the IRS related to (i) whether the Company was entitled to currently deduct payments related to the repair of the Palo Verde Unit 2 steam generators or whether these payments should be capitalized and depreciated and (ii) whether the Company was entitled to currently deduct payments related to the dry cask storage facilities for spent nuclear fuel or whether these payments should be capitalized and depreciated. The proposed IRS adjustments would affect the timing of these deductions not their ultimate deductibility for federal tax purposes. The Company has protested the audit adjustments through administrative appeals and believes that its treatment of the payments is supported by substantial legal authority. In the event that the IRS prevails, the resulting income tax and

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

interest payments could be material to the Company’s cash flows. The IRS is currently performing an examination of the 2003 and 2004 income tax returns.

The Company has established, and periodically reviews and re-evaluates, an estimated contingent tax liability on its consolidated balance sheet to provide for the possibility of adverse outcomes in tax proceedings. Although the ultimate outcome of the ongoing examination cannot be predicted with certainty, and while the contingent tax liability may not in fact be sufficient, the Company believes that the amount of contingent tax liability recorded as of June 30, 2006 is a reasonable estimate of any additional tax that may be due.

F. Litigation

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

On May 21, 2003, the Company was served with a complaint by the Port of Seattle seeking civil damages under the Sherman Act, the Racketeer Influenced and Corrupt Organization Act, and state antitrust laws, as well as for fraud (Port of Seattle v. Avista Corporation, et al., No. CV03-117OP). The complaint was filed in the United States District Court for the Western District of Washington. The complaint alleges that the Company, indirectly through its dealings with Enron, conspired with the other named defendants to manipulate the California energy market, which had the effect of artificially inflating the price that the Port of Seattle paid for electricity. The Company, together with several other defendants, filed a motion to dismiss. On May 12, 2004, the Court granted the Company’s motion, and the suit was dismissed. The Port of Seattle filed an appeal of the Court’s decision with the U. S. Court of Appeals for the Ninth Circuit. On March 30, 2006, the Court of Appeals upheld the dismissal of this matter. No further appeal was filed and the dismissal is final.

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

While the Company believes that these matters are without merit and intends to defend itself vigorously, the Company is unable to predict the outcome or range of possible loss.

See Note B for discussion of the effects of government legislation and regulation on the Company.

G. Employee Benefits

Retirement Plans

The net periodic benefit cost recognized for the three, six and twelve months ended June 30, 2006 and 2005 is made up of the components listed below as determined using the projected unit credit actuarial cost method (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Components of net periodic benefit cost:
Service cost	$1,425	$1,349	$2,851	$2,582
Interest cost	2,759	2,680	5,517	5,316
Expected return on plan assets	(2,789)	(2,503)	(5,578)	(4,718)
Amortization of:
Net loss	1,151	1,048	2,302	2,097
Prior service cost	29	29	58	58

Net periodic benefit cost	$2,575	$2,603	$5,150	$5,335

	Twelve Months Ended June 30,
	2006	2005
Components of net periodic benefit cost:
Service cost	$5,433	$4,677
Interest cost	10,833	10,276
Expected return on plan assets	(10,286)	(8,502)
Amortization of:
Net loss	4,434	3,628
Prior service cost	115	139

Net periodic benefit cost	$10,529	$10,218

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the six months ended June 30, 2006, the Company contributed $7.8 million of its projected $13.7 million 2006 annual contribution to its retirement plans.

Other Postretirement Benefits

The net periodic benefit cost recognized for the three, six and twelve months ended June 30, 2006 and 2005 is made up of the components listed below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Components of net periodic benefit cost:
Service cost	$1,030	$1,276	$2,060	$2,374
Interest cost	1,532	1,636	3,064	3,334
Expected return on plan assets	(368)	(352)	(736)	(691)
Amortization of:
Net gain	—	—	—	—
Prior service cost	(694)	(115)	(1,388)	(178)

Net periodic benefit cost	$1,500	$2,445	$3,000	$4,839

	Twelve Months Ended June 30,
	2006	2005
Components of net periodic benefit cost:
Service cost	$4,435	$3,913
Interest cost	6,397	5,719
Expected return on plan assets	(1,427)	(1,295)
Amortization of:
Net gain	—	(387)
Prior service cost	(1,565)	(366)

Net periodic benefit cost	$7,840	$7,584

During the six months ended June 30, 2006, the Company contributed $2.0 million of its projected $3.4 million 2006 annual contribution to its postretirement benefit plan.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

El Paso Electric Company:

We have reviewed the condensed consolidated balance sheet of El Paso Electric Company and subsidiary as of June 30, 2006, the related condensed consolidated statements of operations and comprehensive operations for the three-month, six-month and twelve-month periods ended June 30, 2006 and 2005, and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2006 and 2005. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

Houston, Texas

August 4, 2006

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

These forward-looking statements involve known and unknown risks that may cause our actual results in future periods to differ materially from those expressed in any forward-looking statement. Factors that would cause or contribute to such differences include, but are not limited to, such things as:

•	our rates following the end of the New Texas Freeze Period ending June 30, 2010 and the New Mexico Stipulation ending May 31, 2007,

•	loss of margins on off-system sales due to changes in wholesale power prices or availability of competitive generation resources,

•	increased costs at Palo Verde,

•	reductions in output at generation plants including Palo Verde,

•	unscheduled outages including outages at Palo Verde,

•	potential for strike or lock out due to union employees working without a contract,

•	electric utility deregulation or re-regulation,

•	regulated and competitive markets,

•	ongoing municipal, state and federal activities,

•	economic and capital market conditions,

•	changes in accounting requirements and other accounting matters,

•	changing weather trends,

•	rates, cost recoveries and other regulatory matters including the ability to recover fuel costs on a timely basis,

•	changes in environmental regulations,

•	the impact of changes and downturns in the energy industry and the market for trading wholesale electricity,

•	approval by the Texas Commission of the 75% off-system sales margin retention percentage as contemplated in the City Rate Agreement,

•	political, legislative, judicial and regulatory developments,

•	the impact of lawsuits filed against us,

•	the impact of changes in interest rates,

•	changes in, and the assumptions used for, pension and other post-retirement and post-employment benefit liability calculations, as well as actual and assumed investment returns on pension plan assets,

•	the impact of changing cost and cost escalation and other assumptions on our nuclear decommissioning liability for the Palo Verde Nuclear Generating Station,

•	Texas, New Mexico and electric industry utility service reliability standards,

•	homeland security considerations,

•	coal, natural gas, oil and wholesale electricity prices, and

•	other circumstances affecting anticipated operations, sales and costs.

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

Palo Verde Operations

We own approximately 600 megawatts (undivided interest) of generating capacity in the three generating units at the Palo Verde nuclear power station. The operation of Palo Verde affects our ability to make off-system sales, impacts fuel costs to native load customers and represents a significant portion of our non-fuel operating expenses. Generation from Palo Verde declined 26% and 25% for the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005 as Palo Verde Unit 1 did not operate during the second quarter and Palo Verde Unit 3 did not operate for a portion of the second quarter during a scheduled refueling and maintenance outage.

Palo Verde Unit 1 operated at reduced power levels from December 25, 2005 until March 18, 2006 due to vibration in one of its shutdown cooling lines. An outage began March 18, 2006, during which inspections and tests were performed by APS, the operator of Palo Verde, in preparation for a planned outage in June 2006 during which modifications would be made to attempt to remedy the situation. APS informed us that as a result of tests performed during the March outage, vibration limits could be exceeded under a limited number of scenarios if the unit returned to service at reduced power levels. Consequently, rather than pursue operating modifications to bring the unit back into service at a reduced level, APS informed us that the unit would remain shutdown until the necessary modifications could be completed. The modifications were performed in the second quarter and the unit was restarted in early July. Palo Verde Unit 1 reached full capacity on July 16, 2006. While the outage at Palo Verde Unit 1 negatively impacted our off-system sales margins, historically we have made fewer off-system sales in the second quarter relative to the first quarter. We retained off-system sales margins of $0.6 million and $0.7 million in the second quarter of 2006 and 2005, respectively.

Income Taxes

In May 2006, legislation was approved in Texas revamping the state franchise (income) tax. The tax legislation changes the franchise tax from a tax based upon either taxable capital or taxable income to a 1% tax on taxable margins. The revised franchise tax is effective for tax payments in 2008 based upon 2007 taxable margin. Taxable margin for the Company is based upon revenues taxable for federal income tax purposes less cost of goods sold which includes all costs of producing electricity, but does not include post-production costs. Even with the lower tax rate, the expansion of the tax base will result in higher franchise tax expense beginning in 2007.

For accounting purposes, the revised franchise tax is an income tax subject to the requirements of SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires that deferred tax assets and liabilities be adjusted for changes in tax law in the period of change. As a result, the Company recorded a $6.2 million reduction in its net deferred tax liability for the quarter ended June 30, 2006 and a corresponding reduction in income tax expense. The adjustment to the net deferred income tax liability includes: (i) a reduction of $2.7 million in net Texas deferred income tax liabilities associated with temporary differences that will not reverse in the future under the revised franchise tax calculation; (ii) a reduction of $6.8 million in net Texas deferred income tax liabilities for the change in tax rate from 4.5% to 1% effective in 2007; and (iii) an increase of $3.3 million in deferred federal income tax liabilities to reflect the change in deferred federal income taxes associated with deferred Texas franchise taxes.

Summary

The following is an overview of our results of operations for the three, six and twelve month periods ended June 30, 2006 and 2005. Income for the three, six and twelve month periods ended June 30, 2006 and 2005 is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2006	2005	2006	2005	2006	2005
Net income (loss) before cumulative effect of accounting change and extraordinary item (in thousands)	$15,249	$(3,962)	$24,553	$795	$60,373	$23,551
Basic earnings (losses) per share before cumulative effect of accounting change and extraordinary item	0.32	(0.08)	0.51	0.02	1.25	0.49

The following table and accompanying explanations show the primary factors affecting the after-tax change in income before cumulative effect of accounting change and extraordinary item between the 2006 and 2005 periods presented (in thousands):

	Three Months Ended	Six Months Ended	Twelve Months Ended
June 30, 2005 net income (loss) before cumulative effect of accounting change and extraordinary item	$(3,962)	$795	$23,551
Change in (net of tax):
Decreased loss on extinguishment of debt (a)	12,039	12,039	12,891
Income tax adjustment for change in tax law (b)	6,174	6,174	6,174
Decreased depreciation and amortization expense (c)	4,337	8,276	15,655
Increased retail base revenues (d)	3,409	5,312	11,512
Increased transmission wheeling revenue (e)	1,813	2,617	3,749
Decreased interest charges on long-term debt (f)	1,586	3,635	7,878
Coal reclamation liability adjustment (g)	—	—	1,902
Increased Palo Verde operations and maintenance expense (h)	(4,277)	(5,897)	(6,823)
Increased fossil fuel plant maintenance (i)	(2,519)	(3,914)	(2,618)
Increased taxes other than income taxes (j)	(1,442)	(2,771)	(5,554)
Decreased off-system retained sales margin (k)	(43)	(954)	(1,185)
2004 IRS settlement (l)	—	—	(6,200)
Other	(1,866)	(759)	(559)

June 30, 2006 net income before cumulative effect of accounting change and extraordinary item	$15,249	$24,553	$60,373

(a)	A loss on extinguishment of debt was recognized in 2005 due to the refinancing of all our first mortgage bonds in the second quarter of 2005 with no comparable amounts in 2006.
(b)	An income tax adjustment was recorded in 2006 to reduce deferred tax expense and accumulated deferred taxes to reflect the change in tax rate and methodology due to a revision of the Texas franchise (income) tax law passed in May 2006.
(c)	Depreciation and amortization decreased due to completing the recovery of certain fresh-start accounting related assets over the term of the Texas Rate Stipulation which ended July 2005.
(d)	Retail base revenues increased in 2006 compared to the same periods last year primarily due to increased kWh sales reflecting growth in the number of customers served and increased residential usage due to hotter than normal spring and summer weather in 2006.
(e)	Increased transmission wheeling revenues reflects transmission sales to third party owners of a new generation plant in southern New Mexico.
(f)	Interest charges decreased due to lower interest expense on long-term debt resulting from the refinancing of first mortgage bonds with long-term senior notes and the August 2005 reissuance and remarketing of pollution control bonds at lower interest rates.
(g)	The coal reclamation liability adjustment pertains to the updated 2004 reclamation study for the coal mine which supplies the Four Corners power plant. We had previously recorded this liability based on a 1998 study and adjusted the liability in December 2004. An additional true-up was recorded in September 2005.
(h)	Palo Verde operations and maintenance expense increased in 2006 when compared to the same periods last year due to increased maintenance expense at Unit 1 and at Unit 3 during a scheduled maintenance and refueling outage.
(i)	Higher maintenance costs at our gas-fired generating plants.
(j)	Taxes other than income taxes increased due to an increase in the El Paso city franchise fee rate which took effect in August 2005 and higher taxable revenues including the collection of fuel surcharges in Texas.
(k)	Retained margins from off-system sales declined as we experienced lower volumes of off-system sales in the first quarter of 2006 due to decreased generation at Palo Verde. The lower margins were partially offset by greater margin sharing in Texas.
(l)	A benefit was recorded in the third quarter of 2004 from a settlement of an IRS audit of our 1996-1998 tax returns with no comparable amount in future periods.

Historical Results of Operations

The following discussion includes detailed descriptions of factors affecting individual line items in the results of operations. The amounts presented below are presented on a pre-tax basis.

Operating revenues

We realize revenue from the sale of electricity to retail customers at regulated rates and the sale of energy in the wholesale power market generally at market based prices. Sales for resale (which are wholesale sales within our service territory) accounted for less than 1% of revenues for the three, six and twelve months ended June 30, 2006 and 2005. Off-system sales are wholesale sales into markets outside our service territory. Off-system sales are primarily made in off-peak periods when we have competitive generation capacity available after meeting our regulated service obligations. Under the terms of our City Rate Agreement, we share with our Texas customers 25% of our off-system sales margins and wheeling revenues. (See Note B of the Notes to Consolidated Financial Statements).

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

Retail base revenues. Retail base revenues increased by $6.0 million or 5.1% for the three months ended June 30, 2006 when compared to the same period in 2005 primarily due to increased revenues from residential, small commercial and industrial customers, and public authority customers. Residential base revenues increased by $4.1 million or 9.5% in the second quarter of 2006 compared to the same period in 2005 primarily as a result of an increase in the average usage per customer due to hotter than normal spring and summer weather conditions and a 2.6% increase in the average number of residential customers. During the second quarter of 2006, cooling degree days were approximately 20% above both last year and the 10-year average. Base revenues from small commercial and industrial customers increased $1.4 million or 3.3% in the second quarter of 2006 compared to the same period last year primarily as a result of a 3.0% increase in the average number of small commercial and industrial customers. Base revenues from sales to public authorities increased $0.6 million or 3.2% primarily due to customer growth of 5.6%.

Retail base revenues increased by $9.2 million or 4.2% for the six months ended June 30, 2006 when compared to the same period in 2005 primarily due to increased revenues from residential, small commercial and industrial customers, and public authority customers. Residential base revenues increased by $4.6 million or 5.5% due to a 5.7% increase in kWh sales primarily due to an increase in the average number of residential customers of 2.7% and the hotter than normal spring and summer weather. The hotter weather in the second quarter was partially offset by warmer than normal winter weather in the first quarter of 2006. During the six months ended June 30, 2006, cooling degree days were almost 20% above both last year and the 10-year average. The increase in retail base revenues was also due to increased kWh sales to small commercial and industrial customers and increased kWh sales to public authority customers of 4.2% and 6.9%, respectively, due mainly to customer growth.

Retail base revenues increased by $20.3 million or 4.5% for the twelve months ended June 30, 2006 when compared to the same period in 2005. Residential base revenues increased by $12.9 million or 7.4% due to an 8.0% increase in kWh sales primarily due to an increase in the average number of residential customers served and increased usage due to hotter summer weather in the third quarter of 2005 and second quarter of 2006. The increase in retail base revenues was also due to increased kWh sales to small commercial and industrial customers and increased kWh sales to public authority customers of 3.5% and 5.5%, respectively, driven by growth in customers served. The increase in retail base revenues was partially offset by a 1.3% decrease in the large commercial and industrial base revenue due to the loss of several large industrial customers.

Retail base revenue percentages by customer class are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2006	2005	2006	2005	2006	2005
Residential	39%	37%	39%	38%	39%	39%
Commercial and industrial, small	36	37	36	37	36	36
Commercial and industrial, large	9	9	9	9	9	9
Sales to public authorities	16	17	16	16	16	16

Total base revenues	100%	100%	100%	100%	100%	100%

No retail customer accounted for more than 2% of our base revenues during such periods. As shown in the table above, residential and small commercial customers comprise approximately 75% of our revenues. While this customer base is more stable, it is also more sensitive to changes in weather conditions. As a result, our business is relatively more seasonal than some electric utilities, with higher kWh sales and revenues during the summer cooling season.

Heating and cooling degree days can be used to evaluate the effect of weather on energy use. For each degree the average outdoor temperature varies from a standard of 65 degrees Fahrenheit a degree day is recorded.

As shown in the table below, cooling degree days were above both the 10-year average and 2005 periods for the three, six and twelve months ended June 30, 2006.

	Three Months Ended June 30,		10-Year Average	Six Months Ended June 30,		10-Year Average	Twelve Months Ended June 30,		10-Year Average*
	2006	2005		2006	2005		2006	2005
Heating degree days	16	84	87	1,040	1,291	1,308	1,925	2,424	2,405
Cooling degree days	1,149	942	960	1,162	944	981	2,767	2,300	2,530

*	Calendar year basis for 2005 and 2004, respectively.

Fuel revenues. Fuel revenues consist of two parts: (i) revenues collected from customers under fuel recovery mechanisms approved by the state commissions, and (ii) deferred fuel revenues which are comprised of the difference between fuel costs and fuel revenues collected from customers. In New Mexico, the fuel adjustment clause allows us to reflect current fuel costs in the fuel clause and to recover under-recoveries or refund over-recoveries in the clause with a two-month lag with the exception of a cap on 10% of fuel costs. In Texas, fuel costs are recovered through a fixed fuel factor that may be adjusted two times per year. In addition, if we materially over-recover fuel costs, we must seek to refund the over-recovery, and if we materially under-recover fuel costs, we may seek a surcharge to recover those costs. Natural gas prices increased significantly during the twelve months ended June 30, 2006 compared to the same period last year resulting in a significant increase in deferred fuel revenues particularly in Texas due to the lag in reflecting current fuel prices in the fuel recovery mechanism. Deferred fuel revenues increased $43.4 million for the twelve months ended June 30, 2006 compared to the twelve months ended June 30, 2005. We had an under-recovery of fuel costs of $10.5 and $8.0 million for the three and six months ended June 30, 2006.

In July 2005 we filed with the Texas Commission for an increase in our fixed fuel factor and to surcharge fuel under-recoveries. A settlement allowed us, beginning in October 2005, to increase our fixed fuel factor and to surcharge $53.6 million of fuel under-recoveries over a 24-month period. In January 2006, we again filed with the Texas Commission to increase our fixed fuel factor and surcharge approximately $34 million of additional fuel under-recoveries, including interest for the period of September through November 2005, over a twelve-month period. We received Texas Commission approval to implement the new fuel factor and surcharge on an interim basis beginning with February 2006 billings. Due to these increases in our fixed fuel factor and higher kWh sales, fuel revenues recovered from Texas customers increased $17.6 million, $28.1 million and $37.8 million for the three, six and twelve month periods ending June 30, 2006 compared to the same periods in 2005. In addition, the amount of fuel under-recoveries deferred for future collection declined $10.1 million in both the three and six months ended June 30, 2006 compared to the same periods in 2005.

Off-system sales. Off-system sales are primarily made in off-peak periods when we have competitive generation capacity available after meeting our regulated service obligations. Off-system kWh sales increased 17% for the three months ended June 30, 2006 compared to the same period last year due to increased low margin arbitrage sales. We make arbitrage sales when we can purchase power and sell it at a higher price, generally at another location. Off-system kWh sales declined 19% and 28% for the six and twelve months ended June 30, 2006, respectively, when compared to the six and twelve months ended June 30, 2005. Reduced output at Palo Verde resulted in a decline in available energy to sell in the off-system market; however, this decrease in available power was partially offset by higher average market prices.

Comparisons of kWh sales and operating revenues are shown below (in thousands):

			Increase (Decrease)
Quarter Ended June 30:	2006	2005	Amount	Percent
kWh sales:
Retail:
Residential	538,372	486,420	51,952	10.7%
Commercial and industrial, small	581,136	553,977	27,159	4.9
Commercial and industrial, large	306,684	307,020	(336)	(0.1)
Sales to public authorities	362,809	335,442	27,367	8.2

Total retail sales	1,789,001	1,682,859	106,142	6.3

Wholesale:
Sales for resale	14,443	13,051	1,392	10.7
Off-system sales	288,099	246,031	42,068	17.1

Total wholesale sales	302,542	259,082	43,460	16.8

Total kWh sales	2,091,543	1,941,941	149,602	7.7

Operating revenues:
Base revenues:
Retail:
Residential	$47,604	$43,462	$4,142	9.5%
Commercial and industrial, small	44,999	43,570	1,429	3.3
Commercial and industrial, large	10,679	10,836	(157)	(1.4)
Sales to public authorities	20,024	19,399	625	3.2

Total retail base revenues (1)	123,306	117,267	6,039	5.1
Wholesale:
Sales for resale	561	507	54	10.7

Total base revenues	123,867	117,774	6,093	5.2

Fuel revenues:
Recovered from customers during the period	57,084	36,149	20,935	57.9	(2)
Under (over) collection of fuel	10,543	20,594	(10,051)	(48.8	)(2)

Total fuel revenues	67,627	56,743	10,884	19.2
Off-system sales	13,942	11,674	2,268	19.4
Other	6,360	3,109	3,251	104.6	(3)(4)

Total operating revenues	$211,796	$189,300	$22,496	11.9

(1)	Includes fuel recovered through New Mexico base rates of $7.6 million and $7.1 million for 2006 and 2005, respectively.
(2)	Reflects increases in Texas fixed fuel factors in October 2005 and February 2006.
(3)	Primarily due to increased transmission revenues.
(4)	Represents revenues with no related kWh sales.

			Increase (Decrease)
Six Months Ended June 30:	2006	2005	Amount	Percent
kWh sales:
Retail:
Residential	989,535	935,884	53,651	5.7%
Commercial and industrial, small	1,030,743	989,467	41,276	4.2
Commercial and industrial, large	568,148	574,860	(6,712)	(1.2)
Sales to public authorities	645,035	603,488	41,547	6.9

Total retail sales	3,233,461	3,103,699	129,762	4.2

Wholesale:
Sales for resale	23,680	21,216	2,464	11.6
Off-system sales	675,977	833,142	(157,165)	(18.9)

Total wholesale sales	699,657	854,358	(154,701)	(18.1)

Total kWh sales	3,933,118	3,958,057	(24,939)	(0.6)

Operating revenues:
Base revenues:
Retail:
Residential	$87,253	$82,697	$4,556	5.5%
Commercial and industrial, small	81,819	78,934	2,885	3.7
Commercial and industrial, large	20,199	20,110	89	0.4
Sales to public authorities	36,786	35,136	1,650	4.7

Total retail base revenues	226,057	216,877	9,180	4.2
Wholesale:
Sales for resale	908	832	76	9.1

Total base revenues (1)	226,965	217,709	9,256	4.3

Fuel revenues:
Recovered from customers during the period	107,799	68,219	39,580	58.0	(2)
Under (over) collection of fuel	7,955	18,052	(10,097)	(55.9	)(2)

Total fuel revenues	115,754	86,271	29,483	34.2
Off-system sales	40,701	38,384	2,317	6.0
Other	10,805	6,121	4,684	76.5	(3)(4)

Total operating revenues	$394,225	$348,485	$45,740	13.1

(1)	Includes fuel recovered through New Mexico base rates of $14.3 million and $13.6 million for 2006 and 2005, respectively.
(2)	Reflects increases in Texas fixed fuel factors in October 2005 and February 2006.
(3)	Primarily due to increased transmission revenues.
(4)	Represents revenues with no related kWh sales.

			Increase (Decrease)
Twelve Months Ended June 30:	2006	2005	Amount	Percent
kWh sales:
Retail:
Residential	2,143,749	1,985,166	158,583	8.0%
Commercial and industrial, small	2,168,194	2,093,926	74,268	3.5
Commercial and industrial, large	1,158,794	1,192,451	(33,657)	(2.8)
Sales to public authorities	1,311,663	1,243,819	67,844	5.5

Total retail sales	6,782,400	6,515,362	267,038	4.1

Wholesale:
Sales for resale	44,347	39,557	4,790	12.1
Off-system sales	1,263,613	1,753,635	(490,022)	(27.9)

Total wholesale sales	1,307,960	1,793,192	(485,232)	(27.1)

Total kWh sales	8,090,360	8,308,554	(218,194)	(2.6)

Operating revenues:
Base revenues:
Retail:
Residential	$188,223	$175,297	$12,926	7.4%
Commercial and industrial, small	170,126	165,247	4,879	3.0
Commercial and industrial, large	41,410	41,957	(547)	(1.3)
Sales to public authorities	75,327	72,253	3,074	4.3

Total retail base revenues	475,086	454,754	20,332	4.5
Wholesale:
Sales for resale	1,763	1,595	168	10.5

Total base revenues (1)	476,849	456,349	20,500	4.5

Fuel revenues:
Recovered from customers during the period	204,080	144,921	59,159	40.8
Under (over) collection of fuel	69,442	26,058	43,384	166.5	(2)

Total fuel revenues	273,522	170,979	102,543	60.0
Off-system sales	80,526	79,426	1,100	1.4
Other	18,756	12,301	6,455	52.5	(3)(4)

Total operating revenues	$849,653	$719,055	$130,598	18.2

(1)	Includes fuel recovered through New Mexico base rates of $30.1 million and $28.3 million for 2006 and 2005, respectively.
(2)	Primarily due to the lag in recovery of increased fuel and purchased power expenses resulting from natural gas price increases through fuel recovery factors in Texas and New Mexico.
(3)	Primarily due to increased transmission revenues.
(4)	Represents revenues with no related kWh sales.

Energy expenses

Our sources of energy include electricity generated from nuclear fuel, natural gas and coal plants owned by the Company and purchased power. Palo Verde represents approximately 40% of our available net generating capacity and approximately 29%, 37% and 41%, respectively, of our available energy for the three, six and twelve months ended June 30, 2006.

Our energy expenses increased $14.6 and $32.0 million for the three and six months ended June 30, 2006, respectively, when compared to 2005 primarily due to increased costs of purchased power of $20.6 and $34.7 million for the three and six month periods, respectively, as the result of increased purchased power. Energy expenses increased $103.5 million for the twelve months ended June 30, 2006 when compared to 2005 primarily due to (i) increased costs of purchased power of $51.9 million as the result of increased volumes and higher market prices for power and (ii) increased natural gas costs of $56.5 million as the result of increased prices. These increases were partially offset by a $3.4 million decrease to our nuclear fuel costs due to a decrease in nuclear generation and by a $0.7 million decrease to our coal reclamation liability recorded in the third quarter of 2005 compared to a $2.2 million increase in such costs in the fourth quarter of 2004. We purchased more power in the fourth quarter of 2005 and in 2006 to offset decreased nuclear generation and when economic to displace higher cost natural gas-fired generation.

	Three Months Ended June 30,
	2006				2005
Fuel Type	Cost		MWh	Cost per MWh	Cost		MWh	Cost per MWh
	(in thousands)				(in thousands)
Natural gas	$44,155		591,716	$74.62	$49,971	(a)	674,956	$74.04
Coal	3,017		211,121	14.29	2,751		185,265	14.85
Nuclear	3,642		649,690	5.61	4,748		879,109	5.40

Total	50,814		1,452,527	34.98	57,470		1,739,330	33.04
Purchased power	40,068		818,164	48.97	19,454		374,430	51.96

Total energy	$90,882		2,270,691	40.02	$76,924		2,113,760	36.39

	Six Months Ended June 30,
	2006				2005
Fuel Type	Cost		MWh	Cost per MWh	Cost		MWh	Cost per MWh
	(in thousands)				(in thousands)
Natural gas	$83,223	(b)	1,038,076	$80.17	$84,958	(a)	1,179,232	$72.05
Coal	6,041		418,632	14.43	5,617		378,075	14.86
Nuclear	9,212		1,583,858	5.82	11,123		2,100,088	5.30

Total	98,476		3,040,566	32.39	101,698		3,657,395	27.81
Purchased power	65,624		1,228,634	53.41	30,941		634,384	48.77

Total energy	$164,100		4,269,200	38.44	$132,639		4,291,779	30.91

	Twelve Months Ended June 30,
	2006				2005
Fuel Type	Cost		MWh	Cost per MWh	Cost		MWh	Cost per MWh
	(in thousands)				(in thousands)
Natural gas	$229,808	(b)	2,502,428	$91.83	$172,657	(a)	2,450,400	$70.46
Coal	11,427	(c)	819,559	13.94	11,338	(d)	801,351	14.15
Nuclear	19,708		3,561,328	5.53	23,087		4,367,265	5.29

Total	260,943		6,883,315	37.91	207,082		7,619,016	27.18
Purchased power	114,723		1,852,719	61.92	62,798		1,334,706	47.05

Total energy	$375,666		8,736,034	43.00	$269,880		8,953,722	30.14

(a)	Excludes a New Mexico Compensation Tax refund of $0.6 million.
(b)	Excludes a fuel refund of $0.1 million.
(c)	Excludes a reduction of $0.7 million to our coal reclamation liability recorded in the third quarter of 2005.
(d)	Excludes an increase of $2.2 million to our coal reclamation liability recorded in the fourth quarter of 2004.

Other operations expense

Other operations expense increased $2.7 million, or 6.3% for the three months ended June 30, 2006 compared to the same period last year primarily due to (i) increased transmission expense of $1.0 million primarily as the result of new wheeling contracts; (ii) increased Palo Verde operations expense of $1.0 million; (iii) increased customer service expense of $0.5 million; and (iv) increased consulting fees of $0.7 million. These increases were partially offset by decreased post-retirement benefit expenses of $0.9 million.

Other operations expense increased $4.2 million, or 4.9%, for the six months ended June 30, 2006 compared to the same period last year primarily due to (i) increased transmission expense of $2.5 million primarily as the result of new wheeling contracts; (ii) increased Palo Verde operations expense of $1.5 million; (iii) increased consulting fees of $1.1 million; and (iv) increased customer service expense of $0.5 million. These increases were partially offset by decreased post-retirement expenses of $1.8 million.

Other operations expense increased $6.2 million, or 3.5%, for the twelve months ended June 30, 2006 compared to the same period last year primarily due to (i) increased transmission expense of $4.5 million primarily as the result of new wheeling contracts; (ii) increased Palo Verde operations expense of $2.4 million; (iii) increased customer services expense of $2.1 million; (iv) increased post-retirement benefit expenses of $1.4 million; and (v) increased consulting fees of $1.4 million. These increases were partially offset by decreased regulatory expense of $2.8 million primarily due to costs for FERC proceedings in 2005.

Maintenance expense

Maintenance expense increased $10.0 million, or 76.0%, for the three months ended June 30, 2006 compared to the same period last year primarily due to increased maintenance expense at Palo Verde of $5.9 million and at our gas-fired generating plants of $4.1 million.

Maintenance expense increased $14.9 million, or 67.6%, for the six months ended June 30, 2006 compared to the same period last year primarily due to increased maintenance expense at Palo Verde of $8.0 million and at our gas-fired generating plants of $6.3 million.

Maintenance expense increased $15.0 million, or 31.6%, for the twelve months ended June 30, 2006 compared to the same period last year primarily due to increased maintenance expense at Palo Verde of $8.6 million and at our gas-fired generating plants of $4.2 million.

Depreciation and amortization expense

Depreciation and amortization expense decreased $7.0 million, $13.3 million and $25.3 million for the three, six and twelve months ended June 30, 2006, respectively, compared to the same periods last year primarily due to completing the recovery of certain fresh-start accounting related assets over the term of the Texas Rate Stipulation which ended in July 2005. The decrease was partially offset by higher depreciation due to increases in depreciable plant balances.

Taxes other than income taxes

Taxes other than income taxes increased by $2.3 million, $4.5 million and $9.0 million for the three, six and twelve months ended June 30, 2006, respectively, compared to the same periods last year primarily due to an increase in the El Paso city franchise fees which took effect in August 2005 and higher taxable revenues due to increased kWh sales and increases in fuel recoveries.

Other income (deductions)

Other income (deductions) increased $18.6 million, $18.7 million and $19.8 million for the three, six and twelve months ended June 30, 2006 compared to the same periods last year primarily due to a decrease in the loss on extinguishment of debt of $19.4 million, $19.4 million and $20.8 million, respectively, as a result of the retirement of our first mortgage bonds in the second quarter of 2005. In addition, interest income increased $1.2 million for the twelve month period primarily related to interest income related to the decommissioning trust fund. The increase for the three, six and twelve month periods were partially offset by increased charitable and civic contributions of $0.3 million, $0.7 million and $1.4 million, respectively.

Interest charges (credits)

Interest charges (credits) decreased $2.4 million, $5.8 million and $14.0 million for the three, six and twelve months ended June 30, 2006, respectively, compared to the same periods last year primarily due to a decrease of $2.6 million, $5.9 million and $12.7 million, respectively, in interest on long-term debt and financing obligations resulting from (i) the repurchase and retirement of first mortgage bonds, (ii) the May 2005 issuance of unsecured senior notes at a lower interest rate than the first mortgage bonds, and (iii) the reissuance and remarketing of our pollution control bonds in August 2005 at lower interest rates. The decrease for the twelve month period was also due to increased capitalized interest of $1.3 million as the result of an increase in construction work in progress related to the replacement of Palo Verde Units 1 and 3 steam generators.

Income tax expense

We recorded a $6.2 million reduction in deferred income tax expense to recognize the change in the tax rate from 4.5% to 1% and change in methodology resulting from a revision of the Texas franchise (income) tax law in May 2006. This reduction was partially offset by increased pretax income for the three months ended June 30, 2006 compared to the same period last year. For the six months ended June 30, 2006 the increase in income tax expense of $4.3 million was due to increased pretax income and was partially offset by the $6.2 million reduction in deferred income taxes for the change in the Texas tax law. For the twelve months ended June 30, 2006 income tax expense increased $19.2 million compared to the same period last year due to increased pretax income and a $6.2 million benefit from the IRS settlement recorded in the third quarter of 2004 offset by the $6.2 million reduction to deferred income taxes due to the change in Texas franchise (income) tax discussed above.

Cumulative effect of accounting change

The cumulative effect of accounting change for the twelve months ended June 30, 2006 of $1.1 million, net of tax, relates to the adoption of FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (“FIN 47”) in December 2005. FIN 47 provides guidance on the recognition and measurement of liabilities associated with the retirement and disposal obligations of tangible long-lived assets not already accounted for under SFAS No. 143. FIN 47 affected the accounting for the disposal obligations related to our fuel oil storage tanks, water wells, evaporative ponds and asbestos at our gas-fired generating stations.

Extraordinary gain

The extraordinary gain on re-application of SFAS No. 71 for the twelve months ended June 30, 2005 relates to our third quarter 2004 determination that we met the criteria necessary to re-apply SFAS No. 71 to our New Mexico jurisdiction. The decision was based on our receiving the NMPRC’s approval for new rates that were based upon our cost of service and the fact that New Mexico had repealed its electric utility restructuring law. The re-application of SFAS No. 71 to our New Mexico jurisdiction resulted in a $1.8 million extraordinary gain, net of tax, in the third quarter of 2004.

Liquidity and Capital Resources

Our principal liquidity requirements in the near-term are expected to consist of the interest payments on our indebtedness, capital expenditures related to our generating facilities and transmission and distribution systems, and operating expenses, including fuel costs and taxes. We expect that cash flows from operations will be sufficient for such purposes, assuming that we continue to receive timely recognition of changes in natural gas costs in fuel rates in Texas. As of June 30, 2006, we had approximately $32.1 million in cash and cash equivalents, an increase of $24.1 million from the balance of $8.0 million on December 31, 2005.

Capital Requirements. Substantial increases in the cost of natural gas during 2005 and the delay in reflecting higher fuel costs in fixed fuel factors in Texas led to the under-recovery of the Texas jurisdictional portion of our fuel costs by $69.6 million, including interest, for the period from March 2004 to June 2006. In November 2005, the Texas Commission approved a settlement of a fuel factor filing which provides for (i) a surcharge over a 24-month period of fuel under-recoveries of $53.6 million, including interest through August 2005; and (ii) new fuel factors which reflect natural gas costs of $7.28 per MMBtu. We had previously been permitted to implement the increase in the fuel factor and the fuel surcharge on an interim basis beginning with October 2005 billings.

In January 2006, we filed a request with the Texas Commission for an additional increase in our fixed fuel factors and to surcharge over a twelve-month period approximately $34 million for fuel under-recoveries, including interest, for the period September 2005 to November 2005. The requested fuel factor and fuel surcharge were placed into effect on an interim basis subject to refund effective with February 2006 bills to customers. Even though the fuel factor increase went into effect in February, we under-recovered fuel costs in Texas for the first six months of 2006 by approximately $9.9 million. However, we collected $25.7 million in fuel surcharges in the six months ended June 2006, reducing our deferred fuel balance and increasing cash flow by $15.8 million. Cash flow should continue to improve as fuel surcharges are collected throughout 2006.

Our long-term liquidity requirements consist primarily of construction of electric utility plant and the payment of interest on debt. Projected utility construction expenditures will consist primarily of expanding and updating the transmission and distribution systems, addition of new generation, and the cost of capital improvements and replacements at Palo Verde and other generating facilities, including the replacement of steam generators in Palo Verde Unit 3. See Part I, Item 1, “Business – Construction Program” in our 2005 Form 10-K. We expect that a significant portion of our construction expenditures will be financed with internal sources of funds through 2008.

During the twelve months ended June 30, 2006, we generated $54.8 million of federal income tax loss carryforwards and $29.4 million of state income tax loss carryforwards as a result of (i) increased deferred fuel revenues that are not taxable until collected; (ii) deductible premiums on the reacquisition of debt; and (iii) increased deductions due to several tax method changes primarily related to tax depreciation and repair allowances. We anticipate that existing federal and state tax loss carryforwards will be fully utilized in 2006 as deferred fuel costs are collected from customers and due to other increases in taxable income. Our future cash flow requirements for federal and state income taxes are expected to increase over that required in recent years.

We continually evaluate our funding requirements related to our retirement plans, other postretirement benefit plans, and decommissioning trust funds. We have contributed $7.8 million of the projected $13.7 million 2006 annual contribution to our retirement plans during the six months ended June 30, 2006. We have also contributed $2.0 million of the projected $3.4 million 2006 annual contribution to our other postretirement benefit plan and $3.3 million of the projected $6.7 million 2006 annual contribution to our decommissioning trust funds during the six months ended June 30, 2006.

The Company does not pay dividends on common stock. Since 1999, the Company has repurchased approximately 15.3 million shares of common stock at an aggregate cost of $175.6 million, including commissions, pursuant to a stock repurchase plan. The Board of Directors authorized the repurchase of up to 2 million shares of common stock in February 2004 of which 1,705,158 shares remain available to be repurchased. Through August 7, 2006 no shares were repurchased. We may in the future make purchases of our stock pursuant to our stock repurchase plan at open market prices and may engage in private transactions, where appropriate. The repurchased shares will be available for issuance under employee benefit and stock option plans, or may be retired. Common stock equity as a percentage of capitalization, including the current portion of long-term debt and financing obligations, was 47.9% as of June 30, 2006.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk due to changes in interest rates, equity prices and commodity prices. See our 2005 Form 10-K, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” for a complete discussion of the market risks we face and our market risk sensitive assets and liabilities. As of June 30, 2006, there have been no material changes in the market risks we faced or the fair values of assets and liabilities disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2005 Form 10-K.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. During the period covered by this report, the Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2006, (the “Evaluation Date”), concluded that as of the Evaluation Date, our disclosure controls and procedures (as required by paragraph (b) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15) were adequate and designed to ensure that material information relating to us and our consolidated subsidiary would be made known to them by others within those entities.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15, that occurred during the quarter ended June 30, 2006, that materially affected, or that were reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We hereby incorporate by reference the information set forth in Part I of this report under Notes B and F of Notes to Consolidated Financial Statements.

Item 1A. Risk Factors

Our 2005 Form 10-K includes a detailed discussion of our risk factors. The information presented below updates and should be read in conjunction with the risk factors and other information disclosed in that Form 10-K.

Potential for Strike or Lock Out Due to Union Employees

Working Without a Contract

We have historically had a union workforce of approximately 300 employees. In 2003 and 2004, 124 additional employees, from the meter reading, collections, facilities services, and customer service areas, voted to join the union. We have been engaged in negotiations with the union for several weeks trying to achieve a contract for all the union employees. The union contract for the historical group of 300 union employees expired on June 30, 2006, and currently all 424 union employees are working without a contract. While we will continue our effort to achieve a new contract with all union employees, these employees could strike or we could lock them out. If a strike or lock out occurs, we will implement a work continuation plan. However, we may experience a reduction in the reliability of our service and may incur added expense to hire replacement workers, train and equip non-union employees, and provide security for our facilities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In February 2004, our Board of Directors authorized an additional stock repurchase program permitting the repurchase of up to 2 million shares of our outstanding common stock. Approximately 1.7 million shares remain authorized to be repurchased under the program. Through August 7, 2006 no shares have been repurchased.

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of shareholders was held on May 3, 2006. As of the record date on March 6, 2006, the total number of common shares outstanding and entitled to vote at this annual meeting was 48,303,868, of which 46,207,259 were represented in person or by proxy. The purpose of the annual meeting was to give shareholders the opportunity to vote on three matters: (i) the election of Class III directors; (ii) the approval of a long-term incentive plan; and (iii) the ratification of the selection of KPMG LLP as our independent registered public accounting firm for the year ending December 31, 2006.

Election of Class III Directors

The following Class III directors were elected to hold office for a three-year term expiring at our annual meeting of shareholders to be held in 2009:

Director	Votes For	Votes Withheld
Ramiro Guzman	45,902,719	305,540
James W. Harris	44,062,618	2,144,641
Stephen N. Wertheimer	45,767,491	439,768
Charles A. Yamarone	45,768,497	438,762

In addition to the individuals set forth above, the following individuals continued as directors following the meeting: George W. Edwards, John R. Brown, James W. Cicconi, Patricia Z. Holland-Branch, Gary R. Hedrick, Kenneth R. Heitz, Michael K. Parks and Eric B. Siegel.

2006 Long-Term Incentive Plan

Our Board of Directors sought the approval of the 2006 Long-Term Incentive Plan (the “Plan”) pursuant to which 2,160,000 shares of our common stock would have been available for various stock-based awards to our directors and employees. The Plan was not approved at the annual meeting. The final vote on this proposal was as follows:

Description	Number of Votes
FOR	20,547,330
AGAINST	22,867,434
ABSTAIN	432,560
BROKER NON-VOTE	2,359,935

Appointment of Independent Registered Public Accounting Firm

At the annual meeting, our shareholders ratified the selection of KPMG LLP as our independent registered public accounting firm for the year ending December 31, 2006 by the following vote:

Description	Number of Votes
FOR	44,415,495
AGAINST	1,766,669
ABSTAIN	25,095

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
Scott D. Wilson
Executive Vice President, Chief Financial Officer and Chief Administrative Officer
(Duly Authorized Officer and Principal Financial Officer)

Dated: August 7, 2006

EL PASO ELECTRIC COMPANY

INDEX TO EXHIBITS

Exhibit Number	Exhibit
†10.06	Form of Directors’ Restricted Stock Award Agreement between the Company and certain directors of the Company. (Identical in all material respects to Exhibit 10.07 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

15	Letter re Unaudited Interim Financial Information

31.01	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	In lieu of non-employee director cash compensation, two agreements, dated as of July 1, 2006, substantially identical in all material respects to this Exhibit, have been entered into with Kenneth R. Heitz; and Patricia Z. Holland-Branch; directors of the Company.

In lieu of non-employee director cash compensation, eleven agreements, dated as of May 3, 2006, substantially identical in all material respects to this Exhibit, were entered into with J. Robert Brown; James W. Cicconi; George W. Edwards, Jr.; Ramiro Guzman; James W. Harris; Kenneth R. Heitz; Patricia Z. Holland-Branch; Michael K. Parks; Eric B. Siegel; Stephen N. Wertheimer; and Charles A. Yamarone; directors of the Company.