Form 10-Q
period 2007-03-31
EL PASO ELECTRIC CO /TX/
filed 2007-05-10
CIK 31978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of April 30, 2007, there were 45,783,460 shares of the Company’s no par value common stock outstanding.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

IN DEX TO FORM 10-Q

(i)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

ASSETS (In thousands)	March 31, 2007 (Unaudited)	December 31, 2006
Utility plant:
Electric plant in service	$1,987,345	$1,958,787
Less accumulated depreciation and amortization	(813,902)	(799,579)

Net plant in service	1,173,443	1,159,208
Construction work in progress	130,563	134,470
Nuclear fuel; includes fuel in process of $18,205 and $8,632, respectively	75,834	66,261
Less accumulated amortization	(32,606)	(27,745)

Net nuclear fuel	43,228	38,516

Net utility plant	1,347,234	1,332,194

Current assets:
Cash and temporary investments	58,969	40,101
Accounts receivable, principally trade, net of allowance for doubtful accounts of $2,408 and $2,999, respectively	76,828	86,730
Accumulated deferred income taxes	9,476	6,109
Inventories, at cost	32,042	31,390
Undercollection of fuel revenues	16,250	32,582
Income taxes receivables	—	9,620
Prepayments and other	9,308	7,264

Total current assets	202,873	213,796

Deferred charges and other assets:
Decommissioning trust funds	116,305	114,716
Regulatory assets	34,802	35,013
Other	19,119	18,935

Total deferred charges and other assets	170,226	168,664

Total assets	$1,720,333	$1,714,654

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Continued)

CAPITALIZATION AND LIABILITIES (In thousands except for share data)	March 31, 2007 (Unaudited)	December 31, 2006
Capitalization:
Common stock, stated value $1 per share, 100,000,000 shares authorized, 64,228,116 and 63,909,974 shares issued, and 122,771 and 110,854 restricted shares, respectively	$64,351	$64,021
Capital in excess of stated value	286,533	283,356
Retained earnings	506,067	489,082
Accumulated other comprehensive loss, net of tax	(19,128)	(18,316)

	837,823	818,143
Treasury stock, 18,613,528 and 18,025,928 shares, at cost	(252,501)	(238,468)

Common stock equity .	585,322	579,675
Long-term debt, net of current portion	590,872	590,865
Financing obligations, net of current portion	32,077	25,265

Total capitalization	1,208,271	1,195,805

Current liabilities:
Current portion of long-term debt and financing obligations	19,877	20,975
Accounts payable, principally trade	31,879	42,892
Taxes accrued	35,602	19,323
Interest accrued	10,055	4,390
Other	23,024	23,478

Total current liabilities	120,437	111,058

Deferred credits and other liabilities:
Accumulated deferred income taxes	133,942	149,981
Accrued postretirement benefit liability	86,715	85,435
Asset retirement obligation	74,982	73,267
Accrued pension liability	53,056	56,260
Regulatory liabilities	14,849	15,079
Other	28,081	27,769

Total deferred credits and other liabilities	391,625	407,791

Commitments and contingencies
Total capitalization and liabilities	$1,720,333	$1,714,654

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except for share data)

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2007	2006	2007	2006
Operating revenues	$188,417	$182,429	$822,443	$827,157

Energy expenses:
Fuel	47,464	47,556	213,264	266,198
Purchased and interchanged power	26,659	25,556	118,092	94,109

	74,123	73,112	331,356	360,307

Operating revenues net of energy expenses	114,294	109,317	491,087	466,850

Other operating expenses:
Other operations	43,641	43,290	191,855	179,708
Maintenance	11,627	13,902	57,769	52,286
Depreciation and amortization	17,051	17,218	68,279	76,116
Taxes other than income taxes	12,066	12,560	50,060	47,171

	84,385	86,970	367,963	355,281

Operating income	29,909	22,347	123,124	111,569

Other income (deductions):
Allowance for equity funds used during construction	1,059	165	1,776	850
Investment and interest income, net	2,017	1,115	7,358	5,815
Loss on extinguishments of debt	—	—	—	(19,561)
Miscellaneous non-operating income	182	9	1,034	1,025
Miscellaneous non-operating deductions	(1,548)	(993)	(4,144)	(4,240)

	1,710	296	6,024	(16,111)

Interest charges (credits):
Interest on long-term debt and financing obligations	8,946	8,678	35,920	37,457
Other interest	155	(83)	1,330	494
Capitalized interest	(651)	(702)	(3,530)	(4,217)
Allowance for borrowed funds used during construction	(548)	(82)	(910)	(579)

	7,902	7,811	32,810	33,155

Income before income taxes, extraordinary item and cumulative effect of accounting change	23,717	14,832	96,338	62,303
Income tax expense	8,598	5,528	29,136	21,141

Income before extraordinary item and cumulative effect of accounting change	15,119	9,304	67,202	41,162
Extraordinary gain on re-application of SFAS No. 71, net of tax	—	—	6,063	—
Cumulative effect of accounting change, net of tax	—	—	—	(1,093)

Net income	$15,119	$9,304	$73,265	$40,069

Basic earnings (losses) per share:
Income before extraordinary item and cumulative effect of accounting change	$0.33	$0.19	$1.42	$0.86
Extraordinary gain on re-application of SFAS No. 71, net of tax	—	—	0.13	—
Cumulative effect of accounting change, net of tax	—	—	—	(0.02)

Net income	$0.33	$0.19	$1.55	$0.84

Diluted earnings (losses) per share:
Income before extraordinary item and cumulative effect of accounting change	$0.33	$0.19	$1.41	$0.85
Extraordinary gain on re-application of SFAS No. 71, net of tax	—	—	0.13	—
Cumulative effect of accounting change, net of tax	—	—	—	(0.02)

Net income	$0.33	$0.19	$1.54	$0.83

Weighted average number of shares outstanding	45,936,574	48,131,542	47,122,663	47,890,975

Weighted average number of shares and dilutive potential shares outstanding	46,373,705	48,656,492	47,608,963	48,406,933

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(Unaudited)

(In thousands)

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2007	2006	2007	2006
Net income	$15,119	$9,304	$73,265	$40,069
Other comprehensive income (loss):
Unrecognized pension and postretirement benefit costs:
Reclassification adjustments included in net income for amortization of:
Prior service cost	(688)	—	(688)	—
Net loss	760	—	760	—
Minimum pension liability adjustment	—	—	16,923	(6,128)
Net unrealized gains (losses) on marketable securities:
Net holding gains (losses) arising during period	(1,013)	1,579	5,881	1,754
Reclassification adjustments for net (gains) losses included in net income	(132)	196	664	(459)
Net losses on cash flow hedges:
Losses arising during period	—	—	—	(19,536)
Reclassification adjustment for interest expense included in net income	68	66	265	209

Total other comprehensive income (loss) before income taxes	(1,005)	1,841	23,805	(24,160)

Income tax benefit (expense) related to items of other comprehensive income (loss):
Unrecognized pension and postretirement benefit costs	(10)	—	(10)	—
Minimum pension liability adjustment	—	—	(6,348)	2,299
Net unrealized gains (losses) on marketable securities	229	(355)	(1,309)	(259)
Gains (losses) on cash flow hedges	(26)	(24)	(100)	7,281

Total income tax benefit (expense)	193	(379)	(7,767)	9,321

Other comprehensive income (loss), net of tax	(812)	1,462	16,038	(14,839)

Comprehensive income	$14,307	$10,766	$89,303	$25,230

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$15,119	$9,304
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of electric plant in service	17,051	17,218
Amortization of nuclear fuel	5,379	4,117
Allowance for equity funds used during construction	(1,059)	(165)
Deferred income taxes, net	(11,514)	5,428
Other amortization and accretion	3,338	2,700
Loss on sale of asset	42	—
Other operating activities	(909)	(435)
Change in:
Accounts receivable	9,902	4,331
Inventories	(652)	(412)
Net undercollection of fuel revenues	16,332	12,964
Prepayments and other	(2,911)	285
Accounts payable	(11,335)	(14,044)
Taxes accrued	20,111	722
Interest accrued	5,665	5,653
Other current liabilities	(454)	225
Deferred charges and credits	(2,366)	137

Net cash provided by operating activities	61,739	48,028

Cash flows from investing activities:
Cash additions to utility property, plant and equipment	(25,273)	(23,240)
Cash additions to nuclear fuel	(9,373)	(2,129)
Proceeds from sale of assets	88	—
Capitalized interest:
Utility property, plant and equipment	(1,607)	(789)
Nuclear fuel	(651)	(160)
Allowance for equity funds used during construction	1,059	165
Decommissioning trust funds:
Purchases, including funding of $1.7 and $1.7 million, respectively	(32,120)	(6,169)
Sales and maturities	29,412	3,929
Other investing activities	250	561

Net cash used for investing activities	(38,215)	(27,832)

Cash flows from financing activities:
Proceeds from exercise of stock options	3,408	556
Repurchases of common stock	(14,033)	—
Financing obligations:
Proceeds	10,064	2,695
Payments	(4,350)	(3,606)
Other financing activities	255	(219)

Net cash used for financing activities	(4,656)	(574)

Net increase in cash and temporary investments	18,868	19,622
Cash and temporary investments at beginning of period	40,101	7,956

Cash and temporary investments at end of period	$58,969	$27,578

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A.	Principles of Preparation

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Annual Report of El Paso Electric Company on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”). Capitalized terms used in this report and not defined herein have the meaning ascribed for such terms in the 2006 Form 10-K. In the opinion of management of the Company, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at March 31, 2007 and December 31, 2006; the results of its operations and comprehensive operations for the three and twelve months ended March 31, 2007 and 2006; and its cash flows for the three months ended March 31, 2007 and 2006. The results of operations and comprehensive operations and the cash flows for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full calendar year.

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

Stock-Based Compensation. The Company has three stock-based long-term incentive plans. Effective January 1, 2006, the Company adopted SFAS No. 123 (revised) “Accounting for Stock-Based Compensation,” which requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with some limited exceptions). Such cost will be recognized over the period during which an employee is required to provide service in exchange for the award (the “requisite service period”) which typically will be the vesting period. Compensation cost is not recognized for anticipated forfeitures prior to vesting of equity instruments. SFAS No. 123 (revised) applies to all awards granted after January 1, 2006 and to awards modified, repurchased or cancelled after that date. Additionally, compensation cost for outstanding awards for which the requisite service has not been rendered as of January 1, 2006 shall be expensed as the requisite service is rendered on or after such date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for pro forma disclosure under SFAS No. 123. SFAS No. 123 (revised) replaces SFAS No. 123, “Accounting for Stock – Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. See Note D.

Unbilled Revenues. Accounts receivable include accrued unbilled revenues of $16.6 million and $18.0 million at March 31, 2007 and December 31, 2006, respectively.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates without having to apply complex hedge accounting provisions. Unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings at each subsequent reporting date. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not determined whether to elect to measure financial instruments at fair value and, therefore, cannot estimate the impact of adopting SFAS No. 159 on the consolidated statement of operations.

Supplemental Cash Flow Disclosures (in thousands)

	Three Months Ended March 31,
	2007	2006
Cash paid for:
Interest on long-term debt and financing obligations	$2,929	$2,639
Income taxes	1,581	—
Non-cash financing activities:
Grants of restricted shares of common stock	1,217	446

B.	Regulation

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

Texas Regulatory Matters

Texas Freeze Period. The Company has entered into agreements (“Texas Rate Agreements”) with the City of El Paso, Texas Commission Staff and other parties in Texas that provide for most retail base rates to remain at their current level through June 30, 2010. During the rate freeze period, if the Company’s return on equity falls below the bottom of a defined range, the Company has the right to initiate a rate case and seek an adjustment to base rates. If the Company’s return on equity exceeds the top of the range, the Company will refund an amount equal to 50% of the pre-tax return in excess of the

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ceiling. The range is based upon a risk premium above average bond yields, and at current rates, would be a range of approximately 8.3% to 12.3%.

Fuel and Purchased Power Costs. Although the Company’s base rates are frozen under the Texas Rate Agreements, pursuant to Texas Commission rules and the Texas Rate Agreements, the Company’s fuel costs including purchased power energy costs are passed through to its customers. In January and July of each year, the Company can request adjustments to its fixed fuel factor to more accurately reflect projected energy costs associated with providing electricity, seek recovery of past undercollections of fuel revenues, and refund past overcollections of fuel revenues. All such fuel revenue and expense activities are subject to periodic final review by the Texas Commission in fuel reconciliation proceedings. Pursuant to Texas Commission rules, the Company must file, by August 31, 2007, a fuel reconciliation for the three-year period ending February 28, 2007.

On January 5, 2006, the Company filed a petition (“PUC Docket No. 32240”) with the Texas Commission to increase its fixed fuel factors and to surcharge under-recovered fuel costs as a result of increased fuel costs. The Company requested an increase in its Texas jurisdiction fixed fuel factors of $30.8 million or 16% annually to reflect an average cost of natural gas of $9.35 per MMBtu. The Company also requested a fuel surcharge to recover over a twelve-month period approximately $34 million of fuel undercollections, including interest, for under-recoveries for the period September 2005 through November 2005. The requested fuel factor and fuel surcharge were placed into effect on an interim basis subject to refund effective with February 2006 bills to customers. This proceeding was abated pending the Texas Commission’s decision in PUC Docket No. 32289, the margin sharing proceeding which was approved December 8, 2006. The Company filed a unanimous settlement with the Texas Commission to resolve all issues in this docket on January 24, 2007. The settlement requested approval of the fuel surcharge and fuel factor for the period February 2006 through January 2007, the end of the surcharge period. In addition, the Company agreed to reduce its fixed fuel factors by 10% reducing annual fuel recoveries by approximately $20.0 million per year. The revised fixed fuel factors reflect natural gas prices of approximately $7.80 per MMBtu. The new fuel factors were approved on an interim basis and placed into effect with customer bills in February 2007. A final order approving the settlement in PUC Docket No. 32240 was issued by the Texas Commission on March 15, 2007.

New Mexico Regulatory Matters

2007 New Mexico Stipulation. A stipulation (“2007 New Mexico Stipulation”) was filed on February 6, 2007 resolving all issues in the 2006 rate filing Case No. 06-00258-UT, subject to NMPRC approval. The 2007 New Mexico Stipulation provides for a $5.8 million non-fuel base rate increase and a $0.3 million fuel and purchased power decrease relative to test year rates. The 2007 New Mexico Stipulation reflects average natural gas costs of $7.20 per MMBtu for the June 2007 through May 2008 forecast period. Most of the Company’s fuel and purchased power costs during the period of the 2007 New Mexico Stipulation are expected to be recovered through base rates. Any difference between actual fuel and purchased power costs and the amount included in base rates will be recovered or refunded through the Fuel and Purchased Power Cost Adjustment Clause (“FPPCAC”). Rates will continue in

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

effect until changed by the NMPRC after the Company’s next rate case. The 2007 New Mexico Stipulation requires the Company to file its next general rate case no later than May 30, 2009 using a base period of the twelve months ending December 31, 2008. Under NMPRC statutes, new rates would become effective no later than July 2010.

The 2007 New Mexico Stipulation provides for energy from the deregulated Palo Verde Unit 3 to be recovered through fuel and purchased power costs based upon the contract cost of capacity and fuel for power purchased under the existing SPS purchased power contract. The 2007 New Mexico Stipulation eliminates the fixed fuel and purchased power cost of $0.021 per kWh for 10% of New Mexico kWh sales and requires 25% of jurisdictional off-system sales margins to be credited to customers through the FPPCAC. Consistent with the Texas settlement in PUC Docket No. 32289, beginning in July 2010 through June 2015, the Company will credit 90% of the New Mexico jurisdictional portion of off-system sales margins to New Mexico customers through the FPPCAC. No later than two years after implementation, the 2007 New Mexico Stipulation requires the Company to file to continue its FPPCAC according to NMPRC rules, at which time any party may propose to change the price of capacity and related energy from Palo Verde Unit 3 if the SPS purchased power contract is modified or terminated. The 2007 New Mexico Stipulation results in final reconciliation of fuel and purchased power costs for the period May 31, 2004 through December 31, 2005. The Company will continue to file annual reconciliation statements for fuel and purchased power costs in accordance with NMPRC rules.

A hearing on the unopposed 2007 New Mexico Stipulation was held on March 22, 2007. A final order of the NMPRC is expected no later than July 19, 2007. Management cannot predict whether the NMPRC will approve the 2007 New Mexico Stipulation in whole or in part.

Renewables. The New Mexico Renewable Energy Act of 2004 as amended by the 2007 New Mexico legislature requires that, by January 1, 2006, renewable energy comprise no less than 5% of the Company’s total retail sales to New Mexico customers. The requirement increases by 1% annually until January 1, 2011, when the renewable portfolio standard shall reach a level of 10% of the Company’s total retail sales to New Mexico customers. After 2011, the renewable portfolio standard increases to 15% by 2015 and 20% by 2020 of the Company’s total retail sales to New Mexico customers. The Company has met all requirements to date. On September 1, 2006, the Company filed its annual Procurement Plan detailing its proposed actions to comply with the Renewable Energy Act through 2011.

The NMPRC approved the Company’s 2006 Annual Procurement Plan in December 2006, which includes (i) a contract to purchase renewable energy certificates (“RECs”) for full requirements in 2006 and 2007 and approximately 50% of the Company’s requirements in 2008 through 2011 and (ii) the deferral for future recovery of up to $0.2 million in costs related to the issuance of a diversity RFP for renewable resources and for investigation of small projects to meet the remaining requirements in the 2008 to 2011 timeframe and thereafter. In addition, the Commission authorized the Company to enter into two 20-year purchased power agreements to purchase energy from an 8 megawatt low-emissions biomass generating facility and from a 6 kilowatt solar energy generating facility. Both

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

generating facilities will be located within the Company’s New Mexico service area. Costs incurred by the Company to purchase RECs to meet the requirements of the New Mexico Renewable Energy Act are to be recovered through the FPPCAC as purchased power costs from New Mexico customers pursuant to the Renewable Energy Act and the NMPRC Final Order in NMPRC Case No. 05-00231-UT. The NMPRC’s decision in that case has been appealed to the New Mexico Supreme Court by the New Mexico Industrial Energy Consumers, and oral argument was heard on April 10, 2007. The Company is unable to predict how the New Mexico Supreme Court will rule in this proceeding.

C.	Palo Verde

Spent fuel storage. The Company expects to incur significant costs for on-site spent fuel storage during the life of Palo Verde that the Company believes are the responsibility of the DOE. In December 2003, Arizona Public Service Company (“APS”), in conjunction with other nuclear plant operators, filed suit against the DOE on behalf of the Palo Verde Participants to recover monetary damages associated with the delay in the DOE’s acceptance of spent fuel. On February 28, 2007, APS served on the U.S. Department of Justice their Initial Disclosure of Claimed Damages of $93.4 million (the Company’s portion being $14.8 million). This amount includes expenses associated with design, construction, loading, and operation of the Palo Verde Independent Spent Fuel Storage Installation through December 2006. This amount represents costs incurred to ensure sufficient storage capacity for Palo Verde spent fuel that would not have been incurred had the DOE complied with its Standard Contract obligation to begin accepting spent fuel from the commercial nuclear power industry beginning in 1998. The Company is unable to predict the outcome of this matter at this time.

For a full discussion of spent fuel storage, see Note C of Notes to Consolidated Financial Statements in the 2006 Form 10-K.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

D.	Common Stock

Overview

The Company’s common stock has a stated value of $1 per share, with no cumulative voting rights or preemptive rights. Holders of the common stock have the right to elect the Company’s directors and to vote on other matters.

Long-Term Incentive Plans

The Company’s shareholders have approved the adoption of three stock-based long-term incentive plans. The first plan was approved in 1996 (the “1996 Plan”) and authorized the issuance of up to 3.5 million shares of common stock for the benefit of officers, key employees and directors. The second plan was approved in 1999 (the “1999 Plan”) and authorized the issuance of up to two million shares of common stock for the benefit of directors, officers, managers, other employees and consultants. As of March 31, 2007, there were 49,484 shares available for future awards under these plans. On May 2, 2007, the Company’s shareholders approved the third plan (the “2007 Plan”) and authorized the issuance of up to one million additional shares of common stock for the benefit of directors and employees. Under the plans, common stock may be issued through the award or grant of non-statutory stock options, incentive stock options, stock appreciation rights, restricted stock, bonus stock, performance stock, cash-based awards and other stock-based awards. The Company may issue new shares, purchase shares on the open market, or issue shares from shares the Company has repurchased to meet the share requirements of these plans.

As discussed in Note A, the Company adopted SFAS No. 123 (revised) effective January 1, 2006. The Company adopted the “modified prospective application method” as provided for in SFAS No. 123 (revised) which provides for compensation expense related to unvested stock awards to be recognized prospectively. Under the modified prospective application method, the cumulative change in compensation expense vested in prior periods was recognized in the period the new accounting standard was adopted.

Stock Options. Stock options have been granted at exercise prices equal to or greater than the market value of the underlying shares at the date of grant. The fair value for these options was estimated at the grant date using the Black-Scholes option pricing model. The options expire ten years from the date of grant unless terminated earlier by the Board of Directors. No stock options were granted during 2005, 2006 or the first quarter of 2007.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the transactions in the Company’s stock options for the first quarter of 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(In thousands)
Options outstanding at December 31, 2006	957,888	$12.45
Options exercised	(274,000)	12.44

Options outstanding at March 31, 2007	683,888	12.45	3.99	$9,503

Exercisable at March 31, 2007	663,888	12.44	3.91	9,231

The Company received approximately $3.4 million in cash for the 274,000 stock options exercised in the first quarter of 2007. During the first quarter of 2007, the Company realized $0.7 million in current tax benefits, at the alternative minimum tax rate, from the exercise of stock options. The intrinsic value of stock options exercised during the three months ended March 31, 2007 and 2006 was $3.2 million and $1.5 million, respectively. The intrinsic value of stock options exercised during the twelve months ended March 31, 2007 and 2006 was $7.3 million and $5.6 million, respectively. The fair value at grant date of options vested during the three months ended March 31, 2007 and 2006 was $0.8 million and $1.2 million, respectively. The fair value at grant date of options vested during the twelve months ended March 31, 2007 and 2006 was $0.8 million and $1.2 million, respectively. No options were forfeited or expired during the first quarter of 2007.

	Shares	Weighted Average Grant Date Fair Value
Nonvested options at December 31, 2006	140,000	$6.14
Options vested	(120,000)	6.37

Nonvested options at March 31, 2007	20,000	4.82

The Company recorded compensation cost of less than $0.1 million and $0.2 million in the three months ended March 31, 2007 and 2006, respectively, related to the outstanding unvested stock option awards and the tax benefit and capitalized costs related to these compensation costs were less than $0.1 million for the three months ended March 31, 2007 and 2006. The Company recorded compensation cost of $0.6 million and $0.2 million in the twelve months ended March 31, 2007 and 2006, respectively, related to the outstanding unvested stock option awards and the tax benefit and capitalized costs related to these compensation costs were $0.2 million and $0.1 million, respectively. The unvested stock option awards have remaining less than $0.1 million unrecognized compensation cost. That cost is expected to be recognized in the remainder of 2007. The weighted average aggregate fair value at grant date of these unvested stock options is $0.1 million.

Restricted Stock. The Company has awarded restricted stock under its long-term incentive plans. Restrictions from resale generally lapse and awards vest over periods of one to five years. The market value of vested restricted stock awards is expensed at the time of grant. The market value of the

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

unvested restricted stock at the date of grant is included in Capital in Excess of Stated Value in Common Stock Equity and is amortized to expense over the restriction period. Approximately $0.4 million was charged to expense related to restricted stock awards for the three months ended March 31, 2007 and 2006. The deferred tax benefit related to these expenses was $0.2 million for the three months ended March 31, 2007 and 2006. Approximately $1.6 million and $1.5 million was charged to expense related to restricted stock awards for the twelve months ended March 31, 2007 and 2006, respectively. The deferred tax benefit related to these expenses was $0.6 million for the twelve months ended March 31, 2007 and 2006. The Company realized less than $0.1 million of current tax benefits, at the alternative minimum tax rate, from the issuance of restricted stock for the three months ended March 31, 2007 and 2006. The Company realized less than $0.1 million of current tax benefits, at the alternative minimum tax rate, from the issuance of restricted stock for the twelve months ended March 31, 2007 and 2006. Any capitalized costs related to these expenses would be less than $0.1 million for all periods.

The aggregate intrinsic value for restricted stock vested during the three months ended March 31, 2007 and 2006 was $0.3 million. The aggregate intrinsic value for restricted stock vested during the twelve months ended March 31, 2007 and 2006 was $1.9 million and $1.4 million, respectively. The fair value at grant date for restricted stock vested during the three months ended March 31, 2007 and 2006 was $0.2 million. The fair value at grant date for restricted stock vested during the twelve months ended March 31, 2007 and 2006 was $1.6 million and $1.0 million, respectively. The outstanding restricted stock has remaining $0.9 million of unrecognized expense at March 31, 2007 that is expected to be recognized over the weighted average remaining contractual term of the outstanding restricted stock of approximately one year. The aggregate intrinsic value of the 122,771 outstanding restricted shares at March 31, 2007 was $3.2 million.

The following table summarizes the unvested restricted stock transactions for 2007:

	Total Shares	Weighted Average Grant Date Fair Value
Restricted shares outstanding at December 31, 2006	110,854	$19.32
Restricted stock awards	23,758	23.50
Lapsed restrictions and vesting	(11,841)	14.78

Restricted shares outstanding at March 31, 2007	122,771	20.57

The weighted average fair values at grant date for restricted stock awarded during the three months ended March 31, 2007 and 2006 are $23.50 and $20.79, respectively. The weighted average fair values at grant date for restricted stock awarded during the twelve months ended March 31, 2007 and 2006 are $20.69 and $20.25, respectively.

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

Performance Shares. The Company has granted performance share awards to certain officers under the Company’s existing long-term incentive plans, which provide for issuance of Company stock based on the achievement of certain performance criteria over a three-year period. The payout varies between 0% to 200% of performance shares. On January 1, 2007, 58,650 performance shares were issued at the 150% performance level with a total cost of $0.7 million which had been expensed ratably between 2004 and 2006. The Company realized $0.2 million of current tax benefits at the alternative minimum tax rate from the issuance of performance shares in the three months ended March 31, 2007. The requisite service period for these shares ended December 31, 2006, and the shares had an aggregate intrinsic value of $1.4 million. On January 1, 2008, 2009 and 2010, subject to meeting certain performance criteria, additional performance shares will be issued. In accordance with SFAS No. 123 (revised), the Company will recognize the related compensation expense by ratably amortizing the grant date fair market value of awards over the requisite service period and the compensation expense will only be adjusted for forfeitures. The actual number of shares issued can range from zero to 415,722 shares.

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

The following table summarizes the outstanding performance share awards at the 100% performance level:

	Number Outstanding	Weighted Average Grant Date Fair Value
Performance shares outstanding at December 31, 2006	174,100	$19.92
Performance share awards	75,000	20.86
Performance shares lapsed and issued	(41,239)	18.46

Performance shares outstanding at March 31, 2007	207,861	20.55

The outstanding performance awards have remaining $2.2 million of unrecognized expense at March 31, 2007 that is expected to be recognized over the weighted average remaining contractual term of the awards of approximately 1.8 years. The aggregate intrinsic value of the 207,861 shares of outstanding awards (based on 100% level) at March 31, 2007 was $5.5 million. The weighted average grant date fair value of performance shares awarded during the three and twelve months ended

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2007 and 2006 was $20.86 and $18.37, respectively. The fair value of performance shares which vested in the three and twelve months ended March 31, 2007 and 2006 was $0.7 million and $0.8 million with intrinsic values of $0.7 million and $0.8 million, respectively.

During the first quarter of 2006, the Company recorded a cumulative adjustment to operating expense related to 2004 and 2005 performance stock awards to reflect the implementation of SFAS No. 123 (revised) which reduced expense by $0.7 million pretax, $0.4 million after-tax. For the three months ended March 31, 2006, the Company recorded $0.4 million of compensation benefit for the performance share awards which included the cumulative adjustment. For the three months ended March 31, 2007, the Company recorded $0.3 million of compensation expense for the performance share awards. Deferred tax expense related to compensation expense for the three months ended March 31, 2007 was $0.1 million. Deferred tax benefit related to compensation expense for the three months ended March 31, 2006 was $0.1 million.

Prior to implementing SFAS No. 123 (revised) the Company recognized compensation expense for performance share awards by ratably amortizing their fair market value at the end of the reporting period based on the Company’s performance at that time over the performance cycles. The Company recorded compensation expense related to performance share awards of $1.1 million and $0.8 million for the twelve months ended March 31, 2007 and 2006, respectively. The deferred taxes related to these expenses was $0.4 million and $0.3 million for the twelve months ended March 31, 2007 and 2006, respectively.

Proforma Results. If compensation expense for the plans had been amortized on a straight-line basis over the vesting period, consistent with the provisions of SFAS No. 123 (revised), “Accounting for Stock-Based Compensation,” the Company’s net earnings and earnings per share for the twelve months ended March 31, 2006 would have been reduced to the pro forma amounts presented below (in thousands, except for per share data):

Twelve Months Ended March 31, 2006
Net income, as reported	$40,069
Deduct: Compensation expense, net of tax	611

Pro forma net income	$39,458

Basic earnings per share:
As reported	$0.84
Pro forma	0.82

Diluted earnings per share:
As reported	0.83
Pro forma	0.82

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Common Stock Repurchase Program

In September 2006, the Board of Directors (the “Board”) authorized the repurchase of up to 2.3 million shares of the Company’s outstanding common stock (the “2006 Plan”). The shares authorized under the 2006 Plan are in addition to the shares which were available under a buy back program previously approved by the Board in February 2004 (the “2004 Plan”). During 2006, the Company repurchased 2,660,820 shares of common stock at an aggregate cost of $62.4 million. During the first quarter of 2007, the Company repurchased 587,600 shares of common stock at an aggregate cost of $14.0 million. As of March 31, 2007, no shares remain available under the 2004 Plan, and approximately 0.8 million shares remain authorized to be repurchased under the 2006 Plan. The Company may in the future make purchases of its stock pursuant to its stock repurchase plan at open market prices and may engage in private transactions, where appropriate. The repurchased shares will be available for issuance under the long-term incentive plans and other benefit plans or may be retired.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Reconciliation of Basic and Diluted Earnings Per Share

The reconciliation of basic and diluted earnings per share before extraordinary item and cumulative effect of accounting change is presented below:

	Three Months Ended March 31,
	2007			2006
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands)			(In thousands)
Basic earnings per share:
Income before extraordinary item and cumulative effect of accounting change	$15,119	45,936,574	$0.33	$9,304	48,131,542	$0.19

Effect of dilutive securities:
Unvested restricted stock	—	73,499		—	45,783
Unvested performance awards	—	73,237		—	87,351
Stock options	—	290,395		—	391,816

Diluted earnings per share:
Income before extraordinary item and cumulative effect of accounting change	$15,119	46,373,705	$0.33	$9,304	48,656,492	$0.19

	Twelve Months Ended March 31,
	2007			2006
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands)			(In thousands)
Basic earnings per share:
Income before extraordinary item and cumulative effect of accounting change	$67,202	47,122,663	$1.42	$41,162	47,890,975	$0.86

Effect of dilutive securities:
Unvested restricted stock	—	64,388		—	48,195
Unvested performance awards	—	83,618		—	87,436
Stock options	—	338,294		—	380,327

Diluted earnings per share:
Income before extraordinary item and cumulative effect of accounting change	$67,202	47,608,963	$1.41	$41,162	48,406,933	$0.85

No options were excluded from the computation of diluted earnings per share in 2007 and 2006.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

E.	Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and in the states of Texas, New Mexico and Arizona. The Company is no longer subject to tax examination by the taxing authorities in the federal or state jurisdictions for years prior to 1999. The Company’s federal tax returns for the years 1999 through 2002 have been examined by the IRS. On May 9, 2005, the Company received the IRS notice of proposed deficiency. The primary audit adjustments proposed by the IRS related to (i) whether the Company was entitled to currently deduct payments related to the repair of the Palo Verde Unit 2 steam generators or whether these payments should be capitalized and depreciated and (ii) whether the Company was entitled to currently deduct payments related to the dry cask storage facilities for spent nuclear fuel or whether these payments should be capitalized and depreciated. The proposed IRS adjustments would affect the timing of these deductions not their ultimate deductibility for federal tax purposes. The Company has protested the audit adjustments through administrative appeals and believes that its treatment of the payments is supported by substantial legal authority. The Company is currently under audit for the federal jurisdiction for the tax years 2003 through 2004. The IRS has indicated that the audit would be completed by June 30, 2008.

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the implementation of FIN 48, the Company recognized a $1.9 million decrease in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007, balance of retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Three Months Ended March 31, 2007
(In millions)
Balance at beginning of period	$23.0
Reductions for tax positions of prior years	(0.5)

Balance at end of period	$22.5

The Company has determined that the ultimate deductibility of the tax positions as of March 31, 2007 are “highly certain”, as such term is defined in FIN 48, but the timing of such deductibility is uncertain. Because of the impact of deferred tax accounting, the disallowance of the shorter deductibility period does not change the amount of tax expense other than associated interest and penalties. However, the timing of cash payments to the federal taxing authority would be affected.

The Company recognizes in tax expense interest and penalties related to tax benefits that have not been recognized. During the three month periods ended March 31, 2007 and March 31, 2006, the Company recognized approximately $0.1 million and $0.1 million, respectively, in interest. During the twelve month periods ended March 31, 2007 and March 31, 2006, the Company recognized approximately $0.1 million and $0.1 million, respectively, in interest. The Company had approximately

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

$1.8 million and $1.6 million for the payment of interest and penalties accrued at March 31, 2007 and March 31, 2006, respectively.

F.	Commitments, Contingencies and Uncertainties

For a full discussion of commitments and contingencies, see Note I of Notes to Consolidated Financial Statements in the 2006 Form l0-K. In addition, see Note B above and Notes B and C of Notes to Consolidated Financial Statements in the 2006 Form 10-K regarding matters related to regulation and Palo Verde, including decommissioning, spent fuel storage, disposal of low-level radioactive waste, steam generators, reactor vessel heads and liability and insurance matters.

Power Purchase and Sale Contracts

The Company entered into a contract to sell up to 100 MW of firm energy and 50 MW of contingent energy to Imperial Irrigation District (“IID”) which began May 1, 2007 and continues through April 30, 2009. The contract also provides for the Company to provide up to 100 MW of firm energy and 40 MW of contingent energy beginning May 1, 2009 through April 30, 2010. To ensure that power is available to meet the IID contract demand, the Company entered into a contract to purchase up to 100 MW of firm energy from CreditSuisse Energy, LLC, effective May 1, 2007. This contract provides for up to 100 MW of firm energy to be delivered at Palo Verde through April 30, 2010 and 50 MW of energy delivered at Four Corners in the months of July through September in 2007 and May through September for the years 2008 through 2010. These agreements are subject to approval by FERC.

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

These laws and regulations are subject to change and, as a result of those changes, the Company may face additional capital and operating costs to comply. For example, recent developments have created an increasing possibility of future regulation relating to climate change and greenhouse gas emissions. In Congress, there have been and will continue to be many hearings relating to climate change issues and many bills introduced to impose regulation. The State of New Mexico, where we operate one facility and have an interest in another facility, also is pursuing an initiative to reduce greenhouse gas emissions. If the United States or individual states in which we operate were to regulate greenhouse gas emissions, the Company’s fossil fuel generation assets are likely to face additional costs for monitoring, reporting, and controlling these emissions. A significant portion of the Company’s generation assets are nuclear and gas-fired which are often viewed as having lower emissions of greenhouse gases than some other types of power generation facilities. As a result, the Company does not believe such regulations would impose greater burdens on the Company than on most other electric

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

utilities. But environmental regulations can change rapidly and those changes are often difficult to predict. While the Company strives to prepare for and implement actions necessary to comply with changing environmental regulations, substantial expenditures may be required for the Company to comply with such regulations in the future.

The Company analyzes the costs of its obligations arising from environmental matters on an ongoing basis and believes it has made adequate provision in its financial statements to meet such obligations. As a result of this analysis, the Company has a provision for environmental remediation obligations of approximately $1.9 million as of March 31, 2007, which amounts are related to compliance with federal and state environmental standards. However, unforeseen expenses associated with environmental compliance or remediation may occur and could have a material adverse effect on the future operations and financial condition of the Company.

The Company incurred the following expenditures during the three and twelve months ended March 31, 2007 and 2006 to comply with federal environmental statutes (in thousands):

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2007	2006	2007	2006
Clean Air Act	$258	$97	$1,364	$983
Clean Water Act (1)	392	174	2,222	1,783

(1)	Includes $1.1 million in remediation costs for the twelve months ended March 31, 2006.

Along with many other companies, the Company received from the Texas Commission on Environmental Quality (“TCEQ”) a request for information in 2003 in connection with environmental conditions at a facility in San Angelo, Texas that was operated by the San Angelo Electric Service Company (“SESCO”). In November 2005, TCEQ proposed the SESCO site for listing on the registry of Texas state superfund sites and mailed notice to more than five hundred entities, including the Company, indicating that TCEQ considers each of them to be “potentially responsible parties” at the SESCO site. The Company received from the SESCO working group of potentially responsible parties a settlement offer in May 2006 for remediation and other expenses expected to be incurred in connection with the SESCO site. The Company’s position is that any liability it may have related to the SESCO site was discharged in the Company’s bankruptcy. At this time, the Company has not agreed to a settlement or to otherwise participate in the cleanup of the SESCO site and is unable to predict the outcome of this matter. While the Company has no reason at present to believe that it will incur material liabilities in connection with the SESCO site, it has accrued $0.3 million for potential costs related to this matter.

On September 26, 2006, the Secretary of the New Mexico Environment Department issued a Compliance Order concerning the Company’s Rio Grande Generating Station, located in Dona Ana County, New Mexico. The Compliance Order alleges that, on approximately 650 occasions between May 2000 and September 2005, the Rio Grande Generating Station emitted sulfur dioxide, nitrogen oxides or carbon monoxide in excess of its permitted emission rates and failed to properly report these allegedly excess emissions. The Compliance Order asserts a statutory authority to seek a civil penalty

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

of up to $15,000 per violation for each of the violations alleged. The Company disputes the allegations made and has requested a hearing before the New Mexico Environment Department on the matter. While the Company cannot predict the outcome of this matter, it believes these emissions did not violate applicable legal standards and that penalties, if any, should not involve a material liability.

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

See Note E for a discussion of tax contingencies and uncertainties.

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

On June 7, 2004, the City of Tacoma filed suit against the Company and other defendants in the United States District Court for the Western District of Washington (City of Tacoma v. American Electric Power Service Corp., et al., C04-5325RBL). This complaint sought civil damages (including treble damages) from the Company and the other defendants for violations of certain antitrust provisions under the Sherman Act. This matter was filed in the United States District Court for the Western District of Washington and on February 11, 2005, the Court granted the Company’s motion to dismiss the case. The City of Tacoma filed a notice of appeal with the U.S. Court of Appeals for the Ninth Circuit. On March 20, 2007, the Ninth Circuit entered an order dismissing the appeal pursuant to a stipulation of the parties. The dismissal is final and no further appeal may be filed.

On May 5, 2004, Wah Chang, a specialty metals manufacturer which operates a plant in Oregon, filed suit against the Company and other defendants in the United States District Court for the District of Oregon. (Wah Chang v. Avista Corporation, et al., No. 04-619AS). The complaint also makes substantially the same allegations as were made in City of Tacoma and seeks the same types of damages. This matter was transferred to the same court that heard and dismissed the City of Tacoma lawsuit and on February 11, 2005, the Court granted the Company’s motion to dismiss the case. Wah Chang filed notice of appeal with the U.S. Court of Appeals for the Ninth Circuit. The parties have filed briefs in this case and oral arguments were held on April 10, 2007. While the Company believes that this matter is without merit and intends to defend itself vigorously, the Company is unable to predict the outcome or range of possible loss.

See Note B for discussion of the effects of regulation on the Company.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

H.	Employee Benefits

Retirement Plans

The net periodic benefit cost recognized for the three and twelve months ended March 31, 2007 and 2006 is made up of the components listed below as determined using the projected unit credit actuarial cost method (in thousands):

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2007	2006	2007	2006
Components of net periodic benefit cost:
Service cost	$1,375	$1,426	$5,556	$5,357
Interest cost	2,948	2,758	11,318	10,754
Expected return on plan assets	(3,137)	(2,789)	(11,377)	(10,000)
Amortization of:
Net loss	760	1,151	4,110	4,331
Prior service cost	29	29	116	115

Net periodic benefit cost	$1,975	$2,575	$9,723	$10,557

During the three months ended March 31, 2007, the Company contributed $4.4 million of its projected $13.6 million 2007 annual contribution to its retirement plans.

Other Postretirement Benefits

The net periodic benefit cost recognized for the three and twelve months ended March 31, 2007 and 2006 is made up of the components listed below (in thousands):

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2007	2006	2007	2006
Components of net periodic benefit cost:
Service cost	$1,207	$1,030	$4,761	$4,681
Interest cost	1,658	1,532	5,888	6,501
Expected return on plan assets	(423)	(368)	(1,533)	(1,411)
Amortization of:
Prior service cost	(717)	(694)	(2,892)	(986)

Net periodic benefit cost	$1,725	$1,500	$6,224	$8,785

During the three months ended March 31, 2007, the Company contributed $1.1 million of its projected $3.4 million 2007 annual contribution to its postretirement plan.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

El Paso Electric Company:

We have reviewed the condensed consolidated balance sheet of El Paso Electric Company and subsidiary as of March 31, 2007, the related condensed consolidated statements of operations and comprehensive operations for the three-month and twelve-month periods ended March 31, 2007 and 2006, and the related condensed consolidated statements of cash flows for the three-month periods ended March 31, 2007 and 2006. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of El Paso Electric Company and subsidiary as of December 31, 2006, and the related consolidated statements of operations, comprehensive operations, changes in common stock equity, and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived. Our report on the consolidated financial statements refers to a change in the Company’s method of accounting for asset retirement obligations, effective December 31, 2005; and changes in the Company’s methods of accounting for share-based payments, effective January 1, 2006 and for defined benefit pension and other postretirement plans, effective December 31, 2006.

KPMG LLP

Houston, Texas

May 9, 2007

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this Item 2 updates, and should be read in conjunction with, the information set forth in Part II, Item 7 of our 2006 Form 10-K.

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

These forward-looking statements involve known and unknown risks that may cause our actual results in future periods to differ materially from those expressed in any forward-looking statement. Factors that would cause or contribute to such differences include, but are not limited to, such things as:

•	our rates in Texas following the end of the Texas Freeze Period ending June 30, 2010,

•	approval by the NMPRC of the 2007 New Mexico Stipulation,

•	our rates in New Mexico following the 2007 New Mexico Stipulation,

•	loss of margins on off-system sales due to changes in wholesale power prices or availability of competitive generation resources,

•	increased costs at Palo Verde,

•	reductions in output at generation plants including Palo Verde,

•	unscheduled outages including outages at Palo Verde,

•	potential for strike or lockout due to union employees working without a contract,

•	electric utility deregulation or re-regulation,

•	regulated and competitive markets,

•	ongoing municipal, state and federal activities,

•	economic and capital market conditions,

•	changes in accounting requirements and other accounting matters,

•	changing weather trends,

•	rates, cost recoveries and other regulatory matters including the ability to recover fuel costs on a timely basis,

•	changes in environmental regulations,

•	the impact of changes and downturns in the energy industry and the market for trading wholesale electricity,

•	political, legislative, judicial and regulatory developments,

•	the impact of lawsuits filed against us,

•	the impact of changes in interest rates,

•	changes in, and the assumptions used for, pension and other post-retirement and post-employment benefit liability calculations, as well as actual and assumed investment returns on pension plan assets,

•	the impact of changing cost escalation and other assumptions on our nuclear decommissioning liability for the Palo Verde Nuclear Generating Station,

•	Texas, New Mexico and electric industry utility service reliability standards,

•	homeland security considerations,

•	coal, natural gas, oil and wholesale electricity prices, and

•	other circumstances affecting anticipated operations, sales and costs.

These lists are not all-inclusive because it is not possible to predict all factors. A discussion of some of these factors is included in this document under the headings “Risk Factors” and in the 2006 Form 10-K under the headings “Management’s Discussion and Analysis” “-Summary of Critical Accounting Policies and Estimates” and “-Liquidity and Capital Resources.” This report should be read in its entirety. No one section of this report deals with all aspects of the subject matter. Any forward-looking statement speaks only as of the date such statement was made, and we are not obligated to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made except as required by applicable laws or regulations.

Summary of Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented and actual results could differ in future periods from those estimates. Critical accounting policies and estimates are both important to the portrayal of our financial condition and results of operations and require complex, subjective judgments and are more fully described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2006 Form 10-K.

Palo Verde Operations

We own approximately 622 MW (undivided interest) of generating capacity in the three generating units at the Palo Verde nuclear power station. The operation of Palo Verde affects our ability to make off-system sales, impacts our fuel costs to native load customers and represents a significant portion of our non-fuel operating expenses. Palo Verde operated at a capacity factor of 93.9% in the first quarter of 2007 and a capacity factor of 70.6% in the first quarter of 2006. Palo Verde Unit 1 operated at significantly reduced power levels from December 25, 2005 until March 18, 2006 and did not operate from March 18, 2006 until early July 2006 while repairs and modifications were made to one of its shutdown cooling lines. Palo Verde Unit 1 reached full capacity on July 16, 2006.

In October 2006, the NRC conducted an inspection of the Palo Verde emergency diesel generators after a Palo Verde Unit 3 generator did not activate during routine inspections in July and September 2006. On February 22, 2007, the NRC issued a “white” finding (low to moderate safety significance) for this matter. In connection with its finding, the NRC stated that it would use the NRC action matrix to determine the most appropriate response, including any increase in NRC oversight or identification of actions that APS, the plant operator, needs to take in response to this performance deficiency, and will notify APS of its determination at a later date. Under the NRC’s action matrix, this finding, coupled with a previous NRC “yellow” finding (substantial safety significance) relating to a 2004 matter involving Palo Verde’s safety injection systems, placed Palo Verde in the “multiple/repetitive degraded cornerstone” column of the NRC’s action matrix which results in an enhanced NRC inspection regimen. This enhanced inspection regimen and any resulting corrective actions could result in increased operating costs at the plant. Of the 103 commercial nuclear reactors in the United States regulated by the NRC, Palo Verde is the only reactor in the “multiple/repetitive degraded cornerstone” category as of the end of the first quarter 2007. Palo Verde operations and maintenance costs in the first quarter of 2007 were $1.0 million higher than the first quarter of 2006. We are currently unable to predict the impact that the NRC’s increased oversight may have on Palo Verde’s operations and the cost of operations.

The nuclear fuel material market has recently been affected by supply disruptions and significant price increases with the cost of uranium having increased by approximately 500% in the last year. The Palo Verde Participants have taken steps to mitigate the effects of future supply disruptions and price increases by changing from a procurement strategy under which nuclear fuel arrives at Palo Verde one month prior to being loaded into a reactor to a strategy where (i) nuclear fuel arrives on site three months before being loaded and (ii) a strategic inventory of converted nuclear fuel material sufficient to provide feed stock for one full reactor reload is stored for future use. This change in procurement strategy will increase our cash requirements in 2007.

Summary

The following is an overview of our results of operations for the three and twelve month periods ended March 31, 2007 and 2006. Income for the three and twelve month periods ended March 31, 2007 and 2006 is shown below:

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2007	2006	2007	2006
Net income before extraordinary item and cumulative effect of accounting change (in thousands)	$15,119	$9,304	$67,202	$41,162
Basic earnings per share before extraordinary item and cumulative effect of accounting change	0.33	0.19	1.42	0.86

The following table and accompanying explanations show the primary factors affecting the after-tax change in income before extraordinary item and cumulative effect of accounting change between the 2007 and 2006 periods presented (in thousands):

	Three Months Ended	Twelve Months Ended
March 31, 2006 net income before extraordinary item and cumulative effect of accounting change	$9,304	$41,162
Change in (net of tax):
Increased retail non-fuel base revenues (a)	3,630	7,601
Decreased operations and maintenance at coal and gas-fired generating plants	1,338	1,055
Increased off-system sales margins	1,308	5,016
Increased capitalized interest and AFUDC (b)	812	353
Decreased (increased) taxes other than income taxes (c)	307	(1,791)
Decreased loss on extinguishments of debt (d)	—	12,128
Income tax adjustment (e)	—	6,174
New Mexico capacity cost adjustment (f)	(1,289)	(1,289)
Increased Palo Verde operations and maintenance expense (g)	(650)	(7,080)
Increased (decreased) wheeling revenues	(382)	2,479
Increased transmission and distribution operations and maintenance expense (h)	(265)	(3,056)
Decreased depreciation and amortization (i)	104	4,859
Other	902	(409)

March 31, 2007 net income before extraordinary item and cumulative effect of accounting change	$15,119	$67,202

(a)	Retail base revenues increased in the three months ended March 31, 2007 compared to the same period last year primarily due to colder weather conditions in the winter of 2007 compared to the winter of 2006 and increased kWh sales reflecting growth in the average number of customers served.
(b)	Capitalized interest and AFUDC (allowance for funds used during construction) increased in 2007 due to the re-application of SFAS No. 71 to our Texas jurisdiction at December 31, 2006 and increased construction work in progress subject to AFUDC in 2007.
(c)	Taxes other than income taxes increased for the twelve months ended March 31, 2007 compared to the same period last year due to an increase in the El Paso city franchise fee rate which took effect on August 2005.
(d)	Decreased loss on extinguishments of debt for the twelve months ended March 31, 2007 reflects the refinancing of all of our first mortgage bonds in June 2005 with no comparable activity in the current period.
(e)	A reduction in income tax expense was recorded in 2006 to recognize the change in tax rates resulting from changes in the Texas franchise (income) tax law in May 2006.
(f)	A fuel revenue adjustment was recorded in 2006 based on a final order of the NMPRC finding that we can recover purchased power capacity costs through our New Mexico fuel adjustment clause with no comparable adjustment in the current period.
(g)	Palo Verde non-fuel operations and maintenance expense increased in 2007 when compared to the same periods last year due to increased operations costs partially offset by decreased maintenance costs at Unit 1 and Unit 3. Increased Palo Verde non-fuel operations and maintenance expense for the twelve months ended March 31, 2007 compared to the twelve months ended March 31, 2006 due to repairs and modification at Unit 1 and scheduled maintenance and refueling outages at Unit 2 and Unit 3 in 2006.

(h)	Transmission and distribution operations and maintenance expense for the twelve months ended March 31, 2007 increased compared to the same period last year primarily due to increased payroll costs and increased wheeling costs due to the expiration of an exchange contract.
(i)	Depreciation and amortization decreased for the twelve months ended March 31, 2007 compared to the same period last year due to completing the recovery of certain fresh-start accounting related assets over the term of the Texas Rate Stipulation which ended in July 2005.

Historical Results of Operations

The following discussion includes detailed descriptions of factors affecting individual line items in the results of operations. The amounts presented below are presented on a pre-tax basis.

Operating revenues

We realize revenue from the sale of electricity to retail customers at regulated rates and the sale of energy in the wholesale power market generally at market based prices. Sales for resale (which are wholesale sales within our service territory) accounted for less than 1% of revenues. Off-system sales are wholesale sales into markets outside our service territory. Off-system sales are primarily made in off-peak periods when we have competitive generation capacity available after meeting our regulated service obligations. Under the terms of our Texas Rate Agreements, we share with our Texas customers 25% of our off-system sales margins and wheeling revenues. (See Note B of the Notes to Consolidated Financial Statements).

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

Retail non-fuel base revenues. Retail non-fuel base revenues increased by $5.9 million or 6.1% for the three months ended March 31, 2007 when compared to the same period last year as revenues from all customer classes increased. Residential base revenues increased by $4.3 million or 11.5% for the three months ended March 31, 2007 when compared to the same period last year as a result of a 13.0% increase in residential kWh sales. The increases in residential kWh sales was due to colder winter weather in 2007 versus the winter weather experienced in the first quarter of 2006 and a 2.5% increase in the average number of residential customers served for the three month period. Heating degree days in the first quarter of 2007 were 25% above the first quarter in 2006 and 5% above the 10-year average.

Non-fuel base revenues from small commercial and industrial customers increased by $0.8 million or 2.2% for the three months ended March 31, 2007 compared to the same period last year due to a 2.8% increase in the average number of customers served. KWh sold to small commercial and industrial customers increased 2.2% for the first quarter of 2007 compared to the same period last year. Large commercial and industrial revenues increased 3.3% for the three month period due to a 5% increase in kWh sales. Other public authority revenues increased 3.5% for the three month period due to a 4.1% increase in kWh sales.

Retail non-fuel base revenues increased by $12.3 million or 2.8% for the twelve months ended March 31, 2007 when compared to the same period last year as revenues from all customer classes increased. Residential base revenues increased by $6.5 million or 3.7% for the twelve months ended March 31, 2007 when compared to the same period last year as a result of a 3.8% increase in residential kWh sales. The increase in residential kWh sales was primarily due to a 2.6% increase in the average number of residential customers served for the twelve month period.

Non-fuel base revenues from small commercial and industrial customers increased by $2.4 million or 1.5% for the twelve months ended March 31, 2007 compared to the same period last year due to a 3.1% increase in the average number of customers served. KWh sold to small commercial and industrial customers increased 1.3% for the twelve month period ending March 31, 2007 compared to the same period last year. Large commercial and industrial revenues increased 3.4% for the twelve month period due to a 5% increase in kWh sales. Other public authority revenues increased 3.1% for the twelve month period due to a 5.5% increase in kWh sales.

Retail non-fuel base revenue percentages by customer class are presented below:

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2007	2006	2007	2006
Residential	41%	39%	40%	39%
Commercial and industrial, small	35	36	36	36
Commercial and industrial, large	9	9	9	9
Sales to public authorities	15	16	15	16

Total non-fuel base revenues	100%	100%	100%	100%

No retail customer accounted for more than 2% of our base revenues during such periods. As shown in the table above, residential and small commercial customers comprise 76% of our revenues. While this customer base is more stable, it is also more sensitive to changes in weather conditions. As a result, our business is seasonal, with higher kWh sales and revenues during the summer cooling season.

Heating and cooling degree days can be used to evaluate the effect of weather on energy use. For each degree the average outdoor temperature varies from a standard of 65 degrees Fahrenheit a degree day is recorded. As shown in the table below, combined heating and cooling degree days were above average for the three months ended March 31, 2007, but were slightly below average for the twelve months ended March 31, 2007.

	Three Months Ended March 31,		10-Year Average	Twelve Months Ended March 31,		10-Year Average*
	2007	2006		2007	2006
Heating degree days	1,288	1,024	1,220	2,284	1,993	2,374
Cooling degree days	33	13	13	2,477	2,560	2,519

*	Calendar year basis.

Fuel revenues. Fuel revenues consist of: (i) revenues collected from customers under fuel recovery mechanisms approved by the state commissions, (ii) deferred fuel revenues which are comprised of the difference between fuel costs and fuel revenues collected from customers and (iii) fuel costs recovered in base rates in New Mexico. In New Mexico, the fuel adjustment clause allows us to reflect current fuel costs above the amount recovered in base rates in the clause and to recover under-recoveries or refund over-recoveries in the clause with a two-month lag with the exception of a fixed amount of fuel costs for 10% of kWh sales. In Texas, fuel costs are recovered through a fixed fuel factor that may be adjusted two times per year. In addition, if we materially over-recover fuel costs, we must seek to refund the over-recovery, and if we materially under-recover fuel costs, we may seek a surcharge to recover those costs.

In October 2005, we began recovering from our Texas customers, through a fuel surcharge, $53.6 million of fuel under-recoveries over a 24-month period. In February 2006, we implemented an additional fuel surcharge to recover approximately $34 million of fuel under-recoveries, including interest through the surcharge period, over a twelve-month period. In the three month periods ended March 31, 2007 and March 31, 2006, we collected $8.9 million and $10.5 million of deferred fuel revenues in Texas through surcharges. In the same three month periods, we over-collected current fuel costs by $7.6 million and $2.6 million, respectively. In the twelve month periods ended March 31, 2007 and March 31, 2006, we collected $55.2 million and $16.6 million of deferred fuel revenues in Texas through surcharges. We over-collected current fuel costs by $8.6 million in the twelve month period ended March 31, 2007 and under-collected current fuel costs by $79.5 million in the twelve month period ended March 31, 2006. At March 31, 2007, we had an under-recovered fuel balance of $16.3 million.

Off-system sales. Off-system sales are primarily made in off-peak periods when we have competitive generation capacity available after meeting our regulated service obligations. Typically, we realize between 40% and 50% of our off-system sales margins in the first quarter of each calendar year when our native load is lower than at other times of the year, allowing for the sale in the wholesale market of relatively larger amounts of off-system energy generated from nuclear fuel resources. Palo Verde’s availability is an important factor in realizing these off-system sales margins. Off-system sales increased $9.9 million or 36.8% and $27.5 million or 35.2% for the three and twelve months ended March 31, 2007 when compared to the same periods last year due to increased off-system kWh sales of 74.0% and 57.4% for the three and twelve month periods partially offset by lower average market prices. Increased generation from Palo Verde in the first quarter of 2007 compared to the first quarter of 2006 resulted in increased energy available for off-system sales in the current three and twelve month periods.

Comparisons of kWh sales and operating revenues are shown below (in thousands):

Quarter Ended March 31:	2007	2006	Increase (Decrease)
			Amount	Percent
kWh sales:
Retail:
Residential	509,679	451,163	58,516	13.0%
Commercial and industrial, small	459,396	449,607	9,789	2.2
Commercial and industrial, large	274,422	261,464	12,958	5.0
Sales to public authorities	293,854	282,226	11,628	4.1

Total retail sales	1,537,351	1,444,460	92,891	6.4

Wholesale:
Sales for resale	9,402	9,237	165	1.8
Off-system sales	675,011	387,878	287,133	74.0	(1)

Total wholesale sales	684,413	397,115	287,298	72.3

Total kWh sales	2,221,764	1,841,575	380,189	20.6

Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$41,438	$37,165	$4,273	11.5%
Commercial and industrial, small	35,642	34,888	754	2.2
Commercial and industrial, large	9,348	9,045	303	3.3
Sales to public authorities	15,561	15,036	525	3.5

Total retail non-fuel base revenues	101,989	96,134	5,855	6.1

Wholesale:
Sales for resale	375	347	28	8.1

Total non-fuel base revenues	102,364	96,481	5,883	6.1

Fuel revenues:
Recovered from customers during the period	46,337	50,715	(4,378)	(8.6	)(2)
Under (over) collection of fuel	(7,559)	(2,588)	(4,971)	—
New Mexico fuel in base rates	6,981	6,617	364	5.5

Total fuel revenues	45,759	54,744	(8,985)	(16.4)
Off-system sales	36,616	26,759	9,857	36.8	(1)
Other	3,678	4,445	(767)	(17.3	)(3)

Total operating revenues	$188,417	$182,429	$5,988	3.3

Average number of retail customers:
Residential	313,430	305,704	7,726	2.5%
Commercial and industrial, small	33,108	32,220	888	2.8
Commercial and industrial, large	58	58	—	—
Sales to public authorities	4,808	4,803	5	0.1

Total	351,404	342,785	8,619	2.5

(1)	Primarily due to increased output from Palo Verde.
(2)	Excludes $8.9 million and $10.5 million, respectively, of prior periods deferred fuel revenues recovered through Texas fuel surcharges.
(3)	Represents revenues with no related kWh sales.

Twelve Months Ended March 31:	2007	2006	Increase (Decrease)
			Amount	Percent
kWh sales:
Retail:
Residential	2,172,249	2,091,797	80,452	3.8%
Commercial and industrial, small	2,169,388	2,141,035	28,353	1.3
Commercial and industrial, large	1,217,665	1,159,130	58,535	5.0
Sales to public authorities	1,354,757	1,284,296	70,461	5.5

Total retail sales	6,914,059	6,676,258	237,801	3.6

Wholesale:
Sales for resale	45,562	42,955	2,607	6.1
Off-system sales	1,922,540	1,221,545	700,995	57.4	(1)

Total wholesale sales	1,968,102	1,264,500	703,602	55.6

Total kWh sales	8,882,161	7,940,758	941,403	11.9

Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$179,914	$173,450	$6,464	3.7%
Commercial and industrial, small	162,113	159,763	2,350	1.5
Commercial and industrial, large	40,805	39,461	1,344	3.4
Sales to public authorities	68,963	66,861	2,102	3.1

Total retail non-fuel base revenues	451,795	439,535	12,260	2.8

Wholesale:
Sales for resale	1,822	1,709	113	6.6

Total non-fuel base revenues	453,617	441,244	12,373	2.8

Fuel revenues:
Recovered from customers during the period	221,063	183,145	37,918	20.7	(2)
Under (over) collection of fuel	(8,626)	79,493	(88,119)	—
New Mexico fuel in base rates	30,397	29,512	885	3.0

Total fuel revenues	242,834	292,150	(49,316)	(16.9)
Off-system sales	105,789	78,258	27,531	35.2	(1)
Other	20,203	15,505	4,698	30.3	(3)(4)

Total operating revenues	$822,443	$827,157	$(4,714)	(0.6)

Average number of retail customers:
Residential	310,414	302,611	7,803	2.6%
Commercial and industrial, small	32,813	31,833	980	3.1
Commercial and industrial, large	58	59	(1)	(1.7)
Sales to public authorities	4,799	4,719	80	1.7

Total	348,084	339,222	8,862	2.6

(1)	Primarily due to increased output from Palo Verde.
(2)	Excludes $55.2 million and $16.6 million of deferred fuel revenues recovered through Texas fuel surcharges, respectively.
(3)	Primarily due to increased transmission revenues.
(4)	Represents revenues with no related kWh sales.

Energy expenses

Our sources of energy include electricity generated from nuclear fuel, natural gas and coal plants that we own and purchased power. Palo Verde represents approximately 40% of our available net generating capacity and approximately 53% and 43%, respectively, of our available energy for the three and twelve months ended March 31, 2007.

Our energy expenses increased $1.0 million or 1.4% for the three months ended March 31, 2007 when compared to 2006 even though total energy generated and purchased increased 18%. The average cost of energy in the first quarter of 2007 declined 14% compared to the average cost of energy in the first quarter of 2006 due to increased generation from lower cost nuclear fuel and decreased cost of natural gas and purchased power. During the first quarter of 2007 Palo Verde operated at a 93.9% capacity factor compared to a 70.6% capacity factor in the first quarter of 2006. As a result, most of the increase in energy requirements was met through increased nuclear generation at an average fuel cost of $5.69 per MWh in the first quarter of 2007 compared to our fuel costs of generating power at our gas-fired generating plants of $82.54 MWh. The average cost of purchased power in the current quarter declined approximately 12% to $54.72 per MWh in the first quarter of 2007 compared to the same period last year and as a result we purchased 19% more power in the first quarter of 2007 rather than generating additional energy with natural gas. The average cost of natural gas-fired generation declined 5% to $82.54 per MWh in the first quarter of 2007 compared to the same period last year. The table below shows the cost of energy, MWh generated or purchased and cost per MWh for each fuel type for the three month periods ended March 31, 2007 and March 31, 2006.

	Three Months Ended March 31,
	2007			2006
Fuel Type	Cost	MWh	Cost per MWh	Cost	MWh	Cost per MWh
	(in thousands)			(in thousands)
Natural gas	$37,177	450,393	$82.54	$38,962	446,360	$87.29
Coal	3,183	179,539	17.73	3,024	207,511	14.57
Nuclear	7,104	1,248,156	5.69	5,570	934,168	5.96

Total	47,464	1,878,088	25.27	47,556	1,588,039	29.95
Purchased power	26,659	487,180	54.72	25,556	410,470	62.26

Total energy	$74,123	2,365,268	31.34	$73,112	1,998,509	36.58

Our energy expenses decreased $29.0 million for the twelve months ended March 31, 2007 when compared to 2006 primarily due to decreased natural gas generation and lower natural gas prices. During the current period, we were able to meet an 11% increase in energy requirements and displace gas-fired generation with increased generation from Palo Verde and increased purchases of economy energy in the wholesale power market. As a result, our average cost of energy declined 17% to $34.94 in the twelve months ended March 31, 2007 from $42.09 per MWh in the twelve months ended March 31, 2006. During the twelve month period ended March 31, 2007 Palo Verde operated at a 75.3% capacity factor compared to an 86.2% capacity factor the twelve month period ended March 31, 2006. The average cost of purchased power in the twelve months ended March 31, 2007 was $51.67 per MWh compared to our fuel costs of generating power at our gas-fired generating plants of $78.00 per MWh. In addition, the average cost of purchased power in the current period was approximately 23% lower than the same period last year. As a result, we purchased 63% more energy in the current period than the same period last year which resulted in increased costs of purchased power of $24.0 million. The table below shows the cost of energy, MWh generated or purchased and cost per MWh for each fuel type for the twelve month periods ended March 31, 2007 and March 31, 2006.

	Twelve Months Ended March 31,
	2007			2006
Fuel Type	Cost	MWh	Cost per MWh	Cost		MWh	Cost per MWh
	(in thousands)			(in thousands)
Natural gas	$178,700	2,291,130	$78.00	$234,875		2,585,668	$90.84
Coal	11,857	799,209	14.84	11,161	(a)	793,703	14.06
Nuclear	22,707	4,107,716	5.53	20,814		3,790,747	5.49

Total	213,264	7,198,055	29.63	266,850		7,170,118	37.22
Purchased power	118,092	2,285,371	51.67	94,109		1,406,142	66.93

Total energy	$331,356	9,483,426	34.94	$360,959		8,576,260	42.09

(a)	Excludes a reduction of $0.7 million to our coal reclamation liability recorded in 2005.

Other operations expense

Other operations expense increased $0.4 million, or 0.8%, for the three months ended March 31, 2007 compared to the same period last year primarily due to increased Palo Verde operations expense of $2.1 million partially offset by decreased administrative and general expenses of $2.0 million. Other operations expense increased $12.1 million, or 6.8%, for the twelve months ended March 31, 2007 compared to the same period last year primarily due to (i) increased Palo Verde operations expense of $6.8 million; (ii) increased transmission and distribution expense of $3.4 million; and (iii) increased customer accounts expense of $2.1 million.

Maintenance expense

Maintenance expense decreased $2.3 million, or 16.4%, for the three months ended March 31, 2007 compared to the same period last year primarily due to (i) decreased maintenance expense at our gas-fired generating plants of $1.9 million due to the timing of planned maintenance; and (ii) decreased Palo Verde maintenance expense of $1.1 million due to unplanned maintenance at Palo Verde Unit 1 in 2006, partially offset by increased maintenance of transmission and distribution facilities of $0.6 million.

Maintenance expense increased $5.5 million, or 10.5%, for the twelve months ended March 31, 2007 compared to the same period last year primarily due to (i) increased Palo Verde maintenance expense of $4.6 million due to maintenance during refueling outages at Palo Verde Unit 2 in the second quarter of 2006 and Palo Verde Unit 3 in the fourth quarter of 2006 and (ii) increased maintenance of transmission and distribution facilities of $1.5 million.

Depreciation and amortization expense

Depreciation and amortization expense remained relatively level for the three months ended March 31, 2007 compared to the same period last year. Depreciation and amortization expense decreased $7.8 million for the twelve months ended March 31, 2007 compared to the same period last year primarily due to completing the recovery of certain fresh-start accounting related assets over the term of the Texas Rate Stipulation which ended in July 2005. The decrease was partially offset by increases in depreciable plant balances, primarily related to the replacement of Palo Verde Unit 1 steam generators in December 2005.

Taxes other than income taxes

Taxes other than income taxes decreased for the three months ended March 31, 2007 compared to the same period last year by $0.5 million due to lower property taxes and a change in the Texas franchise tax law resulting in all franchise taxes being recorded as income taxes beginning in 2007. Taxes other than income taxes increased $2.9 million for the twelve months ended March 31, 2007 compared to the same period last year primarily due to an increase in the El Paso city franchise fees which took effect in August 2005 and higher taxable revenues due to increased kWh sales and increases in fuel recoveries.

Other income (deductions)

Other income (deductions) increased $1.4 million for the three months ended March 31, 2007 compared to the same period last year primarily due to increased interest income on larger cash and decommissioning trust fund balances and increased allowance for equity funds used during construction (“AEFUDC”) due to the re-application of SFAS No. 71 to our Texas jurisdiction at December 31, 2006 and increased construction work in progress subject to AEFUDC in 2007. Other income (deductions) increased $22.1 million for the twelve months ended March 31, 2007 compared to the same period last year primarily due to (i) the loss on extinguishment of debt of $19.6 million as a result of the retirement of our first mortgage bonds in the second quarter of 2005; (ii) increased interest income on larger cash balances; and (iii) increased AEFUDC due to the re-application of SFAS No. 71 to our Texas jurisdiction at December 31, 2006 and increased construction work in progress subject to AEFUDC.

Interest charges (credits)

Interest charges (credits) for the three months ended March 31, 2007 were comparable to the same period last year. Interest charges (credits) decreased $0.3 million for the twelve months ended March 31, 2007 compared to the same period last year primarily due to a decrease of $1.5 million in interest on long-term debt and financing obligations resulting from (i) the repurchase and retirement of first mortgage bonds; (ii) the May 2005 issuance of unsecured senior notes at a lower interest rate than the first mortgage bonds; and (iii) the reissuance and remarketing of our pollution control bonds in August 2005 at lower interest rates. The decrease was partially offset by increased interest expense of $0.8 million related to a dispute in timing of a federal income tax payment and a net decrease in capitalized interest and allowance for borrowed funds used during construction (“ABFUDC”) of $0.4 million.

Income tax expense

Income tax expense increased $3.1 million for the three months ended March 31, 2007 compared to the same period last year due to increases in pretax income. Income tax expense, before extraordinary item and the cumulative effect of an accounting change, increased $8.0 million for the twelve months ended March 31, 2007 compared to the same period last year due to increased pretax income. The increase in income tax expense for the twelve months ended March 31, 2007 was offset by a reduction in deferred state income taxes resulting from a change in the Texas franchise (income) tax law in 2006 changing the tax rate.

Extraordinary gain

The extraordinary gain on re-application of SFAS No. 71 for the twelve months ended March 31, 2007 relates to our determination that we met the criteria necessary to re-apply SFAS No. 71 to our Texas jurisdiction at December 31, 2006. The re-application of SFAS No. 71 to our Texas jurisdiction resulted in a $6.1 million extraordinary gain, net of tax, at December 31, 2006. For a full discussion on the re-application of SFAS No. 71 to our Texas jurisdiction, see Note A of Notes to Consolidated Financial Statements in the 2006 Form 10-K.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates without having to apply complex hedge accounting provisions. Unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings at each subsequent reporting date. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have not determined whether to elect to measure financial instruments at fair value and, therefore, cannot estimate the impact of adopting SFAS No. 159 on the consolidated statement of operations.

Liquidity and Capital Resources

Our principal liquidity requirements in the near-term are expected to consist of interest payments on our indebtedness, capital expenditures related to our generating facilities and transmission and distribution systems, and operating expenses including fuel costs and taxes. Cash flow from operations funded all of our capital requirements in the three month period ended March 31, 2007 and we expect that cash flows from operations will continue to fund a significant portion of capital requirements. As of March 31, 2007, we had approximately $59.0 million in cash and cash equivalents, an increase of $18.9 million from the balance of $40.1 million on December 31, 2006.

Capital Requirements. Substantial increases in the cost of natural gas during 2004 and 2005 and the delay in reflecting higher fuel costs in fixed fuel factors in Texas led to the under-recovery of the Texas jurisdictional portion of our fuel costs by $84.9 million, including interest, for the period from March 2004 to December 2005. The Texas Commission approved a surcharge in November 2005 providing for the recovery for $53.6 million of fuel under-recoveries over a 24-month period effective with October 2005 billings. This surcharge will be completed in September 2007. In January 2006, the Texas Commission approved a surcharge for $34 million of fuel under-recoveries over a twelve-month period effective with February 2006 bills to customers. This fuel surcharge was completed in January 2007. As of March 31, 2007, we had a fuel under-recovery balance of $16.3 million which we expect to recover through the remaining fuel surcharge. For the three months ended March 31, 2007, we over-recovered fuel costs in Texas by approximately $7.1 million. In addition, we collected $8.9 million in fuel surcharges in the three months ended March 31, 2007, reducing our deferred fuel balance and increasing cash flow by $16.0 million. We should continue to realize increased cash flow as we collect the remaining fuel surcharge during 2007.

Our long-term liquidity requirements consist primarily of construction of electric utility plant and the payment of interest on debt. Projected utility construction expenditures will consist primarily of expanding and updating the transmission and distribution systems, adding new generation, and making capital improvements and replacements at Palo Verde and other generating facilities, including replacing steam generators in Palo Verde Unit 3. See Part I, Item 1, “Business – Construction Program” in our 2006 Form 10-K. We expect that a significant portion of our construction expenditures will be financed with internal sources of funds through 2008.

During the twelve months ended March 31, 2007, we utilized $79.9 million of federal income tax loss carryforwards and $36.9 million of state income tax loss carryforwards as a result of increases in taxable income and the inclusion of deferred fuel revenues in taxable income as they are collected through fuel surcharges. All federal and state tax loss carryforwards were fully utilized by year end 2006. Our future cash flow requirements for federal and state income taxes are expected to increase over that required in recent years.

We continually evaluate our funding requirements related to our retirement plans, other postretirement benefit plans, and decommissioning trust funds. We have contributed $4.4 million of the projected $13.6 million 2007 annual contribution to our retirement plans during the three months ended March 31, 2007. We have also contributed $1.1 million of the projected $3.4 million 2007 annual contribution to our other postretirement benefit plan and $1.7 million of the projected $7.0 million 2007 annual contribution to our decommissioning trust funds during the three months ended March 31, 2007.

The Company does not pay dividends on common stock. Since 1999, we have repurchased approximately 18.5 million shares of common stock at an aggregate cost of $252 million, including commissions. During 2007, we repurchased 587,600 shares of common stock at an aggregate cost of $14.0 million. Approximately 0.8 million shares remain authorized to be repurchased under the currently authorized plan. We may in the future make purchases of our stock pursuant to our stock repurchase plan at open market prices and may engage in private transactions, where appropriate. The repurchased shares will be available for issuance under employee benefit and stock option plans, or may be retired. Common stock equity as a percentage of capitalization, including the current portion of long-term debt and financing obligations, was 47.7% as of March 31, 2007.

Capital Sources. As discussed in our 2006 Form 10-K, we maintain the ability to issue long-term debt, if needed, to finance capital requirements and for other corporate purposes including the repurchase of common stock. Our Senior Notes are rated “Baa2” by Moody’s and “BBB” by Standard & Poors. Construction expenditures are expected to increase as we plan to add new generation capacity in 2009 and subsequent years. We expect to initially fund most of our construction expenditures with internally generated funds and, when appropriate, the issuance of long-term debt, consistent with maintaining a capital structure typical of a regulated electric utility. Due to the increased volatility in the natural gas markets we expanded our existing credit facility from $100 million to $150 million in 2006. The expansion came at a time of heightened competition in the bank markets resulting in lower borrowing costs under the new facility. We expect to continue using the credit facility to finance our portion of nuclear fuel purchases and plan to file in May 2007 an application with the FERC seeking authorization to increase the maximum authorized amount of the credit facility which is available for nuclear fuel borrowings from $70 million to $120 million. The Palo Verde Participants have taken steps to procure additional nuclear fuel inventories as market conditions have resulted in reduced supply and increased costs for nuclear fuel. Additional borrowing capacity to finance higher cost nuclear fuel and increased inventory is expected to be obtained from the credit facility which contains a clause permitting an expansion in the credit facility from $150 million to $200 million.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk due to changes in interest rates, equity prices and commodity prices. See our 2006 Form 10-K, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” for a complete discussion of the market risks we face and our market risk sensitive assets and liabilities. As of March 31, 2007, there have been no material changes in the market risks we faced or the fair values of assets and liabilities disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2006 Form 10-K.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. During the period covered by this report, the Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2007, (the “Evaluation Date”), concluded that as of the Evaluation Date, our disclosure controls and procedures (as required by paragraph (b) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15) were adequate and designed to ensure that material information relating to us and our consolidated subsidiary would be made known to them by others within those entities.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15, that occurred during the quarter ended March 31, 2007, that materially affected, or that were reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We hereby incorporate by reference the information set forth in Part I of this report under Notes B and G of Notes to Consolidated Financial Statements.

Item 1A.	Risk Factors

Our 2006 Form 10-K includes a detailed discussion of our risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities.

Period	Total Number of Shares Purchased	Average Price Paid per Share (Including Commissions)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
January 1 to January 31, 2007	0	$—	0	1,344,338
February 1 to February 28, 2007	105,600	24.02	105,600	1,238,738
March 1 to March 31, 2007	482,000	23.85	482,000	756,738

(a)	In September 2006, the Company’s Board of Directors authorized a new stock repurchase program permitting the repurchase of up to 2.3 million additional shares of its outstanding common stock.

Item 6.	Exhibits

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
Scott D. Wilson
Executive Vice President,
Chief Financial Officer and Chief Administrative Officer
(Duly Authorized Officer and Principal Financial Officer)

Dated: May 10, 2007

EL PASO ELECTRIC COMPANY

INDEX TO EXHIBITS

Exhibit Number	Exhibit
†10.01	Form of Directors’ Restricted Stock Award Agreement between the Company and certain directors of the Company. (Identical in all material respects to Exhibit 10.07 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

††10.02	Amended and Restated Change of Control Agreement between the Company and certain key officers of the Company. (Exhibit 9.1 to the Company’s Form 8-K as of March 20, 2007.)

†††10.03	Confirmation of Power Purchase Transaction, dated April 18, 2007, between the Company and Credit Suisse Energy LLC.

†††10.04	Confirmation of Power Sales Transaction, dated April 18, 2007, between the Company and Imperial Irrigation District.

15	Letter re Unaudited Interim Financial Information

31.01	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	In lieu of non-employee director cash compensation, two agreements, dated as of April 1, 2007, substantially identical in all material respects to this Exhibit, have been entered into with Kenneth R. Heitz; and Patricia Z. Holland-Branch; directors of the Company.

††	Fifteen agreements, substantially identical in all material respects to this exhibit, have been entered into with Gary R. Hedrick; J. Frank Bates; Scott D. Wilson; Steven P. Busser; David G. Carpenter; Robert C. Doyle; Fernando J. Gireud; Hector Gutierrez, Jr.; Helen Knopp; Kerry B. Lore; Hector R. Puente; Andres Ramirez; Gary Sanders; Guillermo Silva, Jr.; and John A. Whitacre; officer of the company.

†††	Confidential treatment has been requested for the redacted portions of Exhibits 10.03 and 10.04. The copy filed herewith omits the information subject to the confidentiality request. Omissions are designated as “****.” A complete version of these Exhibits have been filed separately with the Securities and Exchange Commission.