Form 10-Q
period 2007-06-30
EL PASO ELECTRIC CO /TX/
filed 2007-08-07
CIK 31978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of July 31, 2007, there were 45,876,480 shares of the Company’s no par value common stock outstanding.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

(i)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

ASSETS (In thousands)	June 30, 2007 (Unaudited)	December 31, 2006
Utility plant:
Electric plant in service	$2,007,341	$1,958,787
Less accumulated depreciation and amortization	(829,997)	(799,579)

Net plant in service	1,177,344	1,159,208
Construction work in progress	140,619	134,470
Nuclear fuel; includes fuel in process of $18,774 and $8,632, respectively	83,897	66,261
Less accumulated amortization	(36,551)	(27,745)

Net nuclear fuel	47,346	38,516

Net utility plant	1,365,309	1,332,194

Current assets:
Cash and temporary investments	49,279	40,101
Accounts receivable, principally trade, net of allowance for doubtful accounts of $2,464 and $2,999, respectively	84,661	86,730
Accumulated deferred income taxes	5,409	6,109
Inventories, at cost	33,775	31,390
Undercollection of fuel revenues	28,101	32,582
Income taxes receivables	—	9,620
Prepayments and other	11,077	7,264

Total current assets	212,302	213,796

Deferred charges and other assets:
Decommissioning trust funds	123,182	114,716
Regulatory assets	34,720	35,013
Other	18,464	18,935

Total deferred charges and other assets	176,366	168,664

Total assets	$1,753,977	$1,714,654

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Continued)

CAPITALIZATION AND LIABILITIES (In thousands except for share data)	June 30, 2007 (Unaudited)	December 31, 2006
Capitalization:
Common stock, stated value $1 per share, 100,000,000 shares authorized, 64,360,822 and 63,909,974 shares issued, and 129,486 and 110,854 restricted shares, respectively	$64,490	$64,021
Capital in excess of stated value	286,802	283,356
Retained earnings	515,666	489,082
Accumulated other comprehensive loss, net of tax	(15,302)	(18,316)

	851,656	818,143
Treasury stock, 18,615,028 and 18,025,928 shares, at cost	(252,538)	(238,468)

Common stock equity	599,118	579,675
Long-term debt, net of current portion	590,879	590,865
Financing obligations, net of current portion	35,917	25,265

Total capitalization	1,225,914	1,195,805

Current liabilities:
Current portion of long-term debt and financing obligations	19,158	20,975
Accounts payable, principally trade	56,022	42,892
Taxes accrued	16,347	19,323
Interest accrued	4,474	4,390
Other	24,148	23,478

Total current liabilities	120,149	111,058

Deferred credits and other liabilities:
Accumulated deferred income taxes	146,790	149,981
Accrued postretirement benefit liability	88,253	85,435
Asset retirement obligation	76,697	73,267
Accrued pension liability	51,029	56,260
Regulatory liabilities	15,103	15,079
Other	30,042	27,769

Total deferred credits and other liabilities	407,914	407,791

Commitments and contingencies
Total capitalization and liabilities	$1,753,977	$1,714,654

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except for share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Operating revenues	$219,291	$211,796	$407,708	$394,225

Energy expenses:
Fuel	66,783	50,814	114,247	98,370
Purchased and interchanged power	35,339	40,068	61,998	65,624

	102,122	90,882	176,245	163,994

Operating revenues net of energy expenses	117,169	120,914	231,463	230,231

Other operating expenses:
Other operations	49,538	46,422	93,179	89,712
Maintenance	17,039	23,082	28,666	36,984
Depreciation and amortization	17,083	16,860	34,134	34,078
Taxes other than income taxes	12,058	12,358	24,124	24,918

	95,718	98,722	180,103	185,692

Operating income	21,451	22,192	51,360	44,539

Other income (deductions):
Allowance for equity funds used during construction	1,129	226	2,188	391
Investment and interest income, net	1,856	1,018	3,873	2,133
Miscellaneous non-operating income	225	128	407	137
Miscellaneous non-operating deductions	(777)	(1,054)	(2,325)	(2,047)

	2,433	318	4,143	614

Interest charges (credits):
Interest on long-term debt and financing obligations	9,088	8,876	18,034	17,554
Other interest	193	128	348	45
Capitalized interest	(677)	(860)	(1,328)	(1,562)
Allowance for borrowed funds used during construction	(586)	(117)	(1,134)	(199)

	8,018	8,027	15,920	15,838

Income before income taxes	15,866	14,483	39,583	29,315
Income tax expense (benefit)	6,267	(766)	14,865	4,762

Net income	$9,599	$15,249	$24,718	$24,553

Basic earnings per share	$0.21	$0.32	$0.54	$0.51

Diluted earnings per share	$0.21	$0.31	$0.53	$0.50

Weighted average number of shares outstanding	45,698,262	48,283,607	45,816,757	48,207,994

Weighted average number of shares and dilutive potential shares outstanding	46,050,212	48,796,409	46,211,298	48,753,475

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except for share data)

	Twelve Months Ended June 30,
	2007	2006
Operating revenues	$829,938	$849,653

Energy expenses:
Fuel	229,233	260,185
Purchased and interchanged power	113,363	114,723

	342,596	374,908

Operating revenues net of energy expenses	487,342	474,745

Other operating expenses:
Other operations	194,971	182,444
Maintenance	51,726	62,256
Depreciation and amortization	68,502	69,121
Taxes other than income taxes	49,760	49,496

	364,959	363,317

Operating income	122,383	111,428

Other income (deductions):
Allowance for equity funds used during construction	2,679	883
Investment and interest income, net	8,196	5,820
Loss on extinguishments of debt	—	(143)
Miscellaneous non-operating income	1,131	543
Miscellaneous non-operating deductions	(3,867)	(4,559)

	8,139	2,544

Interest charges (credits):
Interest on long-term debt and financing obligations	36,132	34,899
Other interest	1,395	517
Capitalized interest	(3,346)	(4,107)
Allowance for borrowed funds used during construction	(1,380)	(556)

	32,801	30,753

Income before income taxes, extraordinary item and cumulative effect of accounting change	97,721	83,219
Income tax expense	36,169	22,846

Income before extraordinary item and cumulative effect of accounting change	61,552	60,373
Extraordinary gain on re-application of SFAS No. 71, net of tax	6,063	—
Cumulative effect of accounting change, net of tax	—	(1,093)

Net income	$67,615	$59,280

Basic earnings (losses) per share:
Income before extraordinary item and cumulative effect of accounting change	$1.32	$1.25
Extraordinary gain on re-application of SFAS No. 71, net of tax	0.13	—
Cumulative effect of accounting change, net of tax	—	(0.02)

Net income	$1.45	$1.23

Diluted earnings (losses) per share:
Income before extraordinary item and cumulative effect of accounting change	$1.31	$1.24
Extraordinary gain on re-application of SFAS No. 71, net of tax	0.13	—
Cumulative effect of accounting change, net of tax	—	(0.02)

Net income	$1.44	$1.22

Weighted average number of shares outstanding	46,478,096	48,035,488

Weighted average number of shares and dilutive potential shares outstanding	46,946,478	48,692,949

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2007	2006	2007	2006	2007	2006
Net income	$9,599	$15,249	$24,718	$24,553	$67,615	$59,280
Other comprehensive income (loss):
Unrecognized pension and postretirement benefit costs:
Reclassification adjustments included in net income for amortization of:
Prior service cost	(688)	—	(1,376)	—	(1,376)	—
Net loss	948	—	1,708	—	1,708	—
Minimum pension liability adjustment	—	—	—	—	16,923	(6,128)
Net unrealized gains (losses) on marketable securities:
Net holding gains (losses) arising during period	4,511	(612)	3,498	967	11,004	1,085
Reclassification adjustments for net (gains) losses included in net income	13	260	(119)	456	418	(263)
Net losses on cash flow hedges:
Reclassification adjustment for interest expense included in net income	69	65	137	131	269	254

Total other comprehensive income (loss) before income taxes	4,853	(287)	3,848	1,554	28,946	(5,052)

Income tax benefit (expense) related to items of other comprehensive income (loss):
Unrecognized pension and postretirement benefit costs	(97)	—	(107)	—	(107)	—
Minimum pension liability adjustment	—	—	—	—	(6,348)	2,299
Net unrealized gains (losses) on marketable securities	(905)	70	(676)	(285)	(2,284)	(165)
Gains (losses) on cash flow hedges	(25)	(25)	(51)	(49)	(101)	(96)

Total income tax benefit (expense)	(1,027)	45	(834)	(334)	(8,840)	2,038

Other comprehensive income (loss), net of tax	3,826	(242)	3,014	1,220	20,106	(3,014)

Comprehensive income	$13,425	$15,007	$27,732	$25,773	$87,721	$56,266

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$24,718	$24,553
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of electric plant in service	34,134	34,078
Amortization of nuclear fuel	9,788	6,593
Allowance for equity funds used during construction	(2,188)	(391)
Deferred income taxes, net	4,223	3,745
Excess tax benefits from long-term incentive plans	(2,220)	(663)
Other amortization and accretion	5,572	5,984
Gain on sale of asset	—	(58)
Other operating activities	(58)	153
Change in:
Accounts receivable	2,069	(11,159)
Inventories	(2,385)	(1,188)
Net undercollection of fuel revenues	4,481	17,324
Prepayments and other	(4,740)	804
Accounts payable	13,076	(3,872)
Taxes accrued	856	1,916
Interest accrued	84	50
Other current liabilities	670	388
Deferred charges and credits	36	(1,293)

Net cash provided by operating activities	88,116	76,964

Cash flows from investing activities:
Cash additions to utility property, plant and equipment	(55,244)	(42,792)
Cash additions to nuclear fuel	(17,145)	(8,124)
Proceeds from sale of assets	130	58
Capitalized interest and AFUDC:
Utility property, plant and equipment	(3,322)	(1,803)
Nuclear fuel	(1,328)	(349)
Allowance for equity funds used during construction	2,188	391
Decommissioning trust funds:
Purchases, including funding of $3.5 and $3.3 million, respectively	(42,706)	(19,199)
Sales and maturities	37,677	15,208
Other investing activities	477	1,726

Net cash used for investing activities	(79,273)	(54,884)

Cash flows from financing activities:
Proceeds from exercise of stock options	3,980	1,256
Repurchases of common stock	(14,070)	—
Financing obligations:
Proceeds	18,626	9,342
Payments	(9,791)	(8,124)
Excess tax benefits from long-term incentive plans	2,220	663
Other financing activities	(630)	(1,047)

Net cash (used for) provided by financing activities	335	2,090

Net increase in cash and temporary investments	9,178	24,170
Cash and temporary investments at beginning of period	40,101	7,956

Cash and temporary investments at end of period	$49,279	$32,126

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A.	Principles of Preparation

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Annual Report of El Paso Electric Company on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”). Capitalized terms used in this report and not defined herein have the meaning ascribed for such terms in the 2006 Form 10-K. In the opinion of the Company’s management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at June 30, 2007 and December 31, 2006; the results of its operations and comprehensive operations for the three, six and twelve months ended June 30, 2007 and 2006; and its cash flows for the six months ended June 30, 2007 and 2006. The results of operations and comprehensive operations and the cash flows for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full calendar year.

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

Stock-Based Compensation. The Company has a stock-based long-term incentive plan. Effective January 1, 2006, the Company adopted SFAS No. 123 (revised) “Accounting for Stock – Based Compensation,” which requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with some limited exceptions). Such cost will be recognized over the period during which an employee is required to provide service in exchange for the award (the “requisite service period”) which typically will be the vesting period. Compensation cost is not recognized for anticipated forfeitures prior to vesting of equity instruments. SFAS No. 123 (revised) applies to all awards granted after January 1, 2006 and to awards modified, repurchased or cancelled after that date. Additionally, compensation cost for outstanding awards for which the requisite service has not been rendered as of January 1, 2006 shall be expensed as the requisite service is rendered on or after such date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for proforma disclosure under SFAS No. 123. SFAS No. 123 (revised) replaces SFAS No. 123, “Accounting for Stock – Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. See Note D.

Revenues. Accounts receivable include accrued unbilled revenues of $19.4 million and $18.0 million at June 30, 2007 and December 31, 2006, respectively. The Company presents sales net of sales taxes in its consolidated statements of operations.

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

Supplemental Cash Flow Disclosures (in thousands)

	Six Months Ended June 30,
	2007	2006
Cash paid for:
Interest on long-term debt and financing obligations	$17,076	$16,464
Income taxes	13,246	—
Non-cash financing activities:
Grants of restricted shares of common stock	3,445	1,474

B.	Regulation

General

The rates and services of the Company are regulated by incorporated municipalities in Texas, the Texas Commission, the NMPRC, and the FERC. The Texas Commission and the NMPRC have jurisdiction to review municipal orders, ordinances, and utility agreements regarding rates and services within their respective states and over certain other activities of the Company. The FERC has jurisdiction over the Company's wholesale transactions. The decisions of the Texas Commission, NMPRC and the FERC are subject to judicial review.

Texas Regulatory Matters

Texas Freeze Period. The Company has entered into agreements (“Texas Rate Agreements”) with the City of El Paso, Texas Commission Staff and other parties in Texas that provide for most retail base rates to remain at their current level through June 30, 2010. During the rate freeze period, if the Company's return on equity falls below the bottom of a defined range, the Company has the right to initiate a rate case and seek an adjustment to base rates. If the Company's return on equity exceeds the top of the range, the Company will refund an amount equal to 50% of the pre-tax return in excess of the

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ceiling. The range is based upon a risk premium above average comparable credit quality bond yields, and at current rates, would be a range of approximately 8.3% to 12.3%.

Fuel and Purchased Power Costs. Although the Company's base rates are frozen under the Texas Rate Agreements, pursuant to Texas Commission rules and the Texas Rate Agreements, the Company’s fuel costs including purchased power energy costs are passed through to its customers. In January and July of each year, the Company can request adjustments to its fixed fuel factor to more accurately reflect projected energy costs associated with providing electricity, seek recovery of past undercollections of fuel revenues, and refund past overcollections of fuel revenues. All such fuel revenue and expense activities are subject to periodic final review by the Texas Commission in fuel reconciliation proceedings. Pursuant to Texas Commission rules, the Company must file, by August 31, 2007, a fuel reconciliation for the three-year period ending February 28, 2007.

On January 5, 2006, the Company filed a petition (“PUC Docket No. 32240”) with the Texas Commission to increase its fixed fuel factors and to surcharge under-recovered fuel costs as a result of increased fuel costs. The Company requested an increase in its Texas jurisdiction fixed fuel factors of $30.8 million or 16% annually to reflect an average cost of natural gas of $9.35 per MMBtu. The Company also requested a fuel surcharge to recover over a twelve-month period approximately $34 million of fuel undercollections, including interest, for under-recoveries for the period September 2005 through November 2005. The requested fuel factor and fuel surcharge were placed into effect on an interim basis subject to refund effective with February 2006 bills to customers. This proceeding was abated pending the Texas Commission’s decision in the margin sharing proceeding, PUC Docket No. 32289, which was approved December 8, 2006. The Company filed a unanimous settlement with the Texas Commission to resolve all issues in this docket on January 24, 2007. The settlement requested approval of the fuel surcharge and fuel factor for the period February 2006 through January 2007, the end of the surcharge period. In addition, the Company agreed to reduce its fixed fuel factors by 10% reducing annual fuel recoveries by approximately $20.0 million per year. The revised fixed fuel factors reflect natural gas prices of approximately $7.80 per MMBtu. The new fuel factors were approved on an interim basis and placed into effect with customer bills in February 2007. A final order approving the settlement in PUC Docket No. 32240 was issued by the Texas Commission on March 15, 2007.

Generation CCN Filing. On July 6, 2007, the Company filed a petition with the Texas Commission requesting a Certificate of Convenience and Necessity (“CCN”) for two generating facilities. The first such facility is a natural-gas fueled power generating unit to be located at an existing plant site in the City of El Paso. This facility is known as Newman Unit 5. The Newman Unit 5 project consists of 280 to 290 MW of natural gas-fired combined cycle generating capacity that the Company presently plans to construct in two phases. The first phase includes two 70 MW gas turbines to be installed by the peak of 2009. The second phase converts the unit into a combined cycle combustion turbine with a total capacity of 280 to 290 MW and is expected to be completed by the peak of 2010.

The Newman Unit 5 will operate mostly in a baseload manner, but can also be used in a load following manner. It will be the most efficient gas-fired unit on the Company’s system when operated in combined cycle. The total estimated cost of the project including allowance for funds used during construction is $245 million.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company is also seeking a CCN for two renewable energy wind turbines currently operating at the Hueco Mountains Wind Ranch, the acquisition of which the Texas Commission had previously found to be consistent with the public interest.

2007 Energy Efficiency Legislation. The Texas legislature passed new energy efficiency legislation in June 2007. The new legislation establishes new and increased goals for additional cost-effective energy efficiency for residential and commercial customers equivalent to at least (i) 10% of the annual growth in demand for residential and commercial customers by December 31, 2007; (ii) 15% of the annual growth by December 31, 2008; and (iii) 20% of the annual growth by December 31, 2009. Among other things, the new legislation requires the Texas Commission to establish an energy efficiency cost recovery factor for ensuring cost recovery for utility expenditures made to satisfy the energy efficiency goal. The legislation provides that utilities that are unable to establish an energy efficiency cost recovery factor in a timely manner due to a rate freeze will be allowed to defer the costs of complying with the energy efficiency goal and recover such deferred costs at the end of the rate freeze period.

New Mexico Regulatory Matters

2007 New Mexico Stipulation. On July 3, 2007, the NMPRC issued a Final Order approving a stipulation (“2007 New Mexico Stipulation”) addressing all issues in the 2006 rate filing Case No. 06-00258-UT. On July 26, 2007, the NMPRC modified its Final Order to clarify that its approval of the Stipulation did not preclude the NMPRC from examining the Company’s rates upon its own motion at any time prior to the date stipulated for the Company's next rate filing. The 2007 New Mexico Stipulation provides for a $5.8 million non-fuel base rate increase and a $0.3 million fuel and purchased power decrease relative to test year rates. The 2007 New Mexico Stipulation reflects average natural gas costs of $7.20 per MMBtu for the June 2007 through May 2008 forecast period. Most of the Company's fuel and purchased power costs during the period of the 2007 New Mexico Stipulation are expected to be recovered through base rates. Any difference between actual fuel and purchased power costs and the amount included in base rates will be recovered or refunded through the Fuel and Purchased Power Cost Adjustment Clause (“FPPCAC”). Rates will continue in effect until changed by the NMPRC after the Company’s next rate case. The 2007 New Mexico Stipulation requires the Company to file its next general rate case no later than May 30, 2009 using a base period of the twelve months ending December 31, 2008. Under NMPRC statutes, new rates would become effective no later than July 2010.

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

Notice of Investigation of Rates. On August 3, 2007, the Company received by mail a “Notice of Investigation of Rates of El Paso Electric Company” from the NMPRC in Case No. 07-00317-UT (the “Notice”). In the Notice, the NMPRC stated that there was “probative information before it indicating that an investigation into [the Company’s] rates, particularly its commercial and industrial rates, resulting from [the 2007 New Mexico Stipulation] is justified at this time.” As a result, the NMPRC has initiated an investigation of the Company's rates in New Mexico and has instructed the Company to file by October 24, 2007 a fully allocated cost of service study based on the twelve-month period ended March 31, 2007. The Company and its New Mexico regulatory counsel are currently considering a range of actions in response to the NMPRC’s Notice. The Company is unable at this time to predict the potential financial impact of any proceeding arising from the Notice.

Renewables. The New Mexico Renewable Energy Act of 2004 as amended by the 2007 New Mexico legislature requires that, by January 1, 2006, renewable energy comprise no less than 5% of the Company's total retail sales to New Mexico customers. The requirement increases by 1% annually until January 1, 2011, when the renewable portfolio standard shall reach a level of 10% of the Company's total retail sales to New Mexico customers. After 2011, the renewable portfolio standard, as a percentage of total retail sales to New Mexico customers, increases to 15% by 2015 and 20% by 2020. The Company has met all requirements to date. On September 1, 2006, the Company filed its annual procurement plan detailing its proposed actions to comply with the Renewable Energy Act through 2011.

The Company must file its 2007 Annual Procurement Plan prior to September 1, 2007. The NMPRC approved the Company’s 2006 annual procurement plan in December 2006, which includes (i) a contract to purchase renewable energy certificates (“RECs”) for full requirements in 2006 and 2007 and approximately 50% of the Company's requirements in 2008 through 2011 and (ii) the deferral for future recovery of up to $0.2 million in costs related to the issuance of a diversity RFP for renewable resources and for investigation of small projects to meet the remaining requirements in the 2008 to 2011 timeframe and thereafter. In addition, the NMPRC authorized the Company to enter into two 20-year purchased power agreements to purchase energy from an 8 MW low-emissions biomass generating facility and from a 6 kW solar energy generating facility. Both generating facilities will be located within the Company's New Mexico service area. Costs incurred by the Company to purchase RECs to meet the requirements of the New Mexico Renewable Energy Act are to be recovered through the FPPCAC as purchased power costs from New Mexico customers pursuant to the Renewable Energy Act and the NMPRC Final Order in NMPRC Case No. 05-00231-UT. The NMPRC’s decision in that case to allow recovery of REC costs through the FPPCAC has been appealed to the New Mexico Supreme Court by the New Mexico Industrial Energy Consumers, and oral argument was heard on April 10, 2007. The Company is unable to predict how the New Mexico Supreme Court will rule in this proceeding.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2007 Long-Term Incentive Plan. On May 18, 2007, the Company filed for NMPRC approval for issuance of common stock for purposes of incentives and compensation. Supplemental testimony was filed and the Hearing Examiner issued a Recommended Decision recommending that the securities transactions related to issuance of new stock be approved. The Company is awaiting further action or a final decision by the NMPRC.

Generation CCN Filing. On July 18, 2007, the Company filed its application for issuance of a CCN to construct and operate Newman Unit 5. This case has been designated as NMPRC Utility Case No. 07-00301-UT. The NMPRC may issue a decision by April 2008 unless it finds good cause to extend its order until October 2008.

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

Long-Term Incentive Plans

On May 2, 2007, the Company’s shareholders approved a stock-based long-term incentive plan (the “2007 Plan”) and authorized the issuance of up to one million shares of common stock for the benefit of directors and employees. Under the plan, common stock may be issued through the award or grant of non-statutory stock options, incentive stock options, stock appreciation rights, restricted stock, bonus stock, performance stock, cash-based awards and other stock-based awards. Subject to applicable regulatory approvals, the Company may issue new shares, purchase shares on the open market, or issue shares from shares the Company has repurchased to meet the share requirements of these plans.

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

Stock Options. Stock options have been granted at exercise prices equal to or greater than the market value of the underlying shares at the date of grant. The fair value for these options was estimated at the grant date using the Black-Scholes option pricing model. The options expire ten years from the date of grant unless terminated earlier by the Board of Directors. No stock options were granted during 2005, 2006 or the first six months of 2007.

The following table summarizes the transactions in the Company’s stock options for the first six months of 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(In thousands)
Options outstanding at December 31, 2006	957,888	$12.45
Options exercised	(274,000)	12.44

Options outstanding at March 31, 2007	683,888	12.45
Options exercised	(80,000)	7.15

Options outstanding at June 30, 2007	603,888	13.16	4.20	$6,886

Exercisable at June 30, 2007	583,888	13.17	4.13	6,650

The Company received approximately $4.0 million in cash for the 354,000 stock options exercised in the first six months of 2007. During the first six months of 2007, the Company realized $1.9 million in current tax benefits from the exercise of stock options. The intrinsic value of stock options exercised during the three months ended June 30, 2007 and 2006 was $1.6 million and $1.1 million, respectively. The intrinsic value of stock options exercised during the six months ended June 30, 2007 and 2006 was $4.8 million and $2.7 million, respectively. The intrinsic value of stock options exercised during the twelve months ended June 30, 2007 and 2006 was $7.7 million and $5.3 million, respectively. No options vested during the three months ended June 30, 2007 and 2006. The fair value at grant date of options vested during the six months ended June 30, 2007 and 2006 was $0.8 million and $1.2 million, respectively. The fair value at grant date of options vested during the twelve months ended June 30, 2007 and 2006 was $0.8 million and $1.2 million, respectively. No options were forfeited or expired during the first six months of 2007.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Shares	Weighted Average Grant Date Fair Value
Nonvested options at December 31, 2006	140,000	$6.14
Options vested	(120,000)	6.37

Nonvested options at June 30, 2007	20,000	4.82

The Company recorded compensation cost of less than $0.1 million and $0.2 million in the three months ended June 30, 2007 and 2006, respectively, related to the outstanding unvested stock option awards and the tax benefit and capitalized costs related to these compensation costs were less than $0.1 million, respectively. The Company recorded compensation cost of less than $0.1 million and $0.4 million in the six months ended June 30, 2007 and 2006, respectively, related to the outstanding unvested stock option awards and the tax benefit and capitalized costs related to these compensation costs were less than $0.1 million for the six months ended June 30, 2007 and 2006. The Company recorded compensation cost of $0.4 million and $0.4 million in the twelve months ended June 30, 2007 and 2006, respectively, related to the outstanding unvested stock option awards and the tax benefit and capitalized costs related to these compensation costs were $0.2 million and $0.2 million, respectively. The unvested stock option awards have remaining less than $0.1 million unrecognized compensation cost. That cost is expected to be recognized in the remainder of 2007. The weighted average aggregate fair value at grant date of these unvested stock options is $0.1 million.

Restricted Stock. The Company has awarded restricted stock under its long-term incentive plans. Restrictions from resale generally lapse and awards vest over periods of one to five years. The market value of vested restricted stock awards is expensed at the time of grant. The market value of the unvested restricted stock at the date of grant is included in Capital in Excess of Stated Value in Common Stock Equity and is amortized to expense over the restriction period. Compensation costs is not recognized for anticipated forfeitures prior to vesting. On May 18, 2007, the Company entered into an employment separation agreement with Gary Hedrick, the Company’s chief executive officer. As part of this separation agreement, Mr. Hedrick forfeited 100% of his unvested restricted shares. As a result, the Company revised its estimated forfeiture rates and reduced its compensation costs accordingly.

Approximately $0.3 million and $0.4 million was charged to expense related to the restricted stock awards for the three months ended June 30, 2007 and 2006, respectively. The deferred tax benefit related to these expenses was $0.1 million and $0.2 million for the three months ended June 30, 2007 and 2006, respectively. Approximately $0.7 million and $0.8 million was charged to expense related to the restricted stock awards for the six months ended June 30, 2007 and 2006, respectively. The deferred tax benefit related to these expenses was $0.3 million for the six months ended June 30, 2007 and 2006. Approximately $1.4 million and $1.6 million was charged to expense related to restricted stock awards for the twelve months ended June 30, 2007 and 2006, respectively. The deferred tax benefit related to these expenses was $0.6 million for the twelve months ended June 30, 2007 and 2006. The Company realized $0.6 million, $0.7 million and $0.9 million of current tax benefits from the issuance of restricted stock for the three, six and twelve months ended June 30, 2007. The Company realized $0.2 million,

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

$0.3 million and $0.3 million of current tax benefits from the issuance of restricted stock for the three, six and twelve months ended June 30, 2006. Any capitalized costs related to these expenses would be less than $0.1 million for all periods.

The aggregate intrinsic value for restricted stock vested during the three months ended June 30, 2007 and 2006 was $1.5 million and $1.0 million, respectively. The aggregate intrinsic value for restricted stock vested during the six months ended June 30, 2007 and 2006 was $1.7 million and $1.3 million, respectively. The aggregate intrinsic value for restricted stock vested during the twelve months ended June 30, 2007 and 2006 was $2.3 million and $1.4 million, respectively. The fair value at grant date for restricted stock vested during the three months ended June 30, 2007 and 2006 was $1.0 million. The fair value at grant date for restricted stock vested during the six months ended June 30, 2007 and 2006 was $1.2 million. The fair value at grant date for restricted stock vested during the twelve months ended June 30, 2007 and 2006 was $1.6 million and $1.3 million, respectively. The outstanding restricted stock has remaining $2.4 million of unrecognized expense at June 30, 2007 that is expected to be recognized over the weighted average remaining contractual term of the outstanding restricted stock of approximately 1.25 years. The aggregate intrinsic value of the 129,486 outstanding restricted shares at June 30, 2007 was $3.2 million.

The following table summarizes the unvested restricted stock transactions for 2007:

	Total Shares	Weighted Average Grant Date Fair Value
Restricted shares outstanding at December 31, 2006	110,854	$19.32
Restricted stock awards	23,758	23.50
Lapsed restrictions and vesting	(11,841)	14.78

Restricted shares outstanding at March 31, 2007	122,771	20.57
Restricted stock awards	83,171	27.47
Lapsed restrictions and vesting	(52,706)	19.34
Forfeitures	(23,750)	21.33

Restricted shares outstanding at June 30, 2007	129,486	25.34

The weighted average fair values at grant date for restricted stock awarded during the three months ended June 30, 2007 and 2006 are $27.28 and $19.39, respectively. The weighted average fair values at grant date for restricted stock awarded during the six months ended June 30, 2007 and 2006 are $26.44 and $19.80, respectively. The weighted average fair values at grant date for restricted stock awarded during the twelve months ended June 30, 2007 and 2006 are $26.32 and $19.68, respectively.

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

Performance Shares. The Company has granted performance share awards to certain officers under the Company’s existing long-term incentive plans, which provide for issuance of Company stock based on the achievement of certain performance criteria over a three-year period. The payout varies between 0% to 200% of performance shares. On January 1, 2007, 58,650 performance shares were issued at the 150% performance level with a total cost of $0.7 million which had been expensed ratably between 2004 and 2006. The Company realized $0.6 million of current tax benefits from the issuance of performance shares in the six and twelve months ended June 30, 2007. The requisite service period for these shares ended December 31, 2006, and the shares had an aggregate intrinsic value of $1.4 million. On January 1, 2008, 2009 and 2010, subject to meeting certain performance criteria, additional performance shares will be issued. In accordance with SFAS No. 123 (revised), the Company will recognize the related compensation expense by ratably amortizing the grant date fair market value of awards over the requisite service period and the compensation expense will only be adjusted for forfeitures. The actual number of shares issued can range from zero to 292,682 shares.

The fair market value at the date of grant for the four separate grants of performance shares was based upon a Monte Carlo simulation. The Monte Carlo simulation reflected the structure of the performance plan which calculates the share payout on performance of the Company relative to a defined peer group over a three-year performance period based upon total return to shareholders. The fair market value was determined as the average payout of one million simulation paths discounted to the grant date using a risk-free interest rate based upon the constant maturity treasury rate yield curve at the grant date. The expected volatility of total return to shareholders is calculated in accordance with the plan's term structure and includes the volatilities of all members of the defined peer group.

The following table summarizes the outstanding performance share awards at the 100% performance level:

	Number Outstanding	Weighted Average Grant Date Fair Value
Performance shares outstanding at December 31, 2006	174,100	$19.92
Performance share awards	94,480	22.78
Performance shares lapsed and issued	(41,239)	18.46
Performance shares forfeited	(81,000)	20.69

Performance shares outstanding at June 30, 2007	146,341	21.75

The outstanding performance awards have remaining $1.6 million of unrecognized expense at June 30, 2007 that is expected to be recognized over the weighted average remaining contractual term of the awards of approximately 1.8 years. The aggregate intrinsic value of the 146,341 shares of outstanding awards (based on 100% level) at June 30, 2007 was $3.6 million. The weighted average grant date fair value of performance shares awarded during the three months ended June 30, 2007 and

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2006 was $30.18 and $18.37, respectively. The weighted average grant date fair value of performance shares awarded during the six and twelve months ended June 30, 2007 and 2006 was $22.78 and $18.37, respectively. The fair value and intrinsic values of performance shares which vested in the three, six and twelve months ended June 30, 2007 and 2006 was $0.8 million for all periods.

On May 18, 2007, the Company entered into an employment separation agreement with Gary Hedrick, the Company’s chief executive officer. As part of this separation agreement, Mr. Hedrick forfeited 100% of his unvested performance shares. As a result, the Company revised its forfeiture rates related to performance shares which resulted in a cumulative adjustment which reduced operating expense by $0.7 million pretax and $0.4 million after-tax. For the three and six months ended June 30, 2007, the Company recorded a net reduction of $0.4 million and $0.1 million, respectively, to compensation expense for the performance share awards which included the cumulative adjustment. The deferred tax expense for the three and six months ended June 30, 2007 was $0.2 million and $0.1 million, respectively. For the three months ended June 30, 2006, the Company recorded compensation expense of $0.3 million and a deferred tax benefit of $0.1 million. During the first quarter of 2006, the Company recorded a cumulative adjustment to operating expense related to 2004 and 2005 performance stock awards to reflect the implementation of SFAS No. 123 (revised) which reduced expense by $0.7 million pretax and $0.4 million after-tax. For the six months ended June 30, 2006, the Company recorded a net reduction of $0.1 million to compensation expense for the performance share awards which included the cumulative adjustment. Deferred tax expense related to compensation expense for the six months ended June 30, 2006 was $0.1 million.

Prior to implementing SFAS No. 123 (revised) the Company recognized compensation expense for performance share awards by ratably amortizing their fair market value at the end of the reporting period based on the Company’s performance at that time over the performance cycles. The Company recorded compensation expense related to performance share awards of $0.4 million and $1.0 million for the twelve months ended June 30, 2007 and 2006, respectively. The deferred taxes related to these expenses was $0.2 million and $0.4 million for the twelve months ended June 30, 2007 and 2006, respectively.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Proforma Results. If compensation expense for the plans had been amortized on a straight-line basis over the vesting period, consistent with the provisions of SFAS No. 123 (revised), “Accounting for Stock-Based Compensation,” the Company’s net earnings and earnings per share for the twelve months ended June 30, 2006 would have been reduced to the proforma amounts presented below (in thousands, except for per share data):

Twelve Months Ended June 30, 2006
Net income (loss), as reported	$59,280
Deduct: Compensation expense, net of tax	437

Proforma net income (loss)	$58,843

Basic earnings (losses) per share:
As reported	$1.23
Proforma	1.22
Diluted earnings (losses) per share:
As reported	1.22
Proforma	1.21

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

Common Stock Repurchase Program

In September 2006, the Board of Directors (the “Board”) authorized the repurchase of up to 2.3 million shares of the Company’s outstanding common stock (the “2006 Plan”). The shares authorized under the 2006 Plan are in addition to the shares which were available under a repurchase program previously approved by the Board in February 2004 (the “2004 Plan”). During 2006 and 2007, the Company has repurchased 3,249,920 shares of common stock at an aggregate cost of $76.5 million, including 1,500 shares of common stock repurchased during the second quarter of 2007 at an aggregate cost of less than $0.1 million. As of June 30, 2007, no shares remain available under the 2004 Plan, and approximately 0.8 million shares remain authorized to be repurchased under the 2006 Plan. The Company may in the future make purchases of its stock pursuant to its stock repurchase plan at open market prices and may engage in private transactions, where appropriate. The repurchased shares will be available for issuance under the long-term incentive plans and other benefit plans or may be retired.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Reconciliation of Basic and Diluted Earnings Per Share

The reconciliation of basic and diluted earnings per share before extraordinary item and cumulative effect of accounting change is presented below:

	Three Months Ended June 30,
	2007			2006
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands)			(In thousands)
Basic earnings per share:
Net income	$9,599	45,698,262	$0.21	$15,249	48,283,607	$0.32

Effect of dilutive securities:
Unvested restricted stock	—	37,747		—	47,557
Unvested performance awards	—	66,640		—	77,933
Stock options	—	247,563		—	387,312

Diluted earnings per share:
Net income	$9,599	46,050,212	$0.21	$15,249	48,796,409	$0.31

	Six Months Ended June 30,
	2007			2006
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands)			(In thousands)
Basic earnings per share:
Net income	$24,718	45,816,757	$0.54	$24,553	48,207,994	$0.51

Effect of dilutive securities:
Unvested restricted stock	—	55,623		—	46,670
Unvested performance awards	—	69,939		—	82,642
Stock options	—	268,979		—	416,169

Diluted earnings per share:
Net income	$24,718	46,211,298	$0.53	$24,553	48,753,475	$0.50

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Twelve Months Ended June 30,
	2007			2006
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands)			(In thousands)
Basic earnings per share:
Income before extraordinary item and cumulative effect of accounting change	$61,552	46,478,096	$1.32	$60,373	48,035,488	$1.25

Effect of dilutive securities:
Unvested restricted stock	—	61,936		—	60,084
Unvested performance awards	—	80,795		—	106,920
Stock options	—	325,651		—	490,457

Diluted earnings per share:
Income before extraordinary item and cumulative effect of accounting change	$61,552	46,946,478	$1.31	$60,373	48,692,949	$1.24

No options were excluded from the computation of diluted earnings per share in 2007 and 2006.

E.	Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and in the states of Texas, New Mexico and Arizona. The Company is no longer subject to tax examination by the taxing authorities in the federal or state jurisdictions for years prior to 1999. The Company’s federal tax returns for the years 1999 through 2004 have been examined by the IRS. On June 12, 2007, the Company received the IRS notice of proposed deficiency for the tax years 1999 through 2004. A previous IRS notice of proposed deficiency had been received for the years 1999 through 2002 in 2005. The primary audit adjustments proposed by the IRS related to (i) whether the Company was entitled to currently deduct payments related to the repair of the Palo Verde Unit 2 steam generators or whether these payments should be capitalized and depreciated and (ii) whether the Company was entitled to currently deduct payments related to the dry cask storage facilities for spent nuclear fuel or whether these payments should be capitalized and depreciated. A tax deficiency was also received proposing to include in taxable income capital costs paid by third parties for construction of a switchyard. The third parties have indemnified the Company against any tax liability. The proposed IRS adjustments would affect the timing of these deductions not their ultimate deductibility for federal tax purposes. The Company protested the audit adjustments through administrative appeals for the initial audit of 1999 through 2002 and will protest these issues pursuant to the current audit. The Company believes that its treatment of the payments is supported by substantial legal authority.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A deficiency notice relating to the Company’s 1998 through 2003 income tax returns in Arizona contests a pollution control credit and the payroll apportionment factor. The Company is contesting these adjustments.

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the implementation of FIN 48, the Company recognized a $1.9 million decrease in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007, balance of retained earnings. A reconciliation of the December 31, 2006 and June 30, 2007 amount of unrecognized tax benefits is as follows:

Six Months Ended June 30, 2007
(In millions)
Balance at December 31, 2006	$23.0
Additions based on tax positions related to the current year	0.5
Additions for tax positions of prior years	1.6
Reductions for tax positions of prior years	(1.0)

Balance at June 30, 2007	$24.1

The Company has determined that the ultimate deductibility of the federal tax positions as of June 30, 2007 are “highly certain”, as such term is defined in FIN 48, but the timing of such deductibility is uncertain. Because of the impact of deferred tax accounting, the disallowance of the shorter deductibility period does not change the amount of tax expense other than associated interest and penalties. However, the timing of cash payments to the federal taxing authority would be affected.

The Company recognizes in tax expense interest and penalties related to tax benefits that have not been recognized. During the six month periods ended June 30, 2007 and June 30, 2006, the Company recognized approximately $0.1 million and $0.2 million, respectively, in interest. During the twelve month periods ended June 30, 2007 and June 30, 2006, the Company recognized approximately $0.1 million and $0.4 million, respectively, in interest. The Company had approximately $2.0 million and $1.9 million for the payment of interest and penalties accrued at June 30, 2007 and June 30, 2006, respectively.

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

Federal Regulatory Matters

In January 2006, the Company filed a complaint with the FERC to interpret the terms of a Power Exchange and Transmission Agreement (the “Transmission Agreement”) entered into with TEP in 1982. TEP claimed that, under the Transmission Agreement, it was entitled to up to 400 MW of transmission rights on the Company’s transmission system that would enable it to transmit power from a new generating station (the Luna Energy Facility (“LEF”) located near Deming, New Mexico) to Arizona. The Company asserted that TEP’s rights under the Transmission Agreement do not include transmission rights necessary to transmit such power as contemplated by TEP and that TEP must acquire any such rights in the open market from the Company at applicable tariff rates or from other transmission providers. During 2006 the Company recorded $3.1 million of transmission revenues under its transmission tariffs from TEP. No revenue has been recognized in 2007 for comparable transmission sales to TEP. While the Company and TEP continue to work towards a settlement, the FERC proceedings for this complaint have been completed and briefs are currently being filed with the administrative law judge. An initial decision of the administrative law judge is expected no later than January 30, 2008. The Company believes that it is not probable that TEP will ultimately prevail. The Company cannot predict the outcome of this case. An adverse ruling by the FERC could have a negative effect on the Company’s results of operations.

Power Purchase and Sale Contracts

To supplement its own generation and operating reserves, the Company entered into a 20-year contract, beginning in 2006, for the purchase of up to 133 MW of capacity and associated energy from SPS. This contract includes a demand charge, fuel charge, variable operations and maintenance charge, and a transmission charge. The contract provides that, in the event the transactions thereunder are subject to adverse regulatory action, the affected party may initiate discussions with the other party to assess whether modifications to the agreement may be appropriate. If the parties are unable to reach a mutually satisfactory resolution within six months, either party may terminate the contract by providing not less than two years' prior written notice to the other party. In October 2006, the Company received notice from SPS alleging that SPS has been subject to adverse regulatory action by the Texas Commission in a fuel surcharge proceeding (Docket No. 32685) which purportedly determined that SPS should assign incremental fuel costs to the contract. The contract provides for SPS to charge average fuel costs. On July 27, 2007, the Texas Commission issued a ruling in a SPS rate case and fuel reconciliation proceeding, Docket No. 32766, finding that effective with the date of the order, SPS’s

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

sale of energy to the Company should reflect incremental fuel costs rather than average fuel costs for purposes of determining SPS’s retail fuel rates. SPS has reasserted its claim of an adverse regulatory action under the contract based upon the Texas Commission’s decision and SPS has stated that it intends to terminate the contract early. Unless the Company and SPS agree to modify the contract, the Company would need to replace the power available to it under the SPS contract upon its termination.

The Company entered into a contract to sell up to 100 MW of firm energy and 50 MW of contingent energy to Imperial Irrigation District (“IID”) which began May 1, 2007 and continues through April 30, 2009. The contract also provides for the Company to provide up to 100 MW of firm energy and 40 MW of contingent energy beginning May 1, 2009 through April 30, 2010. To ensure that power is available to meet the IID contract demand, the Company entered into a contract to purchase up to 100 MW of firm energy from CreditSuisse Energy, LLC, effective May 1, 2007. This contract provides for up to 100 MW of firm energy to be delivered at Palo Verde through April 30, 2010 and 50 MW of energy delivered at Four Corners in the months of July through September in 2007 and May through September for the years 2008 through 2010. These agreements are subject to approval by the FERC.

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

These laws and regulations are subject to change and, as a result of those changes, the Company may face additional capital and operating costs to comply. For example, recent developments have created an increasing possibility of future regulation relating to climate change and greenhouse gas emissions. In Congress, there have been and will continue to be many hearings relating to climate change issues and many bills introduced to impose regulation. The State of New Mexico, where we operate one facility and have an interest in another facility, also is pursuing an initiative to reduce greenhouse gas emissions. If the United States or individual states in which we operate were to regulate greenhouse gas emissions, the Company’s fossil fuel generation assets are likely to face additional costs for monitoring, reporting, and controlling these emissions. A significant portion of the Company’s generation assets are nuclear and gas-fired which are often viewed as having no and lower emissions of greenhouse gases, respectively, than some other types of power generation facilities. As a result, the Company does not believe such regulations would impose greater burdens on the Company than on most other electric utilities. But environmental regulations can change rapidly and those changes are often difficult to predict. While the Company strives to prepare for and implement actions necessary to comply with changing environmental regulations, substantial expenditures may be required for the Company to comply with such regulations in the future.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company analyzes the costs of its obligations arising from environmental matters on an ongoing basis and believes it has made adequate provision in its financial statements to meet such obligations. As a result of this analysis, the Company has a provision for environmental remediation obligations of approximately $1.9 million as of June 30, 2007, which amounts are related to compliance with federal and state environmental standards. However, unforeseen expenses associated with environmental compliance or remediation may occur and could have a material adverse effect on the future operations and financial condition of the Company.

The Company incurred the following expenditures during the three, six and twelve months ended June 30, 2007 and 2006 to comply with federal environmental statutes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2007	2006	2007	2006	2007	2006
Clean Air Act	$547	$392	$805	$489	$1,519	$1,020
Clean Water Act (1)	492	801	884	975	1,913	2,347

(1)	Includes $1.1 million in remediation costs for the twelve months ended June 30, 2006.

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

On April 4, 2007, the Company submitted its application for a New Source Review Air Quality Permit/Prevention of Significant Deterioration (“PSD”) permit to the TCEQ for the new natural-gas

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

electric generating units to be located at its existing Newman plant site in the City of El Paso. This facility is known as Newman Unit 5. See Note B – Regulation – Texas Regulatory Matters – Generation CCN Filing. The Company expects to receive approval of its PSD application in early 2008. Additional permits other than the PSD are not required to begin construction of these new generating units because Newman Unit 5 will be constructed at an existing plant site and other permits are currently in place which will incorporate Newman Unit 5.

In May 2007, the Environmental Protection Agency finalized a new Federal Implementation Plan which addresses emissions at the Four Corners Station in northwestern New Mexico of which the Company owns a 7% interest of Units 4 and 5. Arizona Public Service, the Four Corners operating agent, has filed suit against the Environmental Protection Agency relating to this new federal implementation plan in order to resolve issues involving operating flexibility for emission opacity standards. The Company cannot predict the outcome of the suit filed against the Environmental Protection Agency or whether compliance with the new requirements could have an adverse effect on its capital and operating costs.

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

See Note B for discussion of the effects of regulation on the Company.

H.	Employee Benefits

Separation Agreement with Gary Hedrick

On May 15, 2007, the Company announced the appointment of Ershel C. Redd, Jr. as its President and Chief Executive Officer and a member of the Company’s Board of Directors. Mr. Redd succeeds Gary Hedrick.

On May 18, 2007, the Company entered into an employment separation agreement with Gary Hedrick. In satisfaction of any and all obligations (other than accrued compensation and benefits under health, welfare and retirement plans) resulting from Mr. Hedrick’s 30 years of service to the Company, he will receive a $1.8 million lump sum payment, in addition to two-and-one half years of Company-paid medical benefits and severance payments. In addition, Mr. Hedrick has agreed to provide part-time consulting services to the Company for a period of time. All of Mr. Hedrick’s unvested restricted shares and performance shares awarded in accordance with the Company’s long-term incentive plan were forfeited which resulted in a net cumulative adjustment of $0.9 million as reduced compensation costs, see Note D.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Retirement Plans

The net periodic benefit cost recognized for the three, six and twelve months ended June 30, 2007 and 2006 is made up of the components listed below as determined using the projected unit credit actuarial cost method (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2007	2006	2007	2006	2007	2006
Components of net periodic benefit cost:
Service cost	$1,442	$1,425	$2,817	$2,851	$5,573	$5,433
Interest cost	3,080	2,759	6,028	5,517	11,639	10,833
Expected return on plan assets	(3,131)	(2,789)	(6,268)	(5,578)	(11,719)	(10,286)
Amortization of:
Net of loss	949	1,151	1,709	2,302	3,908	4,434
Prior service cost	29	29	58	58	116	115

Net periodic benefit cost	$2,369	$2,575	$4,344	$5,150	$9,517	$10,529

During the six months ended June 30, 2007, the Company contributed $7.8 million of its projected $13.6 million 2007 annual contribution to its retirement plans.

Other Postretirement Benefits

The net periodic benefit cost recognized for the three, six and twelve months ended June 30, 2007 and 2006 is made up of the components listed below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2007	2006	2007	2006	2007	2006
Components of net periodic benefit cost:
Service cost	$1,043	$1,030	$2,250	$2,060	$4,774	$4,435
Interest cost	1,755	1,532	3,413	3,064	6,111	6,397
Expected return on plan assets	(425)	(368)	(848)	(736)	(1,590)	(1,427)
Amortization of:
Prior service cost	(718)	(694)	(1,435)	(1,388)	(2,916)	(1,565)

Net periodic benefit cost	$1,655	$1,500	$3,380	$3,000	$6,379	$7,840

During the six months ended June 30, 2007, the Company contributed $2.0 million of its projected $3.4 million 2007 annual contribution to its postretirement plan.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

E1 Paso Electric Company:

We have reviewed the condensed consolidated balance sheet of E1 Paso Electric Company and subsidiary as of June 30, 2007, the related condensed consolidated statements of operations and comprehensive operations for the three-month, six-month and twelve-month periods ended June 30, 2007 and 2006, and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2007 and 2006. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of E1 Paso Electric Company and subsidiary as of December 31, 2006, and the related consolidated statements of operations, comprehensive operations, changes in common stock equity, and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived. Our report on the consolidated financial statements refers to a change in the Company’s method of accounting for asset retirement obligations, effective December 31, 2005; and changes in the Company’s methods of accounting for share-based payments, effective January 1, 2006 and for defined benefit pension and other postretirement plans, effective December 31, 2006.

KPMG LLP

Houston, Texas

August 6, 2007

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

•

ability of our operating partners to maintain plant operations and manage operation and maintenance costs at Palo Verde and Four Corners plants including additional costs associated with the degraded cornerstone status of Palo Verde,

•	reductions in output at generation plants operated by the Company,

•	unscheduled outages including outages at Palo Verde,

•	electric utility deregulation or re-regulation,

•	regulated and competitive markets,

•	ongoing municipal, state and federal activities,

•	economic and capital market conditions,

•	changes in accounting requirements and other accounting matters,

•	changing weather trends,

•	rates, cost recoveries and other regulatory matters including the ability to recover fuel costs on a timely basis,

•	changes in environmental regulations,

•	the impact of changes and downturns in the energy industry and the market for trading wholesale electricity,

•	political, legislative, judicial and regulatory developments,

•	the impact of lawsuits filed against us,

•	the impact of changes in interest rates,

•	changes in, and the assumptions used for, pension and other post-retirement and post-employment benefit liability calculations, as well as actual and assumed investment returns on pension plan assets,

•	the impact of changing cost escalation and other assumptions on our nuclear decommissioning liability for the Palo Verde Nuclear Generating Station,

•	Texas, New Mexico and electric industry utility service reliability standards,

•	homeland security considerations,

•	coal, uranium, natural gas, oil and wholesale electricity prices, and

•	other circumstances affecting anticipated operations, sales and costs.

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

Palo Verde Operations

We own approximately 622 MW (undivided interest) of generating capacity in the three generating units at the Palo Verde nuclear power station. The operation of Palo Verde affects our ability to make off-system sales, impacts our fuel costs to native load customers and represents a significant portion of our non-fuel operating expenses. Palo Verde operated at a capacity factor of 83.2% in the first six months of 2007 and a capacity factor of 58.7% in the first six months of 2006. Palo Verde Unit 1 operated at significantly reduced power levels from December 25, 2005 until March 18, 2006 and did not operate from March 18, 2006 until early July 2006 while repairs and modifications were made to one of its shutdown cooling lines.

In October 2006, the NRC conducted an inspection of the Palo Verde emergency diesel generators after a Palo Verde Unit 3 generator did not activate during routine inspections in July and September 2006. On February 22, 2007, the NRC issued a “white” finding (low to moderate safety significance) for this matter. In connection with its finding, the NRC stated that it would use the NRC action matrix to determine the most appropriate response, including any increase in NRC oversight or identification of actions that APS, the plant operator, needs to take in response to this performance deficiency. The NRC notified APS of actions required in a confirmatory action letter issued on June 21, 2007. Under the NRC’s action matrix, this finding, coupled with a previous NRC “yellow” finding (substantial safety significance) relating to a 2004 matter involving Palo Verde’s safety injection systems, placed Palo Verde in the “multiple/repetitive degraded cornerstone” column of the NRC’s action matrix which results in an enhanced NRC inspection regimen. This enhanced inspection regimen and any resulting corrective actions could result in increased operating costs at the plant. Of the 103 commercial nuclear reactors in the United States regulated by the NRC, Palo Verde is the only reactor in the “multiple/repetitive degraded cornerstone” category as of the end of the second quarter 2007. Palo Verde operations and maintenance costs in the first six months of 2007 were $1.2 million higher than the first six months of 2006. We are currently unable to predict the impact that the NRC’s increased oversight may have on Palo Verde's operations and the cost of operations.

The nuclear fuel material market has recently been affected by supply disruptions and significant price increases with the cost of uranium having increased significantly in the last few years. The Palo Verde Participants have taken steps to mitigate the effects of future supply disruptions and price increases by changing from a procurement strategy under which nuclear fuel arrives at Palo Verde one month prior to being loaded into a reactor to a strategy where (i) nuclear fuel arrives on site three months before being loaded and (ii) a strategic inventory of converted nuclear fuel material sufficient to provide feed stock for one full reactor reload is stored for future use. This change in procurement strategy will increase our cash funding requirements in 2007. See Liquidity and Capital Resources – Capital Resources.

Summary

The following is an overview of our results of operations for the three, six and twelve month periods ended June 30, 2007 and 2006. Income for the three, six and twelve month periods ended June 30, 2007 and 2006 is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2007	2006	2007	2006	2007	2006
Net income before extraordinary item and cumulative effect of accounting change (in thousands)	$9,599	$15,249	$24,718	$24,553	$61,552	$60,373
Basic earnings per share before extraordinary item and cumulative effect of accounting change	0.21	0.32	0.54	0.51	1.32	1.25

The following table and accompanying explanations show the primary factors affecting the after-tax change in income before extraordinary item and cumulative effect of accounting change between the 2007 and 2006 periods presented (in thousands):

	Three Months Ended	Six Months Ended	Twelve Months Ended
June 30, 2006 net income before extraordinary item and cumulative effect of accounting change	$15,249	$24,553	$60,373
Change in (net of tax):
Decreased maintenance at coal and gas-fired generating plants (a)	3,078	4,247	5,721
Increased off-system sales margin	1,465	2,773	6,523
Increased capitalized interest and AFUDC (b)	1,079	2,231	1,834
Increased investment and interest income	519	1,078	1,473
Income tax adjustment (c)	(6,174)	(6,174)	(6,174)
Increased (decreased) retail non-fuel base revenues (d)	(2,792)	838	1,400
Decreased transmission wheeling revenue (e)	(1,274)	(1,655)	(608)
Increased transmission and distribution operations and maintenance expense (f)	(330)	(595)	(1,978)
Increased customer accounts (g)	(242)	(532)	(1,141)
Increased Palo Verde operations and maintenance expense	(76)	(726)	(2,879)
New Mexico capacity cost adjustment (h)	—	(1,289)	(1,289)
Other	(903)	(31)	(1,703)

June 30, 2007 net income before extraordinary item and cumulative effect of accounting change	$9,599	$24,718	$61,552

(a)	Maintenance at coal and gas-fired generation plants decreased due to a reduction in 2007 of unplanned and planned maintenance from 2006 amounts.
(b)	Capitalized interest and AFUDC (allowance for funds used during construction) increased in 2007 due to the re-application of SFAS No. 71 to our Texas jurisdiction beginning December 31, 2006 and increased construction work in progress subject to AFUDC in 2007.
(c)	A reduction in deferred income tax expense was recorded in 2006 to recognize the change in tax rates resulting from changes in the Texas franchise (income) tax law in May 2006. This adjustment was a non-cash change in the second quarter of 2006 affecting deferred income tax liabilities.
(d)	Retail base revenues decreased for the three month period ending June 30, 2007 compared to the same period last year primarily due to decreased kWh sales resulting from a substantial reduction in cooling degree days relative to 2006 partially offset by growth in the number of customers served. Retail base revenues increased for the six and twelve month periods ending June 30, 2007 compared to the same periods last year primarily due to increased kWh sales reflecting growth in the number of customers served.
(e)	Decreased transmission wheeling revenues reflects transmission sales to third party owners of a generation plant in southern New Mexico in 2006 with no comparable transmission sales recorded in the 2007 periods.
(f)	Transmission and distribution operations and maintenance expense increased due to increased maintenance cost related to environmental issues and security for the three, six and twelve month periods; and also due to tree trimming costs for the three and six month periods.
(g)	Customer accounts costs increased due to increased payroll costs and mailing expense.
(h)	A fuel revenue adjustment was recorded in 2006 based on a final order of the NMPRC finding that we can recover purchased power capacity costs through our New Mexico fuel adjustment clause resulting in $1.3 million, net of tax, increase in deferred fuel revenues in 2006 for the period prior to January 1, 2006.

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

Revenues from the sale of electricity include fuel costs, which are essentially passed through to customers through fuel adjustment mechanisms in Texas and New Mexico and a portion through base rates in New Mexico. We record deferred fuel revenues for the difference between fuel costs and fuel revenues until such amounts are collected from or refunded to customers. “Non-fuel base revenues” refers to our revenues from the sale of electricity excluding such fuel costs.

Retail non-fuel base revenue percentages by customer class are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2007	2006	2007	2006	2007	2006
Residential	38%	39%	39%	39%	40%	40%
Commercial and industrial, small	37	36	36	36	36	36
Commercial and industrial, large	9	9	9	9	9	9
Sales to public authorities	16	16	16	16	15	15

Total base revenues	100%	100%	100%	100%	100%	100%

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

Weather significantly impacts our residential, small commercial and industrial customers, and to a lesser extent, our sales to public authorities. For the second quarter of 2007, retail non-fuel base revenues were negatively impacted by the substantial reduction in cooling degree days relative to 2006. Heating and cooling degree days can be used to evaluate the effect of weather on energy use. For each degree the average outdoor temperature varies from a standard of 65 degrees Fahrenheit a degree day is recorded. As shown in the table below, combined heating and cooling degree days were below average for the three and twelve months ended June 30, 2007 and were comparable to the 10-year average for the six months ended June 30, 2007.

	Three Months Ended June 30,		10-Year Average	Six Months Ended June 30,		10-Year Average	Twelve Months Ended June 30,		10-Year Average*
	2007	2006		2007	2006		2007	2006
Heating degree days	87	16	80	1,375	1,040	1,299	2,355	1,925	2,374
Cooling degree days	824	1,149	958	857	1,162	971	2,152	2,767	2,519

*	Calendar year basis for 2006.

Customer growth is a primary driver in our retail sales growth. The average number of retail customers grew between 2.4% to 2.5% for the three, six, and twelve months ended June 30, 2007 when compared to the same periods last year. See the tables presented on pages 37, 38, and 39 which provide detail on the average number of retail customers and the related revenues and kWh sales.

Retail non-fuel base revenues. Retail non-fuel base revenues decreased by $4.5 million or 3.9% for the three months ended June 30, 2007 when compared to the same period last year primarily due to weather-related decreases from our residential customers and our small commercial and industrial customers as previously discussed. Residential base revenues decreased by $3.1 million or 6.9% for the three months ended June 30, 2007 when compared to the same period last year as a result of a 7.3% decrease in residential kWh sales. Weather also impacted base revenues from our small commercial and industrial customers resulting in a decrease of $1.1 million or 2.5% for the quarter due to a decrease in kWh sales of 3.3%. Base revenues from large commercial and industrial customers and sales to public authorities changed minimally with decreases of less than 2% each.

Retail non-fuel base revenues increased by $1.4 million or 0.6% for the six months ended June 30, 2007 when compared to the same period last year due to a 2.5% increase in the average number of customers served. Residential base revenues increased by $1.2 million or 1.4% for the six months ended June 30, 2007 when compared to the same period last year as a result of a 1.9% increase in residential kWh sales. The increase in residential kWh sales was primarily due to a 2.4% increase in the average number of residential customers served for the six-month period. Cooler winter weather in the first quarter of 2007 was offset by a substantial reduction in second quarter cooling degree days relative to 2006. Base revenues from sales to other public authorities, large commercial and industrial customers, and small commercial and industrial revenues had less than a 1% change each.

Retail non-fuel base revenues increased by $2.3 million or 0.5% for the twelve months ended June 30, 2007 when compared to the same period last year due to an increase of 0.9% in kWh sales. Base revenues from our large commercial and industrial customers increased $1.4 million, or 3.5% due to a 4.9% increase in kWh sales. Revenues from our public authority customers increased $1.3 million, or 2.0% due to a 2.6% increase in kWh sales. Residential base revenues decreased by $0.5 million or 0.3% for the twelve months ended June 30, 2007 when compared to the same period last year as a result of a 0.5% decrease in residential kWh sales reflecting the 22% decline in cooling degree days in 2007 compared to 2006. The average number of residential customers served increased 2.5% for the twelve month period ended June 30, 2007. Base revenues from our small commercial and industrial customers remained relatively unchanged for the period even with an increase of 3.4% in the average number of customers served reflecting the decline in cooling degree days.

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

In October 2005, we began recovering from our Texas customers, through a fuel surcharge, $53.6 million of fuel under-recoveries over a 24-month period. In February 2006, we implemented an additional fuel surcharge to recover approximately $34 million of fuel under-recoveries, including interest through the surcharge period, over a twelve-month period. In the three month periods ended June 30, 2007 and June 30, 2006, we collected $6.1 million and $15.2 million of deferred fuel revenues in Texas through surcharges. We have under-collected current fuel costs and deferred for future recovery from our Texas customers $14.6 million and $9.4 million, respectively, for the three-month periods ended June 30, 2007 and June 30, 2006, respectively. In the six-month periods ended June 30, 2007 and June 30, 2006, we collected $15.0 million and $25.7 million of deferred fuel revenues in Texas through surcharges, respectively. We under-collected current fuel costs and deferred for future recovery from our Texas customers $7.5 million and $9.9 million in the six-month periods ended June 30, 2007 and June 30, 2006, respectively. In the twelve-month periods ended June 30, 2007 and June 30, 2006, we collected $46.2 million and $31.7 million of deferred fuel revenues in Texas through surcharges. We over-collected current fuel costs from our Texas customers by $1.4 million in the twelve-month period ended June 30, 2007 and under-collected current fuel costs by $67.4 million in the twelve-month period ended June 30, 2006. At June 30, 2007, we had an under-recovered fuel balance of $22.4 million from our Texas customers and $5.7 million from our New Mexico customers.

Off-system sales. Off-system sales are primarily made in off-peak periods when we have competitive generation capacity available after meeting our regulated service obligations. Typically, we realize between 40% and 50% of our off-system sales margins in the first quarter of each calendar year when our native load is lower than at other times of the year, allowing for the sale in the wholesale market of relatively larger amounts of off-system energy generated from nuclear fuel resources. Palo Verde’s availability is an important factor in realizing these off-system sales margins. Off-system sales revenue increased $15.8 million, $25.6 million, and $41.0 million for the three, six and twelve months ended June 30, 2007 when compared to the same periods last year due to increased off-system kWh sales of 73.2%, 73.7%, and 68.8% for the three, six and twelve month periods. The table below shows the MWhs, sales revenue, fuel cost and total margins made on off-system sales for the three, six, and twelve month periods.

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2007	2006	2007	2006	2007	2006
MWh sales	498,995	288,099	1,174,006	675,977	2,133,436	1,263,613
Sales revenues	$29,705	$13,942	$66,321	$40,701	$121,552	$80,526
Fuel cost	$26,006	$13,167	$52,281	$32,199	$93,413	$65,418
Total margin	$3,699	$775	$14,040	$8,502	$28,139	$15,108

The increase for the six and twelve month periods were partially offset by lower average market prices. Increased generation from Palo Verde in the first six months of 2007 compared to the first six months of 2006 resulted in increased energy available for off-system sales in the current periods. Since July 2005, 25% of off-system sales margins have been shared with customers in Texas.

Comparisons of kWh sales and operating revenues are shown below (in thousands):

			Increase (Decrease)
Quarter Ended June 30:	2007	2006	Amount	Percent
kWh sales:
Retail:
Residential	499,059	538,372	(39,313)	(7.3)%
Commercial and industrial, small	561,960	581,136	(19,176)	(3.3)
Commercial and industrial, large	304,644	306,684	(2,040)	(0.7)
Sales to public authorities	353,231	362,809	(9,578)	(2.6)

Total retail sales	1,718,894	1,789,001	(70,107)	(3.9)

Wholesale:
Sales for resale	14,699	14,443	256	1.8
Off-system sales	498,995	288,099	210,896	73.2

Total wholesale sales	513,694	302,542	211,152	69.8

Total kWh sales	2,232,588	2,091,543	141,045	6.7

Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$41,936	$45,021	$(3,085)	(6.9)%
Commercial and industrial, small	41,499	42,554	(1,055)	(2.5)
Commercial and industrial, large	10,014	10,159	(145)	(1.4)
Sales to public authorities	17,714	17,933	(219)	(1.2)

Total retail non-fuel base revenues	111,163	115,667	(4,504)	(3.9)

Wholesale:
Sales for resale	585	561	24	4.3

Total non-fuel base revenues	111,748	116,228	(4,480)	(3.9)

Fuel revenues:
Recovered from customers during the period	48,736	57,084	(8,348)	(14.6	)(1)
Under (over) collection of fuel	17,941	10,543	7,398	70.2
New Mexico fuel in base rates	7,394	7,639	(245)	(3.2)

Total fuel revenues	74,071	75,266	(1,195)	(1.6)
Off-system sales	29,705	13,942	15,763	113.1
Other	3,767	6,360	(2,593)	40.8	(2)

Total operating revenues	$219,291	$211,796	$7,495	3.5

Average number of retail customers:
Residential	314,591	307,657	6,934	2.3%
Commercial and industrial, small	33,844	32,467	1,377	4.2
Commercial and industrial, large	56	58	(2)	(3.4)
Sales to public authorities	4,841	4,816	25	0.5

Total	353,332	344,998	8,334	2.4

(1)	Excludes $6.1 million and $15.2 million, respectively, of prior periods deferred fuel revenues recovered through Texas fuel surcharges.
(2)	Represents revenues with no related kWh sales.

			Increase (Decrease)
Six Months Ended June 30:	2007	2006	Amount	Percent
kWh sales:
Retail:
Residential	1,008,738	989,535	19,203	1.9%
Commercial and industrial, small	1,021,356	1,030,743	(9,387)	(0.9)
Commercial and industrial, large	579,066	568,148	10,918	1.9
Sales to public authorities	647,085	645,035	2,050	0.3

Total retail sales	3,256,245	3,233,461	22,784	0.7

Wholesale:
Sales for resale	24,101	23,680	421	1.8
Off-system sales	1,174,006	675,977	498,029	73.7

Total wholesale sales	1,198,107	699,657	498,450	71.2

Total kWh sales	4,454,352	3,933,118	521,234	13.3

Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$83,374	$82,186	$1,188	1.4%
Commercial and industrial, small	77,141	77,442	(301)	(0.4)
Commercial and industrial, large	19,362	19,204	158	0.8
Sales to public authorities	33,275	32,969	306	0.9

Total retail non-fuel base revenues	213,152	211,801	1,351	0.6

Wholesale:
Sales for resale	960	908	52	5.7

Total non-fuel base revenues	214,112	212,709	1,403	0.7

Fuel revenues:
Recovered from customers during the period	95,073	107,799	(12,726)	(11.8	)(1)
Under (over) collection of fuel	10,382	7,955	2,427	30.5
New Mexico fuel in base rates	14,375	14,256	119	0.8

Total fuel revenues	119,830	130,010	(10,180)	(7.8)
Off-system sales	66,321	40,701	25,620	62.9
Other	7,445	10,805	(3,360)	(31.1	)(2)

Total operating revenues	$407,708	$394,225	$13,483	3.4

Average number of retail customers:
Residential	314,011	306,680	7,331	2.4%
Commercial and industrial, small	33,476	32,344	1,132	3.5
Commercial and industrial, large	57	59	(2)	(3.4)
Sales to public authorities	4,825	4,809	16	0.3

Total	352,369	343,892	8,477	2.5

(1)	Excludes $15.0 million and $25.7 million, respectively, of prior periods deferred fuel revenues recovered through Texas fuel surcharges.
(2)	Represents revenues with no related kWh sales.

			Increase (Decrease)
Twelve Months Ended June 30:	2007	2006	Amount	Percent
kWh sales:
Retail:
Residential	2,132,936	2,143,749	(10,813)	(0.5)%
Commercial and industrial, small	2,150,212	2,168,194	(17,982)	(0.8)
Commercial and industrial, large	1,215,625	1,158,794	56,831	4.9
Sales to public authorities	1,345,179	1,311,663	33,516	2.6

Total retail sales	6,843,952	6,782,400	61,552	0.9

Wholesale:
Sales for resale	45,818	44,347	1,471	3.3
Off-system sales	2,133,436	1,263,613	869,823	68.8

Total wholesale sales	2,179,254	1,307,960	871,294	66.6

Total kWh sales	9,023,206	8,090,360	932,846	11.5

Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$176,829	$177,361	$(532)	(0.3)%
Commercial and industrial, small	161,058	160,958	100	0.1
Commercial and industrial, large	40,660	39,299	1,361	3.5
Sales to public authorities	68,744	67,416	1,328	2.0

Total retail non-fuel base revenues	447,291	445,034	2,257	0.5

Wholesale:
Sales for resale	1,846	1,763	83	4.7

Total non-fuel base revenues	449,137	446,797	2,340	0.5

Fuel revenues:
Recovered from customers during the period	212,715	204,080	8,635	4.2	(1)
Under (over) collection of fuel	(1,228)	69,442	(70,670)	(101.8)
New Mexico fuel in base rates	30,152	30,052	100	0.3

Total fuel revenues	241,639	303,574	(61,935)	(20.4)
Off-system sales	121,552	80,526	41,026	50.9
Other	17,610	18,756	(1,146)	(6.1	)(2)

Total operating revenues	$829,938	$849,653	$(19,715)	(2.3)

Average number of retail customers:
Residential	312,148	304,586	7,562	2.5%
Commercial and industrial, small	33,157	32,068	1,089	3.4
Commercial and industrial, large	58	59	(1)	(1.7)
Sales to public authorities	4,805	4,782	23	0.5

Total	350,168	341,495	8,673	2.5

(1)	Excludes $46.2 million and $31.7 million of deferred fuel revenues recovered through Texas fuel surcharges, respectively.
(2)	Represents revenues with no related kWh sales.

Energy expenses

Our sources of energy include electricity generated from nuclear fuel, natural gas and coal plants that we own and purchased power. Palo Verde represents approximately 40% of our available net generating capacity and approximately 42%, 47% and 46%, respectively, of our available energy for the three, six and twelve months ended June 30, 2007.

Our energy expenses increased $11.2 million or 12.4% for the three months ended June 30, 2007 when compared to 2006 primarily due to increased energy requirements of 6% and higher natural gas prices. The average cost of energy only increased 6% as a result of a 54% increase in generation from nuclear fuel, our lowest cost fuel. Natural gas expense increased $14.7 million reflecting a 12% increase in the average cost of gas and 19% increase in generation at gas-fired generating plants. During the second quarter of 2007 Palo Verde operated at a 73.7% capacity factor compared to a 48.1% capacity factor in the second quarter of 2006. As a result, most of the increase in energy requirements was met through increased nuclear generation at an average fuel cost of $5.71 per MWh in the second quarter of 2007 compared to our fuel costs of generating power at our gas-fired generating plants of $83.42 MWh and purchased power of $60.84 per MWh. Purchased power expense declined $4.7 million reflecting a 29% decline in energy purchases. The table below shows the cost of energy, MWh generated or purchased and cost per MWh for each fuel type for the three month periods ended June 30, 2007 and June 30, 2006.

	Three Months Ended June 30,
	2007			2006
Fuel Type	Cost	MWh	Cost per MWh	Cost	MWh	Cost per MWh
	(in thousands)			(in thousands)
Natural gas	$58,807	704,968	$83.42	$44,155	591,716	$74.62
Coal	2,254	121,302	18.58	3,017	211,121	14.29
Nuclear	5,722	1,001,914	5.71	3,642	649,690	5.61

Total	66,783	1,828,184	36.53	50,814	1,452,527	34.98
Purchased power	35,339	580,817	60.84	40,068	818,164	48.97

Total energy	$102,122	2,409,001	42.39	$90,882	2,270,691	40.02

Our energy expenses increased $12.3 million or 7.5% for the six months ended June 30, 2007 when compared to 2006 due to a 12% increase in energy requirements. The average cost of energy declined 3.9% to $36.92 per MWh in the six months ended June 30, 2007 from $38.41 per MWh in the six months ended June 30, 2006 as increased generation from Palo Verde provided most of the increase in energy requirements. During the six months ended June 30, 2007 Palo Verde operated at an 83.2% capacity factor compared to a 58.7% capacity factor during the same period in 2006. As a result, most of the increase in energy requirements was met through increased nuclear generation at an average fuel cost of $5.70 per MWh in the current period compared to our fuel costs of generating power at our gas-fired generating plants of $83.08 MWh and purchased power of $58.05 per MWh. Natural gas expense increased $12.9 million reflecting an 11% increase in natural gas-fired generation and a 4% increase in natural gas prices. Purchased power expense declined $3.6 million reflecting a 13% decline in energy purchases. The table below shows the cost of energy, MWh generated or purchased and cost per MWh for each fuel type for the six month periods ended June 30, 2007 and June 30, 2006.

	Six Months Ended June 30,
	2007			2006
Fuel Type	Cost	MWh	Cost per MWh	Cost	MWh	Cost per MWh
	(in thousands)			(in thousands)
Natural gas	$95,984	1,155,361	$83.08	$83,117	1,038,076	$80.07
Coal	5,437	300,841	18.07	6,041	418,632	14.43
Nuclear	12,826	2,250,070	5.70	9,212	1,583,858	5.82

Total	114,247	3,706,272	30.83	98,370	3,040,566	32.35
Purchased power	61,998	1,067,997	58.05	65,624	1,228,634	53.41

Total energy	$176,245	4,774,269	36.92	$163,994	4,269,200	38.41

Our energy expenses decreased $32.3 million for the twelve months ended June 30, 2007 when compared to 2006 primarily due to lower natural gas prices and decreased natural gas generation. During the current period, we were able to meet a 10% increase in energy requirements and displace gas-fired generation with increased generation from Palo Verde and increased purchases of economy energy in the wholesale power market. As a result, our average cost of energy declined 17% to $35.61 in the twelve months ended June 30, 2007 from $43.00 per MWh in the twelve months ended June 30, 2006. During the twelve-month period ended June 30, 2007 Palo Verde operated at an 81.8% capacity factor compared to a 66.1% capacity factor for the twelve-month period ended June 30, 2006. As a result, most of the increase in energy requirements was met through increased nuclear generation at an average fuel cost of $5.56 per MWh during the twelve-month period ended June 30, 2007 compared to our fuel costs of generating power at our gas-fired generating plants of $80.42 per MWh. The average cost of purchased power declined 11% to $55.35 per MWh in the twelve months ended June 30, 2007 and as a result we purchased 11% more power in the twelve-month period ended June 30, 2007 rather than generating additional energy with natural gas. The table below shows the cost of energy, MWh generated or purchased and cost per MWh for each fuel type for the twelve-month periods ended June 30, 2007 and June 30, 2006.

	Twelve Months Ended June 30,
	2007			2006
Fuel Type	Cost	MWh	Cost per MWh	Cost		MWh	Cost per MWh
	(in thousands)			(in thousands)
Natural gas	$193,352	2,404,382	$80.42	$229,702		2,502,428	$91.79
Coal	11,094	709,390	15.64	11,427	(a)	819,559	13.94
Nuclear	24,787	4,459,940	5.56	19,708		3,561,328	5.53

Total	229,233	7,573,712	30.27	260,837		6,883,315	37.89
Purchased power	113,363	2,048,024	55.35	114,723		1,849,876	62.02

Total energy	$342,596	9,621,736	35.61	$375,560		8,733,191	43.00

(a)	Excludes a reduction of $0.7 million to our coal reclamation liability recorded in the third quarter of 2005.

Other operations expense

Other operations expense increased $3.1 million, or 6.7%, for the three months ended June 30, 2007 compared to the same period last year primarily due to (i) increased Palo Verde operations expense of $2.2 million and (ii) increased outside services expenses of $0.7 million due mainly to increased legal expenses.

Other operations expense increased $3.5 million, or 3.9%, for the six months ended June 30, 2007 compared to the same period last year primarily due to increased Palo Verde operations expense of $4.3 million. This increase was partially offset by decreased insurance-related costs of $1.1 million.

Other operations expense increased $12.5 million, or 6.9%, for the twelve months ended June 30, 2007 compared to the same period last year primarily due to (i) increased Palo Verde operations expense of $8.0 million; (ii) increased customer accounts expense of $1.8 million, (iii) increased outside services expense of $1.2 million; and (iv) increased pension and benefits expenses of $1.0 million.

Maintenance expense

Maintenance expense decreased $6.0 million, or 26.2%, for the three months ended June 30, 2007 primarily due to (i) decreased maintenance expense at our gas-fired generating plants of $5.0 million and (ii) decreased Palo Verde maintenance expense of $2.1 million. These decreases were partially offset by increased maintenance on our distribution and transmission facilities of $0.9 million due to increased costs related to environmental issues, tree trimming and security.

Maintenance expense decreased $8.3 million, or 22.5%, for the six months ended June 30, 2007 primarily due to (i) decreased maintenance expense at our gas-fired generating plants of $6.9 million and (ii) decreased Palo Verde maintenance expense of $3.2 million. These decreases were partially offset by increased maintenance on our distribution and transmission facilities of $1.4 million due to increased costs related to environmental issues, tree trimming and security.

Maintenance expense decreased $10.5 million, or 16.9%, for the twelve months ended June 30, 2007 primarily due to (i) decreased maintenance expense at our gas-fired generating plants of $9.2 million and (ii) decreased Palo Verde maintenance expense of $3.3 million. These decreases were partially offset by increased maintenance on our distribution and transmission facilities of $2.2 million due to increased costs related to environmental issues and security.

Depreciation and amortization expense

Depreciation and amortization expense remained relatively level for the three and six months ended June 30, 2007 compared to the same periods last year. Depreciation and amortization expense decreased $0.6 million for the twelve months ended June 30, 2007 compared to the same period last year primarily due to completing the recovery of certain fresh-start accounting related assets over the term of the Texas Rate Stipulation which ended in July 2005. The decrease was partially offset by higher depreciation due to increases in depreciable plant balances, primarily related to the replacement of Palo Verde Unit 1 steam generators in December 2006.

Taxes other than income taxes

Taxes other than income taxes decreased by $0.3 million and $0.8 million for the three and six months ended June 30, 2007, respectively, compared to the same periods last year due to lower property taxes and a change in the Texas franchise tax law resulting in all franchise taxes being recorded as income taxes beginning in 2007. Taxes other than income taxes increased $0.3 million for the twelve months ended June 30, 2007 compared to the same period last year primarily due to higher revenue-related taxes associated with increased retail revenues including fuel surcharges.

Other income (deductions)

Other income (deductions) increased $2.1 million, $3.5 million, and $5.6 million for the three, six, and twelve months ended June 30, 2007 compared to the same period last year primarily due to increased interest income on larger cash and decommissioning trust fund balances and increased allowance for equity funds used during construction (“AEFUDC”) due to the re-application of SFAS No. 71 to our Texas jurisdiction beginning December 31, 2006 and increased construction work in progress subject to AEFUDC in 2007.

Interest charges (credits)

Interest charges (credits) for the three and six months ended June 30, 2007 remained relatively level compared to the same periods last year. Interest charges (credits) increased $2.0 million for the twelve months ended June 30, 2007 compared to the same period last year primarily due to (i) increased interest on long-term debt and financing obligations of $1.2 million as a result of increased interest rates; and (ii) a $0.9 million increase in other interest related to a dispute in the timing of a federal income tax payment.

Income tax expense

Income tax expense increased $7.0 million, $10.1 million, and $13.3 million for the three, six, and twelve months ended June 30, 2007, respectively, compared to the same periods last year due to a $6.2 million reduction in deferred state income taxes resulting from a change in the Texas franchise (income) tax law recorded in June 2006 with no comparable activity in 2007 and due to increases in pretax income.

Extraordinary gain

The extraordinary gain on re-application of SFAS No. 71 for the twelve months ended June 30, 2007 relates to our determination that we met the criteria necessary to re-apply SFAS No. 71 to our Texas jurisdiction beginning December 31, 2006. The re-application of SFAS No. 71 to our Texas jurisdiction resulted in a $6.1 million extraordinary gain, net of tax, at December 31, 2006. For a full discussion on the re-application of SFAS No. 71 to our Texas jurisdiction, see Note A of Notes to Consolidated Financial Statements in the 2006 Form 10-K.

Cumulative effect of accounting change

The cumulative effect of accounting change for the twelve months ended June 30, 2006 of $1.1 million, net of tax, relates to the adoption of FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (“FIN 47”) in December 2005. FIN 47 provides guidance on the recognition and measurement of liabilities associated with the retirement and disposal obligations of tangible long-lived assets not already accounted for under SFAS No. 143. FIN 47 affected the accounting for the disposal obligations related to fuel oil storage tanks, water wells, evaporative ponds and asbestos at our gas-fired generating stations.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates without having to apply complex hedge accounting provisions. Unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings at each subsequent reporting date. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have not determined whether to elect to measure any financial instruments at fair value and, therefore, cannot estimate the impact of adopting SFAS No. 159 on the consolidated statement of operations.

Liquidity and Capital Resources

Our principal liquidity requirements in the near-term are expected to consist of interest payments on our indebtedness, capital expenditures related to our generating facilities and transmission and distribution systems, and operating expenses including fuel costs and taxes. Cash flow from operations funded all of our capital requirements in the six-month period ended June 30, 2007 and we expect that cash flows from operations will continue to fund a significant portion of capital requirements. As of June 30, 2007, we had approximately $49.3 million in cash and cash equivalents, an increase of $9.2 million from the balance of $40.1 million on December 31, 2006.

Capital Requirements. Substantial increases in the cost of natural gas during 2004 and 2005 and the delay in reflecting higher fuel costs in fixed fuel factors in Texas led to the under-recovery of the Texas jurisdictional portion of our fuel costs by $84.9 million, including interest, for the period from March 2004 to December 2005. The Texas Commission approved a surcharge in November 2005 providing for the recovery for $53.6 million of fuel under-recoveries over a 24-month period effective with October 2005 billings. This surcharge will be completed in September 2007. In January 2006, the Texas Commission approved a surcharge for $34 million of fuel under-recoveries over a twelve-month period effective with February 2006 bills to customers. This fuel surcharge was completed in January 2007. As of June 30, 2007, we had a fuel under-recovery balance for our Texas jurisdiction of $22.4 million of which we expect to recover approximately $9.5 million through the remaining fuel surcharge. For the six months ended June 30, 2007, we under-recovered fuel costs in Texas by approximately $7.5 million. In addition, we collected $15.0 million in fuel surcharges in the six months ended June 30, 2007, reducing our deferred fuel balance and increasing cash flow. We should continue to realize increased cash flow as we collect the remaining fuel surcharge during 2007 and will seek recovery of the remaining fuel under-recovery balance in our next fuel factor filing.

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

During the twelve months ended June 30, 2007, we utilized $54.8 million of federal income tax loss carryforwards and $29.4 million of state income tax loss carryforwards as a result of increases in taxable income and the inclusion of deferred fuel revenues in taxable income as they are collected through fuel surcharges. All federal and state tax loss carryforwards were fully utilized by year end 2006. As a result, our future cash flow requirements for federal and state income taxes are expected to increase over that required in recent years.

We continually evaluate our funding requirements related to our retirement plans, other postretirement benefit plans, and decommissioning trust funds. We have contributed $7.8 million of the projected $13.6 million 2007 annual contribution to our retirement plans during the six months ended June 30, 2007. We have also contributed $2.0 million of the projected $3.4 million 2007 annual contribution to our other postretirement benefit plan and $3.5 million of the projected $7.0 million 2007 annual contribution to our decommissioning trust funds during the six months ended June 30, 2007.

The Company does not pay dividends on common stock. Since 1999, we have repurchased approximately 18.5 million shares of common stock at an aggregate cost of $252 million, including commissions. During the first six months of 2007, we repurchased 589,100 shares of common stock at an aggregate cost of $14.1 million. Approximately 0.8 million shares remain authorized to be repurchased under the currently authorized plan. We may in the future make purchases of our stock pursuant to our stock repurchase plan at open market prices and may engage in private transactions, where appropriate. The repurchased shares will be available for issuance under employee benefit and stock option plans, or may be retired. Common stock equity as a percentage of capitalization, including the current portion of long-term debt and financing obligations, was 48.1% as of June 30, 2007.

Capital Sources. As discussed in our 2006 Form 10-K, we maintain the ability to issue long-term debt, if needed, to finance capital requirements and for other corporate purposes including the repurchase of common stock. Our Senior Notes are rated “Baa2” by Moody’s and “BBB” by Standard & Poors. Construction expenditures are expected to increase as we plan to add new generation capacity in 2009 and subsequent years. We expect to initially fund most of our construction expenditures with internally generated funds and, when appropriate, the issuance of long-term debt, consistent with maintaining a capital structure typical of a regulated electric utility. Due to the increased volatility in the natural gas and nuclear fuel markets we expanded our existing credit facility from $150 million to $200 million and increased the maximum authorized amount of the credit facility which is available for nuclear fuel borrowings from $70 million to $120 million in July 2007. The Palo Verde Participants have taken steps to procure additional nuclear fuel inventories as market conditions have resulted in reduced supply and increased costs for nuclear fuel. As a result, we anticipate increased draws of $40 million or more from our credit facility for nuclear fuel.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk due to changes in interest rates, equity prices and commodity prices. See our 2006 Form 10-K, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” for a complete discussion of the market risks we face and our market risk sensitive assets and liabilities. As of June 30, 2007, there have been no material changes in the market risks we faced or the fair values of assets and liabilities disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2006 Form 10-K.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. During the period covered by this report, the Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2007, (the “Evaluation Date”), concluded that as of the Evaluation Date, our disclosure controls and procedures (as required by paragraph (b) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15) were effective and designed to ensure that material information relating to us and our consolidated subsidiary would be made known to them by others within those entities.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15, that occurred during the quarter ended June 30, 2007, that materially affected, or that were reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We hereby incorporate by reference the information set forth in Part I of this report under Notes B and G of Notes to Consolidated Financial Statements.

Item 1A.	Risk Factors

Our 2006 Form 10-K includes a detailed discussion of our risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities.

Period	Total Number of Shares Purchased	Average Price Paid per Share (Including Commissions)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1 to April 30, 2007	0	$—	0	756,738
May 1 to May 31, 2007	0	—	0	756,738
June 1 to June 30, 2007	1,500	24.50	1,500	755,238

(a)	In September 2006, the Company’s Board of Directors authorized a new stock repurchase program permitting the repurchase of up to 2.3 million additional shares of its outstanding common stock.

Item 4.	Submission of Matters to a Vote of Security Holders

Our annual meeting of shareholders was held on May 2, 2007. As of the record date on March 5, 2007, the total number of common shares outstanding and entitled to vote at this annual meeting was 46,033,388, of which 44,240,122 were represented in person or by proxy. The purpose of the annual meeting was to give shareholders the opportunity to vote on three matters: (i) the election of Class I directors; (ii) the approval of a long-term incentive plan; and (iii) the ratification of the selection of KPMG LLP as our independent registered public accounting firm for the year ending December 31, 2007.

Election of Class I Directors

The following Class I directors were elected to hold office for a three-year term expiring at our annual meeting of shareholders to be held in 2010:

Director	Votes For	Votes Withheld
George W. Edwards, Jr.	42,945,456	1,294,666
John Robert Brown	43,884,983	355,139
James W. Cicconi	43,888,649	351,473
Patricia Z. Holland-Branch	43,886,361	353,761

In addition to the individuals set forth above, the following individuals continued as directors following the meeting: Gary R. Hedrick, Kenneth R. Heitz, Michael K. Parks, Eric B. Siegel, Ramiro Guzman, James W. Harris, Stephen N. Wertheimer, and Charles A. Yamarone.

2007 Long-Term Incentive Plan

At the annual meeting, our shareholders approved the 2007 Long-Term Incentive Plan pursuant to which 1,000,000 shares of our common stock will be available for various stock-based awards to our directors and employees. The final vote on this proposal was as follows:

Description	Number of Votes
FOR	39,788,187
AGAINST	1,738,348
ABSTAIN	25,689
BROKER NON-VOTE	2,687,898

Appointment of Independent Registered Public Accounting Firm

At the annual meeting, our shareholders ratified the selection of KPMG LLP as our independent registered public accounting firm for the year ending December 31, 2007 by the following vote:

Description	Number of Votes
FOR	42,761,060
AGAINST	1,463,136
ABSTAIN	15,926

Item 6.	Exhibits

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
Scott D. Wilson
Executive Vice President,
Chief Financial Officer and Chief Administrative Officer
(Duly Authorized Officer and Principal Financial Officer)

Dated: August 7, 2007

EL PASO ELECTRIC COMPANY

INDEX TO EXHIBITS

Exhibit Number	Exhibit
†10.05	Form of Directors’ Restricted Stock Award Agreement between the Company and certain directors of the Company. (Identical in all material respects to Exhibit 10.07 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

10.06	Employment Agreement between the Company and Ershel C. Redd, Jr. (Exhibit 10.1 to the Company’s Form 8-K, dated as of May 15, 2007)

10.07	Separation Agreement between the Company and Gary R. Hedrick. (Exhibit 10.2 to the Company’s Form 8-K, dated as of May 15, 2007)

10.08	El Paso Electric Company 2007 Long-Term Incentive Plan. (Exhibit 10.1 to the Company’s Form 8-K, dated as of May 2, 2007)

10.09	Second Amendment, dated as of July 12, 2007, to the Purchase Contract referred to in Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.10	Incremental Facility Assumption Agreement, dated as of July 12, 2007, related to the Credit Agreement referred to in Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.11	Lease, dated as of June 1, 2007, between the Company and 100 North Stanton Tower LLC.

15	Letter re Unaudited Interim Financial Information

31.01	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	In lieu of non-employee director cash compensation, two agreements, dated as of July 1, 2007, substantially identical in all material respects to this Exhibit, have been entered into with Kenneth R. Heitz; and Patricia Z. Holland-Branch; directors of the Company.