Form 10-Q
period 2007-09-30
EL PASO ELECTRIC CO /TX/
filed 2007-11-06
CIK 31978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of October 31, 2007, there were 45,137,431 shares of the Company’s no par value common stock outstanding.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

(i)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

ASSETS (In thousands)	September 30, 2007 (Unaudited)	December 31, 2006
Utility plant:
Electric plant in service	$2,031,898	$1,958,787
Less accumulated depreciation and amortization	(845,492)	(799,579)

Net plant in service	1,186,406	1,159,208
Construction work in progress	165,557	134,470
Nuclear fuel; includes fuel in process of $46,431 and $8,632, respectively	112,505	66,261
Less accumulated amortization	(34,076)	(27,745)

Net nuclear fuel	78,429	38,516

Net utility plant	1,430,392	1,332,194

Current assets:
Cash and temporary investments	34,937	40,101
Accounts receivable, principally trade, net of allowance for doubtful accounts of $2,925 and $2,999, respectively	104,926	86,730
Accumulated deferred income taxes	15,189	6,109
Inventories, at cost	34,015	31,390
Undercollection of fuel revenues	22,745	32,582
Income taxes receivables	—	9,620
Prepayments and other	12,626	7,264

Total current assets	224,438	213,796

Deferred charges and other assets:
Decommissioning trust funds	129,125	114,716
Regulatory assets	37,267	35,013
Other	18,858	18,935

Total deferred charges and other assets	185,250	168,664

Total assets	$1,840,080	$1,714,654

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Continued)

CAPITALIZATION AND LIABILITIES (In thousands except for share data)	September 30, 2007 (Unaudited)	December 31, 2006
Capitalization:
Common stock, stated value $1 per share, 100,000,000 shares authorized, 64,377,088 and 63,909,974 shares issued, and 129,420 and 110,854 restricted shares, respectively	$64,506	$64,021
Capital in excess of stated value	289,726	283,356
Retained earnings	551,754	489,082
Accumulated other comprehensive loss, net of tax	(12,860)	(18,316)

	893,126	818,143
Treasury stock, 19,370,266 and 18,025,928 shares, at cost	(269,915)	(238,468)

Common stock equity	623,211	579,675
Long-term debt, net of current portion	590,886	590,865
Financing obligations, net of current portion	68,189	25,265

Total capitalization	1,282,286	1,195,805

Current liabilities:
Current portion of long-term debt and financing obligations	18,534	20,975
Accounts payable, principally trade	48,012	42,892
Taxes accrued	30,015	19,323
Interest accrued	10,129	4,390
Other	25,323	23,478

Total current liabilities	132,013	111,058

Deferred credits and other liabilities:
Accumulated deferred income taxes	162,998	149,981
Accrued postretirement benefit liability	89,806	85,435
Asset retirement obligation	78,256	73,267
Accrued pension liability	48,907	56,260
Regulatory liabilities	14,947	15,079
Other	30,867	27,769

Total deferred credits and other liabilities	425,781	407,791

Commitments and contingencies
Total capitalization and liabilities	$1,840,080	$1,714,654

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except for share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Operating revenues	$258,525	$228,949	$666,233	$623,174

Energy expenses:
Fuel	78,312	62,618	192,559	160,988
Purchased and interchanged power	29,183	25,503	91,181	91,127

	107,495	88,121	283,740	252,115

Operating revenues net of energy expenses	151,030	140,828	382,493	371,059

Other operating expenses:
Other operations	47,184	48,263	140,363	137,975
Maintenance	11,452	9,764	40,118	46,748
Depreciation and amortization	17,420	16,879	51,554	50,957
Taxes other than income taxes	13,984	14,867	38,108	39,785

	90,040	89,773	270,143	275,465

Operating income	60,990	51,055	112,350	95,594

Other income (deductions):
Allowance for equity funds used during construction	1,513	201	3,701	592
Investment and interest income, net	2,711	1,443	6,584	3,576
Miscellaneous non-operating income	643	8	1,050	145
Miscellaneous non-operating deductions	(886)	(979)	(3,211)	(3,026)

	3,981	673	8,124	1,287

Interest charges (credits):
Interest on long-term debt and financing obligations	9,257	8,896	27,291	26,450
Other interest	229	964	577	1,009
Capitalized interest	(832)	(902)	(2,160)	(2,463)
Allowance for borrowed funds used during construction	(781)	(96)	(1,915)	(296)

	7,873	8,862	23,793	24,700

Income before income taxes	57,098	42,866	96,681	72,181
Income tax expense	21,010	15,790	35,875	20,552

Net income	$36,088	$27,076	$60,806	$51,629

Basic earnings per share	$0.79	$0.57	$1.33	$1.07

Diluted earnings per share	$0.79	$0.56	$1.32	$1.06

Weighted average number of shares outstanding	45,618,130	47,843,730	45,749,823	48,085,238

Weighted average number of shares and dilutive potential shares outstanding	45,935,293	48,380,845	46,118,571	48,569,697

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except for share data)

	Twelve Months Ended September 30,
	2007	2006
Operating revenues	$859,514	$836,571

Energy expenses:
Fuel	244,927	241,707
Purchased and interchanged power	117,043	116,525

	361,970	358,232

Operating revenues net of energy expenses	497,544	478,339

Other operating expenses:
Other operations	193,892	184,485
Maintenance	53,414	63,349
Depreciation and amortization	69,043	67,250
Taxes other than income taxes	48,877	52,050

	365,226	367,134

Operating income	132,318	111,205

Other income (deductions):
Allowance for equity funds used during construction	3,991	853
Investment and interest income, net	9,464	5,640
Loss on extinguishments of debt	—	(113)
Miscellaneous non-operating income	1,766	496
Miscellaneous non-operating deductions	(3,774)	(4,257)

	11,447	2,619

Interest charges (credits):
Interest on long-term debt and financing obligations	36,493	34,925
Other interest	660	1,260
Capitalized interest	(3,277)	(3,871)
Allowance for borrowed funds used during construction	(2,064)	(485)

	31,812	31,829

Income before income taxes, extraordinary item and cumulative effect of accounting change	111,953	81,995
Income tax expense	41,389	22,558

Income before extraordinary item and cumulative effect of accounting change	70,564	59,437
Extraordinary gain on re-application of SFAS No. 71, net of tax	6,063	—
Cumulative effect of accounting change, net of tax	—	(1,093)

Net income	$76,627	$58,344

Basic earnings (losses) per share:
Income before extraordinary item and cumulative effect of accounting change	$1.54	$1.23
Extraordinary gain on re-application of SFAS No. 71, net of tax	0.13	—
Cumulative effect of accounting change, net of tax	—	(0.02)

Net income	$1.67	$1.21

Diluted earnings (losses) per share:
Income before extraordinary item and cumulative effect of accounting change	$1.52	$1.22
Extraordinary gain on re-application of SFAS No. 71, net of tax	0.13	—
Cumulative effect of accounting change, net of tax	—	(0.02)

Net income	$1.65	$1.20

Weighted average number of shares outstanding	45,917,127	48,039,830

Weighted average number of shares and dilutive potential shares outstanding	46,330,520	48,596,806

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2007	2006	2007	2006	2007	2006
Net income	$36,088	$27,076	$60,806	$51,629	$76,627	$58,344
Other comprehensive income:
Unrecognized pension and postretirement benefit costs:
Reclassification adjustments included in net income for amortization of:
Prior service benefit	(688)	—	(2,064)	—	(2,064)	—
Net loss	854	—	2,562	—	2,562	—
Minimum pension liability adjustment	—	—	—	—	16,923	(6,128)
Net unrealized gains on marketable securities:
Net holding gains arising during period	2,727	4,501	6,225	5,468	9,230	5,433
Reclassification adjustments for net (gains) losses included in net income	142	53	23	509	507	(299)
Net losses on cash flow hedges:
Reclassification adjustment for interest expense included in net income	70	65	207	196	274	235

Total other comprehensive income (loss) before income taxes	3,105	4,619	6,953	6,173	27,432	(759)

Income tax benefit (expense) related to items of other comprehensive income (loss):
Unrecognized pension and postretirement benefit costs	(62)	—	(169)	—	(169)	—
Minimum pension liability adjustment	—	—	—	—	(6,348)	2,299
Net unrealized gains on marketable securities	(574)	(910)	(1,250)	(1,195)	(1,948)	(1,027)
Losses on cash flow hedges	(27)	(25)	(78)	(74)	(103)	(88)

Total income tax benefit (expense)	(663)	(935)	(1,497)	(1,269)	(8,568)	1,184

Other comprehensive income, net of tax	2,442	3,684	5,456	4,904	18,864	425

Comprehensive income	$38,530	$30,760	$66,262	$56,533	$95,491	$58,769

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$60,806	$51,629
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of electric plant in service	51,554	50,957
Amortization of nuclear fuel	14,763	11,401
Allowance for equity funds used during construction	(3,701)	(592)
Deferred income taxes, net	9,569	11,218
Other amortization and accretion	9,287	9,307
Gain on sale of assets	(367)	(58)
Other operating activities	(946)	429
Change in:
Accounts receivable	(18,196)	(11,360)
Inventories	(3,219)	(2,737)
Net undercollection of fuel revenues	9,837	40,996
Prepayments and other	(5,585)	9,730
Accounts payable	4,242	(9,774)
Taxes accrued	14,524	7,123
Interest accrued	5,739	5,696
Other current liabilities	1,845	3,070
Deferred charges and credits	(2,981)	(1,780)

Net cash provided by operating activities	147,171	175,255

Cash flows from investing activities:
Cash additions to utility property, plant and equipment	(104,041)	(65,507)
Cash additions to nuclear fuel	(52,286)	(11,175)
Proceeds from sale of assets	536	58
Capitalized interest and AFUDC:
Utility property, plant and equipment	(5,616)	(2,902)
Nuclear fuel	(2,160)	(449)
Allowance for equity funds used during construction	3,701	592
Decommissioning trust funds:
Purchases, including funding of $5.2 and $5.0 million, respectively	(87,174)	(25,226)
Sales and maturities	79,815	18,982
Other investing activities	165	2,062

Net cash used for investing activities	(167,060)	(83,565)

Cash flows from financing activities:
Proceeds from exercise of stock options	4,172	1,419
Repurchases of common stock	(31,447)	(41,392)
Financing obligations:
Proceeds	54,742	13,264
Payments	(14,259)	(10,803)
Excess tax benefits from long-term incentive plans	2,275	736
Other financing activities	(758)	(1,084)

Net cash provided by (used for) financing activities	14,725	(37,860)

Net (decrease) increase in cash and temporary investments	(5,164)	53,830
Cash and temporary investments at beginning of period	40,101	7,956

Cash and temporary investments at end of period	$34,937	$61,786

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A.	Principles of Preparation

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Annual Report of El Paso Electric Company on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”). Capitalized terms used in this report and not defined herein have the meaning ascribed for such terms in the 2006 Form 10-K. In the opinion of the Company’s management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at September 30, 2007 and December 31, 2006; the results of its operations and comprehensive operations for the three, nine and twelve months ended September 30, 2007 and 2006; and its cash flows for the nine months ended September 30, 2007 and 2006. The results of operations and comprehensive operations for the three and nine months ended September 30, 2007 and the cash flows for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full calendar year.

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

Revenues. Accounts receivable include accrued unbilled revenues of $17.7 million and $18.0 million at September 30, 2007 and December 31, 2006, respectively. The Company presents sales net of sales taxes in its consolidated statements of operations.

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

SFAS No. 157 is not expected to have a significant impact on the Company’s consolidated financial statements.

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

Supplemental Cash Flow Disclosures (in thousands)

	Nine Months Ended September 30,
	2007	2006
Cash paid for:
Interest on long-term debt and financing obligations	$20,031	$19,296
Income taxes	17,612	1,732
Non-cash financing activities:
Grants of restricted shares of common stock	3,475	1,500
Deferred tax benefit on long-term incentive plans	1,955	—

B.	Regulation

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Texas Regulatory Matters

Texas Freeze Period. The Company has entered into agreements (“Texas Rate Agreements”) with the City of El Paso, Texas Commission Staff and other parties in Texas that provide for most retail base rates to remain at their current level through June 30, 2010. During the rate freeze period, if the Company’s return on equity falls below the bottom of a defined range, the Company has the right to initiate a rate case and seek an adjustment to base rates. If the Company’s return on equity exceeds the top of the range, the Company will refund an amount equal to 50% of the pretax return in excess of the ceiling. The range is based upon a risk premium above average comparable credit quality bond yields, and at current rates, would be a range of approximately 8.3% to 12.3%.

Fuel and Purchased Power Costs. Although the Company’s base rates are frozen under the Texas Rate Agreements, pursuant to Texas Commission rules and the Texas Rate Agreements, the Company’s fuel costs including purchased power energy costs are passed through to its customers. In January and July of each year, the Company can request adjustments to its fixed fuel factor to more accurately reflect projected energy costs associated with providing electricity, seek recovery of past undercollections of fuel revenues, and refund past overcollections of fuel revenues. All such fuel revenue and expense activities are subject to periodic final review by the Texas Commission in fuel reconciliation proceedings. Pursuant to Texas Commission rules, on August 31, 2007, the Company filed a request to reconcile Texas fuel and purchased power costs for the three-year period ending February 28, 2007.

On January 5, 2006, the Company filed a petition (“PUC Docket No. 32240”) with the Texas Commission to increase its fixed fuel factors and to surcharge under-recovered fuel costs. The Company requested an increase in its Texas jurisdiction fixed fuel factors of $30.8 million or 16% annually to reflect an average cost of natural gas of $9.35 per MMBtu. The Company also requested a fuel surcharge to recover over a twelve-month period approximately $34 million of fuel undercollections, including interest, for under-recoveries for the period September 2005 through November 2005. The requested fuel factor and fuel surcharge were placed into effect on an interim basis subject to refund effective with February 2006 bills to customers. This proceeding was abated pending the Texas Commission’s decision in the margin sharing proceeding, PUC Docket No. 32289, which was approved December 8, 2006. The Company filed a unanimous settlement with the Texas Commission to resolve all issues in this docket on January 24, 2007. The settlement provided for approval of the fuel surcharge and fuel factor for the period February 2006 through January 2007, the end of the surcharge period. In addition, the Company agreed to reduce its fixed fuel factors by 10% effective February 1, 2007 reducing annual fuel recoveries by approximately $20.0 million per year. The revised fixed fuel factors reflect natural gas prices of approximately $7.80 per MMBtu. A final order approving the settlement in PUC Docket No. 32240 was issued by the Texas Commission on March 15, 2007.

2007 Fuel Reconciliation Filing. On August 31, 2007, the Company filed for authority to reconcile its eligible fuel expenses and revenues for the period of March 1, 2004 through February 28, 2007 (“Reconciliation Period”), which was assigned PUC Docket No. 34695. The Company is reconciling a total of $548.4 million in eligible fuel, fuel-related, and purchased power expenses to

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

generate and purchase electric energy for its Texas retail customers. At the conclusion of the Reconciliation Period, the Company had a cumulative under-recovery of such expenses of $18.2 million of which $17.6 million was subject to an existing fuel surcharge. The Company seeks to carry over the cumulative Reconciliation Period fuel under-recovery balance into the subsequent reconciliation period beginning March 2007. A final order is not expected to be issued until the third quarter of 2008.

Generation CCN Filing. On July 6, 2007, the Company filed a petition with the Texas Commission requesting a Certificate of Convenience and Necessity (“CCN”) for two generating facilities which was assigned PUC Docket No. 34494. The first such facility is a natural-gas fueled power generating unit to be located at an existing plant site in the City of El Paso. This facility is known as Newman Unit 5. The Newman Unit 5 project consists of 280 to 290 MW of natural gas-fired combined cycle generating capacity that the Company presently plans to construct in two phases. The first phase includes two 70 MW gas turbines to be installed by the peak of 2009. The second phase converts the unit into a combined cycle combustion turbine with a total capacity of 280 to 290 MW and is expected to be completed by the peak of 2010.

The Newman Unit 5 will operate mostly in a baseload manner, but can also be used in a load following manner. It will be the most efficient gas-fired unit on the Company’s system when operated in combined cycle. The total estimated cost of the project including allowance for funds used during construction is $245 million.

The Company is also seeking a CCN for two renewable energy wind turbines currently operating at the Hueco Mountains Wind Ranch, the acquisition of which the Texas Commission had previously found to be consistent with the public interest. Hearings on the CCN request are scheduled in January 2008 and a final order is expected in the second quarter of 2008.

2007 Energy Efficiency Legislation. New energy efficiency legislation was approved in Texas in June 2007. The new legislation establishes new and increased goals for additional cost-effective energy efficiency for residential and commercial customers equivalent to at least (i) 10% of the annual growth in demand for residential and commercial customers by December 31, 2007; (ii) 15% of the annual growth in demand by December 31, 2008; and (iii) 20% of the annual growth in demand by December 31, 2009. Among other things, the new legislation requires the Texas Commission to establish an energy efficiency cost recovery factor for ensuring cost recovery for utility expenditures made to satisfy the energy efficiency goal. The legislation provides that utilities that are unable to establish an energy efficiency cost recovery factor in a timely manner due to a rate freeze will be allowed to defer the costs of complying with the energy efficiency goal and recover such deferred costs at the end of the rate freeze period.

New Mexico Regulatory Matters

2007 New Mexico Stipulation. On July 3, 2007, the NMPRC issued a final order approving a stipulation (“2007 New Mexico Stipulation”) addressing all issues in the 2006 rate filing Case No. 06-00258-UT. On July 26, 2007, the NMPRC modified its final order to clarify that its approval of the Stipulation did not preclude the NMPRC from examining the Company’s rates upon its own motion at

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

any time prior to the date stipulated for the Company’s next rate filing. The 2007 New Mexico Stipulation provides for a $5.8 million non-fuel base rate increase and a $0.3 million fuel and purchased power decrease relative to test year rates. The 2007 New Mexico Stipulation reflects average natural gas costs of $7.20 per MMBtu for the June 2007 through May 2008 forecast period. Most of the Company’s fuel and purchased power costs during the period of the 2007 New Mexico Stipulation are expected to be recovered through base rates. Any difference between actual fuel and purchased power costs and the amount included in base rates will be recovered or refunded through the Fuel and Purchased Power Cost Adjustment Clause (“FPPCAC”). Rates will continue in effect until changed by the NMPRC after the Company’s next rate case. The 2007 New Mexico Stipulation requires the Company to file its next general rate case no later than May 30, 2009 using a base period of the twelve months ending December 31, 2008. Under NMPRC statutes, new rates would become effective no later than July 2010.

The 2007 New Mexico Stipulation provides for energy from the deregulated Palo Verde Unit 3 to be recovered through fuel and purchased power costs based upon the contract cost of capacity and fuel for power purchased under the existing SPS purchased power contract. The 2007 New Mexico Stipulation eliminates the fixed fuel and purchased power cost of $0.021 per kWh for 10% of New Mexico kWh sales and requires 25% of jurisdictional off-system sales margins to be credited to customers through the FPPCAC. Consistent with the Texas settlement in PUC Docket No. 32289, beginning in July 2010 through June 2015, the Company will credit 90% of the New Mexico jurisdictional portion of off-system sales margins to New Mexico customers through the FPPCAC. No later than two years after implementation, the 2007 New Mexico Stipulation requires the Company to file to continue its FPPCAC according to NMPRC rules, at which time any party may propose to change the price of capacity and related energy from Palo Verde Unit 3 if the SPS purchased power contract is modified or terminated. The 2007 New Mexico Stipulation results in final reconciliation of fuel and purchased power costs for the period May 31, 2004 through December 31, 2005. The Company will continue to file annual reconciliation statements for fuel and purchased power costs in accordance with NMPRC rules. The Company filed a reconciliation statement for the period June 1, 2006 through May 31, 2007 on August 31, 2007.

Notice of Investigation of Rates. On August 3, 2007, the Company received by mail a “Notice of Investigation of Rates of El Paso Electric Company” from the NMPRC in Case No. 07-00317-UT (the “Notice”). In the Notice, the NMPRC stated that there was “probative information before it indicating that an investigation into [the Company’s] rates, particularly its commercial and industrial rates, resulting from [the 2007 New Mexico Stipulation] is justified at this time.” As a result, the NMPRC initiated an investigation of the Company’s rates in New Mexico and filed a motion requesting an expedited order on rehearing, and on August 21, 2007, the NMPRC requested the Company to file a response to the issues, including the reasonableness of fuel and purchased power costs. On September 7, 2007, the Company filed its response and requested that the NMPRC suspend its investigation and close the docket. No further action has been taken by the Commission. The Company is unable at this time to predict any potential negative financial impact from this docket.

Renewables. The New Mexico Renewable Energy Act of 2004 as amended by the 2007 New Mexico legislature requires that, by January 1, 2006, renewable energy comprise no less than 5% of the Company’s total retail sales to New Mexico customers. The requirement increases by 1% annually

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

until January 1, 2011, when the renewable portfolio standard shall reach a level of 10% of the Company’s total retail sales to New Mexico customers. After 2011, the renewable portfolio standard, as a percentage of total retail sales to New Mexico customers, increases to 15% by 2015 and 20% by 2020. The Company has met all requirements to date. The Company filed its 2007 annual Procurement Plan on August 31, 2007.

The NMPRC approved the Company’s 2006 annual Procurement Plan in December 2006, which includes (i) a contract to purchase renewable energy certificates (“RECs”) for full requirements in 2006 and 2007 and approximately 50% of the Company’s requirements in 2008 through 2011 and (ii) the deferral for future recovery of up to $0.2 million in costs related to the issuance of a diversity RFP for renewable resources and for investigation of small projects to meet the remaining requirements in the 2008 to 2011 timeframe and thereafter. In addition, the NMPRC authorized the Company to enter into two 20-year purchased power agreements to purchase energy from an 8 MW low-emissions biomass generating facility and from a 6 kW solar energy generating facility. Both generating facilities would have been located within the Company’s New Mexico service area. One of the renewable suppliers defaulted on its contract obligations and the Company has proposed procurement of Texas RECs to complete its 2008 and 2009 renewable obligations. The Company also requested funding to conduct a proposal process in 2008 to attempt to procure diverse renewable energy resources to meet NMPRC requirements. The Company is seeking a deferral of the costs associated with renewable compliance, including carrying costs. Hearings on this matter are scheduled for November 29, 2007 and a NMPRC decision must be issued by February 27, 2008. The NMPRC’s decision to allow recovery of REC costs, without associated energy, through the FPPCAC was appealed to the New Mexico Supreme Court (the “Court”) by the New Mexico Industrial Energy Consumers. The Court issued a decision on August 28, 2007, ordering that RECs without associated energy could not be recovered through the FPPCAC, but the costs would be recovered through the ratemaking process. The Company filed a request to create a deferral as provided under New Mexico law, with carrying costs, to recover these costs and refunded to customers the previously-collected REC costs recovered through the FPPCAC. NMPRC action to approve the deferral, with carrying costs, is pending.

2007 Long-Term Incentive Plan. On May 18, 2007, the Company filed for NMPRC approval for issuance of common stock for purposes of incentives and compensation. Supplemental testimony was filed and the Hearing Examiner issued a Recommended Decision recommending that the securities transactions related to issuance of new stock be approved. The NMPRC requested supplemental testimony on the reasonableness of executive compensation and the effect on capital structure and rates to be set in the next general rate case. The Company filed supplemental testimony addressing these issues on October 31, 2007. Hearings on this matter will be held on November 9, 2007. The Company is awaiting a final decision by the NMPRC.

Generation CCN Filing. On July 18, 2007, the Company filed its application for issuance of a CCN to construct and operate Newman Unit 5. This case has been designated as NMPRC Utility Case No. 07-00301-UT. The NMPRC has scheduled hearings for January 24 and 25, 2008 and a final order is expected in the second quarter of 2008.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

C.	Palo Verde

Spent Fuel Storage. The Company expects to incur significant costs for on-site spent fuel storage during the life of Palo Verde that the Company believes are the responsibility of the DOE. In December 2003, Arizona Public Service Company (“APS”), in conjunction with other nuclear plant operators, filed suit against the DOE on behalf of the Palo Verde Participants to recover monetary damages associated with the delay in the DOE’s acceptance of spent fuel. On February 28, 2007, APS served on the U.S. Department of Justice its “Initial Disclosure of Claimed Damages” of $93.4 million (the Company’s portion being $14.8 million). This amount includes expenses associated with design, construction, loading, and operation of the Palo Verde independent spent fuel storage installation through December 2006. This amount represents costs incurred to ensure sufficient storage capacity for Palo Verde spent fuel that would not have been incurred had the DOE complied with its standard contract obligation to begin accepting spent fuel from the commercial nuclear power industry beginning in 1998. The Company is unable to predict the outcome of this matter at this time.

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock Options. Stock options have been granted at exercise prices equal to or greater than the market value of the underlying shares at the date of grant. The fair value for these options was estimated at the grant date using the Black-Scholes option pricing model. The options expire ten years from the date of grant unless terminated earlier by the Board of Directors. No stock options were granted during 2005, 2006 or the first nine months of 2007.

The following table summarizes the transactions in the Company’s stock options for the first nine months of 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(In thousands)
Options outstanding at December 31, 2006	957,888	$12.45
Options exercised	(274,000)	12.44

Options outstanding at March 31, 2007	683,888	12.45
Options exercised	(80,000)	7.15

Options outstanding at June 30, 2007	603,888	13.16
Options exercised	(15,000)	12.78

Options outstanding at September 30, 2007	588,888	13.17	3.89	$5,867

Exercisable at September 30, 2007	568,888	13.18	3.81	5,660

The Company received approximately $4.2 million in cash for the 369,000 stock options exercised in the first nine months of 2007. During the first nine months of 2007, the Company realized $1.9 million in current tax benefits from the exercise of stock options. The intrinsic value of stock options exercised during the three months ended September 30, 2007 and 2006 was $0.2 million and $0.3 million, respectively. The intrinsic value of stock options exercised during the nine months ended September 30, 2007 and 2006 was $4.9 million and $3.0 million, respectively. The intrinsic value of stock options exercised during the twelve months ended September 30, 2007 and 2006 was $7.6 million and $5.1 million, respectively. No options vested during the three months ended September 30, 2007 and 2006. The fair value at grant date of options vested during the nine months ended September 30, 2007 and 2006 was $0.8 million and $1.2 million, respectively. The fair value at grant date of options vested during the twelve months ended September 30, 2007 and 2006 was $0.8 million and $1.2 million, respectively. No options were forfeited or expired during the first nine months of 2007.

	Shares	Weighted Average Grant Date Fair Value
Nonvested options at December 31, 2006	140,000	$6.14
Options vested	(120,000)	6.37

Nonvested options at September 30, 2007	20,000	4.82

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company recorded compensation cost of less than $0.1 million and $0.2 million in the three months ended September 30, 2007 and 2006, respectively, related to the outstanding unvested stock option awards and the tax benefit and capitalized costs related to these compensation costs were less than $0.1 million, respectively. The Company recorded compensation cost of less than $0.1 million and $0.6 million in the nine months ended September 30, 2007 and 2006, respectively, related to the outstanding unvested stock option awards and the tax benefit and capitalized costs related to these compensation costs were less than $0.1 million and $0.2 million, respectively. The Company recorded compensation cost of $0.2 million and $0.6 million in the twelve months ended September 30, 2007 and 2006, respectively, related to the outstanding unvested stock option awards and the tax benefit and capitalized costs related to these compensation costs were less than $0.1 million and $0.2 million, respectively. The unvested stock option awards have remaining less than $0.1 million unrecognized compensation cost. That cost is expected to be recognized in the remainder of 2007. The weighted average aggregate fair value at grant date of these unvested stock options is $0.1 million.

Restricted Stock. The Company has awarded restricted stock under its long-term incentive plans. Restrictions from resale generally lapse and awards vest over periods of one to three years. The market value of vested restricted stock awards is expensed at the time of grant. The market value of the unvested restricted stock at the date of grant is included in Capital in Excess of Stated Value in Common Stock Equity and is amortized to expense over the restriction period. Compensation cost is not recognized for anticipated forfeitures prior to vesting. On May 18, 2007, the Company entered into an employment separation agreement with Gary Hedrick, the Company’s former chief executive officer. As part of this separation agreement, Mr. Hedrick forfeited 100% of his unvested restricted shares. As a result, the Company revised its estimated forfeiture rates and reduced its compensation costs accordingly.

Approximately $0.5 million and $0.4 million was charged to expense related to the restricted stock awards for the three months ended September 30, 2007 and 2006, respectively. The deferred tax benefit related to these expenses was $0.2 million for both the three months ended September 30, 2007 and 2006. Approximately $1.2 million was charged to expense related to the restricted stock awards for both the nine months ended September 30, 2007 and 2006. The deferred tax benefit related to these expenses was $0.5 million for both the nine months ended September 30, 2007 and 2006. Approximately $1.6 million was charged to expense related to restricted stock awards for both the twelve months ended September 30, 2007 and 2006. The deferred tax benefit related to these expenses was $0.6 million for both the twelve months ended September 30, 2007 and 2006. The Company realized less than $0.1 million, $0.7 million and $0.8 million of current tax benefits from the issuance of restricted stock for the three, nine and twelve months ended September 30, 2007. The Company realized less than $0.1 million, $0.3 million and $0.3 million of current tax benefits from the issuance of restricted stock for the three, nine and twelve months ended September 30, 2006. Any capitalized costs related to these expenses would be less than $0.1 million for all periods.

The aggregate intrinsic value for restricted stock vested during the three months ended September 30, 2007 and 2006 was less than $0.1 million. The aggregate intrinsic value for restricted stock vested during the nine months ended September 30, 2007 and 2006 was $1.8 million and $1.3 million, respectively. The aggregate intrinsic value for restricted stock vested during the twelve months ended September 30, 2007 and 2006 was $2.3 million and $1.4 million, respectively. The fair

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

value at grant date for restricted stock vested during the three months ended September 30, 2007 and 2006 was less than $0.1 million. The fair value at grant date for restricted stock vested during the nine months ended September 30, 2007 and 2006 was $1.2 million and $1.3 million, respectively. The fair value at grant date for restricted stock vested during the twelve months ended September 30, 2007 and 2006 was $1.6 million and $1.3 million, respectively. The outstanding restricted stock has remaining $1.9 million of unrecognized expense at September 30, 2007 that is expected to be recognized over the weighted average remaining contractual term of the outstanding restricted stock of approximately 1 year. The aggregate intrinsic value of the 129,420 outstanding restricted shares at September 30, 2007 was $3.0 million.

The following table summarizes the unvested restricted stock transactions for 2007:

	Total Shares	Weighted Average Grant Date Fair Value
Restricted shares outstanding at December 31, 2006	110,854	$19.32
Restricted stock awards	23,758	23.50
Lapsed restrictions and vesting	(11,841)	14.78

Restricted shares outstanding at March 31, 2007	122,771	20.57
Restricted stock awards	83,171	27.28
Lapsed restrictions and vesting	(52,706)	19.39
Forfeitures	(23,750)	21.33

Restricted shares outstanding at June 30, 2007	129,486	25.22
Restricted stock awards	1,200	24.56
Lapsed restrictions and vesting	(1,266)	20.16

Restricted shares outstanding at September 30, 2007	129,420	25.26

The weighted average fair values at grant date for restricted stock awarded during the three months ended September 30, 2007 and 2006 are $24.56 and $20.16, respectively. The weighted average fair values at grant date for restricted stock awarded during the nine months ended September 30, 2007 and 2006 are $26.42 and $19.81, respectively. The weighted average fair values at grant date for restricted stock awarded during the twelve months ended September 30, 2007 and 2006 are $26.37 and $19.82, respectively.

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Performance Shares. The Company has granted performance share awards to certain officers under the Company’s existing long-term incentive plans, which provide for issuance of Company stock based on the achievement of certain performance criteria over a three-year period. The payout varies between 0% to 200% of performance shares. On January 1, 2007, 58,650 performance shares were issued at the 150% performance level with a total cost of $0.7 million which had been expensed ratably between 2004 and 2006. The Company realized $0.6 million of current tax benefits from the issuance of performance shares in the nine and twelve months ended September 30, 2007. The requisite service period for these shares ended December 31, 2006, and the shares had an aggregate intrinsic value of $1.4 million. On January 1, 2008, 2009 and 2010, subject to meeting certain performance criteria, additional performance shares will be issued. In accordance with SFAS No. 123 (revised), the Company will recognize the related compensation expense by ratably amortizing the grant date fair market value of awards over the requisite service period and the compensation expense will only be adjusted for forfeitures. The actual number of shares issued can range from zero to 292,682 shares.

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

The following table summarizes the outstanding performance share awards at the 100% performance level:

	Number Outstanding	Weighted Average Grant Date Fair Value
Performance shares outstanding at December 31, 2006	174,100	$19.92
Performance share awards	94,480	22.78
Performance shares lapsed and issued	(41,239)	18.46
Performance shares forfeited	(81,000)	20.69

Performance shares outstanding at September 30, 2007	146,341	21.75

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The outstanding performance awards have remaining $1.3 million of unrecognized expense at September 30, 2007 that is expected to be recognized over the weighted average remaining contractual term of the awards of approximately 1.5 years. The aggregate intrinsic value of the 146,341 shares of outstanding awards (based on 100% level) at September 30, 2007 was $3.4 million. There were no performance shares awarded during the third quarter of 2007 or 2006. The weighted average grant date fair value of performance shares awarded during the nine and twelve months ended September 30, 2007 and 2006 was $22.78 and $18.37, respectively. The fair value and intrinsic values of performance shares which vested in the three, nine and twelve months ended September 30, 2007 and 2006 was $1.4 million for all periods.

For the three months ended September 30, 2007 and September 30, 2006 the Company recorded compensation expense related to performance shares of $0.2 million and $0.3 million, respectively. The deferred tax benefit for both three month periods was $0.1 million. For the nine months ended September 30, 2007 and September 30, 2006, the Company recorded compensation expense related to performance shares of $0.1 million and $0.2 million, respectively. Both periods compensation expense included cumulative adjustments. On May 18, 2007, the Company entered into an employment separation agreement with Gary Hedrick, the Company’s former chief executive officer. As part of this separation agreement, Mr. Hedrick forfeited 100% of his unvested performance shares. As a result, the Company revised its forfeiture rates related to performance shares which resulted in a cumulative adjustment which reduced operating expense by $0.7 million pretax and $0.4 million after-tax. During the first quarter of 2006, the Company recorded a cumulative adjustment to operating expense related to 2004 and 2005 performance stock awards to reflect the implementation of SFAS No. 123 (revised) which reduced expense by $0.7 million pretax and $0.4 million after-tax. Deferred tax expense related to compensation expense for both nine month periods was less than $0.1 million.

Prior to implementing SFAS No. 123 (revised) the Company recognized compensation expense for performance share awards by ratably amortizing their fair market value at the end of the reporting period based on the Company’s performance at that time over the performance cycles. The Company recorded compensation expense related to performance share awards of $0.4 million and $0.8 million for the twelve months ended September 30, 2007 and 2006, respectively. The deferred taxes related to these expenses were $0.2 million and $0.3 million for the twelve months ended September 30, 2007 and 2006, respectively.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Proforma Results. If compensation expense for the plans had been amortized on a straight-line basis over the vesting period, consistent with the provisions of SFAS No. 123 (revised), “Accounting for Stock-Based Compensation,” the Company’s net earnings and earnings per share for the twelve months ended September 30, 2006 would have been reduced to the proforma amounts presented below (in thousands, except for per share data):

Twelve Months Ended September 30, 2006
Net income (loss), as reported	$58,344
Deduct: Compensation expense, net of tax	379

Proforma net income (loss)	$57,965

Basic earnings (losses) per share:
As reported	$1.21
Proforma	1.21

Diluted earnings (losses) per share:
As reported	1.20
Proforma	1.19

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

Common Stock Repurchase Program

In September 2006, the Board of Directors (the “Board”) authorized the repurchase of up to 2.3 million shares of the Company’s outstanding common stock (the “2006 Plan”). The shares authorized under the 2006 Plan were in addition to the shares which were available under a repurchase program previously approved by the Board in February 2004 (the “2004 Plan”). During 2006 and 2007, the Company has repurchased 4,005,158 shares of common stock at an aggregate cost of $93.8 million, including 755,238 shares of common stock repurchased during the third quarter of 2007 at an aggregate cost of $17.4 million. As of September 30, 2007, no shares remain available under the 2004 Plan or the 2006 Plan. The repurchased shares are available for issuance under the long-term incentive plans and other benefit plans or may be retired.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Reconciliation of Basic and Diluted Earnings Per Share

The reconciliation of basic and diluted earnings per share before extraordinary item and cumulative effect of accounting change is presented below:

	Three Months Ended September 30,
	2007			2006
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands)			(In thousands)
Basic earnings per share:
Net income	$36,088	45,618,130	$0.79	$27,076	47,843,730	$0.57

Effect of dilutive securities:
Unvested restricted stock	—	48,723		—	69,458
Unvested performance awards	—	62,413		—	86,633
Stock options	—	206,027		—	381,024

Diluted earnings per share:
Net income	$36,088	45,935,293	$0.79	$27,076	48,380,845	$0.56

	Nine Months Ended September 30,
	2007			2006
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands)			(In thousands)
Basic earnings per share:
Net income	$60,806	45,749,823	$1.33	$51,629	48,085,238	$1.07

Effect of dilutive securities:
Unvested restricted stock	—	53,323		—	54,266
Unvested performance awards	—	67,430		—	83,972
Stock options	—	247,995		—	346,221

Diluted earnings per share:
Net income	$60,806	46,118,571	$1.32	$51,629	48,569,697	$1.06

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Twelve Months Ended September 30,
	2007			2006
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands)			(In thousands)
Basic earnings per share:
Income before extraordinary item and cumulative effect of accounting change	$70,564	45,917,127	$1.54	$59,437	48,039,830	$1.23

Effect of dilutive securities:
Unvested restricted stock	—	56,752		—	61,362
Unvested performance awards	—	74,740		—	99,198
Stock options	—	281,901		—	396,416

Diluted earnings per share:
Income before extraordinary item and cumulative effect of accounting change	$70,564	46,330,520	$1.52	$59,437	48,596,806	$1.22

No options were excluded from the computation of diluted earnings per share in 2007 and 2006.

E.	Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and in the states of Texas, New Mexico and Arizona. The Company is no longer subject to tax examination by the taxing authorities in the federal or state jurisdictions for years prior to 1998. The Company’s federal tax returns for the years 1999 through 2004 have been examined by the IRS. On June 12, 2007, the Company received the IRS notice of proposed deficiency for the tax years 1999 through 2004. A previous IRS notice of proposed deficiency had been received for the years 1999 through 2002 in 2005. The primary audit adjustments proposed by the IRS related to (i) whether the Company was entitled to currently deduct payments related to the repair of the Palo Verde Unit 2 steam generators or whether these payments should be capitalized and depreciated and (ii) whether the Company was entitled to currently deduct payments related to the dry cask storage facilities for spent nuclear fuel or whether these payments should be capitalized and depreciated. A tax deficiency was also received proposing to include in taxable income capital costs paid by third parties for construction of a switchyard. The third parties have indemnified the Company against any tax liability. The proposed IRS adjustments would affect the timing of these deductions not their ultimate deductibility for federal tax purposes. The Company protested the audit adjustments through administrative appeals. The Company believes that its treatment of the payments is supported by substantial legal authority.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A deficiency notice relating to the Company’s 1998 through 2003 income tax returns in Arizona contests a pollution control credit and the payroll apportionment factor. The Company is contesting these adjustments.

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the implementation of FIN 48, the Company recognized a $1.9 million decrease in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007, balance of retained earnings. A reconciliation of the December 31, 2006 and September 30, 2007 amount of unrecognized tax benefits is as follows:

Nine Months Ended September 30, 2007
(In millions)
Balance at December 31, 2006	$23.0
Additions based on tax positions related to the current year	2.3
Additions for tax positions of prior years	1.6
Reductions for tax positions of prior years	(1.5)

Balance at September 30, 2007	$25.4

The Company has determined that the ultimate deductibility of the federal tax positions as of September 30, 2007 are “highly certain”, as such term is defined in FIN 48, but the timing of such deductibility is uncertain. Because of the impact of deferred tax accounting, the disallowance of the shorter deductibility period does not change the amount of tax expense other than associated interest and penalties. However, the timing of cash payments to the federal taxing authority would be affected.

The Company recognizes in tax expense interest and penalties related to tax benefits that have not been recognized. During the nine month periods ended September 30, 2007 and September 30, 2006, the Company recognized approximately $0.6 million and $0.3 million, respectively, in interest. During the twelve month periods ended September 30, 2007 and September 30, 2006, the Company recognized approximately $0.4 million and $0.5 million, respectively, in interest. The Company had approximately $2.3 million and $3.8 million for the payment of interest and penalties accrued at September 30, 2007 and September 30, 2006, respectively.

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

Federal Regulatory Matters

In January 2006, the Company filed a complaint with the FERC to interpret the terms of a Power Exchange and Transmission Agreement (the “Transmission Agreement”) entered into with TEP in 1982. TEP claimed that, under the Transmission Agreement, it was entitled to up to 400 MW of transmission rights on the Company’s transmission system that would enable it to transmit power from a new generating station (the Luna Energy Facility (“LEF”) located near Deming, New Mexico) to Arizona. The Company asserted that TEP’s rights under the Transmission Agreement do not include transmission rights necessary to transmit such power as contemplated by TEP and that TEP must acquire any such rights in the open market from the Company at applicable tariff rates or from other transmission providers. During 2006 the Company recorded $3.1 million of transmission revenues under its transmission tariffs from TEP. No revenue has been recognized in 2007 for comparable transmission sales to TEP. The administrative law judge issued an initial decision on September 6, 2007, deciding the questions set for hearing in favor of TEP. The administrative law judge’s initial decision is subject to reevaluation by the FERC after considering briefs by the parties. A final decision from the FERC is expected during 2008. While the Company continues to believe that it is not probable that TEP will ultimately prevail, it cannot predict the outcome of this case. An adverse ruling by the FERC could have a negative material effect on the Company’s results of operations.

Power Purchase and Sale Contracts

To supplement its own generation and operating reserves, the Company entered into a 20-year contract, beginning in 2006, for the purchase of up to 133 MW of capacity and associated energy from SPS. This contract includes a demand charge, fuel charge, variable operations and maintenance charge, and a transmission charge. The contract provides that, in the event the transactions thereunder are subject to adverse regulatory action, the affected party may initiate discussions with the other party to assess whether modifications to the agreement may be appropriate. If the parties are unable to reach a mutually satisfactory resolution within six months, either party may terminate the contract by providing not less than two years’ prior written notice to the other party. In October 2006, the Company received notice from SPS alleging that SPS has been subject to adverse regulatory action by the Texas Commission in a fuel surcharge proceeding (Docket No. 32685) which purportedly determined that SPS should assign incremental fuel costs to the contract. The contract provides for SPS to charge average fuel costs. On July 27, 2007, the Texas Commission issued a ruling in a SPS rate case and fuel reconciliation proceeding, Docket No. 32766, finding that effective with the date of the order, SPS’s sale of energy to the Company should reflect incremental fuel costs rather than average fuel costs for

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

purposes of determining SPS’s retail fuel rates. SPS has reasserted its claim of an adverse regulatory action under the contract based upon the Texas Commission’s decision and SPS has stated that it intends to terminate the contract early. Unless the Company and SPS agree to modify the contract, the Company would need to replace the power available to it under the SPS contract upon its termination.

The Company entered into a contract to sell up to 100 MW of firm energy and 50 MW of contingent energy to Imperial Irrigation District (“IID”) which began May 1, 2007 and continues through April 30, 2009. The contract also provides for the Company to sell up to 100 MW of firm energy and 40 MW of contingent energy beginning May 1, 2009 through April 30, 2010. To ensure that power is available to meet the IID contract demand, the Company entered into a contract effective May 1, 2007 to purchase up to 100 MW of firm energy from CreditSuisse Energy, LLC. This contract provides for up to 100 MW of firm energy to be delivered at Palo Verde through April 30, 2010 and 50 MW of energy delivered at Four Corners in the months of July through September in 2007 and May through September for the years 2008 through 2010.

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

These laws and regulations are subject to change and, as a result of those changes, the Company may face additional capital and operating costs to comply. For example, recent developments suggest a growing likelihood of future regulation relating to climate change and greenhouse gas emissions. At the federal level, Congress continues to hold many hearings relating to climate change issues and many bills have been introduced to impose regulation through regulatory schemes including a “cap and trade” program. The United States Supreme Court has found carbon dioxide, one of the principal greenhouse gases, to be a “pollutant” under the Clean Air Act, increasing the possibility that the U.S. Environmental Protection Agency will begin to regulate these emissions even in the absence of further action by Congress. In addition, the State of New Mexico, where the Company operates one facility and has an interest in another facility, has joined with California and several other states in the Western Regional Climate Action Initiative and is pursuing initiatives to reduce greenhouse gas emissions in the state. The Company is monitoring these developments and how regulation may affect it. If the United States or individual states in which the Company operates were to regulate greenhouse gas emissions, the Company’s fossil fuel generation assets are likely to face additional costs for monitoring, reporting, controlling, or offsetting these emissions.

Another way in which environmental matters may impact the Company’s operations and business is the implementation of the U.S. Environmental Protection Agency’s Clean Air Interstate Rule which, as applied to the Company, may result in a requirement that it substantially reduce emissions of

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

nitrogen oxides from its power plants in Texas and/or purchase allowances representing other parties’ emissions reductions starting in 2009. These requirements become more stringent in 2015, and are anticipated to require even further emissions reductions or additional allowance purchases.

The Company takes these regulatory matters seriously and is monitoring these issues so that the Company is best able to effectively adapt to any such changes. Because the Company’s generating portfolio has a carbon footprint that compares favorably with other power generating companies, the Company believes such regulations would not impose greater relative burdens on the Company than on most other electric utilities. Environmental regulations like these can change rapidly and those changes are often difficult to predict. While the Company strives to prepare for and implement actions necessary to comply with changing environmental regulations, substantial expenditures may be required for the Company to comply with such regulations in the future and, in some instances, those expenditures may be material. The Company believes it is impossible at present to meaningfully quantify the costs of these potential impacts.

The Company analyzes the costs of its obligations arising from environmental matters on an ongoing basis and believes it has made adequate provision in its financial statements to meet such obligations. As a result of this analysis, the Company has a provision for environmental remediation obligations of approximately $1.9 million as of September 30, 2007, which amounts are related to compliance with federal and state environmental standards. However, unforeseen expenses associated with environmental compliance or remediation may occur and could have a material adverse effect on the future operations and financial condition of the Company.

The Company incurred the following expenditures during the three, nine and twelve months ended September 30, 2007 and 2006 to comply with federal environmental statutes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2007	2006	2007	2006	2007	2006
Clean Air Act	$207	$280	$1,012	$769	$1,446	$1,000
Clean Water Act (1)	312	1	1,196	936	2,264	2,136

(1)	Includes $1.1 million in remediation costs for the twelve months ended September 30, 2006.

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

On April 4, 2007, the Company submitted its application for a New Source Review Air Quality Permit/Prevention of Significant Deterioration (“PSD”) permit to the TCEQ for the new natural-gas electric generating units to be located at its existing Newman plant site in the City of El Paso (“Newman Unit 5”). See Note B – Regulation – Texas Regulatory Matters – Generation CCN Filing. The Company expects to receive approval of its PSD application in early 2008. Additional environmental permits other than the PSD are not required to begin construction of these new generating units because Newman Unit 5 will be constructed at an existing plant site and other permits are currently in place which will encompass Newman Unit 5.

In May 2007, the Environmental Protection Agency finalized a new federal implementation plan which addresses emissions at the Four Corners Station in northwestern New Mexico of which the Company owns a 7% interest in Units 4 and 5. Arizona Public Service, the Four Corners operating agent, has filed suit against the Environmental Protection Agency relating to this new federal implementation plan in order to resolve issues involving operating flexibility for emission opacity standards. The Company cannot predict the outcome of the suit filed against the Environmental Protection Agency or whether compliance with the new requirements could have an adverse effect on its capital and operating costs.

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Retirement Plans

The net periodic benefit cost recognized for the three, nine and twelve months ended September 30, 2007 and 2006 is made up of the components listed below as determined using the projected unit credit actuarial cost method (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2007	2006	2007	2006	2007	2006
Components of net periodic benefit cost:
Service cost	$1,408	$1,425	$4,225	$4,276	$5,556	$5,567
Interest cost	3,014	2,759	9,042	8,276	11,894	10,934
Expected return on plan assets	(3,134)	(2,789)	(9,402)	(8,367)	(12,064)	(10,716)
Amortization of:
Net loss	854	1,151	2,563	3,453	3,611	4,536
Prior service cost	29	29	87	87	116	115

Net periodic benefit cost	$2,171	$2,575	$6,515	$7,725	$9,113	$10,436

During the nine months ended September 30, 2007, the Company contributed $11.2 million of its projected $13.6 million 2007 annual contribution to its retirement plans.

Other Postretirement Benefits

The net periodic benefit cost recognized for the three, nine and twelve months ended September 30, 2007 and 2006 is made up of the components listed below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2007	2006	2007	2006	2007	2006
Components of net periodic benefit cost:
Service cost	$1,125	$1,030	$3,375	$3,090	$4,869	$4,278
Interest cost	1,706	1,532	5,119	4,596	6,285	6,262
Expected return on plan assets	(423)	(368)	(1,271)	(1,104)	(1,645)	(1,450)
Amortization of:
Prior service benefit	(717)	(694)	(2,152)	(2,082)	(2,939)	(2,170)

Net periodic benefit cost	$1,691	$1,500	$5,071	$4,500	$6,570	$6,920

During the nine months ended September 30, 2007, the Company contributed $2.9 million of its projected $3.4 million 2007 annual contribution to its postretirement benefit plan.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

E1 Paso Electric Company:

We have reviewed the condensed consolidated balance sheet of E1 Paso Electric Company and subsidiary as of September 30, 2007, the related condensed consolidated statements of operations and comprehensive operations for the three-month, nine-month and twelve-month periods ended September 30, 2007 and 2006, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2007 and 2006. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

November 5, 2007

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

Collective Bargaining Agreement

As of September 30, 2007, we had 974 employees, 43% of whom are covered by a collective bargaining agreement. The International Brotherhood of Electrical Workers Local 960 (“Local 960”) represents our employees working primarily in the power plants, substations, line crews, meter reading and collection areas, facilities services area, and the customer service area. Effective September 3, 2007, we entered into a new collective bargaining agreement with Local 960 for a three-year term ending September 2, 2010. For most of the employees represented by Local 960, the collective bargaining agreement provides for a 3.25% lump sum wage increase retroactive to July 1, 2006, a 2.75% wage increase effective September 3, 2007, a 3.0% wage increase effective September 3, 2008 and a 3.0% wage increase effective September 3, 2009.

Palo Verde Operations

We own approximately 622 MW (undivided interest) of generating capacity in the three generating units at the Palo Verde nuclear power station. The operation of Palo Verde affects our ability to make off-system sales, impacts our fuel costs to native load customers and represents a significant portion of our non-fuel operating expenses. Palo Verde operated at a capacity factor of 85.7% in the first nine months of 2007 and a capacity factor of 69.0% in the first nine months of 2006. Palo Verde

Unit 1 operated at a significantly reduced capacity factor during the first quarter of 2006 and did not operate during the second quarter of 2006 while repairs and modifications were made to one of its shutdown cooling lines. Palo Verde Unit 1 reached full capacity on July 16, 2006.

The NRC has placed Palo Verde in the “multiple repetitive degraded cornerstone” column of its action matrix which results in an enhanced NRC inspection regimen. In June 2007, the NRC notified APS of actions required to address plant operation in a confirmatory action letter. This enhanced inspection regimen and any resulting corrective actions could result in increased operating costs at the plant. Palo Verde operations and maintenance costs in the first nine months of 2007 were $5.8 million higher than the first nine months of 2006. We are currently unable to predict the impact that the NRC’s increased oversight may have on Palo Verde’s operations and the cost of operations.

The nuclear fuel material market has recently been affected by supply disruptions and significant price increases with the cost of uranium having increased significantly in the last few years. The Palo Verde Participants have taken steps to mitigate the effects of future supply disruptions and price increases by changing from a procurement strategy under which nuclear fuel arrives at Palo Verde one month prior to being loaded into a reactor to a strategy where (i) nuclear fuel arrives on site three months before being loaded and (ii) a strategic inventory of converted nuclear fuel material sufficient to provide feed stock for one full reactor reload is stored for future use. This change in procurement strategy has increased our cash funding requirements in 2007. See Liquidity and Capital Resources – Capital Resources.

Summary

The following is an overview of our results of operations for the three, nine and twelve month periods ended September 30, 2007 and 2006. Income for the three, nine and twelve month periods ended September 30, 2007 and 2006 is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2007	2006	2007	2006	2007	2006
Net income before extraordinary item and cumulative effect of accounting change (in thousands)	$36,088	$27,076	$60,806	$51,629	$70,564	$59,437
Basic earnings per share before extraordinary item and cumulative effect of accounting change	0.79	0.57	1.33	1.07	1.54	1.23

The following table and accompanying explanations show the primary factors affecting the after-tax change in income before extraordinary item and cumulative effect of accounting change between the 2007 and 2006 periods presented (in thousands):

	Three Months Ended	Nine Months Ended	Twelve Months Ended
September 30, 2006 net income before extraordinary item and cumulative effect of accounting change	$27,076	$51,629	$59,437
Change in (net of tax):
Increased retail non-fuel base revenues (a)	5,405	6,256	7,089
Decreased administrative and general expense (b)	2,070	3,097	1,117
New Mexico Palo Verde Unit 3 energy pricing (c)	1,706	1,890	1,577
Increased AFUDC and capitalized interest (d)	1,701	3,939	3,760
Increased investment and interest income	799	1,895	2,410
Decreased fossil fuel plant operations and maintenance (e)	186	4,689	7,005
Increased Palo Verde operations and maintenance expense	(2,936)	(3,674)	(4,848)
Increased (decreased) off-system sales margin	(930)	1,887	5,187
Decreased transmission wheeling revenue (f)	(318)	(2,000)	(1,904)
Income tax adjustment (g)	—	(6,174)	(6,174)
New Mexico capacity cost adjustment (h)	—	(1,310)	(1,310)
Other	1,329	(1,318)	(2,782)

September 30, 2007 net income before extraordinary item and cumulative effect of accounting change	$36,088	$60,806	$70,564

(a)	Retail base revenues increased for the three month period ending September 30, 2007 compared to the same period last year primarily due to increased kWh sales reflecting a return to normal weather in 2007 after an unusually wet and mild summer in 2006 and by growth in the number of customers served. Retail base revenues increased for the nine and twelve month periods ending September 30, 2007 compared to the same periods last year primarily due to increased kWh sales reflecting growth in the number of customers served.
(b)	Administrative and general expense decreased due to an increase in capitalized employee benefits, decreased workers compensation insurance expense, and a sales tax refund.
(c)	The price of energy for Palo Verde Unit 3 power sold to our retail customers in New Mexico increased. The New Mexico portion of Palo Verde Unit 3 is deregulated and the output sold to New Mexico retail customers is recovered as a purchase power cost through the New Mexico fuel adjustment clause.
(d)	Capitalized interest and AFUDC (allowance for funds used during construction) increased in 2007 due to the re-application of SFAS No. 71 to our Texas jurisdiction beginning December 31, 2006 and increased construction work in progress and nuclear fuel subject to AFUDC and capitalized interest in 2007.
(e)	Maintenance at coal and gas-fired generating plants decreased due to a reduction in 2007 of unplanned and planned maintenance from 2006 amounts.
(f)	Decreased transmission wheeling revenues reflect transmission sales to third party owners of a generating plant in southern New Mexico in 2006 with no comparable transmission sales recorded in the 2007 periods.
(g)	A reduction in deferred income tax expense was recorded in 2006 to recognize the change in tax rates resulting from changes in the Texas franchise (income) tax law in May 2006. This adjustment was a non-cash change in the second quarter of 2006 affecting deferred income tax liabilities.
(h)	A fuel revenue adjustment was recorded in 2006 based on a final order of the NMPRC finding that we can recover purchased power capacity costs through our New Mexico fuel adjustment clause resulting in a $1.3 million, net of tax, increase in deferred fuel revenues in 2006 for the period prior to January 1, 2006.

Historical Results of Operations

The following discussion includes detailed descriptions of factors affecting individual line items in the results of operations. The amounts presented below are presented on a pre-tax basis.

Operating revenues

We realize revenue from the sale of electricity to retail customers at regulated rates and the sale of energy in the wholesale power market generally at market based prices. Sales for resale (which are wholesale sales within our service territory) accounted for less than 1% of revenues. Off-system sales are wholesale sales into markets outside our service territory. Off-system sales are primarily made in off-peak periods when we have competitive generation capacity available after meeting our regulated service obligations. Under the terms of rate agreements in Texas and New Mexico, we share 25% of our off-system sales margins with customers in Texas and New Mexico (effective July 1, 2007). We also share 25% of transmission wheeling revenues in Texas. (See Note B of the Notes to Consolidated Financial Statements).

Revenues from the sale of electricity include the recovery of fuel costs, which are essentially passed through to customers through fuel adjustment mechanisms in Texas and New Mexico and a portion through base rates in New Mexico. We record deferred fuel revenues for the difference between fuel costs and fuel revenues until such amounts are collected from or refunded to customers. “Non-fuel base revenues” refers to our revenues from the sale of electricity excluding such fuel costs.

Retail non-fuel base revenue percentages by customer class are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2007	2006	2007	2006	2007	2006
Residential	44%	42%	41%	40%	40%	40%
Commercial and industrial, small	35	35	36	36	36	36
Commercial and industrial, large	7	8	8	9	9	9
Sales to public authorities	14	15	15	15	15	15

Total base revenues	100%	100%	100%	100%	100%	100%

No retail customer accounted for more than 2% of our base revenues during such periods. As shown in the table above, residential and small commercial customers comprise over 75% of our revenues. While this customer base is more stable, it is also more sensitive to changes in weather conditions. As a result, our business is seasonal, with higher kWh sales and revenues during the summer cooling season.

Weather significantly impacts our residential, small commercial and industrial customers, and to a lesser extent, our sales to public authorities. For the third quarter of 2007, retail non-fuel base revenues were positively impacted by the return to normal weather after an unusually wet and mild summer in 2006. Heating and cooling degree days can be used to evaluate the effect of weather on energy use. For each degree the average outdoor temperature varies from a standard of 65 degrees Fahrenheit a degree day is recorded. As shown in the table below, combined heating and cooling degree days were comparable to the average for the three and nine months ended September 30, 2007 and were slightly below the 10-year average for the twelve months ended September 30, 2007.

	Three Months Ended September 30,		10-Year Average	Nine Months Ended September 30,		10-Year Average	Twelve Months Ended September 30,		10-Year Average*
	2007	2006		2007	2006		2007	2006
Heating degree days	—	—	1	1,375	1,040	1,300	2,355	1,925	2,374
Cooling degree days	1,504	1,223	1,451	2,361	2,385	2,422	2,433	2,469	2,519

*	10-year period ended December 31, 2006.

Customer growth is a primary driver in our retail sales growth. The average number of retail customers grew between 2.2% to 2.5% for the three, nine, and twelve months ended September 30, 2007 when compared to the same periods last year. See the tables presented on pages 38, 39, and 40 which provide detail on the average number of retail customers and the related revenues and kWh sales.

Retail non-fuel base revenues. Retail non-fuel base revenues increased by $8.6 million or 6.6% for the three months ended September 30, 2007 when compared to the same period last year primarily due to increased kWh sales to residential and small commercial and industrial customers. Residential non-fuel base revenues increased by $5.6 million or 10.2% and small commercial and industrial non-fuel base revenues increased $3.2 million, or 7.1% for the three months ended September 30, 2007 when compared to the same period last year. KWh sales to residential and small commercial and industrial customers increased 11.1% and 5.6%, respectively, due to a return to normal summer weather in 2007 after an unusually mild and wet summer in 2006. In addition, the average number of residential customers increased 2.1% and the average number of small commercial and industrial customers increased 6.2%. Cooling degree days in the third quarter of 2007 were 4% higher than the 10-year average and 23% higher than the same period last year. Non-fuel base revenues from sales to public authorities increased $0.5 million or 2.8% and non-fuel base revenues from large commercial and industrial customers decreased $0.8 million or 7.3%.

Retail non-fuel base revenues increased by $9.9 million or 2.9% for the nine months ended September 30, 2007 when compared to the same period last year largely due to a 2.5% increase in the average number of customers served. KWh sales to residential customers increased 5.6% in the nine-month period compared to the same period last year largely as a result of a 2.3% increase in the average number of customers served. Colder winter weather in the first quarter of 2007 also contributed to the increase in sales. Heating degree days increased 32% while cooling degree days remained relatively unchanged for the nine-month period in 2007 compared to the same period last year. Small commercial and industrial non-fuel base revenues increased $2.9 million or 2.4% in the nine-month period ended September 30, 2007 compared to the same period in 2006 primarily due to a 1.5% increase in kWh sales. Other public authorities’ non-fuel base revenues increased $0.8 million or 1.6% while large commercial and industrial customers’ non-fuel base revenues decreased $0.6 million or 2.1%.

Retail non-fuel base revenues increased by $11.3 million or 2.5% for the twelve months ended September 30, 2007 when compared to the same period last year due to an increase of 3.0% in kWh sales. Residential base revenues increased by $6.4 million or 3.6% for the twelve months ended September 30, 2007 when compared to the same period last year as a result of a 3.8% increase in residential kWh sales reflecting the 2.1% increase in the average number of residential customers served. Colder winter weather in the first quarter of 2007 when compared to the same period last year also contributed to the increase in kWh sales. Heating degree days increased 22% while cooling degree days remained relatively unchanged for the twelve-month period in 2007 compared to the same period last year. Non-fuel base revenues from our small commercial and industrial customers increased $3.0 million, or 1.9% for the twelve month period when compared to the same period last year due to the 1.4% increase in kWh sales reflecting the 2.9% increase in the average number of customers served. Non-fuel base revenues from our large commercial and industrial customers increased $0.4 million, or 0.9% due to a 3.8% increase in kWh sales. Non-fuel base revenues from our public authority customers increased $1.4 million, or 2.1%, due to a 3.5% increase in kWh sales.

Fuel revenues. Fuel revenues consist of: (i) revenues collected from customers under fuel recovery mechanisms approved by the state commissions, (ii) deferred fuel revenues which are comprised of the difference between fuel costs and fuel revenues collected from customers, and (iii) fuel costs recovered in base rates in New Mexico. In New Mexico, the fuel adjustment clause allows us to reflect current fuel costs above the amount recovered in base rates in the clause and to recover under-recoveries or refund over-recoveries in the clause with a two-month lag. Until terminated on July 1, 2007, a fixed amount of fuel costs was reflected in the fuel adjustment clause for 10% of kWh sales. In Texas, fuel costs are recovered through a fixed fuel factor that may be adjusted two times per year. In addition, if we materially over-recover fuel costs, we must seek to refund the over-recovery, and if we materially under-recover fuel costs, we may seek a surcharge to recover those costs.

In September 2007, we completed the recovery of $53.6 million of fuel under-recoveries through a fuel surcharge from our Texas customers which began in October 2005. We completed the recovery in January 2007 of $34 million of fuel under-recoveries, including interest through the surcharge period, through a fuel surcharge which began in February 2006. In the three month periods ended September 30, 2007 and September 30, 2006, we collected $7.9 million and $17.4 million of deferred fuel revenues in Texas through surcharges, respectively. We under-collected current fuel costs and deferred for future recovery from our Texas customers, fuel costs of $7.0 million for the three months ended September 30, 2007. For the three month period ended September 30, 2006, we over-collected current fuel costs by $5.2 million.

In the nine month periods ended September 30, 2007 and September 30, 2006, we collected $22.9 million and $43.1 million of deferred fuel revenues in Texas through surcharges, respectively. We under-collected current fuel costs and deferred for future recovery from our Texas customers $14.5 million and $4.7 million in the nine month periods ended September 30, 2007 and September 30, 2006, respectively.

In the twelve month periods ended September 30, 2007 and September 30, 2006, we collected $36.7 million and $49.1 million of deferred fuel revenues in Texas through surcharges, respectively. We under-collected current fuel costs from our Texas customers by $10.7 million in the twelve month period ended September 30, 2007 and under-collected current fuel costs by $37.6 million in the twelve month period ended September 30, 2006. At September 30, 2007, we had an under-recovered fuel balance of $21.5 million from our Texas customers and $1.2 million from our New Mexico customers.

Off-system sales. Off-system sales are primarily made in off-peak periods when we have competitive generation capacity available after meeting our regulated service obligations. Typically, we realize between 40% and 50% of our off-system sales margins in the first quarter of each calendar year when our native load is lower than at other times of the year, allowing for the sale in the wholesale market of relatively larger amounts of off-system energy generated from lower cost generating resources. Palo Verde’s availability is an important factor in realizing these off-system sales margins. Off-system sales revenue increased $6.6 million, $32.3 million, and $47.0 million for the three, nine and twelve months ended September 30, 2007 when compared to the same periods last year due to increased off-system MWh sales of 41.4%, 62.1%, and 78.6% for the three, nine and twelve month periods. The table below shows the MWhs, sales revenue, fuel cost and total margins made on off-system sales for the three, nine and twelve month periods.

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2007	2006	2007	2006	2007	2006
MWh sales	536,397	379,279	1,710,403	1,055,256	2,290,554	1,282,735
Sales revenues	$30,900	$24,263	$97,221	$64,964	$128,189	$81,149
Fuel cost	$26,958	$18,768	$79,239	$50,966	$101,603	$65,039
Total margin	$3,942	$5,495	$17,982	$13,997	$26,586	$16,110

The increase in off-system sales for the three, nine and twelve month periods were partially offset by lower average market prices. Increased generation from Palo Verde in the first nine months of 2007 compared to the first nine months of 2006 resulted in increased energy available for off-system sales in the current periods. Customers receive 25% of off-system sales margins in Texas and New Mexico pursuant to rate settlements. Prior to July 1, 2007, we retained 100% of off-system sales in New Mexico.

Comparisons of kWh sales and operating revenues are shown below (in thousands):

			Increase (Decrease)
Quarter Ended September 30:	2007	2006	Amount	Percent
kWh sales:
Retail:
Residential	726,280	653,852	72,428	11.1%
Commercial and industrial, small	664,307	629,222	35,085	5.6
Commercial and industrial, large	313,332	317,599	(4,267)	(1.3)
Sales to public authorities	397,191	379,711	17,480	4.6

Total retail sales	2,101,110	1,980,384	120,726	6.1

Wholesale:
Sales for resale	15,034	12,323	2,711	22.0
Off-system sales	536,397	379,279	157,118	41.4

Total wholesale sales	551,431	391,602	159,829	40.8

Total kWh sales	2,652,541	2,371,986	280,555	11.8

Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$60,489	$54,884	$5,605	10.2%
Commercial and industrial, small	48,847	45,615	3,232	7.1
Commercial and industrial, large	9,982	10,773	(791)	(7.3)
Sales to public authorities	19,423	18,890	533	2.8

Total retail non-fuel base revenues	138,741	130,162	8,579	6.6

Wholesale:
Sales for resale	601	501	100	20.0

Total non-fuel base revenues	139,342	130,663	8,679	6.6

Fuel revenues:
Recovered from customers during the period	58,737	65,419	(6,682)	(10.2	)(1)
Under (over) collection of fuel	2,496	(6,483)	8,979	—
New Mexico fuel in base rates	21,124	8,925	12,199	—

Total fuel revenues	82,357	67,861	14,496	21.4
Off-system sales	30,900	24,263	6,637	27.4
Other	5,926	6,162	(236)	(3.8	)(2)

Total operating revenues	$258,525	$228,949	$29,576	12.9

Average number of retail customers:
Residential	315,674	309,299	6,375	2.1%
Commercial and industrial, small	34,788	32,762	2,026	6.2
Commercial and industrial, large	56	59	(3)	(5.1)
Sales to public authorities	4,840	4,780	60	1.3

Total	355,358	346,900	8,458	2.4

(1)	Excludes $7.9 million and $17.4 million, respectively, of prior periods deferred fuel revenues recovered through Texas fuel surcharges.
(2)	Represents revenues with no related kWh sales.

			Increase (Decrease)
Nine Months Ended September 30:	2007	2006	Amount	Percent
kWh sales:
Retail:
Residential	1,735,018	1,643,387	91,631	5.6%
Commercial and industrial, small	1,685,663	1,659,965	25,698	1.5
Commercial and industrial, large	892,398	885,747	6,651	0.8
Sales to public authorities	1,044,276	1,024,746	19,530	1.9

Total retail sales	5,357,355	5,213,845	143,510	2.8

Wholesale:
Sales for resale	39,135	36,003	3,132	8.7
Off-system sales	1,710,403	1,055,256	655,147	62.1

Total wholesale sales	1,749,538	1,091,259	658,279	60.3

Total kWh sales	7,106,893	6,305,104	801,789	12.7

Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$143,863	$137,070	$6,793	5.0%
Commercial and industrial, small	125,988	123,057	2,931	2.4
Commercial and industrial, large	29,344	29,977	(633)	(2.1)
Sales to public authorities	52,698	51,859	839	1.6

Total retail non-fuel base revenues	351,893	341,963	9,930	2.9

Wholesale:
Sales for resale	1,561	1,409	152	10.8

Total non-fuel base revenues	353,454	343,372	10,082	2.9

Fuel revenues:
Recovered from customers during the period	153,810	173,218	(19,408)	(11.2	)(1)
Under (over) collection of fuel	12,878	1,472	11,406	—
New Mexico fuel in base rates	35,499	23,181	12,318	53.1

Total fuel revenues	202,187	197,871	4,316	2.2
Off-system sales	97,221	64,964	32,257	49.7
Other	13,371	16,967	(3,596)	(21.2	)(2)

Total operating revenues	$666,233	$623,174	$43,059	6.9

Average number of retail customers:
Residential	314,565	307,553	7,012	2.3%
Commercial and industrial, small	33,913	32,483	1,430	4.4
Commercial and industrial, large	56	58	(2)	(3.4)
Sales to public authorities	4,830	4,800	30	0.6

Total	353,364	344,894	8,470	2.5

(1)	Excludes $22.9 million and $43.1 million, respectively, of prior periods deferred fuel revenues recovered through Texas fuel surcharges.
(2)	Represents revenues with no related kWh sales.

			Increase (Decrease)
Twelve Months Ended September 30:	2007	2006	Amount	Percent
kWh sales:
Retail:
Residential	2,205,364	2,124,509	80,855	3.8%
Commercial and industrial, small	2,185,297	2,155,074	30,223	1.4
Commercial and industrial, large	1,211,358	1,167,391	43,967	3.8
Sales to public authorities	1,362,659	1,316,915	45,744	3.5

Total retail sales	6,964,678	6,763,889	200,789	3.0

Wholesale:
Sales for resale	48,529	43,870	4,659	10.6
Off-system sales	2,290,554	1,282,735	1,007,819	78.6

Total wholesale sales	2,339,083	1,326,605	1,012,478	76.3

Total kWh sales	9,303,761	8,090,494	1,213,267	15.0

Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$182,434	$176,015	$6,419	3.6%
Commercial and industrial, small	164,290	161,273	3,017	1.9
Commercial and industrial, large	39,869	39,494	375	0.9
Sales to public authorities	69,277	67,836	1,441	2.1

Total retail non-fuel base revenues	455,870	444,618	11,252	2.5

Wholesale:
Sales for resale	1,946	1,756	190	10.8

Total non-fuel base revenues	457,816	446,374	11,442	2.6

Fuel revenues:
Recovered from customers during the period	206,033	221,648	(15,615)	(7.0	)(1)
Under (over) collection of fuel	7,751	36,550	(28,799)	(78.8)
New Mexico fuel in base rates	42,351	30,018	12,333	41.1

Total fuel revenues	256,135	288,216	(32,081)	(11.1)
Off-system sales	128,189	81,149	47,040	58.0
Other	17,374	20,832	(3,458)	(16.6	)(2)

Total operating revenues	$859,514	$836,571	$22,943	2.7

Average number of retail customers:
Residential	313,097	306,515	6,582	2.1%
Commercial and industrial, small	33,289	32,338	951	2.9
Commercial and industrial, large	57	59	(2)	(3.4)
Sales to public authorities	4,814	4,794	20	0.4

Total	351,257	343,706	7,551	2.2

(1)	Excludes $36.7 million and $49.1 million of deferred fuel revenues recovered through Texas fuel surcharges, respectively.
(2)	Represents revenues with no related kWh sales.

Energy expenses

Our sources of energy include electricity generated from our nuclear fuel, natural gas and coal generating plants and purchased power. Palo Verde represents approximately 40% of our available net generating capacity and approximately 43%, 45% and 45%, respectively, of our available energy for the three, nine and twelve months ended September 30, 2007.

Our energy expenses increased $19.4 million or 22.0% for the three months ended September 30, 2007 when compared to 2006 primarily due to increased energy requirements of 11.9%. The increased energy requirements were primarily met through increased generation by higher cost gas-fired generating units and purchased power. As a result, our natural gas expense increased $15.3 million, or 29%, compared to the same time period last year. The increase in gas generation was partially offset by a slight decrease of 6.6% in the average price of gas. The increase in energy requirements was also met by an 8% increase in energy purchased. Purchased power expense increased $3.7 million reflecting the 8% increase in MWhs purchased and a 5.5% increase in the price of energy purchased when compared to the same period last year. During the third quarter of 2007 Palo Verde operated at an 88.7% capacity factor compared to an 88.1% capacity factor in the third quarter of 2006. Overall the average price of energy only increased 9% to $38 per MWh in the three months ended September 30, 2007 compared to $34.85 per MWh in the three months ended September 30, 2006. The table below shows the cost of energy, MWh generated or purchased and cost per MWh for each fuel type for the three month periods ended September 30, 2007 and September 30, 2006.

	Three Months Ended September 30,
	2007			2006
Fuel Type	Cost	MWh	Cost per MWh	Cost	MWh	Cost per MWh
	(in thousands)			(in thousands)
Natural gas	$68,291	915,938	$74.56	$52,948	663,225	$79.83
Coal	3,370	208,624	16.15	3,197	209,090	15.29
Nuclear	6,651	1,204,767	5.52	6,473	1,195,808	5.41

Total	78,312	2,329,329	33.62	62,618	2,068,123	30.28
Purchased power	29,183	499,606	58.41	25,503	460,567	55.37

Total energy	$107,495	2,828,935	38.00	$88,121	2,528,690	34.85

Our energy expenses increased $31.6 million or 12.5% for the nine months ended September 30, 2007 when compared to 2006 due to an 11.8% increase in energy requirements. The average cost of energy increased only 0.6% to $37.32 per MWh in the nine months ended September 30, 2007 from $37.09 per MWh in the nine months ended September 30, 2006 as increased generation from Palo Verde provided most of the increase in energy requirements. During the nine months ended September 30, 2007, Palo Verde operated at an 85.7% capacity factor compared to a 69.0% capacity factor during the same period in 2006. As a result, most of the increase in energy requirements was met through increased nuclear generation at an average fuel cost of $5.64 per MWh in the current period compared to our fuel costs of generating power at our gas-fired generating plants of $79.31 per MWh and purchased power of $58.17 per MWh. Natural gas expense increased $28.2 million reflecting a 22% increase in natural gas-fired generation. The table below shows the cost of energy, MWh generated or purchased and cost per MWh for each fuel type for the nine month periods ended September 30, 2007 and September 30, 2006.

	Nine Months Ended September 30,
	2007			2006
Fuel Type	Cost	MWh	Cost per MWh	Cost	MWh	Cost per MWh
	(in thousands)			(in thousands)
Natural gas	$164,275	2,071,299	$79.31	$136,065	1,701,301	$79.98
Coal	8,807	509,465	17.29	9,238	627,722	14.72
Nuclear	19,477	3,454,837	5.64	15,685	2,779,666	5.64

Total	192,559	6,035,601	31.90	160,988	5,108,689	31.51
Purchased power	91,181	1,567,603	58.17	91,127	1,689,201	53.95

Total energy	$283,740	7,603,204	37.32	$252,115	6,797,890	37.09

Our energy expenses increased $3.7 million for the twelve months ended September 30, 2007 when compared to 2006 due to a 13.8% increase in energy requirements. The increase in energy requirements was met with increased generation from Palo Verde, increased natural gas generation, and increased purchases of economy energy in the wholesale power market. Our average cost of energy declined 11.2% to $36.48 in the twelve months ended September 30, 2007 from $41.09 per MWh in the twelve months ended September 30, 2006. The decline in the average cost of fuel was a result of the increase in low cost nuclear generation and a 13.3% decline in the average cost of natural gas-fired generation. During the twelve-month period ended September 30, 2007 Palo Verde operated at an 83.0% capacity factor compared to a 66.8% capacity factor for the twelve-month period ended September 30, 2006. The average cost of purchased power also declined 4.4% to $56.08 per MWh in the twelve months ended September 30, 2007 and as a result we purchased 5% more power in the twelve-month period ended September 30, 2007 rather than generating additional energy with natural gas. The table below shows the cost of energy, MWh generated or purchased and cost per MWh for each fuel type for the twelve-month periods ended September 30, 2007 and September 30, 2006.

	Twelve Months Ended September 30,
	2007			2006
Fuel Type	Cost	MWh	Cost per MWh	Cost	MWh	Cost per MWh
	(in thousands)			(in thousands)
Natural gas	$208,695	2,657,095	$78.54	$209,942	2,317,942	$90.57
Coal	11,267	708,924	15.89	11,485	821,767	13.98
Nuclear	24,965	4,468,899	5.59	20,280	3,591,842	5.65

Total	244,927	7,834,918	31.26	241,707	6,731,551	35.91
Purchased power	117,043	2,087,063	56.08	116,525	1,986,694	58.65

Total energy	$361,970	9,921,981	36.48	$358,232	8,718,245	41.09

Other operations expense

Other operations expense decreased $1.1 million, or 2.2%, for the three months ended September 30, 2007 compared to the same period last year primarily due to decreased administrative and general expenses of $3.3 million related to an increase in capitalized employee benefits, decreased workers compensation insurance expense, and a sales tax refund in 2007 with no comparable activity in 2006. These decreases were partially offset by increased Palo Verde operations expense of $2.0 million.

Other operations expense increased $2.4 million, or 1.7%, for the nine months ended September 30, 2007 compared to the same period last year primarily due to (i) increased Palo Verde operations expense of $6.3 million and (ii) increased customer accounts expense of $1.2 million. These increases were partially offset by decreased administrative and general expenses of $4.9 million related to an increase in capitalized employee benefits, decreased workers compensation insurance expense, and a sales tax refund in 2007 with no comparable activity in 2006.

Other operations expense increased $9.4 million, or 5.1%, for the twelve months ended September 30, 2007 compared to the same period last year primarily due to (i) increased Palo Verde operations expense of $8.3 million and (ii) increased customer accounts expense of $1.7 million. These increases were partially offset by decreased administrative and general expenses of $1.8 million related to decreased workers compensation insurance costs.

Maintenance expense

Maintenance expense increased $1.7 million, or 17.3%, for the three months ended September 30, 2007 primarily due to increased Palo Verde maintenance expense of $2.7 million, partially offset by the decreased maintenance expense at our distribution facilities of $0.7 million.

Maintenance expense decreased $6.6 million, or 14.2%, for the nine months ended September 30, 2007 due to decreased maintenance expense at our gas-fired generating plants of $7.0 million as a result of the timing of planned maintenance and reduced unplanned maintenance.

Maintenance expense decreased $9.9 million, or 15.7%, for the twelve months ended September 30, 2007 primarily due to decreased maintenance expense at our gas-fired generating plants of $10.0 million as a result of the timing of planned maintenance and reduced unplanned maintenance.

Depreciation and amortization expense

Depreciation and amortization expense increased $0.5 million, $0.6 million and $1.8 million for the three, nine and twelve months ended September 30, 2007, respectively, compared to the same periods last year primarily due to increases in depreciable plant balances.

Taxes other than income taxes

Taxes other than income taxes decreased by $0.9 million and $1.7 million and $3.2 million for the three, nine and twelve months ended September 30, 2007, respectively, compared to the same periods last year due to lower property taxes. The three and nine month periods decrease was also due to a change in the Texas franchise tax law resulting in all franchise taxes being recorded as income taxes beginning in 2007.

Other income (deductions)

Other income (deductions) increased $3.3 million, $6.8 million, and $8.8 million for the three, nine and twelve months ended September 30, 2007 compared to the same period last year primarily due to (i) increased allowance for equity funds used during construction (“AEFUDC”) due to the re-application of SFAS No. 71 to our Texas jurisdiction beginning December 31, 2006 and increased construction work in progress subject to AEFUDC in 2007 and (ii) increased investment and interest income due to gains on the sale of securities held in the decommissioning trusts. The nine and twelve month periods also increased when compared to the same periods in 2006 due to increased interest income on larger cash and decommissioning trust fund balances.

Interest charges (credits)

Interest charges (credits) decreased $1.0 million and $0.9 million for the three and nine months ended September 30, 2007 compared to the same periods last year primarily due to an increase in allowance for borrowed funds used during construction as a result of the re-application of SFAS No. 71 to our Texas jurisdiction beginning December 31, 2006 and increased construction work in progress and nuclear fuel subject to AFUDC and capitalized interest. The $1.6 million decrease in interest charges related to the re-application of SFAS No. 71 to our Texas jurisdiction and increased construction work in progress and nuclear fuel subject to AFUDC and capitalized interest reflected in the twelve month period ending September 30, 2007 was offset by a $1.6 million increase in interest related to our nuclear fuel trust and our pollution control bonds.

Income tax expense

Income tax expense increased $5.2 million, $15.3 million, and $18.8 million for the three, nine and twelve months ended September 30, 2007, respectively, compared to the same periods last year due to increases in pretax income. The nine and twelve month period increases were also due to a $6.2 million reduction in deferred state income taxes resulting from the cumulative effect of a change in the Texas franchise (income) tax law recorded in June 2006 with no comparable activity in 2007.

Extraordinary gain

The extraordinary gain on re-application of SFAS No. 71 for the twelve months ended September 30, 2007 relates to our determination that we met the criteria necessary to re-apply SFAS No. 71 to our Texas jurisdiction beginning December 31, 2006. The re-application of SFAS No. 71 to our Texas jurisdiction resulted in a $6.1 million extraordinary gain, net of tax, at December 31, 2006. For a full discussion on the re-application of SFAS No. 71 to our Texas jurisdiction, see Note A of Notes to Consolidated Financial Statements in the 2006 Form 10-K.

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

Liquidity and Capital Resources

Our principal liquidity requirements in the near-term are expected to consist of interest payments on our indebtedness, capital expenditures related to our generating facilities and transmission and distribution systems, expenditures for nuclear fuel inventory and operating expenses including fuel costs and taxes. Cash flow from operations funded all of our capital requirements except nuclear fuel inventory in the nine-month period ended September 30, 2007 and we expect that cash flows from operations will continue to fund a significant portion of capital requirements. As of September 30, 2007, we had approximately $34.9 million in cash and cash equivalents, a decrease of $5.2 million from the balance of $40.1 million on December 31, 2006.

Capital Requirements. Revenues from the sale of electricity include a recovery of fuel costs, which are essentially passed through to customers through fuel adjustment mechanisms in Texas and New Mexico and a portion through base rates in New Mexico. In Texas, fuel costs are recovered through a fixed fuel factor which may be adjusted twice a year. We record deferred fuel revenues for the under-recovery of fuel costs until they can be recovered from Texas customers. In September 2007, we completed the recovery in Texas of $53.6 million of fuel under-recoveries through a fuel surcharge which began in October 2005 and in January 2007 we completed the recovery in Texas of $34 million of fuel under-recoveries, including interest through the surcharge period, through a fuel surcharge which began in February 2006. In the nine month period ended September 30, 2007 we collected $22.9 million of deferred fuel revenue through surcharges. During this same period, we under-collected current fuel costs and deferred for future recovery from our Texas customers $14.5 million of fuel costs. The net reduction in our deferred fuel balance of $8.4 million increased cash flow. As of September 30, 2007, we had a fuel under-recovery balance of $21.5 million from our Texas customers and $1.2 million from our New Mexico customers. We expect to seek recovery of the remaining fuel under-recovery balance from our Texas customers in our next fuel factor filing in January 2008.

Our long-term liquidity requirements consist primarily of construction of electric utility plant and the payment of interest on debt. Capital requirements for new electric plant were $104.0 million for the nine month period ended September 30, 2007 which were financed with cash flows from operations. Projected utility construction expenditures will consist primarily of expanding and updating the transmission and distribution systems, adding new generation, and making capital improvements and replacements at Palo Verde and other generating facilities, including replacing steam generators in Palo Verde Unit 3. See Part I, Item 1, “Business – Construction Program” in our 2006 Form 10-K. We expect that a significant portion of our construction expenditures will be financed with internal sources of funds through 2008 and the remainder financed with debt.

Our capital requirements for nuclear fuel have increased substantially in 2007 as a result of increases in prices for uranium concentrates and increases in our inventory of nuclear fuel feedstock. We finance our nuclear fuel inventory through a trust that borrows under our $200 million credit facility to acquire and process the nuclear fuel. In 2007, borrowings under the credit facility for nuclear fuel increased $40.5 million to $86.7 million as of September 30, 2007 compared to an increase of $2.5 million in 2006 to $44.4 million as of September 30, 2006.

During the twelve months ended September 30, 2007, we utilized $10.1 million of federal income tax loss carryforwards and $0.1 million of state income tax loss carryforwards as a result of increases in taxable income and the inclusion of deferred fuel revenues in taxable income as they are collected through fuel surcharges. All federal and state tax loss carryforwards were fully utilized by year end 2006. At September 30, 2007, we had an alternative minimum tax credit carryforward balance of

$36.8 million which can be used to reduce our tax liabilities to the level of the alternative minimum tax. We expect future cash flow requirements for federal and state income taxes to increase over that required in recent years as tax credits are fully utilized.

We continually evaluate our funding requirements related to our retirement plans, other postretirement benefit plans, and decommissioning trust funds. We have contributed $11.2 million of the projected $13.6 million 2007 annual contribution to our retirement plans during the nine months ended September 30, 2007. We have also contributed $2.9 million of the projected $3.4 million 2007 annual contribution to our other postretirement benefit plan and $5.2 million of the projected $7.0 million 2007 annual contribution to our decommissioning trust funds during the nine months ended September 30, 2007.

The Company does not pay dividends on common stock. Since 1999, we have repurchased approximately 19.3 million shares of common stock at an aggregate cost of $269.4 million, including commissions. During the first nine months of 2007, we repurchased 1,344,338 shares of common stock at an aggregate cost of $31.4 million. No shares remain authorized to be repurchased under the currently authorized stock repurchase plan. We financed capital requirements for common stock repurchases with cash flows from operations. We may make purchases of our stock in the future pursuant to stock repurchase plans if authorized by our Board of Directors. The repurchased shares will be available for issuance under employee benefit and stock option plans, or may be retired. Common stock equity as a percentage of capitalization, including the current portion of long-term debt and financing obligations, was 47.9% as of September 30, 2007.

Capital Sources. As discussed in our 2006 Form 10-K, we maintain the ability to issue long-term debt, if needed, to finance capital requirements and for other corporate purposes including the repurchase of common stock. Our Senior Notes are rated “Baa2” by Moody’s and “BBB” by Standard & Poors. Construction expenditures are expected to increase as we plan to add new generation capacity in 2009 and subsequent years. We expect to initially fund most of our construction expenditures with internally generated funds and, when appropriate, the issuance of long-term debt, consistent with maintaining a capital structure typical of a regulated electric utility. Due to the increased volatility in the natural gas and nuclear fuel markets we expanded our existing credit facility in July 2007 from $150 million to $200 million and increased the maximum authorized amount of the credit facility which is available for nuclear fuel borrowings from $70 million to $120 million.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk due to changes in interest rates, equity prices and commodity prices. See our 2006 Form 10-K, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” for a complete discussion of the market risks we face and our market risk sensitive assets and liabilities. As of September 30, 2007, there have been no material changes in the market risks we faced or the fair values of assets and liabilities disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2006 Form 10-K.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. During the period covered by this report, the Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of September 30, 2007, (the “Evaluation Date”), concluded that as of the Evaluation Date, our disclosure controls and procedures (as required by paragraph (b) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15) were effective and designed to ensure that material information relating to us and our consolidated subsidiary would be made known to them by others within those entities.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15, that occurred during the quarter ended September 30, 2007, that materially affected, or that were reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We hereby incorporate by reference the information set forth in Part I of this report under Notes B and G of Notes to Consolidated Financial Statements.

Item 1A.	Risk Factors

Our 2006 Form 10-K includes a detailed discussion of our risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities.

Period	Total Number of Shares Purchased	Average Price Paid per Share (Including Commissions)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July 1 to July 31, 2007	0	$—	0	755,238
August 1 to August 31, 2007	0	—	0	755,238
September 1 to September 30, 2007	755,238	23.01	755,238	0

(a)	In September 2006, the Company’s Board of Directors authorized a stock repurchase program permitting the repurchase of up to 2.3 million additional shares of its outstanding common stock. No shares remain available for repurchase under such plan.

Item 6.	Exhibits

See Index to Exhibits incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EL PASO ELECTRIC COMPANY

By:	/s/ SCOTT D. WILSON
Scott D. Wilson
Executive Vice President,
Chief Financial Officer and
Chief Administrative Officer
(Duly Authorized Officer and
Principal Financial Officer)

Dated: November 6, 2007

EL PASO ELECTRIC COMPANY

INDEX TO EXHIBITS

Exhibit Number	Exhibit
†10.12	Form of Directors’ Restricted Stock Award Agreement between the Company and certain directors of the Company. (Identical in all material respects to Exhibit 10.07 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

15	Letter re Unaudited Interim Financial Information

31.01	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	In lieu of non-employee director cash compensation, two agreements, dated as of October 1, 2007, substantially identical in all material respects to this Exhibit, have been entered into with Kenneth R. Heitz; and Patricia Z. Holland-Branch; directors of the Company.