Form 10-K
period 2007-12-31
EL PASO ELECTRIC CO /TX/
filed 2008-02-29
CIK 31978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Act).

Large accelerated filer  ☒    Accelerated filer  ☐     Non-accelerated filer  ☐     Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

As of June 30, 2007, the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,109,228,847 (based on the closing price as quoted on the New York Stock Exchange on that date).

As of January 31, 2008, there were 45,150,655 shares of the Company’s no par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2008 annual meeting of its shareholders are incorporated by reference into Part III of this report.

DEFINITIONS

The following abbreviations, acronyms or defined terms used in this report are defined below:

Abbreviations, Acronyms or Defined Terms	Terms
2007 New Mexico Stipulation	Stipulation in Case No. 06-00258-UT dated February 6, 2007, between the Company and other parties to the Company’s rate proceeding before the NMPRC
ANPP Participation Agreement	Arizona Nuclear Power Project Participation Agreement dated August 23, 1973, as amended
APS	Arizona Public Service Company
CFE	Comisión Federal de Electricidad de Mexico, the national electric utility of Mexico
Common Plant or Common Facilities	Facilities at or related to Palo Verde that are common to all three Palo Verde units
Company	El Paso Electric Company
DOE	United States Department of Energy
El Paso	City of El Paso, Texas
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fort Bliss	The United States Army Air Defense Center located in El Paso, Texas
Four Corners	Four Corners Generating Station
kV	Kilovolt(s)
kW	Kilowatt(s)
kWh	Kilowatt-hour(s)
Las Cruces	City of Las Cruces, New Mexico
MW	Megawatt(s)
MWh	Megawatt-hour(s)
NMPRC	New Mexico Public Regulation Commission
Net dependable generating capability	The maximum load net of plant operating requirements which a generating plant can supply under specified conditions for a given time interval, without exceeding approved limits of temperature and stress
New Mexico Restructuring Act	New Mexico Electric Utility Industry Restructuring Act of 1999
NRC	Nuclear Regulatory Commission
Palo Verde	Palo Verde Nuclear Generating Station
Palo Verde Participants	Those utilities who share in power and energy entitlements, and bear certain allocated costs, with respect to Palo Verde pursuant to the ANPP Participation Agreement
PNM	Public Service Company of New Mexico
SFAS	Statement of Financial Accounting Standards
SPS	Southwestern Public Service Company
TEP	Tucson Electric Power Company
Texas Commission	Public Utility Commission of Texas
Texas Freeze Period	Five-year period beginning July 1, 2005, during which base rates for most Texas retail customers remain frozen pursuant to the City Rate Agreement
Texas Restructuring Law	Texas Public Utility Regulatory Act Chapter 39, Restructuring of the Texas Electric Utility Industry
TNP	Texas-New Mexico Power Company

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

These forward-looking statements involve known and unknown risks that may cause our actual results in future periods to differ materially from those expressed in any forward-looking statement. Factors that would cause or contribute to such differences include, but are not limited to, such things as:

•	our rates in Texas following the end of the Texas Freeze Period,

•	our rates in New Mexico following the 2007 New Mexico Stipulation,

•	loss of margins on off-system sales due to changes in wholesale power prices or availability of competitive generation resources,

•

ability of our operating partners to maintain plant operations and manage operation and maintenance costs at Palo Verde and Four Corners plants including additional costs associated with the degraded cornerstone status of Palo Verde,

•	reductions in output at generation plants operated by the Company,

•	unscheduled outages including outages at Palo Verde,

•	electric utility deregulation or re-regulation,

•	regulated and competitive markets,

•	ongoing municipal, state and federal activities,

•	economic and capital market conditions,

•	changes in accounting requirements and other accounting matters,

•	changing weather trends,

•	rates, cost recoveries and other regulatory matters including the ability to recover fuel costs on a timely basis,

•	changes in environmental regulations,

•	political, legislative, judicial and regulatory developments,

(iii)

•	the impact of lawsuits filed against us,

•	the impact of changes in interest rates,

•	changes in, and the assumptions used for, pension and other post-retirement and post-employment benefit liability calculations, as well as actual and assumed investment returns on pension plan assets,

•	the impact of changing cost escalation and other assumptions on our nuclear decommissioning liability for the Palo Verde Nuclear Generating Station,

•	Texas, New Mexico and electric industry utility service reliability standards,

•	homeland security considerations,

•	coal, uranium, natural gas, oil and wholesale electricity prices and availability, and

•	other circumstances affecting anticipated operations, sales and costs.

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

General

El Paso Electric Company is a public utility engaged in the generation, transmission and distribution of electricity in an area of approximately 10,000 square miles in west Texas and southern New Mexico. The Company also serves a wholesale customer in Texas and from time to time a customer in the Republic of Mexico. The Company owns or has significant ownership interests in six electrical generating facilities providing it with a net dependable generating capability of approximately 1,503 MW. For the year ended December 31, 2007, the Company’s energy sources consisted of approximately 43% nuclear fuel, 28% natural gas, 7% coal, 22% purchased power and less than 1% generated by wind turbines.

The Company serves approximately 360,000 residential, commercial, industrial and wholesale customers. The Company distributes electricity to retail customers principally in El Paso, Texas and Las Cruces, New Mexico (representing approximately 55% and 9%, respectively, of the Company’s operating revenues for the year ended December 31, 2007). In addition, the Company’s wholesale sales include sales for resale to other electric utilities and power marketers. Principal industrial and other large customers of the Company include United States military installations, including Fort Bliss in Texas and White Sands Missile Range and Holloman Air Force Base in New Mexico, two large universities, and oil, copper refining and steel production facilities.

The Company’s principal offices are located at the Stanton Tower, 100 North Stanton, El Paso, Texas 79901 (telephone 915-543-5711). The Company was incorporated in Texas in 1901. As of January 31, 2008, the Company had approximately 1,000 employees, 44% of whom are covered by a collective bargaining agreement.

The Company makes available free of charge through its website, www.epelectric.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). In addition, copies of the annual report will be made available free of charge upon written request. The SEC also maintains an internet site that contains reports, proxy and information statements and other information for issuers that file electronically with the SEC. The address of that site is www.sec.gov. The information on the internet site is not incorporated into this document by reference.

Facilities

The Company’s net dependable generating capability of 1,503 MW consists of the following:

Station	Primary Fuel Type	Net Dependable Generating Capability (MW)
Palo Verde Station	Nuclear Fuel	633
Newman Power Station	Natural Gas	474
Rio Grande Power Station	Natural Gas	229
Four Corners Station	Coal	104
Copper Power Station	Natural Gas	62
Hueco Mountain Wind Ranch	Wind	1

Total		1,503

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

In October 2006, the NRC conducted an inspection of the Palo Verde emergency diesel generators after a Palo Verde Unit 3 emergency diesel generator did not activate during routine inspections in July and September 2006. On February 22, 2007, the NRC issued a “white” finding (low to moderate safety significance) for this matter. Based upon this finding, coupled with a previous NRC “yellow” finding (substantial safety significance) relating to a 2004 matter involving Palo Verde’s safety injection systems, the NRC placed Palo Verde Unit 3 in the “multiple/repetitive degraded cornerstone” column of the NRC’s action matrix which has resulted in an enhanced NRC inspection regimen. This enhanced inspection regimen and resulting corrective actions has resulted in increased operating costs at the plant. Of the 104 commercial nuclear reactors in the United States regulated by the NRC, only Palo Verde Unit 3 was listed in the “multiple/repetitive degraded cornerstone” category as of the end of 2007. The Company is currently unable to predict the impact that the NRC’s increased oversight may have on Palo Verde’s operations and the cost of operations.

Decommissioning. Pursuant to the ANPP Participation Agreement and federal law, the Company must fund its share of the estimated costs to decommission Palo Verde Units 1, 2 and 3, including the Common Facilities, through the term of their respective operating licenses. The Company is required to maintain a minimum accumulation and a minimum funding level in its decommissioning account at the end of each annual reporting period during the life of the plant. The Company has established external trusts with an independent trustee which enable the Company to record a current deduction for federal income tax purposes of a portion of amounts funded. At December 31, 2007, the Company’s decommissioning trust fund had a balance of $130.7 million and the Company was above its minimum funding level. The Company will continue to monitor the status of its decommissioning funds and adjust its deposits, if necessary, to remain at or above its minimum accumulation requirements in the future.

Decommissioning costs are estimated every three years based upon engineering cost studies performed by outside engineers retained by APS. In 2005, the Palo Verde Participants approved the 2004 Palo Verde decommissioning study (“2004 Study”). The 2004 Study estimated that the Company must fund approximately $335.7 million (stated in 2004 dollars) to cover its share of decommissioning costs. Although the 2004 Study was based on the latest available information, there can be no assurance that decommissioning cost estimates will not increase in the future or that regulatory requirements will not change. In addition, until a new low-level radioactive waste repository opens and operates for a number of years, estimates of the cost to dispose of low-level radioactive waste are subject to significant uncertainty. A study of decommissioning costs was performed in 2007 (“2007 Study”). Preliminary results of the 2007 Study indicate a reduction in decommissioning costs from the 2004 Study which, if adopted, will result in lower asset retirement obligations and lower expenses in the future. The 2007 Study is expected to be approved in the second quarter of 2008. See “Spent Fuel Storage” and “Disposal of Low-Level Radioactive Waste” below.

Spent Fuel Storage. The original spent fuel storage facilities at Palo Verde had sufficient capacity to store all fuel discharged from normal operation of all three Palo Verde units through 2003. Alternative on-site storage facilities and casks have been constructed to supplement the original facilities. In March 2003, APS began removing spent fuel from the original facilities as necessary, and placing it in special storage casks which will be stored at the new facilities until accepted by the DOE for permanent disposal. The 2004 Study assumed that costs to store fuel on-site will become the responsibility of the DOE after 2037. APS believes that spent fuel storage or disposal methods will be available to allow each Palo Verde unit to continue to operate through the term of its operating license.

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

Reactor Vessel Heads. In accordance with applicable NRC requirements, APS conducts regular inspections of reactor vessel heads at Palo Verde Units 1, 2 and 3. In an effort to reduce long-term operating costs at the station related to inspection of the reactor heads, related equipment, and possible repair costs, APS plans to replace reactor vessel heads at Palo Verde. Reactor vessel head replacement is scheduled to occur at Units 1, 2 and 3 in 2010, 2009 and 2009, respectively. The Company’s share of the costs for this project is estimated to be $21.3 million.

Liability and Insurance Matters. The Palo Verde participants have insurance for public liability resulting from nuclear energy hazards to the full limit of liability under federal law currently at $10.8 billion. This potential liability is covered by primary liability insurance provided by commercial insurance carriers in the amount of $300 million and the balance by an industry-wide retrospective assessment program. If a loss at a nuclear power plant covered by the programs exceeds the accumulated funds in the primary level of protection, the Company could be assessed retrospective premium adjustments on a per incident basis. Under federal law, the maximum assessment per reactor under the program for each nuclear incident is approximately $100.6 million, subject to an annual limit of $15 million. Based upon the Company’s 15.8% interest in the three Palo Verde units, the Company’s maximum potential assessment per incident for all three units is approximately $47.7 million, with an annual payment limitation of approximately $7.1 million.

The Palo Verde Participants maintain “all risk” (including nuclear hazards) insurance for property damage to, and decontamination of, property at Palo Verde in the aggregate amount of $2.75 billion, a substantial portion of which must first be applied to stabilization and decontamination. The Company has also secured insurance against portions of any increased cost of generation or purchased power and business interruption resulting from a sudden and unforeseen outage of any of the three units. The insurance coverage discussed in this and the previous paragraph is subject to certain policy conditions and exclusions. A mutual insurance company whose members are utilities with nuclear facilities issues these policies. If losses at any nuclear facility covered by this mutual insurance company were to exceed the accumulated funds for these insurance programs, the Company could be assessed retrospective premium adjustments of up to $11.5 million for the current policy period.

Newman Power Station

The Company’s Newman Power Station, located in El Paso, Texas, consists of three steam-electric generating units and one combined cycle generating unit with an aggregate net capability of approximately 474 MW. The units operate primarily on natural gas but can also operate on fuel oil.

Rio Grande Power Station

The Company’s Rio Grande Power Station, located in Sunland Park, New Mexico, adjacent to El Paso, Texas, consists of three steam-electric generating units with an aggregate net capability of approximately 229 MW. The units operate primarily on natural gas but can also operate on fuel oil.

Four Corners Station

The Company owns a 7% interest, or approximately 104 MW, in Units 4 and 5 at Four Corners, located in northwestern New Mexico. Each of the two coal-fired generating units has a total net capability of 739 MW. The Company shares power entitlements and certain allocated costs of the two units with APS (the Four Corners operating agent) and the other participants, PNM, TEP, SCE and SRP.

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

Springerville-Luna-Diablo Line. The Company owns a 310-mile, 345 kV transmission line from TEP’s Springerville Generating Plant near Springerville, Arizona, to the Luna Substation near Deming, New Mexico, and to the Diablo Substation near Sunland Park, New Mexico. This transmission line provides an interconnection with TEP for delivery of the Company’s generation entitlements from Palo Verde and, if necessary, Four Corners.

West Mesa-Arroyo Line. The Company owns a 202-mile, 345 kV transmission line from PNM’s West Mesa Substation located near Albuquerque, New Mexico, to the Arroyo Substation located near Las Cruces, New Mexico. This is the primary delivery point for the Company’s generation entitlement from Four Corners, which is transmitted to the West Mesa Substation over approximately 150 miles of transmission lines owned by PNM.

Greenlee-Hidalgo-Luna-Newman Line. The Company owns 40% of a 60-mile, 345 kV transmission line between TEP’s Greenlee Substation near Duncan, Arizona to the Hidalgo Substation near Lordsburg, New Mexico, approximately 57% of a 50-mile, 345 kV transmission line between the Hidalgo Substation and the Luna Substation and 100% of an 86-mile, 345 kV transmission line between the Luna Substation and the Newman Power Station. These lines provide an interconnection with TEP for delivery of the Company’s entitlements from Palo Verde and, if necessary, Four Corners. The Company owns the Afton 345 kV Substation located approximately 57 miles from the Luna Substation on the Luna-to-Newman portion of the line. The Afton Substation interconnects a generator owned and operated by PNM.

Eddy County-AMRAD Line. The Company owns 66.7% of a 125-mile, 345 kV transmission line from the Company’s and PNM’s (formerly TNP’s) high voltage direct current terminal at the Eddy County Substation near Artesia, New Mexico to the AMRAD Substation near Oro Grande, New Mexico. The Company owns 66.7% of the terminal. This terminal enables the Company to connect its transmission system to that of SPS (a subsidiary of Xcel Energy), providing the Company with access to purchased and emergency power from SPS and power markets to the east.

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

Another way in which environmental matters may impact the Company’s operations and business is the implementation of the U.S. Environmental Protection Agency’s Clean Air Interstate Rule which, as applied to the Company, may result in a requirement that it substantially reduce emissions of nitrogen oxides from its power plants in Texas and/or purchase allowances representing other parties’ emissions reductions starting in 2009. These requirements become more stringent in 2015, and are anticipated to require even further emissions reductions or additional allowance purchases.

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

The Company analyzes the costs of its obligations arising from environmental matters on an ongoing basis and believes it has made adequate provision in its financial statements to meet such obligations. As a result of this analysis, the Company has a provision for environmental remediation obligations of approximately $1.4 million as of December 31, 2007, which amounts are related to compliance with federal and state environmental standards. However, unforeseen expenses associated with environmental compliance or remediation may occur and could have a material adverse effect on the future operations and financial condition of the Company.

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

On April 4, 2007, the Company submitted its application for a New Source Review Air Quality Permit/Prevention of Significant Deterioration (“PSD”) permit to the TCEQ for the new natural-gas electric generating units to be located at its existing Newman plant site in the City of El Paso (“Newman Unit 5”). The Company expects to receive approval of its PSD application in the second quarter of 2008. Additional environmental permits other than the PSD are not required to begin construction of these new generating units because Newman Unit 5 will be constructed at an existing plant site and other permits are currently in place which will encompass Newman Unit 5.

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

Construction Program

Utility construction expenditures reflected in the following table consist primarily of local generation, expanding and updating the transmission and distribution systems, including growth associated with the expansion of Ft. Bliss, and the cost of capital improvements and replacements at Palo Verde. Studies indicate that the Company will need additional power generation resources to meet increasing load requirements on its system, the costs of which are included in the table below.

The Company’s estimated cash construction costs for 2008 through 2011 are approximately $842 million. Actual costs may vary from the construction program estimates shown. Such estimates are reviewed and updated periodically to reflect changed conditions.

By Year (1)(2) (In millions)		By Function (In millions)
2008	$210	Production (1)(2)	$430
2009	219	Transmission	94
2010	213	Distribution	213
2011	200	General	105

Total	$842	Total	$842

(1)	Does not include acquisition costs for nuclear fuel. See “Energy Sources – Nuclear Fuel.”
(2)	Includes $193 million for new gas-fired generating capacity and $60 million for other local generation, $18 million for the Four Corners Station and $159 million for the Palo Verde Station.

Energy Sources

General

The following table summarizes the percentage contribution of nuclear fuel, natural gas, coal and purchased power to the total kWh energy mix of the Company. Energy generated by wind turbines accounted for less than 1% of the total kWh energy mix.

	Years Ended December 31,
Power Source	2007	2006	2005
Nuclear fuel	43%	42%	46%
Natural gas	28	25	30
Coal	7	9	9
Purchased power	22	24	15

Total	100%	100%	100%

Allocated fuel and purchased power costs are generally recoverable from customers in Texas and New Mexico pursuant to applicable regulations. Historical fuel costs and revenues are reconciled periodically in proceedings before the Texas Commission and the NMPRC. See “Regulation – Texas Regulatory Matters” and “– New Mexico Regulatory Matters.”

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

Nuclear Fuel Financing. Pursuant to the ANPP Participation Agreement, the Company owns an undivided interest in nuclear fuel purchased in connection with Palo Verde. The nuclear fuel material market has recently been affected by supply disruptions and significant price increases with the cost of uranium having increased significantly in the last few years. The Palo Verde Participants have taken steps to mitigate the effects of future supply disruptions and price increases by changing from a procurement strategy under which nuclear fuel arrives at Palo Verde one month prior to being loaded into a reactor to a strategy where (i) nuclear fuel arrives on site three months before being loaded and (ii) a strategic inventory of converted nuclear fuel material sufficient to provide feed stock for one full reactor reload is stored for future use. This change in procurement strategy increased our cash funding requirements in 2007. In July 2007, the Company expanded its revolving credit facility from $150 million to $200 million which provides for both working capital and up to $120 million for the financing of nuclear fuel. This facility has a five-year term ending April 11, 2011. At December 31, 2007, approximately $83.0 million had been drawn to finance nuclear fuel. This financing is accomplished through a trust that borrows under the credit facility to acquire and process the nuclear fuel. The Company is obligated to repay the trust’s borrowings with interest. In the Company’s financial statements, the assets and liabilities of the trust are consolidated and reported as assets and liabilities of the Company.

Natural Gas

The Company manages its natural gas requirements through a combination of a long-term supply contract and spot market purchases. The long-term supply contract provides for firm deliveries of gas at market-based index prices. In 2007, the Company’s natural gas requirements at the Newman and Rio Grande Power Stations were met with both short-term and long-term natural gas purchases from various suppliers and this practice is expected to continue in 2008. Interstate gas is delivered under a base firm transportation contract. The Company anticipates it will continue to purchase natural gas at spot market prices on a monthly basis for a portion of the fuel needs for the Newman and Rio Grande Power Station. The Company will continue to evaluate the availability of short-term natural gas supplies versus long-term supplies to maintain a reliable and economical supply for the Newman and Rio Grande Power Stations.

Natural gas for the Newman and Copper Power Stations is also supplied pursuant to an intrastate natural gas contract that expired in 2007, but was extended on a short-term basis until a new contract can be negotiated. The Company is currently in the process of renegotiating this contract.

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

The Company previously received notice from SPS that SPS had been subject to adverse regulatory action by the Texas Commission regarding transactions under the contract and that SPS wished to exercise its right to terminate the contract early. As a result, on January 29, 2008, the Company and SPS entered into an amendment to the contract and agreed that the contract will terminate on September 30, 2009.

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

Other purchases of shorter duration were made during 2007 primarily to replace the Company’s generation resources during planned and unplanned outages and for economic reasons.

Operating Statistics

	Years Ended December 31,
	2007	2006	2005
Operating revenues (in thousands):
Non-fuel base revenues:
Retail:
Residential	$184,562	$175,641	$173,007
Commercial and industrial, small	168,091	161,359	158,406
Commercial and industrial, large	39,092	40,502	39,192
Sales to public authorities	72,763	68,438	65,861

Total retail base revenues	464,508	445,940	436,466
Wholesale:
Sales for resale	1,919	1,794	1,687

Total non-fuel base revenues	466,427	447,734	438,153
Fuel revenues:
Recovered from customers during the period	197,383	225,441	164,500
Under (over) collection of fuel	17,828	(3,655)	79,539
New Mexico fuel in base rates	51,487	30,033	29,440

Total fuel revenues	266,698	251,819	273,479
Off-system sales	125,974	95,932	78,209
Other	18,328	20,970	14,072

Total operating revenues	$877,427	$816,455	$803,913

Number of customers (end of year):
Residential	317,091	311,923	304,031
Commercial and industrial, small	35,147	32,950	31,969
Commercial and industrial, large	53	58	61
Other	4,853	4,800	4,792

Total	357,144	349,731	340,853

Average annual kWh use per residential customer	7,085	6,852	6,936

Energy supplied, net, kWh (in thousands):
Generated	7,707,095	6,908,006	7,500,144
Purchased and interchanged	2,188,904	2,208,661	1,255,626

Total	9,895,999	9,116,667	8,755,770

Energy sales, kWh (in thousands):
Retail:
Residential	2,232,668	2,113,733	2,090,098
Commercial and industrial, small	2,216,428	2,159,599	2,126,918
Commercial and industrial, large	1,195,038	1,204,707	1,165,506
Sales to public authorities	1,384,380	1,343,129	1,270,116

Total retail	7,028,514	6,821,168	6,652,638

Wholesale:
Sales for resale	48,290	45,397	41,883
Off-system sales	2,201,294	1,635,407	1,420,778

Total wholesale	2,249,584	1,680,804	1,462,661

Total energy sales	9,278,098	8,501,972	8,115,299
Losses and Company use	617,901	614,695	640,471

Total	9,895,999	9,116,667	8,755,770

Native system:
Peak load, kW	1,508,000	1,428,000	1,376,000
Net dependable generating capability for peak, kW (1)	1,492,000	1,492,000	1,479,000

Total system:
Peak load, kW (2)	1,680,000	1,675,000	1,628,000
Net dependable generating capability for peak, kW (1) (3)	1,492,000	1,492,000	1,479,000
System capacity factor (4)	65.2%	59.7%	58.6%

(1)	Excludes 11,000 kW increase in generating capability at Palo Verde related to the steam generator replacements for Unit 3 that was completed January 2008.
(2)	Includes spot firm sales and net losses of 172,000 kW, 247,000 kW and 252,000 kW for 2007, 2006 and 2005, respectively.
(3)	Excludes 133,000 kW for 2007 and 2006 and 103,000 kW for 2005 of firm on and off-peak purchases.
(4)	System capacity factor includes average firm system purchases of 133,000 kW for 2007 and 2006 and 103,000 kW for 2005.

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

Texas Regulatory Matters

Texas Rate Agreements. The Company has entered into agreements (“Texas Rate Agreements”) with El Paso, Commission Staff and other parties in Texas that provide for most retail base rates to remain at their current level through June 30, 2010. During the rate freeze period, if the Company’s return on equity falls below the bottom of a defined range, the Company has the right to initiate a rate case and seek an adjustment to base rates. If the Company’s return on equity exceeds the top of the range, the Company will refund an amount equal to 50% of the pretax return in excess of the ceiling. The range is based upon a risk premium above a twelve month average of comparable credit quality bond yields and at a twelve month average of such bond yields the range would be approximately 8.3% to 12.3%. During 2007 the Company’s return on equity fell within this range.

Pursuant to a rate agreement with El Paso in July 2005, the Company agreed to share with its Texas customers 25% of off-system sales margins and wheeling revenues among other provisions. Under the prior rate agreement, the Company shared 50% of off-system sales margins and wheeling revenues with Texas customers. A request for approval of the off-system sales and wheeling revenue sharing provision was filed with the Texas Commission in January 2006 (“PUC Docket No. 32289”).

In PUC Docket No. 32289, the Company entered into settlement agreements with the Texas Commission Staff, a large industrial customer, El Paso, Texas Ratepayers Organization to Save Energy, and the Office of the Attorney General of the State of Texas (the “State”) which (i) extended the rate freeze to all customers in Texas; (ii) extended the earnings sharing provisions to all customers in Texas; (iii) expanded the Company’s support of low-income energy efficiency programs; and (iv) provided that after the expiration of the Texas Rate Agreements, the Company will treat wheeling revenues and expenses associated with non-native load in a manner consistent with then-existing Texas Commission rules and other substantive and procedural law. In addition, the agreement with the State provides for the Company to share 90% of off-system sales margins with customers after June 30, 2010 through June 30, 2015. This provision is not binding on the Texas Commission or other settling parties. In addition, the Company agreed that upon the expiration of the rate freeze, it would file a full base rate case with the Texas Commission and the applicable cities having original jurisdiction if requested to do so by the Texas Commission staff, El Paso, the State or the Texas Office of Public Utility Counsel. The Company also retained the right to voluntarily file a full base rate case. The Company currently anticipates that it will need base rate relief in that time frame. On December 8, 2006, the Texas Commission approved the margin sharing provisions of the Texas Rate Agreements in PUC Docket No. 32289 pursuant to the settlement agreements.

Fuel and Purchased Power Costs. Although the Company’s base rates are frozen under the Texas Rate Agreements, pursuant to Texas Commission rules and the Texas Rate Agreements, the Company’s fuel costs including purchased power energy costs are recoverable from its customers. In January and July of each year, the Company can request adjustments to its fixed fuel factor to more accurately reflect projected energy costs associated with providing electricity, seek recovery of past undercollections of fuel revenues, and refund past overcollections of fuel revenues. All such fuel revenue and expense activities are subject to periodic final review by the Texas Commission in fuel reconciliation proceedings.

On August 31, 2007, the Company filed for authority to reconcile its eligible fuel expenses and revenues for the period of March 1, 2004 through February 28, 2007 (“Reconciliation Period”), which was assigned PUC Docket No. 34695. The Company is seeking to reconcile a total of $548.4 million in eligible fuel, fuel-related, and purchased power expenses to generate and purchase electric energy for its Texas retail customers. At the conclusion of the Reconciliation Period, the Company had a cumulative under-recovery of such expenses of $18.2 million of which $17.6 million was subject to an existing fuel surcharge. The Company is seeking to carry over the cumulative Reconciliation Period fuel under-recovery balance into the subsequent reconciliation period beginning March 2007. Hearings on the fuel reconciliation are scheduled in May 2008. A final order is not expected to be issued until the third quarter of 2008.

On January 8, 2008, the Company filed a request with the Texas Commission to surcharge approximately $30.1 million of under-recovered fuel and purchased power costs and interest over a twelve month period beginning in March 2008. The fuel under-recoveries were incurred during the period December 2005 through November 2007. A decision from the Texas Commission is expected in the first quarter of 2008.

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

Generation CCN Filing. On July 6, 2007, the Company filed a petition with the Texas Commission requesting a Certificate of Convenience and Necessity (“CCN”) for two generating facilities in PUC Docket No. 34494. The first such facility is a natural-gas fueled power generating unit to be located at an existing plant site in El Paso. This facility is known as Newman Unit 5. The Newman Unit 5 project consists of 280 to 290 MW of natural gas-fired combined cycle generating capacity that the Company presently plans to construct in two phases. The first phase includes two 70 MW gas turbines to be installed by the peak of 2009. The second phase converts the unit into a combined cycle combustion turbine with a total capacity of 280 to 290 MW and is expected to be completed by late 2010 or early 2011.

The Newman Unit 5 will operate mostly in a baseload manner, but can also be used in a load following manner. It will be the most efficient gas-fired unit on the Company’s system when operated in combined cycle. The total estimated cost of the project including allowance for funds used during construction is $245 million.

The Company also requested a CCN for two renewable energy wind turbines currently operating at the Hueco Mountains Wind Ranch, the acquisition of which the Texas Commission had previously found to be consistent with the public interest.

On December 17, 2007, the parties to PUC Docket No. 34494 filed a Stipulation, signed by all parties, which recommended approval of the Company’s requests. On January 31, 2008, the Texas Commission issued an order approving the requested CCNs. The costs of the project have not been approved.

Palo Verde Performance Standards. The Texas Commission established performance standards for the operation of Palo Verde pursuant to which each Palo Verde unit is evaluated annually to determine whether its three-year rolling average capacity factor entitles the Company to a reward or subjects it to a penalty. The capacity factor is calculated as the ratio of actual generation to maximum possible generation. If the capacity factor, as measured on a station-wide basis for any consecutive 36-month period, should fall below 52.5%, the parties to the Texas Rate Agreements can seek different rate treatment for Palo Verde. The removal of Palo Verde from rate base could have a significant negative impact on the Company’s revenues and financial condition. The Company has calculated the performance rewards for the reporting periods ending in 2007 and 2006 to be approximately $0.6 million and $0.4 million, respectively. The 2006 reward was included along with energy costs incurred and fuel revenue billed as part of the Texas Commission’s review during the 2007 fuel reconciliation proceeding as discussed above. Under the performance standards the Company did not earn a performance reward nor incur a penalty for the 2005 reporting period. Performance rewards are not recorded on the Company’s books until the Texas Commission has ordered a final determination in a fuel proceeding or comparable evidence of collectibility is obtained. Performance penalties would be recorded when assessed as probable by the Company.

In a prior fuel reconciliation proceeding (“PUC Docket No. 20450”), the Company agreed to contribute any Palo Verde rewards in its next fuel reconciliation to assist low-income customers in paying their utility bills. In compliance with the Texas Commission’s order, the Company sought and received approval by the El Paso City Council in January 2006 to remit to El Paso approximately $5.8 million in Palo Verde performance reward funds to fund demand side management programs such as weatherization with a focus on programs to assist small business and commercial customers. As of December 31, 2007 $5.6 million, including accrued interest, remains to be paid under these agreements and is recorded as a liability on the Company’s balance sheet.

Deregulation. The Texas Restructuring Law required certain investor-owned electric utilities to separate power generation activities and retail service activities from transmission and distribution activities by January 1, 2002, and on that date, retail competition for generation services was instituted in some parts of Texas. However, the Texas Commission has delayed retail competition in the Company’s Texas service territory by approving a rule which identifies various milestones for the Company to reach before competition can begin. The first milestone calls for the development, approval by the FERC, and commencement of independent operation of a regional transmission organization (RTO) in the area that includes the Company’s service territory, including the development of retail market protocols to facilitate retail competition (see “FERC Regulatory Matters – RTO” below). The complete transition to retail competition would occur upon the completion of the last milestone, which would be the Texas Commission’s final evaluation of the market’s readiness to offer fair competition and reliable service to all retail customers. The Company believes this rule delays retail competition in El Paso indefinitely. There is substantial uncertainty about both the regulatory framework and market conditions that will exist if and when retail competition is implemented in the Company’s service territory, and the Company may incur substantial preparatory, restructuring and other costs that may not ultimately be recoverable. There can be no assurance that deregulation would not adversely affect the future operations, cash flows and financial condition of the Company.

Renewable Energy Requirements. Notwithstanding the Texas Commission’s approval of a rule further delaying competition in the Company’s Texas service territory, the Company became subject to the renewable energy and energy efficiency requirements of the Texas Restructuring Law on January 1, 2006. Under the renewable energy requirements, the Company is required to annually obtain its pro rata share of renewable energy credits as determined by the Program Administrator (the Electric Reliability Council of Texas). The Company’s ultimate obligation to obtain renewable energy credits will not be known until January 31 of the year following the compliance year, and it will have until March 31 to obtain, if necessary, and submit to the Program Administrator, sufficient credits. The Company obtained the required renewable energy credits to meet its expected obligations through 2007.

2007 Energy Efficiency Legislation. New energy efficiency legislation was approved in Texas in June 2007. The new legislation establishes new and increased goals for additional cost-effective energy efficiency for residential and commercial customers equivalent to at least (i) 10% of the annual growth in peak demand for residential and commercial customers by December 31, 2007; (ii) 15% of the annual growth in demand by December 31, 2008; and (iii) 20% of the annual growth in demand by December 31, 2009. Among other things, the new legislation requires the Texas Commission to establish an energy efficiency cost recovery factor for ensuring cost recovery for utility expenditures made to satisfy the energy efficiency goal. The legislation provides that utilities that are unable to establish an energy efficiency cost recovery factor in a timely manner due to a rate freeze will be allowed to defer the costs of complying with the energy efficiency goal and recover such deferred costs at the end of the rate freeze period.

New Mexico Regulatory Matters

2007 New Mexico Stipulation. On July 3, 2007, the NMPRC issued a final order approving a stipulation (“2007 New Mexico Stipulation”) addressing all issues in the 2006 rate filing in Case No. 06-00258-UT. On July 26, 2007, the NMPRC modified its final order to clarify that its approval of the Stipulation did not preclude the NMPRC from examining the Company’s rates upon its own motion at any time prior to the date stipulated for the Company’s next rate filing. The 2007 New Mexico Stipulation provides for a $5.8 million non-fuel base rate increase and a $0.3 million fuel and purchased power decrease relative to test year rates. The 2007 New Mexico Stipulation reflects average natural gas costs of $7.20 per MMBtu for the June 2007 through May 2008 forecast period. Most of the Company’s fuel and purchased power costs during the period of the 2007 New Mexico Stipulation are expected to be recovered through base rates. Any difference between actual fuel and purchased power costs and the amount included in base rates will be recovered or refunded through the Fuel and Purchased Power Cost Adjustment Clause (“FPPCAC”). Rates will continue in effect until changed by the NMPRC after the Company’s next rate case. The 2007 New Mexico Stipulation requires the Company to file its next general rate case no later than May 30, 2009 using a base period of the twelve months ending December 31, 2008. Under NMPRC statutes, new rates would become effective no later than June 2010.

The 2007 New Mexico Stipulation provides for energy from the deregulated Palo Verde Unit 3 to be recovered through fuel and purchased power costs based upon the contract cost of capacity and fuel for power purchased under the existing SPS purchased power contract. The 2007 New Mexico Stipulation eliminates the fixed fuel and purchased power cost of $0.021 per kWh for 10% of New Mexico kWh sales and requires 25% of jurisdictional off-system sales margins to be credited to customers through the FPPCAC. Consistent with the Texas settlement in PUC Docket No. 32289, beginning in July 2010 through June 2015, the Company will credit 90% of the New Mexico jurisdictional portion of off-system sales margins to New Mexico customers through the FPPCAC. No later than two years after implementation, the 2007 New Mexico Stipulation requires the Company to file to continue its FPPCAC according to NMPRC rules, at which time any party may propose to change the price of capacity and related energy from Palo Verde Unit 3 since the SPS purchased power contract will terminate in September 2009. The 2007 New Mexico Stipulation results in final reconciliation of fuel and purchased power costs for the period May 31, 2004 through December 31, 2005. The Company will continue to file annual reconciliation statements for fuel and purchased power costs in accordance with NMPRC rules. The Company filed a reconciliation statement for the period June 1, 2006 through May 31, 2007 on August 31, 2007.

Fuel and Purchased Power Costs. The Company currently recovers fuel and purchased power costs in base rates in an average amount of $0.04288 per kWh and recovers the remaining fuel and purchased power costs through its FPPCAC. See discussion of 2007 New Mexico Stipulation above.

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

Renewables. The New Mexico Renewable Energy Act of 2004 as amended by the 2007 New Mexico legislature requires that, by January 1, 2006, renewable energy comprise no less than 5% of the Company’s total retail sales to New Mexico customers. This requirement has been fixed at 6% until January 1, 2011, when the renewable portfolio standard increases to 10% of the Company’s total retail sales to New Mexico customers. After 2011, the renewable portfolio standard, as a percentage of total retail sales to New Mexico customers, increases to 15% by 2015 and 20% by 2020. The Company has met all requirements to date.

The NMPRC approved the Company’s 2006 annual procurement plan (“Procurement Plan”) in December 2006, including the purchase of renewable energy certificates (“RECs”) and the issuance of a diversity RFP for renewable resources to meet future requirements. In addition, the NMPRC authorized the Company to enter into two 20-year purchased power agreements to purchase energy from an 8 MW low-emissions biomass generating facility and from a 6 kW solar energy generating facility. Both generating facilities would have been located within the Company’s New Mexico service area. The biomass renewable supplier defaulted on its contract obligations. In the Order approving the 2006 Plan, the NMPRC approved recovery of REC costs, without associated energy, through the FPPCAC. The NMPRC’s decision to allow recovery of REC costs, without associated energy, through the FPPCAC was appealed to the New Mexico Supreme Court (the “Court”) by the New Mexico Industrial Energy Consumers. The Court issued a decision on August 28, 2007, ordering that RECs without associated energy could not be recovered through the FPPCAC, but the costs would be recovered through the ratemaking process. The Company filed a request to create a deferral as provided under New Mexico law, with carrying costs, to recover these costs and refunded to customers the previously-collected REC costs recovered through the FPPCAC. NMPRC action to approve the deferral, with carrying costs, is pending.

The Company filed its 2007 annual Procurement Plan on August 31, 2007. The Company has proposed procurement of Texas RECs to complete its 2008 and 2009 renewable obligations. The Company also requested funding to conduct a proposal process in 2008 to attempt to procure diverse renewable energy resources to meet NMPRC requirements. The Company is seeking a deferral of the costs associated with renewable compliance, including carrying costs. Hearings were held on November 29, 2007. The Hearing Examiner issued the Recommended Decision on December 5, 2007 recommending that the Company’s request to replace the biomass project with Texas RECs be rejected and that the Company include a plan to replace these RECs with New Mexico RECs in its next procurement plan filing. The Company filed exceptions to the Recommended Decision on December 14, 2007. A NMPRC order adopting the Recommended Decision was issued on February 27, 2008.

New Mexico Energy Efficiency Plan Filing. On November 5, 2007, the Company filed its Application for Approval of Energy Efficiency and Load Management Programs. This case has been designated as NMPRC Case No. 07-00411-UT. In this filing, the Company requests approval of a number of energy efficiency programs. The Company also proposed a methodology to address disincentives and barriers to utility-provided energy efficiency and proposed to recover the costs of energy efficiency programs through a cost recovery factor. The hearing is scheduled to begin March 19, 2008. The final order is expected in June 2008.

New Mexico Energy Efficiency Legislation. On February 12, 2008, the New Mexico legislature passed House Bill 305, the Utility Customer Load Management bill. This bill modifies the 2005 Efficient Use of Energy Act and requires that electric utilities provide cost-effective energy efficiency programs that will produce savings of 5% of 2005 total retail kWh sales to New Mexico customers in calendar year 2014 and 10% of 2005 retail kWh sales to New Mexico customers in 2020. This legislation is expected to be signed by the governor.

2007 Long-Term Incentive Plan. On May 18, 2007, the Company filed for NMPRC approval for issuance of common stock for purposes of incentives and compensation. After the filing of supplemental testimony, the Hearing Examiner issued a Recommended Decision in July 2007 recommending that the securities transactions related to issuance of new stock be approved. The NMPRC requested additional supplemental testimony on the reasonableness of executive compensation and the effect on capital structure and rates to be set in the next general rate case. The Company filed supplemental testimony addressing these issues on October 31, 2007. Hearings on this matter were held on November 9, 2007. The Company is awaiting a final decision by the NMPRC.

New Mexico Investigation into Executive Compensation. In December 2007, the NMPRC initiated an investigation into executive compensation of investor-owned gas and electric public utilities. In its order initiating the investigation, the NMPRC required each utility to provide information on compensation of executive officers and directors for the period 1977-2006. The Company has provided the requested information. No further action has been taken by the NMPRC.

Generation CCN Filing. On July 18, 2007, the Company filed its application for issuance of a CCN to construct and operate Newman Unit 5. This case has been designated as NMPRC Case No. 07-00301-UT. The hearing was held on January 24, 2008. The Hearing Examiner issued a Recommended Decision on January 29, 2008 recommending Commission approval of the CCN. Pursuant to a request by the NMPRC, the Commission Staff and the Company provided additional information on February 26, 2008. A final order is expected in April 2008.

Federal Regulatory Matters

Transmission Dispute with Tucson Electric Power Company (“TEP”). In January 2006, the Company filed a complaint with the FERC to interpret the terms of a Power Exchange and Transmission Agreement (the “Transmission Agreement”) entered into with TEP in 1982. TEP filed a complaint with the FERC one day later raising virtually identical issues. TEP claimed that, under the Transmission Agreement, it was entitled to up to 400 MW of firm transmission rights on the Company’s transmission system that would enable it to transmit power from a new generating station (the Luna Energy Facility (“LEF”) located near Deming, New Mexico) to Springerville or Greenlee in Arizona. The Company asserted that TEP’s rights under the Transmission Agreement do not include transmission rights necessary to transmit such power as contemplated by TEP and that TEP must acquire any such rights in the open market from the Company at applicable tariff rates or from other transmission providers. On April 24, 2006, the FERC ruled in the Company’s favor, finding that TEP does not have the transmission rights under the Transmission Agreement to transmit power from the LEF to Arizona. The ruling was based on written evidence presented and without an evidentiary hearing. TEP’s request for a rehearing of the FERC’s decision was granted in part and denied in part in an order issued October 4, 2006. The

October 4 order granted a hearing to examine the disputed evidence, and a hearing before an administrative law judge on the dispute was held on May 22 through May 24, 2007 and June 20, 2007.

The initial decision of the administrative law judge was issued September 6, 2007. The Presiding Judge generally found that the Transmission Agreement allows TEP to transmit power from the Deming Plant to Arizona but limits that transmission to 200 MW on any segment of the circuit and to non-firm service on the segment from Luna to Greenlee. The Company and TEP filed briefs on exceptions and replies to briefs on exceptions to the Initial Decision. In its brief on exceptions, TEP argued that it is entitled to a refund of the revenues the Company has received from TEP for transmission service to the Deming Plant during the pendency of these proceedings. In its response, the Company vigorously contested TEP’s request for refunds. The Commission will issue a decision on the merits after review of the Initial Decision and the briefs on exceptions and replies to exceptions. While the Company believes that it will prevail on all points, the Company cannot predict the outcome of this case. During 2006 and 2007, TEP paid the Company $6.6 million for transmission service relating to the LEF. The Company has established a reserve for rate refund for $3.5 million related to this issue. If the FERC were to rule in TEP’s favor, the Company may be required to refund all of the $6.6 million it has received from TEP for transmission service relating to the LEF and may lose the opportunity to receive compensation from TEP for such transmission service in the future. An adverse ruling by the FERC could have a negative effect on the Company’s results of operations.

RTOs. FERC’s rule on RTOs (“Order 2000”) strongly encourages, but does not require, public utilities to form and join RTOs. The Company is an active participant in the development of WestConnect. The Company has entered into a Memorandum of Understanding (“MOU”) with ten other transmission owners that obligates the parties to participate in and commit resources to ongoing joint efforts, including involvement with stakeholders, customers, local, state and federal regulatory personnel, and other Western Grid transmission providers to identify, develop and implement cost-effective wholesale market enhancements on a voluntary, phased-in basis to add value in transmission accessibility, wholesale market efficiency and reliability for wholesale users of the Western Grid. These enhancements may ultimately include formation of an RTO. WestConnect will continue to work with the FERC and two other proposed RTOs in the west to achieve a seamless market structure. The Company comprises approximately 7% of WestConnect and cannot control the terms or timing of its development. WestConnect as an RTO will not be operational for several years.

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

Sales for Resale

The Company entered into a contract to sell up to 100 MW firm energy and 50 MW of contingent energy to Imperial Irrigation District (“IID”) which began May 1, 2007 and continues through April 30, 2009. The contract also provides for the Company to sell up to 100 MW firm energy and 40 MW of contingent energy beginning May 1, 2009 through April 30, 2010. To ensure that power is available to meet the IID contract demand, the Company entered into a contract effective May 1, 2007 to purchase up to 100 MW of firm energy from CreditSuisse Energy, LLC. This contract provides for firm energy to be delivered at Palo Verde through April 30, 2010 and/or 50 MW of energy delivered at Four Corners in the months of July through September 2007 and May through September for the years 2008 through 2010.

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

Power Sales Contracts

The Company has entered into several short-term (three months or less) off-system sales contracts for the first quarter of 2008. The Company has also entered into other longer-term sales for which the supply is fully hedged.

Franchises and Significant Customers

El Paso Franchise

The Company has a franchise agreement with El Paso, the largest city it serves, through July 31, 2030. The franchise agreement includes a franchise fee of 3.25% of revenues and allows the Company to utilize public rights-of-way necessary to serve its retail customers within El Paso.

Las Cruces Franchise

In February 2000, the Company and Las Cruces entered into a seven-year franchise agreement with a franchise fee of 2% of revenues (approximately $1.5 million per year) for the provision of electric distribution service. Las Cruces exercised its right to extend the franchise for an additional two-year term ending April 30, 2009 and waived its option to purchase the Company’s distribution system pursuant to the terms of the February 2000 settlement agreement.

Military Installations

The Company currently serves Holloman Air Force Base (“Holloman”), White Sands Missile Range (“White Sands”) and the United States Army Air Defense Center at Fort Bliss (“Ft. Bliss”). The Company’s sales to the military bases represent approximately 2% of annual operating revenues. The Company signed a contract with Ft. Bliss in December 1998 under which Ft. Bliss will take retail electric service from the Company through December 2008. In May 1999, the Army and the Company entered into a ten-year contract to provide retail electric service to White Sands. In March 2006, the Company signed a contract with Holloman that provides for the Company to provide retail electric service and limited wheeling services to Holloman for a ten-year term which expires in January 2016.

Item 1A.	Risk Factors

Like other companies in our industry, our consolidated financial results will be impacted by weather, the economy of our service territory, market prices for power, fuel prices, and the decisions of regulatory agencies. Our common stock price and creditworthiness will be affected by local, regional and national macroeconomic trends, general market conditions and the expectations of the investment community, all of which are largely beyond our control. In addition, the following statements highlight risk factors that may affect our consolidated financial condition and results of operations. These are not intended to be an exhaustive discussion of all such risks, and the statements below must be read together with factors discussed elsewhere in this document and in our other filings with the SEC.

Our Costs Could Increase or We Could Experience Reduced Revenues if

There are Problems at the Palo Verde Nuclear Generating Station

A significant percentage of our generating capacity, off-system sales margins, assets and operating expenses is attributable to Palo Verde. Our 15.8% interest in each of the three Palo Verde units totals approximately 633 MW of generating capacity. Palo Verde represents approximately 42% of our available net generating capacity and represented approximately 43% of our available energy for the twelve months ended December 31, 2007. Palo Verde comprises 41% of our total net plant-in-service and Palo Verde expenses comprise a significant portion of operation and maintenance expenses. APS is the operating agent for Palo Verde, and we have limited ability under the ANPP Participation Agreement to influence operations and costs at Palo Verde. Palo Verde operated at a capacity factor of 78.5% and 70.4% in the twelve months ended December 31, 2007 and 2006, respectively.

The NRC has placed Palo Verde Unit 3 in the “multiple repetitive degraded cornerstone” column of its action matrix which results in an enhanced NRC inspection regimen. We face the risk of additional or unanticipated costs at Palo Verde resulting from (i) increases in operation and maintenance expenses, including additional costs relating to the enhanced NRC oversight; (ii) increases in the cost of uranium; (iii) the replacement of reactor vessel heads at the Palo Verde units; (iv) an extended outage of any of the Palo Verde units; (v) increases in estimates of decommissioning costs; (vi) the storage of radioactive waste, including spent nuclear fuel; (vii) prolonged reductions in generating output; (viii) insolvency of other Palo Verde Participants; and (ix) compliance with the various requirements and regulations governing commercial nuclear generating stations.

Our ability to increase retail base rates in Texas is limited through June 2010. We cannot seek approval to increase our base rates in Texas in the event of increases in non-fuel costs or loss of revenue unless our return on equity falls below the bottom of a defined range which currently is approximately 8.3%. Our rates in New Mexico will be fixed until after the conclusion of the May 2009 rate filing. We cannot assure that revenues will be sufficient to recover any increased costs, including any increased costs in connection with Palo Verde or other operations, whether as a result of inflation, changes in tax laws or regulatory requirements, or other causes.

We May Not Be Able to Recover All of Our Fuel Expenses from Customers

In general, by law, we are entitled to recover our prudently incurred fuel and purchased power expenses from our customers in Texas and New Mexico. The 2007 New Mexico Stipulation provides for energy from the deregulated Palo Verde Unit 3 to be recovered through fuel and purchased power costs based upon the contract cost of capacity and fuel for power purchased under the existing SPS purchased power contract. The 2007 New Mexico Stipulation requires the Company to file its FPPCAC according to NMPRC rules, at which time any party may propose to change the price of capacity and related energy from Palo Verde Unit 3 after the SPS purchased power contract is terminated September 30, 2009. The fuel expense in New Mexico and Texas is subject to reconciliation by the Texas Commission and the NMPRC. Prior to the completion of a reconciliation, we record fuel and purchased power costs transactions such that fuel revenues equal fuel and purchased power expense including the repriced energy costs for Palo Verde Unit 3 in New Mexico. In the event that a disallowance occurs during a reconciliation proceeding, the amounts recorded for fuel and purchased power expenses could differ from the amounts we are allowed to collect from our customers and we would incur a loss to the extent of the disallowance.

In New Mexico, the FPPCAC allows us to reflect current fuel and purchased power expenses in the FPPCAC and to adjust for under-recoveries and over-recoveries with a two-month lag. In Texas, fuel costs are recovered through a fixed fuel factor that may be adjusted two times per year. If we materially under-recover fuel costs, we may seek a surcharge to recover those costs at the time of the next fuel factor filing. During periods of significant increases in natural gas prices such as occurred in 2005, the Company realizes a lag in the ability to reflect increases in fuel costs in its fuel recovery mechanisms. As a result, cash flow is impacted due to the lag in payment of fuel costs and collection of fuel costs from customers. At December 31, 2007 and December 31, 2006, the Company had deferred fuel balances of $27.7 million and $32.6 million, respectively. To the extent the fuel and purchased power recovery processes in Texas and New Mexico do not provide for the timely recovery of such costs, we could experience a material negative impact on our cash flow.

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

We May Not Be Able To Recover All Costs of New Generation

We have obtained from the Texas Commission, and have pending with the NMPRC, CCNs to construct a new generating unit (Newman Unit 5) in El Paso to meet our expected customers’ demand for electricity. We have provided the estimated cost of constructing Newman Unit 5 to the Texas Commission and NMPRC. We have risks associated with completing the construction of Newman Unit 5 on time and within projected costs. In addition, we have risks associated with obtaining financing for Newman Unit 5 at reasonable rates as we expect to issue debt to finance a portion of the plant.

The cost of financing and constructing Newman Unit 5 will be reviewed in future rate cases in both Texas and New Mexico. To the extent that the Texas Commission or NMPRC determines that the costs of construction are not reasonable because of cost overruns, delays or other reasons, we may not be allowed to recover these costs from customers in base rates.

In addition, if the unit is not completed on time, we may be required to purchase power or operate less efficient generating units to meet customer requirements. Any replacement purchased power or fuel costs will be subject to regulatory review by the Texas Commission and NMPRC. We face financial risks to the extent that recovery is not allowed for any replacement fuel costs resulting from delays in the completion of Newman Unit 5.

Competition and Deregulation Could Result in a Loss of Customers and Increased Costs

As a result of changes in federal law, our wholesale and large retail customers already have, in varying degrees, alternate sources of power, including co-generation of electric power. Deregulation legislation is in effect in Texas requiring us to separate our transmission and distribution functions, which would remain regulated, from our power generation and energy services businesses, which would operate in a competitive market, in the future. In 2004, the Texas Commission approved a rule delaying retail competition in our Texas service territory. This rule identified various milestones that we must reach before retail competition can begin. The first milestone calls for the development, approval by the FERC, and commencement of independent operation of an RTO in the area that includes our service territory. This and other milestones are not likely to be achieved for a number of years. There is substantial uncertainty about both the regulatory framework and market conditions that would exist if and when retail competition is implemented in our Texas service territory, and we may incur substantial preparatory, restructuring and other costs that may not ultimately be recoverable. There can be no assurance that deregulation would not adversely affect our future operations, cash flows and financial condition.

Item 1B.	Unresolved Staff Comments

None.

Executive Officers of the Registrant

The executive officers of the Company as of February 15, 2008, were as follows:

Name	Age	Current Position and Business Experience
J. Frank Bates	57

Interim President and Chief Executive Officer since February 2008; Executive Vice President and Chief Operating Officer from May 2005 to February 2008; Executive Vice President and Chief Operations Officer from November 2001 to May 2005.

Scott D. Wilson	54

Executive Vice President, Chief Financial and Administrative Officer since February 2006; Senior Vice President, Chief Financial Officer from May 2005 to February 2006; Vice President – Corporate Planning and Controller from February 2005 to May 2005; Controller from September 2003 to February 2005; Owner of Wilson Consulting Group from June 1992 to September 2003.

Steven P. Busser	39

Vice President – Treasurer and Chief Risk Officer since May 2006; Vice President – Regulatory Affairs and Treasurer from February 2005 to April 2006; Treasurer from February 2003 to February 2005; Assistant Chief Financial Officer from June 2002 to February 2003.

David G. Carpenter	52	Vice President – Corporate Planning and Controller since August 2005; Director – Texas Regulatory Services for American Electric Power Services Corporation from June 2000 to August 2005.
Robert C. Doyle	48

Vice President – New Mexico Affairs since February 2007; Director – New Mexico Affairs from January 2007 to February 2007; Manager – Corporate Projects Office from August 2004 to January 2007; Project Manager – Corporate Transition to Competition from January 2004 to August 2004; Supervisor – Distribution Dispatch December 2003; Project Manager – Transition November 2003; Supervisor – Distribution Dispatch from August 1999 to October 2003.

Fernando J. Gireud	50

Vice President – Safety, Environmental, Power Marketing and International Affairs since February 2006; Vice President – Power Marketing and International Business from February 2003 to February 2006; Vice President – International Business from July 2002 to February 2003.

Richard G. Gonzalez	51

Vice President – Human Resources since November 2007; Director of Human Resources for Petro Stopping Centers, L.P., from March 2004 to November 2007; Director of Human Resources for Electrolux from March 1996 to March 2004.

Hector Gutierrez, Jr.	60	Executive Vice President – External Affairs since June 2006; Managing Director – Governmental Operations, Hillco Partners from October 2002 to June 2006.
Helen Knopp	65	Vice President – Public Affairs since May 2006; Vice President – Customer and Public Affairs from April 1999 to April 2006.
Kerry B. Lore	48	Vice President – Administration since May 2003; Controller from October 2000 to May 2003.
Hector R. Puente	51	Vice President – Transmission and Distribution since May 2006; Vice President – Distribution from February 2006 to April 2006; Vice President – Power Generation from April 2001 to February 2006.
Andres Ramirez	47

Vice President – Power Generation since February 2006; Vice President – Safety, Environmental and Resource Planning from July 2005 to February 2006; Executive Director – Operations for Sempra Energy Texas Service from August 2004 to July 2005; Senior Vice President – Power Production for Austin Energy from 2001 to 2004.

Gary D. Sanders	49	General Counsel since February 2006; Assistant General Counsel and Assistant Secretary from July 2004 to February 2006; Assistant General Counsel from January 2003 to July 2004.
Guillermo Silva, Jr.	54	Corporate Secretary since February 2006; Vice President – Information Services from February 2003 to February 2006; Corporate Secretary from January 1994 to February 2003.
John A. Whitacre	58

Vice President – System Operations and Planning since May 2006; Vice President – Transmission from February 2006 to April 2006; Vice President – Transmission and Distribution from July 2002 to February 2006.

The executive officers of the Company are elected annually and serve at the discretion of the Board of Directors.

Item 2.	Properties

The principal properties of the Company are described in Item 1, “Business,” and such descriptions are incorporated herein by reference. Transmission lines are located either on private rights-of-way, easements, or on streets or highways by public consent.

In July 2007, the Company entered into an agreement to lease executive and administrative offices in El Paso, Texas under a lease which expires in May 2018 with three concurrent renewal options of five years each. On February 8, 2008, the Company exercised its right of first refusal in the lease agreement to purchase this office building. All obligations previously incurred relating to this lease were terminated.

In addition, the Company leases certain warehouse facilities in El Paso, Texas under a lease which expires in December 2009 with three concurrent renewal options of one year each. The Company also has several other leases for office and parking facilities which expire within the next six years.

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

On May 5, 2004, Wah Chang, a specialty metals manufacturer which operates a plant in Oregon, filed suit against the Company and other defendants in the United States District Court for the District of Oregon. (Wah Chang v. Avista Corporation, et al., No. 04-619AS). The complaint also makes substantially the same allegations as were made in City of Tacoma and seeks the same types of damages. This matter was transferred to the same court that heard and dismissed the City of Tacoma lawsuit and on February 11, 2005, the Court granted the Company’s motion to dismiss the case. Wah Chang filed notice of appeal with the U.S. Court of Appeals for the Ninth Circuit, and in November 2007, the Ninth Circuit upheld the dismissal of the suit. Wah Chang filed a motion for rehearing of the appeal, and on January 15, 2008, the Ninth Circuit denied Wah Chang’s motion. While the Company believes that this matter is without merit and intends to defend itself vigorously in any further appeal by Wah Chang to the U.S. Supreme Court, the Company is unable to predict the outcome or range of possible loss.

See “Regulation” for discussion of the effects of government legislation and regulation on the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to vote of the Company’s security holders through the solicitation of proxies or otherwise during the fourth quarter of 2007.

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

The Company’s common stock trades on the New York Stock Exchange under the symbol “EE.” The high, low and close sales prices for the Company’s common stock, as reported in the consolidated reporting system of the New York Stock Exchange for the periods indicated below were as follows:

	Sales Price
	High	Low	Close
			(End of period)
2006
First Quarter	$21.74	$18.80	$19.04
Second Quarter	20.37	18.15	20.16
Third Quarter	24.07	19.91	22.34
Fourth Quarter	25.05	22.16	24.37

2007
First Quarter	$27.24	$22.95	$26.35
Second Quarter	28.19	24.08	24.56
Third Quarter	25.58	20.76	23.13
Fourth Quarter	26.81	22.27	25.57

Performance Graph

The following graph compares the performance of the Company’s Common Stock to the performance of the NYSE Composite, and the Edison Electric Institute’s Index of investor-owned electric utilities setting the value of each at December 31, 2002 to a base of 100. The table sets forth the relative yearly percentage change in the Company’s cumulative total shareholder return as compared to the NYSE, and the EEI, as reflected in the graph.

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
EPE	100	121	172	191	222	232
EEI	100	123	152	176	213	248
NYSE US	100	129	145	155	183	195

As of January 31, 2008, there were 3,856 holders of record of the Company’s common stock. The Company does not anticipate paying dividends on its common stock in the near-term. The Company intends to continue its stock repurchase programs with the goal of managing its capital structure and enhancing shareholder value.

Since the inception of the stock repurchase programs in 1999, the Company has repurchased a total of approximately 19.3 million shares of its common stock at an aggregate cost of $269.4 million, including commissions. In September 2006, the Board of Directors (the “Board”) authorized the repurchase of up to 2.3 million shares of the Company’s outstanding common stock (the “2006 Plan”). During 2006 and 2007, the Company repurchased 4,005,158 shares of common stock under the 2006

Plan and under a previous plan approved by the Board in 2004 (the “2004 Plan”) at an aggregate cost of $93.8 million. As of December 31, 2007, no shares remain available under the 2006 Plan or the 2004 Plan. In November 2007, the Board authorized the repurchase of up to an additional 2 million shares of the Company’s outstanding common stock (the “2007 Plan”). No shares have been repurchased under the 2007 Plan. The Company may in the future make purchases of its common stock pursuant to the 2007 Plan in open market transactions at prevailing prices and may engage in private transactions where appropriate. The repurchased shares will be available for issuance under employee benefit and stock incentive plans, or may be retired.

For Equity Compensation Plan Information see Part III, Item 12 – Security Ownership of Certain Beneficial Owners and Management.

Item 6.	Selected Financial Data

As of and for the following periods (in thousands except for share data):

	Years Ended December 31,
	2007	2006	2005	2004	2003
Operating revenues	$877,427	$816,455	$803,913	$708,628	$664,362
Operating income	$128,321	$115,562	$107,883	$93,071	$79,370
Income before extraordinary item and cumulative effect of accounting change	$74,753	$61,387	$36,615	$33,369	$20,322
Extraordinary gain on re-application of SFAS No. 71, net of tax	$—	$6,063	$—	$1,802	$—
Cumulative effect of accounting change, net of tax	$—	$—	$(1,093)	$—	$39,635
Net income	$74,753	$67,450	$35,522	$35,171	$59,957
Basic earnings per share:
Income before extraordinary item and cumulative effect of accounting change	$1.64	$1.29	$0.77	$0.70	$0.42
Extraordinary gain on re-application of SFAS No. 71, net of tax	$—	$0.13	$—	$0.04	$—
Cumulative effect of accounting change, net of tax	$—	$—	$(0.02)	$—	$0.82
Net income	$1.64	$1.42	$0.75	$0.74	$1.24
Weighted average number of shares outstanding	45,563,858	47,663,890	47,711,894	47,426,813	48,424,212
Diluted earnings per share:
Income before extraordinary item and cumulative effect of accounting change	$1.63	$1.27	$0.76	$0.69	$0.42
Extraordinary gain on re-application of SFAS No. 71, net of tax	$—	$0.13	$—	$0.04	$—
Cumulative effect of accounting change, net of tax	$—	$—	$(0.02)	$—	$0.81
Net income	$1.63	$1.40	$0.74	$0.73	$1.23
Weighted average number of shares and dilutive potential shares outstanding	45,928,478	48,164,067	48,307,910	48,019,721	48,814,761
Cash additions to utility property, plant and equipment	$144,588	$103,182	$88,263	$72,092	$77,679
Total assets	$1,853,888	$1,714,654	$1,665,449	$1,580,835	$1,596,614
Long-term debt and financing and capital lease obligations, net of current portion	$655,111	$616,130	$611,018	$379,636	$608,722
Common stock equity	$666,459	$579,675	$556,439	$532,147	$495,768

Certain amounts presented for prior years have been reclassified to conform to the 2007 presentation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Summary of Critical Accounting Policies and Estimates

Note A to the Consolidated Financial Statements contains a summary of significant accounting policies. The preparation of our financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented and actual results could differ in future periods from those estimates. Critical accounting policies and estimates are both important to the portrayal of our financial condition and results of operations and require complex, subjective judgments and include the following:

•	Application of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation”

•	Collection of fuel expense

•	Decommissioning costs and estimated asset retirement obligations

•	Future pension and other postretirement benefit obligations

•	Tax accruals

Application of SFAS No. 71

The Company applies the provisions of Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation,” (“SFAS No. 71”) to its regulated operations in Texas and New Mexico. SFAS No. 71 requires a rate regulated enterprise to reflect the economic impact of regulatory decisions in its financial statements. As a result, we record certain costs or obligations as either assets or liabilities on our balance sheet and amortize them in subsequent periods. The deferral of costs as regulatory assets is appropriate only when the future recovery of such costs is probable. The application of SFAS No. 71 requires our management to make assumptions and estimates as to the amount of costs that regulatory authorities will ultimately permit us to recover. In the event we determine that we can no longer apply SFAS No. 71 to all or a portion of our operations, either as (i) a result of the establishment of retail competition in our service territory; (ii) a change in the regulatory approach for setting rates from cost-based ratemaking to another form of ratemaking; or (iii) other regulatory actions that restrict cost recovery to a level insufficient to recover costs, we could be required to record a charge against income in the amount of the remaining unamortized net regulatory assets. Such an action could materially reduce our shareholders’ equity.

As of December 31, 2006, we determined that we met the criteria to re-apply SFAS No. 71 to our Texas jurisdiction, and we recorded regulatory assets of $9.6 million and associated accumulated deferred tax liabilities of $3.5 million, representing costs currently being recovered through the Texas fuel factor, which resulted in an extraordinary gain of $6.1 million, net of tax. We determined it was not appropriate at this time to recognize other potential regulatory assets and liabilities, such as the costs associated with refinancing our first mortgage bonds in 2005, because in our judgment they have not yet been included in our recoverable cost of service. We had previously made a determination to re-apply SFAS No. 71 to our New Mexico jurisdiction beginning July 1, 2004. At December 31, 2007, we had $27.8 million of regulatory assets, net of regulatory liabilities. We may record additional regulatory assets and regulatory liabilities in the future based on our judgment as to whether sufficient evidence exists that our regulators will include them in our rate base and or cost of service. Thus, the amount of our net regulatory assets could increase materially in the future. In addition, we include an allowance for equity and borrowed funds used during construction as a cost of construction of electric plant in service. The allowance for equity funds used during construction is recognized as other income and the allowance for borrowed funds used during construction is shown as capitalized interest in our statement of operations. Under this treatment, we report higher other income and lower capitalized interest expense than we would have reported prior to the re-application of SFAS No. 71, and the difference may be material if our construction program continues at current levels or should increase relative to current levels. The factors that supported our decision are set forth in Note A to the consolidated financial statements.

Collection of Fuel Expense

In general, by law and regulation, our fuel and purchased power expenses are recovered from our customers. In times of rising fuel prices, we experience a lag in recovery of higher fuel costs. These costs are subject to reconciliation by the Texas Commission and the NMPRC. Prior to the completion of a reconciliation, we record fuel transactions such that fuel revenues equal fuel expense except for the fixed portion in New Mexico prior to July 2007. In the event that a disallowance occurs during a reconciliation proceeding, the amounts recorded for fuel and purchased power expenses could differ from the amounts we are allowed to collect from our customers, and we could incur a loss to the extent of the disallowance.

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

In developing the assumptions, management makes judgments based on the advice of financial and actuarial advisors and our review of third-party and market-based data. These sources include life expectancy tables, surveys of compensation and health care cost trends, and historical and expected return data on various categories of plan assets. The assumed discount rate applied to future plan obligations is based at each measuring date on prevailing market interest rates inherent in high quality (AA and better) corporate bonds that would provide future cash flow needed to pay the benefits as they become due, as well as on publicly available bond issues. We regularly review our assumptions and conduct a reassessment at least once a year. We do not expect that any such change in assumptions will have a material effect on net income for 2008.

Tax Accruals

Our federal tax returns for the years 1999 through 2004 have been examined by the IRS. On June 12, 2007, we received from the IRS a notice of proposed deficiency for the tax years 1999 through 2004. A previous IRS notice of proposed deficiency had been received in 2005 for the years 1999 through 2002. The primary audit adjustments proposed by the IRS related to (i) whether we were entitled to currently deduct payments related to the repair of the Palo Verde Unit 2 steam generators or whether these payments should be capitalized and depreciated and (ii) whether we were entitled to currently deduct payments related to the dry cask storage facilities for spent nuclear fuel or whether these payments should be capitalized and depreciated. A tax deficiency was also received proposing to include in taxable income capital costs paid by third parties for construction of a switchyard. The third parties have indemnified the Company against any tax liability associated with the switchyard. The proposed IRS adjustments would affect the timing of these deductions, not their ultimate deductibility for federal tax purposes. We have protested the audit adjustments through administrative appeals. We believe that our treatment of the payments is supported by substantial legal authority. The IRS is currently performing an examination of the 2005 income tax return. We review our accruals for future liabilities under the provisions of the FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). FIN 48 provides a recognition threshold and measurement attribute for the financial statement measurement of tax positions. We have evaluated our tax positions under these provisions including the recognition of interest and penalties on tax benefits that have not been recognized. Although the ultimate outcome of the appeals and current examination cannot be predicted with certainty, we believe that, as of December 31, 2007, we have adequately recognized our expected tax liabilities.

Overview

The following is an overview of our results of operations for the years ended December 31, 2007, 2006 and 2005. Income for the years ended December 31, 2007, 2006 and 2005 is shown below:

	Years Ended December 31,
	2007	2006	2005
Net income before extraordinary item and cumulative effect of accounting change (in thousands)	$74,753	$61,387	$36,615
Basic earnings per share before extraordinary item and cumulative effect of accounting change	1.64	1.29	0.77

The following table and accompanying explanations show the primary factors affecting the after-tax change in income before extraordinary items and cumulative effect of accounting change between the calendar years ended 2007 and 2006, 2006 and 2005, and 2005 and 2004 (in thousands):

	2007		2006		2005
Prior year December 31 income before extraordinary item and cumulative effect of accounting change	$61,387		$36,615		$33,369
Change in (net of tax):
Increased retail base revenues	11,698	(a)	5,874	(a)	4,985	(a)
Increased (decreased) AFUDC and capitalized interest	6,189	(b)	(533)		1,681
Decreased (increased) administrative and general expense	3,471	(c)	(229)		715
Decreased (increased) maintenance at coal and gas-fired generating plants	3,516		(2,440)		147
Increased investment and interest income	1,983		516		1,377
Decreased (increased) taxes other than income taxes	846		(3,427	)(d)	(1,514	)(d)
Decreased (increased) transmission and distribution operations and maintenance expense	706		(4,230	)(e)	(1,710)
Net fuel recoveries	173		3,635	(f)	(624)
Increased Palo Verde operations and maintenance expense	(7,114	)(g)	(8,050	)(h)	(2,189	)(i)
Income tax adjustment	(6,174	)(j)	6,174	(j)	—
Increased (decreased) off-system sales margins	(1,731)		2,797		456
Increased (decreased) wheeling revenues	(1,512)		3,665		1,485
Decreased (increased) interest charges on long-term debt	(751)		3,168	(k)	5,212	(k)
Decreased (increased) depreciation and amortization expense	(599)		8,694	(l)	6,760	(l)
Decreased (increased) loss on extinguishments of debt	—		12,128	(m)	(8,807	)(m)
2004 IRS settlement	—		—		(6,200	)(n)
Other	2,665		(2,970)		1,472

Current year December 31 net income before extraordinary item and cumulative effect of accounting change	$74,753		$61,387		$36,615

(a)	Retail base revenues excludes fuel recovered through New Mexico base rates. Retail base revenues increased primarily due to increased kWh sales reflecting growth in the number of customers served in all periods presented above.
(b)	Increased capitalized interest and AFUDC (allowance for funds used during construction) in 2007 are due to the reapplication of SFAS No. 71 to our Texas jurisdiction at December 31, 2006 and higher balances of construction work in progress and nuclear fuel subject to AFUDC and capitalized interest in 2007.
(c)	Administrative and general expenses decreased due to an increase in capitalized employee salaries and benefits, decreased workers compensation insurance expense, and a sales tax refund in 2007.
(d)	Taxes other than income taxes increased in 2006 compared to 2005 and 2005 compared to 2004 due to an increase in the El Paso city franchise fee rate which took effect in August 2005.
(e)	Transmission and distribution operations and maintenance expense increased primarily due to increased wheeling expenses due to the expiration of an exchange contract and increased distribution expenses.
(f)	Net fuel recoveries increased in 2006 compared to 2005 primarily due to the recovery of purchased power capacity payments in New Mexico in 2006 and increased recovery of transmission expenses in Texas.
(g)	Palo Verde operations and maintenance expense increased in 2007 when compared to 2006 due to increased operations costs at all three units and increased maintenance costs at Unit 3 associated with the planned replacement of steam generators.
(h)	Palo Verde operations and maintenance expense increased in 2006 when compared to 2005 due to the repairs and modification at Unit 1 and scheduled maintenance and refueling outages at Unit 2 and Unit 3 in 2006.
(i)	Palo Verde operations and maintenance expense increased in 2005 when compared to 2004 due to increased operations and maintenance expense at Unit 1 during the planned replacement of steam generators and refueling outage in 2005, and increased administrative and general expenses.
(j)	A reduction in income tax expense was recorded in 2006 to recognize the change in tax rates resulting from changes in the Texas franchise (income) tax law in May 2006 with no comparable activity in 2007 or 2005.
(k)	Interest charges decreased in 2006 compared to 2005 and in 2005 compared to 2004 due to lower interest expense on long-term debt and financing obligations resulting from the refinancing of first mortgage bonds with long-term senior notes in May 2005 and the August 2005 reissuance and remarketing of pollution control bonds at lower interest rates.
(l)	Depreciation and amortization decreased in 2006 compared to 2005 and 2005 compared to 2004 due to completing the recovery of certain fresh-start accounting related assets over the term of a rate stipulation in Texas Docket No. 12700 which ended in July 2005.
(m)	Loss on extinguishments of debt in 2006 decreased compared to 2005 and increased in 2005 compared to 2004 reflecting the refinancing of all of our first mortgage bonds in May 2005.
(n)	A benefit was recorded in the third quarter of 2004 from a settlement of an IRS audit of our 1996-1998 tax returns.

Historical Results of Operations

The following discussion includes detailed descriptions of factors affecting individual line items in the results of operations. The amounts presented below are presented on a pre-tax basis.

Operating revenues

We realize revenue from the sale of electricity to retail customers at regulated rates and the sale of energy in the wholesale power market generally at market based prices. Sales for resale (which are wholesale sales within our service territory) accounted for less than 1% of revenues. Off-system sales are wholesale sales into markets outside our service territory. Off-system sales are primarily made in off-peak periods when we have competitive generation capacity available after meeting our regulated service obligations. Under the terms of our rate agreements in Texas and New Mexico, we share 25% of our off-system sales margins with customers in Texas and New Mexico (effective July 1, 2005 and July 1, 2007, respectively). We also share 25% of transmission wheeling revenues in Texas. (See Note B of the Notes to Consolidated Financial Statements).

Revenues from the sale of electricity include the recovery of fuel costs, which are recovered from our customers through fuel adjustment mechanisms in Texas and New Mexico and a portion through base rates in New Mexico. We record deferred fuel revenues for the difference between fuel costs and fuel revenues until such amounts are collected from or refunded to customers. “Non-fuel base revenues” refers to our revenues from the sale of electricity excluding such fuel costs.

Retail non-fuel base revenue percentages by customer class are presented below:

	Twelve Months Ended December 31,
	2007	2006	2005
Residential	40%	39%	40%
Commercial and industrial, small	36	36	36
Commercial and industrial, large	8	9	9
Sales to public authorities	16	16	15

Total retail non-fuel base revenues	100%	100%	100%

No retail customer accounted for more than 2% of our non-fuel base revenues during such periods. As shown in the table above, residential and small commercial customers comprise approximately 76% of our revenues. While this customer base is more stable, it is also more sensitive to changes in weather conditions. As a result, our business is seasonal, with higher kWh sales and revenues during the summer cooling season. The following table sets forth the percentage of our revenues derived during each quarter for the periods presented:

	Years Ended December 31,
	2007	2006	2005
January 1 to March 31	22%	22%	21%
April 1 to June 30	24	26	25
July 1 to September 30	30	29	30
October 1 to December 31	24	23	24

Total	100%	100%	100%

Heating and cooling degree days can be used to evaluate the effect of weather on energy use. For each degree the average outdoor temperature varies from a standard of 65 degrees Fahrenheit a degree day is recorded. The table below, shows heating and cooling degree days compared to a 10-year average for 2007, 2006 and 2005.

	2007	2006	2005	10-year Average
Heating degree days	2,286	2,020	2,176	2,329
Cooling degree days	2,512	2,457	2,549	2,525

Customer growth is a primary driver in our retail sales growth. The average number of retail customers grew 2.4% and 2.7% in 2007 and 2006, respectively. See the tables presented on pages 43 and 44 which provide detail on the average number of retail customers and the related revenues and kWh sales.

Retail non-fuel base revenues. Retail non-fuel base revenues increased by $18.6 million or 4.2% for the twelve months ended December 31, 2007 when compared to the same period in 2006 largely due to increased kWh sales associated with a 2.4% increase in the average number of retail customers served and colder winter weather in the first quarter of 2007 compared to the same period in 2006. Non-fuel base revenues to residential customers increased $8.9 million or 5.1% due to increased kWh sales. KWh sales to residential customers increased 5.6% in the twelve-month period compared to the same period last year largely as a result of a 2.1% increase in the average number of residential customers served and the colder winter weather in the first quarter of 2007. Heating degree days increased 13.2% while cooling degree days increased 2.2% for the twelve-month period in 2007 compared to the same period last year. Small commercial and industrial non-fuel base revenues increased $6.7 million or 4.2% in the twelve-month period ended December 31, 2007 reflecting an increase in kWh sales of 2.6% and a small increase in non-fuel base rates in New Mexico effective in July 2007. Other public authorities’ non-fuel base revenues increased $4.3 million or 6.3% due to a 3.1% increase in kWh sales and a small increase in non-fuel base rates in New Mexico. Large commercial and industrial non-fuel base revenues decreased $1.4 million or 3.5% primarily due to customers migrating to the small commercial and industrial class.

Retail non-fuel base revenues increased by $9.5 million or 2.2% for the twelve months ended December 31, 2006 when compared to the same period in 2005. Retail kWh sales in the twelve month period ended December 31, 2006 were 2.5% higher than the twelve month period ended December 31, 2005. Growth of 2.7% in the average number of retail customers served in 2006 accounted for most of the increase in sales. The mild weather in the first quarter of 2006 was largely offset by warmer summer weather in the second quarter of 2006. Cooling and heating degree days for the twelve months ended

December 31, 2006 were approximately 3.6% and 7.2% below 2005, respectively. As a result, retail non-fuel base revenues for the residential, small commercial and industrial and other public authorities’ customer classes increased primarily due to customer growth. Retail base revenues for large commercial and industrial increased primarily as a result of increased kWh sales to large industrial customers.

Fuel revenues. Fuel revenues consists of: (i) revenues collected from customers under fuel recovery mechanisms approved by the state commissions, (ii) deferred fuel revenues which are comprised of the difference between fuel costs and fuel revenues collected from customers and (iii) fuel costs recovered in base rates in New Mexico. In New Mexico, the fuel adjustment clause allows us to reflect current fuel costs above the amount recovered in base rates and to recover under-recoveries or refund over-recoveries with a two-month lag. Until terminated on July 1, 2007, a fixed amount of fuel costs was reflected in the fuel adjustment clause for 10% of kWh sales. In Texas, fuel costs are recovered through a fixed fuel factor that may be adjusted two times per year. In addition, if we materially over-recover fuel costs, we must seek to refund the over-recovery, and if we materially under-recover fuel costs, we may seek a surcharge to recover those costs.

In September 2007, we completed the recovery of $53.6 million of fuel under-recoveries through a fuel surcharge from our Texas customers which began in October 2005. We completed the recovery in January 2007 of $34 million of fuel under-recoveries, including interest through the surcharge period, through a fuel surcharge which began in February 2006. In 2007, 2006 and 2005, we collected $22.9 million, $56.9 million and $6.0 million of deferred fuel revenues in Texas through surcharges, respectively.

We under-collected current fuel costs and deferred for future recovery from our Texas and New Mexico customers by $17.8 million and $79.5 million in 2007 and 2005, respectively, compared to an over-collection of fuel costs of $3.7 million in 2006. At December 31, 2007, we had an under-recovered fuel balance of $29.2 million from our Texas customers and an over-recovery balance of $1.5 million from our New Mexico customers. At December 31, 2006, we had under-recovered fuel balances of $29.8 million from our Texas customers and $2.8 million from our New Mexico customers.

Off-system sales. Off-system sales are primarily made in off-peak periods when we have competitive generation capacity available after meeting our regulated service obligations. Typically, we realize between 40% and 50% of our off-system sales margins in the first quarter of each calendar year when our native load is lower than at other times of the year, allowing for the sale in the wholesale market of relatively larger amounts of off-system energy generated from lower cost generating resources. Palo Verde’s availability is an important factor in realizing these off-system sales margins. The table below shows MWhs, sales revenue, fuel cost, total margins and retained margins made on off-system sales for the twelve months ended December 31, 2007, 2006 and 2005:

	Twelve Months Ended December 31,
	2007	2006	2005
MWh sales	2,201,294	1,635,407	1,420,778
Sales revenues (in thousands)	$125,974	$95,932	$78,209
Fuel cost (in thousands)	$106,393	$73,332	$57,942
Total margins (in thousands)	$19,581	$22,600	$20,267
Retained margins (in thousands)	$15,514	$18,261	$13,750

Off-system sales increased $30.0 million or 31.3% for the twelve months ended December 31, 2007 when compared to 2006 primarily due to increased off-system kWh sales of 34.6%. We had increased energy available for sale in the twelve months of 2007 compared to the same period in 2006 primarily due to the increased energy generated at Palo Verde in the first six months of 2007 compared to the same period in 2006. This increase was partially offset by lower average market prices. Customers receive 25% of off-system sales margins in Texas and New Mexico pursuant to rate settlements. Prior to July 1, 2007, we retained 100% of off-system sales margins in New Mexico.

Off-system sales increased $17.7 million or 22.7% for the twelve months ended December 31, 2006 when compared to 2005 primarily due to increased off-system kWh sales of 15.1% and higher average market prices.

Comparisons of kWh sales and operating revenues are shown below (in thousands):

			Increase (Decrease)
Years Ended December 31:	2007	2006	Amount	Percent
kWh sales:
Retail:
Residential	2,232,668	2,113,733	118,935	5.6%
Commercial and industrial, small	2,216,428	2,159,599	56,829	2.6
Commercial and industrial, large	1,195,038	1,204,707	(9,669)	(0.8)
Sales to public authorities	1,384,380	1,343,129	41,251	3.1

Total retail sales	7,028,514	6,821,168	207,346	3.0

Wholesale:
Sales for resale	48,290	45,397	2,893	6.4
Off-system sales	2,201,294	1,635,407	565,887	34.6

Total wholesale sales	2,249,584	1,680,804	568,780	33.8

Total kWh sales	9,278,098	8,501,972	776,126	9.1

Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$184,562	$175,641	$8,921	5.1%
Commercial and industrial, small	168,091	161,359	6,732	4.2
Commercial and industrial, large	39,092	40,502	(1,410)	(3.5)
Sales to public authorities	72,763	68,438	4,325	6.3

Total retail non-fuel base revenues	464,508	445,940	18,568	4.2

Wholesale:
Sales for resale	1,919	1,794	125	7.0

Total non-fuel base revenues	466,427	447,734	18,693	4.2

Fuel revenues:
Recovered from customers during the period	197,383	225,441	(28,058)	(12.4	)(1)
Under (over) collection of fuel	17,828	(3,655)	21,483	—
New Mexico fuel in base rates	51,487	30,033	21,454	71.4

Total fuel revenues	266,698	251,819	14,879	5.9
Off-system sales	125,974	95,932	30,042	31.3
Other	18,328	20,970	(2,642)	(12.6	)(2)

Total operating revenues	$877,427	$816,455	$60,972	7.5

Average number of retail customers:
Residential	315,114	308,483	6,631	2.1
Commercial and industrial, small	34,199	32,591	1,608	4.9
Commercial and industrial, large	56	58	(2)	(3.4)
Sales to public authorities	4,834	4,797	37	0.8

Total	354,203	345,929	8,274	2.4

(1)	Excludes $22.9 million and $56.9 million of deferred fuel revenues recovered through Texas fuel surcharges in 2007 and 2006, respectively.
(2)	Represents revenues with no related kWh sales.

			Increase (Decrease)
Years Ended December 31:	2006	2005	Amount	Percent
kWh sales:
Retail:
Residential	2,113,733	2,090,098	23,635	1.1%
Commercial and industrial, small	2,159,599	2,126,918	32,681	1.5
Commercial and industrial, large	1,204,707	1,165,506	39,201	3.4
Sales to public authorities	1,343,129	1,270,116	73,013	5.7

Total retail sales	6,821,168	6,652,638	168,530	2.5

Wholesale:
Sales for resale	45,397	41,883	3,514	8.4
Off-system sales	1,635,407	1,420,778	214,629	15.1

Total wholesale sales	1,680,804	1,462,661	218,143	14.9

Total kWh sales	8,501,972	8,115,299	386,673	4.8

Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$175,641	$173,007	$2,634	1.5%
Commercial and industrial, small	161,359	158,406	2,953	1.9
Commercial and industrial, large	40,502	39,192	1,310	3.3
Sales to public authorities	68,438	65,861	2,577	3.9

Total retail non-fuel base revenues	445,940	436,466	9,474	2.2

Wholesale:
Sales for resale	1,794	1,687	107	6.3

Total non-fuel base revenues	447,734	438,153	9,581	2.2

Fuel revenues:
Recovered from customers during the period	225,441	164,500	60,941	37.0	(1)(2)
Under (over) collection of fuel	(3,655)	79,539	(83,194)	—	(2)
New Mexico fuel in base rates	30,033	29,440	593	2.0

Total fuel revenues	251,819	273,479	(21,660)	(7.9)
Off-system sales	95,932	78,209	17,723	22.7
Other	20,970	14,072	6,898	49.0	(3)(4)

Total operating revenues	$816,455	$803,913	$12,542	1.6

Average number of retail customers:
Residential	308,483	300,581	7,902	2.6
Commercial and industrial, small	32,591	31,573	1,018	3.2
Commercial and industrial, large	58	59	(1)	(1.7)
Sales to public authorities	4,797	4,658	139	3.0

Total	345,929	336,871	9,058	2.7

(1)	Excludes $56.9 million and $6.0 million of deferred fuel revenues recovered through Texas fuel surcharges in 2006 and 2005, respectively.
(2)	Reflects increases in Texas fixed fuel factors in October 2005 and February 2006.
(3)	Primarily due to increased transmission revenue.
(4)	Represents revenues with no related kWh sales.

Energy expenses

Our sources of energy include electricity generated from our nuclear, natural gas and coal generating plants and purchased power. Palo Verde represented approximately 42% of our available net generating capability and approximately 43% of our available energy for the twelve months ended December 31, 2007.

Our energy expenses increased $47.3 million for the twelve months ended December 31, 2007 when compared to 2006 primarily due to (i) increased natural gas costs of $37.7 million due to increased natural gas-fired generation, (ii) increased costs of purchased power of $9.8 million due to higher market prices for power, and (iii) increased nuclear fuel costs of $2.8 million due to increased generation. These increases were partially offset in 2007 by a $2.7 million refund related to a gas pipeline reservation fee and a $0.4 million decrease to our coal expense due to a decrease in the amount of coal burned.

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

	2007				2006
Fuel Type	Cost		MWh	Cost per MWh	Cost	MWh	Cost per MWh
	(in thousands)				(in thousands)
Natural Gas	$218,165	(a)	2,763,016	$78.96	$180,485	2,287,097	$78.91
Coal	11,343		714,164	15.88	11,698	827,181	14.14
Nuclear	23,993		4,229,915	5.67	21,173	3,793,728	5.58

Total	253,501		7,707,095	32.89	213,356	6,908,006	30.89
Purchased power	126,833		2,189,697	57.92	116,989	2,208,661	52.97

Total energy	$380,334		9,896,792	38.43	$330,345	9,116,667	36.24

	2005
Fuel Type	Cost		MWh	Cost per MWh
	(in thousands)
Natural Gas	$230,900		2,643,584	$87.34
Coal	11,003	(b)	779,002	14.12
Nuclear	21,619		4,077,558	5.30

Total	263,522		7,500,144	35.14
Purchased power	80,040		1,255,626	63.75

Total energy	$343,562		8,755,770	39.24

(a)	Excludes a reservation charge refund of $2.7 million recorded in 2007.
(b)	Excludes a reduction of $0.7 million to our coal reclamation liability recorded in 2005.

Other operations expense

Other operations expense increased $4.4 million, or 2.3% in 2007 compared to 2006 primarily due to increased Palo Verde operations expense of $9.0 million. This increase was partially offset by decreased administrative and general expenses of $5.6 million related to a decrease in workers compensation insurance costs, an increase in capitalized employee salaries and benefits, and a decrease in legal expenses related to regulatory matters.

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

Maintenance expense

Maintenance expense decreased $3.1 million, or 5.1% in 2007 compared to 2006 due to decreased maintenance expense at our gas-fired generating plants of $5.6 million as a result of the timing of planned maintenance, partially offset by increased maintenance expense at Palo Verde of $2.3 million.

Maintenance expense increased $12.7 million, or 26.8% in 2006 compared to 2005 primarily due to increased maintenance expense at Palo Verde of $7.9 million and our gas-fired generating plants of $3.9 million.

Depreciation and amortization expense

Depreciation and amortization expense increased $1.0 million in 2007 compared to 2006 primarily due to increased depreciable plant balances. Depreciation and amortization expense decreased $14.0 million in 2006 compared to 2005 primarily due to completing the recovery of certain fresh-start accounting related assets over the term of a rate stipulation in Texas Docket No. 12700 which ended in July 2005. The decrease was partially offset by increases in the depreciable plant balances, primarily related to the replacement of Palo Verde Unit 1 steam generators in December 2005.

Taxes other than income taxes

Taxes other than income taxes decreased $1.3 million in 2007 compared to 2006 primarily due to a decrease in property taxes and the change in the Texas franchise (income) tax law in 2006 which took effect in 2007. These decreases were partially offset by an increase in payroll taxes. Taxes other than income taxes increased $5.5 million in 2006 compared to 2005 primarily due to an increase in the El Paso city franchise fees which took effect in August 2005 and higher taxable revenues due to increased kWh sales and increases in fuel recoveries including fuel surcharges. We incur city franchise taxes as revenues are billed to customers.

Other income (deductions)

Other income (deductions) increased $7.7 million for the twelve months ended December 31, 2007 compared to the same period last year primarily due to (i) increased allowance for equity funds used during construction (“AEFUDC”) due to the re-application of SFAS No. 71 to our Texas jurisdiction beginning December 31, 2006 and increased construction work in progress subject to AEFUDC in 2007 and (ii) increased investment and interest income due to increased interest income on larger cash and decommissioning trust fund balances.

Other income (deductions) increased $20.8 million in 2006 compared to 2005 primarily due to a decrease in the loss on extinguishment of debt of $19.6 million, resulting from the retirement of our first mortgage bonds in the second quarter of 2005.

Interest charges (credits)

Interest charges (credits) decreased $1.3 million for the twelve months ended December 31, 2007 compared to the same period last year primarily due to an increase in allowance for borrowed funds used during construction as a result of the re-application of SFAS No. 71 to our Texas jurisdiction beginning December 31, 2006 and increased construction work in progress and nuclear fuel subject to AFUDC and capitalized interest. This decrease was partially offset by a $1.2 million increase in interest related to our nuclear fuel trust and our pollution control bonds.

Interest charges (credits) decreased $3.8 million in 2006 compared to 2005 due to a $5.1 million decrease in interest on long-term debt and financing obligations resulting from (i) the repurchase and retirement of our first mortgage bonds in May 2005; (ii) the May 2005 issuance of unsecured senior notes at a lower interest rate than the first mortgage bonds; and (iii) the reissuance and remarketing of our pollution control bonds in August 2005 with lower interest rates. This decrease was partially offset by a $0.2 million reduction in allowance for borrowed funds used during construction as a result of completing construction of new Palo Verde Unit 1 steam generators in December 2005.

Income tax expense

Income tax expense, before extraordinary item and the cumulative effect of an accounting change, increased $8.4 million and $7.5 million, respectively, for the twelve months ended December 31, 2007 compared to the same period in 2006 and the twelve months ended December 31, 2006 compared to the same period in 2005, due to increases in pretax income and certain permanent tax differences. The increase in 2007 compared to 2006 was partially offset by adjustments to income tax accruals related to prior years including an adjustment to deferred taxes associated with the accrual of other post-retirement benefits. The increase in income tax expense in 2006 compared to 2005 was partially offset by a reduction in state income taxes resulting from a change in the Texas franchise (income) tax law in 2006 as discussed below.

In May 2006, legislation was approved in Texas revamping the state franchise (income) tax. The tax legislation changes the franchise tax from a tax based upon either taxable capital or taxable income to a 1% tax on taxable margins. The revised franchise tax is effective for tax payments in 2008 based upon 2007 taxable margin. Our taxable margin is based upon revenues taxable for federal income tax purposes less cost of goods sold which includes all costs of producing electricity, but does not include post-production costs. Even with the lower tax rate, the expansion of the tax base resulted in higher franchise tax expense beginning in 2007.

For accounting purposes, the revised franchise tax is an income tax subject to the requirements of SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires that deferred tax assets and liabilities be adjusted for changes in tax law in the period of change. As a result, we recorded a $6.2 million reduction in our net deferred tax liability in the second quarter of 2006 and a corresponding reduction in income tax expense. The adjustment to the net deferred income tax liability included: (i) a reduction of $2.7 million in net Texas deferred income tax liabilities associated with temporary differences that will not reverse in the future under the revised franchise tax calculation; (ii) a reduction of $6.8 million in net Texas deferred income tax liabilities for the change in tax rate from 4.5% to 1% effective in 2007; and (iii) an increase of $3.3 million in deferred federal income tax liabilities to reflect the change in deferred federal income taxes associated with deferred Texas franchise taxes.

Extraordinary gain

The extraordinary gain on re-application of SFAS No. 71 for 2006 relates to our determination that we met the criteria necessary to re-apply SFAS No. 71 to our Texas jurisdiction at December 31, 2006. The re-application of SFAS No. 71 to our Texas jurisdiction resulted in a $6.1 million extraordinary gain, net of tax, at December 31, 2006. For a full discussion on the re-application of SFAS No. 71 to our Texas jurisdiction, see Note A of Notes to Consolidated Financial Statements.

Cumulative effect of accounting change

The cumulative effect of accounting change for 2005 of a $1.1 million charge, net of tax, relates to the adoption of FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (“FIN 47”) in December 2005. FIN 47 provides guidance on the recognition and measurement of liabilities associated with the retirement and disposal obligations of tangible long-lived assets not already accounted for under SFAS No. 143. FIN 47 affected the accounting for the disposal obligations of our fuel oil storage tanks, water wells, evaporative ponds and asbestos at our gas-fired generating stations.

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

Prior to December 31, 2006 we did not prepare our financial statements in accordance with SFAS No. 71 for our Texas jurisdiction which had been operating under a rate freeze which expired on July 31, 2005. In July 2005, we entered into agreements (“Texas Rate Agreements”) with El Paso, Texas Commission Staff and other parties in Texas that provide for most retail base rates to remain at their current level through June 30, 2010. During the rate freeze period, if our return on equity falls below the bottom of a defined range, we have the right to initiate a rate case and seek an adjustment to base rates. If our return on equity exceeds the top of the range, we will refund an amount equal to 50% of the pre-tax return in excess of the ceiling. The Texas Rate Agreements required the approval of the Texas Commission to implement the fuel related provisions of the agreements including the sharing of 25% of off-system sales margins with customers through our fixed fuel factor.

On December 8, 2006, the Texas Commission issued a final order approving the fuel related provisions of the Texas Rate Agreements and extending the rate freeze and earnings sharing provisions of the agreements to all customers in Texas based upon settlements with parties to the proceeding. Based upon the Texas Rate Agreements and order of the Texas Commission extending the agreement to all customers in Texas, we determined that our Texas jurisdiction met the criteria for the re-application of SFAS No. 71 to our Texas jurisdiction as of December 31, 2006.

The re-application of SFAS No. 71 to our Texas jurisdiction recognizes that our rates are based upon our cost of providing service, and the earnings sharing provisions of the rate agreements provide for continued recovery of our costs of providing service during the rate freeze period. In addition, the adoption of a rule by the Texas Commission in October 2004 results in an indefinite delay in retail competition in our Texas service territory and the continued regulation of our retail rates by El Paso and the Texas Commission.

As a result of the re-application of SFAS No. 71 to our Texas jurisdiction at December 31, 2006, we recorded regulatory assets of $9.6 million and recognized an extraordinary gain of $6.1 million, net of tax. Regulatory assets recorded as of December 31, 2006 are currently being recovered through the Texas fixed fuel factor. Other regulatory assets and liabilities will be recorded when recognized in Texas rates. Effective with the re-application of SFAS No. 71 and in accordance with regulatory accounting requirements, we now recognize an allowance for equity and borrowed funds used during construction as a cost of construction of electric plant in service for Texas operations. The allowance for equity funds used during construction is recognized as income and the allowance for borrowed funds used during construction is shown as capitalized interest in our statement of operations. Prior to the re-application of SFAS No. 71, we capitalized interest costs in accordance with SFAS No. 34, “Capitalization of Interest Costs.”

New accounting standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 modifies other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS No. 157 will not have a significant impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates without having to apply complex hedge accounting provisions. Unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings at each subsequent reporting date. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have determined that we will continue to recognize the fair value of our financial instruments under current elections and will not change the elections for the fair value measurement of any existing financial instruments under SFAS No. 159.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141 (revised 2007) applies the acquisition method of accounting to all transactions and other events in which one entity obtains control over one or more businesses and, therefore, improves the comparability of the information about business combinations provided in financial reports. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 amends Accounting Research Bulletin No. 51 (“ARB No. 51”) to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We currently do not own a non-controlling interest in any subsidiaries the accounting for which would be impacted by SFAS No. 160.

For the last several years, inflation has been relatively low and, therefore, has had little impact on our results of operations and financial condition.

Liquidity and Capital Resources

Our principal liquidity requirements in the near-term are expected to consist of interest payments on our indebtedness, capital expenditures to expand and support electric service obligations, expenditures for nuclear fuel inventory and operating expenses including fuel costs and taxes. Cash flow from operations funded all of our capital requirements except nuclear fuel inventory for the year ended December 31, 2007 and we expect that cash flows from operations will continue to fund a significant portion of capital requirements. As of December 31, 2007, we had approximately $25.0 million in cash and short-term debt securities, a decrease of $15.1 million from the balance of $40.1 million on December 31, 2006.

Capital Requirements. Revenues from the sale of electricity include a recovery of fuel costs, which are essentially recovered from customers through fuel adjustment mechanisms in Texas and New Mexico and a portion through base rates in New Mexico. In Texas, fuel costs are recovered through a fixed fuel factor which may be adjusted twice a year. We record deferred fuel revenues for the under-recovery of fuel costs until they can be recovered from Texas customers. In September 2007, we completed the recovery in Texas of $53.6 million of fuel under-recoveries through a fuel surcharge which began in October 2005 and in January 2007 we completed the recovery in Texas of $34 million of fuel under-recoveries, including interest through the surcharge period, through a fuel surcharge which began in February 2006. The collection of $22.9 million of deferred fuel revenue through surcharges was largely offset by the under-collection of current fuel costs deferred for future recovery from our Texas customers of $22.4 million during 2007. As of December 31, 2007, we had a fuel under-recovery balance of $29.2 million from our Texas customers and an over-recovery balance of $1.5 million from our New Mexico customers. On January 8, 2008, we filed a petition (“PUC Docket No. 35204”) with the Texas Commission to surcharge $30.1 million of under-recovered fuel costs and interest to our Texas customers. We anticipate beginning to collect this surcharge from our Texas customers in April 2008.

Our long-term liquidity requirements consist primarily of construction of electric utility plant and the payment of interest on debt. Capital requirements for new electric plant were $144.6 million for the year ended December 31, 2007 which were financed with cash flows from operations. Projected utility construction expenditures will consist primarily of expanding and updating the transmission and distribution systems, adding new generation, and making capital improvements and replacements at Palo Verde and other generating facilities. See Part I, Item 1, “Business – Construction Program.” We expect that a significant portion of our construction expenditures will be financed with internal sources of funds through 2008 and the remainder financed with debt.

Our capital requirements for nuclear fuel increased substantially in 2007 as a result of increases in prices for uranium concentrates and increases in our inventory of nuclear fuel feedstock. We finance our nuclear fuel inventory through a trust that borrows under our $200 million credit facility to acquire and process the nuclear fuel. In 2007, borrowings under the credit facility for nuclear fuel increased $36.8 million to $83.0 million as of December 31, 2007 compared to an increase of $4.3 million in 2006 to $46.2 million as of December 31, 2006.

Our cash requirements for federal and state income taxes increased $20.6 million in 2007 as tax loss carryforwards were fully utilized in previous years. Future cash flow requirements for federal income taxes are expected to increase as the Texas fuel under-recovery balance is collected and becomes subject to income tax.

We continually evaluate our funding requirements related to our retirement plans, other postretirement benefit plans, and decommissioning trust funds. We contributed $13.6 million and $13.7 million to our retirement plans during the twelve months ended December 31, 2007 and 2006, respectively. We also contributed $3.4 million to our other postretirement benefit plan for both 2007 and 2006 and $7.0 million and $6.7 million to our decommissioning trust funds during the twelve months ended December 31, 2007 and 2006, respectively.

The Company does not pay dividends on common stock. Since 1999, we have repurchased approximately 19.3 million shares of common stock at an aggregate cost of $269.4 million, including commissions. During 2007, we repurchased 1,344,338 shares of common stock at an aggregate cost of $31.4 million. In November 2007, the Board authorized the repurchase of up to an additional 2 million shares of our outstanding common stock. No shares have been repurchased under the 2007 authorization. We financed capital requirements for common stock repurchases with cash flows from operations. We may make purchases of our stock in the future pursuant to our stock repurchase plan at open market prices and may engage in private transactions, where appropriate. The repurchased shares will be available for issuance under employee benefit and stock incentive plans, or may be retired. Common stock equity as a percentage of capitalization, including the current portion of long-term debt and financing obligations, was 49.7% as of December 31, 2007.

Capital Sources. We maintain the ability to issue long-term debt, if needed, to finance capital requirements and for other corporate purposes including the repurchase of common stock. Our Senior Notes are rated “Baa2” by Moody’s and “BBB” by Standard & Poors. Construction expenditures are expected to increase as we plan to add new generation capacity in 2009 and subsequent years. Due to the increased volatility in the natural gas and nuclear fuel markets, we expanded our existing credit facility in July 2007 from $150 million to $200 million and increased the maximum authorized amount of the credit facility which is available for nuclear fuel borrowings from $70 million to $120 million. We expect to initially fund most of our construction expenditures with internally generated funds and, when appropriate, borrow from our $200 million credit facility or issue long-term debt, consistent with maintaining a capital structure typical of an investment grade regulated electric utility.

Pollution Control Bonds Interest Rates. We currently have approximately $100.6 million of Pollution Control Bonds (the “PCBs”) for which the interest rate is reset on a weekly “dutch auction” basis. The PCBs are insured by Financial Guaranty Insurance Company (“FGIC”). FGIC’s bond ratings have recently been downgraded by all of the major rating agencies thereby calling into question FGIC’s claims paying ability in the event of default by the Company. As a result, we have experienced increased yields and resulting interest expense for the PCBs. Although there has not yet been a failed auction of the PCBs, if one were to occur we would be required to pay a default interest rate of 15%. We are currently reviewing our alternatives as it relates to the PCBs and although a definitive decision has not yet been made, we may remarket or refinance the PCBs to fix the interest rates for these bonds for a yet undecided term.

Contractual Obligations. Our contractual obligations as of December 31, 2007 are as follows (in thousands):

	Payments due by period
	Total	2008	2009 and 2010	2011 and 2012	2013 and Beyond
Long-Term Debt (including interest):
Senior notes	$1,058,000	$24,000	$48,000	$48,000	$938,000
Pollution control bonds (1)	461,192	9,394	18,788	51,533	381,477
Financing Obligations (including interest):
Nuclear fuel (2)	87,652	19,848	67,804	—	—
Purchase Obligations:
Capacity contract with SPS (3)	241,993	11,688	23,918	24,700	181,687
Other power contracts	10,149	10,149	—	—	—
Fuel contracts:
Coal (4)	80,360	9,440	18,881	18,881	33,158
Gas (4)	232,195	76,840	23,218	22,324	109,813
Nuclear fuel (5)	58,303	15,417	29,922	12,964	—
Retirement Plans and Other Postretirement benefits (6)	5,004	5,004	—	—	—
Decommissioning trust funds (7)	252,407	7,226	16,100	17,950	211,131
Operating leases (8)	2,025	1,069	791	136	29
Executive and administrative offices lease (9)	17,397	1,670	3,340	3,340	9,047

Total	$2,506,677	$191,745	$250,762	$199,828	$1,864,342

(1)	Two series of pollution control bonds are remarketed and the interest rates are set weekly. The remaining two series of pollution control bonds are scheduled for remarketing and/or mandatory tender in 2012 and 2040.
(2)	This reflects current obligations outstanding under the $200 million credit facility used to finance nuclear fuel including interest based on actual interest rates at the end of 2007.
(3)	Amount includes $7.1 million contractual obligation for nine months in 2009. On January 29, 2008, we entered into an amendment to the original 20-year contract with SPS and agreed that the contract will terminate on September 30, 2009.
(4)	Amount is based on the minimum volumes per the contract and market price at the end of 2007. Gas obligation includes a gas storage contract and a gas transportation contract.

(5)	Some of the nuclear fuel contracts are based on a fixed price adjusted for an index. The index used is the current index at the end of 2007.
(6)	These obligations include our minimum contractual funding requirements for the non-qualified retirement income plan and the other postretirement benefits for 2008. We have no minimum contractual funding requirement related to our retirement income plan for 2008. However, we may decide to fund at higher levels and expect to contribute $13.6 million and $3.4 million to our retirement plans and postretirement benefit plan in 2008, as disclosed in Part II, Item 8, Notes to Consolidated Financial Statements, Note K, Employee Benefits. Minimum contractual funding requirements for 2009 and beyond are not included due to the uncertainty of interest rates and the related return on assets.
(7)	These obligations represent funding requirements under the ANPP Participation Agreement based on the current rate of return on investments.
(8)	We lease certain warehouse facilities in El Paso, Texas under a lease which expires in December 2009 with three concurrent renewal options of one year each. We also have several other leases for office and parking facilities which expire within the next six years.
(9)	In July 2007, we entered into an agreement to lease executive and administrative offices in El Paso, Texas under a lease which expires in May 2018 with three concurrent renewal options of five years each. On February 8, 2008, we exercised our right of first refusal in the lease agreement to purchase this office building. All obligations previously incurred relating to this lease were terminated.

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

We have issued two series of pollution control bonds in the amounts of $63.5 million and $37.1 million with a variable rate that is repriced weekly until they mature in 2040. These pollution control bonds are carried on the balance sheet at their face value. At December 31, 2007, the variable interest rates were 5.35% and 4.91% for the $63.5 million and the $37.1 million pollution control bond series, respectively. A hypothetical 10% increase in interest rates, annualized from the December 31, 2007 rate, would cause an approximate $0.5 million increase in interest expense. The weekly auction rate market is experiencing higher interest rates and higher rates of failure particularly in issuances such as ours which are backed by monoline insurance carriers. Although a failed auction has not yet been experienced, the default interest rates on the weekly auction rate securities we have outstanding is 15%. We are currently reviewing our alternatives as it relates to the PCBs and although a definitive decision has not yet been made, we may remarket or refinance the PCBs to fix the interest rates for these bonds for a yet undecided term.

To the extent the revolving credit facility is solely utilized for nuclear fuel purchases, interest rate risk, if any, related to the revolving credit facility is substantially mitigated through the operation of the Texas Commission and NMPRC rules which establish energy cost recovery clauses (“fuel clauses”). Under these rules and fuel clauses, energy costs, including interest expense on nuclear fuel financing, are recovered from our customers.

Our decommissioning trust funds consist of equity securities and fixed income instruments and are carried at market value. We face interest rate risk on the fixed income instruments, which consist primarily of municipal, federal and corporate bonds and which were valued at $54.1 million and $45.6 million as of December 31, 2007 and 2006, respectively. A hypothetical 10% increase in interest rates would reduce the fair values of these funds by $0.7 million and $0.7 million based on their fair values at December 31, 2007 and 2006, respectively.

Equity Price Risk

Our decommissioning trust funds include marketable equity securities of approximately $76.6 million and $69.1 million at December 31, 2007 and 2006, respectively. A hypothetical 20% decrease in equity prices would reduce the fair values of these funds by $15.3 million and $13.8 million based on their fair values at December 31, 2007 and 2006, respectively.

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

In the normal course of business, we enter into contracts of various durations for the forward sales and purchases of electricity to effectively manage our available generating capacity and supply needs. Such contracts include forward contracts for the sale of generating capacity and energy during periods when our available power resources are expected to exceed the requirements of our retail native load and sales for resale. They also include forward contracts for the purchase of wholesale capacity and energy during periods when the market price of electricity is below our expected incremental power production costs or to supplement our generating capacity when demand is anticipated to exceed such capacity. As of January 31, 2008, we had entered into forward sales and purchase contracts for energy as discussed in Part I, Item 1, “Business – Energy Sources – Purchased Power” and “Regulation – Power Sales Contracts.” These agreements are generally fixed-priced contracts which qualify for the “normal purchases and normal sales” exception provided in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” including any effective implementation guidance discussed by the FASB Derivatives Implementation Group and are not recorded at their fair value in our financial statements. Because of the operation of the Texas Commission and NMPRC rules and our fuel clauses, these contracts do not expose us to significant commodity price risk.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on its assessment, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the Company’s internal control over financial reporting. This report appears on page 58 of this report.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

El Paso Electric Company:

We have audited the accompanying consolidated balance sheets of El Paso Electric Company and subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive operations, changes in common stock equity, and cash flows for each of the years in the three-year period ended December 31, 2007. We also have audited El Paso Electric Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). El Paso Electric Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As discussed in Notes D, A, K, and H to the consolidated financial statements, the Company changed its accounting for conditional asset retirement obligations in 2005, share-based payments and defined benefit pension and other postretirement plans in 2006, and uncertainty in income taxes in 2007.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of El Paso Electric Company and subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, El Paso Electric Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

KPMG LLP

Houston, Texas

February 28, 2008

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

ASSETS	December 31,
(In thousands)	2007	2006
Utility plant:
Electric plant in service	$2,047,673	$1,958,787
Less accumulated depreciation and amortization	(858,426)	(799,579)

Net plant in service	1,189,247	1,159,208
Construction work in progress	185,122	134,470
Nuclear fuel; includes fuel in process of $47,256 and $8,632, respectively	113,330	66,261
Less accumulated amortization	(37,114)	(27,745)

Net nuclear fuel	76,216	38,516

Net utility plant	1,450,585	1,332,194

Current assets:
Cash and cash equivalents	4,976	40,101
Investment in debt securities	20,000	—
Accounts receivable, principally trade, net of allowance for doubtful accounts of $2,873 and $2,999, respectively	84,578	86,730
Accumulated deferred income taxes	14,486	6,109
Inventories, at cost	34,234	31,390
Undercollection of fuel revenues	29,156	32,582
Prepayments and other	14,175	7,264

Total current assets	201,605	204,176

Deferred charges and other assets:
Decommissioning trust funds	130,654	114,716
Regulatory assets	42,667	35,013
Other	28,377	28,555

Total deferred charges and other assets	201,698	178,284

Total assets	$1,853,888	$1,714,654

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Continued)

CAPITALIZATION AND LIABILITIES	December 31,
(In thousands)	2007	2006
Capitalization:
Common stock, stated value $1 per share, 100,000,000 shares authorized, 64,400,522 and 63,909,974 shares issued, and 119,403 and 110,854 restricted shares, respectively	$64,520	$64,021
Capital in excess of stated value	292,614	283,356
Retained earnings	565,701	489,082
Accumulated other comprehensive income (loss), net of tax	13,540	(18,316)

	936,375	818,143
Treasury stock, 19,370,266 and 18,025,928 shares, respectively, at cost	(269,916)	(238,468)

Common stock equity	666,459	579,675
Long-term debt, net of current portion	590,894	590,865
Financing obligations, net of current portion	64,217	25,265

Total capitalization	1,321,570	1,195,805

Current liabilities:
Current portion of long-term debt and financing obligations	18,798	20,975
Accounts payable, principally trade	58,013	42,892
Taxes accrued	20,500	19,323
Interest accrued	4,347	4,390
Other	24,359	23,478

Total current liabilities	126,017	111,058

Deferred credits and other liabilities:
Accumulated deferred income taxes	183,349	149,981
Accrued postretirement benefit liability	67,385	85,435
Asset retirement obligation	79,709	73,267
Accrued pension liability	30,088	56,260
Regulatory liabilities	14,876	15,079
Other	30,894	27,769

Total deferred credits and other liabilities	406,301	407,791

Commitments and contingencies

Total capitalization and liabilities	$1,853,888	$1,714,654

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except for share data)

	Years Ended December 31,
	2007	2006	2005
Operating revenues	$877,427	$816,455	$803,913

Energy expenses:
Fuel	250,789	213,356	262,870
Purchased and interchanged power	126,833	116,989	80,040

	377,622	330,345	342,910

Operating revenues net of energy expenses	499,805	486,110	461,003

Other operating expenses:
Other operations	195,901	191,504	178,287
Maintenance	56,974	60,044	47,338
Depreciation and amortization	69,397	68,446	82,468
Taxes other than income taxes	49,212	50,554	45,027

	371,484	370,548	353,120

Operating income	128,321	115,562	107,883

Other income (deductions):
Allowance for equity funds used during construction	5,708	882	856
Investment and interest income, net	9,605	6,456	5,625
Loss on extinguishments of debt	—	—	(19,561)
Miscellaneous non-operating income	1,431	861	1,121
Miscellaneous non-operating deductions	(4,386)	(3,589)	(4,186)

	12,358	4,610	(16,145)

Interest charges (credits):
Interest on long-term debt and financing obligations	36,844	35,652	40,762
Other interest	804	1,092	699
Capitalized interest	(3,235)	(3,580)	(4,306)
Allowance for borrowed funds used during construction	(2,954)	(445)	(621)

	31,459	32,719	36,534

Income before income taxes, extraordinary item and cumulative effect of accounting change	109,220	87,453	55,204
Income tax expense	34,467	26,066	18,589

Income before extraordinary item and cumulative effect of accounting change	74,753	61,387	36,615
Extraordinary gain on re-application of SFAS No. 71, net of tax	—	6,063	—
Cumulative effect of accounting change, net of tax	—	—	(1,093)

Net income	$74,753	$67,450	$35,522

Basic earnings (losses) per share:
Income before extraordinary item and cumulative effect of accounting change	$1.64	$1.29	$0.77
Extraordinary gain on re-application of SFAS No. 71, net of tax	—	0.13	—
Cumulative effect of accounting change, net of tax	—	—	(0.02)

Net income	$1.64	$1.42	$0.75

Diluted earnings (losses) per share:
Income before extraordinary item and cumulative effect of accounting change	$1.63	$1.27	$0.76
Extraordinary gain on re-application of SFAS No. 71, net of tax	—	0.13	—
Cumulative effect of accounting change, net of tax	—	—	(0.02)

Net income	$1.63	$1.40	$0.74

Weighted average number of shares outstanding	45,563,858	47,663,890	47,711,894

Weighted average number of shares and dilutive potential shares outstanding	45,928,478	48,164,067	48,307,910

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(In thousands)

	Years Ended December 31,
	2007	2006	2005
Net income	$74,753	$67,450	$35,522
Other comprehensive income (loss):
Unrecognized pension and postretirement benefit costs:
Net gain arising during period	40,625	—	—
Reclassification adjustments included in net income for amortization of:
Prior service cost	(2,754)	—	—
Net loss	3,385	—	—
Minimum pension liability adjustment	—	16,923	(6,128)
Net unrealized gains (losses) on marketable securities:
Net holding gains (losses) arising during period	5,835	8,805	(1,693)
Reclassification adjustments for net (gains) losses included in net income	(1,683)	661	(666)
Net gains (losses) on cash flow hedges:
Gains (losses) arising during period	—	—	(22,439)
Reclassification adjustment for interest expense included in net income	278	263	143

Total other comprehensive income (loss) before income taxes	45,686	26,652	(30,783)

Income tax benefit (expense) related to items of other comprehensive income (loss):
Unrecognized pension and postretirement benefit costs	(18,037)	—	—
Minimum pension liability adjustment	—	(6,348)	2,299
Net unrealized gains (losses) on marketable securities	(830)	(1,893)	472
Gains (losses) on cash flow hedges	(104)	(99)	8,398

Total income tax benefit (expense)	(18,971)	(8,340)	11,169

Other comprehensive income (loss), net of tax	26,715	18,312	(19,614)

Comprehensive income	$101,468	$85,762	$15,908

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY

(In thousands except for share data)

	Common Stock		Capital in Excess of Stated	Deferred and Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss),	Treasury Stock		Total Common Stock Equity
	Shares	Amount	Value			Net of Tax	Shares	Amount
Balances at December 31, 2004	62,768,180	$62,768	$268,771	$1,127	$386,110	$(10,553)	15,365,108	$(176,076)	$532,147
Grants of restricted common stock	104,907	105	1,870	(1,975)					—
Deferred compensation-restricted stock and performance shares				2,926					2,926
Stock awards withheld for taxes	(7,907)	(8)	(144)						(152)
Forfeitures of restricted common stock	(4,251)	(4)	(68)	72					—
Deferred taxes on stock incentive plan			170						170
Stock options exercised	646,500	646	4,794						5,440
Net income					35,522				35,522
Other comprehensive loss						(19,614)			(19,614)

Balances at December 31, 2005	63,507,429	63,507	275,393	2,150	421,632	(30,167)	15,365,108	(176,076)	556,439
Reclassification adjustment upon adoption of SFAS No. 123r			2,150	(2,150)					—
Restricted common stock grants and deferred compensation	77,054	77	1,317						1,394
Performance share awards	68,425	69	1,371						1,440
Stock awards withheld for taxes	(28,640)	(29)	(573)						(602)
Deferred taxes on stock incentive plan			955						955
Stock options exercised	396,560	397	2,743						3,140
Net income					67,450				67,450
Other comprehensive income						18,312			18,312
SFAS No. 158 adoption, net of tax of $3,879						(6,461)			(6,461)
Treasury stock acquired, at cost							2,660,820	(62,392)	(62,392)

Balances at December 31, 2006	64,020,828	64,021	283,356	—	489,082	(18,316)	18,025,928	(238,468)	579,675
Restricted common stock grants and deferred compensation	109,318	109	1,348						1,457
Performance share awards	58,650	59	660						719
Stock awards withheld for taxes	(28,492)	(28)	(669)						(697)
Forfeitures and lapsed restricted common stock	(24,379)	(25)	(4)						(29)
Deferred taxes on stock incentive plan			3,992						3,992
Stock options exercised	384,000	384	3,931						4,315
Net income					74,753				74,753
FIN 48 adoption					1,866				1,866
Other comprehensive income						26,715			26,715
Adjustment for tax effect of
SFAS No. 158						5,141			5,141
Treasury stock acquired, at cost							1,344,338	(31,448)	(31,448)

Balances at December 31, 2007	64,519,925	$64,520	$292,614	$—	$565,701	$13,540	19,370,266	$(269,916)	$666,459

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2007	2006	2005
Cash Flows From Operating Activities:
Net income	$74,753	$67,450	$35,522
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of electric plant in service	69,397	68,446	82,468
Amortization of nuclear fuel	18,166	15,387	15,575
Extraordinary gain on the re-application of SFAS No. 71, net of tax	—	(6,063)	—
Cumulative effect of accounting change, net of tax	—	—	1,093
Deferred income taxes, net	10,392	19,751	25,286
Allowance for equity funds used during construction	(5,708)	(882)	(856)
Loss on extinguishments of debt	—	—	19,561
Other amortization and accretion	12,173	12,945	11,961
Gain on sale of assets	(195)	(766)	(422)
Other operating activities	(561)	(941)	(110)
Change in:
Accounts receivable	2,152	(10,724)	(5,296)
Inventories	(3,438)	(2,792)	(758)
Net recovery (deferral) of fuel revenues	4,886	59,749	(73,549)
Prepayments and other	(1,177)	(8,676)	(1,765)
Accounts payable	12,508	(3,858)	13,513
Taxes accrued	4,204	3,781	456
Interest accrued	(43)	(94)	(9,125)
Other current liabilities	(513)	720	(715)
Deferred charges and credits	(14,686)	4,565	(6,249)

Net cash provided by operating activities	182,310	217,998	106,590

Cash Flows From Investing Activities:
Cash additions to utility property, plant and equipment	(144,588)	(103,182)	(88,263)
Cash additions to nuclear fuel	(52,400)	(17,602)	(15,888)
Proceeds from sale of assets	5,305	992	1,992
Capitalized interest and AFUDC:
Utility property, plant and equipment	(8,662)	(4,238)	(5,330)
Nuclear fuel	(3,235)	(669)	(453)
Allowance for equity funds used during construction	5,708	882	856
Decommissioning trust funds:
Purchases, including funding of $7.0 million, $6.7 million and $6.2 million, respectively	(116,165)	(106,403)	(42,381)
Sales and maturities	105,201	98,085	33,451
Purchases of debt securities	(20,000)	—	—
Other investing activities	192	867	(1,671)

Net cash used for investing activities	(228,644)	(131,268)	(117,687)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	4,315	3,140	5,440
Acquisition of treasury stock	(31,448)	(62,392)	—
Settlement on derivative instruments classified as cash flow hedges	—	—	(22,439)
Proceeds from issuance of long-term notes payable	—	—	397,688
Repurchases of and payments on first mortgage bonds	—	—	(381,847)
Pollution control bonds:
Proceeds	—	—	193,135
Payments	—	—	(193,135)
Financing obligations:
Proceeds	56,083	20,373	18,138
Payments	(19,308)	(16,040)	(17,427)
Excess tax benefits from long-term incentive plans	2,395	1,417	—
Other financing activities	(828)	(1,083)	(9,901)

Net cash provided by (used for) financing activities	11,209	(54,585)	(10,348)

Net increase (decrease) in cash and temporary investments	(35,125)	32,145	(21,445)
Cash and temporary investments at beginning of period	40,101	7,956	29,401

Cash and temporary investments at end of period	$4,976	$40,101	$7,956

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

Application of SFAS No. 71. Regulated electric utilities typically prepare their financial statements in accordance with SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” Under this accounting standard, certain recoverable costs are shown as either assets or liabilities on a utility’s balance sheet if the regulator provides assurance that these costs will be charged to and collected from the utility’s customers (or has already permitted such cost recovery). The resulting regulatory assets or liabilities are amortized in subsequent periods based upon their respective amortization periods in a utility’s cost of service. Prior to December 31, 2006, the Company did not apply SFAS No. 71 to the Company’s Texas jurisdictional operations. The Company’s Texas jurisdiction had been operating under a rate freeze which expired on July 31, 2005. In July 2005, the Company entered into agreements (“Texas Rate Agreements”) with El Paso, Texas Commission Staff and other parties in Texas that provide for most retail base rates to remain at their current level through June 30, 2010. During the rate freeze period if the Company’s return on equity falls below the bottom of a defined range, the Company has the right to initiate a rate case and seek an adjustment to base rates. If the Company’s return on equity exceeds the top of the range, the Company will refund an amount equal to 50% of the pre-tax return in excess of the ceiling. The Texas Rate Agreements required the approval of the Texas Commission to implement the fuel related provisions of the agreements including the

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

sharing of 25% of off-system sales margins with customers through the Company’s fixed fuel factor. On December 8, 2006, the Texas Commission issued a final order approving the fuel related provisions of the Texas Rate Agreements and extending the rate freeze and earnings sharing provisions of the agreements to all customers in Texas based upon settlements with parties to the proceeding. Based upon the Texas Rate Agreements and order of the Texas Commission extending the agreements to all customers in Texas, the Company determined that the Company’s Texas jurisdiction meets the criteria for the re-application of SFAS No. 71 to the Company’s Texas jurisdiction as of December 31, 2006.

The re-application of SFAS No. 71 to the Company’s Texas jurisdiction recognizes that the Company’s rates are based upon the Company’s cost of providing service, and the margin sharing provisions of the rate agreements provide for continued recovery of the Company’s costs of providing service during the rate freeze period. In addition, the adoption of a rule by the Texas Commission in October 2004 results in an indefinite delay in retail competition in the Company’s Texas service territory and the continued regulation of the Company’s retail rates by El Paso and the Texas Commission.

As a result of the re-application of SFAS No. 71 to the Company’s Texas jurisdiction at December 31, 2006, the Company recorded regulatory assets of $9.6 million, related accumulated deferred income tax liability of $3.5 million, and recognized an extraordinary gain of $6.1 million, net of tax. Regulatory assets recorded as of December 31, 2006 are currently being recovered through the Texas fixed fuel factor. Other regulatory assets and liabilities will be recorded when recognized in Texas rates. Effective with the re-application of SFAS No. 71 and in accordance with regulatory accounting requirements, the Company includes an allowance for equity and borrowed funds used during construction as a cost of construction of electric plant in service. The allowance for equity funds used during construction is recognized as income and the allowance for borrowed funds used during construction is shown as capitalized interest charges in the Company’s statement of operations. Prior to the re-application of SFAS No. 71, the Company capitalized interest costs in accordance with SFAS No. 34, “Capitalization of Interest Costs.”

Comprehensive Income. Certain gains and losses that are not recognized currently in the consolidated statements of operations are reported as other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.”

Utility Plant. Depreciation is provided on a straight-line basis over the estimated remaining lives of the assets (ranging from 3 to 31 years), except for approximately $298 million of reorganization value allocated primarily to net transmission, distribution and general plant in service. This amount was depreciated on a straight-line basis over a ten-year period which ended in July 2005. For all other utility plant, Texas and New Mexico depreciation lives are the same.

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

The cost of nuclear fuel is amortized to fuel expense on a units-of-production basis. A provision for spent fuel disposal costs is charged to expense based on the funding requirements of the Department of Energy (the “DOE”) for disposal cost of approximately one-tenth of one cent on each kWh generated. The Company is also amortizing its share of costs associated with on-site spent fuel storage casks at Palo Verde over the burn period of the fuel that will necessitate the use of the storage casks. See Note C.

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

AFUDC and Capitalized Interest. The Company capitalizes interest (ABFUDC) and common equity (AEFUDC) costs to construction work in progress and nuclear fuel in process in accordance with the FERC Uniform System of Accounts as provided for in SFAS No. 71. AFUDC is a non-cash component of income and is calculated monthly and charged to all new eligible construction and capital improvement projects. The AFUDC rate utilized in 2007 was 8.43%. Prior to December 31, 2006, the Company capitalized interest cost to construction work in progress and nuclear fuel in process in accordance with SFAS No. 34, “Capitalization of Interest Cost” for its Texas jurisdictional operations. The AFUDC rates applied for the New Mexico jurisdiction for 2006 and 2005 were 8.73% and 10.20%, respectively.

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

No. 143, refers to a legal obligation to perform an asset retirement activity even if the timing and/or settlement are conditional on a future event that may or may not be within the control of an entity. See Note D.

Cash and Cash Equivalents. All temporary cash investments with an original maturity of three months or less are considered cash equivalents.

Investment in Debt Securities. The Company has invested excess cash for short periods of time in auction rate securities with contract maturity dates that extend beyond three months. These securities provide for interest rates to be reset on a short-term basis which typically provides a liquid market to sell the securities to meet cash requirements. The Company classifies the investments in auction rate securities in current assets as investment in debt securities in the consolidated balance sheets.

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

Operating Revenues Net of Energy Expenses. The Company accrues revenues for services rendered, including unbilled electric service revenues. Energy expenses are stated at actual cost incurred. The Company’s Texas retail customers are presently being billed under a fixed fuel factor approved by the Public Utility Commission of Texas (“Texas Commission”). The Company’s New Mexico retail customers are being billed under base rates and a fuel adjustment clause which is adjusted monthly, as approved by the New Mexico Public Regulation Commission (“NMPRC”). The

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company’s recovery of energy expenses in these jurisdictions is subject to periodic reconciliations of actual energy expenses incurred to actual fuel revenues collected. The difference between energy expenses incurred and fuel revenues charged to the Company’s Texas and New Mexico customers, as determined under Texas Commission and NMPRC rules, is reflected as over/undercollection of fuel revenues in the consolidated balance sheets. See Note B.

Revenues. Accounts receivable include accrued unbilled revenues of $17.9 million and $18.0 million at December 31, 2007 and 2006, respectively. The Company presents sales net of sales taxes in its consolidated statements of operations.

Allowance for Doubtful Accounts. Additions, deductions and balances for allowance for doubtful accounts for 2007, 2006 and 2005 are as follows (in thousands):

	2007	2006	2005
Balance at beginning of year	$2,999	$2,474	$3,071
Additions:
Charged to costs and expense	2,875	3,454	2,527
Recovery of previous write-offs	1,152	1,062	1,195
Uncollectible receivables written off	4,153	3,991	4,319

Balance at end of year	$2,873	$2,999	$2,474

Income Taxes. The Company accounts for federal and state income taxes under the asset and liability method of accounting for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Under this method, deferred income taxes are recognized for the estimated future tax consequences of “temporary differences” by applying enacted statutory tax rates for each taxable jurisdiction applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. The Company recognizes tax assets and liabilities for uncertain tax positions in accordance with the recognition and measurement criteria of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). A tax liability has been established to recognize interest and penalties on tax benefits that have not been recognized. See Note H.

Earnings per Share. Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of shares and the dilutive impact of the sum of unvested restricted stock, performance shares, and the stock options that were outstanding during the period with the amount of outstanding options calculated using the treasury stock method.

Stock-Based Compensation. The Company has a stock-based long-term incentive plan. Effective January 1, 2006, the Company adopted SFAS No. 123 (revised) “Accounting for Stock – Based

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

If compensation expense for the incentive plans had been amortized on a straight-line basis over the vesting period, consistent with the provisions of SFAS No. 123 (revised), the Company’s net earnings and earnings per share for 2005 would have been reduced to the proforma amounts presented below (in thousands, except for per share data):

Years Ended December 31, 2005
Net income, as reported	$35,522
Deduct: Compensation expense, net of tax	806

Pro forma net income	$34,716

Basic earnings per share:
As reported	$0.75
Pro forma	0.73
Diluted earnings per share:
As reported	0.74
Pro forma	0.72

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

Other New Accounting Standards. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 modifies other accounting pronouncements that require or permit fair

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

value measurements and does not require any new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS No. 157 will not have a significant impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates without having to apply complex hedge accounting provisions. Unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings at each subsequent reporting date. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has determined that it will continue to recognize the fair value of its financial instruments under current elections and will not change the elections for the fair value measurement of any existing financial instruments under SFAS No. 159.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141 (revised 2007) applies the acquisition method of accounting to all transactions and other events in which one entity obtains control over one or more businesses and, therefore, improves the comparability of the information about business combinations provided in financial reports. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 amends Accounting Research Bulletin No. 51 (“ARB No. 51”) to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company currently does not own a non-controlling interest in any subsidiaries the accounting for which would be impacted by SFAS No. 160.

Pension and Postretirement Benefit Accounting. For a full discussion of the Company’s accounting policies for its employee benefits. See Note K.

Reclassification. Certain amounts in the consolidated financial statements for 2006 and 2005 have been reclassified to conform with the 2007 presentation.

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

Texas Regulatory Matters

Texas Rate Agreements. The Company has entered into agreements (“Texas Rate Agreements”) with El Paso, Commission Staff and other parties in Texas that provide for most retail base rates to remain at their current level through June 30, 2010. During the rate freeze period, if the Company’s return on equity falls below the bottom of a defined range, the Company has the right to initiate a rate case and seek an adjustment to base rates. If the Company’s return on equity exceeds the top of the range, the Company will refund an amount equal to 50% of the pretax return in excess of the ceiling. The range is based upon a risk premium above a twelve month average of comparable credit quality bond yields, and at a twelve month average of such bond yields the range would be approximately 8.3% to 12.3%. During 2007 the Company’s return on equity fell within this range.

Pursuant to a rate agreement with El Paso in July 2005, the Company agreed to share with its Texas customers 25% of off-system sales margins and wheeling revenues among other provisions. Under the prior rate agreement, the Company shared 50% of off-system sales margins and wheeling revenues with Texas customers. A request for approval of the off-system sales and wheeling revenue sharing provision was filed with the Texas Commission in January 2006 (“PUC Docket No. 32289”).

In PUC Docket No. 32289, the Company entered into settlement agreements with the Texas Commission Staff, a large industrial customer, El Paso, Texas Ratepayers Organization to Save Energy, and the Office of the Attorney General of the State of Texas (the “State”) which (i) extended the rate freeze to all customers in Texas; (ii) extended the earnings sharing provisions to all customers in Texas; (iii) expanded the Company’s support of low-income energy efficiency programs; and (iv) provided that after the expiration of the Texas Rate Agreements, the Company will treat wheeling revenues and expenses associated with non-native load in a manner consistent with then-existing Texas Commission rules and other substantive and procedural law. In addition, the agreement with the State provides for the Company to share 90% of off-system sales margins with customers after June 30, 2010 through June 30, 2015. This provision is not binding on the Texas Commission or other settling parties. In addition, the Company agreed that upon the expiration of the rate freeze, it would file a full base rate case with the Texas Commission and the applicable cities having original jurisdiction if requested to do so by the Texas Commission staff, El Paso, the State or the Texas Office of Public Utility Counsel. The

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company also retained the right to voluntarily file a full base rate case. On December 8, 2006, the Texas Commission approved the margin sharing provisions of the Texas Rate Agreements in PUC Docket No. 32289 pursuant to the settlement agreements.

Fuel and Purchased Power Costs. Although the Company’s base rates are frozen under the Texas Rate Agreements, pursuant to Texas Commission rules and the Texas Rate Agreements, the Company’s fuel costs including purchased power energy costs are recoverable from its customers. In January and July of each year, the Company can request adjustments to its fixed fuel factor to more accurately reflect projected energy costs associated with providing electricity, seek recovery of past undercollections of fuel revenues, and refund past overcollections of fuel revenues. All such fuel revenue and expense activities are subject to periodic final review by the Texas Commission in fuel reconciliation proceedings.

On August 31, 2007, the Company filed for authority to reconcile its eligible fuel expenses and revenues for the period of March 1, 2004 through February 28, 2007 (“Reconciliation Period”), which was assigned PUC Docket No. 34695. The Company is seeking to reconcile a total of $548.4 million in eligible fuel, fuel-related, and purchased power expenses to generate and purchase electric energy for its Texas retail customers. At the conclusion of the Reconciliation Period, the Company had a cumulative under-recovery of such expenses of $18.2 million of which $17.6 million was subject to an existing fuel surcharge. The Company is seeking to carry over the cumulative Reconciliation Period fuel under-recovery balance into the subsequent reconciliation period beginning March 2007. Hearings on the fuel reconciliation are scheduled in May 2008. A final order is not expected to be issued until the third quarter of 2008.

On January 8, 2008, the Company filed a request with the Texas Commission to surcharge approximately $30.1 million of under-recovered fuel and purchased power costs and interest over a twelve month period beginning in March 2008. The fuel under-recoveries were incurred during the period December 2005 through November 2007. A decision from the Texas Commission is expected in the first quarter of 2008.

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

addition, the Company agreed to reduce its fixed fuel factors by 10% effective February 1, 2007 reducing annual fuel recoveries by approximately $20.0 million per year. The revised fixed fuel factors reflect natural gas prices of approximately $7.80 per MMBtu. A final order approving the settlement in PUC Docket No. 32240 was issued by the Texas Commission on March 15, 2007.

Generation CCN Filing. On July 6, 2007, the Company filed a petition with the Texas Commission requesting a Certificate of Convenience and Necessity (“CCN”) for two generating facilities in PUC Docket No. 34494. The first such facility is a natural-gas fueled power generating unit to be located at an existing plant site in El Paso. This facility is known as Newman Unit 5. The Newman Unit 5 project consists of 280 to 290 MW of natural gas-fired combined cycle generating capacity that the Company presently plans to construct in two phases. The first phase includes two 70 MW gas turbines to be installed by the peak of 2009. The second phase converts the unit into a combined cycle combustion turbine with a total capacity of 280 to 290 MW and is expected to be completed by late 2010 or early 2011.

The Newman Unit 5 will operate mostly in a baseload manner, but can also be used in a load following manner. It will be the most efficient gas-fired unit on the Company’s system when operated in combined cycle.

The Company also requested a CCN for two renewable energy wind turbines currently operating at the Hueco Mountains Wind Ranch, the acquisition of which the Texas Commission had previously found to be consistent with the public interest.

On December 17, 2007, the parties to PUC Docket No. 34494 filed a Stipulation, signed by all parties, which recommended approval of the Company’s requests. On January 31, 2008, the Texas Commission issued an order approving the requested CCNs. The costs of the project have not been approved.

Palo Verde Performance Standards. The Texas Commission established performance standards for the operation of Palo Verde pursuant to which each Palo Verde unit is evaluated annually to determine whether its three-year rolling average capacity factor entitles the Company to a reward or subjects it to a penalty. The capacity factor is calculated as the ratio of actual generation to maximum possible generation. If the capacity factor, as measured on a station-wide basis for any consecutive 36-month period, should fall below 52.5%, the parties to the Texas Rate Agreements can seek different rate treatment for Palo Verde. The removal of Palo Verde from rate base could have a significant negative impact on the Company’s revenues and financial condition. The Company has calculated the performance rewards for the reporting periods ending in 2007 and 2006 to be approximately $0.6 million and $0.4 million, respectively. The 2006 reward was included along with energy costs incurred and fuel revenue billed as part of the Texas Commission’s review during the 2007 fuel reconciliation proceeding as discussed above. Under the performance standards the Company did not earn a performance reward nor incur a penalty for the 2005 reporting period. Performance rewards are not recorded on the Company’s books until the Texas Commission has ordered a final determination in a fuel proceeding or

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

comparable evidence of collectibility is obtained. Performance penalties would be recorded when assessed as probable by the Company.

In a prior fuel reconciliation proceeding (“PUC Docket No. 20450”), the Company agreed to contribute any Palo Verde rewards in its next fuel reconciliation to assist low-income customers in paying their utility bills. In compliance with the Texas Commission’s order, the Company sought and received approval by the El Paso City Council in January 2006 to remit to El Paso approximately $5.8 million in Palo Verde performance reward funds to fund demand side management programs such as weatherization with a focus on programs to assist small business and commercial customers. As of December 31, 2007 $5.6 million, including accrued interest, remains to be paid under these agreements and is recorded as a liability on the Company’s balance sheet.

Deregulation. The Texas Restructuring Law required certain investor-owned electric utilities to separate power generation activities and retail service activities from transmission and distribution activities by January 1, 2002, and on that date, retail competition for generation services was instituted in some parts of Texas. However, the Texas Commission has delayed retail competition in the Company’s Texas service territory by approving a rule which identifies various milestones for the Company to reach before competition can begin. The first milestone calls for the development, approval by the FERC, and commencement of independent operation of a regional transmission organization (RTO) in the area that includes the Company’s service territory, including the development of retail market protocols to facilitate retail competition (see “FERC Regulatory Matters – RTO” below). The complete transition to retail competition would occur upon the completion of the last milestone, which would be the Texas Commission’s final evaluation of the market’s readiness to offer fair competition and reliable service to all retail customers. The Company believes this rule delays retail competition in El Paso indefinitely. There is substantial uncertainty about both the regulatory framework and market conditions that will exist if and when retail competition is implemented in the Company’s service territory, and the Company may incur substantial preparatory, restructuring and other costs that may not ultimately be recoverable. There can be no assurance that deregulation would not adversely affect the future operations, cash flows and financial condition of the Company.

Renewable Energy Requirements. Notwithstanding the Texas Commission’s approval of a rule further delaying competition in the Company’s Texas service territory, the Company became subject to the renewable energy and energy efficiency requirements of the Texas Restructuring Law on January 1, 2006. Under the renewable energy requirements, the Company is required to annually obtain its pro rata share of renewable energy credits as determined by the Program Administrator (the Electric Reliability Council of Texas). The Company’s ultimate obligation to obtain renewable energy credits will not be known until January 31 of the year following the compliance year, and it will have until March 31 to obtain, if necessary, and submit to the Program Administrator, sufficient credits. The Company obtained the required renewable energy credits to meet its expected obligations through 2007.

2007 Energy Efficiency Legislation. New energy efficiency legislation was approved in Texas in June 2007. The new legislation establishes new and increased goals for additional cost-effective energy

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

efficiency for residential and commercial customers equivalent to at least (i) 10% of the annual growth in peak demand for residential and commercial customers by December 31, 2007; (ii) 15% of the annual growth in demand by December 31, 2008; and (iii) 20% of the annual growth in demand by December 31, 2009. Among other things, the new legislation requires the Texas Commission to establish an energy efficiency cost recovery factor for ensuring cost recovery for utility expenditures made to satisfy the energy efficiency goal. The legislation provides that utilities that are unable to establish an energy efficiency cost recovery factor in a timely manner due to a rate freeze will be allowed to defer the costs of complying with the energy efficiency goal and recover such deferred costs at the end of the rate freeze period.

New Mexico Regulatory Matters

2007 New Mexico Stipulation. On July 3, 2007, the NMPRC issued a final order approving a stipulation (“2007 New Mexico Stipulation”) addressing all issues in the 2006 rate filing in Case No. 06-00258-UT. On July 26, 2007, the NMPRC modified its final order to clarify that its approval of the Stipulation did not preclude the NMPRC from examining the Company’s rates upon its own motion at any time prior to the date stipulated for the Company’s next rate filing. The 2007 New Mexico Stipulation provides for a $5.8 million non-fuel base rate increase and a $0.3 million fuel and purchased power decrease relative to test year rates. The 2007 New Mexico Stipulation reflects average natural gas costs of $7.20 per MMBtu for the June 2007 through May 2008 forecast period. Most of the Company’s fuel and purchased power costs during the period of the 2007 New Mexico Stipulation are expected to be recovered through base rates. Any difference between actual fuel and purchased power costs and the amount included in base rates will be recovered or refunded through the Fuel and Purchased Power Cost Adjustment Clause (“FPPCAC”). Rates will continue in effect until changed by the NMPRC after the Company’s next rate case. The 2007 New Mexico Stipulation requires the Company to file its next general rate case no later than May 30, 2009 using a base period of the twelve months ending December 31, 2008. Under NMPRC statutes, new rates would become effective no later than June 2010.

The 2007 New Mexico Stipulation provides for energy from the deregulated Palo Verde Unit 3 to be recovered through fuel and purchased power costs based upon the contract cost of capacity and fuel for power purchased under the existing SPS purchased power contract. The 2007 New Mexico Stipulation eliminates the fixed fuel and purchased power cost of $0.021 per kWh for 10% of New Mexico kWh sales and requires 25% of jurisdictional off-system sales margins to be credited to customers through the FPPCAC. Consistent with the Texas settlement in PUC Docket No. 32289, beginning in July 2010 through June 2015, the Company will credit 90% of the New Mexico jurisdictional portion of off-system sales margins to New Mexico customers through the FPPCAC. No later than two years after implementation, the 2007 New Mexico Stipulation requires the Company to file to continue its FPPCAC according to NMPRC rules, at which time any party may propose to change the price of capacity and related energy from Palo Verde Unit 3 since the SPS purchased power contract will terminate in September 2009. The 2007 New Mexico Stipulation results in final reconciliation of

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

fuel and purchased power costs for the period May 31, 2004 through December 31, 2005. The Company will continue to file annual reconciliation statements for fuel and purchased power costs in accordance with NMPRC rules. The Company filed a reconciliation statement for the period June 1, 2006 through May 31, 2007 on August 31, 2007.

Fuel and Purchased Power Costs. The Company currently recovers fuel and purchased power costs in base rates in an average amount of $0.04288 per kWh and recovers the remaining fuel and purchased power costs through its FPPCAC. See discussion of 2007 New Mexico Stipulation above.

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

Renewables. The New Mexico Renewable Energy Act of 2004 as amended by the 2007 New Mexico legislature requires that, by January 1, 2006, renewable energy comprise no less than 5% of the Company’s total retail sales to New Mexico customers. This requirement has been fixed at 6% until January 1, 2011, when the renewable portfolio standard increases to 10% of the Company’s total retail sales to New Mexico customers. After 2011, the renewable portfolio standard, as a percentage of total retail sales to New Mexico customers, increases to 15% by 2015 and 20% by 2020. The Company has met all requirements to date.

The NMPRC approved the Company’s 2006 annual procurement plan (“Procurement Plan”) in December 2006, including the purchase of renewable energy certificates (“RECs”) and the issuance of a diversity RFP for renewable resources to meet future requirements. In addition, the NMPRC authorized the Company to enter into two 20-year purchased power agreements to purchase energy from an 8 MW low-emissions biomass generating facility and from a 6 kW solar energy generating facility. Both generating facilities would have been located within the Company’s New Mexico service area. The biomass renewable supplier defaulted on its contract obligations. In the Order approving the 2006 Plan, the NMPRC approved recovery of REC costs, without associated energy, through the FPPCAC. The NMPRC’s decision to allow recovery of REC costs, without associated energy, through the FPPCAC was appealed to the New Mexico Supreme Court (the “Court”) by the New Mexico Industrial Energy Consumers. The Court issued a decision on August 28, 2007, ordering that RECs without associated energy could not be recovered through the FPPCAC, but the costs would be recovered through the ratemaking process. The Company filed a request to create a deferral as provided under New Mexico law, with carrying costs, to recover these costs and refunded to customers the previously-collected REC costs recovered through the FPPCAC. NMPRC action to approve the deferral, with carrying costs, is pending.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company filed its 2007 annual Procurement Plan on August 31, 2007. The Company has proposed procurement of Texas RECs to complete its 2008 and 2009 renewable obligations. The Company also requested funding to conduct a proposal process in 2008 to attempt to procure diverse renewable energy resources to meet NMPRC requirements. The Company is seeking a deferral of the costs associated with renewable compliance, including carrying costs. Hearings were held on November 29, 2007. The Hearing Examiner issued the Recommended Decision on December 5, 2007 recommending that the Company’s request to replace the biomass project with Texas RECs be rejected and that the Company include a plan to replace these RECs with New Mexico RECs in its next procurement plan filing. The Company filed exceptions to the Recommended Decision on December 14, 2007. A NMPRC order adopting the Recommended Decision was issued on February 27, 2008.

New Mexico Energy Efficiency Plan Filing. On November 5, 2007, the Company filed its Application for Approval of Energy Efficiency and Load Management Programs. This case has been designated as NMPRC Case No. 07-00411-UT. In this filing, the Company requests approval of a number of energy efficiency programs. The Company also proposed a methodology to address disincentives and barriers to utility-provided energy efficiency and proposed to recover the costs of energy efficiency programs through a cost recovery factor. The hearing is scheduled to begin March 19, 2008. The final order is expected in June 2008.

New Mexico Energy Efficiency Legislation. On February 12, 2008, the New Mexico legislature passed House Bill 305, the Utility Customer Load Management bill. This bill modifies the 2005 Efficient Use of Energy Act and requires that electric utilities provide cost-effective energy efficiency programs that will produce savings of 5% of 2005 total retail kWh sales to New Mexico customers in calendar year 2014 and 10% of 2005 retail kWh sales to New Mexico customers in 2020. This legislation is expected to be signed by the governor.

2007 Long-Term Incentive Plan. On May 18, 2007, the Company filed for NMPRC approval for issuance of common stock for purposes of incentives and compensation. After the filing of supplemental testimony, the Hearing Examiner issued a Recommended Decision in July 2007 recommending that the securities transactions related to issuance of new stock be approved. The NMPRC requested additional supplemental testimony on the reasonableness of executive compensation and the effect on capital structure and rates to be set in the next general rate case. The Company filed supplemental testimony addressing these issues on October 31, 2007. Hearings on this matter were held on November 9, 2007. The Company is awaiting a final decision by the NMPRC.

New Mexico Investigation into Executive Compensation. In December 2007, the NMPRC initiated an investigation into executive compensation of investor-owned gas and electric public utilities. In its order initiating the investigation, the NMPRC required each utility to provide information on compensation of executive officers and directors for the period 1977-2006. The Company has provided the requested information. No further action has been taken by the NMPRC.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Generation CCN Filing. On July 18, 2007, the Company filed its application for issuance of a CCN to construct and operate Newman Unit 5. This case has been designated as NMPRC Case No. 07-00301-UT. The hearing was held on January 24, 2008. The Hearing Examiner issued a Recommended Decision on January 29, 2008 recommending Commission approval of the CCN. Pursuant to a request by the NMPRC, the Commission Staff and the Company provided additional information on February 26, 2008. A final order is expected in April 2008.

Federal Regulatory Matters

Transmission Dispute with Tucson Electric Power Company (“TEP”). In January 2006, the Company filed a complaint with the FERC to interpret the terms of a Power Exchange and Transmission Agreement (the “Transmission Agreement”) entered into with TEP in 1982. TEP filed a complaint with the FERC one day later raising virtually identical issues. TEP claimed that, under the Transmission Agreement, it was entitled to up to 400 MW of firm transmission rights on the Company’s transmission system that would enable it to transmit power from a new generating station (the Luna Energy Facility (“LEF”) located near Deming, New Mexico) to Springerville or Greenlee in Arizona. The Company asserted that TEP’s rights under the Transmission Agreement do not include transmission rights necessary to transmit such power as contemplated by TEP and that TEP must acquire any such rights in the open market from the Company at applicable tariff rates or from other transmission providers. On April 24, 2006, the FERC ruled in the Company’s favor, finding that TEP does not have the transmission rights under the Transmission Agreement to transmit power from the LEF to Arizona. The ruling was based on written evidence presented and without an evidentiary hearing. TEP’s request for a rehearing of the FERC’s decision was granted in part and denied in part in an order issued October 4, 2006. The October 4 order granted a hearing to examine the disputed evidence, and a hearing before an administrative law judge on the dispute was held on May 22 through May 24, 2007 and June 20, 2007.

The initial decision of the administrative law judge was issued September 6, 2007. The Presiding Judge generally found that the Transmission Agreement allows TEP to transmit power from the Deming Plant to Arizona but limits that transmission to 200 MW on any segment of the circuit and to non-firm service on the segment from Luna to Greenlee. The Company and TEP filed briefs on exceptions and replies to briefs on exceptions to the Initial Decision. In its brief on exceptions, TEP argued that it is entitled to a refund of the revenues the Company has received from TEP for transmission service to the Deming Plant during the pendency of these proceedings. In its response, the Company vigorously contested TEP’s request for refunds. The Commission will issue a decision on the merits after review of the Initial Decision and the briefs on exceptions and replies to exceptions. While the Company believes that it will prevail on all points, the Company cannot predict the outcome of this case. During 2006 and 2007, TEP paid the Company $6.6 million for transmission service relating to the LEF. The Company has established a reserve for rate refund for $3.5 million related to this issue. If the FERC were to rule in TEP’s favor, the Company may be required to refund all of the $6.6 million it has received from TEP for transmission service relating to the LEF and may lose the opportunity to

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

receive compensation from TEP for such transmission service in the future. An adverse ruling by the FERC could have a negative effect on the Company’s results of operations.

RTOs. FERC’s rule on RTOs (“Order 2000”) strongly encourages, but does not require, public utilities to form and join RTOs. The Company is an active participant in the development of WestConnect. The Company has entered into a Memorandum of Understanding (“MOU”) with ten other transmission owners that obligates the parties to participate in and commit resources to ongoing joint efforts, including involvement with stakeholders, customers, local, state and federal regulatory personnel, and other Western Grid transmission providers to identify, develop and implement cost-effective wholesale market enhancements on a voluntary, phased-in basis to add value in transmission accessibility, wholesale market efficiency and reliability for wholesale users of the Western Grid. These enhancements may ultimately include formation of an RTO. WestConnect will continue to work with the FERC and two other proposed RTOs in the west to achieve a seamless market structure. The Company comprises approximately 7% of WestConnect and cannot control the terms or timing of its development. WestConnect as an RTO will not be operational for several years.

Department of Energy. The DOE regulates the Company’s exports of power to the CFE in Mexico pursuant to a license granted by the DOE and a presidential permit. The DOE has determined that all such exports over international transmission lines shall be made in accordance with Order No. 888, which established the FERC rules for open access.

The DOE is authorized to assess operators of nuclear generating facilities a share of the costs of decommissioning the DOE’s uranium enrichment facilities and for the ultimate costs of disposal of spent nuclear fuel. See “Note C – Palo Verde – Spent Fuel Storage” for discussion of spent fuel storage and disposal costs.

Nuclear Regulatory Commission. The NRC has jurisdiction over the Company’s licenses for Palo Verde and regulates the operation of nuclear generating stations to protect the health and safety of the public from radiation hazards. The NRC also has the authority to grant license extensions pursuant to the Atomic Energy Act of 1954, as amended.

Sales for Resale

The Company entered into a contract to sell up to 100 MW firm energy and 50 MW of contingent energy to Imperial Irrigation District (“IID”) which began May 1, 2007 and continues through April 30, 2009. The contract also provides for the Company to sell up to 100 MW firm energy and 40 MW of contingent energy beginning May 1, 2009 through April 30, 2010. To ensure that power is available to meet the IID contract demand, the Company entered into a contract effective May 1, 2007 to purchase up to 100 MW of firm energy from CreditSuisse Energy, LLC. This contract provides for up to 100 MW of firm energy to be delivered at Palo Verde through April 30, 2010 and 50 MW of energy

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

delivered at Four Corners in the months of July through September 2007 and May through September for the years 2008 through 2010.

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

C. Utility Plant, Palo Verde and Other Jointly-Owned Utility Plant

The table below presents the balance of each major class of depreciable assets at December 31, 2007 (in thousands):

	Gross Plant	Accumulated Depreciation	Net Plant
Nuclear production	$660,342	$(174,024)	$486,318
Steam and other	279,930	(165,146)	114,784

Total production	940,272	(339,170)	601,102

Transmission	342,332	(217,024)	125,308
Distribution	647,516	(243,008)	404,508
General	91,690	(49,235)	42,455
Intangible	25,863	(9,989)	15,874

Total	$2,047,673	$(858,426)	$1,189,247

Amortization of intangible plant (software) is provided on a straight-line basis over the estimated useful life of the asset (ranging from 3 to 10 years). The amortization expense for intangible plant was $3.3 million, $2.8 million and $1.9 million for 2007, 2006 and 2005, respectively. The table below presents the estimated amortization expense for the next five years (in thousands):

2008	$3,874
2009	3,502
2010	3,235
2011	1,654
2012	719

The Company owns a 15.8% interest in each of the three nuclear generating units and Common Facilities at Palo Verde, in Wintersburg, Arizona. The Palo Verde Participants include the Company and six other utilities: Arizona Public Service Company (“APS”), Southern California Edison Company (“SCE”), Public Service Company of New Mexico (“PNM”), Southern California Public Power

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Authority, Salt River Project Agricultural Improvement and Power District (“SRP”) and the Los Angeles Department of Water and Power.

Other jointly-owned utility plant includes a 7% interest in Units 4 and 5 at Four Corners Generating Station (“Four Corners”) and certain other transmission facilities. A summary of the Company’s investment in jointly-owned utility plant, excluding fuel inventories, at December 31, 2007 and 2006 is as follows (in thousands):

	December 31, 2007		December 31, 2006
	Palo Verde	Other	Palo Verde	Other
Electric plant in service	$660,342	$193,574	$655,679	$190,200
Accumulated depreciation	(174,024)	(147,203)	(154,029)	(140,373)
Construction work in progress	75,035	5,051	33,222	3,181

Total	$561,353	$51,422	$534,872	$53,008

Palo Verde

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

In October 2006, the NRC conducted an inspection of the Palo Verde emergency diesel generators after a Palo Verde Unit 3 emergency diesel generator did not activate during routine

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

inspections in July and September 2006. On February 22, 2007, the NRC issued a “white” finding (low to moderate safety significance) for this matter. Based upon this finding, coupled with a previous NRC “yellow” finding (substantial safety significance) relating to a 2004 matter involving Palo Verde’s safety injection systems, the NRC placed Palo Verde Unit 3 in the “multiple/repetitive degraded cornerstone” column of the NRC’s action matrix which has resulted in an enhanced NRC inspection regimen. This enhanced inspection regimen and resulting corrective actions has resulted in increased operating costs at the plant. Of the 104 commercial nuclear reactors in the United States regulated by the NRC, only Palo Verde Unit 3 was listed in the “multiple/repetitive degraded cornerstone” category as of the end of 2007. The Company is currently unable to predict the impact that the NRC’s increased oversight may have on Palo Verde’s operations and the cost of operations.

Decommissioning. Pursuant to the ANPP Participation Agreement and federal law, the Company must fund its share of the estimated costs to decommission Palo Verde Units 1, 2 and 3, including the Common Facilities, through the term of their respective operating licenses. The Company is required to maintain a minimum accumulation and a minimum funding level in its decommissioning account at the end of each annual reporting period during the life of the plant. The Company has established external trusts with an independent trustee which enable the Company to record a current deduction for federal income tax purposes of a portion of amounts funded. At December 31, 2007, the Company’s decommissioning trust fund had a balance of $130.7 million and the Company was above its minimum funding level. The Company will continue to monitor the status of its decommissioning funds and adjust its deposits, if necessary, to remain at or above its minimum accumulation requirements in the future.

Decommissioning costs are estimated every three years based upon engineering cost studies performed by outside engineers retained by APS. In 2005, the Palo Verde Participants approved the 2004 Palo Verde decommissioning study (“2004 Study”). The 2004 Study estimated that the Company must fund approximately $335.7 million (stated in 2004 dollars) to cover its share of decommissioning costs. Although the 2004 Study was based on the latest available information, there can be no assurance that decommissioning cost estimates will not increase in the future or that regulatory requirements will not change. In addition, until a new low-level radioactive waste repository opens and operates for a number of years, estimates of the cost to dispose of low-level radioactive waste are subject to significant uncertainty. A study of decommissioning costs was performed in 2007 (“2007 Study”). Preliminary results of the 2007 Study indicate a reduction in decommissioning costs from the 2004 Study which, if adopted, will result in lower asset retirement obligations and lower expenses in the future. The 2007 Study is expected to be approved in the second quarter of 2008. See “Spent Fuel Storage” and “Disposal of Low-Level Radioactive Waste” below.

Spent Fuel Storage. The original spent fuel storage facilities at Palo Verde had sufficient capacity to store all fuel discharged from normal operation of all three Palo Verde units through 2003. Alternative on-site storage facilities and casks have been constructed to supplement the original facilities. In March 2003, APS began removing spent fuel from the original facilities as necessary, and placing it in special storage casks which will be stored at the new facilities until accepted by the DOE for

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

permanent disposal. The 2004 Study assumed that costs to store fuel on-site will become the responsibility of the DOE after 2037. APS believes that spent fuel storage or disposal methods will be available to allow each Palo Verde unit to continue to operate through the term of its operating license.

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reactor Vessel Heads. In accordance with applicable NRC requirements, APS conducts regular inspections of reactor vessel heads at Palo Verde Units 1, 2 and 3. In an effort to reduce long-term operating costs at the station related to inspection of the reactor heads, related equipment, and possible repair costs, APS plans to replace reactor vessel heads at Palo Verde. Reactor vessel head replacement is scheduled to occur at Units 1, 2 and 3 in 2010, 2009 and 2009, respectively.

Liability and Insurance Matters. The Palo Verde participants have insurance for public liability resulting from nuclear energy hazards to the full limit of liability under federal law currently at $10.8 billion. This potential liability is covered by primary liability insurance provided by commercial insurance carriers in the amount of $300 million and the balance by an industry-wide retrospective assessment program. If a loss at a nuclear power plant covered by the programs exceeds the accumulated funds in the primary level of protection, the Company could be assessed retrospective premium adjustments on a per incident basis. Under federal law, the maximum assessment per reactor under the program for each nuclear incident is approximately $100.6 million, subject to an annual limit of $15 million. Based upon the Company’s 15.8% interest in the three Palo Verde units, the Company’s maximum potential assessment per incident for all three units is approximately $47.7 million, with an annual payment limitation of approximately $7.1 million.

The Palo Verde Participants maintain “all risk” (including nuclear hazards) insurance for property damage to, and decontamination of, property at Palo Verde in the aggregate amount of $2.75 billion, a substantial portion of which must first be applied to stabilization and decontamination. The Company has also secured insurance against portions of any increased cost of generation or purchased power and business interruption resulting from a sudden and unforeseen outage of any of the three units. The insurance coverage discussed in this and the previous paragraph is subject to certain policy conditions and exclusions. A mutual insurance company whose members are utilities with nuclear facilities issues these policies. If losses at any nuclear facility covered by this mutual insurance company were to exceed the accumulated funds for these insurance programs, the Company could be assessed retrospective premium adjustments of up to $11.5 million for the current policy period.

D. Accounting for Asset Retirement Obligations

The Company complies with SFAS No. 143, “Accounting for Asset Retirement Obligations” which primarily affects the accounting for the decommissioning of the Company’s Palo Verde and Four Corners Stations and the method used to report the decommissioning obligation. The Company records the increase in the ARO due to the passage of time as an operating expense (accretion expense). As the DOE assumes responsibility for the permanent disposal of spent fuel, spent fuel costs have not been included in the ARO calculation. The Company has six external trust funds with an independent trustee which are legally restricted to settling its ARO at Palo Verde. The fair value of the funds at December 31, 2007 is $130.7 million.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the Company’s ARO liability recorded is as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
ARO liability at beginning of year	$73,267	$66,997	$60,388
Liabilities incurred	—	—	2,719	(1)
Liabilities settled	(418)	—	—
Revisions to estimate	—	—	(1,767)
Accretion expense	6,860	6,270	5,657

ARO liability at end of year	$79,709	$73,267	$66,997

(1)	Results from the implementation of FIN 47 (see discussion below).

The Company has transmission and distribution lines which are operated under various property easement agreements. If the easements were to be released, the Company may have a legal obligation to remove the lines; however, the Company has assessed the likelihood of this occurring as remote. The majority of these easements include renewal options which the Company routinely exercises.

The ARO liability for Palo Verde is based upon the estimated cost of decommissioning the plant from the 2004 Palo Verde decommissioning study. See Note C. The ARO liability is calculated by adjusting the estimated decommissioning costs for spent fuel storage and a profit margin and market-risk premium factor. The resulting costs are escalated over the remaining life of the plant and finally discounted using a credit-risk adjusted discount rate. Since the Company assumed an escalation rate of 3.6% and a credit-risk adjusted discount rate of 9.5% in the original calculation of the ARO liability, the ARO liability is less than the Company’s share of the current estimated cost to decommission Palo Verde in 2004 dollars. As Palo Verde approaches the end of its estimated useful life, the difference between the ARO liability and future current cost estimates will narrow over time due to the accretion of the ARO liability.

SFAS No. 143 requires the Company to revise its previously recorded ARO for any changes in estimated cash flows. Any changes that result in an upward revision to estimated cash flows shall be treated as a new liability. Any downward revisions to the estimated cash flows result in a reduction to the previously recorded ARO. Since the 2004 study reflected a downward revision in the estimated cash flows for decommissioning costs from the 2001 study, the Company recorded a $1.8 million reduction to its ARO asset and liability in the third quarter of 2005. Accretion and depreciation expense related to the ARO decreased approximately $0.3 million annually as a result of this adjustment. An updated decommissioning study was performed in 2007 subject to approval of the Palo Verde Participants. Upon approval the ARO asset and liability will be adjusted to reflect the results of the 2007 study.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As discussed in Note A, the Company adopted SFAS No. 123 (revised) effective January 1, 2006. The Company adopted the “modified prospective application method” as provided for in SFAS No. 123 (revised) which provides for compensation expense related to unvested stock awards to be recognized prospectively. Under the modified prospective application method, the cumulative change in

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

compensation expense vested in prior periods is recognized in the period the new accounting standard was adopted.

Stock Options. Stock options have been granted at exercise prices equal to or greater than the market value of the underlying shares at the date of grant. The fair value for these options was estimated at the grant date using the Black-Scholes option pricing model. The options expire ten years from the date of grant unless terminated earlier by the Board of Directors (the “Board”). Stock options have not been granted since 2003.

The following table summarizes the transactions in the Company’s stock options for 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(In thousands)
Options outstanding at December 31, 2006	957,888	$12.45
Options exercised	(384,000)	11.24

Options outstanding at December 31, 2007	573,888	13.26	3.72	$7,063

Exercisable at December 31, 2007	553,888	13.28	3.64	6,807

The Company received approximately $4.3 million in cash for the 384,000 stock options exercised in 2007. During 2007, the Company realized $1.8 million in current tax benefits from the exercise of stock options. The intrinsic value of stock options exercised in 2007, 2006 and 2005 was $5.2 million, $5.6 million and $7.8 million, respectively. The fair value at grant date of options vested during 2007, 2006 and 2005 was $0.8 million, $1.2 million and $1.5 million, respectively. No options were forfeited or expired during 2007.

	Shares	Weighted Average Grant Date Fair Value
Nonvested options at December 31, 2006	140,000	$6.14
Options vested	(120,000)	6.37

Nonvested options at December 31, 2007	20,000	4.82

The Company recorded compensation cost of less than $0.1 million and $0.8 million in 2007 and 2006, respectively, related to the outstanding unvested stock option awards and the tax benefit and capitalized costs related to these compensation costs were less than $0.1 million and $0.3 million, respectively. On January 2, 2008, the remaining 20,000 stock options vested for which compensation expense was recognized by December 31, 2007. There is no remaining unrecognized compensation cost related to stock options. The weighted average aggregate fair value at grant date of these unvested stock options is $0.1 million.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock. The Company has awarded restricted stock under its long-term incentive plans. Restrictions from resale generally lapse and awards vest over periods of one to three years. The market value of vested restricted stock awards is expensed at the time of grant. The market value of the unvested restricted stock at the date of grant is amortized to expense over the restriction period. Compensation cost is not recognized for anticipated forfeitures prior to vesting. On May 18, 2007, the Company entered into an employment separation agreement with Gary Hedrick, the Company’s former chief executive officer. As part of this separation agreement, Mr. Hedrick forfeited 100% of his unvested restricted shares. As a result, the Company revised its estimated forfeiture rates and reduced its compensation costs accordingly.

Approximately $1.7 million, $1.6 million and $1.4 million was charged to expense related to restricted stock awards in 2007, 2006 and 2005, respectively. The deferred tax benefit related to these expenses was $0.7 million, $0.6 million and $0.6 million for 2007, 2006 and 2005, respectively. The Company realized $0.2 million and $0.1 million of current tax benefits from the issuance of restricted stock in 2007 and 2006, respectively. No current tax benefits were realized for the tax deduction from restricted stock issuances in 2005 because the Company was in a tax net operating loss position. Any capitalized costs related to these expenses would be less than $0.1 million for all years.

The aggregate intrinsic value for restricted stock vested during 2007, 2006 and 2005 was $2.0 million, $1.9 million and $1.5 million, respectively. The fair value at grant date for restricted stock vested in 2007, 2006 and 2005 was $1.4 million, $1.6 million and $1.1 million, respectively. The outstanding restricted stock has remaining $1.3 million of unrecognized expense at December 31, 2007 that is expected to be recognized over the weighted average remaining contractual term of the outstanding restricted stock of approximately one year. The aggregate intrinsic value of the 119,403 outstanding restricted shares at December 31, 2007 was $3.1 million.

The following table summarizes the unvested restricted stock transactions for 2007:

	Total Shares	Weighted Average Grant Date Fair Value
Restricted shares outstanding at December 31, 2006	110,854	$19.32
Restricted stock awards	109,318	26.39
Lapsed restrictions and vesting	(77,019)	18.82
Forfeitures	(23,750)	21.33

Restricted shares outstanding at December 31, 2007	119,403	25.71

The weighted average fair values at grant date for restricted stock awarded during 2007, 2006 and 2005 are $26.39, $19.85 and $18.82, respectively.

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

Performance Shares. The Company has granted performance share awards to certain officers under the Company’s existing long-term incentive plans, which provide for issuance of Company stock based on the achievement of certain performance criteria over a three-year period. The payout varies between 0% to 200% of performance shares. On January 1, 2007, 58,650 performance shares were issued at the 150% performance level with a total cost of $0.7 million which had been expensed ratably between 2004 and 2006. The Company realized $0.3 million of current tax benefits from the issuance of performance shares in 2007. The requisite service period for these shares ended December 31, 2006, and the shares had an aggregate intrinsic value of $1.4 million. On January 1, 2008, 2009 and 2010, subject to meeting certain performance criteria, additional performance shares will be awarded. In accordance with SFAS No. 123 (revised), the Company will recognize the related compensation expense by ratably amortizing the grant date fair market value of awards over the requisite service period and the compensation expense will only be adjusted for forfeitures. The actual number of shares issued can range from zero to 292,682 shares.

The fair market value at the date of each separate grant of performance shares was based upon a Monte Carlo simulation. The Monte Carlo simulation reflected the structure of the performance plan which calculates the share payout on performance of the Company relative to a defined peer group over a three-year performance period based upon total return to shareholders. The fair market value was determined as the average payout of one million simulation paths discounted to the grant date using a risk-free interest rate based upon the constant maturity treasury rate yield curve at the grant date. The expected volatility of total return to shareholders is calculated in accordance with the plan’s term structure and includes the volatilities of all members of the defined peer group.

The following table summarizes the outstanding performance share awards at the 100% performance level:

	Number Outstanding	Weighted Average Grant Date Fair Value
Performance shares outstanding at December 31, 2006	174,100	$19.92
Performance share awards	94,480	22.78
Performance shares lapsed and issued	(41,239)	18.46
Performance shares forfeited	(81,000)	20.69

Performance shares outstanding at December 31, 2007	146,341	21.75

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The outstanding performance awards have remaining $1.1 million of unrecognized expense at December 31, 2007 that is expected to be recognized over the weighted average remaining contractual term of the awards of approximately 1.3 years. The aggregate intrinsic value of the 146,341 outstanding awards (based on 100% performance level) at December 31, 2007 was $3.7 million. The weighted average grant date fair value of performance shares awarded during the years 2007, 2006 and 2005 was $22.78, $18.37, and $22.55, respectively. The fair value of performance shares which vested in 2007 and 2006 was $0.7 million and $0.8 million, respectively, with an intrinsic value of $1.0 million and $0.8 million, respectively. No performance shares vested in 2005.

The Company recorded compensation expense related to performance shares of $0.4 million in 2007 and 2006, respectively. The compensation expense for 2007 and 2006 included cumulative adjustments. On May 18, 2007, the Company entered into an employment separation agreement with Gary Hedrick, the Company’s former chief executive officer. As part of this separation agreement, Mr. Hedrick forfeited 100% of his unvested performance shares. As a result, the Company revised its forfeiture rates related to performance shares which resulted in a cumulative adjustment which reduced operating expense by $0.7 million pretax and $0.4 million after-tax. During the first quarter of 2006, the Company recorded a cumulative adjustment to operating expense related to 2004 and 2005 performance stock awards to reflect the implementation of SFAS No. 123 (revised) which reduced expense by $0.7 million pretax and $0.4 million after-tax. Deferred tax expense related to compensation expense in 2007 and 2006 was $0.1 million and less than $0.1 million, respectively.

Prior to implementing SFAS No. 123 (revised) the Company recognized compensation expense for performance share awards by ratably amortizing their fair market value at the end of the reporting period based on the Company’s performance at that time over the performance cycles. The Company recorded compensation expense related to performance share awards of $1.5 million in 2005. The deferred tax related to these expenses was $0.6 million.

Common Stock Repurchase Program

Since the inception of the stock repurchase program in 1999, the Company has repurchased a total of approximately 19.3 million shares of its common stock at an aggregate cost of $269.4 million, including commissions. In September 2006, the Board authorized the repurchase of up to 2.3 million shares of the Company’s outstanding common stock (the “2006 Plan”). During 2006 and 2007, the Company repurchased 4,055,158 shares of common stock under the 2006 Plan and under a previous plan approved by the Board in 2004 (the “2004 Plan”) at an aggregate cost of $93.8 million. As of December 31, 2007, no shares remain available under the 2006 Plan or the 2004 Plan. In November 2007, the Board authorized the repurchase of up to an additional 2 million shares of the Company’s outstanding common stock (the “2007 Plan”). No shares have been repurchased under the 2007 Plan. The Company may in the future make purchases of its common stock pursuant to the 2007 Plan in open market transactions at prevailing prices and may engage in private transactions where appropriate. The repurchased shares will be available for issuance under employee benefit and stock incentive plans, or may be retired.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of Basic and Diluted Earnings Per Share

The reconciliation of basic and diluted earnings per share before extraordinary item and cumulative effect of accounting change is presented below:

	Year Ended December 31, 2007
	Income	Shares	Per Share
	(In thousands)
Basic earnings per share:
Income before extraordinary item and cumulative effect of accounting change	$74,753	45,563,858	$1.64

Effect of dilutive securities:
Unvested restricted stock	—	55,460
Unvested performance awards	—	69,426
Stock options	—	239,734

Diluted earnings per share:
Income before extraordinary item and cumulative effect of accounting change	$74,753	45,928,478	$1.63

	Year Ended December 31, 2006
	Income	Shares	Per Share
	(In thousands)
Basic earnings per share:
Income before extraordinary item and cumulative effect of accounting change	$61,387	47,663,890	$1.29

Effect of dilutive securities:
Unvested restricted stock	—	57,459
Unvested performance awards	—	87,147
Stock options	—	355,571

Diluted earnings per share:

Income before extraordinary item and cumulative effect of accounting change	$61,387	48,164,067	$1.27

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2005
	Income	Shares	Per Share
	(In thousands)
Basic earnings per share:
Income before extraordinary item and cumulative effect of accounting change	$36,615	47,711,894	$0.77

Effect of dilutive securities:
Unvested restricted stock	—	46,284
Unvested performance awards	—	90,295
Stock options	—	459,437

Diluted earnings per share:
Income before extraordinary item and cumulative effect of accounting change	$36,615	48,307,910	$0.76

No options were excluded from the computation of diluted earnings per share because the exercise price was greater than the average market price for the years ended December 31, 2007, 2006 and 2005.

F. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the following components (in thousands):

	Net Unrealized Gains (Losses) on Marketable Securities	Unrecognized Pension and Postretirement Benefit Costs	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2004	$6,355	$(16,908)	$—	$(10,553)
Other comprehensive loss	(2,359)	(6,128)	(22,296)	(30,783)
Income tax benefit	472	2,299	8,398	11,169

Balance at December 31, 2005	4,468	(20,737)	(13,898)	(30,167)
Other comprehensive income	9,466	16,923	263	26,652
Income tax expense	(1,893)	(6,348)	(99)	(8,340)
SFAS No. 158 adoption, net of tax of $3,879	—	(6,461)	—	(6,461)

Balance at December 31, 2006	12,041	(16,623)	(13,734)	(18,316)
Other comprehensive income	4,152	41,256	278	45,686
Income tax expense	(830)	(18,037)	(104)	(18,971)
Adjustment for tax effect of SFAS No. 158	—	5,141	—	5,141

Balance at December 31, 2007	$15,363	$11,737	$(13,560)	$13,540

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

G. Long-Term Debt and Financing Obligations

Outstanding long-term debt and financing obligations are as follows:

	December 31,
	2007	2006
	(In thousands)
Long-Term Debt:
Pollution Control Bonds (1):
2005 Series B refunding bonds, due 2040	$63,500	$63,500
4.80% 2005 Series A refunding bonds, due 2040	59,235	59,235
2005 Series C refunding bonds, due 2040	37,100	37,100
4.00% 2002 Series A refunding bonds, due 2032	33,300	33,300
Senior Notes (2):
Senior Notes, net of discount, due 2035	397,759	397,730

Total long-term debt	590,894	590,865
Financing Obligations:
Nuclear fuel ($18,798 due in 2008) (3)	83,015	46,240

Total long-term debt and financing obligations	673,909	637,105
Current Portion (amount due within one year)	(18,798)	(20,975)

	$655,111	$616,130

(1)	Pollution Control Bonds

The Company has four series of tax exempt Pollution Control Bonds in an aggregate principal amount of approximately $193.1 million. On August 1, 2005, the Company reissued three series of pollution control bonds which were the 2005 Series B bonds for $63.5 million, the 2005 Series A bonds for $59.2 million and the 2005 Series C bonds for $37.1 million. The 2005 Series A $59.2 million bonds which mature in 2040, were reissued with a fixed interest rate of 4.80% and an effective interest rate of 5.27% after considering related insurance and issuance costs. The 2005 Series B $63.5 million and 2005 Series C $37.1 million bonds, which also mature in 2040, were reissued with a variable rate that is repriced weekly, 5.35% and 4.91% at December 31, 2007, respectively. These bonds are insured by FGIC whose bond ratings have recently been downgraded by all the major rating agencies thereby calling into question FGIC’s claims paying ability in the event of default by the Company. As a result, the Company has experienced increased yields and resulting interest expense for the PCBs. Although there has not yet been a failed auction of the PCBs, if one were to occur the Company would be required to pay a default interest rate of 15%. The Company also remarketed the 2002 Series A $33.3 million of pollution control bonds which bear a fixed interest rate of 4.00% until August 1, 2012 which is the date the bonds are due to be remarketed. The effective interest rate for these bonds is 4.70% after considering related insurance and issuance costs. The interest rate will remain at its current fixed interest rate until remarketing in August 2012.

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

(3)	Nuclear Fuel and Working Capital Financing

The Company has available a $200 million credit facility for a five-year term ending April 2011. The credit facility was expanded under terms of the facility from $150 million to $200 million in July 2007 due to increased volatility in the nuclear fuel market. The credit facility provides for up to $120 million for the financing of nuclear fuel, which is accomplished through a trust that borrows under the facility to acquire and process the nuclear fuel. The Company is obligated to repay the trust’s borrowings with interest. In the Company’s financial statements, the assets and liabilities of the trust are reported as assets and liabilities of the Company. Any amounts not borrowed by the trust may be borrowed by the Company for working capital needs. The weighted average interest rate on the credit facility was 5.59% as of December 31, 2007.

The $200 million credit facility requires compliance with certain total debt and interest coverage ratios. The Company was in compliance with these requirements throughout 2007. No amounts are currently outstanding on this facility for working capital needs.

As of December 31, 2007, the scheduled maturities for the next five years of long-term debt and financing obligations are as follows (in thousands):

2008	$—
2009	—
2010	—
2011	—
2012	33,300

The table above does not reflect future obligations and maturities related to nuclear fuel financing obligations.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

H. Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2007 and 2006 are presented below (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Alternative minimum tax credit carryforward	$42,495	$50,172
Pensions and benefits	40,860	53,962
Asset retirement obligation	27,898	25,644
Other	19,244	20,094

Total gross deferred tax assets	130,497	149,872

Deferred tax liabilities:
Plant, principally due to depreciation and basis differences	(240,721)	(232,905)
Decommissioning	(33,896)	(31,118)
Deferred fuel	(9,694)	(16,554)
Other	(15,049)	(13,167)

Total gross deferred tax liabilities	(299,360)	(293,744)

Net accumulated deferred income taxes	$(168,863)	$(143,872)

Based on the average annual book income before taxes for the prior three years, excluding the effects of extraordinary and unusual or infrequent items, the Company believes that the net deferred tax assets will be fully realized at current levels of book and taxable income.

The Company recognized income taxes as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
Income tax expense:
Federal:
Current	$19,579	$7,973	$(4,909)
Deferred	10,499	27,496	23,046

Total federal income tax	30,078	35,469	18,137

State:
Current	4,496	1,007	(1,788)
Deferred	(107)	(6,845)	1,583

Total state income tax	4,389	(5,838)	(205)

Total income tax expense	34,467	29,631	17,932

Tax expense classified as extraordinary gain on re-application of SFAS No. 71	—	(3,565)	—
Tax benefit (expense) classified as cumulative effect of accounting change	—	—	657

Total income tax expense before extraordinary item and cumulative effect of accounting change	$34,467	$26,066	$18,589

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The current federal income tax expense for 2007 results primarily from increased pretax income and certain permanent differences. The current federal income tax expense for 2006 results primarily from the accrual of alternative minimum tax (“AMT”). The current income tax expense for 2005 results primarily from a reversal of AMT for prior years as a result of increased tax deductions due to several method changes primarily related to tax depreciation and repair allowances. Deferred federal income tax for 2007 includes an offsetting AMT benefit of $7.1 million. Deferred federal income tax includes an offsetting AMT expense of $8.4 million and $6.7 million for 2006 and 2005 respectively. The reduction in deferred state income taxes in 2006 is a result of legislation approved in Texas revamping the state franchise (income) tax. The tax legislation changes the franchise tax from a tax based upon either taxable capital or taxable income to a 1% tax on taxable margins. The revised franchise tax is effective for tax payments in 2008 based upon 2007 taxable margin. The Company’s taxable margin is based upon revenues taxable for federal income tax purposes less cost of goods sold which includes all costs of producing electricity, but does not include post-production costs. Even with the lower tax rate, the expansion of the tax base resulted in higher franchise tax expense beginning in 2007.

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax provisions differ from amounts computed by applying the statutory federal income tax rate of 35% to book income before federal income tax as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
Federal income tax expense computed on income at statutory rate	$38,227	$33,938	$18,709
Difference due to:
State taxes, net of federal benefit	2,852	2,184	(133)
Deferred tax adjustment for change in Texas franchise (income) tax	—	(6,174)	—
Allowance for equity funds used during construction	(2,398)	—	—
Permanent tax differences	(4,091)	(1,670)	323
Other	(123)	1,353	(967)

Total income tax expense	34,467	29,631	17,932
Tax expense classified as extraordinary gain on re-application of SFAS No. 71	—	(3,565)	—
Tax benefit (expense) classified as cumulative effect of accounting change	—	—	657

Total income tax expense before extraordinary item and cumulative effect of accounting change	$34,467	$26,066	$18,589

Effective income tax rate	31.6%	31.0%	33.5%

As of December 31, 2007, the Company had $42.5 million of AMT credit carryforwards that have an unlimited life.

The Company files income tax returns in the U.S. federal jurisdiction and in the states of Texas, New Mexico and Arizona. The Company is no longer subject to tax examination by the taxing authorities in the federal or state jurisdictions for years prior to 1998. The Company’s federal tax returns for the years 1999 through 2004 have been examined by the IRS. The Company is currently under audit for 2005. On June 12, 2007, the Company received the IRS notice of proposed deficiency for the tax years 1999 through 2004. A previous IRS notice of proposed deficiency had been received for the years 1999 through 2002 in 2004. The primary audit adjustments proposed by the IRS related to (i) whether the Company was entitled to currently deduct payments related to the repair of the Palo Verde Unit 2 steam generators or whether these payments should be capitalized and depreciated and (ii) whether the Company was entitled to currently deduct payments related to the dry cask storage facilities for spent nuclear fuel or whether these payments should be capitalized and depreciated. A tax deficiency was also received proposing to include in taxable income capital costs paid by third parties for construction of a switchyard. The third parties have indemnified the Company against any tax liability associated with the switchyard. The proposed IRS adjustments would affect the timing of these deductions not their ultimate deductibility for federal tax purposes. The Company protested the audit adjustments through

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

administrative appeals. The Company believes that its treatment of the payments is supported by substantial legal authority.

A deficiency notice relating to the Company’s 1998 through 2003 income tax returns in Arizona contests a pollution control credit and the payroll apportionment factor. The Company is contesting these adjustments.

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the implementation of FIN 48, the Company recognized a $1.9 million decrease in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007, balance of retained earnings. A reconciliation of the December 31, 2006 and December 31, 2007 amount of unrecognized tax benefits is as follows:

Year Ended December 31, 2007
(In millions)
Balance at December 31, 2006	$6.8
Additions based on tax positions related to the current year	2.0
Additions for tax positions of prior years	0.1
Reductions for tax positions of prior years	(0.4)

Balance at December 31, 2007	$8.5

The Company has determined that the ultimate deductibility of the federal tax positions as of December 31, 2007 are “highly certain”, as such term is defined in FIN 48, but the timing of such deductibility is uncertain. Because of the impact of deferred tax accounting, the disallowance of the shorter deductibility period does not change the amount of tax expense other than associated interest and penalties. However, the timing of cash payments to the federal taxing authority would be affected. An unrecognized tax position of $0.2 million associated with state income taxes has been recognized as a reduction in income tax expense.

The Company recognizes in tax expense interest and penalties related to tax benefits that have not been recognized. During the years ended December 31, 2007 and December 31, 2006, the Company recognized approximately $0.7 million and $0.1 million, respectively, in interest. The Company had approximately $2.5 million and $3.6 million for the payment of interest and penalties accrued at December 31, 2007 and December 31, 2006, respectively.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I. Commitments, Contingencies and Uncertainties

Federal Regulatory Matters

Transmission Dispute with Tucson Electric Power Company (“TEP”). In January 2006, the Company filed a complaint with the FERC to interpret the terms of a Power Exchange and Transmission Agreement (the “Transmission Agreement”) entered into with TEP in 1982. TEP filed a complaint with the FERC one day later raising virtually identical issues. TEP claimed that, under the Transmission Agreement, it was entitled to up to 400 MW of firm transmission rights on the Company’s transmission system that would enable it to transmit power from a new generating station (the Luna Energy Facility (“LEF”) located near Deming, New Mexico) to Springerville or Greenlee in Arizona. The Company asserted that TEP’s rights under the Transmission Agreement do not include transmission rights necessary to transmit such power as contemplated by TEP and that TEP must acquire any such rights in the open market from the Company at applicable tariff rates or from other transmission providers. On April 24, 2006, the FERC ruled in the Company’s favor, finding that TEP does not have the transmission rights under the Transmission Agreement to transmit power from the LEF to Arizona. The ruling was based on written evidence presented and without an evidentiary hearing. TEP’s request for a rehearing of the FERC’s decision was granted in part and denied in part in an order issued October 4, 2006. The October 4 order granted a hearing to examine the disputed evidence, and a hearing before an administrative law judge on the dispute was held on May 22 through May 24, 2007 and June 20, 2007.

The initial decision of the administrative law judge was issued September 6, 2007. The Presiding Judge generally found that the Transmission Agreement allows TEP to transmit power from the Deming Plant to Arizona but limits that transmission to 200 MW on any segment of the circuit and to non-firm service on the segment from Luna to Greenlee. The Company and TEP filed briefs on exceptions and replies to briefs on exceptions to the Initial Decision. In its brief on exceptions, TEP argued that it is entitled to a refund of the revenues the Company has received from TEP for transmission service to the Deming Plant during the pendency of these proceedings. In its response, the Company vigorously contested TEP’s request for refunds. The Commission will issue a decision on the merits after review of the Initial Decision and the briefs on exceptions and replies to exceptions. While the Company believes that it will prevail on all points, the Company cannot predict the outcome of this case. During 2006 and 2007, TEP paid the Company $6.6 million for transmission service relating to the LEF. The Company has established a reserve for rate refund for $3.5 million related to this issue. If the FERC were to rule in TEP’s favor, the Company may be required to refund all of the $6.6 million it has received from TEP for transmission service relating to the LEF and may lose the opportunity to receive compensation from TEP for such transmission service in the future. An adverse ruling by the FERC could have a negative effect on the Company’s results of operations.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Power Contracts

The Company had entered into the following significant agreements with various counterparties for forward firm purchases and sales of electricity:

Type of Contract	Quantity	Term
Power Purchase and Sale Agreement	100 MW	2006 through 2021
Purchase Capacity	133 MW	2006 through September 2009
Purchase On-peak Energy	100 MW	2008
Sale On-peak Energy	100 MW	2008
Power Sale Agreement	100 MW	May 2007 through April 2010
Power Purchase Agreement	100 MW	May 2007 through April 2010

In addition to the above transactions, the Company has also entered into several agreements with various counterparties for the forward firm purchases and sales of electricity during the first quarter of 2008:

Type of Contract	Quantity	Term
Purchase Off-Peak Energy	225 MW	1st Quarter 2008
Sale Off-Peak Energy	225 MW	1st Quarter 2008

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

The Company previously received notice from SPS that SPS had been subject to adverse regulatory action by the Texas Commission regarding transactions under the contract and that SPS wished to exercise its right to terminate the contract early. As a result, on January 29, 2008, the Company and SPS entered into an amendment to the contract and agreed that the contract will terminate on September 30, 2009.

In June 2006, the Company began exchanging up to 100 MW of capacity and associated energy with Phelps Dodge Energy. The contract provides for Phelps Dodge to deliver energy to the Company from its ownership interest in the Luna Energy Facility, an approximate 570 MW natural gas fired combined cycle generation facility located in Luna County, New Mexico and for the Company to deliver

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Another way in which environmental matters may impact the Company’s operations and business is the implementation of the U.S. Environmental Protection Agency’s Clean Air Interstate Rule which, as applied to the Company, may result in a requirement that it substantially reduce emissions of nitrogen oxides from its power plants in Texas and/or purchase allowances representing other parties’ emissions

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reductions starting in 2009. These requirements become more stringent in 2015, and are anticipated to require even further emissions reductions or additional allowance purchases.

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

The Company analyzes the costs of its obligations arising from environmental matters on an ongoing basis and believes it has made adequate provision in its financial statements to meet such obligations. As a result of this analysis, the Company has a provision for environmental remediation obligations of approximately $1.4 million as of December 31, 2007, which amounts are related to compliance with federal and state environmental standards. However, unforeseen expenses associated with environmental compliance or remediation may occur and could have a material adverse effect on the future operations and financial condition of the Company.

The Company incurred the following expenditures to comply with federal environmental statutes (in thousands):

	Years Ended December 31,
	2007	2006	2005
Clean Air Act	$1,808	$1,203	$1,106
Clean Water Act (1)	1,293	2,004	1,708

(1)	Includes a $0.5 million adjustment reducing the estimated costs of remediation at the Rio Grande and Copper generating stations and $1.1 million in remediation costs for the twelve months ended December 31, 2007 and 2005, respectively.

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

On April 4, 2007, the Company submitted its application for a New Source Review Air Quality Permit/Prevention of Significant Deterioration (“PSD”) permit to the TCEQ for the new natural-gas electric generating units to be located at its existing Newman plant site in the City of El Paso (“Newman Unit 5”). The Company expects to receive approval of its PSD application in the second quarter of 2008. Additional environmental permits other than the PSD are not required to begin construction of these new generating units because Newman Unit 5 will be constructed at an existing plant site and other permits are currently in place which will encompass Newman Unit 5.

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MiraSol Warranty Obligations

MiraSol is an energy services subsidiary which offered a variety of services to reduce energy use and/or lower energy costs. MiraSol was not a power marketer. On July 19, 2002, all sales activities of MiraSol ceased. MiraSol remains a going concern in order to satisfy current contracts and warranty and service obligations on previously installed projects. As of December 31, 2007, the Company has a reserve for warranty claims in the amount of approximately $1.0 million. Accruals, charges and balances for the reserve for warranty claims are as follows:

	Years Ended December 31,
	2007	2006	2005
Balance at beginning of year	$1,785	$1,288	$1,305
Accrual of warranty costs	—	500	—
Charges for work performed	—	(3)	(17)
Liabilities settled	(800)	—	—

Balance at end of year	$985	$1,785	$1,288

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

Lease Agreements

The Company has operating leases for administrative offices and certain warehouse facilities. The administrative offices lease has an 11-year term ending May 31, 2018. The fixed minimum lease payments are $1.7 million annually. On February 8, 2008, the Company exercised its right of first refusal in the lease agreement to purchase this office building. All obligations previously incurred relating to this lease were terminated. The warehouse facilities lease expires in December 2009 and has three concurrent renewal options of one year each. The lease payments are $0.3 million annually. The lease agreements do not impose any restrictions relating to issuance of additional debt, payment of dividends or entering into other lease arrangements. The Company has no significant capital lease agreements.

The Company’s total annual rental expense related to operating leases was $2.0 million, $1.7 million and $1.1 million for 2007, 2006 and 2005, respectively. As of December 31, 2007, the Company’s minimum future rental payments for the next five years are as follows (in thousands):

2008	$2,739
2009	2,301
2010	1,830
2011	1,762
2012	1,714

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

On May 5, 2004, Wah Chang, a specialty metals manufacturer which operates a plant in Oregon, filed suit against the Company and other defendants in the United States District Court for the District of Oregon. (Wah Chang v. Avista Corporation, et al., No. 04-619AS). The complaint also makes substantially the same allegations as were made in City of Tacoma and seeks the same types of damages. This matter was transferred to the same court that heard and dismissed the City of Tacoma lawsuit and on February 11, 2005, the Court granted the Company’s motion to dismiss the case. Wah Chang filed notice of appeal with the U.S. Court of Appeals for the Ninth Circuit, and in November 2007, the Ninth Circuit upheld the dismissal of the suit. Wah Chang filed a motion for rehearing of the appeal, and on January 15, 2008, the Ninth Circuit denied Wah Chang’s motion. While the Company believes that this matter is without merit and intends to defend itself vigorously in any further appeal by Wah Chang to the U.S. Supreme Court, the Company is unable to predict the outcome or range of possible loss.

See “Note B” for discussion of the effects of government legislation and regulation on the Company.

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

The obligations and funded status of the plans are presented below (in thousands):

	December 31,
	2007		2006
	Retirement Income Plan	Non-Qualified Retirement Income Plans	Retirement Income Plan	Non-Qualified Retirement Income Plans
Change in projected benefit obligation:
Benefit obligation at end of prior year	$182,222	$22,112	$181,191	$23,523
Service cost	5,455	179	5,466	141
Interest cost	10,794	1,263	9,892	1,236
Actuarial gain	(12,153)	(1,534)	(9,043)	(1,085)
Benefits paid	(6,017)	(1,623)	(5,284)	(1,703)

Benefit obligation at end of year	180,301	20,397	182,222	22,112

Change in plan assets:
Fair value of plan assets at end of prior year	146,425	–	123,492	–
Actual return on plan assets	16,620	–	16,217	–
Employer contribution	12,000	1,623	12,000	1,703
Benefits paid	(6,017)	(1,623)	(5,284)	(1,703)

Fair value of plan assets at end of year	169,028	–	146,425	–

Funded status at end of year	$(11,273)	$(20,397)	$(35,797)	$(22,112)

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts recognized in the Company’s consolidated balance sheets consist of the following (in thousands):

	December 31,
	2007		2006
	Retirement Income Plan	Non-Qualified Retirement Income Plans	Retirement Income Plan	Non-Qualified Retirement Income Plans
Current liabilities	$–	$(1,582)	$–	$(1,649)
Noncurrent liabilities	(11,273)	(18,815)	(35,797)	(20,463)

Total	$(11,273)	$(20,397)	$(35,797)	$(22,112)

The accumulated benefit obligation for all retirement plans was $164.7 million and $172.7 million at December 31, 2007 and 2006, respectively. The accumulated benefit obligation in excess of plan assets is as follows (in thousands):

	December 31,
	2007		2006
	Retirement Income Plan	Non-Qualified Retirement Income Plans	Retirement Income Plan	Non-Qualified Retirement Income Plans
Projected benefit obligation	$(180,301)	$(20,397)	$(182,222)	$(22,112)
Accumulated benefit obligation	(149,308)	(15,352)	(151,569)	(21,101)
Fair value of plan assets	169,028	—	146,425	—

Amounts recognized in accumulated other comprehensive income consist of the following (in thousands):

	Years Ended December 31,
	2007		2006
	Retirement Income Plan	Non-Qualified Retirement Income Plans	Retirement Income Plan	Non-Qualified Retirement Income Plans
Net loss	$24,603	$2,589	$44,000	$4,379
Prior service cost	110	785	132	879

Total	$24,713	$3,374	$44,132	$5,258

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following are the weighted-average actuarial assumptions used to determine the benefit obligations:

	December 31,
	2007			2006
		Non-Qualified			Non-Qualified
	Retirement Income Plan	Retirement Income Plan	Excess Benefit Plan	Retirement Income Plan	Retirement Income Plan	Excess Benefit Plan
Discount rate	6.40%	6.10%	6.40%	5.90%	5.70%	5.90%
Rate of compensation increase	5.00%	N/A	5.00%	5.00%	N/A	5.00%

The components of net periodic benefit cost are presented below (in thousands):

	Years Ended December 31,
	2007		2006		2005
	Retirement Income Plan	Non- Qualified Retirement Income Plans	Retirement Income Plan	Non- Qualified Retirement Income Plans	Retirement Income Plan	Non- Qualified Retirement Income Plans
Service cost	$5,455	$179	$5,466	$141	$5,021	$143
Interest cost	10,794	1,263	9,892	1,236	9,351	1,281
Expected return on plan assets	(12,537)	—	(11,029)	—	(9,426)	—
Amortization of:
Net loss	3,161	257	4,202	299	3,938	291
Prior service cost	21	94	22	94	21	94

Net periodic benefit cost	$6,894	$1,793	$8,553	$1,770	$8,905	$1,809

The changes in benefit obligations recognized in other comprehensive income are presented below (in thousands):

	Years Ended December 31,
	2007		2006		2005
	Retirement Income Plan	Non- Qualified Retirement Income Plans	Retirement Income Plan	Non- Qualified Retirement Income Plans	Retirement Income Plan	Non- Qualified Retirement Income Plans
Net gain	$(16,236)	$(1,533)
Amortization of:
Net loss	(3,161)	(257)
Prior service cost	(21)	(94)
Increase (decrease) in minimum liability included in other comprehensive income before adoption of SFAS No. 158	—	—	$(16,363)	$(560)	$5,757	$371
Increase (decrease) in accumulated other comprehensive income due to adoption of SFAS No. 158	—	—	30,785	1,781	—	—

Total expense (income) recognized in other comprehensive income	$(19,418)	$(1,884)	$14,422	$1,221	$5,757	$371

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total amount recognized in net periodic benefit costs and other comprehensive income are presented below (in thousands):

	Years Ended December 31,
	2007		2006		2005
	Retirement Income Plan	Non- Qualified Retirement Income Plans	Retirement Income Plan	Non- Qualified Retirement Income Plans	Retirement Income Plan	Non- Qualified Retirement Income Plans
Total recognized in net periodic benefit cost and other comprehensive income	$(12,524)	$(91)	$22,975	$2,991	$14,662	$2,180

The following are amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost during 2008 (in thousands):

	Retirement Income Plan	Non-Qualified Retirement Income Plans
Net loss	$660	$55
Prior service cost	21	94

The following are the weighted-average actuarial assumptions used to determine the net periodic benefit cost at December 31:

	2007			2006			2005
		Non-Qualified			Non-Qualified			Non-Qualified
	Retirement Income Plan	Retirement Income Plan	Excess Benefit Plan	Retirement Income Plan	Retirement Income Plan	Excess Benefit Plan	Retirement Income Plan	Retirement Income Plan	Excess Benefit Plan
Discount rate	5.90%	5.70%	5.90%	5.50%	5.50%	5.50%	5.75%	5.75%	5.75%
Expected long-term return on plan assets	8.50%	N/A	N/A	8.50%	N/A	N/A	8.50%	N/A	N/A
Rate of compensation increase	5.00%	N/A	5.00%	5.00%	N/A	5.00%	5.00%	N/A	5.00%

The Company reassesses various actuarial assumptions at least on an annual basis. The discount rate is changed at each measurement date based on prevailing market interest rates inherent in high-quality (AA and better) corporate bonds that would provide the future cash flow needed to pay the benefits included in the benefit obligation as they become due, as well as on publicly available bond indices. The Company changed its discount rate to determine the benefit obligations for the retirement income plan and the excess benefit plan from 5.90% to 6.40% and the non-qualified retirement income

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

plan from 5.70% to 6.10% at December 31, 2007. For determining 2008 benefit costs, the Company changed its discount rate for the retirement income plan and the excess benefit plan from 5.50% to 5.90% and the non-qualified retirement income plan from 5.50% to 5.70%. A 1.0% decrease in the discount rate would increase the 2007 retirement plans’ projected benefit obligation by 14.7%. A 1.0% increase in the discount rate would decrease the 2007 retirement plans’ projected benefit obligation by 12.0%.

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

The Company’s Retirement Plan fund actual and target long-term asset allocations are as follows:

	December 31,
	2007		2006
Asset Category	Actual	Target	Actual	Target
Equity funds	60%	60%	54%	55%
Fixed income	40	35	37	35
Alternative investments	–	5	9	10

Total	100%	100%	100%	100%

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The contributions for the Retirement Plan, as actuarially calculated, are at least the minimum funding amounts required by the IRS. The Company expects to contribute $13.6 million to its retirement plans in 2008, although the Company has no 2008 minimum funding requirements for the Retirement Plan.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

	Retirement Income Plan	Non-Qualified Retirement Income Plans
2008	$6,247	$1,582
2009	6,829	1,563
2010	7,465	1,623
2011	8,178	1,596
2012	9,002	1,574
2013-2017	60,383	9,145

Other Postretirement Benefits

The Company provides certain health care benefits for retired employees and their eligible dependents and life insurance benefits for retired employees only. Substantially all of the Company’s employees may become eligible for those benefits if they retire while working for the Company. Contributions from the Company are based on the funding amounts established in Texas Commission Docket No. 12700. The assets of the plan are invested in equity securities, debt securities, and cash equivalents and are managed by professional investment managers appointed by the Company.

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table contains a reconciliation of the change in the benefit obligation, the fair value of plan assets, and the funded status of the plans (in thousands):

	December 31,
	2007	2006
Change in benefit obligation:
Benefit obligation at end of prior year	$113,933	$112,769
Service cost	3,870	4,584
Interest cost	6,053	5,762
Actuarial gain	(22,801)	(6,863)
Benefits paid	(2,810)	(2,658)
Retiree contributions	367	339

Benefit obligation at end of year	98,612	113,933

Change in plan assets:
Fair value of plan assets at end of prior year	28,498	24,717
Actual return on plan assets	1,750	2,678
Employer contribution	3,422	3,422
Benefits paid	(2,810)	(2,658)
Retiree contributions	367	339

Fair value of plan assets at end of year	31,227	28,498

Funded status	$(67,385)	$(85,435)

Amounts recognized in the Company’s consolidated balance sheets as a non-current liability consist of accrued postretirement costs of $67.4 million and $85.4 million for 2007 and 2006, respectively.

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

Amounts recognized in accumulated other comprehensive income that have not been recognized as a component of net periodic cost in accordance with SFAS No. 158 consist of the following (in thousands):

	Years Ended December 31,
	2007	2006
Net gain	$(23,604)	$(780)
Prior service credit	(18,577)	(21,446)

	$(42,181)	$(22,226)

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following are the weighted-average actuarial assumptions used to determine the accrued postretirement costs:

	2007	2006
Discount rate at end of year	6.50%	5.90%
Trend rates:
Initial	9.50%	9.60%
Ultimate	5.00%	6.00%
Years ultimate reached	10	4

Net periodic benefit cost is made up of the components listed below (in thousands):

	Years Ended December 31,
	2007	2006	2005
Service cost	$3,870	$4,584	$4,749
Interest cost	6,053	5,762	6,667
Expected return on plan assets	(1,695)	(1,478)	(1,382)
Amortization of:
Prior service benefit	(2,869)	(2,869)	(355)
Net gain	(32)	—	—

Net periodic benefit cost	$5,327	$5,999	$9,679

The changes in benefit obligations recognized in accumulated other comprehensive income are presented below (in thousands):

	Years Ended December 31,
	2007	2006
Net gain	$(22,856)
Amortization of:

Prior service benefit	2,869
Net gain	32
Increase (decrease) in accumulated other comprehensive income due to adoption of SFAS No. 158	—	$(22,226)

Total recognized in other comprehensive income	$(19,955)	$(22,226)

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total recognized in net periodic benefit cost and other comprehensive income are presented below (in thousands):

	Years Ended December 31,
	2007	2006	2005

Total recognized in net periodic benefit cost and other comprehensive income	$(14,628)	$(16,227)	$9,679

The following are amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost during 2008 (in thousands):

Prior service benefit	$(2,869)
Net gain	(1,127)

The following are the weighted-average actuarial assumptions used to determine the net periodic benefit cost:

	2007	2006	2005
Discount rate at beginning of year	5.90%	5.50%	5.75%
Expected long-term return on plan assets	5.90%	5.90%	5.90%
Trend rates:
Initial	9.60%	9.60%	9.60%
Ultimate	6.00%	6.00%	6.00%
Years ultimate reached	4	4	4

The Company reassesses various actuarial assumptions at least on an annual basis. The discount rate is evaluated at each measurement date based on prevailing market interest rates inherent in high-quality (AA and better) corporate bonds that would provide the future cash flow needed to pay the benefits included in the benefit obligation as they become due, as well as on publicly available bond indices. At December 31, 2007, the Company changed its discount rate from 5.90% to 6.50% for the other postretirement benefits plan. For determining 2008 benefit cost, the Company changed its discount rate from 5.50% to 5.90%. A 1.0% decrease in the discount rate would increase the 2007 accumulated postretirement benefit obligation by 16.7%. A 1.0% increase in the discount rate would decrease the 2007 accumulated postretirement benefit obligation by 17.5%.

For measurement purposes, a 9.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2008; the rate was assumed to decrease gradually to 5% for 2017 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. The effect of a 1% change in these assumed health care cost

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

trend rates would increase or decrease the benefit obligation by $15.5 million or $12.6 million, respectively. In addition, such a 1% change would increase or decrease the aggregate service and interest cost components of the net periodic benefit cost by $1.9 million or $1.5 million, respectively.

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

	December 31,
	2007		2006
Asset Category	Actual	Target	Actual	Target
Equity funds	70%	65%	62%	60%
Fixed income	30	30	29	30
Alternative investments	—	5	9	10

Total	100%	100%	100%	100%

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

The Company expects to contribute $3.4 million to its other postretirement benefits plan in 2008.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

	Including Medicare Part D Subsidy	Excluding Medicare Part D Subsidy	Reduction due to the Medicare Part D Subsidy
2008	$2,946	$3,220	$(274)
2009	3,355	3,666	(311)
2010	3,877	4,223	(346)
2011	4,434	4,825	(391)
2012	5,030	5,468	(438)
2013-2017	34,602	37,815	(3,213)

401(k) Defined Contribution Plans

The Company sponsors 401(k) defined contribution plans covering substantially all employees. Historically, the Company has provided a 50 percent matching contribution up to 6 percent of the employee’s compensation subject to certain other limits and exclusions. Total matching contributions made to the savings plans for the years 2007, 2006 and 2005 were $1.6 million, $1.5 million and $1.5 million, respectively.

Annual Short-Term Bonus Plan

The Annual Short-Term Bonus Plan (the “Bonus Plan”) provides for the payment of cash awards to eligible Company employees, including each of its named executive officers. Payment of awards is based on the achievement of performance measures reviewed and approved by the Company’s Board of Directors Compensation Committee. Generally, these performance measures are based on meeting certain financial, operational and individual performance criteria. The financial performance goals are based on earnings per share and the operational performance goals are based on safety and customer satisfaction. If a certain level of earnings per share is not attained, no bonuses will be paid under the Bonus Plan. The Company reached the required levels of improvements in the earnings per share, customer satisfaction, safety goals to pay a bonus of $7.0 million, $6.1 million and $3.5 million for 2007, 2006 and 2005, respectively. The Company has renewed the Bonus Plan in 2008 with similar goals.

L. Franchises and Significant Customers

El Paso Franchise

The Company has a franchise agreement with El Paso, the largest city it serves, through July 31, 2030. The franchise agreement includes a franchise fee of 3.25% of revenues and allows the Company to utilize public rights-of-way necessary to serve its retail customers within El Paso.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Las Cruces Franchise

In February 2000, the Company and Las Cruces entered into a seven-year franchise agreement with a franchise fee of 2% of revenues (approximately $1.5 million per year) for the provision of electric distribution service. Las Cruces exercised its right to extend the franchise for an additional two-year term ending April 30, 2009 and waived its option to purchase the Company’s distribution system pursuant to the terms of the February 2000 settlement agreement.

Military Installations

The Company currently serves Holloman Air Force Base (“Holloman”), White Sands Missile Range (“White Sands”) and the United States Army Air Defense Center at Fort Bliss (“Ft. Bliss”). The Company’s sales to the military bases represent approximately 2% of annual operating revenues. The Company signed a contract with Ft. Bliss in December 1998 under which Ft. Bliss will take retail electric service from the Company through December 2008. In May 1999, the Army and the Company entered into a ten-year contract to provide retail electric service to White Sands. In March 2006, the Company signed a contract with Holloman that provides for the Company to provide retail electric service and limited wheeling services to Holloman for a ten-year term which expires in January 2016.

M. Financial Instruments and Investments

SFAS No. 107, “Disclosure about Fair Value of Financial Instruments,” requires the Company to disclose estimated fair values for its financial instruments. The Company has determined that cash and temporary investments, investment in debt securities, accounts receivable, decommissioning trust funds, long-term debt and financing obligations, accounts payable and customer deposits meet the definition of financial instruments. The carrying amounts of cash and temporary investments, accounts receivable, accounts payable and customer deposits approximate fair value because of the short maturity of these items. Decommissioning trust funds are carried at market value.

The fair values of the Company’s long-term debt and financing obligations, including the current portion thereof, are based on estimated market prices for similar issues and are presented below (in thousands):

	December 31,
	2007		2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Pollution Control Bonds	$193,135	$192,820	$193,135	$193,539
Senior Notes	397,759	376,150	397,730	384,920
Nuclear Fuel Financing (1)	83,015	83,015	46,240	46,240

Total	$673,909	$651,985	$637,105	$624,699

(1)	The interest rate on the Company’s financing for nuclear fuel purchases is reset every quarter to reflect current market rates. Consequently, the carrying value approximates fair value.

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

Contracts and Derivative Accounting. The Company uses commodity contracts to manage its exposure to price and availability risks for fuel purchases and power sales and purchases and these contracts generally have the characteristics of derivatives. The Company does not trade or use these instruments with the objective of earning financial gains on the commodity price fluctuations. The Company has determined that all such contracts outstanding at December 31, 2007, except for certain natural gas commodity contracts with optionality features, that had the characteristics of derivatives met the “normal purchases and normal sales” exception provided in SFAS No. 133, and, as such, were not required to be accounted for as derivatives pursuant to SFAS No. 133 and other guidance.

The Company determined that certain of its natural gas commodity contracts with optionality features are not eligible for the normal purchases exception and, therefore, are required to be accounted for as derivative instruments pursuant to SFAS No. 133. However, as of December 31, 2007, the variable, market-based pricing provisions of existing gas contracts are such that these derivative instruments have no significant fair value.

Marketable Securities. The Company’s marketable securities, included in decommissioning trust funds in the balance sheets, are reported at fair value which was $130.7 million and $114.7 million at December 31, 2007 and 2006, respectively. Gross unrealized losses on marketable securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007 and 2006, were as follows (in thousands):

	December 31, 2007
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities:
Federal Agency Mortgage Backed Securities	$944	$(2)	$2,253	$(34)	$3,197	$(36)
Municipal Obligations	3,072	(11)	6,995	(54)	10,067	(65)
Corporate Obligations	1,119	(24)	880	(10)	1,999	(34)

Total debt securities	5,135	(37)	10,128	(98)	15,263	(135)
Common stock	9,031	(1,464)	—	—	9,031	(1,464)

Total temporarily impaired securities	$14,166	$(1,501)	$10,128	$(98)	$24,294	$(1,599)

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2006
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities:
U.S. Treasury Obligations and Direct Obligations of U.S. Government Agencies	$4,223	$(21)	$5,532	$(184)	$9,755	$(205)
Federal Agency Mortgage Backed Securities	250	(2)	590	(30)	840	(32)
Municipal Obligations	12,336	(56)	1,517	(65)	13,853	(121)
Corporate Obligations	612	(7)	841	(27)	1,453	(34)

Total debt securities	17,421	(86)	8,480	(306)	25,901	(392)
Common stock	4,510	(161)	662	(199)	5,172	(360)

Total temporarily impaired securities	$21,931	$(247)	$9,142	$(505)	$31,073	$(752)

The total impaired securities are comprised of approximately 80 investments that are in an unrealized loss position. The Company monitors the length of time the investment trades below its cost basis along with the amount and percentage of the unrealized loss in determining if a decline in fair value of marketable securities below original cost is considered to be other than temporary. In addition, the Company will research the future prospects of individual securities as necessary. As a result of these factors, as well as the Company’s intent and ability to hold these investments until their market price recovers, these investments are not considered other-than-temporarily impaired. The Company will not have a requirement to expend monies held in trust before 2024 or a later period when the Company begins to decommission Palo Verde. For 2007, the Company realized a $0.8 million gain on the sale of investments that were previously considered impaired. During the year ended December 31, 2006, the Company recognized other than temporary impairment losses of marketable securities of $0.5 million. The Company did not recognize any impairment losses for 2007 or 2005.

N. Supplemental Statements of Cash Flows Disclosures

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Cash paid for:
Interest on long-term debt and financing obligations	$34,146	$33,302	$48,407
Income taxes	26,312	5,666	1,195
Non-cash financing activities:
Grants of restricted shares of common stock	3,502	1,529	1,975
Deferred tax benefit on long-term incentive plans	3,993	954	—

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

O. Selected Quarterly Financial Data (Unaudited)

	2007 Quarters				2006 Quarters
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	(In thousands except for share data)
Operating revenues(1)	$211,194	$258,525	$219,291	$188,417	$193,281	$228,949	$211,796	$182,429
Operating income	15,971	60,990	21,451	29,909	19,968	51,055	22,192	22,347
Income before extraordinary item(2)	13,947	36,088	9,599	15,119	9,758	27,076	15,249	9,304
Extraordinary gain on re-application of SFAS No. 71, net of tax	—	—	—	—	6,063	—	—	—
Net income	13,947	36,088	9,599	15,119	15,821	27,076	15,249	9,304
Basic earnings per share:
Income before extraordinary item	0.31	0.79	0.21	0.33	0.21	0.57	0.32	0.19
Extraordinary gain on re-application of SFAS No. 71, net of tax	—	—	—	—	0.13	—	—	—
Net income	0.31	0.79	0.21	0.33	0.34	0.57	0.32	0.19
Diluted earnings per share:
Income before extraordinary item	0.30	0.79	0.21	0.33	0.21	0.56	0.31	0.19
Extraordinary gain on re-application of SFAS No. 71, net of tax	—	—	—	—	0.13	—	—	—
Net income	0.30	0.79	0.21	0.33	0.34	0.56	0.31	0.19

(1)	Operating revenues are seasonal in nature, with the peak sales periods generally occurring during the summer months. Comparisons among quarters of a year may not represent overall trends and changes in operations.
(2)	During the fourth quarter of 2007, net income was positively affected by $4.0 million of deferred income tax adjustments related to earlier quarters and the reversal of a $1.7 million reserve for rate refund upon completion of contract negotiations with a large Texas customer.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures. During the period covered by this report, our chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2007, (the “Evaluation Date”), concluded that as of the Evaluation Date, our disclosure controls and procedures (as required by paragraph (b) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15) were adequate and designed to ensure that material information relating to us and our consolidated subsidiary would be made known to them by others within those entities.

Management’s Annual Report on Internal Control Over Financial Reporting. Included herein under the caption “Management Report on Internal Control Over Financial Reporting” on page 56 of this report.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15, that occurred during the quarter ended December 31, 2007, that materially affected, or that were reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information regarding directors is incorporated herein by reference from our definitive proxy statement for the 2008 Annual Meeting of Shareholders (the “2008 Proxy Statement”) under the heading “Nominee and Directors of the Company.” Information regarding executive officers, included herein under the caption “Executive Officers of the Registrant” in Part I, Item 1 above, is incorporated herein by reference.

The information concerning the identification of our standing audit committee required by this Item is incorporated by reference from the 2008 Proxy Statement under the caption “Committees” under the heading “Directors’ Meetings, Compensation and Committees,” and under the heading “Audit Committee Report.”

The information concerning our audit committee financial experts required by this Item is incorporated by reference from the 2008 Proxy Statement under the caption “Committees” under the heading “Directors’ Meetings, Compensation and Committees.”

The information concerning compliance with Section 16(a) of the Exchange Act required by this Item is incorporated by reference from the 2008 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.”

We have adopted a Code of Ethics that is incorporated by reference from the 2008 Proxy Statement under the caption “Business Conduct Policies” under the heading “Corporate Governance.”

Item 11.	Executive Compensation

Incorporated herein by reference from the 2008 Proxy Statement under the heading “Summary of Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Incorporated herein by reference from the 2008 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management.”

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	573,888	$13.26	1,113,486
Equity compensation plans not approved by security holders	—	—	—

Total	573,888	$13.26	1,113,486

Item 13.	Certain Relationships and Related Transactions

Incorporated herein by reference from the 2008 Proxy Statement under the heading “Certain Relationships and Related Party Transactions.”

Item 14.	Principal Accounting Fees and Services

Incorporated herein by reference from the 2008 Proxy Statement under the heading “Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as a part of this report:

Page
1.	Financial Statements:

	See Index to Financial Statements	57

2.	Financial Statement Schedules:

All schedules are omitted as the required information is not applicable or is included in the financial statements or related notes thereto.

3.	Exhibits

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

10.18

–  Interchange Agreement, executed April 14, 1982, between Comision Federal de Electricidad and the Company. (Exhibit 19.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1991)

10.19

–  Trust Agreement, dated as of February 12, 1996, between the Company and Texas Commerce Bank National Association, as Trustee of the Rio Grande Resources Trust II. (Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

10.20

–  Purchase Contract, dated as of February 12, 1996, between the Company and Texas Commerce Bank National Association, as Trustee of the Rio Grande Resources Trust II. (Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

10.20-01

–  Second Amendment, dated as of July 12, 2007, to the Purchase Contract referred to in Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. (Exhibit 10.09 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

10.21	– Reserved

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

10.25	– Employment Agreement for Helen Knopp, dated April 30, 1999. (Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)

†10.26	– Amended and Restated Change in Control Agreement between the Company and certain key officers of the Company. (Exhibit 9.1 to the Company’s Form 8-K as of March 20, 2007)

10.27	– Reserved

INDEX TO EXHIBITS

Exhibit Number	Title

††10.28	– Form of Stock Option Agreement between the Company and certain key officers of the Company. (Exhibit 99.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

†††10.29

–  Form of Directors’ Restricted Stock Award Agreement between the Company and certain directors of the Company. (Exhibit 10.07 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

††††10.30	– Form of Directors’ Stock Option Agreement between the Company and certain directors of the Company. (Exhibit 99.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)

10.31	– El Paso Electric Company 1999 Long-Term Incentive Plan. (Exhibit 4.1 to Registration Statement No. 333-82129 on Form S-8)

10.32	– Settlement Agreement, dated as of February 24, 2000, with the City of Las Cruces. (Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)

10.33	– Franchise Agreement, dated April 3, 2000, between the Company and the City of Las Cruces. (Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)

10.34	– Employment Agreement for Hector Puente, dated April 23, 2001. (Exhibit 10.07 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

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

10.36-01	– First Amended and Restated Interconnection Agreement, dated October 9, 2003, to Exhibit 10.36. (Exhibit 10.52.01 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.37	– Reserved

INDEX TO EXHIBITS

Exhibit Number	Title

10.38

–  Credit agreement dated as of April 11, 2006, among the Company, JPMorgan Chase Bank, N.A., not in its individual capacity, but solely in its capacity as trustee of the Rio Grande Resources Trust II, the lenders party hereto, JPMorgan Chase Bank, N.A., as administrative agent and issuing bank and Union Bank of California, N.A., as syndication agent. (Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

10.38-01

–  Incremental Facility Assumption Agreement, dated as of July 12, 2007, related to the Credit Agreement referred to in Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. (Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

10.39

–  Eight Treasury Rate Lock agreements between the Company and Credit Suisse First Boston International. (Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)

†††††10.40

–  Master Power Purchase and Sale Agreement and Transaction Agreement, dated as of July 7, 2004, between the Company and Southwestern Public Service Company. (Exhibit 10.03 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)

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

†††††10.44

–  Confirmation of Power Purchase Transaction, dated April 18, 2007, between the Company and Credit Suisse Energy LLC. (Exhibit 10.03 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

†††††10.45

–  Confirmation of Power Sales Transaction, dated April 18, 2007, between the Company and Imperial Irrigation District. (Exhibit 10.04 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

10.46	– Employment Agreement between the Company and Ershel C. Redd, Jr. (Exhibit 10.1 to the Company’s Form 8-K, dated May 15, 2007)

10.47	– Separation Agreement between the Company and Gary R. Hedrick. (Exhibit 10.2 to the Company’s Form 8-K, dated as of May 15, 2007)

10.48	– El Paso Electric Company 2007 Long-Term Incentive Plan. (Exhibit 10.1 to the Company’s Form 8-K, dated as of May 2, 2007)

INDEX TO EXHIBITS

Exhibit Number	Title

10.49	– Lease, dated as of June 1, 2007, between the Company and 100 North Stanton Tower LLC. (Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

Exhibit 21 – Subsidiaries of the Company:

21.01	– MiraSol Energy Services, Inc., a Delaware corporation

Exhibit 23 – Consent of Experts:

*23.01	– Consent of KPMG LLP (set forth on page 141 of this report)

Exhibit 24 – Power of Attorney:

*24.01	– Power of Attorney (set forth on page 140 of the Original Form 10-K)

*24.02	– Certified copy of resolution authorizing signatures pursuant to power of attorney

Exhibit 31 and 32 – Certifications:

*31.01	– Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.01	– Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99 – Additional Exhibits:

99.01	– Agreed Order, entered August 30, 1995, by the Public Utility Commission of Texas. (Exhibit 99.31 to Registration Statement No. 33-99744 on Form S-1)

99.02	– Reserved

99.03	– Final Order, entered September 24, 1998, by the New Mexico Public Utility Commission. (Exhibit 99.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)

99.04	– Final Order, entered June 8, 1999, by the Public Utility Commission of Texas. (Exhibit 99.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

99.05	– Final Order, entered January 8, 2002, by the New Mexico Public Utility Commission. (Exhibit 99.05 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

99.06	– News Release, dated as of December 5, 2002, by the El Paso Electric Company announcing settlement with the FERC Trial Staff. (Exhibit 99.01 to the Company’s Form 8-K, dated as of December 6, 2002)

INDEX TO EXHIBITS

Exhibit Number	Title

99.07

–  “Stipulated Facts and Remedies,” dated as of December 5, 2002, to be filed by the FERC Trial Staff as part of its written testimony. (Exhibit 99.02 to the Company’s Form 8-K, dated as of December 6, 2002)

*	Filed herewith.

†	Fifteen agreements, substantially identical in all material respects to this exhibit, have been entered into with Gary R. Hedrick; J. Frank Bates; Scott D. Wilson; Steven P. Busser; David G. Carpenter; Robert C. Doyle; Fernando J. Gireud; Hector Gutierrez, Jr.; Helen Knopp; Kerry B. Lore; Hector R. Puente; Andres Ramirez; Gary Sanders; Guillermo Silva, Jr.; and John A. Whitacre; officers of the Company.

††	Two agreements, dated January 3, 1998, identical in all material respects to this Exhibit, have been entered into with J. Frank Bates and Gary R. Hedrick; officers of the Company.

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

In lieu of non-employee director cash compensation, six agreements, dated as of April 1, 2007, July 1, 2007 and October 1, 2007, substantially identical in all material respects to this Exhibit, have been entered into with Kenneth R. Heitz; and Patricia Z. Holland-Branch; directors of the Company.

In lieu of non-employee director cash compensation, eleven agreements, dated as of May 2, 2007, substantially identical in all material respects to this Exhibit, were entered into with J. Robert Brown; James W. Cicconi; George W. Edwards, Jr.; Ramiro Guzman; James W. Harris; Kenneth R. Heitz; Patricia Z. Holland-Branch; Michael K. Parks; Eric B. Siegel; Stephen N. Wertheimer; and Charles A. Yamarone; directors of the Company.

††††	Eight agreements, dated as of May 8, 1997, identical in all material respects to this Exhibit have been entered into with George W. Edwards, Jr.; Ramiro Guzman; James W. Harris; Kenneth R. Heitz; Michael K. Parks; Eric B. Siegel; Stephen N. Wertheimer and Charles A. Yamarone; directors of the Company.

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

†††††	Confidential treatment has been requested and received for the redacted portions of these Exhibits. The copies filed omit the information subject to the confidentiality request. Omissions are designated as “****.” A complete version of these Exhibits has been filed separately with the Securities and Exchange Commission.

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

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each of El Paso Electric Company, a Texas corporation, and the undersigned directors and officers of El Paso Electric Company, hereby constitutes and appoints J. Frank Bates, Scott D. Wilson, and Gary D. Sanders, its, his or her true and lawful attorneys-in-fact and agents, for it, him or her and its, his or her name, place and stead, in any and all capacities, with full power to act alone, to sign this report and any and all amendments to this report, and to file each such amendment to this report, with all exhibits thereto, and any and all documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises, as fully to all intents and purposes as it, he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of February 2008.

EL PASO ELECTRIC COMPANY

By:	/s/ J. FRANK BATES
J. Frank Bates
Interim President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ J. FRANK BATES	Interim President and Chief Executive Officer (Principal Executive Officer)	February 29, 2008
(J. Frank Bates)
/s/ SCOTT D. WILSON	Executive Vice President, Chief Financial and Chief Administrative Officer (Principal Financial Officer )	February 29, 2008
(Scott D. Wilson)

/s/ DAVID G. CARPENTER	Vice President, Corporate Planning and Controller	February 29, 2008
(David G. Carpenter)

/s/ J. ROBERT BROWN	Director	February 29, 2008
(J. Robert Brown)

/s/ JAMES W. CICCONI	Director	February 29, 2008
(James W. Cicconi)

/s/ GEORGE W. EDWARDS, JR.	Director	February 29, 2008
(George W. Edwards, Jr.)

/s/ RAMIRO GUZMAN	Director	February 29, 2008
(Ramiro Guzman)

/s/ JAMES W. HARRIS	Director	February 29, 2008
(James W. Harris)

/s/ GARY R. HEDRICK	Director	February 29, 2008
(Gary R. Hedrick)

/s/ KENNETH R. HEITZ	Director	February 29, 2008
(Kenneth R. Heitz)

/s/ PATRICIA Z. HOLLAND-BRANCH	Director	February 29, 2008
(Patricia Z. Holland-Branch)

/s/ MICHAEL K. PARKS	Director	February 29, 2008
(Michael K. Parks)

/s/ ERIC B. SIEGEL	Director	February 29, 2008
(Eric B. Siegel)

/s/ STEPHEN N. WERTHEIMER	Director	February 29, 2008
(Stephen N. Wertheimer)

/s/ CHARLES A. YAMARONE	Director	February 29, 2008
(Charles A. Yamarone)