Form 10-Q
period 2008-03-31
EL PASO ELECTRIC CO /TX/
filed 2008-05-07
CIK 31978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of April 30, 2008, there were 44,770,472 shares of the Company's no par value common stock outstanding.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

(i)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

ASSETS (In thousands)	March 31, 2008 (Unaudited)	December 31, 2007
Utility plant:
Electric plant in service	$2,108,025	$2,047,673
Less accumulated depreciation and amortization	(865,353)	(858,426)

Net plant in service	1,242,672	1,189,247
Construction work in progress	152,487	185,122
Nuclear fuel; includes fuel in process of $50,135 and $ 47,256, respectively	121,108	113,330
Less accumulated amortization	(33,955)	(37,114)

Net nuclear fuel	87,153	76,216

Net utility plant	1,482,312	1,450,585

Current assets:
Cash and cash equivalents	11,725	4,976
Investment in debt securities	—	20,000
Accounts receivable, principally trade, net of allowance for doubtful accounts of $2,647 and $2,873, respectively	86,804	84,578
Accumulated deferred income taxes	2,283	14,486
Inventories, at cost	34,734	34,234
Undercollection of fuel revenues	29,731	29,156
Prepayments and other	15,737	14,175

Total current assets	181,014	201,605

Deferred charges and other assets:
Decommissioning trust funds	126,442	130,654
Regulatory assets	44,237	42,667
Investment in debt securities	3,471	—
Other	27,234	28,377

Total deferred charges and other assets	201,384	201,698

Total assets	$1,864,710	$1,853,888

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Continued)

CAPITALIZATION AND LIABILITIES (In thousands except for share data)	March 31, 2008 (Unaudited)	December 31, 2007
Capitalization:
Common stock, stated value $1 per share, 100,000,000 shares authorized, 64,455,282 and 64,400,522 shares issued, and 112,271 and 119,403 restricted shares, respectively	$64,568	$64,520
Capital in excess of stated value	292,908	292,614
Retained earnings	580,189	565,701
Accumulated other comprehensive income, net of tax	7,859	13,540

	945,524	936,375
Treasury stock, 19,848,900 and 19,370,266 shares, respectively, at cost	(279,808)	(269,916)

Common stock equity	665,716	666,459
Long-term debt, net of current portion	590,901	590,894
Financing obligations, net of current portion	76,372	64,217

Total capitalization	1,332,989	1,321,570

Current liabilities:
Current portion of long-term debt and financing obligations	19,225	18,798
Short-term borrowing	13,000	—
Accounts payable, principally trade	52,119	58,013
Taxes accrued	21,022	20,500
Interest accrued	10,068	4,347
Other	26,559	24,359

Total current liabilities	141,993	126,017

Deferred credits and other liabilities:
Accumulated deferred income taxes	175,230	183,349
Accrued postretirement benefit liability	68,166	67,385
Asset retirement obligation	73,020	79,709
Accrued pension liability	26,601	30,088
Regulatory liabilities	14,467	14,876
Other	32,244	30,894

Total deferred credits and other liabilities	389,728	406,301

Commitments and contingencies

Total capitalization and liabilities	$1,864,710	$1,853,888

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except for share data)

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2008	2007	2008	2007
Operating revenues	$240,240	$188,417	$929,250	$822,443

Energy expenses:
Fuel	60,931	47,464	264,256	213,264
Purchased and interchanged power	55,358	26,659	155,532	118,092

	116,289	74,123	419,788	331,356

Operating revenues net of energy expenses	123,951	114,294	509,462	491,087

Other operating expenses:
Other operations	46,834	43,641	199,094	191,855
Maintenance	17,496	11,627	62,843	57,769
Depreciation and amortization	18,617	17,051	70,963	68,279
Taxes other than income taxes	11,778	12,066	48,924	50,060

	94,725	84,385	381,824	367,963

Operating income	29,226	29,909	127,638	123,124

Other income (deductions):
Allowance for equity funds used during construction	1,806	1,059	6,455	1,776
Investment and interest income, net	629	2,017	8,217	7,358
Miscellaneous non-operating income	206	182	1,455	1,034
Miscellaneous non-operating deductions	(1,977)	(1,548)	(4,815)	(4,144)

	664	1,710	11,312	6,024

Interest charges (credits):
Interest on long-term debt and financing obligations	10,105	8,946	38,003	35,920
Other interest	212	155	861	1,330
Capitalized interest	(1,295)	(651)	(3,879)	(3,530)
Allowance for borrowed funds used during construction	(862)	(548)	(3,268)	(910)

	8,160	7,902	31,717	32,810

Income before income taxes and extraordinary item	21,730	23,717	107,233	96,338
Income tax expense	7,242	8,598	33,111	29,136

Income before extraordinary item	14,488	15,119	74,122	67,202
Extraordinary gain on re-application of SFAS No. 71, net of tax	—	—	—	6,063

Net income	$14,488	$15,119	$74,122	$73,265

Basic earnings per share:
Income before extraordinary item	$0.32	$0.33	$1.64	$1.42
Extraordinary gain on re-application of SFAS No. 71, net of tax	—	—	—	0.13

Net income	$0.32	$0.33	$1.64	$1.55

Diluted earnings per share:
Income before extraordinary item	$0.32	$0.33	$1.62	$1.41
Extraordinary gain on re-application of SFAS No. 71, net of tax	—	—	—	0.13

Net income	$0.32	$0.33	$1.62	$1.54

Weighted average number of shares outstanding	44,960,949	45,936,574	45,322,303	47,122,663

Weighted average number of shares and dilutive potential shares outstanding	45,263,725	46,373,705	45,653,334	47,608,963

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(Unaudited)

(In thousands)

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2008	2007	2008	2007
Net income	$14,488	$15,119	$74,122	$73,265
Other comprehensive income (loss):
Unrecognized pension and postretirement benefit costs:
Net gain arising during period	—	—	40,625	—
Reclassification adjustments included in net income for amortization of:
Prior service benefit	(700)	(688)	(2,766)	(688)
Net loss	25	760	2,650	760
Minimum pension liability adjustment	—	—	—	16,923
Net unrealized gains (losses) on marketable securities:
Net holding gains (losses) arising during period	(6,814)	(986)	7	6,201
Reclassification adjustments for net (gains) losses included in net income	194	(159)	(1,330)	344
Net losses on cash flow hedges:
Reclassification adjustment for interest expense included in net income	73	68	283	265

Total other comprehensive income (loss) before income taxes	(7,222)	(1,005)	39,469	23,805

Income tax benefit (expense) related to items of other comprehensive income (loss):
Unrecognized pension and postretirement benefit costs	244	(10)	(17,783)	(10)
Minimum pension liability adjustment	—	—	—	(6,348)
Net unrealized gains (losses) on marketable securities	1,324	229	265	(1,309)
Losses on cash flow hedges	(27)	(26)	(105)	(100)

Total income tax benefit (expense)	1,541	193	(17,623)	(7,767)

Other comprehensive income (loss), net of tax	(5,681)	(812)	21,846	16,038

Comprehensive income	$8,807	$14,307	$95,968	$89,303

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$14,488	$15,119
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of electric plant in service	18,617	17,051
Amortization of nuclear fuel	5,274	5,379
Allowance for equity funds used during construction	(1,806)	(1,059)
Deferred income taxes, net	4,281	(12,946)
Other amortization and accretion	3,534	3,338
Loss on sale of assets	6	42
Loss on investment in debt securities	529	—
Other operating activities	876	(28)
Change in:
Accounts receivable	(2,226)	9,902
Inventories	(500)	(652)
Net undercollection of fuel revenues	(2,035)	16,332
Prepayments and other	(1,422)	(2,903)
Accounts payable	(4,737)	(11,335)
Taxes accrued	522	20,111
Interest accrued	5,721	5,665
Other current liabilities	3,661	(454)
Deferred charges and credits	(2,267)	(2,374)

Net cash provided by operating activities	42,516	61,188

Cash flows from investing activities:
Cash additions to utility property, plant and equipment	(43,966)	(25,273)
Cash additions to nuclear fuel	(15,048)	(9,373)
Proceeds from sale of assets	5	88
Capitalized interest:
Utility property, plant and equipment	(2,668)	(1,607)
Nuclear fuel	(1,295)	(651)
Allowance for equity funds used during construction	1,806	1,059
Decommissioning trust funds:
Purchases, including funding of $1.8 and $1.7 million, respectively	(12,416)	(32,120)
Sales and maturities	9,277	29,412
Proceeds from sale of investment in debt securities	16,000	—
Other investing activities	(3,025)	250

Net cash used for investing activities	(51,330)	(38,215)

Cash flows from financing activities:
Proceeds from exercise of stock options	238	3,408
Repurchases of common stock	(9,892)	(14,033)
Financing obligations:
Proceeds	16,016	10,064
Payments	(3,434)	(4,350)
Proceeds from short-term borrowing	13,000	—
Excess tax benefits from long-term incentive plans	214	1,432
Other financing activities	(579)	(626)

Net cash provided by (used for) financing activities	15,563	(4,105)

Net increase in cash and cash equivalents	6,749	18,868
Cash and cash equivalents at beginning of period	4,976	40,101

Cash and cash equivalents at end of period	$11,725	$58,969

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A.	Principles of Preparation

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Annual Report of El Paso Electric Company on Form 10-K for the year ended December 31, 2007 (the "2007 Form 10-K"). Capitalized terms used in this report and not defined herein have the meaning ascribed for such terms in the 2007 Form 10-K. In the opinion of the Company's management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at March 31, 2008 and December 31, 2007; the results of its operations and comprehensive operations for the three and twelve months ended March 31, 2008 and 2007; and its cash flows for the three months ended March 31, 2008 and 2007. The results of operations and comprehensive operations and the cash flows for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full calendar year.

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

Investment in Debt Securities. The Company invested excess cash in auction rate securities with contract maturity dates that extended beyond three months. These securities provided for interest rates to be reset on a short-term basis which historically provided a liquid market to sell the securities to meet cash requirements and have been classified as trading securities by the Company. The auction rate securities had successful auctions through January 2008. However, beginning on February 13, 2008, auctions for $4.0 million of these investments have not been successful, resulting in the inability to liquidate these investments. These investments continue to pay interest. The Company recognized a decrease in the fair value of these securities and reclassified them to deferred charges and other assets as of March 31, 2008. See Note J.

Investments. The Company's marketable securities, included in decommissioning trust funds in the balance sheets, are reported at fair value and consist of cash, equity securities and municipal, federal and corporate bonds in trust funds established for decommissioning of its interest in Palo Verde. Such marketable securities are classified as “available-for-sale” securities and, as such, unrealized gains and losses are included in accumulated other comprehensive income as a separate component of common stock equity. However, if declines in fair value of marketable securities below original cost basis are determined to be other than temporary, then the declines are reported as losses in the consolidated statement of operations and a new cost basis is established for the affected securities at fair value. Gains and losses are determined using the cost of the security based on the specific identification basis. See Note J.

Stock-Based Compensation. The Company has a stock-based long-term incentive plan. SFAS No. 123 (revised) “Accounting for Stock-Based Compensation,” requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with some limited exceptions). Such costs are recognized over the period during which an employee is required to provide service in exchange for the award (the “requisite service period”) which typically is the vesting period. Compensation cost is not recognized for anticipated forfeitures prior to vesting of equity instruments. See Note E.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Revenues. Accounts receivable include accrued unbilled revenues of $14.9 million and $17.9 million at March 31, 2008 and December 31, 2007, respectively. The Company presents sales net of sales taxes in its consolidated statements of operations.

New Accounting Standards. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” The statement defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. The statement was effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 157 for its financial assets and liabilities in the first quarter of 2008. See Note J. In February 2007, the FASB issued FASB Staff Position 157-1 (“FSP 157-1”) and FASB Staff Position 157-2 (“FSP 157-2”). FSP 157-1 amends the scope of SFAS No. 157 to exclude FASB Statement No. 13, “Accounting for Leases” and other accounting standards that address fair value measurements of leases from the provisions of SFAS No. 157. FSP 157-2 delays the effective date of SFAS No. 157 for most nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008 except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141 (revised 2007) applies the acquisition method of accounting to all transactions and other events in which one entity obtains control over one or more businesses and, therefore, improves the comparability of the information about business combinations provided in financial reports. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is not currently a party to any business combination transactions that would be impacted by SFAS No. 141.

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity's derivative and hedging activities and requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. SFAS No. 161 should not have a significant impact on the Company's consolidated financial statements.

Supplemental Cash Flow Disclosures (in thousands)

	Three Months Ended March 31,
	2008	2007
Cash paid for:
Interest on long-term debt and financing obligations	$3,798	$2,929
Other interest	41	—
Income taxes paid (refund)	(575)	1,581
Non-cash financing activities:
Grants of restricted shares of common stock	444	1,217

B.	Regulation

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

Texas Regulatory Matters

Texas Freeze Period. The Company has entered into agreements (“Texas Rate Agreements”) with the City of El Paso, Texas Commission Staff and other parties in Texas that provide for most retail base rates to remain at their current level through June 30, 2010. During the rate freeze period, if the Company's return on equity falls below the bottom of a defined range, the Company has the right to initiate a rate case and seek an adjustment to base rates. If the Company's return on equity exceeds the top of the range, the Company will refund an amount equal to 50% of the Texas jurisdictional pretax return in excess of the ceiling. The range is based upon a risk premium above a twelve month average of comparable credit quality bond yields and at a twelve month average of such bond yields the range would be approximately 8.4% to 12.4%. The Company's return on equity fell within this range in the

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

latest reported period, the twelve months ended December 31, 2007, so neither a rate case filing nor refund obligation was triggered.

Fuel and Purchased Power Costs. Although the Company's base rates are frozen under the Texas Rate Agreements, pursuant to Texas Commission rules and the Texas Rate Agreements, the Company's fuel costs including purchased power energy costs are recoverable from its customers. In January and July of each year, the Company can request adjustments to its fixed fuel factor to more accurately reflect projected energy costs associated with providing electricity, seek recovery of past undercollections of fuel revenues, or refund past overcollections of fuel revenues. All such fuel revenue and expense activities are subject to periodic final review by the Texas Commission in fuel reconciliation proceedings.

On August 31, 2007, the Company filed for authority to reconcile its eligible fuel expenses and revenues for the period of March 1, 2004 through February 28, 2007 (“Reconciliation Period”), which was assigned PUC Docket No. 34695. The Company is seeking to reconcile a total of $548.4 million in eligible fuel, fuel-related, and purchased power expenses to generate and purchase electric energy for its Texas retail customers. At the conclusion of the Reconciliation Period, the Company had a cumulative under-recovery of such expenses of $18.2 million of which $17.6 million was subject to an existing fuel surcharge. The Company is seeking to carry over the cumulative Reconciliation Period fuel under-recovery balance into the subsequent reconciliation period beginning March 2007. The filing of intervenor testimony and the hearing in the fuel reconciliation proceeding have been delayed to allow additional time for settlement discussions. The Administrative Law Judge has issued a revised procedural schedule that provides for hearings to begin on July 16, 2008. A final order is not expected before the end of the third quarter of 2008.

On January 8, 2008, the Company filed a request with the Texas Commission, PUC Docket No. 35204, to surcharge approximately $30.1 million of under-recovered fuel and purchased power costs and interest over a twelve month period beginning in March 2008. The fuel under-recoveries were incurred during the period December 2005 through November 2007. On March 7, 2008, the Company and the other parties to the surcharge request filed a stipulation in this case to permit the Company to collect the entire requested amount. The Texas Commission issued a final order on April 11, 2008 approving the fuel surcharge over a twelve-month period beginning May 2008.

Generation CCN Filing. On July 6, 2007, the Company filed a petition with the Texas Commission, PUC Docket No. 34494, requesting a Certificate of Convenience and Necessity (“CCN”) for two generating facilities. The first such facility is a natural-gas fueled power generating unit to be located at an existing plant site in El Paso. This facility is known as Newman Unit 5. The Newman Unit

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5 project consists of 280 to 290 MW of natural gas-fired combined cycle generating capacity that the Company presently plans to construct in two phases. The first phase includes two 70 MW gas turbines to be installed by the peak of 2009. The second phase converts the unit into a combined cycle combustion turbine with a total capacity of 280 to 290 MW and is expected to be completed by late 2010 or early 2011. The Newman Unit 5 will operate mostly in a baseload manner, but can also be used in a load following manner. It will be the most efficient gas-fired unit on the Company's system when operated in combined cycle mode.

The Company also requested a CCN for two renewable energy wind turbines currently operating at the Hueco Mountains Wind Ranch, the acquisition of which the Texas Commission had previously found to be consistent with the public interest. On December 17, 2007, the parties to PUC Docket No. 34494 filed a Stipulation, signed by all parties, which recommended approval of the Company's requests. On January 31, 2008, the Texas Commission issued an order approving the requested CCNs. The costs of the project have not been approved.

New Mexico Regulatory Matters

2007 New Mexico Stipulation. In July 2007, the NMPRC issued a final order approving a stipulation (“2007 New Mexico Stipulation”) addressing all issues in the 2006 rate filing in Case No. 06-00258-UT. The 2007 New Mexico Stipulation provided for a $5.8 million non-fuel base rate increase, established the amount of fuel included in base rates at $0.04288 per kWh, and modified the Company's Fuel and Purchased Power Adjustment Clause (the “FPPCAC”). Any difference between actual fuel and purchased power costs and the amount included in base rates is recovered or refunded through the FPPCAC. Rates will continue in effect until changed by the NMPRC after the Company's next rate case. The 2007 New Mexico Stipulation requires the Company to file its next general rate case no later than May 30, 2009 using a base period of the twelve months ending December 31, 2008. Under NMPRC statutes, new rates would become effective no later than June 2010.

The 2007 New Mexico Stipulation provides for energy from the deregulated Palo Verde Unit 3 to be recovered through the FPPCAC based upon the contract cost of capacity and energy for power purchased under the existing Southwestern Public Service Company (“SPS”) purchased power contract. The 2007 New Mexico Stipulation eliminates the fixed fuel and purchased power cost of $0.021 per kWh for 10% of New Mexico kWh sales and requires 25% of jurisdictional off-system sales margins to be credited to customers through the FPPCAC until July 2010 when 90% of jurisdictional off-system sales margins will be credited to customers. Under NMPRC rules, the Company must file to continue its FPPCAC by July 2009, at which time any party may propose to change the price of capacity and energy from Palo Verde Unit 3.

Notice of Investigation of Rates. On August 3, 2007, the Company received by mail a “Notice of Investigation of Rates of El Paso Electric Company” from the NMPRC in Case No. 07-00317-UT. On August 21, 2007, the NMPRC requested the Company to file a response to the issues, including the reasonableness of fuel and purchased power costs. On September 7, 2007, the Company filed its response and requested that the NMPRC suspend its investigation and close the docket. No further action has been

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

taken by the Commission. The Company is unable at this time to predict any potential negative financial impact from this docket.

Renewables. The New Mexico Renewable Energy Act of 2004, as amended by the 2007 New Mexico legislature, requires that renewable energy comprise no less than 6% of the Company's total retail sales to New Mexico customers until January 1, 2011, when the renewable portfolio standard increases to 10% of the Company's total retail sales to New Mexico customers. After 2011, the renewable portfolio standard, as a percentage of total retail sales to New Mexico customers, increases to 15% by 2015 and 20% by 2020. The Company has met all requirements to date.

The Company filed its 2007 annual Procurement Plan on August 31, 2007. Due to the default of a biomass energy supplier for New Mexico renewable energy credits (“RECs”) in 2007, the Company proposed procurement of Texas RECs to complete its 2008 and 2009 renewable obligations. The Company also requested funding to conduct a proposal process in 2008 to attempt to procure diverse renewable energy resources to meet NMPRC requirements. The Company is seeking a deferral of the costs associated with renewable compliance, including carrying costs. Hearings were held on November 29, 2007. The hearing examiner issued a recommended decision on December 5, 2007 recommending that the Company's plan be approved except for the request to replace the biomass project with Texas RECs and that the Company include a plan to replace these RECs with New Mexico RECs in its next procurement plan filing. A NMPRC order adopting the recommended decision was issued on February 27, 2008.

New Mexico Energy Efficiency Plan Filing. On November 5, 2007, the Company filed its “Application for Approval of Energy Efficiency and Load Management Programs.” This case has been designated as NMPRC Case No. 07-00411-UT. In this filing, the Company requested approval of a number of energy efficiency programs. The Company also proposed a methodology to address disincentives and barriers to utility-provided energy efficiency and proposed to recover the costs of energy efficiency programs through a cost recovery factor. The NMPRC Staff and the Coalition for Clean Affordable Energy (“CCAE”) filed testimony on March 3, 2008 recommending approval of the proposed energy efficiency programs and cost recovery factor. The NMPRC Staff and CCAE recommended that the Company's proposed recovery of disincentives to energy efficiency not be allowed in this docket. The Company filed rebuttal testimony on March 13, 2008 and a hearing was held on March 19, 2008. A final order is expected in June 2008.

2007 Long-Term Incentive Plan. On May 18, 2007, the Company filed for NMPRC approval for issuance of common stock for purposes of incentives and compensation. After the filing of supplemental testimony, the hearing examiner issued a recommended decision in July 2007 recommending that the securities transactions related to issuance of new stock be approved. The NMPRC requested additional supplemental testimony on the reasonableness of executive compensation and the effect on capital structure and rates to be set in the next general rate case. The Company filed supplemental testimony addressing these issues on October 31, 2007. A hearing on this matter was held on November 9, 2007. The Company received an order from the NMPRC on April 10, 2008 approving the Company's request.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Generation CCN Filing. On July 18, 2007, the Company filed its application for issuance of a CCN to construct and operate Newman Unit 5. This case has been designated as NMPRC Case No. 07-00301-UT. The hearing was held on January 24, 2008. The hearing examiner issued a recommended decision on January 29, 2008 recommending NMPRC approval of the CCN. Pursuant to a request by the NMPRC, the Commission Staff and the Company provided additional information on February 26, 2008. A final order approving the CCN was issued on April 1, 2008.

Pollution Control Bond Refunding. On March 20, 2008, the Company filed an application with the NMPRC requesting authority for long-term securities transactions necessary to refund and reissue certain Pollution Control Refunding Revenue Bonds (the “PCBs”) for purposes of changing interest rate terms. The Company is seeking to refund and reissue the outstanding PCBs issued by Maricopa County, Arizona including the 2005 Series B, $63.5 million, and 2005 Series C, $37.1 million bonds. On April 22, 2008, the NMPRC issued a final order granting the Company the authority to enter into the securities transactions necessary to refund and reissue the Series B and Series C PCBs.

Issuance of New Bonds. On April 15, 2008, the Company filed an application with the NMPRC requesting approval of long-term securities transactions necessary to issue up to $300 million in new bonds for terms varying from no less than 5 years to no more than 30 years. Proceeds from the new bonds, if ultimately issued, would likely be used for the purpose of funding planned capital expenditures, to ensure adequate liquidity and for general corporate purposes. An order is expected in May 2008.

Federal Regulatory Matters

Pollution Control Bond Refunding. On April 4, 2008, the Company filed an application with the FERC requesting authority for long-term securities transactions necessary to refund and reissue certain PCBs for purposes of changing interest rate terms. The Company is seeking to refund and reissue the outstanding PCBs issued by Maricopa County, Arizona including the 2005 Series B, $63.5 million, and 2005 Series C, $37.1 million bonds. The FERC issued an order on May 1, 2008 granting authority for the securities transactions.

Issuance of New Bonds. On April 17, 2008, the Company filed an application with the FERC requesting approval of long-term securities transactions necessary to issue up to $300 million in one or more series of new bonds for terms varying from no less than 5 years to no more than 30 years. Proceeds from the new bonds, if ultimately issued, would likely be used for the purpose of funding planned capital expenditures, to ensure adequate liquidity and for general corporate purposes. An order is expected from the FERC in May 2008.

Sales Contracts. The Company provides firm capacity and associated energy to the Rio Grande Electric Cooperative ("RGEC") pursuant to an ongoing contract which requires a two-year notice to terminate. The Company also provides network integrated transmission service to RGEC pursuant to the

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Company's Open Access Transmission Tariff (“OATT”). In 2006, the Company provided RGEC with a notice of termination. On March 28, 2008, the Company filed with FERC a power sales agreement for full requirements wholesale electric service (the “Agreement”) to sell capacity and energy to RGEC at a cost-based formula rate. The Company requested that the Agreement become effective April 1, 2008 to replace the power sales agreement that expired March 31, 2008. The Agreement includes a formula-based rate that will be updated annually to recover non-fuel generation costs and a fuel adjustment clause designed to recover all eligible fuel and purchased power costs allocable to RGEC. An order is expected by the end of the second quarter of 2008.

C.	Palo Verde

Decommissioning. Decommissioning costs are estimated every three years based upon engineering cost studies performed by outside engineers retained by Arizona Public Service Company (“APS”). On March 26, 2008, the Palo Verde Participants approved the 2007 Palo Verde decommissioning study (the “2007 Study”). The 2007 Study estimated that the Company must fund approximately $324.4 million (stated in 2007 dollars) to cover its share of decommissioning costs which was a reduction in decommissioning costs from the 2004 Palo Verde decommissioning study (the “2004 Study”) and will result in lower asset retirement obligations and lower expenses in the future. Although the 2007 Study was based on the latest available information, there can be no assurance that decommissioning cost estimates will not increase in the future or that regulatory requirements will not change. In addition, until a new low-level radioactive waste repository opens and operates for a number of years, estimates of the cost to dispose of low-level radioactive waste are subject to significant uncertainty. See "Spent Fuel Storage" below.

Spent Fuel Storage. The original spent fuel storage facilities at Palo Verde had sufficient capacity to store all fuel discharged from normal operation of all three Palo Verde units through 2003. Alternative on-site storage facilities and casks have been constructed to supplement the original facilities. In March 2003, APS began removing spent fuel from the original facilities as necessary, and placing it in special storage casks which will be stored at the new facilities until accepted by the DOE for permanent disposal. The 2007 Study assumed that costs to store fuel on-site will become the responsibility of the DOE after 2037. APS believes that spent fuel storage or disposal methods will be available to allow each Palo Verde unit to continue to operate through the term of its operating license.

For a full discussion of spent fuel storage, see Note C of Notes to Consolidated Financial Statements in the 2007 Form 10-K.

D.	Accounting for Asset Retirement Obligations

The Company complies with SFAS No. 143, “Accounting for Asset Retirement Obligations” which primarily affects the accounting for the decommissioning of the Company's Palo Verde and Four Corners Stations and the method used to report the decommissioning obligation. The Company records the increase in the asset retirement obligation (“ARO”) due to the passage of time as an operating expense (accretion expense). As the DOE assumes responsibility for the permanent disposal of spent fuel, spent fuel costs have not been included in the ARO calculation. The Company has six external trust funds with an independent trustee which are legally restricted to settling its ARO at Palo Verde.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As a result of the 2007 Study, the Company reduced the ARO asset and liability relating to Palo Verde by approximately $8.5 million in the first quarter of 2008. See Note C.

E.	Common Stock

Long-Term Incentive Plan

On May 2, 2007, the Company's shareholders approved a stock-based long-term incentive plan (the “2007 Plan”) and authorized the issuance of up to one million additional shares of common stock for the benefit of directors and employees. Under the plan, common stock may be issued through the award or grant of non-statutory stock options, incentive stock options, stock appreciation rights, restricted stock, bonus stock, performance stock, cash-based awards and other stock-based awards. Subject to applicable regulatory approval, the Company may issue new shares, purchase shares on the open market, or issue shares from shares the Company has repurchased to meet the share requirements of these plans. As discussed in Note A, the Company accounts for its stock-based long-term incentive plan under SFAS No. 123 (revised).

The Company periodically awards both restricted stock and performance share awards to certain officers and directors under its existing long-term incentive plan. The fair value of these awards is expensed over the applicable vesting periods. On January 1, 2008, 41,958 performance shares were issued at the 125% performance level with a total cost of $0.8 million which had been expensed ratably between 2005 and 2007. During the first quarter of 2008, 25,096 shares of unvested restricted stock and 63,500 shares of performance shares were awarded to officers and directors with vesting periods between one to three years. The award of performance shares is subject to meeting certain performance criteria. The actual number of performance shares issued can range from zero to 200% of the original grant.

The Company recorded total compensation expense for all stock-based incentive plans of approximately $0.4 million and $0.7 million for the three months ended March 31, 2008 and 2007, respectively. Approximately $1.8 million and $2.7 million was expensed related to all stock-based incentive plans for the twelve months ended March 31, 2008 and 2007, respectively.

Separation Agreement with Ershel Redd

On February 12, 2008, the Company entered into an employment separation agreement with Ershel Redd, the Company's former chief executive officer. In satisfaction of any and all obligations resulting from Mr. Redd's service to the Company, he received a $1.65 million lump sum payment, in addition to two years of Company paid medical benefits. All of Mr. Redd's unvested restricted shares and performance shares awarded were forfeited in accordance with the Company's long-term incentive plan which resulted in a net cumulative adjustment of $0.2 million recorded as a reduction of compensation costs.

Common Stock Repurchase Program

In November 2007, the Board authorized the repurchase of up to 2 million shares of the Company's outstanding common stock (the “2007 Plan”). No shares remain available under previous

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

plans. In the first quarter of 2008, 478,634 shares were repurchased at an aggregate cost of $9.9 million, including commissions, under the 2007 Plan. As of March 31, 2008, the Company had 1,521,366 shares authorized for repurchase under the 2007 Plan. Since the inception of the stock repurchase program in 1999, the Company has repurchased a total of approximately 19.8 million shares of its common stock at an aggregate cost of $279.3 million, including commissions. The Company may in the future make purchases of its common stock pursuant to the 2007 Plan in open market transactions at prevailing prices and may engage in private transactions where appropriate. The repurchased shares will be available for issuance under employee benefit and stock incentive plans, or may be retired.

Reconciliation of Basic and Diluted Earnings Per Share

The reconciliation of basic and diluted earnings per share before extraordinary item is presented below:

	Three Months Ended March 31,
	2008			2007
	Income	Weighted Average Shares	Per Share	Income	Weighted Average Shares	Per Share
	(In thousands)			(In thousands)
Basic earnings per share:
Income before extraordinary item	$14,488	44,960,949	$0.32	$15,119	45,936,574	$0.33

Effect of dilutive securities:
Unvested restricted stock	—	72,666		—	73,499
Unvested performance awards	—	50,561		—	73,237
Stock options	—	179,549		—	290,395

Diluted earnings per share:
Income before extraordinary item	$14,488	45,263,725	$0.32	$15,119	46,373,705	$0.33

	Twelve Months Ended March 31,
	2008			2007
	Income	Weighted Average Shares	Per Share	Income	Weighted Average Shares	Per Share
	(In thousands)			(In thousands)
Basic earnings per share:
Income before extraordinary item	$74,122	45,322,303	$1.64	$67,202	47,122,663	$1.42

Effect of dilutive securities:
Unvested restricted stock	—	55,252		—	64,388
Unvested performance awards	—	63,757		—	83,618
Stock options	—	212,022		—	338,294

Diluted earnings per share:
Income before extraordinary item	$74,122	45,653,334	$1.62	$67,202	47,608,963	$1.41

No options were excluded from the computation of diluted earnings per share in 2008 and 2007.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

F.	Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and in the states of Texas, New Mexico and Arizona. The Company is no longer subject to tax examination by the taxing authorities in the federal or state jurisdictions for years prior to 1998. The Company's federal tax returns for the years 1999 through 2004 have been examined by the IRS. The Company is currently under audit for 2005. On June 12, 2007, the Company received the IRS notice of proposed deficiency for the tax years 1999 through 2004. A previous IRS notice of proposed deficiency had been received for the years 1999 through 2002 in 2004. The primary audit adjustments proposed by the IRS related to (i) whether the Company was entitled to currently deduct payments related to the repair of the Palo Verde Unit 2 steam generators or whether these payments should be capitalized and depreciated and (ii) whether the Company was entitled to currently deduct payments related to the dry cask storage facilities for spent nuclear fuel or whether these payments should be capitalized and depreciated. A tax deficiency was also received proposing to include in taxable income capital costs paid by third parties for construction of a switchyard. The third parties have indemnified the Company against any tax liability associated with the switchyard. The proposed IRS adjustments would affect the timing of these deductions not their ultimate deductibility for federal tax purposes. The Company protested the audit adjustments through administrative appeals, which are ongoing. The Company believes that its treatment of the payments is supported by substantial legal authority.

A deficiency notice relating to the Company's 1998 through 2003 income tax returns in Arizona contests a pollution control credit and the payroll apportionment factor. The Company is contesting these adjustments.

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. A reconciliation of the March 31, 2008 and March 31, 2007 amount of unrecognized tax benefits is as follows (in millions):

	Three Months Ended March 31, 2008
	2008	2007
Balance at beginning of period	$8.5	$6.8
Additions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	(0.3)	—

Balance at end of period	$8.2	$6.8

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has determined that the ultimate deductibility of the federal tax positions as of March 31, 2008 is “highly certain”, as such term is defined in FIN 48, but the timing of such deductibility is uncertain. Because of the impact of deferred tax accounting, the disallowance of the shorter deductibility period for these issues does not change the amount of tax expense other than associated interest and penalties. However, the timing of cash payments to the federal taxing authority would be affected. An unrecognized tax position of $0.2 million and $0.2 million for the twelve months ended March 31, 2008 and 2007, respectively, associated with state income taxes has been recognized as a component of income tax expense.

The Company recognizes in tax expense interest and penalties related to tax benefits that have not been recognized. During the three and twelve month periods ended March 31, 2008 the Company recognized approximately $0.2 million and $0.7 million, respectively, in interest. The Company had approximately $2.3 million for the payment of interest and penalties accrued at March 31, 2008.

G.	Commitments, Contingencies and Uncertainties

For a full discussion of commitments and contingencies, see Note I of Notes to Consolidated Financial Statements in the 2007 Form l0-K. In addition, see Notes B and C above and Notes B and C of Notes to Consolidated Financial Statements in the 2007 Form 10-K regarding matters related to regulation and Palo Verde, including decommissioning, spent fuel storage, disposal of low-level radioactive waste, reactor vessel heads and liability and insurance matters. See Note F for a discussion of tax contingencies and uncertainties.

Power Purchase and Sale Contracts

The Company has not entered into any new financially significant open contracts or power exchange agreements beyond those disclosed in the Company's 2007 Form 10-K.

Power Purchase Contracts. To supplement its own generation and operating reserves, the Company engages in firm and non-firm power purchase arrangements which may vary in duration and amount based on evaluation of the Company's resource needs and the economics of the transactions. In 2004, the Company entered into a 20-year contract, beginning in 2006, for the purchase of up to 133 MW of capacity and associated energy from SPS. The Company received notice from SPS in late 2006 that SPS had been subject to adverse regulatory action by the Texas Commission regarding transactions under the contract and that SPS wished to exercise its right to terminate the contract early. As a result, on January 29, 2008, the Company and SPS entered into an amendment to the contract and the contract will terminate on September 30, 2009.

Sales Contracts. The Company provides firm capacity and associated energy to RGEC pursuant to an ongoing contract which requires a two-year notice to terminate. The Company also provides network integrated transmission service to RGEC pursuant to the Company's OATT. In 2006, the Company provided RGEC with a notice of termination. On March 28, 2008, the Company filed with FERC a power sales agreement for full requirements wholesale electric service (the “Agreement”) to sell

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

capacity and energy to RGEC at a cost-based formula rate. The Company requested that the Agreement become effective April 1, 2008 to replace the power sales agreement that expired March 31, 2008. The Agreement includes a formula-based rate that will be updated annually to recover non-fuel generation costs and a fuel adjustment clause designed to recover all eligible fuel and purchase power costs allocable to RGEC. An order is expected by the end of the second quarter of 2008.

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

These laws and regulations are subject to change and, as a result of those changes, the Company may face additional capital and operating costs to comply. For example, recent developments suggest a growing likelihood of future regulation relating to climate change and greenhouse gas emissions. At the federal level, Congress continues to hold many hearings relating to climate change issues and many bills have been introduced to impose regulation through regulatory schemes including a “cap and trade” program. The United States Supreme Court has found carbon dioxide, one of the principal greenhouse gases, to be a “pollutant” under the Clean Air Act, increasing the possibility that the U.S. Environmental Protection Agency will begin to regulate these emissions even in the absence of further action by Congress. In addition, the State of New Mexico, where the Company operates one facility and has an interest in another facility, has joined with California and several other states in the Western Regional Climate Action Initiative and is pursuing initiatives to reduce greenhouse gas emissions in the state. The Company is monitoring these developments and how regulation may affect it. If the United States or individual states in which the Company operates were to regulate greenhouse gas emissions, the Company's fossil fuel generation assets are likely to face additional costs for monitoring, reporting, controlling, or offsetting these emissions.

Another way in which environmental matters may impact the Company’s operations and business is the implementation of the U.S. Environmental Protection Agency's Clean Air Interstate Rule which, as applied to the Company, may result in a requirement that it substantially reduce emissions of nitrogen oxides from its power plants in Texas and/or purchase allowances representing other parties' emissions reductions starting in 2009. These requirements become more stringent in 2015, and are anticipated to require even further emissions reductions or additional allowance purchases.

The Company takes these regulatory matters seriously and is monitoring these issues so that the Company is best able to effectively adapt to any such changes. Because the Company's generating portfolio has a carbon footprint that compares favorably with other power generating companies, the Company believes such regulations would not impose greater relative burdens on the Company than on

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

most other electric utilities. Environmental regulations like these can change rapidly and those changes are often difficult to predict. While the Company strives to prepare for and implement actions necessary to comply with changing environmental regulations, substantial expenditures may be required for the Company to comply with such regulations in the future and, in some instances, those expenditures may be material. The Company believes it is impossible at present to meaningfully quantify the costs of these potential impacts.

The Company analyzes the costs of its obligations arising from environmental matters on an ongoing basis and believes it has made adequate provision in its financial statements to meet such obligations. As a result of this analysis, the Company has a provision for environmental remediation obligations of approximately $1.4 million as of March 31, 2008, related to compliance with federal and state environmental standards. However, unforeseen expenses associated with environmental compliance or remediation may occur and could have a material adverse effect on the future operations and financial condition of the Company.

The Company incurred the following expenditures during the three and twelve months ended March 31, 2008 and 2007 to comply with federal environmental statutes (in thousands):

	Three Months Ended March 31,			Twelve Months Ended March 31,
	2008		2007	2008		2007
Clean Air Act	$124	(1)	$258	$1,674	(1)	$1,364
Clean Water Act (2)	503		392	1,404		2,222

(1)	Excludes reversals of previously estimated amounts of $(0.3) million.
(2)	Includes $0.5 million in remediation costs for the twelve months ended March 31, 2008.

Along with many other companies, the Company received from the Texas Commission on Environmental Quality (“TCEQ”) a request for information in 2003 in connection with environmental conditions at a facility in San Angelo, Texas that was operated by the San Angelo Electric Service Company (“SESCO”). In November 2005, TCEQ proposed the SESCO site for listing on the registry of Texas state superfund sites and mailed notice to more than five hundred entities, including the Company, indicating that TCEQ considers each of them to be a “potentially responsible party” at the SESCO site. The Company received from the SESCO working group of potentially responsible parties a settlement offer in May 2006 for remediation and other expenses expected to be incurred in connection with the SESCO site. The Company's position is that any liability it may have related to the SESCO site was discharged in the Company’s bankruptcy. At this time, the Company has not agreed to a settlement or to otherwise participate in the cleanup of the SESCO site and is unable to predict the outcome of this matter. While the Company has no reason at present to believe that it will incur material liabilities in connection with the SESCO site, it has accrued $0.3 million for potential costs related to this matter.

On September 26, 2006, the Secretary of the New Mexico Environment Department issued a Compliance Order concerning the Company's Rio Grande Generating Station, located in Dona Ana

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

County, New Mexico. The Compliance Order alleges that, on approximately 650 occasions between May 2000 and September 2005, the Rio Grande Generating Station emitted sulfur dioxide, nitrogen oxides or carbon monoxide in excess of its permitted emission rates and failed to properly report these allegedly excess emissions. The Compliance Order asserts a statutory authority to seek a civil penalty of up to $15,000 per violation for each of the violations alleged. The Company disputes the allegations made and has requested a hearing before the New Mexico Environment Department on the matter. While the Company cannot predict the outcome of this matter, it believes these emissions did not violate applicable legal standards and that penalties, if any, should not involve a material liability.

On April 4, 2007, the Company submitted its application for a New Source Review Air Quality Permit/Prevention of Significant Deterioration (“PSD”) permit to the TCEQ for Newman Unit 5. The Company expects to receive approval of its PSD application in the second quarter of 2008. Additional environmental permits other than the PSD are not required to begin construction of these new generating units because Newman Unit 5 will be constructed at an existing plant site and other permits are currently in place which will encompass the operation of Newman Unit 5.

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

See Note F for a discussion of tax contingencies and uncertainties.

H.	Litigation

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On May 5, 2004, Wah Chang, a specialty metals manufacturer which operates a plant in Oregon, filed suit against the Company and other defendants in the United States District Court for the District of Oregon. (Wah Chang v. Avista Corporation, et al., No. 04-619AS). The complaint makes substantially the same allegations as were made in City of Tacoma v. American Electric Power Service Corp., et al., No. C04-5325RBL and seeks the same types of damages. This matter was transferred to the same court that heard and dismissed the City of Tacoma lawsuit and on February 11, 2005, the Court granted the Company's motion to dismiss the case. Wah Chang filed notice of appeal with the U.S. Court of Appeals for the Ninth Circuit, and in November 2007, the Ninth Circuit upheld the dismissal of the suit. Wah Chang filed a motion for rehearing of the appeal, and on January 15, 2008, the Ninth Circuit denied Wah Chang's motion. No appeal was filed to the U.S. Supreme Court and the Ninth Circuit decision upholding the dismissal is final.

See Note B for discussion of the effects of regulation on the Company.

I.	Employee Benefits

Retirement Plans

The net periodic benefit cost recognized for the three and twelve months ended March 31, 2008 and 2007 is made up of the components listed below as determined using the projected unit credit actuarial cost method (in thousands):

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2008	2007	2008	2007
Components of net periodic benefit cost:
Service cost	$1,325	$1,375	$5,584	$5,556
Interest cost	3,175	2,948	12,284	11,318
Expected return on plan assets	(3,575)	(3,137)	(12,975)	(11,377)
Amortization of:
Net loss	300	760	2,958	4,110
Prior service cost	25	29	111	116

Net periodic benefit cost	$1,250	$1,975	$7,962	$9,723

During the three months ended March 31, 2008, the Company contributed $4.4 million of its projected $13.6 million 2008 annual contribution to its retirement plans.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Postretirement Benefits

The net periodic benefit cost recognized for the three and twelve months ended March 31, 2008 and 2007 is made up of the components listed below (in thousands):

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2008	2007	2008	2007
Components of net periodic benefit cost:
Service cost	$800	$1,207	$3,463	$4,761
Interest cost	1,575	1,658	5,970	5,888
Expected return on plan assets	(450)	(423)	(1,722)	(1,533)
Amortization of:
Prior service benefit	(725)	(717)	(2,877)	(2,892)
Net gain	(275)	—	(307)	—

Net periodic benefit cost	$925	$1,725	$4,527	$6,224

During the three months ended March 31, 2008, the Company contributed $1.1 million of its projected $3.4 million 2008 annual contribution to its postretirement plan.

J.	Financial Instruments and Investments

The Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) during the first quarter of 2008. SFAS No. 157 requires the Company to provide certain quantitative disclosures about the fair value measurements for financial assets and liabilities measured at fair value on a recurring basis. Financial assets carried at fair value include the Company's decommissioning trust funds and investments in debt securities. The Company has no liabilities that are measured at fair value on a recurring basis.

The Company's investment in debt securities (auction rate securities) provided for interest rates to be reset on a short-term basis which historically provided a liquid market to sell the securities to meet cash requirements and have been classified as trading securities by the Company. The auction rate securities had successful auctions through January 2008. However, beginning on February 13, 2008, auctions for $4.0 million of these investments have not been successful, resulting in the inability to liquidate these investments. These investments continue to pay interest. The fair value of these securities as of March 31, 2008 was based upon the average of (i) a discounted cash flow model valuation (income approach), where the expected cash flows of the securities were discounted to the present using a yield that incorporated estimated compensation for illiquidity; and (ii) a market comparables method (market approach), where the securities were valued based on indications from the secondary market, of what discount buyers demand when purchasing auction rate securities.

The securities in the Company’s decommissioning trust funds are classified as available for sale under SFAS No. 115 and are valued using prices and other relevant information generated by market transactions involving identical or comparable securities. SFAS No. 157 identifies this valuation technique as the “market approach” with observable inputs.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair value of the Company's decommissioning trust funds and investments in debt securities, at March 31, 2008, and the level within the three levels of the fair value hierarchy defined by SFAS No. 157 are presented in the table below (in thousands):

Description of Securities	Fair Value as of March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading Securities:
Investments in Debt Securities	$3,471	$—	$—	$3,471

Available for Sale Securities:
Decommissioning Trust Funds:
U.S. Government Bonds	5,526	5,526	—	—
Federal Agency Mortgage Backed Securities	10,927	—	10,927	—
Municipal Bonds	32,410	—	32,410	—
Corporate Asset Backed Obligations	4,373	—	4,373	—

Total Debt Securities	53,236	5,526	47,710	—

Common Stock	59,867	59,867	—	—
Mutual Funds	10,789	10,789	—	—

Total Equity Securities	70,656	70,656	—	—

Cash and Cash Equivalents	2,550	2,550	—	—

Total Decommissioning Trust Funds	$126,442	$78,732	$47,710	$—

The fair value of the investments in debt securities as of March 31, 2008 resulted in a charge to income of $0.5 million and is reflected in the Company’s statement of operations as a reduction to investment and interest income, net. The table below reflects the changes during the period (in thousands):

Three Months Ended March 31, 2008
Balance at beginning of period	$—
Transfers into Level 3 (1)	4,000
Unrealized gain (loss) in fair value recognized in income	(529)

Balance at end of period	$3,471

(1)	Amounts presented as being transferred in are based on the fair value at the beginning of the period.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

El Paso Electric Company:

We have reviewed the condensed consolidated balance sheet of El Paso Electric Company and subsidiary as of March 31, 2008, the related condensed consolidated statements of operations and comprehensive operations for the three-month and twelve-month periods ended March 31, 2008 and 2007, and the related condensed consolidated statements of cash flows for the three-month periods ended March 31, 2008 and 2007. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of El Paso Electric Company and subsidiary as of December 31, 2007, and the related consolidated statements of operations, comprehensive operations, changes in common stock equity, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived. Our report on the consolidated financial statements refers to a change in the Company's accounting for conditional asset retirement obligations in 2005, share-based payments and defined benefit pension and other postretirement plans in 2006, and uncertainty in income taxes in 2007.

KPMG LLP

Houston, Texas

May 6, 2008

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this Item 2 updates, and should be read in conjunction with, the information set forth in Part II, Item 7 of our 2007 Form 10-K.

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

These forward-looking statements involve known and unknown risks that may cause our actual results in future periods to differ materially from those expressed in any forward-looking statement. Factors that would cause or contribute to such differences include, but are not limited to, such things as:

•	our rates in Texas following the end of the Texas Freeze Period ending June 30, 2010,

•	our rates in New Mexico including the impact of the 2007 New Mexico Stipulation,

•	any changes in our New Mexico fuel and purchased power adjustment clause after the 2009 continuation filing,

•	loss of margins on off-system sales due to changes in wholesale power prices or availability of competitive generation resources,

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

These lists are not all-inclusive because it is not possible to predict all factors. A discussion of some of these factors is included in this document under the headings “Risk Factors” and in the 2007 Form 10-K under the headings “Management’s Discussion and Analysis” “-Summary of Critical Accounting Policies and Estimates” and “-Liquidity and Capital Resources.” This report should be read in its entirety. No one section of this report deals with all aspects of the subject matter. Any forward-looking statement speaks only as of the date such statement was made, and we are not obligated to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made except as required by applicable laws or regulations.

Summary of Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented and actual results could differ in future periods from those estimates. Critical accounting policies and estimates are both important to the portrayal of our financial condition and results of operations and require complex, subjective judgments and are more fully described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2007 Form 10-K.

Fair Value of Investments in Debt Securities. Our investment in debt securities (auction rate securities) provided for interest rates to be reset on a short-term basis which historically provided a liquid market to sell the securities to meet cash requirements and we have classified them as trading securities. The auction rate securities had successful auctions through January 2008. However, beginning on February 13, 2008, auctions for $4.0 million of these investments have not been successful resulting in the inability to liquidate these investments. These investments continue to pay interest. The fair value of these securities as of March 31, 2008 was based upon the average of (i) a discounted cash flow model valuation (income approach), where the expected cash flows of the securities were discounted to the present using a yield that incorporated estimated compensation for illiquidity; and (ii) a market comparables method (market approach), where the securities were valued based on indications from the secondary market, of what discount buyers demand when purchasing auction rate securities.

Palo Verde Operations

We own approximately 633 MW (undivided interest) of generating capacity in the three generating units at the Palo Verde nuclear power station. The operation of Palo Verde affects our ability to make off-system sales, impacts our fuel costs to native load customers and represents a significant portion of our non-fuel operating expenses. APS is the operating agent for Palo Verde, and we have limited ability under the ANPP Participation Agreement to influence operations and costs at Palo Verde. Total Palo Verde MWh generation increased 1.1% in the first quarter of 2008 as a result of an increase in the net generating capability at Palo Verde Unit 3 due to the replacement of the steam generators and an extra day of output in February 2008.

Palo Verde operation and maintenance expenses increased $4.4 million in the first quarter of 2008 compared to the first quarter of 2007 primarily due to increased maintenance costs incurred during an ongoing refueling outage at Palo Verde Unit 2 and increased operating costs at all three units in response to an enhanced inspection regimen by the Nuclear Regulatory Commission (“NRC”). The NRC has placed Palo Verde Unit 3 in the “multiple/repetitive degraded cornerstone” column of the NRC’s action matrix which has resulted in an enhanced NRC inspection regimen for the entire plant. On February 15, 2008, the NRC issued Palo Verde the “Revised Palo Verde Nuclear Generating Station Confirmatory Action Letter” which requires that Palo Verde submit a plan to the NRC to remedy the issues identified by the NRC. On March 31, 2008, APS the operator of Palo Verde, issued its response to the NRC in which APS committed to specific tasks, with due dates, to address those issues. The NRC expects Palo Verde to make significant progress correcting the identified issues by September 30, 2008 and Unit 3 will remain in the “multiple/repetitive degraded cornerstone” column of the NRC’s action matrix until all identified issues are resolved. The enhanced inspection regimen and corrective actions has resulted in increased operating costs at the plant. While APS is working to reduce costs for the rest of the year, we are currently unable to predict the impact that the NRC’s increased oversight may have on Palo Verde’s operations and the cost of operations.

Summary

The following is an overview of our results of operations for the three and twelve month periods ended March 31, 2008 and 2007. Income for the three and twelve month periods ended March 31, 2008 and 2007 is shown below:

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2008	2007	2008	2007
Net income before extraordinary item (in thousands)	$14,488	$15,119	$74,122	$67,202
Basic earnings per share before extraordinary item	0.32	0.33	1.64	1.42

The following table and accompanying explanations show the primary factors affecting the after-tax change in income before extraordinary item between the 2008 and 2007 periods presented (in thousands):

	Three Months Ended	Twelve Months Ended
March 31, 2007 net income before extraordinary item	$15,119	$67,202
Change in (net of tax):
Increased (decreased) off-system sales margins	1,829	(1,231)
Deregulated Palo Verde Unit 3 proxy market pricing (a)	1,817	2,880
Increased AFUDC and capitalized interest (b)	1,350	6,384
Increased retail non-fuel base revenues (c)	1,148	9,158
Increased Palo Verde operations and maintenance expense (d)	(2,782)	(9,235)
Decreased (increased) operations and maintenance at coal and gas-fired generating plants	(1,654)	629
Increased (decreased) other income (e)	(1,129)	384
Increased interest on long-term debt (f)	(730)	(1,312)
Other	(480)	(737)

March 31, 2008 net income before extraordinary item	$14,488	$74,122

(a)	Higher proxy market prices for deregulated Palo Verde Unit 3 power sold to retail customers.
(b)	AFUDC (allowance for funds used during construction) and capitalized interest increased in 2008 due to increased construction work in progress subject to AFUDC and increased nuclear fuel balances subject to capitalized interest in 2008.
(c)	Non-fuel retail base revenues exclude fuel recovered through New Mexico base rates. Non-fuel retail base revenues increased in the three months ended March 31, 2008 compared to the same period last year primarily due to a 4.1% increase in kWh sales to small commercial and industrial customers reflecting growth in the average number of small commercial and industrial customers served.
(d)	Palo Verde non-fuel operations and maintenance expense increased in 2008 when compared to the same periods last year due to the timing of maintenance at Palo Verde Unit 2 and increased operating costs at all three units. The Palo Verde spring 2008 refueling outage for Unit 2 began in March 2008 while the corresponding spring 2007 refueling outage for Unit 1 did not begin until May 2007.
(e)	Other income decreased due to a decrease in the fair value of our investments in auction rate securities and impairments of equity investments in our decommissioning trust funds and an increase in non-operating expenses.
(f)	Interest on long-term debt increased primarily due to increased interest rates on our variable rate pollution control bonds.

Historical Results of Operations

The following discussion includes detailed descriptions of factors affecting individual line items in the results of operations. The amounts presented below are presented on a pre-tax basis.

Operating revenues

We realize revenue from the sale of electricity to retail customers at regulated rates and the sale of energy in the wholesale power market generally at market based prices. Sales for resale (which are wholesale sales within our service territory) accounted for less than 1% of revenues. Off-system sales are wholesale sales into markets outside our service territory. Off-system sales are primarily made in off-peak periods when we have competitive generation capacity available after meeting our regulated service obligations. Under the terms of our rate agreements in Texas and New Mexico, we share 25% of our off-system sales margins with customers in Texas and New Mexico (effective July 1, 2005 and July 1, 2007, respectively). In July 2010, off-system sales margins shared with customers increases to 90%. We also currently share 25% of transmission wheeling revenues in Texas. (See Note B of the Notes to Consolidated Financial Statements).

Revenues from the sale of electricity include fuel costs, which are recovered from our customers through fuel adjustment mechanisms in Texas and New Mexico and a portion through base rates in New Mexico. We record deferred fuel revenues for the difference between actual fuel costs and fuel revenues until such amounts are collected from or refunded to customers. “Non-fuel base revenues” refers to our revenues from the sale of electricity excluding such fuel costs.

Retail non-fuel base revenue percentages by customer class are presented below:

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2008	2007	2008	2007
Residential	40%	41%	40%	40%
Commercial and industrial, small	36	35	36	36
Commercial and industrial, large	8	9	8	9
Sales to public authorities	16	15	16	15

Total retail non-fuel base revenues	100%	100%	100%	100%

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

Weather significantly impacts our residential, small commercial and industrial customers, and to a lesser extent, our sales to public authorities. For the first quarter of 2008, retail non-fuel base revenues were negatively impacted by milder winter weather in 2008 when compared to the colder winter weather in 2007. Heating and cooling degree days can be used to evaluate the effect of weather on energy use. For each degree the average outdoor temperature varies from a standard of 65 degrees Fahrenheit a degree day is recorded. The table below shows heating and cooling degree days compared to a 10-year average.

	Three Months Ended March 31,		10-Year Average	Twelve Months Ended March 31,		10-Year Average*
	2008	2007		2008	2007
Heating degree days	1,191	1,288	1,201	2,189	2,284	2,329
Cooling degree days	24	33	14	2,503	2,477	2,525

*	Calendar year basis.

Retail non-fuel base revenues. Retail non-fuel base revenues increased by $1.8 million, or 1.8%, for the three months ended March 31, 2008 when compared to the same period last year. Non-fuel base revenues from small commercial and industrial customers increased by $2.0 million, or 5.5%, in 2008 due primarily to a 4.1% increase in kWh sales for the first three months of 2008 compared to the same period in 2007. The increase in kWh sales resulted from a 6.9% increase in the average number of customers served. Other public authority revenues increased $0.9 million, or 5.6%, for the three month period due to a 7.0% increase in kWh sales reflecting increased sales to military bases, to colleges and universities and for municipal water pumping. These increases were partially offset by decreased residential base revenues of $0.3 million, or 0.8%, for the three months ended March 31, 2008 when compared to the same period last year as a result of a 0.8% decrease in residential kWh sales. The decrease in residential kWh sales was due to milder winter weather in 2008 compared to the first three months in 2007 which was colder than normal, as seen in the table above.

Large commercial and industrial revenues decreased $0.7 million, or 7.3% for the three month period due to an 8.6% decrease in the average number of large commercial and industrial customers served reflecting the loss of several industrial customers and the transfer of several customers to the small commercial and industrial class.

Retail non-fuel base revenues increased by $14.5 million, or 3.2%, for the twelve months ended March 31, 2008 when compared to the same period last year. Residential base revenues increased by $4.3 million, or 2.4%, for the twelve months ended March 31, 2008 when compared to the same period last year as a result of a 2.6% increase in residential kWh sales. The increase in residential kWh sales was primarily due to a 1.9% increase in the average number of residential customers served for the twelve month period.

Non-fuel base revenues from small commercial and industrial customers increased by $7.9 million, or 4.9%, for the twelve months ended March 31, 2008 compared to the same period last year due to a 3.0% increase in kWh sales and a small base rate increase in New Mexico that became effective in July 2007. The increase in kWh sales to small commercial and industrial customers reflects a 6.0% increase in the average number of customers served in the twelve month period ending March 31, 2008 compared to the same period last year. Large commercial and industrial revenues decreased $2.4 million, or 5.9%, for the twelve month period due to the loss of several large customers and transfer of several customers to the small commercial and industrial class. Other public authority revenues increased $4.7 million, or 6.8%, for the twelve month period due to a 3.7% increase in kWh sales, a base rate increase in New Mexico effective in July 2007 and the expiration of a contract rate to a large customer in Texas.

Fuel revenues. Fuel revenues consist of: (i) revenues collected from customers under fuel recovery mechanisms approved by the state commissions, (ii) deferred fuel revenues which are comprised of the difference between fuel costs and fuel revenues collected from customers and (iii) fuel costs recovered in base rates in New Mexico. In New Mexico, the fuel adjustment clause allows us to reflect current fuel costs above the amount recovered in base rates and to recover under-recoveries or refund over-recoveries with a two-month lag. Until terminated on July 1, 2007, a fixed amount of fuel costs was reflected in the fuel adjustment clause in New Mexico for 10% of kWh sales. In Texas, fuel costs are recovered through a fixed fuel factor that may be adjusted two times per year. In addition, if we materially over-recover fuel costs, we must seek to refund the over-recovery, and if we materially under-recover fuel costs, we may seek a surcharge to recover those costs.

In 2007, we completed the collection of two fuel surcharges to recover under-recovered fuel costs through November 2005. The first was a twenty-four month surcharge that was completed in

September 2007 and the second was a twelve-month surcharge that was completed in January 2007. In the three month periods ended March 31, 2007 we collected $8.8 million of deferred fuel revenues in Texas through surcharges with no comparable activity in 2008. During the three month period ended March 31, 2008, we incurred an additional under-collection of fuel costs of $2.0 million compared to an over-collection of fuel costs of $7.6 million in 2007. In the twelve month periods ended March 31, 2008 and March 31, 2007, we collected $13.9 million and $54.5 million, respectively, of deferred fuel revenues in Texas through surcharges. We under-collected fuel costs by $27.4 million in the twelve month period ended March 31, 2008 and over-collected fuel costs by $8.6 million in the twelve month period ended March 31, 2007. At March 31, 2008, we had a total Company fuel under-recovery balance of $29.7 million including a fuel under-recovery balance of $28.8 million in Texas and $0.9 million in New Mexico. In April 2008, the Texas Commission approved a fuel surcharge to recover approximately $30.1 million of under-recovered fuel costs through November 2007, including interest, over a twelve-month period beginning with billings to customers in May 2008.

Off-system sales. Off-system sales are primarily made in off-peak periods when we have competitive generation capacity available after meeting our regulated service obligations. Typically, we realize between 40% and 50% of our off-system sales margins in the first quarter of each calendar year when our native load is lower than at other times of the year allowing for the sale in the wholesale market of relatively larger amounts of off-system energy generated from lower cost generating sources. Palo Verde's availability is an important factor in realizing these off-system sales margins. The table below shows MWhs, sales revenues, fuel costs, total margins and retained margins made on off-system sales for the three and twelve months ended March 31, 2008 and 2007 (in thousands except for MWhs):

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2008	2007	2008	2007
MWh sales	1,112,686	675,011	2,638,969	1,922,540
Sales revenues	$73,517	$36,616	$162,875	$105,789
Fuel costs	$58,534	$26,274	$138,652	$80,573
Total margins	$14,983	$10,341	$24,223	$25,216
Retained margins	$11,263	$8,359	$18,417	$20,371

Off-system sales increased $36.9 million and $57.1 million for the three and twelve month periods ended March 31, 2008 when compared to the same periods last year primarily due to increased off-system kWh sales. KWh sales increased 64.8% for the three month period and 37.3% for the twelve month period. A significant amount of the increase in off-system sales was from arbitrage sales. These are sales in which we purchase power and resell it at a higher price. Customers receive 25% of off-system sales margins in Texas and New Mexico pursuant to rate settlements. Prior to July 1, 2007, we retained 100% of off-system sales margins in New Mexico.

Comparisons of kWh sales and operating revenues are shown below (in thousands):

			Increase (Decrease)
Quarter Ended March 31:	2008	2007	Amount	Percent
kWh sales:
Retail:
Residential	505,448	509,679	(4,231)	(0.8)%
Commercial and industrial, small	478,259	459,396	18,863	4.1
Commercial and industrial, large	273,406	274,422	(1,016)	(0.4)
Sales to public authorities	314,474	293,854	20,620	7.0

Total retail sales	1,571,587	1,537,351	34,236	2.2

Wholesale:
Sales for resale	9,879	9,402	477	5.1
Off-system sales	1,112,686	675,011	437,675	64.8

Total wholesale sales	1,122,565	684,413	438,152	64.0

Total kWh sales	2,694,152	2,221,764	472,388	21.3

Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$41,110	$41,438	$(328)	(0.8)%
Commercial and industrial, small	37,604	35,642	1,962	5.5
Commercial and industrial, large	8,669	9,348	(679)	(7.3)
Sales to public authorities	16,428	15,561	867	5.6

Total retail non-fuel base revenues	103,811	101,989	1,822	1.8

Wholesale:
Sales for resale	394	375	19	5.1

Total non-fuel base revenues	104,205	102,364	1,841	1.8

Fuel revenues:
Recovered from customers during the period	38,614	46,337	(7,723)	(16.7	)(1)
Under (over) collection of fuel	2,035	(7,559)	9,594	—
New Mexico fuel in base rates	16,094	6,981	9,113	—

Total fuel revenues	56,743	45,759	10,984	24.0
Off-system sales	73,517	36,616	36,901	—
Other	5,775	3,678	2,097	57.0	(2)

Total operating revenues	$240,240	$188,417	$51,823	27.5

Average number of retail customers:
Residential	318,358	313,430	4,928	1.6%
Commercial and industrial, small	35,390	33,108	2,282	6.9
Commercial and industrial, large	53	58	(5)	(8.6)
Sales to public authorities	4,864	4,808	56	1.2

Total	358,665	351,404	7,261	2.1

(1)	Excludes $8.8 million for 2007 of prior periods deferred fuel revenues recovered through Texas fuel surcharges.
(2)	Represents revenues with no related kWh sales.

			Increase (Decrease)
Twelve Months Ended March 31:	2008	2007	Amount	Percent
kWh sales:
Retail:
Residential	2,228,437	2,172,249	56,188	2.6%
Commercial and industrial, small	2,235,291	2,169,388	65,903	3.0
Commercial and industrial, large	1,194,022	1,217,665	(23,643)	(1.9)
Sales to public authorities	1,405,000	1,354,757	50,243	3.7

Total retail sales	7,062,750	6,914,059	148,691	2.2

Wholesale:
Sales for resale	48,767	45,562	3,205	7.0
Off-system sales	2,638,969	1,922,540	716,429	37.3

Total wholesale sales	2,687,736	1,968,102	719,634	36.6

Total kWh sales	9,750,486	8,882,161	868,325	9.8

Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$184,234	$179,914	$4,320	2.4%
Commercial and industrial, small	170,053	162,113	7,940	4.9
Commercial and industrial, large	38,413	40,805	(2,392)	(5.9)
Sales to public authorities	73,630	68,963	4,667	6.8

Total retail non-fuel base revenues	466,330	451,795	14,535	3.2

Wholesale:
Sales for resale	1,938	1,822	116	6.4

Total non-fuel base revenues	468,268	453,617	14,651	3.2

Fuel revenues:
Recovered from customers during the period	189,660	221,063	(31,403)	(14.2	)(1)
Under (over) collection of fuel	27,422	(8,626)	36,048	—
New Mexico fuel in base rates	60,600	30,397	30,203	—

Total fuel revenues	277,682	242,834	34,848	14.4
Off-system sales	162,875	105,789	57,086	54.0
Other	20,425	20,203	222	1.1	(2)

Total operating revenues	$929,250	$822,443	$106,807	13.0

Average number of retail customers:
Residential	316,346	310,414	5,932	1.9%
Commercial and industrial, small	34,770	32,813	1,957	6.0
Commercial and industrial, large	55	58	(3)	(5.2)
Sales to public authorities	4,846	4,799	47	1.0

Total	356,017	348,084	7,933	2.3

(1)	Excludes $13.9 million and $54.5 million of deferred fuel revenues recovered through Texas fuel surcharges, respectively.
(2)	Represents revenues with no related kWh sales.

Energy expenses

Our sources of energy include electricity generated from our nuclear, natural gas and coal generating plants and purchased power. Palo Verde represented approximately 42% of our available net generating capability and approximately 45% and 41%, respectively, of our available energy for the three and twelve months ended March 31, 2008.

Our energy expenses increased $42.2 million or 56.9% for the three months ended March 31, 2008 when compared to 2007 primarily due to (i) increased costs of purchased power of $28.7 million due to a 74% increase in the MWh purchased and a 19% increase in the market prices for power, and (ii) increased natural gas costs of $13.9 million due to a 27% increase in natural gas generation and an 8.1% increase in the average price of natural gas. The increase in MWh purchased was primarily used to serve off-system sales. We entered into a contract with CreditSuisse Energy, LLC to purchase capacity and energy effective in May 2007 for the purpose of selling off-system capacity and energy to the Imperial Irrigation District.

	Three Months Ended March 31,
	2008			2007
Fuel Type	Cost	MWh	Cost per MWh	Cost	MWh	Cost per MWh
	(in thousands)			(in thousands)
Natural gas	$51,112	573,090	$89.19	$37,177	450,393	$82.54
Coal	2,902	151,983	19.09	3,183	179,539	17.73
Nuclear	6,917	1,261,528	5.48	7,104	1,248,156	5.69

Total	60,931	1,986,601	30.67	47,464	1,878,088	25.27
Purchased power	55,358	848,383	65.25	26,659	487,180	54.72

Total energy	$116,289	2,834,984	41.02	$74,123	2,365,268	31.34

Our energy expenses increased $91.1 million, or 27.5%, for the twelve months ended March 31, 2008 when compared to 2007 primarily due to (i) increased natural gas costs of $53.4 million due to a 26% increase in natural gas generation and a 3.1% increase in the average price of natural gas, and (ii) increased costs of purchased power of $37.4 million due to a 18% increase in the average prices of power and a 12% increase in the MWh purchased. The increase in MWh purchased was primarily used to serve off-system sales. We entered into a contract with CreditSuisse Energy, LLC to purchase capacity and energy effective in May 2007 for the purpose of selling off-system capacity and energy to the Imperial Irrigation District.

	Twelve Months Ended March 31,
	2008				2007
Fuel Type	Cost		MWh	Cost per MWh	Cost	MWh	Cost per MWh
	(in thousands)				(in thousands)
Natural gas	$232,100	(a)	2,885,713	$80.43	$178,700	2,291,130	$78.00
Coal	11,062		686,608	16.11	11,857	799,209	14.84
Nuclear	23,806		4,243,287	5.61	22,707	4,107,716	5.53

Total	266,968		7,815,608	34.16	213,264	7,198,055	29.63
Purchased power	155,532		2,550,900	60.97	118,092	2,285,371	51.67

Total energy	$422,500		10,366,508	40.76	$331,356	9,483,426	34.94

(a)	Excludes a refund of $2.7 million of gas transmission reservation costs recorded in 2007.

Other operations expense

Other operations expense increased $3.2 million, or 7.3%, for the three months ended March 31, 2008 compared to the same period last year primarily due to (i) increased Palo Verde operations expense of $1.3 million; (ii) increased administrative and general expenses of $0.9 million due to executive severance costs offset by lower benefit expenses; and (iii) increased transmission and distribution operations expense of $0.5 million.

Other operations expense increased $7.2 million, or 3.8%, for the twelve months ended March 31, 2008 compared to the same period last year primarily due to (i) increased Palo Verde operations expense of $8.2 million; and (ii) increased customer service expense of $1.2 million. These increases were partially offset by decreased administrative and general expenses of $2.6 million.

Maintenance expense

Maintenance expense increased $5.9 million, or 50.5%, for the three months ended March 31, 2008 compared to the same period last year primarily due to (i) increased Palo Verde maintenance expense of $3.1 million due to the timing of a refueling outage for Palo Verde Unit 2; and (ii) increased maintenance expense at our gas-fired generating plants of $2.7 million as a result of the timing of planned maintenance.

Maintenance expense increased $5.1 million, or 8.8%, for the twelve months ended March 31, 2008 compared to the same period last year primarily due to increased Palo Verde maintenance expense of $6.5 million due to maintenance during a refueling outage at Palo Verde Unit 1 in the second quarter of 2007 and a refueling outage and steam generator repair at Palo Verde Unit 3 in the fourth quarter of 2007. This increase was partially offset by decreased maintenance expense at our gas-fired generating plants of $1.0 million due to the timing of planned maintenance.

Depreciation and amortization expense

Depreciation and amortization expense increased $1.6 million and $2.7 million for the three and twelve months ended March 31, 2008 compared to the same period last year primarily due to increases in depreciable plant balances and the amortization of the New Mexico transition to competition costs, the recovery of which was approved in the 2007 New Mexico Stipulation.

Taxes other than income taxes

Taxes other than income taxes decreased $0.3 million for the three months ended March 31, 2008, compared to the same period last year primarily due to lower property taxes and lower revenue-related taxes. Taxes other than income taxes decreased $1.1 million for the twelve months ended March 31, 2008 compared to the same period last year primarily due to lower property taxes and a change in the Texas franchise tax law resulting in all franchise taxes being recorded as income taxes beginning in 2007.

Other income (deductions)

Other income (deductions) decreased $1.0 million for the three months ended March 31, 2008, compared to the same period last year primarily due to impairments of equity investments in our decommissioning trust funds of $0.7 million and a decrease in the fair value of our investments in auction rate securities of $0.5 million in 2008 with no comparable activity in 2007.

Other income (deductions) increased $5.3 million for the twelve months ended March 31, 2008 compared to the same period last year primarily due to increased allowance for equity funds used during construction (“AEFUDC”) due to the re-application of SFAS No. 71 to our Texas jurisdiction beginning December 31, 2006 and increased construction work in progress subject to AEFUDC in 2007.

Interest charges (credits)

Interest charges (credits) increased $0.3 million for the three months ended March 31, 2008 compared to the same period last year primarily due to a $1.2 million increase in interest related to our nuclear fuel trust and our pollution control bonds. The interest rate on the two series of our pollution control bonds are reset through weekly auctions which, due to well publicized problems in the auction rate market, has resulted in substantially higher interest rates in the first quarter of 2008. This increase was partially offset by a $1.0 million increase in AFUDC and capitalized interest as a result of increased construction work in progress and nuclear fuel subject to AFUDC and capitalized interest.

Interest charges (credits) decreased $1.1 million for the twelve-month period ended March 31, 2008 compared to the same period last year primarily due to (i) the re-application of SFAS No. 71 to our Texas jurisdiction beginning December 31, 2006 and increased construction work in progress and nuclear fuel subject to AFUDC and capitalized interest and (ii) a $0.5 million decrease in other interest related to a dispute in the timing of a federal income tax payment in August 2006 with no comparable amount in the current twelve-month period. These decreases were partially offset by a $2.1 million increase in interest related to our nuclear fuel trust and our pollution control bonds.

Income tax expense

Income tax expense decreased $1.4 million for the three months ended March 31, 2008 compared to the same period last year due to decreases in pretax income and certain permanent differences. Income tax expense, before extraordinary item, increased $4.0 million for the twelve months ended March 31, 2008 compared to the same period last year due to increased pretax income partially offset by adjustments to income tax accruals related to prior years including an adjustment to deferred taxes associated with the accrual of other post-retirement benefits.

Extraordinary gain

The extraordinary gain on re-application of SFAS No. 71 for the twelve months ended March 31, 2007 relates to our determination that we met the criteria necessary to re-apply SFAS No. 71 to our Texas jurisdiction at December 31, 2006. The re-application of SFAS No. 71 to our Texas jurisdiction resulted in a $6.1 million extraordinary gain, net of tax, at December 31, 2006. For a full discussion on the re-application of SFAS No. 71 to our Texas jurisdiction, see Note A of Notes to Consolidated Financial Statements in the 2007 Form 10-K.

New accounting standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” The statement defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. The statement was effective for fiscal years beginning after

November 15, 2007. We adopted SFAS No. 157 for our financial assets and liabilities in the first quarter of 2008. See Note J. In February 2007, the FASB issued FASB Staff Position 157-1 (“FSP 157-1”) and FASB Staff Position 157-2 (“FSP 157-2”). FSP 157-1 amends the scope of SFAS No. 157 to exclude FASB Statement No. 13, “Accounting for Leases” and other accounting standards that address fair value measurements of leases from the provisions of SFAS No. 157. FSP 157-2 delays the effective date of SFAS No. 157 for most nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008 except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141 (revised 2007) applies the acquisition method of accounting to all transactions and other events in which one entity obtains control over one or more businesses and, therefore, improves the comparability of the information about business combinations provided in financial reports. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is not currently a party to any business combination transactions that would be impacted by SFAS No. 141.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity's derivative and hedging activities and requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. SFAS No. 161 should not have a significant impact on our consolidated financial statements.

Inflation. For the last several years, inflation has been relatively low and, therefore, has had little impact on our results of operations and financial condition.

Liquidity and Capital Resources

Our principal liquidity requirements in the near-term are expected to consist of capital expenditures to expand and support electric service obligations, expenditures for nuclear fuel inventory, interest payments on our indebtedness and operating expenses including fuel costs and taxes. In addition, we repurchased $9.9 million of common stock in the three month period ended March 31, 2008. As of March 31, 2008, we had approximately $11.7 million in cash and cash equivalents, a decrease of $13.3 million from the balance of $25.0 million on December 31, 2007, including our short-term investment in debt securities.

Capital Requirements. Our need for cash has increased due to increased construction expenditures and an under-recovery of fuel costs in our Texas jurisdiction. Projected utility construction expenditures will consist primarily of expanding and updating our transmission and distribution systems, adding new generation, and making capital improvements and replacements at Palo Verde and other generating facilities. We have received regulatory approval in Texas and New Mexico to construct Newman Unit 5 which is scheduled to be completed in two phases before the peak periods of 2009 and 2011 at an estimated cost of approximately $245 million. In March 2008, the Company purchased the office building in El Paso, Texas in which it has its general administrative offices. See Part I, Item 1, “Business – Construction Program” in our 2007 Form 10-K. Capital expenditures were $44.0 million in the three month period ended March 31, 2008 compared to $25.3 million in the three month period ended March 31, 2007.

Capital requirements have also been impacted by the requirement to fund fuel costs prior to their recovery through fuel recovery mechanisms in Texas and New Mexico. We recover actual fuel costs from customers through fuel adjustment mechanisms in Texas and New Mexico and a portion through base rates in New Mexico. In Texas, fuel costs are recovered through a fixed fuel factor which may be adjusted twice a year. We record deferred fuel revenues for the under-recovery of fuel costs until they can be recovered from Texas customers. At December 31, 2007, we had a fuel under-recovery balance of $29.2 million in Texas. On April 11, 2008, the Texas Commission issued a final order in PUC Docket No. 35204 approving a fuel surcharge to recover $30.1 million of under-recovered fuel costs and interest from our customers in Texas. We will collect this surcharge from our Texas customers over the surcharge period of May 2008 through April 2009.

We completed the recovery from our Texas customers of a twelve month fuel surcharge in January 2007 and a twenty-four month fuel surcharge in September 2007. We collected $8.8 million of deferred fuel revenue through these surcharges in the three months ended March 31, 2007. As of March 31, 2008, we had a fuel under-recovery balance of $28.8 million from our Texas customers and an under-recovery balance of $0.9 million from our New Mexico customers.

Our capital requirements for nuclear fuel increased substantially in 2007 and 2008 as a result of increases in prices for uranium concentrates and increases in our inventory of nuclear fuel feedstock. We finance our nuclear fuel inventory through a trust that borrows under our $200 million credit facility to acquire and process the nuclear fuel. In 2008, borrowings under the credit facility for nuclear fuel increased $12.6 million to $95.6 million as of March 31, 2008 compared to an increase of $5.8 million in 2007 to $52.0 million as of March 31, 2007.

The Company does not pay dividends on common stock. Since 1999, we have repurchased approximately 19.8 million shares of common stock at an aggregate cost of $279.3 million, including commissions. During the first three months of 2008, we repurchased 478,634 shares of common stock at an aggregate cost of $9.9 million. We may make purchases of our stock in the future pursuant to our stock repurchase plan at open market prices and may engage in private transactions, where appropriate. The repurchased shares will be available for issuance under employee benefit and stock incentive plans, or may be retired. Common stock equity as a percentage of capitalization, including the current portion of long-term debt and financing obligations, was 49.2% as of March 31, 2008.

We expect to incur additional cash requirements during 2008 for the payment of federal income taxes and to fund requirements related to our retirement plans, other postretirement benefit plans, and decommissioning trust funds. In the three months ended March 31, 2008, we contributed $4.4 million of the projected $13.6 million 2008 annual contribution to our retirement plans, $1.1 million of the projected $3.4 million 2008 annual contribution to our other postretirement benefit plan, and $1.8 million of the projected $7.2 million 2008 annual contribution to our decommissioning trust funds.

Capital Resources. Cash flow from operations funded approximately 75% of our capital requirements for construction and the repurchase of common stock during the first quarter of 2008. In addition, during the first quarter of 2008, we liquidated $16 million of our investment in debt securities and borrowed $13 million from our credit facility to fund capital requirements.

We expect that a significant portion of our construction expenditures will continue to be financed with internal sources of funds. In addition, we have sought regulatory approval from the NMPRC and the FERC to issue up to $300 million of long-term debt to finance capital requirements. Currently, we plan to issue up to $150 million of unsecured Senior Notes in the second quarter of 2008. This will allow us to repay certain borrowings under our credit facility and to meet the remainder of our expected construction requirements in 2008. Our existing Senior Notes are rated “Baa2” by Moody’s and “BBB” by Standard & Poors. We continue to maintain a $200 million credit facility to provide funds for the purchase of nuclear fuel and to provide liquidity to meet our capital requirements before they can be financed with long-term capital sources. At March 31, 2008, we had an outstanding balance of $108.6 million, borrowed on our credit facility, including $13.0 million borrowed in the first quarter of 2008 for working capital needs.

Pollution Control Bonds Interest Rates. We currently have approximately $100.6 million of PCBs for which the interest rate is reset weekly. The PCBs are insured by Financial Guaranty Insurance Company (“FGIC”). FGIC’s bond ratings have recently been downgraded by all of the major rating agencies thereby calling into question FGIC’s claims paying ability in the event we default. As a result, we have experienced increased yields and resulting interest expense for the PCBs. Although there has not yet been a failed auction of the PCBs, if one were to occur we would be required to pay a default interest rate of 15%. We have obtained approval from the FERC and NMPRC to enter into securities transactions to refund and reissue the Series B $63.5 million and Series C $37.1 million PCBs for purposes of changing interest rate terms. We anticipate refunding and reissuing the PCBs during the second quarter of 2008 to fix the interest rates.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk due to changes in interest rates, equity prices and commodity prices. See our 2007 Form 10-K, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” for a complete discussion of the market risks we face and our market risk sensitive assets and liabilities. As of March 31, 2008, there have been no material changes in the market risks we faced or the fair values of assets and liabilities disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2007 Form 10-K.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. During the period covered by this report, the Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2008, (the “Evaluation Date”), concluded that as of the Evaluation Date, our disclosure controls and procedures (as required by paragraph (b) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15) were effective and designed to ensure that material information relating to us and our consolidated subsidiary would be made known to them by others within those entities.

Changes in internal control over financial reporting. In March 2008, we migrated our financial systems to a new operating system on servers hosted by a third party and our large customer billing system to a new operating system. Management took the necessary steps to maintain reasonable assurance that internal controls over financial reporting continued to function as designed during the migration to the new operating system. In addition, management evaluated our internal controls over financial reporting after the migration to the new operating system to ensure that internal controls over financial reporting are and continue to operate effectively. Based on management’s review of our disclosure controls and procedures (as required by paragraph (b) of the Securities and Exchange Act of 1934 Rules 13a-15 or 15d-15) management determined that such controls were adequate and designed to ensure that material information relating to us and our consolidated subsidiary would be made known to management by others within those entities.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We hereby incorporate by reference the information set forth in Part I of this report under Notes B and H of Notes to Consolidated Financial Statements.

Item 1A.	Risk Factors

Our 2007 Form 10-K includes a detailed discussion of our risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities.

Period	Total Number of Shares Purchased	Average Price Paid per Share (Including Commissions)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
January 1 to January 31, 2008	0	$—	0	2,000,000
February 1 to February 29, 2008	0	—	0	2,000,000
March 1 to March 31, 2008	478,634	20.67	478,634	1,521,366

(a)	In November 2007, the Company’s Board of Directors authorized a new stock repurchase program permitting the repurchase of up to 2.0 million additional shares of its outstanding common stock.

Item 6.	Exhibits

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
Scott D. Wilson
Executive Vice President, Chief Financial Officer and Chief Administrative Officer (Duly Authorized Officer and Principal Financial Officer)

Dated: May 7, 2008

EL PASO ELECTRIC COMPANY

INDEX TO EXHIBITS

Exhibit Number	Exhibit
†10.01	Form of Directors’ Restricted Stock Award Agreement between the Company and certain directors of the Company. (Identical in all material respects to Exhibit 10.07 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

10.02	Separation Agreement between the Company and Ershel C. Redd, Jr.

15	Letter re Unaudited Interim Financial Information

31.01	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	In lieu of non-employee director cash compensation, two agreements, dated as of April 1, 2008, substantially identical in all material respects to this Exhibit, have been entered into with Kenneth R. Heitz; and Patricia Z. Holland-Branch; directors of the Company.