Form 10-Q
period 2008-06-30
EL PASO ELECTRIC CO /TX/
filed 2008-08-07
CIK 31978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of July 31, 2008, there were 44,826,141 shares of the Company’s no par value common stock outstanding.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

(i)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

ASSETS (In thousands)
	June 30, 2008	December 31,
	(Unaudited)	2007
Utility plant:
Electric plant in service	$2,141,653	$2,047,673
Less accumulated depreciation and amortization	(882,627)	(858,426)

Net plant in service	1,259,026	1,189,247
Construction work in progress	173,881	185,122
Nuclear fuel; includes fuel in process of $44,126 and $47,256, respectively	116,694	113,330
Less accumulated amortization	(28,955)	(37,114)

Net nuclear fuel	87,739	76,216

Net utility plant	1,520,646	1,450,585

Current assets:
Cash and cash equivalents	94,025	4,976
Investment in debt securities	—	20,000
Accounts receivable, principally trade, net of allowance for doubtful accounts of $2,668 and $2,873, respectively	106,020	84,578
Accumulated deferred income taxes	—	14,486
Inventories, at cost	36,268	34,234
Undercollection of fuel revenues	66,331	29,156
Prepayments and other	14,362	14,175

Total current assets	317,006	201,605

Deferred charges and other assets:
Decommissioning trust funds	127,543	130,654
Regulatory assets	46,359	42,667
Investment in debt securities	3,029	—
Other	27,805	28,377

Total deferred charges and other assets	204,736	201,698

Total assets	$2,042,388	$1,853,888

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Continued)

CAPITALIZATION AND LIABILITIES (In thousands except for share data)
	June 30,
	2008 (Unaudited)	December 31, 2007
Capitalization:
Common stock, stated value $1 per share, 100,000,000 shares authorized, 64,575,103 and 64,400,522 shares issued, and 98,669 and 119,403 restricted shares, respectively	$64,674	$64,520
Capital in excess of stated value	294,053	292,614
Retained earnings	599,423	565,701
Accumulated other comprehensive income, net of tax	6,714	13,540

	964,864	936,375

Treasury stock, 19,848,900 and 19,370,266 shares, respectively at cost	(279,808)	(269,916)

Common stock equity	685,056	666,459
Long-term debt, net of current portion	739,629	590,894
Financing obligations, net of current portion	74,957	64,217

Total capitalization	1,499,642	1,321,570

Current liabilities:
Current portion of long-term debt and financing obligations	20,139	18,798
Accounts payable, principally trade	76,464	58,013
Accumulated deferred income taxes	11,494	—
Taxes accrued	18,500	20,500
Interest accrued	5,365	4,347
Other	22,678	24,359

Total current liabilities	154,640	126,017

Deferred credits and other liabilities:
Accumulated deferred income taxes	171,870	183,349
Accrued postretirement benefit liability	69,141	67,385
Asset retirement obligation	74,692	79,709
Accrued pension liability	23,924	30,088
Regulatory liabilities	14,508	14,876
Other	33,971	30,894

Total deferred credits and other liabilities	388,106	406,301

Commitments and contingencies
Total capitalization and liabilities	$2,042,388	$1,853,888

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except for share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating revenues	$284,405	$219,291	$524,645	$407,708

Energy expenses:
Fuel	86,804	66,783	147,735	114,247
Purchased and interchanged power	61,218	35,339	116,576	61,998

	148,022	102,122	264,311	176,245

Operating revenues net of energy expenses	136,383	117,169	260,334	231,463

Other operating expenses:
Other operations	49,905	49,538	96,739	93,179
Maintenance	20,574	17,039	38,070	28,666
Depreciation and amortization	18,774	17,083	37,391	34,134
Taxes other than income taxes	12,321	12,058	24,099	24,124

	101,574	95,718	196,299	180,103

Operating income	34,809	21,451	64,035	51,360

Other income (deductions):
Allowance for equity funds used during construction	1,852	1,129	3,658	2,188
Investment and interest income, net	1,406	1,856	2,035	3,873
Miscellaneous non-operating income	145	225	351	407
Miscellaneous non-operating deductions	(249)	(777)	(2,226)	(2,325)

	3,154	2,433	3,818	4,143

Interest charges (credits):
Interest on long-term debt and financing obligations	10,577	9,088	20,682	18,034
Other interest	345	193	557	348
Capitalized interest	(833)	(677)	(2,128)	(1,328)
Allowance for borrowed funds used during construction	(888)	(586)	(1,750)	(1,134)

	9,201	8,018	17,361	15,920

Income before income taxes	28,762	15,866	50,492	39,583
Income tax expense	9,528	6,267	16,770	14,865

Net income	$19,234	$9,599	$33,722	$24,718

Basic earnings per share	$0.43	$0.21	$0.75	$0.54

Diluted earnings per share	$0.43	$0.21	$0.75	$0.53

Weighted average number of shares outstanding	44,686,103	45,698,262	44,823,527	45,816,757

Weighted average number of shares and dilutive potential shares outstanding	44,867,147	46,050,212	45,065,438	46,211,298

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except for share data)

	Twelve Months Ended June 30,
	2008	2007
Operating revenues	$994,364	$829,938

Energy expenses:
Fuel	284,277	229,233
Purchased and interchanged power	181,411	113,363

	465,688	342,596

Operating revenues net of energy expenses	528,676	487,342

Other operating expenses:
Other operations	199,461	194,971
Maintenance	66,378	51,726
Depreciation and amortization	72,654	68,502
Taxes other than income taxes	49,187	49,760

	387,680	364,959

Operating income	140,996	122,383

Other income (deductions):
Allowance for equity funds used during construction	7,178	2,679
Investment and interest income, net	7,767	8,196
Miscellaneous non-operating income	1,375	1,131
Miscellaneous non-operating deductions	(4,287)	(3,867)

	12,033	8,139

Interest charges (credits):
Interest on long-term debt and financing obligations	39,492	36,132
Other interest	1,013	1,395
Capitalized interest	(4,035)	(3,346)
Allowance for borrowed funds used during construction	(3,570)	(1,380)

	32,900	32,801

Income before income taxes and extraordinary item	120,129	97,721
Income tax expense	36,372	36,169

Income before extraordinary item	83,757	61,552
Extraordinary gain on re-application of SFAS No. 71, net of tax	—	6,063

Net income	$83,757	$67,615

Basic earnings per share:
Income before extraordinary item	$1.86	$1.32
Extraordinary gain on re-application of SFAS No. 71, net of tax	—	0.13

Net income	$1.86	$1.45

Diluted earnings per share:
Income before extraordinary item	$1.85	$1.31
Extraordinary gain on re-application of SFAS No. 71, net of tax	—	0.13

Net income	$1.85	$1.44

Weighted average number of shares outstanding	45,070,647	46,478,096

Weighted average number of shares and dilutive potential shares outstanding	45,358,951	46,946,478

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2008	2007	2008	2007	2008	2007
Net income	$19,234	$9,599	$33,722	$24,718	$83,757	$67,615
Other comprehensive income (loss):
Unrecognized pension and postretirement benefit costs:
Net gain arising during period	—	—	—	—	40,625	—
Reclassification adjustments included in net income for amortization of:
Prior service cost	(677)	(688)	(1,377)	(1,376)	(2,755)	(1,376)
Net (gain) loss	(100)	948	(75)	1,708	1,602	1,708
Minimum pension liability adjustment	—	—	—	—	—	16,923
Net unrealized gains (losses) on marketable securities:
Net holding gains (losses) arising during period	(1,209)	4,542	(8,023)	3,556	(5,744)	11,545
Reclassification adjustments for net (gains) losses included in net income	481	(18)	675	(177)	(831)	(123)
Net losses on cash flow hedges:
Reclassification adjustment for interest expense included in net income	73	69	146	137	287	269

Total other comprehensive income (loss) before income taxes	(1,432)	4,853	(8,654)	3,848	33,184	28,946

Income tax benefit (expense) related to items of other comprehensive income (loss):
Unrecognized pension and postretirement benefit costs	168	(97)	412	(107)	(17,518)	(107)
Minimum pension liability adjustment	—	—	—	—	—	(6,348)
Net unrealized gains (losses) on marketable securities	145	(905)	1,469	(676)	1,315	(2,284)
Losses on cash flow hedges	(26)	(25)	(53)	(51)	(106)	(101)

Total income tax benefit (expense)	287	(1,027)	1,828	(834)	(16,309)	(8,840)

Other comprehensive income (loss), net of tax	(1,145)	3,826	(6,826)	3,014	16,875	20,106

Comprehensive income	$18,089	$13,425	$26,896	$27,732	$100,632	$87,721

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$33,722	$24,718
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of electric plant in service	37,391	34,134
Amortization of nuclear fuel	9,379	9,788
Allowance for equity funds used during construction	(3,658)	(2,188)
Deferred income taxes, net	15,160	2,003
Other amortization and accretion	6,992	5,572
Gain on sale of assets	(11)	—
Unrealized loss on investment in debt securities	971	—
Other operating activities	1,834	(58)
Change in:
Accounts receivable	(21,442)	2,069
Inventories	(1,878)	(2,385)
Net (undercollection) overcollection of fuel revenues	(38,635)	4,481
Prepayments and other	3,763	(4,732)
Accounts payable	15,949	13,076
Taxes accrued	(6,001)	856
Interest accrued	1,018	84
Other current liabilities	(221)	670
Deferred charges and credits	(5,511)	28

Net cash provided by operating activities	48,822	88,116

Cash flows from investing activities:
Cash additions to utility property, plant and equipment	(94,725)	(55,244)
Cash additions to nuclear fuel	(18,958)	(17,145)
Proceeds from sale of assets	144	130
Capitalized interest:
Utility property, plant and equipment	(5,408)	(3,322)
Nuclear fuel	(2,128)	(1,328)
Allowance for equity funds used during construction	3,658	2,188
Decommissioning trust funds:
Purchases, including funding of $3.6 and $3.5 million, respectively	(22,375)	(42,706)
Sales and maturities	16,813	37,677
Proceeds from sale of investment in debt securities	16,000	—
Other investing activities	(2,938)	477

Net cash used for investing activities	(109,917)	(79,273)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,004	3,980
Repurchases of common stock	(9,892)	(14,070)
Financing obligations:
Proceeds	64,843	18,626
Payments	(52,762)	(9,791)
Proceeds from issuance of long-term senior notes	148,719	—
Excess tax benefits from long-term incentive plans	373	2,220
Other financing activities	(2,141)	(630)

Net cash provided by financing activities	150,144	335

Net increase in cash and cash equivalents	89,049	9,178
Cash and cash equivalents at beginning of period	4,976	40,101

Cash and cash equivalents at end of period	$94,025	$49,279

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A. Principles of Preparation

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Annual Report of El Paso Electric Company on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”). Capitalized terms used in this report and not defined herein have the meaning ascribed for such terms in the 2007 Form 10-K. In the opinion of the Company’s management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at June 30, 2008 and December 31, 2007; the results of its operations and comprehensive operations for the three, six and twelve months ended June 30, 2008 and 2007; and its cash flows for the six months ended June 30, 2008 and 2007. The results of operations and comprehensive operations and the cash flows for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full calendar year.

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

Application of SFAS No. 71. Regulated electric utilities typically prepare their financial statements in accordance with SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” Under this accounting standard, certain recoverable costs are shown as either assets or liabilities on a utility’s balance sheet if the regulator provides assurance that these costs will be charged to and collected from the utility’s customers (or has already permitted such cost recovery). The resulting regulatory assets or liabilities are amortized in subsequent periods based upon their respective amortization periods in a utility’s cost of service. Prior to April 1, 2008, the Company did not apply SFAS No. 71 to the Company’s FERC jurisdictional operations. The Company’s FERC jurisdictional customer, Rio Grande Electric Cooperative (“RGEC”), had been operating under an agreement which terminated March 31, 2008. The FERC approved a new agreement with RGEC effective April 1, 2008. The rates charged RGEC are based upon the Company’s actual cost of service and are updated annually. The Company determined that the new agreement re-established regulated cost-based rates for RGEC and met the criteria for the re-application of SFAS No. 71 as of April 1, 2008. The re-application of SFAS No. 71 to the Company’s FERC jurisdictional customer resulted in a $0.2 million increase in regulatory assets and a $0.2 million pre-tax gain which was recorded as miscellaneous non-operating income. The Company had previously determined to re-apply SFAS No. 71 to its Texas and New Mexico jurisdictions. See Note A of Notes to Consolidated Financial Statements in the 2007 Form 10-K.

Investment in Debt Securities. The Company invested excess cash in auction rate securities with contract maturity dates that extended beyond three months. These securities have interest rates that reset frequently, and historically had provided a liquid market to sell the securities to meet cash requirements. These securities were and still are classified as trading securities by the Company. The auction rate securities had successful auctions through January 2008. However, beginning on February 13, 2008, auctions for $4.0 million of these investments have not been successful, resulting in the inability to

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

liquidate these investments. These investments continue to pay interest. The Company reclassified them to deferred charges and other assets as of March 31, 2008 and has adjusted the carrying amount to fair value. See Note J.

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

Revenues. Accounts receivable include accrued unbilled revenues of $22.8 million and $17.9 million at June 30, 2008 and December 31, 2007, respectively. The Company presents sales net of sales taxes in its consolidated statements of operations.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates without having to apply complex hedge accounting provisions. Unrealized

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

gains and losses on items for which the fair value option has been elected should be reported in earnings at each subsequent reporting date. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company determined to continue to recognize the fair value of its financial instruments under current elections and did not change the elections for the fair value measurement of any existing financial instruments under SFAS No. 159.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. SFAS No. 161 is not expected to have a significant impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. This statement is effective following approval of SEC conforming amendments. The Company does not believe SFAS No. 162 will have a significant impact on the Company’s consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Cash Flow Disclosures (in thousands)

	Six Months Ended June 30,
	2008	2007
Cash paid for:
Interest on long-term debt and financing obligations	$18,393	$17,076
Other interest	192	—
Income taxes paid	1,417	13,246
Non-cash financing activities:
Grants of restricted shares of common stock	2,279	3,445

B. Regulation

General

The rates and services of the Company are regulated by incorporated municipalities in Texas, the Texas Commission, the NMPRC and the FERC. The Texas Commission and the NMPRC have jurisdiction to review municipal orders, ordinances, and utility agreements regarding rates and services within their respective states and over certain other activities of the Company. The FERC has jurisdiction over the Company’s wholesale transactions. The decisions of the Texas Commission, NMPRC and the FERC are subject to judicial review.

Texas Regulatory Matters

Texas Freeze Period. The Company has entered into agreements (“Texas Rate Agreements”) with the City of El Paso, Texas Commission Staff and other parties in Texas that provide for most retail base rates to remain at their current level through June 30, 2010. During the rate freeze period, if the Company’s return on equity falls below the bottom of a defined range, the Company has the right to initiate a rate case and seek an adjustment to base rates. If the Company’s return on equity exceeds the top of the range, the Company will refund an amount equal to 50% of the Texas jurisdictional pretax return in excess of the ceiling. The range is based upon a risk premium above a twelve month average of comparable credit quality bond yields and at a twelve month average of such bond yields the range would be approximately 8.6% to 12.6%. The Company’s return on equity fell within the then prevailing range during the twelve months ended December 31, 2007.

Fuel and Purchased Power Costs. Although the Company’s base rates are frozen pursuant to Texas Commission rules and the Texas Rate Agreements, the Company’s actual fuel costs including purchased power energy costs are recoverable from its customers. In January and July of each year, the Company may request adjustments to its fixed fuel factor to more accurately reflect projected energy

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

costs associated with providing electricity, seek recovery of past undercollections of fuel revenues, or refund past overcollections of fuel revenues. All such fuel revenue and expense activities are subject to periodic final review by the Texas Commission in fuel reconciliation proceedings.

On July 21, 2008, the Texas Commission issued a final order in the Company’s fuel reconciliation proceeding for the period March 1, 2004 through February 28, 2007 (“Reconciliation Period”) in PUC Docket No. 34695. At issue was the Company’s request to reconcile a total of $548.4 million in eligible fuel, fuel-related and purchased power expenses incurred to generate and purchase electric energy for its Texas retail customers. The final order adopted a unanimous settlement between the Company, the City of El Paso, the Office of Public Utility Council and the Texas Commission Staff providing for a $1.0 million disallowance of eligible fuel and fuel-related expenses during the Reconciliation Period and the exclusion of $0.2 million from the Company’s fuel costs for renewable energy credits, which had previously been reserved by the Company. The Texas Commission did allow $0.6 million in Palo Verde rewards and $0.4 million in interest income that were not previously recognized in the Company’s financial statements. The final order had no significant impact on the Company’s current financial statements.

On January 8, 2008, the Company filed a request with the Texas Commission in PUC Docket No. 35204 to surcharge approximately $30.1 million, including interest, of under-recovered fuel and purchased power costs over a twelve month period beginning in March 2008. The fuel under-recoveries were incurred during the period December 2005 through November 2007. On March 7, 2008, the Company and the other parties to the surcharge request filed a stipulation in this case, and on April 11, 2008, the Texas Commission issued a final order approving the fuel surcharge to be collected over a twelve-month period beginning in May 2008.

On July 8, 2008, the Company filed a petition in PUC Docket No. 35856 with the Texas Commission to increase its fixed fuel factors and to surcharge under-recovered fuel and purchase power costs. The Company requested an increase in its Texas jurisdictional fixed fuel factors of $80.5 million or 40% annually to reflect an average cost of natural gas of $10.47 per MMBtu. The Company also requested a fuel surcharge to recover up to $39.3 million in fuel undercollections, including interest, over a twelve-month period beginning in October 2008. The surcharge is to collect actual under-recoveries for the period December 2007 through May 2008 and expected under-recoveries for June and July 2008. A decision is expected in the third quarter of 2008.

Generation CCN Filing. On July 6, 2007, the Company filed a petition with the Texas Commission in PUC Docket No. 34494, requesting a Certificate of Convenience and Necessity (“CCN”) for two generating facilities. The first such facility is a natural-gas fueled power generating unit to be located at an existing plant site in El Paso. This facility is known as Newman Unit 5. The Newman Unit 5 project consists of 280 to 290 MW of natural gas-fired combined cycle generating capacity that the Company presently plans to construct in two phases. The first phase includes two 70 MW gas turbines to be installed by the peak of 2009. The second phase converts the unit into a combined cycle combustion turbine with a total capacity of 280 to 290 MW and is expected to be completed by late 2010 or early 2011. The Newman Unit 5 will operate mostly in a baseload manner but can also be used

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

in a load following manner. It will be the most efficient gas-fired unit on the Company’s system when operated in combined cycle mode.

The Company also requested a CCN for two renewable energy wind turbines currently operating at the Hueco Mountains Wind Ranch, the acquisition of which the Texas Commission had previously found to be consistent with the public interest. On December 17, 2007, the parties filed a stipulation, signed by all parties, which recommended approval of the Company’s requests. On January 31, 2008, the Texas Commission issued an order approving the requested CCNs. The costs of the project have not been approved.

New Mexico Regulatory Matters

2007 New Mexico Stipulation. In July 2007, the NMPRC issued a final order approving a stipulation (“2007 New Mexico Stipulation”) addressing all issues in the 2006 rate filing in Case No. 06-00258-UT. The 2007 New Mexico Stipulation provided for a $5.8 million non-fuel base rate increase, established the amount of fuel included in base rates at $0.04288 per kWh, and modified the Company’s Fuel and Purchased Power Adjustment Clause (the “FPPCAC”). Any difference between actual fuel and purchased power costs and the amount included in base rates is recovered or refunded through the FPPCAC. Rates will continue in effect until changed by the NMPRC following the Company’s next rate case. The 2007 New Mexico Stipulation requires the Company to file its next general rate case no later than May 30, 2009 using as a base period the twelve months ending December 31, 2008. Under NMPRC statutes, new rates would become effective no later than June 2010 unless otherwise extended.

The 2007 New Mexico Stipulation provides for recovery through the FPPCAC of the cost of capacity and energy provided to New Mexico retail customers from the deregulated Palo Verde Unit 3. The amount to be recovered is based upon the contract cost of capacity and energy for power purchased under the existing Southwestern Public Service Company (“SPS”) purchased power contract. The 2007 New Mexico Stipulation eliminates the fixed fuel and purchased power cost of $0.021 per kWh for 10% of New Mexico kWh sales and requires 25% of jurisdictional off-system sales margins to be credited to customers through the FPPCAC until July 2010 when 90% of jurisdictional off-system sales margins will be credited to customers. Under NMPRC rules, the Company must file to continue its FPPCAC by July 2009, at which time any party may propose to change the price charged to New Mexico customers for the capacity and energy from Palo Verde Unit 3. The NMPRC has opened a separate docket for a general inquiry into the policies and practices for regulation of FPPCACs in NMPRC Case No. 07-00389.

Notice of Investigation of Rates. On August 3, 2007, the Company received a “Notice of Investigation of Rates of El Paso Electric Company” from the NMPRC in Case No. 07-00317-UT. On August 21, 2007, the NMPRC requested the Company to file a response to the issues, including the reasonableness of fuel and purchased power costs. On September 7, 2007, the Company filed its response and requested that the NMPRC suspend its investigation and close the docket. No further action has been taken by the Commission. The Company is unable at this time to predict the ultimate outcome of this docket.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Renewables. The New Mexico Renewable Energy Act of 2004, as amended in 2007, requires that renewable energy comprise no less than 6% of the Company’s total retail sales to New Mexico customers until January 1, 2011, when the renewable portfolio standard increases to 10% of the Company’s total retail sales to New Mexico customers. After 2011, the renewable portfolio standard, as a percentage of total retail sales to New Mexico customers, increases to 15% by 2015 and 20% by 2020. The Company has met all requirements to date.

The Company filed its 2007 annual procurement plan on August 31, 2007. Due to the default of a biomass energy supplier for New Mexico renewable energy credits (“RECs”) in 2007, the Company proposed procurement of Texas RECs to complete its 2008 and 2009 renewable obligations. The Company also requested funding to conduct a proposal process in 2008 to attempt to procure diverse renewable energy resources to meet NMPRC requirements. The Company is seeking a deferral of the costs associated with renewable compliance, including carrying costs. A hearing was held on November 29, 2007. The hearing examiner issued a recommended decision on December 5, 2007 recommending that the Company’s plan be approved except for the request to replace the biomass project with Texas RECs and that the Company develop a plan to replace these RECs with New Mexico RECs in its next procurement plan filing. A NMPRC order adopting the recommended decision was issued on February 27, 2008.

The Company filed its 2008 annual procurement plan on July 1, 2008. In this filing, the Company requested approval of its proposed actions and estimated costs for 2009 and 2010 directed toward meeting the Company’s renewable portfolio standard requirements for 2009 and 2010 and diversity targets in 2011. The Company proposes to meet those requirements through renewable energy resources acquired pursuant to the procurement actions approved by the Commission in the Company’s previous procurement plans and through two new contracts: (i) a long-term purchased power agreement with a third party for energy and associated RECs produced from a proposed new 66 MW concentrating solar power facility; and (ii) a three-year contract to purchase wind RECs from SPS. In addition, pursuant to the Recommended Decision and Final Order in the Company’s 2007 annual procurement plan in NMPRC Case No. 07-00360-UT, the Company additionally addressed its plan to meet any deficiencies resulting from the 2007 default of the biomass energy supplier.

New Mexico Energy Efficiency Plan Filing. On November 5, 2007, the Company filed its “Application for Approval of Energy Efficiency and Load Management Programs,” in NMPRC Case No. 07-00411-UT. In this filing, the Company requested approval of a number of energy efficiency programs. The Company also proposed a methodology to address disincentives and barriers to utility-provided energy efficiency programs and proposed to recover the costs of energy efficiency programs through a cost recovery factor. The NMPRC Staff and the Coalition for Clean Affordable Energy (“CCAE”) filed testimony on March 3, 2008 recommending approval of the proposed energy efficiency programs and cost recovery factor. The NMPRC Staff and CCAE recommended that the Company’s proposed recovery of disincentives to energy efficiency not be allowed in this docket. A final order was issued on May 29, 2008 approving the proposed energy efficiency programs and cost recovery factor, but not the recovery of disincentives. The NMPRC has docketed a separate inquiry in NMPRC Case No. 08-00024-UT to investigate options for providing New Mexico public utilities with disincentive cost recovery and incentives for successful efficiency programs and to amend the NMPRC’s Energy

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Efficiency Rule to conform with 2008 amendments to the Efficient Use of Energy Act that establish energy savings targets and allow incentives.

2007 Long-Term Incentive Plan. On May 18, 2007, the Company filed for NMPRC approval for issuance of common stock for purposes of incentives and compensation. After the filing of supplemental testimony, the hearing examiner issued a recommended decision in July 2007 recommending that the securities transactions related to issuance of new stock be approved. The NMPRC requested additional supplemental testimony on the reasonableness of executive compensation and the effect on capital structure and rates to be set in the next general rate case. The Company filed supplemental testimony addressing these issues on October 31, 2007. A hearing on this matter was held on November 9, 2007. The Company received an order from the NMPRC on April 10, 2008 approving the Company’s request. The Company is required to report on the actual issuance of stock and exercise of stock options under the LTIP as part of the Company’s annual regulatory reporting requirements.

New Mexico Investigation into Executive Compensation. In December 2007, the NMPRC initiated an investigation into executive compensation of investor-owned gas and electric public utilities. In its order initiating the investigation, the NMPRC required each utility to provide information on compensation of executive officers and directors for the period from 1977 to 2006. The Company has provided the requested information. No further action has been taken by the NMPRC.

Generation CCN Filing. On July 18, 2007, the Company filed its application for issuance of a CCN to construct and operate Newman Unit 5. This case has been designated as NMPRC Case No. 07-00301-UT. A hearing was held on January 24, 2008. The hearing examiner issued a recommended decision on January 29, 2008 recommending NMPRC approval of the CCN. A final order approving the CCN was issued on April 1, 2008.

Pollution Control Bond Refunding. On March 20, 2008, the Company filed an application with the NMPRC requesting authority for long-term securities transactions necessary to refund and reissue certain Pollution Control Refunding Revenue Bonds (the “PCBs”). On April 22, 2008, the NMPRC issued a final order granting the Company the authority to enter into the securities transactions necessary to refund and reissue the Series B and Series C PCBs.

Issuance of New Bonds. On April 15, 2008, the Company filed an application with the NMPRC requesting approval of long-term securities transactions necessary to issue up to $300 million in new bonds for terms varying from no less than 5 years to no more than 30 years. Proceeds from the new bonds would be used for the purpose of funding planned capital expenditures, to ensure adequate liquidity and for general corporate purposes. An order approving the issuance of the bonds was issued May 13, 2008. On June 3, 2008, the Company issued 7.50% Senior Notes due on March 15, 2038 with a principle amount of $150 million. The Company will file a compliance report within ninety days of the final transactions.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Federal Regulatory Matters

Transmission Dispute with Tucson Electric Power Company (“TEP”). In January 2006, the Company filed a complaint with the FERC to interpret the terms of a Power Exchange and Transmission Agreement (the “Transmission Agreement”) entered into with TEP in 1982. TEP filed a complaint with the FERC one day later raising virtually identical issues. TEP claimed that, under the Transmission Agreement, it was entitled to up to 400 MW of firm transmission rights on the Company’s transmission system that would enable it to transmit power from a new generating station (the Luna Energy Facility (“LEF”) located near Deming, New Mexico) to Springerville or Greenlee in Arizona. The Company asserted that TEP’s rights under the Transmission Agreement do not include transmission rights necessary to transmit such power as contemplated by TEP and that TEP must acquire any such rights in the open market from the Company at applicable tariff rates or from other transmission providers. On April 24, 2006, the FERC ruled in the Company’s favor, finding that TEP does not have the transmission rights under the Transmission Agreement to transmit power from the LEF to Arizona. The ruling was based on written evidence presented and without an evidentiary hearing. TEP’s request for a rehearing of the FERC’s decision was granted in part and denied in part in an order issued October 4, 2006, and a hearing on the disputed issues were held before an Administrative Law Judge.

An initial decision was issued by the Administrative Law Judge on September 6, 2007. The Administrative Law Judge found that the Transmission Agreement allows TEP to transmit power from the Deming Plant to Arizona but limits that transmission to 200 MW on any segment of the circuit and to non-firm service on the segment from Luna to Greenlee. The Company and TEP have filed exceptions to the initial decision. The Commission will issue a final decision on the merits after review of the initial decision and the briefs on exceptions and replies to exceptions. While the Company believes that it will prevail on all points, the Company cannot predict the outcome of this case. During 2006, 2007, and the first six months of 2008, TEP paid the Company $9.1 million for transmission service relating to the LEF. The Company has established a reserve for rate refund for $6.0 million related to this issue. If the FERC rules in TEP’s favor, the Company may be required to refund all of the $9.1 million it has received from TEP for transmission service relating to the LEF and may lose the opportunity to receive compensation from TEP for such transmission service in the future. An adverse ruling by the FERC could have a negative effect on the Company’s results of operations and cash flows. See Note B of Notes to Consolidated Financial Statements in the 2007 Form 10-K.

Pollution Control Bond Refunding. On April 4, 2008, the Company filed an application with the FERC requesting authority for long-term securities transactions necessary to refund and reissue certain PCBs. The FERC issued an order on May 1, 2008 granting authority for the securities transactions.

Issuance of New Bonds. On April 17, 2008, the Company filed an application with the FERC requesting approval of long-term securities transactions necessary to issue up to $300 million in one or more series of new bonds for terms varying from no less than five years to no more than 30 years. Proceeds from the new bonds would be used for the purpose of funding planned capital expenditures, to

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ensure adequate liquidity and for general corporate purposes. An order from the FERC approving the securities transaction was issued on May 16, 2008. On June 4, 2008, the Company submitted to the FERC a report of securities issued stating that the Company had issued 7.50% senior notes due on March 15, 2038 with a principal amount of $150 million.

Sales Contracts. The Company provides firm capacity and associated energy to the Rio Grande Electric Cooperative (“RGEC”) pursuant to an ongoing contract which requires a two-year notice to terminate. The Company also provides network integrated transmission service to RGEC pursuant to the Company’s Open Access Transmission Tariff (“OATT”). In 2006, the Company provided RGEC with a notice of termination. On March 28, 2008, the Company filed with FERC a power sales agreement for full requirements wholesale electric service (the “Agreement”) to sell capacity and energy to RGEC at a cost-based formula rate. The Company requested that the Agreement become effective April 1, 2008 to replace the power sales agreement that expired March 31, 2008. The Agreement includes a formula-based rate that will be updated annually to recover non-fuel generation costs and a fuel adjustment clause designed to recover all eligible fuel and purchased power costs allocable to RGEC. An order accepting the tariff was issued on May 21, 2008 approving the effective date on April 1, 2008.

C. Palo Verde

Decommissioning. Decommissioning costs are estimated every three years based upon engineering cost studies performed by outside engineers retained by Arizona Public Service Company (“APS”). On March 26, 2008, the Palo Verde Participants approved the 2007 Palo Verde decommissioning study (the “2007 Study”). The 2007 Study estimated that the Company must fund approximately $324.4 million (stated in 2007 dollars) to cover its share of decommissioning costs which was a reduction in decommissioning costs from the 2004 Palo Verde decommissioning study (the “2004 Study”) and will result in lower asset retirement obligations and lower expenses in the future. Although the 2007 Study was based on the latest available information, there can be no assurance that decommissioning cost estimates will not increase in the future or that regulatory requirements will not change. In addition, until a new low-level radioactive waste repository opens and operates for a number of years, estimates of the cost to dispose of low-level radioactive waste are subject to significant uncertainty. See “Spent Fuel Storage” below.

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

Stock Options. Stock options have been granted at exercise prices equal to or greater than the market value of the underlying share at the date of grant. The Company received $1.0 million in cash for the 88,000 stock options exercised in the first six months of 2008. During the first six months of 2007, the Company received $4.0 million in cash for the 354,000 stock options exercised. All of the 485,888 options outstanding at June 30, 2008 have vested. Stock options have not been granted since 2003. For a full discussion of stock options, see Note E of Notes to Consolidated Financial Statements in the 2007 Form 10-K.

Restricted Stock. The Company has awarded restricted stock under its long-term incentive plans. Restrictions from resale generally lapse and awards vest over periods of one to three years. The market value of the unvested restricted stock at the date of grant is amortized to expense over the restriction period. The Company awarded 74,095 shares of unvested restricted stock with a grant date fair value of $1.6 million to its directors and officers during the first six months of 2008. The Company awarded 106,929 shares of unvested restricted stock with a grant date fair value of $2.8 million during the first six months of 2007. During the first six months of 2008, 57,979 restricted shares vested and 36,850 shares were forfeited. The remaining 98,669 unvested shares of restricted stock have a grant date fair value of $1.5 million remaining to be expensed. For a full discussion of restricted stock, see Note E of Notes to Consolidated Financial Statements in the 2007 Form 10-K.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Performance Shares. The Company has granted performance share awards to certain officers under the Company’s existing long-term incentive plans, which provide for issuance of Company stock based on the achievement of certain performance criteria over a three-year period. The payout varies between 0% and 200% of performance shares. On January 1, 2008, 41,958 performance shares were issued at the 125% performance level with a total cost of $0.8 million which had been expensed ratably between 2005 and 2007. During the first six months of 2008, the Company granted 63,500 performance shares to its officers with a grant date fair value of $1.1 million which will be expensed over the three year vesting period. During the first six months of 2007, the Company granted 94,480 performance shares with a grant date fair value of $2.2 million which is expensed over the three year vesting period. During the first six months of 2008, 37,930 shares were forfeited. The remaining 138,344 awarded performance shares have a grant date fair value of $1.4 million remaining to be expensed. For a full discussion of performance shares, see Note E of Notes to Consolidated Financial Statements in the 2007 Form 10-K.

The Company recorded total compensation expense for all stock-based incentive plans of approximately $0.5 million, $0.9 million, and $2.5 million for the three, six and twelve month periods ending June 30, 2008 which included the cumulative adjustment for Mr. Redd’s forfeiture discussed below. For the three months ended June 30, 2007, the Company recorded a net benefit of $0.1 million and for the six and twelve month periods ending June 30, 2007, the Company recorded total compensation expense of $0.6 million and $1.8 million for all stock-based incentive plans which included the cumulative adjustment for Mr. Hedrick’s forfeiture discussed below.

Separation Agreements with Ershel Redd and Gary Hedrick

On February 12, 2008, the Company entered into an employment separation agreement with Ershel Redd, the Company’s former chief executive officer. In satisfaction of any and all obligations resulting from Mr. Redd’s service to the Company, he received a $1.65 million lump sum payment, in addition to two years of Company-paid medical benefits. All of Mr. Redd’s unvested restricted shares and performance shares awarded were forfeited in accordance with the Company’s long-term incentive plan which resulted in a net cumulative adjustment of $0.2 million recorded as a reduction of compensation costs.

On May 18, 2007, the Company entered into an employment separation agreement with Gary Hedrick, the Company’s former chief executive officer and a current member of the Company’s Board of Directors. As part of this separation agreement, Mr. Hedrick forfeited 100% of his unvested performance shares. As a result, the Company revised its forfeiture rates related to performance shares which resulted in a cumulative adjustment which reduced compensation expense by $0.7 million.

Common Stock Repurchase Program

In November 2007, the Board authorized the repurchase of up to 2 million shares of the Company’s outstanding common stock (the “2007 Plan”). No shares remain available under previous plans. In the first quarter of 2008, 478,634 shares were repurchased at an aggregate cost of $9.9 million, including commissions, under the 2007 Plan. No shares were repurchased during the second quarter of 2008. As of June 30, 2008, the Company had 1,521,366 shares authorized for repurchase under the 2007 Plan. Since the inception of the stock repurchase program in 1999, the Company has repurchased a total of approximately 19.8 million shares of its common stock at an aggregate cost of $279.3 million,

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

including commissions. The Company may in the future make purchases of its common stock pursuant to the 2007 Plan in open market transactions at prevailing prices and may engage in private transactions where appropriate. The repurchased shares will be available for issuance under employee benefit and stock incentive plans, or may be retired.

Reconciliation of Basic and Diluted Earnings Per Share

The reconciliation of basic and diluted earnings per share before extraordinary item is presented below:

	Three Months Ended June 30,
	2008			2007
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands)			(In thousands)
Basic earnings per share:
Net income	$19,234	44,686,103	$0.43	$9,599	45,698,262	$0.21

Effect of dilutive securities:
Unvested restricted stock	—	30,873		—	37,747
Unvested performance awards	—	—		—	66,640
Stock options	—	150,171		—	247,563

Diluted earnings per share:
Net income	$19,234	44,867,147	$0.43	$9,599	46,050,212	$0.21

	Six Months Ended June 30,
	2008			2007
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands)			(In thousands)
Basic earnings per share:
Net income	$33,722	44,823,527	$0.75	$24,718	45,816,757	$0.54

Effect of dilutive securities:
Unvested restricted stock	—	51,770		—	55,623
Unvested performance awards	—	25,281		—	69,939
Stock options	—	164,860		—	268,979

Diluted earnings per share:
Net income	$33,722	45,065,438	$0.75	$24,718	46,211,298	$0.53

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Twelve Months Ended June 30,
	2008			2007
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands)			(In thousands)
Basic earnings per share:
Income before extraordinary item	$83,757	45,070,647	$1.86	$61,552	46,478,096	$1.32

Effect of dilutive securities:
Unvested restricted stock	—	53,533		—	61,936
Unvested performance awards	—	47,097		—	80,795
Stock options	—	187,674		—	325,651

Diluted earnings per share:
Income before extraordinary item	$83,757	45,358,951	$1.85	$61,552	46,946,478	$1.31

Performance shares of 138,344, 122,619, and 72,158 were excluded from the computation of diluted earnings per share for the three, six and twelve months ended June 30, 2008, respectively, as no payouts would be required based upon current performance. These amounts assume a 100% performance level payout. Performance shares of 34,647 and 52,674 were excluded from the computation of diluted earnings per share for the six and twelve months ended June 30, 2007, respectively. These amounts assume a 100% performance level payout. No options were excluded from the computation of diluted earnings per share in 2008 and 2007.

F. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and in the states of Texas, New Mexico and Arizona. The Company is no longer subject to tax examination by the taxing authorities in the federal or state jurisdictions for years prior to 1998. The Company’s federal tax returns for the years 1999 through 2004 have been examined by the IRS. The Company is currently under audit for 2005 and 2006. On June 12, 2007, the Company received the IRS notice of proposed deficiency for the tax years 1999 through 2004. A previous IRS notice of proposed deficiency had been received for the years 1999 through 2002 in 2004. The primary audit adjustments proposed by the IRS related to (i) whether the Company was entitled to currently deduct payments related to the repair of the Palo Verde Unit 2 steam generators or whether these payments should be capitalized and depreciated and (ii) whether the Company was entitled to currently deduct payments related to the dry cask storage facilities for spent nuclear fuel or whether these payments should be capitalized and depreciated. A tax deficiency was also received proposing to include in taxable income capital costs paid by third parties for construction of a switchyard. The third parties have indemnified the Company against any tax liability associated with the switchyard. The proposed IRS adjustments would affect the timing of these deductions not their ultimate deductibility for federal tax purposes. The Company protested the audit adjustments through administrative appeals, which are ongoing. The Company believes that its treatment of the payments is supported by substantial legal authority.

A deficiency notice relating to the Company’s 1998 through 2003 income tax returns in Arizona contests a pollution control credit and the payroll apportionment factor. The Company is contesting these adjustments.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. A reconciliation of the June 30, 2008 and June 30, 2007 amount of unrecognized tax benefits is as follows (in millions):

	Six Months Ended June 30,
	2008	2007
Balance at beginning of period	$8.5	$6.8
Reductions based on tax positions related to the current year	(0.7)	—
Additions for tax positions of prior years	2.6	0.2
Reductions for tax positions of prior years	(0.3)	(0.4)

Balance at end of period	$10.1	$6.6

The Company has determined that the ultimate deductibility of the federal tax positions as of June 30, 2008 is “highly certain”, as such term is defined in FIN 48, but the timing of such deductibility is uncertain. Because of the impact of deferred tax accounting, the disallowance of the shorter deductibility period for these issues does not change the amount of tax expense other than associated interest and penalties. However, the timing of cash payments to the federal taxing authority would be affected. An unrecognized tax position of $0.1 million and $0.2 million for the twelve months ended June 30, 2008 and 2007, respectively, associated with state income taxes has been recognized as a component of income tax expense.

The Company recognizes in tax expense interest and penalties related to tax benefits that have not been recognized. During the three, six and twelve month periods ended June 30, 2008, the Company recognized approximately $0.1 million in interest. The Company had approximately $2.3 million for the payment of interest and penalties accrued at June 30, 2008.

G. Commitments, Contingencies and Uncertainties

For a full discussion of commitments and contingencies, see Note I of Notes to Consolidated Financial Statements in the 2007 Form l0-K. In addition, see Note B above and Notes B and C of Notes to Consolidated Financial Statements in the 2007 Form 10-K regarding matters related to wholesale power sales contracts and transmission contracts subject to regulation and Palo Verde, including decommissioning, spent fuel storage, disposal of low-level radioactive waste, reactor vessel heads and liability and insurance matters. See Note F for a discussion of tax contingencies and uncertainties.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Power Purchase and Sale Contracts

The Company has not entered into any new financially significant open contracts or power exchange agreements beyond those disclosed in the Company’s 2007 Form 10-K.

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

Environmental Matters

The Company is subject to regulation with respect to air, soil and water quality, solid waste disposal and other environmental matters by federal, state, tribal and local authorities. Those authorities govern current facility operations and have continuing jurisdiction over facility modifications. Failure to comply with these environmental regulatory requirements can result in actions by regulatory agencies or other authorities that might seek to impose on the Company administrative, civil and/or criminal penalties. In addition, unauthorized releases of pollutants or contaminants into the environment can result in costly cleanup obligations that are subject to enforcement by regulatory agencies. These laws and regulations are subject to change and, as a result of those changes, the Company may face additional capital and operating costs to comply.

Another way in which environmental matters may impact the Company’s operations and business is the implementation of the U.S. Environmental Protection Agency’s (“EPA”) Clean Air Interstate Rule (“CAIR”) which, as applied to the Company, may result in a requirement that it substantially reduce emissions of nitrogen oxides from its power plants in Texas and/or purchase allowances representing other parties’ emissions reductions starting in 2009. These requirements become more stringent in 2015, and are anticipated to require even further emissions reductions or additional allowance purchases. On July 11, 2008, the U.S. Court of Appeals for the District of Columbia vacated CAIR in its entirety. At present, it is unclear how the EPA and Congress will address the vacation of CAIR, what legislation or regulation will replace CAIR and how these developments will impact the Company.

The Company takes its environmental compliance seriously and is monitoring these issues so that the Company is best able to effectively adapt to any changes. While the Company strives to prepare for and implement actions necessary to comply with changing environmental regulations, substantial expenditures may be required for the Company to comply with such regulations in the future and, in some instances, those expenditures may be material. The Company believes it is impossible at present to meaningfully quantify the costs of these potential impacts.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company analyzes the costs of its obligations arising from environmental matters on an ongoing basis and believes it has made adequate provision in its financial statements to meet such obligations. As a result of this analysis, the Company has a provision for environmental remediation obligations of approximately $1.4 million as of June 30, 2008, related to compliance with federal and state environmental standards. However, unforeseen expenses associated with environmental compliance or remediation may occur and could have a material adverse effect on the future operations and financial condition of the Company.

The Company incurred the following expenditures during the three, six and twelve months ended June 30, 2008 and 2007 to comply with federal environmental statutes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2008	2007	2008	2007	2008	2007
Clean Air Act	$131	$547	$255	$805	$1,258	$1,519
Clean Water Act (1)	318	492	821	884	1,230	1,913

(1)	Includes $0.5 million adjustment reducing estimated remediation costs for the twelve months ended June 30, 2008.

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On April 4, 2007, the Company submitted its application for a New Source Review Air Quality Permit/Prevention of Significant Deterioration (“PSD”) permit to the TCEQ for Newman Unit 5. The Company received approval of its PSD application on May 22, 2008. Additional environmental permits other than the PSD are not required to begin construction of these new generating units because Newman Unit 5 will be constructed at an existing plant site and other permits are currently in place which will encompass the operation of Newman Unit 5.

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

On May 5, 2004, Wah Chang, a specialty metals manufacturer which operates a plant in Oregon, filed suit against the Company and other defendants in the United States District Court for the District of Oregon. (Wah Chang v. Avista Corporation, et al., No. 04-619AS). The complaint makes substantially the same allegations as were made in City of Tacoma v. American Electric Power Service Corp., et al., No. C04-5325RBL and seeks the same types of damages. This matter was transferred to the same court that heard and dismissed the City of Tacoma lawsuit and on February 11, 2005, the Court granted the Company’s motion to dismiss the case. Wah Chang filed notice of appeal with the U.S. Court of Appeals for the Ninth Circuit, and in November 2007, the Ninth Circuit upheld the dismissal of the suit. Wah Chang filed a motion for rehearing of the appeal, and on January 15, 2008, the Ninth Circuit denied Wah Chang’s motion. No appeal was filed to the U.S. Supreme Court, and the Ninth Circuit decision upholding the dismissal is final.

See Note B for discussion of the effects of regulation on the Company.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

I.	Employee Benefits

Retirement Plans

The net periodic benefit cost recognized for the three, six and twelve months ended June 30, 2008 and 2007 is made up of the components listed below as determined using the projected unit credit actuarial cost method (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2008	2007	2008	2007	2008	2007
Components of net periodic benefit cost:
Service cost	$1,213	$1,442	$2,538	$2,817	$5,355	$5,573
Interest cost	3,125	3,080	6,300	6,028	12,329	11,639
Expected return on plan assets	(3,563)	(3,131)	(7,138)	(6,268)	(13,407)	(11,719)
Amortization of:
Net loss	287	949	587	1,709	2,296	3,908
Prior service cost	33	29	58	58	115	116

Net periodic benefit cost	$1,095	$2,369	$2,345	$4,344	$6,688	$9,517

During the six months ended June 30, 2008, the Company contributed $7.8 million of its projected $13.6 million 2008 annual contribution to its retirement plans.

Other Postretirement Benefits

The net periodic benefit cost recognized for the three, six and twelve months ended June 30, 2008 and 2007 is made up of the components listed below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2008	2007	2008	2007	2008	2007
Components of net periodic benefit cost:
Service cost	$780	$1,043	$1,580	$2,250	$3,200	$4,774
Interest cost	1,525	1,755	3,100	3,413	5,740	6,111
Expected return on plan assets	(477)	(425)	(927)	(848)	(1,774)	(1,590)
Amortization of:
Prior service benefit	(710)	(718)	(1,435)	(1,435)	(2,869)	(2,916)
Net gain	(387)	—	(662)	—	(694)	—

Net periodic benefit cost	$731	$1,655	$1,656	$3,380	$3,603	$6,379

During the six months ended June 30, 2008, the Company contributed $2.0 million of its projected $3.4 million 2008 annual contribution to its postretirement plan.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

J.	Financial Instruments and Investments

The Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) during the first quarter of 2008. SFAS No. 157 requires the Company to provide expanded quantitative disclosures for financial assets and liabilities recorded on the balance sheet at fair value. Financial assets carried at fair value include the Company’s decommissioning trust investments and investments in debt securities. The Company has no liabilities that are measured at fair value on a recurring basis. To increase consistency and comparability in fair value measurements, this new standard establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

•

Level 1 – observable inputs that reflect quoted market prices for identical assets and liabilities in active markets. Financial assets utilizing Level 1 inputs include the nuclear decommissioning trust investments in active exchange-traded equity securities and U.S. treasury securities that are in a highly liquid and transparent market.

•

Level 2 – Inputs other than quoted market prices included in Level 1 that are observable for the asset or liability either directly or indirectly. Financial assets utilizing Level 2 inputs include the nuclear decommissioning trust investments in other fixed income securities. The fair value of these financial instruments is based on evaluated prices that reflect observable market information, such as actual trade information of similar securities, adjusted for observable differences.

•

Level 3 – Unobservable inputs using data that is not corroborated by market data and primarily based on internal Company analysis using models and various other analyses. Financial assets utilizing Level 3 inputs include the Company’s investment in debt securities.

The Company’s investment in debt securities (auction rate securities) have interest rates that reset frequently, and historically had provided a liquid market to sell the securities to meet cash requirements. These securities were and still are classified as trading securities by the Company. The auction rate securities had successful auctions through January 2008. However, beginning on February 13, 2008, auctions for $4.0 million of these investments have not been successful, resulting in the inability to liquidate these investments. These investments continue to pay interest. The fair value of these securities as of June 30, 2008 was based upon the average of (i) a discounted cash flow model valuation (income approach), where the expected cash flows of the securities were discounted to the present using a yield that incorporated estimated compensation for illiquidity; and (ii) a market comparables method (market approach), where the securities were valued based on indications from the secondary market, of what discount buyers demand when purchasing similar auction rate securities.

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair value of the Company’s decommissioning trust funds and investments in debt securities, at June 30, 2008, and the level within the three levels of the fair value hierarchy defined by SFAS No. 157 are presented in the table below (in thousands):

Description of Securities	Fair Value as of June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading Securities:
Investments in Debt Securities	$3,029	$—	$—	$3,029

Available for Sale Securities:
Decommissioning Trust Funds:
U.S. Government Bonds	$5,724	$5,724	$—	$—
Federal Agency Mortgage Backed Securities	11,197	—	11,197	—
Municipal Bonds	32,051	—	32,051	—
Corporate Asset Backed Obligations	4,779	—	4,779	—

Total Debt Securities	53,751	5,724	48,027	—

Common Stock	57,854	57,854	—	—
Mutual Funds	13,613	13,613	—	—

Total Equity Securities	71,467	71,467	—	—

Cash and Cash Equivalents	2,325	2,325	—	—

Total Decommissioning Trust Funds	$127,543	$79,516	$48,027	$—

The fair value of the investments in debt securities as of June 30, 2008 resulted in a charge to income of $0.4 million, $1.0 million, and $1.0 million for the three, six and twelve months ended June 30, 2008, respectively, and is reflected in the Company’s statement of operations as a reduction to investment and interest income. The table below reflects the changes during the period (in thousands):

Fair Value of Investments in Debt Securities
Balance at December 31, 2007	$—
Transfers into Level 3 (1)	4,000
Unrealized gain (loss) in fair value recognized in income	(529)

Balance at March 31, 2008	3,471
Transfers into Level 3	—
Unrealized gain (loss) in fair value recognized in income	(442)

Balance at June 30, 2008	$3,029

(1)	Amounts presented as being transferred in are based on the fair value at the beginning of the period.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

K.	Long-Term Debt

The Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission which became effective in May 2008. The shelf registration statement enables the Company to offer and issue debt securities, first mortgage bonds, shares of stock and certain other securities from time to time in one or more offerings.

In June 2008, the Company issued $150.0 million aggregate principal amount of its 7.5% Senior Notes due March 15, 2038 (the “Notes”) under its shelf registration statement. The proceeds from the issuance of the Notes of $148.7 million (net of a $1.3 million discount) were used to repay short-term borrowings of $44.0 million. The remaining proceeds will be used to fund capital expenditures and for other general corporate purposes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

E1 Paso Electric Company:

We have reviewed the condensed consolidated balance sheet of E1 Paso Electric Company and subsidiary as of June 30, 2008, the related condensed consolidated statements of operations and comprehensive operations for the three-month, six-month and twelve-month periods ended June 30, 2008 and 2007, and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2008 and 2007. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of E1 Paso Electric Company and subsidiary as of December 31, 2007, and the related consolidated statements of operations, comprehensive operations, changes in common stock equity, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived. Our report on the consolidated financial statements refers to a change in the Company’s accounting for conditional asset retirement obligations in 2005, share-based payments and defined benefit pension and other postretirement plans in 2006, and uncertainty in income taxes in 2007.

KPMG LLP

Houston, Texas
August 6, 2008

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

These forward-looking statements involve known and unknown risks that may cause our actual results in future periods to differ materially from those expressed in any forward-looking statement. Factors that would cause or contribute to such differences include, but are not limited to, such things as:

•	our rates in Texas following the Texas Freeze Period ending June 30, 2010,

•	our rates in New Mexico including the impact of the 2007 New Mexico Stipulation,

•	any changes in our New Mexico fuel and purchased power adjustment clause after the 2009 continuation filing,

•	loss of margins on off-system sales due to changes in wholesale power prices or availability of competitive generation resources,

•

ability of our operating partners to maintain plant operations and manage operation and maintenance costs at Palo Verde and Four Corners plants including additional costs associated with the degraded cornerstone status of Palo Verde,

•	reductions in output at generation plants operated by the Company,

•	unscheduled outages including outages at Palo Verde,

•	electric utility deregulation or re-regulation,

•	regulated and competitive markets,

•	ongoing municipal, state and federal activities,

•	economic and capital market conditions,

•	changes in accounting requirements and other accounting matters,

•	changing weather trends,

•	rates, cost recoveries and other regulatory matters including the ability to recover fuel costs on a timely basis,

•	changes in environmental regulations,

•	political, legislative, judicial and regulatory developments,

•	the impact of lawsuits filed against us,

•	the impact of changes in interest rates,

•	changes in, and the assumptions used for, pension and other post-retirement and post-employment benefit liability calculations, as well as actual and assumed investment returns on pension plan assets,

•	the impact of changing cost escalation and other assumptions on our nuclear decommissioning liability for Palo Verde,

•	Texas, New Mexico and electric industry utility service reliability standards,

•	homeland security considerations,

•	coal, uranium, natural gas, oil and wholesale electricity prices and availability, and

•	other circumstances affecting anticipated operations, sales and costs.

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

Palo Verde Operations

We own approximately 633 MW (undivided interest) of generating capacity in the three generating units at the Palo Verde nuclear power station. The operation of Palo Verde affects our ability to make off-system sales, impacts our fuel costs to native load customers and represents a significant portion of our non-fuel operating expenses. APS is the operating agent for Palo Verde, and we have limited ability under the ANPP Participation Agreement to influence operations and costs at Palo Verde. Palo Verde generation accounted for almost 55% of total Company generation in both the second quarters of 2008 and 2007. A spring refueling outage at Palo Verde Unit 2 began March 29, 2008 and was completed June 5, 2008. The 2007 spring refueling outage at Palo Verde Unit 1 began May 19, 2007 and was completed July 19, 2007.

Palo Verde operation and maintenance expenses increased $8.7 million in the first six months of 2008 compared to the first six months of 2007 primarily due to increased maintenance costs incurred during the 2008 spring refueling outage at Palo Verde Unit 2 including some unscheduled preventive maintenance and increased operating costs at all three units in response to an enhanced inspection regimen by the Nuclear Regulatory Commission (“NRC”). The NRC has placed Palo Verde Unit 3 in the “multiple/repetitive degraded cornerstone” column of the NRC’s action matrix which has resulted in an enhanced NRC inspection regimen for the entire plant. On February 15, 2008, the NRC issued Palo Verde the “Revised Palo Verde Nuclear Generating Station Confirmatory Action Letter” which requires that Palo Verde submit a plan to the NRC to remedy the issues identified by the NRC. On March 31, 2008, APS, the operator of

Palo Verde, issued its response to the NRC in which APS committed to specific tasks, with due dates, to address those issues. The NRC expects Palo Verde to make significant progress correcting the identified issues by September 30, 2008 and Unit 3 will remain in the “multiple/repetitive degraded cornerstone” column of the NRC’s action matrix until all identified issues are resolved. The enhanced inspection regimen and corrective actions has resulted in increased operating costs at the plant. While APS is working to reduce costs for the rest of the year, we are currently unable to predict the impact that the NRC’s increased oversight may have on Palo Verde’s operations and the cost of operations.

Transmission Dispute with Tucson Electric Power Company

In January 2006, we filed a complaint with the FERC to interpret the terms of a Power Exchange and Transmission Agreement (the “Transmission Agreement”) entered into with Tucson Electric Power Company (“TEP”) in 1982. TEP filed a complaint with the FERC one day later raising virtually identical issues. TEP claimed that, under the Transmission Agreement, it was entitled to up to 400 MW of firm transmission rights on our transmission system that would enable it to transmit power from a new generating station (the Luna Energy Facility (“LEF”) located near Deming, New Mexico) to Springerville or Greenlee in Arizona. We asserted that TEP’s rights under the Transmission Agreement do not include transmission rights necessary to transmit such power as contemplated by TEP and that TEP must acquire any such rights in the open market from us at applicable tariff rates or from other transmission providers. On April 24, 2006, the FERC ruled in our favor, finding that TEP does not have the transmission rights under the Transmission Agreement to transmit power from the LEF to Arizona. The ruling was based on written evidence presented and without an evidentiary hearing. TEP’s request for a rehearing of the FERC’s decision was granted in part and denied in part in an order issued October 4, 2006, and a hearing on the disputed issues were held before an Administrative Law Judge.

An initial decision was issued by the Administrative Law Judge on September 6, 2007. The Administrative Law Judge found that the Transmission Agreement allows TEP to transmit power from the Deming Plant to Arizona but limits that transmission to 200 MW on any segment of the circuit and to non-firm service on the segment from Luna to Greenlee. We and TEP have filed exceptions to the initial decision. The FERC will issue a final decision on the merits after review of the initial decision and the briefs on exceptions and replies to exceptions. While we believe that we will prevail on all points, we cannot predict the outcome of this case. During 2006, 2007, and the first six months of 2008, TEP paid us $9.1 million for transmission service relating to the LEF. We have established a reserve for rate refund for $6.0 million related to this issue. If the FERC rules in TEP’s favor, we may be required to refund all of the $9.1 million we have received from TEP for transmission service relating to the LEF and may lose the opportunity to receive compensation from TEP for such transmission service in the future. An adverse ruling by the FERC could have a negative effect on our results of operations and cash flows.

Fair Value of Investments in Debt Securities

Our investment in debt securities (auction rate securities) provided for interest rates to be reset on a short-term basis which historically provided a liquid market to sell the securities to meet cash requirements. The auction rate securities were purchased as a temporary investment, and we have classified them as trading securities. The auction rate securities had successful auctions through January 2008. However, beginning on February 13, 2008, auctions for $4.0 million of these investments have not been successful, resulting in the inability to liquidate these investments. These investments continue to pay interest. The fair value of these securities as of June 30, 2008 was based upon the average of (i) a discounted cash flow model valuation (income approach), where the expected cash flows of the securities were discounted to the present using a yield that incorporated estimated compensation for illiquidity; and (ii) a market comparables method (market approach), where the securities were valued based on indications from the secondary market, of what discount buyers demand when purchasing similar auction rate securities. The Company’s ultimate gain or loss on these securities will be determined when they are sold.

Summary

The following is an overview of our results of operations for the three, six and twelve month periods ended June 30, 2008 and 2007. Income for the three, six and twelve month periods ended June 30, 2008 and 2007 is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2008	2007	2008	2007	2008	2007
Net income before extraordinary item (in thousands)	$19,234	$9,599	$33,722	$24,718	$83,757	$61,552
Basic earnings per share before extraordinary item	0.43	0.21	0.75	0.54	1.86	1.32

The following table and accompanying explanations show the primary factors affecting the after-tax change in income before extraordinary item between the 2008 and 2007 periods presented (in thousands):

	Three Months Ended	Six Months Ended	Twelve Months Ended

June 30, 2007 net income before extraordinary item and cumulative effect of accounting change	$9,599	$24,718	$61,552
Change in (net of tax):
Increased retail non-fuel base revenues (a)	7,291	8,439	19,285
Deregulated Palo Verde Unit 3 proxy market pricing (b)	3,467	5,284	6,107
Increased transmission wheeling revenue (c)	1,437	2,230	2,400
Decreased administrative and general expense (d)	1,336	661	3,102
Increased AFUDC and capitalized interest (e)	1,012	2,362	6,313
Increased Palo Verde operations and maintenance expense (f)	(2,692)	(5,468)	(11,845)
Increased operations and maintenance at coal and gas-fired generating plants (g)	(1,322)	(2,981)	(3,838)
Increased depreciation and amortization	(1,065)	(2,051)	(2,615)
Increased interest on long-term debt (h)	(938)	(1,668)	(2,118)
Increased (decreased) off-system sales margins retained	(847)	981	(3,566)
Other	1,956	1,215	8,980

June 30, 2008 net income before extraordinary item	$19,234	$33,722	$83,757

(a)	Non-fuel retail base revenues exclude fuel recovered through New Mexico base rates. Non-fuel retail base revenues increased for the three, six, and twelve month periods ending June 30, 2008 compared to the same periods last year primarily due to 6.9%, 4.7%, and 4.9% increases in kWh sales, respectively, to retail customers as a result of the return to normal summer weather in 2008 compared to cooler summer weather in 2007 and increases in the number of customers served.
(b)	Deregulated Palo Verde Unit 3 proxy market pricing reflects higher proxy market prices for deregulated Palo Verde Unit 3 power sold to retail customers in all three periods.
(c)	Increased revenues for transmission wheeling for all periods in 2008 are largely due to increased revenues for wheeling power in southern New Mexico and for wheeling power in Arizona.
(d)	Administrative and general expenses were lower due to decreased pension and post-retirement benefits expenses primarily resulting from an increase in the discount rate for the associated liabilities.
(e)	AFUDC (allowance for funds used during construction) and capitalized interest increased for all periods in 2008 due to increased construction work in progress subject to AFUDC and increased nuclear fuel balances subject to capitalized interest in 2008. AFUDC also increased for the twelve months ended June 30, 2008 compared to the same period last year due to the re-application of SFAS No. 71 to our Texas jurisdiction beginning December 31, 2006.
(f)

Palo Verde non-fuel operations and maintenance expenses increased for the three, six, and twelve months ended June 30, 2008 compared to the same periods last year due to higher maintenance costs at Palo Verde Unit 2 associated with refueling the unit and increased operating costs at all three units. Palo Verde non-fuel operations and maintenance expenses also increased for the twelve months ended June 30, 2008 compared to the twelve months ended June 30, 2007 due to higher maintenance costs at Palo Verde Unit 3 associated with the steam generator replacement and refueling in the fourth quarter of 2007.
(g)	Operation and maintenance costs increased at our fossil-fueled generating plants as planned major maintenance was performed at Four Corners Unit 5 and Newman Unit 3 in 2008. In the first six months of 2007 no major maintenance was performed at our fossil-fueled generating units.
(h)	Interest expense on long-term debt increased for all periods in 2008 due to higher interest rates on pollution control bonds and the issuance of $150 million of 7.5% Senior Notes in June 2008. The interest rates on two series of pollution control bonds are reset through weekly auctions which, due to well publicized problems in the auction rate market, has resulted in higher interest rates on the two series of bonds in 2008. Interest expense on long-term debt also increased for the twelve months ended June 30, 2008 compared to the same period in 2007 due to increased interest expense due to increased borrowing by our nuclear fuel trust.

Historical Results of Operations

The following discussion includes detailed descriptions of factors affecting individual line items in the results of operations. The amounts presented below are presented on a pre-tax basis.

Operating revenues

We realize revenue from the sale of electricity to retail customers at regulated rates and the sale of energy in the wholesale power market generally at market based prices. Sales for resale (which are wholesale sales within our service territory) accounted for less than 1% of revenues. Off-system sales are wholesale sales into markets outside our service territory. Off-system sales are primarily made in off-peak periods when we have competitive generation capacity available after meeting our regulated service obligations. Under the terms of our rate agreements in Texas and New Mexico, we share 25% of our off-system sales margins with our customers in Texas and New Mexico (effective July 1, 2005 and July 1, 2007, respectively). We are also sharing 25% of our off-system sales margins with our sales for resale customer under the terms of a new contract which was effective April 1, 2008. In July 2010, off-system sales margins shared with customers increases to 90%.

Revenues from the sale of electricity include fuel costs that are recovered from our customers through fuel adjustment mechanisms. A significant portion of fuel costs are also recovered through base rates in New Mexico. We record deferred fuel revenues for the difference between actual fuel costs and fuel revenues until such amounts are collected from or refunded to customers. “Non-fuel base revenues” refers to our revenues from the sale of electricity excluding such fuel costs.

Retail non-fuel base revenue percentages by customer class are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2008	2007	2008	2007	2008	2007
Residential	37%	38%	39%	39%	39%	40%
Commercial and industrial, small	38	37	37	36	37	36
Commercial and industrial, large	8	9	8	9	8	9
Sales to public authorities	17	16	16	16	16	15

Total retail non-fuel base revenues	100%	100%	100%	100%	100%	100%

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

Weather significantly impacts our residential, small commercial and industrial customers, and to a lesser extent, our sales to public authorities. For the quarter ended June 30, 2008, retail non-fuel base revenues were positively impacted by the return to normal summer weather in 2008 compared to cooler summer weather in the quarter ended June 30, 2007. Heating and cooling degree days can be used to evaluate the effect of weather on energy use. For each degree the average outdoor temperature varies from a standard of 65 degrees Fahrenheit a degree day is recorded. The table below shows heating and cooling degree days compared to a 10-year average.

	Three Months Ended June 30,		10-Year Average	Six Months Ended June 30,		10-Year Average	Twelve Months Ended June 30,		10-Year Average*
	2008	2007		2008	2007		2008	2007
Heating degree days	83	87	69	1,274	1,375	1,271	2,185	2,355	2,329
Cooling degree days	989	824	972	1,013	857	986	2,668	2,152	2,525

*	Calendar year basis.

Customer growth is a key driver in our retail sales growth. The average number of retail customers grew between 2.0% to 2.2% for the three, six, and twelve months ended June 30, 2008 when compared to the same periods last year. See the tables presented on pages 38, 39, and 40 which provide detail on the average number of retail customers and the related revenues and kWh sales.

Retail non-fuel base revenues. Retail non-fuel base revenues increased by $11.6 million or 10.4% for the three months ended June 30, 2008 when compared to the same period last year. Revenues from the small commercial and industrial customers increased $5.1 million, or 12.2%, in the second quarter of 2008 compared to the same period in 2007. Residential non-fuel base revenues increased by $3.9 million, or 9.4%, and other public authority non-fuel base revenues increased $2.9 million, or 16.4%, in the second quarter of 2008 when compared to the same period in 2007. KWh sales to residential, small commercial and industrial, and public authority customers were all positively impacted by the return to normal summer weather in 2008 compared to cooler summer weather in 2007. During the second quarter of 2008, cooling degree days were 20% above last year and 2% above the 10-year average. KWh sales to residential, small commercial and industrial, and other public authority customers increased by 9.2%, 6.3%, and 10.2%, respectively. The increase in kWh sales was also impacted by a 2.0% increase in the average number of customers in the second quarter of 2008 compared to the same period in 2007. Revenues from residential, small commercial and industrial and public authority customers also benefited from a non-fuel base rate increase in New Mexico effective July 1, 2007. Other public authority non-fuel base revenues also increased due to increased sales to military bases, colleges and universities. Retail non-fuel base revenues from large commercial and industrial customers decreased $0.3 million, or 3.4%, due to the transfer of several customers to the small commercial and industrial class and the carryover impact of the loss of several customers in 2007.

Retail non-fuel base revenues for the six months ended June 30, 2008 increased by $13.4 million, or 6.3%, compared to the same period in 2007. Residential non-fuel base revenues increased $3.6 million, or 4.3%, due to a 4.1% increase in residential kWh sales. KWh sales growth for residential customers was primarily driven by the return to normal weather in 2008. In the first six months of 2008, cooling degree days were 18% above last year and 3% above the 10-year average. However, heating degree days were 7.3% below 2007 and almost the same as the 10-year average. Non-fuel base revenues from small commercial and industrial customers increased by $7.0 million, or 9.1%, in 2008 due primarily to a 5.3% increase in kWh sales during the first six months of 2008 compared to the same period in 2007. The increase in kWh sales reflects a 6.4% increase in the average number of customers served. Other public authority non-fuel base revenues increase by $3.8 million, or 11.4%, in 2008 due to an 8.7% increase in kWh sales reflecting increased sales to military bases, colleges and universities, and the return to normal weather in 2008. Revenue from residential, small commercial and industrial and public authority customers also benefited from the non-fuel base rate increase in New Mexico effective July 1, 2007. Large commercial and industrial non-fuel base revenues decreased $1.0 million, or 5.2%, due to the transfer of several customers to the small commercial and industrial class and the carryover impact of the loss of several customers in 2007.

Retail non-fuel base revenues increased by $30.6 million, or 6.8%, for the twelve months ended June 30, 2008 when compared to the same period last year. Kilowatt-hour sales to the residential, small commercial and industrial and other public authority classes not only benefited by the return to normal summer weather in the second quarter of 2008, but also a hotter than normal summer in the third quarter of 2007. Cooling degree days were 24% above last year and 6% above the 10-year average. Revenues from residential, small commercial and industrial and public authority customers also benefited from the non-fuel base rate increase in New Mexico that became effective in July 2007. Residential non-fuel base revenues increased by $11.3 million, or 6.4%, for the twelve months ended June 30, 2008 when compared to the same period last year as the result of a 6.6% increase in residential kWh sales. Non-fuel base revenues from small commercial and industrial customers increased by $14.1 million, or 8.7%, in 2008 due primarily to a 5.6% increase in kWh sales during the twelve months ended June 30, 2008 compared to the same period last year. The increase in kWh sales reflects a 6.4% increase in the average number of customers served. Other public authority non-fuel base revenues increased $7.8 million, or 11.3%, for the twelve month period in large part due to a 7.1% increase in kWh sales. Large commercial and industrial non-fuel base revenues decreased $2.6 million, or 6.4%, for the twelve month period due to the loss of several large customers and transfer of several customers to the small commercial and industrial class.

Fuel revenues. Fuel revenues consist of: (i) revenues collected from customers under fuel recovery mechanisms approved by the state commissions and FERC, (ii) deferred fuel revenues which are comprised of the difference between fuel costs and fuel revenues collected from customers and (iii) fuel costs recovered in base rates in New Mexico. In New Mexico and with our sales for resale customer, the fuel adjustment clause allows us to reflect current fuel costs above the amount recovered in base rates and to recover under-recoveries or refund over-recoveries with a two-month lag. In Texas, fuel costs are recovered through a fixed fuel factor that may be adjusted two times per year. In addition, if we materially over-recover fuel costs, we must seek to refund the over-recovery, and if we materially under-recover fuel costs, we may seek a surcharge to recover those costs.

Natural gas prices have increased significantly in 2008 resulting in significant increases in fuel costs including purchased power costs and associated fuel under-recoveries. As a result, deferred fuel revenues in Texas have increased substantially as the increase in fuel costs have not yet been reflected in the fixed fuel factor. Also, deferred fuel revenues in New Mexico have increased due to the decision to defer recovery of a portion of New Mexico fuel under-collections until October 2008, after the summer cooling season, to reduce the impact on our customers. As a result, we recorded deferred fuel revenues of $40.7 million, $42.8 million, and $50.2 million in the three, six, and twelve month periods ended June 30, 2008. In the three and six month periods ended June 30, 2007, we recorded deferred fuel revenue of $17.9 million and $10.4 million and in the twelve month period ended June 30, 2007, we had an over-collection of fuel revenues of $1.2 million. We have placed one fuel surcharge into effect and are seeking another surcharge to collect deferred fuel under-recoveries in Texas.

Off-system sales. Off-system sales are primarily made in off-peak periods when we have competitive generation capacity available after meeting our regulated service obligations. Typically, we realize a significant portion of our off-system sales margins in the first quarter of each calendar year when our native load is lower than at other times of the year allowing for the sale in the wholesale market of relatively larger amounts of off-system energy generated from lower cost generating resources. Palo Verde’s availability is an important factor in realizing these off-system sales margins. The table below shows the MWhs, sales revenue, fuel costs, total margins, and retained margins made on off-system sales for the three, six, and twelve month periods (in thousands except for MWhs).

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2008	2007	2008	2007	2008	2007
MWh sales	564,119	498,995	1,676,805	1,174,006	2,704,093	2,133,436
Sales revenues	$50,082	$29,705	$123,599	$66,321	$183,252	$121,552
Fuel cost	$47,890	$26,006	$106,423	$52,281	$160,536	$93,413
Total margin	$2,192	$3,699	$17,175	$14,040	$22,716	$28,139
Retained margin	$1,644	$2,990	$12,907	$11,349	$17,072	$22,733

Off-system sales increased $20.4 million, $57.3 million, and $61.7 million for the three, six, and twelve month periods ended June 30, 2008 when compared to the same periods last year due to increased average market prices and increased off-system MWh sales. MWh sales increased 13.1%, 42.8%, and 26.7% for the three, six, and twelve month periods, respectively. Customers receive 25% of the off-system sales margins pursuant to the applicable rate agreements. Prior to July 1, 2007, we retained 100% of off-system sales margins in New Mexico and prior to April 1, 2008 we retained 100% of off-system sales margins allocated to our sales for resale customer. For the three month period ended June 30, 2008, retained margins decreased $1.3 million when compared to the same period in 2007 due primarily to higher costs of energy to make off-system sales due to the timing of Palo Verde refueling outages. The 2008 spring outage began in late March 2008 when off-system sales margins are typically higher. The spring 2007 outage began in mid-May. This timing difference in spring outages led to tighter margins in 2008.

For the six months ended June 30, 2008, our retained margins increased $1.6 million over the corresponding period in 2007. The increase in off-system sales margins for the six month period was primarily the result of an off-system sale transaction. In May 2007, the Company began selling 100 MW of firm energy and 50 MW of contingent energy to the Imperial Irrigation District. The firm portion of this sale is made through a 100 MW purchase of firm energy from CreditSuisse, LLC and the contingent portion is generally from our generating plants. During the first six months of 2008, the net margin from this transaction resulted in $7.5 million in gross off-system sales margins compared to $0.7 million during the same period last year. This increase was offset by reduced margins on our other off-system sales due to higher costs of energy to make off-system sales largely the result of the relative timing of Palo Verde refueling outages. For the twelve month period ended June 30, 2008, retained margins decreased $5.7 million when compared to the same period in 2007 due primarily to higher costs of energy to make off-system sales.

Comparisons of kWh sales and operating revenues are shown below (in thousands):

			Increase (Decrease)
Quarter Ended June 30:	2008	2007	Amount	Percent
kWh sales:
Retail:
Residential	544,942	499,059	45,883	9.2%
Commercial and industrial, small	597,315	561,960	35,355	6.3
Commercial and industrial, large	305,688	304,644	1,044	0.3
Sales to public authorities	389,213	353,231	35,982	10.2

Total retail sales	1,837,158	1,718,894	118,264	6.9

Wholesale:
Sales for resale	15,874	14,699	1,175	8.0
Off-system sales	564,119	498,995	65,124	13.1

Total wholesale sales	579,993	513,694	66,299	12.9

Total kWh sales	2,417,151	2,232,588	184,563	8.3

Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$45,862	$41,936	$3,926	9.4%
Commercial and industrial, small	46,569	41,499	5,070	12.2
Commercial and industrial, large	9,678	10,014	(336)	(3.4)
Sales to public authorities	20,627	17,714	2,913	16.4

Total retail non-fuel base revenues	122,736	111,163	11,573	10.4

Wholesale:
Sales for resale	501	585	(84)	(14.4)

Total non-fuel base revenues	123,237	111,748	11,489	10.3

Fuel revenues:
Recovered from customers during the period	47,015	48,736	(1,721)	(3.5	)(1)
Under (over) collection of fuel	40,737	17,941	22,796	—
New Mexico fuel in base rates	16,631	7,394	9,237	—

Total fuel revenues	104,383	74,071	30,312	40.9
Off-system sales	50,082	29,705	20,377	68.6
Other	6,703	3,767	2,936	77.9	(2)

Total operating revenues	$284,405	$219,291	$65,114	29.7

Average number of retail customers:
Residential	319,766	314,591	5,175	1.6%
Commercial and industrial, small	35,843	33,844	1,999	5.9
Commercial and industrial, large	53	56	(3)	(5.4)
Sales to public authorities	4,864	4,841	23	0.5

Total	360,526	353,332	7,194	2.0

(1)	Excludes $4.9 million and $6.1 million, respectively, of prior periods deferred fuel revenues recovered through Texas fuel surcharges.
(2)	Represents revenues with no related kWh sales.

			Increase (Decrease)
Six Months Ended June 30:	2008	2007	Amount	Percent
kWh sales:
Retail:
Residential	1,050,390	1,008,738	41,652	4.1%
Commercial and industrial, small	1,075,574	1,021,356	54,218	5.3
Commercial and industrial, large	579,094	579,066	28	—
Sales to public authorities	703,687	647,085	56,602	8.7

Total retail sales	3,408,745	3,256,245	152,500	4.7

Wholesale:
Sales for resale	25,753	24,101	1,652	6.9%
Off-system sales	1,676,805	1,174,006	502,799	42.8

Total wholesale sales	1,702,558	1,198,107	504,451	42.1

Total kWh sales	5,111,303	4,454,352	656,951	14.7

Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$86,972	$83,374	$3,598	4.3%
Commercial and industrial, small	84,173	77,141	7,032	9.1
Commercial and industrial, large	18,347	19,362	(1,015)	(5.2)
Sales to public authorities	37,055	33,275	3,780	11.4

Total retail non-fuel base revenues	226,547	213,152	13,395	6.3

Wholesale:
Sales for resale	895	960	(65)	(6.8)

Total non-fuel base revenues	227,442	214,112	13,330	6.2

Fuel revenues:
Recovered from customers during the period	85,629	95,073	(9,444)	(9.9	)(1)
Under (over) collection of fuel	42,772	10,382	32,390	—
New Mexico fuel in base rates	32,725	14,375	18,350	—

Total fuel revenues	161,126	119,830	41,296	34.5
Off-system sales	123,599	66,321	57,278	86.4
Other	12,478	7,445	5,033	67.6	(2)

Total operating revenues	$524,645	$407,708	$116,937	28.7

Average number of retail customers:
Residential	319,062	314,011	5,051	1.6%
Commercial and industrial, small	35,616	33,476	2,140	6.4
Commercial and industrial, large	53	57	(4)	(7.0)
Sales to public authorities	4,864	4,825	39	0.8

Total	359,595	352,369	7,226	2.1

(1)	Excludes $4.9 million and $15.0 million, respectively, of prior periods deferred fuel revenues recovered through Texas fuel surcharges.
(2)	Represents revenues with no related kWh sales.

			Increase (Decrease)
Twelve Months Ended June 30:	2008	2007	Amount	Percent
kWh sales:
Retail:
Residential	2,274,320	2,132,936	141,384	6.6%
Commercial and industrial, small	2,270,646	2,150,212	120,434	5.6
Commercial and industrial, large	1,195,066	1,215,625	(20,559)	(1.7)
Sales to public authorities	1,440,982	1,345,179	95,803	7.1

Total retail sales	7,181,014	6,843,952	337,062	4.9

Wholesale:
Sales for resale	49,942	45,818	4,124	9.0
Off-system sales	2,704,093	2,133,436	570,657	26.7

Total wholesale sales	2,754,035	2,179,254	574,781	26.4

Total kWh sales	9,935,049	9,023,206	911,843	10.1

Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$188,160	$176,829	$11,331	6.4%
Commercial and industrial, small	175,123	161,058	14,065	8.7
Commercial and industrial, large	38,077	40,660	(2,583)	(6.4)
Sales to public authorities	76,543	68,744	7,799	11.3

Total retail non-fuel base revenues	477,903	447,291	30,612	6.8

Wholesale:
Sales for resale	1,854	1,846	8	0.4

Total non-fuel base revenues	479,757	449,137	30,620	6.8

Fuel revenues:
Recovered from customers during the period	187,939	212,715	(24,776)	(11.6	)(1)
Under (over) collection of fuel	50,218	(1,228)	51,446	—
New Mexico fuel in base rates	69,837	30,152	39,685	—

Total fuel revenues	307,994	241,639	66,355	27.5
Off-system sales	183,252	121,552	61,700	50.8
Other	23,361	17,610	5,751	32.7	(2)

Total operating revenues	$994,364	$829,938	$164,426	19.8

Average number of retail customers:
Residential	317,641	312,148	5,493	1.8%
Commercial and industrial, small	35,270	33,157	2,113	6.4
Commercial and industrial, large	54	58	(4)	(6.9)
Sales to public authorities	4,853	4,805	48	1.0

Total	357,818	350,168	7,650	2.2

(1)	Excludes $12.8 million and $46.2 million of deferred fuel revenues recovered through Texas fuel surcharges, respectively.
(2)	Represents revenues with no related kWh sales.

Energy expenses

Our sources of energy include electricity generated from nuclear fuel, natural gas and coal generating plants and purchased power. Palo Verde represents approximately 42% of our available net generating capacity and approximately 54%, 59% and 54%, respectively, of our Company generated energy for the three, six and twelve months ended June 30, 2008. Recent increases in the price of natural gas which also influences the price of purchased power has had a significant impact on our cost of energy in each of the three, six and twelve month periods ended June 30, 2008.

Our energy expenses increased $45.9 million or 44.9% for the three months ended June 30, 2008 when compared to 2007 primarily due to (i) increased costs of purchased power of $25.9 million due to a 39% increase in the market prices for power and a 24% increase in MWh purchased, and (ii) increased natural gas costs of $19.4 million primarily due to a 31% increase in the average price of natural gas. The table below details the sources and costs of energy for the three months ended June 30, 2008 and 2007.

	Three Months Ended June 30,
	2008			2007
Fuel Type	Cost	MWh	Cost per MWh	Cost	MWh	Cost per MWh
	(in thousands)			(in thousands)
Natural gas	$78,210	717,188	$109.05	$58,807	704,968	$83.42
Coal	3,104	132,529	23.42	2,254	121,302	18.58
Nuclear	5,490	1,003,759	5.47	5,722	1,001,914	5.71

Total	86,804	1,853,476	46.83	66,783	1,828,184	36.53
Purchased power	61,218	722,243	84.76	35,339	580,817	60.84

Total energy	$148,022	2,575,719	57.47	$102,122	2,409,001	42.39

Our energy expenses increased $88.1 million or 50% for the six months ended June 30, 2008 when compared to 2007 primarily due to (i) increased costs of purchased power of $54.6 million due to a 47% increase in the MWh purchased and a 28% increase in the market prices for power, and (ii) increased natural gas costs of $33.3 million due to a 21% increase in the average price of natural gas and an 11.7% increase in natural gas generation. A significant portion of purchased power was for the purpose of supplying energy for off-system sales. We entered into a contract with CreditSuisse Energy, LLC to purchase capacity and energy effective in May 2007 for the purpose of selling off-system capacity and energy to the Imperial Irrigation District. The table below details the sources and costs of energy for the six month periods ended June 30, 2008 and 2007.

	Six Months Ended June 30,
	2008			2007
Fuel Type	Cost	MWh	Cost per MWh	Cost	MWh	Cost per MWh
	(in thousands)			(in thousands)
Natural gas	$129,322	1,290,278	$100.23	$95,984	1,155,361	$83.08
Coal	6,006	284,512	21.11	5,437	300,841	18.07
Nuclear	12,407	2,265,287	5.48	12,826	2,250,070	5.70

Total	147,735	3,840,077	38.47	114,247	3,706,272	30.83
Purchased power	116,576	1,570,626	74.22	61,998	1,067,997	58.05

Total energy	$264,311	5,410,703	48.85	$176,245	4,774,269	36.92

Our energy expenses increased $125.8 million or 36.7% for the twelve months ended June 30, 2008 when compared to 2007 primarily due to (i) increased costs of purchased power of $68.0 million due to a 31% increase in the MWh purchased and a 22% increase in the market prices for power, and (ii) increased natural gas costs of $58.2 million due to a 20.5% increase in natural gas generation and a 7.9% increase in the average price of natural gas. The table below details the sources and costs of energy for the twelve month periods ended June 30, 2008 and 2007.

	Twelve Months Ended June 30,
	2008				2007
Fuel Type	Cost		MWh	Cost per MWh	Cost	MWh	Cost per MWh
	(in thousands)				(in thousands)
Natural gas	$251,503	(a)	2,897,933	$86.79	$193,352	2,404,382	$80.42
Coal	11,912		697,835	17.07	11,094	709,390	15.64
Nuclear	23,574		4,245,132	5.55	24,787	4,459,940	5.56

Total	286,989		7,840,900	36.60	229,233	7,573,712	30.27
Purchased power	181,411		2,692,326	67.38	113,363	2,048,024	55.35

Total energy	$468,400		10,533,226	44.47	$342,596	9,621,736	35.61

(a)	Excludes a refund of $2.7 million of gas transmission reservation costs recorded in 2007.

Other operations expense

Other operations expense increased $0.4 million, or 0.7%, for the three months ended June 30, 2008 compared to the same period last year primarily due to increased Palo Verde operations expense of $2.7 million partially offset by decreased administrative and general expenses of $2.1 million. The decrease in administrative and general expenses was primarily due to a decrease in pension and other post-retirement benefits expense primarily as a result of an increase in the discount rate for the associated liabilities.

Other operations expense increased $3.6 million, or 3.8%, for the six months ended June 30, 2008 compared to the same period last year primarily due to (i) increased Palo Verde operations expense of $4.0 million and (ii) increased transmission and distribution expense of $1.3 million. These increases were partially offset by decreased administrative and general expenses of $1.0 million largely due to a decrease in pension and other post-retirement benefits expense primarily as a result of an increase in the discount rate for the associated liabilities.

Other operations expense increased $4.5 million, or 2.3%, for the twelve months ended June 30, 2008 compared to the same period last year primarily due to increased Palo Verde operations expense of $8.7 million. This increase was partially offset by decreased administrative and general expenses of $4.9 million as a result of a decrease in pension and other post-retirement benefits expense due primarily to an increase in the discount rate for the associated liabilities.

Maintenance expense

Maintenance expense increased $3.5 million, or 20.7%, for the three months ended June 30, 2008 compared to the same period last year primarily due to (i) increased maintenance expense at our fossil-fired generating plants of $2.0 million and (ii) increased Palo Verde maintenance expense including unscheduled preventive maintenance of $1.6 million during the refueling of Palo Verde Unit 2 in 2008. Major maintenance was performed at Four Corners Unit 5 and Newman Unit 3 in 2008. In the second quarter of 2007, no major maintenance was performed at our fossil-fired generation units.

Maintenance expense increased $9.4 million, or 32.8%, for the six months ended June 30, 2008 compared to the same period last year primarily due to (i) increased Palo Verde maintenance expense of $4.7 million relating to additional maintenance including unscheduled preventive maintenance during a refueling outage at Palo Verde Unit 2 and (ii) increased maintenance expense at our gas-fired generating plants of $4.7 million. Major maintenance was performed at Four Corners Unit 5 and Newman Unit 3 in 2008. In the second quarter of 2007, no major maintenance was performed at our fossil-fired generating units.

Maintenance expense increased $14.7 million, or 28.3%, for the twelve months ended June 30, 2008 compared to the same period last year primarily due to (i) increased Palo Verde maintenance expense of $10.1 million relating to additional maintenance during a spring 2008 refueling outage at Palo Verde Unit 2 and maintenance during a refueling outage and steam generator repair at Palo Verde Unit 3 in the fourth quarter of 2007 and (ii) increased maintenance expense at our gas-fired generating plants of $5.9 million due to the timing of planned maintenance.

Depreciation and amortization expense

Depreciation and amortization expense increased $1.7 million, $3.3 million and $4.2 million for the three, six and twelve months ended June 30, 2008 compared to the same periods last year primarily due to increases in depreciable plant balances.

Other income (deductions)

Other income (deductions) increased $0.7 million for the three months ended June 30, 2008 compared to the same period last year primarily due to increased construction work in progress subject to AEFUDC in 2008.

Other income (deductions) decreased $0.3 million for the six months ended June 30, 2008 compared to the same period last year primarily due to impairments of equity investments in our decommissioning trust funds of $1.3 million and a decrease in the fair value of our investments in auction rate securities of $1.0 million in 2008 with no comparable activity in 2007. These decreases were partially offset by increased construction work in progress subject to AEFUDC in 2008.

Other income (deductions) increased $3.9 million for the twelve months ended June 30, 2008 compared to the same period last year primarily due to increased AEFUDC due to the re-application of SFAS No. 71 to our Texas jurisdiction beginning December 31, 2006 and increased construction work in progress subject to AEFUDC in 2007 and 2008.

Interest charges (credits)

Interest charges (credits) increased $1.2 million for the three months ended June 30, 2008 compared to the same period last year primarily due to (i) a $0.9 million increase in interest related to the issuance of our 7.50% Senior Notes in June 2008 and (ii) a $0.6 million increase in interest related to our nuclear fuel trust and our pollution control bonds. The interest rate on the two series of our pollution control bonds are reset through weekly auctions which has resulted in higher interest rates during 2008. These increases were partially offset by a $0.5 million increase for the three months ended June 30, 2008 in AFUDC and capitalized interest as a result of increased construction work in progress and nuclear fuel subject to AFUDC and capitalized interest.

Interest charges (credits) increased $1.4 million for the six months ended June 30, 2008 compared to the same period last year primarily due to (i) a $0.9 million increase in interest related to the issuance of our 7.50% Senior Notes in June 2008 and (ii) a $1.8 million increase in interest related to our nuclear fuel trust and our pollution control bonds. These increases were partially offset by a $1.4 million increase for the six months ended June 30, 2008 in AFUDC and capitalized interest as a result of increased construction work in progress and nuclear fuel subject to AFUDC and capitalized interest.

Interest charges (credits) for the twelve month period ended June 30, 2008 increased $0.1 million compared to the same period last year. The increases in interest related to the pollution control bonds, the issuance of our 7.50% Senior Notes, and the nuclear fuel trust were offset by increased AFUDC and capitalized interest.

Income tax expense

Income tax expense increased by $3.3 million in the second quarter of 2008 compared to the second quarter of 2007 as a result of increased pre-tax income offset by increases in certain permanent tax differences in 2008.

Income tax expense increased by $1.9 million in the six months ended June 30, 2008 compared to the six months ended June 30, 2007 as a result of increased pre-tax income offset by increases in certain permanent tax differences in 2008.

Income tax expense increased by $0.2 million in the twelve months ended June 30, 2008 compared to the twelve months ended June 30, 2007 as the increase in pre-tax income was partially offset by increases in certain permanent tax differences in the 2008 period. In addition, income taxes for the twelve-months ended June 30, 2008 were reduced for adjustments to income tax accruals related to prior years including an adjustment to deferred income taxes associated with the accrual of other post-retirement benefits.

Extraordinary gain

The extraordinary gain on re-application of SFAS No. 71 for the twelve months ended June 30, 2007 relates to our determination that we met the criteria necessary to re-apply SFAS No. 71 to our Texas jurisdiction beginning December 31, 2006. The re-application of SFAS No. 71 to our Texas jurisdiction resulted in a $6.1 million extraordinary gain, net of tax, for the year ended December 31, 2006. For a full discussion on the re-application of SFAS No. 71 to our Texas jurisdiction, see Note A of Notes to Consolidated Financial Statements in the 2007 Form 10-K.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates without having to apply complex hedge accounting provisions. Unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings at each subsequent reporting date. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have determined to continue to recognize the fair value of our financial instruments under current elections and did not change the elections for the fair value measurement of any existing financial instruments under SFAS No. 159.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This statement is effective for financial statements issued for fiscal years and interim periods beginning after

November 15, 2008, with early adoption encouraged. SFAS No. 161 is not expected to have a significant impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. This statement is effective following approval of SEC conforming amendments. We do not believe SFAS No. 162 will have a significant impact on our consolidated financial statements.

Liquidity and Capital Resources

Our principal liquidity requirements in the near-term are expected to consist of capital expenditures to expand and support electric service obligations, expenditures for nuclear fuel inventory, interest payments on our indebtedness and operating expenses including fuel costs, non-fuel operation and maintenance costs and taxes. In addition, we repurchased $9.9 million of common stock in the six month period ended June 30, 2008. As of June 30, 2008, we had approximately $94.0 million in cash and cash equivalents. In June 2008, we issued $150 million of 7.50% Senior Notes to fund capital expenditures and for general corporate purposes. We believe that the issuance of the 7.50% Senior Notes provides us with the liquidity necessary for us to fund our capital program for the next 12 to 18 months.

Capital Requirements. Our need for cash has increased due to increased capital expenditures and an under-recovery of fuel costs in our Texas jurisdiction. Projected utility construction expenditures will consist primarily of expanding and updating our transmission and distribution systems, adding new generation, and making capital improvements and replacements at Palo Verde and other generating facilities. We have received regulatory approval in Texas and New Mexico to construct Newman Unit 5, a 280-290 MW gas-fired combined cycle combustion turbine generating unit, which is scheduled to be completed in two phases before the peak periods of 2009 and 2011 at an estimated cost of approximately $245 million. In March 2008, we purchased the office building in El Paso, Texas in which we have our general administrative offices. See Part I, Item 1, “Business – Construction Program” in our 2007 Form 10-K. Capital expenditures were $94.7 million in the six month period ended June 30, 2008 compared to $55.2 million in the six month period ended June 30, 2007.

Capital requirements have also been impacted by the requirement to fund fuel costs prior to their recovery through fuel recovery mechanisms in Texas, New Mexico, and our sales for resale customer. We recover actual fuel costs from customers through fuel adjustment mechanisms in Texas, New Mexico, and from our sales for resale customer. In Texas, fuel costs are recovered through a fixed fuel factor which may be adjusted twice a year. We record deferred fuel revenues for the under-recovery of fuel costs until they can be recovered from customers. Prices for natural gas and purchased power have risen significantly in the first six months of 2008 resulting in significant fuel under-recoveries as the price increases have not been fully reflected in our fuel recovery factors. In addition, post-March 2008 cost increases in New Mexico are being deferred for collection beginning in October 2008. As a result, at June 30, 2008, we had a fuel under-recovery balance of $66.3 million including $55.8 million in Texas, $10.3 million in New Mexico, and $0.2 million for our sales for resale customer. We will adjust our New Mexico fuel and purchased power cost recovery factor in October 2008 to recover any under-recovered fuel costs accumulated through September 2008.

On April 11, 2008, the Texas Commission approved a fuel surcharge of $30.1 million, including interest, to recover fuel under-recoveries through November 2007, with recovery over a twelve-month period beginning in May 2008. In July 2008, we filed with the Texas Commission to increase our Texas fixed fuel factors and to surcharge expected fuel under-recoveries through July 2008 of $39.3 million, including interest, to be collected over a twelve-month period beginning in October 2008. As fuel under-recoveries are collected from customers, cash will be used to support our construction requirements and other working capital needs.

Our capital requirements for nuclear fuel increased substantially in 2007 and 2008 as a result of increases in prices for uranium concentrates and increases in our inventory of nuclear fuel feedstock. We finance our nuclear fuel inventory through a trust that borrows under our $200 million credit facility to acquire and process the nuclear fuel. In 2008, borrowings under the credit facility for nuclear fuel increased to $95.1 million as of June 30, 2008 compared to $55.1 million as of June 30, 2007. Up to $120 million of the credit facility may be used to finance nuclear fuel. Amounts not drawn for nuclear fuel are available for general corporate purposes.

The Company does not pay dividends on common stock. Since 1999, we have repurchased approximately 19.8 million shares of common stock at an aggregate cost of $279.3 million, including commissions. During the first three months of 2008, we repurchased 478,634 shares of common stock at an aggregate cost of $9.9 million. No shares of common stock were repurchased during the second quarter of 2008. As of June 30, 2008, approximately 1,521,366 shares remain available for repurchase under the currently authorized program. We may make purchases of our stock in the future pursuant to our stock repurchase plan at open market prices and may engage in private transactions, where appropriate. The repurchased shares will be available for issuance under employee benefit and stock incentive plans, or may be retired. Common stock equity as a percentage of capitalization, including the current portion of long-term debt and financing obligations, was 45.1% as of June 30, 2008.

We expect to have additional cash requirements during 2008 for tax payments and to fund requirements related to our retirement plans, other postretirement benefit plans, and decommissioning trust funds. In the six months ended June 30, 2008, we contributed $7.8 million of the projected $13.6 million 2008 annual contribution to our retirement plans, $2.0 million of the projected $3.4 million 2008 annual contribution to our other postretirement benefit plan, and $3.6 million of the projected $7.2 million 2008 annual contribution to our decommissioning trust funds.

Capital Resources. Cash flow from operations funded approximately 50% of our capital requirements for construction and the repurchase of common stock during the first six months of 2008. Cash generated from operations decreased $39.3 million in the six months ended June 30, 2008 compared to the same period in 2007 as cash was used to finance deferred fuel under-recoveries and accounts receivable from 2008 sales. In addition, during the first six months of 2008, we liquidated $16 million of our investment in debt securities to fund capital requirements. We expect that a significant portion of our construction expenditures will continue to be financed with internal sources of funds.

We issued $150 million aggregate principal amount of 7.50% Senior Notes in June 2008 to meet our current and future cash requirements. The net proceeds from the 7.50% Senior Notes of $148.7 million were used to pay down $44.0 million of working capital borrowings under our credit facility. The remaining proceeds are expected to help fund our construction program and ensure adequate liquidity for the next 12 to 18 months. Our Senior Notes are rated “Baa2” by Moody’s and “BBB” by Standard & Poors. We continue to maintain a $200 million credit facility to provide funds for the purchase of nuclear fuel and to provide liquidity to meet our capital requirements before they can be financed with long-term capital sources. At June 30, 2008, we had an outstanding balance of $95.1 million on our credit facility.

Pollution Control Bonds Interest Rates. We currently have approximately $100.6 million of PCBs for which the interest rate is reset weekly. The PCBs are insured by Financial Guaranty Insurance Company (“FGIC”). FGIC’s bond ratings have been downgraded by all of the major rating agencies thereby calling into question FGIC’s claims paying ability in the event we default. As a result, we experienced increased yields and resulting interest expense for the PCBs in the first six months of 2008. Although there has not yet been a failed auction of the PCBs, if one were to occur we would be required to pay a default interest rate of 15%. We have obtained approval from the FERC and NMPRC to enter into securities transactions to refund and reissue the Series B $63.5 million and Series C $37.1 million PCBs. Interest rates on the auction rate bonds have moderated recently. As a result, we anticipate refunding and reissuing the PCBs to fix the interest rates when fixed interest rate terms are more favorable.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk due to changes in interest rates, equity prices and commodity prices. See our 2007 Form 10-K, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” for a complete discussion of the market risks we face and our market risk sensitive assets and liabilities. As of June 30, 2008, there have been no material changes in the market risks we faced or the fair values of assets and liabilities disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2007 Form 10-K.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. During the period covered by this report, the Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2008, (the “Evaluation Date”), concluded that as of the Evaluation Date, our disclosure controls and procedures (as required by paragraph (b) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15) were effective and designed to ensure that material information relating to us and our consolidated subsidiary would be made known to them by others within those entities.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15, that occurred during the quarter ended June 30, 2008, that materially affected, or that were reasonably likely to materially affect, our internal control over financial reporting.

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

(c) Issuer Purchases of Equity Securities.

In November 2007, our Board of Directors authorized a new stock repurchase program permitting the repurchase of up to 2.0 million additional shares of its outstanding common stock. Approximately 1.5 million shares remain authorized to be repurchased under the program. No shares were repurchased during the second quarter of 2008.

Item 4.	Submission of Matters to a Vote of Security Holders

Our annual meeting of shareholders was held on May 7, 2008. As of the record date on March 10, 2008, the total number of common shares outstanding and entitled to vote at this annual meeting was 45,164,237, of which 43,475,978 shares were represented in person or by proxy. The purpose of the annual meeting was to give shareholders the opportunity to vote on two matters: (i) the election of Class II directors; and (ii) the ratification of the selection of KPMG LLP as our independent registered public accounting firm for the year ending December 31, 2008. The shareholders approved the Class II directors and ratified KPMG LLP as our independent registered public accounting firm.

Election of Class II Directors

The following Class II directors were elected to hold office for a three-year term expiring at our annual meeting of shareholders to be held in 2011:

Director	Votes For	Votes Withheld
Gary R. Hedrick	42,165,401	1,310,577
Kenneth R. Heitz	14,563,376	28,912,602
Michael K. Parks	42,276,580	1,199,398
Eric B. Siegel	42,277,909	1,198,069

In addition to the individuals set forth above, the following individuals continued as directors following the meeting: James W. Harris, Stephen N. Wertheimer, Charles A. Yamarone, George W. Edwards, Jr., John Robert Brown, James W. Cicconi and Patricia Z. Holland-Branch.

Appointment of Independent Registered Public Accounting Firm

At the annual meeting, our shareholders ratified the selection of KPMG LLP as our independent registered public accounting firm for the year ending December 31, 2008 by the following vote:

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
Scott D. Wilson
Executive Vice President,
Chief Financial Officer and
Chief Administrative Officer
(Duly Authorized Officer and
Principal Financial Officer)

Dated: August 7, 2008

EL PASO ELECTRIC COMPANY

INDEX TO EXHIBITS

Exhibit Number	Exhibit
†10.03	Form of Directors’ Restricted Stock Award Agreement between the Company and certain directors of the Company. (Identical in all material respects to Exhibit 10.07 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

15	Letter re Unaudited Interim Financial Information

31.01	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	In lieu of non-employee director cash compensation, two agreements, dated as of July 1, 2008, substantially identical in all material respects to this Exhibit, have been entered into with Kenneth R. Heitz; and Patricia Z. Holland-Branch; directors of the Company.