Form 10-Q
period 2008-09-30
EL PASO ELECTRIC CO /TX/
filed 2008-11-06
CIK 31978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of October 31, 2008, there were 44,828,680 shares of the Company’s no par value common stock outstanding.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

(i)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30, 2008 (Unaudited)	December 31, 2007
ASSETS (In thousands)
Utility plant:
Electric plant in service	$2,159,463	$2,047,673
Less accumulated depreciation and amortization	(901,663)	(858,426)

Net plant in service	1,257,800	1,189,247
Construction work in progress	203,380	185,122
Nuclear fuel; includes fuel in process of $45,048 and $47,256, respectively	117,616	113,330
Less accumulated amortization	(34,038)	(37,114)

Net nuclear fuel	83,578	76,216

Net utility plant	1,544,758	1,450,585

Current assets:
Cash and cash equivalents	104,445	4,976
Investment in debt securities	—	20,000
Accounts receivable, principally trade, net of allowance for doubtful accounts of $3,219 and $2,873, respectively	101,240	84,578
Accumulated deferred income taxes	—	14,486
Inventories, at cost	38,344	34,234
Undercollection of fuel revenues	62,487	29,156
Prepayments and other	10,590	14,175

Total current assets	317,106	201,605

Deferred charges and other assets:
Decommissioning trust funds	120,220	130,654
Undercollection of fuel revenues, non current	11,913	—
Regulatory assets	47,080	42,667
Investment in debt securities	2,932	—
Other	20,619	28,377

Total deferred charges and other assets	202,764	201,698

Total assets	$2,064,628	$1,853,888

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Continued)

	September 30, 2008 (Unaudited)	December 31, 2007
CAPITALIZATION AND LIABILITIES (In thousands except for share data)
Capitalization:
Common stock, stated value $1 per share, 100,000,000 shares authorized, 64,574,980 and 64,400,522 shares issued, and 100,861 and 119,403 restricted shares, respectively	$64,676	$64,520
Capital in excess of stated value	294,611	292,614
Retained earnings	632,497	565,701
Accumulated other comprehensive income (loss), net of tax	110	13,540

	991,894	936,375

Treasury stock, 19,848,900 and 19,370,266 shares, respectively at cost	(279,808)	(269,916)

Common stock equity	712,086	666,459
Long-term debt, net of current portion	739,641	590,894
Financing obligations, net of current portion	70,918	64,217

Total capitalization	1,522,645	1,321,570

Current liabilities:
Current portion of long-term debt and financing obligations	21,330	18,798
Accounts payable, principally trade	55,971	58,013
Accumulated deferred income taxes	15,575	—
Taxes accrued	24,811	20,500
Interest accrued	10,561	4,347
Other	23,158	24,359

Total current liabilities	151,406	126,017

Deferred credits and other liabilities:
Accumulated deferred income taxes	173,312	183,349
Accrued postretirement benefit liability	70,162	67,385
Asset retirement obligation	76,364	79,709
Accrued pension liability	21,422	30,088
Regulatory liabilities	14,819	14,876
Other	34,498	30,894

Total deferred credits and other liabilities	390,577	406,301

Commitments and contingencies

Total capitalization and liabilities	$2,064,628	$1,853,888

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except for share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Operating revenues	$301,799	$258,525	$826,444	$666,233

Energy expenses:
Fuel	95,232	78,312	242,967	192,559
Purchased and interchanged power	53,259	29,183	169,835	91,181

	148,491	107,495	412,802	283,740

Operating revenues net of energy expenses	153,308	151,030	413,642	382,493

Other operating expenses:
Other operations	49,185	47,184	145,924	140,363
Maintenance	12,319	11,452	50,389	40,118
Depreciation and amortization	18,832	17,420	56,223	51,554
Taxes other than income taxes	13,219	13,984	37,318	38,108

	93,555	90,040	289,854	270,143

Operating income	59,753	60,990	123,788	112,350

Other income (deductions):
Allowance for equity funds used during construction	2,280	1,513	5,938	3,701
Investment and interest income, net	(146)	2,711	1,889	6,584
Miscellaneous non-operating income	143	643	494	1,050
Miscellaneous non-operating deductions	(666)	(886)	(2,892)	(3,211)

	1,611	3,981	5,429	8,124

Interest charges (credits):
Interest on long-term debt and financing obligations	12,581	9,257	33,263	27,291
Other interest	(592)	229	(35)	577
Capitalized interest	(790)	(832)	(2,918)	(2,160)
Allowance for borrowed funds used during construction	(1,097)	(781)	(2,847)	(1,915)

	10,102	7,873	27,463	23,793

Income before income taxes	51,262	57,098	101,754	96,681
Income tax expense	18,188	21,010	34,958	35,875

Net income	$33,074	$36,088	$66,796	$60,806

Basic earnings per share	$0.74	$0.79	$1.49	$1.33

Diluted earnings per share	$0.74	$0.79	$1.48	$1.32

Weighted average number of shares outstanding	44,726,099	45,618,130	44,790,814	45,749,823

Weighted average number of shares and dilutive potential shares outstanding	44,914,484	45,935,293	45,014,883	46,118,571

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except for share data)

	Twelve Months Ended September 30,
	2008	2007
Operating revenues	$1,037,638	$859,514

Energy expenses:
Fuel	301,197	244,927
Purchased and interchanged power	205,487	117,043

	506,684	361,970

Operating revenues net of energy expenses	530,954	497,544

Other operating expenses:
Other operations	201,462	193,892
Maintenance	67,245	53,414
Depreciation and amortization	74,066	69,043
Taxes other than income taxes	48,422	48,877

	391,195	365,226

Operating income	139,759	132,318

Other income (deductions):
Allowance for equity funds used during construction	7,945	3,991
Investment and interest income, net	4,910	9,464
Miscellaneous non-operating income	875	1,766
Miscellaneous non-operating deductions	(4,067)	(3,774)

	9,663	11,447

Interest charges (credits):
Interest on long-term debt and financing obligations	42,816	36,493
Other interest	192	660
Capitalized interest	(3,993)	(3,277)
Allowance for borrowed funds used during construction	(3,886)	(2,064)

	35,129	31,812

Income before income taxes and extraordinary item	114,293	111,953
Income tax expense	33,550	41,389

Income before extraordinary item	80,743	70,564
Extraordinary gain on re-application of SFAS No. 71, net of tax	—	6,063

Net income	$80,743	$76,627

Basic earnings per share:
Income before extraordinary item	$1.80	$1.54
Extraordinary gain on re-application of SFAS No. 71, net of tax	—	0.13

Net income	$1.80	$1.67

Diluted earnings per share:
Income before extraordinary item	$1.79	$1.52
Extraordinary gain on re-application of SFAS No. 71, net of tax	—	0.13

Net income	$1.79	$1.65

Weighted average number of shares outstanding	44,846,420	45,917,127

Weighted average number of shares and dilutive potential shares outstanding	45,102,530	46,330,520

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2008	2007	2008	2007	2008	2007
Net income	$33,074	$36,088	$66,796	$60,806	$80,743	$76,627
Other comprehensive income (loss):
Unrecognized pension and postretirement benefit costs:
Net gain arising during period	—	—	—	—	40,625	—
Reclassification adjustments included in net income for amortization of:
Prior service cost	(688)	(688)	(2,065)	(2,064)	(2,755)	(2,064)
Net (gain) loss	(38)	854	(113)	2,562	710	2,562
Minimum pension liability adjustment	—	—	—	—	—	16,923
Net unrealized gains (losses) on marketable securities:
Net holding gains (losses) arising during period	(9,992)	3,471	(18,015)	7,027	(19,207)	10,793
Reclassification adjustments for net (gains) losses included in net income	2,326	(602)	3,001	(779)	2,097	(1,056)
Net losses on cash flow hedges:
Reclassification adjustment for interest expense included in net income	75	70	221	207	292	274

Total other comprehensive income (loss) before income taxes	(8,317)	3,105	(16,971)	6,953	21,762	27,432

Income tax benefit (expense) related to items of other comprehensive income (loss): Unrecognized pension and postretirement benefit costs	206	(62)	618	(169)	(17,250)	(169)
Minimum pension liability adjustment	—	—	—	—	—	(6,348)
Net unrealized gains (losses) on marketable securities	1,534	(574)	3,003	(1,250)	3,423	(1,948)
Losses on cash flow hedges	(27)	(27)	(80)	(78)	(106)	(103)

Total income tax benefit (expense)	1,713	(663)	3,541	(1,497)	(13,933)	(8,568)

Other comprehensive income (loss), net of tax	(6,604)	2,442	(13,430)	5,456	7,829	18,864

Comprehensive income	$26,470	$38,530	$53,366	$66,262	$88,572	$95,491

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$66,796	$60,806
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of electric plant in service	56,223	51,554
Amortization of nuclear fuel	14,915	14,763
Allowance for equity funds used during construction	(5,938)	(3,701)
Deferred income taxes, net	12,792	9,569
Other amortization and accretion	10,262	9,287
Gain on sale of assets	(21)	(367)
Unrealized loss on investment in debt securities	1,068	—
Other operating activities	4,044	(946)
Change in:
Accounts receivable	(16,661)	(18,196)
Inventories	(2,841)	(3,219)
Net (undercollection) overcollection of fuel revenues	(46,704)	9,837
Prepayments and other	4,442	(5,577)
Accounts payable	(1,785)	4,242
Taxes accrued	18,053	14,524
Interest accrued	6,214	5,739
Other current liabilities	259	1,845
Deferred charges and credits	(6,780)	(2,989)

Net cash provided by operating activities	114,338	147,171

Cash flows from investing activities:
Cash additions to utility property, plant and equipment	(141,880)	(104,041)
Cash additions to nuclear fuel	(19,473)	(52,286)
Proceeds from sale of assets	208	536
Capitalized AFUDC interest:
Utility property, plant and equipment	(8,785)	(5,616)
Nuclear fuel	(2,918)	(2,160)
Allowance for equity funds used during construction	5,938	3,701
Decommissioning trust funds:
Purchases, including funding of $5.4 and $5.2 million, respectively	(35,667)	(87,174)
Sales and maturities	27,700	79,815
Proceeds from sale of investment in debt securities	16,000	—
Other investing activities	(2,839)	165

Net cash used for investing activities	(161,716)	(167,060)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,004	4,172
Repurchases of common stock	(9,892)	(31,447)
Financing obligations:
Proceeds	66,169	54,742
Payments	(56,936)	(14,259)
Proceeds from issuance of long-term senior notes	148,719	—
Excess tax benefits from long-term incentive plans	371	2,275
Other financing activities	(2,588)	(758)

Net cash provided by financing activities	146,847	14,725

Net increase (decrease) in cash and cash equivalents	99,469	(5,164)
Cash and cash equivalents at beginning of period	4,976	40,101

Cash and cash equivalents at end of period	$104,445	$34,937

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A.	Principles of Preparation

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Annual Report of El Paso Electric Company on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”). Capitalized terms used in this report and not defined herein have the meaning ascribed for such terms in the 2007 Form 10-K. In the opinion of the Company’s management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at September 30, 2008 and December 31, 2007; the results of its operations and comprehensive operations for the three, nine and twelve months ended September 30, 2008 and 2007; and its cash flows for the nine months ended September 30, 2008 and 2007. The results of operations and comprehensive operations and the cash flows for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full calendar year.

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

Application of SFAS No. 71. Regulated electric utilities typically prepare their financial statements in accordance with SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” Under this accounting standard, certain recoverable costs are shown as either assets or liabilities on a utility’s balance sheet if the regulator provides assurance that these costs will be charged to and collected from the utility’s customers (or has already permitted such cost recovery). The resulting regulatory assets or liabilities are amortized in subsequent periods based upon the respective amortization periods reflected in a utility’s regulated rates. Prior to April 1, 2008, the Company did not apply SFAS No. 71 to the Company’s FERC jurisdictional operations. The Company’s FERC jurisdictional customer, Rio Grande Electric Cooperative (“RGEC”), had been operating under an agreement which terminated March 31, 2008. The FERC approved a new agreement with RGEC effective April 1, 2008. The rates charged RGEC are based upon the Company’s actual cost of service and are updated annually. The Company determined that the new agreement re-established regulated cost-based rates for RGEC and met the criteria for the re-application of SFAS No. 71 as of April 1, 2008. The re-application of SFAS No. 71 to the Company’s FERC jurisdictional customer resulted in a $0.2 million increase in regulatory assets and a $0.2 million pre-tax gain which was recorded as miscellaneous non-operating income in the second quarter of 2008. The Company had previously determined to re-apply SFAS No. 71 to its Texas and New Mexico jurisdictions. See Note A of Notes to Consolidated Financial Statements in the 2007 Form 10-K.

Investment in Debt Securities. The Company invested excess cash in auction rate securities with contract maturity dates that extended beyond three months. These securities have interest rates that reset frequently, and historically had provided a liquid market to sell the securities to meet cash requirements. These securities were and still are classified as trading securities by the Company. The auction rate securities had successful auctions through January 2008. However, since February 13, 2008, auctions for $4.0 million of these investments have not been successful, resulting in the inability to

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

liquidate these investments. These investments continue to pay interest. The Company reclassified them to deferred charges and other assets as of March 31, 2008 and has adjusted the carrying amount to fair value. See Note K.

Investments. The Company’s marketable securities, included in decommissioning trust funds in the balance sheets, are reported at fair value and consist of cash, equity securities and municipal, federal and corporate bonds in trust funds established for decommissioning of its interest in Palo Verde. Such marketable securities are classified as “available-for-sale” securities and, as such, unrealized gains and losses are included in accumulated other comprehensive income as a separate component of common stock equity. However, if declines in fair value of marketable securities below original cost basis are determined to be other than temporary, then the declines are reported as losses in the consolidated statement of operations and a new cost basis is established for the affected securities at fair value. Gains and losses are determined using the cost of the security based on the specific identification basis. See Note K.

Stock-Based Compensation. The Company has a stock-based long-term incentive plan. SFAS No. 123 (revised) “Accounting for Stock-Based Compensation,” requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with some limited exceptions). Such costs are recognized over the period during which an employee is required to provide service in exchange for the award (the “requisite service period”) which typically is the vesting period. Compensation cost is not recognized for anticipated forfeitures prior to vesting of equity instruments. See Note F.

Revenues. Accounts receivable include accrued unbilled revenues of $18.0 million and $17.9 million at September 30, 2008 and December 31, 2007, respectively. The Company presents sales net of sales taxes in its consolidated statements of operations.

New Accounting Standards. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” The statement defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. The statement was effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 157 for its financial assets and liabilities in the first quarter of 2008. See Note K. In February 2007, the FASB issued FASB Staff Position 157-1 (“FSP 157-1”) and FASB Staff Position 157-2 (“FSP 157-2”). FSP 157-1 amends the scope of SFAS No. 157 to exclude FASB Statement No. 13, “Accounting for Leases” and other accounting standards that address fair value measurements of leases from the provisions of SFAS No. 157. FSP 157-2 delays the effective date of SFAS No. 157 for most nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008 except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. In October 2008, the FASB issued FASB Staff Position 157-3 (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active and key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Cash Flow Disclosures (in thousands):

	Nine Months Ended September 30,
	2008	2007
Cash paid for:
Interest on long-term debt and financing obligations	$25,233	$20,031
Other interest	192	—
Income taxes	1,677	17,612
Non-cash financing activities:
Grants of restricted shares of common stock	2,335	3,475
Deferred tax benefit on long-term incentive plans	1	1,955

B.	Regulation

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

Texas Regulatory Matters

Texas Freeze Period. The Company has entered into agreements (“Texas Rate Agreements”) with the City of El Paso, Texas Commission Staff and other parties in Texas that provide for most retail base rates to remain at their current level through June 30, 2010. During the rate freeze period, if the Company’s return on equity falls below the bottom of a defined range, the Company has the right to initiate a rate case and seek an adjustment to base rates. If the Company’s return on equity exceeds the top of the range, the Company will refund an amount equal to 50% of the Texas jurisdictional pretax return in excess of the ceiling. The range is based upon a risk premium analysis used in rate proceedings to establish a utility’s return on equity and as of September 2008 the range would be approximately 8.7% to 12.7%. The Company’s return on equity fell within the then prevailing range during the twelve months ended December 31, 2007.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fuel and Purchased Power Costs. Although the Company’s base rates are frozen pursuant to Texas Commission rules and the Texas Rate Agreements, the Company’s actual fuel costs including purchased power energy costs are recoverable from its customers. On August 14, 2008, the Texas Commission approved revisions to its rule for recovery of fuel costs (“Texas Fuel Rule”). The revised Texas Fuel Rule provides two alternative methods for establishing the Company’s fixed fuel factor. The Company may continue to establish its fuel factor based upon projected fuel and purchased power costs and projected kilowatt-hour sales for a twelve-month period. The revised Texas Fuel Rule allows the Company to revise its fuel factor three times per year at specified dates. The Company may also file with the Texas Commission to establish a formula to determine its fixed fuel factor. Once a formula is approved, the Company could seek to revise its fixed fuel factor based upon the approved formula at least four months after its last revision except in the month of December. The revised Texas Fuel Rule also requires the Company to request to refund fuel costs in any month when the over-recovery balance exceeds a threshold material amount and it expects to continue to be materially over-recovered. The revised rule also permits the Company to seek to surcharge fuel under-recoveries in any month the balance exceeds a threshold material amount and it expects to continue to be materially under-recovered. Fuel over and under recoveries are considered material when they exceed 4% of the previous twelve months fuel costs. All such fuel revenue and expense activities are subject to periodic final review by the Texas Commission in fuel reconciliation proceedings.

On July 21, 2008, the Texas Commission issued a final order in the Company’s fuel reconciliation proceeding for the period March 1, 2004 through February 28, 2007 (“Reconciliation Period”) in PUC Docket No. 34695. At issue was the Company’s request to reconcile a total of $548.4 million in eligible fuel, fuel-related and purchased power expenses incurred to generate and purchase electric energy for its Texas retail customers. The final order adopted a unanimous settlement between the Company, the City of El Paso, the Office of Public Utility Counsel and the Texas Commission Staff providing for a $1.0 million disallowance of eligible fuel and fuel-related expenses during the Reconciliation Period and the exclusion of $0.2 million from the Company’s fuel costs for renewable energy credits, which had previously been reserved by the Company. The Texas Commission did allow $0.6 million in Palo Verde rewards and $0.4 million in interest income that were not previously recognized in the Company’s financial statements. The final order had no significant impact on the Company’s current financial statements.

On January 8, 2008, the Company filed a request with the Texas Commission in PUC Docket No. 35204 to surcharge approximately $30.1 million, including interest, of under-recovered fuel and purchased power costs over a twelve-month period. The fuel under-recoveries were incurred during the period December 2005 through November 2007. On April 11, 2008, pursuant to a stipulation among the parties to the proceeding, the Texas Commission issued a final order approving the fuel surcharge to be collected over a twelve-month period beginning in May 2008.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On July 8, 2008, the Company filed a petition in PUC Docket No. 35856 with the Texas Commission to increase its fixed fuel factors and to surcharge under-recovered fuel and purchased power costs. The Company requested an increase in its Texas jurisdictional fixed fuel factors of $80.5 million or 40% annually to reflect an average cost of natural gas of $10.47 per MMBtu. The Company also requested a fuel surcharge to recover up to $39.5 million in fuel under-recoveries, including interest, over a twelve-month period beginning in October 2008. The surcharge was based upon actual under-recoveries for the period December 2007 through May 2008 and expected under-recoveries for June and July 2008. On September 25, 2008, the Texas Commission issued a final order approving a unanimous stipulation that resolved all of the issues in the filing. The stipulation allows for an increase in the Company’s Texas jurisdictional fixed fuel factors of $38.8 million or 21.5% annually reflecting an average cost of natural gas of $8.40 per MMBtu, beginning with customer bills rendered in October 2008. In addition, the requested $39.5 million of fuel under-recoveries will be recovered over an 18-month period beginning in October 2008.

New Mexico Regulatory Matters

2007 New Mexico Stipulation. In July 2007, the NMPRC issued a final order approving a stipulation (“2007 New Mexico Stipulation”) addressing all issues in the 2006 rate filing in Case No. 06-00258-UT. The 2007 New Mexico Stipulation provided for a $5.8 million non-fuel base rate increase, established the amount of fuel included in base rates at $0.04288 per kWh, and modified the Company’s Fuel and Purchased Power Cost Adjustment Clause (the “FPPCAC”). Any difference between actual fuel and purchased power costs and the amount included in base rates is recovered or refunded through the FPPCAC. Rates will continue in effect until changed by the NMPRC following the Company’s next rate case. The 2007 New Mexico Stipulation requires the Company to file its next general rate case no later than May 30, 2009 using as a base period the twelve months ending December 31, 2008. Under NMPRC statutes, new rates would become effective no later than June 2010 unless otherwise extended.

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Renewables. The New Mexico Renewable Energy Act of 2004, as amended in 2007, requires that renewable energy comprise no less than 6% of the Company’s total retail sales to New Mexico customers until January 1, 2011, when the renewable portfolio standard increases to 10% of the Company’s total retail sales to New Mexico customers. After 2011, the renewable portfolio standard, as a percentage of total retail sales to New Mexico customers, increases to 15% by 2015 and 20% by 2020. The Company has met the requirements as approved in the NMPRC’s final orders.

The Company filed its 2008 annual procurement plan on July 1, 2008. In this filing, the Company requested approval of its proposed actions and estimated costs for 2009 and 2010 directed toward meeting the Company’s renewable portfolio standard requirements for 2009 and 2010 and diversity targets in 2011. The Company proposes to meet those requirements through renewable energy resources acquired pursuant to the procurement actions approved by the Commission in the Company’s previous procurement plans and through two new contracts: (i) a long-term 66 MW purchased power agreement with a third party for energy and associated RECs produced from a proposed new 92 MW solar power facility; and (ii) a three-year contract to purchase wind RECs from SPS. The Company proposes to implement a small distributed generation program to meet the NMPRC’s requirements for diversity of resource type in 2011. In addition, pursuant to the Recommended Decision and Final Order in the Company’s 2007 annual procurement plan in NMPRC Case No. 07-00360-UT, the Company additionally addressed its plan to meet any deficiencies resulting from the 2007 default of the biomass energy supplier. Hearings were held in late October 2008, and an NMPRC order is expected to be issued by January 2009.

New Mexico Energy Efficiency Plan Filing. On November 5, 2007, the Company filed its “Application for Approval of Energy Efficiency and Load Management Programs,” in NMPRC Case No. 07-00411-UT. In this filing, the Company requested approval of a number of energy efficiency programs. The Company also proposed a methodology to address disincentives and barriers to utility-provided energy efficiency programs and proposed to recover the costs of energy efficiency programs through a cost recovery factor. A final order was issued on May 29, 2008 approving the proposed energy efficiency programs and cost recovery factor, but not the recovery of disincentives. The NMPRC has docketed a separate inquiry in NMPRC Case No. 08-00024-UT to investigate options for providing New Mexico public utilities with disincentive cost recovery and incentives for successful efficiency programs and to amend the NMPRC’s Energy Efficiency Rule to conform with 2008 amendments to the Efficient Use of Energy Act that establish energy savings targets and allow incentives.

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

Generation CCN Filing. On July 18, 2007, the Company filed its application for issuance of a Certificate of Convenience and Necessity (“CCN”) to construct and operate Newman Unit 5 in NMPRC Case No. 07-00301-UT. A hearing was held on January 24, 2008. The hearing examiner issued a recommended decision on January 29, 2008 recommending NMPRC approval of the CCN. A final order approving the CCN was issued on April 1, 2008.

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

Issuance of New Bonds. On April 15, 2008, the Company filed an application with the NMPRC requesting approval of long-term securities transactions necessary to issue up to $300 million in new bonds for terms varying from no less than 5 years to no more than 30 years. Proceeds from the new bonds would be used for the purpose of funding planned capital expenditures, to ensure adequate liquidity and for general corporate purposes. An order approving the issuance of the bonds was issued May 13, 2008. On June 3, 2008, the Company issued 7.50% Senior Notes due on March 15, 2038 with a principal amount of $150 million. On August 28, 2008, the Company submitted to the NMPRC a compliance report stating that these notes had been issued.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Federal Regulatory Matters

Transmission Dispute with Tucson Electric Power Company (“TEP”). In January 2006, the Company filed a complaint with the FERC to interpret the terms of a Power Exchange and Transmission Agreement (the “Transmission Agreement”) entered into with TEP in 1982. TEP filed a complaint with the FERC one day later raising virtually identical issues. TEP claimed that, under the Transmission Agreement, it was entitled to up to 400 MW of firm transmission rights on the Company’s transmission system that would enable it to transmit power from a new generating station (the Luna Energy Facility (“LEF”) located near Deming, New Mexico) to Springerville or Greenlee in Arizona. The Company asserted that TEP’s rights under the Transmission Agreement do not include transmission rights necessary to transmit such power as contemplated by TEP and that TEP must acquire any such rights in the open market from the Company at applicable tariff rates or from other transmission providers. On April 24, 2006, the FERC ruled in the Company’s favor, finding that TEP does not have the transmission rights under the Transmission Agreement to transmit power from the LEF to Arizona. The ruling was based on written evidence presented and without an evidentiary hearing. TEP’s request for a rehearing of the FERC’s decision was granted in part and denied in part in an order issued October 4, 2006, and hearings on the disputed issues were held before an Administrative Law Judge.

An initial decision was issued by the Administrative Law Judge on September 6, 2007. The Administrative Law Judge found that the Transmission Agreement allows TEP to transmit power from the LEF to Arizona but limits that transmission to 200 MW on any segment of the circuit and to non-firm service on the segment from Luna to Greenlee. The Company and TEP have filed exceptions to the initial decision. The FERC will issue a final decision on the merits after review of the initial decision and the briefs on exceptions and replies to exceptions. While the Company believes that it will prevail on all points, the Company cannot predict the outcome of this case. During 2006, 2007, and the first nine months of 2008, TEP paid the Company $10.3 million for transmission service relating to the LEF. The Company has established a reserve for rate refund for $7.2 million related to this issue which the Company would recognize as revenue if the FERC rules in its favor. If the FERC rules in TEP’s favor, the Company may be required to refund all of the $10.3 million it has received from TEP for transmission service relating to the LEF and may lose the opportunity to receive compensation from TEP for such transmission service in the future. An adverse ruling by the FERC could have a negative effect on the Company’s results of operations and cash flows. See Note B of Notes to Consolidated Financial Statements in the 2007 Form 10-K.

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

C.	Regulatory Assets and Liabilities

The Company’s operations are regulated by the Texas Commission, the NMPRC and the FERC and the provisions of SFAS No. 71 are applied to its regulated operations. Regulatory assets represent probable future recovery of previously incurred costs, which will be collected from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process. Regulatory assets and liabilities reflected in the Company’s consolidated balance sheets are presented below (in thousands):

	Amortization Period Ends	September 30, 2008	December 31, 2007
Regulatory assets
New Mexico procurement plan	(d)	$354	$214
New Mexico loss on reacquired debt (a)	May 2030	5,637	5,525
New Mexico renewable energy credits (a)	(d)	1,991	1,497
New Mexico rate case costs (a)	June 2010	338	476
New Mexico Palo Verde deferred depreciation (a)	(e)	1,420	549
New Mexico energy efficiency	(c)	124	90
New Mexico transition costs (a)	June 2010	718	1,150
Texas energy efficiency	(c)	521	—
Regulatory assets pursuant to SFAS No. 109 (b)	(e)	23,675	20,783
Final coal reclamation (b)	July 2016	9,758	9,952
Nuclear fuel postload daily financing charge	(c)	2,544	2,431

Total regulatory assets		$47,080	$42,667

Regulatory liabilities

Regulatory liabilities pursuant to SFAS No. 109 (b)		$9,099	$9,626
Accumulated deferred investment tax credit (f)		5,720	5,250

Total regulatory liabilities		$14,819	$14,876

(a)	Included in rate base which earns a return on investment.
(b)	No specific return on investment required since related assets and liabilities, including accumulated deferred income taxes and asset retirement obligations, offset.
(c)	Recovered through a recovery factor after expenses are incurred.
(d)	Amortization period will be established in next general rate case.
(e)	Amortization period based upon book life of associated assets.
(f)	Excluded from rate base.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

D.	Palo Verde

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

E.	Accounting for Asset Retirement Obligations

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

Stock Options. Stock options have been granted at exercise prices equal to or greater than the market value of the underlying share at the date of grant. The Company received $1.0 million in cash for the 88,000 stock options exercised in the nine months ended September 30, 2008. During the nine months ended September 30, 2007, the Company received approximately $4.2 million in cash for the 369,000 stock options exercised. All of the 485,888 options outstanding at September 30, 2008 have vested. Stock options have not been granted since 2003. For a full discussion of stock options, see Note E of Notes to Consolidated Financial Statements in the 2007 Form 10-K.

Restricted Stock. The Company has awarded restricted stock under its long-term incentive plans. Restrictions from resale generally lapse and awards vest over periods of one to three years. The market value of the unvested restricted stock at the date of grant is amortized to expense over the restriction period. The Company awarded 77,487 shares of unvested restricted stock with a grant date fair value of $1.7 million to its directors and officers during the nine months ended September 30, 2008. The Company awarded 108,129 shares of unvested restricted stock with a grant date fair value of $2.9 million during the nine months ended September 30, 2007. During the nine months ended September 30, 2008, 59,179 restricted shares vested and 36,850 shares were forfeited. There are 100,861 unvested shares of restricted stock with a grant date fair value of $1.1 million remaining to be expensed. For a full discussion of restricted stock, see Note E of Notes to Consolidated Financial Statements in the 2007 Form 10-K.

Performance Shares. The Company has granted performance share awards to certain officers under the Company’s existing long-term incentive plans, which provide for issuance of Company stock based on the achievement of certain performance criteria over a three-year period. The payout varies between 0% and 200% of performance share awards. On January 1, 2008, 41,958 performance shares were issued at the 125% performance level with a total cost of $0.8 million which had been expensed ratably between 2005 and 2007. During the nine months ended September 30, 2008, the Company granted 68,900 performance shares to its officers with a grant date fair value of $1.2 million which will be expensed over the three year vesting period. During the nine months ended September 30, 2007, the Company granted 94,480 performance shares with a grant date fair value of $2.2 million which is expensed over the three year vesting period. During the nine months ended September 30, 2008, 37,930 shares were forfeited. There are 143,744 awarded performance shares with a grant date fair value

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

of $1.0 million remaining to be expensed. For a full discussion of performance shares, see Note E of Notes to Consolidated Financial Statements in the 2007 Form 10-K.

The Company recorded total compensation expense for all stock-based incentive plans of approximately $0.6 million, $1.5 million, and $2.3 million for the three, nine and twelve month periods ended September 30, 2008 which included the cumulative adjustment for Mr. Redd’s forfeiture discussed below. For the three, nine and twelve month periods ended September 30, 2007, the Company recorded total compensation expense of $0.8 million, $1.3 million and $1.9 million for all stock-based incentive plans which included the cumulative adjustment for Mr. Hedrick’s forfeiture discussed below.

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

Common Stock Repurchase Program

In November 2007, the Board authorized the repurchase of up to 2 million shares of the Company’s outstanding common stock (the “2007 Plan”). No shares remain available under previous plans. In the first quarter of 2008, 478,634 shares were repurchased at an aggregate cost of $9.9 million, including commissions, under the 2007 Plan. No shares were repurchased during the second or third quarter of 2008. As of September 30, 2008, the Company had 1,521,366 shares authorized for repurchase under the 2007 Plan. Since the inception of the stock repurchase program in 1999, the Company has repurchased a total of approximately 19.8 million shares of its common stock at an aggregate cost of $279.3 million, including commissions. The Company may in the future make purchases of its common stock pursuant to the 2007 Plan in open market transactions at prevailing prices and may engage in private transactions where appropriate. The repurchased shares will be available for issuance under employee benefit and stock incentive plans, or may be retired.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Reconciliation of Basic and Diluted Earnings Per Share

The reconciliation of basic and diluted earnings per share before extraordinary item is presented below:

	Three Months Ended September 30,
	2008			2007
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(In thousands)			(In thousands)
Basic earnings per share:
Net income	$33,074	44,726,099	$0.74	$36,088	45,618,130	$0.79

Effect of dilutive securities:
Unvested restricted stock	—	45,962		—	48,723
Unvested performance awards	—	12,720		—	62,413
Stock options	—	129,703		—	206,027

Diluted earnings per share:
Net income	$33,074	44,914,484	$0.74	$36,088	45,935,293	$0.79

	Nine Months Ended September 30,
	2008			2007
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(In thousands)			(In thousands)
Basic earnings per share:
Net income	$66,796	44,790,814	$1.49	$60,806	45,749,823	$1.33

Effect of dilutive securities:
Unvested restricted stock	—	49,834		—	53,323
Unvested performance awards	—	21,094		—	67,430
Stock options	—	153,141		—	247,995

Diluted earnings per share:
Net income	$66,796	45,014,883	$1.48	$60,806	46,118,571	$1.32

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Twelve Months Ended September 30,
	2008			2007
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands)			(In thousands)
Basic earnings per share:
Income before extraordinary item	$80,743	44,846,420	$1.80	$70,564	45,917,127	$1.54

Effect of dilutive securities:
Unvested restricted stock	—	52,843		—	56,752
Unvested performance awards	—	34,674		—	74,740
Stock options	—	168,593		—	281,901

Diluted earnings per share:
Income before extraordinary item	$80,743	45,102,530	$1.79	$70,564	46,330,520	$1.52

Performance shares of 100,933, 115,390 and 86,543 were excluded from the computation of diluted earnings per share for the three, nine and twelve months ended September 30, 2008, respectively, as payment of these shares would not be required based upon current performance. Performance shares of 43,394, 37,563 and 45,847 were excluded from the computation of diluted earnings per share for the three, nine and twelve months ended September 30, 2007, respectively, as payment of these shares would not be required based upon current performance. No options were excluded from the computation of diluted earnings per share in 2008 and 2007.

G.	Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and in the states of Texas, New Mexico and Arizona. The Company is no longer subject to tax examination by the taxing authorities in the federal jurisdiction for years prior to 2005 and in the state jurisdictions for years prior to 1998. The Company’s federal tax returns are currently under audit for 2005 and 2006. On August 14, 2008, the Company reached a settlement with the IRS for tax years 1999 through 2004. In the settlement of the tax years 1999 through 2004, the Company and the IRS agreed to (i) the deduction in the year incurred of 40% of payments related to the repair of the Palo Verde Unit 2 steam generator and the capitalization and depreciation of the remaining 60% of those payments (ii) the capitalization and depreciation of payments related to the dry cask storage facilities for spent nuclear fuel and (iii) the exclusion from taxable income of capital costs paid by third parties for construction of a switchyard. The IRS settlement affected the timing of these deductions but not their ultimate deductibility for federal tax purposes.

A deficiency notice relating to the Company’s 1998 through 2003 income tax returns in Arizona contests a pollution control credit and the payroll apportionment factor. The Company is contesting these adjustments.

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

be taken in a tax return. A reconciliation of the September 30, 2008 and September 30, 2007 amount of unrecognized tax benefits is as follows (in millions):

	2008	2007
Balance at January 1	$8.5	$6.8
Reductions based on tax positions related to the current year	(0.7)	—
Additions for tax positions of prior years	2.6	0.2
Reductions for tax positions of prior years	(0.3)	(0.4)

Balance at June 30	10.1	6.6
Reductions for IRS settlement	(9.6)	—

Balance at September 30	$0.5	$6.6

There were no amounts at September 30, 2008 that, if recognized, would decrease the effective tax rate. An unrecognized tax position of $0.1 million and $0.2 million for the twelve months ended September 30, 2008 and 2007, respectively, associated with state income taxes has been recognized as a component of income tax expense. Included in the balances at September 30, 2007 are $6.2 million of tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, the disallowance of the shorter deductibility period for these issues does not change the amount of tax expense other than associated interest and penalties. However, the timing of cash payments to the federal taxing authority would be affected.

The Company recognizes in tax expense interest and penalties related to tax benefits that have not been recognized. During the three, nine and twelve month periods ended September 30, 2008, the Company recognized approximately $0.1 million in interest. The Company had approximately $0.5 million for the payment of interest and penalties accrued at September 30, 2008. The reduction from the prior quarter reflects the settlement of the disputes with the IRS for the 1999 through 2004 federal tax returns.

H.	Commitments, Contingencies and Uncertainties

For a full discussion of commitments and contingencies, see Note I of Notes to Consolidated Financial Statements in the 2007 Form 10-K. In addition, see Note B above and Notes B and C of Notes to Consolidated Financial Statements in the 2007 Form 10-K regarding matters related to wholesale power sales contracts and transmission contracts subject to regulation and Palo Verde, including decommissioning, spent fuel storage, disposal of low-level radioactive waste, reactor vessel heads and liability and insurance matters. See Note G for a discussion of tax contingencies and uncertainties.

Power	Purchase and Sale Contracts

The Company entered into a contract on April 18, 2007, as amended on August 29, 2008, to sell up to 100 MW of firm energy and 50 MW of contingent energy to Imperial Irrigation District (“IID”), which began May 1, 2007 and continues through April 30, 2009. The contract also provides for the Company to sell up to 100 MW of firm energy and 40 MW of contingent energy beginning May 1, 2009 through April 30, 2010. To ensure that power is available to meet the IID contract demand, the

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Company entered into a contract effective May 1, 2007, as amended and restated on September 3, 2008, to purchase up to 100 MW of firm energy from Credit Suisse Energy, LLC. This contract provides for up to 100 MW of firm energy to be delivered at Palo Verde through April 30, 2010 and 50 MW of energy delivered at Four Corners in the months of July through September in 2007 and May through September for the years 2008 through 2010.

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

The Company analyzes the costs of its obligations arising from environmental matters on an ongoing basis and believes it has made adequate provision in its financial statements to meet such obligations. As a result of this analysis, the Company has a provision for environmental remediation obligations of approximately $1.3 million as of September 30, 2008, related to compliance with federal and state environmental standards. However, unforeseen expenses associated with environmental compliance or remediation may occur and could have a material adverse effect on the future operations and financial condition of the Company.

The Company incurred the following expenditures during the three, nine and twelve months ended September 30, 2008 and 2007 to comply with federal environmental statutes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2008	2007	2008	2007	2008	2007
Clean Air Act	$61	$207	$316	$1,012	$1,112	$1,446
Clean Water Act (1)	175	312	996	1,196	1,093	2,264

(1)	Includes a $0.5 million adjustment reducing estimated remediation costs for the twelve months ended September 30, 2008.

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

On September 30, 2008, the State of New Mexico, acting on behalf of the New Mexico Environment Department (the “Department”), filed a complaint in New Mexico district court alleging that, on approximately 650 occasions between May 2000 and September 2005, the Company’s Rio Grande Generating Station, located in Dona Ana County, New Mexico, emitted sulfur dioxide, nitrogen oxides or carbon monoxide in excess of its permitted emission rates, and failed to properly report these allegedly excess emissions. These allegations were previously made by the Department in a previously disclosed compliance order, which the Department withdrew on September 30, 2008. The Company has filed a motion to dismiss these allegations on the grounds that the Department lacks statutory authority to make them in this forum, having previously elected to proceed administratively.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On October 27, 2008, the State of New Mexico amended its complaint to allege approximately 300 additional exceedances of permitted nitrogen dioxide and carbon monoxide emission rates and associated reporting failures between October 2005 and July 2007. The amended complaint seeks civil penalties in the amount of $15,000 per day for each alleged violation. While the Company cannot predict the outcome of this suit, it believes these emissions did not violate applicable legal standards.

On April 4, 2007, the Company submitted its application for a New Source Review Air Quality Permit/Prevention of Significant Deterioration (“PSD”) permit to the TCEQ for Newman Unit 5. The Company received approval of its PSD application on May 22, 2008. Additional environmental permits other than the PSD are not required to begin construction of the new generating unit because Newman Unit 5 will be constructed at an existing plant site and other permits are currently in place which will encompass the operation of Newman Unit 5.

In May 2007, the EPA finalized a new federal implementation plan which addresses emissions at the Four Corners Station in northwestern New Mexico of which the Company owns a 7% interest in Units 4 and 5. Arizona Public Service Company, the Four Corners operating agent, has filed suit against the EPA relating to this new federal implementation plan in order to resolve issues involving operating flexibility for emission opacity standards. The Company cannot predict the outcome of the suit filed against the EPA or whether compliance with the new requirements could have an adverse effect on its capital and operating costs.

Except as described herein, the Company is not aware of any other active investigation of its compliance with environmental requirements by the EPA, the TCEQ or the New Mexico Environment Department which is expected to result in any material liability. Furthermore, except as described herein, the Company is not aware of any unresolved, potentially material liability it would face pursuant to the Comprehensive Environmental Response, Comprehensive Liability Act of 1980, also known as the Superfund law.

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

denied Wah Chang’s motion. No appeal was filed to the U.S. Supreme Court, and the Ninth Circuit decision upholding the dismissal is final.

See Note B for discussion of the effects of regulation on the Company.

J.	Employee Benefits

Retirement Plans

The net periodic benefit cost recognized for the three, nine and twelve months ended September 30, 2008 and 2007 is made up of the components listed below as determined using the projected unit credit actuarial cost method (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2008	2007	2008	2007	2008	2007
Components of net periodic benefit cost:
Service cost	$1,269	$1,408	$3,807	$4,225	$5,216	$5,556
Interest cost	3,150	3,014	9,450	9,042	12,465	11,894
Expected return on plan assets	(3,568)	(3,134)	(10,706)	(9,402)	(13,841)	(12,064)
Amortization of:
Net loss	293	854	880	2,563	1,735	3,611
Prior service cost	29	29	87	87	115	116

Net periodic benefit cost	$1,173	$2,171	$3,518	$6,515	$5,690	$9,113

During the nine months ended September 30, 2008, the Company contributed $11.2 million of its projected $11.6 million 2008 annual contribution to its retirement plans.

Other Postretirement Benefits

The net periodic benefit cost recognized for the three, nine and twelve months ended September 30, 2008 and 2007 is made up of the components listed below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2008	2007	2008	2007	2008	2007
Components of net periodic benefit cost:
Service cost	$790	$1,125	$2,370	$3,375	$2,865	$4,869
Interest cost	1,549	1,706	4,649	5,119	5,583	6,285
Expected return on plan assets	(463)	(423)	(1,390)	(1,271)	(1,814)	(1,645)
Amortization of:
Prior service benefit	(717)	(717)	(2,152)	(2,152)	(2,869)	(2,939)
Net gain	(331)	—	(993)	—	(1,025)	—

Net periodic benefit cost	$828	$1,691	$2,484	$5,071	$2,740	$6,570

During the nine months ended September 30, 2008, the Company contributed $2.9 million of its projected $3.4 million 2008 annual contribution to its postretirement benefit plan.

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

As of September 30, 2008, the Company had $4.0 million invested in debt securities which consisted of two $2.0 million investments in auction rate securities maturing in 2042 and 2044. The Company classifies them as trading securities. These auction rate securities are collateralized with student loans which are re-insured by the Department of Education as part of the Federal Family Education Loan Program (“FFELP”) and have a credit rating of “A” by Standards & Poors and Fitch and “A2” by Moody’s. The principal on the securities can be realized at maturity, sold in a successful auction, or sold in the secondary market. Interest rates on the auction rate securities are reset every 28 days. Upon a failed auction the maximum interest rates are based upon LIBOR plus 1% – 2.5% with rate limitations based upon interest rates on the underlying student loans. At September 30, 2008, the maximum interest rates were 4.08% to 4.093%.

The auction process historically provided a liquid market to sell the securities to meet cash requirements. These auction rate securities had successful auctions through January 2008. However, beginning in February 2008, auctions for these securities have not been successful, resulting in the inability to liquidate these investments. The Company engaged a consulting firm specializing in securities valuation who determined the fair value of these securities as of September 30, 2008 based upon the average of a discounted cash flow model valuation and a market comparables method.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The discounted cash flow model valuation is based on expected cash flows using the maximum expected interest rates discounted by an expected yield reflecting illiquidity. The expected yield of 8.28% was based upon the quarterly average of the one month LIBOR rate adjusted for (i) a premium for long-term interest rates, (ii) illiquidity, (iii) subordinated status, (iv) interest rate limitations, and (v) the federal (FFELP) guarantees.

The market comparables method is based upon sales and purchases of auction rate securities in secondary market transactions and in private transactions in restricted securities. The average secondary market discount on comparable Student Loan Auction Rate Securities was adjusted for the FFELP guarantee and the net loan rate limitation to obtain a market discount of 20%. The average of the values provided by the discounted cash flow calculation and the market comparables method are used to arrive at the concluded value of the securities.

The securities in the Company’s decommissioning trust funds are classified as available for sale under SFAS No. 115 and are valued using prices and other relevant information generated by market transactions involving identical or comparable securities. SFAS No. 157 identifies this valuation technique as the “market approach” with observable inputs. The Company analyzes available for sale securities to determine if losses are other than temporary. In the third quarter of 2008, $2.2 million of impairments were recognized in the statement of operations. There were no impairments recognized in the statement of operations in the third quarter of 2007.

The fair value of the Company’s decommissioning trust funds and investments in debt securities, at September 30, 2008, and the level within the three levels of the fair value hierarchy defined by SFAS No. 157 are presented in the table below (in thousands):

Description of Securities	Fair Value as of September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading Securities:
Investments in Debt Securities	$2,932	$—	$—	$2,932

Available for Sale Securities:
Decommissioning Trust Funds:
U.S. Government Bonds	$5,555	$5,555	$—	$—
Federal Agency Mortgage Backed Securities	13,159	—	13,159	—
Municipal Bonds	31,599	—	31,599	—
Corporate Asset Backed Obligations	4,535	—	4,535	—

Total Debt Securities	54,848	5,555	49,293	—

Common Stock	53,515	53,515	—	—
Mutual Funds	9,642	9,642	—	—

Total Equity Securities	63,157	63,157	—	—

Cash and Cash Equivalents	2,215	2,215	—	—

Total Decommissioning Trust Funds	$120,220	$70,927	$49,293	$—

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair value of the investments in debt securities as of September 30, 2008 resulted in a charge to income of $0.1 million, $1.1 million, and $1.1 million for the three, nine and twelve months ended September 30, 2008, respectively, and is reflected in the Company’s statement of operations as a reduction to investment and interest income. The table below reflects the changes during the period (in thousands):

Fair Value of Investments in Debt Securities
Balance at December 31, 2007	$—

Transfers into Level 3 (1)	4,000
Unrealized loss in fair value recognized in income	(529)

Balance at March 31, 2008	3,471

Transfers into Level 3 (1)	—
Unrealized loss in fair value recognized in income	(442)

Balance at June 30, 2008	3,029

Transfers into Level 3 (1)	—
Unrealized loss in fair value recognized in income	(97)

Balance at September 30, 2008	$2,932

(1)	Amounts presented as being transferred in are based on the fair value at the beginning of the period.

L.	Long-Term Debt

The Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission which became effective in May 2008. The shelf registration statement enables the Company to offer and issue debt securities, first mortgage bonds, shares of stock and certain other securities from time to time in one or more offerings.

In June 2008, the Company issued $150.0 million aggregate principal amount of its 7.5% Senior Notes due March 15, 2038 (the “Notes”) under its shelf registration statement. Proceeds from the issuance of the Notes of $148.7 million ($150 million principal amount net of a $1.3 million discount) were used to repay short-term borrowings of $44.0 million. The remaining proceeds will be used to fund capital expenditures and for other general corporate purposes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

E1 Paso Electric Company:

We have reviewed the condensed consolidated balance sheet of E1 Paso Electric Company and subsidiary as of September 30, 2008, the related condensed consolidated statements of operations and comprehensive operations for the three-month, nine-month and twelve-month periods ended September 30, 2008 and 2007, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2008 and 2007. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

/s/ KPMG LLP

Houston, Texas

November 5, 2008

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

These forward-looking statements involve known and unknown risks that may cause our actual results in future periods to differ materially from those expressed in any forward-looking statement. Factors that would cause or contribute to such differences include, but are not limited to, such things as:

•	our rates in Texas following the Texas Freeze Period ending June 30, 2010,

•	our rates in New Mexico including the impact of the 2007 New Mexico Stipulation which requires a rate case to be filed by May 30, 2009,

•	any changes in our New Mexico fuel and purchase power adjustment clause after the 2009 continuation filing,

•	loss of margins on off-system sales due to changes in wholesale power prices or availability of competitive generation resources,

•

ability of our operating partners to maintain plant operations and manage operation and maintenance costs at Palo Verde and Four Corners plants including additional costs associated with the degraded cornerstone status of Palo Verde,

•	reductions in output at generation plants operated by the Company,

•	unscheduled outages including outages at Palo Verde,

•	the size of our construction program and our ability to complete construction on budget and on a timely basis,

•	electric utility deregulation or re-regulation,

•	regulated and competitive markets,

•	ongoing municipal, state and federal activities,

•	economic and capital market conditions,

•	changes in accounting requirements and other accounting matters,

•	changing weather trends,

•	rates, cost recoveries and other regulatory matters including the ability to recover fuel costs on a timely basis,

•	changes in environmental regulations,

•	political, legislative, judicial and regulatory developments,

•	the impact of lawsuits filed against us,

•	the impact of changes in interest rates,

•	changes in, and the assumptions used for, pension and other post-retirement and post-employment benefit liability calculations, as well as actual and assumed investment returns on pension plan assets,

•	the impact of changing cost escalation and other assumptions on our nuclear decommissioning liability for Palo Verde,

•	Texas, New Mexico and electric industry utility service reliability standards,

•	homeland security considerations,

•	coal, uranium, natural gas, oil and wholesale electricity prices and availability, and

•	other circumstances affecting anticipated operations, sales and costs.

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

Palo Verde Operations

We own approximately 633 MW (undivided interest) of generating capacity in the three generating units at the Palo Verde nuclear power station. The operation of Palo Verde affects our ability to make off-system sales, impacts our fuel costs to native load customers and represents a significant portion of our non-fuel operating expenses. APS is the operating agent for Palo Verde, and we have limited ability under the ANPP Participation Agreement to influence operations and costs at Palo Verde. Palo Verde generation accounted for over 57% of total Company generation in the first nine months of 2008 and 2007. Megawatt-hours (MWh) generated by Palo Verde increased 10.6% in the third quarter of 2008 and 4.1% in the nine months ended September 30, 2008 compared to the same periods in 2007.

Palo Verde operation and maintenance expenses increased $0.6 million in the third quarter of 2008 compared to the third quarter of 2007 reflecting increased operating costs at the plant offset by a $2.6 million credit adjustment for 2007 operations expense. In the nine months ended September 30, 2008 Palo Verde operations and maintenance expenses increased $9.3 million after the $2.6 million credit adjustment to 2007 operations expense in the third quarter of 2008, compared to the same period in 2007. This increase is primarily due to increased maintenance costs incurred during the 2008 spring refueling outage at Palo Verde Unit 2 and increased operating costs at all three units in response to an enhanced inspection regimen by the Nuclear Regulatory Commission (“NRC”). The NRC has placed Palo Verde Unit 3 in the “multiple/repetitive degraded cornerstone” column of the NRC’s action matrix which has resulted in an enhanced NRC inspection regimen for the entire plant. On February 15, 2008, the NRC issued a “Revised Palo Verde Nuclear Generating Station Confirmatory Action Letter” which requires that Palo Verde submit a plan to the NRC to remedy the issues identified by the NRC. On March 31, 2008, APS, the operator of Palo Verde, issued its response to the NRC in which APS committed to specific tasks, with due dates, to address those issues. The NRC has stated that Palo Verde has made significant progress correcting the identified issues; however, Unit 3 will remain in the “multiple/repetitive degraded cornerstone” column of the NRC’s action matrix until all identified issues are resolved. The enhanced inspection regimen and corrective actions has resulted in increased operating costs at the plant and we are currently unable to predict the impact that the NRC’s increased oversight may have on Palo Verde’s operations and the cost of operations.

Transmission Dispute with Tucson Electric Power Company

In January 2006, we filed a complaint with the FERC to interpret the terms of a Power Exchange and Transmission Agreement (the “Transmission Agreement”) entered into with Tucson Electric Power Company (“TEP”) in 1982. TEP filed a complaint with the FERC one day later raising virtually identical issues. TEP claimed that, under the Transmission Agreement, it was entitled to up to 400 MW of firm transmission rights on our transmission system that would enable it to transmit power from a new generating station (the Luna Energy Facility (“LEF”) located near Deming, New Mexico) to Springerville or Greenlee in Arizona. We asserted that TEP’s rights under the Transmission Agreement do not include transmission rights necessary to transmit such power as contemplated by TEP and that TEP must acquire any such rights in the open market from us at applicable tariff rates or from other transmission providers. On April 24, 2006, the FERC ruled in our favor, finding that TEP does not have the transmission rights under the Transmission Agreement to transmit power from the LEF to Arizona. The ruling was based on written evidence presented and without an evidentiary hearing. TEP’s request for a rehearing of the FERC’s decision was granted in part and denied in part in an order issued October 4, 2006, and hearings on the disputed issues were held before an Administrative Law Judge.

An initial decision was issued by the Administrative Law Judge on September 6, 2007. The Administrative Law Judge found that the Transmission Agreement allows TEP to transmit power from the LEF to Arizona but limits that transmission to 200 MW on any segment of the circuit and to non-firm service on the segment from Luna to Greenlee. We and TEP have filed exceptions to the initial decision. The FERC will issue a final decision on the merits after review of the initial decision and the briefs on exceptions and replies to exceptions. While we believe that we will prevail on all points, we cannot predict the outcome of this case. During 2006, 2007, and the first nine months of 2008, TEP paid us $10.3 million for transmission service relating to the LEF. We have established a reserve for rate refund for $7.2 million related to this issue. If the FERC rules in TEP’s favor, we may be required to refund all of the $10.3 million we have received from TEP for transmission service relating to the LEF and may lose the opportunity to receive compensation from TEP for such transmission service in the future. An adverse ruling by the FERC could have a negative effect on our results of operations and cash flows.

Fair Value of Investments in Debt Securities

We have a $4.0 million investment in certain auction rate debt securities. These securities provided for interest rates to be reset on a short-term basis which historically provided a liquid market to sell the securities to meet cash requirements. The auction rate securities were purchased as a temporary investment, and we have classified them as trading securities. The auction rate securities had successful auctions through January 2008. However, beginning on February 13, 2008, auctions for these investments have not been successful, resulting in the inability to liquidate these investments. These investments continue to pay interest. The fair value of these securities as of September 30, 2008 was based upon the average of (i) a discounted cash flow model valuation (income approach), where the expected cash flows of the securities were discounted to the present using a yield that incorporated estimated compensation for illiquidity; and (ii) a market comparables method (market approach), where the securities were valued based on indications from the secondary market, of what discount buyers demand when purchasing similar auction rate securities. The Company’s ultimate gain or loss on these securities will be determined when they are sold.

Summary

The following is an overview of our results of operations for the three, nine and twelve month periods ended September 30, 2008 and 2007. Income for the three, nine and twelve month periods ended September 30, 2008 and 2007 is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2008	2007	2008	2007	2008	2007
Net income before extraordinary item (in thousands)	$33,074	$36,088	$66,796	$60,806	$80,743	$70,564
Basic earnings per share before extraordinary item	0.74	0.79	1.49	1.33	1.80	1.54

The following table and accompanying explanations show the primary factors affecting the after-tax change in income before extraordinary item between the 2008 and 2007 periods presented (in thousands):

	Three Months Ended	Nine Months Ended	Twelve Months Ended
September 30, 2007 net income before extraordinary item	$36,088	$60,806	$70,564
Change in (net of tax):
Increased (decreased) off-system sales margins retained	1,506	2,488	(1,129)
Deregulated Palo Verde Unit 3 proxy market pricing (a)	1,151	6,435	5,552
Increased transmission wheeling revenue (b)	1,072	3,302	3,790
Increased AFUDC and capitalized interest (c)	939	3,301	5,551
Increased (decreased) retail non-fuel base revenues (d)	(2,239)	6,200	11,642
Increased interest on long-term debt (e)	(2,094)	(3,762)	(3,983)
Decreased interest and investment income (f)	(1,800)	(2,958)	(2,870)
Increased depreciation and amortization	(890)	(2,942)	(3,164)
Increased operations and maintenance at coal and gas-fired generating plants (g)	(511)	(3,492)	(4,539)
Increased Palo Verde operations and maintenance expense (h)	(370)	(5,839)	(9,278)
Other	222	3,257	8,607

September 30, 2008 net income before extraordinary item	$33,074	$66,796	$80,743

(a)	Deregulated Palo Verde Unit 3 proxy market pricing reflects higher proxy market prices for deregulated Palo Verde Unit 3 power sold to retail customers in all three periods.
(b)	Increased revenues for transmission wheeling for all periods in 2008 are largely due to wheeling power in southern New Mexico and Arizona.
(c)

AFUDC (allowance for funds used during construction) increased for all periods in 2008 due to increased construction work in progress subject to AFUDC. Capitalized interest increased for the nine and twelve month periods in 2008 due to increased nuclear fuel balances subject to capitalized interest. AFUDC also increased for the twelve months ended September 30, 2008 compared to the same period last year due to the re-application of SFAS No. 71 to our Texas jurisdiction beginning December 31, 2006.

(d)

Non-fuel retail base revenues exclude fuel recovered through New Mexico base rates. Non-fuel retail base revenues decreased for the three months ending September 30, 2008 compared to the same period last year due to a 3.3% decrease in kWh sales due to cooler than normal weather in 2008. Non-fuel retail base revenues increased for the nine and twelve month periods ending September 30, 2008 compared to the same periods last year largely due to increased revenues from small commercial and industrial customers and other public authorities due to increased kWh sales in each of these classes.

(e)

Interest expense on long-term debt increased for all periods in 2008 due to the issuance of $150 million of 7.5% Senior Notes in June 2008 and to a smaller extent higher interest rates on auction rate pollution control bonds.

(f)

Lower interest and investment income are primarily due to impairments of equity investments in our Palo Verde decommissioning trust funds and a decrease in the fair value of our investments in auction rate securities.

(g)

Operation and maintenance costs increased at our fossil-fueled generating plants as planned major maintenance was performed at Four Corners Unit 5 and Newman Unit 3 in 2008. In the first nine months of 2007 no major maintenance was performed at our fossil-fueled generating units.

(h)

Palo Verde non-fuel operations and maintenance expenses increased for the three, nine, and twelve months ended September 30, 2008 compared to the same periods last year due to higher maintenance costs at Palo Verde Unit 2 associated with refueling the unit and increased operating costs at all three units in 2008. Palo Verde non-fuel operations and maintenance expenses also increased for the twelve months ended September 30, 2008 compared to the twelve months ended September 30, 2007 due to higher maintenance costs at Palo Verde Unit 3 associated with the steam generator replacement and refueling in the fourth quarter of 2007. A $2.6 million credit adjustment to operations expense was recognized in the third quarter of 2008 which reduced the increases in Palo Verde expenses.

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

Revenues from the sale of electricity include fuel costs that are recovered from our customers through fuel adjustment mechanisms. A significant portion of fuel costs are also recovered through base rates in New Mexico. We record deferred fuel revenues for the difference between actual fuel costs and recoverable fuel revenues until such amounts are collected from or refunded to customers. “Non-fuel base revenues” refers to our revenues from the sale of electricity excluding such fuel costs.

Retail non-fuel base revenue percentages by customer class are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2008	2007	2008	2007	2008	2007
Residential	43%	44%	40%	41%	39%	40%
Commercial and industrial, small	36	35	37	36	37	36
Commercial and industrial, large	7	7	8	8	8	9
Sales to public authorities	14	14	15	15	16	15

Total retail non-fuel base revenues	100%	100%	100%	100%	100%	100%

No retail customer accounted for more than 2% of our base revenues during such periods. As shown in the table above, residential and small commercial customers comprise more than 75% of our revenues. While this customer base is more stable, it is also more sensitive to changes in weather conditions. As a result, our business is seasonal, with higher kWh sales and revenues during the summer cooling season.

Weather significantly impacts our residential, small commercial and industrial customers, and to a lesser extent, our sales to public authorities. For the quarter ended September 30, 2008, retail non-fuel base revenues were negatively impacted by cooler than normal summer weather in 2008. Heating and cooling degree days can be used to evaluate the effect of weather on energy use. For each degree the average outdoor temperature varies from a standard of 65 degrees Fahrenheit a degree day is recorded. The table below shows heating and cooling degree days compared to a 10-year average.

	Three Months Ended September 30,		10-Year	Nine Months Ended September 30,		10-Year	Twelve Months Ended September 30,		10-Year
	2008	2007	Average	2008	2007	Average	2008	2007	Average*
Heating degree days	1	—	1	1,275	1,375	1,271	2,186	2,355	2,329
Cooling degree days	1,147	1,504	1,415	2,160	2,361	2,401	2,311	2,433	2,525

*	Calendar year basis.

Customer growth is a key driver in our retail sales growth. The average number of retail customers grew between 1.9% to 2.3% for the three, nine, and twelve months ended September 30, 2008 when compared to the same periods last year. See the tables presented on pages 41, 42, and 43 which provide detail on the average number of retail customers and the related revenues and kWh sales.

Retail non-fuel base revenues. Retail non-fuel base revenues decreased by $3.6 million or 2.6% for the three months ended September 30, 2008 when compared to the same period last year due to cooler than normal weather in the third quarter of 2008 than in the third quarter of 2007. In the three months ended September 30, 2008, cooling degree days were 24% below the same period in 2007 and 19% below the 10-year average. As a result, residential non-fuel base revenues decreased $3.0 million, or 5.0% and residential kWh sales decreased 5.5% in the third quarter of 2008 compared to the same period in 2007. Non-fuel base revenues from small commercial and industrial customers and other public authority customers were also impacted by the weather and decreased $0.1 million each. Non-fuel base revenues from large commercial and industrial customers decreased $0.3 million or 3.3% reflecting the impact of losing several customers and the transfer of several customers to the small commercial and industrial class. The decrease in retail kWh sales was partially offset by a 1.9% increase in the average number of customers in the third quarter of 2008 compared to the same period in 2007.

Retail non-fuel base revenues for the nine months ended September 30, 2008 increased by $9.8 million, or 2.8%, compared to the same period in 2007. KWh sales grew 1.6%, compared to the same period in 2007 reflecting a 2.0% increase in the average number of customers served. Small commercial and industrial customer non-fuel base revenues increased $6.9 million, or 5.5% largely due to a 2.7% increase in kWh sales which reflects a 5.4% increase in the average number of customers served and a rate increase in New Mexico in July 2007. Non-fuel base revenues from sales to public authorities increased $3.7 million, or 7.0%. KWh sales to other public authorities increased 5.2% reflecting a significant increase in sales to military facilities, colleges and universities. Non-fuel base revenues from public authorities also increased due to a rate increase in New Mexico in July 2007. Residential non-fuel base revenues increased $0.6 million, or 0.4% reflecting the cooler than normal weather in the third quarter of 2008 and a 1.6% increase in the average number of customers served. During the nine months ended September 30, 2008, cooling degree days were 9% lower and heating degree days were 7% lower than in the nine months ended September 30, 2007. As a result, retail kWh sales from residential customers and small commercial and industrial customers were negatively impacted. Non-fuel base revenues from residential customers also benefited from the non-fuel base rate increase in New Mexico effective July 1, 2007. Non-fuel base revenues from large commercial and industrial customers decreased $1.3 million or 4.6% reflecting the impact of losing several customers and the transfer of several other customers to the small commercial and industrial classes.

Retail non-fuel base revenues increased by $18.5 million, or 4.1%, for the twelve months ended September 30, 2008 when compared to the same period last year. KWh sales grew 2.1%, compared to the same period in 2007 reflecting a 2.3% increase in the average number of customers served. Small commercial and industrial customer non-fuel base revenues increased $10.7 million, or 6.5% largely due to a 3.5% increase in kWh sales which reflects a 6.8% increase in the average number of customers served and a rate increase in New Mexico in July 2007. Non-fuel base revenues from sales to public authorities increased $7.2 million, or 10.4%. KWh sales to other public authorities increased 5.6% reflecting a significant increase in sales to military facilities, colleges and universities. Non-fuel base revenues from public authorities also increased due to a rate increase in New Mexico in July 2007. Residential non-fuel base revenues increased $2.7 million, or 1.5% as the result of a 1.3% increase in residential kWh sales and a rate increase in New Mexico in July 2007. Non-fuel base revenues from large commercial and industrial customers decreased $2.1 million or 5.3% reflecting the impact of losing several customers and the transfer of several other customers to the small commercial and industrial classes.

Fuel revenues. Fuel revenues consist of: (i) revenues collected from customers under fuel recovery mechanisms approved by the state commissions and FERC, (ii) deferred fuel revenues which are comprised of the difference between fuel costs and fuel revenues collected from customers and (iii) fuel costs recovered in base rates in New Mexico. In New Mexico and with our sales for resale customer, the fuel adjustment clause allows us to reflect current fuel costs above the amount recovered in base rates and to recover under-recoveries or refund over-recoveries with a two-month lag. In Texas, fuel costs are recovered through a fixed fuel factor that may be adjusted up to three times per year. In addition, if we materially over-recover fuel costs, we must seek to refund the over-recovery, and if we materially under-recover fuel costs, we may seek a surcharge to recover those costs.

Natural gas prices increased significantly in the first seven months of 2008 before declining in August and September 2008 resulting in significant increases in fuel costs including purchased power costs and associated fuel under-recoveries. As a result, deferred fuel revenues in Texas increased substantially during the first eight months of 2008, until the increase in fuel costs was reflected in the fixed fuel factor effective in October 2008. Also, deferred fuel revenues in New Mexico have increased due to the decision to defer recovery of a portion of New Mexico fuel under-collections until October 2008, after the summer cooling season, to reduce the impact on our customers. As a result, we recorded deferred fuel revenues of $15.8 million, $58.6 million, and $63.5 million in the three, nine, and twelve month periods ended September 30, 2008. In the three, nine, and twelve month periods ended September 30, 2007, we recorded deferred fuel revenue of $2.5 million, $12.9 million, and $7.8 million. We have placed two fuel surcharges into effect to collect deferred fuel under-recoveries in Texas.

Off-system sales. Off-system sales are primarily made in off-peak periods when we have competitive generation capacity available after meeting our regulated service obligations. Typically, we realize a significant portion of our off-system sales margins in the first quarter of each calendar year when our native load is lower than at other times of the year allowing for the sale in the wholesale market of relatively larger amounts of off-system energy generated from lower cost generating resources. Palo Verde’s availability is an important factor in realizing these off-system sales margins. The table below shows the MWhs, sales revenue, fuel costs, total margins, and retained margins made on off-system sales for the three, nine, and twelve month periods (in thousands except for MWhs).

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2008	2007	2008	2007	2008	2007
MWh sales	891,632	536,397	2,568,437	1,710,403	3,059,328	2,290,554
Sales revenues	$63,371	$30,900	$186,970	$97,221	$215,723	$128,189
Fuel cost	$56,233	$26,958	$162,656	$79,239	$189,811	$101,603
Total margin	$7,139	$3,942	$24,314	$17,982	$25,913	$26,585
Retained margin	$5,355	$2,964	$18,262	$14,313	$19,464	$21,256

Off-system sales increased $32.5 million, $89.7 million, and $87.5 million for the three, nine, and twelve month periods ended September 30, 2008 when compared to the same periods last year due to increased average market prices and increased off-system MWh sales. MWh sales increased 66.2%, 50.2%, and 33.6% for the three, nine, and twelve month periods, respectively. Customers receive 25% of the off-system sales margins pursuant to the applicable rate agreements. Prior to July 1, 2007, we retained 100% of off-system sales margins in New Mexico and prior to April 1, 2008, we retained 100% of off-system sales margins allocated to our sales for resale customer.

In May 2007, the Company began selling 100 MW of firm energy and 50 MW of contingent energy to the Imperial Irrigation District (“IID”). The firm portion of this sale is made through a 100 MW purchase of firm energy from Credit Suisse Energy, LLC and the contingent portion is generally from our generating plants. During the third quarter of 2008, the net margin from this transaction resulted in $2.7 million in gross off-system sales margins compared to $1.7 million during the same period last year. During the nine months ended September 30, 2008, the net margin from this transaction resulted in $10.1 million in gross off-system sales margins compared to $2.3 million during the same period last year.

The 2008 spring Palo Verde refueling outage began in late March 2008 when off-system sales margins are typically higher. The spring 2007 outage began in mid-May. This timing difference in spring outages led to tighter margins in 2008 excluding the IID sale. For the twelve month period ended September 30, 2008, retained margins decreased $1.8 million when compared to the same period in 2007 primarily due to an agreement to share 25% of off-system sales margins in New Mexico beginning in July 2007.

Comparisons of kWh sales and operating revenues are shown below (in thousands):

			Increase (Decrease)
Quarter Ended September 30:	2008	2007	Amount	Percent
kWh sales:
Retail:
Residential	686,247	726,280	(40,033)	(5.5)%
Commercial and industrial, small	655,669	664,307	(8,638)	(1.3)
Commercial and industrial, large	295,298	313,332	(18,034)	(5.8)
Sales to public authorities	395,313	397,191	(1,878)	(0.5)

Total retail sales	2,032,527	2,101,110	(68,583)	(3.3)

Wholesale:
Sales for resale	14,981	15,034	(53)	(0.4)
Off-system sales	891,632	536,397	355,235	66.2

Total wholesale sales	906,613	551,431	355,182	64.4

Total kWh sales	2,939,140	2,652,541	286,599	10.8

Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$57,485	$60,489	$(3,004)	(5.0)%
Commercial and industrial, small	48,714	48,847	(133)	(0.3)
Commercial and industrial, large	9,648	9,982	(334)	(3.3)
Sales to public authorities	19,341	19,423	(82)	(0.4)

Total retail non-fuel base revenues	135,188	138,741	(3,553)	(2.6)

Wholesale:
Sales for resale	411	601	(190)	(31.6)

Total non-fuel base revenues	135,599	139,342	(3,743)	(2.7)

Fuel revenues:
Recovered from customers during the period	58,791	58,737	54	0.1 (1)
Under (over) collection of fuel	15,784	2,496	13,288	—
New Mexico fuel in base rates	20,317	21,124	(807)	(3.8)

Total fuel revenues	94,892	82,357	12,535	15.2
Off-system sales	63,371	30,900	32,471	—
Other	7,937	5,926	2,011	33.9 (2)

Total operating revenues	$301,799	$258,525	$43,274	16.7

Average number of retail customers:
Residential	321,004	315,674	5,330	1.7%
Commercial and industrial, small	35,977	34,788	1,189	3.4
Commercial and industrial, large	51	56	(5)	(8.9)
Sales to public authorities	4,902	4,840	62	1.3

Total	361,934	355,358	6,576	1.9

(1)	Excludes $8.4 million and $7.9 million, respectively, of prior periods deferred fuel revenues recovered through Texas fuel surcharges.
(2)	Represents revenues with no related kWh sales.

			Increase (Decrease)
Nine Months Ended September 30:	2008	2007	Amount	Percent
kWh sales:
Retail:
Residential	1,736,637	1,735,018	1,619	0.1%
Commercial and industrial, small	1,731,243	1,685,663	45,580	2.7
Commercial and industrial, large	874,392	892,398	(18,006)	(2.0)
Sales to public authorities	1,099,000	1,044,276	54,724	5.2

Total retail sales	5,441,272	5,357,355	83,917	1.6

Wholesale:
Sales for resale	40,734	39,135	1,599	4.1
Off-system sales	2,568,437	1,710,403	858,034	50.2

Total wholesale sales	2,609,171	1,749,538	859,633	49.1

Total kWh sales	8,050,443	7,106,893	943,550	13.3

Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$144,457	$143,863	$594	0.4%
Commercial and industrial, small	132,887	125,988	6,899	5.5
Commercial and industrial, large	27,995	29,344	(1,349)	(4.6)
Sales to public authorities	56,396	52,698	3,698	7.0

Total retail non-fuel base revenues	361,735	351,893	9,842	2.8

Wholesale:
Sales for resale	1,306	1,561	(255)	(16.3)

Total non-fuel base revenues	363,041	353,454	9,587	2.7

Fuel revenues:
Recovered from customers during the period	144,420	153,810	(9,390)	(6.1	)(1)
Under (over) collection of fuel	58,556	12,878	45,678	–
New Mexico fuel in base rates	53,042	35,499	17,543	49.4

Total fuel revenues	256,018	202,187	53,831	26.6
Off-system sales	186,970	97,221	89,749	92.3
Other	20,415	13,371	7,044	52.7	(2)

Total operating revenues	$826,444	$666,233	$160,211	24.0

Average number of retail customers:
Residential	319,709	314,565	5,144	1.6%
Commercial and industrial, small	35,737	33,913	1,824	5.4
Commercial and industrial, large	53	56	(3)	(5.4)
Sales to public authorities	4,876	4,830	46	1.0

Total	360,375	353,364	7,011	2.0

(1)	Excludes $13.3 million and $22.9 million, respectively, of prior periods deferred fuel revenues recovered through Texas fuel surcharges.
(2)	Represents revenues with no related kWh sales.

			Increase (Decrease)
Twelve Months Ended September 30:	2008	2007	Amount	Percent
kWh sales:
Retail:
Residential	2,234,287	2,205,364	28,923	1.3%
Commercial and industrial, small	2,262,008	2,185,297	76,711	3.5
Commercial and industrial, large	1,177,032	1,211,358	(34,326)	(2.8)
Sales to public authorities	1,439,104	1,362,659	76,445	5.6

Total retail sales	7,112,431	6,964,678	147,753	2.1

Wholesale:
Sales for resale	49,889	48,529	1,360	2.8
Off-system sales	3,059,328	2,290,554	768,774	33.6

Total wholesale sales	3,109,217	2,339,083	770,134	32.9

Total kWh sales	10,221,648	9,303,761	917,887	9.9

Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$185,156	$182,434	$2,722	1.5%
Commercial and industrial, small	174,990	164,290	10,700	6.5
Commercial and industrial, large	37,743	39,869	(2,126)	(5.3)
Sales to public authorities	76,461	69,277	7,184	10.4

Total retail non-fuel base revenues	474,350	455,870	18,480	4.1

Wholesale:
Sales for resale	1,664	1,946	(282)	(14.5)

Total non-fuel base revenues	476,014	457,816	18,198	4.0

Fuel revenues:
Recovered from customers during the period	187,993	206,033	(18,040)	(8.8	)(1)
Under (over) collection of fuel	63,506	7,751	55,755	—
New Mexico fuel in base rates	69,030	42,351	26,679	63.0

Total fuel revenues	320,529	256,135	64,394	25.1
Off-system sales	215,723	128,189	87,534	68.3
Other	25,372	17,374	7,998	46.0	(2)

Total operating revenues	$1,037,638	$859,514	$178,124	20.7

Average number of retail customers:
Residential	318,973	313,097	5,876	1.9%
Commercial and industrial, small	35,566	33,289	2,277	6.8
Commercial and industrial, large	53	57	(4)	(7.0)
Sales to public authorities	4,868	4,814	54	1.1

Total	359,460	351,257	8,203	2.3

(1)	Excludes $13.3 million and $36.7 million of deferred fuel revenues recovered through Texas fuel surcharges, respectively.
(2)	Represents revenues with no related kWh sales.

Energy expenses

Our sources of energy include electricity generated from nuclear fuel, natural gas and coal generating plants and purchased power. Palo Verde represents approximately 42% of our available net generating capacity and approximately 56%, 58% and 55%, respectively, of our Company generated energy for the three, nine and twelve months ended September 30, 2008. Recent increases in the price of natural gas which also influences the price of purchased power has had a significant impact on our cost of energy in each of the three, nine and twelve month periods ended September 30, 2008.

Our energy expenses increased $41.0 million or 38% for the three months ended September 30, 2008 when compared to 2007 primarily due to (i) increased costs of purchased power of $24.1 million due to a 46% increase in MWhs purchased and a 25% increase in the market prices for power, and (ii) increased natural gas costs of $15.6 million primarily due to a 35% increase in the average price of natural gas partially offset by a 9% decrease in MWhs generated with natural gas. Most of the increase in MWhs purchased in 2008 was for the purpose of making off-system sales. Overall the average price of energy increased 26% and energy requirements increased 10% for the three months ended September 30, 2008 compared to 2007. The table below details the sources and costs of energy for the three months ended September 30, 2008 and 2007.

	Three Months Ended September 30,
	2008			2007
Fuel Type	Cost	MWh	Cost per MWh	Cost	MWh	Cost per MWh
	(in thousands)			(in thousands)
Natural gas	$83,884	835,924	$100.35	$68,291	915,938	$74.56
Coal	4,172	210,587	19.81	3,370	208,624	16.15
Nuclear	7,176	1,332,861	5.38	6,651	1,204,767	5.52

Total	95,232	2,379,372	40.02	78,312	2,329,329	33.62
Purchased power	53,259	730,239	72.93	29,183	499,606	58.41

Total energy	$148,491	3,109,611	47.75	$107,495	2,828,935	38.00

Our energy expenses increased $129.1 million or 45% for the nine months ended September 30, 2008 when compared to 2007 primarily due to (i) increased costs of purchased power of $78.7 million due to a 47% increase in the MWhs purchased and a 27% increase in the market prices for power, and (ii) increased natural gas costs of $48.9 million due to a 26% increase in the average price of natural gas and a 2.7% increase in natural gas generation. Most of the increase in MWhs purchased was for the purpose of supplying energy for off-system sales. We entered into a contract with Credit Suisse Energy, LLC to purchase capacity and energy effective in May 2007 for the purpose of selling off-system capacity and energy to the IID. In addition, the Company purchased power when it could be resold at a higher price. Overall the average price of energy increased 30% and the energy requirements increased 12% for the nine months ended September 30, 2008 compared to 2007. The table below details the sources and costs of energy for the nine month periods ended September 30, 2008 and 2007.

	Nine Months Ended September 30,
	2008			2007
Fuel Type	Cost	MWh	Cost per MWh	Cost	MWh	Cost per MWh
	(in thousands)			(in thousands)
Natural gas	$213,206	2,126,202	$100.28	$164,275	2,071,299	$79.31
Coal	10,178	495,099	20.56	8,807	509,465	17.29
Nuclear	19,583	3,598,148	5.44	19,477	3,454,837	5.64

Total	242,967	6,219,449	39.07	192,559	6,035,601	31.90
Purchased power	169,835	2,300,865	73.81	91,181	1,567,603	58.17

Total energy	$412,802	8,520,314	48.45	$283,740	7,603,204	37.32

Our energy expenses increased $147.4 million or 41% for the twelve months ended September 30, 2008 when compared to 2007 primarily due to (i) increased costs of purchased power of $88.4 million due to a 40% increase in the MWh purchased and a 25% increase in the market prices for power, and (ii) increased natural gas costs of $58.4 million due to a 21% increase in the average price of natural gas and a 6% increase in natural gas generation. Most of the increase in MWh purchases of power was to make off-system sales including the sales to IID. Overall the average price of energy increased 29% and the energy requirements increased 9% for the twelve months ended September 30, 2008 compared to 2007. The table below details the sources and costs of energy for the twelve month periods ended September 30, 2008 and 2007.

	Twelve Months Ended September 30,
	2008				2007
Fuel Type	Cost		MWh	Cost per MWh	Cost	MWh	Cost per MWh
	(in thousands)				(in thousands)
Natural gas	$267,096	(a)	2,817,919	$94.78	$208,695	2,657,095	$78.54
Coal	12,714		699,798	18.17	11,267	708,924	15.89
Nuclear	24,099		4,373,226	5.51	24,965	4,468,899	5.59

Total	303,909		7,890,943	38.51	244,927	7,834,918	31.26
Purchased power	205,487		2,922,959	70.30	117,043	2,087,063	56.08

Total energy	$509,396		10,813,902	47.11	$361,970	9,921,981	36.48

(a)	Excludes a refund of $2.7 million of gas transmission reservation costs recorded in the fourth quarter of 2007.

Other operations expense

Other operations expense increased $2.0 million, or 4.2%, for the three months ended September 30, 2008 compared to the same period last year primarily due to (i) increased transmission and distribution expense of $0.9 million, (ii) increased administrative and general expense of $0.9 million and (iii) increased Palo Verde operations expense of $0.7 million which included a $2.6 million credit adjustment recorded in the third quarter of 2008.

Other operations expense increased $5.6 million, or 4.0%, for the nine months ended September 30, 2008 compared to the same period last year primarily due to (i) increased Palo Verde operations expense of $4.7 million which net of a $2.6 million credit adjustment recorded in the third quarter of 2008 and (ii) increased transmission and distribution expense of $2.2 million. These increases were partially offset by (i) decreased administrative and general expenses of $0.7 million primarily due to lower pension and other post-retirement benefits expenses reflecting an increase in the discount rate for the associated liabilities and (ii) decreased customer service expenses of $0.6 million primarily due to the deferral for future recovery of Texas Energy Efficiency Program costs.

Other operations expense increased $7.6 million, or 3.9%, for the twelve months ended September 30, 2008 compared to the same period last year primarily due to (i) increased Palo Verde operations expense of $7.4 million which net of a $2.6 million credit adjustment recorded in the third quarter of 2008 and (ii) increased transmission and distribution expense of $1.8 million. These increases were partially offset by decreased administrative and general expenses of $1.2 million primarily due to lower pension and other post-retirement benefits expenses as the result of an increase in the discount rate for the associated liabilities.

Maintenance expense

Maintenance expense increased $0.9 million, or 7.6%, for the three months ended September 30, 2008 compared to the same period last year primarily due to (i) increased maintenance expense at our fossil-fired generating plants of $0.5 million and (ii) increased administrative and general expenses of $0.3 million primarily due to the purchase of our general administrative offices.

Maintenance expense increased $10.3 million, or 25.6%, for the nine months ended September 30, 2008 compared to the same period last year primarily due to (i) increased maintenance expense at our fossil-fired generating plants of $5.2 million and (ii) increased Palo Verde maintenance expense of $4.6 million due to the timing of a refueling outage at Palo Verde Unit 2 which included unscheduled preventive maintenance. Major maintenance was performed at Four Corners Unit 5 and Newman Unit 3 in 2008. No major maintenance was performed at our fossil-fired generation units in the first nine months of 2007.

Maintenance expense increased $13.8 million, or 25.9%, for the twelve months ended September 30, 2008 compared to the same period last year primarily due to (i) increased Palo Verde maintenance expense of $7.4 million due to a refueling outage at Palo Verde Unit 2 which included unscheduled preventive maintenance and (ii) increased maintenance expense at our fossil-fired generating plants of $6.6 million. Major maintenance was performed at Four Corners Unit 5 and Newman Unit 3 in 2008. No major maintenance was performed at our fossil-fired generation units in 2007.

Depreciation and amortization expense

Depreciation and amortization expense increased $1.4 million, $4.7 million and $5.0 million for the three, nine and twelve months ended September 30, 2008, respectively, compared to the same periods last year primarily due to increases in depreciable plant balances.

Other income (deductions)

Other income (deductions) decreased $2.4 million for the three months ended September 30, 2008 compared to the same period last year primarily due to a $2.9 million decrease in investment income from our decommissioning trust funds including $1.9 million of impairments and realized losses in equity investments when compared to the same period last year. These decreases were partially offset by increased allowance for equity funds used during construction (“AEFUDC”) due to higher balances of construction work in progress in 2008.

Other income (deductions) decreased $2.7 million for the nine months ended September 30, 2008 compared to the same period last year primarily due to a $3.6 million decrease in investment income from our decommissioning trust funds including $3.0 million of impairments and realized losses in equity investments when compared to the same period last year and a decrease in the fair value of our investments in auction rate securities of $1.1 million in 2008 with no comparable activity in 2007. These decreases were partially offset by increased AEFUDC due to higher balances of construction work in progress in 2008.

Other income (deductions) decreased $1.8 million for the twelve months ended September 30, 2008 compared to the same period last year primarily due to a $2.7 million decrease in investment income from our decommissioning trust funds including $1.7 million of impairments and realized losses in equity investments when compared to the same period last year and a decrease in the fair value of our investments in auction rate securities of $1.1 million in 2008 with no comparable activity in 2007. These decreases were partially offset by increased AEFUDC due to the re-application of SFAS No. 71 to our Texas jurisdiction beginning December 31, 2006 and increased construction work in progress subject to AEFUDC.

Interest charges (credits)

Interest charges (credits) increased $2.2 million for the three months ended September 30, 2008 compared to the same period last year primarily due to (i) a $2.8 million increase in interest related to the issuance of our 7.50% Senior Notes in June 2008 and (ii) a $0.6 million increase in interest related to our pollution control bonds. These increases were partially offset by (i) a $0.8 million in interest expense due to an Internal Revenue Service (“IRS”) refund notice for interest payments related to the timing of tax payments in prior years and (ii) a $0.3 million increase in allowance for funds used during construction (“AFUDC”) as a result of increased construction work in progress subject to AFUDC.

Interest charges (credits) increased $3.7 million for the nine months ended September 30, 2008 compared to the same period last year primarily due to (i) a $3.7 million increase in interest related to the issuance of our 7.50% Senior Notes in June 2008 and (ii) a $2.3 million increase in interest related to our pollution control bonds and our nuclear fuel trust. The interest rates on two series of our pollution control bonds are reset through weekly auctions which, due to well publicized problems in the auction rate market, has resulted in substantially higher interest rates during 2008. These increases were partially offset by (i) a $0.8 million decrease in contingent interest expense related to the timing of tax payments in prior years and (ii) a $1.7 million increase in AFUDC and capitalized interest as a result of increased construction work in progress subject to AFUDC and nuclear fuel subject to capitalized interest.

Interest charges (credits) for the twelve month period ended September 30, 2008 increased $3.3 million compared to the same period last year. The increases in interest related to the issuance of our 7.5% Senior Notes, higher interest rates on pollution control bonds, and increased interest on borrowings for the nuclear fuel trust offset by increased AFUDC and capitalized interest.

Income tax expense

Income tax expense decreased by $2.8 million in the third quarter of 2008 compared to the third quarter of 2007 as a result of decreased pre-tax income and increases in certain permanent tax differences in 2008.

Income tax expense decreased by $0.9 million in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 as a result of increases in certain permanent tax differences in 2008 offset by increased pre-tax income.

Income tax expense decreased by $7.8 million in the twelve months ended September 30, 2008 compared to the twelve months ended September 30, 2007 due to increases in certain permanent tax differences in the 2008 period which was partially offset by increased pre-tax income. In addition, income taxes for the twelve months ended September 30, 2008 were reduced for adjustments in the fourth quarter of 2007 to income tax accruals related to prior years including an adjustment to deferred income taxes associated with the accrual of other post-retirement benefits.

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

New accounting standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” The statement defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. The statement was effective for fiscal years beginning after November 15, 2007. We adopted SFAS No. 157 for our financial assets and liabilities in the first quarter of 2008. See Note K of Notes to Consolidated Financial Statements. In February 2007, the FASB issued FASB Staff Position 157-1 (“FSP 157-1”) and FASB Staff Position 157-2 (“FSP 157-2”). FSP 157-1 amends the scope of SFAS No. 157 to exclude FASB Statement No. 13, “Accounting for Leases” and other accounting standards that address fair value measurements of leases from the provisions of SFAS No. 157. FSP 157-2 delays the effective date of SFAS No. 157 for most nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008 except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. In October 2008, FASB issued FASB Staff Position 157-3 (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active and key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141 (revised 2007) applies the acquisition method of accounting to all transactions and other events in which one entity obtains control over one or more businesses and, therefore, improves the comparability of the information about business combinations provided in financial reports. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are not currently a party to any business combination transactions that would be impacted by SFAS No. 141.

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

Liquidity and Capital Resources

We continue to maintain a strong capital structure in order to provide us with an opportunity to access the capital markets at a reasonable cost. At September 30, 2008, our capital structure, including common stock, long-term debt, the current portion of long-term debt and financing obligations, consisted of 46.1% common stock equity and 53.9% debt. In June 2008, we issued $150 million of 7.5% Senior Notes to meet current and future cash requirements. The net proceeds from the 7.5% Senior Notes were used to pay down working capital borrowings under our credit facility and to fund our construction program and ensure adequate liquidity through most of 2009. At September 30, 2008, we had a balance of $104.4 million in cash and cash equivalents.

In September 2008, financial markets entered into a period of instability and uncertainty. We responded by taking a conservative approach with our cash and cash equivalents. Substantially all of our cash and cash equivalents are currently invested in short-term U.S. Treasury instruments and we expect to limit our short-term cash investments to U.S. Treasury instruments until financial market conditions stabilize.

Our principal liquidity requirements in the near-term are expected to consist of capital expenditures to expand and support electric service obligations, expenditures for nuclear fuel inventory, interest payments on our indebtedness and operating expenses including fuel costs, non-fuel operation and maintenance costs and taxes. In addition, we repurchased $9.9 million of common stock in the nine month period ended September 30, 2008.

Capital Requirements. During the nine month period ended September 30, 2008, our need for cash increased due to increased capital expenditures and to fund fuel expenses until they could be collected from customers as discussed below. Projected utility construction expenditures will consist primarily of expanding and updating our transmission and distribution systems, adding new generation, and making capital improvements and replacements at Palo Verde and other generating facilities. We have received regulatory approval in Texas and New Mexico to construct Newman Unit 5, a 280-290 MW gas-fired combined cycle combustion turbine generating unit, which is scheduled to be completed in two phases before the peak periods of 2009 and 2011 at an estimated cost of approximately $245 million. In March 2008, we purchased the office building in El Paso, Texas in which we have our general administrative offices. See Part I, Item 1, “Business – Construction Program” in our 2007 Form 10-K. Capital expenditures were $141.9 million in the nine month period ended September 30, 2008 compared to $104.0 million in the nine month period ended September 30, 2007.

Capital requirements have also been impacted by the requirement to fund fuel costs prior to their recovery through fuel recovery mechanisms in Texas, New Mexico, and our sales for resale customer. We recover actual fuel costs from customers through fuel adjustment mechanisms in Texas, New Mexico, and from our sales for resale customer. In Texas, fuel costs are recovered through a fixed fuel factor which may be adjusted three times a year. We record deferred fuel revenues for the under-recovery of fuel costs until they can be recovered from customers. Prices for natural gas and purchased power rose significantly in the first seven months of 2008 before declining in August and September 2008 resulting in significant fuel under-recoveries as the price increases were not fully reflected in our fuel recovery factors. In addition, post-March 2008 cost increases in New Mexico were deferred for collection beginning in October 2008. As a result, at September 30, 2008, we had a fuel under-recovery balance of $74.4 million including $63.0 million in Texas and $11.4 million in New Mexico. We adjusted our New Mexico fuel and purchased power cost recovery factor in October 2008 to recover under-recovered fuel costs accumulated through September 2008 with the expectation that, by the end of the first quarter of 2009, these under-recoveries would be fully recovered.

In April 2008, the Texas Commission approved a fuel surcharge of $30.1 million, including interest, to recover fuel under-recoveries through November 2007, with recovery over a twelve-month period beginning in May 2008. On September 25, 2008, the Texas Commission approved a fuel surcharge of $39.5 million, including interest to recover fuel under-recoveries from December 2007 to July 2008, to be collected over an eighteen-month period beginning in October 2008. The Texas Commission also approved an increase to our fixed fuel factor effective in October 2008 which reflects a delivered cost of natural gas of $8.40 per MMBtu. As fuel under-recoveries are collected from customers, cash will be used to support our construction requirements and other working capital needs.

Our capital requirements for nuclear fuel increased substantially in 2007 as a result of increases in prices for uranium concentrates and increases in our inventory of nuclear fuel feedstock. This higher balance of nuclear fuel inventory was maintained, but not materially increased, in 2008. We finance our nuclear fuel inventory through a trust that borrows under our $200 million credit facility to acquire and process the nuclear fuel. In 2008, borrowings under the credit facility for nuclear fuel increased to $92.2 million as of September 30, 2008 up from $86.7 million as of September 30, 2007. Up to $120 million of the credit facility may be used to finance nuclear fuel. Amounts not drawn for nuclear fuel are available for general corporate purposes.

The Company does not pay dividends on common stock. Since 1999, we have repurchased approximately 19.8 million shares of common stock at an aggregate cost of $279.3 million, including commissions. During the first three months of 2008, we repurchased 478,634 shares of common stock at an aggregate cost of $9.9 million. No shares of common stock were repurchased during the second and third quarters of 2008. As of September 30, 2008, approximately 1,521,366 shares remain available for repurchase under the currently authorized program. We may make purchases of our stock in the future pursuant to our stock repurchase plan at open market prices and may engage in private transactions, where appropriate. The repurchased shares will be available for issuance under employee benefit and stock incentive plans, or may be retired.

We expect to have additional cash requirements during 2008 for tax payments and to fund requirements related to other postretirement benefit plans and decommissioning trust funds. In the nine months ended September 30, 2008, we contributed $11.2 million of the projected $11.6 million 2008 annual contribution to our retirement plans. In the nine months ended September 30, 2008, we contributed $2.9 million of the projected $3.4 million 2008 annual contribution to our other postretirement benefit plan, and $5.4 million of the projected $7.2 million 2008 annual contribution to our decommissioning trust funds.

Capital Resources. Cash flow from operations funded approximately 80% of our capital requirements for construction during the nine months of 2008. Cash generated from operations decreased $32.8 million in the nine months ended September 30, 2008 compared to the same period in 2007 as cash was used to finance deferred fuel under-recoveries. In addition, during the first nine months of 2008, we liquidated $16 million of our investment in debt securities to fund capital requirements. We expect that a significant portion of our construction expenditures will continue to be financed with internal sources of funds, including the collection of deferred fuel revenues.

The net proceeds of $148.7 million from the issuance of the 7.50% Senior Notes were used to pay down $44.0 million of working capital borrowings under our credit facility. The remaining proceeds are expected to help fund our construction program and ensure adequate liquidity through most of 2009. Our Senior Notes are rated “Baa2” by Moody’s and “BBB” by Standard & Poors. We continue to maintain a $200 million credit facility to provide funds for the purchase of nuclear fuel and to provide liquidity to meet our capital requirements before they can be financed with long-term capital sources. At September 30, 2008, we had an outstanding balance of $92.2 million on our credit facility all of which pertained to our purchases of nuclear fuel.

Pollution Control Bonds Interest Rates. We currently have approximately $100.6 million of PCBs for which the interest rate is reset weekly. The PCBs are insured by Financial Guaranty Insurance Company (“FGIC”). FGIC’s bond ratings have been downgraded by all of the major rating agencies thereby calling into question FGIC’s claims paying ability in the event we default. As a result, we experienced increased yields and resulting interest expense for the PCBs in the first nine months of 2008. Although there has not yet been a failed auction of the PCBs, if one were to occur we would be required to pay a default interest rate of 15%. We have obtained approval from the FERC and NMPRC to enter into securities transactions to refund and reissue the Series B $63.5 million and Series C $37.1 million PCBs. We anticipate refunding and reissuing the PCBs to fix the interest rates when the credit markets stabilize.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk due to changes in interest rates, equity prices and commodity prices. See our 2007 Form 10-K, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” for a complete discussion of the market risks we face and our market risk sensitive assets and liabilities. As of September 30, 2008, there have been no material changes in the market risks we faced or the fair values of assets and liabilities disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2007 Form 10-K.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the company and its subsidiaries is communicated to the chief executive officer and the chief financial officer by others within those entities. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of September 30, 2008, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to the chief executive officer and the chief financial officer, and recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15, that occurred during the quarter ended September 30, 2008, that materially affected, or that were reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We hereby incorporate by reference the information set forth in Part I of this report under Notes B and I of Notes to Consolidated Financial Statements.

Item 1A.	Risk Factors

Our 2007 Form 10-K includes a detailed discussion of our risk factors. The information presented below updates and should be read in conjunction with the risk factors and other information disclosed in that Form 10-K.

Turmoil in the Credit Markets and Economic Downturn

The global credit and equity markets are in a state of turmoil, and the overall economy is in a downward trend. These events could have a number of effects on our operations and our capital programs. For example, the tight credit and capital markets may make it difficult and more expensive to raise capital to fund our operations and capital programs. If we are unable to access the credit markets, we could be required to defer or eliminate important capital projects in the future. Uncertainties in the credit markets have resulted, and may continue to result, in higher yields and resulting interest expense for approximately $100.6 million of our PCBs for which interest rates are reset weekly and may make it difficult and more expensive to refund and reissue such PCBs at fixed rates. In addition, declines in the stock market have reduced and may further reduce the value of our financial assets and decommissioning trust investments and negatively impact our future earnings and cash flow. Such market declines may also increase our funding obligations for our pension plans, other post-retirement benefit plans and nuclear decommissioning trusts. The turmoil in the credit markets has led, and may continue to lead, to an increase in the corporate interest rates which we use as the discount rate to determine our pension, other post-retirement and decommissioning liabilities which, in turn, may have an impact on our funding obligations for such plans and trusts. Further, the downturn in the economy may result in reduced customer demand, both in the retail and wholesale markets, and increases in customer delinquencies and write-offs. The credit markets and overall economy may also adversely impact the financial health of our suppliers. If that were to occur, our access to and prices for inventory, supplies and capital equipment could be adversely affected. Our power trading counterparties could also be adversely impacted by the market and economic conditions which could result in reduced wholesale power sales or increased counterparty credit risk. This is not intended to be an exhaustive list of possible effects, and we may be adversely impacted in other ways.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities.

In November 2007, our Board of Directors authorized a new stock repurchase program permitting the repurchase of up to 2.0 million additional shares of its outstanding common stock. Approximately 1.5 million shares remain authorized to be repurchased under the program. No shares were repurchased during the third quarter of 2008.

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
Scott D. Wilson
Executive Vice President, Chief Financial Officer and Chief Administrative Officer
(Duly Authorized Officer and Principal Financial Officer)

Dated: November 6, 2008

EL PASO ELECTRIC COMPANY

INDEX TO EXHIBITS

Exhibit Number	Exhibit
†10.04	Form of Directors’ Restricted Stock Award Agreement between the Company and certain directors of the Company. (Identical in all material respects to Exhibit 10.07 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

††10.05	Amended Confirmation of Power Purchase Transaction, dated September 3, 2008, between the Company and Credit Suisse Energy LLC. Amendment to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

††10.06	Amended Confirmation of Power Sales Transaction, dated August 29, 2008, between the Company and Imperial Irrigation District. Amendment to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

15	Letter re Unaudited Interim Financial Information

31.01	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†

In lieu of non-employee director cash compensation, two agreements, dated as of October 1, 2008, substantially identical in all material respects to this Exhibit, have been entered into with Kenneth R. Heitz; and Patricia Z. Holland-Branch; directors of the Company.

In lieu of non-employee director cash compensation, ten agreements, dated as of May 8, 2008, substantially identical in all material respects to this Exhibit, were entered into with J. Robert Brown; James W. Cicconi; George W. Edwards, Jr.; James W. Harris; Kenneth R. Heitz; Patricia Z. Holland-Branch; Michael K. Parks; Eric B. Siegel; Stephen N. Wertheimer; and Charles A. Yamarone; directors of the Company.

††

Confidential treatment has been requested for the redacted portions of Exhibits 10.05 and 10.06. The copy filed herewith omits the information subject to the confidentiality request. Omissions are designated as “****.” A complete version of these Exhibits have been filed separately with the Securities and Exchange Commission.