Form 10-Q
period 2009-03-31
EL PASO ELECTRIC CO /TX/
filed 2009-05-06
CIK 31978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of April 30, 2009, there were 44,928,025 shares of the Company’s no par value common stock outstanding.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

(i)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS (In thousands)
Utility plant:
Electric plant in service	$2,243,278	$2,223,066
Less accumulated depreciation and amortization	(934,335)	(919,053)

Net plant in service	1,308,943	1,304,013
Construction work in progress	232,620	205,748
Nuclear fuel; includes fuel in process of $54,511 and $51,352, respectively	129,534	115,749
Less accumulated amortization	(35,409)	(29,904)

Net nuclear fuel	94,125	85,845

Net utility plant	1,635,688	1,595,606

Current assets:
Cash and cash equivalents	101,962	91,642
Accounts receivable, principally trade, net of allowance for doubtful accounts of $1,740 and $3,123, respectively	78,839	96,507
Accumulated deferred income taxes	8,316	—
Inventories, at cost	38,155	40,153
Undercollection of fuel revenues	12,178	41,034
Prepayments and other	14,798	16,292

Total current assets	254,248	285,628

Deferred charges and other assets:
Decommissioning trust funds	108,863	111,306
Undercollection of fuel revenues, non current	—	5,823
Regulatory assets	50,361	48,616
Investments in debt securities	2,212	2,264
Other	20,156	19,840

Total deferred charges and other assets	181,592	187,849

Total assets	$2,071,528	$2,069,083

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Continued)

	March 31, 2009	December 31, 2008
	(Unaudited)
CAPITALIZATION AND LIABILITIES (In thousands except for share data)
Capitalization:
Common stock, stated value $1 per share, 100,000,000 shares authorized, 64,605,848 and 64,604,852 shares issued, and 166,762 and 127,800 restricted shares, respectively	$64,773	$64,733
Capital in excess of stated value	296,038	295,346
Retained earnings	652,931	643,322
Accumulated other comprehensive loss, net of tax	(31,840)	(29,364)

	981,902	974,037
Treasury stock, 19,848,900 shares, at cost	(279,808)	(279,808)

Common stock equity	702,094	694,229
Long-term debt, net of current portion	739,663	739,652
Financing obligations, net of current portion	71,728	70,066

Total capitalization	1,513,485	1,503,947

Current liabilities:
Current portion of long-term debt and financing obligations	30,943	23,587
Accounts payable, principally trade	34,714	61,550
Accumulated deferred income taxes	—	4,209
Taxes accrued	30,521	23,798
Interest accrued	10,656	7,519
Other	24,057	24,146

Total current liabilities	130,891	144,809

Deferred credits and other liabilities:
Accumulated deferred income taxes	184,608	175,816
Accrued postretirement benefit liability	86,456	85,797
Asset retirement obligation	79,866	78,037
Accrued pension liability	37,982	39,101
Regulatory liabilities	14,128	14,469
Other	24,112	27,107

Total deferred credits and other liabilities	427,152	420,327

Commitments and contingencies

Total capitalization and liabilities	$2,071,528	$2,069,083

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except for share data)

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2009	2008	2009	2008
Operating revenues	$190,436	$240,240	$989,126	$929,250

Energy expenses:
Fuel	42,293	60,931	271,178	264,256
Purchased and interchanged power	29,398	55,358	184,523	155,532

	71,691	116,289	455,701	419,788

Operating revenues net of energy expenses	118,745	123,951	533,425	509,462

Other operating expenses:
Other operations	49,304	46,834	202,878	199,094
Maintenance	13,371	17,496	62,985	62,843
Depreciation and amortization	17,679	18,617	74,633	70,963
Taxes other than income taxes	12,517	11,778	50,545	48,924

	92,871	94,725	391,041	381,824

Operating income	25,874	29,226	142,384	127,638

Other income (deductions):
Allowance for equity funds used during construction	2,589	1,806	9,062	6,455
Investment and interest income, net	(486)	629	2,683	8,217
Miscellaneous non-operating income	212	206	2,483	1,455
Miscellaneous non-operating deductions	(1,315)	(1,977)	(2,957)	(4,815)

	1,000	664	11,271	11,312

Interest charges (credits):
Interest on long-term debt and financing obligations	13,924	10,105	51,424	38,003
Other interest	170	212	1,166	861
Capitalized interest	(250)	(1,295)	(2,575)	(3,879)
Allowance for borrowed funds used during construction	(1,682)	(862)	(4,793)	(3,268)

	12,162	8,160	45,222	31,717

Income before income taxes	14,712	21,730	108,433	107,233
Income tax expense	5,103	7,242	35,691	33,111

Net income	$9,609	$14,488	$72,742	$74,122

Basic earnings per share	$0.21	$0.32	$1.62	$1.63

Diluted earnings per share	$0.21	$0.32	$1.62	$1.62

Weighted average number of shares outstanding	44,904,302	45,074,127	44,844,732	45,446,359

Weighted average number of shares and dilutive potential shares outstanding	44,937,780	45,304,237	44,947,918	45,722,138

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(Unaudited)

(In thousands)

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2009	2008	2009	2008
Net income	$9,609	$14,488	$72,742	$74,122
Other comprehensive income (loss):
Unrecognized pension and postretirement benefit costs:
Net gain (loss) arising during period	—	—	(30,587)	40,625
Reclassification adjustments included in net income for amortization of:
Prior service benefit	(700)	(700)	(2,754)	(2,766)
Net loss	400	25	223	2,650
Net unrealized gains (losses) on marketable securities:
Net holding gains (losses) arising during period	(5,391)	(6,814)	(28,356)	7
Reclassification adjustments for net (gains) losses included in net income	2,473	194	5,155	(1,330)
Net losses on cash flow hedges:
Reclassification adjustment for interest expense included in net income	77	73	301	283

Total other comprehensive income (loss) before income taxes	(3,141)	(7,222)	(56,018)	39,469

Income tax benefit (expense) related to items of other comprehensive income (loss):
Unrecognized pension and postretirement benefit costs	109	244	11,787	(17,783)
Net unrealized gains (losses) on marketable securities	584	1,324	4,641	265
Losses on cash flow hedges	(28)	(27)	(109)	(105)

Total income tax benefit (expense)	665	1,541	16,319	(17,623)

Other comprehensive income (loss), net of tax	(2,476)	(5,681)	(39,699)	21,846

Comprehensive income	$7,133	$8,807	$33,043	$95,968

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$9,609	$14,488
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of electric plant in service	17,679	18,617
Amortization of nuclear fuel	5,921	5,274
Allowance for equity funds used during construction	(2,589)	(1,806)
Deferred income taxes, net	(4,222)	4,281
Other amortization and accretion	3,860	3,534
Unrealized loss on investments in debt securities	52	529
Other operating activities	1,473	882
Change in:
Accounts receivable	17,668	(2,226)
Inventories	2,168	(500)
Net overcollection (undercollection) of fuel revenues	34,679	(2,035)
Prepayments and other	(1,511)	(1,422)
Accounts payable	(24,257)	(4,737)
Taxes accrued	8,835	522
Interest accrued	3,137	5,721
Other current liabilities	(89)	3,661
Deferred charges and credits	(4,788)	(2,267)

Net cash provided by operating activities	67,625	42,516

Cash flows from investing activities:
Cash additions to utility property, plant and equipment	(47,262)	(43,966)
Cash additions to nuclear fuel	(13,631)	(15,048)
Proceeds from sale of assets	—	5
Capitalized interest:
Utility property, plant and equipment	(4,271)	(2,668)
Nuclear fuel	(250)	(1,295)
Allowance for equity funds used during construction	2,589	1,806
Decommissioning trust funds:
Purchases, including funding of $2.0 and $1.8 million, respectively	(14,198)	(12,416)
Sales and maturities	12,416	9,277
Proceeds from sale of investments in debt securities	—	16,000
Other investing activities	(436)	(3,025)

Net cash used for investing activities	(65,043)	(51,330)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	238
Repurchases of common stock	—	(9,892)
Financing obligations:
Proceeds	164,485	29,016
Payments	(155,466)	(3,434)
Excess tax benefits from long-term incentive plans	—	214
Other financing activities	(1,281)	(579)

Net cash provided by financing activities	7,738	15,563

Net increase in cash and cash equivalents	10,320	6,749
Cash and cash equivalents at beginning of period	91,642	4,976

Cash and cash equivalents at end of period	$101,962	$11,725

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A. Principles of Preparation

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Annual Report of El Paso Electric Company on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”). Capitalized terms used in this report and not defined herein have the meaning ascribed for such terms in the 2008 Form 10-K. In the opinion of the Company’s management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at March 31, 2009 and December 31, 2008; the results of its operations and comprehensive operations for the three and twelve months ended March 31, 2009 and 2008; and its cash flows for the three months ended March 31, 2009 and 2008. The results of operations and comprehensive operations and the cash flows for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full calendar year.

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

Investment in Debt Securities. The Company invested excess cash in auction rate securities with contract maturity dates that extended beyond three months. These securities have interest rates that reset frequently, and historically had provided a liquid market to sell the securities to meet cash requirements. These securities were and still are classified as trading securities by the Company. The auction rate securities had successful auctions through January 2008. However, beginning February 13, 2008, auctions for $4.0 million of these investments have not been successful, resulting in the inability to liquidate these investments. These investments continue to pay interest and are reported at fair value in deferred charges and other assets. See Note K.

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

Revenues. Accounts receivable include accrued unbilled revenues of $15.3 million and $18.6 million at March 31, 2009 and December 31, 2008, respectively. The Company presents sales net of sales taxes in its consolidated statements of operations.

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

New Accounting Standards. Effective January 1, 2009, the Company adopted the FASB Staff Position EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” (“FSP EITF 03-6-1”) which requires a public entity to include share-based compensation awards that qualify as participating securities in both basic and dilutive earnings per share. A share-based compensation award is considered a participating security if it receives non-forfeitable dividends or may participate in undistributed earnings with common stock. The Company awards unvested restricted stock which qualifies as participating securities, and has reflected the effects of FSP EITF 03-6-1 to its basic and diluted earnings per share for all periods presented. See Note E.

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements.” The statement defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. On April 9, 2009, the FASB issued FASB Staff Position 157-4 (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009 and shall be applied prospectively. FSP 157-4 is not expected to have a significant impact on the Company’s consolidated financial statements. See Note K of Notes to Consolidated Financial Statements.

On April 9, 2009, the FASB issued FASB Staff Position 107-1 and Accounting Principles Board Opinion 28-1 (“FSP 107-1 and APB 28-1”). FSP 107-1 and APB 28-1 amend SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” and APB Opinion No. 28, “Interim Financial Reporting.” FSP 107-1 and APB 28-1 require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009. FSP 107-1 and APB 28-1 will not impact amounts reported in the Company’s consolidated financial statements but will result in additional footnote disclosure.

On April 9, 2009, the FASB issued FASB Staff Position 115-2 and 124-2 (“FSP 115-2 and FSP 124-2”). FSP 115-2 and FSP 124-2 amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP 115-2 and FSP 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. FSP 115-2 and FSP 124-2 are not expected to have a significant impact on amounts reported in the Company’s consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In December 2008, the FASB issued FASB Staff Position 132(R)-1 (“FSP 132(R)-1”), which amends FASB No. 132(R), “Employers’ Disclosures about Pension and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP 132(R)-1 requires additional disclosure on investment policies and strategies, categories and fair value measurements of plan assets, and significant concentrations of risk. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. FSP 132(R)-1 will not have a significant impact on the amounts recognized in the Company’s consolidated financial statements.

Supplemental Cash Flow Disclosures (in thousands)

	Three Months Ended March 31,
	2009	2008
Cash paid for:
Interest on long-term debt and financing obligations	$10,531	$3,798
Other interest	5	41
Income taxes refund	(2,063)	(575)
Non-cash financing activities:
Grants of restricted shares of common stock	490	444

B. Regulation

General

The rates and services of the Company are regulated by incorporated municipalities in Texas, the Public Utility Commission of Texas (the “PUCT”), the NMPRC, and the FERC. The PUCT and the NMPRC have jurisdiction to review municipal orders, ordinances, and utility agreements regarding rates and services within their respective states and over certain other activities of the Company. The FERC has jurisdiction over the Company’s wholesale transactions. The decisions of the PUCT, NMPRC and the FERC are subject to judicial review.

Texas Regulatory Matters

Texas Freeze Period. The Company has entered into agreements (“Texas Rate Agreements”) with El Paso, PUCT Staff and other parties in Texas that provide for most retail base rates to remain at their current level through June 30, 2010. During the rate freeze period, if the Company’s return on equity falls below the bottom of a defined range, the Company has the right to initiate a rate case and seek an adjustment to base rates. If the Company’s return on equity exceeds the top of the range, the Company will refund an amount equal to 50% of the Texas jurisdictional pretax return in excess of the ceiling. The range is based upon a risk premium analysis used in rate proceedings to establish a utility’s

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

return on equity and as of March 2009 the range would be approximately 9.6% to 13.6%. The Company’s return on equity fell within the then prevailing range during the latest reporting period. Also pursuant to the Texas Rate Agreements, the Company agreed to share with its Texas customers 25% of off-system sales margins and wheeling revenues increasing to 90% of off-system sales margins after June 30, 2010 through June 30, 2015.

Fuel and Purchased Power Costs. Although the Company’s base rates are frozen pursuant to the Texas Rate Agreements, the Company’s actual fuel costs, including purchased power energy costs, are recoverable from its customers. The PUCT has adopted a rule establishing the recovery of fuel costs (“Texas Fuel Rule”) that allows the Company to seek adjustments to its fixed fuel factor three times per year in February, June and October. The Texas Fuel Rule provides for the fixed fuel factor to be based upon projected fuel and purchased power costs and projected kilowatt-hour sales for a twelve-month period. The Texas Fuel Rule also allows for the Company to request a formula to determine its fuel factor. Once a formula is approved, the Company could seek to revise its fixed fuel factor based upon the approved formula at least four months after its last revision except in the month of December. The Texas Fuel Rule requires the Company to request to refund fuel costs in any month when the over-recovery balance exceeds a threshold material amount and it expects to continue to be materially over-recovered. The Texas Fuel Rule also permits the Company to seek to surcharge fuel under-recoveries in any month the balance exceeds a threshold material amount and it expects to continue to be materially under-recovered. Fuel over and under recoveries are considered material when they exceed 4% of the previous twelve months fuel costs. All such fuel revenue and expense activities are subject to periodic final review by the PUCT in fuel reconciliation proceedings.

On January 8, 2008, the Company filed a request with the PUCT in PUC Docket No. 35204 to surcharge approximately $30.1 million, including interest, of under-recovered fuel and purchased power costs to be collected over a twelve-month period. The fuel under-recoveries were incurred during the period December 2005 through November 2007. On April 11, 2008, the PUCT issued a final order approving the fuel surcharge to be collected over a twelve-month period beginning in May 2008.

On July 8, 2008, the Company filed a petition in PUC Docket No. 35856 with the PUCT to increase its fixed fuel factors and to surcharge $39.5 million of under-recovered fuel and purchased power costs including interest, beginning in 2008. The surcharge was based upon actual under-recoveries for the period December 2007 through May 2008 and expected under-recoveries for June and July 2008. On September 25, 2008, the PUCT issued a final order approving an increase in the Company’s Texas jurisdictional fixed fuel factors of $38.8 million or 21.5% annually beginning with customer bills rendered in October 2008. In addition, the PUCT approved the recovery of $39.5 million in fuel under-recoveries over an 18-month period beginning in October 2008.

On April 1, 2009, the Company filed with the PUCT to terminate the interim fuel surcharge authorized in Docket No. 35856. This request was assigned Docket No. 36864. The Company’s request was a result of the over-recovery of fuel costs under the Company’s current fixed fuel factor which largely offset the remaining balance of the fuel surcharge. The fuel over-recoveries were the result of the significant drop in natural gas prices since the current fixed fuel factor went into effect in October

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2008. On April 23, 2009, the Company received approval from the PUCT to terminate the fuel surcharge effective for customer bills rendered in May 2009.

New Mexico Regulatory Matters

2007 New Mexico Stipulation. In July 2007, the NMPRC issued a final order approving a stipulation (“2007 New Mexico Stipulation”) addressing all issues in the 2006 rate filing in Case No. 06-00258-UT. The 2007 New Mexico Stipulation provided for a $5.8 million non-fuel base rate increase, established the amount of fuel and purchased power included in base rates at $0.04288 per kWh, and modified the Company’s Fuel and Purchased Power Cost Adjustment Clause (the “FPPCAC”). Any difference between actual fuel and purchased power costs and the amount included in base rates is recovered or refunded through the FPPCAC. Rates will continue in effect until changed by the NMPRC following the Company’s next rate case. The 2007 New Mexico Stipulation requires the Company to file its next general rate case no later than May 29, 2009 using as a base period the twelve months ending December 31, 2008. Under NMPRC statutes, new rates would become effective no later than July 2010 unless otherwise extended.

The 2007 New Mexico Stipulation provides for recovery through the FPPCAC of the cost of capacity and energy provided to New Mexico retail customers from the deregulated Palo Verde Unit 3. The amount to be recovered is based upon the monthly contract cost of capacity and energy for power purchased under the existing Southwestern Public Service Company (“SPS”) purchased power contract. In February and March 2009, the volumes delivered to the Company over the transmission tie used to import SPS power were materially lower than normal due to operational constraints. This reduction in volume resulted in contract formula prices for Palo Verde Unit 3 power that were significantly higher than what were foreseen by the 2007 New Mexico Stipulation. The Company addressed this price spike due to operational constraints by proposing to adjust the proxy price in February 2009 to $54.27 per MWh (January 2009 monthly calculated price) and in March 2009 to $64.38 per MWh (12 months ending January 2009 average price) which is approximately 28% and 55% of the price calculated utilizing the formula from the 2007 New Mexico Stipulation. Because the operational constraints limiting the SPS purchases are expected to continue during 2009, the Company on April 24, 2009 requested approval of an unopposed variance to the calculation of the Palo Verde Unit 3 proxy price to be the lower of the monthly cost of capacity and energy under the SPS purchased power contract or the average cost of capacity and energy under the SPS purchased power contract for the twelve months ended January 2009 of $64.38 per MWh. The variance is based on language in the 2007 New Mexico Stipulation governing repricing should the SPS contract be modified or terminated.

The 2007 New Mexico Stipulation also requires 25% of jurisdictional off-system sales margins to be credited to customers through the FPPCAC until July 2010 when 90% of jurisdictional off-system sales margins will be credited to customers. Under NMPRC rules, the Company must file to continue its FPPCAC by July 2009, at which time any party may propose to change the price charged to New Mexico customers for the capacity and energy from Palo Verde Unit 3.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

FPPCAC Rulemaking and Workshops. The NMPRC has docketed workshops (Case No. 07-00389-UT) to review consistency and potential changes to the FPPCAC rule in New Mexico with Comments filed by parties and Workshops scheduled to be held in May 2009 for discussion and consideration of any changes to the existing FPPCAC Rule that could be proposed in a new Rulemaking proceeding.

Pollution Control Bond Refunding. On March 20, 2008, the Company filed an application with the NMPRC requesting authority for long-term securities transactions necessary to refund and reissue certain Pollution Control Refunding Revenue Bonds (the “PCBs”). On April 22, 2008, the NMPRC issued a final order granting the Company the authority to enter into the securities transactions necessary to refund and reissue the Company’s Series B and Series C PCBs. On March 26, 2009, the Company completed a refunding transaction related to an aggregate principal amount of $100.6 million in pollution control indebtedness. See Note F.

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

Pollution Control Bond Refunding. On April 4, 2008, the Company filed an application with the FERC requesting authority for long-term securities transactions necessary to refund and reissue certain PCBs. The FERC issued an order on May 1, 2008 granting authority for the securities transactions. On March 26, 2009, the Company completed a refunding transaction related to an aggregate principal amount of $100.6 million in pollution control indebtedness. See Note F.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

C. Regulatory Assets and Liabilities

The Company’s operations are regulated by the PUCT, the NMPRC and the FERC. The provisions of SFAS No. 71 are applied to its regulated operations. Regulatory assets represent probable future recovery of previously incurred costs, which will be collected from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process. Regulatory assets and liabilities reflected in the Company’s consolidated balance sheets are presented below (in thousands):

	Amortization Period Ends	March 31, 2009	December 31, 2008
Regulatory assets
New Mexico procurement plan costs	(a)	$495	$464
New Mexico loss on reacquired debt (b)	May 2030	5,532	5,585
New Mexico renewable energy credits	(a)	2,404	2,278
New Mexico 2006 rate case costs (b)	June 2010	265	294
New Mexico 2009 rate case costs	(a)	24	—
New Mexico Palo Verde deferred depreciation (b)	(c)	2,023	1,713
New Mexico energy efficiency	(d)	239	231
New Mexico transition costs (b)	June 2010	431	575
Unrecovered issuance costs due to reissuance of PCBs	April 2040	635	—
Texas energy efficiency	(a)	1,406	986
Regulatory assets pursuant to SFAS No. 109 (e)	(c)	25,138	24,326
Final coal reclamation (e)	July 2016	9,607	9,682
Nuclear fuel postload daily financing charge	(d)	2,162	2,482

Total regulatory assets		$50,361	$48,616

Regulatory liabilities

Regulatory liabilities pursuant to SFAS No. 109 (e)	(c)	$8,588	$8,839
Accumulated deferred investment tax credit (f)	(c)	5,540	5,630

Total regulatory liabilities		$14,128	$14,469

(a)	Amortization period is anticipated to be established in next general rate case.
(b)	This item is included in rate base which earns a return on investment.
(c)	The amortization period for this asset is based upon the life of the associated assets.
(d)	This asset will be recovered through a recovery factor after expenses are incurred.
(e)	No specific return on investment is required since related assets and liabilities, including accumulated deferred income taxes and reclamation liability, offset.
(f)	This item is excluded from rate base.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

D. Palo Verde

NRC. The NRC regulates the operation of all commercial nuclear power reactors in the United States, including Palo Verde. The NRC periodically conducts inspections of nuclear facilities and monitors performance indicators to enable the agency to arrive at objective conclusions about a licensee’s safety performance. Based on this assessment information and using a cornerstone evaluation system, the NRC determines the appropriate level of agency response and oversight, including supplemental inspections and pertinent regulatory actions as necessary. The NRC had placed Palo Verde Unit 3 in the “multiple/repetitive degraded cornerstone” column of the NRC’s action matrix which resulted in an enhanced NRC inspection regimen. This enhanced inspection regimen and resulting corrective actions resulted in increased operating costs at the plant. On March 24, 2009, the NRC announced that it is removing Palo Verde Unit 3 from the “multiple/repetitive degraded cornerstone” column of the NRC’s action matrix and returning all three units of the plant to routine inspection and oversight. This notification follows the NRC’s completion of its inspections of the corrective actions taken by Palo Verde to address performance deficiencies. The NRC has closed the confirmatory action letter that outlined the performance deficiencies and associated corrective actions.

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

Stock Options. Stock options have been granted at exercise prices equal to or greater than the market value of the underlying share at the date of grant. No options were exercised during the first quarter of 2009. The Company received $0.2 million in cash for the 25,000 stock options exercised in the three months ended March 31, 2008. All of the 465,888 options outstanding at March 31, 2009 have vested. Stock options have not been granted since 2003. For a full discussion of stock options, see Note F of Notes to Consolidated Financial Statements in the 2008 Form 10-K.

Restricted Stock. The Company has awarded restricted stock under its long-term incentive plans. Restrictions from resale generally lapse and awards vest over periods of one to three years. The market value of the unvested restricted stock at the date of grant is amortized to expense over the restriction period net of anticipated forfeitures. The Company awarded 39,958 shares of unvested restricted stock with a grant date fair value of $0.6 million to its directors and officers during the three months ended March 31, 2009. The Company awarded 25,096 shares of unvested restricted stock with a grant date fair value of $0.5 million during the three months ended March 31, 2008. During the three months

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ended March 31, 2009, 996 restricted shares vested and none were forfeited. As of March 31, 2009, there are 166,762 unvested shares of restricted stock with a grant date fair value of $1.4 million remaining to be expensed. For a full discussion of restricted stock, see Note F of Notes to Consolidated Financial Statements in the 2008 Form 10-K.

Performance Shares. The Company has granted performance share awards to certain officers under the Company’s existing long-term incentive plans, which provide for issuance of Company stock based on the achievement of certain performance criteria over a three-year period. The payout varies between 0% and 200% of performance share awards. Performance shares vesting on January 1, 2009 did not meet the minimum payout threshold and no shares were issued. During the three months ended March 31, 2009, the Company granted 124,450 performance shares to its officers with a grant date fair value of $1.5 million which will be expensed over the three-year vesting period. During the three months ended March 31, 2008, the Company granted 63,500 performance shares with a grant date fair value of $1.1 million which is expensed over the three-year vesting period. As of March 31, 2009, there are 227,200 outstanding performance shares with a grant date fair value of $1.8 million remaining to be expensed. For a full discussion of performance shares, see Note F of Notes to Consolidated Financial Statements in the 2008 Form 10-K.

The Company recorded total compensation expense for all stock-based incentive plans of approximately $0.7 million and $2.5 million for the three and twelve month periods ended March 31, 2009. For the three and twelve month periods ended March 31, 2008, the Company recorded total compensation expense of $0.4 million and $1.8 million for all stock-based incentive plans which included the cumulative adjustment for Mr. Redd’s forfeiture discussed below.

Separation Agreement with Ershel Redd

On February 12, 2008, the Company entered into an employment separation agreement with Ershel Redd, the Company’s former chief executive officer. In satisfaction of any and all obligations resulting from Mr. Redd’s service to the Company, he received a $1.65 million lump sum payment, in addition to two years of Company-paid medical benefits. All of Mr. Redd’s unvested restricted shares and performance shares awarded were forfeited in accordance with the Company’s long-term incentive plan which resulted in a net cumulative adjustment of $0.2 million recorded as a reduction of compensation costs in the first quarter of 2008.

Common Stock Repurchase Program

In November 2007, the Board authorized the repurchase of up to 2 million shares of the Company’s outstanding common stock (the “2007 Plan”). No shares remain available under previous plans. No shares were repurchased during the first quarter of 2009. As of March 31, 2009, the Company had 1,521,366 shares authorized for repurchase under the 2007 Plan. Since the inception of the stock repurchase program in 1999, the Company has repurchased a total of approximately 19.8 million shares of its common stock at an aggregate cost of $279.3 million, including commissions. The Company may in the future make purchases of its common stock pursuant to the 2007 Plan in open market transactions at prevailing prices and may engage in private transactions where appropriate. The

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

repurchased shares will be available for issuance under employee benefit and stock incentive plans, or may be retired.

Basic and Diluted Earnings Per Share

Effective January 1, 2009, the Company adopted the FSP EITF 03-6-1 which requires a public entity to include share-based compensation awards that qualify as participating securities in both basic and dilutive earnings per share. A share-based compensation award is considered a participating security if it receives non-forfeitable dividends or may participate in undistributed earnings with common stock. The Company awards unvested restricted stock which qualifies as participating securities. The basic and dilutive earnings per share for the three months ended March 31, 2008 were unchanged after adopting FSP EITF 03-6-1, however, for the twelve months ended March 31, 2008 basic earnings per share decreased by $0.01 and dilutive earnings per share was unchanged. The basic and diluted earnings per share including the effects of adopting FSP EITF 03-6-1 are presented below:

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2009	2008	2009	2008
Weighted average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	44,756,793	44,960,950	44,726,922	45,322,302
Basic number of participating restricted stock	147,509	113,177	117,810	124,057

Total basic common shares and participating restricted stock outstanding	44,904,302	45,074,127	44,844,732	45,446,359

Dilutive effect of unvested performance awards	–	50,561	3,180	63,757
Dilutive effect of stock options	33,478	179,549	100,006	212,022

Diluted number of common and common equivalent shares outstanding	44,937,780	45,304,237	44,947,918	45,722,138

Basic net income per common share	$0.21	$0.32	$1.62	$1.63
Diluted net income per common share and common equivalent shares outstanding	$0.21	$0.32	$1.62	$1.62

Performance shares of 227,200 and 121,810 were excluded from the computation of diluted earnings per share for the three and twelve months ended March 31, 2009, respectively, as no payouts would be required based upon current performance. These amounts assume a 100% performance level payout. Performance shares of 106,894 and 37,572 were excluded from the computation of diluted earnings per share for the three and twelve months ended March 31, 2008, respectively. No options were excluded from the computation of diluted earnings per share because the exercise price was lower than the average market price in 2009 and 2008.

F. Long-Term Debt

Pollution Control Bonds (“PCBs”)

On March 26, 2009, the Company completed a refunding transaction whereby the 2005 Series B $63.5 million and 2005 Series C $37.1 million bonds were refunded and replaced by 2009 Series A bonds in the aggregate principal amount of $63.5 million (the “2009 Series A Bonds”) and 2009

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Series B Bonds in the aggregate principal amount of $37.1 million (the “2009 Series B Bonds”). The 2009 Series A Bonds and the 2009 Series B Bonds were issued as unsecured obligations and both have a fixed interest rate of 7.25%. The 2009 Series A Bonds will mature on February 1, 2040. The 2009 Series B Bonds will mature on April 1, 2040. The 2005 Series B $63.5 million and the 2005 Series C $37.1 million bonds, which were to mature in 2040, had variable interest rates that were repriced weekly. The Company experienced increased yields and resulting interest expense for the auction rate PCBs as a consequence of the turbulent condition of the financial markets.

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

For the three months ended March 31, 2009 and 2008, the Company’s consolidated effective tax rate from continuing operations was 34.69% and 33.33%, respectively, and for the twelve months ended March 31, 2009 and 2008 the Company’s consolidated effective tax rate from continuing operations was 32.92% and 30.88%, respectively. The Company’s effective tax rates differ from the federal statutory tax rate of 35% primarily due to state income taxes, the allowance for equity funds used during construction, and permanent tax differences.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. A reconciliation of the March 31, 2009 and March 31, 2008 amount of unrecognized tax benefits is as follows (in millions):

	2009	2008
Balance at January 1	$0.5	$8.5
Reductions for tax positions of prior years	—	(0.3)

Balance at March 31	$0.5	$8.2

The amount of unrecognized tax benefits at March 31, 2008 includes $7.9 million of tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, the disallowance of the shorter deductibility period for these issues does not change the amount of tax expense other than associated interest and penalties. However, the timing of cash payments to the federal taxing authority would be affected.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company recorded in income tax expense an addition to its unrecognized tax position of $0.1 million and $0.2 million for the twelve months ended March 31, 2009 and 2008, respectively, which was associated with state income taxes.

The Company recognizes in tax expense interest and penalties related to tax benefits that have not been recognized. During the three and twelve month periods ended March 31, 2009, the Company recognized approximately $0.1 million in interest. The Company had approximately $0.5 million for the payment of interest and penalties accrued at March 31, 2009.

H. Commitments, Contingencies and Uncertainties

For a full discussion of commitments and contingencies, see Note J of Notes to Consolidated Financial Statements in the 2008 Form l0-K. In addition, see Note B above and Notes B and D of Notes to Consolidated Financial Statements in the 2008 Form 10-K regarding matters related to wholesale power sales contracts and transmission contracts subject to regulation and Palo Verde, including decommissioning, spent fuel storage, disposal of low-level radioactive waste, reactor vessel heads and liability and insurance matters. See Note G for a discussion of tax contingencies and uncertainties.

Power Purchase and Sale Contracts

The Company entered into a contract on April 18, 2007 (as amended on August 29, 2008, and March 31, 2009) to sell up to 100 MW of firm energy and 50 MW of contingent energy to Imperial Irrigation District (“IID”), which began May 1, 2007 and continues through April 30, 2009. The contract also provides for the Company to sell up to 100 MW of firm energy and 40 MW of contingent energy beginning May 1, 2009 through April 30, 2010. To ensure that power is available to meet the IID contract demand, the Company entered into a contract effective May 1, 2007 (as amended and restated on September 3, 2008 and March 30, 2009) to purchase up to 100 MW of firm energy from Credit Suisse Energy, LLC. This contract provides for up to 100 MW of firm energy to be delivered at Palo Verde through April 30, 2010 and 50 MW of energy delivered at Four Corners in the months of July through September in 2007 and May through September for the years 2008 through 2010.

In addition to the contracts disclosed in the Company’s 2008 Form 10-K, the Company has entered into several agreements with various counterparties for forward firm purchases of electricity:

Type of Contract	Quantity	Term
Purchase Off-Peak Energy	50 MW	April through October 2009
Purchase Off-Peak Energy	25 MW	November 2009 through April 2010

Power Purchase Contracts. To supplement its own generation and operating reserves, the Company engages in firm and non-firm power purchase arrangements which may vary in duration and amount based on evaluation of the Company’s resource needs and the economics of the transactions. In 2004, the Company entered into a 20-year contract, beginning in 2006, for the purchase of up to 133 MW of capacity and associated energy from SPS. The Company received notice from SPS in late 2006 that SPS had been subject to adverse regulatory action by the PUCT regarding transactions under the contract and that SPS wished to exercise its right to terminate the contract early. As a result, on

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

January 29, 2008, the Company and SPS entered into an amendment to the contract and the contract will terminate on September 30, 2009.

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

Another way in which environmental matters may impact the Company’s operations and business is the implementation of the U.S. Environmental Protection Agency’s (“EPA”) Clean Air Interstate Rule (“CAIR”) which, as applied to the Company, may result in a requirement that it substantially reduce emissions of nitrogen oxides from its power plants in Texas and/or purchase allowances representing other parties’ emissions reductions starting in 2009. These requirements become more stringent in 2015, and are anticipated to require even further emissions reductions or additional allowance purchases. On July 11, 2008, the U.S. Court of Appeals for the District of Columbia vacated CAIR in its entirety. On December 23, 2008 the DC Circuit Panel granted rehearing and remanded CAIR without vacating the original statute. As a result, the Company must comply with CAIR as written until the EPA rewrites the CAIR as required by the court’s earlier opinion.

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

The Company analyzes the costs of its obligations arising from environmental matters on an ongoing basis and believes it has made adequate provision in its financial statements to meet such obligations. As a result of this analysis, the Company has a provision for environmental remediation obligations of approximately $1.7 million as of March 31, 2009, related to compliance with federal and state environmental standards. However, unforeseen expenses associated with environmental compliance or remediation may occur and could have a material adverse effect on the future operations and financial condition of the Company.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company incurred the following expenditures during the three and twelve months ended March 31, 2009 and 2008 to comply with federal environmental statutes (in thousands):

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2009	2008	2009	2008
Clean Air Act (1)	$350	$124	$810	$1,674
Clean Water Act (2)	59	503	799	1,404

(1)	Includes a $0.3 million reserve related to excess emissions at the Rio Grande generating station discussed below for the three and twelve months ended March 31, 2009.
(2)	Includes a $0.2 million reserve for remediation costs for the Gila River Boundary Site discussed below for the twelve months ended March 31, 2009. For the twelve months ended March 31, 2008 a $0.5 million adjustment was recorded reducing the estimated costs of remediation at the Rio Grande and Copper generating stations.

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

On September 30, 2008, the State of New Mexico, acting on behalf of the New Mexico Environment Department (“NMED”), filed a complaint in New Mexico district court alleging that, on approximately 650 occasions between May 2000 and September 2005, the Company’s Rio Grande Generating Station, located in Dona Ana County, New Mexico, emitted sulfur dioxide, nitrogen oxides or carbon monoxide in excess of its permitted emission rates, and failed to properly report these allegedly excess emissions. These allegations were previously made by the NMED in a previously disclosed compliance order, which the NMED withdrew on September 30, 2008. On October 27, 2008,

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the State of New Mexico amended its complaint to allege approximately 300 additional exceedances of permitted nitrogen dioxide and carbon monoxide emission rates and associated reporting failures between October 2005 and July 2007. The amended complaint seeks civil penalties in the amount of $15,000 per day for each alleged violation. The Company’s motion to dismiss was denied, and the Company is preparing a response to the allegations. In addition, the Company is currently in settlement discussions with NMED. While the Company cannot predict the outcome of this suit, it has accrued $0.3 million for potential costs related to this matter.

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

In December 2008, the Company was notified by El Paso that a property purchased from the Company in May 2005, (Santa Fe Facility), has revealed past contamination consistent with the Company’s past practices conducted at this site. The Company cooperated with El Paso to address and undertake partial disposal of certain subsurface contaminated materials. On April 7, 2009, El Paso was notified by the TCEQ that the remediation of the site met pre-spill conditions, and no further action was required. The Company’s remediation expenses were less than the reserve previously established by the Company.

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

J. Employee Benefits

Retirement Plans

The net periodic benefit cost recognized for the three and twelve months ended March 31, 2009 and 2008 is made up of the components listed below as determined using the projected unit credit actuarial cost method (in thousands):

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2009	2008	2009	2008
Components of net periodic benefit cost:
Service cost	$1,400	$1,325	$5,150	$5,584
Interest cost	3,275	3,175	12,700	12,284
Expected return on plan assets	(3,875)	(3,575)	(14,533)	(12,975)
Amortization of:
Net loss	400	300	1,273	2,958
Prior service cost	25	25	115	111

Net periodic benefit cost	$1,225	$1,250	$4,705	$7,962

During the three months ended March 31, 2009, the Company contributed $2.3 million of its projected $6.3 million 2009 annual contribution to its retirement plans.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Postretirement Benefits

The net periodic benefit cost recognized for the three and twelve months ended March 31, 2009 and 2008 is made up of the components listed below (in thousands):

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2009	2008	2009	2008
Components of net periodic benefit cost:
Service cost	$925	$800	$3,285	$3,463
Interest cost	1,650	1,575	6,274	5,970
Expected return on plan assets	(375)	(450)	(1,778)	(1,722)
Amortization of:
Prior service benefit	(725)	(725)	(2,869)	(2,877)
Net gain	—	(275)	(1,050)	(307)

Net periodic benefit cost	$1,475	$925	$3,862	$4,527

During the three months ended March 31, 2009, the Company contributed $1.1 million of its projected $3.4 million 2009 annual contribution to its postretirement plan.

K. Financial Instruments and Investments

Fair Value Measurements. SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”) requires the Company to provide expanded quantitative disclosures for financial assets and liabilities recorded on the balance sheet at fair value. Financial assets carried at fair value include the Company’s decommissioning trust investments and investments in debt securities. The Company has no liabilities that are measured at fair value on a recurring basis. This standard establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•

Level 3 – Unobservable inputs using data that is not corroborated by market data and primarily based on internal Company analysis using models and various other analyses. Financial assets utilizing Level 3 inputs include the Company’s investments in debt securities.

As of March 31, 2009, the Company had $4.0 million invested in debt securities which consisted of two $2.0 million investments in auction rate securities maturing in 2042 and 2044. The Company classifies them as trading securities. These auction rate securities are collateralized with student loans which are re-insured by the Department of Education as part of the Federal Family Education Loan Program (“FFELP”) and have credit ratings of “A” by Standard & Poors, “A2” by Moody’s, and “A” and “AAA” by Fitch. The principal on the securities can be realized at maturity, sold in a successful auction, or sold in the secondary market. Interest rates on the auction rate securities are reset every 28 days. At March 31, 2009 upon a failed auction, the maximum interest rates would be based upon the average 91 day T-bill plus 1.5% and one month LIBOR plus 2.5% with rate limitations based upon interest rates on the underlying student loans. At March 31, 2009, the maximum interest rates were 2.057% to 3.045%.

The auction process historically provided a liquid market to sell the securities to meet cash requirements. These auction rate securities had successful auctions through January 2008. However, since February 2008, auctions for these securities have not been successful, resulting in the inability to liquidate these investments. The Company’s valuation as of March 31, 2009 is based upon the average of a discounted cash flow model valuation and a market comparables method.

The discounted cash flow model valuation is based on expected cash flows using the maximum expected interest rates discounted by an expected yield reflecting illiquidity and credit risk. In order to more accurately forecast cash flows, treasury and LIBOR yields curves were created using swap rates, data provided on the U.S. Department of the Treasury website and the British Banker’s Association website. After thorough analysis, future cash flows were projected based on interest rate models over a term, which was based on an estimate of the weighted average life of the student loan portfolio within the issuing trusts. The applied discount yield was based on the applicable forward LIBOR rate and a yield spread of 650 basis points based on the securities’ (i) credit risk, (ii) illiquidity, (iii) subordinated status, (iv) interest rate limitations, and (v) FFELP guarantees.

The market comparables method is based upon sales and purchases of auction rate securities in secondary market transactions. The secondary market discounts of 43.3% to 45.3% are based on discounts indicated in secondary market transactions involving comparable Student Loan Auction Rate Securities. The average of the values provided by the discounted cash flow calculation and the market comparables method are used to arrive at the concluded value of the securities.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The securities in the Company’s decommissioning trust funds are classified as available for sale under SFAS No. 115 and are valued using prices and other relevant information generated by market transactions involving identical or comparable securities. SFAS No. 157 identifies this valuation technique as the “market approach” with observable inputs. The Company analyzes available for sale securities to determine if losses are other than temporary. For the three and twelve months ended March 31, 2009, $2.5 million and $9.5 million of gross impairments deemed to be other than temporary were recognized in the consolidated statement of operations. For both the three and twelve months ended March 31, 2008, $0.8 million of gross impairments were deemed to be other than temporary and recognized in the consolidated statement of operations.

The fair value of the Company’s decommissioning trust funds and investments in debt securities, at March 31, 2009, and the level within the three levels of the fair value hierarchy defined by SFAS No. 157 are presented in the table below (in thousands):

Description of Securities	Fair Value as of March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading Securities:
Investments in Debt Securities	$2,212	$—	$—	$2,212

Available for Sale Securities:
Decommissioning Trust Funds:
U.S. Government Bonds	5,549	5,549	—	—
Federal Agency Mortgage Backed Securities	13,740	—	13,740	—
Municipal Bonds	31,082	—	31,082	—
Corporate Asset Backed Obligations	4,725	—	4,725	—

Total Debt Securities	55,096	5,549	49,547	—

Common Stock	44,206	44,206	—	—
Mutual Funds	6,923	6,923	—	—

Total Equity Securities	51,129	51,129	—	—

Cash and Cash Equivalents	2,638	2,638	—	—

Total Decommissioning Trust Funds	$108,863	$59,316	$49,547	$—

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The decline in the fair value of the investments in debt securities resulted in a charge to income of $0.1 million and $1.3 million for the three and twelve months ended March 31, 2009, respectively. For the three and twelve months ended March 31, 2008, the decline in the fair value of the investments in debt securities resulted in a charge to income of $0.5 million for both periods. These amounts are reflected in the Company’s consolidated statement of operations as a reduction to investment and interest income. Below is a reconciliation of the beginning and ending balances of the investments in debt securities (in thousands):

	March 31, 2009	March 31, 2008
Balance at January 1	$2,264	$—
Transfers into Level 3 (1)	—	4,000
Unrealized gain (loss) in fair value recognized in income	(52)	(529)

Balance at March 31	$2,212	$3,471

(1) Amounts presented as being transferred in are based on the fair value at the beginning of the period.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

El Paso Electric Company:

We have reviewed the consolidated balance sheet of El Paso Electric Company and subsidiary as of March 31, 2009, the related consolidated statements of operations and comprehensive operations for the three-month and twelve-month periods ended March 31, 2009 and 2008, and the related consolidated statements of cash flows for the three-month periods ended March 31, 2009 and 2008. These consolidated financial statements are the responsibility of the Company’s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of El Paso Electric Company and subsidiary as of December 31, 2008, and the related consolidated statements of operations, comprehensive operations, changes in common stock equity, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Houston, Texas

May 5, 2009

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this Item 2 updates, and should be read in conjunction with, the information set forth in Part II, Item 7 of our 2008 Form 10-K.

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

These forward-looking statements involve known and unknown risks that may cause our actual results in future periods to differ materially from those expressed in any forward-looking statement. Factors that would cause or contribute to such differences include, but are not limited to, such things as:

•	our rates in Texas following the five-year moratorium on rate increases which ends June 30, 2010,

•	our rates in New Mexico including the impact of the 2007 New Mexico Stipulation which requires a rate case to be filed by May 29, 2009,

•	any changes in our New Mexico fuel and purchased power adjustment clause after the 2009 continuation filing,

•	loss of margins on off-system sales due to changes in wholesale power prices or availability of competitive generation resources,

•	ability of our operating partners to maintain plant operations and manage operation and maintenance costs at the Palo Verde and Four Corners Plants,

•	reductions in output at generation plants operated by the Company,

•	unscheduled outages including outages at Palo Verde,

•	the size of our construction program and our ability to complete construction on budget and on a timely basis,

•	electric utility deregulation or re-regulation,

•	regulated and competitive markets,

•	ongoing municipal, state and federal activities,

•	economic and capital market conditions,

•	changes in accounting requirements and other accounting matters,

•	changing weather trends,

•	rates, cost recoveries and other regulatory matters including the ability to recover fuel costs on a timely basis,

•	changes in environmental regulations,

•	political, legislative, judicial and regulatory developments,

•	the impact of lawsuits filed against us,

•	the impact of changes in interest rates,

•	changes in, and the assumptions used for, pension and other post-retirement and post-employment benefit liability calculations, as well as actual and assumed investment returns on pension plan assets,

•	the impact of changing cost escalation and other assumptions on our nuclear decommissioning liability for Palo Verde,

•	Texas, New Mexico and electric industry utility service reliability standards,

•	homeland security considerations,

•	coal, uranium, natural gas, oil and wholesale electricity prices and availability, and

•	other circumstances affecting anticipated operations, sales and costs.

These lists are not all-inclusive because it is not possible to predict all factors. A discussion of some of these factors is included in this document under the headings “Risk Factors” and in the 2008 Form 10-K under the headings “Management’s Discussion and Analysis” “-Summary of Critical Accounting Policies and Estimates” and “-Liquidity and Capital Resources.” This report should be read in its entirety. No one section of this report deals with all aspects of the subject matter. Any forward-looking statement speaks only as of the date such statement was made, and we are not obligated to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made except as required by applicable laws or regulations.

Summary of Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented and actual results could differ in future periods from those estimates. Critical accounting policies and estimates are both important to the portrayal of our financial condition and results of operations and require complex, subjective judgments and are more fully described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Form 10-K.

Summary

The following is an overview of our results of operations for the three and twelve month periods ended March 31, 2009 and 2008. Income for the three and twelve month periods ended March 31, 2009 and 2008 is shown below:

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2009	2008	2009	2008
Net income (in thousands)	$9,609	$14,488	$72,742	$74,122
Basic earnings per share	0.21	0.32	1.62	1.63

The following table and accompanying explanations show the primary factors affecting the after-tax change in income between the 2009 and 2008 periods presented (in thousands):

	Three Months Ended	Twelve Months Ended
March 31, 2008 net income	$14,488	$74,122
Change in (net of tax):
Deregulated Palo Verde Unit 3 proxy market pricing (a)	844	10,966
Decreased (increased) operations and maintenance at coal and gas-fired generating plants (b)	752	(1,219)
Increased transmission wheeling revenue (c)	648	2,497
Decreased (increased) depreciation and amortization (d)	590	(2,313)
Increased AFUDC and capitalized interest (e)	642	2,748
Decreased pension and benefits expense (f)	341	3,407
Decreased (increased) Palo Verde operations and maintenance expense (g)	255	(4,707)
Decreased off-system sales margins retained (h)	(3,918)	(1,575)
Increased interest on long-term debt (i)	(2,406)	(8,456)
Impairments of equity securities in nuclear decommissioning trusts (k)	(1,414)	(7,035)
Increased (decreased) retail non-fuel base revenues (j)	(1,117)	1,282
Other	(96)	3,025

March 31, 2009 net income	$9,609	$72,742

(a)	Deregulated Palo Verde Unit 3 proxy market pricing reflects increased sales of the deregulated portion of Palo Verde Unit 3 to retail customers as the unit did not operate in the fourth quarter of 2007 and the first three weeks of January 2008 due to its refueling and replacement of steam generators and higher proxy market prices for deregulated Palo Verde Unit 3 power sold to retail customers.
(b)	Operation and maintenance costs decreased at our fossil-fueled generating plants for the three months ended March 31, 2009 compared to the same period last year due to planned major maintenance at the Newman Unit 3, Four Corners Unit 5, and Copper generating units performed in 2008 partially offset by planned maintenance at the Rio Grande Unit 8 and Newman Unit 4 generating units performed in 2009. Operation and maintenance costs increased at our fossil-fueled generating plants for the twelve months ended March 31, 2009 compared to the same period last year due to the planned major maintenance performed at Four Corners Unit 5 and Newman Unit 3 in 2008. In 2007 no major maintenance was performed at our fossil-fueled generating units.

(c)	Increased revenues for transmission wheeling for both periods in 2009 are largely due to wheeling power in Arizona. For the twelve months ended March 31, 2009 transmission wheeling revenues also increased due to wheeling power in southern New Mexico.
(d)	Depreciation and amortization decreased for the three months ended March 31, 2009 compared to the same period last year due to completing the amortization of certain fair value adjustments in December in 2008.
(e)	AFUDC (allowance for funds used during construction) increased for both periods in 2009 due to increased construction work in progress subject to AFUDC. Capitalized interest decreased for the three months ended March 31, 2009 compared to the same period last year due to lower capitalized interest on our nuclear fuel inventory due to lower interest rates charged on our revolving credit facility. Capitalized interest increased for the twelve month period due to increased nuclear fuel balances subject to capitalized interest.
(f)	Pension and benefits decreased for the three months ended March 31, 2009 compared to the same period last year primarily due to executive severance costs in 2008 partially offset by increased pension, OPEB, and medical costs in 2009. For the twelve month period, pension and benefits decreased due to an increase in the discount rate for the associated pension and OPEB liabilities in 2008 compared to 2007.
(g)	Palo Verde non-fuel operations and maintenance expenses decreased for the three months ended March 31, 2009 compared to the same period last year due to the timing of expenses incurred for Spring refueling outages. Palo Verde non-fuel operations and maintenance expenses increased for the twelve months ended March 31, 2009 compared to the same period last year due to increased operating costs at all three units.
(h)	Off-system sales margins retained decreased for the three months ended March 31, 2009 compared to the same period last year as a result of reduced margins per MWh due to lower market prices for power and a 4.9% decrease in MWh sales. Off-system sales margins retained decreased for the twelve months ended March 31, 2009 as a result of reduced margins per MWh due to lower market prices for power partially offset by a 30.8% increase in MWh sales.
(i)	Interest expense on long-term debt increased for both periods in 2009 due to the issuance of $150 million of 7.5% Senior Notes in June 2008 and to a smaller extent higher interest rates on auction rate pollution control bonds. The auction rate pollution control bonds were refunded and reissued at a fixed interest rate of 7.25% on March 26, 2009.
(j)	Non-fuel retail base revenues decreased for the three months ending March 31, 2009 compared to the same period last year due to a $0.9 million, pre-tax, decrease in revenues from our residential customers and a $0.9 million, pre-tax, decrease from our large commercial and industrial customers. Non-fuel retail base revenues increased for the twelve months ending March 31, 2009 due to a $4.6 million, pre-tax, increase in revenues from small commercial and industrial customers partially offset by a $3.0 million, pre-tax, decrease in revenues from the large commercial and industrial customers. Non-fuel retail base revenues exclude fuel recovered through New Mexico base rates.
(k)	Increase in impairments of equity investments in our Palo Verde decommissioning trust funds for the three and twelve months ended March 31, 2009 compared to the same periods last year.

Historical Results of Operations

The following discussion includes detailed descriptions of factors affecting individual line items in the results of operations. The amounts presented below are presented on a pre-tax basis.

Operating revenues

We realize revenue from the sale of electricity to retail customers at regulated rates and the sale of energy in the wholesale power market generally at market based prices. Sales for resale (which are wholesale sales within our service territory) accounted for less than 1% of revenues. Off-system sales are wholesale sales into markets outside our service territory. Off-system sales are primarily made in off-peak periods when we have competitive generation capacity available after meeting our regulated service obligations. Under the terms of our rate agreements in Texas and New Mexico, we share 25% of our off-system sales margins with our customers in Texas and New Mexico (effective July 1, 2005 and July 1, 2007, respectively). We are also sharing 25% of our off-system sales margins with our sales for resale customer under the terms of a contract which was effective April 1, 2008. In July 2010, off-system sales margins shared with customers increases to 90%.

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

Retail non-fuel base revenue percentages by customer class are presented below:

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2009	2008	2009	2008
Residential	39%	40%	39%	40%
Commercial and industrial, small	37	36	37	36
Commercial and industrial, large	8	8	8	8
Sales to public authorities	16	16	16	16

Total retail non-fuel base revenues	100%	100%	100%	100%

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

Weather significantly impacts our residential, small commercial and industrial customers, and to a lesser extent, our sales to public authorities. For the quarter ended March 31, 2009, retail non-fuel base revenues were negatively impacted by warmer than normal winter weather in 2009. Heating and cooling degree days can be used to evaluate the effect of weather on energy use. For each degree the average outdoor temperature varies from a standard of 65 degrees Fahrenheit a degree day is recorded. The table below shows heating and cooling degree days compared to a 10-year average.

	Three Months Ended March 31,		10-Year Average	Twelve Months Ended March 31,		10-Year Average*
	2009	2008		2009	2008
Heating degree days	1,030	1,191	1,199	2,006	2,189	2,293
Cooling degree days	37	24	17	2,266	2,503	2,501

*	Calendar year basis.

Customer growth is a primary driver of the growth of retail sales. The average number of retail customers grew 1.6% and 1.8%, respectively, for the three and twelve months ended March 31, 2009 when compared to the same periods last year. See the tables presented on pages 36 and 37 which provide detail on the average number of retail customers and the related revenues and kWh sales.

Retail non-fuel base revenues. Retail non-fuel base revenues decreased by $1.8 million or 1.7% for the three months ended March 31, 2009 when compared to the same period last year reflecting a weather-related decline in sales to residential customers and a recession-related decline in sales to large commercial and industrial customers. Non-fuel base revenues from residential customers decreased $0.9 million or 2.2%. KWh sales for residential customers declined 3.1% relative to 2008 primarily as a result of milder winter weather in 2009 partially offset by increased kWh sales resulting from a 1.7% increase in the average number of customers served. Heating degree days in 2009 were 14% below the same period in 2008 and the 10-year average. The non-fuel base revenues from large commercial and industrial customers decreased $0.9 million or 10%. KWh sales to large commercial and industrial customers in the first quarter of 2009 decreased approximately 18% compared to the same quarter in 2008 due to the decrease in kWh sales to a number of large industrial customers and the loss of several of these customers reflecting the impact of the recession on our service territory. Non-fuel base revenues from public authorities decreased less than $0.1 million or 0.3%.

Retail non-fuel base revenues for the twelve months ended March 31, 2009 increased by $2.0 million, or 0.4%, compared to the same period in 2008. Non-fuel base revenues for small commercial and industrial customers increased $4.6 million, or 2.7% reflecting a 3.1% increase in the average number of customers served. Non-fuel base rate revenues for public authority customers increased $0.7 million, or 1.0% primarily as a result of increased sales to military bases and colleges and universities. Non-fuel base revenues from large commercial and industrial customers decreased $3.0 million or 7.7% due to the decrease in kWh sales to several large industrial customers and the loss of several of these customers reflecting the impact of the recession in our service territory. Residential non-fuel base revenues decreased $0.4 million, or 0.2% reflecting the warmer than normal winter weather in the first quarter of 2009 and the cooler than normal summer weather in 2008 offset in part by a 1.7% increase in the average number of customers served. During the twelve months ended March 31, 2009, cooling degree days were 9.5% lower and heating degree days were 8.4% lower than in the twelve months ended March 31, 2008. As a result, retail kWh sales from residential customers and small commercial and industrial customers were negatively impacted.

Fuel revenues. Fuel revenues consist of: (i) revenues collected from customers under fuel recovery mechanisms approved by the state commissions and FERC, (ii) deferred fuel revenues which are comprised of the difference between fuel costs and fuel revenues collected from customers and (iii) fuel costs recovered in base rates in New Mexico. In New Mexico and with our sales for resale customer, the fuel adjustment clause allows us to recover under-recoveries or refund over-recoveries of current fuel costs above the amount recovered in base rates with a two-month lag. In Texas, fuel costs are recovered through a fixed fuel factor that may be adjusted up to three times per year. In addition, if we materially over-recover fuel costs, we must seek to refund the over-recovery, and if we materially under-recover fuel costs, we may seek a surcharge to recover those costs.

Natural gas prices have decreased significantly since August 2008 resulting in decreases in fuel costs including purchased power costs. In Texas our current fixed fuel factor, implemented in October 2008, is resulting in the over collection of fuel costs. In the first quarter of 2009, we over-collected our fuel costs by $23.4 million. During the same period last year we incurred an under-collection of fuel costs of $2.0 million. We also collected $12.3 million in fuel surcharges, including interest, in 2009 with no comparable amount collected in 2008. In the twelve-month period ended March 31, 2009 we under-collected fuel costs by $17.4 million compared to an under-collection of $27.4 million for the same time period in 2008. We collected $38.3 million in fuel surcharges, including interest, in the twelve months ended March 31, 2009 compared to $13.9 million in the same time period last year. We have seen a significant decline in our deferred fuel under-recovery balances due to the fuel cost over-recoveries since October 2008 and as a result of the two fuel surcharges we implemented in May and October 2008. At March 31, 2009, we had a fuel under-recovery balance of $12.2 million, including $10.5 million in Texas and $1.7 million in New Mexico. At March 31, 2008, we had a fuel under-recovery balance of $29.7 million, including $28.8 million in Texas and $0.9 million in New Mexico. At current gas prices, we expect to continue to over-recover fuel costs until the Texas fixed fuel factor is revised. As a result, on April 23, 2009, we received approval from the PUCT to terminate our remaining fuel surcharge effective May 2009 as the remaining balance of fuel under-recoveries is expected to be recovered through current period fuel over-recoveries assuming current natural gas prices levels.

Off-system sales. Off-system sales are primarily made in off-peak periods when we have competitive generation capacity available after meeting our regulated service obligations. Typically, we realize a significant portion of our off-system sales margins in the first quarter of each calendar year when our native load is lower than at other times of the year allowing for the sale in the wholesale market of relatively larger amounts of off-system energy generated from lower cost generating resources. Palo Verde’s availability is an important factor in realizing these off-system sales margins. The table below shows the MWhs, sales revenue, fuel costs, total margins, and retained margins made on off-system sales for the three and twelve month periods (in thousands except for MWhs).

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2009	2008	2009	2008
MWh sales	1,058,403	1,112,686	3,452,487	2,638,969
Sales revenues	$38,617	$73,517	$197,600	$162,875
Fuel cost	$31,895	$58,534	$176,382	$138,652
Total margin	$6,722	$14,983	$21,218	$24,223
Retained margin	$5,043	$11,263	$15,917	$18,417

Off-system sales decreased $34.9 million for the three months ended March 31, 2009 when compared to the same period last year as a result of lower average market prices for power and a 4.9% decrease in MWh sales. Off-system sales increased $34.7 million for the twelve months ended March 31, 2009 compared to the same period last year as a result of a 30.8% increase in off-system MWh sales partially offset by lower average market prices for power. Customers receive 25% of the off-system sales margins pursuant to the rate agreements in each jurisdiction. Prior to July 1, 2007, we retained 100% of off-system sales margins in New Mexico and prior to April 1, 2008, we retained 100% of off-system sales margins allocated to our sales for resale customer.

Comparisons of kWh sales and operating revenues are shown below (in thousands):

Quarter Ended March 31:	2009	2008	Increase (Decrease)
			Amount	Percent
kWh sales:
Retail:
Residential	489,629	505,448	(15,819)	(3.1)%
Commercial and industrial, small	473,287	478,259	(4,972)	(1.0)
Commercial and industrial, large	222,997	273,406	(50,409)	(18.4)
Sales to public authorities	315,049	314,474	575	0.2

Total retail sales	1,500,962	1,571,587	(70,625)	(4.5)

Wholesale:
Sales for resale	10,394	9,879	515	5.2
Off-system sales	1,058,403	1,112,686	(54,283)	(4.9)

Total wholesale sales	1,068,797	1,122,565	(53,768)	(4.8)

Total kWh sales	2,569,759	2,694,152	(124,393)	(4.6)

Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$40,191	$41,110	$(919)	(2.2)%
Commercial and industrial, small	37,664	37,604	60	0.2
Commercial and industrial, large	7,806	8,669	(863)	(10.0)
Sales to public authorities	16,377	16,428	(51)	(0.3)

Total retail non-fuel base revenues	102,038	103,811	(1,773)	(1.7)

Wholesale:
Sales for resale	307	394	(87)	(22.1)

Total non-fuel base revenues	102,345	104,205	(1,860)	(1.8)

Fuel revenues:
Recovered from customers during the period	50,461	38,614	11,847	30.7 (1)
Under (over) collection of fuel	(23,356)	2,035	(25,391)	—
New Mexico fuel in base rates	15,360	16,094	(734)	(4.6)

Total fuel revenues	42,465	56,743	(14,278)	(25.2)
Off-system sales	38,617	73,517	(34,900)	(47.5)
Other	7,009	5,775	1,234	21.4 (2)

Total operating revenues	$190,436	$240,240	$(49,804)	(20.7)

Average number of retail customers:
Residential	323,781	318,358	5,423	1.7%
Commercial and industrial, small	35,785	35,390	395	1.1
Commercial and industrial, large	48	53	(5)	(9.4)
Sales to public authorities	4,938	4,864	74	1.5

Total	364,552	358,665	5,887	1.6

(1)	Excludes $12.3 million for 2009 of prior periods deferred fuel revenues recovered through Texas fuel surcharges.
(2)	Represents revenues with no related kWh sales.

Twelve Months Ended March 31:	2009	2008	Increase (Decrease)
			Amount	Percent
kWh sales:
Retail:
Residential	2,212,019	2,228,437	(16,418)	(0.7)%
Commercial and industrial, small	2,250,613	2,235,291	15,322	0.7
Commercial and industrial, large	1,051,868	1,194,022	(142,154)	(11.9)
Sales to public authorities	1,449,229	1,405,000	44,229	3.1

Total retail sales	6,963,729	7,062,750	(99,021)	(1.4)

Wholesale:
Sales for resale	50,663	48,767	1,896	3.9
Off-system sales	3,452,487	2,638,969	813,518	30.8

Total wholesale sales	3,503,150	2,687,736	815,414	30.3

Total kWh sales	10,466,879	9,750,486	716,393	7.3

Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$183,881	$184,234	$(353)	(0.2)%
Commercial and industrial, small	174,653	170,053	4,600	2.7
Commercial and industrial, large	35,455	38,413	(2,958)	(7.7)
Sales to public authorities	74,376	73,630	746	1.0

Total retail non-fuel base revenues	468,365	466,330	2,035	0.4

Wholesale:
Sales for resale	1,559	1,938	(379)	(19.6)

Total non-fuel base revenues	469,924	468,268	1,656	0.4

Fuel revenues:
Recovered from customers during the period	210,139	189,660	20,479	10.8 (1)
Under (over) collection of fuel	17,361	27,422	(10,061)	(36.7)
New Mexico fuel in base rates	67,897	60,600	7,297	12.0

Total fuel revenues	295,397	277,682	17,715	6.4
Off-system sales	197,600	162,875	34,725	21.3
Other	26,205	20,425	5,780	28.3 (2)

Total operating revenues	$989,126	$929,250	$59,876	6.4

Average number of retail customers:
Residential	321,679	316,346	5,333	1.7%
Commercial and industrial, small	35,865	34,770	1,095	3.1
Commercial and industrial, large	51	55	(4)	(7.3)
Sales to public authorities	4,911	4,846	65	1.3

Total	362,506	356,017	6,489	1.8

(1)	Excludes $38.3 million and $13.9 million of deferred fuel revenues recovered through Texas fuel surcharges, respectively.
(2)	Represents revenues with no related kWh sales.

Energy expenses

Our sources of energy include electricity generated from our nuclear, natural gas and coal generating plants and purchased power. Palo Verde represents approximately 42% of our available net generating capacity and approximately 68% and 59% of our Company generated energy for the three and twelve months ended March 31, 2009, respectively. Recent decreases in the price of natural gas which also influences the price of purchased power has had a significant impact on our cost of energy in the three month period ended March 31, 2009.

Our energy expenses decreased $44.6 million or 38% for the three months ended March 31, 2009 when compared to 2008 primarily due to (i) decreased costs of purchased power of $26.0 million due to a 37% decrease in market prices for power and a 16% decrease in the MWhs purchased, and (ii) decreased natural gas costs of $20.4 million due to a 20% decrease in the average price of natural gas and a 25% decrease in MWhs generated with natural gas. Total MWh energy requirements in the three months ended March 31, 2009 declined 4.9% reflecting the decline in retail sales and off-system sales compared to the three months ended March 31, 2008. The table below details the sources and costs of energy for the three months ended March 31, 2009 and 2008.

Fuel Type	Three Months Ended March 31,
	2009			2008
	Cost	MWh	Cost per MWh	Cost	MWh	Cost per MWh
	(in thousands)			(in thousands)
Natural gas	$30,716	431,524	$71.18	$51,112	573,076	$89.19
Coal	4,026	199,390	20.19	2,902	151,983	19.09
Nuclear	7,551	1,353,084	5.58	6,917	1,261,528	5.48

Total	42,293	1,983,998	21.32	60,931	1,986,587	30.67
Purchased power	29,398	712,174	41.28	55,358	848,383	65.25

Total energy	$71,691	2,696,172	26.59	$116,289	2,834,970	41.02

Our energy expenses increased $33.2 million or 8% for the twelve months ended March 31, 2009 when compared to 2008 reflecting a 6.5% increase in MWh energy requirements. The increase in energy expenses included (i) an increase in purchased power costs of $29.0 million primarily due to an 18% increase in the MWhs purchased; (ii) an increase in coal costs of $3.6 million due to an 18% increase in the average price of coal and an 11.9% increase in coal generation, and (iii) an increase in nuclear fuel costs of $2.8 million primarily due to an 11% increase in nuclear generation. The energy expense increases were partially offset by a decrease in natural gas costs of $2.1 million due to a 12% decrease in natural gas generation partially offset by an increase in the average price of natural gas. The table below details the sources and costs of energy for the twelve month periods ended March 31, 2009 and 2008.

Fuel Type	Twelve Months Ended March 31,
	2009			2008
	Cost	MWh	Cost per MWh	Cost		MWh	Cost per MWh
	(in thousands)			(in thousands)
Natural gas	$229,971	2,538,132	$90.61	$232,100	(a)	2,885,699	$80.43
Coal	14,644	768,358	19.06	11,062		686,608	16.11
Nuclear	26,563	4,714,396	5.63	23,806		4,243,287	5.61

Total	271,178	8,020,886	33.81	266,968		7,815,594	34.16
Purchased power	184,523	3,016,187	61.18	155,532		2,550,107	60.99

Total energy	$455,701	11,037,073	41.29	$422,500		10,365,701	40.76

(a)	Excludes a refund of $2.7 million of gas transmission reservation costs recorded in the fourth quarter of 2007.

Other operations expense

Other operations expense increased $2.5 million, or 5.3%, for the three months ended March 31, 2009 compared to the same period last year due to (i) increased Palo Verde operations expense of $1.3 million, (ii) increased operations expense at our fossil-fueled generating plants of $0.8 million, and (iii) increased transmission operations expense of $0.7 million.

Other operations expense increased $3.8 million, or 1.9%, for the twelve months ended March 31, 2009 compared to the same period last year primarily due to (i) increased Palo Verde operations expense of $7.6 million, (ii) increased distribution operations expense of $1.8 million, and (iii) increased operations expense at our fossil-fueled generating plants of $1.6 million. These increases were partially offset by (i) decreased administrative and general expenses of $5.8 million primarily due to lower pension and other post-retirement benefits expenses reflecting an increase in the discount rate for the associated liabilities in 2008 and (ii) decreased customer accounts operations expense of $1.0 million primarily due to decreased payroll costs.

Maintenance expense

Maintenance expense decreased $4.1 million, or 23.6%, for the three months ended March 31, 2009 compared to the same period last year primarily due to (i) decreased maintenance expense at our fossil-fueled generating plants of $2.0 million as a result of the timing of planned maintenance, (ii) decreased Palo Verde maintenance expense of $1.7 million due to the timing of maintenance expenses associated with the spring refueling outages in 2009 compared to 2008, and (iii) decreased distribution maintenance expense of $0.5 million. Maintenance expense was relatively unchanged for the twelve months ended March 31, 2009 compared to the same period last year.

Depreciation and amortization expense

Depreciation and amortization expense decreased $0.9 million, or 5.0%, for the three months ended March 31, 2009 compared to the same period last year primarily due to completing the amortization of certain fair value adjustments in December 2008. Depreciation and amortization expense increased $3.7 million, or 5.2%, for the twelve months ended March 31, 2009 compared to the same period last year due to increases in depreciable plant balances.

Taxes other than income taxes

Taxes other than income taxes increased $0.7 million, or 6.3%, for the three months ended March 31, 2009 compared to the same period last year primarily due to higher revenue related taxes in Texas resulting from a higher fixed fuel factor and the collection of fuel surcharges. Taxes other than income taxes increased $1.6 million, or 3.3%, for the twelve months ended March 31, 2009 compared to the same period last year primarily due to revenue related taxes in Texas and increased property taxes in Texas.

Other income (deductions)

Other income (deductions) increased $0.3 million, or 50.6% for the three months ended March 31, 2009 compared to the same period last year due to increased allowance for equity funds used during construction (“AEFUDC”) of $0.8 million due to higher balances of construction work in progress in 2009 and (ii) a $1.0 million increase in interest income included in fuel surcharges in Texas. These increases were partially offset by a $2.3 million decrease in income from our decommissioning trust funds including $1.8 million of impairments in equity investments when compared to the same period last year.

Other income (deductions) remained relatively level for the twelve months ended March 31, 2009 compared to the same period last year and included a $6.2 million decrease in income from our decommissioning trust funds including $8.8 million of impairments in equity investments when compared to the same period last year. This decrease was partially offset by increased AEFUDC of $2.6 million due to higher balances of construction work in progress in 2009 and (ii) a $3.3 million increase in interest income included in the surcharge recovery of under-collection of deferred fuel.

Interest charges (credits)

Interest charges (credits) increased $4.0 million, or 49%, for the three months ended March 31, 2009 compared to the same period last year primarily due to (i) a $2.8 million increase in interest related to the issuance of our 7.50% Senior Notes in June 2008, (ii) a $1.7 million increase in interest on our auction rate pollution control bonds and (iii) reduced capitalized interest on our nuclear fuel inventory due to lower interest rates charged on our revolving credit facility. The interest rates bid in the weekly auctions of our pollution control bonds increased substantially in 2008. These auction rate pollution control bonds were refunded and reissued at a fixed interest rate of 7.25% on March 26, 2009. The increase in interest charges (credits) was partially offset by a $0.8 million increase in allowance for funds used during construction (“AFUDC”) as a result of increased construction work in progress subject to AFUDC.

Interest charges (credits) for the twelve month period ended March 31, 2009 increased $13.5 million, or 42.6%, compared to the same period last year primarily due to (i) a $9.3 million increase in interest related to the issuance of our 7.50% Senior Notes in June 2008; (ii) a $5.4 million increase in interest related to our auction rate pollution control bonds discussed above and (iii) reduced capitalized interest on our nuclear fuel inventory due to lower interest rates charged on our revolving credit facility. The increase in interest charges (credits) was partially offset by a $1.5 million increase in AFUDC as a result of increased construction work in progress subject to AFUDC.

Income tax expense

Income tax expense decreased by $2.1 million, or 29.5%, in the first quarter of 2009 compared to the first quarter of 2008 primarily as a result of decreased pre-tax income. Income tax expense increased by $2.6 million, or 7.8%, in the twelve months ended March 31, 2009 compared to the twelve months ended March 31, 2008 due to increased pre-tax income and a reduction in permanent tax differences associated with other post-retirement benefits in the 2008 period.

New accounting standards

Effective January 1, 2009, we adopted the FASB Staff Position EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” (“FSP EITF 03-6-1”) which requires a public entity to include share-based compensation awards that qualify as participating securities in both basic and dilutive earnings per share. A share-based compensation award is considered a participating security if it receives non-forfeitable dividends or may participate in undistributed earnings with common stock. We award unvested restricted stock which qualifies as participating securities, and have reflected the effects of FSP EITF 03-6-1 on our basic and diluted earnings per share for all periods presented.

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements.” The statement defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. On April 9, 2009, the FASB issued FASB Staff Position 157-4 (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009 and shall be applied prospectively. FSP 157-4 is not expected to have a significant impact on our consolidated financial statements. See Note K of Notes to Consolidated Financial Statements.

On April 9, 2009, the FASB issued FASB Staff Position 107-1 and Accounting Principles Board Opinion 28-1 (“FSP 107-1 and APB 28-1”). FSP 107-1 and APB 28-1 amend SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” and APB Opinion No. 28, “Interim Financial Reporting.” FSP 107-1 and APB 28-1 require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009. FSP 107-1 and APB 28-1 will not impact amounts reported in our consolidated financial statements but will result in additional footnote disclosure.

On April 9, 2009, the FASB issued FASB Staff Position 115-2 and 124-2 (“FSP 115-2 and FSP 124-2”). FSP 115-2 and FSP 124-2 amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP 115-2 and FSP 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. FSP 115-2 and FSP 124-2 are not expected to have a significant impact on amounts reported in our consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position 132(R)-1 (“FSP 132(R)-1”), which amends FASB No. 132(R), “Employers’ Disclosures about Pension and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP 132(R)-1 requires additional disclosure on investment policies and strategies, categories and fair value measurements of plan assets, and significant concentrations of risk. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. FSP 132(R)-1 will not have a significant impact on the amounts recognized in our consolidated financial statements.

Inflation. For the last several years, inflation has been relatively low and, therefore, has had minimal impact on our results of operations and financial condition.

Liquidity and Capital Resources

We continue to maintain a strong capital structure in order to provide us with an opportunity to access the capital markets at a reasonable cost. At March 31, 2009, our capital structure, including common stock, long-term debt, the current portion of long-term debt and financing obligations, consisted of 45.5% common stock equity and 54.5% debt. In June 2008, we issued $150 million of 7.5% Senior Notes to meet current and future cash requirements. The net proceeds from the 7.5% Senior Notes were used to pay down working capital borrowings under our credit facility and the remaining proceeds are expected to fund our construction program through most of 2009. We believe that we will have adequate liquidity through our current cash balances, cash from operations, and our credit facility to meet all of our anticipated cash requirements through 2009. At March 31, 2009, we had a balance of $102.0 million in cash and cash equivalents. Substantially all of our cash and cash equivalents are currently held in federally insured accounts.

Our principal liquidity requirements in the near-term are expected to consist of capital expenditures to expand and support electric service obligations, expenditures for nuclear fuel inventory, interest payments on our indebtedness and operating expenses including fuel costs, non-fuel operation and maintenance costs and taxes. In addition, we may repurchase common stock in the future.

Capital Requirements. During the three months ended March 31, 2009, our cash requirements primarily consisted of capital expenditures and operations and maintenance costs. Projected utility construction expenditures will consist primarily of expanding and updating our transmission and distribution systems, adding new generation, and making capital improvements and replacements at Palo Verde and other generating facilities. We are constructing Newman Unit 5, a 288 MW gas-fired combined cycle combustion turbine generating unit, which is scheduled to be completed in two phases at an estimated cost of approximately $245 million. The first phase of Newman Unit 5 is expected to be completed by June 2009 and the second phase is currently expected to be completed before the summer of 2011. As of March 31, 2009, we had expended $98 million on Newman Unit 5. See Part I, Item 1, “Business –Construction Program” in our 2008 Form 10-K. Capital expenditures were $47.3 million in the three months ended March 31, 2009 compared to $44.0 million in the three months ended March 31, 2008.

Capital requirements have also been impacted by the requirement to fund fuel costs prior to their recovery through fuel recovery mechanisms in Texas and New Mexico and to a small extent our sales for resale customer. We recover actual fuel costs from customers through fuel adjustment mechanisms in Texas, New Mexico, and from our sales for resale customer. We record deferred fuel revenues for the under-recovery or over-recovery of fuel costs until they can be recovered from or refunded to customers. In Texas, fuel costs are recovered through a fixed fuel factor which may be adjusted three times a year. In the three months ending March 31, 2009 we over recovered our current fuel costs by $23.4 million due to a decline in natural gas prices since the current Texas fixed fuel factor was implemented in October 2008. We also collected $12.3 million of deferred fuel revenues, including interest, in the first quarter of 2009 through two fuel surcharges implemented in May and October 2008. At March 31, 2009, we had a fuel under-recovery balance of $12.2 million including $10.5 million in Texas and $1.7 million in New Mexico.

At current gas prices, we expect to continue to over-recover fuel costs in Texas until the fixed fuel factor is revised. Our first fuel surcharge will be completed in April 2009, and the PUCT issued an order on April 23, 2009, terminating our second fuel surcharge effective in May 2009. We requested the termination of the second fuel surcharge as our current fixed fuel factor is expected to result in the recovery of our outstanding fuel under-recovery balances based on current natural gas prices.

Our capital requirements for nuclear fuel are financed through a trust that borrows under our $200 million credit facility to acquire and process the nuclear fuel. Borrowings under the credit facility for nuclear fuel were $102.7 million as of March 31, 2009 and $95.6 million as of March 31, 2008. Up to $120 million of the credit facility may be used to finance nuclear fuel. Amounts not drawn for nuclear fuel are available for general corporate purposes.

The Company does not pay dividends on common stock. Since 1999, we have repurchased approximately 19.8 million shares of common stock at an aggregate cost of $279.3 million, including commissions. No shares were repurchased during the first quarter of 2009. As of March 31, 2009, 1,521,366 shares remain available for repurchase under the currently authorized program. We may make purchases of our stock in the future pursuant to our stock repurchase plan at open market prices and may engage in private transactions, where appropriate. The repurchased shares will be available for issuance under employee benefit and stock incentive plans, or may be retired.

Our cash requirements for federal and state income taxes are impacted by changes in net income as well as when revenues are reflected in taxable income and expenses are deducted from taxable income. Since deferred fuel revenues are not taxable until collected from customers, the collection of fuel under-recoveries will increase income taxes otherwise payable in 2009.

We continually evaluate our funding requirements related to our retirement plans, other postretirement benefit plans, and decommissioning trust funds. We contributed $2.3 million of the projected $6.3 million 2009 annual contribution to our retirement plans during the three months ended March 31, 2009. In the three months ended March 31, 2009, we contributed $1.1 million of the projected $3.4 million 2009 annual contribution to our other postretirement benefit plan, and $2.0 million of the projected $7.9 million 2009 annual contribution to our decommissioning trust funds. We are in compliance with the funding requirements of the federal government for our benefit plans and decommissioning trust. We will continue to review our funds for these plans in order to meet our future obligations.

Capital Resources. Cash flow from operations funded our capital requirements during the first three months of 2009. Cash generated from operations increased $25.1 million in the three months ended March 31, 2009 compared to the same period in 2008 primarily due to the collection of deferred fuel revenues in 2009 net of related tax impacts. We expect that a significant portion of our construction expenditures will continue to be financed with internal sources of funds, including the collection of the remaining balance of deferred fuel revenues.

We issued $150 million of 7.5% Senior Notes in June 2008 to meet our current and future cash requirements. The net proceeds of $148.7 million from the 7.50% Senior Notes were used to repay $44.0 million of working capital borrowings under our credit facility. The remaining proceeds are expected to help fund our construction program through most of 2009. We believe we will have adequate liquidity through our current cash balances, cash from operations, and our credit facility to meet all of our anticipated cash requirements through 2009. Our Senior Notes are rated “Baa2” by Moody’s and “BBB” by Standard & Poors. We continue to maintain a $200 million credit facility to provide funds for the purchase of nuclear fuel and to provide liquidity to meet our capital requirements before they can be financed with long-term capital sources. At March 31, 2009, we had an outstanding balance of $102.7 million on our credit facility, all of which pertained to our purchases of nuclear fuel.

Pollution Control Bonds Interest Rates. On March 26, 2009, we completed a refunding transaction whereby the 2005 Series B $63.5 million and 2005 Series C $37.1 million bonds were refunded and replaced by 2009 Series A Bonds in the aggregate principal amount of $63.5 million (the “2009 Series A Bonds”) and 2009 Series B Bonds in the aggregate principal amount of $37.1 million (the “2009 Series B Bonds”) which were issued as unsecured obligations and both have a fixed interest rate of 7.25%. The 2009 Series A Bonds will mature on February 1, 2040. The 2009 Series B Bonds will mature on April 1, 2040.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk due to changes in interest rates, equity prices and commodity prices. See our 2008 Form 10-K, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” for a complete discussion of the market risks we face and our market risk sensitive assets and liabilities. As of March 31, 2009, there have been no material changes in the market risks we faced or the fair values of assets and liabilities disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2008 Form 10-K.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our chief executive officer and our principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the company and its subsidiaries is communicated to the chief executive officer and the principal financial officer by others within those entities. Based on that evaluation, our chief executive officer and our principal financial officer concluded that, as of March 31, 2009, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to the chief executive officer and the principal financial officer, and recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15, that occurred during the quarter ended March 31, 2009, that materially affected, or that were reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We hereby incorporate by reference the information set forth in Part I of this report under Notes B and I of Notes to Consolidated Financial Statements.

Item 1A.	Risk Factors

Our 2008 Form 10-K includes a detailed discussion of our risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities.

In November 2007, our Board of Directors authorized a new stock repurchase program permitting the repurchase of up to 2.0 million additional shares of its outstanding common stock. Approximately 1.5 million shares remain authorized to be repurchased under the program. No shares were repurchased during the first quarter of 2009.

Item 6.	Exhibits

See Index to Exhibits incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EL PASO ELECTRIC COMPANY

By:	/s/ DAVID G. CARPENTER
David G. Carpenter
Vice President-Regulatory Services and Controller (Duly Authorized Officer and Principal Financial Officer)

Dated: May 6, 2009

EL PASO ELECTRIC COMPANY

INDEX TO EXHIBITS

Exhibit Number	Exhibit
4.01	Indenture of Trust between Maricopa County, Arizona Pollution Control Corporation and Union Bank, N.A. as Trustee dated as of March 1, 2009 relating to $63,500,000 Maricopa County, Arizona Pollution Control Corporation Pollution Control Refunding Revenue Bonds 2009 Series A (El Paso Electric Company Palo Verde Project).

4.02	Loan Agreement dated March 1, 2009 between Maricopa County, Arizona Pollution Control Corporation and El Paso Electric Company relating to the Pollution Control Bonds referred to in Exhibit 4.01.

4.03	Indenture of Trust between Maricopa County, Arizona Pollution Control Corporation and Union Bank, N.A., as Trustee dated as of March 1, 2009 relating to $37,100,000 Maricopa County, Arizona Pollution Control Corporation Pollution Control Refunding Revenue Bonds 2009 Series B (El Paso Electric Company Palo Verde Project).

4.04	Loan Agreement dated March 1, 2009 between Maricopa County, Arizona Pollution Control Corporation and El Paso Electric Company relating to the Pollution Control Bonds referred to in Exhibit 4.03.

4.05	Bond Purchase Agreement dated March 19, 2009, among El Paso Electric Company, J.P. Morgan Securities, Inc., BNY Mellon Capital Markets, LLC, Maricopa County, Arizona Pollution Control Corporation, relating to the Pollution Control Bonds referred to in Exhibit 4.01 and 4.03.

†10.01	Form of Directors’ Restricted Stock Award Agreement between the Company and certain directors of the Company. (Identical in all material respects to Exhibit 10.07 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

††10.02	Amended Confirmation of Power Purchase Transaction, dated March 30, 2009, between the Company and Credit Suisse Energy LLC. Amendment to Exhibit 10.44-01 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

††10.03	Amended Confirmation of Power Sales Transaction, dated March 31, 2009, between the Company and Imperial Irrigation District. Amendment to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.04	El Paso Electric Company Excess Benefit Plan, dated as of December 31, 2008.

15	Letter re Unaudited Interim Financial Information

EL PASO ELECTRIC COMPANY

INDEX TO EXHIBITS

Exhibit Number	Exhibit
31.01	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	In lieu of non-employee director cash compensation, four agreements, dated as of January 1, 2009 and April 1, 2009, substantially identical in all material respects to this Exhibit, have been entered into with Kenneth R. Heitz and Patricia Z. Holland-Branch, directors of the Company.
††	Confidential treatment has been requested for the redacted portions of these Exhibits. The copies filed omit the information subject to the confidentiality request. Omissions are designated as “****”. A complete version of these Exhibits has been filed separately with the Securities and Exchange Commission.