Form 10-Q
period 2009-06-30
EL PASO ELECTRIC CO /TX/
filed 2009-08-06
CIK 31978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of July 31, 2009, there were 44,968,985 shares of the Company’s no par value common stock outstanding.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

(i)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS (In thousands)
Utility plant:
Electric plant in service	$2,331,614	$2,223,066
Less accumulated depreciation and amortization	(945,718)	(919,053)

Net plant in service	1,385,896	1,304,013
Construction work in progress	190,947	205,748
Nuclear fuel; includes fuel in process of $61,220 and $51,352, respectively	127,790	115,749
Less accumulated amortization	(31,711)	(29,904)

Net nuclear fuel	96,079	85,845

Net utility plant	1,672,922	1,595,606

Current assets:
Cash and cash equivalents	83,709	91,642
Accounts receivable, principally trade, net of allowance for doubtful accounts of $1,644 and $3,123, respectively	93,008	96,507
Accumulated deferred income taxes	15,375	—
Inventories, at cost	38,140	40,153
Undercollection of fuel revenues	1,218	41,034
Prepayments and other	16,138	16,292

Total current assets	247,588	285,628

Deferred charges and other assets:
Decommissioning trust funds	119,149	111,306
Undercollection of fuel revenues, non current	—	5,823
Regulatory assets	52,444	48,616
Investments in debt securities	2,425	2,264
Other	20,574	19,840

Total deferred charges and other assets	194,592	187,849

Total assets	$2,115,102	$2,069,083

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Continued)

	June 30, 2009	December 31, 2008
	(Unaudited)
CAPITALIZATION AND LIABILITIES (In thousands except for share data)
Capitalization:
Common stock, stated value $1 per share, 100,000,000 shares authorized, 64,654,847 and 64,604,852 shares issued, and 160,360 and 127,800 restricted shares, respectively	$64,815	$64,733
Capital in excess of stated value	296,328	295,346
Retained earnings	668,362	643,322
Accumulated other comprehensive loss, net of tax	(23,522)	(29,364)

	1,005,983	974,037
Treasury stock, 19,848,900 shares, at cost	(279,808)	(279,808)

Common stock equity	726,175	694,229
Long-term debt, net of current portion	739,674	739,652
Financing obligations, net of current portion	69,464	70,066

Total capitalization	1,535,313	1,503,947

Current liabilities:
Current portion of long-term debt and financing obligations	34,029	23,587
Accounts payable, principally trade	42,861	61,550
Accumulated deferred income taxes	—	4,209
Taxes accrued	24,072	23,798
Interest accrued	9,671	7,519
Overcollection of fuel revenues	5,979	—
Other	24,299	24,146

Total current liabilities	140,911	144,809

Deferred credits and other liabilities:
Accumulated deferred income taxes	195,033	175,816
Accrued postretirement benefit liability	87,995	85,797
Asset retirement obligation	81,696	78,037
Accrued pension liability	36,833	39,101
Regulatory liabilities	13,874	14,469
Other	23,447	27,107

Total deferred credits and other liabilities	438,878	420,327

Commitments and contingencies

Total capitalization and liabilities	$2,115,102	$2,069,083

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except for share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Operating revenues	$203,649	$284,405	$394,085	$524,645

Energy expenses:
Fuel	43,883	86,804	86,176	147,735
Purchased and interchanged power	28,295	61,218	57,693	116,576

	72,178	148,022	143,869	264,311

Operating revenues net of energy expenses	131,471	136,383	250,216	260,334

Other operating expenses:
Other operations	50,634	49,905	99,938	96,739
Maintenance	16,404	20,574	29,775	38,070
Depreciation and amortization	18,706	18,774	36,385	37,391
Taxes other than income taxes	12,511	12,321	25,028	24,099

	98,255	101,574	191,126	196,299

Operating income	33,216	34,809	59,090	64,035

Other income (deductions):
Allowance for equity funds used during construction	2,623	1,852	5,212	3,658
Investment and interest income, net	(1,150)	1,406	(1,636)	2,035
Miscellaneous non-operating income	549	145	761	351
Miscellaneous non-operating deductions	(726)	(249)	(2,041)	(2,226)

	1,296	3,154	2,296	3,818

Interest charges (credits):
Interest on long-term debt and financing obligations	12,196	10,577	26,120	20,682
Other interest	82	345	252	557
Capitalized interest	(246)	(833)	(496)	(2,128)
Allowance for borrowed funds used during construction	(1,691)	(888)	(3,373)	(1,750)

	10,341	9,201	22,503	17,361

Income before income taxes	24,171	28,762	38,883	50,492
Income tax expense	8,740	9,528	13,843	16,770

Net income	$15,431	$19,234	$25,040	$33,722

Basic earnings per share	$0.34	$0.43	$0.56	$0.75

Diluted earnings per share	$0.34	$0.43	$0.56	$0.75

Weighted average number of shares outstanding	44,782,749	44,686,103	44,769,843	44,823,527

Weighted average number of shares and dilutive potential shares outstanding	44,792,345	44,836,274	44,791,380	45,013,668

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except for share data)

	Twelve Months Ended June 30,
	2009	2008
Operating revenues	$908,370	$994,364

Energy expenses:
Fuel	228,257	284,277
Purchased and interchanged power	151,600	181,411

	379,857	465,688

Operating revenues net of energy expenses	528,513	528,676

Other operating expenses:
Other operations	203,607	199,461
Maintenance	58,815	66,378
Depreciation and amortization	74,565	72,654
Taxes other than income taxes	50,735	49,187

	387,722	387,680

Operating income	140,791	140,996

Other income (deductions):
Allowance for equity funds used during construction	9,833	7,178
Investment and interest income, net	127	7,767
Miscellaneous non-operating income	2,887	1,375
Miscellaneous non-operating deductions	(3,434)	(4,287)

	9,413	12,033

Interest charges (credits):
Interest on long-term debt and financing obligations	53,043	39,492
Other interest	903	1,013
Capitalized interest	(1,988)	(4,035)
Allowance for borrowed funds used during construction	(5,596)	(3,570)

	46,362	32,900

Income before income taxes	103,842	120,129
Income tax expense	34,903	36,372

Net income	$68,939	$83,757

Basic earnings per share	$1.54	$1.85

Diluted earnings per share	$1.53	$1.84

Weighted average number of shares outstanding	44,751,020	45,070,647

Weighted average number of shares and dilutive potential shares outstanding	44,819,062	45,305,418

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2009	2008	2009	2008	2009	2008
Net income	$15,431	$19,234	$25,040	$33,722	$68,939	$83,757
Other comprehensive income (loss):
Unrecognized pension and postretirement benefit costs:
Net gain (loss) arising during period	—	—	—	—	(30,587)	40,625
Reclassification adjustments included in net income for amortization of:
Prior service benefit	(677)	(677)	(1,377)	(1,377)	(2,754)	(2,755)
Net (gain) loss	412	(100)	812	(75)	735	1,602
Net unrealized gains (losses) on marketable securities:
Net holding gains (losses) arising during period	7,749	(1,209)	2,358	(8,023)	(19,398)	(5,744)
Reclassification adjustments for net (gains) losses included in net income	2,798	481	5,271	675	7,472	(831)
Net losses on cash flow hedges:
Reclassification adjustment for interest expense included in net income	79	73	156	146	307	287

Total other comprehensive income (loss) before income taxes	10,361	(1,432)	7,220	(8,654)	(44,225)	33,184

Income tax benefit (expense) related to items of other comprehensive income (loss):
Unrecognized pension and postretirement benefit costs	96	168	205	412	11,715	(17,518)
Net unrealized gains (losses) on marketable securities	(2,110)	145	(1,526)	1,469	2,386	1,315
Losses on cash flow hedges	(29)	(26)	(57)	(53)	(112)	(106)

Total income tax benefit (expense)	(2,043)	287	(1,378)	1,828	13,989	(16,309)

Other comprehensive income (loss), net of tax	8,318	(1,145)	5,842	(6,826)	(30,236)	16,875

Comprehensive income	$23,749	$18,089	$30,882	$26,896	$38,703	$100,632

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$25,040	$33,722
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of electric plant in service	36,385	37,391
Amortization of nuclear fuel	11,001	9,379
Deferred income taxes, net	(4,186)	15,160
Allowance for equity funds used during construction	(5,212)	(3,658)
Other amortization and accretion	7,247	6,992
Unrealized (gain) loss on investment in debt securities	(161)	971
Other operating activities	3,760	1,823
Change in:
Accounts receivable	3,499	(21,442)
Inventories	1,764	(1,878)
Net overcollection (undercollection) of fuel revenues	51,618	(38,635)
Prepayments and other	(2,947)	3,763
Accounts payable	(13,687)	15,949
Taxes accrued	2,344	(6,001)
Interest accrued	2,152	1,018
Other current liabilities	153	(221)
Deferred charges and credits	(7,459)	(5,511)

Net cash provided by operating activities	111,311	48,822

Cash flows from investing activities:
Cash additions to utility property, plant and equipment	(99,795)	(94,725)
Cash additions to nuclear fuel	(20,199)	(18,958)
Proceeds from sale of assets	466	144
Capitalized interest and AFUDC:
Utility property, plant and equipment	(8,585)	(5,408)
Nuclear fuel	(496)	(2,128)
Allowance for equity funds used during construction	5,212	3,658
Decommissioning trust funds:
Purchases, including funding of $3.9 and $3.6 million, respectively	(24,715)	(22,375)
Sales and maturities	20,812	16,813
Proceeds from sale of investment in debt securities	—	16,000
Other investing activities	(2)	(2,938)

Net cash used for investing activities	(127,302)	(109,917)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	1,004
Repurchases of common stock	—	(9,892)
Proceeds from issuance of long-term notes	—	148,719
Financing obligations:
Proceeds	171,305	64,843
Payments	(161,465)	(52,762)
Excess tax benefits from long-term incentive plans	—	373
Other financing activities	(1,782)	(2,141)

Net cash provided by financing activities	8,058	150,144

Net increase (decrease) in cash and cash equivalents	(7,933)	89,049
Cash and cash equivalents at beginning of period	91,642	4,976

Cash and cash equivalents at end of period	$83,709	$94,025

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A. Principles of Preparation

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Annual Report of El Paso Electric Company on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”). Capitalized terms used in this report and not defined herein have the meaning ascribed for such terms in the 2008 Form 10-K. In the opinion of the Company’s management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at June 30, 2009 and December 31, 2008; the results of its operations and comprehensive operations for the three, six and twelve months ended June 30, 2009 and 2008; and its cash flows for the six months ended June 30, 2009 and 2008. The results of operations and comprehensive operations and the cash flows for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full calendar year.

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

Investments in Debt Securities. The Company invested excess cash in auction rate securities with contract maturity dates that extended beyond three months. These securities are classified as trading securities by the Company. These investments pay interest and are reported at fair value in deferred charges and other assets. See Note K.

Investments. The Company’s marketable securities, including those in decommissioning trust funds on the balance sheets, are reported at fair value and consist of cash, equity securities and municipal, federal and corporate bonds in trust funds established for decommissioning of its interest in Palo Verde. Such marketable securities are classified as “available-for-sale” securities and, as such, unrealized gains and losses are included in accumulated other comprehensive income as a separate component of common stock equity. However, if declines in fair value of marketable securities below original cost basis are determined to be other than temporary, then the declines are reported as losses in the consolidated statement of operations and a new cost basis is established for the affected securities at fair value. Gains and losses are determined using the cost of the security based on the specific identification basis. See Note K.

Revenues. Accounts receivable include accrued unbilled revenues of $22.2 million and $18.6 million at June 30, 2009 and December 31, 2008, respectively. The Company presents sales net of sales taxes in its consolidated statements of operations.

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

service period”) which typically is the vesting period. Compensation cost is not recognized for anticipated forfeitures prior to vesting of equity instruments. See Note E.

New Accounting Standards. Effective January 1, 2009, the Company adopted the FASB Staff Position EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” (“FSP EITF 03-6-1”) which requires a public entity to include share-based compensation awards that qualify as participating securities in both basic and diluted earnings per share. A share-based compensation award is considered a participating security if it receives non-forfeitable dividends or may participate in undistributed earnings with common stock. The Company awards unvested restricted stock which qualifies as participating securities, and has reflected the effects of FSP EITF 03-6-1 in its basic and diluted earnings per share for all periods presented. See Note E.

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements.” The statement defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. On April 9, 2009, the FASB issued FASB Staff Position 157-4 (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009 and shall be applied prospectively. FSP 157-4 did not have a significant impact on the Company’s consolidated financial statements. See Note K.

Effective April 1, 2009, the Company adopted the FASB Staff Position 107-1 and Accounting Principles Board Opinion 28-1 (“FSP 107-1 and APB 28-1”). FSP 107-1 and APB 28-1 amend SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” and APB Opinion No. 28, “Interim Financial Reporting.” FSP 107-1 and APB 28-1 require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 and APB 28-1 did not impact amounts reported in the Company’s consolidated financial statements but resulted in additional footnote disclosure. See Note K.

Effective April 1, 2009, the Company adopted the FASB Staff Position 115-2 and 124-2 (“FSP 115-2 and FSP 124-2”). FSP 115-2 and FSP 124-2 amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP 115-2 and FSP 124-2 did not have a significant impact on amounts reported in the Company’s consolidated financial statements. See Note K.

Effective April 1, 2009, the Company adopted the SFAS No. 165, “Subsequent Events.” SFAS No. 165 establishes general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company evaluated subsequent events for recording and disclosure through August 6, 2009.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In December 2008, the FASB issued FASB Staff Position 132(R)-1 (“FSP 132(R)-1”), which amends FASB No. 132(R), “Employers’ Disclosures about Pension and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement benefit plan. FSP 132(R)-1 requires additional disclosure on investment policies and strategies, categories and fair value measurements of plan assets, and significant concentrations of risk. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. FSP 132(R)-1 requires additional disclosure on pensions and other postretirement benefits but does not impact the consolidated financial results.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.” SFAS No. 168 states that the FASB Accounting Standard Codification™ (the “Codification”) will become the source of authoritative U.S. Generally Accepted Accounting Principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”). SFAS No. 168 applies to financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS No. 168 should not have a significant impact on the Company’s consolidated financial statements although references to GAAP will change to Codification references.

Supplemental Cash Flow Disclosures (in thousands)

	Six Months Ended June 30,
	2009	2008
Cash paid for:
Interest on long-term debt and financing obligations	$23,522	$18,393
Other interest	4	192
Income taxes paid	12,938	1,417
Non-cash financing activities:
Grants of restricted shares of common stock	1,230	2,273

B. Regulation

General

The rates and services of the Company are regulated by incorporated municipalities in Texas, the Public Utility Commission of Texas (the “PUCT”), the New Mexico Public Regulation Commission (the “NMPRC”), and the Federal Energy Regulatory Commission (the “FERC”). The PUCT and the NMPRC have jurisdiction to review municipal orders, ordinances, and utility agreements regarding rates and services within their respective states and over certain other activities of the Company. The FERC

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

has jurisdiction over the Company’s wholesale transactions. The decisions of the PUCT, NMPRC and the FERC are subject to judicial review.

Texas Regulatory Matters

Texas Freeze Period. The Company has entered into agreements (“Texas Rate Agreements”) with El Paso, PUCT Staff and other parties in Texas that provide for most retail base rates to remain at their current level through June 30, 2010. During the rate freeze period, if the Company’s return on equity falls below the bottom of a defined range, the Company has the right to initiate a rate case and seek an adjustment to base rates. If the Company’s return on equity exceeds the top of the range, the Company will refund an amount equal to 50% of the Texas jurisdictional pretax return in excess of the ceiling. The range is based upon a risk premium analysis used in rate proceedings to establish a utility’s return on equity, and as of June 30, 2009, the range would be approximately 9.8% to 13.8%. The Company’s return on equity fell within the then prevailing range during the latest calendar year reporting period. Also pursuant to the Texas Rate Agreements, the Company agreed to share with its Texas customers 25% of off-system sales margins and wheeling revenues increasing to 90% of off-system sales margins after June 30, 2010 through June 30, 2015.

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

On July 8, 2008, the Company filed a petition in PUC Docket No. 35856 with the PUCT to increase its fixed fuel factors and to surcharge $39.5 million of under-recovered fuel and purchased power costs including interest, beginning in 2008. The surcharge was based upon actual under-

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

recoveries for the period December 2007 through May 2008 and expected under-recoveries for June and July 2008. On September 25, 2008, the PUCT issued a final order approving an increase in the Company’s Texas jurisdictional fixed fuel factors of $38.8 million or 21.5% annually beginning with customer bills rendered in October 2008. In addition, the PUCT approved the recovery of $39.5 million in fuel under-recoveries over an 18-month period beginning in October 2008.

On April 1, 2009, the Company filed with the PUCT to terminate the interim fuel surcharge authorized in Docket No. 35856. This request was assigned Docket No. 36864. The Company’s request was a result of the over-recovery of fuel costs under the Company’s fixed fuel factor effective in October 2008 which largely offset the remaining balance of the fuel surcharge. The fuel over-recoveries were the result of the significant drop in natural gas prices since the fixed fuel factor went into effect in October 2008. On April 23, 2009, the Company received approval from the PUCT to terminate the fuel surcharge effective for customer bills rendered in May 2009 and thereafter.

On June 5, 2009, the Company filed a petition with the PUCT to decrease its fixed fuel factors by 13.1%, or $27.9 million, beginning with bills rendered in September 2009 or August 2009, if feasible. This petition was assigned PUCT Docket No. 37086. On July 30, 2009, the PUCT approved a stipulation which provided for approval of the new factors effective for customer bills rendered beginning in August 2009.

New Mexico Regulatory Matters

2007 New Mexico Stipulation. In July 2007, the NMPRC issued a final order approving a stipulation (“2007 New Mexico Stipulation”) addressing all issues in the 2006 rate filing in Case No. 06-00258-UT. The 2007 New Mexico Stipulation provided for a $5.8 million non-fuel base rate increase, established the amount of fuel and purchased power included in base rates at $0.04288 per kWh, and modified the Company’s Fuel and Purchased Power Cost Adjustment Clause (the “FPPCAC”). Any difference between actual fuel and purchased power costs and the amount included in base rates is recovered or refunded through the FPPCAC. Rates will continue in effect until changed by the NMPRC following the Company’s pending rate case.

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

On May 29, 2009, the Company filed with the NMPRC a new and pending rate case (Case No. 09-00171-UT) to increase non-fuel and purchased power base rates by $12.7 million annually. The filing reflects a projected reduction of $21.3 million in fuel related revenues (based upon the difference in test year period ended December 31, 2008 and the Forecast Period of forecasted fuel and purchased power costs for the twelve month period beginning July 1, 2010 when new rates would be expected to become effective under full statutory rate suspension periods) for a projected net decrease in New Mexico jurisdictional fuel and purchased power revenues of $8.6 million. The filing complied with the requirement in the NMPRC’s Final Order in Case No. 06-00258-UT to file a general rate case by May 30, 2009 using a test year period ended December 31, 2008.

On June 10, 2009, the NMPRC issued an order suspending the effective date of new rates for nine months from July 1, 2009, designating a hearing examiner and mediator and establishing an initial mediation conference on July 28, 2009. A procedural schedule has been adopted that provides for a hearing in the case to begin on November 2, 2009.

FPPCAC Rulemaking and Workshops. The NMPRC has docketed workshops (Case No. 07-00389-UT) to review consistency and potential changes to the FPPCAC rule in New Mexico. Comments have been filed by parties and workshops have been held for discussion and consideration of any changes to the existing FPPCAC rule that could be included in a new rulemaking proceeding.

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

Notice of Investigation of Rates. On August 3, 2007, the Company received a “Notice of Investigation of Rates of El Paso Electric Company” from the NMPRC in Case No. 07-00317-UT. On August 21, 2007, the NMPRC requested that the Company file a response to the issues, including the reasonableness of fuel and purchased power costs. On September 7, 2007, the Company filed its response and requested that the NMPRC suspend its investigation and close the docket. No further

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

action has been taken by the NMPRC. The Company is unable at this time to predict the ultimate outcome of this docket.

New Mexico Investigation into Executive Compensation. In December 2007, the NMPRC initiated an investigation into executive compensation of investor-owned gas and electric public utilities. In its order initiating the investigation, the NMPRC required each utility to provide information on compensation of executive officers and directors for the period 1977-2006. The Company provided the requested information. No further action has been taken by the NMPRC.

2009 New Mexico Integrated Resource Plan Filing. On July 16, 2009, the Company submitted its initial Integrated Resource Plan (“IRP”) pursuant to the requirements of NMPRC Rule, 17.7.3. The filing identifies the Company’s four-year action plan to meet resource needs based upon a twenty-year resource plan. The four-year action plan includes the addition of a natural gas fired combustion turbine in 2012; a competitive-bid request for proposals to add a combined cycle plant in three phases in 2013, 2014, and 2016; evaluation of a direct load control project for possible integration in the resource plan; and a competitive-bid request for proposals to acquire additional wind and biomass renewable resources in 2013 and 2015 to comply with the New Mexico Renewable Portfolio Standard Requirements. The NMPRC may accept the proposed IRP as compliant with its rules without a hearing or may conduct a hearing on the plan. Protests must be filed before August 16, 2009. If there are no protests, a final resolution is expected in the third quarter.

2009 New Mexico Annual Renewable Procurement Plan Filing. On July 1, 2009, the Company filed its 2009 Annual Renewable Procurement Plan in compliance with the New Mexico Renewable Energy Act. The Company’s 2009 plan is designed to meet the full renewable portfolio standard (“RPS”) of 6 percent of New Mexico jurisdictional retail energy sales for 2010 and 10 percent beginning in 2011. The Company requested approval by the NMPRC of the following proposals: 1) to increase the solar resources used for RPS compliance pursuant to the long-term contract with New Mexico SunTower, LLC; 2) to pay an additional $0.015 per kWh for renewable energy credits (“RECs”) obtained from a biomass energy facility; and 3) to modify and expand the Company’s existing REC purchase program for customer-installed qualifying facilities up to 10 kW and to add a program for customer-installed qualifying facilities of 10 kW to 100 kW. Hearings are scheduled to begin October 1, 2009 and a final order is expected in December 2009.

Federal Regulatory Matters

Transmission Dispute with Tucson Electric Power Company (“TEP”). In January 2006, the Company filed a complaint with the FERC to interpret the terms of a Power Exchange and Transmission Agreement (the “Transmission Agreement”) entered into with TEP in 1982. TEP filed a complaint with the FERC one day later raising virtually identical issues. TEP claimed that, under the Transmission Agreement, it was entitled to up to 400 MW of firm transmission rights on the Company’s transmission system that would enable it to transmit power from a generating station (the Luna Energy Facility (“LEF”) located near Deming, New Mexico) to Springerville or Greenlee in Arizona. The Company asserted that TEP’s rights under the Transmission Agreement do not include transmission rights

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

necessary to transmit such power as contemplated by TEP and that TEP must acquire any such rights in the open market from the Company at applicable tariff rates or from other transmission providers. On April 24, 2006, the FERC ruled in the Company’s favor, finding that TEP does not have the transmission rights under the Transmission Agreement to transmit power from the LEF to Arizona. The ruling was based on written evidence presented and without an evidentiary hearing. TEP’s request for a rehearing of the FERC’s decision was granted in part and denied in part in an order issued October 4, 2006, and hearings on the disputed issues were held before an administrative law judge. In the initial decision dated September 6, 2007, the administrative law judge found that the Transmission Agreement allows TEP to transmit power from the LEF to Arizona but limits that transmission to 200 MW on any segment of the circuit and to non-firm service on the segment from Luna to Greenlee. The Company and TEP filed exceptions to the initial decision.

On November 13, 2008, the FERC issued an order on the initial decision finding that the transmission rights given to TEP in the Transmission Agreement are firm and are not restricted for transmission of power from Springerville as the receipt point to Greenlee as the delivery point. Therefore, pursuant to the order, TEP can use its transmission rights granted under the Transmission Agreement to transmit power from the LEF to either Springerville or Greenlee so long as it transmits no more than 200 MW over all segments at any one time. The FERC also ordered that the Company refund to TEP all sums with interest that TEP had paid it for transmission under the applicable transmission service agreements since February 2006 for service relating to the LEF. On December 3, 2008 the Company refunded $9.7 million to TEP. The Company had established a reserve for rate refund of approximately $7.2 million as of September 30, 2008, resulting in a pre-tax charge to earnings of approximately $2.5 million in 2008. The Company also paid TEP interest on the refunded balance of approximately $0.9 million which was also charged to earnings in 2008. If the order is not reversed, the Company will lose the opportunity to receive compensation from TEP for such transmission service in the future. The Company filed a request for rehearing of the FERC’s decision on December 15, 2008, seeking reversal of the order on the merits and a return of any refunds made in the interim, as well as compensation for all service that the Company may provide to TEP from the LEF over the Company’s transmission system on a going forward basis. The FERC suspended the period for ruling on the motion for rehearing on January 14, 2009. If the FERC denies the Company’s request for rehearing or again finds against the Company on rehearing, the Company will have the right to seek judicial review of the order. The Company cannot predict the outcome of such potential future proceedings.

Pollution Control Bond Refunding. On April 4, 2008, the Company filed an application with the FERC requesting authority for long-term securities transactions necessary to refund and reissue the Company’s Series B and Series C PCBs. The FERC issued an order on May 1, 2008 granting authority for the securities transactions. On March 26, 2009, the Company completed a refunding transaction related to an aggregate principal amount of $100.6 million in pollution control indebtedness. See Note F.

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

	Amortization Period Ends	June 30, 2009	December 31, 2008
Regulatory assets
New Mexico procurement plan costs	(a)	$503	$464
New Mexico and FERC loss on reacquired debt (b)	May 2030	5,479	5,585
New Mexico renewable energy credits	(a)	2,617	2,278
New Mexico 2006 rate case costs (b)	June 2010	186	294
New Mexico 2009 rate case costs	(c)	450	—
New Mexico Palo Verde deferred depreciation (b)	(d)	2,333	1,713
New Mexico energy efficiency	(e)	261	231
New Mexico transition costs (b)	June 2010	287	575
Unrecovered issuance costs due to reissuance of PCBs	April 2040	635	—
Texas energy efficiency	(f)	2,005	986
Regulatory assets pursuant to SFAS No. 109 (g)	(d)	26,214	24,326
Final coal reclamation (g)	July 2016	9,532	9,682
Nuclear fuel postload daily financing charge	(e)	1,942	2,482

Total regulatory assets		$52,444	$48,616

Regulatory liabilities

Regulatory liabilities pursuant to SFAS No. 109 (g)	(d)	$8,424	$8,839
Accumulated deferred investment tax credit (h)	(d)	5,450	5,630

Total regulatory liabilities		$13,874	$14,469

(a)	A two year amortization period was requested in the New Mexico general rate case filed in May 2009.
(b)	This item is included in rate base which earns a return on investment.
(c)	A one year amortization period was requested in the New Mexico general rate case filed in May 2009.
(d)	The amortization period for this asset is based upon the life of the associated assets.
(e)	This asset will be recovered through a recovery factor after expenses are incurred.
(f)	Amortization period will be established in next general rate case.
(g)	No specific return on investment is required since related assets and liabilities, including accumulated deferred income taxes and reclamation liability, offset.
(h)	This item is excluded from rate base.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

D. Palo Verde

NRC. The NRC regulates the operation of all commercial nuclear power reactors in the United States, including Palo Verde. The NRC periodically conducts inspections of nuclear facilities and monitors performance indicators to enable the agency to arrive at objective conclusions about a licensee’s safety performance. Based on this assessment information and using a cornerstone evaluation system, the NRC determines the appropriate level of agency response and oversight, including supplemental inspections and pertinent regulatory actions as necessary. The NRC had placed Palo Verde Unit 3 in the “multiple/repetitive degraded cornerstone” column of the NRC’s action matrix for which corrective actions resulted in increased operating costs at the plant. On March 24, 2009, the NRC announced that it is removing Palo Verde Unit 3 from the “multiple/repetitive degraded cornerstone” column of the NRC’s action matrix and returning all three units of the plant to routine inspection and oversight. This notification follows the NRC’s completion of its inspections of the corrective actions taken by Palo Verde to address performance deficiencies. The NRC has closed the confirmatory action letter that outlined the performance deficiencies and associated corrective actions.

E. Common Stock

Long-Term Incentive Plan

On May 2, 2007, the Company’s shareholders approved a stock-based long-term incentive plan and authorized the issuance of up to one million shares of common stock for the benefit of directors and employees. Under the plan, common stock may be issued through the award or grant of non-statutory stock options, incentive stock options, stock appreciation rights, restricted stock, bonus stock, performance stock, cash-based awards and other stock-based awards. The Company may issue new shares, purchase shares on the open market, or issue shares from shares the Company has repurchased to meet the share requirements of these plans. As discussed in Note A, the Company accounts for its stock-based long-term incentive plan under SFAS No. 123 (revised).

Stock Options. Stock options have been granted at exercise prices equal to or greater than the market value of the underlying shares at the date of grant. No options were exercised during the first six months of 2009. The Company received $1.0 million in cash for the 88,000 stock options exercised in the first six months of 2008. All of the 465,888 options outstanding at June 30, 2009 have vested. Stock options have not been granted since 2003. For a full discussion of stock options, see Note F of Notes to Consolidated Financial Statements in the 2008 Form 10-K.

Restricted Stock. The Company has awarded restricted stock under its long-term incentive plans. Restrictions from resale generally lapse and awards vest over periods of one to three years. The market value of the unvested restricted stock at the date of grant is amortized to expense over the restriction period net of anticipated forfeitures. The Company awarded 93,605 shares of unvested restricted stock with a grant date fair value of $1.3 million to its directors and officers during the six months ended June 30, 2009. The Company awarded 74,095 shares of unvested restricted stock with a grant date fair value of $1.6 million during the six months ended June 30, 2008. During the six months ended June 30, 2009, 49,995 restricted shares vested and 11,050 shares were forfeited. As of June 30, 2009, there are 160,360 unvested shares of restricted stock with a grant date fair value of $1.7 million remaining to be

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

expensed. For a full discussion of restricted stock, see Note F of Notes to Consolidated Financial Statements in the 2008 Form 10-K.

Performance Shares. The Company has granted performance share awards to certain officers under the Company’s existing long-term incentive plans, which provide for issuance of Company stock based on the achievement of certain performance criteria over a three-year period. The payout varies between 0% and 200% of performance share awards. Performance shares vesting on January 1, 2009 did not meet the minimum payout threshold and no shares were issued. During the six months ended June 30, 2009, the Company granted 131,500 performance shares to its officers with a grant date fair value of $1.6 million which is being expensed over the three-year vesting period. During the six months ended June 30, 2009, 36,350 performance shares were forfeited. During the six months ended June 30, 2008, the Company granted 63,500 performance shares with a grant date fair value of $1.1 million which is expensed over the three-year vesting period. As of June 30, 2009, there were 197,900 outstanding performance shares with a grant date fair value of $1.5 million remaining to be expensed. For a full discussion of performance shares, see Note F of Notes to Consolidated Financial Statements in the 2008 Form 10-K.

The Company recorded total compensation expense for all stock-based incentive plans of approximately $0.3 million, $1.1 million and $2.3 million for the three, six and twelve month periods ended June 30, 2009. For the three, six and twelve month periods ended June 30, 2008, the Company recorded total compensation expense of $0.5 million, $0.9 million and $2.5 million for all stock-based incentive plans which included the cumulative adjustment for Mr. Redd’s forfeiture discussed below.

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

Common Stock Repurchase Program

In November 2007, the Board authorized the repurchase of up to 2 million shares of the Company’s outstanding common stock (the “2007 Plan”). No shares remain available under previous plans. No shares were repurchased during the first six months of 2009. As of June 30, 2009, the Company had 1,521,366 shares authorized for repurchase under the 2007 Plan. Since the inception of the stock repurchase program in 1999, the Company has repurchased a total of approximately 19.8 million shares of its common stock at an aggregate cost of $279.3 million, including commissions. The Company may in the future make purchases of its common stock pursuant to the 2007 Plan in open market transactions at prevailing prices and may engage in private transactions where appropriate. The repurchased shares will be available for issuance under employee benefit and stock incentive plans, or may be retired.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Basic and Diluted Earnings Per Share

Effective January 1, 2009, the Company adopted the FSP EITF 03-6-1 which requires a public entity to include share-based compensation awards that qualify as participating securities in both basic and diluted earnings per share to the extent they are dilutive. A share-based compensation award is considered a participating security if it receives non-forfeitable dividends or may participate in undistributed earnings with common stock. The Company awards unvested restricted stock which qualifies as participating securities. The basic and diluted earnings per share for the three and six months ended June 30, 2008 were unchanged after adopting FSP EITF 03-6-1. Basic and diluted earnings per share for the twelve months ended June 30, 2008 decreased by $0.01. The basic and diluted earnings per share including the effects of adopting FSP EITF 03-6-1 are presented below:

	Three Months Ended June 30,
	2009	2008
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	44,782,749	44,686,103
Dilutive effect of unvested performance awards	—	—
Dilutive effect of stock options	9,596	150,171

Diluted number of common shares outstanding	44,792,345	44,836,274

Basic net income per common share:
Net income	$15,431	$19,234
Income allocated to participating restricted stock	(58)	(45)

Net income available to common shareholders	$15,373	$19,189

Diluted net income per common share:
Net income	$15,431	$19,234
Income reallocated to participating restricted stock	(58)	(45)

Net income available to common shareholders	$15,373	$19,189

Basic net income per common share	$0.34	$0.43

Diluted net income per common share	$0.34	$0.43

The calculation of the weighted average number of common shares and dilutive potential shares outstanding for the three months ended June 30, 2009 and 2008, excludes 44,363 and 30,873 shares, respectively, of restricted stock awards because their effect was antidilutive.

Performance shares of 222,267 were excluded from the computation of diluted earnings per share for the three months ended June 30, 2009 as no payouts would be required based upon current performance. These amounts assume a 100% performance level payout. Performance shares of 138,344 were excluded from the computation of diluted earnings per share for the three months ended June 30, 2008.

Stock options of 214,440 were excluded from the computation of diluted earnings per share for the three months ended June 30, 2009 as the exercise price was greater than the average stock price for these periods. No options were excluded from the computation of diluted earnings per share in 2008.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	44,769,843	44,823,527
Dilutive effect of unvested performance awards	—	25,281
Dilutive effect of stock options	21,537	164,860

Diluted number of common shares outstanding	44,791,380	45,013,668

Basic net income per common share:
Net income	$25,040	$33,722
Income allocated to participating restricted stock	(88)	(82)

Net income available to common shareholders	$24,952	$33,640

Diluted net income per common share:
Net income	$25,040	$33,722
Income reallocated to participating restricted stock	(88)	(82)

Net income available to common shareholders	$24,952	$33,640

Basic net income per common share	$0.56	$0.75

Diluted net income per common share	$0.56	$0.75

The calculation of the weighted average number of common shares and dilutive potential shares outstanding for the six months ended June 30, 2009 and 2008, excludes 62,365 and 51,770 shares, respectively, of restricted stock awards because their effect was antidilutive.

Performance shares of 224,734 were excluded from the computation of diluted earnings per share for the six months ended June 30, 2009 as no payouts would be required based upon current performance. These amounts assume a 100% performance level payout. Performance shares of 122,619 were excluded from the computation of diluted earnings per share for the six months ended June 30, 2008.

Stock options of 107,220 were excluded from the computation of diluted earnings per share for the six months ended June 30, 2009 as the exercise price was greater than the average stock price for these periods. No options were excluded from the computation of diluted earnings per share in 2008.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Twelve Months Ended June 30,
	2009	2008
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	44,751,020	45,070,647
Dilutive effect of unvested performance awards	3,180	47,097
Dilutive effect of stock options	64,862	187,674

Diluted number of common shares outstanding	44,819,062	45,305,418

Basic net income per common share:
Net income	$68,939	$83,757
Income allocated to participating restricted stock	(205)	(220)

Net income available to common shareholders	$68,734	$83,537

Diluted net income per common share:
Net income	$68,939	$83,757
Income reallocated to participating restricted stock	(205)	(219)

Net income available to common shareholders	$68,734	$83,538

Basic net income per common share	$1.54	$1.85

Diluted net income per common share	$1.53	$1.84

The calculation of the weighted average number of common shares and dilutive potential shares outstanding for the twelve months ended June 30, 2009 and 2008, excludes 56,045 and 53,533 shares, respectively, of restricted stock awards because their effect was antidilutive.

Performance shares of 153,039 were excluded from the computation of diluted earnings per share for the twelve months ended June 30, 2009 as no payouts would be required based upon current performance. These amounts assume a 100% performance level payout. Performance shares of 72,158 were excluded from the computation of diluted earnings per share for the twelve months ended June 30, 2008.

Stock options of 53,160 were excluded from the computation of diluted earnings per share for the twelve months ended June 30, 2009 as the exercise price was greater than the average stock price for these periods. No options were excluded from the computation of diluted earnings per share in 2008.

F. Long-Term Debt

Pollution Control Bonds (“PCBs”)

On March 26, 2009, the Company completed a refunding transaction whereby the 2005 Series B $63.5 million bonds and the 2005 Series C $37.1 million bonds were refunded and replaced by 2009 Series A bonds in the aggregate principal amount of $63.5 million (the “2009 Series A Bonds”) and 2009 Series B bonds in the aggregate principal amount of $37.1 million (the “2009 Series B Bonds”). The 2009 Series A Bonds and the 2009 Series B Bonds were issued as unsecured obligations and both have a fixed interest rate of 7.25%. The 2009 Series A Bonds will mature on February 1, 2040. The 2009 Series B Bonds will mature on April 1, 2040. The 2005 Series B $63.5 million and the 2005 Series C $37.1 million bonds, which were to mature in 2040, had variable interest rates that were

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

repriced weekly. The Company experienced increased yields and resulting interest expense for the auction rate PCBs as a consequence of the turbulent condition of the financial markets.

G. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and in the states of Texas, New Mexico and Arizona. The Company is no longer subject to tax examination by the taxing authorities in the federal jurisdiction for years prior to 2005 and in the state jurisdictions for years prior to 1998. The Company’s federal tax returns are currently under audit for 2005 and 2006. A deficiency notice relating to the Company’s 1998 through 2003 income tax returns in Arizona contests a pollution control credit and apportionment factors. The Company is contesting these adjustments.

For the three months ended June 30, 2009 and 2008, the Company’s consolidated effective tax rate from continuing operations was 36.16% and 33.13%, respectively. For the six months ended June 30, 2009 and 2008, the Company’s consolidated effective tax rate from continuing operations was 35.60% and 33.21%, respectively, and for the twelve months ended June 30, 2009 and 2008 the Company’s consolidated effective tax rate from continuing operations was 33.61% and 30.28%, respectively. The Company’s effective tax rates differ from the federal statutory tax rate of 35% primarily due to state income taxes, the allowance for equity funds used during construction, the tax rate on qualified decommissioning trust investment and permanent tax differences.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. A reconciliation of the June 30, 2009 and 2008 amount of unrecognized tax benefits is as follows (in millions):

	2009	2008
Balance at January 1	$0.5	$8.5
Reductions for tax positions related to the current year	—	(0.7)
Additions for tax positions of prior years	—	2.6
Reductions for tax positions of prior years	—	(0.3)

Balance at June 30	$0.5	$10.1

The amount of unrecognized tax benefits at June 30, 2008 includes $7.9 million of tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, the disallowance of the shorter deductibility period for these issues does not change the amount of tax expense other than associated interest and penalties. However, the timing of cash payments to the federal taxing authority would be affected. The Company recognized income tax expense for an unrecognized tax position of $0.1 million for the twelve months ended June 30, 2008, associated with state income taxes.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company recognizes in tax expense interest and penalties related to tax benefits that have not been recognized. During the three, six and twelve month periods ended June 30, 2009, the Company recognized approximately $0.1 million in interest. The Company had approximately $0.5 million for the payment of interest and penalties accrued at June 30, 2009.

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

Power Purchase and Sale Contracts

The Company entered into a contract on April 18, 2007 (as amended on August 29, 2008, March 31, 2009 and May 8, 2009) to sell up to 100 MW of firm energy and 50 MW of contingent energy to Imperial Irrigation District (“IID”), which began May 1, 2007 and continues through October 31, 2009. The contract also provides for the Company to sell up to 100 MW of firm energy and 40 MW of contingent energy beginning November 1, 2009 through April 30, 2010. To ensure that power is available to meet the IID contract demand, the Company entered into a contract effective May 1, 2007 (as amended and restated on September 3, 2008 and March 30, 2009) to purchase up to 100 MW of firm energy from Credit Suisse Energy, LLC. This contract provides for up to 100 MW of firm energy to be delivered at Palo Verde through April 30, 2010 and 50 MW of energy delivered at Four Corners in the months of July through September in 2007 and May through September for the years 2008 through 2010.

In addition to the contracts disclosed in the Company’s 2008 Form 10-K, the Company has entered into several agreements with various counterparties for forward firm purchases and sales of electricity:

Type of Contract	Quantity	Term
Purchase Off-Peak Energy	50 MW	April through October 2009
Purchase Off-Peak Energy	25 MW	November 2009 through April 2010
Purchase On-Peak Energy	Up to 40 MW	June 2009 through December 2009
Sale On-Peak Energy	Up to 40 MW	June 2009 through December 2009

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

The Company entered into an agreement to purchase capacity and energy from Shell Energy North America (“Shell”). Under the agreement, the Company provides natural gas to Pyramid Unit No. 4 where Shell has the right to convert natural gas to electric energy. The Company may schedule up to 100% of Pyramid Unit No. 4’s output, approximately 40 MW, from January 1, 2010 through December 31, 2010.

The Company entered into a 20-year contract with New Mexico SunTower, LLC (“eSolar”) on October 17, 2008. The contract is a power purchase agreement for the full capacity of a 92 MW concentrated solar plant to be built in Southern New Mexico. The plant is expected to be operational by the summer of 2011.

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

The Company analyzes the costs of its obligations arising from environmental matters on an ongoing basis and believes it has made adequate provision in its financial statements to meet such obligations. As a result of this analysis, the Company has a provision for environmental remediation obligations of approximately $0.9 million as of June 30, 2009, related to compliance with federal and state environmental standards. However, unforeseen expenses associated with environmental compliance or remediation may occur and could have a material adverse effect on the future operations and financial condition of the Company.

The Company incurred the following expenditures during the three, six and twelve months ended June 30, 2009 and 2008 to comply with federal environmental statutes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2009	2008	2009	2008	2009	2008
Clean Air Act (1)	$243	$131	$593	$255	$922	$1,258
Clean Water Act (2)	72	318	131	821	553	1,230

(1)	Includes $0.3 million related to excess emissions at the Rio Grande generating station discussed below for the six and twelve months ended June 30, 2009.
(2)	Excludes a $0.6 million adjustment reducing estimated remediation costs for a property previously owned by the Company for the three, six and twelve months ended June 30, 2009. Includes a $0.2 million reserve for remediation costs for the Gila River Boundary Site discussed below for the twelve months ended June 30, 2009. For the twelve months ended June 30, 2008 a $0.5 million adjustment was recorded reducing the estimated costs of remediation at the Rio Grande and Copper generating stations.

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

On September 30, 2008, the State of New Mexico, acting on behalf of the New Mexico Environment Department (“NMED”), filed a complaint in New Mexico district court alleging that, on approximately 650 occasions between May 2000 and September 2005, the Company’s Rio Grande Generating Station, located in Dona Ana County, New Mexico, emitted sulfur dioxide, nitrogen oxides or carbon monoxide in excess of its permitted emission rates, and failed to properly report these allegedly excess emissions. These allegations were previously made by the NMED in a previously disclosed compliance order, which the NMED withdrew on September 30, 2008. On October 27, 2008, the State of New Mexico amended its complaint to allege approximately 300 additional exceedances of permitted nitrogen dioxide and carbon monoxide emission rates and associated reporting failures between October 2005 and July 2007. The amended complaint seeks civil penalties in the amount of $15,000 per day for each alleged violation. On July 30, 2009, the Company and NMED entered into a consent decree resolving all issues in this suit. In the consent decree, the Company denied any violations of air emissions standards but agree to pay a civil penalty $0.3 million to avoid further defense costs in this matter. In addition, the Company agreed to complete a supplemental environmental project at the Rio Grande Generation Station at a cost not to exceed $0.3 million. The New Mexico district court approved the consent decree and dismissed the lawsuit on July 31, 2009.

In 2006, the Company experienced an oil discharge at the Rio Grande Generating Station. The Company remediated the site by removing the contaminated soil and installing monitoring wells to monitor for the presence of hydrocarbons in the ground water. Recently, a monitoring well showed signs of contamination at levels exceeding New Mexico ground water standards. The Company notified the NMED of its findings and submitted an abatement plan to the NMED addressing the soil and ground water impacts. Upon approval of the abatement plan by the NMED, the Company will begin a detailed assessment of the site and perform further remediation of the site as appropriate. The Company believes this matter will not have a material effect on the future operations and financial condition of the Company.

On April 4, 2007, the Company submitted its application for a New Source Review Air Quality Permit/Prevention of Significant Deterioration (“PSD”) permit to the TCEQ for Newman Unit 5. The Company received approval of its PSD application on May 22, 2008. Additional environmental permits other than the PSD were not required to begin construction of Newman Unit 5 because it is being constructed at an existing plant site, and other permits are currently in place which will encompass the operation of Newman Unit 5.

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In December 2008, the Company was notified by El Paso that a property purchased from the Company in May 2005, (Santa Fe Facility), has revealed past contamination consistent with the Company’s past practices conducted at this site. The Company cooperated with El Paso to address and undertake partial disposal of certain subsurface contaminated materials. On April 7, 2009, El Paso was notified by the TCEQ that the remediation of the site met pre-spill conditions, and no further action was required. The Company’s remediation expenses were less than the reserve previously established by the Company and the Company recorded a reduction in environmental expense of $0.6 million in the second quarter of 2009.

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

J. Employee Benefits

Retirement Plans

The net periodic benefit cost recognized for the three, six and twelve months ended June 30, 2009 and 2008 is made up of the components listed below as determined using the projected unit credit actuarial cost method (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2009	2008	2009	2008	2009	2008
Components of net periodic benefit cost:
Service cost	$1,367	$1,213	$2,767	$2,538	$5,304	$5,355
Interest cost	3,317	3,125	6,592	6,300	12,892	12,329
Expected return on plan assets	(3,845)	(3,563)	(7,720)	(7,138)	(14,815)	(13,407)
Amortization of:
Net loss	412	287	812	587	1,398	2,296
Prior service cost	33	33	58	58	115	115

Net periodic benefit cost	$1,284	$1,095	$2,509	$2,345	$4,894	$6,688

During the six months ended June 30, 2009, the Company contributed $3.9 million of its projected $6.3 million 2009 annual contribution to its retirement plans.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Postretirement Benefits

The net periodic benefit cost recognized for the three, six and twelve months ended June 30, 2009 and 2008 is made up of the components listed below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2009	2008	2009	2008	2009	2008
Components of net periodic benefit cost:
Service cost	$773	$780	$1,698	$1,580	$3,278	$3,200
Interest cost	1,596	1,525	3,246	3,100	6,345	5,740
Expected return on plan assets	(375)	(477)	(750)	(927)	(1,676)	(1,774)
Amortization of:
Prior service benefit	(710)	(710)	(1,435)	(1,435)	(2,869)	(2,869)
Net gain	—	(387)	—	(662)	(663)	(694)

Net periodic benefit cost	$1,284	$731	$2,759	$1,656	$4,415	$3,603

During the six months ended June 30, 2009, the Company contributed $2.0 million of its projected $3.4 million 2009 annual contribution to its postretirement plan.

K. Financial Instruments and Investments

SFAS No. 107, “Disclosure about Fair Value of Financial Instruments,” requires the Company to disclose estimated fair values for its financial instruments. The Company has determined that cash and temporary investments, investment in debt securities, accounts receivable, decommissioning trust funds, long-term debt and financing obligations, accounts payable and customer deposits meet the definition of financial instruments. The carrying amounts of cash and temporary investments, accounts receivable, accounts payable and customer deposits approximate fair value because of the short maturity of these items. Investments in debt securities and decommissioning trust funds are carried at fair value.

The fair values of the Company’s long-term debt and financing obligations, including the current portion thereof, are based on estimated market prices for similar issues and are presented below (in thousands):

	June 30, 2009
	Carrying Amount	Estimated Fair Value
Pollution Control Bonds	$193,135	$184,713
Senior Notes	546,539	465,038
Nuclear Fuel Financing (1)	103,493	103,493

Total	$843,167	$753,244

(1)	The interest rate on the Company’s financing for nuclear fuel purchases is reset every quarter to reflect current market rates. Consequently, the carrying value approximates fair value.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Marketable Securities. The Company’s marketable securities, included in decommissioning trust funds in the balance sheets, are reported at fair value which was $119.1 million at June 30, 2009 and $111.3 million at December 31, 2008. These securities are classified as available for sale under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” and are valued using prices and other relevant information generated by market transactions involving identical or comparable securities. The reported fair values include gross unrealized losses on marketable securities whose impairment the Company has deemed to be temporary. The tables below present the gross unrealized losses and the fair value of these securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2009 (in thousands):

	June 30, 2009
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities (1):
U.S. Government Debt Securities	$5,358	$(183)	$—	$—	$5,358	$(183)
Federal Agency Mortgage Backed Securities	2,014	(8)	48	(2)	2,062	(10)
Municipal Obligations	3,016	(17)	10,528	(308)	13,544	(325)
Corporate Obligations	132	(38)	1,473	(94)	1,605	(132)

Total debt securities	10,520	(246)	12,049	(404)	22,569	(650)

Common stock	26,699	(4,148)	1,188	(324)	27,887	(4,472)
Mutual Fund	8,375	—	—	—	8,375	—

Total equity securities	35,074	(4,148)	1,188	(324)	36,262	(4,472)

Total temporarily impaired securities	$45,594	$(4,394)	$13,237	$(728)	$58,831	$(5,122)

(1)	Includes approximately 154 securities.

The Company monitors the length of time a security trades below its cost basis along with the amount and percentage of the unrealized loss in determining if a decline in fair value below cost is considered to be other than temporary. In addition, the Company will research the future prospects of individual securities as necessary. As a result of these factors, as well as the Company’s intent and ability to hold these securities until their market price recovers, these securities are considered temporarily impaired. The Company will not have a requirement to expend monies held in trust before 2024 or a later period when the Company begins to decommission Palo Verde.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The reported fair values also include gross unrealized gains on marketable securities which have not been recognized in the Company’s net income. The table below presents the unrecognized gross unrealized gains and the fair value of these securities, aggregated by investment category at June 30, 2009 (in thousands):

	June 30, 2009
	Fair Value	Unrealized Gains
Description of Securities:
Federal Agency Mortgage Backed Securities	$13,412	$515
U.S. Government Debt Securities	2,125	101
Municipal Obligations	17,411	558
Corporate Obligations	2,735	112

Total debt securities	35,683	1,286

Common Stock	22,998	3,883

Total equity securities	22,998	3,883

Temporary investments	1,637	—

Total	$60,318	$5,169

The Company’s marketable securities include investments in municipal debt obligations and corporate debt obligations. The contractual year for maturity of these available-for-sale securities as of June 30, 2009 is as follows (in thousands):

	Total	2010	2011 through 2014	2015 through 2019	2020 and Beyond
Municipal Debt Obligations	$30,955	$3,800	$11,233	$9,635	$6,287
Corporate Debt Obligations	4,340	529	1,718	1,739	354
U.S. Government Debt Securities and Federal Agency Mortgage Backed Securities	22,957	1,185	3,072	3,112	15,588

The Company has recognized impairment losses on certain of its securities deemed to be other than temporary and, in accordance with SFAS No. 115, these impairment losses have been recognized in net income and a lower cost basis has been established for these securities. For the three, six and twelve months ended June 30, 2009, $2.6 million, $5.2 million and $11.6 million of gross impairments deemed to be other than temporary were recognized in the consolidated statement of operations. For the three, six and twelve months ended June 30, 2008, $0.6 million, $1.3 million and $1.3 million of gross impairments were deemed to be other than temporary and recognized in the consolidated statement of operations.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s marketable securities in its decommissioning trust funds are sold from time to time and the Company uses the specific identification basis to determine the amount of gain or loss. Gains or losses previously recognized in accumulated other comprehensive income are reclassified into net income. The proceeds from the sale of these securities during the three and six months ended June 30, 2009, and the related effects of realized and unrealized gains and losses on pre-tax income are as follows (in thousands):

	Three Months Ended	Six Months Ended
Proceeds from sales of available-for-sale securities	$8,396	$20,812

Gross realized gains included in pre-tax income	$87	$289
Gross realized losses included in pre-tax income	(503)	(1,871)
Net unrealized losses included in pre-tax income	(2,382)	(3,689)

Net losses in pre-tax income	$(2,798)	$(5,271)

Net unrealized holding gains included in accumulated other comprehensive income	$7,749	$2,358
Net losses reclassified out of accumulated other comprehensive income	2,798	5,271

Net gains in other comprehensive income	$10,547	$7,629

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2009, the Company had $4.0 million invested in debt securities which consisted of two $2.0 million investments in auction rate securities maturing in 2042 and 2044. The Company classifies these securities as trading securities. These auction rate securities are collateralized with student loans which are re-insured by the Department of Education as part of the Federal Family Education Loan Program (“FFELP”) and have credit ratings of “A” by Standard & Poors and “A2” by Moody’s. The principal on the securities can be realized at maturity, sold in a successful auction, or sold in the secondary market. Interest rates on the auction rate securities are reset every 28 days. At June 30, 2009 upon a failed auction, the maximum interest rates would be based upon the interest paid on the student loan portfolio, less service costs and one month LIBOR plus 2.5%. At June 30, 2009, the interest rates were 0.675% to 2.821%.

The auction process historically provided a liquid market to sell the securities to meet cash requirements. These auction rate securities had successful auctions through January 2008. However, since February 2008, auctions for these securities have not been successful, resulting in the inability to liquidate these investments. The Company’s valuation as of June 30, 2009 is based upon the average of a discounted cash flow model valuation and a market comparables method.

The discounted cash flow model valuation is based on expected cash flows using the maximum expected interest rates discounted by an expected yield reflecting illiquidity and credit risk. In order to more accurately forecast cash flows, treasury and LIBOR yields curves were created using swap rates, data provided on the U.S. Department of the Treasury website and the British Banker’s Association website. After thorough analysis, future cash flows were projected based on interest rate models over a term, which was based on an estimate of the weighted average life of the student loan portfolio within the issuing trusts. The applied discount yield was based on the applicable forward LIBOR rate and a yield spread of 600 basis points based on the securities’ (i) credit risk, (ii) illiquidity, (iii) subordinated status, (iv) interest rate limitations, and (v) FFELP guarantees.

The market comparables method is based upon sales and purchases of auction rate securities in secondary market transactions. The secondary market discounts of 39% to 41% are based on discounts indicated in secondary market transactions involving comparable Student Loan Auction Rate Securities. The average of the values provided by the discounted cash flow calculation and the market comparables method are used to arrive at the concluded value of the securities.

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair value of the Company’s decommissioning trust funds and investments in debt securities, at June 30, 2009, and the level within the three levels of the fair value hierarchy defined by SFAS No. 157 are presented in the table below (in thousands):

Description of Securities	Fair Value as of June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading Securities:
Investments in Debt Securities	$2,425	$—	$—	$2,425

Available for Sale Securities:
Decommissioning Trust Funds:
U.S. Government Debt Securities	10,147	10,147	—	—
Federal Agency Mortgage Backed Securities	12,811	—	12,811	—
Municipal Bonds	30,955	—	30,955	—
Corporate Asset Backed Obligations	4,340	—	4,340	—

Total Debt Securities	58,253	10,147	48,106	—

Common Stock	50,884	50,884	—	—
Mutual Fund	8,375	8,375	—	—

Total Equity Securities	59,259	59,259	—	—

Cash and Cash Equivalents	1,637	1,637	—	—

Total Decommissioning Trust Funds	$119,149	$71,043	$48,106	$—

The change in the fair value of the investments in debt securities resulted in a credit to income of $0.2 million for the three and six months ended June 30, 2009 and a charge to income of $0.6 million for the twelve months ended June 30, 2009. For the three, six and twelve months ended June 30, 2008, the decline in the fair value of the investments in debt securities resulted in a charge to income of $0.4 million, $1.0 million and $1.0 million, respectively. These amounts are reflected in the Company’s consolidated statement of operations as an adjustment to investment and interest income. Below is a reconciliation of the beginning and ending balances of the investments in debt securities (in thousands):

	2009	2008
Balance at January 1	$2,264	$—
Transfers into Level 3 (1)	—	4,000
Unrealized gain (loss) in fair value recognized in income	(52)	(529)

Balance at March 31	2,212	3,471
Transfers into Level 3 (1)	—	—
Unrealized gain (loss) in fair value recognized in income	213	(442)

Balance at June 30	$2,425	$3,029

(1) Amounts presented as being transferred in are based on the fair value at the beginning of the period.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

El Paso Electric Company:

We have reviewed the consolidated balance sheet of El Paso Electric Company and subsidiary as of June 30, 2009, the related consolidated statements of operations and comprehensive operations for the three-month, six-month and twelve-month periods ended June 30, 2009 and 2008, and the related consolidated statements of cash flows for the six-month periods ended June 30, 2009 and 2008. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of E1 Paso Electric Company and subsidiary as of December 31, 2008, and the related consolidated statements of operations, comprehensive operations, changes in common stock equity, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Houston, Texas

August 5, 2009

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

These forward-looking statements involve known and unknown risks that may cause our actual results in future periods to differ materially from those expressed in any forward-looking statement. Factors that would cause or contribute to such differences include, but are not limited to, such things as:

•	our rates in Texas following the five-year moratorium on rate increases which ends June 30, 2010,

•	our rates in New Mexico pending the final order by the NMPRC on the rate case filed on May 29, 2009,

•	any changes in our New Mexico fuel and purchased power adjustment clause after the 2009 continuation filing,

•	loss of margins on off-system sales due to changes in wholesale power prices or availability of competitive generation resources,

•	ability of our operating partners to maintain plant operations and manage operation and maintenance costs at the Palo Verde and Four Corners Plants,

•	reductions in output at generation plants operated by the Company,

•	unscheduled outages including outages at Palo Verde,

•	the size of our construction program and our ability to complete construction on budget and on a timely basis,

•	electric utility deregulation or re-regulation,

•	regulated and competitive markets,

•	ongoing municipal, state and federal activities,

•	economic and capital market conditions,

•	changes in accounting requirements and other accounting matters,

•	changing weather trends,

•	rates, cost recoveries and other regulatory matters including the ability to recover fuel costs on a timely basis,

•	changes in environmental regulations,

•	political, legislative, judicial and regulatory developments,

•	the impact of lawsuits filed against us,

•	the impact of changes in interest rates,

•	changes in, and the assumptions used for, pension and other post-retirement and post-employment benefit liability calculations, as well as actual and assumed investment returns on pension plan assets,

•	the impact of changing cost escalation and other assumptions on our nuclear decommissioning liability for Palo Verde,

•	Texas, New Mexico and electric industry utility service reliability standards,

•	homeland security considerations,

•	coal, uranium, natural gas, oil and wholesale electricity prices and availability, and

•	other circumstances affecting anticipated operations, sales and costs.

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

Summary

The following is an overview of our results of operations for the three, six and twelve month periods ended June 30, 2009 and 2008. Income for the three, six and twelve month periods ended June 30, 2009 and 2008 is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2009	2008	2009	2008	2009	2008
Net income (in thousands)	$15,431	$19,234	$25,040	$33,722	$68,939	$83,757
Basic earnings per share	0.34	0.43	0.56	0.75	1.54	1.85

The following table and accompanying explanations show the primary factors affecting the after-tax change in income between the 2009 and 2008 periods presented (in thousands):

	Three Months Ended	Six Months Ended	Twelve Months Ended
June 30, 2008 net income	$19,234	$33,722	$83,757
Change in (net of tax):
Decreased operations and maintenance at coal and gas-fired generating plants (a)	841	1,593	943
Increased AFUDC and capitalized interest (b)	907	1,549	2,642
Increased (decreased) retail non-fuel base revenues (c)	458	(658)	(5,551)
Decreased (increased) Palo Verde operations and maintenance expense (d)	455	710	(1,558)
Deregulated Palo Verde Unit 3 revenues (e)	(3,253)	(2,409)	4,246
Impairments and losses on equity securities in nuclear decommissioning trusts	(1,853)	(3,677)	(6,643)
Increased interest on long-term debt (f)	(1,020)	(3,426)	(8,537)
Decreased off-system sales margins retained (g)	(495)	(4,414)	(1,223)
Other	157	2,050	863

June 30, 2009 net income	$15,431	$25,040	$68,939

(a)	Operation and maintenance costs decreased at our fossil-fueled generating plants as more planned major maintenance was performed in 2008 periods (Newman Unit 3 and Four Corners Unit 5 generating units) than was performed in 2009 periods (Newman Unit 4 and Rio Grande Unit 8 generating units). In 2007 no major maintenance was performed at our fossil-fueled generating units.
(b)	AFUDC (allowance for funds used during construction) and capitalized interest increased for all periods in 2009 due to increased construction work in progress subject to AFUDC partially offset by lower capitalized interest on nuclear fuel due to lower interest rates.
(c)	Non-fuel retail base revenues increased for the three month period ending June 30, 2009 compared to the same period last year primarily due to a 4.4% increase in kWh sales to residential customers partially offset by a decline in sales to commercial and industrial customers. Non-fuel retail base revenues decreased for the six and twelve month periods ending June 30, 2009 compared to the same periods last year primarily due to a 17.4% and a 16.2% decrease in kWh sales to large commercial and industrial customers, respectively. Non-fuel retail base revenues exclude fuel recovered through New Mexico base rates.
(d)	Palo Verde non-fuel operations and maintenance expenses decreased for the three and six months ended June 30, 2009 compared to the same periods last year due to lower maintenance costs during the Spring 2009 refueling outage for Unit 3 compared to the Spring 2008 refueling outage for Unit 2. Palo Verde non-fuel operations and maintenance expenses increased for the twelve months ended June 30, 2009 compared to the twelve months ended June 30, 2008 due to increased operating costs at all three units partially offset by lower maintenance costs associated with the refueling outage in the Spring of 2009.

(e)	Revenues from retail sales of deregulated Palo Verde Unit 3 power decreased for the three and six month periods ended June 30, 2009 compared to the same periods last year as the unit did not operate for most of April and May 2009 due to a refueling outage and a lower proxy market price in June 2009. Increased revenues from sales of deregulated Palo Verde Unit 3 power for the twelve months ended June 30, 2009 reflects increased Unit 3 power sold to retail customers.
(f)	Interest expense on long-term debt increased for all periods in 2009 due to the issuance of $150 million of 7.5% Senior Notes in June 2008 and to a smaller extent higher interest rates on auction rate pollution control bonds. The auction rate pollution control bonds were refunded and reissued at a fixed interest rate of 7.25% on March 26, 2009.
(g)	Off-system sales margins retained decreased as a result of reduced margins per MWh due to lower market prices for all periods. These decreases were partially offset by increases in MWh sales.

Historical Results of Operations

The following discussion includes descriptions of factors affecting individual line items in the results of operations. The amounts presented below are presented on a pre-tax basis.

Operating revenues

We realize revenue from the sale of electricity to retail customers at regulated rates and the sale of energy in the wholesale power market generally at market based prices. Sales for resale (which are wholesale sales within our service territory) accounted for less than 1% of revenues. Off-system sales are wholesale sales into markets outside our service territory. Off-system sales are primarily made in off-peak periods when we have competitive generation capacity available after meeting our regulated service obligations. Under the terms of our rate agreements in Texas and New Mexico, we share 25% of our off-system sales margins with our customers in Texas and New Mexico. We are also sharing 25% of our off-system sales margins with our sales for resale customer under the terms of a contract which was effective April 1, 2008. In July 2010, off-system sales margins shared with customers increases to 90%.

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

Retail non-fuel base revenue percentages by customer class are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2009	2008	2009	2008	2009	2008
Residential	39%	37%	39%	39%	40%	39%
Commercial and industrial, small	37	38	37	37	37	37
Commercial and industrial, large	7	8	7	8	7	8
Sales to public authorities	17	17	17	16	16	16

Total retail non-fuel base revenues	100%	100%	100%	100%	100%	100%

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

	Three Months Ended June 30,		10-Year	Six Months Ended June 30,		10-Year	Twelve Months Ended June 30,		10-Year
	2009	2008	Average	2009	2008	Average	2009	2008	Average*
Heating degree days	82	83	66	1,112	1,274	1,265	2,026	2,185	2,295
Cooling degree days	1,013	1,008	995	1,050	1,032	1,012	2,290	2,687	2,502

*	Calendar year basis.

Customer growth is a primary driver of the growth of retail sales. The average number of retail customers grew 1.6% for the three and six month periods in 2009 and 1.7% for the twelve months ended June 30, 2009 when compared to the same period last year. See the tables presented on pages 41, 42 and 43 which provide detail on the average number of retail customers and the related revenues and kWh sales.

Retail non-fuel base revenues. Retail non-fuel base revenues increased by $0.7 million or 0.6% for the three months ended June 30, 2009 when compared to the same period last year primarily reflecting a 4.4% increase in kWh sales to residential customers. Kilowatt-hour sales to residential customers in the second quarter of 2009 reflect a 1.7% increase in the average number of customers served compared to the second quarter of 2008. Non-fuel base revenues from residential customers increased $2.2 million, or 4.8%. This increase in revenues was partially offset by recession-related declines in revenues from small commercial and industrial customers of $0.7 million or 1.5% and large commercial and industrial customers of $0.9 million or 9.5%. Kilowatt-hour sales to small commercial and industrial customers and large commercial and industrial customers in the second quarter of 2009 decreased approximately 2% and 17%, respectively, compared to the same quarter in 2008, reflecting the impact of the recession on our service territory economy. Non-fuel base revenues from public authorities increased $0.1 million or 0.6%.

For the six months ended June 30, 2009, retail non-fuel base revenues decreased by $1.0 million, or 0.5% primarily reflecting a recession-related decline in sales to large commercial and industrial customers and to a lesser extent, small commercial and industrial customers. Kilowatt-hour sales to large commercial and industrial customers decreased 17.4% in the six months ended June 30, 2009 compared to the same period in 2008 and kWh sales to small commercial and industrial customers decreased 1.5%. Non-fuel base revenues from large commercial and industrial customers decreased $1.8 million, or 9.7%, while non-fuel base revenues from small commercial and industrial customers decreased $0.6 million, or 0.7%. These decreases were partially offset by an increase in revenues of $1.3 million, or 1.5%, to residential customers. The increase in revenues from residential customers reflected a 1.7% increase in the average number of customers served in the six months ended June 30, 2009 compared to the same period in 2008.

Retail non-fuel base revenues for the twelve months ended June 30, 2009 decreased by $8.8 million, or 1.8%, compared to the same period in 2008. Non-fuel base revenues from large commercial and industrial customers decreased $3.5 million or 9.3% due to a 16.2% decrease in kWh sales, reflecting the impact of the recession in our service territory. Residential non-fuel base revenues decreased $2.1 million, or 1.1% reflecting the warmer than normal winter weather in the first quarter of 2009 and the cooler than normal summer weather in the third quarter of 2008 offset in part by a 1.7% increase in the average number of customers served. During the twelve months ended June 30, 2009, cooling degree days were 14.8% lower and heating degree days were 7.2% lower than in the twelve months ended June 30, 2008. As a result, retail kWh sales from residential customers and small commercial and industrial customers were negatively impacted. Non-fuel base rate revenues for public authority customers decreased $2.1 million, or 2.7% due to lower rates to a large customer in the 2009 period when compared to the 2008 period, offset in part by a 1.5% increase in the average number of customers served.

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

Natural gas prices have decreased significantly since August 2008 resulting in decreases in fuel costs including purchased power costs. In Texas our current fixed fuel factor, implemented in October 2008, is resulting in the over-recovery of fuel costs. As a result, we over-collected fuel costs for all three jurisdictions by $13.3 million, $36.6 million, and $36.6 million in the three, six, and twelve month periods ending June 30, 2009 compared to under-recoveries of fuel costs during the same periods last year of $40.7 million, $42.8 million, and $50.2 million. In 2008, we implemented two fuel surcharges in Texas to collect under-recovered fuel costs. We have seen a significant decline in our deferred fuel under-recovery balances due to the fuel cost over-recoveries since October 2008 and as a result of the two fuel surcharges we implemented in 2008. In April 2009, we received approval from the PUCT to terminate the remaining fuel surcharge in Texas effective in May 2009. Fuel over-recoveries in the first six months of 2009 offset the remaining balance of the fuel surcharge. In addition, on July 30, 2009, we received approval from the PUCT to reduce our fixed fuel factor in Texas effective in August 2009. At June 30, 2009, we had a fuel over-recovery balance of $4.8 million, including a $5.8 million over-recovery in Texas, a $1.2 million under-recovery in New Mexico, and a $0.2 million over-recovery from our FERC customer.

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

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2009	2008	2009	2008	2009	2008
MWh sales	634,078	564,119	1,692,481	1,676,805	3,522,446	2,704,093
Sales revenues	$22,464	$50,082	$61,081	$123,599	$169,982	$183,252
Fuel cost	$21,321	$47,890	$53,216	$106,423	$149,813	$160,536
Total margin	$1,143	$2,192	$7,865	$17,175	$20,169	$22,716
Retained margin	$857	$1,644	$5,900	$12,907	$15,130	$17,072

Off-system sales revenues decreased in the three, six, and twelve month periods ended June 30, 2009 when compared to the same periods last year as a result of lower average market prices for power. Customers are credited 25% of the off-system sales margins through fuel recovery mechanisms pursuant to rate agreements in each jurisdiction. Prior to April 1, 2008, we retained 100% of off-system sales margins allocated to our sales for resale customer.

Comparisons of kWh sales and operating revenues are shown below (in thousands):

			Increase (Decrease)
Quarter Ended June 30:	2009	2008	Amount	Percent
kWh sales:
Retail:
Residential	569,004	544,942	24,062	4.4%
Commercial and industrial, small	585,678	597,315	(11,637)	(1.9)
Commercial and industrial, large	255,178	305,688	(50,510)	(16.5)
Sales to public authorities	392,328	389,213	3,115	0.8

Total retail sales	1,802,188	1,837,158	(34,970)	(1.9)

Wholesale:
Sales for resale	18,564	15,874	2,690	16.9
Off-system sales	634,078	564,119	69,959	12.4

Total wholesale sales	652,642	579,993	72,649	12.5

Total kWh sales	2,454,830	2,417,151	37,679	1.6

Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$48,073	$45,862	$2,211	4.8%
Commercial and industrial, small	45,888	46,569	(681)	(1.5)
Commercial and industrial, large	8,762	9,678	(916)	(9.5)
Sales to public authorities	20,741	20,627	114	0.6

Total retail non-fuel base revenues	123,464	122,736	728	0.6

Wholesale:
Sales for resale	575	501	74	14.8

Total non-fuel base revenues	124,039	123,237	802	0.7

Fuel revenues:
Recovered from customers during the period	47,447	47,015	432	0.9	(1)
Under (over) collection of fuel	(13,285)	40,737	(54,022)	–
New Mexico fuel in base rates	16,444	16,631	(187)	(1.1)

Total fuel revenues	50,606	104,383	(53,777)	(51.5)
Off-system sales	22,464	50,082	(27,618)	(55.1)
Other	6,540	6,703	(163)	(2.4	)(2)

Total operating revenues	$203,649	$284,405	$(80,756)	(28.4)

Average number of retail customers:
Residential	325,302	319,766	5,536	1.7%
Commercial and industrial, small	35,892	35,843	49	0.1
Commercial and industrial, large	49	53	(4)	(7.5)
Sales to public authorities	4,929	4,864	65	1.3

Total	366,172	360,526	5,646	1.6

(1)	Excludes $4.0 million and $4.9 million, respectively, of prior periods deferred fuel revenues recovered through Texas fuel surcharges.
(2)	Represents revenues with no related kWh sales.

			Increase (Decrease)
Six Months Ended June 30:	2009	2008	Amount	Percent
kWh sales:
Retail:
Residential	1,058,633	1,050,390	8,243	0.8%
Commercial and industrial, small	1,058,965	1,075,574	(16,609)	(1.5)
Commercial and industrial, large	478,175	579,094	(100,919)	(17.4)
Sales to public authorities	707,377	703,687	3,690	0.5

Total retail sales	3,303,150	3,408,745	(105,595)	(3.1)

Wholesale:
Sales for resale	28,958	25,753	3,205	12.4%
Off-system sales	1,692,481	1,676,805	15,676	0.9

Total wholesale sales	1,721,439	1,702,558	18,881	1.1

Total kWh sales	5,024,589	5,111,303	(86,714)	(1.7)

Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$88,264	$86,972	$1,292	1.5%
Commercial and industrial, small	83,552	84,173	(621)	(0.7)
Commercial and industrial, large	16,568	18,347	(1,779)	(9.7)
Sales to public authorities	37,118	37,055	63	0.2

Total retail non-fuel base revenues	225,502	226,547	(1,045)	(0.5)

Wholesale:
Sales for resale	882	895	(13)	(1.5)

Total non-fuel base revenues	226,384	227,442	(1,058)	(0.5)

Fuel revenues:
Recovered from customers during the period	97,908	85,629	12,279	14.3 (1)
Under (over) collection of fuel	(36,641)	42,772	(79,413)	—
New Mexico fuel in base rates	31,804	32,725	(921)	(2.8)

Total fuel revenues	93,071	161,126	(68,055)	(42.2)
Off-system sales	61,081	123,599	(62,518)	(50.6)
Other	13,549	12,478	1,071	8.6 (2)

Total operating revenues	$394,085	$524,645	$(130,560)	(24.9)

Average number of retail customers:
Residential	324,542	319,062	5,480	1.7%
Commercial and industrial, small	35,839	35,616	223	0.6
Commercial and industrial, large	49	53	(4)	(7.5)
Sales to public authorities	4,934	4,864	70	1.4

Total	365,364	359,595	5,769	1.6

(1)	Excludes $16.3 million and $4.9 million, respectively, of prior periods deferred fuel revenues recovered through Texas fuel surcharges.
(2)	Represents revenues with no related kWh sales.

			Increase (Decrease)
Twelve Months Ended June 30:	2009	2008	Amount	Percent
kWh sales:
Retail:
Residential	2,236,081	2,274,320	(38,239)	(1.7)%
Commercial and industrial, small	2,238,976	2,270,646	(31,670)	(1.4)
Commercial and industrial, large	1,001,358	1,195,066	(193,708)	(16.2)
Sales to public authorities	1,452,344	1,440,982	11,362	0.8

Total retail sales	6,928,759	7,181,014	(252,255)	(3.5)

Wholesale:
Sales for resale	53,353	49,942	3,411	6.8
Off-system sales	3,522,446	2,704,093	818,353	30.3

Total wholesale sales	3,575,799	2,754,035	821,764	29.8

Total kWh sales	10,504,558	9,935,049	569,509	5.7

Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$186,092	$188,160	$(2,068)	(1.1)%
Commercial and industrial, small	173,972	175,123	(1,151)	(0.7)
Commercial and industrial, large	34,539	38,077	(3,538)	(9.3)
Sales to public authorities	74,490	76,543	(2,053)	(2.7)

Total retail non-fuel base revenues	469,093	477,903	(8,810)	(1.8)

Wholesale:
Sales for resale	1,633	1,854	(221)	(11.9)

Total non-fuel base revenues	470,726	479,757	(9,031)	(1.9)

Fuel revenues:
Recovered from customers during the period	210,571	187,939	22,632	12.0 (1)
Under (over) collection of fuel	(36,661)	50,218	(86,879)	—
New Mexico fuel in base rates	67,710	69,837	(2,127)	(3.0)

Total fuel revenues	241,620	307,994	(66,374)	(21.6)

Off-system sales	169,982	183,252	(13,270)	(7.2)
Other	26,042	23,361	2,681	11.5 (2)

Total operating revenues	$908,370	$994,364	$(85,994)	(8.6)

Average number of retail customers:
Residential	323,062	317,641	5,421	1.7%
Commercial and industrial, small	35,878	35,270	608	1.7
Commercial and industrial, large	49	54	(5)	(9.3)
Sales to public authorities	4,927	4,853	74	1.5

Total	363,916	357,818	6,098	1.7

(1)	Excludes $37.4 million and $12.8 million of deferred fuel revenues recovered through Texas fuel surcharges, respectively.
(2)	Represents revenues with no related kWh sales.

Energy expenses

Our sources of energy include electricity generated from our nuclear, natural gas and coal generating plants and purchased power. Palo Verde represents approximately 42% of our available net generating capacity and approximately 59%, 64% and 60% of our Company generated energy for the three, six and twelve months ended June 30, 2009, respectively. Recent decreases in the price of natural gas which also influences the price of purchased power have had a significant impact on our cost of energy in each of the three, six, and twelve month periods ended June 30, 2009.

Our energy expenses decreased $75.8 million or 51% for the three months ended June 30, 2009 when compared to 2008 primarily due to (i) decreased natural gas costs of $43.9 million due to a 46% decrease in the average price of natural gas and a 19% decrease in MWhs generated with natural gas, and (ii) decreased costs of purchased power of $32.9 million due to a 54% decrease in market prices for power. Increased MWhs generated from our less expensive coal and nuclear plants allowed us to reduce MWhs generated from our more expensive gas-fired plants. The table below details the sources and costs of energy for the three months ended June 30, 2009 and 2008.

	Three Months Ended June 30,
	2009			2008
Fuel Type	Cost	MWh	Cost per MWh	Cost	MWh	Cost per MWh
	(in thousands)			(in thousands)
Natural gas	$34,275	582,427	$58.85	$78,210	717,202	$109.05
Coal	2,853	186,566	15.29	3,104	132,529	23.42
Nuclear	6,755	1,093,069	6.18	5,490	1,003,759	5.47

Total	43,883	1,862,062	23.57	86,804	1,853,490	46.83
Purchased power	28,295	729,839	38.77	61,218	722,243	84.76

Total energy	$72,178	2,591,901	27.85	$148,022	2,575,733	57.47

Our energy expenses decreased $120.4 million or 46% for the six months ended June 30, 2009 when compared to 2008 primarily due to (i) decreased natural gas costs of $64.3 million due to a 36% decrease in the average price of natural gas and a 21% decrease in MWhs generated with natural gas, and (ii) decreased costs of purchased power of $58.9 million due to a 46% decrease in market prices for power and an 8% decrease in the MWhs purchased. Increased MWhs generated from our less expensive coal and nuclear plants allowed us to reduce MWhs generated from our more expensive gas-fired plants. The table below details the sources and costs of energy for the six months ended June 30, 2009 and 2008.

	Six Months Ended June 30,
	2009			2008
Fuel Type	Cost	MWh	Cost per MWh	Cost	MWh	Cost per MWh
	(in thousands)			(in thousands)
Natural gas	$64,991	1,013,951	$64.10	$129,322	1,290,278	$100.23
Coal	6,879	385,956	17.82	6,006	284,512	21.11
Nuclear	14,306	2,446,153	5.85	12,407	2,265,287	5.48

Total	86,176	3,846,060	22.41	147,735	3,840,077	38.47
Purchased power	57,693	1,442,013	40.01	116,576	1,570,626	74.22

Total energy	$143,869	5,288,073	27.21	$264,311	5,410,703	48.85

Our energy expenses decreased $88.5 million or 19% for the twelve months ended June 30, 2009 when compared to 2008 primarily due to (i) decreased natural gas costs of $65.5 million due to an 11% decrease in the average price of natural gas and a 17% decrease in MWhs generated with natural gas, and (ii) decreased costs of purchased power of $29.8 million due to a 26% decrease in market prices for power partially offset by a 12% increase in the MWhs purchased. Increased MWhs generated from our less expensive coal and nuclear plants allowed us to reduce MWhs generated from our more expensive gas-fired plants. The table below details the sources and costs of energy for the twelve months ended June 30, 2009 and 2008.

	Twelve Months Ended June 30,
	2009			2008
Fuel Type	Cost	MWh	Cost per MWh	Cost		MWh	Cost per MWh
	(in thousands)			(in thousands)
Natural gas	$186,036	2,403,357	$77.41	$251,503	(a)	2,897,933	$86.79
Coal	14,393	822,395	17.50	11,912		697,835	17.07
Nuclear	27,828	4,803,706	5.79	23,574		4,245,132	5.55

Total	228,257	8,029,458	28.43	286,989		7,840,900	36.60
Purchased power	151,600	3,023,783	50.14	181,411		2,691,533	67.40

Total energy	$379,857	11,053,241	34.37	$468,400		10,532,433	44.47

(a)	Excludes a refund of $2.7 million of gas transmission reservation costs recorded in the fourth quarter of 2007.

Other operations expense

Other operations expense increased $0.7 million, or 1.5%, for the three months ended June 30, 2009 compared to the same period last year primarily due to increased Palo Verde operations expense of $0.6 million.

Other operations expense increased $3.2 million, or 3.3%, for the six months ended June 30, 2009 compared to the same period last year primarily due to (i) increased Palo Verde operations expense of $1.9 million, (ii) increased operations expense at our fossil-fueled generating plants of $0.7 million and (iii) increased transmission operations expense of $0.7 million.

Other operations expense increased $4.1 million, or 2.1%, for the twelve months ended June 30, 2009 compared to the same period last year primarily due to (i) increased Palo Verde operations expense of $5.5 million, (ii) increased operations expense at our fossil-fueled generating plants of $1.4 million and (iii) increased distribution operations expense of $1.1 million. These increases were partially offset by (i) decreased administrative and general expenses of $3.0 million primarily due to lower pension and other post-retirement benefits expenses reflecting an increase in the discount rate for the associated liabilities in 2008 and executive severance costs; and (ii) decreased customer accounts operations expense of $0.8 million primarily due to decreased payroll costs.

Maintenance expense

Maintenance expense decreased $4.2 million, or 20.3%, for the three months ended June 30, 2009 compared to the same period last year primarily due to (i) decreased Palo Verde maintenance expense of $1.4 million due to decreased maintenance expenses associated with the Spring refueling outages in 2009 compared to the Spring refueling in 2008, (ii) decreased maintenance expense at our fossil-fueled generating plants of $1.3 million as a result of the timing of planned maintenance, and (iii) decreased distribution maintenance expense of $0.5 million.

Maintenance expense decreased $8.3 million, or 21.8%, for the six months ended June 30, 2009 compared to the same period last year primarily due to (i) decreased maintenance expense at our fossil-fueled generating plants of $3.2 million as a result of the timing of planned maintenance, (ii) decreased Palo Verde maintenance expense of $3.0 million due to decreased maintenance expenses associated with the Spring refueling outage in 2009 compared to the Spring refueling outage in 2008, (iii) decreased administrative and general maintenance expense of $1.0 million primarily due to the reversal of a reserve for environmental remediation costs and (iv) decreased distribution maintenance expense of $1.0 million.

Maintenance expense decreased $7.6 million, or 11.4%, for the twelve months ended June 30, 2009 compared to the same period last year primarily due to (i) decreased Palo Verde maintenance expense of $3.1 million due to decreased maintenance expenses associated with the Spring refueling outages in 2009 compared to 2008, (ii) decreased maintenance expense at our fossil-fueled generating plants of $2.9 million as a result of the timing of planned maintenance and (iii) decreased distribution maintenance expense of $1.7 million.

Depreciation and amortization expense

Depreciation and amortization expense remained relatively unchanged for the three months ended June 30, 2009 compared to the same period last year. Depreciation and amortization expense decreased $1.0 million, or 2.7%, for the six months ended June 30, 2009 compared to the same period last year primarily due to completing the amortization of certain fair value adjustments in December 2008. Depreciation and amortization expense increased $1.9 million, or 2.6%, for the twelve months ended June 30, 2009 compared to the same period last year due to increases in depreciable plant balances partially offset by the completion of the amortization of certain fair value adjustments in December 2008.

Taxes other than income taxes

Taxes other than income taxes remained relatively unchanged for the three months ended June 30, 2009 compared to the same period last year. Taxes other than income taxes increased $0.9 million, or 3.9%, for the six months ended June 30, 2009 compared to the same period last year primarily due to higher revenue-related taxes in Texas resulting from a higher fixed fuel factor and the collection of fuel surcharges. Taxes other than income taxes increased $1.5 million, or 3.1%, for the twelve months ended June 30, 2009 compared to the same period last year primarily due to higher revenue related taxes in Texas.

Other income (deductions)

Other income (deductions) decreased $1.9 million for the three months ended June 30, 2009 compared to the same period last year due to a $2.3 million decrease in income from our decommissioning trust funds as a result of losses and impairments in equity investments when compared to the same period last year. These decreases were partially offset by increased allowance for equity funds used during construction (“AEFUDC”) of $0.8 million due to higher balances of construction work in progress in 2009.

Other income (deductions) decreased $1.5 million for the six months ended June 30, 2009 compared to the same period last year due to a $4.6 million decrease in income from our decommissioning trust funds as a result of losses and impairments in equity investments when compared to the same period last year. These decreases were partially offset by (i) increased AEFUDC of $1.6 million due to higher balances of construction work in progress in 2009, and (ii) the decrease in fair value of our investments in auction rate securities of $1.0 million in 2008 with no comparable activity in 2009.

Other income (deductions) decreased $2.6 million for the twelve months ended June 30, 2009 compared to the same period last year due to an $8.2 million decrease in income from our decommissioning trust funds as a result of losses and impairments in equity investments when compared to the same period last year. These decreases were partially offset by (i) increased AEFUDC of $2.7 million due to higher balances of construction work in progress in 2009, (ii) a $2.1 million increase in interest income included in the surcharge recovery of under-collection of deferred fuel, and (iii) an increase in miscellaneous non-operating income of $1.5 million primarily related to an increase in the cash surrender value of key-man life insurance policies from a 10-year interest rate adjustment and the settlement of a death benefit in the last quarter of 2008.

Interest charges (credits)

Interest charges (credits) increased $1.1 million, or 12.4%, for the three months ended June 30, 2009 compared to the same period last year primarily due to (i) a $1.9 million increase in interest related to the issuance of our 7.5% Senior Notes in June 2008, (ii) a $0.3 million increase in interest on our auction rate pollution control bonds. The increase in interest charges (credits) was partially offset by a $0.8 million increase in allowance for funds used during construction (“AFUDC”) as a result of increased construction work in progress subject to AFUDC.

Interest charges (credits) increased $5.1 million, or 29.6%, for the six months ended June 30, 2009 compared to the same period last year primarily due to (i) a $4.8 million increase in interest related to the issuance of our 7.5% Senior Notes in June 2008 and (ii) a $2.0 million increase in interest on our auction rate pollution control bonds. The interest rates bid in the weekly auctions of our pollution control bonds increased substantially in 2008. These auction rate pollution control bonds were refunded and reissued at a fixed interest rate of 7.25% on March 26, 2009. The increase in interest charges (credits) was partially offset by a $1.6 million increase in AFUDC as a result of increased construction work in progress subject to AFUDC.

Interest charges (credits) for the twelve month period ended June 30, 2009 increased $13.5 million, or 40.9%, compared to the same period last year primarily due to (i) a $10.4 million increase in interest related to the issuance of our 7.5% Senior Notes in June 2008; and (ii) a $5.1 million increase in interest related to our auction rate pollution control bonds discussed above. The increase in interest charges (credits) was partially offset by a $2.0 million increase in AFUDC as a result of increased construction work in progress subject to AFUDC.

Income tax expense

Income tax expense decreased by $0.8 million, or 8.3%, in the second quarter of 2009 compared to the second quarter of 2008 primarily as a result of decreased pre-tax income and a lower tax rate on decommissioning trust losses in 2009. Income tax expense decreased by $2.9 million, or 17.5%, in the six months ended June 30, 2009 compared to the six months ended June 30, 2008 due to decreased pre-tax income offset by a lower tax rate on decommissioning trust losses in 2009. Income tax expense decreased $1.5 million, or 4.0%, in the twelve months ended June 30, 2009 compared to the same period last year as a result of decreased pre-tax income and a lower tax rate on decommissioning trust losses in the 2009 period. In addition, income taxes for the twelve-months ended June 30, 2008 were reduced for adjustments to income tax accruals related to prior years including an adjustment to deferred income taxes associated with the accrual of other post-retirement benefits.

New Accounting Standards

Effective January 1, 2009, we adopted the FASB Staff Position EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” (“FSP EITF 03-6-1”) which requires a public entity to include share-based compensation awards that qualify as participating securities in both basic and diluted earnings per share. A share-based compensation award is considered a participating security if it receives non-forfeitable dividends or may participate in undistributed earnings with common stock. We award unvested restricted stock which qualifies as participating securities, and have reflected the effects of FSP EITF 03-6-1 to our basic and diluted earnings per share for all periods presented. See Note E of Notes to Consolidated Financial Statements.

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements.” The statement defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. On April 9, 2009, the FASB issued FASB Staff Position 157-4 (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009 and shall be applied prospectively. FSP 157-4 did not have a significant impact on our consolidated financial statements. See Note K of Notes to Consolidated Financial Statements.

Effective April 1, 2009, we adopted the FASB Staff Position 107-1 and Accounting Principles Board Opinion 28-1 (“FSP 107-1 and APB 28-1”). FSP 107-1 and APB 28-1 amend SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” and APB Opinion No. 28, “Interim Financial Reporting.” FSP 107-1 and APB 28-1 require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 and APB 28-1 did not impact amounts reported in our consolidated financial statements but resulted in additional footnote disclosure. See Note K of Notes to Consolidated Financial Statements.

Effective April 1, 2009, we adopted the FASB Staff Position 115-2 and 124-2 (“FSP 115-2 and FSP 124-2”). FSP 115-2 and FSP 124-2 amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP 115-2 and FSP 124-2 did not have a significant impact on amounts reported in our consolidated financial statements. See Note K of Notes to Consolidated Financial Statements.

Effective April 1, 2009, we adopted the SFAS No. 165, “Subsequent Events.” SFAS No. 165 establishes general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued. We have evaluated subsequent events for recording and disclosure through August 6, 2009.

In December 2008, the FASB issued FASB Staff Position 132(R)-1 (“FSP 132(R)-1”), which amends FASB No. 132(R), “Employers’ Disclosures about Pension and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement benefit plan. FSP 132(R)-1 requires additional disclosure on investment policies and strategies, categories and fair value measurements of plan assets, and significant concentrations of risk. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. FSP 132(R)-1 requires additional disclosure on pensions and other postretirement benefits but does not impact our consolidated financial results.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.” SFAS No. 168 states that the FASB Accounting Standard Codification™ (the “Codification”) will become the source of authoritative U.S. Generally Accepted Accounting Principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”). SFAS No. 168 applies to financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS No. 168 should not have a significant impact on our consolidated financial statements although references to GAAP will change to Codification references.

Liquidity and Capital Resources

We continue to maintain a strong capital structure which allows us the ability to access financing from the capital markets at a reasonable cost. At June 30, 2009, our capital structure, including common stock, long-term debt, the current portion of long-term debt and financing obligations, consisted of 46.3% common stock equity and 53.7% debt. In June 2008, we issued $150 million of 7.5% Senior Notes to meet current and future cash requirements. The net proceeds from the 7.5% Senior Notes were used to pay down working capital borrowings under our credit facility and the remaining proceeds are expected to fund our construction program through most of 2009. We believe that we will have adequate liquidity through our current cash balances, cash from operations, and our credit facility to meet all of our anticipated cash requirements through 2009. At June 30, 2009, we had a balance of $83.7 million in cash and cash equivalents. Substantially all of our cash and cash equivalents are currently held in federally insured accounts.

Our principal liquidity requirements in the near-term are expected to consist of capital expenditures to expand and support electric service obligations, expenditures for nuclear fuel inventory, interest payments on our indebtedness and operating expenses including fuel costs, non-fuel operation and maintenance costs and taxes. In addition, we may repurchase common stock in the future.

Capital requirements and resources have been impacted by the timing of the recovery of fuel costs through fuel recovery mechanisms in Texas and New Mexico and our sales for resale customer. We recover actual fuel costs from customers through fuel adjustment mechanisms in Texas, New Mexico, and from our sales for resale customer. We record deferred fuel revenues for the under-recovery or over-recovery of fuel costs until they can be recovered from or refunded to customers. In Texas, fuel costs are recovered through a fixed fuel factor which may be adjusted three times a year. In the six months ending June 30, 2009 we over recovered our current fuel costs by $36.6 million due to a decline in natural gas prices since the current Texas fixed fuel factor was implemented in October 2008. We also collected $16.3 million of deferred fuel revenues, including interest, in the first six months of 2009 through two fuel surcharges implemented in 2008. At June 30, 2009, we had a fuel over-recovery balance of $4.8 million including a $5.8 million over-recovery in Texas, $1.2 million under-recovery in New Mexico, and $0.2 million over-recovery from our FERC customer.

At current gas prices, we expect to continue to over-recover fuel costs in Texas until the fixed fuel factor is revised. Our first fuel surcharge was completed in April 2009, and the PUCT issued an order on April 23, 2009, terminating our second fuel surcharge effective in May 2009. Fuel over-recoveries have resulted in the recovery of the remaining balance of the second fuel surcharge. In addition, on July 30, 2009, we received approval from the PUCT to reduce our fixed fuel factor in August 2009. If fuel over-recoveries in Texas become material ($7.4 million) we will file to refund such over-recoveries.

Capital Requirements. During the six months ended June 30, 2009, our cash requirements primarily consisted of capital expenditures and operations and maintenance costs. Projected utility construction expenditures will consist primarily of expanding and updating our transmission and distribution systems, adding new generation, and making capital improvements and replacements at Palo Verde and other generating facilities. We are constructing Newman Unit 5, a 288 MW gas-fired combined cycle combustion turbine generating unit, which will be completed in two phases at an estimated cost of approximately $245 million. The first phase of Newman Unit 5 was completed in May 2009 and the second phase is currently expected to be completed before the summer of 2011. As of

June 30, 2009, we had expended $118.6 million on Newman Unit 5. See Part I, Item 1, “Business –Construction Program” in our 2008 Form 10-K. Capital expenditures were $99.8 million in the six months ended June 30, 2009 compared to $94.7 million in the six months ended June 30, 2008.

Our capital requirements for nuclear fuel are financed through a trust that borrows under our $200 million credit facility to acquire and process the nuclear fuel. Borrowings under the credit facility for nuclear fuel were $103.5 million as of June 30, 2009 and $95.1 million as of June 30, 2008. Up to $120 million of the credit facility may be used to finance nuclear fuel. Amounts not drawn for nuclear fuel are available for general corporate purposes. No borrowings were outstanding at June 30, 2009 for general corporate purposes.

The Company does not pay dividends on common stock. Since 1999, we have repurchased approximately 19.8 million shares of common stock at an aggregate cost of $279.3 million, including commissions. No shares were repurchased during the first six months of 2009. As of June 30, 2009, 1,521,366 shares remain available for repurchase under the currently authorized program. We may make purchases of our stock in the future pursuant to our stock repurchase plan at open market prices and may engage in private transactions, where appropriate. The repurchased shares will be available for issuance under employee benefit and stock incentive plans, or may be retired.

Our cash requirements for federal and state income taxes are impacted by changes in net income as well as when revenues are reflected in taxable income and expenses are deducted from taxable income. Since deferred fuel revenues are not taxable until collected from customers, the collection of fuel under-recoveries have increased income taxes payable in 2009.

We continually evaluate our funding requirements related to our retirement plans, other postretirement benefit plans, and decommissioning trust funds. We contributed $3.9 million of the projected $6.3 million 2009 annual contribution to our retirement plans during the six months ended June 30, 2009. In the six months ended June 30, 2009, we contributed $2.0 million of the projected $3.4 million 2009 annual contribution to our other postretirement benefit plan, and $3.9 million of the projected $7.9 million 2009 annual contribution to our decommissioning trust funds. We are in compliance with the funding requirements of the federal government for our benefit plans and decommissioning trust. We will continue to review our funding for these plans in order to meet our future obligations.

Capital Resources. Cash flow from operations funded our capital requirements during the first six months of 2009. Cash generated from operations increased $62.5 million in the six months ended June 30, 2009 compared to the same period in 2008 primarily due to the collection of deferred fuel revenues in 2009 net of related tax impacts. We expect that a significant portion of our construction expenditures will continue to be financed with internal sources of funds.

We issued $150 million of 7.5% Senior Notes in June 2008 to meet our current and future cash requirements. The net proceeds of $148.7 million from the 7.5% Senior Notes were used to repay $44.0 million of working capital borrowings under our credit facility. The remaining proceeds are expected to help fund our construction program through most of 2009. Our Senior Notes are rated “Baa2” by Moody’s and “BBB” by Standard & Poors. We continue to maintain a $200 million credit facility to provide funds for the purchase of nuclear fuel and to provide liquidity to meet our capital requirements before they can be financed with long-term capital sources. At June 30, 2009, we had an outstanding balance of $103.5 million on our credit facility, all of which pertained to our purchases of nuclear fuel. We anticipate the need for additional external funds to finance capital requirements in 2010. We could seek to issue additional long-term debt or obtain funds through an additional credit facility to finance capital requirements in addition to funds from operations and our existing credit facility.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk due to changes in interest rates, equity prices and commodity prices. See our 2008 Form 10-K, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” for a complete discussion of the market risks we face and our market risk sensitive assets and liabilities. As of June 30, 2009, there have been no material changes in the market risks we faced or the fair values of assets and liabilities disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2008 Form 10-K.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our chief executive officer and our principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the company and its subsidiaries is communicated to the chief executive officer and the principal financial officer by others within those entities. Based on that evaluation, our chief executive officer and our principal financial officer concluded that, as of June 30, 2009, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to the chief executive officer and the principal financial officer, and recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15, that occurred during the quarter ended June 30, 2009, that materially affected, or that were reasonably likely to materially affect, our internal control over financial reporting.

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

In November 2007, our Board of Directors authorized a stock repurchase program permitting the repurchase of up to 2.0 million additional shares of its outstanding common stock. Approximately 1.5 million shares remain authorized to be repurchased under the program. No shares were repurchased during the second quarter of 2009.

Item 4.	Submission of Matters to a Vote of Security Holders

Our annual meeting of shareholders was held on May 7, 2009. As of the record date on March 10, 2009, the total number of common shares outstanding and entitled to vote at this annual meeting was 44,923,710, of which 42,490,104 shares were represented in person or by proxy. The purpose of the annual meeting was to give shareholders the opportunity to vote on two matters: (i) the election of Class III directors; and (ii) the ratification of the selection of KPMG LLP as our independent registered public accounting firm for the year ending December 31, 2009. The shareholders approved the Class III directors and ratified KPMG LLP as our independent registered public accounting firm.

Election of Class III Directors

The following Class III directors were elected to hold office for a three-year term expiring at our annual meeting of shareholders to be held in 2012:

Director	Votes For	Votes Withheld
James W. Harris	41,544,429	945,675
David W. Stevens	41,745,468	744,636
Stephen N. Wertheimer	41,545,435	944,669
Charles A. Yamarone	41,538,382	951,722

In addition to the individuals set forth above, the following individuals continued as directors following the meeting: George W. Edwards, Jr., James W. Cicconi, Patricia Z. Holland-Branch, Kenneth R. Heitz, Michael K. Parks and Eric B. Siegel.

Appointment of Independent Registered Public Accounting Firm

At the annual meeting, our shareholders ratified the selection of KPMG LLP as our independent registered public accounting firm for the year ending December 31, 2009 by the following vote:

Description	Number of Votes
FOR	41,763,513
AGAINST	715,101
ABSTAIN	11,490

Item 6.	Exhibits

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
David G. Carpenter
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Dated: August 6, 2009

EL PASO ELECTRIC COMPANY

INDEX TO EXHIBITS

Exhibit Number	Exhibit
†10.05	Form of Directors’ Restricted Stock Award Agreement between the Company and certain directors of the Company. (Identical in all material respects to Exhibit 10.07 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

10.06	Amended Confirmation of Power Sales Transaction, dated May 8, 2009, between the Company and Imperial Irrigation District. Amendment to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

††10.07	Solar Energy Purchase Power Agreement, dated October 17, 2008, between the Company and New Mexico SunTower, LLC.

15	Letter re Unaudited Interim Financial Information

31.01	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	In lieu of non-employee director cash compensation, three agreements, dated as of July 1, 2009, substantially identical in all material respects to this Exhibit, have been entered into with Catherine A. Allen; Kenneth R. Heitz; and Patricia Z. Holland-Branch; directors of the Company.

In lieu of non-employee director cash compensation, twelve agreements, dated as of May 7, 2009, substantially identical in all material respects to this Exhibit, were entered into with Catherine A. Allen; J. Robert Brown; James W. Cicconi; George W. Edwards, Jr.; James W. Harris; Kenneth R. Heitz; Patricia Z. Holland-Branch; Michael K. Parks; Eric B. Siegel; Stephen N. Wertheimer; and Charles A. Yamarone; directors of the Company.
††	Confidential treatment has been requested for the redacted portions of this Exhibit. The copy filed omits the information subject to the confidentiality request. Omissions are designated as “****”. A complete version of this Exhibit has been filed separately with the Securities and Exchange Commission.