Form 10-Q
period 2009-09-30
EL PASO ELECTRIC CO /TX/
filed 2009-11-09
CIK 31978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 30, 2009, there were 44,254,670 shares of the Company’s no par value common stock outstanding.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

(i)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS (In thousands)
Utility plant:
Electric plant in service	$2,355,537	$2,223,066
Less accumulated depreciation and amortization	(961,976)	(919,053)

Net plant in service	1,393,561	1,304,013
Construction work in progress	210,356	205,748
Nuclear fuel; includes fuel in process of $50,501 and $51,352, respectively	142,309	115,749
Less accumulated amortization	(37,833)	(29,904)

Net nuclear fuel	104,476	85,845

Net utility plant	1,708,393	1,595,606

Current assets:
Cash and cash equivalents	121,535	91,642
Accounts receivable, principally trade, net of allowance for doubtful accounts of $2,224 and $3,123, respectively	99,001	96,507
Accumulated deferred income taxes	28,193	—
Inventories, at cost	38,353	40,153
Undercollection of fuel revenues	—	41,034
Prepayments and other	13,110	16,292

Total current assets	300,192	285,628

Deferred charges and other assets:
Decommissioning trust funds	130,942	111,306
Undercollection of fuel revenues, non current	—	5,823
Regulatory assets	53,874	48,616
Investments in debt securities	2,514	2,264
Other	20,392	19,840

Total deferred charges and other assets	207,722	187,849

Total assets	$2,216,307	$2,069,083

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Continued)

	September 30, 2009	December 31, 2008
	(Unaudited)
CAPITALIZATION AND LIABILITIES (In thousands except for share data)
Capitalization:
Common stock, stated value $1 per share, 100,000,000 shares authorized, 64,675,139 and 64,604,852 shares issued, and 161,246 and 127,800 restricted shares, respectively	$64,836	$64,733
Capital in excess of stated value	297,162	295,346
Retained earnings	702,294	643,322
Accumulated other comprehensive loss, net of tax	(16,709)	(29,364)

	1,047,583	974,037
Treasury stock, 20,600,135 and 19,848,900 shares, respectively at cost	(292,662)	(279,808)

Common stock equity	754,921	694,229
Long-term debt, net of current portion	739,686	739,652
Financing obligations, net of current portion	75,175	70,066

Total capitalization	1,569,782	1,503,947

Current liabilities:
Current portion of long-term debt and financing obligations	37,842	23,587
Accounts payable, principally trade	39,769	61,550
Accumulated deferred income taxes	—	4,209
Taxes accrued	44,903	23,798
Interest accrued	11,340	7,519
Overcollection of fuel revenues	27,799	—
Other	26,024	24,146

Total current liabilities	187,677	144,809

Deferred credits and other liabilities:
Accumulated deferred income taxes	212,403	175,816
Accrued postretirement benefit liability	89,236	85,797
Asset retirement obligation	83,545	78,037
Accrued pension liability	35,910	39,101
Regulatory liabilities	13,552	14,469
Other	24,202	27,107

Total deferred credits and other liabilities	458,848	420,327

Commitments and contingencies

Total capitalization and liabilities	$2,216,307	$2,069,083

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except for share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Operating revenues	$240,898	$301,799	$634,983	$826,444

Energy expenses:
Fuel	53,951	95,232	140,127	242,967
Purchased and interchanged power	27,878	53,259	85,571	169,835

	81,829	148,491	225,698	412,802

Operating revenues net of energy expenses	159,069	153,308	409,285	413,642

Other operating expenses:
Other operations	55,003	49,185	154,941	145,924
Maintenance	12,181	12,319	41,956	50,389
Depreciation and amortization	19,196	18,832	55,581	56,223
Taxes other than income taxes	13,595	13,219	38,623	37,318

	99,975	93,555	291,101	289,854

Operating income	59,094	59,753	118,184	123,788

Other income (deductions):
Allowance for equity funds used during construction	2,169	2,280	7,381	5,938
Investment and interest income, net	1,405	(146)	(231)	1,889
Miscellaneous non-operating income	324	143	1,085	494
Miscellaneous non-operating deductions	(853)	(666)	(2,894)	(2,892)

	3,045	1,611	5,341	5,429

Interest charges (credits):
Interest on long-term debt and financing obligations	12,194	12,581	38,314	33,263
Other interest	67	(592)	319	(35)
Capitalized interest	(225)	(790)	(721)	(2,918)
Allowance for borrowed funds used during construction	(1,397)	(1,097)	(4,770)	(2,847)

	10,639	10,102	33,142	27,463

Income before income taxes	51,500	51,262	90,383	101,754
Income tax expense	17,568	18,188	31,411	34,958

Net income	$33,932	$33,074	$58,972	$66,796

Basic earnings per share	$0.76	$0.74	$1.31	$1.49

Diluted earnings per share	$0.76	$0.74	$1.31	$1.48

Weighted average number of shares outstanding	44,588,257	44,726,099	44,708,650	44,790,814

Weighted average number of shares and dilutive potential shares outstanding	44,637,487	44,868,522	44,739,418	44,965,049

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except for share data)

	Twelve Months Ended September 30,
	2009	2008
Operating revenues	$847,469	$1,037,638

Energy expenses:
Fuel	186,976	301,197
Purchased and interchanged power	126,219	205,487

	313,195	506,684

Operating revenues net of energy expenses	534,274	530,954

Other operating expenses:
Other operations	209,425	201,462
Maintenance	58,677	67,245
Depreciation and amortization	74,929	74,066
Taxes other than income taxes	51,111	48,422

	394,142	391,195

Operating income	140,132	139,759

Other income (deductions):
Allowance for equity funds used during construction	9,722	7,945
Investment and interest income, net	1,678	4,910
Miscellaneous non-operating income	3,068	875
Miscellaneous non-operating deductions	(3,621)	(4,067)

	10,847	9,663

Interest charges (credits):
Interest on long-term debt and financing obligations	52,656	42,816
Other interest	1,562	192
Capitalized interest	(1,423)	(3,993)
Allowance for borrowed funds used during construction	(5,896)	(3,886)

	46,899	35,129

Income before income taxes	104,080	114,293
Income tax expense	34,283	33,550

Net income	$69,797	$80,743

Basic earnings per share	$1.56	$1.80

Diluted earnings per share	$1.55	$1.79

Weighted average number of shares outstanding	44,716,277	44,846,420

Weighted average number of shares and dilutive potential shares outstanding	44,761,021	45,049,687

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2009	2008	2009	2008	2009	2008
Net income	$33,932	$33,074	$58,972	$66,796	$69,797	$80,743
Other comprehensive income (loss):
Unrecognized pension and postretirement benefit costs:
Net gain (loss) arising during period	—	—	—	—	(30,587)	40,625
Reclassification adjustments included in net income for amortization of:
Prior service benefit	(688)	(688)	(2,065)	(2,065)	(2,754)	(2,755)
Net (gain) loss	407	(38)	1,219	(113)	1,180	710
Net unrealized gains (losses) on marketable securities:
Net holding gains (losses) arising during period	8,880	(9,992)	11,238	(18,015)	(526)	(19,207)
Reclassification adjustments for net (gains) losses included in net income	(205)	2,326	5,066	3,001	4,941	2,097
Net losses on cash flow hedges:
Reclassification adjustment for interest expense included in net income	80	75	236	221	312	292

Total other comprehensive income (loss) before income taxes	8,474	(8,317)	15,694	(16,971)	(27,434)	21,762

Income tax benefit (expense) related to items of other comprehensive income (loss):
Unrecognized pension and postretirement benefit costs	102	206	307	618	11,611	(17,250)
Net unrealized gains (losses) on marketable securities	(1,735)	1,534	(3,261)	3,003	(883)	3,423
Losses on cash flow hedges	(28)	(27)	(85)	(80)	(113)	(106)

Total income tax benefit (expense)	(1,661)	1,713	(3,039)	3,541	10,615	(13,933)

Other comprehensive income (loss), net of tax	6,813	(6,604)	12,655	(13,430)	(16,819)	7,829

Comprehensive income	$40,745	$26,470	$71,627	$53,366	$52,978	$88,572

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$58,972	$66,796
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of electric plant in service	55,581	56,223
Amortization of nuclear fuel	17,494	14,915
Deferred income taxes, net	(2,257)	12,792
Allowance for equity funds used during construction	(7,381)	(5,938)
Other amortization and accretion	10,982	10,262
Unrealized (gain) loss on investments in debt securities	(250)	1,068
Other operating activities	1,503	4,023
Change in:
Accounts receivable	(2,494)	(16,661)
Inventories	2,068	(2,841)
Net overcollection (undercollection) of fuel revenues	74,656	(46,704)
Prepayments and other	(1,535)	4,442
Accounts payable	(13,833)	(1,785)
Taxes accrued	23,176	18,053
Interest accrued	3,821	6,214
Other current liabilities	1,878	259
Deferred charges and credits	(8,869)	(6,780)

Net cash provided by operating activities	213,512	114,338

Cash flows from investing activities:
Cash additions to utility property, plant and equipment	(145,465)	(141,880)
Cash additions to nuclear fuel	(34,613)	(19,473)
Proceeds from sale of assets	631	208
Capitalized interest and AFUDC:
Utility property, plant and equipment	(12,151)	(8,785)
Nuclear fuel	(721)	(2,918)
Allowance for equity funds used during construction	7,381	5,938
Decommissioning trust funds:
Purchases, including funding of $5.9 and $5.4 million, respectively	(56,671)	(35,667)
Sales and maturities	52,071	27,700
Proceeds from sale of investments in debt securities	—	16,000
Other investing activities	954	(2,839)

Net cash used for investing activities	(188,584)	(161,716)

Cash flows from financing activities:
Proceeds from exercise of stock options	236	1,004
Repurchases of common stock	(12,854)	(9,892)
Financing obligations:
Proceeds	185,951	66,169
Payments	(166,586)	(56,936)
Proceeds from issuance of long-term senior notes	—	148,719
Excess tax benefits from long-term incentive plans	—	371
Other financing activities	(1,782)	(2,588)

Net cash provided by financing activities	4,965	146,847

Net increase in cash and cash equivalents	29,893	99,469
Cash and cash equivalents at beginning of period	91,642	4,976

Cash and cash equivalents at end of period	$121,535	$104,445

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A. Principles of Preparation

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Annual Report of El Paso Electric Company on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”). Capitalized terms used in this report and not defined herein have the meaning ascribed for such terms in the 2008 Form 10-K. In the opinion of the Company’s management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at September 30, 2009 and December 31, 2008; the results of its operations and comprehensive operations for the three, nine and twelve months ended September 30, 2009 and 2008; and its cash flows for the nine months ended September 30, 2009 and 2008. The results of operations and comprehensive operations and the cash flows for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full calendar year.

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

Investments. The Company’s marketable securities, included in decommissioning trust funds on the balance sheets, are reported at fair value and consist of cash, equity securities and municipal, federal and corporate bonds in trust funds established for decommissioning of its interest in Palo Verde. Such marketable securities are classified as available-for-sale securities and, as such, unrealized gains and losses are included in accumulated other comprehensive income as a separate component of common stock equity. However, if declines in fair value of marketable securities below original cost basis are determined to be other than temporary, then the declines are reported as losses in the consolidated statement of operations and a new cost basis is established for the affected securities at fair value. Gains and losses are determined using the cost of the security based on the specific identification basis. See Note K.

Stock-Based Compensation. The Company has a stock-based long-term incentive plan. The Company is required under Generally Accepted Accounting Principles (“GAAP”) to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with some limited exceptions). Such costs are recognized over the period during which an employee is required to provide service in exchange for the award (the “requisite service period”) which typically is the vesting period. Compensation cost is not recognized for anticipated forfeitures prior to vesting of equity instruments. See Note E.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Revenues. Accounts receivable include accrued unbilled revenues of $19.4 million and $18.6 million at September 30, 2009 and December 31, 2008, respectively. The Company presents sales net of sales taxes in its consolidated statements of operations.

New Accounting Standards. In June 2009, the FASB approved its Accounting Standards Codification (the “Codification”) as the exclusive authoritative reference for U.S. GAAP to be applied by nongovernmental entities. The FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”). The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the Codification effective July 1, 2009 without a significant impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted FASB guidance which requires a public entity to include share-based compensation awards that qualify as participating securities in both basic and diluted earnings per share. A share-based compensation award is considered a participating security if it receives non-forfeitable dividends or may participate in undistributed earnings with common stock. The Company awards unvested restricted stock which are participating securities and has reflected the effects of this guidance in its basic and diluted earnings per share for all periods presented. See Note E.

Effective January 1, 2008, the Company adopted FASB guidance which defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. On April 9, 2009, the FASB issued guidance which required similar disclosure for interim reporting periods ending after June 15, 2009, applied prospectively. This guidance did not have a significant impact on the Company’s consolidated financial statements. See Note K.

Effective April 1, 2009, the Company adopted FASB guidance for estimating fair value when the volume and level of activity for the asset or liability has decreased significantly. This guidance requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance did not impact amounts reported in the Company’s consolidated financial statements but resulted in additional footnote disclosure. See Note K.

Effective April 1, 2009, the Company adopted FASB guidance which amended the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance did not have a significant impact on amounts reported in the Company’s consolidated financial statements. See Note K.

Effective April 1, 2009, the Company adopted FASB guidance which establishes general standards of accounting and disclosure of events that occur after the balance sheet date, but before financial statements are issued. The Company has evaluated subsequent events for recording and disclosure through November 9, 2009.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In December 2008, the FASB issued new guidance on disclosure for pension and other post-retirement plans that requires additional disclosure of investment policies and strategies, categories of investment and fair value measurements of plan assets, and significant concentrations of risk. This guidance is effective for fiscal years ending after December 15, 2009 and requires additional disclosure on pensions and other postretirement benefits, but does not impact the consolidated financial results.

Supplemental Cash Flow Disclosures (in thousands):

	Nine Months Ended September 30,
	2009	2008
Cash paid for:
Interest on long-term debt and financing obligations	$33,937	$25,233
Other interest	4	192
Income taxes	13,008	1,677
Non-cash financing activities:
Grants of restricted shares of common stock	1,267	2,335
Deferred tax benefit on long-term incentive plans	—	1

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

Texas Regulatory Matters

Texas Freeze Period. The Company has entered into agreements (“Texas Rate Agreements”) with El Paso, PUCT staff and other parties in Texas that provide for most retail base rates to remain at their current level through June 30, 2010. During the rate freeze period, if the Company’s return on equity falls below the bottom of a defined range, the Company has the right to initiate a rate case and seek an adjustment to base rates. If the Company’s return on equity exceeds the top of the range, the Company will refund an amount equal to 50% of the Texas jurisdictional pretax return in excess of the ceiling. The range is based upon a risk premium analysis used in rate proceedings to establish a utility’s return on equity, and as of September 30, 2009, the range would be approximately 9.7% to 13.7%. The Company’s return on equity fell within the then prevailing range during the latest calendar year reporting period. Also pursuant to the Texas Rate Agreements, the Company agreed to share with its Texas customers 25% of off-system sales margins increasing to 90% after June 30, 2010 through June 30, 2015.

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On January 8, 2008, the Company filed a request with the PUCT in Docket No. 35204 to surcharge approximately $30.1 million, including interest, of under-recovered fuel and purchased power costs to be collected over a twelve-month period. The fuel under-recoveries were incurred during the period December 2005 through November 2007. On April 11, 2008, the PUCT issued a final order approving the fuel surcharge to be collected over a twelve-month period beginning in May 2008.

On July 8, 2008, the Company filed a petition in Docket No. 35856 with the PUCT to increase its fixed fuel factors and to surcharge $39.5 million of under-recovered fuel and purchased power costs including interest. The surcharge was based upon actual under-recoveries for the period December 2007 through May 2008 and expected under-recoveries for June and July 2008. On September 25, 2008, the PUCT issued a final order approving an increase in the Company’s Texas jurisdictional fixed fuel factors of $38.8 million or 21.5% annually beginning with customer bills rendered in October 2008. In addition, the PUCT approved the recovery of $39.5 million in fuel under-recoveries over an 18-month period beginning in October 2008.

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

On June 5, 2009, the Company filed a petition with the PUCT to decrease its fixed fuel factors by 13.1%, or $27.9 million. This petition was assigned Docket No. 37086. On July 30, 2009, the PUCT approved a stipulation which provided for approval of the new factors effective for customer bills rendered beginning in August 2009.

On August 27, 2009, the Company filed a petition to refund $12.0 million in fuel cost over-recoveries, including interest, for the period of March 2007 through July 2009. This petition was assigned Docket No. 37433. In August 2009, the Company had a $4.7 million over-recovery that was added to the refund in a stipulation with all parties filed on October 2, 2009. The stipulation provided for the Company to implement a fuel refund for the net over-recovery of $16.8 million, including interest over the two months of November and December, 2009. On October 22, 2009, the Company received approval of the refund from the PUCT.

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

The 2007 New Mexico Stipulation provides for recovery through the FPPCAC of the cost of capacity and energy provided to New Mexico retail customers from the deregulated Palo Verde Unit 3. The amount to be recovered was based upon the monthly contract cost of capacity and energy for power purchased under the then existing Southwestern Public Service Company (“SPS”) purchased power contract. In February and March 2009, the volumes delivered to the Company over the transmission tie used to import SPS power were materially lower than normal due to operational constraints. This reduction in volume resulted in contract formula prices for Palo Verde Unit 3 power that were significantly higher than what were foreseen by the 2007 New Mexico Stipulation. The Company addressed this price spike due to operational constraints by proposing to adjust the proxy price in February 2009 to $54.27 per MWh (January 2009 monthly calculated price) and in March 2009 to $64.38 per MWh (12 months ending January 2009 average price) which is approximately 28% and 55% of the price calculated utilizing the formula from the 2007 New Mexico Stipulation. Because the operational constraints limiting the SPS purchases were expected to continue during 2009, the Company on April 24, 2009 requested approval of an unopposed variance to the calculation of the Palo Verde Unit 3 proxy price to be the lower of the monthly cost of capacity and energy under the SPS purchased power contract or the average cost of capacity and energy under the SPS purchased power contract for the twelve months ended January 2009 of $64.38 per MWh.

The SPS purchased power contract was terminated September 30, 2009, see Note H. The 2007 New Mexico Stipulation provided that upon termination of the SPS contract, the proxy price would be the average cost of SPS capacity and energy during the twelve months prior to contract termination.

The 2007 New Mexico Stipulation also requires 25% of jurisdictional off-system sales margins to be credited to customers through the FPPCAC until July 2010 when 90% of jurisdictional off-system sales margins will be credited to customers.

2009 Rate Case. On May 29, 2009, the Company filed with the NMPRC a new and pending rate case (Case No. 09-00171-UT) to increase non-fuel and purchased power base rates by $12.7 million annually. The filing reflects a projected reduction of $21.3 million in fuel related revenues (based upon the difference in test year period ended December 31, 2008 and the forecast period of forecasted fuel and purchased power costs for the twelve month period beginning July 1, 2010 when new rates would be expected to become effective under full statutory rate suspension periods) for a projected net decrease in New Mexico jurisdictional fuel and purchased power revenues of $8.6 million. The filing complied with the requirement in the NMPRC’s Final Order in Case No. 06-00258-UT to file a general rate case by May 30, 2009 using a test year period ended December 31, 2008.

On June 10, 2009, the NMPRC issued an order suspending the effective date of new rates for nine months from July 1, 2009, designating a hearing examiner and mediator and establishing an initial mediation conference on July 28, 2009.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Through mediation, the parties reached a unanimous settlement of all issues in the case and an unopposed, comprehensive stipulation (the “Settlement”) was filed on October 8, 2009. The Settlement resolves all issues and provides for an increase in New Mexico jurisdictional non-fuel and purchased power base rate revenues of $5.5 million. The Settlement provides for the revision of depreciation rates for the Palo Verde nuclear generating plant to reflect a 20-year life extension and depreciation rates for other plant in service. The Settlement also provides for the continuation of the Company’s FPPCAC without conditions or variance and established the base fuel factor at $0.04362 per kWh. In addition, the Settlement modifies the market pricing of capacity and energy provided by Palo Verde Unit 3 due to the termination of SPS contract in September 2009. Upon approval of the Settlement, Palo Verde Unit 3 capacity and energy will be included in the FPPCAC based upon an existing purchased power contract with Credit Suisse Energy, LLC.

The Company and Staff filed testimony in support of the Settlement on October 22, 2009. A public evidentiary hearing on the merits of the Settlement was held before the Commission on November 4, 2009. A final order is expected in late 2009 or early 2010.

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

Notice of Investigation of Rates. On August 3, 2007, the Company received a “Notice of Investigation of Rates of El Paso Electric Company” from the NMPRC in Case No. 07-00317-UT. On August 21, 2007, the NMPRC requested that the Company file a response to the issues, including the reasonableness of fuel and purchased power costs. On September 7, 2007, the Company filed its response and requested that the NMPRC suspend its investigation and close the docket. No further action has been taken by the NMPRC. The Company is unable at this time to predict the ultimate outcome of this docket.

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2009 New Mexico Integrated Resource Plan Filing. On July 16, 2009, the Company submitted its initial Integrated Resource Plan (“IRP”) pursuant to the requirements of NMPRC Rule 17.7.3. The filing identifies the Company’s four-year action plan to meet resource needs based upon a twenty-year resource plan. The four-year action plan includes the addition of a natural gas-fired combustion turbine in 2012; a competitive-bid request for proposals to add a combined cycle plant in three phases in 2013, 2014, and 2016; evaluation of a direct load control project for possible integration in the resource plan; and a competitive-bid request for proposals to acquire additional wind and biomass renewable resources in 2013 and 2015 to comply with the New Mexico Renewable Portfolio Standard Requirements. The NMPRC accepted the proposed IRP as compliant with its rules without a hearing in August 2009.

2009 New Mexico Annual Renewable Procurement Plan Filing. On July 1, 2009, the Company filed its 2009 Annual Renewable Procurement Plan in compliance with the New Mexico Renewable Energy Act. The Company’s 2009 plan is designed to meet the full renewable portfolio standard (“RPS”) of 6 percent of New Mexico jurisdictional retail energy sales for 2010 and 10 percent beginning in 2011. The Company requested approval by the NMPRC of the following proposals: 1) to increase the solar resources used for RPS compliance pursuant to the long-term contract with New Mexico SunTower, LLC; 2) to pay an additional $0.015 per kWh for renewable energy credits (“RECs”) obtained from a biomass energy facility; and 3) to modify and expand the Company’s existing REC purchase program for customer-installed qualifying facilities up to 10 kW and to add a program for customer-installed qualifying facilities of 10 kW to 100 kW. Hearings were held on October 1, 2009 and a final order is expected in December 2009.

Investigation into the Service Quality of El Paso Electric Company. On October 22, 2009, NMPRC Staff filed a petition requesting an investigation into the quality of service of the Company’s power distribution system in the Santa Teresa Industrial Park, based upon a report prepared for customers in that area by the Los Alamos National Laboratory. On October 27, 2009, the NMPRC decided to initiate the investigation and ordered the Company to respond no later than November 16, 2009, but indicated it was reasonable for the Company to obtain data upon which the report and petition were based and that an extension to respond could be requested if necessary. The Company has commenced an investigation into the allegations and will respond in a timely manner. The Company believes that its Santa Teresa system meets all regulatory requirements.

Federal Regulatory Matters

Transmission Dispute with Tucson Electric Power Company (“TEP”). In January 2006, the Company filed a complaint with the FERC to interpret the terms of a Power Exchange and Transmission Agreement (the “Transmission Agreement”) entered into with TEP in 1982. TEP filed a complaint with the FERC one day later raising virtually identical issues. TEP claimed that, under the Transmission Agreement, it was entitled to up to 400 MW of firm transmission rights on the Company’s transmission system that would enable it to transmit power from a generating station (the Luna Energy Facility (“LEF”) located near Deming, New Mexico) to Springerville or Greenlee in Arizona. The Company asserted that TEP’s rights under the Transmission Agreement do not include transmission rights necessary to transmit such power as contemplated by TEP and that TEP must acquire any such rights in the open market from the Company at applicable tariff rates or from other transmission providers. On

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

April 24, 2006, the FERC ruled in the Company’s favor, finding that TEP does not have transmission rights under the Transmission Agreement to transmit power from the LEF to Arizona. The ruling was based on written evidence presented and without an evidentiary hearing. TEP’s request for a rehearing of the FERC’s decision was granted in part and denied in part in an order issued October 4, 2006, and hearings on the disputed issues were held before an administrative law judge. In the initial decision dated September 6, 2007, the administrative law judge found that the Transmission Agreement allows TEP to transmit power from the LEF to Arizona but limits that transmission to 200 MW on any segment of the circuit and to non-firm service on the segment from Luna to Greenlee. The Company and TEP filed exceptions to the initial decision.

On November 13, 2008, the FERC issued an order on the initial decision finding that the transmission rights given to TEP in the Transmission Agreement are firm and are not restricted for transmission of power from Springerville as the receipt point to Greenlee as the delivery point. Therefore, pursuant to the order, TEP can use its transmission rights granted under the Transmission Agreement to transmit power from the LEF to either Springerville or Greenlee so long as it transmits no more than 200 MW over all segments at any one time. The FERC also ordered that the Company refund to TEP all sums with interest that TEP had paid it for transmission under the applicable transmission service agreements since February 2006 for service relating to the LEF. On December 3, 2008 the Company refunded $9.7 million to TEP. The Company had established a reserve for the rate refund of approximately $7.2 million as of September 30, 2008, resulting in a pre-tax charge to earnings of approximately $2.5 million in 2008. The Company also paid TEP interest on the refunded balance of approximately $0.9 million, which was also charged to earnings in 2008. If the order is not reversed, the Company will lose the opportunity to receive compensation from TEP for such transmission service in the future. The Company filed a request for rehearing of the FERC’s decision on December 15, 2008, seeking reversal of the order on the merits and a return of any refunds made in the interim, as well as compensation for all service that the Company may provide to TEP from the LEF over the Company’s transmission system on a going forward basis. The FERC suspended the period for ruling on the motion for rehearing on January 14, 2009. If the FERC denies the Company’s request for rehearing or again finds against the Company on rehearing, the Company will have the right to seek judicial review of the order. The Company cannot predict the outcome of such potential future proceedings.

Pollution Control Bond Refunding. On April 4, 2008, the Company filed an application with the FERC requesting authority for long-term securities transactions necessary to refund and reissue the Company’s Series B and Series C PCBs. The FERC issued an order on May 1, 2008, granting authority for the securities transactions. On March 26, 2009, the Company completed a refunding transaction related to an aggregate principal amount of $100.6 million in pollution control indebtedness. See Note F.

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

	Amortization Period Ends	September 30, 2009	December 31, 2008
Regulatory assets
New Mexico procurement plan costs	(a)	$525	$464
New Mexico and FERC loss on reacquired debt (b)	May 2030	5,427	5,585
New Mexico renewable energy credits	(a)	2,812	2,278
New Mexico 2006 rate case costs (b)	June 2010	142	294
New Mexico 2009 rate case costs	(c)	712	—
New Mexico Palo Verde deferred depreciation (b)	(d)	2,632	1,713
New Mexico energy efficiency	(e)	193	231
New Mexico transition costs (b)	June 2010	144	575
Unrecovered issuance costs due to reissuance of PCBs	April 2040	630	—
Texas energy efficiency	(f)	2,418	986
Texas 2009 rate case costs	(f)	238	—
Regulatory tax assets (g)	(d)	26,854	24,326
Final coal reclamation (g)	July 2016	9,456	9,682
Nuclear fuel postload daily financing charge	(e)	1,691	2,482

Total regulatory assets		$53,874	$48,616

Regulatory liabilities

Regulatory tax liabilities (g)	(d)	$8,193	$8,839
Accumulated deferred investment tax credit (h)	(d)	5,359	5,630

Total regulatory liabilities		$13,552	$14,469

(a)	A two year amortization period was requested in the New Mexico general rate case filed in May 2009.
(b)	This item is included in rate base which earns a return on investment.
(c)	A one year amortization period was requested in the New Mexico general rate case filed in May 2009.
(d)	The amortization period for this asset is based upon the life of the associated assets.
(e)	This asset will be recovered through a recovery factor after expenses are incurred.
(f)	Amortization period will be established in next general rate case.
(g)	No specific return on investment is required since related assets and liabilities, including accumulated deferred income taxes and reclamation liability, offset.
(h)	This item is excluded from rate base.

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

E. Common Stock

Long-Term Incentive Plan

On May 2, 2007, the Company’s shareholders approved a stock-based long-term incentive plan (the “2007 LTIP Plan”) and authorized the issuance of up to one million shares of common stock for the benefit of directors and employees. Under the 2007 LTIP Plan, common stock may be issued through the award or grant of non-statutory stock options, incentive stock options, stock appreciation rights, restricted stock, bonus stock, performance stock, cash-based awards and other stock-based awards. The Company may issue new shares, purchase shares on the open market, or issue shares from shares the Company has repurchased to meet the share requirements of the 2007 LTIP Plan.

Stock Options. Stock options have been granted at exercise prices equal to or greater than the market value of the underlying shares at the date of grant. The Company received $0.2 million in cash for the 18,500 stock options exercised in the nine months ended September 30, 2009. During the nine months ended September 30, 2008, the Company received approximately $1.0 million in cash for the 88,000 stock options exercised. All of the 447,388 options outstanding at September 30, 2009 have vested. Stock options have not been granted since 2003. For a full discussion of stock options, see Note F of Notes to Consolidated Financial Statements in the 2008 Form 10-K.

Restricted Stock. The Company has awarded restricted stock under its long-term incentive plans. Restrictions from resale generally lapse and awards vest over periods of one to three years. The market value of the unvested restricted stock at the date of grant is amortized to expense over the restriction period net of anticipated forfeitures. The Company awarded 96,283 shares of unvested restricted stock with a grant date fair value of $1.3 million to its directors and officers during the nine months ended September 30, 2009. The Company awarded 77,487 shares of unvested restricted stock with a grant date fair value of $1.7 million during the nine months ended September 30, 2008. During the nine months ended September 30, 2009, 51,787 restricted shares vested and 11,050 shares were forfeited. As

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

of September 30, 2009, there are 161,246 unvested shares of restricted stock with a grant date fair value of $1.3 million remaining to be expensed. For a full discussion of restricted stock, see Note F of Notes to Consolidated Financial Statements in the 2008 Form 10-K.

Performance Shares. The Company has granted performance share awards to certain officers under the Company’s existing long-term incentive plans, which provide for issuance of Company stock based on the achievement of certain performance criteria over a three-year period. The payout varies between 0% and 200% of performance share awards. Performance shares vesting on January 1, 2009 did not meet the minimum payout threshold and no shares were issued. During the nine months ended September 30, 2009, the Company granted 131,500 performance shares to its officers with a grant date fair value of $1.6 million which is being expensed over the three-year vesting period. During the nine months ended September 30, 2009, 36,350 shares were forfeited. During the nine months ended September 30, 2008, the Company granted 68,900 performance shares with a grant date fair value of $1.2 million which is expensed over the three-year vesting period. As of September 30, 2009, there were 197,900 outstanding performance shares with a grant date fair value of $1.3 million remaining to be expensed. For a full discussion of performance shares, see Note F of Notes to Consolidated Financial Statements in the 2008 Form 10-K.

The Company recorded total compensation expense for all stock-based incentive plans of approximately $0.6 million, $1.7 million, and $2.3 million for the three, nine and twelve month periods ended September 30, 2009. For the three, nine and twelve month periods ended September 30, 2008, the Company recorded total compensation expense of $0.6 million, $1.5 million and $2.3 million for all stock-based incentive plans which included the cumulative adjustment for Mr. Redd’s forfeiture discussed below.

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

Common Stock Repurchase Program

Since the inception of the stock repurchase program in 1999, the Company has repurchased a total of approximately 20.5 million shares of its common stock at an aggregate cost of $292.2 million, including commissions. In the third quarter of 2009, 751,235 shares of common stock were repurchased in the open market at an aggregate cost of $12.9 million. No shares were repurchased during the first or second quarters of 2009. As of September 30, 2009, the Company had 770,131 shares authorized for repurchase under the currently authorized program. The Company may in the future make purchases of its common stock pursuant to its stock repurchase plan at open market prices and may engage in private

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

transactions where appropriate. The repurchased shares will be available for issuance under employee benefit and stock incentive plans, or may be retired.

Basic and Diluted Earnings Per Share

Effective January 1, 2009, the Company adopted FASB guidance which requires a public entity to include share-based compensation awards that qualify as participating securities in both basic and diluted earnings per share to the extent they are dilutive. A share-based compensation award is considered a participating security if it receives non-forfeitable dividends or may participate in undistributed earnings with common stock. The Company awards unvested restricted stock which qualifies as a participating security. The basic and diluted earnings per share for the three, nine and twelve months ended September 30, 2008 were unchanged after adopting the new FASB guidance. The basic and diluted earnings per share are presented below:

	Three Months Ended September 30,
	2009	2008
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	44,588,257	44,726,099
Dilutive effect of unvested performance awards	—	12,720
Dilutive effect of stock options	49,230	129,703

Diluted number of common shares outstanding	44,637,487	44,868,522

Basic net income per common share:
Net income	$33,932	$33,074
Income allocated to participating restricted stock	(122)	(74)

Net income available to common shareholders	$33,810	$33,000

Diluted net income per common share:
Net income	$33,932	$33,074
Income reallocated to participating restricted stock	(122)	(74)

Net income available to common shareholders	$33,810	$33,000

Basic net income per common share	$0.76	$0.74

Diluted net income per common share	$0.76	$0.74

The calculation of the weighted average number of common shares and dilutive potential shares outstanding for the three months ended September 30, 2009 and 2008, excludes 73,378 and 45,962 shares, respectively, of restricted stock awards because their effect was antidilutive.

Performance shares of 197,900 were excluded from the computation of diluted earnings per share for the three months ended September 30, 2009 as no payouts would be required based upon current performance. These amounts assume a 100% performance level payout. Performance shares of 100,933 were excluded from the computation of diluted earnings per share for the three months ended September 30, 2008.

No options were excluded from the computation of diluted earnings per share in the third quarter of 2009 and 2008.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	44,708,650	44,790,814
Dilutive effect of unvested performance awards	—	21,094
Dilutive effect of stock options	30,768	153,141

Diluted number of common shares outstanding	44,739,418	44,965,049

Basic net income per common share:
Net income	$58,972	$66,796
Income allocated to participating restricted stock	(209)	(158)

Net income available to common shareholders	$58,763	$66,638

Diluted net income per common share:
Net income	$58,972	$66,796
Income reallocated to participating restricted stock	(209)	(157)

Net income available to common shareholders	$58,763	$66,639

Basic net income per common share	$1.31	$1.49

Diluted net income per common share	$1.31	$1.48

The calculation of the weighted average number of common shares and dilutive potential shares outstanding for the nine months ended September 30, 2009 and 2008, excludes 66,036 and 49,834 shares, respectively, of restricted stock awards because their effect was antidilutive.

Performance shares of 215,789 were excluded from the computation of diluted earnings per share for the nine months ended September 30, 2009 as no payouts would be required based upon current performance. These amounts assume a 100% performance level payout. Performance shares of 115,390 were excluded from the computation of diluted earnings per share for the nine months ended September 30, 2008.

Stock options of 71,480 were excluded from the computation of diluted earnings per share for the nine months ended September 30, 2009 as the exercise price was greater than the average stock price for these periods. No options were excluded from the computation of diluted earnings per share in 2008.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Twelve Months Ended September 30,
	2009	2008
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	44,716,277	44,846,420
Dilutive effect of unvested performance awards	—	34,674
Dilutive effect of stock options	44,744	168,593

Diluted number of common shares outstanding	44,761,021	45,049,687

Basic net income per common share:
Net income	$69,797	$80,743
Income allocated to participating restricted stock	(232)	(200)

Net income available to common shareholders	$69,565	$80,543

Diluted net income per common share:
Net income	$69,797	$80,743
Income reallocated to participating restricted stock	(231)	(199)

Net income available to common shareholders	$69,566	$80,544

Basic net income per common share	$1.56	$1.80

Diluted net income per common share	$1.55	$1.79

The calculation of the weighted average number of common shares and dilutive potential shares outstanding for the twelve months ended September 30, 2009 and 2008, excludes 62,899 and 52,843 shares, respectively, of restricted stock awards because their effect was antidilutive.

Performance shares of 187,529 were excluded from the computation of diluted earnings per share for the twelve months ended September 30, 2009 as no payouts would be required based upon current performance. These amounts assume a 100% performance level payout. Performance shares of 86,543 were excluded from the computation of diluted earnings per share for the twelve months ended September 30, 2008.

Stock options of 53,610 were excluded from the computation of diluted earnings per share for the twelve months ended September 30, 2009 as the exercise price was greater than the average stock price for these periods. No options were excluded from the computation of diluted earnings per share in 2008.

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

For the three months ended September 30, 2009 and 2008, the Company’s consolidated effective tax rate from continuing operations was 34.1% and 35.5%, respectively. For the nine months ended September 30, 2009 and 2008, the Company’s consolidated effective tax rate from continuing operations was 34.8% and 34.4%, respectively, and for the twelve months ended September 30, 2009 and 2008 the Company’s consolidated effective tax rate from continuing operations was 32.9% and 29.4%, respectively. The Company’s effective tax rates differ from the federal statutory tax rate of 35% primarily due to state income taxes, the allowance for equity funds used during construction, the tax rate on qualified decommissioning trust investment and permanent tax differences.

FASB guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. A reconciliation of the September 30, 2009 and 2008 amount of unrecognized tax benefits is as follows (in millions):

	2009	2008
Balance at January 1	$0.5	$8.5
Reductions for tax positions related to the current year	—	(0.7)
Additions for tax positions of prior years	—	2.6
Reductions for tax positions of prior years	—	(0.3)
Reductions for IRS settlement	—	(9.6)

Balance at September 30	$0.5	$0.5

There were no unrecognized tax positions at September 30, 2009 and 2008 that, if recognized, would change the effective tax rate. Because of the impact of deferred tax accounting, the disallowance of the shorter deductibility period for these issues does not change the amount of tax expense other than associated interest and penalties. However, the timing of cash payments to the federal taxing authority would be affected. The Company recognized income tax expense for an unrecognized tax position of $0.1 million for the twelve months ended September 30, 2008, associated with state income taxes.

The Company recognizes as tax expense interest and penalties related to tax benefits that have not been recognized. During the three month period ended September 30, 2009, the Company did not recognize any interest. During the nine and twelve month periods ended September 30, 2009, the

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Company recognized approximately $0.1 million in interest. The Company had approximately $0.5 million for the payment of interest and penalties accrued at September 30, 2009.

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

To supplement its own generation and operating reserves, the Company engages in firm and non-firm power purchase arrangements which may vary in duration and amount based on evaluation of the Company’s resource needs and the economics of the transactions. In 2004, the Company entered into a 20-year contract, beginning in 2006, for the purchase of up to 133 MW of capacity and associated energy from SPS. The Company received notice from SPS in late 2006 that SPS had been subject to adverse regulatory action by the PUCT regarding transactions under the contract and that SPS wished to exercise its right to terminate the contract early. As a result, on January 29, 2008, the Company and SPS entered into an amendment to the contract and the contract terminated on September 30, 2009.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company entered into an agreement to purchase capacity and unit contingent energy from Shell Energy North America (“Shell”). Under the agreement, the Company provides natural gas to Pyramid Unit No. 4 where Shell has the right to convert natural gas to electric energy. The Company may schedule up to 100% of Pyramid Unit No. 4’s output, approximately 40 MW, from January 1, 2010 through December 31, 2010.

The Company entered into a 20-year contract with New Mexico SunTower, LLC (“eSolar”) on October 17, 2008. The contract is a power purchase agreement for the full capacity of a 92 MW concentrated solar plant to be built in Southern New Mexico. The plant is expected to be operational in 2011.

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

Another way in which environmental matters may impact the Company’s operations and business is the implementation of the U.S. Environmental Protection Agency’s (“EPA”) Clean Air Interstate Rule (“CAIR”) which, as applied to the Company, may result in a requirement that it substantially reduce emissions of nitrogen oxides from its power plants in Texas and/or purchase allowances representing other parties’ emissions reductions starting in 2009. These requirements become more stringent in 2015, and are anticipated to require even further emissions reductions or additional allowance purchases. On July 11, 2008, the U.S. Court of Appeals for the District of Columbia vacated CAIR in its entirety. On December 23, 2008 the DC Circuit Panel granted rehearing and remanded CAIR without vacating the original statute. As a result, the Company must comply with CAIR as written until the EPA rewrites the CAIR as required by the court’s earlier opinion. The Company has accrued $0.2 million for the purchase of allowances for the nine months ended September 30, 2009 to meet the requirement for 2009.

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

The Company analyzes the costs of its obligations arising from environmental matters on an

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ongoing basis and believes it has made adequate provision in its financial statements to meet such obligations. As a result of this analysis, the Company has a provision for environmental remediation obligations of approximately $1.2 million as of September 30, 2009, related to compliance with federal and state environmental standards. However, unforeseen expenses associated with environmental compliance or remediation may occur and could have a material adverse effect on the future operations and financial condition of the Company.

The Company incurred the following expenditures during the three, nine and twelve months ended September 30, 2009 and 2008 to comply with federal environmental statutes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2009	2008	2009	2008	2009	2008
Clean Air Act (1)	$70	$61	$663	$316	$931	$1,112
Clean Water Act (2)	315	175	446	996	693	1,093

(1)	Includes $0.3 million related to alleged excess emissions at the Rio Grande generating station discussed below for the nine and twelve months ended September 30, 2009.
(2)	Includes a $0.3 million reserve for remediation costs related to an oil discharge at the Rio Grande generating station discussed below for the three, nine and twelve months ended September 30, 2009. Excludes a $0.6 million adjustment reducing estimated remediation costs for a property previously owned by the Company for the nine and twelve months ended September 30, 2009. Includes a $0.2 million reserve for remediation costs for the Gila River Boundary Site discussed below for the twelve months ended September 30, 2009. For the twelve months ended September 30, 2008, a $0.5 million adjustment was recorded reducing the estimated costs of remediation at the Rio Grande and Copper generating stations.

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

16.29% of the site and will share in the cost of cleanup of this site. Negotiations with the EPA are ongoing and the Company has accrued $0.2 million for potential costs related to this matter.

On September 30, 2008, the State of New Mexico, acting on behalf of the New Mexico Environment Department (“NMED”), filed a complaint in New Mexico district court alleging that, on approximately 650 occasions between May 2000 and September 2005, the Company’s Rio Grande Power Station, located in Dona Ana County, New Mexico, emitted sulfur dioxide, nitrogen oxides or carbon monoxide in excess of its permitted emission rates, and failed to properly report these allegedly excess emissions. The NMED originally made these allegations in a compliance order which the NMED withdrew simultaneously with the filing of the complaint in district court. On October 27, 2008, the State of New Mexico amended its complaint to allege approximately 300 additional exceedances of permitted nitrogen dioxide and carbon monoxide emission rates and associated reporting failures between October 2005 and July 2007. The amended complaint sought civil penalties in the amount of $15,000 per day for each alleged violation. On July 30, 2009, the Company and NMED entered into a consent decree resolving all issues in this suit. In the consent decree, the Company denied any violations of air emissions standards but agreed to pay a civil penalty of $0.3 million to avoid further defense costs in this matter. In addition, the Company agreed to complete a supplemental environmental project at the Rio Grande Power Station at a cost not to exceed $0.3 million. The New Mexico district court approved the consent decree and dismissed the lawsuit on July 31, 2009.

In 2006, the Company experienced an oil discharge at the Rio Grande Power Station. The Company remediated the site by removing the contaminated soil and installing monitoring wells to monitor for the presence of hydrocarbons in the ground water. Recently, a monitoring well showed signs of contamination at levels exceeding New Mexico ground water standards. The Company notified the NMED of its findings and submitted an abatement plan to the NMED addressing the soil and ground water impacts. Upon approval of the abatement plan by the NMED, the Company will begin a detailed assessment of the site and perform further remediation of the site as appropriate. The Company has accrued $0.3 million for potential costs related to this matter.

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

In May 2007, the EPA finalized a new federal implementation plan which addresses emissions at the Four Corners Power Station in northwestern New Mexico of which the Company owns a 7% interest in Units 4 and 5. APS, the Four Corners operating agent, has filed suit against the EPA relating to this new federal implementation plan in order to resolve issues involving operating flexibility for emission opacity standards. The Company cannot predict the outcome of the suit filed against the EPA or whether compliance with the new requirements could have an adverse effect on its capital and operating costs.

On April 6, 2009, APS received a request from the EPA under Section 114 of the Clean Air Act seeking detail information regarding projects at and operations of Four Corners. APS is in the process

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

of responding to this request. The Company is unable to predict the timing or content of EPA’s response or any resulting actions.

In December 2008, El Paso notified the Company that a property purchased from the Company in May 2005 contained subsurface contamination. The Company and El Paso disposed of contaminated materials and in April 2009, the TCEQ notified the parties that no further clean-up was required. The Company’s remediation expense was less than the reserve previously established for this site, and the Company recorded a reduction in environmental expense of $0.6 million in the second quarter of 2009.

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

I. Litigation

The Company is a party to various legal actions. In many of these matters, the Company has excess casualty liability insurance, subject to applicable deductibles, that covers the various claims, actions and complaints. Based upon a review of these claims and applicable insurance coverage, to the extent that the Company has been able to reach a conclusion as to its ultimate liability, it believes that none of these claims will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

See Note B for discussion of the effects of government legislation and regulation on the Company.

J. Employee Benefits

Retirement Plans

The net periodic benefit cost recognized for the three, nine and twelve months ended September 30, 2009 and 2008 is made up of the components listed below as determined using the projected unit credit actuarial cost method (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2009	2008	2009	2008	2009	2008
Components of net periodic benefit cost:
Service cost	$1,383	$1,269	$4,150	$3,807	$5,418	$5,216
Interest cost	3,295	3,150	9,887	9,450	13,037	12,465
Expected return on plan assets	(3,860)	(3,568)	(11,580)	(10,706)	(15,107)	(13,841)
Amortization of:
Net loss	407	293	1,219	880	1,512	1,735
Prior service cost	29	29	87	87	115	115

Net periodic benefit cost	$1,254	$1,173	$3,763	$3,518	$4,975	$5,690

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the nine months ended September 30, 2009, the Company contributed $5.6 million of its projected $6.3 million 2009 annual contribution to its retirement plans.

Other Postretirement Benefits

The net periodic benefit cost recognized for the three, nine and twelve months ended September 30, 2009 and 2008 is made up of the components listed below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2009	2008	2009	2008	2009	2008
Components of net periodic benefit cost:
Service cost	$849	$790	$2,547	$2,370	$3,337	$2,865
Interest cost	1,623	1,549	4,869	4,649	6,419	5,583
Expected return on plan assets	(375)	(463)	(1,125)	(1,390)	(1,588)	(1,814)
Amortization of:
Prior service benefit	(717)	(717)	(2,152)	(2,152)	(2,869)	(2,869)
Net gain	—	(331)	—	(993)	(332)	(1,025)

Net periodic benefit cost	$1,380	$828	$4,139	$2,484	$4,967	$2,740

During the nine months ended September 30, 2009, the Company contributed $2.9 million of its projected $3.4 million 2009 annual contribution to its postretirement benefit plan.

K. Financial Instruments and Investments

FASB guidance requires the Company to disclose estimated fair values for its financial instruments. The Company has determined that cash and temporary investments, investment in debt securities, accounts receivable, decommissioning trust funds, long-term debt and financing obligations, accounts payable and customer deposits meet the definition of financial instruments. The carrying amounts of cash and temporary investments, accounts receivable, accounts payable and customer deposits approximate fair value because of the short maturity of these items. Investments in debt securities and decommissioning trust funds are carried at fair value.

The fair values of the Company’s long-term debt and financing obligations, including the current portion thereof, are based on estimated market prices for similar issues and are presented below (in thousands):

	September 30, 2009
	Carrying Amount	Estimated Fair Value
Pollution Control Bonds	$193,135	$196,914
Senior Notes	546,551	555,315
Nuclear Fuel Financing (1)	113,017	113,017

Total	$852,703	$865,246

(1)	The interest rate on the Company’s financing for nuclear fuel purchases is reset every quarter to reflect current market rates. Consequently, the carrying value approximates fair value.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Marketable Securities. The Company’s marketable securities, included in decommissioning trust funds in the balance sheets, are reported at fair value which was $130.9 million at September 30, 2009 and $111.3 million at December 31, 2008. These securities are classified as available for sale and are valued using prices and other relevant information generated by market transactions involving identical or comparable securities. The reported fair values include gross unrealized losses on marketable securities whose impairment the Company has deemed to be temporary. The tables below present the gross unrealized losses and the fair value of these securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2009 (in thousands):

	September 30, 2009
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities (1):
U.S. Government Debt Securities	$5,016	$(91)	$—	$—	$5,016	$(91)
Federal Agency Mortgage Backed Securities	1,086	(12)	43	(2)	1,129	(14)
Municipal Obligations	800	—	6,283	(133)	7,083	(133)
Corporate Obligations	420	(5)	946	(38)	1,366	(43)

Total debt securities	7,322	(108)	7,272	(173)	14,594	(281)

Common stock	15,604	(1,130)	3,274	(751)	18,878	(1,881)
Total temporarily impaired securities	$22,926	$(1,238)	$10,546	$(924)	$33,472	$(2,162)

(1)	Includes approximately 104 securities.

The Company monitors the length of time a security trades below its cost basis along with the amount and percentage of the unrealized loss in determining if a decline in fair value below cost is considered to be other than temporary. In addition, the Company will research the future prospects of individual securities as necessary. As a result of these factors, as well as the Company’s intent and ability to hold these securities until their market price recovers, these securities are considered temporarily impaired. The Company will not have a requirement to expend monies held in trust before the decommissioning of Palo Verde begins in 2024 or a later period.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The reported fair values also include gross unrealized gains on marketable securities which have not been recognized in the Company’s net income. The table below presents the unrecognized gross unrealized gains and the fair value of these securities, aggregated by investment category at September 30, 2009 (in thousands):

	September 30, 2009
	Fair Value	Unrealized Gains
Description of Securities:
Federal Agency Mortgage Backed Securities	$17,164	$673
U.S. Government Debt Securities	10,605	199
Municipal Obligations	23,214	1,173
Corporate Obligations	4,661	247

Total debt securities	55,644	2,292

Common Stock	39,533	8,593
Temporary investments	2,293	—

Total	$97,470	$10,885

The Company’s marketable securities include investments in municipal debt obligations and corporate debt obligations. The contractual year for maturity of these available-for-sale securities as of September 30, 2009 is as follows (in thousands):

	Total	2010	2011 through 2014	2015 through 2019	2020 and Beyond
Municipal Debt Obligations	$30,297	$2,533	$10,941	$10,270	$6,553
Corporate Debt Obligations	6,027	528	2,497	2,599	403
U.S. Government Debt Securities and Federal Agency Mortgage Backed Securities	33,914	1,628	8,926	4,432	18,928

The Company has recognized impairment losses on certain of its securities deemed to be other than temporary and, in accordance with FASB guidance, these impairment losses have been recognized in net income and a new cost basis has been established for these securities. For the three, nine and twelve months ended September 30, 2009, $0.3 million, $5.4 million and $9.7 million of gross impairments deemed to be other than temporary were recognized in the consolidated statement of operations. For the three, nine and twelve months ended September 30, 2008, $2.2 million, $3.5 million and $3.5 million of gross impairments were deemed to be other than temporary and recognized in the consolidated statement of operations.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s marketable securities in its decommissioning trust funds are sold from time to time and the Company uses the specific identification basis to determine the amount of gain or loss. Gains or losses previously recognized in accumulated other comprehensive income are reclassified into net income. The proceeds from the sale of these securities during the three and nine months ended September 30, 2009, and the related effects of realized and unrealized gains and losses on pre-tax income are as follows (in thousands):

	Three Months Ended	Nine Months Ended
Proceeds from sales of available-for-sale securities	$31,259	$52,071

Gross realized gains	$109	$397
Gross realized losses	(2,324)	(4,195)
Unrealized gains (losses) net of previous losses realized	2,420	(1,268)

Net gains (losses) in pre-tax income	$205	$(5,066)

Net unrealized holding gains included in accumulated other comprehensive income	$8,880	$11,238
Net losses reclassified out of accumulated other comprehensive income	(205)	5,066

Net gains in other comprehensive income	$8,675	$16,304

Fair Value Measurements. FASB guidance requires the Company to provide expanded quantitative disclosures for financial assets and liabilities recorded on the balance sheet at fair value. Financial assets carried at fair value include the Company’s decommissioning trust investments and investments in debt securities. The Company has no liabilities that are measured at fair value on a recurring basis. The FASB guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2009, the Company had $4.0 million invested in debt securities which consisted of two $2.0 million investments in auction rate securities maturing in 2042 and 2044. The Company classifies these securities as trading securities. These auction rate securities are collateralized with student loans which are re-insured by the Department of Education as part of the Federal Family Education Loan Program (“FFELP”) and have credit ratings of “A” by Standard & Poors and “A2” by Moody’s. The principal on the securities can be realized at maturity, sold in a successful auction, or sold in the secondary market. Interest rates on the auction rate securities are reset every 28 days. At September 30, 2009 upon a failed auction, the maximum interest rates were based upon the interest paid on the student loan portfolio, less service costs and one month LIBOR plus 2.5%. At September 30, 2009, the interest rates were 1.746% to 2.754%.

The auction process historically provided a liquid market to sell the securities to meet cash requirements. These auction rate securities had successful auctions through January 2008. However, since February 2008, auctions for these securities have not been successful, resulting in the inability to liquidate these investments. The Company’s valuation as of September 30, 2009 is based upon the average of a discounted cash flow model valuation and a market comparables method.

The discounted cash flow model valuation is based on expected cash flows using the maximum expected interest rates discounted by an expected yield reflecting illiquidity and credit risk. In order to more accurately forecast cash flows, treasury and LIBOR yield curves were created using swap rates, data provided on the U.S. Department of the Treasury website and the British Banker’s Association website. After thorough analysis, future cash flows were projected based on interest rate models over a term, which was based on an estimate of the weighted average life of the student loan portfolio within the issuing trusts. The applied discount yield was based on the applicable forward LIBOR rate and a yield spread of 484 basis points based on the securities’ (i) credit risk, (ii) illiquidity, (iii) subordinated status, (iv) interest rate limitations, and (v) FFELP guarantees.

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

The securities in the Company’s decommissioning trust funds are valued using prices and other relevant information generated by market transactions involving identical or comparable securities. FASB guidance identifies this valuation technique as the “market approach” with observable inputs. The Company analyzes available-for-sale securities to determine if losses are other than temporary.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair value of the Company’s decommissioning trust funds and investments in debt securities, at September 30, 2009, and the level within the three levels of the fair value hierarchy defined by FASB guidance are presented in the table below (in thousands):

Description of Securities	Fair Value as of September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading Securities:
Investments in Debt Securities	$2,514	$—	$—	$2,514

Available for Sale Securities:
Decommissioning Trust Funds:
U.S. Government Debt Securities	$15,621	$15,621	$—	$—
Federal Agency Mortgage Backed Securities	18,293	—	18,293	—
Municipal Bonds	30,297	—	30,297	—
Corporate Asset Backed Obligations	6,027	—	6,027	—

Total Debt Securities	70,238	15,621	54,617	—

Common Stock	58,411	58,411	—	—
Cash and Cash Equivalents	2,293	2,293	—	—

Total Decommissioning Trust Funds	$130,942	$76,325	$54,617	$—

The change in the fair value of the investments in debt securities resulted in a credit to income of $0.1 million and $0.3 million for the three and nine months ended September 30, 2009, respectively, and a charge to income of $0.4 million for the twelve months ended September 30, 2009. For the three, nine and twelve months ended September 30, 2008, the decline in the fair value of the investments in debt securities resulted in a charge to income of $0.1 million, $1.1 million and $1.1 million, respectively. These amounts are reflected in the Company’s consolidated statement of operations as an adjustment to investment and interest income. Below is a reconciliation of the beginning and ending balances of the investments in debt securities (in thousands):

	2009	2008
Balance at January 1	$2,264	$—
Transfers into Level 3 (1)	—	4,000
Unrealized gain (loss) in fair value recognized in income	(52)	(529)

Balance at March 31	2,212	3,471
Unrealized gain (loss) in fair value recognized in income	213	(442)

Balance at June 30	2,425	3,029
Unrealized gain (loss) in fair value recognized in income	89	(97)

Balance at September 30	$2,514	$2,932

(1)	Amounts presented as being transferred in are based on the fair value at the beginning of the period.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

E1 Paso Electric Company:

We have reviewed the consolidated balance sheet of El Paso Electric Company and subsidiary as of September 30, 2009, the related consolidated statements of operations and comprehensive operations for the three-month, nine-month and twelve-month periods ended September 30, 2009 and 2008, and the related consolidated statements of cash flows for the nine-month periods ended September 30, 2009 and 2008. These consolidated financial statements are the responsibility of the Company’s management.

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
November 6, 2009

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

These forward-looking statements involve known and unknown risks that may cause our actual results in future periods to differ materially from those expressed in any forward-looking statement. Factors that would cause or contribute to such differences include, but are not limited to, such things as:

•	our rates in Texas following the five-year moratorium on rate increases which ends June 30, 2010,

•	our rates in New Mexico pending the final order by NMPRC in the rate case filed on May 29, 2009,

•	any changes in our New Mexico fuel and purchased power adjustment clause after the 2009 continuation filing,

•	loss of margins on off-system sales due to changes in wholesale power prices or availability of competitive generation resources,

•	ability of our operating partners to maintain plant operations and manage operation and maintenance costs at the Palo Verde and Four Corners Plants,

•	reductions in output at generation plants operated by the Company,

•	unscheduled outages including outages at Palo Verde,

•	the size of our construction program and our ability to complete construction on budget and on a timely basis,

•	electric utility deregulation or re-regulation,

•	regulated and competitive markets,

•	ongoing municipal, state and federal activities,

•	economic and capital market conditions,

•	changes in accounting requirements and other accounting matters,

•	changing weather trends,

•	rates, cost recoveries and other regulatory matters including the ability to recover fuel costs on a timely basis,

•	changes in environmental regulations,

•	political, legislative, judicial and regulatory developments,

•	the impact of lawsuits filed against us,

•	the impact of changes in interest rates,

•	changes in, and the assumptions used for, pension and other post-retirement and post-employment benefit liability calculations, as well as actual and assumed investment returns on pension plan assets,

•	the impact of changing cost escalation and other assumptions on our nuclear decommissioning liability for Palo Verde,

•	Texas, New Mexico and electric industry utility service reliability standards,

•	homeland security considerations,

•	coal, uranium, natural gas, oil and wholesale electricity prices and availability, and

•	other circumstances affecting anticipated operations, sales and costs.

These lists are not all-inclusive because it is not possible to predict all factors. A discussion of some of these factors is included in this document under the heading “Risk Factors” and in the 2008 Form 10-K under the headings “Management’s Discussion and Analysis” “-Summary of Critical Accounting Policies and Estimates” and “-Liquidity and Capital Resources.” This report should be read in its entirety. No one section of this report deals with all aspects of the subject matter. Any forward-looking statement speaks only as of the date such statement was made, and we are not obligated to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made except as required by applicable laws or regulations.

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

Summary

The following is an overview of our results of operations for the three, nine and twelve month periods ended September 30, 2009 and 2008. Income for the three, nine and twelve month periods ended September 30, 2009 and 2008 is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2009	2008	2009	2008	2009	2008
Net income (in thousands)	$33,932	$33,074	$58,972	$66,796	$69,797	$80,743
Basic earnings per share	0.76	0.74	1.31	1.49	1.56	1.80

The following table and accompanying explanations show the primary factors affecting the after-tax change in income between the 2009 and 2008 periods presented (in thousands):

	Three Months Ended	Nine Months Ended	Twelve Months Ended
September 30, 2008 net income	$33,074	$66,796	$80,743
Change in (net of tax):
Increased retail non-fuel base revenues (a)	6,859	6,200	3,547
Decreased (increased) investment and interest income (b)	1,407	(1,687)	(2,520)
Decreased (increased) interest on long-term debt (c)	244	(3,182)	(6,199)
Decreased off-system sales margins retained (d)	(1,939)	(6,353)	(4,669)
Deregulated Palo Verde Unit 3 revenues (e)	(1,766)	(4,175)	1,328
Decreased (increased) administrative and general expense (f)	(1,499)	(941)	1,178
Increased Palo Verde operations and maintenance expense (g)	(740)	(30)	(1,928)
Decreased (increased) operations and maintenance expense at coal and gas-fired generating plants (h)	(347)	1,245	1,107
Increased (decreased) AFUDC and capitalized interest (i)	(279)	1,270	1,425
Other	(1,082)	(171)	(4,215)

September 30, 2009 net income	$33,932	$58,972	$69,797

(a)	Non-fuel retail base revenues increased for the three, nine, and twelve month periods ending September 30, 2009 compared to the same periods last year primarily due to a 13.6%, 5.8%, and 4.2% increase in kWh sales to residential customers. Non-fuel retail base revenues exclude fuel recovered through New Mexico base rates.
(b)	Investment and interest income increased for the three month period ended September 30, 2009 compared to the same period last year primarily due to reduced impairments and losses on equity securities in our Palo Verde decommissioning trust funds. Investment and interest income decreased for the nine and twelve month periods in 2009 compared to the same periods last year due to increased impairments of equity securities in our Palo Verde decommissioning trust funds in the current periods.
(c)	Interest expense on long-term debt increased for the nine and twelve month periods ended September 30, 2009 due to the issuance of $150 million of 7.5% Senior Notes in June 2008 and to a smaller extent higher interest rates on auction rate pollution control bonds. The auction rate pollution control bonds were refunded and reissued at a fixed interest rate of 7.25% on March 26, 2009.
(d)	Off-system sales margins retained decreased primarily as lower market prices resulted in reduced margins per MWh for all periods. For the three and nine month periods ended September 30, 2009, off-system sales margins retained also decreased due to declines in MWh sold.
(e)	Revenues from retail sales of deregulated Palo Verde Unit 3 power decreased for the three and nine month periods ended September 30, 2009 compared to the same periods last year due to a lower proxy market price. For the nine month period the decrease was also due to decreased production at Palo Verde Unit 3 due mostly to a refueling outage in April and May 2009. Increased revenues from sales of deregulated Palo Verde Unit 3 power for the twelve months ended September 30, 2009 reflects increased Palo Verde Unit 3 power sold to retail customers.
(f)	Administrative and general expense increased for the three and nine month periods ended September 30, 2009 compared to the same periods in 2008 due to increased accruals for employee incentive compensation and increased pension and benefit costs related to increased costs associated with postretirement benefits and medical insurance. Administrative and general expense decreased for the twelve months ended September 30, 2009 compared to the same period in 2008 due to reduced rent and general maintenance costs.
(g)	Palo Verde non-fuel operations and maintenance expenses increased for the three periods ended September 30, 2009 compared to the same periods last year due to higher Palo Verde administrative and general expense in 2009. The increase for the three month period was partially offset by a decrease in operating costs at all three units in the current period. The increase for the nine month period was partially offset by lower maintenance costs during the Spring 2009 refueling outage for Unit 3 compared to the Spring 2008 refueling outage for Unit 2.
(h)	Operation and maintenance costs decreased at our fossil-fueled generating plants for the nine and twelve month periods ended September 30, 2009 compared to the same periods in 2008 as more planned major maintenance was performed in the 2008 periods than was performed in the 2009 periods.
(i)	AFUDC (allowance for funds used during construction) and capitalized interest increased for the nine and twelve month periods ended September 30, 2009 due to increased construction work in progress subject to AFUDC partially offset by lower capitalized interest on nuclear fuel due to lower interest rates.

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

Retail non-fuel base revenue percentages by customer class are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2009	2008	2009	2008	2009	2008
Residential	44%	43%	41%	40%	40%	39%
Commercial and industrial, small	34	36	36	37	37	37
Commercial and industrial, large	7	7	7	8	7	8
Sales to public authorities	15	14	16	15	16	16

Total retail non-fuel base revenues	100%	100%	100%	100%	100%	100%

No retail customer accounted for more than 2% of our non-fuel revenues during such periods. As shown in the table above, residential and small commercial customers comprise more than 75% of our revenues. While this customer base is more stable, it is also more sensitive to changes in weather conditions. As a result, our business is seasonal, with higher kWh sales and revenues during the summer cooling season.

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

	Three Months Ended September 30,		10-Year Average	Nine Months Ended September 30,		10-Year Average	Twelve Months Ended September 30,		10-Year Average*
	2009	2008		2009	2008		2009	2008
Heating degree days	2	1	1	1,114	1,275	1,266	2,027	2,186	2,295
Cooling degree days	1,601	1,147	1,441	2,651	2,160	2,453	2,744	2,330	2,502

*	Calendar year basis.

Customer growth is a primary driver of the growth of retail sales. The average number of retail customers grew more than 1.7% for all three periods in 2009 when compared to the same periods last year. See the tables presented on pages 41, 42 and 43 which provide detail on the average number of retail customers and the related revenues and kWh sales.

Retail non-fuel base revenues. Retail non-fuel base revenues increased by $10.9 million or 8.1% for the three months ended September 30, 2009 when compared to the same period last year reflecting a 13.6% increase in kWh sales to residential customers and a 6.1% increase in kWh sales to other public authorities. Non-fuel base revenues from residential customers increased $7.3 million, or 12.8% and non-fuel base revenues from public authorities increased $2.5 million, or 13.1%. Increased kWh sales to residential customers in the third quarter of 2009 were the result of hotter summer weather and 1.8% growth in the average number of customers served. During the third quarter of 2009, cooling degree days were 40% above the same period in 2008 and 11% above the 10-year average. Kilowatt-hour sales to public authorities reflect increased sales to Ft. Bliss and White Sands Missile Range. Kilowatt-hour sales to other public authorities were also positively affected by the hotter summer weather. The increase in revenues was partially offset by recession-related declines in revenues from large commercial and industrial customers of $0.3 million or 3.0% due to a 5.8% decrease in kWh sales compared to the same quarter in 2008.

For the nine months ended September 30, 2009, retail non-fuel base revenues increased by $9.8 million, or 2.7%, primarily reflecting an increase of 5.8% in kWh sales to residential customers and a 2.5% increase in kWh sales to public authorities. These increases reflected the hotter summer weather in 2009 as well as increased sales to Ft. Bliss and White Sands Missile Range. Cooling degree days were 23% above the same period in 2008 and 8% above the 10-year average. The increase in kWh sales to residential customers also reflects 1.7% growth in the average number of customers served. These increases were partially offset by a recession-related decline in sales to large commercial and industrial customers. Revenues from large commercial and industrial customers decreased $2.1 million, or 7.4% in the nine months ended September 30, 2009 compared to the same period in 2008.

Retail non-fuel base revenues for the twelve months ended September 30, 2009 increased by $5.6 million, or 1.2%, compared to the same period in 2008 primarily reflecting an increase of 4.2% in kWh sales to residential customers. Non-fuel base revenues from residential customers increased $8.3 million, or 4.5%. Increased kWh sales to residential customers during the twelve months ended September 30, 2009 compared to the same period in 2008 are the result of hotter summer weather in 2009 and 1.7% growth in the average number of customers served. During the twelve months ended September 30, 2009, cooling degree days were 18% above the same period in 2008 and 10% above the 10-year average. Kilowatt-hour sales to public authorities reflect increased sales to Ft. Bliss and White Sands Missile Range. Kilowatt-hour sales to other public authorities were also positively affected by the hotter summer weather as non-fuel base revenues from public authorities increased $0.6 million, or 0.7%. The increase in revenues was partially offset by recession-related declines in revenues from large commercial and industrial customers of $3.5 million or 9.3%. Kilowatt-hour sales to large commercial and industrial customers in the twelve month period ending September 30, 2009 decreased approximately 16.4% compared to the same period in 2008.

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

Natural gas prices have decreased significantly since August 2008 resulting in decreases in fuel costs and purchased power costs. As a result, we over-collected fuel costs for all three jurisdictions by $23.0 million, $59.7 million, and $75.5 million in the three, nine, and twelve month periods ending September 30, 2009 compared to under-recoveries of fuel costs during the same periods last year of $15.8 million, $58.6 million, and $63.5 million. In 2008, we implemented two fuel surcharges in Texas to collect fuel under-recovery balances in 2008. Both of these surcharges were terminated effective with May 2009 billings. In addition, on July 30, 2009, we received approval from the PUCT to reduce our fixed fuel factor in Texas effective in August 2009. At September 30, 2009, we had a fuel over-recovery balance of $27.8 million, including a $23.1 million over-recovery in Texas, a $4.5 million over-recovery in New Mexico, and a $0.2 million over-recovery from our FERC customer. On October 22, 2009, we received approval from the PUCT to refund fuel over recoveries through August 2009 of $16.8 million and interest to customers in November and December 2009.

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

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2009	2008	2009	2008	2009	2008
MWh sales	715,641	891,632	2,408,122	2,568,437	3,346,455	3,059,328
Sales revenues	$28,349	$63,371	$89,430	$186,970	$134,960	$215,723
Fuel cost	$25,314	$56,233	$78,530	$162,656	$118,895	$189,811
Total margin	$3,035	$7,138	$10,900	$24,314	$16,065	$25,912
Retained margin	$2,278	$5,355	$8,178	$18,262	$12,052	$19,464

Off-system sales revenues decreased in the three, nine, and twelve month periods ended September 30, 2009 when compared to the same periods last year as a result of lower average market prices for power. Market power prices reflect lower natural gas prices in 2009. Off-system sales revenues also decreased in the three and nine month periods in 2009 compared to the same periods in 2008 due to decreased MWh sales. Customers are credited 25% of the off-system sales margins through fuel recovery mechanisms pursuant to rate agreements in each jurisdiction. Prior to April 1, 2008, we retained 100% of off-system sales margins allocated to our sales for resale customer.

Comparisons of kWh sales and operating revenues are shown below (in thousands):

			Increase (Decrease)
Quarter Ended September 30:	2009	2008	Amount	Percent
kWh sales:
Retail:
Residential	779,282	686,247	93,035	13.6%
Commercial and industrial, small	667,321	655,669	11,652	1.8
Commercial and industrial, large	278,158	295,298	(17,140)	(5.8)
Sales to public authorities	419,487	395,313	24,174	6.1

Total retail sales	2,144,248	2,032,527	111,721	5.5

Wholesale:
Sales for resale	18,215	14,981	3,234	21.6
Off-system sales	715,641	891,632	(175,991)	(19.7)

Total wholesale sales	733,856	906,613	(172,757)	(19.1)

Total kWh sales	2,878,104	2,939,140	(61,036)	(2.1)

Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$64,833	$57,485	$7,348	12.8%
Commercial and industrial, small	50,017	48,714	1,303	2.7
Commercial and industrial, large	9,358	9,648	(290)	(3.0)
Sales to public authorities	21,867	19,341	2,526	13.1

Total retail non-fuel base revenues	146,075	135,188	10,887	8.1

Wholesale:
Sales for resale	753	411	342	83.2

Total non-fuel base revenues	146,828	135,599	11,229	8.3

Fuel revenues:
Recovered from customers during the period	59,373	58,791	582	1.0 (1)
Under (over) collection of fuel	(23,038)	15,784	(38,822)	—
New Mexico fuel in base rates	21,171	20,317	854	4.2

Total fuel revenues	57,506	94,892	(37,386)	(39.4)
Off-system sales	28,349	63,371	(35,022)	(55.3)
Other	8,215	7,937	278	3.5 (2)

Total operating revenues	$240,898	$301,799	$(60,901)	(20.2)

Average number of retail customers:
Residential	326,816	321,004	5,812	1.8%
Commercial and industrial, small	36,158	35,977	181	0.5
Commercial and industrial, large	50	51	(1)	(2.0)
Sales to public authorities	4,938	4,902	36	0.7

Total	367,962	361,934	6,028	1.7

(1)	Excludes $8.4 million in 2008 of prior periods deferred fuel revenues recovered through Texas fuel surcharges.
(2)	Represents revenues with no related kWh sales.

			Increase (Decrease)
Nine Months Ended September 30:	2009	2008	Amount	Percent
kWh sales:
Retail:
Residential	1,837,915	1,736,637	101,278	5.8%
Commercial and industrial, small	1,726,286	1,731,243	(4,957)	(0.3)
Commercial and industrial, large	756,333	874,392	(118,059)	(13.5)
Sales to public authorities	1,126,864	1,099,000	27,864	2.5

Total retail sales	5,447,398	5,441,272	6,126	0.1

Wholesale:
Sales for resale	47,173	40,734	6,439	15.8
Off-system sales	2,408,122	2,568,437	(160,315)	(6.2)

Total wholesale sales	2,455,295	2,609,171	(153,876)	(5.9)

Total kWh sales	7,902,693	8,050,443	(147,750)	(1.8)

Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$153,097	$144,457	$8,640	6.0%
Commercial and industrial, small	133,569	132,887	682	0.5
Commercial and industrial, large	25,926	27,995	(2,069)	(7.4)
Sales to public authorities	58,985	56,396	2,589	4.6

Total retail non-fuel base revenues	371,577	361,735	9,842	2.7

Wholesale:
Sales for resale	1,635	1,306	329	25.2

Total non-fuel base revenues	373,212	363,041	10,171	2.8

Fuel revenues:
Recovered from customers during the period	157,281	144,420	12,861	8.9 (1)
Under (over) collection of fuel	(59,679)	58,556	(118,235)	—
New Mexico fuel in base rates	52,975	53,042	(67)	(0.1)

Total fuel revenues	150,577	256,018	(105,441)	(41.2)
Off-system sales	89,430	186,970	(97,540)	(52.2)
Other	21,764	20,415	1,349	6.6 (2)

Total operating revenues	$634,983	$826,444	$(191,461)	(23.2)

Average number of retail customers:
Residential	325,300	319,709	5,591	1.7%
Commercial and industrial, small	35,946	35,737	209	0.6
Commercial and industrial, large	49	53	(4)	(7.5)
Sales to public authorities	4,935	4,876	59	1.2

Total	366,230	360,375	5,855	1.6

(1)	Excludes $16.3 million and $13.3 million, respectively, of prior periods deferred fuel revenues recovered through Texas fuel surcharges.
(2)	Represents revenues with no related kWh sales.

			Increase (Decrease)
Twelve Months Ended September 30:	2009	2008	Amount	Percent
kWh sales:
Retail:
Residential	2,329,116	2,234,287	94,829	4.2%
Commercial and industrial, small	2,250,628	2,262,008	(11,380)	(0.5)
Commercial and industrial, large	984,218	1,177,032	(192,814)	(16.4)
Sales to public authorities	1,476,518	1,439,104	37,414	2.6

Total retail sales	7,040,480	7,112,431	(71,951)	(1.0)

Wholesale:
Sales for resale	56,587	49,889	6,698	13.4
Off-system sales	3,346,455	3,059,328	287,127	9.4

Total wholesale sales	3,403,042	3,109,217	293,825	9.5

Total kWh sales	10,443,522	10,221,648	221,874	2.2

Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$193,440	$185,156	$8,284	4.5%
Commercial and industrial, small	175,275	174,990	285	0.2
Commercial and industrial, large	34,249	37,743	(3,494)	(9.3)
Sales to public authorities	77,016	76,461	555	0.7

Total retail non-fuel base revenues	479,980	474,350	5,630	1.2

Wholesale:
Sales for resale	1,975	1,664	311	18.7

Total non-fuel base revenues	481,955	476,014	5,941	1.2

Fuel revenues:
Recovered from customers during the period	211,153	187,993	23,160	12.3 (1)
Under (over) collection of fuel	(75,483)	63,506	(138,989)	—
New Mexico fuel in base rates	68,564	69,030	(466)	(0.7)

Total fuel revenues	204,234	320,529	(116,295)	(36.3)
Off-system sales	134,960	215,723	(80,763)	(37.4)
Other	26,320	25,372	948	3.7 (2)

Total operating revenues	$847,469	$1,037,638	$(190,169)	(18.3)

Average number of retail customers:
Residential	324,515	318,973	5,542	1.7%
Commercial and industrial, small	35,923	35,566	357	1.0
Commercial and industrial, large	50	53	(3)	(5.7)
Sales to public authorities	4,935	4,868	67	1.4

Total	365,423	359,460	5,963	1.7

(1)	Excludes $29.0 million and $13.3 million, respectively, of deferred fuel revenues recovered through Texas fuel surcharges.
(2)	Represents revenues with no related kWh sales.

Energy expenses

Our sources of energy include electricity generated from our nuclear, natural gas and coal generating plants and purchased power. Palo Verde represents approximately 42% of our available net generating capacity and approximately 59%, 62% and 61% of our Company generated energy for the three, nine and twelve months ended September 30, 2009, respectively. Recent decreases in the price of natural gas which also influences the price of purchased power have had a significant impact on our cost of energy in each of the three, nine, and twelve month periods ended September 30, 2009.

Our energy expenses decreased $66.7 million or 45% for the three months ended September 30, 2009 when compared to 2008 primarily due to (i) decreased natural gas costs of $41.4 million primarily due to a 46% decrease in the average price of natural gas and a 6% decrease in MWhs generated with natural gas, and (ii) decreased costs of purchased power of $25.4 million due to a 47% decrease in market prices for power. The table below details the sources and costs of energy for the three months ended September 30, 2009 and 2008.

	Three Months Ended September 30,
	2009			2008
Fuel Type	Cost	MWh	Cost per MWh	Cost	MWh	Cost per MWh
	(in thousands)			(in thousands)
Natural gas	$42,503	782,861	$54.29	$83,884	835,924	$100.35
Coal	2,956	168,755	17.52	4,172	210,587	19.81
Nuclear	8,492	1,379,943	6.15	7,176	1,332,861	5.38

Total	53,951	2,331,559	23.14	95,232	2,379,372	40.02
Purchased power	27,878	726,433	38.38	53,259	730,239	72.93

Total energy	$81,829	3,057,992	26.76	$148,491	3,109,611	47.75

Our energy expenses decreased $187.1 million or 45% for the nine months ended September 30, 2009 when compared to 2008 primarily due to (i) decreased natural gas costs of $105.7 million due to a 40% decrease in the average price of natural gas and a 15% decrease in MWhs generated with natural gas, and (ii) decreased costs of purchased power of $84.3 million due to a 47% decrease in market prices for power and a 6% decrease in the MWhs purchased. Increased MWhs generated from our less expensive coal and nuclear plants allowed us to reduce MWhs generated from our more expensive gas-fired plants. The table below details the sources and costs of energy for the nine months ended September 30, 2009 and 2008.

	Nine Months Ended September 30,
	2009			2008
Fuel Type	Cost	MWh	Cost per MWh	Cost	MWh	Cost per MWh
	(in thousands)			(in thousands)
Natural gas	$107,494	1,796,812	$59.82	$213,206	2,126,202	$100.28
Coal	9,835	554,711	17.73	10,178	495,099	20.56
Nuclear	22,798	3,826,096	5.96	19,583	3,598,148	5.44

Total	140,127	6,177,619	22.68	242,967	6,219,449	39.07
Purchased power	85,571	2,168,446	39.46	169,835	2,300,865	73.81

Total energy	$225,698	8,346,065	27.04	$412,802	8,520,314	48.45

Our energy expenses decreased $196.2 million or 39% for the twelve months ended September 30, 2009 when compared to 2008 primarily due to (i) decreased natural gas costs of $122.4 million due to a 35% decrease in the average price of natural gas and a 17% decrease in MWhs generated with natural gas, and (ii) decreased costs of purchased power of $79.3 million due to a 41% decrease in market prices for power. Increased MWhs generated from our less expensive coal and nuclear plants allowed us to reduce MWhs generated from our more expensive gas-fired plants. The table below details the sources and costs of energy for the twelve months ended September 30, 2009 and 2008.

	Twelve Months Ended September 30,
	2009			2008
Fuel Type	Cost	MWh	Cost per MWh	Cost		MWh	Cost per MWh
	(in thousands)			(in thousands)
Natural gas	$144,655	2,350,294	$61.55	$267,096	(a)	2,817,919	$94.78
Coal	13,177	780,563	16.88	12,714		699,798	18.17
Nuclear	29,144	4,850,788	6.01	24,099		4,373,226	5.51

Total	186,976	7,981,645	23.43	303,909		7,890,943	38.51
Purchased power	126,219	3,019,977	41.79	205,487		2,922,166	70.32

Total energy	$313,195	11,001,622	28.47	$509,396		10,813,109	47.11

(a)	Excludes a refund of $2.7 million of gas transmission reservation costs recorded in the fourth quarter of 2007.

Other operations expense

Other operations expense increased $5.8 million, or 11.8%, for the three months ended September 30, 2009 compared to the same period last year primarily due to (i) increased administrative and general expense of $2.5 million due to higher accruals for employee incentive compensation and increased pension and benefits cost related to increased costs of postretirement benefits and medical insurance; (ii) increased Palo Verde operations expense of $0.8 million; (iii) increased operations expense at our fossil-fueled generating plants of $0.7 million; and (iv) increased transmission and distribution operating expense of $0.6 million.

Other operations expense increased $9.0 million, or 6.2%, for the nine months ended September 30, 2009 compared to the same period last year primarily due to (i) increased Palo Verde operations expense of $2.7 million, (ii) increased administrative and general expense of $2.7 million due to increased employee benefit costs related to a $1.7 million increase in postretirement benefit costs and a $0.5 million increase in accrued employee incentive compensation; (iii) increased operations expense at our fossil-fueled generating plants of $1.4 million; and (iv) increased transmission and distribution operating expense of $1.0 million.

Other operations expense increased $8.0 million, or 4.0%, for the twelve months ended September 30, 2009 compared to the same period last year primarily due to (i) increased Palo Verde operations expense of $5.7 million, (ii) increased operations expense at our fossil-fueled generating plants of $1.8 million and (iii) increased transmission and distribution operations expense of $1.3 million.

Maintenance expense

Maintenance expense decreased approximately 1% for the three months ended September 30, 2009 compared to the same period last year. Maintenance expense decreased $8.4 million, or 16.7%, for the nine months ended September 30, 2009 compared to the same period last year primarily due to (i) decreased maintenance expense at our fossil-fueled generating plants of $3.3 million as a result of the timing of planned maintenance, (ii) decreased Palo Verde maintenance expense of $2.7 million due to decreased maintenance expenses associated with the Spring refueling outage in 2009 compared to the Spring refueling outage in 2008, (iii) decreased administrative and general maintenance expense of $1.2 million primarily due to the reversal of a reserve for environmental remediation costs, and (iv) decreased maintenance expense for distribution plant of $1.1 million.

Maintenance expense decreased $8.6 million, or 12.7%, for the twelve months ended September 30, 2009 compared to the same period last year primarily due to (i) decreased maintenance expense at our fossil-fueled generating plants of $3.6 million as a result of the timing of planned maintenance, (ii) decreased Palo Verde maintenance expense of $2.6 million due to decreased maintenance expenses associated with the Spring refueling outages in 2009 compared to 2008, and (iii) decreased maintenance expense for distribution plant of $1.9 million.

Depreciation and amortization expense

Depreciation and amortization expense increased $0.4 million for the three months ended September 30, 2009 compared to the same period last year due to increases in depreciable plant balances partially offset by the completion of the amortization of certain fair value adjustments in December 2008. Depreciation and amortization expense decreased $0.6 million for the nine months ended September 30, 2009 compared to the same period last year primarily due to completing the amortization of certain fair value adjustments in December 2008. Depreciation and amortization expense increased $0.9 million for the twelve months ended September 30, 2009 compared to the same period last year due to increases in depreciable plant balances partially offset by the completion of the amortization of certain fair value adjustments in December 2008.

Taxes other than income taxes

Taxes other than income taxes increased $0.4 million, or 2.8%, for the three months ended September 30, 2009 compared to the same period last year primarily due to higher revenue-related taxes in Texas resulting from higher taxable retail revenues and increased property taxes accruals for New Mexico and Texas. Taxes other than income taxes increased $1.3 million, or 3.5%, for the nine months ended September 30, 2009 compared to the same period last year primarily due to higher revenue-related taxes in Texas resulting from a higher fixed fuel factor and the collection of fuel surcharges. Taxes other than income taxes increased $2.7 million, or 5.6%, for the twelve months ended September 30, 2009 compared to the same period last year primarily due to higher revenue related taxes in Texas and increased property taxes in all jurisdictions.

Other income (deductions)

Other income (deductions) increased $1.4 million for the three months ended September 30, 2009 compared to the same period last year due to a decrease of $2.5 million in impairments and losses on equity securities in our Palo Verde decommissioning trust funds for the three month period in 2009 when compared to the same period last year. The increase in other income (deductions) was partially offset by decreased interest income related to the interest earned on the Texas surcharge in 2008 and decreased allowance for equity funds used during construction (“AEFUDC”) due to lower balances of construction work in progress in the three months ended September 30, 2009 when compared to the same period last year.

Other income (deductions) decreased $0.1 million for the nine months ended September 30, 2009 compared to the same period last year as increased impairments and losses on equity securities in our Palo Verde decommissioning trust funds were offset by increased AEFUDC due to higher balances of construction work in progress in 2009.

Other income (deductions) increased $1.2 million for the twelve months ended September 30, 2009 compared to the same period last year due to (i) increased AEFUDC of $1.8 million due to higher balances of construction work in progress in 2009, (ii) an increase in miscellaneous non-operating income of $2.2 million primarily related to an increase in the cash surrender value of key-man life insurance policies from a 10-year interest rate adjustment and the settlement of a death benefit in the last quarter of 2008, and (iii) an $0.8 million increase in interest income included in fuel surcharges. The increase was partially offset by an increase of $2.8 million in impairments and losses on equity securities in our Palo Verde decommissioning trust funds for the twelve month period in 2009 when compared to the same period last year.

Interest charges (credits)

Interest charges (credits) increased $0.5 million, or 5.3%, for the three months ended September 30, 2009 compared to the same period last year primarily due to an $0.8 million interest refund from the IRS recorded in the third quarter of 2008 with no comparable activity in the third quarter of 2009.

Interest charges (credits) increased $5.7 million, or 20.7%, for the nine months ended September 30, 2009 compared to the same period last year primarily due to (i) a $4.8 million increase in interest related to the issuance of our 7.5% Senior Notes in June 2008, and (ii) a $2.1 million increase in interest on our auction rate pollution control bonds. These auction rate pollution control bonds were refunded and reissued at a fixed interest rate of 7.25% on March 26, 2009. The increase in interest charges (credits) was partially offset by a $1.9 million increase in AFUDC as a result of increased construction work in progress subject to AFUDC.

Interest charges (credits) for the twelve month period ended September 30, 2009 increased $11.8 million, or 33.5%, compared to the same period last year primarily due to (i) a $7.6 million increase in interest related to the issuance of our 7.5% Senior Notes in June 2008, and (ii) a $4.6 million increase in interest related to our auction rate pollution control bonds discussed above. The increase in interest charges (credits) was partially offset by a $2.0 million increase in AFUDC as a result of increased construction work in progress subject to AFUDC.

Income tax expense

Income tax expense decreased by $0.6 million, or 3.4%, in the third quarter of 2009 compared to the third quarter of 2008 as a result of adjustments to state and federal income taxes associated with tax adjustments in 2008 to reflect the IRS settlement for tax years 1999 through 2004. Income tax expense decreased by $3.5 million, or 10.1%, in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily due to decreased pre-tax income. Income tax expense increased $0.7 million, or 2.2%, in the twelve months ended September 30, 2009 compared to the same period last year as income taxes for the twelve months ended September 30, 2008 were reduced for adjustments in the fourth quarter of 2007 to income tax accruals related to prior years including an adjustment to deferred income taxes associated with the accrual of other post-retirement benefits. This increase was offset by lower taxes due to the decrease in pre-tax income.

New Accounting Standards

In June 2009, the FASB approved its Accounting Standards Codification (the “Codification”) as the exclusive authoritative reference for U.S. Generally Accepted Accounting Principles (“GAAP”) to be applied by nongovernmental entities. The FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”). The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the Codification effective July 1, 2009 without a significant impact on our consolidated financial statements.

Effective January 1, 2009, we adopted FASB guidance which requires a public entity to include share-based compensation awards that qualify as participating securities in both basic and diluted earnings per share. A share-based compensation award is considered a participating security if it receives non-forfeitable dividends or may participate in undistributed earnings with common stock. We award unvested restricted stock which are participating securities and have reflected the effects of this guidance in our basic and diluted earnings per share for all periods presented. See Note E.

Effective January 1, 2008, we adopted FASB guidance which defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. On April 9, 2009, the FASB issued guidance which required similar disclosure for interim reporting periods ending after June 15, 2009, applied prospectively. This guidance did not have a significant impact on our consolidated financial statements. See Note K.

Effective April 1, 2009, we adopted FASB guidance for estimating fair value when the volume and level of activity for the asset or liability has decreased significantly. This guidance requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance did not impact amounts reported in our consolidated financial statements but resulted in additional footnote disclosure. See Note K.

Effective April 1, 2009, we adopted FASB guidance which amended the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance did not have a significant impact on amounts reported in our consolidated financial statements. See Note K.

Effective April 1, 2009, we adopted FASB guidance which establishes general standards of accounting and disclosure of events that occur after the balance sheet date, but before financial statements are issued. We have evaluated subsequent events for recording and disclosure through November 9, 2009.

In December 2008, the FASB issued new guidance on disclosure for pension and other post-retirement plans that requires additional disclosure of investment policies and strategies, categories of investment and fair value measurements of plan assets, and significant concentrations of risk. This guidance is effective for fiscal years ending after December 15, 2009 and requires additional disclosure on pensions and other postretirement benefits, but does not impact our consolidated financial results.

Liquidity and Capital Resources

We continue to maintain a strong capital structure which allows us the ability to access financing from the capital markets at a reasonable cost. At September 30, 2009, our capital structure, including common stock, long-term debt, and the current portion of long-term debt and financing obligations, consisted of 47% common stock equity and 53% debt. Cash from operations allowed us to finance all of our additions to utility plant and to repurchase common stock in the third quarter of 2009. At September 30, 2009, our liquidity included $121.5 million in cash and cash equivalents. Substantially all of our cash and cash equivalents are currently held in federally insured accounts.

Our principal liquidity requirements in the near-term are expected to consist of capital expenditures to expand and support electric service obligations, expenditures for nuclear fuel inventory, interest payments on our indebtedness, and operating expenses including fuel costs, non-fuel operation and maintenance costs and taxes. In addition, we may repurchase common stock in the future.

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

In the nine months ended September 30, 2009, we had increased cash from operations as we collected $59.7 million of fuel revenues in excess of fuel costs from retail customers of which $31.9 million offset previous under-collections of fuel costs. In addition, prior to their termination in May 2009, we collected $16.3 million of deferred fuel under-recoveries, including $1.3 million in interest, through two fuel surcharges implemented in 2008. At September 30, 2009, we had a fuel over-recovery balance of $27.8 million, including a $23.1 million over-recovery in Texas, a $4.5 million over-recovery in New Mexico, and a $0.2 million over-recovery from our FERC customer. On October 22, 2009, we received approval from the PUCT to refund over-recoveries through August 2009 of $16.8 million and interest to customers in November and December 2009. Over-recoveries in New Mexico and from our FERC customer will be refunded through fuel adjustment clauses during 2009.

Capital Requirements. During the nine months ended September 30, 2009, our cash requirements primarily consisted of capital expenditures and operations and maintenance costs. Projected utility construction expenditures will consist primarily of expanding and updating our transmission and distribution systems, adding new generation, and making capital improvements and replacements at Palo Verde and other generating facilities. We are constructing Newman Unit 5, a 288 MW gas-fired combined cycle combustion turbine generating unit, which will be completed in two phases at an estimated cost of approximately $245 million, including AFUDC. The first phase of Newman Unit 5 was completed in May 2009 and the second phase is currently expected to be completed before the summer of 2011. As of September 30, 2009, we had expended $133.4 million, including AFUDC, on Newman Unit 5. See Part I, Item 1, “Business –Construction Program” in our 2008 Form 10-K. Capital expenditures were $145.5 million in the nine months ended September 30, 2009 compared to $141.9 million in the nine months ended September 30, 2008.

Our capital requirements for nuclear fuel are financed through a trust that borrows under our $200 million credit facility to acquire and process the nuclear fuel. Borrowings under the credit facility for nuclear fuel were $113.0 million as of September 30, 2009 and $92.2 million as of September 30,

2008. Up to $120 million of the credit facility may be used to finance nuclear fuel. Amounts not drawn for nuclear fuel are available for general corporate purposes. No borrowings were outstanding at September 30, 2009 for general corporate purposes.

The Company does not pay dividends on common stock. Since 1999, we have repurchased approximately 20.5 million shares of common stock at an aggregate cost of $292.2 million, including commissions. During the third quarter of 2009, we repurchased 751,235 shares of common stock in the open market at an aggregate cost of $12.9 million. No shares were repurchased during the first six months of 2009. As of September 30, 2009, 770,131 shares remain available for repurchase under the currently authorized program. We may make purchases of our stock in the future pursuant to our stock repurchase plan at open market prices and may engage in private transactions, where appropriate. The repurchased shares will be available for issuance under employee benefit and stock incentive plans, or may be retired.

Our cash requirements for federal and state income taxes are impacted by changes in net income as well as when revenues are reflected in taxable income and expenses are deducted from taxable income. Since deferred fuel revenues are taxable when collected from customers, the collection of fuel under-recoveries has increased income taxes payable in 2009. Cash income tax payments of $13.0 million were made in the first nine months of 2009.

We continually evaluate our funding requirements related to our retirement plans, other postretirement benefit plans, and decommissioning trust funds. We contributed $5.6 million of the projected $6.3 million 2009 annual contribution to our retirement plans during the nine months ended September 30, 2009. In the nine months ended September 30, 2009, we contributed $2.9 million of the projected $3.4 million 2009 annual contribution to our other postretirement benefit plan, and $5.9 million of the projected $7.9 million 2009 annual contribution to our decommissioning trust funds. We are in compliance with the funding requirements of the federal government for our benefit plans and decommissioning trust. We will continue to review our funding for these plans in order to meet our future obligations.

Capital Resources. Cash flow from operations was sufficient to fund our capital requirements and repurchases of common stock during the nine months ended September 30, 2009. Cash generated from operations increased $99.2 million in the nine months ended September 30, 2009 compared to the same period in 2008 primarily due to the collection of retail fuel revenues in 2009 in excess of fuel expenses. Cash from operations will continue to be a primary source of funds for capital expenditures for electric plant.

We issued $150 million of 7.5% Senior Notes in June 2008. The net proceeds of $148.7 million from the 7.5% Senior Notes were used to repay $44.0 million of working capital borrowings under our credit facility. The remaining proceeds are expected to help fund our construction program through 2009 and most of 2010. Our Senior Notes are rated “Baa2” by Moody’s and “BBB” by Standard & Poors. We continue to maintain a $200 million credit facility to provide funds for the purchase of nuclear fuel and to provide liquidity to meet our capital requirements before they can be financed with long-term capital sources. At September 30, 2009, we had an outstanding balance of $113.0 million on our credit facility, all of which pertained to our purchases of nuclear fuel. In September 2009, we received approval from the FERC to enter into an additional $100 million credit facility with a term of 364 days. We expect to enter into this facility in 2010 to provide an additional source of funds for construction of electric plant and operating purposes. We currently anticipate the need for additional external funds to finance capital requirements in the second half of 2010. We could seek to issue additional long-term debt or obtain funds through the additional credit facility to finance capital requirements in addition to funds from operations and our existing credit facility.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk due to changes in interest rates, equity prices and commodity prices. See our 2008 Form 10-K, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” for a complete discussion of the market risks we face and our market risk sensitive assets and liabilities. As of September 30, 2009, there have been no material changes in the market risks we face or the fair values of assets and liabilities disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2008 Form 10-K.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the company and its subsidiaries is communicated to the chief executive officer and the chief financial officer by others within those entities. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of September 30, 2009, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to the chief executive officer and the chief financial officer, and recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15, that occurred during the quarter ended September 30, 2009, that materially affected, or that were reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We hereby incorporate by reference the information set forth in Part I of this report under Notes B and I of Notes to Consolidated Financial Statements.

Item 1A.	Risk Factors

Our 2008 Form 10-K includes a detailed discussion of our risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities.

Period	Total Number of Shares Purchased	Average Price Paid per Share (Including Commissions)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July 1 to July 31, 2009	0	$—	0	1,521,366
August 1 to August 31, 2009	276,934	16.80	276,934	1,244,432
September 1 to September 30, 2009	474,301	17.29	474,301	770,131

(a)	In November 2007, our Board of Directors authorized a stock repurchase program permitting the repurchase of up to 2.0 million additional shares of its outstanding common stock.

Item 6.	Exhibits

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
David G. Carpenter
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Dated: November 6, 2009

EL PASO ELECTRIC COMPANY

INDEX TO EXHIBITS

Exhibit Number	Exhibit
†10.08	Form of Directors’ Restricted Stock Award Agreement between the Company and certain directors of the Company. (Identical in all material respects to Exhibit 10.07 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

15	Letter re Unaudited Interim Financial Information

31.01	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	In lieu of non-employee director cash compensation, three agreements, dated as of October 1, 2009, substantially identical in all material respects to this Exhibit, have been entered into with Catherine A. Allen; Kenneth R. Heitz; and Patricia Z. Holland-Branch; directors of the Company.