Form 10-Q
period 2010-03-31
EL PASO ELECTRIC CO /TX/
filed 2010-05-06
CIK 31978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of April 30, 2010, there were 43,761,615 shares of the Company’s no par value common stock outstanding.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

(i)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS (In thousands)
Utility plant:
Electric plant in service	$2,413,451	$2,392,850
Less accumulated depreciation and amortization	(991,366)	(981,314)

Net plant in service	1,422,085	1,411,536
Construction work in progress	262,295	244,166
Nuclear fuel; includes fuel in process of $47,644 and $50,929, respectively	150,867	135,021
Less accumulated amortization	(41,479)	(34,737)

Net nuclear fuel	109,388	100,284

Net utility plant	1,793,768	1,755,986

Current assets:
Cash and cash equivalents	56,365	91,790
Accounts receivable, principally trade, net of allowance for doubtful accounts of $995 and $1,191, respectively	74,060	70,382
Accumulated deferred income taxes	18,000	20,445
Inventories, at cost	37,324	37,935
Income taxes receivable	22,733	24,162
Prepayments and other	6,238	6,853

Total current assets	214,720	251,567

Deferred charges and other assets:
Decommissioning trust funds	140,845	135,372
Regulatory assets	63,249	60,708
Other	22,590	22,519

Total deferred charges and other assets	226,684	218,599

Total assets	$2,235,172	$2,226,152

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Continued)

	March 31, 2010	December 31, 2009
	(Unaudited)
CAPITALIZATION AND LIABILITIES (In thousands except for share data)
Capitalization:
Common stock, stated value $1 per share, 100,000,000 shares authorized, 64,954,649 and 64,946,729 shares issued, and 179,312 and 147,427 restricted shares, respectively	$65,134	$65,094
Capital in excess of stated value	301,486	301,180
Retained earnings	721,704	710,255
Accumulated other comprehensive loss, net of tax	(47,744)	(49,887)

	1,040,580	1,026,642
Treasury stock, 21,373,930 and 21,169,284 shares, respectively, at cost	(308,002)	(303,913)

Common stock equity	732,578	722,729
Long-term debt, net of current portion	739,709	739,697
Financing obligations, net of current portion	78,001	65,278

Total capitalization	1,550,288	1,527,704

Current liabilities:
Current portion of long-term debt and financing obligations	40,111	41,720
Accounts payable, principally trade	35,971	54,702
Taxes accrued	17,939	22,157
Interest accrued	12,608	10,283
Overcollection of fuel revenues	12,018	18,018
Other	25,821	24,896

Total current liabilities	144,468	171,776

Deferred credits and other liabilities:
Accumulated deferred income taxes	244,406	233,424
Accrued postretirement benefit liability	90,054	88,919
Asset retirement obligation	87,294	85,358
Accrued pension liability	80,760	80,940
Regulatory liabilities	14,136	14,127
Other	23,766	23,904

Total deferred credits and other liabilities	540,416	526,672

Commitments and contingencies

Total capitalization and liabilities	$2,235,172	$2,226,152

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except for share data)

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2010	2009	2010	2009
Operating revenues	$204,168	$190,436	$841,728	$989,126

Energy expenses:
Fuel	49,093	42,293	192,637	271,178
Purchased and interchanged power	28,847	29,398	108,052	184,523

	77,940	71,691	300,689	455,701

Operating revenues net of energy expenses	126,228	118,745	541,039	533,425

Other operating expenses:
Other operations	50,098	49,304	216,635	202,878
Maintenance	14,500	13,371	60,735	62,985
Depreciation and amortization	19,284	17,679	76,551	74,633
Taxes other than income taxes	11,743	12,517	49,224	50,545

	95,625	92,871	403,145	391,041

Operating income	30,603	25,874	137,894	142,384

Other income (deductions):
Allowance for equity funds used during construction	2,540	2,589	9,262	9,062
Investment and interest income, net	1,098	(486)	5,397	2,683
Miscellaneous non-operating income	2	212	897	2,483
Miscellaneous non-operating deductions	(359)	(1,315)	(2,527)	(2,957)

	3,281	1,000	13,029	11,271

Interest charges (credits):
Interest on long-term debt and financing obligations	12,201	13,924	48,789	51,424
Other interest	40	170	266	1,166
Capitalized interest	(228)	(250)	(921)	(2,575)
Allowance for borrowed funds used during construction	(1,567)	(1,682)	(5,914)	(4,793)

	10,446	12,162	42,220	45,222

Income before income taxes	23,438	14,712	108,703	108,433
Income tax expense	11,989	5,103	39,930	35,691

Net income	$11,449	$9,609	$68,773	$72,742

Basic earnings per share	$0.26	$0.21	$1.55	$1.62

Diluted earnings per share	$0.26	$0.21	$1.54	$1.62

Weighted average number of shares outstanding	43,738,947	44,756,793	44,273,168	44,726,924

Weighted average number of shares and dilutive potential shares outstanding	43,863,802	44,790,271	44,366,933	44,830,110

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(Unaudited)

(In thousands)

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2010	2009	2010	2009
Net income	$11,449	$9,609	$68,773	$72,742
Other comprehensive income (loss):
Unrecognized pension and postretirement benefit costs:
Net gain (loss) arising during period	—	—	(48,580)	(30,587)
Reclassification adjustments included in net income for amortization of:
Prior service benefit	(700)	(700)	(2,754)	(2,754)
Net loss	900	400	2,125	223
Net unrealized gains (losses) on marketable securities:
Net holding gains (losses) arising during period	2,423	(5,391)	20,630	(28,356)
Reclassification adjustments for net (gains) losses included in net income	31	2,473	(224)	5,155
Net losses on cash flow hedges:
Reclassification adjustment for interest expense included in net income	83	77	323	301

Total other comprehensive income (loss) before income taxes	2,737	(3,141)	(28,480)	(56,018)

Income tax benefit (expense) related to items of other comprehensive income (loss):
Unrecognized pension and postretirement benefit costs	(73)	109	16,775	11,787
Net unrealized gains (losses) on marketable securities	(491)	584	(4,082)	4,641
Losses on cash flow hedges	(30)	(28)	(117)	(109)

Total income tax benefit (expense)	(594)	665	12,576	16,319

Other comprehensive income (loss), net of tax	2,143	(2,476)	(15,904)	(39,699)

Comprehensive income	$13,592	$7,133	$52,869	$33,043

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$11,449	$9,609
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of electric plant in service	19,284	17,679
Amortization of nuclear fuel	6,985	5,921
Allowance for equity funds used during construction	(2,540)	(2,589)
Deferred income taxes, net	11,059	(4,222)
Other amortization and accretion	4,041	3,860
Unrealized (gain) loss on investments in debt securities	(62)	52
Other operating activities	(246)	1,473
Change in:
Accounts receivable	(3,678)	17,668
Inventories	953	2,168
Net overcollection (undercollection) of fuel revenues	(6,000)	34,679
Prepayments and other	189	(1,511)
Accounts payable	(15,360)	(24,257)
Taxes accrued	(2,737)	8,835
Interest accrued	2,325	3,137
Other current liabilities	925	(89)
Deferred charges and credits	(1,052)	(4,788)

Net cash provided by operating activities	25,535	67,625

Cash flows from investing activities:
Cash additions to utility property, plant and equipment	(47,145)	(47,262)
Cash additions to nuclear fuel	(15,739)	(13,631)
Capitalized interest and AFUDC:
Utility property, plant and equipment	(4,107)	(4,271)
Nuclear fuel	(228)	(250)
Allowance for equity funds used during construction	2,540	2,589
Decommissioning trust funds:
Purchases, including funding of $2.1 and $2.0 million, respectively	(22,354)	(14,198)
Sales and maturities	19,504	12,416
Other investing activities	(378)	(436)

Net cash used for investing activities	(67,907)	(65,043)

Cash flows from financing activities:
Repurchases of common stock	(4,089)	—
Financing obligations:
Proceeds	15,972	164,485
Payments	(4,858)	(155,466)
Other financing activities	(78)	(1,281)

Net cash provided by financing activities	6,947	7,738

Net increase (decrease) in cash and cash equivalents	(35,425)	10,320
Cash and cash equivalents at beginning of period	91,790	91,642

Cash and cash equivalents at end of period	$56,365	$101,962

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A. Principles of Preparation

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Annual Report of El Paso Electric Company on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”). Capitalized terms used in this report and not defined herein have the meaning ascribed for such terms in the 2009 Form 10-K. In the opinion of the Company’s management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at March 31, 2010 and December 31, 2009; the results of its operations and comprehensive operations for the three and twelve months ended March 31, 2010 and 2009; and its cash flows for the three months ended March 31, 2010 and 2009. The results of operations and comprehensive operations and the cash flows for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full calendar year.

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

Revenues. Accounts receivable include accrued unbilled revenues of $20.1 million and $18.2 million at March 31, 2010 and December 31, 2009, respectively. The Company presents sales net of sales taxes in its consolidated statements of operations.

New accounting standards. In December 2009, the FASB issued revised guidance related to financial reporting by enterprises involved with variable interest entities. This guidance became effective for reporting periods beginning after November 15, 2009. The guidance requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. The Company has performed the required analysis and has determined that it does not have any purchase power agreements that qualify as a variable interest entity.

Effective April 1, 2009, the Company adopted FASB guidance which establishes general standards of accounting and disclosure of events that occur after the balance sheet date, but before financial statements are issued. In February 2010, the Company adopted an amendment to FASB guidance removing the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated. This new guidance changed disclosure requirement but does not impact the Company’s financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In January 2010, the FASB issued new guidance to improve disclosure requirements related to fair value measurements and disclosures. The new requirements include (i) disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers; and (ii) disclosure in the reconciliation for Level 3 fair value measurements should include information about purchases, sales, issuances, and settlements on a gross basis. The new guidance also clarifies existing disclosures and requires (i) an entity to provide fair value measurement disclosures for each class of assets and liabilities and (ii) disclosures about inputs and valuation techniques. The provisions of this new guidance were adopted in the first quarter of 2010 except for the reconciliation for the Level 3 fair value measurements on a gross basis which will be adopted during the first quarter of 2011. During the three months ended March 31, 2010, there were no transfers in or out of Level 1 or Level 2 categories. This guidance requires additional disclosure on fair value measurements, but does not impact the Company’s consolidated financial statements. See Note H.

Supplemental Cash Flow Disclosures (in thousands)

	Three Months Ended March 31,
	2010	2009
Cash paid for:
Interest on long-term debt and financing obligations	$9,610	$10,531
Other interest	—	5
Income taxes paid (refund)	1,133	(2,063)
Non-cash financing activities:
Grants of restricted shares of common stock	779	490
Issuance of performance shares	662	—

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

Texas Regulatory Matters

Texas Freeze Period. The Company has entered into agreements (“Texas Rate Agreements”) with El Paso, PUCT staff and other parties in Texas that provide for most retail base rates to remain at

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

their current level through June 30, 2010. During the rate freeze period, if the Company’s return on equity falls below the bottom of a defined range, the Company has the right to initiate a rate case and seek an adjustment to base rates. If the Company’s return on equity exceeds the top of the range, the Company will refund an amount equal to 50% of the Texas jurisdictional pretax return in excess of the ceiling. The range is based upon a risk premium analysis used in rate proceedings to establish a utility’s return on equity, and as of March 31, 2010, the range would be approximately 8.64% to 12.64%. The Company’s return on equity fell within the then prevailing range during the last reporting period. Also pursuant to the Texas Rate Agreements, the Company agreed to share with its Texas customers 25% of off-system sales margins increasing to 90% after June 30, 2010 through June 30, 2015.

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

On December 17, 2009, the Company filed a petition with the PUCT Docket No. 37788 to refund $11.8 million in fuel cost over-recoveries, including interest, for the period September through November 2009. On January 20, 2010, a stipulation was filed that resolves all of the issues in this proceeding. The stipulation provided for the Company to implement a fuel refund for the net over-recovery of $11.8 million, including interest, in the month of February 2010. On January 21, 2010, the administrative law judge assigned to the docket issued an order approving the implementation of interim rates to allow the requested refund to be made. A final order was issued on February 11, 2010 approving the stipulation.

2009 Texas Retail Rate Case. On December 9, 2009, the Company filed an application with the PUCT for authority to change rates, to reconcile fuel costs, to establish formula-based fuel factors, and to establish an energy efficiency cost-recovery factor. This case was assigned PUCT Docket No. 37690. The filing included base rate increase which was based upon an adjusted test year ended June 30, 2009. The Company’s requested base rate increase is $46.4 million which has been revised from the original request to reflect a December 2009 change in accounting for federal income taxes. The Company’s filing also seeks to reconcile fuel and purchased power costs and fuel-factor revenues for the period March 1, 2007 through June 30, 2009. The Company also requested approval to implement a fuel-factor formula that would change its historically-used method of establishing fuel and purchased power costs based upon a projected test year period to a PUCT-approved, utility-specific formula pursuant to PUCT Rules. Finally, the Company requested approval to implement an energy-efficiency cost-recovery factor to recover its ongoing reasonable energy-efficiency costs in addition to the previous costs that were deferred for future recovery due to the Company’s rate freeze.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has been engaged in settlement discussions with all parties in the case. On April 23, 2010, the administrative law judge issued an order approving the Company’s request for an indefinite suspension of the procedural deadlines in PUCT Docket No. 37690 to facilitate further settlement discussions. On April 30, 2010, the Company filed a report with the administrative law judge discussing the status of the settlement discussions. A prehearing conference has been scheduled for May 11, 2010, to reestablish the procedural schedule, if needed.

New Mexico Regulatory Matters

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

A unanimous settlement of all issues in the case and an unopposed, comprehensive stipulation (the “2009 New Mexico Stipulation”) was filed on October 8, 2009. The 2009 New Mexico Stipulation resolved all issues and provided for an increase in New Mexico jurisdictional non-fuel and purchased power base rate revenues of $5.5 million. The 2009 New Mexico Stipulation provided for the revision of depreciation rates for the Palo Verde nuclear generating plant to reflect a 20-year life extension and depreciation rates for other plant in service. The 2009 New Mexico Stipulation also provided for the continuation of the Company’s FPPCAC without conditions or variance and established the base fuel factor at $0.04362 per kWh. In addition, the 2009 New Mexico Stipulation modified the market pricing of capacity and energy provided by Palo Verde Unit 3 due to the termination of the SPS contract in September 2009. Pursuant to the 2009 New Mexico Stipulation, Palo Verde Unit 3 capacity and energy will be included in the FPPCAC using a methodology based upon a purchased power contract with Credit Suisse Energy, LLC.

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

under New Mexico law and, therefore, the Company may not pass through to its customers some past and all ongoing franchise fees imposed by the Counties. The order concluded that only “home rule” municipalities, who had adopted a charter under the state constitution, could impose franchise fees or taxes, provided the residents so voted.

As a result of its findings, the NMPRC directed the Company to immediately cease passing through to its customers any franchise fees paid by the Company to the Counties. The NMPRC also directed the Company to refund to its customers in the Counties the amount of franchise fees charged to those customers since June 1, 2004, plus interest. The Company estimates that its refund obligation under the order would be approximately $5.9 million, plus accrued interest of approximately $1.1 million through March 31, 2010. The order stated that the Company was required to refund these franchise fees to customers over a three-year period through a credit on customer bills and file tariffs for refunding within three days. On January 29, 2010, the NMPRC granted the Company’s request to extend its deadline for compliance with the order until February 12, 2010. Interest will continue to accrue on the unamortized balance until fully refunded. The order does not relieve the Company of its obligation to pay franchise fees to the Counties but states that this issue must be addressed by the New Mexico courts.

The Company filed a Notice of Appeal with the New Mexico Supreme Court on January 27, 2010 (the “Appeal”), seeking to set aside the order on legal and jurisdictional grounds. The Company followed with a motion for Emergency Stay on January 29, 2010, asking the New Mexico Supreme Court to stay the order pending the Appeal. The Company also asked the NMPRC, on February 12, 2010, to delay implementation of its order pending the Appeal. The Counties moved to intervene in the Appeal on February 10, 2010, and have also informed the Company they intend to pursue their own legal actions opposing the order. The Company had placed pending franchise payments to the Counties in separate accounts pending resolution of the proceedings. However, beginning in April 2010 the Company began paying franchise payments to the Counties in accordance with the current franchise agreements. On February 22, 2010, the New Mexico Supreme Court granted the Company’s motion for Emergency Stay pending the outcome of the Appeal and granted the Counties’ motion to intervene in the Appeal. The New Mexico legislature recently passed legislation that confirmed the legality of the Company’s existing franchise agreements with the Counties. However, since the NMPRC order is still in effect, the Company is continuing its Supreme Court appeal. The Company cannot predict the outcome of the proceedings.

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

C. Common Stock

Common Stock Repurchase Program

Since 1999, the Company has repurchased approximately 21.3 million shares of common stock at an aggregate cost of $307.5 million, including commissions. On February 19, 2010, the Board of Directors authorized an additional repurchase of up to 2 million shares of the Company’s outstanding common stock. During the first quarter of 2010, the Company repurchased 204,646 shares of common stock in the open market at an aggregate cost of $4.1 million under both the previously authorized program and under the recently authorized program. As of March 31, 2010, 1,996,336 shares remain available for repurchase under the recently authorized program. The Company may make purchases of its stock in the future pursuant to its stock repurchase plan at open market prices and may engage in private transactions, where appropriate. The repurchased shares will be available for issuance under employee benefit and stock incentive plans, or may be retired.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Basic and Diluted Earnings Per Share

The basic and diluted earnings per share are presented below:

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2010	2009	2010	2009
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	43,738,947	44,756,793	44,273,168	44,726,924
Dilutive effect of unvested performance awards	72,343	—	45,961	3,180
Dilutive effect of stock options	52,512	33,478	47,804	100,006

Diluted number of common shares outstanding	43,863,802	44,790,271	44,366,933	44,830,110

Basic net income per common share:
Net income	$11,449	$9,609	$68,773	$72,742
Income allocated to participating restricted stock	(44)	(32)	(255)	(191)

Net income available to common shareholders	$11,405	$9,577	$68,518	$72,551

Diluted net income per common share:
Net income	$11,449	$9,609	$68,773	$72,742
Income reallocated to participating restricted stock	(44)	(32)	(255)	(191)

Net income available to common shareholders	$11,405	$9,577	$68,518	$72,551

Basic net income per common share	$0.26	$0.21	$1.55	$1.62

Diluted net income per common share	$0.26	$0.21	$1.54	$1.62

The calculation of the diluted number of common shares outstanding for the three months ended March 31, 2010 and 2009, excludes 79,990 and 80,367 shares, respectively, of restricted stock awards because their effect was antidilutive. The calculation of the diluted number of common shares outstanding for the twelve months ended March 31, 2010 and 2009, excludes 66,534 and 52,673 shares, respectively, of restricted stock awards because their effect was antidilutive.

No performance shares were excluded from the computation of diluted earnings per share for the three months ended March 31, 2010. Performance shares of 227,200 were excluded from the computation of diluted earnings per share for the three months ended March 31, 2009, as no payouts would have been required based upon performance at that time. These amounts assume a 100% performance level payout. Performance shares of 87,382 were excluded from the computation of diluted earnings per share for the twelve months ended March 31, 2010 as no payouts would be required based upon current performance. These amounts assume a 100% performance level payout. Performance shares of 121,810 were excluded from the computation of diluted earnings per share for the twelve months ended March 31, 2009.

No options were excluded from the computation of diluted earnings per share for the three and twelve months ended March 31, 2010 and 2009.

D. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and in the states of Texas, New Mexico and Arizona. The Company is no longer subject to tax examination by the taxing authorities in the federal jurisdiction for years prior to 2007 and in the state jurisdictions for years prior to 1998. A deficiency notice relating to the Company’s 1998 through 2003 income tax returns in Arizona contests a pollution control credit, a research and development credit, and the sales and property apportionment factors. The Company is contesting these adjustments.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On March 23, 2010, the Patient Protection and Affordable Care Act (“PPACA”) was signed into law. A major provision of the law is that beginning in 2013 the income tax deductions for the cost of providing certain prescription drug coverage will be reduced by the amount of the Medicare Part D subsidies received. The Company is required to recognize the impacts of the tax law change at the time of enactment and recorded a non-cash charge to income tax expense of approximately $4.8 million in the first quarter of 2010.

For the three months ended March 31, 2010 and 2009, the Company’s consolidated effective tax rate was 51.2% and 34.7%, respectively. For the twelve months ended March 31, 2010 and 2009 the Company’s consolidated effective tax rate was 36.7% and 32.9%, respectively. In 2010, the Company’s effective tax rates differ from the federal statutory tax rate of 35% primarily due to the enactment of the PPACA discussed above. The Company’s consolidated effective tax rate without the effect of the enactment of the PPACA for the three and twelve months ended March 31, 2010, was 30.7% and 32.3%, respectively. The Company’s 2010 effective tax rates without the effect of the enactment of the PPACA and 2009 effective tax rates differ from the federal statutory tax rate of 35% primarily due to state income taxes, the allowance for equity funds used during construction, the tax rate on qualified decommissioning trust investment, and various permanent tax differences.

E. Commitments, Contingencies and Uncertainties

For a full discussion of commitments and contingencies, see Note J of Notes to Consolidated Financial Statements in the 2009 Form l0-K. In addition, see Note B above and Notes B and D of Notes to Consolidated Financial Statements in the 2009 Form 10-K regarding matters related to wholesale power sales contracts and transmission contracts subject to regulation and Palo Verde, including decommissioning, spent fuel storage, disposal of low-level radioactive waste, reactor vessel heads and liability and insurance matters.

Power Purchase and Sale Contracts

In addition to the contracts disclosed in the related table of the Company’s 2009 Form 10-K, the Company has entered into several agreements with various counterparties for forward firm purchases of electricity:

Type of Contract	Quantity	Term
Power Purchase Agreement	Up to 92 MW	20 years after operational start date (1)
Power Purchase Agreement	Up to 40 MW	2010

(1)	This contract is a power purchase agreement for the full capacity of a 92 MW concentrated solar plant to be built in Southern New Mexico. The plant is scheduled for commercial operation in 2011.

The Company entered into a 20-year contract (the “Agreement”) with New Mexico SunTower, LLC ( “NM SunTower” also referred to as “eSolar”) in 2008 for the purchase of the output of a 92-MW

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

concentrated solar plant which was expected to begin commercial operation in 2011. NM SunTower is an affiliate of NRG Energy, Inc. Under the terms of the Agreement, NM SunTower is required to meet certain construction milestones, the first of which was to demonstrate to the Company by April 30, 2010 that financing for the project had been secured. NM SunTower failed to meet this milestone, and, on May 3, 2010, the Company delivered to NM SunTower a notice of default as provided under the terms of the Agreement. NM SunTower has thirty days from the date of the notice to cure this default. If NM SunTower fails to cure the default within that period, the Company has the right, at its option, to either (i) terminate the Agreement, (ii) complete construction of the facility at the expense of and for the account of NM SunTower, or (iii) negotiate changes to the Agreement with NM SunTower. The Company also has the right to draw on a security fund of approximately $1.8 million, which is a component of current assets on the Company’s balance sheet, for any amount due under the Agreement as a result of the default. NM SunTower established the security fund upon execution of the Agreement.

The Company is presently evaluating its options in the event that NM SunTower fails to cure the default as provided in the Agreement. The Company is also pursuing other alternatives to meet its renewable energy and capacity requirements in New Mexico in the event the Agreement with NM SunTower is terminated or delayed.

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

Another way in which environmental matters may impact the Company’s operations and business is the implementation of the U.S. Environmental Protection Agency’s (“EPA”) Clean Air Interstate Rule (“CAIR”) which, as applied to the Company, may result in a requirement that it substantially reduce emissions of nitrogen oxides from its power plants in Texas and/or purchase allowances representing other parties’ emissions reductions starting in 2009. These requirements become more stringent in 2015, and are anticipated to require even further emissions reductions or additional allowance purchases. On July 11, 2008, the U.S. Court of Appeals for the District of Columbia vacated CAIR in its entirety. On December 23, 2008 the DC Circuit Panel granted rehearing and instead remanded CAIR without vacating the original regulation. As a result, the Company must comply with CAIR as written until the EPA rewrites the CAIR as required by the Court’s final opinion. The 2009 reconciliation to comply with CAIR was filed by the due date of March 1, 2010 and the Company had accrued $0.5 million at December 31, 2009 to purchase the estimated credits needed to meet its requirement.

Regulations governing the emission of greenhouse gases, such as carbon dioxide, could also impact the Company. The U.S. Congress is considering new legislation to restrict or regulate

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

greenhouse gas emissions. The American Clean Energy and Security Act of 2009, which was passed by the U.S. House of Representatives in 2009, could, if enacted by the full Congress, require greenhouse gas emissions reductions by covered sources of as much as 17% from 2005 levels by 2020 and by as much as 83% by 2050. The State of New Mexico, where the Company operates one facility and have an interest in another facility, has joined with California and several other states in the Western Climate Initiative and is pursuing initiatives to reduce greenhouse gas emissions in the state.

Also, as a result of the U.S. Supreme Court’s decision on April 2, 2007 in Massachusetts, et al. v. EPA, on December 15, 2009, the EPA officially published its finalized determination that emissions of carbon dioxide, methane and other greenhouse gases present an endangerment to human health and welfare because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Following that determination, the EPA has said it will finalize regulations under its existing Clean Air Act (“CAA”) authority governing greenhouse gas emissions, including regulating emissions from large stationary sources, such as the fossil fuel-fired power plants operated by the Company, even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases. In addition, in September 2009, the EPA adopted a new rule requiring approximately 10,000 facilities comprising a substantial percentage of annual U.S. greenhouse gas emissions to inventory their emissions starting in 2010 and to report those emissions to the EPA beginning in 2011. The Company’s fossil fuel-fired power generating assets are subject to this rule.

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

Ongoing Regulatory Compliance. The Company analyzes the costs of its current obligations arising from environmental matters on an ongoing basis and believes it has made adequate provision in its financial statements to meet the obligations which can be meaningfully quantified. As a result of this analysis, the Company has a provision for environmental remediation obligations of approximately $1.0 million as of March 31, 2010, related to compliance with federal and state environmental standards. However, unforeseen expenses associated with environmental compliance or remediation may occur and could have a material adverse effect on the future operations and financial condition of the Company.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company incurred the following expenditures during the three and twelve months ended March 31, 2010 and 2009 to comply with federal environmental statutes (in thousands):

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2010	2009	2010	2009
Clean Air Act (1)	$217	$350	$677	$810
Clean Water Act (2)	34	59	572	799

(1)	Includes a $0.3 million reserve related to excess emissions at the Rio Grande generating station for the three and twelve months ended March 31, 2009.
(2)	Includes a $0.2 million reserve for remediation costs for the Gila River Boundary Site for the twelve months ended March 31, 2009. The twelve months ended March 31, 2010 includes a $0.3 million reserve for remediation costs related to an oil discharge discussed below. It also excludes a $0.6 million adjustment reducing estimated remediation costs for a property previously owned by the Company.

Along with many other companies, the Company received from the Texas Commission on Environmental Quality (“TCEQ”) a request for information in 2003 in connection with environmental conditions at a facility in San Angelo, Texas that was operated by the San Angelo Electric Service Company (“SESCO”). In November 2005, TCEQ proposed the SESCO site for listing on the registry of Texas state superfund sites and mailed notice to more than five hundred entities, including the Company, indicating that TCEQ considers each of them to be a “potentially responsible party” at the SESCO site. The Company received from the SESCO working group of potentially responsible parties a settlement offer in May 2006 for remediation and other expenses expected to be incurred in connection with the SESCO site. The Company’s position is that any liability it may have related to the SESCO site was discharged in the Company’s bankruptcy. In November 2009, the Company made an offer to the SESCO working group to settle this matter. The SESCO working group has proposed a counter offer. The Company is presently reviewing the working group’s offer. At this time, the Company has not agreed to a settlement or to otherwise participate in the cleanup of the SESCO site and is unable to predict the outcome of this matter. While the Company has no reason at present to believe that it will incur material liabilities in connection with the SESCO site, it had accrued $0.3 million for potential costs related to this matter.

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

G. Employee Benefits

Retirement Plans

The net periodic benefit cost recognized for the three and twelve months ended March 31, 2010 and 2009 is made up of the components listed below as determined using the projected unit credit actuarial cost method (in thousands):

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2010	2009	2010	2009
Components of net periodic benefit cost:
Service cost	$1,500	$1,400	$5,634	$5,150
Interest cost	3,425	3,275	13,333	12,700
Expected return on plan assets	(3,500)	(3,875)	(15,064)	(14,533)
Amortization of:
Net loss	900	400	2,125	1,273
Prior service cost	25	25	115	115

Net periodic benefit cost	$2,350	$1,225	$6,143	$4,705

During the three months ended March 31, 2010, the Company contributed $1.6 million of its projected $6.8 million 2010 annual contribution to its retirement plans.

Other Postretirement Benefits

The net periodic benefit cost recognized for the three and twelve months ended March 31, 2010 and 2009 is made up of the components listed below (in thousands):

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2010	2009	2010	2009
Components of net periodic benefit cost:
Service cost	$925	$925	$3,395	$3,285
Interest cost	1,725	1,650	6,567	6,274
Expected return on plan assets	(375)	(375)	(1,499)	(1,778)
Amortization of:
Prior service benefit	(725)	(725)	(2,869)	(2,869)
Net gain	—	—	—	(1,050)

Net periodic benefit cost	$1,550	$1,475	$5,594	$3,862

During the three months ended March 31, 2010, the Company contributed $1.1 million of its projected $3.4 million 2010 annual contribution to its postretirement plan.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In March of 2010, the President signed into law comprehensive health care reform legislation under the Patient Protection and Affordable Care Act and the Health Care Education and Affordability Reconciliation Act (the Acts). The Acts contain provisions which could impact the Company’s accounting for retiree medical benefits in future periods. However, the extent of any additional impact, if any, cannot be completely determined until regulations are promulgated under the Acts and those regulations become available. The Company will continue to assess the accounting implications of the Acts as related regulations and interpretations of the Acts become available. Based on the analysis to date of the provisions in the Acts the impact of which are reasonably determinable, a re-measurement of the Company’s retiree plan liabilities is not required at this time.

H. Financial Instruments and Investments

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

The fair values of the Company’s long-term debt and financing obligations, including the current portion thereof, are based on estimated market prices for similar issues and are presented below (in thousands):

	March 31, 2010
	Carrying Amount	Estimated Fair Value
Pollution Control Bonds	$193,135	$198,252
Senior Notes	546,574	550,883
Nuclear Fuel Financing (1)	118,112	118,112

Total	$857,821	$867,247

(1)	The interest rate on the Company’s financing for nuclear fuel purchases is reset every quarter to reflect current market rates. Consequently, the carrying value approximates fair value.

Marketable Securities. The Company’s marketable securities, included in decommissioning trust funds in the balance sheets, are reported at fair value which was $140.8 million and $135.4 million at March 31, 2010 and December 31, 2009, respectively. These securities are classified as available for sale under FASB guidance for certain investments in debt and equity securities and are valued using prices and other relevant information generated by market transactions involving identical or comparable securities. The reported fair values include gross unrealized losses on marketable securities

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

whose impairment the Company has deemed to be temporary. The tables below present the gross unrealized losses and the fair value of these securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2010 (in thousands):

	March 31, 2010
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities (1):
Federal Agency Mortgage Backed Securities	$4,650	$(27)	$456	$(13)	$5,106	$(40)
U.S. Government Bonds	8,697	(153)	—	—	8,697	(153)
Municipal Obligations	10,240	(240)	290	(20)	10,530	(260)
Corporate Obligations	2,039	(7)	236	—	2,275	(7)

Total debt securities	25,626	(427)	982	(33)	26,608	(460)
Common stock	8,076	(639)	4,479	(719)	12,555	(1,358)

Total temporarily impaired securities	$33,702	$(1,066)	$5,461	$(752)	$39,163	$(1,818)

(1)	Includes approximately 95 securities.

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

The reported fair values also include gross unrealized gains on marketable securities which have not been recognized in the Company’s net income. The table below presents the unrecognized gross unrealized gains and the fair value of these securities, aggregated by investment category at March 31, 2010 (in thousands):

	March 31, 2010
	Fair Value	Unrealized Gains
Description of Securities:
Federal Agency Mortgage Backed Securities	$17,883	$621
U.S. Government Bonds	4,701	33
Municipal Obligations	18,934	694
Corporate Obligations	6,432	205

Total debt securities	47,950	1,553

Common stock	50,880	10,168
Temporary investments	2,852	—

Total	$101,682	$11,721

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s marketable securities include investments in municipal, corporate and federal debt obligations. The contractual year for maturity of these available-for-sale securities as of March 31, 2010 is as follows (in thousands):

	Total	2010	2011 through 2014	2015 through 2019	2020 and Beyond
Municipal Debt Obligations	$29,464	$2,283	$10,815	$11,195	$5,171
Corporate Debt Obligations	8,707	—	2,769	4,135	1,803
U.S. Government Bonds and Federal Agency Mortgage Backed Securities	36,387	1,715	8,195	5,411	21,066

The Company recognizes impairment losses on certain of its securities to be other than temporary and in accordance with FASB guidance, these impairment losses are recognized in net income and a lower cost basis is established for these securities. However, for the three months ended March 31, 2010, there were no impairments deemed to be other than temporary. For the twelve months ended March 31, 2010, $3.1 million gross impairments deemed to be other than temporary were recognized in the Consolidated Statement of Operations. For the three and twelve months ended March 31, 2009, $2.5 million and $9.5 million of gross impairments were deemed to be other than temporary and recognized in the consolidated statements of operations.

The Company’s marketable securities in its decommissioning trust funds are sold from time to time and the Company uses the specific identification basis on which to determine the amount to reclassify out of accumulated other comprehensive income and into net income. The proceeds from the sale of these securities during the three and twelve months ended March 31, 2010, and the related effects on pre-tax income are as follows (in thousands):

	Three Months Ended	Twelve Months Ended
Proceeds from sales of available-for-sale securities	$19,504	$87,023

Gross realized gains included in pre-tax income	$397	$3,809
Gross realized losses included in pre-tax income	(428)	(493)
Gross unrealized losses in pre-tax income	—	(3,092)

Net gains (losses) in pre-tax income	$(31)	$224

Net unrealized holding gains included in accumulated other comprehensive income	$2,423	$20,630
Net (gains) losses reclassified out of accumulated other comprehensive income	31	(224)

Net gains in other comprehensive income	$2,454	$20,406

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair Value Measurements. FASB guidance requires the Company to provide expanded quantitative disclosures for financial assets and liabilities recorded on the balance sheet at fair value. Financial assets carried at fair value include the Company’s decommissioning trust investments and investments in debt securities. The Company has no liabilities that are measured at fair value on a recurring basis. The FASB guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

•

Level 1 – Observable inputs that reflect quoted market prices for identical assets and liabilities in active markets. Financial assets utilizing Level 1 inputs include the nuclear decommissioning trust investments in active exchange-traded equity securities and U.S. treasury securities that are in a highly liquid and active market.

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

As of March 31, 2010, the Company had $4.0 million invested in debt securities which consisted of two $2.0 million investments in auction rate securities maturing in 2042 and 2044. The Company classifies these securities as trading securities and are included in deferred charges and other assets on the Company’s balance sheet. These auction rate securities are collateralized with student loans which are re-insured by the Department of Education as part of the Federal Family Education Loan Program (“FFELP”) and have credit ratings of “A” by Standard & Poors and “A2” by Moody’s. The principal on the securities can be realized at maturity, sold in a successful auction, or sold in the secondary market. Interest rates on the auction rate securities are reset every 28 days. At March 31, 2010 upon a failed auction, the maximum interest rates for $2.0 million of the debt securities were based upon the lesser of the interest paid on the student loan portfolio, less service costs or one month LIBOR plus 2.5%. At March 31, 2010, the default interest rate was 2.737% based on one month LIBOR plus 2.5%. The maximum interest rate for the remaining $2.0 million of debt securities were based upon the lesser of (i) the Net Loan Rate (the interest paid on the student loan portfolio less service costs); (ii) 91-day Treasury bills plus 1.5%; (iii) one month LIBOR plus 1.5%; (iv) 18%; or (v) highest rate legally payable. At March 31, 2010, the default interest rate was 1.383% based on the Net Loan Rate.

The auction process historically provided a liquid market to sell the securities to meet cash requirements. These auction rate securities had successful auctions through January 2008. However, since February 2008, auctions for these securities have not been successful, resulting in the inability to liquidate these investments. The Company’s valuation as of March 31, 2010 is based upon the average of a discounted cash flow model valuation and a market comparables method.

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

The market comparables method is based upon sales and purchases of auction rate securities in secondary market transactions. The secondary market discounts of 32% to 35% are based on discounts indicated in secondary market transactions involving comparable Student Loan Auction Rate Securities. The average of the values provided by the discounted cash flow calculation and the market comparables method are used to arrive at the concluded value of the securities.

The securities in the Company’s decommissioning trust funds are valued using prices and other relevant information generated by market transactions involving identical or comparable securities. FASB guidance identifies this valuation technique as the “market approach” with observable inputs. The Company analyzes available-for-sale securities to determine if losses are other than temporary.

The fair value of the Company’s decommissioning trust funds and investments in debt securities, at March 31, 2010, and the level within the three levels of the fair value hierarchy defined by FASB guidance are presented in the table below (in thousands):

Description of Securities	Fair Value as of March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading Securities:
Investments in Debt Securities	$2,572	$—	$—	$2,572

Available for sale:
U.S. Government Bonds	$13,398	$13,398	$—	$—
Federal Agency Mortgage Backed Securities	22,989	—	22,989	—
Municipal Bonds	29,464	—	29,464	—
Corporate Asset Backed Obligations	8,707	—	8,707	—
Common Stock:
U.S. companies	53,874	53,874	—	—
International companies	9,561	9,561	—	—
Cash and Cash Equivalents	2,852	2,852	—	—

Total available for sale	$140,845	$79,685	$61,160	$—

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The change in the fair value of the investments in debt securities resulted in a credit to income of $0.1 million and $0.3 million for the three and twelve months ended March 31, 2010. For the three and twelve months ended March 31, 2009, the decline in the fair value of the investments in debt securities resulted in a charge to income of $0.1 million and $1.3 million, respectively. The amount is reflected in the Company’s consolidated statement of operations as an adjustment to investment and interest income. Below is a reconciliation of the beginning and ending balance of the fair value in investment in debt securities (in thousands):

	2010	2009
Balance at January 1	$2,510	$2,264
Unrealized gain (loss) in fair value recognized in income	62	(52)

Balance at March 31	$2,572	$2,212

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

El Paso Electric Company:

We have reviewed the consolidated balance sheet of El Paso Electric Company and subsidiary as of March 31, 2010, the related consolidated statements of operations and comprehensive operations for the three-month and twelve-month periods ended March 31, 2010 and 2009, and the related consolidated statements of cash flows for the three-month periods ended March 31, 2010 and 2009. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of El Paso Electric Company and subsidiary as of December 31, 2009, and the related consolidated statements of operations, comprehensive operations, changes in common stock equity, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Houston, Texas
May 5, 2010

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this Item 2 updates, and should be read in conjunction with, the information set forth in Part II, Item 7 of our 2009 Form 10-K.

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

These forward-looking statements involve known and unknown risks that may cause our actual results in future periods to differ materially from those expressed in any forward-looking statement. Factors that would cause or contribute to such differences include, but are not limited to, such things as:

•	our rates in Texas following the five-year moratorium on rate increases which ends June 30, 2010,

•	our rates in New Mexico after January 1, 2011 following the end of the 2009 New Mexico Stipulation,

•	loss of margins on off-system sales due to changes in wholesale power prices or availability of competitive generation resources,

•	ability of our operating partners to maintain plant operations and manage operation and maintenance costs at Palo Verde and Four Corners plants,

•	reductions in output at generation plants operated by the Company,

•	unscheduled outages including outages at Palo Verde,

•	the size of our construction program and our ability to complete construction on budget and on a timely basis,

•	the recovery of capital investments through rates,

•	electric utility deregulation or re-regulation,

•	regulated and competitive markets,

•	ongoing municipal, state and federal activities,

•	economic and capital market conditions,

•	changes in accounting requirements and other accounting matters,

•	changing weather trends,

•	rates, cost recoveries and other regulatory matters including the ability to recover fuel costs on a timely basis,

•	changes in environmental regulations, including those relating to greenhouse gas emissions,

•	political, legislative, judicial and regulatory developments,

•	the impact of lawsuits filed against us,

•	the impact of changes in interest rates,

•	changes in, and the assumptions used for, pension and other post-retirement and post-employment benefit liability calculations, as well as actual and assumed investment returns on pension plan assets,

•	the impact of recent U.S. health care reform legislation,

•	the impact of changing cost escalation and other assumptions on our nuclear decommissioning liability for Palo Verde,

•	Texas, New Mexico and electric industry utility service reliability standards,

•	homeland security considerations,

•	coal, uranium, natural gas, oil and wholesale electricity prices and availability, and

•	other circumstances affecting anticipated operations, sales and costs.

These lists are not all-inclusive because it is not possible to predict all factors. A discussion of some of these factors is included in this document under the heading “Risk Factors” and in the 2009 Form 10-K under the headings “Management’s Discussion and Analysis” “–Summary of Critical Accounting Policies and Estimates” and “–Liquidity and Capital Resources.” This report should be read in its entirety. No one section of this report deals with all aspects of the subject matter. Any forward-looking statement speaks only as of the date such statement was made, and we are not obligated to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made except as required by applicable laws or regulations.

Summary of Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented and actual results could differ in future periods from those estimates. Critical accounting policies and estimates are both important to the portrayal of our financial condition and results of operations and require complex, subjective judgments and are more fully described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 Form 10-K.

Summary

The following is an overview of our results of operations for the three and twelve month periods ended March 31, 2010 and 2009. Income for the three and twelve month periods ended March 31, 2010 and 2009 is shown below:

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2010	2009	2010	2009
Net income (in thousands)	$11,449	$9,609	$68,773	$72,742
Basic earnings per share	0.26	0.21	1.55	1.62

The following table and accompanying explanations show the primary factors affecting the after-tax change in income between the 2010 and 2009 periods presented (in thousands):

	Three Months Ended	Twelve Months Ended
March 31, 2009 net income	$9,609	$72,742
Change in (net of tax):
Increased retail non-fuel base revenues (a)	5,119	14,528
Increased investment and interest income (b)	1,413	2,625
Decreased interest on long-term debt (c)	1,086	1,660
Decreased transmission and distribution operations and maintenance	356	1,011
Elimination of Medicare Part D tax benefit (d)	(4,787)	(4,787)
Increased depreciation and amortization (e)	(1,011)	(1,208)
Increased operations and maintenance at coal and gas-fired generating plants	(896)	(1,130)
Decreased off-system sales margins retained (f)	(416)	(3,638)
Deregulated Palo Verde Unit 3 proxy market pricing (g)	(323)	(8,289)
Increased Palo Verde operations and maintenance expense (h)	(422)	(2,942)
Increased administrative and general expense (i)	(81)	(2,861)
Other	1,802	1,062

March 31, 2010 net income	$11,449	$68,773

(a)	Non-fuel retail base revenues increased for the three months ending March 31, 2010 compared to the same period last year primarily due to increased kWh sales to all customer classes. Non-fuel retail base revenues increased for the twelve months ending March 31, 2010 primarily due to increased kWh sales to residential customers, public authorities, and small commercial and industrial customers. Non-fuel retail base revenues exclude fuel recovered through New Mexico base rates.
(b)	Investment and interest income increased primarily due to impairments of equity investments in our Palo Verde decommissioning trust funds for the three and twelve months ended March 31, 2009 with no comparable impairment in 2010.
(c)	Interest expense on long-term debt decreased for both periods in 2010 primarily as the result of lower interest rates on pollution control bonds. Two series of pollution control bonds were refunded in March 2009 at a fixed 7.25% interest rate which is lower than the variable interest rates applied to these bonds before refunding.
(d)	Increased tax expense to recognize a change in tax law enacted in the Patient Protection and Affordable Care Act to eliminate the tax benefit related to the Medicare Part D subsidies.

(e)	Depreciation and amortization expense increased for the three and twelve months ended March 31, 2010 compared to the same period last year due to increased depreciable plant balances including Phase 1 of Newman Unit 5.
(f)	Off-system sales margins retained decreased for the twelve months ended March 31, 2010 compared to the same period last year as a result of a decline in MWh sales and reduced margins per MWh due to lower market prices for power.
(g)	For the twelve months ended March 31, 2010 compared to the same period last year, deregulated Palo Verde Unit 3 proxy market pricing reflects lower proxy market prices and lower sales of the deregulated portion of Palo Verde Unit 3 to retail customers due mostly to its planned refueling outage in April and May 2009.
(h)	Palo Verde non-fuel operations and maintenance expenses increased for the twelve months ended March 31, 2010 compared to the same period last year primarily due to an increase in employee pension and benefits costs.
(i)	Administrative and general expenses increased for the twelve months ended March 31, 2010 compared to the same period last year primarily due to increased accruals for employee incentive compensation and increased pension and benefits expenses reflecting a lower discount rate used to determine postretirement benefit costs.

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

Retail non-fuel base revenue percentages by customer class are presented below:

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2010	2009	2010	2009
Residential	41%	39%	41%	39%
Commercial and industrial, small	36	37	36	37
Commercial and industrial, large	8	8	7	8
Sales to public authorities	15	16	16	16

Total retail non-fuel base revenues	100%	100%	100%	100%

No retail customer accounted for more than 3% of our base revenues during such periods. As shown in the table above, residential and small commercial customers comprise more than 75% of our revenues. While this customer base is more stable, it is also more sensitive to changes in weather conditions. As a result, our business is seasonal, with higher kWh sales and revenues during the summer cooling season.

Weather significantly impacts our residential, small commercial and industrial customers, and to a lesser extent, our sales to public authorities. For the quarter ended March 31, 2010, retail non-fuel base revenues were positively impacted by colder winter weather when compared to the first quarter of 2009. Heating and cooling degree days can be used to evaluate the effect of weather on energy use. For each degree the average outdoor temperature varies from a standard of 65 degrees Fahrenheit a degree day is recorded. The table below shows heating and cooling degree days compared to a 10-year average.

	Three Months Ended March 31,		10-Year Average	Twelve Months Ended March 31,		10-Year Average*
	2010	2009		2010	2009
Heating degree days	1,396	1,030	1,236	2,510	2,027	2,290
Cooling degree days	9	37	18	2,740	2,285	2,556

*	Calendar year basis.

Customer growth is a key driver of the growth of retail sales. The average number of retail customers grew 1.8% and 1.7%, respectively, for the three and twelve months ended March 31, 2010 when compared to the same periods last year. See the tables presented on pages 36 and 37 which provide detail on the average number of retail customers and the related revenues and kWh sales.

Retail non-fuel base revenues. Retail non-fuel base revenues increased by $8.1 million or 8.0% for the three months ended March 31, 2010 when compared to the same period last year primarily due to a 13.6% increase in kWh sales to residential customers reflecting colder winter weather in 2010 and a 1.8% growth in the average number of customers served. During the first quarter of 2010, heating degree days were 36% above the same period in 2009 and 13% above the 10-year average. Retail non-fuel base revenues also increased due to a 2.3% increase in kWh sales to small commercial and industrial customers primarily due to a 2.1% increase in the average number of small commercial and industrial customers served. Retail non-fuel base revenues from large commercial and industrial customers increased 18% due to an increase of 6.1% in kWh sales and the implementation of higher rates in new contracts with several large industrial customers whose contracts had expired. Sales and revenues to public authorities increased 3.3% primarily reflecting increased revenues from military bases.

Retail non-fuel base revenues for the twelve months ended March 31, 2010 increased by $23.1 million, or 4.9%, compared to the same period in 2009 primarily due to a 9.8% increase in kWh sales to residential customers reflecting colder winter weather in the first quarter of 2010 and hotter summer weather in 2009 and a 1.8% growth in the average number of customers served. During the twelve months ended March 31, 2010, heating degree days were 24% above the same period in 2009 and 10% above the 10-year average. Retail non-fuel base revenues from public authorities increased 4.8% due to a 3.0% increase in kWh sales and reflect increased sales to military bases. Retail non-fuel base revenues from small commercial and industrial customers increased 1.3% reflecting a 1.0% increase in the average number of customers served. Retail non-fuel base revenues from large commercial and industrial customers increased $0.8 million, or 2.1% reflecting the implementation of higher rates in new contracts with several large customers whose contracts had expired.

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

In the first quarter of 2010, we over-recovered our fuel costs for all three jurisdictions by $5.7 million compared to $23.4 million of fuel over-recoveries in the first quarter of 2009. In August 2009, we implemented a reduced fixed fuel factor in Texas and in February 2010 we refunded $11.8 million of fuel over-recoveries incurred through November 2009 to our Texas customers. During the first quarter of 2009 we recovered $12.3 million of fuel under-recoveries from Texas customers through a surcharge. Over-recoveries or under-recoveries in New Mexico and from our FERC customer are refunded through fuel adjustment clauses with a two month lag.

In the twelve-month period ended March 31, 2010 we over-collected fuel costs by $48.9 million compared to an under-collection of fuel costs of $17.4 million for the same time period in 2009. Refunds, net of fuel surcharges, of $24.6 million were returned to our Texas customers in the twelve-months ended March 31, 2010 compared to the recovery of $38.3 million of fuel under-recoveries through fuel surcharges, including interest, in the twelve months ended March 31, 2009. At March 31, 2010, we had a fuel over-recovery balance of $12.0 million, including $11.4 million in Texas, $0.5 million in New Mexico, and a $0.1 million from our FERC customer. At March 31, 2009, we had a fuel under-recovery balance of $12.2 million, including $10.5 million in Texas and $1.7 million in New Mexico.

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

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2010	2009	2010	2009
MWh sales	847,738	1,058,403	2,785,319	3,452,487
Sales revenues	$38,703	$38,617	$116,150	$197,600
Fuel cost	$32,862	$31,895	$102,632	$176,382
Total margin	$5,841	$6,722	$13,518	$21,218
Retained margin	$4,382	$5,043	$10,142	$15,917

Off-system sales increased $0.1 million for the three months ended March 31, 2010 when compared to the same period last year as a result of higher average market prices for power offset by a 19.9% decrease in MWh sales. Off-system sales decreased $81.5 million for the twelve months ended March 31, 2010 compared to the same period last year as a result of lower average market prices for power and a 19.3% decrease in off-system MWh sales. We currently share 25% of the off-system sales margins with customers and retain 75% of off-system sales margins. Pursuant to rate agreements entered into in prior years, effective July 1, 2010, we will share 90% of off-system sales margins with customers and retain 10% of off-system sales margins. For the three months ended March 31, 2010 retained margins decreased $0.7 million when compared to the same period in 2009. For the twelve months ended March 31, 2010 retained margins decreased $5.8 million when compared to the same period in 2009.

Comparisons of kWh sales and operating revenues are shown below (in thousands):

			Increase (Decrease)
Quarter Ended March 31:	2010	2009	Amount	Percent
kWh sales:
Retail:
Residential	556,280	489,629	66,651	13.6%
Commercial and industrial, small	484,282	473,287	10,995	2.3
Commercial and industrial, large	236,613	222,997	13,616	6.1
Sales to public authorities	325,557	315,049	10,508	3.3

Total retail sales	1,602,732	1,500,962	101,770	6.8

Wholesale:
Sales for resale	9,180	10,394	(1,214)	(11.7)
Off-system sales	847,738	1,058,403	(210,665)	(19.9)

Total wholesale sales	856,918	1,068,797	(211,879)	(19.8)

Total kWh sales	2,459,650	2,569,759	(110,109)	(4.3)

Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$44,835	$40,191	$4,644	11.6%
Commercial and industrial, small	39,199	37,664	1,535	4.1
Commercial and industrial, large	9,213	7,806	1,407	18.0
Sales to public authorities	16,916	16,377	539	3.3

Total retail non-fuel base revenues	110,163	102,038	8,125	8.0

Wholesale:
Sales for resale	307	307	—	—

Total non-fuel base revenues	110,470	102,345	8,125	7.9

Fuel revenues:
Recovered from customers during the period	38,033	50,461	(12,428)	(24.6	)(1)
Under (over) collection of fuel	(5,690)	(23,356)	17,666	(75.6)
New Mexico fuel in base rates	15,829	15,360	469	3.1

Total fuel revenues	48,172	42,465	5,707	13.4
Off-system sales	38,703	38,617	86	0.2
Other	6,823	7,009	(186)	(2.7	)(2)

Total operating revenues	$204,168	$190,436	$13,732	7.2

Average number of retail customers:
Residential	329,734	323,781	5,953	1.8%
Commercial and industrial, small	36,547	35,785	762	2.1
Commercial and industrial, large	48	48	—	—
Sales to public authorities	4,965	4,938	27	0.5

Total	371,294	364,552	6,742	1.8

(1)	Excludes an $11.8 million refund in 2010 and a $12.3 million surcharge in 2009 related to prior periods Texas deferred fuel revenues.
(2)	Represents revenues with no related kWh sales.

			Increase (Decrease)
Twelve Months Ended March 31:	2010	2009	Amount	Percent
kWh sales:
Retail:
Residential	2,428,301	2,212,019	216,282	9.8%
Commercial and industrial, small	2,262,394	2,250,613	11,781	0.5
Commercial and industrial, large	1,037,802	1,051,868	(14,066)	(1.3)
Sales to public authorities	1,492,956	1,449,229	43,727	3.0

Total retail sales	7,221,453	6,963,729	257,724	3.7

Wholesale:
Sales for resale	55,717	50,663	5,054	10.0
Off-system sales	2,785,319	3,452,487	(667,168)	(19.3)

Total wholesale sales	2,841,036	3,503,150	(662,114)	(18.9)

Total kWh sales	10,062,489	10,466,879	(404,390)	(3.9)

Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$200,442	$183,881	$16,561	9.0%
Commercial and industrial, small	176,863	174,653	2,210	1.3
Commercial and industrial, large	36,211	35,455	756	2.1
Sales to public authorities	77,909	74,376	3,533	4.8

Total retail non-fuel base revenues	491,425	468,365	23,060	4.9

Wholesale:
Sales for resale	2,037	1,559	478	30.7

Total non-fuel base revenues	493,462	469,924	23,538	5.0

Fuel revenues:
Recovered from customers during the period	183,653	210,139	(26,486)	(12.6	)(1)
Under (over) collection of fuel	(48,942)	17,361	(66,303)	—
New Mexico fuel in base rates	69,495	67,897	1,598	2.4

Total fuel revenues	204,206	295,397	(91,191)	(30.9)
Off-system sales	116,150	197,600	(81,450)	(41.2)
Other	27,910	26,205	1,705	6.5	(2)

Total operating revenues	$841,728	$989,126	$(147,398)	(14.9)

Average number of retail customers:
Residential	327,490	321,679	5,811	1.8%
Commercial and industrial, small	36,230	35,865	365	1.0
Commercial and industrial, large	49	51	(2)	(3.9)
Sales to public authorities	4,947	4,911	36	0.7

Total	368,716	362,506	6,210	1.7

(1)	Excludes $24.6 million refund, net of surcharges, in 2010 and a $38.3 million surcharge in 2009 related to prior periods Texas deferred fuel revenues.
(2)	Represents revenues with no related kWh sales.

Energy expenses

Our sources of energy include electricity generated from our nuclear, natural gas and coal generating plants and purchased power. Palo Verde represents approximately 39% of our available net generating capacity and approximately 66% and 60% of our Company generated energy for the three and twelve months ended March 31, 2010, respectively. Large fluctuations in the price of natural gas which also is the primary factor influencing the price of purchased power have had a significant impact on our cost of energy in recent years.

Our energy expenses increased $6.2 million or 8.7% for the three months ended March 31, 2010 when compared to 2009 primarily due to (i) increased natural gas costs of $7.2 million due to a 28% increase in MWhs generated with natural gas partially offset by a 3.6% decrease in the average price of natural gas, and (ii) increased nuclear fuel costs of $1.2 million due to a 22% increase in the average price of nuclear fuel partially offset by a 5% decrease in the MWhs generated with nuclear fuel. These increases were partially offset by (i) decreased coal costs of $1.6 million due to a 40% decrease in MWhs generated with coal, and (ii) decreased costs of purchased power of $0.6 million due to a 14% decrease in the MWhs purchased partially offset by a 15% increase in the market prices for power. Total MWh energy requirements decreased 0.1 million MWhs in the three months ended March 31, 2010 compared to the same period in 2009 as a result of decreased off-system sales partially offset by an increase in retail sales. The table below details the sources and costs of energy for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010			2009
Fuel Type	Cost	MWh	Cost per MWh	Cost	MWh	Cost per MWh
	(in thousands)			(in thousands)
Natural gas	$37,917	552,802	$68.59	$30,716	431,524	$71.18
Coal	2,434	120,409	20.21	4,026	199,390	20.19
Nuclear	8,742	1,280,312	6.83	7,551	1,353,084	5.58

Total	49,093	1,953,523	25.13	42,293	1,983,998	21.32
Purchased power	28,847	610,023	47.29	29,398	712,174	41.28

Total energy	$77,940	2,563,546	30.40	$71,691	2,696,172	26.59

Our energy expenses decreased $155.0 million or 34% for the twelve months ended March 31, 2010 when compared to 2009 primarily due to decreased natural gas costs of $78.8 million due to a 33% decrease in the average price of natural gas, and decreased costs of purchased power of $76.5 million due to a 12% decrease in MWhs purchased and a 33% decrease in the average price of power purchased. Total MWh energy requirements decreased 0.4 million MWhs in the twelve months ended March 31, 2010 compared to the same period in 2009 as a result of decreased off-system sales partially offset by an increase in retail sales. The table below details the sources and costs of energy for the twelve month periods ended March 31, 2010 and 2009.

	Twelve Months Ended March 31,
	2010			2009
Fuel Type	Cost	MWh	Cost per MWh	Cost	MWh	Cost per MWh
	(in thousands)			(in thousands)
Natural gas	$151,144	2,506,910	$60.29	$229,971	2,538,132	$90.61
Coal	11,246	665,877	16.89	14,644	768,358	19.06
Nuclear	30,247	4,776,028	6.33	26,563	4,714,396	5.63

Total	192,637	7,948,815	24.23	271,178	8,020,886	33.81
Purchased power	108,052	2,643,349	40.88	184,523	3,016,187	61.18

Total energy	$300,689	10,592,164	28.39	$455,701	11,037,073	41.29

Other operations expense

Other operations expense increased $0.8 million, or 1.6%, for the three months ended March 31, 2010 compared to the same period last year due primarily to (i) increased Palo Verde operations expense of $0.8 million, and (ii) increased operations expense at our fossil-fueled generating plants of $0.3 million. These increases were partially offset by decreased transmission operations expense of $0.6 million.

Other operations expense increased $13.8 million, or 6.8%, for the twelve months ended March 31, 2010 compared to the same period last year primarily due to (i) increased administrative and general expenses of $5.3 million due to increased accruals for employee incentive compensation and increased pension and benefits expenses reflecting a lower discount rate used to determine postretirement benefit costs, (ii) increased Palo Verde operations expense of $5.8 million primarily due to the increase in employee pension and benefit costs, and (iii) increased operations expense at our fossil-fueled generating plants of $1.5 million.

Maintenance expense

Maintenance expense increased $1.1 million, or 8.4%, for the three months ended March 31, 2010 compared to the same period last year primarily due to increased maintenance expense at our fossil-fueled generating plants as a result of the timing of planned maintenance. Maintenance expense decreased $2.3 million, or 3.6%, for the twelve months ended March 31, 2010 compared to the same period last year primarily due to (i) decreased maintenance at Palo Verde of $1.1 million, (ii) decreased maintenance of $0.8 million related to our general plant, and (iii) decreased distribution maintenance expense of $0.5 million.

Depreciation and amortization expense

Depreciation and amortization expense increased $1.6 million and $1.9 million for the three and twelve months ended March 31, 2010 compared to the same period last year primarily due to increases in depreciable plant balances including Phase I of Newman Unit 5.

Taxes other than income taxes

Taxes other than income taxes decreased $0.8 million and $1.3 million, or 6% and 3%, for the three and twelve months ended March 31, 2010 compared to the same period last year primarily due to lower revenue-related taxes in Texas resulting from a decrease in billed revenues in 2010, which was partially offset by higher property taxes.

Other income (deductions)

Other income (deductions) increased $2.3 million for the three months ended March 31, 2010 compared to the same period last year due to a $2.5 million loss for impairments of equity securities in our Palo Verde decommissioning trust funds in 2009 with no comparable loss in 2010. Other income (deductions) increased $1.8 million for the twelve months ended March 31, 2010 compared to the same period last year primarily due to a $5.2 million loss for impairments of equity securities in our decommissioning trust funds in 2009 while in 2010 all impairments of equity securities were offset by realized gains. This fluctuation was partially offset by (i) a $2.7 million decrease in interest income related to interest included in fuel surcharges in the twelve months ended March 31, 2009 with no comparable amount in 2010, and (ii) a $1.6 million decrease in miscellaneous income primarily related to an increase in the cash surrender value of life insurance policies in the 2009 period with no comparable amount in 2010.

Interest charges (credits)

Interest charges (credits) decreased $1.7 million, or 14%, for the three months ended March 31, 2010 compared to the same period last year primarily due to lower interest rates on pollution control bonds. Two series of pollution control bonds were refunded in March 2009 at a fixed 7.25% interest rate which was lower than the variable interest rates applied to these bonds before the refunding.

Interest charges (credits) for the twelve month period ended March 31, 2010 decreased $3.0 million, or 6.6%, compared to the same period last year primarily due to a $3.0 million decrease in interest related to two series of pollution control bonds discussed above and a $1.1 million increase in AFUDC as a result of increased construction work in progress subject to AFUDC. The decrease in interest charges (credits) was partially offset by a $2.0 million increase in interest related to the issuance of our 7.50% Senior Notes in June 2008.

Income tax expense

On March 23, 2010, the Patient Protection and Affordable Care Act (“PPACA”) was signed into law. A major provision of the law is that beginning in 2013 the income tax deductions for the cost of providing certain prescription drug coverage will be reduced by the amount of the Medicare Part D subsidies received. The Company is required to recognize the impacts of the tax law change at the time of enactment and recorded a non-cash charge to income tax expense of approximately $4.8 million in the first quarter of 2010. Income tax expense increased by $6.9 million, or 135%, in the first quarter of 2010 compared to the first quarter of 2009 primarily due to the passage of the PPACA and an increase in pretax income. Income tax expense increased $4.2 million, or 11.9%, in the twelve months ended March 31, 2010 compared to the same period last year primarily due to the passage of PPACA in March 2010.

New accounting standards

In December 2009, the FASB issued revised guidance related to financial reporting by enterprises involved with variable interest entities. This guidance became effective for reporting periods beginning after November 15, 2009. The guidance requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. We have performed the required analysis and have determined that we do not have any purchase power agreements that qualify as a variable interest entity.

Effective April 1, 2009, we adopted FASB guidance which establishes general standards of accounting and disclosure of events that occur after the balance sheet date, but before financial statements are issued. In February 2010, we adopted an amendment to FASB guidance removing the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated. This new guidance changed disclosure requirements but did not impact our financial statements.

In January 2010, the FASB issued new guidance to improve disclosure requirements related to fair value measurements and disclosures. The new requirements include (i) disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers; and (ii) disclosure in the reconciliation for Level 3 fair value measurements should include information about purchases, sales, issuances, and settlements on a gross basis. The new guidance also clarifies existing disclosures and requires (i) an entity to provide fair value measurement disclosures for each class of assets and liabilities and (ii) disclosures about inputs and valuation techniques. The provisions of this new guidance were adopted in the first quarter of 2010 except for the reconciliation for the Level 3 fair value measurements on a gross basis which will be adopted during the first quarter of 2011. During the three months ended March 31, 2010, there were no transfers in or out of Level 1 or Level 2 categories. This guidance requires additional disclosure on fair value measurements, but does not impact our consolidated financial statements.

Inflation. For the last several years, inflation has been relatively low and, therefore, has had minimal impact on our results of operations and financial condition.

Liquidity and Capital Resources

We continue to maintain a strong capital structure which allows us the ability to access financing from the capital markets at a reasonable cost. At March 31, 2010, our capital structure, including common stock, long-term debt, and the current portion of long-term debt and financing obligations, consisted of 46.1% common stock equity and 53.9% debt. At March 31, 2010, our liquidity included $56.4 million in cash and cash equivalents, most of which was in funds invested in United States Treasury securities.

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

In the three months ended March 31, 2010, we had decreased cash from operations when compared to the same period in 2009 due to a net cash outflow in 2010 of $6.0 million from retail fuel revenues compared to the collection of retail fuel revenues of $34.7 million in 2009. During the first quarter of 2010, we refunded $11.8 million of over-recoveries to Texas customers compared to recovering through a surcharge $12.3 million of fuel under-recoveries from Texas customers in the first quarter of 2009. Over-recoveries in New Mexico and from our FERC customer are refunded through fuel adjustment clauses with a two month lag. At March 31, 2010, we had a fuel over-recovery balance of $12.0 million, including $11.4 million in Texas, $0.5 million in New Mexico, and $0.1 million from our FERC customer.

Capital Requirements. During the three months ended March 31, 2010, our capital requirements primarily consisted of expenditures for the construction and purchase of electric utility plant, purchases of nuclear fuel, and the repurchase of common stock. Projected utility construction expenditures will consist primarily of expanding and updating our transmission and distribution systems, adding new generation, and making capital improvements and replacements at Palo Verde and other generating facilities. We are constructing Newman Unit 5, a 288 MW gas-fired combined cycle combustion turbine generating unit, which will be completed in two phases at an estimated cost of approximately $230 million, including AFUDC. The first phase of Newman Unit 5 was completed in May 2009 and the second phase is currently expected to be completed before the summer of 2011. As of March 31, 2010, we had expended $169.1 million, including AFUDC, on Newman Unit 5. Estimated construction expenditures for 2010 are approximately $189 million. See Part I, Item 1, “Business –Construction Program” in our 2009 Form 10-K. Capital expenditures were $47.1 million in the three months ended March 31, 2010 compared to $47.3 million in the three months ended March 31, 2009.

We maintain a $200 million revolving credit facility to provide liquidity to the Company. Up to $120 million under the revolving credit facility is available through direct borrowings to a trust that is used to finance our nuclear fuel inventory. Borrowings by the trust for nuclear fuel were $118.1 million as of March 31, 2010 and $102.7 million as of March 31, 2009. The Company itself may borrow under the facility to finance nuclear fuel above the $120 million sublimit, but this reduces the amounts available for other purposes.

The Company does not pay dividends on common stock. Since 1999, we have repurchased approximately 21.3 million shares of common stock at an aggregate cost of $307.5 million, including commissions. On February 19, 2010, the Board of Directors authorized an additional repurchase of up to 2 million shares of the Company’s outstanding common stock. During the first quarter of 2010, we repurchased 204,646 shares of common stock in the open market at an aggregate cost of $4.1 million under both the previously authorized program and under the recently authorized program. As of March 31, 2010, 1,996,336 shares remain available for repurchase under the recently authorized program. We may make purchases of our stock in the future pursuant to our stock repurchase program at open market prices and may engage in private transactions, where appropriate. The repurchased shares will be available for issuance under employee benefit and stock incentive plans, or may be retired.

Our cash requirements for federal and state income taxes vary from year to year based on taxable income, which is influenced by the timing of revenues and expenses recognized for income tax purposes. Due to accelerated tax deductions, tax payments are expected to be minimal in 2010.

We continually evaluate our funding requirements related to our retirement plans, other postretirement benefit plans, and decommissioning trust funds. We contributed $1.6 million of the projected $6.8 million 2010 annual contribution to our retirement plans during the three months ended March 31, 2010. In the three months ended March 31, 2010, we contributed $1.1 million of the projected $3.4 million 2010 annual contribution to our other postretirement benefit plan, and $2.1 million of the projected $8.2 million 2010 annual contribution to our decommissioning trust funds. We are in compliance with the funding requirements of the federal government for our benefit plans and decommissioning trust.

Capital Resources. Cash generated from operations decreased $42.1 million in the three months ended March 31, 2010 compared to the same period in 2009 primarily due to a net cash outflow in 2010 of $6.0 million from retail fuel revenues compared to the collection of retail fuel revenues of $34.7 million in 2009. Cash from operations will continue to be a primary source of funds for capital expenditures for electric plant.

We continue to maintain a $200 million credit facility to provide funds for the purchase of nuclear fuel and to provide liquidity to meet our capital requirements before they can be financed with long-term capital sources. At March 31, 2010, we had $81.9 million of unused credit available on our credit facility. In September 2009, we received approval from the FERC to enter into an additional $100 million credit facility by August 2011 to supply additional liquidity. We believe that we will have adequate liquidity through our current cash balances, cash from operations, and our credit facility to meet all of our anticipated cash requirements through 2010 based on current projections. We could also seek to issue additional long-term debt or obtain funds through a new credit facility to finance capital requirements in 2010 and 2011 in addition to funds from operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk due to changes in interest rates, equity prices and commodity prices. See our 2009 Form 10-K, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” for a complete discussion of the market risks we face and our market risk sensitive assets and liabilities. As of March 31, 2010, there have been no material changes in the market risks we faced or the fair values of assets and liabilities disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2009 Form 10-K.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the company and its subsidiary is communicated to the chief executive officer and the chief financial officer by others within those entities. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of March 31, 2010, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to the chief executive officer and the chief financial officer, and recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15, that occurred during the quarter ended March 31, 2010, that materially affected, or that were reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We hereby incorporate by reference the information set forth in Part I of this report under Notes B and F of Notes to Consolidated Financial Statements.

Item 1A.	Risk Factors

Our 2009 Form 10-K includes a detailed discussion of our risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities.

Period	Total Number of Shares Purchased	Average Price Paid per Share (Including Commissions)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
January 1 to January 31, 2010	0	$—	0	200,982
February 1 to February 28, 2010	14,058	19.85	14,058	2,186,924
March 1 to March 31, 2010	190,588	19.99	190,588	1,996,336

(a)	On February 19, 2010, the Company’s Board of Directors authorized a stock repurchase program permitting the repurchase of up to 2.0 million additional shares of its outstanding common stock.

Item 6.	Exhibits

See Index to Exhibits incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EL PASO ELECTRIC COMPANY

By:	/s/ DAVID G. CARPENTER
David G. Carpenter Senior Vice President-Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Dated: May 6, 2010

EL PASO ELECTRIC COMPANY

INDEX TO EXHIBITS

Exhibit Number	Exhibit
†10.01	Form of Directors’ Restricted Stock Award Agreement between the Company and certain directors of the Company. (Identical in all material respects to Exhibit 10.07 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

15	Letter re Unaudited Interim Financial Information

31.01	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	In lieu of non-employee director cash compensation, three agreements, dated as of January 1 and April 1, 2010, substantially identical in all material respects to this Exhibit, have been entered into with Catherine A. Allen; Kenneth R. Heitz; and Patricia Z. Holland-Branch; directors of the Company.