Form 10-Q
period 2010-06-30
EL PASO ELECTRIC CO /TX/
filed 2010-08-06
CIK 31978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-14206

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

As of July 30, 2010, there were 43,520,513 shares of the Company’s no par value common stock outstanding.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

(i)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS (In thousands)
Utility plant:
Electric plant in service	$2,469,953	$2,392,850
Less accumulated depreciation and amortization	(1,011,182)	(981,314)

Net plant in service	1,458,771	1,411,536
Construction work in progress	251,760	244,166
Nuclear fuel; includes fuel in process of $39,605 and $50,929, respectively	152,601	135,021
Less accumulated amortization	(38,465)	(34,737)

Net nuclear fuel	114,136	100,284

Net utility plant	1,824,667	1,755,986

Current assets:
Cash and cash equivalents	29,410	91,790
Accounts receivable, principally trade, net of allowance for doubtful accounts of $2,733 and $1,191, respectively	96,557	70,382
Accumulated deferred income taxes	22,092	20,445
Inventories, at cost	36,161	37,935
Income taxes receivable	16,277	24,162
Undercollection of fuel revenues	68	0
Prepayments and other	6,351	4,837

Total current assets	206,916	249,551

Deferred charges and other assets:
Decommissioning trust funds	137,328	135,372
Regulatory assets	66,250	60,708
Other	24,598	24,535

Total deferred charges and other assets	228,176	220,615

Total assets	$2,259,759	$2,226,152

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Continued)

	June 30, 2010	December 31, 2009
	(Unaudited)
CAPITALIZATION AND LIABILITIES (In thousands except for share data)
Capitalization:
Common stock, stated value $1 per share, 100,000,000 shares authorized, 64,995,314 and 64,946,729 shares issued, and 191,772 and 147,427 restricted shares, respectively	$65,187	$65,094
Capital in excess of stated value	302,104	301,180
Retained earnings	743,211	710,255
Accumulated other comprehensive loss, net of tax	(52,438)	(49,887)

	1,058,064	1,026,642
Treasury stock, 21,671,776 and 21,169,284 shares, respectively, at cost	(313,901)	(303,913)

Common stock equity	744,163	722,729
Long-term debt, net of current portion	739,721	739,697
Financing obligations, net of current portion	0	65,278

Total capitalization	1,483,884	1,527,704

Current liabilities:
Current portion of long-term debt and financing obligations	122,826	41,720
Accounts payable, principally trade	33,176	54,702
Taxes accrued	17,353	22,157
Interest accrued	10,276	10,283
Overcollection of fuel revenues	18,506	18,018
Other	24,241	24,896

Total current liabilities	226,378	171,776

Deferred credits and other liabilities:
Accumulated deferred income taxes	251,968	233,424
Accrued postretirement benefit liability	91,070	88,919
Asset retirement obligation	88,972	85,358
Accrued pension liability	79,745	80,940
Regulatory liabilities	13,925	14,127
Other	23,817	23,904

Total deferred credits and other liabilities	549,497	526,672

Commitments and contingencies

Total capitalization and liabilities	$2,259,759	$2,226,152

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except for share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Operating revenues	$211,397	$203,649	$415,565	$394,085

Energy expenses:
Fuel	50,752	43,883	99,845	86,176
Purchased and interchanged power	19,552	28,295	48,399	57,693

	70,304	72,178	148,244	143,869

Operating revenues net of energy expenses	141,093	131,471	267,321	250,216

Other operating expenses:
Other operations	51,544	50,634	101,642	99,938
Maintenance	15,735	16,404	30,235	29,775
Depreciation and amortization	20,167	18,706	39,451	36,385
Taxes other than income taxes	13,170	12,511	24,913	25,028

	100,616	98,255	196,241	191,126

Operating income	40,477	33,216	71,080	59,090

Other income (deductions):
Allowance for equity funds used during construction	2,707	2,623	5,247	5,212
Investment and interest income, net	840	(1,150)	1,938	(1,636)
Miscellaneous non-operating income	151	549	153	761
Miscellaneous non-operating deductions	(529)	(726)	(888)	(2,041)

	3,169	1,296	6,450	2,296

Interest charges (credits):
Interest on long-term debt and financing obligations	12,241	12,196	24,442	26,120
Other interest	25	82	65	252
Capitalized interest	(258)	(246)	(486)	(496)
Allowance for borrowed funds used during construction	(1,534)	(1,691)	(3,101)	(3,373)

	10,474	10,341	20,920	22,503

Income before income taxes	33,172	24,171	56,610	38,883
Income tax expense	11,665	8,740	23,654	13,843

Net income	$21,507	$15,431	$32,956	$25,040

Basic earnings per share	$0.49	$0.34	$0.75	$0.56

Diluted earnings per share	$0.49	$0.34	$0.75	$0.56

Weighted average number of shares outstanding	43,460,458	44,782,749	43,598,933	44,769,843

Weighted average number of shares and dilutive potential shares outstanding	43,557,788	44,792,345	43,710,026	44,791,380

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except for share data)

	Twelve Months Ended June 30,
	2010	2009
Operating revenues	$849,476	$908,370

Energy expenses:
Fuel	199,506	228,257
Purchased and interchanged power	99,309	151,600

	298,815	379,857

Operating revenues net of energy expenses	550,661	528,513

Other operating expenses:
Other operations	217,545	203,607
Maintenance	60,066	58,815
Depreciation and amortization	78,012	74,565
Taxes other than income taxes	49,883	50,735

	405,506	387,722

Operating income	145,155	140,791

Other income (deductions):
Allowance for equity funds used during construction	9,346	9,833
Investment and interest income, net	7,387	127
Miscellaneous non-operating income	499	2,887
Miscellaneous non-operating deductions	(2,330)	(3,434)

	14,902	9,413

Interest charges (credits):
Interest on long-term debt and financing obligations	48,834	53,043
Other interest	209	903
Capitalized interest	(933)	(1,988)
Allowance for borrowed funds used during construction	(5,757)	(5,596)

	42,353	46,362

Income before income taxes	117,704	103,842
Income tax expense	42,855	34,903

Net income	$74,849	$68,939

Basic earnings per share	$1.70	$1.54

Diluted earnings per share	$1.69	$1.53

Weighted average number of shares outstanding	43,943,503	44,751,020

Weighted average number of shares and dilutive potential shares outstanding	44,059,201	44,819,062

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2010	2009	2010	2009	2010	2009
Net income	$21,507	$15,431	$32,956	$25,040	$74,849	$68,939
Other comprehensive income (loss):
Unrecognized pension and postretirement benefit costs:
Net loss arising during period	0	0	0	0	(48,580)	(30,587)
Reclassification adjustments included in net income for amortization of:
Prior service benefit	(677)	(677)	(1,377)	(1,377)	(2,754)	(2,754)
Net loss	787	412	1,687	812	2,500	735
Net unrealized gains (losses) on marketable securities:
Net holding gains (losses) arising during period	(6,401)	7,749	(3,978)	2,358	6,480	(19,398)
Reclassification adjustments for net (gains) losses included in net income	378	2,798	409	5,271	(2,644)	7,472
Net losses on cash flow hedges:
Reclassification adjustment for interest expense included in net income	83	79	166	156	327	307

Total other comprehensive income (loss) before income taxes	(5,830)	10,361	(3,093)	7,220	(44,671)	(44,225)

Income tax benefit (expense) related to items of other comprehensive income (loss):
Unrecognized pension and postretirement benefit costs	(39)	96	(112)	205	16,640	11,715
Net unrealized gains (losses) on marketable securities	1,205	(2,110)	714	(1,526)	(767)	2,386
Losses on cash flow hedges	(30)	(29)	(60)	(57)	(118)	(112)

Total income tax benefit (expense)	1,136	(2,043)	542	(1,378)	15,755	13,989

Other comprehensive income (loss), net of tax	(4,694)	8,318	(2,551)	5,842	(28,916)	(30,236)

Comprehensive income	$16,813	$23,749	$30,405	$30,882	$45,933	$38,703

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$32,956	$25,040
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of electric plant in service	39,451	36,385
Amortization of nuclear fuel	13,758	11,001
Deferred income taxes, net	14,206	(4,186)
Allowance for equity funds used during construction	(5,247)	(5,212)
Other amortization and accretion	7,260	7,247
Other operating activities	44	3,599
Change in:
Accounts receivable	(26,175)	3,499
Inventories	1,148	1,764
Net overcollection of fuel revenues	420	51,618
Prepayments and other	(2,266)	(2,837)
Accounts payable	(15,880)	(13,687)
Taxes accrued	3,220	2,344
Interest accrued	(7)	2,152
Other current liabilities	(655)	153
Deferred charges and credits	(2,708)	(7,569)

Net cash provided by operating activities	59,525	111,311

Cash flows from investing activities:
Cash additions to utility property, plant and equipment	(90,603)	(99,795)
Cash additions to nuclear fuel	(26,981)	(20,199)
Proceeds from sale of assets	0	466
Capitalized interest and AFUDC:
Utility property, plant and equipment	(8,348)	(8,585)
Nuclear fuel	(486)	(496)
Allowance for equity funds used during construction	5,247	5,212
Decommissioning trust funds:
Purchases, including funding of $4.1 and $3.9 million, respectively	(39,809)	(24,715)
Sales and maturities	34,205	20,812
Other investing activities	(867)	(2)

Net cash used for investing activities	(127,642)	(127,302)

Cash flows from financing activities:
Repurchases of common stock	(9,988)	0
Financing obligations:
Proceeds	25,092	171,305
Payments	(9,264)	(161,465)
Other financing activities	(103)	(1,782)

Net cash provided by financing activities	5,737	8,058

Net decrease in cash and cash equivalents	(62,380)	(7,933)
Cash and cash equivalents at beginning of period	91,790	91,642

Cash and cash equivalents at end of period	$29,410	$83,709

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A. Principles of Preparation

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Annual Report of El Paso Electric Company on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”). Capitalized terms used in this report and not defined herein have the meaning ascribed for such terms in the 2009 Form 10-K. In the opinion of the Company’s management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at June 30, 2010 and December 31, 2009; the results of its operations and comprehensive operations for the three, six and twelve months ended June 30, 2010 and 2009; and its cash flows for the six months ended June 30, 2010 and 2009. The results of operations and comprehensive operations for the three and six months ended June 30, 2010 and the cash flows for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full calendar year.

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

Revenues. Accounts receivable include accrued unbilled revenues of $23.7 million and $18.2 million at June 30, 2010 and December 31, 2009, respectively. The Company presents sales net of sales taxes in its consolidated statements of operations.

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In January 2010, the FASB issued new guidance to improve disclosure requirements related to fair value measurements and disclosures. The new requirements include (i) disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers; and (ii) disclosure in the reconciliation for Level 3 fair value measurements should include information about purchases, sales, issuances, and settlements on a gross basis. The new guidance also clarifies existing disclosures and requires (i) an entity to provide fair value measurement disclosures for each class of assets and liabilities and (ii) disclosures about inputs and valuation techniques. The provisions of this new guidance were adopted in the first quarter of 2010 except for the reconciliation for the Level 3 fair value measurements on a gross basis which will be adopted during the first quarter of 2011. During the three and six months ended June 30, 2010, there were no transfers in or out of Level 1 or Level 2 categories. This guidance requires additional disclosure on fair value measurements, but does not impact the Company’s consolidated financial statements. See Note H.

Supplemental Cash Flow Disclosures (in thousands)

	Six Months Ended June 30,
	2010	2009
Cash paid for:
Interest on long-term debt and financing obligations	$23,825	$23,522
Other interest	0	4
Income taxes paid	5,291	12,938
Non-cash financing activities:
Grants of restricted shares of common stock	1,823	1,230
Issuance of performance shares	662	0

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Texas Regulatory Matters

Texas Freeze Period. The Company entered into agreements (“Texas Rate Agreements”) with El Paso, PUCT staff and other parties in Texas that provided for most retail base rates to remain at their current level through June 30, 2010. During the rate freeze period, if the Company’s return on equity fell below the bottom of a defined range, the Company had the right to initiate a rate case and seek an adjustment to base rates. If the Company’s return on equity exceeded the top of the range, the Company would refund an amount equal to 50% of the Texas jurisdictional pretax return in excess of the ceiling. The Company’s return on equity fell within the then prevailing range during the last reporting period. Also pursuant to the Texas Rate Agreements, the Company agreed to share with its Texas customers 25% of off-system sales margins increasing to 90% after June 30, 2010.

2009 Texas Retail Rate Case. On December 9, 2009, the Company filed an application with the PUCT for authority to change rates, to reconcile fuel costs, to establish formula-based fuel factors, and to establish an energy efficiency cost-recovery factor. This case was assigned PUCT Docket No. 37690. The filing included a base rate increase which was based upon an adjusted test year ended June 30, 2009.

On July 30, 2010, the PUCT approved a settlement in the 2009 Texas retail rate case in PUCT Docket No. 37690. The settlement calls for an annual non-fuel base rate increase of $17.15 million effective for usage beginning July 1, 2010. This increase is offset by the provision that consistent with a prior rate agreement, effective July 1, 2010, the Company will share 90% of off-system sales margins with customers and retain 10% of such margins. Previously, the Company retained 75% of off-system sales margins. Interim rates were placed in effect July 1, 2010 pending final approval by the PUCT. All additions to electric plant in service since June 30, 1993 through June 30, 2009 were deemed to be reasonable and necessary with the exception of one small addition. In addition, the Company’s new customer information system completed in April 2010 was also included in base rates with a ten-year amortization. The settlement provides for the reconciliation of fuel costs incurred through June 30, 2009 except for the recovery of final coal reclamation costs which will be litigated separately. The fuel reconciliation was bifurcated from the rate case (Docket No. 38361) to allow for litigation of the final coal reclamation costs. The PUCT also approved the use of a formula-based fuel factor which provides for more timely recovery of fuel costs. The PUCT approved a $19.7 million or 11% reduction in the Company’s fixed fuel factor as the initial rate under the approved fuel factor formula. The PUCT also approved an energy efficiency cost-recovery factor that includes the recovery of deferred energy efficiency costs over a three-year period.

Fuel and Purchased Power Costs. The Company’s actual fuel costs, including purchased power energy costs, are recoverable from its customers. The PUCT has adopted a rule establishing the recovery of fuel costs (“Texas Fuel Rule”) that allows the Company to seek periodic adjustments to its fixed fuel factor. The Company received approval on July 30, 2010, to implement a formula to determine its fuel factor. The Company can seek to revise its fixed fuel factor based upon the approved formula at least four months after its last revision except in the month of December. The Texas Fuel

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Rule requires the Company to request to refund fuel costs in any month when the over-recovery balance exceeds a threshold material amount and it expects to continue to be materially over-recovered. The Texas Fuel Rule also permits the Company to seek to surcharge fuel under-recoveries in any month the balance exceeds a threshold material amount and it expects to continue to be materially under-recovered. Fuel over and under recoveries are considered material when they exceed 4% of the previous twelve months fuel costs. All such fuel revenue and expense activities are subject to periodic final review by the PUCT in fuel reconciliation proceedings.

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

On June 5, 2009, the Company filed a petition with the PUCT in Docket No. 37086 to decrease its fixed fuel factor by 13.1%, or $27.9 million. On July 30, 2009, the PUCT approved the new factors effective for customer bills rendered beginning in August 2009.

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On December 17, 2009, the Company filed a petition with the PUCT Docket No. 37788 to refund $11.8 million in fuel cost over-recoveries, including interest, for the period September through November 2009. On January 20, 2010, a stipulation was filed that resolved all of the issues in this proceeding. The stipulation provided for the Company to implement a fuel refund for the net over-recovery of $11.8 million, including interest, in the month of February 2010. On January 21, 2010, the administrative law judge assigned to the docket issued an order approving the implementation of interim rates to allow the requested refund to be made. The PUCT issued a final order on February 11, 2010 approving the stipulation.

On May 12, 2010, the Company filed a petition with the PUCT which was assigned Docket No. 38253 to refund $10.5 million in fuel cost over-recoveries, including interest, for the period December 2009 through March 2010. On June 14, 2010, the Company and all other parties filed a stipulation that resolved all of the issues in this case. In the stipulation, the Company and the other parties agreed to increase the refund by $0.6 million to remove costs for the purchase of renewable energy credits from the Company’s fuel cost, and as a result of that adjustment and the associated recalculation of interest, the total refund will be $11.1 million. On June 16, 2010, the administrative law judge assigned to the docket issued an order approving the implementation of interim rates to allow the requested refund to be made in July and August 2010. The PUCT issued a final order on July 15, 2010 approving the stipulation.

Application for Approval to Revise Energy Efficiency Cost Recovery Factor for 2011. On June 1, 2010, the Company filed with the PUCT an application for approval to revise its energy efficiency cost recovery factor, which was assigned PUCT Docket No. 38226. The Company requested that its revised energy efficiency cost recovery factor (“EECRF”) become effective beginning with the first billing cycle of its January 2011 billing month. In its application, the Company requests authority to revise its 2011 EECRF to recover $4.2 million in energy efficiency costs projected to be incurred in 2011, a performance bonus of $0.1 million for the Company’s 2009 program performance, and $2.3 million in annual amortization of the energy efficiency costs that were deferred pursuant to the final order in Docket No. 35612. The total amount that the Company requested to be included in its 2011 EECRF is $6.6 million. A final order should be issued in August or early September 2010.

New Mexico Regulatory Matters

2009 New Mexico Stipulation. On May 29, 2009, the Company filed a general rate case using a test year ended December 31, 2008. The 2009 rate case was docketed as NMPRC Case No. 09-00171-UT.

A comprehensive unopposed stipulation (the “2009 New Mexico Stipulation”) was reached in this general rate case and filed on October 8, 2009. The 2009 New Mexico Stipulation provided for an increase in New Mexico jurisdictional non-fuel and purchased power base rate revenues of $5.5 million. The 2009 New Mexico Stipulation provided for the revision of depreciation rates for the Palo Verde nuclear generating plant to reflect a 20-year life extension and depreciation rates for other plant in

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

service. The 2009 New Mexico Stipulation also provided for the continuation of the Company’s Fuel and Purchased Power Cost Adjustment Clause (“FPPCAC”) without conditions or variance. In addition, it modified the market pricing of capacity and energy provided by Palo Verde Unit 3 to include such capacity and energy in the FPPCAC using a methodology based upon a previous purchased power contract with Credit Suisse Energy, LLC.

On December 10, 2009, the NMPRC issued a final order conditionally approving and clarifying the unopposed stipulation. The stipulated rates approved in the final order went into effect with January 2010 bills.

Investigation into Recovering County Franchise Fees. On December 10, 2009, the NMPRC issued an order in NMPRC Case No. 09-00421-UT, requiring the Company to show cause why it should collect franchise fees from its customers on behalf of Doña Ana and Otero Counties (the “Counties”). The Company responded to the order on January 5, 2010. On January 26, 2010, the NMPRC issued a final order concluding that the imposition of franchise fees by New Mexico counties is not authorized under New Mexico law and, therefore, the Company may not pass through to its customers some past and all ongoing franchise fees imposed by the Counties. The order concluded that only “home rule” municipalities, who had adopted a charter under the state constitution, could impose franchise fees or taxes, provided the residents so voted.

As a result of its findings, the NMPRC directed the Company to immediately cease passing through to its customers any franchise fees paid by the Company to the Counties. The NMPRC also directed the Company to refund to its customers in the Counties the amount of franchise fees charged to those customers since June 1, 2004, plus interest. The Company estimates that its refund obligation under the order would be approximately $6.2 million, plus accrued interest of approximately $1.3 million through June 30, 2010. The order stated that the Company was required to refund these franchise fees to customers over a three-year period through a credit on customer bills and file tariffs for refunding within three days. On January 29, 2010, the NMPRC granted the Company’s request to extend its deadline for compliance with the order until February 12, 2010. Interest will continue to accrue on the unamortized balance until fully refunded. The order does not relieve the Company of its obligation to pay franchise fees to the Counties but states that this issue must be addressed by the New Mexico courts.

The Company filed a Notice of Appeal with the New Mexico Supreme Court on January 27, 2010 (the “Appeal”), seeking to set aside the order on legal and jurisdictional grounds. The Company followed with a motion for Emergency Stay on January 29, 2010, asking the New Mexico Supreme Court to stay the order pending the Appeal. The Company also asked the NMPRC, on February 12, 2010, to delay implementation of its order pending the Appeal. The Counties moved to intervene in the Appeal on February 10, 2010. The Company had placed pending franchise payments to the Counties in separate accounts pending resolution of the proceedings. However, beginning in April 2010 the Company began paying franchise payments to the Counties in accordance with the current franchise agreements. On February 22, 2010, the New Mexico Supreme Court granted the Company’s motion for

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Emergency Stay pending the outcome of the Appeal and granted the Counties’ motion to intervene in the Appeal. In February 2010, the New Mexico legislature passed legislation that confirmed the legality of the Company’s existing franchise agreements with the Counties. The NMPRC, however, did not withdraw its order after this legislation was enacted, and the Company is proceeding with the Appeal. The parties have filed their initial briefs in the Appeal, and the Company has requested oral argument before the New Mexico Supreme Court. The Company cannot predict the outcome of the proceedings.

The Company will also review its legal options to terminate any future obligation to pay franchise fees to the Counties and to seek reimbursement from the Counties if refunds are ultimately required. The Company cannot predict the outcome of these legal reviews or any legal proceedings that may follow.

Investigation into the Service Quality of the Company. On October 22, 2009, NMPRC Staff filed a petition requesting an investigation into the quality of service of the Company’s power distribution system in the Santa Teresa Industrial Park, based upon a report prepared for customers in that area by the Los Alamos National Laboratory. On October 27, 2009, the NMPRC decided to initiate an investigation and ordered the Company to respond no later than November 16, 2009. The Company filed an initial response on November 16, 2009 and a supplemental response on January 8, 2010 after obtaining data on which the report was based. The Company responses provided evidence that the reliability and power quality performance for the Company’s service territory as a whole and on the Santa Teresa circuits in particular meet all applicable reliability standards and comport with good utility practices. On January 28, 2010, the NMPRC Staff filed a reply stating that it found no factual basis to conclude that the Company had violated NMPRC rules and recommended the NMPRC dismiss this proceeding.

On June 8, 2010, the Hearing Examiner issued a Recommended Decision concluding that there is no substantial evidence that would support the allegations in this case regarding the Company’s quality of service. The Hearing Examiner found there is good cause to dismiss the investigation, and close the docket without further proceedings. The Company is unable at this time to predict the ultimate outcome of this docket.

2010 Renewable Procurement Plan Pursuant to the Renewable Energy Act. On July 1, 2010, the Company filed its Application for Approval of its 2010 Renewable Procurement Plan, which was assigned NMPRC Case No. 10-00200-UT. The filing included renewable resources intended to meet the Company’s Renewable Portfolio Standard (“RPS”) requirements in 2011 and future years. The 2010 Renewable Procurement Plan included a number of projects to meet its RPS requirements, including three solar purchased power agreements discussed in Note E below. In addition, the Company is also requesting a variance from solar diversity requirements in 2011 to be made up in later years from additional solar procurement.

Replacement of Revolving Credit Facility and Guarantee of Debt. On June 22, 2010, the Company received final approval from the NMPRC in Case No. 10-00145-UT to refinance the

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Company’s revolving credit facility and issue in a private placement up to $110 million of senior notes from the Rio Grande Resources Trust II (the “RGRT”), guaranteed by the Company, to finance nuclear fuel. The Company currently expects to complete the notes financing by RGRT during the third quarter and to use the proceeds to repay amounts borrowed under the revolving credit facility for nuclear fuel. This would enable the future nuclear fuel financing requirements by RGRT to be met with the senior notes with any additional amounts borrowed from the revolving credit facility. The Company also anticipates completing the refinancing of the revolving credit facility prior to its maturity in April 2011.

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

The FERC also ordered that the Company refund to TEP all sums with interest that TEP had paid it for transmission under the applicable transmission service agreements since February 2006 for service relating to the LEF. On December 3, 2008, the Company refunded $9.7 million to TEP. The Company had established a reserve for the rate refund of approximately $7.2 million as of September 30, 2008, resulting in a pre-tax charge to earnings of approximately $2.5 million in 2008. The Company also paid TEP interest on the refunded balance of approximately $0.9 million, which was

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

also charged to earnings in 2008. The Company filed a request for rehearing of the FERC’s decision on December 15, 2008, seeking reversal of the order on the merits and a return of any refunds made in the interim, as well as compensation for all service that the Company may provide to TEP from the LEF over the Company’s transmission system on a going forward basis. On July 7, 2010, the FERC denied the Company’s request for rehearing. On July 23, 2010, the Company filed a Petition for Review in the United States Court of Appeals for the District of Columbia Circuit. The Company cannot predict the outcome of that appeal. If the order is not reversed, the Company will lose the opportunity to receive compensation from TEP for such transmission service in the future.

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

Replacement of Revolving Credit Facility and Guarantee of Debt. On June 29, 2010, the Company received approval from the FERC in Docket No. ES10-43-000 to refinance the Company’s revolving credit facility and issue in a private placement up to $110 million of senior notes from the RGRT, guaranteed by the Company, to finance nuclear fuel. The Company currently expects to complete the notes financing by RGRT during the third quarter and to use the proceeds to repay amounts borrowed under the revolving credit facility for nuclear fuel. This would enable the future nuclear fuel financing requirements by RGRT to be met with the senior notes with any additional amounts borrowed from the revolving credit facility. The Company also anticipates completing the refinancing of the revolving credit facility prior to its maturity in April 2011.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

C. Common Stock

Common Stock Repurchase Program

Since 1999, the Company has repurchased approximately 21.6 million shares of common stock at an aggregate cost of $313.4 million, including commissions. As of December 31, 2009, 200,982 shares remained available for repurchase under its authorized program. On February 19, 2010, the Board of Directors authorized the repurchase of up to 2 million additional shares of the Company’s outstanding common stock. During the first six months of 2010, the Company repurchased 502,492 shares of common stock in the open market at an aggregate cost of $10.0 million under both the previously authorized program and under the recently authorized program. As of June 30, 2010, 1,698,490 shares remain available for repurchase under the current program. The Company may make purchases of its stock in the future pursuant to its stock repurchase plan at open market prices and may engage in private transactions, where appropriate. The repurchased shares will be available for issuance under employee benefit and stock incentive plans, or may be retired.

Basic and Diluted Earnings Per Share

The basic and diluted earnings per share are presented below:

	Three Months Ended June 30,
	2010	2009
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	43,460,458	44,782,749
Dilutive effect of unvested performance awards	40,740	0
Dilutive effect of stock options	56,590	9,596

Diluted number of common shares outstanding	43,557,788	44,792,345

Basic net income per common share:
Net income	$21,507	$15,431
Income allocated to participating restricted stock	(91)	(58)

Net income available to common shareholders	$21,416	$15,373

Diluted net income per common share:
Net income	$21,507	$15,431
Income reallocated to participating restricted stock	(90)	(58)

Net income available to common shareholders	$21,417	$15,373

Basic net income per common share	$0.49	$0.34

Diluted net income per common share	$0.49	$0.34

The calculation of the weighted average number of common shares and dilutive potential shares outstanding for the three months ended June 30, 2010 and 2009, excludes 64,840 and 44,363 shares, respectively, of restricted stock awards because their effect was antidilutive.

Performance shares of 96,900 and 222,267 were excluded from the computation of diluted earnings per share for the three months ended June 30, 2010 and 2009, respectively, as no payouts

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

would be required based upon performance at the end of each corresponding period. These amounts assume a 100% performance level payout.

No stock options were excluded from the computation of diluted earnings per share for the three months ended June 30, 2010. Options of 214,440 were excluded from the computation of diluted earnings per share for the three months ended June 30, 2009 as the exercise price was greater than the average stock price for that period.

	Six Months Ended June 30,
	2010	2009
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	43,598,933	44,769,843
Dilutive effect of unvested performance awards	56,542	0
Dilutive effect of stock options	54,551	21,537

Diluted number of common shares outstanding	43,710,026	44,791,380

Basic net income per common share:
Net income	$32,956	$25,040
Income allocated to participating restricted stock	(132)	(88)

Net income available to common shareholders	$32,824	$24,952

Diluted net income per common share:
Net income	$32,956	$25,040
Income reallocated to participating restricted stock	(132)	(88)

Net income available to common shareholders	$32,824	$24,952

Basic net income per common share	$0.75	$0.56

Diluted net income per common share	$0.75	$0.56

The calculation of the weighted average number of common shares and dilutive potential shares outstanding for the six months ended June 30, 2010 and 2009, excludes 72,415 and 62,365 shares, respectively, of restricted stock awards because their effect was antidilutive.

Performance shares of 48,450 and 224,734 were excluded from the computation of diluted earnings per share for the six months ended June 30, 2010 and 2009, respectively, as no payouts would be required based upon performance at the end of each corresponding period. These amounts assume a 100% performance level payout.

No stock options were excluded from the computation of diluted earnings per share for the six months ended June 30, 2010. Options of 107,220 were excluded from the computation of diluted earnings per share for the six months ended June 30, 2009 as the exercise price was greater than the average stock price for that period.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Twelve Months Ended June 30,
	2010	2009
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	43,943,503	44,751,020
Dilutive effect of unvested performance awards	56,146	3,180
Dilutive effect of stock options	59,552	64,862

Diluted number of common shares outstanding	44,059,201	44,819,062

Basic net income per common share:
Net income	$74,849	$68,939
Income allocated to participating restricted stock	(287)	(205)

Net income available to common shareholders	$74,562	$68,734

Diluted net income per common share:
Net income	$74,849	$68,939
Income reallocated to participating restricted stock	(286)	(205)

Net income available to common shareholders	$74,563	$68,734

Basic net income per common share	$1.70	$1.54

Diluted net income per common share	$1.69	$1.53

The calculation of the weighted average number of common shares and dilutive potential shares outstanding for the twelve months ended June 30, 2010 and 2009, excludes 71,653 and 56,045 shares, respectively, of restricted stock awards because their effect was antidilutive.

Performance shares of 65,763 and 153,039 were excluded from the computation of diluted earnings per share for the twelve months ended June 30, 2010 and 2009, respectively, as no payouts would be required based upon performance at the end of each corresponding period. These amounts assume a 100% performance level payout.

No stock options were excluded from the computation of diluted earnings per share for the six months ended June 30, 2010. Options of 53,160 were excluded from the computation of diluted earnings per share for the twelve months ended June 30, 2009 as the exercise price was greater than the average stock price for that period.

D. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and in the states of Texas, New Mexico and Arizona. The Company is no longer subject to tax examination by federal taxing authorities for years prior to 2007 and in the state jurisdictions for years prior to 1998. A deficiency notice relating to the Company’s 1998 through 2003 income tax returns in Arizona contests a pollution control credit, a research and development credit, and the sales and property apportionment factors. The Company is contesting these adjustments.

On March 23, 2010, the Patient Protection and Affordable Care Act (“PPACA”) was signed into law. A major provision of the law is that, beginning in 2013, the income tax deductions for the cost of providing certain prescription drug coverage will be reduced by the amount of the Medicare Part D

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

subsidies received. The Company was required to recognize the impacts of the tax law change at the time of enactment and recorded a one-time non-cash charge to income tax expense of approximately $4.8 million in the first quarter of 2010.

For the three months ended June 30, 2010 and 2009, the Company’s consolidated effective tax rate was 35.2% and 36.2%, respectively. For the six months ended June 30, 2010 and 2009, the Company’s consolidated effective tax rate was 41.8% and 35.6%, respectively. For the twelve months ended June 30, 2010 and 2009 the Company’s consolidated effective tax rate was 36.4% and 33.6%, respectively. For the six and twelve months ended June 30, 2010, the Company’s effective tax rates differ from the federal statutory tax rate of 35% primarily due to the enactment of the PPACA discussed above. The Company’s consolidated effective tax rate without the effect of the enactment of the PPACA for the six and twelve months ended June 30, 2010, was 32.6% and 32.0%, respectively. The Company’s 2010 effective tax rates without the effect of the enactment of the PPACA and 2009 effective tax rates differ from the federal statutory tax rate of 35% primarily due to state income taxes, the allowance for equity funds used during construction, the tax rate on income or losses on investments in the Company’s qualified decommissioning trust fund, and various permanent tax differences.

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

Power Purchase and Sale Contracts

In addition to the contracts disclosed in the related table of the Company’s 2009 Form 10-K, the Company has entered into several agreements with various counterparties for forward firm purchases of electricity:

Type of Contract	Quantity	Term
Power Purchase Agreement	20 MW	20 years after operational start date (1)
Power Purchase Agreement	Up to 40 MW	2010
Power Purchase Agreement	Up to 40 MW	2011 through September 2014

(1)	This contract is a power purchase agreement for the full capacity of a 20 MW solar photovoltaic plant to be built in Southern New Mexico. The plant is scheduled for commercial operation no sooner than December 31, 2011.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company entered into a 20-year contract (the “Agreement”) with New Mexico SunTower, LLC (“NM SunTower”) in 2008 for the purchase of the output of a 92-MW concentrated solar plant which was expected to begin commercial operation in 2011. NM SunTower is an affiliate of NRG Energy, Inc. NM SunTower failed to meet its financial commitment milestone, and, on May 3, 2010, the Company delivered to NM SunTower a notice of default as provided under the terms of the Agreement. The Company presented testimony to the NMPRC at a hearing June 8, 2010, seeking approval for NM SunTower’s request to (i) change the technology from concentrated solar to photovoltaic, (ii) downsize the solar project from 92 MW to 20 MW, and (iii) delay the date for commercial operation to December 31, 2011, at the earliest. The Company also requested deferral of its 2011 solar diversity requirements to the 2012-2015 period and approval to meet its 2011 RPS with purchases of renewable energy credits (“RECs”) from a third party. On June 24, 2010, the NMPRC approved changes to the Agreement with NM SunTower and requested that the Company submit the other items requested in its annual Renewable Energy Procurement Plan (“Plan”) filing.

On July 1, 2010, the Company made its annual Plan filing requesting approval for a 20-year purchase from two solar photovoltaic projects totaling 24 MW consisting of two 12 MW projects located in Southern New Mexico expected to be operational by December 31, 2011. The Company also requested approval for a 20-year purchase from a 5 MW photovoltaic project also located in Southern New Mexico expected to be operational by March 31, 2011. Contracts for these projects are currently being negotiated. In addition, approval for the purchase of RECs to assist in meeting the Company’s RPS requirements for the 2011 to 2015 period was requested. The Company expects NMPRC approval of its Plan by December 2010. See Note B.

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s 2009 reconciliation was filed and all required allowances were purchased by the due date of March 1, 2010.

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

Ongoing Regulatory Compliance. The Company analyzes the costs of its current obligations arising from environmental matters on an ongoing basis and believes it has made adequate provision in its financial statements to meet the obligations which can be meaningfully quantified. As a result of this analysis, the Company has a provision for environmental remediation obligations of approximately $0.9 million as of June 30, 2010, related to compliance with federal and state environmental standards. However, unforeseen expenses associated with environmental compliance or remediation may occur and could have a material adverse effect on the future operations and financial condition of the Company.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company incurred the following expenditures during the three, six and twelve months ended June 30, 2010 and 2009 to comply with federal environmental statutes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2010	2009	2010	2009	2010	2009
Clean Air Act (1)	$71	$243	$288	$593	$505	$922
Clean Water Act (2)	69	72	103	131	569	553

(1)	Includes a $0.3 million reserve related to excess emissions at the Rio Grande generating station for the six and twelve months ended June 30, 2009.
(2)	Includes a $0.2 million reserve for remediation costs for the Gila River Boundary Site for the twelve months ended June 30, 2009. Excludes a $0.6 million adjustment reducing estimated remediation costs for a property previously owned by the Company for the three, six and twelve months ended June 30, 2009. The twelve months ended June 30, 2010, includes a $0.3 million reserve for remediation costs related to the oil discharge at its Rio Grande Power Station discussed below.

Along with many other companies, the Company received from the Texas Commission on Environmental Quality (“TCEQ”) a request for information in 2003 in connection with environmental conditions at a facility in San Angelo, Texas that was operated by the San Angelo Electric Service Company (“SESCO”). In November 2005, TCEQ proposed the SESCO site for listing on the registry of Texas state superfund sites and mailed notice to more than five hundred entities, including the Company, indicating that TCEQ considers each of them to be a “potentially responsible party” at the SESCO site. The Company received from the SESCO working group of potentially responsible parties a settlement offer in May 2006 for remediation and other expenses expected to be incurred in connection with the SESCO site. The Company’s position is that any liability it may have related to the SESCO site was discharged in the Company’s bankruptcy. In July 2010, the Company made a revised offer to the SESCO working group to settle this matter. At this time, the Company has not agreed to a settlement or to otherwise participate in the cleanup of the SESCO site and is unable to predict the outcome of this matter. While the Company has no reason at present to believe that it will incur material liabilities in connection with the SESCO site, it had accrued $0.3 million for potential costs related to this matter.

The EPA has investigated releases or potential releases of hazardous substances, pollutants or contaminants at the Gila River Boundary Site, on the Gila River Indian Community (“GRIC”) reservation in Arizona and designated it as a Superfund Site. The Company currently owns 16.29% of the site and will share in the cost of cleanup of this site. The Company has a tentative agreement with the former property owner and the EPA to settle this matter for less than $0.1 million and the Company has accrued $0.2 million for potential costs related to this matter.

In 2006, the Company experienced an oil discharge at the Rio Grande Power Station. The Company remediated the site by removing the contaminated soil and installing monitoring wells to monitor for the presence of hydrocarbons in the ground water. A monitoring well showed signs of contamination at levels exceeding New Mexico ground water standards. The Company notified the NMED of its findings and submitted an abatement plan to the NMED addressing the soil and ground

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

water impacts. The abatement plan was approved by the NMED, and the Company further assessed and remediated the site in accordance to the plan in 2010. The Company has incurred $0.3 million in costs related to this matter. Four of the five oil tanks at the Rio Grande Power Station have recently been dismantled and removed. The Company does not expect any significant additional costs to be incurred related to the 2006 discharge.

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

Union Matters

The Company has approximately 1,000 employees, 42% of whom are covered by a collective bargaining agreement which expires in September 2010. The Company is currently in negotiations on a new collective bargaining agreement. The Company is unable at this time to predict the ultimate outcome of these negotiations.

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

G. Employee Benefits

Retirement Plans

The net periodic benefit cost recognized for the three, six and twelve months ended June 30, 2010 and 2009 is made up of the components listed below as determined using the projected unit credit actuarial cost method (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2010	2009	2010	2009	2010	2009
Components of net periodic benefit cost:
Service cost	$1,532	$1,367	$3,032	$2,767	$5,799	$5,304
Interest cost	3,390	3,317	6,815	6,592	13,406	12,892
Expected return on plan assets	(3,433)	(3,845)	(6,933)	(7,720)	(14,652)	(14,815)
Amortization of:
Net loss	874	412	1,774	812	2,587	1,398
Prior service cost	33	33	58	58	115	115

Net periodic benefit cost	$2,396	$1,284	$4,746	$2,509	$7,255	$4,894

During the six months ended June 30, 2010, the Company contributed $4.1 million of its projected $8.4 million 2010 annual contribution to its retirement plans.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Postretirement Benefits

The net periodic benefit cost recognized for the three, six and twelve months ended June 30, 2010 and 2009 is made up of the components listed below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2010	2009	2010	2009	2010	2009
Components of net periodic benefit cost:
Service cost	$854	$773	$1,779	$1,698	$3,476	$3,278
Interest cost	1,607	1,596	3,332	3,246	6,578	6,345
Expected return on plan assets	(390)	(375)	(765)	(750)	(1,514)	(1,676)
Amortization of:
Prior service benefit	(710)	(710)	(1,435)	(1,435)	(2,869)	(2,869)
Net gain	(87)	0	(87)	0	(87)	(663)

Net periodic benefit cost	$1,274	$1,284	$2,824	$2,759	$5,584	$4,415

During the six months ended June 30, 2010, the Company contributed $2.2 million of its projected $4.6 million 2010 annual contribution to its postretirement plan.

In March of 2010, the President signed into law comprehensive health care reform legislation under the Patient Protection and Affordable Care Act and the Health Care Education and Affordability Reconciliation Act (the “Acts”). The Acts contain provisions which could impact the Company’s accounting for retiree medical benefits in future periods. However, the extent of any additional impact cannot be completely determined until regulations are promulgated under the Acts and those regulations become available. The Company will continue to assess the accounting implications of the Acts as related regulations and interpretations of the Acts become available. Based on the analysis to date of the provisions in the Acts, the impact of which are reasonably determinable, a re-measurement of the Company’s retiree plan liabilities is not required at this time.

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair values of the Company’s long-term debt and financing obligations, including the current portion thereof, are based on estimated market prices for similar issues and are presented below (in thousands):

	June 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Pollution Control Bonds	$193,135	$200,084	$193,135	$197,680
Senior Notes	546,586	568,830	546,562	545,475
Nuclear Fuel Financing (1)	122,826	122,826	106,998	106,998

Total	$862,547	$891,740	$846,695	$850,153

(1)	The interest rate on the Company’s financing for nuclear fuel purchases is reset every quarter to reflect current market rates. Consequently, the carrying value approximates fair value.

Marketable Securities. The Company’s marketable securities, included in decommissioning trust funds in the balance sheets, are reported at fair value which was $137.3 million and $135.4 million at June 30, 2010 and December 31, 2009, respectively. These securities are classified as available for sale under FASB guidance for certain investments in debt and equity securities and are valued using prices and other relevant information generated by market transactions involving identical or comparable securities. The reported fair values include gross unrealized losses on marketable securities whose impairment the Company has deemed to be temporary. The tables below present the gross unrealized losses and the fair value of these securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	June 30, 2010
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities (1):
Federal Agency Mortgage Backed Securities	$0	$0	$451	$(17)	$451	$(17)
U.S. Government Bonds	1,844	(1)	330	0	2,174	(1)
Municipal Obligations	5,404	(88)	4,344	(207)	9,748	(295)
Corporate Obligations	502	(4)	0	0	502	(4)

Total debt securities	7,750	(93)	5,125	(224)	12,875	(317)
Common stock	22,759	(3,304)	2,770	(781)	25,529	(4,085)

Total temporarily impaired securities	$30,509	$(3,397)	$7,895	$(1,005)	$38,404	$(4,402)

(1)	Includes approximately 81 securities.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2009
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities (1):
Federal Agency Mortgage Backed Securities	$6,975	$(70)	$38	$(2)	$7,013	$(72)
U.S. Government Bonds	9,355	(248)	0	0	9,355	(248)
Municipal Obligations	3,235	(53)	5,067	(159)	8,302	(212)
Corporate Obligations	2,039	(20)	856	(27)	2,895	(47)

Total debt securities	21,604	(391)	5,961	(188)	27,565	(579)
Common stock	11,735	(790)	3,718	(686)	15,453	(1,476)

Total temporarily impaired securities	$33,339	$(1,181)	$9,679	$(874)	$43,018	$(2,055)

(1)	Includes approximately 106 securities.

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

The reported fair values also include gross unrealized gains on marketable securities which have not been recognized in the Company’s net income. The table below presents the unrecognized gross unrealized gains and the fair value of these securities, aggregated by investment category (in thousands):

	June 30, 2010		December 31, 2009
	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains
Description of Securities:
Federal Agency Mortgage Backed Securities	$23,547	$1,046	$13,050	$567
U.S. Government Bonds	13,116	429	4,537	58
Municipal Obligations	20,262	948	21,121	852
Corporate Obligations	8,075	378	4,313	222

Total debt securities	65,000	2,801	43,021	1,699

Common stock	30,615	5,484	45,317	7,808
Temporary investments	3,309	0	4,016	0

Total	$98,924	$8,285	$92,354	$9,507

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s marketable securities include investments in municipal, corporate and federal debt obligations. The contractual year for maturity of these available-for-sale securities as of June 30, 2010 is as follows (in thousands):

	Total	2010	2011 through 2014	2015 through 2019	2020 and Beyond
Municipal Debt Obligations	$30,010	$1,823	$10,804	$12,407	$4,976
Corporate Debt Obligations	8,577	0	2,801	3,882	1,894
Federal Agency Mortgage Backed Securities	23,998	0	1,462	2,379	20,157
U.S. Government Bonds	15,290	0	8,632	4,617	2,041

The Company recognizes impairment losses on certain of its securities deemed to be other than temporary. In accordance with FASB guidance, these impairment losses are recognized in net income, and a lower cost basis is established for these securities. For the three, six and twelve months ended June 30, 2010, $0.3 million, $0.3 million and $0.7 million of gross impairments deemed to be other than temporary were recognized in the consolidated statement of operations. For the three, six and twelve months ended June 30, 2009, $2.6 million, $5.2 million and $11.6 million of gross impairments were deemed to be other than temporary and recognized in the consolidated statements of operations.

The Company’s marketable securities in its decommissioning trust funds are sold from time to time and the Company uses the specific identification basis to determine the amount to reclassify out of accumulated other comprehensive income and into net income. The proceeds from the sale of these securities and the related effects on pre-tax income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2010	2009	2010	2009	2010	2009
Proceeds from sales of available-for-sale securities	$14,701	$8,396	$34,205	$20,812	$93,328	$57,446

Gross realized gains included in pre-tax income	$129	$87	$526	$289	$3,851	4,990
Gross realized losses included in pre-tax income	(244)	(236)	(672)	(409)	(502)	(888)
Gross unrealized losses included in pre-tax income	(263)	(2,649)	(263)	(5,151)	(705)	(11,574)

Net gains (losses) in pre-tax income	$(378)	$(2,798)	$(409)	$(5,271)	$2,644	$(7,472)

Net unrealized holding gains (losses) included in other comprehensive income	$(6,401)	$7,749	$(3,978)	$2,358	$6,480	$(19,398)
Net gains (losses) reclassified out of other comprehensive income	378	2,798	409	5,271	(2,644)	7,472

Net gains (losses) in other comprehensive income	$(6,023)	$10,547	$(3,569)	$7,629	$3,836	$(11,926)

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

•

Level 2 – Inputs other than quoted market prices included in Level 1 that are observable for the asset or liability either directly or indirectly. Financial assets utilizing Level 2 inputs include the nuclear decommissioning trust investments in fixed income securities other than U.S. Treasury securities. The fair value of these financial instruments is based on evaluated prices that reflect observable market information, such as actual trade information of similar securities, adjusted for observable differences.

•

Level 3 – Unobservable inputs using data that is not corroborated by market data and primarily based on internal Company analysis using models and various other analyses. Financial assets utilizing Level 3 inputs include the Company’s investments in debt securities.

As of June 30, 2010, the Company had $4.0 million invested in debt securities which consisted of two $2.0 million investments in auction rate securities maturing in 2042 and 2044. The Company classifies these securities as trading securities which are included in deferred charges and other assets on the Company’s consolidated balance sheets. These auction rate securities are collateralized with student loans which are re-insured by the Department of Education as part of the Federal Family Education Loan Program (“FFELP”) and have credit ratings of “A” by Standard & Poors and “A2” by Moody’s. The principal on the securities can be realized at maturity, sold in a successful auction, or sold in the secondary market. Interest rates on the auction rate securities are reset every 28 days. At June 30, 2010 upon a failed auction, the maximum interest rates for $2.0 million of the debt securities were based upon the lesser of the interest paid on the student loan portfolio, less service costs or one-month LIBOR plus 2.5%. At June 30, 2010, the default interest rate was 2.85% based on one-month LIBOR plus 2.5%. The maximum interest rate for the remaining $2.0 million of debt securities were based upon the lesser of (i) the net loan rate (the interest paid on the student loan portfolio less service costs); (ii) 91-day Treasury bills plus 1.5%; (iii) one-month LIBOR plus 1.5%; (iv) 18%; or (v) highest rate legally payable. At June 30, 2010, the default interest rate was 1.553% based on the net loan rate.

The auction process historically provided a liquid market to sell the securities to meet cash requirements. These auction rate securities had successful auctions through January 2008. However, since February 2008, auctions for these securities have not been successful, resulting in the inability to liquidate these investments. The Company’s valuation as of June 30, 2010 is based upon the average of a discounted cash flow model valuation and a market comparables method.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The discounted cash flow model valuation is based on expected cash flows using the maximum expected interest rates discounted by an expected yield reflecting illiquidity and credit risk. In order to more accurately forecast cash flows, Treasury and LIBOR yield curves were created using swap rates and data provided on the U.S. Department of the Treasury website and the British Banker’s Association website. After thorough analysis, future cash flows were projected based on interest rate models over a term, which was based on an estimate of the weighted average life of the student loan portfolio within the issuing trusts. The applied discount yield was based on the applicable forward LIBOR rate and yield spreads of 470 and 570 basis points based on each security’s (i) credit risk, (ii) illiquidity, (iii) subordinated status, (iv) interest rate limitations, and (v) FFELP guarantees.

The market comparables method is based upon sales and purchases of auction rate securities in secondary market transactions. The secondary market discounts of 33% to 37% are based on discounts indicated in secondary market transactions involving comparable student loan auction rate securities. The average of the values provided by the discounted cash flow calculation and the market comparables method are used to arrive at the concluded value of the securities.

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair value of the Company’s decommissioning trust funds and investments in debt securities, at June 30, 2010 and December 31, 2009, and the level within the three levels of the fair value hierarchy defined by FASB guidance are presented in the table below (in thousands):

Description of Securities	Fair Value as of June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading Securities:
Investments in Debt Securities	$2,546	$0	$0	$2,546

Available for sale:
U.S. Government Bonds	$15,290	$15,290	$0	$0
Federal Agency Mortgage Backed Securities	23,998	0	23,998	0
Municipal Bonds	30,010	0	30,010	0
Corporate Asset Backed Obligations	8,577	0	8,577	0

Subtotal Debt Securities	77,875	15,290	62,585	0

Common Stock:
U.S. companies	47,387	47,387	0	0
International companies	8,757	8,757	0	0
Cash and Cash Equivalents	3,309	3,309	0	0

Total available for sale	$137,328	$74,743	$62,585	$0

Description of Securities	Fair Value as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading Securities:
Investments in Debt Securities	$2,510	$0	$0	$2,510

Available for sale:
U.S. Government Bonds	$13,892	$13,892	$0	$0
Federal Agency Mortgage Backed Securities	20,063	0	20,063	0
Municipal Bonds	29,424	0	29,424	0
Corporate Asset Backed Obligations	7,207	0	7,207	0

Subtotal Debt Securities	70,586	13,892	56,694	0

Common Stock:
U.S. companies	51,759	51,759	0	0
International companies	9,011	9,011	0	0
Cash and Cash Equivalents	4,016	4,016	0	0

Total available for sale	$135,372	$78,678	$56,694	$0

The change in the fair value of the investments in debt securities resulted in a charge to income of less than $0.1 million for the three months ended June 30, 2010, and a credit to income of less than $0.1 million and $0.1 million for the six and twelve months ended June 30, 2010, respectively. The change

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

in the fair value of the investments in debt securities resulted in a credit to income of $0.2 million for the three and six months ended June 30, 2009, and a charge to income of $0.6 million for the twelve months ended June 30, 2009. These amounts are reflected in the Company’s consolidated statement of operations as an adjustment to investment and interest income. Below is a reconciliation of the beginning and ending balances of the investments in debt securities (in thousands):

	2010	2009
Balance at January 1	$2,510	$2,264
Unrealized gain (loss) in fair value recognized in income	62	(52)

Balance at March 31	2,572	2,212
Unrealized gain (loss) in fair value recognized in income	(26)	213

Balance at June 30	$2,546	$2,425

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

El Paso Electric Company:

We have reviewed the consolidated balance sheet of El Paso Electric Company and subsidiary as of June 30, 2010, the related consolidated statements of operations and comprehensive operations for the three-month, six-month and twelve-month periods ended June 30, 2010 and 2009, and the related consolidated statements of cash flows for the six-month periods ended June 30, 2010 and 2009. These consolidated financial statements are the responsibility of the Company’s management.

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
August 5, 2010

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this Item 2 updates, and should be read in conjunction with, the information set forth in Part II, Item 7 of our 2009 Form 10-K.

FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Quarterly Report on Form 10-Q other than statements of historical information are “forward-looking statements.” The Private Securities Litigation Reform Act of 1995 has established that these statements qualify for safe harbors from liability. Forward-looking statements may include words like we “believe”, “anticipate”, “target”, “expect”, “pro forma”, “estimate”, “intend” and words of similar meaning. Forward-looking statements describe our future plans, objectives, expectations or goals. Such statements address future events and conditions concerning and including, but are not limited to, such things as:

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

These forward-looking statements involve known and unknown risks that may cause our actual results in future periods to differ materially from those expressed in any forward-looking statement. Factors that would cause or contribute to such differences include, but are not limited to, such things as:

•	ability of our operating partners to maintain plant operations and manage operation and maintenance costs at the Palo Verde and Four Corners plants,

•	reductions in output at generation plants operated by the Company,

•	unscheduled outages including outages at Palo Verde,

•	the size of our construction program and our ability to complete construction on budget and on a timely basis,

•	the recovery of capital investments through rates,

•	electric utility deregulation or re-regulation,

•	regulated and competitive markets,

•	ongoing municipal, state and federal activities,

•	economic and capital market conditions,

•	changes in accounting requirements and other accounting matters,

•	changing weather trends,

•	rates, cost recoveries and other regulatory matters including the ability to recover fuel costs on a timely basis,

•	changes in environmental regulations, including those related to greenhouse gas emissions,

•	political, legislative, judicial and regulatory developments,

•	the impact of lawsuits filed against us,

•	the impact of changes in interest rates,

•	changes in, and the assumptions used for, pension and other post-retirement and post-employment benefit liability calculations, as well as actual and assumed investment returns on pension plan assets,

•	the impact of recent U.S. health care reform legislation,

•	the impact of changing cost escalation and other assumptions on our nuclear decommissioning liability for Palo Verde,

•	Texas, New Mexico and electric industry utility service reliability standards,

•	homeland security considerations,

•	coal, uranium, natural gas, oil and wholesale electricity prices and availability, and

•	other circumstances affecting anticipated operations, sales and costs.

These lists are not all-inclusive because it is not possible to predict all factors. A discussion of some of these factors is included in this document under the headings “Risk Factors” and in the 2009 Form 10-K under the headings “Management’s Discussion and Analysis” “-Summary of Critical Accounting Policies and Estimates” and “-Liquidity and Capital Resources.” This report should be read in its entirety. No one section of this report deals with all aspects of the subject matter. Any forward-looking statement speaks only as of the date such statement was made, and we are not obligated to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made except as required by applicable laws or regulations.

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

Summary

The following is an overview of our results of operations for the three, six and twelve month periods ended June 30, 2010 and 2009. Income for the three, six and twelve month periods ended June 30, 2010 and 2009 is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2010	2009	2010	2009	2010	2009
Net income (in thousands)	$21,507	$15,431	$32,956	$25,040	$74,849	$68,939
Basic earnings per share	0.49	0.34	0.75	0.56	1.70	1.54

The following table and accompanying explanations show the primary factors affecting the after-tax change in income between the 2010 and 2009 periods presented (in thousands):

	Three Months Ended	Six Months Ended	Twelve Months Ended
June 30, 2009 net income	$15,431	$25,040	$68,939
Change in (net of tax):
Increased retail non-fuel base revenues (a)	4,235	9,353	18,305
Increased (decreased) deregulated Palo Verde Unit 3 revenues (b)	1,808	1,484	(3,228)
Increased interest and investment income (c)	1,665	3,079	6,294
Decreased (increased) Palo Verde operations and maintenance expense	1,007	585	(2,391)
Increased depreciation and amortization (d)	(921)	(1,932)	(2,172)
Increased pension and benefits expense (e)	(752)	(847)	(2,542)
Decreased off-system sales margins retained (f)	(44)	(460)	(3,186)
Decreased (increased) interest on long-term debt (g)	(28)	1,058	2,652
Elimination of Medicare Part D tax benefit (h)	0	(4,787)	(4,787)
Other	(894)	383	(3,035)

June 30, 2010 net income	$21,507	$32,956	$74,849

(a)	Non-fuel retail base revenues increased for the three month period ending June 30, 2010 compared to the same period last year primarily due to a 4.2% increase in kWh sales to retail customers as a result of a 1.7% growth in customers served and increased sales to large commercial and industrial customers. Non-fuel retail base revenues increased for the six month period ending June 30, 2010 compared to the same period last year primarily due to a 5.3% increase in kWh sales to retail customers as a result of colder winter weather, increased sales to large commercial and industrial customers, and a 1.8% growth in customers served. Non-fuel retail base revenues increased for the twelve month period ending June 30, 2010 compared to the same period last year primarily due to a 5.3% increase in kWh sales to retail customers and increased sales to large and industrial customers. The increases in all three periods were also due to new rates effective in New Mexico beginning January 2010. Non-fuel retail base revenues exclude fuel recovered through New Mexico base rates.
(b)	Revenues from retail sales of deregulated Palo Verde Unit 3 power increased for the three and six month periods ended June 30, 2010 compared to the same periods last year as the unit did not operate for most of April and May 2009 due to a refueling outage. Decreased revenues from sales of deregulated Palo Verde Unit 3 power for the twelve months ended June 30, 2010 reflects lower proxy market prices in the 2010 period partially offset by increased Unit 3 power sold to retail customers.
(c)	Investment and interest income increased primarily due to reduced impairments of equity investments in our Palo Verde decommissioning trust funds for the three and six months ended June 30, 2010 of $2.4 million and $4.9 million, respectively, when compared to the same periods last year. Investment and interest income increased for the twelve months ended June 30, 2010 primarily due to impairments in the prior period with no comparable impairment in the current period.
(d)	Depreciation and amortization expense increased for all three periods due to increased depreciable plant balances.
(e)	Pension and benefits expense increased for all three periods primarily due to changes in actuarial assumptions used to calculate expenses for our pension plan.
(f)	Off-system sales margins retained decreased for the three, six, and twelve months ended June 30, 2010 compared to the same periods last year as a result of a decline in MWh sales.
(g)	Interest expense on long-term debt decreased for the six and twelve months ended June 30, 2010 primarily as a result of lower interest rates on pollution control bonds. Two series of pollution control bonds were refunded in March 2009 at a fixed 7.25% interest rate which is lower than the variable interest rates applied to these bonds before refunding.
(h)	Tax expense increased for the six and twelve months ended June 30, 2010 due to a change in the tax law enacted in the Patient Protection and Affordable Care Act to eliminate the tax benefit related to the Medicare Part D subsidies.

Historical Results of Operations

The following discussion includes detailed descriptions of factors affecting individual line items in the results of operations. The amounts presented below are presented on a pre-tax basis.

Operating revenues

We realize revenue from the sale of electricity to retail customers at regulated rates and the sale of energy in the wholesale power market generally at market based prices. Sales for resale (which are wholesale sales within our service territory) accounted for less than 1% of revenues. Off-system sales are wholesale sales into markets outside our service territory. Off-system sales are primarily made in off-peak periods when we have competitive generation capacity available after meeting our regulated service obligations. We shared 25% of our off-system sales margins with our customers in Texas, New Mexico, and FERC and retained 75% of off-system margins through June 30, 2010 pursuant to rate agreements in prior years. In July 2010, off-system sales margins shared with customers in Texas and New Mexico increased to 90%.

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

Retail non-fuel base revenue percentages by customer class are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2010	2009	2010	2009	2010	2009
Residential	39%	39%	39%	39%	40%	40%
Commercial and industrial, small	36	37	36	37	36	37
Commercial and industrial, large	9	7	9	7	8	7
Sales to public authorities	16	17	16	17	16	16

Total retail non-fuel base revenues	100%	100%	100%	100%	100%	100%

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

	Three Months Ended June 30,		10-Year	Six Months Ended June 30,		10-Year	Twelve Months Ended June 30,		10-Year
	2010	2009	Average	2010	2009	Average	2010	2009	Average*
Heating degree days	82	82	69	1,478	1,112	1,306	2,510	2,026	2,290
Cooling degree days	995	1,013	988	1,004	1,050	1,006	2,722	2,290	2,556

*	Calendar year basis.

Customer growth is a primary driver of the growth of retail sales. The average number of retail customers grew 1.7% for the three months ended June 30, 2010 and 1.8% for both the six and twelve months ended June 30, 2010 when compared to the same period last year. See the tables presented on pages 41, 42 and 43 which provide detail on the average number of retail customers and the related revenues and kWh sales.

Retail non-fuel base revenues. Retail non-fuel base revenues increased by $6.7 million or 5.4% for the three months ended June 30, 2010 when compared to the same period last year primarily due to (i) a 32.5% increase in retail non-fuel base revenues received from large commercial and industrial customers reflecting an increase of 13.3% in kWh sales and the implementation of higher rates in new contracts with several large customers whose contracts had expired; (ii) a 2.5% increase in kWh sales to residential customers reflecting a 1.7% growth in the average number of customers served; and (iii) a 2.6% increase in kWh sales to small commercial and industrial customers primarily as a result of a 2.4% increase in the average number of small commercial and industrial customers served. Retail non-fuel base revenues to public authorities increased 2.1% primarily reflecting increased kWh sales of 2.9% largely due to increased sales to military bases. Revenues in all customer classes also reflect increased non-fuel base rates in New Mexico which were effective beginning January 2010.

For the six months ended June 30, 2010, retail non-fuel base revenues increased by $14.8 million, or 6.6% compared to the same period in 2009 primarily due to a 7.6% increase in kWh sales to residential customers reflecting colder winter weather in 2010 and 1.8% growth in the average number of customers served. During the six months ended June 30, 2010, heating degree days were 33% above the same period in 2009 and 13% above the 10-year average. Retail non-fuel base revenues received from large commercial and industrial customers increased 25.7% due to an increase of 9.9% in kWh sales and the implementation of higher rates in new contracts with several large customers whose contracts had expired. Retail non-fuel base revenues also increased due to a 2.5% increase in kWh sales to small commercial and industrial customers primarily as a result of a 2.2% increase in the average number of small commercial and industrial customers served. Retail non-fuel base revenues to public authorities increased 2.7% primarily reflecting increased kWh sales of 3.1% largely due to increased sales to military bases. Revenues in all customer classes also reflect increased non-fuel base rates in New Mexico which were effective beginning January 2010.

Retail non-fuel base revenues for the twelve months ended June 30, 2010 increased by $29.1 million, or 6.2%, compared to the same period in 2009 primarily due to a 9.2% increase in kWh sales to residential customers reflecting colder winter weather in the first quarter of 2010 and hotter summer weather in the third quarter of 2009 and a 1.8% growth in the average number of customers served. During the twelve months ended June 30, 2010, heating degree days were 24% above the same period in 2009 and 10% above the 10-year average. Retail non-fuel base revenues from large commercial and industrial customers increased $4.5 million, or 13.1% primarily due to a 7.0% increase in kWh sales and the implementation of higher rates in new contracts with several large customers whose contracts had expired. Retail non-fuel base revenues from small commercial and industrial customers increased 2.4% reflecting a 1.6% growth in the average number of small commercial and industrial customers served. Retail non-fuel base revenues from public authorities increased 5.2% due to a 3.6% increase in kWh sales including increased sales to military bases. Revenues in all customer classes also reflect increased non-fuel base rates in New Mexico which were effective beginning January 2010.

Fuel revenues. Fuel revenues consist of: (i) revenues collected from customers under fuel recovery mechanisms approved by the state commissions and the FERC, (ii) deferred fuel revenues which are comprised of the difference between fuel costs and fuel revenues collected from customers and (iii) fuel costs recovered in base rates in New Mexico. In New Mexico and with our sales for resale customer, the fuel adjustment clause allows us to recover under-recoveries or refund over-recoveries of current fuel costs above the amount recovered in base rates with a two-month lag. In Texas, fuel costs are recovered through a fixed fuel factor. Effective July 1, 2010, we can seek to revise our fixed fuel factor based upon our approved formula at least four months after our last revision except in the month of December. In addition, if we materially over-recover fuel costs, we must seek to refund the over-recovery, and if we materially under-recover fuel costs, we may seek a surcharge to recover those costs.

We over-recovered our fuel costs by $6.4 million, $12.1 million and $42.1 million for the three, six and twelve months ended June 30, 2010, respectively, compared to fuel over-recoveries of $13.3 million, $36.6 million, and $36.7 million in the same periods last year. In August 2009, we implemented a reduced fixed fuel factor in Texas, and in February 2010, we refunded $11.8 million of fuel over-recoveries incurred through November 2009 to our Texas customers. During the six months ended June 30, 2009, we recovered $16.3 million of fuel under-recoveries from Texas customers through a surcharge. Refunds of $28.5 million were returned to our Texas customers in the twelve-months ended June 30, 2010 compared to recovery of $37.4 million of fuel under-recoveries through fuel surcharges, including interest, in the twelve months ended June 30, 2009. Over-recoveries or under-recoveries in New Mexico and from our FERC customer are refunded through fuel adjustment clauses with a two-month lag. At June 30, 2010, we had a net fuel over-recovery balance of $18.4 million, including a $17.9 million over-recovery in Texas, a $0.6 million over-recovery in New Mexico, and $0.1 million under-recovery from our FERC customer. At June 30, 2009, we had a fuel over-recovery balance of $4.8 million, including a $5.8 million over-recovery in Texas, a $1.2 million under-recovery in New Mexico, and a $0.2 million over-recovery from our FERC customer.

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

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2010	2009	2010	2009	2010	2009
MWh sales	511,470	634,078	1,359,208	1,692,481	2,662,711	3,522,446
Sales revenues	$17,710	$22,464	$56,413	$61,081	$111,396	$169,982
Fuel cost	$16,661	$21,321	$49,523	$53,216	$97,971	$149,813
Total margin	$1,049	$1,143	$6,890	$7,865	$13,425	$20,169
Retained margin	$787	$857	$5,169	$5,900	$10,073	$15,130

Off-system sales revenues decreased in the three, six, and twelve month periods ended June 30, 2010 when compared to the same periods last year as a result of lower MWh sales. Customers were credited 25% of the off-system sales margins through fuel recovery mechanisms through June 30, 2010, pursuant to rate agreements then in effect. In July 2010, off-system sales margins shared with customers in Texas and New Mexico increased to 90%.

Comparisons of kWh sales and operating revenues are shown below (in thousands):

			Increase (Decrease)
Quarter Ended June 30:	2010	2009	Amount	Percent
kWh sales:
Retail:
Residential	583,096	569,004	14,092	2.5%
Commercial and industrial, small	601,048	585,678	15,370	2.6
Commercial and industrial, large	289,095	255,178	33,917	13.3
Sales to public authorities	403,770	392,328	11,442	2.9

Total retail sales	1,877,009	1,802,188	74,821	4.2

Wholesale:
Sales for resale	17,335	18,564	(1,229)	(6.6)
Off-system sales	511,470	634,078	(122,608)	(19.3)

Total wholesale sales	528,805	652,642	(123,837)	(19.0)

Total kWh sales	2,405,814	2,454,830	(49,016)	(2.0)

Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$50,153	$48,073	$2,080	4.3%
Commercial and industrial, small	47,238	45,888	1,350	2.9
Commercial and industrial, large	11,608	8,762	2,846	32.5
Sales to public authorities	21,186	20,741	445	2.1

Total retail non-fuel base revenues	130,185	123,464	6,721	5.4

Wholesale:
Sales for resale	567	575	(8)	(1.4)

Total non-fuel base revenues	130,752	124,039	6,713	5.4

Fuel revenues:
Recovered from customers during the period	45,248	47,447	(2,199)	(4.6	)(1)
Under (over) collection of fuel	(6,402)	(13,285)	6,883	(51.8)
New Mexico fuel in base rates	17,753	16,444	1,309	8.0

Total fuel revenues	56,599	50,606	5,993	11.8
Off-system sales	17,710	22,464	(4,754)	(21.2)
Other	6,336	6,540	(204)	(3.1	)(2)

Total operating revenues	$211,397	$203,649	$7,748	3.8

Average number of retail customers:
Residential	330,976	325,302	5,674	1.7%
Commercial and industrial, small	36,740	35,892	848	2.4
Commercial and industrial, large	49	49	0	0.0
Sales to public authorities	4,701	4,929	(228)	(4.6)

Total	372,466	366,172	6,294	1.7

(1)	Excludes $4.0 million in 2009 of prior periods deferred fuel revenues recovered through Texas fuel surcharges.
(2)	Represents revenues with no related kWh sales.

			Increase (Decrease)
Six Months Ended June 30:	2010	2009	Amount	Percent
kWh sales:
Retail:
Residential	1,139,376	1,058,633	80,743	7.6%
Commercial and industrial, small	1,085,330	1,058,965	26,365	2.5
Commercial and industrial, large	525,708	478,175	47,533	9.9
Sales to public authorities	729,327	707,377	21,950	3.1

Total retail sales	3,479,741	3,303,150	176,591	5.3

Wholesale:
Sales for resale	26,515	28,958	(2,443)	(8.4)
Off-system sales	1,359,208	1,692,481	(333,273)	(19.7)

Total wholesale sales	1,385,723	1,721,439	(335,716)	(19.5)

Total kWh sales	4,865,464	5,024,589	(159,125)	(3.2)

Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$94,988	$88,264	$6,724	7.6%
Commercial and industrial, small	86,437	83,552	2,885	3.5
Commercial and industrial, large	20,821	16,568	4,253	25.7
Sales to public authorities	38,102	37,118	984	2.7

Total retail non-fuel base revenues	240,348	225,502	14,846	6.6

Wholesale:
Sales for resale	874	882	(8)	(0.9)

Total non-fuel base revenues	241,222	226,384	14,838	6.6

Fuel revenues:
Recovered from customers during the period	83,281	97,908	(14,627)	(14.9	)(1)
Under (over) collection of fuel	(12,092)	(36,641)	24,549	(67.0)
New Mexico fuel in base rates	33,582	31,804	1,778	5.6

Total fuel revenues	104,771	93,071	11,700	12.6
Off-system sales	56,413	61,081	(4,668)	(7.6)
Other	13,159	13,549	(390)	(2.9	)(2)

Total operating revenues	$415,565	$394,085	$21,480	5.5

Average number of retail customers:
Residential	330,356	324,542	5,814	1.8%
Commercial and industrial, small	36,644	35,839	805	2.2
Commercial and industrial, large	48	49	(1)	(2.0)
Sales to public authorities	4,833	4,934	(101)	(2.0)

Total	371,881	365,364	6,517	1.8

(1)	Excludes $11.8 million refund in 2010 and a $16.3 million surcharge in 2009 related to prior periods Texas deferred fuel revenues.
(2)	Represents revenues with no related kWh sales.

			Increase (Decrease)
Twelve Months Ended June 30:	2010	2009	Amount	Percent
kWh sales:
Retail:
Residential	2,442,393	2,236,081	206,312	9.2%
Commercial and industrial, small	2,277,764	2,238,976	38,788	1.7
Commercial and industrial, large	1,071,719	1,001,358	70,361	7.0
Sales to public authorities	1,504,398	1,452,344	52,054	3.6

Total retail sales	7,296,274	6,928,759	367,515	5.3

Wholesale:
Sales for resale	54,488	53,353	1,135	2.1
Off-system sales	2,662,711	3,522,446	(859,735)	(24.4)

Total wholesale sales	2,717,199	3,575,799	(858,600)	(24.0)

Total kWh sales	10,013,473	10,504,558	(491,085)	(4.7)

Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$202,522	$186,092	$16,430	8.8%
Commercial and industrial, small	178,213	173,972	4,241	2.4
Commercial and industrial, large	39,057	34,539	4,518	13.1
Sales to public authorities	78,354	74,490	3,864	5.2

Total retail non-fuel base revenues	498,146	469,093	29,053	6.2

Wholesale:
Sales for resale	2,029	1,633	396	24.2

Total non-fuel base revenues	500,175	470,726	29,449	6.3

Fuel revenues:
Recovered from customers during the period	181,454	210,571	(29,117)	(13.8	)(1)
Under (over) collection of fuel	(42,059)	(36,661)	(5,398)	14.7
New Mexico fuel in base rates	70,804	67,710	3,094	4.6

Total fuel revenues	210,199	241,620	(31,421)	(13.0)
Off-system sales	111,396	169,982	(58,586)	(34.5)
Other	27,706	26,042	1,664	6.4	(2)

Total operating revenues	$849,476	$908,370	$(58,894)	(6.5)

Average number of retail customers:
Residential	328,908	323,062	5,846	1.8%
Commercial and industrial, small	36,442	35,878	564	1.6
Commercial and industrial, large	48	49	(1)	(2.0)
Sales to public authorities	4,890	4,927	(37)	(0.8)

Total	370,288	363,916	6,372	1.8

(1)	Excludes $28.5 million refund in 2010 and a $37.4 million surcharge in 2009 related to prior periods Texas deferred fuel revenues.
(2)	Represents revenues with no related kWh sales.

Energy expenses

Our sources of energy include electricity generated from our nuclear, natural gas and coal generating plants and purchased power. Palo Verde represents approximately 39% of our available net generating capacity and approximately 54%, 60% and 59% of our Company-generated energy for the three, six and twelve months ended June 30, 2010, respectively. Large fluctuations in the price of natural gas which also is the primary factor influencing the price of purchased power have had a significant impact on our cost of energy.

Our energy expenses decreased $1.9 million or 3% for the three months ended June 30, 2010 when compared to 2009 primarily due to decreased costs of purchased power of $8.7 million due to a 25% decrease in the MWhs purchased and an 8% decrease in market prices for power. This decrease was partially offset by (i) increased natural gas costs of $4.5 million due to a 32% increase in MWhs generated with natural gas, (ii) increased nuclear fuel costs of $1.9 million due to a 28% increase in the average cost of nuclear fuel, and (iii) increased coal costs of $0.5 million due to a 30% increase in the average cost of coal. The table below details the sources and costs of energy for the three months ended June 30, 2010 and 2009.

	Three Months Ended June 30,
	2010			2009
Fuel Type	Cost	MWh	Cost per MWh	Cost	MWh	Cost per MWh
	(in thousands)			(in thousands)
Natural gas	$38,781	766,575	$50.59	$34,275	581,947	$58.90
Coal	3,335	167,625	19.90	2,853	186,566	15.29
Nuclear	8,636	1,091,969	7.91	6,755	1,093,069	6.18

Total	50,752	2,026,169	25.05	43,883	1,861,582	23.57
Purchased power	19,552	545,720	35.83	28,295	729,839	38.77

Total energy	$70,304	2,571,889	27.34	$72,178	2,591,421	27.85

Our energy expenses increased $4.4 million or 3% for the six months ended June 30, 2010 when compared to 2009 primarily due to (i) increased natural gas costs of $11.7 million due to a 30% increase in MWhs generated with natural gas, and (ii) increased nuclear fuel costs of $3.1 million due to a 25% increase in the average cost of nuclear fuel. These increases were partially offset by (i) decreased purchased power costs of $9.3 million due to a 20% decrease in the MWhs purchased, and (ii) decreased coal costs of $1.1 million due to a 25% decrease in MWhs generated with coal. The table below details the sources and costs of energy for the six months ended June 30, 2010 and 2009.

	Six Months Ended June 30,
	2010			2009
Fuel Type	Cost	MWh	Cost per MWh	Cost	MWh	Cost per MWh
	(in thousands)			(in thousands)
Natural gas	$76,698	1,319,377	$58.13	$64,991	1,013,471	$64.13
Coal	5,769	288,034	20.03	6,879	385,956	17.82
Nuclear	17,378	2,372,281	7.33	14,306	2,446,153	5.85

Total	99,845	3,979,692	25.09	86,176	3,845,580	22.41
Purchased power	48,399	1,155,743	41.88	57,693	1,442,013	40.01

Total energy	$148,244	5,135,435	28.87	$143,869	5,287,593	27.21

Our energy expenses decreased $81.0 million or 21% for the twelve months ended June 30, 2010 when compared to 2009 primarily due to (i) decreased purchased power costs of $52.3 million due to a 19% decrease in the MWhs purchased and in the average cost of purchased power, respectively, (ii) decreased natural gas costs of $30.4 million due to a 25% decrease in the average price of natural gas partially offset by a 12% increase in MWhs generated with natural gas, and (iii) decreased coal costs of $2.7 million due to a 21% decrease in MWhs generated with coal. These decreases were partially offset by increased nuclear fuel costs of $4.3 million primarily due to a 16% increase in the average cost of nuclear fuel. The table below details the sources and costs of energy for the twelve months ended June 30, 2010 and 2009.

	Twelve Months Ended June 30,
	2010			2009
Fuel Type	Cost	MWh	Cost per MWh	Cost	MWh	Cost per MWh
	(in thousands)			(in thousands)
Natural gas	$155,650	2,691,538	$57.83	$186,036	2,402,877	$77.42
Coal	11,728	646,936	18.13	14,393	822,395	17.50
Nuclear	32,128	4,774,928	6.73	27,828	4,803,706	5.79

Total	199,506	8,113,402	24.59	228,257	8,028,978	28.43
Purchased power	99,309	2,459,230	40.38	151,600	3,023,783	50.14

Total energy	$298,815	10,572,632	28.26	$379,857	11,052,761	34.37

Other operations expense

Other operations expense increased $0.9 million, or 1.8%, for the three months ended June 30, 2010 compared to the same period last year primarily due to (i) an increase of $1.2 million in pension and benefits expenses reflecting a change in actuarial assumptions for our pension plan and increased costs associated with our medical and dental plans; and (ii) increased administrative and general salaries of $0.7 million. These increases were partially offset by decreased Palo Verde operations expense of $1.2 million.

Other operations expense increased $1.7 million, or 1.7%, for the six months ended June 30, 2010 compared to the same period last year primarily due to (i) increased miscellaneous general expense of $1.4 million, (ii) increased pension and benefits expenses of $1.3 million reflecting a change in actuarial assumptions for our pension plan, and (iii) increased administrative and general salaries of $0.5 million. These increases were partially offset by decreased outside services expense of $1.6 million.

Other operations expense increased $13.9 million, or 6.8%, for the twelve months ended June 30, 2010 compared to the same period last year primarily due to (i) increased administrative and general expense of $6.8 million due primarily to increased pension and benefits expenses of $4.0 million reflecting a change in actuarial assumptions for our pension plan and increased accruals for employee incentive compensation, and (ii) increased Palo Verde operations expense of $3.9 million primarily due to an increase in employee pension and benefit costs.

Maintenance expense

Maintenance expense decreased $0.7 million, or 4.1%, for the three months ended June 30, 2010 compared to the same period last year primarily due to (i) decreased maintenance expense at our fossil-fueled generating plants of $1.3 million as a result of the timing of planned maintenance, and (ii) decreased Palo Verde maintenance expense of $0.4 million due to decreased maintenance expenses associated with the spring refueling outages in 2010 compared to the spring refueling in 2009. These decreases were partially offset by increased general plant maintenance expense of $1.0 million primarily due to the reversal of a reserve for environmental remediation costs in 2009 with no comparable amount in 2010.

Maintenance expense increased $0.5 million, or 1.5%, for the six months ended June 30, 2010 compared to the same period last year primarily due to the reversal of a reserve for environmental remediation costs in 2009 with no comparable amount in 2010. The increase in maintenance expense was partially offset by decreased Palo Verde maintenance expenses associated with the spring refueling outage in 2010 compared to the spring refueling outage in 2009.

Maintenance expense increased $1.3 million, or 2.1%, for the twelve months ended June 30, 2010 compared to the same period last year primarily due to the reversal of a reserve for environmental remediation costs in 2009 with no comparable amount in 2010.

Depreciation and amortization expense

Depreciation and amortization expense increased $1.5 million, $3.1 million and $3.4 million for the three, six and twelve months ended June 30, 2010 compared to the same periods last year primarily due to increases in depreciable plant balances, which include Phase I of Newman Unit 5 in June 2009 and a new customer care and billing system in April 2010.

Taxes other than income taxes

Taxes other than income taxes increased $0.7 million, or 5.3%, for the three months ended June 30, 2010, compared to the same period last year due to higher revenue-related taxes in Texas resulting from an increase in billed revenues in the current period and higher property taxes.

Taxes other than income taxes decreased $0.1 million and $0.9 million, or 0.5% and 1.7%, for the six and twelve months ended June 30, 2010 compared to the same periods last year primarily due to lower revenue-related taxes in Texas resulting from a decrease in billed revenues in current periods, which was partially offset by higher property and payroll taxes.

Other income (deductions)

Other income (deductions) increased $1.9 million for the three months ended June 30, 2010 compared to the same period last year due to reduced impairments of equity securities in our Palo Verde decommissioning trust funds of $2.4 million when compared to the same period last year. This increase was partially offset by (i) a $0.3 million decrease in interest income collected on fuel surcharges in the three months ended June 30, 2009 with no comparable amount in 2010, and (ii) a $0.3 million gain on disposition of property in 2009 with no comparable amount in 2010.

Other income (deductions) increased $4.2 million for the six months ended June 30, 2010 compared to the same period last year due to reduced impairments of equity securities in our Palo Verde decommissioning trust funds of $4.9 million when compared to the same period last year. This increase was partially offset by a $1.4 million decrease in interest income collected on fuel surcharges in the six months ended June 30, 2009 with no comparable amount in 2010.

Other income (deductions) increased $5.5 million for the twelve months ended June 30, 2010 compared to the same period last year due to an $7.5 million loss for impairments of equity securities in our Palo Verde decommissioning trust funds in 2009 while in 2010 we realized $2.6 million in gains on the trust equity securities. This increase was partially offset by (i) a $3.1 million decrease in interest income collected on fuel surcharges in the twelve months ended June 30, 2009 with no comparable amount in 2010, and (ii) a $1.6 million decrease in miscellaneous income primarily related to an increase in the cash surrender value of life insurance policies in the 2009 period with no comparable amount in 2010.

Interest charges (credits)

Interest charges (credits) remained relatively unchanged for the three months ended June 30, 2010 compared to the same period last year.

Interest charges (credits) decreased $1.6 million, or 7%, for the six months ended June 30, 2010 compared to the same period last year primarily due to lower interest rates on pollution control bonds. Two series of pollution control bonds were refunded in March 2009 at a fixed 7.25% interest rate which was lower than the variable interest rates applied to these bonds before the refunding.

Interest charges (credits) for the twelve month period ended June 30, 2010 decreased $4.0 million, or 8.6%, compared to the same period last year primarily due to a $3.2 million decrease in interest related to two series of pollution control bonds discussed above and an interest payment of $0.9 million related to a refund of transmission revenues in November 2008.

Income tax expense

Income tax expense increased $2.9 million, or 33.4% in the three months ended June 30, 2010 compared to the three months ended June 30, 2009, primarily due to an increase in pre-tax income. In March 2010, the Patient Protection and Affordable Care Act (“PPACA”) was signed into law. A major provision of the law is that beginning in 2013 the income tax deductions for the cost of providing certain prescription drug coverage will be reduced by the amount of the Medicare Part D subsidies received. The Company is required to recognize the impacts of the tax law change at the time of enactment and recorded a one-time non-cash charge to income tax expense of approximately $4.8 million in the first quarter of 2010. Income tax expense increased by $9.8 million and $8.0 million, or 70.9% and 22.8%, in the six and twelve month periods of 2010 compared to the same periods last year, respectively, primarily due to the passage of the PPACA and an increase in pre-tax income.

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

Effective April 1, 2009, we adopted FASB guidance which establishes general standards of accounting and disclosure of events that occur after the balance sheet date, but before financial statements are issued. In February 2010, we adopted an amendment to FASB guidance removing the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated. This new guidance changed our disclosures but does not impact our financial statements.

In January 2010, the FASB issued new guidance to improve disclosure requirements related to fair value measurements and disclosures. The new requirements include (i) disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers; and (ii) disclosure in the reconciliation for Level 3 fair value measurements of information about purchases, sales, issuances, and settlements on a gross basis. The new guidance also clarifies existing disclosures and requires (i) an entity to provide fair value measurement disclosures for each class of assets and liabilities and (ii) disclosures about inputs and valuation techniques. The provisions of this new guidance were adopted in the first quarter of 2010 except for the reconciliation for the Level 3 fair value measurements on a gross basis which will be adopted during the first quarter of 2011. During the six months ended June 30, 2010, there were no transfers in or out of Level 1 or Level 2 categories. This guidance requires additional disclosure on fair value measurements, but does not impact our consolidated financial statements.

Inflation

For the last several years, inflation has been relatively low and, therefore, has had minimal impact on our results of operations and financial condition.

Liquidity and Capital Resources

We continue to maintain a strong capital structure which allows us the ability to access financing from the capital markets at a reasonable cost. At June 30, 2010, our capital structure, including common stock, long-term debt, and the current portion of long-term debt and financing obligations, consisted of 46.3% common stock equity and 53.7% debt. At June 30, 2010, our liquidity included $29.4 million in cash and cash equivalents, most of which was invested in United States Treasury securities.

Our principal liquidity requirements in the near-term are expected to consist of capital expenditures to expand and support electric service obligations, expenditures for nuclear fuel inventory, interest payments on our indebtedness, and operating expenses including fuel costs, non-fuel operation and maintenance costs and taxes. In addition, we may repurchase common stock in the future.

Capital requirements and resources have been impacted by the timing of the recovery of fuel costs through fuel recovery mechanisms in Texas and New Mexico and our sales for resale customer. We recover actual fuel costs from customers through fuel adjustment mechanisms in Texas, New Mexico, and from our sales for resale customer. We record deferred fuel revenues for the under-recovery or over-recovery of fuel costs until they can be recovered from or refunded to customers. In Texas, fuel costs are recovered through a fixed fuel factor. Effective July 1, 2010, we can seek to revise our fixed fuel factor based upon our approved formula at least four months after our last revision except in the month of December.

In the six months ended June 30, 2010, we had decreased cash from operations due to $0.4 million of fuel over-recoveries compared to the $51.6 million of fuel over-recoveries in 2009. During the first six months of 2010, we refunded $11.8 million of over-recoveries to Texas customers compared to recovering through a surcharge of $16.3 million of fuel under-recoveries from Texas customers in the first six months of 2009. In addition, fuel over-recoveries in the first six months of 2009 exceeded fuel over-recoveries in the first six months of 2010 by $24.5 million. Over-recoveries in New Mexico and from our FERC customer are refunded through fuel adjustment clauses with a two month lag. At June 30, 2010, we had a net fuel over-recovery balance of $18.4 million, including fuel over-recoveries of $17.9 million in Texas and $0.6 million in New Mexico, and a fuel under-recovery of $0.1 million from our FERC customer. On July 15, 2010, the PUCT approved our request to refund to our Texas customers $11.1 million of over-recoveries in July and August 2010.

Capital Requirements. During the six months ended June 30, 2010, our capital requirements primarily consisted of expenditures for the construction and purchase of electric utility plant, purchases of nuclear fuel, and the repurchase of common stock. Projected utility construction expenditures will consist primarily of expanding and updating our transmission and distribution systems, adding new generation, and making capital improvements and replacements at Palo Verde and other generating facilities. We are constructing Newman Unit 5, a 288 MW gas-fired combined cycle combustion turbine generating unit, which will be completed in two phases at an estimated cost of approximately $230 million, including AFUDC. The first phase of Newman Unit 5 was completed in May 2009 and the second phase is currently expected to be completed by April 2011. As of June 30, 2010, we had expended $184.6 million, including AFUDC, on Newman Unit 5, including $26.1 million in the first six months of 2010. Estimated construction expenditures for 2010 are approximately $189 million, including $68 million for Newman Unit 5. See Part I, Item 1, “Business –Construction Program” in our 2009 Form 10-K. Capital expenditures were $90.6 million in the six months ended June 30, 2010 compared to $99.8 million in the six months ended June 30, 2009.

We maintain a $200 million revolving credit facility to provide liquidity to the Company. Up to $120 million under the revolving credit facility is available through direct borrowings to a trust that is used to finance our nuclear fuel inventory. Nuclear fuel financing requirements exceeded the trust borrowing capacity in June 2010 and as a result, the Company itself borrowed under the facility to finance nuclear fuel that could not be financed by the trust. Amounts borrowed under the revolving credit facility by both the trust and the Company for nuclear fuel were $122.8 million as of June 30, 2010, including accrued interest and fees. Amounts borrowed by the trust for nuclear fuel were $103.5 million as of June 30, 2009, including accrued interest and fees. The revolving credit facility is scheduled to expire in April 2011, and has been classified as a current liability on the June 30, 2010 balance sheet.

We do not pay dividends on common stock. Since 1999, we have repurchased approximately 21.6 million shares of common stock at an aggregate cost of $313.4 million, including commissions. On February 19, 2010, the Board of Directors authorized a repurchase of up to 2 million additional shares of the Company’s outstanding common stock. During the first six months of 2010, we repurchased 502,492 shares of common stock in the open market at an aggregate cost of approximately $10.0 million under both the previously authorized program and under the current program. As of June 30, 2010, 1,698,490 shares remain available for repurchase under the current program. We may make purchases of our stock in the future pursuant to our stock repurchase program at open market prices and may engage in private transactions, where appropriate. The repurchased shares will be available for issuance under employee benefit and stock incentive plans, or may be retired.

Our cash requirements for federal and state income taxes vary from year to year based on taxable income, which is influenced by the timing of revenues and expenses recognized for income tax purposes. Due to accelerated tax deductions, tax payments are expected to be minimal in 2010.

We continually evaluate our funding requirements related to our retirement plans, other postretirement benefit plans, and decommissioning trust funds. We contributed $4.1 million of the projected $8.4 million 2010 annual contribution to our retirement plans during the six months ended June 30, 2010. In the six months ended June 30, 2010, we contributed $2.2 million of the projected $4.6 million 2010 annual contribution to our other postretirement benefit plan, and $4.1 million of the projected $8.2 million 2010 annual contribution to our decommissioning trust funds. We are in compliance with the funding requirements of the federal government for our benefit plans and decommissioning trust.

Capital Resources. Cash generated from operations decreased $51.8 million in the six months ended June 30, 2010 compared to the same period in 2009 primarily due to a decrease in the collection of fuel revenues in 2010. We collected $0.4 million in the six months ended June 30, 2010, compared to $51.6 million in 2009. Cash from operations will continue to be a primary source of funds for capital expenditures for electric plant.

At June 30, 2010, we had $77.2 million of unused credit available on our revolving credit facility. The revolving credit facility is scheduled to expire in April 2011. In June 2010, we received approval from the FERC and the NMPRC to refinance our revolving credit facility and to issue in a private placement up to $110 million of senior notes from the Rio Grande Resource Trust II (the “RGRT”), guaranteed by the Company, to finance nuclear fuel. We currently expect to complete the notes financing by RGRT during the third quarter and to use the proceeds to repay amounts borrowed under the revolving credit facility for nuclear fuel. This would enable the future nuclear fuel financing requirements by RGRT to be met with the senior notes with any additional amounts borrowed from the revolving credit facility. We also anticipate completing the refinancing of the revolving credit facility prior to its maturity in April 2011. We believe that we will have adequate liquidity through our current cash balances, cash from operations, and our current revolving credit facility to meet all of our anticipated cash requirements through 2010 based on current projections.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk due to changes in interest rates, equity prices and commodity prices. See our 2009 Form 10-K, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” for a complete discussion of the market risks we face and our market risk sensitive assets and liabilities. As of June 30, 2010, there have been no material changes in the market risks we faced or the fair values of assets and liabilities disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2009 Form 10-K.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of June 30, 2010, our disclosure controls and procedures are effective.

Changes in internal control over financial reporting. In April 2010, we implemented a new Oracle utility information system which handles our billings and maintains our customer information. We did not make this change in response to a deficiency. Rather, our new system increases efficiency and adds functionality that was not available in the previous customer billing system. Management took the necessary steps to maintain reasonable assurance that internal controls over financial reporting continued to function as designed during the conversion to the new system. In addition, management evaluated our internal controls over financial reporting after conversion to the new system to ensure that internal controls over financial reporting are and continue to operate effectively.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We hereby incorporate by reference the information set forth in Part I of this report under Notes B and F of Notes to Consolidated Financial Statements.

Item 1A.	Risk Factors

Our 2009 Form 10-K includes a detailed discussion of our risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities.

Period	Total Number of Shares Purchased	Average Price Paid per Share (Including Commissions)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1 to April 30, 2010	0	$0	0	1,996,336
May 1 to May 31, 2010	263,046	19.83	263,046	1,733,290
June 1 to June 30, 2010	34,800	19.66	34,800	1,698,490

(a)	On February 19, 2010, the Company’s Board of Directors authorized a stock repurchase program permitting the repurchase of up to 2.0 million additional shares of its outstanding common stock.

Item 6.	Exhibits

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
David G. Carpenter
Senior Vice President-Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Dated: August 6, 2010

EL PASO ELECTRIC COMPANY

INDEX TO EXHIBITS

Exhibit Number	Exhibit
†10.02	Form of Directors’ Restricted Stock Award Agreement between the Company and certain directors of the Company. (Identical in all material respects to Exhibit 10.07 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

15	Letter re Unaudited Interim Financial Information

31.01	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	In lieu of non-employee director cash compensation, three agreements, dated as of July 1, 2010, substantially identical in all material respects to this Exhibit, have been entered into with Catherine A. Allen; Kenneth R. Heitz; and Patricia Z. Holland-Branch; directors of the Company.

In lieu of non-employee director cash compensation, eleven agreements, dated as of May 26, 2010, substantially identical in all material respects to this Exhibit, were entered into with Catherine A. Allen; J. Robert Brown; James W. Cicconi; James W. Harris; Kenneth R. Heitz; Patricia Z. Holland-Branch; Michael K. Parks; Thomas V. Shockley, III; Eric B. Siegel; Stephen N. Wertheimer; and Charles A. Yamarone; directors of the Company.