Form 10-Q
period 2010-09-30
EL PASO ELECTRIC CO /TX/
filed 2010-11-08
CIK 31978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of October 29, 2010, there were 42,613,728 shares of the Company’s no par value common stock outstanding.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

(i)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS (In thousands)
Utility plant:
Electric plant in service	$2,495,082	$2,392,850
Less accumulated depreciation and amortization	(1,032,072)	(981,314)

Net plant in service	1,463,010	1,411,536
Construction work in progress	263,671	244,166
Nuclear fuel; includes fuel in process of $46,838 and $50,929, respectively	159,835	135,021
Less accumulated amortization	(47,312)	(34,737)

Net nuclear fuel	112,523	100,284

Net utility plant	1,839,204	1,755,986

Current assets:
Cash and cash equivalents	66,948	91,790
Accounts receivable, principally trade, net of allowance for doubtful accounts of $4,542 and $1,191, respectively	113,043	70,382
Accumulated deferred income taxes	24,219	20,445
Inventories, at cost	38,065	37,935
Income taxes receivable	4,108	24,162
Prepayments and other	5,634	4,837

Total current assets	252,017	249,551

Deferred charges and other assets:
Decommissioning trust funds	147,205	135,372
Regulatory assets	85,311	60,708
Other	27,139	24,535

Total deferred charges and other assets	259,655	220,615

Total assets	$2,350,876	$2,226,152

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Continued)

	September 30, 2010	December 31, 2009
	(Unaudited)
CAPITALIZATION AND LIABILITIES (In thousands except for share data)
Capitalization:
Common stock, stated value $1 per share, 100,000,000 shares authorized, 65,006,843 and 64,946,729 shares issued, and 165,516 and 147,427 restricted shares, respectively	$65,172	$65,094
Capital in excess of stated value	302,844	301,180
Retained earnings	803,393	710,255
Accumulated other comprehensive loss, net of tax	(46,516)	(49,887)

	1,124,893	1,026,642
Treasury stock, 22,560,333 and 21,169,284 shares, respectively, at cost	(334,130)	(303,913)

Common stock equity	790,763	722,729
Long-term debt	849,733	739,697
Financing obligations, net of current portion	0	65,278

Total capitalization	1,640,496	1,527,704

Current liabilities:
Current portion of financing obligations	14,100	41,720
Accounts payable, principally trade	36,853	54,702
Taxes accrued	36,081	22,157
Interest accrued	12,621	10,283
Overcollection of fuel revenues	16,696	18,018
Other	26,302	24,896

Total current liabilities	142,653	171,776

Deferred credits and other liabilities:
Accumulated deferred income taxes	265,378	233,424
Accrued postretirement benefit liability	91,788	88,919
Asset retirement obligation	90,943	85,358
Accrued pension liability	79,536	80,940
Regulatory liabilities	14,266	14,127
Other	25,816	23,904

Total deferred credits and other liabilities	567,727	526,672

Commitments and contingencies

Total capitalization and liabilities	$2,350,876	$2,226,152

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except for share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Operating revenues	$280,342	$240,898	$695,907	$634,983

Energy expenses:
Fuel	60,294	53,951	160,139	140,127
Purchased and interchanged power	28,229	27,878	76,628	85,571

	88,523	81,829	236,767	225,698

Operating revenues net of energy expenses	191,819	159,069	459,140	409,285

Other operating expenses:
Other operations	59,924	55,003	161,566	154,941
Maintenance	10,987	12,181	41,222	41,956
Depreciation and amortization	20,685	19,196	60,136	55,581
Taxes other than income taxes	16,125	13,595	41,038	38,623

	107,721	99,975	303,962	291,101

Operating income	84,098	59,094	155,178	118,184

Other income (deductions):
Allowance for equity funds used during construction	2,398	2,169	7,645	7,381
Investment and interest income, net	1,351	1,405	3,289	(231)
Miscellaneous non-operating income	248	324	401	1,085
Miscellaneous non-operating deductions	(389)	(853)	(1,277)	(2,894)

	3,608	3,045	10,058	5,341

Interest charges (credits):
Interest on long-term debt and financing obligations	12,936	12,194	37,378	38,314
Other interest	48	67	113	319
Capitalized interest	(796)	(225)	(1,282)	(721)
Allowance for borrowed funds used during construction	(1,550)	(1,397)	(4,651)	(4,770)

	10,638	10,639	31,558	33,142

Income before income taxes and extraordinary item	77,068	51,500	133,678	90,383
Income tax expense	27,172	17,568	50,826	31,411

Income before extraordinary item	49,896	33,932	82,852	58,972
Extraordinary gain related to Texas regulatory assets, net of tax	10,286	0	10,286	0

Net income	$60,182	$33,932	$93,138	$58,972

Basic earnings per share:
Income before extraordinary item	$1.16	$0.76	$1.90	$1.31
Extraordinary gain related to Texas regulatory assets, net of tax	0.24	0.00	0.24	0.00

Net income	$1.40	$0.76	$2.14	$1.31

Diluted earnings per share:
Income before extraordinary item	$1.15	$0.76	$1.89	$1.31
Extraordinary gain related to Texas regulatory assets, net of tax	0.24	0.00	0.24	0.00

Net income	$1.39	$0.76	$2.13	$1.31

Weighted average number of shares outstanding	42,921,044	44,588,257	43,370,487	44,708,650

Weighted average number of shares and dilutive potential shares outstanding	43,103,698	44,637,487	43,505,434	44,739,418

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except for share data)

	Twelve Months Ended September 30,
	2010	2009
Operating revenues	$888,920	$847,469
Energy expenses:
Fuel	205,849	186,976
Purchased and interchanged power	99,660	126,219

	305,509	313,195

Operating revenues net of energy expenses	583,411	534,274

Other operating expenses:
Other operations	222,466	209,425
Maintenance	58,872	58,677
Depreciation and amortization	79,501	74,929
Taxes other than income taxes	52,413	51,111

	413,252	394,142

Operating income	170,159	140,132

Other income (deductions):
Allowance for equity funds used during construction	9,575	9,722
Investment and interest income, net	7,333	1,678
Miscellaneous non-operating income	423	3,068
Miscellaneous non-operating deductions	(1,866)	(3,621)

	15,465	10,847

Interest charges (credits):
Interest on long-term debt and financing obligations	49,576	52,656
Other interest	190	1,562
Capitalized interest	(1,504)	(1,423)
Allowance for borrowed funds used during construction	(5,910)	(5,896)

	42,352	46,899

Income before income taxes and extraordinary item	143,272	104,080
Income tax expense	52,459	34,283

Income before extraordinary item	90,813	69,797
Extraordinary gain related to Texas regulatory assets, net of tax	10,286	0

Net income	$101,099	$69,797

Basic earnings per share:
Income before extraordinary item	$2.07	$1.56
Extraordinary gain related to Texas regulatory assets, net of tax	0.24	0.00

Net income	$2.31	$1.56

Diluted earnings per share:
Income before extraordinary item	$2.07	$1.55
Extraordinary gain related to Texas regulatory assets, net of tax	0.24	0.00

Net income	$2.31	$1.55

Weighted average number of shares outstanding	43,523,270	44,716,277

Weighted average number of shares and dilutive potential shares outstanding	43,672,324	44,761,021

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2010	2009	2010	2009	2010	2009
Net income	$60,182	$33,932	$93,138	$58,972	$101,099	$69,797
Other comprehensive income (loss):
Unrecognized pension and postretirement benefit costs:
Net loss arising during period	0	0	0	0	(48,580)	(30,587)
Reclassification adjustments included in net income for amortization of:
Prior service benefit	(688)	(688)	(2,065)	(2,065)	(2,754)	(2,754)
Net loss	843	407	2,530	1,219	2,936	1,180
Net unrealized gains (losses) on marketable securities:
Net holding gains (losses) arising during period	7,019	8,880	3,041	11,238	4,619	(526)
Reclassification adjustments for net (gains) losses included in net income	193	(205)	602	5,066	(2,246)	4,941
Net losses on cash flow hedges:
Reclassification adjustment for interest expense included in net income	86	80	252	236	333	312

Total other comprehensive income (loss) before income taxes	7,453	8,474	4,360	15,694	(45,692)	(27,434)

Income tax benefit (expense) related to items of other comprehensive income (loss):
Unrecognized pension and postretirement benefit costs	(57)	102	(169)	307	16,481	11,611
Net unrealized losses on marketable securities	(1,443)	(1,735)	(729)	(3,261)	(475)	(883)
Losses on cash flow hedges	(31)	(28)	(91)	(85)	(121)	(113)

Total income tax benefit (expense)	(1,531)	(1,661)	(989)	(3,039)	15,885	10,615

Other comprehensive income (loss), net of tax	5,922	6,813	3,371	12,655	(29,807)	(16,819)

Comprehensive income	$66,104	$40,745	$96,509	$71,627	$71,292	$52,978

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$93,138	$58,972
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of electric plant in service	60,136	55,581
Amortization of nuclear fuel	22,877	17,494
Extraordinary gain related to Texas regulatory assets, net of tax	(10,286)	0
Deferred income taxes, net	17,088	(2,257)
Allowance for equity funds used during construction	(7,645)	(7,381)
Other amortization and accretion	12,957	10,982
Other operating activities	(488)	1,253
Change in:
Accounts receivable	(42,661)	(2,494)
Inventories	(6)	2,068
Net overcollection (undercollection) of fuel revenues	(1,322)	74,656
Prepayments and other	(1,996)	(1,266)
Accounts payable	(11,733)	(13,833)
Taxes accrued	33,978	22,914
Interest accrued	2,338	3,821
Other current liabilities	1,406	1,878
Deferred charges and credits	(4,177)	(8,876)

Net cash provided by operating activities	163,604	213,512

Cash flows from investing activities:
Cash additions to utility property, plant and equipment	(124,839)	(145,465)
Cash additions to nuclear fuel	(33,889)	(34,613)
Proceeds from sale of assets	238	631
Capitalized interest and AFUDC:
Utility property, plant and equipment	(12,296)	(12,151)
Nuclear fuel	(1,282)	(721)
Allowance for equity funds used during construction	7,645	7,381
Decommissioning trust funds:
Purchases, including funding of $6.2 and $5.9 million, respectively	(55,207)	(56,671)
Sales and maturities	46,936	52,071
Other investing activities	(182)	954

Net cash used for investing activities	(172,876)	(188,584)

Cash flows from financing activities:
Proceeds from exercise of stock options	8	236
Repurchases of common stock	(30,217)	(12,854)
Proceeds from issuance of long-term private placement notes	110,000	0
Financing obligations:
Proceeds	37,810	185,951
Payments	(130,708)	(166,586)
Other financing activities	(2,463)	(1,782)

Net cash provided by (used for) financing activities	(15,570)	4,965

Net increase (decrease) in cash and cash equivalents	(24,842)	29,893
Cash and cash equivalents at beginning of period	91,790	91,642

Cash and cash equivalents at end of period	$66,948	$121,535

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A. Principles of Preparation

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Annual Report of El Paso Electric Company on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”). Capitalized terms used in this report and not defined herein have the meaning ascribed for such terms in the 2009 Form 10-K. In the opinion of the Company’s management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at September 30, 2010 and December 31, 2009; the results of its operations and comprehensive operations for the three, nine and twelve months ended September 30, 2010 and 2009; and its cash flows for the nine months ended September 30, 2010 and 2009. The results of operations and comprehensive operations for the three and nine months ended September 30, 2010 and the cash flows for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full calendar year.

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

Revenues. Accounts receivable include accrued unbilled revenues of $20.6 million and $18.2 million at September 30, 2010 and December 31, 2009, respectively. The Company presents sales net of sales taxes in its consolidated statements of operations.

Extraordinary Item. As a regulated electric utility, the Company prepares its financial statements in accordance with the FASB guidance for regulated operations. FASB guidance for regulated operations requires us to show certain items as assets or liabilities on our balance sheet when the regulator provides assurance that these items will be charged to and collected from our customers or refunded to our customers. In the final order for Public Utility Commission of Texas (PUCT) Docket No. 37690, the Company was allowed to include the previously expensed loss on reacquired debt associated with the refinancing of first mortgage bonds in 2005 in its calculation of the weighted cost of debt to be recovered from its customers. The Company recorded the impacts of the re-application of FASB guidance for regulated operations to the Company’s Texas jurisdiction in 2006 as an extraordinary item. In order to establish this regulatory asset, the Company recorded an extraordinary gain of $10.3 million, net of income tax expense of $5.8 million, in its 2010 statement of operations. This item has been recorded as a regulatory asset during the quarter ended September 30, 2010 pursuant to the final order received from the PUCT and will be amortized over the remaining life of the Company’s 6% Senior Notes due in 2035.

New Accounting Standards. In December 2009, the FASB issued revised guidance related to financial reporting by enterprises involved with variable interest entities. This guidance became

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Effective April 1, 2009, the Company adopted FASB guidance which establishes general standards of accounting and disclosure of events that occur after the balance sheet date, but before financial statements are issued. In February 2010, the Company adopted an amendment to FASB guidance removing the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated. This new guidance changed disclosure requirements but does not impact the Company’s financial statements.

In January 2010, the FASB issued new guidance to improve disclosure requirements related to fair value measurements and disclosures. The new requirements include (i) disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers; and (ii) disclosure in the reconciliation for Level 3 fair value measurements of information about purchases, sales, issuances, and settlements on a gross basis. The new guidance also clarifies existing disclosures and requires (i) an entity to provide fair value measurement disclosures for each class of assets and liabilities and (ii) disclosures about inputs and valuation techniques. The provisions of this new guidance were adopted in the first quarter of 2010 except for the reconciliation for the Level 3 fair value measurements on a gross basis which will be adopted during the first quarter of 2011. During the three and nine months ended September 30, 2010, there were no transfers in or out of Level 1 or Level 2 categories. This guidance requires additional disclosure on fair value measurements, but does not impact the Company’s consolidated financial statements. See Note J.

Supplemental Cash Flow Disclosures (in thousands):

	Nine Months Ended September 30,
	2010	2009
Cash paid for:
Interest on long-term debt and financing obligations	$33,474	$33,937
Other interest	0	4
Income taxes	5,778	13,008
Non-cash financing activities:
Grants of restricted shares of common stock	2,057	1,267
Issuance of performance shares	662	0

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

On July 30, 2010, the PUCT approved a settlement in the 2009 Texas retail rate case in PUCT Docket No. 37690. The settlement calls for an annual non-fuel base rate increase of $17.15 million effective for usage beginning July 1, 2010. This increase was partially offset by the provision that, consistent with a prior rate agreement, effective July 1, 2010, the Company shares 90% of off-system sales margins with customers and retains 10% of such margins. Previously, the Company retained 75% of off-system sales margins. Interim rates went into effect July 1, 2010 pending final approval by the PUCT. All additions to electric plant in service since June 30, 1993 through June 30, 2009 were deemed to be reasonable and necessary with the exception of one small addition. The Company’s new customer information system completed in April 2010 was also included in base rates with a ten-year amortization. The settlement provides for the reconciliation of fuel costs incurred through June 30, 2009 except for the recovery of final Four Corners’ coal mine reclamation costs. The fuel reconciliation (Docket No. 38361) was bifurcated from the rate case to allow for litigation of the final coal mine reclamation costs. The PUCT also approved the use of a formula-based fuel factor which provides for more timely recovery of fuel costs. The PUCT approved a $19.7 million or 11% reduction in the Company’s fixed fuel factor as the initial rate under the approved fuel factor formula.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The PUCT also approved an energy efficiency cost-recovery factor that includes the recovery of deferred energy efficiency costs over a three-year period.

Fuel Reconciliation Case (Severed from 2009 Rate Case). Pursuant to the stipulation in Docket No. 37690, the fuel reconciliation component of the rate case was severed and a separate docket, PUCT Docket No. 38361, was established to address one fuel reconciliation issue not settled by the parties. That single issue is a determination of the proper amount of the Four Corners’ coal mine final reclamation costs that may be recovered from the Company’s Texas retail customers. The hearing on the merits of the case was held on August 11, 2010 and briefs have been filed. A final order in this case is expected in the first quarter of 2011. The Company is unable at this time to predict the ultimate outcome of this docket.

Fuel and Purchased Power Costs. The Company’s actual fuel costs, including purchased power energy costs, are recoverable from its customers. The PUCT has adopted a fuel cost recovery rule (“Texas Fuel Rule”) that allows the Company to seek periodic adjustments to its fixed fuel factor. The Company received approval on July 30, 2010 in PUCT Docket No. 37690 (discussed above), to implement a formula to determine its fuel factor. The Company can seek to revise its fixed fuel factor based upon the approved formula at least four months after its last revision except in the month of December. The Texas Fuel Rule requires the Company to request to refund fuel costs in any month when the over-recovery balance exceeds a threshold material amount and it expects fuel costs to continue to be materially over-recovered. The Texas Fuel Rule also permits the Company to seek to surcharge fuel under-recoveries in any month the balance exceeds a threshold material amount and it expects fuel cost recovery to continue to be materially under-recovered. Fuel over and under recoveries are considered material when they exceed 4% of the previous twelve months’ fuel costs. All such fuel revenue and expense activities are subject to periodic final review by the PUCT in fuel reconciliation proceedings.

On June 5, 2009, the Company filed a petition with the PUCT in PUCT Docket No. 37086 to decrease its fixed fuel factor by 13.1%, or $27.9 million. On July 30, 2009, the PUCT approved the new factors effective for customer bills rendered beginning in August 2009.

On September 1, 2009, the Company filed a petition in PUCT Docket No. 37433 to refund $12.0 million in fuel cost over-recoveries, including interest, for the period of July 2008 through July 2009. The Company entered into a stipulation in October 2009 that included the August 2009 over-recovery in the refund for a total refund of $16.8 million, including interest, and provided for the refund to be paid in November and December 2009. On October 23, 2009, the PUCT issued an order approving the stipulation.

On December 17, 2009, the Company filed a petition with the PUCT in Docket No. 37788 to refund $11.8 million in fuel cost over-recoveries, including interest, for the period September through November 2009. On January 20, 2010, a stipulation was filed that resolved all of the issues in this proceeding. The stipulation provided for the Company to implement a fuel refund for the net over-recovery of $11.8 million, including interest, in the month of February 2010. On January 21, 2010, the administrative law judge assigned to the docket issued an order approving the implementation of

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

interim rates to allow the requested refund to be made. The PUCT issued a final order on February 11, 2010 approving the stipulation.

On May 12, 2010, the Company filed a petition with the PUCT which was assigned Docket No. 38253 to refund $10.5 million in fuel cost over-recoveries, including interest, for the period December 2009 through March 2010. On June 14, 2010, the Company and all other parties filed a stipulation that resolved all of the issues in this case. In the stipulation, the Company and the other parties agreed to increase the refund by $0.6 million to remove costs for the purchase of renewable energy credits from the Company’s fuel cost, and as a result of that adjustment and the associated recalculation of interest, the total refund was $11.1 million. On June 16, 2010, the Administrative Law Judge assigned to the docket issued an order approving the implementation of interim rates to allow the requested refund to be made in July and August 2010. The PUCT issued a final order on July 15, 2010 approving the stipulation.

On October 20, 2010, the Company filed a petition with the PUCT which was assigned Docket No. 38802 to refund $12.8 million in fuel cost over-recoveries, including interest, for the period July 2009 through September 2010. In its filing, the Company requested the refund be made to customers in the single billing month of December 2010. This case is pending.

Application for Approval to Revise Energy Efficiency Cost Recovery Factor for 2011. On June 1, 2010, the Company filed with the PUCT an application for approval to revise its energy efficiency cost recovery factor, which was assigned PUCT Docket No. 38226. The Company requested that its revised energy efficiency cost recovery factor (“EECRF”) become effective beginning with the first billing cycle of its January 2011 billing month. In its application, the Company requests authority to increase its 2011 EECRF by a total of $6.6 million to recover $4.2 million in energy efficiency costs projected to be incurred in 2011, a performance bonus of $0.1 million for the Company’s 2009 program performance, and $2.3 million in annual amortization of the energy efficiency costs that were deferred pursuant to the PUCT’s final order in Docket No. 35612. A final order approving the Company’s application was issued on October 4, 2010.

Application for a Certificate of Convenience and Necessity for Rio Grande Unit 9. On September 30, 2010, the Company filed a petition seeking a Certificate of Convenience and Necessity to construct an 87 MW natural gas-fired combustion turbine unit at the Company’s existing Rio Grande Generating Station in the City of Sunland Park in southeast New Mexico. This case was assigned PUCT Docket No. 38717. An intervention deadline of November 15, 2010 has been established, but a full procedural schedule has not been established at this time.

New Mexico Regulatory Matters

2009 New Mexico Stipulation. On May 29, 2009, the Company filed a general rate case using a test year ended December 31, 2008. The 2009 rate case was docketed as NMPRC Case No. 09-00171-UT. A comprehensive unopposed stipulation (the “2009 New Mexico Stipulation”) was reached in this general rate case and filed on October 8, 2009. The 2009 New Mexico Stipulation

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

provided for an increase in New Mexico jurisdictional non-fuel and purchased power base rate revenues of $5.5 million. The 2009 New Mexico Stipulation provided for the revision of depreciation rates for the Palo Verde nuclear generating plant to reflect a 20-year life extension and a revision of depreciation rates for other plant in service. The 2009 New Mexico Stipulation also provided for the continuation of the Company’s Fuel and Purchased Power Cost Adjustment Clause (“FPPCAC”) without conditions or variance. In addition, it modified the market pricing of capacity and energy provided by Palo Verde Unit 3 using a methodology based upon a previous purchased power contract with Credit Suisse Energy, LLC. On December 10, 2009, the NMPRC issued a final order conditionally approving and clarifying the unopposed stipulation, and the stipulated rates went into effect with January 2010 bills.

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

The Company filed a Notice of Appeal with the New Mexico Supreme Court on January 27, 2010 (the “Appeal”), seeking to set aside the order on legal and jurisdictional grounds. The Company followed with a motion for Emergency Stay on January 29, 2010, asking the New Mexico Supreme Court to stay the order pending the Appeal. The Company also asked the NMPRC, on February 12, 2010, to delay implementation of its order pending the Appeal. The Counties moved to intervene in the Appeal on February 10, 2010. The Company had placed pending franchise payments to the Counties in separate accounts pending resolution of the proceedings. However, beginning in April 2010 the Company began paying franchise payments to the Counties in accordance with the current franchise agreements. On February 22, 2010, the New Mexico Supreme Court granted the Company’s motion for Emergency Stay pending the outcome of the Appeal and granted the Counties’ motion to intervene in the Appeal. In February 2010, the New Mexico legislature passed legislation that confirmed the legality of the Company’s existing franchise agreements with the Counties. On October 26, 2010, the New Mexico

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supreme Court issued its opinion and held that the franchise fee charges fall outside the NMPRC’s jurisdiction and vacated and annulled the NMPRC’s order.

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

On June 8, 2010, the hearing examiner issued a recommended decision concluding that there is no substantial evidence that would support the allegations in this case regarding the Company’s quality of service. The hearing examiner found there is good cause to dismiss the investigation and close the docket without further proceedings. On November 4, 2010, the NMPRC issued a final order approving the recommended decision.

2010 Renewable Procurement Plan Pursuant to the Renewable Energy Act. On July 1, 2010, the Company filed its Application for Approval of its 2010 Renewable Procurement Plan, which was assigned NMPRC Case No. 10-00200-UT. The filing included renewable resources intended to meet the Company’s Renewable Portfolio Standard (“RPS”) requirements in 2011 and future years. The 2010 Renewable Procurement Plan included a number of projects to meet the Company’s RPS requirements, including three purchased power agreements for solar energy discussed in Note G below. In addition, the Company requested a variance from the solar diversity requirements in 2011 to be made up in later years from the new purchased power agreements for solar energy. Hearings were held on October 21, 2010. A final order is expected to be issued in December 2010.

Replacement of Revolving Credit Facility and Guarantee of Debt. On June 22, 2010, the Company received final approval from the NMPRC in Case No. 10-00145-UT to refinance the Company’s revolving credit facility (“RCF”) and issue in a private placement up to $110 million of senior notes by the Rio Grande Resources Trust II (the “RGRT”), guaranteed by the Company, to finance nuclear fuel. The refinancing of the RCF and the issuance of the senior notes was completed in the third quarter of 2010. See Note E.

Application for Approval to Recover Regulatory Disincentives and Incentives. On August 31, 2010, the Company filed an application for approval of its proposed rate design methodology to recover regulatory disincentives and incentives associated with the Company’s energy efficiency and load management programs in New Mexico. A hearing is scheduled for March 15, 2011 and a final order is expected before June 2011.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

New Mexico Investigation into Executive Compensation. In December 2007, the NMPRC initiated an investigation into executive compensation of investor-owned gas and electric public utilities. In its order initiating the investigation, Case No. 07-00443-UT, the NMPRC required each utility to provide information on compensation of executive officers and directors for the period 1977-2006. The Company provided the requested information. No further action was taken by the NMPRC and the case was closed on October 5, 2010.

Application for a Certificate of Convenience and Necessity for Rio Grande Unit 9. On September 30, 2010, the Company filed a petition seeking a Certificate of Convenience and Necessity to construct an 87 MW natural gas-fired combustion turbine unit at the Company’s existing Rio Grande Generating Station in the City of Sunland Park in southeast New Mexico. This case was assigned NMPRC Case No. 10-00301-UT. The hearing is scheduled to begin April 13, 2011.

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

The FERC also ordered that the Company refund to TEP all sums with interest that TEP had paid it for transmission under the applicable transmission service agreements since February 2006 for service relating to the LEF. On December 3, 2008, the Company refunded $9.7 million to TEP. The Company had established a reserve for the rate refund of approximately $7.2 million as of

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2008, resulting in a pre-tax charge to earnings of approximately $2.5 million in 2008. The Company also paid TEP interest on the refunded balance of approximately $0.9 million, which was also charged to earnings in 2008. The Company filed a request for rehearing of the FERC’s decision on December 15, 2008, seeking reversal of the order on the merits and a return of any refunds made in the interim, as well as compensation for all service that the Company may provide to TEP from the LEF over the Company’s transmission system on a going forward basis. On July 7, 2010, the FERC denied the Company’s request for rehearing. On July 23, 2010, the Company filed a petition for review in the United States Court of Appeals for the District of Columbia Circuit and on August 18, 2010, TEP filed a motion to intervene in the proceeding. The Company cannot predict the outcome of that appeal. If the order is not reversed, the Company will lose the opportunity to receive compensation from TEP for such transmission service in the future.

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

Replacement of Revolving Credit Facility and Guarantee of Debt. On June 29, 2010, the Company received approval from the FERC in Docket No. ES10-43-000 to refinance the Company’s RCF and issue in a private placement up to $110 million of senior notes by the RGRT, guaranteed by the Company, to finance nuclear fuel. The refinancing of the RCF and the issuance of the senior notes was completed in the third quarter of 2010. See Note E.

C. Palo Verde

Spent Nuclear Fuel and Waste Disposal

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

The Company expects to incur significant costs for on-site spent fuel storage during the life of Palo Verde that the Company believes are the responsibility of the DOE. These costs are assigned to fuel requiring the additional on-site storage and amortized as that fuel is burned until an agreement is reached with the DOE for recovery of these costs. In December 2003, APS, in conjunction with other

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

nuclear plant operators, filed suit against the DOE on behalf of the Palo Verde Participants to recover monetary damages associated with the delay in the DOE’s acceptance of spent fuel. APS pursued a damages claim for costs incurred through December 2006 in a trial that began on January 28, 2009. On June 18, 2010, the court awarded APS and the other Palo Verde Participants approximately $30 million. In October 2010, the Company received $4.8 million, representing its share of the award and anticipates that the majority of the award will be refunded to customers through the applicable fuel adjustment clauses.

D. Common Stock

Common Stock Repurchase Program

Since 1999, the Company has repurchased approximately 22.5 million shares of common stock at an aggregate cost of $333.6 million, including commissions. As of December 31, 2009, 200,982 shares remained available for repurchase under its authorized program. On February 19, 2010, the Board of Directors authorized the repurchase of up to 2 million additional shares of the Company’s outstanding common stock (“2010 Authorization”). During the first nine months of 2010, the Company repurchased 1,391,049 shares of common stock in the open market at an aggregate cost of $30.2 million under both the previously authorized program and under the 2010 Authorization. During the third quarter of 2010, the Company repurchased 888,557 shares of common stock in the open market at an aggregate cost of $20.2 million. As of September 30, 2010, 809,933 shares remain available for repurchase under the 2010 Authorization. The Company may make purchases of its stock in the future pursuant to its stock repurchase plan at open market prices and may engage in private transactions, where appropriate. The repurchased shares will be available for issuance under employee benefit and stock incentive plans, or may be retired.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Basic and Diluted Earnings Per Share

The basic and diluted earnings per share are presented below:

	Three Months Ended September 30,
	2010	2009
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	42,921,044	44,588,257
Dilutive effect of unvested performance awards	117,796	0
Dilutive effect of stock options	64,858	49,230

Diluted number of common shares outstanding	43,103,698	44,637,487

Basic net income per common share:
Net income	$60,182	$33,932
Income allocated to participating restricted stock	(260)	(122)

Net income available to common shareholders	$59,922	$33,810

Diluted net income per common share:
Net income	$60,182	$33,932
Income reallocated to participating restricted stock	(259)	(122)

Net income available to common shareholders	$59,923	$33,810

Basic net income per common share	$1.40	$0.76

Diluted net income per common share	$1.39	$0.76

The calculation of the weighted average number of common shares and dilutive potential shares outstanding for the three months ended September 30, 2010 and 2009, excludes 77,959 and 73,378 shares, respectively, of restricted stock awards because their effect was antidilutive.

No performance shares were excluded from the computation of diluted earnings per share for the three months ended September 30, 2010. Performance shares of 197,900 were excluded from the computation of diluted earnings per share for the three months ended September 30, 2009, as no payouts would be required based upon performance at the end of that period. These amounts assume a 100% performance level payout.

No stock options were excluded from the computation of diluted earnings per share in the third quarter of 2010 and 2009.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	43,370,487	44,708,650
Dilutive effect of unvested performance awards	76,960	0
Dilutive effect of stock options	57,987	30,768

Diluted number of common shares outstanding	43,505,434	44,739,418

Basic net income per common share:
Net income	$93,138	$58,972
Income allocated to participating restricted stock	(383)	(209)

Net income available to common shareholders	$92,755	$58,763

Diluted net income per common share:
Net income	$93,138	$58,972
Income reallocated to participating restricted stock	(382)	(209)

Net income available to common shareholders	$92,756	$58,763

Basic net income per common share	$2.14	$1.31

Diluted net income per common share	$2.13	$1.31

The calculation of the weighted average number of common shares and dilutive potential shares outstanding for the nine months ended September 30, 2010 and 2009, excludes 74,263 and 66,036 shares, respectively, of restricted stock awards because their effect was antidilutive.

Performance shares of 32,300 and 215,789 were excluded from the computation of diluted earnings per share for the nine months ended September 30, 2010 and 2009, respectively, as no payouts would be required based upon performance at the end of each corresponding period. These amounts assume a 100% performance level payout.

No stock options were excluded from the computation of diluted earnings per share for the nine months ended September 30, 2010. Options for 71,480 shares were excluded from the computation of diluted earnings per share for the nine months ended September 30, 2009 as the exercise price was greater than the average stock price for that period.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Twelve Months Ended September 30,
	2010	2009
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	43,523,270	44,716,277
Dilutive effect of unvested performance awards	85,595	0
Dilutive effect of stock options	63,459	44,744

Diluted number of common shares outstanding	43,672,324	44,761,021

Basic net income per common share:
Net income	$101,099	$69,797
Income allocated to participating restricted stock	(405)	(232)

Net income available to common shareholders	$100,694	$69,565

Diluted net income per common share:
Net income	$101,099	$69,797
Income reallocated to participating restricted stock	(404)	(231)

Net income available to common shareholders	$100,695	$69,566

Basic net income per common share	$2.31	$1.56

Diluted net income per common share	$2.31	$1.55

The calculation of the weighted average number of common shares and dilutive potential shares outstanding for the twelve months ended September 30, 2010 and 2009, excludes 72,798 and 62,899 shares, respectively, of restricted stock awards because their effect was antidilutive.

Performance shares of 24,225 and 187,529 were excluded from the computation of diluted earnings per share for the twelve months ended September 30, 2010 and 2009, respectively, as no payouts would be required based upon performance at the end of each corresponding period. These amounts assume a 100% performance level payout.

No stock options were excluded from the computation of diluted earnings per share for the twelve months ended September 30, 2010. Options for 53,610 shares were excluded from the computation of diluted earnings per share for the twelve months ended September 30, 2009 as the exercise price was greater than the average stock price for that period.

E. Long-Term Debt and Financing Obligations

$110 Million Senior Notes. On August 17, 2010, the Company entered into a Note Purchase Agreement (the “Agreement”) with RGRT, a Texas grantor trust through which the Company finances its portion of fuel for the Palo Verde Nuclear Generating Station, and various institutional purchasers. Under the terms of the Agreement, RGRT sold to the purchasers $110 million aggregate principal amount of senior notes consisting of (a) $15 million aggregate principal amount of 3.67% Senior Notes, Series A, due August 15, 2015, (b) $50 million aggregate principal amount of 4.47% Senior Notes, Series B, due August 15, 2017, and (c) $45 million aggregate principal amount of 5.04% Senior Notes, Series C, due August 15, 2020 (collectively, the “Notes”). The Company guarantees the payment of principal and interest on the Notes. RGRT’s assets, liabilities and operations are consolidated in the

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Company’s financial statements and the Notes are included as long-term debt on the consolidated balance sheet.

RGRT will pay interest on the Notes on February 15 and August 15 of each year until maturity, beginning on February 15, 2011. RGRT may redeem the Notes, in whole or in part, at any time at a redemption price equal to 100% of the principal amount to be redeemed together with the interest on such principal amount accrued to the date of redemption, plus a make-whole amount based on the prevailing market interest rates.

The sale of the Notes was made by RGRT in reliance on a private placement exemption from registration under the Securities Act of 1933, as amended.

The proceeds of $109.4 million, net of issuance costs, from the sale of the Notes was used by RGRT to repay amounts borrowed under the revolving credit facility and will enable future nuclear fuel financing requirements of RGRT to be met with a combination of the Notes and amounts borrowed from the revolving credit facility.

Revolving Credit Facility. On September 23, 2010, the Company and the Bank of New York Mellon Trust Company, N.A., as trustee of the RGRT entered into a credit agreement (the “RCF”) with JP Morgan Chase Bank, N.A., as administrative agent and issuing bank, and Union Bank, N.A., as syndication agent, and various lending banks party thereto. Under the terms of the RCF, the Company has available $200 million of credit for a term of four years. The Company may request that the RCF be increased up to a total of $300 million during the term of the RCF.

The RCF provides that amounts borrowed by the Company may be used for, among other things, working capital and general corporate purposes. Any amounts borrowed by RGRT may be used, among other things, to finance the acquisition and processing of nuclear fuel. Amounts borrowed by RGRT are guaranteed by the Company and the balance borrowed under the RCF is recorded as a financing obligation on the consolidated balance sheet. The RCF is unsecured. The RCF requires compliance with certain covenants, including a total debt to capitalization ratio.

The RCF replaced a $200 million credit facility that was due to expire on April 11, 2011, and that was terminated concurrently with entering into the RCF.

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

For the three months ended September 30, 2010 and 2009, the Company’s consolidated effective tax rate on income before extraordinary item was 35.3% and 34.1%, respectively. For the nine months ended September 30, 2010 and 2009, the Company’s consolidated effective tax rate on income before extraordinary item was 38.0% and 34.8%, respectively. For the twelve months ended September 30, 2010 and 2009 the Company’s consolidated effective tax rate on income before extraordinary item was 36.6% and 32.9%, respectively. For the nine and twelve months ended September 30, 2010, the Company’s effective tax rates differ from the federal statutory tax rate of 35% primarily due to the enactment of the PPACA discussed above. The Company’s consolidated effective tax rate without the effect of the enactment of the PPACA for the nine and twelve months ended September 30, 2010, was 34.6% and 33.5%, respectively. The Company’s 2010 effective tax rates without the effect of the enactment of the PPACA and 2009 effective tax rates differ from the federal statutory tax rate of 35% primarily due to state income taxes, the allowance for equity funds used during construction, the tax rate on income or losses on investments in the Company’s qualified decommissioning trust fund, and various permanent tax differences. The Company recorded an extraordinary gain of $10.3 million, net of income tax expense of $5.8 million, in the third quarter of 2010 related to Texas regulatory assets.

FASB guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In January 2010, the Company filed for a change of accounting method with the IRS related to the way in which units of property are determined for purposes of determining capitalized tax assets. The change was included in the 2009 federal income tax return. The Company recorded an additional unrecognized tax position of $6.3 million related to the change in accounting method in the third quarter of 2010. An additional unrecognized tax position may be recognized after the IRS audits the 2009 tax return. A reconciliation of the September 30, 2010 and 2009 amount of unrecognized tax benefits is as follows (in millions):

	2010	2009
Balance at January 1	$0.6	$0.5
Additions/(reductions) based on tax positions related to the current year	6.3	0.0
Additions for tax positions of prior years	0.4	0.0

Balance at September 30, 2010 and 2009, respectively	$7.3	$0.5

If recognized, $1.0 million of the unrecognized tax position at September 30, 2010, would affect the effective tax rate. Because of the impact of deferred tax accounting, the disallowance of the unrecognized tax position related to the change in accounting method discussed above does not change the amount of tax expense other than associated interest and penalties. The Company recognized income tax expense for an unrecognized tax position of $0.4 million for the nine months ended September 30, 2010.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

G. Commitments, Contingencies and Uncertainties

For a full discussion of commitments and contingencies, see Note J of Notes to Consolidated Financial Statements in the 2009 Form l0-K. In addition, see Note B and C above and Notes B and D of Notes to Consolidated Financial Statements in the 2009 Form 10-K regarding matters related to wholesale power sales contracts and transmission contracts subject to regulation and Palo Verde, including decommissioning, spent fuel storage, disposal of low-level radioactive waste, reactor vessel heads and liability and insurance matters.

Power Purchase and Sale Contracts

In addition to the contracts disclosed in the related table of the Company’s 2009 Form 10-K, the Company has entered into several agreements with various counterparties for forward firm purchases of electricity:

Type of Contract	Quantity	Term
Power Purchase Agreement	20 MW	20 years after operational start date (1)
Power Purchase Agreement	Up to 40 MW	2010
Power Purchase Agreement	Up to 40 MW	2011 through September 2014
Power Purchase Agreement	Up to 5 MW	25 years after operational start date (2)

(1)	This contract is a power purchase agreement for the full capacity of a 20 MW solar photovoltaic plant to be built in southern New Mexico. The plant is scheduled for commercial operation by December 31, 2011.
(2)	This contract is a power purchase agreement for the full capacity of a 5 MW solar photovoltaic plant to be built in southern New Mexico. The plant is scheduled for commercial operation by June 30, 2011.

The Company entered into a 20-year contract (the “Contract”) with New Mexico SunTower, LLC (“NM SunTower”) in 2008 for the purchase of the output of a 92-MW concentrated solar plant which was expected to begin commercial operation in 2011. NM SunTower is an affiliate of NRG Energy, Inc. NM SunTower failed to meet its financial commitment milestone, and, on May 3, 2010, the Company delivered to NM SunTower a notice of default as provided under the terms of the Contract. The Company presented testimony to the NMPRC at a hearing June 8, 2010, seeking approval for NM SunTower’s request to revise the Contract to (i) change the technology from concentrated solar to photovoltaic, (ii) downsize the solar project from 92 MW to 20 MW, and (iii) delay the date for commercial operation to December 31, 2011, at the earliest. The Company also requested deferral of its 2011 solar diversity requirements to the 2012-2015 period and approval to meet its 2011 RPS with purchases of renewable energy credits (“RECs”) from a third party. On June 24, 2010, the NMPRC approved changes to the Contract with NM SunTower and requested that

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the Company submit the other items requested in its annual Renewable Energy Procurement Plan (“Plan”) filing.

On July 1, 2010, the Company made its annual Plan filing requesting approval for a 20-year purchase power agreement for two additional solar photovoltaic projects totaling 24 MW, consisting of two 12 MW projects located in southern New Mexico expected to be operational by December 31, 2011. The Company also requested approval for a 20-year purchase power agreement for a 5 MW photovoltaic project also located in southern New Mexico expected to be operational by June 30, 2011. In addition, approval for the purchase of RECs to meet the Company’s RPS requirements for the 2011 to 2015 period was requested. The Company expects NMPRC approval of its Plan by December 2010. See Note B.

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

Another way in which environmental matters may impact the Company’s operations and business is the implementation of the U.S. Environmental Protection Agency’s (“EPA”) Clean Air Interstate Rule (“CAIR”) which, as applied to the Company, may result in a requirement that it substantially reduce emissions of nitrogen oxides from its power plants in Texas and/or purchase allowances representing other parties’ emissions reductions starting in 2009. These requirements become more stringent in 2015, and are anticipated to require even further emissions reductions or additional allowance purchases. On July 11, 2008, the U.S. Court of Appeals for the District of Columbia vacated CAIR in its entirety. On December 23, 2008 the DC Circuit Panel granted rehearing and instead remanded CAIR without vacating the original regulation. As a result, the Company must comply with CAIR as written until the EPA rewrites the CAIR as required by the Court’s final opinion. The Company’s 2009 report to comply with CAIR was filed timely, and all required allowances were purchased by the due date of March 1, 2010.

The EPA recently proposed a new rule, known as the Clean Air Transport Rule (the “Transport Rule”) which is intended by EPA to replace CAIR and which seeks to further reduce power plant emissions transported downwind as sulfur dioxide (SO2) and oxides of nitrogen (NOX) or, after transformation in the atmosphere, as fine particles or ozone. The proposed Transport Rule sets forth emission reduction requirements for electric generating units (EGUs). The proposed rule was published in the Federal Register on August 2, 2010, and the final rule is expected in late spring 2011. The EPA expects the rule to become effective within one year after the rule is finalized.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Under the proposed Transport Rule, emissions of SO2 and NOX from EGUs with capacity greater than 25 MW in affected states would be directly regulated. The Transport Rule would set a pollution limit for each of the 31 affected states in the United States and the District of Columbia that significantly contribute to non-attainment or interfere with maintenance areas from downwind states. The state of Texas is included as one of the NOx affected states during the ozone season of May to September. New Mexico is not affected by this proposed rule. The proposed Transport Rule would also allow limited interstate trading among power plants to address reliability issues if states can make assurances that they will meet pollution reduction requirements. Unlike other trading programs, the proposed Transport Rule limits total emissions from all affected sources in each individual state. Based on the current proposal, the Texas NOX ozone trading budget will be 75,574 tons with 2,267 tons for a new unit set aside budget. It is unknown at this time how many allowances each of the Company’s units located in Texas will be allocated and thus the cost to the Company to comply with the proposed rule.

Additional regulations governing the emission of greenhouse gases, such as carbon dioxide, could also impact the Company. The U.S. Congress is considering new legislation to restrict or regulate greenhouse gas emissions. The American Clean Energy and Security Act of 2009, which was passed by the U.S. House of Representatives in 2009, could, if enacted by the full Congress, require greenhouse gas emissions reductions by covered sources of as much as 17% from 2005 levels by 2020 and by as much as 83% by 2050. The State of New Mexico, where the Company operates one facility and has an interest in another facility, has joined with California and several other states in the Western Climate Initiative and is pursuing initiatives to reduce greenhouse gas emissions in the state.

Also, as a result of the U.S. Supreme Court’s decision on April 2, 2007 in Massachusetts, et al. v. EPA, on December 15, 2009, the EPA officially published its finalized determination that emissions of carbon dioxide, methane and other greenhouse gases present an endangerment to human health and welfare because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Following that determination, the EPA has said it will finalize regulations under its existing Clean Air Act (“CAA”) authority governing greenhouse gas emissions, including regulating emissions from large stationary sources, such as the fossil fuel-fired power plants operated by the Company, even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases. In addition, in September 2009, the EPA adopted a new rule requiring approximately 10,000 facilities comprising a substantial percentage of annual U.S. greenhouse gas emissions to inventory their emissions starting in 2010 and to report those emissions to the EPA beginning in 2011. The Company’s fossil fuel-fired power generating assets are subject to this rule and the Company is complying with this requirement.

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Ongoing Regulatory Compliance. The Company analyzes the costs of its current obligations arising from environmental matters on an ongoing basis and believes it has made adequate provision in its financial statements to meet the obligations which can be meaningfully quantified. As a result of this analysis, the Company has a provision for environmental remediation obligations of approximately $1.2 million as of September 30, 2010, related to compliance with federal and state environmental standards. However, unforeseen expenses associated with environmental compliance or remediation may occur and could have a material adverse effect on the future operations and financial condition of the Company.

The Company incurred the following expenditures during the three, nine and twelve months ended September 30, 2010 and 2009 to comply with federal environmental statutes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2010	2009	2010	2009	2010	2009
Clean Air Act (1)	$88	$70	$376	$663	$523	$931
Clean Water Act (2)	51	315	154	446	305	693

(1)	Includes a $0.3 million reserve related to excess emissions at the Rio Grande generating station for the nine and twelve months ended September 30, 2009.
(2)	Includes a $0.2 million reserve for remediation costs for the Gila River Boundary Site for the twelve months ended September 30, 2009. Excludes a $0.6 million adjustment reducing estimated remediation costs for a property previously owned by the Company for the nine and twelve months ended September 30, 2009. The twelve months ended September 30, 2009 includes a $0.3 million reserve for remediation costs related to an oil discharge at the Rio Grande generating station discussed below.

Along with many other companies, the Company received from the Texas Commission on Environmental Quality (“TCEQ”) a request for information in 2003 in connection with environmental conditions at a facility in San Angelo, Texas that was operated by the San Angelo Electric Service Company (“SESCO”). In November 2005, TCEQ proposed the SESCO site for listing on the registry of Texas state superfund sites and mailed notice to more than five hundred entities, including the Company, indicating that TCEQ considers each of them to be a “potentially responsible party” at the SESCO site. In October 2010, the Company reached a settlement with the SESCO working group to resolve this matter. The Company previously accrued $0.3 million for potential costs related to this site, and the settlement does not result in a material additional charge to earnings.

The EPA has investigated releases or potential releases of hazardous substances, pollutants or contaminants at the Gila River Boundary Site, on the Gila River Indian Community (“GRIC”) reservation in Arizona and designated it as a Superfund Site. The Company currently owns 16.29% of the site and will share in the cost of cleanup of this site. The Company has a tentative agreement with the former property owner and the EPA to settle this matter for less than $0.1 million, and the Company has accrued $0.2 million for potential costs related to this matter.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In 2006, the Company experienced an oil discharge at the Rio Grande Power Station. The Company remediated the site by removing the contaminated soil and installing monitoring wells to monitor for the presence of hydrocarbons in the ground water. A monitoring well showed signs of contamination at levels exceeding New Mexico ground water standards. The Company notified the New Mexico Environmental Department (“NMED”) of its findings and submitted an abatement plan to the NMED addressing the soil and ground water impacts. The abatement plan was approved by the NMED, and the Company further assessed and remediated the site in accordance with the plan in 2010. The Company has incurred $0.3 million in costs related to this matter. Four of the five oil tanks at the Rio Grande Power Station have recently been dismantled and removed. The Company does not expect any significant additional costs to be incurred related to the 2006 discharge.

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

Union Matters

The Company has approximately 1,000 employees, about 40% of whom are covered by a collective bargaining agreement. The International Brotherhood of Electrical Workers Local 960 (“Local 960”) represents the Company’s employees working primarily in the power plants, substations, line crews, meter reading and collection, facilities services, and customer service. The Company entered into a new collective bargaining agreement effective September 3, 2010, with Local 960 for a three-year term ending September 2, 2013.

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

I. Employee Benefits

Retirement Plans

The net periodic benefit cost recognized for the three, nine and twelve months ended September 30, 2010 and 2009 is made up of the components listed below as determined using the projected unit credit actuarial cost method (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2010	2009	2010	2009	2010	2009
Components of net periodic benefit cost:
Service cost	$1,516	$1,383	$4,548	$4,150	$5,932	$5,418
Interest cost	3,407	3,295	10,222	9,887	13,518	13,037
Expected return on plan assets	(3,467)	(3,860)	(10,400)	(11,580)	(14,259)	(15,107)
Amortization of:
Net loss	887	407	2,661	1,219	3,067	1,512
Prior service cost	29	29	87	87	115	115

Net periodic benefit cost	$2,372	$1,254	$7,118	$3,763	$8,373	$4,975

During the nine months ended September 30, 2010, the Company contributed $6.6 million of its projected $8.4 million 2010 annual contribution to its retirement plans.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Postretirement Benefits

The net periodic benefit cost recognized for the three, nine and twelve months ended September 30, 2010 and 2009 is made up of the components listed below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2010	2009	2010	2009	2010	2009
Components of net periodic benefit cost:
Service cost	$889	$849	$2,668	$2,547	$3,516	$3,337
Interest cost	1,666	1,623	4,998	4,869	6,621	6,419
Expected return on plan assets	(382)	(375)	(1,147)	(1,125)	(1,521)	(1,588)
Amortization of:
Prior service benefit	(717)	(717)	(2,152)	(2,152)	(2,869)	(2,869)
Net gain	(44)	0	(131)	0	(131)	(332)

Net periodic benefit cost	$1,412	$1,380	$4,236	$4,139	$5,616	$4,967

During the nine months ended September 30, 2010, the Company contributed $3.7 million of its projected $4.6 million 2010 annual contribution to its postretirement benefit plan.

In March 2010, the President signed into law comprehensive health care reform legislation under the Patient Protection and Affordable Care Act and the Health Care Education and Affordability Reconciliation Act (the Acts). The Acts contain provisions which could impact the Company’s accounting for retiree medical benefits in future periods. However, the extent of any additional impact cannot be completely determined until regulations are promulgated under the Acts and those regulations become available. The Company will continue to assess the accounting implications of the Acts as related regulations and interpretations of the Acts become available. Based on the analysis to date of the provisions in the Acts, the impact of which are reasonably determinable, a re-measurement of the Company’s retiree plan liabilities is not required at this time.

J. Financial Instruments and Investments

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair values of the Company’s long-term debt and financing obligations, including the current portion thereof, are based on estimated market prices for similar issues and are presented below (in thousands):

	September 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Pollution Control Bonds	$193,135	$205,772	$193,135	$197,680
Senior Notes	546,598	619,090	546,562	545,475
Nuclear Fuel Financing (1):
Private Placement Senior Notes	110,000	114,106	0	0
RCF	14,100	14,100	106,998	106,998

Total	$863,833	$953,068	$846,695	$850,153

(1)	Nuclear fuel financing as of September 30, 2010 is funded through the $110 million private placement senior notes and the RCF. See Note E. The interest rate on the Company’s financing through the RCF is reset every quarter to reflect current market rates. Consequently, the carrying value approximates fair value.

Marketable Securities. The Company’s marketable securities, included in decommissioning trust funds in the balance sheets, are reported at fair value which was $147.2 million and $135.4 million at September 30, 2010 and December 31, 2009, respectively. These securities are classified as available for sale under FASB guidance for certain investments in debt and equity securities and are valued using prices and other relevant information generated by market transactions involving identical or comparable securities. The reported fair values include gross unrealized losses on marketable securities whose impairment the Company has deemed to be temporary. The tables below present the gross unrealized losses and the fair value of these securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	September 30, 2010
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities (1):
Federal Agency Mortgage Backed Securities	$0	$0	$447	$(22)	$447	$(22)
Municipal Obligations	4,745	(95)	2,014	(41)	6,759	(136)

Total debt securities	4,745	(95)	2,461	(63)	7,206	(158)
Common stock	15,246	(1,704)	2,358	(470)	17,604	(2,174)

Total temporarily impaired securities	$19,991	$(1,799)	$4,819	$(533)	$24,810	$(2,332)

(1)	Includes approximately 70 securities.

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

The reported fair values also include gross unrealized gains on marketable securities which have not been recognized in the Company’s net income. The table below presents the unrecognized gross unrealized gains and the fair value of these securities, aggregated by investment category (in thousands):

	September 30, 2010		December 31, 2009
	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains
Description of Securities:
Federal Agency Mortgage Backed Securities	$22,444	$1,086	$13,050	$567
U.S. Government Bonds	19,446	714	4,537	58
Municipal Obligations	23,824	1,332	21,121	852
Corporate Obligations	8,930	618	4,313	222

Total debt securities	74,644	3,750	43,021	1,699

Common stock	44,620	9,674	45,317	7,808
Temporary investments	3,131	0	4,016	0

Total	$122,395	$13,424	$92,354	$9,507

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s marketable securities include investments in municipal, corporate and federal debt obligations. The contractual year for maturity of these available-for-sale securities as of September 30, 2010 is as follows (in thousands):

	Total	2010 through 2011	2012 through 2015	2016 through 2020	2021 and Beyond
Municipal Debt Obligations	$30,583	$3,036	$11,587	$11,640	$4,320
Corporate Debt Obligations	8,930	0	3,996	2,979	1,955
Federal Agency Mortgage Backed Securities	22,891	447	1,796	1,637	19,011
U.S. Government Bonds	19,446	2,114	7,820	5,866	3,646

The Company recognizes impairment losses on certain of its securities deemed to be other than temporary. In accordance with FASB guidance, these impairment losses are recognized in net income, and a lower cost basis is established for these securities. The Company did not recognize any impairment losses for the three months ended September 30, 2010. For the nine and twelve months ended September 30, 2010, $0.3 million and $0.4 million of gross impairments deemed to be other than temporary were recognized in the consolidated statement of operations. For the three, nine and twelve months ended September 30, 2009, $0.3 million, $5.4 million and $9.7 million of gross impairments were deemed to be other than temporary and recognized in the consolidated statement of operations.

The Company’s marketable securities in its decommissioning trust funds are sold from time to time, and the Company uses the specific identification basis to determine the amount to reclassify out of accumulated other comprehensive income and into net income. The proceeds from the sale of these securities and the related effects on pre-tax income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2010	2009	2010	2009	2010	2009
Proceeds from sales of available-for-sale securities	$12,731	$31,259	$46,936	$52,071	$74,799	$77,818

Gross realized gains included in pre-tax income	$95	$625	$621	$1,090	$3,981	$5,535
Gross realized losses included in pre-tax income	(288)	(122)	(960)	(707)	(1,327)	(800)
Gross unrealized losses included in pre-tax income	0	(298)	(263)	(5,449)	(408)	(9,676)

Net gains (losses) in pre-tax income	$(193)	$205	$(602)	$(5,066)	$2,246	$(4,941)

Net unrealized holding gains (losses) included in other comprehensive income	$7,019	$8,880	$3,041	$11,238	$4,619	$(526)
Net gains (losses) reclassified out of other comprehensive income	193	(205)	602	5,066	(2,246)	4,941

Net gains (losses) in other comprehensive income	$7,212	$8,675	$3,643	$16,304	$2,373	$4,415

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

As of September 30, 2010, the Company had $4.0 million invested in debt securities which consisted of two $2.0 million investments in auction rate securities maturing in 2042 and 2044. The Company classifies these securities as trading securities which are included in deferred charges and other assets on the Company’s consolidated balance sheets. These auction rate securities are collateralized with student loans which are re-insured by the Department of Education as part of the Federal Family Education Loan Program (“FFELP”) and have credit ratings of “A” by Standard & Poors and “A2” by Moody’s. The principal on the securities can be realized at maturity, sold in a successful auction, or sold in the secondary market. Interest rates on the auction rate securities are reset every 28 days. At September 30, 2010 upon a failed auction, the maximum interest rate for $2.0 million of these debt securities was based upon the lesser of the interest paid on the student loan portfolio, less service costs, or one-month LIBOR plus 2.5%. At September 30, 2010, the default interest rate was 2.76% based on one-month LIBOR plus 2.5%. The maximum interest rate for the remaining $2.0 million of debt securities was based upon the lesser of (i) the net loan rate (the interest paid on the student loan portfolio less service costs); (ii) 91-day Treasury bills plus 1.5%; (iii) one-month LIBOR plus 1.5%; (iv) 18%; or (v) highest rate legally payable. At September 30, 2010, the default interest rate was 1.54% based on the net loan rate.

The auction process historically provided a liquid market to sell the securities to meet cash requirements. These auction rate securities had successful auctions through January 2008. However, since February 2008, auctions for these securities have not been successful, resulting in the inability to

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

liquidate these investments. The Company’s valuation as of September 30, 2010 is based upon the average of a discounted cash flow model valuation and a market comparables method.

The discounted cash flow model valuation is based on expected cash flows using the maximum expected interest rates discounted by an expected yield reflecting illiquidity and credit risk. In order to more accurately forecast cash flows, Treasury and LIBOR yield curves were created using swap rates and data provided on the U.S. Department of the Treasury website and the British Banker’s Association website. After thorough analysis, future cash flows were projected based on interest rate models over a term, which was based on an estimate of the weighted average life of the student loan portfolio within the issuing trusts. The applied discount yield was based on the applicable forward LIBOR rate and yield spreads of 380 and 400 basis points based on each security’s (i) credit risk, (ii) illiquidity, (iii) subordinated status, (iv) interest rate limitations, and (v) FFELP guarantees.

The market comparables method is based upon sales and purchases of auction rate securities in secondary market transactions. The secondary market discounts of 24% to 31% are based on discounts indicated in secondary market transactions involving comparable student loan auction rate securities. The average of the values provided by the discounted cash flow calculation and the market comparables method are used to arrive at the concluded value of the securities.

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair value of the Company’s decommissioning trust funds and investments in debt securities, at September 30, 2010 and December 31, 2009, and the level within the three levels of the fair value hierarchy defined by FASB guidance are presented in the table below (in thousands):

Description of Securities	Fair Value as of September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading Securities:
Investments in Debt Securities	$2,894	$0	$0	$2,894

Available for sale:
U.S. Government Bonds	$19,446	$19,446	$0	$0
Federal Agency Mortgage Backed Securities	22,891	0	22,891	0
Municipal Bonds	30,583	0	30,583	0
Corporate Asset Backed Obligations	8,930	0	8,930	0

Subtotal Debt Securities	81,850	19,446	62,404	0

Common Stock:
U.S. companies	52,224	52,224	0	0
International companies	10,000	10,000	0	0
Cash and Cash Equivalents	3,131	3,131	0	0

Total available for sale	$147,205	$84,801	$62,404	$0

Description of Securities	Fair Value as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading Securities:
Investments in Debt Securities	$2,510	$0	$0	$2,510

Available for sale:
U.S. Government Bonds	$13,892	$13,892	$0	$0
Federal Agency Mortgage Backed Securities	20,063	0	20,063	0
Municipal Bonds	29,424	0	29,424	0
Corporate Asset Backed Obligations	7,207	0	7,207	0

Subtotal Debt Securities	70,586	13,892	56,694	0

Common Stock:
U.S. companies	51,759	51,759	0	0
International companies	9,011	9,011	0	0
Cash and Cash Equivalents	4,016	4,016	0	0

Total available for sale	$135,372	$78,678	$56,694	$0

The change in the fair value of the investments in debt securities resulted in a credit to income of $0.3 million for the three months ended September 30, 2010, and a credit to income of $0.4 million for the nine and twelve months ended September 30, 2010. The change in the fair value of the investments in debt

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

securities resulted in a credit to income of $0.1 million and $0.3 million for the three and nine months ended September 30, 2009, respectively, and a charge to income of $0.4 million for the twelve months ended September 30, 2009. These amounts are reflected in the Company’s consolidated statement of operations as an adjustment to investment and interest income. Below is a reconciliation of the beginning and ending balances of the investments in debt securities (in thousands):

	2010	2009
Balance at January 1	$2,510	$2,264
Unrealized gain (loss) in fair value recognized in income	62	(52)

Balance at March 31	2,572	2,212
Unrealized gain (loss) in fair value recognized in income	(26)	213

Balance at June 30	2,546	2,425
Unrealized gain in fair value recognized in income	348	89

Balance at September 30	$2,894	$2,514

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

E1 Paso Electric Company:

We have reviewed the consolidated balance sheet of El Paso Electric Company and subsidiary as of September 30, 2010, the related consolidated statements of operations and comprehensive operations for the three-month, nine-month and twelve-month periods ended September 30, 2010 and 2009, and the related consolidated statements of cash flows for the nine-month periods ended September 30, 2010 and 2009. These consolidated financial statements are the responsibility of the Company’s management.

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
November 5, 2010

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

These forward-looking statements involve known and unknown risks that may cause our actual results in future periods to differ materially from those expressed in any forward-looking statement. Factors that would cause or contribute to such differences include, but are not limited to, such things as:

•	ability of our operating partners to maintain plant operations and manage operation and maintenance costs at the Palo Verde and Four Corners plants,

•	reductions in output at generation plants operated by the Company,

•	unscheduled outages, including outages at Palo Verde,

•	the size of our construction program and our ability to complete construction on budget and on a timely basis,

•	the recovery of capital investments through rates,

•	electric utility deregulation or re-regulation,

•	regulated and competitive markets,

•	ongoing municipal, state and federal activities,

•	economic and capital market conditions,

•	changes in accounting requirements and other accounting matters,

•	changing weather trends,

•	rates, cost recoveries and other regulatory matters including the ability to recover fuel costs on a timely basis,

•	changes in environmental regulations, including those related to greenhouse gas emissions,

•	political, legislative, judicial and regulatory developments,

•	the impact of lawsuits filed against us,

•	the impact of changes in interest rates,

•	changes in, and the assumptions used for, pension and other post-retirement and post-employment benefit liability calculations, as well as actual and assumed investment returns on pension plan assets,

•	the impact of the U.S. health care reform legislation,

•	the impact of changing cost escalation and other assumptions on our nuclear decommissioning liability for Palo Verde,

•	Texas, New Mexico and electric industry utility service reliability standards,

•	homeland security considerations,

•	coal, uranium, natural gas, oil and wholesale electricity prices and availability, and

•	other circumstances affecting anticipated operations, sales and costs.

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

Summary of Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented, and actual results could differ in future periods from those estimates. Critical accounting policies and estimates are both important to the portrayal of our financial condition and results of operations and require complex, subjective judgments and are more fully described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 Form 10-K.

Summary

The following is an overview of our results of operations for the three, nine and twelve month periods ended September 30, 2010 and 2009. Income for the three, nine and twelve month periods ended September 30, 2010 and 2009 is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2010	2009	2010	2009	2010	2009
Income before extraordinary item (in thousands)	$49,896	$33,932	$82,852	$58,972	$90,813	$69,797
Basic earnings per share:
Income before extraordinary item	1.16	0.76	1.90	1.31	2.07	1.56

The following table and accompanying explanations show the primary factors affecting the after-tax change in income before the effect of extraordinary item between the 2010 and 2009 periods presented (in thousands):

	Three Months Ended	Nine Months Ended	Twelve Months Ended
September 30, 2009 net income before extraordinary item	$33,932	$58,972	$69,797
Change in (net of tax):
Increased retail non-fuel base revenues (a)	20,739	30,093	32,185
Increased (decreased) deregulated Palo Verde Unit 3 revenues (b)	463	1,948	(999)
Decreased off-system sales margins retained (c)	(1,295)	(1,755)	(2,542)
Increased pension and benefits expense (d)	(742)	(1,589)	(2,511)
Increased taxes other than income taxes (e)	(1,594)	(1,521)	(820)
Increased depreciation and amortization (f)	(938)	(2,870)	(2,881)
Increased (decreased) investment and interest income (g)	(102)	2,977	4,785
Elimination of Medicare Part D tax benefit (h)	0	(4,787)	(4,787)
Other	(567)	1,384	(1,414)

September 30, 2010 net income before extraordinary item	$49,896	$82,852	$90,813

(a)	The increase in retail non-fuel base revenues in all three periods was primarily due to new non-fuel base rates in New Mexico and Texas reflecting higher seasonal rates in the summer months. Non-fuel retail base revenues also increased for the three months ended September 30, 2010 compared to the same period last year due to a 4.8% increase in kWh sales to retail customers as a result of a 1.5% growth in customers served. Non-fuel retail base revenues also increased for the nine months ended September 30, 2010 compared to the same period last year due to a 5.1% increase in kWh sales to retail customers as a result of colder winter weather and a 1.7% growth in customers served. Non-fuel retail base revenues also increased for the twelve months ended September 30, 2010 compared to the same period last year due to a 5.1% increase in kWh sales to retail customers and included increased rates to large and industrial customers. Non-fuel retail base revenues exclude fuel recovered through New Mexico base rates.
(b)	Revenues from retail sales of deregulated Palo Verde Unit 3 power increased for the three months ended September 30, 2010 compared to the same period last year due to higher proxy market prices. Revenues from retail sales of deregulated Palo Verde Unit 3 power increased for the nine months ended September 30, 2010 compared to the same period last year due to increased generation at Palo Verde Unit 3 in 2010 and higher proxy market prices. In 2009, Palo Verde Unit 3 had a scheduled refueling and maintenance outage through most of April and May 2009. Decreased revenues from sales of deregulated Palo Verde Unit 3 power for the twelve months ended September 30, 2010 reflects decreased Unit 3 power sold to retail customers.
(c)	Consistent with a prior rate agreement, the 2009 Texas rate case settlement reduced the off-system sales margin retained from 75% to 10% effective July 1, 2010, which reduced retained margins in all three time periods for 2010. Lower retained margins on off-system sales in all three current periods were also the result of reduced margins per MWh due to lower market prices. For the nine and twelve months ended September 30, 2010, off-system sales margin retained also decreased due to declines in MWh sales.
(d)	Pension and benefits expense increased for all three periods primarily due to changes in actuarial assumptions used to calculate expenses for our pension plan.
(e)	Taxes other than income taxes increased for all three periods due to revenue-related taxes and increased property taxes.
(f)	Depreciation and amortization expense increased for all three periods due to increased depreciable plant balances.
(g)	Investment and interest income increased for the nine and twelve months ended September 30, 2010 compared to the same periods last year primarily due to reduced impairments and losses on equity securities in our Palo Verde decommissioning trust funds of $3.6 million and $5.7 million, respectively.
(h)	Tax expense increased for the nine and twelve months ended September 30, 2010 due to a change in the tax law enacted as part of the Patient Protection and Affordable Care Act to eliminate the tax benefit related to the Medicare Part D subsidies.

Historical Results of Operations

The following discussion includes descriptions of factors affecting individual line items in the results of operations. The amounts presented below are presented on a pre-tax basis.

Operating revenues

We realize revenue from the sale of electricity to retail customers at regulated rates and the sale of energy in the wholesale power market generally at market based prices. Sales for resale (which are wholesale sales within our service territory) accounted for less than 1% of revenues. Off-system sales are wholesale sales into markets outside our service territory. Off-system sales are primarily made in off-peak periods when we have competitive generation capacity available after meeting our regulated service obligations. We shared 25% of off-system sales margins with our Texas and New Mexico customers and retained 75% of off-system sales margins through June 30, 2010. Pursuant to rate agreements in prior years, effective July 1, 2010, we share 90% of off-system sales margins with our Texas and New Mexico customers, and we retain 10% of off-system sales margins. We also share 25% of our off-system sales margins with our sales for resale customer under the terms of a contract which was effective April 1, 2008.

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

Retail non-fuel base revenue percentages by customer class are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2010	2009	2010	2009	2010	2009
Residential	42%	44%	41%	41%	40%	40%
Commercial and industrial, small	35	34	35	36	36	37
Commercial and industrial, large	7	7	8	7	8	7
Sales to public authorities	16	15	16	16	16	16

Total retail non-fuel base revenues	100%	100%	100%	100%	100%	100%

No retail customer accounted for more than 3% of our non-fuel revenues during such periods. As shown in the table above, residential and small commercial customers comprise more than 75% of our revenues. While this customer base is more stable, it is also more sensitive to changes in weather conditions. As a result, our business is seasonal, with higher kWh sales and revenues during the summer cooling season.

Weather significantly impacts our residential, small commercial and industrial customers, and to a lesser extent, our sales to public authorities. Heating and cooling degree days can be used to evaluate the effect of weather on energy use. For each degree the average outdoor temperature varies from a standard of 65 degrees Fahrenheit, a degree day is recorded. Both 2010 and 2009 have experienced hotter summer weather conditions as compared to historical averages. The table below shows heating and cooling degree days compared to a 10-year average.

	Three Months Ended September 30,		10-Year	Nine Months Ended September 30,		10-Year	Twelve Months Ended September 30,		10-Year Average*
	2010	2009	Average	2010	2009	Average	2010	2009
Heating degree days	0	2	0	1,478	1,114	1,306	2,508	2,027	2,290
Cooling degree days	1,603	1,601	1,448	2,607	2,651	2,453	2,724	2,744	2,556

*	Calendar year basis.

Customer growth is a primary driver of the growth of retail sales. The average number of retail customers grew more than 1.5% for the three months ended September 30, 2010 and 1.7% for both the nine and twelve months ended September 30, 2010 when compared to the same periods last year. See the tables presented on pages 43, 44 and 45 which provide detail on the average number of retail customers and the related revenues and kWh sales.

Retail non-fuel base revenues. The new rate structure in New Mexico, effective January 1, 2010, and in Texas, effective July 1, 2010, increases base rates during the peak summer season of May through October while decreasing base rates during November through April. This will cause our revenues to be more seasonal than in the past.

Retail non-fuel base revenues increased by $32.9 million, or 22.5%, for the three months ended September 30, 2010 when compared to the same period last year primarily due to (i) new non-fuel base rates in New Mexico and Texas; (ii) a 5.1% increase in kWh sales to residential customers reflecting a 1.9% growth in the average number of customers served; (iii) a 1.4% increase in kWh sales to small commercial and industrial customers; (iv) increased retail non-fuel base revenues received from large commercial and industrial customers attributable to an increase of 8.2% in kWh sales and the implementation of higher rates in new contracts and tariffs with several large customers whose contracts had expired; and (v) a 7.5% increase in kWh sales to public authorities, including military bases. Most of the revenue increases related to new non-fuel base rates in Texas and New Mexico were realized in the third quarter of 2010 as the rate increases provided for higher summer peak rates and lower rates in the non-peak months. Summer rates for residential customers are effective May through October and summer rates for other customers are effective June through September.

For the nine months ended September 30, 2010, retail non-fuel base revenues increased by $47.8 million, or 12.9%, compared to the same period in 2009 primarily due to (i) new non-fuel base rates in New Mexico and Texas which are higher in the summer months; and (ii) a 6.6% increase in kWh sales to residential customers reflecting colder winter weather in 2010 and a 1.8% growth in the average number of customers served. During the nine months ended September 30, 2010, heating degree days were 33% above the same period in 2009 and 13% above the 10-year average. Retail non-fuel base revenues also increased due to a 2.1% increase in kWh sales to small commercial and industrial customers primarily as a result of a 1.5% increase in the average number of small commercial and industrial customers served. Retail non-fuel base revenues from large commercial and industrial customers also increased due to an increase of 9.3% in kWh sales and the implementation of higher rates in new contracts and tariffs with several large customers whose contracts had expired. Revenues to public authorities also increased due to a 4.7% increase in kWh sales largely due to increased sales to military bases.

Retail non-fuel base revenues for the twelve months ended September 30, 2010 increased by $51.1 million, or 10.6%, compared to the same period in 2009 primarily due to (i) new non-fuel base rates in New Mexico and Texas which are higher in the summer months; and (ii) an increase of 6.6% in kWh sales to residential customers reflecting colder winter weather in 2010 and a 1.8% growth in the average number of customers served. During the twelve months ended September 30, 2010, heating degree days were 24% above the same period in 2009 and 10% above the 10-year average. Retail non-fuel base revenues also increased due to a 1.6% increase in kWh sales to small commercial and industrial customers primarily as a result of a 1.4% increase in the average number of small commercial and industrial customers served. Retail non-fuel base revenues from large commercial and industrial customers also increased due to an increase of 11.2% in kWh sales and the implementation of higher rates in new contracts and tariffs with several large customers whose contracts had expired. Revenues to public authorities also increased due to a 4.0% increase in kWh sales largely due to increased sales to military bases.

Fuel revenues. Fuel revenues consist of: (i) revenues collected from customers under fuel recovery mechanisms approved by the state commissions and FERC, (ii) deferred fuel revenues which are comprised of the difference between fuel costs and fuel revenues collected from customers, and (iii) fuel costs recovered in base rates in New Mexico. In New Mexico and with our sales for resale customer, the fuel adjustment clause allows us to recover under-recoveries or refund over-recoveries of current fuel costs above the amount recovered in base rates with a two-month lag. In Texas, fuel costs are recovered through a fixed fuel factor that may be adjusted up to three times per year. In addition, if we materially over-recover fuel costs, we must seek to refund the over recovery, and if we materially under recover fuel costs, we may seek a surcharge to recover those costs.

We over-recovered fuel costs by $9.7 million, $21.8 million, and $28.7 million for the three, nine, and twelve months ended September 30, 2010 compared to fuel over-recoveries of $23.0 million, $59.7 million, and $75.5 million in the same periods last year. At September 30, 2010, we had a net fuel over-recovery balance of $16.7 million, including $12.6 million in Texas and $4.1 million in New Mexico.

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

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2010	2009	2010	2009	2010	2009
MWh sales	804,558	715,641	2,163,766	2,408,122	2,751,628	3,346,455
Sales revenues	$28,221	$28,349	$84,634	$89,430	$111,268	$134,960
Fuel cost	$26,119	$25,314	$75,642	$78,530	$98,777	$118,895
Total margin	$2,102	$3,035	$8,992	$10,900	$12,491	$16,065
Retained margin	$223	$2,278	$5,392	$8,178	$8,017	$12,052

Off-system sales revenues decreased in the three, nine, and twelve month periods ended September 30, 2010 when compared to the same periods last year as a result of lower average market prices for power. For the nine and twelve month periods ended September 30, 2010, off-system sales revenues also decreased due to declines in MWh sales. Customers were credited with 25% of the off-system sales margins through fuel recovery mechanisms through June 30, 2010. In July 2010, off-system sales margins shared with customers in Texas and New Mexico increased to 90%.

Comparisons of kWh sales and operating revenues are shown below (in thousands):

			Increase (Decrease)
Three Months Ended September 30:	2010	2009	Amount	Percent
kWh sales:
Retail:
Residential	819,294	779,282	40,012	5.1%
Commercial and industrial, small	676,894	667,321	9,573	1.4
Commercial and industrial, large	300,845	278,158	22,687	8.2
Sales to public authorities	450,895	419,487	31,408	7.5

Total retail sales	2,247,928	2,144,248	103,680	4.8

Wholesale:
Sales for resale	17,019	18,215	(1,196)	(6.6)
Off-system sales	804,558	715,641	88,917	12.4

Total wholesale sales	821,577	733,856	87,721	12.0

Total kWh sales	3,069,505	2,878,104	191,401	6.7

Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$75,411	$64,833	$10,578	16.3%
Commercial and industrial, small	61,857	50,017	11,840	23.7
Commercial and industrial, large	13,126	9,358	3,768	40.3
Sales to public authorities	28,601	21,867	6,734	30.8

Total retail non-fuel base revenues	178,995	146,075	32,920	22.5

Wholesale:
Sales for resale	646	753	(107)	(14.2)

Total non-fuel base revenues	179,641	146,828	32,813	22.3

Fuel revenues:
Recovered from customers during the period	52,600	59,373	(6,773)	(11.4	)(1)
Under (over) collection of fuel	(9,703)	(23,038)	13,335	(57.9)
New Mexico fuel in base rates	22,312	21,171	1,141	5.4

Total fuel revenues	65,209	57,506	7,703	13.4
Off-system sales	28,221	28,349	(128)	(0.5)
Other	7,271	8,215	(944)	(11.5	)(2)

Total operating revenues	$280,342	$240,898	$39,444	16.4

Average number of retail customers:
Residential	332,920	326,816	6,104	1.9%
Commercial and industrial, small	36,150	36,158	(8)	0.0
Commercial and industrial, large	48	50	(2)	(4.0)
Sales to public authorities	4,420	4,938	(518)	(10.5)

Total	373,538	367,962	5,576	1.5

(1)	Excludes $11.5 million refund in 2010 related to prior periods Texas deferred fuel revenues.
(2)	Represents revenues with no related kWh sales.

			Increase (Decrease)
Nine Months Ended September 30:	2010	2009	Amount	Percent
kWh sales:
Retail:
Residential	1,958,670	1,837,915	120,755	6.6%
Commercial and industrial, small	1,762,224	1,726,286	35,938	2.1
Commercial and industrial, large	826,553	756,333	70,220	9.3
Sales to public authorities	1,180,222	1,126,864	53,358	4.7

Total retail sales	5,727,669	5,447,398	280,271	5.1

Wholesale:
Sales for resale	43,534	47,173	(3,639)	(7.7)
Off-system sales	2,163,766	2,408,122	(244,356)	(10.1)

Total wholesale sales	2,207,300	2,455,295	(247,995)	(10.1)

Total kWh sales	7,934,969	7,902,693	32,276	0.4

Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$170,399	$153,097	$17,302	11.3%
Commercial and industrial, small	148,294	133,569	14,725	11.0
Commercial and industrial, large	33,947	25,926	8,021	30.9
Sales to public authorities	66,703	58,985	7,718	13.1

Total retail non-fuel base revenues	419,343	371,577	47,766	12.9

Wholesale:
Sales for resale	1,520	1,635	(115)	(7.0)

Total non-fuel base revenues	420,863	373,212	47,651	12.8

Fuel revenues:
Recovered from customers during the period	135,881	157,281	(21,400)	(13.6	)(1)
Under (over) collection of fuel	(21,795)	(59,679)	37,884	(63.5)
New Mexico fuel in base rates	55,894	52,975	2,919	5.5

Total fuel revenues	169,980	150,577	19,403	12.9
Off-system sales	84,634	89,430	(4,796)	(5.4)
Other	20,430	21,764	(1,334)	(6.1	)(2)

Total operating revenues	$695,907	$634,983	$60,924	9.6

Average number of retail customers:
Residential	331,210	325,300	5,910	1.8%
Commercial and industrial, small	36,479	35,946	533	1.5
Commercial and industrial, large	49	49	0	0.0
Sales to public authorities	4,695	4,935	(240)	(4.9)

Total	372,433	366,230	6,203	1.7

(1)	Excludes $23.3 million refund in 2010 and a $16.3 million surcharge in 2009 related to prior periods Texas deferred fuel revenues.
(2)	Represents revenues with no related kWh sales.

			Increase (Decrease)
Twelve Months Ended September 30:	2010	2009	Amount	Percent
kWh sales:
Retail:
Residential	2,482,405	2,329,116	153,289	6.6%
Commercial and industrial, small	2,287,337	2,250,628	36,709	1.6
Commercial and industrial, large	1,094,406	984,218	110,188	11.2
Sales to public authorities	1,535,806	1,476,518	59,288	4.0

Total retail sales	7,399,954	7,040,480	359,474	5.1

Wholesale:
Sales for resale	53,292	56,587	(3,295)	(5.8)
Off-system sales	2,751,628	3,346,455	(594,827)	(17.8)

Total wholesale sales	2,804,920	3,403,042	(598,122)	(17.6)

Total kWh sales	10,204,874	10,443,522	(238,648)	(2.3)

Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$213,100	$193,440	$19,660	10.2%
Commercial and industrial, small	190,053	175,275	14,778	8.4
Commercial and industrial, large	42,825	34,249	8,576	25.0
Sales to public authorities	85,088	77,016	8,072	10.5

Total retail non-fuel base revenues	531,066	479,980	51,086	10.6

Wholesale:
Sales for resale	1,922	1,975	(53)	(2.7)

Total non-fuel base revenues	532,988	481,955	51,033	10.6

Fuel revenues:
Recovered from customers during the period	174,681	211,153	(36,472)	(17.3	)(1)
Under (over) collection of fuel	(28,724)	(75,483)	46,759	(61.9)
New Mexico fuel in base rates	71,945	68,564	3,381	4.9

Total fuel revenues	217,902	204,234	13,668	6.7
Off-system sales	111,268	134,960	(23,692)	(17.6)
Other	26,762	26,320	442	1.7	(2)

Total operating revenues	$888,920	$847,469	$41,451	4.9

Average number of retail customers:
Residential	330,434	324,515	5,919	1.8%
Commercial and industrial, small	36,441	35,923	518	1.4
Commercial and industrial, large	49	50	(1)	(2.0)
Sales to public authorities	4,760	4,935	(175)	(3.5)

Total	371,684	365,423	6,261	1.7

(1)	Excludes $28.5 million and $29.0 million, respectively, of deferred fuel revenues recovered through Texas fuel surcharges.
(2)	Represents revenues with no related kWh sales.

Energy expenses

Our sources of energy include electricity generated from our nuclear, natural gas and coal generating plants and purchased power. Palo Verde represents approximately 39% of our available net generating capacity and approximately 55%, 58% and 58% of our Company-generated energy for the three, nine and twelve months ended September 30, 2009, respectively. The price of natural gas is the primary factor influencing the price of purchased power and has a significant impact on our cost of energy.

Our energy expenses increased $6.7 million, or 8.2%, for the three months ended September 30, 2010 when compared to 2009 primarily due to increased natural gas costs of $4.8 million as a result of a 22% increase in MWhs generated with natural gas, and increased nuclear fuel costs of $2.7 million as a result of a 32% increase in the average cost of nuclear fuel. The table below details the sources and costs of energy for the three months ended September 30, 2010 and 2009.

	Three Months Ended September 30,
	2010			2009
Fuel Type	Cost	MWh	Cost per MWh	Cost	MWh	Cost per MWh
	(in thousands)			(in thousands)
Natural gas	$47,278	957,079	$49.40	$42,503	782,861	$54.29
Coal	1,861	173,298	10.74	2,956	168,755	17.52
Nuclear	11,155	1,375,883	8.11	8,492	1,379,943	6.15

Total	60,294	2,506,260	24.06	53,951	2,331,559	23.14
Purchased power	28,229	768,878	36.71	27,878	726,433	38.38

Total energy	$88,523	3,275,138	27.03	$81,829	3,057,992	26.76

Our energy expenses increased $11.1 million, or 4.9%, for the nine months ended September 30, 2010 when compared to 2009 primarily due to increased natural gas costs of $16.5 million as a result of a 27% increase in MWhs generated with natural gas, and increased nuclear fuel costs of $5.7 million as a result of a 28% increase in the average cost of nuclear fuel. This increase was partially offset by decreased costs of purchased power of $8.9 million due to an 11% decrease in MWhs purchased and a $2.2 million decrease in coal costs primarily due to a 17% decrease in MWhs generated with coal. The table below details the sources and costs of energy for the nine months ended September 30, 2010 and 2009.

	Nine Months Ended September 30,
	2010			2009
Fuel Type	Cost	MWh	Cost per MWh	Cost	MWh	Cost per MWh
	(in thousands)			(in thousands)
Natural gas	$123,976	2,276,456	$54.46	$107,494	1,796,812	$59.82
Coal	7,630	461,332	16.54	9,835	554,711	17.73
Nuclear	28,533	3,748,164	7.61	22,798	3,826,096	5.96

Total	160,139	6,485,952	24.69	140,127	6,177,619	22.68
Purchased power	76,628	1,924,621	39.81	85,571	2,168,446	39.46

Total energy	$236,767	8,410,573	28.15	$225,698	8,346,065	27.04

Our energy expenses decreased $7.7 million, or 2.5%, for the twelve months ended September 30, 2010 when compared to 2009 primarily due to decreased purchased power costs of $26.6 million as a result of a 17% decrease in the MWhs purchased and a 5% decrease in the average cost of purchased power, and decreased coal cost of $2.5 million primarily as a result of a 17% decrease in the MWhs generated with coal. This decrease was partially offset by a $15.8 million increase in natural gas costs due to a 22% increase in the MWhs generated with natural gas, and a $5.6 million increase in nuclear fuel costs due to a 21% increase in the average price of nuclear fuel. The table below details the sources and costs of energy for the twelve months ended September 30, 2010 and 2009.

	Twelve Months Ended September 30,
	2010			2009
Fuel Type	Cost	MWh	Cost per MWh	Cost	MWh	Cost per MWh
	(in thousands)			(in thousands)
Natural gas	$160,425	2,865,276	$55.99	$144,655	2,350,294	$61.55
Coal	10,633	651,479	16.32	13,177	780,563	16.88
Nuclear	34,791	4,770,868	7.29	29,144	4,850,788	6.01

Total	205,849	8,287,623	24.84	186,976	7,981,645	23.43
Purchased power	99,660	2,501,675	39.84	126,219	3,019,977	41.79

Total energy	$305,509	10,789,298	28.32	$313,195	11,001,622	28.47

Other operations expense

Other operations expense increased $4.9 million, or 8.9%, for the three months ended September 30, 2010 compared to the same period last year primarily due to (i) increased administrative and general expense of $3.6 million primarily as a result of increased pension and benefits cost related to increased costs for retirement plans, increased outside services, and the amortization of rate case costs; (ii) increased operations expense related to customer accounts and billing of $1.2 million; and (iii) increased Palo Verde operations expense of $0.8 million. These increases were partially offset by decreased transmission wheeling expense of $0.4 million.

Other operations expense increased $6.6 million, or 4.3%, for the nine months ended September 30, 2010 compared to the same period last year primarily due to (i) increased administrative and general expense of $6.3 million primarily as a result of increased pension and benefits cost reflecting a change in actuarial assumptions for our pension plans; and (ii) increased operations expense related to customer accounts and billing of $3.4 million. These increases were partially offset by decreased transmission wheeling expense of $2.0 million.

Other operations expense increased $13.0 million, or 6.2%, for the twelve months ended September 30, 2010 compared to the same period last year primarily due to (i) increased administrative and general expense of $6.8 million primarily as a result of increased pension and benefits expenses of $4.0 million reflecting a change in actuarial assumptions for our pension plan and increased accruals for employee compensation; (ii) increased Palo Verde operations expense of $3.9 million primarily as a result of an increase in employee pension and benefit costs; and (iii) increased operations expense related to customer accounts and billing of $3.7 million. These increases were partially offset by decreased transmission operations expense of $3.1 million.

Maintenance expense

Maintenance expense decreased approximately $1.2 million, or 9.8% for the three months ended September 30, 2010 compared to the same period last year primarily due to decreased Palo Verde maintenance expense. Maintenance expense decreased $0.7 million, or 1.7%, for the nine months ended September 30, 2010 compared to the same period last year primarily due to decreased Palo Verde maintenance expense, partially offset by increased general plant maintenance expense primarily due to the reversal of a reserve for environmental remediation costs in 2009 with no comparable amount in 2010.

Maintenance expense increased $0.2 million, or less than 1%, for the twelve months ended September 30, 2010 compared to the same period last year primarily due to (i) decreased Palo Verde maintenance expense of $1.3 million as a result of decreased maintenance expenses associated with refueling outages in 2010 compared to 2009 partially offset by increased general plant maintenance expense of $1.1 million primarily as a result of the reversal of a reserve for environmental remediation costs in 2009 with no comparable amount in 2010.

Depreciation and amortization expense

Depreciation and amortization expense increased $1.5 million, $4.6 million and $4.6 million for the three, nine and twelve months ended September 30, 2010 compared to the same period last year primarily due to increases in depreciable plant balances and increased depreciation rates.

Taxes other than income taxes

Taxes other than income taxes increased $2.5 million and $2.4 million, or 18.6% and 6.3%, for the three and nine months ended September 30, 2010 compared to the same period last year primarily due to higher revenue-related taxes in Texas resulting from an increase in billed revenues in the current periods and increased property taxes. Taxes other than income taxes increased $1.3 million, or 2.5%, for the twelve months ended September 30, 2010 compared to the same period last year primarily due to higher property and payroll taxes partially offset by lower revenue-related taxes in Texas resulting from decreased billed revenues in the current period.

Other income (deductions)

Other income (deductions) increased $0.6 million for the three months ended September 30, 2010 compared to the same period last year primarily due to an increase in fair value of our investments in auction rate securities of $0.3 million and increased Allowance for Equity Funds Used During Construction (“AEFUDC”) of $0.2 million.

Other income (deductions) increased $4.7 million for the nine months ended September 30, 2010 compared to the same period last year primarily due to reduced impairments of equity securities in our Palo Verde decommissioning trust funds of $4.5 million when compared to the same period last year.

Other income (deductions) increased $4.6 million for the twelve months ended September 30, 2010 due to a $4.9 million loss for impairments of equity securities in our Palo Verde decommissioning trust funds in 2009 compared to a $2.2 million gain on such funds in 2010, and a $1.8 million decrease in miscellaneous non-operating deductions. This increase was partially offset by a $2.6 million decrease in interest income collected on fuel surcharges in the twelve months ended September 30, 2009 with no comparable amount in 2010, and a $2.6 million decrease in miscellaneous income primarily related to an increase in the cash surrender value of life insurance policies in the 2009 period with no comparable amount in 2010.

Interest charges (credits)

Interest charges (credits) remained relatively unchanged for the three months ended September 30, 2010 compared to the same period last year. Interest charges (credits) decreased $1.6 million, or 4.8%, for the nine months ended September 30, 2010 compared to the same period last year primarily due to lower interest rates on pollution control bonds. Two series of pollution control bonds were refunded in March 2009 at a fixed 7.25% interest rate which was lower than the variable interest rates applied to these bonds before refunding.

Interest charges (credits) for the twelve month period ended September 30, 2010 decreased $4.5 million, or 9.7%, compared to the same period last year primarily due to $3.4 million decrease in interest related to two series of pollution control bonds discussed above and an interest payment of $0.9 million related to a refund of transmission revenues in November 2008.

Income tax expense

Income tax expense, before extraordinary item, increased by $9.6 million, or 54.7% in the three months ended September 30, 2010 compared to the three months ended September 30, 2009, primarily due to an increase in pre-tax income. In March 2010, the Patient Protection and Affordable Care Act (“PPACA”) was signed into law. A major provision of the law is that, beginning in 2013, the income tax deductions for the cost of providing certain prescription drug coverage will be reduced by the amount of the Medicare Part D subsidies received. The Company was required to recognize the impacts of the tax law change at the time of enactment and recorded a one-time non-cash charge to income tax expense of approximately $4.8 million in the first quarter of 2010. Income tax expense, before extraordinary item, increased by $19.4 million and $18.2 million, or 61.8% and 53.0%, in the nine and twelve months ended September 30, 2010 compared to the same periods last year, respectively, primarily due to the passage of PPACA and an increase in pre-tax income.

Extraordinary item

As a regulated electric utility, we prepare our financial statements in accordance with the FASB guidance for regulated operations. FASB guidance for regulated operations requires us to show certain items as assets or liabilities on our balance sheet when the regulator provides assurance that these items will be charged to and collected from our customers or refunded to our customers. In the final order for Public Utility Commission of Texas (PUCT) Docket No. 37690, we were allowed to include the previously expensed loss on reacquired debt associated with the refinancing of first mortgage bonds in 2005 in our calculation of the weighted cost of debt to be recovered from our customers. We recorded the impacts of the re-application of FASB guidance for regulated operations to our Texas jurisdiction in 2006 as an extraordinary item. In order to establish this regulatory asset, we recorded an extraordinary gain of $10.3 million, net of income tax expense of $5.8 million, in our 2010 statements of operations. This item was recorded as a regulatory asset during the quarter ended September 30, 2010 pursuant to the final order received from the PUCT and will be amortized over the remaining life of our 6% Senior Notes due in 2035.

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

Effective April 1, 2009, we adopted FASB guidance which establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued. In February 2010, we adopted an amendment to FASB guidance, removing the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated. This new guidance changed our disclosures but does not impact our financial statements.

In January 2010, the FASB issued new guidance to improve disclosure requirements related to fair value measurements and disclosures. The new requirements include (i) disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers; and (ii) disclosure in the reconciliation for Level 3 fair value measurements of information about purchases, sales, issuances, and settlements on a gross basis. The new guidance also clarifies existing disclosures and requires (i) an entity to provide fair value measurement disclosures for each class of assets and liabilities and (ii) disclosures about inputs and valuation techniques. The provisions of this new guidance were adopted in the first quarter of 2010 except for the reconciliation for the Level 3 fair value measurements on a gross basis which will be adopted during the first quarter of 2011. During the nine months ended September 30, 2010, there were no transfers in or out of Level 1 or Level 2 categories. This guidance requires additional disclosure on fair value measurements but does not impact our consolidated financial statements.

Inflation

For the last several years, inflation has been relatively low and, therefore, has had minimal impact on our results of operations and financial condition.

Liquidity and Capital Resources

We continue to maintain a strong capital structure which allows us to access financing from the capital markets at a reasonable cost. At September 30, 2010, our capital structure, including common stock, long-term debt, and the current portion of long-term debt and financing obligations, consisted of 47.8% common stock equity and 52.2% debt. At September 30, 2010, our liquidity included $66.9 million in cash and cash equivalents, most of which was invested in United States Treasury securities.

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

In the nine months ended September 30, 2010, we had decreased cash from operations due primarily to a reduction in the collection of deferred fuel revenues in 2010. During the nine months ended September 30, 2010, the Company had an under-recovery of deferred fuel revenues, net of refunds of $1.3 million, as compared to an over-recovery, including surcharges of $74.7 million, during the nine months ended September 30, 2009. At September 30, 2010, we had a net fuel over-recovery balance of $16.7 million, including $12.6 million in Texas and $4.1 million in New Mexico. On October 20, 2010, we filed with the PUCT to refund $12.8 million in fuel over-recoveries, including interest, for the period July 2009 through September 2010, to be refunded in December 2010.

Capital Requirements. During the nine months ended September 30, 2010, our capital requirements primarily consisted of expenditures for the construction and purchase of electric utility plant, purchases of nuclear fuel, and the repurchase of common stock. Projected utility construction expenditures will consist primarily of expanding and updating our transmission and distribution systems, adding new generation, and making capital improvements and replacements at Palo Verde and other generating facilities. We are constructing Newman Unit 5, a 288 MW gas-fired combined cycle combustion turbine generating unit, which will be completed in two phases at an estimated cost of approximately $230 million, including AFUDC. The first phase of Newman Unit 5 was completed in May 2009, and the second phase is currently expected to be completed by April 2011. As of September 30, 2010, we had expended $196.1 million, including AFUDC, on Newman Unit 5, including $37.6 million in the first nine months of 2010. Revised estimated construction expenditures for 2010 are approximately $180 million, including $42 million for Newman Unit 5. Capital expenditures were $124.8 million in the nine months ended September 30, 2010 compared to $145.5 million in the nine months ended September 30, 2009.

We continually evaluate our funding requirements related to our retirement plans, other postretirement benefit plans, and decommissioning trust funds. We contributed $6.6 million of the projected $8.4 million 2010 annual contribution to our retirement plans during the nine months ended September 30, 2010. In the nine months ended September 30, 2010, we contributed $3.7 million of the projected $4.6 million 2010 annual contribution to our other postretirement benefit plan, and $6.2 million of the projected $8.2 million 2010 annual contribution to our decommissioning trust funds. We are in compliance with the funding requirements of the federal government for our benefit plans and decommissioning trust. Our cash requirements for federal and state income taxes vary from year to year based on taxable income, which is influenced by the timing of revenues and expenses recognized for income tax purposes. Tax payments for 2010 are expected to be approximately $17.3 million.

We do not currently pay dividends on common stock. Since 1999, we have repurchased approximately 22.5 million shares of common stock at an aggregate cost of $333.6 million, including commissions. As of December 31, 2009, 200,982 shares remained available for repurchase under our authorized program. On February 19, 2010, the Board of Directors authorized a repurchase of up to 2 million additional shares of the Company’s outstanding common stock (“2010 Authorization”). During the first nine months of 2010, we repurchased 1,391,049 shares of common stock in the open market at an aggregate cost of approximately $30.2 million under both the previously authorized program and under the 2010 Authorization. During the third quarter of 2010, we repurchased 888,557 shares of common stock in the open market at an aggregate cost of $20.2 million. As of September 30, 2010, 809,933 shares remain available for repurchase under the 2010 Authorization. We may make purchases of our stock in the future pursuant to our stock repurchase program at open market prices and may engage in private transactions, where appropriate. The repurchased shares will be available for issuance under employee benefit and stock incentive plans, or may be retired.

Capital Resources. Cash generated from operations decreased $49.9 million in the nine months ended September 30, 2010 compared to the same period in 2009 primarily due to a decrease in the collection of fuel revenues in 2010 and an increase in accounts receivable. During the nine months ended September 30, 2010, the Company had an under-recovery of deferred fuel revenues, net of refunds, of $1.3 million as compared to an over-recovery, including surcharges, of $74.7 million during the nine months ended September 30, 2009. Cash flows from operations also decreased due to an increase of $42.7 million in accounts receivable in the nine months ended September 30, 2010 compared to a $2.5 million increase for the same period in 2009. The increase in accounts receivable is primarily due to increased kWh sales and increased rates in both Texas and New Mexico. Cash from operations will continue to be a primary source of funds for capital expenditures for electric plant.

On August 17, 2010, Rio Grande Resources Trust (“RGRT”) completed the sale of $110 million aggregate principal amount of senior notes. We guarantee RGRT’s payment of principal and interest on the senior notes. RGRT is the trust through which we finance our portion of nuclear fuel for Palo Verde, and its asset, liabilities and operations are consolidated in the Company’s financial statements. The proceeds from the sale of the senior notes were used by RGRT to repay amounts borrowed under the then existing revolving credit facility and will enable future nuclear fuel financing requirements of RGRT to be met with a combination of the senior notes and amounts borrowed under the revolving credit facility.

On September 23, 2010, the Company, along with RGRT, entered into a new credit agreement for a $200 million revolving credit facility. The revolving credit facility has a term of four years, and we may request that the facility be increased up to $300 million during the term of the facility. The terms of the agreement provide that amounts we borrow under the facility may be used for working capital and general corporate purposes. Any amounts borrowed by RGRT may be used to finance the acquisition and processing of nuclear fuel. We guarantee the amounts borrowed by RGRT. This revolving credit facility replaces the $200 million revolving credit facility that was due to expire on April 11, 2011. Total amount borrowed for nuclear fuel by RGRT was $124.1 million at September 30, 2010 of which $14.1 million was borrowed under this new revolving credit facility and $110.0 million was borrowed through the senior notes discussed above. Borrowings by RGRT for nuclear fuel were $113.0 million as of September 30, 2009, including accrued interest and fees. Interest costs on borrowings to finance nuclear fuel are accumulated by RGRT and charged to the Company as fuel is consumed and is recovered by the Company through fuel recovery charges. No borrowings were outstanding at September 30, 2010 under the revolving credit facility for working capital or general corporate purposes.

At September 30, 2010, we had $185.9 million of unused credit available on our new revolving credit facility discussed above. The combination of the issuance of senior notes by RGRT and the refinancing of the revolving credit facility provides additional liquidity to the Company. We expect to have sufficient liquidity to finance construction expenditures and other capital requirements through 2011. In addition, we may seek to issue debt in the capital markets to finance capital requirements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk due to changes in interest rates, equity prices and commodity prices. See our 2009 Form 10-K, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” for a complete discussion of the market risks we face and our market risk sensitive assets and liabilities. As of September 30, 2010, there have been no material changes in the market risks we face or the fair values of assets and liabilities disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2009 Form 10-K.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of September 30, 2010, our disclosure controls and procedures are effective.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15, that occurred during the quarter ended September 30, 2010, that materially affected, or that were reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We hereby incorporate by reference the information set forth in Part I of this report under Notes B and H of Notes to Consolidated Financial Statements.

Item 1A.	Risk Factors

Our 2009 Form 10-K includes a detailed discussion of our risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities.

Period	Total Number of Shares Purchased	Average Price Paid per Share (Including Commissions)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July 1 to July 31, 2010	0	$0.00	0	1,698,490
August 1 to August 31, 2010	756,257	22.73	756,257	942,233
September 1 to September 30, 2010	132,300	22.95	132,300	809,933

(a)	On February 19, 2010, the Company’s Board of Directors authorized a stock repurchase program permitting the repurchase of up to 2.0 million additional shares of its outstanding common stock.

Item 6.	Exhibits

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
David G. Carpenter
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Dated: November 8, 2010

EL PASO ELECTRIC COMPANY

INDEX TO EXHIBITS

Exhibit Number	Exhibit

†10.03	Form of Directors’ Restricted Stock Award Agreement between the Company and certain directors of the Company. (Identical in all material respects to Exhibit 10.07 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.04	Credit agreement dated as of April 11, 2006, among the Company, JPMorgan Chase Bank, N.A., not in its individual capacity, but solely in its capacity as trustee of the Rio Grande Resources Trust II, the lenders party hereto, JPMorgan Chase Bank, N.A., as administrative agent and issuing bank and Union Bank of California, N.A., as syndication agent.

10.05	Third Amendment, dated as of August 17, 2010, to the Purchase Contract referred to in Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

10.06	Fourth Amendment, dated as of September 23, 2010, to the Purchase Contract referred to in Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

10.07	Credit agreement dated as of September 23, 2010, among the Company, The Bank of New York Mellon Trust Company, N.A., not in its individual capacity, but solely in its capacity as successor trustee of the Rio Grande Resources Trust II, the lenders party hereto, JPMorgan Chase Bank, N.A., as administrative agent and issuing bank and Union Bank, N.A., as syndication agent.

15	Letter re Unaudited Interim Financial Information

31.01	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

EL PASO ELECTRIC COMPANY

INDEX TO EXHIBITS

Exhibit Number	Exhibit

†	In lieu of non-employee director cash compensation, three agreements, dated as of October 1, 2010, substantially identical in all material respects to this Exhibit, have been entered into with Catherine A. Allen; Kenneth R. Heitz; and Patricia Z. Holland-Branch; directors of the Company.