Form 10-Q
period 2011-03-31
EL PASO ELECTRIC CO /TX/
filed 2011-05-06
CIK 31978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 29, 2011, there were 42,107,716 shares of the Company’s no par value common stock outstanding.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

(i)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS (In thousands)
Utility plant:
Electric plant in service	$2,547,135	$2,522,862
Less accumulated depreciation and amortization	(1,068,322)	(1,047,498)

Net plant in service	1,478,813	1,475,364
Construction work in progress	311,118	285,086
Nuclear fuel; includes fuel in process of $42,858 and $47,746, respectively	165,444	150,774
Less accumulated amortization	(54,324)	(45,471)

Net nuclear fuel	111,120	105,303

Net utility plant	1,901,051	1,865,753

Current assets:
Cash and cash equivalents	26,905	79,184
Accounts receivable, principally trade, net of allowance for doubtful accounts of $2,251 and $2,885, respectively	69,809	71,685
Accumulated deferred income taxes	19,955	25,818
Inventories, at cost	38,020	36,132
Income taxes receivable	16,767	12,656
Prepayments and other	6,682	4,543

Total current assets	178,138	230,018

Deferred charges and other assets:
Decommissioning trust funds	159,286	153,878
Regulatory assets	85,828	88,557
Other	28,146	26,560

Total deferred charges and other assets	273,260	268,995

Total assets	$2,352,449	$2,364,766

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Continued)

	March 31, 2011	December 31, 2010
	(Unaudited)
CAPITALIZATION AND LIABILITIES (In thousands except for share data)
Capitalization:
Common stock, stated value $1 per share, 100,000,000 shares authorized, 65,189,444 and 65,121,689 shares issued, and 214,926 and 143,371 restricted shares, respectively	$65,404	$65,265
Capital in excess of stated value	306,015	305,068
Retained earnings	817,633	810,858
Accumulated other comprehensive loss, net of tax	(31,501)	(33,177)

	1,157,551	1,148,014
Treasury stock, 23,297,375 and 22,693,995 shares, respectively, at cost	(354,813)	(337,639)

Common stock equity	802,738	810,375
Long-term debt, net of current portion	849,758	849,745

Total capitalization	1,652,496	1,660,120

Current liabilities:
Current portion of long-term debt and financing obligations	12,951	4,704
Accounts payable, principally trade	35,913	41,795
Taxes accrued	25,020	29,172
Interest accrued	13,174	12,099
Overcollection of fuel revenues	17,783	18,976
Other	24,254	24,207

Total current liabilities	129,095	130,953

Deferred credits and other liabilities:
Accumulated deferred income taxes	293,758	286,730
Asset retirement obligation	95,003	92,911
Accrued pension liability	82,707	93,471
Accrued postretirement benefit liability	60,999	61,594
Regulatory liabilities	13,885	14,489
Other	24,506	24,498

Total deferred credits and other liabilities	570,858	573,693

Commitments and contingencies

Total capitalization and liabilities	$2,352,449	$2,364,766

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except for share data)

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2011	2010	2011	2010
Operating revenues	$176,112	$204,168	$849,195	$841,728

Energy expenses:
Fuel	42,759	49,093	193,495	192,637
Purchased and interchanged power	18,474	28,847	81,543	108,052

	61,233	77,940	275,038	300,689

Operating revenues net of energy expenses	114,879	126,228	574,157	541,039

Other operating expenses:
Other operations	54,107	50,098	228,230	216,635
Maintenance	12,236	14,500	54,559	60,735
Depreciation and amortization	20,936	19,284	82,663	76,551
Taxes other than income taxes	13,127	11,743	55,873	49,224

	100,406	95,625	421,325	403,145

Operating income	14,473	30,603	152,832	137,894

Other income (deductions):
Allowance for equity funds used during construction	3,051	2,540	11,327	9,262
Investment and interest income, net	2,385	1,098	6,602	5,397
Miscellaneous non-operating income	270	2	1,636	897
Miscellaneous non-operating deductions	(715)	(359)	(3,562)	(2,527)

	4,991	3,281	16,003	13,029

Interest charges (credits):
Interest on long-term debt and financing obligations	13,498	12,201	52,123	48,789
Other interest	297	40	511	266
Capitalized interest	(1,256)	(228)	(3,515)	(921)
Allowance for borrowed funds used during construction	(1,849)	(1,567)	(6,953)	(5,914)

	10,690	10,446	42,166	42,220

Income before income taxes and extraordinary item	8,774	23,438	126,669	108,703
Income tax expense	1,999	11,989	41,026	39,930

Income before extraordinary item	6,775	11,449	85,643	68,773
Extraordinary gain related to Texas regulatory assets, net of tax	0	0	10,286	0

Net income	$6,775	$11,449	$95,929	$68,773

Basic earnings per share:
Income before extraordinary item	$0.16	$0.26	$1.99	$1.55
Extraordinary gain related to Texas regulatory assets, net of tax	0.00	0.00	0.24	0.00

Net income	$0.16	$0.26	$2.23	$1.55

Diluted earnings per share:
Income before extraordinary item	$0.16	$0.26	$1.98	$1.54
Extraordinary gain related to Texas regulatory assets, net of tax	0.00	0.00	0.24	0.00

Net income	$0.16	$0.26	$2.22	$1.54

Weighted average number of shares outstanding	42,308,097	43,738,947	42,776,922	44,273,168

Weighted average number of shares and dilutive potential shares outstanding	42,523,285	43,863,802	42,964,190	44,366,933

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(Unaudited)

(In thousands)

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2011	2010	2011	2010
Net income	$6,775	$11,449	$95,929	$68,773
Other comprehensive income (loss):
Unrecognized pension and postretirement benefit costs:
Net loss arising during period	0	0	(9,874)	(48,580)
Prior service benefit	0	0	26,605	0
Reclassification adjustments included in net income for amortization of:
Prior service benefit	(1,455)	(700)	(3,509)	(2,754)
Net loss	1,475	900	3,949	2,125
Net unrealized losses on marketable securities:
Net holding gains arising during period	2,173	2,423	6,415	20,630
Reclassification adjustments for net (gains) losses included in net income	(205)	31	(114)	(224)
Net losses on cash flow hedges:
Reclassification adjustment for interest expense included in net income	88	83	343	323

Total other comprehensive income (loss) before income taxes	2,076	2,737	23,815	(28,480)

Income tax benefit (expense) related to items of other comprehensive income (loss):
Unrecognized pension and postretirement benefit costs	(7)	(73)	(6,221)	16,775
Net unrealized losses on marketable securities	(360)	(491)	(1,226)	(4,082)
Losses on cash flow hedges	(33)	(30)	(126)	(117)

Total income tax benefit (expense)	(400)	(594)	(7,573)	12,576

Other comprehensive income (loss), net of tax	1,676	2,143	16,242	(15,904)

Comprehensive income	$8,451	$13,592	$112,171	$52,869

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$6,775	$11,449
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of electric plant in service	20,936	19,284
Amortization of nuclear fuel	9,243	6,985
Allowance for equity funds used during construction	(3,051)	(2,540)
Deferred income taxes, net	12,291	11,059
Other amortization and accretion	7,405	4,041
Other operating activities	(132)	(308)
Change in:
Accounts receivable	1,876	(3,678)
Inventories	(1,888)	953
Net overcollection (undercollection) of fuel revenues	(1,193)	(6,000)
Prepayments and other	(2,303)	411
Accounts payable	(6,569)	(15,360)
Taxes accrued	(8,263)	(2,737)
Interest accrued	1,075	2,325
Other current liabilities	47	925
Deferred charges and credits	(13,891)	(1,274)

Net cash provided by operating activities	22,358	25,535

Cash flows from investing activities:
Cash additions to utility property, plant and equipment	(45,388)	(47,145)
Cash additions to nuclear fuel	(14,228)	(15,739)
Capitalized interest and AFUDC:
Utility property, plant and equipment	(4,900)	(4,107)
Nuclear fuel	(1,256)	(228)
Allowance for equity funds used during construction	3,051	2,540
Decommissioning trust funds:
Purchases, including funding of $2.1 and $2.1 million, respectively	(17,466)	(22,354)
Sales and maturities	14,231	19,504
Other investing activities	47	(378)

Net cash used for investing activities	(65,909)	(67,907)

Cash flows from financing activities:
Repurchases of common stock	(16,675)	(4,089)
Financing obligations:
Proceeds	16,778	15,972
Payments	(8,531)	(4,858)
Other financing activities	(300)	(78)

Net cash provided by (used for) financing activities	(8,728)	6,947

Net decrease in cash and cash equivalents	(52,279)	(35,425)
Cash and cash equivalents at beginning of period	79,184	91,790

Cash and cash equivalents at end of period	$26,905	$56,365

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A. Principles of Preparation

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Annual Report of El Paso Electric Company on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”). Capitalized terms used in this report and not defined herein have the meaning ascribed for such terms in the 2010 Form 10-K. In the opinion of the Company’s management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at March 31, 2011 and December 31, 2010; the results of its operations and comprehensive operations for the three and twelve months ended March 31, 2011 and 2010; and its cash flows for the three months ended March 31, 2011 and 2010. The results of operations and comprehensive operations and the cash flows for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full calendar year.

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

Revenues. Revenues related to the sale of electricity are generally recorded when service is rendered or electricity is delivered to customers. The billing of electricity sales to retail customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. Unbilled revenues are estimated based on monthly generation volumes and by applying an average revenue/kWh to the number of estimated kWhs delivered but not billed. Accounts receivable include accrued unbilled revenues of $12.7 million and $16.6 million at March 31, 2011 and December 31, 2010, respectively. The Company presents revenues net of sales taxes in its consolidated statements of operations.

Extraordinary Item. As a regulated electric utility, the Company prepares its financial statements in accordance with the FASB guidance for regulated operations. FASB guidance for regulated operations requires the Company to show certain items as assets or liabilities on its balance sheet when the regulator provides assurance that these items will be charged to and collected from its customers or refunded to its customers. In the final order for PUCT Docket No. 37690, the Company was allowed to include the previously expensed loss on reacquired debt associated with the refinancing of first mortgage bonds in 2005 in its calculation of the weighted cost of debt to be recovered from its customers. The Company recorded the impacts of the re-application of FASB guidance for regulated operations to its Texas jurisdiction in 2006 as an extraordinary item. In order to establish this regulatory asset, the Company recorded an extraordinary gain of $10.3 million, net of income tax expense of

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

$5.8 million, in its statements of operations for the quarter ended September 30, 2010. This item was recorded as a regulatory asset at September 30, 2010 pursuant to the final order received from the PUCT and will be amortized over the remaining life of the Company’s 6% Senior Notes due in 2035.

New accounting standards. In January 2010, the FASB issued new guidance to improve disclosure requirements related to fair value measurements and disclosures. The new requirements include (i) disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers; and (ii) disclosure in the reconciliation for Level 3 fair value measurements of information about purchases, sales, issuances, and settlements on a gross basis. The new guidance also clarifies existing disclosures and requires (i) an entity to provide fair value measurement disclosures for each class of assets and liabilities and (ii) disclosures about inputs and valuation techniques. The provisions of this new guidance were adopted in the first quarter of 2010 except for the reconciliation for the Level 3 fair value measurements on a gross basis which was adopted during the first quarter of 2011. During the three and twelve months ended March 31, 2011, the Company had no purchases, sales, issuances or settlements in the Level 3 category. This guidance requires additional disclosure on fair value measurements but does not impact the Company’s consolidated financial statements.

Supplemental Cash Flow Disclosures (in thousands)

	Three Months Ended March 31,
	2011	2010
Cash paid for:
Interest on long-term debt and financing obligations	$9,763	$9,610
Income taxes paid (refund)	(5,586)	1,133
Non-cash financing activities:
Grants of restricted shares of common stock	1,989	779
Issuance of performance shares	565	662
Acquisition of treasury stock for options exercised	500	0

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

On July 30, 2010, the PUCT approved a settlement in the 2009 Texas retail rate case in PUCT Docket No. 37690. The settlement called for an annual non-fuel base rate increase of $17.15 million effective for usage beginning July 1, 2010. This increase was partially offset by the provision that, consistent with a prior rate agreement, effective July 1, 2010, the Company shares 90% of off-system sales margins with customers and retains 10% of such margins. Previously, the Company retained 75% of off-system sales margins. Interim rates went into effect July 1, 2010 pending final approval by the PUCT. All additions to electric plant in service since June 30, 1993 through June 30, 2009 were deemed to be reasonable and necessary with the exception of one small addition. The Company’s new customer information system completed in April 2010 was also included in base rates with a ten-year amortization. The settlement provides for the reconciliation of fuel costs incurred through June 30, 2009 except for the recovery of final Four Corners’ coal mine reclamation costs. The fuel reconciliation (Docket No. 38361, discussed below) was bifurcated from the rate case to allow for litigation of the final coal mine reclamation costs. The PUCT also approved the use of a formula-based fuel factor which provides for more timely recovery of fuel costs. The PUCT approved a $19.7 million or 11% reduction in the Company’s fixed fuel factor as the initial rate under the approved fuel factor formula. The PUCT also approved an energy efficiency cost-recovery factor that includes the recovery of deferred energy efficiency costs over a three-year period.

Fuel Reconciliation Case (Severed from 2009 Rate Case). Pursuant to the stipulation in Docket No. 37690, a fuel reconciliation component of the rate case was severed and a separate docket, PUCT Docket No. 38361, was established to address one fuel reconciliation issue not settled by the parties. That single issue was a determination of the proper amount of the Four Corners’ coal mine final reclamation costs to be recovered from the Company’s Texas retail customers. The hearing on the merits of the case was held on August 11, 2010. On November 23, 2010 the Administrative Law Judge (the “ALJ”) issued the Proposal for Decision which approved the Company’s request. The PUCT issued a final order approving the Proposal for Decision on January 27, 2011.

Fuel and Purchased Power Costs. The Company’s actual fuel costs, including purchased power energy costs, are recoverable from its customers. The PUCT has adopted a fuel cost recovery rule (“Texas Fuel Rule”) that allows the Company to seek periodic adjustments to its fixed fuel factor. The Company received approval on July 30, 2010 in PUCT Docket No. 37690 (discussed above), to implement a formula to determine its fuel factor. The Company can seek to revise its fixed fuel factor

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

based upon the approved formula at least four months after its last revision except in the month of December. The Texas Fuel Rule requires the Company to request to refund fuel costs in any month when the over-recovery balance exceeds a threshold material amount and it expects fuel costs to continue to be materially over-recovered. The Texas Fuel Rule also permits the Company to seek to surcharge fuel under-recoveries in any month the balance exceeds a threshold material amount and it expects fuel cost recovery to continue to be materially under-recovered. Fuel over and under-recoveries are considered material when they exceed 4% of the previous twelve months’ fuel costs. All such fuel revenue and expense activities are subject to periodic final review by the PUCT in fuel reconciliation proceedings.

On December 17, 2009, the Company filed a petition with the PUCT in Docket No. 37788 to refund $11.8 million in fuel cost over-recoveries, including interest, for the period September through November 2009. On January 20, 2010, a stipulation was filed that resolved all of the issues in this proceeding. The stipulation provided for the Company to implement a fuel refund for the net over-recovery of $11.8 million, including interest, in the month of February 2010. On January 21, 2010, the ALJ assigned to the docket issued an order approving the implementation of interim rates to allow the requested refund to be made. The PUCT issued a final order on February 11, 2010 approving the stipulation.

On May 12, 2010, the Company filed a petition with the PUCT which was assigned Docket No. 38253 to refund $10.5 million in fuel cost over-recoveries, including interest, for the period December 2009 through March 2010. On June 14, 2010, the Company and all other parties filed a stipulation that resolved all of the issues in this case. In the stipulation, the Company and the other parties agreed to increase the refund by $0.6 million to remove costs for the purchase of renewable energy credits from the Company’s fuel cost, and as a result of that adjustment and the associated recalculation of interest, the total refund was $11.1 million. On June 16, 2010, the ALJ assigned to the docket issued an order approving the implementation of interim rates to allow the requested refund to be made in July and August 2010. The PUCT issued a final order on July 15, 2010 approving the stipulation.

On October 20, 2010, the Company filed a petition with the PUCT which was assigned Docket No. 38802 to refund $12.8 million in fuel cost over-recoveries, including interest, for the period April 2010 through September 2010. In its filing, the Company requested the refund be made to customers in the single billing month of December 2010. On November 22, 2010, a stipulation was filed that resolved all issues in this case and requested that an order be issued that would allow the interim refund in December 2010 consistent with the Company’s filing. The ALJ issued an order approving the implementation of interim rates to allow the requested refund to be made in December. On December 16, 2010, the PUCT issued a final order approving the stipulation.

On November 23, 2010, the Company filed a petition with the PUCT which was assigned Docket No. 38895 to revise its fixed fuel factor pursuant to the fuel factor formula authorized in PUCT Docket No. 37690 for determining the Company’s fuel factor. The Company’s request was to decrease its fixed fuel factor by 14.7%. On December 2, 2010, the State Office of Administrative Hearings (“SOAH”) ALJ issued Order No. 1, establishing interim rates as requested, as well as a deadline of

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 3, 2010, for the purpose of requesting a hearing, and absent such a request, implementation of the revised fuel factor would become final by its own terms and without further PUCT order. No request was received; therefore, the revised fuel factor became final. On January 6, 2011, the SOAH ALJ dismissed the proceeding from the SOAH docket, the case was dismissed from the PUCT’s docket on that same date, and the case was closed.

On February 18, 2011, the Company filed a petition with the PUCT which was assigned Docket No. 39159 to refund $11.8 million in fuel cost over-recoveries, including interest, for the period October 2010 through December 2010. In its filing, the Company requested the refund be made to customers in the single billing month of April 2011. On March 25, 2011, the ALJ approved the implementation of the interim fuel refund in April 2011. The PUCT approved the fuel refund on April 29, 2011.

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

Application for a Certificate of Convenience and Necessity (“CCN”) for Rio Grande Unit 9. On September 30, 2010, the Company filed a petition seeking a CCN to construct an 87 MW natural gas-fired combustion turbine unit at the Company’s existing Rio Grande Generating Station in the City of Sunland Park in southeast New Mexico. This case was assigned PUCT Docket No. 38717. A unanimous settlement to approve the CCN was filed on March 2, 2011 and a final order granting the CCN was approved on April 8, 2011.

Project to Investigate Early February 2011 Outages and Curtailments. On February 8, 2011, the PUCT opened Project No. 39134, Investigation into Power Outages in El Paso Electric’s Service Territory. In this project, the PUCT is investigating the Company’s power plant outages and customer curtailments that occurred February 2-4, 2011, as a result of the extreme cold weather in the El Paso area. There was no accompanying PUCT order for the opening of this project. The PUCT Staff has conducted discovery in the investigation. On February 14, 2011, the Company also filed a report on this weather event.

On February 15, 2011, the City Council of El Paso adopted a motion that when the results of hearings and investigations concerning the extreme cold weather event are concluded, the Mayor will call for Special City Council meetings or public hearings, on utility issue topics, at a time accessible to the public, inviting the public and the utility representatives to review the findings.

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

2010 Renewable Procurement Plan Pursuant to the Renewable Energy Act. On July 1, 2010, the Company filed its Application for Approval of its 2010 Renewable Procurement Plan, which was assigned NMPRC Case No. 10-00200-UT. The filing included renewable resources intended to meet the Company’s Renewable Portfolio Standard (“RPS”) requirements in 2011 and future years. The 2010 Renewable Procurement Plan included a number of projects to meet the Company’s RPS requirements, including three purchased power agreements for solar energy. In addition, the Company requested a variance from the solar diversity requirements in 2011 to be made up in later years from the new purchased power agreements for solar energy. Hearings were held on October 21, 2010. A final order was issued on December 16, 2010 that approved the Company’s 2010 Renewable Procurement plan, including granting the requested variance from the solar diversity requirements in 2011. However, the NMPRC maintained the 2010 rates and contract terms for energy produced by customer-owned renewable distributed generation facilities.

Application for Approval to Recover Regulatory Disincentives and Incentives. On August 31, 2010, the Company filed an application for approval of its proposed rate design methodology to recover regulatory disincentives and incentives associated with the Company’s energy efficiency and load management programs in New Mexico. On March 18, 2011, the Company entered into an uncontested stipulation which would provide for a rate per kWh of energy efficiency savings that would be

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

recovered through the efficient use of energy rider. A hearing on the uncontested stipulation was held on April 26, 2011 and a final order is expected before July 2011.

Application for a CCN for Rio Grande Unit 9. On September 30, 2010, the Company filed a petition seeking a CCN to construct an 87 MW natural gas-fired combustion turbine unit at the Company’s existing Rio Grande Generating Station in the City of Sunland Park in southeast New Mexico. This case was assigned NMPRC Case No. 10-00301-UT. On March 4, 2011, NMPRC Staff filed testimony in support of the Company’s application and no party filed testimony or a position statement opposing the application. On April 13, 2011 an unopposed stipulation was filed in this case seeking approval of a CCN for the Company to construct, own and operate the 87 MW generating unit. A public hearing on this matter is scheduled for May 18, 2011 before the NMPRC.

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

The FERC also ordered that the Company refund to TEP all sums with interest that TEP had paid it for transmission under the applicable transmission service agreements since February 2006 for

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

service relating to the LEF. On December 3, 2008, the Company refunded $9.7 million to TEP. The Company had established a reserve for the rate refund of approximately $7.2 million as of September 30, 2008, resulting in a pre-tax charge to earnings of approximately $2.5 million in 2008. The Company also paid TEP interest on the refunded balance of approximately $0.9 million, which was also charged to earnings in 2008. The Company filed a request for rehearing of the FERC’s decision on December 15, 2008, seeking reversal of the order on the merits and a return of any refunds made in the interim, as well as compensation for all service that the Company may provide to TEP from the LEF over the Company’s transmission system on a going forward basis. On July 7, 2010, the FERC denied the Company’s request for rehearing. On July 23, 2010, the Company filed a petition for review in the United States Court of Appeals for the District of Columbia Circuit (the “Court of Appeals”) and on August 18, 2010, TEP filed a motion to intervene in the proceeding. On January 14, 2011, the Company and TEP filed a joint consent motion, asking the Court to hold the proceedings in abeyance while the parties engaged in settlement discussions. The Court granted the motion on January 19, 2011.

On April 26, 2011, TEP and the Company entered into a proposed settlement (subject to FERC approval) to resolve this dispute. The proposed settlement would reduce TEP’s transmission rights under the Transmission Agreement from 200 MW to 170 MW and would require TEP to pay the Company a lump sum of $5 million, equivalent to the amount TEP would have paid the Company for 30 MW of transmission from February 1, 2006 through the settlement date, plus interest. Additionally, TEP and the Company will enter into two new firm transmission capacity agreements at applicable tariff rates for a total of 40 MW. The settlement agreement will be filed with the FERC and will become effective after (i) the FERC issues a final non-appealable order approving the settlement, and (ii) the FERC issues a final non-appealable order approving a settlement between the Company and Macho Springs Power I, LLC regarding the reimbursement of certain network upgrade costs associated with the interconnection of a wind generating facility to the Company’s transmission system. The Company will withdraw its appeal before the Court of Appeals when the settlement agreement becomes effective.

Under the terms of the proposed settlement, the Company would record approximately $4.3 million in transmission revenues for the period February 1, 2006 through March 31, 2011, and $0.7 million in interest income. The Company would share with its customers 25% of the transmission revenues earned before July 1, 2010, or approximately $0.7 million, through a credit to Texas fuel recoveries. The Company estimates that the proposed settlement will add approximately $0.6 million to its transmission revenues for the remaining nine months of 2011. If the settlement agreement does not become effective and if the Company is unsuccessful in its petition for review at the Court of Appeals, the Company will lose the opportunity to receive compensation from TEP for the disputed transmission service.

In an ancillary proceeding, TEP filed a lawsuit in the United States District Court for the District of Arizona in December 2008, seeking reimbursement for amounts TEP paid a third party transmission provider for purchases of transmission capacity between April 2006 and May 2007, allegedly totaling approximately $1.5 million, plus accrued interest. TEP alleges that the Company was obligated to provide TEP with that transmission capacity without charge under the Transmission Agreement. In September 2009, the Court granted a stay in this suit pending a resolution of the underlying FERC proceeding and any appeal thereof. If the settlement agreement described in the preceding paragraph becomes effective, TEP has agreed to withdraw this complaint.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Inquiry into Early February 2011 Outages and Curtailments. On February 14, 2011, FERC directed its staff to initiate an inquiry into power plant outages and customer curtailments by power generators and gas suppliers in the Southwestern United States, including the Company, in early February 2011, as a result of the extreme cold weather. The inquiry has been assigned Docket No. AD11-9-000. FERC specifically stated that its inquiry is not an enforcement investigation. The agency encouraged its staff to identify the causes of the outages and to determine appropriate responses to prevent such outages in the future. There has been no staff report posted in the docket, and FERC has not taken any additional action on the matter.

C. Palo Verde

License Extension. On April 21, 2011, the Company, along with the other Palo Verde Participants, was notified that the NRC had renewed the operating licenses for all three units at Palo Verde. The renewed licenses for the nuclear power plants will now expire on June 1, 2045 for Unit 1, April 24, 2046 for Unit 2, and November 25, 2047 for Unit 3.

Oversight of the Nuclear Energy Industry in the Wake of the Earthquake and Tsunami in Japan. On March 11, 2011, a 9.0 magnitude earthquake occurred off the north-eastern coast of Japan. The earthquake produced a tsunami that caused significant damage to the Fukushima Daiichi Nuclear Power Station in Japan. Preliminary data available from the Fukushima Daiichi plant operator and Japanese government have each indicated that the earthquake and tsunami were beyond the plant’s required licensing and design parameters. Validation of that data will continue as more information becomes available.

The Nuclear Energy Institute (“NEI”) and the Institute of Nuclear Power Operations (“INPO”) are working closely to analyze the situation in Japan and develop action plans for U.S. nuclear power plants. APS, which operates Palo Verde, is actively engaged with NEI and INPO in these efforts. Additionally, the NRC is performing its own independent review of the events at Fukushima Daiichi. On March 23, 2011, the NRC Commissioners voted to launch a two-pronged review of U.S. nuclear power plant safety. The NRC announced that it supports the establishment of an agency task force that will conduct both a short- and long-term analysis of the lessons that can be learned from the situation in Japan. The NRC expects the task force to begin its long-term evaluations within 90 days and anticipates that a report with any recommended actions will be available within six months after the evaluations begin.

D. Common Stock

Repurchase Program. Since the inception of the stock repurchase program in 1999, the Company has repurchased approximately 23.2 million shares of common stock at an aggregate cost of $353.8 million, including commissions. During the first quarter of 2011, the Company repurchased 586,911 shares of common stock in the open market at an aggregate cost of $16.7 million under the Company’s 2010 Plan. On March 21, 2011, the Board of Directors authorized an additional repurchase

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

of up to 2.5 million shares of the Company’s outstanding common stock (the “2011 Plan”). As of March 31, 2011, 2,589,360 shares remain available for repurchase under the Company’s authorized programs. The Company may in the future make purchases of its common stock pursuant to its authorized programs in open market transactions at prevailing prices and may engage in private transactions, where appropriate. The repurchased shares will be available for issuance under employee benefit and stock incentive plans, or may be retired.

Dividend Policy. On April 28, 2011 the Board of Directors declared a quarterly cash dividend of $0.22 per share payable on June 30, 2011 to shareholders of record on June 15, 2011. This is the first quarterly cash dividend declared by the Company since 1991.

Basic and Diluted Earnings Per Share. The basic and diluted earnings per share are presented below:

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2011	2010	2011	2010
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	42,308,097	43,738,947	42,776,922	44,273,168
Dilutive effect of unvested performance awards	169,426	72,343	126,051	45,961
Dilutive effect of stock options	45,762	52,512	61,217	47,804

Diluted number of common shares outstanding	42,523,285	43,863,802	42,964,190	44,366,933

Basic net income per common share:
Net income	$6,775	$11,449	$95,929	$68,773
Income allocated to participating restricted stock	(28)	(44)	(391)	(255)

Net income available to common shareholders	$6,747	$11,405	$95,538	$68,518

Diluted net income per common share:
Net income	$6,775	$11,449	$95,929	$68,773
Income reallocated to participating restricted stock	(28)	(44)	(390)	(255)

Net income available to common shareholders	$6,747	$11,405	$95,539	$68,518

Basic net income per common share	$0.16	$0.26	$2.23	$1.55

Diluted net income per common share	$0.16	$0.26	$2.22	$1.54

The calculation of the diluted number of common shares outstanding for the three months ended March 31, 2011 and 2010, excludes 94,076 and 79,990 shares, respectively, of restricted stock awards because their effect was antidilutive. The calculation of the diluted number of common shares outstanding for the twelve months ended March 31, 2011 and 2010, excludes 78,792 and 66,534 shares, respectively, of restricted stock awards because their effect was antidilutive.

No performance shares were excluded from the computation of diluted earnings per share for the three months ended March 31, 2011 and 2010. Performance shares of 24,225 and 87,382 were excluded from the computation of diluted earnings per share for the twelve months ended March 31, 2011 and 2010,

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

respectively, as no payouts would be required based upon current performance. These amounts assume a 100% performance level payout.

No stock options were excluded from the computation of diluted earnings per share for the three and twelve months ended March 31, 2011 and 2010.

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

For the three months ended March 31, 2011 and 2010, the Company’s consolidated effective tax rate was 22.8% and 51.2%, respectively. For the twelve months ended March 31, 2011 and 2010 the Company’s consolidated effective tax rate was 32.8% and 36.7%, respectively. The Company’s consolidated effective tax rate for the three and twelve months ended March 31, 2011 differs from the federal statutory tax rate of 35% primarily due to the allowance for equity funds used during construction (“AEFUDC”) and state income taxes. AEFUDC in the first quarter of 2011 as compared to 2010 was larger due to larger balances of construction work in progress which accrues AEFUDC. In March 2010, the Patient Protection and Affordable Care Act (“PPACA”) was signed into law which contained a provision that the cost of providing certain prescription drug coverage will be reduced by the amount of the Medicare Part D subsidies received. The Company was required to recognize the impacts of the tax law change at the time of enactment. The Company’s consolidated effective tax rate without the effect of the enactment of the PPACA for the three and twelve months ended March 31, 2010, was 30.7% and 32.3%, respectively. The Company’s 2010 effective tax rates without the effect of the enactment of the PPACA differ from the federal statutory tax rate of 35% primarily due to state income taxes, AEFUDC, the tax rate on qualified decommissioning trust investment, and various permanent tax differences.

F. Commitments, Contingencies and Uncertainties

For a full discussion of commitments and contingencies, see Note J of Notes to Consolidated Financial Statements in the 2010 Form l0-K. In addition, see Note B above and Notes B and D of Notes to Consolidated Financial Statements in the 2010 Form 10-K regarding matters related to wholesale power sales contracts and transmission contracts subject to regulation and Palo Verde, including decommissioning, spent fuel storage, disposal of low-level radioactive waste, and liability and insurance matters.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Power Purchase and Sale Contracts

To supplement its own generation and operating reserves, the Company engages in firm power purchase arrangements which may vary in duration and amount based on evaluation of the Company’s resource needs and the economics of the transactions. For a full discussion of power purchase and sale contracts that the Company has entered into with various counterparties, see Note J of Notes to Consolidated Financial Statements in the 2010 Form 10-K.

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

Clean Air Interstate Rule. The U.S. Environmental Protection Agency’s (“EPA”) Clean Air Interstate Rule (“CAIR”) as applied to the Company, involves requirements to limit emissions of NOx from the Company’s power plants in Texas and/or purchase allowances representing other parties’ emissions reductions starting in 2009. Although the U.S. Court of Appeals for the District of Columbia voided CAIR in 2008, the Company must comply with CAIR until the EPA rewrites the rule as required by the Court’s final opinion. The 2010 reconciliation to comply with CAIR was filed before the March 2011 deadline and the Company purchased and expensed $0.3 million of allowances during 2010 to meet its estimated requirement.

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

EPA has also proposed and finalized other rulemakings on GHG emissions that affect electric utilities. Under EPA regulations finalized in May 2010 (referred to as the “Tailoring Rule”), the EPA began regulating GHG emissions from certain stationary sources in January 2011. The regulations are being implemented pursuant to two CAA programs: the Title V Operating Permit program and the program requiring a permit if undergoing construction or major modifications (referred to as the “PSD” program). Obligations relating to Title V permits will include recordkeeping and monitoring requirements. With respect to PSD permits, projects that cause a significant increase in GHG emissions (currently defined to be more than 75,000 tons or more per year or 100,000 tons or more per year, depending on various factors), will be required to implement “best available control technology”, or “BACT”. The EPA has issued guidance on what BACT entails for the control of GHGs and individual states are now required to determine what controls are required for facilities within their jurisdiction on a case-by-case basis. The ultimate impact of these new regulations on the Company’s operations cannot be determined at this time, but the cost of compliance with new regulations could be material. Also, on December 23, 2010, EPA announced a settlement agreement with states and environmental groups regarding setting new source performance standards for GHG emissions from new and existing coal-, gas- and oil-based power plants. Pursuant to this agreement, EPA will propose standards for both new

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

or modified boilers and for existing facilities in August 2011, and finalize those standards by May 26, 2012. The impact of these rules on the Company is unknown at this time, but they could result in material costs.

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

Contamination Matters. The Company has a provision for environmental remediation obligations of approximately $0.4 million at March 31, 2011, related to compliance with federal and state environmental standards. However, unforeseen expenses associated with environmental

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

compliance or remediation may occur and could have a material adverse effect on the future operations and financial condition of the Company.

The Company incurred the following expenditures during the three and twelve months ended March 31, 2011 and 2010 to comply with federal environmental statutes (in thousands):

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2011	2010	2011	2010
Clean Air Act	$58	$217	$456	$677
Clean Water Act	56	34	200	572

The EPA has investigated releases or potential releases of hazardous substances, pollutants or contaminants at the Gila River Boundary Site, on the Gila River Indian Community reservation in Arizona and designated it as a Superfund site. The Company currently owns 16.29% of the site and will share in the cost of cleanup of this site. The Company has a tentative agreement with the EPA and a former property owner to resolve this matter and in 2011, the Company is expected to enter into a consent decree with the EPA at a cost to the Company of less than $0.1 million (which amount is included in the $0.4 million accrued at March 31, 2011).

Environmental Litigation and Investigations. On April 6, 2009, APS received a request from the EPA under Section 114 of the CAA seeking detailed information regarding projects and operations at Four Corners. APS has responded to this request. The Company is unable to predict the timing or content of EPA’s response or any resulting actions.

On February 16, 2010, a group of environmental organizations filed a petition with the United States Departments of Interior and Agriculture requesting that the agencies certify to the EPA that emissions from Four Corners are causing “reasonably attributable visibility impairment” under the CAA. If the agencies certify impairment, the EPA is required to evaluate and, if necessary, determine “best available retrofit technology (“BART”) for Four Corners. On January 19, 2011, a similar group of environmental organizations filed a lawsuit against the Departments of Interior and Agriculture, alleging, among other things, that the agencies failed to act on the February 2010 petition “without unreasonable delay” and requesting the court to order the agencies to act on the petition within 30 days. The Company cannot predict the outcome of the petition or whether any resulting actions could have an adverse effect on its capital or operating costs.

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

See Note B and Note F for discussion of the effects of government legislation and regulation on the Company.

H. Employee Benefits

Retirement Plans

The net periodic benefit cost recognized for the three and twelve months ended March 31, 2011 and 2010 is made up of the components listed below as determined using the projected unit credit actuarial cost method (in thousands):

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2011	2010	2011	2010
Components of net periodic benefit cost:
Service cost	$1,743	$1,500	$6,307	$5,634
Interest cost	3,495	3,425	13,699	13,333
Amendments	0	0	838	0
Expected return on plan assets	(3,533)	(3,500)	(13,900)	(15,064)
Amortization of:
Net loss	1,583	900	4,232	2,125
Prior service cost	27	25	117	115

Net periodic benefit cost	$3,315	$2,350	$11,293	$6,143

During the three months ended March 31, 2011, the Company contributed $12.5 million of its projected $13.9 million 2011 annual contribution to its retirement plans.

Other Postretirement Benefits

The net periodic benefit cost recognized for the three and twelve months ended March 31, 2011 and 2010 is made up of the components listed below (in thousands):

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2011	2010	2011	2010
Components of net periodic benefit cost:
Service cost	$738	$925	$3,371	$3,395
Interest cost	1,290	1,725	6,229	6,567
Expected return on plan assets	(458)	(375)	(1,612)	(1,499)
Amortization of:
Prior service benefit	(1,482)	(725)	(3,626)	(2,869)
Net gain	(108)	0	(283)	0

Net periodic benefit cost	$(20)	$1,550	$4,079	$5,594

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the three months ended March 31, 2011, the Company contributed $2.2 million to fund its entire annual contribution to its postretirement plan for 2011.

I. Financial Instruments and Investments

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

Long-Term Debt and Financing Obligations. The fair values of the Company’s long-term debt and financing obligations, including the current portion thereof, are based on estimated market prices for similar issues and are presented below (in thousands):

	March 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Pollution Control Bonds	$193,135	$191,445	$193,135	$192,924
Senior Notes	546,623	581,129	546,610	574,700
Nuclear Fuel Financing (1):
RGRT Senior Notes	110,000	110,900	110,000	110,371
RCF	12,951	12,951	4,704	4,704

Total	$862,709	$896,425	$854,449	$882,699

(1)	Nuclear fuel financing as of March 31, 2011 is funded through the $110 million RGRT Senior Notes and the RCF. The interest rate on the Company’s nuclear fuel financing through the RCF is reset every quarter to reflect current market rates. Consequently, the carrying value approximates fair value.

Marketable Securities. The Company’s marketable securities, included in decommissioning trust funds in the balance sheets, are reported at fair value which was $159.3 million and $153.9 million at March 31, 2011 and December 31, 2010, respectively. These securities are classified as available for sale under FASB guidance for certain investments in debt and equity securities and are valued using prices and other relevant information generated by market transactions involving identical or comparable securities. The reported fair values include gross unrealized losses on marketable securities whose impairment the Company has deemed to be temporary. The tables below present the gross unrealized losses and the fair value of these securities, aggregated by investment category and length of

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

time that individual securities have been in a continuous unrealized loss position, at March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities (1):
Federal Agency Mortgage Backed Securities	$4,864	$(76)	$436	$(32)	$5,300	$(108)
U.S. Government Bonds	12,779	(213)	0	0	12,779	(213)
Municipal Obligations	12,653	(340)	5,440	(219)	18,093	(559)
Corporate Obligations	1,381	(21)	0	0	1,381	(21)

Total debt securities	31,677	(650)	5,876	(251)	37,553	(901)
Common stock	9,719	(1,074)	1,191	(288)	10,910	(1,362)

Total temporarily impaired securities	$41,396	$(1,724)	$7,067	$(539)	$48,463	$(2,263)

(1)	Includes approximately 108 securities.

	December 31, 2010
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities (2):
Federal Agency Mortgage Backed Securities	$2,290	$(51)	$441	$(27)	$2,731	$(78)
U.S. Government Bonds	9,583	(124)	0	0	9,583	(124)
Municipal Obligations	13,145	(278)	3,763	(145)	16,908	(423)
Corporate Obligations	1,855	(18)	0	0	1,855	(18)

Total debt securities	26,873	(471)	4,204	(172)	31,077	(643)
Common stock	6,943	(774)	4,303	(420)	11,246	(1,194)

Total temporarily impaired securities	$33,816	$(1,245)	$8,507	$(592)	$42,323	$(1,837)

(2)	Includes approximately 96 securities.

The Company monitors the length of time the security trades below its cost basis along with the amount and percentage of the unrealized loss in determining if a decline in fair value of marketable securities below original cost is considered to be other than temporary. In addition, the Company will research the future prospects of individual securities as necessary. As a result of these factors, as well as the Company’s intent and ability to hold these securities until their market price recovers, these securities are considered temporarily impaired. The Company will not have a requirement to expend monies held in trust before 2044 or a later period when the Company begins to decommission Palo Verde.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The reported fair values also include gross unrealized gains on marketable securities which have not been recognized in the Company’s net income. The table below presents the unrecognized gross unrealized gains and the fair value of these securities, aggregated by investment category (in thousands):

	March 31, 2011		December 31, 2010
	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains
Description of Securities:
Federal Agency Mortgage Backed Securities	$16,770	$685	$18,472	$793
U.S. Government Bonds	6,193	98	10,450	183
Municipal Obligations	15,005	583	15,633	592
Corporate Obligations	8,361	332	7,223	362

Total debt securities	46,329	1,698	51,778	1,930

Common stock	60,493	16,768	56,770	14,142
Temporary investments	4,001	0	3,007	0

Total	$110,823	$18,466	$111,555	$16,072

The Company’s marketable securities include investments in municipal, corporate and federal debt obligations. Substantially all of the Company’s mortgage backed securities, based on contractual maturity, are due in 10 years or more. The mortgage backed securities have an estimated weighted average maturity which generally range from 3 to 7 years and reflects anticipated future prepayments. The contractual year for maturity for all other available-for-sale securities as of March 31, 2011 is as follows (in thousands):

	Total	2011	2012 through 2015	2016 through 2020	2021 and Beyond
Municipal Debt Obligations	$33,098	$2,292	$11,281	$11,721	$7,804
Corporate Debt Obligations	9,742	0	4,479	3,305	1,958
U.S. Government Bonds	18,972	2,105	7,788	5,887	3,192

The Company recognizes impairment losses on certain of its securities deemed to be other than temporary. In accordance with FASB guidance, these impairment losses are recognized in net income and a lower cost basis is established for these securities. For the three and twelve months ended March 31, 2011 and 2010 the Company recognized other than temporary impairment losses on its available-for-sale securities as follows (in thousands):

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2011	2010	2011	2010
Gross unrealized holding losses included in pre-tax income	$0	$0	$(263)	$(3,092)

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s marketable securities in its decommissioning trust funds are sold from time to time and the Company uses the specific identification basis to determine the amount to reclassify out of accumulated other comprehensive income and into net income. The proceeds from the sale of these securities and the related effects on pre-tax income are as follows (in thousands):

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2011	2010	2011	2010
Proceeds from sales of available-for-sale securities	$14,231	$19,504	$56,383	$87,023

Gross realized gains included in pre-tax income	$264	$397	$897	$3,809
Gross realized losses included in pre-tax income	(59)	(428)	(520)	(493)
Gross unrealized losses included in pre-tax income	0	0	(263)	(3,092)

Net gains (losses) in pre-tax income	$205	$(31)	$114	$224

Net unrealized holding gains included in accumulated other comprehensive income	$2,173	$2,423	$6,415	$20,630
Net gains (losses) reclassified out of other accumulated comprehensive income	(205)	31	(114)	(224)

Net gains (losses) in other comprehensive income	$1,968	$2,454	$6,301	$20,406

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

The fair value of the Company’s decommissioning trust funds and investments in debt securities, at March 31, 2011 and December 31, 2010, and the level within the three levels of the fair value hierarchy defined by FASB guidance are presented in the table below (in thousands):

Description of Securities	Fair Value as of March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading Securities:
Investments in Debt Securities	$2,837	$0	$0	$2,837

Available for sale:
U.S. Government Bonds	$18,972	$18,972	$0	$0
Federal Agency Mortgage Backed Securities	22,070	0	22,070	0
Municipal Bonds	33,098	0	33,098	0
Corporate Asset Backed Obligations	9,742	0	9,742	0

Subtotal, Debt Securities	83,882	18,972	64,910	0

Common Stock	71,403	71,403	0	0
Cash and Cash Equivalents	4,001	4,001	0	0

Total available for sale	$159,286	$94,376	$64,910	$0

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Description of Securities	Fair Value as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading Securities:
Investments in Debt Securities	$2,909	$0	$0	$2,909

Available for sale:
U.S. Government Bonds	$20,033	$20,033	$0	$0
Federal Agency Mortgage Backed Securities	21,204	0	21,204	0
Municipal Bonds	32,541	0	32,541	0
Corporate Asset Backed Obligations	9,077	0	9,077	0

Subtotal, Debt Securities	82,855	20,033	62,822	0

Common Stock	68,016	68,016	0	0
Cash and Cash Equivalents	3,007	3,007	0	0

Total available for sale	$153,878	$91,056	$62,822	$0

There were no transfers in and out of Level 1 and Level 2 fair value measurements categories during the three and twelve month periods ending March 31, 2011 and 2010. There were no purchases, sales, issuances, and settlements related to the assets in the Level 3 fair value measurement category during the three and twelve month periods ending March 31, 2011 and 2010.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

El Paso Electric Company:

We have reviewed the consolidated balance sheet of El Paso Electric Company and subsidiary as of March 31, 2011, the related consolidated statements of operations and comprehensive operations for the three-month and twelve-month periods ended March 31, 2011 and 2010, and the related consolidated statements of cash flows for the three-month periods ended March 31, 2011 and 2010. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of El Paso Electric Company and subsidiary as of December 31, 2010, and the related consolidated statements of operations, comprehensive operations, changes in common stock equity, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2010, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Houston, Texas

May 6, 2011

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this Item 2 updates, and should be read in conjunction with, the information set forth in Part II, Item 7 of our 2010 Form 10-K.

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

•

ability of our operating partners to maintain plant operations and manage operation and maintenance costs at the Palo Verde and Four Corners plants, including costs to comply with any potential new or expanded regulatory requirements,

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

These lists are not all-inclusive because it is not possible to predict all factors. A discussion of some of these factors is included in this document under the heading “Risk Factors” and in the 2010 Form 10-K under the headings “Management’s Discussion and Analysis” “–Summary of Critical Accounting Policies and Estimates” and “–Liquidity and Capital Resources.” This report should be read in its entirety. No one section of this report deals with all aspects of the subject matter. Any forward-looking statement speaks only as of the date such statement was made, and we are not obligated to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made except as required by applicable laws or regulations.

Summary of Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented and actual results could differ in future periods from those estimates. Critical accounting policies and estimates are both important to the portrayal of our financial condition and results of operations and require complex, subjective judgments and are more fully described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Form 10-K.

Summary

The following is an overview of our results of operations for the three and twelve month periods ended March 31, 2011 and 2010. Income before extraordinary item for the three and twelve month periods ended March 31, 2011 and 2010 is shown below:

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2011	2010	2011	2010
Net income before extraordinary item (in thousands)	$6,775	$11,449	$85,643	$68,773
Basic earnings per share before extraordinary item	0.16	0.26	1.99	1.55

The following table and accompanying explanations show the primary factors affecting the after-tax change in income before extraordinary item between the 2011 and 2010 periods presented (in thousands):

	Three Months Ended	Twelve Months Ended
March 31, 2010 income before extraordinary item	$11,449	$68,773
Change in (net of estimated income tax):
Elimination of Medicare Part D tax benefit (a)	4,787	4,787
Decreased operations and maintenance expense at coal and gas-fired generating plants (b)	940	784
Increased AFUDC (c)	689	2,721
Increased (decreased) retail non-fuel base revenues (d)	(3,875)	24,401
Decreased off-system sales margins retained (e)	(2,800)	(5,607)
Increased administrative and general expense (f)	(1,113)	(5,180)
Increased depreciation and amortization (g)	(1,041)	(3,850)
Increased taxes other than income taxes (h)	(872)	(4,189)
Increased (decreased) deregulated Palo Verde Unit 3 revenues (i)	(719)	839
Increased customer accounts and service expense (j)	(697)	(3,038)
Decreased (increased) Palo Verde operations and maintenance expense (k)	(115)	3,060
Other	142	2,142

March 31, 2011 income before extraordinary item	$6,775	$85,643

(a)	Income tax expense was incurred in 2010 to recognize a change in tax law enacted in the Patient Protection and Affordable Care Act to eliminate the tax benefit related to the Medicare Part D subsidies with no comparable tax expense in 2011.
(b)	Operations and maintenance expense at coal and gas-fired generating plants decreased due to the timing of planned maintenance. In 2010, we had a major overhaul at Four Corners Unit 4 and a major inspection at Newman Unit 4. These decreases for the three and twelve months ended March 31, 2011 were partially offset by additional costs incurred in 2011 associated with equipment damaged during the coldest winter weather in nearly 50 years in February 2011. The decreases for the twelve months ended March 31, 2011 were also partially offset by a planned maintenance outage at Newman Unit 2.

(c)	AFUDC for the twelve months ended March 31, 2011 increased compared to the same period last year primarily due to higher balances of construction work in progress subject to AFUDC.
(d)	Non-fuel retail base revenues decreased for the three months ending March 31, 2011 compared to the same period last year primarily due to new lower winter non-fuel base rates in Texas. Non-fuel retail base revenues increased for the twelve months ending March 31, 2011 primarily due to new non-fuel base rates in New Mexico and Texas. The new rate structure in New Mexico, effective January 1, 2010, and in Texas, effective July 1, 2010, resulted in net increases in base rates during the peak summer season of May through October and net decreases in base rates during November through April. Non-fuel retail base revenues exclude fuel recovered through New Mexico base rates.
(e)	Off-system sales margins retained decreased for the three and twelve month periods ended March 31, 2011 compared to the same periods last year as a result of increased sharing of off-system sales margins with customers, lower average market prices for power, and a decline in MWh sales.
(f)	Administrative and general expenses increased for the three months ended March 31, 2011 compared to the same period last year primarily due to increased outside services. Administrative and general expenses increased for the twelve months ended March 31, 2011 compared to the same period last year primarily due to increased pension and benefits expenses, increased outside services, and increased regulatory expense to reflect amortization of rate case expenses for Texas and New Mexico.
(g)	Depreciation and amortization expense increased for the three and twelve months ended March 31, 2011 compared to the same period last year due to increased depreciable plant balances and higher depreciation rates effective in July 2010.
(h)	Taxes other than income taxes increased for the three and twelve months ended March 31, 2011 compared to the same periods last year primarily due to revenue-related taxes reflecting a higher tax rate in El Paso and increased property taxes.
(i)	Revenues from retail sales of deregulated Palo Verde Unit 3 power decreased primarily due to lower proxy prices for the three months ended March 31, 2011 when compared to the same period last year. For the twelve months ended March 31, 2011 compared to the same period last year, revenues from retail sales of deregulated Palo Verde Unit 3 power increased due to higher proxy prices and increased production at Palo Verde Unit 3 in the current period.
(j)	Customer accounts and service expense increased for the twelve months ended March 31, 2011 compared to the same period last year primarily due to increased uncollectible customer accounts and the transition to a new customer billing system.
(k)	Palo Verde operations and maintenance expenses decreased for the twelve months ended March 31, 2011 compared to the same period last year primarily due to decreased maintenance costs as the result of reduced costs for scheduled refueling outages.

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

Retail non-fuel base revenue percentages by customer class are presented below:

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2011	2010	2011	2010
Residential	43%	41%	41%	41%
Commercial and industrial, small	32	36	35	36
Commercial and industrial, large	9	8	8	7
Sales to public authorities	16	15	16	16

Total retail non-fuel base revenues	100%	100%	100%	100%

No retail customer accounted for more than 3% of our non-fuel base revenues during such periods. As shown in the table above, residential and small commercial customers comprise 75% or more of our revenues. While this customer base is more stable, it is also more sensitive to changes in weather conditions. The new rate structure in New Mexico and Texas increases base rates during the peak summer season of May through October while decreasing base rates during November through April for our residential and small commercial and industrial customers. As a result, our business is seasonal, with higher kWh sales and revenues during the summer cooling season.

Weather significantly impacts our residential, small commercial and industrial customers, and to a lesser extent, our sales to public authorities. For the quarter ended March 31, 2011, retail non-fuel base revenues were negatively impacted by milder winter weather when compared to the first quarter of 2010. Heating and cooling degree days can be used to evaluate the effect of weather on energy use. For each degree the average outdoor temperature varies from a standard of 65 degrees Fahrenheit a degree day is recorded. The table below shows heating and cooling degree days compared to a 10-year average.

	Three Months Ended March 31,		10-Year Average	Twelve Months Ended March 31,		10-Year Average*
	2011	2010		2011	2010
Heating degree days	1,265	1,396	1,224	2,142	2,510	2,280
Cooling degree days	41	9	22	2,770	2,740	2,562

*	Calendar year basis.

Customer growth is a key driver of the growth of retail sales. The average number of retail customers grew 1.4% and 1.6%, respectively, for the three and twelve months ended March 31, 2011 when compared to the same periods last year. See the tables presented on pages 36 and 37 which provide detail on the average number of retail customers and the related revenues and kWh sales.

Retail non-fuel base revenues. The new rate structure in New Mexico, effective January 1, 2010, and in Texas, effective July 1, 2010, resulted in net increases in base rates during the peak summer season of May through October and net decreases in base rates during November through April. This will cause our revenues to be more seasonal than in the past.

Retail non-fuel base revenues decreased by $6.2 million or 5.6% for the three months ended March 31, 2011 when compared to the same period last year primarily due to a $6.0 million decrease in revenues from small commercial and industrial customers due to new seasonal non-fuel base rates in Texas. Retail non-fuel base revenues received from large commercial and industrial customers decreased $0.4 million due to a 3.1% decrease in kWh sales. Retail non-fuel base revenues received from residential customers increased $0.1 million due to a 1.5% growth in the average number of customers served. This increase was partially offset by decreased kWh sales to residential customers of 2.7% due to milder winter weather in 2011 compared to the first quarter of 2010. During the first quarter of 2011, heating degree days were 9% below the same period in 2010 and 3% above the 10-year average. Revenues from public authorities increased $0.1 million due to a 2.9% increase in kWh sales.

Retail non-fuel base revenues for the twelve months ended March 31, 2011 increased by $38.7 million, or 7.9%, compared to the same period in 2010. The increase was due to new non-fuel base rates in New Mexico and Texas and a 2.7% increase in kWh sales to retail customers. KWh sales to residential customers increased 2.7% reflecting a 1.7% growth in the average number of customers served. KWh sales to public authorities increased 3.9% largely due to increased sales to military bases. KWh sales to small commercial and industrial customers increased 1.2% and kWh sales to large commercial and industrial customers increased 4.1% reflecting the improving local economic conditions.

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

In the first quarter of 2011, we under-recovered our fuel costs for all three jurisdictions by $1.0 million compared to a fuel over-recovery of $5.7 million in the first quarter of 2010. In January 2011, we implemented a reduced fixed fuel factor in Texas and in March 2011 we received approval to refund $11.8 million of fuel over-recoveries for the period October 2010 through December 2010 to our Texas customers in April 2011. During the first quarter of 2010, we refunded $11.8 million of fuel over-recoveries to Texas customers. Over-recoveries or under-recoveries in New Mexico and from our FERC customer are refunded through fuel adjustment clauses with a two month lag.

In the twelve-month period ended March 31, 2011 we over-collected fuel costs by $28.7 million compared to $48.9 million for the same time period in 2010. Refunds of $23.0 million were returned to our Texas customers in the twelve-months ended March 31, 2011 compared to refunds, net of fuel surcharges, of $24.6 million in the twelve months ended March 31, 2010.

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

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2011	2010	2011	2010
MWh sales	767,620	847,738	2,742,614	2,785,319
Sales revenues	$21,366	$38,703	$87,980	$116,150
Fuel cost	$20,263	$32,862	$80,917	$102,632
Total margin	$1,103	$5,841	$7,063	$13,518
Retained margin	$(61)	$4,382	$1,244	$10,142

Off-system sales decreased $17.3 million and $28.2 million for the three and twelve month periods ended March 31, 2011 when compared to the same periods last year as the result of lower average market prices for power and a decline in MWh sales. The Company shared 25% of off-system sales margins with customers and retained 75% of off-system sales margins through June 30, 2010 pursuant to rate agreements in prior years. Effective July 1, 2010, we share 90% of off-system sales margins with customers and retain 10% of off-system sales margins. Off-system sales margins were negatively impacted by power purchases required for system reliability during extremely cold weather in February 2011. As a result, retained margins decreased $4.4 million for the three months ended March 31, 2011 when compared to the same period last year. For the twelve months ended March 31, 2011, retained margins decreased $8.9 million when compared to the same period last year.

Comparisons of kWh sales and operating revenues are shown below (in thousands):

			Increase (Decrease)
Quarter Ended March 31:	2011	2010	Amount	Percent
kWh sales:
Retail:
Residential	541,282	556,280	(14,998)	(2.7)%
Commercial and industrial, small	478,521	484,282	(5,761)	(1.2)
Commercial and industrial, large	229,232	236,613	(7,381)	(3.1)
Sales to public authorities	334,969	325,557	9,412	2.9

Total retail sales	1,584,004	1,602,732	(18,728)	(1.2)

Wholesale:
Sales for resale	11,653	9,180	2,473	26.9
Off-system sales	767,620	847,738	(80,118)	(9.5)

Total wholesale sales	779,273	856,918	(77,645)	(9.1)

Total kWh sales	2,363,277	2,459,650	(96,373)	(3.9)

Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$44,977	$44,835	$142	0.3%
Commercial and industrial, small	33,214	39,199	(5,985)	(15.3)
Commercial and industrial, large	8,801	9,213	(412)	(4.5)
Sales to public authorities	17,020	16,916	104	0.6

Total retail non-fuel base revenues	104,012	110,163	(6,151)	(5.6)

Wholesale:
Sales for resale	550	307	243	79.2

Total non-fuel base revenues	104,562	110,470	(5,908)	(5.3)

Fuel revenues:
Recovered from customers during the period	25,863	38,033	(12,170)	(32.0	)(1)
Under (over) collection of fuel	1,038	(5,690)	6,728	N/A
New Mexico fuel in base rates	16,369	15,829	540	3.4

Total fuel revenues	43,270	48,172	(4,902)	(10.2)
Off-system sales	21,366	38,703	(17,337)	(44.8)
Other	6,914	6,823	91	1.3	(2)

Total operating revenues	$176,112	$204,168	$(28,056)	(13.7)

Average number of retail customers:
Residential	334,832	329,734	5,098	1.5%
Commercial and industrial, small	37,064	36,547	517	1.4
Commercial and industrial, large	50	48	2	4.2
Sales to public authorities	4,536	4,965	(429)	(8.6)

Total	376,482	371,294	5,188	1.4

(1)	Excludes an $11.8 million refund in 2010 related to prior periods Texas deferred fuel revenues.
(2)	Represents revenues with no related kWh sales.

			Increase (Decrease)
Twelve Months Ended March 31:	2011	2010	Amount	Percent
kWh sales:
Retail:
Residential	2,493,836	2,428,301	65,535	2.7%
Commercial and industrial, small	2,289,776	2,262,394	27,382	1.2
Commercial and industrial, large	1,080,032	1,037,802	42,230	4.1
Sales to public authorities	1,551,801	1,492,956	58,845	3.9

Total retail sales	7,415,445	7,221,453	193,992	2.7

Wholesale:
Sales for resale	56,110	55,717	393	0.7
Off-system sales	2,742,614	2,785,319	(42,705)	(1.5)

Total wholesale sales	2,798,724	2,841,036	(42,312)	(1.5)

Total kWh sales	10,214,169	10,062,489	151,680	1.5

Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$217,757	$200,442	$17,315	8.6%
Commercial and industrial, small	182,405	176,863	5,542	3.1
Commercial and industrial, large	43,432	36,211	7,221	19.9
Sales to public authorities	86,564	77,909	8,655	11.1

Total retail non-fuel base revenues	530,158	491,425	38,733	7.9

Wholesale:
Sales for resale	2,186	2,037	149	7.3

Total non-fuel base revenues	532,344	493,462	38,882	7.9

Fuel revenues:
Recovered from customers during the period	158,418	183,653	(25,235)	(13.7	)(1)
Under (over) collection of fuel	(28,680)	(48,942)	20,262	(41.4)
New Mexico fuel in base rates	72,416	69,495	2,921	4.2

Total fuel revenues	202,154	204,206	(2,052)	(1.0)
Off-system sales	87,980	116,150	(28,170)	(24.3)
Other	26,717	27,910	(1,193)	(4.3	)(2)

Total operating revenues	$849,195	$841,728	$7,467	0.9

Average number of retail customers:
Residential	333,143	327,490	5,653	1.7%
Commercial and industrial, small	36,665	36,230	435	1.2
Commercial and industrial, large	49	49	0	0.0
Sales to public authorities	4,594	4,947	(353)	(7.1)

Total	374,451	368,716	5,735	1.6

(1)	Excludes $23.0 million refunds in 2011 and refunds net of surcharges of $24.6 million in 2010 related to Texas deferred fuel revenues from prior periods.
(2)	Represents revenues with no related kWh sales.

Energy expenses

Our sources of energy include electricity generated from our nuclear, natural gas and coal generating plants and purchased power. Palo Verde represents approximately 39% of our available net generating capacity and approximately 68% and 59% of our Company-generated energy for the three and twelve months ended March 31, 2011, respectively. Fluctuations in the price of natural gas which also is the primary factor influencing the price of purchased power have had a significant impact on our cost of energy.

Energy expenses decreased $16.7 million or 21.4% for the three months ended March 31, 2011 when compared to 2010 primarily due to (i) decreased natural gas costs of $11.6 million due to a 17.9% decrease in the average price of natural gas and a 15.3% decrease in MWhs generated with natural gas, and (ii) decreased costs of purchased power of $10.4 million due to a 30.5% decrease in the market prices for power and a 7.9% decrease in the MWhs purchased. These decreases were partially offset by (i) increased coal costs of $2.9 million due to the amortization of final coal reclamation costs in our Texas and New Mexico jurisdictions of $2.6 million, and (ii) increased nuclear fuel costs of $2.3 million due to a 21.7% increase in the cost of nuclear fuel burned and a 3.9% increase in the MWhs generated with nuclear fuel. The table below details the sources and costs of energy for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011			2010
Fuel Type	Cost	MWh	Cost per MWh	Cost	MWh	Cost per MWh
	(in thousands)			(in thousands)
Natural gas (a)	$26,343	467,994	$56.29	$37,917	552,802	$68.59
Coal (b)	5,363	166,971	32.12	2,434	120,409	20.21
Nuclear	11,053	1,329,807	8.31	8,742	1,280,312	6.83

Total	42,759	1,964,772	21.76	49,093	1,953,523	25.13
Purchased power	18,474	561,928	32.88	28,847	610,023	47.29

Total energy	$61,233	2,526,700	24.23	$77,940	2,563,546	30.40

(a)	The 2011 period excludes $6.6 million of natural gas expense and the related 149,340 MWhs for Newman Unit 5 phase II pre-commercial testing. This test generation generally was sold in the wholesale power markets.
(b)	The 2011 period includes amortization of final coal reclamation costs of $2.6 million.

Our energy expenses decreased $25.7 million or 8.5% for the twelve months ended March 31, 2011 when compared to 2010 primarily due to (i) decreased costs of purchased power of $26.5 million due to a 15.9% decrease in the average price of power purchased and a 10.2% decrease in MWhs purchased, and (ii) decreased natural gas costs of $9.2 million due to a 16.0% decrease in the average price of natural gas partially offset by an 11.9% increase in MWhs generated with natural gas. The decrease in energy expense was partially offset by (i) a $7.3 million increase in nuclear fuel expense due to a 19.3% increase in the cost of nuclear fuel burned and a 4.2% increase in MWhs generated with nuclear fuel, and (ii) a $2.7 million increase in coal costs due to the amortization of final coal reclamation costs in our Texas and New Mexico jurisdictions of $3.1 million. The table below details the sources and costs of energy for the twelve month periods ended March 31, 2011 and 2010.

	Twelve Months Ended March 31,
	2011			2010
Fuel Type	Cost	MWh	Cost per MWh	Cost	MWh	Cost per MWh
	(in thousands)			(in thousands)
Natural gas (a)	$141,994	2,805,302	$50.62	$151,144	2,506,910	$60.29
Coal	13,940	696,798	20.01	11,246	665,877	16.89
Nuclear (b)	37,561	4,974,808	7.55	30,247	4,776,028	6.33

Total	193,495	8,476,908	22.83	192,637	7,948,815	24.23
Purchased power	81,543	2,372,774	34.37	108,052	2,643,349	40.88

Total energy	$275,038	10,849,682	25.35	$300,689	10,592,164	28.39

(a)	The 2011 period excludes $6.6 million of natural gas expense and the related 149,340 MWhs for Newman Unit 5 phase II pre-commercial testing. This test generation generally was sold in the wholesale power markets.
(b)	Reduced by a DOE payment of $3.3 million for spent fuel storage costs recorded in the fourth quarter of 2010.

Other operations expense

Other operations expense increased $4.0 million, or 8.0%, for the three months ended March 31, 2011 compared to the same period last year due primarily to (i) increased administrative and general expense of $1.6 million due to increased outside services and increased regulatory expense for amortization of rate case expenses, (ii) increased Palo Verde operations expense of $1.2 million at all three units, and (iii) increased customer accounts and service expense of $1.1 million due to increased uncollectible customer accounts and costs incurred during the transition to a new customer billing system.

Other operations expense increased $11.6 million, or 5.4%, for the twelve months ended March 31, 2011 compared to the same period last year primarily due to (i) increased administrative and general expense of $7.9 million primarily due to increased pension and benefits expenses reflecting changes in actuarial assumptions used to calculate expense for our pension plans, increased outside services, and increased regulatory expense for amortization of rate case expenses and (ii) increased customer accounts and service expense of $4.8 million primarily related to increased uncollectible customer accounts and costs incurred during the transition to a new customer billing system.

Maintenance expense

Maintenance expense decreased $2.3 million, or 15.6%, for the three months ended March 31, 2011 compared to the same period last year primarily due to decreased maintenance expense at our coal and gas fired generating plants as a result of the timing of planned maintenance and decreased maintenance expense at Palo Verde during refueling outages. Maintenance expense decreased $6.2 million, or 10.2%, for the twelve months ended March 31, 2011 compared to the same period last year primarily due to decreased maintenance at Palo Verde of $4.0 million and decreased maintenance of $2.6 million related to our coal and gas fired generating plants reflecting the timing of planned outages at these plants.

Depreciation and amortization expense

Depreciation and amortization expense increased $1.7 million and $6.1 million, or 8.6% and 8.0%, for the three and twelve months ended March 31, 2011 compared to the same period last year primarily due to increases in depreciable plant balances and higher depreciation rates.

Taxes other than income taxes

Taxes other than income taxes increased $1.4 million and $6.6 million, or 11.8% and 13.5%, for the three and twelve months ended March 31, 2011 compared to the same period last year primarily due to higher revenue-related taxes in Texas resulting from an increase in billed revenues, an increase in the franchise tax rate for the City of El Paso in August 2011, and an increase in taxable property and property tax rates, which were partially offset by a decrease in payroll taxes.

Other income (deductions)

Other income (deductions) increased $1.7 million and $3.0 million for the three and twelve month periods ended March 31, 2011 compared to the same periods last year due to increased allowance for equity funds used during construction as a result of higher balances of construction work in progress and increased investment and interest income.

Interest charges (credits)

Interest charges (credits) increased $0.2 million, or 2%, for the three months ended March 31, 2011 compared to the same period last year primarily due to increased commitment fees on our new revolving credit facility entered into in September 2010. Interest charges (credits) for the twelve month period ended March 31, 2011 decreased less than $0.1 million compared to the same period last year and reflect an increase in allowance for borrowed funds used during construction (“ABFUDC”) as a result of increased construction work in progress subject to ABFUDC offset by increased commitment fees on our new revolving credit facility.

Income tax expense

Income tax expense decreased by $10.0 million, or 83.3%, in the first quarter of 2011 compared to 2010. In March 2010, we recognized the impact of the tax deduction for the Medicare Part D subsidies from the Patient Protection and Affordable Care Act (“PPACA”) with no comparable amount in 2011. Excluding this one-time adjustment, decreased tax expense reflects decreased pre-tax income and non-taxable AEFUDC. Income tax expense, before extraordinary item, increased by $1.1 million, or 2.7%, in the twelve months ended March 31, 2011 compared to 2010 primarily due to increased pre-tax income.

Extraordinary Item

As a regulated electric utility, we prepare our financial statements in accordance with the FASB guidance for regulated operations. FASB guidance for regulated operations requires us to show certain items as assets or liabilities on our balance sheet when the regulator provides assurance that these items will be charged to and collected from our customers or refunded to our customers. In the final order for PUCT Docket No. 37690, we were allowed to include the previously expensed loss on reacquired debt associated with the refinancing of first mortgage bonds in 2005 in our calculation of the weighted cost of debt to be recovered from our customers. We recorded the impacts of the re-application of FASB guidance for regulated operations to our Texas jurisdiction in 2006 as an extraordinary item. In order to establish this regulatory asset, we recorded an extraordinary gain of $10.3 million, net of income tax expense of $5.8 million, in our statements of operations for the quarter ended September 30, 2010. This item was recorded as a regulatory asset at September 30, 2010 pursuant to the final order received from the PUCT and will be amortized over the remaining life of our 6% Senior Notes due in 2035.

New accounting standards

In January 2010, the FASB issued new guidance to improve disclosure requirements related to fair value measurements and disclosures. The new requirements include (i) disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers, and (ii) disclosure in the reconciliation for Level 3 fair value measurements of information about purchases, sales, issuances, and settlements on a gross basis. The new guidance also clarifies existing disclosures and requires (i) an entity to provide fair value measurement disclosures for each class of assets and liabilities, and (ii) disclosures about inputs and valuation techniques. The provisions of this new guidance were adopted in the first quarter of 2010 except for the reconciliation for the Level 3 fair value measurements on a gross basis which was adopted during the first quarter of 2011. During the three and twelve months ended March 31, 2011, we had no purchases, sales, issuances or settlements in the Level 3 category. This guidance requires additional disclosure on fair value measurements but does not impact our consolidated financial statements.

Inflation

For the last several years, inflation has been relatively low and, therefore, has had little impact on our results of operations and financial condition.

Liquidity and Capital Resources

We continue to maintain a strong capital structure which allows us to obtain financing from the capital markets at a reasonable cost. At March 31, 2011, our capital structure, including common stock, long-term debt, and the current portion of long-term debt and financing obligations, consisted of 48.2% common stock equity and 51.8% debt. At March 31, 2011, we had on hand $26.9 million in cash and cash equivalents, most of which was in funds invested in United States Treasury securities.

Our principal liquidity requirements in the near-term are expected to consist of capital expenditures to expand and support electric service obligations, expenditures for nuclear fuel inventory, interest payments on our indebtedness, and operating expenses including fuel costs, non-fuel operation and maintenance costs and taxes. In addition, on April 28, 2011, our Board of Directors declared a quarterly dividend of $0.22 per share payable on June 30, 2011. We expect to pay quarterly cash dividends totaling approximately $27 million during 2011. In addition, we may repurchase common stock in the future.

Capital requirements and resources have been impacted by the timing of the recovery of fuel costs through fuel recovery mechanisms in Texas and New Mexico and our sales for resale customer. We recover actual fuel costs from customers through fuel adjustment mechanisms in Texas, New Mexico, and from our sales for resale customer. We record deferred fuel revenues for the under-recovery or over-recovery of fuel costs until they can be recovered from or refunded to customers. In Texas, fuel costs are recovered through a fixed fuel factor. Effective July 1, 2010, we can seek to revise our fixed fuel factor based upon our approved formula at least four months after our last revision except in the month of December which allows us to adjust fuel rates to reflect changes in costs of natural gas.

Capital Requirements. During the three months ended March 31, 2011, our capital requirements primarily consisted of expenditures for the construction and purchase of electric utility plant, purchases of nuclear fuel, and the repurchase of common stock. Projected utility construction expenditures are to expand and update our transmission and distribution systems, add new generation, and make capital improvements and replacements at Palo Verde and other generating facilities. Newman Unit 5, a 288 MW gas-fired combined cycle combustion turbine generating unit, was completed in two phases at an estimated cost of approximately $230 million, including AFUDC. The first phase of Newman Unit 5 was completed in May 2009 and the second phase was completed April 30, 2011. As of March 31, 2011, we had expended $222.8 million, including AFUDC, on Newman Unit 5, including $13.1 million during 2011. Estimated construction expenditures for all capital projects for 2011 are approximately $205 million, and we expect cash from operations will continue to be a primary source of funds for these capital expenditures. See Part I, Item 1, “Business –Construction Program” in our 2010 Form 10-K. Capital expenditures were $45.4 million in the three months ended March 31, 2011 compared to $47.1 million in the three months ended March 31, 2010.

Since 1999, we have returned cash to stockholders through a stock repurchase program pursuant to which we have bought approximately 23.2 million shares of common stock at an aggregate cost of $353.8 million, including commissions. Under our program, purchases can be made at open market prices or in private transactions, and repurchased shares are available for issuance under employee benefit and stock incentive plans, or may be retired. During the first quarter of 2011, we repurchased 586,911 shares of common stock in the open market at an aggregate cost of $16.7 million as authorized under our 2010 Plan. On March 21, 2011, the Board of Directors authorized additional repurchases of up to 2.5 million shares of the Company’s outstanding common stock (the “2011 Plan”). As of March 31, 2011, 2,589,360 shares remain available for repurchase under our stock repurchase programs.

Our cash requirements for federal and state income taxes vary from year to year based on taxable income, which is influenced by the timing of revenues and expenses recognized for income tax purposes. Due to accelerated tax deductions, tax payments are expected to be minimal in 2011.

We continually evaluate our funding requirements related to our retirement plans, other postretirement benefit plans, and decommissioning trust funds. We contributed $12.5 million of the projected $13.9 million 2011 annual contribution to our retirement plans during the three months ended March 31, 2011. In the three months ended March 31, 2011, we contributed $2.2 million to fund our OPEB plan for the entire year of 2011, and $2.1 million of the projected $8.5 million 2011 annual contribution to our decommissioning trust funds. We are in compliance with the funding requirements of the federal government for our benefit plans and decommissioning trust.

Capital Resources. During the three months ended March 31, 2011, we had decreased cash from operations when compared to the same period in 2010 due primarily to payments of $14.7 million in the first quarter of 2011 to fund our pension and OPEB employee benefit plans for substantially all of 2011 compared to $2.7 million in funding in the first quarter of 2010, partially offset by an increase in net cash payments for operations.

We maintain a $200 million revolving credit facility for interim financing of construction and operations and the financing of nuclear fuel through the Rio Grande Resources Trust (“RGRT”). RGRT is the trust through which we finance our portion of nuclear fuel for Palo Verde and is consolidated in the Company’s financial statements. The revolving credit facility has a term ending September 2014, and the Company may request that the facility be increased up to $300 million during the term of the facility subject to the lenders’ agreement. The terms of the agreement provide that amounts we borrow under the facility may be used for working capital and general corporate purposes. The total amount borrowed for nuclear fuel by RGRT at March 31, 2011 was $123.0 million of which $13.0 million was borrowed under the revolving credit facility and $110 million was borrowed through senior notes. Borrowings by RGRT for nuclear fuel as of March 31, 2010, were $118.1 million including accrued interest and fees, all of which was borrowed under the revolving credit facility then in effect. Interest costs on borrowings to finance nuclear fuel are accumulated by RGRT and charged to the Company as fuel is consumed and recovered from customers through fuel recovery charges. No borrowings were outstanding under the revolving credit facility at March 31, 2011 for working capital or general corporate purposes.

We expect to have sufficient liquidity to finance construction expenditures and other capital requirements through 2011 through cash balances, cash from operations and our revolving credit facility. In addition, we may seek to issue debt in the capital markets to finance capital requirements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk due to changes in interest rates, equity prices and commodity prices. See our 2010 Form 10-K, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” for a complete discussion of the market risks we face and our market risk sensitive assets and liabilities. As of March 31, 2011, there have been no material changes in the market risks we faced or the fair values of assets and liabilities disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2010 Form 10-K.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of March 31, 2011, our disclosure controls and procedures are effective.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15, that occurred during the quarter ended March 31, 2011, that materially affected, or that were reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We hereby incorporate by reference the information set forth in Part I of this report under Notes B and G of Notes to Consolidated Financial Statements.

Item 1A.	Risk Factors

Our 2010 Form 10-K includes a detailed discussion of our risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities.

Period	Total Number of Shares Purchased		Average Price Paid per Share (Including Commissions)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
January 1 to January 31, 2011	0		$0	0	676,271
February 1 to February 28, 2011	120,000		27.65	120,000	556,271
March 1 to March 31, 2011	483,380	(b)	28.61	466,911	2,589,360

(a)	On March 21, 2011, the Company’s Board of Directors authorized a stock repurchase program permitting the repurchase of up to 2.5 million additional shares of its outstanding common stock.
(b)	Total Number of Shares Purchased includes 16,469 shares acquired through a stock option exercise. The Average Price Paid per Share (including commissions) was not affected by the 16,469 shares acquired through a stock option exercise.

Item 6.	Exhibits

See Index to Exhibits incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EL PASO ELECTRIC COMPANY

By:	/s/ DAVID G. CARPENTER
David G. Carpenter
Senior Vice President - Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Dated: May 6, 2011

EL PASO ELECTRIC COMPANY

INDEX TO EXHIBITS

Exhibit Number	Exhibit

†10.01	Form of Directors’ Restricted Stock Award Agreement between the Company and certain directors of the Company. (Identical in all material respects to Exhibit 10.07 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

10.02	Amended and Restated Employment Agreement between the Company and David W. Stevens, dated March 2, 2011. Amendment to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

15	Letter re Unaudited Interim Financial Information

31.01	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	In lieu of non-employee director cash compensation, six agreements, dated as of January 1 and April 1, 2011, substantially identical in all material respects to this Exhibit, have been entered into with Catherine A. Allen; Kenneth R. Heitz; and Patricia Z. Holland-Branch; directors of the Company.