Form 10-Q
period 2012-03-31
EL PASO ELECTRIC CO /TX/
filed 2012-05-04
CIK 31978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of April 30, 2012, there were 40,037,222 shares of the Company’s no par value common stock outstanding.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

(i)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)

ASSETS (In thousands)
Utility plant:
Electric plant in service	$2,789,419	$2,789,773
Less accumulated depreciation and amortization	(1,117,867)	(1,121,653)
Net plant in service	1,671,552	1,668,120
Construction work in progress	189,393	167,394
Nuclear fuel; includes fuel in process of $61,123 and $49,545, respectively	204,793	171,433
Less accumulated amortization	(69,560)	(59,882)
Net nuclear fuel	135,233	111,551
Net utility plant	1,996,178	1,947,065
Current assets:
Cash and cash equivalents	6,114	8,208
Accounts receivable, principally trade, net of allowance for doubtful accounts of $2,712 and $3,015, respectively	64,863	76,348
Accumulated deferred income taxes	17,720	13,752
Inventories, at cost	41,222	40,222
Income taxes receivable	2,214	2,269
Undercollection of fuel revenues	—	9,130
Prepayments and other	6,649	4,810
Total current assets	138,782	154,739
Deferred charges and other assets:
Decommissioning trust funds	178,528	167,963
Regulatory assets	102,421	101,027
Other	30,580	26,057
Total deferred charges and other assets	311,529	295,047
Total assets	$2,446,489	$2,396,851

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Continued)

	March 31, 2012	December 31, 2011
	(Unaudited)
CAPITALIZATION AND LIABILITIES (In thousands except for share data)
Capitalization:
Common stock, stated value $1 per share, 100,000,000 shares authorized, 65,424,153 and 65,295,888 shares issued, and 109,369 and 156,185 restricted shares, respectively	$65,534	$65,452
Capital in excess of stated value	307,504	309,777
Retained earnings	881,709	887,174
Accumulated other comprehensive income (loss), net of tax	(69,943)	(77,505)
	1,184,804	1,184,898
Treasury stock, 25,492,919 shares at cost	(424,647)	(424,647)
Common stock equity	760,157	760,251
Long-term debt	816,510	816,497
Total capitalization	1,576,667	1,576,748
Current liabilities:
Current maturities of long-term debt	33,300	33,300
Short-term borrowings under the revolving credit facility	92,570	33,379
Accounts payable, principally trade	34,293	51,704
Taxes accrued	23,507	30,700
Interest accrued	13,197	12,123
Overcollection of fuel revenues	4,912	2,105
Other	22,614	21,921
Total current liabilities	224,393	185,232
Deferred credits and other liabilities:
Accumulated deferred income taxes	311,546	299,475
Accrued pension liability	125,170	129,627
Accrued postretirement benefit liability	101,938	100,455
Asset retirement obligation	57,004	56,140
Regulatory liabilities	21,205	21,049
Other	28,566	28,125
Total deferred credits and other liabilities	645,429	634,871
Commitments and contingencies
Total capitalization and liabilities	$2,446,489	$2,396,851
See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except for share data)

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Operating revenues	$168,578	$176,112	$910,479	$849,195
Energy expenses:
Fuel	39,434	42,759	220,182	193,495
Purchased and interchanged power	12,559	18,474	69,234	81,543
	51,993	61,233	289,416	275,038
Operating revenues net of energy expenses	116,585	114,879	621,063	574,157
Other operating expenses:
Other operations	54,417	54,107	229,880	228,230
Maintenance	15,968	12,236	65,824	54,559
Depreciation and amortization	20,518	20,936	80,913	82,663
Taxes other than income taxes	13,640	13,127	56,074	55,873
	104,543	100,406	432,691	421,325
Operating income	12,042	14,473	188,372	152,832
Other income (deductions):
Allowance for equity funds used during construction	1,956	3,051	7,066	11,327
Investment and interest income, net	1,776	2,385	5,055	6,602
Miscellaneous non-operating income	70	270	685	1,636
Miscellaneous non-operating deductions	(482)	(715)	(2,954)	(3,562)
	3,320	4,991	9,852	16,003
Interest charges (credits):
Interest on long-term debt and revolving credit facility	13,563	13,498	54,180	52,123
Other interest	200	297	892	511
Capitalized interest	(1,369)	(1,256)	(5,290)	(3,515)
Allowance for borrowed funds used during construction	(1,153)	(1,849)	(4,152)	(6,953)
	11,241	10,690	45,630	42,166
Income before income taxes and extraordinary item	4,121	8,774	152,594	126,669
Income tax expense	777	1,999	52,486	41,026
Income before extraordinary item	3,344	6,775	100,108	85,643
Extraordinary gain related to Texas regulatory assets, net of tax	—	—	—	10,286
Net income	$3,344	$6,775	$100,108	$95,929

Basic earnings per share:
Income before extraordinary item	$0.08	$0.16	$2.45	$1.99
Extraordinary gain related to Texas regulatory assets, net of tax	—	—	—	0.24
Net income	$0.08	$0.16	$2.45	$2.23
Diluted earnings per share:
Income before extraordinary item	$0.08	$0.16	$2.43	$1.98
Extraordinary gain related to Texas regulatory assets, net of tax	—	—	—	0.24
Net income	$0.08	$0.16	$2.43	$2.22

Dividends declared per share of common stock	$0.22	$—	$0.88	$—
Weighted average number of shares outstanding	39,911,032	42,308,097	40,756,509	42,776,922
Weighted average number of shares and dilutive potential shares outstanding	39,999,509	42,523,285	40,962,007	42,964,190
 See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(Unaudited)
(In thousands)

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Net income	$3,344	$6,775	$100,108	$95,929
Other comprehensive income (loss):
Unrecognized pension and postretirement benefit costs:
Net loss arising during period	—	—	(77,678)	(9,874)
Prior service benefit	—	—	—	26,605
Reclassification adjustments included in net income for amortization of:
Prior service benefit	(1,443)	(1,455)	(5,800)	(3,509)
Net loss	3,125	1,475	8,155	3,949
Net unrealized gains (losses) on marketable securities:
Net holding gains arising during period	8,158	2,173	7,555	6,415
Reclassification adjustments for net (gains) losses included in net income	(213)	(205)	1,350	(114)
Net losses on cash flow hedges:
Reclassification adjustment for interest expense included in net income	94	88	367	343
Total other comprehensive income (loss) before income taxes	9,721	2,076	(66,051)	23,815
Income tax benefit (expense) related to items of other comprehensive income (loss):
Unrecognized pension and postretirement benefit costs	(555)	(7)	29,586	(6,221)
Net unrealized losses on marketable securities	(1,559)	(360)	(1,762)	(1,226)
Losses on cash flow hedges	(45)	(33)	(215)	(126)
Total income tax benefit (expense)	(2,159)	(400)	27,609	(7,573)
Other comprehensive income (loss), net of tax	7,562	1,676	(38,442)	16,242
Comprehensive income	$10,906	$8,451	$61,666	$112,171
See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net income	$3,344	$6,775
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of electric plant in service	20,518	20,936
Amortization of nuclear fuel	10,297	9,243
Deferred income taxes, net	3,974	12,291
Allowance for equity funds used during construction	(1,956)	(3,051)
Other amortization and accretion	2,760	7,405
Other operating activities	(403)	(132)
Change in:
Accounts receivable	11,485	1,876
Inventories	(1,000)	(1,888)
Net overcollection (undercollection) of fuel revenues	11,937	(1,193)
Prepayments and other	(1,839)	(2,303)
Accounts payable	(12,590)	(6,569)
Taxes accrued	(7,138)	(8,263)
Interest accrued	1,074	1,075
Other current liabilities	693	47
Deferred charges and credits	(6,301)	(13,891)
Net cash provided by operating activities	34,855	22,358
Cash flows from investing activities:
Cash additions to utility property, plant and equipment	(48,164)	(45,388)
Cash additions to nuclear fuel	(32,725)	(14,228)
Capitalized interest and AFUDC:
Utility property, plant and equipment	(3,109)	(4,900)
Nuclear fuel	(1,369)	(1,256)
Allowance for equity funds used during construction	1,956	3,051
Decommissioning trust funds:
Purchases, including funding of $1.1 and $2.1 million, respectively	(21,986)	(17,466)
Sales and maturities	19,579	14,231
Other investing activities	640	47
Net cash used for investing activities	(85,178)	(65,909)
Cash flows from financing activities:
Repurchases of common stock	—	(16,675)
Dividends paid	(8,809)	—
Borrowings under the revolving credit facility:
Proceeds	84,384	16,778
Payments	(25,193)	(8,531)
Other financing activities	(2,153)	(300)
Net cash provided by (used for) financing activities	48,229	(8,728)
Net decrease in cash and cash equivalents	(2,094)	(52,279)
Cash and cash equivalents at beginning of period	8,208	79,184
Cash and cash equivalents at end of period	$6,114	$26,905
See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A. Principles of Preparation
These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Annual Report of El Paso Electric Company on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”). Capitalized terms used in this report and not defined herein have the meaning ascribed for such terms in the 2011 Form 10-K. In the opinion of the Company’s management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at March 31, 2012 and December 31, 2011; the results of its operations and comprehensive operations for the three and twelve months ended March 31, 2012 and 2011; and its cash flows for the three months ended March 31, 2012 and 2011. The results of operations and comprehensive operations and the cash flows for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full calendar year.
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
Revenues. Revenues related to the sale of electricity are generally recorded when service is rendered or electricity is delivered to customers. The billing of electricity sales to retail customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. Unbilled revenues are estimated based on monthly generation volumes and by applying an average revenue/kWh to the number of estimated kWhs delivered but not billed. Accounts receivable included accrued unbilled revenues of $15.3 million and $19.6 million at March 31, 2012 and December 31, 2011, respectively. The Company presents revenues net of sales taxes in its consolidated statements of operations.
Extraordinary Item. As a regulated electric utility, the Company prepares its financial statements in accordance with the FASB guidance for regulated operations. FASB guidance for regulated operations requires the Company to show certain items as assets or liabilities on its balance sheet when the regulator provides assurance that these items will be charged to and collected from its customers or refunded to its customers. In the final order for PUCT Docket No. 37690, the Company was allowed to include the previously expensed loss on reacquired debt associated with the refinancing of first mortgage bonds in 2005 in its calculation of the weighted cost of debt to be recovered from its customers. The Company recorded the impacts of the re-application of FASB guidance for regulated operations to its Texas jurisdiction in 2006 as an extraordinary item. In order to establish this regulatory asset, the Company recorded an extraordinary gain of $10.3 million, net of income tax expense of $5.8 million, pursuant to the final order received from the PUCT, in its statements of operations for the quarter ended September 30, 2010. The regulatory asset will be amortized over the remaining life of the Company’s 6% Senior Notes due in 2035.

Supplemental Cash Flow Disclosures (in thousands)
	Three Months Ended
	March 31,
	2012	2011
Cash paid for:
Interest on long-term debt and borrowing under the revolving credit facility	$10,005	$9,763
Income taxes paid (refund)	—	(5,586)
Non-cash financing activities:
Grants of restricted shares of common stock	785	1,989
Issuance of performance shares	1,193	565
Acquisition of treasury stock for options exercised	—	500

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

B. New Accounting Standards

In June 2011, the FASB issued new guidance to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The new guidance requires an entity to present the total of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both presentations, an entity would have been required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. Historically, the Company has used the consecutive two-statement approach; however, this new guidance would have required additional disclosure on the Company's statement of operations and related notes. In December 2011, the FASB issued new guidance to defer the effective date for amendments to the presentation of reclassification of items out of accumulated other comprehensive income. Deferring the effective date will allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, the Company will continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before the guidance issued in June 2011 until further guidance becomes available.

C. Regulation
General
The rates and services of the Company are regulated by incorporated municipalities in Texas, the PUCT, the NMPRC, and the FERC. The PUCT and the NMPRC have jurisdiction to review municipal orders, ordinances and utility agreements regarding rates and services within their respective states and over certain other activities of the Company. The FERC has jurisdiction over the Company's wholesale (sales for resale) transactions, transmission services, and compliance with federally-mandated reliability standards. The decisions of the PUCT, NMPRC and the FERC are subject to judicial review.

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

2012 Texas Retail Rate Case. The Company filed a rate increase request with the PUCT (Docket No. 40094), the City of El Paso, and other Texas cities on February 1, 2012. The rate filing was made in response to a resolution adopted by the El Paso City Council (the "Council") requiring the Company to show cause why its base rates for customers in the El Paso city limits should not be reduced. The rate filing used a historical test year ended September 30, 2011. The filing at the PUCT also included a request to reconcile $356.5 million of fuel expense for the period July 1, 2009 through September 30, 2011. On November 15, 2011, the Council adopted a resolution which established current rates as temporary rates for the Company's customers residing within the city limits of El Paso.

On April 17, 2012, the Council approved the settlement of the Company's 2012 Texas retail rate case and fuel reconciliation in PUCT Docket No. 40094. The settlement reflects discussions with the the PUCT, the City of El Paso and other intervenors in Docket No. 40094. The approval by the Council (i) resolves the local, City of El Paso rate proceeding that commenced with the October 4, 2011 show cause order of the Council, (ii) implements new rates within the city limits of El Paso commencing with bills rendered on and after May 1, 2012, and (iii) rescinds and withdraws the temporary rate order that the Council issued on November 15, 2011.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For Texas service areas outside of the city limits of El Paso, the settlement was filed with the PUCT on April 19, 2012 and no intervenors are opposing the settlement. On April 26, 2012, the administrative law judges issued an order (i) implementing the settlement rates as temporary rates effective May 1, 2012, and (ii) dismissing the case before the State Office of Administrative Hearings sending the settlement to the PUCT for final approval. While the Company can give no assurance whether the settlement will receive the required approvals, the PUCT has placed this matter on its agenda for May 18, 2012.
Under the terms of the settlement, among other things, the Company has agreed to:

•
A reduction in its current non-fuel base rates of $15 million annually, with the decrease being allocated primarily to Texas retail commercial and industrial customer classes. The rate decrease will be effective as of May 1, 2012;

•	New tariffs that will include an Economic Development Rate Rider that provides discounts in the demand charge and is intended to spur new business development in the Company's Texas service area;

•	Revised depreciation rates for the Company's gas-fired generating units and for transmission and distribution plant that will lower depreciation expense by $4.1 million annually;

•	Continuation of the 10.125% return on equity for the purpose of calculating the allowance for funds used during construction;

•	A two-year amortization of rate case expenses, none of which will be included in future regulatory proceedings; and

•	Palo Verde decommissioning funding of $3.6 million annually on a Texas jurisdictional basis, which will be subject to review and adjustment on a going-forward basis in future proceedings.
As part of the settlement the Company has agreed to withdraw its request to reconcile fuel costs for the period from July 1, 2009 through September 30, 2011. The Company will file a fuel reconciliation request covering the period beginning July 1, 2009 and ending no later than June 30, 2013 by December 31, 2013 or as part of its next rate case, if earlier.
Fuel and Purchased Power Costs. The Company's actual fuel costs, including purchased power energy costs, are recoverable from its customers. The PUCT has adopted a fuel cost recovery rule (“Texas Fuel Rule”) that allows the Company to seek periodic adjustments to its fixed fuel factor. The Company received approval on July 30, 2010 in PUCT Docket No. 37690, to implement a formula to determine its fuel factor which adjusts natural gas and purchased power to reflect natural gas futures prices. The Company can seek to revise its fixed fuel factor based upon the approved formula at least four months after its last revision except in the month of December. The Texas Fuel Rule requires the Company to request to refund fuel costs in any month when the over-recovery balance exceeds a threshold material amount and it expects fuel costs to continue to be materially over-recovered. The Texas Fuel Rule also permits the Company to seek to surcharge fuel under-recoveries in any month the balance exceeds a threshold material amount and it expects fuel cost recovery to continue to be materially under-recovered. Fuel over and under-recoveries are considered material when they exceed 4% of the previous twelve months' fuel costs. All such fuel revenue and expense activities are subject to periodic final review by the PUCT in fuel reconciliation proceedings.
On April 12, 2012, the Company filed with the PUCT a request to reduce its fixed fuel factor charged to Texas retail customers. The fixed fuel factor is based upon a formula that reflects current costs of fuel for changes in prices for natural gas and the revision reflects recent declines in prices for natural gas. The impact of the reduction in the fuel factor will be a reduction in annual fuel revenues of approximately $30 million. On April 25, 2012, the administrative law judge issued an order approving a new fuel factor effective May 1, 2012.

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

Docket No.	Date Filed	Date Approved	Recovery Period	Refund Period	Refund Amount (In Thousands)
38253	May 12, 2010	July 15, 2010	December 2009 – March 2010	July – August 2010	$11,100
38802	October 20, 2010	December 16, 2010	April – September 2010	December 2010	12,800
39159	February 18, 2011	May 3, 2011	October – December 2010	April 2011	11,800

The Company has filed the following petitions with the PUCT to revise its fixed fuel factor pursuant to the fuel factor formula authorized in PUCT Docket No. 37690:

Docket No.	Date Filed	Date Approved	Increase(Decrease) in Fuel Factor	Effective Billing Month
38895	November 23, 2010	January 6, 2011	(14.7)%	January 2011
39599	July 15, 2011	August 30, 2011	9.4%	August 2011
40302	April 12, 2012	April 25, 2012	(18.5)%	May 2012

Application of El Paso Electric Company to Amend its Certificate of Convenience and Necessity ("CCN") for Five Solar Power Generation Projects. On December 9, 2011, the Company filed a petition seeking a CCN to construct five solar powered generation projects, totaling approximately 2.6 MW, at four locations within the City of El Paso and one location in the Town of Van Horn. This case was assigned PUCT Docket No. 39973 and is still pending.
Generation CCN Filing. On May 2, 2012, the Company filed a petition with the PUCT requesting a CCN to construct a new generation facility to be located at a new plant site in far east El Paso. The new facility will initially consist of two 88 MW simple-cycle aeroderivative combustion turbines, which will be powered by natural-gas. The first unit is scheduled to become operational in 2014. This case was assigned PUCT Docket No. 40301.
New Mexico Regulatory Matters
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
Application for Approval of 2011 New and Modified Energy Efficiency Programs. On February 15, 2011, the Company filed its Application for Approval of New and Modified Energy Efficiency Programs for 2011 with the NMPRC. On June 22, 2011, parties to this case entered into a partial stipulation, agreeing on all issues, except for a military base free-ridership issue. On June 24, 2011, the New Mexico Attorney General filed a statement in opposition to the proposed partial stipulation. On January 25, 2012, a hearing examiner issued a recommended decision modifying the stipulation by approving the Energy Efficiency programs and budgets with the exception of the Commercial Lighting Program, approving the adder for 2011 but not for 2012 or 2013 and excluding the Military Research & Development Class from participation in the rate rider and reducing the Company's

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

required saving goals accordingly. On February 2, 2012, the Company filed certain exceptions to the recommended decision and requested an interim order related to this matter. The NMPRC issued a final order approving the partial stipulation and rejecting the Company's exceptions on February 21, 2012. On March 5, 2012, the Company filed an unopposed motion to immediately implement the approved programs and to initiate further proceedings to allow the parties to supplement the record to support the stipulated adders for 2012 and 2013. On March 20, 2012 the NMPRC issued an order granting the unopposed motion. On April 4, 2012, the hearing examiner issued a procedural order requiring additional information supporting the stipulated adders and recovery of regulatory disincentives. The Company filed direct testimony on April 25, 2012 in response to the procedural order.
Generation CCN Filing. On May 2, 2012, the Company filed a petition with the NMPRC requesting a CCN to construct a new generation facility to be located at a new plant site in far east El Paso. The new facility will initially consist of two 88 MW simple-cycle aeroderivative combustion turbines, which will be powered by natural-gas. The first unit is scheduled to become operational in 2014. This case was assigned NMPRC Case No. 12-00137-UT.
Revolving Credit Facility and Guarantee of Debt. On October 13, 2011, the Company received final approval from the NMPRC in Case No. 11-00349-UT to amend and restate the Company's $200 million revolving credit facility, which includes an option, subject to lender's approval, to expand the size to $300 million, and to incrementally issue up to $300 million of long-term debt as and when needed. Obtaining the ability to issue up to $300 million of new long-term debt, from time to time, provides the Company with the flexibility to access the debt capital markets when needed and when conditions are favorable.
On November 15, 2011, the Company and Rio Grande Resources Trust ("RGRT") amended and restated the $200 million unsecured RCF with JP Morgan Chase Bank, N.A., as administrative agent and issuing bank, and Union Bank, N.A., as syndication agent, and various lending banks party thereto. The amended and restated revolving credit facility ("RCF") reduces borrowing costs and extends the maturity from September 2014 to September 2016.

On March 29, 2012, the Company and The Bank of New York Mellon Trust Company, N.A., as trustee of the Rio Grande Resources Trust, entered into the Incremental Facility Assumption Agreement (the "Assumption Agreement") related to the RCF discussed above with JPMorgan Chase Bank, N.A., as administrative agent and issuing bank, Union Bank, N.A., as syndication agent, and various lending banks party thereto. The Assumption Agreement provides for the Company's exercise in full of the accordion feature provided for under the RCF, increasing the aggregate unsecured borrowing available from $200 million to $300 million. In addition, the Assumption Agreement reflects the addition of a new lender under the RCF. No other material modifications were made to the terms and conditions of the RCF.
Federal Regulatory Matters
Transmission Dispute with Tucson Electric Power Company (“TEP”). On August 31, 2011, the FERC issued an order approving the settlement of a long standing transmission dispute between TEP and the Company which became effective November 1, 2011. The settlement reduces TEP’s transmission rights under the Transmission Agreement from 200 MW to 170 MW and TEP and the Company have entered into two new firm transmission agreements under which TEP is purchasing from the Company new transmission service at the Company's applicable tariff rates for a total of 40 MW. Those two new service agreements were entered into and became effective November 1, 2011. Also under the terms of the settlement, TEP made a lump-sum cash payment to the Company of approximately $5.4 million for the period February 1, 2006 through September 30, 2011, including interest income. This adjustment was recorded in the three months ended September 30, 2011. The Company shared with its customers 25% of the transmission revenues earned before July 1, 2010, or approximately $0.7 million, through a credit to Texas fuel recoveries.
Revolving Credit Facility and Guarantee of Debt. On October 13, 2011, the Company received final approval from the FERC in Docket No. ES11-43-000 to amend and restate the Company's $200 million RCF, which includes an option, subject to lender's approval, to expand the size to $300 million, and to incrementally issue up to $300 million of long-term debt as and when needed. Obtaining the ability to issue up to $300 million of new long-term debt provides the Company with the flexibility to access the debt capital markets when needed and when conditions are favorable. The Company has two years in which to issue this newly-authorized long-term debt. As noted above, on November 15, 2011, the RCF was amended and restated and on March 29, 2012, the aggregate unsecured borrowing available under the RCF was increased to $300 million.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

D. Common Stock
Repurchase Program. No shares of common stocks were repurchased during the first quarter of 2012. Details regarding the Company’s stock repurchase program are presented below:

	Since 1999 (a)	Authorized Shares
Shares repurchased	25,406,184
Cost, including commission (in thousands)	$423,647
Total remaining shares available for repurchase at March 31, 2012		393,816
_______________________

(a)	Represents repurchased shares and cost since inception of the stock repurchase program in 1999.
The Company may in the future make purchases of its common stock pursuant to its authorized programs in open market transactions at prevailing prices and may engage in private transactions, where appropriate. The repurchased shares will be available for issuance under employee benefit and stock incentive plans, or may be retired.
Dividend Policy. On March 30, 2012, the Company paid $8.8 million of quarterly dividends to shareholders.

Basic and Diluted Earnings Per Share. The basic and diluted earnings per share are presented below (in thousands except for share data):
	Three Months Ended March 31,		Twelve Months Ended March 31,
	2012	2011	2012	2011
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	39,911,032	42,308,097	40,756,509	42,776,922
Dilutive effect of unvested performance awards	66,201	169,426	180,851	126,051
Dilutive effect of stock options	22,276	45,762	24,647	61,217
Diluted number of common shares outstanding	39,999,509	42,523,285	40,962,007	42,964,190
Basic net income per common share:
Net income	$3,344	$6,775	$100,108	$95,929
Income allocated to participating restricted stock	(24)	(28)	(440)	(391)
Net income available to common shareholders	$3,320	$6,747	$99,668	$95,538
Diluted net income per common share:
Net income	$3,344	$6,775	$100,108	$95,929
Income reallocated to participating restricted stock	(24)	(28)	(439)	(390)
Net income available to common shareholders	$3,320	$6,747	$99,669	$95,539
Basic net income per common share:
Distributed earnings	$0.22	$—	$0.88	$—
Undistributed earnings	(0.14)	0.16	1.57	2.23
Basic net income per common share	$0.08	$0.16	$2.45	$2.23
Diluted net income per common share:
Distributed earnings	$0.22	$—	$0.88	$—
Undistributed earnings	(0.14)	0.16	1.55	2.22
Diluted net income per common share	$0.08	$0.16	$2.43	$2.22

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The amount of restricted stock awards, performance shares and stock options excluded from the calculation of the diluted number of common shares outstanding because their effect was antidilutive is presented below:

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Restricted stock awards	59,800	94,076	73,084	78,792
Performance shares (a)	—	—	—	24,225
Stock options	—	—	—	—
______________________

(a)
Performance shares were excluded from the computation of diluted earnings per share, as no payouts would have been required based upon performance at the end of the corresponding period. This amount assumes a 100% performance level payout.

E. Long-Term Debt and Financing Obligations

The Company maintains a revolving credit facility (“RCF”) for working capital and general corporate purposes and financing of nuclear fuel through the Rio Grande Resources Trust (“RGRT”). RGRT is the trust through which the Company finances its portion of nuclear fuel for Palo Verde and is consolidated in the Company's financial statements. The RCF has a term ending September 2016. On March 29, 2012, the Company and the Bank of New York Mellon Trust Company, N.A., as trustee of the RGRT, entered into the Incremental Facility Assumption Agreement (the “Assumption Agreement”) related to the RCF with JP Morgan Chase Bank, N.A., as administrative agent and issuing bank, Union Bank, N.A., as syndication agent, and various lending banks party thereto. The Assumption Agreement provides for the Company's exercise in full of the accordion feature provided for under the RCF, increasing the aggregate unsecured borrowing available from $200 million to $300 million. In addition, the Assumption Agreement reflects the addition of a new lender under the RCF. No other material modifications were made to the terms and conditions of the RCF. The total amount borrowed for nuclear fuel by RGRT was $149.6 million at March 31, 2012, of which $39.6 million had been borrowed under the RCF and $110 million was borrowed through senior notes. Interest costs on borrowings to finance nuclear fuel are accumulated by RGRT and charged to the Company as fuel is consumed and recovered through fuel recovery charges. At March 31, 2012, $53.0 million was outstanding under the RCF for working capital or general corporate purposes.

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
For the three months ended March 31, 2012 and 2011, the Company’s consolidated effective tax rate was 18.9% and 22.8%, respectively. For the twelve months ended March 31, 2012 and 2011, the Company's consolidated effective tax rate was 34.4% and 32.8%, respectively. The Company's consolidated effective tax rate for the three and twelve months ended March 31, 2012 differs from the federal statutory tax rate of 35.0% primarily due to the allowance for equity funds used during construction and state income taxes.
G. Commitments, Contingencies and Uncertainties
For a full discussion of commitments and contingencies, see Note K of Notes to Consolidated Financial Statements in the 2011 Form 10-K. In addition, see Note C above and Notes C and E of Notes to Consolidated Financial Statements in the 2011 Form 10-K regarding matters related to wholesale power sales contracts and transmission contracts subject to regulation and Palo Verde, including decommissioning, spent fuel storage, disposal of low-level radioactive waste, and liability and insurance matters.
Power Purchase and Sale Contracts
To supplement its own generation and operating reserves, and to meet required renewable portfolio standards, the Company engages in firm power purchase arrangements which may vary in duration and amount based on evaluation of the Company’s

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

resource needs, the economics of the transactions, and specific renewable portfolio requirements. For a full discussion of power purchase and sale contracts that the Company has entered into with various counterparties, see Note K of Notes to Consolidated Financial Statements in the 2011 Form 10-K. In addition to the contracts disclosed in the 2011 Form 10-K, in March 2012, the Company entered into a purchase contract with Southwestern Public Service Company for 65 MW during the months of June through August 2012.
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
Air Emissions. The U.S. Clean Air Act (“CAA”) and comparable state laws and regulations relating to air emissions impose, among other obligations, limitations on pollutants generated during the Company’s operations, including sulfur dioxide (“SO2”), particulate matter ("PM"), nitrogen oxides (“NOx”) and mercury.
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

Compliance Year	Amount
2010	$370
2011	90

Cross-State Air Pollution Rule. In July 2011, the EPA finalized the Cross-State Air Pollution Rule (“CSAPR”) which is intended to replace CAIR. CSAPR requires 28 states, including Texas, to further reduce power plant emissions of SO2 and NOx. Under CSAPR, reductions in annual SO2 and NOx emissions were required to begin January 1, 2012, with further reductions required beginning January 1, 2014. On December 30, 2011, the U.S. Court of Appeals for the District of Columbia Circuit issued its ruling to stay CSAPR, including the supplemental final rule, pending judicial review, which delays CSAPR's implementation date beyond January 1, 2012. The court is scheduled to hear the cases against the rule in 2012. Under this timeframe, the court could issue its decision by summer or early fall 2012. As the outcome of the judicial review and any other legal or Congressional challenges are uncertain, the Company is unable to determine what impact CSAPR may ultimately have on its operations and consolidated financial results, but it could be material. Until the legal challenges to CSAPR are resolved, the Company's obligations under CAIR remains in effect.

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
The EPA has also proposed and finalized other rulemakings on GHG emissions that affect electric utilities. Under EPA regulations finalized in May 2010 (referred to as the “Tailoring Rule”), the EPA began regulating GHG emissions from certain stationary sources in January 2011. The regulations are being implemented pursuant to two CAA programs: the Title V Operating Permit program and the program requiring a permit if undergoing construction or major modifications (referred to as the “PSD” program). Obligations relating to Title V permits will include recordkeeping and monitoring requirements. With respect to PSD permits, projects that cause a significant increase in GHG emissions (currently defined to be more than 75,000 tons or 100,000 tons per year, depending on various factors), will be required to implement “best available control technology,” or “BACT”. Pursuant to the rule, the EPA may reduce the 75,000 tons threshold referenced above in 2012 or thereafter. The EPA has issued guidance on what BACT entails for the control of GHGs, and individual states are now required to determine what controls are required for facilities within their jurisdiction on a case-by-case basis. The ultimate impact of these new regulations on the Company's operations cannot be determined at this time, but the cost of compliance with new regulations could be material. Also, on December 23, 2010, the EPA announced a settlement agreement with states and environmental groups regarding setting new source performance standards for GHG emissions from new and existing coal-, gas- and oil-based power plants. Pursuant to this agreement, and certain agreed upon extensions, the EPA intends to issue proposed rules for new and modified electric generating units ("EGUs") in 2012. On March 27, 2012, EPA released its proposed GHG New Source Performance Standard ("NSPS") for EGUs. The Company is currently determining how this proposed rule may impact existing and future operations, and plans to provide comments to EPA during the 60-day comment period that began on April 13, 2012. The impact of these rules on the Company is unknown at this time, but they could result in significant costs.
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
Contamination Matters. The Company has a provision for environmental remediation obligations of approximately $0.5 million at March 31, 2012, related to compliance with federal and state environmental standards. However, unforeseen expenses associated with environmental compliance or remediation may occur and could have a material adverse effect on the future operations and financial condition of the Company.

The Company incurred the following expenditures during the three and twelve months ended March 31, 2012 and 2011 to comply with federal environmental statutes (in thousands):

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Clean Air Act (1)	$229	$58	$887	$456
Clean Water Act	46	56	254	200
_________________
(1) Includes an accrual of $0.2 million, in the first quarter of 2012, related to Four Corners generating station discussed below.

Environmental Litigation and Investigations. On April 6, 2009, APS received a request from the EPA under Section 114 of the CAA seeking detailed information regarding projects and operations at Four Corners. The EPA has taken the position that many utilities have made certain physical or operational changes at their plants that should have triggered additional regulatory requirements under the New Source Review provisions of the CAA. APS responded to this request in 2009. On February 16, 2010, a group of environmental organizations filed a petition with the United States Departments of Interior and Agriculture requesting that the agencies certify to the EPA that emissions from Four Corners are causing “reasonably attributable visibility impairment” under the CAA.  If the agencies certify impairment, the EPA is required to evaluate and, if necessary, determine “best available retrofit technology" (“BART”) for Four Corners.  On January 19, 2011, a similar group of environmental organizations filed a lawsuit against the Departments of Interior and Agriculture, alleging, among other things, that the agencies failed to act on the February 2010 petition “without unreasonable delay” and requesting the court to order the agencies to act on the petition within 30 days.  Since July 2011, the U.S. Department of Justice ("DOJ"), on behalf of the EPA, and APS have been engaged in substantive settlement negotiations.  Most recently, by letter dated March 2, 2012, the DOJ submitted a revised settlement proposal.  Settlement discussions have included provisions for a civil penalty and environmental mitigation projects. The Company has determined that payment of a penalty and payment for environmental mitigation projects is likely to occur and that the current range for the Company's loss contingency exposure is $0.2 million to $0.9 million. The Company has accrued $0.2 million related to this matter. The settlement discussions have emphasized that the environment mitigation projects that address alleged harm to the Navajo Nation be spent within five years of the date a decree is entered.

The Company received word that Earthjustice filed a lawsuit in the United States District Court for New Mexico on October 4, 2011 for alleged violations of the Prevention of Significant Deterioration provisions of the CAA related to Four Corners. Subsequent to filing its original Complaint, on January 6, 2012, Earthjustice filed a First Amended Complaint adding claims for violations of the CAA's NSPS program. Among other things, the plaintiffs seek to have the court enjoin operations at Four Corners until APS applies for and obtains any required PSD permits and complies with the NSPS. The plaintiffs further request the court to order the payment of civil penalties, including a beneficial mitigation project. APS advised that it believes the claims in this matter are without merit and will vigorously defend against them. The Company is unable to predict the outcome of these alleged violations.

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

I. Employee Benefits
Retirement Plans
The net periodic benefit cost recognized for the three and twelve months ended March 31, 2012 and 2011 is made up of the components listed below as determined using the projected unit credit actuarial cost method (in thousands):

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Components of net periodic benefit cost:
Service cost	$2,225	$1,743	$7,332	$6,307
Interest cost	3,378	3,495	13,870	13,699
Amendments	—	—	—	838
Expected return on plan assets	(3,610)	(3,533)	(14,172)	(13,900)
Amortization of:
Net loss	2,965	1,583	7,926	4,232
Prior service cost	27	27	115	117
Net periodic benefit cost	$4,985	$3,315	$15,071	$11,293
During the three months ended March 31, 2012, the Company contributed $6.4 million of its projected $19.8 million 2012 annual contribution to its retirement plans.
Other Postretirement Benefits
The net periodic benefit cost recognized for the three and twelve months ended March 31, 2012 and 2011 is made up of the components listed below (in thousands):

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Components of net periodic benefit cost:
Service cost	$1,070	$738	$3,320	$3,371
Interest cost	1,415	1,290	5,504	6,229
Expected return on plan assets	(435)	(458)	(1,800)	(1,612)
Amortization of:
Prior service benefit	(1,470)	(1,482)	(5,915)	(3,626)
Net loss (gain)	160	(108)	229	(283)
Net periodic benefit cost	$740	$(20)	$1,338	$4,079

During the three months ended March 31, 2012, the Company contributed $0.6 million of its projected $2.5 million 2012 annual contribution to its postretirement plan.

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
Long-Term Debt and Short-Term Borrowings Under the RCF. The fair values of the Company’s long-term debt and short-term borrowings under the RCF are based on estimated market prices for similar issues and are presented below (in thousands):

	March 31, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Pollution Control Bonds	$193,135	$210,598	$193,135	$206,756
Senior Notes	546,675	647,840	546,662	700,371
RGRT Senior Notes (1)	110,000	117,405	110,000	116,985
RCF (1)	92,570	92,570	33,379	33,379
Total	$942,380	$1,068,413	$883,176	$1,057,491
_______________

(1)
Nuclear fuel financing as of March 31, 2012 is funded through the $110 million RGRT Senior Notes and $39.6 million under the RCF and $53.0 million was outstanding under the RCF for working capital and general corporate purposes. The interest rate on the Company’s borrowings under the RCF is reset throughout the quarter reflecting current market rates. Consequently, the carrying value approximates fair value.

Marketable Securities. The Company’s marketable securities, included in decommissioning trust funds in the balance sheets, are reported at fair value which was $178.5 million and $168.0 million at March 31, 2012 and December 31, 2011, respectively. These securities are classified as available for sale under FASB guidance for certain investments in debt and equity securities and are valued using prices and other relevant information generated by market transactions involving identical or comparable securities. The reported fair values include gross unrealized losses on marketable securities whose impairment the Company has deemed to be temporary. The tables below present the gross unrealized losses and the fair value of these securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	March 31, 2012
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities (1):
Federal Agency Mortgage Backed Securities	$20	$(1)	$1,304	$(33)	$1,324	$(34)
U.S. Government Bonds	3,271	(34)	2,395	(56)	5,666	(90)
Municipal Obligations	3,310	(26)	4,981	(189)	8,291	(215)
Corporate Obligations	2,334	(14)	732	(9)	3,066	(23)
Total Debt Securities	8,935	(75)	9,412	(287)	18,347	(362)
Common Stock	7,546	(1,016)	1,611	(356)	9,157	(1,372)
Total Temporarily Impaired Securities	$16,481	$(1,091)	$11,023	$(643)	$27,504	$(1,734)

_________________

(1)	Includes approximately 87 securities.

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

_________________

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

The reported fair values also include gross unrealized gains on marketable securities which have not been recognized in the Company’s net income. The table below presents the unrecognized gross unrealized gains and the fair value of these securities, aggregated by investment category (in thousands):

	March 31, 2012		December 31, 2011
	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains
Description of Securities:
Federal Agency Mortgage Backed Securities	$23,470	$1,141	$25,077	$1,220
U.S. Government Bonds	11,473	640	10,263	972
Municipal Obligations	26,577	1,506	30,310	1,792
Corporate Obligations	9,733	599	7,641	459
Total Debt Securities	71,253	3,886	73,291	4,443
Common Stock	75,351	22,956	62,479	15,681
Cash and Cash Equivalents	4,420	—	3,739	—
Total	$151,024	$26,842	$139,509	$20,124
The Company’s marketable securities include investments in municipal, corporate and federal debt obligations. Substantially all of the Company’s mortgage-backed securities, based on contractual maturity, are due in 10 years or more. The mortgage-backed securities have an estimated weighted average maturity which generally range from 3 to 7 years and reflects anticipated future prepayments. The contractual year for maturity of these available-for-sale securities as of March 31, 2012 is as follows (in thousands):

	Total	2012	2013 through 2016	2017 through 2021	2022 and Beyond
Municipal Debt Obligations	$34,868	$999	$11,698	$14,977	$7,194
Corporate Debt Obligations	12,799	—	3,692	5,517	3,590
U.S. Government Bonds	17,139	1,209	4,272	7,868	3,790

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company recognizes impairment losses on certain of its securities deemed to be other than temporary. In accordance with FASB guidance, these impairment losses are recognized in net income, and a lower cost basis is established for these securities. For the three and twelve months ended March 31, 2012 and 2011, the Company recognized other than temporary impairment losses on its available-for-sale securities as follows (in thousands):

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Gross unrealized holding losses included in pre-tax income	$—	$—	$(2,116)	$(263)

The Company’s marketable securities in its decommissioning trust funds are sold from time to time and the Company uses the specific identification basis to determine the amount to reclassify out of accumulated other comprehensive income and into net income. The proceeds from the sale of these securities and the related effects on pre-tax income are as follows (in thousands):

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Proceeds from sales of available-for-sale securities	$19,579	$14,231	$88,274	$56,383
Gross realized gains included in pre-tax income	$389	$264	$1,604	$897
Gross realized losses included in pre-tax income	(176)	(59)	(838)	(520)
Gross unrealized losses included in pre-tax income	—	—	(2,116)	(263)
Net gains (losses) in pre-tax income	$213	$205	$(1,350)	$114
Net unrealized holding gains included in accumulated other comprehensive income	$8,158	$2,173	$7,555	$6,415
Net (gains) losses reclassified out of accumulated other comprehensive income	(213)	(205)	1,350	(114)
Net gains in other comprehensive income	$7,945	$1,968	$8,905	$6,301
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
The fair value of the Company’s decommissioning trust funds and investments in debt securities, at March 31, 2012 and December 31, 2011, and the level within the three levels of the fair value hierarchy defined by FASB guidance are presented in the table below (in thousands):

Description of Securities	Fair Value as of March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading Securities:
Investments in Debt Securities	$1,240	$—	$—	$1,240
Available for sale:
U.S. Government Bonds	$17,139	$17,139	$—	$—
Federal Agency Mortgage Backed Securities	24,794	—	24,794	—
Municipal Bonds	34,868	—	34,868	—
Corporate Asset Backed Obligations	12,799	—	12,799	—
Subtotal Debt Securities	89,600	17,139	72,461	—
Common Stock	84,508	84,508	—	—
Cash and Cash Equivalents	4,420	4,420	—	—
Total available for sale	$178,528	$106,067	$72,461	$—

Description of Securities	Fair Value as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading Securities:
Investments in Debt Securities	$1,120	$—	$—	$1,120
Available for sale:
U.S. Government Bonds	$12,776	$12,776	$—	$—
Federal Agency Mortgage Backed Securities	26,825	—	26,825	—
Municipal Bonds	37,316	—	37,316	—
Corporate Asset Backed Obligations	12,400	—	12,400	—
Subtotal Debt Securities	89,317	12,776	76,541	—
Common Stock	74,907	74,907	—	—
Cash and Cash Equivalents	3,739	3,739	—	—
Total available for sale	$167,963	$91,422	$76,541	$—
There were no transfers in and out of Level 1 and Level 2 fair value measurements categories during the three and twelve month periods ending March 31, 2012 and March 31, 2011.
During the fourth quarter of 2011, the Company sold an investment in a debt security for $2.0 million that was categorized as a Level 3 investment. The Company realized in the consolidated statement of operations as investment and interest income a gain on the sale of the debt security of $0.4 million during the twelve month period ending March 31, 2012. There were no other purchases, sales, issuances, or settlements related to the assets in the Level 3 fair value measurement category during the three month periods ending March 31, 2012 and 2011 and the twelve month periods ending March 31, 2012 and 2011.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
El Paso Electric Company:
We have reviewed the consolidated balance sheet of El Paso Electric Company and subsidiary as of March 31, 2012, the related consolidated statements of operations and comprehensive operations for the three-month and twelve-month periods ended March 31, 2012 and 2011, and the related consolidated statements of cash flows for the three-month periods ended March 31, 2012 and 2011. These consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of El Paso Electric Company and subsidiary as of December 31, 2011, and the related consolidated statements of operations, comprehensive operations, changes in common stock equity, and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2011, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ KPMG LLP
Houston, Texas
May 4, 2012

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this Item 2 updates, and should be read in conjunction with, the information set forth in Part II, Item 7 of our 2011 Form 10-K.

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
These forward-looking statements involve known and unknown risks that may cause our actual results in future periods to differ materially from those expressed in any forward-looking statement. Factors that would cause or contribute to such differences include, but are not limited to, such things as:

•	the financial impact of the proposed settlement to our rate case filed February 1, 2012 which is expected to be approved by the PUCT in May or June 2012,

•	our ability to recover our costs and earn a reasonable rate of return on our invested capital through rates,

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
These lists are not all-inclusive because it is not possible to predict all factors. A discussion of some of these factors is included in the 2011 Form 10-K under the headings “Management’s Discussion and Analysis” “-Summary of Critical Accounting Policies and Estimates” and “-Liquidity and Capital Resources.” This report should be read in its entirety. No one section of this report deals with all aspects of the subject matter. Any forward-looking statement speaks only as of the date such statement was made, and we are not obligated to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made except as required by applicable laws or regulations.

Summary of Critical Accounting Policies and Estimates
The preparation of our financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented and actual results could differ in future periods from those estimates. Critical accounting policies and estimates are both important to the portrayal of our financial condition and results of operations and require complex, subjective judgments and are more fully described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2011 Form 10-K.

Summary
The following is an overview of our results of operations for the three and twelve month periods ended March 31, 2012 and 2011. Income before extraordinary item for the three and twelve month periods ended March 31, 2012 and 2011 is shown below:

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Income before extraordinary item (in thousands)	$3,344	$6,775	$100,108	$85,643
Basic earnings per share before extraordinary item	0.08	0.16	2.45	1.99

The following table and accompanying explanations show the primary factors affecting the after-tax change in income before extraordinary item between the 2012 and 2011 periods presented (in thousands):

	Three Months Ended	Twelve Months Ended
March 31, 2011 income before extraordinary item	$6,775	$85,643
Change in (net of tax):
Increased retail non-fuel base revenues (a)	1,339	26,412
Increased transmission revenues (b)	196	2,894
Increased operations and maintenance at fossil fuel generating plants (c)	(1,638)	(6,162)
Decreased allowance for funds used during construction (d)	(1,533)	(6,025)
Decreased deregulated Palo Verde Unit 3 revenues (e)	(849)	(938)
Decreased (increased) Palo Verde operations and maintenance expense (f)	(680)	75
Increased transmission and distribution operating and maintenance expense (g)	(241)	(1,878)
Other	(25)	87
March 31, 2012 income before extraordinary item	$3,344	$100,108

(a)
Retail non-fuel base revenues increased for the three and twelve months ended March 31, 2012 compared to the same periods in 2011 primarily due to a 3.3% and 4.0% increase, respectively, in kWh sales to retail customers reflecting a 1.5% growth in the average number of retail customers served in both the three and twelve month periods. Retail non-fuel base revenues exclude fuel recovered through New Mexico base rates. For a complete discussion of non-fuel rate base revenues, see page 25.

(b)
Transmission revenues increased for the twelve months ended March 31, 2012 compared to the same period last year due to a settlement agreement with Tucson Electric Power Company involving a transmission dispute that resulted in a one-time adjustment to income of $3.9 million, pre-tax.

(c)
Operations and maintenance expense increased in both the three and twelve month periods primarily due to the timing of planned maintenance of our fossil fuel generating units. In the three months ended March 31, 2012, we performed scheduled major maintenance at Rio Grande Unit 8 and at Newman Unit 1. In the twelve months ended March 31, 2012, we also performed scheduled major maintenance at Newman Unit 4 and at the Four Corners generating plant.

(d)
Allowance for funds used during construction ("AFUDC") decreased in the three and twelve months ended March 31, 2012 compared to the same periods last year primarily due to lower balances of construction work in progress subject to AFUDC.

(e)
Revenues from retail sales of deregulated Palo Verde Unit 3 power decreased for the three months ended March 31, 2012 compared to the same period last year due to lower proxy market prices associated with the decline in natural gas prices and a 12% decrease in generation at Palo Verde Unit 3 due to a refueling outage beginning on March 17, 2012 which was completed on April 17, 2012. Revenues from retail sales of deregulated Palo Verde Unit 3 power decreased for the twelve months ended March 31, 2012 compared to the same period last year due to lower proxy market prices and increased costs of nuclear fuel.

(f)
Palo Verde operations and maintenance expense for the three months ended March 31, 2012 compared to the same period last year increased primarily due to the timing of the Unit 3 spring refueling outage which began on March 17, 2012 and was completed on April 17, 2012. In 2011, the Unit 2 spring refueling outage began on April 2, 2011 and was completed on May 6, 2011.

(g)
Transmission and distribution operating and maintenance expense increased for the twelve months ended March 31, 2012 compared to the same period last year primarily due to increased wheeling costs and expenses incurred to comply with specific NERC Critical Infrastructure Protection recommendations.

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
Weather significantly impacts our residential, small commercial and industrial customers, and to a lesser extent, our sales to public authorities. For the three months ended March 31, 2012, retail non-fuel base revenues were negatively impacted by mild winter weather. Heating degree days decreased 8% when compared to the same period in 2011 and were 9% below the 30-year average. For the twelve months ended March 31, 2012, retail non-fuel base revenues were positively impacted by hotter summer weather when compared to the same period in 2011. Heating and cooling degree days can be used to evaluate the effect of weather on energy use. For each degree that the average outdoor temperature varies from a standard of 65 degrees Fahrenheit, a degree day is recorded. The table below shows heating and cooling degree days compared to a 30-year average.

	Three Months Ended			Twelve Months Ended
	March 31,		30-Year	March 31,		30-Year
	2012	2011	Average	2012	2011	Average*
Heating degree days	1,159	1,265	1,273	2,296	2,142	2,426
Cooling degree days	37	41	13	3,131	2,770	2,410

*	Calendar year basis.
Customer growth is a key driver of the growth of retail sales. The average number of retail customers grew 1.5% for both the three and twelve months ended March 31, 2012 when compared to the same periods last year. See the tables presented on pages 27 and 28 which provide detail on the average number of retail customers and the related revenues and kWh sales.
Retail non-fuel base revenues. Our rate structure effective July 1, 2010 through April 30, 2012 in Texas was based on the final order in PUCT Docket No. 37690 which approved a settlement that called for an annual increase of $17.15 million in non-fuel base rates. On April 17, 2012, the City Council (the “Council”) of El Paso, Texas approved the settlement of our 2012 Texas retail rate case and fuel reconciliation in PUCT Docket No. 40094 and on April 26, 2012, the administrative law judge issued an order implementing the settlement rates as temporary rates effective May 1, 2012. Under the terms of the settlement, among other things, we have agreed to a reduction in our current non-fuel base rates of $15 million annually, with the decrease being allocated primarily to Texas retail commercial and industrial customer classes.
Retail non-fuel base revenues increased by $2.1 million or 2.0% for the three months ended March 31, 2012 when compared to the same period last year primarily due to a 3.3% increase in kWh sales to retail customers reflecting a 1.5% growth in the average number of customers served. Sales increased despite mild winter weather. Retail non-fuel base revenues also increased in the three month period due to a 7.5% increase in kWh sales to our large commercial and industrial customers. Retail non-fuel base revenues for the twelve months ended March 31, 2012 increased by $41.9 million or 7.9% compared to the same period in 2011 primarily due to a 4.0% increase in kWh sales to retail customers reflecting hotter summer weather and a 1.5% growth in the average number of customers served. During the twelve months ended March 31, 2012, cooling degree days were 13% above the same period in 2011 and 30% above the 30-year average. KWh sales to residential customers and small commercial and industrial customers increased 6.2% and 3.3%, respectively, during the twelve months ended March 31, 2012 compared to the same period last year. KWh sales to large commercial and industrial customers increased 3.1% and sales to other public authorities increased 2.3% primarily due to increased sales to military bases.

Fuel revenues. Fuel revenues consist of (i) revenues collected from customers under fuel recovery mechanisms approved by the state commissions and the FERC, (ii) deferred fuel revenues which are comprised of the difference between fuel costs and fuel revenues collected from customers, and (iii) fuel costs recovered in base rates in New Mexico. In New Mexico and with our sales for resale customer, the fuel adjustment clause allows us to recover under-recoveries or refund over-recoveries of current fuel costs above the amount recovered in base rates with a two-month lag. In Texas, fuel costs are recovered through a fixed fuel factor. We can seek to revise our fixed fuel factor based upon an approved formula at least four months after our last revision except in the month of December. In addition, if we materially over-recover fuel costs, we must seek to refund the over-recovery, and if we materially under-recover fuel costs, we may seek a surcharge to recover those costs. Fuel over and under recoveries are considered material when they exceed 4% of the previous twelve months’ fuel costs.

In the three months ended March 31, 2012, we over-recovered our fuel costs by $11.9 million compared to a fuel under-recovery of $1.0 million in the same period in 2011. In the twelve months ended March 31, 2012, we under-recovered our fuel costs by $0.9 million compared to fuel over-recoveries of $28.7 million in the same period last year. Refunds of $12.0 million and $23.0 million were returned to our Texas customers in the twelve months ended March 31, 2012 and 2011, respectively. At March 31, 2012, we had a net fuel over-recovery balance of $4.9 million, including $1.5 million in Texas and $3.4 million in New Mexico.
Off-system sales. Off-system sales are wholesale sales into markets outside our service territory. Off-system sales are primarily made in off-peak periods when we have competitive generation capacity available after meeting our regulated service obligations. We shared 25% of our off-system sales margins with our Texas and New Mexico customers and retained 75% of off-system sales margins through June 30, 2010. Pursuant to rate agreements in prior years, effective July 1, 2010, we share 90% of off-system sales margins with our Texas and New Mexico customers, and we retain 10% of off-system sales margins. We are sharing 25% of our off-system sales margins with our sales for resale customer under the terms of a contract which was effective April 1, 2008.
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
Off-system sales revenues decreased $4.6 million, or 21.4% for the three months ended March 31, 2012 when compared to the same period last year as a result of lower average market prices for power and a 7.7% decline in MWh sales. However, retained margins from off-system sales increased $0.2 million for the three months ended March 31, 2012 compared to the same period last year due to the negative impact of power purchases required for system reliability during extremely cold weather in February 2011. Off-system sales revenues decreased $14.5 million, or 16.5% for the twelve months ended March 31, 2012 when compared to the same period last year as a result of lower average market prices for power and a 4.2% decline in MWh sales. Retained margins from off-system sales decreased approximately $1.6 million for the twelve months ended March 31, 2012 compared to the corresponding period in 2011. Off-system sales margins decreased due to lower average market prices for power, a decrease in MWh sales, and the increased sharing of off-system sales margins with customers effective July 1, 2010.

Comparisons of kWh sales and operating revenues are shown below (in thousands):
			Increase (Decrease)
Quarter Ended March 31:	2012	2011	Amount	Percent
kWh sales:
Retail:
Residential	555,569	541,282	14,287	2.6%
Commercial and industrial, small	491,237	478,521	12,716	2.7
Commercial and industrial, large	246,358	229,232	17,126	7.5
Sales to public authorities	343,511	334,969	8,542	2.6
Total retail sales	1,636,675	1,584,004	52,671	3.3
Wholesale:
Sales for resale	11,807	11,653	154	1.3
Off-system sales	708,679	767,620	(58,941)	(7.7)
Total wholesale sales	720,486	779,273	(58,787)	(7.5)
Total kWh sales	2,357,161	2,363,277	(6,116)	(0.3)
Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$46,025	$44,977	$1,048	2.3%
Commercial and industrial, small	33,801	33,214	587	1.8
Commercial and industrial, large	9,371	8,801	570	6.5
Sales to public authorities	16,940	17,020	(80)	(0.5)
Total retail non-fuel base revenues	106,137	104,012	2,125	2.0
Wholesale:
Sales for resale	398	550	(152)	(27.6)
Total non-fuel base revenues	106,535	104,562	1,973	1.9
Fuel revenues:
Recovered from customers during the period	32,534	25,863	6,671	25.8
Under (over) collection of fuel	(11,931)	1,038	(12,969)	—
New Mexico fuel in base rates	16,964	16,369	595	3.6
Total fuel revenues	37,567	43,270	(5,703)	(13.2)	(1)
Off-system sales:
Fuel cost	15,466	20,262	(4,796)	(23.7)
Shared margins	1,188	1,165	23	2.0
Retained margins	140	(61)	201	—
Total off-system sales	16,794	21,366	(4,572)	(21.4)
Other	7,682	6,914	768	11.1	(2)
Total operating revenues	$168,578	$176,112	$(7,534)	(4.3)
Average number of retail customers:
Residential	339,469	334,832	4,637	1.4%
Commercial and industrial, small	38,008	37,064	944	2.5
Commercial and industrial, large	49	50	(1)	(2.0)
Sales to public authorities	4,555	4,536	19	0.4
Total	382,081	376,482	5,599	1.5

(1)	Includes deregulated Palo Verde Unit 3 revenues for the New Mexico jurisdiction of $2.6 million and $3.9 million, respectively.

(2)	Represents revenues with no related kWh sales.

			Increase (Decrease)
Twelve Months Ended March 31:	2012	2011	Amount	Percent
kWh sales:
Retail:
Residential	2,647,677	2,493,836	153,841	6.2%
Commercial and industrial, small	2,364,934	2,289,776	75,158	3.3
Commercial and industrial, large	1,113,166	1,080,032	33,134	3.1
Sales to public authorities	1,588,107	1,551,801	36,306	2.3
Total retail sales	7,713,884	7,415,445	298,439	4.0
Wholesale:
Sales for resale	62,810	56,110	6,700	11.9
Off-system sales	2,628,690	2,742,614	(113,924)	(4.2)
Total wholesale sales	2,691,500	2,798,724	(107,224)	(3.8)
Total kWh sales	10,405,384	10,214,169	191,215	1.9
Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$235,134	$217,757	$17,377	8.0%
Commercial and industrial, small	196,680	182,405	14,275	7.8
Commercial and industrial, large	45,977	43,432	2,545	5.9
Sales to public authorities	94,290	86,564	7,726	8.9
Total retail non-fuel base revenues	572,081	530,158	41,923	7.9
Wholesale:
Sales for resale	1,970	2,186	(216)	(9.9)
Total non-fuel base revenues	574,051	532,344	41,707	7.8
Fuel revenues:
Recovered from customers during the period	151,801	158,418	(6,617)	(4.2)	(1)
Under (over) collection of fuel	948	(28,680)	29,628	—
New Mexico fuel in base rates	74,049	72,416	1,633	2.3
Total fuel revenues	226,798	202,154	24,644	12.2	(2)
Off-system sales:
Fuel cost	69,940	80,917	(10,977)	(13.6)
Shared margins	3,906	5,819	(1,913)	(32.9)
Retained margins	(359)	1,244	(1,603)	—
Total off-system sales	73,487	87,980	(14,493)	(16.5)
Other	36,143	26,717	9,426	35.3	(3)
Total operating revenues	$910,479	$849,195	$61,284	7.2
Average number of retail customers:
Residential	337,378	333,143	4,235	1.3%
Commercial and industrial, small	37,887	36,665	1,222	3.3
Commercial and industrial, large	50	49	1	2.0
Sales to public authorities	4,630	4,594	36	0.8
Total	379,945	374,451	5,494	1.5

(1)	Excludes $12.0 million and $23.0 million of refunds in 2012 and 2011, respectively, related to Texas deferred fuel revenues.

(2)	Includes deregulated Palo Verde Unit 3 revenues for the New Mexico jurisdiction of $13.5 million and $14.9 million, respectively.

(3)	Represents revenues with no related kWh sales. Includes $3.9 million related to the settlement of a transmission dispute with Tucson Electric Power Company recorded in the third quarter of 2011.

Energy expenses
Our sources of energy include electricity generated from our nuclear, natural gas and coal generating plants and purchased power. Palo Verde represents approximately 35% of our available net generating capacity and approximately 63% and 55% of our Company-generated energy for the three and twelve months ended March 31, 2012, respectively. Fluctuations in the price of natural gas, which also is the primary factor influencing the price of purchased power, have had a significant impact on our cost of energy.
Energy expenses decreased $9.2 million or 15.1% for the three months ended March 31, 2012 when compared to 2011 primarily due to (i) decreased costs of purchased power of $5.9 million due to a 19.2% decrease in the market prices for power and a 15.9% decrease in the MWhs purchased, (ii) decreased natural gas costs of $2.7 million due to a 21.2% decrease in the average price of natural gas and an 8.9% decrease in MWhs generated with natural gas, and (iii) decreased coal costs of $1.7 million primarily due to a $2.3 million adjustment for the amortization of final coal reclamation costs in accordance with the final order in PUCT Docket No. 38361 in 2011 partially offset by increase MWh generation in 2012. These decreases were partially offset by increased nuclear fuel costs of $1.0 million due to a 13.2% increase in the cost of nuclear fuel consumed. The table below details the sources and costs of energy for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012			2011
Fuel Type	Cost	MWh	Cost per MWh	Cost	MWh	Cost per MWh
	(in thousands)			(in thousands)
Natural gas (a)	$23,681	562,439	$42.10	$26,343	617,334	$53.44
Coal (b)	3,700	193,483	19.12	5,363	166,971	18.13
Nuclear	12,053	1,281,180	9.41	11,053	1,329,807	8.31
Total	39,434	2,037,102	19.36	42,759	2,114,112	22.27
Purchased power	12,559	472,752	26.57	18,474	561,928	32.88
Total energy	$51,993	2,509,854	20.72	$61,233	2,676,040	24.49
______________

(a)	Natural gas costs have been adjusted for energy expenses capitalized related to Newman Unit 5 phase II pre-commercial testing recorded in 2011.

(b)	Coal costs include $2.3 million adjustment for final coal reclamation amortization in accordance with PUCT Docket No. 38361 recorded in 2011.

Our energy expenses increased $14.4 million or 5.2% for the twelve months ended March 31, 2012 when compared to 2011. The increase was primarily due to increased natural gas costs of $19.6 million primarily due to an 11.4% increase in MWhs generated with natural gas partially offset by a 4.5% decrease in the average cost of natural gas. The increase in energy expenses was also due to a $7.4 million or 19.7% increase in nuclear fuel costs due to (i) a $3.3 million DOE refund recorded in the fourth quarter of 2010 with no comparable activity in the current period, and (ii) an 11.9% increase in the price of nuclear fuel partially offset by a 1.6% decrease in MWh generated by nuclear fuel. These increases in energy expenses were partially offset by decreased costs of purchased power of $12.3 million due to a 14.7% decrease in MWhs purchased. The table below details the sources and costs of energy for the twelve month periods ended March 31, 2012 and 2011.

	Twelve Months Ended March 31,
	2012			2011
Fuel Type	Cost	MWh	Cost per MWh	Cost	MWh	Cost per MWh
	(in thousands)			(in thousands)
Natural gas (a)	$161,598	3,291,894	$48.03	$141,994	2,954,642	$50.31
Coal (b)	13,610	674,444	20.18	13,940	696,798	16.65
Nuclear (c)	44,974	4,893,428	9.19	37,561	4,974,808	8.21
Total	220,182	8,859,766	24.46	193,495	8,626,248	23.31
Purchased power	69,234	2,023,420	34.22	81,543	2,372,774	34.37
Total energy	$289,416	10,883,186	26.27	$275,038	10,999,022	25.70
______________

(a)	Natural gas costs have been adjusted for energy expenses capitalized related to Newman Unit 5 phase II pre-commercial testing recorded in 2011.

(b)	Coal costs include $2.3 million adjustment for final coal reclamation amortization in accordance with PUCT Docket No. 38361 recorded in 2011.

(c)	Includes a DOE refund of $3.3 million for spent fuel storage costs recorded in the fourth quarter of 2010.
Other operations expense
Other operations expense increased $0.3 million for the three months ended March 31, 2012 compared to the same period last year due primarily to increased administrative and general expense of $0.9 million due to increased employee pension and benefits costs as a result of changes in actuarial assumptions used to calculate expenses for our pension and OPEB plans partially offset by a $0.8 million decrease in the ARO accretion expense. The accretion expense decreased as a result of the Palo Verde license extension approved by the NRC in April 2011.

Other operations expense increased $1.7 million for the twelve months ended March 31, 2012 compared to the same period last year. The increase is primarily due to (i) increased transmission operations expense of $2.6 million primarily due to increased wheeling expense and a reliability study for the North American Electric Reliability Corporation, and (ii) increased administrative and general expense of $1.5 million primarily due to increased pension and benefits expenses reflecting changes in actuarial assumptions used to calculate expense for our pension plan. These increases were partially offset by a $3.3 million decrease in the ARO accretion expense. The accretion expense decreased as a result of the Palo Verde license extension approved by the NRC in April 2011.

Maintenance expense
Maintenance expense increased $3.7 million, or 30.5%, for the three months ended March 31, 2012 compared to the same period last year primarily due to the timing of planned maintenance at our gas fired generating plants and the timing of the Palo Verde Unit 3 spring refueling outage. The Palo Verde Unit 3 spring refueling outage began on March 17, 2012, two weeks earlier than the 2011 Palo Verde Unit 2 spring refueling outage, and was completed by April 17, 2012. Maintenance expense increased $11.3 million, or 20.6%, for the twelve months ended March 31, 2012 compared to the same period last year primarily due to increased maintenance of $9.9 million largely as a result of weather-related damage during severe winter weather in February 2011 and freeze protection upgrades at our fossil-fuel generating plants and the timing of planned outages at these plants.
Depreciation and amortization expense
Depreciation and amortization expense decreased $0.4 million and $1.8 million, or 2.0% and 2.1%, for the three and twelve months ended March 31, 2012 compared to the same periods last year primarily due to a reduction in depreciation rates related to the Palo Verde plant resulting from the approval of a license extension for Palo Verde by the NRC in April 2011, partially offset by increases in depreciable plant balances including Phase II of Newman Unit 5.
Taxes other than income taxes
Taxes other than income taxes increased $0.5 million and $0.2 million, or 3.9% and 0.4%, for the three and twelve months ended March 31, 2012 compared to the same periods last year primarily due to an increase in taxable property and property tax rates, and payroll taxes.

Other income (deductions)
Other income (deductions) decreased $1.7 million and $6.2 million for the three and twelve months ended March 31, 2012 compared to the same periods last year due to decreased allowance for equity funds used during construction as a result of lower balances of construction work in progress reflecting the completion of Newman Unit 5 in April 2011. Also during the 2012 twelve month period we incurred a net unrealized and realized loss on equity investments in our decommissioning trust of $1.3 million compared to a $0.1 million realized gain for the same period in 2011.

Interest charges (credits)

Interest charges (credits) increased $0.6 million and $3.5 million, or 5.2% and 8.2%, for the three and twelve months ended March 31, 2012 compared to the same periods last year, respectively, primarily due to decreased allowance for borrowed funds used during construction ("ABFUDC") as a result of lower balances of construction work in progress in the 2012 periods reflecting the completion of Newman Unit 5 in April 2011.
Income tax expense
Income tax expense decreased by $1.2 million, or 61.1%, in the first quarter of 2012 compared to 2011, primarily as a result of decreased pre-tax income. Income tax expense, before extraordinary item, increased by $11.5 million, or 27.9%, in the twelve months ended March 31, 2012 compared to 2011, primarily due to increased pre-tax income and a decrease in the domestic production activities deduction.
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
New Accounting Standards
In June 2011, the FASB issued new guidance to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The new guidance requires an entity to present the total of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both presentations, an entity would have been required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. Historically, we have used the consecutive two-statement approach; however, this new guidance would have required additional disclosure on our statement of operations and related notes. In December 2011, the FASB issued new guidance to defer the effective date for amendments to the presentation of reclassification of items out of accumulated other comprehensive income. Deferring the effective date will allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, we will continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before the guidance issued in June 2011 until further guidance becomes available.
Inflation
For the last several years, inflation has been relatively low and, therefore, has had minimal impact on our results of operations and financial condition.

Liquidity and Capital Resources
We continue to maintain a strong balance of common stock equity in our capital structure which supports our bond ratings, allowing us to obtain financing from the capital markets at a reasonable cost. At March 31, 2012, our capital structure, including common stock, long-term debt and current maturities of long-term debt, and short-term borrowings under the revolving credit facility, consisted of 44.6% common stock equity and 55.4% debt. At March 31, 2012, we had on hand $6.1 million in cash and cash equivalents.
Our principal liquidity requirements in the near-term are expected to consist of capital expenditures to expand and support electric service obligations, expenditures for nuclear fuel inventory, interest payments on our indebtedness, operating expenses including fuel costs, maintenance costs, dividends and taxes.

On April 17, 2012, the Council approved the settlement of our 2012 Texas retail rate case and fuel reconciliation in PUCT Docket No. 40094 and on April 26, 2012, the administrative law judge issued an order implementing the settlement rates as temporary rates effective May 1, 2012. Under the terms of the settlement, among other things, we have agreed to a reduction in our current non-fuel base rates of $15 million annually. As part of the settlement we have agreed to withdraw our request to reconcile fuel costs for the period from July 1, 2009 through September 30, 2011. On April 12, 2012, we filed with the PUCT a request to reduce our fixed fuel factor charged to Texas retail customers. The fixed fuel factor is based upon a formula that reflects current costs of fuel for changes in prices for natural gas and the revision reflects recent declines in prices for natural gas. The impact of the reduction in the fuel factor will be a reduction in annual fuel revenues of approximately $30 million. On April 25, 2012, the administrative law judge issued an order approving a new fuel factor effective May 1, 2012.
Capital Requirements. During the three months ended March 31, 2012, our capital requirements primarily consisted of expenditures for the construction and purchase of electric utility plant, purchases of nuclear fuel, and payment of common stock dividends. Projected utility construction expenditures are to expand and update our transmission and distribution systems, add new generation, and make capital improvements and replacements at Palo Verde and other generating facilities. We are constructing Rio Grande Unit 9, an aeroderivative unit with a net dependable generating capacity of 87 MW that should reach commercial operation by May 2013, at an estimated cost of approximately $83.9 million. As of March 31, 2012, we had expended $48.9 million on Rio Grande Unit 9, including $11.7 million during 2012. These amounts included AFUDC. Estimated cash construction expenditures for all capital projects for 2012 are approximately $227 million, excluding AFUDC, and we expect cash from operations and short-term borrowings from our revolving credit facility to continue to be a primary source of funds for these capital expenditures. See Part I, Item 1, “Business - Construction Program” in our 2011 Form 10-K. Cash capital expenditures for new electric plant were $48.2 million in the three months ended March 31, 2012 compared to $45.4 million in the three months ended March 31, 2011.
On March 30, 2012, we paid $8.8 million of quarterly dividends to shareholders. At the current payout rate, we would expect to pay cash dividends of approximately $35.2 million during 2012. The Board of Directors plans to review the Company's dividend policy annually, in conjunction with the annual shareholders meeting held in the second quarter of each year. Our current expectation is that our payout ratio will trend upward from its current level, with a payout ratio of approximately 45% being the anticipated target for 2012. In addition, we may repurchase common stock in the future. Since 1999, we have returned cash to stockholders through a stock repurchase program pursuant to which we have bought approximately 25.4 million shares of common stock at an aggregate cost of $423.6 million, including commissions. Under our program, purchases can be made at open market prices or in private transactions, and repurchased shares are available for issuance under employee benefit and stock incentive plans, or may be retired. No shares of common stock were repurchased during the three months ended March 31, 2012. As of March 31, 2012, 393,816 shares remain eligible for purchase.
We will continue to maintain a prudent level of liquidity as well as take market conditions for debt and equity securities into account. With the initiation of a dividend in early 2011, we are moving toward primarily utilizing the dividend to maintain a balanced capital structure, supplemented by share repurchases when appropriate. Our liquidity needs can fluctuate quickly based on fuel prices and other factors and we are continuing to make investments in new electric plant and other assets in order to reliably serve our customers. In light of these factors, we expect it will be a number of years before we achieve a dividend payout equivalent to industry average.
Our cash requirements for federal and state income taxes vary from year to year based on taxable income, which is influenced by the timing of revenues and expenses recognized for income tax purposes. Due to accelerated tax deductions and net operating loss carryforwards, tax payments are expected to be minimal in 2012.

We continually evaluate our funding requirements related to our retirement plans, other postretirement benefit plans, and decommissioning trust funds. We contributed $6.4 million of the projected $19.8 million 2012 annual contribution to our retirement plans during the three months ended March 31, 2012. In the three months ended March 31, 2012, we contributed $0.6 million of the projected $2.5 million 2012 annual contribution to our OPEB plan, and $1.1 million of the projected $4.6 million 2012 annual contribution to our decommissioning trust funds. We are in compliance with the funding requirements of the federal government for our benefit plans and decommissioning trust. We will continue to review our funding for these plans in order to meet our future obligations.
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
During the three months ended March 31, 2012, we had increased cash from operations when compared to the same period in 2011 due primarily to the increased collection of deferred fuel revenues in 2012. During the three months ended March 31, 2012, we had an over-recovery of fuel costs, net of refunds, of $11.9 million, compared to an under-recovery, net of refunds, of $1.2 million during the three months ended March 31, 2011. At March 31, 2012, we had a net fuel over-recovery balance of $4.9 million, including $1.5 million in Texas and $3.4 million in New Mexico.
We maintain a revolving credit facility (“RCF”) for working capital and general corporate purposes and the financing of nuclear fuel through the Rio Grande Resources Trust (“RGRT”). RGRT is the trust through which we finance our portion of nuclear fuel for Palo Verde and is consolidated in our financial statements. The RCF has a term ending in September 2016. On March 29, 2012, the Company increased the aggregate unsecured borrowing available under the RCF from $200 million to $300 million. The terms of the agreement provide that amounts we borrow under the RCF may be used for working capital and general corporate purposes. The total amount borrowed for nuclear fuel by RGRT was $149.6 million at March 31, 2012, of which $39.6 million had been borrowed under the revolving credit facility and $110 million was borrowed through senior notes. At March 31, 2011, the total amounts borrowed for nuclear fuel by RGRT was $123.0 million of which $13.0 million was borrowed under the revolving credit facility and $110 million was borrowed through senior notes. Interest costs on borrowings to finance nuclear fuel are accumulated by RGRT and charged to us as fuel is consumed and recovered from customers through fuel recovery charges. At March 31, 2012, $53.0 million was outstanding under the RCF for working capital or general corporate purposes, and no borrowings were outstanding at March 31, 2011.
We believe we have adequate liquidity through our current cash balances, cash from operations, and our revolving credit facility to meet all of our anticipated cash requirements through 2012. In addition, we may issue long-term debt in the capital markets to finance capital requirements.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk due to changes in interest rates, equity prices and commodity prices. See our 2011 Form 10-K, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” for a complete discussion of the market risks we face and our market risk sensitive assets and liabilities. As of March 31, 2012, there have been no material changes in the market risks we face or the fair values of assets and liabilities disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2011 Form 10-K.

Item 4.	Controls and Procedures
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of March 31, 2012, our disclosure controls and procedures are effective.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15, that occurred during the quarter ended March 31, 2012, that materially affected, or that were reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We hereby incorporate by reference the information set forth in Part I of this report under Notes C and H of Notes to Consolidated Financial Statements.

Item 1A.	Risk Factors
Our 2011 Form 10-K includes a detailed discussion of our risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities.

Period	Total Number of Shares Purchased		Average Price Paid per Share (Including Commissions)		Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2012	—		$—		—	393,816
February 1 to February 29, 2012	—		—		—	393,816
March 1 to March 31, 2012	—	—	—	—	—	393,816

Item 6.	Exhibits
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
Dated: May 4, 2012

EL PASO ELECTRIC COMPANY
INDEX TO EXHIBITS

Exhibit Number	Exhibit

†10.01
Form of Directors' Restricted Stock Award Agreement between the Company and certain directors of the Company. (Identical in all material respects to Exhibit 10.07 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

10.02
Incremental Facility Assumption Agreement dated as of March 29, 2012, related to the Amended and Restated Credit Agreement, referred to in Exhibit 10.25-01 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011, among the Company and The Bank of New York Mellon Trust Company, N.A., not in its individual capacity, but solely in its capacity as successor trustee of the Rio Grande Resources Trust II, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as issuing bank and as administrative agent and Union Bank, N.A., as syndication agent.

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

†
In lieu of non-employee director cash compensation, six agreements, dated as of January1 and April 1, 2012, substantially identical in all material respects to this Exhibit, have been entered into with Catherine A. Allen; Patricia Z. Holland-Branch; and Stephen N. Wertheimer; directors of the Company.

