Form 10-Q
period 2012-06-30
EL PASO ELECTRIC CO /TX/
filed 2012-08-03
CIK 31978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
As of July 31, 2012, there were 40,114,838 shares of the Company’s no par value common stock outstanding.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)

ASSETS (In thousands)
Utility plant:
Electric plant in service	$2,797,764	$2,789,773
Less accumulated depreciation and amortization	(1,127,455)	(1,121,653)
Net plant in service	1,670,309	1,668,120
Construction work in progress	225,280	167,394
Nuclear fuel; includes fuel in process of $47,354 and $49,545, respectively	201,785	171,433
Less accumulated amortization	(71,378)	(59,882)
Net nuclear fuel	130,407	111,551
Net utility plant	2,025,996	1,947,065
Current assets:
Cash and cash equivalents	10,084	8,208
Accounts receivable, principally trade, net of allowance for doubtful accounts of $2,887 and $3,015, respectively	95,545	76,348
Accumulated deferred income taxes	19,076	13,752
Inventories, at cost	41,692	40,222
Income taxes receivable	2,214	2,269
Undercollection of fuel revenues	—	9,130
Prepayments and other	9,014	4,810
Total current assets	177,625	154,739
Deferred charges and other assets:
Decommissioning trust funds	178,279	167,963
Regulatory assets	101,554	101,027
Other	28,000	26,057
Total deferred charges and other assets	307,833	295,047
Total assets	$2,511,454	$2,396,851

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Continued)

	June 30, 2012	December 31, 2011
	(Unaudited)
CAPITALIZATION AND LIABILITIES (In thousands except for share data)
Capitalization:
Common stock, stated value $1 per share, 100,000,000 shares authorized, 65,493,993 and 65,295,888 shares issued, and 112,165 and 156,185 restricted shares, respectively	$65,606	$65,452
Capital in excess of stated value	308,360	309,777
Retained earnings	902,578	887,174
Accumulated other comprehensive income (loss), net of tax	(69,707)	(77,505)
	1,206,837	1,184,898
Treasury stock, 25,492,919 shares at cost	(424,647)	(424,647)
Common stock equity	782,190	760,251
Long-term debt	816,524	816,497
Total capitalization	1,598,714	1,576,748
Current liabilities:
Current maturities of long-term debt	33,300	33,300
Short-term borrowings under the revolving credit facility	110,760	33,379
Accounts payable, principally trade	41,173	51,704
Taxes accrued	23,984	30,700
Interest accrued	12,127	12,123
Overcollection of fuel revenues	8,569	2,105
Other	22,696	21,921
Total current liabilities	252,609	185,232
Deferred credits and other liabilities:
Accumulated deferred income taxes	329,468	299,475
Accrued pension liability	122,097	129,627
Accrued postretirement benefit liability	104,007	100,455
Asset retirement obligation	58,290	56,140
Regulatory liabilities	21,290	21,049
Other	24,979	28,125
Total deferred credits and other liabilities	660,131	634,871
Commitments and contingencies
Total capitalization and liabilities	$2,511,454	$2,396,851
See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except for share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Operating revenues	$228,252	$242,605	$396,830	$418,717
Energy expenses:
Fuel	49,366	61,318	88,800	104,077
Purchased and interchanged power	14,522	16,297	27,081	34,771
	63,888	77,615	115,881	138,848
Operating revenues net of energy expenses	164,364	164,990	280,949	279,869
Other operating expenses:
Other operations	58,805	57,209	113,222	111,316
Maintenance	14,806	16,760	30,774	28,996
Depreciation and amortization	19,603	19,524	40,121	40,460
Taxes other than income taxes	14,638	13,376	28,278	26,503
	107,852	106,869	212,395	207,275
Operating income	56,512	58,121	68,554	72,594
Other income (deductions):
Allowance for equity funds used during construction	2,214	2,011	4,170	5,062
Investment and interest income, net	102	1,590	1,878	3,975
Miscellaneous non-operating income	131	1	201	271
Miscellaneous non-operating deductions	(421)	(698)	(903)	(1,413)
	2,026	2,904	5,346	7,895
Interest charges (credits):
Interest on long-term debt and revolving credit facility	13,605	13,526	27,168	27,024
Other interest	278	237	478	534
Capitalized interest	(1,299)	(1,290)	(2,668)	(2,546)
Allowance for borrowed funds used during construction	(1,310)	(1,180)	(2,463)	(3,029)
	11,274	11,293	22,515	21,983
Income before income taxes	47,264	49,732	51,385	58,506
Income tax expense	16,370	16,742	17,147	18,741
Net income	$30,894	$32,990	$34,238	$39,765

Basic earnings per share	$0.77	$0.78	$0.85	$0.94

Diluted earnings per share	$0.77	$0.78	$0.85	$0.94

Dividends declared per share of common stock	$0.25	$0.22	$0.47	$0.22
Weighted average number of shares outstanding	39,958,149	41,853,552	39,934,590	42,079,568
Weighted average number of shares and dilutive potential shares outstanding	40,040,776	42,076,659	40,020,143	42,298,716

 See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except for share data)

	Twelve Months Ended
	June 30,
	2012	2011
Operating revenues	$896,126	$880,403
Energy expenses:
Fuel	208,230	204,061
Purchased and interchanged power	67,459	78,288
	275,689	282,349
Operating revenues net of energy expenses	620,437	598,054
Other operating expenses:
Other operations	231,476	233,895
Maintenance	63,870	55,584
Depreciation and amortization	80,992	82,020
Taxes other than income taxes	57,336	56,079
	433,674	427,578
Operating income	186,763	170,476
Other income (deductions):
Allowance for equity funds used during construction	7,269	10,631
Investment and interest income, net	3,567	7,352
Miscellaneous non-operating income	815	1,486
Miscellaneous non-operating deductions	(2,677)	(3,731)
	8,974	15,738
Interest charges (credits):
Interest on long-term debt and revolving credit facility	54,259	53,408
Other interest	933	723
Capitalized interest	(5,299)	(4,547)
Allowance for borrowed funds used during construction	(4,282)	(6,599)
	45,611	42,985
Income before income taxes and extraordinary item	150,126	143,229
Income tax expense	52,114	46,103
Income before extraordinary item	98,012	97,126
Extraordinary gain related to Texas regulatory assets, net of tax	—	10,286
Net income	$98,012	$107,412

Basic earnings per share:
Income before extraordinary item	$2.42	$2.28
Extraordinary gain related to Texas regulatory assets, net of tax	—	0.24
Net income	$2.42	$2.52

Diluted earnings per share:
Income before extraordinary item	$2.41	$2.27
Extraordinary gain related to Texas regulatory assets, net of tax	—	0.24
Net income	$2.41	$2.51

Dividends declared per share of common stock	$0.91	$0.22
Weighted average number of shares outstanding	40,285,248	42,376,298
Weighted average number of shares and dilutive potential shares outstanding	40,455,626	42,595,011

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012	2011
Net income	$30,894	$32,990	$34,238	$39,765	$98,012	$107,412
Other comprehensive income (loss):
Unrecognized pension and postretirement benefit costs:
Net loss arising during period	—	—	—	—	(77,678)	(9,874)
Prior service benefit	—	—	—	—	—	26,605
Reclassification adjustments included in net income for amortization of:
Prior service benefit	(1,437)	(1,450)	(2,880)	(2,905)	(5,787)	(4,282)
Net loss	2,860	1,778	5,985	3,253	9,237	4,940
Net unrealized gains (losses) on marketable securities:
Net holding gains (losses) arising during period	(2,341)	416	5,817	2,589	4,798	13,232
Reclassification adjustments for net (gains) losses included in net income	1,447	2	1,234	(203)	2,795	(490)
Net losses on cash flow hedges:
Reclassification adjustment for interest expense included in net income	95	88	189	176	374	348
Total other comprehensive income (loss) before income taxes	624	834	10,345	2,910	(66,261)	30,479
Income tax benefit (expense) related to items of other comprehensive income (loss):
Unrecognized pension and postretirement benefit costs	(541)	(124)	(1,096)	(131)	29,169	(6,306)
Net unrealized gains (losses) on marketable securities	189	(157)	(1,370)	(517)	(1,416)	(2,588)
Losses on cash flow hedges	(36)	(33)	(81)	(66)	(218)	(128)
Total income tax benefit (expense)	(388)	(314)	(2,547)	(714)	27,535	(9,022)
Other comprehensive income (loss), net of tax	236	520	7,798	2,196	(38,726)	21,457
Comprehensive income	$31,130	$33,510	$42,036	$41,961	$59,286	$128,869
See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net income	$34,238	$39,765
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of electric plant in service	40,121	40,460
Amortization of nuclear fuel	21,807	17,958
Deferred income taxes, net	18,630	12,647
Allowance for equity funds used during construction	(4,170)	(5,062)
Other amortization and accretion	6,804	11,772
Other operating activities	937	(216)
Change in:
Accounts receivable	(19,197)	(35,772)
Inventories	(1,087)	(2,741)
Net overcollection (undercollection) of fuel revenues	15,594	(25,827)
Prepayments and other	(5,456)	(5,713)
Accounts payable	(4,748)	4,934
Taxes accrued	(6,661)	6,326
Interest accrued	4	9
Other current liabilities	775	(1,412)
Deferred charges and credits	(5,695)	(7,547)
Net cash provided by operating activities	91,896	49,581
Cash flows from investing activities:
Cash additions to utility property, plant and equipment	(99,929)	(86,950)
Cash additions to nuclear fuel	(38,155)	(24,140)
Capitalized interest and AFUDC:
Utility property, plant and equipment	(6,633)	(8,091)
Nuclear fuel	(2,668)	(2,546)
Allowance for equity funds used during construction	4,170	5,062
Decommissioning trust funds:
Purchases, including funding of $2.3 and $4.3 million, respectively	(64,011)	(42,641)
Sales and maturities	59,513	36,406
Other investing activities	978	188
Net cash used for investing activities	(146,735)	(122,712)
Cash flows from financing activities:
Repurchases of common stock	—	(26,320)
Dividends paid	(18,834)	(9,248)
Borrowings under the revolving credit facility:
Proceeds	121,964	65,770
Payments	(44,583)	(30,832)
Other financing activities	(1,832)	(317)
Net cash provided by (used for) financing activities	56,715	(947)
Net increase (decrease) in cash and cash equivalents	1,876	(74,078)
Cash and cash equivalents at beginning of period	8,208	79,184
Cash and cash equivalents at end of period	$10,084	$5,106
See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A. Principles of Preparation
These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Annual Report of El Paso Electric Company on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”). Capitalized terms used in this report and not defined herein have the meaning ascribed for such terms in the 2011 Form 10-K. In the opinion of the Company’s management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at June 30, 2012 and December 31, 2011; the results of its operations and comprehensive operations for the three, six and twelve months ended June 30, 2012 and 2011; and its cash flows for the six months ended June 30, 2012 and 2011. The results of operations and comprehensive operations for the three and six months ended June 30, 2012 and the cash flows for the six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full calendar year.
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
Revenues. Revenues related to the sale of electricity are generally recorded when service is rendered or electricity is delivered to customers. The billing of electricity sales to retail customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. Unbilled revenues are estimated based on monthly generation volumes and by applying an average revenue/kWh to the number of estimated kWhs delivered but not billed. Accounts receivable included accrued unbilled revenues of $29.1 million and $19.6 million at June 30, 2012 and December 31, 2011, respectively. The Company presents revenues net of sales taxes in its consolidated statements of operations.
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

Supplemental Cash Flow Disclosures (in thousands)
	Six Months Ended
	June 30,
	2012	2011
Cash paid for:
Interest on long-term debt and borrowing under the revolving credit facility	$25,106	$24,256
Income taxes paid (refund), net	3,159	(3,101)
Non-cash financing activities:
Grants of restricted shares of common stock	2,331	3,193
Issuance of performance shares	1,193	565
Acquisition of treasury stock for options exercised	—	500

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

B. New Accounting Standards

In June 2011, the FASB issued new guidance to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The new guidance required an entity to present the total of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both presentations, an entity would have been required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. Historically, the Company used the consecutive two-statement approach; however, this new guidance would have required additional disclosure on the Company's statement of operations and related notes. In December 2011, the FASB issued new guidance to defer the effective date for amendments to the presentation of reclassification of items out of accumulated other comprehensive income. Deferring the effective date will allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, the Company will continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before the guidance issued in June 2011 until further guidance becomes available.

C. Regulation
General
The rates and services of the Company are regulated by incorporated municipalities in Texas, the PUCT, the NMPRC, and the FERC. The PUCT and the NMPRC have jurisdiction to review municipal orders, ordinances and utility agreements regarding rates and services within their respective states and over certain other activities of the Company. The FERC has jurisdiction over the Company's wholesale (sales for resale) transactions, transmission service and compliance with federally-mandated reliability standards. The decisions of the PUCT, NMPRC and the FERC are subject to judicial review.

Texas Regulatory Matters

2012 Texas Retail Rate Case. The Company filed a rate increase request with the PUCT, Docket No. 40094, the City of El Paso, and other Texas cities on February 1, 2012. The rate filing was made in response to a resolution adopted by the El Paso City Council (the "Council") requiring the Company to show cause why its base rates for customers in the El Paso city limits should not be reduced. The rate filing used a historical test year ended September 30, 2011. The filing at the PUCT also included a request to reconcile $356.5 million of fuel expense for the period July 1, 2009 through September 30, 2011. On November 15, 2011, the Council adopted a resolution which established current rates as temporary rates for the Company's customers residing within the city limits of El Paso.

On April 17, 2012, the Council approved the settlement of the Company's 2012 Texas retail rate case and fuel reconciliation in PUCT Docket No. 40094. The settlement reflects discussions with the PUCT, the City of El Paso and other intervenors in Docket No. 40094. The approval by the Council (i) resolves the local City of El Paso rate proceeding that commenced with the October 4, 2011 show cause order of the Council, (ii) implements new rates within the city limits of El Paso commencing with bills rendered on and after May 1, 2012, and (iii) rescinds and withdraws the temporary rate order that the Council issued on November 15, 2011.
For Texas service areas outside of the city limits of El Paso, the settlement was filed with the PUCT on April 19, 2012, and no intervenors opposed the settlement. On April 26, 2012, the administrative law judges issued an order (i) implementing the settlement rates as temporary rates effective May 1, 2012, and (ii) dismissing the case before the State Office of Administrative Hearings, sending the settlement to the PUCT for final approval. The PUCT issued a final order approving the settlement on May 23, 2012.
Under the terms of the settlement, among other things, the Company has agreed to:

•
A reduction in its current non-fuel base rates of $15 million annually, with the decrease being allocated primarily to Texas retail commercial and industrial customer classes. The rate decrease was effective as of May 1, 2012 and is the same rate decrease approved by the El Paso Council described above;

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
As part of the settlement, the Company agreed to withdraw its request to reconcile fuel costs for the period from July 1, 2009 through September 30, 2011. The Company will file a fuel reconciliation request covering the period beginning July 1, 2009 and ending no later than June 30, 2013 by December 31, 2013 or as part of its next rate case, if earlier.
Fuel and Purchased Power Costs. The Company's actual fuel costs, including purchased power energy costs, are recoverable from its customers. The PUCT has adopted a fuel cost recovery rule (“Texas Fuel Rule”) that allows the Company to seek periodic adjustments to its fixed fuel factor. The Company received approval in PUCT Docket No. 37690, to implement a formula to determine its fuel factor which adjusts natural gas and purchased power to reflect natural gas futures prices. The Company can seek to revise its fixed fuel factor based upon the approved formula at least four months after its last revision except in the month of December. The Texas Fuel Rule requires the Company to request to refund fuel costs in any month when the over-recovery balance exceeds a threshold material amount and it expects fuel costs to continue to be materially over-recovered. The Texas Fuel Rule also permits the Company to seek to surcharge fuel under-recoveries in any month the balance exceeds a threshold material amount and it expects fuel cost recovery to continue to be materially under-recovered. Fuel over and under-recoveries are considered material when they exceed 4% of the previous twelve months' fuel costs. All such fuel revenue and expense activities are subject to periodic final review by the PUCT in fuel reconciliation proceedings.
The Company has filed the following petitions with the PUCT to refund recent fuel cost over-recoveries, due primarily to fluctuations in natural gas markets and consumption levels. The table summarizes the docket number assigned by the PUCT, the dates the Company filed the petitions and the dates a final order was issued by the PUCT approving the refunds to customers. The fuel cost over-recovery periods represent the months in which the over-recoveries took place, and the refund periods represent the billing month(s) in which customers received the refund amounts shown, including interest:

Docket No.	Date Filed	Date Approved	Recovery Period	Refund Period	Refund Amount (In Thousands)
38253	May 12, 2010	July 15, 2010	December 2009 – March 2010	July – August 2010	$11,100
38802	October 20, 2010	December 16, 2010	April – September 2010	December 2010	12,800
39159	February 18, 2011	May 3, 2011	October – December 2010	April 2011	11,800
40622	August 3, 2012	Pending Approval	January 2011- June 2012	September 2012	6,600

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Application of El Paso Electric Company to Amend its Certificate of Convenience and Necessity ("CCN") for Five Solar Powered Generation Projects. On December 9, 2011, the Company filed a petition seeking a CCN to construct five solar powered generation projects, totaling approximately 2.6 MW, at four locations within the City of El Paso and one location in the Town of Van Horn. This case was assigned PUCT Docket No. 39973. A hearing was conducted on June 20, 2012, and a final order is expected in the fourth quarter of 2012.
Generation CCN Filing. On May 2, 2012, the Company filed a petition with the PUCT requesting a CCN to construct a new generation facility to be located at a new plant site, the Montana Power Station, in far east El Paso. The new facility will initially consist of two 88 MW simple-cycle aeroderivative combustion turbines, which will be powered by natural gas. The first unit is scheduled to become operational in 2014. This case was assigned PUCT Docket No. 40301. On August 2, 2012, the administrative law judge established a September 2012 deadline for filing a settlement agreement or a request for hearing.
Energy Efficiency Cost Recovery Factor. On April 30, 2012, the Company filed an application to revise its Energy Efficiency Cost Recovery Factor ("EECRF") and to establish revised energy efficiency goals and cost caps, pursuant to Public Utility Regulatory Act ("PURA") Section 39.905 and PUC Substantive Rule 25.181. The expenditures, revised energy efficiency goals, cost caps proposed by the Company for 2013, a half year of amortization of the prior year deferred costs, and a refund of over-recovery of costs for 2011 result in a decrease in the currently effective EECRF. The State Office of Administrative Hearings established a procedural schedule designed to produce a final order in September 2012. The Company and all parties have agreed to a settlement in principle in this case and have notified the administrative law judge that they intend to file a settlement agreement on or before August 8, 2012.
Military Base Discount Recovery Factor. On July 16, 2012, the Company filed a petition to revise its Military Base Discount Recovery Factor ("MBDRF"), pursuant to PURA Section 36.354, which requires that each electric utility, in an area where customer choice is not available, provide discounted charges to military bases. The Company's rates provide for the 20% discount required by PURA for eligible customers, and assess a surcharge designed to recover the cost of the discount from all other Texas customers. The MBDRF is assessed on the base rate portion of customer bills, and the Company has proposed to increase the surcharge from 0.936% to 1.319%.
New Mexico Regulatory Matters
Application for Approval to Recover Regulatory Disincentives and Incentives. On August 31, 2010, the Company filed an application for approval of its proposed rate design methodology to recover regulatory disincentives and provide incentives associated with the Company’s energy efficiency and load management programs in New Mexico. On March 18, 2011, the Company entered into an uncontested stipulation which would provide for a rate per kWh of energy efficiency savings that would be recovered through the efficient use of energy rider. A hearing on the uncontested stipulation was held on April 26, 2011 and briefs were filed on September 26, 2011. A final order was issued on November 22, 2011 in which the NMPRC did not adopt the unopposed stipulation, but modified the structure of the energy rider to reduce the return to two percent and made the mechanism temporary.  The Company filed a Notice of Appeal with the Supreme Court of the State of New Mexico on January 20, 2012 on the grounds that the NMPRC's decision is arbitrary and without substantial evidence. However, in accordance with the final order issued on November 22, 2011, the efficient use of energy rider was implemented for New Mexico customers on February 1, 2012. The Supreme Court suspended the appeal pending further NMPRC final order in the Company's 2011 Application for rate rider.
Application for Approval of 2011 New and Modified Energy Efficiency Programs. On February 15, 2011, the Company filed an Application for Approval of New and Modified Energy Efficiency Programs for 2011 with the NMPRC. On June 22, 2011, parties to this case entered into a partial stipulation, agreeing on all issues, except for a military base free-ridership issue. On June 24, 2011, the New Mexico Attorney General filed a statement in opposition to the proposed partial stipulation. On January 25, 2012, a hearing examiner issued a recommended decision modifying the stipulation by approving the Energy Efficiency programs and budgets with the exception of the Commercial Lighting Program, approving the adder for 2011 but not for 2012 or 2013 and excluding the Military Research & Development Class from participation in the rate rider and reducing the Company's required saving goals accordingly. On February 2, 2012, the Company filed exceptions to the recommended decision and requested an interim order related to this matter. The NMPRC issued a final order approving the partial stipulation and rejecting the Company's exceptions on February 21, 2012. On March 5, 2012, the Company filed an unopposed motion to immediately implement the approved programs and to initiate further proceedings to allow the parties to supplement the record to support the stipulated adders for 2012 and 2013. On March 20, 2012 the NMPRC issued an order granting the unopposed motion. On April 4, 2012, the hearing examiner issued a procedural order requiring additional information supporting the stipulated adders and recovery of regulatory disincentives. The Company filed direct testimony on April 25, 2012 in response to the procedural order. A public hearing was held on July 5 and July 6, 2012. A final order is expected in the fourth quarter of 2012.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Generation CCN Filing. On May 2, 2012, the Company filed a petition with the NMPRC requesting a CCN to construct a new generation facility to be located at a new plant site, the Montana Power Station, in far east El Paso. The new facility will initially consist of two 88 MW simple-cycle aeroderivative combustion turbines, which will be powered by natural gas. The first unit is scheduled to become operational in 2014. This case was assigned NMPRC Case No. 12-00137-UT. No party has intervened in the proceeding. The procedural schedule adopted by the NMPRC established August 10, 2012 for Staff testimony, and August 13, 2012 as the deadline for protest.
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
2012 Annual Procurement Plan Pursuant to the Renewable Energy Act. On June 29, 2012, the Company filed its application for approval of its 2012 Annual Procurement Plan pursuant to the New Mexico Renewable Energy Act and NMPRC rule 17.9.572 New Mexico Adminstrative Code ("NMAC"). The plan sets out the Company's procurement of renewable resources and estimated costs for 2013 and 2014 to meet Renewable Portfolio Standards (“RPS”) and resource diversity requirements. Concurrently, the Company filed its Annual Renewable Energy portfolio report for 2011. The Company will meet 2013 and 2014 RPS requirements using previously approved resources. Hearings are scheduled for October and a final order is expected in the fourth quarter of 2012.
2012 Integrated Resource Plan (“IRP”). On July 16, 2012, the Company filed its IRP pursuant to the requirements of the NMPRC IRP Rule, 17.7.3 NMAC. This document discusses the Company's integrated resource planning process and develops an integrated resource portfolio to cost-effectively meet the energy needs of its customers for the next twenty years and specifically identifies the Company's resource needs and plans for resource additions during the next four years. The Company's 2012 IRP and Four-Year Action Plan build upon the initial IRP and four-year action plan, submitted to the Commission on July 16, 2009.

Pollution Control Bond Refunding. On April 12, 2012, the Company filed an application with the NMPRC requesting authority for long-term securities transactions necessary to refund and reissue certain Pollution Control Refunding Revenue Bonds (the "PCBs"). On May 31, 2012, the Company received final approval from the NMPRC in case No. 12-00108-UT, which granted the Company the authority to enter into the securities transactions necessary to refund and reissue the 4.00% 2002 Series A refunding bonds in a principal amount of $33.3 million and the 4.80% 2005 Series A refunding bonds in a principal amount of $59.2 million.
Federal Regulatory Matters
Transmission Dispute with Tucson Electric Power Company (“TEP”). On August 31, 2011, the FERC issued an order approving the settlement of a long standing transmission dispute between TEP and the Company that became effective November 1, 2011. The settlement reduces TEP’s transmission rights under the Transmission Agreement from 200 MW to 170 MW and TEP and the Company have entered into two new firm transmission agreements under which TEP is purchasing from the Company new transmission service at the Company's applicable tariff rates for a total of 40 MW. Those two new service agreements were entered into and became effective November 1, 2011. Also under the terms of the settlement, TEP made a lump-sum cash payment to the Company of approximately $5.4 million for the period February 1, 2006 through September 30, 2011, including interest income. This adjustment was recorded in the three months ended September 30, 2011. The Company shared with its Texas customers 25% of the transmission revenues earned before July 1, 2010, or approximately $0.7 million, through a credit to Texas fuel recoveries.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revolving Credit Facility and Guarantee of Debt. On October 13, 2011, the Company received final approval from the FERC in Docket No. ES11-43-000 to amend and restate the Company's $200 million RCF, which includes an option, subject to lender's approval, to expand the size to $300 million, and to incrementally issue up to $300 million of long-term debt as and when needed. Obtaining the ability to issue up to $300 million of new long-term debt provides the Company with the flexibility to access the debt capital markets when needed and when conditions are favorable. The Company has two years in which to issue this newly-authorized long-term debt. As noted above, on November 15, 2011, the RCF was amended and restated, and on March 29, 2012, the aggregate unsecured borrowing available under the RCF was increased to $300 million.
Pollution Control Bond Refunding. On April 13, 2012, the Company filed an application with the FERC requesting authority for long-term securities transactions necessary to refund and reissue certain PCBs. On May 30, 2012, the Company received final approval from the FERC in Docket No. ES12-34-0000, granting authority to enter into the securities transactions necessary to refund and reissue the 4.00% 2002 Series A refunding bonds in a principal amount of $33.3 million and the 4.80% 2005 Series A refunding bonds in a principal amount of $59.2 million.

D. Common Stock
Repurchase Program. No shares of common stocks were repurchased during the first six months of 2012. Details regarding the Company’s stock repurchase program are presented below:

	Since 1999 (a)	Authorized Shares
Shares repurchased (b)	25,406,184
Cost, including commission (in thousands)	$423,647
Total remaining shares available for repurchase at June 30, 2012		393,816
_______________________

(a)	Represents repurchased shares and cost since inception of the stock repurchase program in 1999.

(b)	Shares repurchased does not include 86,735 treasury shares related to employee compensation arrangements outside of the Company's repurchase programs.
The Company may in the future make purchases of its common stock pursuant to its authorized programs in open market transactions at prevailing prices and may engage in private transactions where appropriate. The repurchased shares either will be available for issuance under employee benefit and stock incentive plans, or may be retired.
Dividend Policy. On July 25, 2012, the Board of Directors declared a quarterly cash dividend of $0.25 per share payable on September 28, 2012. On June 29, 2012, the Company paid $10.0 million in dividends to shareholders. The Company paid a total of $18.8 million and $36.8 million in cash dividends during the six and twelve months ended June 30, 2012, respectively. The Company paid a total of $9.2 million in cash dividends during the six and twelve months ended June 30, 2011.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Basic and Diluted Earnings Per Share. The basic and diluted earnings per share are presented below (in thousands except for share data):
	Three Months Ended June 30,
	2012	2011
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	39,958,149	41,853,552
Dilutive effect of unvested performance awards	64,698	195,078
Dilutive effect of stock options	17,929	28,029
Diluted number of common shares outstanding	40,040,776	42,076,659
Basic net income per common share:
Net income	$30,894	$32,990
Income allocated to participating restricted stock	(83)	(157)
Net income available to common shareholders	$30,811	$32,833
Diluted net income per common share:
Net income	$30,894	$32,990
Income reallocated to participating restricted stock	(83)	(157)
Net income available to common shareholders	$30,811	$32,833
Basic net income per common share:
Distributed earnings	$0.25	$0.22
Undistributed earnings	0.52	0.56
Basic net income per common share	$0.77	$0.78
Diluted net income per common share:
Distributed earnings	$0.25	$0.22
Undistributed earnings	0.52	0.56
Diluted net income per common share	$0.77	$0.78

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	39,934,590	42,079,568
Dilutive effect of unvested performance awards	65,450	182,252
Dilutive effect of stock options	20,103	36,896
Diluted number of common shares outstanding	40,020,143	42,298,716
Basic net income per common share:
Net income	$34,238	$39,765
Income allocated to participating restricted stock	(104)	(179)
Net income available to common shareholders	$34,134	$39,586
Diluted net income per common share:
Net income	$34,238	$39,765
Income reallocated to participating restricted stock	(104)	(178)
Net income available to common shareholders	$34,134	$39,587
Basic net income per common share:
Distributed earnings	$0.47	$0.22
Undistributed earnings	0.38	0.72
Basic net income per common share	$0.85	$0.94
Diluted net income per common share:
Distributed earnings	$0.47	$0.22
Undistributed earnings	0.38	0.72
Diluted net income per common share	$0.85	$0.94

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Twelve Months Ended June 30,
	2012	2011
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	40,285,248	42,376,298
Dilutive effect of unvested performance awards	148,256	164,636
Dilutive effect of stock options	22,122	54,077
Diluted number of common shares outstanding	40,455,626	42,595,011
Basic net income per common share:
Net income	$98,012	$107,412
Income allocated to participating restricted stock	(379)	(458)
Net income available to common shareholders	$97,633	$106,954
Diluted net income per common share:
Net income	$98,012	$107,412
Income reallocated to participating restricted stock	(378)	(456)
Net income available to common shareholders	$97,634	$106,956
Basic net income per common share:
Distributed earnings	$0.91	$0.22
Undistributed earnings	1.51	2.30
Basic net income per common share	$2.42	$2.52
Diluted net income per common share:
Distributed earnings	$0.91	$0.22
Undistributed earnings	1.50	2.29
Diluted net income per common share	$2.41	$2.51

The amount of restricted stock awards, performance shares and stock options excluded from the calculation of the diluted number of common shares outstanding because their effect was antidilutive is presented below:

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012	2011
Restricted stock awards	32,101	69,639	45,951	81,858	63,699	79,991
Performance shares (a)	51,133	—	47,092	—	23,546	—
Stock options	—	—	—	—	—	—
______________________

(a)
Performance shares excluded from the computation of diluted earnings per share, as no payouts would have been required based upon performance at the end of the corresponding period. This amount assumes a 100% performance level payout.

E. Long-Term Debt and Financing Obligations

Revolving Credit Facility. The Company maintains a revolving credit facility (“RCF”) for working capital and general corporate purposes and financing of nuclear fuel through the Rio Grande Resources Trust (the “RGRT”). RGRT is the trust through which the Company finances its portion of nuclear fuel for Palo Verde and is consolidated in the Company's financial statements. The RCF has a term ending September 2016. On March 29, 2012, the Company and the Bank of New York Mellon Trust Company, N.A., as trustee of the RGRT, entered into the Incremental Facility Assumption Agreement (the “Assumption Agreement”) related to the RCF with JP Morgan Chase Bank, N.A., as administrative agent and issuing bank, Union Bank, N.A., as syndication agent, and various lending banks party thereto. The Assumption Agreement provides for the Company's exercise in full of the accordion feature provided for under the RCF, increasing the aggregate unsecured borrowing available from $200 million to $300 million.
In addition, the Assumption Agreement reflects the addition of a new lender under the RCF. No other material modifications were made to the terms and conditions of the RCF. The total amount borrowed for nuclear fuel by RGRT was $144.8 million at June 30, 2012, of which $34.8 million had been borrowed under the RCF and $110 million was borrowed through senior notes. At

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

December 31, 2011, the total amount borrowed for nuclear fuel by RGRT was $123.4 million of which $13.4 million was borrowed under the RCF and $110 million was borrowed through senior notes. Interest costs on borrowings to finance nuclear fuel are accumulated by RGRT and charged to the Company as fuel is consumed and recovered through fuel recovery charges. At June 30, 2012, $76.0 million was outstanding under the RCF for working capital or general corporate purposes. At December 31, 2011, $20.0 million was outstanding under the RCF for working capital or general corporate purposes.

Pollution Control Bonds (“PCBs”). The Company has four series of tax exempt unsecured PCBs in aggregate principal amount of $193.1 million. The 4.00% 2002 Series A with a principal amount of $33.3 million is shown as current maturities of long-term debt on the Company's June 30, 2012 and December 31, 2011 balance sheets. On August 1, 2012, the Company completed a refunding transaction where it purchased these PCBs. The Company may remarket these PCBs at a future date depending on financing needs and market conditions.
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
For the three months ended June 30, 2012 and 2011, the Company’s consolidated effective tax rate was 34.6% and 33.7%, respectively. For the six months ended June 30, 2012 and 2011, the Company's consolidated effective tax rate was 33.4% and 32.0%, respectively. For the twelve months ended June 30, 2012 and 2011, the Company's consolidated effective tax rate was 34.7% and 32.6%, respectively. The Company's consolidated effective tax rate for the three, six and twelve months ended June 30, 2012 differs from the federal statutory tax rate of 35.0% primarily due to the allowance for equity funds used during construction and state income taxes.
FASB guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In the second quarter of 2012, a $2.8 million decrease was made to the previous reserve for capitalized assets. The decrease is primarily a result of facts and circumstances relating to an IRS safe harbor method regarding units of property of transmission and distribution assets. Further changes to the unrecognized tax position may be recognized as the IRS releases additional guidance as it pertains to generation assets and as the IRS audits of the 2009, 2010 and 2011 tax returns progress. A reconciliation of the June 30, 2012 and 2011 amount of unrecognized tax benefits is as follows (in thousands):

	2012	2011
Balance at January 1	$9,500	$7,300
Additions/(reductions) based on tax positions related to the current year	200	1,100
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	(2,800)	—
Balance at June 30	$6,900	$8,400

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

Cross-State Air Pollution Rule. In July 2011, the EPA finalized the Cross-State Air Pollution Rule (“CSAPR”) which is intended to replace CAIR. CSAPR requires 28 states, including Texas, to further reduce power plant emissions of SO2 and NOx. Under CSAPR, reductions in annual SO2 and NOx emissions were required to begin January 1, 2012, with further reductions required beginning January 1, 2014. On December 30, 2011, the U.S. Court of Appeals for the District of Columbia Circuit issued its ruling to stay CSAPR, including the supplemental final rule, pending judicial review, which delays CSAPR's implementation date beyond January 1, 2012. The court is scheduled to hear the cases against the rule in 2012, with a decision later in 2012. As the outcome of the judicial review and any other legal or Congressional challenges are uncertain, the Company is unable to determine what impact CSAPR may ultimately have on its operations and consolidated financial results, but it could be material. Until the legal challenges to CSAPR are resolved, the Company's obligations under CAIR remains in effect.

National Ambient Air Quality Standards. Under the CAA, the EPA sets National Ambient Air Quality Standards ("NAAQS") for six criteria emissions considered harmful to public health and the environment, including PM, NOx, CO and SO2. Areas meeting the NAAQS are designated attainment areas while those that do not meet the NAAQS are considered nonattainment areas. Each state must develop a plan to bring nonattainment areas into compliance with the NAAQS. NAAQS must be reviewed by the

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

EPA at five-year intervals. In 2010, the EPA strengthened the NAAQS for both NOx and SO2. The Company continues to evaluate what impact this could have on its operations. If the Company is required to install additional equipment to control emissions at its facilities, the revised NAAQS could have a material impact on its operations and consolidated financial results. In addition, as a result of EPA's review of the PM NAAQS, the agency proposed on June 14, 2012, to strengthen the annual health standard for fine particulate matter and set a new, separate fine particle standard to improve visibility. Also, the EPA had been in the process of revising the NAAQS for ozone, when, in September 2011, President Obama ordered the EPA to withdraw its proposal. Work, however, is underway to support EPA's planned reconsideration of the standards in 2013. The Company cannot at this time predict the impact of these possible new standards on its operations or consolidated financial results, but it could be material.

Utility MACT. The operation of coal-fired power plants, such as the Company's Four Corners plant, results in emissions of mercury and other air toxics. In December 2011, the EPA finalized Mercury and Air Toxics Standards (known as the "Utility MACT") for oil- and coal-fired power plants, which replaces the prior federal Clean Air Mercury Rule and requires significant reductions in emissions of mercury and other air toxics. Several challenges are being made to this rule, including a proposal to withdraw the rule, which was rejected by the Senate on June 20, 2012. These challenges notwithstanding, companies impacted by the new standards will have up to four (and in certain limited cases five) years to comply. Information to the Company from the Four Corners plant operator, APS, indicates that APS believes Units 4 and 5 will require no additional modifications to achieve compliance with the Utility MACT standards; however, further testing and evaluation are planned. If additional controls are needed, the cost of compliance could be material.
Climate Change. A significant portion of the Company's generation assets are nuclear or gas-fired, and as a result, the Company believes that its greenhouse gas (“GHG”) emissions are low relative to electric power companies who rely on more coal-fired generation. However, regulations governing the emission of GHGs, such as carbon dioxide, could impose significant costs or limitations on the Company. In recent years, the U.S. Congress has considered new legislation to restrict or regulate GHG emissions, although federal efforts directed at enacting comprehensive climate change legislation stalled in 2010 and appear unlikely to recommence in the near future. Nonetheless, it is possible that federal legislation related to GHG emissions will be considered by Congress in the future. The EPA has begun using the CAA to limit carbon dioxide and other GHG emissions, and other measures are being imposed or offered by individual states, municipalities and regional agreements with the goal of reducing GHG emissions.
In September 2009, the EPA adopted a rule requiring approximately 10,000 facilities comprising a substantial percentage of annual U.S. GHG emissions to inventory their emissions starting in 2010 and to report those emissions to the EPA beginning in 2011. The Company's fossil fuel-fired power generating assets are subject to this rule, and the first report containing 2010 emissions was submitted to the EPA prior to the September 30, 2011 due date. The Company also has inventoried and implemented procedures for electrical equipment containing sulfur hexafluoride ("SF6"), another GHG. The Company is tracking these GHG emissions pursuant to the EPA's new SF6 reporting rule that was finalized in late 2010 and became effective January 1, 2011. The first report to EPA under this rule was originally due on March 31, 2012, but in November 2011, EPA delayed its submittal to September 28, 2012.
The EPA has also proposed and finalized other rulemakings on GHG emissions that affect electric utilities. Under EPA regulations finalized in May 2010 (referred to as the “Tailoring Rule”), the EPA began regulating GHG emissions from certain stationary sources in January 2011. The regulations are being implemented pursuant to two CAA programs: the Title V Operating Permit program and the program requiring a permit if undergoing construction or major modifications (referred to as the “PSD” program). Obligations relating to Title V permits include recordkeeping and monitoring requirements. With respect to PSD permits, projects that cause a significant increase in GHG emissions (currently defined to be more than 75,000 tons or 100,000 tons per year, depending on various factors), will be required to implement “best available control technology,” or “BACT”. The EPA has issued guidance on what BACT entails for the control of GHGs, and individual states are now required to determine what controls are required for facilities within their jurisdiction on a case-by-case basis. The ultimate impact of these new regulations on the Company's operations cannot be determined at this time, but the cost of compliance with new regulations could be material. Also, on December 23, 2010, the EPA announced a settlement agreement with states and environmental groups regarding setting new source performance standards for GHG emissions from new and existing coal-, gas- and oil-based power plants. Pursuant to this agreement, and certain agreed upon extensions, on March 27, 2012, EPA released its proposed GHG New Source Performance Standard ("NSPS") for new and modified electric generating units. The Company is currently determining how this proposed rule may impact existing and future operations and has provided comments to EPA during the comment period ending on June 25, 2012, supporting EPA's proposed exemption for simple cycle combustion turbines. The impact of these rules on the Company is unknown at this time, but they could result in significant costs, limitations on operating hours, and/or changes in construction schedules for future generating units.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In addition, almost half of the states, either individually and/or through multi-state regional initiatives, have begun to consider how to address GHG emissions and have developed, or are actively considering the development of emission inventories or regional GHG cap and trade programs.

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
Contamination Matters. The Company has a provision for environmental remediation obligations of approximately $0.5 million at June 30, 2012, related to compliance with federal and state environmental standards. However, unforeseen expenses associated with environmental compliance or remediation may occur and could have a material adverse effect on the future operations and financial condition of the Company.

The Company incurred the following expenditures during the three, six and twelve months ended June 30, 2012 and 2011 to comply with federal environmental statutes (in thousands):

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012	2011
Clean Air Act (1)	$194	$253	$423	$293	$846	$620
Clean Water Act	55	53	101	109	256	184
_________________
(1) Includes an accrual of $0.2 million, in the first quarter of 2012, related to Four Corners generating station discussed below.

Environmental Litigation and Investigations. On April 6, 2009, APS received a request from the EPA under Section 114 of the CAA seeking detailed information regarding projects and operations at Four Corners. The EPA has taken the position that many utilities have made certain physical or operational changes at their plants that should have triggered additional regulatory requirements under the New Source Review provisions of the CAA. APS responded to this request in 2009. On February 16, 2010, a group of environmental organizations filed a petition with the United States Departments of Interior and Agriculture requesting that the agencies certify to the EPA that emissions from Four Corners are causing “reasonably attributable visibility impairment” under the CAA.  If the agencies certify impairment, the EPA is required to evaluate and, if necessary, determine “best available retrofit technology" (“BART”) for Four Corners.  On January 19, 2011, a similar group of environmental organizations filed a lawsuit against the Departments of Interior and Agriculture, alleging, among other things, that the agencies failed to act on the February 2010 petition “without unreasonable delay” and requesting the court to order the agencies to act on the petition within 30 days.  Since July 2011, the U.S. Department of Justice ("DOJ"), on behalf of the EPA, and APS have been engaged in substantive settlement negotiations.  Most recently, by letter dated March 2, 2012, the DOJ submitted a revised settlement proposal.  Settlement discussions have included provisions for a civil penalty and environmental mitigation projects. The Company has determined that payment of a penalty and payment for environmental mitigation projects is likely to occur and that the current range for the Company's loss contingency exposure is $0.2 million to $0.9 million. The Company has accrued $0.2 million related to this matter. The settlement discussions have emphasized that the environment mitigation projects that address alleged harm to the Navajo Nation be spent within 5 years years of the date a decree is entered.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company received notice that Earthjustice filed a lawsuit in the United States District Court for New Mexico on October 4, 2011 for alleged violations of the Prevention of Significant Deterioration provisions of the CAA related to Four Corners. Subsequent to filing its original Complaint, on January 6, 2012, Earthjustice filed a First Amended Complaint adding claims for violations of the CAA's NSPS program. Among other things, the plaintiffs seek to have the court enjoin operations at Four Corners until APS applies for and obtains any required PSD permits and complies with the NSPS. The plaintiffs further request the court to order the payment of civil penalties, including a beneficial mitigation project. APS advised that it believes the claims in this matter are without merit and will vigorously defend against them. The Company is unable to predict the outcome of this litigation.

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

I. Employee Benefits
Retirement Plans
The net periodic benefit cost recognized for the three, six and twelve months ended June 30, 2012 and 2011 is made up of the components listed below as determined using the projected unit credit actuarial cost method (in thousands):

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012	2011
Components of net periodic benefit cost:
Service cost	$2,189	$1,682	$4,414	$3,425	$7,839	$6,457
Interest cost	3,400	3,499	6,778	6,994	13,771	13,808
Amendments	—	—	—	—	—	838
Expected return on plan assets	(3,611)	(3,515)	(7,221)	(7,048)	(14,268)	(13,982)
Amortization of:
Net loss	2,713	1,689	5,678	3,272	8,950	5,047
Prior service cost	31	31	58	58	115	115
Net periodic benefit cost	$4,722	$3,386	$9,707	$6,701	$16,407	$12,283
During the six months ended June 30, 2012, the Company contributed $11.5 million of its projected $19.8 million 2012 annual contribution to its retirement plans.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Postretirement Benefits
The net periodic benefit cost recognized for the three, six and twelve months ended June 30, 2012 and 2011 is made up of the components listed below (in thousands):

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012	2011
Components of net periodic benefit cost:
Service cost	$1,119	$756	$2,189	$1,494	$3,683	$3,273
Interest cost	1,410	1,399	2,825	2,689	5,515	6,021
Expected return on plan assets	(453)	(454)	(888)	(912)	(1,799)	(1,676)
Amortization of:
Prior service benefit	(1,468)	(1,481)	(2,938)	(2,963)	(5,902)	(4,397)
Net loss (gain)	147	89	307	(19)	287	(107)
Net periodic benefit cost	$755	$309	$1,495	$289	$1,784	$3,114

During the six months ended June 30, 2012, the Company contributed $0.6 million of its projected $2.5 million 2012 annual contribution to its postretirement plan.

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
Long-Term Debt and Short-Term Borrowings Under the RCF. The fair values of the Company’s long-term debt and short-term borrowings under the RCF are based on estimated market prices for similar issues and are presented below (in thousands):

	June 30, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Pollution Control Bonds	$193,135	$212,159	$193,135	$206,756
Senior Notes	546,689	679,250	546,662	700,371
RGRT Senior Notes (1)	110,000	120,190	110,000	116,985
RCF (1)	110,760	110,760	33,379	33,379
Total	$960,584	$1,122,359	$883,176	$1,057,491
_______________

(1)
Nuclear fuel financing as of June 30, 2012 and December 31, 2011 is funded through the $110 million RGRT Senior Notes and $34.8 million and $13.4 million, respectively under the RCF. As of June 30, 2012 and December 31, 2011, $76.0 million and $20.0 million, respectively, were outstanding under the RCF for working capital and general corporate purposes. The interest rate on the Company’s borrowings under the RCF is reset throughout the quarter reflecting current market rates. Consequently, the carrying value approximates fair value.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Marketable Securities. The Company’s marketable securities, included in decommissioning trust funds in the balance sheets, are reported at fair value which was $178.3 million and $168.0 million at June 30, 2012 and December 31, 2011, respectively. These securities are classified as available for sale under FASB guidance for certain investments in debt and equity securities and are valued using prices and other relevant information generated by market transactions involving identical or comparable securities. The reported fair values include gross unrealized losses on marketable securities whose impairment the Company has deemed to be temporary. The tables below present the gross unrealized losses and the fair value of these securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	June 30, 2012
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities (1):
Federal Agency Mortgage Backed Securities	$15	$(1)	$1,048	$(26)	$1,063	$(27)
U.S. Government Bonds	4,785	(41)	1,175	(40)	5,960	(81)
Municipal Obligations	8,297	(71)	4,938	(232)	13,235	(303)
Corporate Obligations	1,144	(8)	912	(13)	2,056	(21)
Total Debt Securities	14,241	(121)	8,073	(311)	22,314	(432)
Common Stock	5,487	(706)	1,103	(211)	6,590	(917)
Total Temporarily Impaired Securities	$19,728	$(827)	$9,176	$(522)	$28,904	$(1,349)

_________________

(1)	Includes approximately 67 securities.

	December 31, 2011
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities (2):
Federal Agency Mortgage Backed Securities	$515	$(8)	$1,233	$(23)	$1,748	$(31)
U.S. Government Bonds	100	(1)	2,413	(38)	2,513	(39)
Municipal Obligations	2,275	(31)	4,731	(144)	7,006	(175)
Corporate Obligations	3,525	(118)	1,234	(43)	4,759	(161)
Total Debt Securities	6,415	(158)	9,611	(248)	16,026	(406)
Common Stock	10,688	(2,065)	1,740	(489)	12,428	(2,554)
Total Temporarily Impaired Securities	$17,103	$(2,223)	$11,351	$(737)	$28,454	$(2,960)

_________________

(2)	Includes approximately 96 securities.
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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The reported fair values also include gross unrealized gains on marketable securities which have not been recognized in the Company’s net income. The table below presents the unrecognized gross unrealized gains and the fair value of these securities, aggregated by investment category (in thousands):

	June 30, 2012		December 31, 2011
	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains
Description of Securities:
Federal Agency Mortgage Backed Securities	$22,065	$1,206	$25,077	$1,220
U.S. Government Bonds	9,129	754	10,263	972
Municipal Obligations	27,017	1,621	30,310	1,792
Corporate Obligations	10,679	705	7,641	459
Total Debt Securities	68,890	4,286	73,291	4,443
Common Stock	67,252	20,885	62,479	15,681
Equity Mutual Funds	9,073	393	—	—
Cash and Cash Equivalents	4,160	—	3,739	—
Total	$149,375	$25,564	$139,509	$20,124
The Company’s marketable securities include investments in municipal, corporate and federal debt obligations. Substantially all of the Company’s mortgage-backed securities, based on contractual maturity, are due in 10 years years or more. The mortgage-backed securities have an estimated weighted average maturity which generally range from 3 years to 7 years years and reflects anticipated future prepayments. The contractual year for maturity of these available-for-sale securities as of June 30, 2012 is as follows (in thousands):

	Total	2012	2013 through 2016	2017 through 2021	2022 and Beyond
Municipal Debt Obligations	$40,252	$989	$10,993	$16,847	$11,423
Corporate Debt Obligations	12,735	—	3,740	5,314	3,681
U.S. Government Bonds	15,089	—	4,261	8,034	2,794
The Company recognizes impairment losses on certain of its securities deemed to be other than temporary. In accordance with FASB guidance, these impairment losses are recognized in net income, and a lower cost basis is established for these securities. For the three, six and twelve months ended June 30, 2012 and 2011, the Company recognized other than temporary impairment losses on its available-for-sale securities as follows (in thousands):

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012	2011
Gross unrealized holding losses included in pre-tax income	$(166)	$(199)	$(166)	$(199)	$(2,083)	$(199)

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company’s marketable securities in its decommissioning trust funds are sold from time to time and the Company uses the specific identification basis to determine the amount to reclassify out of accumulated other comprehensive income and into net income. The proceeds from the sale of these securities and the related effects on pre-tax income are as follows (in thousands):

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012	2011
Proceeds from sales of available-for-sale securities	$39,934	$22,175	$59,513	$36,406	$106,033	$63,857
Gross realized gains included in pre-tax income	$690	$432	$1,079	$696	$1,862	$1,200
Gross realized losses included in pre-tax income	(1,971)	(235)	(2,147)	(294)	(2,574)	(511)
Gross unrealized losses included in pre-tax income	(166)	(199)	(166)	(199)	(2,083)	(199)
Net gains (losses) in pre-tax income	$(1,447)	$(2)	$(1,234)	$203	$(2,795)	$490
Net unrealized holding gains (losses) included in accumulated other comprehensive income	$(2,341)	$416	$5,817	$2,589	$4,798	$13,232
Net (gains) losses reclassified out of accumulated other comprehensive income	1,447	2	1,234	(203)	2,795	(490)
Net gains (losses) in other comprehensive income	$(894)	$418	$7,051	$2,386	$7,593	$12,742
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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value of the Company’s decommissioning trust funds and investments in debt securities, at June 30, 2012 and December 31, 2011, and the level within the three levels of the fair value hierarchy defined by FASB guidance are presented in the table below (in thousands):

Description of Securities	Fair Value as of June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading Securities:
Investments in Debt Securities	$1,228	$—	$—	$1,228
Available for sale:
U.S. Government Bonds	$15,089	$15,089	$—	$—
Federal Agency Mortgage Backed Securities	23,128	—	23,128	—
Municipal Bonds	40,252	—	40,252	—
Corporate Asset Backed Obligations	12,735	—	12,735	—
Subtotal Debt Securities	91,204	15,089	76,115	—
Common Stock	73,842	73,842	—	—
Equity Mutual Funds	9,073	9,073	—	—
Cash and Cash Equivalents	4,160	4,160	—	—
Total available for sale	$178,279	$102,164	$76,115	$—

Description of Securities	Fair Value as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading Securities:
Investments in Debt Securities	$1,120	$—	$—	$1,120
Available for sale:
U.S. Government Bonds	$12,776	$12,776	$—	$—
Federal Agency Mortgage Backed Securities	26,825	—	26,825	—
Municipal Bonds	37,316	—	37,316	—
Corporate Asset Backed Obligations	12,400	—	12,400	—
Subtotal Debt Securities	89,317	12,776	76,541	—
Common Stock	74,907	74,907	—	—
Cash and Cash Equivalents	3,739	3,739	—	—
Total available for sale	$167,963	$91,422	$76,541	$—
There were no transfers in and out of Level 1 and Level 2 fair value measurements categories during the three, six and twelve month periods ending June 30, 2012 and June 30, 2011.
During the fourth quarter of 2011, the Company sold an investment in a debt security for $2.0 million that was categorized as a Level 3 investment. The Company realized in the consolidated statement of operations as investment and interest income a gain on the sale of the debt security of $0.4 million during the twelve month period ending June 30, 2012. There were no other purchases, sales, issuances, or settlements related to the assets in the Level 3 fair value measurement category during the three, six and twelve month periods ending June 30, 2012 and 2011.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
El Paso Electric Company:
We have reviewed the consolidated balance sheet of El Paso Electric Company and subsidiary as of June 30, 2012, the related consolidated statements of operations and comprehensive operations for the three-month, six-month and twelve-month periods ended June 30, 2012 and 2011, and the related consolidated statements of cash flows for the six-month periods ended June 30, 2012 and 2011. These consolidated financial statements are the responsibility of the Company’s management.
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
August 3, 2012

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this Item 2 updates, and should be read in conjunction with, the information set forth in Part II, Item 7 of our 2011 Annual Report on Form 10-K.
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

These lists are not all-inclusive because it is not possible to predict all factors. A discussion of some of these factors is included in the 2011 Annual Report on Form 10-K under the headings “Management's Discussion and Analysis” “-Summary of Critical Accounting Policies and Estimates” and “-Liquidity and Capital Resources.” This report should be read in its entirety. No one section of this report deals with all aspects of the subject matter. Any forward-looking statement speaks only as of the date such statement was made, and we are not obligated to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made except as required by applicable laws or regulations.

Summary of Critical Accounting Policies and Estimates
The preparation of our financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented and actual results could differ in future periods from those estimates. Critical accounting policies and estimates are both important to the portrayal of our financial condition and results of operations and require complex, subjective judgments and are more fully described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2011 Annual Report on Form 10-K.

Summary
The following is an overview of our results of operations for the three, six and twelve month periods ended June 30, 2012 and 2011. Income before extraordinary item for the three, six and twelve month periods ended June 30, 2012 and 2011 is shown below:

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012	2011
Income before extraordinary item (in thousands)	$30,894	$32,990	$34,238	$39,765	$98,012	$97,126
Basic earnings per share before extraordinary item	0.77	0.78	0.85	0.94	2.42	2.28

The following table and accompanying explanations show the primary factors affecting the after-tax change in income before extraordinary item between the 2012 and 2011 periods presented (in thousands):

	Three Months Ended	Six Months Ended	Twelve Months Ended
June 30, 2011 income before extraordinary item	$32,990	$39,765	$97,126
Change in (net of tax):
Decreased Palo Verde operations and maintenance expense (a)	1,409	729	1,976
Increased transmission wheeling revenues (b)	374	570	2,954
Increased (decreased) allowance for funds used during construction (c)	285	(1,248)	(4,821)
Increased retail non-fuel base revenues (d)	2	1,341	11,223
Decreased deregulated Palo Verde Unit 3 revenues (e)	(1,260)	(2,109)	(1,975)
Decreased investment and interest income (f)	(1,183)	(1,565)	(2,943)
Increased pensions and benefits expense (g)	(812)	(1,553)	(1,305)
Increased operating and maintenance expense at fossil fuel generating plants (h)	(469)	(2,107)	(5,096)
Other	(442)	415	873
June 30, 2012 income before extraordinary item	$30,894	$34,238	$98,012

______________

(a)
Palo Verde non-fuel operations and maintenance expense for the three months ended June 30, 2012, compared to the same period last year, decreased primarily due to the timing of the Unit 3 spring refueling outage which began on March 17, 2012 and was completed on April 17, 2012. In 2011, the Unit 2 spring refueling outage began on April 2, 2011 and was completed on May 6, 2011. Palo Verde non-fuel operations and maintenance expense for the six and twelve months ended June 30, 2012 compared to the same period last year decreased primarily due to decreased maintenance costs as the result of reduced costs for scheduled refueling outages.

(b)
Transmission revenues increased for the twelve months ended June 30, 2012, compared to the same period last year, due to a settlement agreement with Tucson Electric Power Company involving a transmission dispute that resulted in a one-time adjustment to income of $3.9 million, pre-tax.

(c)
Allowance for funds used during construction ("AFUDC") decreased in the six and twelve months ended June 30, 2012 compared to the same periods last year primarily due to lower balances of construction work in progress subject to AFUDC reflecting the completion and placing in service the Newman Unit 5 Phase II generating plant addition.

(d)
Retail non-fuel base revenues increased for the three, six and twelve months ended June 30, 2012, compared to the same periods in 2011, primarily due to a 2.4%, 2.8% and 3.1% increase, respectively, in kWh sales to retail customers reflecting 1.5% growth in the average number of retail customers served in all periods. These increases were partially offset by reduced non-fuel base rates for Texas customers which became effective May 1, 2012. Retail non-fuel base revenues exclude fuel recovered through New Mexico base rates. For a complete discussion of non-fuel rate base revenues, see page 30.

(e)
Revenues from retail sales of deregulated Palo Verde Unit 3 power decreased for the three and six months ended June 30, 2012, compared to the same periods last year, due to lower proxy market prices due to the decline in natural gas prices and a 21% and 17% decrease in generation at Palo Verde Unit 3, respectively, due to a refueling outage beginning on March 17, 2012 which was completed on April 17, 2012. Revenues from retail sales of deregulated Palo Verde Unit 3 power decreased for the twelve months ended June 30, 2012 compared to the same period last year due to lower proxy market prices and increased costs of nuclear fuel.

(f)
Investment and interest income decreased for the three, six, and twelve months ended June 30, 2012, compared to the same periods in 2011, primarily due to increased net unrealized and realized losses on equity investments in our decommissioning trust.

(g)
Pensions and benefits expense increased for the three, six, and twelve months ended June 30, 2012, compared to the same periods in 2011, reflecting the impact of lower discount rates used to determine pension and other postretirement benefit liabilities and expense.

(h)
Operations and maintenance expense increased at our fossil fuel generating plants in both the six and twelve months ended June 30, 2012, when compared to the same periods last year, primarily due to the timing of planned maintenance. In the six months ended June 30, 2012, we performed scheduled major maintenance at Rio Grande Unit 8 and at Newman Unit 1. In the twelve months ended June 30, 2012, major maintenance was performed at Newman Unit 4 and at the Four Corners generating plant.

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
Weather significantly impacts our residential, small commercial and industrial customers, and to a lesser extent, our sales to public authorities. For the three months ended June 30, 2012, the weather in our local service territory was similar to the weather during the same period last year. Cooling degree days increased 1% when compared to the same period in 2011 and 29% above the 30-year average. For the six months ended June 30, 2012, cooling degree days were relatively unchanged when compared to the same period in 2011 and 31% above the 30-year average. For the six month period, heating degree days were 7% below the same period last year and 11% below the 30-year average. For the twelve months ended June 30, 2012, cooling degree days were 7% above the same period last year and 30% above the 30-year average. For the twelve month period heating degree days were 10% above the same period last year and 5% below the 30-year average. Heating and cooling degree days can be used to evaluate the effect of weather on energy use. For each degree that the average outdoor temperature varies from a standard of 65 degrees Fahrenheit, a degree day is recorded. The table below shows heating and cooling degree days compared to a 30-year average.

	Three Months Ended			Six Months Ended			Twelve Months Ended
	June 30,		30-Year	June 30,		30-Year	June 30,		30-Year
	2012	2011	Average	2012	2011	Average	2012	2011	Average*
Heating degree days	50	40	91	1,209	1,305	1,364	2,306	2,100	2,426
Cooling degree days	1,178	1,169	914	1,215	1,210	927	3,140	2,944	2,410
______________
* Calendar year basis.

Customer growth is a key driver of the growth of retail sales. The average number of retail customers grew 1.5% for the three, six, and twelve months ended June 30, 2012 when compared to the same periods last year. See the tables presented on pages 32 , 33 and 34 which provide detail on the average number of retail customers and the related revenues and kWh sales.
Retail non-fuel base revenues. Our rate structure effective July 1, 2010 through April 30, 2012 in Texas was based on the final order in PUCT Docket No. 37690 which approved a settlement that called for an annual increase of $17.15 million in non-fuel base rates. On April 17, 2012, the City Council (the “Council”) of El Paso, Texas approved the settlement of our 2012 Texas retail rate case and fuel reconciliation in PUCT Docket No. 40094 and on April 26, 2012, the administrative law judge issued an order implementing the settlement rates as temporary rates effective May 1, 2012. The PUCT approved the settlement on May 18, 2012. Under the terms of the settlement, among other things, we agreed to a reduction in our current non-fuel base rates of $15 million annually, with the decrease being allocated primarily to Texas retail commercial and industrial customer classes.
Retail non-fuel base revenues remained relatively flat for the three months ended June 30, 2012, when compared to the same period last year. We experienced a 2.4% increase in kWh sales to retail customers reflecting 1.5% growth in the average number of customers served. Cooling degree days were similar in the second quarters of 2012 and 2011 and as a result had a minimal impact on sales growth. However, cooling degree days in both periods were at least 28% above the 30-year average. KWh sales to residential customers increased 5.6% and non-fuel base revenues from residential customers increased 4.2%. KWh sales to other public authorities increased 6.5% and non-fuel revenues from other public authorities increased 7.0%. Non-fuel base revenues from sales to small commercial and industrial customers and large commercial and industrial customers decreased 4.1% and 15.6%, respectively, in the second quarter primarily due to a reduction in non-fuel base rates in Texas which became effective

May 1, 2012, increased use of lower interruptible rates and decreased consumption by several large commercial and industrial customers. KWh sales to large commercial and industrial customers decreased 6.9% for the three month period.
Retail non-fuel base revenues increased by $2.1 million, or 0.8%, for the six months ended June 30, 2012, when compared to the same period last year, primarily due to a 2.8% increase in kWh sales to retail customers reflecting 1.5% growth in the average number of customers served. KWh sales to residential customers increased 4.2% and non-fuel base revenues from residential customers increased 3.4%. KWh sales to other public authorities increased 4.7% and non-fuel revenues from other public authorities increased 4.0%. Non-fuel base revenues from sales to small commercial and industrial customers and large commercial and industrial customers decreased 1.9% and 6.4%, respectively, due to a reduction in non-fuel base rates in Texas which became effective May 1, 2012 and increased use of lower interruptible rates. KWh sales to large commercial and industrial customers decreased 0.8% for the six month period.
Retail non-fuel base revenues for the twelve months ended June 30, 2012 increased by $17.8 million or 3.2%, compared to the same period in 2011, primarily due to a 3.1% increase in kWh sales to retail customers reflecting hotter summer weather and 1.5% growth in the average number of customers served. During the twelve months ended June 30, 2012, cooling degree days were 7% above the same period in 2011 and 30% above the 30-year average. KWh sales to residential customers and other public authorities increased 5.3% and 3.4%, respectively, during the twelve months ended June 30, 2012, compared to the same period last year. KWh sales to small commercial and industrial customers increased 2.1%.
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
In the three and six months ended June 30, 2012, we over-recovered our fuel costs by $3.7 million and $15.6 million, respectively, compared to a fuel under-recovery of $12.7 million and $13.7 million in the same periods in 2011. A refund of $12 million was made to our Texas customers in April 2011. In the twelve months ended June 30, 2012, we over-recovered our fuel costs by $15.4 million compared to fuel over-recoveries of $9.6 million in the same period last year. Refunds of $35.0 million were returned to our Texas customers in the twelve months ended June 30, 2011. At June 30, 2012, we had a net fuel over-recovery balance of $8.6 million, including $6.7 million in Texas, $1.8 million in New Mexico, and $0.1 million in FERC. A filing to refund over-recovered fuel costs in Texas was made in early August 2012.
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
Off-system sales revenues increased $3.7 million, or 22.0% for the three months ended June 30, 2012, when compared to the same period last year, as a result of higher average market prices for power and a 7.8% increase in MWh sales. Retained margins from off-system sales increased $1.2 million for the three months ended June 30, 2012, compared to the same period last year, primarily due to the negative impact of power purchases required for system reliability when wildfires in June 2011 threatened key transmission lines in eastern Arizona and western New Mexico. Off-system sales revenues decreased $0.9 million, or 2.4% for the six months ended June 30, 2012, when compared to the same period last year, as a result of lower average market prices for power and a 0.5% decline in MWh sales. However, retained margins from off-system sales increased $1.4 million for the six months ended June 30, 2012, compared to the same period last year, due to the negative impacts of power purchases required for system reliability during extremely cold weather in February 2011 and the wildfires in June 2011 mentioned above. Off-system sales revenues decreased $9.8 million, or 11.3% for the twelve months ended June 30, 2012, when compared to the same period last year, as a result of a 7.5% decline in MWh sales and a decrease in the average market price for power. However, retained margins from off-system sales increased approximately $1.2 million for the twelve months ended June 30, 2012, compared to the corresponding period in 2011, primarily due to the negative impacts of power purchases required for system reliability during extremely cold weather in February 2011 and the wildfires in June 2011 mentioned above.

Comparisons of kWh sales and operating revenues are shown below (in thousands):
			Increase (Decrease)
Quarter Ended June 30:	2012	2011	Amount	Percent
kWh sales:
Retail:
Residential	672,693	637,257	35,436	5.6%
Commercial and industrial, small	641,452	634,081	7,371	1.2
Commercial and industrial, large	287,802	308,978	(21,176)	(6.9)
Sales to public authorities	439,957	413,258	26,699	6.5
Total retail sales	2,041,904	1,993,574	48,330	2.4
Wholesale:
Sales for resale	20,690	19,346	1,344	6.9
Off-system sales	720,810	668,420	52,390	7.8
Total wholesale sales	741,500	687,766	53,734	7.8
Total kWh sales	2,783,404	2,681,340	102,064	3.8
Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$61,388	$58,934	$2,454	4.2%
Commercial and industrial, small	54,719	57,060	(2,341)	(4.1)
Commercial and industrial, large	10,382	12,305	(1,923)	(15.6)
Sales to public authorities	27,811	25,998	1,813	7.0
Total retail non-fuel base revenues	154,300	154,297	3	—
Wholesale:
Sales for resale	776	785	(9)	(1.1)
Total non-fuel base revenues	155,076	155,082	(6)	—
Fuel revenues:
Recovered from customers during the period	30,969	33,672	(2,703)	(8.0)	(1)
Under (over) collection of fuel	(3,659)	12,700	(16,359)	—
New Mexico fuel in base rates	17,743	17,156	587	3.4
Total fuel revenues	45,053	63,528	(18,475)	(29.1)	(2)
Off-system sales:
Fuel cost	16,506	17,256	(750)	(4.3)
Shared margins	3,455	248	3,207	—
Retained margins	419	(793)	1,212	—
Total off-system sales	20,380	16,711	3,669	22.0
Other	7,743	7,284	459	6.3	(3)
Total operating revenues	$228,252	$242,605	$(14,353)	(5.9)
Average number of retail customers:
Residential	340,827	335,808	5,019	1.5%
Commercial and industrial, small	38,081	37,096	985	2.7
Commercial and industrial, large	50	50	—	—
Sales to public authorities	4,621	4,849	(228)	(4.7)
Total	383,579	377,803	5,776	1.5

(1)	Excludes $12.0 million of refunds in 2011 related to Texas deferred fuel revenues from prior periods.

(2)	Includes deregulated Palo Verde Unit 3 revenues for the New Mexico jurisdiction of $1.9 million and $3.9 million, respectively.

(3)	Represents revenues with no related kWh sales.

			Increase (Decrease)
Six Months Ended June 30:	2012	2011	Amount	Percent
kWh sales:
Retail:
Residential	1,228,262	1,178,539	49,723	4.2%
Commercial and industrial, small	1,132,689	1,112,602	20,087	1.8
Commercial and industrial, large	534,160	538,210	(4,050)	(0.8)
Sales to public authorities	783,468	748,227	35,241	4.7
Total retail sales	3,678,579	3,577,578	101,001	2.8
Wholesale:
Sales for resale	32,497	30,999	1,498	4.8
Off-system sales	1,429,489	1,436,040	(6,551)	(0.5)
Total wholesale sales	1,461,986	1,467,039	(5,053)	(0.3)
Total kWh sales	5,140,565	5,044,617	95,948	1.9
Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$107,413	$103,911	$3,502	3.4%
Commercial and industrial, small	88,520	90,274	(1,754)	(1.9)
Commercial and industrial, large	19,753	21,106	(1,353)	(6.4)
Sales to public authorities	44,751	43,018	1,733	4.0
Total retail non-fuel base revenues	260,437	258,309	2,128	0.8
Wholesale:
Sales for resale	1,174	1,335	(161)	(12.1)
Total non-fuel base revenues	261,611	259,644	1,967	0.8
Fuel revenues:
Recovered from customers during the period	63,503	59,535	3,968	6.7	(1)
Under (over) collection of fuel	(15,590)	13,738	(29,328)	—
New Mexico fuel in base rates	34,707	33,525	1,182	3.5
Total fuel revenues	82,620	106,798	(24,178)	(22.6)	(2)
Off-system sales:
Fuel cost	31,972	37,519	(5,547)	(14.8)
Shared margins	4,643	1,412	3,231	—
Retained margins	559	(854)	1,413	—
Total off-system sales	37,174	38,077	(903)	(2.4)
Other	15,425	14,198	1,227	8.6	(3)
Total operating revenues	$396,830	$418,717	$(21,887)	(5.2)
Average number of retail customers:
Residential	340,149	335,320	4,829	1.4%
Commercial and industrial, small	38,044	37,081	963	2.6
Commercial and industrial, large	50	50	—	—
Sales to public authorities	4,587	4,693	(106)	(2.3)
Total	382,830	377,144	5,686	1.5

(1)	Excludes $12.0 million of refunds in 2011 related to Texas deferred fuel revenues from prior periods.

(2)	Includes deregulated Palo Verde Unit 3 revenues for the New Mexico jurisdiction of $4.5 million and $7.9 million, respectively.

(3)	Represents revenues with no related kWh sales.

			Increase (Decrease)
Twelve Months Ended June 30:	2012	2011	Amount	Percent
kWh sales:
Retail:
Residential	2,683,113	2,547,997	135,116	5.3%
Commercial and industrial, small	2,372,305	2,322,809	49,496	2.1
Commercial and industrial, large	1,091,990	1,099,915	(7,925)	(0.7)
Sales to public authorities	1,614,806	1,561,289	53,517	3.4
Total retail sales	7,762,214	7,532,010	230,204	3.1
Wholesale:
Sales for resale	64,154	58,121	6,033	10.4
Off-system sales	2,681,080	2,899,564	(218,484)	(7.5)
Total wholesale sales	2,745,234	2,957,685	(212,451)	(7.2)
Total kWh sales	10,507,448	10,489,695	17,753	0.2
Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$237,588	$226,538	$11,050	4.9%
Commercial and industrial, small	194,339	192,227	2,112	1.1
Commercial and industrial, large	44,054	44,129	(75)	(0.2)
Sales to public authorities	96,103	91,376	4,727	5.2
Total retail non-fuel base revenues	572,084	554,270	17,814	3.2
Wholesale:
Sales for resale	1,961	2,404	(443)	(18.4)
Total non-fuel base revenues	574,045	556,674	17,371	3.1
Fuel revenues:
Recovered from customers during the period	149,098	146,842	2,256	1.5	(1)
Under (over) collection of fuel	(15,411)	(9,578)	(5,833)	60.9
New Mexico fuel in base rates	74,636	71,819	2,817	3.9
Total fuel revenues	208,323	209,083	(760)	(0.4)	(2)
Off-system sales:
Fuel cost	69,189	81,512	(12,323)	(15.1)
Shared margins	7,114	5,805	1,309	22.5
Retained margins	853	(336)	1,189	—
Total off-system sales	77,156	86,981	(9,825)	(11.3)
Other	36,602	27,665	8,937	32.3	(3)
Total operating revenues	$896,126	$880,403	$15,723	1.8
Average number of retail customers:
Residential	338,634	334,350	4,284	1.3%
Commercial and industrial, small	38,134	36,754	1,380	3.8
Commercial and industrial, large	50	49	1	2.0
Sales to public authorities	4,573	4,631	(58)	(1.3)
Total	381,391	375,784	5,607	1.5

(1)	Excludes $35.0 million of refunds 2011 related to Texas deferred fuel revenues from prior periods.

(2)	Includes deregulated Palo Verde Unit 3 revenues for the New Mexico jurisdiction of $11.4 million and $14.6 million, respectively.

(3)	Represents revenues with no related kWh sales. Includes a one-time $3.9 million settlement of a transmission dispute with Tucson Electric Power Company recorded in the third quarter of 2011.

Energy expenses
Our sources of energy include electricity generated from our nuclear, natural gas and coal generating plants and purchased power. Palo Verde represents approximately 35% of our available net generating capacity and approximately 50%, 56% and 54% of our Company-generated energy for the three, six, and twelve months ended June 30, 2012, respectively. Fluctuations in the price of natural gas have had a significant impact on our cost of energy.
Energy expenses decreased $13.7 million or 17.7% for the three months ended June 30, 2012, when compared to 2011, primarily due to (i) decreased natural gas costs of $14.5 million due to a 43.1% decrease in the average price of natural gas partially offset by a 32.1% increase in MWhs generated with natural gas, and a $3.5 million adjustment recorded in the second quarter of 2011 related to Newman Unit 5 pre-commercial testing, and (ii) decreased costs of purchased power of $1.8 million due to a 15.1% decrease in the MWhs purchased partially offset by a 4.9% increase in the average market price for power. These decreases were partially offset by increased nuclear fuel costs of $2.8 million due to an 18.1% increase in the cost of nuclear fuel consumed and a 7.4% increase in MWhs generated with nuclear fuel. The table below details the sources and costs of energy for the three months ended June 30, 2012 and 2011.

	Three Months Ended June 30,
	2012			2011
Fuel Type	Cost	MWh	Cost per MWh	Cost	MWh	Cost per MWh
	(in thousands)			(in thousands)
Natural gas (a)	$33,353	1,131,670	$29.47	$47,839	856,448	$51.79
Coal	2,788	128,214	21.74	3,053	145,008	21.05
Nuclear	13,225	1,269,096	10.42	10,426	1,182,054	8.82
Total	49,366	2,528,980	19.52	61,318	2,183,510	26.49
Purchased power	14,522	423,752	34.27	16,297	499,040	32.66
Total energy	$63,888	2,952,732	21.64	$77,615	2,682,550	27.63
______________

(a)	Natural gas costs have been adjusted for energy expenses capitalized related to Newman Unit 5 phase II pre-commercial testing recorded in 2011.

Our energy expenses decreased $23.0 million or 16.5% for the six months ended June 30, 2012, when compared to 2011. The decrease was primarily due to decreased natural gas costs of $17.1 million primarily due to a 35.8% decrease in the average cost of natural gas. The decrease in natural gas costs was partially offset by a 14.9% increase in MWhs generated with natural gas and capitalizing $3.2 million of natural gas costs related to Newman Unit 5 pre-commercial testing in 2011. The decrease in energy expenses was also due to (i) a $7.7 million or 22.1% decrease in purchased power costs due to a 15.5% decrease in MWhs purchased and a 7.8% decrease in the average market price for power, and (ii) decreased coal costs of $1.9 million due to a $2.3 million adjustment recorded in 2011 for the amortization of final coal reclamation costs in accordance with the final order in PUCT Docket No. 38361. These decreases were partially offset by increased nuclear fuel costs of $3.8 million, or 17.7% primarily due to a 15.9% increase in the price of nuclear fuel and a 1.5% increase in MWh generated by nuclear fuel. The subsequent table details the sources and costs of energy for the six month periods ended June 30, 2012 and 2011.

	Six Months Ended June 30,
	2012			2011
Fuel Type	Cost	MWh	Cost per MWh	Cost	MWh	Cost per MWh
	(in thousands)			(in thousands)
Natural gas (a)	$57,034	1,694,109	$33.67	$74,182	1,473,782	$52.48
Coal (b)	6,488	321,697	20.17	8,416	311,979	19.49
Nuclear	25,278	2,550,276	9.91	21,479	2,511,861	8.55
Total	88,800	4,566,082	19.45	104,077	4,297,622	24.41
Purchased power	27,081	896,504	30.21	34,771	1,060,968	32.77
Total energy	$115,881	5,462,586	21.21	$138,848	5,358,590	26.07
______________

(a)	Natural gas costs have been adjusted for energy expenses capitalized related to Newman Unit 5 phase II pre-commercial testing recorded in 2011.

(b)	Coal costs include $2.3 million adjustment for final coal reclamation amortization in accordance with PUCT Docket No. 38361 recorded in 2011.

Our energy expenses decreased $6.7 million or 2.4% for the twelve months ended June 30, 2012, when compared to 2011, primarily due to (i) decreased purchased power costs of $10.8 million due to a 16.2% decrease in the MWhs purchased partially offset by a 2.9% increase in the average cost of purchased power, (ii) decreased natural gas costs of $3.9 million due to a 18.6% decrease in the average price of natural gas partially offset by a 17.2% increase in MWhs generated with natural gas and capitalizing $3.2 million of natural gas costs related to Newman Unit 5 pre-commercial testing in 2011, and (iii) decreased coal costs of $0.3 million due to a $2.3 million adjustment recorded in 2011 for the amortization of final coal reclamation costs in accordance with the final order in PUCT Docket No. 38361 partially offset by a 20.8% increase in the average cost of coal burned. These decreases were partially offset by increased nuclear fuel costs of $8.4 million primarily due to a 13.9% increase in the average cost of nuclear fuel and a $3.3 million DOE refund recorded in the fourth quarter of 2010 with no comparable activity in the current period. The table below details the sources and costs of energy for the twelve months ended June 30, 2012 and 2011.

	Twelve Months Ended June 30,
	2012			2011
Fuel Type	Cost	MWh	Cost per MWh	Cost	MWh	Cost per MWh
	(in thousands)			(in thousands)
Natural gas (a)	$147,112	3,567,116	$41.24	$151,052	3,044,515	$50.65
Coal (b)	13,345	657,650	20.29	13,658	674,181	16.80
Nuclear (c)	47,773	4,980,470	9.59	39,351	5,064,893	8.42
Total	208,230	9,205,236	22.62	204,061	8,783,589	23.70
Purchased power	67,459	1,948,132	34.63	78,288	2,326,094	33.66
Total energy	$275,689	11,153,368	24.72	$282,349	11,109,683	25.79
______________

(a)	Natural gas costs have been adjusted for energy expenses capitalized related to Newman Unit 5 phase II pre-commercial testing recorded in 2011.

(b)	Coal costs include $2.3 million adjustment for final coal reclamation amortization in accordance with PUCT Docket No. 38361 recorded in 2011.

(c)	Includes a DOE refund of $3.3 million for spent fuel storage costs recorded in the fourth quarter of 2010.
Other operations expense
Other operations expense increased $1.6 million, or 2.8% for the three months ended June 30, 2012, compared to the same period last year, primarily due to increased administrative and general expense of $1.3 million due to increased employee pension and benefits costs as a result of changes in actuarial assumptions used to calculate expenses for our pension and other postretirement benefits ("OPEB") plans. Other operations expense increased $1.9 million, or 1.7% for the six months ended June 30, 2012, compared to the same period last year, primarily due to increased administrative and general expense of $2.3 million due to increased employee pension and benefits costs as a result of changes in actuarial assumptions used to calculate expenses for our pension and OPEB plans partially offset by a $0.9 million decrease in the asset retirement obligation ("ARO") accretion expense. The ARO accretion expense decreased as a result of the Palo Verde license extension approved by the NRC in April 2011.
Other operations expense decreased $2.4 million, or 1.0% for the twelve months ended June 30, 2012, compared to the same period last year. The decrease is primarily due to (i) a $2.9 million decrease in the ARO accretion expense reflecting the Palo Verde license extension approved by the NRC in April 2011, (ii) decreased administrative and general expense primarily due to decreased outside services partially offset by increased employee pension and benefits costs as a result of changes in actuarial assumptions used to calculate expenses for our pension and OPEB plans, and (iii) decreased operations expense at Palo Verde. These decreases were partially offset by increased transmission operations expense of $1.0 million primarily due to increased wheeling expense.

Maintenance expense
Maintenance expense decreased $2.0 million, or 11.7%, for the three months ended June 30, 2012 compared to the same period last year, primarily due to the timing of the Palo Verde Unit 3 2012 spring refueling outage. The Palo Verde Unit 3 spring refueling outage began on March 17, 2012 and was completed by April 17, 2012. The 2011 Palo Verde Unit 2 spring refueling outage began on April 2, 2011 and was completed May 6, 2011. Maintenance expense increased $1.8 million, or 6.1%, for the six months ended June 30, 2012 due to the timing of planned maintenance at our gas-fired generating plants partially offset by decreased maintenance expense related to the 2012 spring refueling outage at Palo Verde. The 2012 spring refueling outage was performed at a reduced cost when compared to the 2011 spring refueling outage. Maintenance expense increased $8.3 million, or 14.9% for the twelve months ended June 30, 2012 compared to the same period last year primarily due to the timing of planned maintenance and freeze protection upgrades at our gas-fired generating plants partially offset by decreased maintenance expense related to spring refueling outages at Palo Verde as previously mentioned.
Depreciation and amortization expense
Depreciation and amortization expense increased $0.1 million for the three months ended June 30, 2012 due to increased depreciable plant balances offset by reduced depreciation rates for our gas-fired generation plant and our transmission and distribution plant. The recently approved Texas rate settlement allowed for the reduced depreciation rates associated with the gas-fired generating units and for transmission and distribution plant effective May 1, 2012. Depreciation and amortization expense decreased $0.3 million and $1.0 million, or 0.8% and 1.3%, for the six and twelve months ended June 30, 2012 compared to the same periods last year primarily due to a reduction in depreciation rates related to the Palo Verde plant resulting from the approval of a license extension for Palo Verde by the NRC in April 2011, partially offset by increases in depreciable plant balances including the completion of Phase II of Newman Unit 5 in April 2011.
Taxes other than income taxes
Taxes other than income taxes increased $1.3 million, $1.8 million and $1.3 million, or 9.4%, 6.7% and 2.2% for the three, six and twelve months ended June 30, 2012, compared to the same periods last year, primarily due an increase in billed revenues, taxable property and property tax rates.
Other income (deductions)
Other income (deductions) decreased $0.9 million for the three months ended June 30, 2012, compared to the same period last year, primarily due to realized losses on equity investments in our decommissioning trust of $1.4 million partially offset by increased allowance for equity funds used during construction (“AEFUDC”) resulting from higher balances of construction work in progress. Other income (deductions) decreased $2.5 million and $6.8 million for the six and twelve months ended June 30, 2012, compared to same periods last year, due to net unrealized and realized losses on equity investments in our decommissioning trust of $1.4 million and $3.3 million, and decreased AEFUDC as a result of lower balances of construction work in progress reflecting the completion of Newman Unit 5 in April 2011.

Interest charges (credits)

Interest charges (credits) remained unchanged for the three months ended June 30, 2012 when compared to the same period last year. Interest charges (credits) increased $0.5 million and $2.6 million, or 2.4% and 6.1%, for the six and twelve months ended June 30, 2012, compared to the same periods last year, primarily due to decreased allowance for borrowed funds used during construction ("ABFUDC") as a result of lower balances of construction work in progress in the 2012 periods reflecting the completion of Newman Unit 5 in April 2011.

Income tax expense
Income tax expense decreased by $0.4 million, or 2.2%, in the three months ended June 30, 2012 compared to the same period last year, primarily due to lower pre-tax income and a decrease in the interest reserve related to FIN 48 items offset by an increase in state income taxes and other permanent items. Income tax expense decreased by $1.6 million, or 8.5% in the six months ended June 30, 2012 compared to the same period last year, primarily due to a decrease in pre-tax income offset by an increase in permanent items. Income tax expense, before extraordinary item, increased by $6.0 million, or 13.0%, in the twelve months ended June 30, 2012 compared to 2011 primarily due to increased pre-tax income, decreased non-taxable AEFUDC and decreased permanent items.
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

New Accounting Standards
In June 2011, the FASB issued new guidance to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The new guidance required an entity to present the total of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both presentations, an entity would have been required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. Historically, we used the consecutive two-statement approach; however, this new guidance would have required additional disclosure on our statement of operations and related notes. In December 2011, the FASB issued new guidance to defer the effective date for amendments to the presentation of reclassification of items out of accumulated other comprehensive income. Deferring the effective date will allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, we will continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before the guidance issued in June 2011 until further guidance becomes available.
Inflation
For the last several years, inflation has been relatively low and, therefore, has had minimal impact on our results of operations and financial condition.

Liquidity and Capital Resources
We continue to maintain a strong balance of common stock equity in our capital structure which supports our bond ratings, allowing us to obtain financing from the capital markets at a reasonable cost. At June 30, 2012, our capital structure, including common stock, long-term debt and current maturities of long-term debt, and short-term borrowings under the revolving credit facility, consisted of 44.9% common stock equity and 55.1% debt. At June 30, 2012, we had on hand $10.1 million in cash and cash equivalents.
Our principal liquidity requirements in the near-term are expected to consist of capital expenditures to expand and support electric service obligations, expenditures for nuclear fuel inventory, interest payments on our indebtedness, operating expenses including fuel costs, maintenance costs, dividends and taxes.
On April 17, 2012, the Council approved the settlement of our 2012 Texas retail rate case in PUCT Docket No. 40094. For Texas service areas outside of the city limits of El Paso, the settlement was filed with the PUCT, and the PUCT approved the settlement, on May 18, 2012. In the settlement, we agreed to a reduction in our non-fuel base rates of $15 million annually, with the decrease being allocated primarily to Texas commercial and industrial customer classes. The rate decrease was effective May 1, 2012, and we anticipate approximately $8.6 million in reduced base revenues for the remaining six months of 2012 as a result of these lower rates. As part of the settlement we have agreed to withdraw our request to reconcile fuel costs for the period from July 1, 2009 through September 30, 2011.
On April 12, 2012, we filed with the PUCT a request to reduce our fixed fuel factor charged to Texas retail customers. The fixed fuel factor is based upon a formula that reflects current costs of fuel for changes in prices for natural gas and the revision reflects recent declines in prices for natural gas. The expected impact of the reduction in the fuel factor will be a reduction in annual fuel revenues of approximately $30 million. On April 25, 2012, the administrative law judge issued an order approving a new fuel factor effective May 1, 2012.
Capital Requirements. During the six months ended June 30, 2012, our capital requirements primarily consisted of expenditures for the construction and purchase of electric utility plant, purchases of nuclear fuel, and payment of common stock dividends. Projected utility construction expenditures are to expand and update our transmission and distribution systems, add new generation, and make capital improvements and replacements at Palo Verde and other generating facilities. We are constructing Rio Grande Unit 9, an aeroderivative gas turbine unit with a net dependable generating capacity of 87 MW that should reach commercial operation by May 2013, at an estimated cost of approximately $83.9 million. As of June 30, 2012, we had expended $59.8 million on Rio Grande Unit 9, including $22.6 million during 2012. These amounts included AFUDC. Estimated cash construction expenditures for all capital projects for 2012 are approximately $232 million, excluding AFUDC, and we expect cash from operations and short-term borrowings from our revolving credit facility to continue to be a primary source of funds for these capital expenditures. In addition, we may issue long-term debt in the form of senior notes in late 2012 or early 2013 to repay short-term borrowings and for future construction of electric plant. See Part I, Item 1, “Business - Construction Program” in our 2011 Form 10-K. Cash capital expenditures for new electric plant were $99.9 million in the six months ended June 30, 2012 compared to $87.0 million in the six months ended June 30, 2011. Capital requirements for purchases of nuclear fuel were $38.2 million for the six months ended June 30, 2012 compared to $24.1 million for the six months ended June 30, 2011.
On June 29, 2012, we paid $10.0 million of quarterly dividends to shareholders. We have paid a total of $18.8 million in cash dividends during the six months ended June 30, 2012. At the current dividend rate, we would expect to pay cash dividends of approximately $38.9 million during 2012. In addition, while we do not currently anticipate repurchasing shares in 2012, we may repurchase common stock in the future. Since 1999, we have returned cash to stockholders through a stock repurchase program pursuant to which we have bought approximately 25.4 million shares of common stock at an aggregate cost of $423.6 million, including commissions. Under our program, purchases can be made at open market prices or in private transactions, and repurchased shares are available for issuance under employee benefit and stock incentive plans, or may be retired. No shares of common stock were repurchased during the six months ended June 30, 2012. As of June 30, 2012, a total of 393,816 shares remain eligible for purchase.
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

We continually evaluate our funding requirements related to our retirement plans, other postretirement benefit plans, and decommissioning trust funds. We contributed $11.5 million of the projected $19.8 million 2012 annual contribution to our retirement plans during the six months ended June 30, 2012. In the six months ended June 30, 2012, we contributed $0.6 million of the projected $2.5 million 2012 annual contribution to our OPEB plan, and $2.3 million of the projected $4.6 million 2012 annual contribution to our decommissioning trust funds. We are in compliance with the funding requirements of the federal government for our benefit plans and decommissioning trust.
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
During the six months ended June 30, 2012, we had increased cash from operations when compared to the same period in 2011 due primarily to the increased collection of deferred fuel revenues in 2012. During the six months ended June 30, 2012, we had an over-recovery of fuel costs, net of refunds, of $15.6 million, compared to an under-recovery, net of refunds, of $25.8 million during the six months ended June 30, 2011. At June 30, 2012, we had a net fuel over-recovery balance of $8.6 million, including $6.7 million in Texas, $1.8 million in New Mexico, and $0.1 million in FERC. A filing to refund over-recovered fuel costs in Texas was made in early August 2012.
We maintain a revolving credit facility (“RCF”) for working capital and general corporate purposes and the financing of nuclear fuel through the Rio Grande Resources Trust (“RGRT”). RGRT is the trust through which we finance our portion of nuclear fuel for Palo Verde and is consolidated in our financial statements. The RCF has a term ending in September 2016. On March 29, 2012, the Company increased the aggregate unsecured borrowing available under the RCF from $200 million to $300 million. The terms of the agreement provide that amounts we borrow under the RCF may be used for working capital and general corporate purposes. The total amount borrowed for nuclear fuel by RGRT was $144.8 million at June 30, 2012, of which $34.8 million had been borrowed under the RCF and $110 million was borrowed through senior notes. At June 30, 2011, the total amounts borrowed for nuclear fuel by RGRT was $123.6 million of which $13.6 million was borrowed under the revolving credit facility and $110 million was borrowed through senior notes. Interest costs on borrowings to finance nuclear fuel are accumulated by RGRT and charged to us as fuel is consumed and recovered from customers through fuel recovery charges. At June 30, 2012, $76.0 million was outstanding under the RCF for working capital or general corporate purposes and at June 30, 2011 $26.0 million was outstanding under the RCF for working capital or general corporate purposes.
We currently have one series of tax exempt unsecured pollution control bonds (“PCBs”) in aggregate principal amount of $33.3 million which is shown as current maturities of long-term debt on the Company's June 30, 2012 and December 31, 2011 balance sheets. On August 1, 2012, we completed a refunding transaction where we purchased these PCBs. We also anticipate purchasing our 4.80% 2005 Series A refunding PCBs in a principal amount of $59.2 million in the third quarter of 2012. We may remarket both series of PCBs at a future date depending on financing needs and market conditions.
We believe we have adequate liquidity through our current cash balances, cash from operations, and our revolving credit facility to meet all of our anticipated cash requirements through 2012. In addition, we may issue long-term debt in the form of senior notes in late 2012 or early 2013 to repay short-term borrowings and for future construction of electric plant.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk due to changes in interest rates, equity prices and commodity prices. See our 2011 Form 10-K, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” for a complete discussion of the market risks we face and our market risk sensitive assets and liabilities. As of June 30, 2012, there have been no material changes in the market risks we face or the fair values of assets and liabilities disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2011 Annual Report Form 10-K.

Item 4.	Controls and Procedures
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management,

including our chief executive officer and our chief financial officer, we conducted an evaluation pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of June 30, 2012, our disclosure controls and procedures are effective.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15, that occurred during the quarter ended June 30, 2012, that materially affected, or that were reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We hereby incorporate by reference the information set forth in Part I of this report under Notes C and H of Notes to Consolidated Financial Statements.

Item 1A.	Risk Factors
Our 2011 Form 10-K includes a detailed discussion of our risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities.

Period	Total Number of Shares Purchased	Average Price Paid per Share (Including Commissions)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2012	—	$—	—	393,816
May 1 to May 31, 2012	—	—	—	393,816
June 1 to June 30, 2012	—	—	—	393,816

Item 6.	Exhibits
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
Dated: August 3, 2012

EL PASO ELECTRIC COMPANY
INDEX TO EXHIBITS

Exhibit Number	Exhibit

†10.03
Form of Directors' Restricted Stock Award Agreement between the Company and certain directors of the Company. (Identical in all material respects to Exhibit 10.07 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

10.04	Separation Agreement between the Company and Richard G. Fleager, dated April 2, 2012.

10.05	Employment Agreement between the Company and Thomas V. Shockley, dated June 1, 2012.
15	Letter re Unaudited Interim Financial Information

31.01	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†
In lieu of non-employee director cash compensation, four agreements, dated as of July 1, 2012, substantially identical in all material respects to this Exhibit, have been entered into with Catherine A. Allen; Kenneth R. Heitz; Patricia Z. Holland-Branch; and Stephen N. Wertheimer; directors of the Company.

In lieu of non-employee director cash compensation, ten agreements, dated as of May 31, 2012, substantially identical in all material respects to this Exhibit, were entered into with Catherine A. Allen; J. Robert Brown; James W. Cicconi; James W. Harris; Kenneth R. Heitz; Patricia Z. Holland‑Branch; Michael K. Parks; Eric B. Siegel; Stephen N. Wertheimer; and Charles A. Yamarone; directors of the Company.

