Form 10-Q
period 2013-03-31
EL PASO ELECTRIC CO /TX/
filed 2013-05-08
CIK 31978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of April 30, 2013, there were 40,211,757 shares of the Company’s no par value common stock outstanding.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

( i)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)

ASSETS (In thousands)
Utility plant:
Electric plant in service	$2,874,749	$2,857,913
Less accumulated depreciation and amortization	(1,169,146)	(1,162,483)
Net plant in service	1,705,603	1,695,430
Construction work in progress	307,716	287,358
Nuclear fuel; includes fuel in process of $46,475 and $56,129, respectively	200,335	189,921
Less accumulated amortization	(81,102)	(70,366)
Net nuclear fuel	119,233	119,555
Net utility plant	2,132,552	2,102,343
Current assets:
Cash and cash equivalents	43,675	111,057
Accounts receivable, principally trade, net of allowance for doubtful accounts of $2,252 and $2,906, respectively	66,545	62,900
Accumulated deferred income taxes	33,835	20,292
Inventories, at cost	43,578	42,358
Prepayments and other	10,042	9,627
Total current assets	197,675	246,234
Deferred charges and other assets:
Decommissioning trust funds	196,316	187,053
Regulatory assets	101,721	101,590
Other	33,314	31,830
Total deferred charges and other assets	331,351	320,473
Total assets	$2,661,578	$2,669,050

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Continued)

	March 31, 2013	December 31, 2012
	(Unaudited)
CAPITALIZATION AND LIABILITIES (In thousands except for share data)
Capitalization:
Common stock, stated value $1 per share, 100,000,000 shares authorized, 65,586,454 and 65,520,551 shares issued, and 115,319 and 84,446 restricted shares, respectively	$65,702	$65,605
Capital in excess of stated value	311,377	310,994
Retained earnings	936,715	939,131
Accumulated other comprehensive loss, net of tax	(59,666)	(66,084)
	1,254,128	1,249,646
Treasury stock, 25,492,919 shares at cost	(424,647)	(424,647)
Common stock equity	829,481	824,999
Long-term debt	999,556	999,535
Total capitalization	1,829,037	1,824,534
Current liabilities:
Short-term borrowings under the revolving credit facility	25,039	22,155
Accounts payable, principally trade	33,802	61,581
Taxes accrued	25,278	29,248
Interest accrued	14,489	12,127
Overcollection of fuel revenues	8,487	4,643
Other	21,637	21,995
Total current liabilities	128,732	151,749
Deferred credits and other liabilities:
Accumulated deferred income taxes	378,778	358,674
Accrued pension liability	111,731	125,690
Accrued postretirement benefit liability	99,277	99,170
Asset retirement obligation	64,246	62,784
Regulatory liabilities	22,982	22,179
Other	26,795	24,270
Total deferred credits and other liabilities	703,809	692,767
Commitments and contingencies
Total capitalization and liabilities	$2,661,578	$2,669,050
See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except for share data)

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Operating revenues	$177,290	$168,578	$861,593	$910,479
Energy expenses:
Fuel	44,399	39,434	196,041	220,182
Purchased and interchanged power	12,877	12,559	60,569	69,234
	57,276	51,993	256,610	289,416
Operating revenues net of energy expenses	120,014	116,585	604,983	621,063
Other operating expenses:
Other operations	55,967	54,417	238,108	229,880
Maintenance	12,552	15,968	56,923	65,824
Depreciation and amortization	19,368	20,518	77,406	80,913
Taxes other than income taxes	12,782	13,640	56,585	56,074
	100,669	104,543	429,022	432,691
Operating income	19,345	12,042	175,961	188,372
Other income (deductions):
Allowance for equity funds used during construction	2,663	1,956	10,134	7,066
Investment and interest income, net	1,231	1,776	4,730	5,055
Miscellaneous non-operating income	1	70	1,346	685
Miscellaneous non-operating deductions	(471)	(482)	(2,002)	(2,954)
	3,424	3,320	14,208	9,852
Interest charges (credits):
Interest on long-term debt and revolving credit facility	14,596	13,563	55,665	54,180
Other interest	149	200	1,139	892
Capitalized interest	(1,302)	(1,369)	(5,245)	(5,290)
Allowance for borrowed funds used during construction	(1,623)	(1,153)	(6,043)	(4,152)
	11,820	11,241	45,516	45,630
Income before income taxes	10,949	4,121	144,653	152,594
Income tax expense	3,315	777	49,517	52,486
Net income	$7,634	$3,344	$95,136	$100,108

Basic earnings per share	$0.19	$0.08	$2.37	$2.45

Diluted earnings per share	$0.19	$0.08	$2.37	$2.43

Dividends declared per share of common stock	$0.25	$0.22	$1.00	$0.88
Weighted average number of shares outstanding	40,078,061	39,911,032	40,015,380	40,756,509
Weighted average number of shares and dilutive potential shares outstanding	40,078,061	39,999,509	40,074,820	40,962,007

 See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(Unaudited)
(In thousands)

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Net income	$7,634	$3,344	$95,136	$100,108
Other comprehensive income (loss):
Unrecognized pension and postretirement benefit costs:
Net loss arising during period	—	—	(2,109)	(77,678)
Reclassification adjustments included in net income for amortization of:
Prior service benefit	(1,400)	(1,443)	(5,719)	(5,800)
Net loss	2,675	3,125	11,521	8,155
Net unrealized gains (losses) on marketable securities:
Net holding gains arising during period	6,793	8,158	8,562	7,555
Reclassification adjustments for net (gains) losses included in net income	158	(213)	1,413	1,350
Net losses on cash flow hedges:
Reclassification adjustment for interest expense included in net income	101	94	392	367
Total other comprehensive income (loss) before income taxes	8,327	9,721	14,060	(66,051)
Income tax benefit (expense) related to items of other comprehensive income (loss):
Unrecognized pension and postretirement benefit costs	(570)	(555)	(1,479)	29,586
Net unrealized gains on marketable securities	(1,287)	(1,559)	(2,166)	(1,762)
Losses on cash flow hedges	(52)	(45)	(138)	(215)
Total income tax benefit (expense)	(1,909)	(2,159)	(3,783)	27,609
Other comprehensive income (loss), net of tax	6,418	7,562	10,277	(38,442)
Comprehensive income	$14,052	$10,906	$105,413	$61,666
See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income	$7,634	$3,344
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of electric plant in service	19,368	20,518
Amortization of nuclear fuel	11,510	10,297
Deferred income taxes, net	3,103	3,974
Allowance for equity funds used during construction	(2,663)	(1,956)
Other amortization and accretion	4,081	2,760
Other operating activities	179	(403)
Change in:
Accounts receivable	(3,645)	11,485
Inventories	(1,220)	(1,000)
Net overcollection of fuel revenues	3,844	11,937
Prepayments and other	(3,519)	(1,839)
Accounts payable	(18,585)	(12,590)
Taxes accrued	(866)	(7,138)
Other current liabilities	2,004	1,767
Deferred charges and credits	(13,492)	(6,301)
Net cash provided by operating activities	7,733	34,855
Cash flows from investing activities:
Cash additions to utility property, plant and equipment	(55,406)	(48,164)
Cash additions to nuclear fuel	(9,888)	(32,725)
Capitalized interest and AFUDC:
Utility property, plant and equipment	(4,286)	(3,109)
Nuclear fuel	(1,302)	(1,369)
Allowance for equity funds used during construction	2,663	1,956
Decommissioning trust funds:
Purchases, including funding of $1.1 million, respectively	(13,378)	(21,986)
Sales and maturities	10,907	19,579
Other investing activities	3,285	640
Net cash used for investing activities	(67,405)	(85,178)
Cash flows from financing activities:
Dividends paid	(10,050)	(8,809)
Borrowings under the revolving credit facility:
Proceeds	12,586	84,384
Payments	(9,702)	(25,193)
Other financing activities	(544)	(2,153)
Net cash provided by (used for) financing activities	(7,710)	48,229
Net decrease in cash and cash equivalents	(67,382)	(2,094)
Cash and cash equivalents at beginning of period	111,057	8,208
Cash and cash equivalents at end of period	$43,675	$6,114
See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A. Principles of Preparation
These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Annual Report of El Paso Electric Company on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”). Capitalized terms used in this report and not defined herein have the meaning ascribed for such terms in the 2012 Form 10-K. In the opinion of the Company’s management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at March 31, 2013 and December 31, 2012; the results of its operations and comprehensive operations for the three and twelve months ended March 31, 2013 and 2012; and its cash flows for the three months ended March 31, 2013 and 2012. The results of operations and comprehensive operations for the three months ended March 31, 2013 and the cash flows for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full calendar year.
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
Revenues. Revenues related to the sale of electricity are generally recorded when service is rendered or electricity is delivered to customers. The billing of electricity sales to retail customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. Unbilled revenues are estimated based on monthly generation volumes and by applying an average revenue/kWh to the number of estimated kWhs delivered but not billed. Accounts receivable included accrued unbilled revenues of $17.9 million at March 31, 2013 and December 31, 2012. The Company presents revenues net of sales taxes in its consolidated statements of operations.

Supplemental Cash Flow Disclosures (in thousands)
	Three Months Ended
	March 31,
	2013	2012
Cash paid (received) for:
Interest on long-term debt and borrowing under the revolving credit facility	$9,893	$10,005
Income tax refund	(3,088)	—
Non-cash financing activities:
Grants of restricted shares of common stock	929	785
Issuance of performance shares	849	1,193

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

New Accounting Standards. In February 2013, the FASB issued new guidance (ASU 2013-02, Comprehensive Income (Topic 220)) to improve the reporting of reclassifications out of accumulated other comprehensive income (loss). ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income (loss) on the respective line items in net income if the amount being reclassified is required under FASB guidance to be reclassified in its entirety to net income in the same reporting period. For other amounts that are not required under FASB guidance to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under FASB guidance that provide additional detail about those amounts.

Substantially all of the information that ASU 2013-02 requires is already required to be disclosed elsewhere in the financial statements under FASB guidance. However, the new requirement to present information about amounts reclassified out of accumulated other comprehensive income (loss) and their corresponding effect on net income now requires the presentation in one place, information about significant amounts reclassified and, in some cases, cross-references to related footnote disclosures. The Company has presented the corresponding effects of components reclassified out of accumulated other comprehensive income (loss) with cross-references to other disclosures or the respective line items in net income in Note B.

ASU 2013-02 became effective prospectively for reporting periods beginning after December 15, 2012. The Company implemented ASU 2013-02 in the first quarter of 2013, and has included the additional required disclosure in Note B.

B. Accumulated Other Comprehensive Loss

       In February 2013, the FASB issued new guidance, ASU 2013-02, Comprehensive Income (Topic 220) as discussed above. This guidance requires disclosures regarding changes in Accumulated Other Comprehensive Loss (net of tax) by component which are presented below (in thousands):

	Three Months Ended March 31, 2013
	Net Unrealized Gains (Losses) on Marketable Securities	Unrecognized Pension and Postretirement Benefit Costs	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Loss

Balance at December 31, 2012	$22,194	$(75,737)	$(12,541)	$(66,084)
Other comprehensive income before reclassifications	5,543	—	—	5,543
Amounts reclassified from accumulated other comprehensive loss	121	705	49	875
Balance at March 31, 2013	$27,858	$(75,032)	$(12,492)	$(59,666)

	Twelve Months Ended March 31, 2013
	Net Unrealized Gains (Losses) on Marketable Securities	Unrecognized Pension and Postretirement Benefit Costs	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Loss

Balance at March 31, 2012	$20,049	$(77,246)	$(12,746)	$(69,943)
Other comprehensive income (loss) before reclassifications	6,695	(1,264)	—	5,431
Amounts reclassified from accumulated other comprehensive loss	1,114	3,478	254	4,846
Balance at March 31, 2013	$27,858	$(75,032)	$(12,492)	$(59,666)

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Amounts reclassified from accumulated other comprehensive loss for the three and twelve months ended March 31, 2013 are as follows ( in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Three Months Ended March 31, 2013	Twelve Months Ended March 31, 2013	Affected Line Item in the Statement of Operations

Marketable securities:
Net realized loss on sale of securities	$(158)	$(934)	Investment and interest income, net
Unrealized losses on available-for-sale securities included in pre-tax income	—	(479)	Investment and interest income, net
	(158)	(1,413)	Total before tax
	37	299	Income tax expense
	(121)	(1,114)	Net of tax

Amortization of pension and postretirement benefit costs:
Prior service benefit	1,400	5,719	(a)
Net loss	(2,675)	(11,521)	(a)
	(1,275)	(5,802)	Total before tax
	570	2,324	Income tax expense
	(705)	(3,478)	Net of tax

Loss on cash flow hedge:
Amortization of loss	(101)	(392)	Interest on long-term debt and revolving credit facility
	(101)	(392)	Total before tax
	52	138	Income tax expense
	(49)	(254)	Net of tax

Total reclassifications	$(875)	$(4,846)	Net of tax

(a) These items are included in the computation of net periodic benefit cost. See Note H, Employee Benefits, for additional information.

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
Fuel and Purchased Power Costs. The Company's actual fuel costs, including purchased power energy costs, are recoverable from its customers. The PUCT has adopted a fuel cost recovery rule ("Texas Fuel Rule") that allows the Company to seek periodic adjustments to its fixed fuel factor. In 2010, the Company received approval to implement a formula to determine its fuel factor which adjusts natural gas and purchased power to reflect natural gas futures prices. The Company can seek to revise its fixed fuel factor based upon the approved formula at least four months after its last revision except in the month of December. On April 12, 2012, the Company filed a request, which was designated Docket No. 40302, to decrease its fuel factor pursuant to its approved formula. The Company's revised application which decreased the fuel factor by 18.5% was approved on April 25, 2012, effective with May 2012 billings.
The Texas Fuel Rule requires the Company to request to refund fuel costs in any month when the over-recovery balance exceeds a threshold material amount and it expects fuel costs to continue to be materially over-recovered. The Texas Fuel Rule also permits the Company to seek to surcharge fuel under-recoveries in any month the balance exceeds a threshold material amount and it expects fuel cost recovery to continue to be materially under-recovered. Fuel over and under-recoveries are considered material when they exceed 4% of the previous twelve months' fuel costs. The Company filed on August 3, 2012 a request to refund $6.6 million of over-collected fuel costs, which filing was designated Docket No. 40622. The refund request was approved, and the refund was made during the month of September 2012. All such fuel revenue and expense activities are subject to periodic final review by the PUCT in fuel reconciliation proceedings.
Montana Power Station Air Permits. The Company has also filed two air permit applications for the Montana Power Station. One application was filed with the Texas Commission on Environmental Quality ("TCEQ") and a contested hearing on the merits of the application is scheduled for early June 2013, before the State Office of Administrative Hearings in Austin, Texas. Several

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

parties, representing affected individuals as defined by TCEQ, have requested status in the hearing. The second air permit application is an EPA greenhouse permit application which remains under review. A final permit is expected from the EPA by October 2013 if there is no appeal. While the Company believes that the Montana Power Station complies with all air regulations, it cannot predict the final outcome of these applications. The Company has received Certificates of Convenience and Necessity to construct the first two units of this facility from both the PUCT and the NMPRC.
Transmission CCN Filings. On April 15, 2013, the Company filed two transmission line CCNs with the PUCT. Both of these transmission lines are needed to connect the Montana Power Station to the Company's 115kV transmission system so that the Montana Power Station can deliver its output to the Company's native load. Final orders in both of these filings are expected no later than April 2014.
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
Long-Term Purchased Power Agreement with Macho Springs. On November 21, 2012, the Company filed an application with the NMPRC requesting approval of a Long-Term Purchase Power Agreement ("LTPPA") with Macho Springs Solar, LLC ("Macho Springs") to purchase energy from a 50 MW solar facility to be constructed by Macho Springs in the Company's New Mexico transmission system. The Company also seeks approval of the recovery of costs associated with the LTPPA through the Company's FPPCAC. A final order approving the LTPPA was received May 1, 2013.
Other Required Approvals. The Company has obtained all other required approvals for other tariffs, securities transactions, long-term resource plans, recovery of energy efficiency costs through a base rate rider and other approvals as required by the NMPRC.
Federal Regulatory Matters
Public Service Company of New Mexico's (“PNM”) 2010 Transmission Rate Case. On October 27, 2010, PNM filed a Notice of Transmission Rate Change for transmission delivery services provided by PNM. These rates went into effect on June 1, 2011. The Company takes transmission service from PNM. On January 2, 2013, the FERC issued a letter order approving a unanimous stipulation and agreement. Pursuant to the stipulation, on January 31, 2013, PNM refunded $1.9 million, for amounts that PNM collected since June 1, 2011, in excess of settlement rates. This amount was recorded in the fourth quarter of 2012 as a reduction of transmission expense.
Other Required Approvals. The Company has obtained all required approvals for rates and tariffs, securities transactions and other approvals as required by the FERC.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

D. Common Stock
Repurchase Program. No shares of common stock were repurchased during the three months ended March 31, 2013 and 2012.
Dividend Policy. The Company paid $10.1 million and $8.8 million in quarterly cash dividends during the three months ended March 31, 2013 and 2012, respectively. The Company paid a total of $40.1 million and $36.0 million in quarterly cash dividends during the twelve months ended March 31, 2013 and 2012, respectively.

Basic and Diluted Earnings Per Share. The basic and diluted earnings per share are presented below (in thousands except for share data):
	Three Months Ended March 31,		Twelve Months Ended March 31,
	2013	2012	2013	2012
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	40,078,061	39,911,032	40,015,380	40,756,509
Dilutive effect of unvested performance awards	—	66,201	50,206	180,851
Dilutive effect of stock options	—	22,276	9,234	24,647
Diluted number of common shares outstanding	40,078,061	39,999,509	40,074,820	40,962,007
Basic net income per common share:
Net income	$7,634	$3,344	$95,136	$100,108
Income allocated to participating restricted stock	(26)	(24)	(248)	(440)
Net income available to common shareholders	$7,608	$3,320	$94,888	$99,668
Diluted net income per common share:
Net income	$7,634	$3,344	$95,136	$100,108
Income reallocated to participating restricted stock	(26)	(24)	(247)	(439)
Net income available to common shareholders	$7,608	$3,320	$94,889	$99,669
Basic net income per common share:
Distributed earnings	$0.25	$0.22	$1.00	$0.88
Undistributed earnings	(0.06)	(0.14)	1.37	1.57
Basic net income per common share	$0.19	$0.08	$2.37	$2.45
Diluted net income per common share:
Distributed earnings	$0.25	$0.22	$1.00	$0.88
Undistributed earnings	(0.06)	(0.14)	1.37	1.55
Diluted net income per common share	$0.19	$0.08	$2.37	$2.43

The amount of restricted stock awards and performance shares at 100% performance level excluded from the calculation of the diluted number of common shares outstanding because their effect was antidilutive is presented below:

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Restricted stock awards	56,101	59,800	44,253	73,084
Performance shares (a)	124,997	—	78,112	—
____________________

(a)
Certain performance shares were excluded from the computation of diluted earnings per share for the three and twelve months ended March 31, 2013 as no payouts would have been required based upon performance at the end of the corresponding period.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

E. Income Taxes
The Company files income tax returns in the U.S. federal jurisdiction and in the states of Texas, New Mexico and Arizona. The Company is no longer subject to tax examination by the taxing authorities in the federal jurisdiction for years prior to 2008 and in the state jurisdictions for years prior to 1998. The Company is currently under audit in the federal jurisdiction for tax years 2009 through 2012 and in Texas for 2007. A deficiency notice relating to the Company’s 1998 through 2003 and 2006 and 2007 income tax returns in Arizona challenges a pollution control credit, a research and development credit and the sales and property apportionment factors. The Company is contesting these adjustments.
For the three months ended March 31, 2013 and 2012, the Company’s consolidated effective tax rate was 30.3% and 18.9%, respectively. For the twelve months ended March 31, 2013 and 2012, the Company's consolidated effective tax rate was 34.2% and 34.4%, respectively. The Company's consolidated effective tax rate for the three and twelve months ended March 31, 2013 and 2012 differs from the federal statutory tax rate of 35.0% primarily due to the allowance for equity funds used during construction and state income taxes.

F. Commitments, Contingencies and Uncertainties
For a full discussion of commitments and contingencies, see Note K of Notes to Consolidated Financial Statements in the 2012 Form 10-K. In addition, see Note C above and Notes C and E of Notes to Consolidated Financial Statements in the 2012 Form 10-K regarding matters related to wholesale power sales contracts and transmission contracts subject to regulation and Palo Verde, including decommissioning, spent nuclear fuel and waste disposal, and liability and insurance matters.
Power Purchase and Sale Contracts
To supplement its own generation and operating reserves, and to meet required renewable portfolio standards, the Company engages in firm power purchase arrangements which may vary in duration and amount based on evaluation of the Company’s resource needs, the economics of the transactions, and specific renewable portfolio requirements. For a full discussion of power purchase and sale contracts that the Company has entered into with various counterparties, see Note K of Notes to Consolidated Financial Statements in the 2012 Form 10-K.
Environmental Matters
General. The Company is subject to extensive laws, regulations and permit requirements with respect to air, soil and water quality, waste management and disposal, natural resources and other environmental matters by federal, state, regional, tribal and local authorities. Failure to comply with such laws, regulations and requirements can result in actions by authorities or other third parties that might seek to impose on the Company administrative, civil and/or criminal penalties or other sanctions. In addition, releases of pollutants or contaminants into the environment can result in costly cleanup liabilities. These laws, regulations and requirements are subject to change through modification or reinterpretation, or the introduction of new laws and regulations and, as a result, the Company may face additional capital and operating costs to comply. For a full discussion of certain key environmental issues, laws and regulations facing the Company see Note K of Notes to Consolidated Financial Statements in the 2012 Form 10-K.
Clean Air Interstate Rule/Cross State Air Pollution Rule. The U.S. Environmental Protection Agency's ("EPA") Clean Air Interstate Rule ("CAIR"), as applied to the Company, involves requirements to limit emissions of NOx and SO2 from certain of the Company's power plants in Texas and/or purchase allowances representing other parties' emissions reductions since 2009. While the U.S. Court of Appeals for the District of Columbia Circuit voided CAIR in 2008, such appellate court in August 2012 also vacated the EPA’s proposed replacement, called the Cross-State Air Pollution Rule (“CSAPR”). On March 29, 2013, the U.S. Solicitor General petitioned the U.S. Supreme Court to review the D.C. Circuit's decision to vacate CSAPR. The EPA is expected to propose a CSAPR replacement rule, which if finalized and upheld, would also replace CAIR. The timing and substance of any final CAIR replacement is currently unknown and until promulgated and upheld, the Company remains subject to CAIR. The annual reconciliation to comply with CAIR is due by March 31 of the following year. The Company has purchased allowances and expensed the following costs to meet its annual requirements (in thousands):

Compliance Year	Amount
2010	$370
2011	90
2012	36

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Environmental Litigation and Investigations. Since 2009, the EPA and certain environmental organizations have been scrutinizing, and in some cases, have filed lawsuits, relating to certain air emissions and air permitting matters related to Four Corners. Since July 2011, the U.S. Department of Justice ("DOJ"), on behalf of the EPA, and APS have been engaged in substantive settlement negotiations in an effort to resolve the pending matters. The allegations being addressed through settlement negotiations are that APS failed to obtain the necessary permits and install the controls necessary under the U.S. Clean Air Act ("CAA") to reduce SO2, NOx, and PM, and that defendants failed to obtain an operating permit under Title V of the CAA that reflects applicable requirements imposed by law. In March 2012, the DOJ provided APS with a draft consent decree to settle the EPA matter, which decree contains specific provisions for the reduction and control of NOx, SO2, and PM, as well as provisions for a civil penalty, and expenditures on environmental mitigation projects with an emphasis on projects that address alleged harm to the Navajo Nation. Settlement discussions are on-going.
Similar to other utilities in the western half of the U.S., the Company received notice that Earthjustice filed a lawsuit in the United States District Court for New Mexico on October 4, 2011 for alleged violations of the Prevention of Significant Deterioration ("PSD") provisions of the CAA related to Four Corners. On January 6, 2012, Earthjustice filed a First Amended Complaint adding claims for violations of the CAA's New Source Performance Standards ("NSPS") program. Among other things, the plaintiffs seek to have the court enjoin operations at Four Corners until APS applies for and obtains any required PSD permits and complies with the referenced NSPSs. The plaintiffs further request the court to order the payment of civil penalties, including a beneficial mitigation project. On April 2, 2012, APS and the other Four Corners' participants filed motions to dismiss with the court. Earthjustice filed their response briefs on May 16, 2012.  APS filed reply briefs on June 22, 2012.  Utility Air Regulatory Group filed an amicus brief, and plaintiffs were allowed until July 23, 2012 to respond to that amicus brief. In May 2013, a motion was granted staying the case until August 1, 2013 while the parties engage in settlement discussions. The Company is unable to predict the outcome of this litigation.

Union Matters

The collective bargaining agreement with existing union employees expires in September 2013 and the Company anticipates entering into negotiations on a new collective bargaining agreement prior to the expiration of the current contract.

G. Litigation
The Company is a party to various legal actions. In many of these matters, the Company has excess casualty liability insurance that covers the various claims, actions and complaints. Based upon a review of these claims and applicable insurance coverage, to the extent that the Company has been able to reach a conclusion as to its ultimate liability, it believes that none of these claims will have a material adverse effect on the financial position, results of operations or cash flows of the Company. See Note C above and Note C of the Notes to Consolidated Financial Statements in the 2012 Form 10-K for discussion of the effects of government legislation and regulation on the Company.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

H. Employee Benefits
Retirement Plans
The net periodic benefit cost recognized for the three and twelve months ended March 31, 2013 and 2012 is made up of the components listed below as determined using the projected unit credit actuarial cost method (in thousands):

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Components of net periodic benefit cost:
Service cost	$2,400	$2,225	$9,004	$7,332
Interest cost	3,400	3,378	13,579	13,870
Expected return on plan assets	(4,275)	(3,610)	(15,108)	(14,172)
Amortization of:
Net loss	2,675	2,965	11,066	7,926
Prior service cost	25	27	113	115
Net periodic benefit cost	$4,225	$4,985	$18,654	$15,071
During the three months ended March 31, 2013, the Company contributed $15.5 million of its projected $21.8 million 2013 annual contribution to its retirement plans.
Other Postretirement Benefits
The net periodic benefit cost recognized for the three and twelve months ended March 31, 2013 and 2012 is made up of the components listed below (in thousands):

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Components of net periodic benefit cost:
Service cost	$1,100	$1,070	$4,408	$3,320
Interest cost	1,375	1,415	5,611	5,504
Expected return on plan assets	(475)	(435)	(1,754)	(1,800)
Amortization of:
Prior service benefit	(1,425)	(1,470)	(5,832)	(5,915)
Net loss	—	160	455	229
Net periodic benefit cost	$575	$740	$2,888	$1,338

During the three months ended March 31, 2013, the Company contributed $2.0 million of its projected $4.0 million 2013 annual contribution to its other postretirement benefits plan.

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
Long-Term Debt and Short-Term Borrowings Under the RCF. The fair values of the Company’s long-term debt and short-term borrowings under the RCF are based on estimated market prices for similar issues and are presented below (in thousands):

	March 31, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Pollution Control Bonds	$193,135	$213,326	$193,135	$215,228
Senior Notes	696,421	833,122	696,400	823,497
RGRT Senior Notes (1)	110,000	121,815	110,000	120,985
RCF (1)	25,039	25,039	22,155	22,155
Total	$1,024,595	$1,193,302	$1,021,690	$1,181,865
_______________

(1)
Nuclear fuel financing as of March 31, 2013 and December 31, 2012 is funded through the $110 million RGRT Senior Notes and $25.0 million and $22.2 million, respectively under the RCF. As of March 31, 2013 and December 31, 2012, there were no amounts outstanding under the RCF for working capital or general corporate purposes. The interest rate on the Company’s borrowings under the RCF is reset throughout the quarter reflecting current market rates. Consequently, the carrying value approximates fair value.

Marketable Securities. The Company’s marketable securities, included in decommissioning trust funds in the balance sheets, are reported at fair value which was $196.3 million and $187.1 million at March 31, 2013 and December 31, 2012, respectively. These securities are classified as available for sale under FASB guidance for certain investments in debt and equity securities and are valued using prices and other relevant information generated by market transactions involving identical or comparable securities. The reported fair values include gross unrealized losses on marketable securities whose impairment the Company has deemed to be temporary. The tables below present the gross unrealized losses and the fair value of these securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	March 31, 2013
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities (1):
Federal Agency Mortgage Backed Securities	$1,528	$(24)	$253	$(5)	$1,781	$(29)
U.S. Government Bonds	7,250	(80)	4,841	(150)	12,091	(230)
Municipal Obligations	7,408	(62)	4,993	(262)	12,401	(324)
Corporate Obligations	952	(3)	334	(13)	1,286	(16)
Total Debt Securities	17,138	(169)	10,421	(430)	27,559	(599)
Common Stock	1,453	(107)	—	—	1,453	(107)
Total Temporarily Impaired Securities	$18,591	$(276)	$10,421	$(430)	$29,012	$(706)

_________________

(1)	Includes approximately 66 securities.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2012
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities (2):
Federal Agency Mortgage Backed Securities	$1,792	$(5)	$416	$(9)	$2,208	$(14)
U.S. Government Bonds	6,633	(79)	4,457	(114)	11,090	(193)
Municipal Obligations	5,306	(39)	5,760	(241)	11,066	(280)
Corporate Obligations	452	(11)	—	—	452	(11)
Total Debt Securities	14,183	(134)	10,633	(364)	24,816	(498)
Common Stock	3,603	(409)	—	—	3,603	(409)
Total Temporarily Impaired Securities	$17,786	$(543)	$10,633	$(364)	$28,419	$(907)

_________________

(2)	Includes approximately 65 securities.
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

The reported fair values also include gross unrealized gains on marketable securities which have not been recognized in the Company’s net income. The table below presents the unrecognized gross unrealized gains and the fair value of these securities, aggregated by investment category (in thousands):

	March 31, 2013		December 31, 2012
	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains
Description of Securities:
Federal Agency Mortgage Backed Securities	$16,905	$917	$17,289	$1,036
U.S. Government Bonds	12,214	608	13,295	678
Municipal Obligations	22,932	1,484	22,797	1,531
Corporate Obligations	11,545	974	12,378	1,134
Total Debt Securities	63,596	3,983	65,759	4,379
Common Stock	83,274	29,475	73,210	22,839
Equity Mutual Funds	15,718	2,331	15,194	1,821
Cash and Cash Equivalents	4,716	—	4,471	—
Total	$167,304	$35,789	$158,634	$29,039
The Company’s marketable securities include investments in municipal, corporate and federal debt obligations. Substantially all of the Company’s mortgage-backed securities, based on contractual maturity, are due in 10 years or more. The mortgage-backed securities have an estimated weighted average maturity which generally range from 3 years to 7 years and reflects anticipated future prepayments. The contractual year for maturity of these available-for-sale securities as of March 31, 2013 is as follows (in thousands):

	Total	2013	2014 through 2017	2018 through 2022	2023 and Beyond
Municipal Debt Obligations	$35,333	$1,787	$12,323	$16,394	$4,829
Corporate Debt Obligations	12,831	—	4,653	4,211	3,967
U.S. Government Bonds	24,305	1,293	9,109	9,659	4,244

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company recognizes impairment losses on certain of its securities deemed to be other than temporary. In accordance with FASB guidance, these impairment losses are recognized in net income, and a lower cost basis is established for these securities. For the three and twelve months ended March 31, 2013 and 2012, the Company recognized other than temporary impairment losses on its available-for-sale securities as follows (in thousands):

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Unrealized losses included in pre-tax income	$—	$—	$(479)	$(2,116)

The Company’s marketable securities in its decommissioning trust funds are sold from time to time and the Company uses the specific identification basis to determine the amount to reclassify out of accumulated other comprehensive income and into net income. The proceeds from the sale of these securities and the related effects on pre-tax income are as follows (in thousands):

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Proceeds from sales of available-for-sale securities	$10,907	$19,579	$89,870	$88,274
Gross realized gains included in pre-tax income	$39	$389	$1,128	$1,604
Gross realized losses included in pre-tax income	(197)	(176)	(2,062)	(838)
Unrealized losses included in pre-tax income	—	—	(479)	(2,116)
Net gains (losses) in pre-tax income	$(158)	$213	$(1,413)	$(1,350)
Net unrealized holding gains included in accumulated other comprehensive income	$6,793	$8,158	$8,562	$7,555
Net (gains) losses reclassified out of accumulated other comprehensive income	158	(213)	1,413	1,350
Net gains in other comprehensive income	$6,951	$7,945	$9,975	$8,905
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
The fair value of the Company’s decommissioning trust funds and investment in debt securities, at March 31, 2013 and December 31, 2012, and the level within the three levels of the fair value hierarchy defined by FASB guidance are presented in the table below (in thousands):

Description of Securities	Fair Value as of March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading Securities:
Investment in Debt Securities	$1,254	$—	$—	$1,254
Available for sale:
U.S. Government Bonds	$24,305	$24,305	$—	$—
Federal Agency Mortgage Backed Securities	18,686	—	18,686	—
Municipal Bonds	35,333	—	35,333	—
Corporate Asset Backed Obligations	12,831	—	12,831	—
Subtotal Debt Securities	91,155	24,305	66,850	—
Common Stock	84,727	84,727	—	—
Equity Mutual Funds	15,718	15,718	—	—
Cash and Cash Equivalents	4,716	4,716	—	—
Total available for sale	$196,316	$129,466	$66,850	$—

Description of Securities	Fair Value as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading Securities:
Investment in Debt Securities	$1,295	$—	$—	$1,295
Available for sale:
U.S. Government Bonds	$24,385	$24,385	$—	$—
Federal Agency Mortgage Backed Securities	19,497	—	19,497	—
Municipal Bonds	33,863	—	33,863	—
Corporate Asset Backed Obligations	12,830	—	12,830	—
Subtotal Debt Securities	90,575	24,385	66,190	—
Common Stock	76,813	76,813	—	—
Equity Mutual Funds	15,194	15,194	—	—
Cash and Cash Equivalents	4,471	4,471	—	—
Total available for sale	$187,053	$120,863	$66,190	$—
There were no transfers in or out of Level 1 and Level 2 fair value measurements categories during the three and twelve month periods ending March 31, 2013 and March 31, 2012. There were no purchases, sales, issuances, or settlements related to the assets in the Level 3 fair value measurement category during the three and twelve months ended March 31, 2013.
The Company realized in the consolidated statement of operations as investment and interest income a gain on the sale of a debt security of $0.4 million during the twelve month period ending March 31, 2012. There were no other purchases, issuances, or settlements related to the assets in the Level 3 fair value measurement category during the three and twelve month periods ending March 31, 2012.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
El Paso Electric Company:

We have reviewed the consolidated balance sheet of El Paso Electric Company and subsidiary as of March 31, 2013, the related consolidated statements of operations, and comprehensive operations, for the three-month and twelve-month periods ended March 31, 2013 and 2012, and the related consolidated statements of cash flows for the three-month periods ended March 31, 2013 and 2012. These consolidated financial statements are the responsibility of the Company's management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of El Paso Electric Company and subsidiary as of December 31, 2012, and the related consolidated statements of operations, comprehensive operations, changes in common stock equity, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP
Houston, Texas
May 7, 2013

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this Item 2 updates, and should be read in conjunction with, the information set forth in Part II, Item 7 of our 2012 Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS
Certain matters discussed in this Quarterly Report on Form 10-Q other than statements of historical information are “forward-looking statements.” The Private Securities Litigation Reform Act of 1995 has established that these statements qualify for safe harbors from liability. Forward-looking statements may include words like we “believe”, “anticipate”, “target”, “expect”, “pro forma”, “estimate”, “intend”, “will”, “is designed to”, “plan” and words of similar meaning. Forward-looking statements describe our future plans, objectives, expectations or goals. Such statements address future events and conditions concerning and include, but are not limited to, such things as:

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

•	reductions in output at generation plants operated by us,

•	unscheduled outages of generating units including outages at Palo Verde,

•	the size of our construction program and our ability to complete construction on budget,

•	potential delays in our construction schedule due to legal challenges or other reasons,

•	disruptions in our transmission system, and in particular the lines that deliver power from our remote generating facilities,

•	electric utility deregulation or re-regulation,

•	regulated and competitive markets,

•	ongoing municipal, state and federal activities,

•	economic and capital market conditions,

•	changes in accounting requirements and other accounting matters,

•	changing weather trends and the impact of severe weather conditions,

•	rates, cost recovery mechanisms and other regulatory matters including the ability to recover fuel costs on a timely basis,

•	changes in environmental laws and regulations and the enforcement or interpretation thereof, including those related to air, water or greenhouse gas emissions or other environmental matters,

•	cuts in military spending that reduce demand for our services from military customers,

•	political, legislative, judicial and regulatory developments,

•	the impact of lawsuits filed against us,

•	the impact of changes in interest rates,

•
changes in, and the assumptions used for, pension and other post-retirement and post-employment benefit liability calculations, as well as actual and assumed investment returns on pension plan and other post-retirement plan assets,

•	the impact of U.S. health care reform legislation,

•	the impact of changing cost escalation and other assumptions on our nuclear decommissioning liability for Palo Verde,

•	Texas, New Mexico and electric industry utility service reliability standards,

•	homeland security considerations, including those associated with the U.S./Mexico border region,

•	coal, uranium, natural gas, oil and wholesale electricity prices and availability,

•	possible income tax and interest payments as a result of audit adjustments proposed by the IRS or state taxing authorities, and

•	other circumstances affecting anticipated operations, sales and costs.
These lists are not all-inclusive because it is not possible to predict all factors. A discussion of some of these factors is included in the 2012 Annual Report on Form 10-K under the headings “Risk Factors” and “Management's Discussion and Analysis” “-Summary of Critical Accounting Policies and Estimates” and “-Liquidity and Capital Resources.” This report should be read in its entirety. No one section of this report deals with all aspects of the subject matter. Any forward-looking statement speaks only as of the date such statement was made, and we are not obligated to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made, except as required by applicable laws or regulations.

Summary of Critical Accounting Policies and Estimates
The preparation of our financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented and actual results could differ in future periods from those estimates. Critical accounting policies and estimates are both important to the portrayal of our financial condition and results of operations and require complex, subjective judgments and are more fully described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Annual Report on Form 10-K.

Summary
The following is an overview of our results of operations for the three and twelve month periods ended March 31, 2013 and 2012. Net income and basic earnings per share for the three and twelve month periods ended March 31, 2013 and 2012 are shown below:

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Net income (in thousands)	$7,634	$3,344	$95,136	$100,108
Basic earnings per share	0.19	0.08	2.37	2.45

The following table and accompanying explanations show the primary factors affecting the after-tax change in net income between the 2013 and 2012 periods presented (in thousands):

	Three Months Ended	Twelve Months Ended
March 31, 2012 net income	$3,344	$100,108
Change in (net of tax):
Increased (decreased) retail non-fuel base revenues (a)	1,554	(6,234)
Decreased operations and maintenance at fossil-fuel generating plants (b)	1,437	1,621
Increased allowance for funds used during construction (c)	1,016	4,314
Decreased Palo Verde operations and maintenance expense (d)	916	2,497
Decreased depreciation and amortization (e)	759	2,314
Increased (decreased) deregulated Palo Verde Unit 3 revenues (f)	292	(2,100)
Decreased customer care expense (g)	239	2,273
Increased (decreased) transmission wheeling revenue (h)	101	(2,355)
Increased administrative and general expense (i)	(1,319)	(6,361)
Increased interest on long-term debt (j)	(682)	(979)
Other	(23)	38
March 31, 2013 net income	$7,634	$95,136

______________

(a)
Retail non-fuel base revenues increased for the three months ended March 31, 2013 compared to the same period in 2012 primarily due to a 7.7% increase in kWh sales to our residential customer class. Retail non-fuel base revenues decreased for the twelve months ended March 31, 2013 compared to the same period in 2012 primarily due to a decrease in non-fuel base revenues from sales to our commercial and industrial customers due to a reduction in non-fuel base rates in Texas effective May 1, 2012, increased use of lower interruptible rates, and decreased consumption by several large commercial and industrial customers. Retail non-fuel base revenues exclude fuel recovered through New Mexico base rates. For a complete discussion of non-fuel rate base revenues, see page 24.

(b)
Operations and maintenance expense at our fossil-fuel generating plants decreased in both the three and twelve months ended March 31, 2013 compared to the same periods last year primarily due to the timing of planned maintenance at our fossil-fuel generating units.

(c)
Allowance for funds used during construction ("AFUDC") increased in the three and twelve months ended March 31, 2013 compared to the same periods last year primarily due to higher balances of construction work in progress subject to AFUDC.

(d)
Palo Verde operations and maintenance expense for the three and twelve months periods ending March 31, 2013 compared to the same periods last year decreased primarily due to the timing of the spring refueling outages. The 2013 spring refueling outage for Unit 1 began March 30, 2013. The 2012 spring refueling outage of Unit 3 began on March 17, 2012 and was completed on April 17, 2012. In 2011, the Unit 2 spring refueling outage began on April 2, 2011 and was completed on May 6, 2011.

(e)
Depreciation and amortization expense decreased due to reduced depreciation rates on gas-fired generating units and on transmission and distribution plant as a result of the 2012 Texas rate case settlement which became effective May 1, 2012.

(f)
Revenues from retail sales of deregulated Palo Verde Unit 3 power decreased for the twelve months ended March 31, 2013 compared to the same period last year due to lower proxy market prices associated with the decline in natural gas prices, and increased costs of nuclear fuel.

(g)
Customer care expense decreased for the three and twelve months ended March 31, 2013 compared to the same period last year due to a decrease in the provision for uncollectible accounts reflecting improved collection efforts.

(h)
Transmission revenues decreased for the twelve months ended March 31, 2013 compared to the same period last year due to a settlement agreement with Tucson Electric Power Company involving a transmission dispute that resulted in a one-time adjustment to income of $3.9 million, pre-tax which was recorded in the third quarter of 2011.

(i)
Administrative and general expense increased for the three months ended March 31, 2013 compared to the same period last year due to increased outside services. Administrative and general expense also increased due to increased pensions and benefits expense primarily due to a significant forfeiture of employee stock awards in the first quarter of 2012 with no comparable activity in 2013, and increased medical expense. Administrative and general expense increased for the twelve months ended March 31, 2013 compared to the same period last year primarily due to increased pension and benefits expense as a result of changes in actuarial assumptions used to calculate expenses for our retiree benefit plans and increased outside services.

(j)
Interest on long-term debt increased for the three and twelve month periods ended March 31, 2013 compared to the same periods last year due to interest on the $150 million of 3.3% senior notes issued in December 2012 partially offset by the refunding and remarketing of two series of pollution control bonds at lower interest rates in August 2012.

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
Weather significantly impacts our residential, small commercial and industrial customers, and to a lesser extent, our sales to public authorities. Heating and cooling degree days can be used to evaluate the effect of weather on energy use. For each degree that the average outdoor temperature varies from a standard of 65 degrees Fahrenheit a degree day is recorded. For the three months ended March 31, 2013, retail non-fuel base revenues were positively impacted by colder winter weather when compared to the same period in 2012. Heating degree days increased 15.4% when compared to the same period in 2012 and were 9.7% over the 10-year average. For the twelve months ended March 31, 2013, retail non-fuel base revenues were negatively impacted by cooler summer weather and milder winter weather when compared to the prior period. Cooling degree days decreased 8.3% and heating degree days decreased by 4.7% when compared to the same period last year. The table below shows heating and cooling degree days compared to a 10-year average.

	Three Months Ended			Twelve Months Ended
	March 31,		10-Year	March 31,		10-Year
	2013	2012	Average	2013	2012	Average*
Heating degree days	1,338	1,159	1,220	2,188	2,296	2,228
Cooling degree days	33	37	27	2,872	3,131	2,633
______________
* Calendar year basis.

Customer growth is a key driver of the growth of retail sales. The average number of retail customers grew 0.6% for the three months ended March 31, 2013 and 1.1% for the twelve months ended March 31, 2013 when compared to the same periods last year. See the tables presented on pages 26 and 27 which provide detail on the average number of retail customers and the related revenues and kWh sales.
Retail non-fuel base revenues. The rate structure effective July 1, 2010 through April 30, 2012 in Texas was based on the final order in PUCT Docket No. 37690. On April 17, 2012, the City Council (the “Council”) of El Paso, Texas approved the settlement of our 2012 Texas retail rate case and fuel reconciliation in PUCT Docket No. 40094 and on April 26, 2012, the administrative law judge issued an order implementing the settlement rates as temporary rates effective May 1, 2012. The PUCT approved the settlement on May 18, 2012. Under the terms of the settlement, among other things, we agreed to a reduction in our non-fuel base rates of $15 million annually, with the decrease being allocated primarily to Texas retail commercial and industrial customer classes.
Retail non-fuel base revenues increased $2.4 million, or 2.2% for the three months ended March 31, 2013, when compared to the same period last year due to a 7.7% increase in kWh sales to our residential customer class. The increase in kWh sales to our residential customers reflects colder winter weather in 2013 compared to the first quarter of 2012. Retail non-fuel base revenues also increased due to a 4.5% increase in kWh sales to public authorities which reflects not only the colder winter weather experienced in our service territory but also new customers and customer expansions. The increase in retail non-fuel base revenues was partially offset by decreased revenues from our commercial and industrial customers which reflects the impact of the reduction in non-fuel base rates for our Texas customers which became effective May 1, 2012 and primarily impacted commercial and industrial customers. Non-fuel base revenues from sales to small commercial and industrial customers and large commercial and industrial customers decreased 3.0% and 8.8%, respectively. The decrease in non-fuel base revenues from large commercial and industrial customers was also due to a 0.7% decrease in kWh sales.
Retail non-fuel base revenues decreased by $9.4 million, or 1.7%, for the twelve months ended March 31, 2013, when compared to the same period last year. The decrease in revenues was primarily due to a reduction in non-fuel base rates to Texas customers which primarily impacted small and large commercial and industrial customers. In addition, increased use of lower interruptible rates rather than higher rates that are not interruptible, and decreased consumption by several large commercial and industrial customers contributed to the decrease in non-fuel base revenues. KWh sales to large commercial and industrial customers decreased 2.9% for the twelve month period. KWh sales to residential customers increased primarily due to the 1.3% increase in the average number of customers served partially offset by cooler summer weather and milder winter weather when compared to the prior period. KWh sales to public authorities increased 2.8% and non-fuel revenues from public authorities increased 2.6%.
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
In the three and twelve months ended March 31, 2013, we over-recovered our fuel costs by $3.8 million and $10.5 million, respectively. In the three months ended March 31, 2012, we over-recovered our fuel costs by $11.9 million and for the twelve months ended March 2012, we under-recovered our fuel costs by $0.9 million. Refunds of $6.9 million and $12.0 million were made to our Texas customers in twelve months ended March 31, 2013 and 2012, respectively. At March 31, 2013, we had a net fuel over-recovery balance of $8.5 million, including $6.5 million in Texas and $2.0 million in New Mexico. Over-recoveries in New Mexico will be refunded through our fuel adjustment clause during 2013.
Off-system sales. Off-system sales are wholesale sales into markets outside our service territory. Off-system sales are primarily made in off-peak periods when we have competitive generation capacity available after meeting our regulated service obligations. We share 90% of off-system sales margins with our Texas and New Mexico customers, and we retain 10% of off-system sales margins. We are sharing 25% of our off-system sales margins with our sales for resale customer under the terms of their contract.
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
Off-system sales revenues increased $3.8 million, or 22.9% for the three months ended March 31, 2013, when compared to the same period last year, as a result of higher average market prices for power which were impacted by higher costs of natural gas. The increase was partially offset by a 4.6% decrease in MWh sales. Retained margins from off-system sales increased $0.3 million for the three months ended March 31, 2013, compared to the same period last year. Off-system sales revenues increased $3.1 million, or 4.3% for the twelve months ended March 31, 2013, when compared to the same period last year, as a result of higher average market prices for power. Retained margins from off-system sales increased $1.8 million for the twelve months ended March 31, 2013, compared to the same period last year. For the twelve months ended March 31, 2012, retained margins were negatively impacted by the power purchases required for system reliability when key generation and transmission facilities were either out of service or were threatened to be out of service in the summer months of 2011.

Comparisons of kWh sales and operating revenues are shown below (in thousands):
			Increase (Decrease)
Quarter Ended March 31:	2013	2012	Amount	Percent
kWh sales:
Retail:
Residential	598,506	555,569	42,937	7.7%
Commercial and industrial, small	501,704	491,237	10,467	2.1
Commercial and industrial, large	244,585	246,358	(1,773)	(0.7)
Sales to public authorities	359,084	343,511	15,573	4.5
Total retail sales	1,703,879	1,636,675	67,204	4.1
Wholesale:
Sales for resale	11,999	11,807	192	1.6
Off-system sales	675,927	708,679	(32,752)	(4.6)
Total wholesale sales	687,926	720,486	(32,560)	(4.5)
Total kWh sales	2,391,805	2,357,161	34,644	1.5
Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$49,608	$46,025	$3,583	7.8%
Commercial and industrial, small	32,775	33,801	(1,026)	(3.0)
Commercial and industrial, large	8,548	9,371	(823)	(8.8)
Sales to public authorities	17,561	16,940	621	3.7
Total retail non-fuel base revenues	108,492	106,137	2,355	2.2
Wholesale:
Sales for resale	388	398	(10)	(2.5)
Total non-fuel base revenues	108,880	106,535	2,345	2.2
Fuel revenues:
Recovered from customers during the period	26,727	32,534	(5,807)	(17.8)
Over collection of fuel	(3,842)	(11,931)	8,089	(67.8)
New Mexico fuel in base rates	16,909	16,964	(55)	(0.3)
Total fuel revenues	39,794	37,567	2,227	5.9	(1)
Off-system sales:
Fuel cost	16,163	15,466	697	4.5
Shared margins	4,001	1,188	2,813	—
Retained margins	476	140	336	—
Total off-system sales	20,640	16,794	3,846	22.9
Other	7,976	7,682	294	3.8	(2)
Total operating revenues	$177,290	$168,578	$8,712	5.2
Average number of retail customers:
Residential	342,024	339,469	2,555	0.8%
Commercial and industrial, small	37,568	38,008	(440)	(1.2)
Commercial and industrial, large	50	49	1	2.0
Sales to public authorities	4,688	4,555	133	2.9
Total	384,330	382,081	2,249	0.6

(1)	Includes deregulated Palo Verde Unit 3 revenues for the New Mexico jurisdiction of $3.0 million and $2.6 million, respectively.
(2) Represents revenues with no related kWh sales.

			Increase (Decrease)
Twelve Months Ended March 31:	2013	2012	Amount	Percent
kWh sales:
Retail:
Residential	2,691,285	2,647,677	43,608	1.6%
Commercial and industrial, small	2,377,008	2,364,934	12,074	0.5
Commercial and industrial, large	1,081,200	1,113,166	(31,966)	(2.9)
Sales to public authorities	1,633,179	1,588,107	45,072	2.8
Total retail sales	7,782,672	7,713,884	68,788	0.9
Wholesale:
Sales for resale	64,458	62,810	1,648	2.6
Off-system sales	2,581,380	2,628,690	(47,310)	(1.8)
Total wholesale sales	2,645,838	2,691,500	(45,662)	(1.7)
Total kWh sales	10,428,510	10,405,384	23,126	0.2
Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$237,678	$235,134	$2,544	1.1%
Commercial and industrial, small	186,988	196,680	(9,692)	(4.9)
Commercial and industrial, large	41,218	45,977	(4,759)	(10.4)
Sales to public authorities	96,753	94,290	2,463	2.6
Total retail non-fuel base revenues	562,637	572,081	(9,444)	(1.7)
Wholesale:
Sales for resale	2,308	1,970	338	17.2
Total non-fuel base revenues	564,945	574,051	(9,106)	(1.6)
Fuel revenues:
Recovered from customers during the period	124,386	151,801	(27,415)	(18.1)	(1)
Under (over) collection of fuel	(10,450)	948	(11,398)	—
New Mexico fuel in base rates	74,099	74,049	50	0.1
Total fuel revenues	188,035	226,798	(38,763)	(17.1)	(2)
Off-system sales:
Fuel cost	63,178	69,940	(6,762)	(9.7)
Shared margins	12,004	3,906	8,098	—
Retained margins	1,434	(359)	1,793	—
Total off-system sales	76,616	73,487	3,129	4.3
Other	31,997	36,143	(4,146)	(11.5)	(3)
Total operating revenues	$861,593	$910,479	$(48,886)	(5.4)
Average number of retail customers:
Residential	341,601	337,378	4,223	1.3%
Commercial and industrial, small	37,857	37,887	(30)	(0.1)
Commercial and industrial, large	51	50	1	2.0
Sales to public authorities	4,644	4,630	14	0.3
Total	384,153	379,945	4,208	1.1

(1)	Excludes $6.9 million and $12.0 million of refunds in the twelve month periods ended March 31, 2013 and 2012, respectively, related to Texas deferred fuel revenues from prior periods.

(2)	Includes deregulated Palo Verde Unit 3 revenues for the New Mexico jurisdiction of $10.2 million and $13.5 million, respectively.

(3)	Represents revenues with no related kWh sales.

Energy expenses
Our sources of energy include electricity generated from our nuclear, natural gas and coal generating plants and purchased power. Palo Verde represents approximately 36% of our available net generating capacity and approximately 63% and 55% of our Company-generated energy for the three and twelve months ended March 31, 2013, respectively. Fluctuations in the price of natural gas, which also is the primary factor influencing the price of purchased power, have had a significant impact on our cost of energy.
Energy expenses increased $5.3 million or 10.2% for the three months ended March 31, 2013, when compared to the same period in 2012, primarily due to (i) increased natural gas costs of $3.6 million due to an 8.3% increase in MWhs generated with natural gas and a 6.5% increase in the average price of natural gas, (ii) increased nuclear fuel costs of $1.2 million due to a 5.8% increase in the cost of nuclear fuel consumed and a 4.1% increase in MWhs generated with nuclear fuel, and (iii) increased costs of purchased power of $0.3 million due to a 38.9% increase in the average market price for power partially offset by a 26.2% decrease in the MWhs purchased. The table below details the sources and costs of energy for the three months ended March 31, 2013 and 2012.

	Three Months ended March 31,
	2013			2012
Fuel Type	Cost	MWh	Cost per MWh	Cost	MWh	Cost per MWh
	(in thousands)			(in thousands)
Natural gas	$27,325	609,255	$44.85	$23,681	562,439	$42.10
Coal	3,787	184,043	20.58	3,700	193,483	19.12
Nuclear	13,287	1,333,882	9.96	12,053	1,281,180	9.41
Total	44,399	2,127,180	20.87	39,434	2,037,102	19.36
Purchased power	12,877	348,705	36.93	12,559	472,459	26.58
Total energy	$57,276	2,475,885	23.13	$51,993	2,509,561	20.72

Our energy expenses decreased $32.8 million or 11.3% for the twelve months ended March 31, 2013, when compared to 2012, primarily due to (i) decreased natural gas costs of $30.1 million due to a 24.1% decrease in the average price of natural gas partially offset by a 9.6% increase in MWhs generated with natural gas, and (ii) decreased purchased power costs of $8.7 million due to a 19.6% decrease in the MWhs purchased partially offset by an 8.8% increase in the average cost of purchased power. These decreases were partially offset by increased nuclear fuel costs of $5.9 million primarily due to an 8.6% increase in the average cost of nuclear fuel and a 4.2% increase in MWhs generated with nuclear fuel. The table below details the sources and costs of energy for the twelve months ended March 31, 2013 and 2012.

	Twelve Months Ended March 31,
	2013			2012
Fuel Type	Cost	MWh	Cost per MWh	Cost		MWh	Cost per MWh
	(in thousands)			(in thousands)
Natural gas	$131,477	3,607,579	$36.44	$161,598	(a)	3,291,894	$48.03
Coal	13,691	645,668	21.20	13,610		674,444	20.18
Nuclear	50,873	5,098,474	9.98	44,974		4,893,428	9.19
Total	196,041	9,351,721	20.96	220,182		8,859,766	24.46
Purchased power	60,569	1,645,056	36.82	69,234		2,045,655	33.84
Total energy	$256,610	10,996,777	23.34	$289,416		10,905,421	26.22
______________

(a)	Natural gas costs for the twelve months ended March 31, 2012 were adjusted for energy expenses capitalized related to Newman Unit 5 pre-commercial testing recorded in 2011.
Other operations expense
Other operations expense increased $1.6 million, or 2.8% for the three months ended March 31, 2013, compared to the same period last year, primarily due to increased administrative and general expense of $2.1 million due to increased outside services. Administrative and general expense also increased in the first quarter of 2013 due to increased employee benefits expense primarily due to a significant forfeiture of employee stock awards in the first quarter of 2012 with no comparable activity in the current period and increased medical expense, partially offset by decreased pension and other postretirement benefits ("OPEB") expense.

Other operations expense increased $8.2 million, or 3.6% for the twelve months ended March 31, 2013, compared to the same period last year, primarily due to increased administrative and general expense of $9.6 million due to increased employee pension and benefits costs as a result of changes in actuarial assumptions used to calculate expenses for our pension and OPEB plans, and increased outside services. Other operations expense for the twelve month period also increased due to increased administrative and general expense at Palo Verde of $2.2 million . These increases were partially offset by a $3.4 million decrease in customer care expenses partially related to a decrease in our provision for uncollectible customer accounts reflecting improved collection efforts and decreased transmission expense of $2.4 million which includes a $1.9 million refund associated with transmission delivery services provided by the Public Service Company of New Mexico recorded in the fourth quarter of 2012.

Maintenance expense
Maintenance expense decreased $3.4 million, or 21.4% for the three months ended March 31, 2013, compared to the same period last year primarily due to the timing of planned maintenance at our gas-fired generating plants. In the three months ended March 31, 2012, we performed scheduled major maintenance at Rio Grande Unit 8 and Newman Unit 1 with a reduced level of maintenance activity in the current period. The decrease in maintenance expense was also related to the timing of the spring refueling outages at Palo Verde. The 2013 spring refueling outages for Palo Verde Unit 1 began March 30, 2013. The 2012 spring refueling outage at Palo Verde Unit 3 began March 17, 2012 and was completed April 17, 2012.

Maintenance expense decreased $8.9 million, or 13.5%, for the twelve months ended March 31, 2013, compared to the same period last year primarily due to a $6.1 million decrease in maintenance expense at Palo Verde due to the timing and costs of refueling outages at Palo Verde. The 2012 spring refueling outage at Palo Verde Unit 3 began March 17, 2012 and was completed April 17, 2012. The 2011 spring refueling outage at Palo Verde Unit 2 began April 2, 2011 and was completed May 6, 2011. The decrease in maintenance expense was also due to the timing of planned maintenance at our fossil-fuel generating plants.
Depreciation and amortization expense
Depreciation and amortization expense decreased $1.1 million, or 5.6% for the three months ended March 31, 2013, compared to the same periods last year, primarily due to reduced depreciation rates for our gas-fired generation plant and our transmission and distribution plant as a result of the Texas rate case settlement effective May 1, 2012. Depreciation and amortization expense decreased $3.5 million, or 4.3%, for the twelve months ended March 31, 2013, compared to the same periods last year, primarily due to reduced depreciation rates for our gas-fired generation plant and our transmission and distribution plant due to the Texas rate settlement discussed above.
Taxes other than income taxes
Taxes other than income taxes decreased $0.9 million, or 6.3% for the three months ended March 31, 2013, compared to the same period last year primarily due to a decrease in billed revenue and a decrease in taxable property and tax rates. Taxes other than income taxes remained relatively unchanged for the twelve months ended March 31, 2013, compared to the same period last year.
Other income (deductions)
Other income (deductions) remained relatively unchanged for the three months ended March 31, 2013, compared to the same period last year. Other income (deductions) increased $4.4 million, or 44.2% for the twelve months ended March 31, 2013, compared to the twelve months ended March 31, 2012, primarily due to increased allowance for equity funds used during construction (“AEFUDC”) resulting from higher balances of construction work in progress.

Interest charges (credits)

Interest charges (credits) increased $0.6 million , or 5.2% for the three months ended March 31, 2013, compared to the same period last year, primarily due to interest on the $150 million of 3.3% senior notes issued in December 2012 partially offset by increased allowance for borrowed funds used during construction ("ABFUDC") as a result of higher balances of construction work in progress. Interest charges (credits) decreased $0.1 million for the twelve months ended March 31, 2013, compared to the same period last year, primarily due to increased ABFUDC as a result of higher balances of construction work in progress and the refunding and remarketing of two series of pollution control bonds at lower interest rates in August 2012 partially offset by interest on the $150 million of 3.3% senior notes issued in December 2012.
Income tax expense
Income tax expense increased by $2.5 million for the three months ended March 31, 2013, compared to the same period last year, primarily due to increased pre-tax income. Income tax expense decreased by $3.0 million, or 5.7% for the twelve months ended March 31, 2013, compared to the same period last year, primarily due to decreased pre-tax income.
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
Substantially all of the information that ASU 2013-02 requires is already required to be disclosed elsewhere in the financial statements under FASB guidance. However, the new requirement to present information about amounts reclassified out of accumulated other comprehensive income (loss) and their corresponding effect on net income now requires the presentation in one place, information about significant amounts reclassified and, in some cases, cross-references to related footnote disclosures. We have presented the corresponding effects of components reclassified out of accumulated other comprehensive income (loss) with cross-references to other disclosures or the respective line items in net income in Note B.
ASU 2013-02 became effective prospectively for reporting periods beginning after December 15, 2012. We implemented ASU 2013-02 in the first quarter of 2013, and have included the additional required disclosure in Note B.
Inflation
For the last several years, inflation has been relatively low and, therefore, has had minimal impact on our results of operations and financial condition.

Liquidity and Capital Resources
We continue to maintain a strong balance of common stock equity in our capital structure which supports our bond ratings, allowing us to obtain financing from the capital markets at a reasonable cost. At March 31, 2013, our capital structure, including common stock, long-term debt, and short-term borrowings under the revolving credit facility, consisted of 44.7% common stock equity and 55.3% debt. At March 31, 2013, we had on hand $43.7 million in cash and cash equivalents.
Our principal liquidity requirements in the near-term are expected to consist of capital expenditures to expand and support electric service obligations, expenditures for nuclear fuel inventory, interest payments on our indebtedness, cash dividend payments, operating expenses including fuel costs, maintenance costs and taxes.
Capital Requirements. During the three months ended March 31, 2013, our capital requirements primarily consisted of expenditures for the construction and purchase of electric utility plant, employee pension and other post-retirement benefit plans funding, purchases of nuclear fuel, and payment of common stock dividends. Projected utility construction expenditures are to expand and update our transmission and distribution systems, add new generation, and make capital improvements and replacements at Palo Verde and other generating facilities. Rio Grande Unit 9, an aeroderivative gas turbine unit with a net dependable generating capacity of 87 MW has been completed and should reach commercial operation in May 2013. As of March 31, 2013, we had expended $89.7 million on Rio Grande Unit 9, including AFUDC, of which $8.1 million was incurred during the three months ended March 31, 2013. Estimated cash construction expenditures for all capital projects for 2013 are expected to be approximately $258 million, and we expect our current cash balances, cash from operations, and short-term borrowings from our revolving credit facility to continue to be the primary source of funds for these capital expenditures. See Part I, Item 1, “Business - Construction Program” in our 2012 Form 10-K. Cash capital expenditures for new electric plant were $55.4 million in the three months ended March 31, 2013 compared to $48.2 million in the three months ended March 31, 2012. Capital requirements for purchases of nuclear fuel were $9.9 million for the three months ended March 31, 2013 compared to $32.7 million for the three months ended March 31, 2012.
On March 29, 2013, we paid a quarterly dividend of $0.25 per share or $10.1 million to shareholders of record on March 14, 2013. We expect to continue paying quarterly dividends during 2013 and we expect to review the dividend policy in the second quarter of 2013. In addition, while we do not currently anticipate repurchasing shares in 2013, we may repurchase common stock in the future. Under our program, purchases can be made at open market prices or in private transactions, and repurchased shares are available for issuance under employee benefit and stock incentive plans, or may be retired. No shares of common stock were repurchased during the three months ended March 31, 2013. As of March 31, 2013, a total of 393,816 shares remain eligible for repurchase.
We will continue to maintain a prudent level of liquidity as well as take market conditions for debt and equity securities into account. With the initiation of a dividend in 2011, we are moving toward primarily utilizing the distribution of dividends to maintain a balanced capital structure, supplemented by share repurchases when appropriate. Our liquidity needs can fluctuate quickly based on fuel prices and other factors and we are continuing to make investments in new electric plant and other assets in order to reliably serve our customers.
Our cash requirements for federal and state income taxes vary from year to year based on taxable income, which is influenced by the timing of revenues and expenses recognized for income tax purposes. Accelerated tax deductions resulted in net operating loss carryforwards in 2011 through 2012 and as a result income tax payments are expected to be minimal in 2013.
We continually evaluate our funding requirements related to our retirement plans, other postretirement benefit plans, and decommissioning trust funds. We contributed $15.5 million of the projected $21.8 million 2013 annual contribution to our retirement plans during the three months ended March 31, 2013. In the three months ended March 31, 2013, we contributed $2.0 million of the projected $4.0 million 2013 annual contribution to our OPEB plan, and $1.1 million of the projected $4.5 million 2013 annual contribution to our decommissioning trust funds. We are in compliance with the funding requirements of the federal government for our benefit plans. In addition, we are in compliance with the funding requirements of the federal law and the Arizona Nuclear Power Project Participation Agreement for our decommissioning trust.
Capital Resources. Cash from operations has been our primary source for funding capital requirements. Cash from operations was $7.7 million for the three months ended March 31, 2013 and $34.9 million for the three months ended March 31, 2012. In 2013, cash from operations was affected by an increase in accounts receivable due to the timing of customer payments. Cash from operations has also been impacted by the timing of the recovery of fuel costs through fuel recovery mechanisms in Texas and New Mexico and our sales for resale customer. We recover actual fuel costs from customers through fuel adjustment mechanisms in Texas, New Mexico, and from our sales for resale customer. We record deferred fuel revenues for the under-recovery or over-recovery of fuel costs until they can be recovered from or refunded to customers. In Texas, fuel costs are recovered through a fixed fuel factor. We can seek to revise our fixed fuel factor at least four months after our last revision except in the month of December based upon our approved formula which allows us to adjust fuel rates to reflect changes in costs of natural gas. On May 1, 2012, we implemented a reduced fixed fuel factor charged to our Texas retail customers which was based upon a formula that reflected the then current prices for natural gas. During the three months ended March 31, 2013, we had an over-recovery of fuel costs of $3.8 million, compared to an over-recovery of $11.9 million during the three months ended March 31, 2012. At March 31, 2013, we had a net fuel over-recovery balance of $8.5 million, including $6.5 million in Texas and $2.0 million in New Mexico.
We maintain a revolving credit facility (“RCF”) for working capital and general corporate purposes and the financing of nuclear fuel through the Rio Grande Resources Trust (“RGRT”). RGRT is the trust through which we finance our portion of nuclear fuel for Palo Verde and is consolidated in our financial statements. The RCF has a term ending in September 2016. The aggregate unsecured borrowing available under the RCF is $300 million and the amounts we borrow under the RCF may be used for working capital and general corporate purposes. The total amount borrowed for nuclear fuel by RGRT was $135.0 million at March 31, 2013, of which $25.0 million had been borrowed under the RCF and $110 million was borrowed through senior notes. At March 31, 2012, the total amounts borrowed for nuclear fuel by RGRT was $149.6 million of which $39.6 million was borrowed under the revolving credit facility and $110 million was borrowed through senior notes. Interest costs on borrowings to finance nuclear fuel are accumulated by RGRT and charged to us as fuel is consumed and recovered from customers through fuel recovery charges. No borrowings were outstanding at March 31, 2013 under the RCF for working capital or general corporate purposes. At March 31, 2012, $53.0 million was outstanding under the RCF for working capital or general corporate purposes.
We believe we have adequate liquidity through our current cash balances, cash from operations, and our revolving credit facility to meet all our anticipated cash requirements for the next twelve months. In addition, we should continue to have access to the capital markets on favorable terms.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk due to changes in interest rates, equity prices and commodity prices. See our 2012 Form 10-K, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” for a complete discussion of the market risks we face and our market risk sensitive assets and liabilities. As of March 31, 2013, there have been no material changes in the market risks we face or the fair values of assets and liabilities disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2012 Annual Report Form 10-K.

Item 4.	Controls and Procedures
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of March 31, 2013, our disclosure controls and procedures are effective.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15, that occurred during the quarter ended March 31, 2013, that materially affected, or that were reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We hereby incorporate by reference the information set forth in Part I of this report under Notes C and G of Notes to Consolidated Financial Statements.

Item 1A.	Risk Factors
Our 2012 Form 10-K includes a detailed discussion of our risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities.

Period	Total Number of Shares Purchased	Average Price Paid per Share (Including Commissions)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2013	—	$—	—	393,816
February 1 to February 28, 2013	—	—	—	393,816
March 1 to March 31, 2013	—	—	—	393,816

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 6.	Exhibits
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
Dated: May 7, 2013

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

†
In lieu of non-employee director cash compensation, eight agreements, dated as of January 1, and April 1, 2013, substantially identical in all material respects to this Exhibit, have been entered into with Catherine A. Allen; Patricia Z. Holland-Branch; Michael K. Parks; and Stephen N. Wertheimer; directors of the Company.

