Form 10-Q
period 2013-06-30
EL PASO ELECTRIC CO /TX/
filed 2013-08-06
CIK 31978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of July 31, 2013, there were 40,253,783 shares of the Company’s no par value common stock outstanding.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

( i)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)

ASSETS (In thousands)
Utility plant:
Electric plant in service	$3,014,517	$2,857,913
Less accumulated depreciation and amortization	(1,186,206)	(1,162,483)
Net plant in service	1,828,311	1,695,430
Construction work in progress	224,519	287,358
Nuclear fuel; includes fuel in process of $54,004 and $56,129, respectively	191,892	189,921
Less accumulated amortization	(75,058)	(70,366)
Net nuclear fuel	116,834	119,555
Net utility plant	2,169,664	2,102,343
Current assets:
Cash and cash equivalents	11,646	111,057
Accounts receivable, principally trade, net of allowance for doubtful accounts of $2,303 and $2,906, respectively	106,526	62,900
Accumulated deferred income taxes	27,993	20,292
Inventories, at cost	43,898	42,358
Undercollection of fuel revenues	4,297	—
Prepayments and other	13,216	9,627
Total current assets	207,576	246,234
Deferred charges and other assets:
Decommissioning trust funds	196,166	187,053
Regulatory assets	102,375	101,590
Other	32,519	31,830
Total deferred charges and other assets	331,060	320,473
Total assets	$2,708,300	$2,669,050

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Continued)

	June 30, 2013	December 31, 2012
	(Unaudited)
CAPITALIZATION AND LIABILITIES (In thousands except for share data)
Capitalization:
Common stock, stated value $1 per share, 100,000,000 shares authorized, 65,624,223 and 65,520,551 shares issued, and 118,953 and 84,446 restricted shares, respectively	$65,743	$65,605
Capital in excess of stated value	312,684	310,994
Retained earnings	955,244	939,131
Accumulated other comprehensive loss, net of tax	(60,597)	(66,084)
	1,273,074	1,249,646
Treasury stock, 25,492,919 shares at cost	(424,647)	(424,647)
Common stock equity	848,427	824,999
Long-term debt	999,576	999,535
Total capitalization	1,848,003	1,824,534
Current liabilities:
Short-term borrowings under the revolving credit facility	26,319	22,155
Accounts payable, principally trade	53,643	61,581
Taxes accrued	25,521	29,248
Interest accrued	12,200	12,127
Overcollection of fuel revenues	—	4,643
Other	23,072	21,995
Total current liabilities	140,755	151,749
Deferred credits and other liabilities:
Accumulated deferred income taxes	388,454	358,674
Accrued pension liability	112,821	125,690
Accrued postretirement benefit liability	101,170	99,170
Asset retirement obligation	65,717	62,784
Regulatory liabilities	23,985	22,179
Other	27,395	24,270
Total deferred credits and other liabilities	719,542	692,767
Commitments and contingencies
Total capitalization and liabilities	$2,708,300	$2,669,050
See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except for share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Operating revenues	$240,114	$228,252	$417,404	$396,830
Energy expenses:
Fuel	61,430	49,366	105,829	88,800
Purchased and interchanged power	15,913	14,522	28,790	27,081
	77,343	63,888	134,619	115,881
Operating revenues net of energy expenses	162,771	164,364	282,785	280,949
Other operating expenses:
Other operations	59,033	58,805	115,000	113,222
Maintenance	15,985	14,806	28,537	30,774
Depreciation and amortization	19,562	19,603	38,930	40,121
Taxes other than income taxes	13,847	14,638	26,629	28,278
	108,427	107,852	209,096	212,395
Operating income	54,344	56,512	73,689	68,554
Other income (deductions):
Allowance for equity funds used during construction	2,515	2,214	5,178	4,170
Investment and interest income, net	1,834	102	3,065	1,878
Miscellaneous non-operating income	1	131	2	201
Miscellaneous non-operating deductions	(1,633)	(421)	(2,104)	(903)
	2,717	2,026	6,141	5,346
Interest charges (credits):
Interest on long-term debt and revolving credit facility	14,610	13,605	29,206	27,168
Other interest	154	278	303	478
Capitalized interest	(1,307)	(1,299)	(2,609)	(2,668)
Allowance for borrowed funds used during construction	(1,518)	(1,310)	(3,141)	(2,463)
	11,939	11,274	23,759	22,515
Income before income taxes	45,122	47,264	56,071	51,385
Income tax expense	15,929	16,370	19,244	17,147
Net income	$29,193	$30,894	$36,827	$34,238

Basic earnings per share	$0.73	$0.77	$0.92	$0.85

Diluted earnings per share	$0.72	$0.77	$0.92	$0.85

Dividends declared per share of common stock	$0.265	$0.25	$0.515	$0.47
Weighted average number of shares outstanding	40,111,757	39,958,149	40,095,002	39,934,590
Weighted average number of shares and dilutive potential shares outstanding	40,159,970	40,040,776	40,119,109	40,020,143

 See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except for share data)

	Twelve Months Ended
	June 30,
	2013	2012
Operating revenues	$873,455	$896,126
Energy expenses:
Fuel	208,105	208,230
Purchased and interchanged power	61,960	67,459
	270,065	275,689
Operating revenues net of energy expenses	603,390	620,437
Other operating expenses:
Other operations	238,336	231,476
Maintenance	58,102	63,870
Depreciation and amortization	77,365	80,992
Taxes other than income taxes	55,794	57,336
	429,597	433,674
Operating income	173,793	186,763
Other income (deductions):
Allowance for equity funds used during construction	10,435	7,269
Investment and interest income, net	6,462	3,567
Miscellaneous non-operating income	1,216	815
Miscellaneous non-operating deductions	(3,214)	(2,677)
	14,899	8,974
Interest charges (credits):
Interest on long-term debt and revolving credit facility	56,670	54,259
Other interest	1,015	933
Capitalized interest	(5,253)	(5,299)
Allowance for borrowed funds used during construction	(6,251)	(4,282)
	46,181	45,611
Income before income taxes	142,511	150,126
Income tax expense	49,076	52,114
Net income	$93,435	$98,012

Basic earnings per share	$2.33	$2.42

Diluted earnings per share	$2.32	$2.41

Dividends declared per share of common stock	$1.015	$0.91
Weighted average number of shares outstanding	40,053,677	40,285,248
Weighted average number of shares and dilutive potential shares outstanding	40,104,513	40,455,626

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013	2012
Net income	$29,193	$30,894	$36,827	$34,238	$93,435	$98,012
Other comprehensive income (loss):
Unrecognized pension and postretirement benefit costs:
Net loss arising during period	—	—	—	—	(2,109)	(77,678)
Reclassification adjustments included in net income for amortization of:
Prior service benefit	(1,400)	(1,437)	(2,800)	(2,880)	(5,682)	(5,787)
Net loss	2,745	2,860	5,420	5,985	11,406	9,237
Net unrealized gains/losses on marketable securities:
Net holding gains (losses) arising during period	(2,232)	(2,341)	4,561	5,817	8,671	4,798
Reclassification adjustments for net (gains) losses included in net income	(246)	1,447	(88)	1,234	(280)	2,795
Net losses on cash flow hedges:
Reclassification adjustment for interest expense included in net income	101	95	202	189	398	374
Total other comprehensive income (loss) before income taxes	(1,032)	624	7,295	10,345	12,404	(66,261)
Income tax benefit (expense) related to items of other comprehensive income (loss):
Unrecognized pension and postretirement benefit costs	(511)	(541)	(1,081)	(1,096)	(1,449)	29,169
Net unrealized (gains) losses on marketable securities	650	189	(637)	(1,370)	(1,705)	(1,416)
Losses on cash flow hedges	(38)	(36)	(90)	(81)	(140)	(218)
Total income tax benefit (expense)	101	(388)	(1,808)	(2,547)	(3,294)	27,535
Other comprehensive income (loss), net of tax	(931)	236	5,487	7,798	9,110	(38,726)
Comprehensive income	$28,262	$31,130	$42,314	$42,036	$102,545	$59,286
See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income	$36,827	$34,238
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of electric plant in service	38,930	40,121
Amortization of nuclear fuel	21,897	21,807
Deferred income taxes, net	16,888	18,630
Allowance for equity funds used during construction	(5,178)	(4,170)
Other amortization and accretion	8,258	6,804
Other operating activities	(87)	937
Change in:
Accounts receivable	(43,626)	(19,197)
Inventories	(2,047)	(1,087)
Net overcollection (undercollection) of fuel revenues	(8,940)	15,594
Prepayments and other	(8,022)	(5,456)
Accounts payable	2,733	(4,748)
Taxes accrued	(250)	(6,661)
Other current liabilities	1,150	779
Deferred charges and credits	(7,146)	(5,695)
Net cash provided by operating activities	51,387	91,896
Cash flows from investing activities:
Cash additions to utility property, plant and equipment	(110,279)	(99,929)
Cash additions to nuclear fuel	(16,879)	(38,155)
Capitalized interest and AFUDC:
Utility property, plant and equipment	(8,319)	(6,633)
Nuclear fuel	(2,609)	(2,668)
Allowance for equity funds used during construction	5,178	4,170
Decommissioning trust funds:
Purchases, including funding of $2.3 million, respectively	(26,914)	(64,011)
Sales and maturities	22,362	59,513
Other investing activities	3,419	978
Net cash used for investing activities	(134,041)	(146,735)
Cash flows from financing activities:
Dividends paid	(20,714)	(18,834)
Borrowings under the revolving credit facility:
Proceeds	28,486	121,964
Payments	(24,322)	(44,583)
Other financing activities	(207)	(1,832)
Net cash provided by (used for) financing activities	(16,757)	56,715
Net increase (decrease) in cash and cash equivalents	(99,411)	1,876
Cash and cash equivalents at beginning of period	111,057	8,208
Cash and cash equivalents at end of period	$11,646	$10,084
See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A. Principles of Preparation
These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Annual Report of El Paso Electric Company on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”). Capitalized terms used in this report and not defined herein have the meaning ascribed to such terms in the 2012 Form 10-K. In the opinion of the Company’s management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at June 30, 2013 and December 31, 2012; the results of its operations and comprehensive operations for the three, six and twelve months ended June 30, 2013 and 2012; and its cash flows for the six months ended June 30, 2013 and 2012. The results of operations and comprehensive operations for the three and six months ended June 30, 2013 and the cash flows for the six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full calendar year.
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
Revenues. Revenues related to the sale of electricity are generally recorded when service is rendered or electricity is delivered to customers. The billing of electricity sales to retail customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. Unbilled revenues are estimated based on monthly generation volumes and by applying an average revenue/kWh to the number of estimated kWhs delivered but not billed. Accounts receivable included accrued unbilled revenues of $33.0 million at June 30, 2013 and $17.9 million at December 31, 2012. The Company presents revenues net of sales taxes in its consolidated statements of operations.

Supplemental Cash Flow Disclosures (in thousands)
	Six Months Ended
	June 30,
	2013	2012
Cash paid (received) for:
Interest on long-term debt and borrowing under the revolving credit facility	$26,840	$25,106
Income tax paid (refund), net	(169)	3,159
Non-cash financing activities:
Grants of restricted shares of common stock	2,483	2,331
Issuance of performance shares	849	1,193

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

New Accounting Standards. In February 2013, the FASB issued new guidance (Accounting Standards Update ("ASU") 2013-02, Comprehensive Income (Topic 220)) to improve the reporting of reclassifications out of accumulated other comprehensive income (loss). ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income (loss) on the respective line items in net income if the amount being reclassified is required under FASB guidance to be reclassified in its entirety to net income in the same reporting period. For other amounts that are not required under FASB guidance to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under FASB guidance that provide additional detail about those amounts.

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
ASU 2013-02 became effective prospectively for reporting periods beginning after December 15, 2012. The Company implemented ASU 2013-02 in the first quarter of 2013 and has presented the corresponding effects of components reclassified out of accumulated other comprehensive income (loss) with cross-references to other disclosures or the respective line items in net income in Note B.
In July 2013, the FASB issued new guidance (ASU 2013-11, Income Taxes (Topic 740)) to eliminate the diversity in the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 requires an entity to present an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain circumstances when it would be reflected as a liability. ASU 2013-11 is effective prospectively to all unrecognized tax benefits that exist for reporting periods beginning after December 15, 2013 and early adoption is permitted. Retrospective application is also permitted. The Company anticipates implementing ASU 2013-11 in the first quarter of 2014. The Company is currently assessing the future impact of this ASU, however it is not expected to have a significant impact on the Company's consolidated statement of operations or consolidated statements of cash flows.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

B. Accumulated Other Comprehensive Loss

       In February 2013, the FASB issued new guidance, ASU 2013-02, Comprehensive Income (Topic 220) as discussed in Note A. This guidance requires disclosures regarding changes in Accumulated Other Comprehensive Loss (net of tax) by component which are presented below (in thousands):

	Three Months Ended June 30, 2013
	Net Unrealized Gains (Losses) on Marketable Securities	Unrecognized Pension and Postretirement Benefit Costs	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Loss

Balance at March 31, 2013	27,858	(75,032)	(12,492)	(59,666)

Other comprehensive loss before reclassifications	(1,623)	—	—	(1,623)
Amounts reclassified from accumulated other comprehensive loss	(205)	834	63	692
Balance at June 30, 2013	$26,030	$(74,198)	$(12,429)	$(60,597)

	Six Months Ended June 30, 2013
	Net Unrealized Gains (Losses) on Marketable Securities	Unrecognized Pension and Postretirement Benefit Costs	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Loss

Balance at December 31, 3012	$22,194	$(75,737)	$(12,541)	$(66,084)
Other comprehensive income before reclassifications	3,920	—	—	3,920
Amounts reclassified from accumulated other comprehensive loss	(84)	1,539	112	1,567
Balance at June 30, 2013	$26,030	$(74,198)	$(12,429)	$(60,597)

	Twelve Months Ended June 30, 2013
	Net Unrealized Gains (Losses) on Marketable Securities	Unrecognized Pension and Postretirement Benefit Costs	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Loss

Balance at June 30, 2012	$19,344	$(76,364)	$(12,687)	$(69,707)
Other comprehensive income (loss) before reclassifications	6,944	(1,264)	—	5,680
Amounts reclassified from accumulated other comprehensive loss	(258)	3,430	258	3,430
Balance at June 30, 2013	$26,030	$(74,198)	$(12,429)	$(60,597)

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Amounts reclassified from accumulated other comprehensive loss for the three, six and twelve months ended June 30, 2013 are as follows ( in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Three Months Ended	Six Months Ended	Twelve Months Ended	Affected Line Item in the Statement of Operations
	June 30, 2013

Marketable securities:
Net realized gain on sale of securities	$246	$88	$593	Investment and interest income, net
Unrealized losses on available-for-sale securities included in pre-tax income	—	—	(313)	Investment and interest income, net
	246	88	280	Total before tax
	(41)	(4)	(22)	Income tax expense
	205	84	258	Net of tax

Amortization of pension and postretirement benefit costs:
Prior service benefit	1,400	2,800	5,682	(a)
Net loss	(2,745)	(5,420)	(11,406)	(a)
	(1,345)	(2,620)	(5,724)	Total before tax
	511	1,081	2,294	Income tax expense
	(834)	(1,539)	(3,430)	Net of tax

Loss on cash flow hedge:
Amortization of loss	(101)	(202)	(398)	Interest on long-term debt and revolving credit facility
	(101)	(202)	(398)	Total before tax
	38	90	140	Income tax expense
	(63)	(112)	(258)	Net of tax

Total reclassifications	$(692)	$(1,567)	$(3,430)	Net of tax

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
As part of the settlement, the Company agreed to withdraw its request to reconcile fuel costs for the period from July 1, 2009 through September 30, 2011. The Company will file a fuel reconciliation request covering the period beginning July 1, 2009 and ending no later than June 30, 2013 by December 31, 2013 or as part of its next rate case, if earlier. The settlement also provides for the continuation of the energy efficiency cost recovery factor and the military base discount recovery factor. Both of these surcharges require annual filings to reconcile and revise the recovery factors.
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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Montana Power Station Air Permits. The Company has also filed two air permit applications for the Montana Power Station. The first application was filed with the Texas Commission on Environmental Quality ("TCEQ") and a contested hearing on the merits of the application commenced June 4, 2013, before the State Office of Administrative Hearings in Austin, Texas. Several parties, representing affected individuals as defined by TCEQ, were previously granted status as Aligned Protestants. The post-hearing process is underway, and after the Administrative Law Judge's recommendation, which should occur in September 2013, a final decision by the TCEQ is expected by the end of the year. The second air permit application is a U.S. Environmental Protection Agency ("EPA") greenhouse permit application which remains under review. A final permit is expected from the EPA by December 2013 if there is no appeal. While the Company believes that the Montana Power Station applications demonstrate compliance with all air regulations, it cannot predict the final outcome or timing of decisions on these applications with certainty. The Company has received Certificates of Convenience and Necessity ("CCN") to construct the first two units of this facility from both the PUCT and the NMPRC.
Transmission CCN Filings. On April 15, 2013, the Company filed two transmission line CCNs with the PUCT. Both of these transmission lines are needed to connect the Montana Power Station to the Company's 115kV transmission system so that the Montana Power Station can deliver its output to the Company's native service territory. Final orders in both of these filings are expected no later than May 2014.
Other Required Approvals. The Company has obtained other required approvals for recovery of fuel costs through fixed fuel factors, other tariffs and approvals as required by the Public Utility Regulatory Act ("PURA") and the PUCT.
New Mexico Regulatory Matters
2009 New Mexico Stipulation. On December 10, 2009, the NMPRC issued a final order conditionally approving the stipulated rates in NMPRC Case No. 09-00171-UT. The stipulated rates went into effect with January 2010 bills. The stipulated rates provide for an Efficient Use of Energy Factor Rate Rider to recover energy efficiency expenditures which requires an annual filing and approval of the related incentives and adjustments to the recovery factors.
Long-Term Purchased Power Agreement with Macho Springs. On November 21, 2012, the Company filed an application with the NMPRC requesting approval of a Long-Term Purchase Power Agreement ("LTPPA") with Macho Springs Solar, LLC ("Macho Springs") to purchase energy from a 50 MW solar facility to be constructed by Macho Springs on the Company's New Mexico transmission system. The Company also sought approval of the recovery of costs associated with the LTPPA through the Company's Fuel and Purchased Power Cost Adjustment Clause. A final order approving the LTPPA was received May 1, 2013.
Other Required Approvals. The Company has obtained other required approvals for other tariffs, securities transactions, long-term resource plans, recovery of energy efficiency costs through a base rate rider and other approvals as required by the NMPRC.
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
Other Required Approvals. The Company has obtained required approvals for rates and tariffs, securities transactions and other approvals as required by the FERC.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

D. Common Stock
Repurchase Program. No shares of common stock were repurchased during the six months ended June 30, 2013 and 2012.
Dividend Policy. The Company paid $10.7 million and $10.0 million in quarterly cash dividends during the three months ended June 30, 2013 and 2012, respectively. The Company paid a total of $20.7 million and $40.8 million in quarterly cash dividends during the six and twelve months ended June 30, 2013, respectively. The Company paid a total of $18.8 million and $36.8 million in quarterly cash dividends during the six and twelve months ended June 30, 2012, respectively. On July 26, 2013, the Board of Directors declared a quarterly cash dividend of $0.265 per share payable on September 30, 2013 to shareholders of record on September 13, 2013.

Basic and Diluted Earnings Per Share. The basic and diluted earnings per share are presented below (in thousands except for share data):
	Three Months Ended June 30,
	2013	2012
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	40,111,757	39,958,149
Dilutive effect of unvested performance awards	48,213	64,698
Dilutive effect of stock options	—	17,929
Diluted number of common shares outstanding	40,159,970	40,040,776
Basic net income per common share:
Net income	$29,193	$30,894
Income allocated to participating restricted stock	(85)	(83)
Net income available to common shareholders	$29,108	$30,811
Diluted net income per common share:
Net income	$29,193	$30,894
Income reallocated to participating restricted stock	(84)	(83)
Net income available to common shareholders	$29,109	$30,811
Basic net income per common share:
Distributed earnings	$0.265	$0.25
Undistributed earnings	0.465	0.52
Basic net income per common share	$0.730	$0.77
Diluted net income per common share:
Distributed earnings	$0.265	$0.25
Undistributed earnings	0.455	0.52
Diluted net income per common share	$0.720	$0.77

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	40,095,002	39,934,590
Dilutive effect of unvested performance awards	24,107	65,450
Dilutive effect of stock options	—	20,103
Diluted number of common shares outstanding	40,119,109	40,020,143
Basic net income per common share:
Net income	$36,827	$34,238
Income allocated to participating restricted stock	(102)	(104)
Net income available to common shareholders	$36,725	$34,134
Diluted net income per common share:
Net income	$36,827	$34,238
Income reallocated to participating restricted stock	(102)	(104)
Net income available to common shareholders	$36,725	$34,134
Basic net income per common share:
Distributed earnings	$0.515	$0.47
Undistributed earnings	0.405	0.38
Basic net income per common share	$0.920	$0.85
Diluted net income per common share:
Distributed earnings	$0.515	$0.47
Undistributed earnings	0.405	0.38
Diluted net income per common share	$0.920	$0.85

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Twelve Months Ended June 30,
	2013	2012
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	40,053,677	40,285,248
Dilutive effect of unvested performance awards	46,084	148,256
Dilutive effect of stock options	4,752	22,122
Diluted number of common shares outstanding	40,104,513	40,455,626
Basic net income per common share:
Net income	$93,435	$98,012
Income allocated to participating restricted stock	(248)	(379)
Net income available to common shareholders	$93,187	$97,633
Diluted net income per common share:
Net income	$93,435	$98,012
Income reallocated to participating restricted stock	(248)	(378)
Net income available to common shareholders	$93,187	$97,634
Basic net income per common share:
Distributed earnings	$1.015	$0.91
Undistributed earnings	1.315	1.51
Basic net income per common share	$2.330	$2.42
Diluted net income per common share:
Distributed earnings	$1.015	$0.91
Undistributed earnings	1.305	1.50
Diluted net income per common share	$2.320	$2.41

The amount of restricted stock awards and performance shares at 100% performance level excluded from the calculation of the diluted number of common shares outstanding because their effect was antidilutive is presented below:

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013	2012
Restricted stock awards	38,040	32,101	47,071	45,951	45,738	63,699
Performance shares (a)	85,183	51,133	105,090	47,092	86,624	23,546
____________________

(a)	Certain performance shares were excluded from the computation of diluted earnings per share as no payouts would have been required based upon performance at the end of the corresponding periods.

E. Income Taxes
The Company files income tax returns in the United States ("U.S.") federal jurisdiction and in the states of Texas, New Mexico and Arizona. The Company is no longer subject to tax examination by the taxing authorities in the federal jurisdiction for years prior to 2008 and in the state jurisdictions for years prior to 1998. The Company is currently under audit in the federal jurisdiction for tax years 2009 through 2012 and in Texas for 2007. A deficiency notice relating to the Company’s 1998 through 2003 and 2006 and 2007 income tax returns in Arizona challenges a pollution control credit, a research and development credit and the payroll, sales and property apportionment factors. The Company is contesting these adjustments.
For the three months ended June 30, 2013 and 2012, the Company’s consolidated effective tax rate was 35.3% and 34.6%, respectively. For the six months ended June 30, 2013 and 2012, the Company's consolidated effective tax rate was 34.3% and 33.4%, respectively. For the twelve months ended June 30, 2013 and 2012, the Company's consolidated effective tax rate was 34.4% and 34.7%, respectively. The Company's consolidated effective tax rate for the three, six and twelve months ended June 30,

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2013 and 2012 differs from the federal statutory tax rate of 35.0% primarily due to the allowance for equity funds used during construction and state income taxes.

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
Power Purchase and Sale Contracts
To supplement its own generation and operating reserves, and to meet required renewable portfolio standards, the Company engages in firm power purchase arrangements which may vary in duration and amount based on evaluation of the Company’s resource needs, the economics of the transactions, and specific renewable portfolio requirements. For a full discussion of power purchase and sale contracts that the Company has entered into with various counterparties, see Note K of Notes to Consolidated Financial Statements in the 2012 Form 10-K. In addition to the contracts disclosed in the 2012 Form 10-K, in May 2013, the NMPRC approved the Company's agreement with Macho Springs Solar, LLC to purchase the entire generation output delivered from the 50 MW Macho Springs solar photovoltaic project located in Luna County, New Mexico. The term of the purchase is 20 years from the commercial operation date of the Macho Springs project which is projected to be May 1, 2014.
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
Clean Air Interstate Rule/Cross State Air Pollution Rule. The EPA's Clean Air Interstate Rule ("CAIR"), as applied to the Company, involves requirements to limit emissions of nitrogen oxides ("NOx") and sulfur dioxide ("SO2") from certain of the Company's power plants in Texas and/or purchase allowances representing other parties' emissions reductions since 2009. While the U.S. Court of Appeals for the District of Columbia Circuit voided CAIR in 2008, on appeal the rule was reinstated until such time as the EPA promulgates a replacement rule. Because the appellate court in August of 2012 also vacated the EPA's proposed replacement, which is called the Cross-State Air Pollution Rule (“CSAPR”), CAIR remains in effect. On March 29, 2013, the U.S. Solicitor General petitioned the U.S. Supreme Court to review the D.C. Circuit's decision to vacate CSAPR, and on June 24, 2013, the Supreme Court agreed to hear the case. The timing and outcome of the Supreme Court decision is unknown, and in the meantime, the Company remains subject to CAIR. The annual reconciliation to comply with CAIR is due by March 31 of the following year. The Company has purchased allowances and expensed the following costs to meet its annual requirements (in thousands):

Compliance Year	Amount
2010	$370
2011	90
2012	36

Climate Change. On June 25, 2013, President Obama set forth his plan to address climate change. He reiterated a goal of reducing greenhouse gas emissions "in the range of 17 percent" below 2005 levels by 2020. The plan included a variety of executive actions including future regulatory measures to reduce carbon emissions from power plants. In a White House memorandum of the same date, the President directed the EPA to issue a new proposal for greenhouse gas rulemaking addressing new power plants by September 20, 2013, and a rule for existing power plants by June 1, 2014. Given the very significant remaining uncertainties

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

regarding when and how these rules will become effective, the Company believes it is impossible to meaningfully quantify the costs of these potential requirements at present.

Environmental Litigation and Investigations. Since 2009, the EPA and certain environmental organizations have been scrutinizing, and in some cases, have filed lawsuits, relating to certain air emissions and air permitting matters related to Four Corners. Since July 2011, the U.S. Department of Justice ("DOJ"), on behalf of the EPA, and APS have been engaged in substantive settlement negotiations in an effort to resolve the pending matters. The allegations being addressed through settlement negotiations are that APS failed to obtain the necessary permits and install the controls necessary under the U.S. Clean Air Act ("CAA") to reduce SO2, NOx, and particular matter ("PM"), and that defendants failed to obtain an operating permit under Title V of the CAA that reflects applicable requirements imposed by law. In March 2012, the DOJ provided APS with a draft consent decree to settle the EPA matter, which decree contains specific provisions for the reduction and control of NOx, SO2, and PM, as well as provisions for a civil penalty, and expenditures on environmental mitigation projects with an emphasis on projects that address alleged harm to the Navajo Nation. Settlement discussions are on-going and the Company is unable to predict the outcome of these settlement negotiations. The Company has accrued a total of $0.5 million as a loss contingency related to this matter.
Similar to other utilities in the western half of the U.S., the Company received notice that Earthjustice filed a lawsuit in the United States District Court for New Mexico on October 4, 2011 for alleged violations of the Prevention of Significant Deterioration ("PSD") provisions of the CAA related to Four Corners. On January 6, 2012, Earthjustice filed a First Amended Complaint adding claims for violations of the CAA's New Source Performance Standards ("NSPS") program. Among other things, the plaintiffs seek to have the court enjoin operations at Four Corners until APS applies for and obtains any required PSD permits and complies with the referenced NSPS program. The plaintiffs further request the court to order the payment of civil penalties, including a beneficial mitigation project. On April 2, 2012, APS and the other Four Corners' participants filed motions to dismiss with the court. Earthjustice filed their response briefs on May 16, 2012.  APS filed reply briefs on June 22, 2012.  Utility Air Regulatory Group filed an amicus brief, and plaintiffs were allowed until July 23, 2012 to respond to that amicus brief. In July 2013, a motion was filed to stay the case until November 1, 2013 while the parties engage in settlement discussions. The Company is unable to predict the outcome of this litigation.

Union Matters

The collective bargaining agreement with existing union employees expires in September 2013 and the Company has entered into negotiations on a new collective bargaining agreement.

G. Litigation
The Company is a party to various legal actions. In many of these matters, the Company has excess casualty liability insurance that covers the various claims, actions and complaints. Based on a review of these claims and applicable insurance coverage, the Company believes that none of these claims will have a material adverse effect on the financial position, results of operations or cash flows of the Company. See Note C above and Note C of the Notes to Consolidated Financial Statements in the 2012 Form 10-K for discussion of the effects of government legislation and regulation on the Company.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

H. Employee Benefits
Retirement Plans
The net periodic benefit cost recognized for the three, six and twelve months ended June 30, 2013 and 2012 is made up of the components listed below as determined using the projected unit credit actuarial cost method (in thousands):

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013	2012
Components of net periodic benefit cost:
Service cost	$2,430	$2,189	$4,830	$4,414	$9,245	$7,839
Interest cost	3,400	3,400	6,800	6,778	13,579	13,771
Expected return on plan assets	(4,275)	(3,611)	(8,550)	(7,221)	(15,772)	(14,268)
Amortization of:
Net loss	2,745	2,713	5,420	5,678	11,098	8,950
Prior service cost	25	31	50	58	107	115
Net periodic benefit cost	$4,325	$4,722	$8,550	$9,707	$18,257	$16,407
During the six months ended June 30, 2013, the Company contributed $15.9 million of its projected $16.8 million 2013 annual contribution to its retirement plans.
Other Postretirement Benefits
The net periodic benefit cost recognized for the three, six and twelve months ended June 30, 2013 and 2012 is made up of the components listed below (in thousands):

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013	2012
Components of net periodic benefit cost:
Service cost	$1,100	$1,119	$2,200	$2,189	$4,389	$3,683
Interest cost	1,375	1,410	2,750	2,825	5,576	5,515
Expected return on plan assets	(475)	(453)	(950)	(888)	(1,776)	(1,799)
Amortization of:
Prior service benefit	(1,425)	(1,468)	(2,850)	(2,938)	(5,789)	(5,902)
Net loss	—	147	—	307	308	287
Net periodic benefit cost	$575	$755	$1,150	$1,495	$2,708	$1,784

During the six months ended June 30, 2013, the Company contributed $2.0 million of its projected $3.1 million 2013 annual contribution to its other postretirement benefits plan.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

I. Financial Instruments and Investments
FASB guidance requires the Company to disclose estimated fair values for its financial instruments. The Company has determined that cash and temporary investments, investment in debt securities, accounts receivable, decommissioning trust funds, long-term debt, short-term borrowings under the Revolving Credit Facility ("RCF"), accounts payable and customer deposits meet the definition of financial instruments. The carrying amounts of cash and temporary investments, accounts receivable, accounts payable and customer deposits approximate fair value because of the short maturity of these items. Investments in debt securities and decommissioning trust funds are carried at fair value.
Long-Term Debt and Short-Term Borrowings Under the RCF. The fair values of the Company’s long-term debt and short-term borrowings under the RCF are based on estimated market prices for similar issues and are presented below (in thousands):

	June 30, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Pollution Control Bonds	$193,135	$199,157	$193,135	$215,228
Senior Notes	696,441	773,645	696,400	823,497
RGRT Senior Notes (1)	110,000	116,510	110,000	120,985
RCF (1)	26,319	26,319	22,155	22,155
Total	$1,025,895	$1,115,631	$1,021,690	$1,181,865
_______________

(1)
Nuclear fuel financing as of June 30, 2013 and December 31, 2012 is funded through the $110 million RGRT Senior Notes and $20.3 million and $22.2 million, respectively under the RCF. As of June 30, 2013, $6.0 million was outstanding under the RCF for working capital or general corporate purposes. As of December 31, 2012, no amount was outstanding under the RCF for working capital or general corporate purposes. The interest rate on the Company’s borrowings under the RCF is reset throughout the quarter reflecting current market rates. Consequently, the carrying value approximates fair value.

Marketable Securities. The Company’s marketable securities, included in decommissioning trust funds in the balance sheets, are reported at fair value which was $196.2 million and $187.1 million at June 30, 2013 and December 31, 2012, respectively. These securities are classified as available for sale under FASB guidance for certain investments in debt and equity securities and are valued using prices and other relevant information generated by market transactions involving identical or comparable securities. The reported fair values include gross unrealized losses on marketable securities whose impairment the Company has deemed to be temporary. The tables below present the gross unrealized losses and the fair value of these securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	June 30, 2013
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities (1):
Federal Agency Mortgage Backed Securities	$3,291	$(151)	$171	$(4)	$3,462	$(155)
U.S. Government Bonds	12,374	(454)	6,229	(309)	18,603	(763)
Municipal Obligations	16,051	(513)	3,487	(198)	19,538	(711)
Corporate Obligations	2,848	(81)	330	(17)	3,178	(98)
Total Debt Securities	34,564	(1,199)	10,217	(528)	44,781	(1,727)
Common Stock	1,725	(190)	—	—	1,725	(190)
Total Temporarily Impaired Securities	$36,289	$(1,389)	$10,217	$(528)	$46,506	$(1,917)

_________________

(1)	Includes approximately 113 securities.

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
The Company monitors the length of time the security trades below its cost basis along with the amount and percentage of the unrealized loss in determining if a decline in fair value of marketable securities below recorded cost is considered to be other than temporary. In addition, the Company will research the future prospects of individual securities as necessary. As a result of these factors, as well as the Company’s intent and ability to hold these securities until their market price recovers, these securities are considered temporarily impaired. The Company does not anticipate expending monies held in trust before 2044 or a later period when the Company begins to decommission Palo Verde.

The reported fair values also include gross unrealized gains on marketable securities which have not been recognized in the Company’s net income. The table below presents the unrecognized gross unrealized gains and the fair value of these securities, aggregated by investment category (in thousands):

	June 30, 2013		December 31, 2012
	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains
Description of Securities:
Federal Agency Mortgage Backed Securities	$12,419	$552	$17,289	$1,036
U.S. Government Bonds	6,808	297	13,295	678
Municipal Obligations	15,474	796	22,797	1,531
Corporate Obligations	8,933	481	12,378	1,134
Total Debt Securities	43,634	2,126	65,759	4,379
Common Stock	85,228	30,993	73,210	22,839
Equity Mutual Funds	14,926	1,404	15,194	1,821
Cash and Cash Equivalents	5,872	—	4,471	—
Total	$149,660	$34,523	$158,634	$29,039
The Company’s marketable securities include investments in municipal, corporate and federal debt obligations. Substantially all of the Company’s mortgage-backed securities, based on contractual maturity, are due in ten years or more. The mortgage-backed securities have an estimated weighted average maturity which generally range from three years to seven years and reflects anticipated future prepayments. The contractual year for maturity of these available-for-sale securities as of June 30, 2013 is as follows (in thousands):

	Total	2013	2014 through 2017	2018 through 2022	2023 and Beyond
Municipal Debt Obligations	$35,012	$772	$12,237	$17,259	$4,744
Corporate Debt Obligations	12,111	—	4,067	4,328	3,716
U.S. Government Bonds	25,411	1,281	9,660	11,202	3,268

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company recognizes impairment losses on certain of its securities deemed to be other than temporary. In accordance with FASB guidance, these impairment losses are recognized in net income, and a lower cost basis is established for these securities. For the three, six and twelve months ended June 30, 2013 and 2012, the Company recognized other than temporary impairment losses on its available-for-sale securities as follows (in thousands):

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013	2012
Unrealized losses included in pre-tax income	$—	$(166)	$—	$(166)	$(313)	$(2,083)

The Company’s marketable securities in its decommissioning trust funds are sold from time to time and the Company uses the specific identification basis to determine the amount to reclassify out of accumulated other comprehensive income and into net income. The proceeds from the sale of these securities and the related effects on pre-tax income are as follows (in thousands):

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013	2012
Proceeds from sales of available-for-sale securities	$11,455	$39,934	$22,362	$59,513	$61,391	$106,033
Gross realized gains included in pre-tax income	$342	$690	$381	$1,079	$780	$1,862
Gross realized losses included in pre-tax income	(96)	(1,971)	(293)	(2,147)	(187)	(2,574)
Unrealized losses included in pre-tax income	—	(166)	—	(166)	(313)	(2,083)
Net gains (losses) in pre-tax income	$246	$(1,447)	$88	$(1,234)	$280	$(2,795)
Net unrealized holding gains (losses) included in accumulated other comprehensive income	$(2,232)	$(2,341)	$4,561	$5,817	$8,671	$4,798
Net (gains) losses reclassified out of accumulated other comprehensive income	(246)	1,447	(88)	1,234	(280)	2,795
Net gains in other comprehensive income	$(2,478)	$(894)	$4,473	$7,051	$8,391	$7,593
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
The fair value of the Company’s decommissioning trust funds and investment in debt securities, at June 30, 2013 and December 31, 2012, and the level within the three levels of the fair value hierarchy defined by FASB guidance are presented in the table below (in thousands):

Description of Securities	Fair Value as of June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading Securities:
Investment in Debt Securities	$1,294	$—	$—	$1,294
Available for sale:
U.S. Government Bonds	$25,411	$25,411	$—	$—
Federal Agency Mortgage Backed Securities	15,881	—	15,881	—
Municipal Bonds	35,012	—	35,012	—
Corporate Asset Backed Obligations	12,111	—	12,111	—
Subtotal Debt Securities	88,415	25,411	63,004	—
Common Stock	86,953	86,953	—	—
Equity Mutual Funds	14,926	14,926	—	—
Cash and Cash Equivalents	5,872	5,872	—	—
Total available for sale	$196,166	$133,162	$63,004	$—

Description of Securities	Fair Value as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading Securities:
Investment in Debt Securities	$1,295	$—	$—	$1,295
Available for sale:
U.S. Government Bonds	$24,385	$24,385	$—	$—
Federal Agency Mortgage Backed Securities	19,497	—	19,497	—
Municipal Bonds	33,863	—	33,863	—
Corporate Asset Backed Obligations	12,830	—	12,830	—
Subtotal Debt Securities	90,575	24,385	66,190	—
Common Stock	76,813	76,813	—	—
Equity Mutual Funds	15,194	15,194	—	—
Cash and Cash Equivalents	4,471	4,471	—	—
Total available for sale	$187,053	$120,863	$66,190	$—
There were no transfers in or out of Level 1 and Level 2 fair value measurements categories during the three, six and twelve month periods ending June 30, 2013 and 2012. There were no purchases, sales, issuances, or settlements related to the assets in the Level 3 fair value measurement category during the three, six and twelve months ended June 30, 2013.
The Company realized in the consolidated statement of operations as investment and interest income a gain on the sale of a debt security of $0.4 million during the twelve month period ending June 30, 2012. There were no other purchases, issuances, or settlements related to the assets in the Level 3 fair value measurements category during the three, six and twelve month periods ending June 30, 2012.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
El Paso Electric Company:

We have reviewed the consolidated balance sheet of El Paso Electric Company and subsidiary as of June 30, 2013, the related consolidated statements of operations, and comprehensive operations, for the three-month, six-month and twelve-month periods ended June 30, 2013 and 2012, and the related consolidated statements of cash flows for the six-month periods ended June 30, 2013 and 2012. These consolidated financial statements are the responsibility of the Company's management.
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
August 6, 2013

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

Summary
The following is an overview of our results of operations for the three, six and twelve month periods ended June 30, 2013 and 2012. Net income and basic earnings per share for the three, six and twelve month periods ended June 30, 2013 and 2012 are shown below:

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013	2012
Net income (in thousands)	$29,193	$30,894	$36,827	$34,238	$93,435	$98,012
Basic earnings per share	0.73	0.77	0.92	0.85	2.33	2.42

The following table and accompanying explanations show the primary factors affecting the after-tax change in net income between the 2013 and 2012 periods presented (in thousands):

	Three Months Ended	Six Months Ended	Twelve Months Ended
June 30, 2012 net income	$30,894	$34,238	$98,012
Change in (net of tax):
Increased deregulated Palo Verde Unit 3 revenues (a)	834	1,126	54
Decreased taxes other than income taxes (b)	522	1,088	1,017
Increased allowance for funds used during construction (c)	440	1,456	4,466
Decreased customer care expense (d)	358	597	2,440
Increased (decreased) transmission wheeling revenue (e)	217	318	(2,064)
Decreased depreciation and amortization (f)	28	787	2,394
Decreased retail non-fuel base revenues (g)	(2,003)	(449)	(8,239)
Increased interest on long-term debt (h)	(663)	(1,345)	(1,590)
Increased administrative and general expense (i)	(92)	(1,411)	(5,615)
Increased (decreased) operations and maintenance at fossil-fuel generating plants (j)	(49)	1,388	2,064
Other	(1,293)	(966)	496
June 30, 2013 net income	$29,193	$36,827	$93,435

______________

(a)
Revenues from retail sales of deregulated Palo Verde Unit 3 power increased for the three and six months ended June 30, 2013 compared to the same periods last year due to an increase in generation at Palo Verde Unit 3 due to the 2012 spring refueling outage with no comparable outage in 2013 and higher power prices in 2013.

(b)
Taxes other than income taxes decreased for the three, six, and twelve months ended June 30, 2013, compared to the same periods in 2012, primarily due to decreased Texas revenues and decreased property tax accruals.

(c)
Allowance for funds used during construction ("AFUDC") increased in the three, six and twelve months ended June 30, 2013 compared to the same periods last year primarily due to higher balances of construction work in progress subject to AFUDC.

(d)
Customer care expense decreased for the three, six and twelve months ended June 30, 2013 compared to the same periods last year due to a decrease in the provision for uncollectible accounts reflecting improved collection efforts.

(e)
Transmission revenues decreased for the twelve months ended June 30, 2013 compared to the same period last year due to a settlement agreement with Tucson Electric Power Company involving a transmission dispute that resulted in a one-time adjustment to income of $3.9 million, pre-tax which was recorded in the third quarter of 2011.

(f)
Depreciation and amortization expense decreased due to reduced depreciation rates on gas-fired generating units and on transmission and distribution plant as a result of the 2012 Texas rate case settlement which became effective May 1, 2012, partially offset by depreciation on higher plant balances.

(g)
Retail non-fuel base revenues decreased for the three months ended June 30, 2013 compared to the same period in 2012 primarily due to a 1.0% decrease in kWh sales to retail customers. The decrease reflects a modest return to more normal weather in 2013 compared to 2012. Retail non-fuel base revenues decreased for the twelve months ended June 30, 2013 compared to the same period in 2012 primarily due to a decrease in non-fuel base revenues from sales to our commercial and industrial customers due to a reduction in non-fuel base rates in Texas effective May 1, 2012, increased use of lower interruptible and off-peak rates, and decreased consumption by several large commercial and industrial customers. Retail non-fuel base revenues exclude fuel recovered through New Mexico base rates. For a complete discussion of non-fuel rate base revenues, see page 28.

(h)
Interest on long-term debt increased for the three, six and twelve month periods ended June 30, 2013 compared to the same periods last year due to interest on $150 million of 3.3% senior notes issued in December 2012 partially offset by the refunding and remarketing of two series of pollution control bonds at lower interest rates in August 2012.

(i)
Administrative and general expense increased for the six and twelve months ended June 30, 2013 compared to the same periods last year due to increased outside services. For the twelve months ended June 30, 2013 compared to the same period last year, administrative and general expense also increased due to increased pensions and benefits expense primarily due to changes in actuarial assumptions used to calculate expenses for our retiree benefit plans and increased medical expense.

(j)
Operations and maintenance expense at our fossil-fuel generating plants decreased in both the six and twelve months ended June 30, 2013 compared to the same periods last year primarily due to the timing of planned maintenance at our fossil-fuel generating units.

Historical Results of Operations
The following discussion includes detailed descriptions of factors affecting individual line items in the results of operations. The amounts presented below are presented on a pre-tax basis.
Operating revenues
We realize revenue from the sale of electricity to retail customers at regulated rates and the sale of energy in the wholesale power market generally at market-based prices. Sales for resale (which are cost-based wholesale sales within our service territory) accounted for less than 1% of revenues.
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
Weather significantly impacts our residential, small commercial and industrial customers, and to a lesser extent, our sales to public authorities. Heating and cooling degree days can be used to evaluate the effect of weather on energy use. For each degree that the average outdoor temperature varies from a standard of 65 degrees Fahrenheit a degree day is recorded. For the three months ended June 30, 2013, retail non-fuel base revenues were negatively impacted by a modest return to more normal weather when compared to the same period in 2012. Cooling degree days decreased 3.4% when compared to the same period in 2012 but remained higher than the 10-year average by 10.0%. For the six months ended June 30, 2013, retail non-fuel base revenues were positively impacted by colder winter weather when compared to the same period in 2012. Heating degree days increased 17.4% when compared to the same period in 2012 and were 9.8% over the 10-year average. The positive impact of the colder winter weather was partially offset by a 3.6% decrease in cooling degree days for the six months ended June 30, 2013 compared to the same period last year. Cooling degree days for the current six month period are 10.3% over the 10-year average. For the twelve months ended June 30, 2013, retail non-fuel base revenues were negatively impacted by cooler summer weather and milder winter weather when compared to the prior period. Cooling degree days decreased 9.8% and heating degree days decreased by 3.8% when compared to the same period last year. The table below shows heating and cooling degree days compared to a 10-year average.

	Three Months Ended			Six Months Ended			Twelve Months Ended
	June 30,			June 30,			June 30,
			10-Year			10-Year			10-Year
	2013	2012	Average	2013	2012	Average	2013	2012	Average*
Heating degree days	81	50	71	1,419	1,209	1,292	2,219	2,306	2,228
Cooling degree days	1,138	1,178	1,035	1,171	1,215	1,062	2,832	3,140	2,633
______________
* Calendar year basis.

Customer growth is a key driver of the growth of retail sales. The average number of retail customers grew 1.2%, 1.3%, and 1.4% for the three, six, and twelve month periods ended June 30, 2013 when compared to the same periods last year. See the tables presented on pages 31, 32 and 33 which provide detail on the average number of retail customers and the related revenues and kWh sales.
Retail non-fuel base revenues. The rate structure effective July 1, 2010 through April 30, 2012 in Texas was based on the final order in PUCT Docket No. 37690. On April 17, 2012, the El Paso City Council (the “Council”) approved the settlement of our 2012 Texas retail rate case and fuel reconciliation in PUCT Docket No. 40094 and on April 26, 2012, the administrative law judge issued an order implementing the settlement rates as temporary rates effective May 1, 2012. The PUCT approved the settlement on May 18, 2012. Under the terms of the settlement, among other things, we agreed to a reduction in our non-fuel base rates of $15 million annually, with the decrease being allocated primarily to Texas retail commercial and industrial customer classes.

Retail non-fuel base revenues decreased $3.0 million, or 2.0% for the three months ended June 30, 2013, when compared to the same period last year primarily due to a 1.0% decrease in kWh sales to retail customers and reflects a modest return to more normal weather in 2013 compared to 2012. Non-fuel base revenues from residential customers decreased 1.2% and kWh sales to residential customers decreased 1.9%. The decrease in kWh sales to residential customers was partially offset by a 1.3% increase in the average number of residential customers served. Non-fuel base revenues from sales to public authorities decreased 3.3% and kWh sales to public authority customers decreased by 0.6% reflecting decreased sales to several large governmental customers. Retail non-fuel base revenues from our commercial and industrial customers also decreased due to the impact of the reduction in non-fuel base rates for our Texas customers which became effective May 1, 2012 and primarily impacted commercial and industrial customers. Non-fuel base revenues from sales to small commercial and industrial customers and large commercial and industrial customers decreased 1.8% and 3.5%, respectively. KWh sales to small commercial and industrial customers decreased 1.6%. The decrease in non-fuel base revenues from large commercial and industrial customers was partially offset by a 1.6% increase in kWh sales.
Retail non-fuel base revenues decreased $0.7 million, or 0.3% for the six months ended June 30, 2013, when compared to the same period last year primarily due to decreased revenues from our commercial and industrial customers which reflects the impact of the reduction in non-fuel base rates for our Texas customers which became effective May 1, 2012 and primarily impacted commercial and industrial customers. Non-fuel base revenues from sales to small commercial and industrial customers and large commercial and industrial customers decreased 2.3% and 6.0%, respectively. The decreased was partially offset by an increase of 2.6% in non-fuel base revenues from sales to residential customers reflecting a 2.4% increase in kWh sales to our residential customer class. The increase in kWh sales to our residential customers reflects cooler winter weather in 2013 compared to the same period last year and a 1.4% increase in the average number of residential customers served.
Retail non-fuel base revenues decreased by $12.5 million, or 2.2%, for the twelve months ended June 30, 2013, when compared to the same period last year. The decrease in revenues was primarily due to a reduction in non-fuel base rates to Texas customers which primarily impacted small and large commercial and industrial customers. In addition, increased use of lower interruptible and off-peak rates rather than higher rates, and decreased consumption by several large commercial and industrial customers contributed to the decrease in non-fuel base revenues. KWh sales to small commercial and industrial customers and large commercial and industrial customers decreased 0.2% and 0.6%, respectively, for the twelve month period. KWh sales to residential customers decreased 0.2% primarily due to cooler summer weather and milder winter weather when compared to the prior period partially offset by a 1.6% increase in the average number of residential customers served.
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
In the three, six, and twelve months ended June 30, 2013, we under-recovered our fuel costs by $12.8 million, $8.9 million, and $6.0 million, respectively. In the three, six, and twelve months ended June 30, 2012, we over-recovered our fuel costs by $3.7 million, $15.6 million, and $15.4 million, respectively. Refunds of $6.9 million were made to our Texas customers in twelve months ended June 30, 2013. At June 30, 2013, we had a net fuel under-recovery balance of $4.3 million, including $3.5 million in Texas and $0.7 million in New Mexico, and $0.1 million from our FERC regulated customer.
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
Off-system sales revenues decreased $2.9 million, or 14.1% for the three months ended June 30, 2013, when compared to the same period last year, as a result of a 26.1% decline in kWh sales partially offset by higher average market prices for power which were impacted by higher costs of natural gas. Off-system sales revenues increased $1.0 million, or 2.6% for the six months ended June 30, 2013, when compared to the same period last year, as a result of higher average market prices for power which were impacted by higher costs of natural gas partially offset by a 15.5% decline in kWh sales. Off-system sales revenues decreased

$3.4 million, or 4.4% for the twelve months ended June 30, 2013, when compared to the same period last year, as a result of a 10.7% decline in kWh sales partially offset by higher average market prices for power. Retained margins from off-system sales increased $0.4 million for the twelve months ended June 30, 2013, compared to the same period last year.

Comparisons of kWh sales and operating revenues are shown below (in thousands):
			Increase (Decrease)
Quarter Ended June 30:	2013	2012	Amount	Percent
kWh sales:
Retail:
Residential	659,825	672,693	(12,868)	(1.9)%
Commercial and industrial, small	631,246	641,452	(10,206)	(1.6)
Commercial and industrial, large	292,282	287,802	4,480	1.6
Sales to public authorities	437,248	439,957	(2,709)	(0.6)
Total retail sales	2,020,601	2,041,904	(21,303)	(1.0)
Wholesale:
Sales for resale	20,141	20,690	(549)	(2.7)
Off-system sales	532,334	720,810	(188,476)	(26.1)
Total wholesale sales	552,475	741,500	(189,025)	(25.5)
Total kWh sales	2,573,076	2,783,404	(210,328)	(7.6)
Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$60,631	$61,388	$(757)	(1.2)%
Commercial and industrial, small	53,729	54,719	(990)	(1.8)
Commercial and industrial, large	10,021	10,382	(361)	(3.5)
Sales to public authorities	26,883	27,811	(928)	(3.3)
Total retail non-fuel base revenues	151,264	154,300	(3,036)	(2.0)
Wholesale:
Sales for resale	702	776	(74)	(9.5)
Total non-fuel base revenues	151,966	155,076	(3,110)	(2.0)
Fuel revenues:
Recovered from customers during the period	32,368	30,969	1,399	4.5
Under (over) collection of fuel	12,788	(3,659)	16,447	—
New Mexico fuel in base rates	17,642	17,743	(101)	(0.6)
Total fuel revenues (1)	62,798	45,053	17,745	39.4
Off-system sales:
Fuel cost	14,993	16,506	(1,513)	(9.2)
Shared margins	2,246	3,455	(1,209)	(35.0)
Retained margins	273	419	(146)	(34.8)
Total off-system sales	17,512	20,380	(2,868)	(14.1)
Other (2)	7,838	7,743	95	1.2
Total operating revenues	$240,114	$228,252	$11,862	5.2
Average number of retail customers (3):
Residential	347,360	342,842	4,518	1.3%
Commercial and industrial, small	38,739	38,656	83	0.2
Commercial and industrial, large	49	50	(1)	(2.0)
Sales to public authorities	4,978	4,823	155	3.2
Total	391,126	386,371	4,755	1.2

(1)	Includes deregulated Palo Verde Unit 3 revenues for the New Mexico jurisdiction of $3.2 million and $1.9 million, respectively.
(2) Represents revenues with no related kWh sales.
(3) The number of retail customers presented for both the current and prior periods are based on the number of service locations. Previous presentations of the number of retail customers were based on the number of bills rendered including consolidated bills for customers operating multiple facilities. Management believes that the number of service locations provides a more accurate indicator of customers served than the number of bills rendered.

			Increase (Decrease)
Six Months Ended June 30:	2013	2012	Amount	Percent
kWh sales:
Retail:
Residential	1,258,331	1,228,262	30,069	2.4%
Commercial and industrial, small	1,132,950	1,132,689	261	—
Commercial and industrial, large	536,867	534,160	2,707	0.5
Sales to public authorities	796,332	783,468	12,864	1.6
Total retail sales	3,724,480	3,678,579	45,901	1.2
Wholesale:
Sales for resale	32,140	32,497	(357)	(1.1)
Off-system sales	1,208,261	1,429,489	(221,228)	(15.5)
Total wholesale sales	1,240,401	1,461,986	(221,585)	(15.2)
Total kWh sales	4,964,881	5,140,565	(175,684)	(3.4)
Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$110,239	$107,413	$2,826	2.6%
Commercial and industrial, small	86,504	88,520	(2,016)	(2.3)
Commercial and industrial, large	18,569	19,753	(1,184)	(6.0)
Sales to public authorities	44,444	44,751	(307)	(0.7)
Total retail non-fuel base revenues	259,756	260,437	(681)	(0.3)
Wholesale:
Sales for resale	1,090	1,174	(84)	(7.2)
Total non-fuel base revenues	260,846	261,611	(765)	(0.3)
Fuel revenues:
Recovered from customers during the period	59,095	63,503	(4,408)	(6.9)
Under (over) collection of fuel	8,946	(15,590)	24,536	—
New Mexico fuel in base rates	34,551	34,707	(156)	(0.4)
Total fuel revenues (1)	102,592	82,620	19,972	24.2
Off-system sales:
Fuel cost	31,156	31,972	(816)	(2.6)
Shared margins	6,247	4,643	1,604	34.5
Retained margins	749	559	190	34.0
Total off-system sales	38,152	37,174	978	2.6
Other (2)	15,814	15,425	389	2.5
Total operating revenues	$417,404	$396,830	$20,574	5.2
Average number of retail customers (3):
Residential	346,757	342,061	4,696	1.4%
Commercial and industrial, small	38,571	38,597	(26)	(0.1)
Commercial and industrial, large	49	50	(1)	(2.0)
Sales to public authorities	4,966	4,790	176	3.7
Total	390,343	385,498	4,845	1.3

(1)	Includes deregulated Palo Verde Unit 3 revenues for the New Mexico jurisdiction of $6.2 million and $4.5 million, respectively.

(2)	Represents revenues with no related kWh sales.

(3)
The number of retail customers presented for both the current and prior periods are based on the number of service locations. Previous presentations of the number of retail customers were based on the number of bills rendered including consolidated bills for customers operating multiple facilities. Management believes that the number of service locations provides a more accurate indicator of customers served than the number of bills rendered.

			Increase (Decrease)
Twelve Months Ended June 30:	2013	2012	Amount	Percent
kWh sales:
Retail:
Residential	2,678,417	2,683,113	(4,696)	(0.2)%
Commercial and industrial, small	2,366,802	2,372,305	(5,503)	(0.2)
Commercial and industrial, large	1,085,680	1,091,990	(6,310)	(0.6)
Sales to public authorities	1,630,470	1,614,806	15,664	1.0
Total retail sales	7,761,369	7,762,214	(845)	—
Wholesale:
Sales for resale	63,909	64,154	(245)	(0.4)
Off-system sales	2,392,904	2,681,080	(288,176)	(10.7)
Total wholesale sales	2,456,813	2,745,234	(288,421)	(10.5)
Total kWh sales	10,218,182	10,507,448	(289,266)	(2.8)
Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$236,921	$237,588	$(667)	(0.3)%
Commercial and industrial, small	185,998	194,339	(8,341)	(4.3)
Commercial and industrial, large	40,857	44,054	(3,197)	(7.3)
Sales to public authorities	95,825	96,103	(278)	(0.3)
Total retail non-fuel base revenues	559,601	572,084	(12,483)	(2.2)
Wholesale:
Sales for resale	2,234	1,961	273	13.9
Total non-fuel base revenues	561,835	574,045	(12,210)	(2.1)
Fuel revenues:
Recovered from customers during the period (1)	125,785	149,098	(23,313)	(15.6)
Under (over) collection of fuel	5,997	(15,411)	21,408	—
New Mexico fuel in base rates	73,998	74,636	(638)	(0.9)
Total fuel revenues (2)	205,780	208,323	(2,543)	(1.2)
Off-system sales:
Fuel cost	61,665	69,189	(7,524)	(10.9)
Shared margins	10,795	7,114	3,681	51.7
Retained margins	1,288	853	435	51.0
Total off-system sales	73,748	77,156	(3,408)	(4.4)
Other (3)	32,092	36,602	(4,510)	(12.3)
Total operating revenues	$873,455	$896,126	$(22,671)	(2.5)
Average number of retail customers (4):
Residential	345,757	340,370	5,387	1.6%
Commercial and industrial, small	38,588	38,627	(39)	(0.1)
Commercial and industrial, large	50	50	—	—
Sales to public authorities	4,917	4,721	196	4.2
Total	389,312	383,768	5,544	1.4

(1)	Excludes $6.9 million of refunds in the twelve month period ended June 30, 2013 related to Texas deferred fuel revenues from prior periods.

(2)	Includes deregulated Palo Verde Unit 3 revenues for the New Mexico jurisdiction of $11.5 million and $11.4 million, respectively.

(3)	Represents revenues with no related kWh sales.

(4)
The number of retail customers presented for both the current and prior periods are based on the number of service locations. Previous presentations of the number of retail customers were based on the number of bills rendered including consolidated bills for customers operating multiple facilities. Management believes that the number of service locations provides a more accurate indicator of customers served than the number of bills rendered.

Energy expenses
Our sources of energy include electricity generated from our nuclear, natural gas and coal generating plants and purchased power. Palo Verde represents approximately 34% of our available net generating capacity and approximately 52%, 57% and 55% of our Company-generated energy for the three, six and twelve months ended June 30, 2013, respectively. Fluctuations in the price of natural gas, which also is the primary factor influencing the price of purchased power, have had a significant impact on our cost of energy.
Energy expenses increased $13.5 million or 21.1% for the three months ended June 30, 2013, when compared to the same period in 2012, primarily due to (i) increased natural gas costs of $12.9 million due to a 56.8% increase in the average price of natural gas partially offset by an 11.5% decrease in MWhs generated with natural gas, and (ii) increased costs of purchased power of $1.4 million due to a 24.4% increase in the average market price for power partially offset by an 11.9% decrease in MWhs purchased. The increase in energy expenses was partially offset by decreased nuclear fuel costs of $1.3 million due to a 6.0% decrease in the cost of nuclear fuel consumed and a 3.9% decrease in MWhs generated with nuclear fuel. The table below details the sources and costs of energy for the three months ended June 30, 2013 and 2012.

	Three Months ended June 30,
	2013			2012
Fuel Type	Cost	MWh	Cost per MWh	Cost	MWh	Cost per MWh
	(in thousands)			(in thousands)
Natural gas	$46,276	1,001,564	$46.20	$33,353	1,131,822	$29.47
Coal	3,222	140,027	23.01	2,788	128,214	21.74
Nuclear	11,932	1,219,051	9.79	13,225	1,269,096	10.42
Total	61,430	2,360,642	26.02	49,366	2,529,132	19.52
Purchased power	15,913	373,382	42.62	14,522	423,948	34.25
Total energy	$77,343	2,734,024	28.29	$63,888	2,953,080	21.63

Our energy expenses increased $18.7 million or 16.2% for the six months ended June 30, 2013, when compared to 2012, primarily due to (i) increased natural gas costs of $16.6 million due to a 35.7% increase in the average price of natural gas partially offset by a 4.9% decrease in MWhs generated with natural gas, and (ii) increased purchased power costs of $1.7 million due to a a 32.0% increase in the average cost of purchased power partially offset by a 19.4% decrease in the MWhs purchased. The table below details the sources and costs of energy for the six months ended June 30, 2013 and 2012.

	Six Months ended June 30,
	2013			2012
Fuel Type	Cost	MWh	Cost per MWh	Cost	MWh	Cost per MWh
	(in thousands)			(in thousands)
Natural gas	$73,601	1,610,927	$45.69	$57,034	1,694,368	$33.66
Coal	7,009	324,070	21.63	6,488	321,697	20.17
Nuclear	25,219	2,552,933	9.88	25,278	2,550,276	9.91
Total	105,829	4,487,930	23.58	88,800	4,566,341	19.45
Purchased power	28,790	722,087	39.87	27,081	896,407	30.21
Total energy	$134,619	5,210,017	25.84	$115,881	5,462,748	21.21

Our energy expenses decreased $5.6 million or 2.0% for the twelve months ended June 30, 2013, when compared to 2012, primarily due to (i) decreased purchased power costs of $5.5 million due to a 19.1% decrease in the MWhs purchased partially offset by an 13.5% increase in the average cost of purchased power, and (ii) decreased natural gas costs of $2.7 million due to a 2.5% decrease in MWhs generated with natural gas. These decreases were partially offset by increased nuclear fuel costs of $1.8 million primarily due to an 2.4% increase in the average cost of nuclear fuel and a 1.4% increase in MWhs generated with nuclear fuel. The table below details the sources and costs of energy for the twelve months ended June 30, 2013 and 2012.

	Twelve Months Ended June 30,
	2013			2012
Fuel Type	Cost	MWh	Cost per MWh	Cost		MWh	Cost per MWh
	(in thousands)			(in thousands)
Natural gas	$144,400	3,477,812	$41.52	$147,112	(a)	3,567,375	$41.24
Coal	14,125	657,481	21.48	13,345		657,650	20.29
Nuclear	49,580	5,048,429	9.82	47,773		4,980,470	9.59
Total	208,105	9,183,722	22.66	208,230		9,205,495	22.62
Purchased power	61,960	1,594,490	38.86	67,459		1,970,949	34.23
Total energy	$270,065	10,778,212	25.06	$275,689		11,176,444	24.67
Other operations expense
Other operations expense increased $0.2 million, or 0.4% for the three months ended June 30, 2013, compared to the same period last year, primarily due to (i) increased operations expense at Palo Verde of $0.5 million and (ii) increased administrative and general expense due to increased outside services partially offset by decreased rate case amortization expense and decreased pension expense. The increase in other operations expense was partially offset by decreased customer care expenses primarily due to a decrease in our provision for uncollectible customer accounts reflecting improved collection efforts.

Other operations expense increased $1.8 million, or 1.6% for the six months ended June 30, 2013, compared to the same period last year, primarily due to increased administrative and general expense of $2.2 million due to increased outside services partially offset by a $0.9 million decrease in customer care expenses primarily due to a decrease in our provision for uncollectible customer accounts reflecting improved collection efforts.

Other operations expense increased $6.9 million, or 3.0% for the twelve months ended June 30, 2013, compared to the same period last year, primarily due to increased administrative and general expense of $8.5 million due to increased outside services and increased employee pension and benefits costs as a result of changes in actuarial assumptions used to calculate expenses for our pension and other post-retirement employee benefit plans. Other operations expense for the twelve month period also increased due to increased expenses at Palo Verde of $3.3 million. These increases were partially offset by (i) a $3.7 million decrease in customer care expenses primarily related to a decrease in our provision for uncollectible customer accounts reflecting improved collection efforts and (ii) decreased transmission expense of $2.1 million which includes a $1.9 million refund associated with transmission delivery services provided by the Public Service Company of New Mexico recorded in the fourth quarter of 2012.

Maintenance expense
Maintenance expense increased $1.2 million, or 8.0% for the three months ended June 30, 2013, compared to the same period last year primarily due to the the timing of the spring refueling outages at Palo Verde. The 2013 spring refueling outages for Palo Verde Unit 1 began March 30, 2013 and was completed April 28, 2013. The 2012 spring refueling outage at Palo Verde Unit 3 began March 17, 2012 and was completed April 17, 2012.

Maintenance expense decreased $2.2 million, or 7.3% for the six months ended June 30, 2013, compared to the same period last year primarily due to the timing of planned maintenance at our gas-fired generating plants. In the six months ended June 30, 2012, we performed scheduled major maintenance at Rio Grande Unit 8 and Newman Unit 1 with a reduced level of maintenance activity in the current period.

Maintenance expense decreased $5.8 million, or 9.0%, for the twelve months ended June 30, 2013, compared to the same period last year primarily due to the timing of planned maintenance at our fossil-fuel generating plants. The decrease in maintenance expense was also due to a $2.7 million decrease in maintenance expense at Palo Verde due to the timing and costs of refueling outages at Palo Verde.

Depreciation and amortization expense
Depreciation and amortization expense was relatively unchanged for the three months ended June 30, 2013, compared to the same period last year as the increase in depreciable plant balances was offset by the reduced depreciation rates for our gas-fired generation plant and our transmission and distribution plant as a result of the Texas rate case settlement effective May 1, 2012. Depreciation and amortization expense decreased $1.2 million and $3.6 million for the six and twelve month periods ended June 30, 2013, compared to the same periods last year, primarily due to reduced depreciation rates for our gas-fired generation plant and our transmission and distribution plant due to the Texas rate settlement discussed above.
Taxes other than income taxes
Taxes other than income taxes decreased $0.8 million, $1.6 million, and $1.5 million or 5.4%, 5.8%, and 2.7%, for the three, six, and twelve month periods ended June 30, 2013, compared to the same periods last year, respectively, primarily due to a decrease in billed revenue reflecting the Texas base rate and fuel factor decreases in May 2012 and a decrease in estimated property taxes.
Other income (deductions)
Other income (deductions) increased $0.7 million and $0.8 million for the three and six month periods ended June 30, 2013, compared to the same periods last year, respectively, primarily due to net unrealized and realized losses on equity investments in our decommissioning trust funds recorded in 2012 with no comparable activity in the current period. The increases were partially offset by increased miscellaneous deductions due to the timing and amount of charitable donations. Other income (deductions) increased $5.9 million, or 66.0% for the twelve months ended June 30, 2013, compared to the twelve months ended June 30, 2012, primarily due to increased allowance for equity funds used during construction (“AEFUDC”) resulting from higher balances of construction work in progress and net unrealized and realized losses on equity investments in our decommissioning trust recorded in 2012 with no comparable activity in the current period.

Interest charges (credits)

Interest charges (credits) increased $0.7 million, $1.2 million, and $0.6 million for the three, six, and twelve month periods ended June 30, 2013, compared to the same periods last year, respectively, primarily due to interest on $150 million of 3.3% senior notes issued in December 2012 partially offset by increased allowance for borrowed funds used during construction ("ABFUDC") as a result of higher balances of construction work in progress and the refunding and remarketing of two series of pollution control bonds at lower interest rates in August 2012.
Income tax expense
Income tax expense decreased by $0.4 million for the three months ended June 30, 2013, compared to the same period last year, primarily due to decreased pre-tax income, offset by an increase in an accrual related to tax contingency items. Income tax expense increased by $2.1 million, or 12.2% for the six months ended June 30, 2013, compared to the same period last year, primarily due to increased pre-tax income and an increase in an accrual related to tax contingency items. Income tax expense decreased by $3.0 million, or 5.8% for the twelve month period ended June 30, 2013, compared to the same period last year, primarily due to decreased pre-tax income.
New Accounting Standards
In February 2013, the FASB issued new guidance (Accounting Standards Update ("ASU") 2013-02, Comprehensive Income (Topic 220)) to improve the reporting of reclassifications out of accumulated other comprehensive income (loss). ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income (loss) on the respective line items in net income if the amount being reclassified is required under FASB guidance to be reclassified in its entirety to net income in the same reporting period. For other amounts that are not required under FASB guidance to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under FASB guidance that provide additional detail about those amounts.
Substantially all of the information that ASU 2013-02 requires is already required to be disclosed elsewhere in the financial statements under FASB guidance. However, the new requirement to present information about amounts reclassified out of accumulated other comprehensive income (loss) and their corresponding effect on net income now requires the presentation in one place, information about significant amounts reclassified and, in some cases, cross-references to related footnote disclosures. ASU 2013-02 became effective prospectively for reporting periods beginning after December 15, 2012. We implemented ASU 2013-02 in the first quarter of 2013 and we have presented the corresponding effects of components reclassified out of accumulated other comprehensive income (loss) with cross-references to other disclosures or the respective line items in net income in Note B.
In July 2013, the FASB issued new guidance (ASU 2013-11, Income Taxes (Topic 740)) to eliminate the diversity in the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 requires an entity to present an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain circumstances when it would be reflected as a liability. ASU 2013-11 is effective prospectively to all unrecognized tax benefits that exist for reporting periods beginning after December 15, 2013 and early adoption is permitted. Retrospective application is also permitted. We anticipate implementing ASU 2013-11 in the first quarter of 2014. We are currently assessing the future impact of this ASU, however it is not expected to have a significant impact on the Company's consolidated statement of operations or consolidated statements of cash flows.
Inflation
For the last several years, inflation has been relatively low and, therefore, has had minimal impact on our results of operations and financial condition.

Liquidity and Capital Resources
We continue to maintain a strong balance of common stock equity in our capital structure which supports our bond ratings, allowing us to obtain financing from the capital markets at a reasonable cost. At June 30, 2013, our capital structure, including common stock, long-term debt, and short-term borrowings under the revolving credit facility, consisted of 45.3% common stock equity and 54.7% debt. At June 30, 2013, we had on hand $11.6 million in cash and cash equivalents.
Our principal liquidity requirements in the near-term are expected to consist of capital expenditures to expand and support electric service obligations, expenditures for nuclear fuel inventory, interest payments on our indebtedness, cash dividend payments, and operating expenses including fuel costs, maintenance costs and taxes.
Capital Requirements. During the six months ended June 30, 2013, our capital requirements primarily consisted of expenditures for the construction and purchase of electric utility plant, funding of employee pension and other post-retirement benefit plans, purchases of nuclear fuel, and payment of common stock dividends. Projected utility construction expenditures are to expand and update our transmission and distribution systems, add new generation, and make capital improvements and replacements at Palo Verde and other generating facilities. Rio Grande Unit 9, an aeroderivative gas turbine unit with a net dependable generating capacity of 87 MW has been completed and reached commercial operation on May 13, 2013. As of June 30, 2013, we had expended $92.7 million on Rio Grande Unit 9, including AFUDC, of which $11.1 million was incurred during the six months ended June 30, 2013. The total cost for this project is estimated to be $95.0 million. Estimated cash construction expenditures for all capital projects for 2013 are expected to be approximately $238 million. See Part I, Item 1, “Business - Construction Program” in our 2012 Form 10-K. Cash capital expenditures for new electric plant were $110.3 million in the six months ended June 30, 2013 compared to $99.9 million in the six months ended June 30, 2012. Capital requirements for purchases of nuclear fuel were $16.9 million for the six months ended June 30, 2013 compared to $38.2 million for the six months ended June 30, 2012.
On June 28, 2013, we paid a quarterly dividend of $0.265 per share or $10.7 million to shareholders of record on June 13, 2013. We have paid a total of $20.7 million in cash dividends during the six months ended June 30, 2013. At the current dividend rate, we would expect to pay cash dividends of approximately $42.0 million during 2013. In addition, while we do not currently anticipate repurchasing shares in 2013, we may repurchase common stock in the future. Under our program, purchases can be made at open market prices or in private transactions, and repurchased shares are available for issuance under employee benefit and stock incentive plans, or may be retired. No shares of common stock were repurchased during the six months ended June 30, 2013. As of June 30, 2013, a total of 393,816 shares remain eligible for repurchase. With the initiation of a dividend in 2011, we are moving toward primarily utilizing the distribution of dividends to maintain a balanced capital structure, supplemented by share repurchases when appropriate.
Our cash requirements for federal and state income taxes vary from year to year based on taxable income, which is influenced by the timing of revenues and expenses recognized for income tax purposes. Accelerated tax deductions resulted in net operating loss carryforwards in 2011 and 2012 and as a result income tax payments are expected to be minimal in 2013.
We continually evaluate our funding requirements related to our retirement plans, other postretirement benefit plans, and decommissioning trust funds. We contributed $15.9 million of the projected $16.8 million 2013 annual contribution to our retirement plans during the six months ended June 30, 2013. In the six months ended June 30, 2013, we contributed $2.0 million of the projected $3.1 million 2013 annual contribution to our other postretirement benefits plan, and $2.3 million of the projected $4.5 million 2013 annual contribution to our decommissioning trust funds. We are in compliance with the funding requirements of the federal government for our benefit plans. In addition, we are in compliance with the funding requirements of the federal law and the Arizona Nuclear Power Project Participation Agreement for our decommissioning trust.
Capital Resources. Cash from operations has been our primary source for funding capital requirements. Cash from operations was $51.4 million for the six months ended June 30, 2013 and $91.9 million for the six months ended June 30, 2012. In 2013, cash from operations was affected by an increase in accounts receivable due to the timing of billings and collections from customers. Cash from operations has also been impacted by the timing of the recovery of fuel costs through fuel recovery mechanisms in Texas and New Mexico and our sales for resale customer. We recover actual fuel costs from customers through fuel adjustment mechanisms in Texas, New Mexico, and from our sales for resale customer. We record deferred fuel revenues for the under-recovery or over-recovery of fuel costs until they can be recovered from or refunded to customers. In Texas, fuel costs are recovered through a fixed fuel factor. We can seek to revise our fixed fuel factor at least four months after the last revision except in the month of December based upon our approved formula which allows us to adjust fuel rates to reflect changes in costs of natural gas. On May 1, 2012, we implemented a reduced fixed fuel factor charged to our Texas retail customers which was based upon a formula that reflected the then current prices for natural gas. During the six months ended June 30, 2013, we had an under-recovery of fuel costs of $8.9 million, compared to an over-recovery of $15.6 million during the six months ended June 30, 2012. At June 30, 2013, we had a net fuel under-recovery balance of $4.3 million, including $3.5 million in Texas and $0.7 million in New Mexico, and $0.1 million from our FERC regulated customer.

Our liquidity needs can fluctuate quickly based on fuel prices and other factors including investments in new electric plant and other assets in order to reliably serve our customers. We maintain a revolving credit facility (“RCF”) for working capital and general corporate purposes and the financing of nuclear fuel through the Rio Grande Resources Trust (“RGRT”). RGRT is the trust through which we finance our portion of nuclear fuel for Palo Verde and is consolidated in our financial statements. The RCF has a term ending in September 2016. The aggregate unsecured borrowing available under the RCF is $300 million and the amounts we borrow under the RCF may be used for working capital and general corporate purposes. The total amount borrowed for nuclear fuel by RGRT was $130.3 million at June 30, 2013, of which $20.3 million had been borrowed under the RCF and $110 million was borrowed through senior notes. At June 30, 2012, the total amounts borrowed for nuclear fuel by RGRT was $144.8 million of which $34.8 million was borrowed under the revolving credit facility and $110 million was borrowed through senior notes. Interest costs on borrowings to finance nuclear fuel are accumulated by RGRT and charged to us as fuel is consumed and recovered from customers through fuel recovery charges. At June 30, 2013, $6.0 million was outstanding under the RCF for working capital or general corporate purposes and at June 30, 2012, $76.0 million was outstanding under the RCF for working capital or general corporate purposes.
We believe we have adequate liquidity through our current cash balances, cash from operations, and our revolving credit facility to meet all our anticipated cash requirements for the next twelve months. In addition, we may issue long-term debt in the form of senior notes in late 2013 or early 2014 to repay short-term borrowings and for future construction of electric plant.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk due to changes in interest rates, equity prices and commodity prices. See our 2012 Form 10-K, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” for a complete discussion of the market risks we face and our market risk sensitive assets and liabilities. As of June 30, 2013, there have been no material changes in the market risks we face or the fair values of assets and liabilities disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2012 Annual Report Form 10-K.

Item 4.	Controls and Procedures
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of June 30, 2013, our disclosure controls and procedures are effective.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15, that occurred during the quarter ended June 30, 2013, that materially affected, or that were reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We hereby incorporate by reference the information set forth in Part I of this report under Notes C and G of Notes to Consolidated Financial Statements.

Item 1A.	Risk Factors
Our 2012 Form 10-K includes a detailed discussion of our risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities.

Period	Total Number of Shares Purchased	Average Price Paid per Share (Including Commissions)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2013	—	$—	—	393,816
May 1 to May 31, 2013	—	—	—	393,816
June 1 to June 30, 2013	—	—	—	393,816

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.        Other Information

Investors should note that we announce material financial information in SEC filings, press releases and public conference calls. Based on new guidance from the SEC, we may also use the Investor Relations section of our website (www.epelectric.com) to communicate with investors about our company. It is possible that the financial and other information we post there could be deemed to be material information. The information on our website is not part of this document.

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
Dated: August 6, 2013

EL PASO ELECTRIC COMPANY
INDEX TO EXHIBITS

Exhibit Number	Exhibit

†10.02
Form of Directors' Restricted Stock Award Agreement between the Company and certain directors of the Company. (Identical in all material respects to Exhibit 10.07 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.03
Change in Control Agreement, dated as of April 15, 2013, between the Company and David C. Hawkins, officer of the Company. (Identical in all material respects to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012)

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

†
In lieu of non-employee director cash compensation, six agreements, dated as of July 1, 2013 substantially identical in all material respects to this Exhibit, have been entered into with Catherine A. Allen; Edward Escudero; Patricia Z. Holland-Branch; Woodley L. Hunt; Michael K. Parks; and Stephen N. Wertheimer; directors of the Company.

In lieu of non-employee director cash compensation, eleven agreements, dated as of May 9, 2013, substantially identical in all material respects to this Exhibit, were entered into with Catherine A. Allen; J. Robert Brown; James W. Cicconi; Edward Escudero; James W. Harris; Patricia Z. Holland-Branch; Woodley L. Hunt; Michael K. Parks; Eric B. Siegel; Stephen N. Wertheimer; Charles A. Yamarone; directors of the Company.

