Form 10-Q
period 2013-09-30
EL PASO ELECTRIC CO /TX/
filed 2013-11-07
CIK 31978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of October 31, 2013, there were 40,257,265 shares of the Company’s no par value common stock outstanding.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY

( i)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)

ASSETS (In thousands)
Utility plant:
Electric plant in service	$3,044,963	$2,857,913
Less accumulated depreciation and amortization	(1,204,872)	(1,162,483)
Net plant in service	1,840,091	1,695,430
Construction work in progress	251,125	287,358
Nuclear fuel; includes fuel in process of $37,294 and $56,129, respectively	195,317	189,921
Less accumulated amortization	(85,992)	(70,366)
Net nuclear fuel	109,325	119,555
Net utility plant	2,200,541	2,102,343
Current assets:
Cash and cash equivalents	61,948	111,057
Accounts receivable, principally trade, net of allowance for doubtful accounts of $2,799 and $2,906, respectively	97,997	62,900
Accumulated deferred income taxes	14,149	20,292
Inventories, at cost	47,091	42,358
Undercollection of fuel revenues	6,605	—
Prepayments and other	8,990	9,627
Total current assets	236,780	246,234
Deferred charges and other assets:
Decommissioning trust funds	202,907	187,053
Regulatory assets	103,503	101,590
Other	33,661	31,830
Total deferred charges and other assets	340,071	320,473
Total assets	$2,777,392	$2,669,050

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Continued)

	September 30, 2013	December 31, 2012
	(Unaudited)
CAPITALIZATION AND LIABILITIES (In thousands except for share data)
Capitalization:
Common stock, stated value $1 per share, 100,000,000 shares authorized, 65,625,339 and 65,520,551 shares issued, and 121,363 and 84,446 restricted shares, respectively	$65,747	$65,605
Capital in excess of stated value	313,616	310,994
Retained earnings	995,144	939,131
Accumulated other comprehensive loss, net of tax	(56,162)	(66,084)
	1,318,345	1,249,646
Treasury stock, 25,492,919 shares at cost	(424,647)	(424,647)
Common stock equity	893,698	824,999
Long-term debt	999,598	999,535
Total capitalization	1,893,296	1,824,534
Current liabilities:
Short-term borrowings under the revolving credit facility	15,491	22,155
Accounts payable, principally trade	47,103	61,581
Taxes accrued	31,849	29,248
Interest accrued	14,370	12,127
Overcollection of fuel revenues	2,886	4,643
Other	29,405	21,995
Total current liabilities	141,104	151,749
Deferred credits and other liabilities:
Accumulated deferred income taxes	405,331	358,674
Accrued pension liability	113,842	125,690
Accrued postretirement benefit liability	101,864	99,170
Asset retirement obligation	67,169	62,784
Regulatory liabilities	26,495	22,179
Other	28,291	24,270
Total deferred credits and other liabilities	742,992	692,767
Commitments and contingencies
Total capitalization and liabilities	$2,777,392	$2,669,050
See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except for share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Operating revenues	$282,661	$267,249	$700,065	$664,079
Energy expenses:
Fuel	69,268	56,332	175,097	145,132
Purchased and interchanged power	17,395	16,223	46,185	43,304
	86,663	72,555	221,282	188,436
Operating revenues net of energy expenses	195,998	194,694	478,783	475,643
Other operating expenses:
Other operations	58,810	60,906	173,810	174,128
Maintenance	12,723	12,831	41,260	43,605
Depreciation and amortization	20,416	19,208	59,346	59,329
Taxes other than income taxes	18,153	15,353	44,782	43,631
	110,102	108,298	319,198	320,693
Operating income	85,896	86,396	159,585	154,950
Other income (deductions):
Allowance for equity funds used during construction	2,287	2,419	7,465	6,589
Investment and interest income, net	2,086	1,833	5,151	3,711
Miscellaneous non-operating income	12	1,182	14	1,383
Miscellaneous non-operating deductions	(537)	(591)	(2,641)	(1,494)
	3,848	4,843	9,989	10,189
Interest charges (credits):
Interest on long-term debt and revolving credit facility	14,623	13,659	43,829	40,827
Other interest	153	387	456	865
Capitalized interest	(1,302)	(1,324)	(3,911)	(3,992)
Allowance for borrowed funds used during construction	(1,379)	(1,431)	(4,520)	(3,894)
	12,095	11,291	35,854	33,806
Income before income taxes	77,649	79,948	133,720	131,333
Income tax expense	27,084	28,159	46,328	45,306
Net income	$50,565	$51,789	$87,392	$86,027

Basic earnings per share	$1.26	$1.29	$2.17	$2.15

Diluted earnings per share	$1.26	$1.29	$2.17	$2.14

Dividends declared per share of common stock	$0.265	$0.25	$0.78	$0.72
Weighted average number of shares outstanding	40,132,250	40,009,866	40,107,555	39,959,866
Weighted average number of shares and dilutive potential shares outstanding	40,132,250	40,091,625	40,123,626	40,044,154

 See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except for share data)

	Twelve Months Ended
	September 30,
	2013	2012
Operating revenues	$888,867	$855,742
Energy expenses:
Fuel	221,041	191,528
Purchased and interchanged power	63,132	57,837
	284,173	249,365
Operating revenues net of energy expenses	604,694	606,377
Other operating expenses:
Other operations	236,240	235,550
Maintenance	57,994	63,937
Depreciation and amortization	78,573	79,885
Taxes other than income taxes	58,594	56,061
	431,401	435,433
Operating income	173,293	170,944
Other income (deductions):
Allowance for equity funds used during construction	10,303	8,309
Investment and interest income, net	6,715	4,782
Miscellaneous non-operating income	46	1,884
Miscellaneous non-operating deductions	(3,160)	(2,620)
	13,904	12,355
Interest charges (credits):
Interest on long-term debt and revolving credit facility	57,634	54,347
Other interest	781	1,077
Capitalized interest	(5,231)	(5,305)
Allowance for borrowed funds used during construction	(6,199)	(4,905)
	46,985	45,214
Income before income taxes	140,212	138,085
Income tax expense	48,001	46,605
Net income	$92,211	$91,480

Basic earnings per share	$2.29	$2.28

Diluted earnings per share	$2.29	$2.27

Dividends declared per share of common stock	$1.03	$0.94
Weighted average number of shares outstanding	40,084,525	39,959,034
Weighted average number of shares and dilutive potential shares outstanding	40,114,921	40,085,516

See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013	2012
Net income	$50,565	$51,789	$87,392	$86,027	$92,211	$91,480
Other comprehensive income (loss):
Unrecognized pension and postretirement benefit costs:
Net loss arising during period	—	—	—	—	(2,109)	(77,678)
Reclassification adjustments included in net income for amortization of:
Prior service benefit	(1,369)	(1,441)	(4,169)	(4,321)	(5,610)	(5,775)
Net loss	2,903	2,993	8,323	8,978	11,316	10,605
Net unrealized gains/losses on marketable securities:
Net holding gains arising during period	4,300	6,169	8,861	11,986	6,802	18,470
Reclassification adjustments for net losses (gains) included in net income	(199)	(318)	(287)	916	(161)	1,193
Net losses on cash flow hedges:
Reclassification adjustment for interest expense included in net income	104	97	306	286	405	378
Total other comprehensive income (loss) before income taxes	5,739	7,500	13,034	17,845	10,643	(52,807)
Income tax benefit (expense) related to items of other comprehensive income (loss):
Unrecognized pension and postretirement benefit costs	(469)	(591)	(1,550)	(1,687)	(1,327)	28,643
Net unrealized gains on marketable securities	(796)	(1,201)	(1,433)	(2,571)	(1,300)	(3,788)
Losses on cash flow hedges	(39)	(36)	(129)	(117)	(143)	(219)
Total income tax benefit (expense)	(1,304)	(1,828)	(3,112)	(4,375)	(2,770)	24,636
Other comprehensive income (loss), net of tax	4,435	5,672	9,922	13,470	7,873	(28,171)
Comprehensive income	$55,000	$57,461	$97,314	$99,497	$100,084	$63,309
See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$87,392	$86,027
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of electric plant in service	59,346	59,329
Amortization of nuclear fuel	33,621	33,278
Deferred income taxes, net	45,479	43,818
Allowance for equity funds used during construction	(7,465)	(6,589)
Other amortization and accretion	12,345	10,904
Gain on sale of assets	—	(1,346)
Other operating activities	(484)	782
Change in:
Accounts receivable	(35,097)	(22,107)
Inventories	(4,772)	(2,400)
Net overcollection (undercollection) of fuel revenues	(8,362)	13,994
Prepayments and other	(5,471)	(3,443)
Accounts payable	(3,729)	(6,757)
Taxes accrued	6,794	537
Interest accrued	2,244	469
Other current liabilities	7,410	3,199
Deferred charges and credits	(4,340)	(7,896)
Net cash provided by operating activities	184,911	201,799
Cash flows from investing activities:
Cash additions to utility property, plant and equipment	(165,303)	(144,576)
Cash additions to nuclear fuel	(19,895)	(41,747)
Capitalized interest and AFUDC:
Utility property, plant and equipment	(11,985)	(10,483)
Nuclear fuel	(3,911)	(3,992)
Allowance for equity funds used during construction	7,465	6,589
Decommissioning trust funds:
Purchases, including funding of $3.4 million, respectively	(36,413)	(80,870)
Sales and maturities	29,419	74,095
Proceeds from sale of assets	—	1,757
Other investing activities	4,856	1,524
Net cash used for investing activities	(195,767)	(197,703)
Cash flows from financing activities:
Dividends paid	(31,379)	(28,861)
Borrowings under the revolving credit facility:
Proceeds	34,167	204,373
Payments	(40,831)	(176,210)
Pollution control bonds:
Proceeds	—	92,535
Payments	—	(92,535)
Other financing activities	(210)	(2,942)
Net cash used for financing activities	(38,253)	(3,640)
Net increase (decrease) in cash and cash equivalents	(49,109)	456
Cash and cash equivalents at beginning of period	111,057	8,208
Cash and cash equivalents at end of period	$61,948	$8,664
See accompanying notes to consolidated financial statements.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A. Principles of Preparation
These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Annual Report of El Paso Electric Company on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”). Capitalized terms used in this report and not defined herein have the meaning ascribed to such terms in the 2012 Form 10-K. In the opinion of the Company’s management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at September 30, 2013 and December 31, 2012; the results of its operations and comprehensive operations for the three, nine and twelve months ended September 30, 2013 and 2012; and its cash flows for the nine months ended September 30, 2013 and 2012. The results of operations and comprehensive operations for the three and nine months ended September 30, 2013 and the cash flows for the nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full calendar year.
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
Revenues. Revenues related to the sale of electricity are generally recorded when service is rendered or electricity is delivered to customers. The billing of electricity sales to retail customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. Unbilled revenues are estimated based on monthly generation volumes and by applying an average revenue/kWh to the number of estimated kWhs delivered but not billed. Accounts receivable included accrued unbilled revenues of $24.9 million at September 30, 2013 and $17.9 million at December 31, 2012. The Company presents revenues net of sales taxes in its consolidated statements of operations.

Supplemental Cash Flow Disclosures (in thousands)
	Nine Months Ended
	September 30,
	2013	2012
Cash paid (received) for:
Interest on long-term debt and borrowing under the revolving credit facility	$36,975	$35,922
Income tax paid (refund), net	(36)	3,834
Non-cash financing activities:
Grants of restricted shares of common stock	2,607	2,384
Issuance of performance shares	849	1,193

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

New Accounting Standards. In February 2013, the Financial Accounting Standards Board ("FASB") issued new guidance (Accounting Standards Update ("ASU") 2013-02, Comprehensive Income (Topic 220)) to improve the reporting of reclassifications out of accumulated other comprehensive income (loss). ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income (loss) on the respective line items in net income if the amount being reclassified is required under FASB guidance to be reclassified in its entirety to net income in the same reporting period. For other amounts that are not required under FASB guidance to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under FASB guidance that provide additional detail about those amounts.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

B. Accumulated Other Comprehensive Loss

       In February 2013, the FASB issued new guidance, ASU 2013-02, Comprehensive Income (Topic 220) as discussed in Note A. This guidance requires disclosures regarding changes in Accumulated Other Comprehensive Loss (net of tax) by component which are presented below (in thousands):

	Three Months Ended September 30, 2013
	Unrecognized Pension and Postretirement Benefit Costs	Net Unrealized Gains (Losses) on Marketable Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Loss

Balance at June 30, 2013	$(74,198)	$26,030	$(12,429)	$(60,597)
Other comprehensive loss before reclassifications	—	3,463	—	3,463
Amounts reclassified from accumulated other comprehensive loss	1,065	(158)	65	972
Balance at September 30, 2013	$(73,133)	$29,335	$(12,364)	$(56,162)

	Nine Months Ended September 30, 2013
	Unrecognized Pension and Postretirement Benefit Costs	Net Unrealized Gains (Losses) on Marketable Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Loss

Balance at December 31, 2012	$(75,737)	$22,194	$(12,541)	$(66,084)
Other comprehensive income before reclassifications	—	7,383	—	7,383
Amounts reclassified from accumulated other comprehensive loss	2,604	(242)	177	2,539
Balance at September 30, 2013	$(73,133)	$29,335	$(12,364)	$(56,162)

	Twelve Months Ended September 30, 2013
	Unrecognized Pension and Postretirement Benefit Costs	Net Unrealized Gains (Losses) on Marketable Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Loss

Balance at September 30, 2012	$(75,403)	$23,994	$(12,626)	$(64,035)
Other comprehensive income (loss) before reclassifications	(1,331)	5,492	—	4,161
Amounts reclassified from accumulated other comprehensive loss	3,601	(151)	262	3,712
Balance at September 30, 2013	$(73,133)	$29,335	$(12,364)	$(56,162)

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Amounts reclassified from accumulated other comprehensive loss for the three, nine and twelve months ended September 30, 2013 are as follows ( in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Three Months Ended	Nine Months Ended	Twelve Months Ended	Affected Line Item in the Statement of Operations
	September 30, 2013

Amortization of pension and postretirement benefit costs:
Prior service benefit	$1,369	$4,169	$5,610	(a)
Net loss	(2,903)	(8,323)	(11,316)	(a)
	(1,534)	(4,154)	(5,706)	Total before tax
	469	1,550	2,105	Income tax expense
	(1,065)	(2,604)	(3,601)	Net of tax

Marketable securities:
Net realized gain on sale of securities	199	287	474	Investment and interest income, net
Unrealized losses on available-for-sale securities included in pre-tax income	—	—	(313)	Investment and interest income, net
	199	287	161	Total before tax
	(41)	(45)	(10)	Income tax expense
	158	242	151	Net of tax

Loss on cash flow hedge:
Amortization of loss	(104)	(306)	(405)	Interest on long-term debt and revolving credit facility
	(104)	(306)	(405)	Total before tax
	39	129	143	Income tax expense
	(65)	(177)	(262)	Net of tax

Total reclassifications	$(972)	$(2,539)	$(3,712)	Net of tax

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
As part of the settlement, the Company agreed to withdraw its request to reconcile fuel costs for the period from July 1, 2009 through September 30, 2011 and submit a future fuel reconciliation request covering the period beginning July 1, 2009 and ending no later than June 30, 2013 by December 31, 2013 or as part of its next rate case, if earlier. The settlement also provides for the continuation of the energy efficiency cost recovery factor and the military base discount recovery factor. Both of these surcharges require annual filings to reconcile and revise the recovery factors.
Fuel and Purchased Power Costs. The Company's actual fuel costs, including purchased power energy costs, are recoverable from its customers. The PUCT has adopted a fuel cost recovery rule ("Texas Fuel Rule") that allows the Company to seek periodic adjustments to its fixed fuel factor. The Company can seek to revise its fixed fuel factor based upon the approved formula at least four months after its last revision except in the month of December. On September 9, 2013, the Company filed a request, which was assigned Docket No. 41803, to increase its fixed fuel factor by $16.9 million or 12.2% annually, pursuant to its approved formula. The revised fixed fuel factor reflects increases in prices for natural gas. The increase in the fixed fuel factor was approved on September 23, 2013 and was effective with October 2013 billings.
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
Fuel Reconciliation Proceeding. On September 27, 2013, the Company filed an application with the PUCT, designated as Docket No. 41852, to reconcile $545.3 million of fuel and purchased power expenses incurred during the 45-month period from July 1, 2009 through March 31, 2013. The fuel reconciliation requests to recover $3.4 million of rewards for Palo Verde operations. Hearings in the fuel reconciliation are scheduled to begin March 31, 2014 and a final order must be issued by September 26, 2014.
Montana Power Station Air Permits. The Company filed applications to obtain required air permits for the Montana Power Station ("MPS") from the Texas Commission on Environmental Quality ("TCEQ") and the U.S. Environmental Protection agency ("EPA"). Following a contested hearing on the merits of the TCEQ application, the Administrative Law Judge issued a Proposal for Decision recommending that the TCEQ issue the requested permit. The Company expects a decision by the TCEQ by the end of this year. The EPA has issued a draft greenhouse gas permit and a final decision is expected by the end of this year or early next year, if there is no appeal. If an appeal is taken, the Company anticipates a final permit will be issued by mid-2014. The Company

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

has received Certificate of Convenience and Necessity ("CCN") authorization to construct the first two units of this facility from both the PUCT and the NMPRC.
Application for a CCN for MPS Units 3 and 4. On September 6, 2013, the Company filed an application with the PUCT for issuance of a CCN to construct, own and operate two additional 88 MW natural gas-fired generating units designated as MPS Units 3 and 4 in El Paso County, Texas. The case has been designated PUCT Docket No. 41763. Attorneys representing the Aligned Protestants in the MPS Air Permits discussion above have also intervened on behalf of landowners in the CCN case for MPS Units 3 and 4. A procedural schedule has not been determined. In accordance with PUCT rules, the final order must be issued by September 5, 2014.
Transmission CCN Filings. The Company filed three transmission line CCN applications with the PUCT as part of the MPS Project:

•	MPS to Caliente: a 115-kV transmission line from MPS to the existing Caliente Substation in east El Paso. (PUCT Docket No. 41360)

•	MPS In & Out: a 115 -kV transmission line from MPS to intersect with the existing Caliente - Coyote 115-kV transmission line. (PUCT Docket No. 41359)

•	MPS to Montwood: a 115-kV transmission line from MPS to the existing Montwood Substation in east El Paso. (PUCT Docket No. 41809)

The transmission CCN filings for both the MPS to Caliente and MPS In & Out were filed on April 15, 2013, and the transmission CCN filing for the MPS to Montwood was filed on September 24, 2013. The Company is requesting to build these transmission lines to connect the new MPS to the electrical grid in order to meet increased customer growth and electric demand and to improve system reliability. A final order in the MPS to Caliente transmission CCN filing is expected no later than June 2014, while final orders in the transmission CCN filings for the MPS In & Out and the MPS to Montwood filings are expected no later than September 2014.
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
Application for a CCN for MPS Units 3 and 4. On September 6, 2013, the Company filed an application with the NMPRC for issuance of a CCN to construct, own and operate two additional 88 MW natural gas-fired generating units designated as MPS Units 3 and 4 in El Paso County, Texas. The case has been designated NMPRC Case No. 13-00297-UT.

Revolving Credit Facility, Issuance of Long-Term Debt and Guarantee of Debt. On October 30, 2013, the Company received approval in NMPRC Case No. 13-00317-UT to amend its current $300 million revolving credit facility to include an option, subject to lender's approval, to expand the amount of the potential borrowings available under the facility to $400 million and extend the maturity date by up to four years to September 2020; issue up to $300 million in new long-term debt; and to guarantee the issuance of up to $50 million of new debt by Rio Grande Resources Trust to finance future purchases of nuclear fuel and to refinance existing nuclear fuel debt obligations.

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
Revolving Credit Facility, Issuance of Long-Term Debt and Guarantee of Debt. On September 30, 2013, the Company filed an application for approval to amend its current $300 million revolving credit facility to include an option, subject to lender's approval, to expand the amount of the potential borrowings available under the facility to $400 million and extend the maturity date by up to four years to September 2020; issue up to $300 million in new long-term debt; and to guarantee the issuance of up to $50 million of new debt by Rio Grande Resources Trust to finance future purchases of nuclear fuel and to refinance existing nuclear fuel debt obligations. FERC approvals, if granted, would be good for two years. The case has been assigned FERC Docket No. ES13-59-000.

Other Required Approvals. The Company has obtained required approvals for rates and tariffs, securities transactions and other approvals as required by the FERC.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

D. Common Stock
Repurchase Program. No shares of common stock were repurchased during the nine months ended September 30, 2013 and 2012.
Dividend Policy. The Company paid $10.7 million and $10.0 million in quarterly cash dividends during the three months ended September 30, 2013 and 2012, respectively. The Company paid a total of $31.4 million and $41.4 million in cash dividends during the nine and twelve months ended September 30, 2013, respectively. The Company paid a total of $28.9 million and $37.7 million in cash dividends during the nine and twelve months ended September 30, 2012, respectively.

Basic and Diluted Earnings Per Share. The basic and diluted earnings per share are presented below (in thousands except for share data):
	Three Months Ended September 30,
	2013	2012
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	40,132,250	40,009,866
Dilutive effect of unvested performance awards	—	71,849
Dilutive effect of stock options	—	9,910
Diluted number of common shares outstanding	40,132,250	40,091,625
Basic net income per common share:
Net income	$50,565	$51,789
Income allocated to participating restricted stock	(150)	(134)
Net income available to common shareholders	$50,415	$51,655
Diluted net income per common share:
Net income	$50,565	$51,789
Income reallocated to participating restricted stock	(150)	(134)
Net income available to common shareholders	$50,415	$51,655
Basic net income per common share:
Distributed earnings	$0.265	$0.25
Undistributed earnings	0.995	1.04
Basic net income per common share	$1.260	$1.29
Diluted net income per common share:
Distributed earnings	$0.265	$0.25
Undistributed earnings	0.995	1.04
Diluted net income per common share	$1.260	$1.29

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	40,107,555	39,959,866
Dilutive effect of unvested performance awards	16,071	67,583
Dilutive effect of stock options	—	16,705
Diluted number of common shares outstanding	40,123,626	40,044,154
Basic net income per common share:
Net income	$87,392	$86,027
Income allocated to participating restricted stock	(249)	(257)
Net income available to common shareholders	$87,143	$85,770
Diluted net income per common share:
Net income	$87,392	$86,027
Income reallocated to participating restricted stock	(249)	(257)
Net income available to common shareholders	$87,143	$85,770
Basic net income per common share:
Distributed earnings	$0.78	$0.72
Undistributed earnings	1.39	1.43
Basic net income per common share	$2.17	$2.15
Diluted net income per common share:
Distributed earnings	$0.78	$0.72
Undistributed earnings	1.39	1.42
Diluted net income per common share	$2.17	$2.14

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Twelve Months Ended September 30,
	2013	2012
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	40,084,525	39,959,034
Dilutive effect of unvested performance awards	28,122	108,411
Dilutive effect of stock options	2,274	18,071
Diluted number of common shares outstanding	40,114,921	40,085,516
Basic net income per common share:
Net income	$92,211	$91,480
Income allocated to participating restricted stock	(253)	(304)
Net income available to common shareholders	$91,958	$91,176
Diluted net income per common share:
Net income	$92,211	$91,480
Income reallocated to participating restricted stock	(253)	(304)
Net income available to common shareholders	$91,958	$91,176
Basic net income per common share:
Distributed earnings	$1.03	$0.94
Undistributed earnings	1.26	1.34
Basic net income per common share	$2.29	$2.28
Diluted net income per common share:
Distributed earnings	$1.03	$0.94
Undistributed earnings	1.26	1.33
Diluted net income per common share	$2.29	$2.27

       The amount of restricted stock awards and performance shares at 100% performance level excluded from the calculation of the diluted number of common shares outstanding because their effect was antidilutive is presented below:

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013	2012
Restricted stock awards	54,224	46,632	49,455	46,178	47,636	52,768
Performance shares (a)	124,997	51,133	111,726	48,439	105,090	36,329
____________________

(a)	Certain performance shares were excluded from the computation of diluted earnings per share as no payouts would have been required based upon performance at the end of the corresponding periods.

E. Income Taxes
The Company files income tax returns in the United States ("U.S.") federal jurisdiction and in the states of Texas, New Mexico and Arizona. The Company is no longer subject to tax examination by the taxing authorities in the federal jurisdiction for years prior to 2009 and in New Mexico for years prior to 2009. The Company is currently under audit in Texas for tax years 2007 through 2011. A deficiency notice relating to the Company’s 1998 through 2003 and 2006 and 2007 income tax returns in Arizona challenges a pollution control credit, a research and development credit and the payroll, sales and property apportionment factors. The Company is contesting these adjustments.
For the three months ended September 30, 2013 and 2012, the Company’s consolidated effective tax rate was 34.9% and 35.2%, respectively. For the nine months ended September 30, 2013 and 2012, the Company's consolidated effective tax rate was 34.6% and 34.5%, respectively. For the twelve months ended September 30, 2013 and 2012, the Company's consolidated effective

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

tax rate was 34.2% and 33.8%, respectively. The Company's consolidated effective tax rate for the three, nine and twelve months ended September 30, 2013 and 2012 differs from the federal statutory tax rate of 35.0% primarily due to the allowance for equity funds used during construction and state income taxes.
FASB guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In the three months ended September 30, 2013, a $4.1 million decrease was made to the reserve related to units of property for capitalized assets. The decrease is primarily the result of progress on portions of IRS audits for tax years 2009 to 2012. Further changes to the unrecognized tax position may be recognized as the IRS releases additional guidance as it pertains to the repair allowance for generation assets. A reconciliation of the September 30, 2013 and 2012 amount of unrecognized tax benefits is as follows (in thousands):

	2013	2012
Balance at January 1	$9,800	$9,500
Additions based on tax positions related to the current year	—	400
Additions for tax positions of prior years	800	—
Reductions for tax positions of prior years	(4,100)	(1,800)
Balance at September 30	$6,500	$8,100

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
Power Purchase and Sale Contracts
To supplement its own generation and operating reserves, and to meet required renewable portfolio standards, the Company engages in firm power purchase arrangements which may vary in duration and amount based on evaluation of the Company’s resource needs, the economics of the transactions, and specific renewable portfolio requirements. For a full discussion of power purchase and sale contracts that the Company has entered into with various counterparties, see Note K of Notes to Consolidated Financial Statements in the 2012 Form 10-K. In addition to the contracts disclosed in the 2012 Form 10-K, in May 2013, the NMPRC approved the Company's agreement with Macho Springs Solar, LLC to purchase the entire generation output delivered from the 50 MW Macho Springs solar photovoltaic project located in Luna County, New Mexico. The term of the purchase is 20 years from the commercial operation date of the Macho Springs project which is projected to be May 1, 2014. In addition, on September 5, 2013, the Company entered into a purchased power agreement with Newman Solar LLC to purchase, for a term of 30 years, the total output from a solar photovoltaic generation facility of approximately 10 MW that Newman Solar LLC will construct, own and operate on land subleased from the Company in proximity to its Newman Generation Station. This solar project is expected to be online at the end of 2014.
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
Climate Change. On June 25, 2013, President Obama set forth his plan to address climate change. He reiterated a goal of reducing greenhouse gas emissions "in the range of 17 percent" below 2005 levels by 2020. The plan included a variety of executive actions including future regulatory measures to reduce carbon emissions from power plants. In a White House memorandum of the same date, the President directed the EPA to issue a new proposal for greenhouse gas rulemaking addressing new power plants by September 20, 2013, and a rule for existing power plants by June 1, 2014. The EPA released a draft re-proposed carbon pollution rule for new power plants on September 20, 2013. The Company continues its review of the new proposal and plans to participate in the 60-day comment period after publication in the Federal Register. Given the very significant remaining uncertainties regarding when and how these rules will become effective, the Company believes it is impossible to meaningfully quantify the costs of these potential requirements at present.
Environmental Litigation and Investigations. Since 2009, the EPA and certain environmental organizations have been scrutinizing, and in some cases, have filed lawsuits, relating to certain air emissions and air permitting matters related to Four Corners Generating Station ("Four Corners"). Since July 2011, the U.S. Department of Justice ("DOJ"), on behalf of the EPA, and Arizona Public Service Company ("APS") have been engaged in substantive settlement negotiations in an effort to resolve the pending matters. The allegations being addressed through settlement negotiations are that APS failed to obtain the necessary permits and install the controls necessary under the U.S. Clean Air Act ("CAA") to reduce SO2, NOx, and particular matter ("PM"), and that defendants failed to obtain an operating permit under Title V of the CAA that reflects applicable requirements imposed by law. In March 2012, the DOJ provided APS with a draft consent decree to settle the EPA matter, which decree contains specific provisions for the reduction and control of NOx, SO2, and PM, as well as provisions for a civil penalty, and expenditures on environmental mitigation projects with an emphasis on projects that address alleged harm to the Navajo Nation. Settlement discussions are on-going and the Company is unable to predict the outcome of these settlement negotiations. The Company has accrued a total of $0.5 million as a loss contingency related to this matter.
Similar to other utilities in the western half of the U.S., the Company received notice that Earthjustice filed a lawsuit in the United States District Court for New Mexico on October 4, 2011 for alleged violations of the Prevention of Significant Deterioration ("PSD") provisions of the CAA related to Four Corners. On January 6, 2012, Earthjustice filed a First Amended Complaint adding claims for violations of the CAA's New Source Performance Standards ("NSPS") program. Among other things, the plaintiffs seek to have the court enjoin operations at Four Corners until APS applies for and obtains any required PSD permits and complies with the referenced NSPS program. The plaintiffs further request the court to order the payment of civil penalties, including a beneficial mitigation project. On April 2, 2012, APS and the other Four Corners' participants filed motions to dismiss with the court. Earthjustice filed their response briefs on May 16, 2012.  APS filed reply briefs on June 22, 2012.  Utility Air Regulatory Group filed an amicus brief, and plaintiffs were allowed until July 23, 2012 to respond to that amicus brief. In October 2013, a motion was filed to stay the case until December 1, 2013 in order to allow settlement discussions. The Company is unable to predict the outcome of this litigation.
New Mexico Tax Matter Related to Coal Supplied to Four Corners
On May 23, 2013, the New Mexico Taxation and Revenue Department issued a notice of assessment for coal severance surtax, penalty, and interest totaling approximately $30 million related to coal supplied under the coal supply agreement for Four Corners (the "Assessment"). The Company's share of the assessment is approximately $1.5 million. On behalf of the Four Corners participants, the coal supplier made a partial payment of the Assessment and immediately filed a refund claim with respect to that partial payment in August 2013. The New Mexico Taxation and Revenue Department denied the refund claim. Prior to year end, the coal supplier and APS, on its own behalf and as operating agent for Four Corners, intend to file a complaint with the New Mexico District Court contesting both the validity of the Assessment and the refund claim denial. APS believes the Assessment and the refund claim denial are without merit. The Company cannot predict the timing, results, or potential impacts of the outcome of this litigation.

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Union Matters
The Company has approximately 1,000 employees, about 40% of whom are covered by a collective bargaining agreement. The International Brotherhood of Electrical Workers Local 960 (“Local 960”) represents the Company’s employees working primarily in the power plants, substations, line crews, meter reading and collection, facilities services, and customer service. The Company entered into a new collective bargaining agreement effective September 3, 2013, with Local 960 for a three-year term ending September 2, 2016. The agreement provides for pay increases of 3% on September 3, 2013, 3% on September 3, 2014 and 2.25% on September 3, 2015.

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

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

H. Employee Benefits
Retirement Plans
The net periodic benefit cost recognized for the three, nine and twelve months ended September 30, 2013 and 2012 is made up of the components listed below as determined using the projected unit credit actuarial cost method (in thousands):

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013	2012
Components of net periodic benefit cost:
Service cost	$2,166	$2,207	$6,996	$6,621	$9,204	$8,334
Interest cost	3,410	3,389	10,210	10,167	13,600	13,663
Expected return on plan assets	(4,281)	(3,611)	(12,831)	(10,832)	(16,442)	(14,356)
Amortization of:
Net loss	2,903	2,839	8,323	8,517	11,162	10,153
Prior service cost	23	29	73	87	101	115
Net periodic benefit cost	$4,221	$4,853	$12,771	$14,560	$17,625	$17,909
During the nine months ended September 30, 2013, the Company contributed $16.4 million of its projected $16.8 million 2013 annual contribution to its retirement plans.
Other Postretirement Benefits
The net periodic benefit cost recognized for the three, nine and twelve months ended September 30, 2013 and 2012 is made up of the components listed below (in thousands):

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013	2012
Components of net periodic benefit cost:
Service cost	$972	$1,095	$3,172	$3,284	$4,266	$4,031
Interest cost	1,292	1,413	4,042	4,238	5,455	5,583
Expected return on plan assets	(485)	(397)	(1,435)	(1,285)	(1,864)	(1,741)
Amortization of:
Prior service benefit	(1,392)	(1,470)	(4,242)	(4,408)	(5,711)	(5,890)
Net loss	—	154	—	461	154	452
Net periodic benefit cost	$387	$795	$1,537	$2,290	$2,300	$2,435

During the nine months ended September 30, 2013, the Company contributed $3.1 million of its projected $3.1 million 2013 annual contribution to its other postretirement benefits plan.

On October 3, 2013, the Company's Compensation Committee of the Board of Directors approved an amendment to the Company's Other Postretirement Benefits Plan to limit the Company's exposure to increases in retiree medical costs associated with current and future retirees. In accordance with FASB guidance, the Company anticipates remeasuring the assets and liabilities of the plan during the fourth quarter of 2013.

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
Long-Term Debt and Short-Term Borrowings Under the RCF. The fair values of the Company’s long-term debt and short-term borrowings under the RCF are based on estimated market prices for similar issues and are presented below (in thousands):

	September 30, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Pollution Control Bonds	$193,135	$195,519	$193,135	$215,228
Senior Notes	696,463	758,150	696,400	823,497
RGRT Senior Notes (1)	110,000	116,955	110,000	120,985
RCF (1)	15,491	15,491	22,155	22,155
Total	$1,015,089	$1,086,115	$1,021,690	$1,181,865
_______________

(1)
Nuclear fuel financing as of September 30, 2013 and December 31, 2012 is funded through the $110 million RGRT Senior Notes and $15.5 million and $22.2 million, respectively under the RCF. As of September 30, 2013 and December 31, 2012, no amount was outstanding under the RCF for working capital or general corporate purposes. The interest rate on the Company’s borrowings under the RCF is reset throughout the quarter reflecting current market rates. Consequently, the carrying value approximates fair value.

Marketable Securities. The Company’s marketable securities, included in decommissioning trust funds in the balance sheets, are reported at fair value which was $202.9 million and $187.1 million at September 30, 2013 and December 31, 2012, respectively. These securities are classified as available for sale under FASB guidance for certain investments in debt and equity securities and are valued using prices and other relevant information generated by market transactions involving identical or comparable securities. The reported fair values include gross unrealized losses on marketable securities whose impairment the Company has deemed to be temporary. The tables below present the gross unrealized losses and the fair value of these securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	September 30, 2013
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities (1):
Federal Agency Mortgage Backed Securities	$1,909	$(100)	$729	$(50)	$2,638	$(150)
U.S. Government Bonds	10,664	(477)	7,086	(344)	17,750	(821)
Municipal Obligations	15,360	(455)	5,316	(328)	20,676	(783)
Corporate Obligations	3,264	(127)	400	(5)	3,664	(132)
Total Debt Securities	31,197	(1,159)	13,531	(727)	44,728	(1,886)
Common Stock	1,007	(96)	217	(18)	1,224	(114)
Total Temporarily Impaired Securities	$32,204	$(1,255)	$13,748	$(745)	$45,952	$(2,000)

_________________

(1)	Includes approximately 112 securities.

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

The reported fair values also include gross unrealized gains on marketable securities which have not been recognized in the Company’s net income. The table below presents the unrecognized gross unrealized gains and the fair value of these securities, aggregated by investment category (in thousands):

	September 30, 2013		December 31, 2012
	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains
Description of Securities:
Federal Agency Mortgage Backed Securities	$13,753	$531	$17,289	$1,036
U.S. Government Bonds	7,023	251	13,295	678
Municipal Obligations	14,296	728	22,797	1,531
Corporate Obligations	10,081	501	12,378	1,134
Total Debt Securities	45,153	2,011	65,759	4,379
Common Stock	89,534	34,116	73,210	22,839
Equity Mutual Funds	16,207	2,582	15,194	1,821
Cash and Cash Equivalents	6,061	—	4,471	—
Total	$156,955	$38,709	$158,634	$29,039
The Company’s marketable securities include investments in municipal, corporate and federal debt obligations. Substantially all of the Company’s mortgage-backed securities, based on contractual maturity, are due in ten years or more. The mortgage-backed securities have an estimated weighted average maturity which generally range from three years to seven years and reflects anticipated future prepayments. The contractual year for maturity of these available-for-sale securities as of September 30, 2013 is as follows (in thousands):

	Total	2013	2014 through 2017	2018 through 2022	2023 and Beyond
Municipal Debt Obligations	$34,972	$555	$12,200	$17,498	$4,719
Corporate Debt Obligations	13,745	—	4,144	5,533	4,068
U.S. Government Bonds	24,773	804	9,638	11,574	2,757

EL PASO ELECTRIC COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company recognizes impairment losses on certain of its securities deemed to be other than temporary. In accordance with FASB guidance, these impairment losses are recognized in net income, and a lower cost basis is established for these securities. For the three, nine and twelve months ended September 30, 2013 and 2012, the Company recognized other than temporary impairment losses on its available-for-sale securities as follows (in thousands):

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013	2012
Unrealized losses included in pre-tax income	$—	$—	$—	$(166)	$(313)	$(536)

The Company’s marketable securities in its decommissioning trust funds are sold from time to time and the Company uses the specific identification basis to determine the amount to reclassify out of accumulated other comprehensive income and into net income. The proceeds from the sale of these securities and the related effects on pre-tax income are as follows (in thousands):

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013	2012
Proceeds from sales of available-for-sale securities	$7,057	$14,582	$29,419	$74,095	$53,866	$89,180
Gross realized gains included in pre-tax income	$212	$447	$593	$1,526	$814	$1,757
Gross realized losses included in pre-tax income	(13)	(129)	(306)	(2,276)	(340)	(2,414)
Unrealized losses included in pre-tax income	—	—	—	(166)	(313)	(536)
Net gains (losses) in pre-tax income	$199	$318	$287	$(916)	$161	$(1,193)
Net unrealized holding gains included in accumulated other comprehensive income	$4,300	$6,169	$8,861	$11,986	$6,802	$18,470
Net (gains) losses reclassified out of accumulated other comprehensive income	(199)	(318)	(287)	916	(161)	1,193
Net gains in other comprehensive income	$4,101	$5,851	$8,574	$12,902	$6,641	$19,663
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
The fair value of the Company’s decommissioning trust funds and investment in debt securities, at September 30, 2013 and December 31, 2012, and the level within the three levels of the fair value hierarchy defined by FASB guidance are presented in the table below (in thousands):

Description of Securities	Fair Value as of September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading Securities:
Investment in Debt Securities	$1,493	$—	$—	$1,493
Available for sale:
U.S. Government Bonds	$24,773	$24,773	$—	$—
Federal Agency Mortgage Backed Securities	16,391	—	16,391	—
Municipal Bonds	34,972	—	34,972	—
Corporate Asset Backed Obligations	13,745	—	13,745	—
Subtotal Debt Securities	89,881	24,773	65,108	—
Common Stock	90,758	90,758	—	—
Equity Mutual Funds	16,207	16,207	—	—
Cash and Cash Equivalents	6,061	6,061	—	—
Total available for sale	$202,907	$137,799	$65,108	$—

Description of Securities	Fair Value as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading Securities:
Investment in Debt Securities	$1,295	$—	$—	$1,295
Available for sale:
U.S. Government Bonds	$24,385	$24,385	$—	$—
Federal Agency Mortgage Backed Securities	19,497	—	19,497	—
Municipal Bonds	33,863	—	33,863	—
Corporate Asset Backed Obligations	12,830	—	12,830	—
Subtotal Debt Securities	90,575	24,385	66,190	—
Common Stock	76,813	76,813	—	—
Equity Mutual Funds	15,194	15,194	—	—
Cash and Cash Equivalents	4,471	4,471	—	—
Total available for sale	$187,053	$120,863	$66,190	$—
There were no transfers in or out of Level 1 and Level 2 fair value measurements categories during the three, nine and twelve month periods ending September 30, 2013 and 2012. There were no purchases, sales, issuances, or settlements related to the assets in the Level 3 fair value measurement category during the three, nine and twelve months ended September 30, 2013.
The Company realized in the consolidated statement of operations as investment and interest income a gain on the sale of a debt security of $0.4 million during the twelve month period ending September 30, 2012. There were no other purchases, issuances, or settlements related to the assets in the Level 3 fair value measurements category during the three, nine and twelve month periods ending September 30, 2012.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
El Paso Electric Company:

We have reviewed the consolidated balance sheet of El Paso Electric Company and subsidiary as of September 30, 2013, the related consolidated statements of operations, and comprehensive operations, for the three-month, nine-month and twelve-month periods ended September 30, 2013 and 2012, and the related consolidated statements of cash flows for the nine-month periods ended September 30, 2013 and 2012. These consolidated financial statements are the responsibility of the Company's management.
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
November 6, 2013

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

Summary
The following is an overview of our results of operations for the three, nine and twelve month periods ended September 30, 2013 and 2012. Net income and basic earnings per share for the three, nine and twelve month periods ended September 30, 2013 and 2012 are shown below:

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013	2012
Net income (in thousands)	$50,565	$51,789	$87,392	$86,027	$92,211	$91,480
Basic earnings per share	1.26	1.29	2.17	2.15	2.29	2.28

The following table and accompanying explanations show the primary factors affecting the after-tax change in net income between the 2013 and 2012 periods presented (in thousands):

	Three Months Ended	Nine Months Ended	Twelve Months Ended
September 30, 2012 net income	$51,789	$86,027	$91,480
Change in (net of tax):
Decreased Palo Verde operations and maintenance expense (a)	775	1,008	1,317
Decreased transmission and distribution operations and maintenance expense (b)	647	375	1,948
Decreased operations and maintenance expense at fossil-fuel generating plants (c)	459	1,847	3,295
Increased deregulated Palo Verde Unit 3 revenues (d)	304	1,430	1,152
Increased taxes other than income taxes (e)	(1,847)	(759)	(1,671)
Increased interest on long-term debt (f)	(637)	(1,982)	(2,170)
Decreased retail non-fuel base revenues (g)	(392)	(841)	(3,312)
Increased administrative and general expense (h)	(272)	(1,692)	(4,401)
Increased (decreased) allowance for funds used during construction (i)	(167)	1,289	2,848
Other	(94)	690	1,725
September 30, 2013 net income	$50,565	$87,392	$92,211

______________

(a)
Palo Verde operations and maintenance expense decreased for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 primarily due to reduced employee benefit costs and other operations expense. For the nine and twelve month periods ended September 30, 2013 compared to the same period last year, Palo Verde operations and maintenance expense decreased primarily due to reduced operations expense related to Unit 3.

(b)
Transmission and distribution operations and maintenance expense decreased for the three, nine, and twelve month periods ended September 30, 2013 compared to the same periods last year primarily due to decreased wheeling expenses. Transmission and distribution operations and maintenance expense also decreased for the twelve months ended September 30, 2013 compared to the twelve months ended September 30, 2012 due to a refund from Public Service Company of New Mexico for the transmission of energy recorded in the fourth quarter of 2012 which included $0.7 million related to 2011 expenses.

(c)
Operations and maintenance expense at our fossil-fuel generating plants decreased for the three, nine, and twelve months ended September 30, 2013 compared to the same periods last year primarily due to the timing of planned maintenance at our fossil-fuel generating units.

(d)
Revenues from retail sales of deregulated Palo Verde Unit 3 power increased for the three, nine, and twelve months ended September 30, 2013 compared to the same periods last year due to higher power prices in 2013 and an increase in generation at Palo Verde Unit 3. The increase in generation for the nine and twelve month periods also reflects the 2012 spring refueling outage with no comparable outage in 2013.

(e)
Taxes other than income taxes increased for the three, nine, and twelve months ended September 30, 2013, compared to the same periods in 2012, primarily due to increased property tax accruals reflecting both increased property values and higher estimated assessment rates.

(f)
Interest on long-term debt increased for the three, nine and twelve month periods ended September 30, 2013 compared to the same periods last year due to interest on $150 million of 3.3% senior notes issued in December 2012 partially offset by the refunding and remarketing of two series of pollution control bonds at lower interest rates in August 2012.

(g)
Retail non-fuel base revenues decreased for the three months ended September 30, 2013 compared to the same period in 2012 primarily due to a 1.9% and 0.5% decrease in kWh sales to small commercial and industrial customers, and to residential customers, respectively. The decrease in kWh sales reflects slightly cooler weather in 2013 compared to 2012. Retail non-fuel base revenues decreased for the nine and twelve month periods ended September 30, 2013 compared to the same periods in 2012 primarily due to decreased revenues from sales to our commercial and industrial customers reflecting the reduction in our non-fuel base rates in Texas effective on May 1, 2012 and increased use of lower off-peak and interruptible rates by several customers. Retail non-fuel base revenues exclude fuel recovered through New Mexico base rates. For a complete discussion of non-fuel base revenues, see page 30.

(h)
Administrative and general expense increased for the nine and twelve months ended September 30, 2013 compared to the same periods last year due to increased outside services. For the twelve months ended September 30, 2013 compared to the same period last year, administrative and general expense also increased due to increased administrative and general salaries and increased pensions and benefits expense due to medical expenses. In addition, lower employee stock compensation expense was recognized in the first quarter of 2012 due to the forfeiture of stock compensation by former executives.

(i)
Allowance for funds used during construction ("AFUDC") increased in the nine and twelve months ended September 30, 2013 compared to the same periods last year primarily due to higher balances of construction work in progress subject to AFUDC.

Historical Results of Operations
The following discussion includes detailed descriptions of factors affecting individual line items in the results of operations. The amounts presented below are presented on a pre-tax basis.
Operating revenues
We realize revenue from the sale of electricity to retail customers at regulated rates and the sale of energy in the wholesale power market generally at market-based prices. Sales for resale (which are FERC regulated cost-based wholesale sales within our service territory) accounted for less than 1% of revenues.
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
No retail customer accounted for more than 4% of our non-fuel base revenues. Residential and small commercial customers comprise 75% or more of our non-fuel base revenues. While this customer base is more stable, it is also more sensitive to changes in weather conditions. The current rate structures in New Mexico and Texas reflect higher base rates during the peak summer season of May through October and lower base rates during November through April for our residential and small commercial and industrial customers. As a result, our business is seasonal, with higher kWh sales and revenues during the summer cooling season.
Weather significantly impacts our residential, small commercial and industrial customers, and to a lesser extent, our sales to public authorities. Heating and cooling degree days can be used to evaluate the effect of weather on energy use. For each degree that the average outdoor temperature varies from a standard of 65 degrees Fahrenheit a degree day is recorded. For the three months ended September 30, 2013, retail non-fuel base revenues were negatively impacted by slightly cooler weather when compared to the same period in 2012. Cooling degree days decreased 3.5% when compared to the same period in 2012 and were slightly lower than the 10-year average. For the nine months ended September 30, 2013, retail non-fuel base revenues were positively impacted by colder winter weather when compared to the same period in 2012. Heating degree days increased 16.8% when compared to the same period in 2012 and were 9.7% over the 10-year average. The positive impact of the colder winter weather was partially offset by a 3.6% decrease in cooling degree days for the nine months ended September 30, 2013 compared to the same period last year. Cooling degree days for the current nine month period are 3.7% over the 10-year average. For the twelve months ended September 30, 2013, retail non-fuel base revenues were negatively impacted by cooler summer weather and milder winter weather when compared to the prior period. Cooling degree days decreased 2.5% and heating degree days decreased by 4.3% when compared to the same period last year. The table below shows heating and cooling degree days compared to a 10-year average.

	Three Months Ended			Nine Months Ended			Twelve Months Ended
	September 30,			September 30,			September 30,
			10-Year			10-Year			10-Year
	2013	2012	Average	2013	2012	Average	2013	2012	Average*
Heating degree days	—	6	1	1,419	1,215	1,293	2,213	2,312	2,228
Cooling degree days	1,444	1,497	1,461	2,615	2,712	2,522	2,779	2,850	2,633
______________
* Calendar year basis.

Customer growth is a key driver of the growth of retail sales. The average number of retail customers grew 1.3%, 1.3%, and 1.4% for the three, nine, and twelve month periods ended September 30, 2013 when compared to the same periods last year. See the tables presented on pages 33, 34 and 35 which provide detail on the average number of retail customers and the related revenues and kWh sales.
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

Retail non-fuel base revenues decreased $0.6 million, or 0.3% for the three months ended September 30, 2013, when compared to the same period last year. The decrease in retail non-fuel base revenues was primarily due to a 1.9% and 0.5% decrease in kWh sales to small commercial and industrial customers, and residential customers, respectively, reflecting slightly cooler weather in 2013 as compared to 2012. The decreases in kWh sales to small commercial and industrial customers, and residential customers were partially offset by a 1.0% increase in the average number of small commercial and industrial customers served and a 1.3% increase in the average number of residential customers served. While kWh sales increased 6.0%, non-fuel base revenues from sales to large commercial and industrial customers decreased 1.3% which reflected increased use of lower off-peak and interruptible rates by several customers. The decrease in retail non-fuel base revenues was partially offset by increased non-fuel base revenues from sales to public authorities of 1.3%. KWh sales to public authorities increased by 1.4% primarily due to increased sales related to municipal water pumping.
Retail non-fuel base revenues decreased $1.3 million, or 0.3% for the nine months ended September 30, 2013, when compared to the same period last year. The decrease in retail non-fuel base revenues was primarily due to decreased revenues from our commercial and industrial customers which reflects the impact of the reduction in non-fuel base rates for our Texas customers which became effective May 1, 2012 and primarily impacted commercial and industrial customers. Non-fuel base revenues from sales to small commercial and industrial customers and large commercial and industrial customers decreased 1.7% and 4.2%, respectively. KWh sales to small commercial and industrial customers decreased 0.7% while kWh sales to large commercial and industrial customers increased 2.3%. The decrease in retail non-fuel base revenues was partially offset by an increase of 1.3% in non-fuel base revenues from sales to residential customers reflecting a 1.2% increase in kWh sales to our residential customer class. The increase in kWh sales to our residential customers reflects a 1.3% increase in the average number of residential customers served. Retail non-fuel base revenues from sales to public authorities remained relatively unchanged.
Retail non-fuel base revenues decreased by $5.0 million, or 0.9%, for the twelve months ended September 30, 2013, when compared to the same period last year. The decrease in revenues was primarily due to a reduction in non-fuel base rates to Texas customers which primarily impacted small and large commercial and industrial customers. In addition, several of our large commercial and industrial customers increased their use of lower off-peak and interruptible rates which more than offset the overall 2.6% increase in kWh sales to this customer class. KWh sales to small commercial and industrial customers decreased 0.4% for the twelve month period. KWh sales to residential customers increased 0.2% primarily due to a 1.4% increase in the average number of residential customers served. The decrease in retail non-fuel base revenues was partially offset by a 0.9% increase in non-fuel base revenues from sales to public authorities reflecting an increase in kWh sales to public authorities of 1.9% primarily due to increased sales related to municipal water pumping.
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
In the three months ended September 30, 2013, we over-recovered our fuel costs by $0.6 million. In the nine and twelve months ended September 30, 2013, we under-recovered our fuel costs by $8.4 million and $10.7 million, respectively. In October 2013, we implemented an increased fixed fuel factor in Texas. In the three, nine, and twelve months ended September 30, 2012, we over-recovered our fuel costs by $5.2 million, $20.8 million, and $24.4 million, respectively. Refunds of $6.8 million were made to our Texas customers in the third quarter of 2012. At September 30, 2013, we had a net fuel under-recovery balance of $3.7 million, including an under-recovery balance of $6.6 million in Texas and an over-recovery balance of $2.9 million in New Mexico.
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
Off-system sales revenues increased $8.6 million, or 53.2% for the three months ended September 30, 2013, when compared to the same period last year, as a result of a 27.3% increase in kWh sales and higher average market prices for power which were impacted by higher costs of natural gas. Retained margins from off-system sales increased $0.2 million for the three months ended September 30, 2013, compared to the same period last year. Off-system sales revenues increased $9.6 million, or 17.9% for the nine months ended September 30, 2013, when compared to the same period last year, as a result of higher average market prices for power which were impacted by higher costs of natural gas partially offset by a 3.8% decline in kWh sales. Retained margins from off-system sales increased $0.4 million for the nine months ended September 30, 2013, compared to the same period last year. Off-system sales revenues increased $13.8 million, or 20.1% for the twelve months ended September 30, 2013, when compared to the same period last year, as a result of higher average market prices for power and a 1.9% increase in kWh sales. Retained margins from off-system sales increased $0.5 million for the twelve months ended September 30, 2013, compared to the same period last year.

Comparisons of kWh sales and operating revenues are shown below (in thousands):
			Increase (Decrease)
Quarter Ended September 30:	2013	2012	Amount	Percent
kWh sales:
Retail:
Residential	880,105	884,809	(4,704)	(0.5)%
Commercial and industrial, small	680,380	693,774	(13,394)	(1.9)
Commercial and industrial, large	276,232	260,567	15,665	6.0
Sales to public authorities	449,469	443,418	6,051	1.4
Total retail sales	2,286,186	2,282,568	3,618	0.2
Wholesale:
Sales for resale	20,173	20,565	(392)	(1.9)
Off-system sales	683,600	537,071	146,529	27.3
Total wholesale sales	703,773	557,636	146,137	26.2
Total kWh sales	2,989,959	2,840,204	149,755	5.3
Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$80,003	$80,325	$(322)	(0.4)%
Commercial and industrial, small	60,259	60,776	(517)	(0.9)
Commercial and industrial, large	12,426	12,587	(161)	(1.3)
Sales to public authorities	31,222	30,815	407	1.3
Total retail non-fuel base revenues	183,910	184,503	(593)	(0.3)
Wholesale:
Sales for resale	777	718	59	8.2
Total non-fuel base revenues	184,687	185,221	(534)	(0.3)
Fuel revenues:
Recovered from customers during the period (1)	42,962	39,222	3,740	9.5
Over collection of fuel	(577)	(5,238)	4,661	(89.0)
New Mexico fuel in base rates	22,662	23,174	(512)	(2.2)
Total fuel revenues (2)	65,047	57,158	7,889	13.8
Off-system sales:
Fuel cost	20,223	13,640	6,583	48.3
Shared margins	4,007	2,222	1,785	80.3
Retained margins	478	265	213	80.4
Total off-system sales	24,708	16,127	8,581	53.2
Other (3)	8,219	8,743	(524)	(6.0)
Total operating revenues	$282,661	$267,249	$15,412	5.8
Average number of retail customers (4):
Residential	348,557	344,188	4,369	1.3%
Commercial and industrial, small	38,971	38,577	394	1.0
Commercial and industrial, large	51	51	—	—
Sales to public authorities	5,009	4,813	196	4.1
Total	392,588	387,629	4,959	1.3

(1)	Excludes $6.8 million of refunds in 2012 related to Texas deferred fuel revenues from prior periods.

(2)	Includes deregulated Palo Verde Unit 3 revenues for the New Mexico jurisdiction of $3.0 million and $2.6 million, respectively.

(3)	Represents revenues with no related kWh sales.

(4)
The number of retail customers presented for both the current and prior periods are based on the number of service locations. Previous presentations of the number of retail customers in 2012 were based on the number of bills rendered including consolidated bills for customers operating multiple facilities. Management believes that the number of service locations provides a more accurate indicator of customers served than the number of bills rendered.

			Increase (Decrease)
Nine Months Ended September 30:	2013	2012	Amount	Percent
kWh sales:
Retail:
Residential	2,138,436	2,113,071	25,365	1.2%
Commercial and industrial, small	1,813,330	1,826,463	(13,133)	(0.7)
Commercial and industrial, large	813,099	794,727	18,372	2.3
Sales to public authorities	1,245,801	1,226,886	18,915	1.5
Total retail sales	6,010,666	5,961,147	49,519	0.8
Wholesale:
Sales for resale	52,313	53,062	(749)	(1.4)
Off-system sales	1,891,861	1,966,560	(74,699)	(3.8)
Total wholesale sales	1,944,174	2,019,622	(75,448)	(3.7)
Total kWh sales	7,954,840	7,980,769	(25,929)	(0.3)
Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$190,242	$187,738	$2,504	1.3%
Commercial and industrial, small	146,763	149,296	(2,533)	(1.7)
Commercial and industrial, large	30,995	32,340	(1,345)	(4.2)
Sales to public authorities	75,666	75,566	100	0.1
Total retail non-fuel base revenues	443,666	444,940	(1,274)	(0.3)
Wholesale:
Sales for resale	1,867	1,892	(25)	(1.3)
Total non-fuel base revenues	445,533	446,832	(1,299)	(0.3)
Fuel revenues:
Recovered from customers during the period (1)	102,057	102,725	(668)	(0.7)
Under (over) collection of fuel	8,369	(20,828)	29,197	—
New Mexico fuel in base rates	57,213	57,881	(668)	(1.2)
Total fuel revenues (2)	167,639	139,778	27,861	19.9
Off-system sales:
Fuel cost	51,379	45,612	5,767	12.6
Shared margins	10,254	6,865	3,389	49.4
Retained margins	1,227	824	403	48.9
Total off-system sales	62,860	53,301	9,559	17.9
Other (3)	24,033	24,168	(135)	(0.6)
Total operating revenues	$700,065	$664,079	$35,986	5.4
Average number of retail customers (4):
Residential	347,357	342,770	4,587	1.3%
Commercial and industrial, small	38,704	38,591	113	0.3
Commercial and industrial, large	50	50	—	—
Sales to public authorities	4,980	4,798	182	3.8
Total	391,091	386,209	4,882	1.3

(1) Excludes $6.8 million of refunds in 2012 related to Texas deferred fuel revenues from prior periods.
(2) Includes deregulated Palo Verde Unit 3 revenues for the New Mexico jurisdiction of $9.3 million and $7.1 million, respectively.
(3) Represents revenues with no related kWh sales.
(4) The number of retail customers presented for both the current and prior periods are based on the number of service locations. Previous presentations of the number of retail customers in 2012 were based on the number of bills rendered including consolidated bills for customers operating multiple facilities. Management believes that the number of service locations provides a more accurate indicator of customers served than the number of bills rendered.

			Increase (Decrease)
Twelve Months Ended September 30:	2013	2012	Amount	Percent
kWh sales:
Retail:
Residential	2,673,713	2,668,214	5,499	0.2%
Commercial and industrial, small	2,353,408	2,362,600	(9,192)	(0.4)
Commercial and industrial, large	1,101,345	1,073,218	28,127	2.6
Sales to public authorities	1,636,521	1,605,854	30,667	1.9
Total retail sales	7,764,987	7,709,886	55,101	0.7
Wholesale:
Sales for resale	63,517	63,673	(156)	(0.2)
Off-system sales	2,539,433	2,491,398	48,035	1.9
Total wholesale sales	2,602,950	2,555,071	47,879	1.9
Total kWh sales	10,367,937	10,264,957	102,980	1.0
Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$236,599	$235,448	$1,151	0.5%
Commercial and industrial, small	185,481	190,186	(4,705)	(2.5)
Commercial and industrial, large	40,696	43,044	(2,348)	(5.5)
Sales to public authorities	96,232	95,348	884	0.9
Total retail non-fuel base revenues	559,008	564,026	(5,018)	(0.9)
Wholesale:
Sales for resale	2,293	2,292	1	—
Total non-fuel base revenues	561,301	566,318	(5,017)	(0.9)
Fuel revenues:
Recovered from customers during the period (1)	129,525	138,684	(9,159)	(6.6)
Under (over) collection of fuel	10,658	(24,435)	35,093	—
New Mexico fuel in base rates	73,486	74,184	(698)	(0.9)
Total fuel revenues (2)	213,669	188,433	25,236	13.4
Off-system sales:
Fuel cost	68,248	59,571	8,677	14.6
Shared margins	12,580	8,026	4,554	56.7
Retained margins	1,501	961	540	56.2
Total off-system sales	82,329	68,558	13,771	20.1
Other (3)	31,568	32,433	(865)	(2.7)
Total operating revenues	$888,867	$855,742	$33,125	3.9
Average number of retail customers (4):
Residential	346,849	341,928	4,921	1.4%
Commercial and industrial, small	38,686	38,612	74	0.2
Commercial and industrial, large	50	50	—	—
Sales to public authorities	4,966	4,747	219	4.6
Total	390,551	385,337	5,214	1.4

(1)	Excludes $6.8 million of refunds in 2012 related to Texas deferred fuel revenues from prior periods.

(2)	Includes deregulated Palo Verde Unit 3 revenues for the New Mexico jurisdiction of $12.0 million and $10.3 million, respectively.

(3)	Represents revenues with no related kWh sales.

(4)
The number of retail customers presented for both the current and prior periods are based on the number of service locations. Previous presentations of the number of retail customers in 2012 were based on the number of bills rendered including consolidated bills for customers operating multiple facilities. Management believes that the number of service locations provides a more accurate indicator of customers served than the number of bills rendered.

Energy expenses
Our sources of energy include electricity generated from our nuclear, natural gas and coal generating plants and purchased power. Palo Verde represents approximately 34% of our available net generating capacity and approximately 49%, 54% and 55% of our Company-generated energy for the three, nine and twelve months ended September 30, 2013, respectively. Fluctuations in the price of natural gas, which also is the primary factor influencing the price of purchased power, have had a significant impact on our cost of energy.
Energy expenses increased $14.1 million or 19.4% for the three months ended September 30, 2013, when compared to the same period in 2012, primarily due to increased natural gas costs of $12.6 million due to a 23.6% increase in the average price of natural gas and a 6.5% increase in MWhs generated with natural gas, and increased purchased power costs of $1.2 million due to a 12.1% increase in MWhs purchased. The table below details the sources and costs of energy for the three months ended September 30, 2013 and 2012.

	Three Months Ended September 30,
	2013			2012
Fuel Type	Cost	MWh	Cost per MWh	Cost	MWh	Cost per MWh
	(in thousands)			(in thousands)
Natural gas	$52,319	1,235,419	$42.35	$39,744	1,159,970	$34.26
Coal	3,552	162,474	21.86	3,433	158,858	21.61
Nuclear	13,397	1,369,267	9.78	13,155	1,348,586	9.75
Total	69,268	2,767,160	25.03	56,332	2,667,414	21.12
Purchased power	17,395	421,295	41.29	16,223	375,703	43.18
Total energy	$86,663	3,188,455	27.18	$72,555	3,043,117	23.84

Our energy expenses increased $32.8 million or 17.4% for the nine months ended September 30, 2013, when compared to 2012, primarily due to increased natural gas costs of $29.1 million due to a 30.5% increase in the average price of natural gas and increased purchased power costs of $2.9 million due to an 18.7% increase in the average cost of purchased power partially offset by a 10.1% decrease in the MWhs purchased. The table below details the sources and costs of energy for the nine months ended September 30, 2013 and 2012.

	Nine Months Ended September 30,
	2013			2012
Fuel Type	Cost	MWh	Cost per MWh	Cost	MWh	Cost per MWh
	(in thousands)			(in thousands)
Natural gas	$125,920	2,846,345	$44.24	$96,778	2,854,338	$33.91
Coal	10,561	486,544	21.71	9,921	480,555	20.64
Nuclear	38,616	3,922,200	9.85	38,433	3,898,862	9.86
Total	175,097	7,255,089	24.13	145,132	7,233,755	20.06
Purchased power	46,185	1,143,382	40.39	43,304	1,272,110	34.04
Total energy	$221,282	8,398,471	26.35	$188,436	8,505,865	22.15

Our energy expenses increased $34.8 million or 14.0% for the twelve months ended September 30, 2013, when compared to 2012, primarily due to increased natural gas costs of $27.6 million due to a 20.8% increase in the average price of natural gas and increased purchased power costs of $5.3 million due to a 14.5% increase in the average cost of purchased power partially offset by a 4.7% decrease in the MWhs purchased. The table below details the sources and costs of energy for the twelve months ended September 30, 2013 and 2012.

	Twelve Months Ended September 30,
	2013			2012
Fuel Type	Cost	MWh	Cost per MWh	Cost	MWh	Cost per MWh
	(in thousands)			(in thousands)
Natural gas	$156,975	3,553,260	$44.18	$129,330	3,537,300	$36.56
Coal	14,244	661,097	21.55	13,164	641,880	20.51
Nuclear	49,822	5,069,110	9.83	49,034	5,006,266	9.79
Total	221,041	9,283,467	23.81	191,528	9,185,446	20.85
Purchased power	63,132	1,640,082	38.49	57,837	1,720,090	33.62
Total energy	$284,173	10,923,549	26.01	$249,365	10,905,536	22.87
Other operations expense
Other operations expense decreased $2.1 million, or 3.4% for the three months ended September 30, 2013, compared to the same period last year, primarily due to decreased operations expense at Palo Verde of $1.7 million partially due to reduced employee benefit costs and decreased transmission and distribution operations expense of $0.9 million primarily due to decreased transmission wheeling expense.

Other operations expense decreased $0.3 million for the nine months ended September 30, 2013, compared to the same period last year, primarily due to (i) decreased transmission and distribution operations expense of $1.4 million primarily due to decreased transmission wheeling expense, (ii) decreased operations expense at Palo Verde of $1.3 million, and (iii) a $0.8 million decrease in customer care expenses primarily due to a decrease in our uncollectible customer accounts expense reflecting improved collection efforts. These decreases were offset by increased administrative and general expense of $2.7 million due to increased outside services.

Other operations expense increased $0.7 million for the twelve months ended September 30, 2013, compared to the same period last year, primarily due to increased administrative and general expense of $6.9 million due to increased outside services, administrative and general salaries, and employee pension and benefits costs as a result of changes in actuarial assumptions used to calculate expenses for our pension and other post-retirement employee benefit plans. These increases were partially offset by (i) decreased transmission wheeling expense of $3.1 million which includes a $1.9 million refund associated with transmission delivery services provided by the Public Service Company of New Mexico recorded in the fourth quarter of 2012, (ii) a $2.6 million decrease in customer care expenses primarily related to a decrease in our uncollectible customer accounts expense reflecting improved collection efforts, and (iii) decreased operations expense at Palo Verde of $1.1 million.

Maintenance expense
Maintenance expense for the three months ended September 30, 2013 was comparable to the corresponding period last year. Maintenance expense decreased $2.3 million and $5.9 million, or 5.4% and 9.3%, for the nine and twelve month periods ended September 30, 2013, compared to the same periods last year primarily due to the timing of planned maintenance at our gas-fired generating plants. In the nine and twelve month periods ended September 30, 2012, we performed scheduled major maintenance at Rio Grande Unit 8 and Newman Unit 1 and Unit 4 with a reduced level of maintenance activity in the current periods.
Depreciation and amortization expense
Depreciation and amortization expense increased $1.2 million, or 6.3% for the three months ended September 30, 2013, compared to the same period last year primarily due to the increase in depreciable plant balances. Depreciation and amortization expense was relatively unchanged for the nine months ended September 30, 2013 compared to the same period last year as the increase in depreciable plant balances was offset by the reduced depreciation rates for our gas-fired generation plant and our transmission and distribution plant as a result of the Texas rate case settlement effective May 1, 2012. Depreciation and amortization expense decreased $1.3 million, or 1.6% for the twelve month period ended September 30, 2013, compared to the same period last year, primarily due to reduced depreciation rates for our gas-fired generation plant and our transmission and distribution plant due to the Texas rate case settlement discussed above.

Taxes other than income taxes
Taxes other than income taxes increased $2.8 million, $1.2 million, and $2.5 million or 18.2%, 2.6%, and 4.5%, for the three, nine, and twelve month periods ended September 30, 2013, compared to the same periods last year, respectively, primarily due to increased property tax valuations and higher estimated assessment rates.
Other income (deductions)
Other income (deductions) decreased $1.0 million for the three months ended September 30, 2013, compared to the same period last year, primarily due to gains recognized on the sale of assets in 2012 with no comparable amounts in 2013. Other income (deductions) decreased $0.2 million for the nine months ended September 30, 2013, compared to the same period last year, primarily due to (i) gains recognized on the sale of assets in 2012 with no comparable amounts in 2013, and (ii) increased miscellaneous deductions in 2013 due to the timing and amount of charitable donations. The decrease was partially offset by increased investment income due to a decrease in investment losses and increased allowance for equity funds used during construction (“AEFUDC”) resulting from higher balances of construction work in progress. Other income (deductions) increased $1.5 million, or 12.5% for the twelve months ended September 30, 2013, compared to the twelve months ended September 30, 2012, primarily due to increased AEFUDC resulting from higher balances of construction work in progress and net unrealized and realized losses on equity investments in our decommissioning trust recorded in 2012 with no comparable activity in the current period. The increase was partially offset by gains recognized on the sale of assets in 2012 with no comparable amounts in 2013 and increased miscellaneous deductions in 2013 due to the timing and amount of charitable donations.

Interest charges (credits)

Interest charges (credits) increased $0.8 million for the three month period ended September 30, 2013, primarily due to interest on $150 million of 3.3% senior notes issued in December 2012 partially offset by a decrease in interest on short-term borrowings for working capital purposes. Interest charges (credits) increased $2.0 million and $1.8 million for the nine and twelve month periods ended September 30, 2013, compared to the same periods last year, respectively, primarily due to interest on $150 million of 3.3% senior notes issued in December 2012 partially offset by increased allowance for borrowed funds used during construction ("ABFUDC") as a result of higher balances of construction work in progress and the refunding and remarketing of two series of pollution control bonds at lower interest rates in August 2012.
Income tax expense
Income tax expense decreased $1.1 million, or 3.8% for the three months ended September 30, 2013, compared to the same period last year, primarily due to decreased pre-tax income. Income tax expense increased $1.0 million, or 2.3% for the nine months ended September 30, 2013, compared to the same period last year, primarily due to increased pre-tax income. Income tax expense increased $1.4 million, or 3.0% for the twelve month period ended September 30, 2013, compared to the same period last year, primarily due to increased pre-tax income.
New Accounting Standards
In February 2013, the Financial Accounting Standards Board ("FASB") issued new guidance (Accounting Standards Update ("ASU") 2013-02, Comprehensive Income (Topic 220)) to improve the reporting of reclassifications out of accumulated other comprehensive income (loss). ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income (loss) on the respective line items in net income if the amount being reclassified is required under FASB guidance to be reclassified in its entirety to net income in the same reporting period. For other amounts that are not required under FASB guidance to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under FASB guidance that provide additional detail about those amounts.
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
In July 2013, the FASB issued new guidance (ASU 2013-11, Income Taxes (Topic 740)) to eliminate the diversity in the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 requires an entity to present an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain circumstances when it would be reflected as a liability. ASU 2013-11 is effective prospectively to all unrecognized tax benefits that exist for reporting periods beginning after December 15, 2013 and early adoption is permitted. Retrospective application is also permitted. We anticipate implementing ASU 2013-11 in the first quarter of 2014. We are currently assessing the future impact of this ASU, however it is not expected to have a significant impact on our consolidated statement of operations or consolidated statements of cash flows.
Inflation
For the last several years, inflation has been relatively low and, therefore, has had minimal impact on our results of operations and financial condition.

Liquidity and Capital Resources
We continue to maintain a strong balance of common stock equity in our capital structure which supports our bond ratings, allowing us to obtain financing from the capital markets at a reasonable cost. At September 30, 2013, our capital structure, including common stock, long-term debt, and short-term borrowings under the revolving credit facility ("RCF"), consisted of 46.8% common stock equity and 53.2% debt. At September 30, 2013, we had on hand $61.9 million in cash and cash equivalents. Based on current projections, we believe that we will have adequate liquidity through our current cash balances, cash from operations, and available borrowings under the RCF to meet all of our anticipated cash requirements for the next twelve months. We may issue long-term debt in the capital markets to finance capital requirements in 2014.
Our principal liquidity requirements in the near-term are expected to consist of capital expenditures to expand and support electric service obligations, expenditures for nuclear fuel inventory, interest payments on our indebtedness, cash dividend payments, and operating expenses including fuel costs, maintenance costs and taxes.
Capital Requirements. During the nine months ended September 30, 2013, our capital requirements primarily consisted of expenditures for the construction and purchase of electric utility plant, funding of employee pension and other post-retirement benefit plans, purchases of nuclear fuel, and payment of common stock dividends. Projected utility construction expenditures are to expand and update our transmission and distribution systems, add new generation, and make capital improvements and replacements at Palo Verde and other generating facilities. Rio Grande Unit 9, an aeroderivative gas turbine unit with a net dependable generating capacity of 87 MW, has been completed and reached commercial operation on May 13, 2013. The total cost for this unit, including AFUDC, was approximately $95 million, of which approximately $12.4 million was incurred during the nine months ended September 30, 2013. Estimated cash construction expenditures for all capital projects for 2013 are expected to be approximately $237 million. See Part I, Item 1, “Business - Construction Program” in our 2012 Form 10-K. Cash capital expenditures for new electric plant were $165.3 million in the nine months ended September 30, 2013 compared to $144.6 million in the nine months ended September 30, 2012. Capital requirements for purchases of nuclear fuel were $19.9 million for the nine months ended September 30, 2013 compared to $41.7 million for the nine months ended September 30, 2012.
On September 30, 2013, we paid a quarterly dividend of $0.265 per share or $10.7 million to shareholders of record on September 13, 2013. We have paid a total of $31.4 million in cash dividends during the nine months ended September 30, 2013. At the current dividend rate, we would expect to pay cash dividends of approximately $42.1 million during 2013. In addition, while we do not currently anticipate repurchasing shares in 2013, we may repurchase common stock in the future. Under our common stock repurchase program, purchases can be made at open market prices or in private transactions, and repurchased shares are available for issuance under employee benefit and stock incentive plans, or may be retired. No shares of common stock were repurchased during the nine months ended September 30, 2013. As of September 30, 2013, a total of 393,816 shares remain eligible for repurchase. With the initiation of a dividend in 2011, we are moving toward primarily utilizing the distribution of dividends to maintain a balanced capital structure, supplemented by share repurchases when appropriate.
Our cash requirements for federal and state income taxes vary from year to year based on taxable income, which is influenced by the timing of revenues and expenses recognized for income tax purposes. Accelerated tax deductions including bonus depreciation resulted in net operating loss carryforwards in 2011 and 2012 and as a result income tax payments are expected to be minimal in 2013.
We continually evaluate our funding requirements related to our retirement plans, other postretirement benefit plans, and decommissioning trust funds. We contributed $16.4 million of the projected $16.8 million 2013 annual contribution to our retirement plans during the nine months ended September 30, 2013. In the nine months ended September 30, 2013, we contributed $3.1 million of the projected $3.1 million 2013 annual contribution to our other postretirement benefits plan, and $3.4 million of the projected $4.5 million 2013 annual contribution to our decommissioning trust funds. We are in compliance with the funding requirements of the federal government for our benefit plans. In addition, we are in compliance with the funding requirements of the federal law and the Arizona Nuclear Power Project Participation Agreement for our decommissioning trust.
Capital Resources. Cash from operations has been our primary source for funding capital requirements. Cash from operations was $184.9 million for the nine months ended September 30, 2013 and $201.8 million for the nine months ended September 30, 2012. Cash from operations has been impacted by the timing of the recovery of fuel costs through fuel recovery mechanisms in Texas and New Mexico and our sales for resale customer. We recover actual fuel costs from customers through fuel adjustment mechanisms in Texas, New Mexico, and from our sales for resale customer. We record deferred fuel revenues for the under-recovery or over-recovery of fuel costs until they can be recovered from or refunded to customers. In Texas, fuel costs are recovered through a fixed fuel factor. We can seek to revise our fixed fuel factor at least four months after the last revision except in the month of December based upon our approved formula which allows us to adjust fuel rates to reflect changes in costs of natural gas. On October 1, 2013, we implemented an increased fixed fuel factor charged to our Texas retail customers which was based upon a formula that reflects projected prices for natural gas. During the nine months ended September 30, 2013, we had an under-recovery of fuel costs of $8.4 million, compared to an over-recovery of $14.0 million during the nine months ended September 30, 2012. At September 30, 2013, we had a net fuel under-recovery balance of $3.7 million, including an under-recovery balance of $6.6 million in Texas and an over-recovery balance of $2.9 million in New Mexico.
Our liquidity needs can fluctuate quickly based on fuel prices and other factors including investments in new electric plant and other assets in order to reliably serve our customers. We maintain a revolving credit facility (“RCF”) for working capital and general corporate purposes and the financing of nuclear fuel through the Rio Grande Resources Trust (“RGRT”). RGRT is the trust through which we finance our portion of nuclear fuel for Palo Verde and is consolidated in our financial statements. The RCF has a term ending in September 2016. The aggregate unsecured borrowing available under the RCF is $300 million and the amounts we borrow under the RCF may be used for working capital and general corporate purposes. The total amount borrowed for nuclear fuel by RGRT was $125.5 million at September 30, 2013, of which $15.5 million had been borrowed under the RCF and $110 million was borrowed through senior notes. At September 30, 2012, the total amounts borrowed for nuclear fuel by RGRT was $139.5 million of which $29.5 million was borrowed under the RCF and $110 million was borrowed through senior notes. Interest costs on borrowings to finance nuclear fuel are accumulated by RGRT and charged to us as fuel is consumed and recovered from customers through fuel recovery charges. No borrowings were outstanding at September 30, 2013, under the RCF for working capital or general corporate purposes. At September 30, 2012, $32.0 million was outstanding under the RCF for working capital or general corporate purposes.
We have received approval from the New Mexico Public Regulation Commission and have filed an application with the Federal Energy Regulatory Commission to amend our existing $300 million revolving credit facility to include an option, subject to lender's approval, to expand the amount of the potential borrowings available under the facility to $400 million and extend the maturity date by up to four years to September 2020. The applications also included requests for authorization to issue up to $300 million in new long-term debt and to guarantee the issuance of up to $50 million of new debt by the RGRT to finance future purchases of nuclear fuel and to refinance existing nuclear fuel debt obligations.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk due to changes in interest rates, equity prices and commodity prices. See our 2012 Form 10-K, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” for a complete discussion of the market risks we face and our market risk sensitive assets and liabilities. As of September 30, 2013, there have been no material changes in the market risks we face or the fair values of assets and liabilities disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2012 Annual Report Form 10-K.

Item 4.	Controls and Procedures
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of September 30, 2013, our disclosure controls and procedures are effective.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15, that occurred during the quarter ended September 30, 2013, that materially affected, or that were reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We hereby incorporate by reference the information set forth in Part I of this report under Notes C and G of Notes to Consolidated Financial Statements.

Item 1A.	Risk Factors
Our 2012 Form 10-K includes a detailed discussion of our risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities.

Period	Total Number of Shares Purchased	Average Price Paid per Share (Including Commissions)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2013	—	$—	—	393,816
August 1 to August 31, 2013	—	—	—	393,816
September 1 to September 30, 2013	—	—	—	393,816

Item 4.	Mine Safety Disclosures

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

EL PASO ELECTRIC COMPANY

By:	/s/ NATHAN T. HIRSCHI
Nathan T. Hirschi
Senior Vice President - Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)
Dated: November 6, 2013

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

†
In lieu of non-employee director cash compensation, six agreements, dated as of October 1, 2013 substantially identical in all material respects to this Exhibit, have been entered into with Catherine A. Allen; Edward Escudero; Patricia Z. Holland-Branch; Woodley L. Hunt; Michael K. Parks; and Stephen N. Wertheimer; directors of the Company.

