Form 10-Q
period 2014-03-31
EL PASO ELECTRIC CO /TX/
filed 2014-05-08
CIK 31978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of April 30, 2014, there were 40,310,281 shares of the Company’s no par value common stock outstanding.

EL PASO ELECTRIC COMPANY

( i)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EL PASO ELECTRIC COMPANY
BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)

ASSETS (In thousands)
Utility plant:
Electric plant in service	$3,086,015	$3,076,549
Less accumulated depreciation and amortization	(1,219,479)	(1,214,088)
Net plant in service	1,866,536	1,862,461
Construction work in progress	304,619	282,647
Nuclear fuel; includes fuel in process of $39,681 and $48,492, respectively	200,454	188,185
Less accumulated amortization	(86,461)	(75,820)
Net nuclear fuel	113,993	112,365
Net utility plant	2,285,148	2,257,473
Current assets:
Cash and cash equivalents	13,392	25,592
Accounts receivable, principally trade, net of allowance for doubtful accounts of $1,828 and $2,261, respectively	58,750	65,350
Accumulated deferred income taxes	23,972	26,965
Inventories, at cost	45,300	45,942
Undercollection of fuel revenues	4,189	7,248
Prepayments and other	10,501	7,694
Total current assets	156,104	178,791
Deferred charges and other assets:
Decommissioning trust funds	217,509	214,095
Regulatory assets	96,603	101,050
Other	36,409	34,879
Total deferred charges and other assets	350,521	350,024
Total assets	$2,791,773	$2,786,288

See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
BALANCE SHEETS (Continued)

	March 31, 2014	December 31, 2013
	(Unaudited)
CAPITALIZATION AND LIABILITIES (In thousands except for share data)
Capitalization:
Common stock, stated value $1 per share, 100,000,000 shares authorized, 65,642,538 and 65,639,091 shares issued, and 154,144 and 120,534 restricted shares, respectively	$65,797	$65,760
Capital in excess of stated value	315,177	314,443
Retained earnings	979,604	985,665
Accumulated other comprehensive income, net of tax	13,059	2,612
	1,373,637	1,368,480
Treasury stock, 25,492,919 shares at cost	(424,647)	(424,647)
Common stock equity	948,990	943,833
Long-term debt	999,643	999,620
Total capitalization	1,948,633	1,943,453
Current liabilities:
Short-term borrowings under the revolving credit facility	45,951	14,352
Accounts payable, principally trade	46,597	61,795
Taxes accrued	22,107	25,206
Interest accrued	13,028	12,189
Overcollection of fuel revenues	—	1,048
Other	23,766	22,932
Total current liabilities	151,449	137,522
Deferred credits and other liabilities:
Accumulated deferred income taxes	455,535	449,925
Accrued pension liability	62,212	84,012
Accrued postretirement benefit liability	51,954	50,655
Asset retirement obligation	66,665	65,214
Regulatory liabilities	25,969	26,416
Other	29,356	29,091
Total deferred credits and other liabilities	691,691	705,313
Commitments and contingencies
Total capitalization and liabilities	$2,791,773	$2,786,288
See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except for share data)

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Operating revenues	$185,516	$177,290	$898,588	$861,593
Energy expenses:
Fuel	51,586	44,399	233,955	196,041
Purchased and interchanged power	17,915	12,877	67,401	60,569
	69,501	57,276	301,356	256,610
Operating revenues net of energy expenses	116,015	120,014	597,232	604,983
Other operating expenses:
Other operations	56,138	55,967	237,326	238,108
Maintenance	14,282	12,552	62,798	56,923
Depreciation and amortization	20,568	19,368	80,826	77,406
Taxes other than income taxes	15,362	12,782	60,327	56,585
	106,350	100,669	441,277	429,022
Operating income	9,665	19,345	155,955	175,961
Other income (deductions):
Allowance for equity funds used during construction	2,906	2,663	10,251	10,134
Investment and interest income, net	4,241	1,231	10,043	4,730
Miscellaneous non-operating income	1,517	1	2,425	1,346
Miscellaneous non-operating deductions	(419)	(471)	(3,583)	(2,002)
	8,245	3,424	19,136	14,208
Interest charges (credits):
Interest on long-term debt and revolving credit facility	14,579	14,596	58,618	55,665
Other interest	173	149	455	1,139
Capitalized interest	(1,246)	(1,302)	(5,243)	(5,245)
Allowance for borrowed funds used during construction	(1,684)	(1,623)	(6,116)	(6,043)
	11,822	11,820	47,714	45,516
Income before income taxes	6,088	10,949	127,377	144,653
Income tax expense	1,473	3,315	41,813	49,517
Net income	$4,615	$7,634	$85,564	$95,136

Basic earnings per share	$0.11	$0.19	$2.13	$2.37

Diluted earnings per share	$0.11	$0.19	$2.12	$2.37

Dividends declared per share of common stock	$0.265	$0.25	$1.06	$1.00
Weighted average number of shares outstanding	40,149,083	40,078,061	40,132,106	40,015,380
Weighted average number of shares and dilutive potential shares outstanding	40,149,083	40,078,061	40,144,159	40,074,820

 See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF COMPREHENSIVE OPERATIONS
(Unaudited)
(In thousands)

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Net income	$4,615	$7,634	$85,564	$95,136
Other comprehensive income (loss):
Unrecognized pension and postretirement benefit costs:
Net gain (loss) arising during period	19,700	—	102,664	(2,109)
Prior service benefit	—	—	97	—
Reclassification adjustments included in net income for amortization of:
Prior service benefit	(1,459)	(1,400)	(5,619)	(5,719)
Net loss	1,123	2,675	8,920	11,521
Net unrealized gains/losses on marketable securities:
Net holding gains arising during period	998	6,793	11,904	8,562
Reclassification adjustments for net (gains) losses included in net income	(2,865)	158	(3,576)	1,413
Net losses on cash flow hedges:
Reclassification adjustment for interest expense included in net income	107	101	417	392
Total other comprehensive income before income taxes	17,604	8,327	114,807	14,060
Income tax benefit (expense) related to items of other comprehensive income (loss):
Unrecognized pension and postretirement benefit costs	(7,422)	(570)	(40,418)	(1,479)
Net unrealized losses (gains) on marketable securities	357	(1,287)	(1,456)	(2,166)
Losses on cash flow hedges	(92)	(52)	(208)	(138)
Total income tax expense	(7,157)	(1,909)	(42,082)	(3,783)
Other comprehensive income, net of tax	10,447	6,418	72,725	10,277
Comprehensive income	$15,062	$14,052	$158,289	$105,413
See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net income	$4,615	$7,634
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of electric plant in service	20,568	19,368
Amortization of nuclear fuel	11,476	11,510
Deferred income taxes, net	761	3,103
Allowance for equity funds used during construction	(2,906)	(2,663)
Other amortization and accretion	4,141	4,081
Gain on sale of assets	(1,499)	—
Other operating activities	(2,811)	179
Change in:
Accounts receivable	6,600	(3,645)
Inventories	525	(1,220)
Net overcollection of fuel revenues	2,011	3,844
Prepayments and other	(2,968)	(3,519)
Accounts payable	(8,958)	(18,585)
Taxes accrued	(379)	(866)
Other current liabilities	1,673	2,004
Deferred charges and credits	(1,537)	(13,492)
Net cash provided by operating activities	31,312	7,733
Cash flows from investing activities:
Cash additions to utility property, plant and equipment	(48,255)	(55,406)
Cash additions to nuclear fuel	(11,822)	(9,888)
Capitalized interest and AFUDC:
Utility property, plant and equipment	(4,590)	(4,286)
Nuclear fuel	(1,246)	(1,302)
Allowance for equity funds used during construction	2,906	2,663
Decommissioning trust funds:
Purchases, including funding of $1.1 million	(31,242)	(13,378)
Sales and maturities	28,827	10,907
Proceeds from sale of assets	1,679	—
Other investing activities	375	3,285
Net cash used for investing activities	(63,368)	(67,405)
Cash flows from financing activities:
Dividends paid	(10,676)	(10,050)
Borrowings under the revolving credit facility:
Proceeds	51,563	12,586
Payments	(19,964)	(9,702)
Other financing activities	(1,067)	(544)
Net cash provided by (used for) financing activities	19,856	(7,710)
Net decrease in cash and cash equivalents	(12,200)	(67,382)
Cash and cash equivalents at beginning of period	25,592	111,057
Cash and cash equivalents at end of period	$13,392	$43,675
See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

A. Principles of Preparation
These condensed financial statements should be read in conjunction with the financial statements and notes thereto in the Annual Report of El Paso Electric Company on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”). Capitalized terms used in this report and not defined herein have the meaning ascribed to such terms in the 2013 Form 10-K. In the opinion of the Company’s management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company at March 31, 2014 and December 31, 2013; the results of its operations and comprehensive operations for the three and twelve months ended March 31, 2014 and 2013; and its cash flows for the three months ended March 31, 2014 and 2013. The results of operations and comprehensive operations and cash flows for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full calendar year.
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
Revenues. Revenues related to the sale of electricity are generally recorded when service is rendered or electricity is delivered to customers. The billing of electricity sales to retail customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. Unbilled revenues are estimated based on monthly generation volumes and by applying an average revenue/kWh to the number of estimated kWhs delivered but not billed. Accounts receivable included accrued unbilled revenues of $17.7 million at March 31, 2014 and $19.8 million at December 31, 2013. The Company presents revenues net of sales taxes in its statements of operations.

Supplemental Cash Flow Disclosures (in thousands)
	Three Months Ended
	March 31,
	2014	2013
Cash paid (received) for:
Interest on long-term debt and borrowing under the revolving credit facility	$10,174	$9,893
Income tax refund, net	(767)	(3,088)
Non-cash financing activities:
Grants of restricted shares of common stock	1,197	929
Issuance of performance shares	—	849

New Accounting Standards. In July 2013, the FASB issued new guidance (ASU 2013-11, Income Taxes (Topic 740)) to eliminate the diversity in the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 requires an entity to present an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain circumstances when it would be reflected as a liability. ASU 2013-11 is effective prospectively to all unrecognized tax benefits that exist for reporting periods beginning after December 15, 2013 and early adoption is permitted. Retrospective application is also permitted. The Company implemented ASU 2013-11 in the first quarter of 2014 on a prospective basis. This ASU did not have a significant impact on the Company's statement of operations or statement of cash flows.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

B. Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated Other Comprehensive Income (Loss) (net of tax) by component which are presented below (in thousands):

	Three Months Ended March 31, 2014				Three Months Ended March 31, 2013
	Unrecognized Pension and Postretirement Benefit Costs	Net Unrealized Gains (Losses) on Marketable Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)	Unrecognized Pension and Postretirement Benefit Costs	Net Unrealized Gains (Losses) on Marketable Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)

Balance at beginning of period	$(21,330)	$36,240	$(12,298)	$2,612	$(75,737)	$22,194	$(12,541)	$(66,084)
Other comprehensive income before reclassifications	12,147	799	—	12,946	—	5,543	—	5,543
Amounts reclassified from accumulated other comprehensive income (loss)	(205)	(2,309)	15	(2,499)	705	121	49	875
Balance at end of period	$(9,388)	$34,730	$(12,283)	$13,059	$(75,032)	$27,858	$(12,492)	$(59,666)

	Twelve Months Ended March 31, 2014				Twelve Months Ended March 31, 2013
	Unrecognized Pension and Postretirement Benefit Costs	Net Unrealized Gains (Losses) on Marketable Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)	Unrecognized Pension and Postretirement Benefit Costs	Net Unrealized Gains (Losses) on Marketable Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)

Balance at beginning of period	$(75,032)	$27,858	$(12,492)	$(59,666)	$(77,246)	$20,049	$(12,746)	$(69,943)
Other comprehensive income (loss) before reclassifications	63,599	9,738	—	73,337	(1,264)	6,695	—	5,431
Amounts reclassified from accumulated other comprehensive income (loss)	2,045	(2,866)	209	(612)	3,478	1,114	254	4,846
Balance at end of period	$(9,388)	$34,730	$(12,283)	$13,059	$(75,032)	$27,858	$(12,492)	$(59,666)

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Amounts reclassified from accumulated other comprehensive income (loss) for the three and twelve months ended March 31, 2014 and 2013 are as follows ( in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Three Months Ended March 31,		Twelve Months Ended March 31,		Affected Line Item in the Statement of Operations
	2014	2013	2014	2013

Amortization of pension and postretirement benefit costs:
Prior service benefit	$1,459	1,400	$5,619	$5,719	(a)
Net loss	(1,123)	(2,675)	(8,920)	(11,521)	(a)
	336	(1,275)	(3,301)	(5,802)	(a)
Income tax effect	(131)	570	1,256	2,324
	205	(705)	(2,045)	(3,478)	(a)

Marketable securities:
Net realized gain (loss) on sale of securities	2,865	(158)	3,576	(934)	Investment and interest income, net
Unrealized losses on available-for-sale securities included in pre-tax income	—	—	—	(479)	Investment and interest income, net
	2,865	(158)	3,576	(1,413)	Income before income taxes
	(556)	37	(710)	299	Income tax expense
	2,309	(121)	2,866	(1,114)	Net income

Loss on cash flow hedge:
Amortization of loss	(107)	(101)	(417)	(392)	Interest on long-term debt and revolving credit facility
	(107)	(101)	(417)	(392)	Income before income taxes
	92	52	208	138	Income tax expense
	(15)	(49)	(209)	(254)	Net income

Total reclassifications	$2,499	$(875)	$612	$(4,846)

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

Texas Regulatory Matters

2012 Texas Retail Rate Settlement. On April 17, 2012, the El Paso City Council approved the settlement of the Company's 2012 Texas retail rate case and fuel reconciliation in PUCT Docket No. 40094. The PUCT issued a final order approving the settlement on May 23, 2012 and the rates were effective as of May 1, 2012. As part of the settlement, the Company agreed to submit a future fuel reconciliation request covering the period beginning July 1, 2009 and ending no later than June 30, 2013 by December 31, 2013 or as part of its next rate case, if earlier. The Company filed a fuel reconciliation request covering the period July 1, 2009 through March 31, 2013, as later discussed. The settlement also provided for the continuation of the energy efficiency cost recovery factor and the military base discount recovery factor. Both of these surcharges require annual filings to reconcile and revise the recovery factors.

Fuel and Purchased Power Costs. The Company's actual fuel costs, including purchased power energy costs, are recovered from customers through a fixed fuel factor. The PUCT has adopted a fuel cost recovery rule ( the "Texas Fuel Rule") that allows the Company to seek periodic adjustments to its fixed fuel factor. The Company can seek to revise its fixed fuel factor based upon the approved formula at least four months after its last revision except in the month of December. On September 9, 2013, the Company filed a request, which was assigned Docket No. 41803, to increase its fixed fuel factor by $16.9 million or 12.2% annually, pursuant to its approved formula. The revised fixed fuel factor reflected increases in prices for natural gas. The increase in the fixed fuel factor was approved on September 23, 2013 and was effective with October 2013 billings. On April 15, 2014, the Company filed a request, which was assigned Docket No. 42384, to increase its fixed fuel factor by $10.7 million or 6.9% annually, pursuant to its approved formula. The revised fixed fuel factor reflects further increases in prices for natural gas. The increase in the fixed fuel factor received interim approval on April 28, 2014 and was effective with May 2014 billings.
Fuel Reconciliation Proceeding. On September 27, 2013, the Company filed an application with the PUCT, designated as Docket No. 41852, to reconcile $545.3 million of fuel and purchased power expenses incurred during the 45-month period from July 1, 2009 through March 31, 2013. The fuel reconciliation requests to recover $3.4 million of rewards for Palo Verde operations. Hearings in the fuel reconciliation have been suspended as the parties in the case seek to negotiate a settlement. The Company is unable to predict the outcome of these settlement negotiations. A final order must be issued by September 26, 2014.
Montana Power Station Approvals. The Company has received a Certificate of Convenience and Necessity ("CCN") authorization from the PUCT to construct the first two (of four) units of the Montana Power Station ("the MPS"). The Company also had to obtain air permits from state and federal regulatory agencies before it could begin construction. On January 22, 2014, the Texas Commission on Environmental Quality ("TCEQ") issued the required permit. The U.S. Environmental Protection Agency ("EPA") issued a permit for greenhouse gas ("GHG") on March 25, 2014. This permit became final on April 25, 2014 when no appeals were filed prior to the expiration of the period for appeal.
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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The transmission CCN filings for both the MPS to Caliente and the MPS In & Out were filed on April 15, 2013, and the transmission CCN filing for the MPS to Montwood was filed on September 24, 2013. The Company is requesting to build these transmission lines to connect the new MPS to the electrical grid in order to meet expected customer growth and electric demand and to improve system reliability. A final order approving a unanimous settlement in the MPS to Caliente transmission CCN filing was received on March 10, 2014. Hearings on the MPS to Montwood and MPS In & Out transmission line CCN cases have been suspended as the parties in the cases seek to negotiate settlements. The Company is unable to predict the outcome of these settlement negotiations. A final order is expected in the fall of 2014.
Other Required Approvals. The Company has obtained other required approvals for recovery of fuel costs through fixed fuel factors, other tariffs and approvals as required by the Public Utility Regulatory Act (the "PURA") and the PUCT.
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
Fuel and purchased power costs in New Mexico are recovered through a Fuel and Purchased Power Cost Adjustment Clause (the "FPPCAC"). On January 8, 2014, the NMPRC approved the continuation of the FPPCAC without modification in NMPRC Case No. 13-00380-UT. The Company recovers its investment in Palo Verde Unit 3 in New Mexico through the FPPCAC as purchased power using a proxy market price approved in the 2009 New Mexico rate stipulation.

Montana Power Station Approvals. The Company has received a CCN authorization from the NMPRC to construct the first two (of four) units of the MPS. As discussed above, the Company also had to obtain air permits from the TCEQ and EPA before it could begin construction. On September 6, 2013, the Company filed an application with the NMPRC for issuance of a CCN to construct, own and operate two additional 88 MW natural gas-fired generating units designated as the MPS Units 3 and 4 in El Paso County, Texas. The case has been designated NMPRC Case No. 13-00297-UT. No protests to the Company's application were filed and the hearing examiner issued a recommended decision to approve the Company's application on February 20, 2014. A final order is expected in the second quarter of 2014.

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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

that PNM collected since June 1, 2011, in excess of settlement rates. This amount was recorded in the fourth quarter of 2012 as a reduction of transmission expense.
Revolving Credit Facility, Issuance of Long-Term Debt and Guarantee of Debt. On November 15, 2013, the FERC issued an order in Docket No. ES13-59-000 approving the Company's filing to amend its current $300 million RCF to include an option, subject to lender's approval, to expand the amount of the potential borrowings available under the facility to $400 million and extend the maturity date by up to four years; issue up to $300 million in new long-term debt; and to guarantee the issuance of up to $50 million of new debt by RGRT to finance future purchases of nuclear fuel and to refinance existing debt obligations related to the purchase of nuclear fuel. As noted above, on January 14, 2014, the Company and RGRT entered into a second amended and restated credit agreement related to the RCF.

Other Required Approvals. The Company has obtained required approvals for rates and tariffs, securities transactions and other approvals as required by the FERC.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

D. Common Stock
Dividend Policy. The Company paid $10.7 million and $10.1 million in quarterly cash dividends during the three months ended March 31, 2014 and 2013, respectively. The Company paid a total of $42.7 million and $40.1 million in quarterly cash dividends during the twelve months ended March 31, 2014 and 2013, respectively.

Basic and Diluted Earnings Per Share. The basic and diluted earnings per share are presented below (in thousands except for share data):
	Three Months Ended March 31,		Twelve Months Ended March 31,
	2014	2013	2014	2013
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	40,149,083	40,078,061	40,132,106	40,015,380
Dilutive effect of unvested performance awards	—	—	12,053	50,206
Dilutive effect of stock options	—	—	—	9,234
Diluted number of common shares outstanding	40,149,083	40,078,061	40,144,159	40,074,820
Basic net income per common share:
Net income	$4,615	$7,634	$85,564	$95,136
Income allocated to participating restricted stock	(36)	(26)	(260)	(248)
Net income available to common shareholders	$4,579	$7,608	$85,304	$94,888
Diluted net income per common share:
Net income	$4,615	$7,634	$85,564	$95,136
Income reallocated to participating restricted stock	(36)	(26)	(260)	(247)
Net income available to common shareholders	$4,579	$7,608	$85,304	$94,889
Basic net income per common share:
Distributed earnings	$0.265	$0.25	$1.06	$1.00
Undistributed earnings	(0.155)	(0.06)	1.07	1.37
Basic net income per common share	$0.110	$0.19	$2.13	$2.37
Diluted net income per common share:
Distributed earnings	$0.265	$0.25	$1.06	$1.00
Undistributed earnings	(0.155)	(0.06)	1.06	1.37
Diluted net income per common share	$0.110	$0.19	$2.12	$2.37

The amount of restricted stock awards and performance shares at 100% performance level excluded from the calculation of the diluted number of common shares outstanding because their effect was antidilutive is presented below:

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Restricted stock awards	79,413	56,101	57,017	44,253
Performance shares (a)	128,508	124,997	90,384	78,112
____________________

(a)	Certain performance shares were excluded from the computation of diluted earnings per share as no payouts would have been required based upon performance at the end of each corresponding period.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

E. Income Taxes
The Company files income tax returns in the United States ("U.S.") federal jurisdiction and in the states of Texas, New Mexico and Arizona. The Company is no longer subject to tax examination by the taxing authorities in the federal and New Mexico jurisdictions for years prior to 2009 and in Arizona for years prior to 2008. The Company is currently under audit in Texas for tax years 2007 through 2011. The Company reached a settlement with the Arizona Department of Revenue in March 2014 in their audit of income tax returns for the years 1998 through 2007 which did not have a material effect on income tax expense.
For the three months ended March 31, 2014 and 2013, the Company’s effective tax rate was 24.2% and 30.3%, respectively. For the twelve months ended March 31, 2014 and 2013, the Company's effective tax rate was 32.8% and 34.2%, respectively. The Company's effective tax rate for the three months ended March 31, 2014 differs from the federal statutory tax rate of 35.0% primarily due to capital gains in the decommissioning trusts realized in the first quarter of 2014, which are taxed at a federal rate of 20.0%, the allowance for equity funds used during construction and state income taxes. The Company's effective tax rate for the three months ended March 31, 2013 and the twelve months ended March 31, 2014 and 2013 differs from the federal statutory tax rate of 35.0% primarily due to the allowance for equity funds used during construction and state income taxes.

F. Commitments, Contingencies and Uncertainties
For a full discussion of commitments and contingencies, see Note K of Notes to Financial Statements in the 2013 Form 10-K. In addition, see Note C above and Notes C and E of Notes to Financial Statements in the 2013 Form 10-K regarding matters related to wholesale power sales contracts and transmission contracts subject to regulation and Palo Verde, including decommissioning, spent nuclear fuel and waste disposal, and liability and insurance matters.
Power Purchase and Sale Contracts
To supplement its own generation and operating reserves, and to meet required renewable portfolio standards, the Company engages in firm power purchase arrangements which may vary in duration and amount based on evaluation of the Company’s resource needs, the economics of the transactions, and specific renewable portfolio requirements. For a full discussion of power purchase and sale contracts that the Company has entered into with various counterparties, see Note K of Notes to Financial Statements in the 2013 Form 10-K. In addition the 50 MW Macho Springs solar photovoltaic project located in Luna County, New Mexico, is projected to begin commercial operation before June 2014.
Environmental Matters
General. The Company is subject to extensive laws, regulations and permit requirements with respect to air and greenhouse gas emissions, water discharges, soil and water quality, waste management and disposal, natural resources and other environmental matters by federal, state, regional, tribal and local authorities. Failure to comply with such laws, regulations and requirements can result in actions by authorities or other third parties that might seek to impose on the Company administrative, civil and/or criminal penalties or other sanctions. In addition, releases of pollutants or contaminants into the environment can result in costly cleanup liabilities. These laws, regulations and requirements are subject to change through modification or reinterpretation, or the introduction of new laws and regulations and, as a result, the Company may face additional capital and operating costs to comply. For a full discussion of certain key environmental issues, laws and regulations facing the Company see Note K of Notes to Financial Statements in the 2013 Form 10-K.
Clean Air Interstate Rule/Cross State Air Pollution Rule. The EPA promulgated the Cross-State Air Pollution Rule ("CSAPR") in August 2011, which rule involves requirements to limit emissions of nitrogen oxides ("NOx") and sulfur dioxide ("SO2") from certain of the Company's power plants in Texas and/or purchase allowances representing other parties' emissions reductions. CSAPR was intended to replace the EPA's 2005 Clean Air Interstate Rule ("CAIR"). While the U.S. Court of Appeals for the District of Columbia Circuit ("D.C. Court of Appeals") vacated CSAPR in August 2012 and allowed CAIR to stand until the EPA issued a proper replacement, on April 29, 2014, the U.S. Supreme Court upheld CSAPR, remanding certain portions of CSAPR to the D.C. Court of Appeals for consideration. The Company will evaluate what impact, if any, the D.C. Court of Appeals subsequent holdings on remand will have on its operations.
Other Laws and Regulations and Risks. The Company intends to cease its participation in Four Corners Generating Station ("Four Corners") at the expiration of the 50-year participation agreement in 2016. The Company believes that it has better economic and cleaner alternatives for serving the energy needs of its customers than coal-fired generation, which is subject to extensive regulation and litigation. For example, as a result of Arizona Public Service Company's ("APS") recent Best Available Retrofit

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Technology Federal Implementation Plan compliance strategy notification to the EPA, Four Corners is required to install expensive pollution control equipment in order to continue operation in the future. The Company's share of the cost of these controls is currently estimated by APS to be approximately $39 million if the Company were to extend its participation in the plant. In addition, the EPA has entered into a consent decree which would require it to issue its final rulemaking regarding the regulation of coal combustion residuals ("CCR") under the federal Resource, Conservation and Recovery Act by December 19, 2014. Once issued, the Company may be required to incur significant costs to address CCRs either generated in the past and disposed of at or from Four Corners, as well as CCRs generated in connection with the ongoing operations of Four Corners. Further, assured supplies of water are important for the Company's operations and assets, including Four Corners. Four Corners is located in a region that has been experiencing drought conditions which could affect the plant's water supply. Four Corners has accordingly been involved in negotiations and proceedings with third parties relating to water supply issues. The drought conditions and related negotiations and proceedings could adversely affect the amount of power available, or the price thereof, from Four Corners. The Company is negotiating with APS on the disposition of its ownership interest of Four Corners to allow the other participants to pursue a life extension of the Four Corners plant.
Climate Change. On June 25, 2013, President Obama set forth his plan to address climate change. He reiterated a goal of reducing greenhouse gas emissions ("GHG") "in the range of 17 percent" below 2005 levels by 2020. The plan included a variety of executive actions, including future regulatory measures to reduce carbon emissions from power plants. In a White House memorandum of the same date, the President directed the EPA to issue a new proposal for GHG rulemaking addressing new power plants by September 20, 2013, and a rule for existing power plants by June 1, 2014. The formal proposal for new power plants was published in the Federal Register on January 8, 2014. The Company continues its review of the new proposal and plans to participate in the post-publication comment period (with extension) ending May 9, 2014. Given the very significant remaining uncertainties regarding these rules, the Company believes it is impossible to meaningfully quantify the costs of these potential requirements at present.
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
The Company received notice that Earthjustice filed a lawsuit in the United States District Court for New Mexico on October 4, 2011 for alleged violations of the Prevention of Significant Deterioration ("PSD") provisions of the CAA related to Four Corners. On January 6, 2012, Earthjustice filed a First Amended Complaint adding claims for violations of the CAA's New Source Performance Standards ("NSPS") program. Among other things, the plaintiffs seek to have the court enjoin operations at Four Corners until APS applies for and obtains any required PSD permits and complies with the referenced NSPS program. The plaintiffs further request the court to order the payment of civil penalties, including a beneficial mitigation project. On April 2, 2012, APS and the other Four Corners' participants filed motions to dismiss with the court. The case is being held in abeyance while the parties seek to negotiate a settlement. On March 30, 2013, upon joint motion of the parties, the court issued an order deeming the motions to dismiss withdrawn without prejudice during pendency of the stay. At such time as the stay is lifted, APS, the Company and the other Four Corners participants may reinstate the motions to dismiss. On April 25, 2014, the stay was extended until May 15, 2014. The Company is unable to predict the outcome of this litigation.
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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Mexico District Court contesting both the validity of the Assessment and the refund claim denial. APS believes the Assessment and the refund claim denial are without merit. The Company cannot predict the timing, results, or potential impacts of the outcome of this litigation.

G. Litigation
The Company is a party to various legal actions. In many of these matters, the Company has excess casualty liability insurance that covers the various claims, actions and complaints. Based on a review of these claims and applicable insurance coverage, the Company believes that none of these claims will have a material adverse effect on the financial position, results of operations or cash flows of the Company. See Note C above and Note C of the Notes to Financial Statements in the 2013 Form 10-K for discussion of the effects of government legislation and regulation on the Company.

H. Employee Benefits
Retirement Plans
The net periodic benefit cost recognized for the three and twelve months ended March 31, 2014 and 2013 is made up of the components listed below as determined using the projected unit credit actuarial cost method (in thousands):

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Components of net periodic benefit cost:
Service cost	$2,173	$2,400	$9,100	$9,004
Interest cost	3,870	3,400	14,084	13,579
Expected return on plan assets	(4,680)	(4,275)	(17,513)	(15,108)
Amortization of:
Net loss	1,773	2,675	10,196	11,066
Prior service (benefit) cost	(259)	25	(187)	113
Net periodic benefit cost	$2,877	$4,225	$15,680	$18,654
During the three months ended March 31, 2014, the Company contributed $3.5 million of its projected $8.7 million 2014 annual contribution to its retirement plans.
During the quarter ended March 31, 2014, the Company implemented certain amendments to the Retirement Income Plan and Excess Benefit Plan. In the first quarter of 2014, the Company offered a cash balance pension plan as an alternative to its current final average pay pension plan for employees hired prior to January 1, 2014. The cash balance pension plan also included an enhanced employer matching contribution to the employee's respective 401(k) Defined Contribution Plan. The revisions in the benefit plans were effective April 1, 2014. As a result of these actions, the Company remeasured the assets and liabilities of the retirement plans based on actuarially determined estimates, using the end of alternative choice date of February 28, 2014 as the remeasurement date. The discount rate used to remeasure the benefit obligation at February 28, 2014 was 4.6% for the Retirement Income Plan and 4.5% for the Excess Benefit Plan, compared to 4.9% for both plans at December 31, 2013. As a result of the changes described above, the benefit obligation of the affected plans decreased $19.7 million, accumulated other comprehensive income before income taxes increased $19.7 million, estimated future benefit payments from 2014 through 2018 increased $17.2 million compared to the previous estimates. The 2014 net periodic benefit cost is estimated to decrease by $8.4 million compared to the net periodic benefit cost incurred in 2013 due to the changes described above and revisions to actuarial assumptions.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Other Postretirement Benefits
The net periodic benefit cost recognized for the three and twelve months ended March 31, 2014 and 2013 is made up of the components listed below (in thousands):

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Components of net periodic benefit cost:
Service cost	$700	$1,100	$3,443	$4,408
Interest cost	1,125	1,375	4,906	5,611
Expected return on plan assets	(525)	(475)	(2,001)	(1,754)
Amortization of:
Prior service benefit	(1,200)	(1,425)	(5,432)	(5,832)
Net (gain) loss	(650)	—	(1,276)	455
Net periodic benefit cost (benefit)	$(550)	$575	$(360)	$2,888

The Company has not contributed to its other postretirement benefits plan during the three months ended March 31, 2014 and does not expect to contribute to its other postretirement benefit plan in 2014.

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
Long-Term Debt and Short-Term Borrowings Under the RCF. The fair values of the Company’s long-term debt and short-term borrowings under the RCF are based on estimated market prices for similar issues and are presented below (in thousands):

	March 31, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Pollution Control Bonds	$193,135	$202,897	$193,135	$193,990
Senior Notes	696,508	744,856	696,485	734,515
RGRT Senior Notes (1)	110,000	116,560	110,000	115,850
RCF (1)	45,951	45,951	14,352	14,352
Total	$1,045,594	$1,110,264	$1,013,972	$1,058,707
_______________

(1)
Nuclear fuel financing as of March 31, 2014 and December 31, 2013 is funded through the $110 million RGRT Senior Notes and $20.0 million and $14.4 million, respectively under the RCF. As of March 31, 2014, $26.0 million was outstanding under the RCF for working capital or general corporate purposes. As of December 31, 2013, no amount was outstanding under the RCF for working capital or general corporate purposes. The interest rate on the Company’s borrowings under the RCF is reset throughout the quarter reflecting current market rates. Consequently, the carrying value approximates fair value.

Marketable Securities. The Company’s marketable securities, included in decommissioning trust funds in the balance sheets, are reported at fair value which was $217.5 million and $214.1 million at March 31, 2014 and December 31, 2013, respectively. These securities are classified as available for sale under FASB guidance for certain investments in debt and equity securities and are valued using prices and other relevant information generated by market transactions involving identical or comparable securities. The reported fair values include gross unrealized losses on marketable securities whose impairment the Company has deemed to

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

be temporary. The tables below present the gross unrealized losses and the fair value of these securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	March 31, 2014
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities (1):
Federal Agency Mortgage Backed Securities	$4,667	$(28)	$2,457	$(170)	$7,124	$(198)
U.S. Government Bonds	1,548	(1)	16,128	(893)	17,676	(894)
Municipal Obligations	6,860	(101)	13,038	(651)	19,898	(752)
Corporate Obligations	2,734	(66)	1,299	(44)	4,033	(110)
Total Debt Securities	15,809	(196)	32,922	(1,758)	48,731	(1,954)
Common Stock	1,614	(122)	—	—	1,614	(122)
Total Temporarily Impaired Securities	$17,423	$(318)	$32,922	$(1,758)	$50,345	$(2,076)

_________________

(1)	Includes approximately 119 securities.

	December 31, 2013
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities (2):
Federal Agency Mortgage Backed Securities	$6,444	$(169)	$1,421	$(119)	$7,865	$(288)
U.S. Government Bonds	8,114	(245)	10,866	(840)	18,980	(1,085)
Municipal Obligations	12,286	(335)	7,782	(479)	20,068	(814)
Corporate Obligations	3,284	(96)	901	(54)	4,185	(150)
Total Debt Securities	30,128	(845)	20,970	(1,492)	51,098	(2,337)
Common Stock	2,305	(126)	—	—	2,305	(126)
Total Temporarily Impaired Securities	$32,433	$(971)	$20,970	$(1,492)	$53,403	$(2,463)

_________________

(2)	Includes approximately 122 securities.
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
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The reported fair values also include gross unrealized gains on marketable securities which have not been recognized in the Company’s net income. The table below presents the unrecognized gross unrealized gains and the fair value of these securities, aggregated by investment category (in thousands):

	March 31, 2014		December 31, 2013
	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains
Description of Securities:
Federal Agency Mortgage Backed Securities	$10,276	$489	$9,929	$433
U.S. Government Bonds	9,719	180	6,258	126
Municipal Obligations	10,237	528	8,783	450
Corporate Obligations	9,758	649	9,188	506
Total Debt Securities	39,990	1,846	34,158	1,515
Common Stock	105,835	43,402	103,808	43,145
Common Collective Trust-Equity Funds	16,891	235	—	—
Equity Mutual Funds	—	—	16,802	3,081
Cash and Cash Equivalents	4,448	—	5,924	—
Total	$167,164	$45,483	$160,692	$47,741
The Company’s marketable securities include investments in municipal, corporate and federal debt obligations. Substantially all of the Company’s mortgage-backed securities, based on contractual maturity, are due in ten years or more. The mortgage-backed securities have an estimated weighted average maturity which generally range from three years to eight years and reflects anticipated future prepayments. The contractual year for maturity of these available-for-sale securities as of March 31, 2014 is as follows (in thousands):

	Total	2014	2015 through 2018	2019 through 2023	2024 and Beyond
Municipal Debt Obligations	$30,135	$976	$13,279	$12,562	$3,318
Corporate Debt Obligations	13,791	317	3,324	5,963	4,187
U.S. Government Bonds	27,395	1,210	14,347	6,434	5,404
The Company recognizes impairment losses on certain of its securities deemed to be other than temporary. In accordance with FASB guidance, these impairment losses are recognized in net income, and a lower cost basis is established for these securities. For the three and twelve months ended March 31, 2014 and 2013, the Company recognized other than temporary impairment losses on its available-for-sale securities as follows (in thousands):

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Unrealized holding losses included in pre-tax income	$—	$—	$—	$(479)

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The Company’s marketable securities in its decommissioning trust funds are sold from time to time and the Company uses the specific identification basis to determine the amount to reclassify out of accumulated other comprehensive income and into net income. The proceeds from the sale of these securities and the related effects on pre-tax income are as follows (in thousands):

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Proceeds from sales or maturities of available-for-sale securities	$28,827	$10,907	$74,067	$89,870
Gross realized gains included in pre-tax income	$3,014	$39	$3,961	$1,128
Gross realized losses included in pre-tax income	(149)	(197)	(385)	(2,062)
Gross unrealized losses included in pre-tax income	—	—	—	(479)
Net gains (losses) in pre-tax income	$2,865	$(158)	$3,576	$(1,413)
Net unrealized holding gains included in accumulated other comprehensive income	$998	$6,793	$11,904	$8,562
Net (gains) losses reclassified out of accumulated other comprehensive income	(2,865)	158	(3,576)	1,413
Net gains (losses) in other comprehensive income	$(1,867)	$6,951	$8,328	$9,975
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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

During the first quarter of 2014, the Company sold its nuclear decommissioning trust investments in equity mutual funds, classified as Level 1, and invested those assets in common collective trusts which are classified as Level 2. The fair value of the Company’s decommissioning trust funds and investment in debt securities, at March 31, 2014 and December 31, 2013, and the level within the three levels of the fair value hierarchy defined by FASB guidance are presented in the table below (in thousands):

Description of Securities	Fair Value as of March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading Securities:
Investments in Debt Securities	$1,503	$—	$—	$1,503
Available for sale:
U.S. Government Bonds	$27,395	$27,395	$—	$—
Federal Agency Mortgage Backed Securities	17,400	—	17,400	—
Municipal Obligations	30,135	—	30,135	—
Corporate Obligations	13,791	—	13,791	—
Subtotal, Debt Securities	88,721	27,395	61,326	—
Common Stock	107,449	107,449	—	—
Common Collective Trust-Equity Funds	16,891	—	16,891	—
Cash and Cash Equivalents	4,448	4,448	—	—
Total available for sale	$217,509	$139,292	$78,217	$—

Description of Securities	Fair Value as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading Securities:
Investments in Debt Securities	$1,555	$—	$—	$1,555
Available for sale:
U.S. Government Bonds	$25,238	$25,238	$—	$—
Federal Agency Mortgage Backed Securities	17,794	—	17,794	—
Municipal Obligations	28,851	—	28,851	—
Corporate Obligations	13,373	—	13,373	—
Subtotal, Debt Securities	85,256	25,238	60,018	—
Common Stock	106,113	106,113	—	—
Equity Mutual Funds	16,802	16,802	—	—
Cash and Cash Equivalents	5,924	5,924	—	—
Total available for sale	$214,095	$154,077	$60,018	$—
There were no transfers in or out of Level 1 and Level 2 fair value measurements categories due to changes in observable inputs during the three and twelve month periods ending March 31, 2014 and 2013. There were no purchases, sales, issuances, and settlements related to the assets in the Level 3 fair value measurement category during the three and twelve months ended March 31, 2014 and 2013.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
El Paso Electric Company:

We have reviewed the balance sheet of El Paso Electric Company as of March 31, 2014, the related statements of operations, and comprehensive operations, for the three-month and twelve-month periods ended March 31, 2014 and 2013, and the related statements of cash flows for the three-month periods ended March 31, 2014 and 2013. These financial statements are the responsibility of the Company's management.
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
Based on our reviews, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the balance sheet of El Paso Electric Company as of December 31, 2013, and the related statements of operations, comprehensive operations, changes in common stock equity, and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2014, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2013, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ KPMG LLP
Kansas City, Missouri
May 8, 2014

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this Item 2 updates, and should be read in conjunction with, the information set forth in Part II, Item 7 of our 2013 Annual Report on Form 10-K.

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

22

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
These lists are not all-inclusive because it is not possible to predict all factors. A discussion of some of these factors is included in the 2013 Annual Report on Form 10-K under the headings “Risk Factors” and “Management's Discussion and Analysis” “-Summary of Critical Accounting Policies and Estimates” and “-Liquidity and Capital Resources.” This report should be read in its entirety. No one section of this report deals with all aspects of the subject matter. Any forward-looking statement speaks only as of the date such statement was made, and we are not obligated to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made, except as required by applicable laws or regulations.

Summary of Critical Accounting Policies and Estimates
The preparation of our financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes for the periods presented and actual results could differ in future periods from those estimates. Critical accounting policies and estimates are both important to the portrayal of our financial condition and results of operations and require complex, subjective judgments and are more fully described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Annual Report on Form 10-K.

Summary
The following is an overview of our results of operations for the three and twelve month periods ended March 31, 2014 and 2013. Net income and basic earnings per share for the three and twelve month periods ended March 31, 2014 and 2013 are shown below:

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Net income (in thousands)	$4,615	$7,634	$85,564	$95,136
Basic earnings per share	0.11	0.19	2.13	2.37

The following table and accompanying explanations show the primary factors affecting the after-tax change in net income between the 2014 and 2013 periods presented (in thousands):

	Three Months Ended	Twelve Months Ended
March 31, 2013 net income	$7,634	$95,136
Change in (net of tax):
Increased investment and interest income (a)	2,410	4,205
Increased miscellaneous income (b)	1,000	711
Increased deregulated Palo Verde Unit 3 revenues (c)	906	1,652
Increased interest on long-term debt (d)	11	(1,950)
Decreased retail non-fuel base revenues (e)	(3,163)	(7,214)
Increased taxes other than income taxes (f)	(1,703)	(2,470)
Increased operations and maintenance expense at fossil-fuel generating plants (g)	(1,301)	(1,975)
Increased depreciation and amortization (h)	(792)	(2,257)
Other	(387)	(274)
March 31, 2014 net income	$4,615	$85,564

______________

(a)
Investment and interest income increased for the three and twelve month periods ended March 31, 2014 compared to the same periods last year primarily due to increased realized gains on the sale of equity investments in our Palo Verde decommissioning trust funds.

(b)	Miscellaneous income increased for the three months ended March 31, 2014 compared to the same period last year primarily due to the sale of land in the first quarter of 2014.

(c)
Revenues from retail sales of deregulated Palo Verde Unit 3 power increased for the three and twelve months ended March 31, 2014 compared to the same periods last year due primarily to increased proxy market power prices in the current periods.

(d)
Interest on long-term debt increased for the twelve months ended March 31, 2014 compared to the same period last year due to interest on $150 million of 3.3% senior notes issued in December 2012 partially offset by the refunding and remarketing of two series of pollution control bonds at lower rates in August 2012.

(e)
Retail non-fuel base revenues decreased for the three months ended March 31, 2014 compared to the same period last year primarily due to a $4.0 million, pre-tax reduction in non-fuel base revenues from sales to our residential customers reflecting a 9.3% decrease in kWh sales due to milder winter weather in the first quarter of 2014. Retail non-fuel base revenues decreased for the twelve months ended March 31, 2014 compared to the same period last year primarily due to an $8.1 million, pre-tax reduction in non-fuel base revenues from sales to our residential and small commercial and industrial customers reflecting a decrease in kWh sales due to milder winter weather and cooler summer weather during the current period. Retail non-fuel base revenues exclude fuel recovered through New Mexico base rates. For a complete discussion of non-fuel base revenues, see page 25.

(f)
Taxes other than income taxes increased for the three and twelve month periods ended March 31, 2014 compared to the same periods last year primarily due to an increase in property tax accruals reflecting both increased property values and higher assessment rates. In the first quarter of 2014, Arizona adjusted its 2013 property tax rate which resulted in increased Arizona property taxes of $1.5 million when compared to the first quarter of 2013.

(g)
Operations and maintenance expense at our fossil-fuel generating plants increased for the three and twelve months ended March 31, 2014 compared to the same periods last year primarily due to an increase in the level of maintenance activity at our Four Corners generating plant and two of our local fossil-fuel generating plants.

(h)
Depreciation and amortization increased for the three and twelve month periods ended March 31, 2014 compared to the same periods last year primarily due to an increase in depreciable plant including Rio Grande Unit 9 which began commercial operation in May 2013.

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
Weather significantly impacts our residential, small commercial and industrial customers, and to a lesser extent, our sales to public authorities. Heating and cooling degree days can be used to evaluate the effect of weather on energy use. For each degree the average outdoor temperature varies from a standard of 65 degrees Fahrenheit a degree day is recorded. For the three months ended March 31, 2014, retail non-fuel base revenues were negatively impacted by milder winter weather when compared to the same period in 2013. Heating degree days decreased 28.4% when compared to the same period in 2013 and were 19.2% under the 10-year average. For the twelve months ended March 31, 2014, retail non-fuel base revenues were negatively impacted by both cooler summer weather and milder winter weather when compared to the prior period. Cooling degree days decreased 6.4% and heating degree days decreased by 6.5% when compared to the same period last year. The table below shows heating and cooling degree days compared to a 10-year average.

	Three Months Ended			Twelve Months Ended
	March 31,			March 31,
			10-Year			10-Year
	2014	2013	Average	2014	2013	Average*
Heating degree days	958	1,338	1,186	2,046	2,188	2,247
Cooling degree days	25	33	25	2,687	2,872	2,633
______________
* Calendar year basis.

Customer growth is a key driver of the growth of retail sales. The average number of retail customers grew 1.3% for both the three and twelve month periods ended March 31, 2014 when compared to the same periods last year. See the tables presented on pages 27 and 28 which provide detail on the average number of retail customers and the related revenues and kWh sales.
Retail non-fuel base revenues. Retail non-fuel base revenues decreased $4.8 million, or 4.4% for the three months ended March 31, 2014, when compared to the same period last year. The decrease in retail non-fuel base revenues reflected milder winter weather in the first quarter of 2014 which impacted sales to residential, small commercial, and to a lesser extent public authority customers. Retail non-fuel base revenues from sales to residential customers decreased by $4.0 million reflecting a 9.3% decrease in kWh sales despite a 1.2% increase in the average number of residential customers served. Retail non-fuel base revenues from sales to small commercial and industrial customers decreased 2.0% reflecting a 1.6% decrease in kWh sales to small commercial and industrial customers despite a 2.1% increase in the average number of small commercial and industrial customers served. KWh sales to large commercial and industrial customers decreased 7.4% and non-fuel base revenues decreased 2.6% largely due to discontinued operations by several customers. While kWh sales to public authorities decreased approximately 4.5% compared to the same quarter in 2013, non-fuel base revenues increased slightly due to demand charges.
Retail non-fuel base revenues decreased by $10.9 million, or 1.9%, for the twelve months ended March 31, 2014, when compared to the same period last year primarily due to a $5.0 million, or 2.1%, reduction in non-fuel base revenues from sales to our residential customers reflecting a 2.5% decrease in kWh sales due to milder winter weather and cooler summer weather during the current period. The decrease for the twelve month period is also due to a $3.1 million, or 1.6% decrease in non-fuel base revenues from sales to small commercial and industrial customers reflecting a 1.5% decrease in kWh sales. Retail non-fuel base revenues decreased $1.2 million, or 2.9%, from sales to large commercial and industrial customers and $1.6 million, or 1.7% from sales to public authorities primarily due to reduced sales to military installations in our service territory.
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
In the three months ended March 31, 2014, we over-recovered our fuel costs by $2.0 million and for the twelve months ended March 31, 2014, we under-recovered our fuel costs by $12.7 million. In October 2013, we implemented an increased fixed fuel factor in Texas which was based upon a formula that reflects projected prices for natural gas. In the three and twelve months ended March 31, 2013, we over-recovered our fuel costs by $3.8 million and $10.5 million, respectively. A refund of $6.8 million was made to our Texas customers in the third quarter of 2012. At March 31, 2014, we had a net fuel under-recovery balance of $4.2 million, including an under-recovery balance of $3.9 million in Texas, $0.2 million in New Mexico, and $0.1 million for our FERC customer.
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
Off-system sales revenues increased $8.4 million, or 40.5% for the three months ended March 31, 2014, when compared to the same period last year, as a result of higher average market prices for power. Retained margins from off-system sales increased $0.3 million for the three months ended March 31, 2014, compared to the same period last year. Off-system sales revenues increased $14.6 million, or 19.0% for the twelve months ended March 31, 2014, when compared to the same period last year, as a result of higher average market prices for power partially offset by a 3.4% decrease in kWh sales. Retained margins from off-system sales increased $0.4 million for the twelve months ended March 31, 2014, compared to the same period last year.

Comparisons of kWh sales and operating revenues are shown below (in thousands):
			Increase (Decrease)
Quarter Ended March 31:	2014	2013	Amount	Percent
kWh sales:
Retail:
Residential	543,030	598,506	(55,476)	(9.3)%
Commercial and industrial, small	493,919	501,704	(7,785)	(1.6)
Commercial and industrial, large	226,552	244,585	(18,033)	(7.4)
Sales to public authorities	343,028	359,084	(16,056)	(4.5)
Total retail sales	1,606,529	1,703,879	(97,350)	(5.7)
Wholesale:
Sales for resale	12,392	11,999	393	3.3
Off-system sales	697,014	675,927	21,087	3.1
Total wholesale sales	709,406	687,926	21,480	3.1
Total kWh sales	2,315,935	2,391,805	(75,870)	(3.2)
Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$45,594	$49,608	$(4,014)	(8.1)%
Commercial and industrial, small	32,121	32,775	(654)	(2.0)
Commercial and industrial, large	8,328	8,548	(220)	(2.6)
Sales to public authorities	17,656	17,561	95	0.5
Total retail non-fuel base revenues	103,699	108,492	(4,793)	(4.4)
Wholesale:
Sales for resale	448	388	60	15.5
Total non-fuel base revenues	104,147	108,880	(4,733)	(4.3)
Fuel revenues:
Recovered from customers during the period	31,173	26,727	4,446	16.6
Over collection of fuel	(2,010)	(3,842)	1,832	(47.7)
New Mexico fuel in base rates	16,095	16,909	(814)	(4.8)
Total fuel revenues (1)	45,258	39,794	5,464	13.7
Off-system sales:
Fuel cost	21,463	16,163	5,300	32.8
Shared margins	6,744	4,001	2,743	68.6
Retained margins	802	476	326	68.5
Total off-system sales	29,009	20,640	8,369	40.5
Other (2)	7,102	7,976	(874)	(11.0)
Total operating revenues	$185,516	$177,290	$8,226	4.6
Average number of retail customers (3):
Residential	350,334	346,154	4,180	1.2%
Commercial and industrial, small	39,218	38,403	815	2.1
Commercial and industrial, large	49	50	(1)	(2.0)
Sales to public authorities	5,047	4,953	94	1.9
Total	394,648	389,560	5,088	1.3

______________

(1)	Includes deregulated Palo Verde Unit 3 revenues for the New Mexico jurisdiction of $4.4 million and $3.0 million, respectively.

(2)	Represents revenues with no related kWh sales.

(3)
The number of retail customers presented for both the current and prior periods are based on the number of service locations. Previous presentations of the number of retail customers in 2013 were based on the number of bills rendered including consolidated bills for customers operating multiple facilities. Management believes that the number of service locations provides a more accurate indicator of customers served than the number of bills rendered.

			Increase (Decrease)
Twelve Months Ended March 31:	2014	2013	Amount	Percent
kWh sales:
Retail:
Residential	2,623,786	2,691,285	(67,499)	(2.5)%
Commercial and industrial, small	2,341,363	2,377,008	(35,645)	(1.5)
Commercial and industrial, large	1,077,346	1,081,200	(3,854)	(0.4)
Sales to public authorities	1,606,551	1,633,179	(26,628)	(1.6)
Total retail sales	7,649,046	7,782,672	(133,626)	(1.7)
Wholesale:
Sales for resale	61,625	64,458	(2,833)	(4.4)
Off-system sales	2,493,709	2,581,380	(87,671)	(3.4)
Total wholesale sales	2,555,334	2,645,838	(90,504)	(3.4)
Total kWh sales	10,204,380	10,428,510	(224,130)	(2.1)
Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$232,637	$237,678	$(5,041)	(2.1)%
Commercial and industrial, small	183,914	186,988	(3,074)	(1.6)
Commercial and industrial, large	40,015	41,218	(1,203)	(2.9)
Sales to public authorities	95,139	96,753	(1,614)	(1.7)
Total retail non-fuel base revenues	551,705	562,637	(10,932)	(1.9)
Wholesale:
Sales for resale	2,232	2,308	(76)	(3.3)
Total non-fuel base revenues	553,937	564,945	(11,008)	(1.9)
Fuel revenues:
Recovered from customers during the period (1)	137,927	124,386	13,541	10.9
Under (over) collection of fuel	12,681	(10,450)	23,131	—
New Mexico fuel in base rates	72,481	74,099	(1,618)	(2.2)
Total fuel revenues (2)	223,089	188,035	35,054	18.6
Off-system sales:
Fuel cost	73,541	63,178	10,363	16.4
Shared margins	15,759	12,004	3,755	31.3
Retained margins	1,875	1,434	441	30.8
Total off-system sales	91,175	76,616	14,559	19.0
Other (3)	30,387	31,997	(1,610)	(5.0)
Total operating revenues	$898,588	$861,593	$36,995	4.3
Average number of retail customers (4):
Residential	348,936	344,627	4,309	1.3%
Commercial and industrial, small	39,040	38,567	473	1.2
Commercial and industrial, large	50	51	(1)	(2.0)
Sales to public authorities	5,020	4,877	143	2.9
Total	393,046	388,122	4,924	1.3

______________

(1)	Excludes $6.9 million of refunds in the twelve month period ended March 31, 2013 related to prior periods' Texas deferred fuel revenues.

(2)	Includes deregulated Palo Verde Unit 3 revenues for the New Mexico jurisdiction of $12.8 million and $10.2 million, respectively.

(3)	Represents revenues with no related kWh sales.

(4)
The number of retail customers presented for both the current and prior periods are based on the number of service locations. Previous presentations of the number of retail customers in the twelve month period ended March 31, 2013 were based on the number of bills rendered including consolidated bills for customers operating multiple facilities. Management believes that the number of service locations provides a more accurate indicator of customers served than the number of bills rendered.

Energy expenses
Our sources of energy include electricity generated from our nuclear, natural gas and coal generating plants and purchased power. Palo Verde represents approximately 34% of our available net generating capacity and approximately 66% and 54% of our Company-generated energy for the three and twelve months ended March 31, 2014, respectively. Fluctuations in the price of natural gas, which also is the primary factor influencing the price of purchased power, have had a significant impact on our cost of energy.
Energy expenses increased $12.2 million or 21.3% for the three months ended March 31, 2014, when compared to the same period in 2013, primarily due to increased natural gas costs of $8.3 million due to a 39.7% increase in the average price of natural gas offset by a 6.8% decrease in MWhs generated with natural gas, and increased costs of purchased power of $5.0 million due to a 34.5% increase in the average market price for power. The increase in energy expense was partially offset by a 27.1% decrease in the MWhs generated with coal. The table below details the sources and costs of energy for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014			2013
Fuel Type	Cost	MWh	Cost per MWh	Cost	MWh	Cost per MWh
	(in thousands)			(in thousands)
Natural gas	$35,577	567,744	$62.66	$27,325	609,363	$44.84
Coal	2,968	134,236	22.11	3,787	184,043	20.58
Nuclear	13,041	1,364,077	9.56	13,287	1,333,882	9.96
Total	51,586	2,066,057	24.97	44,399	2,127,288	20.87
Purchased power:
Photovoltaic	3,205	28,799	111.29	3,185	27,700	114.98
Other	14,710	331,944	44.31	9,692	321,005	30.19
Total purchased power	17,915	360,743	49.66	12,877	348,705	36.93
Total energy	$69,501	2,426,800	28.64	$57,276	2,475,993	23.13

Our energy expenses increased $44.7 million or 17.4% for the twelve months ended March 31, 2014, when compared to 2013, primarily due to increased natural gas costs of $40.9 million due to a 29.8% increase in the average price of natural gas and increased purchased power costs of $6.8 million due to a 17.4% increase in the average cost of purchased power partially offset by a 5.2% decrease in MWhs purchased. The table below details the sources and costs of energy for the twelve months ended March 31, 2014 and 2013.

	Twelve Months Ended March 31,
	2014			2013
Fuel Type	Cost	MWh	Cost per MWh	Cost	MWh	Cost per MWh
	(in thousands)			(in thousands)
Natural gas	$172,391	3,645,204	$47.29	$131,477	3,608,070	$36.44
Coal	12,861	585,910	21.95	13,691	645,668	21.20
Nuclear	48,703	4,996,428	9.75	50,873	5,098,474	9.98
Total	233,955	9,227,542	25.35	196,041	9,352,212	20.96
Purchased power:
Photovoltaic	13,883	122,025	113.77	13,182	116,648	113.01
Other	53,518	1,437,943	37.22	47,387	1,528,408	31.00
Total purchased power	67,401	1,559,968	43.21	60,569	1,645,056	36.82
Total energy	$301,356	10,787,510	27.94	$256,610	10,997,268	23.33

Other operations expense
Other operations expense remained relatively unchanged for the three months ended March 31, 2014 compared to the same period last year. Other operations expense decreased $0.8, or 0.3% for the twelve months ended March 31, 2014, compared to the same period last year, primarily due to decreased operations expense at Palo Verde of $1.3 million, decreased customer care expense of $1.1 million primarily related to a decrease in our provision for uncollectible customer accounts reflecting improved collection efforts, and a decrease of $3.0 million in employee pension and benefits costs as a result of changes in actuarial assumptions used to calculate expenses for our pension and other post-retirement employee benefit plans and plan modifications. The decrease was partially offset by an increase of $3.4 million related to consulting and legal services related in part to the analysis of our future involvement at the Four Corners Generating Station and software systems support and improvement, and a $1.7 million increase in transmission expense which reflects a $1.9 million refund associated with transmission delivery services provided by the Public Service Company of New Mexico recorded in the fourth quarter of 2012 with no comparable amount in the current period.

Maintenance expense
Maintenance expense for the three months ended March 31, 2014 increased $1.7 million, or 13.8% compared to the corresponding period last year, primarily due to a $2.7 million increase in maintenance at our fossil-fuel generating plants. In the three months ended March 31, 2014, we had increased maintenance at Four Corners and Newman Units 1 and 2. The increase was partially offset by a $0.9 million decrease in maintenance expense at Palo Verde.

Maintenance expense increased $5.9 million, or 10.3%, for the twelve months ended March 31, 2014, compared to the same period last year primarily due to the timing of planned maintenance at our fossil-fuel generating plants. In the twelve months ended March 31, 2014, we performed an increased level of planned maintenance at Newman Unit 2 and Four Corners.
Depreciation and amortization expense
Depreciation and amortization expense increased $1.2 million or 6.2%, and $3.4 million or 4.4% for the three and twelve month periods ended March 31, 2014, respectively, compared to the same periods last year primarily due to the increase in depreciable plant balances including Rio Grande Unit 9 which began commercial operation in May 2013.

Taxes other than income taxes

Taxes other than income taxes increased $2.6 million, or 20.2% for the three months ended March 31, 2014, and $3.7 million, or 6.6% for the twelve months ended March 31, 2014, compared to the same periods in the prior year primarily due to increased property tax rates. In the first quarter of 2014, Arizona adjusted its 2013 property tax rate which resulted in increased Arizona property taxes of $1.5 million when compared to the first quarter of 2013.
Other income (deductions)
Other income (deductions) increased $4.8 million for the three months ended March 31, 2014, compared to the same period last year, primarily due to increased investment and interest income reflecting realized gains net of losses on equity investments in our decommissioning trust of $3.0 million and a $1.5 million increase in miscellaneous non-operating income due primarily to a gain recognized on the sale of land in 2014 with no comparable amounts being recorded in 2013.

Other income (deductions) increased $4.9 million, or 34.7% for the twelve months ended March 31, 2014, compared to the twelve months ended March 31, 2013, primarily due to increased investment and interest income reflecting a $3.6 million realized gain net of losses on equity investments in our decommissioning trust for the twelve months ended March 31, 2014 compared to a $1.4 million net loss for the same period in 2013.

Interest charges (credits)

Interest charges (credits) remained relatively unchanged for the three month period ended March 31, 2014, when compared to the same period last year. Interest charges (credits) increased $2.2 million, or 4.8%, for the twelve months period ended March 31, 2014, compared to the same period last year, primarily due to interest on $150 million of 3.3% senior notes issued in December 2012 partially offset by a decrease in interest on short-term borrowings for working capital purposes and the refunding and remarketing of two series of pollution control bonds at lower rates in August 2012.

Income tax expense
Income tax expense decreased $1.8 million, or 55.6% for the three months ended March 31, 2014, compared to the same period last year, primarily due to decreased pre-tax income and a lower tax rate on capital gains realized on investments sold in the qualified nuclear decommissioning trust in the first quarter of 2014. Income tax expense decreased $7.7 million, or 15.6% for the twelve months ended March 31, 2014, compared to the same period last year, primarily due to decreased pre-tax income.
New Accounting Standards
In July 2013, the FASB issued new guidance (ASU 2013-11, Income Taxes (Topic 740)) to eliminate the diversity in the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 requires an entity to present an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain circumstances when it would be reflected as a liability. ASU 2013-11 is effective prospectively to all unrecognized tax benefits that exist for reporting periods beginning after December 15, 2013 and early adoption is permitted. Retrospective application is also permitted. We implemented ASU 2013-11 in the first quarter of 2014 on a prospective basis. This ASU did not have a significant impact on our statement of operations or statement of cash flows.
Inflation
For the last several years, inflation has been relatively low and, therefore, has had minimal impact on our results of operations and financial condition.

Liquidity and Capital Resources
We continue to maintain a strong balance of common stock equity in our capital structure which supports our bond ratings, allowing us to obtain financing from the capital markets at a reasonable cost. At March 31, 2014, our capital structure, including common stock, long-term debt, and short-term borrowings under the revolving credit facility ("RCF"), consisted of 47.6% common stock equity and 52.4% debt. At March 31, 2014, we had on hand $13.4 million in cash and cash equivalents. Based on current projections, we believe that we will have adequate liquidity through our current cash balances, cash from operations, and available borrowings under the RCF to meet all of our anticipated cash requirements for the next twelve months. We may issue long-term debt in the capital markets to finance capital requirements in 2014.
Our principal liquidity requirements in the near-term are expected to consist of capital expenditures to expand and support electric service obligations, expenditures for nuclear fuel inventory, interest payments on our indebtedness, cash dividend payments, operating expenses including fuel costs, maintenance costs and taxes.
Capital Requirements. During the three months ended March 31, 2014, our capital requirements primarily consisted of expenditures for the construction and purchase of electric utility plant, purchases of nuclear fuel, and cash dividend payments, Projected utility construction expenditures are to expand and update our transmission and distribution systems, add new generation, and make capital improvements and replacements at Palo Verde and other generating facilities. We have purchased land for a new plant site, the Montana Power Station ("the MPS"), which will initially consist of two (of four) natural gas-fired 88 MW simple-cycle aeroderivative combustion turbines. We began purchasing certain components of the MPS and as of March 31, 2014, we had expended $122.6 million on the MPS, including AFUDC, of which $13.9 million was incurred during 2014. Estimated cash construction expenditures for all capital projects for 2014 are expected to be approximately $316.4 million. See Part I, Item 1, “Business - Construction Program” in our 2013 Form 10-K. Cash capital expenditures for new electric plant were $48.3 million in the three months ended March 31, 2014 compared to $55.4 million in the three months ended March 31, 2013. Capital requirements for purchases of nuclear fuel were $11.8 million for the three months ended March 31, 2014 compared to $9.9 million for the three months ended March 31, 2013.
On March 31, 2014, we paid a quarterly cash dividend of $0.265 per share or $10.7 million to shareholders of record on March 14, 2014. We expect to continue paying quarterly dividends during 2014 and we expect to review the dividend policy in the second quarter of 2014. At the current payout rate, we would expect to pay total cash dividends of approximately $42.8 million during 2014. In addition, while we do not currently anticipate repurchasing shares in 2014, we may repurchase common stock in the future. Under our common stock repurchase program, purchases can be made at open market prices or in private transactions, and repurchased shares are available for issuance under employee benefit and stock incentive plans, or may be retired. No shares of common stock were repurchased during the three months ended March 31, 2014. As of March 31, 2014, 393,816 shares remain eligible for repurchase.
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
Our cash requirements for federal and state income taxes vary from year to year based on taxable income, which is influenced by the timing of revenues and expenses recognized for income tax purposes. Accelerated tax deductions including bonus depreciation resulted in net operating loss carryforwards in 2011 through 2013 and as a result income tax payments are expected to be minimal in 2014.
We continually evaluate our funding requirements related to our retirement plans, other post-retirement benefit plans, and decommissioning trust funds. We contributed $3.5 million of the projected $8.7 million 2014 annual contribution to our retirement plans and $1.1 million of the projected $4.5 million 2014 annual contribution to our decommissioning trust funds during the three months ended March 31, 2014. In the three months ended March 31, 2014, we did not make any contributions to our other post-retirement benefit plans and we do not expect to contribute to our other post-retirement benefits plan in 2014. We are in compliance with the funding requirements of the federal government for our benefit plans. In addition, we are in compliance with the funding requirements of the federal law and the Arizona Nuclear Power Project Participation Agreement for our decommissioning trust.
Capital Resources. Cash from operations has been our primary source for funding capital requirements. Cash from operations was $31.3 million for the three months ended March 31, 2014 and $7.7 million for the three months ended March 31, 2013. The primary factors affecting the increased cash flow from operations were the funding of $17.5 million for employee pension and other post-retirement benefit plans in the first quarter of 2013 compared to $3.5 million in the first quarter of 2014, a decrease in accounts receivable due to the timing of customer payments, and a smaller decline in accounts payable. Cash from operations has also been impacted by the timing of the recovery of fuel costs through fuel recovery mechanisms in Texas and New Mexico and our sales for resale customer. We recover actual fuel costs from customers through fuel adjustment mechanisms in Texas, New Mexico, and from our sales for resale customer. We record deferred fuel revenues for the under-recovery or over-recovery of fuel costs until they can be recovered from or refunded to customers. In Texas, fuel costs are recovered through a fixed fuel factor. We can seek to revise our fixed fuel factor at least four months after the last revision except in the month of December based upon our approved formula which allows us to adjust fuel rates to reflect changes in costs of natural gas. On October 1, 2013, we implemented an increased fixed fuel factor charged to our Texas retail customers which was based upon a formula that reflects projected prices for natural gas. Additionally, on April 15, 2014, we filed a request to increase our Texas fixed fuel factor by 6.9% to reflect increases in prices for natural gas. This increase received interim approval on April 28, 2014 and was effective with May 2014 billings. During the three months ended March 31, 2014, we had an over-recovery of fuel costs of $2.0 million, compared to an over-recovery of fuel costs of $3.8 million during the three months ended March 31, 2013. At March 31, 2014, we had a net fuel under-recovery balance of $4.2 million, including an under-recovery balance of $3.9 million in Texas, $0.2 million in New Mexico, and $0.1 million for our FERC customer.
We maintain a RCF for working capital and general corporate purposes and the financing of nuclear fuel through the Rio Grande Resources Trust (“RGRT”). RGRT is the trust through which we finance our portion of nuclear fuel for Palo Verde and is consolidated in our financial statements. On January 14, 2014, we amended and extended our $300 million RCF, which includes an option to expand the size to $400 million, upon the satisfaction of certain conditions including obtaining commitments from lenders or third party financial institutions. The amended facility extends the maturity from September 2016 to January 2019. In addition, we may extend the January 2019 maturity, subject to lenders' approval, by two additional one year periods. The terms of the agreement provide that amounts we borrow under the RCF may be used for working capital and general corporate purposes. The total amount borrowed for nuclear fuel by RGRT was $130.0 million at March 31, 2014, of which $20.0 million had been borrowed under the RCF and $110 million was borrowed through senior notes. At March 31, 2013, the total amounts borrowed for nuclear fuel by RGRT was $135.0 million of which $25.0 million was borrowed under the RCF and $110 million was borrowed through senior notes. Interest costs on borrowings to finance nuclear fuel are accumulated by RGRT and charged to us as fuel is consumed and recovered from customers through fuel recovery charges. At March 31, 2014, $26.0 million was outstanding under the RCF for working capital or general corporate purposes. No borrowings were outstanding at March 31, 2013 under the RCF for working capital or general corporate purposes.
We believe we have adequate liquidity through our current cash balances, cash from operations, our RCF, and our favorable access to capital markets to meet all of our anticipated cash requirements for the next twelve months. In the fourth quarter of 2013, we received approval from the NMPRC and the FERC to incrementally issue up to $300 million of long-term debt and to guarantee the issuance of up to $50 million of new debt by RGRT to finance future purchases of nuclear fuel and to refinance existing nuclear fuel debt obligations. Obtaining the ability to issue up to $300 million of new long-term debt, from time to time, provides us with the flexibility to access the debt capital markets when needed and when conditions are favorable. We may decide to access the debt market in the second half of 2014.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk due to changes in interest rates, equity prices and commodity prices. See our 2013 Form 10-K, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” for a complete discussion of the market risks we face and our market risk sensitive assets and liabilities. As of March 31, 2014, there have been no material changes in the market risks we face or the fair values of assets and liabilities disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2013 Annual Report Form 10-K.

Item 4.	Controls and Procedures
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of March 31, 2014, our disclosure controls and procedures are effective.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15, that occurred during the quarter ended March 31, 2014, that materially affected, or that were reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We hereby incorporate by reference the information set forth in Part I of this report under Notes C and G of Notes to Financial Statements.

Item 1A.	Risk Factors
Our 2013 Form 10-K includes a detailed discussion of our risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities.

Period	Total Number of Shares Purchased	Average Price Paid per Share (Including Commissions)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2014	—	$—	—	393,816
February 1 to February 28, 2014	—	—	—	393,816
March 1 to March 31, 2014	—	—	—	393,816

Item 4.	Mine Safety Disclosures

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
Dated: May 8, 2014

EL PASO ELECTRIC COMPANY
INDEX TO EXHIBITS

Exhibit Number	Exhibit

†10.01
Form of Directors' Restricted Stock Award Agreement between the Company and certain directors of the Company. (Identical in all material respects to Exhibit 10.07 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.02
Amendment No. 7 to Four Corners Project Co-Tenancy Agreement, dated December 30, 2013, between Arizona Public Service Company, Public Service Company of New Mexico, Salt River Project Agricultural Improvement and Power District, Southern California Edison Company, Tucson Electric Power Company and the Company.

10.03
Amendment No. 13 to Four Corners Project Operating Agreement, dated December 1, 2010, between Arizona Public Service Company, Public Service Company of New Mexico, Salt River Project Agricultural Improvement and Power District, Southern California Edison Company, Tucson Electric Power Company and the Company.

10.04
Amendment No. 14 to Four Corners Project Operating Agreement, dated December 30, 2013, between Arizona Public Service Company, Public Service Company of New Mexico, Salt River Project Agricultural Improvement and Power District, Southern California Edison Company, Tucson Electric Power Company and the Company.

10.05
Amendment No. 1 to Shiprock - Four Corners Project 345-kV Switchyard Interconnection Agreement, dated December 30, 2013, between Arizona Public Service Company, Public Service Company of Colorado, Public Service Company of New Mexico, Salt River Project Agricultural Improvement and Power District, Southern California Edison Company, Tri-State Generation and Transmission Association, Inc, Tucson Electric Power Company, Western Area power Administration and the Company.

10.06
Amendment No. 16 to the Arizona Nuclear Power Project Participation Agreement, dated April 28, 2014, between Arizona Public Service Company, Salt River Project Agricultural Improvement and Power District, Southern California Edision Company, Public Service Company of New Mexico, Southern California Public Power Authority Association Department of Water and Power of the City of Los Angeles and the Company.

10.07
Amendment and Supplement No. 2 to the Supplemental and Additional Indenture of Lease, dated March 7, 2011, between the Navajo Nation, Arizona Public Service Company, Public Service Company of New Mexico, Salt River Project Agricultural Improvement and Power District, Southern California Edison Company, Tucson Electric Power Company, and the Company.

10.08
Amendment and Supplement No. 3 to the Supplemental and Additional Indenture of Lease, dated March 7, 2011, between the Navajo Nation, Arizona Public Service Company, Public Service Company of New Mexico, Salt River Project Agricultural Improvement and Power District, Tucson Electric Power Company, and the Company.

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

36

†
In lieu of non-employee director cash compensation, twelve agreements, dated as of January 1, and April 1, 2014, substantially identical in all material respects to this Exhibit, have been entered into with Catherine A. Allen; Edward Escudero; Patricia Z. Holland-Branch; Woodley L. Hunt; Michael K. Parks; and Stephen N. Wertheimer; directors of the Company.

