Form 10-Q
period 2014-09-30
EL PASO ELECTRIC CO /TX/
filed 2014-11-06
CIK 31978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of October 31, 2014, there were 40,357,982 shares of the Company’s no par value common stock outstanding.

EL PASO ELECTRIC COMPANY

( i)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EL PASO ELECTRIC COMPANY
BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)

ASSETS (In thousands)
Utility plant:
Electric plant in service	$3,148,820	$3,076,549
Less accumulated depreciation and amortization	(1,250,226)	(1,214,088)
Net plant in service	1,898,594	1,862,461
Construction work in progress	389,245	282,647
Nuclear fuel; includes fuel in process of $58,086 and $48,492, respectively	195,793	188,185
Less accumulated amortization	(84,649)	(75,820)
Net nuclear fuel	111,144	112,365
Net utility plant	2,398,983	2,257,473
Current assets:
Cash and cash equivalents	13,410	25,592
Accounts receivable, principally trade, net of allowance for doubtful accounts of $2,309 and $2,261, respectively	112,681	65,350
Accumulated deferred income taxes	15,553	26,965
Inventories, at cost	46,284	45,942
Undercollection of fuel revenues	10,781	7,248
Prepayments and other	8,678	7,694
Total current assets	207,387	178,791
Deferred charges and other assets:
Decommissioning trust funds	229,048	214,095
Regulatory assets	98,329	101,050
Other	32,449	34,879
Total deferred charges and other assets	359,826	350,024
Total assets	$2,966,196	$2,786,288

See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
BALANCE SHEETS (Continued)

	September 30, 2014	December 31, 2013
	(Unaudited)
CAPITALIZATION AND LIABILITIES (In thousands except for share data)
Capitalization:
Common stock, stated value $1 per share, 100,000,000 shares authorized, 65,709,570 and 65,639,091 shares issued, and 141,331 and 120,534 restricted shares, respectively	$65,851	$65,760
Capital in excess of stated value	317,501	314,443
Retained earnings	1,039,591	985,665
Accumulated other comprehensive income, net of tax	17,561	2,612
	1,440,504	1,368,480
Treasury stock, 25,492,919 shares at cost	(424,647)	(424,647)
Common stock equity	1,015,857	943,833
Long-term debt	984,688	999,620
Total capitalization	2,000,545	1,943,453
Current liabilities:
Current maturities of long-term debt	15,000	—
Short-term borrowings under the revolving credit facility	89,528	14,352
Accounts payable, principally trade	61,552	61,795
Taxes accrued	33,592	25,206
Interest accrued	14,391	12,189
Overcollection of fuel revenues	3,348	1,048
Other	24,406	22,932
Total current liabilities	241,817	137,522
Deferred credits and other liabilities:
Accumulated deferred income taxes	483,475	449,925
Accrued pension liability	57,729	84,012
Accrued postretirement benefit liability	54,554	50,655
Asset retirement obligation	69,566	65,214
Regulatory liabilities	27,161	26,416
Other	31,349	29,091
Total deferred credits and other liabilities	723,834	705,313
Commitments and contingencies
Total capitalization and liabilities	$2,966,196	$2,786,288
See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except for share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Operating revenues	$283,645	$282,661	$720,962	$700,065
Energy expenses:
Fuel	70,523	69,268	191,781	175,097
Purchased and interchanged power	18,071	17,395	54,114	46,185
	88,594	86,663	245,895	221,282
Operating revenues net of energy expenses	195,051	195,998	475,067	478,783
Other operating expenses:
Other operations	59,514	58,810	175,937	173,810
Maintenance	15,392	12,723	45,619	41,260
Depreciation and amortization	20,685	20,416	62,336	59,346
Taxes other than income taxes	17,964	18,153	48,883	44,782
	113,555	110,102	332,775	319,198
Operating income	81,496	85,896	142,292	159,585
Other income (deductions):
Allowance for equity funds used during construction	3,848	2,287	10,215	7,465
Investment and interest income, net	2,373	2,086	8,537	5,151
Miscellaneous non-operating income	52	12	2,159	14
Miscellaneous non-operating deductions	(1,036)	(537)	(2,054)	(2,641)
	5,237	3,848	18,857	9,989
Interest charges (credits):
Interest on long-term debt and revolving credit facility	14,617	14,623	43,803	43,829
Other interest	438	153	899	456
Capitalized interest	(1,270)	(1,302)	(3,797)	(3,911)
Allowance for borrowed funds used during construction	(2,190)	(1,379)	(5,841)	(4,520)
	11,595	12,095	35,064	35,854
Income before income taxes	75,138	77,649	126,085	133,720
Income tax expense	22,662	27,084	38,898	46,328
Net income	$52,476	$50,565	$87,187	$87,392

Basic earnings per share	$1.30	$1.26	$2.16	$2.17

Diluted earnings per share	$1.30	$1.26	$2.16	$2.17

Dividends declared per share of common stock	$0.280	$0.265	$0.825	$0.780
Weighted average number of shares outstanding	40,213,741	40,132,250	40,181,367	40,107,555
Weighted average number of shares and dilutive potential shares outstanding	40,264,810	40,132,250	40,209,001	40,123,626

 See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except for share data)

	Twelve Months Ended
	September 30,
	2014	2013
Operating revenues	$911,259	$888,867
Energy expenses:
Fuel	243,452	221,041
Purchased and interchanged power	70,292	63,132
	313,744	284,173
Operating revenues net of energy expenses	597,515	604,694
Other operating expenses:
Other operations	239,282	236,240
Maintenance	65,427	57,994
Depreciation and amortization	82,616	78,573
Taxes other than income taxes	61,848	58,594
	449,173	431,401
Operating income	148,342	173,293
Other income (deductions):
Allowance for equity funds used during construction	12,758	10,303
Investment and interest income, net	10,419	6,715
Miscellaneous non-operating income	3,054	46
Miscellaneous non-operating deductions	(3,048)	(3,160)
	23,183	13,904
Interest charges (credits):
Interest on long-term debt and revolving credit facility	58,609	57,634
Other interest	874	781
Capitalized interest	(5,185)	(5,231)
Allowance for borrowed funds used during construction	(7,376)	(6,199)
	46,922	46,985
Income before income taxes	124,603	140,212
Income tax expense	36,225	48,001
Net income	$88,378	$92,211

Basic earnings per share	$2.19	$2.29

Diluted earnings per share	$2.19	$2.29

Dividends declared per share of common stock	$1.09	$1.03
Weighted average number of shares outstanding	40,169,801	40,084,525
Weighted average number of shares and dilutive potential shares outstanding	40,190,527	40,114,921

 See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF COMPREHENSIVE OPERATIONS
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014	2013
Net income	$52,476	$50,565	$87,187	$87,392	$88,378	$92,211
Other comprehensive income (loss):
Unrecognized pension and postretirement benefit costs:
Net gain (loss) arising during period	—	—	19,700	—	102,664	(2,109)
Prior service benefit	—	—	—	—	97	—
Reclassification adjustments included in net income for amortization of:
Prior service benefit	(2,065)	(1,369)	(5,594)	(4,169)	(6,985)	(5,610)
Net loss	1,615	2,903	4,567	8,323	6,716	11,316
Net unrealized gains/losses on marketable securities:
Net holding gains arising during period	897	4,300	7,965	8,861	16,803	6,802
Reclassification adjustments for net gains included in net income	(824)	(199)	(3,791)	(287)	(4,057)	(161)
Net losses on cash flow hedges:
Reclassification adjustment for interest expense included in net income	110	104	326	306	431	405
Total other comprehensive income (loss) before income taxes	(267)	5,739	23,173	13,034	115,669	10,643
Income tax benefit (expense) related to items of other comprehensive income (loss):
Unrecognized pension and postretirement benefit costs	171	(469)	(7,161)	(1,550)	(39,177)	(1,327)
Net unrealized gains on marketable securities	(31)	(796)	(889)	(1,433)	(2,556)	(1,300)
Losses on cash flow hedges	(42)	(39)	(174)	(129)	(213)	(143)
Total income tax benefit (expense)	98	(1,304)	(8,224)	(3,112)	(41,946)	(2,770)
Other comprehensive income (loss), net of tax	(169)	4,435	14,949	9,922	73,723	7,873
Comprehensive income	$52,307	$55,000	$102,136	$97,314	$162,101	$100,084
See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income	$87,187	$87,392
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of electric plant in service	62,336	59,346
Amortization of nuclear fuel	33,942	33,621
Deferred income taxes, net	35,990	45,479
Allowance for equity funds used during construction	(10,215)	(7,465)
Other amortization and accretion	14,470	12,345
Gain on sale of property, plant and equipment	(2,092)	—
Other operating activities	(3,843)	(484)
Change in:
Accounts receivable	(47,331)	(35,097)
Inventories	(1,000)	(4,772)
Net undercollection of fuel revenues	(1,233)	(8,362)
Prepayments and other	(4,381)	(5,471)
Accounts payable	3,557	(3,729)
Taxes accrued	7,669	6,794
Other current liabilities	3,255	9,654
Deferred charges and credits	(3,674)	(4,340)
Net cash provided by operating activities	174,637	184,911
Cash flows from investing activities:
Cash additions to utility property, plant and equipment	(189,273)	(165,303)
Cash additions to nuclear fuel	(28,772)	(19,895)
Capitalized interest and AFUDC:
Utility property, plant and equipment	(16,056)	(11,985)
Nuclear fuel	(3,797)	(3,911)
Allowance for equity funds used during construction	10,215	7,465
Decommissioning trust funds:
Purchases, including funding of $3.4 million	(54,343)	(36,413)
Sales and maturities	47,355	29,419
Proceeds from sale of property, plant and equipment	2,395	—
Other investing activities	4,438	4,856
Net cash used for investing activities	(227,838)	(195,767)
Cash flows from financing activities:
Dividends paid	(33,261)	(31,379)
Borrowings under the revolving credit facility:
Proceeds	186,215	34,167
Payments	(111,039)	(40,831)
Other financing activities	(896)	(210)
Net cash provided by (used for) financing activities	41,019	(38,253)
Net decrease in cash and cash equivalents	(12,182)	(49,109)
Cash and cash equivalents at beginning of period	25,592	111,057
Cash and cash equivalents at end of period	$13,410	$61,948
See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

A. Principles of Preparation
These condensed financial statements should be read in conjunction with the financial statements and notes thereto in the Annual Report of El Paso Electric Company on Form 10-K for the year ended December 31, 2013 (the "2013 Form 10-K"). Capitalized terms used in this report and not defined herein have the meaning ascribed to such terms in the 2013 Form 10-K. In the opinion of the Company’s management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company at September 30, 2014 and December 31, 2013; the results of its operations and comprehensive operations for the three, nine and twelve months ended September 30, 2014 and 2013; and its cash flows for the nine months ended September 30, 2014 and 2013. The results of operations and comprehensive operations for the three and nine months ended September 30, 2014 and the cash flows for the nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full calendar year.
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
Revenues. Revenues related to the sale of electricity are generally recorded when service is rendered or electricity is delivered to customers. The billing of electricity sales to retail customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. Unbilled revenues are estimated based on monthly generation volumes and by applying an average revenue/kWh to the number of estimated kWhs delivered but not billed. Accounts receivable included accrued unbilled revenues of $26.9 million at September 30, 2014 and $19.8 million at December 31, 2013. The Company presents revenues net of sales taxes in its statements of operations.

Supplemental Cash Flow Disclosures (in thousands)
	Nine Months Ended
	September 30,
	2014	2013
Cash paid (received) for:
Interest on long-term debt and borrowing under the revolving credit facility	$37,689	$36,975
Income tax paid (refunded), net	2,969	(36)
Non-cash financing activities:
Grants of restricted shares of common stock	3,025	2,607
Issuance of performance shares	—	849

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

In May 2014, the FASB issued new guidance (ASU 2014-09, Revenue from Contracts with Customers (Topic 606)) to provide a framework that replaces the existing revenue recognition guidance. ASU 2014-09 is the result of a joint effort by the FASB and the International Accounting Standards Board (IASB) intended to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. Generally Accepted Accounting Principles ("GAAP") and International Financial

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Reporting Standards. ASU 2014-09 provides that an entity should recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 is effective for annual periods and interim periods within that reporting period beginning after December 15, 2016, for public business entities. Early adoption of ASU 2014-09 is not permitted. The Company is currently assessing the future impact of this ASU.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

B. Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated Other Comprehensive Income (Loss) (net of tax) by component are presented below (in thousands):
	Three Months Ended September 30, 2014				Three Months Ended September 30, 2013
	Unrecognized Pension and Postretirement Benefit Costs	Net Unrealized Gains (Losses) on Marketable Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)	Unrecognized Pension and Postretirement Benefit Costs	Net Unrealized Gains (Losses) on Marketable Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)

Balance at beginning of period	$(9,539)	$39,483	$(12,214)	$17,730	$(74,198)	$26,030	$(12,429)	$(60,597)
Other comprehensive income before reclassifications	—	733	—	733	—	3,463	—	3,463
Amounts reclassified from accumulated other comprehensive income (loss)	(279)	(691)	68	(902)	1,065	(158)	65	972
Balance at end of period	$(9,818)	$39,525	$(12,146)	$17,561	$(73,133)	$29,335	$(12,364)	$(56,162)

	Nine Months Ended September 30, 2014				Nine Months Ended September 30, 2013
	Unrecognized Pension and Postretirement Benefit Costs	Net Unrealized Gains (Losses) on Marketable Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)	Unrecognized Pension and Postretirement Benefit Costs	Net Unrealized Gains (Losses) on Marketable Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)

Balance at beginning of period	$(21,330)	$36,240	$(12,298)	$2,612	$(75,737)	$22,194	$(12,541)	$(66,084)
Other comprehensive income before reclassifications	12,147	6,377	—	18,524	—	7,383	—	7,383
Amounts reclassified from accumulated other comprehensive income (loss)	(635)	(3,092)	152	(3,575)	2,604	(242)	177	2,539
Balance at end of period	$(9,818)	$39,525	$(12,146)	$17,561	$(73,133)	$29,335	$(12,364)	$(56,162)

	Twelve Months Ended September 30, 2014				Twelve Months Ended September 30, 2013
	Unrecognized Pension and Postretirement Benefit Costs	Net Unrealized Gains (Losses) on Marketable Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)	Unrecognized Pension and Postretirement Benefit Costs	Net Unrealized Gains (Losses) on Marketable Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)

Balance at beginning of period	$(73,133)	$29,335	$(12,364)	$(56,162)	$(75,403)	$23,994	$(12,626)	$(64,035)
Other comprehensive income (loss) before reclassifications	63,518	13,476	—	76,994	(1,331)	5,492	—	4,161
Amounts reclassified from accumulated other comprehensive income (loss)	(203)	(3,286)	218	(3,271)	3,601	(151)	262	3,712
Balance at end of period	$(9,818)	$39,525	$(12,146)	$17,561	$(73,133)	$29,335	$(12,364)	$(56,162)

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Amounts reclassified from accumulated other comprehensive income (loss) for the three, nine and twelve months ended September 30, 2014 and 2013 are as follows ( in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,		Affected Line Item in the Statement of Operations
	2014	2013	2014	2013	2014	2013

Amortization of pension and postretirement benefit costs:
Prior service benefit	$2,065	1,369	$5,594	4,169	$6,985	$5,610	(a)
Net loss	(1,615)	(2,903)	(4,567)	(8,323)	(6,716)	(11,316)	(a)
	450	(1,534)	1,027	(4,154)	269	(5,706)	(a)
Income tax effect	(171)	469	(392)	1,550	(66)	2,105
	279	(1,065)	635	(2,604)	203	(3,601)	(a)

Marketable securities:
Net realized gain on sale of securities	824	199	3,791	287	4,057	474	Investment and interest income, net
Unrealized losses on available-for-sale securities included in pre-tax income	—	—	—	—	—	(313)	Investment and interest income, net
	824	199	3,791	287	4,057	161	Income before income taxes
Income tax effect	(133)	(41)	(699)	(45)	(771)	(10)	Income tax expense
	691	158	3,092	242	3,286	151	Net income

Loss on cash flow hedge:
Amortization of loss	(110)	(104)	(326)	(306)	(431)	(405)	Interest on long-term debt and revolving credit facility
	(110)	(104)	(326)	(306)	(431)	(405)	Income before income taxes
Income tax effect	42	39	174	129	213	143	Income tax expense
	(68)	(65)	(152)	(177)	(218)	(262)	Net income

Total reclassifications	$902	$(972)	$3,575	$(2,539)	$3,271	$(3,712)

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

Energy Efficiency Cost Recovery Factor. The Company made its annual filing to establish its energy efficiency cost recovery factor for 2015 on May 1, 2014. In addition to projected energy efficiency costs for 2015 and true-up to prior year actual costs, the Company requested approval of a $2.0 million bonus for 2013 energy efficiency program results in accordance with PUCT rules. In a proposal for decision issued on October 7, 2014, the Administrative Law Judge ("ALJ") recommended approval of the Company's requested cost recovery including the requested bonus. The PUCT is scheduled to consider a final order at its November 14, 2014 open meeting.

Fuel and Purchased Power Costs. The Company's actual fuel costs, including purchased power energy costs, are recovered from customers through a fixed fuel factor. The PUCT has adopted a fuel cost recovery rule (the "Texas Fuel Rule") that allows the Company to seek periodic adjustments to its fixed fuel factor. The Company can seek to revise its fixed fuel factor based upon the approved formula at least four months after its last revision except in the month of December. On April 15, 2014, the Company filed a request, which was assigned Docket No. 42384, to increase its fixed fuel factor by $10.7 million or 6.9% annually, pursuant to its approved formula. The revised fixed fuel factor reflects expected increases in prices for natural gas over the twelve month period beginning March 2014. The increase in the fixed fuel factor received final approval on May 28, 2014 and was effective with May 2014 billings. On August 26, 2014, the Company filed a request with the PUCT, which was designated Docket No. 42779, to surcharge under-recovered fuel costs of $19.9 million to customers over a twelve month period to begin in October 2014. However, on October 3, 2014, the Company withdrew its surcharge request as the Company believes that, as a result of declining natural gas prices and the reimbursement by the United States Department of Energy ("DOE") of amounts spent by the Company on spent nuclear fuel storage (see Note D), under-recovered costs, which as of September 30, 2014 have been reduced to $10.7 million, can be recovered through the current fuel factor.
Fuel Reconciliation Proceeding. Pursuant to the 2012 Texas retail rate settlement discussed above, on September 27, 2013, the Company filed an application with the PUCT, designated as Docket No. 41852, to reconcile $545.3 million of fuel and purchased power expenses incurred during the 45-month period from July 1, 2009 through March 31, 2013. A settlement was reached and a final order was issued by the PUCT on July 11, 2014. The nine months ended September 30, 2014 financial results includes a $2.1 million, pre-tax increase to income reflecting the settlement of the Texas fuel reconciliation proceeding. The settlement included the recognition of $3.4 million of Palo Verde performance rewards associated with the 2009 to 2012 performance periods net of disallowed fuel and purchased power costs of $1.75 million of which $0.5 million had been reserved. Palo Verde performance rewards are not recorded on the Company's books until the PUCT has ordered a final determination in a fuel proceeding or comparable evidence of collectability is obtained. In addition, the Company reimbursed the City of El Paso approximately $0.1 million in incurred expenses. The settlement provided for the current mine reclamation costs related to the Four Corners generating units to continue in the amount of approximately $70 thousand per month. The Company also agreed to file a request in a separate proceeding for a PUCT finding on the reasonableness of its decision to not continue participation in Four Corners Units 4 & 5 after July 2016 after the Company enters into an agreement containing the terms of the disposition. The settlement provides that 100% of margins on non-arbitrage sales (as defined by the settlement) and 50% of margins on arbitrage sales be shared with its

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Texas customers beginning April 1, 2014. For the period April 1, 2014 through June 30, 2015, the Company's total share of margins assignable to Texas retail jurisdiction, on arbitrage and non-arbitrage off-system sales, may not exceed 10% of the total margins assignable to the Texas retail jurisdiction on all off-system sales. The PUCT's final order completes the regulatory review and reconciliation of the Company's fuel expenses for the period through March 31, 2013.
Montana Power Station Approvals. As discussed further below, the Company has received a Certificate of Convenience and Necessity ("CCN") from the PUCT to construct all four units of the Montana Power Station ("MPS") in El Paso County, Texas. The Company also obtained air permits from the Texas Commission on Environmental Quality ("TCEQ"), and Environmental Protection Agency ("EPA").
On June 23, 2014, the U.S. Supreme Court issued an opinion in the Utility Air Regulatory Group vs EPA regarding EPA's authority to require greenhouse gas emissions ("GHG") Prevention of Significant Deterioration ("PSD") permits for stationary sources. The opinion concluded that EPA erred in making applicability of the Clean Air Act ("CAA") permitting requirements based on GHG emissions. As a result, the Company believes its EPA air permit is no longer required and could be rescinded, and it is eligible for a standard air permit to replace the new source review permit issued by the TCEQ. Accordingly, on August 1, 2014, the Company submitted a request to EPA to rescind the EPA air permit which request remains pending. Also, on September 16, 2014, the Company applied for a standard air permit, which TCEQ issued on October 2, 2014.
On December 13, 2012, in PUCT Docket No. 40301, the Company received CCN approval from the PUCT for MPS Units 1 and 2. On September 6, 2013, the Company filed an application with the PUCT for issuance of a CCN to construct, own and operate two additional 88 MW natural gas-fired generating units designated as the MPS Units 3 and 4. The case was designated PUCT Docket No. 41763. Hearings in this case were held before an ALJ in February 2014. On July 11, 2014, the PUCT approved the CCN to construct MPS Units 3 and 4.
In 2013 the Company filed three transmission line CCN applications with the PUCT as part of the MPS Project:

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

The Company is requesting to build these transmission lines to connect the new MPS to the electrical grid in order to meet expected customer growth and electric demand and to improve system reliability. On March 10, 2014, the PUCT issued a final order approving a unanimous settlement in the MPS to Caliente transmission CCN filing. On August 18, 2014, the PUCT issued final orders approving unanimous settlements of the MPS In & Out transmission CCN filing and the MPS to Montwood transmission CCN filing.
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
Fuel and Purchased Power Cost Recovery. Fuel and purchased power costs are recovered through a Fuel and Purchased Power Cost Adjustment Clause (the "FPPCAC"). On January 8, 2014, the NMPRC approved the continuation of the FPPCAC without modification in NMPRC Case No. 13-00380-UT. Fuel and purchased power costs are reconciled to actual costs on a monthly basis and recovered or refunded to customers the second succeeding month. The Company recovers its investment in Palo Verde Unit 3 in New Mexico through the FPPCAC as purchased power using a proxy market price approved in the 2009 New Mexico rate stipulation.

Montana Power Station Approvals. The Company has received a CCN from the NMPRC to construct all four units of the MPS. The Company obtained air permits from the TCEQ and EPA as explained above. On September 6, 2013, the Company filed

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

an application with the NMPRC for issuance of a CCN to construct, own and operate two additional 88 MW natural gas-fired generating units designated as the MPS Units 3 and 4. The case was designated NMPRC Case No. 13-00297-UT. A final order approving the Company's application was issued on June 11, 2014.

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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

D. Palo Verde
Spent Nuclear Fuel and Waste Disposal
Pursuant to the Nuclear Waste Policy Act of 1982, as amended in 1987 (the "NWPA"), the DOE is legally obligated to accept and dispose of all spent nuclear fuel and other high-level radioactive waste generated by all domestic power reactors by 1998. The DOE's obligations are reflected in a contract for Disposal of Spent Nuclear Fuel and/or High-Level Radioactive Waste (the "Standard Contract") with each nuclear power plant. The DOE failed to begin accepting spent nuclear fuel by 1998. On May 17, 2012, Arizona Public Service Company ("APS") submitted to the government a claim for damages ("Initial Disclosure") associated with the DOE's partial breach of the Standard Contract with Palo Verde. The Initial Disclosure sought damages for spent nuclear fuel storage and management costs incurred by APS, on behalf of the participant owners of Palo Verde, for the period January 1, 2007 through June 30, 2011. On April 21, 2014, the Department of Justice recommended a payment amount of approximately $57 million for APS' claim, acting on behalf of itself and the participant owners of Palo Verde, for spent nuclear fuel related damages from January 1, 2007 through June 30, 2011, and reimbursement for certain ongoing future spent nuclear fuel storage costs through at least 2016 through an annual claims submission process. On October 8, 2014, the Company received approximately $9.1 million, representing its share of the award, which was recorded as an accounts receivable as of September 30, 2014. The majority of the award was refunded to customers through the applicable fuel adjustment clauses in September 2014. On October 31, 2014, APS acting on behalf of the participant owners of Palo Verde, submitted to the government an additional request for reimbursement of spent nuclear fuel storage costs for the period July 1, 2011 through June 30, 2014. The total submitted claim amount was $42.5 million, of which the Company’s portion is $6.7 million. Any reimbursement is anticipated to be received in the first half of 2015 and the majority will be refunded to customers through the applicable fuel adjustment clauses.
The One-Mill Fee
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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

E. Common Stock
Dividend Policy. The Company paid $11.3 million and $10.7 million in quarterly cash dividends during the three months ended September 30, 2014 and 2013, respectively. The Company paid a total of $33.3 million and $43.9 million in quarterly cash dividends during the nine and twelve months ended September 30, 2014, respectively. The Company paid a total of $31.4 million and $41.4 million in quarterly cash dividends during the nine and twelve months ended September 30, 2013, respectively.

Basic and Diluted Earnings Per Share. The basic and diluted earnings per share are presented below (in thousands except for share data):
	Three Months Ended September 30,
	2014	2013
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	40,213,741	40,132,250
Dilutive effect of unvested performance awards	51,069	—
Diluted number of common shares outstanding	40,264,810	40,132,250
Basic net income per common share:
Net income	$52,476	$50,565
Income allocated to participating restricted stock	(175)	(150)
Net income available to common shareholders	$52,301	$50,415
Diluted net income per common share:
Net income	$52,476	$50,565
Income reallocated to participating restricted stock	(175)	(150)
Net income available to common shareholders	$52,301	$50,415
Basic net income per common share:
Distributed earnings	$0.280	$0.265
Undistributed earnings	1.020	0.995
Basic net income per common share	$1.300	$1.260
Diluted net income per common share:
Distributed earnings	$0.280	$0.265
Undistributed earnings	1.020	0.995
Diluted net income per common share	$1.300	$1.260

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	40,181,367	40,107,555
Dilutive effect of unvested performance awards	27,634	16,071
Diluted number of common shares outstanding	40,209,001	40,123,626
Basic net income per common share:
Net income	$87,187	$87,392
Income allocated to participating restricted stock	(293)	(249)
Net income available to common shareholders	$86,894	$87,143
Diluted net income per common share:
Net income	$87,187	$87,392
Income reallocated to participating restricted stock	(293)	(249)
Net income available to common shareholders	$86,894	$87,143
Basic net income per common share:
Distributed earnings	$0.825	$0.780
Undistributed earnings	1.335	1.390
Basic net income per common share	$2.160	$2.170
Diluted net income per common share:
Distributed earnings	$0.825	$0.780
Undistributed earnings	1.335	1.390
Diluted net income per common share	$2.160	$2.170

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

	Twelve Months Ended September 30,
	2014	2013
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	40,169,801	40,084,525
Dilutive effect of unvested performance awards	20,726	28,122
Dilutive effect of stock options	—	2,274
Diluted number of common shares outstanding	40,190,527	40,114,921
Basic net income per common share:
Net income	$88,378	$92,211
Income allocated to participating restricted stock	(285)	(253)
Net income available to common shareholders	$88,093	$91,958
Diluted net income per common share:
Net income	$88,378	$92,211
Income reallocated to participating restricted stock	(285)	(253)
Net income available to common shareholders	$88,093	$91,958
Basic net income per common share:
Distributed earnings	$1.09	$1.03
Undistributed earnings	1.10	1.26
Basic net income per common share	$2.19	$2.29
Diluted net income per common share:
Distributed earnings	$1.09	$1.03
Undistributed earnings	1.10	1.26
Diluted net income per common share	$2.19	$2.29

The amount of restricted stock awards and performance shares at 100% performance level excluded from the calculation of the diluted number of common shares outstanding because their effect was antidilutive is presented below:

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014	2013
Restricted stock awards	59,627	54,224	60,264	49,455	59,296	47,636
Performance shares (a)	48,733	124,997	87,784	111,726	88,575	105,090
____________________

(a)	Certain performance shares were excluded from the computation of diluted earnings per share as no payouts would have been required based upon performance at the end of each corresponding period.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

F. Income Taxes
The Company files income tax returns in the United States ("U.S.") federal jurisdiction and in the states of Texas, New Mexico and Arizona. The Company is no longer subject to tax examination by the taxing authorities in the federal, Arizona and New Mexico jurisdictions for years prior to 2009. The Company is currently under audit in Texas for tax years 2007 through 2011. The Company reached a settlement with the Arizona Department of Revenue ("ADOR") in March 2014 in their audit of income tax returns for the years 1998 through 2007 which did not have a material effect on income tax expense. Additionally, the Company reached a settlement with the ADOR in September 2014 in their audit of income tax returns for 2008 which did not have a material effect on income tax expense.
For the three months ended September 30, 2014 and 2013, the Company’s effective tax rate was 30.2% and 34.9%, respectively. For the nine months ended September 30, 2014 and 2013, the Company's effective tax rate was 30.9% and 34.6%, respectively. For the twelve months ended September 30, 2014 and 2013, the Company's effective tax rate was 29.1% and 34.2%, respectively. The Company's effective tax rate for all time periods presented differs from the federal statutory tax rate of 35.0% primarily due to the allowance for equity funds used during construction, a domestic production activities deduction earned in 2014 and state income taxes. The Company's effective tax rate for the nine months ended September 30, 2014 also differs from the federal statutory tax rate of 35.0% due to capital gains in the qualified decommissioning trusts realized in the first quarter of 2014, which are taxed at a federal rate of 20.0%.
FASB guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In the three months ended September 30, 2014, a $2.8 million decrease was made to the reserve related to units of property for capitalized assets. In September 2014, the Company received an Issue Resolution Agreement ("IRA") from the Internal Revenue Service ("IRS") regarding the generation repairs deduction for all years. In the IRA, the IRS declared that the method used by the Company to calculate the generation repair deduction was substantially the same as the method outlined in the Revenue Procedure and declared that therefore no adjustment to the deduction taken in previous tax returns by the Company was required. A reconciliation of the September 30, 2014 and 2013 amount of unrecognized tax benefit is as follows (in thousands):

	2014	2013
Balance at January 1	$7,200	$9,800
Additions for tax positions of prior years	300	800
Reductions for tax positions of prior years	(2,800)	(4,100)
Balance at September 30	$4,700	$6,500

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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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
Clean Air Interstate Rule/Cross State Air Pollution Rule. The EPA promulgated the Cross-State Air Pollution Rule ("CSAPR") in August 2011, which rule involves requirements to limit emissions of nitrogen oxides ("NOx") and sulfur dioxide ("SO2") from certain of the Company's power plants in Texas and/or purchase allowances representing other parties' emissions reductions. CSAPR was intended to replace the EPA's 2005 Clean Air Interstate Rule ("CAIR"). While the U.S. Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") vacated CSAPR in August 2012 and allowed CAIR to stand until the EPA issued a proper replacement, on April 29, 2014, the U.S. Supreme Court reversed and upheld CSAPR, remanding certain portions of CSAPR to the D.C. Circuit for further consideration. On June 26, 2014, the EPA filed a motion asking the D.C. Circuit to lift its stay on CSAPR, which was scheduled to go into effect on January 1, 2012. On October 23, 2014, the D. C. Circuit lifted its stay of CSAPR, and oral arguments to address some provisions not previously addressed in litigation are to take place on March 11, 2015. The Company is evaluating what impact the D.C. Circuit actions may have on its operations.
Other Laws and Regulations and Risks. The Company intends to cease its participation in Four Corners Generating Station ("Four Corners") at the expiration of the 50-year participation agreement in July 2016. The Company believes that it has better economic and cleaner alternatives for serving the energy needs of its customers than coal-fired generation, which is subject to extensive regulation and litigation. For example, as a result of APS's recent Best Available Retrofit Technology Federal Implementation Plan compliance strategy notification to the EPA, Four Corners is required to install expensive pollution control equipment in order to continue operation in the future. The Company's share of the cost of these controls is currently estimated by APS to be approximately $39 million if the Company were to extend its participation in the plant. In addition, the EPA has entered into a consent decree which would require it to issue its final rulemaking regarding the regulation of coal combustion residuals ("CCR") under the federal Resource, Conservation and Recovery Act by December 19, 2014. Once issued, the Company may be required to incur significant costs to address CCRs either generated in the past and disposed of at or from Four Corners, as well as CCRs generated in connection with the ongoing operations of Four Corners. Further, assured supplies of water are important for the Company's operations and assets, including Four Corners. Four Corners is located in a region that has been experiencing drought conditions which could affect the plant's water supply. Four Corners has accordingly been involved in negotiations and proceedings with third parties relating to water supply issues. The drought conditions and related negotiations and proceedings could adversely affect the amount of power available, or the price thereof, from Four Corners. The Company is negotiating with APS on the disposition of its ownership interest in Four Corners to allow the other participants to pursue a life extension of the Four Corners plant.
Climate Change. On June 25, 2013, President Obama set forth his plan to address climate change. He reiterated a goal of reducing GHG "in the range of 17 percent" below 2005 levels by 2020. The plan included a variety of executive actions, including regulatory measures to reduce carbon dioxide emissions from power plants. In a White House memorandum of the same date, the President directed the EPA to issue a new proposal for GHG rulemaking addressing new power plants by September 20, 2013, and a rule for existing power plants by June 1, 2014. The formal proposal for new power plants was published in the Federal Register on January 8, 2014. The Company submitted its comments on the proposal to EPA on May 9, 2014. Also, on June 16, 2014, the EPA published the proposed rule, "Carbon Pollution Emission Guidelines for Existing Stationary Sources: Electric Utility Generating Units," also called the "Clean Power Plan" or the Clean Air Act Section 111(d) proposed rule, to limit GHGs from existing power plants. The rule is proposing state-specific rate-based goals for carbon dioxide emissions from the power sector, as well as guidelines for states to follow in developing plans to achieve the state-specific goals. The Company is reviewing the proposed rule and plans to provide comments to EPA in the assigned comment period. EPA is expected to issue a final rule by June 1, 2015. Given the significant remaining uncertainties regarding these rules, the costs of these potential requirements can not be estimated.
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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

that address alleged harm to the Navajo Nation. Settlement discussions are on-going and the Company is unable to predict the outcome of these settlement negotiations. The Company has accrued a total of $0.5 million as a loss contingency related to this matter.
Earthjustice filed a lawsuit in the United States District Court for New Mexico on October 4, 2011 for alleged violations of the Prevention of Significant Deterioration ("PSD") provisions of the CAA related to Four Corners. On January 6, 2012, Earthjustice filed a First Amended Complaint adding claims for violations of the CAA's New Source Performance Standards ("NSPS") program. Among other things, the plaintiffs seek to have the court enjoin operations at Four Corners until APS applies for and obtains any required PSD permits and complies with the referenced NSPS program. The plaintiffs further request the court to order the payment of civil penalties, including a beneficial mitigation project. On April 2, 2012, APS and the other Four Corners participants filed motions to dismiss with the court. The case is being held in abeyance while the parties seek to negotiate a settlement. On March 30, 2013, upon joint motion of the parties, the court issued an order deeming the motions to dismiss withdrawn without prejudice during pendency of the stay. At such time as the stay is lifted, APS, the Company and the other Four Corners participants may reinstate the motions to dismiss. Settlement discussions are on-going. The Company is unable to predict the outcome of this litigation.
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

H. Litigation
The Company is a party to various legal actions. In many of these matters, the Company has excess casualty liability insurance that covers the various claims, actions and complaints. Based on a review of these claims and applicable insurance coverage, the Company believes that none of these claims will have a material adverse effect on the financial position, results of operations or cash flows of the Company. See Notes C and G above and Notes C and K of the Notes to Financial Statements in the 2013 Form 10-K for discussion of the effects of government legislation and regulation on the Company.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

I. Employee Benefits
Retirement Plans
The net periodic benefit cost recognized for the three, nine and twelve months ended September 30, 2014 and 2013 is made up of the components listed below as determined using the projected unit credit actuarial cost method (in thousands):

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014	2013
Components of net periodic benefit cost:
Service cost	$2,112	$2,166	$6,474	$6,996	$8,805	$9,204
Interest cost	3,691	3,410	11,351	10,210	14,755	13,600
Expected return on plan assets	(4,681)	(4,281)	(14,017)	(12,831)	(18,294)	(16,442)
Amortization of:
Net loss	2,283	2,903	6,571	8,323	9,346	11,162
Prior service (benefit) cost	(877)	23	(2,030)	73	(2,006)	101
Net periodic benefit cost	$2,528	$4,221	$8,349	$12,771	$12,606	$17,625
During the nine months ended September 30, 2014, the Company contributed $10.4 million of its projected $10.9 million 2014 annual contribution to its retirement plans.
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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Other Postretirement Benefits
The net periodic benefit cost recognized for the three, nine and twelve months ended September 30, 2014 and 2013 is made up of the components listed below (in thousands):

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014	2013
Components of net periodic benefit cost:
Service cost	$712	$972	$2,134	$3,172	$2,805	$4,266
Interest cost	1,115	1,292	3,347	4,042	4,461	5,455
Expected return on plan assets	(529)	(485)	(1,587)	(1,435)	(2,103)	(1,864)
Amortization of:
Prior service benefit	(1,188)	(1,392)	(3,564)	(4,242)	(4,979)	(5,711)
Net (gain) loss	(668)	—	(2,004)	—	(2,630)	154
Net periodic benefit cost (benefit)	$(558)	$387	$(1,674)	$1,537	$(2,446)	$2,300

The Company has not contributed to its other postretirement benefits plan during the nine months ended September 30, 2014 and does not expect to contribute to its other postretirement benefit plan in 2014.

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
Long-Term Debt and Short-Term Borrowings Under the RCF. The fair values of the Company's long-term debt and short-term borrowings under the RCF are based on estimated market prices for similar issues and are presented below (in thousands):

	September 30, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Pollution Control Bonds	$193,135	$209,049	$193,135	$193,990
Senior Notes	696,553	828,958	696,485	734,515
RGRT Senior Notes (1)	110,000	117,145	110,000	115,850
RCF (1)	89,528	89,528	14,352	14,352
Total	$1,089,216	$1,244,680	$1,013,972	$1,058,707
_______________

(1)
Nuclear fuel financing as of September 30, 2014 and December 31, 2013 is funded through the $110 million RGRT Senior Notes and $17.5 million and $14.4 million, respectively under the RCF. As of September 30, 2014, $72.0 million was outstanding under the RCF for working capital or general corporate purposes. As of December 31, 2013, no amount was outstanding under the RCF for working capital or general corporate purposes. The interest rate on the Company's borrowings under the RCF is reset throughout the quarter reflecting current market rates. Consequently, the carrying value approximates fair value.

Marketable Securities. The Company's marketable securities, included in decommissioning trust funds in the balance sheets, are reported at fair value which was $229.0 million and $214.1 million at September 30, 2014 and December 31, 2013, respectively. These securities are classified as available for sale under FASB guidance for certain investments in debt and equity securities and are valued using prices and other relevant information generated by market transactions involving identical or comparable securities.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The reported fair values include gross unrealized losses on marketable securities whose impairment the Company has deemed to be temporary. The tables below present the gross unrealized losses and the fair value of these securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	September 30, 2014
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities (1):
Federal Agency Mortgage Backed Securities	$874	$(6)	$2,371	$(113)	$3,245	$(119)
U.S. Government Bonds	1,223	(4)	16,322	(799)	17,545	(803)
Municipal Obligations	4,344	(34)	11,679	(532)	16,023	(566)
Corporate Obligations	1,415	(15)	2,061	(86)	3,476	(101)
Total Debt Securities	7,856	(59)	32,433	(1,530)	40,289	(1,589)
Common Stock	801	(137)	—	—	801	(137)
Common Collective Trust-Equity Funds	16,760	(139)	—	—	16,760	(139)
Total Temporarily Impaired Securities	$25,417	$(335)	$32,433	$(1,530)	$57,850	$(1,865)

_________________

(1)	Includes approximately 101 securities.

	December 31, 2013
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities (2):
Federal Agency Mortgage Backed Securities	$6,444	$(169)	$1,421	$(119)	$7,865	$(288)
U.S. Government Bonds	8,114	(245)	10,866	(840)	18,980	(1,085)
Municipal Obligations	12,286	(335)	7,782	(479)	20,068	(814)
Corporate Obligations	3,284	(96)	901	(54)	4,185	(150)
Total Debt Securities	30,128	(845)	20,970	(1,492)	51,098	(2,337)
Common Stock	2,305	(126)	—	—	2,305	(126)
Total Temporarily Impaired Securities	$32,433	$(971)	$20,970	$(1,492)	$53,403	$(2,463)

_________________

(2)	Includes approximately 122 securities.
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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The reported fair values also include gross unrealized gains on marketable securities which have not been recognized in the Company's net income. The table below presents the unrecognized gross unrealized gains and the fair value of these securities, aggregated by investment category (in thousands):

	September 30, 2014		December 31, 2013
	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains
Description of Securities:
Federal Agency Mortgage Backed Securities	$12,975	$586	$9,929	$433
U.S. Government Bonds	12,482	279	6,258	126
Municipal Obligations	14,748	630	8,783	450
Corporate Obligations	11,645	729	9,188	506
Total Debt Securities	51,850	2,224	34,158	1,515
Common Stock	109,848	49,060	103,808	43,145
Equity Mutual Funds	—	—	16,802	3,081
Cash and Cash Equivalents	9,500	—	5,924	—
Total	$171,198	$51,284	$160,692	$47,741
The Company's marketable securities include investments in municipal, corporate and federal debt obligations. Substantially all of the Company's mortgage-backed securities, based on contractual maturity, are due in ten years or more. The mortgage-backed securities have an estimated weighted average maturity which generally range from three years to eight years and reflects anticipated future prepayments. The contractual year for maturity of these available-for-sale securities as of September 30, 2014 is as follows (in thousands):

	Total	2014	2015 through 2018	2019 through 2023	2024 and Beyond
Municipal Debt Obligations	$30,771	$—	$11,151	$15,911	$3,709
Corporate Debt Obligations	15,121	—	3,267	7,441	4,413
U.S. Government Bonds	30,027	—	15,931	7,236	6,860
The Company recognizes impairment losses on certain of its securities deemed to be other than temporary. In accordance with FASB guidance, these impairment losses are recognized in net income, and a lower cost basis is established for these securities. The Company did not recognize other than temporary impairment losses on its available-for-sale securities in the three, nine and twelve month periods ending September 30, 2014. The Company did not recognize other than temporary impairment losses on its available-for-sale securities in the three and nine month periods ending September 30, 2013, however for the twelve months ended September 30, 2013, $0.3 million of other than temporary impairment losses were recognized.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The Company's marketable securities in its decommissioning trust funds are sold from time to time and the Company uses the specific identification basis to determine the amount to reclassify out of accumulated other comprehensive income and into net income. The proceeds from the sale of these securities and the related effects on pre-tax income are as follows (in thousands):

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014	2013
Proceeds from sales or maturities of available-for-sale securities	$10,980	$7,057	$47,355	$29,419	$74,083	$53,866
Gross realized gains included in pre-tax income	$1,239	$212	$4,502	$593	$4,895	$814
Gross realized losses included in pre-tax income	(415)	(13)	(711)	(306)	(838)	(340)
Gross unrealized losses included in pre-tax income	—	—	—	—	—	(313)
Net gains in pre-tax income	$824	$199	$3,791	$287	$4,057	$161
Net unrealized holding gains included in accumulated other comprehensive income	$897	$4,300	$7,965	$8,861	$16,803	$6,802
Net gains reclassified out of accumulated other comprehensive income	(824)	(199)	(3,791)	(287)	(4,057)	(161)
Net gains in other comprehensive income	$73	$4,101	$4,174	$8,574	$12,746	$6,641
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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

During the first quarter of 2014, the Company sold its nuclear decommissioning trust investments in equity mutual funds, classified as Level 1, and invested those assets in common collective trusts which are classified as Level 2. The fair value of the Company's decommissioning trust funds and investment in debt securities, at September 30, 2014 and December 31, 2013, and the level within the three levels of the fair value hierarchy defined by FASB guidance are presented in the table below (in thousands):

Description of Securities	Fair Value as of September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading Securities:
Investments in Debt Securities	$1,608	$—	$—	$1,608
Available for sale:
U.S. Government Bonds	$30,027	$30,027	$—	$—
Federal Agency Mortgage Backed Securities	16,220	—	16,220	—
Municipal Obligations	30,771	—	30,771	—
Corporate Obligations	15,121	—	15,121	—
Subtotal, Debt Securities	92,139	30,027	62,112	—
Common Stock	110,649	110,649	—	—
Common Collective Trust-Equity Funds	16,760	—	16,760	—
Cash and Cash Equivalents	9,500	9,500	—	—
Total available for sale	$229,048	$150,176	$78,872	$—

Description of Securities	Fair Value as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading Securities:
Investments in Debt Securities	$1,555	$—	$—	$1,555
Available for sale:
U.S. Government Bonds	$25,238	$25,238	$—	$—
Federal Agency Mortgage Backed Securities	17,794	—	17,794	—
Municipal Obligations	28,851	—	28,851	—
Corporate Obligations	13,373	—	13,373	—
Subtotal, Debt Securities	85,256	25,238	60,018	—
Common Stock	106,113	106,113	—	—
Equity Mutual Funds	16,802	16,802	—	—
Cash and Cash Equivalents	5,924	5,924	—	—
Total available for sale	$214,095	$154,077	$60,018	$—
There were no transfers in or out of Level 1 and Level 2 fair value measurements categories due to changes in observable inputs during the three, nine and twelve month periods ending September 30, 2014 and 2013. There were no purchases, sales, issuances, and settlements related to the assets in the Level 3 fair value measurement category during the three, nine and twelve months ended September 30, 2014 and 2013.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
El Paso Electric Company:

We have reviewed the balance sheet of El Paso Electric Company as of September 30, 2014, the related statements of operations, and comprehensive operations, for the three-month, nine-month and twelve-month periods ended September 30, 2014 and 2013, and the related statements of cash flows for the nine-month periods ended September 30, 2014 and 2013. These financial statements are the responsibility of the Company's management.
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
November 6, 2014

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

28

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

Summary
The following is an overview of our results of operations for the three, nine and twelve month periods ended September 30, 2014 and 2013. Net income and basic earnings per share for the three, nine and twelve month periods ended September 30, 2014 and 2013 are shown below:

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014	2013
Net income (in thousands)	$52,476	$50,565	$87,187	$87,392	$88,378	$92,211
Basic earnings per share	1.30	1.26	2.16	2.17	2.19	2.29

The following table and accompanying explanations show the primary factors affecting the after-tax change in net income between the 2014 and 2013 periods presented (in thousands):

	Three Months Ended	Nine Months Ended	Twelve Months Ended
September 30, 2013 net income	$50,565	$87,392	$92,211
Change in (net of tax):
Decreased income taxes (a)	2,857	3,029	4,436
Increased allowance for funds used during construction (b)	2,089	3,609	3,221
Decreased employee pension and benefits (c)	1,309	2,773	3,163
Increased investment and interest income (d)	281	2,715	2,980
Decreased (increased) taxes other than income taxes (e)	123	(2,665)	(2,115)
Palo Verde performance rewards, net (f)	—	1,393	1,393
Increased operations and maintenance at fossil-fuel generating plants (g)	(1,984)	(2,469)	(3,537)
Increased administrative and general compensation (h)	(943)	(1,997)	(1,868)
Decreased retail non-fuel base revenues (i)	(830)	(4,519)	(6,150)
Increased depreciation and amortization (j)	(174)	(1,944)	(2,628)
Increased transmission and distribution operations and maintenance expense (k)	(125)	(416)	(2,007)
Other	(692)	286	(721)
September 30, 2014 net income	$52,476	$87,187	$88,378

______________

(a)	Income taxes, not reflected in other income items below, decreased primarily due to a domestic production activities deduction in 2014, whereas there was no such deduction in 2013.

(b)
Allowance for funds used during construction ("AFUDC") increased in the three, nine and twelve months ended September 30, 2014 compared to the same periods last year primarily due to higher balances of construction work in progress including the Montana Power Station.

(c)
Employee pension and benefits expense decreased as a result of changes in actuarial assumptions used to calculate expenses for our pension and post-retirement employee benefit plans and plan modifications.

(d)
Investment and interest income increased for the nine and twelve month periods ended September 30, 2014, compared to the same periods last year, primarily due to gains on the sale of equity investments in our Palo Verde decommissioning trust funds.

(e)
Taxes other than income taxes increased for the nine and twelve month periods ended September 30, 2014, compared to the same periods last year, primarily due to an increase in property tax accruals reflecting both increased property values and higher assessment rates. In the first quarter of 2014, an Arizona tax district in which Palo Verde operates adjusted its 2013 property tax rate which resulted in a one-time increase in property taxes of $1.3 million in the nine and twelve months ended September 30, 2014.

(f)
Recognition of the Palo Verde performance rewards in the second quarter of 2014 associated with the 2009 to 2012 performance periods, net of disallowed fuel and purchased power costs related to the resolution of the Texas fuel reconciliation proceeding designated as PUCT Docket No. 41852.

(g)
Fossil-fuel generating plants operations and maintenance expense increased for the three, nine, and twelve month periods ended September 30, 2014, compared to the same periods last year primarily due to maintenance at the Rio Grande and Newman generating plants with a reduced level of activity in the same periods last year.

(h)	Administrative and general compensation increased primarily due to increased short-term employee incentive accrual in 2014 when compared to the same periods last year.

(i)
Retail non-fuel base revenues decreased for the three, nine, and twelve month periods ended September 30, 2014 compared to the same periods last year primarily due to a reduction in revenues from sales to public authorities which reflects increased use of an interruptible rate at a military installation in our service territory as well as other energy saving programs at military installations. Retail non-fuel base revenues also decreased for the nine and twelve months ended September 30, 2014, compared to the same periods last year, primarily due to reduced kWh sales to our residential customers in the first and second quarters. The reduced kWh sales to residential customers was driven by milder weather in the 2014 periods compared to the same periods last year. Retail non-fuel base revenues exclude fuel recovered through New Mexico base rates. For a complete discussion of non-fuel base revenues, see page 32.

(j)
Depreciation and amortization increased for the three, nine and twelve month periods ended September 30, 2014, compared to the same periods last year, primarily due to an increase in depreciable plant including Rio Grande Unit 9 which began commercial operation in May 2013.

(k)
Transmission and distribution operations and maintenance expense increased for the twelve months ended September 30, 2014 compared to the same period last year primarily due to a $1.9 million refund from Public Service Company of New Mexico for the transmission of energy recorded in the fourth quarter of 2012 with no comparable activity in the current period.

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
Weather significantly impacts our residential, small commercial and industrial customers, and to a lesser extent, our sales to public authorities. Heating and cooling degree days can be used to evaluate the effect of weather on energy use. For each degree the average outdoor temperature varies from a standard of 65 degrees Fahrenheit a degree day is recorded. For the three, nine and twelve months ended September 30, 2014, retail non-fuel base revenues were negatively impacted by milder weather when compared to the same periods in 2013. Cooling degree days in the third quarter of 2014 decreased 2.0% when compared to the same period in 2013 and were 4.0% lower than the 10-year average. For the nine months ended September 30, 2014, heating degree days decreased 26.6% when compared to the same period last year and were 17.0% below the 10-year average. Cooling degree days for the nine months ended September 30, 2014 decreased 3.1% compared to the same period last year and were relatively unchanged from the 10-year average. For the twelve months ended September 30, 2014 cooling degree days decreased 5.9% and heating degree days decreased by 7.4% when compared to the same period last year. Cooling degree days were relatively unchanged when compared to the 10-year average while heating degree days decreased 8.8%. The table below shows heating and cooling degree days compared to a 10-year average.

	Three Months Ended			Nine Months Ended			Twelve Months Ended
	September 30,			September 30,			September 30,
			10-Year			10-Year			10-Year
	2014	2013	Average	2014	2013	Average	2014	2013	Average*
Heating degree days	—	—	1	1,042	1,419	1,255	2,049	2,213	2,247
Cooling degree days	1,415	1,444	1,474	2,535	2,615	2,551	2,615	2,779	2,633
______________
* Calendar year basis.

Customer growth is a key driver of the growth of retail sales. The average number of retail customers grew 1.4% for both the three and nine month periods ended September 30, 2014 when compared to the same periods last year and 1.3% for the twelve month period. See the tables presented on pages 35, 36, and 37 which provide detail on the average number of retail customers and the related revenues and kWh sales.
Retail non-fuel base revenues. Retail non-fuel base revenues decreased $1.3 million, or 0.7% for the three months ended September 30, 2014, when compared to the same period last year. The decrease in retail non-fuel base revenues reflected a $3.0 million reduction in non-fuel base revenues from sales to public authorities which is primarily due to increased use of an interruptible rate at a military installation in our service territory which is lower than the previous rate applied for those services, as well as energy savings from energy conservation and efficiency programs and use of solar distributed generation at military installations, and reduced sales to a local water utility primarily due to reduced ground water pumping in the third quarter of 2014. The decrease in retail non-fuel base revenues was partially offset by a $1.3 million increase in non-fuel base revenues from sales to residential customers. KWh sales to residential customers increased by 1.6% due to a 1.3% increase in the average number of residential customers served. KWh sales to small commercial and industrial customers increased 2.1% compared to the same quarter in 2013 reflecting a 1.9% increase in the average number of small commercial and industrial customers served. Retail non-fuel base revenues and kWh sales to large commercial and industrial customers were relatively unchanged for the quarter.
Retail non-fuel base revenues decreased $7.0 million, or 1.6% for the nine months ended September 30, 2014, when compared to the same period last year. The decrease in retail non-fuel base revenues reflected milder weather in 2014, primarily in the first quarter, which impacted sales to residential, small commercial and industrial, and to a lesser extent public authority customers. Retail non-fuel base revenues from sales to residential customers decreased by $3.5 million reflecting a 2.4% decrease in kWh sales despite a 1.3% increase in the average number of residential customers served. Retail non-fuel base revenues from sales to public authorities decreased $2.8 million which reflects increased use of an interruptible rate at a military installation in our service territory which is lower than the previous rate applied for those services, as well as energy savings from energy conservation and efficiency programs and use of solar distributed generation at military installations, and reduced sales to a local water utility in the third quarter of 2014. Non-fuel base revenues from sales to small commercial and industrial customers increased slightly when compared to the same period in 2013 due to a 2.0% increase in the average number of small commercial and industrial customers served partially offset by milder weather. KWh sales to large commercial and industrial customers decreased 2.2% and non-fuel base revenues decreased 2.5% as several customers ceased operations.
Retail non-fuel base revenues decreased by $9.5 million, or 1.7%, for the twelve months ended September 30, 2014, when compared to the same period last year, primarily due to a $4.0 million, or 4.2%, reduction in non-fuel base revenues from sales to our public authority customers reflecting reduced sales to the military installations in our service territory which were negatively impacted by the federal government shutdown in October 2013, increased use of an interruptible rate at a military installations in our service territory as well as other energy saving conservation and efficiency programs and use of solar distributed generation at military installations, and reduced sales to a local water utility in the third quarter of 2014. Retail non-fuel base revenues from sales to our residential customers decreased $3.5 million, or 1.5%, reflecting a 1.7% decrease in kWh sales due to milder winter weather and cooler summer weather during the current period. The decrease for the twelve month period is also due to a $1.2 million, or 3.0% decrease in non-fuel base revenues from sales to large commercial and industrial customers reflecting a 2.2% decrease in kWh sales as several customers ceased operations. Retail non-fuel base revenues decreased $0.7 million, or 0.4%, from sales to small commercial and industrial customers.
Fuel revenues. Fuel revenues consist of (i) revenues collected from customers under fuel recovery mechanisms approved by the state commissions and the FERC, (ii) deferred fuel revenues which are comprised of the difference between fuel costs and fuel revenues collected from customers, and (iii) fuel costs recovered in base rates in New Mexico. In New Mexico and with our sales for resale customer, the fuel adjustment clause allows us to recover under-recoveries or refund over-recoveries of current fuel costs above the amount recovered in base rates with a two-month lag. In Texas, fuel costs are recovered through a fixed fuel factor. We can seek to revise our fixed fuel factor based upon an approved formula at least four months after our last revision except in the month of December. In addition, if we materially over-recover fuel costs, we must seek to refund the over-recovery, and if we materially under-recover fuel costs, we may seek a surcharge to recover those costs. Fuel over and under recoveries are defined as material when they exceed 4% of the previous twelve months' fuel costs.
On July 10, 2014, the PUCT approved a settlement in the Texas fuel reconciliation proceeding designated as PUCT Docket No. 41852 and financial implications of the settlement were recorded in the second quarter of 2014 increasing fuel revenues by $2.2 million. This amount included $3.4 million of Palo Verde performance rewards associated with the 2009 to 2012 performance periods net of disallowed fuel and purchased power costs of $1.75 million as determined by the PUCT of which $0.5 million had been reserved. The settlement provided for the reconciliation of fuel costs incurred from July 1, 2009 through March 31, 2013.

In the three months ended September 30, 2014, we over-recovered our fuel costs by $12.1 million. In the nine and twelve months ended September 30, 2014, we under-recovered our fuel costs by $1.2 million and $3.7 million, respectively. In May 2014, we implemented a 6.9% increase in our fixed fuel factor in Texas which was based upon a formula that reflects increases in prices for natural gas. In September 2014, $8.3 million was credited to customers through the applicable fuel adjustment clauses as the result of a reimbursement from the United States Department of Energy ("DOE") related to spent nuclear fuel storage. In the three months ended September 30, 2013 we over-recovered our fuel costs by $0.6 million. In the nine and twelve months ended September 30, 2013, we under-recovered our fuel costs by $8.4 million and $10.7 million, respectively. At September 30, 2014, we had a net fuel under-recovery balance of $7.4 million, including an under-recovery balance of $10.7 million in Texas and an over-recovery balance of $3.3 million in New Mexico.

On August 26, 2014, we filed a request with the PUCT, which was designated Docket No. 42779, to surcharge under-recovered fuel costs of $19.9 million to customers over a twelve month period to begin in October 2014. However, on October 3, 2014, we withdrew our surcharge request as we believe that, as a result of declining natural gas prices and the reimbursement by the DOE, as mentioned above, of amounts we have incurred on spent nuclear fuel storage, our under-recovered costs, which as of September 30, 2014 have been reduced to $10.7 million, can be recovered through the current fuel factor.

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
Off-system sales revenues increased $3.0 million, or 12.3% for the three months ended September 30, 2014, when compared to the same period last year, as a result an 8.3% increase in kWh sales and higher average market prices for power. Retained margins from off-system sales increased $0.1 million, or 26.6% for the three months ended September 30, 2014, compared to the same period last year. Off-system sales revenues increased $14.9 million, or 23.6% for the nine months ended September 30, 2014, when compared to the same period last year, as a result of higher average market prices for power and a 5.9% increase in kWh sales. Retained margins from off-system sales increased $0.5 million for the nine months ended September 30, 2014, compared to the same period last year. Off-system sales revenues increased $15.3 million, or 18.6% for the twelve months ended September 30, 2014, when compared to the same period last year, as a result of higher average market prices for power and a 1.7% increase in kWh sales. Retained margins from off-system sales increased $0.6 million for the twelve months ended September 30, 2014, compared to the same period last year.

Comparisons of kWh sales and operating revenues are shown below (in thousands):
			Increase (Decrease)
Quarter Ended September 30:	2014	2013	Amount	Percent
kWh sales:
Retail:
Residential	894,525	880,105	14,420	1.6%
Commercial and industrial, small	694,928	680,380	14,548	2.1
Commercial and industrial, large	276,226	276,232	(6)	—
Sales to public authorities	424,445	449,469	(25,024)	(5.6)
Total retail sales	2,290,124	2,286,186	3,938	0.2
Wholesale:
Sales for resale	19,211	20,173	(962)	(4.8)
Off-system sales	740,153	683,600	56,553	8.3
Total wholesale sales	759,364	703,773	55,591	7.9
Total kWh sales	3,049,488	2,989,959	59,529	2.0
Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$81,296	$80,003	$1,293	1.6%
Commercial and industrial, small	61,143	60,259	884	1.5
Commercial and industrial, large	11,929	12,426	(497)	(4.0)
Sales to public authorities	28,266	31,222	(2,956)	(9.5)
Total retail non-fuel base revenues	182,634	183,910	(1,276)	(0.7)
Wholesale:
Sales for resale	771	777	(6)	(0.8)
Total non-fuel base revenues	183,405	184,687	(1,282)	(0.7)
Fuel revenues:
Recovered from customers during the period	54,405	42,962	11,443	26.6
Over collection of fuel (1)	(12,136)	(577)	(11,559)	—
New Mexico fuel in base rates	22,416	22,662	(246)	(1.1)
Total fuel revenues (2)	64,685	65,047	(362)	(0.6)
Off-system sales:
Fuel cost	22,007	20,223	1,784	8.8
Shared margins	5,126	4,007	1,119	27.9
Retained margins	605	478	127	26.6
Total off-system sales	27,738	24,708	3,030	12.3
Other (3)	7,817	8,219	(402)	(4.9)
Total operating revenues	$283,645	$282,661	$984	0.3
Average number of retail customers (4):
Residential	353,075	348,557	4,518	1.3%
Commercial and industrial, small	39,730	38,971	759	1.9
Commercial and industrial, large	49	51	(2)	(3.9)
Sales to public authorities	5,112	5,009	103	2.1
Total	397,966	392,588	5,378	1.4

______________

(1)	2014 includes a DOE refund related to spent fuel storage of $8.3 million.

(2)	Includes deregulated Palo Verde Unit 3 revenues for the New Mexico jurisdiction of $3.9 million and $3.0 million, respectively.

(3)	Represents revenues with no related kWh sales.

(4)	The number of retail customers presented are based on the number of service locations.

Comparisons of kWh sales and operating revenues are shown below (in thousands):
			Increase (Decrease)
Nine Months Ended September 30:	2014	2013	Amount	Percent
kWh sales:
Retail:
Residential	2,087,558	2,138,436	(50,878)	(2.4)%
Commercial and industrial, small	1,809,477	1,813,330	(3,853)	(0.2)
Commercial and industrial, large	794,891	813,099	(18,208)	(2.2)
Sales to public authorities	1,202,403	1,245,801	(43,398)	(3.5)
Total retail sales	5,894,329	6,010,666	(116,337)	(1.9)
Wholesale:
Sales for resale	51,931	52,313	(382)	(0.7)
Off-system sales	2,003,020	1,891,861	111,159	5.9
Total wholesale sales	2,054,951	1,944,174	110,777	5.7
Total kWh sales	7,949,280	7,954,840	(5,560)	(0.1)
Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$186,718	$190,242	$(3,524)	(1.9)%
Commercial and industrial, small	146,939	146,763	176	0.1
Commercial and industrial, large	30,220	30,995	(775)	(2.5)
Sales to public authorities	72,837	75,666	(2,829)	(3.7)
Total retail non-fuel base revenues	436,714	443,666	(6,952)	(1.6)
Wholesale:
Sales for resale	1,899	1,867	32	1.7
Total non-fuel base revenues	438,613	445,533	(6,920)	(1.6)
Fuel revenues:
Recovered from customers during the period	126,107	102,057	24,050	23.6
Under collection of fuel (1)	1,223	8,369	(7,146)	(85.4)
New Mexico fuel in base rates	55,643	57,213	(1,570)	(2.7)
Total fuel revenues (2)	182,973	167,639	15,334	9.1
Off-system sales:
Fuel cost	61,470	51,379	10,091	19.6
Shared margins	14,515	10,254	4,261	41.6
Retained margins	1,729	1,227	502	40.9
Total off-system sales	77,714	62,860	14,854	23.6
Other (3)	21,662	24,033	(2,371)	(9.9)
Total operating revenues	$720,962	$700,065	$20,897	3.0
Average number of retail customers (4):
Residential	351,813	347,357	4,456	1.3%
Commercial and industrial, small	39,477	38,704	773	2.0
Commercial and industrial, large	49	50	(1)	(2.0)
Sales to public authorities	5,090	4,980	110	2.2
Total	396,429	391,091	5,338	1.4
____________

(1)	2014 includes a DOE refund related to spent fuel storage of $8.3 million and $2.2 million related to Palo Verde performance rewards, net.

(2)	Includes deregulated Palo Verde Unit 3 revenues for the New Mexico jurisdiction of $11.9 million and $9.3 million, respectively.

(3)	Represents revenues with no related kWh sales.

(4)	The number of retail customers presented are based on the number of service locations.

Comparisons of kWh sales and operating revenues are shown below (in thousands):
			Increase (Decrease)
Twelve Months Ended September 30:	2014	2013	Amount	Percent
kWh sales:
Retail:
Residential	2,628,384	2,673,713	(45,329)	(1.7)%
Commercial and industrial, small	2,345,295	2,353,408	(8,113)	(0.3)
Commercial and industrial, large	1,077,171	1,101,345	(24,174)	(2.2)
Sales to public authorities	1,579,209	1,636,521	(57,312)	(3.5)
Total retail sales	7,630,059	7,764,987	(134,928)	(1.7)
Wholesale:
Sales for resale	60,850	63,517	(2,667)	(4.2)
Off-system sales	2,583,781	2,539,433	44,348	1.7
Total wholesale sales	2,644,631	2,602,950	41,681	1.6
Total kWh sales	10,274,690	10,367,937	(93,247)	(0.9)
Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$233,127	$236,599	$(3,472)	(1.5)%
Commercial and industrial, small	184,744	185,481	(737)	(0.4)
Commercial and industrial, large	39,460	40,696	(1,236)	(3.0)
Sales to public authorities	92,215	96,232	(4,017)	(4.2)
Total retail non-fuel base revenues	549,546	559,008	(9,462)	(1.7)
Wholesale:
Sales for resale	2,204	2,293	(89)	(3.9)
Total non-fuel base revenues	551,750	561,301	(9,551)	(1.7)
Fuel revenues:
Recovered from customers during the period	157,531	129,525	28,006	21.6
Under collection of fuel (1)	3,703	10,658	(6,955)	(65.3)
New Mexico fuel in base rates	71,725	73,486	(1,761)	(2.4)
Total fuel revenues (2)	232,959	213,669	19,290	9.0
Off-system sales:
Fuel cost	78,332	68,248	10,084	14.8
Shared margins	17,277	12,580	4,697	37.3
Retained margins	2,051	1,501	550	36.6
Total off-system sales	97,660	82,329	15,331	18.6
Other (3)	28,890	31,568	(2,678)	(8.5)
Total operating revenues	$911,259	$888,867	$22,392	2.5
Average number of retail customers (4):
Residential	351,234	346,849	4,385	1.3%
Commercial and industrial, small	39,416	38,686	730	1.9
Commercial and industrial, large	50	50	—	—
Sales to public authorities	5,079	4,966	113	2.3
Total	395,779	390,551	5,228	1.3

______________

(1)	2014 includes a DOE refund related to spent fuel storage of $8.3 million and $2.2 million related to Palo Verde performance rewards, net.

(2)	Includes deregulated Palo Verde Unit 3 revenues for the New Mexico jurisdiction of $14.0 million and $12.0 million, respectively.

(3)	Represents revenues with no related kWh sales.

(4)	The number of retail customers presented are based on the number of service locations.

Energy expenses
Our sources of energy include electricity generated from our nuclear, natural gas and coal generating plants and purchased power. Palo Verde represents approximately 34% of our available net generating capacity and approximately 49%, 54% and 54% of our Company-generated energy for the three, nine and twelve months ended September 30, 2014, respectively. Fluctuations in the price of natural gas, which also is the primary factor influencing the price of purchased power, have had a significant impact on our cost of energy.
Energy expenses increased $1.9 million or 2.2% for the three months ended September 30, 2014, when compared to the same period in 2013, primarily due to increased natural gas costs of $9.4 million due to a 13.0% increase in the average price of natural gas and a 4.4% increase in MWhs generated with natural gas, and increased total purchased power costs of $0.7 million due to a 13.2% increase in the average cost of purchased power partially offset by an 8.2% decrease in the MWhs purchased. Photovoltaic purchased power costs per MWh decreased for the three months ended September 30, 2014, when compared to the same period in 2013 primarily due to the lower priced purchases from Macho Springs solar photovoltaic project which began commercial operation in May 2014. The increase in energy expense was partially offset by a decrease in nuclear fuel expense related to an $8.9 million settlement with the DOE for reimbursement of spent fuel storage and management costs recorded in September 2014. The table below details the sources and costs of energy for the three months ended September 30, 2014 and 2013.

	Three Months Ended September 30,
	2014			2013
Fuel Type	Cost	MWh	Cost per MWh	Cost	MWh	Cost per MWh
	(in thousands)			(in thousands)
Natural gas	$61,707	1,289,419	$47.86	$52,319	1,235,419	$42.35
Coal	3,624	164,665	22.01	3,552	162,474	21.86
Nuclear (a)	5,192	1,370,091	10.28	13,397	1,369,267	9.78
Total	70,523	2,824,175	28.12	69,268	2,767,160	25.03
Purchased power:
Photovoltaic	5,420	65,854	82.30	3,490	31,035	112.45
Other	12,651	320,869	39.43	13,905	390,260	35.63
Total purchased power	18,071	386,723	46.73	17,395	421,295	41.29
Total energy	$88,594	3,210,898	30.36	$86,663	3,188,455	27.18
(a) Cost includes a DOE settlement of $8.9 million recorded in September 2014. Cost per MWh excludes this settlement.

Our energy expenses increased $24.6 million or 11.1% for the nine months ended September 30, 2014, when compared to 2013, primarily due to increased natural gas costs of $25.9 million due to a 19.0% increase in the average price of natural gas and increased total purchased power costs of $7.9 million due to a 18.9% increase in the average cost of purchased power. Photovoltaic purchased power costs per MWh decreased for the nine months ended September 30, 2014, when compared to the same period in 2013 primarily due to the lower priced purchases from Macho Springs solar photovoltaic project which began operation in May 2014. The increase in energy expense was partially offset by a decrease in nuclear fuel expense related to an $8.9 million settlement with the DOE for reimbursement of spent fuel storage and management costs recorded in September 2014. The table below details the sources and costs of energy for the nine months ended September 30, 2014 and 2013.

	Nine Months Ended September 30,
	2014			2013
Fuel Type	Cost	MWh	Cost per MWh	Cost	MWh	Cost per MWh
	(in thousands)			(in thousands)
Natural gas	$151,830	2,884,707	$52.63	$125,920	2,846,345	$44.24
Coal	9,517	436,889	21.78	10,561	486,544	21.71
Nuclear (a)	30,434	3,926,066	10.02	38,616	3,922,200	9.85
Total	191,781	7,247,662	27.69	175,097	7,255,089	24.13
Purchased power:
Photovoltaic	15,044	174,038	86.44	11,119	97,098	114.51
Other	39,070	974,317	41.17	35,066	1,046,284	33.51
Total purchased power	54,114	1,148,355	48.03	46,185	1,143,382	40.39
Total energy	$245,895	8,396,017	30.47	$221,282	8,398,471	26.35
(a) Cost includes a DOE settlement of $8.9 million recorded in September 2014. Cost per MWh excludes this settlement.

Our energy expenses increased $29.6 million or 10.4% for the twelve months ended September 30, 2014, when compared to 2013, primarily due to increased natural gas costs of $33.1 million due to a 15.5% increase in the average price of natural gas and increased total purchased power costs of $7.2 million due to a 19.3% increase in the average cost of purchased power. Photovoltaic purchased power costs per MWh decreased for the twelve months ended September 30, 2014, when compared to the same period in 2013 primarily due to the lower priced purchases from Macho Springs solar photovoltaic project which began commercial operation in May 2014. The increase in energy expense was partially offset by a decrease in nuclear fuel expense related to an $8.9 million settlement with the DOE for reimbursement of spent fuel storage and management costs recorded in September 2014. The table below details the sources and costs of energy for the twelve months ended September 30, 2014 and 2013.

	Twelve Months Ended September 30,
	2014			2013
Fuel Type	Cost	MWh	Cost per MWh	Cost	MWh	Cost per MWh
	(in thousands)			(in thousands)
Natural gas	$190,049	3,725,185	$51.02	$156,975	3,553,260	$44.18
Coal	12,636	586,062	21.56	14,244	661,097	21.55
Nuclear (a)	40,767	4,970,099	9.99	49,822	5,069,110	9.83
Total	243,452	9,281,346	27.19	221,041	9,283,467	23.81
Purchased power:
Photovoltaic	17,788	197,866	89.90	14,027	122,451	114.55
Other	52,504	1,355,037	39.51	49,105	1,517,631	32.36
Total purchased power	70,292	1,552,903	45.93	63,132	1,640,082	38.49
Total energy	$313,744	10,834,249	29.88	$284,173	10,923,549	26.01
(a) Cost includes a DOE settlement of $8.9 million recorded in September 2014. Cost per MWh excludes this settlement.
Other operations expense
Other operations expense increased $0.7 and $2.1 million for the three and nine months ended September 30, 2014, compared to the same periods last year, primarily due to an increase in administrative and general compensation including employee incentive compensation, increased customer care expenses primarily due to increased uncollectible customer accounts and increased payroll cost, increased injuries and damages expense, and an increase in transmission expense primarily related to increased wheeling costs. These increases were partially offset by a decrease in employee pension and benefits expense as a result of changes in actuarial assumptions used to calculate expenses for our pension and other post-retirement employee benefit plans and plan modifications.

Other operations expense increased $3.0 million, or 1.3% for the twelve months ended September 30, 2014, compared to the same periods last year and included an increase in transmission expense primarily related to a $1.9 million refund from Public Service Company of New Mexico for the transmission of energy recorded in the fourth quarter of 2012 with no comparable activity in the current period, an increase in administrative and general compensation including employee incentive compensation, and an increase in outside consulting and legal services. The increases in operations expense were offset by a decrease in employee pension and benefits expense as a result of changes in actuarial assumptions used to calculate expenses for our pension and other post-retirement employee benefit plans and plan modifications, and decreased employee pension and benefits expense at Palo Verde, and decreased operation expense at our fossil-fuel generating plants.

Maintenance expense
Maintenance expense increased $2.7 million, or 21.0% for the three months ended September 30, 2014, compared to the same period last year primarily due to maintenance at the Rio Grande and Newman generating plants in 2014. Maintenance expense increased $4.4 million, or 10.6% for the nine months ended September 30, 2014, compared to the same period last year primarily due to the maintenance at the Rio Grande and Newman generating plants with no comparable expense in the prior period. Maintenance expense increased $7.4 million, or 12.8%, for the twelve months ended September 30, 2014, compared to the same period last year primarily due to maintenance at the Rio Grande and Newman generating plants and increased maintenance expense at Palo Verde during refueling outages in the current twelve month period compared to the same period last year.
Depreciation and amortization expense
Depreciation and amortization expense remained relatively unchanged for the three months ended September 30, 2014 compared to the same period last year. Depreciation and amortization expense increased $3.0 million or 5.0% and $4.0 million or 5.1% for the nine and twelve month periods ended September 30, 2014, respectively, compared to the same periods last year primarily due to the increase in depreciable plant balances including Rio Grande Unit 9 which began commercial operation in May 2013.

Taxes other than income taxes

Taxes other than income taxes remained relatively unchanged for the three months ended September 30, 2014, compared to the same period in the prior year. Taxes other than income taxes increased $4.1 million, or 9.2% for the nine months ended September 30, 2014, and $3.3 million, or 5.6% for the twelve months ended September 30, 2014, compared to the same periods in the prior year primarily due to an increase in estimated property taxes and an increase in revenue related taxes. In the first quarter of 2014, the Arizona tax district in which Palo Verde operates adjusted its 2013 property tax rate which resulted in a one-time increase in property taxes of $1.3 million in the nine and twelve months ended September 30, 2014.
Other income (deductions)
Other income (deductions) increased $1.4 million for the three months ended September 30, 2014, compared to the same period last year, primarily due to increased allowance for equity funds used during construction ("AEFUDC") resulting from higher balances of construction work in progress partially offset by increased miscellaneous income deductions due to the timing and amount of charitable donations.

Other income (deductions) increased $8.9 million and $9.3 million for the nine and twelve months ended September 30, 2014, compared to the same periods last year, primarily due to (i) increased net realized gains on equity investments in our nuclear decommissioning trust, (ii) increased AEFUDC resulting from higher balances of construction work in progress, and (iii) increased miscellaneous non-operating income due primarily to a gain recognized on the sale of assets in 2014 with no comparable amounts being recorded in 2013.

Interest charges (credits)

Interest charges (credits) decreased by $0.5 million and $0.8 million, or 4.1% and 2.2%, for the three and nine months ended September 30, 2014 compared to the same period last year, respectively, primarily due to increased allowance for borrowed funds used during construction ("ABFUDC") as a result of higher balances of construction work in progress partially offset by an increase in interest on short-term borrowings for financing construction. Interest charges (credits) remained relatively unchanged for the twelve month period ended September 30, 2014, when compared to the same period last year.

Income tax expense

Income tax expense decreased $4.4 million or 16.3%, $7.4 million or 16.0%, and $11.8 million or 24.5% for the three, nine and twelve months ended September 30, 2014, respectively compared to the same periods last year, primarily due to an increase in the allowance for equity funds used during construction, a domestic production activities deduction earned in 2014 and decreased pre-tax income.
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
In May 2014, the FASB issued new guidance (ASU 2014-09, Revenue from Contracts with Customers (Topic 606)) to provide a framework that replaces the existing revenue recognition guidance. ASU 2014-09 is the result of a joint effort by the FASB and the International Accounting Standards Board (IASB) intended to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. Generally Accepted Accounting Principles ("GAAP") and International Financial Reporting Standards. ASU 2014-09 provides that an entity should recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 is effective for annual periods and interim periods within that reporting period beginning after December 15, 2016, for public business entities. Early adoption of ASU 2014-09 is not permitted. We are currently assessing the future impact of this ASU.
Inflation
For the last several years, inflation has been relatively low and, therefore, has had minimal impact on our results of operations and financial condition.

Liquidity and Capital Resources
We continue to maintain a strong balance of common stock equity in our capital structure which supports our bond ratings, allowing us to obtain financing from the capital markets at a reasonable cost. At September 30, 2014, our capital structure, including common stock, long-term debt, current maturities of long-term debt, and short-term borrowings under the revolving credit facility ("RCF"), consisted of 48.3% common stock equity and 51.7% debt. At September 30, 2014, we had on hand $13.4 million in cash and cash equivalents. We expect to issue long-term debt in the capital markets in late 2014 or early 2015 to repay short-term borrowings and finance capital requirements. Based on current projections, we believe that we will have adequate liquidity through the issuance of long-term debt, our current cash balances, cash from operations, and available borrowings under the RCF to meet all of our anticipated cash requirements for the next twelve months.
Our principal liquidity requirements in the near-term are expected to consist of capital expenditures to expand and support electric service obligations, expenditures for nuclear fuel inventory, interest payments on our indebtedness, cash dividend payments, operating expenses including fuel costs, maintenance costs and taxes.
Capital Requirements. During the nine months ended September 30, 2014, our capital requirements primarily consisted of expenditures for the construction and purchase of electric utility plant, cash dividend payments, and purchases of nuclear fuel. Projected utility construction expenditures are to expand and update our transmission and distribution systems, add new generation, and make capital improvements and replacements at Palo Verde and other generating facilities. We are constructing Montana Power Station ("MPS") Units 1 and 2, the first two (of four) natural gas-fired 88 MW simple-cycle aeroderivative combustion turbines that should reach commercial operation during the first quarter of 2015. As of September 30, 2014, we had expended $183.6 million, including $74.9 million during 2014 related to the MPS. These amounts include AFUDC. The total cost for MPS Units 1 and 2 and common plant is estimated to be $220 million. Estimated cash construction expenditures for all capital projects for 2014 are expected to be approximately $306.0 million. See Part I, Item 1, “Business - Construction Program” in our 2013 Form 10-K. Cash capital expenditures for new electric plant were $189.3 million in the nine months ended September 30, 2014 compared to $165.3 million in the nine months ended September 30, 2013. Capital requirements for purchases of nuclear fuel were $28.8 million for the nine months ended September 30, 2014 compared to $19.9 million for the nine months ended September 30, 2013.
On September 30, 2014, we paid a quarterly cash dividend of $0.28 per share or $11.3 million to shareholders of record on September 15, 2014. We have paid a total of $33.3 million in cash dividends during the nine months ended September 30, 2014. At the current dividend rate, we would expect to pay cash dividends of approximately $44.6 million during 2014. In addition, while we do not currently anticipate repurchasing shares in 2014, we may repurchase common stock in the future. Under our common stock repurchase program, purchases can be made at open market prices or in private transactions, and repurchased shares are available for issuance under employee benefit and stock incentive plans, or may be retired. No shares of common stock were repurchased during the nine months ended September 30, 2014. As of September 30, 2014, a total of 393,816 shares remain eligible for repurchase.
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
We continually evaluate our funding requirements related to our retirement plans, other post-retirement benefit plans, and nuclear decommissioning trust funds. We contributed $10.4 million of the projected $10.9 million 2014 annual contribution to our retirement plans and $3.4 million of the projected $4.5 million 2014 annual contribution to our nuclear decommissioning trust funds during the nine months ended September 30, 2014. In the nine months ended September 30, 2014, we did not make any contributions to our other post-retirement benefit plans and we do not expect to contribute to our other post-retirement benefits plan in 2014. We are in compliance with the funding requirements of the federal government for our benefit plans. In addition, we are in compliance with the funding requirements of the federal law and the Arizona Nuclear Power Project Participation Agreement for our nuclear decommissioning trust.
Capital Resources. Cash from operations was $174.6 million for the nine months ended September 30, 2014 and $184.9 million for the nine months ended September 30, 2013. The primary factors affecting the decreased cash flow from operations were a decrease in deferred income taxes and an increase in accounts receivable due to the timing of certain non-trade receivables.

Cash from operations has also been impacted by the timing of the recovery of fuel costs through fuel recovery mechanisms in Texas and New Mexico and our sales for resale customer. We recover actual fuel costs from customers through fuel adjustment mechanisms in Texas, New Mexico, and from our sales for resale customer. We record deferred fuel revenues for the under-recovery or over-recovery of fuel costs until they can be recovered from or refunded to customers. In Texas, fuel costs are recovered through a fixed fuel factor. We can seek to revise our fixed fuel factor at least four months after the last revision except in the month of December based upon our approved formula which allows us to adjust fuel rates to reflect changes in costs of natural gas. We are required to request to refund fuel costs in any month when the over-recovery balance exceeds a threshold material amount and we expect fuel costs to continue to be materially over-recovered. We are permitted to seek to surcharge fuel under-recoveries in any month the balance exceeds a threshold material amount that we expect fuel cost recovery to continue to be materially under-recovered. Fuel over and under-recoveries are considered material when they exceed 4% of the previous twelve months' fuel costs. On May 1, 2014, we increased our fixed fuel factor charged to our Texas retail customers by 6.9% to reflect increases in prices for natural gas. During the nine months ended September 30, 2014, we had an under-recovery of fuel costs of $1.2 million compared to an under-recovery of fuel costs of $8.4 million during the nine months ended September 30, 2013. At September 30, 2014, we had a net fuel under-recovery balance of $7.4 million, including an under-recovery balance of $10.7 million in Texas and an over-recovery balance of $3.3 million in New Mexico.
We maintain a RCF for working capital and general corporate purposes and the financing of nuclear fuel through the Rio Grande Resources Trust (“RGRT”). RGRT is the trust through which we finance our portion of nuclear fuel for Palo Verde and is consolidated in our financial statements. On January 14, 2014, we amended and extended our $300 million RCF, which includes an option to expand the size to $400 million, upon the satisfaction of certain conditions including obtaining commitments from lenders or third party financial institutions. The amended facility extends the maturity from September 2016 to January 2019. In addition, we may extend the January 2019 maturity, subject to lenders' approval, by two additional one year periods. The total amount borrowed for nuclear fuel by RGRT was $127.5 million at September 30, 2014, of which $17.5 million had been borrowed under the RCF and $110 million was borrowed through senior notes. At September 30, 2013, the total amounts borrowed for nuclear fuel by RGRT was $125.5 million of which $15.5 million was borrowed under the RCF and $110 million was borrowed through senior notes. Interest costs on borrowings to finance nuclear fuel are accumulated by RGRT and charged to us as fuel is consumed and recovered from customers through fuel recovery charges. At September 30, 2014, $72.0 million was outstanding under the RCF for working capital or general corporate purposes. No borrowings were outstanding at September 30, 2013 under the RCF for working capital or general corporate purposes.
We expect to issue long-term debt in late 2014 or early 2015. We believe we have adequate liquidity through the issuance of long-term debt, our current cash balances, cash from operations and our RCF to meet all of our anticipated cash requirements for the next twelve months. In the fourth quarter of 2013, we received approval from the NMPRC and the FERC to incrementally issue up to $300 million of long-term debt and to guarantee the issuance of up to $50 million of new debt by RGRT to finance future purchases of nuclear fuel and to refinance existing nuclear fuel debt obligations. Obtaining the ability to issue up to $300 million of new long-term debt, from time to time, provides us with the flexibility to access the debt capital markets when needed and when conditions are favorable.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk due to changes in interest rates, equity prices and commodity prices. See our 2013 Form 10-K, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," for a complete discussion of the market risks we face and our market risk sensitive assets and liabilities. As of September 30, 2014, there have been no material changes in the market risks we face or the fair values of assets and liabilities disclosed in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in our 2013 Form 10-K Annual Report.

Item 4.	Controls and Procedures
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of September 30, 2014, our disclosure controls and procedures are effective.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15, that occurred during the quarter ended September 30, 2014, that materially affected, or that were reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We hereby incorporate by reference the information set forth in Part I of this report under Notes C and H of Notes to Financial Statements.

Item 1A.	Risk Factors
Our 2013 Form 10-K includes a detailed discussion of our risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities.

Period	Total Number of Shares Purchased	Average Price Paid per Share (Including Commissions)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2014	—	$—	—	393,816
August 1 to August 31, 2014	—	—	—	393,816
September 1 to September 30, 2014	—	—	—	393,816

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

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
Nathan T. Hirschi
Senior Vice President - Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)
Dated: November 6, 2014

EL PASO ELECTRIC COMPANY
INDEX TO EXHIBITS

Exhibit Number	Exhibit

15	Letter re Unaudited Interim Financial Information

31.01	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

