Form 10-K
period 2014-12-31
EL PASO ELECTRIC CO /TX/
filed 2015-02-27
CIK 31978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
As of June 30, 2014, the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,597,139,431 (based on the closing price as quoted on the New York Stock Exchange on that date).
As of January 31, 2015, there were 40,352,478 shares of the Company’s no par value common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2015 annual meeting of its shareholders are incorporated by reference into Part III of this report.

DEFINITIONS
The following abbreviations, acronyms or defined terms used in this report are defined below:

Abbreviations, Acronyms or Defined Terms	Terms

ANPP Participation Agreement	Arizona Nuclear Power Project Participation Agreement dated August 23, 1973, as amended
APS	Arizona Public Service Company
ASU	Accounting Standards Updates
Company	El Paso Electric Company
DOE	United States Department of Energy
El Paso	City of El Paso, Texas
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fort Bliss	Fort Bliss, the United States Army post next to El Paso, Texas
Four Corners	Four Corners Generating Station
kV	Kilovolt(s)
kW	Kilowatt(s)
kWh	Kilowatt-hour(s)
Las Cruces	City of Las Cruces, New Mexico
MW	Megawatt(s)
MWh	Megawatt-hour(s)
NMPRC	New Mexico Public Regulation Commission
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

( i)

( ii)

FORWARD-LOOKING STATEMENTS
Certain matters discussed in this Annual Report on Form 10-K other than statements of historical information are "forward-looking statements." The Private Securities Litigation Reform Act of 1995 has established that these statements qualify for safe harbors from liability. Forward-looking statements may include words like we "believe", "anticipate", "target", "expect", "predict", "pro forma", "estimate", "intend", "will", "is designed to", "plan" and words of similar meaning. Forward-looking statements describe our future plans, objectives, expectations or goals. Such statements address future events and conditions concerning and include, but are not limited to, such things as:

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

•
the ability of our operating partners to maintain plant operations and manage operation and maintenance costs at the Palo Verde and Four Corners plants, including costs to comply with any new or expanded regulatory or environmental requirements,

•	reductions in output at generation plants operated by us,

•	unscheduled outages of generating units including outages at Palo Verde,

•	the size of our construction program and our ability to complete construction on budget,

•	potential delays in our construction schedule,

•	disruptions in our transmission system, and in particular the lines that deliver power from our remote generating facilities,

•	electric utility deregulation or re-regulation,

•	regulated and competitive markets,

•	ongoing municipal, state and federal activities,

•	economic and capital market conditions,

•	changes in accounting requirements and other accounting matters,

•	changing weather trends and the impact of severe weather conditions,

•	rates, cost recovery mechanisms and other regulatory matters including the ability to recover fuel costs on a timely basis,

•	changes in environmental laws and regulations and the enforcement or interpretation thereof, including those related to air, water or greenhouse gas emissions or other environmental matters,

( iii)

•	changes in customers' demand for electricity as a result of energy efficiency initiatives and emerging competing services and technologies,

•	cuts in military spending or shutdowns of the federal government that reduce demand for our services from military and governmental customers,

•	political, legislative, judicial and regulatory developments,

•	the impact of lawsuits filed against us,

•	the impact of changes in interest rates,

•
changes in, and the assumptions used for, pension and other post-retirement and post-employment benefit liability calculations, as well as actual and assumed investment returns on pension plan and other post-retirement plan assets,

•	the impact of recent U.S. health care reform legislation,

•
the impact of changing cost escalation and other assumptions on our nuclear decommissioning liability for Palo Verde, as well as actual and assumed investment returns on decommissioning trust fund assets,

•	Texas, New Mexico and electric industry utility service reliability standards,

•	possible physical or cyber attacks, intrusions or other catastrophic events,

•	homeland security considerations, including those associated with the U.S./Mexico border region,

•	coal, uranium, natural gas, oil and wholesale electricity prices and availability,

•	possible income tax and interest payments as a result of audit adjustments proposed by the IRS or state taxing authorities,

•	loss of key personnel, our ability to recruit and retain qualified employees and our ability to successfully implement succession planning, and

•	other circumstances affecting anticipated operations, sales and costs.
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
General
El Paso Electric Company (the "Company") is a public utility engaged in the generation, transmission and distribution of electricity in an area of approximately 10,000 square miles in west Texas and southern New Mexico. The Company also serves a full requirements wholesale customer in Texas. The Company owns or has significant ownership interests in several electrical generating facilities providing it with a net dependable generating capability of approximately 1,879 MW. For the year ended December 31, 2014, the Company’s energy sources consisted of approximately 47% nuclear fuel, 35% natural gas, 5% coal, 13% purchased power and less than 1% generated by Company-owned solar photovoltaic panels and wind turbines. The Company's current generation portfolio exhibits lower carbon intensity than most other electric utilities in the southwestern United States and the Company continues to expand its portfolio of renewable energy sources, particularly solar photovoltaic generation. As of December 31, 2014, the Company has power purchase agreements for 107 MW from solar photovoltaic generation facilities. (See "Energy Sources- Purchased Power").
The Company serves approximately 399,000 residential, commercial, industrial, public authority and wholesale customers. The Company distributes electricity to retail customers principally in El Paso, Texas and Las Cruces, New Mexico (representing approximately 62% and 12%, respectively, of the Company’s retail revenues for the year ended December 31, 2014). In addition, the Company’s wholesale sales include sales for resale to other electric utilities and power marketers. Principal industrial, public authority and other large retail customers of the Company include United States military installations, including Fort Bliss in Texas and White Sands Missile Range and Holloman Air Force Base in New Mexico, an oil refinery, several medical centers, two large universities and a steel production facility.
The Company’s principal offices are located at the Stanton Tower, 100 North Stanton, El Paso, Texas 79901 (telephone 915-543-5711). The Company was incorporated in Texas in 1901. As of January 31, 2015, the Company had approximately 1,000 employees, 38% of whom are covered by a collective bargaining agreement.
The Company makes available free of charge through its website, www.epelectric.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statement, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). In addition, copies of the annual report will be made available free of charge upon written request. The SEC also maintains an internet site that contains reports, proxy and information statements and other information for issuers that file electronically with the SEC. The address of that site is www.sec.gov. The information on the Company's website is not incorporated into this document by reference.
Facilities
As of December 31, 2014, the Company’s net dependable generating capability of 1,879 MW consists of the following:

Station	Primary Fuel Type	Company's Share of Net Dependable Generating Capability * (MW)	Company Ownership Interest	Location
Palo Verde	Nuclear	633	15.8%	Wintersburg, Arizona
Newman Power Station	Natural Gas	752	100%	El Paso, Texas
Rio Grande Power Station	Natural Gas	321	100%	Sunland Park, New Mexico
Four Corners (Units 4 and 5)	Coal	108	7%	Fruitland, New Mexico
Copper Power Station	Natural Gas	64	100%	El Paso, Texas
Renewables	Wind/Solar	1	100%	Hudspeth/El Paso Counties, Texas; Dona Ana County, New Mexico
Total		1,879
____________________
* During summer peak period, the Company owned renewables include a wind ranch with a total capacity of 1.32 MW and six solar photovoltaic facilities with a total capacity of 0.2 MW.

Palo Verde Station
The Company owns an interest, along with six other utilities, in the three nuclear generating units and common facilities ("Common Facilities") at Palo Verde. Arizona Public Service Company ("APS") serves as operating agent for Palo Verde, and under the ANPP Participation Agreement, the Company has limited ability to influence operations and costs at Palo Verde.

•
Palo Verde Operating Licenses. Operation of each of the three Palo Verde Units requires an operating license from the NRC.  The NRC issued full power operating licenses for Unit 1 in June 1985, Unit 2 in April 1986 and Unit 3 in November 1987, and issued renewed operating licenses for each of the three units in April 2011, which extended the licenses for Units 1, 2 and 3 to June 2045, April 2046 and November 2047, respectively.

•
Decommissioning. Pursuant to the ANPP Participation Agreement and federal law, the Company must fund its share of the estimated costs to decommission Palo Verde Units 1, 2 and 3, including the Common Facilities, through the term of their respective operating licenses. In 2013, the Palo Verde Participants approved the 2013 Palo Verde decommissioning study (the "2013 Study"), which estimated that the Company must fund approximately $380.7 million (stated in 2013 dollars) to cover its share of decommissioning costs. At December 31, 2014, the Company's decommissioning trust fund had a balance of $234.3 million. Although the 2013 Study was based on the latest available information, there can be no assurance that decommissioning cost estimates will not increase in the future or that regulatory requirements will not change.

•
Spent Fuel Storage. Pursuant to the Nuclear Waste Policy Act of 1982, as amended in 1987 (the "NWPA"), the DOE is legally obligated to accept and dispose of all spent nuclear fuel and other high-level radioactive waste generated by all domestic power reactors by 1998. The DOE's obligations are reflected in a contract for Disposal of Spent Nuclear Fuel and/or High-Level Radioactive Waste (the "Standard Contract") with each nuclear power plant. The DOE failed to begin accepting spent nuclear fuel by 1998. On December 19, 2012, APS, acting on behalf of itself and the participant owners of Palo Verde, filed a second breach of contract lawsuit against the DOE. This lawsuit sought to recover damages incurred due to the DOE’s failure to accept Palo Verde’s spent nuclear fuel for the period beginning January 1, 2007 through June 30, 2011. On August 18, 2014, APS and the DOE entered into a settlement agreement, stipulating to a dismissal of the lawsuit and payment of $57.4 million by the DOE to the Palo Verde owners for certain specified costs incurred by Palo Verde during the period January 1, 2007 through June 30, 2011. On October 8, 2014, the Company received approximately $9.1 million, representing its share of the award. The majority of the award was refunded to customers through the applicable fuel adjustment clauses. On October 31, 2014, APS acting on behalf of itself and the participant owners of Palo Verde, submitted to the government an additional request for reimbursement of spent nuclear fuel storage costs for the period July 1, 2011 through June 30, 2014. The total submitted claim amount was $42.5 million, of which the Company's portion is $6.7 million. The reimbursement is anticipated to be received in the first half of 2015, and the majority will be refunded to customers through the applicable fuel adjustment clauses.

•
DOE’s Construction Authorization Application for Yucca Mountain. The DOE had planned to meet its disposal obligations by designing, licensing, constructing, and operating a permanent geologic repository at Yucca Mountain, Nevada. In March 2010, the DOE filed a motion to dismiss with prejudice its Yucca Mountain construction authorization application that was pending before the NRC. Several interested parties have intervened in the NRC proceeding, and the proceeding has not been conclusively decided by the NRC or the courts. Additionally, a number of interested parties have filed a variety of lawsuits in different jurisdictions around the country challenging the DOE's authority to withdraw the Yucca Mountain construction authorization application and NRC’s cessation of its review of the Yucca Mountain construction authorization application. The cases have been consolidated into one matter at the U.S. Court of Appeals for the District of Columbia Circuit (the "D.C. Circuit"). In August 2013, the D.C. Circuit ordered the NRC to resume its review of the application with available appropriated funds.

On October 16, 2014, the NRC issued Volume 3 of the safety evaluation report developed as part of the Yucca Mountain construction authorization application. This volume addresses repository safety after permanent closure, and its issuance is a key milestone in the Yucca Mountain licensing process. Volume 3 contains the NRC staff’s finding that the DOE’s repository design meets the requirements that apply after the repository is permanently closed, including but not limited to the post-closure performance objectives in NRC’s regulations.
On December 18, 2014, the NRC issued Volume 4 of the safety evaluation report developed as part of the Yucca Mountain construction authorization application. This volume covers administrative and programmatic requirements for the repository. It documents the NRC staff’s evaluation of whether the DOE’s research and development and performance confirmation programs, as well as other administrative controls and systems, meet applicable NRC requirements. Volume 4 contains the NRC staff’s finding that most administrative and programmatic requirements in NRC regulations are met, except for certain requirements relating to ownership of land and water rights.
Publication of Volumes 3 and 4 does not signal whether or when the NRC might authorize construction of the repository. The Company cannot predict when spent fuel shipments to the DOE will commence.

•
Waste Confidence. On June 8, 2012, the D.C. Circuit issued its decision on a challenge by several states and environmental groups of the NRC’s rulemaking regarding temporary storage and permanent disposal of high level nuclear waste and spent nuclear fuel. The petitioners had challenged the NRC’s 2010 update to the agency’s Waste Confidence Decision and temporary storage rule (“Waste Confidence Decision”).

The D.C. Circuit found that the agency’s 2010 Waste Confidence Decision update constituted a major federal action, which, consistent with the National Environmental Policy Act (“NEPA”), requires either an environmental impact statement or a finding of no significant impact from the agency’s actions. The D.C. Circuit found that the NRC’s evaluation of the environmental risks from spent nuclear fuel was deficient, and therefore remanded the 2010 Waste Confidence Decision update for further action consistent with NEPA.
On September 6, 2012, the NRC Commissioners issued a directive to the NRC staff to proceed directly with development of a generic environmental impact statement to support an updated Waste Confidence Decision. The NRC Commissioners also directed the NRC staff to establish a schedule to publish a final rule and environmental impact study within 24 months of September 6, 2012.
In September 2013, the NRC issued its draft Generic Environmental Impact Statement (“GEIS”) to support an updated Waste Confidence Decision. On August 26, 2014, the NRC approved a final rule on the environmental effects of continued storage of spent nuclear fuel. The continued storage rule adopted the findings of the GEIS regarding the environmental impacts of storing spent fuel at any reactor site after the reactor’s licensed period of operations. As a result, those generic impacts do not need to be re-analyzed in the environmental reviews for individual licenses. Although Palo Verde had not been involved in any licensing actions affected by the D.C. Circuit’s June 8, 2012, decision, the NRC lifted its suspension on final licensing actions on all nuclear power plant licenses and renewals that went into effect when the D.C. Circuit issued its June 2012 decision. The August 24 final rule has been subject to continuing legal challenges before the NRC and the Court of Appeals.
Palo Verde has sufficient capacity at its on-site independent spent fuel storage installation (“ISFSI”) to store all of the nuclear fuel that will be irradiated during the initial operating license period, which ends in December 2027. Additionally, Palo Verde has sufficient capacity at its on-site ISFSI to store a portion of the fuel that will be irradiated during the period of extended operation, which ends in November 2047. If uncertainties regarding the United States government’s obligation to accept and store spent fuel are not favorably resolved, APS will evaluate alternative storage solutions that may obviate the need to expand the ISFSI to accommodate all of the fuel that will be irradiated during the period of extended operation.

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

The NRC has issued a series of interim staff guidance documents regarding implementation of these requirements. Due to the developing nature of these requirements, the Company cannot predict the ultimate financial or operational impacts on Palo Verde or the Company; however, the NRC has directed nuclear power plants to implement the first tier recommendations of the NRC’s Near Term Task Force. In response to these recommendations, Palo Verde expects to spend approximately $40 million for capital enhancements to the plant over the next two years (the Company's share is $6.3 million) in addition to the approximate $80 million (the Company’s share is $12.6 million) that has already been spent on capital enhancements as of December 31, 2014.

•
Liability and Insurance Matters. The Palo Verde Participants have insurance for public liability resulting from nuclear energy hazards, covered by primary liability insurance provided by commercial insurance carriers and an industry-wide retrospective assessment program. If a loss at a nuclear power plant covered by the programs exceeds the accumulated funds in the primary level of protection, the Company could be assessed retrospective premium adjustments on a per incident basis up to $60.4 million, with an annual payment limitation of approximately $9.0 million. The Palo Verde Participants also maintain $2.8 billion of "all risk" nuclear property insurance. The insurance provides coverage for property damage and decontamination at Palo Verde. For covered incidents involving property damage not accompanied by a release of radioactive material, the policy's coverage limit is $2.3 billion. In addition, the Company has secured insurance against portions of any increased cost of generation or purchased power and business interruption resulting from a sudden and unforeseen outage at Palo Verde.

Fossil-Fueled Plants
The Newman Power Station consists of three conventional steam-electric generating units and two combined cycle generating units. The station operates primarily on natural gas but the conventional steam-electric generating units can also operate on fuel oil.
The Company's Rio Grande Power Station consists of three conventional steam-electric generating units and one aeroderivative unit which operate on natural gas.
The Company's Copper Power Station consists of a natural gas combustion turbine used primarily to meet peak demand.
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
The Company notified the other participants in 2013 that it would not continue in Four Corners after the termination of the 50-year contractual term of the participation agreement but that it would offer to sell its interest to them in order to facilitate their decision to extend the life of the plant. On February 17, 2015, the Company and APS entered into an asset purchase agreement (the “Agreement”), providing for the purchase by APS of the Company’s interests in Four Corners. The cash purchase price is equal to the net book value of the Company’s interest in Four Corners at the date of closing, which is expected to occur not later than July 2016, subject to the receipt of regulatory approvals. The purchase price will be adjusted downward to reflect APS’s assumption in the Agreement of the Company’s obligation to pay for future plant decommissioning and mine reclamation expenses. At the closing, APS will also reimburse the Company for the undepreciated value of certain capital expenditures made prior thereto. APS will assume responsibility for all capital expenditures made after July 2016 and, with certain exceptions, any pre-2016 capital expenditures to be put into service following the closing. In addition, APS will indemnify the Company against liabilities and costs related to the future operation of Four Corners.
Wind and Solar Photovoltaic Facilities
The Company’s Hueco Mountain Wind Ranch consists of two wind turbines with a total capacity of 1.32 MW. The Company also owns six solar photovoltaic facilities with a total capacity of 0.2 MW.
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
(4) Runs from the Company's and PNM's high voltage direct current terminal at the Eddy County Substation near Artesia, New Mexico to the AMRAD Substation near Oro Grande, New Mexico. Due to damage caused by severe weather conditions which occurred in November and December of 2013, this transmission line is not currently in service. The Company currently anticipates that this line will return to service before May 2015.

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
See Part II, Item 8, "Financial Statements and Supplementary Data – Note K, Commitments, Contingencies and Uncertainties- Environmental Matters of Notes to Financial Statements" for more information regarding environmental risks, laws and regulations and legal proceedings for which we are and maybe subject to in the future.
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

The Company’s estimated cash construction costs for 2015 through 2019 are approximately $1.1 billion. Actual costs may vary from the construction program estimates shown. Such estimates are reviewed and updated periodically to reflect changed conditions.

By Year (1)(2)(3) (estimates in millions)		By Function (estimates in millions)
2015	$271	Production (1)(2)(3)	$514
2016	203	Transmission	156
2017	170	Distribution	332
2018	199	General	95
2019	254
Total	$1,097	Total	$1,097

__________________________

(1)	Does not include acquisition costs for nuclear fuel. See "Energy Sources – Nuclear Fuel."

(2)
$514 million has been allocated for new generating capacity of which $136 million is to construct four units of the Montana Power Station (the "MPS"). The $136 million consist of $11 million to complete construction of two 88 MW gas-fired LMS-100 units that are scheduled to come on line before March 31, 2015 and $112 million for two additional 88 MW gas fired LMS-100 units scheduled to come on line before the summer peak in 2016 and 2017. An additional $13 million of common costs is associated with the development of the MPS common facilities. In addition to the construction costs for the MPS, $155 million of construction costs are included from 2018 through 2019 for a combined cycle unit scheduled to be completed in 2022. In addition to construction costs for new generating capacity, generation costs include $24 million for other local generation, $13 million for Four Corners (which excludes costs for pollution control equipment that would be placed in service after the Company’s planned exit in July 2016), and $186 million for Palo Verde. The Company plans to deactivate Rio Grande Power Station Unit 6 (“Rio Grande 6”) before the peak demand of 2015. Rio Grande 6 is a 45 MW steam-electric generating unit which was originally placed in service in 1957. The Company may decide to reactivate Rio Grande 6 if needed. Additionally, as noted above, the Company intends to cease its participation in Four Corners in 2016.

(3)
Does not include four utility-scale solar energy generating facilities that may result from a recent request for proposal (RFP). These solar projects could have a combined maximum capacity up to 30 MW.

Energy Sources
General
The following table summarizes the percentage contribution of nuclear fuel, natural gas, coal and purchased power to the total kWh energy mix of the Company. Energy generated by Company-owned solar photovoltaic panels and wind turbines accounted for less than 1% of the total kWh energy mix.

	Years Ended December 31,
	2014	2013	2012
Power Source	(percentage of energy mix)
Nuclear	47%	46%	46%
Natural gas	35	34	32
Coal	5	6	6
Purchased power	13	14	16
Total	100%	100%	100%
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
Pursuant to the ANPP Participation Agreement, the Company owns an undivided interest in nuclear fuel purchased in connection with Palo Verde. The Palo Verde Participants are continually identifying their future nuclear fuel resource needs and negotiating arrangements to fill those needs. The Palo Verde Participants have contracted for 100% of Palo Verde's requirements for uranium concentrates and conversion services through 2018 and 45% of its requirements in 2019-2021. The participants have also contracted for 100% of Palo Verde's enrichment services through 2020 and all of Palo Verde's fuel assembly fabrication services through 2022.
Nuclear Fuel Financing. The Company’s financing of nuclear fuel is accomplished through Rio Grande Resources Trust ("RGRT"), a Texas grantor trust, which is consolidated in the Company’s financial statements. RGRT has $110 million aggregate principal amount borrowed in the form of senior notes, of which $15 million will mature in August 2015. The Company will either repay or refinance the $15 million of senior notes upon maturity. The Company guarantees the payment of principal and interest on the senior notes. The nuclear fuel financing requirements of RGRT are met with a combination of the senior notes and short-term borrowings under the revolving credit facility (the "RCF").
Natural Gas
The Company manages its natural gas requirements through a combination of a long-term supply contract and spot market purchases. The long-term supply contract provides for firm deliveries of gas at market-based index prices. In 2014, the Company’s natural gas requirements at the Newman and Rio Grande Power Stations were met with both short-term and long-term natural gas purchases from various suppliers, and this practice is expected to continue in 2015. Interstate gas is delivered under a base firm transportation contract. The Company has expanded its firm interstate transportation contract to include the MPS. The Company anticipates it will continue to purchase natural gas at spot market prices on a monthly basis for a portion of the fuel needs for the Newman, Rio Grande and the MPS. The Company will continue to evaluate the availability of short-term natural gas supplies versus long-term supplies to maintain a reliable and economical supply for its local generating stations.
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
The Company notified the other participants in 2013 that it would not continue in Four Corners after the termination of the 50-year contractual term of the participation agreement but that it would offer to sell its interest to them in order to facilitate their decision to extend the life of the plant. On February 17, 2015, the Company and APS entered into an asset purchase agreement (the “Agreement”), providing for the purchase by APS of the Company’s interests in Four Corners. The cash purchase price is equal to the net book value of the Company’s interest in Four Corners at the date of closing, which is expected to occur not later than July 2016, subject to the receipt of regulatory approvals. The purchase price will be adjusted downward to reflect APS’s assumption in the Agreement of the Company’s obligation to pay for future plant decommissioning and mine reclamation expenses. At the closing, APS will also reimburse the Company for the undepreciated value of certain capital expenditures made prior thereto. APS will assume responsibility for all capital expenditures made after July 2016 and, with certain exceptions, any pre-2016 capital expenditures to be put into service following the closing. In addition, APS will indemnify the Company against liabilities and costs related to the future operation of Four Corners.
Purchased Power
To supplement its own generation and operating reserves and to meet required renewable portfolio standards, the Company engages in power purchase arrangements which may vary in duration and amount based on evaluation of the Company’s resource needs, the economics of the transactions and specific renewable portfolio requirements.
The Company has a firm 100 MW Power Purchase and Sale Agreement with Freeport-McMoran Copper and Gold Energy Services LLC ("Freeport") which provides for Freeport to deliver energy to the Company from its ownership interest in the Luna Energy Facility (a natural gas-fired combined cycle generation facility located in Luna County, New Mexico) and for the Company to deliver a like amount of energy at Greenlee, Arizona. The Company may purchase up to the contracted MW amount at a specified price at times when energy is not exchanged under the Power Purchase and Sale Agreement. Upon mutual agreement, the contract allows the parties to increase the amount of energy that is purchased and sold under the Power Purchase and Sale Agreement. The parties have agreed to increase the amount to 125 MW through December 2015. The contract was approved by the FERC and continues through December 31, 2021. On December 30, 2014, the FERC issued an order authorizing the disposition, i.e. sale, of Freeport's interest in the Luna facility to Samchully Power & Utilities 1, LLC. Freeport will retain the ability to purchase up to the full amount of its previous ownership share of the Luna facility of approximately 190 MW, thereby continuing to fulfill its obligations pursuant to the Power Purchase and Sale Agreement.
The Company has a 25-year purchase power agreement with Hatch Solar Energy Center I, LLC for a 5 MW solar photovoltaic project located in southern New Mexico which began commercial operation in July 2011. The Company entered into a 20-year contract with NRG Solar Roadrunner, LLC ("NRG") for the purchase of all of the output of a 20 MW solar photovoltaic plant built in southern New Mexico which began commercial operation in August 2011. The Company has 25-year purchase power agreements to purchase all of the output of two additional solar photovoltaic projects located in southern New Mexico, SunEdison 1 (10 MW) and SunEdison 2 (12 MW) which achieved commercial operation on June 25, 2012 and May 2, 2012, respectively. The Company entered into these contracts to help meet its renewable portfolio requirements. The Company has a 20-year purchase power agreement with Macho Springs Solar, LLC to purchase the entire generation output delivered from the 50 MW Macho Springs solar photovoltaic project located in Luna County, New Mexico which began commercial operation on May 23, 2014. The Company has a 30-year purchase power agreement with PSEG El Paso Solar Energy Center ("PSEG") to purchase the total output of approximately 10 MW from a solar photovoltaic generation plant that PSEG owns and operates on land subleased from the Company in proximity to its Newman Generation Station. This solar project achieved commercial operation on December 30, 2014.
The Company entered into an agreement in 2009 to purchase capacity of up to 40 MW and unit contingent energy during 2010 from Shell Energy North America ("Shell"). Under the agreement, the Company provided natural gas to Pyramid Unit No. 4 where Shell had the right to convert natural gas to electric energy. The Company entered into a contract with Shell on May 17, 2010 to extend the term of the capacity and unit contingent energy purchase from January 1, 2011 through September 30, 2014.

Other purchases of shorter duration were made during 2014 to supplement the Company's generation resources during planned and unplanned outages and for economic reasons as well as to supply off-system sales.

Operating Statistics

	Years Ended December 31,
	2014	2013	2012
Operating revenues (in thousands):
Non-fuel base revenues:
Retail:
Residential	$234,371	$236,651	$234,095
Commercial and industrial, small	185,388	184,568	188,014
Commercial and industrial, large	39,239	40,235	42,041
Sales to public authorities	92,066	95,044	96,132
Total retail base revenues	551,064	556,498	560,282
Wholesale:
Sales for resale	2,277	2,172	2,318
Total non-fuel base revenues	553,341	558,670	562,600
Fuel revenues:
Recovered from customers during the period	161,052	133,481	130,193
Under (over) collection of fuel	3,110	10,849	(18,539)
New Mexico fuel in base rates	71,614	73,295	74,154
Total fuel revenues	235,776	217,625	185,808
Off-system sales:
Fuel cost	74,716	68,241	62,481
Shared margins	21,117	13,016	9,191
Retained margins	2,147	1,549	1,098
Total off-system sales	97,980	82,806	72,770
Other	30,428	31,261	31,703
Total operating revenues	$917,525	$890,362	$852,881
Number of customers (end of year) (1):
Residential	353,885	349,629	345,567
Commercial and industrial, small	40,038	39,164	38,494
Commercial and industrial, large	49	50	50
Other	5,017	5,043	4,896
Total	398,989	393,886	389,007
Average annual kWh use per residential customer	7,496	7,701	7,712
Energy supplied, net, kWh (in thousands):
Generated	9,477,129	9,288,773	9,262,133
Purchased and interchanged	1,390,490	1,547,930	1,768,810
Total	10,867,619	10,836,703	11,030,943
Energy sales, kWh (in thousands):
Retail:
Residential	2,640,535	2,679,262	2,648,348
Commercial and industrial, small	2,357,846	2,349,148	2,366,541
Commercial and industrial, large	1,064,475	1,095,379	1,082,973
Sales to public authorities	1,562,784	1,622,607	1,617,606
Total retail	7,625,640	7,746,396	7,715,468
Wholesale:
Sales for resale	61,729	61,232	64,266
Off-system sales	2,609,769	2,472,622	2,614,132
Total wholesale	2,671,498	2,533,854	2,678,398
Total energy sales	10,297,138	10,280,250	10,393,866
Losses and Company use	570,481	556,453	637,077
Total	10,867,619	10,836,703	11,030,943
Native system:
Peak load, kW	1,766,000	1,750,000	1,688,000
Net dependable generating capability for peak, kW	1,879,000	1,852,000	1,765,000
Total system:
Peak load, kW (2)	2,001,000	1,883,000	1,979,000
Net dependable generating capability for peak, kW	1,879,000	1,852,000	1,765,000
___________________________

(1)	The number of retail customers presented is based on the number of service locations.

(2)	Includes spot sales and net losses of 235,000 kW, 133,000 kW and 291,000 kW for 2014, 2013 and 2012, respectively.

Regulation
General
The rates and services of the Company are regulated by incorporated municipalities in Texas, the PUCT, the NMPRC and the FERC. Municipal orders, ordinances and other agreements regarding rates and services adopted by Texas municipalities are subject to review and approval by the PUCT. The FERC has jurisdiction over the Company's wholesale (sales for resale) transactions, transmission service and compliance with federally-mandated reliability standards. The decisions of the PUCT, the NMPRC and the FERC are subject to judicial review.
Texas Regulatory Matters
2012 Texas Retail Rate Case. On April 17, 2012, the El Paso City Council approved the settlement of the Company's 2012 Texas retail rate case and fuel reconciliation in PUCT Docket No. 40094. The PUCT issued a final order approving the settlement on May 23, 2012 and rates were effective as of May 1, 2012. As part of the 2012 Texas retail rate settlement, the Company agreed to submit a future fuel reconciliation request covering the period beginning July 1, 2009 and ending no later than June 30, 2013 by December 31, 2013 or as part of its next rate case, if earlier. The Company filed a fuel reconciliation request covering the period July 1, 2009 through March 31, 2013, as discussed below. The 2012 Texas retail rate settlement also provided for the continuation of the energy efficiency cost recovery factor and the military base discount recovery factor. Both of these surcharges require annual filings to reconcile and revise the recovery factors.
Energy Efficiency Cost Recovery Factor. The Company made its annual filing to establish its energy efficiency cost recovery factor for 2015 on May 1, 2014. In addition to projected energy efficiency costs for 2015 and true-up to prior year actual costs, the Company requested approval of a $2.0 million bonus for the 2013 energy efficiency program results in accordance with PUCT rules. In a proposal for decision issued on October 7, 2014, the Administrative Law Judge (“ALJ”) recommended approval of the Company’s requested cost recovery including the requested bonus. The PUCT approved the ALJ’s recommendation at its November 14, 2014 open meeting. The PUCT decision was not appealed. The Company recorded the $2.0 million bonus as operating revenue in the fourth quarter of 2014.
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
On April 15, 2014, the Company filed a request, which was assigned PUCT Docket No. 42384, to increase its fixed fuel factor by $10.7 million or 6.9% annually, pursuant to its approved formula. The revised fixed fuel factor reflected an expected increase in prices for natural gas over the twelve month period beginning March 2014. The increase in the fixed fuel factor received final approval on May 28, 2014 and was effective with May 2014 billings. As of December 31, 2014, the Company had under-recovered fuel costs in the amount of $10.2 million for the Texas jurisdiction. The Company has been reducing the amount of the under-recovery since August 2014 and expects to continue to reduce the amount of under-recovery as long as the price of natural gas remains below the cost of natural gas included in its current fixed fuel factor. If the price of natural gas increases above the cost of natural gas included in the current fixed fuel factor, the Company may request an increase to the fixed fuel factor and effectively mitigate an increase in the under-recovery balance. If the under-recovered balance is above the materiality threshold at the time the fixed fuel factor increase is requested, then the Company will consider requesting a fuel surcharge to collect the remaining under-recovered balance.
Fuel Reconciliation Proceeding. Pursuant to the 2012 Texas retail rate settlement discussed above, on September 27, 2013, the Company filed an application with the PUCT, designated as PUCT Docket No. 41852, to reconcile $545.3 million of fuel and purchased power expenses incurred during the 45-month period from July 1, 2009 through March 31, 2013. A settlement was reached and a final order was issued by the PUCT on July 11, 2014. The twelve months ended December 31, 2014 financial results include a $2.1 million, pre-tax increase to income reflecting the settlement of the Texas fuel reconciliation proceeding. The settlement included the recognition of $3.4 million of Palo Verde performance rewards associated with the 2009 to 2012 performance periods net of disallowed fuel and purchased power costs of $1.75 million of which $0.5 million had been previously reserved. Palo Verde performance rewards are not recognized in the Company’s financial results until the PUCT has ordered a final determination in a fuel proceeding or comparable evidence of collectability is obtained. In addition, the Company reimbursed the

City of El Paso approximately $0.1 million in incurred expenses. The settlement also provides that 100% of margins on non-arbitrage off-system sales (as defined by the settlement) and 50% of margins on arbitrage off-system sales be shared with its Texas customers beginning April 1, 2014. For the period April 1, 2014 through June 30, 2015, the Company’s total share of margins assignable to Texas retail jurisdiction, on arbitrage and non-arbitrage off-system sales, may not exceed 10% of the total margins assignable to the Texas retail jurisdiction on all off-system sales. The Company also agreed to file with the PUCT a proceeding to address the reasonableness of the Company’s decision to not continue to participate in the Four Corners coal-fired generating Units 4 and 5 after July 2016. It is expected that issues related to the final coal mine closing and reclamation costs will be addressed in that proceeding as well as other issues related to post-participation events such as the asset retirement obligations of the Company related to those two units. The PUCT’s final order completes the regulatory review and reconciliation of the Company’s fuel expenses for the period through March 31, 2013.
Montana Power Station Approvals. As discussed further below, the Company has received a Certificate of Convenience and Necessity ("CCN") from the PUCT to construct all four units of the MPS in El Paso County, Texas. The Company also obtained air permits from the Texas Commission on Environmental Quality ("TCEQ") and the EPA.
On June 23, 2014, the U.S. Supreme Court issued an opinion in the Utility Air Regulatory Group vs EPA regarding EPA’s authority to require GHG PSD permits for stationary sources. The opinion concluded that the EPA erred in making applicability of the CAA permitting requirements based on GHG emissions. As a result, the Company believes its EPA air permit is no longer required and could be rescinded, and it is eligible for a standard air permit to replace the new source review permit issued by the TCEQ. Accordingly, on August 1, 2014, the Company submitted a request to the EPA to rescind the EPA air permit which request remains pending. Also, on September 16, 2014, the Company applied for a standard air permit, which TCEQ issued on October 2, 2014.
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
In 2013, the Company filed three transmission line CCN applications with the PUCT as part of the MPS Project:

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
The Company requested to build these transmission lines to connect the new MPS to the electrical grid in order to meet expected customer growth and electric demand and to improve system reliability. On March 10, 2014, the PUCT issued a final order approving a unanimous settlement in the MPS to Caliente transmission CCN filing. On August 18, 2014, the PUCT issued final orders approving unanimous settlements of the MPS In & Out transmission CCN filing and the MPS to Montwood transmission CCN filing.
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
Fuel and Purchased Power Costs. Fuel and purchased power costs are recovered through base rates and a Fuel and Purchased Power Cost Adjustment Clause (the "FPPCAC") that corrects for changes in the costs of fuel included in base rates. On January 8, 2014, the NMPRC approved the continuation of the FPPCAC without modification in NMPRC Case No. 13-00380-UT. Fuel and purchased power costs are reconciled to actual costs on a monthly basis and recovered or refunded to customers the second succeeding month. The Company recovers its investment in Palo Verde Unit 3 in New Mexico through the FPPCAC as purchased power using a proxy market price approved in the 2009 New Mexico rate stipulation.

Montana Power Station Approvals. The Company has received a CCN from the NMPRC to construct all four units of the MPS and associated transmission lines. The Company also obtained all necessary air permits from the TCEQ and EPA and has begun construction. A final order in NMPRC Case No. 13-00297-UT approving the CCN for MPS Units 3 and 4 was issued on June 11, 2014.
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
PNM Transmission Rate Case. On December 31, 2012, PNM filed with FERC to change its method of transmission rate recovery  for its transmission delivery services from stated rates to  formula rates.  The Company takes transmission service from PNM and is among the PNM transmission customers affected by PNM’s shift to formula rates. On March 1, 2013, the FERC issued an order rejecting in part PNM’s filing, and establishing settlement judge and hearing procedures.  The parties to the case, including the Company, have been participating in settlement negotiations.  The Company cannot predict the outcome of the case at this time.
Issuance of Long-Term Debt and Guarantee of Debt. In the fourth quarter of 2013, the Company received approval from the FERC to incrementally issue up to $300 million of long-term debt and to guarantee the issuance of up to $50 million of new long-term debt by RGRT to finance future purchases of nuclear fuel and to refinance existing nuclear fuel debt obligations. The FERC approval was effective on November 15, 2013 and terminates two years thereafter. The $150 million in aggregate principal amount of 5.00% Senior Notes issued in December 2014 were issued pursuant to this approval. The authorization to issue up to an additional $150 million of long-term debt and up to $50 million of new long-term debt by RGRT provides the Company with the flexibility to access the debt capital markets prior to the termination of the FERC approval on November 15, 2015. Additionally, the Company could request approval from the FERC to issue additional debt after November 15, 2015. The Company may decide to issue long-term debt in the capital markets to finance capital requirements in late 2015 or early 2016.
Other Required Approvals. The Company has obtained required approvals for rates and tariffs, securities transactions and other approvals as required by the FERC.
Department of Energy. The DOE regulates the Company's exports of power to the Comisión Federal de Electricidad in Mexico pursuant to a license granted by the DOE and two presidential permits.
The DOE is authorized to assess operators of nuclear generating facilities a share of the costs of decommissioning the DOE's uranium enrichment facilities and for the ultimate costs of disposal of spent nuclear fuel. See Facilities-Palo Verde Station for discussion of spent fuel storage and disposal costs.

Sales for Resale
The Company provides firm capacity and associated energy to the Rio Grande Electric Cooperative ("RGEC") pursuant to an ongoing contract with a two-year notice to terminate provision. The Company also provides network integrated transmission service to the RGEC pursuant to the Company's Open Access Transmission Tariff ("OATT"). The contract includes a formula-based rate that is updated annually to recover non-fuel generation costs and a fuel adjustment clause designed to recover all eligible fuel and purchased power costs allocable to the RGEC.
Power Sales Contracts
The Company has entered into several short-term (three months or less) off-system sales contracts throughout 2015.

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
Military Installations
The Company serves Holloman Air Force Base ("Holloman"), White Sands Missile Range ("White Sands") and Fort Bliss. The military installations represent approximately 5% of the Company's annual retail revenues. In July 2014, the Company signed an agreement with Fort Bliss for an initial three-year term under which Fort Bliss takes retail electric service from the Company under the applicable Texas tariffs. The Company is serving White Sands under the applicable New Mexico tariffs. In March 2006, the Company signed a contract with Holloman that provides for the Company to provide retail electric service and limited wheeling services to Holloman for a ten-year term which expires in January 2016 .
Other Information
Investors should note that we announce material financial information in our filings with the SEC, press releases and public conference calls. Based on guidance from the SEC, we may also use the Investor Relations section of our website (www.epelectric.com) to communicate with investors about our company. It is possible that the financial information we post there could be deemed to be material information. The information on our website is not part of this document.

Executive Officers of the Registrant
The executive officers of the Company are elected annually and serve at the discretion of the Board of Directors. The executive officers of the Company as of February 27, 2015, were as follows:

Name	Age	Current Position and Business Experience
Thomas V. Shockley III	69
Chief Executive Officer since May 2012; Interim Chief Executive Officer from January 2012 to May 2012; Non-Employee Member of the Board of Directors from May 2010 to January 2012; Vice – Chairman and Chief Operating Officer for American Electric Power from June 2000 to August 2004; retired in 2004.

Mary E. Kipp	47
President since September 2014; Senior Vice President, General Counsel and Chief Compliance Officer from June 2010 to September 2014; Vice President – Legal and Chief Compliance Officer from December 2009 to June 2010.

Nathan T. Hirschi	51
Senior Vice President and Chief Financial Officer since October 2013; Vice President and Controller from March 2010 to October 2013; Vice President – Special Projects from December 2009 to February 2010.

Steven T. Buraczyk	47
Senior Vice President – Operations since October 2013;Vice President of Regulatory Affairs from April 2013 to October 2013; Vice President of Power Marketing and Fuels and Resource and Delivery Planning from August 2012 to April 2013; Vice President – System Operations and Planning from January 2011 to August 2012; Vice President – Power Marketing and Fuels from July 2008 to January 2011.

Rocky R. Miracle	62
Senior Vice President – Corporate Planning & Development and Chief Compliance Officer since September 2014; Senior Vice President – Corporate Planning and Development from August 2009 to September 2014.

William A. Stiller	63
Senior Vice President – Human Resources and Customer Care since October 2013; Vice President and Chief Human Resources Officer from January 2013 to October 2013; Independent Human Resources consultant from 2005 to 2013.

John R. Boomer	53
Vice President – General Counsel since September 2014; Vice President and Treasurer from April 2014 to September 2014; Senior Vice President for Helen of Troy Limited from February 2012 to January 2014; Senior Vice President-International for Helen of Troy Limited from July 2008 to February 2012.

Russell G. Gibson	62	Vice President – Controller since September 2014; Chief Financial Officer – Vice President for ReadyOne Industries, Inc. from June 2006 to September 2014.

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
We May Not Be Able To Recover All Costs of New Generation and Transmission Assets
In 2013 and 2014, we received approval, both from the PUCT and the NMPRC, to construct four 88 MW simple-cycle aeroderivative combustion turbines at our Montana Power Station, a new plant site. During 2013, we completed the construction of Rio Grande Unit 9, an aeroderivative unit with a generating capacity of 87 MW, which reached commercial operation in May 2013. We have risk related to recovering all costs associated with the construction of Rio Grande Unit 9, the Montana Power Station, and other new units and transmission assets.
In 2014, we issued $150 million in aggregate principal amount of 5.00% Senior Notes, due December 1, 2044. The net proceeds from the 5.00% Senior Notes along with borrowings under our revolving credit facility, which was amended and restated on January 14, 2014, could help fund the construction of the Montana Power Station and other capital additions. The costs of financing and constructing these assets will be reviewed in future rate cases in both Texas and New Mexico. To the extent that the PUCT or the NMPRC determines that the costs of construction are not reasonable because of cost overruns, delays or other reasons, we may not be allowed to recover these costs from customers in base rates.
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
Our Costs Could Increase or We Could Experience Reduced Revenues if
There are Problems at the Palo Verde Nuclear Generating Station
A significant percentage of our generating capacity, off-system sales margins, assets and operating expenses is attributable to Palo Verde. Our 15.8% interest in each of the three Palo Verde units totals approximately 633 MW of generating capacity. Palo Verde represents approximately 34% of our available net generating capacity and provided approximately 47% of our energy requirements for the twelve months ended December 31, 2014. Palo Verde comprises approximately 29% of our total net plant-in-service and Palo Verde expenses comprise a significant portion of operation and maintenance expenses. APS is the operating agent for Palo Verde, and we have limited ability under the ANPP Participation Agreement to influence operations and costs at

Palo Verde. Palo Verde operated at a capacity factor of 93.7% and 91.1% in the twelve months ended December 31, 2014 and 2013, respectively.
Our ability to increase retail base rates in Texas and New Mexico is limited. We cannot assure that revenues will be sufficient to recover any increased costs, including any increased costs in connection with Palo Verde or other operations, whether as a result of inflation, changes in tax laws, regulatory requirements, the costs of securing the facilities against possible terrorist attacks, cyber attacks, or other causes.
We May Not Be Able to Recover All of Our Fuel Expenses from Customers On a Timely Basis Or at All
In general, by law, we are entitled to recover our reasonable and necessary fuel and purchased power expenses from our customers in Texas and New Mexico. NMPRC Case No. 13-00380-UT provides for energy delivered to New Mexico customers from the deregulated Palo Verde Unit 3 to be recovered through fuel and purchased power costs based upon a previous purchased power contract. Fuel and purchased power expenses in New Mexico and Texas are subject to reconciliation by the PUCT and NMPRC. Prior to the completion of a reconciliation, we record fuel and purchased power costs such that fuel revenues equal recoverable fuel and purchased power expense including the repriced energy costs for Palo Verde Unit 3 in New Mexico. In the event that recovery of fuel and purchased power expenses is denied in any reconciliation proceeding, the amounts recorded for fuel and purchased power expenses could differ from the amounts we are allowed to collect from our customers, and we would incur a loss to the extent of the disallowance.
In New Mexico, the FPPCAC allows us to reflect current fuel and purchased power expenses in the FPPCAC and to adjust for under-recoveries and over-recoveries with a two-month lag. In Texas, fuel costs are recovered through a fixed fuel factor. In Texas, we can seek to revise our fixed fuel factor based upon our approved formula at least four months after our last revision except in the month of December. If we materially under-recover fuel costs, we may seek a surcharge to recover those costs at any time the balance exceeds a threshold material amount and is expected to continue to be materially under-recovered. During periods of significant increases in natural gas prices, the Company realizes a lag in the ability to reflect increases in fuel costs in its fuel recovery mechanisms in Texas. As a result, cash flow is impacted due to the lag in payment of fuel costs and collection of fuel costs from customers. To the extent the fuel and purchased power recovery processes in Texas and New Mexico do not provide for the timely recovery of such costs, we could experience a material negative impact on our cash flow. At December 31, 2014 and 2013, the Company had a net under-collection balance of $9.3 million and $6.2 million, respectively.
Equipment Failures and Other External Factors Can Adversely Affect Our Results
The generation and transmission of electricity require the use of expensive and complex equipment. While we have a maintenance program in place, generating plants are subject to unplanned outages because of equipment failure and severe weather conditions. The advanced age of several of our gas-fired generating units in or near El Paso increases the vulnerability of these units. In the event of unplanned outages, we must acquire power from others at unpredictable costs in order to supply our customers and comply with our contractual agreements. This additional purchased power cost would be subject to review and approval of the PUCT and the NMPRC in reconciliation proceedings. As noted above, in the event that recovery for fuel and purchased power expenses could differ from the amounts we are allowed to collect from our customers, we would incur a loss to the extent of the disallowance. This can materially increase our costs and prevent us from selling excess power at wholesale. In addition, actions of other utilities may adversely affect our ability to use transmission lines to deliver or import power, thus subjecting us to unexpected expenses or to the cost and uncertainty of public policy initiatives. Concerns over physical security and cyber security of transmission lines and generation facilities is also increasing, which may require us to incur additional capital and operating costs. Damage to certain transmission and generation facilities due to vandalism or other deliberate acts, or damage due to severe weather could lead to outages or other adverse effects. We are particularly vulnerable to this because a significant portion of our available energy (at Palo Verde and Four Corners) is located hundreds of miles from El Paso and Las Cruces and must be delivered to our customers over long distance transmission lines. In addition, Palo Verde’s availability is an important factor in realizing off-system sales margins. These factors, as well as interest rates, economic conditions, fuel prices and price volatility, are largely beyond our control, but may have a material adverse effect on our earnings, cash flow and financial position.
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
We are or may become subject to extensive federal, state and local environmental laws and regulations relating to discharges into the air, air quality, discharges of effluents into water, water quality, the use of water, the handling, disposal and clean-up of hazardous and non-hazardous substances and wastes, natural resources, and health and safety.  Compliance with these legal requirements, which change frequently and often become more restrictive, could require us to commit significant capital and operating resources toward permitting, emission fees, environmental monitoring, installation and operation of pollution control equipment and purchases of air emission allowances and/or offsets. These could also result in limitations in operating hours and/or changes in construction schedules for future generating units.
Costs of compliance with environmental laws and regulations or fines or penalties resulting from non-compliance, if not recovered in our rates, could adversely affect our operations and/or financial results, especially if emission and/or discharge limits are tightened, more extensive permitting requirements are imposed, additional substances become regulated and the number and types of assets we operate increase.  We cannot estimate our compliance costs or any possible fines or penalties with certainty, or the degree to which such costs might be recovered in our rates, due to our inability to predict the requirements and timing of implementation of environmental laws or regulations.  For example, the EPA has issued in the recent past various proposed regulations regarding air emissions, such as the proposed revision of the existing primary and secondary ground-level ozone National Ambient Air Quality Standards. If these regulations become finalized and survive legal challenges, the cost to us to comply could adversely affect our operations and our financial results.
Climate Change and Related Legislation and Regulatory Initiatives Could Affect Demand for
Electricity or Availability of Resources, and Could Result in Increased Compliance Costs
The Company emits GHGs (including carbon dioxide) through the operation of its power plants. Federal legislation had been introduced in both houses of Congress to regulate the emission of GHGs and numerous states have adopted programs to stabilize or reduce GHG emissions. Additionally, the EPA is proceeding with regulation of GHG under the CAA. Under EPA regulations finalized in May 2010, formerly known as the "Tailoring Rule", the EPA can impose GHG best achievable control technology requirements for sources, including power plants already required to implement prevention of significant deterioration under the CAA for certain other pollutants .
In addition, in January 2014, the EPA published a proposal to establish new source performance standards limiting GHG emission from electric generating units on which construction commences after that date. Also, in June 2014, the EPA proposed carbon dioxide emissions standards for existing and reconstructed /modified power plants. EPA expects to issue final rules for carbon dioxide emissions from new, existing and reconstructed/modified power plants by summer 2015. The potential impact of these rules (if and when finalized) on the Company is unknown at this time, but they could result in significant costs, limitations on operating hours, and/or changes in construction schedules for future generating units.
It is not currently possible to predict how any pending, proposed or future GHG legislation by Congress, the states or multi-state regions or any GHG regulations adopted by the EPA or state environmental agencies will impact our business. However, any legislation or regulation of GHG emissions or any future related litigation could result in increased compliance costs or additional operating restrictions or increased or reduced demand for our services, could require us to purchase rights to emit GHG, and could have a material adverse effect on our business, financial condition, reputation or results of operations.
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
Additionally, we cannot predict the impact that any future information technology or terrorist attack may have on the energy industry in general. The effects of such attacks against us or others in the energy industry could increase the cost of regulatory compliance, increase the cost of insurance coverage or result in a decline in the U.S. economy which could negatively affect our results of operations and financial condition. Ongoing and future governmental efforts to regulate cybersecurity in the energy industry could lead to increased regulatory compliance costs.
The Effects of Technological Advancement, Energy Conservation Measures and Distributed Generation Could Adversely Affect Our Operations and Financial Results
New technologies may emerge that could be superior to, or may not be compatible with, some of our existing technologies, and may require us to make significant expenditures to remain competitive. Our future success will depend, in part, on our ability to anticipate and adapt to technological changes in a cost-effective manner and to offer, on a timely basis, services that meet customer demands and evolving industry standards.
Additionally, the electric utility industry is undergoing other technological advances such as the expanded cost effective utilization of energy efficiency measures and distributed generation including solar rooftop projects. Customers’ increased use of energy efficiency measures and distributed generation could result in lower demand. Reduced demand due to energy efficiency measures and the use of distributed generation, to the extent not substantially offset through ratemaking mechanisms, could have a material adverse impact on our financial condition, results of operations and cash flows.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
The principal properties of the Company are described in Item 1, "Business," and such descriptions are incorporated herein by reference. Transmission lines are located either on company-owned land, private rights-of-ways, easements, or on streets or highways by public consent.
The Company owns an executive and administrative office building in El Paso. The Company leases land in El Paso adjacent to the Newman Power Station under a lease which expires in June 2033 with a renewal option of 25 years. The Company also leases certain warehouse facilities in El Paso under a lease which expires in December 2015. The Company has several other leases for office and parking facilities which expire within the next three years.

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
See Item 1, Business - "Environmental Matters" and "Regulation", and Part II, Item 8, "Financial Statements and Supplementary Data – Note K, Commitments, Contingencies and Uncertainties - Environmental Matters of Notes to Financial Statements" for discussion of the effects of government legislation and regulation on the Company as well as certain pending legal proceedings.

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
The Company’s common stock trades on the New York Stock Exchange ("NYSE") under the symbol "EE". The intraday high, intraday low and close sales prices for the Company’s common stock, as reported in the consolidated reporting system of the NYSE, and quarterly dividends per share paid by the Company for the periods indicated below were as follows:

	Sales Price
	High	Low	Close	Dividends
			(End of period)
2013
First Quarter	$34.18	$31.84	$33.65	$0.250
Second Quarter	38.91	32.47	35.31	0.265
Third Quarter	39.12	32.26	33.40	0.265
Fourth Quarter	36.18	32.43	35.11	0.265
2014
First Quarter	$37.16	$33.44	$35.73	$0.265
Second Quarter	40.33	35.21	40.21	0.280
Third Quarter	40.43	35.39	36.55	0.280
Fourth Quarter	42.17	35.34	40.06	0.280

Performance Graph
The following graph compares the performance of the Company’s common stock to the performance of Edison Electric Institute’s ("EEI") index of investor-owned electric utilities and the NYSE Composite, setting the value of each at December 31, 2009 to a base of 100. The table sets forth the relative yearly percentage change in the Company’s cumulative total shareholder return, assuming reinvestment of dividends, as compared to EEI and the NYSE Composite, as reflected in the graph.

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
EE	100	136	173	164	187	219
EEI Index	100	107	128	131	148	191
NYSE Composite	100	111	104	118	145	151
As of January 31, 2015, there were 2,560 holders of record of the Company’s common stock. The Company has been paying quarterly cash dividends on its common stock since June 30, 2011 and paid a total of $44.6 million in cash dividends during the twelve months ended December 31, 2014. On January 29, 2015, the Board of Directors declared a quarterly cash dividend of $0.28 per share payable on March 31, 2015 to shareholders of record on March 16, 2015. The Board of Directors plans to review the Company's dividend policy annually in the second quarter of each year.  Generally, we are targeting a payout ratio of approximately 45% to 55%. Declaration and payment of dividends is subject to compliance with certain financial ratios under Texas law. Since 1999, the Company has also returned cash to stockholders through a stock repurchase program pursuant to which the Company has bought approximately 25.4 million shares at an aggregate cost of $423.6 million, including commissions. Under the Company’s program, purchases can be made at open market prices or in private transactions and repurchased shares are available for issuance under employee benefit and stock incentive plans, or may be retired. On March 21, 2011, the Board of Directors authorized a repurchase of up to 2.5 million shares of the Company’s outstanding common stock (the "2011 Plan"). No shares of common stock were repurchased during the twelve months ended December 31, 2014 under the 2011 Plan. The table below provides the amount of the fourth quarter issuer purchases of equity securities.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (Including Commissions)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2014	—	$—	—	393,816
November 1 to November 30, 2014	—	—	—	393,816
December 1 to December 31, 2014	4,696	40.06	—	393,816
_____________________
(a) Represents shares of common stock delivered to us as payment of withholding taxes due upon the vesting of restricted stock held by our employees, not considered part of the 2011 Plan.

For Equity Compensation Plan Information see Part III, Item 12 – Security Ownership of Certain Beneficial Owners and Management.

Item 6. Selected Financial Data

As of and for the following periods (in thousands except for share and per share data):

	Years Ended December 31,
	2014	2013	2012	2011	2010
Operating revenues	$917,525	$890,362	$852,881	$918,013	$877,251
Operating income	151,163	$165,635	$168,658	$190,803	$168,962
Income before extraordinary items	$91,428	$88,583	$90,846	$103,539	$90,317
Extraordinary gain, net of tax (a)	$—	$—	$—	$—	$10,286
Net income	$91,428	$88,583	$90,846	$103,539	$100,603
Basic earnings per share:
Income before extraordinary items	$2.27	$2.20	$2.27	$2.49	$2.08
Extraordinary gain (a)	$—	$—	$—	$—	$0.24
Net income	$2.27	$2.20	$2.27	$2.49	$2.32
Weighted average number of shares outstanding	40,190,991	40,114,594	39,974,022	41,349,883	43,129,735
Diluted earnings per share:
Income before extraordinary items	$2.27	$2.20	$2.26	$2.48	$2.07
Extraordinary gain (a)	$—	$—	$—	$—	$0.24
Net income	$2.27	$2.20	$2.26	$2.48	$2.31
Weighted average number of shares and dilutive
potential shares outstanding	40,211,717	40,126,647	40,055,581	41,587,059	43,294,419
Dividends declared per share of common stock	$1.105	$1.045	$0.97	$0.66	$—
Cash additions to utility property, plant and equipment	$277,078	$237,411	$202,387	$178,041	$169,966
Total assets	$3,059,301	$2,786,288	$2,669,050	$2,396,851	$2,364,766
Long-term debt, net of current portion	$1,134,179	$999,620	$999,535	$816,497	$849,745
Common stock equity	$984,254	$943,833	$824,999	$760,251	$810,375
 ______________________

(a)	Extraordinary gain for 2010 represents a $10.3 million extraordinary gain or $0.24 earnings per share related to Texas regulatory assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
Regulatory Accounting
We apply accounting standards that recognize the economic effects of rate regulation in our Texas, New Mexico and FERC jurisdictions. As a result, we record certain costs or obligations as either assets or liabilities on our balance sheet and amortize them in subsequent periods as they are reflected in regulated rates. The deferral of costs as regulatory assets is appropriate only when the future recovery of such costs is probable. In assessing probability, we consider such factors as specific regulatory orders, regulatory precedent and the current regulatory environment. As of December 31, 2014, we had recorded regulatory assets currently subject to recovery in future rates of approximately $112.1 million and regulatory liabilities of approximately $26.1 million as discussed in greater detail in Note D of the Notes to the Financial Statements. In the event we determine that we can no longer apply the FASB guidance for regulated operations to all or a portion of our operations or to the individual regulatory assets recorded, we could be required to record a charge against income in the amount of the remaining unamortized net regulatory assets. Such an action could materially reduce our shareholders' equity.
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
Future Pension and Other Post-retirement Obligations
Our obligations to retirees under various benefit plans are recorded as a liability on the balance sheets. Our liability is calculated on the basis of significant assumptions regarding discount rates, expected return on plan assets, rate of compensation increase, life expectancy of retirees and health care cost inflation. Changes in these assumptions could have a material impact on both net income and on the amount of liabilities reflected on the balance sheets.
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

Overview
The following is an overview of our results of operations for the years ended December 31, 2014, 2013 and 2012. Net income for the years ended December 31, 2014, 2013 and 2012 is shown below:

	Years Ended December 31,
	2014	2013	2012
Net income (in thousands)	$91,428	$88,583	$90,846
Basic earnings per share	2.27	2.20	2.27

The following table and accompanying explanations show the primary factors affecting the after-tax change in income between the calendar years ended 2014 and 2013, 2013 and 2012, and 2012 and 2011 (in thousands):

	2014		2013		2012
Prior year December 31 net income	$88,583		$90,846		$103,539
Change in (net of tax):
Increased allowance for funds used during construction	6,157	(a)	895		1,737	(b)
Increased investment and interest income	5,309	(c)	1,382	(c)	(205)
Increased (decreased) non-base revenue, net of energy expense	3,779	(d)	2,345	(e)	(5,411)	(f)
Decreased (increased) administrative and general expense	1,536	(g)	(2,011)	(h)	(5,643)	(i)
Decreased retail non-fuel base revenues	(3,533)	(j)	(2,459)	(k)	(6,288)	(l)
Increased taxes other than income taxes	(3,252)	(m)	(198)		(1,223)	(n)
Decreased (increased) depreciation and amortization	(2,415)	(o)	(696)		1,804	(p)
Decreased (increased) operations and maintenance at fossil fuel generating plants	(1,792)	(q)	751		(1,508)	(r)
Decreased (increased) Palo Verde operations and maintenance expense	(1,635)	(s)	964		856
Decreased (increased) customer care expense	(1,393)	(t)	1,087	(u)	2,159	(u)
Increased interest on long-term debt (net of capitalized interest)	(390)		(2,611)	(v)	(248)
Other	474		(1,712)		1,277
Current year December 31 net income	$91,428		$88,583		$90,846
______________________

(a)
Allowance for funds used during construction ("AFUDC") increased, primarily due to higher balances of construction work in progress subject to AFUDC, primarily reflecting construction work in progress on the Montana Power Station and Eastside Operations Center.

(b)	AFUDC increased, primarily due to higher balances of construction work in progress subject to AFUDC, primarily reflecting construction of Rio Grande Unit 9, which was placed in service in May 2013.

(c)	Investment and interest income increased, primarily due to increased gains on the sales of equity investments in our Palo Verde decommissioning trust funds.

(d)
Non-base revenues, net of energy expenses increased due to: (i) recognition of $2.2 million, in Palo Verde performance rewards associated with the 2009 to 2012 performance periods, net of disallowed fuel and purchased power costs related to the resolution of the Texas fuel reconciliation proceeding designated as PUCT Docket No. 41852; (ii) a $2.0 million, Texas Energy Efficiency bonus awarded in the fourth quarter of 2014; and (iii) an increase of $3.6 million in deregulated Palo Verde Unit 3 revenues. The increase was partially offset by a decrease of $3.3 million in transmission wheeling revenues.

(e)	Non-base revenues, net of energy expenses increased due to an increase of $1.6 million in deregulated Palo Verde Unit 3 revenues and an increase of $0.5 million in off-system sales retained margins.

(f)	Non-base revenues, net of energy expenses decreased due to a decrease of $5.0 million in deregulated Palo Verde Unit 3 revenues and a decrease of $2.7 million in transmission wheeling revenues.

(g)
Administrative and general expense decreased, primarily due to decreased employee pensions and benefits reflecting changes in actuarial assumptions used to calculate expenses for our employee pension and post-retirement benefit plans and plan modifications.

(h)
Administrative and general expenses increased, primarily due to increased outside services related to software systems support and improvements and increased consulting and legal services related to the analysis of our future involvement at Four Corners.

(i)
Administrative and general expenses increased, primarily due to increased pension and benefits expense as a result of changes in actuarial assumptions used to calculate expenses for our retiree benefit plans.

(j)
Retail non-fuel base revenues decreased, primarily due to a $3.0 million reduction in revenues from sales to public authorities reflecting increased use of an interruptible rate at a military installation in our service territory as well as other energy saving programs at military installations; a $2.3 million decrease in sales to residential customers primarily due to milder weather; and a $1.0 million decrease in sales to large commercial and industrial customers.

(k)
Retail non-fuel base revenues decreased, primarily due to a decrease in sales to small commercial and industrial customers and large commercial and industrial customers, reflecting the reduction in non-fuel base rates in Texas effective on May 1, 2012, and a 1.1% decrease in sales to public authorities.

(l)
Retail non-fuel base revenues decreased, primarily due to a reduction in non-fuel base rates in Texas effective May 1, 2012, and for commercial and industrial customers increased use of lower interruptible rates and decreased consumption by several large commercial and industrial customers.

(m)
Taxes other than income taxes increased, primarily due to higher property tax values and assessment rates. Additionally, in the first quarter of 2014, the Arizona tax district in which Palo Verde operates adjusted its 2013 property tax rate resulting in an additional charge of $1.3 million.

(n)	Taxes other than income taxes increased, primarily due to increased revenue related taxes in Texas and increased property taxes in New Mexico.

(o)	Depreciation and amortization increased due to increased depreciable plant balances including Rio Grande Unit 9, which began commercial operation on May 13, 2013.

(p)
Depreciation and amortization decreased due to a reduction in depreciation rates for Palo Verde reflecting the approval of a license extension for Palo Verde by the NRC in April 2011, and reduced depreciation rates on gas-fired generating units and on transmission and distribution plant as a result of the Texas rate case settlement in 2012. The depreciation rate reductions were partially offset by higher depreciation expense due to an increase in depreciable plant.

(q)
Operations and maintenance at our fossil fuel generating plants increased, primarily due to maintenance at the Four Corners and Newman power stations in 2014 with a reduced level of maintenance expense in the same period last year, and increased payroll expense.

(r)	Operations and maintenance at our fossil fuel generating plants increased primarily due to the timing of maintenance at the Newman and Rio Grande power stations in 2012.

(s)	Palo Verde operations and maintenance expense increased primarily due to increased payroll including incentive compensation.

(t)	Customer care expense increased primarily due to an increase in uncollectible customer accounts and an increase in payroll costs.

(u)	Customer care expense decreased primarily due to a decrease in the provision for uncollectible accounts reflecting improved collection efforts.

(v)
Interest on long-term debt increased, primarily due to interest on $150 million of 3.3% Senior Notes issued in December 2012, partially offset by the refunding and remarketing of two series of pollution control bonds at lower rates in August 2012.

Historical Results of Operations
The following discussion includes detailed descriptions of factors affecting individual line items in the results of operations. The amounts presented below are presented on a pre-tax basis.
Operating revenues
We recognize revenue from the sale of electricity to retail customers at regulated rates and the sale of energy in the wholesale power market generally at market-based prices. Sales for resale, which are FERC-regulated cost-based wholesale sales within our service territory, accounted for less than 1% of revenues in each of 2014, 2013 and 2012.
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
Retail non-fuel base revenue percentages by customer class are presented below:

	Years Ended December 31,
	2014	2013	2012
Residential	42%	43%	42%
Commercial and industrial, small	34	33	34
Commercial and industrial, large	7	7	7
Sales to public authorities	17	17	17
Total retail non-fuel base revenues	100%	100%	100%
No retail customer accounted for more than 4% of our non-fuel base revenues during such periods. As shown in the table above, residential and small commercial customers comprise 76% of our non-fuel base revenues. While this customer base is more stable, it is also more sensitive to changes in weather conditions. The current rate structure in New Mexico and Texas reflects higher base rates during the peak summer season of May through October and lower base rates during November through April for our residential and small commercial and industrial customers. As a result, our business is seasonal, with higher kWh sales and revenues during the summer cooling season. The following table sets forth the percentage of our retail non-fuel base revenues derived during each quarter for the periods presented:

	Years Ended December 31,
	2014	2013	2012
January 1 to March 31	19%	20%	19%
April 1 to June 30	27	27	27
July 1 to September 30	33	33	33
October 1 to December 31	21	20	21
Total	100%	100%	100%
Weather significantly impacts our residential, small commercial and industrial customers, and to a lesser extent, our sales to public authorities. Heating and cooling degree days can be used to evaluate the effect of weather on energy use. For each degree the average outdoor temperature varies from a standard of 65 degrees Fahrenheit, a degree day is recorded. The table below shows heating and cooling degree days compared to a 10-year average for 2014, 2013 and 2012.

	2014	2013	2012	10-year Average
Heating degree days	1,900	2,426	2,009	2,182
Cooling degree days	2,671	2,695	2,876	2,667

Customer growth is a key driver in the growth of retail sales. The average number of retail customers grew 1.3% in both 2014 and 2013. See the tables presented on pages 32 and 33 which provide detail on the average number of retail customers and the related revenues and kWh sales.
Retail non-fuel base revenues. Retail non-fuel base revenues decreased by $5.4 million, or 1.0% for the twelve months ended December 31, 2014 when compared to the same period in 2013. The decrease reflects a $3.0 million decrease from sales to public authorities, primarily due to an increased use of an interruptible rate by a military installation customer, as well as other energy savings from energy conservation and efficiency programs and use of solar distributed generation at military installations. The decrease in retail non-fuel base revenues also resulted from a decline in sales to residential customers of $2.3 million and reflects milder weather in 2014, primarily in the first quarter. The milder weather also suppressed sales to small commercial and industrial customers, and to a lesser extent public authority customers. Heating degree days decreased 21.7% when compared to the same period last year, and were 12.9% below the 10-year average. Cooling degree days were relatively consistent with both the same period last year and the 10-year average. KWh sales to residential customers decreased 1.4% while the average number of residential customers served increased 1.3%. Retail non-fuel base revenues from sales to small commercial and industrial customers increased slightly, when compared to the same period in 2013, due to a 2.0% increase in the average number of customers served partially offset by milder weather. KWh sales to, and retail non-fuel base revenues from, large commercial and industrial customers decreased 2.8% and 2.5%, respectively, as several customers terminated operations.
Retail non-fuel base revenues decreased by $3.8 million, or 0.7% for the twelve months ended December 31, 2013 when compared to the same period in 2012. The decrease in retail non-fuel base revenues was primarily due to decreased revenues from our commercial and industrial customers, which reflects the impact of the reduction in non-fuel base rates for our Texas customers that became effective May 1, 2012. Non-fuel base revenues from sales to small commercial and industrial and large commercial and industrial customers decreased 1.8% and 4.3%, respectively. Retail non-fuel base revenues from sales to public authorities decreased 1.1%. While the kWh sales to public authorities increased by 0.3% in 2013 compared to 2012, revenues from this customer class reflect the impacts of energy conservation and efficiency programs and use of solar distributed generation at military installations. Additionally, 2013 revenues were negatively impacted by the federal government sequestration and shutdown in October 2013. KWh sales to small commercial and industrial customers decreased 0.7%. The decrease in retail non-fuel base revenues was partially offset by an increase of 1.1% in non-fuel base revenues from sales to residential customers reflecting a 1.2% increase in kWh sales to our residential customer class. The increase in kWh sales to our residential customers reflects a 1.3% increase in the average number of residential customers served. We experienced less favorable weather during our summer cooling season. Cooling degree days decreased 6.3%, when compared to the same period in 2012, but were higher than the 10-year average by 2.4%. Heating degree days increased 20.8% over 2012 and were 8.0% higher than the 10-year average.
Fuel revenues. Fuel revenues consist of: (i) revenues collected from customers under fuel recovery mechanisms approved by the state commissions and the FERC; (ii) deferred fuel revenues which are comprised of the difference between fuel costs and fuel revenues collected from customers; and (iii) fuel costs recovered in base rates in New Mexico. In New Mexico and with our sales for resale customer, the fuel adjustment clause allows us to recover under-recoveries or refund over-recoveries of current fuel costs above the amount recovered in base rates with a two-month lag. In Texas, fuel costs are recovered through a fixed fuel factor. We can seek to revise our fixed fuel factor based upon our approved formula at least four months after our last revision, except in the month of December. In addition, if we materially over-recover fuel costs, we must seek to refund the over-recovery, and if we materially under-recover fuel costs, we may seek a surcharge to recover those costs. Fuel over and under recoveries are considered material when they exceed 4% of the previous twelve months' fuel costs.
On July 10, 2014, the PUCT approved a settlement in the Texas fuel reconciliation proceeding designated as PUCT Docket No. 41852 and financial implications of the settlement were recorded in the second quarter of 2014, increasing fuel revenues by $2.2 million. This amount included $3.4 million of Palo Verde performance rewards associated with the 2009 to 2012 performance periods net of disallowed fuel and purchased power costs of $1.75 million as determined by the PUCT of which $0.5 million had been reserved. The settlement provided for the reconciliation of fuel costs incurred from July 1, 2009 to March 31, 2013.
We under-recovered fuel costs by $3.1 million in the twelve months ended December 31, 2014. Included in under-recovered fuel costs is $2.2 million related to Palo Verde performance rewards, net of certain disallowed costs. In September 2014, $8.3 million was credited to customers through the applicable fuel adjustment clauses as the result of a reimbursement from the DOE related to spent nuclear fuel storage. We also under-recovered $10.8 million in fuel costs in the twelve months ended December 31, 2013, while we over-recovered fuel costs by $18.5 million in the twelve months ended December 31, 2012. A refund of $6.9 million was returned to our Texas customers in the twelve months ended December 31, 2012. At December 31, 2014, we had a net fuel under-recovery balance of $9.3 million, including an under-recovery balance of $10.3 million in Texas and FERC and an over-recovery balance of $0.9 million in New Mexico. Over-recoveries in New Mexico will be refunded through our fuel adjustment clause during 2015. Effective with May 2014 billings, we increased our Texas fixed fuel factor by 6.9% to reflect increases in prices for natural gas.

Off-system sales. Off-system sales are wholesale sales into markets outside our service territory. Off-system sales are primarily made in off-peak periods when we have competitive generation capacity available after meeting our regulated service obligations. Beginning April 1, 2014, we share 100% of margins on non-arbitrage sales (as defined by the settlement) and 50% of margins on arbitrage sales with our Texas customers. For the period April 1, 2014 through June 30, 2015, our total share of margins assignable to the Texas retail jurisdiction, on arbitrage and non-arbitrage off-system sales, may not exceed 10% of the total margins assignable to the Texas retail jurisdiction on all off-system sales. Prior to April 1, 2014, we shared 90% of off-system sales margins with our Texas customers, and we retained 10% of off-system sales margins. We are sharing 90% of off-system sales margins with our New Mexico customers, and 25% of our off-system sales margins with our resale customers under the terms of their contract.
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
The table below shows MWhs, sales revenue, fuel cost, total margins, and retained margins made on off-system sales for the twelve months ended December 31, 2014, 2013 and 2012 (in thousands except for MWhs).

	Years Ended December 31,
	2014	2013	2012
MWh sales	2,609,769	2,472,622	2,614,132
Sales revenue	$97,980	$82,806	$72,770
Fuel cost	$74,716	$68,241	$62,481
Total margins	$23,264	$14,565	$10,289
Retained margins	$2,147	$1,549	$1,098

Off-system sales revenues increased $15.2 million or 18.3% and the related retained margins increased $0.6 million or 38.6% for the twelve months ended December 31, 2014 when compared to 2013 as a result of higher average market prices for power and a 5.5% increase in MWh sales. Off-system sales revenues increased $10.0 million or 13.8% and the related retained margins increased $0.5 million or 41.1% for the twelve months ended December 31, 2013 when compared to the same period in 2012, as a result of higher average market prices for power partially offset by a 5.4% decline in MWh sales.

Comparisons of kWh sales and operating revenues are shown below:

			Increase (Decrease)
Years Ended December 31:	2014	2013	Amount	Percent
kWh sales (in thousands):
Retail:
Residential	2,640,535	2,679,262	(38,727)	(1.4)%
Commercial and industrial, small	2,357,846	2,349,148	8,698	0.4
Commercial and industrial, large	1,064,475	1,095,379	(30,904)	(2.8)
Sales to public authorities	1,562,784	1,622,607	(59,823)	(3.7)
Total retail sales	7,625,640	7,746,396	(120,756)	(1.6)
Wholesale:
Sales for resale	61,729	61,232	497	0.8
Off-system sales	2,609,769	2,472,622	137,147	5.5
Total wholesale sales	2,671,498	2,533,854	137,644	5.4
Total kWh sales	10,297,138	10,280,250	16,888	0.2
Operating revenues (in thousands):
Non-fuel base revenues:
Retail:
Residential	$234,371	$236,651	$(2,280)	(1.0)%
Commercial and industrial, small	185,388	184,568	820	0.4
Commercial and industrial, large	39,239	40,235	(996)	(2.5)
Sales to public authorities	92,066	95,044	(2,978)	(3.1)
Total retail non-fuel base revenues	551,064	556,498	(5,434)	(1.0)
Wholesale:
Sales for resale	2,277	2,172	105	4.8
Total non-fuel base revenues	553,341	558,670	(5,329)	(1.0)
Fuel revenues:
Recovered from customers during the period	161,052	133,481	27,571	20.7
Under collection of fuel (1)	3,110	10,849	(7,739)	(71.3)
New Mexico fuel in base rates	71,614	73,295	(1,681)	(2.3)
Total fuel revenues (2)	235,776	217,625	18,151	8.3
Off-system sales:
Fuel cost	74,716	68,241	6,475	9.5
Shared margins	21,117	13,016	8,101	62.2
Retained margins	2,147	1,549	598	38.6
Total off-system sales	97,980	82,806	15,174	18.3

Other (3) (4)	30,428	31,261	(833)	(2.7)
Total operating revenues	$917,525	$890,362	$27,163	3.1
Average number of retail customers (5):
Residential	352,277	347,891	4,386	1.3%
Commercial and industrial, small	39,600	38,836	764	2.0
Commercial and industrial, large	49	50	(1)	(2.0)
Sales to public authorities	5,088	4,997	91	1.8
Total	397,014	391,774	5,240	1.3
 ___________________________

(1)	2014 includes a DOE refund related to spent fuel storage of $8.3 million offset in part by $2.2 million related to Palo Verde performance rewards, net.

(2)	Includes deregulated Palo Verde Unit 3 revenues for the New Mexico jurisdiction of $15.0 million and $11.4 million in 2014 and 2013, respectively.

(3)	Includes an Energy Efficiency Bonus of $2.0 million and $0.5 million in 2014 and 2013, respectively.

(4)	Represents revenues with no related kWh sales.

(5)	The number of retail customers presented is based on the number of service locations.

			Increase (Decrease)
Years Ended December 31:	2013	2012	Amount	Percent
kWh sales (in thousands):
Retail:
Residential	2,679,262	2,648,348	30,914	1.2%
Commercial and industrial, small	2,349,148	2,366,541	(17,393)	(0.7)
Commercial and industrial, large	1,095,379	1,082,973	12,406	1.1
Sales to public authorities	1,622,607	1,617,606	5,001	0.3
Total retail sales	7,746,396	7,715,468	30,928	0.4
Wholesale:
Sales for resale	61,232	64,266	(3,034)	(4.7)
Off-system sales	2,472,622	2,614,132	(141,510)	(5.4)
Total wholesale sales	2,533,854	2,678,398	(144,544)	(5.4)
Total kWh sales	10,280,250	10,393,866	(113,616)	(1.1)
Operating revenues (in thousands):
Non-fuel base revenues:
Retail:
Residential	$236,651	$234,095	$2,556	1.1%
Commercial and industrial, small	184,568	188,014	(3,446)	(1.8)
Commercial and industrial, large	40,235	42,041	(1,806)	(4.3)
Sales to public authorities	95,044	96,132	(1,088)	(1.1)
Total retail non-fuel base revenues	556,498	560,282	(3,784)	(0.7)
Wholesale:
Sales for resale	2,172	2,318	(146)	(6.3)
Total non-fuel base revenues	558,670	562,600	(3,930)	(0.7)
Fuel revenues:
Recovered from customers during the period (1)	133,481	130,193	3,288	2.5
Under (over) collection of fuel	10,849	(18,539)	29,388	—
New Mexico fuel in base rates	73,295	74,154	(859)	(1.2)
Total fuel revenues (2)	217,625	185,808	31,817	17.1
Off-system sales:
Fuel cost	68,241	62,481	5,760	9.2
Shared margins	13,016	9,191	3,825	41.6
Retained margins	1,549	1,098	451	41.1
Total off-system sales	82,806	72,770	10,036	13.8

Other (3)	31,261	31,703	(442)	(1.4)
Total operating revenues	$890,362	$852,881	$37,481	4.4
Average number of retail customers (4):
Residential	347,891	343,409	4,482	1.3%
Commercial and industrial, small	38,836	38,601	235	0.6
Commercial and industrial, large	50	50	—	—
Sales to public authorities	4,997	4,828	169	3.5
Total	391,774	386,888	4,886	1.3
 _______________________

(1)	Excludes $6.9 million of refunds in 2012 related to prior periods' Texas deferred fuel revenues.

(2)	Includes deregulated Palo Verde Unit 3 revenues for the New Mexico jurisdiction of $11.4 million and $9.8 million in 2013 and 2012, respectively.

(3)	Represents revenues with no related kWh sales.

(4)	The number of retail customers presented is based on the number of service locations.

Energy expenses
Our sources of energy include electricity generated from our nuclear, natural gas and coal generating plants and purchased power. Palo Verde represents approximately 34% of our available net generating capacity and approximately 54% of our Company-generated energy for the twelve months ended December 31, 2014. Fluctuations in the price of natural gas, which also is the primary factor influencing the price of purchased power, have had a significant impact on our cost of energy.
Energy expenses increased $26.7 million or 9.2% for the twelve months ended December 31, 2014 compared to 2013, primarily due to an increase of $32.7 million in natural gas costs due to a 17.1% increase in the average costs of gas and a 2.4% increase in MWhs generated with natural gas, and increased total purchased power of $2.4 million due to a 17.5% increase in the average price of power purchased partially offset by a 10.2% decrease in MWhs purchased. Photovoltaic purchased power costs per MWh decreased for the twelve months ended December 31, 2014, when compared to the same period in 2013 primarily due to the lower priced purchases from Macho Springs solar photovoltaic project which began commercial operation in May 2014. The increase in energy expense was partially offset by a decrease in nuclear fuel expense related to an $8.5 million settlement with the DOE for reimbursement of spent fuel storage and management costs recorded in 2014.
Energy expenses increased $37.8 million or 15.0% for the twelve months ended December 31, 2013 compared to 2012, primarily due to an increase of $36.3 million in natural gas costs due to a 24% increase in the average costs of gas and a 3.5% increase in the MWhs generated with natural gas, and increased total purchased power of $2.1 million resulting from an 18.3% increase in the average price of power purchased partially offset by a 12.5% decrease in MWh purchased.
The table below details the sources and costs of energy for 2014, 2013 and 2012.

	2014				2013
Fuel Type	Cost		MWh	Cost per MWh	Cost	MWh	Cost per MWh
	(in thousands)				(in thousands)
Natural Gas	$196,833		3,774,209	$52.15	$164,139	3,686,823	$44.52
Coal	12,883		596,252	21.61	13,680	635,717	21.52
Nuclear	41,289	(a)	5,106,668	9.76	48,949	4,966,233	9.86
Total	251,005		9,477,129	27.39	226,768	9,288,773	24.41
Purchase Power:
Photovoltaic	19,575		227,979	85.86	13,863	120,926	114.64
Other	45,229		1,162,511	39.80	48,500	1,427,004	33.99
Total purchased power	64,804		1,390,490	47.35	62,363	1,547,930	40.29
Total energy	$315,809		10,867,619	29.94	$289,131	10,836,703	26.68

	2012
Fuel Type	Cost		MWh	Cost per MWh
	(in thousands)
Natural Gas	$127,833		3,561,253	$35.90
Coal	13,604		655,108	20.77
Nuclear	49,639		5,045,772	9.84
Total	191,076		9,262,133	20.63
Purchase Power:
Photovoltaic	11,776		103,189	114.12
Other	48,475		1,665,621	29.10
Total purchased power	60,251		1,768,810	34.06
Total energy	$251,327		11,030,943	22.78
 _____________________
(a) Costs includes a DOE settlement of $8.5 million recorded in 2014. Cost per MWh excludes this settlement.

Other operations expense
Other operations expense increased $1.7 million or 0.7% in 2014 compared to 2013 primarily due to a $5.6 million increase in other operations payroll costs including a $2.7 million increase in incentive compensation, a $1.5 million increase in customer care expenses including an increase in uncollectible customer accounts, and a $1.5 million increase in Palo Verde operations expense. These increases were partially offset by $5.5 million decrease in employee pensions and benefits primarily due to changes in actuarial assumptions used to calculate expenses for our employee pension and post-retirement benefit plans and plan modifications.
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
Maintenance expense
Maintenance expenses increased $4.6 million or 7.5% in 2014 compared to 2013 due to an increase in maintenance expense at Four Corners and Newman generating plants and increased payroll expense. Maintenance expenses increased $0.7 million or 1.2% in 2013 compared to 2012 due to an increase in maintenance expense for our distribution system.
Depreciation and amortization expense
Depreciation and amortization expense increased $3.7 million or 4.7% in 2014 compared to 2013, due to increases in depreciable plant balances primarily in our transmission and distribution plant and our local generating plant, including Rio Grande Unit 9 which began commercial operation on May 13, 2013. Depreciation and amortization expense increased $1.1 million or 1.4% in 2013 compared to 2012 expense due to an increase in depreciable plant including Rio Grande Unit 9. The 2013 increase was partially offset by decreased depreciation expense due to reduced depreciation rates on gas-fired generating units and on transmission and distribution plant as a result of the Texas rate case settlement in May 2012.
Taxes other than income taxes
Taxes other than income taxes increased $5.0 million or 8.7% in 2014 compared to 2013, primarily due to higher property tax values and assessment rates and increases in revenue related taxes. Additionally, in the first quarter of 2014, the Arizona tax district in which Palo Verde operates adjusted its 2013 property tax rate, resulting in an additional charge of $1.3 million. Taxes other than income taxes increased $0.3 million or 0.5% in 2013 compared to 2012, primarily due to increased property taxes which were partially offset by a reduction in revenue related taxes.
Other income (deductions)
Other income (deductions) increased $13.9 million in 2014 compared to 2013, primarily as a result of: (i) increased investment and interest income due to increased net realized gains on equity investments in our decommissioning trusts; (ii) increased allowance for equity funds used during construction ("AEFUDC") due to higher balances of construction work in progress including the Montana Power Station and Eastside Operations Center; and (iii) an increase in miscellaneous other income due to a gain recognized on sale of assets in 2014 with a reduced level of activity in 2013.
Other income (deductions) increased $0.2 million or 1.5% in 2013 compared to 2012, primarily as a result of increased investment and interest income, due to realized gains on equity investments in our decommissioning trusts in 2013 compared to net unrealized and realized losses on equity investments in our decommissioning trusts in 2012 and increased AEFUDC due to higher balances of construction work in progress in 2013. This increase was partially offset by increased miscellaneous deductions in 2013 due to the timing and amount of charitable donations and gains recognized on the sale of properties, plants and equipments in 2012 with no comparable amounts in 2013.
Interest charges (credits)
Interest charges (credits) decreased $0.9 million or 1.9% in 2014 compared to 2013, primarily due to increased allowance for borrowed funds used during construction, ("ABFUDC") as a result of higher balances of construction work in progress in 2014 partially offset by an increase in interest on short-term borrowings for working capital purposes and interest expense on the $150 million of 5.00% Senior Notes due 2044 issued in December 2014.

Interest charges (credits) increased $2.8 million or 6.2% in 2013 compared to 2012 primarily due to interest on $150 million of 3.3% Senior Notes issued in December 2012 partially offset by (i) a decrease in interest on short-term borrowings for working capital purposes; (ii) the refunding and remarketing of two series of pollution control bonds at lower rates in August 2012; and (iii) increased ABFUDC as a result of higher balances of construction work in progress in 2013.
Income tax expense
Income tax expense decreased by $2.6 million or 5.9% in 2014 compared to 2013 primarily due to (i) an increase in the AEFUDC, (ii) an increase in capital gains on equity investments in our decommissioning trusts which are taxed at a lower rate, and (iii) an increase in tax credits earned. These decreases were partially offset by an increase in state income taxes. Income tax expense decreased by $3.3 million or 7.1% in 2013 compared to 2012 primarily due to a decrease in pre-tax income and a decrease in state income taxes due to positive developments in state income tax audits and settlements.
New accounting standards
In July 2013, the FASB issued new guidance (ASU 2013-11, Income Taxes (Topic 740)) to eliminate the diversity in the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 requires an entity to present an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain circumstances when it would be reflected as a liability. We implemented ASU 2013-11 in the first quarter of 2014 on a prospective basis. This ASU did not have a significant impact on our statement of operations or statements of cash flows.
In May 2014, the FASB issued new guidance (ASU 2014-09, Revenue from Contracts with Customers (Topic 606)) to provide a framework that replaces the existing revenue recognition guidance. ASU 2014-09 is the result of a joint effort by the FASB and the International Accounting Standards Board ("IASB") intended to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. Generally Accepted Accounting Principles ("GAAP") and International Financial Reporting Standards. ASU 2014-09 provides that an entity should recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 is effective for annual periods and interim periods within that reporting period beginning after December 15, 2016, for public business entities. Early adoption of ASU 2014-09 is not permitted. We are currently assessing the future impact of this ASU.
Inflation
For the last several years, inflation has been relatively low and, therefore, has had little impact on our results of operations and financial condition.
Liquidity and Capital Resources
In December 2014, we issued $150 million in aggregate principal amount of 5.00% Senior Notes due December 1, 2044 to fund construction expenditures and to repay the outstanding balance of our revolving credit facility ("RCF") used for working capital and general corporate purposes. We continue to maintain a strong balance of common stock equity in our capital structure which supports our bond ratings, allowing us to obtain financing from the capital markets at a reasonable cost. At December 31, 2014, our capital structure, including common stock, long-term debt, current maturities of long-term debt, and short-term borrowings under the RCF, consisted of 45.8% common stock equity and 54.2% debt. At December 31, 2014, we had on hand $40.5 million in cash and cash equivalents. Based on current projections, we believe that we will have adequate liquidity through our current cash balances, cash from operations, and available borrowings under the RCF to meet all of our anticipated cash requirements for the next twelve months. We may issue long-term debt in the capital markets to finance future capital requirements in late 2015 or early 2016.
Our principal liquidity requirements in the near-term are expected to consist of capital expenditures to expand and support electric service obligations, expenditures for nuclear fuel inventory, interest payments on our indebtedness, cash dividend payments, operating expenses including fuel costs, maintenance costs, taxes, and payment of our $15 million Series A 3.67% Senior Note which matures in August 2015.
Capital Requirements. During the twelve months ended December 31, 2014, our capital requirements primarily consisted of expenditures for the construction and purchase of electric utility plant, cash dividend payments, and purchases of nuclear fuel. Projected utility construction expenditures are to expand and update our transmission and distribution systems, add new generation, and make capital improvements and replacements at Palo Verde and other generating facilities. We are constructing Montana Power Station ("MPS") which will consist of four natural gas-fired 88 MW simple-cycle aeroderivative combustion turbines. Units 1 and 2 are expected to reach commercial operation during the first quarter of 2015. Units 3 and 4 are projected to be completed before the summer peak of 2016 and 2017, respectively. As of December 31, 2014, we had expended $234.7 million, of which $123.7 million was spent during 2014 for MPS including costs related to common facilities and transmission systems. These amounts include AFUDC. Estimated cash construction expenditures for the MPS in 2015 are approximately $100.9 million and estimated construction expenditures for all capital projects for 2015 are approximately $271.0 million. See Part I, Item 1, "Business - Construction Program". Cash capital expenditures for new electric plant were $277.1 million in the twelve months ended December 31, 2014 and $237.4 million in the twelve months ended December 31, 2013. Capital requirements for purchases of nuclear fuel were $37.9 million for the twelve months ended December 31, 2014 and $30.5 million for the twelve months ended December 31, 2013.
On December 30, 2014, we paid a quarterly cash dividend of $0.28 per share or $11.3 million to shareholders of record on December 12, 2014. We paid a total of $44.6 million in cash dividends during the twelve months ended December 31, 2014. On January 29, 2015, our Board of Directors declared a quarterly cash dividend of $0.28 per share payable on March 31, 2015 to shareholders of record on March 16, 2015 which will require cash of $11.3 million. We expect to continue paying quarterly dividends during 2015 and we expect to review the dividend policy in the second quarter of 2015. At the current payout rate, we would expect to pay total cash dividends of approximately $45.2 million during 2015. In addition, while we do not currently anticipate repurchasing shares in 2015, we may repurchase common stock in the future. Under our program, purchases can be made at open market prices or in private transactions, and repurchased shares are available for issuance under employee benefit and stock incentive plans, or may be retired. No shares of common stock were repurchased in 2014 or 2013. As of December 31, 2014, 393,816 shares remain eligible for repurchase.
We will continue to maintain a prudent level of liquidity as well as take market conditions for debt and equity securities into account. We primarily utilize the distribution of dividends to maintain a balanced capital structure and supplement this effort with share repurchases when appropriate. Our liquidity needs can fluctuate quickly based on fuel prices and other factors and we are continuing to make investments in new electric plant and other assets in order to reliably serve our customers. In light of these factors, we expect it will be a number of years before we achieve a dividend payout equivalent to industry average.
Our cash requirements for federal and state income taxes vary from year to year based on taxable income, which is influenced by the timing of revenues and expenses recognized for income tax purposes. Income tax payments in 2015 are expected to be minimal due to tax law changes which accelerated tax deductions and alternative minimum tax credit carry-forwards.
We continually evaluate our funding requirements related to our retirement plans, other post-retirement benefit plans, and decommissioning trust funds. We contributed $10.9 million and $16.9 million to our retirement plans during the twelve months ended December 31, 2014 and 2013, respectively. We did not make any contributions to our other post-retirement benefit plans during the twelve months ended December 31, 2014, as we utilized excess contributions from the $3.1 million contributed during the twelve months ended December 31, 2013. We contributed $4.5 million to our decommissioning trust funds in both 2014 and 2013. We are in compliance with the funding requirements of the federal government for our benefit plans. In addition, with respect to our nuclear plant decommissioning trust, we are in compliance with the funding requirements of the federal law and the Arizona Nuclear Power Project Participation Agreement. We will continue to review our funding for these plans in order to meet our future obligations.
In 2010, the Company and RGRT, a Texas grantor trust through which we finance our portion of fuel for Palo Verde, entered into a note purchase agreement with various institutional purchasers. Under the terms of the agreement, RGRT sold to the purchasers $110 million aggregate principal amount of senior notes. In August 2015, $15 million of these senior notes will mature.
Capital Resources. Cash provided by operations, $243.3 million in 2014 and $247.5 million in 2013, is a significant source for funding capital requirements. Cash from operations has been impacted by the timing of the recovery of fuel costs through fuel recovery mechanisms in Texas and New Mexico and our sales for resale customer. We recover actual fuel costs from customers through fuel adjustment mechanisms in Texas, New Mexico, and from our sales for resale customer. We record deferred fuel revenues for the under-recovery or over-recovery of fuel costs until they can be recovered from or refunded to customers. In Texas, fuel costs are recovered through a fixed fuel factor. We can seek to revise our fixed fuel factor at least four months after our last revision except in the month of December based upon our approved formula which allows us to adjust fuel rates to reflect changes in costs of natural gas. We are required to request to refund fuel costs in any month when the over-recovery balance exceeds a threshold material amount and we expect fuel costs to continue to be materially over-recovered. We are permitted to seek to surcharge fuel under-recoveries in any month the balance exceeds a threshold material amount that we expect fuel cost recovery to continue to be materially under-recovered. Fuel over and under-recoveries are considered material when they exceed 4% of the previous twelve months' fuel costs. On May 1, 2014, we increased our fixed fuel factor charged to our Texas retail customers by 6.9% to reflect the increased level of prices for natural gas that existed at the time.
The Company expects 2015 earnings to be adversely impacted by the regulatory lag resulting from the commercialization of Units 1and 2 of the Montana Power Station, the related transmission system and the Eastside Operations Center expected to be placed in service during the first quarter of 2015. We expect to incur aggregate construction costs of approximately $260.6 million in construction of these facilities. With the introduction of these facilities into service, we will begin to incur increased expenses related to depreciation, property taxes, operations and maintenance. Furthermore, we will cease recognizing AFUDC on such facilities. Base rate increases to seek recovery of these costs are expected to be filed in the second and third quarter of 2015 for our New Mexico and Texas jurisdictions, respectively, with new rates expected to be effective in or about March 2016 for both jurisdictions.
During the twelve months ended December 31, 2014, net fuel recoveries resulted in increased cash from operations when compared to the same period in 2013. During the twelve months ended December 31, 2014, the Company had a fuel under-recovery of $3.1 million compared to an under-recovery of fuel costs of $10.8 million during the twelve months ended December 31, 2013. At December 31, 2014, we had a net fuel under-recovery balance of $9.3 million, including an under-recovery balance of $10.3 million for our Texas and FERC jurisdictions and an over-recovery balance of $0.9 million in New Mexico.
In December 2014, we issued $150 million in aggregate principal amount of 5.00% Senior Notes due December 1, 2044. The gross proceeds from the issuance of the senior notes were $149.5 million, net of a $0.5 million discount before commissions and expenses and the effective interest rate was 5.10%. The net proceeds from the sale of these senior notes were used to fund construction expenditures and to repay the outstanding balance of our revolving credit facility ("RCF") used for working capital and general corporate purposes.
We maintain an RCF for working capital and general corporate purposes and the financing of nuclear fuel through the RGRT. The RGRT is the trust through which we finance our portion of nuclear fuel for Palo Verde and is consolidated in the Company's financial statements. On January 14, 2014, we amended and extended our $300 million RCF, which includes an option to expand the size to $400 million, upon the satisfaction of certain conditions including obtaining commitments from lenders or third party financial institutions. The amended facility extends the maturity from September 2016 to January 2019. In addition, we may extend the January 2019 maturity, subject to lenders' approval, by two additional one year periods. The terms of the agreement provide that amounts we borrow under the RCF may be used for working capital and general corporate purposes. The total amount borrowed for nuclear fuel by the RGRT was $124.5 million at December 31, 2014, of which $14.5 million had been borrowed under the RCF and $110 million was borrowed through senior notes. Borrowings by RGRT for nuclear fuel were $124.4 million at December 31, 2013, of which $14.4 million had been borrowed under the RCF and $110 million was borrowed through senior notes. Interest costs on borrowings to finance nuclear fuel are accumulated by the RGRT and charged to us as fuel is consumed and recovered from customers through fuel recovery charges. No borrowings were outstanding at December 31, 2014 or December 31, 2013, under the RCF for working capital and general corporate purposes.
We believe we have adequate liquidity through our current cash balances, cash from operations, available borrowings under the RCF, and our favorable access to capital markets to meet all of our anticipated cash requirements for the next twelve months. In the fourth quarter of 2013, we received approval from the NMPRC and the FERC to incrementally issue up to $300 million of long-term debt and to guarantee the issuance of up to $50 million of new long-term debt by RGRT to finance future purchases of nuclear fuel and to refinance existing nuclear fuel debt obligations. The FERC approval was effective on November 15, 2013 and terminates two years thereafter. The NMPRC approval was effective on October 30, 2013 and remains in effect until the debt is issued. The $150 million of 5.00% Senior Notes issued in December 2014 were issued pursuant to these approvals. The authorizations to issue up to an additional $150 million of long-term debt and up to $50 million of new long-term debt by RGRT provides us with the flexibility to access the debt capital markets prior to the termination of the FERC approval on November 15, 2015. Additionally, we could request approval from the FERC to issue additional debt after November 15, 2015. We may decide to issue long-term debt in the capital markets to finance capital requirements in late 2015 or early 2016.

Contractual Obligations. Our contractual obligations as of December 31, 2014 are as follows (in thousands):

	Payments due by period
	Total	2015	2016 and 2017	2018 and 2019	2020 and Beyond
Long-Term Debt (including interest):
Senior notes (1)	$1,870,975	$47,700	$95,400	$95,400	$1,632,475
Pollution control bonds (2)	455,420	10,583	54,259	19,918	370,660
RGRT Senior notes (3)	130,864	20,054	59,006	4,536	47,268
Financing Obligations (including interest):
Revolving credit facility (4)	14,720	14,720	—	—	—
Purchase Obligations:
Power contracts	2,563	2,563	—	—	—
Fuel contracts:
Coal (5)	17,757	11,172	6,585	—	—
Gas (5)	358,534	44,835	77,243	62,644	173,812
Nuclear fuel (6)	82,330	22,873	28,123	21,857	9,477
Retirement Plans and Other Post-retirement benefits (7)	11,319	11,319	—	—	—
Nuclear decommissioning trust funds (8)	148,101	4,535	9,071	9,071	125,424
Operating leases (9)	11,640	1,386	1,460	1,028	7,766
Total	$3,104,223	$191,740	$331,147	$214,454	$2,366,882
 _____________________

(1)
We have four issuances of Senior Notes. In May 2005, we issued $400.0 million in aggregate principal amount of 6% Senior Notes due May 15, 2035. In June 2008, we issued $150.0 million in aggregate principal amount of 7.5% Senior Notes due March 15, 2038. In December 2012, we issued $150.0 million in aggregate principal amount of 3.3% Senior Notes due December 15, 2022. In December 2014, we issued $150.0 million in aggregate principal amount of 5.00% Senior Notes due December 1, 2044.

(2)	We have four series of pollution control bonds which are scheduled for remarketing and/or mandatory tender, one in 2017, two in 2040, and one in 2042.

(3)
In 2010, the Company and RGRT entered into a Note Purchase Agreement for $110 million aggregate principal amount of senior notes consisting of: (a) $15 million aggregate principal amount of 3.67% RGRT Senior Notes, Series A, due August 15, 2015; (b) $50 million aggregate principal amount of 4.47% RGRT Senior Notes, Series B, due August 15, 2017; and (c) $45 million aggregate principal amount of 5.04% RGRT Senior Notes, Series C, due August 15, 2020.

(4)
This reflects obligations outstanding under the $300 million RCF. At December 31, 2014, $14.5 million was borrowed by RGRT for nuclear fuel. This balance includes interest based on actual interest rates at the end of 2014 and assumes this amount will be outstanding for the entire year of 2015.

(5)	Amount is based on the minimum volumes per the contract and market and/or contract price at the end of 2014. Gas obligation includes a gas storage contract and a gas transportation contract.

(6)	Some of the nuclear fuel contracts are based on a fixed price, adjusted for a market index. The index used here is the index at the end of 2014.

(7)
This obligation is based on our expected contributions and includes our minimum contractual funding requirements for the non-qualified retirement income plan and the other post-retirement benefits for 2015. We have no minimum cash contractual funding requirement related to our retirement income plan or other post-retirement benefits for 2015. However, we may decide to fund at higher levels and expect to contribute $11.3 million to our retirement plans in 2015, as disclosed in Part II, Item 8, "Notes to Financial Statements, Note M, Employee Benefits". Minimum funding requirements for 2015 and beyond are not included due to the uncertainty of interest rates and the related return on assets.

(8)	These obligations represent funding amounts approved in PUCT Docket No. 40094 and NMPRC Case No. 09-00171-UT.

(9)
We lease land in El Paso adjacent to the Newman Power Station under a lease which expires in June 2033 with a renewal option of 25 years. In addition, we lease certain warehouse facilities in El Paso under a lease which expires in December 2015. We also have several other leases for office, parking facilities and equipment which expire within the next three years.

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
Our decommissioning trust funds consist of equity securities and fixed income instruments and are carried at fair value. We face interest rate risk on the fixed income instruments, which consist primarily of municipal, federal and corporate bonds and which were valued at $104.7 million and $85.3 million as of December 31, 2014 and 2013, respectively. A hypothetical 10% increase in interest rates would reduce the fair values of these funds by $1.2 million on their fair values at both December 31, 2014 and 2013.
Equity Price Risk
Our decommissioning trust funds include marketable equity securities of approximately $123.4 million and $122.9 million at December 31, 2014 and 2013, respectively. A hypothetical 20% decrease in equity prices would reduce the fair values of these funds by $24.7 million and $24.6 million based on their fair values at December 31, 2014 and 2013, respectively. Declines in market prices could require that additional amounts be contributed to our nuclear decommissioning trusts to maintain minimum funding requirements. We will not have a requirement to expend monies held in trust before 2044 or a later period when we begin to decommission Palo Verde.
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
In the normal course of business, we enter into contracts of various durations for the forward sales and purchases of electricity to effectively manage our available generating capacity and supply needs. Such contracts include forward contracts for the sale of generating capacity and energy during periods when our available power resources are expected to exceed the requirements of our retail native load and sales for resale. We also enter into forward contracts for the purchase of wholesale capacity and energy during periods when the market price of electricity is below our expected incremental power production costs or to supplement our generating capacity when demand is anticipated to exceed such capacity. As of January 31, 2015, we had entered into forward sales and purchase contracts for energy as discussed in Part I, Item 1, "Business – Energy Sources – Purchased Power." These agreements are generally fixed-priced contracts which qualify for the "normal purchases and normal sales" exception provided in FASB guidance for accounting for derivative instruments and hedging activities and are not recorded at their fair value in our financial statements. Because of the operation of the PUCT and the NMPRC rules and our fuel clauses, these contracts do not expose us to significant commodity price risk.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission's 2013 Internal Control - Integrated Framework.
Based on its assessment, management believes that, as of December 31, 2014, the Company’s internal control over financial reporting is effective based on those criteria.
The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the Company’s internal control over financial reporting. This report appears on page 44 of this report.

Item 8.Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
El Paso Electric Company:
We have audited the accompanying balance sheets of El Paso Electric Company as of December 31, 2014 and 2013, and the related statements of operations, comprehensive operations, changes in common stock equity, and cash flows for each of the years in the three-year period ended December 31, 2014. We also have audited El Paso Electric Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). El Paso Electric Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of El Paso Electric Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, El Paso Electric Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ KPMG LLP
Kansas City, Missouri
February 27, 2015

EL PASO ELECTRIC COMPANY
BALANCE SHEETS

ASSETS (In thousands)	December 31,
	2014	2013
Utility plant:
Electric plant in service	$3,229,255	$3,076,549
Less accumulated depreciation and amortization	(1,266,672)	(1,214,088)
Net plant in service	1,962,583	1,862,461
Construction work in progress	414,284	282,647
Nuclear fuel; includes fuel in process of $46,996 and $48,492, respectively	185,185	188,185
Less accumulated amortization	(73,701)	(75,820)
Net nuclear fuel	111,484	112,365
Net utility plant	2,488,351	2,257,473
Current assets:
Cash and cash equivalents	40,504	25,592
Accounts receivable, principally trade, net of allowance for doubtful accounts of $2,253 and $2,261, respectively	71,165	65,350
Accumulated deferred income taxes	13,957	26,965
Inventories, at cost	45,889	45,942
Under-collection of fuel revenues	10,253	7,248
Prepayments and other	12,213	7,694
Total current assets	193,981	178,791
Deferred charges and other assets:
Decommissioning trust funds	234,286	214,095
Regulatory assets	112,086	101,050
Other	30,597	34,879
Total deferred charges and other assets	376,969	350,024
Total assets	$3,059,301	$2,786,288
See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
BALANCE SHEETS (Continued)

CAPITALIZATION AND LIABILITIES (In thousands except for share data)	December 31,
	2014	2013
Capitalization:
Common stock, stated value $1 per share, 100,000,000 shares authorized, 65,725,246 and 65,639,091 shares issued, and 124,297 and 120,534 restricted shares, respectively	$65,850	$65,760
Capital in excess of stated value	318,515	314,443
Retained earnings	1,032,537	985,665
Accumulated other comprehensive income (loss), net of tax	(8,001)	2,612
	1,408,901	1,368,480
Treasury stock, 25,492,919 shares at cost	(424,647)	(424,647)
Common stock equity	984,254	943,833
Long-term debt, net of current portion	1,134,179	999,620
Total capitalization	2,118,433	1,943,453
Current liabilities:
Current maturities of long-term debt	15,000	—
Short-term borrowings under the revolving credit facility	14,532	14,352
Accounts payable, principally trade	78,862	61,795
Taxes accrued	28,210	25,206
Interest accrued	12,758	12,189
Over-collection of fuel revenues	932	1,048
Other	24,715	22,932
Total current liabilities	175,009	137,522
Deferred credits and other liabilities:
Accumulated deferred income taxes	474,154	449,925
Accrued pension liability	94,272	84,012
Accrued post-retirement benefit liability	59,342	50,655
Asset retirement obligation	74,577	65,214
Regulatory liabilities	26,099	26,416
Other	37,415	29,091
Total deferred credits and other liabilities	765,859	705,313
Commitments and contingencies
Total capitalization and liabilities	$3,059,301	$2,786,288

See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF OPERATIONS
(In thousands except for share data)

	Years Ended December 31,
	2014	2013	2012
Operating revenues	$917,525	$890,362	$852,881
Energy expenses:
Fuel	251,005	226,768	191,076
Purchased and interchanged power	64,804	62,363	60,251
	315,809	289,131	251,327
Operating revenues net of energy expenses	601,716	601,231	601,554
Other operating expenses:
Other operations	238,832	237,155	236,558
Maintenance	65,629	61,068	60,339
Depreciation and amortization	83,342	79,626	78,556
Taxes other than income taxes	62,750	57,747	57,443
	450,553	435,596	432,896
Operating income	151,163	165,635	168,658
Other income (deductions):
Allowance for equity funds used during construction	14,662	10,008	9,427
Investment and interest income, net	13,633	7,033	5,275
Miscellaneous non-operating income	4,075	909	1,415
Miscellaneous non-operating deductions	(4,199)	(3,635)	(2,013)
	28,171	14,315	14,104
Interest charges (credits):
Interest on long-term debt and revolving credit facility	59,028	58,635	54,632
Other interest	1,250	431	1,190
Capitalized interest	(5,092)	(5,299)	(5,312)
Allowance for borrowed funds used during construction	(8,368)	(6,055)	(5,573)
	46,818	47,712	44,937
Income before income taxes	132,516	132,238	137,825
Income tax expense	41,088	43,655	46,979
Net income	$91,428	$88,583	$90,846

Basic earnings per share	$2.27	$2.20	$2.27

Diluted earnings per share	$2.27	$2.20	$2.26

Dividends declared per share of common stock	$1.105	$1.045	$0.97
Weighted average number of shares outstanding	40,190,991	40,114,594	39,974,022
Weighted average number of shares and dilutive potential shares outstanding	40,211,717	40,126,647	40,055,581
See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF COMPREHENSIVE OPERATIONS
(In thousands)

	Years Ended December 31,
	2014	2013	2012
Net income	$91,428	$88,583	$90,846
Other comprehensive income (loss):
Unrecognized pension and post-retirement benefit costs:
Net gain (loss) arising during period	(54,328)	82,964	(2,109)
Prior service benefit	34,200	97	—
Reclassification adjustments included in net income for amortization of:
Prior service benefit	(7,659)	(5,560)	(5,762)
Net loss	6,182	10,472	11,971
Net unrealized gains/losses on marketable securities:
Net holding gains arising during period	10,827	17,699	9,927
Reclassification adjustments for net (gains) losses included in net income	(7,350)	(553)	1,042
Net losses on cash flow hedges:
Reclassification adjustment for interest expense included in net income	438	411	385
Total other comprehensive income (loss) before income taxes	(17,690)	105,530	15,454
Income tax benefit (expense) related to items of other comprehensive income (loss):
Unrecognized pension and post-retirement benefit costs	8,051	(33,566)	(1,464)
Net unrealized gains on marketable securities	(760)	(3,100)	(2,438)
Losses on cash flow hedges	(214)	(168)	(131)
Total income tax benefit (expense)	7,077	(36,834)	(4,033)
Other comprehensive income (loss), net of tax	(10,613)	68,696	11,421
Comprehensive income	$80,815	$157,279	$102,267
See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF CHANGES IN COMMON STOCK EQUITY
(In thousands except for share data)

	Common Stock		Capital in Excess of Stated Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock		Common Stock Equity

	Shares	Amount				Shares	Amount
Balances at December 31, 2011	65,452,073	$65,452	$309,777	$887,174	$(77,505)	25,492,919	$(424,647)	$760,251
Restricted common stock grants and deferred compensation	87,428	87	1,691					1,778
Performance share awards vested	174,038	174	1,019					1,193
Stock awards withheld for taxes	(52,778)	(52)	(1,770)					(1,822)
Forfeited restricted common stock	(88,100)	(88)	(1,206)					(1,294)
Deferred taxes on stock incentive plan			1,101					1,101
Stock options exercised	32,336	32	382					414
Net income				90,846				90,846
Other comprehensive income					11,421			11,421
Dividends declared				(38,889)				(38,889)
Balances at December 31, 2012	65,604,997	65,605	310,994	939,131	(66,084)	25,492,919	(424,647)	824,999
Restricted common stock grants and deferred compensation	96,279	96	2,702					2,798
Performance share awards vested	64,275	64	785					849
Stock awards withheld for taxes	(23,808)	(23)	(788)					(811)
Forfeited restricted common stock	(1,549)	(1)						(1)
Deferred taxes on stock incentive plan			427					427
Stock options exercised	15,000	15	177					192
Compensation paid in shares	4,431	4	146					150
Net income				88,583				88,583
Other comprehensive income					68,696			68,696
Dividends declared				(42,049)				(42,049)
Balances at December 31, 2013	65,759,625	65,760	314,443	985,665	2,612	25,492,919	(424,647)	943,833
Restricted common stock grants and deferred compensation	103,672	104	4,175					4,279
Stock awards withheld for taxes	(4,696)	(5)	(183)					(188)
Forfeited restricted common stock	(19,162)	(19)						(19)
Deferred taxes on stock incentive plan			(302)					(302)
Compensation paid in shares	10,104	10	382					392
Net income				91,428				91,428
Other comprehensive income					(10,613)			(10,613)
Dividends declared				(44,556)				(44,556)
Balances at December 31, 2014	65,849,543	$65,850	$318,515	$1,032,537	$(8,001)	25,492,919	$(424,647)	$984,254
See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2014	2013	2012
Cash Flows From Operating Activities:
Net income	$91,428	$88,583	$90,846
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of electric plant in service	83,342	79,626	78,556
Amortization of nuclear fuel	43,864	42,537	42,953
Deferred income taxes, net	39,129	44,678	43,561
Allowance for equity funds used during construction	(14,662)	(10,008)	(9,427)
Other amortization and accretion	18,380	16,556	14,724
Gain on sale of property, plant and equipment	(2,092)	(112)	(1,346)
Net (gains) losses on sale of decommissioning trust funds	(7,350)	(553)	1,042
Other operating activities	(93)	(260)	(175)
Change in:
Accounts receivable	(5,815)	(2,450)	13,448
Inventories	(786)	(3,673)	(1,926)
Net over-collection (under-collection) of fuel revenues	(3,121)	(10,843)	11,668
Prepayments and other	(2,750)	(4,295)	(2,784)
Accounts payable	9,684	8,180	1,725
Taxes accrued	(2,209)	(627)	(3,054)
Other current liabilities	1,198	958	78
Deferred charges and credits	(4,807)	(822)	(6,781)
Net cash provided by operating activities	243,340	247,475	273,108
Cash Flows From Investing Activities:
Cash additions to utility property, plant and equipment	(277,078)	(237,411)	(202,387)
Cash additions to nuclear fuel	(37,877)	(30,535)	(46,009)
Capitalized interest and AFUDC:
Utility property, plant and equipment	(23,030)	(16,063)	(15,000)
Nuclear fuel	(5,092)	(5,299)	(5,312)
Allowance for equity funds used during construction	14,662	10,008	9,427
Decommissioning trust funds:
Purchases, including funding of $4.5 million	(117,675)	(65,491)	(107,705)
Sales and maturities	108,311	56,148	98,542
Proceeds from sale of property, plant and equipment	2,395	112	1,757
Other investing activities	4,192	5,767	633
Net cash used for investing activities	(331,192)	(282,764)	(266,054)
Cash Flows From Financing Activities:
Dividends paid	(44,556)	(42,049)	(38,889)
Borrowings under the revolving credit facility:
Proceeds	231,399	44,883	234,575
Payments	(231,219)	(52,686)	(245,799)
Pollution control bonds:
Proceeds	—	—	92,535
Payments	—	—	(92,535)
Proceeds from issuance of senior notes	149,468	—	149,682
Other financing activities	(2,328)	(324)	(3,774)
Net cash provided by (used for) financing activities	102,764	(50,176)	95,795
Net increase (decrease) in cash and cash equivalents	14,912	(85,465)	102,849
Cash and cash equivalents at beginning of period	25,592	111,057	8,208
Cash and cash equivalents at end of period	$40,504	$25,592	$111,057
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
Utility Plant. Utility plant is generally reported at cost. The cost of renewals and betterments are capitalized and the costs of repairs and minor replacements are charged to the appropriate operating expense accounts. Depreciation is provided on a straight-line basis over the estimated remaining lives of the assets (ranging in average from 5 to 48 years). The average composite depreciation rate utilized in 2014, 2013 and 2012 was 2.60%, 2.61%, and 2.64%, respectively. When property subject to composite depreciation is retired or otherwise disposed of in the normal course of business, its cost – together with the cost of removal, less salvage – is charged to accumulated depreciation. For other property dispositions, the applicable cost and accumulated depreciation is removed from the balance sheet accounts and a gain or loss is recognized.
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
AFUDC and Capitalized Interest. The Company capitalizes interest ("ABFUDC") and common equity ("AEFUDC") costs to construction work in progress and capitalizes interest to nuclear fuel in process in accordance with the FERC Uniform System of Accounts as provided for in FASB guidance. AFUDC is a non-cash component of income and is calculated monthly and charged to all new eligible construction and capital improvement projects. AFUDC is compounded on a semi-annual basis. The AFUDC rates used in 2014, 2013 and 2012 were 8.15%, 8.10% and 8.53%, respectively.
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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

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
Operating Revenues Net of Energy Expenses. The Company accrues revenues for services rendered, including unbilled electric service revenues. Energy expenses are stated at actual cost incurred. The Company’s Texas retail customers are billed under base rates and a fixed fuel factor approved by the Public Utility Commission of Texas ("PUCT"). The Company’s New Mexico retail customers are billed under base rates and a fuel adjustment clause which is adjusted monthly, as approved by the New Mexico Public Regulation Commission ("NMPRC"). The Company's FERC sales for resale customers are billed under formula base rates and fuel factors and a fuel adjustment clause which is adjusted monthly. The Company’s recovery of energy expenses is subject to periodic reconciliations of actual energy expenses incurred to actual fuel revenues collected. The difference between energy expenses incurred and fuel revenues charged to customers is reflected as over/under-collection of fuel revenues in the balance sheets. See Note C.
Revenues. Revenues related to the sale of electricity are generally recorded when service is rendered or electricity is delivered to customers. The billing of electricity sales to retail customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. Unbilled revenues are estimated based on monthly generation volumes and by applying an average revenue/kWh to the number of estimated kWhs delivered but not billed. Accounts receivable included accrued unbilled revenues of $21.2 million and $19.8 million at December 31, 2014 and 2013, respectively. The Company presents revenues net of sales taxes in its statements of operations.
Allowance for Doubtful Accounts. The allowance for doubtful accounts represents the Company’s estimate of existing accounts receivable that will ultimately be uncollectible. The allowance is calculated by applying estimated write-off factors to various classes of outstanding receivables. The write-off factors used to estimate uncollectible accounts are based upon consideration of both historical collections experience and management’s best estimate of future collections success given the existing collections environment. Additions, deductions and balances for allowance for doubtful accounts for 2014, 2013 and 2012 are as follows (in thousands):

	2014	2013	2012
Balance at beginning of year	$2,261	$2,906	$3,015
Additions:
Charged to costs and expense	2,755	2,098	3,087
Recovery of previous write-offs	1,516	1,929	2,041
Uncollectible receivables written off	4,279	4,672	5,237
Balance at end of year	$2,253	$2,261	$2,906

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

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
Earnings per Share. The Company’s restricted stock awards are participating securities and earnings per share must be calculated using the two-class method in both the basic and diluted earnings per share calculations. For the basic earnings per share calculation, net income is allocated to the weighted average number of restricted stock awards and to the weighted average number of shares outstanding. The net income allocated to the weighted average number of shares outstanding is then divided by the weighted average number of shares outstanding to derive the basic earnings per share. For the diluted earnings per share, net income is allocated to the weighted average number of restricted stock awards and to the weighted average number of shares and dilutive potential shares outstanding. The Company’s dilutive potential shares outstanding amount is calculated using the treasury stock method for the unvested performance shares. Net income allocated to the weighted average number of shares and dilutive potential shares is then divided by the weighted average number of shares and dilutive potential shares outstanding to derive the diluted earnings per share. See Note G.
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
Pension and Post-retirement Benefit Accounting. See Note M for a discussion of the Company’s accounting policies for its employee benefits.
Reclassification. Certain amounts in the financial statements for 2013 and 2012 have been reclassified to conform with the 2014 presentation.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

B.    New Accounting Standards
In July 2013, the FASB issued new guidance (Accounting Standards Update ("ASU") 2013-11, Income Taxes (Topic 740)) to eliminate the diversity in the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 requires an entity to present an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain circumstances when it would be reflected as a liability. The Company implemented ASU 2013-11 in the first quarter of 2014 on a prospective basis. This ASU did not have a significant impact on the Company's statement of operations or statements of cash flows.
In May 2014, the FASB issued new guidance (ASU 2014-09, Revenue from Contracts with Customers (Topic 606)) to provide a framework that replaces the existing revenue recognition guidance. ASU 2014-09 is the result of a joint effort by the FASB and the International Accounting Standards Board ("IASB") intended to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. Generally Accepted Accounting Principles ("GAAP") and International Financial Reporting Standards. ASU 2014-09 provides that an entity should recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 is effective for annual periods and interim periods within that reporting period beginning after December 15, 2016, for public business entities. Early adoption of ASU 2014-09 is not permitted. The Company is currently assessing the future impact of this ASU.
C.    Regulation
General
The rates and services of the Company are regulated by incorporated municipalities in Texas, the PUCT, the NMPRC and the FERC. Municipal orders, ordinances and other agreements regarding rates and services adopted by Texas municipalities are subject to review and approval by the PUCT. The FERC has jurisdiction over the Company's wholesale (sales for resale) transactions, transmission service and compliance with federally-mandated reliability standards. The decisions of the PUCT, the NMPRC and the FERC are subject to judicial review.
Texas Regulatory Matters
2012 Texas Retail Rate Case. On April 17, 2012, the El Paso City Council approved the settlement of the Company's 2012 Texas retail rate case and fuel reconciliation in PUCT Docket No. 40094. The PUCT issued a final order approving the settlement on May 23, 2012 and rates were effective as of May 1, 2012. As part of the 2012 Texas retail rate settlement, the Company agreed to submit a future fuel reconciliation request covering the period beginning July 1, 2009 and ending no later than June 30, 2013 by December 31, 2013 or as part of its next rate case, if earlier. The Company filed a fuel reconciliation request covering the period July 1, 2009 through March 31, 2013, as discussed below. The 2012 Texas retail rate settlement also provided for the continuation of the energy efficiency cost recovery factor and the military base discount recovery factor. Both of these surcharges require annual filings to reconcile and revise the recovery factors.
Energy Efficiency Cost Recovery Factor. The Company made its annual filing to establish its energy efficiency cost recovery factor for 2015 on May 1, 2014. In addition to projected energy efficiency costs for 2015 and true-up to prior year actual costs, the Company requested approval of a $2.0 million bonus for the 2013 energy efficiency program results in accordance with PUCT rules. In a proposal for decision issued on October 7, 2014, the Administrative Law Judge (“ALJ”) recommended approval of the Company’s requested cost recovery including the requested bonus. The PUCT approved the ALJ’s recommendation at its November 14, 2014 open meeting. The PUCT decision was not appealed. The Company recorded the $2.0 million bonus as operating revenue in the fourth quarter of 2014.
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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

previous twelve months' fuel costs. All such fuel revenue and expense activities are subject to periodic final review by the PUCT in fuel reconciliation proceedings.
On April 15, 2014, the Company filed a request, which was assigned PUCT Docket No. 42384, to increase its fixed fuel factor by $10.7 million or 6.9% annually, pursuant to its approved formula. The revised fixed fuel factor reflected an expected increase in prices for natural gas over the twelve month period beginning March 2014. The increase in the fixed fuel factor received final approval on May 28, 2014 and was effective with May 2014 billings. As of December 31, 2014, the Company had under-recovered fuel costs in the amount of $10.2 million for the Texas jurisdiction. The Company has been reducing the amount of the under-recovery since August 2014 and expects to continue to reduce the amount of under-recovery as long as the price of natural gas remains below the cost of natural gas included in its current fixed fuel factor. If the price of natural gas increases above the cost of natural gas included in the current fixed fuel factor, the Company may request an increase to the fixed fuel factor and effectively mitigate an increase in the under-recovery balance. If the under-recovered balance is above the materiality threshold at the time the fixed fuel factor increase is requested, then the Company will consider requesting a fuel surcharge to collect the remaining under-recovered balance.
Fuel Reconciliation Proceeding. Pursuant to the 2012 Texas retail rate settlement discussed above, on September 27, 2013, the Company filed an application with the PUCT, designated as PUCT Docket No. 41852, to reconcile $545.3 million of fuel and purchased power expenses incurred during the 45-month period from July 1, 2009 through March 31, 2013. A settlement was reached and a final order was issued by the PUCT on July 11, 2014. The twelve months ended December 31, 2014 financial results include a $2.1 million, pre-tax increase to income reflecting the settlement of the Texas fuel reconciliation proceeding. The settlement included the recognition of $3.4 million of Palo Verde performance rewards associated with the 2009 to 2012 performance periods net of disallowed fuel and purchased power costs of $1.75 million of which $0.5 million had been previously reserved. Palo Verde performance rewards are not recognized in the Company’s financial results until the PUCT has ordered a final determination in a fuel proceeding or comparable evidence of collectability is obtained. In addition, the Company reimbursed the City of El Paso approximately $0.1 million in incurred expenses. The settlement also provides that 100% of margins on non-arbitrage off-system sales (as defined by the settlement) and 50% of margins on arbitrage off-system sales be shared with its Texas customers beginning April 1, 2014. For the period April 1, 2014 through June 30, 2015, the Company’s total share of margins assignable to Texas retail jurisdiction, on arbitrage and non-arbitrage off-system sales, may not exceed 10% of the total margins assignable to the Texas retail jurisdiction on all off-system sales. The Company also agreed to file with the PUCT a proceeding to address the reasonableness of the Company’s decision to not continue to participate in the Four Corners coal-fired generating Units 4 and 5 after July 2016. It is expected that issues related to the final coal mine closing and reclamation costs will be addressed in that proceeding as well as other issues related to post-participation events such as the asset retirement obligations of the Company related to those two units. The PUCT’s final order completes the regulatory review and reconciliation of the Company’s fuel expenses for the period through March 31, 2013.
Montana Power Station Approvals. As discussed further below, the Company has received a Certificate of Convenience and Necessity ("CCN") from the PUCT to construct all four units of the Montana Power Station ("the MPS") in El Paso County, Texas. The Company also obtained air permits from the Texas Commission on Environmental Quality ("TCEQ") and the U.S. Environmental Protection Agency ("EPA").
On June 23, 2014, the U.S. Supreme Court issued an opinion in the Utility Air Regulatory Group vs EPA regarding EPA’s authority to require greenhouse gas emissions ("GHG") Prevention of Significant Deterioration (“PSD”) permits for stationary sources. The opinion concluded that the EPA erred in making applicability of the Clean Air Act (“CAA”) permitting requirements based on GHG emissions. As a result, the Company believes its EPA air permit is no longer required and could be rescinded, and it is eligible for a standard air permit to replace the new source review permit issued by the TCEQ. Accordingly, on August 1, 2014, the Company submitted a request to the EPA to rescind the EPA air permit which request remains pending. Also, on September 16, 2014, the Company applied for a standard air permit, which TCEQ issued on October 2, 2014.
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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

In 2013, the Company filed three transmission line CCN applications with the PUCT as part of the MPS Project:

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
The Company requested to build these transmission lines to connect the new MPS to the electrical grid in order to meet expected customer growth and electric demand and to improve system reliability. On March 10, 2014, the PUCT issued a final order approving a unanimous settlement in the MPS to Caliente transmission CCN filing. On August 18, 2014, the PUCT issued final orders approving unanimous settlements of the MPS In & Out transmission CCN filing and the MPS to Montwood transmission CCN filing.
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
Fuel and Purchased Power Costs. Fuel and purchased power costs are recovered through base rates and a Fuel and Purchased Power Cost Adjustment Clause (the "FPPCAC") that corrects for changes in the costs of fuel included in base rates. On January 8, 2014, the NMPRC approved the continuation of the FPPCAC without modification in NMPRC Case No. 13-00380-UT. Fuel and purchased power costs are reconciled to actual costs on a monthly basis and recovered or refunded to customers the second succeeding month. The Company recovers its investment in Palo Verde Unit 3 in New Mexico through the FPPCAC as purchased power using a proxy market price approved in the 2009 New Mexico rate stipulation.
Montana Power Station Approvals. The Company has received a CCN from the NMPRC to construct all four units of the MPS and associated transmission lines. The Company also obtained all necessary air permits from the TCEQ and EPA and has begun construction. A final order in NMPRC Case No. 13-00297-UT approving the CCN for MPS Units 3 and 4 was issued on June 11, 2014.
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
PNM Transmission Rate Case. On December 31, 2012, PNM filed with FERC to change its method of transmission rate recovery  for its transmission delivery services from stated rates to  formula rates.  The Company takes transmission service from PNM and is among the PNM transmission customers affected by PNM’s shift to formula rates. On March 1, 2013, the FERC issued an order rejecting in part PNM’s filing, and establishing settlement judge and hearing procedures.  The parties to the case, including the Company, have been participating in settlement negotiations.  The Company cannot predict the outcome of the case at this time.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

Other Required Approvals. The Company has obtained required approvals for rates and tariffs, securities transactions and other approvals as required by the FERC.
Department of Energy ("DOE"). The DOE regulates the Company's exports of power to the Comisión Federal de Electricidad in Mexico pursuant to a license granted by the DOE and two presidential permits.
The DOE is authorized to assess operators of nuclear generating facilities a share of the costs of decommissioning the DOE's uranium enrichment facilities and for the ultimate costs of disposal of spent nuclear fuel. See Note E for discussion of spent fuel storage and disposal costs.
Sales for Resale
The Company provides firm capacity and associated energy to the Rio Grande Electric Cooperative ("RGEC") pursuant to an ongoing contract with a two-year notice to terminate provision. The Company also provides network integrated transmission service to the RGEC pursuant to the Company's Open Access Transmission Tariff ("OATT"). The contract includes a formula-based rate that is updated annually to recover non-fuel generation costs and a fuel adjustment clause designed to recover all eligible fuel and purchased power costs allocable to the RGEC.
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

	Amortization Period Ends	December 31, 2014	December 31, 2013
Regulatory assets
Regulatory tax assets (a)	(b)	$66,134	$61,772
Loss on reacquired debt (c)	May 2035	17,486	18,338
Final coal reclamation (d)	(e)	10,702	4,290
Nuclear fuel postload daily financing charge	(d)	4,127	4,141
Unrecovered issuance costs due to reissuance of PCBs (c)	August 2042	860	893
Texas energy efficiency	(f)	1,817	—
Texas 2012 rate case costs	April 2014	—	581
Texas 2015 rate case costs	(g)	169	—
Texas military base discount and recovery factor	(h)	—	759
New Mexico procurement plan costs	(g)	139	139
New Mexico renewable energy credits	(g)	5,456	4,833
New Mexico 2010 FPPCAC audit	(g)	434	433
New Mexico Palo Verde deferred depreciation	(b)	4,720	4,871
New Mexico 2015 rate case costs	(g)	42	—
Total regulatory assets		$112,086	$101,050
Regulatory liabilities
Regulatory tax liabilities (a)	(b)	$17,252	$17,752
Accumulated deferred investment tax credit (i)	(b)	4,334	4,656
New Mexico energy efficiency	(f)	3,904	3,646
Texas energy efficiency	(f)	—	362
Texas military base discount and recovery factor	(h)	609	—
Total regulatory liabilities		$26,099	$26,416

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

________________

(a)	No specific return on investment is required since related assets and liabilities offset.

(b)	The amortization period for this asset is based upon the life of the associated assets or liabilities.

(c)	This item is recovered as a component of the weighted cost of debt and amortized over the life of the related debt issuance.

(d)	This item is recovered through fuel recovery mechanisms.

(e)	This item and the related final coal reclamation liability have been included or will be requested in rate base.

(f)	This item is recovered or credited through a recovery factor that is set annually.

(g)	Amortization period is anticipated to be established in next general rate case.

(h)	This item represents the net asset/net liability related to the military discount which is recovered from non-military customers through a recovery factor.

(i)	This item is excluded from rate base.
E.     Utility Plant, Palo Verde and Other Jointly-Owned Utility Plant
The table below presents the balance of each major class of depreciable assets at December 31, 2014 (in thousands):

	Gross Plant	Accumulated Depreciation	Net Plant
Nuclear production	$874,817	$(286,585)	$588,232
Steam and other	684,863	(284,764)	400,099
Total production	1,559,680	(571,349)	988,331
Transmission	433,982	(250,941)	183,041
Distribution	1,020,901	(342,931)	677,970
General	139,491	(56,412)	83,079
Intangible	75,201	(45,039)	30,162
Total	$3,229,255	$(1,266,672)	$1,962,583
Amortization of intangible plant (software) is provided on a straight-line basis over the estimated useful life of the asset (ranging from 5 to 10 years). The table below presents the actual and estimated amortization expense for intangible plant for the previous three years and for the next five years (in thousands):

2012	7,183
2013	7,683
2014	8,051
2015 (estimated)	7,505
2016 (estimated)	7,030
2017 (estimated)	6,388
2018 (estimated)	4,762
2019 (estimated)	3,101
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
Other jointly-owned utility plant includes a 7% interest in Units 4 and 5 at Four Corners Generating Station ("Four Corners") and certain other transmission facilities. A summary of the Company’s investment in jointly-owned utility plant, excluding fuel inventories, at December 31, 2014 and 2013 is as follows (in thousands):

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

	December 31, 2014		December 31, 2013
	Palo Verde	Other	Palo Verde	Other
Electric plant in service	$874,817	$219,318	$817,665	$217,137
Accumulated depreciation	(286,585)	(176,492)	(271,173)	(173,819)
Construction work in progress	55,632	6,900	75,040	2,347
Total	$643,864	$49,726	$621,532	$45,665
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
Palo Verde Operating Licenses. Operation of each of the three Palo Verde Units requires an operating license from the NRC.  The NRC issued full power operating licenses for Unit 1 in June 1985, Unit 2 in April 1986 and Unit 3 in November 1987, and issued renewed operating licenses for each of the three units in April 2011, which extended the licenses for Units 1, 2 and 3 to June 2045, April 2046 and November 2047, respectively.
Decommissioning. Pursuant to the ANPP Participation Agreement and federal law, the Company must fund its share of the estimated costs to decommission Palo Verde Units 1, 2 and 3, including the Common Facilities, through the term of their respective operating licenses and is required to maintain a minimum accumulation and funding level in its decommissioning account at the end of each annual reporting period during the life of the plant. The Company has established external trusts with an independent trustee, which enables the Company to record a current deduction for federal income tax purposes for most of the amounts funded. At December 31, 2014, the Company’s decommissioning trust fund had a balance of $234.3 million, which is above its minimum funding level. The Company monitors the status of its decommissioning funds and adjusts its deposits, if necessary.
Decommissioning costs are estimated every three years based upon engineering cost studies performed by outside engineers retained by APS. In December 2013, the Palo Verde Participants approved the 2013 Palo Verde decommissioning study (the "2013 Study"). The 2013 Study estimated that the Company must fund approximately $380.7 million (stated in 2013 dollars) to cover its share of decommissioning costs which was an increase in decommissioning costs of $23.3 million (stated in 2013 dollars) from the 2010 Palo Verde decommissioning study. However, because the cash flows from the 2013 Study were less than the inflated amounts from the 2010 Study, the effect of this change lowered the asset retirement obligation by $1.9 million which lowered annual expenses starting in January 2014. Although the 2013 Study was based on the latest available information, there can be no assurance that decommissioning cost estimates will not increase in the future or that regulatory requirements will not change. In addition, until a new low-level radioactive waste repository opens and operates for a number of years, estimates of the cost to dispose of low-level radioactive waste are subject to significant uncertainty.
Spent Nuclear Fuel and Waste Disposal. Pursuant to the Nuclear Waste Policy Act of 1982, as amended in 1987 (the "NWPA"), the DOE is legally obligated to accept and dispose of all spent nuclear fuel and other high-level radioactive waste generated by all domestic power reactors by 1998. The DOE's obligations are reflected in a contract for Disposal of Spent Nuclear Fuel and/or High-Level Radioactive Waste (the "Standard Contract") with each nuclear power plant. The DOE failed to begin accepting spent nuclear fuel by 1998. On December 19, 2012, APS, acting on behalf of itself and the participant owners of Palo Verde, filed a second breach of contract lawsuit against the DOE. This lawsuit sought to recover damages incurred due to the DOE’s failure to accept Palo Verde’s spent nuclear fuel for the period beginning January 1, 2007 through June 30, 2011. On August 18, 2014, APS

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

and the DOE entered into a settlement agreement, stipulating to a dismissal of the lawsuit and payment of $57.4 million by the DOE to the Palo Verde owners for certain specified costs incurred by Palo Verde during the period January 1, 2007 through June 30, 2011. On October 8, 2014, the Company received approximately $9.1 million, representing its share of the award. The majority of the award was refunded to customers through the applicable fuel adjustment clauses. On October 31, 2014, APS acting on behalf of itself and the participant owners of Palo Verde, submitted to the government an additional request for reimbursement of spent nuclear fuel storage costs for the period July 1, 2011 through June 30, 2014. The total submitted claim amount was $42.5 million, of which the Company's portion is $6.7 million. The reimbursement is anticipated to be received in the first half of 2015, and the majority will be refunded to customers through the applicable fuel adjustment clauses.
DOE’s Construction Authorization Application for Yucca Mountain. The DOE had planned to meet its disposal obligations by designing, licensing, constructing, and operating a permanent geologic repository at Yucca Mountain, Nevada. In March 2010, the DOE filed a motion to dismiss with prejudice its Yucca Mountain construction authorization application that was pending before the NRC. Several interested parties have intervened in the NRC proceeding, and the proceeding has not been conclusively decided by the NRC or the courts. Additionally, a number of interested parties have filed a variety of lawsuits in different jurisdictions around the country challenging the DOE's authority to withdraw the Yucca Mountain construction authorization application and NRC’s cessation of its review of the Yucca Mountain construction authorization application. The cases have been consolidated into one matter at the U.S. Court of Appeals for the District of Columbia Circuit (the "D.C. Circuit"). In August 2013, the D.C. Circuit ordered the NRC to resume its review of the application with available appropriated funds.
On October 16, 2014, the NRC issued Volume 3 of the safety evaluation report developed as part of the Yucca Mountain construction authorization application. This volume addresses repository safety after permanent closure, and its issuance is a key milestone in the Yucca Mountain licensing process. Volume 3 contains the NRC staff’s finding that the DOE’s repository design meets the requirements that apply after the repository is permanently closed, including but not limited to the post-closure performance objectives in NRC’s regulations.
On December 18, 2014, the NRC issued Volume 4 of the safety evaluation report developed as part of the Yucca Mountain construction authorization application. This volume covers administrative and programmatic requirements for the repository. It documents the NRC staff’s evaluation of whether the DOE’s research and development and performance confirmation programs, as well as other administrative controls and systems, meet applicable NRC requirements. Volume 4 contains the NRC staff’s finding that most administrative and programmatic requirements in NRC regulations are met, except for certain requirements relating to ownership of land and water rights.
Publication of Volumes 3 and 4 does not signal whether or when the NRC might authorize construction of the repository. The Company cannot predict when spent fuel shipments to the DOE will commence.
Waste Confidence. On June 8, 2012, the D.C. Circuit issued its decision on a challenge by several states and environmental groups of the NRC’s rulemaking regarding temporary storage and permanent disposal of high level nuclear waste and spent nuclear fuel. The petitioners had challenged the NRC’s 2010 update to the agency’s Waste Confidence Decision and temporary storage rule (“Waste Confidence Decision”).
The D.C. Circuit found that the agency’s 2010 Waste Confidence Decision update constituted a major federal action, which, consistent with the National Environmental Policy Act (“NEPA”), requires either an environmental impact statement or a finding of no significant impact from the agency’s actions. The D.C. Circuit found that the NRC’s evaluation of the environmental risks from spent nuclear fuel was deficient, and therefore remanded the 2010 Waste Confidence Decision update for further action consistent with NEPA.
On September 6, 2012, the NRC Commissioners issued a directive to the NRC staff to proceed directly with development of a generic environmental impact statement to support an updated Waste Confidence Decision. The NRC Commissioners also directed the NRC staff to establish a schedule to publish a final rule and environmental impact study within 24 months of September 6, 2012.
In September 2013, the NRC issued its draft Generic Environmental Impact Statement (“GEIS”) to support an updated Waste Confidence Decision. On August 26, 2014, the NRC approved a final rule on the environmental effects of continued storage of spent nuclear fuel. The continued storage rule adopted the findings of the GEIS regarding the environmental impacts of storing spent fuel at any reactor site after the reactor’s licensed period of operations. As a result, those generic impacts do not need to be re-analyzed in the environmental reviews for individual licenses. Although Palo Verde had not been involved in any licensing actions affected by the D.C. Circuit’s June 8, 2012, decision, the NRC lifted its suspension on final licensing actions on all nuclear

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

power plant licenses and renewals that went into effect when the D.C. Circuit issued its June 2012 decision. The August 24 final rule has been subject to continuing legal challenges before the NRC and the Court of Appeals.
Palo Verde has sufficient capacity at its on-site independent spent fuel storage installation (“ISFSI”) to store all of the nuclear fuel that will be irradiated during the initial operating license period, which ends in December 2027. Additionally, Palo Verde has sufficient capacity at its on-site ISFSI to store a portion of the fuel that will be irradiated during the period of extended operation, which ends in November 2047. If uncertainties regarding the United States government’s obligation to accept and store spent fuel are not favorably resolved, APS will evaluate alternative storage solutions that may obviate the need to expand the ISFSI to accommodate all of the fuel that will be irradiated during the period of extended operation.
The One-Mill Fee. In 2011, the National Association of Regulatory Utility Commissioners and the Nuclear Energy Institute challenged DOE’s 2010 determination of the adequacy of the one tenth of a cent per kWh fee (the "one-mill fee") paid by the nation’s commercial nuclear power plant owners pursuant to their individual obligations under the Standard Contract. This fee was recovered by the Company through applicable fuel adjustment clauses. In June 2012, the D.C. Circuit held that DOE failed to conduct a sufficient fee analysis in making the 2010 determination. The D.C. Circuit remanded the 2010 determination to the Secretary of the DOE ("Secretary") with instructions to conduct a new fee adequacy determination within six months. In February 2013, upon completion of DOE’s revised one-mill fee adequacy determination, the court reopened the proceedings. On November 19, 2013, the D.C. Circuit ordered the Secretary to notify Congress of his intent to suspend collecting annual fees for nuclear waste disposal from nuclear power plant operators, as he is required to do pursuant to the NWPA and the court’s order. On January 3, 2014, the Secretary notified Congress of his intention to suspend collection of the one-mill fee, subject to Congress’ disapproval and on May 12, 2014, APS was notified by the DOE that, effective May 16, 2014, the one-mill fee would be suspended. Electricity generated and sold prior to May 16, 2014 remained subject to the one-mill fee.
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
The NRC has issued a series of interim staff guidance documents regarding implementation of these requirements. Due to the developing nature of these requirements, the Company cannot predict the ultimate financial or operational impacts on Palo Verde or the Company; however, the NRC has directed nuclear power plants to implement the first tier recommendations of the NRC’s Near Term Task Force. In response to these recommendations, Palo Verde expects to spend approximately $40 million for capital enhancements to the plant over the next two years (the Company's share is $6.3 million) in addition to the approximate $80 million (the Company’s share is $12.6 million) that has already been spent on capital enhancements as of December 31, 2014.
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
The Palo Verde Participants maintain $2.8 billion of "all risk" nuclear property insurance. The insurance provides coverage for property damage and decontamination at Palo Verde. For covered incidents involving property damage not accompanied by a release of radioactive material, the policy's coverage limit is $2.3 billion. The Company has also secured insurance against portions of any increased cost of generation or purchased power and business interruption resulting from a sudden and unforeseen outage of any of the three units. The insurance coverage discussed in this and the previous paragraph is subject to certain policy conditions and exclusions. A mutual insurance company whose members are utilities with nuclear facilities issues these policies.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

If losses at any nuclear facility covered by this mutual insurance company were to exceed the accumulated funds for these insurance programs, the Company could be assessed retrospective premium adjustments of up to $10.9 million for the current policy period.

Four Corners
The Company owns a 7% interest in Units 4 and 5 at Four Corners and shares power entitlements and allocated costs with APS, the operating agent, and the other Four Corners participants. The Company notified the other participants in 2013 that it would not continue in Four Corners after the termination of the 50-year contractual term of the participation agreement but that it would offer to sell its interest to them in order to facilitate their decision to extend the life of the plant. On February 17, 2015, the Company and APS entered into an asset purchase agreement (the “Agreement”), providing for the purchase by APS of the Company’s interests in Four Corners. The cash purchase price is equal to the net book value of the Company’s interest in Four Corners at the date of closing, which is expected to occur not later than July 2016, subject to the receipt of regulatory approvals. The purchase price will be adjusted downward to reflect APS’s assumption in the Agreement of the Company’s obligation to pay for future plant decommissioning and mine reclamation expenses. At the closing, APS will also reimburse the Company for the undepreciated value of certain capital expenditures made prior thereto. APS will assume responsibility for all capital expenditures made after July 2016 and, with certain exceptions, any pre-2016 capital expenditures to be put into service following the closing. In addition, APS will indemnify the Company against liabilities and costs related to the future operation of Four Corners. Included in the Company's balance sheet at December 31, 2014 are obligations of $6.1 million and $19.3 million for plant decommissioning and mine reclamation costs, respectively, which the Company expects to pay at closing in accordance with the Agreement.
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
The ARO liability for Palo Verde is based upon the estimated cost of decommissioning the plant from the 2013 Palo Verde decommissioning study. See Note E. The ARO liability is calculated by adjusting the estimated decommissioning costs for spent fuel storage and a profit margin and market-risk premium factor. The resulting costs are escalated over the remaining life of the plant and finally discounted using a credit-risk adjusted discount rate. As Palo Verde approaches the end of its estimated useful life, the difference between the ARO liability and future current cost estimates will narrow over time due to the accretion of the ARO liability. Because the DOE is obligated to assume responsibility for the permanent disposal of spent fuel, spent fuel costs have not been included in the ARO calculation. The Company maintains six external trust funds with an independent trustee that are legally restricted to settling its ARO at Palo Verde. The fair value of the funds at December 31, 2014 is $234.3 million.
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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

A roll forward of the Company’s total ARO liability from January 1, 2012 through December 31, 2014, including the effects of each year’s estimate revisions, is presented below. In 2014, the estimate revision includes an adjustment to Four Corners due to the early recognition of the obligation resulting from the purchase agreement with APS. In 2013, the estimate revision includes a change to the probability of extending Four Corners’ operating term and decreases in the estimated cash flows related to Palo Verde’s decommissioning due to implementing the 2013 Palo Verde decommissioning study. In 2012, the estimate revision includes a change to the probability of extending Four Corners’ operating term.

	2014	2013	2012
ARO liability at beginning of year	$65,214	$62,784	$56,140
Liabilities incurred	—	—	—
Liabilities settled	—	(36)	(450)
Revisions to estimate	3,561	(3,401)	1,929
Accretion expense	5,802	5,867	5,165
ARO liability at end of year	$74,577	$65,214	$62,784

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
Long-Term Incentive Plan
On May 29, 2014, the Company’s shareholders approved an amended and restated stock-based long-term incentive plan (the "Amended and Restated 2007 LTIP") and authorized the issuance of up to 1.7 million shares of common stock for the benefit of directors and employees. Under the Amended and Restated 2007 LTIP, common stock may be issued through the award or grant of non-statutory stock options, incentive stock options, stock appreciation rights, restricted stock, bonus stock, performance stock, cash-based awards and other stock-based awards. The Company may issue new shares, purchase shares on the open market, or issue shares from shares the Company has repurchased to meet the share requirements of the Amended and Restated 2007 LTIP. As discussed in Note A, the Company accounts for its stock-based long-term incentive plan under FASB guidance for stock-based compensation.
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
The 15,000 options outstanding at December 31, 2012 were exercised during 2013 with a weighted average exercise price of $12.78. The Company received $0.2 million in cash and realized a current tax benefit of $0.1 million. The Company had no stock options outstanding as of December 31, 2013 and December 31, 2014.
The intrinsic value of stock options exercised in 2013 and 2012 were $0.3 million and $0.6 million, respectively. No options were forfeited, vested or expired during 2014, 2013 and 2012. No compensation cost was recognized in 2014, 2013 and 2012 for stock options.
Restricted Stock and Other Stock-Based Awards. The Company has awarded restricted stock and other stock-based awards under its long-term incentive plan. Restrictions from resale on restricted stock awards generally lapse and awards vest over periods of one to three years. The market value of the unvested restricted stock at the date of grant is amortized to expense over the restriction period net of anticipated forfeitures.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

Other stock-based awards are fully vested and are expensed at fair value on the date of grant. Previously directors could elect to receive retainers and meeting fees in cash, restricted stock, or a combination of cash and stock. On May 29, 2014, the Board of Directors voted to revise the terms of the restricted stock awards granted to directors in lieu of cash for retainers and meeting fees. Stock elections by directors in lieu of cash for retainer and meeting fees are now fully vested and are expensed at fair value on the date of grant. The modification to 13,863 outstanding restricted stock awards granted to directors resulted in forfeiture of those awards and the granting of new awards which were fully vested and expensed at $37.81 per share, the fair value on the date of grant.
The expense, deferred tax benefit, and current tax expense recognized related to restricted stock awards and other stock-based awards in 2014, 2013 and 2012 is presented below (in thousands):

	2014	2013	2012

Expense (a)	$3,471	$2,458	$1,508
Deferred tax benefit	1,215	860	528
Current tax benefit recognized	39	109	94
_____________________
(a) Any capitalized costs related to these expenses is less than $0.1 million for all years.
The aggregate intrinsic value and fair value at grant date of restricted stock and other stock-based awards which vested in 2014, 2013 and 2012 is presented below (in thousands):

	2014	2013	2012

Aggregated intrinsic value	$3,441	$2,077	$2,242
Fair value at grant date	3,330	1,765	1,973
The unvested restricted stock and other stock-based award transactions for 2014 are presented below:

	Total Shares	Weighted Average Grant Date Fair Value	Unrecognized Compensation Expense (a)	Aggregate Intrinsic Value
			(In thousands)	(In thousands)
Restricted shares outstanding at December 31, 2013	120,534	$35.19
Stock awards	113,776	36.95
Vested	(90,851)	36.66
Forfeitures	(19,162)	34.72
Restricted shares outstanding at December 31, 2014	124,297	35.81	$1,662	$4,979
_______________________
(a) The unrecognized compensation expense is expected to be recognized over the weighted average remaining contractual term of the outstanding restricted stock of approximately one year.
The weighted average fair value per share at grant date for restricted stock and other stock-base awards granted during 2014, 2013 and 2012 were:

	2014	2013	2012
Weighted average fair value per share	$36.95	$35.48	$32.45
The holder of a restricted stock award has rights as a shareholder of the Company, including the right to vote and receive cash dividends on restricted stock.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

Performance Shares. The Company has granted performance share awards to certain officers under the Company’s Amended and Restated 2007 LTIP, which provides for issuance of Company stock based on the achievement of certain performance criteria over a three-year period. The payout varies between 0% to 200% of performance share awards.
Detail of performance shares vested follows:

Date Vested	Payout Ratio	Performance Shares Awarded	Compensation Costs Expensed	Period Compensation Costs Expensed	Aggregated Intrinsic Value
			(In thousands)		(In thousands)
February 20, 2015	0%	0	$1,502	2012-2014	$—
February 18, 2014	0%	0	954	2011-2013	—
January 29, 2013	150.0%	64,275	849	2010-2012	2,176
January 1, 2012	175.0%	174,038	1,193	2009-2011	6,029
In 2015, 2016 and 2017, subject to meeting certain performance criteria, additional performance shares could be awarded. In accordance with FASB guidance related to stock-based compensation, the Company recognizes the related compensation expense by ratably amortizing the grant date fair value of awards over the requisite service period and the compensation expense is only adjusted for forfeitures. The actual number of shares to be issued can range from zero to 145,496 shares.
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
The outstanding performance share awards at the 100% performance level is summarized below:

	Number Outstanding	Weighted Average Grant Date Fair Value	Unrecognized Compensation Expense (a)	Aggregate Intrinsic Value
			(In thousands)	(In thousands)
Performance shares outstanding at December 31, 2013	124,997	$31.38
Performance share awards	37,561	26.36
Performance shares lapsed	(34,050)	28.03
Performance shares forfeited	(7,027)	32.24
Performance shares outstanding at December 31, 2014	121,481	30.71	$975	$4,867
_______________________
(a) The unrecognized compensation expense is expected to be recognized over the weighted average remaining contractual term of the awards of approximately one year.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

A summary of information related to performance shares for 2014, 2013 and 2012 is presented below:

	2014	2013	2012
Weighted average per share grant date fair value per share of performance shares awarded	$26.36	$34.69	$32.74
Fair value of performance shares vested (in thousands)	—	849	1,193
Intrinsic value of performance shares vested (in thousands) (a)	—	1,450	3,464
Compensation expense (in thousands) (b)	1,181	1,188	170
Deferred tax benefit related to compensation expense (in thousands)	413	416	59
_____________________
(a) Based on a 100% performance level.
(b) Includes adjustments for forfeiture of performance share awards by certain executives.
Repurchase Program
No shares of common stock were repurchased during the twelve months ended December 31, 2014. Detail regarding the Company's stock repurchase program are presented below:

	Since 1999 (a)	Authorized Shares
Shares repurchased (b)	25,406,184
Cost, including commission (in thousands)	$423,647
Total remaining shares available for repurchase at December 31, 2014		393,816
______________________

(a)	Represents repurchased shares and cost since inception of the stock repurchase program in 1999.

(b)	Shares repurchased does not include 86,735 treasury shares related to employee compensation arrangements outside of the Company's repurchase programs.
The Company may in the future make purchases of its common stock pursuant to its authorized program in open market transactions at prevailing prices and may engage in private transactions where appropriate. The repurchased shares will be available for issuance under employee benefit and stock incentive plans, or may be retired.
Dividend Policy
On December 30, 2014, the Company paid $11.3 million in quarterly cash dividends to shareholders. The Company paid a total of $44.6 million, $42.0 million and $38.9 million in cash dividends during the twelve months ended December 31, 2014, 2013 and 2012, respectively. On January 29, 2015, the Board of Directors declared a quarterly cash dividend of $0.28 per share payable on March 31, 2015 to shareholders of record on March 16, 2015.

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

	Years Ended December 31,
	2014	2013	2012
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	40,190,991	40,114,594	39,974,022
Dilutive effect of unvested performance awards	20,726	12,053	66,756
Dilutive effect of stock options	—	—	14,803
Diluted number of common shares outstanding	40,211,717	40,126,647	40,055,581
Basic net income per common share:
Net income	$91,428	$88,583	$90,846
Income allocated to participating restricted stock	(301)	(254)	(256)
Net income available to common shareholders	$91,127	$88,329	$90,590
Diluted net income per common share:
Net income	$91,428	$88,583	$90,846
Income reallocated to participating restricted stock	(301)	(254)	(256)
Net income available to common shareholders	$91,127	$88,329	$90,590
Basic net income per common share:
Distributed earnings	$1.105	$1.045	$0.97
Undistributed earnings	1.165	1.155	1.30
Basic net income per common share	$2.270	$2.200	$2.27
Diluted net income per common share:
Distributed earnings	$1.105	$1.045	$0.97
Undistributed earnings	1.165	1.155	1.29
Diluted net income per common share	$2.270	$2.200	$2.26
The amount of restricted stock awards and performance shares at 100% performance level excluded from the calculation of the diluted number of common shares outstanding because their effect was antidilutive is presented below:

	Year Ended December 31,
	2014	2013	2012
Restricted stock awards	60,455	51,489	45,178
Performance shares (a)	96,208	115,044	57,625
_____________________

(a)	Certain performance shares were excluded from the computation of diluted earnings per share as no payouts would have been required based upon performance at the end of each corresponding period.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

H.     Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated Other Comprehensive Income (Loss) (net of tax) by component are presented below (in thousands):
	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Marketable Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2012	$(75,737)	$22,194	$(12,541)	$(66,084)
Other comprehensive income before reclassifications	51,371	14,482	—	65,853
Amounts reclassified from accumulated other comprehensive income (loss)	3,036	(436)	243	2,843
Balance at December 31, 2013	(21,330)	36,240	(12,298)	2,612
Other comprehensive income (loss) before reclassifications	(12,628)	8,694	—	(3,934)
Amounts reclassified from accumulated other comprehensive income (loss)	(926)	(5,977)	224	(6,679)
Balance at December 31, 2014	$(34,884)	$38,957	$(12,074)	$(8,001)

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

Amounts reclassified from accumulated other comprehensive income (loss) for the twelve months ended December 31, 2014 and 2013 are as follows ( in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	2014	2013	Affected Line Item in the Statement of Operations

Amortization of pension and post-retirement benefit costs:
Prior service benefit	$7,659	$5,560	(a)
Net loss	(6,182)	(10,472)	(a)
	1,477	(4,912)	(a)
Income tax effect	(551)	1,876
	926	(3,036)	(a)

Marketable securities:
Net realized gain on sale of securities	7,350	553	Investment and interest income, net
	7,350	553	Income before income taxes
Income tax effect	(1,373)	(117)	Income tax expense
	5,977	436	Net income

Loss on cash flow hedge:
Amortization of loss	(438)	(411)	Interest on long-term debt and RCF
	(438)	(411)	Income before income taxes
Income tax effect	214	168	Income tax expense
	(224)	(243)	Net income

Total reclassifications	$6,679	$(2,843)

(a) These items are included in the computation of net periodic benefit cost. See Note M, Employee Benefits, for additional information.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

I.    Long-Term Debt and Financing Obligations
Outstanding long-term debt and financing obligations are as follows:

	December 31,
	2014	2013
	(In thousands)
Long-Term Debt:
Pollution Control Bonds (1):
7.25% 2009 Series A refunding bonds, due 2040 (7.46% effective interest rate)	$63,500	$63,500
4.50% 2012 Series A refunding bonds, due 2042 (4.63% effective interest rate)	59,235	59,235
7.25% 2009 Series B refunding bonds, due 2040 (7.49% effective interest rate)	37,100	37,100
1.875% 2012 Series A refunding bonds, due 2032 (2.35% effective interest rate)	33,300	33,300
Total Pollution Control Bonds	193,135	193,135
Senior Notes (2):
6.00% Senior Notes, net of discount, due 2035 (7.12% effective interest rate)	398,021	397,976
7.50% Senior Notes, net of discount, due 2038 (7.67% effective interest rate)	148,818	148,800
3.30% Senior Notes, net of discount, due 2022 (3.43% effective interest rate)	149,737	149,709
5.00% Senior Notes, net of discount, due 2044 (5.10% effective interest rate)	149,468	—
Total Senior Notes	846,044	696,485
RGRT Senior Notes (3):
3.67% Senior Notes, Series A, due 2015 (3.87% effective interest rate)	15,000	15,000
4.47% Senior Notes, Series B, due 2017 (4.62% effective interest rate)	50,000	50,000
5.04% Senior Notes, Series C, due 2020 (5.16% effective interest rate)	45,000	45,000
Total RGRT Senior Notes	110,000	110,000
Total long-term debt	1,149,179	999,620
Financing Obligations:
Revolving Credit Facility ($14,532 due in 2015) (4)	14,532	14,352
Total long-term debt and financing obligations	1,163,711	1,013,972
Current Portion (amount due within one year):
Current maturities of long term debt	(15,000)	—
Short-term borrowings under the revolving credit facility	(14,532)	(14,352)
	$1,134,179	$999,620
 _____________________

(1)	Pollution Control Bonds ("PCBs")

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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

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

The 5.00% Senior Notes have an aggregate principal amount of $150.0 million and were issued in December 2014. The proceeds, net of a $0.5 million discount, were used to fund construction expenditures and for working capital and general corporate purposes.

(3)	RGRT Senior Notes

In 2010, the Company and RGRT, a Texas grantor trust through which the Company finances its portion of fuel for Palo Verde, entered into a note purchase agreement with various institutional purchasers. Under the terms of the agreement, RGRT sold to the purchasers $110 million aggregate principal amount of Senior Notes (the "Notes") of which $15.0 million will mature in August 2015. The Company will either repay or refinance this $15.0 million of Notes upon maturity. The Company guarantees the payment of principal and interest on the Notes. In the Company’s financial statements, the assets and liabilities of the RGRT are reported as assets and liabilities of the Company.

RGRT pays interest on the Notes on February 15, and August 15 of each year until maturity. RGRT may redeem the Notes, in whole or in part, at any time at a redemption price equal to 100% of the principal amount to be redeemed together with the interest on such principal amount accrued to the date of redemption, plus a make-whole amount based on the prevailing market interest rates. The agreement requires compliance with certain covenants, including a total debt to capitalization ratio. The Company was in compliance with these requirements throughout 2014.

The sale of the Notes was made by RGRT in reliance on a private placement exemption from registration under the Securities Act of 1933, as amended. The proceeds of $109.4 million, net of issuance costs, from the sale of the Notes was used by RGRT to repay amounts borrowed under the revolving credit facility and will enable future nuclear fuel financing requirements of RGRT to be met with a combination of the Notes and amounts borrowed from the RCF.

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

The RCF provides that amounts borrowed by the Company may be used for, among other things, working capital and general corporate purposes. Any amounts borrowed by RGRT may be used, among other things, to finance the acquisition and processing of nuclear fuel. Amounts borrowed by RGRT are guaranteed by the Company and the balance borrowed under the RCF is recorded as short-term borrowings on the balance sheet. The RCF is unsecured. The RCF requires compliance with certain covenants, including a total debt to capitalization ratio. The Company was in compliance with these requirements throughout 2014. As of December 31, 2014, the total amount borrowed by RGRT was $14.5 million for nuclear fuel under the RCF. As of December 31, 2014, no borrowings were outstanding under this facility for working capital and general corporate purposes. The weighted average interest rate on the RCF was 1.3% as of December 31, 2014.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

As of December 31, 2014, the scheduled maturities for the next five years of long-term debt are as follows (in thousands):

2015	$15,000
2016	—
2017	83,300
2018	—
2019	—
The $14.5 million outstanding on the RCF for nuclear fuel financing purposes is anticipated to be paid in 2015.

J.    Income Taxes
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2014 and 2013 are presented below (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Benefit of tax loss carryforwards	$—	$17,709
Alternative minimum tax credit carryforward	17,701	21,638
Pensions and benefits	64,407	54,652
Asset retirement obligation	25,725	23,727
Other	15,768	14,485
Total gross deferred tax assets	123,601	132,211
Deferred tax liabilities:
Plant, principally due to depreciation and basis differences	(536,264)	(511,847)
Decommissioning	(40,373)	(35,489)
Deferred fuel	(3,531)	(2,171)
Other	(3,630)	(5,664)
Total gross deferred tax liabilities	(583,798)	(555,171)
Net accumulated deferred income taxes	$(460,197)	$(422,960)
Based on the average annual book income before taxes for the prior three years, excluding the effects of unusual or infrequent items, the Company believes that the deferred tax assets will be fully realized at current levels of book and taxable income.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

The Company recognized income tax expense for 2014, 2013 and 2012 as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Income tax expense:
Federal:
Current	$(1,250)	$(2,877)	$1,487
Deferred	38,810	45,024	43,187
Total federal income tax	37,560	42,147	44,674
State:
Current	3,209	1,854	1,931
Deferred	641	(414)	697
Total state income tax	3,850	1,440	2,628
Generation (amortization) of accumulated investment tax credits	(322)	68	(323)
Total income tax expense	$41,088	$43,655	$46,979
As of December 31, 2014, the Company had $17.7 million of AMT credit carryforwards that have an unlimited life. As of December 31, 2014, the Company has utilized all of the federal and state tax loss carryfowards.
Income tax provisions differ from amounts computed by applying the statutory federal income tax rate of 35% to book income before federal income tax as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Federal income tax expense computed on income at statutory rate	$46,381	$46,283	$48,239
Difference due to:
State taxes, net of federal benefit	1,902	936	1,708
AEFUDC	(3,757)	(2,149)	(1,845)
Permanent tax differences	(2,921)	(1,153)	(604)
Other	(517)	(262)	(519)
Total income tax expense	$41,088	$43,655	$46,979
Effective income tax rate	31.0%	33.0%	34.1%
The Company files income tax returns in the United States ("U.S.") federal jurisdiction and in the states of Texas, New Mexico and Arizona. The Company is no longer subject to tax examination by the taxing authorities in the federal and New Mexico jurisdictions for years prior to 2010. The Company is currently under audit in Texas for tax years 2007 through 2011 and in Arizona for tax years 2009 through 2012. The Company reached a settlement agreement with the Arizona Department of Revenue (“ADOR”) in March 2014 in their audit of income tax returns for the years 1998 through 2007 which did not have a material effect on income tax expense. Additionally, the Company reached a settlement with ADOR in September of 2014 in their audit of the income tax return for 2008 which did not have a material effect on income tax expense.
On December 19, 2014, the President signed the Tax Increase Prevention Act of 2014. This act included the extension of bonus depreciation which impacted the Company. The Company recorded the impact of the law change in December 2014, which resulted in an $0.8 million increase in income tax expense due to a decrease in the domestic production activities deduction which is limited by taxable income.
FASB guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In January 2010, the Company filed for a change of accounting method with the IRS related to the way in which units of property are determined for purposes of determining capitalized tax assets. The change was included in the 2009 federal income tax return, with additional amounts included in the 2010 to 2013 federal income tax returns. The Company recorded an unrecognized tax position of $1.6 million in 2012, related to the change in accounting method in 2009 through 2012. In 2013, a $4.5 million decrease was made to the reserve related to the change in accounting method. The decrease was primarily the result of the completion of IRS audits for tax years 2009 to 2012. In September

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

2014, the Company received an Issue Resolution Agreement (“IRA”) from IRS regarding the generation repairs deduction for all years. In the IRA, the IRS declared that the method used by the Company to calculate the generation repair deduction was substantially the same as the method outlined in the Revenue Procedure and declared that therefore no adjustment to the deduction taken in previous tax returns by the Company was required. As a result of the IRA, the Company recorded a $2.8 million decrease to eliminate the balance of the reserve related to the change in accounting method. The Company recorded an unrecognized tax position of $2.1 million, $0.5 million and $1.4 million in 2014, 2013 and 2012, respectively, related to depreciation and other amounts deducted in current and prior year Texas franchise tax returns. The Company recorded a decrease of $1.3 million (net of an increase of $0.4 million) to its unrecognized tax position in 2014 and an increase of $1.3 million (net of a decrease of $0.4 million) in 2013 related to tax credits taken in prior year Arizona income tax returns, which have been settled through audit. A reconciliation of the December 31, 2014, 2013 and 2012 amount of unrecognized tax benefits is as follows (in thousands):

	2014	2013	2012
Balance at January 1	$7,200	$9,800	$9,500
Additions for tax positions related to the current year	300	600	1,600
Reductions for tax positions related to the current year	—	—	(900)
Additions for tax positions of prior years	2,200	1,700	1,400
Reductions for tax positions of prior years	(4,500)	(4,900)	(1,800)
Balance at December 31	$5,200	$7,200	$9,800
If recognized, $3.0 million of the unrecognized tax position at December 31, 2014, would affect the effective tax rate. The Company recognized income tax expense for an unrecognized tax position of $0.5 million for the year ended December 31, 2014.
The Company recognizes in tax expense interest and penalties related to tax benefits that have not been recognized. During the year ended December 31, 2012, the Company recognized a benefit of $0.3 million in interest. For the years ended December 31, 2014 and 2013, the Company recognized interest expense of $0.1 million and $0.2 million, respectively. The Company had approximately $0.5 million and $0.4 million accrued for the payment of interest and penalties at December 31, 2014 and 2013, respectively.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

K.    Commitments, Contingencies and Uncertainties
Power Purchase and Sale Contracts
To supplement its own generation and operating reserves and to meet required renewable portfolio standards, the Company engages in power purchase arrangements which may vary in duration and amount based on evaluation of the Company’s resource needs, the economics of the transactions, and specific renewable portfolio requirements. The Company has entered into the following significant agreements with various counterparties for forward purchases and sales of electricity:

					Commercial
					Operation
Type of Contract	Counterparty	Quantity		Term	Date
Power Purchase and Sale Agreement	Freeport	25	MW	December 2008 through December 2015	N/A
Power Purchase and Sale Agreement	Freeport	100	MW	June 2006 through December 2021	N/A
Power Purchase Agreement	Hatch Solar Energy Center I, LLC	5	MW	July 2011 through June 2036	July 2011
Power Purchase Agreement	NRG	20	MW	August 2011 through August 2031	August 2011
Power Purchase Agreement	Sun Edison 1	10	MW	June 2012 through June 2037	June 2012
Power Purchase Agreement	Sun Edison 2	12	MW	May 2012 through May 2037	May 2012
Power Purchase Agreement	Macho Springs Solar, LLC	50	MW	May 2014 through April 2034	May 2014
Power Purchase Agreement	PSEG El Paso Solar Energy Center	10	MW	December 2014 through November 2044	December 2014
The Company has a firm Power Purchase and Sale Agreement with Freeport-McMoran Copper and Gold Energy Services LLC ("Freeport") which provides for Freeport to deliver energy to the Company from its ownership interest in the Luna Energy Facility (a natural gas-fired combined cycle generation facility located in Luna County, New Mexico) and for the Company to deliver a like amount of energy at Greenlee, Arizona. The Company may purchase the quantities noted in the table above at a specified price at times when energy is not exchanged under the Power Purchase and Sale Agreement. Upon mutual agreement, the contract allows the parties to increase the amount of energy that is purchased and sold under the Power Purchase and Sale Agreement. The parties have agreed to increase the amount up to 125 MW through December 2015. The contract was approved by the FERC and continues through December 31, 2021. On December 30, 2014, the FERC issued an order authorizing the disposition, i.e. sale, of Freeport's interest in the Luna facility to Samchully Power & Utilities 1, LLC. Freeport will retain the ability to purchase up to the full amount of its previous ownership share of the Luna facility of approximately 190 MW, thereby continuing to fulfill its obligations pursuant to the Power Purchase and Sale Agreement.
The Company has a 25-year purchase power agreement with Hatch Solar Energy Center I, LLC to purchase all of the output from a solar photovoltaic plant located in southern New Mexico which began commercial operation in July 2011. The Company entered into a 20-year contract with NRG Solar Roadrunner LLC ("NRG") to purchase all of the output of a solar photovoltaic plant built in southern New Mexico which began commercial operation in August 2011. The Company has 25-year purchase power agreements to purchase all of the output of two additional solar photovoltaic plants located in southern New Mexico, SunEdison 1 and SunEdison 2 which began commercial operation on June 25, 2012 and May 2, 2012, respectively. The Company entered into these contracts to help meet its renewable portfolio requirements. The Company has a 20-year purchase power agreement with Macho Springs Solar, LLC to purchase the entire generation output delivered from the 50 MW Macho Springs solar photovoltaic plant located in Luna County, New Mexico which began commercial operation on May 23, 2014. The Company has a 30-year purchase power agreement with PSEG El Paso Solar Energy Center ("PSEG") to purchase the total output of approximately 10 MW from a solar photovoltaic plant that PSEG owns and operates on land subleased from the Company in proximity to its Newman Power Station. This solar photovoltaic plant began commercial operation on December 30, 2014.
The Company entered into an agreement in 2009 to purchase capacity and unit contingent energy during 2010 from Shell Energy North America ("Shell"). Under the agreement, the Company provided natural gas to Pyramid Unit No. 4 where Shell had the right to convert natural gas to electric energy. The Company entered into a contract with Shell on May 17, 2010 to extend the term of the capacity and unit contingent energy purchase from January 1, 2011 through September 30, 2014.

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
Air Emissions. The U.S. Clean Air Act ("CAA"), associated regulations and comparable state and local laws and regulations relating to air emissions impose, among other obligations, limitations on pollutants generated during the operations of the Company's facilities and assets, including sulfur dioxide ("SO2"), particulate matter ("PM"), nitrogen oxides ("NOx") and mercury.
Clean Air Interstate Rule/Cross State Air Pollution Rule. The EPA promulgated the Cross-State Air Pollution Rule ("CSAPR") in August 2011, which rule involves requirements to limit emissions of NOx and SO2 from certain of the Company's power plants in Texas and/or purchase allowances representing other parties' emissions reductions. CSAPR was intended to replace the EPA's 2005 Clean Air Interstate Rule ("CAIR"). While the U.S. Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") vacated CSAPR in August 2012 and allowed CAIR to stand until the EPA issued a proper replacement, on April 29, 2014, the U.S. Supreme Court reversed and upheld CSAPR, remanding certain portions of CSAPR to the D.C. Circuit for further consideration. On June 26, 2014, the EPA filed a motion asking the D.C. Circuit to lift its stay on CSAPR. On October 23, 2014, the D.C. Circuit lifted its stay of CSAPR, and while we are unable to determine the full impact of the reinstatement of CSAPR until the D.C. Circuit and the EPA take further action, the Company believes it is currently positioned to comply with CSAPR.
National Ambient Air Quality Standards. Under the CAA, the EPA sets National Ambient Air Quality Standards ("NAAQS") for six criteria pollutants considered harmful to public health and the environment, including PM, NOx, carbon monoxide ("CO"), ozone and SO2. NAAQS must be reviewed by the EPA at five-year intervals. In 2010, the EPA tightened the NAAQS for both NOx and SO2. The EPA is considering a 1-hour secondary NAAQS for NOx and SO2. In January 2013, the EPA tightened the NAAQS for fine PM. On November 26, 2014, the EPA announced a proposal to tighten the 2008 primary and secondary ground-level ozone NAAQS. Ozone is the main component of smog. While not directly emitted into the air, it forms from precursors, including NOx and volatile organic compounds, in combination with sunlight. EPA proposes to tighten the current 8-hour primary (health-based) standard of 75 parts per billion ("ppb") to a level within its preferred range of 65 to 70 ppb, while also taking comment on a potential standard as low as 60 ppb and on retaining the current standard. The EPA intends to issue a final rule by October 2015.The Company continues to evaluate what impact these final and proposed NAAQS could have on its operations. If the Company is required to install additional equipment to control emissions at its facilities, the revised NAAQS could have a material impact on its operations and financial results.
Utility MACT. The operation of coal-fired power plants, such as Four Corners, results in emissions of mercury and other air toxics. In December 2011, the EPA finalized Mercury and Air Toxics Standards (known as the "Utility MACT") for oil-and coal-fired power plants, which requires significant reductions in emissions of mercury and other air toxics. Several judicial and other challenges have been made to this rule, with a U.S. Supreme Court decision expected this year. These challenges notwithstanding, companies impacted by the new standards will generally have up to three years to comply. Information from the Four Corners plant operator, APS, indicates that APS currently believes Units 4 and 5 will require no additional modifications to achieve compliance with the Utility MACT standards.
Other Laws and Regulations and Risks. As stated above, the Company has entered into an agreement to sell its interest in Four Corners to APS at the expiration of the 50-year participation agreement in July 2016. The Company believes that it has better economic and cleaner alternatives for serving the energy needs of its customers than coal-fired generation, which is subject to extensive regulation and litigation. By ceasing its participation in Four Corners, the Company will avoid the significant cost required to install expensive pollution control equipment in order to continue operation of the plant as well as the risks of water availability that might adversely affect the amount of power available, or the price thereof, from Four Corners in the future. The closing of the transaction is subject to the receipt of regulatory approvals.
Climate Change. The U.S. federal government has either considered, proposed and/or finalized legislation or regulations limiting GHG emissions, including carbon dioxide. In particular, the U.S. Congress has considered legislation to restrict or regulate GHG emissions. In the past few years, the EPA began using the CAA to regulate carbon dioxide and other GHG emissions, such as the 2009 GHG Reporting Rule and the EPA’s sulfur hexafluoride ("SF6") reporting rule, both of which apply to the Company,

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

as well as the EPA’s 2010 actions to impose permitting requirements on new and modified sources of GHG emissions. After announcing his plan to address climate change in 2013, the President directed the EPA to issue proposals for GHG rulemaking addressing power plants. In January 2014, the EPA published a proposal to establish new source performance standards limiting carbon dioxide emissions from new electric generating units, and in June 2014, a proposal to create carbon dioxide standards for existing and modified/reconstructed power plants. The Company participated in the associated proposed rulemaking comment periods. On January 7, 2015, EPA announced it plans to issue final rules for new, existing and modified/reconstructed power plants by this summer. Given the very significant remaining uncertainties regarding these EPA rules, the Company believes it is impossible to meaningfully quantify the costs of these potential requirements at present.
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
Environmental Litigation and Investigations. Since 2009, the EPA and certain environmental organizations have been scrutinizing, and in some cases, have filed lawsuits, relating to certain air emissions and air permitting matters related to Four Corners. In particular, since July 2011, the U.S. Department of Justice (the "DOJ"), on behalf of the EPA, and APS have been engaged in substantive settlement negotiations in an effort to resolve certain of the pending matters. The allegations being addressed through settlement negotiations are that APS failed to obtain the necessary permits and install the controls necessary under the CAA to reduce SO2, NOx, and PM, and that defendants failed to obtain an operating permit under Title V of the CAA that reflects applicable requirements imposed by law. In November 2014, the DOJ provided APS with a draft consent decree to settle the EPA matter, which decree contains specific provisions for the reduction and control of NOx, SO2, and PM, as well as provisions for a civil penalty, and expenditures on environmental mitigation projects with an emphasis on projects that address alleged harm to the Navajo Nation. Settlement discussions are on-going and the Company is unable to predict with certainty the final outcome of these settlement negotiations. The Company has accrued a total of $0.6 million as its estimated share of the loss contingency related to this matter.
Earthjustice filed a lawsuit in the United States District Court for New Mexico on October 4, 2011 for alleged violations of the Prevention of Significant Deterioration ("PSD") provisions of the CAA related to Four Corners. On January 6, 2012, Earthjustice filed a First Amended Complaint adding claims for violations of the CAA's New Source Performance Standards ("NSPS") program. Among other things, the plaintiffs seek to have the court enjoin operations at Four Corners until APS applies for and obtains any required PSD permits and complies with the referenced NSPS program. The plaintiffs further request the court to order the payment of civil penalties, including a beneficial mitigation project. On April 2, 2012, APS and the other Four Corners participants filed motions to dismiss with the court. The case is being held in abeyance while the parties seek to negotiate a settlement. On March 30, 2013, upon joint motion of the parties, the court issued an order deeming the motions to dismiss withdrawn without prejudice during pendency of the stay. At such time as the stay is lifted, APS, the Company and the other Four Corners participants may reinstate the motions to dismiss. Settlement discussions are ongoing. The Company is unable to predict the outcome of this litigation.
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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

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
Lease Agreements
The Company leases land in El Paso adjacent to the Newman Power Station under a lease which expires in June 2033 with a renewal option of 25 years. In addition, the Company leases certain warehouse facilities in El Paso under a lease which expires in December 2015. The Company also has several other leases for office, parking facilities and equipment which expire within the next three years . The Company has transmission and distribution lines which are operated under various property easement agreements. The majority of these easements include renewal options which the Company routinely exercises. These lease agreements do not impose any restrictions relating to issuance of additional debt, payment of dividends or entering into other lease arrangements. The Company has no significant capital lease agreements.
The Company's total annual rental expense related to operating leases was $1.8 million, $1.2 million, and $1.3 million for 2014, 2013 and 2012, respectively. As of December 31, 2014, the Company’s minimum future rental payments for the next five years are as follows (in thousands):

2015	$1,386
2016	838
2017	623
2018	512
2019	516

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
See Note C and Note K for discussion of the effects of government legislation and regulation on the Company as well as certain pending legal proceedings.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

M.     Employee Benefits

Retirement Plans
The Company’s Retirement Income Plan (the "Retirement Plan") is a qualified noncontributory defined benefit plan. Upon retirement or death of a vested plan participant, assets of the Retirement Plan are used to pay benefit obligations under the Retirement Plan. Contributions from the Company are at least the minimum funding amounts required by the IRS, as actuarially calculated. The assets of the Retirement Plan are primarily invested in common collective trusts which hold equity securities, debt securities and cash equivalents and are managed by a professional investment manager appointed by the Company.
The Company has two non-qualified retirement plans that are non-funded defined benefit plans. The Company's Supplemental Retirement Plan covers certain former employees and directors of the Company. The Excess Benefit Plan, was adopted in 2004 and covers certain active and former employees of the Company. The benefit cost for the non-qualified retirement plans are based on substantially the same actuarial methods and economic assumptions as those used for the Retirement Plan.
During the quarter ended March 31, 2014, the Company implemented certain amendments to the Retirement Plan and Excess Benefit Plan. In the first quarter of 2014, the Company offered a cash balance pension plan as an alternative to its current final average pay pension plan for employees hired prior to January 1, 2014. The cash balance pension plan also included an enhanced employer matching contribution to the employee’s respective 401(k) Defined Contribution Plan (discussed below). For employees that elected the new cash balance feature of the plans, the pension benefit earned under the existing final average pay feature of the plans was frozen as of March 31, 2014. Employees hired after January 1, 2014 are automatically enrolled in the cash balance pension plan. The amendments to the plans were effective April 1, 2014. As a result of these actions, the Company remeasured the assets and liabilities of the plans, based on actuarially determined estimates, using the close of the alternative choice election period of February 28, 2014, as the remeasurement date.
Prior to December 31, 2013, employees who completed one year of service with the Company and worked at least a minimum number of hours each year were covered by the final average pay formula of the plan. For participants that continue to be covered by the final average pay formula, retirement benefits are based on the employee’s final average pay and years of service. The cash balance pension plan covers employees beginning on their employment commencement date or re-employment commencement date in any plan year in which the employee completes at least a minimum number of hours of service. Retirement benefits under the cash balance pension plan are based on the employee’s cash balance account, consisting of pay credits and interest credits.
The Company complies with FASB guidance on disclosure for pension and other post-retirement plans that requires disclosure of investment policies and strategies, categories of investment and fair value measurements of plan assets, and significant concentrations of risk.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

The obligations and funded status of the plans are presented below (in thousands):

	December 31,
	2014		2013
	Retirement Income Plan	Non-Qualified Retirement Plans	Retirement Income Plan	Non-Qualified Retirement Plans
Change in projected benefit obligation:
Benefit obligation at end of prior year	$317,815	$25,898	$320,846	$27,241
Service cost	8,284	303	9,137	190
Interest cost	14,001	1,041	12,742	872
Amendments (a)	(33,700)	(500)	—	—
Actuarial (gain) loss	50,741	3,508	(15,373)	(533)
Benefits paid	(16,008)	(1,853)	(9,537)	(1,872)
Benefit obligation at end of year	341,133	28,397	317,815	25,898
Change in plan assets:
Fair value of plan assets at end of prior year	257,831	—	220,568	—
Actual return on plan assets	22,116	—	31,800	—
Employer contribution	9,000	1,853	15,000	1,872
Benefits paid	(16,008)	(1,853)	(9,537)	(1,872)
Fair value of plan assets at end of year	272,939	—	257,831	—
Funded status at end of year	$(68,194)	$(28,397)	$(59,984)	$(25,898)
_____________________
(a)Amendments relate to the modification of the Company’s Retirement Plan and Excess Benefit Plan discussed above.

Amounts recognized in the Company's balance sheets consist of the following (in thousands):

	December 31,
	2014		2013
	Retirement Income Plan	Non-Qualified Retirement Plans	Retirement Income Plan	Non-Qualified Retirement Plans
Current liabilities	$—	$(2,319)	$—	$(1,870)
Noncurrent liabilities	(68,194)	(26,078)	(59,984)	(24,028)
Total	$(68,194)	$(28,397)	$(59,984)	$(25,898)
The accumulated benefit obligation in excess of plan assets is as follows (in thousands):

	December 31,
	2014		2013
	Retirement Income Plan	Non-Qualified Retirement Plans	Retirement Income Plan	Non-Qualified Retirement Plans
Projected benefit obligation	$(341,133)	$(28,397)	$(317,815)	$(25,898)
Accumulated benefit obligation	(312,762)	(27,603)	(275,555)	(25,077)
Fair value of plan assets	272,939	—	257,831	—

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

Amounts recognized in accumulated other comprehensive income consist of the following (in thousands):

	Years Ended December 31,
	2014		2013
	Retirement Income Plan	Non-Qualified Retirement Plans	Retirement Income Plan	Non-Qualified Retirement Plans
Net loss	$124,407	$11,341	$85,261	$8,508
Prior service cost (benefit)	(30,811)	(264)	—	219
Total	$93,596	$11,077	$85,261	$8,727
The following are the weighted-average actuarial assumptions used to determine the benefit obligations:

	December 31,
	2014			2013
		Non-Qualified			Non-Qualified
	Retirement Income Plan	Supplemental Retirement Plan	Excess Benefit Plan	Retirement Income Plan	Supplemental Retirement Plan	Excess Benefit Plan
Discount rate	4.0%	3.4%	4.1%	4.9%	3.9%	4.9%
Rate of compensation increase	4.5%	N/A	4.5%	4.75%	N/A	4.75%
The Company reassesses various actuarial assumptions at least on an annual basis. The discount rate is reviewed at each measurement date. The discount rate used to measure obligations is based on a spot rate yield curve that matches projected future payments with the appropriate interest rate applicable to the timing of the projected future benefit payments. A 1% increase in the discount rate would decrease the December 31, 2014 retirement plans' projected benefit obligation by 11.7%. A 1% decrease in the discount rate would increase the December 31, 2014 retirement plans' projected benefit obligation by 14.6%.
The components of net periodic benefit cost are presented below (in thousands):

	Years Ended December 31,
	2014		2013		2012
	Retirement Income Plan	Non-Qualified Retirement Plans	Retirement Income Plan	Non-Qualified Retirement Plans	Retirement Income Plan	Non-Qualified Retirement Plans
Service cost	$8,284	$303	$9,137	$190	$8,530	$299
Interest cost	14,001	1,041	12,742	872	12,594	963
Expected return on plan assets	(18,699)	—	(17,108)	—	(14,443)	—
Amortization of:
Net loss	8,178	675	10,437	661	10,729	627
Prior service cost (benefit)	(2,889)	(17)	3	94	21	94
Net periodic benefit cost	$8,875	$2,002	$15,211	$1,817	$17,431	$1,983

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

The changes in benefit obligations recognized in other comprehensive income are presented below (in thousands):

	Years Ended December 31,
	2014		2013		2012
	Retirement Income Plan	Non-Qualified Retirement Plans	Retirement Income Plan	Non-Qualified Retirement Plans	Retirement Income Plan	Non-Qualified Retirement Plans
Net (gain) loss	$47,324	$3,508	$(30,065)	$(533)	$6,672	$1,337
Prior service benefit	(33,700)	(500)	—	—	—	—
Amortization of:
Net loss	(8,178)	(675)	(10,437)	(661)	(10,729)	(627)
Prior service (cost) benefit	2,889	17	(3)	(94)	(21)	(94)
Total recognized in other comprehensive income	$8,335	$2,350	$(40,505)	$(1,288)	$(4,078)	$616
The total amount recognized in net periodic benefit costs and other comprehensive income are presented below (in thousands):

	Years Ended December 31,
	2014		2013		2012
	Retirement Income Plan	Non-Qualified Retirement Plans	Retirement Income Plan	Non-Qualified Retirement Plans	Retirement Income Plan	Non-Qualified Retirement Plans
Total recognized in net periodic benefit cost and other comprehensive income	$17,210	$4,352	$(25,294)	$529	$13,353	$2,599
The following are amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost during 2015 (in thousands):

	Retirement Income Plan	Non-Qualified Retirement Plans
Net loss	$10,220	$850
Prior service benefit	(3,470)	(40)
The following are the weighted-average actuarial assumptions used to determine the net periodic benefit cost for the twelve months ended December 31:

	2014 (a)			2013			2012
		Non-Qualified			Non-Qualified			Non-Qualified
	Retirement Income Plan	Supplemental Retirement Plan	Excess Benefit Plan	Retirement Income Plan	Supplemental Retirement Plan	Excess Benefit Plan	Retirement Income Plan	Supplemental Retirement Plan	Excess Benefit Plan
Discount rate	4.9%	3.9%	4.9%	4.0%	3.1%	4.0%	4.3%	3.6%	4.1%
Expected long-term return on plan assets	7.5%	N/A	N/A	7.5%	N/A	N/A	7.5%	N/A	N/A
Rate of compensation increase	4.75%	N/A	4.75%	4.75%	N/A	4.75%	5.0%	N/A	5.0%
 _____________________

(a)
The Retirement Plan and the Excess Benefit Plan were remeasured on February 28, 2014 due to the above mentioned plan amendment. The discount rate used to remeasure the benefit obligation was 4.6% for the Retirement Plan and 4.5% for the Excess Benefit Plan, compared to 4.9% for both plans as of January 1, 2014. All other assumptions remained consistent with assumptions used at January 1, 2014.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

The Company’s overall expected long-term rate of return on assets is 7.5% effective January 1, 2014, which is both a pre-tax and after-tax rate as pension funds are generally not subject to income tax. The expected long-term rate of return is based on the weighted average of the expected returns on investments based upon the target asset allocation of the pension fund. The Company’s target allocations for the plan’s assets are presented below:

December 31, 2014
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

•
Level 2 – Inputs other than quoted market prices included in Level 1 that are observable for the asset or liability either directly or indirectly. The fair value of the Guaranteed Investment Contract was based on market interest rates of investments with similar terms and risk characteristics. The Common Collective Trusts are valued using the net asset value ("NAV") provided by the administrator of the fund. The NAV price is quoted on a restrictive market although the underlying investments are traded on active markets.

•	Level 3 – Unobservable inputs using data that is not corroborated by market data. The fair value of the real estate limited partnership is reported at the NAV of the investment.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

The fair value of the Company’s Retirement Plan assets at December 31, 2014 and 2013, and the level within the three levels of the fair value hierarchy defined by FASB guidance on fair value measurements are presented in the table below (in thousands):

Description of Securities	Fair Value as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and Cash Equivalents	$1,237	$1,237	$—	$—
Common Collective Trusts (a)
Equity funds	149,839	—	149,839	—
Fixed income funds	113,115	—	113,115	—
Total Common Collective Trusts	262,954	—	262,954	—
Limited Partnership Interest in Real Estate (b)	8,748	—	—	8,748
Total Plan Investments	$272,939	$1,237	$262,954	$8,748

Description of Securities	Fair Value as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and Cash Equivalents	$940	$940	$—	$—
Guaranteed Investment Contract	1,126	—	1,126	—
Common Collective Trust (a)
Equity funds	142,960	—	142,960	—
Fixed income funds	103,948	—	103,948	—
Total Common Collective Trusts	246,908	—	246,908	—
Limited Partnership Interest in Real Estate (b)	8,857	—	—	8,857
Total Plan Investments	$257,831	$940	$248,034	$8,857
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

The table below reflects the changes in the fair value of investments in real estate during the period (in thousands):

Fair Value of Investments in Real Estate
Balances at December 31, 2012	$8,559
Unrealized gain in fair value	298
Balances at December 31, 2013	8,857
Sale of land	(357)
Unrealized gain in fair value	248
Balances at December 31, 2014	$8,748
There were no transfers in or out of Level 1 and Level 2 fair value measurements categories due to changes in observable inputs during the twelve month periods ending December 31, 2014 and 2013. Except as noted in the above table, there were no purchases, issuances, and settlements related to the assets in the Level 3 fair value measurement category during the twelve month periods ending December 31, 2014 and 2013.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

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
The Company contributes at least the minimum funding amounts required by the IRS for the Retirement Plan, as actuarially calculated. The Company expects to contribute $11.3 million to its retirement plans in 2015.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

	Retirement Income Plan	Non-Qualified Retirement Plans
2015	$15,776	$2,319
2016	17,153	2,248
2017	17,778	2,171
2018	20,019	2,196
2019	19,500	2,135
2020-2024	103,703	10,720

401(k) Defined Contribution Plans
The Company sponsors 401(k) defined contribution plans covering substantially all employees. Annual matching contributions made to the savings plans for the years 2014, 2013 and 2012 were $3.0 million, $1.9 million, and $1.8 million, respectively. Historically, the Company had provided a 50 percent matching contribution up to 6 percent of the employee’s compensation subject to certain other limits and exclusions. Effective April 1, 2014, for employees who enrolled in the cash balance pension plan (discussed above), the Company provided a 100 percent matching contribution up to 6 percent of the employee's compensation subject to certain other limits and exclusions.
Other Post-retirement Benefits
The Company provides certain health care benefits for retired employees and their eligible dependents and life insurance benefits for retired employees only. Substantially all of the Company’s employees may become eligible for those benefits if they retire while working for the Company. Contributions from the Company are generally no more than the IRS tax deductible limit, as actuarially calculated. The assets of the plan are primarily invested in common collective trusts which hold equity securities, debt securities, and cash equivalents and are managed by a professional investment manager appointed by the Company.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

The following table contains a reconciliation of the change in the benefit obligation, the fair value of plan assets, and the funded status of the plan (in thousands):

	December 31,
	2014	2013
Change in benefit obligation:
Benefit obligation at end of prior year	$92,847	$135,680
Service cost	2,845	3,843
Interest cost	4,463	5,156
Actuarial loss (gain)	3,465	(48,778)
Amendment (a)	—	(97)
Benefits paid	(4,031)	(4,013)
Retiree contributions	1,111	1,056
Benefit obligation at end of year	100,700	92,847
Change in plan assets:
Fair value of plan assets at end of prior year	42,192	36,510
Actual return on plan assets	2,086	5,539
Employer contribution	—	3,100
Benefits paid	(4,031)	(4,013)
Retiree contributions	1,111	1,056
Fair value of plan assets at end of year	41,358	42,192
Funded status at end of year	$(59,342)	$(50,655)
_____________________

(a)
Amendment relates to modification of the Company's Other Post-retirement Benefit Plan which limits the Company's premium contribution. The amendment became effective October 3, 2013 and resulted in a remeasurement of the plan.

Amounts recognized in the Company's balance sheets consist of the following (in thousands):

	December 31,
	2014	2013
Current liabilities	$—	$—
Noncurrent liabilities	(59,342)	(50,655)
Total	$(59,342)	$(50,655)
Amounts recognized in accumulated other comprehensive income consist of the following (in thousands):

	December 31,
	2014	2013
Net gain	$(31,943)	$(38,110)
Prior service benefit	(14,457)	(19,210)
Total	$(46,400)	$(57,320)

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

The following are the weighted-average actuarial assumptions used to determine the accrued post-retirement benefit obligations:

	December 31,
	2014	2013
Discount rate at end of year	4.10%	4.90%
Health care cost trend rates:
Initial	7.25%	7.50%
Ultimate	4.50%	4.50%
Year ultimate reached	2026	2026
The discount rate is reviewed at each measurement date. The discount rate used to measure obligations is based on a spot rate yield curve that matches projected future payments with the appropriate interest rate applicable to the timing of the projected future benefit payments. A 1% increase in the discount rate would decrease the December 31, 2014 accumulated post-retirement benefit obligation by 13.5%. A 1% decrease in the discount rate would increase the December 31, 2014 accumulated post-retirement benefit obligation by 17.2%.

Net periodic benefit cost is made up of the components listed below (in thousands):

	Years Ended December 31,
	2014	2013	2012
Service cost	$2,845	$3,843	$4,378
Interest cost	4,463	5,156	5,651
Expected return on plan assets	(2,116)	(1,951)	(1,714)
Amortization of:
Prior service benefit	(4,753)	(5,657)	(5,877)
Net (gain) loss	(2,671)	(626)	615
Net periodic benefit cost	$(2,232)	$765	$3,053
The changes in benefit obligations recognized in other comprehensive income are presented below (in thousands):

	Years Ended December 31,
	2014	2013	2012
Net (gain) loss	$3,496	$(52,366)	$(5,900)
Prior service benefit	—	(97)	—
Amortization of:
Prior service benefit	4,753	5,657	5,877
Net gain (loss)	2,671	626	(615)
Total recognized in other comprehensive income	$10,920	$(46,180)	$(638)
The total amount recognized in net periodic benefit cost and other comprehensive income are presented below (in thousands):

	Years Ended December 31,
	2014	2013	2012
Total recognized in net periodic benefit cost and other comprehensive income	$8,688	$(45,415)	$2,415
The amount in accumulated other comprehensive income that is expected to be recognized as a component of net periodic benefit cost during 2015 is a prior service benefit of $3.1 million and a net gain of $2.0 million.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

The following are the weighted-average actuarial assumptions used to determine the net periodic benefit cost for the twelve months ended December 31:

	2014	2013 (a)	2012
Discount rate at beginning of year	4.9%	4.1%	4.3%
Expected long-term return on plan assets	5.2%	5.2%	5.2%
Health care cost trend rates:
Initial	7.5%	7.75%	8.0%
Ultimate	4.5%	4.5%	4.5%
Year ultimate reached	2026	2026	2026
_____________________
(a) The Other Post-retirement Benefits Plan was remeasured at October 3, 2013 due to a plan amendment. The discount rate increased from 4.1% as of January 1, 2013 to 4.9% at the remeasurement date. All other assumptions remained consistent with assumptions used at January 1, 2013.
For measurement purposes, a 7.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2014. The rate was assumed to decrease gradually to 4.5% for 2026 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. The effect of a 1% change in these assumed health care cost trend rates would increase or decrease the December 31, 2014 benefit obligation by $16.1 million or $12.9 million, respectively. In addition, a 1% change in said rate would increase or decrease the aggregate 2014 service and interest cost components of the net periodic benefit cost by $1.4 million or $1.1 million, respectively.
The Company’s overall expected long-term rate of return on assets, on an after-tax basis, is 5.2% effective January 1, 2014. The expected long-term rate of return is based on the after-tax weighted average of the expected returns on investments based upon the target asset allocation. The Company’s target allocations for the plan’s assets are presented below:

December 31, 2014
Equity securities	65%
Fixed income	30%
Alternative investments	5%
Total	100%
The Other Post-retirement Benefit Plan invests the majority of its plan assets in common collective trusts which includes a diversified portfolio of domestic and international equity securities and fixed income securities. The asset portfolio also includes cash equivalents and a real estate limited partnership. The expected rates of return for the funds are assessed annually and are based on long-term relationships among major asset classes and the level of incremental returns that can be earned by the successful implementation of different active investment management strategies. Equity returns are based on estimates of long-term inflation rate, real rate of return, 10-year Treasury bond premium over cash and equity risk premium. Fixed income returns are based on maturity, long-term inflation, real rate of return and credit spreads.
FASB guidance on disclosure for other post-retirement benefit plans requires disclosure of fair value measurements of plan assets. To increase consistency and comparability in fair value measurements, FASB guidance on fair value measurements established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

•
Level 1 – Observable inputs that reflect quoted market prices for identical assets and liabilities in active markets. Prices or securities held in the mutual funds and underlying portfolios of the Other Post-retirement Benefits Plan are primarily obtained from independent pricing services. These prices are based on observable market data.

•
Level 2 – Inputs other than quoted market prices included in Level 1 that are observable for the asset or liability either directly or indirectly. The fair value of municipal securities-tax-exempt are reported at fair value based on evaluated prices that reflect observable market information, such as actual trade information of similar securities, adjusted for

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

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
The fair value of the Company’s Other Post-retirement Benefits Plan assets at December 31, 2014 and 2013, and the level within the three levels of the fair value hierarchy defined by FASB guidance on fair value measurements are presented in the table below (in thousands):

Description of Securities	Fair Value as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and Cash Equivalents	$1,100	$1,100	$—	$—
Common Collective Trusts (a)
Equity funds	26,399	—	26,399	—
Fixed income funds	12,219	—	12,219	—
Total Common Collective Trusts	38,618	—	38,618	—
Limited Partnership Interest in Real Estate (b)	1,640	—	—	1,640
Total Plan Investments	$41,358	$1,100	$38,618	$1,640

Description of Securities	Fair Value as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and Cash Equivalents	$33	$33	$—	$—
Common Collective Trust (a)
Equity funds	28,077	—	28,077	—
Fixed income funds	12,421	—	12,421	—
Total Common Collective Trusts	40,498	—	40,498	—
Limited Partnership Interest in Real Estate (b)	1,661	—	—	1,661
Total Plan Investments	$42,192	$33	$40,498	$1,661
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

The table below reflects the changes in the fair value of the investments in real estate during the period (in thousands):

Fair Value of Investments in Real Estate
Balance at December 31, 2012	$1,605
Unrealized gain in fair value	56
Balance at December 31, 2013	1,661
Sale of land	(67)
Unrealized gain in fair value	46
Balance at December 31, 2014	$1,640

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

There were no transfers in or out of Level 1 and Level 2 fair value measurements categories due to changes in observable inputs during the twelve month periods ending December 31, 2014 and 2013. Except as noted in the above table, there were no purchases, issuances, and settlements related to the assets in the Level 3 fair value measurement category during the twelve month periods ending December 31, 2014 and 2013.
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
The Company does not expect to contribute to its other post-retirement benefits plan in 2015. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2015	$3,163
2016	3,528
2017	3,906
2018	4,303
2019	4,570
2020-2024	27,362

Annual Short-Term Incentive Plan
The Annual Short-Term Incentive Plan (the "Incentive Plan") provides for the payment of cash awards to eligible Company employees, including each of its named executive officers. Payment of awards is based on the achievement of performance measures reviewed and approved by the Company’s Board of Directors’ Compensation Committee. Generally, these performance measures are based on meeting certain financial, operational and individual performance criteria. The financial performance goals are based on earnings per share and the operational performance goals are based on safety, compliance, customer satisfaction, and reliability. If a specified level of earnings per share is not attained, no amounts will be paid under the Incentive Plan. In 2014, the Company reached the required levels of earnings per share, safety, compliance, and customer satisfaction goals for an incentive payment of $7.4 million. In 2013 and 2012, the Company reached the required levels of earnings per share, safety, regulatory compliance, and customer satisfaction goals for an incentive payment of $4.0 million and $7.9 million, respectively. The Company has renewed the Incentive Plan in 2015 with similar goals.

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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

Military Installations
The Company serves Holloman Air Force Base ("Holloman"), White Sands Missile Range ("White Sands") and Fort Bliss. The military installations represent approximately 5% of the Company's annual retail revenues. In July 2014, the Company signed an agreement with Fort Bliss for an initial three-year term under which Fort Bliss takes retail electric service from the Company under the applicable Texas tariffs. The Company is serving White Sands under the applicable New Mexico tariffs. In March 2006, the Company signed a contract with Holloman that provides for the Company to provide retail electric service and limited wheeling services to Holloman for a ten-year term which expires in January 2016.

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
Long-Term Debt and Short-Term Borrowings Under the RCF. The fair values of the Company's long-term debt and short-term borrowings under the RCF are based on estimated market prices for similar issues and are presented below (in thousands):

	December 31,
	2014		2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Pollution Control Bonds	$193,135	$213,083	$193,135	$193,990
Senior Notes	846,044	968,728	696,485	734,515
RGRT Senior Notes (1)	110,000	117,215	110,000	115,850
RCF (1)	14,532	14,532	14,352	14,352
Total	$1,163,711	$1,313,558	$1,013,972	$1,058,707
 __________________

(1)
Nuclear fuel financing as of December 31, 2014 and December 31, 2013 is funded through the $110 million RGRT Senior Notes and $14.5 million and $14.4 million, respectively under the RCF. As of December 31, 2014 and 2013, no amount was outstanding under the RCF for working capital or general corporate purposes. The interest rate on the Company’s borrowings under the RCF is reset throughout the period reflecting current market rates. Consequently, the carrying value approximates fair value.

Treasury Rate Locks. The Company entered into treasury rate lock agreements in 2005 to hedge against potential movements in the treasury reference interest rate pending the issuance of the 6% Senior Notes. The treasury rate lock agreements met the criteria for hedge accounting and were designated as a cash flow hedge. In accordance with cash flow hedge accounting, the Company recorded the loss associated with the fair value of the cash flow hedge, net of tax, as a component of accumulated other comprehensive loss and amortizes the accumulated comprehensive loss to earnings as interest expense over the life of the 6% Senior Notes. In 2015, approximately $0.5 million of this accumulated other comprehensive loss item will be reclassified to interest expense.
Contracts and Derivative Accounting. The Company uses commodity contracts to manage its exposure to price and availability risks for fuel purchases and power sales and purchases and these contracts generally have the characteristics of derivatives. The Company does not trade or use these instruments with the objective of earning financial gains on the commodity price fluctuations. The Company has determined that all such contracts outstanding at December 31, 2014, except for certain natural gas commodity contracts with optionality features, that had the characteristics of derivatives met the "normal purchases and normal sales" exception provided in FASB guidance for accounting for derivative instruments and hedging activities, and, as such, were not required to be accounted for as derivatives.
The Company determined that certain of its natural gas commodity contracts with optionality features are not eligible for the normal purchases exception and, therefore, are required to be accounted for as derivative instruments pursuant to FASB guidance for accounting for derivative instruments and hedging activities. However, as of December 31, 2014, the variable, market-based pricing provisions of existing gas contracts are such that these derivative instruments have no significant fair value.
Marketable Securities. The Company’s marketable securities, included in decommissioning trust funds in the balance sheets, are reported at fair value which was $234.3 million and $214.1 million at December 31, 2014 and 2013, respectively. These securities are classified as available for sale under FASB guidance for certain investments in debt and equity securities and are valued using prices and other relevant information generated by market transactions involving identical or comparable securities. The reported fair values include gross unrealized losses on marketable securities whose impairment the Company has deemed to be temporary. The tables below present the gross unrealized losses and the fair value of these securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

	December 31, 2014
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities (1):
Federal Agency Mortgage Backed Securities	$—	$—	$2,383	$(57)	$2,383	$(57)
U.S. Government Bonds	1,552	(2)	20,060	(573)	21,612	(575)
Municipal Obligations	6,433	(65)	8,570	(410)	15,003	(475)
Corporate Obligations	2,455	(24)	2,461	(111)	4,916	(135)
Total Debt Securities	10,440	(91)	33,474	(1,151)	43,914	(1,242)
Common Stock	1,475	(229)	—	—	1,475	(229)
Common Collective Trust-Equity Funds	22,736	(821)	—	—	22,736	(821)
Total Temporarily Impaired Securities	$34,651	$(1,141)	$33,474	$(1,151)	$68,125	$(2,292)
 ____________________

(1)	Includes approximately 106 securities.

	December 31, 2013
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities (2):
Federal Agency Mortgage Backed Securities	$6,444	$(169)	$1,421	$(119)	$7,865	$(288)
U.S. Government Bonds	8,114	(245)	10,866	(840)	18,980	(1,085)
Municipal Obligations	12,286	(335)	7,782	(479)	20,068	(814)
Corporate Obligations	3,284	(96)	901	(54)	4,185	(150)
Total Debt Securities	30,128	(845)	20,970	(1,492)	51,098	(2,337)
Common stock	2,305	(126)	—	—	2,305	(126)
Total Temporarily Impaired Securities	$32,433	$(971)	$20,970	$(1,492)	$53,403	$(2,463)
 ______________________

(2)	Includes approximately 122 securities.
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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

The reported fair values also include gross unrealized gains on marketable securities which have not been recognized in the Company’s net income. The table below presents the unrecognized gross unrealized gains and the fair value of these securities, aggregated by investment category (in thousands):

	December 31, 2014		December 31, 2013
	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains
Description of Securities:
Federal Agency Mortgage Backed Securities	$15,388	$665	$9,929	$433
U.S. Government Bonds	20,016	567	6,258	126
Municipal Obligations	11,642	595	8,783	450
Corporate Obligations	13,762	850	9,188	506
Total Debt Securities	60,808	2,677	34,158	1,515
Common Stock	99,160	48,253	103,808	43,145
Equity Mutual Funds	—	—	16,802	3,081
Cash and Cash Equivalents	6,193	—	5,924	—
Total	$166,161	$50,930	$160,692	$47,741
The Company’s marketable securities include investments in municipal, corporate and federal debt obligations. Substantially all of the Company’s mortgage-backed securities, based on contractual maturity, are due in ten years or more. The mortgage-backed securities have an estimated weighted average maturity which generally range from two years to six years and reflects anticipated future prepayments. The contractual year for maturity for these available-for-sale securities as of December 31, 2014 is as follows (in thousands):

	Total	2015	2016 through 2019	2020 through 2024	2025 and Beyond
Municipal Debt Obligations	$26,645	$1,011	$11,318	$12,967	$1,349
Corporate Debt Obligations	18,678	720	5,163	6,517	6,278
U.S. Government Bonds	41,628	3,050	17,520	12,062	8,996
The Company recognizes impairment losses on certain of its securities deemed to be other than temporary. In accordance with FASB guidance, these impairment losses are recognized in net income, and a lower cost basis is established for these securities. For the twelve months ended December 31, 2014, 2013, and 2012 the Company recognized other than temporary impairment losses on its available-for-sale securities as follows (in thousands):

	2014	2013	2012
Unrealized holding losses included in pre-tax income	$—	$—	$(479)

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

The Company’s marketable securities in its decommissioning trust funds are sold from time to time and the Company uses the specific identification basis to determine the amount to reclassify out of accumulated other comprehensive income and into net income. The proceeds from the sale of these securities during the twelve months ended December 31, 2014, 2013, and 2012 and the related effects on pre-tax income are as follows (in thousands):

	2014	2013	2012
Proceeds from sales or maturities of available-for-sale securities	$108,311	$56,148	$98,542
Gross realized gains included in pre-tax income	$7,858	$986	$1,478
Gross realized losses included in pre-tax income	(508)	(433)	(2,041)
Gross unrealized losses included in pre-tax income	—	—	(479)
Net gains (losses) in pre-tax income	$7,350	$553	$(1,042)
Net unrealized holding gains included in accumulated other comprehensive income	$10,827	$17,699	$9,927
Net (gains) losses reclassified out of accumulated other comprehensive income	(7,350)	(553)	1,042
Net gains in other comprehensive income	$3,477	$17,146	$10,969
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

•
Level 3 - Unobservable inputs using data that is not corroborated by market data and primarily based on internal Company analysis using models and various other analysis. Financial assets utilizing Level 3 inputs include the Company's investments in debt securities.

The securities in the Company’s decommissioning trust funds are valued using prices and other relevant information generated by market transactions involving identical or comparable securities. FASB guidance identifies this valuation technique as the "market approach" with observable inputs. The Company analyzes available-for-sale securities to determine if losses are other than temporary.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

During the first quarter of 2014, the Company sold its nuclear decommissioning trust investments in equity mutual funds, classified as Level 1, and invested those assets in common collective trusts which are classified as Level 2. The fair value of the Company’s decommissioning trust funds and investments in debt securities, at December 31, 2014 and 2013, and the level within the three levels of the fair value hierarchy defined by FASB guidance are presented in the table below (in thousands):

Description of Securities	Fair Value as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading Securities:
Investments in Debt Securities	$1,653	$—	$—	$1,653
Available for sale:
U.S. Government Bonds	$41,628	$41,628	$—	$—
Federal Agency Mortgage Backed Securities	17,771	—	17,771	—
Municipal Obligations	26,645	—	26,645	—
Corporate Obligations	18,678	—	18,678	—
Subtotal, Debt Securities	104,722	41,628	63,094	—
Common Stock	100,635	100,635	—	—
Common Collective Trust-Equity Funds	22,736	—	22,736	—
Cash and Cash Equivalents	6,193	6,193	—	—
Total available for sale	$234,286	$148,456	$85,830	$—

Description of Securities	Fair Value as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading Securities:
Investments in Debt Securities	$1,555	$—	$—	$1,555
Available for sale:
U.S. Government Bonds	$25,238	$25,238	$—	$—
Federal Agency Mortgage Backed Securities	17,794	—	17,794	—
Municipal Obligations	28,851	—	28,851	—
Corporate Obligations	13,373	—	13,373	—
Subtotal, Debt Securities	85,256	25,238	60,018	—
Common Stock	106,113	106,113	—	—
Equity Mutual Funds	16,802	16,802	—	—
Cash and Cash Equivalents	5,924	5,924	—	—
Total available for sale	$214,095	$154,077	$60,018	$—
Below is a reconciliation of the beginning and ending balance of the fair value of the investment in debt securities (in thousands):

	2014	2013
Balance at January 1	$1,555	$1,295
Net unrealized gains in fair value recognized in income (a)	98	260
Balance at December 31	$1,653	$1,555
_____________________
(a) These amounts are reflected in the Company's statement of operations as investment and interest income.
There were no transfers in or out of Level 1 and Level 2 fair value measurements categories due to changes in observable inputs during the twelve month periods ending December 31, 2014 and 2013. There were no purchases, sales, issuances, and settlements related to the assets in the Level 3 fair value measurement category during the twelve month periods ending December 31, 2014 and 2013.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

P.    Supplemental Statements of Cash Flows Disclosures

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Cash paid for:
Interest on long-term debt and borrowing under the revolving credit facility	$54,792	$53,752	$50,189
Income taxes, net of refund	6,876	244	5,031
Non-cash financing activities:
Grants of restricted shares of common stock	3,025	3,224	2,411
Issuance of performance shares	—	849	1,193

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

Q.     Selected Quarterly Financial Data (Unaudited)
The following table summarizes the Company’s unaudited results of operations on a quarterly basis. The quarterly earnings per share amounts for a year will not add to the earnings per share for that year due to the weighting of shares used in calculating per share data.

	2014 Quarters				2013 Quarters
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
			(In thousands except for share data)
Operating revenues (1)	$196,563	$283,645	$251,801	$185,516	$190,297	$282,661	$240,114	$177,290
Operating income	8,871	81,496	51,131	9,665	6,050	85,896	54,344	19,345
Net income	4,241	52,476	30,096	4,615	1,191	50,565	29,193	7,634
Basic earnings per share:
Net income	0.10	1.30	0.75	0.11	0.03	1.26	0.73	0.19
Diluted earnings per share:
Net income	0.10	1.30	0.75	0.11	0.03	1.26	0.72	0.19
Dividends declared per share of common stock	0.280	0.280	0.280	0.265	0.265	0.265	0.265	0.25
 ________________

(1)
Operating revenues are seasonal in nature, with the peak sales periods generally occurring during the summer months. Comparisons among quarters of a year may not represent overall trends and changes in operations.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of December 31, 2014, our disclosure controls and procedures are effective.
Management’s Annual Report on Internal Control Over Financial Reporting. Management’s Annual Report on Internal Control over Financial Reporting is included herein under the caption "Management Report on Internal Control Over Financial Reporting" on page 42 of this report.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15, that occurred during the quarter ended December 31, 2014, that materially affected, or that were reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance

Information regarding directors is incorporated herein by reference from our definitive proxy statement for the 2015 Annual Meeting of Shareholders (the "2015 Proxy Statement") under the heading "Nominees and Directors of the Company." Information regarding executive officers, included herein under the caption "Executive Officers of the Registrant" in Part I, Item 1 above, is incorporated herein by reference.
The information concerning the identification of our standing audit committee required by this Item is incorporated by reference from the 2015 Proxy Statement under the caption "Committees" under the heading "Directors’ Meetings, Compensation and Committees," and under the heading "Audit Committee Report."
The information concerning our audit committee financial experts required by this Item is incorporated by reference from the 2015 Proxy Statement under the caption "Committees" under the heading "Directors’ Meetings, Compensation and Committees."
The information concerning compliance with Section 16(a) of the Exchange Act required by this Item is incorporated by reference from the 2015 Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance."
We have adopted a Code of Ethics that is incorporated by reference from the 2015 Proxy Statement under the caption "Business Conduct Policies" under the heading "Corporate Governance."

Item 11.	Executive Compensation

Incorporated herein by reference from the 2015 Proxy Statement under the heading "Summary of Compensation."

Item 12.	Security Ownership of Certain Beneficial Management

Incorporated herein by reference from the 2015 Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management."
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans
approved by security holders	—	$—	1,549,014
Equity compensation plans
not approved by security holders	—	—	—
Total	—	$—	1,549,014

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference from the 2015 Proxy Statement under the heading "Certain Relationships and Related Party Transactions."

Item 14.	Principal Accounting Fees and Services

Incorporated herein by reference from the 2015 Proxy Statement under the heading "Independent Registered Public Accounting Firm."

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as a part of this report:

Page
1.	Financial Statements:

	See Index to Financial Statements	43

2.	Financial Statement Schedules:

All schedules are omitted as the required information is not applicable or is included in the financial statements or related notes thereto.

3.	Exhibits

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

4.20	–	Securities Resolution No. 4, dated December 1, 2014, relating to the Company's 5.000% Senior Notes due 2044. (Exhibit 4. 1 to the Company's Current Report on Form 8-K dated December 1, 2014)
Exhibit 10 –	Material Contracts:
10.01	–
Co-Tenancy Agreement, dated July 19, 1966, and Amendments No. 1 through 5 thereto, between the Participants of the Four Corners Project, defining the respective ownerships, rights and obligations of the Parties. (Exhibit 10.01 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

10.01-01	–	Amendment No. 6, dated February 3, 2000, to Exhibit 10.01. (Exhibit 10.01-01 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)
10.01-02	–	Amendment No. 7, dated December 30, 2013, to Exhibit 10.01. (Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)
10.02	–
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

10.02-01	–	Amendment and Supplement No. 1, dated March 21, 1985, to Exhibit 10.02. (Exhibit 19.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1985)
10.02-02	–	Amendment and Supplement No. 2, dated March 7, 2011, to Exhibit 10.02. (Exhibit 10.07 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)
10.02-03	–	Amendment and Supplement No. 3, dated March 7, 2011, to Exhibit 10.02. (Exhibit 10.08 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)
10.03	–	Reserved
10.04	–
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

10.04-01	–	Amendment No. 11, dated May 23, 1997, to Exhibit 10.04. (Exhibit 10.04-01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997)

Exhibit Number		Title
10.04-02	–	Amendment No. 12, dated February 3, 2000, to Exhibit 10.04. (Exhibit 10.04-02 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)
10.04-03	–	Amendment No. 13, dated December 1, 2010, to Exhibit 10.04. (Exhibit 10.03 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)
10.04-04	–	Amendment No. 14, dated December 30, 2013, to Exhibit 10.04. (Exhibit 10.04 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)
10.05	–
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

10.05-01	–	Amendment No. 14, dated June 20, 2000, to Exhibit 10.05. (Exhibit 10.05-01 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)
10.05-02	–	Amendment No. 15, dated January 13, 2011, to Exhibit 10.05. (Exhibit 10.07 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012)
10.05-03	–	Amendment No. 16, dated April 28, 2014, to Exhibit 10.05. (Exhibit 10.06 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)
10.06	–
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

10.14-01	–	Settlement Agreement between TEP and the Company, dated April 26, 2011, to Exhibit 10.14. (Exhibit 10.14-01 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011)

Exhibit Number		Title
10.15	–
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

Exhibit Number		Title
10.25-03	–
Second Amended and Restated Credit agreement dated as of January 14, 2014, among the Company, The Bank of New York Mellon Trust Company, N.A., not in its individual capacity, but solely in its capacity as trustee of the Rio Grande Resources Trust II, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and issuing bank and Union Bank of California, N.A., as syndication agent. (Exhibit 10.25-03 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

#*†10.26	–	Change in Control Agreement between the Company and certain key officers of the Company.
10.27	–	Purchase and Sale Agreement between the Company and Arizona Public Service Company, dated February 17, 2015. (Exhibit 10.1 to Current Report on Form 8-K filed on February 19, 2015)
10.28	–	Reserved
#10.29	–
Form of Directors’ Restricted Stock Award Agreement between the Company and certain directors of the Company. (Exhibit 10.07 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

10.30	–	Reserved
10.31	–	Reserved
10.32	–	Settlement Agreement, dated as of February 24, 2000, with the City of Las Cruces. (Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)
10.33	–	Franchise Agreement, dated April 3, 2000, between the Company and the City of Las Cruces. (Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)
#10.34	–	Employment Agreement for Hector Puente, dated April 23, 2001. (Exhibit 10.07 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)
10.35	–
Shiprock – Four Corners Project 345 kV Switchyard Interconnection Agreement, dated March 6, 2002. APS Contract No. 51999. (Exhibit 10.06 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

10.35-01	–	Amendment No. 1, dated December 30, 2013, to Exhibit 10.35. (Exhibit 10.05 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)
10.36	–
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

10.40	–	Reserved
10.41	–	Reserved
10.42	–
Power Purchase and Sale Agreement, dated as of December 16, 2005, between the Company and Phelps Dodge Energy Services, LLC. (Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.42-01	–	Letter Agreement, dated June 3, 2008, to Exhibit 10.42. (Exhibit 10.42-01 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)
10.42-02	–	Letter Agreement, dated November 26, 2008, to Exhibit 10.42. (Exhibit 10.42-02 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)
10.42-03	–	Letter Agreement, dated November 12, 2010, to Exhibit 10.42. (Exhibit 10.42-03 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)
10.42-04	–	Letter Agreement, dated April 29, 2011, to Exhibit 10.42. (Exhibit 10.04 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)
*10.42-05	–	Letter Agreement, dated May 13, 2013, to Exhibit 10.42.
*10.42-06	–	Letter Agreement, dated September 17, 2014, to Exhibit 10.42.
10.43	–	Settlement Agreement between the State of Texas and the Company, dated as of October 17, 2006. (Exhibit 10.08 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)
10.44	–	Reserved

Exhibit Number		Title
10.45	–	Reserved
#10.46	–	El Paso Electric Company 2007 Long-Term Incentive Plan. (Exhibit 10.1 to the Company’s Form 8-K, dated as of May 2, 2007)
#10.46-01	–	Amended and Restated 2007 Long-Term Incentive Plan to Exhibit 10.46. (Exhibit 99.1 to the Registration Statement No. 333-196628 on Form S-8)
#10.47	–	Employment Agreement between the Company and Thomas V. Shockley, III, dated June 1, 2012. (Exhibit 10.05 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)
#10.47-01	–	Amendment to Employment Agreement between the Company and Thomas V. Shockley, III dated May 2, 2013. (Exhibit No. 1 to the Company's Form 8-K, dated May 2, 2013.)
#10.47-02	–
Amended and Restated Employment Agreement between the Company and Thomas V. Shockley, III, dated November 20, 2013. (Exhibit 10.47.02 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

10.48	–	Employment Transition Agreement between the Company and David G. Carpenter, dated November 20, 2013. (Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)
10.49	–	Employment Transition Agreement between the Company and Hector R. Puente, dated November 20, 2013. (Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)
Exhibit 12 –	Computation of Ratios:
*12.01 –		Computation of Ratios of Earnings to Fixed Charges
Exhibit 23 –	Consent of Experts:
*23.01	–	Consent of KPMG LLP (set forth on page 112 of this report)
Exhibit 24 –	Power of Attorney:
*24.01	–	Power of Attorney (set forth on page 110 of the Original Form 10-K)
*24.02	–	Certified copy of resolution authorizing signatures pursuant to Power of Attorney
Exhibit 31 and 32 –	Certifications:
*31.01	–	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.01	–	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 99 –	Additional Exhibits:
99.01	–	Agreed Order, entered August 30, 1995, by the Public Utility Commission of Texas. (Exhibit 99.31 to Registration Statement No. 33-99744 on Form S-1)
99.02	–	Reserved
99.03	–	Final Order, entered September 24, 1998, by the New Mexico Public Utility Commission. (Exhibit 99.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)
99.04	–	Final Order, entered June 8, 1999, by the Public Utility Commission of Texas. (Exhibit 99.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)
99.05	–	Final Order, entered January 8, 2002, by the New Mexico Public Utility Commission. (Exhibit 99.05 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)
99.06	–	News Release, dated as of December 5, 2002, by the El Paso Electric Company announcing settlement with the FERC Trial Staff. (Exhibit 99.01 to the Company’s Form 8-K, dated as of December 6, 2002)
99.07	–
"Stipulated Facts and Remedies," dated as of December 5, 2002, to be filed by the FERC Trial Staff as part of its written testimony. (Exhibit 99.02 to the Company’s Form 8-K, dated as of December 6, 2002)

Exhibit 101 –	XBRL – Related Documents:
*101.INS	–	XBRL Instance Linkbase Document

Exhibit Number		Title
*101.SCH	–	XBRL Taxonomy Extension Schema Linkbase Document
*101.CAL	–	XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	–	XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	–	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	–	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
#	Management contracts or compensatory plans or arrangements required to be identified by Item 15(a)(3) of Form 10-K.
†	Agreements substantially identical in all material respects to this exhibit have been entered into between the Company and its Section 16 officers.
††
Confidential treatment has been requested and received for the redacted portions of these Exhibits. The copies filed omit the information subject to the confidentiality request. Omissions are designated as "****." A complete version of these Exhibits has been filed separately with the Securities and Exchange Commission.

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each of El Paso Electric Company, a Texas corporation, and the undersigned directors and officers of El Paso Electric Company, hereby constitutes and appoints Thomas V. Shockley III, Nathan T. Hirschi, Mary E. Kipp and John R. Boomer, its, his or her true and lawful attorneys-in-fact and agents, for it, him or her and its, his or her name, place and stead, in any and all capacities, with full power to act alone, to sign this report and any and all amendments to this report, and to file each such amendment to this report, with all exhibits thereto, and any and all documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises, as fully to all intents and purposes as it, he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February 2015.

EL PASO ELECTRIC COMPANY

By:	/s/ THOMAS V. SHOCKLEY III
Thomas V. Shockley III
Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ THOMAS V. SHOCKLEY III	Chief Executive Officer (Principal Executive Officer and Director)	February 27, 2015
(Thomas V. Shockley III)

/s/ NATHAN T. HIRSCHI	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2015
(Nathan T. Hirschi)

/s/ RUSSELL G. GIBSON	Vice President and Controller	February 27, 2015
(Russell G. Gibson)

/s/ CATHERINE A. ALLEN	Director	February 27, 2015
(Catherine A. Allen)

/s/ JOHN ROBERT BROWN	Director	February 27, 2015
(John Robert Brown)

/s/ JAMES W. CICCONI	Director	February 27, 2015
(James W. Cicconi)

/s/ EDWARD ESCUDERO	Director	February 27, 2015
(Edward Escudero)

/s/ JAMES W. HARRIS	Director	February 27, 2015
(James W. Harris)

/s/ PATRICIA Z. HOLLAND-BRANCH	Director	February 27, 2015
(Patricia Z. Holland-Branch)

/s/ WOODLEY L. HUNT	Director	February 27, 2015
(Woodley L. Hunt)

/s/ ERIC B. SIEGEL	Director	February 27, 2015
(Eric B. Siegel)

/s/ STEPHEN N. WERTHEIMER	Director	February 27, 2015
(Stephen N. Wertheimer)

/s/ CHARLES A. YAMARONE	Director	February 27, 2015
(Charles A. Yamarone)