Form 10-Q
period 2015-03-31
EL PASO ELECTRIC CO /TX/
filed 2015-05-07
CIK 31978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of April 30, 2015, there were 40,392,332 shares of the Company’s no par value common stock outstanding.

EL PASO ELECTRIC COMPANY

( i)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EL PASO ELECTRIC COMPANY
BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)

ASSETS (In thousands)
Utility plant:
Electric plant in service	$3,515,280	$3,229,255
Less accumulated depreciation and amortization	(1,283,543)	(1,266,672)
Net plant in service	2,231,737	1,962,583
Construction work in progress	198,216	414,284
Nuclear fuel; includes fuel in process of $57,766 and $46,996, respectively	195,955	185,185
Less accumulated amortization	(84,295)	(73,701)
Net nuclear fuel	111,660	111,484
Net utility plant	2,541,613	2,488,351
Current assets:
Cash and cash equivalents	7,974	40,504
Accounts receivable, principally trade, net of allowance for doubtful accounts of $1,726 and $2,253, respectively	65,337	71,165
Accumulated deferred income taxes	18,103	13,957
Inventories, at cost	47,079	45,889
Under-collection of fuel revenues	—	10,253
Prepayments and other	18,842	12,213
Total current assets	157,335	193,981
Deferred charges and other assets:
Decommissioning trust funds	237,619	234,286
Regulatory assets	110,938	112,086
Other	31,007	30,597
Total deferred charges and other assets	379,564	376,969
Total assets	$3,078,512	$3,059,301

See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
BALANCE SHEETS (Continued)

	March 31, 2015	December 31, 2014
	(Unaudited)
CAPITALIZATION AND LIABILITIES (In thousands except for share data)
Capitalization:
Common stock, stated value $1 per share, 100,000,000 shares authorized, 65,704,207 and 65,725,246 shares issued, and 141,190 and 124,297 restricted shares, respectively	$65,845	$65,850
Capital in excess of stated value	318,584	318,515
Retained earnings	1,024,692	1,032,537
Accumulated other comprehensive loss, net of tax	(9,878)	(8,001)
	1,399,243	1,408,901
Treasury stock, 25,452,789 and 25,492,919 shares, respectively, at cost	(423,978)	(424,647)
Common stock equity	975,265	984,254
Long-term debt, net of current portion	1,134,205	1,134,179
Total capitalization	2,109,470	2,118,433
Current liabilities:
Current maturities of long-term debt	15,000	15,000
Short-term borrowings under the revolving credit facility	58,345	14,532
Accounts payable, principally trade	48,865	78,862
Taxes accrued	24,347	28,210
Interest accrued	16,872	12,758
Over-collection of fuel revenues	6,366	932
Other	23,805	24,715
Total current liabilities	193,600	175,009
Deferred credits and other liabilities:
Accumulated deferred income taxes	484,564	474,154
Accrued pension liability	92,246	94,272
Accrued post-retirement benefit liability	60,717	59,342
Asset retirement obligation	76,290	74,577
Regulatory liabilities	25,175	26,099
Other	36,450	37,415
Total deferred credits and other liabilities	775,442	765,859
Commitments and contingencies
Total capitalization and liabilities	$3,078,512	$3,059,301
See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except for share data)

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Operating revenues	$163,746	$185,516	$895,755	$898,588
Energy expenses:
Fuel	37,729	51,586	237,148	233,955
Purchased and interchanged power	11,175	17,915	58,064	67,401
	48,904	69,501	295,212	301,356
Operating revenues net of energy expenses	114,842	116,015	600,543	597,232
Other operating expenses:
Other operations	55,599	56,138	238,293	237,326
Maintenance	15,560	14,282	66,907	62,798
Depreciation and amortization	21,565	20,568	84,339	80,826
Taxes other than income taxes	14,158	15,362	61,546	60,327
	106,882	106,350	451,085	441,277
Operating income	7,960	9,665	149,458	155,955
Other income (deductions):
Allowance for equity funds used during construction	4,275	2,906	16,031	10,251
Investment and interest income, net	5,254	4,241	14,646	10,043
Miscellaneous non-operating income	180	1,517	2,738	2,425
Miscellaneous non-operating deductions	(491)	(419)	(4,271)	(3,583)
	9,218	8,245	29,144	19,136
Interest charges (credits):
Interest on long-term debt and revolving credit facility	16,483	14,579	60,932	58,618
Other interest	163	173	1,240	455
Capitalized interest	(1,289)	(1,246)	(5,135)	(5,243)
Allowance for borrowed funds used during construction	(2,621)	(1,684)	(9,305)	(6,116)
	12,736	11,822	47,732	47,714
Income before income taxes	4,442	6,088	130,870	127,377
Income tax expense	984	1,473	40,599	41,813
Net income	$3,458	$4,615	$90,271	$85,564

Basic earnings per share	$0.09	$0.11	$2.24	$2.13

Diluted earnings per share	$0.09	$0.11	$2.24	$2.12

Dividends declared per share of common stock	$0.28	$0.265	$1.12	$1.06
Weighted average number of shares outstanding	40,243,199	40,149,083	40,214,198	40,132,106
Weighted average number of shares and dilutive potential shares outstanding	40,266,674	40,149,083	40,240,793	40,144,159

 See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF COMPREHENSIVE OPERATIONS
(Unaudited)
(In thousands)

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Net income	$3,458	$4,615	$90,271	$85,564
Other comprehensive income (loss):
Unrecognized pension and postretirement benefit costs:
Net gain (loss) arising during period	—	19,700	(74,028)	102,664
Prior service benefit	—	—	34,200	97
Reclassification adjustments included in net income for amortization of:
Prior service benefit	(1,663)	(1,459)	(7,863)	(5,619)
Net loss	2,250	1,123	7,309	8,920
Net unrealized gains/losses on marketable securities:
Net holding gains arising during period	1,014	998	10,843	11,904
Reclassification adjustments for net gains included in net income	(3,745)	(2,865)	(8,230)	(3,576)
Net losses on cash flow hedges:
Reclassification adjustment for interest expense included in net income	114	107	445	417
Total other comprehensive income (loss) before income taxes	(2,030)	17,604	(37,324)	114,807
Income tax benefit (expense) related to items of other comprehensive income (loss):
Unrecognized pension and postretirement benefit costs	(331)	(7,422)	15,142	(40,418)
Net unrealized losses (gains) on marketable securities	556	357	(561)	(1,456)
Losses on cash flow hedges	(72)	(92)	(194)	(208)
Total income tax benefit (expense)	153	(7,157)	14,387	(42,082)
Other comprehensive income (loss), net of tax	(1,877)	10,447	(22,937)	72,725
Comprehensive income	$1,581	$15,062	$67,334	$158,289
See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income	$3,458	$4,615
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of electric plant in service	21,565	20,568
Amortization of nuclear fuel	11,392	11,476
Deferred income taxes, net	6,255	761
Allowance for equity funds used during construction	(4,275)	(2,906)
Other amortization and accretion	4,499	4,141
Gain on sale of property, plant and equipment	—	(1,499)
Net gains on sale of decommissioning trust funds	(3,745)	(2,865)
Other operating activities	132	54
Change in:
Accounts receivable	5,828	6,600
Inventories	(1,190)	525
Net over-collection of fuel revenues	15,687	2,011
Prepayments and other	(2,691)	(2,968)
Accounts payable	(24,230)	(8,958)
Taxes accrued	(8,825)	(379)
Other current liabilities	3,204	1,673
Deferred charges and credits	(612)	(1,537)
Net cash provided by operating activities	26,452	31,312
Cash flows from investing activities:
Cash additions to utility property, plant and equipment	(73,865)	(48,255)
Cash additions to nuclear fuel	(10,183)	(11,822)
Capitalized interest and AFUDC:
Utility property, plant and equipment	(6,896)	(4,590)
Nuclear fuel	(1,289)	(1,246)
Allowance for equity funds used during construction	4,275	2,906
Decommissioning trust funds:
Purchases, including funding of $1.1 million	(26,961)	(31,242)
Sales and maturities	24,642	28,827
Proceeds from sale of property, plant and equipment	—	1,679
Other investing activities	(230)	375
Net cash used for investing activities	(90,507)	(63,368)
Cash flows from financing activities:
Dividends paid	(11,303)	(10,676)
Borrowings under the revolving credit facility:
Proceeds	70,852	51,563
Payments	(27,039)	(19,964)
Other financing activities	(985)	(1,067)
Net cash provided by financing activities	31,525	19,856
Net decrease in cash and cash equivalents	(32,530)	(12,200)
Cash and cash equivalents at beginning of period	40,504	25,592
Cash and cash equivalents at end of period	$7,974	$13,392
See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

A. Principles of Preparation
These condensed financial statements should be read in conjunction with the financial statements and notes thereto in the Annual Report of El Paso Electric Company on Form 10-K for the year ended December 31, 2014 (the "2014 Form 10-K"). Capitalized terms used in this report and not defined herein have the meaning ascribed to such terms in the 2014 Form 10-K. In the opinion of the Company’s management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company at March 31, 2015 and December 31, 2014; the results of its operations and comprehensive operations for the three and twelve months ended March 31, 2015 and 2014; and its cash flows for the three months ended March 31, 2015 and 2014. The results of operations and comprehensive operations for the three months ended March 31, 2015 and the cash flows for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full calendar year.
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
Revenues. Revenues related to the sale of electricity are generally recorded when service is rendered or electricity is delivered to customers. The billing of electricity sales to retail customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. Unbilled revenues are estimated based on monthly generation volumes and by applying an average revenue/kWh to the number of estimated kWhs delivered but not billed. Accounts receivable included accrued unbilled revenues of $17.7 million at March 31, 2015 and $21.2 million at December 31, 2014. The Company presents revenues net of sales taxes in its statements of operations.

Supplemental Cash Flow Disclosures (in thousands)
	Three Months Ended
	March 31,
	2015	2014
Cash paid (received) for:
Interest on long-term debt and borrowing under the revolving credit facility	$10,117	$10,174
Income tax refunded, net	(807)	(767)
Non-cash financing activities:
Grants of restricted shares of common stock	523	1,197
New Accounting Standards. In May 2014, the FASB issued new guidance (ASU 2014-09, Revenue from Contracts with Customers (Topic 606)) to provide a framework that replaces the existing revenue recognition guidance. ASU 2014-09 is the result of a joint effort by the FASB and the International Accounting Standards Board (IASB) intended to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. Generally Accepted Accounting Principles ("GAAP") and International Financial Reporting Standards. ASU 2014-09 provides that an entity should recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 is effective for annual periods and interim periods within that reporting period beginning after December 15, 2016, for public business entities. On April 1, 2015, the FASB voted to propose to defer the effective date to December 15, 2017. Early adoption of ASU 2014-09 is permitted after December 15, 2016. The Company is currently assessing the future impact of this ASU.
In April 2015, the FASB issued new guidance (ASU 2015-03, Interest - Imputation of Interest (Topic 715)) to simplify the presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. ASU 2015-03 is effective for

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company does not expect this ASU will materially impact the Company's results of operations and cash flows.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

B. Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated Other Comprehensive Income (Loss) (net of tax) by component are presented below (in thousands):
	Three Months Ended March 31, 2015				Three Months Ended March 31, 2014
	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Marketable Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Marketable Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)

Balance at beginning of period	$(34,884)	$38,957	$(12,074)	$(8,001)	$(21,330)	$36,240	$(12,298)	$2,612
Other comprehensive income before reclassifications	—	822	—	822	12,147	799	—	12,946
Amounts reclassified from accumulated other comprehensive income (loss)	256	(2,997)	42	(2,699)	(205)	(2,309)	15	(2,499)
Balance at end of period	$(34,628)	$36,782	$(12,032)	$(9,878)	$(9,388)	$34,730	$(12,283)	$13,059

	Twelve Months Ended March 31, 2015				Twelve Months Ended March 31, 2014
	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Marketable Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Marketable Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)

Balance at beginning of period	$(9,388)	$34,730	$(12,283)	$13,059	$(75,032)	$27,858	$(12,492)	$(59,666)
Other comprehensive income (loss) before reclassifications	(24,775)	8,717	—	(16,058)	63,599	9,738	—	73,337
Amounts reclassified from accumulated other comprehensive income (loss)	(465)	(6,665)	251	(6,879)	2,045	(2,866)	209	(612)
Balance at end of period	$(34,628)	$36,782	$(12,032)	$(9,878)	$(9,388)	$34,730	$(12,283)	$13,059

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Amounts reclassified from accumulated other comprehensive income (loss) for the three and twelve months ended March 31, 2015 and 2014 are as follows (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Three Months Ended March 31,		Twelve Months Ended March 31,		Affected Line Item in the Statement of Operations
	2015	2014	2015	2014

Amortization of pension and post-retirement benefit costs:
Prior service benefit	$1,663	1,459	$7,863	$5,619	(a)
Net loss	(2,250)	(1,123)	(7,309)	(8,920)	(a)
	(587)	336	554	(3,301)	(a)
Income tax effect	331	(131)	(89)	1,256
	(256)	205	465	(2,045)	(a)

Marketable securities:
Net realized gain on sale of securities	3,745	2,865	8,230	3,576	Investment and interest income, net
	3,745	2,865	8,230	3,576	Income before income taxes
Income tax effect	(748)	(556)	(1,565)	(710)	Income tax expense
	2,997	2,309	6,665	2,866	Net income

Loss on cash flow hedge:
Amortization of loss	(114)	(107)	(445)	(417)	Interest on long-term debt and revolving credit facility
	(114)	(107)	(445)	(417)	Income before income taxes
Income tax effect	72	92	194	208	Income tax expense
	(42)	(15)	(251)	(209)	Net income

Total reclassifications	$2,699	$2,499	$6,879	$612

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
Energy Efficiency Cost Recovery Factor. The Company made its annual filing to establish its energy efficiency cost recovery factor for 2015 on May 1, 2014. In addition to projected energy efficiency costs for 2015 and true-up to prior year actual costs, the Company requested approval of a $2.0 million bonus for the 2013 energy efficiency program results in accordance with PUCT rules. The PUCT approved the Company's request at its November 14, 2014 open meeting. The Company recorded the $2.0 million bonus as operating revenue in the fourth quarter of 2014.
On May 1, 2015, the Company made its annual filing to establish its energy efficiency cost recovery factor for 2016. In addition to projected energy efficiency costs for 2016 and true-up to prior year actual costs, the Company requested approval of a $1.0 million bonus for the 2014 energy efficiency program results in accordance with PUCT rules. This case was assigned PUCT Docket No. 44677. No procedural schedule has yet been issued.
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
On April 15, 2014, the Company filed a request, which was assigned PUCT Docket No. 42384, to increase its fixed fuel factor by approximately $10.7 million annually or 6.9%, pursuant to its approved formula. The revised fixed fuel factor reflected an expected increase in prices for natural gas over the twelve month period beginning March 2014. The increase in the fixed fuel factor received final approval on May 28, 2014 and was effective with May 2014 billings. As of March 31, 2015, the Company had slightly over-recovered fuel costs in the amount of $3.6 million for the Texas jurisdiction. On April 15, 2015, the Company filed a request, which was assigned PUCT Docket No. 44633, to reduce its fixed fuel factor by approximately 24% to reflect the reduction in fuel expense. The over-recovered balance is below the materiality threshold. On April 30, 2015, the Administrative Law Judge issued an order approving the proposed reduction on an interim basis effective May 1, 2015.
Fuel Reconciliation Proceeding. Pursuant to the 2012 Texas retail rate settlement discussed above, on September 27, 2013, the Company filed an application with the PUCT, designated as PUCT Docket No. 41852, to reconcile $545.3 million of fuel and purchased power expenses incurred during the 45-month period from July 1, 2009 through March 31, 2013. A settlement was

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

reached and a final order was issued by the PUCT on July 11, 2014. The PUCT's final order completes the regulatory review and reconciliation of the Company's fuel expenses for the period through March 31, 2013.
The settlement provides that 100% of margins on non-arbitrage off-system sales (as defined by the settlement) and 50% of margins on arbitrage off-system sales be shared with its Texas customers beginning April 1, 2014. For the period April 1, 2014 through June 30, 2015, the Company's total share of margins assignable to Texas retail jurisdiction, on arbitrage and non-arbitrage off-system sales, may not exceed 10% of the total margins assignable to the Texas retail jurisdiction on all off-system sales. The Company also agreed to file with the PUCT a proceeding to address the reasonableness of the Company's decision to not continue to participate in the Four Corners coal-fired generating Units 4 and 5 after July 2016. It is expected that issues related to the final coal mine closing and reclamation costs will be addressed in that proceeding as well as other issues related to post-participation events such as the asset retirement obligations of the Company related to those two units.
Montana Power Station Approvals. The Company has received a Certificate of Convenience and Necessity ("CCN") from the PUCT to construct four natural gas fired generating units at the Montana Power Station ("the MPS") in El Paso County, Texas. The Company also obtained air permits from the Texas Commission on Environmental Quality ("TCEQ") and the U.S. Environmental Protection Agency ("EPA").
The PUCT has issued final orders approving CCNs for the MPS to Caliente transmission line, MPS In & Out transmission line and the MPS to Montwood transmission line. These transmission lines will connect MPS to the Company’s transmission system for delivery of electricity throughout its service territory. MPS Units 1 and 2 and the MPS to Caliente and MPS In & Out transmission lines became operational in March 2015.
Solar Generation CCN Filing. On April 20, 2015, the Company filed a petition with the PUCT requesting CCN authorization to construct a new 20 megawatt solar-powered generation facility to be located on Fort Bliss in the Company's service territory in Texas. The new facility will be a system resource. The Company has requested a PUCT final order by November 30, 2015 so that the project can be completed before December 31, 2016 to maximize potential tax benefits. This case was assigned PUCT Docket No. 44637. No procedural schedule has yet been issued.
Other Required Approvals. The Company has obtained other required approvals for recovery of fuel costs through fixed fuel factors, other tariffs and approvals as required by the Public Utility Regulatory Act (the "PURA") and the PUCT.
New Mexico Regulatory Matters
2009 New Mexico Stipulation. On December 10, 2009, the NMPRC issued a final order conditionally approving the stipulated rates in NMPRC Case No. 09-00171-UT. The stipulated rates went into effect with January 2010 bills. The stipulated rates provide for an Efficient Use of Energy Factor Rate Rider to recover energy efficiency expenditures which are updated annually for adjustment to the recovery factors.
Fuel and Purchased Power Costs. Fuel and purchased power costs are recovered through base rates and a Fuel and Purchased Power Cost Adjustment Clause (the "FPPCAC") that accounts for changes in the costs of fuel included in base rates. On January 8, 2014, the NMPRC approved the continuation of the FPPCAC without modification in NMPRC Case No. 13-00380-UT. Fuel and purchased power costs are reconciled to actual costs on a monthly basis and recovered or refunded to customers the second succeeding month. The Company recovers costs related to Palo Verde Unit 3 capacity and energy in New Mexico through the FPPCAC as purchased power using a proxy market price approved in the 2014 FPPCAC continuation.
Montana Power Station Approvals. The Company has received a CCN from the NMPRC to construct four units at the MPS and associated transmission lines. The Company also obtained all necessary air permits from the TCEQ and EPA. A final order in NMPRC Case No. 13-00297-UT approving the CCN for MPS Units 3 and 4 was issued on June 11, 2014. MPS Units 1 and 2 and the MPS to Caliente and MPS In & Out transmission lines became operational in March 2015.
Solar Generation CCN Filing. On April 20, 2015, the Company filed a petition with the NMPRC requesting CCN authorization to construct a new 20 megawatt solar-powered generation facility to be located on Fort Bliss in the Company's service territory in Texas. The new facility will be a system resource. The Company has requested a NMPRC final order by November 30, 2015 so that the project can be completed before December 31, 2016 to maximize potential tax benefits. This case was assigned NMPRC Case No. 15-00099-UT. No procedural schedule has yet been issued.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Other Required Approvals. The Company has obtained other required approvals for other tariffs, securities transactions, long-term resource plans, recovery of energy efficiency costs through a base rate rider and other approvals as required by the NMPRC.
Federal Regulatory Matters
Public Service Company of New Mexico's ("PNM") Transmission Rate Case. On December 31, 2012, PNM filed with FERC to change its method of transmission rate recovery for its transmission delivery services from stated rates to formula rates. The Company takes transmission service from PNM and is among the PNM transmission customers affected by PNM's shift to formula rates. On March 1, 2013, the FERC issued an order rejecting in part PNM's filing, and establishing settlement judge and hearing procedures. On March 20, 2015, PNM filed with FERC a settlement agreement and offer of settlement resolving all issues set for hearing in the proceeding. The Company cannot predict the outcome of the case at this time.
Other Required Approvals. The Company has obtained required approvals for rates and tariffs, securities transactions and other approvals as required by the FERC.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

D. Palo Verde
Spent Nuclear Fuel and Waste Disposal
Pursuant to the Nuclear Waste Policy Act of 1982, as amended in 1987 (the "NWPA"), the DOE is legally obligated to accept and dispose of all spent nuclear fuel and other high-level radioactive waste generated by all domestic power reactors by 1998. The DOE's obligations are reflected in a contract for Disposal of Spent Nuclear Fuel and/or High-Level Radioactive Waste (the "Standard Contract") with each nuclear power plant. The DOE failed to begin accepting spent nuclear fuel by 1998. On December 19, 2012, Arizona Public Service Company ("APS"), acting on behalf of itself and the participant owners of Palo Verde, filed a second breach of contract lawsuit against the DOE. This lawsuit sought to recover damages incurred due to the DOE's failure to accept Palo Verde's spent nuclear fuel for the period beginning January 1, 2007 through June 30, 2011. On August 18, 2014, APS and the DOE entered into a settlement agreement, stipulating to a dismissal of the lawsuit and payment of $57.4 million by the DOE to the Palo Verde owners for certain specified costs incurred by Palo Verde during the period January 1, 2007 through June 30, 2011. On October 8, 2014, the Company received approximately $9.1 million, representing its share of the award. The majority of the award was credited to customers through the applicable fuel adjustment clauses. On October 31, 2014, APS acting on behalf of itself and the participant owners of Palo Verde, submitted to the government an additional request for reimbursement of spent nuclear fuel storage costs for the period July 1, 2011 through June 30, 2014. The accepted claim amount was $42.0 million. The Company’s share of the award is $6.6 million which is recorded as an accounts receivable as of March 31, 2015. The majority of the award was credited to customers through the applicable fuel adjustment clauses in March 2015. The reimbursement is anticipated to be received in the second quarter of 2015.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

E. Common Stock
Dividends. The Company paid $11.3 million and $10.7 million in quarterly cash dividends during the three months ended March 31, 2015 and 2014, respectively. The Company paid a total of $45.2 million and $42.7 million in quarterly cash dividends during the twelve months ended March 31, 2015 and 2014 , respectively.

Basic and Diluted Earnings Per Share. The basic and diluted earnings per share are presented below (in thousands except for share data):
	Three Months Ended March 31,		Twelve Months Ended March 31,
	2015	2014	2015	2014
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	40,243,199	40,149,083	40,214,198	40,132,106
Dilutive effect of unvested performance awards	23,475	—	26,595	12,053
Diluted number of common shares outstanding	40,266,674	40,149,083	40,240,793	40,144,159
Basic net income per common share:
Net income	$3,458	$4,615	$90,271	$85,564
Income allocated to participating restricted stock	(33)	(36)	(289)	(260)
Net income available to common shareholders	$3,425	$4,579	$89,982	$85,304
Diluted net income per common share:
Net income	$3,458	$4,615	$90,271	$85,564
Income reallocated to participating restricted stock	(33)	(36)	(289)	(260)
Net income available to common shareholders	$3,425	$4,579	$89,982	$85,304
Basic net income per common share:
Distributed earnings	$0.28	$0.265	$1.12	$1.06
Undistributed earnings	(0.19)	(0.155)	1.12	1.07
Basic net income per common share	$0.09	$0.110	$2.24	$2.13
Diluted net income per common share:
Distributed earnings	$0.28	$0.265	$1.12	$1.06
Undistributed earnings	(0.19)	(0.155)	1.12	1.06
Diluted net income per common share	$0.09	$0.110	$2.24	$2.12

The amount of restricted stock awards and performance shares at 100% performance level excluded from the calculation of the diluted number of common shares outstanding because their effect was antidilutive is presented below:

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Restricted stock awards	68,195	79,413	57,651	57,017
Performance shares (a)	59,898	128,508	42,506	90,384

(a)	Certain performance shares were excluded from the computation of diluted earnings per share as no payouts would have been required based upon performance at the end of each corresponding period.

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
For the three months ended March 31, 2015 and 2014, the Company’s effective tax rate was 22.2% and 24.2%, respectively. For the twelve months ended March 31, 2015 and 2014, the Company's effective tax rate was 31.0% and 32.8%, respectively. The Company's effective tax rate for the three months ended March 31, 2015 differs from the federal statutory tax rate of 35.0% primarily due due to capital gains in the decommissioning trusts realized in the first quarter of 2015, which are taxed at a federal rate of 20.0% and the allowance for equity funds used during construction (“AEFUDC”). The Company’s effective tax rate for the twelve months ended March 31, 2015 differs from the federal statutory tax rate of 35.0% primarily due to AEFUDC, capital gains in the decommissioning trust which are taxed at a federal tax rate of 20.0% and state income taxes.
G. Commitments, Contingencies and Uncertainties
For a full discussion of commitments and contingencies, see Note K of Notes to Financial Statements in the 2014 Annual Report on Form 10-K. In addition, see Notes C and D above and Notes C and E of Notes to Financial Statements in the 2014 Annual Report on Form 10-K regarding matters related to wholesale power sales contracts and transmission contracts subject to regulation and Palo Verde, including decommissioning, spent nuclear fuel and waste disposal, and liability and insurance matters.
Power Purchase and Sale Contracts
To supplement its own generation and operating reserves, and to meet required renewable portfolio standards, the Company engages in firm power purchase arrangements which may vary in duration and amount based on evaluation of the Company’s resource needs, the economics of the transactions, and specific renewable portfolio requirements. For a full discussion of power purchase and sale contracts that the Company has entered into with various counterparties, see Note K of Notes to Financial Statements in the 2014 Form 10-K.
Environmental Matters
General. The Company is subject to extensive laws, regulations and permit requirements with respect to air and greenhouse gas emissions, water discharges, soil and water quality, waste management and disposal, natural resources and other environmental matters by federal, state, regional, tribal and local authorities. Failure to comply with such laws, regulations and requirements can result in actions by authorities or other third parties that might seek to impose on the Company administrative, civil and/or criminal penalties or other sanctions. In addition, releases of pollutants or contaminants into the environment can result in costly cleanup liabilities. These laws, regulations and requirements are subject to change through modification or reinterpretation, or the introduction of new laws and regulations and, as a result, the Company may face additional capital and operating costs to comply. For a full discussion of certain key environmental issues, laws and regulations facing the Company see Note K of Notes to Financial Statements in the 2014 Form 10-K.
Clean Air Interstate Rule/Cross State Air Pollution Rule. The EPA promulgated the Cross-State Air Pollution Rule ("CSAPR") in August 2011, which rule involves requirements to limit emissions of nitrogen oxides ("NOx") and sulfur dioxide ("SO2") from certain of the Company's power plants in Texas and/or purchase allowances representing other parties' emissions reductions. CSAPR was intended to replace the EPA's 2005 Clean Air Interstate Rule ("CAIR"). While the U.S. Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") vacated CSAPR in August 2012 and allowed CAIR to stand until the EPA issued a proper replacement, on April 29, 2014, the U.S. Supreme Court reversed and upheld CSAPR, remanding certain portions of CSAPR to the D.C. Circuit for further consideration. On June 26, 2014, the EPA filed a motion asking the D.C. Circuit to lift its stay on CSAPR. On October 23, 2014, the D.C Circuit lifted its stay of CSAPR, and while we are unable to determine the full impact of the reinstatement of CSAPR until the D.C. Circuit and the EPA take further action, the Company believes it is currently positioned to comply with CSAPR.
National Ambient Air Quality Standards. Under the CAA, the EPA sets National Ambient Air Quality Standards ("NAAQS") for six criteria pollutants considered harmful to public health and the environment, including PM, NOx, carbon monoxide ("CO"),

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

ozone and SO2. NAAQS must be reviewed by the EPA at five-year intervals. In 2010, the EPA tightened the NAAQS for both NOx and SO2. The EPA is considering a 1-hour secondary NAAQS for NOx and SO2. In January 2013, the EPA tightened the NAAQS for fine PM. On November 26, 2014, the EPA announced a proposal to tighten the 2008 primary and secondary ground-level ozone NAAQS. Ozone is the main component of smog. While not directly emitted into the air, it forms from precursors, including NOx and volatile organic compounds, in combination with sunlight. EPA proposes to tighten the current 8-hour primary (health-based) standard of 75 parts per billion ("ppb") to a level within its preferred range of 65 to 70 ppb, while also taking comment on a potential standard as low as 60 ppb and on retaining the current standard. The EPA is expected to issue a final rule by November 2015 and make attainment/nonattainment designations for any revised standards by November 2017. The Company continues to evaluate what impact these final and proposed NAAQS could have on its operations. If the Company is required to install additional equipment to control emissions at its facilities, the revised NAAQS could have a material impact on its operations and financial results.
Other Laws and Regulations and Risks. The Company has entered into an agreement to sell its interest in Four Corners Generating Station ("Four Corners") to APS at the expiration of the 50-year participation agreement in July 2016. The Company believes that it has better economic and cleaner alternatives for serving the energy needs of its customers than coal-fired generation, which is subject to extensive regulation and litigation. By ceasing its participation in Four Corners, the Company will avoid the significant cost required to install expensive pollution control equipment in order to continue operation of the plant as well as the risks of water availability that might adversely affect the amount of power available, or the price thereof, from Four Corners in the future. The closing of the transaction is subject to the receipt of regulatory approvals.
In 2012, several environmental groups filed a lawsuit in federal district court against the Office of Surface Mining Reclamation and Enforcement (“OSM”) of the U.S. Department of the Interior challenging OSM’s 2012 approval of a permit revision which allowed for the expansion of mining operations into a new area of the mine that serves Four Corners (“Area IV North”). In April 2015, the court issued an order invalidating the permit revision, thereby prohibiting mining in Area IV North until OSM takes action to cure the defect in its permitting process identified by the court. Navajo Transitional Energy Company, the owner of the mine and supplier of coal to Four Corners, has indicated that it does not anticipate any near-term interruption of coal supply to the plant as a result of the suspension of mining in Area IV North. The Company cannot predict the time period that will be required for OSM’s further permitting process to be completed or whether the outcome of the process will be sufficient to allow the permit to be reinstated.
Climate Change. The U.S. federal government has either considered, proposed and/or finalized legislation or regulations limiting GHG emissions, including carbon dioxide. In particular, the U.S. Congress has considered legislation to restrict or regulate GHG emissions. In the past few years, the EPA began using the CAA to regulate carbon dioxide and other GHG emissions, such as the 2009 GHG Reporting Rule and the EPA's sulfur hexafluoride ("SF6") reporting rule, both of which apply to the Company, as well as the EPA's 2010 actions to impose permitting requirements on new and modified sources of GHG emissions. After announcing his plan to address climate change in 2013, the President directed the EPA to issue proposals for GHG rulemaking addressing power plants. In January 2014, the EPA published a proposal to establish new source performance standards limiting carbon dioxide emissions from new electric generating units, and in June 2014, a proposal to create carbon dioxide standards for existing and modified/reconstructed power plants. The Company participated in the associated proposed rulemaking comment periods. On January 7, 2015, EPA announced it plans to issue final rules for new, existing and modified/reconstructed power plants by this summer. Given the very significant remaining uncertainties regarding these EPA rules, the Company believes it is impossible to meaningfully quantify the costs of these potential requirements at present.
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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Earthjustice filed a lawsuit in the United States District Court for New Mexico on October 4, 2011 for alleged violations of the Prevention of Significant Deterioration ("PSD") provisions of the CAA related to Four Corners. On January 6, 2012, Earthjustice filed a First Amended Complaint adding claims for violations of the CAA's New Source Performance Standards ("NSPS") program. Among other things, the plaintiffs seek to have the court enjoin operations at Four Corners until APS applies for and obtains any required PSD permits and complies with the referenced NSPS program. The plaintiffs further request the court to order the payment of civil penalties, including a beneficial mitigation project. On April 2, 2012, APS and the other Four Corners participants filed motions to dismiss with the court. The case is being held in abeyance while the parties seek to negotiate a settlement. On March 30, 2013, upon joint motion of the parties, the court issued an order deeming the motions to dismiss withdrawn without prejudice during pendency of the stay. At such time as the stay is lifted, APS, the Company and the other Four Corners participants may reinstate the motions to dismiss. Settlement discussions are on-going. The Company does not expect the outcome of this matter to have a material impact on its financial position, results of operations or cash flows.
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
See Notes C and G above and Notes C and K of the Notes to Financial Statements in the 2014 Form 10-K for discussion of the effects of government legislation and regulation on the Company.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

I. Employee Benefits
Retirement Plans
The net periodic benefit cost recognized for the three and twelve months ended March 31, 2015 and 2014 is made up of the components listed below as determined using the projected unit credit actuarial cost method (in thousands):

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Components of net periodic benefit cost:
Service cost	$2,100	$2,173	$8,514	$9,100
Interest cost	3,625	3,870	14,797	14,084
Expected return on plan assets	(4,947)	(4,680)	(18,966)	(17,513)
Amortization of:
Net loss	2,750	1,773	9,830	10,196
Prior service benefit	(888)	(259)	(3,535)	(187)
Net periodic benefit cost	$2,640	$2,877	$10,640	$15,680
During the three months ended March 31, 2015, the Company contributed $2.8 million of its projected $11.1 million 2015 annual contribution to its retirement plans.
Other Postretirement Benefits
The net periodic benefit cost recognized for the three and twelve months ended March 31, 2015 and 2014 is made up of the components listed below (in thousands):

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Components of net periodic benefit cost:
Service cost	$875	$700	$3,020	$3,443
Interest cost	1,025	1,125	4,363	4,906
Expected return on plan assets	(525)	(525)	(2,116)	(2,001)
Amortization of:
Prior service benefit	(775)	(1,200)	(4,328)	(5,432)
Net gain	(500)	(650)	(2,521)	(1,276)
Net periodic benefit cost (benefit)	$100	$(550)	$(1,582)	$(360)
The Company has not contributed to its other postretirement benefits plan during the three months ended March 31, 2015 and does not expect to contribute to its other postretirement benefit plan in 2015.
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
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Long-Term Debt and Short-Term Borrowings Under the RCF. The fair values of the Company's long-term debt and short-term borrowings under the RCF are based on estimated market prices for similar issues and are presented below (in thousands):

	March 31, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Pollution Control Bonds	$193,135	$212,948	$193,135	$213,083
Senior Notes	846,070	1,010,568	846,044	968,728
RGRT Senior Notes (1)	110,000	118,070	110,000	117,215
RCF (1)	58,345	58,345	14,532	14,532
Total	$1,207,550	$1,399,931	$1,163,711	$1,313,558
_______________

(1)
Nuclear fuel financing as of March 31, 2015 and December 31, 2014 is funded through the $110 million RGRT Senior Notes and $17.3 million and $14.5 million, respectively under the RCF. As of March 31, 2015, $41.0 million was outstanding under the RCF for working capital or general corporate purposes. As of December 31, 2014, no amount was outstanding under the RCF for working capital or general corporate purposes. The interest rate on the Company's borrowings under the RCF is reset throughout the quarter reflecting current market rates. Consequently, the carrying value approximates fair value.

Marketable Securities. The Company's marketable securities, included in decommissioning trust funds in the balance sheets, are reported at fair value which was $237.6 million and $234.3 million at March 31, 2015 and December 31, 2014, respectively. These securities are classified as available for sale under FASB guidance for certain investments in debt and equity securities and are valued using prices and other relevant information generated by market transactions involving identical or comparable securities. The reported fair values include gross unrealized losses on marketable securities whose impairment the Company has deemed to be temporary. The tables below present the gross unrealized losses and the fair value of these securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	March 31, 2015
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities (1):
Federal Agency Mortgage Backed Securities	$—	$—	$2,362	$(32)	$2,362	$(32)
U.S. Government Bonds	—	—	17,868	(453)	17,868	(453)
Municipal Obligations	9,265	(126)	8,807	(465)	18,072	(591)
Corporate Obligations	2,833	(66)	2,508	(103)	5,341	(169)
Total Debt Securities	12,098	(192)	31,545	(1,053)	43,643	(1,245)
Common Stock	3,414	(139)	—	—	3,414	(139)
Total Temporarily Impaired Securities	$15,512	$(331)	$31,545	$(1,053)	$47,057	$(1,384)

_________________

(1)	Includes 108 securities.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2014
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities (2):
Federal Agency Mortgage Backed Securities	$—	$—	$2,383	$(57)	$2,383	$(57)
U.S. Government Bonds	1,552	(2)	20,060	(573)	21,612	(575)
Municipal Obligations	6,433	(65)	8,570	(410)	15,003	(475)
Corporate Obligations	2,455	(24)	2,461	(111)	4,916	(135)
Total Debt Securities	10,440	(91)	33,474	(1,151)	43,914	(1,242)
Common Stock	1,475	(229)	—	—	1,475	(229)
Common Collective Trust-Equity Funds	22,736	(821)	—	—	22,736	(821)
Total Temporarily Impaired Securities	$34,651	$(1,141)	$33,474	$(1,151)	$68,125	$(2,292)

_________________

(2)	Includes 106 securities.
The Company monitors the length of time the security trades below its cost basis along with the amount and percentage of the unrealized loss in determining if a decline in fair value of marketable securities below recorded cost is considered to be other than temporary. In addition, the Company will research the future prospects of individual securities as necessary. As a result of these factors, as well as the Company's intent and ability to hold these securities until their market price recovers, these securities are considered temporarily impaired. The Company does not anticipate expending monies held in trust before 2044 or a later period when the Company is expected or is scheduled to decommission Palo Verde.
The reported fair values also include gross unrealized gains on marketable securities which have not been recognized in the Company's net income. The table below presents the unrecognized gross unrealized gains and the fair value of these securities, aggregated by investment category (in thousands):

	March 31, 2015		December 31, 2014
	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains
Description of Securities:
Federal Agency Mortgage Backed Securities	$18,270	$770	$15,388	$665
U.S. Government Bonds	24,984	630	20,016	567
Municipal Obligations	11,594	543	11,642	595
Corporate Obligations	15,662	1,038	13,762	850
Total Debt Securities	70,510	2,981	60,808	2,677
Common Stock	90,331	43,886	99,160	48,253
Common Collective Trust-Equity Funds	23,760	745	—	—
Cash and Cash Equivalents	5,961	—	6,193	—
Total	$190,562	$47,612	$166,161	$50,930

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The Company's marketable securities include investments in municipal, corporate and federal debt obligations. Substantially all of the Company's mortgage-backed securities, based on contractual maturity, are due in ten years or more. The mortgage-backed securities have an estimated weighted average maturity which generally range from two years to six years and reflects anticipated future prepayments. The contractual year for maturity of these available-for-sale securities as of March 31, 2015 is as follows (in thousands):

	Total	2015	2016 through 2019	2020 through 2024	2025 and Beyond
Municipal Debt Obligations	$29,666	$837	$11,093	$12,963	$4,773
Corporate Debt Obligations	21,003	713	5,849	7,748	6,693
U.S. Government Bonds	42,852	3,051	17,549	14,638	7,614
The Company recognizes impairment losses on certain of its securities deemed to be other than temporary. In accordance with FASB guidance, these impairment losses are recognized in net income, and a lower cost basis is established for these securities. The Company did not recognize other than temporary impairment losses on its available-for-sale securities in the three and twelve month periods ending March 31, 2015 and 2014, respectively.
The Company's marketable securities in its decommissioning trust funds are sold from time to time and the Company uses the specific identification basis to determine the amount to reclassify out of accumulated other comprehensive income and into net income. The proceeds from the sale of these securities and the related effects on pre-tax income are as follows (in thousands):

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Proceeds from sales or maturities of available-for-sale securities	$24,642	$28,827	$104,126	$74,067
Gross realized gains included in pre-tax income	$3,782	$3,014	$8,626	$3,961
Gross realized losses included in pre-tax income	(37)	(149)	(396)	(385)
Net gains in pre-tax income	$3,745	$2,865	$8,230	$3,576
Net unrealized holding gains included in accumulated other comprehensive income	$1,014	$998	$10,843	$11,904
Net gains reclassified out of accumulated other comprehensive income	(3,745)	(2,865)	(8,230)	(3,576)
Net gains (losses) in other comprehensive income	$(2,731)	$(1,867)	$2,613	$8,328
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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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
During the first quarter of 2014, the Company sold its nuclear decommissioning trust investments in equity mutual funds, classified as Level 1, and invested those assets in common collective trusts which are classified as Level 2. The fair value of the Company's decommissioning trust funds and investment in debt securities, at March 31, 2015 and December 31, 2014, and the level within the three levels of the fair value hierarchy defined by FASB guidance are presented in the table below (in thousands):

Description of Securities	Fair Value as of March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading Securities:
Investments in Debt Securities	$1,625	$—	$—	$1,625
Available for sale:
U.S. Government Bonds	$42,852	$42,852	$—	$—
Federal Agency Mortgage Backed Securities	20,632	—	20,632	—
Municipal Obligations	29,666	—	29,666	—
Corporate Obligations	21,003	—	21,003	—
Subtotal, Debt Securities	114,153	42,852	71,301	—
Common Stock	93,745	93,745	—	—
Common Collective Trust-Equity Funds	23,760	—	23,760	—
Cash and Cash Equivalents	5,961	5,961	—	—
Total available for sale	$237,619	$142,558	$95,061	$—

Description of Securities	Fair Value as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading Securities:
Investments in Debt Securities	$1,653	$—	$—	$1,653
Available for sale:
U.S. Government Bonds	$41,628	$41,628	$—	$—
Federal Agency Mortgage Backed Securities	17,771	—	17,771	—
Municipal Obligations	26,645	—	26,645	—
Corporate Obligations	18,678	—	18,678	—
Subtotal, Debt Securities	104,722	41,628	63,094	—
Common Stock	100,635	100,635	—	—
Common Collective Trust-Equity Funds	22,736	—	22,736	—
Cash and Cash Equivalents	6,193	6,193	—	—
Total available for sale	$234,286	$148,456	$85,830	$—

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

There were no transfers in or out of Level 1 and Level 2 fair value measurements categories due to changes in observable inputs during the three and twelve month periods ending March 31, 2015 and 2014. There were no purchases, sales, issuances, and settlements related to the assets in the Level 3 fair value measurement category during the three and twelve months ended March 31, 2015 and 2014.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
El Paso Electric Company:

We have reviewed the balance sheet of El Paso Electric Company (Company) as of March 31, 2015, the related statements of operations, and comprehensive operations, for the three-month and twelve-month periods ended March 31, 2015 and 2014, and the related statements of cash flows for the three-month periods ended March 31, 2015 and 2014. These financial statements are the responsibility of the Company's management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the balance sheet of El Paso Electric Company as of December 31, 2014, and the related statements of operations, comprehensive operations, changes in common stock equity, and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2015, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2014 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ KPMG LLP
Kansas City, Missouri
May 7, 2015

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this Item 2 updates, and should be read in conjunction with, the information set forth in Part II, Item 7 of our 2014 Annual Report on Form 10-K.

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

25

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
These lists are not all-inclusive because it is not possible to predict all factors. A discussion of some of these factors is included in the 2014 Annual Report on Form 10-K under the headings “Risk Factors” and “Management's Discussion and Analysis” “-Summary of Critical Accounting Policies and Estimates” and “-Liquidity and Capital Resources.” This report should be read in its entirety. No one section of this report deals with all aspects of the subject matter. Any forward-looking statement speaks only as of the date such statement was made, and we are not obligated to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made, except as required by applicable laws or regulations.

Summary of Critical Accounting Policies and Estimates
The preparation of our financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes for the periods presented and actual results could differ in future periods from those estimates. Critical accounting policies and estimates are both important to the portrayal of our financial condition and results of operations and require complex, subjective judgments and are more fully described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Annual Report on Form 10-K.

Summary
The following is an overview of our results of operations for the three and twelve month periods ended March 31, 2015 and 2014. Net income and basic earnings per share for the three and twelve month periods ended March 31, 2015 and 2014 are shown below:

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Net income (in thousands)	$3,458	$4,615	$90,271	$85,564
Basic earnings per share	0.09	0.11	2.24	2.13

The following table and accompanying explanations show the primary factors affecting the after-tax change in net income between the 2015 and 2014 periods presented (in thousands):

	Three Months Ended	Twelve Months Ended
March 31, 2014 net income	$4,615	$85,564
Change in (net of tax):
Increased interest on long-term debt (a)	(1,237)	(1,504)
Increased (decreased) non-base revenue, net of energy expense (b)	(1,223)	2,078
Decreased miscellaneous income and deductions (c)	(915)	(243)
Increased depreciation and amortization (d)	(648)	(2,283)
Increased Palo Verde operations and maintenance expense (e)	(320)	(2,557)
Increased operations and maintenance at fossil fuel generating plants (f)	(71)	(1,123)
Increased allowance for funds used during construction (g)	1,978	7,852
Increased investment and interest income (h)	790	3,690
Decreased (increased) taxes other than income taxes (i)	782	(792)
Increased retail non-fuel base revenues (j)	466	49
Other	(759)	(460)
March 31, 2015 net income	$3,458	$90,271

______________

(a)
Interest on long-term debt increased for the three and twelve month periods ended March 31, 2015 compared to the same periods last year due to interest on the $150 million of 5.00% senior notes issued in December 2014.

(b)
Non-base revenues, net of energy expenses decreased for the three months ended March 31, 2015 compared to the same period last year primarily due to decreased deregulated Palo Verde Unit 3 revenues reflecting a 35% decrease in proxy market power prices due to a decline in the price of natural gas. Non-base revenues, net of energy expenses increased for the twelve months ended March 31, 2015 compared to the same period last year due to: (i) recognition of $2.2 million in Palo Verde performance rewards associated with the 2009 to 2012 performance periods, net of disallowed fuel and purchased power costs related to the resolution of the Texas fuel reconciliation proceeding designated as PUCT Docket No. 41852; (ii) a $2.0 million Texas Energy Efficiency bonus awarded in the fourth quarter of 2014; and (iii) an increase of $0.9 million in deregulated Palo Verde Unit 3 revenues. This increase was partially offset by a decrease of $1.8 million in transmission wheeling revenues.

(c)
Miscellaneous income and deductions decreased for the three months ended March 31, 2015 compared to the same period last year primarily due to the sale of land in the first quarter of 2014 with no comparable transaction in the current period.

(d)	Depreciation and amortization increased for the three and twelve month periods ended March 31, 2015, compared to the same periods last year primarily due to an increase in depreciable plant.

(e)
Palo Verde operations and maintenance expense increased for the twelve months ended March 31, 2014 compared to the same period last year primarily due to increased payroll including incentive compensation and the timing of costs associated with the 2015 spring outage.

(f)
Operations and maintenance at our fossil fuel generating plants increased for the twelve months ended March 31, 2015 compared to the same period last year primarily due to increased payroll related costs.

(g)
Allowance for funds used during construction ("AFUDC") increased in the three and twelve months ended March 31, 2015 compared to the same periods last year primarily due to higher average balances of construction work in progress for most of these periods. These higher balances included MPS Units 1 and 2 which became operational in March 2015.

(h)
Investment and interest income increased for the three and twelve month periods ended March 31, 2015, compared to the same periods last year, primarily due to gains on the sale of equity investments in our Palo Verde decommissioning trust funds.

(i)
Taxes other than income taxes decreased for the three months ended March 31, 2015, compared to the same period last year, primarily due to an adjustment for Arizona property tax during the first quarter of 2014 with no comparable adjustment in the current period. Taxes other than income taxes increased for the twelve months ended March 31, 2015 compared to the same period in the prior year primarily due to an increase in payroll taxes, and an increase in revenue - related taxes due to an increase in billed revenues.

(j)
Retail non-fuel base revenues increased for the three months ended March 31, 2015 compared to the same period last year primarily due to increased revenues from our residential customers reflecting colder winter weather in 2015 compared to mild winter weather in 2014 and an increase in the average number of customers served. Retail non-fuel base revenues exclude fuel recovered through New Mexico base rates. For a complete discussion of non-fuel base revenues, see page 29.

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
Weather significantly impacts our residential, small commercial and industrial customers, and to a lesser extent, our sales to public authorities. Heating and cooling degree days can be used to evaluate the effect of weather on energy use. For each degree the average outdoor temperature varies from a standard of 65 degrees Fahrenheit, a degree day is recorded. For the three and twelve months ended March 31, 2015, retail non-fuel base revenues were positively impacted by colder winter weather when compared to the mild winter weather in 2014. Heating degree days in the first quarter of 2015 increased 20.4% when compared to the same period in 2014 but were 2.3% below than the 10-year average. For the twelve months ended March 31, 2015, heating degree days increased 2.4%, when compared to the same period last year, and were 4.0% below the 10-year average. Cooling degree days for the three and twelve month periods ended March 31, 2015 were relatively unchanged when compared to the same periods last year and the related 10-year averages. The table below shows heating and cooling degree days compared to a 10-year average.

	Three Months Ended			Twelve Months Ended
	March 31,			March 31,
			10-Year			10-Year
	2015	2014	Average	2015	2014	Average*
Heating degree days	1,153	958	1,180	2,095	2,046	2,182
Cooling degree days	34	25	29	2,680	2,687	2,667
______________
* Calendar year basis.
Customer growth is a key driver of the growth of retail sales. The average number of retail customers grew 1.4% for both the three and twelve month periods ended March 31, 2015 when compared to the same periods last year. See the tables presented on pages 31 and 32 which provide detail on the average number of retail customers and the related revenues and kWh sales.
Retail non-fuel base revenues. Retail non-fuel base revenues increased $0.7 million, or 0.7% for the three months ended March 31, 2015, when compared to the same period last year. The increase reflects a $1.3 million increase from sales to residential customers. KWh sales to residential customers increased by 3.4% reflecting colder winter weather in 2015 compared to mild winter weather in 2014 and a 1.3% increase in the average number of residential customers served. The increase in retail non-fuel base revenues was partially offset by a decrease of $0.4 million from sales to public authorities. Retail non-fuel base revenues to small commercial and industrial customers and large commercial and industrial customers decreased 0.5% and 0.9% in the first quarter of 2015 compared to the same quarter in 2014.
Retail non-fuel base revenues increased slightly for the twelve months ended March 31, 2015, when compared to the same period last year. Retail non-fuel base revenues from sales to residential customers increased by $3.1 million due to a 1.3% increase in kWh sales reflecting a 1.3% increase in the average number of residential customers served. Retail non-fuel base revenues from sales to small commercial and industrial customers increased $1.3 million when compared to the same period in 2014 due to a 2.0% increase in the average number of small commercial and industrial customers served. Retail non-fuel base revenues from sales to public authorities decreased $3.5 million which reflects increased use of an interruptible rate at a military installation in our service territory, as well as other energy savings from energy conservation and efficiency programs and use of solar distributed generation at military installations. Retail non-fuel base revenues from sales to large commercial and industrial customers decreased $0.9 million.
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
In the three and twelve months ended March 31, 2015, we over-recovered our fuel costs by $15.7 million and $10.6 million, respectively. In May 2014, we implemented a 6.9% increase in our fixed fuel factor in Texas which was based upon a formula that reflects increases in prices for natural gas. In July 2014, the PUCT approved a settlement in the Texas fuel reconciliation proceeding designated as PUCT Docket No. 41852 and financial implications of the settlement were recorded in the second quarter of 2014 increasing fuel revenues by $2.2 million. In September 2014 and March 2015 , $7.9 million and $5.8 million, respectively, were credited to customers through the applicable fuel adjustment clauses as the result of a reimbursement from the United States DOE related to spent nuclear fuel storage. At March 31, 2015, we had a net fuel over-recovery balance of $6.4 million, including $3.6 million in Texas, $2.7 million in New Mexico, and $0.1 million for our FERC regulated customer.
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
Off-system sales revenues decreased $11.9 million, or 40.9% for the three months ended March 31, 2015, when compared to the same period last year, as a result of lower average market prices for power and a 1.9% decrease in kWh sales. Retained margins from off-system sales decreased $0.4 million, or 55.6% for the three months ended March 31, 2015, compared to the same period last year. Off-system sales revenues decreased $5.0 million, or 5.5% for the twelve months ended March 31, 2015, when compared to the same period last year, as a result of lower average market prices for power, partially offset by a 4.1% increase in kWh sales. Retained margins from off-system sales decreased $0.2 million for the twelve months ended March 31, 2015, compared to the same period last year.

Comparisons of kWh sales and operating revenues are shown below (in thousands):
			Increase (Decrease)
Quarter Ended March 31:	2015	2014	Amount	Percent
kWh sales:
Retail:
Residential	561,653	543,030	18,623	3.4%
Commercial and industrial, small	490,066	493,919	(3,853)	(0.8)
Commercial and industrial, large	253,120	226,552	26,568	11.7
Sales to public authorities	343,093	343,028	65	—
Total retail sales	1,647,932	1,606,529	41,403	2.6
Wholesale:
Sales for resale	11,945	12,392	(447)	(3.6)
Off-system sales	683,529	697,014	(13,485)	(1.9)
Total wholesale sales	695,474	709,406	(13,932)	(2.0)
Total kWh sales	2,343,406	2,315,935	27,471	1.2
Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$46,940	$45,594	$1,346	3.0%
Commercial and industrial, small	31,970	32,121	(151)	(0.5)
Commercial and industrial, large	8,249	8,328	(79)	(0.9)
Sales to public authorities	17,258	17,656	(398)	(2.3)
Total retail non-fuel base revenues	104,417	103,699	718	0.7
Wholesale:
Sales for resale	440	448	(8)	(1.8)
Total non-fuel base revenues	104,857	104,147	710	0.7
Fuel revenues:
Recovered from customers during the period	34,422	31,173	3,249	10.4
Over collection of fuel (1)	(15,687)	(2,010)	(13,677)	—
New Mexico fuel in base rates	16,113	16,095	18	0.1
Total fuel revenues (2)	34,848	45,258	(10,410)	(23.0)
Off-system sales:
Fuel cost	12,865	21,463	(8,598)	(40.1)
Shared margins	3,936	6,744	(2,808)	(41.6)
Retained margins	356	802	(446)	(55.6)
Total off-system sales	17,157	29,009	(11,852)	(40.9)
Other (3)	6,884	7,102	(218)	(3.1)
Total operating revenues	$163,746	$185,516	$(21,770)	(11.7)
Average number of retail customers (4):
Residential	354,758	350,334	4,424	1.3%
Commercial and industrial, small	40,040	39,218	822	2.1
Commercial and industrial, large	49	49	—	—
Sales to public authorities	5,216	5,047	169	3.3
Total	400,063	394,648	5,415	1.4
____________

(1)	2015 includes a DOE refund related to spent fuel storage of $5.8 million.

(2)	Includes deregulated Palo Verde Unit 3 revenues for the New Mexico jurisdiction of $3.1 million and $4.4 million, respectively.

(3)	Represents revenues with no related kWh sales.

(4)	The number of retail customers presented is based on the number of service locations.

Comparisons of kWh sales and operating revenues are shown below (in thousands):
			Increase (Decrease)
Twelve Months Ended March 31:	2015	2014	Amount	Percent
kWh sales:
Retail:
Residential	2,659,158	2,623,786	35,372	1.3%
Commercial and industrial, small	2,353,993	2,341,363	12,630	0.5
Commercial and industrial, large	1,091,043	1,077,346	13,697	1.3
Sales to public authorities	1,562,849	1,606,551	(43,702)	(2.7)
Total retail sales	7,667,043	7,649,046	17,997	0.2
Wholesale:
Sales for resale	61,282	61,625	(343)	(0.6)
Off-system sales	2,596,284	2,493,709	102,575	4.1
Total wholesale sales	2,657,566	2,555,334	102,232	4.0
Total kWh sales	10,324,609	10,204,380	120,229	1.2
Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$235,717	$232,637	$3,080	1.3%
Commercial and industrial, small	185,237	183,914	1,323	0.7
Commercial and industrial, large	39,160	40,015	(855)	(2.1)
Sales to public authorities	91,668	95,139	(3,471)	(3.6)
Total retail non-fuel base revenues	551,782	551,705	77	—
Wholesale:
Sales for resale	2,269	2,232	37	1.7
Total non-fuel base revenues	554,051	553,937	114	—
Fuel revenues:
Recovered from customers during the period	164,301	137,927	26,374	19.1
Under (over) collection of fuel (1)	(10,567)	12,681	(23,248)	—
New Mexico fuel in base rates	71,632	72,481	(849)	(1.2)
Total fuel revenues (2)	225,366	223,089	2,277	1.0
Off-system sales:
Fuel cost	66,118	73,541	(7,423)	(10.1)
Shared margins	18,309	15,759	2,550	16.2
Retained margins	1,701	1,875	(174)	(9.3)
Total off-system sales	86,128	91,175	(5,047)	(5.5)
Other (3) (4)	30,210	30,387	(177)	(0.6)
Total operating revenues	$895,755	$898,588	$(2,833)	(0.3)
Average number of retail customers (5):
Residential	353,380	348,936	4,444	1.3%
Commercial and industrial, small	39,806	39,040	766	2.0
Commercial and industrial, large	49	50	(1)	(2.0)
Sales to public authorities	5,132	5,020	112	2.2
Total	398,367	393,046	5,321	1.4

______________

(1)	2015 includes two DOE refunds related to spent fuel storage which total $13.7 million offset in part by $2.2 million related to Palo
Verde performance rewards, net.

(2)	Includes deregulated Palo Verde Unit 3 revenues for the New Mexico jurisdiction of $13.7 million and $12.8 million, respectively.

(3)	Includes an Energy Efficiency Bonus of $2.0 million and $0.3 million in 2015 and 2014, respectively.

(4)	Represents revenues with no related kWh sales.

(5)	The number of retail customers presented is based on the number of service locations.

Energy expenses
Our sources of energy include electricity generated from our nuclear, natural gas and coal generating plants and purchased power. After adding the new natural gas generating units into the Company's system generation resources, Palo Verde represents approximately 31% of our net dependable generating capacity and approximately 63% and 53% of our Company-generated energy for the three and twelve months ended March 31, 2015, respectively. Fluctuations in the price of natural gas, which also is the primary factor influencing the price of purchased power, have had a significant impact on our cost of energy.
Energy expenses decreased $20.6 million or 29.6% for the three months ended March 31, 2015, when compared to the same period in 2014, primarily due to decreased nuclear fuel expense of $7.2 million related to a $6.4 million settlement with the DOE for reimbursement of spent fuel storage and management costs recorded in 2015, decreased natural gas costs of $6.8 million due to a 31.4% decrease in the average price of natural gas, and decreased total purchased power costs of $6.7 million due to a 24.9% decrease in the average cost of purchased power and a 16.9% decrease in the MWhs purchased. Photovoltaic purchased power costs per MWh decreased for the three months ended March 31, 2015, when compared to the same period in 2014 primarily due to the lower priced purchases from Macho Springs solar photovoltaic project which began commercial operation in May 2014.

	Three Months Ended March 31,
	2015			2014
Fuel Type	Cost	MWh	Cost per MWh	Cost	MWh	Cost per MWh
	(in thousands)			(in thousands)
Natural gas	$28,748	668,575	$43.00	$35,577	567,744	$62.66
Coal	3,116	137,218	22.71	2,968	134,236	22.11
Nuclear (a)	5,865	1,362,194	9.01	13,041	1,364,077	9.56
Total	37,729	2,167,987	20.36	51,586	2,066,057	24.97
Purchased power:
Photovoltaic	4,803	59,059	81.33	3,205	28,799	111.29
Other	6,372	241,713	26.36	14,710	333,318	44.13
Total purchased power	11,175	300,772	37.15	17,915	362,117	49.47
Total energy	$48,904	2,468,759	22.40	$69,501	2,428,174	28.62
________________
(a) Cost includes a DOE settlement of $6.4 million recorded in March 2015. Cost per MWh excludes this settlement.
Our energy expenses decreased $6.1 million or 2.0% for the twelve months ended March 31, 2015, when compared to 2014, primarily due to decreased nuclear fuel expense of $14.6 million as a result of an $8.5 million and a $6.4 million settlement with the DOE for reimbursement of spent fuel storage and management costs recorded in third quarter 2014 and first quarter 2015, respectively and decreased total purchased power of $9.3 million due to a 14.9% decrease in the MWhs purchased. Photovoltaic purchased power costs per MWh decreased for the twelve months ended March 31, 2015, when compared to the same period in 2014 primarily due to the lower priced purchases from Macho Springs solar photovoltaic project which began commercial operation in May 2014. The decrease in energy expense was partially offset by increased natural gas costs of $17.6 million due to a 6.3% increase in the MWhs generated and a 3.7% increase in the average price of natural gas.

	Twelve Months Ended March 31,
	2015			2014
Fuel Type	Cost	MWh	Cost per MWh	Cost	MWh	Cost per MWh
	(in thousands)			(in thousands)
Natural gas	$190,004	3,875,040	$49.03	$172,391	3,645,204	$47.29
Coal	13,031	599,234	21.75	12,861	585,910	21.95
Nuclear (a)	34,113	5,104,785	9.61	48,703	4,996,428	9.75
Total	237,148	9,579,059	26.32	233,955	9,227,542	25.35
Purchased power:
Photovoltaic	21,173	258,239	81.99	13,883	122,025	113.77
Other	36,891	1,070,906	35.42	53,518	1,439,317	37.18
Total purchased power	58,064	1,329,145	44.47	67,401	1,561,342	43.17
Total energy	$295,212	10,908,204	28.53	$301,356	10,788,884	27.93
_______________
(a) Cost includes two DOE settlements of $6.4 million and $8.5 million recorded in first quarter of 2015 and third quarter of 2014, respectively. Cost per MWh excludes this settlement.
Other operations expense
Other operations expense decreased $0.5 million, or 1.0% for the three months ended March 31, 2015, compared to the same period last year, primarily due to a decrease of $1.2 million in administrative and general expense reflecting reduced consulting and legal services and reduced regulatory expenses of $0.8 million. These decreases were partially offset by increased pension and benefits costs primarily related to increased Company contributions of $0.9 million to the Company sponsored 401(k) defined contribution plans.
Other operations expense increased $1.0 million, for the twelve months ended March 31, 2015, compared to the same period last year primarily due to increased payroll related costs including incentive compensation, and increased operations cost at Palo Verde. These increases were partially offset by reduced consulting and legal services primarily related to the analysis of our future involvement at the Four Corners Generating Station performed in the prior period with a reduced level of comparable activity in the current period, a decrease in employee pension and benefits expense as a result of changes in actuarial assumptions used to calculate expenses for our pension and other post-retirement employee benefit plans and plan modifications, and decreased regulatory expenses.
Maintenance expense
Maintenance expense increased $1.3 million, or 8.9% for the three months ended March 31, 2015, compared to the same period last year, primarily due to the timing of costs associated with the Palo Verde 2015 spring outage. Maintenance expense increased $4.1 million, or 6.5%, for the twelve months ended March 31, 2015, compared to the same period last year, primarily due increased maintenance expense at Palo Verde during refueling outages in the current twelve month period compared to the same period last year.
Depreciation and amortization expense
Depreciation and amortization expense increased $1.0 million or 4.8% and $3.5 million or 4.3% for the three and twelve month periods ended March 31, 2015, respectively, compared to the same periods last year primarily due to the increase in depreciable plant balances.

Taxes other than income taxes
Taxes other than income taxes decreased $1.2 million, or 7.8% for the three months ended March 31, 2015, compared to the same period in the prior year primarily due to decreased property taxes in the first quarter of 2015. In the first quarter of 2014, the Arizona tax district in which Palo Verde operates adjusted its 2013 property tax rate which resulted in a one-time increase in property taxes of $1.3 million in the three months ended March 31, 2014. Taxes other than income taxes increased $1.2 million, or 2.0% for the twelve months ended March 31, 2015 compared to the same period in the prior year primarily due to an increase in payroll taxes, and an increase in revenue related taxes due to an increase in billed revenues.
Other income (deductions)
Other income (deductions) increased $1.0 million, or 11.8% for the three months ended March 31, 2015, compared to the same period last year, primarily due to increased allowance for equity funds used during construction ("AEFUDC") resulting from higher average balances of construction work in progress and increased investment and interest income due to realized gains on equity investments in our decommissioning trusts. These increases were partially offset by decreased miscellaneous other income due to a gain recognized on the sale of land in 2014 with no comparable amounts in 2015.
Other income (deductions) increased $10.0 million, or 52.3% for the twelve months ended March 31, 2015, compared to the same periods last year, primarily due to increased AEFUDC resulting from higher average balances of construction work in progress and increased investment and interest income due to realized gains on equity investments in our decommissioning trusts.
Interest charges (credits)
Interest charges (credits) increased by $0.9 million, or 7.7%, for the three months ended March 31, 2015 compared to the same period last year, primarily due to interest expense on the $150 million of 5.00% Senior Notes due 2044 issued in December 2014 partially offset by an increase in allowance for borrowed funds used during construction ("ABFUDC") as a result of higher average balances of construction work in progress. Interest charges (credits) remained relatively unchanged for the twelve months ended March 31, 2015, when compared to the same period last year.
Income tax expense
Income tax expense decreased $0.5 million or 33.2% for the three months ended March 31, 2015, compared to the same period last year, primarily due to decreased pre-tax income, and an increase in the AEFUDC. Income tax expense decreased $1.2 million or 2.9% for the twelve months ended March 31, 2015, compared to the same period last year, primarily due to an increase in the AEFUDC and a domestic production activities deduction earned in the twelve months ended March 31, 2015, offset by an increase in pre-tax income.
New Accounting Standards
In May 2014, the FASB issued new guidance (ASU 2014-09, Revenue from Contracts with Customers (Topic 606)) to provide a framework that replaces the existing revenue recognition guidance. ASU 2014-09 is the result of a joint effort by the FASB and the International Accounting Standards Board (IASB) intended to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. Generally Accepted Accounting Principles ("GAAP") and International Financial Reporting Standards. ASU 2014-09 provides that an entity should recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 is effective for annual periods and interim periods within that reporting period beginning after December 15, 2016, for public business entities. On April 1, 2015, the FASB voted to propose to defer the effective date to December 15, 2017. Early adoption of ASU 2014-09 is permitted after December 15, 2016. We are currently assessing the future impact of this ASU.
In April 2015, the FASB issued new guidance (ASU 2015-03, Interest - Imputation of Interest (Topic 715)) to simplify the presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. We do not expect this ASU will materially impact our balance sheet.
Inflation
For the last several years, inflation has been relatively low and, therefore, has had minimal impact on our results of operations and financial condition.

Liquidity and Capital Resources
We continue to maintain a strong balance of common stock equity in our capital structure which supports our bond ratings, allowing us to obtain financing from the capital markets at a reasonable cost. At March 31, 2015, our capital structure, including common stock, long-term debt, current maturities of long-term debt, and short-term borrowings under the revolving credit facility ("RCF"), consisted of 44.7% common stock equity and 55.3% debt. At March 31, 2015, we had on hand $8.0 million in cash and cash equivalents. Based on current projections, we believe that we will have adequate liquidity through our current cash balances, cash from operations, and available borrowings under the RCF to meet all of our anticipated cash requirements for the next twelve months. We may issue long-term debt in the capital markets to finance future capital requirements in late 2015 or early 2016.
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
Capital Requirements. During the three months ended March 31, 2015, our capital requirements primarily consisted of expenditures for the construction and purchase of electric utility plant, cash dividend payments, and purchases of nuclear fuel. Projected utility construction expenditures are to expand and update our transmission and distribution systems, add new generation, and make capital improvements and replacements at Palo Verde and other generating facilities. We are constructing the Montana Power Station ("MPS"). Units 1 and 2, the first two (of four) natural gas-fired 88 MW simple-cycle aeroderivative combustion turbines, were completed and began commercial operation on March 19 and 20, 2015, respectively. The total cost for these two units and the related common facilities and transmission systems, including AFUDC, was approximately $222.7 million. Units 3 and 4 are projected to be completed in 2016. In 2015 we incurred approximately $36.6 million in cost for the MPS, including AFUDC. Estimated cash construction expenditures for the MPS in 2015 are approximately $101.6 million and estimated construction expenditures for all capital projects for 2015 are approximately $259.5 million. See Part I, Item 1, “Business - Construction Program” in our 2014 Form 10-K. Cash capital expenditures for new electric plant were $73.9 million in the three months ended March 31, 2015 compared to $48.3 million in the three months ended March 31,2014. Capital requirements for purchases of nuclear fuel were $10.2 million for the three months ended March 31, 2015 compared to $11.8 million for the three months ended March 31, 2014.
On March 31, 2015, we paid a quarterly cash dividend of $0.28 per share or $11.3 million to shareholders of record on March 16, 2015. We expect to continue paying quarterly dividends during 2015 and we expect to review the dividend policy in the second quarter of 2015. At the current payout rate, we would expect to pay total cash dividends of approximately $45.2 million during 2015. In addition, while we do not currently anticipate repurchasing shares in 2015, we may repurchase common stock in the future. Under our program, purchases can be made at open market prices or in private transactions, and repurchased shares are available for issuance under employee benefit and stock incentive plans, or may be retired. No shares of common stock were repurchased during the three months ended March 31, 2015. As of March 31, 2015, a total of 393,816 shares remain eligible for repurchase.
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
Our cash requirements for federal and state income taxes vary from year to year based on taxable income, which is influenced by the timing of revenues and expenses recognized for income tax purposes. Income tax payments are expected to be minimal in 2015 due to accelerated tax deductions, including bonus depreciation, available in 2015.
We continually evaluate our funding requirements related to our retirement plans, other post-retirement benefit plans, and decommissioning trust funds. We contributed $2.8 million of the projected $11.1 million 2015 annual contribution to our retirement plans and $1.1 million of the projected $4.5 million 2015 annual contribution to our nuclear decommissioning trust funds during the three months ended March 31, 2015. In the three months ended March 31, 2015, we did not make any contributions to our other post-retirement benefit plans and we do not expect to contribute to our other post-retirement benefits plan in 2015. We are in compliance with the funding requirements of the federal government for our benefit plans. In addition, we are in compliance with the funding requirements of the federal law and the Arizona Nuclear Power Project Participation Agreement for our nuclear decommissioning trust.
In 2010, the Company and RGRT, a Texas grantor trust through which we finance our portion of fuel for Palo Verde, entered into a note purchase agreement with various institutional purchasers. Under the terms of the agreement, RGRT sold to the purchasers $110 million aggregate principal amount of senior notes. In August 2015, $15 million of these senior notes will mature.

Capital Resources. Cash provided by operations, $26.5 million for the three months ended March 31, 2015 and $31.3 million for the three months ended March 31, 2014, is a significant source for funding capital requirements. Cash from operations has been impacted by the timing of the recovery of fuel costs through fuel recovery mechanisms in Texas and New Mexico and our sales for resale customer. We recover actual fuel costs from customers through fuel adjustment mechanisms in Texas, New Mexico, and from our sales for resale customer. We record deferred fuel revenues for the under-recovery or over-recovery of fuel costs until they can be recovered from or refunded to customers. In Texas, fuel costs are recovered through a fixed fuel factor. We can seek to revise our fixed fuel factor at least four months after the last revision except in the month of December based upon our approved formula which allows us to adjust fuel rates to reflect changes in costs of natural gas. We are required to request to refund fuel costs in any month when the over-recovery balance exceeds a threshold material amount and we expect fuel costs to continue to be materially over-recovered. We are permitted to seek to surcharge fuel under-recoveries in any month the balance exceeds a threshold material amount that we expect fuel cost recovery to continue to be materially under-recovered. Fuel over and under-recoveries are considered material when they exceed 4% of the previous twelve months' fuel costs. On May 1, 2015, we reduced our fixed fuel factor charged to our Texas retail customers by approximately 24% to reflect reduced fuel expense. During the three months ended March 31, 2015, we had an over-recovery of fuel costs of $15.7 million compared to an over-recovery of fuel costs of $2.0 million during the three months ended March 31, 2014. At March 31, 2015, we had a net fuel over-recovery balance of $6.4 million, including $3.6 million in Texas, $2.7 million in New Mexico, and $0.1 million for our sales for resale customer.
The Company expects 2015 earnings to be adversely impacted by the regulatory lag resulting from the commercialization of MPS Units 1 and 2, the related transmission system, and the Eastside Operations Center, all of which began commercial operation in March 2015. We incurred approximately $261.4 million in construction costs of these facilities. With the introduction of these facilities into service, we have begun to incur increased expenses related to depreciation, property taxes, operations and maintenance. Furthermore, we have ceased recognizing AFUDC on these facilities. Base rate increases to seek recovery of these costs are expected to be filed in the second and third quarters of 2015 for our New Mexico and Texas jurisdictions, respectively, with new rates expected to be effective early in the second quarter of 2016 for both jurisdictions.
We maintain a RCF for working capital and general corporate purposes and the financing of nuclear fuel through the Rio Grande Resources Trust (“RGRT”). RGRT is the trust through which we finance our portion of nuclear fuel for Palo Verde and is consolidated in our financial statements. On January 14, 2014, we amended and extended our $300 million RCF, which includes an option to expand the size to $400 million, upon the satisfaction of certain conditions including obtaining commitments from lenders or third party financial institutions. The amended facility extends the maturity from September 2016 to January 2019. In addition, we may extend the January 2019 maturity, subject to lenders' approval, by two additional one year periods. The total amount borrowed for nuclear fuel by RGRT was $127.3 million at March 31, 2015, of which $17.3 million had been borrowed under the RCF and $110 million was borrowed through senior notes. At March 31, 2014, the total amounts borrowed for nuclear fuel by RGRT was $130.0 million of which $20.0 million was borrowed under the RCF and $110 million was borrowed through senior notes. Interest costs on borrowings to finance nuclear fuel are accumulated by RGRT and charged to us as fuel is consumed and recovered from customers through fuel recovery charges. At March 31, 2015, $41.0 million was outstanding under the RCF for working capital or general corporate purposes. At March 31, 2014, $26.0 million was outstanding under the RCF for working capital or general corporate purposes.
We believe that we have adequate liquidity through our current cash balances, cash from operations, available borrowings under the RCF, and our favorable access to capital markets to meet all of our anticipated cash requirements for the next twelve months. In the fourth quarter of 2013, we received approval from the NMPRC and the FERC to incrementally issue up to $300 million of long-term debt and to guarantee the issuance of up to $50 million of new debt by RGRT to finance future purchases of nuclear fuel and to refinance existing nuclear fuel debt obligations. The FERC approval was effective on November 15, 2013 and terminates two years thereafter. The NMPRC approval was effective on October 30, 2013 and remains in effect until the debt is issued. In December 2014, we issued $150 million of 5.00% Senior Notes pursuant to these approvals. The authorizations to issue up to an additional $150 million of long-term debt and up to $50 million of new long-term debt by RGRT provides us with the flexibility to access the debt capital markets prior to the termination of the FERC approval on November 15, 2015. Additionally, we could request approval from the FERC to issue additional debt after November 15, 2015. We may decide to issue long-term debt in the capital markets to finance capital requirements in late 2015 or early 2016.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk due to changes in interest rates, equity prices and commodity prices. See our 2014 Form 10-K, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," for a complete discussion of the market risks we face and our market risk sensitive assets and liabilities. As of March 31, 2015, there have been no material changes in the market risks we face or the fair values of assets and liabilities disclosed in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in our 2014 Form 10-K Annual Report.

Item 4.	Controls and Procedures
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of March 31, 2015, our disclosure controls and procedures are effective.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15, that occurred during the quarter ended March 31, 2015, that materially affected, or that were reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We hereby incorporate by reference the information set forth in Part I of this report under Notes C and H of Notes to Financial Statements.

Item 1A.	Risk Factors
Our 2014 Form 10-K includes a detailed discussion of our risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (Including Commissions)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2015	2,718	$40.38	—	393,816
February 1 to February 28, 2015	—	—	—	393,816
March 1 to March 31, 2015	—	—	—	393,816
________________
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
Nathan T. Hirschi
Senior Vice President - Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)
Dated: May 7, 2015

EL PASO ELECTRIC COMPANY
INDEX TO EXHIBITS

Exhibit Number	Exhibit

10.01
Amendment No. 8 to Four Corners Project Co-Tenancy Agreement, dated March 15, 2015, between Arizona Public Service Company, Public Service Company of New Mexico, Salt River Project Agricultural Improvement and Power District, Tucson Electric Power Company and the Company.

10.02
Amendment No. 15 to Four Corners Project Operating Agreement, dated March 15, 2015, between Arizona Public Service Company, Public Service Company of New Mexico, Salt River Project Agricultural Improvement and Power District, Tucson Electric Power Company and the Company.

10.03	Amendment to the Purchase and Sale Agreement, dated April 13, 2015, between Arizona Public Service Company and the Company.

15	Letter re Unaudited Interim Financial Information

31.01	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

