Form 10-Q
period 2015-09-30
EL PASO ELECTRIC CO /TX/
filed 2015-11-06
CIK 31978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of October 31, 2015, there were 40,426,668 shares of the Company’s no par value common stock outstanding.

EL PASO ELECTRIC COMPANY

( i)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EL PASO ELECTRIC COMPANY
BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)

ASSETS (In thousands)
Utility plant:
Electric plant in service	$3,571,195	$3,229,255
Less accumulated depreciation and amortization	(1,311,260)	(1,266,672)
Net plant in service	2,259,935	1,962,583
Construction work in progress	262,591	414,284
Nuclear fuel; includes fuel in process of $39,810 and $46,996, respectively	198,359	185,185
Less accumulated amortization	(85,532)	(73,701)
Net nuclear fuel	112,827	111,484
Net utility plant	2,635,353	2,488,351
Current assets:
Cash and cash equivalents	12,573	40,504
Accounts receivable, principally trade, net of allowance for doubtful accounts of $2,249 and $2,253, respectively	104,321	71,165
Accumulated deferred income taxes	22,602	13,957
Inventories, at cost	49,115	45,889
Under-collection of fuel revenues	2,429	10,253
Prepayments and other	11,403	12,213
Total current assets	202,443	193,981
Deferred charges and other assets:
Decommissioning trust funds	231,885	234,286
Regulatory assets	110,354	112,086
Other	29,843	30,597
Total deferred charges and other assets	372,082	376,969
Total assets	$3,209,878	$3,059,301

See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
BALANCE SHEETS (Continued)

	September 30, 2015	December 31, 2014
	(Unaudited)
CAPITALIZATION AND LIABILITIES (In thousands except for share data)
Capitalization:
Common stock, stated value $1 per share, 100,000,000 shares authorized, 65,705,078 and 65,725,246 shares issued, and 135,888 and 124,297 restricted shares, respectively	$65,841	$65,850
Capital in excess of stated value	319,846	318,515
Retained earnings	1,078,668	1,032,537
Accumulated other comprehensive loss, net of tax	(20,223)	(8,001)
	1,444,132	1,408,901
Treasury stock, 25,414,298 and 25,492,919 shares, respectively, at cost	(423,337)	(424,647)
Common stock equity	1,020,795	984,254
Long-term debt, net of current portion	1,134,258	1,134,179
Total capitalization	2,155,053	2,118,433
Current liabilities:
Current maturities of long-term debt	—	15,000
Short-term borrowings under the revolving credit facility	118,693	14,532
Accounts payable, principally trade	50,742	78,862
Taxes accrued	33,631	28,210
Interest accrued	16,836	12,758
Over-collection of fuel revenues	4,042	932
Other	26,720	24,715
Total current liabilities	250,664	175,009
Deferred credits and other liabilities:
Accumulated deferred income taxes	512,672	474,154
Accrued pension liability	86,502	94,272
Accrued post-retirement benefit liability	63,406	59,342
Asset retirement obligation	79,905	74,577
Regulatory liabilities	24,615	26,099
Other	37,061	37,415
Total deferred credits and other liabilities	804,161	765,859
Commitments and contingencies
Total capitalization and liabilities	$3,209,878	$3,059,301
See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except for share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Operating revenues	$289,713	$283,645	$672,967	$720,962
Energy expenses:
Fuel	60,798	70,523	148,340	191,781
Purchased and interchanged power	19,520	18,071	42,437	54,114
	80,318	88,594	190,777	245,895
Operating revenues net of energy expenses	209,395	195,051	482,190	475,067
Other operating expenses:
Other operations	65,360	59,514	178,615	175,937
Maintenance	14,355	15,392	49,772	45,619
Depreciation and amortization	22,380	20,685	67,080	62,336
Taxes other than income taxes	19,253	17,964	48,844	48,883
	121,348	113,555	344,311	332,775
Operating income	88,047	81,496	137,879	142,292
Other income (deductions):
Allowance for equity funds used during construction	1,874	3,848	8,417	10,215
Investment and interest income, net	5,912	2,373	12,564	8,537
Miscellaneous non-operating income	850	52	1,537	2,159
Miscellaneous non-operating deductions	(1,015)	(1,036)	(2,777)	(2,054)
	7,621	5,237	19,741	18,857
Interest charges (credits):
Interest on long-term debt and revolving credit facility	16,465	14,617	49,443	43,803
Other interest	424	438	941	899
Capitalized interest	(1,208)	(1,270)	(3,758)	(3,797)
Allowance for borrowed funds used during construction	(1,353)	(2,190)	(5,365)	(5,841)
	14,328	11,595	41,261	35,064
Income before income taxes	81,340	75,138	116,359	126,085
Income tax expense	24,600	22,662	35,089	38,898
Net income	$56,740	$52,476	$81,270	$87,187

Basic earnings per share	$1.40	$1.30	$2.01	$2.16

Diluted earnings per share	$1.40	$1.30	$2.01	$2.16

Dividends declared per share of common stock	$0.295	$0.280	$0.870	$0.825
Weighted average number of shares outstanding	40,289,010	40,213,741	40,267,533	40,181,367
Weighted average number of shares and dilutive potential shares outstanding	40,329,529	40,264,810	40,299,801	40,209,001

 See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except for share data)

	Twelve Months Ended
	September 30,
	2015	2014
Operating revenues	$869,530	$911,259
Energy expenses:
Fuel	207,564	243,452
Purchased and interchanged power	53,127	70,292
	260,691	313,744
Operating revenues net of energy expenses	608,839	597,515
Other operating expenses:
Other operations	241,510	239,282
Maintenance	69,782	65,427
Depreciation and amortization	88,086	82,616
Taxes other than income taxes	62,711	61,848
	462,089	449,173
Operating income	146,750	148,342
Other income (deductions):
Allowance for equity funds used during construction	12,864	12,758
Investment and interest income, net	17,660	10,419
Miscellaneous non-operating income	3,453	3,054
Miscellaneous non-operating deductions	(4,922)	(3,048)
	29,055	23,183
Interest charges (credits):
Interest on long-term debt and revolving credit facility	64,668	58,609
Other interest	1,292	874
Capitalized interest	(5,053)	(5,185)
Allowance for borrowed funds used during construction	(7,892)	(7,376)
	53,015	46,922
Income before income taxes	122,790	124,603
Income tax expense	37,279	36,225
Net income	$85,511	$88,378

Basic earnings per share	$2.12	$2.19

Diluted earnings per share	$2.12	$2.19

Dividends declared per share of common stock	$1.15	$1.09
Weighted average number of shares outstanding	40,255,439	40,169,801
Weighted average number of shares and dilutive potential shares outstanding	40,279,640	40,190,527

 See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF COMPREHENSIVE OPERATIONS
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,
	2015	2014	2015	2014	2015	2014
Net income	$56,740	$52,476	$81,270	$87,187	$85,511	$88,378
Other comprehensive income (loss):
Unrecognized pension and post-retirement benefit costs:
Net gain (loss) arising during period	—	—	—	19,700	(74,028)	102,664
Prior service benefit	—	—	—	—	34,200	97
Reclassification adjustments included in net income for amortization of:
Prior service benefit	(1,606)	(2,065)	(4,931)	(5,594)	(6,996)	(6,985)
Net loss	1,966	1,615	6,466	4,567	8,081	6,716
Net unrealized gains/losses on marketable securities:
Net holding gains (losses) arising during period	(8,092)	897	(8,641)	7,965	(5,779)	16,803
Reclassification adjustments for net gains included in net income	(4,324)	(824)	(7,887)	(3,791)	(11,446)	(4,057)
Net losses on cash flow hedges:
Reclassification adjustment for interest expense included in net income	118	110	348	326	460	431
Total other comprehensive income (loss) before income taxes	(11,938)	(267)	(14,645)	23,173	(55,508)	115,669
Income tax benefit (expense) related to items of other comprehensive income (loss):
Unrecognized pension and post-retirement benefit costs	(134)	171	(756)	(7,161)	14,456	(39,177)
Net unrealized losses (gains) on marketable securities	2,459	(31)	3,340	(889)	3,469	(2,556)
Losses on cash flow hedges	(46)	(42)	(161)	(174)	(201)	(213)
Total income tax benefit (expense)	2,279	98	2,423	(8,224)	17,724	(41,946)
Other comprehensive income (loss), net of tax	(9,659)	(169)	(12,222)	14,949	(37,784)	73,723
Comprehensive income	$47,081	$52,307	$69,048	$102,136	$47,727	$162,101
See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net income	$81,270	$87,187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of electric plant in service	67,080	62,336
Amortization of nuclear fuel	32,864	33,942
Deferred income taxes, net	32,090	35,990
Allowance for equity funds used during construction	(8,417)	(10,215)
Other amortization and accretion	13,273	14,470
Gain on sale of property, plant and equipment	(587)	(2,092)
Net gains on sale of decommissioning trust funds	(7,887)	(3,791)
Other operating activities	387	(52)
Change in:
Accounts receivable	(33,156)	(47,331)
Inventories	(3,226)	(1,000)
Net over-collection (under-collection) of fuel revenues	10,934	(1,233)
Prepayments and other	(5,401)	(4,381)
Accounts payable	(14,397)	3,557
Taxes accrued	8,747	7,669
Interest accrued	4,078	2,202
Other current liabilities	2,005	1,053
Deferred charges and credits	(3,227)	(3,674)
Net cash provided by operating activities	176,430	174,637
Cash flows from investing activities:
Cash additions to utility property, plant and equipment	(211,516)	(189,273)
Cash additions to nuclear fuel	(30,483)	(28,772)
Capitalized interest and AFUDC:
Utility property, plant and equipment	(13,782)	(16,056)
Nuclear fuel	(3,758)	(3,797)
Allowance for equity funds used during construction	8,417	10,215
Decommissioning trust funds:
Purchases, including funding of $3.4 million	(70,016)	(54,343)
Sales and maturities	63,776	47,355
Proceeds from sale of property, plant and equipment	644	2,395
Other investing activities	(627)	4,438
Net cash used for investing activities	(257,345)	(227,838)
Cash flows from financing activities:
Dividends paid	(35,138)	(33,261)
Borrowings under the revolving credit facility:
Proceeds	266,779	186,215
Payments	(162,618)	(111,039)
Payment on maturing RGRT senior notes	(15,000)	—
Other financing activities	(1,039)	(896)
Net cash provided by financing activities	52,984	41,019
Net decrease in cash and cash equivalents	(27,931)	(12,182)
Cash and cash equivalents at beginning of period	40,504	25,592
Cash and cash equivalents at end of period	$12,573	$13,410
See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

A. Principles of Preparation
These condensed financial statements should be read in conjunction with the financial statements and notes thereto in the Annual Report of El Paso Electric Company on Form 10-K for the year ended December 31, 2014 (the "2014 Form 10-K"). Capitalized terms used in this report and not defined herein have the meaning ascribed to such terms in the 2014 Form 10-K. In the opinion of the Company’s management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company at September 30, 2015 and December 31, 2014; the results of its operations and comprehensive operations for the three, nine and twelve months ended September 30, 2015 and 2014; and its cash flows for the nine months ended September 30, 2015 and 2014. The results of operations and comprehensive operations for the three and nine months ended September 30, 2015 and the cash flows for the nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full calendar year.
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
Revenues. Revenues related to the sale of electricity are generally recorded when service is rendered or electricity is delivered to customers. The billing of electricity sales to retail customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. Unbilled revenues are estimated based on monthly generation volumes and by applying an average revenue/kWh to the number of estimated kWhs delivered but not billed. Accounts receivable included accrued unbilled revenues of $30.1 million at September 30, 2015 and $21.2 million at December 31, 2014. The Company presents revenues net of sales taxes in its statements of operations.

Supplemental Cash Flow Disclosures (in thousands)
	Nine Months Ended
	September 30,
	2015	2014
Cash paid (received) for:
Interest on long-term debt and borrowing under the revolving credit facility	$41,406	$37,689
Income tax paid (refunded), net	(272)	2,969
Non-cash investing and financing activities:
Changes in accrued plant additions	(13,150)	(3,762)
Grants of restricted shares of common stock	1,106	3,025
New Accounting Standards. In May 2014, the Financial Accounting Standards Board ("FASB") issued new guidance (Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606)) to provide a framework that replaces the existing revenue recognition guidance. ASU 2014-09 is the result of a joint effort by the FASB and the International Accounting Standards Board intended to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. Generally Accepted Accounting Principles ("GAAP") and International Financial Reporting Standards. ASU 2014-09 provides that an entity should recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 was originally intended to be effective for annual periods and interim periods within that reporting period beginning after December 15, 2016, for public business entities. In August 2015, FASB issued ASU 2015-14 to defer the effective date of ASU 2014-09 for all entities by one year. Public business entities will apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017 and interim periods within that reporting period. Early adoption of ASU 2014-09 is permitted after December 15, 2016. The Company is currently assessing the future impact of this ASU.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Topic 715) to simplify the presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. In August 2015, FASB issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30), to provide further clarification to ASU 2015-03 as it relates to the presentation and subsequent measurement of debt issuance costs associated with line of credit arrangements. The Company does not expect ASU 2015-03 and ASU 2015-15 to materially impact the Company's results of operations and cash flows.
In May 2015, FASB issued ASU 2015-07, Fair Value Measurement (Topic 820) to eliminate the requirement to categorize investments in the fair value hierarchy if the fair value is measured at net asset value ("NAV") per share (or its equivalent) using the practical expedient in the FASB’s fair value measurement guidance. Reporting entities must still provide sufficient information to enable users to reconcile total investments in the fair value hierarchy and total investments measured at fair value in the financial statements. Additionally, the scope of current disclosure requirements for investments eligible to be measured at NAV will be limited to investments to which the practical expedient is applied. This ASU is effective in fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The ASU requires retrospective application. Early adoption is permitted. The Company is currently assessing the future impact of this ASU.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

B. Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated Other Comprehensive Income (Loss) (net of tax) by component are presented below (in thousands):
	Three Months Ended September 30, 2015				Three Months Ended September 30, 2014
	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Marketable Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Marketable Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)

Balance at beginning of period	$(34,331)	$35,726	$(11,959)	$(10,564)	$(9,539)	$39,483	$(12,214)	$17,730
Other comprehensive income (loss) before reclassifications	—	(6,485)	—	(6,485)	—	733	—	733
Amounts reclassified from accumulated other comprehensive income (loss)	226	(3,472)	72	(3,174)	(279)	(691)	68	(902)
Balance at end of period	$(34,105)	$25,769	$(11,887)	$(20,223)	$(9,818)	$39,525	$(12,146)	$17,561

	Nine Months Ended September 30, 2015				Nine Months Ended September 30, 2014
	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Marketable Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Marketable Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)

Balance at beginning of period	$(34,884)	$38,957	$(12,074)	$(8,001)	$(21,330)	$36,240	$(12,298)	$2,612
Other comprehensive income (loss) before reclassifications	—	(6,854)	—	(6,854)	12,147	6,377	—	18,524
Amounts reclassified from accumulated other comprehensive income (loss)	779	(6,334)	187	(5,368)	(635)	(3,092)	152	(3,575)
Balance at end of period	$(34,105)	$25,769	$(11,887)	$(20,223)	$(9,818)	$39,525	$(12,146)	$17,561

	Twelve Months Ended September 30, 2015				Twelve Months Ended September 30, 2014
	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Marketable Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Marketable Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)

Balance at beginning of period	$(9,818)	$39,525	$(12,146)	$17,561	$(73,133)	$29,335	$(12,364)	$(56,162)
Other comprehensive income (loss) before reclassifications	(24,775)	(4,537)	—	(29,312)	63,518	13,476	—	76,994
Amounts reclassified from accumulated other comprehensive income (loss)	488	(9,219)	259	(8,472)	(203)	(3,286)	218	(3,271)
Balance at end of period	$(34,105)	$25,769	$(11,887)	$(20,223)	$(9,818)	$39,525	$(12,146)	$17,561

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Amounts reclassified from accumulated other comprehensive income (loss) for the three, nine and twelve months ended September 30, 2015 and 2014 are as follows (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,		Affected Line Item in the Statement of Operations
	2015	2014	2015	2014	2015	2014

Amortization of pension and post-retirement benefit costs:
Prior service benefit	$1,606	$2,065	$4,931	$5,594	$6,996	$6,985	(a)
Net loss	(1,966)	(1,615)	(6,466)	(4,567)	(8,081)	(6,716)	(a)
	(360)	450	(1,535)	1,027	(1,085)	269	(a)
Income tax effect	134	(171)	756	(392)	597	(66)
	(226)	279	(779)	635	(488)	203	(a)

Marketable securities:
Net realized gain on sale of securities	4,324	824	7,887	3,791	11,446	4,057	Investment and interest income, net
	4,324	824	7,887	3,791	11,446	4,057	Income before income taxes
Income tax effect	(852)	(133)	(1,553)	(699)	(2,227)	(771)	Income tax expense
	3,472	691	6,334	3,092	9,219	3,286	Net income

Loss on cash flow hedge:
Amortization of loss	(118)	(110)	(348)	(326)	(460)	(431)	Interest on long-term debt and revolving credit facility
	(118)	(110)	(348)	(326)	(460)	(431)	Income before income taxes
Income tax effect	46	42	161	174	201	213	Income tax expense
	(72)	(68)	(187)	(152)	(259)	(218)	Net income

Total reclassifications	$3,174	$902	$5,368	$3,575	$8,472	$3,271

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
2015 Texas Rate Case Filing. On August 10, 2015, the Company filed with the City of El Paso, other municipalities incorporated in its Texas service territory, and the PUCT in Docket No. 44941, a request for an increase in non-fuel base revenues of approximately $71.5 million. The Company has invoked its statutory right to have its new rates relate back for consumption after the 155th day after the filing (i.e. January 12, 2016). As such, the difference in rates that would have been collected will be surcharged or refunded to customers beginning after the PUCT's final order in Docket No. 44941 which is expected to be early in the second quarter of 2016. The PUCT has the authority to require the Company to surcharge or refund such difference over a period not to exceed eighteen (18) months. The Company cannot predict the outcome of the case at this time.
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
On May 1, 2015, the Company made its annual filing to establish its energy efficiency cost recovery factor for 2016. In addition to projected energy efficiency costs for 2016 and true-up to prior year actual costs, the Company requested approval of a $1.0 million bonus for the 2014 energy efficiency program results in accordance with PUCT rules. This case was assigned PUCT Docket No. 44677. A stipulation and settlement agreement was filed September 24, 2015 and the PUCT approved the settlement on November 5, 2015. The settlement approved by the PUCT includes a performance bonus of $1.0 million.
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
On April 15, 2015, the Company filed a request, which was assigned PUCT Docket No. 44633, to reduce its fixed fuel factor by approximately 24% to reflect an expected reduction in fuel expense. The over-recovered balance was below the materiality threshold. The reduction in the fixed fuel factor was effective on an interim basis May 1, 2015 and approved by the PUCT on

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

May 20, 2015. As of September 30, 2015, the Company had under-recovered fuel costs in the amount of $2.4 million for the Texas jurisdiction.
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
The Company also agreed in the settlement to file with the PUCT a proceeding to address the reasonableness of the Company's decision to not continue to participate in the Four Corners Generating Station ("Four Corners") and to include fuel costs related to final coal mine closing and reclamation costs. On June 10, 2015, the Company filed this application with the PUCT. This case was assigned PUCT Docket No. 44805 and is addressed in more detail below.
Montana Power Station Approvals. The Company has received a Certificate of Convenience and Necessity ("CCN") from the PUCT to construct four natural gas fired generating units at the Montana Power Station (the "MPS") in El Paso County, Texas. The Company also obtained air permits from the Texas Commission on Environmental Quality (the "TCEQ") and the U.S. Environmental Protection Agency (the "EPA").
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
Solar Generation CCN Filing. On April 20, 2015, the Company filed an application with the PUCT requesting CCN authorization to construct a new 20 MW solar-powered generation facility to be located on Fort Bliss in the Company's service territory in Texas. This case was assigned PUCT Docket No. 44637. The Company was unable to reach an agreement with the United States Army on essential terms of the easement within Fort Bliss on which the facility would be located. Accordingly, on August 19, 2015, the Company filed a notice that it was withdrawing its application, and on the same day the Administrative Law Judge dismissed the case.
Community Solar. On June 8, 2015, the Company filed a petition with the PUCT to initiate a community solar program to include construction and ownership of a 3 MW solar photovoltaic system located at the MPS. Participation will be on a voluntary basis, and customers will contract for a set capacity (kW) amount and receive all energy produced. The Company has requested a PUCT final order approving the program so that the project can be completed before December 31, 2016 to maximize potential tax benefits. This case was assigned PUCT Docket No. 44800. A hearing on the merits is currently scheduled for early December 2015.
Four Corners Generating Station. On June 10, 2015, the Company filed an application requesting reasonableness and public interest findings and certain rate- and accounting- related findings to sell its ownership interest in Four Corners to Arizona Public Service Company ("APS") pursuant to a Purchase and Sale Agreement executed February 17, 2015. The anticipated closing date is July 6, 2016, pending regulatory approval. This case was assigned PUCT Docket No. 44805. The deadline for parties to request hearing is set as November 20, 2015, and the deadline for the PUCT Staff to file a recommendation in the case is November 30, 2015, if no hearing is requested. It is expected that the final coal mine closing and reclamation costs will be addressed in the proceeding as well as other issues related to post-participation events such as the asset retirement obligations. The Company cannot predict the outcome of the case at this time.
Other Required Approvals. The Company has obtained other required approvals for tariffs and approvals as required by the Public Utility Regulatory Act (the "PURA") and the PUCT.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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
2015 New Mexico Rate Case Filing. On May 11, 2015, the Company filed with the NMPRC (NMPRC Case No. 15-00127-UT) for an annual increase in non-fuel base rates of approximately $8.6 million or 7.1%. The filing also requests an annual reduction of $15.4 million, or 21.5%, for fuel and purchased power costs recovered in base rates. The reduction in fuel and purchased power rates reflects reduced fuel prices and improvements in system heat rates due to new generating unit additions. Based on the standard procedural schedule, the Company expects new rates to go into effect early in the second quarter of 2016. A hearing in the case has been set to begin on November 16, 2015. The Company cannot predict the outcome of the case at this time.
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
Montana Power Station Approvals. The Company has received a CCN from the NMPRC to construct four units at the MPS and the associated transmission lines. The Company also obtained all necessary air permits from the TCEQ and the EPA. A final order in NMPRC Case No. 13-00297-UT approving the CCN for MPS Units 3 and 4 was issued on June 11, 2014. MPS Units 1 and 2 and the MPS to Caliente and MPS In & Out transmission lines became operational in March 2015.
Solar Generation CCN Filing.  On April 20, 2015, the Company filed a petition with the NMPRC requesting CCN authorization to construct a new 20 MW solar-powered generation facility to be located on Fort Bliss in the Company's service territory in Texas. This case was assigned NMPRC Case No. 15-00099-UT. The Company was unable to reach an agreement with the United States Army on essential terms of the easement within Fort Bliss on which the facility would be located. Accordingly, on August 17, 2015, the Company filed a motion to withdraw the CCN filing. On September 23, 2015, the NMPRC issued a Final Order accepting the Hearing Examiner’s Recommended Decision to grant the Company's motion to withdraw.
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
Expedited Approval for CCN (5 MW Holloman Facility). On June 15, 2015, the Company filed a petition with the NMPRC requesting CCN authorization to construct a 5 MW solar-powered generation facility to be located at Holloman Air Force Base ("HAFB") in the Company's service territory in New Mexico. The new facility will be a dedicated Company-owned resource serving HAFB. The Company has requested approval such that the project can be completed before December 31, 2016 to maximize potential tax benefits. This case was assigned NMPRC Case No. 15-00185-UT. On October 7, 2015, the NMPRC issued a Final Order accepting the Hearing Examiner’s Recommended Decision to approve the CCN, as modified, that the Company shall not seek to recover any revenue requirement associated with the facility from New Mexico jurisdictional customers other than HAFB without prior NMPRC approval.
Issuance of Long-Term Debt and Guarantee of Debt. On October 7, 2015 the Company received approval in NMPRC Case No. 15-00280-UT to issue up to $310 million in new long-term debt; and to guarantee the issuance of up to $65 million of new debt by Rio Grande Resources Trust ("RGRT") to finance future purchases of nuclear fuel and to refinance existing nuclear fuel debt obligations. This approval supersedes prior approvals.
Other Required Approvals. The Company has obtained other required approvals for other tariffs, securities transactions, recovery of energy efficiency costs through a base rate rider and other approvals as required by the NMPRC.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Federal Regulatory Matters
Four Corners Generating Station. On June 26, 2015, APS filed an application requesting authorization from FERC to purchase 100% of the Company’s ownership interest in Units 4 and 5 of Four Corners and the associated transmission interconnection facilities and rights. APS has requested authorization by FERC on or before December 24, 2015. The Company cannot predict the outcome of the case at this time.
Public Service Company of New Mexico's ("PNM") Transmission Rate Case. On December 31, 2012, PNM filed with FERC to change its method of transmission rate recovery for its transmission delivery services from stated rates to formula rates. The Company takes transmission service from PNM and is among the PNM transmission customers affected by PNM's shift to formula rates. On March 1, 2013, the FERC issued an order rejecting in part PNM's filing, and establishing settlement judge and hearing procedures. On March 20, 2015, PNM filed with FERC a settlement agreement and offer of settlement resolving all issues set for hearing in the proceeding. On March 25, 2015, the Chief Judge issued an order granting PNM's motion to implement the settled rates. However, the Company is still awaiting a final decision from the Commission on whether the settlement will be approved. The Company cannot predict the outcome of the case at this time.
Revolving Credit Facility; Issuance of Long-Term Debt and Guarantee of Debt. On October 19, 2015, the FERC issued an order in Docket No. ES15-66-000 approving the Company’s filing to issue short-term debt under its existing revolving credit facility up to $400 million outstanding at any one time, to issue up to $310 million in long-term debt, and to guarantee the issuance of up to $65 million of new long-term debt by RGRT to finance future nuclear fuel purchases. The authorization is effective from November 15, 2015 through November 15, 2017. This approval supersedes prior approvals.
Other Required Approvals. The Company has obtained required approvals for rates and tariffs, securities transactions and other approvals as required by the FERC.
D. Palo Verde
Spent Nuclear Fuel and Waste Disposal
Pursuant to the Nuclear Waste Policy Act of 1982, as amended in 1987 (the "NWPA"), the U.S. Department of Energy (the "DOE") is legally obligated to accept and dispose of all spent nuclear fuel and other high-level radioactive waste generated by all domestic power reactors by 1998. The DOE's obligations are reflected in a contract for Disposal of Spent Nuclear Fuel and/or High-Level Radioactive Waste (the "Standard Contract") with each nuclear power plant. The DOE failed to begin accepting spent nuclear fuel by 1998. On December 19, 2012, APS, acting on behalf of itself and the participant owners of Palo Verde, filed a second breach of contract lawsuit against the DOE. This lawsuit sought to recover damages incurred due to the DOE's failure to accept Palo Verde's spent nuclear fuel for the period beginning January 1, 2007 through June 30, 2011. On August 18, 2014, APS and the DOE entered into a settlement agreement, stipulating to a dismissal of the lawsuit and payment of $57.4 million by the DOE to the Palo Verde owners for certain specified costs incurred by Palo Verde during the period January 1, 2007 through June 30, 2011. On October 8, 2014, the Company received approximately $9.1 million, representing its share of the award. The majority of the award was credited to customers through the applicable fuel adjustment clauses. On October 31, 2014, APS acting on behalf of itself and the participant owners of Palo Verde, submitted to the government an additional request for reimbursement of spent nuclear fuel storage costs for the period July 1, 2011 through June 30, 2014. The accepted claim amount was $42.0 million. On June 1, 2015, the Company received approximately $6.6 million, representing its share of the award. The majority of the award was credited to customers through the applicable fuel adjustment clauses in March 2015.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

E. Common Stock
Dividends. The Company paid $11.9 million and $11.3 million in quarterly cash dividends during the three months ended September 30, 2015 and 2014, respectively. The Company paid a total of $35.1 million and $46.4 million in quarterly cash dividends during the nine and twelve months ended September 30, 2015, respectively. The Company paid a total of $33.3 million and $43.9 million in quarterly cash dividends during the nine and twelve months ended September 30, 2014, respectively.

Basic and Diluted Earnings Per Share. The basic and diluted earnings per share are presented below (in thousands except for share data):
	Three Months Ended September 30,
	2015	2014
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	40,289,010	40,213,741
Dilutive effect of unvested performance awards	40,519	51,069
Diluted number of common shares outstanding	40,329,529	40,264,810
Basic net income per common share:
Net income	$56,740	$52,476
Income allocated to participating restricted stock	(184)	(175)
Net income available to common shareholders	$56,556	$52,301
Diluted net income per common share:
Net income	$56,740	$52,476
Income reallocated to participating restricted stock	(184)	(175)
Net income available to common shareholders	$56,556	$52,301
Basic net income per common share:
Distributed earnings	$0.295	$0.280
Undistributed earnings	1.105	1.020
Basic net income per common share	$1.400	$1.300
Diluted net income per common share:
Distributed earnings	$0.295	$0.280
Undistributed earnings	1.105	1.020
Diluted net income per common share	$1.400	$1.300

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	40,267,533	40,181,367
Dilutive effect of unvested performance awards	32,268	27,634
Diluted number of common shares outstanding	40,299,801	40,209,001
Basic net income per common share:
Net income	$81,270	$87,187
Income allocated to participating restricted stock	(253)	(293)
Net income available to common shareholders	$81,017	$86,894
Diluted net income per common share:
Net income	$81,270	$87,187
Income reallocated to participating restricted stock	(253)	(293)
Net income available to common shareholders	$81,017	$86,894
Basic net income per common share:
Distributed earnings	$0.870	$0.825
Undistributed earnings	1.140	1.335
Basic net income per common share	$2.010	$2.160
Diluted net income per common share:
Distributed earnings	$0.870	$0.825
Undistributed earnings	1.140	1.335
Diluted net income per common share	$2.010	$2.160

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

	Twelve Months Ended September 30,
	2015	2014
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	40,255,439	40,169,801
Dilutive effect of unvested performance awards	24,201	20,726
Diluted number of common shares outstanding	40,279,640	40,190,527
Basic net income per common share:
Net income	$85,511	$88,378
Income allocated to participating restricted stock	(265)	(285)
Net income available to common shareholders	$85,246	$88,093
Diluted net income per common share:
Net income	$85,511	$88,378
Income reallocated to participating restricted stock	(265)	(285)
Net income available to common shareholders	$85,246	$88,093
Basic net income per common share:
Distributed earnings	$1.15	$1.09
Undistributed earnings	0.97	1.10
Basic net income per common share	$2.12	$2.19
Diluted net income per common share:
Distributed earnings	$1.15	$1.09
Undistributed earnings	0.97	1.10
Diluted net income per common share	$2.12	$2.19

The amount of restricted stock awards and performance shares at 100% performance level excluded from the calculation of the diluted number of common shares outstanding because their effect was antidilutive is presented below:

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,
	2015	2014	2015	2014	2015	2014
Restricted stock awards	65,076	59,627	60,647	60,264	60,742	59,296
Performance shares (a)	59,898	48,733	59,898	87,784	63,111	88,575

(a)	Certain performance shares were excluded from the computation of diluted earnings per share as no payouts would have been required based upon performance at the end of each corresponding period.

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
For both the three months ended September 30, 2015 and 2014, the Company’s effective tax rate was 30.2%. For the nine months ended September 30, 2015 and 2014, the Company’s effective tax rate was 30.2% and 30.9%, respectively. For the twelve months ended September 30, 2015 and 2014, the Company's effective tax rate was 30.4% and 29.1%, respectively. The Company's effective tax rate for all time periods differs from the federal statutory tax rate of 35.0% primarily due to the allowance for equity funds used during construction and state income taxes. The Company’s effective tax rate for the three and nine months ended September 30, 2015 also differs from the federal statutory tax rate of 35.0% due to a domestic production activities deduction earned in 2015 and capital gains in the qualified decommissioning trust realized in the first and third quarters of 2015, which are taxed at a federal rate of 20%.
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
Power Purchase and Sale Contracts
To supplement its own generation and operating reserves, and to meet required renewable portfolio standards, the Company engages in firm power purchase arrangements which may vary in duration and amount based on evaluation of the Company’s resource needs, the economics of the transactions, and specific renewable portfolio requirements. For a full discussion of power purchase and sale contracts that the Company has entered into with various counterparties, see Note K of Notes to Financial Statements in the 2014 Form 10-K. In addition to the contracts disclosed in the 2014 Form 10-K, in October 2015, the 25 MW additional energy transaction with Freeport-McMoran Copper and Gold Energy Services, LLC due to expire in December 2015 was extended through December 2016, in accordance with the Power Purchase and Sale Agreement.
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
Clean Air Interstate Rule/Cross State Air Pollution Rule. The EPA promulgated the Cross-State Air Pollution Rule ("CSAPR") in August 2011, which rule involves requirements to limit emissions of nitrogen oxides ("NOx") and sulfur dioxide ("SO2") from certain of the Company's power plants in Texas and/or purchase allowances representing other parties' emissions reductions. CSAPR was intended to replace the EPA's 2005 Clean Air Interstate Rule ("CAIR"). While the U.S. Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") vacated CSAPR in August 2012 and allowed CAIR to stand until the EPA issued a

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

proper replacement, on April 29, 2014, the U.S. Supreme Court reversed and upheld CSAPR, remanding certain portions of CSAPR to the D.C. Circuit for further consideration. On June 26, 2014, the EPA filed a motion asking the D.C. Circuit to lift its stay on CSAPR, and on October 23, 2014, the D.C Circuit lifted its stay of CSAPR. On July 28, 2015, the D.C. Circuit ruled that the EPA's emissions budgets for 13 states including Texas are invalid but left the rule in place on remand. While we are unable to determine the full impact of this decision until EPA takes further action, the Company believes it is currently positioned to comply with CSAPR.
National Ambient Air Quality Standards. Under the Clean Air Act ("CAA"), the EPA sets National Ambient Air Quality Standards ("NAAQS") for six criteria pollutants considered harmful to public health and the environment, including particulate matter ("PM"), NOx, carbon monoxide ("CO"), ozone and SO2. NAAQS must be reviewed by the EPA at five-year intervals. In 2010, the EPA tightened the NAAQS for both NOx and SO2. The EPA is considering a 1-hour secondary NAAQS for NOx and SO2. In January 2013, the EPA tightened the NAAQS for fine PM. On October 1, 2015, following on its November 2014 proposal, EPA released a final rule tightening the primary and secondary NAAQS for ground-level ozone from its 2008 standard levels of 75 parts per billion ("ppb") to 70 ppb. Ozone is the main component of smog. While not directly emitted into the air, it forms from precursors, including NOx and volatile organic compounds, in combination with sunlight. The EPA is expected to make attainment/nonattainment designations for the revised ozone standards by October 1, 2017. While it is currently unknown how the areas in which we operate will be designated, for nonattainment areas classified as "Moderate" and above, states, and any tribes that choose to do so, are expected to be required to complete development of implementation plans in the 2020-2021 timeframe. Nonattainment areas will have from 2020 to 2037 to meet the primary (health) standard, with the exact attainment date varying based on the ozone level in the area. The Company continues to evaluate what impact these final and proposed NAAQS could have on its operations. If the Company is required to install additional equipment to control emissions at its facilities, the NAAQS, individually or in the aggregate, could have a material impact on its operations and financial results.
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
Other Laws and Regulations and Risks. The Company has entered into an agreement to sell its interest in Four Corners to APS at the expiration of the 50-year participation agreement in July 2016. The Company believes that it has better economic and cleaner alternatives for serving the energy needs of its customers than coal-fired generation, which is subject to extensive regulation and litigation. By ceasing its participation in Four Corners, the Company expects to avoid the significant cost required to install expensive pollution control equipment in order to continue operation of the plant as well as the risks of water availability that might adversely affect the amount of power available, or the price thereof, from Four Corners in the future. The closing of the transaction is subject to the receipt of regulatory approvals.
Coal Combustion Waste. On October 19, 2015 the EPA's final rule regulating the disposal of coal combustion residuals (the “CCR Rule”) from electric utilities as solid waste took effect. The Company has a 7% ownership interest in Units 4 and 5 of Four Corners, the only coal-fired generating facility for which the Company has an ownership interest subject to the CCR Rule. The Company entered into a Purchase and Sale Agreement with APS in February 2015 to sell the Company’s entire ownership interest in Four Corners. For a discussion on the Purchase and Sale Agreement see Note E of the Notes to the Financial Statements in the 2014 Annual Report on Form 10-K. The CCR Rule requires plant owners to treat coal combustion residuals as Subtitle D (as opposed to a more costly Subtitle C) waste. In general, the Company is liable for only 7% of costs to comply with the CCR Rule (consistent with our ownership percentage). The Company, however, believes under the terms of the Four Corners Purchase Agreement and after the pending sale, as a former owner, that the Company is not responsible for a significant portion of the costs under the CCR Rule, such as ongoing operational costs after July 2016. Accordingly, the Company does not expect the CCR Rule to have a significant impact on our financial condition or results of operations.
On September 30, 2015, the EPA finalized revisions to the wastewater effluent limitation guidelines for steam electric power generators (the “Revised ELG Rule”). The Revised ELG Rule establishes requirements for wastewater streams from certain processes at affected facilities, including limits on toxic metals in wastewater discharges. Facilities must comply with the Revised ELG Rule between 2018 and 2023. The EPA anticipates that the new requirements in the Revised ELG Rule will only affect certain

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

coal-fired steam electric power plants. Because the Company will no longer have an interest in Four Corners after July 2016, the Company does not expect the Revised ELG Rule to have a significant impact on our financial condition or results of operations.
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
Climate Change. The U.S. federal government has either considered, proposed and/or finalized legislation or regulations limiting greenhouse gas ("GHG") emissions, including carbon dioxide ("CO2"). In particular, the U.S. Congress has considered legislation to restrict or regulate GHG emissions. In the past few years, the EPA began using the CAA to regulate CO2 and other GHG emissions, such as the 2009 GHG Reporting Rule and the EPA's sulfur hexafluoride ("SF6") reporting rule, both of which apply to the Company, as well as the EPA's 2010 actions to impose permitting requirements on new and modified sources of GHG emissions. After announcing his plan to address climate change in 2013, the President directed the EPA to issue proposals for GHG rulemaking addressing power plants. In October 2015, the EPA published a final rule establishing new source performance standards ("NSPS") limiting CO2 emissions from new, modified and reconstructed electric generating units.  In October 2015, the EPA also published a rule establishing guidelines for states to regulate CO2 emissions from existing power plants, as well as a proposed "federal plan" to address CO2 emissions from affected units in those states that do not submit an approvable compliance plan. The standards for existing plants are known as the Clean Power Plan ("CPP"), under which rule interim emissions performance rates must be achieved beginning in 2022 and final emissions performance rates by 2030.  Legal challenges to the CPP were filed by groups of states and industry members in the Court of Appeals for the D.C. Circuit on October 23, 2015, and more challenges are expected.  We are evaluating the CPP, the NSPS and the proposed CPP "federal plan" and, in part because state CPP compliance plans are not due until September 2016, we cannot at this time determine the impact of the CPP on our financial position, results of operations or cash flows.
Environmental Litigation and Investigations. Since 2009, the EPA and certain environmental organizations have been scrutinizing, and in some cases, have filed lawsuits, relating to certain air emissions and air permitting matters related to Four Corners. Beginning in July 2011, the U.S. Department of Justice (the "DOJ"), on behalf of the EPA, and APS were engaged in substantive settlement negotiations in an effort to resolve DOJ pre-enforcement action. The allegations being addressed through settlement negotiations are that APS failed to obtain the necessary permits and install the controls necessary under the CAA to reduce SO2, NOx, and PM, and that defendants failed to obtain an operating permit under Title V of the CAA that reflects applicable requirements imposed by law. In November 2014, the DOJ provided APS with a draft consent decree to settle the EPA matter, which decree contains specific provisions for the reduction and control of NOx, SO2, and PM, as well as provisions for a civil penalty, and expenditures on environmental mitigation projects with an emphasis on projects that address alleged harm to the Navajo Nation. On June 24, 2015, the parties filed with the U.S. District Court for New Mexico a settlement agreement ("CAA Settlement Agreement") resolving this matter. On August 17, 2015, the U.S. District Court for New Mexico entered the CAA Settlement Agreement. The agreement imposes a total civil penalty payable by the co-owners of Four Corners collectively in the amount of $1.5 million, and it requires the co-owners to pay $6.7 million for environmental mitigation projects. As of September 30, 2015, the Company has a provision for its share of approximately $0.5 million related to this matter.
In a related action, on October 4, 2011, Earthjustice filed a lawsuit in the United States District Court for New Mexico alleging violations of the Prevention of Significant Deterioration ("PSD") provisions of the CAA related to Four Corners. Thereafter, on January 6, 2012, Earthjustice filed a First Amended Complaint adding claims for violations of the CAA's NSPS program. The lawsuit addressed allegations similar to those raised in the DOJ pre-enforcement action described in the preceding paragraph. Among other things, the plaintiffs sought to have the court enjoin operations at Four Corners until APS applies for and obtains any required PSD permits and complies with the referenced NSPS program. Because the allegations in the DOJ pre-enforcement action and this lawsuit were substantially similar, the negotiations between the DOJ and APS regarding the pre-enforcement action also included Earthjustice. Accordingly, in response to the CAA Settlement Agreement, the parties to the case moved to dismiss the proceedings. Accordingly, the proceedings were terminated as of August 17, 2015. The CAA Settlement Agreement represents the final judgment in this case.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

New Mexico Tax Matter Related to Coal Supplied to Four Corners
On May 23, 2013, the New Mexico Taxation and Revenue Department issued a notice of assessment for coal severance surtax, penalty, and interest totaling approximately $30 million related to coal supplied under the coal supply agreement for Four Corners (the "Assessment"). The Company's share of the Assessment is approximately $1.5 million. On behalf of the Four Corners participants, the coal supplier made a partial payment of the Assessment and immediately filed a refund claim with respect to that partial payment in August 2013. The New Mexico Taxation and Revenue Department denied the refund claim. On December 19, 2013, the coal supplier and APS, on its own behalf and as operating agent for Four Corners, filed complaints with the New Mexico District Court contesting both the validity of the Assessment and the refund claim denial. On June 30, 2015, the court ruled that the Assessment was not valid and further ruled that APS and the other Four Corners co-owners receive a refund of all of the contested amounts previously paid under the applicable tax statute. The New Mexico Taxation and Revenue Department filed a Notice of Appeal on August 31, 2015 with respect to the decision. The Company cannot predict the timing, results, or potential impacts of the outcome of this litigation.
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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

I. Employee Benefits
Retirement Plans
The net periodic benefit cost recognized for the three, nine and twelve months ended September 30, 2015 and 2014 is made up of the components listed below as determined using the projected unit credit actuarial cost method (in thousands):

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,
	2015	2014	2015	2014	2015	2014
Components of net periodic benefit cost:
Service cost	$2,394	$2,112	$6,594	$6,474	$8,707	$8,805
Interest cost	3,622	3,691	10,872	11,351	14,563	14,755
Expected return on plan assets	(4,951)	(4,681)	(14,846)	(14,017)	(19,528)	(18,294)
Amortization of:
Net loss	2,485	2,283	7,985	6,571	10,267	9,346
Prior service benefit	(855)	(877)	(2,630)	(2,030)	(3,506)	(2,006)
Net periodic benefit cost	$2,695	$2,528	$7,975	$8,349	$10,503	$12,606
During the nine months ended September 30, 2015, the Company contributed $10.4 million of its projected $11.1 million 2015 annual contribution to its retirement plans.
Other Postretirement Benefits
The net periodic benefit cost recognized for the three, nine and twelve months ended September 30, 2015 and 2014 is made up of the components listed below (in thousands):

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,
	2015	2014	2015	2014	2015	2014
Components of net periodic benefit cost:
Service cost	$841	$712	$2,591	$2,134	$3,302	$2,805
Interest cost	976	1,115	3,026	3,347	4,142	4,461
Expected return on plan assets	(503)	(529)	(1,553)	(1,587)	(2,082)	(2,103)
Amortization of:
Prior service benefit	(751)	(1,188)	(2,301)	(3,564)	(3,490)	(4,979)
Net gain	(519)	(668)	(1,519)	(2,004)	(2,186)	(2,630)
Net periodic benefit cost (benefit)	$44	$(558)	$244	$(1,674)	$(314)	$(2,446)
The Company has not contributed to its other postretirement benefits plan during the nine months ended September 30, 2015 and does not expect to contribute to its other postretirement benefit plan in 2015.
J. Financial Instruments and Investments
FASB guidance requires the Company to disclose estimated fair values for its financial instruments. The Company has determined that cash and temporary investments, investment in debt securities, accounts receivable, decommissioning trust funds, long-term debt, short-term borrowings under the Revolving Credit Facility (the "RCF"), accounts payable and customer deposits meet the definition of financial instruments. The carrying amounts of cash and temporary investments, accounts receivable, accounts payable and customer deposits approximate fair value because of the short maturity of these items. Investments in debt securities and decommissioning trust funds are carried at fair value.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Long-Term Debt and Short-Term Borrowings Under the RCF. The fair values of the Company's long-term debt and short-term borrowings under the RCF are based on estimated market prices for similar issues and are presented below (in thousands):

	September 30, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Pollution Control Bonds	$193,135	$210,179	$193,135	$213,083
Senior Notes	846,123	994,040	846,044	968,728
RGRT Senior Notes (1)	95,000	101,745	110,000	117,215
RCF (1)	118,693	118,693	14,532	14,532
Total	$1,252,951	$1,424,657	$1,163,711	$1,313,558
_______________

(1)
Nuclear fuel financing of $95 million at September 30, 2015 and $110 million at December 31, 2014, is funded through the RGRT Senior Notes and $33.7 million and $14.5 million, respectively under the RCF. As of September 30, 2015, $85.0 million was outstanding under the RCF for working capital or general corporate purposes. As of December 31, 2014, no amount was outstanding under the RCF for working capital or general corporate purposes. The interest rate on the Company's borrowings under the RCF is reset throughout the quarter reflecting current market rates. Consequently, the carrying value approximates fair value.

Marketable Securities. The Company's marketable securities, included in decommissioning trust funds in the balance sheets, are reported at fair value which was $231.9 million and $234.3 million at September 30, 2015 and December 31, 2014, respectively. These securities are classified as available for sale under FASB guidance for certain investments in debt and equity securities and are valued using prices and other relevant information generated by market transactions involving identical or comparable securities. The reported fair values include gross unrealized losses on marketable securities whose impairment the Company has deemed to be temporary. The tables below present the gross unrealized losses and the fair value of these securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	September 30, 2015
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities (1):
Federal Agency Mortgage Backed Securities	$94	$(1)	$2,197	$(46)	$2,291	$(47)
U.S. Government Bonds	6,375	(58)	13,402	(432)	19,777	(490)
Municipal Obligations	10,994	(244)	9,019	(493)	20,013	(737)
Corporate Obligations	7,036	(406)	1,629	(135)	8,665	(541)
Total Debt Securities	24,499	(709)	26,247	(1,106)	50,746	(1,815)
Common Stock	6,958	(908)	—	—	6,958	(908)
Institutional Funds-International Equity	21,536	(1,725)	—	—	21,536	(1,725)
Equity Mutual Funds	8,792	(502)	—	—	8,792	(502)
Total Temporarily Impaired Securities	$61,785	$(3,844)	$26,247	$(1,106)	$88,032	$(4,950)

_________________

(1)	Includes 141 securities.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2014
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities (2):
Federal Agency Mortgage Backed Securities	$—	$—	$2,383	$(57)	$2,383	$(57)
U.S. Government Bonds	1,552	(2)	20,060	(573)	21,612	(575)
Municipal Obligations	6,433	(65)	8,570	(410)	15,003	(475)
Corporate Obligations	2,455	(24)	2,461	(111)	4,916	(135)
Total Debt Securities	10,440	(91)	33,474	(1,151)	43,914	(1,242)
Common Stock	1,475	(229)	—	—	1,475	(229)
Institutional Funds-International Equity	22,736	(821)	—	—	22,736	(821)
Total Temporarily Impaired Securities	$34,651	$(1,141)	$33,474	$(1,151)	$68,125	$(2,292)

_________________

(2)	Includes 106 securities.
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
The reported fair values also include gross unrealized gains on marketable securities which have not been recognized in the Company's net income. The table below presents the unrecognized gross unrealized gains and the fair value of these securities, aggregated by investment category (in thousands):

	September 30, 2015		December 31, 2014
	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains
Description of Securities:
Federal Agency Mortgage Backed Securities	$18,780	$562	$15,388	$665
U.S. Government Bonds	25,250	468	20,016	567
Municipal Obligations	10,288	371	11,642	595
Corporate Obligations	11,419	490	13,762	850
Total Debt Securities	65,737	1,891	60,808	2,677
Common Stock	72,309	35,032	99,160	48,253
Cash and Cash Equivalents	5,807	—	6,193	—
Total	$143,853	$36,923	$166,161	$50,930

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The Company's marketable securities include investments in municipal, corporate and federal debt obligations. Substantially all of the Company's mortgage-backed securities, based on contractual maturity, are due in ten years or more. The mortgage-backed securities have an estimated weighted average maturity which generally range from two years to six years and reflects anticipated future prepayments. The contractual year for maturity of these available-for-sale securities as of September 30, 2015 is as follows (in thousands):

	Total	2015	2016 through 2019	2020 through 2024	2025 and Beyond
Municipal Debt Obligations	$30,301	$—	$10,193	$13,526	$6,582
Corporate Debt Obligations	20,084	697	5,720	7,594	6,073
U.S. Government Bonds	45,027	3,051	15,666	16,844	9,466
The Company recognizes impairment losses on certain of its securities deemed to be other than temporary. In accordance with FASB guidance, these impairment losses are recognized in net income, and a lower cost basis is established for these securities. The Company did not recognize other than temporary impairment losses on its available-for-sale securities in the three, nine and twelve month periods ending September 30, 2015 and 2014, respectively.
The Company's marketable securities in its decommissioning trust funds are sold from time to time and the Company uses the specific identification basis to determine the amount to reclassify out of accumulated other comprehensive income and into net income. The proceeds from the sale of these securities and the related effects on pre-tax income are as follows (in thousands):

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,
	2015	2014	2015	2014	2015	2014
Proceeds from sales or maturities of available-for-sale securities	$26,618	$10,980	$63,776	$47,355	$124,732	$74,083
Gross realized gains included in pre-tax income	$4,515	$1,239	$8,330	$4,502	$12,467	$4,895
Gross realized losses included in pre-tax income	(191)	(415)	(443)	(711)	(1,021)	(838)
Net gains in pre-tax income	$4,324	$824	$7,887	$3,791	$11,446	$4,057
Net unrealized holding gains (losses) included in accumulated other comprehensive income	$(8,092)	$897	$(8,641)	$7,965	$(5,779)	$16,803
Net gains reclassified out of accumulated other comprehensive income	(4,324)	(824)	(7,887)	(3,791)	(11,446)	(4,057)
Net gains (losses) in other comprehensive income	$(12,416)	$73	$(16,528)	$4,174	$(17,225)	$12,746
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

•
Level 2 – Inputs other than quoted market prices included in Level 1 that are observable for the asset or liability either directly or indirectly. Financial assets utilizing Level 2 inputs include the nuclear decommissioning trust investments in fixed income securities. The fair value of these financial instruments is based on evaluated prices that reflect observable market information, such as actual trade information of similar securities, adjusted for observable differences. The

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Institutional Funds are valued using the NAV provided by the administrator of the fund. The NAV price is quoted on a restrictive market although the underlying investments are traded on active markets.

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
During the first quarter of 2014, the Company sold its nuclear decommissioning trust investments in equity mutual funds, classified as Level 1, and invested those assets in institutional funds which are classified as Level 2. The fair value of the Company's decommissioning trust funds and investment in debt securities, at September 30, 2015 and December 31, 2014, and the level within the three levels of the fair value hierarchy defined by FASB guidance are presented in the table below (in thousands):

Description of Securities	Fair Value as of September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading Securities:
Investments in Debt Securities	$1,573	$—	$—	$1,573
Available for sale:
U.S. Government Bonds	$45,027	$45,027	$—	$—
Federal Agency Mortgage Backed Securities	21,071	—	21,071	—
Municipal Obligations	30,301	—	30,301	—
Corporate Obligations	20,084	—	20,084	—
Subtotal, Debt Securities	116,483	45,027	71,456	—
Common Stock	79,267	79,267	—	—
Equity Mutual Funds	8,792	8,792	—	—
Institutional Funds-International Equity	21,536	—	21,536	—
Cash and Cash Equivalents	5,807	5,807	—	—
Total available for sale	$231,885	$138,893	$92,992	$—

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Description of Securities	Fair Value as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading Securities:
Investments in Debt Securities	$1,653	$—	$—	$1,653
Available for sale:
U.S. Government Bonds	$41,628	$41,628	$—	$—
Federal Agency Mortgage Backed Securities	17,771	—	17,771	—
Municipal Obligations	26,645	—	26,645	—
Corporate Obligations	18,678	—	18,678	—
Subtotal, Debt Securities	104,722	41,628	63,094	—
Common Stock	100,635	100,635	—	—
Institutional Funds-International Equity	22,736	—	22,736	—
Cash and Cash Equivalents	6,193	6,193	—	—
Total available for sale	$234,286	$148,456	$85,830	$—
There were no transfers in or out of Level 1 and Level 2 fair value measurements categories due to changes in observable inputs during the three, nine and twelve month periods ending September 30, 2015 and 2014. There were no purchases, sales, issuances, and settlements related to the assets in the Level 3 fair value measurement category during the three, nine and twelve months ended September 30, 2015 and 2014.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
El Paso Electric Company:

We have reviewed the condensed balance sheet of El Paso Electric Company (the Company) as of September 30, 2015, the related condensed statements of operations and comprehensive operations for the three-month, nine-month, and twelve-month periods ended September 30, 2015 and 2014, and the related condensed statements of cash flows for the nine-month periods ended September 30, 2015 and 2014. These financial statements are the responsibility of the Company's management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of El Paso Electric Company as of December 31, 2014, and the related statements of operations, comprehensive operations, changes in common stock equity, and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2015, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2014 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ KPMG LLP
Kansas City, Missouri
November 6, 2015

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

Summary of Critical Accounting Policies and Estimates
Our financial statements have been prepared in conformity with GAAP. We believe that of our significant accounting policies, the following are noteworthy because they are based on estimates and assumptions that require complex, subjective assumptions by management, which can materially impact reported results. Changes in these estimates or assumptions, or actual results that are different, could materially impact our financial condition and results of operation. Our critical accounting policies and estimates are more fully described in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-Q for the period ended June 30, 2015 and 2014 Form 10-K.

Summary
The following is an overview of our results of operations for the three, nine and twelve month periods ended September 30, 2015 and 2014. Net income and basic earnings per share for the three, nine and twelve month periods ended September 30, 2015 and 2014 are shown below:

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,
	2015	2014	2015	2014	2015	2014
Net income (in thousands)	$56,740	$52,476	$81,270	$87,187	$85,511	$88,378
Basic earnings per share	1.40	1.30	2.01	2.16	2.12	2.19

Regulatory Lag
Our results of operations for the three, nine, and twelve months ended September 30, 2015 compared to the same periods in 2014 have been negatively impacted as a result of the completion and the placement in service of MPS Units 1 & 2 (including common plant, transmission lines and substation) and the Eastside Operations Center ("EOC") in the first quarter of 2015, without a corresponding increase in revenues. The primary impact from these assets being placed in service include a reduction in amounts capitalized for allowance for funds used during construction ("AFUDC"), and increases in depreciation, operations and maintenance expense, property taxes, and interest cost during the three and nine month periods.

The following table and accompanying explanations show the primary factors affecting the after-tax change in net income between the 2015 and 2014 periods presented (in thousands):

	Three Months Ended	Nine Months Ended	Twelve Months Ended
September 30, 2014 net income	$52,476	$87,187	$88,378
Change in (net of tax):
Increased retail non-fuel base revenues (a)	9,133	8,365	9,352
Increased investment and interest income (b)	2,825	3,232	5,814
Increase (decreased) allowance for funds used during construction (c)	(2,518)	(2,107)	441
Increased interest on long-term debt (d)	(1,202)	(3,667)	(3,940)
Increased depreciation and amortization (e)	(1,102)	(3,084)	(3,555)
Decreased (increased) Palo Verde operations and maintenance expense (f)	(992)	221	(1,043)
Deregulated Palo Verde Unit 3 (g)	(915)	(2,835)	(2,220)
Increased transmission and distribution O&M expense (h)	(356)	(1,832)	(2,503)
Increased operations and maintenance at fossil fuel generating plants (i)	(17)	(2,799)	(2,663)
Palo Verde performance rewards, net (j)	—	(1,415)	(1,415)
Other	(592)	4	(1,135)
September 30, 2015 net income	$56,740	$81,270	$85,511

______________

(a)
Retail non-fuel base revenues increased for the three, nine and twelve months ended September 30, 2015 compared to the same periods last year primarily due to increased revenues from our residential and small commercial and industrial customers primarily due to increased kWh sales that resulted from hotter weather experienced in the third quarter of 2015 and an increase in average number of customers. These increases in the nine and twelve months periods were partially offset by decreased non-fuel base revenues from sales to public authorities which was partially caused by a military installation moving a portion of their load to an interruptible rate. Retail non-fuel revenues exclude fuel recovered through New Mexico base rates. For a complete discussion of non-fuel base revenues, see page 33.

(b)
Investment and interest income increased for the three, nine and twelve months ended September 30, 2015 compared to the same periods last year primarily due to further diversification and re-balancing of our Palo Verde decommissioning trust fund equity portfolio.

(c)
AFUDC decreased for the three and nine months ended September 30, 2015 compared to the same periods last year due to lower balances of construction work in progress ("CWIP"), primarily due to MPS Units 1 and 2 and the EOC being placed in service during the first quarter of 2015 and a reduction in the AFUDC accrual rate. AFUDC increased for the twelve months ended September 30, 2015 due to higher balances of CWIP that existed prior to MPS Units 1 and 2 and the EOC being placed in service during the first quarter of 2015.

(d)
Interest on long-term debt increased for the three, nine and twelve month periods ended September 30, 2015 compared to the same periods last year due to interest on the $150 million of 5.00% senior notes issued in December 2014.

(e)
Depreciation and amortization increased for the three, nine and twelve month periods ended September 30, 2015, compared to the same periods last year primarily due to an increase in depreciable plant, primarily due to MPS Units 1 and 2, and the EOC being placed in service during the first quarter of 2015.

(f)
Palo Verde operations and maintenance expenses increased for the three and twelve months ended September 30, 2015 compared to the same periods last year primarily due to increased operating expenses partially offset by decreased administrative and general expenses. Palo Verde operations and maintenance expenses decreased for the nine months ended September 30, 2015 compared to the same period last year primarily due to decreased administrative and general expenses partially offset by an increase in operating expenses.

(g)
Deregulated Palo Verde Unit 3 revenues decreased reflecting a reduction in proxy market prices for the three, nine and twelve month periods of 20.3%, 24.6% and 24.5%, respectively, due to a decline in the price of natural gas as well as decreased generation for the nine month period in 2015 due to a scheduled 2015 spring refueling outage that was completed in May 2015 with no comparable outage in 2014.

(h)
Transmission and distribution operation and maintenance expense increased for the three, nine, and twelve month periods ended September 30, 2015 primarily due to system support and improvements and preventative maintenance.

(i)
Operations and maintenance at our fossil fuel generating plants increased for the nine and twelve month periods ended September 30, 2015 compared to the same periods last year, primarily due to operations and maintenance expense at MPS in 2015 with no comparable amount in the same periods last year and increased maintenance at Four Corners and the Newman power stations. Theses increases were partially offset by decreased maintenance at the Rio Grande plant. Operations and maintenance expense at our fossil-fuel generating plants increased slightly for the three month period ended September 30, 2015 primarily due to operations and maintenance expense at MPS in 2015, with no comparable expense during the same period last year and an increased level of maintenance activity at the Four Corners plant. These increases were largely offset by decreased maintenance at the Rio Grande plant.

(j)
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
Weather significantly impacts our residential, small commercial and industrial customers, and to a lesser extent, our sales to public authorities. Heating and cooling degree days can be used to evaluate the effect of weather on energy use. For each degree the average outdoor temperature varies from a standard of 65 degrees Fahrenheit, a degree day is recorded. For the three, nine and twelve months ended September 30, 2015, retail non-fuel base revenues were positively impacted by above average weather compared to the same periods in 2014. Cooling degree days in the third quarter of 2015 increased 22.4% when compared to the same period in 2014 and were 15.9% above the 10-year average. Cooling degree days for the nine months ended September 30, 2015 increased 6.3% compared to the same period last year and were 4.7% above the 10-year average. For the twelve months ended September 30, 2015, cooling degree days increased 8.3%, when compared to the same period last year and were 6.1% above the 10-year average. For the nine months ended September 30, 2015, heating degree days increased 15.7% when compared to the same period last year, but were 3.3% below the 10-year average. Heating degree days for the twelve months ended September 30, 2015 were relatively unchanged when compared to the same period last year, but were 5.4% below than the 10-year average. The table below shows heating and cooling degree days compared to a 10-year average.

	Three Months Ended			Nine Months Ended			Twelve Months Ended
	September 30,			September 30,			September 30,
			10-Year			10-Year			10-Year
	2015	2014	Average	2015	2014	Average	2015	2014	Average*
Heating degree days	—	—	1	1,206	1,042	1,247	2,064	2,049	2,182
Cooling degree days	1,732	1,415	1,495	2,695	2,535	2,574	2,831	2,615	2,667
______________
* Calendar year basis.
Customer growth is also a key driver of the growth of retail sales. The average number of retail customers grew 1.4% for the three and nine month periods ended September 30, 2015 when compared to the same period last year and 1.3% for the twelve month period. See the tables presented on pages 35, 36 and 37 which provide detail on the average number of retail customers and the related revenues and kWh sales.
Retail non-fuel base revenues. Retail non-fuel base revenues increased $14.1 million, or 7.7% for the three months ended September 30, 2015, when compared to the same period last year. The increase in retail non-fuel base revenues includes a $9.5 million increase from sales to residential customers and a $1.8 million increase from sales to our small commercial and industrial customers largely resulting from hotter weather during the quarter compared to the same period in 2014. Retail non-fuel base revenues from large commercial and industrial customers increased $1.4 million due to an interruptible rate adjustment for a large customer. Retail non-fuel revenues from sales to public authorities increased $1.3 million reflecting an 8.2% increase in kWh sales.
Retail non-fuel base revenues increased $12.9 million, or 2.9% for the nine months ended September 30, 2015, when compared to the same period last year. The increase in retail non-fuel base revenues includes a $10.4 million increase in revenues from residential customers and a $1.9 million increase in revenues from small commercial and industrial customers reflecting hotter weather in the third quarter of 2015 and an increase of 1.3% and 1.8%, respectively in the average number of customers. KWh sales to public authorities increased 1.6% while revenues declined by $0.7 million due to a military installation moving a portion of their load to an interruptible rate. Retail non-fuel revenues from large commercial and industrial customers increased $1.2 million due to an interruptible rate adjustment for a large customer.
Retail non-fuel base revenues increased $14.4 million, or 2.6% for the twelve months ended September 30, 2015, when compared to the same period last year. The increase in retail non-fuel base revenues includes an $11.7 million increase from sales to residential customers and a $2.5 million increase from sales to our small commercial and industrial customers reflecting hotter weather in the third quarter of 2015 and a 1.9% increase in the average number of customers served compared to the same period in 2014. KWh sales to public authorities increased 0.2% while revenues declined by $0.8 million due to a military installation moving a portion of their load to an interruptible rate. Retail non-fuel revenues from large commercial and industrial customers increased $1.0 million due to an interruptible rate adjustment for a large customer.
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
In the three, nine and twelve months ended September 30, 2015, we over-recovered our fuel costs by $0.1 million, $10.9 million and $9.0 million, respectively. In May 2014, we implemented a 6.9% increase in our fixed fuel factor in Texas which was based upon a formula that reflects increases in prices for natural gas. In July 2014, the PUCT approved a settlement in the Texas fuel reconciliation proceeding designated as PUCT Docket No. 41852 and financial implications of the settlement were recorded in the second quarter of 2014 increasing fuel revenues by $2.2 million. In September 2014 and March 2015, $7.9 million and $5.8 million, respectively, were credited to customers through the applicable fuel adjustment clauses as the result of a reimbursement from the DOE related to spent nuclear fuel storage. At September 30, 2015, we had a net fuel over-recovery balance of $1.6 million, including an over-recovery of $4.0 million in New Mexico and FERC jurisdiction and an under-recovery of $2.4 million in Texas.
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
Off-system sales revenues decreased $6.9 million, or 25.0% for the three months ended September 30, 2015, when compared to the same period last year, as a result of lower average market prices for power and a 3.8% decrease in kWh sales. Retained margins from off-system sales decreased $0.2 million, or 28.1% for the three months ended September 30, 2015, compared to the same period last year. Off-system sales revenues decreased $26.9 million, or 34.6% for the nine months ended September 30, 2015, when compared to the same period last year, as a result of lower average market prices for power and a 4.5% decrease in kWh sales. Retained margins from off-system sales decreased $0.8 million, or 44.8% for the nine months ended September 30, 2015, compared to the same period last year. Off-system sales revenues decreased $26.5 million, or 27.2% for the twelve months ended September 30, 2015, when compared to the same period last year, as a result of lower average market prices for power and a 2.5% decrease in kWh sales. Retained margins from off-system sales decreased $0.7 million, or 33.1% for the twelve months ended September 30, 2015, compared to the same period last year.

Comparisons of kWh sales and operating revenues are shown below (in thousands):
			Increase (Decrease)
Quarter Ended September 30:	2015	2014	Amount	Percent
kWh sales:
Retail:
Residential	1,000,997	894,525	106,472	11.9%
Commercial and industrial, small	718,897	694,928	23,969	3.4
Commercial and industrial, large	270,240	276,226	(5,986)	(2.2)
Sales to public authorities	459,212	424,445	34,767	8.2
Total retail sales	2,449,346	2,290,124	159,222	7.0
Wholesale:
Sales for resale	22,126	19,211	2,915	15.2
Off-system sales	711,934	740,153	(28,219)	(3.8)
Total wholesale sales	734,060	759,364	(25,304)	(3.3)
Total kWh sales	3,183,406	3,049,488	133,918	4.4
Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$90,803	$81,296	$9,507	11.7%
Commercial and industrial, small	62,966	61,143	1,823	3.0
Commercial and industrial, large	13,327	11,929	1,398	11.7
Sales to public authorities	29,588	28,266	1,322	4.7
Total retail non-fuel base revenues	196,684	182,634	14,050	7.7
Wholesale:
Sales for resale	936	771	165	21.4
Total non-fuel base revenues	197,620	183,405	14,215	7.8
Fuel revenues:
Recovered from customers during the period	39,614	54,405	(14,791)	(27.2)
Over collection of fuel (1)	(101)	(12,136)	12,035	99.2
New Mexico fuel in base rates	23,215	22,416	799	3.6
Total fuel revenues (2)	62,728	64,685	(1,957)	(3.0)
Off-system sales:
Fuel cost	17,920	22,007	(4,087)	(18.6)
Shared margins	2,446	5,126	(2,680)	(52.3)
Retained margins	435	605	(170)	(28.1)
Total off-system sales	20,801	27,738	(6,937)	(25.0)
Other (3)	8,564	7,817	747	9.6
Total operating revenues	$289,713	$283,645	$6,068	2.1
Average number of retail customers (4):
Residential	357,913	353,075	4,838	1.4%
Commercial and industrial, small	40,368	39,730	638	1.6
Commercial and industrial, large	49	49	—	—
Sales to public authorities	5,240	5,112	128	2.5
Total	403,570	397,966	5,604	1.4
____________

(1)	2014 includes the portion of a DOE refund related to spent fuel storage of $7.9 million that was credited to customers through the applicable fuel adjustment clauses.

(2)	Includes deregulated Palo Verde Unit 3 revenues for the New Mexico jurisdiction of $2.5 million and $3.9 million in 2015 and 2014, respectively.

(3)	Represents revenues with no related kWh sales.

(4)	The number of retail customers is based on the number of service locations.

Comparisons of kWh sales and operating revenues are shown below (in thousands):
			Increase (Decrease)
Nine Months Ended September 30:	2015	2014	Amount	Percent
kWh sales:
Retail:
Residential	2,203,590	2,087,558	116,032	5.6%
Commercial and industrial, small	1,835,931	1,809,477	26,454	1.5
Commercial and industrial, large	802,182	794,891	7,291	0.9
Sales to public authorities	1,222,187	1,202,403	19,784	1.6
Total retail sales	6,063,890	5,894,329	169,561	2.9
Wholesale:
Sales for resale	54,575	51,931	2,644	5.1
Off-system sales	1,913,215	2,003,020	(89,805)	(4.5)
Total wholesale sales	1,967,790	2,054,951	(87,161)	(4.2)
Total kWh sales	8,031,680	7,949,280	82,400	1.0
Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$197,165	$186,718	$10,447	5.6%
Commercial and industrial, small	148,800	146,939	1,861	1.3
Commercial and industrial, large	31,455	30,220	1,235	4.1
Sales to public authorities	72,163	72,837	(674)	(0.9)
Total retail non-fuel base revenues	449,583	436,714	12,869	2.9
Wholesale:
Sales for resale	2,065	1,899	166	8.7
Total non-fuel base revenues	451,648	438,613	13,035	3.0
Fuel revenues:
Recovered from customers during the period	102,985	126,107	(23,122)	(18.3)
Under (over) collection of fuel (1)	(10,933)	1,223	(12,156)	—
New Mexico fuel in base rates	55,765	55,643	122	0.2
Total fuel revenues (2)	147,817	182,973	(35,156)	(19.2)
Off-system sales:
Fuel cost	41,204	61,470	(20,266)	(33.0)
Shared margins	8,698	14,515	(5,817)	(40.1)
Retained margins	955	1,729	(774)	(44.8)
Total off-system sales	50,857	77,714	(26,857)	(34.6)
Other (3)	22,645	21,662	983	4.5
Total operating revenues	$672,967	$720,962	$(47,995)	(6.7)
Average number of retail customers (4):
Residential	356,388	351,813	4,575	1.3%
Commercial and industrial, small	40,207	39,477	730	1.8
Commercial and industrial, large	49	49	—	—
Sales to public authorities	5,243	5,090	153	3.0
Total	401,887	396,429	5,458	1.4
____________

(1)
Includes the portion of DOE refunds related to spent fuel storage of $5.8 million and $7.9 million in 2015 and 2014, respectively, that were credited to customers through the applicable fuel adjustment clauses. 2014 includes $2.2 million related to Palo Verde performance rewards, net.

(2)	Includes deregulated Palo Verde Unit 3 revenues for the New Mexico jurisdiction of $7.5 million and $11.9 million in 2015 and 2014, respectively.

(3)	Represents revenues with no related kWh sales.

(4)	The number of retail customers presented is based on the number of service locations.

Comparisons of kWh sales and operating revenues are shown below (in thousands):
			Increase (Decrease)
Twelve Months Ended September 30:	2015	2014	Amount	Percent
kWh sales:
Retail:
Residential	2,756,567	2,628,384	128,183	4.9%
Commercial and industrial, small	2,384,300	2,345,295	39,005	1.7
Commercial and industrial, large	1,071,766	1,077,171	(5,405)	(0.5)
Sales to public authorities	1,582,568	1,579,209	3,359	0.2
Total retail sales	7,795,201	7,630,059	165,142	2.2
Wholesale:
Sales for resale	64,373	60,850	3,523	5.8
Off-system sales	2,519,964	2,583,781	(63,817)	(2.5)
Total wholesale sales	2,584,337	2,644,631	(60,294)	(2.3)
Total kWh sales	10,379,538	10,274,690	104,848	1.0
Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$244,818	$233,127	$11,691	5.0%
Commercial and industrial, small	187,249	184,744	2,505	1.4
Commercial and industrial, large	40,474	39,460	1,014	2.6
Sales to public authorities	91,392	92,215	(823)	(0.9)
Total retail non-fuel base revenues	563,933	549,546	14,387	2.6
Wholesale:
Sales for resale	2,443	2,204	239	10.8
Total non-fuel base revenues	566,376	551,750	14,626	2.7
Fuel revenues:
Recovered from customers during the period	137,930	157,531	(19,601)	(12.4)
Under (over) collection of fuel (1)	(9,046)	3,703	(12,749)	—
New Mexico fuel in base rates	71,736	71,725	11	—
Total fuel revenues (2)	200,620	232,959	(32,339)	(13.9)
Off-system sales:
Fuel cost	54,450	78,332	(23,882)	(30.5)
Shared margins	15,300	17,277	(1,977)	(11.4)
Retained margins	1,373	2,051	(678)	(33.1)
Total off-system sales	71,123	97,660	(26,537)	(27.2)
Other (3) (4)	31,411	28,890	2,521	8.7
Total operating revenues	$869,530	$911,259	$(41,729)	(4.6)
Average number of retail customers (5):
Residential	355,705	351,234	4,471	1.3%
Commercial and industrial, small	40,147	39,416	731	1.9
Commercial and industrial, large	50	50	—	—
Sales to public authorities	5,205	5,079	126	2.5
Total	401,107	395,779	5,328	1.3

________________________________________

(1)
Includes the portion of DOE refunds related to spent fuel storage of $5.8 million and $7.9 million in 2015 and 2014, respectively, that were credited to customers through the applicable fuel adjustment clauses. 2014 includes $2.2 million related to Palo Verde performance rewards, net.

(2) Includes deregulated Palo Verde Unit 3 revenues for the New Mexico jurisdiction of $10.6 million and $14.0 million in 2015 and 2014, respectively.
(3) Includes an Energy Efficiency Bonus of $2.0 million and $0.3 million in 2015 and 2014, respectively.
(4) Represents revenues with no related kWh sales.
(5) The number of retail customers presented is based on the number of service locations.

Energy expenses
Our sources of energy include electricity generated from our nuclear, natural gas and coal generating plants and purchased power. After adding the new natural gas generating units into the Company's system generation resources, Palo Verde represents approximately 31% of our net dependable generating capacity and approximately 48%, 53% and 53% of our Company-generated energy for the three, nine, and twelve months ended September 30, 2015, respectively. Fluctuations in the price of natural gas, which also is the primary factor influencing the price of purchased power, have had a significant impact on our cost of energy.
Energy expenses decreased $8.3 million or 9.3% for the three months ended September 30, 2015, when compared to the same period in 2014, primarily due to decreased natural gas costs of $16.6 million due to a 30.3% decrease in the average price of natural gas. The decrease in energy expenses was partially offset by (i) increase cost of nuclear fuel of $7.2 million due to a portion of a DOE refund related to spent fuel storage of $8.5 million recorded in September 2014 and (ii) increased purchased power costs of $1.4 million due to a 28.9% increase in the MWhs purchased.

	Three Months Ended September 30,
	2015			2014
Fuel Type	Cost	MWh	Cost per MWh	Cost	MWh	Cost per MWh
	(in thousands)			(in thousands)
Natural gas	$45,064	1,351,775	$33.34	$61,707	1,289,419	$47.86
Coal	3,372	162,771	20.72	3,624	164,665	22.01
Nuclear (a)	12,362	1,374,274	9.00	5,192	1,370,091	10.28
Total	60,798	2,888,820	21.05	70,523	2,824,175	28.12
Purchased power:
Photovoltaic	6,208	77,104	80.51	5,420	65,854	82.30
Other	13,312	421,571	31.58	12,651	320,869	39.43
Total purchased power	19,520	498,675	39.14	18,071	386,723	46.73
Total energy	$80,318	3,387,495	23.71	$88,594	3,210,898	30.36
_______________
(a) Cost includes a portion of a DOE refund related to spent fuel storage of $8.5 million recorded in September 2014. Cost per MWh excludes this refund.
Energy expenses decreased $55.1 million or 22.4% for the nine months ended September 30, 2015, when compared to the same period in 2014, primarily due to (i) decreased natural gas costs of $42.7 million due to a 31.9% decrease in the average price of natural gas, (ii) decreased total purchased power of $11.7 million due to a 8.5% decrease in the MWhs purchased and a 16.0% decrease in the average price of total purchased power, and (iii) decreased nuclear fuel expense of $1.3 million as a result of a 10.1% decrease in the average cost of nuclear fuel consumed, partially offset by a $2.1 million reduction in the 2015 DOE refund compared to 2014.

	Nine Months Ended September 30,
	2015			2014
Fuel Type	Cost	MWh	Cost per MWh	Cost	MWh	Cost per MWh
	(in thousands)			(in thousands)
Natural gas	$109,161	3,046,330	$35.83	$151,830	2,884,707	$52.63
Coal	10,088	473,416	21.31	9,517	436,889	21.78
Nuclear (a)	29,091	3,940,370	9.01	30,434	3,926,066	10.02
Total	148,340	7,460,116	20.74	191,781	7,247,662	27.69
Purchased power:
Photovoltaic	18,137	223,818	81.03	15,044	174,038	86.44
Other	24,300	827,478	29.37	39,070	974,317	41.17
Total purchased power	42,437	1,051,296	40.37	54,114	1,148,355	48.03
Total energy	$190,777	8,511,412	23.16	$245,895	8,396,017	30.47
_______________
(a) Cost includes a portion of DOE refunds related to spent fuel storage of $6.4 million recorded in the first quarter of 2015 and $8.5 million recorded in the third quarter of 2014. Cost per MWh excludes these refunds.

Energy expenses decreased $53.1 million or 16.9% for the twelve months ended September 30, 2015, when compared to the same period in 2014, primarily due to (i) decreased natural gas costs of $35.9 million due to a 23.2% decrease in the average price of natural gas, and (ii) decreased total purchased power of $17.2 million due to a 16.7% decrease in MWhs purchased and a 10.6% decrease in the average price of total purchased power.

	Twelve Months Ended September 30,
	2015			2014
Fuel Type	Cost	MWh	Cost per MWh	Cost	MWh	Cost per MWh
	(in thousands)			(in thousands)
Natural gas	$154,164	3,935,832	$39.17	$190,049	3,725,185	$51.02
Coal	13,454	632,779	21.26	12,636	586,062	21.56
Nuclear (a)	39,946	5,120,972	8.98	40,767	4,970,099	9.99
Total	207,564	9,689,583	22.04	243,452	9,281,346	27.19
Purchased power:
Photovoltaic	22,668	277,759	81.61	17,788	197,866	89.90
Other	30,459	1,015,672	29.99	52,504	1,355,037	39.51
Total purchased power	53,127	1,293,431	41.07	70,292	1,552,903	45.93
Total energy	$260,691	10,983,014	24.29	$313,744	10,834,249	29.88
_______________
(a) Cost includes the portion of DOE refunds related to spent fuel storage of $6.4 million recorded in the first quarter of 2015 and $8.5 million recorded in the third quarter of 2014. Cost per MWh excludes these refunds.
Other operations expense
Other operations expense increased $5.8 million, or 9.8% for the three months ended September 30, 2015, compared to the same period last year, primarily due to (i) increased administrative and general expense of $2.2 million due to increased employee payroll cost and employee pension and benefits expense as a result of changes in actuarial assumptions used to calculate expenses for our other post-retirement employee benefit plan; (ii) increased expenses at Palo Verde of $1.9 million; and, (iii) increased operation expenses of $1.1 million related to our fossil-fuel generating plants and expenses at our MPS with no comparable expenses during the same period last year.
Other operations expense increased $2.7 million, or 1.5% for the nine months ended September 30, 2015, compared to the same period last year, primarily due to (i) increased expenses of $2.4 million at our fossil-fuel generating plants primarily due to expenses at our MPS with no comparable expenses during the same period last year; (ii) increased transmission and distribution expenses of $1.7 million related to system support and improvements; and, (iii) increased payroll costs and increased employee pension and benefits expense resulting from changes in actuarial assumptions used to calculate expenses for our pension and other post-retirement benefit plans. These increases were offset by an overall decrease in other administrative and general expenses of $1.3 million.
Other operations expense increased $2.2 million, or 0.9% for the twelve months ended September 30, 2015, compared to the same period last year, primarily due to (i) increased transmission and distribution expenses of $2.2 million largely related to system support and improvements; (ii) increased expenses of $1.6 million at MPS with no comparable expenses during the same period last year; (iii) increased expenses of $1.3 million at Palo Verde; and, (iv) a $0.6 million increase in expenses at Four Corners. These increases in expenses were offset by a $3.6 million decrease in outside services expense due to consulting and legal services related to the analysis of our future involvement at Four Corners with no comparable expense in 2015 and a decrease in other legal costs.
Maintenance expense
Maintenance expense decreased $1.0 million or 6.7%, for the three months ended September 30, 2015 compared to the same period last year primarily due to decreased maintenance activity at the Rio Grande generating plant in 2014. This decrease was partially offset by an increased level of maintenance activity at the Four Corners plant.
Maintenance expense increased $4.2 million, or 9.1%, for the nine months ended September 30, 2015 compared to the same period last year, primarily related to a $1.9 million increase in the level of maintenance at our Newman and Four Corners generating plants and maintenance at MPS with no comparable expense during the same period last year partially offset by decreased maintenance at Rio Grande. Transmission and distribution maintenance expense increased $1.1 million due to preventative maintenance, while administrative and general maintenance expense increased $1.0 million due to hardware and software maintenance.
Maintenance expense increased $4.4 million, or 6.7%, for the twelve months ended September 30, 2015 compared to the same period last year, due to a $1.6 million increase in transmission and distribution preventative maintenance and a $1.6 million increase in administrative and general maintenance due to hardware and software maintenance. Maintenance expense for the twelve month period also increased due to a $0.8 million increase in the level of maintenance at our Four Corners and Newman generating plants and maintenance at MPS with no comparable expense during the same period last year partially offset by decreased maintenance at Rio Grande.
Depreciation and amortization expense
Depreciation and amortization expense increased $1.7 million or 8.2%, $4.7 million or 7.6%, and $5.5 million or 6.6% for the three, nine and twelve months ended September 30, 2015, respectively, compared to the same periods last year primarily due to the increase in depreciable plant balances including MPS Units 1 & 2 and the EOC which were placed in service during the first quarter of 2015, partially offset by a prospective increase in the estimated useful lives of certain large intangible software systems effective July 2015 in the amount of $0.9 million.
Taxes other than income taxes
Taxes other than income taxes increased $1.3 million, or 7.2% for the three months ended September 30, 2015 compared to the same period in the prior year primarily due to increased property taxes in Texas. Taxes other than income taxes for the nine and twelve months ended September 30, 2015 were comparable to the same period in the prior year.
Other income (deductions)
Other income (deductions) increased $2.4 million, or 45.5% for the three months ended September 30, 2015, compared to the same period last year, primarily due to increased investment and interest income due to further diversification of the Company's Palo Verde decommissioning trust fund equity portfolio. This increase was partially offset by decreased allowance for equity funds used during construction ("AEFUDC") resulting from lower average balances of CWIP and a reduction in the AEFUDC accrual rate.
Other income (deductions) increased $0.9 million, or 4.7% for the nine months ended September 30, 2015, compared to the same period last year, primarily due to increased investment and interest income due to further diversification of the Company's Palo Verde decommissioning trust fund equity portfolio. This increase was partially offset by decreased AEFUDC resulting from lower average balances of CWIP and a reduction in the AEFUDC accrual rate and gains recognized on the sales of land and vehicles in 2014 with no comparable amounts in 2015.
Other income (deductions) increased $5.9 million, or 25.3% for the twelve months ended September 30, 2015, compared to the same period last year, primarily due to increased investment and interest income due to realized gains on equity investments in our decommissioning trusts . This increase was partially offset by gains recognized on the sales of land and vehicles in 2014 with no comparable amounts in 2015.
Interest charges (credits)
Interest charges (credits) increased by $2.7 million and $6.2 million, or 23.6% and 17.7%, for the three and nine months ended September 30, 2015, respectively, compared to the same period last year, primarily due to interest expense on the $150 million of 5.00% Senior Notes due 2044 issued in December 2014 and decreased allowance for borrowed funds used during construction ("ABFUDC") as a result of lower average balances of CWIP and a reduction in the ABFUDC accrual rate.
Interest charges (credits) increased by $6.1 million, or 13.0%, for the twelve months ended September 30, 2015 compared to the same period last year, primarily due to interest expense on the $150 million of 5.00% Senior Notes due 2044 issued in December 2014 and increased interest on short-term borrowing for working capital purposes. These increases were partially offset by an increase in ABFUDC as a result of higher average balances of CWIP that existed prior to MPS 1 and 2 and the EOC being placed in service during the first quarter of 2015.

Income tax expense
Income tax expense increased $1.9 million or 8.6% for the three months ended September 30, 2015, compared to the same period last year, primarily due to increased pre-tax income, and a decrease in the AEFUDC. Income tax expense decreased $3.8 million or 9.8% for the nine months ended September 30, 2015, compared to the same period last year, primarily due to decreased pre-tax income. Income tax expense increased $1.1 million or 2.9% for the twelve months ended September 30, 2015, compared to the same period last year, primarily due to a higher domestic production activities deduction earned in 2014 compared to 2015.
New Accounting Standards
In May 2014, the FASB issued new guidance (Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606)) to provide a framework that replaces the existing revenue recognition guidance. ASU 2014-09 is the result of a joint effort by the FASB and the International Accounting Standards Board intended to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. ASU 2014-09 provides that an entity should recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 was originally intended to be effective for annual periods and interim periods within that reporting period beginning after December 15, 2016, for public business entities. In August 2015, FASB issued ASU 2015-14 to defer the effective date of ASU 2014-09 for all entities by one year. Public business entities will apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017 and interim periods within that reporting period. Early adoption of ASU 2014-09 is permitted after December 15, 2016. We are currently assessing the future impact of this ASU.
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Topic 715) to simplify the presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. In August 2015, FASB issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30), to provide further clarification to ASU 2015-03 as it relates to the presentation and subsequent measurement of debt issuance costs associated with line of credit arrangements. We do not expect ASU 2015-03 and ASU 2015-15 to materially impact our results of operations and cash flows.
In May 2015, FASB issued ASU 2015-07, Fair Value Measurement (Topic 820) to eliminate the requirement to categorize investments in the fair value hierarchy if the fair value is measured at net asset value ("NAV") per share (or its equivalent) using the practical expedient in the FASB’s fair value measurement guidance. Reporting entities must still provide sufficient information to enable users to reconcile total investments in the fair value hierarchy and total investments measured at fair value in the financial statements. Additionally, the scope of current disclosure requirements for investments eligible to be measured at NAV will be limited to investments to which the practical expedient is applied. This ASU is effective in fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The ASU requires retrospective application. Early adoption is permitted. We are currently assessing the future impact of this ASU.
Inflation
For the last several years, inflation has been relatively low and, therefore, has had minimal impact on our results of operations and financial condition.

Liquidity and Capital Resources
We continue to maintain a strong balance of common stock equity in our capital structure which supports our bond ratings, allowing us to obtain financing from the capital markets at a reasonable cost. At September 30, 2015, our capital structure, including common stock, long-term debt, current maturities of long-term debt, and short-term borrowings under the revolving credit facility ("RCF"), consisted of 44.9% common stock equity and 55.1% debt. At September 30, 2015, we had a balance of $12.6 million in cash and cash equivalents. Based on current projections, we believe that we will have adequate liquidity through our current cash balances, cash from operations, and available borrowings under the RCF to meet all of our anticipated cash requirements for the next twelve months. We may issue long-term debt in the capital markets in early 2016 to finance future capital requirements and reduce amounts outstanding on our RCF.
Our principal liquidity requirements in the near-term are expected to consist of capital expenditures to expand and support electric service obligations, expenditures for nuclear fuel inventory, interest payments on our indebtedness, cash dividend payments, operating expenses including fuel costs, maintenance costs, and taxes.
Capital Requirements. During the nine months ended September 30, 2015, our capital requirements primarily consisted of expenditures for the construction and purchase of electric utility plant, cash dividend payments, and purchases of nuclear fuel. Projected utility construction expenditures are to expand and update our transmission and distribution systems, add new generation, and make capital improvements and replacements at Palo Verde and other generating facilities. We are constructing the MPS. Units 1 and 2, the first two (of four) natural gas-fired 88 MW simple-cycle aeroderivative combustion turbines, were completed and placed in service during the first quarter of 2015. The total cost for these two units and the related common facilities and transmission systems, including AFUDC, was approximately $226.1million. Units 3 and 4 are projected to be completed in 2016. In 2015 we incurred approximately $93.8 million in cost for the MPS, including AFUDC. Estimated cash construction expenditures for the MPS in 2015 are approximately $109.8 million and estimated construction expenditures for all capital projects for 2015 are approximately $278.7 million. See Part I, Item 1, “Business - Construction Program” in our 2014 Form 10-K. Cash capital expenditures for new electric plant were $211.5 million in the nine months ended September 30, 2015 compared to $189.3 million in the nine months ended September 30, 2014. Capital requirements for purchases of nuclear fuel were $30.5 million for the nine months ended September 30, 2015 compared to $28.8 million for the nine months ended September 30, 2014.
On September 30, 2015, we paid a quarterly cash dividend of $0.295 per share or $11.9 million to shareholders of record as of September 16, 2015. We have paid a total of $35.1 million in cash dividends during the nine months ended September 30, 2015. At the current payout rate, we would expect to pay total cash dividends of approximately $47.1 million during 2015. In addition, while we do not currently anticipate repurchasing shares in 2015, we may repurchase common stock in the future. Under our program, purchases can be made at open market prices or in private transactions, and repurchased shares are available for issuance under employee benefit and stock incentive plans, or may be retired. No shares of common stock were repurchased during the nine months ended September 30, 2015. As of September 30, 2015, a total of 393,816 shares remain eligible for repurchase.
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
We continually evaluate our funding requirements related to our retirement plans, other post-retirement benefit plans, and decommissioning trust funds. We contributed $10.4 million of the projected $11.1 million 2015 annual contribution to our retirement plans and $3.4 million of the projected $4.5 million 2015 annual contribution to our nuclear decommissioning trust funds during the nine months ended September 30, 2015. In the nine months ended September 30, 2015, we did not make any contributions to our other post-retirement benefit plans and we do not expect to contribute to our other post-retirement benefits plan in 2015. We are in compliance with the funding requirements of the federal government for our benefit plans. In addition, we are in compliance with the funding requirements of the federal law and the ANPP Participation Agreement for our nuclear decommissioning trust.
In 2010, the Company and Rio Grande Resources Trust (“RGRT”), a Texas grantor trust through which we finance our portion of fuel for Palo Verde, entered into a note purchase agreement with various institutional purchasers. Under the terms of the agreement, RGRT sold to the purchasers $110.0 million aggregate principal amount of senior notes. In August 2015, $15.0 million of these senior notes matured and were paid with borrowings from the RCF.

Capital Resources. Cash provided by operations, $176.4 million for the nine months ended September 30, 2015 and $174.6 million for the nine months ended September 30, 2014, is a significant source for funding capital requirements. Cash from operations has been impacted by the timing of the recovery of fuel costs through fuel recovery mechanisms in Texas and New Mexico and our sales for resale customer. We recover actual fuel costs from customers through fuel adjustment mechanisms in Texas, New Mexico, and from our sales for resale customer. We record deferred fuel revenues for the under-recovery or over-recovery of fuel costs until they can be recovered from or refunded to customers. In Texas, fuel costs are recovered through a fixed fuel factor. We can seek to revise our fixed fuel factor at least four months after the last revision except in the month of December based upon our approved formula which allows us to adjust fuel rates to reflect changes in costs of natural gas. We are required to request to refund fuel costs in any month when the over-recovery balance exceeds a threshold material amount and we expect fuel costs to continue to be materially over-recovered. We are permitted to seek to surcharge fuel under-recoveries in any month the balance exceeds a threshold material amount that we expect fuel cost recovery to continue to be materially under-recovered. Fuel over and under-recoveries are considered material when they exceed 4% of the previous twelve months' fuel costs. On May 1, 2015, we reduced our fixed fuel factor charged to our Texas retail customers by approximately 24% to reflect reduced fuel expense. During the nine months ended September 30, 2015, we had an over-recovery of fuel costs of $10.9 million compared to an under-recovery of fuel costs of $1.2 million during the nine months ended September 30, 2014. At September 30, 2015, we had a net fuel over-recovery balance of $1.6 million, including an over-recovery balance of $4.0 million in New Mexico and FERC jurisdiction and an under-recovery balance of $2.4 million in Texas.
The Company expects 2015 earnings to be adversely impacted by the regulatory lag resulting from placing into service during the first quarter, the first two generating units at MPS together with the related transmission lines and substation as well as the EOC. We incurred approximately $269.2 million in construction costs of these facilities. With the introduction of these facilities into service, we have begun to incur increased expenses related to depreciation, operations and maintenance, property taxes, and interest cost. Furthermore, we have ceased recognizing AFUDC on these facilities. We have filed for an increase in base rates for our New Mexico and Texas service territory on May 11, 2015 and August 10, 2015, respectively; and we expect new rates to become effective early in the second quarter of 2016 in both jurisdictions.
We maintain a RCF for working capital and general corporate purposes and the financing of nuclear fuel through the RGRT. RGRT is the trust through which we finance our portion of nuclear fuel for Palo Verde and is consolidated in our financial statements. On January 14, 2014, we amended and extended our $300 million RCF, which includes an option to expand the size to $400 million, upon the satisfaction of certain conditions including obtaining commitments from lenders or third party financial institutions. The amended facility extends the maturity from September 2016 to January 2019. In addition, we may extend the January 2019 maturity, subject to lenders' approval, by two additional one year periods. In August 2015, the RGRT $15 million Series A 3.67% Senior Notes matured and were paid utilizing the RCF. The total amount borrowed for nuclear fuel by RGRT was $128.7 million at September 30, 2015, of which $33.7 million had been borrowed under the RCF and $95.0 million was borrowed through senior notes. As of September 30, 2015, the amount available for borrowing under our $300 million RCF is $180.9 million. At September 30, 2014, the total amounts borrowed for nuclear fuel by RGRT was $127.5 million of which $17.5 million was borrowed under the RCF and $110.0 million was borrowed through senior notes. Interest costs on borrowings to finance nuclear fuel are accumulated by RGRT and charged to us as fuel is consumed and recovered from customers through fuel recovery charges. RCF outstanding balance for working capital or general corporate purposes was $85.0 million and $72.0 million at September 30, 2015 and 2014, respectively.
We believe that we have adequate liquidity through our current cash balances, cash from operations, available borrowings under the RCF, and our favorable access to capital markets to meet all of our anticipated cash requirements for the next twelve months. We received approval from the NMPRC on October 7, 2015 and from the FERC on October 19, 2015, to issue up to $310 million in new long-term debt and to guarantee the issuance of up to $65 million of new debt by the RGRT to finance future purchases of nuclear fuel and to refinance existing nuclear fuel debt obligations. We also requested approval from the FERC to continue to utilize our existing RCF without change from the Commission’s previously approved authorization. The FERC authorization is effective from November 15, 2015 through November 15, 2017. The approvals granted in these cases supersede prior approvals. The authorizations to issue up to $310 million of long-term debt and up to $65 million of new long-term debt by RGRT provides us with the flexibility to access the debt capital markets when conditions are favorable. We may decide to issue long-term debt in the capital markets to finance capital requirements in early 2016.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk due to changes in interest rates, equity prices and commodity prices. See our 2014 Form 10-K, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," for a complete discussion of the market risks we face and our market risk sensitive assets and liabilities. As of September 30, 2015, there have been no material changes in the market risks we face or the fair values of assets and liabilities disclosed in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in our 2014 Form 10-K Annual Report.

Item 4.	Controls and Procedures
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of September 30, 2015, our disclosure controls and procedures are effective.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15, that occurred during the quarter ended September 30, 2015, that materially affected, or that were reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We hereby incorporate by reference the information set forth in Part I of this report under Notes C and H of Notes to Financial Statements.

Item 1A.	Risk Factors
Our 2014 Form 10-K includes a detailed discussion of our risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities.

Period	Total Number of Shares Purchased	Average Price Paid per Share (Including Commissions)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2015	—	—	—	393,816
August 1 to August 31, 2015	—	—	—	393,816
September 1 to September 30, 2015	—	—	—	393,816

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information
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
Nathan T. Hirschi
Senior Vice President - Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)
Dated: November 6, 2015

EL PASO ELECTRIC COMPANY
INDEX TO EXHIBITS

Exhibit Number	Exhibit

10.07	Letter Agreement, dated as of October 13, 2015, to the Power Purchase and Sale Agreement referred to in Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

15	Letter re Unaudited Interim Financial Information

31.01	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

