Form 10-Q
period 2016-03-31
EL PASO ELECTRIC CO /TX/
filed 2016-05-06
CIK 31978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of April 30, 2016, there were 40,484,320 shares of the Company’s no par value common stock outstanding.

EL PASO ELECTRIC COMPANY

( i)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EL PASO ELECTRIC COMPANY
BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)

ASSETS (In thousands)
Utility plant:
Electric plant in service	$3,658,736	$3,616,301
Less accumulated depreciation and amortization	(1,345,255)	(1,329,843)
Net plant in service	2,313,481	2,286,458
Construction work in progress	296,905	293,796
Nuclear fuel; includes fuel in process of $44,474 and $51,854, respectively	202,121	190,282
Less accumulated amortization	(85,990)	(75,031)
Net nuclear fuel	116,131	115,251
Net utility plant	2,726,517	2,695,505
Current assets:
Cash and cash equivalents	41,312	8,149
Accounts receivable, principally trade, net of allowance for doubtful accounts of $1,523 and $2,046, respectively	58,030	66,326
Inventories, at cost	47,639	48,697
Prepayments and other	11,839	9,872
Total current assets	158,820	133,044
Deferred charges and other assets:
Decommissioning trust funds	243,690	239,035
Regulatory assets	113,542	115,127
Other	17,839	17,896
Total deferred charges and other assets	375,071	372,058
Total assets	$3,260,408	$3,200,607

See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
BALANCE SHEETS (Continued)

	March 31, 2016	December 31, 2015
	(Unaudited)
CAPITALIZATION AND LIABILITIES (In thousands except for share data)
Capitalization:
Common stock, stated value $1 per share, 100,000,000 shares authorized, 65,670,638 and 65,709,819 shares issued, and 158,015 and 118,834 restricted shares, respectively	$65,829	$65,829
Capital in excess of stated value	320,047	320,073
Retained earnings	1,049,660	1,067,396
Accumulated other comprehensive loss, net of tax	(13,632)	(13,914)
	1,421,904	1,439,384
Treasury stock, 25,343,838 and 25,384,834 shares, respectively, at cost	(422,163)	(422,846)
Common stock equity	999,741	1,016,538
Long-term debt, net of current portion	1,278,449	1,122,660
Total capitalization	2,278,190	2,139,198
Current liabilities:
Short-term borrowings under the revolving credit facility	87,050	141,738
Accounts payable, principally trade	32,768	59,978
Taxes accrued	26,094	30,351
Interest accrued	19,352	12,649
Over-collection of fuel revenues	8,127	4,023
Other	29,160	28,325
Total current liabilities	202,551	277,064
Deferred credits and other liabilities:
Accumulated deferred income taxes	490,939	495,237
Accrued pension liability	89,141	90,527
Accrued post-retirement benefit liability	55,114	54,553
Asset retirement obligation	83,495	81,621
Regulatory liabilities	23,479	24,303
Other	37,499	38,104
Total deferred credits and other liabilities	779,667	784,345
Commitments and contingencies
Total capitalization and liabilities	$3,260,408	$3,200,607
See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except for share data)

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Operating revenues	$157,809	$163,746	$843,932	$895,755
Energy expenses:
Fuel	34,319	37,729	184,990	237,148
Purchased and interchanged power	9,646	11,175	52,016	58,064
	43,965	48,904	237,006	295,212
Operating revenues net of energy expenses	113,844	114,842	606,926	600,543
Other operating expenses:
Other operations	58,387	55,599	245,738	238,293
Maintenance	17,515	15,560	67,178	66,907
Depreciation and amortization	23,293	21,565	91,552	84,339
Taxes other than income taxes	14,812	14,158	64,390	61,546
	114,007	106,882	468,858	451,085
Operating income (loss)	(163)	7,960	138,068	149,458
Other income (deductions):
Allowance for equity funds used during construction	2,336	4,275	8,700	16,031
Investment and interest income, net	2,929	5,254	15,183	14,646
Miscellaneous non-operating income	656	180	2,538	2,738
Miscellaneous non-operating deductions	(466)	(491)	(4,303)	(4,271)
	5,455	9,218	22,118	29,144
Interest charges (credits):
Interest on long-term debt and revolving credit facility	16,599	16,483	65,967	60,932
Other interest	562	163	1,712	1,240
Capitalized interest	(1,242)	(1,289)	(4,921)	(5,135)
Allowance for borrowed funds used during construction	(1,658)	(2,621)	(5,974)	(9,305)
	14,261	12,736	56,784	47,732
Income (loss) before income taxes	(8,969)	4,442	103,402	130,870
Income tax expense (benefit)	(3,161)	984	30,750	40,599
Net income (loss)	$(5,808)	$3,458	$72,652	$90,271

Basic earnings (loss) per share	$(0.14)	$0.09	$1.80	$2.24

Diluted earnings (loss) per share	$(0.14)	$0.09	$1.80	$2.24

Dividends declared per share of common stock	$0.295	$0.28	$1.18	$1.12
Weighted average number of shares outstanding	40,325,324	40,243,199	40,295,316	40,214,198
Weighted average number of shares and dilutive potential shares outstanding	40,325,324	40,266,674	40,332,140	40,240,793

 See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF COMPREHENSIVE OPERATIONS
(Unaudited)
(In thousands)

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Net income (loss)	$(5,808)	$3,458	$72,652	$90,271
Other comprehensive income (loss):
Unrecognized pension and post-retirement benefit costs:
Net gain (loss) arising during period	—	—	5,429	(74,028)
Prior service benefit	—	—	824	34,200
Reclassification adjustments included in net income for amortization of:
Prior service benefit	(1,666)	(1,663)	(6,577)	(7,863)
Net loss	1,223	2,250	7,595	7,309
Net unrealized gains/losses on marketable securities:
Net holding gains (losses) arising during period	2,190	1,014	(1,730)	10,843
Reclassification adjustments for net gains included in net income	(1,388)	(3,745)	(8,757)	(8,230)
Net losses on cash flow hedges:
Reclassification adjustment for interest expense included in net income	122	114	475	445
Total other comprehensive income (loss) before income taxes	481	(2,030)	(2,741)	(37,324)
Income tax benefit (expense) related to items of other comprehensive income (loss):
Unrecognized pension and post-retirement benefit costs	56	(331)	(2,899)	15,142
Net unrealized losses (gains) on marketable securities	(173)	556	2,099	(561)
Losses on cash flow hedges	(82)	(72)	(213)	(194)
Total income tax benefit (expense)	(199)	153	(1,013)	14,387
Other comprehensive income (loss), net of tax	282	(1,877)	(3,754)	(22,937)
Comprehensive income (loss)	$(5,526)	$1,581	$68,898	$67,334
See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(5,808)	$3,458
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of electric plant in service	23,293	21,565
Amortization of nuclear fuel	11,800	11,392
Deferred income taxes, net	(3,632)	6,255
Allowance for equity funds used during construction	(2,336)	(4,275)
Other amortization and accretion	4,250	4,499
Gain on sale of property, plant and equipment	(545)	—
Net gains on sale of decommissioning trust funds	(1,388)	(3,745)
Other operating activities	124	132
Change in:
Accounts receivable	8,296	5,828
Inventories	1,302	(1,190)
Net over-collection of fuel revenues	4,104	15,687
Prepayments and other	(2,975)	(2,691)
Accounts payable	(21,827)	(24,230)
Taxes accrued	(5,127)	(8,825)
Interest accrued	6,703	4,114
Other current liabilities	835	(910)
Deferred charges and credits	(3,134)	(612)
Net cash provided by operating activities	13,935	26,452
Cash flows from investing activities:
Cash additions to utility property, plant and equipment	(52,675)	(73,865)
Cash additions to nuclear fuel	(11,220)	(10,183)
Capitalized interest and AFUDC:
Utility property, plant and equipment	(3,994)	(6,896)
Nuclear fuel	(1,242)	(1,289)
Allowance for equity funds used during construction	2,336	4,275
Decommissioning trust funds:
Purchases, including funding of $1.1 million	(26,544)	(26,961)
Sales and maturities	24,078	24,642
Proceeds from sale of property, plant and equipment	596	—
Other investing activities	(750)	(230)
Net cash used for investing activities	(69,415)	(90,507)
Cash flows from financing activities:
Dividends paid	(11,928)	(11,303)
Borrowings under the revolving credit facility:
Proceeds	97,655	70,852
Payments	(152,343)	(27,039)
Proceeds from issuance of senior notes	157,052	—
Other financing activities	(1,793)	(985)
Net cash provided by financing activities	88,643	31,525
Net increase (decrease) in cash and cash equivalents	33,163	(32,530)
Cash and cash equivalents at beginning of period	8,149	40,504
Cash and cash equivalents at end of period	$41,312	$7,974
See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

A. Principles of Preparation
These condensed financial statements should be read in conjunction with the financial statements and notes thereto in the Annual Report of El Paso Electric Company on Form 10-K for the fiscal year ended December 31, 2015 (the "2015 Form 10-K"). Capitalized terms used in this report and not defined herein have the meaning ascribed to such terms in the 2015 Form 10-K. In the opinion of the Company’s management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company at March 31, 2016 and December 31, 2015; the results of its operations and comprehensive operations for the three and twelve months ended March 31, 2016 and 2015; and its cash flows for the three months ended March 31, 2016 and 2015. The results of operations and comprehensive operations for the three months ended March 31, 2016 and the cash flows for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full calendar year.
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
Revenues. Revenues related to the sale of electricity are generally recorded when service is provided or electricity is delivered to customers. The billing of electricity sales to retail customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. Unbilled revenues are recorded for estimated amounts of energy delivered in the period following the customers billing cycle to the end of the month. Unbilled revenues are estimated based on monthly generation volumes and by applying an average revenue/kWh to the number of estimated kWhs delivered but not billed. Accounts receivable included accrued unbilled revenues of $17.9 million at March 31, 2016 and $21.7 million at December 31, 2015. The Company presents revenues net of sales taxes in its statements of operations.

Supplemental Cash Flow Disclosures (in thousands)
	Three Months Ended
	March 31,
	2016	2015
Cash paid (received) for:
Interest on long-term debt and borrowings under the revolving credit facility	$10,666	$10,117
Income tax paid (refunded), net	66	(807)
Non-cash investing and financing activities:
Changes in accrued plant additions	(5,882)	(5,207)
Grants of restricted shares of common stock	653	523
New Accounting Standards. In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Topic 715) to simplify the presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30), to provide further clarification to ASU 2015-03 as it relates to the presentation and subsequent measurement of debt issuance costs associated with line of credit arrangements. The Company implemented ASU 2015-03 and ASU 2015-15 in the first quarter of 2016, retrospectively to all prior

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

periods presented in the Company's financial statements. The implementation of ASU 2015-03 did not have a material impact on the Company's results of operations. See Note J.
In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820) to eliminate the requirement to categorize investments in the fair value hierarchy if the fair value is measured at net asset value ("NAV") per share (or its equivalent) using the practical expedient in the FASB’s fair value measurement guidance. Reporting entities must still provide sufficient information to enable users to reconcile total investments in the fair value hierarchy and total investments measured at fair value in the financial statements. Additionally, the scope of current disclosure requirements for investments eligible to be measured at NAV will be limited to investments to which the practical expedient is applied. This ASU is effective in fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The ASU requires retrospective application. The Company implemented ASU 2015-07 in the first quarter of 2016, retrospectively to all prior periods presented in the Company's fair value disclosures. This guidance required a revision of the fair value disclosures but did not impact the Company's financial statements. The implementation of ASU 2015-07 did not have a material impact on the Company's results of operations. See Note J.
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes to simplify the presentation of deferred income taxes. ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 can be applied prospectively or retrospectively and is effective for financial statements issued for annual periods beginning after December 15, 2016 and interim periods within those annual periods and early adoption is permitted. The Company elected to early adopt ASU 2015-17 retrospectively in the first quarter of 2016. The implementation of ASU 2015-17 did not have a material impact on the Company's results of operations. See Note F.
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) to provide a framework that replaces the existing revenue recognition guidance. ASU 2014-09 is the result of a joint effort by the FASB and the International Accounting Standards Board intended to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. Generally Accepted Accounting Principles ("GAAP") and International Financial Reporting Standards. ASU 2014-09 provides that an entity should recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 was originally intended to be effective for annual periods and interim periods within that reporting period beginning after December 15, 2016, for public business entities. In August 2015, FASB issued ASU 2015-14 to defer the effective date of ASU 2014-09 for all entities by one year. Public business entities will apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017 and interim periods within that reporting period. In March 2016, the FASB issued ASU 2016-08 to clarify the implementation guidance on principal versus agent consideration. In April 2016, the FASB issued ASU 2016-10 to clarify the implementation guidance on identifying performance obligations and licensing. Early adoption of ASU 2014-09 is permitted after December 15, 2016. The Company has not selected a transition method and is currently assessing the future impact of this ASU.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requiring qualitative and quantitative disclosures on leasing agreements. ASU 2016-02 maintains a distinction between finance leases and operating leases similar to the distinction under previous leases guidance for capital leases and operating leases. The impact of leases reported in the Company's operating results and statement of cash flows are expected to be similar to previous GAAP. ASU 2016-02 requires the recognition in the statement of financial position, by the lessee, of a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. How leases are recorded in regard to financial position

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

represents a significant change from previous GAAP. The lessee is permitted to make an accounting policy election to not recognize lease assets and lease liabilities for short-term leases. Implementation of the standard for public companies will be required for annual reporting periods beginning after December 15, 2018 and interim periods within that reporting period. Early adoption of ASU 2016-02 is permitted for all entities. Adoption of the new lease accounting standard will require the Company to apply the new standard to the earliest period using a modified retrospective approach. The Company is currently assessing the future impact of this ASU.
In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards either as equity or liabilities, and classification on the statements of cash flows. This ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company is currently assessing the future impact of this ASU.
Reclassification. Certain amounts in the financial statements for 2015 have been reclassified to conform with the 2016 presentation. The Company implemented ASU 2015-03 and ASU 2015-17 in the first quarter of 2016, retrospectively to all periods presented in the Company's financial statements. See Note J and Note F, respectively.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

B. Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated Other Comprehensive Income (Loss) (net of tax) by component are presented below (in thousands):
	Three Months Ended March 31, 2016				Three Months Ended March 31, 2015
	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Marketable Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Marketable Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)

Balance at beginning of period	$(29,869)	$27,765	$(11,810)	$(13,914)	$(34,884)	$38,957	$(12,074)	$(8,001)
Other comprehensive income before reclassifications	—	1,742	—	1,742	—	822	—	822
Amounts reclassified from accumulated other comprehensive income (loss)	(387)	(1,113)	40	(1,460)	256	(2,997)	42	(2,699)
Balance at end of period	$(30,256)	$28,394	$(11,770)	$(13,632)	$(34,628)	$36,782	$(12,032)	$(9,878)

	Twelve Months Ended March 31, 2016				Twelve Months Ended March 31, 2015
	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Marketable Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Marketable Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)

Balance at beginning of period	$(34,628)	$36,782	$(12,032)	$(9,878)	$(9,388)	$34,730	$(12,283)	$13,059
Other comprehensive income (loss) before reclassifications	3,777	(1,335)	—	2,442	(24,775)	8,717	—	(16,058)
Amounts reclassified from accumulated other comprehensive income (loss)	595	(7,053)	262	(6,196)	(465)	(6,665)	251	(6,879)
Balance at end of period	$(30,256)	$28,394	$(11,770)	$(13,632)	$(34,628)	$36,782	$(12,032)	$(9,878)

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Amounts reclassified from accumulated other comprehensive income (loss) for the three and twelve months ended March 31, 2016 and 2015 are as follows (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Three Months Ended March 31,		Twelve Months Ended March 31,		Affected Line Item in the Statement of Operations
	2016	2015	2016	2015

Amortization of pension and post-retirement benefit costs:
Prior service benefit	$1,666	$1,663	$6,577	$7,863	(a)
Net loss	(1,223)	(2,250)	(7,595)	(7,309)	(a)
	443	(587)	(1,018)	554	(a)
Income tax effect	(56)	331	423	(89)	Income tax expense
	387	(256)	(595)	465	(a)

Marketable securities:
Net realized gain on sale of securities	1,388	3,745	8,757	8,230	Investment and interest income, net
	1,388	3,745	8,757	8,230	Income before income taxes
Income tax effect	(275)	(748)	(1,704)	(1,565)	Income tax expense
	1,113	2,997	7,053	6,665	Net income

Loss on cash flow hedge:
Amortization of loss	(122)	(114)	(475)	(445)	Interest on long-term debt and revolving credit facility
	(122)	(114)	(475)	(445)	Income before income taxes
Income tax effect	82	72	213	194	Income tax expense
	(40)	(42)	(262)	(251)	Net income

Total reclassifications	$1,460	$2,699	$6,196	$6,879

(a) These items are included in the computation of net periodic benefit cost. See Note I, Employee Benefits, for additional information.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

C. Regulation
General
The rates and services of the Company are regulated by incorporated municipalities in Texas, the Public Utility Commission of Texas ("PUCT"), the New Mexico Public Regulation Commission ("NMPRC"), and the Federal Regulatory Commission ("FERC"). Municipal orders, ordinances and other agreements regarding rates and services adopted by Texas municipalities are subject to review and approval by the PUCT. The FERC has jurisdiction over the Company's wholesale (sales for resale) transactions, transmission service and compliance with federally-mandated reliability standards. The decisions of the PUCT, the NMPRC and the FERC are subject to judicial review.
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
2015 Texas Retail Rate Case Filing. On August 10, 2015, the Company filed with the City of El Paso, other municipalities incorporated in its Texas service territory, and the PUCT in Docket No. 44941, a request for an annual increase in non-fuel base revenues of approximately $71.5 million. The request includes recovery of new plant placed into service since 2009. Rate case expenses of $1.8 million, amortized over 3 years, were included in the $71.5 million request. On January 15, 2016, the Company filed its rebuttal testimony modifying the requested increase to $63.3 million, which included severing the $1.8 million of rate case expenses from this rate case. A motion was granted to sever and establish a new docket (Docket No. 45475). The Company has invoked its statutory right to have its new rates relate back for consumption on and after January 12, 2016, which is the 155th day after the filing. The difference in rates that would have been billed will be surcharged or refunded to customers beginning after the PUCT's final order in Docket No. 44941. The PUCT has the authority to require the Company to surcharge or refund such difference over a period not to exceed 18 months. On January 21, 2016, the Company, the City of El Paso, the PUCT Staff, the Office of Public Utility Counsel and Texas Industrial Energy Consumers filed a joint motion to abate the procedural schedule to facilitate settlement talks. This motion was granted.
On March 29, 2016, the majority of parties to PUCT Docket No. 44941 filed a non-unanimous Stipulation and Agreement ("Settlement Agreement"), together with a motion to implement it. The Settlement Agreement would resolve all issues in this rate case except for one revenue requirement issue involving the Company's interest in Units 4 and 5 of the Four Corners power plant ("Four Corners"). The Settlement Agreement includes, among other things: (i) an annual non-fuel base rate increase of $37 million; (ii) the potential for an additional base rate increase of $8 million related to Four Corners costs after a hearing and decision; (iii) a change in estimated asset lives which would lower annual depreciation expense by approximately $8.5 million; (iv) a return on equity of 9.7% for AFUDC purposes; and (v) a determination that substantially all new plant in service was reasonable and necessary and therefore would be recoverable in rate base. Approximately 76% of the Company's customers are in Texas.
The Administrative Law Judges ("ALJs") hearing the case approved interim rates for the $37 million annual increase outlined in the Settlement Agreement on March 30, 2016. The interim rates are effective as of April 1, 2016 and are subject to refund or surcharge pending resolution by the PUCT. Four parties have indicated that they oppose the Settlement Agreement, and they are entitled to a hearing on the Settlement Agreement. On April 22, 2016, the ALJs issued an Order Setting a Procedural Schedule, which among other things, calls for a hearing on June 21-22, 2016 on the merits of the proposed settlement of the rate case, not including the Four Corners issue. The Company cannot predict the timing and outcome of this rate case at this time.
Given the uncertainty regarding the ultimate resolution of this rate case, the Company did not record any impacts of the Settlement Agreement in the first quarter of 2016. As discussed above, upon resolution of this rate case, the Company expects to record revenues under the new rate structure for consumption on or after January 12, 2016.
Energy Efficiency Cost Recovery Factor. The Company made its annual filing to establish its energy efficiency cost recovery factor for 2015 on May 1, 2014. In addition to projected energy efficiency costs for 2015 and true-up to prior year actual costs,

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

the Company requested approval of a $2.0 million bonus for the 2013 energy efficiency program results in accordance with PUCT rules. The PUCT approved the Company's request at its November 14, 2014 open meeting. The Company recorded the $2.0 million bonus as operating revenue in the fourth quarter of 2014.
On May 1, 2015, the Company made its annual filing to establish its energy efficiency cost recovery factor for 2016. In addition to projected energy efficiency costs for 2016 and a true-up to prior year actual costs, the Company requested approval of a $1.0 million bonus for the 2014 energy efficiency program results in accordance with PUCT rules. This case was assigned PUCT Docket No. 44677. A stipulation and settlement agreement was filed September 24, 2015 and the PUCT approved the settlement on November 5, 2015. The settlement approved by the PUCT includes a performance bonus of $1.0 million. The Company recorded the performance bonus as operating revenue in the fourth quarter of 2015.
On April 29, 2016, the Company made its annual filing to establish its energy efficiency cost recovery factor for 2017. In addition to projected energy efficiency costs for 2017 and true-up to prior year actual costs, the Company requested approval of a $668 thousand bonus for the 2015 energy efficiency program results in accordance with PUCT rules. This case was assigned PUCT Docket No. 45855. The Company expects the Commission will make a final decision in the proceeding before the end of 2016.
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
On April 15, 2015, the Company filed a request, which was assigned PUCT Docket No. 44633, to reduce its fixed fuel factor by approximately 24% to reflect reduced fuel expenses primarily related to a reduction in the price of natural gas used to generate power. The over-recovered balance was below the PUCT's materiality threshold. The reduction in the fixed fuel factor was effective on an interim basis May 1, 2015 and approved by the PUCT on May 20, 2015. As of March 31, 2016, the Company had over-recovered fuel costs in the amount of $5.2 million for the Texas jurisdiction.
Fuel Reconciliation Proceeding. Pursuant to the 2012 Texas retail rate settlement discussed above, on September 27, 2013, the Company filed an application with the PUCT, designated as PUCT Docket No. 41852, to reconcile $545.3 million of fuel and purchased power expenses incurred during the 45-month period from July 1, 2009 through March 31, 2013. A settlement was reached and a final order was issued by the PUCT on July 11, 2014 with no significant adjustments. The PUCT's final order completes the regulatory review and reconciliation of the Company's fuel expenses for the period through March 31, 2013. The Company is required to file an application by the end of the third quarter of 2016 for fuel reconciliation of the Company's fuel expenses for the period through March 31, 2016.
Montana Power Station ("MPS") Approvals. The Company has received a Certificate of Convenience and Necessity ("CCN") from the PUCT to construct four natural gas fired generating units at MPS in El Paso County, Texas. The Company also obtained air permits from the Texas Commission on Environmental Quality (the "TCEQ") and the U.S. Environmental Protection Agency (the "EPA"). MPS Units 1 and 2 and associated transmission lines and common facilities were completed and placed into service in March 2015. MPS Unit 3 was completed and placed into service on May 3, 2016.
Community Solar. On June 8, 2015, the Company filed a petition with the PUCT to initiate a community solar program to include construction and ownership of a 3 MW solar photovoltaic system located at MPS. Participation will be on a voluntary basis, and customers will contract for a set capacity (kW) amount and receive all energy produced. This case was assigned PUCT Docket No. 44800. The Company has presented settlement documents to the other parties and the other parties are in the process of evaluating them.
Four Corners Generating Station ("Four Corners"). On February 17, 2015, the Company and Arizona Public Service Company ("APS") entered into an asset purchase agreement (the "Purchase and Sale Agreement") providing for the purchase by APS of the Company's interests in Four Corners. The Purchase and Sale Agreement included a projected cash purchase price which will be equal to the net book value of our interest in Four Corners at the date of close. The net book value at June 30, 2016 is

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

expected to approximate $29 million. The Company will also be reimbursed for certain undepreciated capital expenditures, that are projected to approximate $5 million at June 30, 2016. The purchase price will be adjusted downward to reflect APS's assumption of the Company's obligation to pay for future plant decommissioning and mine reclamation expenses estimated at July 6, 2016 to be $7.0 million and $19.3 million, respectively.
On June 10, 2015, the Company filed an application in Texas requesting reasonableness and public interest findings and certain rate and accounting findings related to the Purchase and Sale Agreement. The anticipated closing date of the sale is July 6, 2016, pending regulatory approval. This case was assigned PUCT Docket No. 44805. On January 11, 2016, the PUCT referred the case to the State Office of Administrative Hearings ("SOAH") for an administrative hearing. On February 5, 2016, an administrative law judge ("ALJ") of the SOAH issued an order adopting a procedural schedule. The procedural schedule calls for a hearing on the merits to be held on October 6-7, 2016. At March 31, 2016, the regulatory asset associated with mine reclamation costs for our Texas jurisdiction approximated $7.4 million. At the PUCT's February 11, 2016 open meeting, Commissioners discussed whether the Company's requests in this docket should instead be addressed in a rate case. On February 11, 2016, the PUCT issued its Order Requesting Briefing on Threshold Legal/Policy Issues, seeking briefs from the parties on the issue "Should the Commission dismiss this docket?" Such briefs were filed January 25, 2016. In a March 23, 2016 order, the PUCT determined not to dismiss the reasonableness and public interest issues in this docket but to consider the requested rate and accounting findings, including mine reclamation costs, in the Company's next rate case, which is expected to be filed in early 2017.
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
2015 New Mexico Rate Case Filing. On May 11, 2015, the Company filed with the NMPRC in Case No. 15-00127-UT, for an annual increase in non-fuel base rates of approximately $8.6 million or 7.1%. The request includes recovery of new plant placed into service since the last time rates were adjusted in 2009. The filing also requests an annual reduction of $15.4 million, or 21.5%, for fuel and purchased power costs recovered in base rates. The reduction in fuel and purchased power rates reflects reduced fuel prices and improvements in system heat rates due to new generating unit additions. Subsequently, the Company reduced its requested increase in non-fuel base rates to approximately $6.4 million. On February 16, 2016, the Hearing Examiner issued a Recommended Decision to the NMPRC proposing an annual increase in non-fuel base rates of approximately $640 thousand. The Company filed exceptions to the Recommended Decision to be considered by the NMPRC. During the open meeting on May 4, 2016, the NMPRC again extended the suspension period until June 10, 2016, by which time the NMPRC is expected to issue a final order. Approximately 24% of the Company's customers are in New Mexico. The Company cannot predict the outcome of the rate case at this time.
Fuel and Purchased Power Costs. Fuel and purchased power costs are recovered through base rates and a Fuel and Purchased Power Cost Adjustment Clause (the "FPPCAC") that accounts for changes in the costs of fuel relative to the amount included in base rates. On January 8, 2014, the NMPRC approved the continuation of the FPPCAC without modification in NMPRC Case No. 13-00380-UT. Fuel and purchased power costs are reconciled to actual costs on a monthly basis and recovered or refunded to customers the second succeeding month. The Company recovers costs related to Palo Verde Unit 3 capacity and energy in New Mexico through the FPPCAC as purchased power using a proxy market price approved in the 2014 FPPCAC continuation. At March 31, 2016, the Company had a net fuel over-recovery balance of $2.8 million in New Mexico.
Montana Power Station Approvals. The Company has received a CCN from the NMPRC to construct four units at MPS and the associated transmission lines. The Company also obtained all necessary air permits from the TCEQ and the EPA. A final order in NMPRC Case No. 13-00297-UT approving the CCN for MPS Units 3 and 4 was issued on June 11, 2014. MPS Units 1

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

and 2 and MPS to Caliente and MPS In & Out transmission lines were completed and placed into service in March 2015. MPS Unit 3 was completed and placed into service on May 3, 2016.
Four Corners. On February 17, 2015, the Company and APS entered into the Purchase and Sale Agreement providing for the purchase by APS of the Company's interests in Four Corners. On April 27, 2015, the Company filed an application requesting all necessary regulatory approvals to sell its ownership interest in Four Corners. The anticipated closing date of the sale is July 6, 2016, pending regulatory approval. This case was assigned NMPRC Case No. 15-00109-UT. On February 2, 2016, the Company filed a joint stipulation with the NMPRC reflecting a settlement agreement among the Commission Utility Division Staff, the Company and the New Mexico Attorney General proposing approval of abandonment and sale of its seven percent minority ownership interest in Four Corners Units 4 and 5 and common facilities to APS. An addendum to the joint stipulation was subsequently filed and the joint stipulation is unopposed. A hearing in the case was held on February 16, 2016, and the Hearing Examiner issued a Certification of Stipulation on April 22, 2016 recommending approval of the joint stipulation without modification. A NMPRC final order is expected in the first half of 2016. Based on the joint stipulation and addendum, no significant gain or loss is expected to be realized upon closing of the sale.
5 MW Holloman Air Force Base ("HAFB") Facility CCN. On June 15, 2015, the Company filed a petition with the NMPRC requesting CCN authorization to construct a 5 MW solar-powered generation facility to be located at HAFB in the Company's service territory in New Mexico. The new facility will be a dedicated Company-owned resource serving HAFB. This case was assigned NMPRC Case No. 15-00185-UT. On October 7, 2015, the NMPRC issued a Final Order accepting the Hearing Examiner’s Recommended Decision to approve the CCN, as modified. The Company and HAFB are in discussions for a power sales agreement for the facility to replace the existing load retention agreement.
Issuance of Long-Term Debt and Guarantee of Debt. On October 7, 2015, the Company received approval in NMPRC Case No. 15-00280-UT to issue up to $310 million in new long-term debt; and to guarantee the issuance of up to $65 million of new debt by Rio Grande Resources Trust ("RGRT") to finance future purchases of nuclear fuel and to refinance existing nuclear fuel debt obligations. This approval supersedes prior approvals. Under this authorization, on March 24, 2016, the Company issued $150 million in aggregate principal amount of 5.00% Senior Notes due December 1, 2044. The net proceeds from the issuance of these senior notes, after deducting the underwriters' commission, were $158.1 million. These proceeds include accrued interest of $2.4 million and a $7.1 million premium before expenses. These senior notes constitute an additional issuance of the Company's 5.00% Senior Notes due 2044, of which $150 million was previously issued on December 1, 2014, for a total principal amount outstanding of $300 million.
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
Public Service Company of New Mexico ("PNM") Transmission Rate Case. On December 31, 2012, PNM filed with FERC to change its method of transmission rate recovery for its transmission delivery services from stated rates to formula rates. The Company takes transmission service from PNM and is among the PNM transmission customers affected by PNM's shift to formula rates. On March 1, 2013, the FERC issued an order rejecting in part PNM's filing, and establishing settlement judge and hearing procedures. On March 20, 2015, PNM filed with FERC a settlement agreement and offer of settlement resolving all issues set for hearing in the proceeding. On March 25, 2015, the Chief Judge issued an order granting PNM's motion to implement the settled rates. On March 17, 2016, FERC issued an order approving the settlement.
Revolving Credit Facility; Issuance of Long-Term Debt and Guarantee of Debt. On October 19, 2015, the FERC issued an order in Docket No. ES15-66-000 approving the Company’s filing to issue short-term debt under its existing revolving credit facility ("RCF") up to $400 million outstanding at any time, to issue up to $310 million in long-term debt, and to guarantee the issuance of up to $65 million of new long-term debt by RGRT to finance future nuclear fuel purchases. The authorization is effective from November 15, 2015 through November 15, 2017. This approval supersedes prior approvals. Under this authorization, on March 24, 2016, the Company issued $150 million in aggregate principal amount of 5.00% Senior Notes due December 1, 2044. The net proceeds from the issuance of these senior notes, after deducting the underwriters' commission, were $158.1 million. These proceeds include accrued interest of $2.4 million and a $7.1 million premium before expenses. These senior notes constitute an

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

additional issuance of the Company's 5.00% Senior Notes due 2044, of which $150 million was previously issued on December 1, 2014, for a total principal amount outstanding of $300 million.
Other Required Approvals. The Company has obtained required approvals for rates and tariffs, securities transactions and other approvals as required by the FERC.
D. Palo Verde
Spent Nuclear Fuel and Waste Disposal
Pursuant to the Nuclear Waste Policy Act of 1982, as amended in 1987 (the "NWPA"), the U.S. Department of Energy (the "DOE") is legally obligated to accept and dispose of all spent nuclear fuel and other high-level radioactive waste generated by all domestic power reactors by 1998. The DOE's obligations are reflected in a contract for Disposal of Spent Nuclear Fuel and/or High-Level Radioactive Waste (the "Standard Contract") with each nuclear power plant. The DOE failed to begin accepting spent nuclear fuel by 1998. On December 19, 2012, APS, acting on behalf of itself and the Palo Verde Participants, filed a second breach of contract lawsuit against the DOE. This lawsuit sought to recover damages incurred due to the DOE's failure to accept Palo Verde's spent nuclear fuel for the period beginning January 1, 2007 through June 30, 2011. On August 18, 2014, APS and the DOE entered into a settlement agreement, stipulating to a dismissal of the lawsuit and payment of $57.4 million by the DOE to the Palo Verde Participants for certain specified costs incurred by Palo Verde during the period January 1, 2007 through June 30, 2011. On October 8, 2014, the Company received approximately $9.1 million, representing its share of the award. The majority of the award was credited to customers through the applicable fuel adjustment clauses. On October 31, 2014, APS acting on behalf of itself and the Palo Verde Participants, submitted to the government an additional request for reimbursement of spent nuclear fuel storage costs for the period July 1, 2011 through June 30, 2014. The accepted claim amount was $42.0 million. On June 1, 2015, the Company received approximately $6.6 million, representing its share of the award. The majority of the award was credited to customers through the applicable fuel adjustment clauses in March 2015. Thereafter APS will file annual claims for the period July 1 of the then-previous year to June 30 of the then-current year. On November 2, 2015, APS filed a $12.0 million claim for the period July 1, 2014 through June 30, 2015. In February 2016, the DOE notified APS of the approval of the claim. Funds related to this claim were received in the first quarter of 2016. The Company's share of this claim is approximately $1.9 million. The majority of the award was credited to customers through the applicable fuel adjustment clauses in March 2016.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

E. Common Stock
Dividends. The Company paid $11.9 million and $11.3 million in quarterly cash dividends during the three months ended March 31, 2016 and 2015, respectively. The Company paid a total of $47.7 million and $45.2 million in quarterly cash dividends during the twelve months ended March 31, 2016 and 2015, respectively.

Basic and Diluted Earnings Per Share. The basic and diluted earnings per share are presented below (in thousands except for share data):
	Three Months Ended March 31,		Twelve Months Ended March 31,
	2016	2015	2016	2015
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	40,325,324	40,243,199	40,295,316	40,214,198
Dilutive effect of unvested performance awards	—	23,475	36,824	26,595
Diluted number of common shares outstanding	40,325,324	40,266,674	40,332,140	40,240,793
Basic net income (loss) per common share:
Net income (loss)	$(5,808)	$3,458	$72,652	$90,271
Income allocated to participating restricted stock	(32)	(33)	(209)	(289)
Net income (loss) available to common shareholders	$(5,840)	$3,425	$72,443	$89,982
Diluted net income (loss) per common share:
Net income (loss)	$(5,808)	$3,458	$72,652	$90,271
Income reallocated to participating restricted stock	(32)	(33)	(209)	(289)
Net income (loss) available to common shareholders	$(5,840)	$3,425	$72,443	$89,982
Basic net income (loss) per common share:
Distributed earnings	$0.295	$0.28	$1.18	$1.12
Undistributed earnings (losses)	(0.435)	(0.19)	0.62	1.12
Basic net income (loss) per common share	$(0.140)	$0.09	$1.80	$2.24
Diluted net income (loss) per common share:
Distributed earnings	$0.295	$0.28	$1.18	$1.12
Undistributed earnings (losses)	(0.435)	(0.19)	0.62	1.12
Diluted net income (loss) per common share	$(0.140)	$0.09	$1.80	$2.24

The amount of restricted stock awards and performance shares at 100% performance level excluded from the calculation of the diluted number of common shares outstanding because their effect was antidilutive is presented below:

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Restricted stock awards	59,462	68,195	54,192	57,651
Performance shares (a)	62,995	59,898	49,183	42,506

(a)	Certain performance shares were excluded from the computation of diluted earnings per share as no payouts would have been required based upon performance at the end of each corresponding period.

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
For the three months ended March 31, 2016 and 2015, the Company’s effective tax rate was 35.2% and 22.2%, respectively. For the twelve months ended March 31, 2016 and 2015, the Company's effective tax rate was 29.7% and 31.0%, respectively. The Company's effective tax rate for the three and twelve months ended March 31, 2016 and the three and twelve months ended March 31, 2015 differs from the federal statutory tax rate of 35.0% primarily due to capital gains in the decommissioning trusts which are taxed at the federal rate of 20.0% and the allowance for equity funds used during construction.
In November 2015, the FASB issued new guidance (ASU 2015-17, Balance Sheet Classification of Deferred Taxes) to simplify the presentation of deferred income taxes. ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 can be applied prospectively or retrospectively and is effective for financial statements issued for annual periods beginning after December 15, 2016 and interim periods within those annual periods and early adoption is permitted. The Company elected to implement ASU 2015-17 on a retrospective basis for financial statements issued beginning March 31, 2016. The implementation of ASU 2015-17 did not have a material impact on the Company's results of operations. The impact of ASU 2015-17 on the Company's balance sheet was to reclassify $21.6 million of current deferred tax assets to long-term deferred tax liabilities at December 31, 2015.
G. Commitments, Contingencies and Uncertainties
For a full discussion of commitments and contingencies, see Note K of Notes to Financial Statements in the 2015 Form 10-K. In addition, see Notes C and D above and Notes C and E of Notes to Financial Statements in the 2015 Form 10-K regarding matters related to wholesale power sales contracts and transmission contracts subject to regulation and Palo Verde, including decommissioning, spent nuclear fuel and waste disposal, and liability and insurance matters.
Power Purchase and Sale Contracts
To supplement its own generation and operating reserve requirements, and to meet required renewable portfolio standards, the Company engages in power purchase arrangements which may vary in duration and amount based on an evaluation of the Company's resource needs, the economics of the transactions, and specific renewable portfolio requirements. For a full discussion of power purchase and sale contracts that the Company has entered into with various counterparties, see Note K of Notes to Financial Statements in the 2015 Form 10-K.
Environmental Matters
General. The Company is subject to extensive laws, regulations and permit requirements with respect to air and greenhouse gas emissions, water discharges, soil and water quality, waste management and disposal, natural resources and other environmental matters by federal, state, regional, tribal and local authorities. Failure to comply with such laws, regulations and requirements can result in actions by authorities or other third parties that might seek to impose on the Company administrative, civil and/or criminal penalties or other sanctions. In addition, releases of pollutants or contaminants into the environment can result in costly cleanup liabilities. These laws, regulations and requirements are subject to change through modification or reinterpretation, or the introduction of new laws and regulations and, as a result, the Company may face additional capital and operating costs to comply. For a more detailed discussion of certain key environmental issues, laws and regulations facing the Company see Note K of Notes to Financial Statements in the 2015 Form 10-K.
Clean Air Interstate Rule/Cross State Air Pollution Rule. The EPA promulgated the Cross-State Air Pollution Rule ("CSAPR") in August 2011, which rule involves requirements to limit emissions of nitrogen oxides ("NOx") and sulfur dioxide ("SO2") from certain of the Company's power plants in Texas and/or purchase allowances representing other parties' emissions reductions. CSAPR was intended to replace the EPA's 2005 Clean Air Interstate Rule ("CAIR"). While the U.S. Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") vacated CSAPR in August 2012 and allowed CAIR to stand until the EPA issued a proper replacement, on April 29, 2014, the U.S. Supreme Court reversed and upheld CSAPR, remanding certain portions of CSAPR

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

to the D.C. Circuit for further consideration. On June 26, 2014, the EPA filed a motion asking the D.C. Circuit to lift its stay on CSAPR, and on October 23, 2014, the D.C Circuit lifted its stay of CSAPR. On July 28, 2015, the D.C. Circuit ruled that the EPA's emissions budgets for 13 states including Texas are invalid but left the rule in place on remand. On December 3, 2015, EPA published the proposed CSAPR Update Rule. While we are unable to determine the full impact of this decision until EPA takes further action, the Company believes it is currently positioned to comply with CSAPR.
National Ambient Air Quality Standards ("NAAQS"). Under the CAA, the EPA sets NAAQS for six criteria pollutants considered harmful to public health and the environment, including PM, NOx, carbon monoxide ("CO"), ozone and SO2. NAAQS must be reviewed by the EPA at five-year intervals. In 2010, the EPA tightened the NAAQS for both nitrogen dioxide ("NO2") and SO2. The EPA is considering a 1-hour secondary NAAQS for NO2 and SO2. In January 2013, the EPA tightened the NAAQS for fine PM. On October 1, 2015, following on its November 2014 proposal, EPA released a final rule tightening the primary and secondary NAAQS for ground-level ozone from its 2008 standard levels of 75 parts per billion ("ppb") to 70 ppb. Ozone is the main component of smog. While not directly emitted into the air, it forms from precursors, including NOx and volatile organic compounds, in combination with sunlight. The EPA is expected to make attainment/nonattainment designations for the revised ozone standards by October 1, 2017. While it is currently unknown how the areas in which we operate will ultimately be designated, for nonattainment areas classified as "Moderate" and above, states, and any tribes that choose to do so, are expected to be required to complete development of implementation plans in the 2020-2021 timeframe. Most nonattainment areas are expected to have until 2020 or 2023 to meet the primary (health) standard, with the exact attainment date varying based on the ozone level in the area. The Company continues to evaluate what impact these final and proposed NAAQS could have on its operations. If the Company is required to install additional equipment to control emissions at its facilities, the NAAQS, individually or in the aggregate, could have a material impact on its operations and financial results.
Mercury and Air Toxics Standards. The operation of coal-fired power plants, such as Four Corners, results in emissions of mercury and other air toxics. In December 2011, the EPA finalized Mercury and Air Toxics Standards (known as the "MATS Rule") for oil- and coal-fired power plants, which requires significant reductions in emissions of mercury and other air toxics. Several judicial and other challenges have been made to this rule, and on June 29, 2015, the U.S. Supreme Court remanded the rule to the D.C. Circuit Court. On December 15, 2015, the D.C. Circuit Court issued an order remanding the rule to EPA but did not vacate the rule during remand. On April 15, 2016, the EPA completed a cost-benefit analysis of the MATS rule and reaffirmed its finding that the rule is "appropriate and necessary," which will be reviewed by the D.C. Circuit Court. The legal status of the MATS Rule notwithstanding, the Four Corners plant operator, APS, believes Units 4 and 5 will require no additional modifications to achieve compliance with the MATS Rule, as currently written. We cannot currently predict, however, what additional modifications or costs may be incurred if the EPA rewrites the MATS Rule on remand.
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
Coal Combustion Waste. On October 19, 2015, the EPA's final rule regulating the disposal of coal combustion residuals (the “CCR Rule”) from electric utilities as solid waste took effect. The Company has a 7% ownership interest in Units 4 and 5 of Four Corners, the only coal-fired generating facility for which the Company has an ownership interest subject to the CCR Rule. The Company entered into a Purchase and Sale Agreement with APS in February 2015 to sell the Company’s entire ownership interest in Four Corners. The CCR Rule requires plant owners to treat coal combustion residuals as Subtitle D (as opposed to a more costly Subtitle C) waste. In general, the Company is liable for only 7% of costs to comply with the CCR Rule (consistent with our ownership percentage). The Company, however, believes under the terms of the Purchase Agreement and after the pending sale, as a former owner, that the Company is not responsible for a significant portion of the costs under the CCR Rule, such as ongoing operational costs after July 2016. Accordingly, the Company does not expect the CCR Rule to have a significant impact on our financial condition or results of operations.
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
In 2012, several environmental groups filed a lawsuit in federal district court against the Office of Surface Mining Reclamation and Enforcement ("OSM") of the U.S. Department of the Interior challenging OSM’s 2012 approval of a permit revision which allowed for the expansion of mining operations into a new area of the mine that serves Four Corners ("Area IV North"). In April 2015, the court issued an order invalidating the permit revision, thereby prohibiting mining in Area IV North until OSM takes action to cure the defect in its permitting process identified by the court. On December 29, 2015, OSM took action to cure the defect in its permitting process by issuing a revised environmental assessment and finding of no new significant impact, and reissued the permit. This action is subject to possible judicial review. On March 30, 2016, the U.S. Court of Appeals vacated and dismissed the federal court decision that halted operations in Area IV North at the Navajo Mine.
On April 20, 2016, environmental groups filed a new complaint in Arizona's federal district court, challenging multiple permits and approvals issued to both the Navajo Mine and Four Corners authorizing operations from July 2016 onwards. The complaint seeks to enjoin federal agencies, including the OSM and Bureau of Indian Affairs, from authorizing any element of the power plant or mine without further environmental impact analysis.
Climate Change. In recent years, there has been increasing public debate regarding the potential impact on global climate change. There has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of GHG and possible means for their regulation. In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues. Most recently, in 2015, the United States participated in the United Nations Conference on Climate Change, which led to creation of the Paris Agreement. On April 22, 2016, 175 countries including the United States signed the Paris Agreement, signaling their intent to join. Those countries that subsequently ratify the agreement will be required to review and "represent a progression" in their intended nationally determined contributions, which set GHG emission reduction goals, every five years beginning in 2020.
The U.S. federal government has either considered, proposed and/or finalized legislation or regulations limiting GHG emissions, including carbon dioxide. In particular, the U.S. Congress has considered legislation to restrict or regulate GHG emissions. In the past few years, the EPA began using the CAA to regulate carbon dioxide and other GHG emissions, such as the 2009 GHG Reporting Rule and the EPA's sulfur hexafluoride ("SF6") reporting rule, both of which apply to the Company, as well as the EPA's 2010 actions to impose permitting requirements on new and modified sources of GHG emissions. After announcing his plan to address climate change in 2013, the President directed the EPA to issue proposals for GHG rulemaking addressing power plants. In October 2015, the EPA published a final rule establishing new source performance standards ("NSPS") limiting CO2 emissions from new, modified and reconstructed electric generating units. In October 2015, the EPA also published a rule establishing guidelines for states to regulate CO2 emissions from existing power plants, as well as a proposed "federal plan" to address CO2 emissions from affected units in those states that do not submit an approvable compliance plan. The standards for existing plants are known as the Clean Power Plan ("CPP"), under which rule interim emissions performance rates must be achieved beginning in 2022 and final emissions performance rates by 2030. Legal challenges to the CPP were filed by groups of states and industry members. On February 9, 2016, the U.S. Supreme Court issued a decision to stay the rule until legal issues are resolved. We cannot at this time determine the impact the CPP and related rules and legal challenges may have on our financial position, results of operations or cash flows.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

New Mexico Tax Matter Related to Coal Supplied to Four Corners
On May 23, 2013, the New Mexico Taxation and Revenue Department ("NMTRD") issued a notice of assessment for coal severance surtax, penalty, and interest totaling approximately $30 million related to coal supplied under the coal supply agreement for Four Corners (the "Assessment"). The Company's share of the Assessment is approximately $1.5 million. On behalf of the Four Corners participants, the coal supplier made a partial payment of the Assessment and immediately filed a refund claim with respect to that partial payment in August 2013. The NMTRD denied the refund claim. On December 19, 2013, the coal supplier and APS, on its own behalf and as operating agent for Four Corners, filed complaints with the New Mexico District Court contesting both the validity of the Assessment and the refund claim denial. On June 30, 2015, the court ruled that the Assessment was not valid and further ruled that APS and the other Four Corners co-owners receive a refund of all of the contested amounts previously paid under the applicable tax statute. The NMTRD filed a Notice of Appeal on August 31, 2015 with respect to the decision. Thereafter, APS and the coal supplier agreed to terms for a settlement with the NMTRD with respect to the Assessment. Pursuant to the final settlement agreement, the NMTRD agreed to release the Assessment, dismiss its filed appeal, and release its rights to any other surtax claims with respect to the coal supply agreement. APS and the other Four Corners participants agreed to forgo refund rights with respect to all the contested amounts previously paid under the applicable tax statute, in addition to a $1.0 million settlement payment. The Company paid its share of this settlement, approximately $47 thousand, in April 2016.
H. Litigation
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
See Notes C and G above and Notes C and K of the Notes to Financial Statements in the 2015 Form 10-K for discussion of the effects of government legislation and regulation on the Company.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

I. Employee Benefits
Retirement Plans
The net periodic benefit cost recognized for the three and twelve months ended March 31, 2016 and 2015 is made up of the components listed below as determined using the projected unit credit actuarial cost method (in thousands):

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Components of net periodic benefit cost:
Service cost	$1,905	$2,100	$8,597	$8,514
Interest cost	3,265	3,625	14,135	14,797
Expected return on plan assets	(4,712)	(4,947)	(19,560)	(18,966)
Amortization of:
Net loss	1,888	2,750	9,785	9,830
Prior service benefit	(878)	(888)	(3,496)	(3,535)
Net periodic benefit cost	$1,468	$2,640	$9,461	$10,640
During the three months ended March 31, 2016, the Company contributed $1.8 million of its projected $6.2 million 2016 annual contribution to its retirement plans.
Other Postretirement Benefits
The net periodic benefit cost recognized for the three and twelve months ended March 31, 2016 and 2015 is made up of the components listed below (in thousands):

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Components of net periodic benefit cost:
Service cost	$715	$875	$3,294	$3,020
Interest cost	873	1,025	3,883	4,363
Expected return on plan assets	(460)	(525)	(2,005)	(2,116)
Amortization of:
Prior service benefit	(788)	(775)	(3,081)	(4,328)
Net gain	(665)	(500)	(2,190)	(2,521)
Net periodic benefit cost (benefit)	$(325)	$100	$(99)	$(1,582)
During the three months ended March 31, 2016, the Company contributed $0.6 million of its projected $1.7 million 2016 annual contribution to its other post retirement benefits plan.
J. Financial Instruments and Investments
The FASB guidance requires the Company to disclose estimated fair values for its financial instruments. The Company has determined that cash and temporary investments, investment in debt securities, accounts receivable, decommissioning trust funds, long-term debt, short-term borrowings under the RCF, accounts payable and customer deposits meet the definition of financial instruments. The carrying amounts of cash and temporary investments, accounts receivable, accounts payable and customer deposits approximate fair value because of the short maturity of these items. Investments in debt securities and decommissioning trust funds are carried at estimated fair value.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Long-Term Debt and Short-Term Borrowings Under the RCF. The fair values of the Company's long-term debt and short-term borrowings under the RCF are based on estimated market prices for similar issues and are presented below (in thousands):

	March 31, 2016		December 31, 2015
	Carrying Amount (1)	Estimated Fair Value	Carrying Amount (1)	Estimated Fair Value
Pollution Control Bonds	$190,568	$212,123	$190,499	$212,624
Senior Notes	993,195	1,159,850	837,475	829,864
RGRT Senior Notes (2)	94,686	101,190	94,686	100,345
RCF (2)	87,050	87,050	141,738	141,738
Total	$1,365,499	$1,560,213	$1,264,398	$1,284,571
_______________

(1)
The Company implemented ASU 2015-03, Interest - Imputation of Interest, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.The impact of ASU 2015-03 on the Company's balance sheet was to reclassify $11.6 million of other deferred charges to long-term debt, net of current portion at December 31, 2015.

(2)
Nuclear fuel financing, as of March 31, 2016 and December 31, 2015, is funded through the $95 million RGRT Senior Notes and $37.1 million and $33.7 million, respectively under the RCF. As of March 31, 2016, $50.0 million was outstanding under the RCF for working capital or general corporate purposes. As of December 31, 2015, $108.0 million was outstanding under the RCF for working capital or general corporate purposes. The interest rate on the Company's borrowings under the RCF is reset throughout the quarter reflecting current market rates. Consequently, the carrying value approximates fair value.

Marketable Securities. The Company's marketable securities, included in decommissioning trust funds in the balance sheets, are reported at fair value which was $243.7 million and $239.0 million at March 31, 2016 and December 31, 2015, respectively. These securities are classified as available for sale and recorded at their estimated fair value using the FASB guidance for certain investments in debt and equity securities. The reported fair values include gross unrealized losses on marketable securities whose impairment the Company has deemed to be temporary. The tables below present the gross unrealized losses and the fair value of these securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	March 31, 2016
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities (1):
Federal Agency Mortgage Backed Securities	$996	$(2)	$1,109	$(23)	$2,105	$(25)
U.S. Government Bonds	8,656	(51)	13,666	(501)	22,322	(552)
Municipal Obligations	3,569	(42)	8,681	(513)	12,250	(555)
Corporate Obligations	3,128	(170)	2,949	(276)	6,077	(446)
Total Debt Securities	16,349	(265)	26,405	(1,313)	42,754	(1,578)
Common Stock	3,441	(620)	—	—	3,441	(620)
Institutional Equity Funds-International Equity	21,856	(1,321)	—	—	21,856	(1,321)
Total Temporarily Impaired Securities	$41,646	$(2,206)	$26,405	$(1,313)	$68,051	$(3,519)

_________________

(1)	Includes 105 securities.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2015
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities (2):
Federal Agency Mortgage Backed Securities	$9,383	$(97)	$1,113	$(47)	$10,496	$(144)
U.S. Government Bonds	24,094	(310)	14,272	(623)	38,366	(933)
Municipal Obligations	8,286	(160)	7,388	(446)	15,674	(606)
Corporate Obligations	6,058	(722)	2,307	(228)	8,365	(950)
Total Debt Securities	47,821	(1,289)	25,080	(1,344)	72,901	(2,633)
Common Stock	3,584	(344)	—	—	3,584	(344)
Institutional Equity Funds-International Equity	22,454	(768)	—	—	22,454	(768)
Total Temporarily Impaired Securities	$73,859	$(2,401)	$25,080	$(1,344)	$98,939	$(3,745)

_________________

(2)	Includes 133 securities.
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
For the three and twelve months ended March 31, 2016 and 2015, the Company recognized other than temporary impairment losses on its available-for-sale securities as follows (in thousands):

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Unrealized holding losses included in pre-tax income	$(156)	$—	$(494)	$—
The reported securities also include gross unrealized gains on marketable securities which have not been recognized in the Company's net income. The table below presents the unrecognized gross unrealized gains and the fair value of these securities, aggregated by investment category (in thousands):

	March 31, 2016		December 31, 2015
	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains
Description of Securities:
Federal Agency Mortgage Backed Securities	$17,633	$621	$9,589	$438
U.S. Government Bonds	32,557	1,005	12,033	136
Municipal Obligations	10,622	458	8,671	332
Corporate Obligations	16,070	799	10,110	368
Total Debt Securities	76,882	2,883	40,403	1,274
Common Stock	68,928	35,675	72,636	37,001
Equity Mutual Funds	23,764	382	18,853	91
Cash and Cash Equivalents	6,065	—	8,204	—
Total	$175,639	$38,940	$140,096	$38,366

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The Company's marketable securities include investments in municipal, corporate and federal debt obligations. Substantially all of the Company's mortgage-backed securities, based on contractual maturity, are due in ten years or more. The mortgage-backed securities have an estimated weighted average maturity which generally range from two years to six years and reflects anticipated future prepayments. The contractual year for maturity of these available-for-sale securities as of March 31, 2016 is as follows (in thousands):

	Total	2016	2017 through 2020	2021 through 2025	2026 and Beyond
Municipal Debt Obligations	$22,872	$717	$9,302	$11,340	$1,513
Corporate Debt Obligations	22,147	—	5,863	8,389	7,895
U.S. Government Bonds	54,879	3,413	25,654	14,189	11,623
The Company's marketable securities in its decommissioning trust funds are sold from time to time and the Company uses the specific identification basis to determine the amount to reclassify out of accumulated other comprehensive income and into net income. The proceeds from the sale of these securities during the three and twelve months ended March 31, 2016 and 2015 and the related effects on pre-tax income are as follows (in thousands):

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Proceeds from sales or maturities of available-for-sale securities	$24,078	$24,642	$102,003	$104,126
Gross realized gains included in pre-tax income	$1,832	$3,782	$10,429	$8,626
Gross realized losses included in pre-tax income	(288)	(37)	(1,178)	(396)
Gross unrealized losses included in pre-tax income	(156)	—	(494)	—
Net gains in pre-tax income	$1,388	$3,745	$8,757	$8,230
Net unrealized holding gains (losses) included in accumulated other comprehensive income	$2,190	$1,014	$(1,730)	$10,843
Net gains reclassified out of accumulated other comprehensive income	(1,388)	(3,745)	(8,757)	(8,230)
Net gains (losses) in other comprehensive income	$802	$(2,731)	$(10,487)	$2,613
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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
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
The fair value of the Company's decommissioning trust funds and investments in debt securities at March 31, 2016 and December 31, 2015, and the level within the three levels of the fair value hierarchy defined by the FASB guidance are presented in the table below (in thousands):

Description of Securities	Fair Value as of March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading Securities:
Investments in Debt Securities	$1,515	$—	$—	$1,515
Available for sale:
U.S. Government Bonds	$54,879	$54,879	$—	$—
Federal Agency Mortgage Backed Securities	19,738	—	19,738	—
Municipal Bonds	22,872	—	22,872	—
Corporate Asset Backed Obligations	22,147	—	22,147	—
Subtotal Debt Securities	119,636	54,879	64,757	—
Common Stock	72,369	72,369	—	—
Equity Mutual Funds	23,764	23,764	—	—
Institutional Funds-International Equity (1)	21,856
Cash and Cash Equivalents	6,065	6,065	—	—
Total Available for Sale	$243,690	$157,077	$64,757	$—

Description of Securities	Fair Value as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading Securities:
Investments in Debt Securities	$1,543	$—	$—	$1,543
Available for sale:
U.S. Government Bonds	$50,399	$50,399	$—	$—
Federal Agency Mortgage Backed Securities	20,085	—	20,085	—
Municipal Bonds	24,345	—	24,345	—
Corporate Asset Backed Obligations	18,475	—	18,475	—
Subtotal Debt Securities	113,304	50,399	62,905	—
Common Stock	76,220	76,220	—	—
Equity Mutual Funds	18,853	18,853	—	—
Institutional Funds-International Equity (1)	22,454
Cash and Cash Equivalents	8,204	8,204	—	—
Total Available for Sale	$239,035	$153,676	$62,905	$—

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

(1) In accordance with ASU 2015-07 Subtopic 820-10, certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.
There were no transfers in or out of Level 1 and Level 2 fair value measurements categories due to changes in observable inputs during the three and twelve month periods ended March 31, 2016 and 2015. There were no purchases, sales, issuances, and settlements related to the assets in the Level 3 fair value measurement category during the three and twelve months ended March 31, 2016 and 2015.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
El Paso Electric Company:

We have reviewed the condensed balance sheet of El Paso Electric Company (the Company) as of March 31, 2016, the related condensed statements of operations and comprehensive operations for the three-month and twelve-month periods ended March 31, 2016 and 2015, and the related condensed statements of cash flows for the three-month periods ended March 31, 2016 and 2015. These condensed financial statements are the responsibility of the Company's management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of El Paso Electric Company as of December 31, 2015, and the related statements of operations, comprehensive operations, changes in common stock equity, and cash flows for the year then ended (not presented herein); and in our report dated February 29, 2016, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2015 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ KPMG LLP
Kansas City, Missouri
May 6, 2016

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this Item 2 updates, and should be read in conjunction with, the information set forth in Part II, Item 7 of our 2015 Form 10-K.

FORWARD-LOOKING STATEMENTS
Certain matters discussed in this Quarterly Report on Form 10-Q other than statements of historical information are “forward-looking statements.” within the meaning of Section 27A of the Securities Act of 1933. as amended (the "Securities Act"), and Section 21E of the Securities Act of 1934, as amended (the "Exchange Act"). Forward-looking statements often include words like we "believe", "anticipate", "target", "project", "expect", "predict", "pro-forma", "estimate", "intend", "will", "is designed to", "plan", and words of similar meaning, or by the Company's discussion of strategies or trends. Forward-looking statements describe our future plans, objectives, expectations, and goals. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurances can be given that these expectations will prove to be correct. Such statements address future events and conditions and include, but are not limited to:

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
These forward-looking statements are based on assumptions and analyses in light of the Company's experience and perception of historical trends, current conditions, expected future developments, and other factors the Company believes were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Factors that would cause or contribute to such differences include, but are not limited to:

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

•
changes in, and the assumptions used for, retirement and other post-retirement benefit liability calculations, as well as actual and assumed investment returns on retirement and other post-retirement plan assets,

•
the impact of changing cost escalation and other assumptions on our nuclear decommissioning liability for Palo Verde, as well as actual and assumed investment returns on decommissioning trust fund assets,

•	disruptions in our transmission system, and in particular the lines that deliver power from our remote generating facilities,

•	electric utility deregulation or re-regulation,

•	regulated and competitive markets,

•	ongoing municipal, state and federal activities,

•	cuts in military spending or shutdowns of the federal government that reduce demand for our services from military and governmental customers,

•	political, legislative, judicial and regulatory developments,

•	homeland security considerations, including those associated with the U.S./Mexico border region and the energy industry,

•	changes in environmental laws and regulations and the enforcement or interpretation thereof, including those related to air, water or greenhouse gas emissions or other environmental matters,

•	economic and capital market conditions,

•	changes in accounting requirements and other accounting matters,

•	changing weather trends and the impact of severe weather conditions,

•	possible physical or cyber attacks, intrusions or other catastrophic events,

•	the impact of lawsuits against us,

•	the impact of changes in interest rates,

•	Texas, New Mexico and electric industry utility service reliability standards,

•	coal, uranium, natural gas, oil and wholesale electricity prices and availability,

•	possible income tax and interest payments as a result of audit adjustments proposed by the Internal Revenue Service or state taxing authorities,

•	the impact of U.S. health care reform legislation,

•	loss of key personnel, our ability to recruit and retain qualified employees and our ability to successfully implement succession planning, and

•	other circumstances affecting anticipated operations, sales and costs.
These lists are not all-inclusive because it is not possible to predict all factors. A discussion of some of these factors is included in the 2015 Form 10-K under the headings “Risk Factors” and “Management's Discussion and Analysis” “-Summary of Critical Accounting Policies and Estimates” and “-Liquidity and Capital Resources.” This Quarterly Report on Form 10-Q should be read in its entirety. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels. Any forward-looking statements speaks only as of the date such statement was made, as we are not obligated to update any forward-looking statements to reflect events or circumstances after the date on which such statement was made, except as required by applicable laws or regulations.

Summary of Critical Accounting Policies and Estimates
The preparation of our financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes for the periods presented and actual results could differ in future periods from those estimates. Critical accounting policies and estimates are both important to the portrayal of our financial condition and results of operations and require complex, subjective judgments and are more fully described in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2015 Form 10-K.

Summary
The following is an overview of our results of operations for the three and twelve month periods ended March 31, 2016 and 2015. Net income (loss) and basic earnings per share for the three and twelve month periods ended March 31, 2016 and 2015 are shown below:

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Net income (loss) (in thousands)	$(5,808)	$3,458	$72,652	$90,271
Basic earnings (loss) per share	(0.14)	0.09	1.80	2.24

Regulatory Lag
Our results of operations for the three and twelve months ended March 31, 2016 compared to the same periods in 2015 have been negatively impacted as a result of the completion and the placement in service of MPS Units 1 & 2 (including common plant, transmission lines and substation) and the Eastside Operations Center ("EOC") in March 2015, without a corresponding increase in revenues. The placement in service of Unit 3 in May 2016 and the anticipated completion of Unit 4 in September 2016 will continue the negative impact of regulatory lag until new and higher rates become effective (See Note C to Financial Statements). The primary impact from these assets being placed in service includes a reduction in amounts capitalized for allowance for funds used during construction ("AFUDC"), and increases in depreciation, operation and maintenance expense, property taxes, and interest cost during the three and twelve month periods.
The following table and accompanying explanations show the primary factors affecting the after-tax change in net income (loss) between the 2016 and 2015 periods presented (in thousands):

	Three Months Ended	Twelve Months Ended
March 31, 2015 net income	$3,458	$90,271
Change in (net of tax):
Decreased allowance for funds used during construction (a)	(2,564)	(9,495)
Increased operation and maintenance at fossil-fuel generating plants (b)	(2,062)	(2,284)
(Decreased) increased investment and interest income (c)	(1,865)	429
Increased depreciation and amortization (d)	(1,123)	(4,689)
Deregulated Palo Verde Unit 3 (e)	(624)	(3,270)
Increased administrative and general expense (f)	(476)	(2,886)
Increased interest on long-term debt (g)	(76)	(3,273)
Palo Verde performance rewards, net (h)	—	(1,415)
Increased retail non-fuel base revenues (i)	624	9,448
Other	(1,100)	(184)
March 31, 2016 net income (loss)	$(5,808)	$72,652

______________

(a)
AFUDC decreased for the three and twelve months ended March 31, 2016 compared to the same periods last year due to lower balances of construction work in progress ("CWIP"), primarily due to MPS Units 1 and 2 and the EOC being placed in service in March 2015 and a reduction in the AFUDC accrual rates. This decrease was partially offset by the AFUDC earned on construction costs related to MPS Units 3 and 4.

(b)
Operations and maintenance ("O&M") expenses at our fossil fuel generating plants increased for the three months ended March 31, 2016 compared to the same period last year, primarily due to (i) maintenance outages on Four Corners Units 5 and Rio Grande Unit 7 compared to a reduced level of maintenance outage costs during first quarter 2015 and (ii) O&M expenses at MPS in first quarter 2016 compared to first quarter 2015.

O&M expenses at our fossil fuel generating plants increased for the twelve months ended March 31, 2016 compared to the same period last year, primarily due to (i) O&M expenses at MPS in 2016 with minimal expenses in the same period last year and (ii) maintenance outages at Four Corners Unit 5 and Rio Grande Unit 7 compared to a reduced level of maintenance outage costs during the same period last year. These increases were partially offset by decreased O&M expenses at our Newman Plant and other Rio Grande Units.

(c)
Investment and interest income decreased for the three months ended March 31, 2016 compared to the same period last year primarily due to lower realized gains on securities sold from our Palo Verde decommissioning trust in first quarter 2016 compared to first quarter 2015.

(d)
Depreciation and amortization increased for the three and twelve months ended March 31, 2016, compared to the same periods last year primarily due to an increase in depreciable plant, primarily due to MPS Units 1 and 2, and the EOC being placed in service in March 2015, partially offset by a change in the estimated useful life of certain intangible software assets.

(e)
Deregulated Palo Verde Unit 3 revenues decreased primarily due to (i) 16.9% and 20.8%, respectively, decreases in proxy market prices for the three and twelve months ended March 31, 2016 as compared to the same periods last year, reflecting a decline in the price of natural gas and (ii) a decrease in generation for the twelve months ended March 31, 2016 due to a scheduled 2015 spring refueling outage that was completed in May 2015.

(f)
Administrative and general expenses increased for the three months ended March 31, 2016, compared to the same period last year primarily due to increased (i) outside service costs as a result of increased information technology consulting and system maintenance and (ii) regulatory expense due to the 2015 New Mexico rate case. These increases were partially offset by decreased benefit costs due to a change in actuarial assumptions used to calculate our post-retirement employee benefit plans.

Administrative and general expense increased for the twelve months ended March 31, 2016, compared to the same period last year primarily due to increased (i) employee payroll and incentive compensation and (ii) benefit costs primarily due to medical claims paid. These increases were partially offset by decreased costs related to injuries and damages.

(g)	Interest on long-term debt increased for the twelve months ended March 31, 2016 compared to the same period last year due to interest on the $150 million of 5.00% senior notes issued in December 2014.

(h)
Recognition of the Palo Verde performance rewards in the second quarter of 2014 associated with the 2009 to 2012 performance periods, net of disallowed fuel and purchased power costs related to the resolution of the Texas fuel reconciliation proceeding designated as PUCT Docket No. 41852.

(i)
Retail non-fuel base revenues increased for the three months ended March 31, 2016 compared to the same period last year primarily due to increased revenues from our residential customers primarily due to increased kWh sales that resulted from an increase in average number of customers.

Retail non-fuel base revenues increased for the twelve months ended March 31, 2016 compared to the same period last year primarily due to increased revenues from our residential customers and small and large commercial and industrial customers primarily due to increased kWh sales that resulted from hotter weather experienced in the third quarter of 2015 and an increase in the average number of customers. For a complete discussion of non-fuel base revenues, see page 32.

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
Weather significantly impacts our residential, small commercial and industrial customers, and to a lesser extent, our sales to public authorities. Heating and cooling degree days can be used to evaluate the effect of weather on energy use. For each degree the average outdoor temperature varies from a standard of 65 degrees Fahrenheit, a degree day is recorded. For the three and twelve months ended March 31, 2016, retail non-fuel base revenues were negatively impacted by warmer winter weather compared to the same periods in 2015. Heating degree days in the first quarter of 2016 decreased 8.6% when compared to the same period in 2015 and were 10.9% below the 10-year average. For the twelve months ended March 31, 2016, heating degree days decreased 4.7% when compared to the same period last year and were 8.2% below the 10-year average. For the twelve months ended March 31, 2016, cooling degree days increased 5.5% when compared to the same period last year and were 4.9% above the 10-year average. The table below shows heating and cooling degree days compared to a 10-year average.

	Three Months Ended			Twelve Months Ended
	March 31,			March 31,
			10-Year			10-Year
	2016	2015	Average	2016	2015	Average*
Heating degree days	1,054	1,153	1,183	1,996	2,095	2,174
Cooling degree days	23	34	30	2,828	2,680	2,696
______________
* Calendar year basis.
Customer growth is a key driver of the growth of retail sales. The average number of retail customers grew 1.5% for the three months ended March 31, 2016 when compared to the same period last year, and 1.4% for the twelve months ended March 31, 2016. See the tables presented on pages 34 and 35 which provide detail on the average number of retail customers and the related revenues and kWh sales.
Retail non-fuel base revenues. Retail non-fuel base revenues increased $1.0 million, or 0.9% for the three months ended March 31, 2016, when compared to the same period last year. The increase in retail non-fuel base revenues includes an $0.8 million increase from sales to residential customers and a $0.2 million increase from sales to our small commercial and industrial customers, reflecting increases of 1.5% and 1.2%, respectively, in the average number of customers served. KWh sales to residential customers and small commercial and industrial customers increased by 1.3% and 2.1%, respectively. Retail non-fuel revenues from large commercial and industrial customers and sales to public authorities combined during the three months ended March 31, 2016 were comparable to the three months ended March 31, 2015.
Retail non-fuel base revenues increased $14.5 million, or 2.6% for the twelve months ended March 31, 2016, when compared to the same period last year. Retail non-fuel base revenues from sales to residential customers increased by $11.4 million due to a 4.5% increase in kWh sales reflecting a 1.4% increase in the average number of residential customers served and hotter weather experienced in the third quarter of 2015. Retail non-fuel base revenues from sales to small commercial and industrial customers increased $2.4 million when compared to the same period in 2015 primarily due to a 1.7% increase in kWh sales reflecting a 1.4%

increase in the average number of customers served and hotter weather experienced in the third quarter of 2015. Retail non-fuel revenues from large commercial and industrial customers increased $1.1 million during the twelve months ended March 31, 2016, primarily due to an interruptible rate adjustment for a large customer. KWh sales to public authorities increased 1.7% while revenues declined by $0.3 million due to a military installation moving a portion of their load to an interruptible rate.
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
In the three and twelve months ended March 31, 2016, we over-recovered our fuel costs by $4.1 million and $1.8 million, respectively. In May 2014, we implemented a 6.9% increase in our fixed fuel factor in Texas which was based upon a formula that reflects increases in prices for natural gas. On April 15, 2015, we filed a request, which was assigned PUCT Docket No, 44633, to reduce our fixed fuel factor by approximately 24% to reflect an expected reduction in fuel expense. The over-recovered balance was below the materiality threshold. The reduction in the fixed fuel factor was effective on an interim basis May 1, 2015 and approved by the PUCT on May 20, 2015. In July 2014, the PUCT approved a settlement in the Texas fuel reconciliation proceeding designated as PUCT Docket No. 41852 and financial implications of the settlement were recorded in the second quarter of 2014 increasing fuel revenues by $2.2 million. In September 2014, March 2015, and March 2016, $7.9 million, $5.8 million, and $1.6 million, respectively, were credited to customers through the applicable fuel adjustment clauses as the result of a reimbursement from the DOE related to spent nuclear fuel storage. At March 31, 2016, we had a net fuel over-recovery balance of $8.1 million, including $5.2 million in Texas, $2.8 million in New Mexico, and $0.1 million for our FERC regulated customer.
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
Off-system sales revenues decreased $5.8 million, or 33.5% for the three months ended March 31, 2016, when compared to the same period last year, as a result of lower average market prices for power and a 15.3% decrease in kWh sales. Retained margins from off-system sales for the three months ended March 31, 2016 were relatively unchanged when compared to the same period last year. Off-system sales revenues decreased $27.1 million, or 31.4% for the twelve months ended March 31, 2016, when compared to the same period last year, as a result of lower average market prices for power and a 7.7% decrease in kWh sales. Retained margins from off-system sales decreased $0.3 million, or 19.7% for the twelve months ended March 31, 2016, compared to the same period last year.

Comparisons of kWh sales and operating revenues are shown below (in thousands):
			Increase (Decrease)
Quarter Ended March 31:	2016	2015	Amount	Percent
kWh sales:
Retail:
Residential	569,085	561,653	7,432	1.3%
Commercial and industrial, small	500,226	490,066	10,160	2.1
Commercial and industrial, large	244,926	253,120	(8,194)	(3.2)
Sales to public authorities	346,235	343,093	3,142	0.9
Total retail sales	1,660,472	1,647,932	12,540	0.8
Wholesale:
Sales for resale	11,841	11,945	(104)	(0.9)
Off-system sales	578,673	683,529	(104,856)	(15.3)
Total wholesale sales	590,514	695,474	(104,960)	(15.1)
Total kWh sales	2,250,986	2,343,406	(92,420)	(3.9)
Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$47,743	$46,940	$803	1.7%
Commercial and industrial, small	32,140	31,970	170	0.5
Commercial and industrial, large	8,093	8,249	(156)	(1.9)
Sales to public authorities	17,400	17,258	142	0.8
Total retail non-fuel base revenues	105,376	104,417	959	0.9
Wholesale:
Sales for resale	369	440	(71)	(16.1)
Total non-fuel base revenues	105,745	104,857	888	0.8
Fuel revenues:
Recovered from customers during the period	22,534	34,422	(11,888)	(34.5)
Over collection of fuel (1)	(4,103)	(15,687)	11,584	73.8
New Mexico fuel in base rates	16,226	16,113	113	0.7
Total fuel revenues (2)	34,657	34,848	(191)	(0.5)
Off-system sales:
Fuel cost	8,492	12,865	(4,373)	(34.0)
Shared margins	2,555	3,936	(1,381)	(35.1)
Retained margins	360	356	4	1.1
Total off-system sales	11,407	17,157	(5,750)	(33.5)
Other (3)	6,000	6,884	(884)	(12.8)
Total operating revenues	$157,809	$163,746	$(5,937)	(3.6)
Average number of retail customers (4):
Residential	360,048	354,758	5,290	1.5%
Commercial and industrial, small	40,537	40,040	497	1.2
Commercial and industrial, large	49	49	—	—
Sales to public authorities	5,372	5,216	156	3.0
Total	406,006	400,063	5,943	1.5
____________

(1)
Includes the portion of DOE refunds related to spent fuel storage of $1.6 million and $5.8 million in 2016 and 2015, respectively, that were credited to customers through the applicable fuel adjustment clauses.

(2)	Includes deregulated Palo Verde Unit 3 revenues for the New Mexico jurisdiction of $2.2 million and $3.1 million in 2016 and 2015, respectively.

(3)	Represents revenues with no related kWh sales.

(4)	The number of retail customers is based on the number of service locations.

Comparisons of kWh sales and operating revenues are shown below (in thousands):
			Increase (Decrease)
Twelve Months Ended March 31:	2016	2015	Amount	Percent
kWh sales:
Retail:
Residential	2,778,570	2,659,158	119,412	4.5%
Commercial and industrial, small	2,394,674	2,353,993	40,681	1.7
Commercial and industrial, large	1,054,468	1,091,043	(36,575)	(3.4)
Sales to public authorities	1,588,710	1,562,849	25,861	1.7
Total retail sales	7,816,422	7,667,043	149,379	1.9
Wholesale:
Sales for resale	63,243	61,282	1,961	3.2
Off-system sales	2,396,091	2,596,284	(200,193)	(7.7)
Total wholesale sales	2,459,334	2,657,566	(198,232)	(7.5)
Total kWh sales	10,275,756	10,324,609	(48,853)	(0.5)
Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$247,068	$235,717	$11,351	4.8%
Commercial and industrial, small	187,606	185,237	2,369	1.3
Commercial and industrial, large	40,255	39,160	1,095	2.8
Sales to public authorities	91,386	91,668	(282)	(0.3)
Total retail non-fuel base revenues	566,315	551,782	14,533	2.6
Wholesale:
Sales for resale	2,384	2,269	115	5.1
Total non-fuel base revenues	568,699	554,051	14,648	2.6
Fuel revenues:
Recovered from customers during the period	115,877	164,301	(48,424)	(29.5)
Over collection of fuel (1)	(1,758)	(10,567)	8,809	83.4
New Mexico fuel in base rates	72,242	71,632	610	0.9
Total fuel revenues (2)	186,361	225,366	(39,005)	(17.3)
Off-system sales:
Fuel cost	48,033	66,118	(18,085)	(27.4)
Shared margins	9,667	18,309	(8,642)	(47.2)
Retained margins	1,366	1,701	(335)	(19.7)
Total off-system sales	59,066	86,128	(27,062)	(31.4)
Other (3) (4)	29,806	30,210	(404)	(1.3)
Total operating revenues	$843,932	$895,755	$(51,823)	(5.8)
Average number of retail customers (5):
Residential	358,290	353,380	4,910	1.4%
Commercial and industrial, small	40,375	39,806	569	1.4
Commercial and industrial, large	49	49	—	—
Sales to public authorities	5,290	5,132	158	3.1
Total	404,004	398,367	5,637	1.4

________________________________________

(1)
2016 includes the portion of a DOE refund related to spent fuel storage of $1.6 million that was credited to customers through the applicable fuel adjustment clause. 2015 includes the portion of two DOE refunds related to spent fuel which totaled $13.7 million offset in part by $2.2 million related to Palo Verde performance rewards, net.

(2) Includes deregulated Palo Verde Unit 3 revenues for the New Mexico jurisdiction of $8.8 million and $13.7 million in 2016 and 2015, respectively.
(3) Includes an Energy Efficiency Bonus of $1.3 million and $2.0 million in 2016 and 2015, respectively.
(4) Represents revenues with no related kWh sales.
(5) The number of retail customers presented is based on the number of service locations.

Energy expenses
Our sources of energy include electricity generated from our nuclear, natural gas and coal generating plants and purchased power. After adding the new natural gas generating units (MPS Units 1 & 2) in March 2015 into the Company's system generation resources, Palo Verde represents approximately 31% of our net dependable generating capacity and approximately 66% and 54% of our Company-generated energy for the three and twelve months ended March 31, 2016, respectively. Fluctuations in the price of natural gas, which also is the primary factor influencing the price of purchased power, have had a significant impact on our cost of energy.
Energy expenses decreased $4.9 million, or 10.1% for the three months ended March 31, 2016, when compared to the same period in 2015, primarily due to (i) decreased natural gas costs of $7.6 million due to a 22.9% decrease in the average price of natural gas, and (ii) decreased total purchased power of $1.5 million due to a 9.3% decrease in the MWhs purchased and a 4.9% decrease in the average price of total purchased power. The decrease in energy expenses was partially offset by an increase in nuclear fuel expenses related to a $4.6 million reduction in the DOE refund in first quarter 2016 compared to the same period in 2015.

	Three Months Ended March 31,
	2016				2015
Fuel Type	Cost		MWh	Cost per MWh	Cost		MWh	Cost per MWh
	(in thousands)				(in thousands)
Natural gas	$21,136		637,430	$33.16	$28,748		668,575	$43.00
Coal	2,635		81,006	32.53	3,116		137,218	22.71
Nuclear	10,548	(a)	1,380,497	8.94	5,865	(a)	1,362,194	9.01
Total	34,319		2,098,933	17.20	37,729		2,167,987	20.36
Purchased power:
Photovoltaic	5,508		67,764	81.28	4,803		59,059	81.33
Other	4,138		205,157	20.17	6,372		241,713	26.36
Total purchased power	9,646		272,921	35.34	11,175		300,772	37.15
Total energy	$43,965		2,371,854	19.30	$48,904		2,468,759	22.40
_______________
(a) Costs includes a DOE refund related to spent fuel storage of $1.8 million and $6.4 million recorded in March 2016 and 2015, respectively. Cost per MWh excludes this refund.
Energy expenses decreased $58.2 million, or 19.7% for the twelve months ended March 31, 2016, when compared to the same period in 2015, primarily due to (i) decreased natural gas costs of $63.3 million due to a 31.2% decrease in the average price of natural gas, and (ii) decreased total purchased power of $6.0 million due to a 14.2% decrease in the average price of total purchased power. The decrease in energy expenses was partially offset by a $13.1 million reduction in DOE refund for the twelve months ended March 31, 2016 compared to the same period in 2015.

	Twelve Months Ended March 31,
	2016				2015
Fuel Type	Cost		MWh	Cost per MWh	Cost		MWh	Cost per MWh
	(in thousands)				(in thousands)
Natural gas	$126,749		3,759,514	$33.71	$190,004		3,875,040	$49.03
Coal	13,432		601,532	22.33	13,031		599,234	21.75
Nuclear	44,809	(a)	5,154,989	9.04	34,113	(b)	5,104,785	9.61
Total	184,990		9,516,035	19.63	237,148		9,579,059	26.32
Purchased power:
Photovoltaic	23,200		285,946	81.13	21,173		258,239	81.99
Other	28,816		1,077,149	26.75	36,891		1,070,906	35.42
Total purchased power	52,016		1,363,095	38.16	58,064		1,329,145	44.47
Total energy	$237,006		10,879,130	21.95	$295,212		10,908,204	28.53
_____________
(a) Costs includes a DOE refund related to spent fuel storage of $1.8 million recorded in the first quarter of 2016. Cost per MWh excludes this refund.

(b) Costs includes DOE refunds related to spent fuel storage of $6.4 million and $8.5 million recorded in the first quarter of 2015 and in the third quarter of 2014, respectively. Cost per MWh excludes these refunds.
Other operations expense
Other operations expense increased $2.8 million, or 5.0% for the three months ended March 31, 2016, compared to the same period last year, primarily due to (i) increased operation expenses at Palo Verde of $1.0 million; (ii) increased transmission and distribution expenses of $0.8 million; and (iii) increased administrative and general expense of $0.8 million due to increased outside services expense and regulatory expense largely related to the 2015 New Mexico rate case.
Other operations expense increased $7.4 million, or 3.1% for the twelve months ended March 31, 2016, compared to the same period last year, primarily due to (i) increased administrative and general expense of $4.1 million due to increased employee compensation cost; (ii) increased transmission and distribution expenses of $1.8 million largely related to wheeling expense and subcontracting costs; and (iii) increased operation expenses of $1.4 million related to our fossil-fuel generating plants primarily due to expenses at MPS with no comparable expenses during the same period last year.
Maintenance expense
Maintenance expense increased $2.0 million or 12.6%, for the three months ended March 31, 2016 compared to the same period last year, primarily due to an increase in the level of maintenance at Four Corners and Rio Grande generating plants partially offset by a decrease in maintenance at Palo Verde generating plant.

Maintenance expense increased $0.3 million, or 0.4%, for the twelve months ended March 31, 2016 compared to the same period last year, primarily due to an increase in the level of maintenance at Four Corners and MPS generating plants partially offset by a decrease in maintenance at Palo Verde and Rio Grande generating plants.
Depreciation and amortization expense
Depreciation and amortization expense increased $1.7 million or 8.0% and $7.2 million or 8.6% for the three and twelve months ended March 31, 2016, respectively, compared to the same periods last year primarily due to the increase in depreciable plant balances including MPS Units 1 & 2 and the EOC, which were placed in service in March 2015, partially offset by an increase in the estimated useful lives of certain intangible software assets effective July 2015.
Taxes other than income taxes
Taxes other than income taxes increased $0.7 million, or 4.6% for the three months ended March 31, 2016 and $2.8 million, or 4.6% for the twelve months ended March 31, 2016 compared to the same periods in the prior year primarily due to increases in tax rates and valuations.
Other income (deductions)
Other income (deductions) decreased $3.8 million, or 40.8% for the three months ended March 31, 2016, compared to the same period last year, primarily due to decreased investment and interest income due to lower realized gains in our decommissioning trust funds in 2016 and by decreased allowance for equity funds used during construction ("AEFUDC") resulting from lower averages balances of CWIP and a reduction in the AEFUDC accrual rate.
Other income (deductions) decreased $7.0 million, or 24.1% for the twelve months ended March 31, 2016, compared to the same period last year, primarily due to decreased AEFUDC resulting from lower averages balances of CWIP and a reduction in the AEFUDC accrual rate.
Interest charges (credits)
Interest charges (credits) increased by $1.5 million, or 12.0% for the three months ended March 31, 2016, compared to the same period last year, primarily due to decreased allowance for borrowed funds used during construction ("ABFUDC") as a result of lower average balances of CWIP and a reduction in the ABFUDC accrual rate and increased interest on short-term borrowing for working capital purposes.
Interest charges (credits) increased by $9.1 million, or 19.0%, for the twelve months ended March 31, 2016, compared to the same period last year, primarily due to interest expense on the $150 million of 5.00% Senior Notes due 2044 issued in December

2014 and decreased allowance for ABFUDC as a result of lower average balances of CWIP and a reduction in the ABFUDC accrual rate.
Income tax expense
Income tax expense decreased $4.1 million for the three months ended March 31, 2016 and $9.8 million, or 24.3% for the twelve months ended March 31, 2016, compared to the same periods last year, primarily due to decreased pre-tax income and decreased capital gains from the decommissioning trust funds which are taxed at a 20% tax rate.
New Accounting Standards
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Topic 715) to simplify the presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30), to provide further clarification to ASU 2015-03 as it relates to the presentation and subsequent measurement of debt issuance costs associated with line of credit arrangements. We implemented ASU 2015-03 and ASU 2015-15 in the first quarter of 2016, retrospectively to all prior periods presented in our financial statements. The implementation of ASU 2015-03 did not have a material impact on our results of operations.
In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820) to eliminate the requirement to categorize investments in the fair value hierarchy if the fair value is measured at net asset value ("NAV") per share (or its equivalent) using the practical expedient in the FASB’s fair value measurement guidance. Reporting entities must still provide sufficient information to enable users to reconcile total investments in the fair value hierarchy and total investments measured at fair value in the financial statements. Additionally, the scope of current disclosure requirements for investments eligible to be measured at NAV will be limited to investments to which the practical expedient is applied. This ASU is effective in fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The ASU requires retrospective application. We implemented ASU 2015-07 in the first quarter of 2016, retrospectively to all prior periods presented in our fair value disclosures. This guidance required a revision of the fair value disclosures but did not impact our financial statements. The implementation of ASU 2015-07 did not have a material impact on our results of operations.
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes to simplify the presentation of deferred income taxes. ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 can be applied prospectively or retrospectively and is effective for financial statements issued for annual periods beginning after December 15, 2016 and interim periods within those annual periods and early adoption is permitted. We elected to early adopt ASU 2015-17 retrospectively in the first quarter of 2016. The implementation of ASU 2015-17 did not have a material impact on our results of operations.
In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) to provide a framework that replaces the existing revenue recognition guidance. ASU 2014-09 is the result of a joint effort by the FASB and the International Accounting Standards Board intended to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. ASU 2014-09 provides that an entity should recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 was originally intended to be effective for annual periods and interim periods within that reporting period beginning after December 15, 2016, for public business entities. In August 2015, FASB issued ASU 2015-14 to defer the effective date of ASU 2014-09 for all entities by one year. Public business entities will apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017 and interim periods within that reporting period. In March 2016, the FASB issued ASU 2016-08 to clarify the implementation guidance on principal versus agent consideration. In April 2016, the FASB issued ASU 2016-10 to clarify the implementation guidance on identifying performance obligations and licensing. Early adoption of ASU 2014-09 is permitted after December 15, 2016. We have not selected a transition method and we are currently assessing the future impact of this ASU.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requiring qualitative and quantitative disclosures on leasing agreements. ASU 2016-02 maintains a distinction between finance leases and operating leases similar to the distinction under previous leases guidance for capital leases and operating leases. The impact of leases reported in the Company's operating results and statement of cash flows are expected to be similar to previous GAAP. ASU 2016-02 requires the recognition in the statement of financial position, by the lessee, of a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. How leases are recorded in regard to financial position represents a significant change from previous GAAP. The lessee is permitted to make an accounting policy election to not recognize lease assets and lease liabilities for short-term leases. Implementation of the standard for public companies will be required for annual reporting periods beginning after December 15, 2018 and interim periods within that reporting period. Early adoption of ASU 2016-02 is permitted for all entities. Adoption of the new lease accounting standard will require us to apply the new standard to the earliest period using a modified retrospective approach. We are currently assessing the future impact of this ASU.
In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards either as equity or liabilities, and classification on the statements of cash flows. This ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. We are currently assessing the future impact of this ASU.
Inflation
For the last several years, inflation has been relatively low and, therefore, has had minimal impact on our results of operations and financial condition.

Liquidity and Capital Resources
In March 2016, we issued $150 million in aggregate principal amount of 5.00% Senior Notes due December 1, 2044 to repay outstanding short-term borrowings on our Revolving Credit Facility ("RCF") used for working capital and general corporate purposes, which may include funding capital expenditures. We continue to maintain a strong balance of common stock equity in our capital structure which supports our bond ratings, allowing us to obtain financing from the capital markets at a reasonable cost. At March 31, 2016, our capital structure, including common stock, long-term debt, current maturities of long-term debt, and short-term borrowings under the RCF, consisted of 42.3% common stock equity and 57.7% debt. At March 31, 2016, we had a balance of $41.3 million in cash and cash equivalents. Based on current projections, we believe that we will have adequate liquidity through our current cash balances, cash from operations, and available borrowings under the RCF to meet all of our anticipated cash requirements for the next twelve months.
Our principal liquidity requirements in the near-term are expected to consist of capital expenditures to expand and support electric service obligations, expenditures for nuclear fuel inventory, interest payments on our indebtedness, cash dividend payments, operating expenses including fuel costs, maintenance costs, and taxes.
Capital Requirements. During the three months ended March 31, 2016, our capital requirements primarily consisted of expenditures for the construction and purchase of electric utility plant, cash dividend payments, and purchases of nuclear fuel. Projected utility construction expenditures are to add new generation, expand and update our transmission and distribution systems, and make capital improvements and replacements at Palo Verde and other generating facilities. MPS Units 1 and 2, the first two (of four) natural gas-fired 88 MW simple-cycle aeroderivative combustion turbines, were completed and placed in service during the first quarter of 2015. The total cost for these two units and the related common facilities and transmission systems, including AFUDC, was approximately $229.6 million. On May 3, 2016, we placed into commercial operation the third generating unit at the MPS and the related common facilities and transmission systems at a cost of approximately $82.4 million. MPS Unit 4 is projected to be completed in September 2016. In the first quarter of 2016, we incurred approximately $17.0 million in cost for the MPS, including AFUDC. Estimated cash construction expenditures for the MPS in 2016 are approximately $35.6 million and estimated construction expenditures for all capital projects for 2016 are approximately $231.1 million. See Part I, Item 1, “Business - Construction Program” in our 2015 Form 10-K. Cash capital expenditures for new electric plant were $52.7 million in the three months ended March 31, 2016 compared to $73.9 million in the three months ended March 31, 2015. Capital requirements for purchases of nuclear fuel were $11.2 million for the three months ended March 31, 2016 compared to $10.2 million for the three months ended March 31, 2015.
On March 31, 2016 we paid a quarterly cash dividend of $0.295 per share or $11.9 million to shareholders of record as of the close of business on March 15, 2016. We expect to continue paying quarterly cash dividends. We expect to review the dividend policy in the second quarter of 2016. At the current payout rate, we would expect to pay total cash dividends of approximately $47.6 million during 2016. In addition, while we do not currently anticipate repurchasing shares of our common stock in 2016, we may repurchase shares of our common stock in the future. Under our repurchase program, purchases can be made at open market prices or in private transactions, and repurchased shares are available for issuance under employee benefit and stock incentive plans, or may be retired. No shares of common stock were repurchased during the three months ended March 31, 2016. As of March 31, 2016, a total of 393,816 shares remain eligible for repurchase under the program.
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
Our cash requirements for federal and state income taxes vary from year to year based on taxable income, which is influenced by the timing of revenues and expenses recognized for income tax purposes. Income tax payments are expected to be minimal in 2016 due to accelerated tax deductions, including bonus depreciation, available in 2016.
We continually evaluate our funding requirements related to our retirement plans, other post-retirement benefit plans, and decommissioning trust funds. During the three months ended March 31, 2016, we contributed $1.8 million and $0.6 million to our retirement plans and other post-retirement benefits plan, respectively, and $1.1 million to our decommissioning trust funds. We are in compliance with the funding requirements of the federal government for our benefit plans. In addition, with respect to our nuclear plant decommissioning trust, we are in compliance with the funding requirements of the federal law and the ANPP Participation Agreement. We will continue to review our funding for these plans in order to meet our future obligations.
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
Capital Resources. Cash provided by operations, $13.9 million for the three months ended March 31, 2016 and $26.5 million for the three months ended March 31, 2015, is a significant source for funding capital requirements. The primary factors affecting the decrease in cash flows from operations were reductions in (i) earnings arising from regulatory lag, (ii) deferred income taxes, and (iii) the over-collection of fuel revenues. Cash from operations has been impacted by the timing of the recovery of fuel costs through fuel recovery mechanisms in Texas and New Mexico and our sales for resale customer. We recover actual fuel costs from customers through fuel adjustment mechanisms in Texas, New Mexico, and from our sales for resale customer. We record deferred fuel revenues for the under-recovery or over-recovery of fuel costs until they can be recovered from or refunded to customers. In Texas, fuel costs are recovered through a fixed fuel factor. We can seek to revise our fixed fuel factor at least four months after our last revision except in the month of December based upon our approved formula which allows us to adjust fuel rates to reflect changes in costs of natural gas. We are required to request to refund fuel costs in any month when the over-recovery balance exceeds a threshold material amount and we expect fuel costs to continue to be materially over-recovered. We are permitted to seek to surcharge fuel under-recoveries in any month the balance exceeds a threshold material amount that we expect fuel cost recovery to continue to be materially under-recovered. Fuel over and under-recoveries are considered material when they exceed 4% of the previous twelve months' fuel costs. On May 1, 2015, we reduced our fixed fuel factor charged to our Texas retail customers by approximately 24% to reflect reduced fuel expense. During the three months ended March 31, 2016, we had an over-recovery of fuel costs of $4.1 million compared to an over-recovery of fuel costs of $15.7 million during the three months ended March 31, 2015. At March 31, 2016, we had a net fuel over-recovery balance of $8.1 million, including $5.2 million in Texas, $2.8 million in New Mexico, and $0.1 million in FERC jurisdiction .
We maintain a RCF for working capital and general corporate purposes and the financing of nuclear fuel through the RGRT. The RGRT is the trust through which we finance our portion of nuclear fuel for Palo Verde and is consolidated in our financial statements. On January 14, 2014, we amended and extended our $300 million RCF, which includes an option to expand the size to $400 million, upon the satisfaction of certain conditions including obtaining commitments from lenders or third party financial institutions. The amended facility extends the maturity from September 2016 to January 2019. In addition, we may extend the January 2019 maturity, subject to lenders' approval, by two additional one year periods. The total amount borrowed for nuclear fuel by RGRT, excluding debt issuance costs, was $132.1 million at March 31, 2016, of which $37.1 million had been borrowed under the RCF, and $95.0 million was borrowed through senior notes. As of March 31, 2016, the amount available for borrowing under our $300 million RCF is $212.4 million. At March 31, 2015, the total amounts borrowed for nuclear fuel by RGRT, excluding debt issuance costs, was $127.3 million of which $17.3 million was borrowed under the RCF and $110.0 million was borrowed through senior notes. Interest costs on borrowings to finance nuclear fuel are accumulated by RGRT and charged to us as fuel is consumed and recovered from customers through fuel recovery charges. RCF outstanding balance for working capital and general corporate purposes, which may include funding capital expenditures, was $50.0 million and $41.0 million at March 31, 2016 and 2015, respectively.
We believe that we have adequate liquidity through our current cash balances, cash from operations, available borrowings under the RCF, and potential access to capital markets to meet all of our anticipated cash requirements for the next twelve months. We received approval from the NMPRC on October 7, 2015 and from the FERC on October 19, 2015, to issue up to $310 million in new long-term debt and to guarantee the issuance of up to $65 million of new debt by the RGRT to finance future purchases of nuclear fuel and to refinance existing nuclear fuel debt obligations. We also requested approval from the FERC to continue to utilize our existing RCF without change from the FERC’s previously approved authorization. The FERC authorization is effective from November 15, 2015 through November 15, 2017. The approvals granted in these cases supersede prior approvals. Under this authorization, on March 24, 2016, the Company issued $150 million in aggregate principal amount of 5.00% Senior Notes due December 1, 2044. The proceeds from the issuance of these senior notes, after deducting the underwriters' commission, were $158.1 million. These proceeds include accrued interest of $2.4 million and a $7.1 million premium before expenses. The estimated effective interest rate is expected to be 4.78%. The net proceeds from the sale of these senior notes were used to repay outstanding short-term borrowings under the RCF used for working capital and general corporate purposes, which may include funding capital expenditures. These senior notes constitute an additional issuance of the Company’s 5.00% Senior Notes due 2044, of which $150 million was previously issued on December 1, 2014, for a total principal amount outstanding of $300 million.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk due to changes in interest rates, equity prices and commodity prices. See our 2015 Form 10-K, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," for a complete discussion of the market risks we face and our market risk sensitive assets and liabilities. As of March 31, 2016, there have been no material changes in the market risks we face or the fair values of assets and liabilities disclosed in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in our 2015 Form 10-K Annual Report.

Item 4.	Controls and Procedures
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of March 31, 2016, our disclosure controls and procedures are effective.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15, that occurred during the quarter ended March 31, 2016, that materially affected, or that were reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We hereby incorporate by reference the information set forth in Part I of this report under Notes C and H of Notes to Financial Statements.

Item 1A.	Risk Factors
Our 2015 Form 10-K includes a detailed discussion of our risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities.

Period	Total Number of Shares Purchased	Average Price Paid per Share (Including Commissions)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2016	—	—	—	393,816
February 1 to February 29, 2016	—	—	—	393,816
March 1 to March 31, 2016	—	—	—	393,816

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information
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
Nathan T. Hirschi
Senior Vice President - Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)
Dated: May 6, 2016

EL PASO ELECTRIC COMPANY
INDEX TO EXHIBITS

Exhibit Number	Exhibit

4.01
Securities Resolution No. 5, dated March 24, 2016, relating to the Company's 5.000% Senior Notes due 2044. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated March 21, 2016)

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

