Form 10-Q
period 2016-06-30
EL PASO ELECTRIC CO /TX/
filed 2016-08-05
CIK 31978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of July 31, 2016, there were 40,520,871 shares of the Company’s no par value common stock outstanding.

EL PASO ELECTRIC COMPANY

( i)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EL PASO ELECTRIC COMPANY
BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)

ASSETS (In thousands)
Utility plant:
Electric plant in service	$3,783,907	$3,616,301
Less accumulated depreciation and amortization	(1,369,646)	(1,329,843)
Net plant in service	2,414,261	2,286,458
Construction work in progress	221,607	293,796
Nuclear fuel; includes fuel in process of $54,224 and $51,854, respectively	191,925	190,282
Less accumulated amortization	(75,546)	(75,031)
Net nuclear fuel	116,379	115,251
Net utility plant	2,752,247	2,695,505
Current assets:
Cash and cash equivalents	9,607	8,149
Accounts receivable, principally trade, net of allowance for doubtful accounts of $1,570 and $2,046, respectively	105,443	66,326
Inventories, at cost	47,376	48,697
Under-collection of fuel revenues	30	—
Prepayments and other	15,062	9,872
Total current assets	177,518	133,044
Deferred charges and other assets:
Decommissioning trust funds	248,240	239,035
Regulatory assets	116,617	115,127
Other	17,640	17,896
Total deferred charges and other assets	382,497	372,058
Total assets	$3,312,262	$3,200,607

See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
BALANCE SHEETS (Continued)

	June 30, 2016	December 31, 2015
	(Unaudited)
CAPITALIZATION AND LIABILITIES (In thousands except for share data)
Capitalization:
Common stock, stated value $1 per share, 100,000,000 shares authorized, 65,670,835 and 65,709,819 shares issued, and 157,520 and 118,834 restricted shares, respectively	$65,828	$65,829
Capital in excess of stated value	320,572	320,073
Retained earnings	1,059,398	1,067,396
Accumulated other comprehensive loss, net of tax	(13,300)	(13,914)
	1,432,498	1,439,384
Treasury stock, 25,307,484 and 25,384,834 shares, respectively, at cost	(421,558)	(422,846)
Common stock equity	1,010,940	1,016,538
Long-term debt, net of current portion	1,278,301	1,122,660
Total capitalization	2,289,241	2,139,198
Current liabilities:
Short-term borrowings under the revolving credit facility	101,614	141,738
Accounts payable, principally trade	44,162	59,978
Taxes accrued	25,318	30,351
Interest accrued	13,267	12,649
Over-collection of fuel revenues	2,063	4,023
Other	41,950	28,325
Total current liabilities	228,374	277,064
Deferred credits and other liabilities:
Accumulated deferred income taxes	502,677	495,237
Accrued pension liability	87,728	90,527
Accrued post-retirement benefit liability	55,677	54,553
Asset retirement obligation	85,363	81,621
Regulatory liabilities	23,930	24,303
Other	39,272	38,104
Total deferred credits and other liabilities	794,647	784,345
Commitments and contingencies
Total capitalization and liabilities	$3,312,262	$3,200,607
See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except for share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Operating revenues	$217,865	$219,508	$375,674	$383,254
Energy expenses:
Fuel	43,143	49,813	77,462	87,542
Purchased and interchanged power	13,610	11,742	23,256	22,917
	56,753	61,555	100,718	110,459
Operating revenues net of energy expenses	161,112	157,953	274,956	272,795
Other operating expenses:
Other operations	56,817	57,656	115,204	113,255
Maintenance	20,426	19,857	37,941	35,417
Depreciation and amortization	23,852	23,135	47,145	44,700
Taxes other than income taxes	15,320	15,433	30,132	29,591
	116,415	116,081	230,422	222,963
Operating income	44,697	41,872	44,534	49,832
Other income (deductions):
Allowance for equity funds used during construction	2,133	2,268	4,469	6,543
Investment and interest income, net	3,591	1,398	6,520	6,652
Miscellaneous non-operating income	145	507	801	687
Miscellaneous non-operating deductions	(890)	(1,271)	(1,356)	(1,762)
	4,979	2,902	10,434	12,120
Interest charges (credits):
Interest on long-term debt and revolving credit facility	18,298	16,495	34,897	32,978
Other interest	272	354	834	517
Capitalized interest	(1,253)	(1,261)	(2,495)	(2,550)
Allowance for borrowed funds used during construction	(1,375)	(1,391)	(3,033)	(4,012)
	15,942	14,197	30,203	26,933
Income before income taxes	33,734	30,577	24,765	35,019
Income tax expense	11,450	9,505	8,289	10,489
Net income	$22,284	$21,072	$16,476	$24,530

Basic earnings per share	$0.55	$0.52	$0.41	$0.61

Diluted earnings per share	$0.55	$0.52	$0.41	$0.61

Dividends declared per share of common stock	$0.310	$0.295	$0.605	$0.575
Weighted average number of shares outstanding	40,345,150	40,269,885	40,335,236	40,256,615
Weighted average number of shares and dilutive potential shares outstanding	40,399,491	40,302,694	40,380,640	40,284,757

 See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except for share data)

	Twelve Months Ended
	June 30,
	2016	2015
Operating revenues	$842,289	$863,462
Energy expenses:
Fuel	178,320	217,289
Purchased and interchanged power	53,884	51,678
	232,204	268,967
Operating revenues net of energy expenses	610,085	594,495
Other operating expenses:
Other operations	244,899	235,664
Maintenance	67,747	70,819
Depreciation and amortization	92,269	86,391
Taxes other than income taxes	64,277	61,422
	469,192	454,296
Operating income	140,893	140,199
Other income (deductions):
Allowance for equity funds used during construction	8,565	14,838
Investment and interest income, net	17,376	14,121
Miscellaneous non-operating income	2,176	2,655
Miscellaneous non-operating deductions	(3,922)	(4,943)
	24,195	26,671
Interest charges (credits):
Interest on long-term debt and revolving credit facility	67,770	62,820
Other interest	1,630	1,306
Capitalized interest	(4,913)	(5,115)
Allowance for borrowed funds used during construction	(5,958)	(8,729)
	58,529	50,282
Income before income taxes	106,559	116,588
Income tax expense	32,695	35,341
Net income	$73,864	$81,247

Basic earnings per share	$1.83	$2.01

Diluted earnings per share	$1.83	$2.01

Dividends declared per share of common stock	$1.195	$1.135
Weighted average number of shares outstanding	40,314,032	40,236,466
Weighted average number of shares and dilutive potential shares outstanding	40,356,239	40,263,304

 See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF COMPREHENSIVE OPERATIONS
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,
	2016	2015	2016	2015	2016	2015
Net income	$22,284	$21,072	$16,476	$24,530	$73,864	$81,247
Other comprehensive income (loss):
Unrecognized pension and post-retirement benefit costs:
Net gain (loss) arising during period	—	—	—	—	5,429	(74,028)
Prior service benefit	—	—	—	—	824	34,200
Reclassification adjustments included in net income for amortization of:
Prior service benefit	(1,664)	(1,662)	(3,330)	(3,325)	(6,579)	(7,455)
Net loss	1,222	2,250	2,445	4,500	6,567	7,730
Net unrealized gains/losses on marketable securities:
Net holding gains (losses) arising during period	2,790	(1,563)	4,980	(549)	2,623	3,210
Reclassification adjustments for net (gains) losses included in net income	(2,110)	182	(3,498)	(3,563)	(11,049)	(7,946)
Net losses on cash flow hedges:
Reclassification adjustment for interest expense included in net income	123	116	245	230	482	452
Total other comprehensive income (loss) before income taxes	361	(677)	842	(2,707)	(1,703)	(43,837)
Income tax benefit (expense) related to items of other comprehensive income (loss):
Unrecognized pension and post-retirement benefit costs	166	(291)	222	(622)	(2,442)	14,761
Net unrealized losses (gains) on marketable securities	(149)	325	(322)	881	1,625	979
Losses on cash flow hedges	(46)	(43)	(128)	(115)	(216)	(197)
Total income tax benefit (expense)	(29)	(9)	(228)	144	(1,033)	15,543
Other comprehensive income (loss), net of tax	332	(686)	614	(2,563)	(2,736)	(28,294)
Comprehensive income	$22,616	$20,386	$17,090	$21,967	$71,128	$52,953
See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net income	$16,476	$24,530
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of electric plant in service	47,145	44,700
Amortization of nuclear fuel	21,957	21,379
Deferred income taxes, net	6,695	8,789
Allowance for equity funds used during construction	(4,469)	(6,543)
Other amortization and accretion	8,715	8,888
Gain on sale of land	(545)	—
Net gains on sale of decommissioning trust funds	(3,498)	(3,563)
Other operating activities	721	243
Change in:
Accounts receivable	(39,117)	(20,782)
Inventories	1,315	(2,813)
Net over-collection (under-collection) of fuel revenues	(1,990)	10,833
Prepayments and other	(6,273)	(7,476)
Accounts payable	(9,345)	(15,528)
Taxes accrued	(5,437)	(2,990)
Interest accrued	618	107
Other current liabilities	13,625	2,669
Deferred charges and credits	(5,900)	(2,068)
Net cash provided by operating activities	40,693	60,375
Cash flows from investing activities:
Cash additions to utility property, plant and equipment	(102,785)	(147,040)
Cash additions to nuclear fuel	(20,478)	(22,424)
Capitalized interest and AFUDC:
Utility property, plant and equipment	(7,502)	(10,555)
Nuclear fuel	(2,495)	(2,550)
Allowance for equity funds used during construction	4,469	6,543
Decommissioning trust funds:
Purchases, including funding of $2.2 million and $2.3 million, respectively	(44,937)	(41,029)
Sales and maturities	40,712	37,158
Proceeds from sale of land	596	—
Other investing activities	2,771	82
Net cash used for investing activities	(129,649)	(179,815)
Cash flows from financing activities:
Dividends paid	(24,474)	(23,220)
Borrowings under the revolving credit facility:
Proceeds	172,125	167,103
Payments	(212,249)	(53,563)
Proceeds from issuance of senior notes	157,052	—
Other financing activities	(2,040)	(1,020)
Net cash provided by financing activities	90,414	89,300
Net increase (decrease) in cash and cash equivalents	1,458	(30,140)
Cash and cash equivalents at beginning of period	8,149	40,504
Cash and cash equivalents at end of period	$9,607	$10,364

See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

A. Principles of Preparation
These condensed financial statements should be read in conjunction with the financial statements and notes thereto in the Annual Report of El Paso Electric Company on Form 10-K for the fiscal year ended December 31, 2015 (the "2015 Form 10-K"). Capitalized terms used in this report and not defined herein have the meaning ascribed to such terms in the 2015 Form 10-K. In the opinion of the Company’s management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company at June 30, 2016 and December 31, 2015; the results of its operations and comprehensive operations for the three, six and twelve months ended June 30, 2016 and 2015; and its cash flows for the six months ended June 30, 2016 and 2015. The results of operations and comprehensive operations for the three and six months ended June 30, 2016 and the cash flows for the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full calendar year.
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
Revenues. Revenues related to the sale of electricity are generally recorded when service is provided or electricity is delivered to customers. The billing of electricity sales to retail customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. Unbilled revenues are recorded for estimated amounts of energy delivered in the period following the customer's billing cycle to the end of the month. Unbilled revenues are estimated based on monthly generation volumes and by applying an average revenue/kWh to the number of estimated kWhs delivered but not billed. Accounts receivable included accrued unbilled revenues of $36.5 million at June 30, 2016 and $21.7 million at December 31, 2015. The Company presents revenues net of sales taxes in its statements of operations.

Supplemental Cash Flow Disclosures (in thousands)
	Six Months Ended
	June 30,
	2016	2015
Cash paid (received) for:
Interest on long-term debt and borrowings under the revolving credit facility	$35,252	$30,922
Income tax paid, net	2,703	1,680
Non-cash investing and financing activities:
Changes in accrued plant additions	(6,966)	(1,227)
Grants of restricted shares of common stock	1,236	1,106
New Accounting Standards. In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, Interest - Imputation of Interest (Topic 715) to simplify the presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30), to provide further clarification to ASU 2015-03 as it relates to the presentation and subsequent measurement of debt issuance costs associated with line of credit arrangements. The Company implemented ASU 2015-03 and ASU 2015-15 in the first quarter of 2016, retrospectively to all prior periods presented in the Company's financial

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

statements. The implementation of ASU 2015-03 did not have a material impact on the Company's results of operations. See Note J.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) to provide a framework that replaces the existing revenue recognition guidance. ASU 2014-09 is the result of a joint effort by the FASB and the International Accounting Standards Board intended to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. Generally Accepted Accounting Principles ("GAAP") and International Financial Reporting Standards. ASU 2014-09 provides that an entity should recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 was originally intended to be effective for annual periods and interim periods within that reporting period beginning after December 15, 2016, for public business entities. In August 2015, FASB issued ASU 2015-14 to defer the effective date of ASU 2014-09 for all entities by one year. Public business entities will apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017 and interim periods within that reporting period. In March 2016, the FASB issued ASU 2016-08 to clarify the implementation guidance on principal versus agent consideration. In April 2016, the FASB issued ASU 2016-10 to clarify the implementation guidance on identifying performance obligations and licensing. In May 2016, the FASB issued ASU 2016-11, which rescinds certain SEC Staff Observer comments that are codified in FASB ASC Topic 605 (Revenue Recognition), effective upon adoption of Topic 606. In May 2016, the FASB issued ASU 2016-12, which makes narrow-scope amendments to ASU 2014-09, and provides practical expedients to simplify the transition to the new standard and to clarify certain aspects of the standard. Early adoption of ASU 2014-09 is permitted after December 15, 2016. The Company has not selected a transition method and is currently assessing the future impact of this ASU.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities to enhance the reporting model for financial instruments by addressing certain aspects of recognition, measurement, presentation, and disclosure. ASU 2016-01 generally requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. The guidance for classifying and measuring investments in debt securities and loans is not changed by this ASU, but requires entities to record changes in other comprehensive income. Financial assets and financial liabilities must be separately presented by measurement category on the balance sheet or in the accompanying notes to the financial statements. ASU 2016-01 clarifies the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. The standard includes a requirement that businesses must report changes in the fair value of their own liabilities in other comprehensive income instead of earnings, and this is the only provision of the update for which the FASB is permitting early adoption. The remaining provisions of this ASU become effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently assessing the future impact of this ASU.
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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). ASU 2016-13 significantly changes how companies measure and recognize credit impairment for many financial assets. The new current expected credit loss model will require companies to immediately recognize an estimate of credit losses expected to occur over the remaining life of the financial assets that are in the scope of the standard. The ASU also makes targeted amendments to the current impairment model for available-for-sale debt securities. For public business entities, the provisions of ASU 2016-13 are effective for fiscal years and interim periods within that reporting period beginning after December 15, 2019. Early implementation is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2016-13 will be applied in a modified-retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is implemented. The Company is currently assessing the future impact of this ASU.
Reclassification. Certain amounts in the financial statements for 2015 have been reclassified to conform to the 2016 presentation. The Company implemented ASU 2015-03 and ASU 2015-17 in the first quarter of 2016, retrospectively to all periods presented in the Company's financial statements. See Note J and Note F, respectively.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

B. Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated Other Comprehensive Income (Loss) (net of tax) by component are presented below (in thousands):
	Three Months Ended June 30, 2016				Three Months Ended June 30, 2015
	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Marketable Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Marketable Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)

Balance at beginning of period	$(30,256)	$28,394	$(11,770)	$(13,632)	$(34,628)	$36,782	$(12,032)	$(9,878)
Other comprehensive income (loss) before reclassifications	—	2,224	—	2,224	—	(1,191)	—	(1,191)
Amounts reclassified from accumulated other comprehensive income (loss)	(276)	(1,693)	77	(1,892)	297	135	73	505
Balance at end of period	$(30,532)	$28,925	$(11,693)	$(13,300)	$(34,331)	$35,726	$(11,959)	$(10,564)

	Six Months Ended June 30, 2016				Six Months Ended June 30, 2015
	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Marketable Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Marketable Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)

Balance at beginning of period	$(29,869)	$27,765	$(11,810)	$(13,914)	$(34,884)	$38,957	$(12,074)	$(8,001)
Other comprehensive income (loss) before reclassifications	—	3,966	—	3,966	—	(369)	—	(369)
Amounts reclassified from accumulated other comprehensive income (loss)	(663)	(2,806)	117	(3,352)	553	(2,862)	115	(2,194)
Balance at end of period	$(30,532)	$28,925	$(11,693)	$(13,300)	$(34,331)	$35,726	$(11,959)	$(10,564)

	Twelve Months Ended June 30, 2016				Twelve Months Ended June 30, 2015
	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Marketable Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Marketable Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)

Balance at beginning of period	$(34,331)	$35,726	$(11,959)	$(10,564)	$(9,539)	$39,483	$(12,214)	$17,730
Other comprehensive income (loss) before reclassifications	3,777	2,080	—	5,857	(24,775)	2,681	—	(22,094)
Amounts reclassified from accumulated other comprehensive income (loss)	22	(8,881)	266	(8,593)	(17)	(6,438)	255	(6,200)
Balance at end of period	$(30,532)	$28,925	$(11,693)	$(13,300)	$(34,331)	$35,726	$(11,959)	$(10,564)

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Amounts reclassified from accumulated other comprehensive income (loss) for the three, six and twelve months ended June 30, 2016 and 2015 are as follows (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,		Affected Line Item in the Statement of Operations
	2016	2015	2016	2015	2016	2015

Amortization of pension and post-retirement benefit costs:
Prior service benefit	$1,664	$1,662	$3,330	$3,325	$6,579	$7,455	(a)
Net loss	(1,222)	(2,250)	(2,445)	(4,500)	(6,567)	(7,730)	(a)
	442	(588)	885	(1,175)	12	(275)	(a)
Income tax effect	(166)	291	(222)	622	(34)	292	Income tax expense
	276	(297)	663	(553)	(22)	17	(a)

Marketable securities:
Net realized gain (loss) on sale of securities	2,110	(182)	3,498	3,563	11,049	7,946	Investment and interest income, net
	2,110	(182)	3,498	3,563	11,049	7,946	Income before income taxes
Income tax effect	(417)	47	(692)	(701)	(2,168)	(1,508)	Income tax expense
	1,693	(135)	2,806	2,862	8,881	6,438	Net income

Loss on cash flow hedge:
Amortization of loss	(123)	(116)	(245)	(230)	(482)	(452)	Interest on long-term debt and revolving credit facility
	(123)	(116)	(245)	(230)	(482)	(452)	Income before income taxes
Income tax effect	46	43	128	115	216	197	Income tax expense
	(77)	(73)	(117)	(115)	(266)	(255)	Net income

Total reclassifications	$1,892	$(505)	$3,352	$2,194	$8,593	$6,200

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
2015 Texas Retail Rate Case Filing. On August 10, 2015, the Company filed with the City of El Paso, other municipalities incorporated in its Texas service territory, and the PUCT in Docket No. 44941, a request for an annual increase in non-fuel base revenues of approximately $71.5 million. On January 15, 2016, the Company filed its rebuttal testimony modifying the requested increase to $63.3 million. The Company invoked its statutory right to have its new rates relate back for consumption on and after January 12, 2016, which is the 155th day after the filing. The difference in rates that would have been billed will be surcharged or refunded to customers after the PUCT's final order in Docket No. 44941. The PUCT has the authority to require the Company to surcharge or refund such difference over a period not to exceed 18 months. On January 21, 2016, the Company, the City of El Paso, the PUCT Staff, the Office of Public Utility Counsel and Texas Industrial Energy Consumers filed a joint motion to abate the procedural schedule to facilitate settlement talks. This motion was granted.
On March 29, 2016, the Company and other settling parties to PUCT Docket No. 44941 filed a Non-Unanimous Stipulation and Agreement and motion to approve interim rates (the "Non-Unanimous Settlement") with the PUCT. Four parties to the rate case opposed the Non-Unanimous Settlement but not the interim rates. Interim rates reflecting an annual non-fuel base rate increase of $37 million were approved by the Administrative Law Judges ("ALJs") effective April 1, 2016 subject to refund or surcharge. Subsequent to filing the Non-Unanimous Settlement, the rate case was subject to numerous procedural matters, including a May 19, 2016 ruling by the PUCT that the Company’s initial notice did not adequately contemplate the treatment of residential customers with solar generation contained in the Non-Unanimous Settlement.
Settlement discussions continued, and on July 21, 2016, the Company filed a Joint Motion to Implement Uncontested Amended and Restated Stipulation and Agreement with the PUCT, which was unopposed by parties to the rate case in Docket No. 44941 (the "Unopposed Settlement"). The terms of the Unopposed Settlement include: (i) an annual non-fuel base rate increase of $37 million, lower annual depreciation expense of approximately $8.5 million, a return on equity of 9.7% for AFUDC purposes, and including substantially all new plant in service in rate base; (ii) an additional annual non-fuel base rate increase of $3.7 million related to Four Corners Generating Station costs; (iii) removing the separate treatment for residential customers with solar generation; and (iv) allowing the Company to recover most of the rate case expenses up to a date certain. The Unopposed Settlement is subject to approval by the PUCT. The settlement documents were filed with ALJs assigned to oversee the Company's Texas Rate case, who have returned the settled case to the PUCT for approval. It is anticipated that the Unopposed Settlement will be considered by the PUCT at its meeting scheduled for August 18, 2016. The costs of serving residential customers with solar generation will be addressed in a future proceeding.
Given the uncertainties regarding the ultimate resolution of this rate case, the Company did not recognize the impacts of the Unopposed Settlement in the Statements of Operations for the second quarter of 2016. The additional revenues resulting from the implementation of the interim rates in the amount of $10.8 million were deferred and included in other current liabilities on the Company's Balance Sheet at June 30, 2016. At this time, the Company believes the revenue and other impacts of the Unopposed

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Settlement for financial reporting purposes will be recognized during the second half of 2016. Regardless of the ultimate timing and amounts, new rates will relate back to consumption on and after January 12, 2016.
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
On April 15, 2015, the Company filed a request, which was assigned PUCT Docket No. 44633, to reduce its fixed fuel factor by approximately 24% to reflect reduced fuel expenses primarily related to a reduction in the price of natural gas used to generate power. The over-recovered balance was below the PUCT's materiality threshold. The reduction in the fixed fuel factor was effective on an interim basis May 1, 2015 and approved by the PUCT on May 20, 2015. As of June 30, 2016, the Company had over-recovered fuel costs in the amount of $1.0 million for the Texas jurisdiction.
Fuel Reconciliation Proceeding. Pursuant to the 2012 Texas retail rate settlement discussed above, on September 27, 2013, the Company filed an application with the PUCT, designated as PUCT Docket No. 41852, to reconcile $545.3 million of fuel and purchased power expenses incurred during the 45-month period from July 1, 2009 through March 31, 2013. A settlement was reached and a final order was issued by the PUCT on July 11, 2014 with no significant adjustments. The PUCT's final order completes the regulatory review and reconciliation of the Company's fuel expenses for the period through March 31, 2013. The Company is required to file an application by the end of September 2016 for fuel reconciliation of the Company's fuel expenses for the period through March 31, 2016.
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
Community Solar. On June 8, 2015, the Company filed a petition with the PUCT to initiate a community solar program to include construction and ownership of a 3 MW solar photovoltaic system located at MPS. Participation will be on a voluntary basis, and customers will contract for a set capacity (kW) amount and receive all energy produced. This case was assigned PUCT Docket No. 44800. The Company filed a settlement agreement among all parties on July 1, 2016 which would approve the program, and the Company expects an order from the PUCT on or about August 18, 2016 approving the settlement agreement.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Four Corners Generating Station ("Four Corners"). On February 17, 2015, the Company and Arizona Public Service Company ("APS") entered into an asset purchase agreement (the "Purchase and Sale Agreement") providing for the purchase by APS of the Company's interests in Four Corners. The Four Corners transaction closed on July 6, 2016. See Note D for further details on the sale of Four Corners.
On June 10, 2015, the Company filed an application in Texas requesting reasonableness and public interest findings and certain rate and accounting findings related to the Purchase and Sale Agreement. This case was assigned PUCT Docket No. 44805. Subsequent to the filing of the application, the case has been subject to numerous procedural matters, including a March 23, 2016 order in which the PUCT determined not to dismiss the reasonableness and public interest issues in this docket but to consider the requested rate and accounting findings, including mine reclamation costs, in the Company's next rate case, which is expected to be filed in early 2017. The procedural schedule related to the public interest issues calls for a hearing to be held on October 6-7, 2016. At June 30, 2016, the regulatory asset associated with mine reclamation costs for our Texas jurisdiction approximated $7.7 million.
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
2015 New Mexico Rate Case Filing. On May 11, 2015, the Company filed with the NMPRC in Case No. 15-00127-UT, for an annual increase in non-fuel base rates of approximately $8.6 million or 7.1%. The filing also requested an annual reduction of $15.4 million, or 21.5%, for fuel and purchased power costs. Subsequently, the Company reduced its requested increase in non-fuel base rates to approximately $6.4 million. On June 8, 2016, the NMPRC issued its final order approving an annual increase in non-fuel base rates of approximately $1.1 million and a decrease in the Company's allowed return on equity to 9.48%. The final order concludes that all of the Company's plant additions are in service and used and useful, and that the costs were prudently incurred, and therefore would be recoverable and included in rate base. The Company's rates were approved by the NMPRC effective July 1, 2016.
Fuel and Purchased Power Costs. On January 8, 2014, the NMPRC approved the continuation of the Fuel and Purchased Power Cost Adjustment Clause (the "FPPCAC") without modification in NMPRC Case No. 13-00380-UT. Historically, fuel and purchased power costs were recovered through base rates and a FPPCAC that accounts for changes in the costs of fuel relative to the amount included in base rates. Effective July 1, 2016, with the implementation of the final order of Case No. 15-00127-UT, fuel and purchase power costs will no longer be recovered through base rates but will be completely recovered through the FPPCAC. Fuel and purchased power costs are reconciled to actual costs on a monthly basis and recovered or refunded to customers the second succeeding month. The Company recovers costs related to Palo Verde Unit 3 capacity and energy in New Mexico through the FPPCAC as purchased power using a proxy market price approved in Case No. 13-00380-UT. At June 30, 2016, the Company had a net fuel over-recovery balance of $1.1 million in New Mexico.
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
Four Corners. On February 17, 2015, the Company and APS entered into the Purchase and Sale Agreement providing for the purchase by APS of the Company's interests in Four Corners. On April 27, 2015, the Company filed an application in NMPRC Case No. 15-00109-UT requesting all necessary regulatory approvals to sell its ownership interest in Four Corners. On February

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2, 2016, the Company filed a joint stipulation with the NMPRC reflecting a settlement agreement among the NMPRC's Utility Division Staff, the Company and the New Mexico Attorney General proposing approval of abandonment and sale of its seven percent minority ownership interest in Four Corners Units 4 and 5 and common facilities to APS. An addendum to the joint stipulation was subsequently filed and the joint stipulation was unopposed. A hearing in the case was held on February 16, 2016, and the Hearing Examiner issued a Certification of Stipulation on April 22, 2016 recommending approval of the joint stipulation without modification. On June 15, 2016, the NMPRC issued its final order approving the stipulation. See Note D for further details on the sale of Four Corners.
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
Federal Regulatory Matters
Four Corners. On June 26, 2015, APS filed an application requesting authorization from FERC to purchase 100% of the Company’s ownership interest in Units 4 and 5 of Four Corners and the associated transmission interconnection facilities and rights. On December 22, 2015, FERC issued an order approving the proposed transaction. The Four Corners transaction closed on July 6, 2016. See Note D for further details on the sale of Four Corners.
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

D. Palo Verde and Four Corners
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
On October 31, 2014, APS, acting on behalf of itself and the Palo Verde Participants, submitted to the government an additional request for reimbursement of spent nuclear fuel storage costs for the period July 1, 2011 through June 30, 2014. The accepted claim amount was $42.0 million. On June 1, 2015, the Company received approximately $6.6 million, representing its share of the award. The majority of the award was credited to customers through the applicable fuel adjustment clauses in March 2015. Thereafter APS will file annual claims for the period July 1 of the then-previous year to June 30 of the then-current year.
On November 2, 2015, APS filed a $12.0 million claim for the period July 1, 2014 through June 30, 2015. In February 2016, the DOE notified APS of the approval of the claim. Funds related to this claim were received in the first quarter of 2016. The Company's share of this claim is approximately $1.9 million. The majority of the award was credited to customers through the applicable fuel adjustment clauses in March 2016. APS's next claim pursuant to the terms of the August 18, 2014 settlement agreement will be submitted to the DOE in the fourth quarter of 2016, and payment is expected in the second quarter of 2017.
Four Corners. On February 17, 2015, the Company and APS entered into the Purchase and Sale Agreement providing for the purchase by APS of the Company’s interests in Four Corners. Four Corners continued to provide energy to serve the Company's native load up to the closing date, and is classified as held for use in the Company's June 30, 2016 financial statements. The net book value of the utility plant related to Four Corners was $31.9 million at June 30, 2016. Included in the Company's Balance Sheet at June 30, 2016 are obligations of $7.0 million and $19.5 million for plant decommissioning and mine reclamation costs, respectively, which were assumed by APS as part of the sale.
The Four Corners transaction closed on July 6, 2016. The sales price was $32.0 million based on the net book value as defined in the Purchase and Sale Agreement. The sales price was adjusted downward by $7.0 million and $19.5 million, respectively, to reflect APS's assumption of the Company's obligation to pay for future plant decommissioning and mine reclamation expenses. The sales price was also adjusted downward by approximately $1.3 million for closing adjustments and other assets and liabilities assumed by APS. At the closing, the Company received approximately $4.2 million in cash, subject to post-closing adjustments. No significant gain or loss was recorded upon the closing of the sale. APS will assume responsibility for all capital expenditures made after July 6, 2016. In addition, APS will indemnify the Company against liabilities and costs related to the future operation of Four Corners. See Note C for a discussion of regulatory filings associated with Four Corners.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

E. Common Stock
Dividends. The Company paid $12.5 million and $11.9 million in quarterly cash dividends during the three months ended June 30, 2016 and 2015, respectively. The Company paid a total of $24.5 million and $48.4 million in quarterly cash dividends during the six and twelve months ended June 30, 2016, respectively. The Company paid a total of $23.2 million and $45.8 million in quarterly cash dividends during the six and twelve months ended June 30, 2015, respectively. On July 21, 2016, the Board of
Directors declared a quarterly cash dividend of $0.31 per share payable on September 30, 2016 to shareholders of record as of the close of business on September 14, 2016.

Basic and Diluted Earnings Per Share. The basic and diluted earnings per share are presented below (in thousands except for share data):
	Three Months Ended June 30,
	2016	2015
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	40,345,150	40,269,885
Dilutive effect of unvested performance awards	54,341	32,809
Diluted number of common shares outstanding	40,399,491	40,302,694
Basic net income per common share:
Net income	$22,284	$21,072
Income allocated to participating restricted stock	(65)	(65)
Net income available to common shareholders	$22,219	$21,007
Diluted net income per common share:
Net income	$22,284	$21,072
Income reallocated to participating restricted stock	(65)	(65)
Net income available to common shareholders	$22,219	$21,007
Basic net income per common share:
Distributed earnings	$0.310	$0.295
Undistributed earnings	0.240	0.225
Basic net income per common share	$0.550	$0.520
Diluted net income per common share:
Distributed earnings	$0.310	$0.295
Undistributed earnings	0.240	0.225
Diluted net income per common share	$0.550	$0.520

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	40,335,236	40,256,615
Dilutive effect of unvested performance awards	45,404	28,142
Diluted number of common shares outstanding	40,380,640	40,284,757
Basic net income per common share:
Net income	$16,476	$24,530
Income allocated to participating restricted stock	(66)	(71)
Net income available to common shareholders	$16,410	$24,459
Diluted net income per common share:
Net income	$16,476	$24,530
Income reallocated to participating restricted stock	(66)	(71)
Net income available to common shareholders	$16,410	$24,459
Basic net income per common share:
Distributed earnings	$0.605	$0.575
Undistributed earnings	(0.195)	0.035
Basic net income per common share	$0.410	$0.610
Diluted net income per common share:
Distributed earnings	$0.605	$0.575
Undistributed earnings	(0.195)	0.035
Diluted net income per common share	$0.410	$0.610

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

	Twelve Months Ended June 30,
	2016	2015
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	40,314,032	40,236,466
Dilutive effect of unvested performance awards	42,207	26,838
Diluted number of common shares outstanding	40,356,239	40,263,304
Basic net income per common share:
Net income	$73,864	$81,247
Income allocated to participating restricted stock	(210)	(253)
Net income available to common shareholders	$73,654	$80,994
Diluted net income per common share:
Net income	$73,864	$81,247
Income reallocated to participating restricted stock	(210)	(253)
Net income available to common shareholders	$73,654	$80,994
Basic net income per common share:
Distributed earnings	$1.195	$1.135
Undistributed earnings	0.635	0.875
Basic net income per common share	$1.830	$2.010
Diluted net income per common share:
Distributed earnings	$1.195	$1.135
Undistributed earnings	0.635	0.875
Diluted net income per common share	$1.830	$2.010

The amount of restricted stock awards and performance shares at 100% performance level excluded from the calculation of the diluted number of common shares outstanding because their effect was antidilutive is presented below:

	Three Months Ended		Six months ended		Twelve Months Ended
	June 30,		June 30,		June 30,
	2016	2015	2016	2015	2016	2015
Restricted stock awards	42,759	48,669	51,111	58,432	52,714	59,380
Performance shares (a)	62,995	59,898	62,995	59,898	56,089	48,136

(a)	Certain performance shares were excluded from the computation of diluted earnings per share as no payouts would have been required based upon performance at the end of each corresponding period.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

F. Income Taxes
The Company files income tax returns in the United States ("U.S.") federal jurisdiction and in the states of Texas, New Mexico and Arizona. The Company is no longer subject to tax examination by the taxing authorities in the federal and New Mexico jurisdictions for years prior to 2011. The Company is currently under audit in Texas for tax years 2007 through 2011. In June 2016, the Arizona Department of Revenue discontinued their audits for tax years 2009 through 2012. The discontinuance of the audits did not have a material impact on the Company's results of operations or financial position.
For the three months ended June 30, 2016 and 2015, the Company’s effective tax rate was 33.9% and 31.1%, respectively. For the six months ended June 30, 2016 and 2015, the Company's effective tax rate was 33.5% and 30.0%, respectively. For the twelve months ended June 30, 2016 and 2015, the Company's effective tax rate was 30.7% and 30.3%, respectively. The Company's effective tax rate for all periods differs from the federal statutory tax rate of 35.0% primarily due to capital gains in the decommissioning trusts which are taxed at the federal rate of 20.0%, the allowance for equity funds used during construction ("AEFUDC"), and state taxes.
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
G. Commitments, Contingencies and Uncertainties
For a full discussion of commitments and contingencies, see Note K of the Notes to Financial Statements in the 2015 Form 10-K. In addition, see Notes C and D above and Notes C and E of the Notes to Financial Statements in the 2015 Form 10-K regarding matters related to wholesale power sales contracts and transmission contracts subject to regulation and Palo Verde, including decommissioning, spent nuclear fuel and waste disposal, and liability and insurance matters.
Power Purchase and Sale Contracts
To supplement its own generation and operating reserve requirements, and to meet required renewable portfolio standards, the Company engages in power purchase arrangements which may vary in duration and amount based on an evaluation of the Company's resource needs, the economics of the transactions, and specific renewable portfolio requirements. For a full discussion of power purchase and sale contracts that the Company has entered into with various counterparties, see Note K of the Notes to Financial Statements in the 2015 Form 10-K.
Environmental Matters
General. The Company is subject to extensive laws, regulations and permit requirements with respect to air and greenhouse gas emissions, water discharges, soil and water quality, waste management and disposal, natural resources and other environmental matters by federal, state, regional, tribal and local authorities. Failure to comply with such laws, regulations and requirements can result in actions by authorities or other third parties that might seek to impose on the Company administrative, civil and/or criminal penalties or other sanctions. In addition, releases of pollutants or contaminants into the environment can result in costly cleanup liabilities. These laws, regulations, and requirements are subject to change through modification or reinterpretation, or the introduction of new laws and regulations and, as a result, the Company may face additional capital and operating costs to comply. For a more detailed discussion of certain key environmental issues, laws, and regulations facing the Company, see Note K of the Notes to Financial Statements in the 2015 Form 10-K.
Clean Air Interstate Rule/Cross State Air Pollution Rule. The EPA promulgated the Cross-State Air Pollution Rule ("CSAPR") in August 2011, which rule involves requirements to limit emissions of nitrogen oxides ("NOx") and sulfur dioxide ("SO2") from certain of the Company's power plants in Texas and/or purchase allowances representing other parties' emissions reductions. CSAPR was intended to replace the EPA's 2005 Clean Air Interstate Rule ("CAIR"). While the U.S. Court of Appeals for the

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

District of Columbia Circuit ("D.C. Circuit") vacated CSAPR in August 2012 and allowed CAIR to stand until the EPA issued a proper replacement, on April 29, 2014, the U.S. Supreme Court reversed and upheld CSAPR, remanding certain portions of CSAPR to the D.C. Circuit for further consideration. On June 26, 2014, the EPA filed a motion asking the D.C. Circuit to lift its stay on CSAPR, and on October 23, 2014, the D.C Circuit lifted its stay of CSAPR. On July 28, 2015, the D.C. Circuit ruled that the EPA's emissions budgets for 13 states including Texas are invalid, but left the rule in place on remand. On December 3, 2015, EPA published the proposed CSAPR Update Rule. While we are unable to determine the full impact of this decision until EPA takes further action, the Company believes it is currently positioned to comply with CSAPR.
National Ambient Air Quality Standards ("NAAQS"). Under the Clean Air Act ("CAA"), the EPA sets NAAQS for six criteria pollutants considered harmful to public health and the environment, including particulate matter ("PM"), NOx, carbon monoxide ("CO"), ozone, and SO2. NAAQS must be reviewed by the EPA at five-year intervals. In 2010, the EPA tightened the NAAQS for both nitrogen dioxide ("NO2") and SO2. The EPA is considering a 1-hour secondary NAAQS for NO2 and SO2. In January 2013, the EPA tightened the NAAQS for fine PM. On October 1, 2015, following on its November 2014 proposal, EPA released a final rule tightening the primary and secondary NAAQS for ground-level ozone from its 2008 standard levels of 75 parts per billion ("ppb") to 70 ppb. Ozone is the main component of smog. While not directly emitted into the air, it forms from precursors, including NOx and volatile organic compounds, in combination with sunlight. The EPA is expected to make attainment/nonattainment designations for the revised ozone standards by October 1, 2017. While it is currently unknown how the areas in which we operate will ultimately be designated, for nonattainment areas classified as "Moderate" and above, states, and any tribes that choose to do so, are expected to be required to complete development of implementation plans in the 2020-2021 timeframe. Most nonattainment areas are expected to have until 2020 or 2023 to meet the primary (health) standard, with the exact attainment date varying based on the ozone level in the area. The Company continues to evaluate what impact these final and proposed NAAQS could have on its operations. If the Company is required to install additional equipment to control emissions at its facilities, the NAAQS, individually or in the aggregate, could have a material impact on its operations and financial results.
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
Other Laws and Regulations and Risks. The Company entered into an agreement to sell its interest in Four Corners to APS at the expiration of the 50-year participation agreement in July 2016. The Company believes that it has better economic and cleaner alternatives for serving the energy needs of its customers than coal-fired generation, which is subject to extensive regulation and litigation. By ceasing its participation in Four Corners, the Company expects to avoid the significant cost required to install expensive pollution control equipment in order to continue operation of the plant as well as the risks of water availability that might adversely affect the amount of power available, or the price thereof, from Four Corners in the future. On June 15, 2016, the Company received a final order containing the required regulatory approval from the NMPRC. On July 6, 2016, the closing of the transaction occurred, after which the Company no longer owns any coal-fired generation.
Coal Combustion Waste. On October 19, 2015, the EPA's final rule regulating the disposal of coal combustion residuals (the “CCR Rule”) from electric utilities as solid waste took effect. The Company had a 7% ownership interest in Units 4 and 5 of Four Corners, the only coal-fired generating facility for which the Company had an ownership interest subject to the CCR Rule. The Company entered into a Purchase and Sale Agreement with APS in February 2015 to sell the Company’s entire ownership interest in Four Corners and closing of the sale occurred on July 6, 2016. The CCR Rule requires plant owners to treat coal combustion residuals as Subtitle D (as opposed to a more costly Subtitle C) waste. In general, the Company is liable for only 7% of costs to comply with the CCR Rule (consistent with our ownership percentage). The Company, however, believes under the terms of the Purchase Agreement and after the sale, as a former owner, that the Company is not responsible for a significant portion of the costs under the CCR Rule, such as ongoing operational costs after July 2016. Accordingly, the Company does not expect the CCR Rule to have a significant impact on our financial condition or results of operations.
On November 3, 2015, the EPA published a final rule revising wastewater effluent limitation guidelines for steam electric power generators (the "Revised ELG Rule"). The Revised ELG Rule establishes requirements for wastewater streams from certain

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

processes at affected facilities, including limits on toxic metals in wastewater discharges. Facilities must comply with the Revised ELG Rule between 2018 and 2023. The EPA anticipates that the new requirements in the Revised ELG Rule will only affect certain coal-fired steam electric power plants. Because the Company does not have an interest in Four Corners after the closing of the sale in July 2016, the Company does not expect the Revised ELG Rule will have a significant impact on our financial condition or results of operations.
In 2012, several environmental groups filed a lawsuit in federal district court against the Office of Surface Mining Reclamation and Enforcement ("OSM") of the U.S. Department of the Interior, challenging OSM’s 2012 approval of a permit revision which allowed for the expansion of mining operations into a new area of the mine that serves Four Corners ("Area IV North"). In April 2015, the court issued an order invalidating the permit revision, thereby prohibiting mining in Area IV North until OSM takes action to cure the defect in its permitting process identified by the court. On December 29, 2015, OSM took action to cure the defect in its permitting process by issuing a revised environmental assessment and finding of no new significant impact, and reissued the permit. This action is subject to possible judicial review. On March 30, 2016, the U.S. Court of Appeals vacated and dismissed the federal court decision that halted operations in Area IV North at the Navajo Mine.
On April 20, 2016, the same environmental groups filed a new complaint in Arizona's federal district court, challenging multiple permits and approvals issued to both the Navajo Mine and Four Corners authorizing operations from July 2016 onwards. The complaint seeks to enjoin federal agencies, including the OSM and Bureau of Indian Affairs, from authorizing any element of the power plant or mine without further environmental impact analysis.
Climate Change. In recent years, there has been increasing public debate regarding the potential impact of global climate change. There has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of GHG and possible means for their regulation. In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues. Most recently, in 2015, the United States participated in the United Nations Conference on Climate Change, which led to creation of the Paris Agreement. On April 22, 2016, 175 countries, including the United States, signed the Paris Agreement, signaling their intent to join. Those countries that subsequently ratify the agreement will be required to review and "represent a progression" in their intended nationally determined contributions, which set GHG emission reduction goals, every five years, beginning in 2020.
The U.S. federal government has either considered, proposed, and/or finalized legislation or regulations limiting GHG emissions, including carbon dioxide. In particular, the U.S. Congress has considered legislation to restrict or regulate GHG emissions. In the past few years, the EPA began using the CAA to regulate carbon dioxide and other GHG emissions, such as the 2009 GHG Reporting Rule and the EPA's sulfur hexafluoride ("SF6") reporting rule, both of which apply to the Company, as well as the EPA's 2010 actions to impose permitting requirements on new and modified sources of GHG emissions. After announcing his plan to address climate change in 2013, the President directed the EPA to issue proposals for GHG rulemaking addressing power plants. In October 2015, the EPA published a final rule establishing new source performance standards ("NSPS") limiting CO2 emissions from new, modified, and reconstructed electric generating units. In October 2015, the EPA also published a rule establishing guidelines for states to regulate CO2 emissions from existing power plants, as well as a proposed "federal plan" to address CO2 emissions from affected units in those states that do not submit an approvable compliance plan. The standards for existing plants are known as the Clean Power Plan ("CPP"), under which rule interim emissions performance rates must be achieved beginning in 2022 and final emissions performance rates by 2030. Legal challenges to the CPP were filed by groups of states and industry members. On February 9, 2016, the U.S. Supreme Court issued a decision to stay the rule until legal issues are resolved. We cannot at this time determine the impact the CPP and related rules and legal challenges may have on our financial position, results of operations, or cash flows.
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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

See Notes C and G above and Notes C and K of the Notes to Financial Statements in the 2015 Form 10-K for discussion of the effects of government legislation and regulation on the Company.
I. Employee Benefits
Retirement Plans
The net periodic benefit cost recognized for the three, six and twelve months ended June 30, 2016 and 2015 is made up of the components listed below as determined using the projected unit credit actuarial cost method (in thousands):

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,
	2016	2015	2016	2015	2016	2015
Components of net periodic benefit cost:
Service cost	$1,905	$2,100	$3,810	$4,200	$8,402	$8,425
Interest cost	3,265	3,625	6,530	7,250	13,775	14,632
Expected return on plan assets	(4,713)	(4,948)	(9,425)	(9,895)	(19,325)	(19,258)
Amortization of:
Net loss	1,887	2,750	3,775	5,500	8,922	10,065
Prior service benefit	(877)	(887)	(1,755)	(1,775)	(3,486)	(3,528)
Net periodic benefit cost	$1,467	$2,640	$2,935	$5,280	$8,288	$10,336
During the six months ended June 30, 2016, the Company contributed $2.8 million of its projected $6.2 million 2016 annual contribution to its retirement plans.
Other Postretirement Benefits
The net periodic benefit cost recognized for the three, six and twelve months ended June 30, 2016 and 2015 is made up of the components listed below (in thousands):

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,
	2016	2015	2016	2015	2016	2015
Components of net periodic benefit cost:
Service cost	$715	$875	$1,430	$1,750	$3,134	$3,173
Interest cost	872	1,025	1,745	2,050	3,730	4,281
Expected return on plan assets	(460)	(525)	(920)	(1,050)	(1,940)	(2,108)
Amortization of:
Prior service benefit	(787)	(775)	(1,575)	(1,550)	(3,093)	(3,927)
Net gain	(665)	(500)	(1,330)	(1,000)	(2,355)	(2,335)
Net periodic benefit cost (benefit)	$(325)	$100	$(650)	$200	$(524)	$(916)
During the six months ended June 30, 2016, the Company contributed $1.1 million of its projected $1.7 million 2016 annual contribution to its other post retirement benefits plan.
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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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
Long-Term Debt and Short-Term Borrowings Under the RCF. The fair values of the Company's long-term debt and short-term borrowings under the RCF are based on estimated market prices for similar issues and are presented below (in thousands):

	June 30, 2016		December 31, 2015
	Carrying Amount (1)	Estimated Fair Value	Carrying Amount (1)	Estimated Fair Value
Pollution Control Bonds	$190,637	$214,132	$190,499	$212,624
Senior Notes	992,924	1,193,209	837,475	829,864
RGRT Senior Notes (2)	94,740	101,215	94,686	100,345
RCF (2)	101,614	101,614	141,738	141,738
Total	$1,379,915	$1,610,170	$1,264,398	$1,284,571
_______________

(1)
The Company implemented ASU 2015-03, Interest - Imputation of Interest, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The impact of ASU 2015-03 on the Company's Balance Sheet was to reclassify $11.6 million of other deferred charges to long-term debt, net of current portion at December 31, 2015.

(2)
Nuclear fuel financing, as of June 30, 2016 and December 31, 2015, is funded through the $95 million RGRT Senior Notes and $34.6 million and $33.7 million, respectively under the RCF. As of June 30, 2016, $67.0 million was outstanding under the RCF for working capital or general corporate purposes. As of December 31, 2015, $108.0 million was outstanding under the RCF for working capital or general corporate purposes. The interest rate on the Company's borrowings under the RCF is reset throughout the quarter reflecting current market rates. Consequently, the carrying value approximates fair value.

Marketable Securities. The Company's marketable securities, included in decommissioning trust funds in the Balance Sheets, are reported at fair value which was $248.2 million and $239.0 million at June 30, 2016 and December 31, 2015, respectively. These securities are classified as available for sale and recorded at their estimated fair value using the FASB guidance for certain investments in debt and equity securities. The reported fair values include gross unrealized losses on marketable securities whose impairment the Company has deemed to be temporary. The tables below present the gross unrealized losses and the fair value of these securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	June 30, 2016
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities (1):
Federal Agency Mortgage Backed Securities	$497	$(5)	$584	$(6)	$1,081	$(11)
U.S. Government Bonds	6,174	(54)	14,844	(461)	21,018	(515)
Municipal Obligations	2,020	(23)	9,018	(540)	11,038	(563)
Corporate Obligations	1,498	(30)	3,300	(166)	4,798	(196)
Total Debt Securities	10,189	(112)	27,746	(1,173)	37,935	(1,285)
Common Stock	2,146	(504)	—	—	2,146	(504)
Institutional Equity Funds-International Equity	21,360	(1,774)	—	—	21,360	(1,774)
Total Temporarily Impaired Securities	$33,695	$(2,390)	$27,746	$(1,173)	$61,441	$(3,563)

_________________

(1)	Includes 93 securities.

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
For the three, six, and twelve months ended June 30, 2016 and 2015, the Company recognized other than temporary impairment losses on its available-for-sale securities as follow (in thousands):

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,
	2016	2015	2016	2015	2016	2015
Unrealized holding losses included in pre-tax income	$—	$—	$(156)	$—	$(494)	$—

The reported securities also include gross unrealized gains on marketable securities which have not been recognized in the Company's net income. The table below presents the unrecognized gross unrealized gains and the fair value of these securities, aggregated by investment category (in thousands):

	June 30, 2016		December 31, 2015
	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains
Description of Securities:
Federal Agency Mortgage Backed Securities	$17,852	$725	$9,589	$438
U.S. Government Bonds	37,332	1,670	12,033	136
Municipal Obligations	11,747	539	8,671	332
Corporate Obligations	17,455	1,265	10,110	368
Total Debt Securities	84,386	4,199	40,403	1,274
Common Stock	67,574	34,603	72,636	37,001
Equity Mutual Funds	29,153	863	18,853	91
Cash and Cash Equivalents	5,686	—	8,204	—
Total	$186,799	$39,665	$140,096	$38,366

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The Company's marketable securities include investments in municipal, corporate and federal debt obligations. Substantially all of the Company's mortgage-backed securities, based on contractual maturity, are due in ten years or more. The mortgage-backed securities have an estimated weighted average maturity which generally range from two years to six years and reflects anticipated future prepayments. The contractual year for maturity of these available-for-sale securities as of June 30, 2016 is as follows (in thousands):

	Total	2016	2017 through 2020	2021 through 2025	2026 and Beyond
Municipal Debt Obligations	$22,785	$711	$8,957	$11,727	$1,390
Corporate Debt Obligations	22,253	—	4,799	8,920	8,534
U.S. Government Bonds	58,350	3,404	27,172	14,676	13,098
The Company's marketable securities in its decommissioning trust funds are sold from time to time and the Company uses the specific identification basis to determine the amount to reclassify out of accumulated other comprehensive income and into net income. The proceeds from the sale of these securities during the three, six, and twelve months ended June 30, 2016 and 2015 and the related effects on pre-tax income are as follows (in thousands):

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,
	2016	2015	2016	2015	2016	2015
Proceeds from sales or maturities of available-for-sale securities	$16,634	$12,516	$40,712	$37,158	$106,121	$109,095
Gross realized gains included in pre-tax income	$2,409	$33	$4,241	$3,815	$12,805	$8,410
Gross realized losses included in pre-tax income	(299)	(215)	(587)	(252)	(1,262)	(464)
Gross unrealized losses included in pre-tax income	—	—	(156)	—	(494)	—
Net gains (losses) included in pre-tax income	$2,110	$(182)	$3,498	$3,563	$11,049	$7,946
Net unrealized holding gains (losses) included in accumulated other comprehensive income	$2,790	$(1,563)	$4,980	$(549)	$2,623	$3,210
Net (gains) losses reclassified from accumulated other comprehensive income	(2,110)	182	(3,498)	(3,563)	(11,049)	(7,946)
Net gains (losses) in other comprehensive income	$680	$(1,381)	$1,482	$(4,112)	$(8,426)	$(4,736)
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
The fair value of the Company's decommissioning trust funds and investments in debt securities at June 30, 2016 and December 31, 2015, and the level within the three levels of the fair value hierarchy defined by the FASB guidance are presented in the table below (in thousands):

Description of Securities	Fair Value as of June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading Securities:
Investments in Debt Securities	$1,376	$—	$—	$1,376
Available for sale:
U.S. Government Bonds	$58,350	$58,350	$—	$—
Federal Agency Mortgage Backed Securities	18,933	—	18,933	—
Municipal Bonds	22,785	—	22,785	—
Corporate Asset Backed Obligations	22,253	—	22,253	—
Subtotal Debt Securities	122,321	58,350	63,971	—
Common Stock	69,720	69,720	—	—
Equity Mutual Funds	29,153	29,153	—	—
Institutional Funds-International Equity (1)	21,360
Cash and Cash Equivalents	5,686	5,686	—	—
Total Available for Sale	$248,240	$162,909	$63,971	$—

Description of Securities	Fair Value as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading Securities:
Investments in Debt Securities	$1,543	$—	$—	$1,543
Available for sale:
U.S. Government Bonds	$50,399	$50,399	$—	$—
Federal Agency Mortgage Backed Securities	20,085	—	20,085	—
Municipal Bonds	24,345	—	24,345	—
Corporate Asset Backed Obligations	18,475	—	18,475	—
Subtotal Debt Securities	113,304	50,399	62,905	—
Common Stock	76,220	76,220	—	—
Equity Mutual Funds	18,853	18,853	—	—
Institutional Funds-International Equity (1)	22,454
Cash and Cash Equivalents	8,204	8,204	—	—
Total Available for Sale	$239,035	$153,676	$62,905	$—

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
There were no transfers in or out of Level 1 and Level 2 fair value measurements categories due to changes in observable inputs during the three, six and twelve month periods ended June 30, 2016 and 2015. There were no purchases, sales, issuances, and settlements related to the assets in the Level 3 fair value measurement category during the three, six and twelve months ended June 30, 2016 and 2015.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
El Paso Electric Company:

We have reviewed the condensed balance sheet of El Paso Electric Company (the Company) as of June 30, 2016, the related condensed statements of operations and comprehensive operations for the three-month, six-month, and twelve-month periods ended June 30, 2016 and 2015, and the related condensed statements of cash flows for the six-month periods ended June 30, 2016 and 2015. These condensed financial statements are the responsibility of the Company's management.
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
August 5, 2016

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

•
the ability of our operating partners to maintain plant operations and manage operation and maintenance costs at the Palo Verde plant, including costs to comply with any new or expanded regulatory or environmental requirements,

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

•	disruptions in our transmission system, and in particular the lines that deliver power from our remote generating facilities,

•	electric utility deregulation or re-regulation,

•	regulated and competitive markets,

•	ongoing municipal, state and federal activities,

•	cuts in military spending or shutdowns of the federal government that reduce demand for our services from military and governmental customers,

•	political, legislative, judicial and regulatory developments,

•	homeland security considerations, including those associated with the U.S./Mexico border region and the energy industry,

•	changes in environmental laws and regulations and the enforcement or interpretation thereof, including those related to air, water or greenhouse gas emissions or other environmental matters,

•	economic and capital market conditions,

•	changes in accounting requirements and other accounting matters,

•	changing weather trends and the impact of severe weather conditions,

•	possible physical or cyber attacks, intrusions or other catastrophic events,

•	the impact of lawsuits against us,

•	the impact of changes in interest rates,

•	Texas, New Mexico and electric industry utility service reliability standards,

•	uranium, natural gas, oil and wholesale electricity prices and availability,

•	possible income tax and interest payments as a result of audit adjustments proposed by the Internal Revenue Service or state taxing authorities,

•	the impact of U.S. health care reform legislation,

•	loss of key personnel, our ability to recruit and retain qualified employees and our ability to successfully implement succession planning, and

•	other circumstances affecting anticipated operations, sales and costs.
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

Summary
The following is an overview of our results of operations for the three, six and twelve month periods ended June 30, 2016 and 2015. Net income and basic earnings per share for the three, six and twelve month periods ended June 30, 2016 and 2015 are shown below:

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,
	2016	2015	2016	2015	2016	2015
Net income (in thousands)	$22,284	$21,072	$16,476	$24,530	$73,864	$81,247
Basic earnings per share	0.55	0.52	0.41	0.61	1.83	2.01

Regulatory Lag
Our results of operations for the three, six and twelve months ended June 30, 2016 compared to the same periods in 2015 have been negatively impacted as a result of the completion of Montana Power Station ("MPS") Units 1 & 2 (including common plant, transmission lines and substation) and the Eastside Operations Center ("EOC"), due to the regulatory lag associated with the placement in service of these assets without a corresponding increase in revenues. The placement in service of MPS Unit 3 in

May 2016 and the anticipated completion of MPS Unit 4 in September 2016 will continue the negative impact of regulatory lag until new and higher rates become effective. As discussed in Note C of the Notes to Financial Statements, interim rates subject to refund or surcharge were implemented on April 1, 2016 in Texas. However, due to the uncertainties surrounding the rate case, the Company did not recognize the effects of the increased interim rates in our Statements of Operations. The Company believes rates reflecting the recovery of the investment in and related costs of MPS Units 1 & 2 and the EOC in our Texas jurisdiction will be in place in the second half of 2016. New rates reflecting such recovery were implemented in New Mexico effective July 1, 2016. The Company anticipates filing new rate cases in Texas and New Mexico in early 2017 to reflect MPS Units 3 & 4 in rate base. The primary impact from these assets being placed in service include a reduction in amounts capitalized for allowance for funds used during construction ("AFUDC"), and increases in depreciation, operations and maintenance ("O&M") expense, property taxes and interest cost.
The following table and accompanying explanations show the primary factors affecting the after-tax change in net income between the 2016 and 2015 periods presented (in thousands):

	Three Months Ended	Six Months Ended	Twelve Months Ended
June 30, 2015 net income	$21,072	$24,530	$81,247
Change in (net of tax):
Increased retail non-fuel base revenues (a)	1,992	2,616	12,674
Increased (decreased) investment and interest income (b)	1,769	(95)	2,581
(Increased) decreased operation and maintenance at fossil-fuel generating plants (c)	45	(2,016)	472
Increased interest on long-term debt (d)	(1,171)	(1,247)	(3,217)
Increased depreciation and amortization (e)	(466)	(1,590)	(3,822)
Decreased allowance for funds used during construction (f)	(148)	(2,712)	(8,076)
(Increased) decreased administrative and general expenses (g)	268	(208)	(3,791)
Deregulated Palo Verde Unit 3 (h)	(12)	(636)	(2,196)
Other	(101)	(1,295)	(1,614)
Changes in the effective tax rate (i)	(964)	(871)	(394)
June 30, 2016 net income	$22,284	$16,476	$73,864

______________

(a)
Retail non-fuel base revenues increased for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015, primarily due to increased revenues from our residential customers and small commercial and industrial customers primarily due to increased kWh sales that resulted from an increase in average number of customers served and warmer weather. These increases were partially offset by the decreased revenues from sales to public authorities and large commercial and industrial customers.

Retail non-fuel base revenues increased for the twelve months ended June 30, 2016 compared to the twelve months ended June 30, 2015 primarily due to increased revenues from our residential customers, small commercial and industrial customers and sales to public authorities primarily due to increased kWh sales that resulted from an increase in the average number of customers served and warmer weather, and from our large commercial and industrial customers due to an interruptible rate adjustment. For a complete discussion of non-fuel base revenues, see page 34.

(b)
Investment and interest income increased for the three and twelve months ended June 30, 2016 compared to the three and twelve months ended June 30, 2015 primarily due to higher realized gains on securities sold from our Palo Verde decommissioning trust in 2016 compared to 2015.

(c)
O&M expenses at our fossil fuel generating plants increased for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily due to maintenance outages on Four Corners Units 4 & 5 and Rio Grande Unit 7 compared to the six months ended June 30, 2015. These increases were partially offset by a maintenance outage at Newman Unit 5 in 2015, with no comparable expense in the six months ended June 30, 2016.

(d)
Interest on long-term debt increased for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015, primarily due to interest on the $150 million of 5.00% senior notes issued in March 2016.

Interest on long-term debt increased for the twelve months ended June 30, 2016 compared to the twelve months ended June 30, 2015, primarily due to interest on the $150 million of 5.00% senior notes each of which were issued in December 2014 and March 2016.

(e)
Depreciation and amortization increased for the three months ended June 30, 2016, compared to the three months ended June 30, 2015 due to an increase in depreciable plant, primarily due to MPS Unit 3, which was placed in service in May 2016, partially offset by a change in the estimated useful life of certain intangible software assets.

Depreciation and amortization increased for the six and twelve months ended June 30, 2016, compared to the six and twelve months ended June 30, 2015 due to an increase in depreciable plant, primarily due to MPS Units 1 & 2, and the EOC being placed in service in March 2015 and MPS Unit 3 being placed in service in May 2016, partially offset by a change in the estimated useful life of certain intangible software assets.

(f)
AFUDC decreased for the three months ended June 30, 2016 compared to the three months ended June 30, 2015, primarily due to a reduction in the AFUDC rate effective January 2016, partially offset by the AFUDC earned on construction costs related to MPS Units 3 & 4 in 2016.

AFUDC decreased for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily due to a reduction in the AFUDC rate effective January 2016 and lower balances of construction work in progress ("CWIP"), primarily due to MPS Units 1 & 2 and the EOC being placed in service in March 2015, partially offset by AFUDC earned on construction costs related to MPS Units 3 & 4 in 2016.
AFUDC decreased for the twelve months ended June 30, 2016 compared to the twelve months ended June 30, 2015 due to lower balances of CWIP, primarily due to MPS Units 1 & 2 and the EOC being placed in service in March 2015 and a reduction in the AFUDC rate. These decreases were partially offset by the AFUDC earned on construction costs related to MPS Units 3 & 4 in 2016.

(g)
Administrative and general expense increased for the twelve months ended June 30, 2016, compared to the twelve months ended June 30, 2015, primarily due to increased (i) employee payroll and incentive compensation and (ii) benefit costs primarily due to medical claims paid partially offset by decreased benefit costs due to a change in actuarial assumptions used to calculate our employee pension plan and (iii) regulatory expense due to the 2015 New Mexico rate case costs being expensed on a current basis.

(h)
Deregulated Palo Verde Unit 3 revenues for the six and twelve months ended June 30, 2016, decreased primarily due to 21.8% and 23.0%, respectively, decreases in proxy market prices as compared to the six and twelve months ended June 30, 2015, reflecting a decline in the price of natural gas. These decreases were partially offset by an increase in generation for the six and twelve months ended June 30, 2016 due in part to a Unit 3 planned 2015 spring refueling outage that was completed in May 2015 with no comparable outage in 2016.

(i)
The effective tax rate changed for the three, six and twelve months ended June 30, 2016, compared to the three, six and twelve months ended June 30, 2015, primarily due to the reduction of the domestic production manufacturing deduction and changes in state taxes.

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
As discussed in Regulatory Lag above, we implemented interim rates in our Texas Jurisdiction on April 1, 2016. Given the uncertainties regarding the ultimate resolution of our Texas rate case, additional revenues resulting from the implementation of interim rates in the amount of $10.8 million were deferred and included in other current liabilities on the Company's Balance Sheet at June 30, 2016.
Revenues from the sale of electricity include fuel costs that are recovered from our customers through fuel adjustment mechanisms. Historically, a significant portion of fuel costs have been recovered through base rates in New Mexico. Effective July 1, 2016, with the implementation of the final order of our New Mexico rate case, fuel costs will no longer be recovered through base rates. Beginning July 1, 2016, all fuel costs will be recovered through a fuel adjustment mechanism. We record deferred fuel revenues for the difference between actual fuel costs and recoverable fuel revenues until such amounts are collected from or refunded to customers. “Non-fuel base revenues” refers to our revenues from the sale of electricity excluding such fuel costs.
No retail customer accounted for more than 4% of our non-fuel base revenues. Residential and small commercial customers comprise 75% or more of our non-fuel base revenues. While this customer base is more stable, it is also more sensitive to changes in weather conditions. The current rate structures in Texas and New Mexico reflect higher base rates during the peak summer season of May through October and lower base rates during November through April for our residential and small commercial and industrial customers. As a result, our business is seasonal, with higher kWh sales and revenues during the summer cooling season.
Weather significantly impacts our residential, small commercial and industrial customers, and to a lesser extent, our sales to public authorities. Heating and cooling degree days can be used to evaluate the effect of weather on energy use. For each degree the average outdoor temperature varies from a standard of 65 degrees Fahrenheit, a degree day is recorded. For the three, six and twelve months ended June 30, 2016, retail non-fuel base revenues were positively impacted by warmer weather when compared to the three, six and twelve months ended June 30, 2015. Cooling degree days in the second quarter of 2016 increased 3.9% when compared to the second quarter of 2015, but were 6.4% below the 10-year average. Cooling degree days for the six months ended June 30, 2016 increased 2.6% when compared to the six months ended June 30, 2015, but were 6.9% below the 10-year average. For the twelve months ended June 30, 2016, cooling degree days increased 13.9% when compared to the twelve months ended June 30, 2015, and were 6.2% above the 10-year average. For the six months ended June 30, 2016, heating degree days decreased 6.4% when compared to the six months ended June 30, 2015, and were 10.0% below the 10-year average. For the twelve months ended June 30, 2016, heating degree days decreased 2.2% when compared to the twelve months ended June 30, 2015, and were 7.2% below the 10-year average. The table below shows heating and cooling degree days compared to a 10-year average.

	Three Months Ended			Six Months Ended			Twelve Months Ended
	June 30,			June 30,			June 30,
			10-Year			10-Year			10-Year
	2016	2015	Average	2016	2015	Average	2016	2015	Average*
Heating degree days	75	53	72	1,129	1,206	1,255	2,018	2,064	2,174
Cooling degree days	965	929	1,031	988	963	1,061	2,864	2,514	2,696
______________
* Calendar year basis.
Customer growth is a key driver of the growth of retail sales. The average number of retail customers grew 1.5% for both the three and six month periods ended June 30, 2016 when compared to the three and six months ended June 30, 2015, and 1.4% for the twelve months ended June 30, 2016 when compared to the twelve months ended June 30, 2015. See the tables presented on pages 36, 37, and 38, which provide detail on the average number of retail customers and the related revenues and kWh sales.
Retail non-fuel base revenues. Retail non-fuel base revenues increased $3.1 million, or 2.1%, for the three months ended June 30, 2016, when compared to the three months ended June 30, 2015. The increase in retail non-fuel base revenues includes a $3.3 million increase from sales to residential customers and a $0.8 million increase from sales to small commercial and industrial customers, reflecting increases of 1.5% in the average number of customers served for both categories, as well as warmer weather experienced in the second quarter of 2016. KWh sales to residential customers and small commercial and industrial customers increased by 5.9% and 1.1%, respectively. Retail non-fuel base revenues from sales to public authorities and large commercial and industrial customers decreased $0.6 million and $0.4 million, respectively, reflecting a 3.5% and 2.8% decrease in kWh sales.
Retail non-fuel base revenues increased $4.0 million, or 1.6%, for the six months ended June 30, 2016, when compared to the six months ended June 30, 2015. This includes a $4.0 million increase from sales to residential customers and a $1.0 million increase from sales to small commercial and industrial customers, reflecting increases of 1.5% and 1.4%, respectively, in the average number of customers served, as well as warmer weather in the second quarter of 2016. KWh sales to residential and small commercial and industrial customers increased by 3.8% and 1.5%, respectively. Retail non-fuel revenues from large commercial and industrial customers and sales to public authorities each decreased by $0.5 million, reflecting a 3.0% and 1.5% decrease in kWh sales, respectively.
Retail non-fuel base revenues increased $19.5 million, or 3.5%, for the twelve months ended June 30, 2016, when compared to the twelve months ended June 30, 2015. This includes a $15.0 million increase from sales to residential customers and a $3.0 million increase from sales to small commercial and industrial customers, reflecting increases of 1.4% in the average number of customers served for both categories, as well as warmer weather experienced in the third quarter of 2015 and second quarter of 2016. KWh sales to residential customers and small commercial and industrial customers increased by 6.3% and 1.7%, respectively. Retail non-fuel revenues from large commercial and industrial customers increased $0.8 million, primarily due to an interruptible rate adjustment for a large customer. Retail non-fuel revenues from sales to public authorities increased $0.7 million, reflecting a 1.7% increase in kWh sales, due primarily to a 2.2% increase in average number of customers served and warmer weather experienced in the third quarter of 2015 and second quarter of 2016.
Fuel revenues. Fuel revenues consist of (i) revenues collected from customers under fuel recovery mechanisms approved by the state commissions and the FERC, (ii) deferred fuel revenues which are comprised of the difference between fuel costs and fuel revenues collected from customers, and (iii) fuel costs recovered in base rates in New Mexico. In New Mexico and with our sales for resale customer, the fuel adjustment clause allows us to recover under-recoveries or refund over-recoveries of current fuel costs above the amount recovered in base rates with a two-month lag. In Texas, fuel costs are recovered through a fixed fuel factor. We can seek to revise our fixed fuel factor based upon an approved formula at least four months after our last revision except in the month of December. In addition, if we materially over-recover fuel costs, we must seek to refund the over-recovery, and if we materially under-recover fuel costs, we may seek a surcharge to recover those costs. Fuel over- and under-recoveries are defined as material when they exceed 4% of the previous twelve months' fuel costs.
In the three and six months ended June 30, 2016, we under-recovered our fuel costs by $6.1 million and $2.0 million, respectively. In the twelve months ended June 30, 2016, we over-recovered our fuel costs by $0.5 million. In May 2014, we implemented a 6.9% increase in our fixed fuel factor in Texas which was based upon a formula that reflects increases in prices for natural gas. On April 15, 2015, we filed a request, which was assigned PUCT Docket No. 44633, to reduce our fixed fuel factor by approximately 24% to reflect an expected reduction in fuel expense. The over-recovered balance was below the materiality threshold. The reduction in the fixed fuel factor was effective on an interim basis on May 1, 2015, and was approved by the PUCT on May 20, 2015. In September 2014, March 2015, and March 2016, $7.9 million, $5.8 million, and $1.6 million, respectively, were credited to customers through the applicable fuel adjustment clauses as the result of a reimbursement from the DOE related to spent nuclear fuel storage. At June 30, 2016, we had a net fuel over-recovery balance of $2.0 million, including an over-recovery of $1.1 million in New Mexico and $1.0 million in Texas and an under-recovery of $0.1 million for our FERC regulated customer.
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
Off-system sales revenues decreased $3.4 million, or 26.6%, for the three months ended June 30, 2016, when compared to the three months ended June 30, 2015, as a result of lower average market prices for power and a 12.9% decrease in kWh sales. Retained margins from off-system sales for the three months ended June 30, 2016 were relatively unchanged when compared to the three months ended June 30, 2015. Off-system sales revenues decreased $9.2 million, or 30.6%, for the six months ended June 30, 2016, when compared to the six months ended June 30, 2015, as a result of lower average market prices for power and a 14.3% decrease in kWh sales. Retained margins from off-system sales were relatively unchanged for the six months ended June 30, 2016, when compared to the six months ended June 30, 2015. Off-system sales revenues decreased $22.4 million, or 28.7%, for the twelve months ended June 30, 2016, when compared to the twelve months ended June 30, 2015, as a result of lower average market prices for power and an 8.6% decrease in kWh sales. Retained margins from off-system sales decreased $0.1 million, or 8.3%, for the twelve months ended June 30, 2016, compared to the twelve months ended June 30, 2015.

Comparisons of kWh sales and operating revenues are shown below (in thousands):
			Increase (Decrease)
Quarter Ended June 30:	2016	2015	Amount	Percent
kWh sales:
Retail:
Residential	679,035	640,940	38,095	5.9%
Commercial and industrial, small	633,714	626,968	6,746	1.1
Commercial and industrial, large	270,908	278,822	(7,914)	(2.8)
Sales to public authorities	405,277	419,882	(14,605)	(3.5)
Total retail sales	1,988,934	1,966,612	22,322	1.1
Wholesale:
Sales for resale	20,668	20,504	164	0.8
Off-system sales	450,801	517,752	(66,951)	(12.9)
Total wholesale sales	471,469	538,256	(66,787)	(12.4)
Total kWh sales	2,460,403	2,504,868	(44,465)	(1.8)
Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$62,679	$59,422	$3,257	5.5%
Commercial and industrial, small	54,707	53,864	843	1.6
Commercial and industrial, large	9,489	9,879	(390)	(3.9)
Sales to public authorities	24,672	25,317	(645)	(2.5)
Total retail non-fuel base revenues	151,547	148,482	3,065	2.1
Wholesale:
Sales for resale	826	689	137	19.9
Total non-fuel base revenues	152,373	149,171	3,202	2.1
Fuel revenues:
Recovered from customers during the period	26,219	28,949	(2,730)	(9.4)
Under collection of fuel	6,096	4,855	1,241	25.6
New Mexico fuel in base rates	16,602	16,437	165	1.0
Total fuel revenues (1)	48,917	50,241	(1,324)	(2.6)
Off-system sales:
Fuel cost	8,398	10,419	(2,021)	(19.4)
Shared margins	852	2,316	(1,464)	(63.2)
Retained margins	213	164	49	29.9
Total off-system sales	9,463	12,899	(3,436)	(26.6)
Other (2)	7,112	7,197	(85)	(1.2)
Total operating revenues	$217,865	$219,508	$(1,643)	(0.7)
Average number of retail customers (3):
Residential	361,812	356,495	5,317	1.5%
Commercial and industrial, small	40,832	40,213	619	1.5
Commercial and industrial, large	49	50	(1)	(2.0)
Sales to public authorities	5,274	5,273	1	—
Total	407,967	402,031	5,936	1.5
________________________________________

(1)	Includes deregulated Palo Verde Unit 3 revenues for the New Mexico jurisdiction of $1.9 million in 2016 and 2015.

(2)	Represents revenues with no related kWh sales.

(3)	The number of retail customers is based on the number of service locations.

Comparisons of kWh sales and operating revenues are shown below (in thousands):
			Increase (Decrease)
Six Months Ended June 30:	2016	2015	Amount	Percent
kWh sales:
Retail:
Residential	1,248,120	1,202,593	45,527	3.8%
Commercial and industrial, small	1,133,940	1,117,034	16,906	1.5
Commercial and industrial, large	515,834	531,942	(16,108)	(3.0)
Sales to public authorities	751,512	762,975	(11,463)	(1.5)
Total retail sales	3,649,406	3,614,544	34,862	1.0
Wholesale:
Sales for resale	32,509	32,449	60	0.2
Off-system sales	1,029,474	1,201,281	(171,807)	(14.3)
Total wholesale sales	1,061,983	1,233,730	(171,747)	(13.9)
Total kWh sales	4,711,389	4,848,274	(136,885)	(2.8)
Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$110,422	$106,362	$4,060	3.8%
Commercial and industrial, small	86,847	85,834	1,013	1.2
Commercial and industrial, large	17,582	18,128	(546)	(3.0)
Sales to public authorities	42,072	42,575	(503)	(1.2)
Total retail non-fuel base revenues	256,923	252,899	4,024	1.6
Wholesale:
Sales for resale	1,195	1,129	66	5.8
Total non-fuel base revenues	258,118	254,028	4,090	1.6
Fuel revenues:
Recovered from customers during the period	48,753	63,371	(14,618)	(23.1)
Under (over) collection of fuel (1)	1,993	(10,832)	12,825	—
New Mexico fuel in base rates	32,828	32,550	278	0.9
Total fuel revenues (2)	83,574	85,089	(1,515)	(1.8)
Off-system sales:
Fuel cost	16,890	23,284	(6,394)	(27.5)
Shared margins	3,407	6,252	(2,845)	(45.5)
Retained margins	573	520	53	10.2
Total off-system sales	20,870	30,056	(9,186)	(30.6)
Other (3)	13,112	14,081	(969)	(6.9)
Total operating revenues	$375,674	$383,254	$(7,580)	(2.0)
Average number of retail customers (4):
Residential	360,929	355,625	5,304	1.5%
Commercial and industrial, small	40,684	40,127	557	1.4
Commercial and industrial, large	49	50	(1)	(2.0)
Sales to public authorities	5,324	5,245	79	1.5
Total	406,986	401,047	5,939	1.5
  ________________________________________

(1)
Includes the portion of DOE refunds related to spent fuel storage of $1.6 million and $5.8 million in 2016 and 2015, respectively, that were credited to customers through the applicable fuel adjustment clauses.

(2)	Includes deregulated Palo Verde Unit 3 revenues for the New Mexico jurisdiction of $4.0 million and $5.0 million in 2016 and 2015, respectively.

(3)	Represents revenues with no related kWh sales.

(4)	The number of retail customers is based on the number of service locations.

Comparisons of kWh sales and operating revenues are shown below (in thousands):
			Increase (Decrease)
Twelve Months Ended June 30:	2016	2015	Amount	Percent
kWh sales:
Retail:
Residential	2,816,665	2,650,095	166,570	6.3%
Commercial and industrial, small	2,401,420	2,360,331	41,089	1.7
Commercial and industrial, large	1,046,554	1,077,752	(31,198)	(2.9)
Sales to public authorities	1,574,105	1,547,801	26,304	1.7
Total retail sales	7,838,744	7,635,979	202,765	2.7
Wholesale:
Sales for resale	63,407	61,458	1,949	3.2
Off-system sales	2,329,140	2,548,183	(219,043)	(8.6)
Total wholesale sales	2,392,547	2,609,641	(217,094)	(8.3)
Total kWh sales	10,231,291	10,245,620	(14,329)	(0.1)
Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$250,325	$235,311	$15,014	6.4%
Commercial and industrial, small	188,449	185,426	3,023	1.6
Commercial and industrial, large	39,865	39,076	789	2.0
Sales to public authorities	90,741	90,070	671	0.7
Total retail non-fuel base revenues	569,380	549,883	19,497	3.5
Wholesale:
Sales for resale	2,521	2,278	243	10.7
Total non-fuel base revenues	571,901	552,161	19,740	3.6
Fuel revenues:
Recovered from customers during the period	113,147	152,721	(39,574)	(25.9)
Over collection of fuel (1)	(517)	(21,081)	20,564	97.5
New Mexico fuel in base rates	72,407	70,937	1,470	2.1
Total fuel revenues (2)	185,037	202,577	(17,540)	(8.7)
Off-system sales:
Fuel cost	46,012	58,537	(12,525)	(21.4)
Shared margins	8,203	17,980	(9,777)	(54.4)
Retained margins	1,415	1,543	(128)	(8.3)
Total off-system sales	55,630	78,060	(22,430)	(28.7)
Other (3) (4)	29,721	30,664	(943)	(3.1)
Total operating revenues	$842,289	$863,462	$(21,173)	(2.5)
Average number of retail customers (5):
Residential	359,621	354,497	5,124	1.4%
Commercial and industrial, small	40,529	39,988	541	1.4
Commercial and industrial, large	49	49	—	—
Sales to public authorities	5,289	5,173	116	2.2
Total	405,488	399,707	5,781	1.4

________________________________________

(1)
2016 includes the portion of a DOE refund related to spent fuel storage of $1.6 million that was credited to customers through the applicable fuel adjustment clause. 2015 includes the portion of two DOE refunds related to spent fuel which totaled $13.7 million offset in part by $2.2 million related to Palo Verde performance rewards, net.

(2)	Includes deregulated Palo Verde Unit 3 revenues for the New Mexico jurisdiction of $8.7 million and $12.0 million in 2016 and 2015, respectively.

(3)	Includes an Energy Efficiency Bonus of $1.3 million and $2.0 million in 2016 and 2015, respectively.

(4)	Represents revenues with no related kWh sales.

(5)	The number of retail customers presented is based on the number of service locations.

Energy expenses
Our sources of energy include electricity generated from our nuclear, natural gas and coal generating plants and purchased power. After adding the new natural gas generating units (MPS Units 1 & 2) in March 2015 and (MPS Unit 3) in May 2016 into the Company's system generation resources, Palo Verde represents approximately 30% of our net dependable generating capacity and approximately 51%, 58%, and 54% of our Company-generated energy for the three, six, and twelve months ended June 30, 2016, respectively. Fluctuations in the price of natural gas, which also is the primary factor influencing the price of purchased power, have had a significant impact on our cost of energy.
Energy expenses decreased $4.8 million or 7.8% for the three months ended June 30, 2016, when compared to the three months ended June 30, 2015, primarily due to (i) decreased natural gas costs of $6.0 million due to a 17.4% decrease in the average price of natural gas, and (ii) decreased coal costs of $0.7 million due to decreased generation. The decrease in energy expenses was partially offset by increased total purchased power costs of $1.9 million due to a 30.3% increase in the MWhs purchased.

	Three Months Ended June 30,
	2016			2015
Fuel Type	Cost	MWh	Cost per MWh	Cost	MWh	Cost per MWh
	(in thousands)			(in thousands)
Natural gas	$29,387	1,032,439	$28.46	$35,349	1,025,980	$34.45
Coal	2,893	82,143	35.22	3,600	173,427	20.76
Nuclear	10,863	1,165,459	9.32	10,864	1,203,902	9.02
Company-generated	43,143	2,280,041	18.92	49,813	2,403,309	20.73
Purchased power:
Photovoltaic	7,187	88,765	80.97	7,126	87,655	81.30
Other	6,423	239,329	26.84	4,616	164,194	28.11
Total purchased power	13,610	328,094	41.48	11,742	251,849	46.62
Total energy	$56,753	2,608,135	21.76	$61,555	2,655,158	23.18

Energy expenses decreased $9.7 million, or 8.8% for the six months ended June 30, 2016, when compared to the six months ended June 30, 2015, primarily due to (i) decreased natural gas costs of $13.6 million due to a 20.0% decrease in the average price of natural gas, and (ii) decreased coal costs of $1.2 million due to decreased generation. These decreases in energy expenses were partially offset by an increase in nuclear fuel expenses related to a $4.6 million reduction in the DOE refund in 2016 compared to the same period in 2015.

	Six Months Ended June 30,
	2016				2015
Fuel Type	Cost		MWh	Cost per MWh	Cost		MWh	Cost per MWh
	(in thousands)				(in thousands)
Natural gas	$50,523		1,669,869	$30.26	$64,097		1,694,555	$37.83
Coal	5,528		163,149	33.88	6,716		310,645	21.62
Nuclear	21,411	(a)	2,545,956	9.11	16,729	(a)	2,566,096	9.01
Company-generated	77,462		4,378,974	18.10	87,542		4,571,296	20.55
Purchased power:
Photovoltaic	12,695		156,529	81.10	11,929		146,714	81.31
Other	10,561		444,486	23.76	10,988		405,907	27.07
Total purchased power	23,256		601,015	38.69	22,917		552,621	41.47
Total energy	$100,718		4,979,989	20.58	$110,459		5,123,917	22.81
_______________
(a) Costs includes a DOE refund related to spent fuel storage of $1.8 million and $6.4 million recorded in March 2016 and 2015, respectively. Cost per MWh excludes these refunds.

Energy expenses decreased $36.8 million, or 13.7% for the twelve months ended June 30, 2016, when compared to the twelve months ended June 30, 2015, primarily due to decreased natural gas costs of $50.0 million due to a 27.3% decrease in the average price of natural gas. The decrease in energy expenses was partially offset by (i) a $13.1 million reduction in DOE refund and (ii) increased purchased photovoltaic power costs of $1.4 million due to a 7.7% increase in MWhs purchased for the twelve months ended June 30, 2016 compared to the twelve months ended June 30, 2015.

	Twelve Months Ended June 30,
	2016				2015
Fuel Type	Cost		MWh	Cost per MWh	Cost		MWh	Cost per MWh
	(in thousands)				(in thousands)
Natural gas	$120,787		3,765,973	$32.07	$170,807		3,873,476	$44.10
Coal	12,725		510,248	24.94	13,706		634,673	21.60
Nuclear	44,808	(a)	5,116,546	9.11	32,776	(b)	5,116,789	9.33
Total	178,320		9,392,767	19.17	217,289		9,624,938	24.13
Purchased power:
Photovoltaic	23,261		287,056	81.03	21,880		266,509	82.10
Other	30,623		1,152,284	26.58	29,798		914,970	32.57
Total purchased power	53,884		1,439,340	37.44	51,678		1,181,479	43.74
Total energy	$232,204		10,832,107	21.61	$268,967		10,806,417	26.27
_____________
(a) Costs includes a DOE refund related to spent fuel storage of $1.8 million recorded in the first quarter of 2016. Cost per MWh excludes this refund.
(b) Costs includes DOE refunds related to spent fuel storage of $6.4 million and $8.5 million recorded in the first quarter of 2015 and in the third quarter of 2014, respectively. Cost per MWh excludes these refunds.
Other operations expense
Other operations expense decreased $0.8 million, or 1.5% for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, primarily due to decreased administrative and general payroll costs and employee incentive compensation.
Other operations expense increased $1.9 million, or 1.7% for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, primarily due to increased regulatory expense of $0.9 million related to the 2015 New Mexico rate case costs being expensed on a current basis and operation expenses at Palo Verde generating plant of $0.8 million.
Other operations expense increased $9.2 million, or 3.9% for the twelve months ended June 30, 2016, compared to the twelve months ended June 30, 2015, primarily due to (i) increased administrative and general payroll costs and employee incentive compensation of $3.5 million, (ii) increased medical claims paid of $3.1 million, (iii) increased operation expenses at Palo Verde generation plant of $1.7 million, and (iv) increased regulatory expenses of $1.6 million related to the 2015 New Mexico rate case costs being expensed on a current basis. These increases were partially offset by a $2.2 million decrease in benefit costs due to a change in actuarial assumptions used to calculate our employee pension plan.
Maintenance expense
Maintenance expense increased $0.6 million, or 2.9% for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, primarily due to an increase in the level of maintenance at Rio Grande, Four Corners and Palo Verde generating plants partially offset by a decrease in maintenance at Newman generating plant.
Maintenance expense increased $2.5 million, or 7.1% for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, primarily due to an increase in the level of maintenance at Four Corners and Rio Grande generating plants partially offset by a decrease in maintenance at Newman generating plant.
Maintenance expense decreased $3.1 million, or 4.3% for the twelve months ended June 30, 2016, compared to the twelve months ended June 30, 2015, primarily due to (i) a decrease in the level of maintenance at Newman and Palo Verde generating plants; and (ii) a decrease in transmission and distribution maintenance expenses. These decreases were partially offset by an increase in maintenance at Four Corners generating plant.

Depreciation and amortization expense
Depreciation and amortization expense increased $0.7 million or 3.1% for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, primarily due to an increase in depreciable plant balances, including MPS Unit 3, which was placed in service in May 2016, partially offset by an increase in the estimated useful lives of certain intangible software assets effective July 2015.
Depreciation and amortization expense increased $2.4 million or 5.5% and $5.9 million or 6.8% for the six and twelve months ended June 30, 2016, respectively, compared to the six and twelve months ended June 30, 2015 due to an increase in depreciable plant balances, primarily due to MPS Units 1 & 2 and the EOC, which were placed in service in March 2015, partially offset by an increase in the estimated useful lives of certain intangible software assets effective July 2015.
Taxes other than income taxes
Taxes other than income taxes for the three and six months ended June 30, 2016 were comparable to the three and six months ended June 30, 2015. Taxes other than income taxes increased $2.9 million, or 4.6% for the twelve months ended June 30, 2016 compared to the twelve months ended June 30, 2015, primarily due to an increase in plant balances.
Other income (deductions)
Other income (deductions) increased $2.1 million, or 71.6% for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, primarily due to increased investment and interest income due to higher realized gains in our decommissioning trust funds in 2016 and decreased miscellaneous deductions due to reduced donations, partially offset by decreased allowance for equity funds used during construction ("AEFUDC") resulting from a reduction in the AEFUDC accrual rate net of AEFUDC earned from higher average balances of CWIP.
Other income (deductions) decreased $1.7 million, or 13.9% for the six months ended June 30,2016, compared to the six months ended June 30, 2015, primarily due to decreased AEFUDC resulting from a reduction in the AEFUDC accrual rate and lower average balances of CWIP, partially offset by decreased miscellaneous deductions due to reduced donations.
Other income (deductions) decreased $2.5 million, or 9.3% for the twelve months ended June 30, 2016, compared to the twelve months ended June 30, 2015, primarily due to decreased AEFUDC resulting from lower averages balances of CWIP and a reduction in the AEFUDC accrual rate, partially offset by (i) increased investment and interest income due to higher realized gains in our decommissioning trust funds in 2016 and (ii) decreased miscellaneous deductions due to reduced donations.
Interest charges (credits)
Interest charges (credits) increased by $1.7 million, or 12.3% for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, primarily due to increased interest expense on the $150 million of 5.00% Senior Notes due 2044 issued in March 2016.
Interest charges (credits) increased by $3.3 million, or 12.1% for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, primarily due to (i) increased interest expense on the $150 million of 5.00% Senior Notes due 2044 issued in March 2016 and (ii) decreased allowance for ABFUDC as a result of a reduction in ABFUDC accrual rate and lower average balances of CWIP.
Interest charges (credits) increased by $8.2 million, or 16.4%, for the twelve months ended June 30, 2016, compared to the twelve months ended June 30, 2015, primarily due to (i) interest expense on the $150 million of 5.00% Senior Notes due 2044 issued in December 2014 and March 2016 and (ii) decreased allowance for ABFUDC as a result of lower average balances of CWIP and a reduction in the ABFUDC accrual rate.
Income tax expense
Income tax expense increased $1.9 million, or 20.5% for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, primarily due to an increase in pre-tax income and a decrease in AEFUDC. Income tax expense decreased $2.2 million, or 21.0% for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, primarily due to a decrease in pre-tax income, offset by a decrease in AEFUDC. Income tax expense decreased $2.6 million, or 7.5% for the twelve months ended June 30, 2016, compared to the twelve months ended June 30, 2015, primarily due to a decrease in pre-tax income.

New Accounting Standards
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, Interest - Imputation of Interest (Topic 715) to simplify the presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30), to provide further clarification to ASU 2015-03 as it relates to the presentation and subsequent measurement of debt issuance costs associated with line of credit arrangements. We implemented ASU 2015-03 and ASU 2015-15 in the first quarter of 2016, retrospectively to all prior periods presented in our financial statements. The implementation of ASU 2015-03 did not have a material impact on our results of operations.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) to provide a framework that replaces the existing revenue recognition guidance. ASU 2014-09 is the result of a joint effort by the FASB and the International Accounting Standards Board intended to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. Generally Accepted Accounting Principles ("GAAP") and International Financial Reporting Standards. ASU 2014-09 provides that an entity should recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 was originally intended to be effective for annual periods and interim periods within that reporting period beginning after December 15, 2016, for public business entities. In August 2015, FASB issued ASU 2015-14 to defer the effective date of ASU 2014-09 for all entities by one year. Public business entities will apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017 and interim periods within that reporting period. In March 2016, the FASB issued ASU 2016-08 to clarify the implementation guidance on principal versus agent consideration. In April 2016, the FASB issued ASU 2016-10 to clarify the implementation guidance on identifying performance obligations and licensing. In May 2016, the FASB issued ASU 2016-11, which rescinds certain SEC Staff Observer comments that are codified in FASB ASC Topic 605 (Revenue Recognition), effective upon adoption of Topic 606. In May 2016, the FASB issued ASU 2016-12, which makes narrow-scope amendments to ASU 2014-09, and provides practical expedients to simplify the transition to the new standard and to clarify certain aspects of the standard. Early adoption of ASU 2014-09 is permitted after December 15, 2016. We have not selected a transition method and we are currently assessing the future impact of this ASU.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities to enhance the reporting model for financial instruments by addressing certain aspects of recognition, measurement, presentation, and disclosure. ASU 2016-01 generally requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. The guidance for classifying and measuring investments in debt securities and loans is not changed by this ASU, but requires entities to record changes in other comprehensive income. Financial assets and financial liabilities must be separately presented by measurement category on the balance sheet or in the accompanying notes to the financial statements. ASU 2016-01 clarifies the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. The standard includes a requirement that businesses must report changes in the fair value of their own liabilities in other comprehensive income instead of earnings, and this is the only provision of the update for which the FASB is permitting early adoption. The remaining provisions of this ASU become effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently assessing the future impact of this ASU.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). ASU 2016-13 significantly changes how companies measure and recognize credit impairment for many financial assets. The new current expected credit loss model will require companies to immediately recognize an estimate of credit losses expected to occur over the remaining life of the financial assets that are in the scope of the standard. The ASU also makes targeted amendments to the current impairment model for available-for-sale debt securities. For public business entities, the provisions of ASU 2016-13 are effective for fiscal years and interim periods within that reporting period beginning after December 15, 2019. Early implementation is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2016-13 will be applied in a modified-retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is implemented. We are currently assessing the future impact of this ASU.
Inflation
For the last several years, inflation has been relatively low and, therefore, has had minimal impact on our results of operations and financial condition.

Liquidity and Capital Resources
In March 2016, we issued $150 million in aggregate principal amount of 5.00% Senior Notes due December 1, 2044 to repay outstanding short-term borrowings on our Revolving Credit Facility ("RCF") used for working capital and general corporate purposes, which may include funding capital expenditures. We continue to maintain a strong balance of common stock equity in our capital structure which supports our bond ratings, allowing us to obtain financing from the capital markets at a reasonable cost. At June 30, 2016, our capital structure, including common stock, long-term debt, current maturities of long-term debt, and short-term borrowings under the RCF, consisted of 42.3% common stock equity and 57.7% debt. At June 30, 2016, we had a balance of $9.6 million in cash and cash equivalents. Based on current projections, we believe that we will have adequate liquidity through our current cash balances, cash from operations, and available borrowings under our RCF to meet all of our anticipated cash requirements for the next twelve months.
Our principal liquidity requirements in the near-term are expected to consist of capital expenditures to expand and support electric service obligations, expenditures for nuclear fuel inventory, interest payments on our indebtedness, cash dividend payments, and operating expenses including fuel costs, maintenance costs, and taxes.
Capital Requirements. During the six months ended June 30, 2016, our capital requirements primarily consisted of expenditures for the construction and purchase of electric utility plant, cash dividend payments, and purchases of nuclear fuel. Projected utility construction expenditures are to add new generation, expand and update our transmission and distribution systems, and make capital improvements and replacements at Palo Verde and other generating facilities. MPS Units 1 and 2, the first two (of four) natural gas-fired 88 MW simple-cycle aeroderivative combustion turbines, were completed and placed in service during the first quarter of 2015. The total cost for these two units and the related common facilities and transmission systems, including AFUDC, was approximately $226 million. On May 3, 2016, we placed into commercial operation the third generating unit at the MPS and the related common facilities and transmission systems at a cost of approximately $81.3 million. MPS Unit 4 is projected to be completed in September 2016. In 2016 we have incurred approximately $24.4 million of the estimated $41.5 million in cost for the MPS, including AFUDC. Estimated cash construction expenditures in 2016 for all capital projects are approximately $234 million. See Part I, Item 1, “Business - Construction Program” in our 2015 Form 10-K. Cash capital expenditures for new electric plant were $102.8 million in the six months ended June 30, 2016 compared to $147.0 million in the six months ended June 30, 2015. Capital requirements for purchases of nuclear fuel were $20.5 million for the six months ended June 30, 2016 compared to $22.4 million for the six months ended June 30, 2015.
On June 30, 2016, we paid a quarterly cash dividend of $0.31 per share, or $12.5 million, to shareholders of record as of the close of business on June 15, 2016. We paid a total of $24.5 million in cash dividends during the six months ended June 30, 2016. On July 21, 2016 the Board of Directors declared a quarterly cash dividend of $0.31 per share payable on September 30, 2016 to shareholders of record as of the close of business on September 14, 2016. At the current payout rate, we would expect to pay total cash dividends of approximately $49.6 million during 2016. In addition, while we do not currently anticipate repurchasing shares of our common stock in 2016, we may repurchase shares of our common stock in the future. Under our repurchase program, purchases can be made at open market prices or in private transactions, and repurchased shares are available for issuance under employee benefit and stock incentive plans, or may be retired. No shares of common stock were repurchased during the six months ended June 30, 2016. As of June 30, 2016, a total of 393,816 shares remain eligible for repurchase under the program.
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
We continually evaluate our funding requirements related to our retirement plans, other post-retirement benefit plans, and decommissioning trust funds. During the six months ended June 30, 2016, we contributed $2.8 million and $1.1 million to our retirement plans and other post-retirement benefits plan, respectively, and $2.2 million to our decommissioning trust funds. We are in compliance with the funding requirements of the federal government for our benefit plans. In addition, with respect to our nuclear plant decommissioning trust, we are in compliance with the funding requirements of the federal law and the ANPP Participation Agreement. We will continue to review our funding for these plans in order to meet our future obligations.
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
Capital Resources. Cash provided by operations, $40.7 million for the six months ended June 30, 2016 and $60.4 million for the six months ended June 30, 2015, is a significant source for funding capital requirements. The primary factors affecting the decrease in cash flows from operations were a reduction in earnings arising from regulatory lag and decreases in the net over-collection of fuel revenues. The growth in accounts receivable, primarily reflecting the implementation of interim rates in Texas, is offset by the deferral of the related revenues. Cash from operations has been impacted by the timing of the recovery of fuel costs through fuel recovery mechanisms in Texas and New Mexico and our sales for resale customer. We recover actual fuel costs from customers through fuel adjustment mechanisms in Texas, New Mexico, and from our sales for resale customer. We record deferred fuel revenues for the under-recovery or over-recovery of fuel costs until they can be recovered from or refunded to customers. In Texas, fuel costs are recovered through a fixed fuel factor. We can seek to revise our fixed fuel factor at least four months after our last revision except in the month of December based upon our approved formula which allows us to adjust fuel rates to reflect changes in costs of natural gas. We are required to request to refund fuel costs in any month when the over-recovery balance exceeds a threshold material amount and we expect fuel costs to continue to be materially over-recovered. We are permitted to seek to surcharge fuel under-recoveries in any month the balance exceeds a threshold material amount that we expect fuel cost recovery to continue to be materially under-recovered. Fuel over and under-recoveries are considered material when they exceed 4% of the previous twelve months' fuel costs. On May 1, 2015, we reduced our fixed fuel factor charged to our Texas retail customers by approximately 24% to reflect reduced fuel expense. During the six months ended June 30, 2016, we had an under-recovery of fuel costs of $2.0 million compared to an over-recovery of fuel costs of $10.8 million during the six months ended June 30, 2015. At June 30, 2016, we had a net fuel over-recovery balance of $2.0 million, including an over-recovery of $1.1 million in New Mexico and an over-recovery of $1.0 million in Texas and an under-recovery of $0.1 million in the FERC jurisdiction.
We maintain a RCF for working capital and general corporate purposes and the financing of nuclear fuel through the RGRT. The RGRT is the trust through which we finance our portion of nuclear fuel for Palo Verde and is consolidated in our financial statements. On January 14, 2014, we amended and extended our $300 million RCF, which includes an option to expand the size to $400 million, upon the satisfaction of certain conditions including obtaining commitments from lenders or third party financial institutions. The amended facility extends the maturity from September 2016 to January 2019. In addition, we may extend the January 2019 maturity, subject to lenders' approval, by two additional one year periods. The total amount borrowed for nuclear fuel by RGRT, excluding debt issuance costs, was $129.6 million at June 30, 2016, of which $34.6 million had been borrowed under the RCF, and $95.0 million was borrowed through senior notes. As of June 30, 2016, the amount available for borrowing under our $300 million RCF is $197.9 million. At June 30, 2015, the total amounts borrowed for nuclear fuel by RGRT, excluding debt issuance costs, was $128.1 million of which $18.1 million was borrowed under the RCF and $110.0 million was borrowed through senior notes. Interest costs on borrowings to finance nuclear fuel are accumulated by RGRT and charged to us as fuel is consumed and recovered from customers through fuel recovery charges. RCF outstanding balances for working capital and general corporate purposes, which may include funding capital expenditures, were $67.0 million and $110.0 million at June 30, 2016 and 2015, respectively.
We received approval from the NMPRC on October 7, 2015 and from the FERC on October 19, 2015, to issue up to $310 million in new long-term debt and to guarantee the issuance of up to $65 million of new debt by the RGRT to finance future purchases of nuclear fuel and to refinance existing nuclear fuel debt obligations. We also requested approval from the FERC to continue to utilize our existing RCF without change from the FERC’s previously approved authorization. The FERC authorization is effective from November 15, 2015 through November 15, 2017. The approvals granted in these cases supersede prior approvals. Under this authorization, on March 24, 2016, the Company issued $150 million in aggregate principal amount of 5.00% Senior Notes due December 1, 2044. The proceeds from the issuance of these senior notes, after deducting the underwriters' commission, were $158.1 million. These proceeds include accrued interest of $2.4 million and a $7.1 million premium before expenses. The effective interest rate is approximately 4.77%. The net proceeds from the sale of these senior notes were used to repay outstanding short-term borrowings under the RCF used for working capital and general corporate purposes, which may include funding capital expenditures. These senior notes constitute an additional issuance of the Company’s 5.00% Senior Notes due 2044, of which $150 million was previously issued on December 1, 2014, for a total principal amount outstanding of $300 million.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk due to changes in interest rates, equity prices and commodity prices. See our 2015 Form 10-K, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," for a complete discussion of the market risks we face and our market risk sensitive assets and liabilities. As of June 30, 2016, there have been no material changes in the market risks we face or the fair values of assets and liabilities disclosed in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in our 2015 Form 10-K Annual Report.

Item 4.	Controls and Procedures
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of June 30, 2016, our disclosure controls and procedures are effective.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15, that occurred during the quarter ended June 30, 2016, that materially affected, or that were reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We hereby incorporate by reference the information set forth in Part I of this report under Notes C and H of the Notes to Financial Statements.

Item 1A.	Risk Factors
Our 2015 Form 10-K includes a detailed discussion of our risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities.

Period	Total Number of Shares Purchased	Average Price Paid per Share (Including Commissions)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2016	—	—	—	393,816
May 1 to May 31, 2016	—	—	—	393,816
June 1 to June 30, 2016	—	—	—	393,816

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information
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
Dated: August 5, 2016

EL PASO ELECTRIC COMPANY
INDEX TO EXHIBITS

Exhibit Number	Exhibit

10.01
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

