Form 10-Q
period 2016-09-30
EL PASO ELECTRIC CO /TX/
filed 2016-11-04
CIK 31978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of October 31, 2016, there were 40,522,246 shares of the Company’s no par value common stock outstanding.

EL PASO ELECTRIC COMPANY

( i)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EL PASO ELECTRIC COMPANY
BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)

ASSETS (In thousands)
Utility plant:
Electric plant in service	$3,746,141	$3,616,301
Less accumulated depreciation and amortization	(1,228,659)	(1,329,843)
Net plant in service	2,517,482	2,286,458
Construction work in progress	153,868	293,796
Nuclear fuel; includes fuel in process of $64,292 and $51,854, respectively	201,993	190,282
Less accumulated amortization	(85,895)	(75,031)
Net nuclear fuel	116,098	115,251
Net utility plant	2,787,448	2,695,505
Current assets:
Cash and cash equivalents	10,044	8,149
Accounts receivable, principally trade, net of allowance for doubtful accounts of $2,260 and $2,046, respectively	112,697	66,326
Inventories, at cost	47,498	48,697
Under-collection of fuel revenues	8,962	—
Prepayments and other	12,856	9,872
Total current assets	192,057	133,044
Deferred charges and other assets:
Decommissioning trust funds	254,626	239,035
Regulatory assets	122,054	115,127
Other	16,488	17,896
Total deferred charges and other assets	393,168	372,058
Total assets	$3,372,673	$3,200,607

See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
BALANCE SHEETS (Continued)

	September 30, 2016	December 31, 2015
	(Unaudited)
CAPITALIZATION AND LIABILITIES (In thousands except for share data)
Capitalization:
Common stock, stated value $1 per share, 100,000,000 shares authorized, 65,671,235 and 65,709,819 shares issued, and 156,976 and 118,834 restricted shares, respectively	$65,828	$65,829
Capital in excess of stated value	321,629	320,073
Retained earnings	1,121,487	1,067,396
Accumulated other comprehensive loss, net of tax	(12,337)	(13,914)
	1,496,607	1,439,384
Treasury stock, 25,305,965 and 25,384,834 shares, respectively, at cost	(421,532)	(422,846)
Common stock equity	1,075,075	1,016,538
Long-term debt, net of current portion	1,195,397	1,122,660
Total capitalization	2,270,472	2,139,198
Current liabilities:
Current maturities of long-term debt	83,081	—
Short-term borrowings under the revolving credit facility	55,192	141,738
Accounts payable, principally trade	70,486	59,978
Taxes accrued	35,127	30,351
Interest accrued	19,349	12,649
Over-collection of fuel revenues	1,219	4,023
Other	29,543	28,325
Total current liabilities	293,997	277,064
Deferred credits and other liabilities:
Accumulated deferred income taxes	549,846	495,237
Accrued pension liability	83,366	90,527
Accrued post-retirement benefit liability	56,398	54,553
Asset retirement obligation	80,086	81,621
Regulatory liabilities	18,495	24,303
Other	20,013	38,104
Total deferred credits and other liabilities	808,204	784,345
Commitments and contingencies
Total capitalization and liabilities	$3,372,673	$3,200,607
See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except for share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Operating revenues	$323,225	$289,713	$698,899	$672,967
Energy expenses:
Fuel	54,355	60,798	131,817	148,340
Purchased and interchanged power	24,459	19,520	47,715	42,437
	78,814	80,318	179,532	190,777
Operating revenues net of energy expenses	244,411	209,395	519,367	482,190
Other operating expenses:
Other operations	64,373	65,360	179,577	178,615
Maintenance	14,064	14,355	52,005	49,772
Depreciation and amortization	15,952	22,380	63,097	67,080
Taxes other than income taxes	20,165	19,253	50,297	48,844
	114,554	121,348	344,976	344,311
Operating income	129,857	88,047	174,391	137,879
Other income (deductions):
Allowance for equity funds used during construction	1,398	1,874	5,867	8,417
Investment and interest income, net	3,773	5,912	10,293	12,564
Miscellaneous non-operating income	272	850	1,073	1,537
Miscellaneous non-operating deductions	(1,312)	(1,015)	(2,668)	(2,777)
	4,131	7,621	14,565	19,741
Interest charges (credits):
Interest on long-term debt and revolving credit facility	18,324	16,465	53,221	49,443
Other interest	268	424	1,102	941
Capitalized interest	(1,243)	(1,208)	(3,738)	(3,758)
Allowance for borrowed funds used during construction	(1,131)	(1,353)	(4,164)	(5,365)
	16,218	14,328	46,421	41,261
Income before income taxes	117,770	81,340	142,535	116,359
Income tax expense	43,134	24,600	51,423	35,089
Net income	$74,636	$56,740	$91,112	$81,270

Basic earnings per share	$1.84	$1.40	$2.25	$2.01

Diluted earnings per share	$1.84	$1.40	$2.25	$2.01

Dividends declared per share of common stock	$0.310	$0.295	$0.915	$0.870
Weighted average number of shares outstanding	40,363,819	40,289,010	40,344,834	40,267,533
Weighted average number of shares and dilutive potential shares outstanding	40,425,942	40,329,529	40,395,811	40,299,801

 See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except for share data)

	Twelve Months Ended
	September 30,
	2016	2015
Operating revenues	$875,801	$869,530
Energy expenses:
Fuel	171,877	207,564
Purchased and interchanged power	58,823	53,127
	230,700	260,691
Operating revenues net of energy expenses	645,101	608,839
Other operating expenses:
Other operations	243,912	241,510
Maintenance	67,456	69,782
Depreciation and amortization	85,841	88,086
Taxes other than income taxes	65,189	62,711
	462,398	462,089
Operating income	182,703	146,750
Other income (deductions):
Allowance for equity funds used during construction	8,089	12,864
Investment and interest income, net	15,237	17,660
Miscellaneous non-operating income	1,598	3,453
Miscellaneous non-operating deductions	(4,219)	(4,922)
	20,705	29,055
Interest charges (credits):
Interest on long-term debt and revolving credit facility	69,629	64,668
Other interest	1,474	1,292
Capitalized interest	(4,948)	(5,053)
Allowance for borrowed funds used during construction	(5,736)	(7,892)
	60,419	53,015
Income before income taxes	142,989	122,790
Income tax expense	51,229	37,279
Net income	$91,760	$85,511

Basic earnings per share	$2.27	$2.12

Diluted earnings per share	$2.27	$2.12

Dividends declared per share of common stock	$1.21	$1.15
Weighted average number of shares outstanding	40,332,835	40,255,439
Weighted average number of shares and dilutive potential shares outstanding	40,380,443	40,279,640

 See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF COMPREHENSIVE OPERATIONS
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,
	2016	2015	2016	2015	2016	2015
Net income	$74,636	$56,740	$91,112	$81,270	$91,760	$85,511
Other comprehensive income (loss):
Unrecognized pension and post-retirement benefit costs:
Net gain (loss) arising during period	—	—	—	—	5,429	(74,028)
Prior service benefit	—	—	—	—	824	34,200
Reclassification adjustments included in net income for amortization of:
Prior service benefit	(1,663)	(1,606)	(4,993)	(4,931)	(6,636)	(6,996)
Net loss	1,087	1,966	3,532	6,466	5,688	8,081
Net unrealized gains/losses on marketable securities:
Net holding gains (losses) arising during period	4,313	(8,092)	9,293	(8,641)	15,028	(5,779)
Reclassification adjustments for net gains included in net income	(2,072)	(4,324)	(5,570)	(7,887)	(8,797)	(11,446)
Net losses on cash flow hedges:
Reclassification adjustment for interest expense included in net income	126	118	371	348	490	460
Total other comprehensive income (loss) before income taxes	1,791	(11,938)	2,633	(14,645)	12,026	(55,508)
Income tax benefit (expense) related to items of other comprehensive income (loss):
Unrecognized pension and post-retirement benefit costs	(228)	(134)	(6)	(756)	(2,536)	14,456
Net unrealized losses (gains) on marketable securities	(435)	2,459	(757)	3,340	(1,269)	3,469
Losses on cash flow hedges	(165)	(46)	(293)	(161)	(335)	(201)
Total income tax benefit (expense)	(828)	2,279	(1,056)	2,423	(4,140)	17,724
Other comprehensive income (loss), net of tax	963	(9,659)	1,577	(12,222)	7,886	(37,784)
Comprehensive income	$75,599	$47,081	$92,689	$69,048	$99,646	$47,727
See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income	$91,112	$81,270
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of electric plant in service	63,097	67,080
Amortization of nuclear fuel	33,088	32,864
Deferred income taxes, net	48,457	32,090
Allowance for equity funds used during construction	(5,867)	(8,417)
Other amortization and accretion	12,102	13,273
Gain on sale of property, plant and equipment	(545)	(587)
Net gains on sale of decommissioning trust funds	(5,570)	(7,887)
Other operating activities	871	387
Change in:
Accounts receivable	(46,371)	(33,156)
Inventories	(16)	(3,226)
Net over-collection (under-collection) of fuel revenues	(11,766)	10,934
Prepayments and other	(4,467)	(5,401)
Accounts payable	6,994	(14,397)
Taxes accrued	4,560	8,747
Interest accrued	6,700	4,078
Other current liabilities	1,218	2,005
Deferred charges and credits	(16,817)	(3,227)
Net cash provided by operating activities	176,780	176,430
Cash flows from investing activities:
Cash additions to utility property, plant and equipment	(168,830)	(211,516)
Cash additions to nuclear fuel	(29,929)	(30,483)
Capitalized interest and AFUDC:
Utility property, plant and equipment	(10,031)	(13,782)
Nuclear fuel	(3,738)	(3,758)
Allowance for equity funds used during construction	5,867	8,417
Decommissioning trust funds:
Purchases, including funding of $3.4 million	(66,463)	(70,016)
Sales and maturities	60,165	63,776
Proceeds from sale of property, plant and equipment	3,251	644
Other investing activities	3,383	(627)
Net cash used for investing activities	(206,325)	(257,345)
Cash flows from financing activities:
Dividends paid	(37,021)	(35,138)
Borrowings under the revolving credit facility:
Proceeds	269,977	266,779
Payments	(356,523)	(162,618)
Payment on maturing RGRT senior notes	—	(15,000)
Proceeds from issuance of senior notes	157,052	—
Other financing activities	(2,045)	(1,039)
Net cash provided by financing activities	31,440	52,984
Net increase (decrease) in cash and cash equivalents	1,895	(27,931)
Cash and cash equivalents at beginning of period	8,149	40,504
Cash and cash equivalents at end of period	$10,044	$12,573

See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

A. Principles of Preparation
These condensed financial statements should be read in conjunction with the financial statements and notes thereto in the Annual Report of El Paso Electric Company on Form 10-K for the fiscal year ended December 31, 2015 (the "2015 Form 10-K"). Capitalized terms used in this report and not defined herein have the meaning ascribed to such terms in the 2015 Form 10-K. In the opinion of the Company’s management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company at September 30, 2016 and December 31, 2015; the results of its operations and comprehensive operations for the three, nine and twelve months ended September 30, 2016 and 2015; and its cash flows for the nine months ended September 30, 2016 and 2015. The results of operations and comprehensive operations for the three and nine months ended September 30, 2016 and the cash flows for the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full calendar year.
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
Revenues. Revenues related to the sale of electricity are generally recorded when service is provided or electricity is delivered to customers. The billing of electricity sales to retail customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. Unbilled revenues are recorded for estimated amounts of energy delivered in the period following the customer's billing cycle to the end of the month. Unbilled revenues are estimated based on monthly generation volumes and by applying an average revenue/kWh to the number of estimated kWhs delivered but not billed. Accounts receivable included accrued unbilled revenues of $30.3 million at September 30, 2016 and $21.7 million at December 31, 2015. The Company presents revenues net of sales taxes in its statements of operations.
Depreciation. The Company routinely evaluates the depreciable service lives, cost of removal and salvage values of its property, plant and equipment. Based, in part, upon a 2014 study performed for the Company, the Company modified certain salvage values related to both interim and final removal costs and service lives which were approved by the Company's regulators in 2016. The effect of the change in these estimates resulted in reducing depreciation expense approximately $7.4 million for the nine months ended September 30, 2016. The Company expects that the 2016 annual reduction to depreciation expense to approximate $9.5 million.
Income Taxes. The Company accounts for federal and state income taxes under the asset and liability method of accounting for income taxes. Deferred income taxes are recognized for the estimated future tax consequences of "temporary differences" by applying enacted statutory tax rates for each taxable jurisdiction applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Historically, certain temporary differences are accorded flow-through treatment by the Company's regulators and impact the Company's effective tax rate. The Financial Accounting Standards Board ("FASB") guidance requires that rate-regulated companies record deferred income taxes for temporary differences accorded flow-through treatment at the direction of the regulatory commission. The resulting deferred tax assets and liabilities are recorded at the expected cash flow to be reflected in future rates. Because the Company's regulators have consistently permitted the recovery of tax effects previously flowed-through earnings, the Company has recorded regulatory liabilities and assets offsetting such deferred tax assets and liabilities. During the third quarter of 2016, the Company changed its accounting for state income taxes from the flow-through method to the normalization method in accordance with the Company's regulators in its most recent final orders from the Public Utility Commission of Texas ("PUCT") and the New Mexico Public Regulation Commission ("NMPRC"). Accordingly, the Company recorded deferred state income tax expense as required by normalization, retroactive to January 2016 as provided in the final orders. See Note F for further discussion. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. The Company recognizes tax assets and liabilities for uncertain tax positions in accordance with the recognition and measurement criteria of the FASB guidance for uncertainty in income taxes. See Note F.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Supplemental Cash Flow Disclosures (in thousands)
	Nine Months Ended
	September 30,
	2016	2015
Cash paid (received) for:
Interest on long-term debt and borrowings under the revolving credit facility	$46,867	$41,406
Income tax paid (refunded), net	3,337	(272)
Non-cash investing and financing activities:
Sale of Interest in Four Corners Generating Station (a)	27,720	—
Changes in accrued plant additions	4,277	(13,150)
Grants of restricted shares of common stock	1,236	1,106

(a)
The Company sold its interest in the Four Corners Generating Station ("Four Corners") for approximately $32.0 million based on the book value as defined in the asset purchase agreement entered into by the Company and Arizona Public Service Company ("APS") on February 17, 2015 (the "Purchase and Sale Agreement"). The sales price was adjusted downward by $7.0 million and $19.5 million, respectively, to reflect APS assumption of the Company's obligation to pay for future plant decommissioning and mine reclamation expense. The sales price was also adjusted downward by approximately $1.3 million for closing adjustments and other assets and liabilities assumed by APS. At the closing of the sale, the Company received approximately $4.2 million in cash, subject to post-closing adjustments. Subsequently, the Company recorded post-closing adjustments to reflect adjustments to estimated capital expenditures and other assets and liabilities assumed by APS through July 6, 2016, which resulted in a $1.6 million refund due to APS.

New Accounting Standards. In April 2015, the FASB issued Accounting Standards Update ("ASU") 2015-03, Interest - Imputation of Interest (Topic 715) to simplify the presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30), to provide further clarification to ASU 2015-03 as it relates to the presentation and subsequent measurement of debt issuance costs associated with line of credit arrangements. The Company implemented ASU 2015-03 and ASU 2015-15 in the first quarter of 2016, retrospectively to all prior periods presented in the Company's Balance Sheet. The implementation of ASU 2015-03 did not have an impact on the Company's results of operations. See Note J.
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes to simplify the presentation of deferred income taxes. ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 can be applied prospectively or retrospectively and is effective for financial statements issued for annual periods beginning after December 15, 2016 and interim periods within those annual periods and early adoption is permitted. The Company elected to early adopt ASU 2015-17 retrospectively in the first quarter of 2016 in the Company's Balance Sheet. The implementation of ASU 2015-17 did not have an impact on the Company's results of operations. See Note F.
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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments to reduce diversity in practice in how certain cash receipts and cash payments are classified in the statement of cash flows. The new guidance addresses the following classification issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon bonds; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

separately identifiable cash flows and application of the predominance principle. For public business entities, the provisions of ASU 2016-15 are effective for fiscal years and interim periods within that reporting period beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. If an entity elects early adoption of ASU 2016-15 in an interim period, adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. ASU 2016-15 will be applied using a retrospective transition method to each period presented. If it is impracticable to apply ASU 2016-15 retrospectively for some of the issues, the amendments for those issues may be applied prospectively as of the earliest date practicable. The Company is currently assessing the future impact of this ASU.
Reclassification. Certain amounts in the financial statements for 2015 have been reclassified to conform to the 2016 presentation. The Company implemented ASU 2015-03 and ASU 2015-17 in the first quarter of 2016, retrospectively to all periods presented in the Company's financial statements. See Note F and Note J, respectively.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

B. Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated Other Comprehensive Income (Loss) (net of tax) by component are presented below (in thousands):
	Three Months Ended September 30, 2016				Three Months Ended September 30, 2015
	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Marketable Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Marketable Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)

Balance at beginning of period	$(30,532)	$28,925	$(11,693)	$(13,300)	$(34,331)	$35,726	$(11,959)	$(10,564)
Other comprehensive income (loss) before reclassifications	—	3,493	—	3,493	—	(6,485)	—	(6,485)
Amounts reclassified from accumulated other comprehensive income (loss)	(804)	(1,687)	(39)	(2,530)	226	(3,472)	72	(3,174)
Balance at end of period	$(31,336)	$30,731	$(11,732)	$(12,337)	$(34,105)	$25,769	$(11,887)	$(20,223)

	Nine Months Ended September 30, 2016				Nine Months Ended September 30, 2015
	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Marketable Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Marketable Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)

Balance at beginning of period	$(29,869)	$27,765	$(11,810)	$(13,914)	$(34,884)	$38,957	$(12,074)	$(8,001)
Other comprehensive income (loss) before reclassifications	—	7,459	—	7,459	—	(6,854)	—	(6,854)
Amounts reclassified from accumulated other comprehensive income (loss)	(1,467)	(4,493)	78	(5,882)	779	(6,334)	187	(5,368)
Balance at end of period	$(31,336)	$30,731	$(11,732)	$(12,337)	$(34,105)	$25,769	$(11,887)	$(20,223)

	Twelve Months Ended September 30, 2016				Twelve Months Ended September 30, 2015
	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Marketable Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Marketable Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)

Balance at beginning of period	$(34,105)	$25,769	$(11,887)	$(20,223)	$(9,818)	$39,525	$(12,146)	$17,561
Other comprehensive income (loss) before reclassifications	3,777	12,058	—	15,835	(24,775)	(4,537)	—	(29,312)
Amounts reclassified from accumulated other comprehensive income (loss)	(1,008)	(7,096)	155	(7,949)	488	(9,219)	259	(8,472)
Balance at end of period	$(31,336)	$30,731	$(11,732)	$(12,337)	$(34,105)	$25,769	$(11,887)	$(20,223)

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Amounts reclassified from Accumulated Other Comprehensive Income (Loss) for the three, nine and twelve months ended September 30, 2016 and 2015 are as follows (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,		Affected Line Item in the Statement of Operations
	2016	2015	2016	2015	2016	2015

Amortization of pension and post-retirement benefit costs:
Prior service benefit	$1,663	$1,606	$4,993	$4,931	$6,636	$6,996	(a)
Net loss	(1,087)	(1,966)	(3,532)	(6,466)	(5,688)	(8,081)	(a)
	576	(360)	1,461	(1,535)	948	(1,085)	(a)
Income tax effect	228	134	6	756	60	597	Income tax expense
	804	(226)	1,467	(779)	1,008	(488)	(a)

Marketable securities:
Net realized gain on sale of securities	2,072	4,324	5,570	7,887	8,797	11,446	Investment and interest income, net
	2,072	4,324	5,570	7,887	8,797	11,446	Income before income taxes
Income tax effect	(385)	(852)	(1,077)	(1,553)	(1,701)	(2,227)	Income tax expense
	1,687	3,472	4,493	6,334	7,096	9,219	Net income

Loss on cash flow hedge:
Amortization of loss	(126)	(118)	(371)	(348)	(490)	(460)	Interest on long-term debt and revolving credit facility
	(126)	(118)	(371)	(348)	(490)	(460)	Income before income taxes
Income tax effect	165	46	293	161	335	201	Income tax expense
	39	(72)	(78)	(187)	(155)	(259)	Net income

Total reclassifications	$2,530	$3,174	$5,882	$5,368	$7,949	$8,472

(a) These items are included in the computation of net periodic benefit cost. See Note I, Employee Benefits, for additional information.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

C. Regulation
General
The rates and services of the Company are regulated by incorporated municipalities in Texas, the PUCT, the NMPRC, and the Federal Energy Regulatory Commission ("FERC"). Municipal orders, ordinances and other agreements regarding rates and services adopted by Texas municipalities are subject to review and approval by the PUCT. The FERC has jurisdiction over the Company's wholesale (sales for resale) transactions, transmission service and compliance with federally-mandated reliability standards. The decisions of the PUCT, the NMPRC and the FERC are subject to judicial review.
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
On August 25, 2016, the PUCT issued its final order in Docket No. 44941 (the "PUCT Final Order"), as proposed, approving the Joint Motion to Implement Uncontested Amended and Restated Stipulation and Agreement (the "Unopposed Settlement") that was filed with the PUCT on July 21, 2016, which was unopposed by the parties to the rate case. The PUCT Final Order provides for the following: (i) an annual non-fuel rate increase of $37 million, lower annual depreciation expense of approximately $8.5 million, a return on equity of 9.7% for AFUDC purposes, and inclusion of substantially all new plant in service in rate base; (ii) an additional annual non-fuel base rate increase of $3.7 million related to Four Corners costs, which will be collected through a surcharge that terminates on July 12, 2017 and applies to consumption on and after January 12, 2016; (iii) removal of the separate rate treatment for residential customers with solar systems; (iv) recovery of $3.1 million in rate case expenses through a separate surcharge; and (v) recovery of revenues associated with the relate back of rates to consumption on and after January 12, 2016 through March 31, 2016 (aggregating $4.8 million) through a separate surcharge, all as specified in the Unopposed Settlement. The costs of serving residential customers with solar generation will be addressed in a future proceeding.
Interim rates associated with the annual non-fuel rate increase of $37 million became effective on April 1, 2016. The additional surcharges associated with the incremental Four Corners costs, rate case expenses and the relate back of rates to consumption on and after January 12, 2016 through March 31, 2016 were implemented on October 1, 2016.
Given the uncertainties regarding the ultimate resolution of the rate case, the Company did not recognize the impacts of the Unopposed Settlement in the Statements of Operations until it received the PUCT Final Order on August 25, 2016. Accordingly, operating revenues increased approximately $34.8 million, depreciation decreased approximately $7.4 million, and other expenses, net, increased approximately $1.9 million for an aggregate increase in income before income taxes of $40.3 million and an increase in net income of $23.3 million in the third quarter of 2016 to reflect the effects of the PUCT Final Order.
Energy Efficiency Cost Recovery Factor. On May 1, 2015, the Company filed its annual application to establish its energy efficiency cost recovery factor for 2016. In addition to projected energy efficiency costs for 2016 and a true-up to prior year actual costs, the Company requested approval of a $1.0 million bonus for the 2014 energy efficiency program results in accordance with PUCT rules. This case was assigned PUCT Docket No. 44677. A stipulation and settlement agreement was filed September 24, 2015 and the PUCT approved the settlement on November 5, 2015. The settlement approved by the PUCT includes a performance bonus of $1.0 million. The Company recorded the performance bonus as operating revenue in the fourth quarter of 2015.
On April 29, 2016, the Company filed its annual application to establish its energy efficiency cost recovery factor for 2017. In addition to projected energy efficiency costs for 2017 and true-up to prior year actual costs, the Company requested approval of a $668 thousand bonus for the 2015 energy efficiency program results in accordance with PUCT rules. This case was assigned PUCT Docket No. 45885. Parties in the proceeding, including PUCT staff and the City of El Paso, have filed a settlement in the case that approves the Company's filed proposal with a reduction to the 2015 program bonus of $155 thousand. The PUCT approved the settlement on October 28, 2016. The settlement approved by the PUCT includes a performance bonus of $0.5 million. The Company recorded the performance bonus as operating revenue in the third quarter of 2016.
Fuel and Purchased Power Costs. The Company's actual fuel costs, including purchased power energy costs, are recovered from customers through a fixed fuel factor. The PUCT has adopted a fuel cost recovery rule (the "Texas Fuel Rule") that allows the Company to seek periodic adjustments to its fixed fuel factor. The Company can seek to revise its fixed fuel factor based upon

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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
On April 15, 2015, the Company filed a request, which was assigned PUCT Docket No. 44633, to reduce its fixed fuel factor by approximately 24% to reflect reduced fuel expenses primarily related to a reduction in the price of natural gas used to generate power. The over-recovered balance was below the PUCT's materiality threshold. The reduction in the fixed fuel factor was effective on an interim basis May 1, 2015 and approved by the PUCT on May 20, 2015. As of September 30, 2016, the Company had under-recovered fuel costs in the amount of $8.9 million for the Texas jurisdiction.
Fuel Reconciliation Proceeding. On September 27, 2016, the Company filed an application with the PUCT, designated as PUCT Docket No. 46308, to reconcile $436.6 million of fuel and purchased power expenses incurred during the period of April 1, 2013 through March 31, 2016.
Montana Power Station Approvals. The Company has received a Certificate of Convenience and Necessity ("CCN") from the PUCT to construct four natural gas fired generating units at Montana Power Station ("MPS") in El Paso County, Texas. The Company also obtained air permits from the Texas Commission on Environmental Quality (the "TCEQ") and the U.S. Environmental Protection Agency (the "EPA"). MPS Units 1 and 2 and associated transmission lines and common facilities were completed and placed into service in March 2015. MPS Units 3 and 4 were completed and placed into service on May 3, 2016 and September 15, 2016, respectively.
Community Solar. On June 8, 2015, the Company filed a petition with the PUCT to initiate a community solar program to include construction and ownership of a 3 MW solar photovoltaic system located at MPS. Participation will be on a voluntary basis, and customers will contract for a set capacity (kW) amount and receive all energy produced. This case was assigned PUCT Docket No. 44800. The Company filed a settlement agreement among all parties on July 1, 2016 approving the program, and the PUCT approved the settlement agreement and program on September 1, 2016.
Four Corners Generating Station. On February 17, 2015, the Company and APS entered the Purchase and Sale Agreement providing for purchase by APS of the Company's interests in Four Corners. The Four Corners transaction closed on July 6, 2016. See Note D for further details on the sale of Four Corners.
On June 10, 2015, the Company filed an application in Texas requesting reasonableness and public interest findings and certain rate and accounting findings related to the Purchase and Sale Agreement. This case was assigned PUCT Docket No. 44805. Subsequent to the filing of the application, the case has been subject to numerous procedural matters, including a March 23, 2016 order in which the PUCT determined not to dismiss the reasonableness and public interest issues in this docket but to consider the requested rate and accounting findings, including mine reclamation costs, in the Company's next rate case, which is expected to be filed in the first half of 2017. The procedural schedule related to the public interest issues called for a hearing to be held on October 6-7, 2016. However, on September 1, 2016, a motion by parties in the proceeding to suspend the procedural schedule in order to pursue settlement was approved by the PUCT.
At September 30, 2016, the regulatory asset associated with the Four Corners mine reclamation costs for our Texas jurisdiction approximated $7.5 million. The Company currently continues to recover its mine reclamation costs in Texas under previous orders and decisions of the PUCT. If any future determinations made by our regulators result in changes to how existing regulatory assets or previously incurred costs for Four Corners are recovered in rates, any such changes would be recognized only when it becomes probable future cash flows will change as a result of such regulatory actions.
Other Required Approvals. The Company has obtained other required approvals for tariffs and approvals as required by the Public Utility Regulatory Act (the "PURA") and the PUCT.
New Mexico Regulatory Matters
2015 New Mexico Rate Case Filing. On May 11, 2015, the Company filed with the NMPRC in Case No. 15-00127-UT, for an annual increase in non-fuel base rates of approximately $8.6 million or 7.1%. Subsequently, the Company reduced its requested increase in non-fuel base rates to approximately $6.4 million. On June 8, 2016, the NMPRC issued its final order approving an

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

annual increase in non-fuel base rates of approximately $1.1 million and a decrease in the Company's allowed return on equity to 9.48%. The final order concludes that all of the Company's new plant in service was reasonable and necessary and therefore would be recoverable in rate base. The Company's rates were approved by the NMPRC effective July 1, 2016 and implemented at such time.
Fuel and Purchased Power Costs. On January 8, 2014, the NMPRC approved the continuation of the Fuel and Purchased Power Cost Adjustment Clause (the "FPPCAC") without modification in NMPRC Case No. 13-00380-UT. Historically, fuel and purchased power costs were recovered through base rates and a FPPCAC that accounts for changes in the costs of fuel relative to the amount included in base rates. Effective July 1, 2016, with the implementation of the final order of Case No. 15-00127-UT, fuel and purchased power costs will no longer be recovered through base rates but will be completely recovered through the FPPCAC. Fuel and purchased power costs are reconciled to actual costs on a monthly basis and recovered or refunded to customers the second succeeding month. The Company recovers costs related to Palo Verde Unit 3 capacity and energy in New Mexico through the FPPCAC as purchased power using a proxy market price approved in Case No. 13-00380-UT. At September 30, 2016, the Company had a net fuel over-recovery balance of $1.3 million in New Mexico.
Montana Power Station Approvals. The Company has received a CCN from the NMPRC to construct four units at MPS and the associated transmission lines. The Company also obtained all necessary air permits from the TCEQ and the EPA. A final order in NMPRC Case No. 13-00297-UT approving the CCN for MPS Units 3 and 4 was issued on June 11, 2014. MPS Units 1 and 2 were completed and placed into service in March 2015. MPS Units 3 and 4 were completed and placed into service on May 3, 2016 and September 15, 2016, respectively.
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
5 MW Holloman Air Force Base ("HAFB") Facility CCN. On June 15, 2015, the Company filed a petition with the NMPRC requesting CCN authorization to construct a 5 MW solar-powered generation facility to be located at HAFB in the Company's service territory in New Mexico. The new facility will be a dedicated Company-owned resource serving HAFB. This case was assigned NMPRC Case No. 15-00185-UT. On October 7, 2015, the NMPRC issued a final order accepting the Hearing Examiner’s Recommended Decision to approve the CCN, as modified. The Company and HAFB negotiated a special retail contract, which includes power sales agreement for the facility, to replace the existing load retention agreement and requested approval in NMPRC Case No. 16-00224-UT. On October 5, 2016 the new agreement was approved by the NMPRC. Construction of the solar generation facility will begin in the fourth quarter of 2016 and is expected to be completed in the second quarter of 2017.
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
On December 19, 2012, APS, acting on behalf of itself and the Palo Verde Participants, filed a second breach of contract lawsuit against the DOE. This lawsuit sought to recover damages incurred due to the DOE's failure to accept Palo Verde's spent nuclear fuel for the period beginning January 1, 2007 through June 30, 2011. On August 18, 2014, APS and the DOE entered into a settlement agreement, stipulating to a dismissal of the lawsuit and payment of $57.4 million by the DOE to the Palo Verde Participants for certain specified costs incurred by Palo Verde during the period January 1, 2007 through June 30, 2011. On October 8, 2014, the Company received approximately $9.1 million, representing its share of the award, of which $7.9 million was credited to customers through the applicable fuel adjustment clauses.
On October 31, 2014, APS, acting on behalf of itself and the Palo Verde Participants, submitted to the government an additional request for reimbursement of spent nuclear fuel storage costs for the period July 1, 2011 through June 30, 2014. The accepted claim amount was $42.0 million. On June 1, 2015, the Company received approximately $6.6 million, representing its share of the award, of which $5.8 million was credited to customers through the applicable fuel adjustment clauses in March 2015. Thereafter, APS will file annual claims for the period July 1 of the then-previous year to June 30 of the then-current year.
On November 2, 2015, APS filed a $12.0 million claim for the period July 1, 2014 through June 30, 2015. In February 2016, the DOE notified APS of the approval of the claim. Funds related to this claim were received in the first quarter of 2016. The Company's share of this claim is approximately $1.9 million, of which $1.6 million was credited to customers through the applicable fuel adjustment clauses in March 2016.
On October 31, 2016, APS filed an $11.3 million claim for the period July 1, 2015 through June 30, 2016. The Company's share of this claim is approximately $1.8 million. Any reimbursement is anticipated to be received in the second quarter of 2017, and the majority will be credited to customers through the applicable fuel adjustment clauses.
Palo Verde Operations and Maintenance Expense. Included in other operations and maintenance expenses are expenses associated with Palo Verde as follows (in thousands):

	2016	2015
Three months ended September 30,	$21,123	$22,016
Nine months ended September 30,	67,514	67,702
Twelve months ended September 30,	97,451	98,884

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Four Corners. On February 17, 2015, the Company and APS entered into the Purchase and Sale Agreement providing for the purchase by APS of the Company’s interests in Four Corners. Four Corners continued to provide energy to serve the Company's native load up to the closing date. The Four Corners transaction closed on July 6, 2016. The sales price was $32.0 million based on the net book value as defined in the Purchase and Sale Agreement. The sales price was adjusted downward by $7.0 million and $19.5 million, respectively, to reflect APS's assumption of the Company's obligation to pay for future plant decommissioning and mine reclamation expenses. The sales price was also adjusted downward by approximately $1.3 million for estimated closing adjustments and other assets and liabilities assumed by APS. At the closing, the Company received approximately $4.2 million in cash, subject to post-closing adjustments. No significant gain or loss was recorded upon the closing of the sale. APS assumed responsibility for all capital expenditures made after July 6, 2016. In addition, APS will indemnify the Company against liabilities and costs related to the future operation of Four Corners. Subsequently, the Company recorded post-closing adjustments to reflect adjustments to estimated capital expenditures and other assets and liabilities assumed by APS through July 6, 2016, which resulted in a $1.6 million refund due to APS. See Note C for a discussion of regulatory filings associated with Four Corners.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

E. Common Stock
Dividends. The Company paid $12.5 million and $11.9 million in quarterly cash dividends during the three months ended September 30, 2016 and 2015, respectively. The Company paid a total of $37.0 million and $49.0 million in quarterly cash dividends during the nine and twelve months ended September 30, 2016, respectively. The Company paid a total of $35.1 million and $46.4 million in quarterly cash dividends during the nine and twelve months ended September 30, 2015, respectively.

Basic and Diluted Earnings Per Share. The basic and diluted earnings per share are presented below (in thousands except for share data):
	Three Months Ended September 30,
	2016	2015
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	40,363,819	40,289,010
Dilutive effect of unvested performance awards	62,123	40,519
Diluted number of common shares outstanding	40,425,942	40,329,529
Basic net income per common share:
Net income	$74,636	$56,740
Income allocated to participating restricted stock	(232)	(184)
Net income available to common shareholders	$74,404	$56,556
Diluted net income per common share:
Net income	$74,636	$56,740
Income reallocated to participating restricted stock	(232)	(184)
Net income available to common shareholders	$74,404	$56,556
Basic net income per common share:
Distributed earnings	$0.310	$0.295
Undistributed earnings	1.530	1.105
Basic net income per common share	$1.840	$1.400
Diluted net income per common share:
Distributed earnings	$0.310	$0.295
Undistributed earnings	1.530	1.105
Diluted net income per common share	$1.840	$1.400

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	40,344,834	40,267,533
Dilutive effect of unvested performance awards	50,977	32,268
Diluted number of common shares outstanding	40,395,811	40,299,801
Basic net income per common share:
Net income	$91,112	$81,270
Income allocated to participating restricted stock	(271)	(253)
Net income available to common shareholders	$90,841	$81,017
Diluted net income per common share:
Net income	$91,112	$81,270
Income reallocated to participating restricted stock	(271)	(253)
Net income available to common shareholders	$90,841	$81,017
Basic net income per common share:
Distributed earnings	$0.915	$0.870
Undistributed earnings	1.335	1.140
Basic net income per common share	$2.250	$2.010
Diluted net income per common share:
Distributed earnings	$0.915	$0.870
Undistributed earnings	1.335	1.140
Diluted net income per common share	$2.250	$2.010

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

	Twelve Months Ended September 30,
	2016	2015
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	40,332,835	40,255,439
Dilutive effect of unvested performance awards	47,608	24,201
Diluted number of common shares outstanding	40,380,443	40,279,640
Basic net income per common share:
Net income	$91,760	$85,511
Income allocated to participating restricted stock	(264)	(265)
Net income available to common shareholders	$91,496	$85,246
Diluted net income per common share:
Net income	$91,760	$85,511
Income reallocated to participating restricted stock	(264)	(265)
Net income available to common shareholders	$91,496	$85,246
Basic net income per common share:
Distributed earnings	$1.21	$1.15
Undistributed earnings	1.06	0.97
Basic net income per common share	$2.27	$2.12
Diluted net income per common share:
Distributed earnings	$1.21	$1.15
Undistributed earnings	1.06	0.97
Diluted net income per common share	$2.27	$2.12

The amount of restricted stock awards and performance shares at 100% performance level excluded from the calculation of the diluted number of common shares outstanding because their effect was antidilutive is presented below:

	Three Months Ended		Nine months ended		Twelve Months Ended
	September 30,		September 30,		September 30,
	2016	2015	2016	2015	2016	2015
Restricted stock awards	57,633	65,076	53,285	60,647	50,854	60,742
Performance shares (a)	62,995	59,898	62,995	59,898	62,995	63,111

(a)	Certain performance shares were excluded from the computation of diluted earnings per share as no payouts would have been required based upon performance at the end of each corresponding period.

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
For the three months ended September 30, 2016 and 2015, the Company’s effective tax rate was 36.6% and 30.2%, respectively. For the nine months ended September 30, 2016 and 2015, the Company's effective tax rate was 36.1% and 30.2%, respectively. For the twelve months ended September 30, 2016 and 2015, the Company's effective tax rate was 35.8% and 30.4%, respectively. The Company's effective tax rate for all periods differs from the federal statutory tax rate of 35.0% primarily due to capital gains in the decommissioning trusts which are taxed at the federal rate of 20.0%, the allowance for equity funds used during construction ("AEFUDC"), state taxes and the issue discussed in the following paragraph.
In the third quarter of 2016, the Company changed its accounting for state income taxes from the flow-through method to the normalization method in accordance with the Company's regulators in its most recent final orders from the PUCT and the NMPRC. Under the flow-through method, the Company previously recorded deferred state income taxes and regulatory liabilities and assets offsetting such deferred state income taxes at the expected cash flow to be reflected in future rates. Upon implementation of normalization, the Company began amortizing the net regulatory asset for deferred state income taxes to deferred income tax expense over a 15 year period as allowed by the regulators. In the third quarter of 2016, the Company began recording deferred state income tax expense as required by normalization, retroactive to January 2016 as provided in the final orders. The impact of the change was additional deferred income tax expense of $2.8 million for the three months ended September 30, 2016.
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
FASB guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recorded a reduction in the unrecognized tax position of $0.9 million in the three months ended September 30, 2016, and $0.1 million in the first quarter of 2015, related to transmission and distribution costs and other amounts deducted in prior year Texas franchise tax returns. The Company recorded a decrease of $0.3 million in the first quarter of 2016 related to tax credits taken and apportionment factors used in prior year Arizona income tax returns, which have been settled through audit. A reconciliation of the September 30, 2016 and 2015 amounts of unrecognized tax benefits are as follows (in thousands):

	2016	2015
Balance at January 1	$6,000	$5,200
Additions for tax position related to the current year	—	—
Reductions for tax positions related to the current year	—	—
Additions for tax positions of prior years	—	—
Reductions for tax positions	(1,200)	(100)
Balance at September 30	$4,800	$5,100

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
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
Environmental Matters
General. The Company is subject to extensive laws, regulations, and permit requirements with respect to air and greenhouse gas emissions, water discharges, soil and water quality, waste management and disposal, natural resources, and other environmental matters by federal, state, regional, tribal, and local authorities. Failure to comply with such laws, regulations, and requirements can result in actions by authorities or other third parties that might seek to impose on the Company administrative, civil, and/or criminal penalties or other sanctions. In addition, releases of pollutants or contaminants into the environment can result in costly cleanup liabilities. These laws, regulations, and requirements are subject to change through modification or reinterpretation, or the introduction of new laws and regulations and, as a result, the Company may face additional capital and operating costs to comply. For a more detailed discussion of certain key environmental issues, laws, and regulations facing the Company, see Note K of the Notes to Financial Statements in the 2015 Form 10-K.
Clean Air Interstate Rule/Cross State Air Pollution Rule. The EPA promulgated the Cross-State Air Pollution Rule ("CSAPR") in August 2011, which rule involves requirements to limit emissions of nitrogen oxides ("NOx") and sulfur dioxide ("SO2") from certain of the Company's power plants in Texas and/or purchase allowances representing other parties' emissions reductions. CSAPR was intended to replace the EPA's 2005 Clean Air Interstate Rule ("CAIR"). While the U.S. Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") vacated CSAPR in August 2012 and allowed CAIR to stand until the EPA issued a proper replacement, on April 29, 2014, the U.S. Supreme Court reversed and upheld CSAPR, remanding certain portions of CSAPR to the D.C. Circuit for further consideration. On June 26, 2014, the EPA filed a motion asking the D.C. Circuit to lift its stay on CSAPR, and on October 23, 2014, the D.C Circuit lifted its stay of CSAPR. On July 28, 2015, the D.C. Circuit ruled that the EPA's emissions budgets for 13 states including Texas are invalid, but left the rule in place on remand. On October 26, 2016, the EPA published its final CSAPR Update Rule with an effective date of December 27, 2016. While we are unable to determine the full impact of this rule at this time, the Company believes it is currently positioned to comply with CSAPR.
National Ambient Air Quality Standards ("NAAQS"). Under the Clean Air Act ("CAA"), the EPA sets NAAQS for six criteria pollutants considered harmful to public health and the environment, including particulate matter ("PM"), NOx, carbon monoxide ("CO"), ozone, and SO2. NAAQS must be reviewed by the EPA at five-year intervals. In 2010, the EPA tightened the NAAQS for both nitrogen dioxide ("NO2") and SO2. The EPA is considering a 1-hour secondary NAAQS for NO2 and SO2. In January 2013, the EPA tightened the NAAQS for fine PM. On October 1, 2015, following on its November 2014 proposal, the EPA released a final rule tightening the primary and secondary NAAQS for ground-level ozone from its 2008 standard levels of 75 parts per billion ("ppb") to 70 ppb. Ozone is the main component of smog. While not directly emitted into the air, it forms from precursors, including NOx and volatile organic compounds, in combination with sunlight. The EPA is expected to make attainment/nonattainment designations for the revised ozone standards by October 1, 2017. While it is currently unknown how the areas in which we operate will ultimately be designated, for nonattainment areas classified as "Moderate" and above, states, and any tribes that choose to do so, are expected to be required to complete development of implementation plans in the 2020-2021 timeframe. Most nonattainment areas are expected to have until 2020 or 2023 to meet the primary (health) standard, with the exact attainment date varying based on the ozone level in the area. The Company continues to evaluate what impact these final and proposed NAAQS could have on its operations. If the Company is required to install additional equipment to control emissions at its facilities, the NAAQS, individually or in the aggregate, could have a material impact on its operations and financial results.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Other Laws and Regulations and Risks. The Company sold its interest in Four Corners to APS on July 6, 2016. The Company no longer owns any coal-fired generation, and therefore has reduced its exposure to a number of environmental matters. As of the closing date of the sale, the Company's environmental liabilities associated with Four Corners were limited to conditions that existed at the time of the sale. The Company's liability is limited to the portion thereof for which the Company would have been financially responsible if Four Corners had fully ceased operations on July 6, 2016. The Company believes it is not responsible for a significant portion of the compliance or ongoing operational costs associated with the Mercury and Air Toxics Standards ("MATS"), the Coal Combustion Residue ("CCR") Rule, or the revised Wastewater Effluent Limitation Guidelines ("ELG"). While the outcome of these matters cannot be predicted with certainty, the Company does not expect the MATS, CCR, or ELG rules to have a significant impact on its financial condition or results of operations, nor does the Company expect that ongoing lawsuits between environmental organizations, the Office of Surface Mining Reclamation and Enforcement, the Bureau of Indian Affairs, and other federal agencies will have a significant impact on its financial condition or results of operations.
Mercury and Air Toxics Standards. The operation of coal-fired power plants, such as Four Corners, results in emissions of mercury and other air toxics. In December 2011, the EPA finalized the MATS Rule for oil- and coal-fired power plants, which requires significant reductions in emissions of mercury and other air toxics. Several judicial and other challenges have been made to this rule, and on June 29, 2015, the U.S. Supreme Court remanded the rule to the D.C. Circuit Court. On December 15, 2015, the D.C. Circuit Court issued an order remanding the rule to the EPA but did not vacate the rule during remand. On April 15, 2016, the EPA completed a cost-benefit analysis of the MATS rule and reaffirmed its finding that the rule is "appropriate and necessary," which will be reviewed by the D.C. Circuit Court. The legal status of the MATS Rule notwithstanding, the Company believes, under the terms of the Purchase and Sale Agreement and after the sale, as a former owner, that the Company is not responsible for a significant portion of the costs under the MATS Rule. Accordingly, the Company does not expect the MATS Rule to have a significant impact on its financial condition or results of operations.
Coal Combustion Waste. On October 19, 2015, the EPA's final rule regulating the disposal of CCR (the "CCR Rule") from electric utilities as solid waste took effect. As of the effective date of the CCR Rule, the Company had a 7% ownership interest in Units 4 and 5 of Four Corners, the only coal-fired generating facility for which the Company had an ownership interest subject to the CCR Rule. The Company sold its entire ownership interest in Four Corners to APS on July 6, 2016. The CCR Rule requires plant owners to treat coal combustion residuals as Subtitle D (as opposed to a more costly Subtitle C) waste. The Company, however, believes, under the terms of the Purchase Agreement and after the sale, as a former owner, that the Company is not responsible for a significant portion of the costs under the CCR Rule, such as ongoing operational costs after July 6, 2016 . Accordingly, the Company does not expect the CCR Rule to have a significant impact on its financial condition or results of operations.
On November 3, 2015, the EPA published a final rule revising wastewater effluent limitation guidelines for steam electric power generators (the "Revised ELG Rule"). The Revised ELG Rule establishes requirements for wastewater streams from certain processes at affected facilities, including limits on toxic metals in wastewater discharges. Facilities must comply with the Revised ELG Rule between 2018 and 2023. The EPA anticipates that the new requirements in the Revised ELG Rule will only affect certain coal-fired steam electric power plants. Because the Company does not have an interest in Four Corners after the closing of the sale in July 2016, the Company does not expect the Revised ELG Rule will have a significant impact on its financial condition or results of operations.
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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

I. Employee Benefits
Retirement Plans
The net periodic benefit cost recognized for the three, nine and twelve months ended September 30, 2016 and 2015 is made up of the components listed below as determined using the projected unit credit actuarial cost method (in thousands):

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,
	2016	2015	2016	2015	2016	2015
Components of net periodic benefit cost:
Service cost	$2,191	$2,394	$6,001	$6,594	$8,199	$8,707
Interest cost	3,250	3,622	9,780	10,872	13,403	14,563
Expected return on plan assets	(4,734)	(4,951)	(14,159)	(14,846)	(19,108)	(19,528)
Amortization of:
Net loss	1,730	2,485	5,505	7,985	8,167	10,267
Prior service benefit	(875)	(855)	(2,630)	(2,630)	(3,506)	(3,506)
Net periodic benefit cost	$1,562	$2,695	$4,497	$7,975	$7,155	$10,503
During the nine months ended September 30, 2016, the Company contributed $8.8 million of its projected $9.4 million 2016 annual contribution to its retirement plans.
Other Postretirement Benefits
The net periodic benefit cost recognized for the three, nine and twelve months ended September 30, 2016 and 2015 is made up of the components listed below (in thousands):

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,
	2016	2015	2016	2015	2016	2015
Components of net periodic benefit cost:
Service cost	$749	$841	$2,179	$2,591	$3,042	$3,302
Interest cost	871	976	2,616	3,026	3,625	4,142
Expected return on plan assets	(452)	(503)	(1,372)	(1,553)	(1,889)	(2,082)
Amortization of:
Prior service benefit	(788)	(751)	(2,363)	(2,301)	(3,130)	(3,490)
Net gain	(643)	(519)	(1,973)	(1,519)	(2,479)	(2,186)
Net periodic benefit cost (benefit)	$(263)	$44	$(913)	$244	$(831)	$(314)
During the nine months ended September 30, 2016, the Company contributed $1.6 million of its projected $1.7 million 2016 annual contribution to its other post retirement benefits plan.
During October 2016, the Company approved and communicated a plan amendment that is expected to result in a remeasurement. Effective January 1, 2017, retirees and dependents that are less than 65 years of age will be offered a choice between a $1,000 and $2,250 deductible plan. Additionally, retirees and dependents that are 65 years of age or greater will be covered by a fully insured Medicare advantage plan. The postretirement benefit obligation is estimated to decrease by approximately $32.7 million as a result of the October 1, 2016 remeasurement. The effects of the remeasurement will be recorded in the fourth quarter of 2016.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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
Long-Term Debt and Short-Term Borrowings Under the RCF. The fair values of the Company's long-term debt and short-term borrowings under the RCF are based on estimated market prices for similar issues and are presented below (in thousands):

	September 30, 2016		December 31, 2015
	Carrying Amount (1)	Estimated Fair Value	Carrying Amount (1)	Estimated Fair Value
Pollution Control Bonds	$190,706	$211,050	$190,499	$212,624
Senior Notes	993,004	1,207,162	837,475	829,864
RGRT Senior Notes (2)	94,768	100,465	94,686	100,345
RCF (2)	55,192	55,192	141,738	141,738
Total	$1,333,670	$1,573,869	$1,264,398	$1,284,571
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

(2)
Nuclear fuel financing, as of September 30, 2016 and December 31, 2015, is funded through the $95 million RGRT Senior Notes and $36.2 million and $33.7 million, respectively under the RCF. As of September 30, 2016, $19.0 million was outstanding under the RCF for working capital or general corporate purposes. As of December 31, 2015, $108.0 million was outstanding under the RCF for working capital or general corporate purposes. The interest rate on the Company's borrowings under the RCF is reset throughout the quarter reflecting current market rates. Consequently, the carrying value approximates fair value.

Marketable Securities. The Company's marketable securities, included in decommissioning trust funds in the Balance Sheets, are reported at fair value which was $254.6 million and $239.0 million at September 30, 2016 and December 31, 2015, respectively. These securities are classified as available for sale and recorded at their estimated fair value using the FASB guidance for certain investments in debt and equity securities. The reported fair values include gross unrealized losses on marketable securities whose impairment the Company has deemed to be temporary. The tables below present the gross unrealized losses and the fair value of these securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2016
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities (1):
Federal Agency Mortgage Backed Securities	$1,028	$(9)	$—	$—	$1,028	$(9)
U.S. Government Bonds	8,728	(151)	12,300	(526)	21,028	(677)
Municipal Obligations	4,692	(43)	8,171	(515)	12,863	(558)
Corporate Obligations	3,380	(50)	2,381	(138)	5,761	(188)
Total Debt Securities	17,828	(253)	22,852	(1,179)	40,680	(1,432)
Common Stock	1,393	(124)	—	—	1,393	(124)
Institutional Equity Funds-International Equity	22,847	(249)	—	—	22,847	(249)
Total Temporarily Impaired Securities	$42,068	$(626)	$22,852	$(1,179)	$64,920	$(1,805)

_________________

(1)	Includes 104 securities.

	December 31, 2015
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities (2):
Federal Agency Mortgage Backed Securities	$9,383	$(97)	$1,113	$(47)	$10,496	$(144)
U.S. Government Bonds	24,094	(310)	14,272	(623)	38,366	(933)
Municipal Obligations	8,286	(160)	7,388	(446)	15,674	(606)
Corporate Obligations	6,058	(722)	2,307	(228)	8,365	(950)
Total Debt Securities	47,821	(1,289)	25,080	(1,344)	72,901	(2,633)
Common Stock	3,584	(344)	—	—	3,584	(344)
Institutional Equity Funds-International Equity	22,454	(768)	—	—	22,454	(768)
Total Temporarily Impaired Securities	$73,859	$(2,401)	$25,080	$(1,344)	$98,939	$(3,745)

_________________

(2)	Includes 133 securities.
The Company monitors the length of time specific securities trade below their cost basis along with the amount and percentage of the unrealized loss in determining if a decline in fair value of marketable securities below recorded cost is considered to be other than temporary. The Company recognizes impairment losses on certain of its securities deemed to be other than temporary. In accordance with the FASB guidance, these impairment losses are recognized in net income, and a lower cost basis is established for these securities. In addition, the Company will research the future prospects of individual securities as necessary. The Company does not anticipate expending monies held in trust before 2044 or a later period when decommissioning of Palo Verde begins.
For the three, nine and twelve months ended September 30, 2016 and 2015, the Company recognized other than temporary impairment losses on its available-for-sale securities as follow (in thousands):

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,
	2016	2015	2016	2015	2016	2015
Unrealized holding losses included in pre-tax income	$(196)	$—	$(352)	$—	$(690)	$—

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The reported securities also include gross unrealized gains on marketable securities which have not been recognized in the Company's net income. The table below presents the unrecognized gross unrealized gains and the fair value of these securities, aggregated by investment category (in thousands):

	September 30, 2016		December 31, 2015
	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains
Description of Securities:
Federal Agency Mortgage Backed Securities	$16,772	$701	$9,589	$438
U.S. Government Bonds	35,711	1,285	12,033	136
Municipal Obligations	9,273	398	8,671	332
Corporate Obligations	18,368	1,347	10,110	368
Total Debt Securities	80,124	3,731	40,403	1,274
Common Stock	66,055	34,418	72,636	37,001
Equity Mutual Funds	35,552	1,995	18,853	91
Cash and Cash Equivalents	7,975	—	8,204	—
Total	$189,706	$40,144	$140,096	$38,366
The Company's marketable securities include investments in municipal, corporate and federal debt obligations. Substantially all of the Company's mortgage-backed securities, based on contractual maturity, are due in ten years or more. The mortgage-backed securities have an estimated weighted average maturity which generally range from two years to six years and reflects anticipated future prepayments. The contractual year for maturity of these available-for-sale securities as of September 30, 2016 is as follows (in thousands):

	Total	2016	2017 through 2020	2021 through 2025	2026 and Beyond
Municipal Debt Obligations	$22,136	$417	$7,909	$12,730	$1,080
Corporate Debt Obligations	24,129	—	5,501	9,941	8,687
U.S. Government Bonds	56,739	—	29,297	14,542	12,900
The Company's marketable securities in its decommissioning trust funds are sold from time to time and the Company uses the specific identification basis to determine the amount to reclassify from accumulated other comprehensive income into net income. The proceeds from the sale of these securities during the three, nine, and twelve months ended September 30, 2016 and 2015 and the related effects on pre-tax income are as follows (in thousands):

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,
	2016	2015	2016	2015	2016	2015
Proceeds from sales or maturities of available-for-sale securities	$19,453	$26,618	$60,165	$63,776	$98,956	$124,732
Gross realized gains included in pre-tax income	$2,446	$4,515	$6,687	$8,330	$10,736	$12,467
Gross realized losses included in pre-tax income	(178)	(191)	(765)	(443)	(1,249)	(1,021)
Gross unrealized losses included in pre-tax income	(196)	—	(352)	—	(690)	—
Net gains included in pre-tax income	$2,072	$4,324	$5,570	$7,887	$8,797	$11,446
Net unrealized holding gains (losses) included in accumulated other comprehensive income	$4,313	$(8,092)	$9,293	$(8,641)	$15,028	$(5,779)
Net gains reclassified from accumulated other comprehensive income	(2,072)	(4,324)	(5,570)	(7,887)	(8,797)	(11,446)
Net gains (losses) in other comprehensive income	$2,241	$(12,416)	$3,723	$(16,528)	$6,231	$(17,225)
Fair Value Measurements. The FASB guidance requires the Company to provide expanded quantitative disclosures for financial assets and liabilities recorded on the balance sheet at fair value. Financial assets carried at fair value include the Company's decommissioning trust investments and investments in debt securities which are included in deferred charges and other assets on the Balance Sheets. The Company has no liabilities that are measured at fair value on a recurring basis. The FASB guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

•
Level 1 – Observable inputs that reflect quoted market prices for identical assets and liabilities in active markets. Financial assets utilizing Level 1 inputs include the nuclear decommissioning trust investments in active exchange-traded equity securities, mutual funds and U.S. Treasury securities that are in a highly liquid and active market. The Institutional Funds are valued using the NAV provided by the administrator of the fund. The NAV price is quoted on a restrictive market although the underlying investments are traded on active markets. During the third quarter of 2016, the Company re-evaluated the decommissioning trust funds investments as to whether they have a readily determinable fair value. Based on that re-evaluation, certain accounting policy, and NAV disclosures have been revised and now the investments in the Institutional Funds are categorized as Level 1.

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
The fair value of the Company's decommissioning trust funds and investments in debt securities at September 30, 2016 and December 31, 2015, and the level within the three levels of the fair value hierarchy defined by the FASB guidance are presented in the table below (in thousands):

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Description of Securities	Fair Value as of September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading Securities:
Investments in Debt Securities	$1,398	$—	$—	$1,398
Available for sale:
U.S. Government Bonds	$56,739	$56,739	$—	$—
Federal Agency Mortgage Backed Securities	17,800	—	17,800	—
Municipal Bonds	22,136	—	22,136	—
Corporate Asset Backed Obligations	24,129	—	24,129	—
Subtotal Debt Securities	120,804	56,739	64,065	—
Common Stock	67,448	67,448	—	—
Equity Mutual Funds	35,552	35,552	—	—
Institutional Funds-International Equity	22,847	22,847	—	—
Cash and Cash Equivalents	7,975	7,975	—	—
Total Available for Sale	$254,626	$190,561	$64,065	$—

Description of Securities	Fair Value as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading Securities:
Investments in Debt Securities	$1,543	$—	$—	$1,543
Available for sale:
U.S. Government Bonds	$50,399	$50,399	$—	$—
Federal Agency Mortgage Backed Securities	20,085	—	20,085	—
Municipal Bonds	24,345	—	24,345	—
Corporate Asset Backed Obligations	18,475	—	18,475	—
Subtotal Debt Securities	113,304	50,399	62,905	—
Common Stock	76,220	76,220	—	—
Equity Mutual Funds	18,853	18,853	—	—
Institutional Funds-International Equity	22,454	22,454	—	—
Cash and Cash Equivalents	8,204	8,204	—	—
Total Available for Sale	$239,035	$176,130	$62,905	$—

There were no transfers in or out of Level 1 and Level 2 fair value measurements categories due to changes in observable inputs during the three, nine and twelve month periods ended September 30, 2016 and 2015. There were no purchases, sales, issuances, and settlements related to the assets in the Level 3 fair value measurement category during the three, nine and twelve months ended September 30, 2016 and 2015.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
El Paso Electric Company:

We have reviewed the condensed balance sheet of El Paso Electric Company as of September 30, 2016, the related condensed statements of operations and comprehensive operations, for the three-month, nine-month, and twelve-month periods ended September 30, 2016 and 2015, and the related condensed statements of cash flows for the nine-month periods ended September 30, 2016 and 2015. These condensed financial statements are the responsibility of the Company's management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of El Paso Electric Company as of December 31, 2015, and the related statements of operations, comprehensive operations, changes in common stock equity, and cash flows for the year then ended (not presented herein); and in our report dated February 29, 2016, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2015, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ KPMG LLP
Houston, Texas
November 4, 2016

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

•	reductions in output at generation plants operated by us,

•	the size of our construction program and our ability to complete construction on budget and on time,

•	our reliance on significant customers,

•	the credit worthiness of our customers,

•	unscheduled outages of generating units including outages at Palo Verde,

•	unanticipated maintenance, repair, or replacement costs for generation, transmission, or distribution facilities and the recovery of proceeds from insurance policies providing coverage for such costs,

•	changes in customers' demand for electricity as a result of energy efficiency initiatives and emerging competing services and technologies, including distributed generation,

•	individual customer groups, including distributed generation customers, may not pay their full cost of service, and other customers may or may not be required to pay the difference,

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

Summary
The following is an overview of our results of operations for the three, nine and twelve month periods ended September 30, 2016 and 2015. Net income and basic earnings per share for the three, nine and twelve month periods ended September 30, 2016 and 2015 are shown below:

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,
	2016	2015	2016	2015	2016	2015
Net income (in thousands)	$74,636	$56,740	$91,112	$81,270	$91,760	$85,511
Basic earnings per share	1.84	1.40	2.25	2.01	2.27	2.12

Financial Effect of the PUCT Final Order
On August 25, 2016, the Public Utility Commission of Texas ("PUCT") issued its final order in our rate case in Docket No. 44941 (the "PUCT Final Order") approving the Joint Motion to Implement Uncontested Amended and Restated Stipulation and Agreement (the "Unopposed Settlement"). See Note C of the Notes to Financial Statements for a discussion of the PUCT Final Order. Given the uncertainties regarding the ultimate resolution of the case, we did not recognize the financial effects of the Unopposed Settlement in the Statement of Operations prior to the issuance of the PUCT Final Order. The increase in net income resulting from the PUCT Final Order was approximately $23.3 million or $0.58 per basic earnings per share. Approximately $10.7 million, after tax, of this impact relates to the period from July 1, 2016 through September 30, 2016 and approximately $12.6 million, after tax, relates to the period from January 12, 2016 through June 30, 2016.
The increase (decrease) in earnings resulting from the PUCT Final Order is categorized as follows and identified by the period to which it relates (in thousands):

Category	Six Months Ended June 30, 2016	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Retail non-fuel base rate increase:
Relate Back	$4,782	$—	$4,782
Interim Rates	10,874	15,138	26,012
Additional non-fuel base rate increase for Four Corners	1,575	1,328	2,903
Retail non-fuel base rate increase, total	$17,231	$16,466	$33,697
Miscellaneous service revenues	753	390	1,143
Revenue taxes	(455)	(643)	(1,098)
Depreciation	5,001	2,412	7,413
Rate case expense	—	(600)	(600)
AFUDC	(193)	(72)	(265)
Pre-tax increase	$22,337	$17,953	$40,290
Income tax expense (a)	9,781	7,221	17,002
After-tax increase	$12,556	$10,732	$23,288

(a)
In the third quarter of 2016, the Company changed its accounting for state income taxes from the flow-through method to the normalization method in accordance with the Company's regulators in its most recent final orders from the PUCT and the New Mexico Public Regulation Commission ("NMPRC"). The impact of the change was additional deferred income tax expense of $2.8 million for the three months ended September 30, 2016. See Note F of the Notes to Financial Statements.

Regulatory Lag
We completed construction of Montana Power Station ("MPS") Units 3 and 4 and placed them into service on May 3, 2016 and September 15, 2016, respectively. The placement of these assets into service are having and will continue to have a negative impact on our 2016 and 2017 financial results until new rates are effective due to the regulatory lag associated with the recovery of related costs. The primary impacts from these assets being placed in service include a reduction in amounts capitalized for allowance for funds used during construction ("AFUDC"), and increases in depreciation, operations and maintenance ("O&M") expense, property taxes and interest cost. We anticipate filing new rate cases in Texas and New Mexico in the first half of 2017 to reflect MPS Units 3 and 4 in rate base.

The following table shows the primary factors affecting the after-tax change in net income between the 2016 and 2015 periods presented (in thousands):

	Three Months Ended	Nine Months Ended	Twelve Months Ended
September 30, 2015 net income	$56,740	$81,270	$85,511
Change in (net of tax):
Increased retail non-fuel base revenues (a)	21,153	23,769	24,694
Decreased depreciation and amortization (b)	4,179	2,589	1,459
Increased other revenues (c)	829	464	(124)
Decreased (Increased) operation and maintenance at fossil-fuel generating plants (d)	698	(1,319)	1,187
Changes in the effective tax rate (e)	(5,288)	(5,952)	(4,855)
Decreased investment and interest income (f)	(1,719)	(1,804)	(1,929)
Increased interest on long-term debt (g)	(1,209)	(2,455)	(3,224)
Decreased allowance for funds used during construction (h)	(619)	(3,330)	(6,176)
Increased taxes other than income taxes (i)	(592)	(944)	(1,611)
Increased administrative and general expenses (j)	(384)	(592)	(2,462)
Other	848	(584)	(710)
September 30, 2016 net income	$74,636	$91,112	$91,760

______________
All information presented below is expressed in pre-tax amounts except when stated otherwise.

(a)
Retail non-fuel base revenues increased for the three, nine and twelve months ended September 30, 2016 compared to the three, nine and twelve months ended September 30, 2015, primarily due to the recognition of $33.7 million related to the PUCT Final Order. For a complete discussion of non-fuel base revenues, see page 38.

(b)
Depreciation and amortization decreased for the three months ended September 30, 2016, compared to the three months ended September 30, 2015 primarily due to a $7.4 million reduction approved by the PUCT and $0.3 million reduction approved by the NMPRC in their final orders. The decrease was partially offset by an increase in depreciation due to an increase in plant, including MPS Units 3 and 4 which were placed in service in May and September 2016, respectively.

Depreciation and amortization decreased for the nine and twelve months ended September 30, 2016, compared to the nine and twelve months ended September 30, 2015 primarily due to (i) a $7.4 million reduction approved by the PUCT and $0.3 million reduction approved by the NMPRC in their final orders and (ii) the change in the estimated useful life of certain intangible software assets. These decreases were partially offset by increased depreciation and amortization related to an increase in plant, primarily due to MPS Units 1 and 2 and the Eastside Operations Center ("EOC") being placed in service in March 2015 and MPS Units 3 and 4 being placed in service in May and September 2016, respectively.

(c)
Other revenues increased for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily due to the recognition of miscellaneous service charges of $1.1 million related to the PUCT Final Order.

(d)
O&M expenses at our fossil fuel generating plants decreased for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily due to the sale of our interest in Four Corners in July 2016. This decrease was partially offset by increased O&M expenses primarily due to an outage at Newman Unit 4 beginning in June 2016.

O&M expenses at our fossil fuel generating plants increased for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily due to outages at Newman Unit 4 and Rio Grande Unit 7 and other maintenance activities. These increases were partially offset by a maintenance outage at Newman Units 5 and 2 in the nine months ended September 30, 2015, with no comparable expense in the nine months ended September 30, 2016.
O&M expenses at our fossil fuel generating plants decreased for the twelve months ended September 30, 2016 compared to the twelve months ended September 30, 2015, primarily due to maintenance outages on Newman Units 2 and 5 and Four Corners Units 4 and 5 in the twelve months ended September 30, 2015 with no comparable expense in the twelve months ended September 30, 2016. These decreases were partially offset by increased O&M expenses primarily due to an outage at Rio Grande Unit 7 and Newman Unit 4.

(e)
The effective tax rate increased for the three, nine and twelve months ended September 30, 2016, compared to the three, nine and twelve months ended September 30, 2015, primarily due to the change to normalize state income taxes in accordance with the PUCT's and the NMPRC's most recent rate cases and the loss of the domestic production activities deduction.

(f)
Investment and interest income decreased for the three, nine and twelve months ended September 30, 2016 compared to the three, nine and twelve months ended September 30, 2015 primarily due to lower realized gains on securities sold from our Palo Verde decommissioning trust in 2016 compared to 2015.

(g)
Interest on long-term debt increased for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015, primarily due to interest on the $150 million of 5.00% senior notes issued in March 2016.

Interest on long-term debt increased for the twelve months ended September 30, 2016 compared to the twelve months ended September 30, 2015, primarily due to interest on the $150 million of 5.00% senior notes each of which were issued in December 2014 and March 2016.

(h)
AFUDC decreased for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, due to lower balances of construction work in progress ("CWIP"), primarily due to MPS Units 3 and 4 being placed in service in May and September 2016, respectively, and a reduction in the AFUDC rate effective January 2016 as a result of the PUCT Final Order.

AFUDC decreased for the nine and twelve months ended September 30, 2016 compared to the nine and twelve months ended September 30, 2015, due to lower balances of CWIP, primarily due to MPS Units 1 and 2 and the EOC being placed in service in March 2015, partially offset by AFUDC earned on construction costs related to MPS Units 3 and 4 in 2016, and a reduction in the AFUDC rate effective January 2016 as a result of the PUCT Final Order.

(i)	Taxes other than income taxes increased for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily due to increased revenues in Texas.
Taxes other than income taxes increased for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily due to increased property tax rates and valuations in Texas as a result of MPS Units 1 and 2 and the EOC being placed in service during the first quarter of 2015 and increased revenues in Texas. These increases were partially offset by decreased property taxes in Arizona due to decreased property values.
Taxes other than income taxes increased for the twelve months ended September 30, 2016 compared to the twelve months ended September 30, 2015, primarily due to increased property tax rates and valuation in Texas as a result of MPS Units 1 and 2 and the EOC being placed in service during the first quarter of 2015 and increased revenues in Texas.

(j)
Administrative and general expense increased for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, primarily due to increased regulatory expense related to certain of the 2015 Texas and New Mexico rate case costs being expensed and higher Federal Energy Regulatory Commission ("FERC") annual fees. This increase was partially offset by decreased benefit costs primarily due to a change in actuarial assumptions used to calculate our pension and other post-retirement benefit plans partially offset by an increase in medical claims and other employee benefits.

Administrative and general expense increased for the twelve months ended September 30, 2016, compared to the twelve months ended September 30, 2015, primarily due to increased administrative and general payroll costs and employee incentive compensation, and increased regulatory expense related to certain of the 2015 Texas and New Mexico rate case costs being expensed.

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
Revenues from the sale of electricity include fuel costs that are recovered from our customers through fuel adjustment mechanisms. Historically, a significant portion of fuel costs have been recovered through base rates in New Mexico. Effective July 1, 2016, with the implementation of the final order of our New Mexico rate case, fuel costs are no longer recovered through base rates. Beginning July 1, 2016, all fuel costs are recovered through a fuel adjustment mechanism. We record deferred fuel revenues for the difference between actual fuel costs and recoverable fuel revenues until such amounts are collected from or refunded to customers. “Non-fuel base revenues” refers to our revenues from the sale of electricity excluding such fuel costs.
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
Weather significantly impacts our residential, small commercial and industrial customers, and to a lesser extent, our sales to public authorities. Heating and cooling degree days can be used to evaluate the effect of weather on energy use. For each degree the average outdoor temperature varies from a standard of 65 degrees Fahrenheit, a degree day is recorded. For the three, nine, and twelve months ended September 30, 2016, retail non-fuel base revenues were negatively impacted by milder weather when compared to the three, nine, and twelve months ended September 30, 2015. Cooling degree days in the third quarter of 2016 decreased 7.9% when compared to the third quarter of 2015, but were 4.1% above the 10-year average. Cooling degree days for the nine months ended September 30, 2016 decreased 4.1% when compared to the nine months ended September 30, 2015, and were comparable to the 10-year average. For the twelve months ended September 30, 2016, cooling degree days decreased 3.6% when compared to the twelve months ended September 30, 2015, but were 1.2% above the 10-year average. For the nine months ended September 30, 2016, heating degree days decreased 6.0% when compared to the nine months ended September 30, 2015, and were 9.7% below the 10-year average. For the twelve months ended September 30, 2016, heating degree days decreased 2.0% when compared to the twelve months ended September 30, 2015, and were 6.9% below the 10-year average. The table below shows heating and cooling degree days compared to a 10-year average.

	Three Months Ended			Nine Months Ended			Twelve Months Ended
	September 30,			September 30,			September 30,
			10-Year			10-Year			10-Year
	2016	2015	Average	2016	2015	Average	2016	2015	Average*
Heating degree days	5	—	1	1,134	1,206	1,256	2,023	2,064	2,174
Cooling degree days	1,596	1,732	1,533	2,584	2,695	2,594	2,728	2,831	2,696
______________
* Calendar year basis.
Customer growth is a key driver of the growth of retail sales. The average number of retail customers grew 1.5% for the three, nine, and twelve month periods ended September 30, 2016 when compared to the three, nine, and twelve months ended September 30, 2015. See the tables presented on pages 41, 42, and 43, which provide detail on the average number of retail customers and the related revenues and kWh sales.
Retail non-fuel base revenues. Retail non-fuel revenues increased primarily due to the recognition of $33.7 million related to the PUCT Final Order. The components of the increase are: (i) $26.0 million related to interim rate increases effective April 1, 2016; (ii) $4.8 million of relate back revenues from January 12, 2016 through March 31, 2016; and (iii) $2.9 million related to additional Four Corners costs. Approximately $17.2 million of this impact relates to the period from January 12, 2016 through June 30, 2016, which includes $10.8 million related to interim rate increases, $4.8 million of relate back revenues from January 12, 2016 and $1.6 million related to Four Corners additional costs. Approximately $16.5 million of this impact relates to the period from July 1, 2016 through September 30, 2016, which includes $15.2 million related to interim rate increases and $1.3 million related to Four Corners additional costs.

Excluding the $33.7 million PUCT Final Order impact, for the third quarter of 2016, retail non-fuel base revenues decreased $1.2 million, or 0.6%, compared to the third quarter of 2015. This decrease was primarily due to decreased revenues from large commercial and industrial customers of $1.9 million, due to a 6.2% decrease in kWh sales, due primarily to reduced demand by the steel manufacturing industry, and an interruptible rate surcharge to a large customer in 2015. Retail non-fuel base revenues from residential customers decreased $0.4 million, reflecting a 1.0% decrease in kWh sales. In addition, the negative effect on overall kWh sales due to milder weather during the third quarter of 2016 compared to the third quarter of 2015 more than offset the positive effect on kWh sales due to customer growth of 1.5% and the increase in rates in New Mexico. This reduction was partially offset by an increase of $0.9 million in retail non-fuel base revenues from small commercial and industrial customers, resulting from a 1.9% increase in the average number of customers. Retail non-fuel base revenues from sales to public authorities for the third quarter of 2016 increased $0.2 million when compared to the third quarter of 2015 resulting from a 0.7% increase in the average number of customers.
Excluding the $33.7 million PUCT Final Order impact, for the nine months ended September 30, 2016, retail non-fuel base revenues increased $2.9 million, or 0.6%, compared to the nine months ended September 30, 2015. This increase was primarily due to increased revenues from residential customers of $3.6 million due to a 1.6% increase in kWh sales and increased revenues from small commercial and industrial customers of $1.9 million due to a 0.7% increase in kWh sales. Increased kWh sales from residential customers and small commercial and industrial customers were driven by a 1.5% increase in the average number of customers, offset in part by milder weather during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Retail non-fuel base revenues from large commercial and industrial customers decreased $2.5 million during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 due to a 4.1% decrease in kWh sales, due primarily to reduced demand by the steel manufacturing industry, and an interruptible rate surcharge to a large customer in 2015. Retail non-fuel base revenues from sales to public authorities during the nine months ended September 30, 2016 remained relatively unchanged when compared to the nine months ended September 30, 2015.
Excluding the $33.7 million PUCT Final Order impact, for the twelve months ended September 30, 2016, retail non-fuel base revenues increased $4.3 million, or 0.8%, when compared to the twelve months ended September 30, 2015. This increase was primarily due to increased revenues from residential customers of $5.1 million due to a 1.8% increase in kWh sales, and increased revenues from small commercial and industrial customers of $2.1 million due to a 0.6% increase in kWh sales. Increased kWh sales from residential customers and small commercial and industrial customers were driven by a 1.5% increase in the average number of customers, offset in part by milder weather. Retail non-fuel base revenues from large commercial and industrial customers decreased $2.5 million during the twelve months ended September 30, 2016 compared to the twelve months ended September 30, 2015, due to a 3.9% decrease in kWh sales, due primarily to reduced demand by the steel manufacturing industry, and an interruptible rate surcharge to a large customer in 2015.
Fuel revenues. Fuel revenues consist of (i) revenues collected from customers under fuel recovery mechanisms approved by the state commissions and the FERC, (ii) deferred fuel revenues which are comprised of the difference between fuel costs and fuel revenues collected from customers, and (iii) prior to July 1, 2016, fuel costs recovered in base rates in New Mexico. In New Mexico and with our sales for resale customer, the fuel adjustment clause allows us to recover under-recoveries or refund over-recoveries of current fuel costs above the amount recovered in base rates with a two-month lag. In Texas, fuel costs are recovered through a fixed fuel factor. We can seek to revise our fixed fuel factor based upon an approved formula at least four months after our last revision except in the month of December. In addition, if we materially over-recover fuel costs, we must seek to refund the over-recovery, and if we materially under-recover fuel costs, we may seek a surcharge to recover those costs. Fuel over- and under-recoveries are defined as material when they exceed 4% of the previous twelve months' fuel costs.
In the three, nine, and twelve months ended September 30, 2016, we under-recovered our fuel costs by $9.8 million, $11.8 million, and $9.4 million, respectively. On April 15, 2015, we filed a request, which was assigned PUCT Docket No. 44633, to reduce our fixed fuel factor by approximately 24% to reflect an expected reduction in fuel expense. The over-recovered balance was below the materiality threshold. The reduction in the fixed fuel factor was effective on an interim basis on May 1, 2015, and was approved by the PUCT on May 20, 2015. In March 2015 and March 2016, $5.8 million and $1.6 million, respectively, were credited to customers through the applicable fuel adjustment clauses as the result of a reimbursement from the DOE related to spent nuclear fuel storage. At September 30, 2016, we had a net fuel under-recovery balance of $7.7 million, including an under-recovery of $8.9 million in Texas and an under-recovery of $0.1 million for our FERC regulated customer, offset by an over-recovery of $1.3 million in New Mexico.
Off-system sales. Off-system sales are wholesale sales into markets outside our service territory. Off-system sales are primarily made in off-peak periods when we have competitive generation capacity available after meeting our regulated service obligations. We have shared 100% of margins on non-arbitrage sales (as defined by the settlement in PUCT Docket No. 41852) and 50% of margins on arbitrage sales with our Texas customers since April 1, 2014. For the period April 1, 2014 through June 30, 2015, our total share of margins assignable to the Texas retail jurisdiction, on arbitrage and non-arbitrage off-system sales, could not exceed 10% of the total margins assignable to the Texas retail jurisdiction on all off-system sales. We are currently sharing 90% of off-system sales margins with our New Mexico customers, and 25% of our off-system sales margins with our sales for resale customer under the terms of their contract. Palo Verde's availability is an important factor in realizing these off-system sales margins.

Off-system sales revenues decreased $8.0 million, or 38.2%, for the three months ended September 30, 2016, when compared to the three months ended September 30, 2015, as a result of a 40.7% decrease in kWh sales, partially offset by higher average market prices for power. Off-system sales revenues decreased $17.1 million, or 33.7%, for the nine months ended September 30, 2016, when compared to the nine months ended September 30, 2015, as a result of lower average market prices for power and a 24.1% decrease in kWh sales. Off-system sales revenues decreased $23.4 million, or 33.0%, for the twelve months ended September 30, 2016, when compared to the twelve months ended September 30, 2015, as a result of lower average market prices for power and a 19.1% decrease in kWh sales. Retained margins from off-system sales remained relatively unchanged for the three, nine and twelve months ended September 30, 2016, compared to the same periods for the months ended September 30, 2015.

Comparisons of kWh sales and operating revenues are shown below (in thousands):
			Increase (Decrease)
Quarter Ended September 30:	2016	2015	Amount	Percent
kWh sales:
Retail:
Residential	990,989	1,000,997	(10,008)	(1.0)%
Commercial and industrial, small	715,678	718,897	(3,219)	(0.4)
Commercial and industrial, large	253,591	270,240	(16,649)	(6.2)
Sales to public authorities	448,355	459,212	(10,857)	(2.4)
Total retail sales	2,408,613	2,449,346	(40,733)	(1.7)
Wholesale:
Sales for resale	19,861	22,126	(2,265)	(10.2)
Off-system sales	422,245	711,934	(289,689)	(40.7)
Total wholesale sales	442,106	734,060	(291,954)	(39.8)
Total kWh sales	2,850,719	3,183,406	(332,687)	(10.5)
Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$113,596	$90,803	$22,793	25.1%
Commercial and industrial, small	67,810	62,966	4,844	7.7
Commercial and industrial, large	13,037	13,327	(290)	(2.2)
Sales to public authorities	34,785	29,588	5,197	17.6
Total retail non-fuel base revenues (1)	229,228	196,684	32,544	16.5
Wholesale:
Sales for resale	791	936	(145)	(15.5)
Total non-fuel base revenues	230,019	197,620	32,399	16.4
Fuel revenues:
Recovered from customers during the period	58,614	39,614	19,000	48.0
Under (over) collection of fuel	9,775	(101)	9,876	—
New Mexico fuel in base rates	451	23,215	(22,764)	(98.1)
Total fuel revenues (2)	68,840	62,728	6,112	9.7
Off-system sales:
Fuel cost	12,289	17,920	(5,631)	(31.4)
Shared margins	273	2,446	(2,173)	(88.8)
Retained margins	287	435	(148)	(34.0)
Total off-system sales	12,849	20,801	(7,952)	(38.2)
Other (3) (4)	11,517	8,564	2,953	34.5
Total operating revenues	$323,225	$289,713	$33,512	11.6
Average number of retail customers (5):
Residential	362,992	357,913	5,079	1.4%
Commercial and industrial, small	41,121	40,368	753	1.9
Commercial and industrial, large	49	49	—	—
Sales to public authorities	5,279	5,240	39	0.7
Total	409,441	403,570	5,871	1.5
________________________________________

(1)	Includes $33.7 million increase resulting from the PUCT Final Order.

(2)	Includes deregulated Palo Verde Unit 3 revenues for the New Mexico jurisdiction of $2.6 million and $2.5 million in 2016 and
2015, respectively.

(3)	Includes an Energy Efficiency Bonus of $0.5 million in 2016.

(4)	Represents revenues with no related kWh sales and includes $1.1 million increase resulting from the PUCT Final Order.

(5)	The number of retail customers is based on the number of service locations.

Comparisons of kWh sales and operating revenues are shown below (in thousands):
			Increase (Decrease)
Nine Months Ended September 30:	2016	2015	Amount	Percent
kWh sales:
Retail:
Residential	2,239,109	2,203,590	35,519	1.6%
Commercial and industrial, small	1,849,618	1,835,931	13,687	0.7
Commercial and industrial, large	769,425	802,182	(32,757)	(4.1)
Sales to public authorities	1,199,867	1,222,187	(22,320)	(1.8)
Total retail sales	6,058,019	6,063,890	(5,871)	(0.1)
Wholesale:
Sales for resale	52,370	54,575	(2,205)	(4.0)
Off-system sales	1,451,719	1,913,215	(461,496)	(24.1)
Total wholesale sales	1,504,089	1,967,790	(463,701)	(23.6)
Total kWh sales	7,562,108	8,031,680	(469,572)	(5.8)
Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$224,018	$197,165	$26,853	13.6%
Commercial and industrial, small	154,657	148,800	5,857	3.9
Commercial and industrial, large	30,619	31,455	(836)	(2.7)
Sales to public authorities	76,857	72,163	4,694	6.5
Total retail non-fuel base revenues (1)	486,151	449,583	36,568	8.1
Wholesale:
Sales for resale	1,986	2,065	(79)	(3.8)
Total non-fuel base revenues	488,137	451,648	36,489	8.1
Fuel revenues:
Recovered from customers during the period	107,367	102,985	4,382	4.3
Under (over) collection of fuel (2)	11,768	(10,933)	22,701	—
New Mexico fuel in base rates	33,279	55,765	(22,486)	(40.3)
Total fuel revenues (3)	152,414	147,817	4,597	3.1
Off-system sales:
Fuel cost	29,179	41,204	(12,025)	(29.2)
Shared margins	3,680	8,698	(5,018)	(57.7)
Retained margins	860	955	(95)	(9.9)
Total off-system sales	33,719	50,857	(17,138)	(33.7)
Other (4) (5)	24,629	22,645	1,984	8.8
Total operating revenues	$698,899	$672,967	$25,932	3.9
Average number of retail customers (6):
Residential	361,617	356,388	5,229	1.5%
Commercial and industrial, small	40,830	40,207	623	1.5
Commercial and industrial, large	49	49	—	—
Sales to public authorities	5,309	5,243	66	1.3
Total	407,805	401,887	5,918	1.5
  ________________________________________

(1)	Includes $33.7 million increase resulting from the PUCT Final Order.

(2)	Includes the portion of DOE refunds related to spent fuel storage of $1.6 million and $5.8 million in 2016 and 2015, respectively, that were credited to customers through the applicable fuel adjustment clauses.

(3)	Includes deregulated Palo Verde Unit 3 revenues for the New Mexico jurisdiction of $6.6 million and $7.5 million in 2016 and
2015, respectively.

(4)	Includes an Energy Efficiency Bonus of $0.5 million in 2016.

(5)	Represents revenues with no related kWh sales and includes $1.1 million increase resulting from the PUCT Final Order.

(6)	The number of retail customers is based on the number of service locations.

Comparisons of kWh sales and operating revenues are shown below (in thousands):
			Increase (Decrease)
Twelve Months Ended September 30:	2016	2015	Amount	Percent
kWh sales:
Retail:
Residential	2,806,657	2,756,567	50,090	1.8%
Commercial and industrial, small	2,398,201	2,384,300	13,901	0.6
Commercial and industrial, large	1,029,905	1,071,766	(41,861)	(3.9)
Sales to public authorities	1,563,248	1,582,568	(19,320)	(1.2)
Total retail sales	7,798,011	7,795,201	2,810	—
Wholesale:
Sales for resale	61,142	64,373	(3,231)	(5.0)
Off-system sales	2,039,451	2,519,964	(480,513)	(19.1)
Total wholesale sales	2,100,593	2,584,337	(483,744)	(18.7)
Total kWh sales	9,898,604	10,379,538	(480,934)	(4.6)
Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$273,118	$244,818	$28,300	11.6%
Commercial and industrial, small	193,293	187,249	6,044	3.2
Commercial and industrial, large	39,575	40,474	(899)	(2.2)
Sales to public authorities	95,938	91,392	4,546	5.0
Total retail non-fuel base revenues (1)	601,924	563,933	37,991	6.7
Wholesale:
Sales for resale	2,376	2,443	(67)	(2.7)
Total non-fuel base revenues	604,300	566,376	37,924	6.7
Fuel revenues:
Recovered from customers during the period	132,147	137,930	(5,783)	(4.2)
Under (over) collection of fuel (2)	9,359	(9,046)	18,405	—
New Mexico fuel in base rates	49,643	71,736	(22,093)	(30.8)
Total fuel revenues (3)	191,149	200,620	(9,471)	(4.7)
Off-system sales:
Fuel cost	40,381	54,450	(14,069)	(25.8)
Shared margins	6,030	15,300	(9,270)	(60.6)
Retained margins	1,267	1,373	(106)	(7.7)
Total off-system sales	47,678	71,123	(23,445)	(33.0)
Other (4) (5)	32,674	31,411	1,263	4.0
Total operating revenues	$875,801	$869,530	$6,271	0.7
Average number of retail customers (6):
Residential	360,891	355,705	5,186	1.5%
Commercial and industrial, small	40,717	40,147	570	1.4
Commercial and industrial, large	49	50	(1)	(2.0)
Sales to public authorities	5,299	5,205	94	1.8
Total	406,956	401,107	5,849	1.5

________________________________________

(1)	Includes $33.7 million increase resulting from the PUCT Final Order.

(2)	Includes the portion of DOE refunds related to spent fuel storage of $1.6 million and $5.8 million in 2016 and 2015, respectively, that were credited to customers through the applicable fuel adjustment clauses.

(3)	Includes deregulated Palo Verde Unit 3 revenues for the New Mexico jurisdiction of $8.8 million and $10.6 million in 2016 and
2015, respectively.

(4)	Includes an Energy Efficiency Bonus of $1.8 million and $2.0 million in 2016 and 2015, respectively.

(5)	Represents revenues with no related kWh sales and includes $1.1 million increase resulting from the PUCT Final Order.

(6)	The number of retail customers presented is based on the number of service locations.

Energy expenses
Our sources of energy include electricity generated from our nuclear, natural gas and coal generating plants and purchased power. After adding the new natural gas generating units (MPS Units 1 and 2) in March 2015 and (MPS Units 3 and 4) in May 2016 and September 2016, respectively, into the Company's system generation resources, Palo Verde represents approximately 28% of our net dependable generating capacity and approximately 54%, 57%, and 57% of our Company-generated energy for the three, nine, and twelve months ended September 30, 2016, respectively. Fluctuations in the price of natural gas, which also is the primary factor influencing the price of purchased power, have had a significant impact on our cost of energy.
Energy expenses decreased $1.5 million or 1.9% for the three months ended September 30, 2016, when compared to the three months ended September 30, 2015, primarily due to (i) decreased coal costs of $2.9 million as a result of the sale of our interest in Four Corners, a coal-fired generation station, on July 6, 2016, (ii) decreased natural gas costs of $2.0 million due to a 17.5% decrease in generation partially offset by a 15.8% increase in the average price of natural gas, and (iii) decreased nuclear costs of $1.5 million due to a 12.0% decrease in the cost of nuclear fuel consumed and a 4.5% decrease in generation. These decreases in energy expenses were partially offset by increased total purchased power costs of $4.9 million due to an 18.9% increase in the MWhs purchased and a 5.4% increase in the average price of total purchased power.

	Three Months Ended September 30,
	2016				2015
Fuel Type	Cost		MWh	Cost per MWh	Cost	MWh	Cost per MWh
	(in thousands)				(in thousands)
Natural gas	$43,059		1,115,188	$38.61	$45,064	1,351,775	$33.34
Coal	418	(a)	12,109	34.52	3,372	162,771	20.72
Nuclear	10,878		1,312,350	8.29	12,362	1,374,274	9.00
Company-generated	54,355		2,439,647	22.28	60,798	2,888,820	21.05
Purchased power:
Photovoltaic	6,243		78,412	79.62	6,208	77,104	80.51
Other	18,216		514,456	35.41	13,312	421,571	31.58
Total purchased power	24,459		592,868	41.26	19,520	498,675	39.14
Total energy	$78,814		3,032,515	25.99	$80,318	3,387,495	23.71
_______________
(a) The sale of our interest in Four Corners, a coal-fired generation station, was closed on July 6, 2016.
Energy expenses decreased $11.2 million, or 5.9% for the nine months ended September 30, 2016, when compared to the nine months ended September 30, 2015, primarily due to (i) decreased natural gas costs of $15.6 million due to a 6.2% decrease in the average price of natural gas and an 8.6% decrease in generation and (ii) decreased coal costs of $4.1 million as a result of the sale of our interest in Four Corners, a coal-fired generation station, on July 6, 2016. These decreases in energy expenses were partially offset by (i) increased total purchased power costs of $5.3 million due to a 13.6% increase in MWhs purchased and (ii) increased nuclear fuel expenses of $3.2 million related to a $4.6 million reduction in the DOE refund for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

	Nine Months Ended September 30,
	2016				2015
Fuel Type	Cost		MWh	Cost per MWh	Cost		MWh	Cost per MWh
	(in thousands)				(in thousands)
Natural gas	$93,582		2,785,057	$33.60	$109,161		3,046,330	$35.83
Coal	5,946	(a)	175,258	33.93	10,088		473,416	21.31
Nuclear	32,289	(b)	3,858,306	8.83	29,091	(b)	3,940,370	9.01
Company-generated	131,817		6,818,621	19.59	148,340		7,460,116	20.74
Purchased power:
Photovoltaic	18,938		234,941	80.61	18,137		223,818	81.03
Other	28,777		958,942	30.01	24,300		827,478	29.37
Total purchased power	47,715		1,193,883	39.97	42,437		1,051,296	40.37
Total energy	$179,532		8,012,504	22.63	$190,777		8,511,412	23.16
_______________
(a) The sale of our interest in Four Corners, a coal-fired generation station, was closed on July 6, 2016.
(b) Costs includes a DOE refund related to spent fuel storage of $1.8 million and $6.4 million recorded in March 2016 and 2015, respectively. Cost per MWh excludes these refunds.
Energy expenses decreased $30.0 million, or 11.5% for the twelve months ended September 30, 2016, when compared to the twelve months ended September 30, 2015, primarily due to decreased natural gas costs of $35.4 million due to a 14.1% decrease in the average price of natural gas and a 10.3% decrease in generation. The decrease in energy expenses was partially offset by increased purchased power costs of $5.7 million due to an 18.6% increase in MWhs purchased offset in part by a 6.6% decrease in the average price of total purchased power for the twelve months ended September 30, 2016 compared to the twelve months ended September, 30 2015.

	Twelve Months Ended September 30,
	2016				2015
Fuel Type	Cost		MWh	Cost per MWh	Cost		MWh	Cost per MWh
	(in thousands)				(in thousands)
Natural gas	$118,782		3,529,386	$33.66	$154,164		3,935,832	$39.17
Coal	9,771	(a)	359,586	27.17	13,454		632,779	21.26
Nuclear	43,324	(b)	5,054,622	8.92	39,946	(b)	5,120,972	8.98
Total	171,877		8,943,594	19.42	207,564		9,689,583	22.04
Purchased power:
Photovoltaic	23,296		288,364	80.79	22,668		277,759	81.61
Other	35,527		1,245,169	28.53	30,459		1,015,672	29.99
Total purchased power	58,823		1,533,533	38.36	53,127		1,293,431	41.07
Total energy	$230,700		10,477,127	22.19	$260,691		10,983,014	24.29
_____________
(a) The sale of our interest in Four Corners, coal-fired generation station, was closed on July 6, 2016.
(b) Costs includes a DOE refund related to spent fuel storage of $1.8 million and $6.4 million recorded in March 2016 and 2015, respectively. Cost per MWh excludes these refunds.
Other operations expense
Other operations expense decreased $1.0 million, or 1.5% for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, primarily due to decreased operation expenses at the Palo Verde generating plant of $0.8 million.
Other operations expense increased $1.0 million, or 0.5% for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, primarily due to (i) increased regulatory expense of $1.2 million primarily related to certain of the 2015 New Mexico and Texas rate case costs being expensed and (ii) increased transmission and distribution operations expense of $0.6 million. These increases were partially offset by a $0.9 million decrease in benefit costs due to a change in actuarial assumptions used to calculate our pension and other post-retirement benefit plans partially offset by an increase in medical claims and other employee benefits.
Other operations expense increased $2.4 million, or 1.0% for the twelve months ended September 30, 2016, compared to the twelve months ended September 30, 2015, primarily due to (i) increased administrative and general payroll costs and employee incentive compensation of $3.1 million and (ii) increased regulatory expense of $1.7 million related to certain of the 2015 New Mexico and Texas rate case costs being expensed. These increases were partially offset by (i) decreased operation expenses at the Palo Verde generating plant of $1.1 million, (ii) decreased operation expenses at Four Corners of $0.6 million, and (iii) a general decrease in operating activities at the Company's other facilities.
Maintenance expense
Maintenance expense decreased $0.3 million, or 2.0% for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, primarily due to a decrease in the level of maintenance at Four Corners partially offset by an increase in the level of maintenance at the Rio Grande and Newman generating plants.
Maintenance expense increased $2.2 million, or 4.5% for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, primarily due to an increase in the level of maintenance at Newman Unit 7, Rio Grande Unit 7 and Four Corners generating plants partially offset by a decrease in maintenance at Newman Units 5 and 2.
Maintenance expense decreased $2.3 million, or 3.3% for the twelve months ended September 30, 2016, compared to the twelve months ended September 30, 2015, primarily due to (i) a decrease in the level of maintenance at the Newman and Four Corners generating plants and (ii) a decrease in transmission and distribution maintenance expenses. These decreases were partially offset by an increase in maintenance at the Rio Grande generating plant.
Depreciation and amortization expense
Depreciation and amortization expense decreased $6.4 million or 28.7% for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, primarily due to a $7.4 million reduction approved by the PUCT and $0.3 million reduction approved by the NMPRC in their final orders. The decrease was partially offset by an increase in depreciation due to an increase in plant, including MPS Units 3 and 4 which were placed in service in May and September 2016, respectively.
Depreciation and amortization expense decreased $4.0 million or 5.9% and $2.2 million or 2.5% for the nine and twelve months ended September 30, 2016, respectively, compared to the nine and twelve months ended September 30, 2015, primarily due to a $7.4 million reduction approved by the PUCT and $0.3 million reduction approved by the NMPRC in their final orders and the change in the estimated life of certain intangible software assets. These decreases were partially offset by increased depreciation and amortization related to an increase in plant, primarily due to MPS Units 1 and 2 and the EOC being placed in service in March 2015 and MPS Units 3 and 4 being placed in service in May and September 2016, respectively.
Taxes other than income taxes
Taxes other than income taxes for the three months ended September 30, 2016, increased $0.9 million, or 4.7% compared to the three months ended September 30, 2015 primarily due to increased billed revenues in Texas. Taxes other than income taxes for the nine months ended September 30, 2016, increased $1.5 million, or 3.0% compared to the nine months ended September 30, 2015 primarily due to increased property tax rates and valuations in Texas as a result of MPS Units 1 and 2 and the EOC being placed in service during the first quarter of 2015 and increased billed revenues in Texas. These increases were partially offset by decreased property taxes in Arizona due to decreased property values. Taxes other than income taxes for the twelve months ended September 30, 2016, increased $2.5 million, or 4.0% compared to the twelve months ended September 30, 2015, primarily due to increased property tax rates and valuations in Texas as a result of MPS Units 1 and 2 and the EOC being placed in service during the first quarter of 2015 and increased billed revenues in Texas.
Other income (deductions)
Other income (deductions) decreased $3.5 million, or 45.8% for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, primarily due to (i) decreased investment and interest income due to lower realized gains in our decommissioning trust funds in 2016 and (ii) decreased allowance for equity funds used during construction ("AEFUDC") due to lower balances of CWIP, primarily due to MPS Units 3 and 4 being placed in service in May and September 2016, respectively, and a reduction in the AEFUDC accrual rate.
Other income (deductions) decreased $5.2 million, or 26.2% for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, primarily due to (i) decreased AEFUDC due to lower average balances of CWIP primarily due to MPS Units 1 and 2 and the EOC being placed in service in March 2015, partially offset by AEFUDC earned on construction costs related to MPS Units 3 and 4 in 2016, and a reduction in the AEFUDC accrual rate and (ii) decreased investment and interest income due to lower realized gains in our decommissioning trust funds in 2016.
Other income (deductions) decreased $8.4 million, or 28.7% for the twelve months ended September 30, 2016, compared to the twelve months ended September 30, 2015, primarily due to (i) decreased AEFUDC resulting from lower averages balances of CWIP and a reduction in the AEFUDC accrual rate, and (ii) decreased investment and interest income due to lower realized gains in our decommissioning trust funds in 2016.
Interest charges (credits)
Interest charges (credits) increased by $1.9 million, or 13.2% for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, primarily due to increased interest expense on the $150 million of 5.00% Senior Notes due 2044 issued in March 2016.
Interest charges (credits) increased by $5.2 million, or 12.5% for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, primarily due to (i) increased interest expense on the $150 million of 5.00% Senior Notes due 2044 issued in March 2016 and (ii) decreased allowance for ABFUDC as a result of lower average balances of CWIP and a reduction in the ABFUDC accrual rate.
Interest charges (credits) increased by $7.4 million, or 14.0%, for the twelve months ended September 30, 2016, compared to the twelve months ended September 30, 2015, primarily due to (i) interest expense on the $150 million of 5.00% Senior Notes due 2044 issued in March 2016 and December 2014 and (ii) decreased allowance for ABFUDC as a result of lower average balances of CWIP and a reduction in the ABFUDC accrual rate.
Income tax expense
Income tax expense increased $18.5 million, or 75.3%, $16.3 million, or 46.6%, and $14.0 million, or 37.4% for the three, nine and twelve months ended September 30, 2016, respectively compared to the three, nine and twelve months ended September 30, 2015, primarily due to increases in pre-tax income, increases in state income taxes due to normalization as discussed in Note F of the Notes to Financial Statements, decreases in the domestic production activities deduction, decreases in AEFUDC and decreases in decommissioning trust income which is taxed at a lower rate.
New Accounting Standards
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, Interest - Imputation of Interest (Topic 715) to simplify the presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30), to provide further clarification to ASU 2015-03 as it relates to the presentation and subsequent measurement of debt issuance costs associated with line of credit arrangements. We implemented ASU 2015-03 and ASU 2015-15 in the first quarter of 2016, retrospectively to all prior periods presented in our Balance Sheet. The implementation of ASU 2015-03 did not have an impact on our results of operations.
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes to simplify the presentation of deferred income taxes. ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 can be applied prospectively or retrospectively and is effective for financial statements issued for annual periods beginning after December 15, 2016 and interim periods within those annual periods and early adoption is permitted. We elected to early adopt ASU 2015-17 retrospectively in the first quarter of 2016 in our Balance Sheet. The implementation of ASU 2015-17 did not have an impact on our results of operations.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requiring qualitative and quantitative disclosures on leasing agreements. ASU 2016-02 maintains a distinction between finance leases and operating leases similar to the distinction under previous leases guidance for capital leases and operating leases. The impact of leases reported in our results of operations and statement of cash flows are expected to be similar to previous GAAP. ASU 2016-02 requires the recognition in the statement of financial position, by the lessee, of a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. How leases are recorded in regard to financial position represents a significant change from previous GAAP. The lessee is permitted to make an accounting policy election to not recognize lease assets and lease liabilities for short-term leases. Implementation of the standard for public companies will be required for annual reporting periods beginning after December 15, 2018 and interim periods within that reporting period. Early adoption of ASU 2016-02 is permitted for all entities. Adoption of the new lease accounting standard will require us to apply the new standard to the earliest period using a modified retrospective approach. We are currently assessing the future impact of this ASU.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments to reduce diversity in practice in how certain cash receipts and cash payments are classified in the statement of cash flows. The new guidance addresses the following classification issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon bonds; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. For public business entities, the provisions of ASU 2016-15 are effective for fiscal years and interim periods within that reporting period beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. If an entity elects early adoption of ASU 2016-15 in an interim period, adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. ASU 2016-15 will be applied using a retrospective transition method to each period presented. If it is impracticable to apply ASU 2016-15 retrospectively for some of the issues, the amendments for those issues may be applied prospectively as of the earliest date practicable. We are currently assessing the future impact of this ASU.
Inflation
For the last several years, inflation has been relatively low and, therefore, has had minimal impact on our results of operations and financial condition.

Liquidity and Capital Resources
In March 2016, we issued $150 million in aggregate principal amount of 5.00% Senior Notes due December 1, 2044 to repay outstanding short-term borrowings on our Revolving Credit Facility ("RCF") used for working capital and general corporate purposes, which may include funding capital expenditures. We continue to maintain a strong balance of common stock equity in our capital structure which supports our bond ratings, allowing us to obtain financing from the capital markets at a reasonable cost. At September 30, 2016, our capital structure, including common stock, long-term debt, current maturities of long-term debt, and short-term borrowings under the RCF, consisted of 44.6% common stock equity and 55.4% debt. At September 30, 2016, we had a balance of $10.0 million in cash and cash equivalents. Based on current projections, we believe that we will have adequate liquidity through our current cash balances, cash from operations, and available borrowings under our RCF to meet all of our anticipated cash requirements for the next 12 months including the upcoming maturities of long term debt.
Our principal liquidity requirements in the near-term are expected to consist of capital expenditures to expand and support electric service obligations, expenditures for nuclear fuel inventory, interest payments on our indebtedness, cash dividend payments, operating expenses including fuel costs, maintenance costs and taxes, payment of our $50.0 million Series B 4.47% Senior Note which matures in August 2017 and $33.3 million 2012 Series A 1.875% Pollution Control Bonds which are subject to mandatory tender for purchase in September 2017.
Capital Requirements. During the nine months ended September 30, 2016, our capital requirements primarily consisted of expenditures for the construction and purchase of electric utility plant, cash dividend payments, and purchases of nuclear fuel. Projected utility construction expenditures are to add new generation, expand and update our transmission and distribution systems, and make capital improvements and replacements at Palo Verde and other generating facilities. MPS Units 1 and 2, the first two (of four) natural gas-fired 88 MW simple-cycle aeroderivative combustion turbines, were completed and placed in service during the first quarter of 2015. The total cost for these two units and the related common facilities and transmission systems, including AFUDC, was approximately $226 million. On May 3, 2016 and September 15, 2016, we placed into commercial operation MPS Units 3 and 4, respectively, and the related common facilities and transmission systems at a cost of approximately $152.8 million for the two units. Estimated cash construction expenditures in 2016 for all capital projects are approximately $233 million. Cash capital expenditures for new electric plant were $168.8 million in the nine months ended September 30, 2016 compared to $211.5 million in the nine months ended September 30, 2015. Capital requirements for purchases of nuclear fuel were $29.9 million for the nine months ended September 30, 2016 compared to $30.5 million for the nine months ended September 30, 2015.
On September 30, 2016, we paid a quarterly cash dividend of $0.31 per share, or $12.5 million, to shareholders of record as of the close of business on September 14, 2016. We paid a total of $37.0 million in cash dividends during the nine months ended September 30, 2016. At the current payout rate, we would expect to pay total cash dividends of approximately $49.6 million during 2016. In addition, while we do not currently anticipate repurchasing shares of our common stock in 2016, we may repurchase shares of our common stock in the future. Under our repurchase program, purchases can be made at open market prices or in private transactions, and repurchased shares are available for issuance under employee benefit and stock incentive plans, or may be retired. No shares of common stock were repurchased during the nine months ended September 30, 2016. As of September 30, 2016, a total of 393,816 shares remain eligible for repurchase under the program.
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
We continually evaluate our funding requirements related to our retirement plans, other post-retirement benefit plans, and decommissioning trust funds. During the nine months ended September 30, 2016, we contributed $8.8 million and $1.6 million to our retirement plans and other post-retirement benefits plan, respectively, and $3.4 million to our decommissioning trust funds. We are in compliance with the funding requirements of the federal government for our benefit plans. In addition, with respect to our nuclear plant decommissioning trust, we are in compliance with the funding requirements of the federal law and the ANPP Participation Agreement. We will continue to review our funding for these plans in order to meet our future obligations.
In 2010, the Company and Rio Grande Resources Trust (“RGRT”), a Texas grantor trust through which we finance our portion of fuel for Palo Verde, entered into a note purchase agreement with various institutional purchasers. Under the terms of the agreement, RGRT sold to the purchasers $110.0 million aggregate principal amount of senior notes. In August 2015, $15.0 million of these senior notes matured and were paid with borrowings from the RCF. In August 2016, $50.0 million of these senior notes were reclassed to current maturities of long-term debt on our Balance Sheet as these will mature in August 2017.

Capital Resources. Cash provided by operations, $176.8 million for the nine months ended September 30, 2016 and $176.4 million for the nine months ended September 30, 2015, is a significant source for funding capital requirements. The primary factors affecting the change in cash flows from operations were increases resulting from increased revenues due to the PUCT and the NMPRC rate orders and increases in accounts payable, and deferred income taxes. Offsetting the increases in cash flows from operations were increases in net under-collection of fuel revenues, deferred charges and credits and accounts receivable. Cash from operations has been impacted by the timing of the recovery of fuel costs through fuel recovery mechanisms in Texas and New Mexico, and our sales for resale customer. We recover actual fuel costs from customers through fuel adjustment mechanisms in Texas and New Mexico, and from our sales for resale customer. We record deferred fuel revenues for the under-recovery or over-recovery of fuel costs until they can be recovered from or refunded to customers. In Texas, fuel costs are recovered through a fixed fuel factor. We can seek to revise our fixed fuel factor at least four months after our last revision except in the month of December based upon our approved formula which allows us to adjust fuel rates to reflect changes in costs of natural gas. We are required to request to refund fuel costs in any month when the over-recovery balance exceeds a threshold material amount and we expect fuel costs to continue to be materially over-recovered. We are permitted to seek to surcharge fuel under-recoveries in any month the balance exceeds a threshold material amount that we expect fuel cost recovery to continue to be materially under-recovered. Fuel over and under-recoveries are considered material when they exceed 4% of the previous twelve months' fuel costs. On May 1, 2015, we reduced our fixed fuel factor charged to our Texas retail customers by approximately 24% to reflect reduced fuel expense. During the nine months ended September 30, 2016, we had an under-recovery of fuel costs of $11.8 million compared to an over-recovery of fuel costs of $10.9 million during the nine months ended September 30, 2015. At September 30, 2016, we had a net fuel under-recovery balance of $7.7 million, including an under-recovery of $8.9 million in Texas and an under-recovery of $0.1 million in the FERC jurisdiction, offset by an over-recovery of $1.3 million in New Mexico.
We maintain a RCF for working capital and general corporate purposes and the financing of nuclear fuel through the RGRT. The RGRT, the trust through which we finance our portion of nuclear fuel for Palo Verde, is consolidated in our financial statements. On January 14, 2014, we amended and extended our $300 million RCF, which includes an option to expand the size to $400 million, upon the satisfaction of certain conditions including obtaining commitments from lenders or third party financial institutions. The amended facility extends the maturity from September 2016 to January 2019. In addition, we may extend the January 2019 maturity, subject to lenders' approval, by two additional one year periods. The total amount borrowed for nuclear fuel by RGRT, excluding debt issuance costs, was $131.2 million at September 30, 2016, of which $36.2 million had been borrowed under the RCF, and $95.0 million was borrowed through senior notes. As of September 30, 2016, the amount available for borrowing under our $300 million RCF is $244.3 million. At September 30, 2015, the total amounts borrowed for nuclear fuel by RGRT, excluding debt issuance costs, were $128.7 million of which $33.7 million had been borrowed under the RCF and $95.0 million was borrowed through senior notes. Interest costs on borrowings to finance nuclear fuel are accumulated by RGRT and charged to us as fuel is consumed and recovered from customers through fuel recovery charges. RCF outstanding balances for working capital and general corporate purposes, which may include funding capital expenditures, were $19.0 million and $85.0 million at September 30, 2016 and 2015, respectively.
We received approval from the NMPRC on October 7, 2015 and from the FERC on October 19, 2015, to issue up to $310 million in new long-term debt and to guarantee the issuance of up to $65 million of new debt by the RGRT to finance future purchases of nuclear fuel and to refinance existing nuclear fuel debt obligations. We also requested approval from the FERC to continue to utilize our existing RCF without change from the FERC’s previously approved authorization. The FERC authorization is effective from November 15, 2015 through November 15, 2017. The approvals granted in these cases supersede prior approvals. Under this authorization, on March 24, 2016, the Company issued $150 million in aggregate principal amount of 5.00% Senior Notes due December 1, 2044. The proceeds from the issuance of these senior notes, after deducting the underwriters' commission, were $158.1 million. These proceeds included accrued interest of $2.4 million and a $7.1 million premium before expenses. The effective interest rate is approximately 4.77%. The net proceeds from the sale of these senior notes were used to repay outstanding short-term borrowings under the RCF. These senior notes constitute an additional issuance of the Company’s 5.00% Senior Notes due 2044, of which $150 million was previously issued on December 1, 2014, for a total principal amount outstanding of $300 million.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk due to changes in interest rates, equity prices and commodity prices. See our 2015 Form 10-K, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," for a complete discussion of the market risks we face and our market risk sensitive assets and liabilities. As of September 30, 2016, there have been no material changes in the market risks we face or the fair values of assets and liabilities disclosed in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in our 2015 Form 10-K Annual Report.

Item 4.	Controls and Procedures
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of September 30, 2016, our disclosure controls and procedures are effective.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15, that occurred during the quarter ended September 30, 2016, that materially affected, or that were reasonably likely to materially affect, our internal control over financial reporting.

`PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We hereby incorporate by reference the information set forth in Part I of this report under Notes C and H of the Notes to Financial Statements.

Item 1A.	Risk Factors
Our 2015 Form 10-K includes a detailed discussion of our risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (Including Commissions)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2016	—	$—	—	393,816
August 1 to August 31, 2016	144	47.68	—	393,816
September 1 to September 30, 2016	—	—	—	393,816
_____________________
(a) Represents shares of common stock delivered to us as payment of withholding taxes due upon the vesting of restricted stock held by our employees, not considered part of the 2011 Plan.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information
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
Nathan T. Hirschi
Senior Vice President - Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)
Dated: November 4, 2016

EL PASO ELECTRIC COMPANY
INDEX TO EXHIBITS

Exhibit Number	Exhibit

10.01
Amendment Agreement dated July 6, 2016 to Purchase and Sale Agreement dated February 17, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-14206) filed with the SEC on July 7, 2016).

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

