Form 10-K
period 2016-12-31
EL PASO ELECTRIC CO /TX/
filed 2017-02-24
CIK 31978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
As of June 30, 2016, the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,883,999,218 (based on the closing price as quoted on the New York Stock Exchange on that date).
As of January 31, 2017, there were 40,557,679 shares of the Company’s no par value common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2017 annual meeting of its shareholders are incorporated by reference into Part III of this report.

DEFINITIONS
The following abbreviations, acronyms or defined terms used in this report are defined below:

Abbreviations, Acronyms or Defined Terms	Terms

ANPP Participation Agreement	Arizona Nuclear Power Project Participation Agreement dated August 23, 1973, as amended
APS	Arizona Public Service Company
ASU	Accounting Standards Update
Company	El Paso Electric Company
DOE	United States Department of Energy
El Paso	City of El Paso, Texas
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fort Bliss	Fort Bliss, the United States Army post next to El Paso, Texas
Four Corners	Four Corners Generating Station
GHG	Greenhouse gas
HAFB	Holloman Air Force Base
IRS	Internal Revenue Service
kV	Kilovolt(s)
kW	Kilowatt(s)
kWh	Kilowatt-hour(s)
Las Cruces	City of Las Cruces, New Mexico
MW	Megawatt(s)
MWh	Megawatt-hour(s)
NMPRC	New Mexico Public Regulation Commission
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

( i)

( ii)

FORWARD-LOOKING STATEMENTS
Certain matters discussed in this Annual Report on Form 10-K, other than statements of historical fact, are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements often include words like we "believe", "anticipate", "target", "project", "expect", "predict", "pro forma", "estimate", "intend", "will", "is designed to", "plan" and words of similar meaning, or are indicated by the Company's discussion of strategies or trends. Forward-looking statements describe the Company's future plans, objectives, expectations or goals. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurances can be given that these expectations will prove to be correct. Such statements address future events and conditions and include, but are not limited to:

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
These forward-looking statements are based on assumptions and analyses in light of the Company's experience and perception of historical trends, current conditions, expected future developments and other factors the Company believes were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Factors that would cause or contribute to such differences include, but are not limited to:

•	actions of the Company's regulators,

•	the Company's ability to fully and timely recover its costs and earn a reasonable rate of return on its invested capital through the rates that it is permitted to charge,

•	rates, cost recovery mechanisms and other regulatory matters including the ability to recover fuel costs on a timely basis,

•
the ability of the Company's operating partners to maintain plant operations and manage operation and maintenance costs at the Palo Verde Nuclear Generating Station ("Palo Verde"), including costs to comply with any new or expanded regulatory or environmental requirements,

•	reductions in output at generation plants operated by the Company,

•	the size of the Company's construction program and its ability to complete construction on budget and on time,

•	the Company's reliance on significant customers,

•	the credit worthiness of the Company's customers,

•	unscheduled outages of generating units including outages at Palo Verde,

•	changes in customers' demand for electricity as a result of energy efficiency initiatives and emerging competing services and technologies, including distributed generation,

•	individual customer groups, including distributed generation customers, may not pay their full cost of service, and other customers may or may not be required to pay the difference,

( iii)

•
changes in, and the assumptions used for, pension and other post-retirement and post-employment benefit liability calculations, as well as actual and assumed investment returns on pension plan and other post-retirement plan assets,

•
the impact of changing cost escalation and other assumptions on the Company's nuclear decommissioning liability for Palo Verde, as well as actual and assumed investment returns on decommissioning trust fund assets,

•	disruptions in the Company's transmission system, and in particular the lines that deliver power from its remote generating facilities,

•	electric utility deregulation or re-regulation,

•	regulated and competitive markets,

•	ongoing municipal, state and federal activities,

•	cuts in military spending or shutdowns of the federal government that reduce demand for the Company's services from military and governmental customers,

•	political, legislative, judicial and regulatory developments,

•	homeland security considerations, including those associated with the U.S./Mexico border region and the energy industry,

•	changes in environmental laws and regulations and the enforcement or interpretation thereof, including those related to air, water or greenhouse gas ("GHG") emissions or other environmental matters,

•	economic and capital market conditions,

•	changes in accounting requirements and other accounting matters,

•	changing weather trends and the impact of severe weather conditions,

•	possible physical or cyber attacks, intrusions or other catastrophic events,

•	the impact of lawsuits filed against the Company,

•	the impact of changes in interest rates,

•	Texas, New Mexico and electric industry utility service reliability standards,

•	coal, uranium, natural gas, oil and wholesale electricity prices and availability,

•	possible income tax and interest payments as a result of audit adjustments proposed by the Internal Revenue Service ("IRS") or state taxing authorities,

•	the impact of U.S. health care reform legislation,

•	loss of key personnel, the Company's ability to recruit and retain qualified employees and the Company's ability to successfully implement succession planning, and

•	other circumstances affecting anticipated operations, sales and costs.
These lists are not all-inclusive because it is not possible to predict all factors. A discussion of some of these factors is included in this document under the headings "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations –Summary of Critical Accounting Policies and Estimates" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations –Liquidity and Capital Resources." This Annual Report on Form 10-K should be read in its entirety. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels. Any forward-looking statement speaks only as of the date such statement was made, and the Company is not obligated to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made, except as required by applicable laws or regulations.

( iv)

PART I

Item 1.	Business
General
El Paso Electric Company (the "Company") is a public utility engaged in the generation, transmission and distribution of electricity in an area of approximately 10,000 square miles in west Texas and southern New Mexico. The Company also serves a full requirements wholesale customer in Texas. The Company owns or has significant ownership interests in several electrical generating facilities providing it with a net dependable generating capability of approximately 2,080 MW. For the year ended December 31, 2016, the Company’s energy sources consisted of approximately 49% nuclear fuel, 34% natural gas, 2% coal, 15% purchased power and less than 1% generated by Company-owned solar photovoltaic panels. The Company continues to expand its portfolio of renewable energy sources, particularly solar photovoltaic generation. As of December 31, 2016, the Company had power purchase agreements for 107 MW from solar photovoltaic generation facilities. (See "Energy Sources – Purchased Power").
The Company serves approximately 411,100 residential, commercial, industrial, public authority and wholesale customers. The Company distributes electricity to retail customers principally in El Paso, Texas and Las Cruces, New Mexico (representing approximately 64% and 11%, respectively, of the Company’s retail revenues for the year ended December 31, 2016). In addition, the Company’s wholesale sales include sales for resale to other electric utilities and power marketers. Principal industrial, public authority and other large retail customers of the Company include United States military installations, such as Fort Bliss in Texas and White Sands Missile Range ("White Sands") and Holloman Air Force Base ("HAFB") in New Mexico, an oil refinery, several medical centers, two large universities and a steel production facility.
The Company’s principal offices are located at the Stanton Tower, 100 North Stanton, El Paso, Texas 79901 (telephone: 915-543-5711). The Company was incorporated in Texas in 1901. As of January 31, 2017, the Company had approximately 1,100 employees, 38% of whom are covered by a collective bargaining agreement.
The Company makes available free of charge through its website, www.epelectric.com, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statement and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). In addition, copies of this Annual Report on Form 10-K will be made available free of charge upon written request. The SEC also maintains an internet site that contains reports, proxy and information statements and other information for issuers that file electronically with the SEC. The address of that site is www.sec.gov. The information on the Company's website is not incorporated by reference into this Annual Report on Form 10-K.
Facilities
As of December 31, 2016, the Company’s net dependable generating capability of approximately 2,080 MW consists of the following:

Station	Primary Fuel Type	Company's Share of Net Dependable Generating Capability* (MW)	Company Ownership Interest	Location
Newman Power Station	Natural Gas	752	100%	El Paso, Texas
Palo Verde	Nuclear	633	15.8%	Wintersburg, Arizona
Rio Grande Power Station	Natural Gas	276	100%	Sunland Park, New Mexico
Montana Power Station (Units 1, 2, 3 and 4)	Natural Gas	354	100%	El Paso, Texas
Copper Power Station	Natural Gas	64	100%	El Paso, Texas
Renewables	Solar	1	100%	Culberson/El Paso Counties, Texas; Dona Ana County, New Mexico
Total		2,080

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

•
Palo Verde Operating Licenses. Operation of each of the three Palo Verde Units requires an operating license from the Nuclear Regulatory Commission ("NRC"). The NRC issued full power operating licenses for Unit 1 in June 1985, Unit 2 in April 1986 and Unit 3 in November 1987 and issued renewed operating licenses for each of the three units in April 2011, which extended the licenses for Units 1, 2 and 3 to June 2045, April 2046 and November 2047, respectively.

•
Decommissioning. Pursuant to the ANPP Participation Agreement and federal law, the Company must fund its share of the estimated costs to decommission Palo Verde Units 1, 2 and 3, including the Common Facilities, through the term of their respective operating licenses. In 2013, the Palo Verde Participants approved the 2013 Palo Verde decommissioning study (the "2013 Study"), which estimated that the Company must fund approximately $380.7 million (stated in 2013 dollars) to cover its share of decommissioning costs. At December 31, 2016, the Company's decommissioning trust fund had a balance of $255.7 million. Although the 2013 Study was based on the latest available information, there can be no assurance that decommissioning cost estimates attributable to the Company will not increase in the future or that regulatory requirements will not change. A 2016 Palo Verde decommissioning study is underway and is expected to be finalized in the second quarter of 2017 at which time the Company will record its effects.

•
Spent Fuel Storage. Pursuant to the Nuclear Waste Policy Act of 1982, as amended in 1987 (the "NWPA"), the United States Department of Energy ("DOE") is legally obligated to accept and dispose of all spent nuclear fuel and other high-level radioactive waste generated by all domestic power reactors by 1998. The DOE's obligations are reflected in a contract for Disposal of Spent Nuclear Fuel and/or High-Level Radioactive Waste (the "Standard Contract") with each nuclear power plant. The DOE failed to begin accepting spent nuclear fuel by 1998. On December 19, 2012, APS, acting on behalf of itself and the Palo Verde Participants, filed a second breach of contract lawsuit against the DOE. This lawsuit sought to recover damages incurred due to the DOE’s failure to accept Palo Verde’s spent nuclear fuel for the period beginning January 1, 2007 through June 30, 2011. On August 18, 2014, APS and the DOE entered into a settlement agreement stipulating to a dismissal of the lawsuit and payment of $57.4 million by the DOE to the Palo Verde Participants for certain specified costs incurred by Palo Verde during the period January 1, 2007 through June 30, 2011. On October 8, 2014, the Company received approximately $9.1 million, representing its share of the award, of which $7.9 million was refunded to customers through the applicable fuel adjustment clauses. On October 31, 2014, APS, acting on behalf of itself and the Palo Verde Participants, submitted to the government an additional request for reimbursement of spent nuclear fuel storage costs for the period July 1, 2011 through June 30, 2014. The accepted claim amount was $42.0 million. On June 1, 2015, the Company received approximately $6.6 million, representing its share of the award, of which $5.8 million was credited to customers through the applicable fuel adjustment clauses in March 2015. After June 2015, APS will file annual claims for the period July 1 of the then-previous year to June 30 of the then-current year. On November 2, 2015, APS filed a $12.0 million claim for the period July 1, 2014 through June 30, 2015. In February 2016, the DOE notified APS of the approval of the claim. Funds related to this claim were received in the first quarter of 2016. The Company's share of this claim is approximately $1.9 million, of which $1.6 million was credited to customers through the applicable fuel adjustment clauses in March 2016. On October 31, 2016 APS filed an $11.3 million claim for the period July 1, 2015 through June 30, 2016. The Company's share of this claim is approximately$1.8 million. On February 1, 2017, the DOE notified APS of the approval of the claim. Any reimbursement is anticipated to be received in the second quarter of 2017, and the majority of the award received by the Company will be credited to customers through applicable fuel adjustment clauses.

•
DOE’s Construction Authorization Application for Yucca Mountain. The DOE had planned to meet its disposal obligations by designing, licensing, constructing and operating a permanent geologic repository in Yucca Mountain, Nevada. In March 2010, the DOE filed a motion to dismiss with prejudice its Yucca Mountain construction authorization application that was pending before the NRC. Several interested parties have intervened in the NRC proceeding, and the proceeding has not been conclusively decided by the NRC or the courts. Additionally, a number of interested parties have filed a variety of lawsuits in different jurisdictions around the country challenging the DOE's authority to withdraw the Yucca Mountain construction authorization application and NRC’s cessation of its review of the Yucca Mountain construction authorization application. The cases have been consolidated into one matter at the U.S. Court of Appeals for the District of Columbia Circuit (the "D.C. Circuit"). In August 2013, the D.C. Circuit ordered the NRC to resume its review of the application with available appropriated funds.
On October 16, 2014, the NRC issued Volume 3 of the safety evaluation report developed as part of the Yucca Mountain construction authorization application. This volume addresses repository safety after permanent closure, and the issuance of Volume 3 is a key milestone in the Yucca Mountain licensing process. Volume 3 contains the NRC staff’s finding that the DOE’s repository design meets the requirements that apply after the repository is permanently closed, including but not limited to the post-closure performance objectives in the NRC’s regulations.
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

•
Waste Confidence. On June 8, 2012, the D.C. Circuit issued its decision on a challenge by several states and environmental groups of the NRC’s rulemaking regarding temporary storage and permanent disposal of high level nuclear waste and spent nuclear fuel. The petitioners challenged the NRC’s 2010 update to the agency’s Waste Confidence Decision and temporary storage rule ("Waste Confidence Decision").

The D.C. Circuit found that the agency’s 2010 Waste Confidence Decision update constituted a major federal action, which, consistent with the National Environmental Policy Act ("NEPA"), requires either an environmental impact statement or a finding of no significant impact from the agency’s actions. The D.C. Circuit found that the NRC’s evaluation of the environmental risks from spent nuclear fuel was deficient, and therefore remanded the 2010 Waste Confidence Decision update for further action consistent with NEPA.
On September 6, 2012, the NRC Commissioners issued a directive to the NRC staff to proceed directly with development of a generic environmental impact statement to support an updated Waste Confidence Decision. The NRC Commissioners also directed the NRC staff to establish a schedule to publish a final rule and environmental impact study within 24 months of September 6, 2012.
In September 2013, the NRC issued its draft Generic Environmental Impact Statement ("GEIS") to support an updated Waste Confidence Decision. On August 26, 2014, the NRC approved a final rule on the environmental effects of continued storage of spent nuclear fuel. The continued storage rule adopted the findings of the GEIS regarding the environmental impacts of storing spent fuel at any reactor site after the reactor’s licensed period of operations. As a result, those generic impacts do not need to be re-analyzed in the environmental reviews for individual licenses. Although Palo Verde has not been involved in any licensing actions affected by the D.C. Circuit’s June 8, 2012 decision, the NRC lifted its suspension on final licensing actions on all nuclear power plant licenses and renewals that went into effect when the D.C. Circuit issued its June 2012 decision. The final Continued Storage Rule was subject to continuing legal challenges before the NRC and the Court of Appeals. In June 2016, the D.C. Circuit issued its final decision, rejecting all remaining legal challenges to the Continue Storage Rule. On August 8, 2016, the D.C. Circuit denied a petition for rehearing.
Palo Verde has sufficient capacity at its on-site independent spent fuel storage installation ("ISFSI") to store all of the nuclear fuel that will be irradiated during the initial operating license period, which ends in December 2027. Additionally, Palo Verde has sufficient capacity at its on-site ISFSI to store a portion of the fuel that will be irradiated during the period of extended operation, which ends in November 2047. If uncertainties regarding the United States government’s obligation to accept and store spent fuel are not favorably resolved, APS will evaluate alternative storage solutions that may obviate the need to expand the ISFSI to accommodate all of the fuel that will be irradiated during the period of extended operation.
The One-Mill Fee. In 2011, the National Association of Regulatory Utility Commissioners and the Nuclear Energy Institute challenged the DOE’s 2010 determination of the adequacy of the one tenth of a cent per kWh fee (the "one-mill fee") paid by the nation’s commercial nuclear power plant owners pursuant to their individual obligations under the Standard Contract. This fee was recovered by the Company through applicable fuel adjustment clauses. In June 2012, the D.C. Circuit held that the DOE failed to conduct a sufficient fee analysis in making the 2010 determination. The D.C. Circuit remanded the 2010 determination to the Secretary of the DOE (the "Secretary") with instructions to conduct a new fee adequacy determination within six months. In February 2013, upon completion of the DOE’s revised one-mill fee adequacy determination, the court reopened the proceedings. On November 19, 2013, the D.C. Circuit ordered the Secretary to notify Congress of his intent to suspend collecting annual fees for nuclear waste disposal from nuclear power plant operators, as he is required to do pursuant to the NWPA and the court’s order. On January 3, 2014, the Secretary notified Congress of his intention to suspend collection of the one-mill fee, subject to Congress’ disapproval and on May 12, 2014, APS was notified by the DOE that, effective May 16, 2014, the one-mill fee would be suspended. Electricity generated at Palo Verde and sold prior to May 16, 2014 remained subject to the one-mill fee.

•
NRC Oversight of the Nuclear Energy Industry in the Wake of the Earthquake and Tsunami in Japan. The NRC regulates the operation of all commercial nuclear power reactors in the United States, including Palo Verde. The NRC periodically conducts inspections of nuclear facilities and monitors performance indicators to enable the agency to arrive at objective conclusions about a licensee's safety performance. Following the March 11, 2011 earthquake and tsunami in Japan, the NRC established a task force to conduct a systematic and methodical review of NRC processes and regulations to determine whether the agency should make additional improvements to its regulatory system. On March 12, 2012, the NRC issued the first regulatory requirements based on the recommendations of the NRC's Near Term Task Force. With respect to Palo Verde, the NRC issued two orders requiring safety enhancements regarding: (1) mitigation strategies to respond to extreme natural events resulting in the loss of power at plants and (2) enhancement of spent fuel pool instrumentation.

The NRC has issued a series of interim staff guidance documents regarding implementation of these requirements. Palo Verde has met the NRC's imposed deadlines for the installation of equipment to address these requirements. Palo Verde has spent approximately $125.0 million (the Company's share is $19.7 million) on capital enhancements related to these requirements as of December 31, 2016.

•
Liability and Insurance Matters. The Palo Verde Participants have insurance for public liability resulting from nuclear energy hazards, covered by primary liability insurance provided by commercial insurance carriers and an industry-wide retrospective assessment program. If a loss at a nuclear power plant covered by the programs exceeds the accumulated funds in the primary level of protection, the Company could be assessed retrospective premium adjustments on a per incident basis up to $60.4 million, with an annual payment limitation of approximately $9.0 million. The Palo Verde Participants also maintain $2.75 billion of "all risk" nuclear property insurance. The insurance provides coverage for property damage and decontamination at Palo Verde. For covered incidents involving property damage not accompanied by a release of radioactive material, the policy's coverage limit is $2.25 billion. In addition, the Company has secured insurance against portions of any increased cost of generation or purchased power and business interruption resulting from a sudden and unforeseen outage at Palo Verde.

Fossil-Fueled Plants
The Newman Power Station ("Newman") consists of three conventional steam-electric generating units and two combined cycle generating units. The station operates primarily on natural gas but the conventional steam-electric generating units can also operate on fuel oil.
The Company's Rio Grande Power Station ("Rio Grande") consists of three conventional steam-electric generating units and one aeroderivative unit that operate on natural gas.
The Company's Montana Power Station ("MPS") consists of four aeroderivative generating units which operate on natural gas. The units can also operate on fuel oil.
The Company's Copper Power Station ("Copper") consists of a natural gas combustion turbine used primarily to meet peak demand.
The Company owned a 7% interest in Units 4 and 5 at Four Corners Generating Station ("Four Corners"). The Company shared power entitlements and certain allocated costs of the two units with APS (the Four Corners operating agent) and the other Four Corners participants. On February 17, 2015, the Company and APS entered into an asset purchase agreement (the "Purchase and Sale Agreement") providing for the sale of the Company’s interests in Four Corners to APS. Four Corners continued to provide energy to serve the Company's native load up to the closing date of the sale on July 6, 2016. Also on July 6, 2016, prior to the closing of the transaction, the Company and APS entered into an amendment to the Purchase and Sale Agreement pursuant to which APS assigned its right, title and interest in the Purchase and Sale Agreement to its affiliate 4C Acquisition, LLC ("APS's affiliate"), and Pinnacle West Capital Corporation, the parent company of APS and APS's affiliate ("Pinnacle West"), guaranteed APS's affiliate's obligations under the Purchase and Sale Agreement. The sales price was $32.0 million, which was based on the net book value as defined in the Purchase and Sale Agreement. The sales price was adjusted downward by $7.0 million and $19.5 million, respectively, to reflect the assumption by APS's affiliate of the Company's obligation to pay for future plant decommissioning and mine reclamation expenses. The sales price was also adjusted downward by approximately $1.3 million for estimated closing adjustments and other assets and liabilities assumed by APS's affiliate. At the closing, the Company received approximately $4.2 million in cash, subject to post-closing adjustments. No significant gain or loss was recorded after the closing date. APS's affiliate assumed responsibility for all Four Corners capital expenditures made after July 6, 2016, which assumption is guaranteed by Pinnacle West. In addition, APS's affiliate will indemnify the Company against certain liabilities and costs related to the future operation of Four Corners, which indemnification is guaranteed by Pinnacle West. See Part II, Item 8, "Financial Statements and Supplementary Data, Note C and Note E of Notes to Financial Statements" for further discussions.
Wind and Solar Photovoltaic Facilities
The Company’s Hueco Mountain Wind Ranch consisted of two wind turbines with a total capacity of 1.32 MW. The two wind turbines were decommissioned in June 2016. The Company also owns six solar photovoltaic facilities with a total capacity of 0.2 MW.
Transmission and Distribution Lines and Agreements
The Company owns, or has significant ownership interests in, four 345 kV transmission lines in New Mexico and Arizona and three 500 kV lines in Arizona. These lines enable the Company to deliver its energy entitlements from its remote generation sources at Palo Verde and, prior to July 6, 2016, Four Corners, to its service area (pursuant to various transmission and power exchange agreements to which the Company is a party). The Company also owns the transmission and distribution network within its New Mexico and Texas retail service area and operates these facilities under franchise agreements with various municipalities. Pursuant to standards established by the North American Electric Reliability Corporation and the Western Electricity Coordinating Council, the Company operates its transmission system in a way that allows it to maintain system integrity in the event that any one of these transmission lines is out of service.
In addition to the transmission and distribution lines within our service territory, the Company's transmission network and associated substations include the following:

Line	Length (miles)	Voltage (kV)	Company Ownership Interest
Springerville-Macho Springs-Luna-Diablo Line (1)	310	345	100.0%
West Mesa-Arroyo Line (2)	202	345	100.0%
Greenlee-Hidalgo-Luna-Newman Line (3)
Greenlee-Hidalgo	60	345	40.0%
Hidalgo-Luna	50	345	57.2%
Luna-Newman	86	345	100.0%
Eddy County-AMRAD Line (4)	125	345	66.7%
Palo Verde Transmission
Palo Verde-Westwing (5)	45	500	18.7%
Palo Verde-Jojoba-Kyrene (6)	75	500	18.7%
____________________

(1)	Runs from Tucson Electric Power Company's ("TEP") Springerville Generating Plant near Springerville, Arizona, to the Company's Diablo Substation near Sunland Park, New Mexico.

(2)	Runs from Public Service Company of New Mexico ("PNM") West Mesa Substation located near Albuquerque, New Mexico, to the Company's Arroyo Substation located near Las Cruces, New Mexico.

(3)	Runs from TEP's Greenlee Substation located near Duncan, Arizona to Newman.
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
(6) Runs from Palo Verde to the Jojoba Substation located near Gila Bend, Arizona, then to the Kyrene Substation located near Tempe, Arizona.

Environmental Matters
General. The Company is subject to extensive laws, regulations and permit requirements with respect to air and GHG emissions, water discharges, soil and water quality, waste management and disposal, natural resources and other environmental matters by federal, state, regional, tribal and local authorities. Failure to comply with such laws, regulations and requirements can result in actions by authorities or other third parties that might seek to impose on the Company administrative, civil and/or criminal penalties or other sanctions. In addition, releases of pollutants or contaminants into the environment can result in costly cleanup liabilities. These laws, regulations and requirements are subject to change through modification or reinterpretation, or the introduction of new laws and regulations, and, as a result, the Company may face additional capital and operating costs to comply. Certain key environmental issues, laws and regulations facing the Company are described further below.
Air Emissions. The U.S. Clean Air Act ("CAA"), associated regulations and comparable state and local laws and regulations relating to air emissions impose, among other obligations, limitations on pollutants generated during the operations of the Company's facilities and assets, including sulfur dioxide ("SO2"), particulate matter ("PM"), nitrogen oxides ("NOx") and mercury.
Cross State Air Pollution Rule. The U.S. Environmental Protection Agency (the "EPA") promulgated the Cross-State Air Pollution Rule ("CSAPR") in August 2011, which involves requirements to limit emissions of NOx and SO2 from certain of the Company's power plants in Texas and/or purchase allowances representing other parties' emissions reductions. CSAPR was intended to replace the EPA's 2005 Clean Air Interstate Rule ("CAIR"). The U.S. Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") vacated CSAPR in August 2012 and allowed CAIR to stand until the EPA issued a proper replacement. On April 29, 2014, the U.S. Supreme Court reversed and upheld CSAPR, remanding certain portions of CSAPR to the D.C. Circuit for further consideration. On July 28, 2015, the D.C. Circuit ruled that the EPA's emissions budgets for 13 states, including Texas, are invalid but left the rule in place on remand. On October 26, 2016, the EPA published its final CSAPR Update Rule with an effective date of December 27, 2016. While we are unable to determine the full impact of this rule at this time, the Company believes it is currently positioned to comply with CSAPR.
National Ambient Air Quality Standards ("NAAQS"). Under the CAA, the EPA sets NAAQS for six criteria pollutants considered harmful to public health and the environment, including PM, NOx, carbon monoxide ("CO"), ozone and SO2. NAAQS must be reviewed by the EPA at five-year intervals. In 2010, the EPA tightened the NAAQS for both nitrogen dioxide ("NO2") and SO2. The EPA is considering a 1-hour secondary NAAQS for NO2 and SO2. In January 2013, the EPA tightened the NAAQS for fine PM. On October 1, 2015, following on its November 2014 proposal, EPA released a final rule tightening the primary and secondary NAAQS for ground-level ozone from its 2008 standard levels of 75 parts per billion ("ppb") to 70 ppb. Ozone is the main component of smog. While not directly emitted into the air, it forms from precursors, including NOx and volatile organic compounds, in combination with sunlight. The EPA is scheduled to make attainment/nonattainment designations for the revised ozone standards by October 1, 2017. While it is currently unknown how the areas in which we operate will be designated, for nonattainment areas classified as "Moderate" and above, states, and any tribes that choose to do so, are expected to be required to complete development of implementation plans in the 2020-2021 timeframe. Most nonattainment areas are expected to have until 2020 or 2023 to meet the primary (health) standard, with the exact attainment date varying based on the ozone level in the area. The Company continues to evaluate what impact these final and proposed NAAQS could have on its operations. If the Company is required to install additional equipment to control emissions at its facilities, the NAAQS, individually or in the aggregate, could have a material impact on its operations and financial results.
Other Laws and Regulations and Risks. The Company sold its interest in Four Corners to APS's affiliate on July 6, 2016 at the expiration of the 50-year participation agreement. As of the closing date of the sale, the Company’s environmental liabilities associated with Four Corners were limited to conditions that existed at the time of the sale and further limited to the portion thereof for which the Company would have been financially responsible if Four Corners had fully ceased operation on July 6, 2016. As the Company no longer owns any coal-fired generation as a result of the sale, it believes it is not responsible for a significant portion of the compliance or ongoing operational costs associated with the Mercury and Air Toxics Standards ("MATS"), the Coal Combustion Residue ("CCR") Rule, or the revised Wastewater Effluent Limitation Guidelines ("ELG"), which had been identified in previous filings that the Company has made with the SEC. Pursuant to the terms of the Purchase and Sale Agreement, neither APS's affiliate nor APS assumed the Company's pre-closing obligations under environmental laws with respect to its interest in Four Corners. Similar to other former owners of real property, the Company may be subject to certain future claims under environmental laws and regulations as former owner of Four Corners. The extent of such claims, if any, cannot be predicted with certainty.
Climate Change. In recent years, there has been increasing public debate regarding the potential impact on global climate change. There has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of GHG and possible means for their regulation. In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues. Most recently, in April 2016 the United States signed the Paris Agreement, which requires countries to review and "represent a progression" in their intended nationally determined contributions, which set GHG emission reduction goals, every five years beginning in 2020.
The U.S. federal government has either considered, proposed and/or finalized legislation or regulations limiting GHG emissions, including carbon dioxide. In particular, the U.S. Congress has considered legislation to restrict or regulate GHG emissions. In the past few years, the EPA began using the CAA to regulate carbon dioxide and other GHG emissions, such as the 2009 GHG Reporting Rule and the EPA’s sulfur hexafluoride ("SF6") reporting rule, both of which apply to the Company, as well as the EPA’s 2010 actions to impose permitting requirements on new and modified sources of GHG emissions. In October 2015, the EPA published a final rule establishing new source performance standards ("NSPS") limiting CO2 emissions from new, modified and reconstructed electric generating units. In October 2015, the EPA also published a rule establishing guidelines for states to regulate CO2 emissions from existing power plants, as well as a proposed "federal plan" to address CO2 emissions from affected units in those states that do not submit an approvable compliance plan. The standards for existing plants are known as the Clean Power Plan ("CPP"), under which rule interim emissions performance rates must be achieved beginning in 2022 and final emissions performance rates by 2030. Legal challenges to the CPP have been filed by groups of states and industry members. On February 9, 2016, the U.S. Supreme Court issued a decision to stay the rule until legal issues are resolved. On September 27, 2016, the case against the CPP was heard in the United States Court of Appeals for the District of Columbia Circuit. We cannot at this time determine the impact of the CPP and related rules and legal challenges may have on our financial position, results of operations or cash flows.
While a significant portion of the Company's generation assets are nuclear or gas-fired, and as a result, the Company believes that its GHG emissions are low relative to electric power companies who rely more on coal-fired generation, current and future legislation and regulation of GHG or any future related litigation could impose significant costs and/or operating restrictions on the Company, reduce demand for the power the Company generates, and/or require the Company to purchase rights to emit GHG, any of which could be material to the Company's business, reputation, financial condition or results of operations.
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
Environmental Litigation and Investigations. Since July 2011, the U.S. Department of Justice (the "DOJ"), on behalf of the EPA, and APS have been engaged in substantive settlement negotiations in an effort to resolve certain of the pending matters. The allegations being addressed through settlement negotiations are that APS failed to obtain the necessary permits and install the controls necessary under the CAA to reduce SO2, NOx, and PM, and that defendants failed to obtain an operating permit under Title V of the CAA that reflects applicable requirements imposed by law. On June 24, 2015, the parties filed with the U.S. District Court for New Mexico a settlement agreement ("CAA Settlement Agreement") resolving this matter. On August 17, 2015, the U.S. District Court for New Mexico entered the CAA Settlement Agreement. The agreement imposes a total civil penalty payable by the co-owners of Four Corners collectively in the amount of $1.5 million, and it requires the co-owners to pay $6.7 million for environmental mitigation projects. At December 31, 2016, the Company has accrued its remaining unpaid share of approximately $0.2 million related to this matter.
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

The Company’s estimated cash construction costs for 2017 through 2021 are approximately $1.1 billion. Actual costs may vary from the construction program estimates shown. Such estimates are reviewed and updated periodically to reflect changed conditions.

By Year (1)(2) (estimates in millions)		By Function (estimates in millions)
2017	$215	Production (1)(2)	$492
2018	185	Transmission	131
2019	203	Distribution	349
2020	240	General	113
2021	242
Total	$1,085	Total	$1,085
__________________________

(1)	Does not include acquisition costs for nuclear fuel. See "Energy Sources – Nuclear Fuel."

(2)	Estimated production costs consist of:

a.	$273 million for new generating capacity, including:

i.	$253 million of construction costs from 2018 through 2021 for a 320 MW generating resource scheduled for completion in 2023.

ii.	$20 million for two utility-scale solar energy generating facilities which would have a combined maximum capacity of up to 8 MW.

b.	$219 million of other generation costs, including $191 million for Palo Verde.

Energy Sources
General
The following table summarizes the percentage contribution of nuclear fuel, natural gas, coal and purchased power to the total kWh energy mix of the Company. Energy generated by Company-owned solar photovoltaic panels and wind turbines accounted for less than 1% of the total kWh energy mix of the Company.

	Years Ended December 31,
	2016	2015	2014
Power Source	(percentage of total kWh energy mix)
Nuclear	49%	47%	47%
Natural gas	34%	34%	35%
Coal	2%	6%	5%
Purchased power	15%	13%	13%
Total	100%	100%	100%
Allocated fuel and purchased power costs are generally recoverable from customers in Texas and New Mexico pursuant to applicable regulations. Historical fuel costs and revenues are reconciled periodically in proceedings before the Public Utility Commission of Texas ("PUCT") and the New Mexico Public Regulation Commission ("NMPRC"). See "Regulation – Texas Regulatory Matters" and "Regulation – New Mexico Regulatory Matters."
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
Pursuant to the ANPP Participation Agreement, the Company owns an undivided interest in nuclear fuel purchased in connection with Palo Verde. The Palo Verde Participants are continually identifying their future nuclear fuel resource needs and negotiating arrangements to fill those needs. The Palo Verde Participants have contracted for 100% of Palo Verde's requirements for uranium concentrates and conversion services through 2018 and 45% of its requirements in 2019-2025. The participants have also contracted for 100% of Palo Verde's enrichment services through 2020, 20% of its enrichment services for 2021-2026 and all of Palo Verde's fuel assembly fabrication services through 2024.
Nuclear Fuel Financing. The Company’s financing of nuclear fuel is accomplished through Rio Grande Resources Trust ("RGRT"), a Texas grantor trust, which is consolidated in the Company’s financial statements. RGRT has $95 million aggregate principal amount borrowed in the form of senior notes, of which $50 million will mature in August 2017. The Company expects to repay the $50 million of senior notes upon maturity with borrowings under the Company’s revolving credit facility (the "RCF") or refinance them. The Company guarantees the payment of principal and interest on the senior notes. The nuclear fuel financing requirements of RGRT are met with a combination of the senior notes and short-term borrowings under the RCF.
Natural Gas
The Company manages its natural gas requirements through a combination of a long-term (greater than a year) supply contract, several medium-term (greater than a month but less than one year) supply contracts and spot or short-term (daily to a month) market purchases. The long-term supply contract provides for firm deliveries of gas at market-based index prices. Medium-term and spot agreements are either fixed priced and/or index priced depending on the market. In 2016, the Company’s natural gas requirements at Newman, Rio Grande and MPS were met with short-term, medium-term and long-term natural gas purchases from various suppliers, and this practice is expected to continue in 2017. Interstate gas is delivered under a base firm transportation contract. The Company has expanded its firm interstate transportation contract to include MPS. The Company anticipates it will continue to purchase natural gas at spot market prices on a monthly basis for a portion of the fuel needs for Newman, Rio Grande and MPS. The Company will continue to evaluate the availability of short-term natural gas supplies versus medium and long-term supplies to maintain a reliable and economical supply for its local generating stations.
Natural gas for Newman and Copper is also supplied pursuant to a long-term intrastate natural gas contract that became effective October 1, 2009 and continues through 2017.

Purchased Power
To supplement its own generation and operating reserve requirements, and to meet required renewable portfolio standards, the Company engages in power purchase arrangements that may vary in duration and amount based on an evaluation of the Company’s resource needs, the economics of the transactions and specific renewable portfolio requirements.
The Company has a firm 100 MW Power Purchase and Sale Agreement (the "Power Purchase and Sale Agreement") with Freeport-McMoran Copper and Gold Energy Services LLC ("Freeport"), pursuant to which Freeport will deliver energy to the Company from the Luna Energy Facility (a natural gas-fired combined cycle generation facility located in Luna County, New Mexico) and the Company will deliver a like amount of energy at Greenlee, Arizona. The Company may purchase up to the contracted MW amount at a specified price at times when energy is not exchanged under the Power Purchase and Sale Agreement. The Power Purchase and Sale Agreement was approved by the Federal Energy Regulatory Commission ("FERC") and will continue through an initial term ending December 31, 2021, with subsequent rollovers until terminated. Upon mutual agreement, the Power Purchase and Sale Agreement allows the parties to increase the amount of energy that is purchased and sold thereunder. The parties have agreed to increase the amount up to 125 MW through December 2018.
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
Furthermore, the Company has a 20-year purchase power agreement with Macho Springs Solar, LLC to purchase the entire generation output delivered from the 50 MW Macho Springs solar photovoltaic project located in Luna County, New Mexico which began commercial operation in May 2014. Finally, the Company has a 30-year purchase power agreement with Newman Solar LLC to purchase the total output, which is approximately 10 MW, from a solar photovoltaic generation plant on land subleased from the Company in proximity to Newman. This solar project began commercial operation in December 2014.
Other purchases of shorter duration were made during 2016 to supplement the Company's generation resources during planned and unplanned outages, for economic reasons and to supply off-system sales.

Operating Statistics

	Years Ended December 31,
	2016	2015	2014
Operating revenues (in thousands):
Non-fuel base revenues:
Retail:
Residential	$278,774	$246,265	$234,371
Commercial and industrial, small	194,942	187,436	185,388
Commercial and industrial, large	39,070	40,411	39,239
Sales to public authorities	96,881	91,244	92,066
Total retail base revenues	609,667	565,356	551,064
Wholesale:
Sales for resale	2,407	2,455	2,277
Total non-fuel base revenues	612,074	567,811	553,341
Fuel revenues:
Recovered from customers during the period	148,397	127,765	161,052
Under (over) collection of fuel	14,893	(13,342)	3,110
New Mexico fuel in base rates	33,279	72,129	71,614
Total fuel revenues	196,569	186,552	235,776
Off-system sales:
Fuel cost	38,933	52,406	74,716
Shared margins	5,632	11,048	21,117
Retained margins	1,137	1,362	2,147
Total off-system sales	45,702	64,816	97,980
Other	32,591	30,690	30,428
Total operating revenues	$886,936	$849,869	$917,525
Number of customers (end of year) (1):
Residential	363,987	358,819	353,885
Commercial and industrial, small	41,741	40,367	40,038
Commercial and industrial, large	49	49	49
Other	5,285	5,261	5,017
Total	411,062	404,496	398,989
Average annual kWh use per residential customer	7,748	7,763	7,496
Energy supplied, net, kWh (in thousands):
Generated	8,820,006	9,585,089	9,477,129
Purchased and interchanged	1,552,251	1,390,946	1,390,490
Total	10,372,257	10,976,035	10,867,619
Energy sales, kWh (in thousands):
Retail:
Residential	2,805,789	2,771,138	2,640,535
Commercial and industrial, small	2,403,447	2,384,514	2,357,846
Commercial and industrial, large	1,030,745	1,062,662	1,064,475
Sales to public authorities	1,572,510	1,585,568	1,562,784
Total retail	7,812,491	7,803,882	7,625,640
Wholesale:
Sales for resale	62,086	63,347	61,729
Off-system sales	1,927,508	2,500,947	2,609,769
Total wholesale	1,989,594	2,564,294	2,671,498
Total energy sales	9,802,085	10,368,176	10,297,138
Losses and Company use	570,172	607,859	570,481
Total	10,372,257	10,976,035	10,867,619
Native system:
Peak load, kW	1,892,000	1,794,000	1,766,000
Net dependable generating capability for peak, kW	2,080,000	2,055,000	1,879,000
Total system:
Peak load, kW (2)	2,027,000	1,992,000	1,953,000
Net dependable generating capability for peak, kW	2,080,000	2,055,000	1,879,000
___________________________

(1)	The number of retail customers presented is based on the number of service locations.

(2)	Includes spot sales and net losses of 135,000 kW, 198,000 kW and 187,000 kW for 2016, 2015 and 2014, respectively.

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
Texas Regulatory Matters
2015 Texas Retail Rate Case Filing. On August 10, 2015, the Company filed with the City of El Paso, other municipalities incorporated in its Texas service territory, and the PUCT in Docket No. 44941, a request for an annual increase in non-fuel base revenues (the "2015 Texas Retail Rate Case").
On July 21, 2016, the parties to PUCT Docket No. 44941 filed the Joint Motion to Implement Uncontested Amended and Restated Stipulation and Agreement which was unopposed by the parties (the "Unopposed Settlement"). On August 25, 2016, the PUCT approved the Unopposed Settlement and issued its final order in Docket No. 44941 (the "PUCT Final Order"), as proposed. The PUCT Final Order provided for: (i) an annual non-fuel base rate increase, lower annual depreciation expense, a revised return on equity for AFUDC purposes, and the inclusion of substantially all new plant in service in rate base; (ii) an additional annual non-fuel base rate increase of $3.7 million related to Four Corners costs, which will be collected through a surcharge terminating on July 12, 2017; (iii) removing the separate rate treatment for residential customers with solar systems that the Company had proposed in its August 10, 2015 filing; (iv) allowing the Company to recover $3.1 million in rate case expenses through a separate surcharge and (v) allowing the Company to recover revenues associated with the relate back of rates to consumption on and after January 12, 2016 through March 31, 2016 through a separate surcharge.
Interim rates, associated with the annual non-fuel base rate increase, became effective on April 1, 2016. The additional surcharges associated with the incremental Four Corners costs, rate case expenses and the relate back of rates to consumption on and after January 12, 2016 through March 31, 2016 were implemented on October 1, 2016.
For financial reporting purposes, the Company deferred any recognition of the Company's request in its 2015 Texas Retail Rate Case until it received the PUCT Final Order on August 25, 2016. Accordingly, it reported in the third quarter of 2016 the cumulative effect of the PUCT Final Order which related back to January 12, 2016. The effects of the PUCT Final Order on operating results for the year ended December 31, 2016 increased operating revenues by $42.4 million, decreased depreciation expense by $10.3 million and decreased other expenses, net by approximately $2.7 million for an aggregate increase in income before income taxes of $50.0 million and an increase in net income of $27.3 million.
2017 Texas Retail Rate Case Filing. On February 13, 2017, the Company filed with the City of El Paso, other municipalities incorporated in the Company's Texas service territory and the PUCT in Docket No.46831, a request for an increase in non-fuel base revenues of approximately $42.5 million. The Company invoked its statutory right to have its new rates relate back for consumption on and after July 18, 2017, which is the 155th day after the filing. The difference in rates that would have been billed will be surcharged or refunded to customers after the PUCT's final order in Docket No. 46831. The PUCT has the authority to require the Company to surcharge or refund such difference over a period not to exceed 18 months. The Company cannot predict the outcome or the timing of this rate case at this time.
Energy Efficiency Cost Recovery Factor. On May 1, 2015, the Company filed its annual application to establish its energy efficiency cost recovery factor for 2016. In addition to projected energy efficiency costs for 2016 and a true-up to prior year actual costs, the Company requested approval of a $1.0 million bonus for the 2014 energy efficiency program results in accordance with PUCT rules. This case was assigned PUCT Docket No. 44677. A stipulation and settlement agreement was filed September 24, 2015 and the PUCT approved the settlement on November 5, 2015. The settlement approved by the PUCT included a performance bonus of $1.0 million. The Company recorded the performance bonus in operating revenues in the fourth quarter of 2015.
On April 29, 2016, the Company filed its annual application to establish its energy efficiency cost recovery factor for 2017. In addition to projected energy efficiency costs for 2017 and true-up to prior year actual costs, the Company requested approval of a $0.7 million bonus for the 2015 energy efficiency program results in accordance with PUCT rules. This case was assigned PUCT Docket No. 45885. Parties in the proceeding, including PUCT staff and the City of El Paso, filed a settlement in the case that approved the Company's proposal with a reduction to the 2015 program bonus of $0.2 million. The PUCT approved the settlement on October 28, 2016. The settlement approved by the PUCT included a performance bonus of $0.5 million which was recorded in operating revenues in the third quarter of 2016.

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
On November 30, 2016, the Company filed a request, which was assigned PUCT Docket No. 46610, to increase its fixed fuel factor by approximately 28.8% to reflect increased fuel expenses primarily related to an increase in the price of natural gas used to generate power. The increase in the fixed fuel factor was effective on an interim basis January 1, 2017 and approved by the PUCT on January 10, 2017. As of December 31, 2016, the Company had under-recovered fuel costs in the amount of $11.1 million for the Texas jurisdiction.
Fuel Reconciliation Proceeding. On September 27, 2016, the Company filed an application with the PUCT, designated as PUCT Docket No. 46308, to reconcile $436.6 million of Texas fuel and purchased power expenses incurred during the period of April 1, 2013 through March 31, 2016. A procedural schedule has been adopted with hearings in April 2017. As of December 31, 2016, Texas jurisdictional fuel and purchased power costs subject to a future Texas fuel reconciliation are approximately $114.4 million. The Company cannot predict the outcome or the timing of this matter.
Montana Power Station Approvals. The Company received Certificate of Convenience and Necessity ("CCN") approval from the PUCT to construct four natural gas fired generating units at MPS in El Paso County, Texas. The Company also obtained air permits from the Texas Commission on Environmental Quality (the "TCEQ") and the EPA. MPS Units 1 and 2 and associated transmission lines and common facilities were completed and placed into service in March 2015. MPS Units 3 and 4 were completed and placed into service on May 3, 2016 and September 15, 2016, respectively.
Community Solar. On June 8, 2015, the Company filed a petition with the PUCT to initiate a community solar program that includes the construction and ownership of a 3 MW solar photovoltaic system located at MPS. Participation will be on a voluntary basis, and customers will contract for a set capacity (kW) amount and receive all energy produced. This case was assigned PUCT Docket No. 44800. The Company filed a settlement agreement among all parties on July 1, 2016 approving the program, and the PUCT approved the settlement agreement and program on September 1, 2016. The Company expects completion of the solar facility and commencement of the program in the second quarter of 2017.
Four Corners. On February 17, 2015, the Company and APS entered into the Purchase and Sale Agreement providing for the sale of the Company's interest in Four Corners to APS. The sale of the Company's interest in Four Corners closed on July 6, 2016. See Part II, Item 8, "Financial Statements and Supplementary Data, Note E of Notes to Financial Statements" for further details on the sale of Four Corners.
On June 10, 2015, the Company filed an application in Texas requesting reasonableness and public interest findings and certain rate and accounting findings related to the Purchase and Sale Agreement. This case was assigned PUCT Docket No. 44805. Subsequent to the filing of the application, the case has been subject to numerous procedural matters, including a March 23, 2016 order in which the PUCT determined not to dismiss the reasonableness and public interest issues in this docket but to consider the requested rate and accounting findings, including mine reclamation costs, in a rate case proceeding. On September 1, 2016, a motion by parties in the proceeding to suspend the procedural schedule in order to pursue settlement was approved, and the parties are engaged in settlement discussions.
At December 31, 2016, the regulatory asset associated with the Four Corners mine reclamation costs for the Company's Texas jurisdiction was approximately $7.3 million. The Company currently continues to recover its mine reclamation costs in Texas under previous orders and decisions of the PUCT. If any future determinations made by the Company's regulators result in changes to how existing regulatory assets or previously incurred costs for Four Corners are recovered in rates, any such changes would be recognized only when it becomes probable future cash flows will change as a result of such regulatory actions.

Other Required Approvals. The Company has obtained other required approvals for tariffs and approvals required by the Public Utility Regulatory Act (the "PURA") and the PUCT.
New Mexico Regulatory Matters
2015 New Mexico Rate Case Filing. On May 11, 2015, the Company filed a request with the NMPRC, in Case No. 15-00127-UT, for an annual increase in non-fuel base rates. On June 8, 2016, the NMPRC issued its final order in Case No. 15-00127-UT (the "NMPRC Final Order") which approved an annual increase in non-fuel base rates of approximately $0.6 million, an increase of approximately $0.5 million in other service fees and a decrease in the Company's allowed return on equity to 9.48%. The NMPRC Final Order concluded that all of the Company's new plant in service was reasonable and necessary and therefore would be recoverable in rates. The Company's rates were approved by the NMPRC effective July 1, 2016 and implemented at such time.
2017 New Mexico Rate Case Filing. NMPRC Case No. 15-00109-UT requires the Company to make a rate filing in New Mexico in the second quarter of 2017 using a historical test year ended December 31, 2016.
Fuel and Purchased Power Costs. On January 8, 2014, the NMPRC approved the continuation of the Fuel and Purchased Power Cost Adjustment Clause (the "FPPCAC") without modification in NMPRC Case No. 13-00380-UT. Historically, fuel and purchased power costs were recovered through base rates and a FPPCAC that accounts for changes in the costs of fuel relative to the amount included in base rates. Effective July 1, 2016, with the implementation of the final order in Case No. 15-00127-UT, fuel and purchased power costs are no longer recovered through base rates but are recovered through the FPPCAC. Fuel and purchased power costs are reconciled to actual costs on a monthly basis and recovered or refunded to customers the second succeeding month. The Company recovers costs related to Palo Verde Unit 3 capacity and energy in New Mexico through the FPPCAC as purchased power using a proxy market price approved in Case No. 13-00380-UT. The Company's request to reconcile its fuel and purchased power costs for the period January 1, 2013 through December 31, 2014 was approved in Case No. 15-00127-UT. New Mexico jurisdictional costs subject to prudence review are costs from January 1, 2015 through December 31, 2016 that total approximately $114.6 million. At December 31, 2016, the Company had a net fuel over-recovery balance of $0.2 million in New Mexico.
Montana Power Station Approvals. The Company received CCNs from the NMPRC to construct four units at MPS and the associated transmission lines. The Company also obtained all necessary air permits from the TCEQ and the EPA. A final order in NMPRC Case No. 13-00297-UT approving the CCN for MPS Units 3 and 4 was issued on June 11, 2014. MPS Units 1 and 2 and associated transmission lines and common facilities were completed and placed into service in March 2015. MPS Units 3 and 4 were completed and placed into service on May 3, 2016 and September 15, 2016, respectively.
Four Corners. On June 15, 2016, in NMPRC Case No. 15-00109-UT, the NMPRC issued its final order approving the Company's sale and abandonment of its ownership interest in Four Corners to APS pursuant to a February 17, 2015 Purchase and Sale Agreement between the Company and APS. See Part II, Item 8, "Financial Statements and Supplementary Data, Note E of Notes to Financial Statements" for further details on the sale of Four Corners.
5 MW HAFB Facility CCN. On October 7, 2015, in NMPRC Case No. 15-00185-UT, the NMPRC issued a final order approving a CCN for a 5 MW solar power generation facility located on HAFB in the Company's service territory in New Mexico. The Company and HAFB negotiated a special retail contract, which includes power sales agreement for the facility, to replace the existing load retention agreement which was approved by final order issued October 5, 2016 in NMPRC Case No. 16-00224-UT. Construction of the solar generation facility is expected to be completed in the second quarter of 2017.
Issuance of Long-Term Debt and Guarantee of Debt. On October 7, 2015 the Company received approval in NMPRC Case No. 15-00280-UT to issue up to $310.0 million of new long-term debt and to guarantee the issuance of up to $65.0 million of new debt by RGRT to finance future purchases of nuclear fuel and to refinance existing nuclear fuel debt obligations. This approval supersedes prior approvals. Under this authorization, on March 24, 2016, the Company issued $150.0 million aggregate principal amount of 5.00% Senior Notes due December 1, 2044. The net proceeds from the issuance of these senior notes, after deducting the underwriters' commission, were $158.1 million. These proceeds include accrued interest of $2.4 million and a $7.1 million premium before expenses. These senior notes constitute an additional issuance of the Company's 5.00% Senior Notes due 2044, of which $150.0 million was previously issued on December 1, 2014, for a total principal amount outstanding of $300.0 million.
Other Required Approvals. The Company has obtained other required approvals for other tariffs, securities transactions, recovery of energy efficiency costs through a base rate rider and other approvals as required by the NMPRC.

Federal Regulatory Matters
Four Corners. On June 26, 2015, APS filed an application requesting authorization from FERC to purchase 100% of the Company’s ownership interest in Units 4 and 5 of Four Corners and the associated transmission interconnection facilities and rights. On December 22, 2015, FERC issued an order approving the proposed transaction. The sale of the Company's interest in Four Corners closed on July 6, 2016. See Part II, Item 8, "Financial Statements and Supplementary Data, Note E of Notes to Financial Statements" for further details on the sale of Four Corners.
Revolving Credit Facility; Issuance of Long-Term Debt and Guarantee of Debt. On October 19, 2015, the FERC issued an order in Docket No. ES15-66-000 approving the Company’s filing to issue short-term debt under the RCF up to $400.0 million outstanding at any time, to issue up to $310.0 million in long-term debt, and to guarantee the issuance of up to $65.0 million of new long-term debt by RGRT to finance future nuclear fuel purchases. The authorization is effective from November 15, 2015 through November 15, 2017. This approval supersedes prior approvals.
Under this authorization, on March 24, 2016, the Company issued $150.0 million aggregate principal amount of 5.00% Senior Notes due December 1, 2044. Additionally under this authorization, on January 9, 2017, the Company exercised its option to extend the maturity of the RCF by one year to January 14, 2020 and to increase the size of the facility by $50.0 million to $350.0 million. The Company still has the option to extend the facility by one additional year to January 2021 and to increase the RCF by up to $50.0 million (up to a total of $400.0 million) upon the satisfaction of certain conditions, more fully set forth in the agreement, including obtaining commitments from lenders or third party financial institutions. Additionally, the Company agreed to reduce the letters of credit commitment to $50.0 million from a total commitment, under the RCF, of $350.0 million.
Other Required Approvals. The Company has obtained required approvals for rates and tariffs, securities transactions and other approvals as required by the FERC.
United States Department of Energy. The DOE regulates the Company's exports of power to the Comisión Federal de Electricidad in Mexico pursuant to a license and two presidential permits issued by the DOE.
The DOE is authorized to assess operators of nuclear generating facilities a share of the costs of decommissioning the DOE's uranium enrichment facilities and for the ultimate costs of disposal of spent nuclear fuel. See "Facilities – Palo Verde" for discussion of spent fuel storage and disposal costs.

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
Power Sales Contracts
The Company has entered into several short-term (three months or less) off-system sales contracts throughout 2016.

Franchises and Significant Customers
Franchises
The Company operates under franchise agreements with several cities in its service territory, including one with El Paso, Texas, the largest city it serves. The franchise agreement allows the Company to utilize public rights-of-way necessary to serve its customers within El Paso. Pursuant to the El Paso franchise agreement, which was amended in 2010, the Company pays to the City of El Paso, on a quarterly basis, a fee equal to 4.00% of gross revenues the Company receives for the generation, transmission and distribution of electrical energy and other services within the city. The 2005 El Paso franchise agreement set the franchise fee at 3.25% of gross revenues, but the 2010 amendment added an incremental fee equal to 0.75% of gross revenues to be placed in a restricted fund to be used by the city solely for economic development and renewable energy purposes. Any assignment of the franchise agreement, including a deemed assignment as a result of a change in control of the Company, requires the consent of the City of El Paso. The El Paso franchise agreement is set to expire on July 31, 2030.
The Company does not have a written franchise agreement with the City of Las Cruces, the second largest city in its service territory. The Company provides electric distribution service to the City of Las Cruces under an implied franchise by satisfying all obligations under the franchise agreement that expired on April 30, 2009. The Company pays the City of Las Cruces a franchise fee of 2.00% of gross revenues the Company receives from services within the City of Las Cruces.
Military Installations
The Company serves HAFB, White Sands and Fort Bliss. These military installations represent approximately 2.8% of the Company's annual retail revenues. In July 2014, the Company signed an agreement with Fort Bliss under which Fort Bliss takes retail electric service from the Company under the applicable Texas tariffs. The Company serves White Sands under the applicable New Mexico tariffs. In August 2016, the Company signed a contract with HAFB under which the Company provides retail electric service and limited wheeling services to HAFB under the applicable New Mexico tariffs. As stated in the contract, HAFB will purchase the full output of a Company-owned 5 MW solar facility upon its completed construction, with HAFB's other power requirements provided under the applicable New Mexico tariffs.
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

Item 1A.    Risk Factors
Like other companies in our industry, our financial results are impacted by weather, the economy of our service territory, market prices for power, fuel prices, and the decisions of regulatory agencies. Our common stock price and creditworthiness will be affected by local, regional and national macroeconomic trends, general market conditions and the expectations of the investment community, all of which are largely beyond our control. In addition, the following statements highlight risk factors that may affect our financial condition and results of operations. These are not intended to be an exhaustive discussion of all such risks, and the statements below must be read together with factors discussed elsewhere in this Annual Report on Form 10-K and in our other filings with the SEC.
Our Revenues and Profitability Depend Upon Regulated Rates
Our retail rates are subject to regulation by incorporated municipalities in Texas, the PUCT, the NMPRC and the FERC. The PUCT Final Order established our current retail base rates in Texas, effective January 12, 2016. In addition, the NMPRC Final Order established rates in New Mexico that became effective in July 2016.
Our profitability depends on our ability to recover the costs, including a reasonable return on invested capital, of providing electric service to our customers through base rates approved by our regulators. These rates are generally established based on an analysis of the expenses we incur in a historical test year, and as a result, the rates ultimately approved by our regulators may or may not match our expenses at any given time and recovery of expenses may lag behind the occurrence of those expenses. Rates in New Mexico may be established using projected costs and investment for a future test year period in certain instances. While rate regulation is based on the assumption that we will have a reasonable opportunity to recover our costs and earn a reasonable rate of return on our invested capital, there can be no assurance that our future Texas rate cases or New Mexico rate cases will result in base rates that will allow us to fully recover our costs including a reasonable return on invested capital. There can be no assurance that regulators will determine that all of our costs are reasonable and have been prudently incurred including costs associated with future plant retirements. It is also likely that third parties will intervene in any rate cases and challenge whether our costs are reasonable and necessary. If all of our costs are not recovered, or timely recovered, through the retail base rates ultimately approved by our regulators, our profitability and cash flow could be adversely affected which, over time, could adversely affect our ability to meet our financial obligations.
On February 13, 2017, we filed a general base rate case with the PUCT, Docket No. 46831 (the “2017 Texas rate case”), respectively, to establish new rates and to request recovery of new plant placed into service since April 2015 of approximately $444 million and to recover other cost of service increases. We anticipate that third parties will intervene in the 2017 Texas rate case and we expect them to challenge the reasonableness and necessity of certain of our costs. While we cannot predict the outcome or the timing of the 2017 Texas rate case at this time, we invoked our statutory right to have new rates relate back for consumption on and after July 18, 2017, which is the 155th day after the filing. The difference in rates that would have been billed will be surcharged or refunded to customers after the PUCT's final order in the 2017 Texas rate case. The PUCT has the authority to require us to surcharge or refund such differences over a period not to exceed 18 months. If the PUCT does not increase our rates adequately, our future operations, cash flow and financial condition could be materially and adversely affected. For a full discussion of these rate cases see Part II, Item 8, "Financial Statements and Supplementary Data, Note C of Notes to Financial Statements."
We May Not Be Able To Recover All Costs of New Generation and Transmission Assets
We received approval, both from the PUCT and the NMPRC, to construct Units 3 and 4, two 89 MW simple-cycle aeroderivative combustion turbines at MPS. In 2016, we completed construction of these units, which began commercial operation in May 2016 and September 2016, respectively. We are exposed to the risk of failing to recover all costs associated with the construction of MPS Units 3 and 4 and other new units and transmission assets.
In 2014 and 2016, we issued $150.0 million in aggregate principal amount of 5.00% Senior Notes, due December 1, 2044 for a total principal amount outstanding of $300.0 million. The net proceeds from the 5.00% Senior Notes along with borrowings under our RCF were used to fund the construction of MPS and other capital additions. The costs of financing and constructing these assets are subject to review by the PUCT and NMPRC. To the extent that the PUCT or the NMPRC determines that the costs of construction are not reasonable because of cost overruns, delays or other reasons, we may not be allowed to recover these costs from customers in base rates.
In addition, if future units are not completed on time, we may be required to purchase power or operate less efficient generating units to meet customer requirements. Any replacement purchased power or fuel costs will be subject to regulatory review by the PUCT and the NMPRC. We face financial risks to the extent that recovery is not allowed for any replacement fuel costs resulting from delays in the completion of these new units or other new units.

Weakness in the Economy and Uncertainty in the Financial Markets Could Reduce Our Sales, Hinder Our Capital Programs and Increase Our Funding Obligations for Pensions and Decommissioning
In recent years, the global credit and equity markets and the overall economy have been extremely volatile. These and future events could have a number of effects on our operations and capital programs. For example, tight credit and capital markets could make it difficult and more expensive to raise capital to fund our operations and capital programs. If we are unable to access the credit markets, we could be required to defer or eliminate important capital projects in the future. In addition, declines in the stock market performance may reduce the value of our financial assets and decommissioning trust investments. Similarly, inflationary increases will increase our future decommission obligations. Such market results may also increase our funding obligations for our pension plans, other post-retirement benefit plans and nuclear decommissioning trusts. Changes in the corporate interest rates that we use as the discount rate to determine our pension and other post-retirement liabilities may have an impact on our funding obligations for such plans and trusts. Further, continued economic volatility may result in reduced customer demand, both in the retail and wholesale markets, and increases in customer delinquencies and write-offs. Uncertainty in the credit markets may negatively impact the ability of our customers to finance purchases of our services and could adversely affect the collectability of our receivables. Similarly, actions or inaction of Congress and of governmental agencies can impact our operations. For example, during 2013, sales to public authorities and small commercial and industrial customers were negatively impacted by the federal government sequestration and shutdown. The credit markets and overall economy may also adversely impact the financial health of our suppliers. If that were to occur, our access to and prices for inventory, supplies and capital equipment could be adversely affected. Our power trading counterparties could also be adversely impacted by the market and economic conditions which could result in reduced wholesale power sales or increased counterparty credit risk. Declines in revenues, earnings and cash flow from these events, could impact our ability to fund construction expenditures and impact the level of dividend payments.
There are Inherent Risks in the Ownership of Nuclear Facilities
Our 15.8% ownership interest in Palo Verde, which is the largest nuclear electric generating facility in the United States, subjects us to a number of risks. A significant percentage of our generating capacity, off-system sales margins, assets and operating expenses is attributable to Palo Verde. Our interest in each of the three Palo Verde units totals approximately 633 MW of generating capacity. Palo Verde represents approximately 30% of our available net generating capacity and provided approximately 49% of our energy requirements for the twelve months ended December 31, 2016. Palo Verde comprises approximately 25% of our total net plant-in-service and Palo Verde expenses comprise a significant portion of operation and maintenance expenses. APS is the operating agent for Palo Verde, and we have limited ability under the ANPP Participation Agreement to influence operations and costs at Palo Verde. Palo Verde operated at a capacity factor of 93.2% and 94.3% in the twelve months ended December 31, 2016 and 2015, respectively.
We participate in Palo Verde with one or more parties who may not have the same goals, strategies, priorities or resources as we do and may compete with us. Furthermore, regulatory compliance issues and financial restraints could cause these parties to make decisions that could potentially be adverse to us.
As Palo Verde is a nuclear electric generating facility it is subject to environmental, health and financial risks, such as the ability to obtain adequate supplies of nuclear fuel and water; the ability to dispose of spent nuclear fuel; increases in decommissioning costs due to inflation and regulatory changes, the ability to maintain adequate trust fund reserves for decommissioning; potential liabilities arising out of the operation of these facilities; the costs of securing the facilities against possible terrorist attacks; cyber attacks, or other causes; and unscheduled outages due to equipment and other problems. If a nuclear incident were to occur at Palo Verde, it could materially and adversely affect our results of operations and financial condition. A major incident at a nuclear facility anywhere in the world could cause regulatory bodies to limit or prohibit the operation or licensing of any domestic nuclear unit and to promulgate new regulations that could require significant capital expenditures and/or increase operating costs.
We May Not Be Able to Recover All of Our Fuel Expenses from Customers On a Timely Basis Or at All
In general, by law, we are entitled to recover our reasonable and necessary fuel and purchased power expenses from our customers in Texas and New Mexico. NMPRC Case No. 13-00380-UT provides for energy delivered to New Mexico customers from the deregulated Palo Verde Unit 3 to be recovered through fuel and purchased power costs based upon a previous purchased power contract. Fuel and purchased power expenses in Texas and New Mexico are subject to reconciliation by the PUCT and NMPRC. Prior to the completion of a reconciliation, we record fuel and purchased power costs such that fuel revenues equal recoverable fuel and purchased power expense including the re-priced energy costs for Palo Verde Unit 3 in New Mexico. In the event that recovery of fuel and purchased power expenses is denied in any reconciliation proceeding, the amounts recorded for fuel and purchased power expenses could differ from the amounts we are allowed to collect from our customers, and we would incur a loss to the extent of the disallowance.

In New Mexico, the FPPCAC allows us to reflect current fuel and purchased power expenses in the FPPCAC and to adjust for under-recoveries and over-recoveries with a two-month lag. In Texas, fuel costs are recovered through a fixed fuel factor. In Texas, we can seek to revise our fixed fuel factor based upon our approved formula at least four months after our last revision except in the month of December. If we materially under-recover fuel costs, we may seek a surcharge to recover those costs at any time the balance exceeds a threshold material amount and is expected to continue to be materially under-recovered. During periods of significant increases in natural gas prices, we realize a lag in the ability to reflect increases in fuel costs in our fuel recovery mechanisms in Texas. As a result, cash flow is impacted due to the lag in payment of fuel costs and collection of fuel costs from customers. To the extent the fuel and purchased power recovery processes in Texas and New Mexico do not provide for the timely recovery of such costs, we could experience a material negative impact on our cash flow.
Weather Conditions Affect the Demand for Electricity or Could Result in Unplanned Outages
Our service territory is in west Texas and southern New Mexico and is particularly susceptible to dry and hot temperatures in the summer months. These seasonal weather patterns result in temperatures that can lead to daytime highs exceeding 100 degrees Fahrenheit for extended periods during the summer when we typically experience peak kWh sales at higher summer rates. Milder temperatures during this period will occur occasionally and result in less kWh sales which will adversely affect our results of operations. From time to time, we experience extreme weather conditions, including high winds (usually in the spring months but can occur during other months), that may result in unplanned outages. Under such conditions, we may incur additional costs to repair and, or, to replace equipment. Depending upon the length and extent of the damage, we may also incur additional purchase power costs. Fallen power lines and poles can cause severe damage to customer property and subject us to claims, all of which could have a material adverse effect on our results of operations and cash flows.
Equipment Failures and Other External Factors Can Adversely Affect Our Results
The generation and transmission of electricity require the use of expensive and complex equipment. While we have a maintenance program in place, generating plants are subject to unplanned outages because of equipment failure and severe weather conditions. The advanced age of several of our gas-fired generating units in or near El Paso increases the vulnerability of these units. In the event of unplanned outages, we must acquire power from other sources at unpredictable costs in order to supply our customers and comply with our contractual agreements. This additional purchased power cost would be subject to review and approval of the PUCT and the NMPRC in reconciliation proceedings. As noted above, in the event that recovery for fuel and purchased power expenses could differ from the amounts we are allowed to collect from our customers, we would incur a loss to the extent of the disallowance. This could materially increase our costs and prevent us from selling excess power at wholesale. In addition, actions of other utilities may adversely affect our ability to use transmission lines to deliver or import power, thus subjecting us to unexpected expenses or to the cost and uncertainty of public policy initiatives. We may also incur additional capital and operating costs in connection with the physical security and cyber security of transmission lines and generation facilities. Damage to certain transmission and generation facilities due to vandalism or other deliberate acts, or damage due to severe weather could lead to outages or other adverse effects. We are particularly vulnerable to this because a significant portion of our available energy (at Palo Verde) is located hundreds of miles from El Paso and Las Cruces and must be delivered to our customers over long distance transmission lines. In addition, Palo Verde’s availability is an important factor in realizing off-system sales margins. These factors, as well as interest rates, economic conditions, fuel prices and price volatility could have a material adverse effect on our earnings, cash flow and financial position. While we believe we maintain adequate insurance coverage for such incidents, there is no assurance that all costs in excess of deductible amounts will be reimbursed or that we can maintain such coverage limits in the future at competitive market rates. In the event future insurance costs and/or deductible amounts increase, our financial condition, operating results and cash flows could be materially adversely affected.
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
Cost of compliance with environmental laws and regulations or fines or penalties resulting from non-compliance, if not recovered in our rates, could adversely affect our operations and financial results, especially if emission and/or discharge limits are tightened, more extensive permitting requirements are imposed, additional substances become regulated and the number and types of assets we operate increase. We cannot estimate our compliance costs or any possible fines or penalties with certainty, or the degree to which such costs might be recovered in our rates, due to our inability to predict the requirements and timing of implementation of environmental laws or regulations. For example, the EPA has issued in the recent past various proposed regulations regarding air emissions, such as the revision of the primary and secondary ground-level ozone NAAQS. If these regulations become finalized and survive legal challenges, the cost to us to comply could adversely affect our operations and our financial results.
Climate Change and Related Legislation and Regulatory Initiatives Could Affect Demand for
Electricity or Availability of Resources, and Could Result in Increased Compliance Costs
We emit GHG (including carbon dioxide) through the operation of our power plants. Federal legislation had been introduced in both houses of Congress to regulate GHG emissions and numerous states have adopted programs to stabilize or reduce GHG emissions. Additionally, the EPA is proceeding with regulation of GHG under the CAA. Under EPA regulations finalized in May 2010, formerly known as the "Tailoring Rule", the EPA can impose GHG best achievable control technology requirements for sources, including power plants already required to implement prevention of significant deterioration under the CAA for certain other pollutants.
In addition, in October 2015, the EPA published a final rule establishing NSPS limiting CO2 emissions from new, modified and reconstructed electric generating units. In October 2015, the EPA also published a rule establishing guidelines for states to regulate CO2 emissions from existing power plants, as well as a proposed "federal plan" to address CO2 emissions from affected units in those states that do not submit an approvable compliance plan. The standards for existing plants are known as the Clean Power Plan ("CPP"), under which rule interim emissions performance rates must be achieved beginning in 2022 and final emissions performance rates by 2030. Legal challenges to the CPP have been filed by groups of states and industry members. On February 9, 2016, the U.S. Supreme Court issued a decision to stay the rule until legal issues are resolved. Further, on September 3, 2016, the U.S. signed the 21st Conference of Parties Paris Agreement, which requires countries to set and "represent a progression" in GHG emission reduction goals every five years beginning in 2020. The potential impact of this agreement and GHG rules (if and when finalized) on us is unknown at this time, but they could result in significant costs, limitations on operating hours, and/or changes in construction schedules for future generating units.
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
Adverse Regulatory Decisions or Changes in Applicable Regulations Could Have a Material Adverse Effect on Our
Business or Result in Significant Additional Costs
Our business is subject to extensive federal, state and local laws and regulations regarding safety and performance, siting and construction of facilities, customer service and the rates we can charge our customers, among other things. FERC regulates our wholesale operations, provision of transmission services and compliance with federally mandated reliability standards. FERC has issued a number of rules pertaining to preventing undue discrimination in transmission services and electric reliability standards. Under the Energy Policy Act of 2005, FERC can impose penalties (up to $1,213,503 per violation, per day) for failure to comply with statutes, rules and orders within FERC's jurisdiction, including mandatory electric reliability standards. Additional regulatory authorities have jurisdiction over some of our operations and construction projects, including the EPA, the DOE, the PUCT, the NMPRC and various local regulatory districts (including the cities of El Paso and Las Cruces).

We must periodically apply for licenses and permits from these various regulatory authorities and abide by their respective orders. Should we be unsuccessful in obtaining necessary licenses or permits or should these regulatory authorities initiate any investigations or enforcement actions or impose penalties or disallowances on us, our business could be adversely affected. Existing regulations may be revised or reinterpreted and new laws and regulations may be adopted or become applicable to us or our facilities in a manner that may have a detrimental effect on our business or result in significant additional costs because of our obligation to comply with those requirements.
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
Inflation Could Adversely Affect Our Financial Results
For the past several years, inflation has been relatively low and, therefore has had little impact on our results of operations and financial condition. However, should we experience increases in costs due to inflationary impacts, any delays in requesting and receiving compensatory increases in our base rates could have a material adverse impact on our financial condition, results of operations and cash flows.
Our Line of Business Is Concentrated Solely to the Electric Industry and to One Region
We are a fully vertically integrated electric utility company whose only business is the generation, transmission and distribution of electricity to customers in an area of approximately 10,000 square miles in west Texas and southern New Mexico. Approximately 91% of revenues are directly related to the retail sales of electric power to approximately 400,000 residential, commercial and public authority customers. As such, risks uniquely associated with the utility industry such as changes in utility legislation and regulations, weather patterns in the region and economic conditions will have a greater effect on our overall operating results than otherwise if our operations were more diversified into other lines of business and in a broader geographical area.

New Laws, Regulations and Policies Announced by the Trump Administration Could Impact Our Operations
President Donald Trump campaigned on a number of issues, including increasing border security and immigration regulations, overhauling federal taxes, repealing the Patient Protection Affordable Care Act, withdrawal from the Trans Pacific Partnership agreement, enacting duties on NAFTA imports and reducing the burdens of environmental and climate control regulations. Since President Trump’s inauguration, he has initiated executive orders towards achieving some of these goals; however it is uncertain to what extent President Trump proposes additional new executive orders and the effect such orders will have on the national, regional and local economies. Our service territory borders with Mexico and as such businesses in our service territory rely heavily on commerce with businesses in Mexico. Changes in regulations restricting such commerce activities could reduce our customer growth rate and materially adversely affect our results of operations, financial condition and cash flows.
Both the new administration and the Republicans in the House of Representatives have made public statements in support of comprehensive tax reform, including significant changes to the United States corporate income tax laws. These proposed changes include, among other things, a reduction in the corporate income tax rate, the immediate deductibility of 100% of capital expenditures, and the elimination of the interest expense deduction. We are currently unable to predict whether these reform discussions will result in any significant changes to existing tax laws, or if any such changes would have a cumulative positive or negative impact on us. However, it is possible that changes in the United States federal income tax laws could have a material adverse effect on our results of operations, financial condition, and cash flows.
The Operation of Transmission Lines on Public and Private Properties, including Indian Lands, Could Result in Uncertainty Related to Continued Easements and Rights-of-way and Significantly Impact Our Business
Portions of our transmission lines are located on public and private properties, including Indian lands, pursuant to easements or other rights-of-way that are effective for specified periods. We are unable to predict the final outcome of pending or future approvals by applicable property owners and governing bodies with respect to renewals of these easements and rights-of-way.
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
Our El Paso franchise agreement states that any assignment of the franchise agreement, including a deemed assignment as a result of a change in control of the Company, requires the consent of the City of El Paso. In addition, approval of the NMPRC, PUCT and FERC would likely be required in any transaction involving a change of control.
In addition, Texas law prohibits us from engaging in a business combination with any shareholder for three years from the date that person became an affiliated shareholder by beneficially owning 20% or more of our outstanding common stock, in the absence of certain board of director or shareholder approvals.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
The principal properties of the Company are described in Item 1, "Business," and such descriptions are incorporated herein by reference. Transmission lines are located either on company-owned land, private rights-of-ways, easements or on streets or highways by public consent.
The Company owns an executive and administrative office building and the Eastside Operations Center ( the "EOC"), which opened in early 2015, in El Paso County, Texas. The Company leases land in El Paso, Texas, adjacent to Newman under a lease which expires in June 2033, subject to a renewal option of 25 years. The Company has several other leases for office and parking facilities that expire within the next four years.

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
See Item 1, "Business – Environmental Matters and Regulation," and Part II, Item 8, "Financial Statements and Supplementary Data, Note C, Note L and Note K of Notes to Financial Statements" for discussion of the effects of government legislation and regulation on the Company as well as certain pending legal proceedings.

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company’s common stock trades on the New York Stock Exchange ("NYSE") under the symbol "EE." The intraday high, intraday low and close sales prices for the Company’s common stock, as reported in the consolidated reporting system of the NYSE, and quarterly dividends per share paid by the Company for the periods indicated below were as follows:

	Sales Price
	High	Low	Close	Dividends
			(End of period)
2015
First Quarter	$41.32	$35.43	$38.64	$0.280
Second Quarter	39.26	33.77	34.66	0.295
Third Quarter	38.32	33.90	36.82	0.295
Fourth Quarter	40.35	35.32	38.50	0.295
2016
First Quarter	$46.20	$37.19	$45.88	$0.295
Second Quarter	47.27	42.42	47.27	0.310
Third Quarter	48.75	44.07	46.77	0.310
Fourth Quarter	48.35	42.49	46.50	0.310

Performance Graph
The following graph compares the performance of the Company’s common stock to the performance of Edison Electric Institute’s ("EEI") index of investor-owned electric utilities and the NYSE Composite, setting the value of each at December 31, 2011 to a base of 100. The table sets forth the relative yearly percentage change in the Company’s cumulative total shareholder return, assuming reinvestment of dividends, as compared to EEI and the NYSE Composite, as reflected in the graph.

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
EE	100	96	109	128	127	158
EEI Index	100	102	115	149	143	168
NYSE Composite	100	113	139	145	136	148
As of January 31, 2017, there were 2,313 holders of record of the Company’s common stock. The Company has been paying quarterly cash dividends on its common stock since June 30, 2011 and paid a total of $49.6 million in cash dividends during the twelve months ended December 31, 2016. On January 26, 2017, the Board of Directors declared a quarterly cash dividend of $0.31 per share payable on March 31, 2017 to shareholders of record at the close of business on March 17, 2017. Typically, the Board of Directors reviews the Company’s dividend policy annually in the second quarter of each year. Declaration and payment of dividends is subject to compliance with certain financial tests under Texas law. Since 1999, the Company has also returned cash to shareholders through a stock repurchase program pursuant to which the Company has bought approximately 25.4 million shares at an aggregate cost of $423.6 million, including commissions. Under the Company’s program, purchases can be made at open market prices or in private transactions and repurchased shares are available for issuance under employee benefit and stock incentive plans, or may be retired. On March 21, 2011, the Board of Directors authorized a repurchase of up to 2.5 million shares of the Company’s outstanding common stock (the "2011 Plan"). No shares of common stock were repurchased during the twelve months ended December 31, 2016 under the 2011 Plan. The table below provides the amount of the fourth quarter issuer purchases of equity securities.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (Including Commissions)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2016	—	$—	—	393,816
November 1 to November 30, 2016	—	—	—	393,816
December 1 to December 31, 2016	5,579	46.50	—	393,816
_____________________
(a) Represents shares of common stock delivered to us as payment of withholding taxes due upon the vesting of restricted stock held by our employees, not considered part of the 2011 Plan.
For Equity Compensation Plan Information see Part III, Item 12 – "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Item 6. Selected Financial Data

As of and for the following periods (in thousands except for share and per share data):

	Years Ended December 31,
	2016	2015	2014	2013	2012
Operating revenue	$886,936	$849,869	$917,525	$890,362	$852,881
Operating income	194,861	$146,191	$151,163	$165,635	$168,658
Net income	$96,768	$81,918	$91,428	$88,583	$90,846
Basic earnings per share:
Net income	$2.39	$2.03	$2.27	$2.20	$2.27
Weighted average number of shares outstanding	40,350,688	40,274,986	40,190,991	40,114,594	39,974,022
Diluted earnings per share:
Net income	$2.39	$2.03	$2.27	$2.20	$2.26
Weighted average number of shares and dilutive
potential shares outstanding	40,408,033	40,308,562	40,211,717	40,126,647	40,055,581
Dividends declared per share of common stock	$1.225	$1.165	$1.105	$1.045	$0.97
Cash additions to utility property, plant and equipment	$225,361	$281,458	$277,078	$237,411	$202,387
Total assets (a)	$3,376,278	$3,200,607	$3,033,400	$2,748,139	$2,637,183
Long-term debt, net of current portion (a)	$1,195,513	$1,122,660	$1,122,235	$988,436	$987,960
Common stock equity	$1,074,396	$1,016,538	$984,254	$943,833	$824,999
________________
(a) The Company implemented Accounting Standards Update ("ASU") 2015-03, Interest- Imputation of Interest (Topic 715) and ASU 2015-17, Balance Sheet Classification of Deferred Taxes in the first quarter of 2016, retrospectively to all periods presented in the table above.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As you read this Management’s Discussion and Analysis of Financial Condition and Results of Operations, please refer to our Financial Statements and the accompanying notes, which contain our operating results.
Summary of Critical Accounting Policies and Estimates
Our financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles ("GAAP"). Part II, Item 8, Financial Statements and Supplementary Data, Note A of Notes to Financial Statements contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions. We believe that of our significant accounting policies, the following are noteworthy because they are based on estimates and assumptions that require complex, subjective assumptions by management, which can materially impact reported results. The Company evaluates its estimates on an on-going basis, including those related to depreciation, unbilled revenue, income taxes, fuel costs, pension and other post-retirement obligations and asset retirement obligations ("ARO"). Changes in these estimates or assumptions, or actual results that are different, could materially impact our financial condition and results of operation.
Regulatory Accounting
We apply accounting standards that recognize the economic effects of rate regulation in our Texas, New Mexico and FERC jurisdictions. As a result, we record certain costs or obligations as either assets or liabilities on our balance sheet and amortize them in subsequent periods as they are reflected in regulated rates. The deferral of costs as regulatory assets is appropriate only when the future recovery of such costs is probable. In assessing probability, we consider such factors as specific regulatory orders, regulatory precedent and the current regulatory environment. As of December 31, 2016, we had recorded regulatory assets currently subject to recovery in future rates of approximately $118.9 million and regulatory liabilities of approximately $18.4 million as discussed in greater detail in Part II, Item 8, Financial Statements and Supplementary Data, Note D of the Notes to Financial Statements. Regulatory tax assets of approximately $66.7 million, primarily related to the regulatory treatment of the equity portion of allowance for funds used during construction ("AFUDC") and excess deferred income taxes, are included in regulatory assets.
In the event we determine that we can no longer apply the Financial Accounting Standards Board's (the "FASB") guidance for regulated operations to all or a portion of our operations or to the individual regulatory assets recorded, based on regulatory action, we could be required to record a charge against income in the amount of the unamortized balance of the related regulatory assets. Such an action could materially reduce our total assets, specifically our total deferred charges and other assets, and shareholders' equity.
Collection of Fuel Expense
In general, by law and regulation, our actual fuel and purchased power expenses are recovered from our customers. In times of rising fuel prices, we experience a lag in recovery of higher fuel costs. These costs are subject to reconciliation by the PUCT on a periodic basis every one to three years. The NMPRC, in its discretion, may order that a prudence review be conducted to assure that fuel and purchased power costs recovered from customers are prudently incurred. Prior to the completion of a reconciliation proceeding or audit, we record fuel transactions such that fuel revenues, including fuel costs recovered through the Fuel and Purchased Power Cost Adjustment Clause (the "FPPCAC") in New Mexico, equal fuel expense. In the event that a disallowance of fuel cost recovery occurs during a reconciliation proceeding or an audit, the amounts recorded for fuel and purchased power expenses could differ from the amounts we are allowed to collect from our customers, and we could incur a loss to the extent of the disallowance.
On September 27, 2016, the Company filed an application with the PUCT, designated as PUCT Docket No. 46308, to reconcile $436.6 million of Texas fuel and purchased power expenses incurred during the period of April 1, 2013 through March 31, 2016. As of December 31, 2016, Texas jurisdictional fuel and purchased power costs subject to a future Texas fuel reconciliation are approximately $114.4 million. The NMPRC approved the continuation of its use of the FPPCAC without modification and the Company’s application requesting reconciliation of fuel and purchased power costs through December 2012 in Case No. 13-00380-UT. The Company's request to reconcile its fuel and purchased power costs for the period January 1, 2013 through December 31, 2014 was approved in Case No. 15-00127-UT. New Mexico jurisdictional costs subject to prudence review are costs from January 1, 2015 through December 31, 2016 that total approximately $114.6 million.
The Company recovers fuel and purchased power costs from the RGEC pursuant to an ongoing contract with a two-year notice to terminate provision. The contract includes a fuel adjustment clause designed to recover all eligible fuel and purchased power costs allocable to the RGEC and is updated on an annual basis. This update is reviewed and approved by the RGEC annually in February following the prior calendar year. As of December 31, 2016, the RGEC fuel costs subject to review were approximately $1.4 million.
Decommissioning Costs and Estimated Asset Retirement Obligation
Pursuant to the ANPP Participation Agreement, the rules and regulations of the Nuclear Regulatory Commission and federal law, we must fund our share of the estimated costs to decommission Palo Verde Units 1, 2, 3 and associated common areas. The determination of the estimated liability is based on site-specific estimates, which are updated every three years and involve numerous judgments and assumptions, including estimates of future decommissioning costs at current price levels, escalation rates and discount rates. The Palo Verde ARO is approximately $79.6 million and represents approximately 97% of our total ARO balance of $81.8 million as of December 31, 2016. A 10% increase in the estimates of future Palo Verde decommissioning costs at current price levels would have increased the ARO liability by approximately $7.8 million at December 31, 2016. For further details see Part II, Item 8, "Financial Statements and Supplementary Data, Note E of Notes to Financial Statements."
We are required to fund estimated nuclear decommissioning costs over the life of the generating facilities through the use of external trust funds pursuant to rules of the Nuclear Regulatory Commission, PUCT and the ANPP Participation Agreement. Historically, in Texas and New Mexico, we have been permitted to collect the funding requirements for our nuclear decommissioning trusts as part of our rates, except for a portion of Palo Verde Unit 3, which is deregulated in the New Mexico jurisdiction. While we periodically attempt to seek to recover the costs of decommissioning obligations through our rates, we are not able to conclude, given the currently available evidence, that it is probable these costs will continue to be collected over the period until decommissioning begins in 2044. We are ultimately responsible for these costs, and our future actions combined with future decisions from regulators will determine how successful we are in this effort.
The funding amounts are based on assumptions about future investment returns and future decommissioning cost escalations. If the rates of return earned by the trusts fail to meet expectations or if estimated costs to decommission the nuclear plant increase beyond our expectations, we would be required to increase our funding to the nuclear decommissioning trusts.
Our decommissioning trust funds consist of equity securities and fixed income instruments and are carried at fair value. We face interest rate risk on the fixed income instruments, which consist primarily of municipal, federal and corporate bonds and which were valued at $119.9 million as of December 31, 2016. A hypothetical 10% increase in interest rates would have reduced the fair values of these funds by $1.4 million at December 31, 2016. Our decommissioning trust funds also include marketable equity securities of approximately $129.8 million at December 31, 2016. A hypothetical 20% decrease in equity prices would have reduced the fair values of these funds by $26.0 million at December 31, 2016. Declines in market prices could require that additional amounts be contributed to our nuclear decommissioning trusts to maintain minimum funding requirements.
We do not anticipate expending monies held in the nuclear decommissioning trusts before 2044 or a later period when decommissioning of Palo Verde begins.
Future Pension and Other Post-retirement Obligations
We maintain a qualified noncontributory defined benefit pension plan, which covers substantially all of our employees, and two non-funded nonqualified supplement plans that provide benefits in excess of amounts permitted under the provisions of the tax law for certain participants in the qualified plan. We also sponsor a plan that provides other post-retirement benefits, such as health and life insurance benefits to retired employees. Our net obligations under these various benefit plans at December 31, 2016 totaled $129.9 million and are recorded as liabilities on our balance sheet. The net periodic benefit costs for these plans totaled $3.8 million for the twelve months ended December 31, 2016.
During October 2016, we approved and communicated a plan amendment that resulted in a remeasurement of our other post-retirement benefit plan. Effective January 1, 2017, retirees and dependents that are less than 65 years of age are offered a choice between a $1,000 and $2,250 deductible plan. Additionally, retirees and dependents that are 65 years of age or greater are covered by a fully insured Medicare advantage plan. The impact of these plan changes was a reduction in the other post-retirement benefit plan obligation of $32.7 million as of December 31, 2016.
Our pension and other post-retirement benefit liabilities and the related net periodic benefit costs are calculated on the basis of a number of actuarial assumptions regarding discount rates, expected return on plan assets, rate of compensation increase, life expectancy of retirees and health care cost inflation. For 2016, the discount rates used to measure our year end liabilities are based on a segmented spot rate yield curve that matches projected future payments with the appropriate interest rate applicable to the timing of the projected future benefit payments. As of December 31, 2016, the corresponding weighted-average discount rates range from 3.76% to 4.36% depending upon the benefit plan.

Our overall expected long-term rate of return on assets for the pension trust fund is 7.0% effective January 1, 2017, which is both a pre-tax and after-tax rate as pension funds are generally not subject to income tax. Our overall expected long-term rate of return on assets for the other post-retirement benefits trust, on an after-tax basis, is 4.875% effective January 1, 2017. Both expected long-term rates of return are based on the after-tax weighted average of the expected returns on investments. The expected returns on investments in the pension trust and the other post-retirement benefits trust are based upon the target asset allocations for the two trusts.
Our accrued post-retirement benefit liability and the service and interest components of the related net periodic benefit costs are calculated using an actuarial assumption regarding health care cost inflation. For measurement purposes, a 6.5%, 7.5%, 4.5% and 10.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2017 for pre-65 medical, pre-65 drug, post-65 medical and post-65 drug, respectively. The health care cost trend rates are assumed to decline steadily to an ultimate rate of 4.5% by 2025 for pre-65 medical and by 2026 for pre-65 and post-65 drug. Post-65 medical trend is assumed to be 4.5% for all years into the future. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan.
The estimated rate of compensation increase used in our Retirement Plans is 4.5% and is based on recent trends for all non-union employees and the amounts we are contractually obligated for union employees.
In 2016, we changed the method used to estimate the service and interest components of net periodic benefit cost for pension and other post-retirement benefits. This change, compared to the previous method, resulted in a decrease in the service cost and interest cost components in 2016, and is expected to result in a decrease in the service cost and interest cost components in future periods. Historically, we estimated service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. In 2016, we elected to utilize a full yield curve approach to estimate these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. We believe the new approach provides a more precise measurement of service and interest costs by aligning the timing of the plan’s liability cash flows to the corresponding spot rates on the yield curve. We accounted for this change as a change in accounting estimate and accordingly, accounted for this prospectively. The change in estimate decreased the service and interest components of net periodic benefit cost for pension and other post-retirement benefits in 2016 by approximately $2.9 million and $0.8 million, respectively.
The following table reflects the sensitivities that a change in certain actuarial assumptions would have had on the December 31, 2016 reported pension liability and our 2016 reported pension expense (in thousands):

	Increase (Decrease)
Actuarial Assumption	Impact on Pension Liability	Impact on Pension Expense
Discount rate:
Increase 1%	$(41,843)	$(3,601)
Decrease 1%	51,463	4,343
Expected long-term rate of return on plan assets:
Increase 1%	N/A	(2,698)
Decrease 1%	N/A	2,698
Compensation rate:
Increase 1%	6,615	1,241
Decrease 1%	(6,002)	(1,106)

The following chart reflects the sensitivities that a change in certain actuarial assumptions would have had on the December 31, 2016 other post-retirement benefit obligations and our 2016 reported other post-retirement benefit expense (in thousands):

	Increase (Decrease)
Actuarial Assumption	Impact on Other Post-retirement Benefit Obligation	Impact on Other Post-retirement Benefit Expense	Impact on Other Post-retirement Service and Interest Cost
Discount rate:
Increase 1%	$(9,631)	$(1,329)	$(276)
Decrease 1%	12,246	1,595	350
Healthcare cost trend rate:
Increase 1%	11,222	2,342	1,252
Decrease 1%	(8,951)	(1,919)	(973)
Expected long-term rate of return on plan assets:
Increase 1%	N/A	(376)	N/A
Decrease 1%	N/A	376	N/A
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
When appropriate, we record a valuation allowance against deferred tax assets to reflect that these tax assets may not be realized. In assessing the likelihood of the realization of deferred tax assets, management considers the estimated amount and character of future taxable income. Significant changes in these judgments and estimates could have a material impact on the results of operations and financial position of the Company. There were no valuation allowances for deferred tax assets as of December 31, 2016.
We recognize tax benefits that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon settlement. The unrecognized tax benefits that do not meet the recognition and measurement standards were $2.6 million as of December 31, 2016.

Overview
The following is an overview of our results of operations for the years ended December 31, 2016, 2015 and 2014. Net income and basic earnings per share for the years ended December 31, 2016, 2015 and 2014 are shown below:

	Years Ended December 31,
	2016	2015	2014
Net income (in thousands)	$96,768	$81,918	$91,428
Basic earnings per share	2.39	2.03	2.27
Financial Effect of the PUCT Final Order
On August 25, 2016, the PUCT approved the Unopposed Settlement and issued its final order in Docket No.44941 (the "PUCT Final Order"), as proposed. See Part II, Item 8, "Financial Statements and Supplementary Data, Note C of Notes to Financial Statements."
For financial reporting purposes, the Company deferred any recognition of the Company's request in its 2015 Texas Retail Rate Case until it received the PUCT Final Order on August 25, 2016. Accordingly, in the third quarter of 2016, the Company reported the cumulative effect of the PUCT Final Order, which related back to January 12, 2016.

The increase (decrease) on operations resulting from the PUCT Final Order is categorized in the following periods based on consumption (in thousands):

	Three Months Ended				Twelve Months Ended
Category	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	December 31, 2016
Retail non-fuel base rate increase:
Relate back	$4,782	$—	$—	$—	$4,782
Interim rates	457	10,417	15,138	—	26,012
Additional non-fuel base rate increase for Four Corners	708	867	1,328	853	3,756
Base rate increase	—	—	—	6,321	6,321
Retail non-fuel base rate increase, total	$5,947	$11,284	$16,466	$7,174	$40,871
Miscellaneous service revenues	353	400	390	379	1,522
Revenue taxes	(19)	(436)	(643)	(238)	(1,336)
Depreciation	2,491	2,510	2,412	2,849	10,262
Rate case expense	—	—	(600)	(395)	(995)
AFUDC	(106)	(87)	(72)	(52)	(317)
Pre-tax increase	$8,666	$13,671	$17,953	$9,717	$50,007
Income tax expense (a)	4,104	5,677	7,221	5,714	22,716
After-tax increase	$4,562	$7,994	$10,732	$4,003	$27,291

(a)
In the third quarter of 2016, the Company changed its accounting for state income taxes from the flow-through method to the normalization method in accordance with the PUCT Final Order and the NMPRC Final Order. The impact of the change was additional income tax expense of $5.1 million for the twelve months ended December 31, 2016.

The following table and accompanying explanations show the primary factors affecting the after-tax change in income between the calendar years ended 2016 and 2015, 2015 and 2014, and 2014 and 2013 (in thousands):

	2016		2015		2014
Prior year December 31 net income	$81,918		$91,428		$88,583
Changes (net of tax):
Increased (decreased) retail non-fuel base revenues	28,802	(a)	9,290	(b)	(3,533)	(c)
Decreased (increased) depreciation and amortization	3,580	(d)	(4,214)	(e)	(2,415)	(f)
Increased (decreased) non-base revenue, net of energy expense	804		(5,370)	(g)	3,779	(h)
Changes in the effective tax rate	(5,343)	(i)	1,540	(j)	15
(Decreased) increased allowance for funds used during construction	(4,887)	(k)	(4,953)	(l)	6,157	(m)
Increased interest on long-term debt (net of capitalized interest)	(3,700)	(n)	(4,516)	(o)	(390)
(Decreased) increased investment and interest income	(2,784)	(p)	3,084	(q)	5,309	(r)
Increased taxes other than income taxes	(1,168)	(s)	(641)		(3,252)	(t)
Other	(454)		(3,730)		(2,825)
Current year December 31 net income	$96,768		$81,918		$91,428
______________________
Footnotes reflect pre-tax amounts

(a)	Increased retail non-fuel base revenues primarily due to the recognition of $40.9 million related to the PUCT Final Order.

(b)
Retail non-fuel base revenues increased, primarily due to (i) increased revenues of $11.9 million from our residential customers due to hotter weather in the third quarter of 2015 contributing to a 4.9% increase in kWh sales; (ii) increased revenues of $2.0 million from small commercial and industrial customers due to a 1.1% increase in kWh sales resulting from hotter weather and a 1.6% increase in the average number of customers and (iii) a $1.2 million increase from large commercial and industrial customers. These increases were partially offset by an $0.8 million decrease from sales to public authorities due to a military installation moving a portion of their load to an interruptible rate.

(c)
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

(d)
Depreciation and amortization decreased primarily due to (i) a reduction of approximately $10.9 million resulting from changes in depreciation rates approved in the PUCT Final Order and the NMPRC Final Order and (ii) the sale of the Company's interest in Four Corners. These decreases were partially offset by an increase in plant, primarily due to MPS Units 1 and 2 and the EOC each being placed in service in March 2015, and MPS Units 3 and 4 being placed in service in May 2016 and September 2016, respectively.

(e)
Depreciation and amortization increased due to increased depreciable plant balances including MPS Units 1 and 2 and the EOC which began commercial operation in the first quarter of 2015, partially offset by a change in the estimated useful life of certain large intangible software systems.

(f)	Depreciation and amortization increased due to increased depreciable plant balances including Rio Grande Unit 9, which began commercial operation in the second quarter of 2013.

(g)
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

(h)
Non-base revenues, net of energy expenses increased due to: (i) recognition of $2.2 million in Palo Verde performance rewards associated with the 2009 to 2012 performance periods, net of disallowed fuel and purchased power costs related to the resolution of the Texas fuel reconciliation proceeding designated as PUCT Docket No. 41852; (ii) a $2.0 million Texas Energy Efficiency bonus awarded in the fourth quarter of 2014 and (iii) an increase of $3.6 million in deregulated Palo Verde Unit 3 revenues. The increase was partially offset by a decrease of $3.3 million in transmission wheeling revenues.

(i)	The effective tax rate increased due to the change to normalize state income taxes in accordance with the PUCT Final Order and the NMPRC Final Order.

(j)
The effective tax rate decreased due to a decrease in state income taxes and an increase in decommissioning income. These decreases were partially offset by a decrease in AEFUDC and the loss of the domestic production activities deduction in 2015.

(k)
AFUDC decreased due to lower balances of CWIP, primarily due to the MPS units and the EOC being placed in service in 2015 and 2016, and a reduction in the AFUDC rate effective January 2016 as a result of the PUCT Final Order.

(l)
AFUDC decreased primarily due to lower balances of construction work in process primarily due to MPS Units 1 and 2, and the EOC being placed in service during the first quarter of 2015 and a reduction in the AFUDC rate.

(m)	AFUDC increased, primarily due to higher balances of CWIP subject to AFUDC, reflecting construction work in progress on MPS and the EOC.

(n)	Interest on long-term debt increased, primarily due to the $150.0 million principal amount of senior notes issued in March 2016.

(o)	Interest on long-term debt increased, primarily due to the $150.0 million principal amount of senior notes issued in December 2014.

(p)
Investment and interest income decreased primarily due to lower realized gains on securities sold from the Company’s Palo Verde decommissioning trust in 2016 compared to 2015. The net gains reported in 2016 and 2015 are primarily the result of the Company's efforts to re-balance and further diversify its Palo Verde decommissioning trust fund investments.

(q)	Investment and interest income increased, primarily due to further diversification and re-balancing our Palo Verde decommissioning trust fund equity portfolio.

(r)	Investment and interest income increased, primarily due to increased gains on the sales of equity investments in our Palo Verde decommissioning trust funds.

(s)
Taxes other than income taxes increased primarily due to increased property tax rates and valuations in Texas as a result of MPS Units 1 and 2 and the EOC being placed in service during the first quarter of 2015 and increased billed revenues for Texas revenue related taxes. These increases were partially offset by decreased property taxes in Arizona due to lower property values.

(t)
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
Operating revenues
We realize revenue from the sale of electricity to retail customers at regulated rates and the sale of energy in the wholesale power market generally at market-based prices. Sales for resale, which are FERC-regulated cost-based wholesale sales within our service territory, accounted for less than 1% of revenues in each of 2016, 2015 and 2014.
Revenues from the sale of electricity include fuel costs that are recovered from our customers through fuel adjustment mechanisms. Historically, a significant portion of fuel costs have been recovered through base rates in New Mexico. Effective July 1, 2016, with the implementation of the NMPRC Final Order, fuel costs are no longer recovered through base rates. Beginning July 1, 2016, all fuel costs are recovered through a fuel adjustment mechanism. We record deferred fuel revenues for the difference between actual fuel costs and recoverable fuel revenues until such amounts are collected from or refunded to customers. "Non-fuel base revenues" refers to our revenues from the sale of electricity excluding such fuel costs.
Retail non-fuel base revenue percentages by customer class are presented below:

	Years Ended December 31,
	2016	2015	2014
Residential	46%	44%	42%
Commercial and industrial, small	32	33	34
Commercial and industrial, large	6	7	7
Sales to public authorities	16	16	17
Total retail non-fuel base revenues	100%	100%	100%
No retail customer accounted for more than 4% of our non-fuel base revenues during such periods. As shown in the table above, residential and small commercial customers comprise 78% of our non-fuel base revenues. While this customer base is more stable, it is also more sensitive to changes in weather conditions. The current rate structures in Texas and New Mexico reflect higher base rates during the peak summer season of May through October and lower base rates from November through April for our residential and small commercial and industrial customers. As a result, our business is seasonal, with higher kWh sales and revenues during the summer cooling season. The following table sets forth the percentage of our retail non-fuel base revenues derived during each quarter for the periods presented:

	Years Ended December 31,
	2016	2015	2014
January 1 to March 31	17%	18%	19%
April 1 to June 30	25	26	27
July 1 to September 30	38	35	33
October 1 to December 31	20	21	21
Total	100%	100%	100%
Weather significantly impacts our residential, small commercial and industrial customers, and to a lesser extent, our sales to public authorities. Heating and cooling degree days can be used to evaluate the effect of weather on energy use. For each degree the average outdoor temperature varies from a standard of 65 degrees Fahrenheit, a degree day is recorded. The table below shows heating and cooling degree days compared to a 10-year average for 2016, 2015 and 2014.

	2016	2015	2014	10-year Average
Cooling degree days	2,811	2,839	2,671	2,732
Heating degree days	1,851	2,095	1,900	2,157

Customer growth is a key driver in the growth of retail sales. The average number of retail customers grew 1.5% and 1.4% in 2016 and 2015, respectively. See the tables presented on pages 37 and 38 which provide detail on the average number of retail customers and the related revenues and kWh sales.
Retail non-fuel base revenues. Retail non-fuel base revenues increased primarily due to the recognition of $40.9 million related to the PUCT Final Order. Excluding the $40.9 million PUCT Final Order impact, for the twelve months ended December 31, 2016, retail non-fuel base revenues increased $3.4 million, pre-tax, or 0.6%, compared to the twelve months ended December
31, 2015. This increase was primarily due to increased revenues from residential customers of $3.5 million due to a 1.3% increase in kWh sales and increased revenues from small commercial and industrial customers of $2.5 million due to a 0.8% increase in kWh sales. Increased kWh sales from residential customers and small commercial and industrial customers were driven by a 1.4% and 1.9% increase in the average number of customers, respectively, offset in part by milder weather during the twelve months ended December 31, 2016 compared to the twelve months ended December 31, 2015. Revenues decreased $2.4 million from large commercial and industrial customers during the twelve months ended December 31, 2016 compared to the twelve months ended December 31, 2015 due to a 3.0% decrease in kWh sales, due primarily to reduced demand by the steel manufacturing industry, and a decrease in surcharges billed to a large customer in 2016 compared to 2015. Revenues decreased $0.2 million from public authority customers reflecting a 0.8% decrease in kWh sales. Cooling degree days were relatively consistent with 2015 and were 2.9% over the 10-year average. Heating degree days decreased 11.6% in 2016, compared to 2015, and were 14.2% below the 10-year average.
Retail non-fuel base revenues increased $14.3 million, or 2.6%, for the twelve months ended December 31, 2015 when compared to the twelve months ended December 31, 2014. This increase includes an $11.9 million increase in revenues from residential customers and a $2.0 million increase in revenues from small commercial and industrial customers reflecting hotter summer weather and increases of 1.3% and 1.6%, respectively, in the average number of residential customers and small commercial and industrial customers. KWh sales to public authorities increased 1.5% while revenue declined by $0.8 million, primarily due to a military installation moving a portion of their load to an interruptible rate. Retail non-fuel revenues from large commercial and industrial customers increased $1.2 million due to a surcharge billed to a large customer. Cooling degree days increased 6.3% in 2015, when compared to the same period in the prior year, and were 5.3% over the 10-year average. Heating degree days increased 10.3% for 2015, compared to 2014, and were 3.6% below the 10-year average.
Fuel revenues. Fuel revenues consist of (i) revenues collected from customers under fuel recovery mechanisms approved by the state commissions and the FERC, (ii) deferred fuel revenues which are comprised of the difference between fuel costs and fuel revenues collected from customers and (iii) prior to July 1, 2016, fuel costs recovered in base rates in New Mexico.
In Texas, fuel costs are recovered through a fixed fuel factor. We can seek to revise our fixed fuel factor based upon an approved formula at least four months after our last revision, except in the month of December. In addition, if we materially over-recover fuel costs, we must seek to refund the over-recovery, and if we materially under-recover fuel costs, we may seek a surcharge to recover those costs. Fuel over and under recoveries are defined as material when they exceed 4% of the previous twelve months' fuel costs. On April 15, 2015, we filed a request, which was assigned PUCT Docket No. 44633, to reduce our fixed fuel factor by approximately 24% to reflect an expected reduction in fuel expense. The over-recovered balance was below the materiality threshold. The reduction in the fixed fuel factor was effective on an interim basis May 1, 2015 and was approved by the PUCT on May 20, 2015. On November 30, 2016, we filed a request, which was assigned PUCT Docket No. 46610, to increase our fixed fuel factor by approximately 28.8% to reflect increased fuel expenses primarily related to an increase in the price of natural gas used to generate power. The increase in the fixed fuel factor was effective on an interim basis January 3, 2017 and approved by the PUCT on January 10, 2017. On September 27, 2016, we filed an application with the PUCT, designated as PUCT Docket No. 46308, to reconcile $436.6 million of Texas fuel and purchased power expenses incurred during the period of April 1, 2013 through March 31, 2016.
In New Mexico, effective July 1, 2016, with the implementation of the NMPRC Final Order, fuel and purchased power costs will no longer be recovered through base rates, as it was historically, but will be completely recovered through the Fuel and Purchased Power Cost Adjustment Clause (the "FPPCAC"). Fuel and purchased power costs are reconciled to actual costs on a monthly basis and recovered or refunded to customers the second succeeding month. The Company's request to reconcile its fuel and purchased power costs for the period January 1, 2013 through December 31, 2014 was approved in the NMPRC Final Order.
In March 2015 and March 2016, $5.8 million and $1.6 million, respectively, were credited to customers through the applicable fuel adjustment clauses as the result of a reimbursement from the DOE related to spent nuclear fuel storage.
We under-recovered fuel costs by $14.9 million in the twelve months ended December 31, 2016. We over-recovered fuel costs by $13.3 million and under-recovered $3.1 million in the twelve months ended December 31, 2015 and 2014, respectively. At December 31, 2016, we had a net fuel under-recovery balance of $10.9 million, including an under-recovery of $11.1 million in Texas offset by an over-recovery of $0.2 million in New Mexico.

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
The table below shows MWhs, sales revenue, fuel cost, total margins and retained margins made on off-system sales for the twelve months ended December 31, 2016, 2015 and 2014 (in thousands, except for MWhs).

	Years Ended December 31,
	2016	2015	2014
MWh sales	1,927,508	2,500,947	2,609,769
Sales revenue	$45,702	$64,816	$97,980
Fuel cost	$38,933	$52,406	$74,716
Total margins	$6,769	$12,410	$23,264
Retained margins	$1,137	$1,362	$2,147

Off-system sales revenue decreased $19.1 million, or 29.5%, and the related retained margins decreased $0.2 million, or 16.5%, for the twelve months ended December 31, 2016 when compared to 2015 as a result of lower average market prices for power and a 22.9% decrease in MWh sales. Off-system sales revenues decreased $33.2 million, or 33.8%, and the related retained margins decreased $0.8 million, or 36.6%, for the twelve months ended December 31, 2015 when compared to 2014 as a result of lower average market prices for power and a 4.2% decrease in MWh sales.

Comparisons of kWh sales and operating revenues are shown below:

			Increase (Decrease)
Years Ended December 31:	2016	2015	Amount	Percent
kWh sales (in thousands):
Retail:
Residential	2,805,789	2,771,138	34,651	1.3%
Commercial and industrial, small	2,403,447	2,384,514	18,933	0.8
Commercial and industrial, large	1,030,745	1,062,662	(31,917)	(3.0)
Sales to public authorities	1,572,510	1,585,568	(13,058)	(0.8)
Total retail sales	7,812,491	7,803,882	8,609	0.1
Wholesale:
Sales for resale	62,086	63,347	(1,261)	(2.0)
Off-system sales	1,927,508	2,500,947	(573,439)	(22.9)
Total wholesale sales	1,989,594	2,564,294	(574,700)	(22.4)
Total kWh sales	9,802,085	10,368,176	(566,091)	(5.5)
Operating revenues (in thousands):
Non-fuel base revenues:
Retail:
Residential	$278,774	$246,265	$32,509	13.2%
Commercial and industrial, small	194,942	187,436	7,506	4.0
Commercial and industrial, large	39,070	40,411	(1,341)	(3.3)
Sales to public authorities	96,881	91,244	5,637	6.2
Total retail non-fuel base revenues (1)	609,667	565,356	44,311	7.8
Wholesale:
Sales for resale	2,407	2,455	(48)	(2.0)
Total non-fuel base revenues	612,074	567,811	44,263	7.8
Fuel revenues:
Recovered from customers during the period	148,397	127,765	20,632	16.1
Under (over) collection of fuel (2)	14,893	(13,342)	28,235	-
New Mexico fuel in base rates	33,279	72,129	(38,850)	(53.9)
Total fuel revenues (3)	196,569	186,552	10,017	5.4
Off-system sales:
Fuel cost	38,933	52,406	(13,473)	(25.7)
Shared margins	5,632	11,048	(5,416)	(49.0)
Retained margins	1,137	1,362	(225)	(16.5)
Total off-system sales	45,702	64,816	(19,114)	(29.5)

Other (4) (5)	32,591	30,690	1,901	6.2
Total operating revenues	$886,936	$849,869	$37,067	4.4
Average number of retail customers (6):
Residential	362,138	356,969	5,169	1.4%
Commercial and industrial, small	41,014	40,250	764	1.9
Commercial and industrial, large	49	49	—	-
Sales to public authorities	5,303	5,250	53	1.0
Total	408,504	402,518	5,986	1.5
 ___________________________

(1)	Includes a $40.9 million increase resulting from the PUCT Final Order in 2016.

(2)
Includes the portion of DOE refunds related to spent fuel storage of $1.6 million and $5.8 million in 2016 and 2015, respectively, that were credited to customers through the applicable fuel adjustment clauses.

(3)	Includes deregulated Palo Verde Unit 3 revenues for the New Mexico jurisdiction of $8.7 million and $9.7 million in 2016 and 2015, respectively.

(4)	Includes an Energy Efficiency Bonus of $0.5 million and $1.3 million in 2016 and 2015, respectively.

(5)	Represents revenues with no related kWh sales and includes $1.5 million increase resulting from the PUCT Final Order in 2016.

(6)	The number of retail customers presented is based on the number of service locations.

			Increase (Decrease)
Years Ended December 31:	2015	2014	Amount	Percent
kWh sales (in thousands):
Retail:
Residential	2,771,138	2,640,535	130,603	4.9%
Commercial and industrial, small	2,384,514	2,357,846	26,668	1.1
Commercial and industrial, large	1,062,662	1,064,475	(1,813)	(0.2)
Sales to public authorities	1,585,568	1,562,784	22,784	1.5
Total retail sales	7,803,882	7,625,640	178,242	2.3
Wholesale:
Sales for resale	63,347	61,729	1,618	2.6
Off-system sales	2,500,947	2,609,769	(108,822)	(4.2)
Total wholesale sales	2,564,294	2,671,498	(107,204)	(4.0)
Total kWh sales	10,368,176	10,297,138	71,038	0.7
Operating revenues (in thousands):
Non-fuel base revenues:
Retail:
Residential	$246,265	$234,371	$11,894	5.1%
Commercial and industrial, small	187,436	185,388	2,048	1.1
Commercial and industrial, large	40,411	39,239	1,172	3.0
Sales to public authorities	91,244	92,066	(822)	(0.9)
Total retail non-fuel base revenues	565,356	551,064	14,292	2.6
Wholesale:
Sales for resale	2,455	2,277	178	7.8
Total non-fuel base revenues	567,811	553,341	14,470	2.6
Fuel revenues:
Recovered from customers during the period	127,765	161,052	(33,287)	(20.7)
Under (over) collection of fuel (1)	(13,342)	3,110	(16,452)	-
New Mexico fuel in base rates	72,129	71,614	515	0.7
Total fuel revenues (2)	186,552	235,776	(49,224)	(20.9)
Off-system sales:
Fuel cost	52,406	74,716	(22,310)	(29.9)
Shared margins	11,048	21,117	(10,069)	(47.7)
Retained margins	1,362	2,147	(785)	(36.6)
Total off-system sales	64,816	97,980	(33,164)	(33.8)

Other (3) (4)	30,690	30,428	262	0.9
Total operating revenues	$849,869	$917,525	$(67,656)	(7.4)
Average number of retail customers (5):
Residential	356,969	352,277	4,692	1.3%
Commercial and industrial, small	40,250	39,600	650	1.6
Commercial and industrial, large	49	49	—	-
Sales to public authorities	5,250	5,088	162	3.2
Total	402,518	397,014	5,504	1.4
 _______________________

(1)
Includes the portion of DOE refund related to spent fuel storage of $5.8 million and $7.9 million in 2015 and 2014, respectively, that were credited to customers through the applicable fuel adjustment clauses. 2014 includes $2.2 million related to Palo Verde performance rewards, net.

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

Energy expenses
Our sources of energy include electricity generated from our nuclear, natural gas and coal generating plants and purchased power. After adding the new natural gas generating units (MPS Units 1 and 2) in March 2015 and (MPS Units 3 and 4) in May 2016 and September 2016, respectively, into the Company's system generating resources, Palo Verde represents approximately 30% of our available net generating capacity and approximately 58% of our Company-generated energy for the twelve months ended December 31, 2016. Fluctuations in the price of natural gas, which is also the primary factor influencing the price of purchased power, have had a significant impact on our cost of energy.
Energy expenses decreased $8.5 million, or 3.5%, for the twelve months ended December 31, 2016 compared to the twelve months ended December 31, 2015, primarily due to (i) decreased natural gas costs of $10.6 million due to a 6.3% decrease in the MWhs generated with natural gas and (ii) decreased coal costs of $7.8 million as a result of the sale of our interest in Four Corners, a coal-fired generation station, on July 6, 2016. These decreases in energy expenses were partially offset by (i) increased total purchased power of $6.2 million due to a 11.6% increase in the MWhs purchased and (ii) increased nuclear fuel expense of $3.7 million due to a $4.6 million reduction in the 2016 DOE refund compared to 2015.
Energy expenses decreased $73.9 million, or 23.4%, for the twelve months ended December 31, 2015 compared to 2014, primarily due to (i) decreased natural gas costs of $62.5 million due to a 32.0% decrease in the average price of natural gas, (ii) decreased total purchased power of $11.3 million due to a 18.7% decrease in the average price of total purchased power and (iii) decreased nuclear fuel expense of $1.2 million due to a 7.2% decrease in the cost of nuclear fuel consumed. The decrease in energy expense was partially offset by (i) a $2.1 million reduction in the 2015 DOE refund compared to 2014 and (ii) an increase in coal costs of $1.0 million due to a 10.3% increase in the MWhs generated with coal.
The table below details the sources and costs of energy for 2016, 2015 and 2014.

	2016				2015
Fuel Type	Cost		MWh	Cost per MWh	Cost		MWh	Cost per MWh
	(in thousands)				(in thousands)
Natural Gas	$123,806		3,550,904	$34.87	$134,361		3,790,659	$35.45
Coal	6,154	(a)	175,258	35.11	13,913		657,744	21.15
Nuclear	43,778	(b)	5,093,844	8.94	40,126	(b)	5,136,686	9.06
Total	173,738		8,820,006	19.90	188,400		9,585,089	20.32
Purchase Power:
Photovoltaic	23,413		289,800	80.79	22,495		277,241	81.14
Other	36,314		1,262,451	28.76	31,050		1,113,705	27.88
Total purchased power	59,727		1,552,251	38.48	53,545		1,390,946	38.50
Total energy	$233,465		10,372,257	22.68	$241,945		10,976,035	22.63

	2014
Fuel Type	Cost		MWh	Cost per MWh
	(in thousands)
Natural Gas	$196,833		3,774,209	$52.15
Coal	12,883		596,252	21.61
Nuclear	41,289	(b)	5,106,668	9.76
Total	251,005		9,477,129	27.39
Purchase Power:
Photovoltaic	19,575		227,979	85.86
Other	45,229		1,162,511	39.80
Total purchased power	64,804		1,390,490	47.35
Total energy	$315,809		10,867,619	29.94
 _____________________
(a) The sale of our interest in Four Corners, a coal-fired generation station, closed on July 6, 2016.
(b) Costs includes a DOE refund related to spent fuel storage of $1.8 million, $6.4 million, and $8.5 million recorded in 2016, 2015, and 2014, respectively. Cost per MWh excludes this settlement.

Other operations expense
Other operations expense decreased $0.9 million, or 0.4%, in 2016 compared to 2015, primarily due to (i) a $2.7 million decrease in pension and benefits costs due to an amendment to the other post-retirement benefit plan and changes in actuarial assumptions used to calculate expenses for the post-retirement benefit plans, partially offset by higher medical and other employee benefit costs, (ii) decreased operations expense of $0.9 million at our fossil-fuel generating plants, primarily due to lower operating costs as a result of the sale of our interest in Four Corners offset by increased operating expenses at the MPS, and (iii) decreased other administrative and general expenses of $0.5 million. These decreases were partially offset by (i) a $2.3 million increase in regulatory expenses, primarily related to the 2015 New Mexico and Texas rate cases being expensed, and (ii) increased transmission and distribution expenses of $0.8 million.
Other operations expense increased $4.1 million, or 1.7%, in 2015 compared to 2014 primarily due to (i) a $4.0 million increase in other operations payroll costs including a $1.5 million increase in employee incentive compensation; (ii) increased pension and benefits costs due to changes in actuarial assumptions used to calculate expenses for the post-retirement benefit plan; (iii) a $1.7 million increase in operations expenses at our fossil-fuel generating plants primarily due to expenses at our MPS with no comparable expenses during 2014 and (iv) a $1.5 million increase in transmission and distribution expenses related to wheeling expense and system support and improvements. These increases were partially offset by (i) a $1.9 million decrease in outside services expenses and (ii) a $1.4 million decrease in operations expense at Palo Verde.
Maintenance expense
Maintenance expense increased $1.5 million, or 2.3%, in 2016 compared to 2015, primarily due to an increase in the level of maintenance at Rio Grande and a planned outage at Four Corners, which was partially offset by a decrease in maintenance at Newman. Maintenance expense decreased $0.4 million, or 0.6%, in 2015 compared to 2014, primarily due to a decrease in the level of maintenance at our Rio Grande and Four Corners generating plants, which was partially offset by maintenance at our MPS with no comparable expenses during 2014.
Depreciation and amortization expense
Depreciation and amortization expense decreased $5.5 million or 6.1%, in 2016 compared to 2015, primarily due to reductions of approximately $10.9 million resulting from changes in depreciation rates approved in the PUCT Final Order and the NMPRC Final Order, and the sale of the Company's interest in Four Corners in July 2016. These decreases were partially offset by an increase in plant, primarily due to MPS Units 1 and 2 and the EOC being placed in service in March 2015, and MPS Units 3 and 4 being placed in service in May 2016 and September 2016, respectively.
Depreciation and amortization expense increased $6.5 million, or 7.8%, in 2015 compared to 2014, primarily due to the increases in depreciable plant balances, including MPS Units 1 and 2 and the EOC, which were placed in service during the first quarter of 2015, partially offset by an increase in the estimated useful lives of certain large intangible software systems effective July 2015 in the amount of $1.8 million.
Taxes other than income taxes
Taxes other than income taxes increased $1.8 million, or 2.8%, in 2016 compared to 2015, primarily due to increased property tax rates and valuations in Texas as a result of MPS Units 1 and 2 and the EOC being placed in service during the first quarter of 2015 and increased billed revenues in Texas. These increases were partially offset by decreased property taxes in Arizona due to decreased property values. Taxes other than income taxes increased $1.0 million, or 1.6%, in 2015 compared to 2014, primarily due to (i) higher property tax values and assessment rates and (ii) additional payroll taxes.
Other income (deductions)
Other income (deductions) decreased $7.2 million, or 27.8%, in 2016 compared to 2015, primarily due to (i) decreased allowance for equity funds used during construction ("AEFUDC") resulting from lower average balances of construction work in progress ("CWIP") and a reduction in the AEFUDC rate, and (ii) decreased investment and interest income due to lower realized gains from our Palo Verde decommissioning trust fund equity portfolio.
Other income (deductions) decreased $2.3 million, or 8.1%, in 2015 compared to 2014, primarily due to (i) decreased AEFUDC resulting from lower average balances of CWIP and a reduction in the AEFUDC rate and (ii) higher gains recognized on the sales of land in 2014 compared to 2015. This decrease was partially offset by increased investment and interest income due to further diversification and re-balancing of our Palo Verde decommissioning trust fund equity portfolio.

Interest charges (credits)
Interest charges (credits) increased by $7.6 million, or 13.8%, in 2016 compared to 2015, primarily due to interest expense on the $150.0 million aggregate principal amount of 5.00% Senior Notes due 2044 issued in March 2016 and decreased allowance for borrowed funds used during construction ("ABFUDC") as a result of lower average balances of CWIP and a reduction in the ABFUDC rate.
Interest charges (credits) increased by $8.4 million, or 18.0%, in 2015 compared to 2014 primarily due to interest expense on the $150.0 million aggregate principal amount of 5.00% Senior Notes due 2044 issued in December 2014 and decreased ABFUDC as a result of lower balances of CWIP and a reduction in the ABFUDC rate.
Income tax expense
Income tax expense increased by $19.0 million, or 54.5%, in 2016 compared to 2015, primarily due to (i) an increase in the pre-tax income and (ii) an increase in state income taxes due to normalization as discussed in Note J of the Notes to Financial Statements and decreases in decommissioning trust income, which is taxed at a lower rate. Income tax expense decreased by $6.2 million, or 15.1%, in 2015 compared to 2014, primarily due to (i) a decrease in the pre-tax income and (ii) a decrease in state income taxes.
New accounting standards
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) to provide a framework that replaces the existing revenue recognition guidance, and has since modified the standard with several ASUs. The standard provides that an entity should recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. More specifically, the standard requires entities to recognize revenue through the application of a five-step model, which includes the: (i) identification of the contract; (ii) identification of the performance obligations; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations; and (v) the recognition of revenue as the entity satisfies the performance obligations. Early adoption of ASU 2014-09 is permitted after December 15, 2016, however, we plan to adopt the new standard for reporting periods beginning after December 15, 2017.
Under the new standard, companies may use either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a modified retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We have not concluded which transition method we will elect but we currently anticipate using the modified retrospective approach.
We are currently in the process of evaluating the impact of the new standard on our various revenue and cash flow streams, including the evaluation of the impact, if any, on changes to business processes, systems and controls to support recognition and disclosure under the new guidance. Tariff sales to customers are determined to be in the scope of the new standard and represent a significant portion of our total operating revenues. We have not completed our final evaluation of tariff sales under the new guidance but currently we do not anticipate that ASU 2014-09 will have a material impact on our revenue recognition for such sales. We are still considering the impacts of the guidance on several industry-related accounting issues, including the accounting for contributions in aid of construction ("CIAC"), assessing the collectability criterion and the presentation of revenues associated with alternative revenue programs. Our initial assessment may change as we execute our implementation plan and new guidance is provided by the American Institute of Certified Public Accountants Power and Utilities Industry Task Force.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities to enhance the reporting model for financial instruments by addressing certain aspects of recognition, measurement, presentation, and disclosure. ASU 2016-01 generally requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. The guidance for classifying and measuring investments in debt securities and loans is not changed by this ASU, but requires entities to record changes in other comprehensive income. Financial assets and financial liabilities must be separately presented by measurement category on the balance sheet or in the accompanying notes to the financial statements. ASU 2016-01 clarifies the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. The provisions of this ASU become effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Upon adoption of the new standard, we expect to record the cumulative effects as of January 1, 2018 which will result in an adjustment to accumulated other comprehensive income (losses) and retained earnings for unrealized gains (losses) related to equity securities owned by us. Had we been required to adopt the new standard at January 1, 2016, accumulated other comprehensive income would decrease by $28.8 million and retained earnings would increase by a corresponding amount. Furthermore, we would report for the year ended

December 31, 2016 an increase in investment income of $1.2 million, an increase in income tax expense of $0.2 million and a decrease in other comprehensive income of $1.0 million. We continue to assess the future impact of this ASU.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requiring qualitative and quantitative disclosures on leasing agreements. ASU 2016-02 maintains a distinction between finance leases and operating leases similar to the distinction under previous leases guidance for capital leases and operating leases. The impact of leases reported in our operating results and statement of cash flows are expected to be similar to previous GAAP. ASU 2016-02 requires the recognition in the statement of financial position, by the lessee, of a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. How leases are recorded in regard to financial position represents a significant change from previous GAAP guidance. The lessee is permitted to make an accounting policy election to not recognize lease assets and lease liabilities for short-term leases. Implementation of the standard for public companies will be required for annual reporting periods beginning after December 15, 2018 and interim periods within that reporting period. Early adoption of ASU 2016-02 is permitted for all entities, however, we plan to adopt the new standard for reporting periods beginning after December 15, 2018. Adoption of the new lease accounting standard will require us to apply the new standard to the earliest period using a modified retrospective approach. We are currently in the process of evaluating the impact of the new standard, including the evaluation of the impact, if any, on changes to business processes, systems and controls to support recognition and disclosure under the new guidance, however, at this time we are unable to determine the impact this standard will have on the financial statements and related disclosures.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards either as equity or liabilities, and classification on the statements of cash flows. We will adopt the new standard effective January 1, 2017 and do not expect the effect of the adoption to be material to our financial condition, results of operations or cash flows. The cumulative effect of the adoption of the new standard will be to increase net operating loss carryforward deferred tax assets and retained earnings by approximately $0.2 million on January 1, 2017. We also expect to continue to account for our outstanding stock awards based on the equity method and therefore do not anticipate any changes in reporting related compensation expense.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) ("ASU 2016-13"). ASU 2016-13 changes how companies measure and recognize credit impairment for many financial assets. The new current expected credit loss model will require companies to immediately recognize an estimate of credit losses expected to occur over the remaining life of the financial assets that are in the scope of the standard. The ASU also makes targeted amendments to the current impairment model for available-for-sale debt securities. For public business entities, the provisions of ASU 2016-13 are effective for fiscal years and interim periods within that reporting period beginning after December 15, 2019. Early implementation is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2016-13 will be applied in a modified-retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is implemented. We are currently assessing the future impact of ASU 2016-13.
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
In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements, which amends a number of Topics in the FASB ASC. This ASU is part of an ongoing FASB project to facilitate Codification updates for non-substantive technical corrections, clarifications, and improvements that are not expected to have a significant effect on accounting practice or create a significant administrative cost to most entities. Most of the amendments are effective upon issuance of ASU 2016-19 while certain amendments that require transition guidance are effective for us beginning January 1, 2017. We believe we are in compliance with those amendments that are effective immediately and that are applicable to us. We have not completed our evaluation of the new standard for amendments that require transition guidance.
Inflation
For the last several years, inflation has been relatively low and, therefore, has had little impact on our results of operations and financial condition.
Liquidity and Capital Resources
In March 2016, we issued $150.0 million aggregate principal amount of 5.00% Senior Notes due December 1, 2044 to repay outstanding short-term borrowings under our RCF used for working capital and general corporate purposes, which may include funding capital expenditures. Despite such issuances of senior notes, we continue to maintain a strong balance of common stock equity in our capital structure, which supports our bond ratings, allowing us to obtain financing from the capital markets at a reasonable cost. At December 31, 2016, our capital structure, including common stock, long-term debt, current maturities of long-term debt, and short-term borrowings under the RCF, consisted of 44.1% common stock equity and 55.9% debt. As of December 31, 2016, we had a balance of $8.4 million of cash and cash equivalents. Based on current projections, we believe that we will have adequate liquidity through our current cash balances, cash from operations and available borrowings under our RCF to meet all of our anticipated cash requirements for the next twelve months, including the upcoming maturities of long term debt.
Our principal liquidity requirements in the near-term are expected to consist of capital expenditures to expand and support electric service obligations, expenditures for nuclear fuel inventory, interest payments on our indebtedness, cash dividend payments, operating expenses including fuel costs, maintenance costs and taxes, payment of our $50.0 million Series B 4.47% Senior Notes which mature in August 2017 and payment or remarketing of $33.3 million 2012 Series A 1.875% Pollution Control Bonds which are subject to mandatory tender for purchase in September 2017.
Capital Requirements. During the twelve months ended December 31, 2016, our capital requirements primarily consisted of expenditures for the construction and purchase of electric utility plant, cash dividend payments, and purchases of nuclear fuel. Projected utility construction expenditures are to add new generation, expand and update our transmission and distribution systems, and make capital improvements and replacements at Palo Verde and other generating facilities. On May 3, 2016 and September 15, 2016, we placed into commercial operation MPS Units 3 and 4, respectively, and the related common facilities and transmission systems at a combined cost of approximately $160.5 million, including AFUDC, for the two units. Estimated cash construction expenditures for all capital projects for 2017 are expected to be approximately $215 million. See Part I, Item 1, "Business – Construction Program." Cash capital expenditures for new electric plant were $225.4 million in the twelve months ended December 31, 2016 compared to $281.5 million in the twelve months ended December 31, 2015. Capital requirements for purchases of nuclear fuel were $42.4 million for the twelve months ended December 31, 2016, as compared to $42.0 million for the twelve months ended December 31, 2015.
On December 30, 2016, we paid a quarterly cash dividend of $0.31 per share, or $12.6 million, to shareholders of record as of the close of business on December 14, 2016. We paid a total of $49.6 million in cash dividends during the twelve months ended December 31, 2016. On January 26, 2017, our Board of Directors declared a quarterly cash dividend of $0.31 per share payable on March 31, 2017 to shareholders of record at the close of business on March 17, 2017 which will require cash of $12.5 million. Typically, the Board of Directors reviews the Company's dividend policy annually in the second quarter of each year. In addition, while we do not currently anticipate repurchasing shares of our common stock in 2017, we may repurchase shares of our common stock in the future. Under our repurchase program, purchases can be made at open market prices or in private transactions, and repurchased shares are available for issuance under employee benefit and stock incentive plans, or may be retired. No shares of common stock were repurchased during the twelve months ended December 31, 2016. As of December 31, 2016, a total of 393,816 shares remain eligible for repurchase under the repurchase program.
We expect to continue to maintain a prudent level of liquidity and monitor market conditions for debt and equity securities. We primarily utilize the distribution of dividends to maintain a balanced capital structure and supplement this effort with share repurchases when appropriate. Our liquidity needs can fluctuate quickly based on fuel prices and other factors and we are continuing to make investments in new electric plant and other assets in order to reliably serve our customers.
Our cash requirements for federal and state income taxes vary from year to year based on taxable income, which is influenced by the timing of revenues and expenses recognized for income tax purposes. Due to net operating loss carryfowards resulting from accelerated depreciation deductions, income tax payments are expected to be minimal in 2017.
We continually evaluate our funding requirements related to our retirement plans, other post-retirement benefit plans, and decommissioning trust funds. We contributed $9.2 million and $10.9 million to our retirement plans during both the twelve months ended December 31, 2016 and 2015, respectively. We contributed $1.7 million and $0.5 million to our other post-retirement benefit plans during the twelve months ended December 31, 2016 and 2015, respectively. We contributed $4.5 million to our decommissioning trust funds in both 2016 and 2015. We are in compliance with the funding requirements of the federal government for our benefit plans. In addition, with respect to our nuclear plant decommissioning trust, we are in compliance with the funding requirements of the federal law and the ANPP Participation Agreement. We will continue to review our funding for these plans in order to meet our future obligations.
In 2010, we and RGRT, a Texas grantor trust through which we finance our portion of fuel for Palo Verde, entered into a note purchase agreement with various institutional purchasers. Under the terms of the agreement, RGRT sold to the purchasers $110.0 million aggregate principal amount of senior notes. In August 2015, $15.0 million of these senior notes matured and were paid with borrowings under the RCF. In August 2016, $50.0 million of these senior notes were reclassified to current maturities of long-term debt on our Balance Sheet, as they will mature in August 2017.
Capital Resources. Cash provided by operations, $231.2 million for the twelve months ended December 31, 2016 and $246.7 million for the twelve months ended December 31, 2015, is a significant source for funding capital requirements. The primary factors affecting the change in cash flows from operations were increases in net under-collection of fuel revenues and accounts receivable. Offsetting the decreases in cash flows from operations were increased revenues due to the PUCT Final Order and the NMPRC Final Order and increases in deferred income taxes. Cash from operations has been impacted by the timing of the recovery of fuel costs through fuel recovery mechanisms in Texas and New Mexico, and our sales for resale customer. We recover actual fuel costs from customers through fuel adjustment mechanisms in Texas and New Mexico, and from our sales for resale customer. We record deferred fuel revenues for the under-recovery or over-recovery of fuel costs until they can be recovered from or refunded to customers. In Texas, fuel costs are recovered through a fixed fuel factor. We can seek to revise our fixed fuel factor at least four months after our last revision except in the month of December based upon our approved formula which allows us to adjust fuel rates to reflect changes in costs of natural gas. We are required to request to refund fuel costs in any month when the over-recovery balance exceeds a threshold material amount and we expect fuel costs to continue to be materially over-recovered. We are permitted to seek to surcharge fuel under-recoveries in any month the balance exceeds a threshold material amount that we expect fuel cost recovery to continue to be materially under-recovered. Fuel over and under-recoveries are considered material when they exceed 4% of the previous twelve months' fuel costs. On November 30, 2016, we filed a request to increase our Texas fixed fuel factor by approximately 28.8% to reflect increasing natural gas costs. This increase was effective with January 2017 billings. During the twelve months ended December 31, 2016, we had under-recoveries of fuel costs of $14.9 million compared to over-recoveries of fuel costs of $13.3 million during the twelve months ended December 31, 2015. At December 31, 2016, we had a net fuel under-recovery balance of $10.9 million, including an under-recovery of $11.1 million in the Texas jurisdiction offset by an over-recovery of $0.2 million the New Mexico jurisdiction.
We maintain the RCF for working capital and general corporate purposes and financing nuclear fuel through RGRT. RGRT, the trust through which we finance our portion of nuclear fuel for Palo Verde, is consolidated in our financial statements. On January 9, 2017, we exercised our option to extend the maturity of the RCF by one year to January 14, 2020 and to increase the size of the facility by $50.0 million to $350.0 million. We still have the option to extend the facility by one additional year to January 2021 and to increase the RCF by up to $50.0 million (up to a total of $400.0 million) upon the satisfaction of certain conditions including obtaining commitments from lenders or third party financial institutions. Additionally, we agreed to reduce the letters of credit commitment under the RCF to $50.0 million from a total commitment of $350.0 million. The total amount borrowed for nuclear fuel by RGRT, excluding debt issuance costs, was $132.6 million at December 31, 2016, of which $37.6 million had been borrowed under the RCF, and $95.0 million was borrowed through senior notes. At December 31, 2015, the total amounts borrowed for nuclear fuel by RGRT, excluding debt issuance costs, were $128.7 million of which $33.7 million had been borrowed under the RCF and $95.0 million was borrowed through senior notes. Interest costs on borrowings to finance nuclear fuel are accumulated by RGRT and charged to us as fuel is consumed and recovered from customers through fuel recovery charges. The outstanding balance for working capital and general corporate purposes was $44.0 million at December 31, 2016 and $108.0 million at December 31, 2015. Total aggregate borrowings under the RCF as of December 31, 2016 were $81.6 million, with available borrowing capacity of $267.9 million thereunder, after giving consideration to the $50.0 million increase on January 9, 2017.
We received approval from the NMPRC on October 7, 2015 and from the FERC on October 19, 2015 to issue up to $310.0 million in new long-term debt and to guarantee the issuance of up to $65.0 million of new debt by RGRT to finance future purchases of nuclear fuel and to refinance existing nuclear fuel debt obligations. We also requested approval from the FERC to continue to utilize our existing RCF without change from the FERC’s previously approved authorization. The FERC authorization is effective from November 15, 2015 through November 15, 2017. The approvals granted in these cases supersede prior approvals. Under this authorization, on March 24, 2016, we issued $150.0 million aggregate principal amount of 5.00% Senior Notes due December 1, 2044. The proceeds from the issuance of these senior notes, after deducting the underwriters' commission, were $158.1 million. These proceeds included accrued interest of $2.4 million and a $7.1 million premium before expenses. The effective interest rate for these senior notes is approximately 4.77%. The net proceeds from the sale of these senior notes were used to repay outstanding short-term borrowings under the RCF. These senior notes constitute an additional issuance of our 5.00% Senior Notes due 2044, of which $150.0 million aggregate principal amount was previously issued on December 1, 2014, for a total principal amount currently outstanding of $300.0 million.

Contractual Obligations. Our contractual obligations as of December 31, 2016 are as follows (in thousands):

	Payments due by period
	Total	2017	2018 and 2019	2020 and 2021	2022 and Beyond
Long-term debt (including interest):
Senior notes (1)	$2,135,575	$55,200	$110,400	$110,400	$1,859,575
Pollution control bonds (2)	434,253	43,675	19,918	19,918	350,742
RGRT senior notes (3)	106,307	54,503	4,536	47,268	—
Financing obligations (including interest):
Revolving credit facility (4)	83,075	83,075	—	—	—
Purchase obligations:
Power contracts	12,726	12,726	—	—	—
Fuel contracts:
Gas (5)	335,992	50,278	58,538	61,261	165,915
Nuclear fuel (6)	84,960	21,521	22,558	15,454	25,427
Retirement plans and other post-retirement benefits (7)	11,498	11,498	—	—	—
Nuclear Decommissioning Trust Funds (8)	4,500	4,500	—	—	—
Operating leases (9)	9,940	808	1,328	1,226	6,578
Total	$3,218,826	$337,784	$217,278	$255,527	$2,408,237
 _____________________

(1)
We have four outstanding issuances of senior notes. In May 2005, we issued $400.0 million aggregate principal amount of 6% Senior Notes due May 15, 2035. In June 2008, we issued $150.0 million aggregate principal amount of 7.5% Senior Notes due March 15, 2038. In December 2012, we issued $150.0 million aggregate principal amount of 3.3% Senior Notes due December 15, 2022. In December 2014, we issued $150.0 million aggregate principal amount of 5.0% Senior Notes due December 1, 2044. In March 2016, we issued an additional $150.0 million aggregate principal amount of 5.0% Senior Notes due December 1, 2044, for a total principal amount outstanding of 5.0% Senior Notes due December 1, 2044 of $300.0 million.

(2)	We have four series of pollution control bonds that are scheduled for remarketing and/or mandatory tender, one in 2017, two in 2040, and one in 2042.

(3)
In 2010, the Company and RGRT entered into a note purchase agreement for $110.0 million aggregate principal amount of senior notes consisting of: (a) $15.0 million aggregate principal amount of 3.67% RGRT Senior Notes, Series A, which matured and were repaid on August 15, 2015; (b) $50.0 million aggregate principal amount of 4.47% RGRT Senior Notes, Series B, due August 15, 2017; and (c) $45.0 million aggregate principal amount of 5.04% RGRT Senior Notes, Series C, due August 15, 2020.

(4)
This reflects obligations outstanding under the $300.0 million RCF. At December 31, 2016, $44.0 million was borrowed for working capital and general corporate purposes and $37.6 million was borrowed by RGRT for nuclear fuel. This balance includes interest based on actual interest rates at the end of 2016 and assumes this amount will be outstanding for the entire year of 2017.

(5)	Amount is based on the minimum volumes per the contract and market and/or contract price at the end of 2016. Gas obligation includes a gas storage contract and a gas transportation contract.

(6)	Some of the nuclear fuel contracts are based on a fixed price, adjusted for a market index. The index used here is the index at the end of 2016.

(7)
This obligation is based on our expected contributions and includes our minimum contractual funding requirements for the non-qualified retirement income plan and the other post-retirement benefits for 2017. We have no minimum cash contractual funding requirement related to our retirement income plan or other post-retirement benefits for 2017. However, we are subject to minimum funding requirements of ERISA. We also may decide to fund at higher levels and expect to contribute $11.5 million to our retirement plans in 2017, as disclosed in Part II, Item 8, Financial Statements and Supplementary Data, Note M. Minimum funding requirements for 2018 and beyond are not included due to the uncertainty of the applicable interest rates and the related return on assets.

(8)
This obligation is based on our anticipated contributions in 2017. We have no minimum funding obligation in either the Texas or New Mexico jurisdiction effective February 1, 2016 with PUCT Docket No. 44941 and July 1, 2016 with NMPRC Case No. 15-00127-UT, respectively. However, we continued to fund at the same funding levels of $0.4 million per month in 2016. We expect our funding requirements to change in the future based on amounts requested in our upcoming rate filings in both jurisdictions.

(9)
We lease land in El Paso, Texas, adjacent to Newman under a lease that expires in June 2033, subject to a renewal option of 25 years. We also have several other leases for office, parking facilities and equipment that expire within the next four years.

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
Our decommissioning trust funds consist of equity securities and fixed income instruments and are carried at fair value. We face interest rate risk on the fixed income instruments, which consist primarily of municipal, federal and corporate bonds and which were valued at $119.9 million and $113.3 million as of December 31, 2016 and 2015, respectively. A hypothetical 10% increase in interest rates would reduce the fair values of these funds by $1.4 million and $1.2 million at December 31, 2016 and 2015, respectively.
Equity Price Risk
Our decommissioning trust funds include marketable equity securities of approximately $129.8 million and $117.5 million at December 31, 2016 and 2015, respectively. A hypothetical 20% decrease in equity prices would have reduced the fair values of these funds by $26.0 million and $23.5 million based on their fair values at December 31, 2016 and 2015, respectively. Declines in market prices could require that additional amounts be contributed to our nuclear decommissioning trusts to maintain minimum funding requirements. We do not expect to expend monies held in trust before 2044 or a later period when decommissioning of Palo Verde begins.
Commodity Price Risk
We utilize contracts of various durations for the purchase of natural gas and uranium concentrates to effectively manage our available fuel portfolio. These agreements contain variable pricing provisions and are settled by physical delivery. The fuel contracts with variable pricing provisions, as well as substantially all of our purchased power requirements, are exposed to fluctuations in prices due to unpredictable factors, including weather and various other worldwide events, which impact supply and demand. However, our exposure to fuel and purchased power price risk is substantially mitigated through the operation of the PUCT and NMPRC rules and our fuel clauses, as discussed previously.
In the normal course of business, we enter into contracts of various durations for the forward sales and purchases of electricity to effectively manage our available generating capacity and supply needs. Such contracts include forward contracts for the sale of generating capacity and energy during periods when our available power resources are expected to exceed the requirements of our retail native load and sales for resale. We also enter into forward contracts for the purchase of wholesale capacity and energy during periods when the market price of electricity is below our expected incremental power production costs or to supplement our generating capacity when demand is anticipated to exceed such capacity. As of January 31, 2017, we had entered into forward sales and purchase contracts for energy as discussed in Part I, Item 1, "Business – Energy Sources – Purchased Power." These agreements are generally fixed-priced contracts that qualify for the "normal purchases and normal sales" exception provided in the FASB guidance for accounting for derivative instruments and hedging activities and are not recorded at their fair value in our financial statements. Because of the operation of the PUCT and the NMPRC rules and our fuel clauses, these contracts do not expose us to significant commodity price risk.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission's 2013 Internal Control - Integrated Framework. Based on its assessment, management believes that, as of December 31, 2016, the Company’s internal control over financial reporting is effective based on those criteria.
The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the Company’s internal control over financial reporting. This report appears on page 51 of this report.

Item 8.Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
El Paso Electric Company:
We have audited the accompanying balance sheets of El Paso Electric Company (the Company) as of December 31, 2016 and 2015, and the related statements of operations, comprehensive operations, changes in common stock equity, and cash flows for each of the years in the three-year period ended December 31, 2016. We also have audited El Paso Electric Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). El Paso Electric Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of El Paso Electric Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, El Paso Electric Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
/s/ KPMG LLP
Houston, Texas
February 24, 2017

EL PASO ELECTRIC COMPANY
BALANCE SHEETS

ASSETS (In thousands)	December 31,
	2016	2015
Utility plant:
Electric plant in service	$3,791,566	$3,616,301
Less accumulated depreciation and amortization	(1,244,332)	(1,329,843)
Net plant in service	2,547,234	2,286,458
Construction work in progress	154,738	293,796
Nuclear fuel; includes fuel in process of $57,315 and $51,854, respectively	194,842	190,282
Less accumulated amortization	(75,602)	(75,031)
Net nuclear fuel	119,240	115,251
Net utility plant	2,821,212	2,695,505
Current assets:
Cash and cash equivalents	8,420	8,149
Accounts receivable, principally trade, net of allowance for doubtful accounts of $2,156 and $2,046, respectively	88,452	66,326
Inventories, at cost	47,216	48,697
Under-collection of fuel revenues	11,123	—
Prepayments and other	8,988	9,872
Total current assets	164,199	133,044
Deferred charges and other assets:
Decommissioning trust funds	255,708	239,035
Regulatory assets	118,861	115,127
Other	16,298	17,896
Total deferred charges and other assets	390,867	372,058
Total assets	$3,376,278	$3,200,607
See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
BALANCE SHEETS (Continued)

CAPITALIZATION AND LIABILITIES (In thousands except for share data)	December 31,
	2016	2015
Capitalization:
Common stock, stated value $1 per share, 100,000,000 shares authorized, 65,685,615 and 65,709,819 shares issued, and 137,017 and 118,834 restricted shares, respectively	$65,823	$65,829
Capital in excess of stated value	322,643	320,073
Retained earnings	1,114,561	1,067,396
Accumulated other comprehensive loss, net of tax	(7,116)	(13,914)
	1,495,911	1,439,384
Treasury stock, 25,304,914 and 25,384,834 shares, respectively, at cost	(421,515)	(422,846)
Common stock equity	1,074,396	1,016,538
Long-term debt, net of current portion	1,195,513	1,122,660
Total capitalization	2,269,909	2,139,198
Current liabilities:
Current maturities of long-term debt	83,143	—
Short-term borrowings under the revolving credit facility	81,574	141,738
Accounts payable, principally trade	62,953	59,978
Taxes accrued	32,488	30,351
Interest accrued	13,287	12,649
Over-collection of fuel revenues	255	4,023
Other	29,709	28,325
Total current liabilities	303,409	277,064
Deferred credits and other liabilities:
Accumulated deferred income taxes	555,066	495,237
Accrued pension liability	92,768	90,527
Accrued post-retirement benefit liability	34,400	54,553
Asset retirement obligation	81,800	81,621
Regulatory liabilities	18,435	24,303
Other	20,491	38,104
Total deferred credits and other liabilities	802,960	784,345
Commitments and contingencies
Total capitalization and liabilities	$3,376,278	$3,200,607

See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF OPERATIONS
(In thousands except for share data)

	Years Ended December 31,
	2016	2015	2014
Operating revenues	$886,936	$849,869	$917,525
Energy expenses:
Fuel	173,738	188,400	251,005
Purchased and interchanged power	59,727	53,545	64,804
	233,465	241,945	315,809
Operating revenues net of energy expenses	653,471	607,924	601,716
Other operating expenses:
Other operations	242,014	242,950	238,832
Maintenance	66,746	65,223	65,629
Depreciation and amortization	84,317	89,824	83,342
Taxes other than income taxes	65,533	63,736	62,750
	458,610	461,733	450,553
Operating income	194,861	146,191	151,163
Other income (deductions):
Allowance for equity funds used during construction	7,023	10,639	14,662
Investment and interest income, net	14,083	17,508	13,633
Miscellaneous non-operating income	1,292	2,062	4,075
Miscellaneous non-operating deductions	(3,699)	(4,328)	(4,199)
	18,699	25,881	28,171
Interest charges (credits):
Interest on long-term debt and revolving credit facility	71,544	65,851	59,028
Other interest	1,303	1,313	1,250
Capitalized interest	(4,990)	(4,968)	(5,092)
Allowance for borrowed funds used during construction	(4,983)	(6,937)	(8,368)
	62,874	55,259	46,818
Income before income taxes	150,686	116,813	132,516
Income tax expense	53,918	34,895	41,088
Net income	$96,768	$81,918	$91,428

Basic earnings per share	$2.39	$2.03	$2.27

Diluted earnings per share	$2.39	$2.03	$2.27

Dividends declared per share of common stock	$1.225	$1.165	$1.105
Weighted average number of shares outstanding	40,350,688	40,274,986	40,190,991
Weighted average number of shares and dilutive potential shares outstanding	40,408,033	40,308,562	40,211,717
See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF COMPREHENSIVE OPERATIONS
(In thousands)

	Years Ended December 31,
	2016	2015	2014
Net income	$96,768	$81,918	$91,428
Other comprehensive income (loss):
Unrecognized pension and post-retirement benefit costs:
Net gain (loss) arising during period	(20,053)	5,429	(54,328)
Prior service benefit	32,697	824	34,200
Reclassification adjustments included in net income for amortization of:
Prior service benefit	(7,407)	(6,574)	(7,659)
Net loss	4,965	8,622	6,182
Net unrealized gains/losses on marketable securities:
Net holding gains (losses) arising during period	8,444	(2,906)	10,827
Reclassification adjustments for net gains included in net income	(7,640)	(11,114)	(7,350)
Net losses on cash flow hedges:
Reclassification adjustment for interest expense included in net income	498	467	438
Total other comprehensive income (loss) before income taxes	11,504	(5,252)	(17,690)
Income tax benefit (expense) related to items of other comprehensive income (loss):
Unrecognized pension and post-retirement benefit costs	(4,261)	(3,286)	8,051
Net unrealized (gains) losses on marketable securities	(106)	2,828	(760)
Losses on cash flow hedges	(339)	(203)	(214)
Total income tax benefit (expense)	(4,706)	(661)	7,077
Other comprehensive income (loss), net of tax	6,798	(5,913)	(10,613)
Comprehensive income	$103,566	$76,005	$80,815
See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF CHANGES IN COMMON STOCK EQUITY
(In thousands except for share data)

	Common Stock		Capital in Excess of Stated Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock		Common Stock Equity

	Shares	Amount				Shares	Amount
Balances at December 31, 2013	65,759,625	$65,760	$314,443	$985,665	$2,612	25,492,919	$(424,647)	$943,833
Restricted common stock grants and deferred compensation	103,672	104	4,175					4,279
Stock awards withheld for taxes	(4,696)	(5)	(183)					(188)
Forfeited restricted common stock	(19,162)	(19)						(19)
Deferred taxes on stock incentive plan			(302)					(302)
Compensation paid in shares	10,104	10	382					392
Net income				91,428				91,428
Other comprehensive income (loss)					(10,613)			(10,613)
Dividends declared				(44,556)				(44,556)
Balances at December 31, 2014	65,849,543	65,850	318,515	1,032,537	(8,001)	25,492,919	(424,647)	984,254
Restricted common stock grants and deferred compensation	6,356	6	2,266			(93,455)	1,557	3,829
Stock awards withheld for taxes	(15,031)	(15)	(556)					(571)
Forfeited restricted common stock	(12,215)	(12)				871	(14)	(26)
Deferred taxes on stock incentive plan			(475)					(475)
Compensation paid in shares			323			(15,501)	258	581
Net income				81,918				81,918
Other comprehensive income (loss)					(5,913)			(5,913)
Dividends declared				(47,059)				(47,059)
Balances at December 31, 2015	65,828,653	65,829	320,073	1,067,396	(13,914)	25,384,834	(422,846)	1,016,538
Restricted common stock grants and deferred compensation			3,017			(74,181)	1,235	4,252
Stock awards withheld for taxes	(5,723)	(6)	(261)					(267)
Forfeited restricted common stock	(298)					197	(3)	(3)
Deferred taxes on stock incentive plan			(364)					(364)
Compensation paid in shares			178			(5,936)	99	277
Net income				96,768				96,768
Other comprehensive income (loss)					6,798			6,798
Dividends declared				(49,603)				(49,603)
Balances at December 31, 2016	65,822,632	$65,823	$322,643	$1,114,561	$(7,116)	25,304,914	$(421,515)	$1,074,396
See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2016	2015	2014
Cash Flows From Operating Activities:
Net income	$96,768	$81,918	$91,428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of electric plant in service	84,317	89,824	83,342
Amortization of nuclear fuel	43,748	43,099	43,864
Deferred income taxes, net	50,510	30,846	39,129
Allowance for equity funds used during construction	(7,023)	(10,639)	(14,662)
Other amortization and accretion	17,295	17,707	18,380
Gain on sale of property, plant and equipment	(545)	(658)	(2,092)
Net gains on sale of decommissioning trust funds	(7,640)	(11,114)	(7,350)
Other operating activities	1,279	517	(93)
Change in:
Accounts receivable	(17,511)	4,839	(5,815)
Inventories	265	(2,859)	(786)
Net over-collection (under-collection) of fuel revenues	(14,891)	13,344	(3,121)
Prepayments and other	(1,184)	(3,984)	(2,750)
Accounts payable	(2,140)	(11,235)	9,684
Taxes accrued	1,945	4,512	(2,209)
Other current liabilities	2,022	3,719	1,198
Deferred charges and credits	(16,065)	(3,165)	(4,807)
Net cash provided by operating activities	231,150	246,671	243,340
Cash Flows From Investing Activities:
Cash additions to utility property, plant and equipment	(225,361)	(281,458)	(277,078)
Cash additions to nuclear fuel	(42,383)	(41,966)	(37,877)
Capitalized interest and AFUDC:
Utility property, plant and equipment	(12,006)	(17,576)	(23,030)
Nuclear fuel	(4,990)	(4,968)	(5,092)
Allowance for equity funds used during construction	7,023	10,639	14,662
Decommissioning trust funds:
Purchases, including funding of $4.5 million	(99,497)	(110,223)	(117,675)
Sales and maturities	91,268	102,567	108,311
Proceeds from sale of property, plant and equipment	4,841	721	2,395
Other investing activities	5,373	(470)	4,192
Net cash used for investing activities	(275,732)	(342,734)	(331,192)
Cash Flows From Financing Activities:
Dividends paid	(49,603)	(47,059)	(44,556)
Borrowings under the revolving credit facility:
Proceeds	355,607	344,398	231,399
Payments	(415,771)	(217,192)	(231,219)
Payment on maturing RGRT senior notes	—	(15,000)	—
Proceeds from issuance of senior notes	157,052	—	149,468
Other financing activities	(2,432)	(1,439)	(2,328)
Net cash provided by financing activities	44,853	63,708	102,764
Net increase (decrease) in cash and cash equivalents	271	(32,355)	14,912
Cash and cash equivalents at beginning of period	8,149	40,504	25,592
Cash and cash equivalents at end of period	$8,420	$8,149	$40,504
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
Application of the Financial Accounting Standards Board (the "FASB") Guidance for Regulated Operations. Regulated electric utilities typically prepare their financial statements in accordance with the FASB guidance for regulated operations. The FASB guidance for regulated operations requires the Company to include an allowance for equity and borrowed funds used during construction ("AEFUDC" and "ABFUDC") as a cost of construction of electric plant in service. AEFUDC is recognized as income and ABFUDC is shown as capitalized interest charges in the Company’s statements of operations. The FASB guidance for regulated operations also requires the Company to show certain recoverable costs as either assets or liabilities on a utility’s balance sheet if the regulator provides assurance that these costs will be charged to and collected from the utility’s customers (or has already permitted such cost recovery) or will be credited or refunded to the utility’s customers. The resulting regulatory assets or liabilities are amortized in subsequent periods based upon the respective amortization periods reflected in a utility’s regulated rates. See Part II, Item 8, Financial Statements and Supplementary Data, Note D. The Company applies the FASB guidance for regulated operations for all three of the jurisdictions in which it operates.
Comprehensive Income. Certain gains and losses that are not recognized currently in the statements of operations are reported as other comprehensive income in accordance with the FASB guidance for reporting comprehensive income.
Utility Plant. Utility plant is generally reported at cost. The cost of renewals and betterments are capitalized and the costs of repairs and minor replacements are charged to the appropriate operating expense accounts. Depreciation is provided on a straight-line basis over the estimated remaining lives of the assets (ranging in average from 5 to 48 years). The average composite depreciation rate utilized in 2016, 2015 and 2014 was 2.28%, 2.64%, and 2.60%, respectively. When property subject to composite depreciation is retired or otherwise disposed of in the normal course of business, its cost together with the cost of removal, less salvage is charged to accumulated depreciation. For other property dispositions, the applicable cost and accumulated depreciation is removed from the balance sheet accounts and a gain or loss is recognized. During 2016, depreciation and amortization decreased due to changes in depreciation rates approved in the most recent final orders from the Public Utility Commission of Texas ("PUCT") and the New Mexico Public Regulation Commission ("NMPRC") and changes in the estimated life of certain intangible software assets. See Part II, Item 8, Financial Statements and Supplementary Data, Note C and Note E.
Previously, the Company recorded gains and losses on the disposition of vehicles in earnings when realized. However, beginning in 2016, the Company began crediting the proceeds (salvage) on the disposition of vehicles to accumulated depreciation.
The cost of nuclear fuel is amortized to fuel expense on a units-of-production basis. The Company is also amortizing its share of costs associated with on-site spent fuel storage casks at Palo Verde Nuclear Generating Station ("Palo Verde") over the burn period of the fuel that will necessitate the use of the storage casks. See Part II, Item 8, Financial Statements and Supplementary Data, Note E.
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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

AFUDC and Capitalized Interest. The Company capitalizes interest ("ABFUDC") and common equity ("AEFUDC") costs to construction work in progress and capitalizes interest to nuclear fuel in process in accordance with the FERC Uniform System of Accounts as provided for in the FASB guidance. AFUDC is a non-cash component of income and is calculated monthly and charged to all new eligible construction and capital improvement projects. AFUDC is compounded on a semi-annual basis. The average AFUDC rates used in 2016, 2015 and 2014 were 6.43%, 7.18% and 8.15%, respectively.
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
Investments. The Company’s marketable securities, included in decommissioning trust funds in the balance sheet, are reported at fair value and consist of cash, equity securities and municipal, federal and corporate bonds in trust funds established for decommissioning of its interest in Palo Verde. Such marketable securities are classified as "available-for-sale" securities and, as such, unrealized gains and losses are included in accumulated other comprehensive loss as a separate component of common stock equity. However, if declines in the fair value of marketable securities below original cost basis are determined to be other than temporary, the declines are reported as losses in the statements of operations and a new cost basis is established for the affected securities at fair value. Gains and losses are determined using the cost of the security based on the specific identification basis. See Part II, Item 8, Financial Statements and Supplementary Data, Note O.
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
Inventories. Inventories, primarily parts, materials, supplies, fuel oil and natural gas are stated at average cost, which is not to exceed recoverable cost.
Operating Revenues Net of Energy Expenses. The Company accrues revenues for services rendered, including unbilled electric service revenues. Energy expenses are stated at actual cost incurred. The Company’s Texas retail customers are billed under base rates and a fixed fuel factor approved by the PUCT. The Company’s New Mexico retail customers are billed under base rates and a fuel adjustment clause which is adjusted monthly, as approved by the NMPRC. The Company's FERC sales for resale customers are billed under formula base rates and fuel factors and a fuel adjustment clause which is adjusted monthly. The Company’s recovery of energy expenses is subject to periodic reconciliations of actual energy expenses incurred to actual fuel revenues collected. The difference between energy expenses incurred and fuel revenues charged to customers is reflected as over/under-collection of fuel revenues in the balance sheets. See Part II, Item 8, Financial Statements and Supplementary Data, Note C.
Revenues. Revenues related to the sale of electricity are recorded when service is provided or electricity is delivered to customers. The billing of electricity sales to retail customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. Unbilled revenues are recorded for estimated amounts of energy delivered in the period following the customers billing cycle to the end of the month. Unbilled revenues are estimated based on monthly generation volumes and by applying an average revenue/kWh to the number of estimated kWhs delivered but not billed. Accounts receivable included accrued unbilled revenues of $21.0 million and $21.7 million as of December 31, 2016 and 2015, respectively. The Company presents revenues net of sales taxes in its statements of operations.
Allowance for Doubtful Accounts. The allowance for doubtful accounts represents the Company’s estimate of existing accounts receivable that will ultimately be uncollectible. The allowance is calculated by applying estimated write-off factors to various classes of outstanding receivables. The write-off factors used to estimate uncollectible accounts are based upon consideration of both historical collections experience and management’s best estimate of future collections success given the

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

existing collections environment. Additions, deductions and balances for allowance for doubtful accounts for 2016, 2015 and 2014 are as follows (in thousands):

	2016	2015	2014
Balance at beginning of year	$2,046	$2,253	$2,261
Additions:
Charged to costs and expense	2,427	2,057	2,755
Recovery of previous write-offs	1,395	1,613	1,516
Uncollectible receivables written off	3,712	3,877	4,279
Balance at end of year	$2,156	$2,046	$2,253
Income Taxes. The Company accounts for federal and state income taxes under the asset and liability method of accounting for income taxes. Deferred income taxes are recognized for the estimated future tax consequences of "temporary differences" by applying enacted statutory tax rates for each taxable jurisdiction applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Historically, certain temporary differences are accorded flow-through treatment by the Company's regulators and impact the Company's effective tax rate. The FASB guidance requires that rate-regulated companies record deferred income taxes for temporary differences accorded flow-through treatment at the direction of the regulatory commission. The resulting deferred tax assets and liabilities are recorded at the expected cash flow to be reflected in future rates. Because the Company's regulators have consistently permitted the recovery of tax effects previously flowed-through earnings, the Company has recorded regulatory liabilities and assets offsetting such deferred tax assets and liabilities. During the third quarter of 2016, the Company changed its accounting for state income taxes from the flow-through method to the normalization method in accordance with the final orders from the PUCT and the NMPRC in its 2015 rate cases, effective January 1, 2016. See Part II, Item 8, Financial Statements and Supplementary Data, Note C for further discussion. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. The Company recognizes tax assets and liabilities for uncertain tax positions in accordance with the recognition and measurement criteria of the FASB guidance for uncertainty in income taxes. See Part II, Item 8, Financial Statements and Supplementary Data, Note J.
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

Reclassification. Certain amounts in the Company's financial statements for 2015 have been reclassified to conform to the 2016 presentation. The Company implemented Accounting Standards Update ("ASU") 2015-03 and ASU 2015-17 in the first quarter of 2016, retrospectively to all periods presented in the Company's financial statements. See Part II, Item 8, Financial Statements and Supplementary Data, Note I and Note O for impact of ASU 2015-03, and Note J for impact of ASU 2015-17.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

B.    New Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) to provide a framework that replaces the existing revenue recognition guidance, and has since modified the standard with several ASUs.The standard provides that an entity should recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. More specifically, the standard requires entities to recognize revenue through the application of a five-step model, which includes the: (i) identification of the contract; (ii) identification of the performance obligations; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations; and (v) the recognition of revenue as the entity satisfies the performance obligations. Early adoption of ASU 2014-09 is permitted after December 15, 2016, however, the Company plans to adopt the new standard for reporting periods beginning after December 15, 2017.
Under the new standard, companies may use either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a modified retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company has not concluded which transition method it will elect but it currently anticipates using the modified retrospective approach.
The Company is currently in the process of evaluating the impact of the new standard on its various revenue and cash flow streams, including the evaluation of the impact, if any, on changes to business processes, systems and controls to support recognition and disclosure under the new guidance. Tariff sales to customers are determined to be in the scope of the new standard and represent a significant portion of the Company’s total operating revenues. The Company has not completed its final evaluation of tariff sales under the new guidance but currently does not anticipate that ASU 2014-09 will have a material impact on the Company's revenue recognition for such sales. The Company is still considering the impacts of the guidance on several industry-related accounting issues, including the accounting for contributions in aid of construction ("CIAC"), assessing the collectability criterion and the presentation of revenues associated with alternative revenue programs. The Company's initial assessment may change as we execute our implementation plan and new guidance is provided by the American Institute of Certified Public Accountants Power and Utilities Industry Task Force.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities to enhance the reporting model for financial instruments by addressing certain aspects of recognition, measurement, presentation, and disclosure. ASU 2016-01 generally requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. The guidance for classifying and measuring investments in debt securities and loans is not changed by this ASU, but requires entities to record changes in other comprehensive income. Financial assets and financial liabilities must be separately presented by measurement category on the balance sheet or in the accompanying notes to the financial statements. ASU 2016-01 clarifies the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. The provisions of this ASU become effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Upon adoption of the new standard, the Company expects to record the cumulative effects as of January 1, 2018 which will result in an adjustment to accumulated other comprehensive income (losses) and retained earnings for unrealized gains (losses) related to equity securities owned by the Company. Had the Company been required to adopt the new standard at January 1, 2016, accumulated other comprehensive income would decrease by $28.8 million and retained earnings would increase by a corresponding amount. Furthermore, the Company would report for the year ended December 31, 2016 an increase in investment income of $1.2 million, an increase in income tax expense of $0.2 million and a decrease in other comprehensive income of $1.0 million. The Company is continuing to assess the future impact of this ASU.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requiring qualitative and quantitative disclosures on leasing agreements. ASU 2016-02 maintains a distinction between finance leases and operating leases similar to the distinction under previous leases guidance for capital leases and operating leases. The impact of leases reported in the Company's operating results and statement of cash flows are expected to be similar to previous GAAP. ASU 2016-02 requires the recognition in the statement of financial position, by the lessee, of a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. How leases are recorded in regard to financial position represents a significant change from previous GAAP guidance. The lessee is permitted to make an accounting policy election to not recognize lease assets and lease liabilities for short-term leases. Implementation of the standard for public companies will be required for annual reporting periods beginning after December 15, 2018 and interim periods within that reporting period. Early adoption of ASU 2016-02 is permitted for all entities, however, the Company plans to adopt the new standard for reporting periods

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

beginning after December 15, 2018. Adoption of the new lease accounting standard will require the Company to apply the new standard to the earliest period using a modified retrospective approach. The Company is currently in the process of evaluating the impact of the new standard, including the evaluation of the impact, if any, on changes to business processes, systems and controls to support recognition and disclosure under the new guidance, however, at this time is unable to determine the impact this standard will have on the financial statements and related disclosures.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards either as equity or liabilities, and classification on the statements of cash flows. The Company will adopt the new standard effective January 1, 2017 and does not expect the effect of the adoption to be material to the Company's financial condition, results of operations or cash flows. The cumulative effect of the adoption of the new standard will be to increase net operating loss carryforward deferred tax assets and retained earnings by approximately $0.2 million on January 1, 2017. The Company also expects to continue to account for its outstanding stock awards based on the equity method and therefore does not anticipate any changes in reporting related compensation expense.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) ("ASU 2016-13"). ASU 2016-13 changes how companies measure and recognize credit impairment for many financial assets. The new current expected credit loss model will require companies to immediately recognize an estimate of credit losses expected to occur over the remaining life of the financial assets that are in the scope of the standard. The ASU also makes targeted amendments to the current impairment model for available-for-sale debt securities. For public business entities, the provisions of ASU 2016-13 are effective for fiscal years and interim periods within that reporting period beginning after December 15, 2019. Early implementation is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2016-13 will be applied in a modified-retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is implemented. The Company is currently assessing the future impact of ASU 2016-13.
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
In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements, which amends a number of Topics in the FASB ASC. This ASU is part of an ongoing FASB project to facilitate Codification updates for non-substantive technical corrections, clarifications, and improvements that are not expected to have a significant effect on accounting practice or create a significant administrative cost to most entities. Most of the amendments are effective upon issuance of ASU 2016-19 while certain amendments that require transition guidance are effective for the Company beginning January 1, 2017. The Company believes it is in compliance with those amendments that are effective immediately and that are applicable to the Company. The Company has not completed its evaluation of the new standard for amendments that require transition guidance.
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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

transmission service and compliance with federally-mandated reliability standards. The decisions of the PUCT, the NMPRC and the FERC are subject to judicial review.
Texas Regulatory Matters
2015 Texas Retail Rate Case Filing. On August 10, 2015, the Company filed with the City of El Paso, other municipalities incorporated in its Texas service territory, and the PUCT in Docket No. 44941, a request for an annual increase in non-fuel base revenues (the "2015 Texas Retail Rate Case").
On July 21, 2016, the parties to PUCT Docket No. 44941 filed the Joint Motion to Implement Uncontested Amended and Restated Stipulation and Agreement which was unopposed by the parties (the "Unopposed Settlement"). On August 25, 2016, the PUCT approved the Unopposed Settlement and issued its final order in Docket No. 44941 (the "PUCT Final Order"), as proposed. The PUCT Final Order provided for: (i) an annual non-fuel base rate increase, lower annual depreciation expense, a revised return on equity for AFUDC purposes, and the inclusion of substantially all new plant in service in rate base; (ii) an additional annual non-fuel base rate increase of $3.7 million related to Four Corners Generating Station ("Four Corners") costs, which will be collected through a surcharge terminating on July 12, 2017; (iii) removing the separate rate treatment for residential customers with solar systems that the Company had proposed in its August 10, 2015 filing; (iv) allowing the Company to recover $3.1 million in rate case expenses through a separate surcharge and (v) allowing the Company to recover revenues associated with the relate back of rates to consumption on and after January 12, 2016 through March 31, 2016 through a separate surcharge.
Interim rates, associated with the annual non-fuel base rate increase, became effective on April 1, 2016. The additional surcharges associated with the incremental Four Corners costs, rate case expenses and the relate back of rates to consumption on and after January 12, 2016 through March 31, 2016 were implemented on October 1, 2016.
For financial reporting purposes, the Company deferred any recognition of the Company's request in its 2015 Texas Retail Rate Case until it received the PUCT Final Order on August 25, 2016. Accordingly, it reported in the third quarter of 2016 the cumulative effect of the PUCT Final Order which related back to January 12, 2016.
2017 Texas Retail Rate Case Filing. On February 13, 2017, the Company filed with the City of El Paso, other municipalities incorporated in the Company's Texas service territory and the PUCT in Docket No.46831, a request for an increase in non-fuel base revenues of approximately $42.5 million. The Company invoked its statutory right to have its new rates relate back for consumption on and after July 18, 2017, which is the 155th day after the filing. The difference in rates that would have been billed will be surcharged or refunded to customers after the PUCT's final order in Docket No. 46831. The PUCT has the authority to require the Company to surcharge or refund such difference over a period not to exceed 18 months. The Company cannot predict the outcome or the timing of this rate case at this time.
Energy Efficiency Cost Recovery Factor. On May 1, 2015, the Company filed its annual application to establish its energy efficiency cost recovery factor for 2016. In addition to projected energy efficiency costs for 2016 and a true-up to prior year actual costs, the Company requested approval of a $1.0 million bonus for the 2014 energy efficiency program results in accordance with PUCT rules. This case was assigned PUCT Docket No. 44677. A stipulation and settlement agreement was filed September 24, 2015 and the PUCT approved the settlement on November 5, 2015. The settlement approved by the PUCT included a performance bonus of $1.0 million. The Company recorded the performance bonus in operating revenues in the fourth quarter of 2015.
On April 29, 2016, the Company filed its annual application to establish its energy efficiency cost recovery factor for 2017. In addition to projected energy efficiency costs for 2017 and true-up to prior year actual costs, the Company requested approval of a $0.7 million bonus for the 2015 energy efficiency program results in accordance with PUCT rules. This case was assigned PUCT Docket No. 45885. Parties in the proceeding, including PUCT staff and the City of El Paso, filed a settlement in the case that approved the Company's proposal with a reduction to the 2015 program bonus of $0.2 million. The PUCT approved the settlement on October 28, 2016. The settlement approved by the PUCT included a performance bonus of $0.5 million which was recorded in operating revenues in the third quarter of 2016.
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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

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
On November 30, 2016, the Company filed a request, which was assigned PUCT Docket No. 46610, to increase its fixed fuel factor by approximately 28.8% to reflect increased fuel expenses primarily related to an increase in the price of natural gas used to generate power. The increase in the fixed fuel factor was effective on an interim basis January 1, 2017 and approved by the PUCT on January 10, 2017. As of December 31, 2016, the Company had under-recovered fuel costs in the amount of $11.1 million for the Texas jurisdiction.
Fuel Reconciliation Proceeding. On September 27, 2016, the Company filed an application with the PUCT, designated as PUCT Docket No. 46308, to reconcile $436.6 million of Texas fuel and purchased power expenses incurred during the period of April 1, 2013 through March 31, 2016. A procedural schedule has been adopted with hearings in April 2017. As of December 31, 2016, Texas jurisdictional fuel and purchased power costs subject to a future Texas fuel reconciliation are approximately $114.4 million. The Company cannot predict the outcome or the timing of this matter.
Montana Power Station Approvals. The Company received Certificate of Convenience and Necessity ("CCN") approval from the PUCT to construct four natural gas fired generating units at Montana Power Station ("MPS") in El Paso County, Texas. The Company also obtained air permits from the Texas Commission on Environmental Quality (the "TCEQ") and the U.S. Environmental Protection Agency (the "EPA"). MPS Units 1 and 2 and associated transmission lines and common facilities were completed and placed into service in March 2015. MPS Units 3 and 4 were completed and placed into service on May 3, 2016 and September 15, 2016, respectively.
Community Solar. On June 8, 2015, the Company filed a petition with the PUCT to initiate a community solar program that includes the construction and ownership of a 3 MW solar photovoltaic system located at MPS. Participation will be on a voluntary basis, and customers will contract for a set capacity (kW) amount and receive all energy produced. This case was assigned PUCT Docket No. 44800. The Company filed a settlement agreement among all parties on July 1, 2016 approving the program, and the PUCT approved the settlement agreement and program on September 1, 2016. The Company expects completion of the solar facility and commencement of the program in the second quarter of 2017.
Four Corners. On February 17, 2015, the Company and Arizona Public Service Company ("APS") entered into an asset purchase agreement (the "Purchase and Sale Agreement") providing for the sale of the Company's interest in Four Corners to APS. The sale of the Company's interest in Four Corners closed on July 6, 2016. See Part II, Item 8, Financial Statements and Supplementary Data, Note E for further details on the sale of Four Corners.
On June 10, 2015, the Company filed an application in Texas requesting reasonableness and public interest findings and certain rate and accounting findings related to the Purchase and Sale Agreement. This case was assigned PUCT Docket No. 44805. Subsequent to the filing of the application, the case has been subject to numerous procedural matters, including a March 23, 2016 order in which the PUCT determined not to dismiss the reasonableness and public interest issues in this docket but to consider the requested rate and accounting findings, including mine reclamation costs, in a rate case proceeding. On September 1, 2016, a motion by parties in the proceeding to suspend the procedural schedule in order to pursue settlement was approved, and the parties are engaged in settlement discussions.
At December 31, 2016, the regulatory asset associated with the Four Corners mine reclamation costs for the Company's Texas jurisdiction was approximately $7.3 million. The Company currently continues to recover its mine reclamation costs in Texas under previous orders and decisions of the PUCT. If any future determinations made by the Company's regulators result in changes to how existing regulatory assets or previously incurred costs for Four Corners are recovered in rates, any such changes would be recognized only when it becomes probable future cash flows will change as a result of such regulatory actions.
Other Required Approvals. The Company has obtained other required approvals for tariffs and approvals required by the Public Utility Regulatory Act (the "PURA") and the PUCT.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

New Mexico Regulatory Matters
2015 New Mexico Rate Case Filing. On May 11, 2015, the Company filed a request with the NMPRC, in Case No. 15-00127-UT, for an annual increase in non-fuel base rates. On June 8, 2016, the NMPRC issued its final order in Case No. 15-00127-UT (the "NMPRC Final Order") which approved an annual increase in non-fuel base rates of approximately $0.6 million, an increase of approximately $0.5 million in other service fees and a decrease in the Company's allowed return on equity to 9.48%. The NMPRC Final Order concluded that all of the Company's new plant in service was reasonable and necessary and therefore would be recoverable in rates. The Company's rates were approved by the NMPRC effective July 1, 2016 and implemented at such time.
Fuel and Purchased Power Costs. On January 8, 2014, the NMPRC approved the continuation of the Fuel and Purchased Power Cost Adjustment Clause (the "FPPCAC") without modification in NMPRC Case No. 13-00380-UT. Historically, fuel and purchased power costs were recovered through base rates and a FPPCAC that accounts for changes in the costs of fuel relative to the amount included in base rates. Effective July 1, 2016, with the implementation of the final order in Case No. 15-00127-UT, fuel and purchased power costs are no longer recovered through base rates but are recovered through the FPPCAC. Fuel and purchased power costs are reconciled to actual costs on a monthly basis and recovered or refunded to customers the second succeeding month. The Company recovers costs related to Palo Verde Unit 3 capacity and energy in New Mexico through the FPPCAC as purchased power using a proxy market price approved in Case No. 13-00380-UT. The Company's request to reconcile its fuel and purchased power costs for the period January 1, 2013 through December 31, 2014 was approved in Case No. 15-00127-UT. New Mexico jurisdictional costs subject to prudence review are costs from January 1, 2015 through December 31, 2016 that total approximately $114.6 million. At December 31, 2016, the Company had a net fuel over-recovery balance of $0.2 million in New Mexico.
Montana Power Station Approvals. The Company received CCNs from the NMPRC to construct four units at MPS and the associated transmission lines. The Company also obtained all necessary air permits from the TCEQ and the EPA. A final order in NMPRC Case No. 13-00297-UT approving the CCN for MPS Units 3 and 4 was issued on June 11, 2014. MPS Units 1 and 2 and associated transmission lines and common facilities were completed and placed into service in March 2015. MPS Units 3 and 4 were completed and placed into service on May 3, 2016 and September 15, 2016, respectively.
Four Corners. On June 15, 2016, in NMPRC Case No. 15-00109-UT, the NMPRC issued its final order approving the Company's sale and abandonment of its ownership interest in Four Corners to APS pursuant to a February 17, 2015 Purchase and Sale Agreement between the Company and APS. See Part II, Item 8, Financial Statements and Supplementary Data, Note E for further details on the sale of Four Corners.
5 MW Holloman Air Force Base ("HAFB") Facility CCN. On October 7, 2015, in NMPRC Case No. 15-00185-UT, the NMPRC issued a final order approving a CCN for a 5 MW solar power generation facility located on HAFB in the Company's service territory in New Mexico. The Company and HAFB negotiated a special retail contract, which includes power sales agreement for the facility, to replace the existing load retention agreement which was approved by final order issued October 5, 2016 in NMPRC Case No. 16-00224-UT. Construction of the solar generation facility is expected to be completed in the second quarter of 2017.
Issuance of Long-Term Debt and Guarantee of Debt. On October 7, 2015 the Company received approval in NMPRC Case No. 15-00280-UT to issue up to $310.0 million of new long-term debt and to guarantee the issuance of up to $65.0 million of new debt by Rio Grande Resources Trust ("RGRT") to finance future purchases of nuclear fuel and to refinance existing nuclear fuel debt obligations. This approval supersedes prior approvals. Under this authorization, on March 24, 2016, the Company issued $150.0 million aggregate principal amount of 5.00% Senior Notes due December 1, 2044. The net proceeds from the issuance of these senior notes, after deducting the underwriters' commission, were $158.1 million. These proceeds include accrued interest of $2.4 million and a $7.1 million premium before expenses. These senior notes constitute an additional issuance of the Company's 5.00% Senior Notes due 2044, of which $150.0 million was previously issued on December 1, 2014, for a total principal amount outstanding of $300.0 million.
Other Required Approvals. The Company has obtained other required approvals for other tariffs, securities transactions, recovery of energy efficiency costs through a base rate rider and other approvals as required by the NMPRC.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

Federal Regulatory Matters
Four Corners. On June 26, 2015, APS filed an application requesting authorization from FERC to purchase 100% of the Company’s ownership interest in Units 4 and 5 of Four Corners and the associated transmission interconnection facilities and rights. On December 22, 2015, FERC issued an order approving the proposed transaction. The sale of the Company's interest in Four Corners closed on July 6, 2016. See Part II, Item 8, Financial Statements and Supplementary Data, Note E for further details on the sale of Four Corners.
Revolving Credit Facility; Issuance of Long-Term Debt and Guarantee of Debt. On October 19, 2015, the FERC issued an order in Docket No. ES15-66-000 approving the Company’s filing to issue short-term debt under the revolving credit facility ("RCF") up to $400.0 million outstanding at any time, to issue up to $310.0 million in long-term debt, and to guarantee the issuance of up to $65.0 million of new long-term debt by RGRT to finance future nuclear fuel purchases. The authorization is effective from November 15, 2015 through November 15, 2017. This approval supersedes prior approvals.
Under this authorization, on March 24, 2016, the Company issued $150.0 million aggregate principal amount of 5.00% Senior Notes due December 1, 2044. Additionally under this authorization, on January 9, 2017, the Company exercised its option to extend the maturity of the RCF by one year to January 14, 2020 and to increase the size of the facility by $50.0 million to $350.0 million. The Company still has the option to extend the facility by one additional year to January 2021 and to increase the RCF by up to $50.0 million (up to a total of $400.0 million) upon the satisfaction of certain conditions, more fully set forth in the agreement, including obtaining commitments from lenders or third party financial institutions. Additionally, the Company agreed to reduce the letters of credit commitment to $50.0 million from a total commitment, under the RCF, of $350.0 million.
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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

D.    Regulatory Assets and Liabilities
The Company's operations are regulated by the PUCT, the NMPRC and the FERC. Regulatory assets represent probable future recovery of previously incurred costs, which will be collected from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process. Regulatory assets and liabilities reflected in the Company's balance sheet are presented below (in thousands):

	Amortization Period Ends	December 31, 2016	December 31, 2015
Regulatory assets
Regulatory tax assets (a)	(b)	$66,670	$69,359
Loss on reacquired debt (c)	May 2035	15,780	16,632
Final coal reclamation (d)	(e)	9,581	9,520
Nuclear fuel postload daily financing charge	(e)	3,831	4,195
Unrecovered issuance costs due to reissuance of PCBs (c)	August 2042	794	827
Texas energy efficiency	(f)	—	25
Texas 2015 rate case costs	September 2018	2,670	1,882
Texas 2017 rate case costs	(g)	246	—
Texas relate back surcharge	(h)	6,455	—
New Mexico renewable energy credits and related costs (i)	June 2022	6,937	6,397
New Mexico 2010 FPPCAC audit	June 2019	398	434
New Mexico Palo Verde deferred depreciation	(b)	4,415	4,568
New Mexico 2015 rate case costs	June 2019	1,074	1,288
New Mexico 2017 rate case costs	(g)	10	—
Total regulatory assets		$118,861	$115,127
Regulatory liabilities
Regulatory tax liabilities (a)	(b)	$10,648	$17,266
Accumulated deferred investment tax credit (j)	(b)	3,328	4,011
Texas energy efficiency	(f)	1,288	—
New Mexico energy efficiency	(f)	2,159	2,238
Texas military base discount and recovery factor	(k)	184	788
New Mexico gain on sale of assets (l)	June 2019	828	—
Total regulatory liabilities		$18,435	$24,303

______________________________

(a)	We do not earn a return on these items since the related accumulated deferred income tax assets and liabilities offset.

(b)	The amortization periods for these assets and liabilities are based upon the life of the associated assets or liabilities.

(c)	This item is recovered as a component of the weighted cost of debt and amortized over the life of the related debt issuance.

(d)	This item relates to coal reclamation costs associated with Four Corners. See Part II, Item 8, Financial Statements and Supplementary Data, Note C.

(e)	This item is recovered through fuel recovery mechanisms established by tariffs.

(f)	This item is recovered or credited through a recovery factor that is set annually.

(g)	Amortization period is anticipated to be established in next general rate case.

(h)
This item relates to the recovery of revenues through a separate surcharge beginning October 1, 2016 and ending September 30, 2017. See Part II, Item 8, Financial Statements and Supplementary Data, Note C.

(i)	This item relates to renewable energy credits and procurement plan costs, components approved for recovery in the New Mexico 2015 rate case.

(j)	This item is excluded from rate base.

(k)	This item represents the net asset/net liability related to the military discount which is recovered from non-military customers through a recovery factor that is set annually.

(l)	This item relates to the gains on the sales of assets the Company shares with its New Mexico customers over a three year period.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

E.     Utility Plant, Palo Verde and Other Jointly-Owned Utility Plant
The table below presents the balance of each major class of depreciable assets at December 31, 2016 (in thousands):

	Gross Plant	Accumulated Depreciation	Net Plant
Nuclear production	$948,382	$(320,000)	$628,382
Steam and other	926,419	(186,539)	739,880
Total production	1,874,801	(506,539)	1,368,262
Transmission	498,660	(259,488)	239,172
Distribution	1,127,897	(365,601)	762,296
General	205,866	(57,240)	148,626
Intangible	84,342	(55,464)	28,878
Total	$3,791,566	$(1,244,332)	$2,547,234
During 2016, depreciation decreased due to changes in rates approved in the PUCT Final Order and the NMPRC Final Order. The change, effective in January 2016 for Texas and July 2016 for New Mexico, reduced depreciation expense in 2016 by $10.9 million.
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

2014	$8,051
2015	6,482
2016	5,302
2017 (estimated)	5,148
2018 (estimated)	4,631
2019 (estimated)	4,242
2020 (estimated)	3,808
2021 (estimated)	3,227
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
A summary of the Company’s investment in jointly-owned utility plant, excluding fuel inventories, at December 31, 2016 and 2015 is as follows (in thousands):

	December 31, 2016		December 31, 2015
	Palo Verde	Other (a)	Palo Verde	Other (a)
Electric plant in service	$948,382	$67,621	$917,483	$229,627
Accumulated depreciation	(320,000)	(44,377)	(304,060)	(181,886)
Construction work in progress	50,598	1,895	48,938	9,528
Total	$678,980	$25,139	$662,361	$57,269
_______________
(a) 2015 other jointly-owned utility plant includes a 7% interest in Units 4 and 5 at Four Corners and certain other transmission facilities which the Company sold on July 6, 2016.

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
Nuclear Regulatory Commission. The Nuclear Regulatory Commission ("NRC") regulates the operation of all commercial nuclear power reactors in the United States, including Palo Verde. The NRC periodically conducts inspections of nuclear facilities and monitors performance indicators to enable the agency to arrive at objective conclusions about a licensee’s safety performance.
Palo Verde Operating Licenses. Operation of each of the three Palo Verde Units requires an operating license from the NRC.  The NRC issued full power operating licenses for Unit 1 in June 1985, Unit 2 in April 1986 and Unit 3 in November 1987 and issued renewed operating licenses for each of the three units in April 2011, which extended the licenses for Units 1, 2 and 3 to June 2045, April 2046 and November 2047, respectively.
Decommissioning. Pursuant to the ANPP Participation Agreement and federal law, the Company funds its share of the estimated costs to decommission Palo Verde Units 1, 2 and 3, including the Common Facilities, through the term of their respective operating licenses and is required to maintain a minimum accumulation and funding level in its decommissioning account at the end of each annual reporting period during the life of the plant. The Company has established external trusts with an independent trustee, which enables the Company to record a current deduction for federal income tax purposes for most of the amounts funded. At December 31, 2016, the Company’s decommissioning trust fund had a balance of $255.7 million, which is above its minimum funding level. The Company monitors the status of its decommissioning funds and adjusts its deposits, if necessary.
Decommissioning costs are estimated every three years based upon engineering cost studies performed by outside engineers retained by APS. In December 2013, the Palo Verde Participants approved the 2013 Palo Verde decommissioning study (the "2013 Study"). The 2013 Study estimated that the Company must fund approximately $380.7 million (stated in 2013 dollars) to cover its share of decommissioning costs which was an increase in decommissioning costs of $23.3 million (stated in 2013 dollars) from the 2010 Palo Verde decommissioning study. However, because the cash flows from the 2013 Study were less than the inflated amounts from the 2010 Study, the effect of this change lowered the ARO by $1.9 million which lowered annual expenses starting in January 2014. Although the 2013 Study was based on the latest available information, there can be no assurance that decommissioning cost estimates will not increase in the future or that regulatory requirements will not change. In addition, until a new low-level radioactive waste repository opens and operates for a number of years, estimates of the cost to dispose of low-level radioactive waste are subject to uncertainty. As provided in the ANPP Participation Agreement, the participants are required to conduct a new decommissioning study every three years. A 2016 Palo Verde decommissioning study (the "2016 Study") is underway and is expected to be finalized in the second quarter of 2017 at which time the Company will record its effects. If the expected cash flows as identified in the 2016 Study exceed the expected cash flows identified in the 2013 Study (stated in 2016 dollars), the ARO will increase with a corresponding increase in the ARO asset. Under such circumstances, increases in Palo Verde accretion expense and depreciation expense will occur. While the Company attempts to seek amounts in rates to meet its decommissioning obligations, it is not able to conclude given the evidence available to it now that it is probable these costs will continue to be collected over the period until decommissioning begins in 2044. The Company is ultimately responsible for these costs and its future actions combined with future decisions from regulators will determine how successful the Company is in this effort.
Spent Nuclear Fuel and Waste Disposal. Pursuant to the Nuclear Waste Policy Act of 1982, as amended in 1987 (the "NWPA"), the DOE is legally obligated to accept and dispose of all spent nuclear fuel and other high-level radioactive waste generated by all domestic power reactors by 1998. The DOE's obligations are reflected in a contract for Disposal of Spent Nuclear Fuel and/or High-Level Radioactive Waste (the "Standard Contract") with each nuclear power plant. The DOE failed to begin accepting spent nuclear fuel by 1998. On December 19, 2012, APS, acting on behalf of itself and the Palo Verde Participants, filed a second breach of contract lawsuit against the DOE. This lawsuit sought to recover damages incurred due to the DOE’s failure to accept Palo

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

Verde’s spent nuclear fuel for the period beginning January 1, 2007 through June 30, 2011. On August 18, 2014, APS and the DOE entered into a settlement agreement stipulating to a dismissal of the lawsuit and payment of $57.4 million by the DOE to the Palo Verde Participants for certain specified costs incurred by Palo Verde during the period January 1, 2007 through June 30, 2011. On October 8, 2014, the Company received approximately $9.1 million, representing its share of the award, of which $7.9 million was refunded to customers through the applicable fuel adjustment clauses. On October 31, 2014, APS, acting on behalf of itself and the Palo Verde Participants, submitted to the government an additional request for reimbursement of spent nuclear fuel storage costs for the period July 1, 2011 through June 30, 2014. The accepted claim amount was $42.0 million. On June 1, 2015, the Company received approximately $6.6 million, representing its share of the award, of which $5.8 million was credited to customers through the applicable fuel adjustment clauses in March 2015. After June 2015, APS will file annual claims for the period July 1 of the then-previous year to June 30 of the then-current year. On November 2, 2015, APS filed a $12.0 million claim for the period July 1, 2014 through June 30, 2015. In February 2016, the DOE notified APS of the approval of the claim. The Company's share of this claim is approximately $1.9 million, of which $1.6 million was credited to customers through the applicable fuel adjustment clauses in March 2016. On October 31, 2016 APS filed an $11.3 million claim for the period July 1, 2015 through June 30, 2016. The Company's share of this claim is approximately $1.8 million. On February 1, 2017, the DOE notified APS of the approval of the claim. Any reimbursement is anticipated to be received in the second quarter of 2017, and the majority of the award received by the Company will be credited to customers through applicable fuel adjustment clauses.
DOE’s Construction Authorization Application for Yucca Mountain. The DOE had planned to meet its disposal obligations by designing, licensing, constructing and operating a permanent geologic repository in Yucca Mountain, Nevada. In March 2010, the DOE filed a motion to dismiss with prejudice its Yucca Mountain construction authorization application that was pending before the NRC. Several interested parties have intervened in the NRC proceeding, and the proceeding has not been conclusively decided by the NRC or the courts. The Company cannot predict when spent fuel shipments to the DOE will commence.
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
Liability and Insurance Matters. The Palo Verde Participants have insurance for public liability resulting from nuclear energy hazards to the full limit of liability under federal law, which is currently at $13.4 billion. This potential liability is covered by primary liability insurance provided by commercial insurance carriers in the amount of $450.0 million, and the balance is covered by an industry-wide retrospective assessment program. If a loss at a nuclear power plant covered by the programs exceeds the accumulated funds in the primary level of protection, the Company could be assessed retrospective premium adjustments on a per incident basis. Under federal law, the maximum assessment per reactor under the program for each nuclear incident is approximately $127.3 million, subject to an annual limit of $19.0 million. Based upon the Company's 15.8% interest in the three Palo Verde units, the Company's maximum potential assessment per incident for all three units is approximately $60.4 million, with an annual payment limitation of approximately $9.0 million.
The Palo Verde Participants maintain $2.75 billion of "all risk" nuclear property insurance. The insurance provides coverage for property damage and decontamination at Palo Verde. For covered incidents involving property damage not accompanied by a release of radioactive material, the policy's coverage limit is $2.25 billion. The Company has also secured insurance against portions of any increased cost of generation or purchased power and business interruption resulting from a sudden and unforeseen outage of any of the three units. The insurance coverage discussed in this and the previous paragraph is subject to certain policy conditions and exclusions. A mutual insurance company whose members are utilities with nuclear facilities issues these policies. If losses at any nuclear facility covered by this mutual insurance company were to exceed the accumulated funds for these insurance programs, the Company could be assessed retrospective premium adjustments of up to $12.9 million for the current policy period.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

Four Corners
On February 17, 2015, the Company and APS entered into the Purchase and Sale Agreement providing for the sale of the Company’s interests in Four Corners to APS. Four Corners continued to provide energy to serve the Company's native load up to the closing date of the sale on July 6, 2016. Also on July 6, 2016, prior to the closing of the transaction, the Company and APS entered into an amendment to the Purchase and Sale Agreement pursuant to which APS assigned its right, title and interest in the Purchase and Sale Agreement to its affiliate 4C Acquisition, LLC ("APS's affiliate"), and Pinnacle West Capital Corporation, the parent company of APS and APS's affiliate ("Pinnacle West"), guaranteed APS's affiliate's obligations under the Purchase and Sale Agreement. The sales price was $32.0 million, which was based on the net book value as defined in the Purchase and Sale Agreement. The sales price was adjusted downward by $7.0 million and $19.5 million, respectively, to reflect the assumption by APS's affiliate of the Company's obligation to pay for future plant decommissioning and mine reclamation expenses. The sales price was also adjusted downward by approximately $1.3 million for estimated closing adjustments and other assets and liabilities assumed by APS's affiliate. At the closing, the Company received approximately $4.2 million in cash, subject to post-closing adjustments. No significant gain or loss was recorded after the closing date. APS's affiliate assumed responsibility for all Four Corners capital expenditures made after July 6, 2016, which assumption is guaranteed by Pinnacle West. In addition, APS's affiliate will indemnify the Company against certain liabilities and costs related to the future operation of Four Corners, which indemnification is guaranteed by Pinnacle West. See Part II, Item 8, Financial Statements and Supplementary Data, Note C for a discussion of regulatory filings associated with Four Corners.
F.     Accounting for Asset Retirement Obligation
The Company complies with the FASB guidance for ARO. This guidance affects the accounting for the decommissioning of Palo Verde and the method used to report the decommissioning obligation. The Company also complies with the FASB guidance for conditional ARO which primarily affects the accounting for the disposal obligations of the Company’s fuel oil storage tanks, water wells, evaporative ponds and asbestos found at the Company’s gas-fired generating plants. The Company’s ARO are subject to various assumptions and determinations such as: (i) whether a legal obligation exists to remove assets; (ii) estimation of the fair value of the costs of removal; (iii) when final removal will occur; (iv) future changes in decommissioning cost escalation rates; and (v) the credit-adjusted interest rates to be utilized in discounting future liabilities. Changes that may arise over time with regard to these assumptions and determinations will change amounts recorded in the future as an expense for ARO. The Company records the increase in the ARO due to the passage of time as an operating expense (accretion expense). If the Company incurs or assumes any liability in retiring any asset at the end of its useful life without a legal obligation to do so, it will record such retirement costs as incurred.
The ARO liability for Palo Verde is based upon the estimated cost of decommissioning the plant from the 2013 Palo Verde decommissioning study. See Part II, Item 8, Financial Statements and Supplementary Data, Note E. The ARO liability is calculated by adjusting the estimated decommissioning costs for spent fuel storage and a profit margin and market-risk premium factor. The resulting costs are escalated over the remaining life of the plant and finally discounted using a credit-risk adjusted discount rate. As Palo Verde approaches the end of its estimated useful life, the difference between the ARO liability and future current cost estimates will narrow over time due to the accretion of the ARO liability. Because the DOE is obligated to assume responsibility for the permanent disposal of spent fuel, spent fuel costs have not been included in the ARO calculation. The Company maintains six external trust funds with an independent trustee that are legally restricted to settling its ARO at Palo Verde. The fair value of the funds at December 31, 2016 is $255.7 million.
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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

An analysis of the activity of the Company’s total ARO liability from January 1, 2014 through December 31, 2016, including the effects of each year’s estimate revisions, is presented below. In 2016, the settled liabilities reflect the sale of the Company's interest in Four Corners including the related ARO. In 2014, the estimate revision includes an adjustment to Four Corners due to the early recognition of the obligation resulting from the Purchase and Sale Agreement with APS.

	2016	2015	2014
ARO liability at beginning of year	$81,621	$74,577	$65,214
Liabilities incurred	—	189	—
Liabilities settled	(6,993)	—	—
Revisions to estimate	—	—	3,561
Accretion expense	7,172	6,855	5,802
ARO liability at end of year	$81,800	$81,621	$74,577

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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

The expense, deferred tax benefit, and current tax expense recognized related to restricted stock and other stock-based awards in 2016, 2015 and 2014 is presented below (in thousands):

	2016	2015	2014

Expense (a)	$2,594	$2,755	$3,471
Deferred tax benefit	908	964	1,215
Current tax benefit recognized	183	43	39
_____________________
(a) Any capitalized costs related to these expenses is less than $0.3 million for all years.
The aggregate intrinsic value and fair value at grant date of restricted stock and other stock-based awards which vested in 2016, 2015 and 2014 is presented below (in thousands):

	2016	2015	2014

Aggregated intrinsic value	$2,515	$3,451	$3,441
Fair value at grant date	1,993	3,327	3,330
The unvested restricted stock transactions for 2016 are presented below:

	Total Shares	Weighted Average Grant Date Fair Value	Unrecognized Compensation Expense (a)	Aggregate Intrinsic Value
			(In thousands)	(In thousands)
Restricted shares outstanding at December 31, 2015	91,210	$36.61
Stock awards	74,181	40.95
Vested	(55,503)	35.91
Forfeitures	(495)	36.88
Restricted shares outstanding at December 31, 2016	109,393	39.90	$1,767	$5,087
_______________________
(a) The unrecognized compensation expense is expected to be recognized over the weighted average remaining contractual term of the outstanding restricted stock of approximately one year.
The weighted average fair value per share at grant date for restricted stock and other stock-base awards granted during 2016, 2015 and 2014 were:

	2016	2015	2014
Weighted average fair value per share	$40.95	$37.17	$36.95
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
Detail of performance shares vested follows:

Date Vested	Payout Ratio	Performance Shares Awarded	Compensation Costs Expensed	Period Compensation Costs Expensed	Aggregated Intrinsic Value
			(In thousands)		(In thousands)
January 25, 2017	32%	11,314	$932	2014-2016	$512
January 27, 2016	0%	0	851	2013-2015	—
February 20, 2015	0%	0	1,502	2012-2014	—
February 18, 2014	0%	0	954	2011-2013	—
In 2017, 2018 and 2019, subject to meeting certain performance criteria, additional performance shares could be awarded. In accordance with the FASB guidance related to stock-based compensation, the Company recognizes the related compensation expense by ratably amortizing the grant date fair value of awards over the requisite service period and the compensation expense is only adjusted for forfeitures. Excluding the 2014 award, the maximum number of shares that can be issued under the plan are 206,898 shares.
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
The outstanding performance share awards at the 100% performance level is summarized below:

	Number Outstanding	Weighted Average Grant Date Fair Value	Unrecognized Compensation Expense (b)	Aggregate Intrinsic Value
			(In thousands)	(In thousands)
Performance shares outstanding at December 31, 2015 (a)	130,136	$32.72
Performance share awards	60,835	38.11
Performance shares expired	(24,527)	34.69
Performance shares outstanding at December 31, 2016 (a)	166,444	34.40	$2,189	$7,740
_______________________
(a) On December 15, 2015, the Company issued a stock based retention grant to the Chief Executive Officer (CEO) of 27,624 shares in accordance with the Amended and Restated 2007 LTIP that is eligible for vesting based on the achievement of certain performance conditions and a five year service period, as stated in the CEO's employment agreement. The performance condition was met as of November 2016 as determined by the Compensation Committee, and has been included in the beginning and ending balance in the table above.
(b) The unrecognized compensation expense is expected to be recognized over the weighted average remaining contractual term of the awards of approximately one year, except for the CEO retention grant.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

A summary of information related to performance shares for 2016, 2015 and 2014 is presented below:

	2016	2015	2014
Weighted average per share grant date fair value per share of performance shares awarded	$38.11	$35.72	$26.36
Compensation expense (in thousands) (a) (b)	1,655	1,042	1,181
Deferred tax benefit related to compensation expense (in thousands) (b)	579	365	413
_____________________
(a) Includes adjustments for estimated forfeitures.
(b) Includes CEO retention grant.
Repurchase Program
No shares of the Company's common stock were repurchased during the twelve months ended December 31, 2016. Detail regarding the Company's stock repurchase program are presented below:

	Since 1999 (a)	Authorized Shares
Shares repurchased (b)	25,406,184
Cost, including commission (in thousands)	$423,647
Total remaining shares available for repurchase at December 31, 2016		393,816
______________________

(a)	Represents repurchased shares and cost since inception of the stock repurchase program in 1999.

(b)
Shares repurchased does not include 86,735 treasury shares related to employee compensation arrangements outside of the Company's repurchase programs. Beginning in 2015, shares of the Company's common stock issued for employee benefit and stock incentive plans have been issued from the shares repurchased and held in treasury stock. The Company awarded 188,005 shares out of treasury stock during 2016.

The Company may in the future make purchases of shares of its common stock pursuant to its authorized program in open market transactions at prevailing prices and may engage in private transactions where appropriate. The repurchased shares will be available for issuance under employee benefit and stock incentive plans, or may be retired.
Dividend Policy
On December 30, 2016, the Company paid $12.6 million in quarterly cash dividends to shareholders. The Company paid a total of $49.6 million, $47.1 million and $44.6 million in cash dividends during the twelve months ended December 31, 2016, 2015 and 2014, respectively. On January 26, 2017, the Board of Directors declared a quarterly cash dividend of $0.31 per share payable on March 31, 2017 to shareholders of record as of the close of business on March 17, 2017.

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

	Years Ended December 31,
	2016	2015	2014
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	40,350,688	40,274,986	40,190,991
Dilutive effect of unvested performance awards	57,345	33,576	20,726
Diluted number of common shares outstanding	40,408,033	40,308,562	40,211,717
Basic net income per common share:
Net income	$96,768	$81,918	$91,428
Income allocated to participating restricted stock	(321)	(243)	(301)
Net income available to common shareholders	$96,447	$81,675	$91,127
Diluted net income per common share:
Net income	$96,768	$81,918	$91,428
Income reallocated to participating restricted stock	(321)	(243)	(301)
Net income available to common shareholders	$96,447	$81,675	$91,127
Basic net income per common share:
Distributed earnings	$1.225	$1.165	$1.105
Undistributed earnings	1.165	0.865	1.165
Basic net income per common share	$2.390	$2.030	$2.270
Diluted net income per common share:
Distributed earnings	$1.225	$1.165	$1.105
Undistributed earnings	1.165	0.865	1.165
Diluted net income per common share	$2.390	$2.030	$2.270
The amount of restricted stock awards and performance shares at 100% performance level excluded from the calculation of the diluted number of common shares outstanding because their effect was antidilutive is presented below:

	Year Ended December 31,
	2016	2015	2014
Restricted stock awards	53,703	56,375	60,455
Performance shares (a)	47,246	66,804	96,208
_____________________

(a)	Certain performance shares were excluded from the computation of diluted earnings per share as no payouts would have been required based upon performance at the end of each corresponding period.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

H.     Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated Other Comprehensive Income (Loss) (net of tax) by component are presented below (in thousands):
	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Marketable Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2013	$(21,330)	$36,240	$(12,298)	$2,612
Other comprehensive income (loss) before reclassifications	(12,628)	8,694	—	(3,934)
Amounts reclassified from accumulated other comprehensive income (loss)	(926)	(5,977)	224	(6,679)
Balance at December 31, 2014	(34,884)	38,957	(12,074)	(8,001)
Other comprehensive income (loss) before reclassifications	3,777	(2,255)	—	1,522
Amounts reclassified from accumulated other comprehensive income (loss)	1,238	(8,937)	264	(7,435)
Balance at December 31, 2015	(29,869)	27,765	(11,810)	(13,914)
Other comprehensive income before reclassifications	7,363	6,904	—	14,267
Amounts reclassified from accumulated other comprehensive income (loss)	(1,422)	(6,206)	159	(7,469)
Balance at December 31, 2016	$(23,928)	$28,463	$(11,651)	$(7,116)

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

Amounts reclassified from Accumulated Other Comprehensive Income (Loss) for the twelve months ended December 31, 2016, 2015 and 2014 are as follows (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	2016	2015	2014	Affected Line Item in the Statements of Operations

Amortization of pension and post-retirement benefit costs:
Prior service benefit	$7,407	$6,574	$7,659	(a)
Net loss	(4,965)	(8,622)	(6,182)	(a)
	2,442	(2,048)	1,477	(a)
Income tax effect	(1,020)	810	(551)	Income tax expense
	1,422	(1,238)	926	Net income

Marketable securities:
Net realized gain on sale of securities	7,640	11,114	7,350	Investment and interest income, net
	7,640	11,114	7,350	Income before income taxes
Income tax effect	(1,434)	(2,177)	(1,373)	Income tax expense
	6,206	8,937	5,977	Net income

Loss on cash flow hedge:
Amortization of loss	(498)	(467)	(438)	Interest on long-term debt and revolving credit facility
	(498)	(467)	(438)	Income before income taxes
Income tax effect	339	203	214	Income tax expense
	(159)	(264)	(224)	Net income

Total reclassifications	$7,469	$7,435	$6,679

(a) These items are included in the computation of net periodic benefit cost. See Part II, Item 8, Financial Statements and Supplementary Data, Note M for additional information.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

I.    Long-Term Debt and Financing Obligations
Outstanding long-term debt and financing obligations are as follows:

	December 31,
	2016	2015 (1)
	(In thousands)
Long-Term Debt:
Pollution Control Bonds (2):
7.25% 2009 Series A refunding bonds, due 2040 (7.46% effective interest rate)	$62,619	$62,582
4.50% 2012 Series A refunding bonds, due 2042 (4.63% effective interest rate)	58,471	58,441
7.25% 2009 Series B refunding bonds, due 2040 (7.49% effective interest rate)	36,492	36,465
1.875% 2012 Series A refunding bonds, due 2032 (2.35% effective interest rate)	33,193	33,011
Total Pollution Control Bonds	190,775	190,499
Senior Notes (3):
6.00% Senior Notes, net of discount, due 2035 (7.12% effective interest rate)	393,861	393,693
7.50% Senior Notes, net of discount, due 2038 (7.67% effective interest rate)	147,331	147,282
3.30% Senior Notes, net of discount, due 2022 (3.43% effective interest rate)	148,939	148,783
5.00% Senior Notes, net of discount, due 2044 (4.93% effective interest rate)	302,955	147,717
Total Senior Notes	993,086	837,475
RGRT Senior Notes (4):
4.47% Senior Notes, Series B, due 2017 (4.62% effective interest rate)	49,950	49,883
5.04% Senior Notes, Series C, due 2020 (5.16% effective interest rate)	44,845	44,803
Total RGRT Senior Notes	94,795	94,686
Total long-term debt	1,278,656	1,122,660
Financing Obligations:
Revolving Credit Facility ($81,574 due in 2017) (5)	81,574	141,738
Total long-term debt and financing obligations	1,360,230	1,264,398
Current Portion (amount due within one year):
Current maturities of long term debt	(83,143)	—
Short-term borrowings under the revolving credit facility	(81,574)	(141,738)
	$1,195,513	$1,122,660
_____________________

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

(2)	Pollution Control Bonds ("PCBs")

The Company has four series of tax exempt unsecured PCBs in aggregate principal amount of $193.1 million. The 1.875% 2012 Series A (El Paso Electric Company Four Corners Project) Pollution Control Refunding Revenue Bonds with an aggregate principal amount of $33.3 million are subject to mandatory tender for purchase in September 2017 at which time the Company will either repay or remarket these bonds.

(3)	Senior Notes

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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

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

The 3.30% Senior Notes have an aggregate principal amount of $150.0 million were issued in December 2012. The proceeds, net of a $0.3 million discount, were used to fund construction expenditures and for working capital and general corporate purposes.

In December 2014, the Company issued 5.00% Senior Notes with an aggregate principal amount of $150.0 million. The proceeds, net of a $0.5 million discount, were used to fund construction expenditures and for working capital and general corporate purposes. In March 2016, the Company issued additional 5.00% Senior Notes with an aggregate principal amount of $150.0 million. The proceeds from this issuance, after deducting the underwriters' commission, were $158.1 million. These proceeds included accrued interest of $2.4 million and a $7.1 million premium before expenses. The net proceeds, from the sale of these senior notes were used to repay outstanding short-term borrowings under the RCF. After the March 2016 issuance, the Company's 5.00% Senior Notes due 2044 had a total principal amount outstanding of $300.0 million.

(4)	RGRT Senior Notes

In 2010, the Company and RGRT, a Texas grantor trust through which the Company finances its portion of fuel for Palo Verde, entered into a note purchase agreement with various institutional purchasers. Under the terms of the agreement, RGRT sold to the purchasers $110 million aggregate principal amount of Senior Notes (the "Notes"). In August 2015, $15.0 million of these Notes matured and were paid with borrowings from the RCF. In August 2017, $50.0 million of these Senior Notes will mature. The Company will either repay or refinance this $50.0 million of Notes upon maturity. The Company guarantees the payment of principal and interest on the Notes. In the Company’s financial statements, the assets and liabilities of RGRT are reported as assets and liabilities of the Company.

RGRT pays interest on the Notes on February 15, and August 15 of each year until maturity. RGRT may redeem the Notes, in whole or in part, at any time at a redemption price equal to 100% of the principal amount to be redeemed together with the interest on such principal amount accrued to the date of redemption, plus a make-whole amount based on the prevailing market interest rates. The agreement requires compliance with certain covenants, including a total debt to capitalization ratio. The Company was in compliance with these requirements throughout 2016.

The sale of the Notes was made by RGRT in reliance on a private placement exemption from registration under the Securities Act of 1933, as amended. The proceeds of $109.4 million, net of issuance costs, from the sale of the Notes was used by RGRT to repay amounts borrowed under the RCF and will enable future nuclear fuel financing requirements of RGRT to be met with a combination of the Notes and amounts borrowed from the RCF.

(5)	Revolving Credit Facility

On January 14, 2014, the Company and RGRT entered into a second amended and restated credit agreement related to the RCF with JP Morgan Chase Bank, N.A., as administrative agent and issuing bank, and Union Bank, N.A., as syndication agent, and various lending banks party thereto. As of December 31, 2016, the Company had available $300 million and the ability to increase the RCF by up to $100 million with a term ending January 2019. On January 9, 2017, the Company exercised its option to extend the maturity of the RCF by one year to January 14, 2020 and to increase the size of the facility by $50 million to $350 million. The Company still has the option to extend the facility by one additional year to January 2021 and to increase the RCF by up to $50 million (up to a total of $400 million) upon the satisfaction of certain conditions, more fully set forth in the agreement, including obtaining commitments from lenders or third party financial institutions.

The RCF provides that amounts borrowed by the Company may be used for, among other things, working capital and general corporate purposes. Any amounts borrowed by RGRT may be used, among other things, to finance the acquisition and processing of nuclear fuel. Amounts borrowed by RGRT are guaranteed by the Company and the balance borrowed under the RCF is recorded as short-term borrowings on the balance sheet. The RCF is unsecured. The RCF requires compliance

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

with certain covenants, including a total debt to capitalization ratio. The Company was in compliance with these requirements throughout 2016. In August 2015, $15.0 million aggregate principal amount of Series A 3.67% Senior Notes of RGRT matured and were paid utilizing borrowings under the RCF. As of December 31, 2016, the total amount borrowed by RGRT was $37.6 million for nuclear fuel under the RCF. As of December 31, 2016, $44.0 million of borrowings were outstanding under this facility for working capital and general corporate purposes. The weighted average interest rate on the RCF was 2.0% as of December 31, 2016.

As of December 31, 2016, the principal amount of scheduled maturities for the next five years of long-term debt are as follows (in thousands):

2017	$83,300
2018	—
2019	—
2020	45,000
2021	—
The $37.6 million of borrowings outstanding on the RCF for nuclear fuel financing purposes is anticipated to be paid in 2017.

J.    Income Taxes
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2016 and 2015 are presented below (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Benefit of tax loss carryforwards	$60,749	$35,153
Alternative minimum tax credit carryforward	16,620	16,620
Pensions and benefits	57,756	61,673
Asset retirement obligation	26,929	28,042
Deferred fuel	—	1,488
Other	(200)	15,421
Total gross deferred tax assets	161,854	158,397
Deferred tax liabilities:
Plant, principally due to depreciation and basis differences	(668,303)	(608,738)
Decommissioning	(43,463)	(41,100)
Deferred fuel	(3,962)	—
Other	(1,192)	(3,796)
Total gross deferred tax liabilities	(716,920)	(653,634)
Net accumulated deferred income taxes	$(555,066)	$(495,237)
Based on the average annual book income before taxes for the prior three years, excluding the effects of unusual or infrequent items, the Company believes that the deferred tax assets will be fully realized at current levels of book and taxable income.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

The Company recognized income tax expense for 2016, 2015 and 2014 as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Income tax expense:
Federal:
Current	$2,642	$2,319	$(1,250)
Deferred	47,909	32,819	38,810
Total federal income tax	50,551	35,138	37,560
State:
Current	766	1,730	3,209
Deferred	3,285	(1,650)	641
Total state income tax	4,051	80	3,850
Generation (amortization) of accumulated investment tax credits	(684)	(323)	(322)
Total income tax expense	$53,918	$34,895	$41,088
As of December 31, 2016, the Company had $16.6 million of AMT credit carryforwards that have an unlimited life. As of December 31, 2016, the Company had $59.3 million of federal and $2.2 million of state tax loss carryforwards. If unused, both the federal and state tax loss carryforwards have lives of 20 years and 5 years respectively. As of December 31, 2016, the Company had $0.2 million of unrecognized tax benefits related to stock compensation which cannot be recognized until federal tax loss carryforwards are fully utilized.
Income tax provisions differ from amounts computed by applying the statutory federal income tax rate of 35% to book income before federal income tax as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Federal income tax expense computed on income at statutory rate	$52,740	$40,885	$46,381
Difference due to:
State taxes, net of federal benefit	2,633	52	1,902
AEFUDC	(475)	(2,345)	(3,757)
Permanent tax differences	(2,369)	(2,898)	(2,921)
Other	1,389	(799)	(517)
Total income tax expense	$53,918	$34,895	$41,088
Effective income tax rate	35.8%	29.9%	31.0%
The Company files income tax returns in the United States federal jurisdiction and in the states of Texas, New Mexico and Arizona. The Company is no longer subject to tax examination by the taxing authorities in the federal and New Mexico jurisdictions for years prior to 2012. The Company is currently under audit in Texas for tax years 2007 through 2011. In June 2016, the Arizona Department of Revenue discontinued their audits for tax years 2009 through 2012. The discontinuance of the audits did not have a material impact on the Company's results of operations or financial position.
In the third quarter of 2016, the Company changed its accounting for state income taxes from the flow-through method to the normalization method in accordance with the final orders from the PUCT and the NMPRC in its 2015 rate cases, effective January 1, 2016. Under the flow-through method, the Company previously recorded deferred state income taxes and regulatory liabilities and assets offsetting such deferred state income taxes at the expected cash flow to be reflected in future rates. Upon implementation of normalization, the Company began amortizing the net regulatory asset for deferred state income taxes to deferred income tax expense over a 15 year period as allowed by the regulators. In the third quarter of 2016, the Company began recording deferred state income tax expense as required by normalization, retroactive to January 2016 as provided in the final orders. The impact of the change was additional income tax expense of $5.1 million for the year ended December 31, 2016.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

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
The FASB guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recorded a decrease of $0.4 million (net of an increase of $0.5 million), an unrecognized tax position of $0.8 million, and $2.1 million, in 2016, 2015, and 2014 respectively, related to transmission and distribution costs and other amounts deducted in current and prior year Texas franchise tax returns. The Company recorded a decrease of $0.3 million in 2016 and a decrease of $1.3 million (net of an increase of $0.4 million) in 2014 related to tax credits taken and apportionment factors used in prior year Arizona income tax returns, which have been settled through audit. A reconciliation of the December 31, 2016, 2015 and 2014 amounts of unrecognized tax benefits are as follows (in thousands):

	2016	2015	2014
Balance at January 1	$6,000	$5,200	$7,200
Additions for tax positions related to the current year	400	500	300
Reductions for tax positions related to the current year	—	—	—
Additions for tax positions of prior years	100	300	2,200
Reductions for tax positions of prior years	(1,200)	—	(4,500)
Balance at December 31	$5,300	$6,000	$5,200
If recognized, $2.6 million of the unrecognized tax position at December 31, 2016, would reduce the effective tax rate. The Company recognized an income tax benefit for the decrease in unrecognized tax positions of $0.7 million for the year ended December 31, 2016.
The Company recognizes in tax expense interest and penalties related to tax benefits that have not been recognized. For the years ended December 31, 2016, 2015, and 2014 the Company recognized interest expense of $0.1 million, $0.2 million, and $0.1 million, respectively. The Company had approximately $0.8 million and $0.7 million accrued for the payment of interest and penalties at December 31, 2016 and 2015, respectively.

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

					Commercial
					Operation
Type of Contract	Counterparty	Quantity		Term	Date
Power Purchase and Sale Agreement	Freeport	25	MW	December 2008 through December 2018	N/A
Power Purchase and Sale Agreement	Freeport	100	MW	June 2006 through December 2021	N/A
Power Purchase Agreement	Hatch Solar Energy Center I, LLC	5	MW	July 2011 through June 2036	July 2011
Power Purchase Agreement	NRG	20	MW	August 2011 through August 2031	August 2011
Power Purchase Agreement	SunE EPE1, LLC	10	MW	June 2012 through June 2037	June 2012
Power Purchase Agreement	SunE EPE2, LLC	12	MW	May 2012 through May 2037	May 2012
Power Purchase Agreement	Macho Springs Solar, LLC	50	MW	May 2014 through April 2034	May 2014
Power Purchase Agreement	Newman Solar LLC	10	MW	December 2014 through November 2044	December 2014
The Company has a firm Power Purchase and Sale Agreement with Freeport-McMoran Copper & Gold Energy Services LLC ("Freeport") that provides for Freeport to deliver energy to the Company from the Luna Energy Facility (a natural gas-fired combined cycle generation facility located in Luna County, New Mexico) and for the Company to deliver a like amount of energy at Greenlee, Arizona. The Company may purchase the quantities noted in the table above at a specified price at times when energy is not exchanged under the Power Purchase and Sale Agreement. The agreement was approved by the FERC and will continue through an initial term ending December 31, 2021, with subsequent rollovers until terminated. Upon mutual agreement, the Power Purchase and Sale Agreement allows the parties to increase the amount of energy that is purchased and sold under the agreement. The parties have agreed to increase the amount up to 125 MW through December 2018.
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
Furthermore, the Company has a 20-year purchase power agreement with Macho Springs Solar, LLC to purchase the entire generation output delivered from the 50 MW Macho Springs solar photovoltaic plant located in Luna County, New Mexico which began commercial operation in May 2014. Finally, the Company has a 30-year purchase power agreement with Newman Solar LLC to purchase the total output of approximately 10 MW from a solar photovoltaic plant on land subleased from the Company in proximity to its Newman Power Station ("Newman"). This solar photovoltaic plant began commercial operation in December 2014.

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
Environmental Litigation and Investigations. Since July 2011, the U.S. Department of Justice (the "DOJ"), on behalf of the EPA, and APS have been engaged in substantive settlement negotiations in an effort to resolve certain of the pending matters. The allegations being addressed through settlement negotiations are that APS failed to obtain the necessary permits and install the controls necessary under the CAA to reduce sulfur dioxide ("SO2"), nitrogen oxides ("NOx"), and particulate matter ("PM"), and that defendants failed to obtain an operating permit under Title V of the CAA that reflects applicable requirements imposed by law. On June 24, 2015, the parties filed with the U.S. District Court for New Mexico a settlement agreement ("CAA Settlement Agreement") resolving this matter. On August 17, 2015, the U.S. District Court for New Mexico entered the CAA Settlement Agreement. The agreement imposes a total civil penalty payable by the co-owners of Four Corners collectively in the amount of $1.5 million, and it requires the co-owners to pay $6.7 million for environmental mitigation projects. At December 31, 2016, the Company has accrued its remaining unpaid share of approximately $0.2 million related to this matter.
New Mexico Tax Matter Related to Coal Supplied to Four Corners
On May 23, 2013, the New Mexico Taxation and Revenue Department ("NMTRD") issued a notice of assessment for coal severance surtax, penalty, and interest totaling approximately $30.0 million related to coal supplied under the coal supply agreement for Four Corners (the "Assessment"). The Company's share of the Assessment is approximately $1.5 million. On behalf of the Four Corners participants, the coal supplier made a partial payment of the Assessment and immediately filed a refund claim with respect to that partial payment in August 2013. The NMTRD denied the refund claim. On December 19, 2013, the coal supplier and APS, on its own behalf and as operating agent for Four Corners, filed complaints with the New Mexico District Court contesting both the validity of the Assessment and the refund claim denial. On June 30, 2015, the court ruled that the Assessment was not valid and further ruled that APS and the other Four Corners co-owners receive a refund of all of the contested amounts previously paid under the applicable tax statute. The NMTRD filed a Notice of Appeal on August 31, 2015 with respect to the decision. Thereafter, APS and the coal supplier entered into a final settlement agreement with the NMTRD with respect to the Assessment. Pursuant to the final settlement agreement, the NMTRD agreed to release the Assessment, dismiss its filed appeal, and release its rights to any other surtax claims with respect to the coal supply agreement. APS and the other Four Corners participants agreed to forgo refund rights with respect to all the contested amounts previously paid under the applicable tax statute, in addition to a $1.0 million settlement payment. The Company paid its share of this settlement, approximately $47,000, in April 2016.
Lease Agreements
The Company leases land in El Paso, Texas, adjacent to Newman under a lease which expires in June 2033 with a renewal option of 25 years. The Company also has several other leases for office, parking facilities and equipment which expire within the next 4 years. The Company has transmission and distribution lines which are operated under various property easement agreements. The majority of these easements include renewal options which the Company routinely exercises. These lease agreements do not impose any restrictions relating to issuance of additional debt, payment of dividends or entering into other lease arrangements. The Company has no significant capital lease agreements.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

The Company's total annual rental expense related to operating leases was $1.7 million, $1.9 million, and $1.8 million for 2016, 2015 and 2014, respectively. As of December 31, 2016, the Company’s minimum future rental payments for the next five years are as follows (in thousands):

2017	$808
2018	662
2019	666
2020	664
2021	562

Union Matters
The Company has approximately 1,100 employees, about 38% of whom are covered by a collective bargaining agreement. The International Brotherhood of Electrical Workers Local 960 ("Local 960") represents the Company’s employees working primarily in the power plants, substations, line crews, meter reading and collection, facilities services, and customer service. The Company entered into a new collective bargaining agreement effective September 3, 2016, with Local 960 for a three-year term ending September 3, 2019. The agreement provides for pay increases of 3% on September 3, 2016, September 3, 2017 and on September 3, 2018, respectively.
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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

M.     Employee Benefits

Retirement Plans
The Company’s Retirement Income Plan (the "Retirement Plan") is a qualified noncontributory defined benefit plan. Upon retirement or death of a vested plan participant, assets of the Retirement Plan are used to pay benefit obligations under the Retirement Plan. Contributions from the Company are based on various factors such as the minimum funding amounts required by the Internal Revenue Service ("IRS"), state and federal regulatory requirements, amounts collected from customers in the Company's Texas and New Mexico jurisdictions and the annual cost of the Retirement Plan, as actuarially calculated. The assets of the Retirement Plan are primarily invested in common collective trusts which hold equity securities, debt securities and cash equivalents and are managed by a professional investment manager appointed by the Company.
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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

The obligations and funded status of the plans are presented below (in thousands):

	December 31,
	2016		2015
	Retirement Income Plan	Non-Qualified Retirement Plans	Retirement Income Plan	Non-Qualified Retirement Plans
Change in projected benefit obligation:
Benefit obligation at end of prior year	$325,706	$26,958	$341,133	$28,397
Service cost	7,705	296	8,530	262
Interest cost	12,161	878	13,477	1,018
Actuarial (gain) loss	7,988	1,267	(19,290)	(810)
Benefits paid	(15,792)	(1,937)	(18,144)	(1,909)
Benefit obligation at end of year	337,768	27,462	325,706	26,958
Change in plan assets:
Fair value of plan assets at end of prior year	260,035	—	272,939	—
Actual return (loss) on plan assets	18,223	—	(3,760)	—
Employer contribution	7,300	1,937	9,000	1,909
Benefits paid	(15,792)	(1,937)	(18,144)	(1,909)
Fair value of plan assets at end of year	269,766	—	260,035	—
Funded status at end of year	$(68,002)	$(27,462)	$(65,671)	$(26,958)
Amounts recognized in the Company's balance sheets consist of the following (in thousands):

	December 31,
	2016		2015
	Retirement Income Plan	Non-Qualified Retirement Plans	Retirement Income Plan	Non-Qualified Retirement Plans
Current liabilities	$—	$(2,696)	$—	$(2,102)
Noncurrent liabilities	(68,002)	(24,766)	(65,671)	(24,856)
Total	$(68,002)	$(27,462)	$(65,671)	$(26,958)
The accumulated benefit obligation in excess of plan assets is as follows (in thousands):

	December 31,
	2016		2015
	Retirement Income Plan	Non-Qualified Retirement Plans	Retirement Income Plan	Non-Qualified Retirement Plans
Projected benefit obligation	$(337,768)	$(27,462)	$(325,706)	$(26,958)
Accumulated benefit obligation	(314,071)	(25,550)	(302,446)	(25,785)
Fair value of plan assets	269,766	—	260,035	—
Pre-tax amounts recognized in accumulated other comprehensive income consist of the following (in thousands):

	Years Ended December 31,
	2016		2015
	Retirement Income Plan	Non-Qualified Retirement Plans	Retirement Income Plan	Non-Qualified Retirement Plans
Net loss	$121,052	$10,073	$118,963	$9,592
Prior service benefit	(23,877)	(185)	(27,344)	(224)
Total	$97,175	$9,888	$91,619	$9,368

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

The following are the weighted-average actuarial assumptions used to determine the benefit obligations:

	December 31,
	2016			2015
		Non-Qualified			Non-Qualified
	Retirement Income Plan	Supplemental Retirement Plan	Excess Benefit Plan	Retirement Income Plan	Supplemental Retirement Plan	Excess Benefit Plan
Discount rate	4.29%	3.76%	4.34%	4.57%	3.99%	4.59%
Rate of compensation increase	4.5%	N/A	4.5%	4.5%	N/A	4.5%
The Company reassesses various actuarial assumptions at least on an annual basis. The discount rate is reviewed at each measurement date. The discount rate used to measure the fiscal year end obligation is based on a segmented spot rate yield curve that matches projected future payments with the appropriate interest rate applicable to the timing of the projected future benefit payments. A 1% increase in the discount rate would decrease the December 31, 2016 retirement plans' projected benefit obligation by 11.5%. A 1% decrease in the discount rate would increase the December 31, 2016 retirement plans' projected benefit obligation by 14.1%.
The components of net periodic benefit cost are presented below (in thousands):

	Years Ended December 31,
	2016		2015		2014
	Retirement Income Plan	Non-Qualified Retirement Plans	Retirement Income Plan	Non-Qualified Retirement Plans	Retirement Income Plan	Non-Qualified Retirement Plans
Service cost	$7,705	$296	$8,530	$262	$8,284	$303
Interest cost	12,161	878	13,477	1,018	14,001	1,041
Expected return on plan assets	(18,879)	—	(19,795)	—	(18,699)	—
Amortization of:
Net loss	6,554	785	9,710	937	8,178	675
Prior service benefit	(3,467)	(39)	(3,467)	(39)	(2,889)	(17)
Net periodic benefit cost	$4,074	$1,920	$8,455	$2,178	$8,875	$2,002

In 2016, the Company changed the method used to estimate the service and interest components of net periodic benefit cost for pension benefits. This change, compared to the previous method, resulted in a decrease in the service cost and interest cost components in 2016, and is expected to result in a decrease in the service cost and interest cost components in future periods. Historically, the Company estimated service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. In 2016, the Company elected to utilize a full yield curve approach to estimate these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. The Company believes the new approach provides a more precise measurement of service and interest costs by aligning the timing of the plan’s liability cash flows to the corresponding spot rates on the yield curve. The Company accounted for this change as a change in accounting estimate and accordingly, accounted for this prospectively. The change in estimate decreased the service and interest components of net periodic benefit cost in 2016 by approximately $2.9 million.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

The changes in benefit obligations recognized in other comprehensive income are presented below (in thousands):

	Years Ended December 31,
	2016		2015		2014
	Retirement Income Plan	Non-Qualified Retirement Plans	Retirement Income Plan	Non-Qualified Retirement Plans	Retirement Income Plan	Non-Qualified Retirement Plans
Net (gain) loss	$8,644	$1,266	$4,266	$(811)	$47,324	$3,508
Prior service benefit	—	—	—	—	(33,700)	(500)
Amortization of:
Net loss	(6,554)	(785)	(9,710)	(937)	(8,178)	(675)
Prior service benefit	3,467	39	3,467	39	2,889	17
Total recognized in other comprehensive income	$5,557	$520	$(1,977)	$(1,709)	$8,335	$2,350
The total amount recognized in net periodic benefit costs and other comprehensive income are presented below (in thousands):

	Years Ended December 31,
	2016		2015		2014
	Retirement Income Plan	Non-Qualified Retirement Plans	Retirement Income Plan	Non-Qualified Retirement Plans	Retirement Income Plan	Non-Qualified Retirement Plans
Total recognized in net periodic benefit cost and other comprehensive income	$9,631	$2,440	$6,478	$469	$17,210	$4,352
The following are amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost during 2017 (in thousands):

	Retirement Income Plan	Non-Qualified Retirement Plans
Net loss	$7,530	$825
Prior service benefit	(3,470)	(40)
The following are the weighted-average actuarial assumptions used to determine the net periodic benefit cost for the twelve months ended December 31:

	2016			2015			2014 (a)
		Non-Qualified			Non-Qualified			Non-Qualified
	Retirement Income Plan	Supplemental Retirement Plan	Excess Benefit Plan	Retirement Income Plan	Supplemental Retirement Plan	Excess Benefit Plan	Retirement Income Plan	Supplemental Retirement Plan	Excess Benefit Plan
Discount rate
Benefit obligation	4.57%	3.99%	4.63%	4.0%	3.4%	4.1%	4.9%	3.9%	4.9%
Service cost	4.83%	N/A	4.87%	4.0%	N/A	4.1%	4.9%	N/A	4.9%
Interest cost	3.86%	3.04%	3.9%	4.0%	3.4%	4.1%	4.9%	3.9%	4.9%
Expected long-term return on plan assets	7.0%	N/A	N/A	7.5%	N/A	N/A	7.5%	N/A	N/A
Rate of compensation increase	4.5%	N/A	4.5%	4.5%	N/A	4.5%	4.75%	N/A	4.75%
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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

The Company’s overall expected long-term rate of return on assets is 7.0% effective January 1, 2016 and January 1, 2017, which is both a pre-tax and after-tax rate as pension funds are generally not subject to income tax. The expected long-term rate of return is based on the weighted average of the expected returns on investments based upon the target asset allocation of the pension fund. The Company’s target allocations for the plan’s assets are presented below:

December 31, 2016
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
The FASB guidance on disclosure for pension plans requires disclosure of fair value measurements of plan assets. To increase consistency and comparability in fair value measurements, the FASB guidance on fair value measurements established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

•
Level 1 – Observable inputs that reflect quoted market prices for identical assets and liabilities in active markets. Prices of securities held in the mutual funds and underlying portfolios of the Retirement Plan are primarily obtained from independent pricing services. These prices are based on observable market data. The Common Collective Trusts are valued using the NAV provided by the administrator of the fund. The NAV price is quoted on a restrictive market although the underlying investments are traded on active markets. During the third quarter of 2016, the Company concluded that the NAV used for determining the fair value of the investments in the Common Collective Trusts have readily determinable fair values. Accordingly, such fund values have been re-categorized from Level 2 to Level 1 hierarchy.

Level 2 – Inputs other than quoted market prices included in Level 1 that are observable for the asset or liability either directly or indirectly. The fair value of these investments are based on evaluated prices that reflect observable market information, such as actual trade information of similar securities, adjusted for observable differences.

•	Level 3 – Unobservable inputs using data that is not corroborated by market data.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

The fair value of the Company’s Retirement Plan assets at December 31, 2016 and 2015, and the level within the three levels of the fair value hierarchy defined by the FASB guidance on fair value measurements are presented in the table below (in thousands):

Description of Securities	Fair Value as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and Cash Equivalents	$932	$932	$—	$—
Common Collective Trusts (a)
Equity funds	144,081	144,081	—	—
Fixed income funds	109,356	109,356	—	—
Real Estate Funds	8,406	8,406	—	—
Total Common Collective Trusts	261,843	261,843	—	—
Limited Partnership Interest in Real Estate (b)(c)	6,991
Total Plan Investments	$269,766	$262,775	$—	$—

Description of Securities	Fair Value as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and Cash Equivalents	$1,266	$1,266	$—	$—
Common Collective Trusts (a)
Equity funds	144,279	144,279	—	—
Fixed income funds	103,877	103,877	—	—
Real Estate Funds	2,025	2,025	—	—
Total Common Collective Trusts	250,181	250,181	—	—
Limited Partnership Interest in Real Estate (b)(c)	8,588
Total Plan Investments	$260,035	$251,447	$—	$—
 _____________________

(a)
The Common Collective Trusts are invested in equity and fixed income securities, or a combination thereof. The investment objective of each fund is to produce returns in excess of, or commensurate with, its predefined index.

(b)
This investment is a commercial real estate partnership that purchases land, develops limited infrastructure, and sells it for commercial development. The Company was restricted from selling its partnership interest during the life of the partnership, which spanned 7 years. Return on investment is realized as land is sold. The fair value of the limited partnership interest in real estate is based on the NAV of the partnership which reflects the appraised value of the land. The partnership term expired on June 30, 2016. Upon expiration, dissolution of the partnership commenced and, as a result, the general partner of the partnership is attempting to sell the remaining inventory as soon as possible at the highest pricing possible.

(c)
In the first quarter of 2016, the Company implemented ASU 2015-07, Fair Value Measurement (Topic 820) which eliminates the requirement to categorize investments in the fair value hierarchy if the fair value is measured at NAV per share (or its equivalent) using the practical expedient in the FASB’s fair value measurement guidance. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position. ASU 2015-07 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

The table below reflects the changes in the fair value of investments in the real estate limited partnership during the period (in thousands):

Fair Value of Investments in Real Estate
Balances at December 31, 2014	$8,748
Unrealized loss in fair value	(160)
Balances at December 31, 2015	8,588
Sale of land	(775)
Unrealized loss in fair value	(822)
Balances at December 31, 2016	$6,991
There were no transfers in or out of Level 1 and Level 2 fair value measurements categories due to changes in observable inputs during the twelve month periods ending December 31, 2016 and 2015. There were no purchases, issuances, and settlements related to the assets in the Level 3 fair value measurement category during the twelve month periods ending December 31, 2016 and 2015.
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
The Company contributes at least the minimum funding amounts required by the IRS for the Retirement Plan, as actuarially calculated. The Company expects to contribute at least $10.0 million to its retirement plans in 2017.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

	Retirement Income Plan	Non-Qualified Retirement Plans
2017	$16,113	$2,698
2018	19,080	2,060
2019	18,771	2,025
2020	18,923	1,957
2021	19,755	1,907
2022-2026	107,916	8,949
401(k) Defined Contribution Plans
The Company sponsors 401(k) defined contribution plans covering substantially all employees. Annual matching contributions made to the savings plans for the years 2016, 2015 and 2014 were $4.1 million, $3.9 million, and $3.0 million, respectively. Historically, the Company had provided a 50 percent matching contribution up to 6 percent of the employee’s compensation subject to certain other limits and exclusions. Effective April 1, 2014, for employees who enrolled in the cash balance pension plan (discussed above), the Company provided a 100 percent matching contribution up to 6 percent of the employee's compensation subject to certain other limits and exclusions.
Other Post-retirement Benefits
The Company provides certain health care benefits for retired employees and their eligible dependents and life insurance benefits for retired employees only. Substantially all of the Company’s employees may become eligible for those benefits if they retire while working for the Company. Contributions from the Company are based on various factors such as the Plan's funded status, the IRS tax deductible limit, state and federal regulatory requirements, amounts collected from customers in the Company's Texas and New Mexico jurisdictions and the annual cost of the Plan, as actuarially calculated. The assets of the plan are primarily invested in institutional funds which hold equity securities, debt securities, and cash equivalents and are managed by a professional investment manager appointed by the Company.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

The following table contains a reconciliation of the change in the benefit obligation, the fair value of plan assets, and the funded status of the plan (in thousands):

	December 31,
	2016	2015
Change in benefit obligation:
Benefit obligation at end of prior year	$92,643	$100,700
Service cost	2,769	3,454
Interest cost	3,167	4,035
Actuarial loss (gain)	10,751	(11,423)
Amendment (a) (b)	(32,697)	(824)
Benefits paid	(4,428)	(4,544)
Retiree contributions	1,310	1,245
Benefit obligation at end of year	73,515	92,643
Change in plan assets:
Fair value of plan assets at end of prior year	38,090	41,358
Actual return (loss) on plan assets	2,443	(469)
Employer contribution	1,700	500
Benefits paid	(4,428)	(4,544)
Retiree contributions	1,310	1,245
Fair value of plan assets at end of year	39,115	38,090
Funded status at end of year	$(34,400)	$(54,553)
_____________________

(a)
During October 2016, the Company approved and communicated a plan amendment that resulted in a remeasurement of the Company's Other Post-retirement Benefit Plan. Effective January 1, 2017, retirees and dependents that are less than 65 years of age are offered a choice between a $1,000 and $2,250 deductible plan. Additionally, retirees and dependents that are 65 years of age or greater were covered by a fully insured Medicare advantage plan.

(b)
Amendment relates to modification of the Company's Other Post-retirement Benefit Plan which increased mail order co-payments for post age 65. The amendment was approved in 2015 and became effective January 1, 2016.

Amounts recognized in the Company's balance sheets consist of the following (in thousands):

	December 31,
	2016	2015
Current liabilities	$—	$—
Noncurrent liabilities	(34,400)	(54,553)
Total	$(34,400)	$(54,553)
Pre-tax amounts recognized in accumulated other comprehensive income consist of the following (in thousands):

	December 31,
	2016	2015
Net gain	$(26,285)	$(38,802)
Prior service benefit	(41,009)	(12,213)
Total	$(67,294)	$(51,015)

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

The following are the weighted-average actuarial assumptions used to determine the accrued post-retirement benefit obligations:

	December 31,
	2016	2015
Discount rate at end of year	4.36%	4.59%
Health care cost trend rates:
Initial
Pre-65 medical	6.50%	7.00%
Post-65 medical	4.50%	7.00%
Pre-65 drug	7.50%	7.00%
Post-65 drug	10.50%	7.00%
Ultimate	4.50%	4.50%
Year ultimate reached (a)	2026	2026
_____________________ (a) Pre-65 medical reaches the ultimate trend rate in 2025. Additionally, the Post-65 medical trend is assumed to be 4.50% for all years into the future.
The discount rate is reviewed at each measurement date. The discount rate used to measure the fiscal year end obligation is based on a segmented spot rate yield curve that matches projected future payments with the appropriate interest rate applicable to the timing of the projected future benefit payments. A 1% increase in the discount rate would decrease the December 31, 2016 accumulated post-retirement benefit obligation by 13.1%. A 1% decrease in the discount rate would increase the December 31, 2016 accumulated post-retirement benefit obligation by 16.7%.
Net periodic benefit cost is made up of the components listed below (in thousands):

	Years Ended December 31,
	2016	2015	2014
Service cost	$2,769	$3,454	$2,845
Interest cost	3,167	4,035	4,463
Expected return on plan assets	(1,835)	(2,070)	(2,116)
Amortization of:
Prior service benefit	(3,901)	(3,068)	(4,753)
Net gain	(2,374)	(2,025)	(2,671)
Net periodic benefit cost	$(2,174)	$326	$(2,232)

In 2016, the Company changed the method used to estimate the service and interest components of net periodic benefit cost for other post-retirement benefits. This change, compared to the previous method, resulted in a decrease in the service cost and interest cost components in 2016, and is expected to result in a decrease in the service cost and interest cost components in future periods. Historically, the Company estimated service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. In 2016, the Company elected to utilize a full yield curve approach to estimate these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. The Company believes the new approach provides a more precise measurement of service and interest costs by aligning the timing of the plan’s liability cash flows to the corresponding spot rates on the yield curve. The Company accounted for this change as a change in accounting estimate and accordingly, accounted for this prospectively. The change in estimate decreased the service and interest components of net periodic benefit cost in 2016 by approximately $0.8 million.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

The changes in benefit obligations recognized in other comprehensive income are presented below (in thousands):

	Years Ended December 31,
	2016	2015	2014
Net (gain) loss	$10,143	$(8,884)	$3,496
Prior service benefit	(32,697)	(824)	—
Amortization of:
Prior service benefit	3,901	3,068	4,753
Net gain	2,374	2,025	2,671
Total recognized in other comprehensive income	$(16,279)	$(4,615)	$10,920
The total amount recognized in net periodic benefit cost and other comprehensive income are presented below (in thousands):

	Years Ended December 31,
	2016	2015	2014
Total recognized in net periodic benefit cost and other comprehensive income	$(18,453)	$(4,289)	$8,688
The amount in accumulated other comprehensive income that is expected to be recognized as a component of net periodic benefit cost during 2017 is a prior service benefit of $6.2 million and a net gain of $1.6 million.
The following are the weighted-average actuarial assumptions used to determine the net periodic benefit cost for the twelve months ended December 31:

	2016 (a)		2015	2014
Discount rate:	January 1 - September 30	October 1 - December 31
Benefit obligation	4.59%	3.75%	4.1%	4.9%
Service cost	4.91%	4.03%	4.1%	4.9%
Interest cost	3.86%	3.15%	4.1%	4.9%
Expected long-term return on plan assets	4.875%		5.2%	5.2%
Health care cost trend rates:
Initial	7.00%		7.25%	7.5%
Ultimate	4.5%		4.5%	4.5%
Year ultimate reached	2026		2026	2026
_____________________
(a) The actuarial assumptions are evaluated by the Company at each measurement date. The Other Post-retirement Benefits Plan was remeasured at October 1, 2016 due to a plan amendment.
For measurement purposes, a 7.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2016. The rate was assumed to decrease gradually to 4.5% for 2026 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. The effect of a 1% change in these assumed health care cost trend rates would increase or decrease the December 31, 2016 benefit obligation by $11.2 million or $9.0 million, respectively. In addition, a 1% change in said rate would increase or decrease the aggregate 2016 service and interest cost components of the net periodic benefit cost by $1.3 million or $1.0 million, respectively.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

The Company’s overall expected long-term rate of return on assets, on an after-tax basis, is 4.875% effective January 1, 2016 and January 1, 2017. The expected long-term rate of return is based on the after-tax weighted average of the expected returns on investments based upon the target asset allocation. The Company’s target allocations for the plan’s assets are presented below:

December 31, 2016
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
The FASB guidance on disclosure for other post-retirement benefit plans requires disclosure of fair value measurements of plan assets. To increase consistency and comparability in fair value measurements, the FASB guidance on fair value measurements established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

•
Level 1 – Observable inputs that reflect quoted market prices for identical assets and liabilities in active markets. Prices of securities held in the mutual funds and underlying portfolios of the Other Post-retirement Benefits Plan are primarily obtained from independent pricing services. These prices are based on observable market data. The institutional funds are valued using the NAV provided by the administrator of the fund. The NAV price is quoted on a restrictive market although the underlying investments are traded on active markets. During the third quarter of 2016, the Company concluded that the NAV used for determining the fair value of the investments in the institutional funds have readily determinable fair values. Accordingly, such fund values have been re-categorized from Level 2 to Level 1 hierarchy.

•
Level 2 – Inputs other than quoted market prices included in Level 1 that are observable for the asset or liability either directly or indirectly. The fair value of these investments are based on evaluated prices that reflect observable market information, such as actual trade information of similar securities, adjusted for observable differences.

•	Level 3 – Unobservable inputs using data that is not corroborated by market data.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

The fair value of the Company’s Other Post-retirement Benefits Plan assets at December 31, 2016 and 2015, and the level within the three levels of the fair value hierarchy defined by the FASB guidance on fair value measurements are presented in the table below (in thousands):

Description of Securities	Fair Value as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Institutional Funds (a)
Equity funds	$26,133	$26,133	$—	$—
Fixed income funds	11,671	11,671	—	—
Total Institutional Funds	37,804	37,804	—	—
Limited Partnership Interest in Real Estate (b) (c)	1,311
Total Plan Investments	$39,115	$37,804	$—	$—

Description of Securities	Fair Value as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Institutional Funds (a)
Equity funds	$24,881	$24,881	$—	$—
Fixed income funds	11,599	11,599	—	—
Total Institutional Funds	36,480	36,480	—	—
Limited Partnership Interest in Real Estate (b) (c)	1,610
Total Plan Investments	$38,090	$36,480	$—	$—
 ___________________

(a)
The institutional funds are invested in equity or fixed income securities, or a combination thereof. The investment objective of each fund is to produce returns in excess of, or commensurate with, its predefined index.

(b)
This investment is a commercial real estate partnership that purchases land, develops limited infrastructure, and sells it for commercial development. The Company was restricted from selling its partnership interest during the life of the partnership, which spanned 7 years. Return of investment is realized as land is sold. The fair value of the limited partnership interest in real estate is based on the NAV of the partnership which reflects the appraised value of the land. The partnership term expired on June 30, 2016. Upon expiration, dissolution of the partnership commenced and, as a result, the general partner of the partnership is attempting to sell the remaining inventory as soon as possible at the highest pricing possible.

(c)
In the first quarter of 2016, the Company implemented ASU 2015-07, Fair Value Measurement (Topic 820) which eliminates the requirement to categorize investments in the fair value hierarchy if the fair value is measured at NAV per share (or its equivalent) using the practical expedient in the FASB’s fair value measurement guidance. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position. ASU 2015-07 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.

The table below reflects the changes in the fair value of the investments in real estate during the period (in thousands):

Fair Value of Investments in Real Estate
Balance at December 31, 2014	$1,640
Unrealized loss in fair value	(30)
Balance at December 31, 2015	1,610
Sale of land	(145)
Unrealized loss in fair value	(154)
Balance at December 31, 2016	$1,311

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

There were no transfers in or out of Level 1 and Level 2 fair value measurements categories due to changes in observable inputs during the twelve month periods ending December 31, 2016 and 2015. There were no purchases, issuances, and settlements related to the assets in the Level 3 fair value measurement category during the twelve month periods ending December 31, 2016 and 2015.
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
The Company expects to contribute $1.5 million to its other post-retirement benefits plan in 2017. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2017	$2,622
2018	2,880
2019	3,057
2020	3,320
2021	3,510
2022-2026	20,084

Annual Short-Term Incentive Plan
The Annual Short-Term Incentive Plan (the "Incentive Plan") provides for the payment of cash awards to eligible Company employees, including each of its named executive officers. Payment of awards is based on the achievement of performance measures reviewed and approved by the Company’s Board of Directors’ Compensation Committee. Generally, these performance measures are based on meeting certain financial, operational and individual performance criteria. The financial performance goals are based on earnings per share and the operational performance goals are based on compliance, customer satisfaction, and reliability. If a specified level of earnings per share is not attained, no amounts will be paid under the Incentive Plan, unless the Compensation Committee determines otherwise. In 2016, the Company reached the required levels of earnings per share, customer satisfaction, reliability, compliance, and safety goals for an incentive payment of $12.5 million. In 2015 and 2014, the Company reached the required levels of earnings per share, safety, compliance, and customer satisfaction goals for an incentive payment of $10.5 million and $7.4 million, respectively. The Company has renewed the Incentive Plan in 2017 with similar goals.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

N.     Franchises and Significant Customers

Franchises
The Company operates under franchise agreements with several cities in its service territory, including one with El Paso, Texas, the largest city it serves. The franchise agreement allows the Company to utilize public rights-of-way necessary to serve its customers within El Paso. Pursuant to the El Paso franchise agreement, which was amended in 2010, the Company pays to the City of El Paso, on a quarterly basis, a fee equal to 4.00% of gross revenues the Company receives for the generation, transmission and distribution of electrical energy and other services within the city. The 2005 El Paso franchise agreement set the franchise fee at 3.25% of gross revenues, but the 2010 amendment added an incremental fee equal to 0.75% of gross revenues to be placed in a restricted fund to be used by the city solely for economic development and renewable energy purposes. Any assignment of the franchise agreement, including a deemed assignment as a result of a change in control of the Company, requires the consent of the City of El Paso. The El Paso franchise agreement is set to expire on July 31, 2030.
The Company does not have a written franchise agreement with the City of Las Cruces, the second largest city in its service territory. The Company provides electric distribution service to the City of Las Cruces under an implied franchise by satisfying all obligations under the franchise agreement that expired on April 30, 2009. The Company pays the City of Las Cruces a franchise fee of 2.00% of gross revenues the Company receives from services within the City of Las Cruces.
Military Installations
The Company serves HAFB, White Sands Missile Range ("White Sands") and Fort Bliss. These military installations represent approximately 2.8% of the Company's annual retail revenues. In July 2014, the Company signed an agreement with Fort Bliss under which Fort Bliss takes retail electric service from the Company under the applicable Texas tariffs. The Company serves White Sands under the applicable New Mexico tariffs. In August 2016, the Company signed a contract with HAFB under which the Company provides retail electric service and limited wheeling services to HAFB under the applicable New Mexico tariffs. As stated in the contract, HAFB will purchase the full output of a Company-owned 5 MW solar facility upon its completed construction, with HAFB's other power requirements provided under the applicable New Mexico tariffs.

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
Long-Term Debt and Short-Term Borrowings Under the RCF. The fair values of the Company's long-term debt and short-term borrowings under the RCF are based on estimated market prices for similar issues and are presented below (in thousands):

	December 31,
	2016		2015
	Carrying Amount (1)	Estimated Fair Value	Carrying Amount (1)	Estimated Fair Value
Pollution Control Bonds	$190,775	$206,818	$190,499	$212,624
Senior Notes	993,086	1,112,285	837,475	829,864
RGRT Senior Notes (2)	94,795	98,855	94,686	100,345
RCF (2)	81,574	81,574	141,738	141,738
Total	$1,360,230	$1,499,532	$1,264,398	$1,284,571
 __________________

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

(2)
Nuclear fuel financing, as of December 31, 2016 and December 31, 2015, is funded through the $95 million RGRT Senior Notes and $37.6 million and $33.7 million, respectively under the RCF. As of December 31, 2016, $44.0 million was outstanding under the RCF for working capital or general corporate purposes. As of December 31, 2015, $108.0 million amount was outstanding under the RCF for working capital or general corporate purposes. The interest rate on the Company’s borrowings under the RCF is reset throughout the period reflecting current market rates. Consequently, the carrying value approximates fair value.

Treasury Rate Locks. The Company entered into treasury rate lock agreements in 2005 to hedge against potential movements in the treasury reference interest rate pending the issuance of the 6% Senior Notes. The treasury rate lock agreements met the criteria for hedge accounting and were designated as a cash flow hedge. In accordance with cash flow hedge accounting, the Company recorded the loss associated with the fair value of the cash flow hedge, net of tax, as a component of accumulated other comprehensive loss and amortizes the accumulated comprehensive loss to earnings as interest expense over the life of the 6% Senior Notes. In 2017, approximately $0.5 million of this accumulated other comprehensive loss item will be reclassified to interest expense.
Contracts and Derivative Accounting. The Company uses commodity contracts to manage its exposure to price and availability risks for fuel purchases and power sales and purchases and these contracts generally have the characteristics of derivatives. The Company does not trade or use these instruments with the objective of earning financial gains on the commodity price fluctuations. The Company has determined that all such contracts outstanding at December 31, 2016, except for certain natural gas commodity contracts with optionality features, that had the characteristics of derivatives met the "normal purchases and normal sales" exception provided in the FASB guidance for accounting for derivative instruments and hedging activities, and, as such, were not required to be accounted for as derivatives.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

Marketable Securities. The Company’s marketable securities, included in decommissioning trust funds in the balance sheets, are reported at fair value which was $255.7 million and $239.0 million at December 31, 2016 and 2015, respectively. These securities are classified as available for sale and recorded at their estimated fair value using the FASB guidance for certain investments in debt and equity securities. The reported fair values include gross unrealized losses on marketable securities whose impairment the Company has deemed to be temporary. The tables below present the gross unrealized losses and the fair value of these securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2016
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities (1):
Federal Agency Mortgage Backed Securities	$11,582	$(239)	$436	$(22)	$12,018	$(261)
U.S. Government Bonds	31,655	(762)	17,976	(835)	49,631	(1,597)
Municipal Obligations	9,596	(394)	4,067	(372)	13,663	(766)
Corporate Obligations	7,971	(172)	2,092	(172)	10,063	(344)
Total Debt Securities	60,804	(1,567)	24,571	(1,401)	85,375	(2,968)
Common Stock	2,760	(167)	—	—	2,760	(167)
Institutional Funds-International Equity	22,945	(110)	—	—	22,945	(110)
Total Temporarily Impaired Securities	$86,509	$(1,844)	$24,571	$(1,401)	$111,080	$(3,245)
 ____________________

(1)	Includes approximately 152 securities.

	December 31, 2015
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities (2):
Federal Agency Mortgage Backed Securities	$9,383	$(97)	$1,113	$(47)	$10,496	$(144)
U.S. Government Bonds	24,094	(310)	14,272	(623)	38,366	(933)
Municipal Obligations	8,286	(160)	7,388	(446)	15,674	(606)
Corporate Obligations	6,058	(722)	2,307	(228)	8,365	(950)
Total Debt Securities	47,821	(1,289)	25,080	(1,344)	72,901	(2,633)
Common Stock	3,584	(344)	—	—	3,584	(344)
Institutional Funds-International Equity	22,454	(768)	—	—	22,454	(768)
Total Temporarily Impaired Securities	$73,859	$(2,401)	$25,080	$(1,344)	$98,939	$(3,745)
 ______________________

(2)	Includes approximately 133 securities.
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
For the twelve months ended December 31, 2016, 2015, and 2014, the Company recognized other than temporary impairment losses on its available-for-sale securities as follows (in thousands):

	2016	2015	2014
Unrealized holding losses included in pre-tax income	$(352)	$(338)	$—

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

The reported securities also include gross unrealized gains on marketable securities which have not been recognized in the Company’s net income. The table below presents the unrecognized gross unrealized gains and the fair value of these securities, aggregated by investment category (in thousands):

	December 31, 2016		December 31, 2015
	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains
Description of Securities:
Federal Agency Mortgage Backed Securities	$7,430	$319	$9,589	$438
U.S. Government Bonds	12,237	138	12,033	136
Municipal Obligations	2,481	144	8,671	332
Corporate Obligations	12,350	655	10,110	368
Total Debt Securities	34,498	1,256	40,403	1,274
Common Stock	61,884	34,066	72,636	37,001
Equity Mutual Funds	42,244	3,345	18,853	91
Cash and Cash Equivalents	6,002	—	8,204	—
Total	$144,628	$38,667	$140,096	$38,366
The Company’s marketable securities include investments in mortgage backed securities, municipal, corporate and federal debt obligations. The contractual year for maturity for these available-for-sale securities as of December 31, 2016 is as follows (in thousands):

	Total	2017	2018 through 2021	2022 through 2026	2027 and Beyond
Municipal Debt Obligations	$16,144	$990	$6,253	$8,139	$762
Corporate Debt Obligations	22,413	—	8,664	6,090	7,659
U.S. Government Bonds	61,868	14,272	22,495	14,786	10,315
Federal Agency Mortgage Backed Securities	19,448	—	5	390	19,053
The Company’s marketable securities in its decommissioning trust funds are sold from time to time and the Company uses the specific identification basis to determine the amount to reclassify out of accumulated other comprehensive income and into net income. The proceeds from the sale of these securities during the twelve months ended December 31, 2016, 2015, and 2014 and the related effects on pre-tax income are as follows (in thousands):

	2016	2015	2014
Proceeds from sales of available-for-sale securities	$91,268	$102,567	$108,311
Gross realized gains included in pre-tax income	$9,212	$12,379	$7,858
Gross realized losses included in pre-tax income	(1,220)	(927)	(508)
Gross unrealized losses included in pre-tax income	(352)	(338)	—
Net gains in pre-tax income	$7,640	$11,114	$7,350
Net unrealized holding gains (losses) included in accumulated other comprehensive income	$8,444	$(2,906)	$10,827
Net (gains) losses reclassified out of accumulated other comprehensive income	(7,640)	(11,114)	(7,350)
Net gains (losses) in other comprehensive income	$804	$(14,020)	$3,477
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

•
Level 1 - Observable inputs that reflect quoted market prices for identical assets and liabilities in active markets. Financial assets utilizing Level 1 inputs include the nuclear decommissioning trust investments in active exchange-traded equity securities, mutual funds and U.S. Treasury securities that are in a highly liquid and active market. The Institutional Funds are valued using the NAV provided by the administrator of the fund. The NAV price is quoted on a restrictive market although the underlying investments are traded on active markets. During the third quarter of 2016, the Company concluded that the NAV used for determining the fair value of the Institutional Funds- International Equity investments have readily determinable fair values. Accordingly, such fund values have been re-categorized from Level 2 to Level 1 hierarchy.

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

The fair value of the Company’s decommissioning trust funds and investments in debt securities at December 31, 2016 and 2015, and the level within the three levels of the fair value hierarchy defined by the FASB guidance are presented in the table below (in thousands):

Description of Securities	Fair Value as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading Securities:
Investments in Debt Securities	$1,421	$—	$—	$1,421
Available for sale:
U.S. Government Bonds	$61,868	$61,868	$—	$—
Federal Agency Mortgage Backed Securities	19,448	—	19,448	—
Municipal Obligations	16,144	—	16,144	—
Corporate Obligations	22,413	—	22,413	—
Subtotal, Debt Securities	119,873	61,868	58,005	—
Common Stock	64,644	64,644	—	—
Equity Mutual Funds	42,244	42,244	—	—
Institutional Funds-International Equity	22,945	22,945	—	—
Cash and Cash Equivalents	6,002	6,002	—	—
Total available for sale	$255,708	$197,703	$58,005	$—

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

Description of Securities	Fair Value as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading Securities:
Investments in Debt Securities	$1,543	$—	$—	$1,543
Available for sale:
U.S. Government Bonds	$50,399	$50,399	$—	$—
Federal Agency Mortgage Backed Securities	20,085	—	20,085	—
Municipal Obligations	24,345	—	24,345	—
Corporate Obligations	18,475	—	18,475	—
Subtotal, Debt Securities	113,304	50,399	62,905	—
Common Stock	76,220	76,220	—	—
Equity Mutual Funds	18,853	18,853	—	—
Institutional Funds-International Equity	22,454	22,454	—	—
Cash and Cash Equivalents	8,204	8,204	—	—
Total available for sale	$239,035	$176,130	$62,905	$—
Below is a reconciliation of the beginning and ending balance of the fair value of the investment in debt securities (in thousands):

	2016	2015
Balance at January 1	$1,543	$1,653
Net unrealized gains (losses) in fair value recognized in income (a)	(122)	(110)
Balance at December 31	$1,421	$1,543
_____________________
(a) These amounts are reflected in the Company's statements of operations as investment and interest income.
There were no transfers in or out of Level 1 and Level 2 fair value measurements categories due to changes in observable inputs during the twelve month periods ending December 31, 2016 and 2015. There were no purchases, sales, issuances, and settlements related to the assets in the Level 3 fair value measurement category during the twelve month periods ending December 31, 2016 and 2015.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

P.    Supplemental Statements of Cash Flows Disclosures

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Cash paid for:
Interest on long-term debt and borrowing under the revolving credit facility	$69,990	$62,297	$54,792
Income taxes, net of refund	2,328	1,000	6,876
Non-cash investing and financing activities:
Sale of Interest in Four Corners Generating Station (a)	27,720	—	—
Changes in accrued plant additions	4,789	(6,660)	7,314
Grants of restricted shares of common stock	1,236	1,567	3,025

(a)
The Company sold its interest in Four Corners for approximately $32.0 million based on the book value as defined in the Purchase and Sale Agreement. The sales price was adjusted downward by $7.0 million and $19.5 million to reflect APS's affiliate assumption of the Company's obligation to pay for future plant decommissioning and mine reclamation expense, respectively. The sales price was also adjusted downward by approximately $1.3 million for closing adjustments and other assets and liabilities assumed by APS's affiliate. At the closing of the sale, the Company received approximately $4.2 million in cash, subject to post-closing adjustments.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

Q.     Selected Quarterly Financial Data (Unaudited)
The following table summarizes the Company’s unaudited results of operations on a quarterly basis. The quarterly earnings per share amounts for a year will not add to the earnings per share for that year due to the weighting of shares used in calculating per share data.

	2016 Quarters				2015 Quarters
	4th	3rd (2)	2nd	1st	4th	3rd	2nd	1st
			(In thousands except for share data)
Operating revenues (1)	$188,037	$323,225	$217,865	$157,809	$176,902	$289,713	$219,508	$163,746
Operating income (loss)	20,470	129,857	44,697	(163)	8,312	88,047	41,872	7,960
Net income (loss)	5,656	74,636	22,284	(5,808)	648	56,740	21,072	3,458
Basic earnings per share:
Net income (loss)	0.14	1.84	0.55	(0.14)	0.02	1.40	0.52	0.09
Diluted earnings per share:
Net income (loss)	0.14	1.84	0.55	(0.14)	0.02	1.40	0.52	0.09
Dividends declared per share of common stock	0.310	0.310	0.310	0.295	0.295	0.295	0.295	0.280
 ________________

(1)
Operating revenues are seasonal in nature, with the peak sales periods generally occurring during the summer months. Comparisons among quarters of a year may not represent overall trends and changes in operations.

(2)
For financial reporting purposes, the Company deferred any recognition of the Company's request in its 2015 Texas Retail Rate Case until it received the PUCT Final Order on August 25, 2016. Accordingly, it reported in the third quarter of 2016 the cumulative effect of the PUCT Final Order which related back to January 12, 2016. See Part II, Item 8, Financial Statements and Supplementary Data, Note C.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation pursuant to Rule 13a-15(b) under the Exchange Act of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of December 31, 2016, our disclosure controls and procedures are effective.
Management’s Annual Report on Internal Control Over Financial Reporting. Management’s Annual Report on Internal Control over Financial Reporting is included herein under the caption "Management Report on Internal Control Over Financial Reporting" on page 49 of this Annual Report on Form 10-K.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15, that occurred during the quarter ended December 31, 2016, that materially affected, or that were reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance

The information called for by Item 10 concerning our directors will be set forth in our definitive proxy statement for the 2017 Annual Meeting of Shareholders (the "2017 Proxy Statement") under the heading "Nominees and Directors of the Company" and is incorporated herein by reference pursuant to Instruction G to Form 10-K. The information called for by Item 10 regarding our executive officers is included herein under the caption "Executive Officers of the Registrant" and is incorporated herein by reference.
The information called for by Item 10 concerning the identification of our standing audit committee will be set forth in the 2017 Proxy Statement under the caption "Committees" under the heading "Directors' Meetings, Compensation and Committees," and under the heading "Audit Committee Report" and is incorporated herein reference pursuant to Instruction G to Form 10-K.
The information called for by Item 10 concerning our audit committee financial experts will be set forth in the 2017 Proxy Statement under the caption "Committees" under the heading "Directors', Meetings, Compensation and Committees" and is incorporated herein by reference pursuant to Instruction G to Form 10-K.
The information called for by Item 10 concerning compliance with Section 16(a) of the Exchange Act will be set forth in the 2017 Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference pursuant to Instruction G to Form 10-K.
We have adopted a Code of Ethics. The information called for by Item 10 concerning our Code of Ethics will be set forth in the 2017 Proxy Statement under the caption "Business Conduct Policies" under the heading "Corporate Governance," and is incorporated herein by reference pursuant to Instruction G to Form 10-K.

Executive Officers of the Registrant
The executive officers of the Company are elected annually and serve at the discretion of the Board of Directors. The executive officers of the Company as of February 24, 2017 were as follows:

Name	Age	Current Position and Business Experience
Mary E. Kipp	49	Chief Executive Officer since December 2015; President from September 2014 to December 2015; Senior Vice President, General Counsel and Chief Compliance Officer from June 2010 to September 2014.
Nathan T. Hirschi	53	Senior Vice President and Chief Financial Officer since October 2013; Vice President and Controller from March 2010 to October 2013.
Steven T. Buraczyk	49
Senior Vice President of Operations since October 2013;Vice President of Regulatory Affairs from April 2013 to October 2013; Vice President of Power Marketing and Fuels and Resource and Delivery Planning from August 2012 to April 2013; Vice President of System Operations and Planning from January 2011 to August 2012; Vice President of Power Marketing and Fuels from July 2008 to January 2011.

Rocky R. Miracle	64
Senior Vice President of Corporate Services and Chief Compliance Officer since December 2015; Senior Vice President of Corporate Planning & Development and Chief Compliance Officer from September 2014 to December 2015; Senior Vice President of Corporate Planning and Development from August 2009 to September 2014.

William A. Stiller	65
Senior Vice President of Public & Customer Affairs and Chief Human Resources Officer since December 2015; Senior Vice President of Human Resources and Customer Care from October 2013 to December 2015; Vice President and Chief Human Resources Officer from January 2013 to October 2013; Independent Human Resources consultant from 2005 to 2013.

John R. Boomer	55
Senior Vice President and General Counsel since December 2015; Vice President and General Counsel from September 2014 to December 2015; Vice President and Treasurer from April 2014 to September 2014; Senior Vice President for Helen of Troy Limited from February 2012 to January 2014; Senior Vice President-International for Helen of Troy Limited from July 2008 to February 2012.

Russell G. Gibson	64	Vice President and Controller since September 2014; Chief Financial Officer and Vice President for ReadyOne Industries, Inc. from June 2006 to September 2014.

Item 11.	Executive Compensation

The information called for by Item 11 will be set forth in the 2017 Proxy Statement under the heading "Summary of Compensation" and is incorporated herein by reference pursuant to Instruction G to Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 will be set forth in the 2017 Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference pursuant to Instruction G to Form 10-K.
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans
approved by security holders	—	$—	1,421,342
Equity compensation plans
not approved by security holders	—	—	—
Total	—	$—	1,421,342

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 will be set forth in the 2017 Proxy Statement under the heading "Certain Relationships and Related Party Transactions."

Item 14.	Principal Accounting Fees and Services

The information called for by Item 14 will be set forth in the 2017 Proxy Statement under the heading "Independent Registered Public Accounting Firm."

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

4.03	–
Loan Agreement dated August 1, 2012 between Maricopa County, Arizona Pollution Control Corporation and El Paso Electric Company relating to the Pollution Control Bonds referred to in Exhibit 4.02. (Exhibit 4.06 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012)

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

4.05	–
Loan Agreement dated March 1, 2009 between Maricopa County, Arizona Pollution Control Corporation and El Paso Electric Company relating to the Pollution Control Bonds referred to in Exhibit 4.04. (Exhibit 4.02 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)

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

Exhibit Number		Title
4.08	–
Amended and Restated Installment Sale Agreement, dated August 1, 2012, between El Paso Electric Company and the City of Farmington, New Mexico, relating to the Pollution Control Bonds referred to in Exhibit 4.09. (Exhibit 4.04 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012)

4.09	–
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

4.10	–	Debt Securities Indenture, dated as of May 1, 2005. (Exhibit 4.1 to the Company's Current Report on Form 8-K, filed on May 19, 2005)
4.11	–	First Supplemental Indenture, dated as of May 19, 2008. (Exhibit 4.4 to the Company's Registration Statement on Form S-3, filed on May 20, 2008)
4.12	–	Securities Resolution No. 1, dated May 11, 2005, relating to the Company's 6.00% Senior Notes due 2035. (Exhibit 4.2 to the Company's Current Report on Form 8-K filed on May 19, 2005)
4.13	–	Securities Resolution No. 2, dated May 29, 2008, relating to the Company's 7.50% Senior Notes due 2038. (Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 9, 2008)
4.14	–	Securities Resolution No. 3, dated December 3, 2012, relating to the Company's 3.30% Senior Notes due 2022. (Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 6, 2012)
4.15	–	Securities Resolution No. 4, dated December 1, 2014, relating to the Company's 5.000% Senior Notes due 2044. (Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 2, 2014)
4.16	–	Securities Resolution No. 5, dated March 24, 2016, relating to the Company's 5.000% Senior Notes due 2044. (Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 24, 2016)
Exhibit 10 –	Material Contracts:
10.01	–
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

10.01-01	–	Amendment No. 14, dated June 20, 2000, to Exhibit 10.01. (Exhibit 10.05-01 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)
10.01-02	–	Amendment No. 15, dated January 13, 2011, to Exhibit 10.01. (Exhibit 10.07 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012)
10.01-03	–	Amendment No. 16, dated April 28, 2014, to Exhibit 10.01. (Exhibit 10.06 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)
10.02	–
ANPP Valley Transmission System Participation Agreement, dated August 20, 1981, and Amendments No. 1 and 2 thereto. APS Contract No. 2253-419.00. (Exhibit 10.06 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

10.03	–
Arizona Nuclear Power Project High Voltage Switchyard Participation Agreement, dated August 20, 1981. APS Contract No. 2252-419.00. (Exhibit 20.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1981)

10.03-01	–	Amendment No. 1, dated November 20, 1986, to Exhibit 10.03. (Exhibit 10.11-01 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1986)
10.04	–
Firm Palo Verde Nuclear Generating Station Transmission Service Agreement, between Salt River Project Agricultural Improvement and Power District and the Company, dated October 18, 1983. (Exhibit 19.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1983)

10.05	–
Interconnection Agreement, as amended, dated December 8, 1981, between the Company and Southwestern Public Service Company, and Service Schedules A-C and F thereto. (Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

10.06	–
Amrad to Artesia 345 KV Transmission System and DC Terminal Participation Agreement, dated December 8, 1981, between the Company and Texas-New Mexico Power Company, and the First through Third Supplemental Agreements thereto. (Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

*#10.07	–	El Paso Electric Company Excess Benefit Plan, dated as of April 1, 2014.

Exhibit Number		Title
10.08	–
Interconnection Agreement and Amendment No. 1, dated July 19, 1966, between the Company and Public Service Company of New Mexico. (Exhibit 19.01 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1982)

10.09	–
Southwest New Mexico Transmission Project Participation Agreement, dated April 11, 1977, between Public Service Company of New Mexico, Community Public Service Company and the Company, and Amendments 1 through 5 thereto. (Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

10.09-01	–	Amendment No. 6, dated as of June 17, 1999, to Exhibit 10.09. (Exhibit 10.09 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)
10.10	–
Tucson-El Paso Power Exchange and Transmission Agreement, dated April 19, 1982, between Tucson Electric Power Company and the Company. (Exhibit 19.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1982)

10.10-01	–	Settlement Agreement between TEP and the Company, dated April 26, 2011, to Exhibit 10.10. (Exhibit 10.14-01 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011)
10.11	–
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

10.12	–
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

#10.13	–	Form of Indemnity Agreement, between the Company and its directors and officers. (Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012)
10.14	–
Interchange Agreement, executed April 14, 1982, between Comisión Federal de Electricidad and the Company. (Exhibit 19.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1991)

10.15	–
Trust Agreement, dated as of February 12, 1996, between the Company and Texas Commerce Bank National Association, as Trustee of the Rio Grande Resources Trust II. (Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

10.16	–
Note Purchase Agreement, dated as of August 17, 2010, between El Paso Electric Company, Rio Grande Resources Trust II and the purchasers named therein. (Exhibit 10.1 to the Company’s Form 8-K, filed on August 18, 2010)

10.17	–
Decommissioning Trust Agreement, dated as of April 1, 2006, between the Company and Wells Fargo Bank, N.A., as decommissioning trustee for Palo Verde Unit 1. (Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

10.18	–
Decommissioning Trust Agreement, dated as of April 1, 2006, between the Company and Wells Fargo Bank, N.A., as decommissioning trustee for Palo Verde Unit 2. (Exhibit 10.03 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

10.19	–
Decommissioning Trust Agreement, dated as of April 1, 2006, between the Company and Wells Fargo Bank, N.A., as decommissioning trustee for Palo Verde Unit 3. (Exhibit 10.04 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

10.20	–
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

10.20-01	–	Extension and Increase Confirmation to Exhibit 10.20. (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 10, 2017)
#†10.21	–	Change in Control Agreement between the Company and certain key officers of the Company. (Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014)
10.22	–	Purchase and Sale Agreement between the Company and Arizona Public Service Company, dated February 17, 2015. (Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 19, 2015)
10.22-01	–	Amendment No. 1, dated April 13, 2015, to Exhibit 10.22. (Exhibit 10.03 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)

Exhibit Number		Title
10.22-02	–	Amendment Agreement, dated July 6, 2016, to Exhibit 10.22. (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 7, 2016)
#10.23	–
Form of Directors’ Restricted Stock Award Agreement between the Company and certain directors of the Company. (Exhibit 10.07 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

10.24	–	Franchise Agreement, dated July 12, 2005, between the Company and the City of El Paso. (Exhibit 10.05 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015)
10.24-01	–	Amendment No. 1, dated November 16, 2010, to Exhibit 10.24. (Exhibit 10.06 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015)
10.25	–	Settlement Agreement, dated as of February 24, 2000, with the City of Las Cruces. (Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)
10.26	–	Franchise Agreement, dated April 3, 2000, between the Company and the City of Las Cruces. (Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)
10.27	–
Interconnection Agreement dated as of May 23, 2002, between the Company and the Public Service Company of New Mexico. (Exhibit 10.09 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

10.27-01	–	First Amended and Restated Interconnection Agreement, dated October 9, 2003, to Exhibit 10.27. (Exhibit 10.52.01 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)
10.28	–
Power Purchase and Sale Agreement, dated as of December 16, 2005, between the Company and Phelps Dodge Energy Services, LLC. (Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.28-01	–	Letter Agreement, dated June 3, 2008, to Exhibit 10.28. (Exhibit 10.42-01 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)
10.28-02	–	Letter Agreement, dated November 26, 2008, to Exhibit 10.28. (Exhibit 10.42-02 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)
10.28-03	–	Letter Agreement, dated November 12, 2010, to Exhibit 10.28. (Exhibit 10.42-03 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)
10.28-04	–	Letter Agreement, dated April 29, 2011, to Exhibit 10.28. (Exhibit 10.04 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)
10.28-05	–	Letter Agreement, dated May 13, 2013, to Exhibit 10.28. (Exhibit 10.42-05 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014)
10.28-06	–	Letter Agreement, dated September 17, 2014, to Exhibit 10.28. (Exhibit 10.42-06 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014)
10.28-07	–	Letter Agreement, dated October 13, 2015, to Exhibit 10.28. (Exhibit 10.07 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)
*10.28-08	–	Letter Agreement, dated October 24, 2016, to Exhibit 10.28.
10.29	–	Settlement Agreement between the State of Texas and the Company, dated October 17, 2006. (Exhibit 10.08 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)
#10.30	–	El Paso Electric Company 2007 Long-Term Incentive Plan. (Exhibit 10.1 to the Company’s Form 8-K, filed on May 2, 2007)
#10.30-01	–	Amended and Restated 2007 Long-Term Incentive Plan to Exhibit 10.30. (Exhibit 99.1 to the Company's Registration Statement (No. 333-196628) on Form S-8)
#10.31	–	Employment Agreement between the Company and Mary E. Kipp, dated December 15, 2015. (Exhibit 10.50 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015)
Exhibit 12 –	Computation of Ratios:
*12.01 –		Computation of Ratios of Earnings to Fixed Charges
Exhibit 23 –	Consent of Experts:
*23.01	–	Consent of KPMG LLP (set forth on page 120 of this report)
Exhibit 24 –	Power of Attorney:
*24.01	–	Power of Attorney (set forth on page 118 of this report)

Exhibit Number		Title
*24.02	–	Certified copy of resolution authorizing signatures pursuant to Power of Attorney
Exhibit 31 and 32 –	Certifications:
*31.01	–	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.01	–	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 99 –	Additional Exhibits:
99.01	–	Agreed Order, entered August 30, 1995, by the Public Utility Commission of Texas. (Exhibit 99.31 to the Company's Registration Statement No. 33-99744 on Form S-1)
99.02	–	Reserved
99.03	–	Final Order, entered September 24, 1998, by the New Mexico Public Utility Commission. (Exhibit 99.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)
99.04	–	Final Order, entered June 8, 1999, by the Public Utility Commission of Texas. (Exhibit 99.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)
99.05	–	Final Order, entered January 8, 2002, by the New Mexico Public Utility Commission. (Exhibit 99.05 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)
Exhibit 101 –	XBRL – Related Documents:
*101.INS	–	XBRL Instance Linkbase Document
*101.SCH	–	XBRL Taxonomy Extension Schema Linkbase Document
*101.CAL	–	XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	–	XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	–	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	–	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
#	Management contracts or compensatory plans or arrangements required to be identified by Item 15(a)(3) of Form 10-K.
†	Agreements substantially identical in all material respects to this exhibit have been entered into between the Company and its Section 16 officers.
††
Confidential treatment has been requested and received for the redacted portions of these Exhibits. The copies filed omit the information subject to the confidentiality request. Omissions are designated as "****." A complete version of these Exhibits has been filed separately with the Securities and Exchange Commission.

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each of El Paso Electric Company, a Texas corporation, and the undersigned directors and officers of El Paso Electric Company, hereby constitutes and appoints Mary E. Kipp, Nathan T. Hirschi, John R. Boomer and Russell G. Gibson, its, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for it, him or her and its, his or her name, place and stead, in any and all capacities, with full power of each to act alone, to sign this report and any and all amendments to this report, and to file each such amendment to this report, with all exhibits thereto, and any and all documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform any and all acts and things requisite and necessary to be done in connection therewith, as fully to all intents and purposes as it, he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or his or her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of February 2017.

EL PASO ELECTRIC COMPANY

By:	/s/ MARY E. KIPP
Mary E. Kipp
Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MARY E. KIPP	Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2017
(Mary E. Kipp)

/s/ NATHAN T. HIRSCHI	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2017
(Nathan T. Hirschi)

/s/ RUSSELL G. GIBSON	Vice President and Controller (Principal Accounting Officer)	February 24, 2017
(Russell G. Gibson)

/s/ CATHERINE A. ALLEN	Director	February 24, 2017
(Catherine A. Allen)

/s/ JOHN ROBERT BROWN	Director	February 24, 2017
(John Robert Brown)

/s/ JAMES W. CICCONI	Director	February 24, 2017
(James W. Cicconi)

/s/ EDWARD ESCUDERO	Director	February 24, 2017
(Edward Escudero)

/s/ JAMES W. HARRIS	Director	February 24, 2017
(James W. Harris)

/s/ WOODLEY L. HUNT	Director	February 24, 2017
(Woodley L. Hunt)

/s/ THOMAS V. SHOCKLEY III	Director	February 24, 2017
(Thomas V. Shockley III)

/s/ ERIC B. SIEGEL	Director	February 24, 2017
(Eric B. Siegel)

/s/ STEPHEN N. WERTHEIMER	Director	February 24, 2017
(Stephen N. Wertheimer)

/s/ CHARLES A. YAMARONE	Director	February 24, 2017
(Charles A. Yamarone)