Form 10-Q
period 2017-03-31
EL PASO ELECTRIC CO /TX/
filed 2017-05-05
CIK 31978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission file number: 001-14206
El Paso Electric Company
(Exact name of registrant as specified in its charter)

Texas	74-0607870
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Stanton Tower, 100 North Stanton, El Paso, Texas	79901
(Address of principal executive offices)	(Zip Code)
(915) 543-5711
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of April 30, 2017, there were 40,557,782 shares of the Company’s no par value common stock outstanding.

EL PASO ELECTRIC COMPANY

( i)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EL PASO ELECTRIC COMPANY
BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)

ASSETS (In thousands)
Utility plant:
Electric plant in service	$3,838,875	$3,791,566
Less accumulated depreciation and amortization	(1,267,633)	(1,244,332)
Net plant in service	2,571,242	2,547,234
Construction work in progress	159,326	154,738
Nuclear fuel; includes fuel in process of $68,908 and $57,315, respectively	206,391	194,842
Less accumulated amortization	(86,081)	(75,602)
Net nuclear fuel	120,310	119,240
Net utility plant	2,850,878	2,821,212
Current assets:
Cash and cash equivalents	5,166	8,420
Accounts receivable, principally trade, net of allowance for doubtful accounts of $1,716 and $2,156, respectively	84,845	88,452
Inventories, at cost	48,934	47,216
Under-collection of fuel revenues	2,519	11,123
Prepayments and other	10,445	8,988
Total current assets	151,909	164,199
Deferred charges and other assets:
Decommissioning trust funds	265,857	255,708
Regulatory assets	115,557	118,861
Other	16,463	16,298
Total deferred charges and other assets	397,877	390,867
Total assets	$3,400,664	$3,376,278

See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
BALANCE SHEETS (Continued)

	March 31, 2017	December 31, 2016
	(Unaudited)
CAPITALIZATION AND LIABILITIES (In thousands except for share data)
Capitalization:
Common stock, stated value $1 per share, 100,000,000 shares authorized, 65,660,750 and 65,685,615 shares issued, and 169,430 and 137,017 restricted shares, respectively	$65,830	$65,823
Capital in excess of stated value	323,188	322,643
Retained earnings	1,098,189	1,114,561
Accumulated other comprehensive loss, net of tax	(3,184)	(7,116)
	1,484,023	1,495,911
Treasury stock, 25,271,652 and 25,304,914 shares, respectively, at cost	(420,961)	(421,515)
Common stock equity	1,063,062	1,074,396
Long-term debt, net of current portion	1,195,630	1,195,513
Total capitalization	2,258,692	2,269,909
Current liabilities:
Current maturities of long-term debt	83,206	83,143
Short-term borrowings under the revolving credit facility	134,178	81,574
Accounts payable, principally trade	45,812	62,953
Taxes accrued	26,944	32,488
Interest accrued	19,384	13,287
Over-collection of fuel revenues	181	255
Other	30,357	29,709
Total current liabilities	340,062	303,409
Deferred credits and other liabilities:
Accumulated deferred income taxes	548,491	555,066
Accrued pension liability	90,469	92,768
Accrued post-retirement benefit liability	35,083	34,400
Asset retirement obligation	86,882	81,800
Regulatory liabilities	20,113	18,435
Other	20,872	20,491
Total deferred credits and other liabilities	801,910	802,960
Commitments and contingencies
Total capitalization and liabilities	$3,400,664	$3,376,278
See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except for share data)

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Operating revenues	$171,335	$157,809	$900,462	$843,932
Energy expenses:
Fuel	36,606	34,319	176,025	184,990
Purchased and interchanged power	13,673	9,646	63,754	52,016
	50,279	43,965	239,779	237,006
Operating revenues net of energy expenses	121,056	113,844	660,683	606,926
Other operating expenses:
Other operations	56,123	58,387	239,750	245,738
Maintenance	20,990	17,515	70,221	67,178
Depreciation and amortization	21,934	23,293	82,958	91,552
Taxes other than income taxes	15,730	14,812	66,451	64,390
	114,777	114,007	459,380	468,858
Operating income (loss)	6,279	(163)	201,303	138,068
Other income (deductions):
Allowance for equity funds used during construction	815	2,336	5,502	8,700
Investment and interest income, net	3,986	2,929	15,140	15,183
Miscellaneous non-operating income	85	656	721	2,538
Miscellaneous non-operating deductions	(740)	(466)	(3,973)	(4,303)
	4,146	5,455	17,390	22,118
Interest charges (credits):
Interest on long-term debt and revolving credit facility	18,367	16,599	73,312	65,967
Other interest	420	562	1,161	1,712
Capitalized interest	(1,294)	(1,242)	(5,042)	(4,921)
Allowance for borrowed funds used during construction	(791)	(1,658)	(4,116)	(5,974)
	16,702	14,261	65,315	56,784
Income (loss) before income taxes	(6,277)	(8,969)	153,378	103,402
Income tax expense (benefit)	(2,288)	(3,161)	54,791	30,750
Net income (loss)	$(3,989)	$(5,808)	$98,587	$72,652

Basic earnings (loss) per share	$(0.10)	$(0.14)	$2.43	$1.80

Diluted earnings (loss) per share	$(0.10)	$(0.14)	$2.43	$1.80

Dividends declared per share of common stock	$0.31	$0.295	$1.24	$1.18
Weighted average number of shares outstanding	40,387,235	40,325,324	40,366,024	40,295,316
Weighted average number of shares and dilutive potential shares outstanding	40,387,235	40,325,324	40,435,689	40,332,140

 See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF COMPREHENSIVE OPERATIONS
(Unaudited)
(In thousands)

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Net income (loss)	$(3,989)	$(5,808)	$98,587	$72,652
Other comprehensive income (loss):
Unrecognized pension and post-retirement benefit costs:
Net gain (loss) arising during period	—	—	(20,053)	5,429
Prior service benefit	—	—	32,697	824
Reclassification adjustments included in net income for amortization of:
Prior service benefit	(2,416)	(1,666)	(8,157)	(6,577)
Net loss	1,694	1,223	5,436	7,595
Net unrealized gains/losses on marketable securities:
Net holding gains (losses) arising during period	7,721	2,190	13,975	(1,730)
Reclassification adjustments for net gains included in net income	(2,191)	(1,388)	(8,443)	(8,757)
Net losses on cash flow hedges:
Reclassification adjustment for interest expense included in net income	130	122	506	475
Total other comprehensive income (loss) before income taxes	4,938	481	15,961	(2,741)
Income tax benefit (expense) related to items of other comprehensive income (loss):
Unrecognized pension and post-retirement benefit costs	193	56	(4,124)	(2,899)
Net unrealized (gains) losses on marketable securities	(1,121)	(173)	(1,054)	2,099
Losses on cash flow hedges	(78)	(82)	(335)	(213)
Total income tax expense	(1,006)	(199)	(5,513)	(1,013)
Other comprehensive income (loss), net of tax	3,932	282	10,448	(3,754)
Comprehensive income (loss)	$(57)	$(5,526)	$109,035	$68,898
See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(3,989)	$(5,808)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of electric plant in service	21,934	23,293
Amortization of nuclear fuel	11,278	11,800
Deferred income taxes, net	(3,209)	(3,632)
Allowance for equity funds used during construction	(815)	(2,336)
Other amortization and accretion	4,988	4,250
Gain on sale of property, plant and equipment	—	(545)
Net gains on sale of decommissioning trust funds	(2,191)	(1,388)
Other operating activities	(165)	124
Change in:
Accounts receivable	8,663	8,296
Inventories	(1,638)	1,302
Net under/over-collection of fuel revenues	8,530	4,104
Prepayments and other	(2,494)	(2,975)
Accounts payable	(13,766)	(21,827)
Taxes accrued	(4,843)	(5,127)
Interest accrued	6,097	6,703
Other current liabilities	648	835
Deferred charges and credits	(2,896)	(3,134)
Net cash provided by operating activities	26,132	13,935
Cash flows from investing activities:
Cash additions to utility property, plant and equipment	(53,867)	(52,675)
Cash additions to nuclear fuel	(10,873)	(11,220)
Capitalized interest and AFUDC:
Utility property, plant and equipment	(1,606)	(3,994)
Nuclear fuel	(1,294)	(1,242)
Allowance for equity funds used during construction	815	2,336
Decommissioning trust funds:
Purchases, including funding of $1.1 million	(28,482)	(26,544)
Sales and maturities	26,055	24,078
Proceeds from sale of property, plant and equipment	—	596
Other investing activities	506	(750)
Net cash used for investing activities	(68,746)	(69,415)
Cash flows from financing activities:
Dividends paid	(12,565)	(11,928)
Borrowings under the revolving credit facility:
Proceeds	128,339	97,655
Payments	(75,735)	(152,343)
Proceeds from issuance of senior notes	—	157,052
Other financing activities	(679)	(1,793)
Net cash provided by financing activities	39,360	88,643
Net increase (decrease) in cash and cash equivalents	(3,254)	33,163
Cash and cash equivalents at beginning of period	8,420	8,149
Cash and cash equivalents at end of period	$5,166	$41,312

See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

A. Principles of Preparation
These condensed financial statements should be read in conjunction with the financial statements and notes thereto in the Annual Report of El Paso Electric Company on Form 10-K for the fiscal year ended December 31, 2016 (the "2016 Form 10-K"). Capitalized terms used in this report and not defined herein have the meaning ascribed to such terms in the 2016 Form 10-K. In the opinion of the Company’s management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company at March 31, 2017 and December 31, 2016; the results of its operations and comprehensive operations for the three and twelve months ended March 31, 2017 and 2016; and its cash flows for the three months ended March 31, 2017 and 2016. The results of operations and comprehensive operations for the three months ended March 31, 2017 and the cash flows for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full calendar year.
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
Revenues. Revenues related to the sale of electricity are generally recorded when service is provided or electricity is delivered to customers. The billing of electricity sales to retail customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. Unbilled revenues are recorded for estimated amounts of energy delivered in the period following the customer's billing cycle to the end of the month. Unbilled revenues are estimated based on monthly generation volumes and by applying an average revenue/kWh to the number of estimated kWhs delivered but not billed. Accounts receivable included accrued unbilled revenues of $17.4 million at March 31, 2017 and $21.0 million at December 31, 2016. The Company presents revenues net of sales taxes in its statements of operations.
Depreciation. The Company routinely evaluates the depreciable service lives, cost of removal and salvage values of its property, plant and equipment. Depreciation is provided on a straight-line basis over the estimated remaining lives of the assets (ranging in average from 5 to 48 years). When property subject to composite depreciation is retired or otherwise disposed of in the normal course of business, its cost, together with the cost of removal, less salvage, is charged to accumulated depreciation. For other property dispositions, the applicable cost and accumulated depreciation is removed from the balance sheet accounts and a gain or loss is recognized. During 2016, depreciation and amortization decreased due to changes in depreciation rates approved in the most recent final orders from the Public Utility Commission of Texas ("PUCT") and the New Mexico Public Regulation Commission ("NMPRC") and changes in the estimated life of certain intangible software assets.
New Accounting Standards
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, Compensation - Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards either as equity or liabilities, and classification on the statements of cash flows. The Company adopted the new standard effective January 1, 2017. The adoption of the new standard did not have a material impact on the Company’s financial condition, results of operations or cash flows. The cumulative effect of the adoption of the new standard was to increase net operating loss carryforward deferred tax assets and retained earnings by $0.2 million on January 1, 2017.
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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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
The Company is currently in the process of evaluating the impact of the new standard on its various revenue and cash flow streams, including the evaluation of the impact, if any, on changes to business processes, systems and controls to support recognition and disclosure under the new guidance. Tariff sales to customers are determined to be in the scope of the new standard and represent a significant portion of the Company’s total operating revenues. The Company has not completed its final evaluation of tariff sales under the new guidance. Further, the Company is still considering the impact of guidance on several industry-related accounting issues, including the accounting for contributions in aid of construction ("CIAC"), assessing the collectability criterion and the presentation of revenues associated with alternative revenue programs. The Company's initial assessments may change as it executes its implementation plan and new guidance is provided by the American Institute of Certified Public Accountants Power and Utilities Industry Task Force.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities to enhance the reporting model for financial instruments by addressing certain aspects of recognition, measurement, presentation, and disclosure. ASU 2016-01 generally requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. The guidance for classifying and measuring investments in debt securities and loans is not changed by this ASU, but requires entities to record changes in other comprehensive income. Financial assets and financial liabilities must be separately presented by measurement category on the balance sheet or in the accompanying notes to the financial statements. ASU 2016-01 clarifies the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. The provisions of this ASU become effective for reporting periods beginning after December 15, 2017. Upon adoption of the new standard, the Company expects to record the cumulative effects as of January 1, 2018 which will result in an adjustment to accumulated other comprehensive income (losses) and retained earnings for unrealized gains (losses) related to equity securities owned by the Company. The Company is continuing to assess the future impact of this ASU.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requiring qualitative and quantitative disclosures on leasing agreements. ASU 2016-02 maintains a distinction between finance leases and operating leases similar to the distinction under previous leases guidance for capital leases and operating leases. The impact of leases reported in the Company's operating results and statement of cash flows are expected to be similar to previous Generally Accepted Accounting Principles ("GAAP"). ASU 2016-02 requires the recognition in the statement of financial position, by the lessee, of a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. How leases are recorded in regard to financial position represents a significant change from previous GAAP guidance. The lessee is permitted to make an accounting policy election to not recognize lease assets and lease liabilities for short-term leases. Implementation of the standard will be required for reporting periods beginning after December 15, 2018. Adoption of the new lease accounting standard will require the Company to apply the new standard to the earliest period using a modified retrospective approach. The Company is currently in the process of evaluating the impact of the new standard, including the evaluation of the impact, if any, on changes to business processes, systems and controls to support recognition and disclosure under the new guidance, however, at this time is unable to determine the impact this standard will have on the financial statements and related disclosures.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) ("ASU 2016-13"). ASU 2016-13 changes how companies measure and recognize credit impairment for many financial assets. The new current expected credit loss model will require companies to immediately recognize an estimate of credit losses expected to occur over the remaining life of the financial assets that are in the scope of the standard. The ASU also makes targeted amendments to the current impairment model for available-for-sale debt securities. The provisions of ASU 2016-13 will be required for reporting periods beginning after December 15, 2019. ASU 2016-13 will be applied in a modified-retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is implemented. The Company is currently assessing the future impact of ASU 2016-13.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments to reduce diversity in practice in how certain cash receipts and cash payments are classified in the statement of cash flows. The provisions of ASU 2016-15 will be required for reporting periods beginning after December 15, 2017. ASU 2016-15 will be applied using a retrospective transition method to each period presented. If it is impracticable to apply ASU

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2016-15 retrospectively for some of the issues, the amendments for those issues may be applied prospectively as of the earliest date practicable. The Company is currently assessing the future impact of this ASU.
In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 amends ASC 715, Compensation - Retirement Benefits, to require companies to present the service cost component of net benefit cost in the income statement line items where compensation cost is reported. Companies will present all other components of net benefit cost separately from the line item(s) that includes the service cost and outside of any subtotal of operating income. In addition, only the service cost component will be eligible for capitalization in assets. The amendments of ASU 2017-07 will be required for reporting periods beginning after December 15, 2017. The amendments in ASU 2017-07 should be applied retrospectively for the income statement presentation of the service cost component and the other components of net benefit costs and prospectively, on and after the effective date, for the capitalization of the service cost component. The Company is currently assessing the future impact of this ASU.
In March 2017, the FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities. ASU 2017-08 requires the premium on callable debt securities to be amortized to the earliest call date, contrary to current GAAP, which requires entities to amortize the premium over the contractual life of the instrument. The amendments of ASU 2017-08 do not require an accounting change for securities purchased at a discount; the discount continues to be amortized to maturity. The amendments of ASU 2017-08 will be required for reporting periods beginning after December 15, 2018. ASU 2017-08 will be applied on a modified-retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company is currently assessing the future impact of ASU 2017-08.

Supplemental Cash Flow Disclosures (in thousands)
	Three Months Ended
	March 31,
	2017	2016
Cash paid (received) for:
Interest on long-term debt and borrowings under the revolving credit facility	$11,721	$10,666
Income tax paid (refunded), net	(697)	66
Non-cash investing and financing activities:
Plant additions insurance reimbursement	5,056	—
Changes in accrued plant additions	(3,335)	(5,882)
Grants of restricted shares of common stock	540	653

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

B. Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated Other Comprehensive Income (Loss) (net of tax) by component are presented below (in thousands):
	Three Months Ended March 31, 2017				Three Months Ended March 31, 2016
	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Marketable Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Marketable Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)

Balance at beginning of period	$(23,928)	$28,463	$(11,651)	$(7,116)	$(29,869)	$27,765	$(11,810)	$(13,914)
Other comprehensive income before reclassifications	—	6,165	—	6,165	—	1,742	—	1,742
Amounts reclassified from accumulated other comprehensive income (loss)	(529)	(1,756)	52	(2,233)	(387)	(1,113)	40	(1,460)
Balance at end of period	$(24,457)	$32,872	$(11,599)	$(3,184)	$(30,256)	$28,394	$(11,770)	$(13,632)

	Twelve Months Ended March 31, 2017				Twelve Months Ended March 31, 2016
	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Marketable Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Marketable Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)

Balance at beginning of period	$(30,256)	$28,394	$(11,770)	$(13,632)	$(34,628)	$36,782	$(12,032)	$(9,878)
Other comprehensive income (loss) before reclassifications	7,363	11,327	—	18,690	3,777	(1,335)	—	2,442
Amounts reclassified from accumulated other comprehensive income (loss)	(1,564)	(6,849)	171	(8,242)	595	(7,053)	262	(6,196)
Balance at end of period	$(24,457)	$32,872	$(11,599)	$(3,184)	$(30,256)	$28,394	$(11,770)	$(13,632)

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Amounts reclassified from Accumulated Other Comprehensive Income (Loss) for the three and twelve months ended March 31, 2017 and 2016 are as follows (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Three Months Ended March 31,		Twelve Months Ended March 31,		Affected Line Item in the Statement of Operations
	2017	2016	2017	2016

Amortization of pension and post-retirement benefit costs:
Prior service benefit	$2,416	$1,666	$8,157	$6,577	(a)
Net loss	(1,694)	(1,223)	(5,436)	(7,595)	(a)
	722	443	2,721	(1,018)	(a)
Income tax effect	(193)	(56)	(1,157)	423	Income tax expense (benefit)
	529	387	1,564	(595)	Net income (loss)

Marketable securities:
Net realized gain on sale of securities	2,191	1,388	8,443	8,757	Investment and interest income, net
	2,191	1,388	8,443	8,757	Income before income taxes
Income tax effect	(435)	(275)	(1,594)	(1,704)	Income tax expense (benefit)
	1,756	1,113	6,849	7,053	Net income

Loss on cash flow hedge:
Amortization of loss	(130)	(122)	(506)	(475)	Interest on long-term debt and revolving credit facility
	(130)	(122)	(506)	(475)	Income (loss) before income taxes
Income tax effect	78	82	335	213	Income tax expense
	(52)	(40)	(171)	(262)	Net income (loss)

Total reclassifications	$2,233	$1,460	$8,242	$6,196

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
On July 21, 2016, the parties to PUCT Docket No. 44941 filed the Joint Motion to Implement Uncontested Amended and Restated Stipulation and Agreement which was unopposed by the parties (the "Unopposed Settlement"). On August 25, 2016, the PUCT approved the Unopposed Settlement and issued its final order in Docket No. 44941 (the "PUCT Final Order"), as proposed. The PUCT Final Order provided for: (i) an annual non-fuel base rate increase, lower annual depreciation expense, a revised return on equity for allowance for funds used during construction ("AFUDC") purposes, and the inclusion of substantially all new plant in service in rate base; (ii) an additional annual non-fuel base rate increase of $3.7 million related to Four Corners Generating Station ("Four Corners") costs, which will be collected through a surcharge terminating on July 12, 2017; (iii) removing the separate rate treatment for residential customers with solar systems that the Company had proposed in its August 10, 2015 filing; (iv) allowing the Company to recover $3.1 million in rate case expenses through a separate surcharge and (v) allowing the Company to recover revenues associated with the relate back of rates to consumption on and after January 12, 2016 through March 31, 2016 through a separate surcharge.
Interim rates associated with the annual non-fuel base rate increase, became effective on April 1, 2016. The additional surcharges associated with the incremental Four Corners costs, rate case expenses and the relate back of rates to consumption on and after January 12, 2016 through March 31, 2016 were implemented on October 1, 2016.
For financial reporting purposes, the Company deferred any recognition of the Company's request in its 2015 Texas Retail Rate Case until it received the PUCT Final Order on August 25, 2016. Accordingly, it reported in the third quarter of 2016 the cumulative effect of the PUCT Final Order which related back to January 12, 2016.
2017 Texas Retail Rate Case Filing. On February 13, 2017, the Company filed with the City of El Paso, other municipalities incorporated in the Company's Texas service territory and the PUCT in Docket No. 46831, a request for an increase in non-fuel base revenues of approximately $42.5 million. The Company invoked its statutory right to have its new rates relate back for consumption on and after July 18, 2017, which is the 155th day after the filing. The difference in rates that would have been billed will be surcharged or refunded to customers after the PUCT's final order in Docket No. 46831. The PUCT has the authority to require the Company to surcharge or refund such difference over a period not to exceed 18 months. A procedural schedule has been adopted with a hearing scheduled in late August or early September 2017. The Company cannot predict the outcome or the timing of this rate case at this time.
Energy Efficiency Cost Recovery Factor. On May 1, 2017, the Company filed its annual application to establish its energy efficiency cost recovery factor for 2018. In addition to projected energy efficiency costs for 2018 and a true-up to prior year actual costs, the Company requested approval of a $1.0 million bonus for the 2016 energy efficiency program results in accordance with PUCT rules. The Company cannot predict the outcome or the timing of this matter at this time.
Fuel and Purchased Power Costs. On November 30, 2016, the Company filed a request, which was assigned PUCT Docket No. 46610, to increase its fixed fuel factor by approximately 28.8% to reflect increased fuel expenses primarily related to an increase in the price of natural gas used to generate power. The increase in the fixed fuel factor was effective on an interim basis January 1, 2017 and approved by the PUCT on January 10, 2017. As of March 31, 2017, the Company had under-recovered fuel costs in the amount of $2.5 million for the Texas jurisdiction.
Fuel Reconciliation Proceeding. On September 27, 2016, the Company filed an application with the PUCT, designated as PUCT Docket No. 46308, to reconcile $436.6 million of Texas fuel and purchased power expenses incurred during the period of

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

April 1, 2013 through March 31, 2016. On March 31, 2017, the Company requested that the hearing set for April 5, 2017 be postponed until sometime after April 26, 2017 to allow for settlement discussions. The Company and parties to the proceeding have discussed terms of a settlement in principle to resolve the issues in the case, and the Company is currently drafting a stipulation and proposed order for filing with the State Office of Administrative Hearings. The Company expects the PUCT to consider the proposed settlement in the second quarter of 2017. The Company cannot predict the outcome or the timing of this matter. As of March 31, 2017, Texas jurisdictional fuel and purchased power costs subject to a future Texas fuel reconciliation are approximately $140.4 million.
Community Solar. On June 8, 2015, the Company filed a petition with the PUCT to initiate a community solar program that includes the construction and ownership of a 3 MW solar photovoltaic system located at Montana Power Station. Participation will be on a voluntary basis, and customers will contract for a set capacity (kW) amount and receive all energy produced. This case was assigned PUCT Docket No. 44800. The Company filed a settlement agreement among all parties on July 1, 2016 approving the program, and the PUCT approved the settlement agreement and program on September 1, 2016. The Community Solar facility is currently under construction and the Company expects completion of the solar facility and commencement of the program in the second quarter of 2017. On April 19, 2017, the Company announced that the entire 3 MW program was fully subscribed by approximately 1,500 Texas customers.
Four Corners Generating Station. On February 17, 2015, the Company and Arizona Public Service Company ("APS") entered into an asset purchase agreement (the "Purchase and Sale Agreement") providing for the sale of the Company's interest in Four Corners to APS. The sale of the Company's interest in Four Corners closed on July 6, 2016.
On June 10, 2015, the Company filed an application in Texas requesting reasonableness and public interest findings and certain rate and accounting findings related to the Purchase and Sale Agreement. This case was assigned PUCT Docket No. 44805. Subsequent to the filing of the application, the case has been subject to numerous procedural matters, including a March 23, 2016 order in which the PUCT determined not to dismiss the reasonableness and public interest issues in this docket but to consider the requested rate and accounting findings, including coal mine reclamation costs, in a rate case proceeding. On September 1, 2016, a motion by parties in the proceeding to suspend the procedural schedule in order to pursue settlement was approved. On March 3, 2017, the Company filed a Joint Motion to Implement Stipulation and Agreement, and commission Staff filed its recommendation that the Company’s disposition of its interest in Four Corners was reasonable and consistent with the public interest. A final order approving the Stipulation and Agreement was adopted by the PUCT on March 30, 2017.
At March 31, 2017, the regulatory asset associated with the Four Corners coal mine reclamation costs for the Company's Texas jurisdiction was approximately $7.1 million. Until otherwise determined, the Company will continue to recover its coal mine reclamation costs in Texas under previous orders and decisions of the PUCT. The Stipulation and Agreement also acknowledged an agreement among the parties related to the rate and accounting treatment of certain costs of Four Corners, including coal mine reclamation costs. Pursuant to the PUCT's order in PUCT Docket No. 44805, recovery of these costs will be addressed in future base rate and fuel-related proceedings. If the PUCT makes a determination that results in changes to how existing regulatory assets or previously incurred costs for Four Corners are recovered in rates, any such changes will be recognized for financial reporting purposes only when it becomes probable future cash flows will change as a result of such regulatory actions.
Other Required Approvals. The Company has obtained other required approvals for tariffs and approvals required by the Public Utility Regulatory Act (the "PURA") and the PUCT.
New Mexico Regulatory Matters
2015 New Mexico Rate Case Filing. On May 11, 2015, the Company filed a request with the NMPRC, in Case No. 15-00127-UT, for an annual increase in non-fuel base rates. On June 8, 2016, the NMPRC issued its final order in Case No. 15-00127-UT (the "NMPRC Final Order"), which approved an annual increase in non-fuel base rates of approximately $0.6 million, an increase of approximately $0.5 million in other service fees and a decrease in the Company's allowed return on equity to 9.48%. The NMPRC Final Order concluded that all of the Company's new plant in service was reasonable and necessary and therefore would be recoverable in rates. The Company's rates were approved by the NMPRC effective July 1, 2016 and implemented at such time.
2017 New Mexico Rate Case Filing. NMPRC Case No. 15-00109-UT required the Company to make a rate filing in New Mexico in the second quarter of 2017 using a historical test year ended December 31, 2016. On March 24, 2017, the Company, NMPRC Utility Division Staff and the New Mexico Attorney General filed a Joint Motion to Modify Filing Date Stated in Final Order requesting that the rate filing date be changed to no later than July 31, 2019, using the appropriate historical test year period. The joint request was approved by the NMPRC on April 12, 2017.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Fuel and Purchased Power Costs. Historically, fuel and purchased power costs were recovered through base rates and a Fuel and Purchased Power Cost Adjustment Clause ("FPPCAC") that accounts for changes in the costs of fuel relative to the amount included in base rates. Effective July 1, 2016, with the implementation of the final order in Case No. 15-00127-UT, fuel and purchased power costs are no longer recovered through base rates but are recovered through the FPPCAC. The Company's request to reconcile its fuel and purchased power costs for the period January 1, 2013 through December 31, 2014 was approved in Case No. 15-00127-UT. New Mexico jurisdictional costs subject to prudence review are costs from January 1, 2015 through March 31, 2017 that total approximately $127.5 million. At March 31, 2017, the Company had a net fuel over-recovery balance of approximately $0.2 million in New Mexico.
5 MW Holloman Air Force Base ("HAFB") Facility CCN. On October 7, 2015, in NMPRC Case No. 15-00185-UT, the NMPRC issued a final order approving a CCN for a 5 MW solar power generation facility located on HAFB in the Company's service territory in New Mexico. The Company and HAFB negotiated a special retail contract, which includes power sales agreement for the facility, to replace the existing load retention agreement which was approved by final order issued October 5, 2016 in NMPRC Case No. 16-00224-UT. Construction of the solar generation facility is expected to be completed in the fourth quarter of 2017 or early 2018.
New Mexico Efficient Use of Energy Recovery Factor. On July 1, 2016, the Company filed its annual application requesting approval of its 2017 Energy Efficiency and Load Management Plan and to establish energy efficiency cost recovery factors for 2017. In addition to projected energy efficiency costs for 2017, the Company requested approval of a $0.4 million incentive for 2017 energy efficiency programs in accordance with NMPRC rules. This case was assigned Case No. 16-00185-UT. On February 22, 2017, the NMPRC issued a Final Order approving the Company’s 2017 Energy Efficiency and Load Management Plan and authorizing recovery in 2017 of a base incentive of $0.4 million. The Company’s energy efficiency cost recovery factors were approved and effective in customer bills beginning on March 1, 2017. In addition, on July 1, 2016, the Company filed its 2015 Annual Report for Energy Efficiency Programs, which included an incentive for verified 2015 program performance of $0.3 million, which was approved in Case No. 13-00176-UT. The Company recorded the $0.3 million approved incentive in operating revenues in the first quarter of 2017.
Other Required Approvals. The Company has obtained other required approvals for other tariffs, securities transactions, recovery of energy efficiency costs through a base rate rider and other approvals as required by the NMPRC.
Federal Regulatory Matters
The Company has obtained required approvals for rates and tariffs, securities transactions and other approvals as required by the FERC.
D. Palo Verde
Decommissioning. Pursuant to the ANPP Participation Agreement and federal law, the Company funds its share of the estimated costs to decommission Palo Verde Nuclear Generating Station ("Palo Verde") Units 1, 2 and 3, including the Common Facilities, through the term of their respective operating licenses and is required to maintain a minimum accumulation and funding level in its decommissioning account at the end of each annual reporting period during the life of the plant. The Company has established external trusts with an independent trustee, which enables the Company to record a current deduction for federal income tax purposes for most of the amounts funded. At March 31, 2017, the Company’s decommissioning trust fund had a balance of $265.9 million, which is above its minimum funding level. The Company monitors the status of its decommissioning funds and adjusts its deposits, if necessary.
Decommissioning costs are estimated every three years based upon engineering cost studies performed by outside engineers retained by APS. In April 2017, the Palo Verde Participants approved the 2016 Palo Verde decommissioning study (the “2016 Study”). The 2016 Study estimated that the Company must fund approximately $432.8 million (stated in 2016 dollars) to cover its share of decommissioning costs which was an increase in decommissioning costs of $52.1 million (stated in 2016 dollars) from the 2013 Palo Verde decommissioning study. The effect of this change increased the ARO by $3.1 million, which was recorded in the first quarter of 2017, and will increase annual expenses starting in April 2017. Although the 2016 Study was based on the latest available information, there can be no assurance that decommissioning cost estimates will not increase in the future or that regulatory requirements will not change. In addition, until a new low-level radioactive waste repository opens and operates for a number of years, estimates of the cost to dispose of low-level radioactive waste are subject to uncertainty. As provided in the ANPP Participation Agreement, the participants are required to conduct a new decommissioning study every three years. While the

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Company attempts to seek amounts in rates to meet its decommissioning obligations, it is not able to conclude given the evidence available to it now that it is probable these costs will continue to be collected over the period until decommissioning begins in 2044. The Company is ultimately responsible for these costs and its future actions combined with future decisions from regulators will determine how successful the Company is in this effort.
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
On October 31, 2014, APS, acting on behalf of itself and the Palo Verde Participants, submitted to the government a request for reimbursement of spent nuclear fuel storage costs for the period July 1, 2011 through June 30, 2014. The accepted claim amount was $42.0 million. On June 1, 2015, the Company received approximately $6.6 million, representing its share of the award, of which $5.8 million was credited to customers through the applicable fuel adjustment clauses in March 2015. After June 2015, APS will file annual claims for the period July 1 of the then-previous year to June 30 of the then-current year.
On November 2, 2015, APS filed a $12.0 million claim for the period July 1, 2014 through June 30, 2015. In February 2016, the DOE notified APS of the approval of the claim. In March 2016, the Company received its share of this claim of approximately $1.9 million, of which $1.6 million was credited to customers through the applicable fuel adjustment clauses.
On October 31, 2016, APS filed an $11.3 million claim for the period July 1, 2015 through June 30, 2016. On February 1, 2017, the DOE notified APS of the approval of the claim. On March 10, 2017, the Company received approximately $1.8 million, representing its share of the award, of which $1.4 million was credited to customers through the applicable fuel adjustment clauses.
Palo Verde Operations and Maintenance Expense. Included in other operations and maintenance expenses are expenses associated with Palo Verde as follows (in thousands):

	2017	2016
Three months ended March 31,	$21,608	$22,343
Twelve months ended March 31,	96,179	98,134

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

E. Common Stock
Dividends. The Company paid $12.6 million and $11.9 million in quarterly cash dividends during the three months ended March 31, 2017 and 2016, respectively. The Company paid a total of $50.3 million and $47.7 million in quarterly cash dividends during the twelve months ended March 31, 2017 and 2016, respectively.

Basic and Diluted Earnings Per Share. The basic and diluted earnings per share are presented below (in thousands except for share data):
	Three Months Ended March 31,		Twelve Months Ended March 31,
	2017	2016	2017	2016
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	40,387,235	40,325,324	40,366,024	40,295,316
Dilutive effect of unvested performance awards	—	—	69,665	36,824
Diluted number of common shares outstanding	40,387,235	40,325,324	40,435,689	40,332,140
Basic net income (loss) per common share:
Net income (loss)	$(3,989)	$(5,808)	$98,587	$72,652
Income allocated to participating restricted stock	(45)	(32)	(349)	(209)
Net income (loss) available to common shareholders	$(4,034)	$(5,840)	$98,238	$72,443
Diluted net income (loss) per common share:
Net income (loss)	$(3,989)	$(5,808)	$98,587	$72,652
Income reallocated to participating restricted stock	(45)	(32)	(349)	(209)
Net income (loss) available to common shareholders	$(4,034)	$(5,840)	$98,238	$72,443
Basic net income (loss) per common share:
Distributed earnings	$0.31	$0.295	$1.24	$1.18
Undistributed earnings (losses)	(0.41)	(0.435)	1.19	0.62
Basic net income (loss) per common share	$(0.10)	$(0.140)	$2.43	$1.80
Diluted net income (loss) per common share:
Distributed earnings	$0.31	$0.295	$1.24	$1.18
Undistributed earnings (losses)	(0.41)	(0.435)	1.19	0.62
Diluted net income (loss) per common share	$(0.10)	$(0.140)	$2.43	$1.80

The amount of restricted stock awards and performance shares at 100% performance level excluded from the calculation of the diluted number of common shares outstanding because their effect was antidilutive is presented below:

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Restricted stock awards	78,025	59,462	58,344	54,192
Performance shares (a)	—	62,995	47,246	49,183

(a)	Certain performance shares were excluded from the computation of diluted earnings per share as no payouts would have been required based upon performance at the end of each corresponding period.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

F. Income Taxes
The Company files income tax returns in the United States ("U.S.") federal jurisdiction and in the states of Texas, New Mexico and Arizona. The Company is no longer subject to tax examination by the taxing authorities in the federal, Arizona and New Mexico jurisdictions for years prior to 2012. The Company is currently under audit in Texas for tax years 2007 through 2011.
For the three months ended March 31, 2017 and 2016, the Company’s effective tax rate was 36.5% and 35.2%, respectively. For the twelve months ended March 31, 2017 and 2016, the Company's effective tax rate was 35.7% and 29.7%, respectively. The Company's effective tax rate for all periods differs from the federal statutory tax rate of 35.0% primarily due to capital gains in the decommissioning trusts which are taxed at the federal rate of 20.0%, the allowance for equity funds used during construction ("AEFUDC"), state taxes and the issue discussed in the following paragraph.
In the third quarter of 2016, the Company changed its accounting for state income taxes from the flow-through method to the normalization method in accordance with the PUCT's and NMPRC's most recent final orders. Under the flow-through method, the Company previously recorded deferred state income taxes and regulatory liabilities and assets offsetting such deferred state income taxes at the expected cash flow to be reflected in future rates. Upon implementation of normalization, the Company began amortizing the net regulatory asset for deferred state income taxes to deferred income tax expense over a 15 year period as allowed by the regulators. In the third quarter of 2016, the Company began recording deferred state income tax expense as required by normalization, retroactive to January 2016 as provided in the final orders. The impact of the change was additional deferred income tax expense of $1.0 million and $5.1 million for the three and twelve months ended March 31, 2017, respectively.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

G. Commitments, Contingencies and Uncertainties
For a full discussion of commitments and contingencies, see Note K of the Notes to Financial Statements in the 2016 Form 10-K. In addition, see Notes C and D above and Notes C and E of the Notes to Financial Statements in the 2016 Form 10-K regarding matters related to wholesale power sales contracts and transmission contracts subject to regulation and Palo Verde, including decommissioning, spent nuclear fuel and waste disposal, and liability and insurance matters.
Power Purchase and Sale Contracts
To supplement its own generation and operating reserve requirements, and to meet required renewable portfolio standards, the Company engages in power purchase arrangements which may vary in duration and amount based on an evaluation of the Company's resource needs, the economics of the transactions, and specific renewable portfolio requirements. For a full discussion of power purchase and sale contracts that the Company has entered into with various counterparties, see Note K of the Notes to Financial Statements in the 2016 Form 10-K.
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
On March 28, 2017 the Company entered into a Compliance Agreement (the “Compliance Agreement”) with the Texas Commission on Environmental Quality under the Texas Environmental, Health and Safety Audit Privilege Act to address certain water and waste compliance issues associated with the integrity of the synthetic liner of the evaporation pond at the Company’s Newman Generating Station. The Company's action plan will be implemented over the three year period of the Compliance Agreement starting in the second quarter of 2017. The Company is currently evaluating the cost of performing its obligations under the Compliance Agreement.

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
See Notes C and G above and Notes C and K of the Notes to Financial Statements in the 2016 Form 10-K for discussion of the effects of government legislation and regulation on the Company.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

I. Employee Benefits
Retirement Plans
The net periodic benefit cost recognized for the three and twelve months ended March 31, 2017 and 2016 is made up of the components listed below as determined using the projected unit credit actuarial cost method (in thousands):

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Components of net periodic benefit cost:
Service cost	$2,270	$1,905	$8,366	$8,597
Interest cost	3,248	3,265	13,022	14,135
Expected return on plan assets	(4,808)	(4,712)	(18,975)	(19,560)
Amortization of:
Net loss	2,089	1,888	7,540	9,785
Prior service benefit	(878)	(878)	(3,506)	(3,496)
Net periodic benefit cost	$1,921	$1,468	$6,447	$9,461
During the three months ended March 31, 2017, the Company contributed $3.0 million of its projected $10.0 million 2017 annual contribution to its retirement plans.
Other Postretirement Benefits
The net periodic benefit recognized for the three and twelve months ended March 31, 2017 and 2016 is made up of the components listed below (in thousands):

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Components of net periodic benefit:
Service cost	$588	$715	$2,642	$3,294
Interest cost	678	873	2,972	3,883
Expected return on plan assets	(470)	(460)	(1,845)	(2,005)
Amortization of:
Prior service benefit	(1,538)	(788)	(4,651)	(3,081)
Net gain	(395)	(665)	(2,104)	(2,190)
Net periodic benefit	$(1,137)	$(325)	$(2,986)	$(99)
During the three months ended March 31, 2017, the Company contributed $0.1 million of its projected $1.5 million 2017 annual contribution to its other postretirement benefits plan.
4J. Financial Instruments and Investments
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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Long-Term Debt and Short-Term Borrowings Under the RCF. The fair values of the Company's long-term debt and short-term borrowings under the RCF are based on estimated market prices for similar issues and are presented below (in thousands):

	March 31, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Pollution Control Bonds	$190,844	$204,599	$190,775	$206,818
Senior Notes	993,170	1,126,625	993,086	1,112,285
RGRT Senior Notes (1)	94,822	98,555	94,795	98,855
RCF (1)	134,178	134,178	81,574	81,574
Total	$1,413,014	$1,563,957	$1,360,230	$1,499,532
_______________

(1)
Nuclear fuel financing, as of March 31, 2017 and December 31, 2016, is funded through the $95 million Rio Grande Resources Trust ("RGRT") Senior Notes and $40.2 million and $37.6 million, respectively under the RCF. As of March 31, 2017, $94.0 million was outstanding under the RCF for working capital or general corporate purposes. As of December 31, 2016, $44.0 million was outstanding under the RCF for working capital or general corporate purposes. The interest rate on the Company's borrowings under the RCF is reset throughout the quarter reflecting current market rates. Consequently, the carrying value approximates fair value.

Marketable Securities. The Company's marketable securities, included in decommissioning trust funds in the Balance Sheets, are reported at fair value which was $265.9 million and $255.7 million at March 31, 2017 and December 31, 2016, respectively. These securities are classified as available for sale and recorded at their estimated fair value using the FASB guidance for certain investments in debt and equity securities. The reported fair values include gross unrealized losses on marketable securities whose impairment the Company has deemed to be temporary. The tables below present the gross unrealized losses and the fair value of these securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	March 31, 2017
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities (1):
Federal Agency Mortgage Backed Securities	$11,142	$(249)	$424	$(23)	$11,566	$(272)
U.S. Government Bonds	32,621	(739)	9,876	(570)	42,497	(1,309)
Municipal Obligations	9,152	(298)	4,413	(385)	13,565	(683)
Corporate Obligations	9,665	(131)	2,491	(208)	12,156	(339)
Total Debt Securities	62,580	(1,417)	17,204	(1,186)	79,784	(2,603)
Common Stock	541	(53)	—	—	541	(53)
Total Temporarily Impaired Securities	$63,121	$(1,470)	$17,204	$(1,186)	$80,325	$(2,656)

_________________

(1)	Includes 139 securities.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2016
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities (2):
Federal Agency Mortgage Backed Securities	$11,582	$(239)	$436	$(22)	$12,018	$(261)
U.S. Government Bonds	31,655	(762)	17,976	(835)	49,631	(1,597)
Municipal Obligations	9,596	(394)	4,067	(372)	13,663	(766)
Corporate Obligations	7,971	(172)	2,092	(172)	10,063	(344)
Total Debt Securities	60,804	(1,567)	24,571	(1,401)	85,375	(2,968)
Common Stock	2,760	(167)	—	—	2,760	(167)
Institutional Equity Funds-International Equity	22,945	(110)	—	—	22,945	(110)
Total Temporarily Impaired Securities	$86,509	$(1,844)	$24,571	$(1,401)	$111,080	$(3,245)

_________________

(2)	Includes 152 securities.
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
For the three and twelve months ended March 31, 2017 and 2016, the Company recognized other than temporary impairment losses on its available-for-sale securities as follow (in thousands):

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Unrealized holding losses included in pre-tax income	$—	$(156)	$(196)	$(494)
The reported securities also include gross unrealized gains on marketable securities which have not been recognized in the Company's net income. The table below presents the unrecognized gross unrealized gains and the fair value of these securities, aggregated by investment category (in thousands):

	March 31, 2017		December 31, 2016
	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains
Description of Securities:
Federal Agency Mortgage Backed Securities	$6,991	$276	$7,430	$319
U.S. Government Bonds	15,811	198	12,237	138
Municipal Obligations	4,086	144	2,481	144
Corporate Obligations	14,393	710	12,350	655
Total Debt Securities	41,281	1,328	34,498	1,256
Common Stock	62,487	34,868	61,884	34,066
Equity Mutual Funds	50,225	5,690	42,244	3,345
Institutional Funds - International Equity	24,737	1,722	—	—
Cash and Cash Equivalents	6,802	—	6,002	—
Total	$185,532	$43,608	$144,628	$38,667

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The Company's marketable securities include investments in mortgage backed securities, municipal, corporate and federal debt obligations. The contractual year for maturity of these available-for-sale securities as of March 31, 2017 is as follows (in thousands):

	Total	2017	2018 through 2021	2022 through 2026	2027 and Beyond
Municipal Debt Obligations	$17,651	$804	$6,366	$9,203	$1,278
Corporate Debt Obligations	26,549	—	10,110	7,511	8,928
U.S. Government Bonds	58,308	5,928	27,123	14,834	10,423
Federal Agency Mortgage Backed Securities	18,557	—	6	356	18,195
The Company's marketable securities in its decommissioning trust funds are sold from time to time and the Company uses the specific identification basis to determine the amount to reclassify from accumulated other comprehensive income into net income. The proceeds from the sale of these securities during the three and twelve months ended March 31, 2017 and 2016 and the related effects on pre-tax income are as follows (in thousands):

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Proceeds from sales or maturities of available-for-sale securities	$26,055	$24,078	$93,245	$102,003
Gross realized gains included in pre-tax income	$2,587	$1,832	$9,968	$10,429
Gross realized losses included in pre-tax income	(396)	(288)	(1,329)	(1,178)
Gross unrealized losses included in pre-tax income	—	(156)	(196)	(494)
Net gains included in pre-tax income	$2,191	$1,388	$8,443	$8,757
Net unrealized holding gains (losses) included in accumulated other comprehensive income	$7,721	$2,190	$13,975	$(1,730)
Net gains reclassified from accumulated other comprehensive income	(2,191)	(1,388)	(8,443)	(8,757)
Net gains (losses) in other comprehensive income	$5,530	$802	$5,532	$(10,487)
Fair Value Measurements. The FASB guidance requires the Company to provide expanded quantitative disclosures for financial assets and liabilities recorded on the balance sheet at fair value. Financial assets carried at fair value include the Company's decommissioning trust investments and investments in debt securities which are included in deferred charges and other assets on the Balance Sheets. The Company has no liabilities that are measured at fair value on a recurring basis. The FASB guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

•
Level 1 – Observable inputs that reflect quoted market prices for identical assets and liabilities in active markets. Financial assets utilizing Level 1 inputs include the nuclear decommissioning trust investments in active exchange-traded equity securities, mutual funds and U.S. Treasury securities that are in a highly liquid and active market. The Institutional Funds are valued using the Net Asset Value ("NAV") provided by the administrator of the fund. The NAV price is quoted on a restrictive market although the underlying investments are traded on active markets. During the third quarter of 2016, the Company concluded that the NAV used for determining the fair value of the Institutional Funds- International Equity investments have readily determinable fair values. Accordingly, such fund values have been re-categorized from Level 2 to Level 1 hierarchy.

•
Level 2 – Inputs other than quoted market prices included in Level 1 that are observable for the asset or liability either directly or indirectly. Financial assets utilizing Level 2 inputs include the nuclear decommissioning trust investments in

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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
The fair value of the Company's decommissioning trust funds and investments in debt securities at March 31, 2017 and December 31, 2016, and the level within the three levels of the fair value hierarchy defined by the FASB guidance are presented in the table below (in thousands):

Description of Securities	Fair Value as of March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading Securities:
Investments in Debt Securities	$1,628	$—	$—	$1,628
Available for sale:
U.S. Government Bonds	$58,308	$58,308	$—	$—
Federal Agency Mortgage Backed Securities	18,557	—	18,557	—
Municipal Obligations	17,651	—	17,651	—
Corporate Obligations	26,549	—	26,549	—
Subtotal, Debt Securities	121,065	58,308	62,757	—
Common Stock	63,028	63,028	—	—
Equity Mutual Funds	50,225	50,225	—	—
Institutional Funds-International Equity	24,737	24,737	—	—
Cash and Cash Equivalents	6,802	6,802	—	—
Total Available for Sale	$265,857	$203,100	$62,757	$—

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Description of Securities	Fair Value as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading Securities:
Investments in Debt Securities	$1,421	$—	$—	$1,421
Available for sale:
U.S. Government Bonds	$61,868	$61,868	$—	$—
Federal Agency Mortgage Backed Securities	19,448	—	19,448	—
Municipal Obligations	16,144	—	16,144	—
Corporate Obligations	22,413	—	22,413	—
Subtotal, Debt Securities	119,873	61,868	58,005	—
Common Stock	64,644	64,644	—	—
Equity Mutual Funds	42,244	42,244	—	—
Institutional Funds-International Equity	22,945	22,945	—	—
Cash and Cash Equivalents	6,002	6,002	—	—
Total Available for Sale	$255,708	$197,703	$58,005	$—

There were no transfers in or out of Level 1 and Level 2 fair value measurements categories due to changes in observable inputs during the three and twelve month periods ended March 31, 2017 and 2016. There were no purchases, sales, issuances, and settlements related to the assets in the Level 3 fair value measurement category during the three and twelve months ended March 31, 2017 and 2016.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
El Paso Electric Company:

We have reviewed the condensed balance sheet of El Paso Electric Company as of March 31, 2017, the related condensed statements of operations and comprehensive operations for the three-month and twelve-month periods ended March 31, 2017 and 2016, and the related condensed statements of cash flows for the three-month periods ended March 31, 2017 and 2016. These condensed financial statements are the responsibility of the Company's management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the balance sheet of El Paso Electric Company as of December 31, 2016, and the related statements of operations, comprehensive operations, changes in common stock equity, and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2017, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2016, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ KPMG LLP
Houston, Texas
May 5, 2017

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this Item 2 updates, and should be read in conjunction with, the information set forth in Part II, Item 7 of our 2016 Form 10-K.

FORWARD-LOOKING STATEMENTS
Certain matters discussed in this Quarterly Report on Form 10-Q, other than statements of historical fact, are “forward-looking statements.” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements often include words like we "believe", "anticipate", "target", "project", "expect", "predict", "pro forma", "estimate", "intend", "will", "is designed to", "plan", and words of similar meaning, or are indicated by the Company's discussion of strategies or trends. Forward-looking statements describe the Company's future plans, objectives, expectations or goals. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurances can be given that these expectations will prove to be correct. Such statements address future events and conditions and include, but are not limited to:

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

•
the ability of the Company's operating partners to maintain plant operations and manage operation and maintenance ("O&M") costs at Palo Verde Nuclear Generating Station ("Palo Verde"), including costs to comply with any new or expanded regulatory or environmental requirements,

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
These lists are not all-inclusive because it is not possible to predict all factors. A discussion of some of these factors is included in the 2016 Form 10-K under the headings “Risk Factors” and “Management's Discussion and Analysis” “-Summary of Critical Accounting Policies and Estimates” and “-Liquidity and Capital Resources.” This Quarterly Report on Form 10-Q should be read in its entirety. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels. Any forward-looking statement speaks only as of the date such statement was made, and the Company is not obligated to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made, except as required by applicable laws or regulations.

Summary of Critical Accounting Policies and Estimates
The preparation of our financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes for the periods presented and actual results could differ in future periods from those estimates. Critical accounting policies and estimates are both important to the portrayal of our financial condition and results of operations and require complex, subjective judgments and are more fully described in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2016 Form 10-K.

Summary
The following is an overview of our results of operations for the three and twelve month periods ended March 31, 2017 and 2016. Net income (loss) and basic earnings (loss) per share for the three and twelve month periods ended March 31, 2017 and 2016 are shown below:

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Net income (loss) (in thousands)	$(3,989)	$(5,808)	$98,587	$72,652
Basic earnings (loss) per share	(0.10)	(0.14)	2.43	1.80

Financial Effect of the PUCT Final Order
On August 25, 2016, the Public Utility Commission of Texas ("PUCT") issued its final order in the Company's rate case in Docket No. 44941 (the "PUCT Final Order"). The PUCT Final Order had a significant effect on the Company's first quarter 2017 financial results, the impacts of which are reflected in the table below. For financial reporting purposes, the Company deferred any recognition of the Company's request in its 2015 Texas Retail Rate Case until it received the PUCT Final Order in August 2016. Accordingly, it recorded in the third quarter of 2016 the cumulative effect of the PUCT Final Order that related back to January 12, 2016. The impact of the PUCT Final Order recorded in August 2016 relating to the first quarter of 2016 would have increased net income by approximately $4.6 million.
The following table shows the primary factors affecting the after-tax change in net income (loss) between the 2017 and 2016 periods presented (in thousands):

	Three Months Ended	Twelve Months Ended
March 31, 2016 net income (loss)	$(5,808)	$72,652
Change in (net of tax):
Decreased allowance for funds used during construction (a)	(2,085)	(4,408)
(Increased) decreased operation and maintenance at fossil-fuel generating plants (b)	(1,625)	107
Increased interest on long-term debt (c)	(1,149)	(4,774)
Increased retail non-fuel base revenues (d)	3,360	31,538
Decreased depreciation and amortization (e)	884	5,586
Increased other revenues (f)	674	2,484
Decreased Palo Verde operation and maintenance expenses (g)	478	1,270
Effective tax rate (h)	476	(5,408)
Other	806	(460)
March 31, 2017 net income (loss)	$(3,989)	$98,587

______________
All information presented below is expressed in pre-tax amounts except when stated otherwise.

(a)
Allowance for funds used during construction ("AFUDC") decreased for the three and twelve months ended March 31, 2017 compared to the three and twelve months ended March 31, 2016 due to (i) lower balances of construction work in progress ("CWIP"), primarily due to Montana Power Station ("MPS") Units 3 and 4 being placed in service in May and September 2016, respectively, and (ii) reductions in the AFUDC rate.

(b)
O&M expenses at our fossil fuel generating plants increased for the three months ended March 31, 2017 compared to the three months ended March 31, 2017, primarily due to (i) increased maintenance expense for outages at Newman Generating Station ("Newman") Units 1, 3, & 4 and (ii) increased routine maintenance at MPS and Rio Grande Generating Station ("Rio Grande"). These increases were partially offset by the sale of the Company's interest in Units 4 and 5 of Four Corners Generating Station ("Four Corners") in July 2016 and a maintenance outage at Rio Grande Unit 7 in 2016 with no comparable activity in 2017.

O&M expenses at our fossil fuel generating plants decreased for the twelve months ended March 31, 2017 compared to the twelve months ended March 31, 2017, primarily due to (i) the sale of the Company's interest in Units 4 and 5 of Four Corners in July 2016, and (ii) decreased maintenance expense for outages at Newman Unit 5 and Rio Grande Unit 7. These increases were partially offset by (i) increased maintenance expense for outages at Newman Units 1, 3, & 4 and (ii) an overall increase in routine maintenance at MPS and Rio Grande.

(c)
Interest on long-term debt increased for the three and twelve months ended March 31, 2017 compared to the three and twelve months ended March 31, 2016 primarily due to the $150.0 million principal amount of senior notes issued in March 2016.

(d)
Retail non-fuel base revenues increased for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to the non-fuel base rate increase approved in the PUCT Final Order. The first quarter of 2016 did not include approximately $5.9 million of retail non-fuel base revenues for the period from January 12, 2016 through March 31, 2016, which revenues were not recognized until the PUCT Final Order was approved in August 2016. The 1.7% growth in the average number of retail customers served also contributed to the increase in retail non-fuel base revenues. This increase was partially offset by a decrease in kWh sales from residential customers primarily due to mild weather in the first quarter of 2017 as compared to the first quarter of 2016.

Retail non-fuel base revenues increased for the twelve months ended March 31, 2017 compared to the twelve months ended March 31, 2016 primarily due to the non-fuel base rate increase approved in the PUCT Final Order. Excluding the impact of the PUCT Final Order, the 1.5% growth in the average number of retail customers served contributed to the remaining increase in retail non-fuel base revenues, see page 29 for a complete discussion.

(e)
Depreciation and amortization decreased for the three and twelve months ended March 31, 2017 compared to the three and twelve months ended March 31, 2016 primarily due to (i) reductions in depreciation rates as approved by the PUCT and the New Mexico Public Regulation Commission ("NMPRC") in the PUCT Final Order and the final order of the NMPRC in Case No. 15-00127-UT issued on June 8, 2016 (the "NMPRC Final Order"), respectively, and (ii) the sale of the Company's interest in Units 4 and 5 of Four Corners. These decreases were partially offset by increases in plant, including MPS Units 3 and 4, which were placed in service in May and September 2016, respectively.

(f)
Other revenues increased for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to (i) additional miscellaneous service revenues as a result of rate increases approved in the PUCT Final Order and in the NMPRC Final Order and (ii) the New Mexico energy efficiency bonus.

Other revenues increased for the twelve months ended March 31, 2017 compared to the twelve months ended March 31, 2016 primarily due to (i) additional miscellaneous service revenues as a result of rate increases approved in the PUCT Final Order and in the NMPRC Final Order and (ii) increased transmission wheeling revenues.

(g)
Palo Verde O&M expenses decreased for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to decreased maintenance expense at Unit 1, partially offset by increased maintenance expense at Unit 2.

Palo Verde O&M expenses decreased for the twelve months ended March 31, 2017 compared to the twelve months ended March 31, 2016 primarily due to decreased maintenance at Unit 2 and lower operation expenses at all three Palo Verde units, partially offset by increased maintenance expense at Unit 1.

(h)
The effective tax rate increased for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to the change to normalize state income taxes, which created an increased income tax benefit due to the net losses in both periods.

The effective tax rate increased for the twelve months ended March 31, 2017 compared to the twelve months ended March 31, 2016 primarily due to the change to normalize state income taxes, which created an increased income tax expense due to the net income in both periods.

Historical Results of Operations
The following discussion includes detailed descriptions of factors affecting individual line items in the results of operations. The amounts presented below are presented on a pre-tax basis.
Operating revenues
We realize revenue from the sale of electricity to retail customers at regulated rates and the sale of energy in the wholesale power market generally at market-based prices. Sales for resale (which are Federal Energy Regulatory Commission ("FERC")-regulated cost-based wholesale sales within our service territory) accounted for less than 1% of revenues.
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
Weather significantly impacts our residential, small commercial and industrial customers, and to a lesser extent, our sales to public authorities. Heating and cooling degree days can be used to evaluate the effect of weather on energy use. For each degree the average outdoor temperature varies from a standard of 65 degrees Fahrenheit, a degree day is recorded. For the three and twelve months ended March 31, 2017, retail non-fuel base revenues were negatively impacted by mild weather when compared to the three and twelve months ended March 31, 2016. Heating degree days for the first quarter of 2017 decreased 23.1% when compared to the first quarter of 2016, and were 28.6% below the 10-year average. For the quarter ended March 31, 2017, the number of heating degree days recorded was the lowest total recorded in more than 70 years. For the twelve months ended March 31, 2017, heating degree days decreased 19.5% when compared to the twelve months ended March 31, 2016, and were 25.5% below the 10-year average. For the twelve months ended March 31, 2017, cooling degree days increased 1.1% when compared to the twelve months ended March 31, 2016, and were 4.7% above the 10-year average. The table below shows heating and cooling degree days compared to a 10-year average.

	Three Months Ended			Twelve Months Ended
	March 31,			March 31,
			10-Year			10-Year
	2017	2016	Average	2017	2016	Average*
Heating degree days	810	1,054	1,135	1,607	1,996	2,157
Cooling degree days	72	23	34	2,860	2,828	2,732
______________
* Calendar year basis.
Customer growth is a key driver of the growth of retail sales. The average number of retail customers grew 1.7% and 1.5% for the three and twelve months ended March 31, 2017, respectively, when compared to the three and twelve months ended March 31, 2016. See the tables presented on pages 31 and 32, which provide detail on the average number of retail customers and the related revenues and kWh sales.
Retail non-fuel base revenues. Retail non-fuel revenues increased in the first quarter of 2017 primarily due to the non-fuel base rate increase approved in the PUCT Final Order. The first quarter of 2016 did not include approximately $5.9 million of retail non-fuel base revenues for the period from January 12, 2016 through March 31, 2016, which revenues were not recognized until the PUCT Final Order was approved in August 2016. The 1.7% growth in the average number of retail customers served also contributed to the increase in retail non-fuel base revenues. This increase was partially offset by a decrease in kWh sales from residential customers primarily due to mild weather in the first quarter of 2017 as compared to the first quarter of 2016.
Excluding the $5.9 million PUCT Final Order impact, for the first quarter of 2017, retail non-fuel base revenues decreased $0.8 million pre-tax, or 0.7%, compared to the first quarter of 2016. This decrease in sales was primarily due to mild weather. Heating degree days for the first quarter of 2017 were 28.6% below the 10-year average. For the quarter ended March 31, 2017, the number of heating degree days recorded was the lowest total recorded in more than 70 years. Continued growth of 1.5% in the average number of residential customers served partially offset some of the weather impact. The decrease in retail non-fuel base revenues was partially offset by a $1.0 million increase in revenues from small commercial and industrial customers, largely due to a 3.8% increase in the average number of customers served.
The increase in reported retail non-fuel base revenues for the twelve months ended March, 31, 2017 compared to the twelve months ended March 31, 2016 was $48.5 million. Included in this increase is $46.8 million related to the effects of the PUCT Final Order received in August 2016. The annual impact of the PUCT Final Order was $40.9 million all of which was recorded in the twelve months ended March 31, 2017. Included in the PUCT Final Order annual impact was $5.9 million related to the period from January 12, 2016 through March 31, 2016 which was recognized in August 2016.
Excluding the PUCT Final Order impact, for the twelve months ended March 31, 2017, retail non-fuel base revenues increased by $1.7 million or 0.3% compared to the twelve months ended March 31, 2016. This increase included a $3.4 million increase in sales to small commercial and industrial customers and a $1.9 million increase in sales to residential customers reflecting an increase in the average number of retail customers served of 2.5% and 1.4%, respectively. Revenues from large commercial and industrial customers decreased by $2.3 million due to reduced demand by the steel manufacturing industry and a decrease in surcharges billed to a large customer. Revenues from public authority customers decreased $1.3 million reflecting a 1.7% decrease in kWh sales.
Fuel revenues. Fuel revenues consist of (i) revenues collected from customers under fuel recovery mechanisms approved by the state commissions and the FERC, (ii) deferred fuel revenues which are comprised of the difference between fuel costs and fuel revenues collected from customers, and (iii) prior to July 1, 2016, fuel costs recovered in base rates in New Mexico. In New Mexico, effective July 1, 2016, with the implementation of the NMPRC Final Order, fuel and purchased power costs will no longer be recovered through base rates, as it was historically, but will be completely recovered through the FPPCAC. Fuel and purchased power costs are reconciled to actual costs on a monthly basis and recovered or refunded to customers the second succeeding month. In Texas, fuel costs are recovered through a fixed fuel factor. We can seek to revise our fixed fuel factor based upon an approved formula at least four months after our last revision except in the month of December. In addition, if we materially over-recover fuel costs, we must seek to refund the over-recovery, and if we materially under-recover fuel costs, we may seek a surcharge to recover those costs. Fuel over- and under-recoveries are defined as material when they exceed 4% of the previous twelve months' fuel costs.
In the three and twelve months ended March 31, 2017, we over-recovered our fuel costs by $8.5 million and under-recovered our fuel costs by $10.5 million, respectively. On April 15, 2015, we filed a request, which was assigned PUCT Docket No. 44633, to reduce our fixed fuel factor by approximately 24% to reflect an expected reduction in fuel expense. The reduction in the fixed fuel factor was effective on an interim basis on May 1, 2015, and was approved by the PUCT on May 20, 2015. In March 2016 and March 2017, $1.6 million and $1.4 million, respectively, were credited to customers through the applicable fuel adjustment clauses as the result of a reimbursement from the U.S. Department of Energy ("DOE") related to spent nuclear fuel storage. At March 31, 2017, we had a net fuel under-recovery balance of $2.3 million, including an under-recovery of $2.5 million in Texas, offset by an over-recovery of $0.2 million in New Mexico. On November 30, 2016, we filed a request to increase our Texas fixed fuel factor by approximately 28.8% to reflect increased fuel expenses primarily related to an increase in the price of natural gas used to generate power. The increase in the fixed fuel factor was effective on an interim basis on January 1, 2017 and was approved by the PUCT on January 10, 2017.
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
Off-system sales revenues increased $2.8 million, or 24.5%, for the three months ended March 31, 2017, when compared to the three months ended March 31, 2016, as a result of a 3.1% increase in kWh sales, partially offset by lower average market prices for power. Retained margins from off-system sales increased 27.5% for the three months ended March 31, 2017, when compared to the three months ended March 31, 2016. Off-system sales revenues decreased $10.6 million, or 17.9%, for the twelve months ended March 31, 2017, when compared to the twelve months ended March 31, 2016, as a result of lower average market prices for power and a 18.8% decrease in kWh sales.

Comparisons of kWh sales and operating revenues are shown below (in thousands):
			Increase (Decrease)
Quarter Ended March 31:	2017	2016	Amount	Percent
kWh sales:
Retail:
Residential	545,128	569,085	(23,957)	(4.2)%
Commercial and industrial, small	500,590	500,226	364	0.1
Commercial and industrial, large	252,998	244,926	8,072	3.3
Sales to public authorities	335,563	346,235	(10,672)	(3.1)
Total retail sales	1,634,279	1,660,472	(26,193)	(1.6)
Wholesale:
Sales for resale	10,921	11,841	(920)	(7.8)
Off-system sales	596,762	578,673	18,089	3.1
Total wholesale sales	607,683	590,514	17,169	2.9
Total kWh sales	2,241,962	2,250,986	(9,024)	(0.4)
Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$51,310	$47,743	$3,567	7.5%
Commercial and industrial, small	33,785	32,140	1,645	5.1
Commercial and industrial, large	7,900	8,093	(193)	(2.4)
Sales to public authorities	17,550	17,400	150	0.9
Total retail non-fuel base revenues (1)	110,545	105,376	5,169	4.9
Wholesale:
Sales for resale	463	369	94	25.5
Total non-fuel base revenues	111,008	105,745	5,263	5.0
Fuel revenues:
Recovered from customers during the period	47,620	22,534	25,086	—
Over collection of fuel (2)	(8,530)	(4,103)	(4,427)	—
New Mexico fuel in base rates (3)	—	16,226	(16,226)	—
Total fuel revenues (4)	39,090	34,657	4,433	12.8
Off-system sales:
Fuel cost	11,528	8,492	3,036	35.8
Shared margins	2,213	2,555	(342)	(13.4)
Retained margins	459	360	99	27.5
Total off-system sales	14,200	11,407	2,793	24.5
Other (5)	7,037	6,000	1,037	17.3
Total operating revenues	$171,335	$157,809	$13,526	8.6
Average number of retail customers (6):
Residential	365,311	360,048	5,263	1.5%
Commercial and industrial, small	42,076	40,537	1,539	3.8
Commercial and industrial, large	49	49	—	—
Sales to public authorities	5,433	5,372	61	1.1
Total	412,869	406,006	6,863	1.7
________________________________________

(1)	2016 excludes $5.9 million of relate back revenues in Texas from January 12, 2016 through March 31, 2016 which were recorded in August 2016.

(2)
Includes the portion of DOE refunds related to spent fuel storage of $1.4 million and $1.6 million in 2017 and 2016, respectively, that were credited to customers through the applicable fuel adjustment clauses.

(3)
Historically, fuel and purchased power costs were recorded through base rates and a FPPCAC that accounts for the changes in the costs of fuel relative to the amount included in base rates. Effective July 1, 2016, with the implementation of the NMPRC Final Order, these costs are no longer recovered through base rates but are recovered through the FPPCAC.

(4)	Includes deregulated Palo Verde Unit 3 revenues for the New Mexico jurisdiction of $2.8 million and $2.2 million in 2017 and 2016, respectively.

(5)	Represents revenues with no related kWh sales.

(6)	The number of retail customers is based on the number of service locations.

Comparisons of kWh sales and operating revenues are shown below (in thousands):
			Increase (Decrease)
Twelve Months Ended March 31:	2017	2016	Amount	Percent
kWh sales:
Retail:
Residential	2,781,832	2,778,570	3,262	0.1%
Commercial and industrial, small	2,403,811	2,394,674	9,137	0.4
Commercial and industrial, large	1,038,817	1,054,468	(15,651)	(1.5)
Sales to public authorities	1,561,838	1,588,710	(26,872)	(1.7)
Total retail sales	7,786,298	7,816,422	(30,124)	(0.4)
Wholesale:
Sales for resale	61,166	63,243	(2,077)	(3.3)
Off-system sales	1,945,597	2,396,091	(450,494)	(18.8)
Total wholesale sales	2,006,763	2,459,334	(452,571)	(18.4)
Total kWh sales	9,793,061	10,275,756	(482,695)	(4.7)
Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$282,341	$247,068	$35,273	14.3%
Commercial and industrial, small	196,587	187,606	8,981	4.8
Commercial and industrial, large	38,877	40,255	(1,378)	(3.4)
Sales to public authorities	97,031	91,386	5,645	6.2
Total retail non-fuel base revenues (1) (2)	614,836	566,315	48,521	8.6
Wholesale:
Sales for resale	2,501	2,384	117	4.9
Total non-fuel base revenues	617,337	568,699	48,638	8.6
Fuel revenues:
Recovered from customers during the period	173,483	115,877	57,606	49.7
Under (over) collection of fuel (3)	10,466	(1,758)	12,224	—
New Mexico fuel in base rates (4)	17,053	72,242	(55,189)	(76.4)
Total fuel revenues (5)	201,002	186,361	14,641	7.9
Off-system sales:
Fuel cost	41,969	48,033	(6,064)	(12.6)
Shared margins	5,290	9,667	(4,377)	(45.3)
Retained margins	1,236	1,366	(130)	(9.5)
Total off-system sales	48,495	59,066	(10,571)	(17.9)
Other (6) (7)	33,628	29,806	3,822	12.8
Total operating revenues	$900,462	$843,932	$56,530	6.7
Average number of retail customers (8):
Residential	363,454	358,290	5,164	1.4%
Commercial and industrial, small	41,398	40,375	1,023	2.5
Commercial and industrial, large	49	49	—	—
Sales to public authorities	5,319	5,290	29	0.5
Total	410,220	404,004	6,216	1.5

(1)
2017 includes a $40.9 million increase resulting from the PUCT Final Order in 2016, which includes $5.9 million of relate back revenues in Texas from January 12, 2016 through March 31, 2016 which were recorded in August 2016.

(2)	2016 excludes $5.9 million of relate back revenues in Texas from January 12, 2016 through March 31, 2016 which were recorded in August 2016.

(3)
Includes the portion of DOE refunds related to spent fuel storage of $1.4 million and $1.6 million in 2017 and 2016, respectively, that were credited to customers through the applicable fuel adjustment clauses.

(4)
Historically, fuel and purchased power costs were recorded through base rates and a FPPCAC that accounts for the changes in the costs of fuel relative to the amount included in base rates. Effective July 1, 2016, with the implementation of the NMPRC Final Order, these costs are no longer recovered through base rates but are recovered through the FPPCAC.

(5)	Includes deregulated Palo Verde Unit 3 revenues for the New Mexico jurisdiction of $9.3 million and $8.8 million in 2017 and 2016, respectively.

(6)	Represents revenues with no related kWh sales.

(7)	Includes an Energy Efficiency Bonus of $0.8 million and $1.3 million in 2017 and 2016, respectively.

(8)	The number of retail customers presented is based on the number of service locations.

Energy expenses
Our sources of energy include electricity generated from our nuclear and natural gas generating plants and purchased power. After adding the new natural gas generating units MPS Units 1 and 2 in March 2015 and MPS Units 3 and 4 in May 2016 and September 2016, respectively, into the Company's system generation resources, Palo Verde represents approximately 30% of our net dependable generating capacity and approximately 70% and 59% of our Company-generated energy for the three and twelve months ended March 31, 2017, respectively. Fluctuations in the price of natural gas, which also is the primary factor influencing the price of purchased power, have had a significant impact on our cost of energy.
Energy expenses increased $6.3 million, or 14.4%, for the three months ended March 31, 2017, when compared to the three months ended March 31, 2016, primarily due to (i) increased natural gas costs of $5.0 million due to a 37.9% increase in the average price of natural gas and (ii) increased total purchased power costs of $4.0 million due to a 56.9% increase in the MWhs purchased. These increases in energy expenses were partially offset by decreased coal costs of $2.4 million as a result of the sale of our interest in Four Corners, a coal-fired generation station, on July 6, 2016.

	Three Months Ended March 31,
	2017				2016
Fuel Type	Cost		MWh	Cost per MWh	Cost		MWh	Cost per MWh
	(in thousands)				(in thousands)
Natural gas	$26,106		570,825	$45.73	$21,136		637,430	$33.16
Coal	208	(a)	—	—	2,635		81,006	32.53
Nuclear	10,292	(b)	1,363,527	8.70	10,548	(b)	1,380,497	8.94
Total	36,606		1,934,352	19.73	34,319		2,098,933	17.20
Purchased power:
Photovoltaic	5,298		64,735	81.84	5,508		67,764	81.28
Other	8,375		363,375	23.05	4,138		205,157	20.17
Total purchased power	13,673		428,110	31.94	9,646		272,921	35.34
Total energy	$50,279		2,362,462	21.95	$43,965		2,371,854	19.30
_______________
(a) The sale of our interest in Four Corners, a coal-fired generation station, closed on July 6, 2016. The cost reported in 2017 represents the amortization of deferred coal mine reclamation obligations.
(b) Cost includes a DOE refund related to spent fuel storage of $1.6 million and $1.8 million recorded in March 2017 and 2016, respectively. Cost per MWh excludes these refunds.
Energy expenses increased $2.8 million, or 1.2%, for the twelve months ended March 31, 2017, when compared to the twelve months ended March 31, 2016, primarily due to (i) increased total purchased power costs of $11.7 million due to a 25.3% increase in MWhs purchased and (ii) increased natural gas costs of $2.1 million due to a 9.6% increase in the average price of natural gas. These increases in energy expenses were partially offset by (i) decreased coal costs of $9.7 million as a result of the sale of our interest in Four Corners, a coal-fired generation station, on July 6, 2016 and (ii) decreased nuclear costs of $1.3 million due to a 1.5% decrease in MWhs generated.

	Twelve Months Ended March 31,
	2017				2016
Fuel Type	Cost		MWh	Cost per MWh	Cost		MWh	Cost per MWh
	(in thousands)				(in thousands)
Natural gas	$128,776		3,484,299	$36.96	$126,749		3,759,514	$33.71
Coal	3,727	(a)	94,252	39.54	13,432		601,532	22.33
Nuclear	43,522	(b)	5,076,874	8.88	44,809	(b)	5,154,989	9.04
Total	176,025		8,655,425	20.52	184,990		9,516,035	19.63
Purchased power:
Photovoltaic	23,203		286,771	80.91	23,200		285,946	81.13
Other	40,551		1,420,669	28.54	28,816		1,077,149	26.75
Total purchased power	63,754		1,707,440	37.34	52,016		1,363,095	38.16
Total energy	$239,779		10,362,865	23.29	$237,006		10,879,130	21.95
_____________
(a) The sale of our interest in Four Corners, coal-fired generation station, closed on July 6, 2016. The cost reported in 2017 represents the amortization of deferred coal mine reclamation obligations.
(b) Cost includes a DOE refund related to spent fuel storage of $1.6 million and $1.8 million recorded in March 2017 and 2016, respectively. Cost per MWh excludes these refunds.
Other operations expense
Other operations expense decreased $2.3 million, or 3.9%, for the three months ended March 31, 2017, compared to the three months ended March 31, 2016 primarily due to a $2.8 million decrease due to the sale of the Company's interest in Units 4 and 5 of Four Corners in July 2016.
Other operations expense decreased $6.0 million, or 2.4%, for the twelve months ended March 31, 2017, compared to the twelve months ended March 31, 2016 primarily due to (i) a $4.5 million decrease due to the sale of the Company's interest in Units 4 and 5 of Four Corners in July 2016, (ii) a $2.7 million decrease in pension and benefit costs due to an amendment to the other post-retirement benefit plan and changes in actuarial assumptions used to calculate expenses for the post-retirement benefits plans, partially offset by higher medical and other employee benefit costs, and (iii) a $1.7 million decrease in operating expenses at Palo Verde. These decreases were offset by (i) increased regulatory expense of $2.0 million primarily related to certain of the 2015 New Mexico and Texas rate case costs being expensed, and (ii) increased operating expenses of $0.8 million at MPS, Newman, and Rio Grande.
Maintenance expense
Maintenance expense increased $3.5 million, or 19.8%, for the three months ended March 31, 2017, compared to the three months ended March 31, 2016 primarily due to (i) increased maintenance expense of $5.5 million for outages at Newman Units 1, 3, & 4 and (ii) increased routine maintenance of $1.5 million at MPS and Rio Grande. These increases were partially offset by $3.4 million due to the sale of the Company's interest in Units 4 and 5 of Four Corners in July 2016 and by $1.0 million for a maintenance outage at Rio Grande Unit 7 in 2016 with no comparable activity in 2017.
Maintenance expense increased $3.0 million, or 4.5%, for the twelve months ended March 31, 2017 compared to the twelve months ended March 31, 2017 primarily due to (i) increased maintenance expense of $5.5 million for outages at Newman Units 1, 3, & 4, (ii) increased routine maintenance of $2.3 million at MPS and Rio Grande, and (iii) a $0.8 million increase in transmission and distribution contractor costs. These increases were partially offset by $4.6 million due to the sale of the Company's interest in Units 4 and 5 of Four Corners in July 2016.
Depreciation and amortization expense
Depreciation and amortization expense decreased $1.4 million and $8.6 million, or 5.8% and 9.4%, for the three and twelve months ended March 31, 2017, respectively, compared to the three and twelve months ended March 31, 2016, primarily due to reductions of approximately $2.9 million and $11.3 million, respectively, resulting from changes in depreciation rates approved in the PUCT Final Order and the NMPRC Final Order, and the sale of the Company's interest in Four Corners in July 2016. The decrease was partially offset by an increase in depreciation due to an increase in plant, including MPS Units 3 and 4 which were placed in service in May and September 2016, respectively.

Taxes other than income taxes
Taxes other than income taxes increased $0.9 million, or 6.2%, for the three months ended March 31, 2017 and $2.1 million, or 3.2%, for the twelve months ended March 31, 2017 compared to the same periods in the prior year primarily due to increased property tax rates and valuations in Texas as a result of MPS Units 3 and 4 being placed in service in 2016 and increased billed revenues in Texas.
Other income (deductions)
Other income (deductions) decreased $1.3 million, or 24.0%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily due to (i) decreased allowance for equity funds used during construction ("AEFUDC") resulting from lower average balances of CWIP and a reduction in the AEFUDC rate, (ii) gain on the sale of land in 2016 with no comparable activity in 2017, and (iii) increased miscellaneous deductions due to timing of charitable donations. These decreases were partially offset by increased investment and interest income due to higher realized gains in our decommissioning trust funds in 2017.
Other income (deductions) decreased $4.7 million, or 21.4%, for the twelve months ended March 31, 2017 compared to the twelve months ended March 31, 2016, primarily due to (i) decreased AEFUDC resulting from lower averages balances of CWIP and a reduction in the AEFUDC rate and (ii) decreased miscellaneous other income due to net gains recognized on sale of assets in 2016 with no comparable activity in 2017.
Interest charges (credits)
Interest charges (credits) increased by $2.4 million and $8.5 million, or 17.1% and 15.0% , for the three and twelve months ended March 31, 2017, respectively, compared to the three and twelve months ended March 31, 2016, primarily due to (i) increased interest expense on the $150 million of 5.00% Senior Notes due 2044 issued in March 2016 and (ii) decreased allowance for ABFUDC as a result of lower average balances of CWIP and a reduction in the ABFUDC accrual rate. These increases were partially offset by a decrease in interest on short-term borrowing for working capital purposes.
Income tax expense (benefit)
Income tax benefit decreased $0.9 million, or 27.6%, for the three months ended March 31, 2017 and income tax expense increased $24.0 million, or 78.2%, for the twelve months ended March 31, 2017 compared to the three and twelve months ended March 31, 2016, primarily due to increases in pre-tax income and increases in state income taxes due to normalization as discussed in Note F of the Notes to Financial Statements.
New Accounting Standards
See Notes to Financial Statements Note A for a discussion of new accounting standards.
Inflation
For the last several years, inflation has been relatively low and, therefore, has had minimal impact on our results of operations and financial condition.

Liquidity and Capital Resources
In March 2016, we issued $150.0 million aggregate principal amount of 5.00% Senior Notes due December 1, 2044 to repay outstanding short-term borrowings under our Revolving Credit Facility ("RCF") used for working capital and general corporate purposes, which may include funding capital expenditures. Despite such issuances of senior notes, we continue to maintain a strong balance of common stock equity in our capital structure which supports our bond ratings, allowing us to obtain financing from the capital markets at a reasonable cost. At March 31, 2017, our capital structure, including common stock, long-term debt, current maturities of long-term debt, and short-term borrowings under the RCF, consisted of 42.9% common stock equity and 57.1% debt. As of March 31, 2017, we had a balance of $5.2 million of cash and cash equivalents. Based on current projections, we believe that we will have adequate liquidity through our current cash balances, cash from operations, and available borrowings under our RCF to meet all of our anticipated cash requirements for the next twelve months including the upcoming maturities of long term debt.
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
Capital Requirements. During the three months ended March 31, 2017, our capital requirements primarily consisted of expenditures for the construction and purchase of electric utility plant, cash dividend payments, and purchases of nuclear fuel. Projected utility construction expenditures are to add new generation, expand and update our transmission and distribution systems, and make capital improvements and replacements at Palo Verde and other generating facilities. On May 3, 2016 and September 15, 2016, we placed into commercial operation MPS Units 3 and 4, respectively, and the related common facilities and transmission systems. Estimated cash construction expenditures for all capital projects for 2017 are expected to be approximately $215.0 million. See Part I, Item 1, "Business - Construction Program" in our 2016 Form 10-K. Cash capital expenditures for new electric plant were $53.9 million in the three months ended March 31, 2017 compared to $52.7 million in the three months ended March 31, 2016. Capital requirements for purchases of nuclear fuel were $10.9 million for the three months ended March 31, 2017 compared to $11.2 million for the three months ended March 31, 2016.
On March 31, 2017, we paid a quarterly cash dividend of $0.31 per share, or $12.6 million, to shareholders of record as of the close of business on March 17, 2017. We expect to continue paying quarterly cash dividends. We expect our board of directors to review the dividend policy in the second quarter of 2017. In addition, while we do not currently anticipate repurchasing shares of our common stock in 2017, we may repurchase shares of our common stock in the future. Under our repurchase program, purchases can be made at open market prices or in private transactions, and repurchased shares are available for issuance under employee benefit and stock incentive plans, or may be retired. No shares of common stock were repurchased during the three months ended March 31, 2017. As of March 31, 2017, a total of 393,816 shares remain eligible for repurchase under the repurchase program.
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
Our cash requirements for federal and state income taxes vary from year to year based on taxable income, which is influenced by the timing of revenues and expenses recognized for income tax purposes. Income tax payments are expected to be minimal in 2017 due to accelerated tax deductions, including bonus depreciation, available in 2017.
We continually evaluate our funding requirements related to our retirement plans, other post-retirement benefit plans, and decommissioning trust funds. During the three months ended March 31, 2017, we contributed $3.0 million and $0.1 million to our retirement plans and other post-retirement benefits plan, respectively, and $1.1 million to our decommissioning trust funds. We are in compliance with the funding requirements of the federal government for our benefit plans. In addition, with respect to our nuclear plant decommissioning trust, we are in compliance with the funding requirements of the federal law and the ANPP Participation Agreement. We will continue to review our funding for these plans in order to meet our future obligations.
In 2010, we and Rio Grande Resources Trust (“RGRT”), a Texas grantor trust through which we finance our portion of fuel for Palo Verde, entered into a note purchase agreement with various institutional purchasers. Under the terms of the agreement, RGRT sold to the purchasers $110.0 million aggregate principal amount of senior notes. In August 2015, $15.0 million of these senior notes matured and were paid with borrowings under the RCF. In August 2016, $50.0 million of these senior notes were reclassified to current maturities of long-term debt on our Balance Sheet, as they will mature in August 2017.

Capital Resources. Cash provided by operations, $26.1 million for the three months ended March 31, 2017 and $13.9 million for the three months ended March 31, 2016, is a significant source for funding capital requirements. The primary factors contributing to the increase in cash flows from operations were changes in accounts payable and net under/over-collection of fuel revenues. Cash from operations has been impacted by the timing of the recovery of fuel costs through fuel recovery mechanisms in Texas and New Mexico, and our sales for resale customer. We recover actual fuel costs from customers through fuel adjustment mechanisms in Texas and New Mexico, and from our sales for resale customer. We record deferred fuel revenues for the under-recovery or over-recovery of fuel costs until they can be recovered from or refunded to customers. In Texas, fuel costs are recovered through a fixed fuel factor. We can seek to revise our fixed fuel factor at least four months after our last revision except in the month of December based upon our approved formula which allows us to adjust fuel rates to reflect changes in costs of natural gas. We are required to request to refund fuel costs in any month when the over-recovery balance exceeds a threshold material amount and we expect fuel costs to continue to be materially over-recovered. We are permitted to seek to surcharge fuel under-recoveries in any month the balance exceeds a threshold material amount that we expect fuel cost recovery to continue to be materially under-recovered. Fuel over and under-recoveries are considered material when they exceed 4% of the previous twelve months' fuel costs. On November 30, 2016, we filed a request to increase our Texas fixed fuel factor by approximately 28.8% to reflect increasing natural gas costs. This increase was effective on an interim basis on January 1, 2017 and was approved by the PUCT on January 10, 2017. During the three months ended March 31, 2017, we had over-recoveries of fuel costs of $8.5 million compared to over-recoveries of fuel costs of $4.1 million during the three months ended March 31, 2016. At March 31, 2017, we had a net fuel under-recovery balance of $2.3 million, including an under-recovery of $2.5 million in the Texas jurisdiction, offset by an over-recovery of $0.2 million in the New Mexico jurisdiction.
We maintain the RCF for working capital and general corporate purposes and financing nuclear fuel through RGRT. RGRT, the trust through which we finance our portion of nuclear fuel for Palo Verde, is consolidated in our financial statements. On January 9, 2017, we exercised our option to extend the maturity of the RCF by one year to January 14, 2020 and to increase the size of the facility by $50.0 million to $350.0 million. We still have the option to extend the facility by one additional year to January 2021 and to increase the RCF by up to an additional $50.0 million (up to a total of $400.0 million) upon the satisfaction of certain conditions, more fully set forth in the agreement, including obtaining commitments from lenders or third party financial institutions. Additionally, we agreed to reduce the letters of credit commitment under the RCF to $50.0 million from a total commitment of $350.0 million. The total amount borrowed for nuclear fuel by RGRT, excluding debt issuance costs, was $135.2 million at March 31, 2017, of which $40.2 million had been borrowed under the RCF, and $95.0 million was borrowed through senior notes. At March 31, 2016, the total amounts borrowed for nuclear fuel by RGRT, excluding debt issuance costs, were $132.1 million of which $37.1 million had been borrowed under the RCF and $95.0 million was borrowed through senior notes. Interest costs on borrowings to finance nuclear fuel are accumulated by RGRT and charged to us as fuel is consumed and recovered from customers through fuel recovery charges. The outstanding balance for working capital and general corporate purposes was $94.0 million and $50.0 million at March 31, 2017 and 2016, respectively. Total aggregate borrowings under the RCF as of March 31, 2017 were $134.2 million, with available borrowing capacity of $215.3 million thereunder, after giving consideration to the $50.0 million increase on January 9, 2017.
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
We are exposed to market risk due to changes in interest rates, equity prices and commodity prices. See our 2016 Form 10-K, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," for a complete discussion of the market risks we face and our market risk sensitive assets and liabilities. As of March 31, 2017, there have been no material changes in the market risks we face or the fair values of assets and liabilities disclosed in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in our 2016 Form 10-K Annual Report.

Item 4.	Controls and Procedures
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation pursuant to Rule 13a-15(b) under the Exchange Act of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of March 31, 2017, our disclosure controls and procedures are effective.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15, that occurred during the quarter ended March 31, 2017, that materially affected, or that were reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We hereby incorporate by reference the information set forth in Part I of this report under Notes C and H of the Notes to Financial Statements.

Item 1A.	Risk Factors
Our 2016 Form 10-K includes a detailed discussion of our risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (Including Commissions)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2017	3,766	$45.25	—	393,816
February 1 to February 28, 2017	—	—	—	393,816
March 1 to March 31, 2017	—	—	—	393,816
_____________________
(a) Represents shares of common stock delivered to us as payment of withholding taxes due upon the vesting of restricted stock held by our employees, not considered part of the 2011 Plan.

Item 5.	Other Information
Investors should note that we announce material financial information in Securities and Exchange Commission ("SEC") filings, press releases and public conference calls. Based on new guidance from the SEC, we may also use the Investor Relations section of our website (www.epelectric.com) to communicate with investors about our company. It is possible that the financial and other information we post there could be deemed to be material information. The information on our website is not part of this document.

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
Nathan T. Hirschi
Senior Vice President - Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)
Dated: May 5, 2017

EL PASO ELECTRIC COMPANY
INDEX TO EXHIBITS

Exhibit Number	Exhibit

10.01	Form of Directors' Restricted Stock Award Agreement between the Company and certain directors of the Company

10.02	Form of Officers' Restricted Stock Award Agreement between the Company and certain officers of the Company

15	Letter re Unaudited Interim Financial Information

31.01	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

