Form 10-Q
period 2017-06-30
EL PASO ELECTRIC CO /TX/
filed 2017-08-04
CIK 31978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of July 31, 2017, there were 40,591,704 shares of the Company’s no par value common stock outstanding.

EL PASO ELECTRIC COMPANY

( i)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EL PASO ELECTRIC COMPANY
BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)

ASSETS (In thousands)
Utility plant:
Electric plant in service	$3,893,461	$3,791,566
Less accumulated depreciation and amortization	(1,282,795)	(1,244,332)
Net plant in service	2,610,666	2,547,234
Construction work in progress	146,615	154,738
Nuclear fuel; includes fuel in process of $59,954 and $57,315, respectively	196,054	194,842
Less accumulated amortization	(74,566)	(75,602)
Net nuclear fuel	121,488	119,240
Net utility plant	2,878,769	2,821,212
Current assets:
Cash and cash equivalents	11,275	8,420
Accounts receivable, principally trade, net of allowance for doubtful accounts of $1,682 and $2,156, respectively	124,616	88,452
Inventories, at cost	50,929	47,216
Under-collection of fuel revenues	8,515	11,123
Prepayments and other	13,727	8,988
Total current assets	209,062	164,199
Deferred charges and other assets:
Decommissioning trust funds	271,315	255,708
Regulatory assets	115,245	118,861
Other	17,002	16,298
Total deferred charges and other assets	403,562	390,867
Total assets	$3,491,393	$3,376,278

See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
BALANCE SHEETS (Continued)

	June 30, 2017	December 31, 2016
	(Unaudited)
CAPITALIZATION AND LIABILITIES (In thousands except for share data)
Capitalization:
Common stock, stated value $1 per share, 100,000,000 shares authorized, 65,659,869 and 65,685,615 shares issued, and 169,565 and 137,017 restricted shares, respectively	$65,829	$65,823
Capital in excess of stated value	323,779	322,643
Retained earnings	1,120,664	1,114,561
Accumulated other comprehensive loss, net of tax	(4,133)	(7,116)
	1,506,139	1,495,911
Treasury stock, 25,232,769 and 25,304,914 shares, respectively, at cost	(420,313)	(421,515)
Common stock equity	1,085,826	1,074,396
Long-term debt, net of current portion	1,195,748	1,195,513
Total capitalization	2,281,574	2,269,909
Current liabilities:
Current maturities of long-term debt	83,268	83,143
Short-term borrowings under the revolving credit facility	178,884	81,574
Accounts payable, principally trade	52,586	62,953
Taxes accrued	27,772	32,488
Interest accrued	13,373	13,287
Over-collection of fuel revenues	314	255
Other	33,239	29,709
Total current liabilities	389,436	303,409
Deferred credits and other liabilities:
Accumulated deferred income taxes	564,377	555,066
Accrued pension liability	87,460	92,768
Accrued post-retirement benefit liability	35,703	34,400
Asset retirement obligation	89,199	81,800
Regulatory liabilities	22,253	18,435
Other	21,391	20,491
Total deferred credits and other liabilities	820,383	802,960
Commitments and contingencies
Total capitalization and liabilities	$3,491,393	$3,376,278
See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except for share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Operating revenues	$251,843	$217,865	$423,178	$375,674
Energy expenses:
Fuel	49,173	43,143	85,779	77,462
Purchased and interchanged power	16,721	13,610	30,394	23,256
	65,894	56,753	116,173	100,718
Operating revenues net of energy expenses	185,949	161,112	307,005	274,956
Other operating expenses:
Other operations	59,835	56,817	115,958	115,204
Maintenance	20,415	20,426	41,405	37,941
Depreciation and amortization	22,495	23,852	44,429	47,145
Taxes other than income taxes	17,265	15,320	32,995	30,132
	120,010	116,415	234,787	230,422
Operating income	65,939	44,697	72,218	44,534
Other income (deductions):
Allowance for equity funds used during construction	726	2,133	1,541	4,469
Investment and interest income, net	6,786	3,591	10,772	6,520
Miscellaneous non-operating income	39	145	124	801
Miscellaneous non-operating deductions	(530)	(890)	(1,270)	(1,356)
	7,021	4,979	11,167	10,434
Interest charges (credits):
Interest on long-term debt and revolving credit facility	18,407	18,298	36,774	34,897
Other interest	762	272	1,182	834
Capitalized interest	(1,344)	(1,253)	(2,638)	(2,495)
Allowance for borrowed funds used during construction	(711)	(1,375)	(1,502)	(3,033)
	17,114	15,942	33,816	30,203
Income before income taxes	55,846	33,734	49,569	24,765
Income tax expense	19,780	11,450	17,492	8,289
Net income	$36,066	$22,284	$32,077	$16,476

Basic earnings per share	$0.89	$0.55	$0.79	$0.41

Diluted earnings per share	$0.89	$0.55	$0.79	$0.41

Dividends declared per share of common stock	$0.335	$0.310	$0.645	$0.605
Weighted average number of shares outstanding	40,409,030	40,345,150	40,398,192	40,335,236
Weighted average number of shares and dilutive potential shares outstanding	40,525,585	40,399,491	40,499,344	40,380,640

 See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except for share data)

	Twelve Months Ended
	June 30,
	2017	2016
Operating revenues	$934,440	$842,289
Energy expenses:
Fuel	182,055	178,320
Purchased and interchanged power	66,865	53,884
	248,920	232,204
Operating revenues net of energy expenses	685,520	610,085
Other operating expenses:
Other operations	242,768	244,899
Maintenance	70,210	67,747
Depreciation and amortization	81,601	92,269
Taxes other than income taxes	68,396	64,277
	462,975	469,192
Operating income	222,545	140,893
Other income (deductions):
Allowance for equity funds used during construction	4,095	8,565
Investment and interest income, net	18,335	17,376
Miscellaneous non-operating income	615	2,176
Miscellaneous non-operating deductions	(3,613)	(3,922)
	19,432	24,195
Interest charges (credits):
Interest on long-term debt and revolving credit facility	73,421	67,770
Other interest	1,651	1,630
Capitalized interest	(5,133)	(4,913)
Allowance for borrowed funds used during construction	(3,452)	(5,958)
	66,487	58,529
Income before income taxes	175,490	106,559
Income tax expense	63,121	32,695
Net income	$112,369	$73,864

Basic earnings per share	$2.77	$1.83

Diluted earnings per share	$2.77	$1.83

Dividends declared per share of common stock	$1.265	$1.195
Weighted average number of shares outstanding	40,381,776	40,314,032
Weighted average number of shares and dilutive potential shares outstanding	40,466,995	40,356,239

See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF COMPREHENSIVE OPERATIONS
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,
	2017	2016	2017	2016	2017	2016
Net income	$36,066	$22,284	$32,077	$16,476	$112,369	$73,864
Other comprehensive income (loss):
Unrecognized pension and post-retirement benefit costs:
Net (loss) gain arising during period	—	—	—	—	(20,053)	5,429
Prior service benefit	—	—	—	—	32,697	824
Reclassification adjustments included in net income for amortization of:
Prior service benefit	(2,413)	(1,664)	(4,829)	(3,330)	(8,906)	(6,579)
Net loss	1,694	1,222	3,388	2,445	5,908	6,567
Net unrealized gains on marketable securities:
Net holding gains arising during period	4,458	2,790	12,179	4,980	15,643	2,623
Reclassification adjustments for net gains included in net income	(5,166)	(2,110)	(7,357)	(3,498)	(11,499)	(11,049)
Net losses on cash flow hedges:
Reclassification adjustment for interest expense included in net income	132	123	262	245	515	482
Total other comprehensive (loss) income before income taxes	(1,295)	361	3,643	842	14,305	(1,703)
Income tax benefit (expense) related to items of other comprehensive (loss) income:
Unrecognized pension and post-retirement benefit costs	261	166	454	222	(4,029)	(2,442)
Net unrealized losses (gains) on marketable securities	132	(149)	(989)	(322)	(773)	1,625
Losses on cash flow hedges	(47)	(46)	(125)	(128)	(336)	(216)
Total income tax benefit (expense)	346	(29)	(660)	(228)	(5,138)	(1,033)
Other comprehensive (loss) income, net of tax	(949)	332	2,983	614	9,167	(2,736)
Comprehensive income	$35,117	$22,616	$35,060	$17,090	$121,536	$71,128
See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net income	$32,077	$16,476
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of electric plant in service	44,429	47,145
Amortization of nuclear fuel	21,100	21,957
Deferred income taxes, net	15,339	6,695
Allowance for equity funds used during construction	(1,541)	(4,469)
Other amortization and accretion	9,991	8,715
Gain on sale of property, plant and equipment	—	(545)
Net gains on sale of decommissioning trust funds	(7,357)	(3,498)
Other operating activities	(641)	721
Change in:
Accounts receivable	(32,684)	(39,117)
Inventories	(2,791)	1,315
Net under/over-collection of fuel revenues	2,667	(1,990)
Prepayments and other	(6,294)	(6,273)
Accounts payable	(1,262)	(9,345)
Taxes accrued	(4,014)	(5,437)
Interest accrued	86	618
Other current liabilities	3,530	13,625
Deferred charges and credits	(4,644)	(5,900)
Net cash provided by operating activities	67,991	40,693
Cash flows from investing activities:
Cash additions to utility property, plant and equipment	(108,113)	(102,785)
Cash additions to nuclear fuel	(20,647)	(20,478)
Capitalized interest and AFUDC:
Utility property, plant and equipment	(3,043)	(7,502)
Nuclear fuel and other	(2,638)	(2,495)
Allowance for equity funds used during construction	1,541	4,469
Decommissioning trust funds:
Purchases, including funding of $2.3 million and $2.2 million, respectively	(65,960)	(44,937)
Sales and maturities	62,531	40,712
Proceeds from sale of property, plant and equipment	—	596
Other investing activities	797	2,771
Net cash used for investing activities	(135,532)	(129,649)
Cash flows from financing activities:
Dividends paid	(26,157)	(24,474)
Borrowings under the revolving credit facility:
Proceeds	292,404	172,125
Payments	(195,094)	(212,249)
Proceeds from issuance of senior notes	—	157,052
Other financing activities	(757)	(2,040)
Net cash provided by financing activities	70,396	90,414
Net increase in cash and cash equivalents	2,855	1,458
Cash and cash equivalents at beginning of period	8,420	8,149
Cash and cash equivalents at end of period	$11,275	$9,607

See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

A. Principles of Preparation
These condensed financial statements should be read in conjunction with the financial statements and notes thereto in the Annual Report of El Paso Electric Company on Form 10-K for the fiscal year ended December 31, 2016 ("2016 Form 10-K"). Capitalized terms used in this report and not defined herein have the meaning ascribed to such terms in the 2016 Form 10-K. In the opinion of the Company’s management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company at June 30, 2017 and December 31, 2016; the results of its operations and comprehensive operations for the three, six and twelve months ended June 30, 2017 and 2016; and its cash flows for the six months ended June 30, 2017 and 2016. The results of operations and comprehensive operations for the three and six months ended June 30, 2017 and 2016, and the cash flows for the six months ended June 30, 2017 and 2016, are not necessarily indicative of the results to be expected for the full calendar year.
Pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles ("GAAP").
Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates its estimates on an on-going basis, including those related to depreciation, unbilled revenue, income taxes, fuel costs, pension and other post-retirement obligations and asset retirement obligations ("ARO"). Actual results could differ from those estimates.
Revenues. Revenues related to the sale of electricity are generally recorded when service is provided or electricity is delivered to customers. The billing of electricity sales to retail customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. Unbilled revenues are recorded for estimated amounts of energy delivered in the period following the customer's billing cycle to the end of the month. Unbilled revenues are estimated based on monthly generation volumes and by applying an average revenue/kWh to the number of estimated kWhs delivered but not billed. Accounts receivable included accrued unbilled revenues of $36.1 million at June 30, 2017 and $21.0 million at December 31, 2016. The Company presents revenues net of sales taxes in its statements of operations.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) to provide a framework that replaces the existing revenue recognition guidance, and has since modified the standard with several ASUs. The standard provides that an entity should recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. More specifically, the standard requires entities to recognize revenue through the application of a five-step model, which includes the: (i) identification of the contract; (ii) identification of the performance obligations; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations; and (v) the recognition of revenue

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

as the entity satisfies the performance obligations. The Company plans to adopt the new standard for reporting periods beginning after December 15, 2017. The Company currently anticipates using the modified retrospective approach.
The Company is currently in the process of evaluating the impact of the new standard on its various revenue and cash flow streams, including the evaluation of the impact, if any, on changes to business processes, systems and controls to support recognition and disclosure under the new guidance. Tariff sales to customers are determined to be in the scope of the new standard and represent a significant portion of the Company’s total operating revenues. The Company currently expects that the timing or pattern of revenue recognition from tariff sales will not significantly change. The Company's evaluation of other revenue streams is ongoing. The Company's initial assessments may change as it executes its implementation plan and new guidance is provided by the American Institute of Certified Public Accountants Power and Utilities Industry Task Force. The completion of these assessments could impact current accounting policies, revenue recognition and disclosures in the notes to the financial statements.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requiring qualitative and quantitative disclosures on leasing agreements. ASU 2016-02 maintains a distinction between finance leases and operating leases similar to the distinction under previous leases guidance for capital leases and operating leases. The impact of leases reported in the Company's operating results and statement of cash flows are expected to be similar to previous GAAP. ASU 2016-02 requires the recognition in the statement of financial position, by the lessee, of a liability to make lease payments (lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. How leases are recorded in regard to financial position represents a significant change from previous GAAP guidance. The lessee is permitted to make an accounting policy election to not recognize lease assets and lease liabilities for short-term leases. Implementation of the standard will be required for reporting periods beginning after December 15, 2018. Adoption of the new lease accounting standard will require the Company to apply the new standard to the earliest period using a modified retrospective approach. The Company is currently in the process of evaluating the impact of the new standard, including the evaluation of the impact, if any, on changes to business processes, systems and controls to support recognition and disclosure under the new guidance, however, at this time is unable to determine the impact this standard will have on the financial statements and related disclosures.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). ASU 2016-13 changes how companies measure and recognize credit impairment for many financial assets. The new current expected credit loss model will require companies to immediately recognize an estimate of credit losses expected to occur over the remaining life of the financial assets that are in the scope of the standard. The ASU also makes targeted amendments to the current impairment model for available-for-sale debt securities. The provisions in ASU 2016-13 will be required for reporting periods beginning after December 15, 2019. ASU 2016-13 will be applied in a modified-retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is implemented. The Company is currently assessing the future impact of ASU 2016-13.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments to reduce diversity in practice in how certain cash receipts and cash payments are classified in the statement of cash flows. The provisions in ASU 2016-15 will be required for reporting periods beginning after December 15, 2017. ASU 2016-15 will be applied using a retrospective transition method to each period presented. If it is impracticable to apply ASU 2016-15 retrospectively for some of the issues, the amendments for those issues may be applied prospectively as of the earliest date practicable. The Company is currently assessing the future impact of this ASU.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 amends Accounting Standards Codification 715, Compensation - Retirement Benefits, to require companies to present the service cost component of net benefit cost in the income statement line items where compensation cost is reported. Companies will present all other components of net benefit cost separately from the line item(s) that includes the service cost and outside of any subtotal of operating income. In addition, only the service cost component will be eligible for capitalization in assets. The amendments in ASU 2017-07 will be required for reporting periods beginning after December 15, 2017. The amendments in ASU 2017-07 should be applied retrospectively for the income statement presentation of the service cost component and the other components of net benefit costs and prospectively, on and after the effective date, for the capitalization of the service cost component. The Company is currently assessing the future impact of this ASU.
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting, to provide guidance about when to account for a change to the terms or conditions of a share-based payment award as a modification. Under ASU 2017-09, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The amendments of ASU 2017-09 will be required for reporting periods beginning after December 15, 2017. ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. The Company is assessing the future impact of ASU 2017-09; however, it currently does not expect the impact of this ASU to be significant.

Supplemental Cash Flow Disclosures (in thousands)
	Six Months Ended
	June 30,
	2017	2016
Cash paid (received) for:
Interest on long-term debt and borrowings under the revolving credit facility	$35,304	$35,252
Income tax paid, net	2,251	2,703
Non-cash investing and financing activities:
Changes in accrued plant additions	(9,105)	(6,966)
Plant additions to be reimbursed by insurance	3,525	—
Grants of restricted shares of common stock	1,171	1,236
Issuance of performance shares	932	—

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

B. Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated Other Comprehensive Income (Loss) (net of tax) by component are presented below (in thousands):
	Three Months Ended June 30, 2017				Three Months Ended June 30, 2016
	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Marketable Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Marketable Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)

Balance at beginning of period	$(24,457)	$32,872	$(11,599)	$(3,184)	$(30,256)	$28,394	$(11,770)	$(13,632)
Other comprehensive income before reclassifications	—	3,558	—	3,558	—	2,224	—	2,224
Amounts reclassified from accumulated other comprehensive income (loss)	(458)	(4,134)	85	(4,507)	(276)	(1,693)	77	(1,892)
Balance at end of period	$(24,915)	$32,296	$(11,514)	$(4,133)	$(30,532)	$28,925	$(11,693)	$(13,300)

	Six Months Ended June 30, 2017				Six Months Ended June 30, 2016
	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Marketable Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Marketable Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)

Balance at beginning of period	$(23,928)	$28,463	$(11,651)	$(7,116)	$(29,869)	$27,765	$(11,810)	$(13,914)
Other comprehensive income before reclassifications	—	9,723	—	9,723	—	3,966	—	3,966
Amounts reclassified from accumulated other comprehensive income (loss)	(987)	(5,890)	137	(6,740)	(663)	(2,806)	117	(3,352)
Balance at end of period	$(24,915)	$32,296	$(11,514)	$(4,133)	$(30,532)	$28,925	$(11,693)	$(13,300)

	Twelve Months Ended June 30, 2017				Twelve Months Ended June 30, 2016
	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Marketable Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Marketable Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)

Balance at beginning of period	$(30,532)	$28,925	$(11,693)	$(13,300)	$(34,331)	$35,726	$(11,959)	$(10,564)
Other comprehensive income before reclassifications	7,363	12,661	—	20,024	3,777	2,080	—	5,857
Amounts reclassified from accumulated other comprehensive income (loss)	(1,746)	(9,290)	179	(10,857)	22	(8,881)	266	(8,593)
Balance at end of period	$(24,915)	$32,296	$(11,514)	$(4,133)	$(30,532)	$28,925	$(11,693)	$(13,300)

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Amounts reclassified from Accumulated Other Comprehensive Income (Loss) for the three, six and twelve months ended June 30, 2017 and 2016 are as follows (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,		Affected Line Item in the Statement of Operations
	2017	2016	2017	2016	2017	2016

Amortization of pension and post-retirement benefit costs:
Prior service benefit	$2,413	$1,664	$4,829	$3,330	$8,906	$6,579	(a)
Net loss	(1,694)	(1,222)	(3,388)	(2,445)	(5,908)	(6,567)	(a)
	719	442	1,441	885	2,998	12	(a)
Income tax effect	(261)	(166)	(454)	(222)	(1,252)	(34)	Income tax benefit
	458	276	987	663	1,746	(22)	Net income (loss)

Marketable securities:
Net realized gain on sale of securities	5,166	2,110	7,357	3,498	11,499	11,049	Investment and interest income, net
	5,166	2,110	7,357	3,498	11,499	11,049	Income before income taxes
Income tax effect	(1,032)	(417)	(1,467)	(692)	(2,209)	(2,168)	Income tax benefit
	4,134	1,693	5,890	2,806	9,290	8,881	Net income

Loss on cash flow hedge:
Amortization of loss	(132)	(123)	(262)	(245)	(515)	(482)	Interest on long-term debt and revolving credit facility
	(132)	(123)	(262)	(245)	(515)	(482)	Loss before income taxes
Income tax effect	47	46	125	128	336	216	Income tax expense
	(85)	(77)	(137)	(117)	(179)	(266)	Net loss

Total reclassifications	$4,507	$1,892	$6,740	$3,352	$10,857	$8,593

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
Texas Regulatory Matters
2015 Texas Retail Rate Case Filing. On August 10, 2015, the Company filed with the City of El Paso, other municipalities incorporated in its Texas service territory, and the PUCT in Docket No. 44941, a request for an annual increase in non-fuel base revenues ("2015 Texas Retail Rate Case").
On July 21, 2016, the parties to PUCT Docket No. 44941 filed the Joint Motion to Implement Uncontested Amended and Restated Stipulation and Agreement which was unopposed by the parties ("Unopposed Settlement"). On August 25, 2016, the PUCT approved the Unopposed Settlement and issued its final order in Docket No. 44941 ("PUCT Final Order"), as proposed. The PUCT Final Order provided for: (i) an annual non-fuel base rate increase, lower annual depreciation expense, a revised return on equity for allowance for funds used during construction ("AFUDC") purposes, and the inclusion of substantially all new plant in service in rate base; (ii) an additional annual non-fuel base rate increase of $3.7 million related to Four Corners Generating Station ("Four Corners") costs, which will be collected through a surcharge terminating on July 11, 2017; (iii) removing the separate rate treatment for residential customers with solar systems that the Company had proposed in its August 10, 2015 filing; (iv) allowing the Company to recover $3.1 million in rate case expenses through a separate surcharge and (v) allowing the Company to recover revenues associated with the relate back of rates to consumption on and after January 12, 2016 through March 31, 2016 through a separate surcharge.
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
2017 Texas Retail Rate Case Filing. On February 13, 2017, the Company filed with the City of El Paso, other municipalities incorporated in the Company's Texas service territory and the PUCT in Docket No. 46831, a request for an increase in non-fuel base revenues of approximately $42.5 million. On May 16, 2017, the Company filed a motion to sever rate case expense issues from the main rate case. The request was approved by the Administrative Law Judges, initiating Docket No. 47228, on June 5, 2017.
On July 21, 2017, the Company filed its rebuttal testimony modifying the requested increase to $39.2 million. The decrease from the original request related primarily to the transfer of the recovery of $3.0 million of the rate case expenses to a separate proceeding as noted above. Hearings on the merits of the rate case are scheduled to begin on August 21, 2017. The Company requested, pursuant to its statutory right, to have its new rates relate back for consumption on and after July 18, 2017, which is the 155th day after the filing of the rate case. The difference in rates that would have been billed will be surcharged or refunded to customers after the PUCT's final order in Docket No. 46831. The PUCT has the authority to require the Company to surcharge or refund such difference over a period not to exceed 18 months. The Company cannot predict the outcome or the timing of this rate case at this time.
Energy Efficiency Cost Recovery Factor. On May 1, 2017, the Company filed its annual application, which was assigned PUCT Docket No. 47125, to establish its energy efficiency cost recovery factor for 2018. In addition to projected energy efficiency costs for 2018 and a true-up to prior year actual costs, the Company requested approval of a $1.0 million bonus for the 2016 energy efficiency program results in accordance with PUCT rules. A hearing on the merits of this case is scheduled to begin on August 15, 2017. The Company cannot predict the outcome of this matter at this time.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Fuel and Purchased Power Costs. On November 30, 2016, the Company filed a request, which was assigned PUCT Docket No. 46610, to increase its fixed fuel factor by approximately 28.8% to reflect increased fuel expenses primarily related to an increase in the price of natural gas used to generate power. The increase in the fixed fuel factor was effective on an interim basis January 1, 2017 and approved by the PUCT on January 10, 2017. As of June 30, 2017, the Company had under-recovered fuel costs in the amount of $8.5 million for the Texas jurisdiction.
Fuel Reconciliation Proceeding. On September 27, 2016, the Company filed an application with the PUCT, designated as PUCT Docket No. 46308, to reconcile $436.6 million of Texas fuel and purchased power expenses incurred during the period of April 1, 2013 through March 31, 2016. On June 29, 2017, the PUCT approved a settlement in this proceeding. The settlement provides for the reconciliation of fuel and purchased power costs incurred from April 1, 2013 through March 31, 2016. Additionally, the settlement modifies and tightens the Palo Verde performance rewards measurement bands beginning with the 2018 performance period. The financial results for the three months ended June 30, 2017 include a $5.0 million, pre-tax increase to income reflecting the settlement of the Texas fuel reconciliation proceeding. This amount includes Palo Verde performance rewards associated with the 2013 to 2015 performance periods net of disallowed fuel and purchased power costs as approved in the settlement. As of June 30, 2017, Texas jurisdictional fuel and purchased power costs subject to a future Texas fuel reconciliation are approximately $181.4 million.
Community Solar. On June 8, 2015, the Company filed a petition with the PUCT to initiate a community solar program that includes the construction and ownership of a 3 MW solar photovoltaic system located at Montana Power Station. Participation will be on a voluntary basis, and customers will contract for a set capacity (kW) amount and receive all energy produced. This case was assigned PUCT Docket No. 44800. The Company filed a settlement agreement among all parties on July 1, 2016 approving the program, and the PUCT approved the settlement agreement and program on September 1, 2016. On April 19, 2017, the Company announced that the entire 3 MW program was fully subscribed by approximately 1,500 Texas customers. The Community Solar facility began commercial operation on May 31, 2017.
Four Corners Generating Station. On February 17, 2015, the Company and Arizona Public Service Company ("APS") entered into an asset purchase agreement ("Purchase and Sale Agreement") providing for the sale of the Company's interest in Four Corners to APS. The sale of the Company's interest in Four Corners closed on July 6, 2016.
On June 10, 2015, the Company filed an application in Texas requesting reasonableness and public interest findings and certain rate and accounting findings related to the Purchase and Sale Agreement. This case was assigned PUCT Docket No. 44805. Subsequent to the filing of the application, the case has been subject to numerous procedural matters, including a March 23, 2016 order in which the PUCT determined not to dismiss the reasonableness and public interest issues in this docket but to consider the requested rate and accounting findings, including coal mine reclamation costs, in a rate case proceeding. On September 1, 2016, a motion by parties in the proceeding to suspend the procedural schedule in order to pursue settlement was approved. On March 3, 2017, the Company filed a Joint Motion to Implement Stipulation and Agreement ("Stipulation and Agreement"), and PUCT Staff filed its recommendation that the Company’s disposition of its interest in Four Corners was reasonable and consistent with the public interest. Additionally, the signatories of the Stipulation and Agreement agreed to support the recovery of the Company's Four Corners decommissioning costs in the ongoing Texas rate case. A final order approving the Stipulation and Agreement was adopted by the PUCT on March 30, 2017.
Other Required Approvals. The Company has obtained other required approvals for tariffs and approvals required by the Public Utility Regulatory Act ("PURA") and the PUCT.
New Mexico Regulatory Matters
2015 New Mexico Rate Case Filing. On May 11, 2015, the Company filed a request with the NMPRC, in Case No. 15-00127-UT, for an annual increase in non-fuel base rates. On June 8, 2016, the NMPRC issued its final order in Case No. 15-00127-UT ("NMPRC Final Order"), which approved an annual increase in non-fuel base rates of approximately $0.6 million, an increase of approximately $0.5 million in other service fees and a decrease in the Company's allowed return on equity to 9.48%. The NMPRC Final Order concluded that all of the Company's new plant in service was reasonable and necessary and therefore would be recoverable in rates. The Company's rates were approved by the NMPRC effective July 1, 2016 and implemented at such time.
Future New Mexico Rate Case Filing. NMPRC Case No. 15-00109-UT required the Company to make a rate filing in New Mexico in the second quarter of 2017 using a historical test year ended December 31, 2016. On March 24, 2017, the Company, NMPRC Utility Division Staff and the New Mexico Attorney General filed a Joint Motion to Modify Filing Date Stated in Final

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Order requesting that the rate filing date be changed to no later than July 31, 2019, using the appropriate historical test year period. The joint request was approved by the NMPRC on April 12, 2017.
Fuel and Purchased Power Costs. Historically, fuel and purchased power costs were recovered through base rates and a Fuel and Purchased Power Cost Adjustment Clause ("FPPCAC") that accounts for changes in the costs of fuel relative to the amount included in base rates. Effective July 1, 2016, with the implementation of the final order in Case No. 15-00127-UT, fuel and purchased power costs are no longer recovered through base rates but are recovered through the FPPCAC. The Company's request to reconcile its fuel and purchased power costs for the period January 1, 2013 through December 31, 2014 was approved in Case No. 15-00127-UT. New Mexico jurisdictional costs subject to prudence review are costs from January 1, 2015 through June 30, 2017 that total approximately $144.1 million. At June 30, 2017, the Company had a net fuel over-recovery balance of approximately $0.3 million in New Mexico.
5 MW Holloman Air Force Base ("HAFB") Facility Certificate of Convenience and Necessity ("CCN"). On October 7, 2015, in NMPRC Case No. 15-00185-UT, the NMPRC issued a final order approving a CCN for a 5 MW solar power generation facility located on HAFB in the Company's service territory in New Mexico. The Company and HAFB negotiated a retail contract, which includes power sales agreement for the facility, to replace the existing load retention agreement which was approved by final order issued October 5, 2016 in NMPRC Case No. 16-00224-UT. Construction of the solar generation facility is expected to be completed in the first half of 2018.
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
On July 1, 2016, the Company filed its 2015 Annual Report for Energy Efficiency Programs, which included an incentive for verified 2015 program performance of $0.3 million, which was approved in Case No. 13-00176-UT. The Company recorded the $0.3 million approved incentive in operating revenues in the first quarter of 2017. In addition, on June 30, 2017, the Company filed its 2016 Annual Report for Energy Efficiency Programs, which included an incentive for verified 2016 program performance of $0.4 million which was approved in Case No. 13-00176-UT.
Other Required Approvals. The Company has obtained other required approvals for other tariffs, securities transactions, recovery of energy efficiency costs through a base rate rider and other approvals as required by the NMPRC.
Federal Regulatory Matters
The Company has obtained required approvals for rates and tariffs, securities transactions and other approvals as required by the FERC.
D. Palo Verde
Decommissioning. Pursuant to the Arizona Nuclear Power Project ("ANPP") Participation Agreement and federal law, the Company funds its share of the estimated costs to decommission Palo Verde Nuclear Generating Station ("Palo Verde") Units 1, 2 and 3, including the Common Facilities, through the term of their respective operating licenses and is required to maintain a minimum accumulation and funding level in its decommissioning account at the end of each annual reporting period during the life of the plant. The Company has established external trusts with an independent trustee, which enables the Company to record a current deduction for federal income tax purposes for most of the amounts funded. At June 30, 2017, the Company’s decommissioning trust fund had a balance of $271.3 million, which is above its minimum funding level. The Company monitors the status of its decommissioning funds and adjusts its deposits, if necessary.
Decommissioning costs are estimated every three years based upon engineering cost studies performed by outside engineers retained by APS. In April 2017, the Palo Verde Participants approved the 2016 Palo Verde decommissioning study (“2016 Study”). The 2016 Study estimated that the Company must fund approximately $432.8 million (stated in 2016 dollars) to cover its share of decommissioning costs which was an increase in decommissioning costs of $52.1 million (stated in 2016 dollars) from the 2013 Palo Verde decommissioning study. The effect of this change increased the ARO by $3.5 million, which was recorded during the

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

six months ended June 30, 2017, and will increase annual expenses starting in April 2017. Although the 2016 Study was based on the latest available information, there can be no assurance that decommissioning cost estimates will not increase in the future or that regulatory requirements will not change. In addition, until a new low-level radioactive waste repository opens and operates for a number of years, estimates of the cost to dispose of low-level radioactive waste are subject to uncertainty. As provided in the ANPP Participation Agreement, the participants are required to conduct a new decommissioning study every three years. While the Company attempts to seek amounts in rates to meet its decommissioning obligations, it is not able to conclude given the evidence available to it now that it is probable these costs will continue to be collected over the period until decommissioning begins in 2044. The Company is ultimately responsible for these costs and its future actions combined with future decisions from regulators will determine how successful the Company is in this effort.
Spent Nuclear Fuel and Waste Disposal. Pursuant to the Nuclear Waste Policy Act of 1982, as amended in 1987 ("NWPA"), the U.S. Department of Energy ("DOE") is legally obligated to accept and dispose of all spent nuclear fuel and other high-level radioactive waste generated by all domestic power reactors by 1998. The DOE's obligations are reflected in a contract for Disposal of Spent Nuclear Fuel and/or High-Level Radioactive Waste ("Standard Contract") with each nuclear power plant. The DOE failed to begin accepting spent nuclear fuel by 1998.
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
Palo Verde Operations and Maintenance Expense. Included in other operations and maintenance expenses are expenses associated with Palo Verde as follows (in thousands):

	2017	2016
Three months ended June 30,	$25,931	$24,048
Six months ended June 30,	47,539	46,391
Twelve months ended June 30,	98,062	98,343

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

E. Common Stock
Dividends. The Company paid $13.6 million and $12.5 million in quarterly cash dividends during the three months ended June 30, 2017 and 2016, respectively. The Company paid a total of $26.2 million and $51.3 million in quarterly cash dividends during the six and twelve months ended June 30, 2017, respectively. The Company paid a total of $24.5 million and $48.4 million in quarterly cash dividends during the six and twelve months ended June 30, 2016, respectively. On July 27, 2017, the Board of Directors declared a quarterly cash dividend of $0.335 per share payable on September 29, 2017 to shareholders of record as of the close of business on September 15, 2017.

Basic and Diluted Earnings Per Share. The basic and diluted earnings per share are presented below (in thousands except for share data):
	Three Months Ended June 30,
	2017	2016
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	40,409,030	40,345,150
Dilutive effect of unvested performance awards	116,555	54,341
Diluted number of common shares outstanding	40,525,585	40,399,491
Basic net income per common share:
Net income	$36,066	$22,284
Income allocated to participating restricted stock	(142)	(65)
Net income available to common shareholders	$35,924	$22,219
Diluted net income per common share:
Net income	$36,066	$22,284
Income reallocated to participating restricted stock	(142)	(65)
Net income available to common shareholders	$35,924	$22,219
Basic net income per common share:
Distributed earnings	$0.335	$0.31
Undistributed earnings	0.555	0.24
Basic net income per common share	$0.890	$0.55
Diluted net income per common share:
Distributed earnings	$0.335	$0.31
Undistributed earnings	0.555	0.24
Diluted net income per common share	$0.890	$0.55

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	40,398,192	40,335,236
Dilutive effect of unvested performance awards	101,152	45,404
Diluted number of common shares outstanding	40,499,344	40,380,640
Basic net income per common share:
Net income	$32,077	$16,476
Income allocated to participating restricted stock	(119)	(66)
Net income available to common shareholders	$31,958	$16,410
Diluted net income per common share:
Net income	$32,077	$16,476
Income reallocated to participating restricted stock	(119)	(66)
Net income available to common shareholders	$31,958	$16,410
Basic net income per common share:
Distributed earnings	$0.645	$0.605
Undistributed earnings	0.145	(0.195)
Basic net income per common share	$0.790	$0.410
Diluted net income per common share:
Distributed earnings	$0.645	$0.605
Undistributed earnings	0.145	(0.195)
Diluted net income per common share	$0.790	$0.410

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

	Twelve Months Ended June 30,
	2017	2016
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	40,381,776	40,314,032
Dilutive effect of unvested performance awards	85,219	42,207
Diluted number of common shares outstanding	40,466,995	40,356,239
Basic net income per common share:
Net income	$112,369	$73,864
Income allocated to participating restricted stock	(423)	(210)
Net income available to common shareholders	$111,946	$73,654
Diluted net income per common share:
Net income	$112,369	$73,864
Income reallocated to participating restricted stock	(423)	(210)
Net income available to common shareholders	$111,946	$73,654
Basic net income per common share:
Distributed earnings	$1.265	$1.195
Undistributed earnings	1.505	0.635
Basic net income per common share	$2.770	$1.830
Diluted net income per common share:
Distributed earnings	$1.265	$1.195
Undistributed earnings	1.505	0.635
Diluted net income per common share	$2.770	$1.830

The number of restricted stock awards and performance shares at 100% performance level excluded from the calculation of the diluted number of common shares outstanding because their effect was antidilutive is presented below:

	Three Months Ended		Six months ended		Twelve Months Ended
	June 30,		June 30,		June 30,
	2017	2016	2017	2016	2017	2016
Restricted stock awards	58,792	42,759	68,409	51,111	62,352	52,714
Performance shares (a)	—	62,995	—	62,995	6,906	56,089

(a)	Certain performance shares were excluded from the computation of diluted earnings per share as no payouts would have been required based upon performance at the end of each corresponding period.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

F. Income Taxes
The Company files income tax returns in the United States ("U.S.") federal jurisdiction and in the states of Texas, New Mexico and Arizona. The Company is no longer subject to tax examination by the taxing authorities in the federal, Arizona and New Mexico jurisdictions for years prior to 2012. The Company is currently under audit in Texas for tax years 2007 through 2010.
For the three months ended June 30, 2017 and 2016, the Company’s effective tax rate was 35.4% and 33.9%, respectively. For the six months ended June 30, 2017 and 2016, the Company's effective tax rate was 35.3% and 33.5%, respectively. For the twelve months ended June 30, 2017 and 2016, the Company's effective tax rate was 36.0% and 30.7%, respectively. The Company's effective tax rate for all periods differs from the federal statutory tax rate of 35.0% primarily due to capital gains in the decommissioning trusts which are taxed at the federal rate of 20.0%, the allowance for equity funds used during construction ("AEFUDC"), state taxes and the issue discussed in the following paragraph.
In the third quarter of 2016, the Company changed its accounting for state income taxes from the flow-through method to the normalization method in accordance with the PUCT's and NMPRC's most recent final orders. Under the flow-through method, the Company previously recorded deferred state income taxes and regulatory liabilities and assets offsetting such deferred state income taxes at the expected cash flow to be reflected in future rates. Upon implementation of normalization, the Company began amortizing the net regulatory asset for deferred state income taxes to deferred income tax expense over a 15 year period as allowed by the regulators. In the third quarter of 2016, the Company began recording deferred state income tax expense as required by normalization, retroactive to January 2016 as provided in the final orders. The impact of the change was additional deferred income tax expense of $1.1 million, $1.7 million and $4.9 million for the three, six and twelve months ended June 30, 2017, respectively.
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
Power Purchase and Sale Contracts
To supplement its own generation and operating reserve requirements, and to meet required renewable portfolio standards, the Company engages in power purchase arrangements which may vary in duration and amount based on an evaluation of the Company's resource needs, the economics of the transactions, and specific renewable portfolio requirements. For a full discussion of power purchase and sale contracts that the Company has entered into with various counterparties, see Note K of the Notes to Financial Statements in the 2016 Form 10-K. The Company is exploring the possibility of a purchase of Renewable Energy Certificates to comply with New Mexico Renewable Portfolio Standard(s) requirements and the NMPRC's approval to complete such a purchase is pending.
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
On March 28, 2017 the Company entered into a Compliance Agreement (“Compliance Agreement”) with the Texas Commission on Environmental Quality under the Texas Environmental, Health and Safety Audit Privilege Act to address certain water and waste compliance issues associated with the integrity of the synthetic liner of the evaporation pond at the Company’s Newman Generating Station. The Company's action plan was initiated in the second quarter of 2017 and will continue to be implemented over the three year period of the Compliance Agreement. The Company is currently evaluating the cost of performing its obligations under the Compliance Agreement.

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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

I. Employee Benefits
Retirement Plans
The net periodic benefit cost recognized for the three, six and twelve months ended June 30, 2017 and 2016 is made up of the components listed below as determined using the projected unit credit actuarial cost method (in thousands):

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,
	2017	2016	2017	2016	2017	2016
Components of net periodic benefit cost:
Service cost	$1,989	$1,905	$4,259	$3,810	$8,450	$8,402
Interest cost	3,282	3,265	6,530	6,530	13,039	13,775
Expected return on plan assets	(4,787)	(4,713)	(9,595)	(9,425)	(19,049)	(19,325)
Amortization of:
Net loss	2,138	1,887	4,227	3,775	7,791	8,922
Prior service benefit	(875)	(877)	(1,753)	(1,755)	(3,504)	(3,486)
Net periodic benefit cost	$1,747	$1,467	$3,668	$2,935	$6,727	$8,288
During the six months ended June 30, 2017, the Company contributed $6.5 million of its projected $10.0 million 2017 annual contribution to its retirement plans.
Other Postretirement Benefits
The net periodic benefit recognized for the three, six and twelve months ended June 30, 2017 and 2016 is made up of the components listed below (in thousands):

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,
	2017	2016	2017	2016	2017	2016
Components of net periodic benefit:
Service cost	$530	$715	$1,118	$1,430	$2,457	$3,134
Interest cost	684	872	1,362	1,745	2,784	3,730
Expected return on plan assets	(483)	(460)	(953)	(920)	(1,868)	(1,940)
Amortization of:
Prior service benefit	(1,538)	(787)	(3,076)	(1,575)	(5,402)	(3,093)
Net gain	(444)	(665)	(839)	(1,330)	(1,883)	(2,355)
Net periodic benefit	$(1,251)	$(325)	$(2,388)	$(650)	$(3,912)	$(524)
During the six months ended June 30, 2017, the Company contributed $0.2 million of its projected $2.4 million 2017 annual contribution to its other postretirement benefits plan.
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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Long-Term Debt and Short-Term Borrowings Under the RCF. The fair values of the Company's long-term debt and short-term borrowings under the RCF are based on estimated market prices for similar issues and are presented below (in thousands):

	June 30, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Pollution Control Bonds	$190,913	$204,498	$190,775	$206,818
Senior Notes	993,254	1,173,767	993,086	1,112,285
RGRT Senior Notes (1)	94,849	98,075	94,795	98,855
RCF (1)	178,884	178,884	81,574	81,574
Total	$1,457,900	$1,655,224	$1,360,230	$1,499,532
_______________

(1)
Nuclear fuel financing, as of June 30, 2017 and December 31, 2016, is funded through the $95 million Rio Grande Resources Trust ("RGRT") Senior Notes and $38.9 million and $37.6 million, respectively under the RCF. As of June 30, 2017, $140.0 million was outstanding under the RCF for working capital or general corporate purposes. As of December 31, 2016, $44.0 million was outstanding under the RCF for working capital or general corporate purposes. The interest rate on the Company's borrowings under the RCF is reset throughout the quarter reflecting current market rates. Consequently, the carrying value approximates fair value.

Marketable Securities. The Company's marketable securities, included in decommissioning trust funds in the Balance Sheets, are reported at fair value which was $271.3 million and $255.7 million at June 30, 2017 and December 31, 2016, respectively. These securities are classified as available for sale and recorded at their estimated fair value using the FASB guidance for certain investments in debt and equity securities. The reported fair values include gross unrealized losses on marketable securities whose impairment the Company has deemed to be temporary. The tables below present the gross unrealized losses and the fair value of these securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	June 30, 2017
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities (1):
Federal Agency Mortgage Backed Securities	$15,446	$(188)	$415	$(19)	$15,861	$(207)
U.S. Government Bonds	35,388	(598)	9,816	(630)	45,204	(1,228)
Municipal Debt Obligations	6,903	(165)	5,928	(482)	12,831	(647)
Corporate Debt Obligations	7,308	(79)	2,944	(235)	10,252	(314)
Total Debt Securities	65,045	(1,030)	19,103	(1,366)	84,148	(2,396)
Common Stock	718	(65)	—	—	718	(65)
Total Temporarily Impaired Securities	$65,763	$(1,095)	$19,103	$(1,366)	$84,866	$(2,461)

_________________

(1)	Includes 136 securities.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2016
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities (2):
Federal Agency Mortgage Backed Securities	$11,582	$(239)	$436	$(22)	$12,018	$(261)
U.S. Government Bonds	31,655	(762)	17,976	(835)	49,631	(1,597)
Municipal Debt Obligations	9,596	(394)	4,067	(372)	13,663	(766)
Corporate Debt Obligations	7,971	(172)	2,092	(172)	10,063	(344)
Total Debt Securities	60,804	(1,567)	24,571	(1,401)	85,375	(2,968)
Common Stock	2,760	(167)	—	—	2,760	(167)
Institutional Equity Funds-International Equity	22,945	(110)	—	—	22,945	(110)
Total Temporarily Impaired Securities	$86,509	$(1,844)	$24,571	$(1,401)	$111,080	$(3,245)

_________________

(2)	Includes 152 securities.
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
For the three, six and twelve months ended June 30, 2017 and 2016, the Company recognized other than temporary impairment losses on its available-for-sale securities as follow (in thousands):

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,
	2017	2016	2017	2016	2017	2016
Unrealized holding losses included in pre-tax income	$—	$—	$—	$(156)	$(196)	$(494)
The reported securities also include gross unrealized gains on marketable securities which have not been recognized in the Company's net income. The table below presents the unrecognized gross unrealized gains and the fair value of these securities, aggregated by investment category (in thousands):

	June 30, 2017		December 31, 2016
	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains
Description of Securities:
Federal Agency Mortgage Backed Securities	$6,662	$272	$7,430	$319
U.S. Government Bonds	13,846	311	12,237	138
Municipal Debt Obligations	5,197	161	2,481	144
Corporate Debt Obligations	20,981	995	12,350	655
Total Debt Securities	46,686	1,739	34,498	1,256
Common Stock	53,489	30,766	61,884	34,066
Equity Mutual Funds	54,236	7,028	42,244	3,345
Institutional Funds - International Equity	26,149	3,174	—	—
Cash and Cash Equivalents	5,889	—	6,002	—
Total	$186,449	$42,707	$144,628	$38,667

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The Company's marketable securities include investments in mortgage backed securities, municipal, corporate and federal debt obligations. The contractual year for maturity of these available-for-sale securities as of June 30, 2017 is as follows (in thousands):

	Total	2017	2018 through 2021	2022 through 2026	2027 and Beyond
Federal Agency Mortgage Backed Securities	$22,523	$—	$5	$338	$22,180
U.S. Government Bonds	59,050	5,893	24,224	15,981	12,952
Municipal Debt Obligations	18,028	796	6,215	9,743	1,274
Corporate Debt Obligations	31,233	—	12,309	8,949	9,975
The Company's marketable securities in its decommissioning trust funds are sold from time to time and the Company uses the specific identification basis to determine the amount to reclassify from accumulated other comprehensive income into net income. The proceeds from the sale of these securities during the three, six and twelve months ended June 30, 2017 and 2016 and the related effects on pre-tax income are as follows (in thousands):

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,
	2017	2016	2017	2016	2017	2016
Proceeds from sales or maturities of available-for-sale securities	$36,476	$16,634	$62,531	$40,712	$113,087	$106,121
Gross realized gains included in pre-tax income	$5,322	$2,409	$7,909	$4,241	$12,880	$12,805
Gross realized losses included in pre-tax income	(156)	(299)	(552)	(587)	(1,185)	(1,262)
Gross unrealized losses included in pre-tax income	—	—	—	(156)	(196)	(494)
Net gains included in pre-tax income	$5,166	$2,110	$7,357	$3,498	$11,499	$11,049
Net unrealized holding gains (losses) included in accumulated other comprehensive income	$4,458	$2,790	$12,179	$4,980	$15,643	$2,623
Net gains reclassified from accumulated other comprehensive income	(5,166)	(2,110)	(7,357)	(3,498)	(11,499)	(11,049)
Net gains (losses) in other comprehensive income	$(708)	$680	$4,822	$1,482	$4,144	$(8,426)
Fair Value Measurements. The FASB guidance requires the Company to provide expanded quantitative disclosures for financial assets and liabilities recorded on the balance sheet at fair value. Financial assets carried at fair value include the Company's decommissioning trust investments and investments in debt securities which are included in deferred charges and other assets on the Balance Sheets. The Company has no liabilities that are measured at fair value on a recurring basis. The FASB guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

•
Level 1 – Observable inputs that reflect quoted market prices for identical assets and liabilities in active markets. Financial assets utilizing Level 1 inputs include the nuclear decommissioning trust investments in active exchange-traded equity securities, mutual funds and U.S. Treasury securities that are in a highly liquid and active market. The Institutional Funds are valued using the Net Asset Value ("NAV") provided by the administrator of the fund. The NAV price is quoted on a restrictive market although the underlying investments are traded on active markets. During the third quarter of 2016, the Company concluded that the NAV used for determining the fair value of the Institutional Funds-International Equity investments have readily determinable fair values. Accordingly, such fund values have been re-categorized from Level 2 to Level 1 hierarchy.

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
The fair value of the Company's decommissioning trust funds and investments in debt securities at June 30, 2017 and December 31, 2016, and the level within the three levels of the fair value hierarchy defined by the FASB guidance are presented in the table below (in thousands):

Description of Securities	Fair Value as of June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading Securities:
Investments in Debt Securities	$1,538	$—	$—	$1,538
Available for Sale:
Federal Agency Mortgage Backed Securities	$22,523	$—	$22,523	$—
U.S. Government Bonds	59,050	59,050	—	—
Municipal Debt Obligations	18,028	—	18,028	—
Corporate Debt Obligations	31,233	—	31,233	—
Subtotal, Debt Securities	130,834	59,050	71,784	—
Common Stock	54,207	54,207	—	—
Equity Mutual Funds	54,236	54,236	—	—
Institutional Funds-International Equity	26,149	26,149	—	—
Cash and Cash Equivalents	5,889	5,889	—	—
Total Available for Sale	$271,315	$199,531	$71,784	$—

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Description of Securities	Fair Value as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading Securities:
Investments in Debt Securities	$1,421	$—	$—	$1,421
Available for Sale:
Federal Agency Mortgage Backed Securities	$19,448	$—	$19,448	$—
U.S. Government Bonds	61,868	61,868	—	—
Municipal Debt Obligations	16,144	—	16,144	—
Corporate Debt Obligations	22,413	—	22,413	—
Subtotal, Debt Securities	119,873	61,868	58,005	—
Common Stock	64,644	64,644	—	—
Equity Mutual Funds	42,244	42,244	—	—
Institutional Funds-International Equity	22,945	22,945	—	—
Cash and Cash Equivalents	6,002	6,002	—	—
Total Available for Sale	$255,708	$197,703	$58,005	$—

There were no transfers in or out of Level 1 and Level 2 fair value measurements categories due to changes in observable inputs during the three, six and twelve month periods ended June 30, 2017 and 2016. There were no purchases, sales, issuances, and settlements related to the assets in the Level 3 fair value measurement category during the three, six and twelve months ended June 30, 2017 and 2016.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
El Paso Electric Company:

We have reviewed the balance sheet of El Paso Electric Company as of June 30, 2017, the related statements of operations and comprehensive operations for the three-month, six-month, and twelve-month periods ended June 30, 2017 and 2016, and the related statements of cash flows for the six-month periods ended June 30, 2017 and 2016. These financial statements are the responsibility of the Company's management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the balance sheet of El Paso Electric Company as of December 31, 2016, and the related statements of operations, comprehensive operations, changes in common stock equity, and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2017, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2016, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ KPMG LLP
Houston, Texas
August 4, 2017

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this Item 2 updates, and should be read in conjunction with, the information set forth in Part II, Item 7 of our 2016 Form 10-K.

FORWARD-LOOKING STATEMENTS
Certain matters discussed in this Quarterly Report on Form 10-Q, other than statements of historical fact, are “forward-looking statements.” within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). Forward-looking statements often include words like "believe", "anticipate", "target", "project", "expect", "predict", "pro forma", "estimate", "intend", "will", "is designed to", "plan", and words of similar meaning, or are indicated by the Company's discussion of strategies or trends. Forward-looking statements describe the Company's future plans, objectives, expectations or goals. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurances can be given that these expectations will prove to be correct. Such statements address future events and conditions and include, but are not limited to:

•	capital expenditures,

•	earnings,

•	liquidity and capital resources,

•	ratemaking/regulatory matters,

•	litigation,

•	accounting matters,

•	possible corporate restructurings, acquisitions and dispositions,

•	compliance with debt and other restrictive covenants,

•	interest rates and dividends,

•	environmental matters,

•	nuclear operations,

•	operation of the Company's generating units and its transmission and distribution systems, and

•	the overall economy of our service area.
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

•	disruptions in the Company's transmission system, and in particular the lines that deliver power from its remote generating facilities,

•	the sufficiency of the Company's insurance coverage, including availability, cost, coverage and terms,

•	electric utility deregulation or re-regulation,

•	regulated and competitive markets,

•	ongoing municipal, state and federal activities,

•	cuts in military spending or shutdowns of the federal government that reduce demand for the Company's services from military and governmental customers,

•	political, legislative, judicial and regulatory developments,

•	homeland security considerations, including those associated with the U.S./Mexico border region and the energy industry,

•	changes in environmental laws and regulations and the enforcement or interpretation thereof, including those related to air, water or greenhouse gas emissions or other environmental matters,

•	economic, commercial bank and financial market conditions,

•	actions by credit rating agencies,

•	changes in accounting requirements and other accounting matters,

•	changing weather trends and the impact of severe weather conditions,

•	possible physical or cyber attacks, intrusions or other catastrophic events,

•	the impact of lawsuits filed against the Company,

•	the impact of changes in interest rates or rates of inflation,

•	Texas, New Mexico and electric industry utility service reliability standards,

•	coal, uranium, natural gas, oil and wholesale electricity prices and availability,

•	possible income tax and interest payments as a result of audit adjustments proposed by the Internal Revenue Service or state taxing authorities,

•	the impact of U.S. health care reform legislation,

•	the effectiveness of the Company's risk management activities,

•	loss of key personnel, the Company's ability to recruit and retain qualified employees and the Company's ability to successfully implement succession planning, and

•	other circumstances affecting anticipated operations, sales and costs.
These lists are not all-inclusive because it is not possible to predict all factors. A discussion of some of these factors is included in the 2016 Form 10-K under the headings “Risk Factors” and “Management's Discussion and Analysis Summary of Critical Accounting Policies and Estimates and Liquidity and Capital Resources.” This Quarterly Report on Form 10-Q should be read in its entirety. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels. Any forward-looking statement speaks only as of the date such statement was made, and the Company is not obligated to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made, except as required by applicable laws or regulations.

Summary of Critical Accounting Policies and Estimates
The preparation of our financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes for the periods presented and actual results could differ in future periods from those estimates. Critical accounting policies and estimates are both important to the portrayal of our financial condition and results of operations and require complex, subjective judgments and are more fully described in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report of El Paso Electric Company on Form 10-K for the fiscal year ended December 31, 2016 ("2016 Form 10-K").

Summary
The following is an overview of our results of operations for the three, six and twelve month periods ended June 30, 2017 and 2016. Net income and basic earnings per share for the three, six and twelve month periods ended June 30, 2017 and 2016 are shown below:

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,
	2017	2016	2017	2016	2017	2016
Net income (in thousands)	$36,066	$22,284	$32,077	$16,476	$112,369	$73,864
Basic earnings per share	0.89	0.55	0.79	0.41	2.77	1.83
Financial Effect of the PUCT Final Order
On August 25, 2016, the Public Utility Commission of Texas ("PUCT") issued its final order in the Company's rate case in Docket No. 44941 ("PUCT Final Order"). The PUCT Final Order had a significant effect on the Company's financial results for the three, six, and twelve months ended June 30, 2017, the impacts of which are reflected in the table below. For financial reporting purposes, the Company deferred any recognition of the Company's request in its 2015 Texas retail rate case until it received the PUCT Final Order in August 2016. Accordingly, it recorded in the third quarter of 2016 the cumulative effect of the PUCT Final Order that related back to January 12, 2016. The impact of the PUCT Final Order recorded in August 2016 relating to the three and six months ended June 30, 2016 would have increased net income by approximately $8.0 million and $12.6 million, respectively. Likewise as it relates to the PUCT Final Order, net income for the twelve months ended June 30, 2016 would have increased by approximately $12.6 million while net income for the twelve months ended June 30, 2017 would have decreased by approximately $12.6 million. Furthermore, because the Company recorded the cumulative effect of the PUCT’s Final Order in August 2016, it is expected that results of operations for the three months ended September 30, 2017 will not be comparative to the results of operations for the three months ended September 30, 2016.
The following table shows the primary factors affecting the after-tax change in net income between the 2017 and 2016 periods presented (in thousands):

	Three Months Ended	Six Months Ended	Twelve Months Ended
June 30, 2016 net income	$22,284	$16,476	$73,864
Change in (net of tax):
Increased retail non-fuel base revenues (a)	12,062	15,421	41,607
Palo Verde performance rewards, net (b)	3,253	3,253	3,253
Increased investment and interest income (c)	2,477	3,289	744
Decreased depreciation and amortization (d)	882	1,765	6,935
Decreased allowance for funds used during construction (e)	(1,838)	(3,923)	(6,098)
Increased administrative and general expenses (f)	(1,438)	(1,019)	(672)
Increased taxes other than income taxes (g)	(1,264)	(1,860)	(2,676)
Increased interest on long-term debt (h)	(71)	(1,220)	(3,673)
Other (i)	(281)	(105)	(915)
June 30, 2017 net income	$36,066	$32,077	$112,369

______________
All information presented below is expressed in pre-tax amounts except when stated otherwise.

(a)
Retail non-fuel base revenues increased for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily due to the non-fuel base rate increase approved in the PUCT Final Order. The three months ended June 30, 2016 did not include approximately $11.3 million of retail non-fuel base revenues for the period from April 1, 2016 through June 30, 2016, which revenues were not recognized until the PUCT Final Order was approved in August 2016.

Warmer weather and the 1.8% growth in the average number of retail customers served also contributed to the increase in retail non-fuel base revenues.

Retail non-fuel base revenues increased for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to the non-fuel base rate increase approved in the PUCT Final Order. The six months ended June 30, 2016 did not include approximately $17.2 million of retail non-fuel base revenues for the period from January 12, 2016 through June 30, 2016, which revenues were not recognized until the PUCT Final Order was approved in August 2016. The 1.7% growth in the average number of retail customers served also contributed to the increase in retail non-fuel base revenues.

Retail non-fuel base revenues increased for the twelve months ended June 30, 2017 compared to the twelve months ended June 30, 2016 primarily due to the non-fuel base rate increase approved in the PUCT Final Order. The 1.6% growth in the average number of retail customers served also contributed to the remaining increase in retail non-fuel base revenues, see page 32 for a complete discussion.

(b)
Palo Verde performance rewards, associated with the 2013 to 2015 performance periods, net of disallowed fuel and purchased power costs related to the resolution of the Texas fuel reconciliation proceeding designated as PUCT Docket No. 46308 for the period from April 2013 through March 2016, were recorded in June 2017 with no comparable amount in 2016.

(c)
Investment and interest income increased for the three, six and twelve months ended June 30, 2017 compared to the three, six and twelve months ended June 30, 2016 primarily due to higher realized gains on securities sold from our Palo Verde decommissioning trust in 2017 compared to 2016.

(d)
Depreciation and amortization decreased for the three, six, and twelve months ended June 30, 2017 compared to the three, six, and twelve months ended June 30, 2016 primarily due to reductions in depreciation rates as approved in the PUCT Final Order and in the final order in the NMPRC final order in Case No. 15-00127-UT issued on June 8, 2016 ("NMPRC Final Order"), and the sale of the Company's interest in Units 4 and 5 of Four Corners Generating Station ("Four Corners"). These decreases were partially offset by increases in plant, including Montana Power Station ("MPS") Units 3 and 4, which were placed in service in May and September 2016, respectively.

(e)
Allowance for funds used during construction ("AFUDC") decreased for the three, six and twelve months ended June 30, 2017 compared to the three, six and twelve months ended June 30, 2016 due to (i) lower balances of construction work in progress ("CWIP"), primarily due to MPS Units 3 and 4 being placed in service in 2016, and (ii) reductions in the AFUDC rate.

(f)
Administrative and general ("A&G") expense increased for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016 primarily due to timing of the accrual of employee incentive compensation and an annual merit increase. A&G expense increased for the twelve months ended June 30, 2017 compared to the twelve months ended June 30, 2016 primarily due to (i) timing of the accrual of employee incentive compensation and an annual merit increase, and (ii) increased regulatory expenses due to our recent Texas and New Mexico rate cases. These increases were partially offset by decreased pension and benefit costs due primarily to (i) changes in actuarial assumptions used to calculate the pension and post-retirement employee benefit plans, and (ii) the sale of the Company's interest in Units 4 and 5 of Four Corners.

(g)
Taxes other than income taxes increased for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily due to increased revenue related taxes and increased property valuations in Texas as a result of MPS Units 3 and 4 being placed in service in 2016.

Taxes other than income taxes increased for the six and twelve months ended June 30, 2017 compared to the six and twelve months ended June 30, 2016 primarily due to increased revenue related taxes and increased property valuations in Texas as a result of MPS Units 3 and 4 being placed in service in 2016. These increases were partially offset by decreased property taxes in New Mexico due to decreased property valuations.

(h)
Interest on long-term debt increased for the six and twelve months ended June 30, 2017 compared to the six and twelve months ended June 30, 2016 primarily due to the $150.0 million principal amount of senior notes issued in March 2016.

(i)
Other for the twelve months ended June 30, 2017 includes an increase in the effective tax rate due to the change to normalize state income taxes partially offset by an increase in other revenues due to additional miscellaneous service revenues approved in the PUCT Final Order and in the NMPRC Final Order.

Historical Results of Operations
The following discussion includes detailed descriptions of factors affecting individual line items in the results of operations. The amounts presented below are presented on a pre-tax basis.
Operating revenues
We realize revenue from the sale of electricity to retail customers at regulated rates and the sale of energy in the wholesale power market generally at market-based prices. Sales for resale (which are Federal Energy Regulatory Commission ("FERC") regulated cost-based wholesale sales within our service territory) accounted for less than 1% of revenues.
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
No retail customer accounted for more than 3% of our non-fuel base revenues. Residential and small commercial customers approximates 77% of our non-fuel base revenues. While this customer base is more stable, it is also more sensitive to changes in weather conditions. The current rate structures in Texas and New Mexico reflect higher base rates during the peak summer season of May through October and lower base rates during November through April for our residential and small commercial and industrial customers. As a result, our business is seasonal, with higher kWh sales and revenues during the summer cooling season.
Weather significantly impacts our residential, small commercial and industrial customers, and to a lesser extent, our sales to public authorities. Heating and cooling degree days can be used to evaluate the effect of weather on energy use. For each degree the average outdoor temperature varies from a standard of 65 degrees Fahrenheit, a degree day is recorded. For the three months ended June 30, 2017, retail non-fuel base revenues were positively impacted by warmer weather when compared to the three months ended June 30, 2016. Cooling degree days for the three months ended June 30, 2017 increased 14.8% when compared to the three months ended June 30, 2016, and were 4.5% above the 10-year average. Weather had minimal impact in the six and twelve months ended June 30, 2017, when compared to the six and twelve months ended June 30, 2016. The table below shows heating and cooling degree days compared to a 10-year average.

	Three Months Ended			Six Months Ended			Twelve Months Ended
	June 30,			June 30,			June 30,
			10-Year			10-Year			10-Year
	2017	2016	Average	2017	2016	Average	2017	2016	Average*
Heating degree days	45	75	68	855	1,129	1,203	1,577	2,018	2,157
Cooling degree days	1,108	965	1,060	1,180	988	1,093	3,003	2,864	2,732
______________
* Calendar year basis.
Customer growth is a key driver of the growth of retail sales. The average number of retail customers grew 1.8% and 1.7% for the three and six months ended June 30, 2017, respectively, when compared to the three and six months ended June 30, 2016, and 1.6% for the twelve months ended June 30, 2017 when compared to the twelve months ended June 30, 2016. See the tables presented on pages 35, 36, and 37, which provide detail on the average number of retail customers and the related revenues and kWh sales.
Retail non-fuel base revenues. Retail non-fuel revenues increased for the three months ended June 30, 2017 primarily due to the non-fuel base rate increase approved in the PUCT Final Order. The three months ended June 30, 2016 did not include approximately $11.3 million of retail non-fuel base revenues for the period from April 1, 2016 through June 30, 2016, which revenues were not recognized until the PUCT Final Order was approved in August 2016. Warmer weather and the 1.8% growth in the average number of retail customers served also contributed to the increase in retail non-fuel base revenues.
Excluding the $11.3 million PUCT Final Order impact, for the three months ended June 30, 2017, retail non-fuel base revenues increased $7.3 million pre-tax, or 4.5%, compared to the three months ended June 30, 2016. This increase primarily includes (i) a $4.3 million increase in revenues from residential customers due to a 6.7% increase in kWh sales which were driven by warmer weather and a 1.6% increase in the average number of residential customers, (ii) a $1.2 million increase in revenues from sales to public authorities due to a 4.5% increase in kWh sales which were driven by warmer weather, and (iii) a $1.1 million increase in revenues from small commercial and industrial customers due to a 2.2% increase in kWh sales which were driven by a 2.5% increase in the average number of small commercial and industrial customers.
Retail non-fuel revenues increased for the six months ended June 30, 2017 primarily due to the non-fuel base rate increase approved in the PUCT Final Order. The six months ended June 30, 2016 did not include approximately $17.2 million of retail non-fuel base revenues for the period from January 12, 2016 through June 30, 2016, which revenues were not recognized until the PUCT Final Order was approved in August 2016. The 1.7% growth in the average number of retail customers served also contributed to the increase in retail non-fuel base revenues. Weather had minimal impact in the six months ended June 30, 2017, when compared to the six months ended June 30, 2016 due to milder weather in the first quarter of 2017 offsetting warmer weather in the second quarter of 2017.
Excluding the $17.2 million PUCT Final Order impact, for the six months ended June 30, 2017, retail non-fuel base revenues increased $6.5 million pre-tax, or 2.4%, compared to the six months ended June 30, 2016. This increase primarily includes (i) a $3.5 million increase in revenues from residential customers due to a 1.7% increase in kWh sales which were driven by a 1.5% increase in the average number of residential customers served, and (ii) a $2.1 million increase in revenues from small commercial and industrial customers due to a 1.2% increase in kWh sales which were driven by a 3.2% increase in the average number of small commercial and industrial customers served.
The increase in reported retail non-fuel base revenues for the twelve months ended June 30, 2017 compared to the twelve months ended June 30, 2016 was $64.0 million. Included in this increase is $58.1 million related to the effects of the PUCT Final Order received in August 2016. The annual impact of the PUCT Final Order was $40.9 million all of which was recorded in the twelve months ended June 30, 2017. Included in the PUCT Final Order annual impact was $17.2 million related to the period from January 12, 2016 through June 30, 2016 which was recognized in August 2016.
Excluding the PUCT Final Order impact, for the twelve months ended June 30, 2017, retail non-fuel base revenues increased by $5.9 million or 1.0% compared to the twelve months ended June 30, 2016. This increase primarily included a $3.7 million increase in sales to small commercial and industrial customers and a $3.0 million increase in sales to residential customers due to an increase in kWh sales of 0.7% and 0.4%, respectively, which were driven by an increase in the average number of small commercial and industrial and residential customers served of 2.8% and 1.5%, respectively. Revenues from large commercial and industrial customers decreased by $1.3 million, primarily due to reduced demand by the steel manufacturing industry and a decrease in surcharges billed to a large customer.
The three and six months ended June 30, 2017 included approximately $0.9 million and $1.7 million, respectively, of base revenues associated with the Four Corners surcharge which was established in the PUCT Final Order. This surcharge represents $3.7 million of annualized base revenue and in accordance with the PUCT Final Order, was discontinued in July 2017.
Fuel revenues. Fuel revenues consist of (i) revenues collected from customers under fuel recovery mechanisms approved by the state commissions and the FERC, (ii) deferred fuel revenues which are comprised of the difference between fuel costs and fuel revenues collected from customers, and (iii) prior to July 1, 2016, fuel costs recovered in base rates in New Mexico. In New Mexico, effective July 1, 2016, with the implementation of the NMPRC Final Order, fuel and purchased power costs will no longer be recovered through base rates, as it was historically, but will be completely recovered through the Fuel and Purchased Power Cost Adjustment Clause ("FPPCAC"). Fuel and purchased power costs are reconciled to actual costs on a monthly basis and recovered or refunded to customers the second succeeding month. In Texas, fuel costs are recovered through a fixed fuel factor. We can seek to revise our fixed fuel factor based upon an approved formula at least four months after our last revision except in the month of December. In addition, if we materially over-recover fuel costs, we must seek to refund the over-recovery, and if we materially under-recover fuel costs, we may seek a surcharge to recover those costs. Fuel over- and under-recoveries are defined as material when they exceed 4% of the previous twelve months' fuel costs.
In the three and six months ended June 30, 2017, we under-recovered our fuel costs by $5.8 million and over-recovered our fuel costs by $2.7 million, respectively. In the twelve months ended June 30, 2017, we under-recovered our fuel costs by $10.2 million. Contributing to the under-recovery balance in Texas is the recognition of $5.0 million resulting from the settlement of the Texas fuel reconciliation in the second quarter of 2017. In March 2016 and March 2017, $1.6 million and $1.4 million, respectively, were credited to customers through the applicable fuel adjustment clauses as the result of a reimbursement from the U.S. Department of Energy ("DOE") related to spent nuclear fuel storage. At June 30, 2017, we had a net fuel under-recovery balance of $8.2 million, including an under-recovery of $8.5 million in Texas, offset by an over-recovery of $0.3 million in New Mexico. On November 30, 2016, we filed a request to increase our Texas fixed fuel factor by approximately 28.8% to reflect increased fuel expenses primarily related to an increase in the price of natural gas used to generate power. The increase in our Texas fixed fuel factor was effective on an interim basis on January 1, 2017 and was approved by the PUCT on January 10, 2017.
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
Off-system sales revenues increased $0.9 million, or 9.1%, for the three months ended June 30, 2017, when compared to the three months ended June 30, 2016, as a result of higher average market prices for power, partially offset by a 16.8% decrease in kWh sales. Off-system sales revenues increased $3.7 million, or 17.5%, for the six months ended June 30, 2017, when compared to the six months ended June 30, 2016, as a result of higher average market prices for power, partially offset by a 5.6% decrease in kWh sales. Off-system sales revenues decreased $6.3 million, or 11.3%, for the twelve months ended June 30, 2017, when compared to the twelve months ended June 30, 2016, as a result of a 19.7% decrease in kWh sales.

Comparisons of kWh sales and operating revenues are shown below (in thousands):
			Increase (Decrease)
Quarter Ended June 30:	2017	2016	Amount	Percent
kWh sales:
Retail:
Residential	724,656	679,035	45,621	6.7%
Commercial and industrial, small	647,377	633,714	13,663	2.2
Commercial and industrial, large	276,391	270,908	5,483	2.0
Sales to public authorities	423,374	405,277	18,097	4.5
Total retail sales	2,071,798	1,988,934	82,864	4.2
Wholesale:
Sales for resale	21,718	20,668	1,050	5.1
Off-system sales	374,861	450,801	(75,940)	(16.8)
Total wholesale sales	396,579	471,469	(74,890)	(15.9)
Total kWh sales	2,468,377	2,460,403	7,974	0.3
Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$75,027	$62,679	$12,348	19.7%
Commercial and industrial, small	57,090	54,707	2,383	4.4
Commercial and industrial, large	10,443	9,489	954	10.1
Sales to public authorities	27,544	24,672	2,872	11.6
Total retail non-fuel base revenues (1)	170,104	151,547	18,557	12.2
Wholesale:
Sales for resale	859	826	33	4.0
Total non-fuel base revenues	170,963	152,373	18,590	12.2
Fuel revenues:
Recovered from customers during the period	57,148	26,219	30,929	—
Under collection of fuel (2)	5,822	6,096	(274)	(4.5)
New Mexico fuel in base rates (3)	—	16,602	(16,602)	—
Total fuel revenues (4)	62,970	48,917	14,053	28.7
Off-system sales:
Fuel cost	8,833	8,398	435	5.2
Shared margins	1,089	852	237	27.8
Retained margins	403	213	190	89.2
Total off-system sales	10,325	9,463	862	9.1
Other (5)	7,585	7,112	473	6.7
Total operating revenues	$251,843	$217,865	$33,978	15.6
Average number of retail customers (6):
Residential	367,686	361,812	5,874	1.6%
Commercial and industrial, small	41,860	40,832	1,028	2.5
Commercial and industrial, large	48	49	(1)	(2.0)
Sales to public authorities	5,622	5,274	348	6.6
Total	415,216	407,967	7,249	1.8
________________________________________

(1)	2016 excludes $11.3 million of relate back revenues in Texas from April 2016 through June 2016 which were recorded in August 2016.

(2)	2017 includes $5.0 million related to the Palo Verde performance rewards, net.

(3)
Historically, fuel and purchased power costs in the New Mexico jurisdiction were recorded through base rates and a FPPCAC that accounts for the changes in the costs of fuel relative to the amount included in base rates. Effective July 1, 2016, with the implementation of the NMPRC Final Order, these costs are no longer recovered through base rates but are recovered through the FPPCAC.

(4)	Includes deregulated Palo Verde Unit 3 revenues for the New Mexico jurisdiction of $2.2 million and $1.9 million in 2017 and 2016, respectively.

(5)	Represents revenues with no related kWh sales.

(6)	The number of retail customers presented is based on the number of service locations.

Comparisons of kWh sales and operating revenues are shown below (in thousands):
			Increase (Decrease)
Six Months Ended June 30:	2017	2016	Amount	Percent
kWh sales:
Retail:
Residential	1,269,784	1,248,120	21,664	1.7%
Commercial and industrial, small	1,147,967	1,133,940	14,027	1.2
Commercial and industrial, large	529,389	515,834	13,555	2.6
Sales to public authorities	758,937	751,512	7,425	1.0
Total retail sales	3,706,077	3,649,406	56,671	1.6
Wholesale:
Sales for resale	32,639	32,509	130	0.4
Off-system sales	971,623	1,029,474	(57,851)	(5.6)
Total wholesale sales	1,004,262	1,061,983	(57,721)	(5.4)
Total kWh sales	4,710,339	4,711,389	(1,050)	—
Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$126,337	$110,422	$15,915	14.4%
Commercial and industrial, small	90,875	86,847	4,028	4.6
Commercial and industrial, large	18,343	17,582	761	4.3
Sales to public authorities	45,094	42,072	3,022	7.2
Total retail non-fuel base revenues (1)	280,649	256,923	23,726	9.2
Wholesale:
Sales for resale	1,322	1,195	127	10.6
Total non-fuel base revenues	281,971	258,118	23,853	9.2
Fuel revenues:
Recovered from customers during the period	104,768	48,753	56,015	—
Under (over) collection of fuel (2) (3)	(2,708)	1,993	(4,701)	—
New Mexico fuel in base rates (4)	—	32,828	(32,828)	—
Total fuel revenues (5)	102,060	83,574	18,486	22.1
Off-system sales:
Fuel cost	20,361	16,890	3,471	20.6
Shared margins	3,302	3,407	(105)	(3.1)
Retained margins	862	573	289	50.4
Total off-system sales	24,525	20,870	3,655	17.5
Other (6)	14,622	13,112	1,510	11.5
Total operating revenues	$423,178	$375,674	$47,504	12.6
Average number of retail customers (7):
Residential	366,497	360,929	5,568	1.5%
Commercial and industrial, small	41,968	40,684	1,284	3.2
Commercial and industrial, large	49	49	—	—
Sales to public authorities	5,528	5,324	204	3.8
Total	414,042	406,986	7,056	1.7
________________________________________

(1)	2016 excludes $17.2 million of relate back revenues in Texas from January 12, 2016 through June 30, 2016 which were recorded in August 2016.

(2)
Includes the portion of DOE refunds related to spent fuel storage of $1.4 million and $1.6 million in 2017 and 2016, respectively, that were credited to customers through the applicable fuel adjustment clauses.

(3)	2017 includes $5.0 million related to the Palo Verde performance rewards, net.

(4)
Historically, fuel and purchased power costs in the New Mexico jurisdiction were recorded through base rates and a FPPCAC that accounts for the changes in the costs of fuel relative to the amount included in base rates. Effective July 1, 2016, with the implementation of the NMPRC Final Order, these costs are no longer recovered through base rates but are recovered through the FPPCAC.

(5)	Includes deregulated Palo Verde Unit 3 revenues for the New Mexico jurisdiction of $5.0 million and $4.0 million in 2017 and 2016, respectively.

(6)	Represents revenues with no related kWh sales.

(7)	The number of retail customers presented is based on the number of service locations.

Comparisons of kWh sales and operating revenues are shown below (in thousands):
			Increase (Decrease)
Twelve Months Ended June 30:	2017	2016	Amount	Percent
kWh sales:
Retail:
Residential	2,827,453	2,816,665	10,788	0.4%
Commercial and industrial, small	2,417,474	2,401,420	16,054	0.7
Commercial and industrial, large	1,044,300	1,046,554	(2,254)	(0.2)
Sales to public authorities	1,579,935	1,574,105	5,830	0.4
Total retail sales	7,869,162	7,838,744	30,418	0.4
Wholesale:
Sales for resale	62,216	63,407	(1,191)	(1.9)
Off-system sales	1,869,657	2,329,140	(459,483)	(19.7)
Total wholesale sales	1,931,873	2,392,547	(460,674)	(19.3)
Total kWh sales	9,801,035	10,231,291	(430,256)	(4.2)
Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$294,689	$250,325	$44,364	17.7%
Commercial and industrial, small	198,970	188,449	10,521	5.6
Commercial and industrial, large	39,831	39,865	(34)	(0.1)
Sales to public authorities	99,903	90,741	9,162	10.1
Total retail non-fuel base revenues (1)	633,393	569,380	64,013	11.2
Wholesale:
Sales for resale	2,534	2,521	13	0.5
Total non-fuel base revenues	635,927	571,901	64,026	11.2
Fuel revenues:
Recovered from customers during the period	204,412	113,147	91,265	80.7
Under (over) collection of fuel (2) (3)	10,192	(517)	10,709	—
New Mexico fuel in base rates (4)	451	72,407	(71,956)	(99.4)
Total fuel revenues (5)	215,055	185,037	30,018	16.2
Off-system sales:
Fuel cost	42,404	46,012	(3,608)	(7.8)
Shared margins	5,527	8,203	(2,676)	(32.6)
Retained margins	1,426	1,415	11	0.8
Total off-system sales	49,357	55,630	(6,273)	(11.3)
Other (6) (7)	34,101	29,721	4,380	14.7
Total operating revenues	$934,440	$842,289	$92,151	10.9
Average number of retail customers (8):
Residential	364,922	359,621	5,301	1.5%
Commercial and industrial, small	41,656	40,529	1,127	2.8
Commercial and industrial, large	49	49	—	—
Sales to public authorities	5,405	5,289	116	2.2
Total	412,032	405,488	6,544	1.6

________________________________________

(1)	Included in the increase from 2016 to 2017 is $58.1 million related to the effects of the PUCT Final Order received in August 2016. See page 33 for a complete discussion.

(2)
Includes the portion of DOE refunds related to spent fuel storage of $1.4 million and $1.6 million in 2017 and 2016, respectively, that were credited to customers through the applicable fuel adjustment clauses.

(3)	2017 includes $5.0 million related to the Palo Verde performance rewards, net.

(4)
Historically, fuel and purchased power costs in the New Mexico jurisdiction were recorded through base rates and a FPPCAC that accounts for the changes in the costs of fuel relative to the amount included in base rates. Effective July 1, 2016, with the implementation of the NMPRC Final Order, these costs are no longer recovered through base rates but are recovered through the FPPCAC.

(5)	Includes deregulated Palo Verde Unit 3 revenues for the New Mexico jurisdiction of $9.7 million and $8.7 million in 2017 and 2016, respectively.

(6)	Represents revenues with no related kWh sales.

(7)	Includes an Energy Efficiency Bonus of $0.8 million and $1.3 million in 2017 and 2016, respectively.

(8)	The number of retail customers presented is based on the number of service locations.

Energy expenses
Our sources of energy include electricity generated from our nuclear and natural gas generating plants and purchased power. After adding the new natural gas generating units MPS Units 1 and 2 in March 2015 and MPS Units 3 and 4 in May 2016 and September 2016, respectively, into the Company's system generation resources, Palo Verde represents approximately 30% of our net dependable generating capacity and approximately 52%, 61% and 59% of our Company-generated energy for the three, six and twelve months ended June 30, 2017, respectively. Fluctuations in the price of natural gas, which also is the primary factor influencing the price of purchased power, have had a significant impact on our cost of energy.
Energy expenses increased $9.1 million, or 16.1%, for the three months ended June 30, 2017, when compared to the three months ended June 30, 2016, primarily due to (i) increased natural gas costs of $9.2 million due to a 28.5% increase in the average cost of MWhs generated and (ii) increased total purchased power costs of $3.1 million due to a 21.9% increase in the MWhs purchased. These increases in energy expenses were partially offset by decreased coal costs of $2.9 million as a result of the sale of our interest in Four Corners, a coal-fired generation station, on July 6, 2016.

	Three Months Ended June 30,
	2017				2016
Fuel Type	Cost		MWh	Cost per MWh	Cost	MWh	Cost per MWh
	(in thousands)				(in thousands)
Natural gas	$38,602		1,055,911	$36.56	$29,387	1,032,439	$28.46
Coal	37	(a)	—	—	2,893	82,143	35.22
Nuclear	10,534		1,151,530	9.15	10,863	1,165,459	9.32
Total	49,173		2,207,441	22.28	43,143	2,280,041	18.92
Purchased power:
Photovoltaic	7,479		91,921	81.36	7,187	88,765	80.97
Other	9,242		307,904	30.02	6,423	239,329	26.84
Total purchased power	16,721		399,825	41.82	13,610	328,094	41.48
Total energy	$65,894		2,607,266	25.27	$56,753	2,608,135	21.76
_______________
(a) The sale of our interest in Four Corners, a coal-fired generation station, closed on July 6, 2016. The cost reported in 2017 represents the amortization of deferred coal mine reclamation obligations.

Energy expenses increased $15.5 million, or 15.3%, for the six months ended June 30, 2017, when compared to the six months ended June 30, 2016, primarily due to (i) increased natural gas costs of $14.2 million due to a 31.5% increase in the average cost of MWhs generated and (ii) increased total purchased power costs of $7.1 million due to a 37.8% increase in MWhs purchased. These increases in energy expenses were partially offset by decreased coal costs of $5.3 million as a result of the sale of our interest in Four Corners, a coal-fired generation station, on July 6, 2016.

	Six Months Ended June 30,
	2017				2016
Fuel Type	Cost		MWh	Cost per MWh	Cost		MWh	Cost per MWh
	(in thousands)				(in thousands)
Natural gas	$64,708		1,626,736	$39.78	$50,523		1,669,869	$30.26
Coal	245	(a)	—	—	5,528		163,149	33.88
Nuclear	20,826	(b)	2,515,057	8.90	21,411	(b)	2,545,956	9.11
Total	85,779		4,141,793	21.09	77,462		4,378,974	18.10
Purchased power:
Photovoltaic	12,778		156,656	81.57	12,695		156,529	81.10
Other	17,616		671,279	26.24	10,561		444,486	23.76
Total purchased power	30,394		827,935	36.71	23,256		601,015	38.69
Total energy	$116,173		4,969,728	23.69	$100,718		4,979,989	20.58
_______________
(a) The sale of our interest in Four Corners, coal-fired generation station, closed on July 6, 2016. The cost reported in 2017 represents the amortization of deferred coal mine reclamation obligations.
(b) Cost includes a DOE refund related to spent fuel storage of $1.6 million and $1.8 million recorded in March 2017 and 2016, respectively.
Cost per MWh excludes these refunds.
Energy expenses increased $16.7 million, or 7.2%, for the twelve months ended June 30, 2017, when compared to the twelve months ended June 30, 2016, primarily due to (i) increased natural gas costs of $17.2 million due to a 22.7% increase in the average cost of MWhs generated and (ii) increased total purchased power costs of $13.0 million due to a 23.6% increase in MWhs purchased. These increases in energy expenses were partially offset by (i) decreased coal costs of $11.9 million as a result of the sale of our interest in Four Corners, a coal-fired generation station, on July 6, 2016 and (ii) decreased nuclear costs of $1.6 million due to a 3.0% decrease in the average cost of MWhs generated and a 1.0% decrease in the MWhs generated with nuclear fuel.

	Twelve Months Ended June 30,
	2017				2016
Fuel Type	Cost		MWh	Cost per MWh	Cost		MWh	Cost per MWh
	(in thousands)				(in thousands)
Natural gas	$137,991		3,507,771	$39.34	$120,787		3,765,973	$32.07
Coal	871	(a)	12,109	71.93	12,725		510,248	24.94
Nuclear	43,193	(b)	5,062,945	8.84	44,808	(b)	5,116,546	9.11
Total	182,055		8,582,825	21.39	178,320		9,392,767	19.17
Purchased power:
Photovoltaic	23,496		289,927	81.04	23,261		287,056	81.03
Other	43,369		1,489,244	29.12	30,623		1,152,284	26.58
Total purchased power	66,865		1,779,171	37.58	53,884		1,439,340	37.44
Total energy	$248,920		10,361,996	24.17	$232,204		10,832,107	21.61
_____________
(a) The sale of our interest in Four Corners, coal-fired generation station, closed on July 6, 2016. The cost reported in 2017 represents the amortization of deferred coal mine reclamation obligations.
(b) Cost includes a DOE refund related to spent fuel storage of $1.6 million and $1.8 million recorded in March 2017 and 2016, respectively. Cost per MWh excludes these refunds.
Other operations expense
Other operations expense increased $3.0 million, or 5.3%, for the three months ended June 30, 2017, compared to the three months ended June 30, 2016 primarily due to a (i) $3.0 million increase in A&G operating expenses primarily due to timing of the accrual of employee incentive compensation, an annual merit increase and increased regulatory expenses, and (ii) a $2.4 million increase in operating expenses at Palo Verde primarily due to a $1.6 million increase in the A&G load true up in 2017 compared to 2016. These increases were partially offset by a $2.8 million decrease due to the sale of the Company's interest in Units 4 and 5 of Four Corners in July 2016.
Other operations expense increased $0.8 million, or 0.7%, for the six months ended June 30, 2017, compared to the six months ended June 30, 2016 primarily due to a (i) $3.7 million increase in A&G operating expenses primarily due to timing of the accrual of employee incentive compensation, an annual merit increase and an increase in pension and benefit costs due to an increase in medical claims paid and other employee benefit costs, and (ii) a $2.2 million increase in operating expenses at Palo Verde primarily due to a $1.6 million increase in the A&G load true up in 2017 compared to 2016. These increases were partially offset by a $5.5 million decrease due to the sale of the Company's interest in Units 4 and 5 of Four Corners in July 2016.
Other operations expense decreased $2.1 million, or 0.9%, for the twelve months ended June 30, 2017, compared to the twelve months ended June 30, 2016 primarily due to (i) a $7.8 million decrease due to the sale of the Company's interest in Units 4 and 5 of Four Corners in July 2016. This decrease was partially offset by (i) a $3.2 million increase in A&G operating expenses primarily due to timing of the accrual of employee incentive compensation, an annual merit increase and increased regulatory expenses, (ii) a $1.0 million increase in operating expenses at Palo Verde primarily due to a $1.6 million increase in the A&G load true up in 2017 compared to 2016, and (iii) a $0.8 million increase in routine operating expenses at MPS.
Maintenance expense
Maintenance expense remained relatively unchanged for the three months ended June 30, 2017, compared to the three months ended June 30, 2016.
Maintenance expense increased $3.5 million, or 9.1%, for the six months ended June 30, 2017, compared to the six months ended June 30, 2016 primarily due to (i) increased maintenance expense of $8.7 million for outages at Newman Units 1, 3, 4 & 5, and (ii) increased routine maintenance of $2.4 million at MPS, Rio Grande and Newman. These increases were partially offset by (i) $5.5 million due to the sale of the Company's interest in Units 4 and 5 of Four Corners in July 2016, (ii) $1.3 million decrease in maintenance expense for an outage at Rio Grande Unit 7 in 2016 with no comparable activity in 2017, and (iii) a $1.0 million decrease in maintenance expenses at Palo Verde.
Maintenance expense increased $2.5 million, or 3.6%, for the twelve months ended June 30, 2017 compared to the twelve months ended June 30, 2017 primarily due to (i) increased maintenance expense of $8.9 million for outages at Newman Units 1, 3, 4 & 5, and (ii) increased routine maintenance of $2.3 million at MPS and Rio Grande. These increases were partially offset by (i) $7.4 million due to the sale of the Company's interest in Units 4 and 5 of Four Corners in July 2016, (ii) a $1.3 million decrease in maintenance expenses at Palo Verde, and (iii) a $1.1 million decrease in maintenance expense for an outage at Rio Grande Unit 7 in 2016 with no comparable activity in 2017.
Depreciation and amortization expense
Depreciation and amortization expense decreased $1.4 million, or 5.7%, $2.7 million, or 5.8%, and $10.7 million, or 11.6%, for the three, six, and twelve months ended June 30, 2017, respectively, compared to the three, six, and twelve months ended June 30, 2016, primarily due to (i) reductions of approximately $2.9 million, $5.8 million, and $16.6 million, respectively, resulting from changes in depreciation rates as approved in the PUCT Final Order and in the NMPRC Final Order, and (ii) the sale of the Company's interest in Units 4 and 5 of the Four Corners Power Plant. These decreases were partially offset by increases in plant, including MPS Units 3 and 4, which were placed in service in May and September 2016, respectively.
Taxes other than income taxes
Taxes other than income taxes increased $1.9 million, or 12.7%, for the three months ended June 30, 2017 compared to the three months ended 2016, primarily due to increased revenue related taxes and increased property valuations in Texas as a result of MPS Units 3 and 4 being placed in service in 2016.
Taxes other than income taxes increased $2.9 million, or 9.5%, and $4.1 million, or 6.4%, for the six and twelve months ended June 30, 2017, respectively, compared to the six and twelve months ended June 30, 2016, primarily due to increased revenue related taxes and increased property valuations in Texas as a result of MPS Units 3 and 4 being placed in service in 2016. These increases were partially offset by decreased property taxes in New Mexico due to decreased property valuations.
Other income (deductions)
Other income (deductions) increased $2.0 million, or 41.0%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to increased investment and interest income due to higher realized gains in our decommissioning trust funds in 2017. This increase was partially offset by decreased allowance for equity funds used during construction ("AEFUDC") resulting from lower average balances of CWIP and a reduction in the AEFUDC rate.
Other income (deductions) increased $0.7 million, or 7.0%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to increased investment and interest income due to higher realized gains in our decommissioning trust funds in 2017. This increase was partially offset by (i) decreased AEFUDC resulting from lower average balances of CWIP and a reduction in the AEFUDC rate and (ii) gain on sale of land in 2016 with no comparable activity in 2017.
Other income (deductions) decreased $4.8 million, or 19.7%, for the twelve months ended June 30, 2017 compared to the twelve months ended June 30, 2016, primarily due to (i) decreased AEFUDC resulting from lower average balances of CWIP and a reduction in the AEFUDC rate and (ii) decreased miscellaneous other income due to net gains recognized on sale of assets in 2016 with no comparable activity in 2017. These decreases were partially offset by increased investment and interest income due to lower realized losses in our decommissioning trust funds.
Interest charges (credits)
Interest charges (credits) increased by $1.2 million, or 7.4%, for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, primarily due to (i) decreased allowance for borrowed funds used during construction ("ABFUDC") as a result of lower average balances of CWIP and a reduction in the ABFUDC accrual rate and (ii) an increase in interest on short-term borrowing for working capital purposes.
Interest charges (credits) increased by $3.6 million and $8.0 million, or 12.0% and 13.6%, for the six and twelve months ended June 30, 2017, respectively, compared to the six and twelve months ended June 30, 2016, primarily due to (i) increased interest expense on the $150 million of 5.00% Senior Notes due 2044 issued in March 2016, (ii) decreased allowance for ABFUDC as a result of lower average balances of CWIP and a reduction in the ABFUDC accrual rate and (iii) an increase in interest on short-term borrowing for working capital purposes.
Income tax expense (benefit)
Income tax expense increased $8.3 million, or 72.8%, $9.2 million, or 111.0%, and $30.4 million, or 93.1%, for the three, six and twelve months ended June 30, 2017, respectively. The increases compared to the three, six and twelve months ended June 30, 2016, are primarily due to increases in pre-tax income and increases in state income taxes due to normalization as discussed in Note F of the Notes to Financial Statements.
New Accounting Standards
See Notes to Financial Statements Note A for a discussion of new accounting standards.
Inflation
For the last several years, inflation has been relatively low and, therefore, has had minimal impact on our results of operations and financial condition.

Liquidity and Capital Resources
In March 2016, we issued $150 million aggregate principal amount of 5.00% Senior Notes due December 1, 2044 to repay outstanding short-term borrowings on our Revolving Credit Facility ("RCF") used for working capital and general corporate purposes, which may include funding capital expenditures. We continue to maintain a strong capital structure in which common stock equity represented 42.7% of our capitalization (common stock equity, long-term debt, current maturities of long-term debt and short-term borrowings under the RCF) as of June 30, 2017. At June 30, 2017, we had a balance of $11.3 million in cash and cash equivalents. Based on current projections, we believe that we will have adequate liquidity through our current cash balances, cash from operations and available borrowings under our RCF to meet all of our anticipated cash requirements for the next twelve months including the upcoming maturities of long term debt.
Our principal liquidity requirements in the near-term are expected to consist of capital expenditures to expand and support electric service obligations, expenditures for nuclear fuel inventory, interest payments on our indebtedness, cash dividend payments, operating expenses including fuel costs, maintenance costs and taxes, payment of our $50.0 million Series B 4.47% Senior Notes which mature on August 15, 2017 and payment or remarketing of $33.3 million 2012 Series A 1.875% Pollution Control Bonds which are subject to mandatory tender for purchase on September 1, 2017.
Capital Requirements. During the six months ended June 30, 2017, our primary capital requirements were for the construction and purchase of our electric utility plant, payments of common stock dividends and purchases of nuclear fuel. Capital requirements for new electric utility plant were $108.1 million for the six months ended June 30, 2017 and $102.8 million for the six months ended June 30, 2016. Capital expenditures for 2017 are expected to be approximately $215.0 million. Capital requirements for purchases of nuclear fuel were $20.6 million for the six months ended June 30, 2017, and $20.5 million for the six months ended June 30, 2016.
On June 30, 2017, we paid a quarterly cash dividend of $0.335 per share, or $13.6 million, to shareholders of record as of the close of business on June 16, 2017. We paid a total of $26.2 million in cash dividends during the six months ended June 30, 2017. At the current dividend rate, we expect to pay cash dividends of approximately $53.4 million during 2017. In addition, while we do not currently anticipate repurchasing shares of our common stock in 2017, we may repurchase shares of our common stock in the future. Under our repurchase program, purchases can be made at open market prices or in private transactions, and repurchased shares are available for issuance under employee benefit and stock incentive plans, or may be retired. No shares of common stock were repurchased during the six months ended June 30, 2017. As of June 30, 2017, a total of 393,816 shares remain available for repurchase under our currently authorized stock repurchase program.
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
We continually evaluate our funding requirements related to our retirement plans, other post-retirement benefit plans, and decommissioning trust funds. During the six months ended June 30, 2017, we contributed $6.5 million and $0.2 million to our retirement plans and other post-retirement benefits plan, respectively, and $2.3 million to our decommissioning trust funds. We are in compliance with the funding requirements of the federal government for our benefit plans. In addition, with respect to our nuclear plant decommissioning trust, we are in compliance with the funding requirements of the federal law and the ANPP Participation Agreement. We will continue to review our funding for these plans in order to meet our future obligations.
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
Capital Resources. Cash provided by operations, $68.0 million for the six months ended June 30, 2017 and $40.7 million for the six months ended June 30, 2016, is a significant source for funding capital requirements. The primary factors contributing to the increase in cash flows from operations were (i) the increase in net income and deferred income taxes, and (ii) changes in accounts payable and accounts receivable. A component of cash flows from operations is the change in net over-collection and under-collection of fuel revenues. The difference between fuel revenues collected and fuel expense incurred is deferred to be either refunded (over-recoveries) or surcharged (under-recoveries) to customers in the future. During the six months ended June 30,

2017, we had fuel over-recoveries of $2.7 million compared to under-recoveries of fuel costs of $2.0 million during the six months ended June 30, 2016. At June 30, 2017, we had a net fuel under-recovery balance of $8.2 million, including an under-recovery of $8.5 million in Texas offset by an over-recovery of $0.3 million in New Mexico. Contributing to the under-recovery balance in Texas is the recognition of $5.0 million resulting from the settlement of the Texas fuel reconciliation in the second quarter of 2017. On November 30, 2016, we filed a request to increase our Texas fixed fuel factor by approximately 28.8% to reflect increased fuel expenses primarily related to an increase in the price of natural gas used to generate power. The increase in our Texas fixed fuel factor was effective on an interim basis on January 1, 2017 and was approved by the PUCT on January 10, 2017.
We maintain the RCF for working capital and general corporate purposes and financing of nuclear fuel through RGRT. RGRT, the trust through which we finance our portion of nuclear fuel for Palo Verde, is consolidated in our financial statements. On January 9, 2017, we exercised the option to extend the maturity of the RCF by one year to January 14, 2020 and to increase the size of the facility by $50 million to $350 million. We still have the option to extend the facility by one additional year to January 2021 and to increase the RCF by up to $50 million (up to a total of $400 million) upon the satisfaction of certain conditions, more fully set forth in the agreement, including obtaining commitments from lenders or third party financial institutions. The total amount borrowed for nuclear fuel by RGRT, excluding debt issuance costs, was $133.9 million at June 30, 2017, of which $38.9 million had been borrowed under the RCF, and $95.0 million was borrowed through the issuance of senior notes. Borrowings by RGRT for nuclear fuel, excluding debt issuance costs, were $129.6 million as of June 30, 2016, of which $34.6 million had been borrowed under the RCF and $95.0 million was borrowed through the issuance of senior notes. Interest costs on borrowings to finance nuclear fuel are accumulated by RGRT and charged to us as fuel is consumed and recovered through fuel recovery charges. At June 30, 2017, $140.0 million was outstanding under the RCF for working capital and general corporate purposes, which may include funding capital expenditures. At June 30, 2016, $67.0 million was outstanding under the RCF for working capital and general corporate purposes. Total aggregate borrowings under the RCF at June 30, 2017 were $178.9 million with an additional $171.1 million available to borrow, after giving consideration to the $50 million increase on January 9, 2017.
We received approval from the NMPRC on October 7, 2015, and from the FERC on October 19, 2015, to issue up to $310.0 million in long-term debt and to guarantee the issuance of up to $65.0 million of debt by RGRT to finance future purchases of nuclear fuel and to refinance existing nuclear fuel debt obligations. We also requested approval from the FERC to continue to utilize our existing RCF without change from the FERC’s previously approved authorization. The FERC authorization is effective from November 15, 2015 through November 15, 2017. The approvals granted in these cases supersede prior approvals. Under this authorization, on March 24, 2016, we issued $150.0 million in aggregate principal amount of 5.00% Senior Notes due December 1, 2044. These senior notes constitute an additional issuance of our 5.00% Senior Notes due 2044, of which $150.0 million was previously issued on December 1, 2014, for a total principal amount outstanding of $300.0 million.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk due to changes in interest rates, equity prices and commodity prices. See our 2016 Form 10-K, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," for a complete discussion of the market risks we face and our market risk sensitive assets and liabilities. As of June 30, 2017, there have been no material changes in the market risks we face or the fair values of assets and liabilities disclosed in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in our 2016 Form 10-K Annual Report.

Item 4.	Controls and Procedures
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation pursuant to Rule 13a-15(b) under the Exchange Act of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of June 30, 2017, our disclosure controls and procedures are effective.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15, that occurred during the quarter ended June 30, 2017, that materially affected, or that were reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We hereby incorporate by reference the information set forth in Part I of this report under Notes C and H of the Notes to Financial Statements.

Item 1A.	Risk Factors
Our 2016 Form 10-K includes a detailed discussion of our risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (Including Commissions)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2017	746	$51.65	—	393,816
May 1 to May 31, 2017	—	—	—	393,816
June 1 to June 30, 2017	—	—	—	393,816
_____________________
(a) Represents shares of common stock delivered to us as payment of withholding taxes due upon the vesting of restricted stock held by our employees, not considered part of the 2011 Plan.

Item 5.	Other Information
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
Dated: August 4, 2017

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

