Form 10-Q
period 2017-09-30
EL PASO ELECTRIC CO /TX/
filed 2017-11-03
CIK 31978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of October 31, 2017, there were 40,591,794 shares of the Company’s no par value common stock outstanding.

EL PASO ELECTRIC COMPANY

( i)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EL PASO ELECTRIC COMPANY
BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)

ASSETS (In thousands)
Utility plant:
Electric plant in service	$3,928,478	$3,791,566
Less accumulated depreciation and amortization	(1,306,482)	(1,244,332)
Net plant in service	2,621,996	2,547,234
Construction work in progress	154,806	154,738
Nuclear fuel; includes fuel in process of $71,715 and $57,315, respectively	207,655	194,842
Less accumulated amortization	(85,221)	(75,602)
Net nuclear fuel	122,434	119,240
Net utility plant	2,899,236	2,821,212
Current assets:
Cash and cash equivalents	7,060	8,420
Accounts receivable, principally trade, net of allowance for doubtful accounts of $2,432 and $2,156, respectively	127,505	88,452
Inventories, at cost	51,125	47,216
Under-collection of fuel revenues	—	11,123
Prepayments and other	13,310	8,988
Total current assets	199,000	164,199
Deferred charges and other assets:
Decommissioning trust funds	278,119	255,708
Regulatory assets	112,529	118,861
Other	16,570	16,298
Total deferred charges and other assets	407,218	390,867
Total assets	$3,505,454	$3,376,278

See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
BALANCE SHEETS (Continued)

	September 30, 2017	December 31, 2016
	(Unaudited)
CAPITALIZATION AND LIABILITIES (In thousands except for share data)
Capitalization:
Common stock, stated value $1 per share, 100,000,000 shares authorized, 65,666,808 and 65,685,615 shares issued, and 161,880 and 137,017 restricted shares, respectively	$65,829	$65,823
Capital in excess of stated value	324,926	322,643
Retained earnings	1,166,757	1,114,561
Accumulated other comprehensive loss, net of tax	(1,150)	(7,116)
	1,556,362	1,495,911
Treasury stock, 25,236,894 and 25,304,914 shares, respectively, at cost	(420,382)	(421,515)
Common stock equity	1,135,980	1,074,396
Long-term debt, net of current portion	1,195,868	1,195,513
Total capitalization	2,331,848	2,269,909
Current liabilities:
Current maturities of long-term debt	—	83,143
Short-term borrowings under the revolving credit facility	167,901	81,574
Accounts payable, principally trade	57,250	62,953
Taxes accrued	39,063	32,488
Interest accrued	19,028	13,287
Over-collection of fuel revenues	3,020	255
Other	29,571	29,709
Total current liabilities	315,833	303,409
Deferred credits and other liabilities:
Accumulated deferred income taxes	596,042	555,066
Accrued pension liability	85,189	92,768
Accrued post-retirement benefit liability	36,353	34,400
Asset retirement obligation	91,123	81,800
Regulatory liabilities	24,233	18,435
Other	24,833	20,491
Total deferred credits and other liabilities	857,773	802,960
Commitments and contingencies
Total capitalization and liabilities	$3,505,454	$3,376,278
See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except for share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Operating revenues	$297,470	$323,225	$720,648	$698,899
Energy expenses:
Fuel	57,889	54,355	143,668	131,817
Purchased and interchanged power	17,430	24,459	47,824	47,715
	75,319	78,814	191,492	179,532
Operating revenues net of energy expenses	222,151	244,411	529,156	519,367
Other operating expenses:
Other operations	60,692	64,373	176,650	179,577
Maintenance	11,944	14,064	53,349	52,005
Depreciation and amortization	22,565	15,952	66,994	63,097
Taxes other than income taxes	21,213	20,165	54,208	50,297
	116,414	114,554	351,201	344,976
Operating income	105,737	129,857	177,955	174,391
Other income (deductions):
Allowance for equity funds used during construction	668	1,398	2,209	5,867
Investment and interest income, net	3,715	3,773	14,487	10,293
Miscellaneous non-operating income	242	272	366	1,073
Miscellaneous non-operating deductions	(1,067)	(1,312)	(2,337)	(2,668)
	3,558	4,131	14,725	14,565
Interest charges (credits):
Interest on long-term debt and revolving credit facility	18,215	18,324	54,989	53,221
Other interest	728	268	1,910	1,102
Capitalized interest	(1,193)	(1,243)	(3,831)	(3,738)
Allowance for borrowed funds used during construction	(671)	(1,131)	(2,173)	(4,164)
	17,079	16,218	50,895	46,421
Income before income taxes	92,216	117,770	141,785	142,535
Income tax expense	32,532	43,134	50,024	51,423
Net income	$59,684	$74,636	$91,761	$91,112

Basic earnings per share	$1.47	$1.84	$2.26	$2.25

Diluted earnings per share	$1.47	$1.84	$2.26	$2.25

Dividends declared per share of common stock	$0.335	$0.310	$0.980	$0.915
Weighted average number of shares outstanding	40,427,589	40,363,819	40,408,100	40,344,834
Weighted average number of shares and dilutive potential shares outstanding	40,551,315	40,425,942	40,516,777	40,395,811

 See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except for share data)

	Twelve Months Ended
	September 30,
	2017	2016
Operating revenues	$908,685	$875,801
Energy expenses:
Fuel	185,589	171,877
Purchased and interchanged power	59,836	58,823
	245,425	230,700
Operating revenues net of energy expenses	663,260	645,101
Other operating expenses:
Other operations	239,087	243,912
Maintenance	68,090	67,456
Depreciation and amortization	88,214	85,841
Taxes other than income taxes	69,444	65,189
	464,835	462,398
Operating income	198,425	182,703
Other income (deductions):
Allowance for equity funds used during construction	3,365	8,089
Investment and interest income, net	18,277	15,237
Miscellaneous non-operating income	585	1,598
Miscellaneous non-operating deductions	(3,368)	(4,219)
	18,859	20,705
Interest charges (credits):
Interest on long-term debt and revolving credit facility	73,312	69,629
Other interest	2,111	1,474
Capitalized interest	(5,083)	(4,948)
Allowance for borrowed funds used during construction	(2,992)	(5,736)
	67,348	60,419
Income before income taxes	149,936	142,989
Income tax expense	52,519	51,229
Net income	$97,417	$91,760

Basic earnings per share	$2.40	$2.27

Diluted earnings per share	$2.40	$2.27

Dividends declared per share of common stock	$1.29	$1.21
Weighted average number of shares outstanding	40,398,022	40,332,835
Weighted average number of shares and dilutive potential shares outstanding	40,498,642	40,380,443

See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF COMPREHENSIVE OPERATIONS
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,
	2017	2016	2017	2016	2017	2016
Net income	$59,684	$74,636	$91,761	$91,112	$97,417	$91,760
Other comprehensive income (loss):
Unrecognized pension and post-retirement benefit costs:
Net (loss) gain arising during period	—	—	—	—	(20,053)	5,429
Prior service benefit	—	—	—	—	32,697	824
Reclassification adjustments included in net income for amortization of:
Prior service benefit	(2,414)	(1,663)	(7,243)	(4,993)	(9,657)	(6,636)
Net loss	1,695	1,087	5,083	3,532	6,516	5,688
Net unrealized gains on marketable securities:
Net holding gains arising during period	5,945	4,313	18,124	9,293	17,275	15,028
Reclassification adjustments for net gains included in net income	(1,765)	(2,072)	(9,122)	(5,570)	(11,192)	(8,797)
Net losses on cash flow hedges:
Reclassification adjustment for interest expense included in net income	134	126	396	371	523	490
Total other comprehensive income before income taxes	3,595	1,791	7,238	2,633	16,109	12,026
Income tax benefit (expense) related to items of other comprehensive (loss) income:
Unrecognized pension and post-retirement benefit costs	262	(228)	716	(6)	(3,539)	(2,536)
Net unrealized gains on marketable securities	(825)	(435)	(1,814)	(757)	(1,163)	(1,269)
Losses on cash flow hedges	(49)	(165)	(174)	(293)	(220)	(335)
Total income tax expense	(612)	(828)	(1,272)	(1,056)	(4,922)	(4,140)
Other comprehensive income, net of tax	2,983	963	5,966	1,577	11,187	7,886
Comprehensive income	$62,667	$75,599	$97,727	$92,689	$108,604	$99,646
See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net income	$91,761	$91,112
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of electric plant in service	66,994	63,097
Amortization of nuclear fuel	32,494	33,088
Deferred income taxes, net	47,457	48,457
Allowance for equity funds used during construction	(2,209)	(5,867)
Other amortization and accretion	14,934	12,102
Gain on sale of property, plant and equipment	—	(545)
Net gains on sale of decommissioning trust funds	(9,122)	(5,570)
Other operating activities	(762)	871
Change in:
Accounts receivable	(39,298)	(46,371)
Inventories	(2,988)	(16)
Net under/over-collection of fuel revenues	13,888	(11,766)
Prepayments and other	(5,120)	(4,467)
Accounts payable	525	6,994
Taxes accrued	6,539	4,560
Interest accrued	5,741	6,700
Other current liabilities	(138)	1,218
Deferred charges and credits	(1,950)	(16,817)
Net cash provided by operating activities	218,746	176,780
Cash flows from investing activities:
Cash additions to utility property, plant and equipment	(140,367)	(168,830)
Cash additions to nuclear fuel	(31,618)	(29,929)
Capitalized interest and AFUDC:
Utility property, plant and equipment	(4,382)	(10,031)
Nuclear fuel and other	(3,831)	(3,738)
Allowance for equity funds used during construction	2,209	5,867
Decommissioning trust funds:
Purchases, including funding of $3.4 million	(80,785)	(66,463)
Sales and maturities	76,498	60,165
Proceeds from sale of property, plant and equipment	—	3,251
Other investing activities	(204)	3,383
Net cash used for investing activities	(182,480)	(206,325)
Cash flows from financing activities:
Dividends paid	(39,747)	(37,021)
Borrowings under the revolving credit facility:
Proceeds	532,332	269,977
Payments	(446,005)	(356,523)
Payment on maturing senior notes	(50,000)	—
Payment on maturing pollution control bond	(33,300)	—
Proceeds from issuance of senior notes	—	157,052
Other financing activities	(906)	(2,045)
Net cash provided by (used for) financing activities	(37,626)	31,440
Net increase (decrease) in cash and cash equivalents	(1,360)	1,895
Cash and cash equivalents at beginning of period	8,420	8,149
Cash and cash equivalents at end of period	$7,060	$10,044

See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

A. Principles of Preparation
These condensed financial statements should be read in conjunction with the financial statements and notes thereto in the Annual Report of El Paso Electric Company on Form 10-K for the fiscal year ended December 31, 2016 ("2016 Form 10-K"). Capitalized terms used in this report and not defined herein have the meaning ascribed to such terms in the 2016 Form 10-K. In the opinion of the Company’s management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company at September 30, 2017 and December 31, 2016; the results of its operations and comprehensive operations for the three, nine and twelve months ended September 30, 2017 and 2016; and its cash flows for the nine months ended September 30, 2017 and 2016. The results of operations and comprehensive operations for the three and nine months ended September 30, 2017 and 2016, and the cash flows for the nine months ended September 30, 2017 and 2016, are not necessarily indicative of the results to be expected for the full calendar year.
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
Revenues. Revenues related to the sale of electricity are generally recorded when service is provided or electricity is delivered to customers. The billing of electricity sales to retail customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. Unbilled revenues are recorded for estimated amounts of energy delivered in the period following the customer's billing cycle to the end of the month. Unbilled revenues are estimated based on monthly generation volumes and by applying an average revenue/kWh to the number of estimated kWhs delivered but not billed. Accounts receivable included accrued unbilled revenues of $29.9 million at September 30, 2017 and $21.0 million at December 31, 2016. The Company presents revenues net of sales taxes in its statements of operations.
Depreciation. The Company routinely evaluates the depreciable service lives, cost of removal and salvage values of its property, plant and equipment. Depreciation is provided on a straight-line basis over the estimated remaining lives of the assets (ranging in average from 5 to 48 years). When mass-asset property is retired or otherwise disposed of in the normal course of business, its cost, together with the cost of removal, less salvage, is charged to accumulated depreciation. For other property dispositions, the applicable cost and accumulated depreciation is removed from the balance sheet accounts and a gain or loss is recognized.
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
The Company is currently in the process of evaluating the impact of the new standard on its various revenue and cash flow streams, including the evaluation of the impact, if any, on changes to business processes, systems and controls to support recognition and disclosure under the new guidance. Tariff sales to customers are determined to be in the scope of the new standard and represent a significant portion of the Company's total operating revenues. The Company currently expects that the timing or pattern of revenue recognition from tariff sales will not significantly change. The Company's evaluation of other revenue streams is ongoing. The Company's initial assessments may change as it executes its implementation plan and new guidance is provided by the American Institute of Certified Public Accountants Power and Utilities Industry Task Force. The completion of these assessments could impact current accounting policies, revenue recognition and disclosures in the notes to the financial statements.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requiring qualitative and quantitative disclosures on leasing agreements. ASU 2016-02 maintains a distinction between finance leases and operating leases similar to the distinction under previous lease guidance for capital leases and operating leases. The impact of leases reported in the Company's operating results and statement of cash flows is expected to be similar to previous GAAP. ASU 2016-02 requires the recognition in the statement of financial position, by the lessee, of a liability to make lease payments (lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. How leases are recorded in regard to financial position represents a significant change from previous GAAP guidance. The lessee is permitted to make an accounting policy election to not recognize lease assets and lease liabilities for short-term leases. Implementation of the standard will be required for reporting periods beginning after December 15, 2018. Adoption of the new lease accounting standard will require the Company to apply the new standard to the earliest period using a modified retrospective approach. The Company is currently in the process of evaluating the impact of the new standard, which includes continuing to monitor activities of the FASB related to industry specific issues, including the impact of the recently proposed practical expedient related to land easements. The Company's evaluation process also includes evaluating the impact, if any, on changes to business processes, systems and controls to support recognition and disclosure under the new guidance; however, at this time the Company is unable to determine the impact this standard will have on the financial statements and related disclosures.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). ASU 2016-13 changes how companies measure and recognize credit impairment for many financial assets. The new current expected credit loss model will require companies to immediately recognize an estimate of credit losses expected to occur over the remaining life of the financial assets that are in the scope of the standard. The ASU also makes targeted amendments to the current impairment model for available-for-sale debt securities. The provisions in ASU 2016-13 will be required for reporting periods beginning after December 15, 2019. ASU 2016-13 will be applied in a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is implemented. The Company is currently assessing the future impact of ASU 2016-13.
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

Supplemental Cash Flow Disclosures (in thousands)
	Nine Months Ended
	September 30,
	2017	2016
Cash paid for:
Interest on long-term debt and borrowings under the revolving credit facility	$47,412	$46,867
Income tax paid, net	1,576	3,337
Non-cash investing and financing activities:
Sale of interest in Four Corners Generating Station (a)	—	27,720
Changes in accrued plant additions	(6,228)	4,277
Grants of restricted shares of common stock	1,171	1,236
Issuance of performance shares	932	—

(a)
The Company sold its interest in Four Corners Generating Station ("Four Corners") in July 2016 for approximately $32.0 million based on book value as defined in the purchase and sale agreement related to the sale. The sales price was adjusted downward by $7.0 million and $19.5 million to reflect Arizona Public Service Company's ("APS") affiliate assumption of the Company's obligation to pay for future plant decommissioning and mine reclamation expense, respectively. The sales price was also adjusted downward by approximately $1.3 million for closing adjustments and other assets and liabilities assumed by APS's affiliate. At the closing of the sale on July 6, 2016, the Company received approximately $4.2 million in cash.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

B. Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated Other Comprehensive Income (Loss) (net of tax) by component are presented below (in thousands):
	Three Months Ended September 30, 2017				Three Months Ended September 30, 2016
	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Marketable Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Marketable Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)

Balance at beginning of period	$(24,915)	$32,296	$(11,514)	$(4,133)	$(30,532)	$28,925	$(11,693)	$(13,300)
Other comprehensive income before reclassifications	—	4,768	—	4,768	—	3,493	—	3,493
Amounts reclassified from accumulated other comprehensive income (loss)	(457)	(1,413)	85	(1,785)	(804)	(1,687)	(39)	(2,530)
Balance at end of period	$(25,372)	$35,651	$(11,429)	$(1,150)	$(31,336)	$30,731	$(11,732)	$(12,337)

	Nine Months Ended September 30, 2017				Nine Months Ended September 30, 2016
	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Marketable Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Marketable Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)

Balance at beginning of period	$(23,928)	$28,463	$(11,651)	$(7,116)	$(29,869)	$27,765	$(11,810)	$(13,914)
Other comprehensive income before reclassifications	—	14,491	—	14,491	—	7,459	—	7,459
Amounts reclassified from accumulated other comprehensive income (loss)	(1,444)	(7,303)	222	(8,525)	(1,467)	(4,493)	78	(5,882)
Balance at end of period	$(25,372)	$35,651	$(11,429)	$(1,150)	$(31,336)	$30,731	$(11,732)	$(12,337)

	Twelve Months Ended September 30, 2017				Twelve Months Ended September 30, 2016
	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Marketable Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Marketable Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)

Balance at beginning of period	$(31,336)	$30,731	$(11,732)	$(12,337)	$(34,105)	$25,769	$(11,887)	$(20,223)
Other comprehensive income before reclassifications	7,363	13,936	—	21,299	3,777	12,058	—	15,835
Amounts reclassified from accumulated other comprehensive income (loss)	(1,399)	(9,016)	303	(10,112)	(1,008)	(7,096)	155	(7,949)
Balance at end of period	$(25,372)	$35,651	$(11,429)	$(1,150)	$(31,336)	$30,731	$(11,732)	$(12,337)

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Amounts reclassified from Accumulated Other Comprehensive Income (Loss) for the three, nine and twelve months ended September 30, 2017 and 2016 are as follows (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,		Affected Line Item in the Statement of Operations
	2017	2016	2017	2016	2017	2016

Amortization of pension and post-retirement benefit costs:
Prior service benefit	$2,414	$1,663	$7,243	$4,993	$9,657	$6,636	(a)
Net loss	(1,695)	(1,087)	(5,083)	(3,532)	(6,516)	(5,688)	(a)
	719	576	2,160	1,461	3,141	948	(a)
Income tax effect	(262)	228	(716)	6	(1,742)	60	Income tax (benefit) expense
	457	804	1,444	1,467	1,399	1,008	Net income

Marketable securities:
Net realized gain on sale of securities	1,765	2,072	9,122	5,570	11,192	8,797	Investment and interest income, net
	1,765	2,072	9,122	5,570	11,192	8,797	Income before income taxes
Income tax effect	(352)	(385)	(1,819)	(1,077)	(2,176)	(1,701)	Income tax benefit
	1,413	1,687	7,303	4,493	9,016	7,096	Net income

Loss on cash flow hedge:
Amortization of loss	(134)	(126)	(396)	(371)	(523)	(490)	Interest on long-term debt and revolving credit facility
	(134)	(126)	(396)	(371)	(523)	(490)	Loss before income taxes
Income tax effect	49	165	174	293	220	335	Income tax expense
	(85)	39	(222)	(78)	(303)	(155)	Net (loss) income

Total reclassifications	$1,785	$2,530	$8,525	$5,882	$10,112	$7,949

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
On July 21, 2016, the parties to PUCT Docket No. 44941 filed the Joint Motion to Implement Uncontested Amended and Restated Stipulation and Agreement which was unopposed by the parties ("2016 Unopposed Settlement"). On August 25, 2016, the PUCT approved the 2016 Unopposed Settlement and issued its final order in Docket No. 44941 ("2016 PUCT Final Order"), as proposed. The 2016 PUCT Final Order provided for: (i) an annual non-fuel base rate increase, lower annual depreciation expense, a revised return on equity for allowance for funds used during construction ("AFUDC") purposes, and the inclusion of substantially all new plant in service in rate base; (ii) an additional annual non-fuel base rate increase of $3.7 million related to Four Corners costs, which was collected through a surcharge that terminated on July 11, 2017; (iii) removing the separate rate treatment for residential customers with solar systems that the Company had proposed in its August 10, 2015 filing; (iv) allowing the Company to recover $3.1 million in rate case expenses through a separate surcharge; and (v) allowing the Company to recover revenues associated with the relate back of rates to consumption on and after January 12, 2016 through March 31, 2016 through a separate surcharge.
Interim rates associated with the annual non-fuel base rate increase became effective on April 1, 2016. The additional surcharges associated with the incremental Four Corners costs, rate case expenses and the relate back of rates to consumption on and after January 12, 2016 through March 31, 2016 were implemented on October 1, 2016.
For financial reporting purposes, the Company deferred any recognition of the Company's request in its 2015 Texas Retail Rate Case until it received the 2016 PUCT Final Order on August 25, 2016. Accordingly, it reported in the third quarter of 2016 the cumulative effect of the 2016 PUCT Final Order which related back to January 12, 2016.
2017 Texas Retail Rate Case Filing. On February 13, 2017, the Company filed with the City of El Paso, other municipalities incorporated in the Company's Texas service territory and the PUCT in Docket No. 46831, a request for an increase in non-fuel base revenues of approximately $42.5 million. On May 16, 2017, the Company filed a motion to sever rate case expense issues from the main rate case. The request was approved by the Administrative Law Judges ("ALJs"), initiating Docket No. 47228, on June 5, 2017.
On July 21, 2017, the Company filed its rebuttal testimony modifying the requested increase to $39.2 million. The decrease from the original request related primarily to the transfer of the recovery of $3.0 million of the rate case expenses to a separate proceeding as noted above. The Company requested, pursuant to its statutory right, to have its new rates relate back for consumption on and after July 18, 2017, which was the 155th day after the filing of the rate case. The difference in rates that would have been billed will be surcharged or refunded to customers after the PUCT's final order is issued in Docket No. 46831. The PUCT has the authority to require the Company to surcharge or refund such difference over a period not to exceed 18 months.
On November 2, 2017 the Joint Motion to Implement Uncontested Stipulation and Agreement ("2017 Unopposed Settlement") was filed with the ALJs for the Company's rate case pending in Docket No. 46831. Key terms of the 2017 Unopposed Settlement include: (i) an annual non-fuel base rate increase of $14.5 million; (ii) a return on equity of 9.65%; (iii) a determination that all new plant in service was prudent and used and useful and therefore is included in rate base; and (iv) allowing the Company to recover approximately $3.4 million in rate case expenses incurred through August 2017, through a separate surcharge over a three-year period. The 2017 Unopposed Settlement also establishes baseline revenue requirements for recovery of future transmission and distribution investment costs and includes a minimum monthly bill of $30.00 for new residential customers with distributed

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

generation, such as private rooftop solar. Additionally, the 2017 Unopposed Settlement allows for the annual recovery of $2.1 million of nuclear decommissioning funding and establishes annual depreciation expense that is approximately $1.9 million lower than the annual amount requested by the Company in its initial filing.
The filing with the ALJs requested that they return the case to the PUCT for approval. A final PUCT order ("Final Order") in the 2017 Texas retail rate case is expected to be issued in the fourth quarter of 2017.
The Company did not recognize the impacts of the 2017 Unopposed Settlement in the Statements of Operations for the third quarter of 2017 because the Final Order has not yet been issued by the PUCT. At this time, the Company believes the revenue and other impacts of the 2017 Unopposed Settlement for financial reporting purposes will be recognized during the fourth quarter of 2017, which is when the Final Order is expected to be issued by the PUCT. Regardless of when the Final Order is issued by the PUCT, the new rates are expected to relate back to consumption on or after July 18, 2017.
Energy Efficiency Cost Recovery Factor. On May 1, 2017, the Company filed its annual application, which was assigned PUCT Docket No. 47125, to establish its energy efficiency cost recovery factor for 2018. In addition to projected energy efficiency costs for 2018 and a true-up to prior year actual costs, the Company requested approval of a $1.0 million bonus for the 2016 energy efficiency program results in accordance with PUCT rules. On August 2, 2017, the Company filed an agreed motion to request suspension of the schedule in the case to allow the parties to pursue settlement. The hearing on the merits of this case was scheduled to begin on August 15, 2017, but has been continued pending possible settlement. The Company cannot predict the outcome of this matter at this time.
Fuel and Purchased Power Costs. On November 30, 2016, the Company filed a request, which was assigned PUCT Docket No. 46610, to increase its fixed fuel factor by approximately 28.8% to reflect increased fuel expenses primarily related to an increase in the price of natural gas used to generate power. The increase in the fixed fuel factor was effective on an interim basis January 1, 2017 and approved by the PUCT on January 10, 2017. As of September 30, 2017, the Company had over-recovered fuel costs in the amount of $1.1 million for the Texas jurisdiction. On October 13, 2017, the Company filed a request to decrease the Texas fixed fuel factor by approximately 19% to reflect decreased fuel expenses primarily related to a decrease in the price of natural gas used to generate power. The decrease in the Texas fixed fuel factor became effective beginning with the November 2017 billing month and will continue thereafter until changed by the PUCT.
Fuel Reconciliation Proceeding. On September 27, 2016, the Company filed an application with the PUCT, designated as PUCT Docket No. 46308, to reconcile $436.6 million of Texas fuel and purchased power expenses incurred during the period of April 1, 2013 through March 31, 2016. On June 29, 2017, the PUCT approved a settlement in this proceeding. The settlement provides for the reconciliation of fuel and purchased power costs incurred from April 1, 2013 through March 31, 2016. Additionally, the settlement modifies and tightens the Palo Verde Nuclear Generating Station ("Palo Verde") performance rewards measurement bands beginning with the 2018 performance period. The financial results for the nine months ended September 30, 2017 include a $5.0 million, pre-tax increase to income reflecting the settlement of the Texas fuel reconciliation proceeding. This amount includes Palo Verde performance rewards associated with the 2013 to 2015 performance periods net of disallowed fuel and purchased power costs as approved in the settlement. As of September 30, 2017, Texas jurisdictional fuel and purchased power costs subject to a future Texas fuel reconciliation are approximately $223.3 million.
Community Solar. On June 8, 2015, the Company filed a petition with the PUCT to initiate a community solar program that includes the construction and ownership of a 3 MW solar photovoltaic system located at the Company's Montana Power Station. Participation will be on a voluntary basis, and customers will contract for a set capacity (kW) amount and receive all energy produced. This case was assigned PUCT Docket No. 44800. The Company filed a settlement agreement among all parties on July 1, 2016 approving the program, and the PUCT approved the settlement agreement and program on September 1, 2016. On April 19, 2017, the Company announced that the entire 3 MW program was fully subscribed by approximately 1,500 Texas customers. The Community Solar facility began commercial operation on May 31, 2017.
Four Corners Generating Station. On February 17, 2015, the Company and APS entered into an asset purchase agreement ("Purchase and Sale Agreement") providing for the sale of the Company's interest in Four Corners to APS. The sale of the Company's interest in Four Corners closed on July 6, 2016.
On June 10, 2015, the Company filed an application in Texas requesting reasonableness and public interest findings and certain rate and accounting findings related to the Purchase and Sale Agreement. This case was assigned PUCT Docket No. 44805. Subsequent to the filing of the application, the case was subject to numerous procedural matters, including a March 23, 2016 order in which the PUCT determined not to dismiss the reasonableness and public interest issues in this docket but to consider the requested rate and accounting findings, including coal mine reclamation costs, in a rate case proceeding. On September 1, 2016,

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

a motion by parties in the proceeding to suspend the procedural schedule in order to pursue settlement was approved. On March 3, 2017, the Company filed a Joint Motion to Implement Stipulation and Agreement ("Stipulation and Agreement"), and PUCT Staff filed its recommendation that the Company’s disposition of its interest in Four Corners was reasonable and consistent with the public interest. Additionally, the signatories of the Stipulation and Agreement agreed to support the recovery of the Company's Four Corners decommissioning costs in the 2017 Texas retail rate case. A final order approving the Stipulation and Agreement was adopted by the PUCT on March 30, 2017.
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
Fuel and Purchased Power Costs. Historically, fuel and purchased power costs were recovered through base rates and a Fuel and Purchased Power Cost Adjustment Clause ("FPPCAC") that accounts for changes in the costs of fuel relative to the amount included in base rates. Effective July 1, 2016, with the implementation of the final order in Case No. 15-00127-UT, fuel and purchased power costs are no longer recovered through base rates but are recovered through the FPPCAC. The Company's request to reconcile its fuel and purchased power costs for the period January 1, 2013 through December 31, 2014 was approved in Case No. 15-00127-UT. New Mexico jurisdictional costs subject to prudence review are costs from January 1, 2015 through September 30, 2017 that total approximately $160.9 million. At September 30, 2017, the Company had a net fuel over-recovery balance of approximately $1.9 million in New Mexico.
5 MW Holloman Air Force Base ("HAFB") Facility Certificate of Convenience and Necessity ("CCN"). On October 7, 2015, in NMPRC Case No. 15-00185-UT, the NMPRC issued a final order approving a CCN for a 5 MW solar power generation facility located on HAFB in the Company's service territory in New Mexico. The Company and HAFB negotiated a retail contract, which includes power sales agreement for the facility, to replace the existing load retention agreement which was approved by final order issued October 5, 2016 in NMPRC Case No. 16-00224-UT. Construction of the solar generation facility is expected to be completed in the third quarter of 2018.
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
On July 1, 2016, the Company filed its 2015 Annual Report for Energy Efficiency Programs, which included an incentive for verified 2015 program performance of $0.3 million, which was approved in Case No. 13-00176-UT. The Company recorded the $0.3 million approved incentive in operating revenues in the first quarter of 2017. In addition, on June 30, 2017, the Company filed its 2016 Annual Report for Energy Efficiency Programs, which included an incentive for verified 2016 program performance of $0.4 million which was approved in Case No. 13-00176-UT. The Company recorded the $0.4 million approved incentive in operating revenues in the third quarter of 2017.
Revolving Credit Facility, Issuance of Long-Term Debt, and Securities Financing. On October 7, 2015, the Company received approval from the NMPRC to guarantee the issuance of up to $65.0 million of long-term debt by the Rio Grande Resources Trust

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

("RGRT") to finance future purchases of nuclear fuel and to refinance existing nuclear fuel debt obligations, for which the approval remains effective. On October 4, 2017, the Company received additional approval in NMPRC Case No. 17-00217-UT to amend and extend its Revolving Credit Facility ("RCF"), issue up to $350.0 million in long-term debt and to redeem and refinance the $63.5 million 2009 Series A 7.25% Pollution Control Bonds and the $37.1 million 2009 Series B 7.25% Pollution Control Bonds, which are subject to optional redemption in 2019. The NMPRC approval to issue $350.0 million in long-term debt supersedes prior approval.
Other Required Approvals. The Company has obtained other required approvals for other tariffs and other approvals as required by the NMPRC.
Federal Regulatory Matters
Revolving Credit Facility, Issuance of Long-Term Debt, Securities Financing, and Guarantee of Debt. On October 31, 2017, the FERC issued an order in Docket No. ES17-54-000 approving the Company's filing to (i) amend and extend the RCF; (ii) issue up to $350.0 million in long-term debt; (iii) guarantee the issuance of up to $65.0 million of long-term debt by the RGRT; and (iv) redeem and refinance the $63.5 million 2009 Series A 7.25% Pollution Control Bonds and the $37.1 million 2009 Series B 7.25% Pollution Control Bonds, which are subject to optional redemption in 2019. The order also approves the Company's request to continue to utilize the Company's existing RCF with the ability to amend and extend at a future date. The authorization is effective from November 15, 2017 through November 14, 2019 and supersedes prior approvals.
The Company has obtained required approvals for rates, tariffs and other approvals as required by the FERC.
D. Palo Verde
Decommissioning. Pursuant to the Arizona Nuclear Power Project ("ANPP") Participation Agreement and federal law, the Company funds its share of the estimated costs to decommission Palo Verde Units 1, 2 and 3, including the Common Facilities, through the term of their respective operating licenses and is required to maintain a minimum accumulation and funding level in its decommissioning account at the end of each annual reporting period during the life of the plant. The Company has established external trusts with an independent trustee, which enables the Company to record a current deduction for federal income tax purposes for most of the amounts funded. At September 30, 2017, the Company’s decommissioning trust fund had a balance of $278.1 million, which is above its minimum funding level. The Company monitors the status of its decommissioning funds and adjusts its deposits, if necessary.
Decommissioning costs are estimated every three years based upon engineering cost studies performed by outside engineers retained by APS. In April 2017, the Palo Verde Participants approved the 2016 Palo Verde decommissioning study (“2016 Study”). The 2016 Study estimated that the Company must fund approximately $432.8 million (stated in 2016 dollars) to cover its share of decommissioning costs which was an increase in decommissioning costs of $52.1 million (stated in 2016 dollars) from the 2013 Palo Verde decommissioning study. The effect of this change increased the ARO by $3.5 million, which was recorded during the second quarter of 2017, and will increase annual expenses starting in April 2017. Although the 2016 Study was based on the latest available information, there can be no assurance that decommissioning cost estimates will not increase in the future or that regulatory requirements will not change. In addition, until a new low-level radioactive waste repository opens and operates for a number of years, estimates of the cost to dispose of low-level radioactive waste are subject to uncertainty. As provided in the ANPP Participation Agreement, the participants are required to conduct a new decommissioning study every three years. While the Company attempts to seek amounts in rates to meet its decommissioning obligations, it is not able to conclude given the evidence available to it now that it is probable these costs will continue to be collected over the period until decommissioning begins in 2044. The Company is ultimately responsible for these costs and its future actions combined with future decisions from regulators will determine how successful the Company is in this effort.
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
On November 2, 2015, APS, acting on behalf of itself and the Palo Verde Participants, submitted to the government a request for reimbursement of spent nuclear fuel storage costs for $12.0 million for the period July 1, 2014 through June 30, 2015. In

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

February 2016, the DOE notified APS of the approval of the claim. In March 2016, the Company received its share of this claim of approximately $1.9 million, of which $1.6 million was credited to customers through the applicable fuel adjustment clauses.
On October 31, 2016, APS filed an $11.3 million claim for the period July 1, 2015 through June 30, 2016. On February 1, 2017, the DOE notified APS of the approval of the claim. On March 10, 2017, the Company received approximately $1.8 million, representing its share of the award, of which $1.4 million was credited to customers through the applicable fuel adjustment clauses.
On October 31, 2017, APS filed a $9.0 million claim for the period July 1, 2016 through June 30, 2017. The Company's share of this claim is approximately $1.4 million. Any reimbursement is anticipated to be received in the first quarter of 2018, and the majority will be credited to customers through the applicable fuel adjustment clauses.
Palo Verde Operations and Maintenance Expense. Included in other operations and maintenance expenses are expenses associated with Palo Verde as follows (in thousands):

	2017	2016
Three months ended September 30,	$20,441	$21,123
Nine months ended September 30,	67,980	67,514
Twelve months ended September 30,	97,380	97,451

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

E. Common Stock
Dividends. The Company paid $13.6 million and $12.5 million in quarterly cash dividends during the three months ended September 30, 2017 and 2016, respectively. The Company paid a total of $39.7 million and $52.3 million in quarterly cash dividends during the nine and twelve months ended September 30, 2017, respectively. The Company paid a total of $37.0 million and $49.0 million in quarterly cash dividends during the nine and twelve months ended September 30, 2016, respectively. On October 26, 2017, the Board of Directors declared a quarterly cash dividend of $0.335 per share payable on December 29, 2017 to shareholders of record as of the close of business on December 15, 2017.

Basic and Diluted Earnings Per Share. The basic and diluted earnings per share are presented below (in thousands except for share data):
	Three Months Ended September 30,
	2017	2016
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	40,427,589	40,363,819
Dilutive effect of unvested performance awards	123,726	62,123
Diluted number of common shares outstanding	40,551,315	40,425,942
Basic net income per common share:
Net income	$59,684	$74,636
Income allocated to participating restricted stock	(234)	(232)
Net income available to common shareholders	$59,450	$74,404
Diluted net income per common share:
Net income	$59,684	$74,636
Income reallocated to participating restricted stock	(234)	(232)
Net income available to common shareholders	$59,450	$74,404
Basic net income per common share:
Distributed earnings	$0.335	$0.31
Undistributed earnings	1.135	1.53
Basic net income per common share	$1.470	$1.84
Diluted net income per common share:
Distributed earnings	$0.335	$0.31
Undistributed earnings	1.135	1.53
Diluted net income per common share	$1.470	$1.84

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	40,408,100	40,344,834
Dilutive effect of unvested performance awards	108,677	50,977
Diluted number of common shares outstanding	40,516,777	40,395,811
Basic net income per common share:
Net income	$91,761	$91,112
Income allocated to participating restricted stock	(354)	(271)
Net income available to common shareholders	$91,407	$90,841
Diluted net income per common share:
Net income	$91,761	$91,112
Income reallocated to participating restricted stock	(354)	(271)
Net income available to common shareholders	$91,407	$90,841
Basic net income per common share:
Distributed earnings	$0.98	$0.915
Undistributed earnings	1.28	1.335
Basic net income per common share	$2.26	$2.250
Diluted net income per common share:
Distributed earnings	$0.98	$0.915
Undistributed earnings	1.28	1.335
Diluted net income per common share	$2.26	$2.250

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

	Twelve Months Ended September 30,
	2017	2016
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	40,398,022	40,332,835
Dilutive effect of unvested performance awards	100,620	47,608
Diluted number of common shares outstanding	40,498,642	40,380,443
Basic net income per common share:
Net income	$97,417	$91,760
Income allocated to participating restricted stock	(387)	(264)
Net income available to common shareholders	$97,030	$91,496
Diluted net income per common share:
Net income	$97,417	$91,760
Income reallocated to participating restricted stock	(387)	(264)
Net income available to common shareholders	$97,030	$91,496
Basic net income per common share:
Distributed earnings	$1.29	$1.21
Undistributed earnings	1.11	1.06
Basic net income per common share	$2.40	$2.27
Diluted net income per common share:
Distributed earnings	$1.29	$1.21
Undistributed earnings	1.11	1.06
Diluted net income per common share	$2.40	$2.27

The number of restricted stock awards and performance shares at 100% performance level excluded from the calculation of the diluted number of common shares outstanding because their effect was antidilutive is presented below:

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,
	2017	2016	2017	2016	2017	2016
Restricted stock awards	71,052	57,633	69,290	53,285	65,707	50,854
Performance shares (a)	—	62,995	—	62,995	—	62,995
________________________

(a)	Certain performance shares were excluded from the computation of diluted earnings per share as no payouts would have been required based upon performance at the end of each corresponding period.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

F. Income Taxes
The Company files income tax returns in the United States ("U.S.") federal jurisdiction and in the states of Texas, New Mexico and Arizona. The Company is no longer subject to tax examination by the taxing authorities in the federal, Arizona and New Mexico jurisdictions for years prior to 2012. In August 2017, the Company reached an agreement with the Texas Comptroller of Public Accounts and settled audits in Texas for tax years 2007 through 2011.
For the three months ended September 30, 2017 and 2016, the Company’s effective tax rate was 35.3% and 36.6%, respectively. For the nine months ended September 30, 2017 and 2016, the Company's effective tax rate was 35.3% and 36.1%, respectively. For the twelve months ended September 30, 2017 and 2016, the Company's effective tax rate was 35.0% and 35.8%, respectively. The Company's effective tax rate for all periods differs from the federal statutory tax rate of 35.0% primarily due to capital gains in the decommissioning trusts which are taxed at the federal rate of 20.0%, the allowance for equity funds used during construction ("AEFUDC"), state taxes, changes in tax reserves discussed below and the issue discussed in the following paragraph.
In the third quarter of 2016, the Company changed its accounting for state income taxes from the flow-through method to the normalization method in accordance with the PUCT's and NMPRC's most recent final orders. Under the flow-through method, the Company previously recorded deferred state income taxes and regulatory liabilities and assets offsetting such deferred state income taxes at the expected cash flow to be reflected in future rates. Upon implementation of normalization, the Company began amortizing the net regulatory asset for deferred state income taxes to deferred income tax expense over a 15 year period as allowed by the regulators. In the third quarter of 2016, the Company began recording deferred state income tax expense as required by normalization, retroactive to January 2016 as provided in the final orders. The impact of the change was additional deferred income tax expense of $0.1 million, $1.4 million and $2.2 million for the three, nine and twelve months ended September 30, 2017, respectively.
FASB guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recorded a reduction in the unrecognized tax position of $1.5 million in the three months ended September 30, 2017, $1.7 million in the nine months ended September 30, 2017, and $0.9 million in the three months ended September 30, 2016, related to transmission and distribution costs and other amounts deducted in prior year Texas franchise tax returns. The Company recorded an increase of $0.4 million in the three months ended September 30, 2017 related to depreciation issues in the current year Texas franchise tax return. The Company recorded a decrease of $0.3 million in the first quarter of 2016 related to tax credits taken and apportionment factors used in prior year Arizona income tax returns, which have been settled through audit. A reconciliation of the September 30, 2017 and 2016 amounts of unrecognized tax benefits are as follows (in thousands):

	2017	2016
Balance at January 1	$5,300	$6,000
Additions for tax positions related to the current year	400	—
Reductions for tax positions related to the current year	—	—
Additions for tax positions related to prior years	—	—
Reductions for tax positions related to prior years	(1,700)	(1,200)
Balance at September 30	$4,000	$4,800

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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

I. Employee Benefits
Retirement Plans
The net periodic benefit cost recognized for the three, nine and twelve months ended September 30, 2017 and 2016 is made up of the components listed below as determined using the projected unit credit actuarial cost method (in thousands):

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,
	2017	2016	2017	2016	2017	2016
Components of net periodic benefit cost:
Service cost	$2,129	$2,191	$6,388	$6,001	$8,388	$8,199
Interest cost	3,264	3,250	9,794	9,780	13,053	13,403
Expected return on plan assets	(4,797)	(4,734)	(14,392)	(14,159)	(19,112)	(19,108)
Amortization of:
Net loss	2,114	1,730	6,341	5,505	8,175	8,167
Prior service benefit	(877)	(875)	(2,630)	(2,630)	(3,506)	(3,506)
Net periodic benefit cost	$1,833	$1,562	$5,501	$4,497	$6,998	$7,155
During the nine months ended September 30, 2017, the Company contributed $9.4 million of its projected $10.0 million 2017 annual contribution to its retirement plans.
Other Postretirement Benefits
The net periodic benefit recognized for the three, nine and twelve months ended September 30, 2017 and 2016 is made up of the components listed below (in thousands):

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,
	2017	2016	2017	2016	2017	2016
Components of net periodic benefit:
Service cost	$559	$749	$1,677	$2,179	$2,267	$3,042
Interest cost	680	871	2,042	2,616	2,593	3,625
Expected return on plan assets	(477)	(452)	(1,430)	(1,372)	(1,893)	(1,889)
Amortization of:
Prior service benefit	(1,537)	(788)	(4,613)	(2,363)	(6,151)	(3,130)
Net gain	(419)	(643)	(1,258)	(1,973)	(1,659)	(2,479)
Net periodic benefit	$(1,194)	$(263)	$(3,582)	$(913)	$(4,843)	$(831)
During the nine months ended September 30, 2017, the Company contributed $0.3 million of its projected $0.5 million 2017 annual contribution to its other postretirement benefits plan.
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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Long-Term Debt and Short-Term Borrowings Under the RCF. The fair values of the Company's long-term debt and short-term borrowings under the RCF are based on estimated market prices for similar issues and are presented below (in thousands):

	September 30, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Pollution Control Bonds (1)	$157,652	$169,720	$190,775	$206,818
Senior Notes	993,340	1,178,007	993,086	1,112,285
RGRT Senior Notes (2)	44,876	47,655	94,795	98,855
RCF (2)	167,901	167,901	81,574	81,574
Total	$1,363,769	$1,563,283	$1,360,230	$1,499,532
_______________

(1)	In September 2017, the $33.3 million 2012 Series A 1.875% Pollution Control Bonds which were subject to mandatory tender for purchase were redeemed and retired utilizing funds borrowed under the RCF.

(2)
Nuclear fuel financing, as of September 30, 2017 and December 31, 2016, is funded through $45 million and $95 million RGRT Senior Notes and $90.9 million and $37.6 million, respectively, in borrowings outstanding under the RCF. In August 2017, RGRT's $50.0 million Series B 4.47% Senior Notes matured and were paid utilizing funds borrowed under the RCF. As of September 30, 2017, $77.0 million was outstanding under the RCF for working capital or general corporate purposes. As of December 31, 2016, $44.0 million was outstanding under the RCF for working capital or general corporate purposes. The interest rate on the Company's borrowings under the RCF is reset throughout the quarter reflecting current market rates. Consequently, the carrying value approximates fair value.

Marketable Securities. The Company's marketable securities, included in decommissioning trust funds in the Balance Sheets, are reported at fair value which was $278.1 million and $255.7 million at September 30, 2017 and December 31, 2016, respectively. These securities are classified as available for sale and recorded at their estimated fair value using the FASB guidance for certain investments in debt and equity securities. The reported fair values include gross unrealized losses on marketable securities whose impairment the Company has deemed to be temporary. The tables below present the gross unrealized losses and the fair value of these securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	September 30, 2017
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities (1):
Federal Agency Mortgage Backed Securities	$5,089	$(28)	$7,966	$(121)	$13,055	$(149)
U.S. Government Bonds	33,841	(567)	11,059	(744)	44,900	(1,311)
Municipal Debt Obligations	3,683	(60)	9,959	(648)	13,642	(708)
Corporate Debt Obligations	9,931	(83)	2,915	(264)	12,846	(347)
Total Debt Securities	52,544	(738)	31,899	(1,777)	84,443	(2,515)
Common Stock	986	(111)	—	—	986	(111)
Total Temporarily Impaired Securities	$53,530	$(849)	$31,899	$(1,777)	$85,429	$(2,626)

_________________

(1)	Includes 144 securities.

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
For the three, nine and twelve months ended September 30, 2017 and 2016, the Company recognized other than temporary impairment losses on its available-for-sale securities as follow (in thousands):

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,
	2017	2016	2017	2016	2017	2016
Unrealized holding losses included in pre-tax income	$—	$(196)	$—	$(352)	$—	$(690)
The reported securities also include gross unrealized gains on marketable securities which have not been recognized in the Company's net income. The table below presents the unrecognized gross unrealized gains and the fair value of these securities, aggregated by investment category (in thousands):

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2017		December 31, 2016
	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains
Description of Securities:
Federal Agency Mortgage Backed Securities	$8,662	$267	$7,430	$319
U.S. Government Bonds	13,844	309	12,237	138
Municipal Debt Obligations	4,206	139	2,481	144
Corporate Debt Obligations	19,037	990	12,350	655
Total Debt Securities	45,749	1,705	34,498	1,256
Common Stock	52,809	31,343	61,884	34,066
Equity Mutual Funds	59,971	9,201	42,244	3,345
Institutional Funds - International Equity	27,734	4,798	—	—
Cash and Cash Equivalents	6,427	—	6,002	—
Total	$192,690	$47,047	$144,628	$38,667
The Company's marketable securities include investments in mortgage backed securities, municipal, corporate and federal debt obligations. The contractual year for maturity of these available-for-sale securities as of September 30, 2017 is as follows (in thousands):

	Total	2017	2018 through 2021	2022 through 2026	2027 and Beyond
Federal Agency Mortgage Backed Securities	$21,717	$—	$5	$316	$21,396
U.S. Government Bonds	58,744	3,343	24,151	15,959	15,291
Municipal Debt Obligations	17,848	487	6,160	9,938	1,263
Corporate Debt Obligations	31,883	—	13,172	8,997	9,714
The Company's marketable securities in its decommissioning trust funds are sold from time to time and the Company uses the specific identification basis to determine the amount to reclassify from accumulated other comprehensive income into net income. The proceeds from the sale of these securities during the three, nine and twelve months ended September 30, 2017 and 2016 and the related effects on pre-tax income are as follows (in thousands):

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,
	2017	2016	2017	2016	2017	2016
Proceeds from sales or maturities of available-for-sale securities	$13,967	$19,453	$76,498	$60,165	$107,601	$98,956
Gross realized gains included in pre-tax income	$1,797	$2,446	$9,706	$6,687	$12,231	$10,736
Gross realized losses included in pre-tax income	(32)	(178)	(584)	(765)	(1,039)	(1,249)
Gross unrealized losses included in pre-tax income	—	(196)	—	(352)	—	(690)
Net gains included in pre-tax income	$1,765	$2,072	$9,122	$5,570	$11,192	$8,797
Net unrealized holding gains included in accumulated other comprehensive income	$5,945	$4,313	$18,124	$9,293	$17,275	$15,028
Net gains reclassified from accumulated other comprehensive income	(1,765)	(2,072)	(9,122)	(5,570)	(11,192)	(8,797)
Net gains in other comprehensive income	$4,180	$2,241	$9,002	$3,723	$6,083	$6,231

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Fair Value Measurements. The FASB guidance requires the Company to provide expanded quantitative disclosures for financial assets and liabilities recorded on the balance sheet at fair value. Financial assets carried at fair value include the Company's decommissioning trust investments and investments in debt securities which are included in deferred charges and other assets on the Balance Sheets. The Company has no liabilities that are measured at fair value on a recurring basis. The FASB guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

•
Level 1 – Observable inputs that reflect quoted market prices for identical assets and liabilities in active markets. Financial assets utilizing Level 1 inputs include the nuclear decommissioning trust investments in active exchange-traded equity securities, mutual funds and U.S. Treasury securities that are in a highly liquid and active market. The Institutional Funds are valued using the Net Asset Value ("NAV") provided by the administrator of the fund. The NAV price is quoted on a restrictive market although the underlying investments are traded on active markets. The NAV used for determining the fair value of the Institutional Funds-International Equity investments have readily determinable fair values. Accordingly, such fund values are categorized as Level 1.

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
The fair value of the Company's decommissioning trust funds and investments in debt securities at September 30, 2017 and December 31, 2016, and the level within the three levels of the fair value hierarchy defined by the FASB guidance are presented in the table below (in thousands):

Description of Securities	Fair Value as of September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading Securities:
Investments in Debt Securities	$1,742	$—	$—	$1,742
Available for Sale:
Federal Agency Mortgage Backed Securities	$21,717	$—	$21,717	$—
U.S. Government Bonds	58,744	58,744	—	—
Municipal Debt Obligations	17,848	—	17,848	—
Corporate Debt Obligations	31,883	—	31,883	—
Subtotal, Debt Securities	130,192	58,744	71,448	—
Common Stock	53,795	53,795	—	—
Equity Mutual Funds	59,971	59,971	—	—
Institutional Funds-International Equity	27,734	27,734	—	—
Cash and Cash Equivalents	6,427	6,427	—	—
Total Available for Sale	$278,119	$206,671	$71,448	$—

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Description of Securities	Fair Value as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading Securities:
Investments in Debt Securities	$1,421	$—	$—	$1,421
Available for Sale:
Federal Agency Mortgage Backed Securities	$19,448	$—	$19,448	$—
U.S. Government Bonds	61,868	61,868	—	—
Municipal Debt Obligations	16,144	—	16,144	—
Corporate Debt Obligations	22,413	—	22,413	—
Subtotal, Debt Securities	119,873	61,868	58,005	—
Common Stock	64,644	64,644	—	—
Equity Mutual Funds	42,244	42,244	—	—
Institutional Funds-International Equity	22,945	22,945	—	—
Cash and Cash Equivalents	6,002	6,002	—	—
Total Available for Sale	$255,708	$197,703	$58,005	$—

There were no transfers in or out of Level 1 and Level 2 fair value measurements categories due to changes in observable inputs during the three, nine and twelve month periods ended September 30, 2017 and 2016. There were no purchases, sales, issuances and settlements related to the assets in the Level 3 fair value measurement category during the three, nine and twelve months ended September 30, 2017 and 2016.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
El Paso Electric Company:

We have reviewed the balance sheet of El Paso Electric Company as of September 30, 2017, the related statements of operations and comprehensive operations for the three month, nine month, and twelve-month periods ended September 30, 2017 and 2016, and the related statements of cash flows for the nine month periods ended September 30, 2017 and 2016. These financial statements are the responsibility of the Company's management.
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
November 3, 2017

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

•	disruptions in the Company's transmission system, and in particular the lines that deliver power from its remote generating facilities,

•	the sufficiency of the Company's insurance coverage, including availability, cost, coverage and terms,

•	electric utility deregulation or re-regulation,

•	regulated and competitive markets,

•	ongoing municipal, state and federal activities,

•	cuts in military spending or shutdowns of the federal government that reduce demand for the Company's services from military and governmental customers,

•	political, legislative, judicial and regulatory developments,

•	homeland security considerations, including those associated with the U.S./Mexico border region and the energy industry,

•	changes in environmental laws and regulations and the enforcement or interpretation thereof, including those related to air, water or greenhouse gas emissions or other environmental matters,

•	economic, commercial bank and financial market conditions,

•	actions by credit rating agencies,

•	changes in accounting requirements and other accounting matters,

•	changing weather trends and the impact of severe weather conditions,

•	possible physical or cyber attacks, intrusions or other catastrophic events,

•	the impact of lawsuits filed against the Company,

•	the impact of changes in interest rates or rates of inflation,

•	Texas, New Mexico and electric industry utility service reliability standards,

•	coal, uranium, natural gas, oil and wholesale electricity prices and availability,

•	possible income tax and interest payments as a result of audit adjustments proposed by the Internal Revenue Service or state taxing authorities,

•	the impact of U.S. tax reform legislation,

•	the impact of U.S. health care reform legislation,

•	the effectiveness of the Company's risk management activities,

•	loss of key personnel, the Company's ability to recruit and retain qualified employees and the Company's ability to successfully implement succession planning, and

•	other circumstances affecting anticipated operations, sales and costs.
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

Summary
The following is an overview of our results of operations for the three, nine and twelve month periods ended September 30, 2017 and 2016. Net income and basic earnings per share for the three, nine and twelve month periods ended September 30, 2017 and 2016 are shown below:

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,
	2017	2016	2017	2016	2017	2016
Net income (in thousands)	$59,684	$74,636	$91,761	$91,112	$97,417	$91,760
Basic earnings per share	1.47	1.84	2.26	2.25	2.40	2.27
Financial Effect of the PUCT Final Order in the 2015 Texas Retail Rate Case
On August 25, 2016, the Public Utility Commission of Texas ("PUCT") issued its final order in the Company's 2015 Texas retail rate case in Docket No. 44941 (the "2016 PUCT Final Order"). The 2016 PUCT Final Order had a significant effect on the Company's financial results for the three months ended September 30, 2016 , the impacts of which are reflected in the table below. For financial reporting purposes, the Company deferred any recognition of the Company's request in its 2015 Texas retail rate case until it received the 2016 PUCT Final Order in August 2016. Accordingly, it recorded in the third quarter of 2016 the cumulative effect of the 2016 PUCT Final Order that related back to January 12, 2016. The impact of the 2016 PUCT Final Order from January 12, 2016 through June 30, 2016, recorded in August 2016, increased net income for the three months ended September 30, 2016 by approximately $12.6 million, or $0.31 per share.
In addition, the financial results for the three, nine and twelve months ended September 30, 2017 do not include the potential effects of any relate back revenues beginning July 18, 2017 associated with the 2017 Texas retail rate case filing. Such amounts, if any, are pending the PUCT's determination in its final order in Docket No. 46831, which is expected to be issued by the PUCT in the fourth quarter of 2017. See Notes to Financial Statements Note C for a discussion of the 2017 Texas Retail Rate Case Filing.
The following table shows the primary factors affecting the after-tax change in net income between the 2017 and 2016 periods presented (in thousands):

	Three Months Ended	Nine Months Ended	Twelve Months Ended
September 30, 2016 net income	$74,636	$91,112	$91,760
Change in (net of tax):
(Decreased) increased retail non-fuel base revenues (a)	(12,486)	2,935	7,968
Increased depreciation and amortization (b)	(4,299)	(2,533)	(1,542)
Decreased other revenues (c)	(2,072)	(1,090)	(1,144)
Decreased allowance for funds used during construction (d)	(1,029)	(4,952)	(6,509)
Increased taxes other than income taxes (e)	(682)	(2,543)	(2,766)
(Decreased) increased investment and interest income (f)	(186)	3,103	2,163
Palo Verde performance rewards, net (g)	—	3,253	3,253
Effective tax rate (h)	2,063	2,040	2,609
Decreased administrative and general expenses (i)	1,958	939	1,670
Decreased operation and maintenance at fossil-fuel generating plants (j)	1,553	589	1,578
Decreased (increased) interest on long-term debt (k)	71	(1,149)	(2,394)
Other	157	57	771
September 30, 2017 net income	$59,684	$91,761	$97,417

______________
All information presented below is expressed in pre-tax amounts except when stated otherwise.

(a)
Retail non-fuel base revenues decreased for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily due to the non-fuel base rate increase approved in the 2016 PUCT Final Order. The three months ended September 30, 2016 included approximately $17.2 million of retail non-fuel base revenues for the period from January 12, 2016 through June 30, 2016, which were recognized when the 2016 PUCT Final Order was approved in August 2016.

Retail non-fuel base revenues increased for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to increased revenues from our residential customers and small commercial and industrial customers primarily due to increased kWh sales that resulted from an increase in the average number of customers served.

Retail non-fuel base revenues increased for the twelve months ended September 30, 2017 compared to the twelve months ended September 30, 2016 primarily due to the non-fuel base rate increase approved in the 2016 PUCT Final Order. The twelve months ended September 30, 2017 included approximately $7.2 million of retail non-fuel base revenues for the period from October 1, 2016 through December 31, 2016 attributed to the non-fuel base rate increase, compared to the period from October 1, 2015 through December 31, 2015, which revenues did not include the non-fuel base rate increase. The 1.7% growth in the average number of retail customers served also contributed to the remaining increase in retail non-fuel base revenues, see page 36 for a complete discussion.

(b)
Depreciation and amortization increased for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily due to reductions in 2016 of approximately $5.0 million resulting from changes in depreciation rates from January 12, 2016 through June 30, 2016 as approved in the 2016 PUCT Final Order, and increases in plant, including Montana Power Station ("MPS") Unit 4, which was placed in service in September 2016.

Depreciation and amortization increased for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to increases in plant, including MPS Units 3 and 4, which were placed in service in May and September 2016, respectively. These increases were partially offset by the sale of the Company's interest in Units 4 and 5 of Four Corners Generating Station ("Four Corners") in July 2016.

Depreciation and amortization increased for the twelve months ended September 30, 2017 compared to the twelve months ended September 30, 2016 primarily due to increases in plant, including MPS Units 3 and 4, which were placed in service in 2016. This increase was partially offset by the sale of the Company's interest in Units 4 and 5 of Four Corners in July 2016, and reductions in 2016 of approximately $2.8 million resulting from changes in depreciation rates in the fourth quarter of 2016 as approved in the 2016 PUCT Final Order.

(c)
Other revenues decreased for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily due to (i) decreased wheeling revenues and (ii) a decrease in miscellaneous service revenues as a result of the relate back impact of the 2016 PUCT Final Order, which was recorded in August 2016.

Other revenues decreased for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to decreased wheeling revenues, partially offset by an increase in Texas miscellaneous service revenues.

Other revenues decreased for the twelve months ended September 30, 2017 compared to the twelve months ended September 30, 2016 primarily due to (i) decreased wheeling revenues and (ii) a decrease in energy efficiency bonuses awarded. These decreases were partially offset by an increase in Texas miscellaneous service revenues.

(d)
Allowance for funds used during construction ("AFUDC") decreased for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 due to (i) lower balances of construction work in progress ("CWIP"), primarily due to MPS Unit 4 being placed in service in September 2016, and (ii) a reduction in the AFUDC rate effective January 2017.

AFUDC decreased for the nine and twelve months ended September 30, 2017 compared to the nine and twelve months ended September 30, 2016 due to (i) lower balances of CWIP, primarily due to MPS Units 3 and 4 being placed in service in May and September 2016, respectively, and (ii) a reduction in the AFUDC rate effective January 2017.

(e)
Taxes other than income taxes increased for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily due to increased revenue related taxes and increased property valuations in Texas as a result of MPS Unit 4 being placed in service in September 2016.

Taxes other than income taxes increased for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to increased revenue related taxes and increased property valuations in Texas as a result of MPS Units 3 and 4 being placed in service in 2016.

Taxes other than income taxes increased for the twelve months ended September 30, 2017 compared to the twelve months ended September 30, 2016 primarily due to increased revenue related taxes and increased property valuations in Texas as a result of MPS Units 3 and 4 being placed in service in 2016. These increases were partially offset by decreased property taxes in Arizona due to decreased tax rates.

(f)
Investment and interest income increased for nine and twelve months ended September 30, 2017 compared to the nine and twelve months ended September 30, 2016 primarily due to higher realized gains on securities sold from the Company's Palo Verde decommissioning trust in 2017 compared to 2016.

(g)
Palo Verde performance rewards, associated with the 2013 to 2015 performance periods, net of disallowed fuel and purchased power costs related to the resolution of the Texas fuel reconciliation proceeding designated as PUCT Docket No. 46308 for the period from April 2013 through March 2016, were recorded in June 2017 with no comparable amount in 2016.

(h)
The effective tax rate changed for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily due to (i) a reduction in state tax reserves due to the settlement of Texas state income tax audits, (ii) normalization of state income taxes as authorized by the 2016 PUCT Final Order and as discussed in Note F of the Notes to the Financial Statements, and (iii) a reduction in state income tax rates.

The effective tax rate changed for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to (i) a reduction in state tax reserves due to the settlement of Texas state income tax audits and (ii) a reduction in state income tax rates.

The effective tax rate changed for the twelve months ended September 30, 2017 compared to the twelve months ended September 30, 2016 primarily due to lower allowance for equity funds used during construction ("AEFUDC") in 2017. This increase was offset by the loss of the domestic production activities deduction in the twelve months ended September 30, 2016 due to the extension of bonus depreciation, and a decrease in state income taxes due to (i) a reduction in state tax rates, (ii) normalization of state income taxes as authorized by the 2016 PUCT Final Order and as discussed in Note F of the Notes to the Financial Statements, and (iii) a reduction in state tax reserves due to the settlement of Texas state income tax audits.

(i)
Administrative and general ("A&G") expense decreased for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily due to lower employee incentive compensation.

A&G expense decreased for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to (i) lower employee incentive compensation and (ii) decreased pension and benefit expenses as a result of an adjustment related to the sale of the Company's interest in Units 4 and 5 of Four Corners, and the result of a plan amendment and changes in actuarial assumptions used to calculate retirement benefit plans, partially offset by an increase in costs for medical claims and other employee benefits.

A&G expense decreased for the twelve months ended September 30, 2017 compared to the twelve months ended September 30, 2016 primarily due to (i) decreased pension and benefit expenses as a result of an adjustment related to the sale of the Company's interest in Units 4 and 5 of Four Corners, and the result of a plan amendment and changes in actuarial assumptions used to calculate retirement benefit plans, partially offset by an increase in costs for medical claims and other employee benefits and (ii) lower employee incentive compensation. These decreases were partially offset by an increase in outside consulting fees, primarily related to information technology software hosting and environmental engineering.

(j)
O&M expenses at our fossil fuel generating plants decreased for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily due to outages at Newman Generating Station ("Newman") Units 4 & 5 in the three months ended September 30, 2016.

O&M expenses at our fossil fuel generating plants decreased for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to (i) the sale of the Company's interest in Units 4 and 5 of Four Corners in July 2016 and the related post-closing purchase price adjustment in 2017, and (ii) an outage at Rio Grande Power Station ("Rio Grande") Unit 7 in the nine months ended September 30, 2016. These decreases were partially offset by increased maintenance expense for outages at Newman Units 1, 3, and 5 and routine maintenance at MPS, Rio Grande and Newman.

O&M expenses at our fossil fuel generating plants decreased for the twelve months ended September 30, 2017 compared to the twelve months ended September 30, 2016 primarily due to (i) the sale of the Company's interest in Units 4 and 5 of Four Corners in July 2016 and the related post-closing purchase price adjustment in 2017, and (ii) outages at Newman Unit 4 and Rio Grande Unit 7 in the twelve months ended September 30, 2016. These decreases were partially offset by increased maintenance expense for outages at Newman Units 1, 3, and 5 and routine maintenance at MPS, Rio Grande, and Newman.

(k)
Interest on long-term debt increased for the nine and twelve months ended September 30, 2017 compared to the nine and twelve months ended September 30, 2016 primarily due to the $150.0 million principal amount of senior notes issued in March 2016.

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
Revenues from the sale of electricity include fuel costs that are recovered from our customers through fuel adjustment mechanisms. Historically, a significant portion of fuel costs have been recovered through base rates in New Mexico. Effective July 1, 2016, with the implementation of the New Mexico Public Regulation Commission's ("NMPRC") final order in Case No. 15-00127-UT ("NMPRC Final Order"), fuel costs are no longer recovered through base rates. Beginning July 1, 2016, all fuel costs are recovered through a fuel adjustment mechanism. We record deferred fuel revenues for the difference between actual fuel costs and recoverable fuel revenues until such amounts are collected from or refunded to customers. "Non-fuel base revenues" refers to our revenues from the sale of electricity excluding such fuel costs.
No retail customer accounted for more than 3% of our non-fuel base revenues. Residential and small commercial customers represents approximately 78% of our non-fuel base revenues. While this customer base is more stable, it is also more sensitive to changes in weather conditions. The current rate structures in Texas and New Mexico reflect higher base rates during the peak summer season of May through October and lower base rates during November through April for our residential and small commercial and industrial customers. As a result, our business is seasonal, with higher kWh sales and revenues during the summer cooling season.
Weather significantly impacts our residential, small commercial and industrial customers, and to a lesser extent, our sales to public authorities. Heating and cooling degree days can be used to evaluate the effect of weather on energy use. For each degree the average outdoor temperature varies from a standard of 65 degrees Fahrenheit, a degree day is recorded. For the three months ended September 30, 2017, retail non-fuel base revenues were negatively impacted by milder weather when compared to the three months ended September 30, 2016. Cooling degree days for the three months ended September 30, 2017 decreased 4.0% when compared to the three months ended September 30, 2016. For the nine and twelve months ended September 30, 2017, retail non-fuel base revenues were negatively impacted by overall milder weather when compared to the nine and twelve months ended September 30, 2016. Heating degree days for the nine months ended September 30, 2017 decreased 24.6% when compared to the nine months ended September 30, 2016, and were 29.0% below the 10-year average. For the twelve months ended September 30, 2017, heating degree days decreased 22.3% when compared to the twelve months ended September 30, 2016, and were 27.1% below the 10-year average. Cooling degree days for the nine and twelve months ended September 30, 2017 increased 5.0% and 7.7% when compared to the nine and twelve months ended September 30, 2016, respectively, and were 3.2% and 7.6% above the 10-year average, respectively. The table below shows heating and cooling degree days compared to a 10-year average.

	Three Months Ended			Nine Months Ended			Twelve Months Ended
	September 30,			September 30,			September 30,
			10-Year			10-Year			10-Year
	2017	2016	Average	2017	2016	Average	2017	2016	Average*
Heating degree days	—	5	1	855	1,134	1,204	1,572	2,023	2,157
Cooling degree days	1,532	1,596	1,535	2,712	2,584	2,629	2,939	2,728	2,732
______________
* Calendar year basis.
Customer growth is a key driver of the growth of retail sales. The average number of retail customers grew 1.8% for the three months ended September 30, 2017 when compared to the three months ended September 30, 2016, and 1.7% for the nine and twelve months ended September 30, 2017 when compared to the nine and twelve months ended September 30, 2016. See the tables presented on pages 37, 38 and 39, which provide detail on the average number of retail customers and the related revenues and kWh sales.
Retail non-fuel base revenues. Retail non-fuel revenues decreased for the three months ended September 30, 2017 primarily due to the non-fuel base rate increase approved in the 2016 PUCT Final Order. The three months ended September 30, 2016 include approximately $17.2 million of retail non-fuel base revenues for the period from January 12, 2016 through June 30, 2016, which revenues were not recognized until the 2016 PUCT Final Order was approved in August 2016.

Excluding the $17.2 million 2016 PUCT Final Order impact recognized in the three months ended September 30, 2016, retail non-fuel base revenues for the three months ended September 30, 2017 decreased $2.0 million, or 0.9%, compared to the three months ended September 30, 2016. This decrease primarily includes (i) a $0.9 million decrease in revenues from residential customers primarily due to a 0.4% decrease in kWh sales, and (ii) a $0.6 million decrease in revenues from small commercial and industrial customers primarily due to a 1.7% decrease in kWh sales. The decrease in kWh sales primarily resulted from overall milder weather, partially offset by customer growth of 1.8%. Cooling degree days decreased 4.0% in the three months ended September 30, 2017 when compared to the three months ended September 30, 2016.
For the nine months ended September 30, 2017, retail non-fuel base revenues increased $4.5 million, or 0.9%, compared to the nine months ended September 30, 2016. This increase primarily includes (i) a $2.5 million increase in revenues from residential customers due to a 0.8% increase in kWh sales which were driven by a 1.6% increase in the average number of residential customers served and (ii) a $1.5 million increase in revenues from small commercial and industrial customers driven by a 2.7% increase in the average number of small commercial and industrial customers served. The Company experienced an overall 1.7% increase in the average number of customers served.
Excluding the $7.2 million 2016 PUCT Final Order impact related to the fourth quarter of 2016, retail non-fuel base revenues for the twelve months ended September 30, 2017 increased by $5.1 million, or 0.8%, compared to the twelve months ended September 30, 2016. This increase primarily includes (i) a $2.4 million increase in revenues from residential customers due to a 0.6% increase in kWh sales driven by a 1.5% increase in the average number of residential customers served and (ii) a $2.2 million increase in revenues from small commercial and industrial customers driven by a 2.7% increase in the average number of small commercial and industrial customers served.
The three, nine and twelve months ended September 30, 2017 included approximately $0.1 million, $1.8 million and $2.7 million, respectively, of base revenues associated with the Four Corners surcharge which was established in the 2016 PUCT Final Order. This surcharge represents $3.7 million of annualized base revenue and in accordance with the 2016 PUCT Final Order, was discontinued in July 2017.
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
In the three, nine, and twelve months ended September 30, 2017, we over-recovered our fuel costs by $11.2 million, $13.9 million, and $10.8 million, respectively. In March 2016 and March 2017, $1.6 million and $1.4 million, respectively, were credited to customers through the applicable fuel adjustment clauses as the result of a reimbursement from the U.S. Department of Energy ("DOE") related to spent nuclear fuel storage. At September 30, 2017, we had a net fuel over-recovery balance of $3.0 million, including an over-recovery of $1.1 million in Texas and an over-recovery of $1.9 million in New Mexico. On October 13, 2017, we filed a request to decrease our Texas fixed fuel factor by approximately 19.0% to reflect decreased fuel expenses primarily related to a decrease in the price of natural gas used to generate power. The decrease in our Texas fixed fuel factor became effective beginning with the November 2017 billing month and will continue thereafter until changed by the PUCT.
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
Off-system sales revenues increased $6.2 million, or 48.0%, for the three months ended September 30, 2017, when compared to the three months ended September 30, 2016, as a result of higher average market prices for power and a 20.1% increase in kWh sales. Off-system sales revenues increased $9.8 million, or 29.1%, for the nine months ended September 30, 2017, when compared to the nine months ended September 30, 2016, as a result of higher average market prices for power and a 1.9% increase in kWh sales. Off-system sales revenues increased $7.8 million, or 16.5%, for the twelve months ended September 30, 2017, when compared to the twelve months ended September 30, 2016, as a result of higher average market prices for power, partially offset by a 4.2% decrease in kWh sales.

Comparisons of kWh sales and operating revenues are shown below (in thousands):
			Increase (Decrease)
Quarter Ended September 30:	2017	2016	Amount	Percent
kWh sales:
Retail:
Residential	987,247	990,989	(3,742)	(0.4)%
Commercial and industrial, small	703,429	715,678	(12,249)	(1.7)
Commercial and industrial, large	265,183	253,591	11,592	4.6
Sales to public authorities	439,926	448,355	(8,429)	(1.9)
Total retail sales	2,395,785	2,408,613	(12,828)	(0.5)
Wholesale:
Sales for resale	20,147	19,861	286	1.4
Off-system sales	507,318	422,245	85,073	20.1
Total wholesale sales	527,465	442,106	85,359	19.3
Total kWh sales	2,923,250	2,850,719	72,531	2.5
Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$100,221	$113,596	$(13,375)	(11.8)%
Commercial and industrial, small	65,309	67,810	(2,501)	(3.7)
Commercial and industrial, large	12,360	13,037	(677)	(5.2)
Sales to public authorities	32,128	34,785	(2,657)	(7.6)
Total retail non-fuel base revenues (1)	210,018	229,228	(19,210)	(8.4)
Wholesale:
Sales for resale	957	791	166	21.0
Total non-fuel base revenues	210,975	230,019	(19,044)	(8.3)
Fuel revenues:
Recovered from customers during the period	70,372	58,614	11,758	20.1
(Over) under collection of fuel	(11,223)	9,775	(20,998)	—
New Mexico fuel in base rates (2)	—	451	(451)	—
Total fuel revenues (3)	59,149	68,840	(9,691)	(14.1)
Off-system sales:
Fuel cost	14,510	12,289	2,221	18.1
Shared margins	3,936	273	3,663	—
Retained margins	570	287	283	98.6
Total off-system sales	19,016	12,849	6,167	48.0
Other (4) (5) (6)	8,330	11,517	(3,187)	(27.7)
Total operating revenues	$297,470	$323,225	$(25,755)	(8.0)
Average number of retail customers (7):
Residential	369,233	362,992	6,241	1.7%
Commercial and industrial, small	41,840	41,121	719	1.7
Commercial and industrial, large	48	49	(1)	(2.0)
Sales to public authorities	5,563	5,279	284	5.4
Total	416,684	409,441	7,243	1.8
________________________________________

(1)	2016 includes $17.2 million of relate back revenues in Texas from January 12, 2016 through June 2016 which were recorded in August 2016.

(2)
Historically, fuel and purchased power costs in the New Mexico jurisdiction were recorded through base rates and a FPPCAC that accounts for the changes in the costs of fuel relative to the amount included in base rates. Effective July 1, 2016, with the implementation of the NMPRC Final Order, these costs are no longer recovered through base rates but are recovered through the FPPCAC.

(3)	Includes deregulated Palo Verde Unit 3 revenues for the New Mexico jurisdiction of $2.4 million and $2.6 million in 2017 and 2016, respectively.

(4)	Includes energy efficiency bonus of $0.4 million and $0.5 million in 2017 and 2016, respectively.

(5)	Includes $0.8 million increase resulting from the 2016 PUCT Final Order.

(6)	Represents revenues with no related kWh sales.

(7)	The number of retail customers presented is based on the number of service locations.

Comparisons of kWh sales and operating revenues are shown below (in thousands):
			Increase (Decrease)
Nine Months Ended September 30:	2017	2016	Amount	Percent
kWh sales:
Retail:
Residential	2,257,031	2,239,109	17,922	0.8%
Commercial and industrial, small	1,851,396	1,849,618	1,778	0.1
Commercial and industrial, large	794,572	769,425	25,147	3.3
Sales to public authorities	1,198,863	1,199,867	(1,004)	(0.1)
Total retail sales	6,101,862	6,058,019	43,843	0.7
Wholesale:
Sales for resale	52,786	52,370	416	0.8
Off-system sales	1,478,941	1,451,719	27,222	1.9
Total wholesale sales	1,531,727	1,504,089	27,638	1.8
Total kWh sales	7,633,589	7,562,108	71,481	0.9
Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$226,558	$224,018	$2,540	1.1%
Commercial and industrial, small	156,184	154,657	1,527	1.0
Commercial and industrial, large	30,703	30,619	84	0.3
Sales to public authorities	77,222	76,857	365	0.5
Total retail non-fuel base revenues	490,667	486,151	4,516	0.9
Wholesale:
Sales for resale	2,279	1,986	293	14.8
Total non-fuel base revenues	492,946	488,137	4,809	1.0
Fuel revenues:
Recovered from customers during the period	175,140	107,367	67,773	63.1
(Over) under collection of fuel (1) (2)	(13,931)	11,768	(25,699)	—
New Mexico fuel in base rates (3)	—	33,279	(33,279)	—
Total fuel revenues (4)	161,209	152,414	8,795	5.8
Off-system sales:
Fuel cost	34,871	29,179	5,692	19.5
Shared margins	7,238	3,680	3,558	96.7
Retained margins	1,432	860	572	66.5
Total off-system sales	43,541	33,719	9,822	29.1
Other (5) (6)	22,952	24,629	(1,677)	(6.8)
Total operating revenues	$720,648	$698,899	$21,749	3.1
Average number of retail customers (7):
Residential	367,409	361,617	5,792	1.6%
Commercial and industrial, small	41,925	40,830	1,095	2.7
Commercial and industrial, large	48	49	(1)	(2.0)
Sales to public authorities	5,540	5,309	231	4.4
Total	414,922	407,805	7,117	1.7
________________________________________

(1)
Includes the portion of DOE refunds related to spent fuel storage of $1.4 million and $1.6 million in 2017 and 2016, respectively, that was credited to customers through the applicable fuel adjustment clauses.

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

(4)	Includes deregulated Palo Verde Unit 3 revenues for the New Mexico jurisdiction of $7.4 million and $6.6 million in 2017 and 2016, respectively.

(5)	Includes energy efficiency bonus of $0.7 million and $0.5 million in 2017 and 2016, respectively.

(6)	Represents revenues with no related kWh sales.

(7)	The number of retail customers presented is based on the number of service locations.

Comparisons of kWh sales and operating revenues are shown below (in thousands):
			Increase (Decrease)
Twelve Months Ended September 30:	2017	2016	Amount	Percent
kWh sales:
Retail:
Residential	2,823,711	2,806,657	17,054	0.6%
Commercial and industrial, small	2,405,225	2,398,201	7,024	0.3
Commercial and industrial, large	1,055,892	1,029,905	25,987	2.5
Sales to public authorities	1,571,506	1,563,248	8,258	0.5
Total retail sales	7,856,334	7,798,011	58,323	0.7
Wholesale:
Sales for resale	62,502	61,142	1,360	2.2
Off-system sales	1,954,730	2,039,451	(84,721)	(4.2)
Total wholesale sales	2,017,232	2,100,593	(83,361)	(4.0)
Total kWh sales	9,873,566	9,898,604	(25,038)	(0.3)
Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$281,314	$273,118	$8,196	3.0%
Commercial and industrial, small	196,469	193,293	3,176	1.6
Commercial and industrial, large	39,154	39,575	(421)	(1.1)
Sales to public authorities	97,246	95,938	1,308	1.4
Total retail non-fuel base revenues (1)	614,183	601,924	12,259	2.0
Wholesale:
Sales for resale	2,700	2,376	324	13.6
Total non-fuel base revenues	616,883	604,300	12,583	2.1
Fuel revenues:
Recovered from customers during the period	216,170	132,147	84,023	63.6
(Over) under collection of fuel (2) (3)	(10,806)	9,359	(20,165)	—
New Mexico fuel in base rates (4)	—	49,643	(49,643)	—
Total fuel revenues (5)	205,364	191,149	14,215	7.4
Off-system sales:
Fuel cost	44,625	40,381	4,244	10.5
Shared margins	9,190	6,030	3,160	52.4
Retained margins	1,709	1,267	442	34.9
Total off-system sales	55,524	47,678	7,846	16.5
Other (6) (7)	30,914	32,674	(1,760)	(5.4)
Total operating revenues	$908,685	$875,801	$32,884	3.8
Average number of retail customers (8):
Residential	366,481	360,891	5,590	1.5%
Commercial and industrial, small	41,835	40,717	1,118	2.7
Commercial and industrial, large	49	49	—	—
Sales to public authorities	5,477	5,299	178	3.4
Total	413,842	406,956	6,886	1.7

________________________________________

(1)	Includes non-fuel base rate increase approved in the 2016 PUCT Final Order beginning January 12, 2016.

(2)
Includes the portion of DOE refunds related to spent fuel storage of $1.4 million and $1.6 million in 2017 and 2016, respectively, that was credited to customers through the applicable fuel adjustment clauses.

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

(5)	Includes deregulated Palo Verde Unit 3 revenues for the New Mexico jurisdiction of $9.5 million and $8.8 million in 2017 and 2016, respectively.

(6)	Includes an Energy Efficiency Bonus of $0.7 million and $1.8 million in 2017 and 2016, respectively.

(7)	Represents revenues with no related kWh sales.

(8)	The number of retail customers presented is based on the number of service locations.

Energy expenses
Our sources of energy include electricity generated from our nuclear and natural gas generating plants and purchased power. After adding the new natural gas generating units MPS Units 1 and 2 in March 2015 and MPS Units 3 and 4 in May 2016 and September 2016, respectively, into the Company's system generation resources, Palo Verde represents approximately 30% of our net dependable generating capacity and approximately 51%, 57% and 58% of our Company-generated energy for the three, nine and twelve months ended September 30, 2017, respectively. Fluctuations in the price of natural gas, which also is the primary factor influencing the price of purchased power, have had a significant impact on our cost of energy.
Energy expenses decreased $3.5 million, or 4.4%, for the three months ended September 30, 2017, when compared to the three months ended September 30, 2016, primarily due to decreased total purchased power costs of $7.0 million due to a 32.1% decrease in MWhs purchased. This decrease in energy expenses was partially offset by (i) increased natural gas costs of $2.7 million due to an 18.5% increase in MWhs generated partially offset by a decrease in the average cost of MWhs generated by gas and (ii) increased nuclear costs of $1.1 million due to a 6.0% increase in the average cost of MWhs generated and a 4.1% increase in MWhs generated with nuclear fuel.

	Three Months Ended September 30,
	2017			2016
Fuel Type	Cost	MWh	Cost per MWh	Cost	MWh	Cost per MWh
	(in thousands)			(in thousands)
Natural gas	$45,721	1,321,255	$34.60	$43,059	1,115,188	$38.61
Coal (a)	165	—	—	418	12,109	34.52
Nuclear	12,003	1,365,616	8.79	10,878	1,312,350	8.29
Total	57,889	2,686,871	21.55	54,355	2,439,647	22.28
Purchased power:
Photovoltaic	6,241	77,515	80.51	6,243	78,412	79.62
Other	11,189	324,984	34.43	18,216	514,456	35.41
Total purchased power	17,430	402,499	43.30	24,459	592,868	41.26
Total energy	$75,319	3,089,370	24.38	$78,814	3,032,515	25.99
_______________
(a) The sale of our interest in Four Corners, a coal-fired generation station, closed on July 6, 2016. The cost includes the amortization of deferred coal mine reclamation obligations.

Energy expenses increased $12.0 million, or 6.7%, for the nine months ended September 30, 2017, when compared to the nine months ended September 30, 2016, primarily due to increased natural gas costs of $16.8 million due to an 11.5% increase in the average cost of MWhs generated and a 5.9% increase in MWhs generated with gas. This increase in energy expenses was partially offset by decreased coal costs of $5.5 million as a result of the sale of our interest in Four Corners, a coal-fired generation station, on July 6, 2016.

	Nine Months Ended September 30,
	2017			2016
Fuel Type	Cost	MWh	Cost per MWh	Cost	MWh	Cost per MWh
	(in thousands)			(in thousands)
Natural gas	$110,429	2,947,991	$37.46	$93,582	2,785,057	$33.60
Coal (a)	410	—	—	5,946	175,258	33.93
Nuclear (b)	32,829	3,880,673	8.86	32,289	3,858,306	8.83
Total	143,668	6,828,664	21.27	131,817	6,818,621	19.59
Purchased power:
Photovoltaic	19,019	234,171	81.22	18,938	234,941	80.61
Other	28,805	996,263	28.91	28,777	958,942	30.01
Total purchased power	47,824	1,230,434	38.87	47,715	1,193,883	39.97
Total energy	$191,492	8,059,098	23.96	$179,532	8,012,504	22.63
_______________
(a) The sale of our interest in Four Corners, coal-fired generation station, closed on July 6, 2016. The cost includes the amortization of deferred coal mine reclamation obligations.
(b) Cost includes a DOE refund related to spent fuel storage of $1.6 million and $1.8 million recorded in March 2017 and 2016, respectively.
Cost per MWh excludes these refunds.

Energy expenses increased $14.7 million, or 6.4%, for the twelve months ended September 30, 2017, when compared to the twelve months ended September 30, 2016, primarily due to (i) increased natural gas costs of $21.9 million due to a 12.5% increase in the average cost of MWhs generated and a 5.2% increase in MWhs generated with gas and (ii) increased total purchased power costs of $1.0 million due to a 3.6% increase in MWhs purchased. These increases in energy expenses were partially offset by decreased coal costs of $9.2 million as a result of the sale of our interest in Four Corners, a coal-fired generation station, on July 6, 2016.

	Twelve Months Ended September 30,
	2017			2016
Fuel Type	Cost	MWh	Cost per MWh	Cost	MWh	Cost per MWh
	(in thousands)			(in thousands)
Natural gas	$140,653	3,713,838	$37.87	$118,782	3,529,386	$33.66
Coal (a)	618	—	—	9,771	359,586	27.17
Nuclear (b)	44,318	5,116,211	8.97	43,324	5,054,622	8.92
Total	185,589	8,830,049	21.20	171,877	8,943,594	19.42
Purchased power:
Photovoltaic	23,494	289,030	81.29	23,296	288,364	80.79
Other	36,342	1,299,772	27.96	35,527	1,245,169	28.53
Total purchased power	59,836	1,588,802	37.66	58,823	1,533,533	38.36
Total energy	$245,425	10,418,851	23.71	$230,700	10,477,127	22.19
_____________
(a) The sale of our interest in Four Corners, coal-fired generation station, closed on July 6, 2016. The cost includes the amortization of deferred coal mine reclamation obligations.
(b) Cost includes a DOE refund related to spent fuel storage of $1.6 million and $1.8 million recorded in March 2017 and 2016, respectively.
Cost per MWh excludes these refunds.

Other operations expense
Other operations expense decreased $3.7 million, or 5.7%, for the three months ended September 30, 2017, compared to the three months ended September 30, 2016 primarily due to a (i) $2.4 million decrease in A&G operating expenses primarily due to lower employee incentive compensation and (ii) a $0.9 million decrease in operating expense due to the sale of our interest in Units 4 and 5 of Four Corners in July 2016.
Other operations expense decreased $2.9 million, or 1.6%, for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016 primarily due to a $6.5 million decrease in operating expenses due to the sale of our interest in Units 4 and 5 of Four Corners in July 2016. This decrease was partially offset by (i) a $1.3 million increase in A&G operating expenses primarily due to an increase in pension and benefit costs due to an increase in medical claims paid and other employee benefit costs, partially offset by a decrease in costs as a result of a plan amendment and changes in actuarial assumptions used to calculate retirement benefit plans and (ii) a $1.8 million increase in operating expenses at Palo Verde primarily due to a $1.6 million increase in the A&G load true up in 2017 compared to 2016.
Other operations expense decreased $4.8 million, or 2.0%, for the twelve months ended September 30, 2017, compared to the twelve months ended September 30, 2016 primarily due to an $8.1 million decrease due to the sale of our interest in Units 4 and 5 of Four Corners in July 2016. This decrease was partially offset by (i) a $1.4 million increase in operating expenses at Palo Verde primarily due to a $1.6 million increase in the A&G load true up in 2017 compared to 2016, (ii) a $1.2 million increase in outside consulting fees, primary related to IT software hosting and environmental engineering and (iii) a $0.7 million increase in operating expenses at MPS.
Maintenance expense
Maintenance expense decreased $2.1 million, or 15.1%, for the three months ended September 30, 2017, compared to the three months ended September 30, 2016 primarily due to (i) a $2.0 million decrease in maintenance expense for outages at Newman Units 4 & 5 in 2016 with no comparable activity in 2017.
Maintenance expense increased $1.3 million, or 2.6%, for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016 primarily due to (i) increased maintenance expense of $7.0 million for outages at Newman Units 1, 3, & 5, and (ii) increased routine maintenance of $2.5 million at Newman, MPS and Rio Grande. These increases were partially offset by (i) a $5.6 million decrease due to the sale of our interest in Units 4 and 5 of Four Corners in July 2016, (ii) a $1.4 million decrease in maintenance expense for an outage at Rio Grande Unit 7 in 2016 with no comparable activity in 2017, and (iii) a $1.3 million decrease in maintenance expenses at Palo Verde.
Maintenance expense increased $0.6 million, or 0.9%, for the twelve months ended September 30, 2017 compared to the twelve months ended September 30, 2016 primarily due to (i) increased maintenance expense of $5.4 million for outages at Newman Units 1, 3, 4, & 5, (ii) increased routine maintenance expense of $2.9 million at Newman, MPS and Rio Grande, and (iii) a $0.6 million increase in general maintenance expenses. These increases were partially offset by (i) a $5.6 million decrease due to the sale of our interest in Units 4 and 5 of Four Corners in July 2016, (ii) a $1.4 million decrease in maintenance expense for an outage at Rio Grande Unit 7 in 2016 with no comparable activity in 2017, and (iii) a $1.5 million decrease in maintenance expenses at Palo Verde.
Depreciation and amortization expense
Depreciation and amortization expense increased $6.6 million, or 41.5%, for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, primarily due to (i) reductions in 2016 of approximately $5.0 million resulting from changes in depreciation rates from January 12, 2016 through June 30, 2016 as approved in the 2016 PUCT Final Order, and (ii) increases in plant, including MPS Unit 4, which was placed in service in September 2016.
Depreciation and amortization expense increased $3.9 million, or 6.2%, for the nine ended September 30, 2017, compared to the nine months ended September 30, 2016, primarily due to increases in plant, including MPS Units 3 and 4, which were placed in service in 2016. These increases were partially offset by the sale of the Company's interest in Units 4 and 5 of Four Corners in July 2016.
Depreciation and amortization expense increased $2.4 million, or 2.8%, for the twelve months ended September 30, 2017, compared to the twelve months ended September 30, 2016, primarily due to increases in plant, including MPS Units 3 and 4, which were placed in service in 2016. This increase was partially offset by the sale of the Company's interest in Units 4 and 5 of Four Corners, and reductions of approximately $2.8 million resulting from changes in depreciation rates as approved in the 2016 PUCT Final Order.

Taxes other than income taxes
Taxes other than income taxes increased $1.0 million, or 5.2%, $3.9 million, or 7.8%, and $4.3 million, or 6.5%, for the three, nine and twelve months ended September 30, 2017, respectively, compared to the three, nine and twelve months ended September 30, 2016, primarily due to increased revenue related taxes and increased property valuations in Texas as a result of MPS Units 3 and 4 being placed in service in 2016. These increases were partially offset by decreased property taxes in Arizona due to decreased tax rates.
Other income (deductions)
Other income (deductions) decreased $0.6 million, or 13.9%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to decreased AEFUDC resulting from lower average balances of CWIP and a reduction in the AEFUDC rate. This decrease was partially offset by decreased miscellaneous deductions due to reduced donations.
Other income (deductions) increased $0.2 million, or 1.1%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to increased investment and interest income due to higher realized gains in our decommissioning trust funds in 2017. This increase was partially offset by (i) decreased AEFUDC resulting from lower average balances of CWIP and a reduction in the AEFUDC rate and (ii) gain on the sale of land in 2016 with no comparable activity in 2017.
Other income (deductions) decreased $1.8 million, or 8.9%, for the twelve months ended September 30, 2017 compared to the twelve months ended September 30, 2016, primarily due to decreased AEFUDC resulting from lower average balances of CWIP and a reduction in the AEFUDC rate. This decrease was partially offset by increased investment and interest income due to higher realized gains and lower realized losses in our decommissioning trust funds.
Interest charges (credits)
Interest charges (credits) increased by $0.9 million, or 5.3%, for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, primarily due to (i) decreased allowance for borrowed funds used during construction ("ABFUDC") as a result of lower average balances of CWIP and a reduction in the ABFUDC accrual rate and (ii) an increase in interest on short-term borrowing for working capital purposes.
Interest charges (credits) increased by $4.5 million and $6.9 million, or 9.6% and 11.5% for the nine and twelve months ended September 30, 2017, respectively, compared to the nine and twelve months ended September 30, 2016, primarily due to (i) decreased allowance for ABFUDC as a result of lower average balances of CWIP and a reduction in the ABFUDC accrual rate, (ii) increased interest expense on the $150 million of 5.00% Senior Notes due 2044 issued in March 2016 and (iii) an increase in interest on short-term borrowing for working capital purposes.
Income tax expense (benefit)
Income tax expense decreased $10.6 million, or 24.6%, for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, primarily due to a decrease in pre-tax income, and a decrease in state income taxes due to (i) normalization of state income taxes as authorized in the 2016 PUCT Final Order and as discussed in Note F of the Notes to Financial Statements, (ii) a reduction in state tax reserves due to the settlement of Texas state income tax audits, and (iii) a reduction in state tax rates.
Income tax expense decreased $1.4 million, or 2.7%, for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, primarily due to a decrease in state income taxes due to (i) a reduction in state tax reserves due to the settlement of Texas state income tax audits and (ii) a reduction in state tax rates. These decreases were offset by an increase in income taxes due to lower AEFUDC in 2017.
Income tax expense increased $1.3 million, or 2.5%, for twelve months ended September 30, 2017, compared to the twelve months ended September 30, 2016, primarily due to an increase in pre-tax income and lower AEFUDC in 2017. These increases were offset by the loss of the domestic production activities deduction in the twelve months ended September 30, 2016 due to the extension of bonus depreciation, and a decrease in state income taxes due to (i) normalization of state income taxes as authorized in the 2016 PUCT Final Order and as discussed in Note F of the Notes to Financial Statements, (ii) a reduction in state tax rates, and (iii) a reduction in state tax reserves due to the settlement of Texas state income tax audits.

New Accounting Standards
See Notes to Financial Statements Note A for a discussion of new accounting standards.
Inflation
For the last several years, inflation has been relatively low and, therefore, has had minimal impact on our results of operations and financial condition.

Liquidity and Capital Resources
In March 2016, we issued $150 million aggregate principal amount of 5.00% Senior Notes due December 1, 2044 to repay outstanding short-term borrowings on our Revolving Credit Facility ( the "RCF") used for working capital and general corporate purposes, which may include funding capital expenditures. We continue to maintain a strong capital structure in which common stock equity represented 45.4% of our capitalization (common stock equity, long-term debt, current maturities of long-term debt and short-term borrowings under the RCF) as of September 30, 2017. At September 30, 2017, we had a balance of $7.1 million in cash and cash equivalents. Based on current projections, we believe that we will have adequate liquidity through the issuance of long-term debt, our current cash balances, cash from operations and available borrowings under the RCF to meet all of our anticipated cash requirements for the next twelve months.
Our principal liquidity requirements in the near-term are expected to consist of capital expenditures to expand and support electric service obligations, expenditures for nuclear fuel inventory, interest payments on our indebtedness, cash dividend payments, operating expenses including fuel costs, maintenance costs, and taxes.
Capital Requirements. During the nine months ended September 30, 2017, our primary capital requirements were for the construction and purchase of our electric utility plant, debt retirements, payments of common stock dividends and purchases of nuclear fuel. Capital requirements for new electric utility plant were $140.4 million, net of insurance proceeds, for the nine months ended September 30, 2017 and $168.8 million for the nine months ended September 30, 2016. Capital expenditures for 2017 are expected to be approximately $223.3 million, net of insurance proceeds. Capital requirements for purchases of nuclear fuel were $31.6 million for the nine months ended September 30, 2017, and $29.9 million for the nine months ended September 30, 2016.
On September 29, 2017, we paid a quarterly cash dividend of $0.335 per share, or $13.6 million, to shareholders of record as of the close of business on September 15, 2017. We paid a total of $39.7 million in cash dividends during the nine months ended September 30, 2017. At the current dividend rate, we expect to pay cash dividends of approximately $53.3 million during 2017. On October 26, 2017, the Board of Directors declared a quarterly cash dividend of $0.335 per share payable on December 29, 2017 to shareholders of record as of the close of business on December 15, 2017. In addition, while we do not currently anticipate repurchasing shares of our common stock in 2017, we may repurchase shares of our common stock in the future. Under our repurchase program, purchases can be made at open market prices or in private transactions, and repurchased shares are available for issuance under employee benefit and stock incentive plans, or may be retired. No shares of common stock were repurchased during the nine months ended September 30, 2017. As of September 30, 2017, a total of 393,816 shares remain available for repurchase under our currently authorized stock repurchase program.
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
We continually evaluate our funding requirements related to our retirement plans, other post-retirement benefit plans, and decommissioning trust funds. During the nine months ended September 30, 2017, we contributed $9.4 million and $0.3 million to our retirement plans and other post-retirement benefits plan, respectively, and $3.4 million to our decommissioning trust funds. We are in compliance with the funding requirements of the federal government for our benefit plans. In addition, with respect to our nuclear plant decommissioning trust, we are in compliance with the funding requirements of the federal law and the ANPP Participation Agreement. We will continue to review our funding for these plans in order to meet our future obligations.
In 2010, we and the Rio Grande Resources Trust (the “RGRT”), a Texas grantor trust through which we finance our portion of fuel for Palo Verde, entered into a note purchase agreement with various institutional purchasers. Under the terms of the agreement, RGRT sold to the purchasers $110.0 million aggregate principal amount of senior notes. In August 2015 and 2017, $15.0 million and $50.0 million, respectively, of these senior notes matured and were paid with borrowings under the RCF.
Capital Resources. Cash provided by operations, $218.7 million for the nine months ended September 30, 2017 and $176.8 million for the nine months ended September 30, 2016, is a significant source for funding capital requirements. The primary factors contributing to the increase in cash flows from operations were (i) the change in net over-collection and under-collection of fuel revenues and (ii) the collection of relate back surcharges. A component of cash flows from operations is the change in net over-collection and under-collection of fuel revenues. The difference between fuel revenues collected and fuel expense incurred is deferred to be either refunded (over-recoveries) or surcharged (under-recoveries) to customers in the future. During the nine months ended September 30, 2017, we had fuel over-recoveries of $13.9 million compared to under-recoveries of fuel costs of $11.8 million during the nine months ended September 30, 2016. At September 30, 2017, we had a net fuel over-recovery balance of $3.0 million, including an over-recovery of $1.1 million in Texas and an over-recovery of $1.9 million in New Mexico. On October 13, 2017, we filed a request to decrease our Texas fixed fuel factor by approximately 19% to reflect decreased fuel expenses primarily related to a decrease in the price of natural gas used to generate power. The decrease in our Texas fixed fuel factor became effective beginning with the November 2017 billing month and will continue thereafter until changed by the PUCT.
We maintain the RCF for working capital and general corporate purposes and financing of nuclear fuel through RGRT. RGRT, the trust through which we finance our portion of nuclear fuel for Palo Verde, is consolidated in our financial statements. On January 9, 2017, we exercised the option to extend the maturity of the RCF by one year to January 14, 2020 and to increase the size of the facility by $50.0 million to $350.0 million. We still have the option to extend the facility by one additional year to January 2021 and to increase the RCF by up to $50.0 million (up to a total of $400.0 million) upon the satisfaction of certain conditions, more fully set forth in the agreement, including obtaining commitments from lenders or third party financial institutions. In August 2017, RGRT's $50.0 million Series B 4.47% Senior Notes matured and were paid utilizing funds borrowed under the RCF. The total amount borrowed for nuclear fuel by the RGRT, excluding debt issuance costs, was $135.9 million at September 30, 2017, of which $90.9 million had been borrowed under the RCF, and $45.0 million was borrowed through the issuance of senior notes. Borrowings by the RGRT for nuclear fuel, excluding debt issuance costs, were $131.2 million as of September 30, 2016, of which $36.2 million had been borrowed under the RCF and $95.0 million was borrowed through the issuance of senior notes. Interest costs on borrowings to finance nuclear fuel are accumulated by the RGRT and charged to us as fuel is consumed and recovered through fuel recovery charges. In September 2017, the $33.3 million 2012 Series A 1.875% Pollution Control Bonds which were subject to mandatory tender for purchase were redeemed and retired utilizing funds borrowed under the RCF. At September 30, 2017, $77.0 million was outstanding under the RCF for working capital and general corporate purposes, which may include funding capital expenditures. At September 30, 2016, $19.0 million was outstanding under the RCF for working capital and general corporate purposes. Total aggregate borrowings under the RCF at September 30, 2017 were $167.9 million with an additional $182.0 million available to borrow.
We received approval from the NMPRC on October 7, 2015, to guarantee the issuance of up to $65.0 million of long-term debt by the RGRT to finance future purchases of nuclear fuel and to refinance existing nuclear fuel debt obligations, for which the approval remains effective. We received additional approval from the NMPRC on October 4, 2017 to amend and extend the RCF, issue up to $350.0 million in long-term debt and to redeem and refinance the $63.5 million 2009 Series A 7.25% Pollution Control Bonds and the $37.1 million 2009 Series B 7.25% Pollution Control Bonds, which are subject to optional redemption in 2019. The NMPRC approval to issue up to $350.0 million in long-term debt supersedes prior approval. We requested similar approval from the FERC on September 1, 2017 and received approval on October 31, 2017. The approval requested from the FERC also includes requests to guarantee the issuance of up to $65.0 million of long-term debt by the RGRT and to continue to utilize our existing RCF with the ability to amend and extend the RCF at a future date. The authorization approved by the FERC is effective from November 15, 2017 through November 14, 2019 and supersedes prior approvals.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk due to changes in interest rates, equity prices and commodity prices. See our 2016 Form 10-K, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," for a complete discussion of the market risks we face and our market risk sensitive assets and liabilities. As of September 30, 2017, there have been no material changes in the market risks we face or the fair values of assets and liabilities disclosed in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in our 2016 Form 10-K Annual Report.

Item 4.	Controls and Procedures
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation pursuant to Rule 13a-15(b) under the Exchange Act of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of September 30, 2017, our disclosure controls and procedures are effective.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15, that occurred during the quarter ended September 30, 2017, that materially affected, or that were reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We hereby incorporate by reference the information set forth in Part I of this report under Notes C and H of the Notes to Financial Statements.

Item 1A.	Risk Factors
Our 2016 Form 10-K includes a detailed discussion of our risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (Including Commissions)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2017	—	$—	—	393,816
August 1 to August 31, 2017	—	—	—	393,816
September 1 to September 30, 2017	746	55.25	—	393,816
_____________________
(a) Represents shares of common stock delivered to us as payment of withholding taxes due upon the vesting of restricted stock held by our employees, not considered part of the 2011 Plan.

Item 5.	Other Information
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
Nathan T. Hirschi
Senior Vice President - Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)
Dated: November 3, 2017

EL PASO ELECTRIC COMPANY
INDEX TO EXHIBITS

Exhibit Number	Exhibit

10.01	Change in Control Agreement between the Company and certain key officers of the Company. (Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014)

15	Letter re Unaudited Interim Financial Information

31.01	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

