Form 10-K
period 2017-12-31
EL PASO ELECTRIC CO /TX/
filed 2018-02-28
CIK 31978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES  ☒    NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES  ☐    NO  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES  ☒   NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  ☒    NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 126-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
As of June 30, 2017, the aggregate market value of the voting stock held by non-affiliates of the registrant was $2,069,728,021 (based on the closing price as quoted on the New York Stock Exchange on that date).
As of January 31, 2018, there were 40,661,003 shares of the Company’s no par value common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2018 annual meeting of its shareholders are incorporated by reference into Part III of this report.

DEFINITIONS
The following abbreviations, acronyms or defined terms used in this report are defined below:

Abbreviations, Acronyms or Defined Terms	Terms

ANPP Participation Agreement	Arizona Nuclear Power Project Participation Agreement dated August 23, 1973, as amended
APS	Arizona Public Service Company
ASU	Accounting Standards Update
Company	El Paso Electric Company
Copper	The Company's Copper Power Station
DOE	United States Department of Energy
El Paso	City of El Paso, Texas
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fort Bliss	Fort Bliss, the United States Army post next to El Paso, Texas
Four Corners	Four Corners Generating Station
GHG	Greenhouse gas
HAFB	Holloman Air Force Base
IRS	Internal Revenue Service
kV	Kilovolt(s)
kW	Kilowatt(s)
kWh	Kilowatt-hour(s)
Las Cruces	City of Las Cruces, New Mexico
MPS	The Company's Montana Power Station
MW	Megawatt(s)
MWh	Megawatt-hour(s)
Net dependable generating capability
The maximum load net of plant operating requirements that a generating plant can supply under specified conditions for a given time interval, without exceeding approved limits of temperature and stress

Newman	The Company's Newman Power Station
NMPRC	New Mexico Public Regulation Commission
NRC	Nuclear Regulatory Commission
Palo Verde	Palo Verde Generating Station
Palo Verde Participants	Those utilities that share in power and energy entitlements, and bear certain allocated costs, with respect to Palo Verde pursuant to the ANPP Participation Agreement
PNM	Public Service Company of New Mexico
PUCT	Public Utility Commission of Texas
RGEC	Rio Grande Electric Cooperative
RGRT	Rio Grande Resources Trust
Rio Grande	The Company's Rio Grande Power Station
TCJA	The Federal Tax Cuts and Jobs Act of 2017
TEP	Tucson Electric Power Company
White Sands	White Sands Missile Range

( i)

( ii)

FORWARD-LOOKING STATEMENTS
Certain matters discussed in this Annual Report on Form 10-K, other than statements of historical fact, are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements often include words like we "believe", "anticipate", "target", "project", "expect", "predict", "pro forma", "estimate", "intend", "will", "is designed to", "plan" and words of similar meaning, or are indicated by the Company's discussion of strategies or trends. Forward-looking statements describe the Company's future plans, objectives, expectations or goals. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurances can be given that these expectations will prove to be correct. Such statements address future events and conditions and include, but are not limited to:

•	capital expenditures,

•	earnings,

•	liquidity and capital resources,

•	ratemaking/regulatory matters,

•	litigation,

•	accounting matters, including accounting for taxes,

•	possible corporate restructurings, acquisitions and dispositions,

•	compliance with debt and other restrictive covenants,

•	interest rates and dividends,

•	environmental matters,

•	nuclear operations,

•	operation of the Company's generating units and its transmission and distribution systems, and

•	the overall economy of our service area.
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

•
the ability of the Company's operating partners to maintain plant operations and manage operation and maintenance costs at the Palo Verde Generating Station ("Palo Verde"), including costs to comply with any new or expanded regulatory or environmental requirements,

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

( iii)

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

•	disruptions in the Company's transmission system, and in particular the lines that deliver power from its remote generating facilities,

•	the sufficiency of the Company's insurance coverage, including availability, cost, coverage and terms,

•	electric utility deregulation or re-regulation,

•	regulated and competitive markets,

•	ongoing municipal, state and federal activities,

•	cuts in military spending or prolonged shutdowns of the federal government that reduce demand for the Company's services from military and governmental customers,

•	political, legislative, judicial and regulatory developments,

•	homeland security considerations, including those associated with the U.S./Mexico border region and the energy industry,

•	changes in environmental laws and regulations and the enforcement or interpretation thereof, including those related to air, water or greenhouse gas ("GHG") emissions or other environmental matters,

•	economic, commercial bank, financial and capital market conditions,

•	actions by credit rating agencies,

•	changes in accounting requirements and other accounting matters,

•	changing weather trends and the impact of severe weather conditions,

•	possible physical or cyber attacks, intrusions or other catastrophic events,

•	the impact of lawsuits filed against the Company,

•	the impact of changes in interest rates or rates of inflation,

•	Texas, New Mexico and electric industry utility service reliability standards,

•	uranium, natural gas, oil and wholesale electricity prices and availability,

•	possible income tax and interest payments as a result of audit adjustments proposed by the Internal Revenue Service ("IRS") or state taxing authorities,

•	the impact of recent changes to U.S. tax laws,

•	the impact of U.S. health care reform legislation,

•	the effectiveness of the Company's risk management activities,

•	loss of key personnel, the Company's ability to recruit and retain qualified employees and the Company's ability to successfully implement succession planning, and

•	other circumstances affecting anticipated operations, sales and costs.
These lists are not all-inclusive because it is not possible to predict all factors. A discussion of some of these factors is included in this document under the headings "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations –Summary of Critical Accounting Policies and Estimates" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations –Liquidity and Capital Resources." This Annual Report on Form 10-K should be read in its entirety. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels. Any forward-looking statement speaks only as of the date

( iv)

such statement was made, and the Company is not obligated to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made, except as required by applicable laws or regulations.

( v)

PART I

Item 1.	Business
General
El Paso Electric Company (the "Company") is a public utility engaged in the generation, transmission and distribution of electricity in an area of approximately 10,000 square miles in west Texas and southern New Mexico. The Company also serves a full requirements wholesale customer in Texas. The Company owns or has significant ownership interests in several electrical generating facilities providing it with a net dependable generating capacity of approximately 2,082 MW. For the year ended December 31, 2017, the Company’s energy sources consisted of approximately 49% nuclear fuel, 36% natural gas, 15% purchased power and less than 1% generated by Company-owned solar photovoltaic panels. The Company continues to expand its portfolio of renewable energy sources, particularly solar photovoltaic generation. As of December 31, 2017, the Company had power purchase agreements for 107 MW from solar photovoltaic generation facilities. (See "Energy Sources – Purchased Power").
The Company serves approximately 417,900 residential, commercial, industrial, public authority and wholesale customers. The Company distributes electricity to retail customers principally in El Paso, Texas and Las Cruces, New Mexico (representing approximately 64% and 11%, respectively, of the Company’s retail revenues for the year ended December 31, 2017). In addition, the Company’s wholesale sales include sales for resale to other electric utilities and power marketers. Principal industrial, public authority and other large retail customers of the Company include United States military installations, such as Fort Bliss in Texas and White Sands Missile Range ("White Sands") and Holloman Air Force Base ("HAFB") in New Mexico, an oil refinery, several medical centers, two large universities and a steel production facility.
The Company’s principal offices are located at the Stanton Tower, 100 North Stanton, El Paso, Texas 79901 (telephone: 915-543-5711). The Company was incorporated in Texas in 1901. As of January 31, 2018, the Company had approximately 1,100 employees, 38% of whom are covered by a collective bargaining agreement.
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
Facilities
As of December 31, 2017, the Company’s net dependable generating capability of approximately 2,082 MW consists of the following:

Station	Primary Fuel Type	Company's Share of Net Dependable Generating Capability* (MW)	Company Ownership Interest	Location
Newman Power Station	Natural Gas	752	100%	El Paso, Texas
Palo Verde	Nuclear	633	15.8%	Wintersburg, Arizona
Rio Grande Power Station	Natural Gas	276	100%	Sunland Park, New Mexico
Montana Power Station (Units 1, 2, 3 and 4)	Natural Gas	354	100%	El Paso, Texas
Copper Power Station	Natural Gas	64	100%	El Paso, Texas
Renewables	Solar	3	100%	Culberson/El Paso Counties, Texas; Dona Ana County, New Mexico
Total		2,082
    ________________
* During summer peak period.

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

•
Decommissioning. Pursuant to the ANPP Participation Agreement and federal law, the Company must fund its share of the estimated costs to decommission Palo Verde Units 1, 2 and 3, including the Common Facilities, through the term of their respective operating licenses. In 2017, the Palo Verde Participants approved the 2016 Palo Verde decommissioning study (the "2016 Study"), which estimated that the Company must fund approximately $432.8 million (stated in 2016 dollars) to cover its share of decommissioning costs. At December 31, 2017, the Company's decommissioning trust fund had a balance of $286.9 million. Although the 2016 Study was based on the latest available information, there can be no assurance that decommissioning cost estimates will not increase in the future or that regulatory requirements will not change.

•Spent Fuel and Waste Disposal. Pursuant to the Nuclear Waste Policy Act of 1982, as amended in 1987 (the "NWPA"), the United States Department of Energy ("DOE") is legally obligated to accept and dispose of all spent nuclear fuel and other high-level radioactive waste generated by all domestic power reactors by 1998. The DOE's obligations are reflected in a contract for Disposal of Spent Nuclear Fuel and/or High-Level Radioactive Waste (the "Standard Contract") with each nuclear power plant. The DOE failed to begin accepting spent nuclear fuel by 1998. On December 19, 2012, APS, acting on behalf of itself and the Palo Verde Participants, filed a second breach of contract lawsuit against the DOE. This lawsuit sought to recover damages incurred due to the DOE’s failure to accept Palo Verde’s spent nuclear fuel for the period beginning January 1, 2007 through June 30, 2011. On August 18, 2014, APS and the DOE entered into a settlement agreement stipulating to a dismissal of the lawsuit. Pursuant to the terms of the August 18, 2014 settlement agreement, APS files annual claims for the period July 1 of the then-previous year to June 30 of the then-current year. The settlement agreement, as amended, provides APS with a method for submitting claims and receiving recovery for costs incurred through December 31, 2016, which has been extended to December 31, 2019. The Company's share of costs recovered are presented below (in thousands):

		Amount Credited
		to Customers
		through Fuel	Period Credited
Costs Recovery Period	Amount Refunded	Adjustment Clauses	to Customers

January 2007 - June 2011	$9,076	$7,944	September 2014
July 2011 - June 2014	6,643	5,759	March 2015
July 2014 - June 2015	1,884	1,581	March 2016
July 2015 - June 2016	1,779	1,432	March 2017
On October 31, 2017, APS filed an $8.9 million claim for the period July 1, 2016 through June 30, 2017. The Company's share of this claim is approximately $1.4 million. In February 2018, the DOE approved this claim. Any reimbursement is anticipated to be received in the first half of 2018, and the majority of the reimbursement received by the Company is expected to be credited to customers through the applicable fuel adjustment clauses.

•
DOE’s Construction Authorization Application for Yucca Mountain. The DOE had planned to meet its disposal obligations by designing, licensing, constructing and operating a permanent geologic repository in Yucca Mountain, Nevada. In March 2010, the DOE filed a motion to dismiss with prejudice its Yucca Mountain construction authorization application that was pending before the NRC. Several interested parties have intervened in the NRC proceeding. Additionally, a number of interested parties have filed a variety of lawsuits in different jurisdictions around the country challenging the DOE's authority to withdraw the Yucca Mountain construction authorization application and NRC’s cessation of its review of the Yucca Mountain construction authorization application. The cases have been consolidated into one matter at the U.S. Court of Appeals for the District of Columbia Circuit (the "D.C. Circuit"). In August 2013, the D.C. Circuit ordered the NRC to resume its review of the application with available appropriated funds.
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

•
Waste Confidence and Continued Storage. On June 8, 2012, the D.C. Circuit issued its decision on a challenge by several states and environmental groups of the NRC’s rulemaking regarding temporary storage and permanent disposal of high level nuclear waste and spent nuclear fuel. The petitioners challenged the NRC’s 2010 update to the agency’s Waste Confidence Decision and temporary storage rule ("Waste Confidence Decision").

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
In September 2013, the NRC issued its draft Generic Environmental Impact Statement ("GEIS") to support an updated Waste Confidence Decision. On August 26, 2014, the NRC approved a final rule on the environmental effects of continued storage of spent nuclear fuel. Renamed the Continued Storage Rule, the NRC's decision adopted the findings of the GEIS regarding the environmental impacts of storing spent fuel at any reactor site after the reactor’s licensed period of operations. As a result, those generic impacts do not need to be re-analyzed in the environmental reviews for individual licenses. Although Palo Verde has not been involved in any licensing actions affected by the D.C. Circuit’s June 8, 2012 decision, the NRC lifted its suspension on final licensing actions on all nuclear power plant licenses and renewals that went into effect when the D.C. Circuit issued its June 2012 decision. The final Continued Storage Rule was subject to continuing legal challenges before the NRC and the Court of Appeals. In June 2016, the D.C. Circuit issued its final decision, rejecting all remaining legal challenges to the Continue Storage Rule. On August 8, 2016, the D.C. Circuit denied a petition for rehearing.
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
The One-Mill Fee. In 2011, the National Association of Regulatory Utility Commissioners and the Nuclear Energy Institute challenged the DOE’s 2010 determination of the adequacy of the one tenth of a cent per kWh fee (the "one-mill fee") paid by the nation’s commercial nuclear power plant owners pursuant to their individual obligations under the Standard Contract. This fee was recovered by the Company through applicable fuel adjustment clauses. In June 2012, the D.C. Circuit held that the DOE failed to conduct a sufficient fee analysis in making the 2010 determination. The D.C. Circuit remanded the 2010 determination to the Secretary of the DOE (the "Secretary") with instructions to conduct a new fee adequacy determination within six months. In February 2013, upon completion of the DOE’s revised one-mill fee adequacy determination, the court reopened the proceedings. On November 19, 2013, the D.C. Circuit ordered the Secretary to notify Congress of his intent to suspend collecting annual fees for nuclear waste disposal from nuclear power plant operators, as he is required to do pursuant to the NWPA and the court’s order. On January 3, 2014, the Secretary notified Congress of his intention to suspend collection of the one-mill fee, subject to Congress’ disapproval and on May 16, 2014, the DOE notified all commercial nuclear power plant operators, effective May 16, 2014, the one-mill fee was suspended. Electricity generated at Palo Verde and sold on or after May 16, 2014 is no longer subjected to the one-mill fee.

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

The NRC has issued a series of interim staff guidance documents regarding implementation of these requirements. Palo Verde has met the NRC's imposed deadlines for the installation of equipment to address these requirements. Palo Verde has spent approximately $125.4 million (the Company's share is $19.8 million) on capital enhancements related to these requirements as of December 31, 2017.

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
The Company owned a 7% interest in Units 4 and 5 at Four Corners Generating Station ("Four Corners"). The Company shared power entitlements and certain allocated costs of the two units with APS (the Four Corners operating agent) and the other Four Corners participants. On July 6, 2016, the Company sold its interests in Four Corners for $32.0 million to 4C Acquisition, LLC, an affiliate of APS ("APS's affiliate"), and Pinnacle West Capital Corporation ("Pinnacle West"), the parent company of APS and APS's affiliate. No significant gain or loss was recorded for this sale. APS's affiliate assumed responsibility for all Four Corners capital expenditures made after July 6, 2016, which assumption is guaranteed by Pinnacle West. In addition, APS's affiliate will indemnify the Company against certain liabilities and costs related to the future operation of Four Corners, which indemnification is guaranteed by Pinnacle West. See Part II, Item 8, Financial Statements and Supplementary Data, Note C and Note E of Notes to Financial Statements for further discussions.
Solar Photovoltaic Facilities
The Company’s Texas Community solar facility, a 3 MW utility-scale solar plant located at MPS, began commercial operations on May 31, 2017. The Company also owns six other solar photovoltaic facilities with a total capacity of 0.2 MW.
Transmission and Distribution Lines and Agreements
The Company owns, or has significant ownership interests in, four 345 kV transmission lines in New Mexico and Arizona and three 500 kV lines in Arizona. These lines enable the Company to deliver its energy entitlements from its remote generation at Palo Verde to its service area (pursuant to various transmission and power exchange agreements to which the Company is a party). The Company also owns the transmission and distribution network within its New Mexico and Texas retail service area and operates these facilities under franchise agreements with various municipalities. Pursuant to standards established by the North American Electric Reliability Corporation and the Western Electricity Coordinating Council, the Company operates its transmission system in a way that allows it to maintain system integrity in the event that any one of these transmission lines is out of service.
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

In March 2017, the Company entered into a Compliance Agreement ("Compliance Agreement") with the Texas Commission on Environmental Quality under the Texas Environmental, Health and Safety Audit Privilege Act to address certain water and waste compliance issues associated with the integrity of the synthetic liner of the evaporation pond at the Company’s Newman Generating Station. The Company has initiated a capital project to extend the life of evaporation pond and in doing so will complete its obligation of the Compliance Agreement.
Air Emissions. The U.S. Clean Air Act ("CAA"), associated regulations and comparable state and local laws and regulations relating to air emissions impose, among other obligations, limitations on pollutants generated during the operations of the Company's facilities and assets, including sulfur dioxide ("SO2"), particulate matter ("PM"), nitrogen oxides ("NOx") and mercury.
National Ambient Air Quality Standards ("NAAQS"). Under the CAA, the EPA sets NAAQS for six criteria pollutants considered harmful to public health and the environment, including PM, NOx, carbon monoxide ("CO"), ozone and SO2. NAAQS must be reviewed by the EPA at five-year intervals. In 2010, the EPA tightened the NAAQS for both nitrogen dioxide ("NO2") and SO2. The EPA is considering a 1-hour secondary NAAQS for NO2 and SO2. In January 2013, the EPA tightened the primary annual NAAQS for fine PM. On October 1, 2015, the EPA released a final rule tightening the primary and secondary NAAQS for ground-level ozone from its 2008 standard levels of 75 parts per billion ("ppb") to 70 ppb.The EPA may designate the areas in which we operate as nonattainment. For example, in December 2017, EPA proposed to designate southern Dona Ana County, New Mexico, as a nonattainment area. States that contain any areas designated as nonattainment, and any tribes that choose to do so, will be required to complete development of implementation plans in the 2020-2021 timeframe. Most nonattainment areas are expected to have until 2020 or 2023 to meet the primary (health) standard, with the exact attainment date varying based on the ozone level in the area. The Company continues to evaluate what impact these final and proposed NAAQS could have on its operations. If the Company is required to install additional equipment to control emissions at its facilities, the NAAQS, individually or in the aggregate, could have a material impact on its operations and financial results.
Other Laws and Regulations and Risks. The Company sold its interest in Four Corners to APS's affiliate on July 6, 2016 at the expiration of the 50-year participation agreement. As of the closing date of the sale, the Company’s environmental liabilities associated with Four Corners were limited to conditions that existed at the time of the sale and further limited to the portion thereof for which the Company would have been financially responsible if Four Corners had fully ceased operation on July 6, 2016. Pursuant to the terms of the Purchase and Sale Agreement, neither APS's affiliate nor APS assumed the Company's pre-closing obligations under environmental laws with respect to its interest in Four Corners. The Company may be subject to certain future claims under environmental laws and regulations as a former owner of Four Corners. The extent of such claims, if any, cannot be predicted with certainty.
Climate Change. There has been a wide-ranging policy debate, at the local, state, national, and international levels, regarding the impact of GHG and possible means for their regulation. Efforts continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues. In April 2016, the United States signed the Paris Agreement, which requires countries to review and "represent a progression" in their intended nationally determined contributions, which set GHG emission reduction goals, every five years beginning in 2020. In August 2017, the United States formally documented to the United Nations its intent to withdraw from the Paris Agreement. The earliest possible effective withdrawal date from the Paris Agreement is November 2020.
The U.S. federal government has either considered, proposed and/or finalized legislation or regulations limiting GHG emissions, including carbon dioxide. In particular, the U.S. Congress has considered legislation to restrict or regulate GHG emissions. In October 2015, the EPA published a rule establishing guidelines for states to regulate CO2 emissions from existing power plants, known as the Clean Power Plan ("CPP"). Legal challenges to the CPP are ongoing. The Company cannot at this time determine the impact of the CPP, related proposals and legal challenges may have on our financial position, results of operations or cash flows.

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
Climate change also has potential physical effects that could be relevant to the Company's business. In particular, climate change could affect the Company's service area by causing higher temperatures, less winter precipitation and less spring runoff, as well as by causing more extreme weather events. Such developments could change the demand for power in the region and could also impact the price or ready availability of water supplies or affect maintenance needs and the reliability of Company equipment. The Company believes that material effects on the Company's business or results of operations may result from the physical consequences of climate change, the regulatory approach to climate change ultimately selected and implemented by governmental authorities, or both. Given the very significant remaining uncertainties regarding whether and how these issues will be regulated, as well as the timing and severity of any physical effects of climate change, the Company believes it is impossible to meaningfully quantify the costs of these potential impacts at present.
Environmental Litigation and Investigations. Since July 2011, the U.S. Department of Justice (the "DOJ"), on behalf of the EPA, and APS have been engaged in substantive settlement negotiations in an effort to resolve certain of the pending matters. The allegations being addressed through settlement negotiations are that APS failed to obtain the necessary permits and install the controls necessary under the CAA to reduce SO2, NOx, and PM, and that defendants failed to obtain an operating permit under Title V of the CAA that reflects applicable requirements imposed by law. On June 24, 2015, the parties filed with the U.S. District Court for New Mexico a settlement agreement ("CAA Settlement Agreement") resolving this matter. On August 17, 2015, the U.S. District Court for New Mexico entered the CAA Settlement Agreement. The agreement imposes a total civil penalty payable by the co-owners of Four Corners collectively in the amount of $1.5 million, and it requires the co-owners to pay $6.7 million for environmental mitigation projects. At December 31, 2017, the Company has accrued its remaining unpaid share of approximately $0.2 million related to this matter.

Construction Program
Utility construction expenditures reflected in the following table consist primarily of local generation, expanding and updating the transmission and distribution systems, the cost of capital improvements and replacements at Palo Verde and other generating facilities, and other property and equipment. Studies indicate that the Company will need additional power generation resources to meet increasing load requirements on its system and to replace retiring plants and terminated purchased power agreements, the costs of which are included in the table below.
The Company’s estimated cash construction costs for 2018 through 2022 are approximately $1.3 billion. Actual costs may vary from the construction program estimates shown. Such estimates are under continuous review and subject to ongoing adjustment and are updated periodically to reflect changed conditions.

By Year (1)(2) (estimates in millions)		By Function (estimates in millions)
2018	$236	Production (1)(2)	$551
2019	238	Transmission	183
2020	278	Distribution	430
2021	298	General	139
2022	253
Total	$1,303	Total	$1,303
__________________________

(1)	Does not include acquisition costs for nuclear fuel. See "Energy Sources – Nuclear Fuel."

(2)	Estimated production costs consist of:

a.	$320 million for new generating capacity, primarily including:

i.	$305 million of construction costs from 2018 through 2022 for a 320 MW combined cycle generating plant scheduled to be completed in 2023.

ii.	$13 million for two utility-scale solar energy generating facilities which would have a combined maximum capacity of up to 7 MW.

b.	$231 million of other generation costs, including $184 million for Palo Verde.

Energy Sources
General
The following table summarizes the percentage contribution of nuclear fuel, natural gas, coal and purchased power to the total kWh energy mix of the Company. Energy generated by Company-owned solar photovoltaic panels and wind turbines accounted for less than 1% of the total kWh energy mix of the Company.

	Years Ended December 31,
	2017	2016	2015
Power Source	(percentage of total kWh energy mix)
Nuclear	49%	49%	47%
Natural gas	36%	34%	34%
Coal	—%	2%	6%
Purchased power	15%	15%	13%
Total	100%	100%	100%
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
Pursuant to the ANPP Participation Agreement, the Company owns an undivided interest in nuclear fuel purchased in connection with Palo Verde. The Palo Verde Participants are continually identifying their future nuclear fuel resource needs and negotiating arrangements to fill those needs. The Palo Verde Participants have contracted for 100% of Palo Verde's requirements for uranium concentrates through 2023 and 50% of its requirements for 2024 through 2025. The participants have contracted for 100% of Palo Verde's requirement for conversion services through 2021 and 46% of its requirements for 2022 through 2025. The participants have also contracted for 100% of Palo Verde's requirement for enrichment services through 2020 and 20% of its requirement for 2021 through 2026 and all of Palo Verde's requirement for fuel assembly fabrication services through 2024.
Nuclear Fuel Financing. The Company’s financing of nuclear fuel is accomplished through Rio Grande Resources Trust ("RGRT"), a Texas grantor trust, which is consolidated in the Company’s financial statements. As of December 31, 2017, RGRT has $45 million aggregate principal amount borrowed in the form of senior notes. In August 2017, RGRT's $50 million Series B 4.47% Senior Notes matured and were paid utilizing funds borrowed under the revolving credit facility (the "RCF"). The Company guarantees the payment of principal and interest on the senior notes. The nuclear fuel financing requirements of RGRT are met with a combination of the senior notes and short-term borrowings under the RCF.
Natural Gas
The Company manages its natural gas requirements through a combination of a long-term (greater than a year) supply contract, several medium-term (greater than a month but less than one year) supply contracts and spot or short-term (daily to a month) market purchases. The long-term supply contract provides for firm deliveries of gas at market-based index prices. Medium-term and spot agreements are either fixed priced and/or index priced depending on the market. In 2017, the Company’s natural gas requirements at Newman, Rio Grande and MPS were met with short-term, medium-term and long-term natural gas purchases from various suppliers, and this practice is expected to continue in 2018. Interstate gas is delivered under a base firm transportation contract. The Company has expanded its firm interstate transportation contract to include MPS. The Company anticipates it will continue to purchase natural gas at spot market prices on a monthly basis for a portion of the fuel needs for Newman, Rio Grande and MPS. The Company will continue to evaluate the availability of short-term natural gas supplies versus medium and long-term supplies to maintain a reliable and economical supply for its local generating stations.
Natural gas for Newman and Copper is also supplied pursuant to a long-term intrastate natural gas contract that became effective October 1, 2009 and continues through March 31, 2018. Beginning April 1, 2018, intrastate natural gas reservation and storage for Newman, Copper and MPS will be provided through a new contract that will continue through March 31, 2028. Under this new contract, intrastate gas supply will be sourced in the same manner as interstate gas, through a variety of long, medium and short-term supply contracts.
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
The Company has entered into several power purchase agreements to help meet its renewable portfolio requirements. Specifically, the Company has a 25-year purchase power agreement with Hatch Solar Energy Center I, LLC for a 5 MW solar photovoltaic project located in southern New Mexico, which began commercial operation in July 2011. In June 2015, the Company entered into a consent agreement with Hatch Solar Energy Center 1, LLC to provide for additional or replacement photovoltaic modules. The Company also entered into a 20-year contract with NRG Solar Roadrunner, LLC ("NRG") for the purchase of all of the output of a 20 MW solar photovoltaic plant built in southern New Mexico, which began commercial operation in August 2011. In addition, the Company has 25-year purchase power agreements to purchase all of the output of two additional solar photovoltaic projects located in southern New Mexico, SunE EPE1, LLC (10 MW) and SunE EPE2, LLC (12 MW), which began commercial operation in June 2012 and May 2012, respectively. In September 2017, Longroad Solar Portfolio Holdings, LLC purchased SunE EPE1, LLC and in October 2017, Silicon Ranch Corporation purchased SunE EPE2, LLC with the Company's consent per the terms of both purchase power agreements.
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
Other purchases of shorter duration were made during 2017 to supplement the Company's generation resources during planned and unplanned outages, for economic reasons and to supply off-system sales.

Operating Statistics

	Years Ended December 31,
	2017	2016	2015
Operating revenues (in thousands):
Non-fuel base revenues:
Retail:
Residential	$287,884	$278,774	$246,265
Commercial and industrial, small	198,799	194,942	187,436
Commercial and industrial, large	38,403	39,070	40,411
Sales to public authorities	97,890	96,881	91,244
Total retail base revenues	622,976	609,667	565,356
Wholesale:
Sales for resale	2,730	2,407	2,455
Total non-fuel base revenues	625,706	612,074	567,811
Fuel revenues:
Recovered from customers during the period	218,380	148,397	127,765
Under (over) collection of fuel	(17,133)	14,893	(13,342)
New Mexico fuel in base rates	—	33,279	72,129
Total fuel revenues	201,247	196,569	186,552
Off-system sales:
Fuel cost	46,258	38,933	52,406
Shared margins	11,055	5,632	11,048
Retained margins	1,673	1,137	1,362
Total off-system sales	58,986	45,702	64,816
Other	30,858	32,591	30,690
Total operating revenues	$916,797	$886,936	$849,869
Number of customers (end of year) (1):
Residential	370,054	363,987	358,819
Commercial and industrial, small	42,291	41,741	40,367
Commercial and industrial, large	48	49	49
Other	5,500	5,285	5,261
Total	417,893	411,062	404,496
Average annual kWh use per residential customer	7,671	7,748	7,763
Energy supplied, net, kWh (in thousands):
Generated	8,950,875	8,820,006	9,585,089
Purchased and interchanged	1,540,841	1,552,251	1,390,946
Total	10,491,716	10,372,257	10,976,035
Energy sales, kWh (in thousands):
Retail:
Residential	2,823,260	2,805,789	2,771,138
Commercial and industrial, small	2,410,710	2,403,447	2,384,514
Commercial and industrial, large	1,045,319	1,030,745	1,062,662
Sales to public authorities	1,564,670	1,572,510	1,585,568
Total retail	7,843,959	7,812,491	7,803,882
Wholesale:
Sales for resale	62,887	62,086	63,347
Off-system sales	2,042,884	1,927,508	2,500,947
Total wholesale	2,105,771	1,989,594	2,564,294
Total energy sales	9,949,730	9,802,085	10,368,176
Losses and Company use	541,986	570,172	607,859
Total	10,491,716	10,372,257	10,976,035
Native system:
Peak load, kW	1,935,000	1,892,000	1,794,000
Net dependable generating capability for peak, kW	2,082,000	2,080,000	2,055,000
Total system:
Peak load, kW (2)	1,982,000	2,027,000	1,992,000
Net dependable generating capability for peak, kW	2,082,000	2,080,000	2,055,000
___________________________

(1)	The number of retail customers presented is based on the number of service locations.

(2)	Includes spot sales and net losses of 47,000 kW, 135,000 kW and 198,000 kW for 2017, 2016 and 2015, respectively.

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
On July 21, 2016, the parties to PUCT Docket No. 44941 filed the Joint Motion to Implement Uncontested Amended and Restated Stipulation and Agreement which was unopposed by the parties (the "2016 Unopposed Settlement"). On August 25, 2016, the PUCT approved the 2016 Unopposed Settlement and issued its final order in Docket No. 44941 ("2016 PUCT Final Order"), as proposed. The 2016 PUCT Final Order provided for: (i) an annual non-fuel base rate increase, lower annual depreciation expense, a revised return on equity for allowance for funds used during construction ("AFUDC") purposes, and the inclusion of substantially all new plant in service in rate base; (ii) an additional annual non-fuel base rate increase of $3.7 million related to Four Corners costs, which was collected through a surcharge that terminated on July 11, 2017; (iii) removing the separate rate treatment for residential customers with solar systems that the Company had proposed in its August 10, 2015 filing; (iv) allowing the Company to recover $3.1 million in rate case expenses through a separate surcharge; and (v) allowing the Company to recover revenues associated with the relate back of rates to consumption on and after January 12, 2016 through March 31, 2016 through a separate surcharge.
Interim rates associated with the annual non-fuel base rate increase became effective on April 1, 2016. The additional surcharges associated with the incremental Four Corners costs, rate case expenses and the relate back of rates to consumption on and after January 12, 2016 through March 31, 2016 were implemented on October 1, 2016.
For financial reporting purposes, the Company deferred any recognition of the Company's request in its 2015 Texas Retail Rate Case until it received the 2016 PUCT Final Order on August 25, 2016. Accordingly, it reported in the third quarter of 2016 the cumulative effect of the 2016 PUCT Final Order, which related back to January 12, 2016.
2017 Texas Retail Rate Case Filing. On February 13, 2017, the Company filed with the City of El Paso, other municipalities incorporated in the Company's Texas service territory and the PUCT in Docket No. 46831, a request for an increase in non-fuel base revenues ("2017 Texas Retail Rate Case"). On November 2, 2017, the Company filed the Joint Motion to Implement Uncontested Stipulation and Agreement with the Administrative Law Judges for the 2017 Texas Retail Rate Case.
On December 18, 2017, the PUCT issued its final order in the Company's rate case pending in Docket No. 46831 ("2017 PUCT Final Order"), which provides, among other things, for the following: (i) an annual non-fuel base rate increase of $14.5 million; (ii) a return on equity of 9.65%; (iii) all new plant in service as filed in the Company's rate filing package was prudent and used and useful and therefore is included in rate base; (iv) recovery of the costs of decommissioning Four Corners in the amount of $5.5 million over a seven year period beginning August 1, 2017; (v) the Company to recover reasonable rate case expenses of approximately $3.4 million through a separate surcharge over a three year period; and (vi) a requirement that the Company file a refund tariff if the federal statutory income tax rate, as it relates to the Company, is decreased before the Company files its next rate case. The 2017 PUCT Final Order also establishes baseline revenue requirements for recovery of future transmission and distribution investment costs, and includes a minimum monthly bill of $30.00 for new residential customers with distributed generation, such as private rooftop solar. Additionally, the 2017 PUCT Final Order allows for the annual recovery of $2.1 million of nuclear decommissioning funding and establishes annual depreciation expense that is approximately $1.9 million lower than the annual amount requested by the Company in its initial filing. Finally, the 2017 PUCT Final Order allows for the Company to recover revenues associated with the relate back of rates to consumption on and after July 18, 2017 through a separate surcharge.
New base rates, including additional surcharges associated with rate case expenses and the relate back of rates to consumption on and after July 18, 2017 through December 31, 2017 were implemented in January 2018.
For financial reporting purposes, the Company deferred any recognition of the Company's request in its 2017 Texas Retail Rate Case until it received the 2017 PUCT Final Order on December 18, 2017. Accordingly, it reported in the fourth quarter of 2017 the cumulative effect of the 2017 PUCT Final Order, which related back to July 18, 2017.

The 2017 PUCT Final Order requires the Company to file a refund tariff if the federal statutory income tax rate, as it relates to the Company, is decreased before the Company files its next rate case. Following the enactment of the Tax Cuts and Jobs Act of 2017 ("TCJA") on December 22, 2017, and in compliance with the 2017 PUCT Final Order, the Company will reduce the recognition of Texas jurisdictional revenues beginning January 1, 2018, to approximate the tax savings resulting from the TCJA and will file a refund tariff which the Company will ask to be implemented in the first half of 2018. The refund tariff is expected to be reflected in rates over a period of a year and will be updated annually until new base rates are implemented pursuant to the Company's next rate case filing. See Part II, Item 8, Financial Statements and Supplementary Data, Note J for further details.
Energy Efficiency Cost Recovery Factor. On May 1, 2017, the Company filed its annual application, which was assigned PUCT Docket No. 47125, to establish its energy efficiency cost recovery factor ("EECRF") for 2018. In addition to projected energy efficiency costs for 2018 and a true-up to prior year actual costs, the Company requested approval of an incentive bonus for the 2016 energy efficiency program results in accordance with PUCT rules. Interim rates were approved effective January 1, 2018. The Company, the staff of the PUCT, and the City of El Paso reached an agreement that includes an incentive bonus of $0.8 million. The agreement was filed on January 25, 2018, and was approved by the PUCT on February 15, 2018.
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
On November 30, 2016, the Company filed a request, which was assigned PUCT Docket No. 46610, to increase its fixed fuel factor by approximately 28.8% to reflect increased fuel expenses primarily related to an increase in the price of natural gas used to generate power. The increase in the fixed fuel factor was effective on an interim basis January 1, 2017 and approved by the PUCT on January 10, 2017. As of September 30, 2017, the Company had over-recovered fuel costs in the amount of $1.1 million for the Texas jurisdiction. On October 13, 2017, the Company filed a request, which was assigned PUCT Docket No. 47692, to decrease the Texas fixed fuel factor by approximately 19% to reflect decreased fuel expenses primarily related to a decrease in the price of natural gas used to generate power. The decrease in the Texas fixed fuel factor became effective beginning with the November 2017 billing month and will continue thereafter until changed by the PUCT. At December 31, 2017, the Company had a net fuel over-recovery balance of approximately $5.8 million in Texas.
Fuel Reconciliation Proceeding. On September 27, 2016, the Company filed an application with the PUCT, designated as PUCT Docket No. 46308, to reconcile $436.6 million of Texas fuel and purchased power expenses incurred during the period of April 1, 2013 through March 31, 2016. On June 29, 2017, the PUCT approved a settlement in this proceeding. The settlement provides for the reconciliation of fuel and purchased power costs incurred from April 1, 2013 through March 31, 2016. Additionally, the settlement modifies and tightens the Palo Verde performance rewards measurement bands beginning with the 2018 performance period. The financial results for the twelve months ended December 31, 2017 include a $5.0 million, pre-tax increase to income reflecting the settlement of the Texas fuel reconciliation proceeding. This amount represents Palo Verde performance rewards associated with the 2013 to 2015 performance periods net of disallowed fuel and purchased power costs as approved in the settlement. Texas jurisdictional fuel and purchased power costs subject to prudence review are costs from April 1, 2016 through December 31, 2017 that total approximately $250.9 million.
Community Solar. On June 8, 2015, the Company filed a petition with the PUCT to initiate a community solar program that includes the construction and ownership of a 3 MW solar photovoltaic system located at the Company's MPS. Participation is on a voluntary basis, and customers contract for a set capacity (kW) amount and receive all energy produced. This case was assigned PUCT Docket No. 44800. The Company filed a settlement agreement among all parties on July 1, 2016 approving the program, and the PUCT approved the settlement agreement and program on September 1, 2016. On April 19, 2017, the Company announced that the entire 3 MW program was fully subscribed by approximately 1,500 Texas customers. The Community Solar facility began commercial operation on May 31, 2017.
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

On June 10, 2015, the Company filed an application in Texas requesting reasonableness and public interest findings and certain rate and accounting findings related to the Purchase and Sale Agreement. This case was assigned PUCT Docket No. 44805. Subsequent to the filing of the application, the case was subject to numerous procedural matters, including a March 23, 2016 order in which the PUCT determined not to dismiss the reasonableness and public interest issues in this docket but to consider the requested rate and accounting findings, including coal mine reclamation costs, in a rate case proceeding. On September 1, 2016, a motion by parties in the proceeding to suspend the procedural schedule in order to pursue settlement was approved. On March 3, 2017, the Company filed a Joint Motion to Implement Stipulation and Agreement (the "Stipulation and Agreement"), and PUCT Staff filed its recommendation that the Company’s disposition of its interest in Four Corners was reasonable and consistent with the public interest. Additionally, the signatories of the Stipulation and Agreement agreed to support the recovery of the Company's Four Corners decommissioning costs in the 2017 Texas Retail Rate Case. A final order approving the Stipulation and Agreement was adopted by the PUCT on March 30, 2017. The approval to recover Four Corners decommissioning costs was included in the 2017 PUCT Final Order.
Other Required Approvals. The Company has obtained other required approvals for tariffs and other approvals required by the Texas Public Utility Regulatory Act ("PURA") and the PUCT.
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
Future New Mexico Rate Case Filing. NMPRC Case No. 15-00109-UT required the Company to make a rate filing in New Mexico in the second quarter of 2017 using a historical test year ended December 31, 2016. On March 24, 2017, the Company, NMPRC Utility Division Staff and the New Mexico Attorney General filed a Joint Motion to Modify Filing Date Stated in Final Order requesting that the rate filing date be changed to no later than July 31, 2019, using the appropriate historical test year period. The joint request was approved by the NMPRC on April 12, 2017. The NMPRC has initiated an investigation into the impact of the TCJA on utility customers that may require earlier action by the Company. The Company is evaluating possible approaches to begin providing a refund credit for the TCJA income tax rate decrease to New Mexico customers.
Fuel and Purchased Power Costs. Historically, fuel and purchased power costs were recovered through base rates and a Fuel and Purchased Power Cost Adjustment Clause (the "FPPCAC") that accounts for changes in the costs of fuel relative to the amount included in base rates. Effective July 1, 2016, with the implementation of the NMPRC Final Order, fuel and purchased power costs are no longer recovered through base rates but are recovered through the FPPCAC. The Company's request to reconcile its fuel and purchased power costs for the period January 1, 2013 through December 31, 2014 was approved in Case No. 15-00127-UT. New Mexico jurisdictional costs subject to prudence review are costs from January 1, 2015 through December 31, 2017 that total approximately $173.1 million. At December 31, 2017, the Company had a net fuel over-recovery balance of approximately $0.4 million in New Mexico. As required, the Company filed a request to continue use of its FPPCAC with the NMPRC on January 5, 2018 which was assigned NMPRC Case No. 18-00006-UT.
5 MW HAFB Facility Certificate of Convenience and Necessity ("CCN"). On October 7, 2015, in NMPRC Case No. 15-00185-UT, the NMPRC issued a final order approving a CCN for a 5 MW solar power generation facility located on HAFB in the Company's service territory in New Mexico. The Company and HAFB negotiated a retail contract, which includes a power sales agreement for the facility, to replace the existing load retention agreement which was approved by final order issued October 5, 2016 in NMPRC Case No. 16-00224-UT. Construction of the solar generation facility is expected to be completed in the third quarter of 2018.
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
On July 1, 2016, the Company filed its 2015 Annual Report for Energy Efficiency Programs, which included an incentive for verified 2015 program performance of $0.3 million, which was approved in Case No. 13-00176-UT. The Company recorded the $0.3 million approved incentive in operating revenues in the first quarter of 2017. In addition, on June 30, 2017, the Company filed its 2016 Annual Report for Energy Efficiency Programs, which included an incentive for verified 2016 program performance of $0.4 million that was approved in Case No. 13-00176-UT. The Company recorded the $0.4 million approved incentive in operating revenues in the third quarter of 2017.
Revolving Credit Facility, Issuance of Long-Term Debt, and Securities Financing. On October 7, 2015, the Company received approval in NMPRC Case No. 15-00280-UT to guarantee the issuance of up to $65.0 million of long-term debt by the Rio Grande Resources Trust ("RGRT") to finance future purchases of nuclear fuel and to refinance existing nuclear fuel debt obligations, which remains effective. On October 4, 2017, the Company received additional approval in NMPRC Case No. 17-00217-UT to amend and extend its Revolving Credit Facility ("RCF"), issue up to $350.0 million in long-term debt and to redeem and refinance the $63.5 million 2009 Series A 7.25% Pollution Control Bonds and the $37.1 million 2009 Series B 7.25% Pollution Control Bonds, which have optional redemptions beginning in 2019. The NMPRC approval to issue $350.0 million in long-term debt supersedes its prior approval.
Other Required Approvals. The Company has obtained other required approvals for tariffs and other approvals as required by the New Mexico Public Utility Act and the NMPRC.
Federal Regulatory Matters
Revolving Credit Facility; Issuance of Long-Term Debt, Securities Financing, and Guarantee of Debt. On October 31, 2017, the FERC issued an order in Docket No. ES17-54-000 approving the Company’s filing to (i) amend and extend the RCF; (ii) issue up to $350.0 million in long-term debt; (iii) guarantee the issuance of up to $65.0 million of long-term debt by the RGRT; and (iv) redeem and refinance the $63.5 million 2009 Series A 7.25% Pollution Control Bonds and the $37.1 million 2009 Series B 7.25% Pollution Control Bonds, which have optional redemptions beginning in 2019. The order also approves the Company's request to continue to utilize the Company's existing RCF with the ability to amend and extend at a future date. The authorization is effective from November 15, 2017 through November 14, 2019 and supersedes prior FERC approvals.
Other Required Approvals. The Company has obtained required approvals for rates, tariffs and other approvals as required by the FERC.
United States Department of Energy. The DOE regulates the Company's exports of power to Mexico pursuant to a DOE grant of export authorization. In addition, the Company is the holder of two presidential permits issued by the DOE under which the Company constructed and operates border facilities crossing the United States/Mexico border.
The DOE is authorized to assess operators of nuclear generating facilities a share of the costs of decommissioning the DOE's uranium enrichment facilities and for the ultimate costs of disposal of spent nuclear fuel. See "Facilities – Palo Verde" for discussion of spent fuel storage and disposal costs.

Sales for Resale and Network Transmission Service to Rio Grande Electric Cooperative

The Company provides firm capacity and associated energy to the Rio Grande Electric Cooperative ("RGEC") pursuant to an ongoing contract with a two-year notice to terminate provision. The Company also provides network integrated transmission service to the RGEC pursuant to the Company's Open Access Transmission Tariff ("OATT"). The contract includes a formula-based rate that is updated annually to recover non-fuel generation costs and a fuel adjustment clause designed to recover all eligible fuel and purchased power costs allocable to the RGEC. The Company's service to RGEC is regulated by FERC.
Power Sales Contracts
The Company has entered into several short-term (three months or less) off-system sales contracts throughout 2017.

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
The Company does not have a written franchise agreement with Las Cruces, New Mexico, the second largest city in its service territory. The Company utilizes public rights-of-way necessary to service its customers within Las Cruces under an implied franchise by satisfying all obligations under the franchise agreement that expired on April 30, 2009. The Company pays the City of Las Cruces a franchise fee of 2.00% of gross revenues the Company receives from services within the City of Las Cruces.
Military Installations
The Company serves HAFB, White Sands and Fort Bliss. These military installations represent approximately 2.5% of the Company's annual retail revenues. In July 2014, the Company signed an agreement with Fort Bliss under which Fort Bliss takes retail electric service from the Company under the applicable Texas tariffs. The Company serves White Sands under the applicable New Mexico tariffs. In August 2016, the Company signed a contract with HAFB under which the Company provides retail electric service and limited wheeling services to HAFB under the applicable New Mexico tariffs. As stated in the contract, HAFB will purchase the full output of a Company-owned 5 MW solar facility upon its completed construction, with HAFB's other power requirements and limited wheeling services provided under the applicable New Mexico tariffs.
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
Our Revenues and Profitability Depend Upon Regulated Rates
Our retail rates are subject to regulation by incorporated municipalities in Texas, the PUCT, the NMPRC and the FERC. The 2017 PUCT Final Order established our current retail base rates in Texas, effective July 18, 2017. In addition, the NMPRC Final Order established rates in New Mexico that became effective in July 2016.
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
We May Not Be Able To Recover All Costs of New Generation and Transmission Assets
We received approval, both from the PUCT and the NMPRC, to construct Units 3 and 4, two 89 MW simple-cycle aeroderivative combustion turbines at MPS. In 2016, we completed construction of these units, which began commercial operation in May 2016 and September 2016, respectively. The PUCT approved the inclusion of the Texas jurisdictional portion of MPS Units 3 and 4 in base rates in the 2017 PUCT Final Order. However, the New Mexico jurisdiction portion of MPS Units 3 and 4 have not yet been approved by the NMPRC for inclusion in customer base rates. Accordingly, we are exposed to the risk of failing to recover these costs as well as costs associated with the construction of other new units and transmission and distribution assets.
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
Weakness in the Economy and Uncertainty in the Financial Markets Could Reduce Our Sales, Hinder Our Capital Programs and Increase Our Funding Obligations for Pensions and Decommissioning
The global credit and equity markets and the overall economy can be extremely volatile which could have a number of adverse effects on our operations and capital programs. For example, tight credit and capital markets could make it difficult and more expensive to raise capital to fund our operations and capital programs. If we are unable to access the credit markets, we could be required to defer or eliminate important capital projects in the future. In addition, declines in the stock market performance may reduce the value of our financial assets and decommissioning trust investments. Similarly, inflationary increases will increase our future decommission obligations. Such market results may also increase our funding obligations for our pension plans, other post-retirement benefit plans and nuclear decommissioning trusts. Changes in the corporate interest rates that we use as the discount rate to determine our pension and other post-retirement liabilities may have an impact on our funding obligations for such plans and trusts. Further, continued economic volatility may result in reduced customer demand, both in the retail and wholesale markets, and increases in customer delinquencies and write-offs. Uncertainty in the credit markets may negatively impact the ability of our customers to finance purchases of our services and could adversely affect the collectability of our receivables. Similarly, actions or inaction of Congress and of governmental agencies can impact our operations. For example, during 2013, sales to public authorities and small commercial and industrial customers were negatively impacted by the federal government sequestration and shutdown. The credit markets and overall economy (including inflationary increases) may also adversely impact our ability to arrange future financings on acceptable terms and therefore our ability to refinance our existing indebtedness could be limited. Furthermore, the credit markets and overall economy may also adversely impact the financial health of our suppliers. If that were to occur, our access to and prices for inventory, supplies and capital equipment could be adversely affected. Our power trading counterparties could also be adversely impacted by the market and economic conditions which could result in reduced wholesale power sales or increased counterparty credit risk. Declines in revenues, earnings and cash flow from these events could impact our ability to fund construction expenditures and impact the level of dividend payments.
There are Inherent Risks in the Ownership of Nuclear Facilities
Our 15.8% ownership interest in Palo Verde, which is the largest nuclear electric generating facility in the United States, subjects us to a number of risks. A significant percentage of our generating capacity, off-system sales margins, assets and operating expenses is attributable to Palo Verde. Our interest in each of the three Palo Verde units totals approximately 633 MW of generating capacity. Palo Verde represents approximately 30% of our available net generating capacity and provided approximately 49% of our energy requirements for the twelve months ended December 31, 2017. Palo Verde comprises approximately 25% of our total net plant-in-service and Palo Verde expenses comprise a significant portion of operation and maintenance expenses. APS is the operating agent for Palo Verde, and we have limited ability under the ANPP Participation Agreement to influence operations and costs at Palo Verde. Palo Verde operated at a capacity factor of 93.8% and 93.2% in the twelve months ended December 31, 2017 and 2016, respectively.
We participate in Palo Verde with one or more parties who may not have the same goals, strategies, priorities or resources as we do and may compete with us. Furthermore, regulatory compliance issues and financial restraints could cause these parties to make decisions that could potentially be adverse to us.
As Palo Verde is a nuclear electric generating facility, it is subject to environmental, health and financial risks, such as the ability to obtain adequate supplies of nuclear fuel and water; the ability to dispose of spent nuclear fuel; increases in decommissioning costs due to inflation and regulatory changes, the ability to maintain adequate trust fund reserves for decommissioning; potential liabilities arising out of the operation of these facilities; the costs of securing the facilities against possible terrorist attacks; cyber attacks, or other causes; and unscheduled outages due to equipment and other problems. If a nuclear incident were to occur at Palo Verde, it could materially and adversely affect our results of operations and financial condition. A major incident at a nuclear facility anywhere in the world could cause regulatory bodies to limit or prohibit the operation or licensing of any domestic nuclear unit and to promulgate new regulations that could require significant capital expenditures and/or increase operating costs.
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
Equipment Failures and Other External Factors Can Adversely Affect Our Results
The generation and transmission of electricity require the use of expensive and complex equipment. While we have a maintenance program in place, generating plants are subject to unplanned outages because of equipment failure and severe weather conditions. The advanced age of several of our gas-fired generating units in or near El Paso increases the vulnerability of these units. In the event of unplanned outages, we must acquire power from other sources at unpredictable costs in order to supply our customers and comply with our contractual agreements. This additional purchased power cost would be subject to review and approval of the PUCT and the NMPRC in reconciliation proceedings. As noted above, in the event that recovery for fuel and purchased power expenses could differ from the amounts we are allowed to collect from our customers, we would incur a loss to the extent of the disallowance. Unplanned outages could also prevent us from selling excess power at wholesale. In addition, actions of other utilities may adversely affect our ability to use transmission lines to deliver or import power, thus subjecting us to unexpected expenses or to the cost and uncertainty of public policy initiatives. We may also incur additional capital and operating costs in connection with the physical security and cyber security of transmission lines and generation facilities. Damage to certain transmission and generation facilities due to vandalism or other deliberate acts, or damage due to severe weather could lead to outages or other adverse effects. We are particularly vulnerable to this because a significant portion of our available energy (at Palo Verde) is located hundreds of miles from El Paso and Las Cruces and must be delivered to our customers over long distance transmission lines. In addition, Palo Verde’s availability is an important factor in realizing off-system sales margins. These factors, as well as interest rates, economic conditions, fuel prices and price volatility could have a material adverse effect on our earnings, cash flow and financial position. While we believe that we maintain adequate insurance coverage for such incidents, there is no assurance that all costs in excess of deductible amounts will be reimbursed or that we can maintain such coverage limits in the future at competitive market rates. In the event future insurance costs and/or deductible amounts increase, our financial condition, operating results and cash flows could be materially adversely affected.
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
In October 2015, the EPA published a rule establishing guidelines for states to regulate CO2 emissions from existing power plants, known as the Clean Power Plan ("CPP"). Legal challenges to the CPP are ongoing. We cannot at this time determine the impact of the CPP, related proposals and legal challenges may have on our financial condition, results of operations or cash flows. Further, in April 2016, the U.S. signed the 21st Conference of Parties Paris Agreement, which requires countries to set and "represent a progression" in GHG emission reduction goals every five years beginning in 2020. In August 2017, the United States formally documented to the United Nations its intent to withdraw from the Paris Agreement. The earliest possible effective withdrawal date from the Paris Agreement is November 2020. The potential impact of this agreement and GHG rules (if and when finalized) on us is unknown at this time, but they could result in significant costs, limitations on operating hours, and/or changes in construction schedules for future generating units.
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
Adverse Regulatory Decisions or Changes in Applicable Regulations Could Have a Material Adverse Effect on Our
Business or Result in Significant Additional Costs
Our business is subject to extensive federal, state and local laws and regulations regarding safety and performance, siting and construction of facilities, customer service and the rates we can charge our customers, among other things. FERC regulates our wholesale operations, provision of transmission services and compliance with federally mandated reliability standards. FERC has issued a number of rules pertaining to preventing undue discrimination in transmission services and electric reliability standards. Under the Energy Policy Act of 2005, FERC can impose penalties (up to $1,238,271 per violation, per day) for failure to comply with statutes, rules and orders within FERC's jurisdiction, including mandatory electric reliability standards. Additional regulatory authorities have jurisdiction over some of our operations and construction projects, including the EPA, the DOE, the PUCT, the NMPRC and various local regulatory districts (including the cities of El Paso and Las Cruces).
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
Additionally, the electric utility industry is undergoing other technological advances such as the expanded cost effective utilization of energy efficiency measures, energy storage, and distributed generation including solar rooftop projects. Customers’ increased use of energy efficiency measures, energy storage, and distributed generation could result in lower demand. Reduced demand due to energy efficiency measures, energy storage, and the use of distributed generation, to the extent not substantially offset through ratemaking mechanisms, could have a material adverse impact on our financial condition, results of operations and cash flows.
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
Our Line of Business Is Concentrated Solely to the Electric Industry and to One Region
We are a fully vertically integrated electric utility company whose only business is the generation, transmission and distribution of electricity to customers in an area of approximately 10,000 square miles in west Texas and southern New Mexico. Approximately 90% of revenues are directly related to the retail sales of electric power to approximately 417,900 residential, commercial and public authority customers. As such, risks uniquely associated with the utility industry such as changes in utility legislation and regulations, weather patterns in the region and economic conditions will have a greater effect on our overall operating results than otherwise if our operations were more diversified into other lines of business and in a broader geographical area.
New Laws, Regulations and Policies Announced by the Trump Administration Could Impact Our Operations
President Donald Trump campaigned on a number of issues, including increasing border security and immigration regulations, overhauling federal taxes, repealing the Patient Protection Affordable Care Act, withdrawal from the Trans Pacific Partnership agreement, enacting duties on NAFTA imports and reducing the burdens of environmental and climate change regulations. Since President Trump’s inauguration, he has initiated executive orders towards achieving some of these goals; however it is uncertain to what extent President Trump proposes additional new executive orders and the effect such orders will have on the national, regional and local economies. Our service territory borders with Mexico and as such businesses in our service territory rely heavily on commerce with businesses in Mexico. Changes in regulations restricting such commerce activities could reduce our customer growth rate and materially adversely affect our results of operations, financial condition and cash flows.
On December 22, 2017, the TCJA was signed into law, enacting significant changes to the Internal Revenue Code ("IRC”). Key provisions impacting the Company include a reduction in the corporate income tax rate from 35% to 21% effective January 1, 2018, the discontinuation of bonus depreciation for regulated public utilities for assets acquired and placed into service after September 27, 2017, elimination of corporate alternative minimum tax provisions, limitations on the utilization of net operating losses ("NOL") arising after December 31, 2017 to 80% of taxable income with no carryback but with an indefinite carryforward, and additional limitations on the deductibility of executive compensation. We continue to evaluate the impact of the TCJA as regulations and accounting standards related to the TCJA are finalized to determine whether changes could have a material adverse effect on our results of operations, financial condition, and cash flows.

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
Failure to Successfully Operate Our Facilities or Perform Certain Corporate Functions May Adversely Affect Our Operations and Financial Condition
Our performance depends on the successful operation of our facilities. Operating these facilities involves many risks, including:

•	operator error or failure of equipment or processes, including failure to follow appropriate safety protocols;

•	the handling of hazardous equipment or materials that could result in serious personal injury, loss of life and environmental and property damage;

•	operating limitations that may be imposed by environmental or other regulatory requirements;

•	labor disputes;

•
information technology or financial system failures, including those due to the implementation and integration of new technology, that impair our information technology infrastructure, reporting systems or disrupt normal business operations;

•
information technology failure that affects our ability to access customer information or causes us to lose confidential or proprietary data that materially and adversely affects our reputation or exposes us to legal claims; and

•
catastrophic events such as fires, earthquakes, explosions, leaks, floods, droughts, natural disasters, terrorism, pandemic health events or other similar occurrences, which may require participation in mutual assistance efforts by us or other utilities to assist in power restoration efforts.

Such events may result in a decrease or elimination of revenue from our facilities, an increase in the cost of operating our facilities or delays in cash collections, any of which could have a material adverse effect on our results of operations, financial condition and/or cash flows.
Our Success Depends on the Availability of the Services of a Qualified Workforce and Our Ability to Attract and Retain Qualified Personnel and Senior Management
Our workforce is aging and many employees have retired in the last few years or are or will become eligible to retire within the next few years.  Although we have undertaken efforts to recruit and train new field service personnel, we may be faced with a shortage of experienced and qualified personnel.  Our costs, including costs to replace employees, productivity costs and safety costs, may rise. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to the new employees, or the future availability and cost of contract labor may adversely affect the ability to manage and operate our business. If we are unable to successfully attract and retain an appropriately qualified workforce, our results of operations could be negatively affected.
A substantial number of our employees are covered by a collective bargaining agreement that is scheduled to expire in September 2019.  Labor disruptions could occur depending on the outcome of negotiations to renew the terms of this agreement with the union or if a tentative new agreement is not ratified by its members.  In addition, some of our non-represented employees could join this union in the future. Labor disruptions, strikes or significant negotiated wage and benefit increases, whether due to union activities, employee turnover or otherwise, could have a material adverse effect on our business, results of operations and/or cash flows.
We depend on our senior management and other key personnel. Our success depends on our ability to attract and retain key personnel. The inability to recruit and retain or effectively transition key personnel or the unexpected loss of key personnel may adversely affect our operations. In addition, because of the reliance on our management team, our future success depends in part on our ability to identify and develop talent to succeed senior management. Any such occurrences could negatively impact our financial condition and results of operations.

Our Ability to Accurately Report Our Financial Results or Prevent Fraud May Be Adversely Affected if We Fail to Maintain an Effective System of Internal Controls
Effective internal controls are necessary for us to provide reliable financial reports, effectively prevent fraud and operate successfully as a public company. If our efforts to maintain an effective system of internal controls are not successful, we are unable to maintain adequate controls over our financial reporting and processes in the future or we are unable to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002, our operating results could be harmed, or we may fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our common stock and other securities.
Insufficient Insurance Coverage and Increased Insurance Costs Could Adversely Affect Our Operations and Financial Results
We currently have general liability and property insurance in place to cover certain of our facilities in amounts that we consider appropriate. Such policies are subject to certain limits and deductibles and do not include business interruption coverage. Insurance coverage may not be available in the future at current costs or on commercially reasonable terms, and the insurance proceeds received for any loss of, or any damage to, any of our facilities may not be sufficient to restore the loss or damage without negative impact on our results of operations, financial condition and cash flows.
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

•
provisions limiting the ability to call special meetings of the shareholders to the Chairman of the Board, our President and Chief Executive Officer, our Secretary, the majority of the Board of Directors or the holders of at least 25% of the outstanding shares of our capital stock entitled to vote at such meeting;

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
The principal properties of the Company are described in Item 1, "Business," and such descriptions are incorporated herein by reference. Transmission lines are located either on company-owned land, private rights-of-way, easements or on streets or highways by public consent.
The Company owns an executive and administrative office building and the Eastside Operations Center (the "EOC") in El Paso County, Texas. The Company leases land in El Paso, Texas, adjacent to Newman under a lease which expires in June 2033, subject to a renewal option of 25 years. The Company has several other leases for office and parking facilities that expire within the next five years.

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
See Item 1, "Business – Environmental Matters and Regulation," Item 1, "Regulation," and Part II, Item 8, "Financial Statements and Supplementary Data, Note C, Note L and Note K of Notes to Financial Statements" for discussion of the effects of government legislation and regulation on the Company as well as certain pending legal proceedings.

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
The Company’s common stock trades on the New York Stock Exchange ("NYSE") under the symbol "EE." The intraday high, intraday low and close sales prices for the Company’s common stock, as reported in the consolidated reporting system of the NYSE, and quarterly dividends per share paid by the Company for the periods indicated below were as follows:

	Sales Price
	High	Low	Close	Dividends
			(End of period)
2016
First Quarter	$46.20	$37.19	$45.88	$0.295
Second Quarter	47.27	42.42	47.27	0.310
Third Quarter	48.75	44.07	46.77	0.310
Fourth Quarter	48.35	42.49	46.50	0.310
2017
First Quarter	$50.75	$44.70	$50.50	$0.310
Second Quarter	55.45	48.81	51.70	0.335
Third Quarter	56.78	50.25	55.25	0.335
Fourth Quarter	61.15	54.60	55.35	0.335

Performance Graph
The following graph compares the performance of the Company’s common stock to the performance of Edison Electric Institute’s ("EEI") index of investor-owned electric utilities and the NYSE Composite, setting the value of each at December 31, 2012 to a base of 100. The table sets forth the relative yearly percentage change in the Company’s cumulative total shareholder return, assuming reinvestment of dividends, as compared to EEI and the NYSE Composite, as reflected in the graph.

	As of December 31,
	2012	2013	2014	2015	2016	2017
EE	100	113	133	132	164	200
EEI Index	100	113	146	140	164	184
NYSE Composite	100	123	128	120	131	152
As of January 31, 2018, there were 2,232 holders of record of the Company’s common stock. The Company has been paying quarterly cash dividends on its common stock since June 30, 2011 and paid a total of $53.3 million in cash dividends during the twelve months ended December 31, 2017. On February 1, 2018, the Board of Directors declared a quarterly cash dividend of $0.335 per share payable on March 30, 2018 to shareholders of record as of the close of business on March 16, 2018. Typically, the Board of Directors reviews the Company’s dividend policy annually in the second quarter of each year. Declaration and payment of dividends is subject to compliance with certain financial tests under Texas law. Since 1999, the Company has also returned cash to shareholders through a stock repurchase program pursuant to which the Company has bought approximately 25.4 million shares at an aggregate cost of $423.6 million, including commissions. Under the Company’s program, purchases can be made at open market prices or in private transactions and repurchased shares are available for issuance under employee benefit and stock incentive plans, or may be retired. On March 21, 2011, the Board of Directors authorized a repurchase of up to 2.5 million shares of the Company’s outstanding common stock (the "2011 Plan"). No shares of common stock were repurchased during the twelve months ended December 31, 2017 under the 2011 Plan. The table below provides the amount of the fourth quarter issuer purchases of equity securities.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (Including Commissions)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2017	—	$—	—	393,816
November 1 to November 30, 2017	—	—	—	393,816
December 1 to December 31, 2017	8,360	55.35	—	393,816
_____________________
(a) Represents shares of common stock delivered to us as payment of withholding taxes due upon the vesting of restricted stock held by our employees, not considered part of the 2011 Plan.
For Equity Compensation Plan Information see Part III, Item 12 – "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Item 6. Selected Financial Data

As of and for the following periods (in thousands except for share and per share data):

	Years Ended December 31,
	2017	2016	2015	2014	2013
Operating revenue	$916,797	$886,936	$849,869	$917,525	$890,362
Operating income	198,254	$194,861	$146,191	$151,163	$165,635
Net income	$98,261	$96,768	$81,918	$91,428	$88,583
Basic earnings per share:
Net income	$2.42	$2.39	$2.03	$2.27	$2.20
Weighted average number of shares outstanding	40,414,556	40,350,688	40,274,986	40,190,991	40,114,594
Diluted earnings per share:
Net income	$2.42	$2.39	$2.03	$2.27	$2.20
Weighted average number of shares and dilutive
potential shares outstanding	40,535,191	40,408,033	40,308,562	40,211,717	40,126,647
Dividends declared per share of common stock	$1.315	$1.225	$1.165	$1.105	$1.045
Cash additions to utility property, plant and equipment	$190,305	$225,361	$281,458	$277,078	$237,411
Total assets (a)	$3,484,363	$3,376,278	$3,200,607	$3,033,400	$2,748,139
Long-term debt, net of current portion (a)	$1,195,988	$1,195,513	$1,122,660	$1,122,235	$988,436
Common stock equity	$1,142,165	$1,074,396	$1,016,538	$984,254	$943,833
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
Regulatory Accounting
We apply accounting standards that recognize the economic effects of rate regulation in our Texas, New Mexico and FERC jurisdictions. As a result, we record certain costs or obligations as either assets or liabilities on our balance sheet and amortize them in subsequent periods as they are reflected in regulated rates. The deferral of costs as regulatory assets is appropriate only when the future recovery of such costs is probable. In assessing probability, we consider such factors as specific regulatory orders, regulatory precedent and the current regulatory environment. As of December 31, 2017, we had recorded regulatory assets currently subject to recovery in future rates of approximately $96.0 million and regulatory liabilities of approximately $296.7 million as discussed in greater detail in Part II, Item 8, Financial Statements and Supplementary Data, Notes D and J of the Notes to Financial Statements. Regulatory tax assets of approximately $19.6 million related to the regulatory treatment of the equity portion of AFUDC and approximately $20.9 million related to excess deferred state income taxes are included in regulatory assets. Regulatory tax liabilities of approximately $289.0 million, primarily related to the reduction of the corporate tax rate from 35% to 21%, are included in regulatory liabilities and will be refunded to customers.
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
Collection of Fuel Expense
In general, by law and regulation, our actual fuel and purchased power expenses are recovered from our customers. In times of rising fuel prices, we experience a lag in recovery of higher fuel costs. These costs are subject to reconciliation by the PUCT on a periodic basis every one to three years. The NMPRC, in its discretion, may order that a prudence review be conducted to assure that fuel and purchased power costs recovered from customers are prudently incurred. Prior to the completion of a reconciliation proceeding or audit, we record fuel transactions such that fuel revenues, including fuel costs recovered through the FPPCAC in New Mexico, equal fuel expense. In the event that a disallowance of fuel cost recovery occurs during a reconciliation proceeding or an audit, the amounts recorded for fuel and purchased power expenses could differ from the amounts we are allowed to collect from our customers, and we could incur a loss to the extent of the disallowance.
On September 27, 2016, the Company filed an application with the PUCT, designated as PUCT Docket No. 46308, to reconcile $436.6 million of Texas fuel and purchased power expenses incurred during the period of April 1, 2013 through March 31, 2016. On June 29, 2017, the PUCT approved a settlement in this proceeding. The settlement provides for the reconciliation of fuel and purchased power costs incurred from April 1, 2013 through March 31, 2016. As of December 31, 2017, Texas jurisdictional fuel and purchased power costs subject to prudence review are costs from April 1, 2016 through December 31, 2017 that total approximately $250.9 million. The Company's request to reconcile its fuel and purchased power costs for the period January 1, 2013 through December 31, 2014 was approved in Case No. 15-00127-UT. New Mexico jurisdictional costs subject to prudence review are costs from January 1, 2015 through December 31, 2017 that total approximately $173.1 million.
The Company recovers fuel and purchased power costs from the RGEC pursuant to an ongoing contract with a two-year notice to terminate provision. The contract includes a fuel adjustment clause designed to recover all eligible fuel and purchased power costs allocable to the RGEC and is updated on an annual basis. This update is reviewed and approved by the RGEC annually in February following the prior calendar year. As of December 31, 2017, the RGEC fuel costs subject to prudence review were approximately $1.4 million.
Decommissioning Costs and Estimated Asset Retirement Obligation
Pursuant to the ANPP Participation Agreement, the rules and regulations of the Nuclear Regulatory Commission and federal law, we must fund our share of the estimated costs to decommission Palo Verde Units 1, 2, 3 and associated common areas. The determination of the estimated liability is based on site-specific estimates, which are updated every three years and involve numerous judgments and assumptions, including estimates of future decommissioning costs at current price levels, escalation rates and discount rates. The Palo Verde ARO is approximately $90.6 million and represents approximately 97% of our total ARO balance of $93.0 million as of December 31, 2017. A 10% increase in the estimates of future Palo Verde decommissioning costs at current price levels would have increased the ARO liability by approximately $10.1 million at December 31, 2017. For further details see Part II, Item 8, "Financial Statements and Supplementary Data, Note E of Notes to Financial Statements."
We are required to fund estimated nuclear decommissioning costs over the life of the generating facilities through the use of external trust funds pursuant to rules of the NRC, PUCT and the ANPP Participation Agreement. Historically, in Texas and New Mexico, we have been permitted to collect the funding requirements for our nuclear decommissioning trusts as part of our rates, except for a portion of Palo Verde Unit 3, which is deregulated in the New Mexico jurisdiction. While we periodically attempt to seek to recover the costs of decommissioning obligations through our rates, we are not able to conclude, given the currently available evidence, that it is probable these costs will continue to be collected over the period until decommissioning begins in 2044. We are ultimately responsible for these costs, and our future actions combined with future decisions from regulators will determine how successful we are in this effort.
The funding amounts are based on assumptions about future investment returns and future decommissioning cost escalations. If the rates of return earned by the trusts fail to meet expectations or if estimated costs to decommission the nuclear plant increase beyond our expectations, we would be required to increase our funding to the nuclear decommissioning trusts.
Our decommissioning trust funds consist of equity securities and fixed income instruments and are carried at fair value. We face interest rate risk on the fixed income instruments, which consist primarily of municipal, federal and corporate bonds and which were valued at $130.2 million as of December 31, 2017. A hypothetical 10% increase in interest rates would have reduced the fair values of these funds by $1.6 million at December 31, 2017. Our decommissioning trust funds also include marketable equity securities of approximately $149.8 million at December 31, 2017. A hypothetical 20% decrease in equity prices would have reduced the fair values of these funds by $30.0 million at December 31, 2017. Declines in market prices could require that additional amounts be contributed to our nuclear decommissioning trusts to maintain minimum funding requirements.
We do not anticipate expending monies held in the nuclear decommissioning trusts before 2044 or a later period when decommissioning of Palo Verde begins.
Future Pension and Other Post-retirement Obligations
We maintain a qualified noncontributory defined benefit pension plan, which covers substantially all of our employees, and two non-funded nonqualified supplement plans that provide benefits in excess of amounts permitted under the provisions of the tax law for certain participants in the qualified plan. We also sponsor a plan that provides other post-retirement benefits, such as health and life insurance benefits to retired employees. Our net obligations under these various benefit plans at December 31, 2017 totaled $112.4 million and are recorded as liabilities on our balance sheet. The net periodic benefit costs for these plans totaled $2.6 million for the twelve months ended December 31, 2017.
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
Our pension and other post-retirement benefit liabilities and the related net periodic benefit costs are calculated on the basis of a number of actuarial assumptions regarding discount rates, expected return on plan assets, rate of compensation increase, life expectancy of retirees and health care cost inflation. For 2017, the discount rates used to measure our year end liabilities are based on a segmented spot rate yield curve that matches projected future payments with the appropriate interest rate applicable to the timing of the projected future benefit payments. As of December 31, 2017, the corresponding weighted-average discount rates range from 3.40% to 3.81% depending upon the benefit plan.

Our overall expected gross long-term rate of return on assets for the pension trust fund is 7.5% effective January 1, 2018, which is both a pre-tax and after-tax rate as pension funds are generally not subject to income tax. Our overall expected gross long-term rate of return on assets for the other post-retirement benefits trust, on an after-tax basis, is 6.12% effective January 1, 2018. Both expected gross long-term rates of return are based on the after-tax weighted average of the expected returns on investments. The expected returns on investments in the pension trust and the other post-retirement benefits trust are based upon the target asset allocations for the two trusts.
Our accrued post-retirement benefit liability and the service and interest components of the related net periodic benefit costs are calculated using an actuarial assumption regarding health care cost inflation. For measurement purposes, a 6.25%, 7.25%, 4.5% and 10.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2018 for pre-65 medical, pre-65 drug, post-65 medical and post-65 drug, respectively. The health care cost trend rates are assumed to decline steadily to an ultimate rate of 4.5% by 2025 for pre-65 medical and by 2026 for pre-65 and post-65 drug. Post-65 medical trend is assumed to be 4.5% for all years into the future. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan.
The estimated rate of compensation increase used in our retirement plans is 4.5% and is based on recent trends for all non-union employees and the amounts we are contractually obligated for union employees.
In 2016, we changed the method used to estimate the service and interest components of net periodic benefit cost for pension and other post-retirement benefits. This change, compared to the previous method, resulted in a decrease in the service cost and interest cost components of net periodic benefit cost for pension and other post-retirement benefits in 2016 by approximately $2.9 million and $0.8 million, respectively. Historically, we estimated service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. In 2016, we elected to utilize a full yield curve approach to estimate these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. We believe the new approach provides a more precise measurement of service and interest costs by aligning the timing of the plan’s liability cash flows to the corresponding spot rates on the yield curve. We accounted for this change as a change in accounting estimate and accordingly, accounted for this prospectively.
The following table reflects the sensitivities that a change in certain actuarial assumptions would have had on the December 31, 2017 reported pension liability and our 2017 reported pension expense (in thousands):

	Increase (Decrease)
Actuarial Assumption	Impact on Pension Liability	Impact on Pension Expense
Discount rate:
Increase 1%	$(48,577)	$(3,751)
Decrease 1%	60,731	4,537
Expected long-term rate of return on plan assets:
Increase 1%	N/A	(2,742)
Decrease 1%	N/A	2,742
Compensation rate:
Increase 1%	10,044	1,318
Decrease 1%	(9,007)	(1,148)

The following chart reflects the sensitivities that a change in certain actuarial assumptions would have had on the December 31, 2017 other post-retirement benefit obligations and our 2017 reported other post-retirement benefit expense (in thousands):

	Increase (Decrease)
Actuarial Assumption	Impact on Other Post-retirement Benefit Obligation	Impact on Other Post-retirement Benefit Expense	Impact on Other Post-retirement Service and Interest Cost
Discount rate:
Increase 1%	$(9,582)	$(1,212)	$(277)
Decrease 1%	12,444	1,383	359
Healthcare cost trend rate:
Increase 1%	11,315	2,141	1,117
Decrease 1%	(8,828)	(1,666)	(848)
Expected long-term rate of return on plan assets:
Increase 1%	N/A	(391)	N/A
Decrease 1%	N/A	391	N/A
Tax Accruals
We use the asset and liability method of accounting for income taxes. Under this method, we recognize deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The application of income tax law and regulations is complex and we make judgments regarding income tax exposures. Changes in these judgments, due to changes in law, regulation, interpretation or audit adjustments can materially affect amounts we recognize in our financial statements. On December 22, 2017, the TCJA was enacted. Substantially all of the provisions of the TCJA are effective for taxable years beginning after December 31, 2017. The TCJA includes significant changes to the IRC, including amendments which significantly change the taxation of business entities and includes specific provisions related to regulated public utilities. See Note J of the Notes to Financial Statements for more information.
When appropriate, we record a valuation allowance against deferred tax assets to reflect that these tax assets may not be realized. In assessing the likelihood of the realization of deferred tax assets, management considers the estimated amount and character of future taxable income. Significant changes in these judgments and estimates could have a material impact on the results of operations and financial position of the Company. There were no valuation allowances for deferred tax assets as of December 31, 2017.
We recognize tax benefits that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon settlement. The unrecognized tax benefits that do not meet the recognition and measurement standards were $3.2 million as of December 31, 2017.

Overview
The following is an overview of our results of operations for the years ended December 31, 2017, 2016 and 2015. Net income and basic earnings per share for the years ended December 31, 2017, 2016 and 2015 are shown below:

	Years Ended December 31,
	2017	2016	2015
Net income (in thousands)	$98,261	$96,768	$81,918
Basic earnings per share	2.42	2.39	2.03

Financial Effect of the PUCT Final Order

On December 18, 2017, the PUCT issued the 2017 PUCT Final Order. See Part II, Item 8, "Financial Statements and Supplementary Data, Note C of Notes to Financial Statements."

The increase (decrease) on operations resulting from the 2017 PUCT Final Order is categorized in the following periods based on consumption (in thousands):

	Three Months Ended				Twelve Months Ended
Category	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	December 31, 2017
Retail non-fuel base rate increase:
Relate back	$—	$—	$4,753	$4,023	$8,776
Depreciation and amortization expense	—	—	(278)	(435)	(713)
Rate case expense	—	—	—	(58)	(58)
Pre-tax increase	$—	$—	$4,475	$3,530	$8,005
Income tax expense	—	—	1,566	1,236	2,802
After-tax increase	$—	$—	$2,909	$2,294	$5,203

The following table and accompanying explanations show the primary factors affecting the after-tax change in income between the calendar years ended December 31, 2017 and 2016, 2016 and 2015, and 2015 and 2014 (in thousands):

	2017		2016		2015
Prior year December 31 net income	$96,768		$81,918		$91,428
Changes (net of tax):
Increased retail non-fuel base revenues	8,651	(a)	28,802	(b)	9,290	(c)
Effective tax rate	3,379	(d)	(5,343)	(e)	1,540	(f)
Increased (decreased) non-base revenue, net of energy expense	3,213	(g)	804		(5,370)	(h)
Increased (decreased) investment and interest income	2,825	(i)	(2,784)	(i)	3,084	(i)
Decreased allowance for funds used during construction	(5,303)	(j)	(4,887)	(k)	(4,953)	(l)
(Increased) decreased depreciation and amortization	(4,242)	(m)	3,580	(n)	(4,214)	(o)
Increased taxes other than income taxes	(3,465)	(p)	(1,168)	(q)	(641)
Increased interest on long-term debt (net of capitalized interest)	(927)		(3,700)	(r)	(4,516)	(s)
Other	(2,638)		(454)		(3,730)
Current year December 31 net income	$98,261		$96,768		$81,918
______________________
Footnotes reflect pre-tax amounts

(a)
Increased retail non-fuel base revenues primarily due to the non-fuel base rate increase approved in the 2017 PUCT Final Order. 2017 included approximately $8.8 million of retail non-fuel base revenues for the period from July 18, 2017 through December 31, 2017, which was recognized when the 2017 PUCT Final Order was approved in December 2017. Excluding the $8.8 million 2017 PUCT Final Order impact, retail non-fuel base revenues increased $4.5 million, or 0.7%, in 2017 compared to 2016.

(b)	Increased retail non-fuel base revenues primarily due to the recognition of $40.9 million related to the 2016 PUCT Final Order.

(c)	Retail non-fuel base revenues increased, primarily due to hotter weather in the third quarter of 2015 contributing to an increase in kWh sales and an increase in the average number of customers.

(d)	The effective tax rate decreased primarily due to a reduction in state income taxes primarily due to audit settlements.

(e)	The effective tax rate increased due to the change to normalize state income taxes in accordance with the 2016 PUCT Final Order and the NMPRC Final Order.

(f)
The effective tax rate decreased due to a decrease in state income taxes and an increase in decommissioning income. These decreases were partially offset by a decrease in the allowance for equity funds used during construction ("AEFUDC") and the loss of the domestic production activities deduction in 2015.

(g)
Non-base revenues, net of energy expenses increased due to: (i) the recognition of Palo Verde performance rewards of $5.0 million associated with the 2013 to 2015 performance periods, net of disallowed fuel and purchased power costs related to the resolution for the Texas fuel reconciliation proceeding designated as PUCT Docket No. 46308; (ii) an increase of $1.1 million in other revenues primarily due to an increase in Texas miscellaneous service revenues; (iii) an increase of $1.0 million in deregulated Palo Verde Unit 3 revenues; and (iv) an increase of $1.0 million in energy efficiency bonuses awarded. These increases were partially offset by a decrease of $3.9 million in transmission wheeling revenues due to the expiration of a contract.

(h)
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

(i)
Investment and interest income increased in 2017, decreased in 2016 and increased in 2015, primarily due to changes in realized gains on securities sold from the Company’s Palo Verde decommissioning trust. Sales of such securities are primarily the result of the Company's efforts to re-balance and further diversify the trust fund investments.

(j)
AFUDC decreased due to lower balances of construction work in progress ("CWIP"), primarily due to MPS Units 3 and 4 being placed in service in May and September 2016, respectively, and a reduction in the AFUDC rate effective January 2017.

(k)
AFUDC decreased due to lower balances of CWIP, primarily due to the MPS units and the Eastside Operations Center ("EOC") being placed in service in 2015 and 2016, and a reduction in the AFUDC rate effective January 2016 as a result of the 2016 PUCT Final Order.

(l)	AFUDC decreased primarily due to lower balances of CWIP primarily due to MPS Units 1 and 2, and the EOC being placed in service during the first quarter of 2015 and a reduction in the AFUDC rate.

(m)
Depreciation and amortization increased primarily due to increases in plant, including MPS Units 3 and 4, which were placed in service in 2016. These increases were partially offset by the sale of the Company's interest in Four Corners in July 2016.

(n)
Depreciation and amortization decreased primarily due to (i) a reduction of approximately $10.9 million resulting from changes in depreciation rates approved in the 2016 PUCT Final Order and the NMPRC Final Order and (ii) the sale of the Company's interest in Four Corners in 2016. These decreases were partially offset by an increase in plant, primarily due to MPS Units 1 and 2 and the EOC each being placed in service in March 2015, and MPS Units 3 and 4 being placed in service in May 2016 and September 2016, respectively.

(o)
Depreciation and amortization increased due to increased depreciable plant balances including MPS Units 1 and 2 and the EOC which began commercial operation in the first quarter of 2015, partially offset by a change in the estimated useful life of certain large intangible software systems.

(p)
Taxes other than income taxes increased primarily due to increased property valuations in Texas as a result of MPS Units 3 and 4 being placed in service in 2016 and increased revenue related taxes in Texas.

(q)
Taxes other than income taxes increased primarily due to increased property tax rates and valuations in Texas as a result of MPS Units 1 and 2 and the EOC being placed in service during the first quarter of 2015 and increased billed revenues for Texas revenue related taxes. These increases were partially offset by decreased property taxes in Arizona due to lower property values.

(r)	Interest on long-term debt increased, primarily due to the $150.0 million principal amount of senior notes issued in March 2016.

(s)	Interest on long-term debt increased, primarily due to the $150.0 million principal amount of senior notes issued in December 2014.

Historical Results of Operations
The following discussion includes detailed descriptions of factors affecting individual line items in the results of operations. The amounts presented below are presented on a pre-tax basis.
Operating revenues
We realize revenue from the sale of electricity to retail customers at regulated rates and the sale of energy in the wholesale power market generally at market-based prices. Sales for resale (which are FERC regulated cost-based wholesale sales within our service territory), accounted for less than 1% of revenues in each of 2017, 2016 and 2015.
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
Retail non-fuel base revenue percentages by customer class are presented below:

	Years Ended December 31,
	2017	2016	2015
Residential	46%	46%	44%
Commercial and industrial, small	32	32	33
Commercial and industrial, large	6	6	7
Sales to public authorities	16	16	16
Total retail non-fuel base revenues	100%	100%	100%
No retail customer accounted for more than 3% of our non-fuel base revenues during such periods. As shown in the table above, residential and small commercial customers represent approximately 78% of our non-fuel base revenues. While this customer base is more stable, it is also more sensitive to changes in weather conditions. The current rate structures in Texas and New Mexico reflect higher base rates during the peak summer season of May through October and lower base rates during November through April for our residential and small commercial and industrial customers. As a result, our business is seasonal, with higher kWh sales and revenues during the summer cooling season. The following table sets forth the percentage of our retail non-fuel base revenues derived during each quarter for the periods presented:

	Years Ended December 31,
	2017	2016	2015
January 1 to March 31	18%	17%	18%
April 1 to June 30	27	25	26
July 1 to September 30	34	38	35
October 1 to December 31	21	20	21
Total	100%	100%	100%
Weather significantly impacts our residential, small commercial and industrial customers, and to a lesser extent, our sales to public authorities. Heating and cooling degree days can be used to evaluate the effect of weather on energy use. For each degree the average outdoor temperature varies from a standard of 65 degrees Fahrenheit, a degree day is recorded. The table below shows heating and cooling degree days compared to a 10-year average for 2017, 2016 and 2015.

	2017	2016	2015	10-year Average
Cooling degree days	2,917	2,811	2,839	2,773
Heating degree days	1,522	1,851	2,095	2,081

Customer growth is a key driver of the growth of retail sales. The average number of retail customers grew 1.7% and 1.5% in 2017 and 2016, respectively. See the tables presented on pages 38 and 39 which provide detail on the average number of retail customers and the related revenues and kWh sales.
Retail non-fuel base revenues. For the twelve months ended December 31, 2017, retail non-fuel base revenues increased primarily due to the recognition of $8.8 million approved in the 2017 PUCT Final Order. Excluding the $8.8 million 2017 PUCT Final Order impact, for the twelve months ended December 31, 2017, retail non-fuel base revenues increased $4.5 million, or 0.7%, compared to the twelve months ended December 31, 2016. This increase was primarily due to increased revenues from residential customers of $2.5 million driven by a 1.6% increase in the average number of residential customers served and increased revenues from small commercial and industrial customers of $2.1 million driven by a 2.4% increase in the average number of small commercial and industrial customers served. The Company experienced an overall 1.7% increase in the average number of customers served, partially offset by milder weather when compared to the twelve months ended December 31, 2016. Heating degree days decreased 17.8% in the twelve months ended December 31, 2017, when compared to the twelve months ended December 31, 2016. During our peak summer cooling season, cooling degree days in 2017 were comparable to the same period in 2016.
For the twelve months ended December 31, 2016, retail non-fuel base revenues increased primarily due to the recognition of $40.9 million related to the 2016 PUCT Final Order. Excluding the $40.9 million 2016 PUCT Final Order impact, for the twelve months ended December 31, 2016, retail non-fuel base revenues increased $3.4 million, or 0.6%, compared to the twelve months ended December 31, 2015. This increase was primarily due to increased revenues from residential customers of $3.5 million due to a 1.3% increase in kWh sales and increased revenues from small commercial and industrial customers of $2.5 million due to a 0.8% increase in kWh sales. Increased kWh sales from residential customers and small commercial and industrial customers were driven by a 1.4% and 1.9% increase in the average number of customers, respectively, offset in part by milder weather during the twelve months ended December 31, 2016 compared to the twelve months ended December 31, 2015. Revenues decreased $2.4 million from large commercial and industrial customers during the twelve months ended December 31, 2016 compared to the twelve months ended December 31, 2015 due to a 3.0% decrease in kWh sales, due primarily to reduced demand by the steel manufacturing industry, and a decrease in surcharges billed to a large customer in 2016 compared to 2015. Revenues decreased $0.2 million from public authority customers reflecting a 0.8% decrease in kWh sales. Cooling degree days were relatively consistent with 2015 and were 2.9% over the 10-year average. Heating degree days decreased 11.6% in 2016, compared to 2015, and were 14.2% below the 10-year average.
Fuel revenues. Fuel revenues consist of (i) revenues collected from customers under fuel recovery mechanisms approved by the state commissions and the FERC, (ii) deferred fuel revenues which are comprised of the difference between fuel costs and fuel revenues collected from customers and (iii) prior to July 1, 2016, fuel costs recovered in base rates in New Mexico. In New Mexico, effective July 1, 2016, with the implementation of the NMPRC Final Order, fuel and purchased power costs are no longer recovered through base rates, as it was historically, but are recovered through the FPPCAC. Fuel and purchased power costs are reconciled to actual costs on a monthly basis and recovered or refunded to customers the second succeeding month. In Texas, fuel costs are recovered through a fixed fuel factor. We can seek to revise our Texas fixed fuel factor based upon an approved formula at least four months after our last revision, except in the month of December. In addition, if we materially over-recover fuel costs, we must seek to refund the over-recovery, and if we materially under-recover fuel costs, we may seek a surcharge to recover those costs. Fuel over and under recoveries are defined as material when they exceed 4% of the previous twelve months' fuel costs.
In March 2017 and March 2016, $1.4 million and $1.6 million, respectively, were credited to customers through the applicable fuel adjustment clauses as the result of a reimbursement from the DOE related to spent nuclear fuel storage.
We over-recovered fuel costs by $17.1 million in the twelve months ended December 31, 2017. We under-recovered fuel costs by $14.9 million and over-recovered fuel costs by $13.3 million in the twelve months ended December 31, 2016 and 2015, respectively. At December 31, 2017, we had a net fuel over-recovery balance of $6.2 million, including an over-recovery of $5.8 million and $0.4 million in Texas and in New Mexico, respectively. On October 13, 2017, we filed a request to decrease our Texas fixed fuel factor by approximately 19.0% to reflect decreased fuel expenses primarily related to a decrease in the price of natural gas used to generate power. The decrease in our Texas fixed fuel factor became effective beginning with the November 2017 billing month and will continue thereafter until changed by the PUCT.
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
The table below shows MWhs, sales revenue, fuel cost, total margins and retained margins made on off-system sales for the twelve months ended December 31, 2017, 2016 and 2015 (in thousands, except for MWhs).

	Years Ended December 31,
	2017	2016	2015
MWh sales	2,042,884	1,927,508	2,500,947
Sales revenue	$58,986	$45,702	$64,816
Fuel cost	$46,258	$38,933	$52,406
Total margins	$12,728	$6,769	$12,410
Retained margins	$1,673	$1,137	$1,362
Off-system sales revenue increased $13.3 million, or 29.1%, and the related retained margins increased $0.5 million, or 47.1%, for the twelve months ended December 31, 2017 when compared to 2016 as a result of higher average market prices for power and a 6.0% increase in MWh sales. Off-system sales revenue decreased $19.1 million, or 29.5%, and the related retained margins decreased $0.2 million, or 16.5%, for the twelve months ended December 31, 2016 when compared to 2015 as a result of lower average market prices for power and a 22.9% decrease in MWh sales.

Comparisons of kWh sales and operating revenues are shown below:

			Increase (Decrease)
Years Ended December 31:	2017	2016	Amount	Percent
kWh sales (in thousands):
Retail:
Residential	2,823,260	2,805,789	17,471	0.6%
Commercial and industrial, small	2,410,710	2,403,447	7,263	0.3
Commercial and industrial, large	1,045,319	1,030,745	14,574	1.4
Sales to public authorities	1,564,670	1,572,510	(7,840)	(0.5)
Total retail sales	7,843,959	7,812,491	31,468	0.4
Wholesale:
Sales for resale	62,887	62,086	801	1.3
Off-system sales	2,042,884	1,927,508	115,376	6.0
Total wholesale sales	2,105,771	1,989,594	116,177	5.8
Total kWh sales	9,949,730	9,802,085	147,645	1.5
Operating revenues (in thousands):
Non-fuel base revenues:
Retail:
Residential	$287,884	$278,774	$9,110	3.3%
Commercial and industrial, small	198,799	194,942	3,857	2.0
Commercial and industrial, large	38,403	39,070	(667)	(1.7)
Sales to public authorities	97,890	96,881	1,009	1.0
Total retail non-fuel base revenues (1)	622,976	609,667	13,309	2.2
Wholesale:
Sales for resale	2,730	2,407	323	13.4
Total non-fuel base revenues	625,706	612,074	13,632	2.2
Fuel revenues:
Recovered from customers during the period	218,380	148,397	69,983	47.2
Under (over) collection of fuel (2)	(17,133)	14,893	(32,026)	-
New Mexico fuel in base rates (3)	—	33,279	(33,279)	-
Total fuel revenues (4) (5)	201,247	196,569	4,678	2.4
Off-system sales:
Fuel cost	46,258	38,933	7,325	18.8
Shared margins	11,055	5,632	5,423	96.3
Retained margins	1,673	1,137	536	47.1
Total off-system sales	58,986	45,702	13,284	29.1

Other (6)
Wheeling revenues	18,114	21,966	(3,852)	(17.5)
Miscellaneous service revenues and other (7)	12,744	10,625	2,119	19.9
Total other	30,858	32,591	(1,733)	(5.3)

Total operating revenues	$916,797	$886,936	$29,861	3.4
Average number of retail customers (8):
Residential	368,044	362,138	5,906	1.6%
Commercial and industrial, small	41,978	41,014	964	2.4
Commercial and industrial, large	48	49	(1)	(2.0)
Sales to public authorities	5,532	5,303	229	4.3
Total	415,602	408,504	7,098	1.7
 ___________________________

(1)	2017 includes $8.8 million of relate back revenues in Texas from July 18, 2017 through December 31, 2017, which was recorded in the fourth quarter of 2017 related to the 2017 PUCT Final Order.

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

(4)	2017 includes $5.0 million related to the Palo Verde performance rewards, net.

(5)	Includes deregulated Palo Verde Unit 3 revenues for the New Mexico jurisdiction of $9.8 million and $8.7 million in 2017 and 2016, respectively.

(6)	Represents revenues with no related kWh sales.

(7)	Includes an Energy Efficiency Bonus of $1.5 million and $0.5 million in 2017 and 2016, respectively.

(8)	The number of retail customers presented is based on the number of service locations.

			Increase (Decrease)
Years Ended December 31:	2016	2015	Amount	Percent
kWh sales (in thousands):
Retail:
Residential	2,805,789	2,771,138	34,651	1.3%
Commercial and industrial, small	2,403,447	2,384,514	18,933	0.8
Commercial and industrial, large	1,030,745	1,062,662	(31,917)	(3.0)
Sales to public authorities	1,572,510	1,585,568	(13,058)	(0.8)
Total retail sales	7,812,491	7,803,882	8,609	0.1
Wholesale:
Sales for resale	62,086	63,347	(1,261)	(2.0)
Off-system sales	1,927,508	2,500,947	(573,439)	(22.9)
Total wholesale sales	1,989,594	2,564,294	(574,700)	(22.4)
Total kWh sales	9,802,085	10,368,176	(566,091)	(5.5)
Operating revenues (in thousands):
Non-fuel base revenues:
Retail:
Residential	$278,774	$246,265	$32,509	13.2%
Commercial and industrial, small	194,942	187,436	7,506	4.0
Commercial and industrial, large	39,070	40,411	(1,341)	(3.3)
Sales to public authorities	96,881	91,244	5,637	6.2
Total retail non-fuel base revenues (1)	609,667	565,356	44,311	7.8
Wholesale:
Sales for resale	2,407	2,455	(48)	(2.0)
Total non-fuel base revenues	612,074	567,811	44,263	7.8
Fuel revenues:
Recovered from customers during the period	148,397	127,765	20,632	16.1
Under (over) collection of fuel (2)	14,893	(13,342)	28,235	-
New Mexico fuel in base rates (3)	33,279	72,129	(38,850)	(53.9)
Total fuel revenues (4)	196,569	186,552	10,017	5.4
Off-system sales:
Fuel cost	38,933	52,406	(13,473)	(25.7)
Shared margins	5,632	11,048	(5,416)	(49.0)
Retained margins	1,137	1,362	(225)	(16.5)
Total off-system sales	45,702	64,816	(19,114)	(29.5)

Other (5)
Wheeling revenues	21,966	21,002	964	4.6
Miscellaneous service revenues and other (6) (7)	10,625	9,688	937	9.7
Total other	32,591	30,690	1,901	6.2

Total operating revenues	$886,936	$849,869	$37,067	4.4
Average number of retail customers (8):
Residential	362,138	356,969	5,169	1.4%
Commercial and industrial, small	41,014	40,250	764	1.9
Commercial and industrial, large	49	49	—	-
Sales to public authorities	5,303	5,250	53	1.0
Total	408,504	402,518	5,986	1.5
 _______________________

(1)	Includes a $40.9 million increase resulting from the 2016 PUCT Final Order.

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

(4)	Includes deregulated Palo Verde Unit 3 revenues for the New Mexico jurisdiction of $8.7 million and $9.7 million in 2016 and 2015, respectively.

(5)	Represents revenues with no related kWh sales.

(6)	Includes $1.5 million increase resulting from the 2016 PUCT Final Order.

(7)	Includes an Energy Efficiency Bonus of $0.5 million and $1.3 million in 2016 and 2015, respectively.

(8)	The number of retail customers presented is based on the number of service locations.

Energy expenses
Our sources of energy include electricity generated from our nuclear and natural gas generating plants and purchased power. After adding natural gas generating units MPS Units 1 and 2 in March 2015 and MPS Units 3 and 4 in May 2016 and September 2016, respectively, into the Company's system generating resources, Palo Verde represents approximately 30% of our net dependable generating capacity and approximately 57% of our Company-generated energy for the twelve months ended December 31, 2017. Fluctuations in the price of natural gas, which is also the primary factor influencing the price of purchased power, have had a significant impact on our cost of energy.
Energy expenses increased $11.3 million, or 4.8%, for the twelve months ended December 31, 2017 compared to the twelve months ended December 31, 2016, primarily due to increased natural gas costs of $18.4 million due to an 8.2% increase in the MWhs generated with natural gas and a 6.2% increase in the average cost of MWhs generated. This increase in energy expenses was partially offset by decreased coal costs of $5.6 million as a result of the sale of our interest in Four Corners, a coal-fired generation station, in July 2016.
Energy expenses decreased $8.5 million, or 3.5%, for the twelve months ended December 31, 2016 compared to the twelve months ended December 31, 2015, primarily due to (i) decreased natural gas costs of $10.6 million due to a 6.3% decrease in the MWhs generated with natural gas and (ii) decreased coal costs of $7.8 million as a result of the sale of our interest in Four Corners, a coal-fired generation station, on July 6, 2016. These decreases in energy expenses were partially offset by (i) increased total purchased power of $6.2 million due to an 11.6% increase in the MWhs purchased and (ii) increased nuclear fuel expense of $3.7 million due to a $4.6 million reduction in the 2016 DOE refund compared to 2015.
The table below details the sources and costs of energy for 2017, 2016 and 2015.

	2017				2016
Fuel Type	Cost		MWh	Cost per MWh	Cost		MWh	Cost per MWh
	(in thousands)				(in thousands)
Natural Gas	$142,227		3,841,550	$37.02	$123,806		3,550,904	$34.87
Coal	575	(a)	—	—	6,154	(a)	175,258	35.11
Nuclear	42,267	(b)	5,109,325	8.58	43,778	(b)	5,093,844	8.94
Total	185,069		8,950,875	20.85	173,738		8,820,006	19.90
Purchase Power:
Photovoltaic	23,784		292,157	81.41	23,413		289,800	80.79
Other	35,898		1,248,684	28.75	36,314		1,262,451	28.76
Total purchased power	59,682		1,540,841	38.73	59,727		1,552,251	38.48
Total energy	$244,751		10,491,716	23.48	$233,465		10,372,257	22.68

	2015
Fuel Type	Cost		MWh	Cost per MWh
	(in thousands)
Natural Gas	$134,361		3,790,659	$35.45
Coal	13,913		657,744	21.15
Nuclear	40,126	(b)	5,136,686	9.06
Total	188,400		9,585,089	20.32
Purchase Power:
Photovoltaic	22,495		277,241	81.14
Other	31,050		1,113,705	27.88
Total purchased power	53,545		1,390,946	38.50
Total energy	$241,945		10,976,035	22.63
 _____________________
(a) The sale of our interest in Four Corners, a coal-fired generation station, closed on July 6, 2016. The cost includes the amortization of deferred coal mine reclamation obligations.
(b) Costs includes a DOE refund related to spent fuel storage of $1.6 million, $1.8 million, and $6.4 million recorded in 2017, 2016, and 2015, respectively. Cost per MWh excludes these refunds.

Other operations expense
Other operations expense increased $0.6 million, or 0.3%, in 2017 compared to 2016, primarily due to a $4.1 million increase in Palo Verde administrative and general ("A&G") expenses in 2017 compared to 2016, and a $3.0 million increase in various other operating costs. This increase was partially offset by a $6.5 million decrease in operating costs as a result of the sale of our interest in Four Corners in July 2016.
Other operations expense decreased $0.9 million, or 0.4%, in 2016 compared to 2015, primarily due to (i) a $2.7 million decrease in pension and benefits costs due to an amendment to the other post-retirement benefit plan and changes in actuarial assumptions used to calculate expenses for the post-retirement benefit plans, partially offset by higher medical and other employee benefit costs, (ii) decreased operations expense of $0.9 million at our fossil-fuel generating plants, primarily due to lower operating costs as a result of the sale of our interest in Four Corners in July 2016 offset by increased operating expenses at MPS, and (iii) decreased other A&G expenses of $0.5 million. These decreases were partially offset by (i) a $2.3 million increase in regulatory expenses, primarily related to the portion of the 2015 New Mexico and Texas rate cases that were expensed, and (ii) increased transmission and distribution expenses of $0.8 million.
Maintenance expense
Maintenance expense increased $2.7 million, or 4.1%, in 2017 compared to 2016, primarily due to a $7.1 million increase in maintenance outages at Newman Units 1, 3, & 4, and a $3.9 million increase in routine maintenance at Newman and MPS. These increases were offset by a $5.6 million decrease in maintenance costs as a result of the sale of our interest in Four Corners in July 2016 and a $1.7 million decrease in Palo Verde maintenance costs. Maintenance expense increased $1.5 million, or 2.3%, in 2016 compared to 2015, primarily due to an increase in the level of maintenance at Rio Grande and a planned outage at Four Corners, which was partially offset by a decrease in maintenance at Newman.
Depreciation and amortization expense
Depreciation and amortization expense increased $6.5 million or 7.7%, in 2017 compared to 2016, primarily due to increases in plant, including MPS Units 3 and 4, which were placed in service in May 2016 and September 2016, respectively. These increases were partially offset by the sale of the Company's interest in Four Corners in July 2016.
Depreciation and amortization expense decreased $5.5 million or 6.1%, in 2016 compared to 2015, primarily due to reductions of approximately $10.9 million resulting from changes in depreciation rates approved in the 2016 PUCT Final Order and the NMPRC Final Order, and the sale of the Company's interest in Four Corners in July 2016. These decreases were partially offset by an increase in plant, primarily due to MPS Units 1 and 2 and the EOC being placed in service in March 2015, and MPS Units 3 and 4 being placed in service in 2016.
Taxes other than income taxes
Taxes other than income taxes increased $5.3 million, or 8.1%, in 2017 compared to 2016, primarily due to increased property tax rates and valuations in Texas as a result of MPS Units 3 and 4 being placed in service in 2016 and increased billed revenues in Texas. Taxes other than income taxes increased $1.8 million, or 2.8%, in 2016 compared to 2015, primarily due to increased property tax rates and valuations in Texas as a result of MPS Units 1 and 2 and the EOC being placed in service during the first quarter of 2015 and increased billed revenues in Texas. These increases were partially offset by decreased property taxes in Arizona due to decreased property values.
Other income (deductions)
Other income (deductions) decreased $0.3 million, or 1.7%, in 2017 compared to 2016, primarily due to decreased AEFUDC resulting from lower average balances of CWIP and a reduction in the AEFUDC rate. This decrease was partially offset by increased investment and interest income due to higher realized gains in our decommissioning trust funds.
Other income (deductions) decreased $7.2 million, or 27.8%, in 2016 compared to 2015, primarily due to (i) decreased AEFUDC resulting from lower average balances of CWIP and a reduction in the AEFUDC rate, and (ii) decreased investment and interest income due to lower realized gains from our decommissioning trust funds.

Interest charges (credits)
Interest charges (credits) increased by $4.5 million, or 7.1%, in 2017 compared to 2016, primarily due to decreased allowance for borrowed funds used during construction ("ABFUDC") as a result of lower average balances of CWIP and a reduction in the ABFUDC rate and interest expense on the $150.0 million aggregate principal amount of 5.00% Senior Notes due 2044 issued in March 2016.
Interest charges (credits) increased by $7.6 million, or 13.8%, in 2016 compared to 2015 primarily due to interest expense on the $150.0 million aggregate principal amount of 5.00% Senior Notes due 2044 issued in March 2016 and decreased ABFUDC as a result of lower balances of CWIP and a reduction in the ABFUDC rate.
Income tax expense
Income tax expense decreased by $2.9 million, or 5.4%, in 2017 compared to 2016, primarily due to a decrease in state income tax due to audit settlements in Texas and Arizona. Income tax expense increased by $19.0 million, or 54.5%, in 2016 compared to 2015, primarily due to (i) an increase in the pre-tax income, (ii) an increase in state income taxes due to normalization as discussed in Note J of the Notes to Financial Statements and (iii) decreases in decommissioning trust income, which is taxed at a lower rate.
New accounting standards
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards either as equity or liabilities, and classification on the statements of cash flows. We adopted the new standard effective January 1, 2017. The adoption of the new standard did not have a material impact on our financial condition, results of operations or cash flows. The cumulative effect of the adoption of the new standard was to increase net operating loss carryforward deferred tax assets and retained earnings by $0.2 million on January 1, 2017.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) to provide a framework that replaces the existing revenue recognition guidance, and has since modified the standard with several ASUs. The standard provides that an entity should recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. More specifically, the standard requires entities to recognize revenue through the application of a five-step model, which includes the: (i) identification of the contract; (ii) identification of the performance obligations; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations; and (v) the recognition of revenue as the entity satisfies the performance obligations. We will adopt the new standard for reporting periods beginning on January 1, 2018, and intend use the modified retrospective approach.
We have analyzed the impact of the new standard on our various revenue and cash flow streams, and the impact on changes to business processes, systems and controls to support recognition under the new guidance. Tariff sales to customers are determined to be in the scope of the new standard and represent a significant portion of our total operating revenues. We have determined that the timing or pattern of revenue recognition from tariff sales will not change. Implementation of the new standard will also not significantly change the timing or pattern of revenue recognition from other revenue streams. Upon adoption of the standard, we expect our disclosures to disaggregate revenues primarily by tariff based categories and off-system sales.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities to enhance the reporting model for financial instruments by addressing certain aspects of recognition, measurement, presentation, and disclosure. ASU 2016-01 generally requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. The guidance for classifying and measuring investments in debt securities and loans is not changed by this ASU, but requires entities to record changes in other comprehensive income. Financial assets and financial liabilities must be separately presented by measurement category on the balance sheet or in the accompanying notes to the financial statements. ASU 2016-01 clarifies the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. The provisions of this ASU become effective for reporting periods beginning after December 15, 2017. Upon adoption of the new standard, we expect to record the cumulative effects as of January 1, 2018 which will result in a net reduction to accumulated other comprehensive income of $41.0 million, net of tax, and a corresponding increase in retained earnings for unrealized gains (losses) related to equity securities owned by us.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requiring qualitative and quantitative disclosures on leasing agreements. ASU 2016-02 maintains a distinction between finance leases and operating leases similar to the distinction under previous leases guidance for capital leases and operating leases. The impact of leases reported in our operating results and statement of cash flows are expected to be similar to previous GAAP. ASU 2016-02 requires the recognition in the statement of financial position, by the lessee, of a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. How leases are recorded in regard to financial position represents a significant change from previous GAAP guidance. The lessee is permitted to make an accounting policy election to not recognize lease assets and lease liabilities for short-term leases. Implementation of the standard will be required for reporting periods beginning after December 15, 2018. Adoption of the new lease accounting standard will require us to apply the new standard to the earliest period using a modified retrospective approach. We are currently in the process of evaluating the impact of the new standard, which includes continuing to monitor activities of the FASB, including the impact of the recently issued ASU 2018-01, and the proposed project to allow entities to adopt the standard with a cumulative effect adjustment as of the beginning of the adoption year, while maintaining prior year comparative financial information and disclosures as reported. ASU 2018-01, Land Easement Practical expedient for Transition to Topic 842, provides an optional practical expedient to not evaluate existing or expired land easements under Topic 842, if those land easements were not previously accounted for as leases under Accounting Standards Codification Topic 840. We currently anticipate that we will apply the practical expedient under ASU 2018-01 to our existing or expired land easements as part of our transition to Topic 842. Our evaluation process also includes evaluating the impact, if any, on changes to business processes, systems and controls to support recognition and disclosure under the new guidance; however, at this time we are unable to determine the impact this standard will have on the financial statements and related disclosures.
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
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 amends Accounting Standards Codification 715, Compensation - Retirement Benefits, to require companies to present the service cost component of net benefit cost in the income statement line items where compensation cost is reported. Companies will present all other components of net benefit cost separately from the line item(s) that includes the service cost and outside of any subtotal of operating income. In addition, only the service cost component will be eligible for capitalization in assets. The amendments in ASU 2017-07 will be required for reporting periods beginning after December 15, 2017. The amendments in ASU 2017-07 should be applied retrospectively for the income statement presentation of the service cost component and the other components of net benefit costs and prospectively, on and after the effective date, for the capitalization of the service cost component. We expect that the retrospective impact of implementing this ASU on the Statement of Operations for the twelve months ended December 31, 2017 would be an increase in (i) Other operations of $8.2 million, (ii) Other interest of $15.8 million, (iii) Miscellaneous non-operating income of $32.4 million, and (iv) Miscellaneous non-operating deductions of $8.4 million.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718), Scope of Modification Accounting, to provide guidance about when to account for a change to the terms or conditions of a share-based payment award as a modification. Under ASU 2017-09, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The amendments of ASU 2017-09 will be required for reporting periods beginning after December 15, 2017. ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. We are assessing the future impact of ASU 2017-09; however, we currently do not expect the impact of this ASU to be significant to our financial conditions, results of operations or cash flows.
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) as a result of concerns raised by stakeholders due to the TCJA. More specifically, the concerns raised are that because the adjustment due to the reduction of the historical corporate income tax rate of 35% to the newly enacted corporate income tax rate of 21% is required to be made for accumulated deferred income taxes, the tax effect of items within accumulated other comprehensive income (“AOCI”) do not reflect the appropriate tax rate under current accounting standards which would result in "stranded taxes".

ASU 2018-02 allows companies to reclassify stranded taxes from AOCI to retained earnings. The amount of the reclassification would be the difference between the historical corporate income tax rate of 35% and the newly enacted 21% corporate income tax rate. The provisions of ASU 2018-02 are effective for fiscal years and interim periods within that reporting period beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim periods for reporting periods for which financial statements have not been issued. We are currently in the process of evaluating the impact of ASU 2018-02 and its impact on regulated utilities. At December 31, 2017, we have $7.2 million in stranded taxes in AOCI.
Inflation
For the last several years, inflation has been relatively low and, therefore, has had little impact on our results of operations and financial condition.
Liquidity and Capital Resources
We continue to maintain a strong balance of common stock equity in our capital structure, which supports our bond ratings, allowing us to obtain financing from the capital markets at a reasonable cost. At December 31, 2017, our capital structure, including common stock, long-term debt, current maturities of long-term debt, and short-term borrowings under our RCF, consisted of 45.5% common stock equity and 54.5% debt. As of December 31, 2017, we had a balance of $7.0 million of cash and cash equivalents. Based on current projections, we believe that we will have adequate liquidity through the issuance of long-term debt, our current cash balances, cash from operations and available borrowings under our RCF to meet all of our anticipated cash requirements for the next twelve months.
Our principal liquidity requirements in the near-term are expected to consist of capital expenditures to expand and support electric service obligations, expenditures for nuclear fuel inventory, interest payments on our indebtedness, cash dividend payments, operating expenses including fuel costs, maintenance costs, security, compliance initiative and taxes.
Capital Requirements. During the twelve months ended December 31, 2017, our capital requirements primarily consisted of expenditures for the construction and purchase of electric utility plant, debt retirements, payments of common stock dividends, and purchases of nuclear fuel. Projected utility construction expenditures are to add new generation, expand and update our transmission and distribution systems, make capital improvements and replacements at Palo Verde and other generating facilities, and make investments in other property and equipment. Estimated cash construction expenditures for all capital projects for 2018 are expected to be approximately $236 million. See Part I, Item 1, "Business - Construction Program." Cash capital expenditures for new electric plant were $190.3 million, net of insurance proceeds, in the twelve months ended December 31, 2017 compared to $225.4 million in the twelve months ended December 31, 2016. Capital requirements for purchases of nuclear fuel were $38.5 million for the twelve months ended December 31, 2017, as compared to $42.4 million for the twelve months ended December 31, 2016.
On December 29, 2017, we paid a quarterly cash dividend of $0.335 per share, or $13.6 million, to shareholders of record as of the close of business on December 15, 2017. We paid a total of $53.3 million in cash dividends during the twelve months ended December 31, 2017. On February 1, 2018, our Board of Directors declared a quarterly cash dividend of $0.335 per share payable on March 30, 2018 to shareholders of record as of the close of business on March 16, 2018. Typically, the Board of Directors reviews the Company's dividend policy annually in the second quarter of each year. In addition, while we do not currently anticipate repurchasing shares of our common stock in 2018, we may repurchase shares of our common stock in the future. Under our repurchase program, purchases can be made at open market prices or in private transactions, and repurchased shares are available for issuance under employee benefit and stock incentive plans, or may be retired. No shares of common stock were repurchased during the twelve months ended December 31, 2017. As of December 31, 2017, a total of 393,816 shares remain eligible for repurchase under the repurchase program.
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
Our cash requirements for federal and state income taxes vary from year to year based on taxable income, which is influenced by the timing of revenues and expenses recognized for income tax purposes. The following summary describes the major impacts of the TCJA on our liquidity. We continue to evaluate the TCJA and have made assumptions based on information currently available.
The TCJA discontinued bonus depreciation for regulated utilities for property acquired and placed in service after September 27, 2017, which discontinuance will reduce the tax deductions previously available to us for 2017, 2018 and 2019.  The decrease in tax deductions will result in the utilization of our net operating loss carryforwards (“NOL carryforwards”) approximately two years earlier than anticipated and is expected to result in higher income tax payments beginning in 2019, after the full utilization of NOL carryforwards. However, due to the lower federal corporate income tax rate enacted by the TCJA, our future federal corporate income tax payments will be made at the reduced rate of 21% beginning in 2018. Due to NOL carryforwards, minimal tax payments are expected for 2018, which are mostly related to state income taxes.
However, we expect that the effect of the TCJA on our rates will be beneficial to our customers. Following the enactment of the TCJA and the reduction of the federal corporate income tax rate, revenues collected from our customers in 2018 will be reduced in an amount that approximates the savings in tax expense. This reduction in revenues is expected to negatively impact our cash flows by approximately $26 million to $31 million during 2018.
We continually evaluate our funding requirements related to our retirement plans, other post-retirement benefit plans, and decommissioning trust funds. We contributed $9.8 million and $9.2 million to our retirement plans during both the twelve months ended December 31, 2017 and 2016, respectively. We contributed $0.5 million and $1.7 million to our other post-retirement benefit plans during the twelve months ended December 31, 2017 and 2016, respectively. We contributed $3.8 million and $4.5 million to our decommissioning trust funds in 2017 and 2016, respectively. We are in compliance with the funding requirements of the federal government for our benefit plans. In addition, with respect to our nuclear plant decommissioning trust, we are in compliance with the funding requirements of the federal law and the ANPP Participation Agreement. We will continue to review our funding for these plans in order to meet our future obligations.
In 2010, we and the RGRT, a Texas grantor trust through which we finance our portion of fuel for Palo Verde, entered into a note purchase agreement with various institutional purchasers. Under the terms of the agreement, RGRT sold to the purchasers $110.0 million aggregate principal amount of senior notes. In August 2015 and 2017, $15.0 million and $50.0 million, respectively, of these senior notes matured and were paid with borrowings under the RCF.
Capital Resources. Cash provided by operations, $288.6 million for the twelve months ended December 31, 2017 and $231.2 million for the twelve months ended December 31, 2016, is a significant source for funding capital requirements. The primary factors affecting the change in cash flows from operations were the change in net over-collection and under-collection of fuel revenues and accounts receivable. Cash from operations has been impacted by the timing of the recovery of fuel costs through fuel recovery mechanisms in Texas and New Mexico, and our sales for resale customer. We recover actual fuel costs from customers through fuel adjustment mechanisms in Texas and New Mexico, and from our sales for resale customer. We record deferred fuel revenues for the under-recovery or over-recovery of fuel costs until they can be recovered from or refunded to customers. In Texas, fuel costs are recovered through a fixed fuel factor. We can seek to revise our fixed fuel factor at least four months after our last revision except in the month of December based upon our approved formula which allows us to adjust fuel rates to reflect changes in costs of natural gas. We are required to request to refund fuel costs in any month when the over-recovery balance exceeds a threshold material amount and we expect fuel costs to continue to be materially over-recovered. We are permitted to seek to surcharge fuel under-recoveries in any month the balance exceeds a threshold material amount that we expect fuel cost recovery to continue to be materially under-recovered. Fuel over and under-recoveries are considered material when they exceed 4% of the previous twelve months' fuel costs. On October 13, 2017, we filed a request to decrease our Texas fixed fuel factor by approximately 19% to reflect decreased fuel expenses primarily related to a decrease in the price of natural gas used to generate power. The decrease in our Texas fixed fuel factor became effective with the November 2017 billing month and will continue thereafter until changed by the PUCT. During the twelve months ended December 31, 2017, we had over-recoveries of fuel costs of $17.1 million compared to under-recoveries of fuel costs of $14.9 million during the twelve months ended December 31, 2016. At December 31, 2017, we had a net fuel over-recovery balance of $6.2 million, including an over-recovery of $5.8 million in the Texas jurisdiction and an over-recovery of $0.4 million in the New Mexico jurisdiction.
We maintain the RCF for working capital and general corporate purposes and financing nuclear fuel through RGRT. RGRT, the trust through which we finance our portion of nuclear fuel for Palo Verde, is consolidated in our financial statements. On January 9, 2017, we exercised our option to extend the maturity of the RCF by one year to January 14, 2020 and to increase the size of the facility by $50.0 million to $350.0 million. We still have the option to extend the facility by one additional year to January 2021 and to increase the RCF by up to $50.0 million (up to a total of $400.0 million) upon the satisfaction of certain conditions including obtaining commitments from lenders or third party financial institutions. In August 2017, RGRT's $50.0 million Series B 4.47% Senior Notes matured and were paid utilizing funds borrowed under the RCF. The total amount borrowed for nuclear fuel by RGRT, excluding debt issuance costs, was $133.5 million at December 31, 2017, of which $88.5 million had been borrowed under the RCF, and $45.0 million was borrowed through the issuance of senior notes. At December 31, 2016, the total amounts borrowed for nuclear fuel by RGRT, excluding debt issuance costs, were $132.6 million of which $37.6 million had been borrowed under the RCF and $95.0 million was borrowed through the issuance of senior notes. Interest costs on borrowings to finance nuclear fuel are accumulated by RGRT and charged to us as fuel is consumed and recovered through fuel recovery charges. In September 2017, the $33.3 million 2012 Series A 1.875% Pollution Control Bonds which were subject to mandatory tender for purchase were redeemed and retired utilizing funds borrowed under the RCF. The outstanding balance for working capital and general corporate purposes was $85.0 million at December 31, 2017 and $44.0 million at December 31, 2016. Total aggregate borrowings under the RCF as of December 31, 2017 were $173.5 million with an additional $176.4 million available to borrow.
We received approval from the NMPRC on October 7, 2015, to guarantee the issuance of up to $65.0 million of long-term debt by the RGRT to finance future purchases of nuclear fuel and to refinance existing nuclear fuel debt obligations, which remains effective. We received additional approval from the NMPRC on October 4, 2017 to amend and extend the RCF, issue up to $350.0 million in long-term debt and to redeem and refinance the $63.5 million 2009 Series A 7.25% Pollution Control Bonds and the $37.1 million 2009 Series B 7.25% Pollution Control Bonds, which have optional redemptions in 2019. The NMPRC approval to issue up to $350.0 million in long-term debt supersedes its prior approval. We requested similar approval from the FERC on September 1, 2017 and received approval on October 31, 2017. The approval requested from the FERC also includes requests to guarantee the issuance of up to $65.0 million of long-term debt by the RGRT and to continue to utilize our existing RCF with the ability to amend and extend the RCF at a future date. The authorization approved by the FERC is effective from November 15, 2017 through November 14, 2019 and supersedes prior FERC approvals.

Contractual Obligations. Our contractual obligations as of December 31, 2017 are as follows (in thousands):

	Payments due by period
	Total	2018	2019 and 2020	2021 and 2022	2023 and Beyond
Long-term debt (including interest):
Senior notes (1)	$2,080,375	$55,200	$110,400	$260,400	$1,654,375
Pollution control bonds (2)	390,578	9,959	19,918	19,918	340,783
RGRT senior notes (3)	51,804	2,268	49,536	—	—
Financing obligations (including interest):
Revolving credit facility (4)	178,061	178,061	—	—	—
Purchase obligations:
Power contracts	17,282	17,282	—	—	—
Fuel contracts:
Gas (5)	373,814	43,519	68,875	71,474	189,946
Nuclear fuel (6)	77,554	19,228	22,485	16,581	19,260
Retirement plans and other post-retirement benefits (7)	9,904	9,904	—	—	—
Nuclear Decommissioning Trust Funds (8)	59,701	2,132	4,264	4,264	49,041
Operating leases (9)	10,491	951	1,713	1,270	6,557
Total	$3,249,564	$338,504	$277,191	$373,907	$2,259,962
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

(2)
We have three series of pollution control bonds outstanding that are scheduled for remarketing and/or mandatory tender two in 2040, and one in 2042. In September 2017, the $33.3 million 2012 Series A 1.875% pollution control bonds, which were subject to mandatory tender for purchase, were redeemed and retired utilizing funds borrowed under the RCF.

(3)
In 2010, the Company and RGRT entered into a note purchase agreement for $110.0 million aggregate principal amount of senior notes consisting of: (a) $15.0 million aggregate principal amount of 3.67% RGRT Senior Notes, Series A, which matured and were repaid on August 15, 2015; (b) $50.0 million aggregate principal amount of 4.47% RGRT Senior Notes, Series B, which matured and were repaid on August 15, 2017; and (c) $45.0 million aggregate principal amount of 5.04% RGRT Senior Notes, Series C, due August 15, 2020.

(4)
This reflects obligations outstanding under the $350.0 million RCF. At December 31, 2017, $85.0 million was borrowed for working capital and general corporate purposes and $88.5 million was borrowed by RGRT for nuclear fuel. This balance includes interest based on actual interest rates at the end of 2017 and assumes this amount will be outstanding for the entire year of 2018.

(5)	Amount is based on the minimum volumes per the contract and market and/or contract price at the end of 2017. Gas obligation includes a gas storage contract and a gas transportation contract.

(6)	Some of the nuclear fuel contracts are based on a fixed price, adjusted for a market index. The index used here is the index at the end of 2017.

(7)
This obligation is based on our expected contributions and includes our minimum contractual funding requirements for the non-qualified retirement income plan and the other post-retirement benefits for 2018. We have no minimum cash contractual funding requirement related to our retirement income plan or other post-retirement benefits for 2018. However, we are subject to minimum funding requirements of ERISA. We also may decide to fund at higher levels and expect to contribute $9.9 million to our retirement plans in 2018. Minimum funding requirements for 2019 and beyond are not included due to the uncertainty of the applicable interest rates and the related return on assets.

(8)
This obligation is based on the decommissioning funding allowed in PUCT Docket No. 46831, effective August 1, 2017. We have no minimum funding obligation in the New Mexico jurisdiction effective July 1, 2016 with NMPRC Case No.

15-00127-UT. It is possible that our funding requirements could change based on the amounts allowed in future rate filings.

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
Our decommissioning trust funds consist of equity securities and fixed income instruments and are carried at fair value. We face interest rate risk on the fixed income instruments, which consist primarily of municipal, federal and corporate bonds and which were valued at $130.2 million and $119.9 million as of December 31, 2017 and 2016, respectively. A hypothetical 10% increase in interest rates would reduce the fair values of these funds by $1.6 million and $1.4 million at December 31, 2017 and 2016, respectively.
Equity Price Risk
Our decommissioning trust funds include marketable equity securities of approximately $149.8 million and $129.8 million at December 31, 2017 and 2016, respectively. A hypothetical 20% decrease in equity prices would have reduced the fair values of these funds by $30.0 million and $26.0 million based on their fair values at December 31, 2017 and 2016, respectively. Declines in market prices could require that additional amounts be contributed to our nuclear decommissioning trusts to maintain minimum funding requirements. We do not expect to expend monies held in trust before 2044 or a later period when decommissioning of Palo Verde begins.
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
In the normal course of business, we enter into contracts of various durations for the forward sales and purchases of electricity to effectively manage our available generating capacity and supply needs. Such contracts include forward contracts for the sale of generating capacity and energy during periods when our available power resources are expected to exceed the requirements of our retail native load and sales for resale. We also enter into forward contracts for the purchase of wholesale capacity and energy during periods when the market price of electricity is below our expected incremental power production costs or to supplement our generating capacity when demand is anticipated to exceed such capacity. As of January 31, 2018, we had entered into forward sales and purchase contracts for energy as discussed in Part I, Item 1, "Business – Energy Sources – Purchased Power." These agreements are generally fixed-priced contracts that qualify for the "normal purchases and normal sales" exception provided in the FASB guidance for accounting for derivative instruments and hedging activities and are not recorded at their fair value in our financial statements. Because of the operation of the PUCT and the NMPRC rules and our fuel clauses, these contracts do not expose us to significant commodity price risk.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission's 2013 Internal Control - Integrated Framework. Based on its assessment, management believes that, as of December 31, 2017, the Company’s internal control over financial reporting is effective based on those criteria.
The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the Company’s internal control over financial reporting. This report appears on page 52 of this report.

Item 8.Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
El Paso Electric Company:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying balance sheets of El Paso Electric Company (the "Company") as of December 31, 2017 and 2016, and the related statements of operations, comprehensive operations, changes in common stock equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also include evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
We have served as the Company’s auditor since 1983.
Houston, Texas
February 28, 2018

EL PASO ELECTRIC COMPANY
BALANCE SHEETS

ASSETS (In thousands)	December 31,
	2017	2016
Utility plant:
Electric plant in service	$3,982,095	$3,791,566
Less accumulated depreciation and amortization	(1,320,175)	(1,244,332)
Net plant in service	2,661,920	2,547,234
Construction work in progress	146,059	154,738
Nuclear fuel; includes fuel in process of $59,689 and $57,315, respectively	194,933	194,842
Less accumulated amortization	(74,475)	(75,602)
Net nuclear fuel	120,458	119,240
Net utility plant	2,928,437	2,821,212
Current assets:
Cash and cash equivalents	6,990	8,420
Accounts receivable, principally trade, net of allowance for doubtful accounts of $2,300 and $2,156, respectively	88,585	88,452
Inventories, at cost	50,910	47,216
Under-collection of fuel revenues	—	11,123
Prepayments and other	10,307	8,988
Total current assets	156,792	164,199
Deferred charges and other assets:
Decommissioning trust funds	286,866	255,708
Regulatory assets	96,036	118,861
Other	16,232	16,298
Total deferred charges and other assets	399,134	390,867
Total assets	$3,484,363	$3,376,278
See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
BALANCE SHEETS (Continued)

CAPITALIZATION AND LIABILITIES (In thousands except for share data)	December 31,
	2017	2016
Capitalization:
Common stock, stated value $1 per share, 100,000,000 shares authorized, 65,694,829 and 65,685,615 shares issued, and 133,859 and 137,017 restricted shares, respectively	$65,829	$65,823
Capital in excess of stated value	326,117	322,643
Retained earnings	1,159,667	1,114,561
Accumulated other comprehensive income (loss), net of tax	11,058	(7,116)
	1,562,671	1,495,911
Treasury stock, 25,244,350 and 25,304,914 shares, respectively, at cost	(420,506)	(421,515)
Common stock equity	1,142,165	1,074,396
Long-term debt, net of current portion	1,195,988	1,195,513
Total capitalization	2,338,153	2,269,909
Current liabilities:
Current maturities of long-term debt	—	83,143
Short-term borrowings under the revolving credit facility	173,533	81,574
Accounts payable, principally trade	59,270	62,953
Taxes accrued	35,660	32,488
Interest accrued	12,470	13,287
Over-collection of fuel revenues	6,225	255
Other	29,067	29,709
Total current liabilities	316,225	303,409
Deferred credits and other liabilities:
Accumulated deferred income taxes	305,023	555,066
Accrued pension liability	83,838	92,768
Accrued post-retirement benefit liability	26,417	34,400
Asset retirement obligation	93,029	81,800
Regulatory liabilities	296,685	18,435
Other	24,993	20,491
Total deferred credits and other liabilities	829,985	802,960
Commitments and contingencies
Total capitalization and liabilities	$3,484,363	$3,376,278

See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF OPERATIONS
(In thousands except for share data)

	Years Ended December 31,
	2017	2016	2015
Operating revenues	$916,797	$886,936	$849,869
Energy expenses:
Fuel	185,069	173,738	188,400
Purchased and interchanged power	59,682	59,727	53,545
	244,751	233,465	241,945
Operating revenues net of energy expenses	672,046	653,471	607,924
Other operating expenses:
Other operations	242,628	242,014	242,950
Maintenance	69,458	66,746	65,223
Depreciation and amortization	90,843	84,317	89,824
Taxes other than income taxes	70,863	65,533	63,736
	473,792	458,610	461,733
Operating income	198,254	194,861	146,191
Other income (deductions):
Allowance for equity funds used during construction	3,025	7,023	10,639
Investment and interest income, net	17,757	14,083	17,508
Miscellaneous non-operating income	715	1,292	2,062
Miscellaneous non-operating deductions	(3,125)	(3,699)	(4,328)
	18,372	18,699	25,881
Interest charges (credits):
Interest on long-term debt and revolving credit facility	72,970	71,544	65,851
Other interest	2,388	1,303	1,313
Capitalized interest	(5,022)	(4,990)	(4,968)
Allowance for borrowed funds used during construction	(2,975)	(4,983)	(6,937)
	67,361	62,874	55,259
Income before income taxes	149,265	150,686	116,813
Income tax expense	51,004	53,918	34,895
Net income	$98,261	$96,768	$81,918

Basic earnings per share	$2.42	$2.39	$2.03

Diluted earnings per share	$2.42	$2.39	$2.03

Dividends declared per share of common stock	$1.315	$1.225	$1.165
Weighted average number of shares outstanding	40,414,556	40,350,688	40,274,986
Weighted average number of shares and dilutive potential shares outstanding	40,535,191	40,408,033	40,308,562
See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF COMPREHENSIVE OPERATIONS
(In thousands)

	Years Ended December 31,
	2017	2016	2015
Net income	$98,261	$96,768	$81,918
Other comprehensive income (loss):
Unrecognized pension and post-retirement benefit costs:
Net gain (loss) arising during period	12,634	(20,053)	5,429
Prior service benefit	—	32,697	824
Reclassification adjustments included in net income for amortization of:
Prior service benefit	(9,657)	(7,407)	(6,574)
Net loss	6,776	4,965	8,622
Net unrealized gains/losses on marketable securities:
Net holding gains (losses) arising during period	25,275	8,444	(2,906)
Reclassification adjustments for net gains included in net income	(10,626)	(7,640)	(11,114)
Net losses on cash flow hedges:
Reclassification adjustment for interest expense included in net income	532	498	467
Total other comprehensive income (loss) before income taxes	24,934	11,504	(5,252)
Income tax benefit (expense) related to items of other comprehensive income (loss):
Unrecognized pension and post-retirement benefit costs	(3,615)	(4,261)	(3,286)
Net unrealized (gains) losses on marketable securities	(2,922)	(106)	2,828
Losses on cash flow hedges	(223)	(339)	(203)
Total income tax expense	(6,760)	(4,706)	(661)
Other comprehensive income (loss), net of tax	18,174	6,798	(5,913)
Comprehensive income	$116,435	$103,566	$76,005
See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF CHANGES IN COMMON STOCK EQUITY
(In thousands except for share data)

	Common Stock		Capital in Excess of Stated Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock		Common Stock Equity

	Shares	Amount				Shares	Amount
Balances at December 31, 2014	65,849,543	$65,850	$318,515	$1,032,537	$(8,001)	25,492,919	$(424,647)	$984,254
Restricted common stock grants and deferred compensation	6,356	6	2,266			(93,455)	1,557	3,829
Stock awards withheld for taxes	(15,031)	(15)	(556)					(571)
Forfeited restricted common stock	(12,215)	(12)				871	(14)	(26)
Deferred taxes on stock incentive plan			(475)					(475)
Compensation paid in shares			323			(15,501)	258	581
Net income				81,918				81,918
Other comprehensive income (loss)					(5,913)			(5,913)
Dividends declared				(47,059)				(47,059)
Balances at December 31, 2015	65,828,653	65,829	320,073	1,067,396	(13,914)	25,384,834	(422,846)	1,016,538
Restricted common stock grants and deferred compensation			3,017			(74,181)	1,235	4,252
Stock awards withheld for taxes	(5,723)	(6)	(261)					(267)
Forfeited restricted common stock	(298)					197	(3)	(3)
Deferred taxes on stock incentive plan			(364)					(364)
Compensation paid in shares			178			(5,936)	99	277
Net income				96,768				96,768
Other comprehensive income (loss)					6,798			6,798
Dividends declared				(49,603)				(49,603)
Balances at December 31, 2016	65,822,632	65,823	322,643	1,114,561	(7,116)	25,304,914	(421,515)	1,074,396
Restricted common stock grants and deferred compensation			2,989			(70,273)	1,171	4,160
Performance share awards vested	11,314	11	921					932
Stock awards withheld for taxes	(5,258)	(5)	(568)			8,360	(139)	(712)
Forfeited restricted common stock						4,961	(83)	(83)
Compensation paid in shares			132			(3,612)	60	192
Cumulative effect adjustment for stock compensation				182				182
Net income				98,261				98,261
Other comprehensive income (loss)					18,174			18,174
Dividends declared				(53,337)				(53,337)
Balances at December 31, 2017	65,828,688	$65,829	$326,117	$1,159,667	$11,058	25,244,350	$(420,506)	$1,142,165
See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2017	2016	2015
Cash Flows From Operating Activities:
Net income	$98,261	$96,768	$81,918
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of electric plant in service	90,843	84,317	89,824
Amortization of nuclear fuel	42,476	43,748	43,099
Deferred income taxes, net	49,394	50,510	30,846
Allowance for equity funds used during construction	(3,025)	(7,023)	(10,639)
Other amortization and accretion	18,954	17,295	17,707
Gain on sale of property, plant and equipment	—	(545)	(658)
Net gains on sale of decommissioning trust funds	(10,626)	(7,640)	(11,114)
Other operating activities	(692)	1,279	517
Change in:
Accounts receivable	(138)	(17,511)	4,839
Inventories	(3,073)	265	(2,859)
Net over-collection (under-collection) of fuel revenues	17,093	(14,891)	13,344
Prepayments and other	(692)	(1,184)	(3,984)
Accounts payable	1,407	(2,140)	(11,235)
Taxes accrued	1,840	1,945	4,512
Other current liabilities	(917)	2,022	3,719
Deferred charges and credits	(12,544)	(16,065)	(3,165)
Net cash provided by operating activities	288,561	231,150	246,671
Cash Flows From Investing Activities:
Cash additions to utility property, plant and equipment	(190,305)	(225,361)	(281,458)
Cash additions to nuclear fuel	(38,481)	(42,383)	(41,966)
Capitalized interest and AFUDC:
Utility property, plant and equipment	(6,000)	(12,006)	(17,576)
Nuclear fuel and other	(5,022)	(4,990)	(4,968)
Allowance for equity funds used during construction	3,025	7,023	10,639
Decommissioning trust funds:
Purchases, including funding of $3.8 million, $4.5 million and $4.5 million, respectively	(102,920)	(99,497)	(110,223)
Sales and maturities	97,037	91,268	102,567
Proceeds from sale of property, plant and equipment	281	4,841	721
Other investing activities	(1,559)	5,373	(470)
Net cash used for investing activities	(243,944)	(275,732)	(342,734)
Cash Flows From Financing Activities:
Dividends paid	(53,337)	(49,603)	(47,059)
Borrowings under the revolving credit facility:
Proceeds	638,458	355,607	344,398
Payments	(546,499)	(415,771)	(217,192)
Payment on maturing RGRT senior notes	(50,000)	—	(15,000)
Payment on maturing pollution control bonds	(33,300)	—	—
Proceeds from issuance of senior notes	—	157,052	—
Other financing activities	(1,369)	(2,432)	(1,439)
Net cash provided by (used for) financing activities	(46,047)	44,853	63,708
Net increase (decrease) in cash and cash equivalents	(1,430)	271	(32,355)
Cash and cash equivalents at beginning of period	8,420	8,149	40,504
Cash and cash equivalents at end of period	$6,990	$8,420	$8,149
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
Use of Estimates. The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates its estimates on an on-going basis, including those related to depreciation, unbilled revenue, income taxes, fuel costs, pension and other post-retirement obligations and asset retirement obligations ("ARO"). Actual results could differ from those estimates.
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
Utility Plant. Utility plant is generally reported at cost. The cost of renewals and betterments are capitalized and the costs of repairs and minor replacements are charged to the appropriate operating expense accounts. Depreciation is provided on a straight-line basis over the estimated remaining lives of the assets (ranging in average from 5 to 48 years). The average composite depreciation rate utilized in 2017, 2016 and 2015 was 2.27%, 2.28%, and 2.64%, respectively. When property subject to composite depreciation is retired or otherwise disposed of in the normal course of business, its cost together with the cost of removal, less salvage is charged to accumulated depreciation. For other property dispositions, the applicable cost and accumulated depreciation is removed from the balance sheet accounts and a gain or loss is recognized. During 2016, depreciation and amortization decreased due to changes in depreciation rates approved by the Public Utility Commission of Texas ("PUCT") in the final order in Docket No. 44941 ("2016 PUCT Final Order") and the New Mexico Public Regulation Commission ("NMPRC") in the final order in Case No. 15-00127-UT ("NMPRC Final Order") and changes in the estimated life of certain intangible software assets.
The cost of nuclear fuel is amortized to fuel expense on a units-of-production basis. The Company is also amortizing its share of costs associated with on-site spent fuel storage casks at Palo Verde Generating Station ("Palo Verde") over the burn period of the fuel that will necessitate the use of the storage casks. See Part II, Item 8, Financial Statements and Supplementary Data, Note E.
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
Allowance for Funds Used During Construction ("AFUDC") and Capitalized Interest. The Company capitalizes interest (ABFUDC) and common equity (AEFUDC) costs to construction work in progress and capitalizes interest to nuclear fuel in process in accordance with the FERC Uniform System of Accounts as provided for in the FASB guidance. AFUDC is a non-cash component of income and is calculated monthly and charged to all new eligible construction and capital improvement projects.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

AFUDC is compounded on a semi-annual basis. The average AFUDC rates used in 2017, 2016 and 2015 were 5.38%, 6.43% and 7.18%, respectively.
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
Cash and Cash Equivalents. Temporary cash investments with an original maturity of three months or less are considered cash equivalents. The Company's cash and cash equivalents do not include amounts held in trust by the nuclear decommissioning or the pension and other post-retirement benefit trust funds.
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
Revenues. Revenues related to the sale of electricity are generally recorded when service is provided or electricity is delivered to customers. The billing of electricity sales to retail customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. Unbilled revenues are recorded for estimated amounts of energy delivered in the period following the customers billing cycle to the end of the month. Unbilled revenues are estimated based on monthly generation volumes and by applying an average revenue/kWh to the number of estimated kWhs delivered but not billed. Accounts receivable included accrued unbilled revenues of $22.2 million and $21.0 million as of December 31, 2017 and 2016, respectively. The Company presents revenues net of sales taxes in its statements of operations.
Allowance for Doubtful Accounts. The allowance for doubtful accounts represents the Company’s estimate of existing accounts receivable that will ultimately be uncollectible. The allowance is calculated by applying estimated write-off factors to various classes of outstanding receivables. The write-off factors used to estimate uncollectible accounts are based upon consideration of both historical collections experience and management’s best estimate of future collections success given the existing collections environment. Additions, deductions and balances for allowance for doubtful accounts for 2017, 2016 and 2015 are as follows (in thousands):

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

	2017	2016	2015
Balance at beginning of year	$2,156	$2,046	$2,253
Additions:
Charged to costs and expense	3,141	2,427	2,057
Recovery of previous write-offs	1,122	1,395	1,613
Uncollectible receivables written off	4,119	3,712	3,877
Balance at end of year	$2,300	$2,156	$2,046
Income Taxes. The Company accounts for federal and state income taxes under the asset and liability method of accounting for income taxes. Deferred income taxes are recognized for the estimated future tax consequences of "temporary differences" by applying enacted statutory tax rates for each taxable jurisdiction applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Certain temporary differences are accorded flow-through treatment by the Company's regulators and impact the Company's effective tax rate. The FASB guidance requires that rate-regulated companies record deferred income taxes for temporary differences accorded flow-through treatment at the direction of the regulatory commission. The resulting deferred tax assets and liabilities are recorded at the expected cash flow to be reflected in future rates. Because the Company's regulators have consistently permitted the recovery of tax effects previously flowed-through earnings, the Company has recorded regulatory liabilities and assets offsetting such deferred tax assets and liabilities. During the third quarter of 2016, the Company changed its accounting for state income taxes from the flow-through method to the normalization method in accordance with the final orders from the PUCT and the NMPRC in its 2015 rate cases, effective January 1, 2016. See Part II, Item 8, Financial Statements and Supplementary Data, Note C for further discussion. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date, unless those deferred taxes will be returned to customers in which case they are recorded as a regulatory asset or liability. See further discussion in Part II, Item 8, Financial Statements and Supplementary Data, Note J. The Company recognizes tax assets and liabilities for uncertain tax positions in accordance with the recognition and measurement criteria of the FASB guidance for uncertainty in income taxes. See Part II, Item 8, Financial Statements and Supplementary Data, Note J.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“TCJA”) was enacted. Substantially all of the provisions of the TCJA are effective for taxable years beginning after December 31, 2017, with the exception of the discontinuance of bonus depreciation for regulated public utilities which was effective for assets acquired and placed into service after September 27, 2017. The TCJA includes significant changes to the Internal Revenue Code of 1986 (as amended, the "IRC"), including amendments which significantly changed the taxation of business entities and includes specific provisions related to regulated public utilities. The more significant changes that impact the Company included in the TCJA are reductions in the corporate federal income tax rate from 35% to 21%, elimination of the corporate alternative minimum tax provisions, additional limitations on deductions of executive compensation, and limiting the utilization of net operating losses ("NOL") arising after December 31, 2017 to 80% of taxable income with no carryback but with an indefinite carryforward. The specific provisions related to regulated public utilities in the TCJA generally provide for the continued deductibility of interest expense, the elimination of bonus depreciation for property acquired and placed into service after September 27, 2017 and the continuance of rate normalization requirements for accelerated depreciation benefits and changes to deferred tax balances as a result of the change in corporate federal income tax rate.
The tax effects of changes in tax laws must be recognized in the period in which the law is enacted. GAAP also requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. Thus, at the date of enactment of the TCJA, the Company’s deferred taxes were re-measured based upon the new corporate federal income tax rate. The decrease in deferred taxes was recorded as a regulatory liability as it will be subject to refund to customers and is recorded at the expected cash flow to be reflected in future rates. See Part II, Item 8, Financial Statements and Supplementary Data, Note J for further discussion.
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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

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
Pension and Post-retirement Benefit Accounting. See Part II, Item 8, Financial Statements and Supplementary Data, Note M for a discussion of the Company's accounting policies for its employee benefits.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

B.    New Accounting Standards
In March 2016, the FASB issued Accounting Standards Update ("ASU") 2016-09, Compensation - Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards either as equity or liabilities, and classification on the statements of cash flows. The Company adopted the new standard effective January 1, 2017. The adoption of the new standard did not have a material impact on the Company's financial condition, results of operations or cash flows. The cumulative effect of the adoption of the new standard was to increase net operating loss carryforward deferred tax assets and retained earnings by $0.2 million on January 1, 2017.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) to provide a framework that replaces the existing revenue recognition guidance, and has since modified the standard with several ASUs. The standard provides that an entity should recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. More specifically, the standard requires entities to recognize revenue through the application of a five-step model, which includes the: (i) identification of the contract; (ii) identification of the performance obligations; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations; and (v) the recognition of revenue as the entity satisfies the performance obligations. The Company will adopt the new standard for reporting periods beginning on January 1, 2018, and intends use the modified retrospective approach.
The Company has analyzed the impact of the new standard on its various revenue and cash flow streams, and the impact on changes to business processes, systems and controls to support recognition under the new guidance. Tariff sales to customers are determined to be in the scope of the new standard and represent a significant portion of the Company’s total operating revenues. The Company has determined that the timing or pattern of revenue recognition from tariff sales will not change. Implementation of the new standard will also not significantly change the timing or pattern of revenue recognition from other revenue streams. Upon adoption of the standard, the Company expects its disclosures to disaggregate revenues primarily by tariff based categories and off-system sales.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities to enhance the reporting model for financial instruments by addressing certain aspects of recognition, measurement, presentation, and disclosure. ASU 2016-01 generally requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. The guidance for classifying and measuring investments in debt securities and loans is not changed by this ASU, but requires entities to record changes in other comprehensive income. Financial assets and financial liabilities must be separately presented by measurement category on the balance sheet or in the accompanying notes to the financial statements. ASU 2016-01 clarifies the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. The provisions of this ASU become effective for reporting periods beginning after December 15, 2017. Upon adoption of the new standard, the Company expects to record the cumulative effects as of January 1, 2018 which will result in a net reduction to accumulated other comprehensive income of $41.0 million, net of tax, and a corresponding increase in retained earnings for unrealized gains (losses) related to equity securities owned by the Company.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requiring qualitative and quantitative disclosures on leasing agreements. ASU 2016-02 maintains a distinction between finance leases and operating leases similar to the distinction under previous leases guidance for capital leases and operating leases. The impact of leases reported in the Company's operating results and statement of cash flows are expected to be similar to previous GAAP. ASU 2016-02 requires the recognition in the statement of financial position, by the lessee, of a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. How leases are recorded in regard to financial position represents a significant change from previous GAAP guidance. The lessee is permitted to make an accounting policy election to not recognize lease assets and lease liabilities for short-term leases. Implementation of the standard will be required for reporting periods beginning after December 15, 2018. Adoption of the new lease accounting standard will require the Company to apply the new standard to the earliest period using a modified retrospective approach. The Company is currently in the process of evaluating the impact of the new standard, which includes continuing to monitor activities of the FASB, including the impact of the recently issued ASU 2018-01, and the proposed project to allow entities to adopt the standard with a cumulative effect adjustment as of the beginning of the adoption year, while maintaining prior year comparative financial information and disclosures as reported. ASU 2018-01, Land Easement Practical expedient for Transition to Topic 842, provides an optional practical expedient to not evaluate existing or expired land easements under Topic 842, if those land easements were not previously accounted for as leases under Accounting Standards Codification ("ASC") Topic 840. The Company currently anticipates that it will apply the practical

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

expedient under ASU 2018-01 to its existing or expired land easements as part of its transition to Topic 842. The Company's evaluation process also includes evaluating the impact, if any, on changes to business processes, systems and controls to support recognition and disclosure under the new guidance; however, at this time the Company is unable to determine the impact this standard will have on the financial statements and related disclosures.
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
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 amends Accounting Standards Codification 715, Compensation - Retirement Benefits, to require companies to present the service cost component of net benefit cost in the income statement line items where compensation cost is reported. Companies will present all other components of net benefit cost separately from the line item(s) that includes the service cost and outside of any subtotal of operating income. In addition, only the service cost component will be eligible for capitalization in assets. The amendments in ASU 2017-07 will be required for reporting periods beginning after December 15, 2017. The amendments in ASU 2017-07 should be applied retrospectively for the income statement presentation of the service cost component and the other components of net benefit costs and prospectively, on and after the effective date, for the capitalization of the service cost component. The Company expects that the retrospective impact of implementing this ASU on the Statement of Operations for the twelve months ended December 31, 2017 would be an increase in (i) Other operations of $8.2 million, (ii) Other interest of $15.8 million, (iii) Miscellaneous non-operating income of $32.4 million, and (iv) Miscellaneous non-operating deductions of $8.4 million.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718), Scope of Modification Accounting, to provide guidance about when to account for a change to the terms or conditions of a share-based payment award as a modification. Under ASU 2017-09, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The amendments of ASU 2017-09 will be required for reporting periods beginning after December 15, 2017. ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. The Company is assessing the future impact of ASU 2017-09; however, it currently does not expect the impact of this ASU to be significant to the Company's financial conditions, results of operations or cash flows.
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) as a result of concerns raised by stakeholders due to the TCJA. More specifically, the concerns raised are that because the adjustment due to the reduction of the historical corporate income tax rate of 35% to the newly enacted corporate income tax rate of 21% is required to be made for accumulated deferred income taxes, the tax effect of items within accumulated other comprehensive income (“AOCI”) do not reflect the appropriate tax rate under current accounting standards which would result in "stranded taxes". ASU 2018-02 allows companies to reclassify stranded taxes from AOCI to retained earnings. The amount of the reclassification would be the difference between the historical corporate income tax rate of 35% and the newly enacted 21% corporate income tax rate. The provisions of ASU 2018-02 are effective for fiscal years and interim periods within that reporting period beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim periods for reporting periods for which financial statements have not been issued. The Company is currently in the process of evaluating the impact of ASU 2018-02 and its impact on regulated utilities. At December 31, 2017, the Company has $7.2 million in stranded taxes in AOCI.

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
On July 21, 2016, the parties to PUCT Docket No. 44941 filed the Joint Motion to Implement Uncontested Amended and Restated Stipulation and Agreement which was unopposed by the parties (the "2016 Unopposed Settlement"). On August 25, 2016, the PUCT approved the 2016 Unopposed Settlement and issued the 2016 PUCT Final Order, as proposed. The 2016 PUCT Final Order provided for: (i) an annual non-fuel base rate increase, lower annual depreciation expense, a revised return on equity for AFUDC purposes, and the inclusion of substantially all new plant in service in rate base; (ii) an additional annual non-fuel base rate increase of $3.7 million related to Four Corners Generating Station ("Four Corners") costs, which was collected through a surcharge that terminated on July 11, 2017; (iii) removing the separate rate treatment for residential customers with solar systems that the Company had proposed in its August 10, 2015 filing; (iv) allowing the Company to recover $3.1 million in rate case expenses through a separate surcharge; and (v) allowing the Company to recover revenues associated with the relate back of rates to consumption on and after January 12, 2016 through March 31, 2016 through a separate surcharge.
Interim rates associated with the annual non-fuel base rate increase became effective on April 1, 2016. The additional surcharges associated with the incremental Four Corners costs, rate case expenses and the relate back of rates to consumption on and after January 12, 2016 through March 31, 2016 were implemented on October 1, 2016.
For financial reporting purposes, the Company deferred any recognition of the Company's request in its 2015 Texas Retail Rate Case until it received the 2016 PUCT Final Order on August 25, 2016. Accordingly, it reported in the third quarter of 2016 the cumulative effect of the 2016 PUCT Final Order, which related back to January 12, 2016.
2017 Texas Retail Rate Case Filing. On February 13, 2017, the Company filed with the City of El Paso, other municipalities incorporated in the Company's Texas service territory and the PUCT in Docket No. 46831, a request for an increase in non-fuel base revenues ("2017 Texas Retail Rate Case"). On November 2, 2017, the Company filed the Joint Motion to Implement Uncontested Stipulation and Agreement with the Administrative Law Judges for the 2017 Texas Retail Rate Case.
On December 18, 2017, the PUCT issued its final order in the Company's rate case pending in Docket No. 46831 ("2017 PUCT Final Order"), which provides, among other things, for the following: (i) an annual non-fuel base rate increase of $14.5 million; (ii) a return on equity of 9.65%; (iii) all new plant in service as filed in the Company's rate filing package was prudent and used and useful and therefore is included in rate base; (iv) recovery of the costs of decommissioning Four Corners in the amount of $5.5 million over a seven year period beginning August 1, 2017; (v) the Company to recover reasonable rate case expenses of approximately $3.4 million through a separate surcharge over a three year period; and (vi) a requirement that the Company file a refund tariff if the federal statutory income tax rate, as it relates to the Company, is decreased before the Company files its next rate case. The 2017 PUCT Final Order also establishes baseline revenue requirements for recovery of future transmission and distribution investment costs, and includes a minimum monthly bill of $30.00 for new residential customers with distributed generation, such as private rooftop solar. Additionally, the 2017 PUCT Final Order allows for the annual recovery of $2.1 million of nuclear decommissioning funding and establishes annual depreciation expense that is approximately $1.9 million lower than the annual amount requested by the Company in its initial filing. Finally, the 2017 PUCT Final Order allows for the Company to recover revenues associated with the relate back of rates to consumption on and after July 18, 2017 through a separate surcharge.
New base rates, including additional surcharges associated with rate case expenses and the relate back of rates to consumption on and after July 18, 2017 through December 31, 2017 were implemented in January 2018.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

For financial reporting purposes, the Company deferred any recognition of the Company's request in its 2017 Texas Retail Rate Case until it received the 2017 PUCT Final Order on December 18, 2017. Accordingly, it reported in the fourth quarter of 2017 the cumulative effect of the 2017 PUCT Final Order, which related back to July 18, 2017.
The 2017 PUCT Final Order requires the Company to file a refund tariff if the federal statutory income tax rate, as it relates to the Company, is decreased before the Company files its next rate case. Following the enactment of the TCJA on December 22, 2017, and in compliance with the 2017 PUCT Final Order, the Company will reduce the recognition of Texas jurisdictional revenues beginning January 1, 2018, to approximate the tax savings resulting from the TCJA and will file a refund tariff which the Company will ask to be implemented in the first half of 2018. The refund tariff is expected to be reflected in rates over a period of a year and will be updated annually until new base rates are implemented pursuant to the Company's next rate case filing. See Part II, Item 8, Financial Statements and Supplementary Data, Note J for further details.
Energy Efficiency Cost Recovery Factor. On May 1, 2017, the Company filed its annual application, which was assigned PUCT Docket No. 47125, to establish its energy efficiency cost recovery factor ("EECRF") for 2018. In addition to projected energy efficiency costs for 2018 and a true-up to prior year actual costs, the Company requested approval of an incentive bonus for the 2016 energy efficiency program results in accordance with PUCT rules. Interim rates were approved effective January 1, 2018. The Company, the staff of the PUCT, and the City of El Paso reached an agreement that includes an incentive bonus of $0.8 million. The agreement was filed on January 25, 2018, and was approved by the PUCT on February 15, 2018.
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
On November 30, 2016, the Company filed a request, which was assigned PUCT Docket No. 46610, to increase its fixed fuel factor by approximately 28.8% to reflect increased fuel expenses primarily related to an increase in the price of natural gas used to generate power. The increase in the fixed fuel factor was effective on an interim basis January 1, 2017 and approved by the PUCT on January 10, 2017. As of September 30, 2017, the Company had over-recovered fuel costs in the amount of $1.1 million for the Texas jurisdiction. On October 13, 2017, the Company filed a request, which was assigned PUCT Docket No. 47692, to decrease the Texas fixed fuel factor by approximately 19% to reflect decreased fuel expenses primarily related to a decrease in the price of natural gas used to generate power. The decrease in the Texas fixed fuel factor became effective beginning with the November 2017 billing month and will continue thereafter until changed by the PUCT. At December 31, 2017, the Company had a net fuel over-recovery balance of approximately $5.8 million in Texas.
Fuel Reconciliation Proceeding. On September 27, 2016, the Company filed an application with the PUCT, designated as PUCT Docket No. 46308, to reconcile $436.6 million of Texas fuel and purchased power expenses incurred during the period of April 1, 2013 through March 31, 2016. On June 29, 2017, the PUCT approved a settlement in this proceeding. The settlement provides for the reconciliation of fuel and purchased power costs incurred from April 1, 2013 through March 31, 2016. Additionally, the settlement modifies and tightens the Palo Verde performance rewards measurement bands beginning with the 2018 performance period. The financial results for the twelve months ended December 31, 2017 include a $5.0 million, pre-tax increase to income reflecting the settlement of the Texas fuel reconciliation proceeding. This amount represents Palo Verde performance rewards associated with the 2013 to 2015 performance periods net of disallowed fuel and purchased power costs as approved in the settlement. Texas jurisdictional fuel and purchased power costs subject to prudence review are costs from April 1, 2016 through December 31, 2017 that total approximately $250.9 million.
Community Solar. On June 8, 2015, the Company filed a petition with the PUCT to initiate a community solar program that includes the construction and ownership of a 3 MW solar photovoltaic system located at the Company's Montana Power Station ("MPS"). Participation is on a voluntary basis, and customers contract for a set capacity (kW) amount and receive all energy produced. This case was assigned PUCT Docket No. 44800. The Company filed a settlement agreement among all parties on July 1, 2016 approving the program, and the PUCT approved the settlement agreement and program on September 1, 2016. On April 19,

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

2017, the Company announced that the entire 3 MW program was fully subscribed by approximately 1,500 Texas customers. The Community Solar facility began commercial operation on May 31, 2017.
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
On June 10, 2015, the Company filed an application in Texas requesting reasonableness and public interest findings and certain rate and accounting findings related to the Purchase and Sale Agreement. This case was assigned PUCT Docket No. 44805. Subsequent to the filing of the application, the case was subject to numerous procedural matters, including a March 23, 2016 order in which the PUCT determined not to dismiss the reasonableness and public interest issues in this docket but to consider the requested rate and accounting findings, including coal mine reclamation costs, in a rate case proceeding. On September 1, 2016, a motion by parties in the proceeding to suspend the procedural schedule in order to pursue settlement was approved. On March 3, 2017, the Company filed a Joint Motion to Implement Stipulation and Agreement (the "Stipulation and Agreement"), and PUCT Staff filed its recommendation that the Company’s disposition of its interest in Four Corners was reasonable and consistent with the public interest. Additionally, the signatories of the Stipulation and Agreement agreed to support the recovery of the Company's Four Corners decommissioning costs in the 2017 Texas Retail Rate Case. A final order approving the Stipulation and Agreement was adopted by the PUCT on March 30, 2017. The approval to recover Four Corners decommissioning costs was included in the 2017 PUCT Final Order.
Other Required Approvals. The Company has obtained other required approvals for tariffs and other approvals required by the Texas Public Utility Regulatory Act and the PUCT.
New Mexico Regulatory Matters
2015 New Mexico Rate Case Filing. On May 11, 2015, the Company filed a request with the NMPRC, in Case No. 15-00127-UT, for an annual increase in non-fuel base rates. On June 8, 2016, the NMPRC issued the NMPRC Final Order which approved an annual increase in non-fuel base rates of approximately $0.6 million, an increase of approximately $0.5 million in other service fees and a decrease in the Company's allowed return on equity to 9.48%. The NMPRC Final Order concluded that all of the Company's new plant in service was reasonable and necessary and therefore would be recoverable in rates. The Company's rates were approved by the NMPRC effective July 1, 2016 and implemented at such time.
Future New Mexico Rate Case Filing. NMPRC Case No. 15-00109-UT required the Company to make a rate filing in New Mexico in the second quarter of 2017 using a historical test year ended December 31, 2016. On March 24, 2017, the Company, NMPRC Utility Division Staff and the New Mexico Attorney General filed a Joint Motion to Modify Filing Date Stated in Final Order requesting that the rate filing date be changed to no later than July 31, 2019, using the appropriate historical test year period. The joint request was approved by the NMPRC on April 12, 2017. The NMPRC has initiated an investigation into the impact of the TCJA on utility customers that may require earlier action by the Company. The Company is evaluating possible approaches to begin providing a refund credit for the TCJA income tax rate decrease to New Mexico customers.
Fuel and Purchased Power Costs.Historically, fuel and purchased power costs were recovered through base rates and a Fuel and Purchased Power Cost Adjustment Clause (the "FPPCAC") that accounts for changes in the costs of fuel relative to the amount included in base rates. Effective July 1, 2016, with the implementation of the NMPRC Final Order, fuel and purchased power costs are no longer recovered through base rates but are recovered through the FPPCAC. The Company's request to reconcile its fuel and purchased power costs for the period January 1, 2013 through December 31, 2014 was approved in Case No. 15-00127-UT. New Mexico jurisdictional costs subject to prudence review are costs from January 1, 2015 through December 31, 2017 that total approximately $173.1 million. At December 31, 2017, the Company had a net fuel over-recovery balance of approximately $0.4 million in New Mexico. As required, the Company filed a request to continue use of its FPPCAC with the NMPRC on January 5, 2018 which was assigned NMPRC Case No. 18-00006-UT.
5 MW Holloman Air Force Base ("HAFB") Facility Certificate of Convenience and Necessity ("CCN"). On October 7, 2015, in NMPRC Case No. 15-00185-UT, the NMPRC issued a final order approving a CCN for a 5 MW solar power generation facility located on HAFB in the Company's service territory in New Mexico. The Company and HAFB negotiated a retail contract, which includes a power sales agreement for the facility, to replace the existing load retention agreement which was approved by final order issued October 5, 2016 in NMPRC Case No. 16-00224-UT. Construction of the solar generation facility is expected to be completed in the third quarter of 2018.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

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
On July 1, 2016, the Company filed its 2015 Annual Report for Energy Efficiency Programs, which included an incentive for verified 2015 program performance of $0.3 million, which was approved in Case No. 13-00176-UT. The Company recorded the $0.3 million approved incentive in operating revenues in the first quarter of 2017. In addition, on June 30, 2017, the Company filed its 2016 Annual Report for Energy Efficiency Programs, which included an incentive for verified 2016 program performance of $0.4 million that was approved in Case No. 13-00176-UT. The Company recorded the $0.4 million approved incentive in operating revenues in the third quarter of 2017.
Revolving Credit Facility, Issuance of Long-Term Debt, and Securities Financing. On October 7, 2015, the Company received approval in NMPRC Case No. 15-00280-UT to guarantee the issuance of up to $65.0 million of long-term debt by the Rio Grande Resources Trust ("RGRT") to finance future purchases of nuclear fuel and to refinance existing nuclear fuel debt obligations, which remains effective. On October 4, 2017, the Company received additional approval in NMPRC Case No. 17-00217-UT to amend and extend its Revolving Credit Facility ("RCF"), issue up to $350.0 million in long-term debt and to redeem and refinance the $63.5 million 2009 Series A 7.25% Pollution Control Bonds and the $37.1 million 2009 Series B 7.25% Pollution Control Bonds, which have optional redemptions beginning in 2019. The NMPRC approval to issue $350.0 million in long-term debt supersedes its prior approval.
Other Required Approvals. The Company has obtained other required approvals for tariffs and other approvals as required by the New Mexico Public Utility Act and the NMPRC.
Federal Regulatory Matters
Revolving Credit Facility; Issuance of Long-Term Debt, Securities Financing, and Guarantee of Debt. On October 31, 2017, the FERC issued an order in Docket No. ES17-54-000 approving the Company’s filing to (i) amend and extend the RCF; (ii) issue up to $350.0 million in long-term debt; (iii) guarantee the issuance of up to $65.0 million of long-term debt by the RGRT; and (iv) redeem and refinance the $63.5 million 2009 Series A 7.25% Pollution Control Bonds and the $37.1 million 2009 Series B 7.25% Pollution Control Bonds, which have optional redemptions beginning in 2019. The order also approves the Company's request to continue to utilize the Company's existing RCF with the ability to amend and extend at a future date. The authorization is effective from November 15, 2017 through November 14, 2019 and supersedes prior FERC approvals.
Other Required Approvals. The Company has obtained required approvals for rates, tariffs and other approvals as required by the FERC.
United States Department of Energy ("DOE"). The DOE regulates the Company's exports of power to Mexico pursuant to a DOE grant of export authorization. In addition, the Company is the holder of two presidential permits issued by the DOE under which the Company constructed and operates border facilities crossing the United States/Mexico border.
The DOE is authorized to assess operators of nuclear generating facilities a share of the costs of decommissioning the DOE's uranium enrichment facilities and for the ultimate costs of disposal of spent nuclear fuel. See Part II, Item 8, Financial Statements and Supplementary Data, Note E for discussion of spent fuel storage and disposal costs.
Sales for Resale and Network Transmission Service to Rio Grande Electric Cooperative
The Company provides firm capacity and associated energy to the Rio Grande Electric Cooperative ("RGEC") pursuant to an ongoing contract with a two-year notice to terminate provision. The Company also provides network integrated transmission service to the RGEC pursuant to the Company's Open Access Transmission Tariff ("OATT"). The contract includes a formula-based rate that is updated annually to recover non-fuel generation costs and a fuel adjustment clause designed to recover all eligible fuel and purchased power costs allocable to the RGEC. The Company's service to RGEC is regulated by FERC.

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

	Amortization Period Ends	December 31, 2017	December 31, 2016
Regulatory assets
Regulatory tax assets	(a)	$40,512	$66,670
Loss on reacquired debt (b)	May 2035	14,926	15,780
Final coal reclamation	(c)(d)	4,726	8,181
Four Corners decommissioning	(e)	6,604	1,400
Nuclear fuel postload daily financing charge	(d)	3,536	3,831
Unrecovered issuance costs due to reissuance of PCBs (b)	August 2042	761	794
Texas 2015 rate case costs (f)	January 2021	1,144	2,670
Texas 2017 rate case costs	January 2021	3,642	246
Texas relate back surcharge (g)	January 2019	8,591	6,455
Texas demand response program	(h)	133	—
Texas military base discount and recovery factor	(i)	213	—
New Mexico renewable energy credits and related costs (j)	June 2022	5,823	6,937
New Mexico 2010 FPPCAC audit	June 2019	326	398
New Mexico Palo Verde deferred depreciation	(k)	4,263	4,415
New Mexico 2015 rate case costs	June 2019	644	1,074
New Mexico 2017 rate case costs		—	10
New Mexico demand response program	(l)	192	—
Total regulatory assets		$96,036	$118,861
Regulatory liabilities
Regulatory tax liabilities	(m)	$289,013	$10,648
Accumulated deferred investment tax credit	(n)	4,816	3,328
Texas energy efficiency	(o)	895	1,288
New Mexico energy efficiency	(o)	1,394	2,159
Texas military base discount and recovery factor	(i)	—	184
New Mexico gain on sale of assets (p)	June 2019	567	828
Total regulatory liabilities		$296,685	$18,435

______________________________

(a)
This item relates to (i) the regulatory treatment of the equity portion of AFUDC which is recovered in rate base by an offset with the related accumulated deferred income tax liability, and (ii) excess deferred state income taxes which are recovered through amortization to tax expense in cost of service. The amortization period for the excess deferred state income taxes is 15 years as established in the 2016 PUCT Final Order and the NMPRC Final Order.

(b)	This item is recovered as a component of the weighted cost of debt and amortized over the life of the related debt issuance.

(c)
This item relates to coal reclamation costs associated with Four Corners. The Texas portion was approved for recovery in the 2016 Texas Fuel Reconciliation and will be recovered over seven years through June 2023. The New Mexico amortization period is anticipated to be established in the next general rate case.

(d)	This item is recovered through fuel recovery mechanisms established by tariffs.

(e)
This item relates to the decommissioning of Four Corners. The Texas portion was approved for recovery in the 2017 PUCT Final Order and will be recovered over seven years through July 2024. The New Mexico amortization period is anticipated to be established in the next general rate case.

(f)	The 2017 PUCT Final Order approved a new recovery period for these costs, beginning January 10, 2018.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

(g)
This item relates to the recovery of revenues through two separate surcharges; one for the 2015 Texas Retail Rate Case relate back revenues beginning October 1, 2016 and ending September 30, 2017, and a second surcharge for the 2017 Texas Retail Rate Case relate back revenues beginning January 10, 2018 and ending January 9, 2019. See Part II, Item 8, Financial Statements and Supplementary Data, Note C.

(h)	Recovery of this item will be addressed in the next EECRF filing.

(i)	This item represents the net asset/net liability related to the military discount which is recovered from non-military customers through a recovery factor that is set annually.

(j)
This item relates to renewable energy credits and procurement plan costs, of which a component has been approved for recovery in the NMPRC Final Order. The remaining balance will be requested for recovery in the next general rate case.

(k)	The amortization period for this item is based upon the Nuclear Regulatory Commission license life for each unit at Palo Verde.

(l)	Amortization period is anticipated to be established in next general rate case.

(m)
This item primarily relates to the reduction in the federal corporate income tax rate from 35% to 21% as enacted by the TCJA. The amortization period for the recovery on this item will be addressed in the next base rate filings in all jurisdictions. See Part II, Item 8, Financial Statements and Supplementary Data, Note J for further details.

(n)	The amortization period is based upon the life of the associated assets.

(o)	This item is recovered or credited through a recovery factor that is set annually.

(p)	This item relates to the gains on the sales of assets the Company shares with its New Mexico customers over a three year period.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

E.     Utility Plant, Palo Verde and Other Jointly-Owned Utility Plant
The table below presents the balance of each major class of depreciable assets at December 31, 2017 (in thousands):

	Gross Plant	Accumulated Depreciation	Net Plant
Nuclear production	$994,075	$(338,699)	$655,376
Steam and other	952,672	(214,551)	738,121
Total production	1,946,747	(553,250)	1,393,497
Transmission	520,126	(264,480)	255,646
Distribution	1,183,289	(374,438)	808,851
General	226,325	(66,347)	159,978
Intangible	105,608	(61,660)	43,948
Total	$3,982,095	$(1,320,175)	$2,661,920
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
A summary of the Company’s investment in jointly-owned utility plant, excluding fuel inventories, at December 31, 2017 and 2016 is as follows (in thousands):

	December 31, 2017		December 31, 2016
	Palo Verde	Other (a)	Palo Verde	Other (a)
Electric plant in service	$994,075	$97,603	$948,382	$97,652
Accumulated depreciation	(338,699)	(72,822)	(320,000)	(74,408)
Construction work in progress	40,946	1,014	50,598	1,895
Total	$696,322	$25,795	$678,980	$25,139
_______________
(a) Includes three jointly-owned transmission lines.
Amortization of intangible plant (software) is provided on a straight-line basis over the estimated useful life of the asset (ranging from 3 to 15 years). The table below presents the actual and estimated amortization expense for intangible plant for the previous three years and for the next five years (in thousands):

2015	$6,482
2016	5,302
2017	6,409
2018 (estimated)	6,835
2019 (estimated)	6,485
2020 (estimated)	6,048
2021 (estimated)	5,128
2022 (estimated)	4,328

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
Decommissioning. Pursuant to the ANPP Participation Agreement and federal law, the Company funds its share of the estimated costs to decommission Palo Verde Units 1, 2 and 3, including the Common Facilities, through the term of their respective operating licenses and is required to maintain a minimum accumulation and funding level in its decommissioning account at the end of each annual reporting period during the life of the plant. The Company has established external trusts with an independent trustee, which enables the Company to record a current deduction for federal income tax purposes for most of the amounts funded. At December 31, 2017, the Company’s decommissioning trust fund had a balance of $286.9 million, which is above its minimum funding level. The Company monitors the status of its decommissioning funds and adjusts deposits, if necessary.
Decommissioning costs are estimated every three years based upon engineering cost studies performed by outside engineers retained by APS. In April 2017, the Palo Verde Participants approved the 2016 Palo Verde decommissioning study (“2016 Study”). The 2016 Study estimated that the Company must fund approximately $432.8 million (stated in 2016 dollars) to cover its share of decommissioning costs which was an increase in decommissioning costs of $52.1 million (stated in 2016 dollars) from the 2013 Palo Verde decommissioning study. The effect of this change increased the ARO by $3.5 million, which was recorded during the second quarter of 2017, and increased annual expenses starting in April 2017. Although the 2016 Study was based on the latest available information, there can be no assurance that decommissioning cost estimates will not increase in the future or that regulatory requirements will not change. In addition, until a new low-level radioactive waste repository opens and operates for a number of years, estimates of the cost to dispose of low-level radioactive waste are subject to uncertainty. As provided in the ANPP Participation Agreement, the participants are required to conduct a new decommissioning study every three years. While the Company attempts to seek amounts in rates to meet its decommissioning obligations, it is not able to conclude given the evidence available to it now that it is probable these costs will continue to be collected over the period until decommissioning begins in 2044. The Company is ultimately responsible for these costs and its future actions combined with future decisions from regulators will determine how successful the Company is in this effort.
Spent Fuel and Waste Disposal. Pursuant to the Nuclear Waste Policy Act of 1982, as amended in 1987 (the "NWPA"), the DOE is legally obligated to accept and dispose of all spent nuclear fuel and other high-level radioactive waste generated by all domestic power reactors by 1998. The DOE's obligations are reflected in a contract for Disposal of Spent Nuclear Fuel and/or High-Level Radioactive Waste (the "Standard Contract") with each nuclear power plant. The DOE failed to begin accepting spent nuclear fuel by 1998. On December 19, 2012, APS, acting on behalf of itself and the Palo Verde Participants, filed a second breach of contract lawsuit against the DOE. This lawsuit sought to recover damages incurred due to the DOE’s failure to accept Palo Verde’s spent nuclear fuel for the period beginning January 1, 2007 through June 30, 2011. On August 18, 2014, APS and the DOE entered into a settlement agreement stipulating to a dismissal of the lawsuit. Pursuant to the terms of the August 18, 2014 settlement agreement, APS files annual claims for the period July 1 of the then-previous year to June 30 of the then-current year. The settlement agreement, as amended, provides APS with a method for submitting claims and receiving recovery for costs incurred through December 31, 2016, which has been extended to December 31, 2019. The Company's share of costs recovered are presented

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

below (in thousands):

		Amount Credited
		to Customers
		through Fuel	Period Credited
Costs Recovery Period	Amount Refunded	Adjustment Clauses	to Customers

January 2007 - June 2011	$9,076	$7,944	September 2014
July 2011 - June 2014	6,643	5,759	March 2015
July 2014 - June 2015	1,884	1,581	March 2016
July 2015 - June 2016	1,779	1,432	March 2017
On October 31, 2017, APS filed an $8.9 million claim for the period July 1, 2016 through June 30, 2017. The Company's share of this claim is approximately $1.4 million. In February 2018, the DOE approved this claim. Any reimbursement is anticipated to be received in the first half of 2018, and the majority of the reimbursement received by the Company is expected to be credited to customers through the applicable fuel adjustment clauses.
DOE’s Construction Authorization Application for Yucca Mountain. The DOE had planned to meet its disposal obligations by designing, licensing, constructing and operating a permanent geologic repository in Yucca Mountain, Nevada. In March 2010, the DOE filed a motion to dismiss with prejudice its Yucca Mountain construction authorization application that was pending before the NRC. Several interested parties have intervened in the NRC proceeding. The Company cannot predict when spent fuel shipments to the DOE will commence.
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
The Palo Verde Participants maintain $2.75 billion of "all risk" nuclear property insurance. The insurance provides coverage for property damage and decontamination at Palo Verde. For covered incidents involving property damage not accompanied by a release of radioactive material, the policy's coverage limit is $2.25 billion. The Company has also secured insurance against portions of any increased cost of generation or purchased power and business interruption resulting from a sudden and unforeseen outage of any of the three units. The insurance coverage discussed in this and the previous paragraph is subject to certain policy conditions and exclusions. A mutual insurance company whose members are utilities with nuclear facilities issues these policies. If losses at any nuclear facility covered by this mutual insurance company were to exceed the accumulated funds for these insurance programs, the Company could be assessed retrospective premium adjustments of up to $13.0 million for the current policy period.
Palo Verde Operations and Maintenance Expense. Included in other operations and maintenance expenses are expenses associated with Palo Verde as follows (in thousands):

Years Ended December 31,
2017	2016	2015
$99,364	$96,914	$97,639

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

Four Corners
On July 6, 2016, the Company sold its interests in Four Corners for $32.0 million to 4C Acquisition, LLC, an affiliate of APS ("APS's affiliate"), and Pinnacle West Capital Corporation ("Pinnacle West"), the parent company of APS and APS's affiliate. No significant gain or loss was recorded for this sale. APS's affiliate assumed responsibility for all Four Corners capital expenditures made after July 6, 2016, which assumption is guaranteed by Pinnacle West. In addition, APS's affiliate will indemnify the Company against certain liabilities and costs related to the future operation of Four Corners, which indemnification is guaranteed by Pinnacle West. See Part II, Item 8, Financial Statements and Supplementary Data, Note C for a discussion of regulatory filings associated with Four Corners.
F.     Accounting for Asset Retirement Obligation
The Company records its ARO in accordance with the FASB guidance. This guidance affects the accounting for the decommissioning of Palo Verde and the method used to report the decommissioning obligation. The Company also complies with the FASB guidance for conditional ARO which primarily affects the accounting for the disposal obligations of the Company’s fuel oil storage tanks, water wells, evaporative ponds and asbestos found at the Company’s gas-fired generating plants. The Company’s ARO are subject to various assumptions and determinations such as: (i) whether a legal obligation exists to remove assets; (ii) estimation of the fair value of the costs of removal; (iii) when final removal will occur; (iv) future changes in decommissioning cost escalation rates; and (v) the credit-adjusted interest rates to be utilized in discounting future liabilities. Changes that may arise over time with regard to these assumptions and determinations will change amounts recorded in the future as an expense for ARO. The Company records the increase in the ARO due to the passage of time as an operating expense (accretion expense). If the Company incurs or assumes any liability in retiring any asset at the end of its useful life without a legal obligation to do so, it will record such retirement costs as incurred.
The ARO liability for Palo Verde is based upon the estimated cost of decommissioning the plant from the 2016 Palo Verde decommissioning study. See Part II, Item 8, Financial Statements and Supplementary Data, Note E. The ARO liability is calculated by adjusting the estimated decommissioning costs for spent fuel storage and a profit margin and market-risk premium factor. The resulting costs are escalated over the remaining life of the plant and finally discounted using a credit-risk adjusted discount rate. As Palo Verde approaches the end of its estimated useful life, the difference between the ARO liability and future current cost estimates will narrow over time due to the accretion of the ARO liability. Because the DOE is obligated to assume responsibility for the permanent disposal of spent fuel, such costs have not been included in the ARO calculation. The Company maintains six external trust funds with an independent trustee that are legally restricted to settling its ARO at Palo Verde. The fair value of the funds at December 31, 2017 is $286.9 million.
The FASB guidance requires the Company to revise its previously recorded ARO for any changes in estimated cash flows including changes in estimated probabilities related to timing of settlements. Any changes that result in an upward revision to estimated cash flows shall be treated as a new liability. Any downward revisions to the estimated cash flows result in a reduction to the previously recorded ARO. The 2013 Study resulted in a downward revision of $1.9 million. In the second quarter of 2017, the Company implemented the results of the 2016 Palo Verde decommissioning study and revised its ARO related to Palo Verde to increase its estimated cash flows from the 2013 Study to the 2016 Study. See Part II, Item 8, Financial Statements and Supplementary Data, Note E. The assumptions used to calculate the increases to the Palo Verde ARO liability are as follows:

	Escalation Rate	Credit-Risk Adjusted Discount Rate
Original ARO liability	3.60%	9.50%
Incremental ARO liability (2010)	3.60%	6.20%
Incremental ARO liability (2016)	3.25%	4.34%
An analysis of the activity of the Company’s total ARO liability from January 1, 2015 through December 31, 2017, including the effects of each year’s estimate revisions, is presented below (in thousands). In 2017, the estimate revision reflects increases in the estimated cash flows related to Palo Verde's decommissioning due to implementing the 2016 Palo Verde decommissioning study. In 2016, the settled liabilities reflect the sale of the Company's interest in Four Corners including the related ARO.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

	2017	2016	2015
ARO liability at beginning of year	$81,800	$81,621	$74,577
Liabilities incurred	138	—	189
Liabilities settled	(19)	(6,993)	—
Revisions to estimate	3,461	—	—
Accretion expense	7,649	7,172	6,855
ARO liability at end of year	$93,029	$81,800	$81,621

The Company has transmission and distribution lines which are operated under various land rights agreements. Upon the expiration of any non-perpetual land rights agreement, the Company may have a legal obligation to remove the lines; however, the Company has assessed the likelihood of this occurring as remote. The majority of these agreements are perpetual or include renewal options which the Company routinely exercises. The amount of cost of removal collected in rates for non-legal liabilities has not been material.
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
Restricted Stock with Service Condition and Other Stock-Based Awards. The Company has awarded restricted stock and other stock-based awards under its long-term incentive plan. Restrictions from resale on restricted stock awards generally lapse and awards vest over periods of one to three years, subject to continuous service requirements. The market value of the unvested restricted stock at the date of grant is amortized to expense over the restriction period net of anticipated forfeitures. Other stock-based awards, granted to directors in lieu of cash for retainers and meeting fees, are fully vested and are expensed at fair value on the date of grant and are not included in the tables below.
The expense, deferred tax benefit, and current tax expense recognized related to restricted stock and other stock-based awards in 2017, 2016 and 2015 is presented below (in thousands):

	2017	2016	2015

Expense (a)	$2,997	$2,594	$2,755
Deferred tax benefit	1,049	908	964
Current tax benefit recognized	318	183	43
_____________________
(a) Any capitalized costs related to these expenses is less than $0.3 million for all years.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

The aggregate intrinsic value and fair value at grant date of restricted stock and other stock-based awards which vested in 2017, 2016 and 2015 is presented below (in thousands):

	2017	2016	2015

Aggregated intrinsic value	$3,711	$2,515	$3,451
Fair value at grant date	2,803	1,993	3,327
The unvested restricted stock transactions for 2017 are presented below:

	Total Shares	Weighted Average Grant Date Fair Value	Unrecognized Compensation Expense (a)	Aggregate Intrinsic Value
			(In thousands)	(In thousands)
Restricted shares outstanding at December 31, 2016 (b)	109,393	$39.90
Stock awards	70,273	49.78
Vested	(68,470)	40.93
Forfeitures	(4,961)	40.18
Restricted shares outstanding at December 31, 2017 (b)	106,235	45.76	$2,005	$5,880
_______________________
(a) The unrecognized compensation expense is expected to be recognized over the weighted average remaining contractual term of the outstanding restricted stock of approximately one year.
(b) Excludes the stock based retention grant to the President and Chief Executive Officer ("CEO") of 27,624 shares. See "Restricted Stock with a Market Condition (Performance Shares)" section below for further details.
The weighted average fair value per share at grant date for restricted stock and other stock-base awards granted during 2017, 2016 and 2015 were:

	2017	2016	2015
Weighted average fair value per share	$49.78	$40.95	$37.17
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
Detail of performance shares vested follows:

Date Vested	Payout Ratio	Performance Shares Awarded	Compensation Costs Expensed	Period Compensation Costs Expensed	Aggregated Intrinsic Value
			(In thousands)		(In thousands)
January 31, 2018	175%	68,379	$1,499	2015-2017	$3,569
January 25, 2017	32%	11,314	932	2014-2016	512
January 27, 2016	0%	0	851	2013-2015	—
February 20, 2015	0%	0	1,502	2012-2014	—
In 2018, 2019 and 2020, subject to meeting certain performance criteria and continuous service requirements, additional performance shares could vest. In accordance with the FASB guidance related to stock-based compensation, the Company recognizes the related compensation expense by ratably amortizing the grant date fair value of awards over the requisite service period and the compensation expense is only adjusted for forfeitures. As of December 31, 2017, the maximum number of shares that can be issued under the plan are 280,159 shares.
The fair value at the date of each separate grant of performance shares was based upon a Monte Carlo simulation. The Monte Carlo simulation reflected the structure of the performance plan which calculates the share payout on performance of the Company relative to a defined peer group over a three-year performance period based upon total return to shareholders. The fair value was determined as the average payout of one million simulation paths discounted to the grant date using a risk-free interest rate based upon the constant maturity treasury rate yield curve at the grant date. The expected volatility of total return to shareholders is calculated in accordance with the performance shares' term structure and includes the volatilities of all members of the defined peer group.
The outstanding performance share awards at the 100% performance level is summarized below:

	Number Outstanding	Weighted Average Grant Date Fair Value	Unrecognized Compensation Expense (b)	Aggregate Intrinsic Value
			(In thousands)	(In thousands)
Performance shares outstanding at December 31, 2016 (a)	166,444	$34.40
Performance share awards	51,493	42.62
Performance shares vested	(11,314)	26.36
Performance shares expired	(24,057)	26.36
Performance shares forfeited	(9,975)	39.53
Performance shares outstanding at December 31, 2017 (a)	172,591	38.21	$2,048	$9,553
_______________________
(a) On December 15, 2015, the Company issued a stock based retention grant to the President and CEO of 27,624 shares in accordance with the Amended and Restated 2007 LTIP that is eligible for vesting based on the achievement of certain performance conditions and a five year service period, as stated in the CEO's employment agreement. The performance condition was met as of November 2016 as determined by the Compensation Committee, and has been included in the beginning and ending balance in the table above.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

(b) The unrecognized compensation expense is expected to be recognized over the weighted average remaining contractual term of the awards of approximately one year, except for the CEO retention grant.
A summary of information related to performance shares for 2017, 2016 and 2015 is presented below:

	2017	2016	2015
Weighted average per share grant date fair value per share of performance shares awarded	$42.62	$38.11	$35.72
Fair value of performance shares vested (in thousands)	298	—	—
Intrinsic value of performance shares vested (in thousands) (a)	512	—	—
Compensation expense (in thousands) (b) (c)	2,012	1,655	1,042
Deferred tax benefit related to compensation expense (in thousands) (b)	704	579	365
_____________________
(a) Based on a 100% performance level.
(b) Includes adjustments for estimated forfeitures.
(c) Includes CEO retention grant.
Repurchase Program
No shares of the Company's common stock were repurchased during the twelve months ended December 31, 2017. Detail regarding the Company's stock repurchase program are presented below:

	Since 1999 (a)	Authorized Shares
Shares repurchased (b)	25,406,184
Cost, including commission (in thousands)	$423,647
Total remaining shares available for repurchase at December 31, 2017		393,816
______________________

(a)	Represents repurchased shares and cost since inception of the stock repurchase program in 1999.

(b)
Shares repurchased does not include 86,735 treasury shares related to employee compensation arrangements outside of the Company's repurchase programs. Beginning in 2015, shares of the Company's common stock issued for employee benefit and stock incentive plans have been issued from the shares repurchased and held in treasury stock. The Company awarded 256,929 shares, net of shares withheld for taxes, out of treasury stock during 2017.

The Company may in the future make purchases of shares of its common stock pursuant to its authorized program in open market transactions at prevailing prices and may engage in private transactions where appropriate. The repurchased shares will be available for issuance under employee benefit and stock incentive plans, or may be retired.
Dividend Policy
On December 29, 2017, the Company paid $13.6 million in quarterly cash dividends to shareholders. The Company paid a total of $53.3 million, $49.6 million and $47.1 million in cash dividends during the twelve months ended December 31, 2017, 2016 and 2015, respectively. On February 1, 2018, the Board of Directors declared a quarterly cash dividend of $0.335 per share payable on March 30, 2018 to shareholders of record as of the close of business on March 16, 2018.

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

	Years Ended December 31,
	2017	2016	2015
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	40,414,556	40,350,688	40,274,986
Dilutive effect of unvested performance awards	120,635	57,345	33,576
Diluted number of common shares outstanding	40,535,191	40,408,033	40,308,562
Basic net income per common share:
Net income	$98,261	$96,768	$81,918
Income allocated to participating restricted stock	(368)	(321)	(243)
Net income available to common shareholders	$97,893	$96,447	$81,675
Diluted net income per common share:
Net income	$98,261	$96,768	$81,918
Income reallocated to participating restricted stock	(368)	(321)	(243)
Net income available to common shareholders	$97,893	$96,447	$81,675
Basic net income per common share:
Distributed earnings	$1.315	$1.225	$1.165
Undistributed earnings	1.105	1.165	0.865
Basic net income per common share	$2.420	$2.390	$2.030
Diluted net income per common share:
Distributed earnings	$1.315	$1.225	$1.165
Undistributed earnings	1.105	1.165	0.865
Diluted net income per common share	$2.420	$2.390	$2.030
The amount of restricted stock awards and performance shares at 100% performance level excluded from the calculation of the diluted number of common shares outstanding because their effect was antidilutive is presented below:

	Year Ended December 31,
	2017	2016	2015
Restricted stock awards	67,739	53,703	56,375
Performance shares (a)	—	47,246	66,804
_____________________

(a)	Certain performance shares were excluded from the computation of diluted earnings per share as no payouts would have been required based upon performance at the end of each corresponding period.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

H.     Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated Other Comprehensive Income (Loss) (net of tax) by component are presented below (in thousands):
	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Marketable Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2014	$(34,884)	$38,957	$(12,074)	$(8,001)
Other comprehensive income (loss) before reclassifications	3,777	(2,255)	—	1,522
Amounts reclassified from accumulated other comprehensive income (loss)	1,238	(8,937)	264	(7,435)
Balance at December 31, 2015	(29,869)	27,765	(11,810)	(13,914)
Other comprehensive income before reclassifications	7,363	6,904	—	14,267
Amounts reclassified from accumulated other comprehensive income (loss)	(1,422)	(6,206)	159	(7,469)
Balance at December 31, 2016	(23,928)	28,463	(11,651)	(7,116)
Other comprehensive income before reclassifications	7,951	20,251	—	28,202
Amounts reclassified from accumulated other comprehensive income (loss)	(1,813)	(8,524)	309	(10,028)
Balance at December 31, 2017	$(17,790)	$40,190	$(11,342)	$11,058

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

Amounts reclassified from Accumulated Other Comprehensive Income (Loss) for the twelve months ended December 31, 2017, 2016 and 2015 are as follows (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	2017	2016	2015	Affected Line Item in the Statements of Operations

Amortization of pension and post-retirement benefit costs:
Prior service benefit	$9,657	$7,407	$6,574	(a)
Net loss	(6,776)	(4,965)	(8,622)	(a)
	2,881	2,442	(2,048)	(a)
Income tax effect	(1,068)	(1,020)	810	Income tax expense
	1,813	1,422	(1,238)	Net income

Marketable securities:
Net realized gain on sale of securities	10,626	7,640	11,114	Investment and interest income, net
	10,626	7,640	11,114	Income before income taxes
Income tax effect	(2,102)	(1,434)	(2,177)	Income tax expense
	8,524	6,206	8,937	Net income

Loss on cash flow hedge:
Amortization of loss	(532)	(498)	(467)	Interest on long-term debt and revolving credit facility
	(532)	(498)	(467)	Income before income taxes
Income tax effect	223	339	203	Income tax expense
	(309)	(159)	(264)	Net income

Total reclassifications	$10,028	$7,469	$7,435

(a) These items are included in the computation of net periodic benefit cost. See Part II, Item 8, Financial Statements and Supplementary Data, Note M for additional information.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

I.    Long-Term Debt and Financing Obligations
Outstanding long-term debt and financing obligations, net of issuance costs, are as follows:

	December 31,
	2017	2016
	(In thousands)
Long-Term Debt:
Pollution Control Bonds (1):
7.25% 2009 Series A refunding bonds, due 2040 (7.46% effective interest rate)	$62,657	$62,619
4.50% 2012 Series A refunding bonds, due 2042 (4.63% effective interest rate)	58,501	58,471
7.25% 2009 Series B refunding bonds, due 2040 (7.49% effective interest rate)	36,518	36,492
1.875% 2012 Series A refunding bonds, due 2032 (2.35% effective interest rate)	—	33,193
Total Pollution Control Bonds	157,676	190,775
Senior Notes (2):
6.00% Senior Notes, net of discount, due 2035 (6.58% effective interest rate)	394,040	393,861
7.50% Senior Notes, net of discount, due 2038 (7.67% effective interest rate)	147,384	147,331
3.30% Senior Notes, net of discount, due 2022 (3.43% effective interest rate)	149,101	148,939
5.00% Senior Notes, net of discount, due 2044 (4.93% effective interest rate)	302,901	302,955
Total Senior Notes	993,426	993,086
RGRT Senior Notes (3):
4.47% Senior Notes, Series B, due 2017 (4.62% effective interest rate)	—	49,950
5.04% Senior Notes, Series C, due 2020 (5.16% effective interest rate)	44,886	44,845
Total RGRT Senior Notes	44,886	94,795
Total long-term debt	1,195,988	1,278,656
Financing Obligations:
Revolving Credit Facility (4)	173,533	81,574
Total long-term debt and financing obligations	1,369,521	1,360,230
Current Portion (amount due within one year):
Current maturities of long term debt	—	(83,143)
Short-term borrowings under the revolving credit facility	(173,533)	(81,574)
	$1,195,988	$1,195,513
_____________________

(1)	Pollution Control Bonds ("PCBs")

The Company had four series of tax exempt unsecured PCBs in aggregate principal amount of $193.1 million. In September 2017, the $33.3 million 2012 Series A 1.875% PCBs, which were subject to mandatory tender for purchase, were redeemed and retired utilizing funds borrowed under the RCF. As of December 31, 2017, the Company's aggregate principal amount on PCBs was $159.8 million. The 7.25% 2009 Series A and the 7.25% 2009 Series B PCBs with an aggregate principal amount, together, of $100.6 million have optional redemptions beginning in February 2019 and April 2019, respectively.

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

In 2010, the Company and RGRT, a Texas grantor trust through which the Company finances its portion of fuel for Palo Verde, entered into a note purchase agreement with various institutional purchasers. Under the terms of the agreement, RGRT sold to the purchasers $110 million aggregate principal amount of Senior Notes ("RGRT Notes"). In August 2015 and 2017, $15.0 million and $50.0 million of these RGRT Notes, respectively, matured and were paid with borrowings from the RCF. The Company guarantees the payment of principal and interest on the RGRT Notes. In the Company’s financial statements, the assets and liabilities of RGRT are reported as assets and liabilities of the Company.

RGRT pays interest on the RGRT Notes on February 15, and August 15 of each year until maturity. RGRT may redeem the RGRT Notes, in whole or in part, at any time at a redemption price equal to 100% of the principal amount to be redeemed together with the interest on such principal amount accrued to the date of redemption, plus a make-whole amount based on the prevailing market interest rates. The agreement requires compliance with certain covenants, including a total debt to capitalization ratio. The Company was in compliance with these requirements throughout 2017.

The sale of the RGRT Notes was made by RGRT in reliance on a private placement exemption from registration under the Securities Act of 1933, as amended. The proceeds of $109.4 million, net of issuance costs, from the sale of the RGRT Notes was used by RGRT to repay amounts borrowed under the RCF and will enable future nuclear fuel financing requirements of RGRT to be met with a combination of the RGRT Notes and amounts borrowed from the RCF.

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

The RCF provides that amounts borrowed by the Company may be used for, among other things, working capital and general corporate purposes. Any amounts borrowed by RGRT may be used, among other things, to finance the acquisition and processing of nuclear fuel. Amounts borrowed by RGRT are guaranteed by the Company and the balance borrowed under the RCF is recorded as short-term borrowings on the balance sheet. The RCF is unsecured. The RCF requires compliance with certain covenants, including a total debt to capitalization ratio. The Company was in compliance with these requirements throughout 2017. In August 2015 and 2017, $15.0 million aggregate principal amount of Series A 3.67% Senior Notes and $50.0 million aggregate principal amount of Series B 4.47% Senior Notes of RGRT, respectively, matured and were paid with borrowings from the RCF. As of December 31, 2017, the total amount borrowed by RGRT was $88.5 million for nuclear fuel

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

under the RCF. As of December 31, 2017, $85.0 million of borrowings were outstanding under this facility for working capital and general corporate purposes. The weighted average interest rate on the RCF was 2.7% as of December 31, 2017.

As of December 31, 2017, the principal amount of scheduled maturities for the next five years of long-term debt are as follows (in thousands):

2018	$—
2019	—
2020	45,000
2021	—
2022	—

J.    Income Taxes
On December 22, 2017, the TCJA was enacted. The TCJA includes significant changes to the IRC, including amendments which significantly changed the taxation of business entities and includes specific provisions related to regulated public utilities. The more significant changes that impact the Company included in the TCJA are reductions in the corporate federal income tax rate from 35% to 21%, elimination of the corporate alternative minimum tax provision, additional limitations on deductions of executive compensation, and limitations on the utilization of NOLs arising after December 31, 2017, to 80% of taxable income with no carryback but with an indefinite carryforward. The specific provisions related to regulated public utilities in the TCJA generally provide for the continued deductibility of interest expense, the elimination of bonus depreciation for property acquired and placed into service after September 27, 2017, and the continuance of rate normalization requirements for accelerated depreciation benefits and changes to deferred tax balances as a result of the change in the corporate federal income tax rate.
The results for the twelve months ended December 31, 2017 contain provisional estimates of the impact of the TCJA. These amounts are considered provisional because they use estimates for which tax returns have not yet been filed and because estimated amounts may be impacted by future regulatory and accounting guidance if and when issued. The Company will adjust these provisional amounts as further information becomes available and as we refine our calculations. As permitted by recent guidance issued by the Securities and Exchange Commission, these adjustments will occur during a reasonable “measurement period” not to exceed twelve months from the date of enactment.
Provisional reductions in accumulated deferred federal income taxes ("ADFIT") due to the reduction in the corporate income tax rate to 21% under the provisions of the TCJA will result in amounts previously collected from utility customers for these deferred taxes to be refundable to such customers, generally through reductions in future rates. The TCJA includes provisions that stipulate how these excess deferred taxes are to be returned to customers for certain accelerated tax depreciation benefits. Potential refunds of other deferred taxes will be determined by the Company’s regulators. The December 31, 2017 balance sheet reflects the impact of the TCJA which reduced ADFIT by $298.9 million, reduced regulatory assets by $23.6 million and increased regulatory liabilities by $275.3 million. The changes in deferred taxes were recorded at the amount of the reduced future cash flow expected to be included in rates, as required in ASC 740. These adjustments had no impact on the Company’s cash flows for the year ended December 31, 2017.
In February 2018, the FASB issued ASU 2018-02, as a result of concerns raised by stakeholders due to the TCJA. ASU 2018-02 addresses concerns that the tax reduction due to the change in the corporate tax rate from 35% to 21% would be “stranded” in AOCI. ASU 2018-02 allows companies to reclassify stranded taxes from AOCI to retained earnings. The Company is currently in the process of evaluating the impact of ASU 2018-02 and its impact on regulated utilities. At December 31, 2017, the Company has $7.2 million in stranded taxes in AOCI.
The provisional tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2017 and 2016 are presented below (in thousands):

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

	December 31,
	2017	2016
Deferred tax assets:
Benefit of tax loss carryforwards	$24,035	$60,749
Alternative minimum tax credit carryforward	16,620	16,620
Pensions and benefits	32,606	57,756
Asset retirement obligation	19,530	26,929
Regulatory liabilities related to income taxes	63,794	—
Deferred fuel	1,405	—
Total gross deferred tax assets	157,990	162,054
Deferred tax liabilities:
Plant, principally due to depreciation and basis differences	(426,077)	(668,303)
Decommissioning	(34,520)	(43,463)
Deferred fuel	—	(3,962)
Other	(2,416)	(1,392)
Total gross deferred tax liabilities	(463,013)	(717,120)
Net accumulated deferred income taxes	$(305,023)	$(555,066)
Based on the average annual earnings before taxes for the prior three years, and excluding the effects of unusual or infrequent items, the Company believes that the deferred tax assets will be fully realized.
The Company recognized income tax expense for 2017, 2016 and 2015 as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Income tax expense:
Federal:
Current	$2,507	$2,642	$2,319
Deferred	46,089	47,909	32,819
Total federal income tax	48,596	50,551	35,138
State:
Current	(897)	766	1,730
Deferred	1,816	3,285	(1,650)
Total state income tax	919	4,051	80
Generation (amortization) of accumulated investment tax credits	1,489	(684)	(323)
Total income tax expense	$51,004	$53,918	$34,895
As of December 31, 2017, the Company had $16.6 million of AMT credit carryforwards. Based on the TCJA provisions, the Company may claim a refund of 50% of the remaining AMT credits (to the extent the credits exceed the Company's regular tax liability for the year) in 2018, 2019, and 2020. Any AMT credits remaining after 2020 will be refunded in 2021. As of December 31, 2017, the Company had $23.0 million of federal and $1.4 million of state tax loss carryforwards. Under the TCJA, NOLs arising in tax years ending after 2017 cannot be carried back but can be carried forward indefinitely. The use of NOLs generated after 2017 to offset taxable income is limited to 80% of taxable income. Federal NOLs generated prior to 2018 are able to offset 100% of future taxable income to the extent available but have lives of only 20 years.
Income tax provisions differ from amounts computed by applying the statutory federal income tax rate of 35% to book income before federal income tax as follows (in thousands):

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

	Years Ended December 31,
	2017	2016	2015
Federal income tax expense computed on income at statutory rate	$52,243	$52,740	$40,885
Difference due to:
State taxes, net of federal benefit	597	2,633	52
AEFUDC	450	(475)	(2,345)
Permanent tax differences	(2,562)	(2,369)	(2,898)
Other	276	1,389	(799)
Total income tax expense	$51,004	$53,918	$34,895
Effective income tax rate	34.2%	35.8%	29.9%
The Company files income tax returns in the United States federal jurisdiction and in the states of Texas, New Mexico and Arizona. The Company is no longer subject to tax examination by the taxing authorities in the federal, Arizona and New Mexico jurisdictions for years prior to 2013. In August 2017, the Company reached an agreement with the Texas Comptroller of Public Accounts and settled audits in Texas for tax years 2007 through 2011.
In the third quarter of 2016, the Company changed its accounting for state income taxes from the flow-through method to the normalization method in accordance with the 2016 PUCT Final Order and the NMPRC Final Order. Under the flow-through method, the Company previously recorded deferred state income taxes and regulatory liabilities and assets offsetting such deferred state income taxes at the expected cash flow to be reflected in future rates. Upon implementation of normalization, the Company began amortizing the net regulatory asset for deferred state income taxes to deferred income tax expense over a 15 year period as allowed by the regulators. In the third quarter of 2016, the Company began recording deferred state income tax expense as required by normalization, retroactive to January 2016 as provided in the final orders. The impact of the change was additional income tax expense of $1.9 million and $5.1 million for the years ended December 31, 2017 and 2016, respectively.
The FASB guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recorded a decrease of $1.2 million (net of an increase of $0.5 million), a decrease of $0.4 million (net of an increase of $0.3 million), and an unrecognized tax position of $0.8 million, in 2017, 2016, and 2015 respectively, related to transmission and distribution costs and other amounts deducted in current and prior year Texas franchise tax returns. The Company recorded an unrecognized tax position of $0.1 million in 2017 and a decrease of $0.3 million in 2016 related to tax credits taken and apportionment factors used in prior year Arizona income tax returns, which have been settled through audit. A reconciliation of the December 31, 2017, 2016 and 2015 amounts of unrecognized tax benefits are as follows (in thousands):

	2017	2016	2015
Balance at January 1	$5,300	$6,000	$5,200
Additions for tax positions related to the current year	200	400	500
Reductions for tax positions related to the current year	—	—	—
Additions for tax positions of prior years	400	100	300
Reductions for tax positions of prior years	(1,700)	(1,200)	—
Balance at December 31	$4,200	$5,300	$6,000
If recognized, $1.1 million of the unrecognized tax position at December 31, 2017, would reduce the effective tax rate. The Company recognized an income tax benefit for the decrease in unrecognized tax positions of $1.1 million for the year ended December 31, 2017.
The Company recognizes in tax expense interest and penalties related to tax benefits that have not been recognized. For the year ended December 31, 2017, the Company recognized a benefit of $0.2 million. For the years ended December 31, 2016, and 2015 the Company recognized interest expense of $0.1 million, and $0.2 million, respectively. The Company had approximately $0.7 million and $0.8 million accrued for the payment of interest and penalties at December 31, 2017 and 2016, respectively.

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

					Commercial
					Operation
Type of Contract	Counterparty	Quantity		Term	Date
Power Purchase and Sale Agreement	Freeport	25	MW	December 2008 through December 2018	N/A
Power Purchase and Sale Agreement	Freeport	100	MW	June 2006 through December 2021	N/A
Power Purchase Agreement	Hatch Solar Energy Center I, LLC	5	MW	July 2011 through July 2036	July 2011
Power Purchase Agreement	NRG	20	MW	August 2011 through August 2031	August 2011
Power Purchase Agreement	SunE EPE1, LLC	10	MW	June 2012 through June 2037	June 2012
Power Purchase Agreement	SunE EPE2, LLC	12	MW	May 2012 through May 2037	May 2012
Power Purchase Agreement	Macho Springs Solar, LLC	50	MW	May 2014 through May 2034	May 2014
Power Purchase Agreement	Newman Solar LLC	10	MW	December 2014 through December 2044	December 2014
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
The Company has entered into several power purchase agreements to help meet its renewable portfolio requirements. Namely, the Company has a 25-year purchase power agreement with Hatch Solar Energy Center I, LLC to purchase all of the output from a solar photovoltaic plant located in southern New Mexico which began commercial operation in July 2011. In June 2015, the Company entered into a consent agreement with Hatch Solar Energy Center 1, LLC to provide for additional or replacement photovoltaic modules. The Company also entered into a 20-year contract with NRG Solar Roadrunner LLC ("NRG") to purchase all of the output of a solar photovoltaic plant built in southern New Mexico which began commercial operation in August 2011. In addition, the Company has 25-year purchase power agreements to purchase all of the output of two additional solar photovoltaic plants located in southern New Mexico, SunE EPE1, LLC and SunE EPE2, LLC which began commercial operation in June 2012 and May 2012, respectively. In September 2017, Longroad Solar Portfolio Holdings, LLC purchased SunE EPE1, LLC and in October 2017, Silicon Ranch Corporation purchased SunE EPE2, LLC with the Company's consent per the terms of both purchase power agreements.
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
Environmental Litigation and Investigations. Since July 2011, the U.S. Department of Justice (the "DOJ"), on behalf of the EPA, and APS have been engaged in substantive settlement negotiations in an effort to resolve certain of the pending matters. The allegations being addressed through settlement negotiations are that APS failed to obtain the necessary permits and install the controls necessary under the CAA to reduce sulfur dioxide ("SO2"), nitrogen oxides ("NOx"), and particulate matter ("PM"), and that defendants failed to obtain an operating permit under Title V of the CAA that reflects applicable requirements imposed by law. On June 24, 2015, the parties filed with the U.S. District Court for New Mexico a settlement agreement ("CAA Settlement Agreement") resolving this matter. On August 17, 2015, the U.S. District Court for New Mexico entered the CAA Settlement Agreement. The agreement imposes a total civil penalty payable by the co-owners of Four Corners collectively in the amount of $1.5 million, and it requires the co-owners to pay $6.7 million for environmental mitigation projects. At December 31, 2017, the Company has accrued its remaining unpaid share of approximately $0.2 million related to this matter.
Lease Agreements
The Company leases land in El Paso, Texas, adjacent to Newman under a lease which expires in June 2033 with a renewal option of 25 years. The Company also has several other leases for office, parking facilities and equipment which expire within the next 5 years. The Company has transmission and distribution lines which are operated under various land rights agreements, including easements, leases, permits and franchises. The majority of these agreements include renewal options which the Company routinely exercises. These agreements generally do not impose any restrictions relating to issuance of additional debt, payment of dividends or entering into other lease arrangements. The Company has no significant capital lease agreements.
The Company's total annual rental expense related to operating leases was $2.4 million, $1.7 million, and $1.9 million for 2017, 2016 and 2015, respectively. As of December 31, 2017, the Company’s minimum future rental payments for the next five years are as follows (in thousands):

2018	$951
2019	893
2020	820
2021	675
2022	595

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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

M.     Employee Benefits

Retirement Plans
The Company’s Retirement Income Plan (the "Retirement Plan") is a qualified noncontributory defined benefit plan. Upon retirement or death of a vested plan participant, assets of the Retirement Plan are used to pay benefit obligations under the Retirement Plan. Contributions from the Company are based on various factors, such as the minimum funding amounts required by the Internal Revenue Service ("IRS"), state and federal regulatory requirements, amounts requested from customers in the Company's Texas and New Mexico jurisdictions, and the annual net periodic benefit cost of the Retirement Plan, as actuarially calculated. The assets of the Retirement Plan are primarily invested in common collective trusts which hold equity securities, debt securities and cash equivalents and are managed by a professional investment manager appointed by the Company.
The Company has two non-qualified retirement plans that are non-funded defined benefit plans. The Company's Supplemental Retirement Plan covers certain former employees and directors of the Company. The Excess Benefit Plan was adopted in 2004 and covers certain active and former employees of the Company. The net periodic benefit cost for the non-qualified retirement plans are based on substantially the same actuarial methods and economic assumptions as those used for the Retirement Plan.
The Retirement Plan was amended effective April 1, 2014 to offer a cash balance pension benefit as an alternative to its existing final average pay pension benefit for employees hired prior to January 1, 2014. Employees hired after January 1, 2014 are automatically enrolled in the cash balance pension benefit.
Prior to December 31, 2013, employees who completed one year of service with the Company and worked at least a minimum number of hours each year were covered by the final average pay formula of the plan. For participants that continue to be covered by the final average pay formula, retirement benefits are based on the employee’s final average pay and years of service. The cash balance pension benefit covers employees beginning on their employment commencement date or re-employment commencement date. Retirement benefits under the cash balance pension benefit are based on the employee’s cash balance account, consisting of pay credits and interest credits.
The obligations and funded status of the plans are presented below (in thousands):

	December 31,
	2017		2016
	Retirement Income Plan	Non-Qualified Retirement Plans	Retirement Income Plan	Non-Qualified Retirement Plans
Change in projected benefit obligation:
Benefit obligation at end of prior year	$337,768	$27,462	$325,706	$26,958
Service cost	8,156	362	7,705	296
Interest cost	12,196	863	12,161	878
Actuarial loss	20,829	2,217	7,988	1,267
Benefits paid	(16,960)	(2,512)	(15,792)	(1,937)
Benefit obligation at end of year	361,989	28,392	337,768	27,462
Change in plan assets:
Fair value of plan assets at end of prior year	269,766	—	260,035	—
Actual return on plan assets	44,283	—	18,223	—
Employer contribution	7,300	2,512	7,300	1,937
Benefits paid	(16,960)	(2,512)	(15,792)	(1,937)
Fair value of plan assets at end of year	304,389	—	269,766	—
Funded status at end of year	$(57,600)	$(28,392)	$(68,002)	$(27,462)

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

Amounts recognized in the Company's balance sheets consist of the following (in thousands):

	December 31,
	2017		2016
	Retirement Income Plan	Non-Qualified Retirement Plans	Retirement Income Plan	Non-Qualified Retirement Plans
Current liabilities	$—	$(2,154)	$—	$(2,696)
Noncurrent liabilities	(57,600)	(26,238)	(68,002)	(24,766)
Total	$(57,600)	$(28,392)	$(68,002)	$(27,462)
The accumulated benefit obligation in excess of plan assets is as follows (in thousands):

	December 31,
	2017		2016
	Retirement Income Plan	Non-Qualified Retirement Plans	Retirement Income Plan	Non-Qualified Retirement Plans
Projected benefit obligation	$(361,989)	$(28,392)	$(337,768)	$(27,462)
Accumulated benefit obligation	(329,279)	(25,370)	(314,071)	(25,550)
Fair value of plan assets	304,389	—	269,766	—
Pre-tax amounts recognized in accumulated other comprehensive income consist of the following (in thousands):

	Years Ended December 31,
	2017		2016
	Retirement Income Plan	Non-Qualified Retirement Plans	Retirement Income Plan	Non-Qualified Retirement Plans
Net loss	$109,215	$11,408	$121,052	$10,073
Prior service benefit	(20,410)	(146)	(23,877)	(185)
Total	$88,805	$11,262	$97,175	$9,888
The following are the weighted-average actuarial assumptions used to determine the benefit obligations:

	December 31,
	2017			2016
		Non-Qualified			Non-Qualified
	Retirement Income Plan	Supplemental Retirement Plan	Excess Benefit Plan	Retirement Income Plan	Supplemental Retirement Plan	Excess Benefit Plan
Discount rate	3.77%	3.40%	3.81%	4.29%	3.76%	4.34%
Rate of compensation increase	4.5%	N/A	4.5%	4.5%	N/A	4.5%
The Company reassesses various actuarial assumptions at least on an annual basis. The discount rate is reviewed and updated at each measurement date. The discount rate used to measure the fiscal year end obligation is based on a segmented spot rate yield curve that matches projected future payments with the appropriate interest rate applicable to the timing of the projected future benefit payments. A 1% increase in the discount rate would decrease the December 31, 2017 retirement plans' projected benefit obligation by 12.4%. A 1% decrease in the discount rate would increase the December 31, 2017 retirement plans' projected benefit obligation by 15.6%.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

The components of net periodic benefit cost are presented below (in thousands):

	Years Ended December 31,
	2017		2016		2015
	Retirement Income Plan	Non-Qualified Retirement Plans	Retirement Income Plan	Non-Qualified Retirement Plans	Retirement Income Plan	Non-Qualified Retirement Plans
Service cost	$8,156	$362	$7,705	$296	$8,530	$262
Interest cost	12,196	863	12,161	878	13,477	1,018
Expected return on plan assets	(19,189)	—	(18,879)	—	(19,795)	—
Amortization of:
Net loss	7,572	882	6,554	785	9,710	937
Prior service benefit	(3,467)	(39)	(3,467)	(39)	(3,467)	(39)
Net periodic benefit cost	$5,268	$2,068	$4,074	$1,920	$8,455	$2,178

In 2016, the Company changed the method used to estimate the service and interest components of net periodic benefit cost for pension benefits. This change, compared to the previous method, resulted in a decrease of approximately $2.9 million in the service cost and interest cost components in 2016. Historically, the Company estimated service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. In 2016, the Company elected to utilize a full yield curve approach to estimate these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. The Company believes the new approach provides a more precise measurement of service and interest costs by aligning the timing of the plan’s liability cash flows to the corresponding spot rates on the yield curve. The Company accounted for this change as a change in accounting estimate and accordingly, accounted for this prospectively.

The changes in benefit obligations recognized in other comprehensive income are presented below (in thousands):

	Years Ended December 31,
	2017		2016		2015
	Retirement Income Plan	Non-Qualified Retirement Plans	Retirement Income Plan	Non-Qualified Retirement Plans	Retirement Income Plan	Non-Qualified Retirement Plans
Net (gain) loss	$(4,265)	$2,217	$8,644	$1,266	$4,266	$(811)
Amortization of:
Net loss	(7,572)	(882)	(6,554)	(785)	(9,710)	(937)
Prior service benefit	3,467	39	3,467	39	3,467	39
Total recognized in other comprehensive income	$(8,370)	$1,374	$5,557	$520	$(1,977)	$(1,709)
The total amount recognized in net periodic benefit costs and other comprehensive income are presented below (in thousands):

	Years Ended December 31,
	2017		2016		2015
	Retirement Income Plan	Non-Qualified Retirement Plans	Retirement Income Plan	Non-Qualified Retirement Plans	Retirement Income Plan	Non-Qualified Retirement Plans
Total recognized in net periodic benefit cost and other comprehensive income	$(3,102)	$3,442	$9,631	$2,440	$6,478	$469

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

The following are amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost during 2018 (in thousands):

	Retirement Income Plan	Non-Qualified Retirement Plans
Net loss	$7,450	$960
Prior service benefit	(3,470)	(40)
The following are the weighted-average actuarial assumptions used to determine the net periodic benefit cost for the twelve months ended December 31:

	2017			2016			2015
		Non-Qualified			Non-Qualified			Non-Qualified
	Retirement Income Plan	Supplemental Retirement Plan	Excess Benefit Plan	Retirement Income Plan	Supplemental Retirement Plan	Excess Benefit Plan	Retirement Income Plan	Supplemental Retirement Plan	Excess Benefit Plan
Discount rate
Benefit obligation	4.30%	3.76%	4.35%	4.57%	3.99%	4.63%	4.0%	3.4%	4.1%
Service cost	4.51%	N/A	4.52%	4.83%	N/A	4.87%	4.0%	N/A	4.1%
Interest cost	3.70%	2.94%	3.78%	3.86%	3.04%	3.9%	4.0%	3.4%	4.1%
Expected long-term return on plan assets	7.0%	N/A	N/A	7.0%	N/A	N/A	7.5%	N/A	N/A
Rate of compensation increase	4.5%	N/A	4.5%	4.5%	N/A	4.5%	4.5%	N/A	4.5%
The Company’s overall expected long-term rate of return on assets is 7.5% effective January 1, 2018, which is both a pre-tax and after-tax rate as pension funds are generally not subject to income tax. The expected long-term rate of return is based on the weighted average of the expected returns on investments based upon the target asset allocation of the pension fund. The Company’s target allocations for the plan’s assets are presented below:

December 31, 2017
Equity securities	50%
Fixed income	40%
Alternative investments	10%
Total	100%

As of January 1, 2018, the long-term rate of return assumption was updated to be gross of administrative expenses paid to the trust. Net of administrative expenses, the reported long-term rate of return would have been 7.0%.
The Retirement Plan invests the majority of its plan assets in common collective trusts which includes a diversified portfolio of domestic and international equity securities and fixed income securities. Alternative investments of the Retirement Plan are comprised of a real estate limited partnership and equity securities of real estate companies, primarily in real estate investment trusts, and other property trusts. The expected rate of returns for the funds are assessed annually and are based on long-term relationships among major asset classes and the level of incremental returns that can be earned by the successful implementation of different active investment management strategies. Equity and real estate equity returns are based on estimates of long-term inflation rate, real rate of return, 10-year Treasury bond premium over cash, an expected equity risk premium, as well as other economic factors. Fixed income returns are based on maturity, long-term inflation, real rate of return and credit spreads. These assumptions also capture the expected correlation of returns between these asset classes over the long term.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

The fair value of the Company’s Retirement Plan assets at December 31, 2017 and 2016, and the level within the three levels of the fair value hierarchy defined by the FASB guidance on fair value measurements are presented in the table below (in thousands):

Description of Securities	Fair Value as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and Cash Equivalents	$1,582	$1,582	$—	$—
Common Collective Trusts (a)
Equity funds	158,684	158,684	—	—
Fixed income funds	124,491	124,491	—	—
Real estate funds	15,779	15,779	—	—
Total Common Collective Trusts	298,954	298,954	—	—
Limited Partnership Interest in Real Estate (b)(c)	3,853
Total Plan Investments	$304,389	$300,536	$—	$—

Description of Securities	Fair Value as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and Cash Equivalents	$932	$932	$—	$—
Common Collective Trusts (a)
Equity funds	144,081	144,081	—	—
Fixed income funds	109,356	109,356	—	—
Real estate funds	8,406	8,406	—	—
Total Common Collective Trusts	261,843	261,843	—	—
Limited Partnership Interest in Real Estate (b)(c)	6,991
Total Plan Investments	$269,766	$262,775	$—	$—
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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

The table below reflects the changes in the fair value of investments in the real estate limited partnership during the period (in thousands):

Fair Value of Investments in Real Estate
Balances at December 31, 2015	$8,588
Sale of land	(775)
Unrealized loss in fair value	(822)
Balances at December 31, 2016	6,991
Sale of land	(2,687)
Unrealized loss in fair value	(451)
Balances at December 31, 2017	$3,853
There were no transfers in or out of Level 1 and Level 2 fair value measurements categories due to changes in observable inputs during the twelve month periods ending December 31, 2017 and 2016. There were no purchases, issuances, and settlements related to the assets in the Level 3 fair value measurement category during the twelve month periods ending December 31, 2017 and 2016.
The Company and the fiduciaries responsible for the Retirement Plan adhere to the traditional capital market pricing theory which maintains that over the long term, the risk of owning equities should be rewarded with a greater return than available from fixed income investments. The Company and the fiduciaries responsible for the Retirement Plan seek to minimize the risk of owning equity securities by investing in funds that pursue risk minimization strategies and by diversifying its investments to limit its risks during falling markets. The investment manager has full discretionary authority to direct the investment of plan assets held in trust within the guidelines prescribed by the Company and the fiduciaries responsible for the Retirement Plan through the plan’s investment policy statement including the ability to hold cash equivalents. The investment guidelines of the investment policy statement are in accordance with the Employee Retirement Income Security Act of 1974 ("ERISA") and Department of Labor ("DOL") regulations.
The Company contributes at least the minimum funding amounts required by the IRS for the Retirement Plan, as actuarially calculated.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

	Retirement Income Plan	Non-Qualified Retirement Plans
2018	$17,166	$2,154
2019	17,656	2,032
2020	17,938	1,975
2021	18,612	1,926
2022	19,247	1,876
2023-2027	105,915	8,754
401(k) Defined Contribution Plans
The Company sponsors 401(k) defined contribution plans covering substantially all employees. The Company provides a 50 percent matching contribution up to 6 percent of the employee’s compensation for employees who are enrolled in the final average pay pension benefit of the Retirement Plan and a 100 percent matching contribution up to 6 percent of the employee's compensation for employees who are enrolled in the cash balance pension benefit of the Retirement Plan, subject to certain other limits and exclusions. Annual matching contributions made to the savings plans for the years 2017, 2016 and 2015 were $4.4 million, $4.1 million, and $3.9 million, respectively.
Other Post-retirement Benefits
The Company provides certain other post-retirement benefits, including health care benefits for retired employees and their eligible dependents and life insurance benefits for retired employees only (the "OPEB Plan"). Substantially all of the Company’s employees may become eligible for those benefits if they retire while working for the Company. Contributions from the Company are based on various factors such as the OPEB Plan's funded status, the IRS tax deductible limit, state and federal regulatory

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

requirements, amounts requested from customers in the Company's Texas and New Mexico jurisdictions and the annual net periodic benefit cost of the OPEB Plan, as actuarially calculated. The assets of the OPEB Plan are primarily invested in institutional funds which hold equity securities, debt securities, and cash equivalents and are managed by a professional investment manager appointed by the Company.
The following table contains a reconciliation of the change in the benefit obligation, the fair value of plan assets, and the funded status of the OPEB Plan (in thousands):

	December 31,
	2017	2016
Change in benefit obligation:
Benefit obligation at end of prior year	$73,515	$92,643
Service cost	2,236	2,769
Interest cost	2,723	3,167
Actuarial (gain) loss	(8,319)	10,751
Amendment (a)	—	(32,697)
Benefits paid	(4,087)	(4,428)
Retiree contributions	1,222	1,310
Benefit obligation at end of year	67,290	73,515
Change in plan assets:
Fair value of plan assets at end of prior year	39,115	38,090
Actual return on plan assets	4,173	2,443
Employer contribution	450	1,700
Benefits paid	(4,087)	(4,428)
Retiree contributions	1,222	1,310
Fair value of plan assets at end of year	40,873	39,115
Funded status at end of year	$(26,417)	$(34,400)
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

Amounts recognized in the Company's balance sheets consist of the following (in thousands):

	December 31,
	2017	2016
Current liabilities	$—	$—
Noncurrent liabilities	(26,417)	(34,400)
Total	$(26,417)	$(34,400)
Pre-tax amounts recognized in accumulated other comprehensive income consist of the following (in thousands):

	December 31,
	2017	2016
Net gain	$(35,194)	$(26,285)
Prior service benefit	(34,857)	(41,009)
Total	$(70,051)	$(67,294)

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

The following are the weighted-average actuarial assumptions used to determine the accrued benefit obligations:

	December 31,
	2017	2016
Discount rate at end of year	3.79%	4.36%
Health care cost trend rates:
Initial
Pre-65 medical	6.25%	6.50%
Post-65 medical	4.50%	4.50%
Pre-65 drug	7.25%	7.50%
Post-65 drug	10.00%	10.50%
Ultimate	4.50%	4.50%
Year ultimate reached (a)	2026	2026
_____________________ (a) Pre-65 medical reaches the ultimate trend rate in 2025. Additionally, the Post-65 medical trend is assumed to be 4.50% for all years into the future.
The Company reassesses various actuarial assumptions at least on an annual basis. The discount rate is reviewed and updated at each measurement date. The discount rate used to measure the fiscal year end obligation is based on a segmented spot rate yield curve that matches projected future payments with the appropriate interest rate applicable to the timing of the projected future benefit payments. A 1% increase in the discount rate would decrease the December 31, 2017 accumulated post-retirement benefit obligation by 14.2%. A 1% decrease in the discount rate would increase the December 31, 2017 accumulated post-retirement benefit obligation by 18.5%.
Net periodic benefit cost (benefit) is made up of the components listed below (in thousands):

	Years Ended December 31,
	2017	2016	2015
Service cost	$2,236	$2,769	$3,454
Interest cost	2,723	3,167	4,035
Expected return on plan assets	(1,907)	(1,835)	(2,070)
Amortization of:
Prior service benefit	(6,151)	(3,901)	(3,068)
Net gain	(1,678)	(2,374)	(2,025)
Net periodic benefit cost (benefit)	$(4,777)	$(2,174)	$326

In 2016, the Company changed the method used to estimate the service and interest components of net periodic benefit cost for other post-retirement benefits. This change, compared to the previous method, resulted in a decrease of approximately $0.8 million in the service cost and interest cost components in 2016. Historically, the Company estimated service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. In 2016, the Company elected to utilize a full yield curve approach to estimate these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. The Company believes the new approach provides a more precise measurement of service and interest costs by aligning the timing of the plan’s liability cash flows to the corresponding spot rates on the yield curve. The Company accounted for this change as a change in accounting estimate and accordingly, accounted for this prospectively.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

The changes in benefit obligations recognized in other comprehensive income are presented below (in thousands):

	Years Ended December 31,
	2017	2016	2015
Net (gain) loss	$(10,586)	$10,143	$(8,884)
Prior service benefit	—	(32,697)	(824)
Amortization of:
Prior service benefit	6,151	3,901	3,068
Net gain	1,678	2,374	2,025
Total recognized in other comprehensive income	$(2,757)	$(16,279)	$(4,615)
The total amount recognized in net periodic benefit cost and other comprehensive income are presented below (in thousands):

	Years Ended December 31,
	2017	2016	2015
Total recognized in net periodic benefit cost and other comprehensive income	$(7,534)	$(18,453)	$(4,289)
The amount in accumulated other comprehensive income that is expected to be recognized as a component of net periodic benefit cost during 2018 is a prior service benefit of $6.2 million and a net gain of $2.1 million.
The following are the weighted-average actuarial assumptions used to determine the net periodic benefit cost for the twelve months ended December 31:

	2017	2016 (a)		2015
Discount rate:		January 1 - September 30	October 1 - December 31
Benefit obligation	4.37%	4.59%	3.75%	4.1%
Service cost	4.59%	4.91%	4.03%	4.1%
Interest cost	3.76%	3.86%	3.15%	4.1%
Expected long-term return on plan assets	4.875%	4.875%		5.2%
Health care cost trend rates:
Initial
Pre-65 medical	6.5%	7.0%		7.25%
Post-65 medical	4.5%	7.0%		7.25%
Pre-65 drug	7.5%	7.0%		7.25%
Post-65 drug	10.5%	7.0%		7.25%
Ultimate	4.5%	4.5%		4.5%
Year ultimate reached (b)	2026	2026		2026
_____________________
(a) The actuarial assumptions are evaluated by the Company at each measurement date. The OPEB Plan was remeasured at October 1, 2016 due to a plan amendment.
(b) Pre-65 medical reaches the ultimate trend rate in 2025. Additionally, the Post-65 medical trend is assumed to be 4.50% for all years into the future.
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. The effect of a 1% change in these assumed health care cost trend rates would increase or decrease the December 31, 2017 benefit obligation by $11.3 million or $8.8 million, respectively. In addition, a 1% change in said rate would increase or decrease the aggregate 2017 service and interest cost components of the net periodic benefit cost by $1.1 million or $0.8 million, respectively.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

The Company's overall expected long-term rate of return on assets is 7.85%, effective January 1, 2018, on a pre-tax basis. The expected gross long-term rate of return on assets on an after-tax basis is 6.12% effective January 1, 2018. The trust's tax rate was assumed to be 35% at January 1, 2017 and 22% at January 1, 2018. The expected long-term rate of return is based on the after-tax weighted average of the expected returns on investments based upon the target asset allocation. The Company’s target allocations for the plan’s assets are presented below:

December 31, 2017
Equity securities	48%
Fixed income	33%
Alternative investments	19%
Total	100%
As of January 1, 2018, the long-term rate of return assumption was updated to be gross of administrative expenses paid from the trust. Net of administrative expenses, the reported long-term rate of return would have been 7.5%.
The OPEB Plan invests the majority of its plan assets in institutional funds which includes a diversified portfolio of domestic and international equity securities and fixed income securities. Alternative investments of the OPEB Plan are comprised of a real estate limited partnership and equity securities of commercial real estate securities, known as real estate investment trusts. The alternative investments also include equity securities of a dynamic, diversified portfolio designed to capture market opportunities. The underlying allocations to various asset classes in this portfolio will shift over time, but the overall strategic allocation will remain 75% global equity, 15% marketable real assets and 10% global fixed income. The expected rates of return for the funds are assessed annually and are based on long-term relationships among major asset classes and the level of incremental returns that can be earned by the successful implementation of different active investment management strategies. Equity returns are based on estimates of long-term inflation rate, real rate of return, 10-year Treasury bond premium over cash, an expected equity risk premium, as well as other economic factors. Fixed income returns are based on maturity, long-term inflation, real rate of return and credit spreads. These assumptions also capture the expected correlation of returns between these asset classes over the long term.
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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

The fair value of the Company’s OPEB Plan assets at December 31, 2017 and 2016, and the level within the three levels of the fair value hierarchy defined by the FASB guidance on fair value measurements are presented in the table below (in thousands):

Description of Securities	Fair Value as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and Cash Equivalents	$809	$809	$—	$—
Institutional Funds (a)
Equity funds	19,862	19,862	—	—
Fixed income funds	17,823	17,823	—	—
Real estate funds	1,657	1,657	—	—
Total Institutional Funds	39,342	39,342	—	—
Limited Partnership Interest in Real Estate (b) (c)	722
Total Plan Investments	$40,873	$40,151	$—	$—

Description of Securities	Fair Value as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Institutional Funds (a)
Equity funds	$26,133	$26,133	$—	$—
Fixed income funds	11,671	11,671	—	—
Total Institutional Funds	37,804	37,804	—	—
Limited Partnership Interest in Real Estate (b) (c)	1,311
Total Plan Investments	$39,115	$37,804	$—	$—
 ___________________

(a)
The institutional funds are invested in equity or fixed income securities, or a combination thereof. The investment objective of each fund is to produce returns in excess of, or commensurate with, its predefined index.

(b)
This investment is a commercial real estate partnership that purchases land, develops limited infrastructure, and sells it for commercial development. The OPEB Plan trust was restricted from selling its partnership interest during the life of the partnership, which spanned 7 years. Return of investment is realized as land is sold. The fair value of the limited partnership interest in real estate is based on the NAV of the partnership which reflects the appraised value of the land. The partnership term expired on June 30, 2016. Upon expiration, dissolution of the partnership commenced and, as a result, the general partner of the partnership is attempting to sell the remaining inventory as soon as possible at the highest pricing possible.

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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

The table below reflects the changes in the fair value of the investments in real estate during the period (in thousands):

Fair Value of Investments in Real Estate
Balance at December 31, 2015	$1,610
Sale of land	(145)
Unrealized loss in fair value	(154)
Balance at December 31, 2016	1,311
Sale of land	(504)
Unrealized loss in fair value	(85)
Balance at December 31, 2017	$722
There were no transfers in or out of Level 1 and Level 2 fair value measurements categories due to changes in observable inputs during the twelve month periods ending December 31, 2017 and 2016. There were no purchases, issuances, and settlements related to the assets in the Level 3 fair value measurement category during the twelve month periods ending December 31, 2017 and 2016.
The Company and the fiduciaries responsible for the OPEB Plan adhere to the traditional capital market pricing theory which maintains that over the long term, the risk of owning equities should be rewarded with a greater return than available from fixed income investments. The Company the fiduciaries responsible for the OPEB Plan seek to minimize the risk of owning equity securities by investing in funds that pursue risk minimization strategies and by diversifying its investments to limit its risks during falling markets. The investment manager has full discretionary authority to direct the investment of plan assets held in trust within the guidelines prescribed by the Company the fiduciaries responsible for the OPEB Plan through the plan’s investment policy statement including the ability to hold cash equivalents. The investment guidelines of the investment policy statement are in accordance with the ERISA and DOL regulations.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2018	$2,260
2019	2,404
2020	2,607
2021	2,771
2022	2,937
2023-2027	16,440

Annual Short-Term Incentive Plan
The Annual Short-Term Incentive Plan (the "Incentive Plan") provides for the payment of cash awards to eligible Company employees, including each of its named executive officers. Payment of awards is based on the achievement of performance measures reviewed and approved by the Company’s Board of Directors’ Compensation Committee. Generally, these performance measures are based on meeting certain financial, operational and individual performance criteria. The financial performance goals are based on earnings per share and certain operations and maintenance expenses. The operational performance goals are based on reliability, customer satisfaction, and compliance. If a specified level of earnings per share is not attained, no amounts will be paid under the Incentive Plan, unless the Compensation Committee determines otherwise. In 2017, the Company reached the required levels of earnings per share, certain operations and maintenance expenses, customer satisfaction, and compliance goals for an incentive payment of $9.7 million. In 2016 and 2015, the Company achieved required levels of similar goals for incentive payments of $12.5 million and $10.5 million, respectively.

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
The Company does not have a written franchise agreement with Las Cruces, New Mexico, the second largest city in its service territory. The Company utilizes public rights-of-way necessary to service its customers within Las Cruces under an implied franchise by satisfying all obligations under the franchise agreement that expired on April 30, 2009. The Company pays the City of Las Cruces a franchise fee of 2.00% of gross revenues the Company receives from services within the City of Las Cruces.
Military Installations
The Company serves HAFB, White Sands Missile Range ("White Sands") and Fort Bliss. These military installations represent approximately 2.5% of the Company's annual retail revenues. In July 2014, the Company signed an agreement with Fort Bliss under which Fort Bliss takes retail electric service from the Company under the applicable Texas tariffs. The Company serves White Sands under the applicable New Mexico tariffs. In August 2016, the Company signed a contract with HAFB under which the Company provides retail electric service and limited wheeling services to HAFB under the applicable New Mexico tariffs. As stated in the contract, HAFB will purchase the full output of a Company-owned 5 MW solar facility upon its completed construction, with HAFB's other power requirements and limited wheeling services provided under the applicable New Mexico tariffs.

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
Long-Term Debt and Short-Term Borrowings Under the RCF. The fair values of the Company's long-term debt and short-term borrowings under the RCF are based on estimated market prices for similar issues and are presented below (in thousands):

	December 31,
	2017		2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Pollution Control Bonds (1)	$157,676	$169,186	$190,775	$206,818
Senior Notes	993,426	1,211,922	993,086	1,112,285
RGRT Senior Notes (2)	44,886	47,070	94,795	98,855
RCF (2)	173,533	173,533	81,574	81,574
Total	$1,369,521	$1,601,711	$1,360,230	$1,499,532
 __________________

(1)	In September 2017, the $33.3 million 2012 Series A 1.875% Pollution Control Bonds which were subject to mandatory tender for purchase were redeemed and retired utilizing funds borrowed under the RCF.

(2)
Nuclear fuel financing, as of December 31, 2017 and December 31, 2016, is funded through $45 million and $95 million RGRT Senior Notes and $88.5 million and $37.6 million, respectively under the RCF. In August 2017, RGRT's $50.0 million Series B 4.47% Senior Notes matured and were paid utilizing funds borrowed under the RCF. As of December 31, 2017, $85.0 million was outstanding under the RCF for working capital or general corporate purposes. As of December 31, 2016, $44.0 million amount was outstanding under the RCF for working capital or general corporate purposes. The interest rate on the Company’s borrowings under the RCF is reset throughout the period reflecting current market rates. Consequently, the carrying value approximates fair value.

Treasury Rate Locks. The Company entered into treasury rate lock agreements in 2005 to hedge against potential movements in the treasury reference interest rate pending the issuance of the 6% Senior Notes. The treasury rate lock agreements met the criteria for hedge accounting and were designated as a cash flow hedge. In accordance with cash flow hedge accounting, the Company recorded the loss associated with the fair value of the cash flow hedge, net of tax, as a component of accumulated other comprehensive loss and amortizes the accumulated comprehensive loss to earnings as interest expense over the life of the 6% Senior Notes. In 2018, approximately $0.6 million of this accumulated other comprehensive loss item will be reclassified to interest expense.
Contracts and Derivative Accounting. The Company uses commodity contracts to manage its exposure to price and availability risks for fuel purchases and power sales and purchases and these contracts generally have the characteristics of derivatives. The Company does not trade or use these instruments with the objective of earning financial gains on the commodity price fluctuations. The Company has determined that all such contracts outstanding at December 31, 2017, except for certain natural gas commodity contracts with optionality features, that had the characteristics of derivatives met the "normal purchases and normal sales" exception provided in the FASB guidance for accounting for derivative instruments and hedging activities, and, as such, were not required to be accounted for as derivatives.
Marketable Securities. The Company’s marketable securities, included in decommissioning trust funds in the balance sheets, are reported at fair value which was $286.9 million and $255.7 million at December 31, 2017 and 2016, respectively. These securities are classified as available for sale and recorded at their estimated fair value using the FASB guidance for certain investments in debt and equity securities. The reported fair values include gross unrealized losses on marketable securities whose impairment the Company has deemed to be temporary. The tables below present the gross unrealized losses and the fair value of these securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

	December 31, 2017
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities (1):
Federal Agency Mortgage Backed Securities	$4,700	$(46)	$10,099	$(165)	$14,799	$(211)
U.S. Government Bonds	28,866	(416)	18,186	(969)	47,052	(1,385)
Municipal Debt Obligations	4,290	(73)	9,736	(742)	14,026	(815)
Corporate Debt Obligations	10,685	(107)	4,475	(331)	15,160	(438)
Total Debt Securities	48,541	(642)	42,496	(2,207)	91,037	(2,849)
Common Stock	962	(210)	—	—	962	(210)
Total Temporarily Impaired Securities	$49,503	$(852)	$42,496	$(2,207)	$91,999	$(3,059)
 ____________________

(1)	Includes approximately 146 securities.

	December 31, 2016
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities (2):
Federal Agency Mortgage Backed Securities	$11,582	$(239)	$436	$(22)	$12,018	$(261)
U.S. Government Bonds	31,655	(762)	17,976	(835)	49,631	(1,597)
Municipal Debt Obligations	9,596	(394)	4,067	(372)	13,663	(766)
Corporate Debt Obligations	7,971	(172)	2,092	(172)	10,063	(344)
Total Debt Securities	60,804	(1,567)	24,571	(1,401)	85,375	(2,968)
Common Stock	2,760	(167)	—	—	2,760	(167)
Institutional Funds-International Equity	22,945	(110)	—	—	22,945	(110)
Total Temporarily Impaired Securities	$86,509	$(1,844)	$24,571	$(1,401)	$111,080	$(3,245)
 ______________________

(2)	Includes approximately 152 securities.
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
For the twelve months ended December 31, 2017, 2016, and 2015, the Company recognized other than temporary impairment losses on its available-for-sale securities as follows (in thousands):

	2017	2016	2015
Unrealized holding losses included in pre-tax income	$—	$(352)	$(338)
The reported securities also include gross unrealized gains on marketable securities which have not been recognized in the Company’s net income. The table below presents the unrecognized gross unrealized gains and the fair value of these securities, aggregated by investment category (in thousands):

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

	December 31, 2017		December 31, 2016
	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains
Description of Securities:
Federal Agency Mortgage Backed Securities	$5,933	$203	$7,430	$319
U.S. Government Bonds	11,129	256	12,237	138
Municipal Debt Obligations	2,558	109	2,481	144
Corporate Debt Obligations	19,514	1,067	12,350	655
Total Debt Securities	39,134	1,635	34,498	1,256
Common Stock	52,879	32,625	61,884	34,066
Equity Mutual Funds	67,186	12,962	42,244	3,345
Institutional Funds-International Equity	28,804	5,908	—	—
Cash and Cash Equivalents	6,864	—	6,002	—
Total	$194,867	$53,130	$144,628	$38,667
The Company’s marketable securities include investments in mortgage backed securities, municipal, corporate and federal debt obligations. The contractual year for maturity for these available-for-sale securities as of December 31, 2017 is as follows (in thousands):

	Total	2018	2019 through 2022	2023 through 2027	2028 and Beyond
Federal Agency Mortgage Backed Securities	$20,732	$—	$18	$280	$20,434
U.S. Government Bonds	58,181	5,251	27,181	11,663	14,086
Municipal Debt Obligations	16,584	511	7,690	7,064	1,319
Corporate Debt Obligations	34,674	215	16,946	7,601	9,912
The Company’s marketable securities in its decommissioning trust funds are sold from time to time and the Company uses the specific identification basis to determine the amount to reclassify from accumulated other comprehensive income into net income. The proceeds from the sale of these securities during the twelve months ended December 31, 2017, 2016, and 2015 and the related effects on pre-tax income are as follows (in thousands):

	2017	2016	2015
Proceeds from sales of available-for-sale securities	$97,037	$91,268	$102,567
Gross realized gains included in pre-tax income	$11,773	$9,212	$12,379
Gross realized losses included in pre-tax income	(1,147)	(1,220)	(927)
Gross unrealized losses included in pre-tax income	—	(352)	(338)
Net gains in pre-tax income	$10,626	$7,640	$11,114
Net unrealized holding gains (losses) included in accumulated other comprehensive income	$25,275	$8,444	$(2,906)
Net gains reclassified out of accumulated other comprehensive income	(10,626)	(7,640)	(11,114)
Net gains (losses) in other comprehensive income	$14,649	$804	$(14,020)
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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

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

The fair value of the Company’s decommissioning trust funds and investments in debt securities at December 31, 2017 and 2016, and the level within the three levels of the fair value hierarchy defined by the FASB guidance are presented in the table below (in thousands):

Description of Securities	Fair Value as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading Securities:
Investments in Debt Securities	$1,735	$—	$—	$1,735
Available for sale:
Federal Agency Mortgage Backed Securities	$20,732	$—	$20,732	$—
U.S. Government Bonds	58,181	58,181	—	—
Municipal Debt Obligations	16,584	—	16,584	—
Corporate Debt Obligations	34,674	—	34,674	—
Subtotal, Debt Securities	130,171	58,181	71,990	—
Common Stock	53,841	53,841	—	—
Equity Mutual Funds	67,186	67,186	—	—
Institutional Funds-International Equity	28,804	28,804	—	—
Cash and Cash Equivalents	6,864	6,864	—	—
Total Available for Sale	$286,866	$214,876	$71,990	$—

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

Description of Securities	Fair Value as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading Securities:
Investments in Debt Securities	$1,421	$—	$—	$1,421
Available for sale:
Federal Agency Mortgage Backed Securities	$19,448	$—	$19,448	$—
U.S. Government Bonds	61,868	61,868	—	—
Municipal Debt Obligations	16,144	—	16,144	—
Corporate Debt Obligations	22,413	—	22,413	—
Subtotal, Debt Securities	119,873	61,868	58,005	—
Common Stock	64,644	64,644	—	—
Equity Mutual Funds	42,244	42,244	—	—
Institutional Funds-International Equity	22,945	22,945	—	—
Cash and Cash Equivalents	6,002	6,002	—	—
Total Available for Sale	$255,708	$197,703	$58,005	$—
Below is a reconciliation of the beginning and ending balance of the fair value of the investment in debt securities (in thousands):

	2017	2016
Balance at January 1	$1,421	$1,543
Net unrealized gains (losses) in fair value recognized in income (a)	314	(122)
Balance at December 31	$1,735	$1,421
_____________________
(a) These amounts are reflected in the Company's statements of operations as investment and interest income.
There were no transfers in or out of Level 1 and Level 2 fair value measurements categories due to changes in observable inputs during the twelve month periods ending December 31, 2017 and 2016. There were no purchases, sales, issuances, and settlements related to the assets in the Level 3 fair value measurement category during the twelve month periods ending December 31, 2017 and 2016.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

P.    Supplemental Statements of Cash Flows Disclosures

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Cash paid for:
Interest on long-term debt and borrowing under the revolving credit facility	$70,523	$69,990	$62,297
Income tax paid, net	2,055	2,328	1,000
Non-cash investing and financing activities:
Sale of interest in Four Corners Generating Station (a)	—	27,720	—
Changes in accrued plant additions	(5,090)	4,789	(6,660)
Grants of restricted shares of common stock	1,171	1,235	1,567
Issuance of performance shares	932	—	—

(a)
The Company sold its interest in Four Corners in July 2016. The sales proceeds were reduced by the settlement of other obligations between the Company and APS and its affiliate, 4C Acquisition, LLC. See Part II, Item 8, Financial Statements and Supplementary Data, Note E.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

Q.     Selected Quarterly Financial Data (Unaudited)
The following table summarizes the Company’s unaudited results of operations on a quarterly basis. The quarterly earnings per share amounts for a year will not add to the earnings per share for that year due to the weighting of shares used in calculating per share data.

	2017 Quarters				2016 Quarters
	4th (2)	3rd	2nd	1st	4th	3rd (3)	2nd	1st
			(In thousands except for share data)
Operating revenues (1)	$196,149	$297,470	$251,843	$171,335	$188,037	$323,225	$217,865	$157,809
Operating income (loss)	20,299	105,737	65,939	6,279	20,470	129,857	44,697	(163)
Net income (loss)	6,500	59,684	36,066	(3,989)	5,656	74,636	22,284	(5,808)
Basic earnings per share:
Net income (loss)	0.16	1.47	0.89	(0.10)	0.14	1.84	0.55	(0.14)
Diluted earnings per share:
Net income (loss)	0.16	1.47	0.89	(0.10)	0.14	1.84	0.55	(0.14)
Dividends declared per share of common stock	0.335	0.335	0.335	0.310	0.310	0.310	0.310	0.295
 ________________

(1)
Operating revenues are seasonal in nature, with the peak sales periods generally occurring during the summer months. Comparisons among quarters of a year may not represent overall trends and changes in operations.

(2)
For financial reporting purposes, the Company deferred any recognition of the Company's request in its 2017 Texas Retail Rate Case until it received the 2017 PUCT Final Order on December 18, 2017. Accordingly, it reported in the fourth quarter of 2017 the cumulative effect of the 2017 PUCT Final Order which related back to July 18, 2017. See Part II, Item 8, Financial Statements and Supplementary Data, Note C.

(3)
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

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation pursuant to Rule 13a-15(b) under the Exchange Act of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of December 31, 2017, our disclosure controls and procedures are effective.
Management’s Annual Report on Internal Control Over Financial Reporting. Management’s Annual Report on Internal Control over Financial Reporting is included herein under the caption "Management Report on Internal Control Over Financial Reporting" on page 50 of this Annual Report on Form 10-K.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15, that occurred during the quarter ended December 31, 2017, that materially affected, or that were reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance

The information called for by Item 10 concerning our directors will be set forth in our definitive proxy statement for the 2018 Annual Meeting of Shareholders (the "2018 Proxy Statement") under the heading "Nominees and Directors of the Company" and is incorporated herein by reference pursuant to Instruction G to Form 10-K. The information called for by Item 10 regarding our executive officers is included herein under the caption "Executive Officers of the Registrant" and is incorporated herein by reference.
The information called for by Item 10 concerning the identification of our standing audit committee will be set forth in the 2018 Proxy Statement under the caption "Committees" under the heading "Directors' Meetings, Compensation and Committees," and under the heading "Audit Committee Report" and is incorporated herein by reference pursuant to Instruction G to Form 10-K.
The information called for by Item 10 concerning our audit committee financial experts will be set forth in the 2018 Proxy Statement under the caption "Committees" under the heading "Directors', Meetings, Compensation and Committees" and is incorporated herein by reference pursuant to Instruction G to Form 10-K.
The information called for by Item 10 concerning compliance with Section 16(a) of the Exchange Act will be set forth in the 2018 Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference pursuant to Instruction G to Form 10-K.
We have adopted a Code of Ethics. The information called for by Item 10 concerning our Code of Ethics will be set forth in the 2018 Proxy Statement under the caption "Business Conduct Policies" under the heading "Corporate Governance," and is incorporated herein by reference pursuant to Instruction G to Form 10-K.

Executive Officers of the Registrant
The executive officers of the Company are elected annually and serve at the discretion of the Board of Directors. The executive officers of the Company as of February 28, 2018 were as follows:

Name	Age	Current Position and Business Experience
Mary E. Kipp	50
President and Chief Executive Officer since May 2017; Chief Executive Officer from December 2015 to May 2017; President from September 2014 to December 2015; Senior Vice President, General Counsel and Chief Compliance Officer from June 2010 to September 2014.

Nathan T. Hirschi	54	Senior Vice President and Chief Financial Officer since October 2013; Vice President and Controller from March 2010 to October 2013.
Steven T. Buraczyk	50
Senior Vice President of Operations since October 2013; Vice President of Regulatory Affairs from April 2013 to October 2013; Vice President of Power Marketing and Fuels and Resource and Delivery Planning from August 2012 to April 2013; Vice President of System Operations and Planning from January 2011 to August 2012; Vice President of Power Marketing and Fuels from July 2008 to January 2011.

Rocky R. Miracle	65
Senior Vice President of Corporate Development and Chief Compliance Officer since May 2017; Senior Vice President Corporate Services and Chief Compliance Officer from December 2015 to May 2017; Senior Vice President of Corporate Planning & Development and Chief Compliance Officer from September 2014 to December 2015; Senior Vice President of Corporate Planning and Development from August 2009 to September 2014.

William A. Stiller	66
Senior Vice President of Public & Customer Affairs and Chief Human Resources Officer since December 2015; Senior Vice President of Human Resources and Customer Care from October 2013 to December 2015; Vice President and Chief Human Resources Officer from January 2013 to October 2013; Independent Human Resources consultant from 2005 to 2013.

Adrian J. Rodriguez	39
Senior Vice President, General Counsel and Assistant Secretary since September 2017; Vice President, General Counsel and Assistant Secretary from May 2017 to September 2017; Principal Attorney from July 2016 to May 2017; Senior Attorney from November 2014 to July 2016; Staff Attorney from April 2013 to November 2014.

Russell G. Gibson	65	Vice President and Controller since September 2014; Chief Financial Officer and Vice President for ReadyOne Industries, Inc. from June 2006 to September 2014.

Item 11.	Executive Compensation

The information called for by Item 11 will be set forth in the 2018 Proxy Statement under the heading "Summary of Compensation" and is incorporated herein by reference pursuant to Instruction G to Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 will be set forth in the 2018 Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference pursuant to Instruction G to Form 10-K.
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans
approved by security holders	—	$—	1,342,428
Equity compensation plans
not approved by security holders	—	—	—
Total	—	$—	1,342,428

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 will be set forth in the 2018 Proxy Statement under the heading "Certain Relationships and Related Party Transactions."

Item 14.	Principal Accounting Fees and Services

The information called for by Item 14 will be set forth in the 2018 Proxy Statement under the heading "Independent Registered Public Accounting Firm."

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as a part of this report:

Page
1.	Financial Statements:

	See Index to Financial Statements	51

2.	Financial Statement Schedules:

All schedules are omitted as the required information is not applicable or is included in the financial statements or related notes thereto.

3.	Exhibits

Certain of the following documents are filed herewith. Certain other of the following exhibits have heretofore been filed with the Securities and Exchange Commission, and, pursuant to Rule 12b-32 and Regulation 201.24, are incorporated herein by reference.

Exhibit Number		Title
Exhibit 3 –	Articles of Incorporation and Bylaws:
3.01	–
Restated Articles of Incorporation of the Company, dated February 7, 1996 and effective February 12, 1996. (Exhibit 3.1 to the Company’s Registration Statement on Form S-3, filed on September 26, 2017)

3.02	–	Amended and Restated Bylaws of the Company, dated July 27, 2017. (Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 27, 2017)
Exhibit 4 –	Instruments Defining the Rights of Security Holders, including Indentures:
4.01	–	General Mortgage Indenture and Deed of Trust, dated as of February 1, 1996. (Exhibit 4.1 to the Company’s Registration Statement on Form S-3, filed on September 26, 2017)
4.01-01	–	First Supplemental Indenture, dated February 1, 1996, to Exhibit 4.01. (included in Exhibit 4.01)
4.01-02	–	Second Supplemental Indenture, dated as of August 19, 1997, to Exhibit 4.01. (included in Exhibit 4.01)
4.01-03	–	Third Supplemental Indenture, dated as of January 29, 1999, to Exhibit 4.01. (included in Exhibit 4.01)
4.01-04	–	Fourth Supplemental Indenture, dated as of January 25, 2002, to Exhibit 4.01. (included in Exhibit 4.01)
4.01-05	–	Fifth Supplemental Indenture, dated as of December 17, 2004, to Exhibit 4.01. (included in Exhibit 4.01)
4.01-06	–
Sixth Supplemental Indenture to Exhibit 4.01, dated as of May 5, 2005 to General Mortgage Indenture and Deed of Trust dated as of February 1, 1996 between the Company and U.S. Bank National Association as trustee. (included in Exhibit 4.01)

4.01-07	–
Seventh Supplemental Indenture to Exhibit 4.01, dated as of April 11, 2006 to General Mortgage Indenture and Deed of Trust dated as of February 1, 1996 between the Company and U.S. Bank National Association as trustee. (included in Exhibit 4.01)

4.01-08	–
Eighth Supplemental Indenture to Exhibit 4.01, dated as of July 7, 2015 to General Mortgage Indenture and Deed of Trust dated as of February 1, 1996 between the Company and U.S. Bank National Association as trustee. (included in Exhibit 4.01)

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

4.09	–	Debt Securities Indenture, dated as of May 1, 2005. (Exhibit 4.2 to the Company's Registration Statement on Form S-3, filed on September 26, 2017)

Exhibit Number		Title
4.10	–	First Supplemental Indenture, dated as of May 19, 2008. (Exhibit 4.4 to the Company's Registration Statement on Form S-3, filed on September 26, 2017)
4.11	–	Securities Resolution No. 1, dated May 11, 2005, relating to the Company's 6.00% Senior Notes due 2035. (Exhibit 4.2 to the Company's Current Report on Form 8-K filed on May 19, 2005)
4.12	–	Securities Resolution No. 2, dated May 29, 2008, relating to the Company's 7.50% Senior Notes due 2038. (Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 9, 2008)
4.13	–	Securities Resolution No. 3, dated December 3, 2012, relating to the Company's 3.30% Senior Notes due 2022. (Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 6, 2012)
4.14	–	Securities Resolution No. 4, dated December 1, 2014, relating to the Company's 5.000% Senior Notes due 2044. (Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 2, 2014)
4.15	–	Securities Resolution No. 5, dated March 24, 2016, relating to the Company's 5.000% Senior Notes due 2044. (Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 24, 2016)
Exhibit 10 –	Material Contracts:
*10.01	–
Arizona Nuclear Power Project Participation Agreement, dated August 23, 1973, between Arizona Public Service Company, Public Service Company of New Mexico, Salt River Project Agricultural Improvement and Power District, Tucson Gas & Electric Company and the Company, describing the respective participation ownerships of the various utilities having undivided interests in the Arizona Nuclear Power Project and in general terms defining the respective ownerships, rights, obligations, major construction and operating arrangements of the Parties. (Exhibit 10.05 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

*10.01-01	–	Amendment No. 1, dated January 1, 1974, to Exhibit 10.01 (Exhibit 10.05 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)
*10.01-02	–	Amendment No. 2, dated August 28, 1975, to Exhibit 10.01 (Exhibit 10.05 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)
*10.01-03	–	Amendment No. 3, dated July 22, 1976, to Exhibit 10.01 (Exhibit 10.05 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)
*10.01-04	–	Amendment No. 4, dated December 15, 1977, to Exhibit 10.01 (Exhibit 10.05 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)
*10.01-05	–	Amendment No. 5, dated December 5, 1979, to Exhibit 10.01 (Exhibit 10.05 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)
*10.01-06	–	Amendment No. 6, dated October 16, 1981, to Exhibit 10.01 (Exhibit 10.05 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)
*10.01-07	–	Amendment No. 7, dated April 1, 1982, to Exhibit 10.01 (Exhibit 10.05 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)
*10.01-08	–	Amendment No. 8, dated September 12, 1983, to Exhibit 10.01 (Exhibit 10.05 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)
*10.01-09	–	Amendment No. 9, dated June 12, 1984, to Exhibit 10.01 (Exhibit 10.05 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)
*10.01-10	–	Amendment No. 10, dated November 21, 1985, to Exhibit 10.01 (Exhibit 10.05 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)
*10.01-11	–	Amendment No. 11, dated January 10, 1987, to Exhibit 10.01 (Exhibit 10.05 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)
*10.01-12	–	Amendment No. 12, dated August 5, 1988, to Exhibit 10.01 (Exhibit 10.05 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)
*10.01-13	–	Amendment No. 13, dated June 15, 1991, to Exhibit 10.01 (Exhibit 10.05 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)
10.01-14	–	Amendment No. 14, dated June 20, 2000, to Exhibit 10.01. (Exhibit 10.05-01 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)
10.01-15	–	Amendment No. 15, dated January 13, 2011, to Exhibit 10.01. (Exhibit 10.07 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012)
10.01-16	–	Amendment No. 16, dated April 28, 2014, to Exhibit 10.01. (Exhibit 10.06 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)

Exhibit Number		Title
*10.02	–
ANPP Valley Transmission System Participation Agreement, dated August 20, 1981, and Amendments No. 1 and 2 thereto. APS Contract No. 2253-419.00. (Exhibit 10.06 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

*10.03	–
Arizona Nuclear Power Project High Voltage Switchyard Participation Agreement, dated August 20, 1981. APS Contract No. 2252-419.00. (Exhibit 20.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1981)

*10.03-01	–	Amendment No. 1, dated November 20, 1986, to Exhibit 10.03. (Exhibit 10.11-01 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1986)
*10.04	–
Firm Palo Verde Nuclear Generating Station Transmission Service Agreement, between Salt River Project Agricultural Improvement and Power District and the Company, dated October 18, 1983. (Exhibit 19.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1983)

*10.05	–
Interconnection Agreement, as amended, dated December 8, 1981, between the Company and Southwestern Public Service Company, and Service Schedules A-C and F thereto. (Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

*10.06	–
Amrad to Artesia 345 KV Transmission System and DC Terminal Participation Agreement, dated December 8, 1981, between the Company and Texas-New Mexico Power Company, and the First through Third Supplemental Agreements thereto. (Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

#10.07	–	El Paso Electric Company Excess Benefit Plan, dated as of April 1, 2014 (Exhibit 10.07 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016)
*10.08	–
Interconnection Agreement and Amendment No. 1, dated July 19, 1966, between the Company and Public Service Company of New Mexico. (Exhibit 19.01 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1982)

*10.09	–
Southwest New Mexico Transmission Project Participation Agreement, dated April 11, 1977, between Public Service Company of New Mexico, Community Public Service Company and the Company, and Amendments 1 through 5 thereto. (Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

*10.09-01	–	Amendment No. 6, dated as of June 17, 1999, to Exhibit 10.09. (Exhibit 10.09 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)
*10.10	–
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

*10.12	–
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

#10.13	–	Form of Indemnity Agreement, between the Company and its directors and officers. (Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012)
*10.14	–
Interchange Agreement, executed April 14, 1982, between Comisión Federal de Electricidad and the Company. (Exhibit 19.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1991)

*10.15	–
Trust Agreement, dated as of February 12, 1996, between the Company and Texas Commerce Bank National Association, as Trustee of the Rio Grande Resources Trust II. (Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

10.16	–
Note Purchase Agreement, dated as of August 17, 2010, between El Paso Electric Company, Rio Grande Resources Trust II and the purchasers named therein. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 18, 2010)

Exhibit Number		Title
10.17	–
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

10.27-01	–	First Amended and Restated Interconnection Agreement, dated October 9, 2003, to Exhibit 10.27. (Exhibit 10.52-01 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)
10.28	–
Power Purchase and Sale Agreement, dated as of December 16, 2005, between the Company and Phelps Dodge Energy Services, LLC. (Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.28-01	–	Letter Agreement, dated October 24, 2016, to Exhibit 10.28. (Exhibit 10.28-08 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016)
10.29	–	Settlement Agreement between the State of Texas and the Company, dated October 17, 2006. (Exhibit 10.08 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)
#10.30	–	El Paso Electric Company 2007 Long-Term Incentive Plan. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 2, 2007)
#10.30-01	–	Amended and Restated 2007 Long-Term Incentive Plan to Exhibit 10.30. (Exhibit 99.1 to the Company's Registration Statement (No. 333-196628) on Form S-8, filed on June 6, 2014)
#10.30-02	–	First Amendment to the Amended and Restated 2007 Long-Term Incentive Plan. (Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 5, 2018)
#10.31	–	Employment Agreement between the Company and Mary E. Kipp, dated December 15, 2015. (Exhibit 10.50 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015)

Exhibit Number		Title
#10.32	–	Change in Control Agreement between the Company and Mary E. Kipp. (Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on May 26, 2017)
#10.33	–	Long-Term Incentive Award Agreement (For Non-Employee Directors). (Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)
#10.34	–	Long-Term Incentive Award Agreement (For Employees). (Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)
#10.35	–
Form of Performance Share Award Agreement for outstanding awards between the Company and certain officers of the Company. (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 5, 2018)

#10.36	–	Form of Performance Share Award Agreement between the Company and certain officers of the Company. (Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 5, 2018)
#10.37	–	Form of Restricted Stock Award Agreement between the Company and certain officers of the Company. (Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 5, 2018)
#10.38	–	Form of Restricted Stock Award Agreement between the Company and non-employee directors of the Company. (Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 5, 2018)

Exhibit 12 –	Computation of Ratios:
*12.01	–	Computation of Ratios of Earnings to Fixed Charges
Exhibit 23 –	Consent of Experts:
*23.01	–	Consent of KPMG LLP (set forth on page 124 of this report)
Exhibit 24 –	Power of Attorney:
*24.01	–	Power of Attorney (set forth on page 122 of this report)
*24.02	–	Certified copy of resolution authorizing signatures pursuant to Power of Attorney
Exhibit 31 and 32 –	Certifications:
*31.01	–	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.01	–	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 99 –	Additional Exhibits:
*99.01	–	Agreed Order, entered August 30, 1995, by the Public Utility Commission of Texas. (Exhibit 99.31 to the Company's Registration Statement No. 33-99744 on Form S-1)
99.02	–	Final Order, entered September 24, 1998, by the New Mexico Public Utility Commission. (Exhibit 99.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)
99.03	–	Final Order, entered June 8, 1999, by the Public Utility Commission of Texas. (Exhibit 99.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)
99.04	–	Final Order, entered January 8, 2002, by the New Mexico Public Utility Commission. (Exhibit 99.05 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)
Exhibit 101 –	XBRL – Related Documents:
*101.INS	–	XBRL Instance Linkbase Document
*101.SCH	–	XBRL Taxonomy Extension Schema Linkbase Document
*101.CAL	–	XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	–	XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	–	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	–	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
#	Management contracts or compensatory plans or arrangements required to be identified by Item 15(a)(3) of Form 10-K.
†
Agreements substantially identical in all material respects to this exhibit have been entered into between the Company and its Section 16 officers, except for the president and chief executive officer, which agreement is separately filed herewith.

††
Confidential treatment has been requested and received for the redacted portions of these Exhibits. The copies filed omit the information subject to the confidentiality request. Omissions are designated as "****." A complete version of these Exhibits has been filed separately with the Securities and Exchange Commission.

Item 16.	Form 10-K Summary

None.

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each of El Paso Electric Company, a Texas corporation, and the undersigned directors and officers of El Paso Electric Company, hereby constitutes and appoints Mary E. Kipp, Nathan T. Hirschi, Adrian J. Rodriguez and Russell G. Gibson, its, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for it, him or her and its, his or her name, place and stead, in any and all capacities, with full power of each to act alone, to sign this report and any and all amendments to this report, and to file each such amendment to this report, with all exhibits thereto, and any and all documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform any and all acts and things requisite and necessary to be done in connection therewith, as fully to all intents and purposes as it, he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or his or her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February 2018.

EL PASO ELECTRIC COMPANY

By:	/s/ MARY E. KIPP
Mary E. Kipp
President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MARY E. KIPP	President and Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2018
(Mary E. Kipp)

/s/ NATHAN T. HIRSCHI	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2018
(Nathan T. Hirschi)

/s/ RUSSELL G. GIBSON	Vice President and Controller (Principal Accounting Officer)	February 28, 2018
(Russell G. Gibson)

/s/ CATHERINE A. ALLEN	Director	February 28, 2018
(Catherine A. Allen)

/s/ PAUL M. BARBAS	Director	February 28, 2018
(Paul M. Barbas)

/s/ JAMES W. CICCONI	Director	February 28, 2018
(James W. Cicconi)

/s/ EDWARD ESCUDERO	Director	February 28, 2018
(Edward Escudero)

/s/ JAMES W. HARRIS	Director	February 28, 2018
(James W. Harris)

/s/ WOODLEY L. HUNT	Director	February 28, 2018
(Woodley L. Hunt)

/s/ RAYMOND PALACIOS JR	Director	February 28, 2018
(Raymond Palacios Jr.)

/s/ ERIC B. SIEGEL	Director	February 28, 2018
(Eric B. Siegel)

/s/ STEPHEN N. WERTHEIMER	Director	February 28, 2018
(Stephen N. Wertheimer)

/s/ CHARLES A. YAMARONE	Director	February 28, 2018
(Charles A. Yamarone)