Form 10-Q
period 2018-03-31
EL PASO ELECTRIC CO /TX/
filed 2018-05-04
CIK 31978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
As of April 30, 2018, there were 40,664,754 shares of the Company’s no par value common stock outstanding.

DEFINITIONS
The following abbreviations, acronyms or defined terms used in this report are defined below:

Abbreviations, Acronyms or Defined Terms	Terms

A&G	Administrative and general
ABFUDC	Allowance for Borrowed Funds Used During Construction
AEFUDC	Allowance for Equity Funds Used During Construction
AFUDC	Allowance for Funds Used During Construction
ANPP Participation Agreement	Arizona Nuclear Power Project Participation Agreement dated August 23, 1973, as amended
AOCI	Accumulated Other Comprehensive Income
APS	Arizona Public Service Company
ARO	Asset Retirement Obligations
ASU	Accounting Standards Update
CAA	Clean Air Act
Company	El Paso Electric Company
CWIP	Construction Work In Progress
DOE	U.S. Department of Energy
El Paso	City of El Paso, Texas
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Four Corners	Four Corners Generating Station
FPPCAC	New Mexico Fuel and Purchased Power Cost Adjustment Clause
GAAP	U.S. Generally Accepted Accounting Principles
HAFB	Holloman Air Force Base
IRS	U.S. Internal Revenue Service
kW	Kilowatt(s)
kWh	Kilowatt-hour(s)
Las Cruces	City of Las Cruces, New Mexico
MPS	The Company's Montana Power Station
MW	Megawatt(s)
MWh	Megawatt-hour(s)
NAV	Net Asset Value
Newman	The Company's Newman Power Station
NDT	The Company's Palo Verde nuclear decommissioning trust funds
NMPRC	New Mexico Public Regulation Commission
NMPRC Final Order	NMPRC Final Order in Case No. 15-00127-UT
NOL carryforwards	Net Operating Loss carryforwards
O&M	Operations and maintenance
Palo Verde	Palo Verde Generating Station
PUCT	Public Utility Commission of Texas
RCF	The Company's Revolving Credit Facility
RGEC	Rio Grande Electric Cooperative
RGRT	Rio Grande Resources Trust
Rio Grande	The Company's Rio Grande Power Station
SAB 118	SEC Staff Accounting Bulletin No. 118

(i)

Abbreviations, Acronyms or Defined Terms	Terms

SEC	U.S. Securities and Exchange Commission
Texas Fuel Rule	Texas fuel cost recovery rule
TCJA	The Federal Tax Cuts and Jobs Act of 2017
U.S.	United States
2016 PUCT Final Order	PUCT Final Order in Docket No. 44941
2017 Form 10-K	Annual Report of El Paso Electric Company on Form 10-K for the fiscal year ended December 31, 2017
2017 PUCT Final Order	PUCT Final Order in Docket No. 46831

(ii)

EL PASO ELECTRIC COMPANY

(iii)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EL PASO ELECTRIC COMPANY
BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)

ASSETS (In thousands)
Utility plant:
Electric plant in service	$4,018,380	$3,982,095
Less accumulated depreciation and amortization	(1,332,076)	(1,320,175)
Net plant in service	2,686,304	2,661,920
Construction work in progress	165,608	146,059
Nuclear fuel; includes fuel in process of $69,533 and $59,689, respectively	204,778	194,933
Less accumulated amortization	(84,229)	(74,475)
Net nuclear fuel	120,549	120,458
Net utility plant	2,972,461	2,928,437
Current assets:
Cash and cash equivalents	2,574	6,990
Accounts receivable, principally trade, net of allowance for doubtful accounts of $1,820 and $2,300, respectively	76,681	88,585
Inventories, at cost	49,919	50,910
Prepayments and other	10,781	10,307
Total current assets	139,955	156,792
Deferred charges and other assets:
Decommissioning trust funds	284,082	286,866
Regulatory assets	92,619	96,036
Other	16,503	16,232
Total deferred charges and other assets	393,204	399,134
Total assets	$3,505,620	$3,484,363

See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
BALANCE SHEETS (Continued)

	March 31, 2018	December 31, 2017
	(Unaudited)
CAPITALIZATION AND LIABILITIES (In thousands except for share data)
Capitalization:
Common stock, stated value $1 per share, 100,000,000 shares authorized, 65,666,420 and 65,694,829 shares issued, and 162,268 and 133,859 restricted shares, respectively	$65,829	$65,829
Capital in excess of stated value	325,227	326,117
Retained earnings	1,180,114	1,159,667
Accumulated other comprehensive income (loss), net of tax	(32,321)	11,058
	1,538,849	1,562,671
Treasury stock, 25,166,943 and 25,244,350 shares, respectively, at cost	(419,216)	(420,506)
Common stock equity	1,119,633	1,142,165
Long-term debt, net of current portion	1,196,110	1,195,988
Total capitalization	2,315,743	2,338,153
Current liabilities:
Short-term borrowings under the revolving credit facility	233,067	173,533
Accounts payable, principally trade	35,838	59,270
Taxes accrued	26,478	35,660
Interest accrued	19,060	12,470
Over-collection of fuel revenues	14,190	6,225
Other	35,764	29,067
Total current liabilities	364,397	316,225
Deferred credits and other liabilities:
Accumulated deferred income taxes	298,440	305,023
Accrued pension liability	81,576	83,838
Accrued post-retirement benefit liability	26,957	26,417
Asset retirement obligation	95,098	93,029
Regulatory liabilities	298,035	296,685
Other	25,374	24,993
Total deferred credits and other liabilities	825,480	829,985
Commitments and contingencies
Total capitalization and liabilities	$3,505,620	$3,484,363
See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except for share data)

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Operating revenues	$175,713	$171,335	$921,175	$900,462
Energy expenses:
Fuel	41,054	36,606	189,517	176,025
Purchased and interchanged power	11,134	13,673	57,143	63,754
	52,188	50,279	246,660	239,779
Operating revenues net of energy expenses	123,525	121,056	674,515	660,683
Other operating expenses:
Operations and maintenance	80,160	79,187	321,254	317,518
Depreciation and amortization	23,814	21,934	92,723	82,958
Taxes other than income taxes	15,507	15,730	70,640	66,451
	119,481	116,851	484,617	466,927
Operating income	4,044	4,205	189,898	193,756
Other income (deductions):
Allowance for equity funds used during construction	920	815	3,130	5,502
Investment and interest income, net	5,155	9,263	34,745	35,959
Miscellaneous non-operating income	3,136	2,895	12,292	10,983
Miscellaneous non-operating deductions	(2,743)	(2,828)	(11,494)	(11,513)
	6,468	10,145	38,673	40,931
Interest charges (credits):
Interest on long-term debt and revolving credit facility	17,988	18,367	72,591	73,312
Other interest	4,654	4,345	18,479	17,155
Capitalized interest	(1,214)	(1,294)	(4,942)	(5,042)
Allowance for borrowed funds used during construction	(898)	(791)	(3,082)	(4,116)
	20,530	20,627	83,046	81,309
Income (loss) before income taxes	(10,018)	(6,277)	145,525	153,378
Income tax (benefit) expense	(3,052)	(2,288)	50,240	54,791
Net income (loss)	$(6,966)	$(3,989)	$95,285	$98,587

Basic earnings (loss) per share	$(0.17)	$(0.10)	$2.35	$2.43

Diluted earnings (loss) per share	$(0.17)	$(0.10)	$2.34	$2.43

Dividends declared per share of common stock	$0.335	$0.310	$1.340	$1.240
Weighted average number of shares outstanding	40,491,194	40,387,235	40,440,189	40,366,024
Weighted average number of shares and dilutive potential shares outstanding	40,491,194	40,387,235	40,563,625	40,435,689

 See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF COMPREHENSIVE OPERATIONS
(Unaudited)
(In thousands)

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Net income (loss)	$(6,966)	$(3,989)	$95,285	$98,587
Other comprehensive income (loss):
Unrecognized pension and post-retirement benefit costs:
Net gain (loss) arising during period	—	—	12,634	(20,053)
Prior service benefit	—	—	—	32,697
Reclassification adjustments included in net income for amortization of:
Prior service benefit	(2,416)	(2,416)	(9,657)	(8,157)
Net loss	1,575	1,694	6,657	5,436
Net unrealized gains/losses on marketable securities:
Net holding gains (losses) arising during period	(2,708)	7,721	14,846	13,975
Reclassification adjustments for net (gains) losses included in net income	518	(2,191)	(7,917)	(8,443)
Net losses on cash flow hedges:
Reclassification adjustment for interest expense included in net income	139	130	541	506
Total other comprehensive income (loss) before income taxes	(2,892)	4,938	17,104	15,961
Income tax benefit (expense) related to items of other comprehensive income (loss):
Unrecognized pension and post-retirement benefit costs	156	193	(3,652)	(4,124)
Net unrealized (gains) losses on marketable securities	435	(1,121)	(1,366)	(1,054)
Losses on cash flow hedges	(50)	(78)	(195)	(335)
Total income tax benefit (expense)	541	(1,006)	(5,213)	(5,513)
Other comprehensive income (loss), net of tax	(2,351)	3,932	11,891	10,448
Comprehensive income (loss)	$(9,317)	$(57)	$107,176	$109,035
See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(6,966)	$(3,989)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of electric plant in service	23,814	21,934
Amortization of nuclear fuel	10,404	11,278
Deferred income taxes, net	(3,964)	(3,209)
Allowance for equity funds used during construction	(920)	(815)
Other amortization and accretion	5,240	4,988
Net loss (gain) on decommissioning trust funds	2,509	(2,191)
Other operating activities	81	(165)
Change in:
Accounts receivable	8,063	8,663
Inventories	1,418	(1,638)
Prepayments and other	(2,603)	(2,494)
Accounts payable	(23,324)	(13,766)
Taxes accrued	(7,552)	(4,843)
Interest accrued	6,590	6,097
Net over-collection of fuel revenues	7,965	8,530
Other current liabilities	6,697	648
Deferred charges and credits	(1,216)	(2,896)
Net cash provided by operating activities	26,236	26,132
Cash flows from investing activities:
Cash additions to utility property, plant and equipment	(66,924)	(53,867)
Cash additions to nuclear fuel	(9,257)	(10,873)
Insurance proceeds received for equipment	4,175	742
Capitalized interest and AFUDC:
Utility property, plant and equipment	(1,818)	(1,606)
Nuclear fuel and other	(1,214)	(1,294)
Allowance for equity funds used during construction	920	815
Decommissioning trust funds:
Purchases, including funding of $0.5 million and $1.1 million, respectively	(33,578)	(28,482)
Sales and maturities	31,663	26,055
Other investing activities	526	(236)
Net cash used for investing activities	(75,507)	(68,746)
Cash flows from financing activities:
Dividends paid	(13,615)	(12,565)
Borrowings under the revolving credit facility:
Proceeds	192,670	128,339
Payments	(133,136)	(75,735)
Other financing activities	(1,064)	(679)
Net cash provided by financing activities	44,855	39,360
Net decrease in cash and cash equivalents	(4,416)	(3,254)
Cash and cash equivalents at beginning of period	6,990	8,420
Cash and cash equivalents at end of period	$2,574	$5,166

See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

A. Principles of Preparation
These condensed financial statements should be read in conjunction with the financial statements and notes thereto in the Annual Report of El Paso Electric Company on Form 10-K for the fiscal year ended December 31, 2017 ("2017 Form 10-K"). Capitalized terms used in this report and not defined herein have the meaning ascribed to such terms in the 2017 Form 10-K. In the opinion of the Company’s management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company at March 31, 2018 and December 31, 2017; the results of its operations and comprehensive operations for the three and twelve months ended March 31, 2018 and 2017; and its cash flows for the three months ended March 31, 2018 and 2017. The results of operations and comprehensive operations for the three months ended March 31, 2018 and the cash flows for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full calendar year.
Pursuant to the rules and regulations of the U.S. Securities Exchange Commission ("SEC"), certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP").
Reclassification. Certain amounts in the financial statements for 2017 have been reclassified to conform with the 2018 presentation. The Company implemented Accounting Standards Update ("ASU") 2017-07, Compensation - Retirement Benefits, and ASU 2016-15, Statement of Cash Flows, in the first quarter of 2018, retrospective to all periods presented in the Company's financial statements. See "New Accounting Standards Adopted" below for further details.
Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates its estimates on an on-going basis, including those related to depreciation, unbilled revenue, income taxes, fuel costs, pension and other post-retirement obligations and asset retirement obligations ("AROs"). Actual results could differ from those estimates.
Revenues. The Company recognizes revenue associated with contracts with customers when performance obligations under the terms of the contract with the customer are satisfied. Revenue is measured as the amount of consideration the Company receives in exchange for transferring goods or providing services to the customer. Taxes collected concurrently with revenue producing activities are excluded from revenue. Unbilled revenues are recorded for estimated amounts of energy delivered in the period following the customer's last billing cycle to the end of the reporting period. Unbilled revenues are estimated based on monthly generation volumes and by applying an average revenue/kilowatt-hour ("kWh") to the number of estimated kWhs delivered but not billed. Accounts receivable included accrued unbilled revenues of $20.0 million at March 31, 2018 and $22.2 million at December 31, 2017. The Company presents revenues net of sales taxes in its statements of operations.
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
New Accounting Standards Adopted
In March 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting, to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards either as equity or liabilities, and classification on the statements of cash flows. The Company adopted the new standard effective January 1, 2017. The adoption of the new standard did not have a material impact on the Company’s financial condition, results of operations or cash flows. The

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

cumulative effect of the adoption of the new standard was to increase net operating loss carryforward deferred tax assets and retained earnings by $0.2 million on January 1, 2017.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to provide a framework that replaces the existing revenue recognition guidance, and has since modified the standard with several ASUs. The standard provides that an entity should recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. On January 1, 2018, the Company adopted the new accounting standard using the modified retrospective method. There was no cumulative effect adjustment at the initial application of the new standard. In addition, comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company expects the ongoing impact of the new standard to be immaterial to net income. As required by the standard, revenues of $1.9 million related to reimbursed costs of energy efficiency programs approved by the Company's regulators are reported in operating revenues from customers prospectively, as opposed to being offset with associated costs within operations and maintenance. Related expenses of an equal amount are reported in operations and maintenance expenses. See Note B, Revenues, for additional information.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities, to enhance the reporting model for financial instruments by addressing certain aspects of recognition, measurement, presentation and disclosure. The Company adopted the new standard effective January 1, 2018. The adoption of ASU 2016-01 eliminates the requirements to classify investments in equity securities with readily determinable fair values into trading or available for sale and requires entities to measure equity investments at fair value and recognize any changes in fair value in the Statements of Operations. ASU 2016-01 requires a modified-retrospective approach and therefore comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. Upon adoption of the new standard, the Company recorded a cumulative effect adjustment, net of income taxes, to increase retained earnings by $41.0 million with an offset to accumulated other comprehensive income ("AOCI"). In addition, the Company recorded net losses of $3.8 million related to equity securities still held at March 31, 2018. In March 2018, the FASB issued ASU 2018-04, Investments - Debt Securities (Topic 320) and Regulated Operations (Topic 980), which provides clarification to ASU 2016-01.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments, to reduce diversity in practice in how certain cash receipts and cash payments are classified in the statement of cash flows. The Company adopted the new standard effective January 1, 2018. ASU 2016-15 was applied using a retrospective transition method to each period presented. Accordingly, the Company presented in the Statement of Cash Flows insurance proceeds received for equipment of $4.2 million and $0.7 million, respectively, for the three months ended March 31, 2018 and 2017 as cash inflows from investing activities.
In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 amends Accounting Standards Codification 715, Compensation - Retirement Benefits, to require companies to present the service cost component of net benefit cost in the income statement line items where compensation cost is reported. Companies will present all other components of net benefit cost separately from the line item(s) that includes the service cost and outside of any subtotal of operating income. In addition, only the service cost component will be eligible for capitalization in assets. The Company adopted the new standard effective January 1, 2018. The amendments in ASU 2017-07 were applied retrospectively for the income statement presentation of the service cost component and the other components of net benefit costs. The Company elected to apply the practical expedient and used the amounts disclosed in its pension and other postretirement benefit plan note for the 2017 comparative period as the estimation basis for applying the retrospective presentation requirements. See Note J, Employee Benefits, for additional information.
In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740) Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 ("SAB 118"), to add various SEC paragraphs for clarification due to The Federal Tax Cuts and Jobs Act of 2017 ("TCJA"). The Company adopted ASU 2018-05 upon issuance and implemented SAB 118 in December of 2017 in conjunction with the enactment of the TCJA.
New Accounting Standards to be Adopted in the Future
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requiring qualitative and quantitative disclosures on leasing agreements. ASU 2016-02 maintains a distinction between finance leases and operating leases similar to the distinction under previous lease guidance for capital leases and operating leases. The impact of leases reported in the Company's operating results and statement of cash flows is expected to be similar to previous GAAP. ASU 2016-02 requires the recognition

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

in the statement of financial position, by the lessee, of a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. How leases are recorded in regard to financial position represents a significant change from previous GAAP guidance. The lessee is permitted to make an accounting policy election to not recognize lease assets and lease liabilities for short-term leases. Implementation of the standard will be required for reporting periods beginning after December 15, 2018. Adoption of the new lease accounting standard will require the Company to apply the new standard to the earliest period using a modified retrospective approach. The Company is currently in the process of evaluating the impact of the new standard, which includes continuing to monitor activities of the FASB, including the impact of the recently issued ASU 2018-01, and the proposed project to allow entities to adopt the standard with a cumulative effect adjustment as of the beginning of the adoption year, while maintaining prior year comparative financial information and disclosures as reported. ASU 2018-01, Land Easement Practical expedient for Transition to Topic 842, provides an optional practical expedient to not evaluate existing or expired land easements under Topic 842, if those land easements were not previously accounted for as leases under Accounting Standards Codification ("ASC") Topic 840. The Company currently anticipates that it will apply the practical expedient under ASU 2018-01 to its existing or expired land easements as part of its transition to Topic 842. The Company's evaluation process also includes evaluating the impact, if any, on changes to business processes, systems and controls to support recognition and disclosure under the new guidance; however, at this time the Company is unable to determine the impact this standard will have on the financial statements and related disclosures.
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
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), as a result of concerns raised due to the TCJA. More specifically, because the remeasurement of deferred taxes due to the change in the federal corporate income tax rate is required to be included in income from continuing operations, the tax effects of items within AOCI (referred to as stranded tax effects) do not reflect the appropriate tax rate. ASU 2018-02 generally allows companies to reclassify stranded taxes from AOCI to retained earnings. The amount of the adjustment would be the difference between the historical federal corporate income tax rate of 35% and the newly enacted 21% federal corporate income tax rate. The provisions of ASU 2018-02 are effective for fiscal years and interim periods within that reporting period beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim periods for reporting periods for which financial statements have not been issued. The Company is currently evaluating the impact of ASU 2018-02 and its impact on regulated utilities. At March 31, 2018, stranded taxes in AOCI are approximately $7.2 million.

Supplemental Cash Flow Disclosures (in thousands)
	Three Months Ended
	March 31,
	2018	2017
Cash paid (received) for:
Interest on long-term debt and borrowings under the revolving credit facility	$11,967	$11,721
Income tax refunded, net	(1,060)	(697)
Non-cash investing and financing activities:
Changes in accrued plant additions	(108)	(3,335)
Grants of restricted shares of common stock	513	540
Issuance of performance shares	1,499	932

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

B. Revenues

On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), for all of its contracts using the modified retrospective method. There was no cumulative effect adjustment at the initial application of the new standard. In addition, comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company expects the ongoing impact of the new standard to be immaterial to net income and no significant changes in the Company's business processes and internal controls were necessary upon adoption of the new standard.
The following table disaggregates revenue from contracts with customers, for the three and twelve months ended March 31, 2018 (in thousands):

	March 31, 2018
	Three Months Ended	Twelve Months Ended
Retail	$146,628	$826,148
Wholesale	24,143	72,641
Wheeling (transmission)	4,286	18,133
Total revenues from contracts with customers	175,057	916,922
Other	656	4,253
Total operating revenues	$175,713	$921,175
The Company recognizes revenue when performance obligations under the terms of the contract with the customer are satisfied. Revenue is measured as the amount of consideration the Company receives in exchange for transferring goods or providing services to the customer. Taxes collected concurrently with revenue producing activities are excluded from revenue. The Company has elected the optional invoice practical expedient for Wholesale and Wheeling revenues, as the invoice amount will correspond directly to the value provided by the Company's performance to date.
Retail. Retail contracts represent the Company's primary revenue source. The Company has determined that retail electric service to residential, commercial and industrial, and public authority customers represents an implied daily contract with the customer. The contract is comprised of an obligation to supply and distribute electricity and related capacity. Revenue is recognized, over time, equal to the product of the applicable tariff rates, as approved by the Public Utility Commission of Texas (the "PUCT") and the New Mexico Public Regulation Commission, (the "NMPRC), and the volume of the electricity delivered to the customer, or through the passage of time based upon providing the service of standing ready. Unbilled revenues are recognized at month end based on estimated monthly generation volumes and by applying an average revenue per kWh to the number of estimated kWhs delivered but not billed to customers, and recorded as a receivable for the period following the last billing cycle to the end of the reporting period. Retail customers receive a bill monthly, with payment due sixteen days after issuance.
Wholesale. Wholesale contracts primarily include forward power sales into markets outside the Company’s service territory when the Company has competitive generation capacity available, after meeting its regulated service obligations. Pricing is either fixed or based on an index rate with consideration potentially including variable components. Uncertainties regarding the variable consideration will be resolved when the transaction price is known at the point of delivering the energy. The obligation to deliver the electricity is satisfied over time as the customer receives and consumes the electricity. Wholesale customers are invoiced on the 10th day of each month, with payment due by the 20th day of the month. In the case of the sale of renewable energy certificates, the transaction price is allocated to the performance obligation to deliver the confirmed quantity of the certificates based on the stand alone selling price of each certificate. Revenue is recognized as control of the certificates is transferred to the customer. The customer is invoiced upon the completed transfer of the certificates, with payment due within ten business days. Wholesale also includes an annual agreement between the Company and one of its wholesale customers, Rio Grande Electric Cooperative (“RGEC”), which involves the provision of full requirements electric service from the Company to RGEC. The rates for this service are recalculated annually and require Federal Energy Regulatory Commission (“FERC”) approval.
Wheeling (transmission). Wheeling involves the Company providing point-to-point transmission service, which includes the receipt of capacity and energy at designated point(s) and the transfer of such capacity and energy to designated point(s) of delivery on either a firm or non-firm basis for periods of one year or less. The performance obligation to provide capacity and transmit

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

energy is satisfied over time as the Company performs. Transmission customers are invoiced on a monthly basis, with payment due within twenty days of receipt of the invoice.
Other. Other includes alternative revenue program revenue relating to the Company’s potential bonus awards from the PUCT and the NMPRC mandated energy efficiency programs. Both the PUCT and the NMPRC allow for the potential to earn an incentive bonus if the Company achieves its approved energy efficiency goals under the applicable programs. The Company recognizes revenue related to the energy efficiency program incentives at the point in time that the amount is objectively determinable generally based upon an approved order from the regulator, is probable of recovery, and if it is expected to be collected within 24 months. Other revenue also includes (i) late payment fees, (ii) leasing income, and (iii) the Company’s allocated share, based on ownership, of sales of surplus effluent water from Palo Verde Generating Station (“Palo Verde”).
Accounts receivable. Accounts receivable is principally comprised of revenue from contracts with customers. The Company recognizes expense for accounts that are deemed uncollectible in operating expense. The Company recognized $0.5 million and $3.2 million of uncollectible expense for the three and twelve months ended March 31, 2018, respectively.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

C. Accumulated Other Comprehensive Income (Loss)

              Upon adoption of ASU 2016-01, Financial Instruments-Overall, the Company recorded, on January 1, 2018, a cumulative effect adjustment, net of income taxes, to increase retained earnings by $41.0 million with an offset to AOCI. Changes in Accumulated Other Comprehensive Income (Loss) (net of tax) by component are presented below (in thousands):

	Three Months Ended March 31, 2018				Three Months Ended March 31, 2017
	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Debt Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Marketable Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)

Balance at beginning of period as previously reported	$(17,790)	$40,190	$(11,342)	$11,058	$(23,928)	$28,463	$(11,651)	$(7,116)
Cumulative effect adjustment	—	(41,028)	—	(41,028)	—	—	—	—
Other comprehensive income before reclassifications	—	(2,159)	—	(2,159)	—	6,165	—	6,165
Amounts reclassified from accumulated other comprehensive income (loss)	(685)	404	89	(192)	(529)	(1,756)	52	(2,233)
Balance at end of period	$(18,475)	$(2,593)	$(11,253)	$(32,321)	$(24,457)	$32,872	$(11,599)	$(3,184)

	Twelve Months Ended March 31, 2018				Twelve Months Ended March 31, 2017
	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Marketable Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Marketable Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)

Balance at beginning of period as previously reported	$(24,457)	$32,872	$(11,599)	$(3,184)	$(30,256)	$28,394	$(11,770)	$(13,632)
Cumulative effect adjustment	—	(41,028)	—	(41,028)	—	—	—	—
Other comprehensive income before reclassifications	7,951	11,927	—	19,878	7,363	11,327	—	18,690
Amounts reclassified from accumulated other comprehensive income (loss)	(1,969)	(6,364)	346	(7,987)	(1,564)	(6,849)	171	(8,242)
Balance at end of period	$(18,475)	$(2,593)	$(11,253)	$(32,321)	$(24,457)	$32,872	$(11,599)	$(3,184)

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Amounts reclassified from Accumulated Other Comprehensive Income (Loss) for the three and twelve months ended March 31, 2018 and 2017 are as follows (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Three Months Ended March 31,		Twelve Months Ended March 31,		Affected Line Item in the Statements of Operations
	2018	2017	2018	2017

Amortization of pension and post-retirement benefit costs:
Prior service benefit	$2,416	$2,416	$9,657	$8,157	Miscellaneous non-operating income
Net loss	(1,575)	(1,694)	(6,657)	(5,436)	Miscellaneous non-operating deductions
	841	722	3,000	2,721	Income (loss) before income taxes
Income tax effect	(156)	(193)	(1,031)	(1,157)	Income tax (benefit) expense
	685	529	1,969	1,564	Net income (loss)

Marketable securities:
Net realized gain (loss) on sale of securities	(518)	2,191	7,917	8,443	Investment and interest income, net
	(518)	2,191	7,917	8,443	Income (loss) before income taxes
Income tax effect	114	(435)	(1,553)	(1,594)	Income tax (benefit) expense
	(404)	1,756	6,364	6,849	Net income (loss)

Loss on cash flow hedge:
Amortization of loss	(139)	(130)	(541)	(506)	Interest on long-term debt and revolving credit facility
	(139)	(130)	(541)	(506)	Income (loss) before income taxes
Income tax effect	50	78	195	335	Income tax (benefit) expense
	(89)	(52)	(346)	(171)	Net income (loss)

Total reclassifications	$192	$2,233	$7,987	$8,242

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

D. Regulation
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
On July 21, 2016, the parties to PUCT Docket No. 44941 filed the Joint Motion to Implement Uncontested Amended and Restated Stipulation and Agreement which was unopposed by the parties. On August 25, 2016, the PUCT issued the PUCT Final Order in Docket No. 44941 ("2016 PUCT Final Order"). The 2016 PUCT Final Order provided for: (i) an annual non-fuel base rate increase, lower annual depreciation expense, a revised return on equity for allowance for funds used during construction ("AFUDC") purposes, and the inclusion of substantially all new plant in service in rate base; (ii) an additional annual non-fuel base rate increase of $3.7 million related to Four Corners Generating Station ("Four Corners") costs, which was collected through a surcharge that terminated on July 11, 2017; (iii) removing the separate rate treatment for residential customers with solar systems that the Company had proposed in its August 10, 2015 filing; (iv) allowing the Company to recover $3.1 million in rate case expenses through a separate surcharge; and (v) allowing the Company to recover revenues associated with the relate back of rates to consumption on and after January 12, 2016 through March 31, 2016 through a separate surcharge.
Interim rates associated with the annual non-fuel base rate increase became effective on April 1, 2016. The additional surcharges associated with the incremental Four Corners costs, rate case expenses and the relate back of rates to consumption on and after January 12, 2016 through March 31, 2016, were implemented on October 1, 2016.
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
On December 18, 2017, the PUCT issued the PUCT Final Order in Docket No. 46831 ("2017 PUCT Final Order"), which provides, among other things, for the following: (i) an annual non-fuel base rate increase of $14.5 million; (ii) a return on equity of 9.65%; (iii) all new plant in service as filed in the Company's rate filing package was prudent and used and useful and therefore is included in rate base; (iv) recovery of the costs of decommissioning Four Corners in the amount of $5.5 million over a seven year period beginning August 1, 2017; (v) the Company to recover reasonable rate case expenses of approximately $3.4 million through a separate surcharge over a three year period; and (vi) a requirement that the Company file a refund tariff if the federal statutory income tax rate, as it relates to the Company, is decreased before the Company files its next rate case. The 2017 PUCT Final Order also established baseline revenue requirements for recovery of future transmission and distribution investment costs and includes a minimum monthly bill of $30.00 for new residential customers with distributed generation, such as private rooftop solar. Additionally, the 2017 PUCT Final Order allows for the annual recovery of $2.1 million of nuclear decommissioning funding and establishes annual depreciation expense that is approximately $1.9 million lower than the annual amount requested by the Company in its initial filing. Finally, the 2017 PUCT Final Order allows for the Company to recover revenues associated with the relate back of rates to consumption on and after July 18, 2017 through a separate surcharge.
New base rates, including additional surcharges associated with rate case expenses and the relate back of rates to consumption on and after July 18, 2017 through December 31, 2017 were implemented in January 2018.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

For financial reporting purposes, the Company deferred any recognition of the Company's request in its 2017 Texas Retail Rate Case until it received the 2017 PUCT Final Order on December 18, 2017. Accordingly, it reported in the fourth quarter of 2017 the cumulative effect of the 2017 PUCT Final Order, which related back to July 18, 2017.
The 2017 PUCT Final Order required the Company to file a refund tariff if the federal statutory income tax rate, as it relates to the Company, were decreased before the Company files its next rate case. Following the enactment of the TCJA on December 22, 2017, and in compliance with the 2017 PUCT Final Order, on March 1, 2018, the Company filed with the PUCT and each of its municipalities a proposed refund tariff designed to reduce base charges for Texas customers equivalent to the expected annual decrease of $22.7 million in federal income tax expense resulting from the tax law changes. This filing was assigned PUCT Docket No. 48124. On March 27, 2018, the PUCT approved the Company's proposed refund tariff on an interim basis, subject to refund or surcharge, for customer billing effective April 1, 2018. Each of the Company's municipalities also implemented the Company's proposed tax credits on an interim basis effective April 1, 2018. The refund will be reflected in rates over a period of a year and will be updated annually until new base rates are implemented pursuant to the Company's next rate case filing. No party requested a hearing in the case before the PUCT by the deadline of April 16, 2018, and on April 18, 2018, the PUCT Staff filed its final recommendation supporting approval of the Company's application. The refund tariff case is pending with the refund tariff subject to final action by the incorporated municipalities in the Company's Texas service territory and a final order from the PUCT.
Energy Efficiency Cost Recovery Factor. On May 1, 2017, the Company filed its annual application, which was assigned PUCT Docket No. 47125, to establish its energy efficiency cost recovery factor for 2018. In addition to projected energy efficiency costs for 2018 and a reconciliation of collections to prior year actual costs, the Company requested approval of an incentive bonus for the 2016 energy efficiency program results in accordance with PUCT rules. Interim rates were approved effective January 1, 2018. The Company, the PUCT Staff, and the City of El Paso reached an agreement that includes an incentive bonus of $0.8 million. The agreement was filed on January 25, 2018, and was approved by the PUCT on February 15, 2018.
On May 1, 2018, the Company filed its annual application, which was assigned PUCT Docket No. 48332, to establish its energy efficiency cost recovery factor for 2019. In addition to projected energy efficiency costs for 2019 and a reconciliation to prior year actual costs, the Company requested approval of a $1.1 million incentive bonus for the 2017 energy efficiency program results in accordance with PUCT rules.
Fuel and Purchased Power Costs. The Company's actual fuel costs, including purchased power energy costs, are recovered from customers through a fixed fuel factor. The PUCT has adopted the fuel cost recovery rule ("Texas Fuel Rule") that allows the Company to seek periodic adjustments to its fixed fuel factor. The Company can seek to revise its fixed fuel factor based upon the approved formula at least four months after its last revision except in the month of December. The Texas Fuel Rule requires the Company to request to refund fuel costs in any month when the over-recovery balance exceeds a threshold material amount and it expects fuel costs to continue to be materially over-recovered. The Texas Fuel Rule also permits the Company to seek to surcharge fuel under-recoveries in any month the balance exceeds a threshold material amount and it expects fuel cost recovery to continue to be materially under-recovered. Fuel over and under-recoveries are considered material when they exceed 4% of the previous twelve months' fuel costs. All such fuel revenue and expense activities are subject to periodic final review by the PUCT in periodic fuel reconciliation proceedings.
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
On October 13, 2017, the Company filed a request, which was assigned PUCT Docket No. 47692, to decrease the Texas fixed fuel factor by approximately 19% to reflect decreased fuel expenses primarily related to a decrease in the price of natural gas used to generate power. The decrease in the Texas fixed fuel factor became effective beginning with the November 2017 billing month.
On April 13, 2018, the Company filed a request with the PUCT, which was assigned Docket No. 48264, to decrease the Texas fixed fuel factor by approximately 29% to reflect decreased fuel expenses primarily related to a decrease in the price of natural gas used to generate power. On April 25, 2018, the Company's proposed fuel factors were approved on an interim basis effective for the first billing cycle of the May 2018 billing month. If no party to the case requests a hearing by May 14, 2018, the Company's fuel factors will become final as provided by the PUCT's rules and no further action by the PUCT is required. The Texas fixed fuel factor will continue thereafter until changed by the PUCT. As of March 31, 2018, the Company had a net fuel over-recovery balance of approximately $13.3 million in Texas.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Fuel Reconciliation Proceeding. On September 27, 2016, the Company filed an application with the PUCT, designated as PUCT Docket No. 46308, to reconcile $436.6 million of Texas fuel and purchased power expenses incurred during the period of April 1, 2013 through March 31, 2016. On June 29, 2017, the PUCT approved a settlement in this proceeding. The settlement provides for the reconciliation of fuel and purchased power costs incurred from April 1, 2013 through March 31, 2016. Additionally, the settlement modifies and tightens the Palo Verde performance rewards measurement bands beginning with the 2018 performance period. The financial results for the twelve months ended March 31, 2018 include a $5.0 million, pre-tax increase to income reflecting the settlement of the Texas fuel reconciliation proceeding. This amount represents Palo Verde performance rewards associated with the 2013 to 2015 performance periods net of disallowed fuel and purchased power costs as approved in the settlement. Texas jurisdictional fuel and purchased power costs subject to prudence review are costs from April 1, 2016 through March 31, 2018, that total approximately $271.3 million.
Community Solar. On June 8, 2015, the Company filed a petition with the PUCT to initiate a community solar program that includes the construction and ownership of a 3 Megawatts ("MW") solar photovoltaic system located at Montana Power Station ("MPS"). Participation is on a voluntary basis, and customers contract for a set capacity (kW) amount and receive all energy produced. This case was assigned PUCT Docket No. 44800. The Company filed a settlement agreement among all parties on July 1, 2016, approving the program, and the PUCT approved the settlement agreement and program on September 1, 2016. On April 19, 2017, the Company announced that the entire 3 MW program was fully subscribed by approximately 1,500 Texas customers. The community solar facility began commercial operation on May 31, 2017.
On March 20, 2018, the Company filed a petition with the PUCT and each of its regulatory authorities to expand its community solar program to include 2 MW of solar powered generation from the 10 MW solar photovoltaic facility located at Newman Power Station ("Newman") and to reduce rates under the community solar tariff. The case before the PUCT was assigned Docket No. 48181 and is currently pending.
Other Required Approvals. The Company has obtained other required approvals for tariffs and other approvals required by the Texas Public Utility Regulatory Act and the PUCT.
New Mexico Regulatory Matters
2015 New Mexico Rate Case Filing. On May 11, 2015, the Company filed a request with the NMPRC, in Case No. 15-00127-UT, for an annual increase in non-fuel base rates. On June 8, 2016, the NMPRC issued the NMPRC Final Order in Case No. 15-00127-UT ("NMPRC Final Order"), which approved an annual increase in non-fuel base rates of approximately $0.6 million, an increase of approximately $0.5 million in other service fees and a decrease in the Company's allowed return on equity to 9.48%. The NMPRC Final Order concluded that all of the Company's new plant in service was reasonable and necessary and therefore would be recoverable in rates. The Company's rates were approved by the NMPRC effective July 1, 2016, and implemented at such time.
Future New Mexico Rate Case Filing. On April 12, 2017, the NMPRC issued an order in Case No. 15-00109-UT requiring the Company to make a rate filing in New Mexico no later than July 31, 2019, using an appropriate historical test year period.
New Mexico Order Commencing Review of the Effects of the TCJA on Regulated New Mexico Utilities. On January 24, 2018, the NMPRC initiated a proceeding in Case No. 18-00016-UT into the impact of the TCJA on New Mexico regulated utilities. On February 23, 2018, the Company responded to a NMPRC Staff inquiry regarding the proceeding. On April 4, 2018, the NMPRC issued an order requiring the Company to file a proposed interim rate rider to adjust the Company’s New Mexico base revenues in amounts equivalent to the Company’s reduced income tax expense for New Mexico customers resulting from the TCJA, to be implemented on or before May 1, 2018. The NMPRC order further requires that the Company record and track a regulatory liability for the excess accumulated deferred income taxes created by the change in the federal corporate income tax rate, consistent with the effective date of the TCJA, and subject to amortization determined by the NMPRC in the Company’s next general rate case. The Company recorded such a regulatory liability during the quarter ended December 31, 2017. On April 16, 2018, after consultation with the New Mexico Attorney General pursuant to the NMPRC order, the Company filed an interim rate rider, with a proposed effective date of May 1, 2018. The annualized credits expected to be refunded to New Mexico customers approximate $4.9 million. On April 25, 2018, the NMPRC approved the Company's interim rate rider to be implemented in customer bills beginning May 1, 2018.
Fuel and Purchased Power Costs. Historically, fuel and purchased power costs were recovered through base rates and a Fuel and Purchased Power Cost Adjustment Clause ("FPPCAC") that accounts for changes in the costs of fuel relative to the amount included in base rates. Effective July 1, 2016, with the implementation of the NMPRC Final Order, fuel and purchased power

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

costs are no longer recovered through base rates but are recovered through the FPPCAC. The Company's request to reconcile its fuel and purchased power costs for the period January 1, 2013 through December 31, 2014, also was approved in Case No. 15-00127-UT. New Mexico jurisdictional costs subject to prudence review are costs from January 1, 2015 through March 31, 2018 that total approximately $181.0 million. At March 31, 2018, the Company had a net fuel over-recovery balance of approximately $0.9 million in New Mexico. As required, the Company filed a request to continue use of its FPPCAC with the NMPRC on January 5, 2018, which was assigned NMPRC Case No. 18-00006-UT. Hearings in the case are scheduled to begin in July 2018.
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
Community Solar. On April 24, 2018, the Company filed a petition with the NMPRC to initiate a community solar program to include construction and ownership of a 2 MW solar photovoltaic system located in Doña Ana County near the City of Las Cruces. Customer participation will be on a voluntary basis, and customers will contract for a set capacity (kW) amount and receive all energy produced by their subscribed capacity. The Company cannot predict the outcome of this petition at this time.
Other Required Approvals. The Company has obtained other required approvals for tariffs and other approvals as required by the New Mexico Public Utility Act and the NMPRC.
Federal Regulatory Matters
Inquiry Regarding the Effect of the TCJA on Commission-Jurisdictional Rates and Order to Show Cause. On March 15, 2018, the FERC issued two show cause orders under Section 206 of the Federal Power Act and Rule 209(a) of the FERC’s Rules of Practice and Procedure, directing 48 individual public utilities with stated transmission rates or transmission formula rates with a fixed line item of 35% for the federal income tax component to, within 60 days of the orders, either (1) propose revisions to their transmission rates under their open access transmission tariffs or transmission owner tariffs on file with the FERC, or (2) show cause why they should not be required to do so. The Company is included in the list of public utilities impacted by the FERC orders and is currently evaluating a response to the orders.
Other Required Approvals. The Company has obtained required approvals for rates, tariffs and other approvals as required by the FERC.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

E. Palo Verde
Spent Fuel and Waste Disposal. Pursuant to the Nuclear Waste Policy Act of 1982, as amended in 1987, the U.S. Department of Energy ("DOE") is legally obligated to accept and dispose of all spent nuclear fuel and other high-level radioactive waste generated by all domestic power reactors by 1998. The DOE's obligations are reflected in a contract for Disposal of Spent Nuclear Fuel and/or High Level Radioactive Waste with each nuclear power plant. The DOE failed to begin accepting spent nuclear fuel by 1998. Pursuant to the terms of the August 18, 2014 settlement agreement, and as amended with the DOE, Arizona Public Service Company ("APS") files annual claims for the period July 1 of the then-previous year to June 30 of the then-current year on behalf of itself and those utilities that share in power and energy entitlements, and bear certain allocated costs, with respect to Palo Verde pursuant to the Arizona Nuclear Power Project Participation Agreement dated August 23, 1973, as amended ("ANPP Participation Agreement"). The Company's share of costs recovered in 2017 and 2018 is presented below (in thousands):

		Amount Credited
		to Customers
		through Fuel	Period Credited
Costs Recovery Period	Amount Refunded	Adjustment Clauses	to Customers

July 2015 - June 2016	$1,779	$1,432	March 2017
July 2016 - June 2017	1,413	1,121	March 2018
Palo Verde Operations and Maintenance Expense. Included in "operations and maintenance" in the Company's Statements of Operations are expenses associated with Palo Verde as follows (in thousands):

	2018	2017
Three months ended March 31,	$22,175	$21,608
Twelve months ended March 31,	99,931	96,179

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

F. Common Stock
Dividends. The Company paid $13.6 million and $12.6 million in quarterly cash dividends during the three months ended March 31, 2018 and 2017, respectively. The Company paid a total of $54.3 million and $50.3 million in quarterly cash dividends during the twelve months ended March 31, 2018 and 2017, respectively.

Basic and Diluted Earnings Per Share. The basic and diluted earnings per share are presented below (in thousands except for share data):
	Three Months Ended March 31,		Twelve Months Ended March 31,
	2018	2017	2018	2017
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	40,491,194	40,387,235	40,440,189	40,366,024
Dilutive effect of unvested performance awards	—	—	123,436	69,665
Diluted number of common shares outstanding	40,491,194	40,387,235	40,563,625	40,435,689
Basic net income (loss) per common share:
Net income (loss)	$(6,966)	$(3,989)	$95,285	$98,587
Income allocated to participating restricted stock	(48)	(45)	(353)	(349)
Net income (loss) available to common shareholders	$(7,014)	$(4,034)	$94,932	$98,238
Diluted net income (loss) per common share:
Net income (loss)	$(6,966)	$(3,989)	$95,285	$98,587
Income reallocated to participating restricted stock	(48)	(45)	(353)	(349)
Net income (loss) available to common shareholders	$(7,014)	$(4,034)	$94,932	$98,238
Basic net income (loss) per common share:
Distributed earnings	$0.335	$0.31	$1.34	$1.24
Undistributed earnings (losses)	(0.505)	(0.41)	1.01	1.19
Basic net income (loss) per common share	$(0.170)	$(0.10)	$2.35	$2.43
Diluted net income (loss) per common share:
Distributed earnings	$0.335	$0.31	$1.34	$1.24
Undistributed earnings (losses)	(0.505)	(0.41)	1.00	1.19
Diluted net income (loss) per common share	$(0.170)	$(0.10)	$2.34	$2.43

The number of restricted stock awards and performance shares at 100% performance level excluded from the calculation of the diluted number of common shares outstanding because their effect was antidilutive is presented below:

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Restricted stock awards	72,218	78,025	66,288	58,344
Performance shares (a)	45,977	—	11,494	47,246
________________________

(a)	Certain performance shares were excluded from the computation of diluted earnings per share as no payouts would have been required based upon performance at the end of each corresponding period.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

G. Income Taxes
The Company files income tax returns in the U.S. federal jurisdiction and in the states of Texas, New Mexico and Arizona. The Company is no longer subject to tax examination by the taxing authorities in the federal, Texas, Arizona, and New Mexico jurisdictions for years prior to 2013.
For the three months ended March 31, 2018 and 2017, the Company’s effective tax rate was 30.5% and 36.5%, respectively. For the twelve months ended March 31, 2018 and 2017, the Company's effective tax rate was 34.5% and 35.7%, respectively. The federal statutory tax rate is 21% in 2018 and 35% in 2017. The Company's effective tax rate for the three months ended March 31, 2018, differs from the federal statutory tax rate primarily due to the tax benefit of stock incentive plans and other permanent differences that increase the effective tax rate when the Company incurs a net loss. The Company's effective tax rates for the three months ended March 31, 2017, and the twelve months ended March 31, 2018 and 2017, differs from the federal statutory tax rate primarily due to state income taxes offset by capital gains in the decommissioning trusts, which are taxed at the federal income tax rate of 20%, and the tax benefit of stock incentive plans.

The results for the three and twelve months ended March 31, 2018, contain provisional estimates of the impact of the TCJA. These amounts are considered provisional because they use estimates for which tax returns have not yet been filed and because estimated amounts may be impacted by future regulatory and accounting guidance if and when issued. The Company will adjust these provisional amounts as further information becomes available and as we refine our calculations. As permitted by recent guidance issued by the SEC, these adjustments will occur during a reasonable “measurement period” not to exceed twelve months from the date of enactment.
In February 2018, the FASB issued ASU 2018-02. The Company is currently evaluating the impact of ASU 2018-02 and its impact on regulated utilities. See Note A, Principles of Preparation - New Accounting Standards to be Adopted in the Future, for additional information.
H. Commitments, Contingencies and Uncertainties
For a full discussion of commitments and contingencies, see Note K of the Notes to Financial Statements in the 2017 Form 10-K. In addition, see Notes D and E above and Notes C and E of the Notes to Financial Statements in the 2017 Form 10-K regarding matters related to wholesale power sales contracts and transmission contracts subject to regulation and Palo Verde, including decommissioning, spent nuclear fuel and waste disposal, and liability and insurance matters.
Power Purchase and Sale Contracts
To supplement its own generation and operating reserve requirements and to meet required renewable portfolio standards, the Company engages in power purchase arrangements that may vary in duration and amount based on an evaluation of the Company's resource needs, the economics of the transactions and specific renewable portfolio requirements. For a discussion of power purchase and sale contracts that the Company has entered into with various counterparties, see Note K of the Notes to Financial Statements in the 2017 Form 10-K.
Environmental Matters
General. The Company is subject to extensive laws, regulations and permit requirements with respect to air and greenhouse gas emissions, water discharges, soil and water quality, waste management and disposal, natural resources and other environmental matters by federal, state, regional, tribal and local authorities. Failure to comply with such laws, regulations and requirements can result in actions by authorities or other third parties that might seek to impose on the Company administrative, civil and/or criminal penalties or other sanctions. In addition, releases of pollutants or contaminants into the environment can result in costly cleanup liabilities. These laws, regulations and requirements are subject to change through modification or reinterpretation, or the introduction of new laws and regulations, and as a result, the Company may face additional capital and operating costs to comply.
Environmental Litigation and Investigations. Since July 2011, the U.S. Department of Justice, on behalf of the U.S. Environmental Protection Agency, and APS have been engaged in substantive settlement negotiations in an effort to resolve certain of the pending matters related to Four Corners. The allegations being addressed through settlement negotiations are that APS failed to obtain the necessary permits and install the controls necessary under the U.S. Clean Air Act ("CAA") to reduce sulfur dioxide, nitrogen oxides, and particulate matter, and that defendants failed to obtain an operating permit under Title V of the CAA that reflects applicable requirements imposed by law. On June 24, 2015, the parties filed with the U.S. District Court for New Mexico

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

a settlement agreement resolving this matter. On August 17, 2015, the U.S. District Court for New Mexico entered the settlement agreement. The agreement imposes a total civil penalty payable by the co-owners of Four Corners collectively in the amount of $1.5 million, and it requires the co-owners to pay $6.7 million for environmental mitigation projects. At March 31, 2018, the Company has accrued its remaining unpaid share of approximately $0.2 million related to this matter.
I. Litigation
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
See Notes D and H above and Notes C and K of the Notes to Financial Statements in the 2017 Form 10-K for discussion of the effects of government legislation and regulation on the Company.
J. Employee Benefits
The Company adopted ASU 2017-07, Compensation-Retirement Benefits, effective January 1, 2018. Upon adoption of the new standard, the service cost is included in "Operations and maintenance" in the Company's Statements of Operations. The expected return on plan assets is included in "Investment and interest income, net". The amortization of prior service benefit and amortization of gains are included in "Miscellaneous non-operating income". The amortization of prior service cost and amortization of losses are included in "Miscellaneous non-operating deductions". The interest cost component of net periodic benefit cost is included in "Other interest".
The provisions in ASU 2017-07 were applied retrospectively for the income statement presentation of the service cost component and the other components of net benefit costs. The Company elected to apply the practical expedient and used the amounts disclosed in its pension and other postretirement benefit plan note for the 2017 comparative period as the estimation basis for applying the retrospective presentation requirements. The Company reclassified $2.1 million to "Operations and maintenance" in the Company’s Statement of Operations for the three months ended March 31, 2017 by increasing (i) "Investment and interest income, net" by $5.3 million, (ii) "Miscellaneous non-operating income" by $2.8 million, (iii) "Miscellaneous non-operating deductions" by $2.1 million, and (iv) "Other interest" by $3.9 million. As a result of the reclassifications, "Operations and maintenance" increased to $2.9 million in service cost from the $0.8 million in net periodic benefit cost previously reported.
The Company reclassified $7.5 million to "Operations and maintenance" in the Company’s Statement of Operations for the twelve months ended March 31, 2017 by increasing (i) "Investment and interest income, net" by $20.8 million, (ii) "Miscellaneous non-operating income" by $10.3 million, (iii) "Miscellaneous non-operating deductions" by $7.5 million, and (iv) "Other interest" by $16.0 million. As a result of the reclassifications, "Operations and maintenance" increased to $11.0 million in service cost from the $3.5 million in net periodic benefit cost previously reported.
Retirement Plans
The net periodic benefit cost recognized for the three and twelve months ended March 31, 2018 and 2017, is made up of the components listed below as determined using the projected unit credit actuarial cost method (in thousands):

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Components of net periodic benefit cost:
Service cost	$2,758	$2,270	$9,006	$8,366
Interest cost	3,223	3,248	13,034	13,022
Expected return on plan assets	(5,315)	(4,808)	(19,696)	(18,975)
Amortization of:
Net loss	2,100	2,089	8,465	7,540
Prior service benefit	(878)	(878)	(3,506)	(3,506)
Net periodic benefit cost	$1,888	$1,921	$7,303	$6,447
During the three months ended March 31, 2018, the Company contributed $2.9 million of its projected $9.4 million 2018 annual contribution to its retirement plans.
Other Postretirement Benefits
The net periodic benefit recognized for the three and twelve months ended March 31, 2018 and 2017, is made up of the components listed below (in thousands):

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Components of net periodic benefit:
Service cost	$700	$588	$2,348	$2,642
Interest cost	565	678	2,610	2,972
Expected return on plan assets	(613)	(470)	(2,050)	(1,845)
Amortization of:
Prior service benefit	(1,538)	(1,538)	(6,151)	(4,651)
Net gain	(525)	(395)	(1,808)	(2,104)
Net periodic benefit	$(1,411)	$(1,137)	$(5,051)	$(2,986)
During the three months ended March 31, 2018, the Company contributed $0.1 million of its projected $0.5 million 2018 annual contribution to its other postretirement benefits plan.
K. Financial Instruments and Investments
The FASB guidance requires the Company to disclose estimated fair values for its financial instruments. The Company has determined that cash and temporary investments, investment in debt securities, accounts receivable, decommissioning trust funds, long-term debt, short-term borrowings under the Company's Revolving Credit Facility ("RCF"), accounts payable and customer deposits meet the definition of financial instruments. The carrying amounts of cash and temporary investments, accounts receivable, accounts payable and customer deposits approximate fair value because of the short maturity of these items. Investments in debt securities and decommissioning trust funds are carried at estimated fair value.
Long-Term Debt and Short-Term Borrowings Under the RCF. The fair values of the Company's long-term debt and short-term borrowings under the RCF are based on estimated market prices for similar issues and are presented below (in thousands):

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

	March 31, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Pollution Control Bonds	$157,699	$166,779	$157,676	$169,186
Senior Notes	993,514	1,147,504	993,426	1,211,922
RGRT Senior Notes (1)	44,897	46,620	44,886	47,070
RCF (1)	233,067	233,067	173,533	173,533
Total	$1,429,177	$1,593,970	$1,369,521	$1,601,711
_______________

(1)
Nuclear fuel financing, as of March 31, 2018 and December 31, 2017, is funded through $45 million Rio Grande Resources Trust ("RGRT") Senior Notes and $89.1 million and $88.5 million, respectively, under the RCF. As of March 31, 2018 and December 31, 2017, $144.0 million and $85.0 million, respectively, was outstanding under the RCF for working capital or general corporate purposes. The interest rate on the Company's borrowings under the RCF is reset throughout the quarter reflecting current market rates. Consequently, the carrying value approximates fair value.

Marketable Securities. The Company's marketable securities, included in decommissioning trust funds in the balance sheets, are reported at fair value which was $284.1 million and $286.9 million at March 31, 2018 and December 31, 2017, respectively. The investments in the Company's Palo Verde nuclear decommissioning trust funds ("NDT") are classified as available for sale debt securities, equity securities and cash and cash equivalents. These investments are recorded at their estimated fair value in accordance with FASB guidance for certain investments in debt and equity securities. On January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments-Overall, which eliminates the requirements to classify investments in equity securities with readily determinable fair values as trading or available for sale and requires entities to recognize changes in fair value for these securities in net income as reported in the Statements of Operations. ASU 2016-01 requires a modified-retrospective approach and therefore, comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.
The reported fair values include gross unrealized losses on securities classified as available for sale whose impairment the Company has deemed to be temporary. The tables below present the gross unrealized losses and the fair value of these securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	March 31, 2018
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities (1):
Federal Agency Mortgage Backed Securities	$5,995	$(114)	$10,376	$(407)	$16,371	$(521)
U.S. Government Bonds	34,018	(940)	18,325	(1,215)	52,343	(2,155)
Municipal Debt Obligations	4,227	(109)	7,031	(581)	11,258	(690)
Corporate Debt Obligations	20,855	(609)	3,769	(301)	24,624	(910)
Total	$65,095	$(1,772)	$39,501	$(2,504)	$104,596	$(4,276)

_________________

(1)	Includes 147 securities.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2017
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities (2):
Federal Agency Mortgage Backed Securities	$4,700	$(46)	$10,099	$(165)	$14,799	$(211)
U.S. Government Bonds	28,866	(416)	18,186	(969)	47,052	(1,385)
Municipal Debt Obligations	4,290	(73)	9,736	(742)	14,026	(815)
Corporate Debt Obligations	10,685	(107)	4,475	(331)	15,160	(438)
Total Debt Securities	48,541	(642)	42,496	(2,207)	91,037	(2,849)
Domestic Equity Securities	962	(210)	—	—	962	(210)
Total	$49,503	$(852)	$42,496	$(2,207)	$91,999	$(3,059)

_________________

(2)	Includes 146 securities.
The Company monitors the length of time specific securities trade below their cost basis along with the amount and percentage of the unrealized loss in determining if a decline in fair value below recorded cost of debt securities classified as available for sale is considered to be other than temporary. The Company recognizes impairment losses on certain of its available for sale debt securities deemed to be other than temporary. In accordance with the FASB guidance, these impairment losses are recognized in net income, and a lower cost basis is established for these securities. In addition, the Company will research the future prospects of individual securities as necessary. The Company does not anticipate expending monies held in trust before 2044 or a later period when decommissioning of Palo Verde begins.
For the three and twelve months ended March 31, 2018 and 2017, the Company recognized other than temporary impairment losses on its available-for-sale securities as follows (in thousands):

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Unrealized holding losses included in pre-tax income	$—	$—	$—	$(196)
Investments categorized as available for sale securities also include gross unrealized gains which have not been recognized in the Company's net income. The table below presents the unrecognized gross unrealized gains and the fair value of these securities, aggregated by investment category (in thousands):

	March 31, 2018		December 31, 2017
	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains
Description of Securities:
Federal Agency Mortgage Backed Securities	$9,469	$143	$5,933	$203
U.S. Government Bonds	2,205	92	11,129	256
Municipal Debt Obligations	1,073	92	2,558	109
Corporate Debt Obligations	11,444	546	19,514	1,067
Total Debt Securities	24,191	873	39,134	1,635
Domestic Equity Securities	—	—	120,065	45,587
International Equity Securities	—	—	28,804	5,908
Cash and Cash Equivalents	—	—	6,864	—
Total	$24,191	$873	$194,867	$53,130

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The Company's marketable securities include investments in mortgage backed securities, municipal, corporate and federal debt obligations. The contractual year for maturity of these available-for-sale debt securities as of March 31, 2018, is as follows (in thousands):

	Total	2018	2019 through 2022	2023 through 2027	2028 and Beyond
Federal Agency Mortgage Backed Securities	$25,840	$—	$16	$261	$25,563
U.S. Government Bonds	54,548	1,894	28,263	11,415	12,976
Municipal Debt Obligations	12,331	76	5,483	5,735	1,037
Corporate Debt Obligations	36,068	213	17,518	7,151	11,186
The Company's available for sale securities in the NDT are sold from time to time and the Company uses the specific identification basis to determine the amount to reclassify from AOCI into net income. The proceeds from the sale of these securities during the three and twelve months ended March 31, 2018 and 2017, and the related effects on pre-tax income are as follows (in thousands):

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Proceeds from sales or maturities of available-for-sale securities	$11,757	$26,055	$82,739	$93,245
Gross realized gains included in pre-tax income	$9	$2,587	$9,195	$9,968
Gross realized losses included in pre-tax income	(527)	(396)	(1,278)	(1,329)
Gross unrealized losses included in pre-tax income	—	—	—	(196)
Net gains included in pre-tax income	$(518)	$2,191	$7,917	$8,443
Upon the adoption of ASU 2016-01, Financial Instruments-Overall, on January 1, 2018, the Company records, on a modified-retrospective basis, changes in fair market value for equity securities held in the NDT in the Statements of Operations. The unrealized gains and losses recognized during the three months ended March 31, 2018 and related effects on pre-tax income are as follows (in thousands):

Three Months Ended
March 31, 2018
Net gains and (losses) recognized on equity securities	$(1,991)
Less: Net gains and (losses) recognized on equity securities sold	1,790
Unrealized gains and (losses) recognized on equity securities still held at reporting date	$(3,781)
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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

The securities in the NDT are valued using prices and other relevant information generated by market transactions involving identical or comparable securities. The FASB guidance identifies this valuation technique as the "market approach" with observable inputs. The Company analyzes available-for-sale securities to determine if losses are other than temporary.
The fair value of the NDT and investments in debt securities at March 31, 2018 and December 31, 2017, and the level within the three levels of the fair value hierarchy defined by the FASB guidance are presented in the table below (in thousands):

Description of Securities	Fair Value as of March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading Securities:
Investments in Debt Securities	$1,726	$—	$—	$1,726
Equity Securities:
Domestic	$119,344	$119,344	$—	$—
International	28,542	28,542	—	—
Total Equity Securities	147,886	147,886	—	—
Available for Sale Debt Securities:
Federal Agency Mortgage Backed Securities	25,840	—	25,840	—
U.S. Government Bonds	54,548	54,548	—	—
Municipal Debt Obligations	12,331	—	12,331	—
Corporate Debt Obligations	36,068	—	36,068	—
Total Available for Sale Debt Securities	128,787	54,548	74,239	—
Cash and Cash Equivalents	7,409	7,409	—	—
Total	$284,082	$209,843	$74,239	$—

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Description of Securities	Fair Value as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading Securities:
Investments in Debt Securities	$1,735	$—	$—	$1,735
Available for Sale:
Federal Agency Mortgage Backed Securities	$20,732	$—	$20,732	$—
U.S. Government Bonds	58,181	58,181	—	—
Municipal Debt Obligations	16,584	—	16,584	—
Corporate Debt Obligations	34,674	—	34,674	—
Subtotal, Debt Securities	130,171	58,181	71,990	—
Domestic	121,027	121,027	—	—
International	28,804	28,804	—	—
Subtotal, Equity Securities	149,831	149,831	—	—
Cash and Cash Equivalents	6,864	6,864	—	—
Total	$286,866	$214,876	$71,990	$—

There were no transfers in or out of Level 1 and Level 2 fair value measurements categories due to changes in observable inputs during the three and twelve months ended March 31, 2018 and 2017. There were no purchases, sales, issuances and settlements related to the assets in the Level 3 fair value measurement category during the three and twelve months ended March 31, 2018 and 2017.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
El Paso Electric Company:

Results of Review of Interim Financial Information
We have reviewed the balance sheet of El Paso Electric Company (the "Company") as of March 31, 2018, the related statements of operations and comprehensive operations for the three-month and twelve-month periods ended March 31, 2018 and 2017, the related statements of cash flows for the three-month periods ended March 31, 2018 and 2017, and the related notes (collectively, the interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheet of the Company as of December 31, 2017, and the related statements of operations and comprehensive operations, changes in common stock equity, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2018, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2017, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.
Basis for Review Results
This interim financial information is the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our reviews in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ KPMG LLP
Houston, Texas
May 4, 2018

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this Item 2 updates, and should be read in conjunction with, the information set forth in Part II, Item 7 of the 2017 Form 10-K.

FORWARD-LOOKING STATEMENTS
Certain matters discussed in this Quarterly Report on Form 10-Q, other than statements of historical fact, are “forward-looking statements.” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements often include words like "believe", "anticipate", "target", "project", "expect", "predict", "pro forma", "estimate", "intend", "will", "is designed to", "plan", and words of similar meaning, or are indicated by the Company's discussion of strategies or trends. Forward-looking statements describe the Company's future plans, objectives, expectations or goals. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurances can be given that these expectations will prove to be correct. Such statements address future events and conditions and include, but are not limited to:

•	capital expenditures,

•	earnings,

•	liquidity and capital resources,

•	ratemaking/regulatory matters,

•	litigation,

•	accounting matters, including accounting for taxes,

•	possible corporate restructurings, acquisitions and dispositions,

•	compliance with debt and other restrictive covenants,

•	interest rates and dividends,

•	environmental matters,

•	nuclear operations,

•	operation of the Company's generating units and its transmission and distribution systems, and

•	the overall economy of the Company's service area.
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

•
the ability of the Company's operating partners to maintain plant operations and manage O&M costs at Palo Verde, including costs to comply with any new or expanded regulatory or environmental requirements,

•	reductions in output at generation plants operated by the Company,

•	the size of the Company's construction program and its ability to complete construction on budget and on time,

•	the Company's reliance on significant customers,

•	the credit worthiness of the Company's customers,

•	unscheduled outages of generating units including outages at Palo Verde,

•	changes in customers' demand for electricity as a result of energy efficiency initiatives and emerging competing services and technologies, including distributed generation and battery storage,

•	individual customer groups, including distributed generation customers, may not pay their full cost of service, and other customers may or may not be required to pay the difference,

•
changes in, and the assumptions used for, pension and other post-retirement and post-employment benefit liability calculations, as well as actual and assumed investment returns on pension plan and other post-retirement plan assets,

•	the impact of changing cost escalation and other assumptions on the Company's nuclear decommissioning liability for Palo Verde, as well as actual and assumed investment returns on assets in the NDT,

•	disruptions in the Company's transmission system, and in particular the lines that deliver power from its remote generating facilities,

•	the sufficiency of the Company's insurance coverage, including availability, cost, coverage and terms,

•	electric utility deregulation or re-regulation,

•	regulated and competitive markets,

•	ongoing municipal, state and federal activities,

•	cuts in military spending or prolonged shutdowns of the federal government that reduce demand for the Company's services from military and governmental customers,

•	political, legislative, judicial and regulatory developments,

•	homeland security considerations, including those associated with the U.S./Mexico border region and the energy industry,

•	changes in environmental laws and regulations and the enforcement or interpretation thereof, including those related to air, water or greenhouse gas emissions or other environmental matters,

•	economic, commercial bank, financial and capital market conditions,

•	actions by credit rating agencies,

•	changes in accounting requirements and other accounting matters,

•	changing weather trends and the impact of severe weather conditions,

•	possible physical or cyber attacks, intrusions or other catastrophic events,

•	the impact of lawsuits filed against the Company,

•	the impact of changes in interest rates or rates of inflation,

•	Texas, New Mexico and electric industry utility service reliability standards,

•	uranium, natural gas, oil and wholesale electricity prices and availability,

•	possible income tax and interest payments as a result of audit adjustments proposed by the U.S. Internal Revenue Service ("IRS") or state taxing authorities,

•	the impact of recent changes to U.S. tax laws,

•	the impact of U.S. health care reform legislation,

•	the effectiveness of the Company's risk management activities,

•	loss of key personnel, the Company's ability to recruit and retain qualified employees and the Company's ability to successfully implement succession planning, and

•	other circumstances affecting anticipated operations, sales and costs.
These lists are not all-inclusive because it is not possible to predict all factors. A discussion of some of these factors is included in the 2017 Form 10-K under the headings “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations - Summary of Critical Accounting Policies and Estimates" and “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”. This Quarterly Report on Form

10-Q should be read in its entirety. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels. Any forward-looking statement speaks only as of the date such statement was made, and the Company is not obligated to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made, except as required by applicable laws or regulations.

Summary of Critical Accounting Policies and Estimates
The preparation of our financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes for the periods presented and actual results could differ in future periods from those estimates. Critical accounting policies and estimates are both important to the portrayal of our financial condition and results of operations and require complex, subjective judgments and are more fully described in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2017 Form 10-K.

Summary
The following is an overview of our results of operations for the three and twelve month periods ended March 31, 2018 and 2017. Net income (loss) and basic earnings (loss) per share for the three and twelve month periods ended March 31, 2018 and 2017, are shown below:

	Three Months Ended		Twelve Months Ended
`	March 31,		March 31,
	2018	2017	2018	2017
Net income (loss) (in thousands)	$(6,966)	$(3,989)	$95,285	$98,587
Basic earnings (loss) per share	(0.17)	(0.10)	2.35	2.43
The following table shows the primary factors affecting the after-tax change in net income (loss) between the 2018 and 2017 periods presented (in thousands):

	Three Months Ended	Twelve Months Ended
March 31, 2017 net income (loss)	$(3,989)	$98,587
Change in (net of tax):
Decreased investment and interest income (a)	(3,249)	(967)
Increased depreciation and amortization (b)	(1,486)	(7,715)
Increased administrative and general expenses (c)	(888)	(955)
Decreased operation and maintenance at fossil-fuel generating plants (d)	2,625	4,015
Increased retail non-fuel base revenues (e)	258	6,689
Increased (decreased) allowance for funds used during construction (f)	190	(3,187)
Decreased (increased) taxes other than income taxes (g)	176	(3,310)
Effective tax rate (h)	40	3,408
Increased (decreased) wheeling revenues (i)	14	(2,990)
Palo Verde performance rewards, net (j)	—	3,253
Other	(657)	(1,543)
March 31, 2018 net income (loss)	$(6,966)	$95,285

______________
All information presented below is expressed in pre-tax amounts except when stated otherwise.

(a)
Investment and interest income decreased for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, primarily due to $3.8 million of net unrealized investment losses from the NDT recognized in net income (loss) as required by ASU 2016-01, Financial Instruments, which was adopted by the Company on January 1, 2018, and a $0.9 million decrease in realized gains on securities sold from the NDT.

Investment and interest income decreased for the twelve months ended March 31, 2018, compared to the twelve months ended March 31, 2017, primarily due to $3.8 million of net unrealized investment losses from the NDT recognized in net income as required by ASU 2016-01, Financial Instruments, which was adopted by the Company on January 1, 2018. This decrease was partially offset by a $1.3 million increase in realized gains on securities sold from the NDT, and a $0.9 million increase in the expected return on plan assets held by the Company's employee benefit plans. See Note J of the Notes to Financial Statements for the financial statement effect upon adoption of ASU 2017-07, Compensation - Retirement Benefits.

(b)	Depreciation and amortization increased for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, primarily due to increased plant balances.

Depreciation and amortization increased for the twelve months ended March 31, 2018, compared to the twelve months ended March 31, 2017, primarily due to (i) increased plant balances and (ii) the cumulative adjustment of approximately $2.5 million, recorded in the twelve months ended March 31, 2017, which related to the first quarter of 2016 resulting from reduced depreciation rates approved in the 2016 PUCT Final Order.

(c)
Administrative and general ("A&G") expense increased for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, primarily due to an increase in pension and benefits expenses as a result of changes in actuarial assumptions used to calculate expenses for retirement benefit plans and an adjustment in estimated Four Corners pension and benefit costs recorded in the three months ended March 31, 2017.

A&G expense increased for the twelve months ended March 31, 2018, compared to the twelve months ended March 31, 2017, primarily due to increased amortization of Texas rate case expenses and an annual merit increase.

(d)
Operations and maintenance ("O&M") expenses at our fossil fuel generating plants decreased for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, primarily due to planned outages at Newman Units 1, 3 and 4 in the three months ended March 31, 2017, partially offset by a planned outage at the Company's Rio Grande Power Station ("Rio Grande") Unit 8 in the three months ended March 31, 2018.

O&M expenses at our fossil fuel generating plants decreased for the twelve months ended March 31, 2018, compared to the twelve months ended March 31, 2017, primarily due to (i) the sale of the Company's interest in Units 4 and 5 of Four Corners in July 2016 and the related post-closing purchase price adjustment in 2017, and (ii) planned outages at Newman Units 1, 3 and 4 in the twelve months ended March 31, 2017. These decreases were partially offset by a planned outage at Rio Grande Unit 8 in the twelve months ended March 31, 2018.

(e)
Retail non-fuel base revenues increased for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, primarily due to a $2.8 million non-fuel base rate increase approved in the 2017 PUCT Final Order, and increased revenues from residential customers of $1.6 million due to increased kWh sales that resulted from favorable weather and an increase in the average number of residential customers compared to the three months ended March 31, 2017. These increases were partially offset by a reserve to refund of approximately $4.1 million to Texas customers for the reduction in the federal tax rate for the period January 1, 2018 through March 31, 2018.

Retail non-fuel base revenues increased for the twelve months ended March 31, 2018, compared to the twelve months ended March 31, 2017, primarily due to (i) a $9.7 million non-fuel base rate increase for the period from July 18, 2017 through March 31, 2018 approved in the 2017 PUCT Final Order, (ii) increased revenues from residential customers of $6.6 million due to increased kWh sales that resulted from an increase in the average number of residential customers, and (iii) increased revenues from small commercial and industrial customers of $2.0 million that resulted from an increase in the average number of small commercial and industrial customers. These increases were partially offset by (i) approximately $5.9 million of retail non-fuel base revenues for the first quarter of 2016, which were recognized when the 2016 PUCT Final Order was approved in August 2016 and (ii) a reserve to refund approximately $4.9 million to Texas customers for the reduction in the federal tax rate for the twelve months ended March 31, 2018.

(f)
AFUDC decreased for the twelve months ended March 31, 2018, compared to the twelve months ended March 31, 2017, due to (i) lower balances of construction work in progress ("CWIP"), primarily due to MPS Units 3 and 4 being placed in service in May and September 2016, respectively, and (ii) a reduction in the AFUDC rate effective January 2017.

(g)
Taxes other than income taxes increased for the twelve months ended March 31, 2018, compared to the twelve months ended March 31, 2017, primarily due to increased property valuations in Texas as a result of MPS Units 3 and 4 being placed in service in 2016 and increased revenue related taxes in Texas.

(h)
The effective tax rate changed for the twelve months ended March 31, 2018, compared to the twelve months ended March 31, 2017, primarily due to a decrease in state taxes and tax benefits from stock incentive plans.

(i)	Wheeling revenues decreased for the twelve months ended March 31, 2018, compared to the twelve months ended March 31, 2017, primarily due to the expiration of a contract.

(j)
Palo Verde performance rewards, associated with the 2013 to 2015 performance periods, net of disallowed fuel and purchased power costs related to the resolution of the Texas fuel reconciliation proceeding designated as PUCT Docket No. 46308 for the period from April 2013 through March 2016, were recorded in the twelve months ended March 31, 2018 with no comparable amount in the twelve months ended March 31, 2017.

Impact of New Accounting Standard and Use of Non-GAAP Financial Measure
Upon adoption of ASU 2016-01, Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities, the Company recorded, as of January 1, 2018, a cumulative effect adjustment to retained earnings of $41.0 million, net of tax, for the unrealized gains (losses) related to equity securities held in the NDT. As required by ASU 2016-01, changes in the fair value of equity securities are now recognized in the Company's Statements of Operations. The adoption of the new standard added the potential for significant volatility to the Company's reported results of operations as changes in the fair value of equity securities may occur. Furthermore, the equity investments included in the NDT are significant and are expected to increase significantly during the remaining life (estimated to be 27 to 30 years) of Palo Verde. Accordingly, the Company has provided the following non-GAAP financial measure which reconciles GAAP net income (loss) to non GAAP adjusted net income (loss) to exclude the impact of changes in fair value of equity securities and realized gains (losses) from the sale of both equity and fixed income securities.

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Net loss (GAAP)	$(6,966)	$(3,989)
Adjusting items before income tax effects
Unrealized losses, net	3,781	—
Realized gains, net	(1,272)	(2,191)
Total adjustments before income tax effects	2,509	(2,191)
Income taxes on above adjustments	(502)	438
Adjusting items, net of income taxes	2,007	(1,753)
Adjusted net loss (non-GAAP)	$(4,959)	$(5,742)

	Twelve Months Ended
	March 31,
	2018	2017
	(In thousands)
Net income (GAAP)	$95,285	$98,587
Adjusting items before income tax effects
Unrealized losses, net	3,781	—
Realized gains, net	(9,707)	(8,443)
Total adjustments before income tax effects	(5,926)	(8,443)
Income taxes on above adjustments	1,185	1,689
Adjusting items, net of income taxes	(4,741)	(6,754)
Adjusted net income (non-GAAP)	$90,544	$91,833
Adjusted net income (loss) is not a measure of financial performance under GAAP and should not be considered as an alternative to net income (loss). Furthermore, the Company's presentation of any non-GAAP financial measure may not be comparable to similarly titled measures used by other companies. The Company believes adjusted net income (loss) is a useful financial measure for investors and analysts in understanding the Company's core operating performance because it removes the effects of variances reported in the Company's results of operations that are not indicative of fundamental changes in the earnings capacity of the Company.

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
No retail customer accounted for more than 3% of our non-fuel base revenues for the three and twelve months ended March 31, 2018. Residential and small commercial customers represent approximately 78% of our non-fuel base revenues for the three and twelve months ended March 31, 2018. While this customer base is more stable, it is also more sensitive to changes in weather conditions. The current rate structures in Texas and New Mexico reflect higher base rates during the peak summer season of May through October and lower base rates during November through April for our residential and small commercial and industrial customers. As a result, our business is seasonal, with higher kWh sales and revenues during the summer cooling season.
Weather significantly impacts our residential, small commercial and industrial customers, and to a lesser extent, our sales to public authorities. Heating and cooling degree days can be used to evaluate the effect of weather on energy use. For each degree the average outdoor temperature varies from a standard of 65 degrees Fahrenheit, a degree day is recorded. For the three months ended March 31, 2018, retail non-fuel base revenues were positively impacted by favorable weather when compared to the three months ended March 31, 2017. Heating degree days for the three months ended March 31, 2018 increased 19.1% when compared to the three months ended March 31, 2017. Weather had a minimal impact in the twelve months ended March 31, 2018 when compared to the twelve months ended March 31, 2017. The table below shows heating and cooling degree days compared to a 10-year average.

	Three Months Ended			Twelve Months Ended
	March 31,			March 31,
			10-Year			10-Year
	2018	2017	Average	2018	2017	Average*
Heating degree days	965	810	1,113	1,677	1,607	2,081
Cooling degree days	37	72	35	2,882	2,860	2,773
______________
* Calendar year basis.
Customer growth is a key driver of the growth of retail sales. The average number of retail customers grew 1.5% and 1.7% for the three and twelve months ended March 31, 2018, respectively, when compared to the three and twelve months ended March 31, 2017. See the tables presented on pages 36 and 37, which provide detail on the average number of retail customers and the related revenues and kWh sales.
Retail non-fuel base revenues. Retail non-fuel base revenues for the three months ended March 31, 2018 increased $0.3 million, or 0.3%, compared to the three months ended March 31, 2017, primarily due to a $2.8 million non-fuel base rate increase approved in the 2017 PUCT Final Order. Retail non-fuel base revenues decreased by a reserve to refund of approximately $4.1 million to Texas customers for the reduction in the federal tax rate for the period January 1, 2018 through March 31, 2018. Excluding the $2.8 million 2017 PUCT Final Order impact and the $4.1 million reserve to refund, retail non-fuel base revenues for the three months ended March 31, 2018, increased by $1.6 million, or 1.4%, compared to the three months ended March 31, 2017. This increase primarily includes a $1.6 million increase in revenues from residential customers due to a 2.6% increase in kWh sales, which were driven by favorable weather and a 1.7% increase in the average number of residential customers served compared to the three months ended March 31, 2017.
For the twelve months ended March 31, 2018, retail non-fuel base revenues increased $8.5 million, or 1.4%, compared to the twelve months ended March 31, 2017, primarily due to (i) a $9.7 million non-fuel base rate increase for the period from July 18, 2017 through March 31, 2018 approved in the 2017 PUCT Final Order, (ii) increased revenues from residential customers of $6.6 million due to increased kWh sales that resulted from an increase in the average number of residential customers, and (iii)

increased revenues from small commercial and industrial customers of $2.0 million that resulted from an increase in the average number of small commercial and industrial customers. These increases were partially offset by (i) approximately $5.9 million of retail non-fuel base revenues for the first quarter of 2016, which were recognized when the 2016 PUCT Final Order was approved in August 2016, and (ii) a reserve to refund approximately $4.9 million to Texas customers for the reduction in the federal tax rate for the twelve months ended March 31, 2018.
Fuel revenues. Fuel revenues consist of revenues collected from customers under fuel recovery mechanisms approved by the state commissions and the FERC, and deferred fuel revenues which are comprised of the difference between fuel costs and fuel revenues collected from customers. In New Mexico, fuel and purchased power costs are reconciled to actual costs on a monthly basis and recovered or refunded to customers the second succeeding month. In Texas, fuel costs are recovered through a fixed fuel factor. We can seek to revise our fixed fuel factor based upon an approved formula at least four months after our last revision except in the month of December. In addition, if we materially over-recover fuel costs, we must seek to refund the over-recovery, and if we materially under-recover fuel costs, we may seek a surcharge to recover those costs. Fuel over- and under-recoveries are defined as material when they exceed 4% of the previous twelve months' fuel costs.
In the three and twelve months ended March 31, 2018, we over-recovered our fuel costs by $8.0 million and $16.6 million, respectively. In March 2018 and March 2017, $1.1 million and $1.4 million, respectively, were credited to customers through the applicable fuel adjustment clauses as the result of a reimbursement from the DOE related to spent nuclear fuel storage. At March 31, 2018, we had a net fuel over-recovery balance of $14.2 million, including an over-recovery of $13.3 million in Texas and $0.9 million in New Mexico. On October 13, 2017, we filed a request to decrease our Texas fixed fuel factor by approximately 19.0% to reflect decreased fuel expenses primarily related to a decrease in the price of natural gas used to generate power. The decrease in our Texas fixed fuel factor became effective beginning with the November 2017 billing month. On April 13, 2018, the Company filed a request with the PUCT, which was assigned Docket No. 48264, to decrease the Texas fixed fuel factor by approximately 29% to reflect decreased fuel expenses primarily related to a decrease in the price of natural gas used to generate power. On April 25, 2018, the Company's proposed fuel factors were approved on an interim basis effective for the first billing cycle of the May 2018 billing month. If no party to the case requests a hearing by May 14, 2018, the Company's fuel factors will become final as provided by the PUCT's rules and no further action by the PUCT is required. The Texas fixed fuel factor will continue thereafter until changed by the PUCT.
Off-system sales. Off-system sales are wholesale sales into markets outside our service territory. Off-system sales are primarily made in off-peak periods when we have competitive generation capacity available after meeting our regulated service obligations. We have shared 100% of margins on non-arbitrage sales (as defined by the settlement in PUCT Docket No. 41852) and 50% of margins on arbitrage sales with our Texas customers since April 1, 2014. We are currently sharing 90% of off-system sales margins with our New Mexico customers (as reaffirmed in NMPRC Case No. 09-00171-UT), and 25% of our off-system sales margins with our sales for resale customer under the terms of their contract. Palo Verde's availability is an important factor in realizing these off-system sales margins.
Off-system sales revenues increased $8.9 million, or 62.4%, for the three months ended March 31, 2018, when compared to the three months ended March 31, 2017, as a result of a 44.8% increase in kWh sales due to additional available power, and higher average market prices for power. Off-system sales revenues increased $19.3 million, or 39.9%, for the twelve months ended March 31, 2018, when compared to the twelve months ended March 31, 2017, as a result of an 18.7% increase in kWh sales due to additional available power, and higher average market prices for power.

Comparisons of kWh sales and operating revenues are shown below (in thousands):
			Increase (Decrease)
Three Months Ended March 31:	2018	2017	Amount	Percent
kWh sales:
Retail:
Residential	559,563	545,128	14,435	2.6%
Commercial and industrial, small	498,675	500,590	(1,915)	(0.4)
Commercial and industrial, large	248,285	252,998	(4,713)	(1.9)
Sales to public authorities	328,329	335,563	(7,234)	(2.2)
Total retail sales	1,634,852	1,634,279	573	—
Wholesale:
Sales for resale	11,730	10,921	809	7.4
Off-system sales	864,216	596,762	267,454	44.8
Total wholesale sales	875,946	607,683	268,263	44.1
Total kWh sales	2,510,798	2,241,962	268,836	12.0
Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$53,292	$51,310	$1,982	3.9%
Commercial and industrial, small	33,297	33,785	(488)	(1.4)
Commercial and industrial, large	7,126	7,900	(774)	(9.8)
Sales to public authorities	17,156	17,550	(394)	(2.2)
Total retail non-fuel base revenues (1)(2)	110,871	110,545	326	0.3
Wholesale:
Sales for resale	476	463	13	2.8
Total non-fuel base revenues	111,347	111,008	339	0.3
Fuel revenues:
Recovered from customers during the period	39,944	47,620	(7,676)	(16.1)
Over collection of fuel (3)	(7,950)	(8,530)	580	6.8
Total fuel revenues (4)	31,994	39,090	(7,096)	(18.2)
Off-system sales (5)	23,055	14,200	8,855	62.4
Wheeling revenues (6)	4,286	4,267	19	0.4
Energy efficiency cost recovery (7)	1,916	—	1,916	—
Miscellaneous (6)	2,459	1,852	607	32.8
Total revenues from customers	175,057	170,417	4,640	2.7
Other (6)	656	918	(262)	(28.5)
Total operating revenues	$175,713	$171,335	$4,378	2.6
Average number of retail customers (8):
Residential	371,351	365,311	6,040	1.7%
Commercial and industrial, small	42,205	42,076	129	0.3
Commercial and industrial, large	48	49	(1)	(2.0)
Sales to public authorities	5,592	5,433	159	2.9
Total	419,196	412,869	6,327	1.5
________________________________________

(1)	2018 includes a $2.8 million base rate increase related to the 2017 PUCT Final Order received in December 2017.

(2)
The 2017 PUCT Final Order included a provision to pass through tax savings to Texas customers for the reduction in federal statutory income tax rate under the TCJA. 2018 includes a $4.1 million reserve, pending the PUCT's final approval of the refund tariff.

(3)
Includes the portion of DOE refunds related to spent fuel storage of $1.1 million and $1.4 million in 2018 and 2017, respectively, that were credited to customers through the applicable fuel adjustment clauses.

(4)	Includes deregulated Palo Verde Unit 3 revenues for the New Mexico jurisdiction of $2.4 million and $2.8 million in 2018 and 2017, respectively.

(5)	Includes retained margins of $0.6 million and $0.5 million in 2018 and 2017, respectively.

(6)	Represents revenues with no related kWh sales.

(7)
The Company implemented ASU 2014-09, Revenue from Contracts with Customers, in the first quarter of 2018, and as required by the standard, revenues related to reimbursed costs of energy efficiency programs approved by the Company's regulators are reported in operating revenues from customers. Related expenses are reported in operations and maintenance expenses.

(8)	The number of retail customers presented is based on the number of service locations.

Comparisons of kWh sales and operating revenues are shown below (in thousands):
			Increase (Decrease)
Twelve Months Ended March 31:	2018	2017	Amount	Percent
kWh sales:
Retail:
Residential	2,837,694	2,781,832	55,862	2.0%
Commercial and industrial, small	2,408,795	2,403,811	4,984	0.2
Commercial and industrial, large	1,040,606	1,038,817	1,789	0.2
Sales to public authorities	1,557,436	1,561,838	(4,402)	(0.3)
Total retail sales	7,844,531	7,786,298	58,233	0.7
Wholesale:
Sales for resale	63,696	61,166	2,530	4.1
Off-system sales	2,310,338	1,945,597	364,741	18.7
Total wholesale sales	2,374,034	2,006,763	367,271	18.3
Total kWh sales	10,218,565	9,793,061	425,504	4.3
Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$289,866	$282,341	$7,525	2.7%
Commercial and industrial, small	198,311	196,587	1,724	0.9
Commercial and industrial, large	37,629	38,877	(1,248)	(3.2)
Sales to public authorities	97,496	97,031	465	0.5
Total retail non-fuel base revenues (1)(2)	623,302	614,836	8,466	1.4
Wholesale:
Sales for resale	2,743	2,501	242	9.7
Total non-fuel base revenues	626,045	617,337	8,708	1.4
Fuel revenues:
Recovered from customers during the period	210,704	190,536	20,168	10.6
(Over) under collection of fuel (3)	(16,553)	10,466	(27,019)	—
Total fuel revenues (4)(5)	194,151	201,002	(6,851)	(3.4)
Off-system sales (6)	67,841	48,495	19,346	39.9
Wheeling revenues (7)	18,133	21,917	(3,784)	(17.3)
Energy efficiency cost recovery (8)	1,916	—	1,916	—
Miscellaneous (7)	8,836	7,715	1,121	14.5
Total revenue from customers	916,922	896,466	20,456	2.3
Other (7)(9)	4,253	3,996	257	6.4
Total operating revenues	$921,175	$900,462	$20,713	2.3
Average number of retail customers (10):
Residential	369,554	363,454	6,100	1.7%
Commercial and industrial, small	42,010	41,398	612	1.5
Commercial and industrial, large	48	49	(1)	(2.0)
Sales to public authorities	5,571	5,319	252	4.7
Total	417,183	410,220	6,963	1.7

________________________________________

(1)	2018 includes a $9.7 million base rate increase for the period from July 18, 2017 through March 31, 2018 related to the 2017 PUCT Final Order.

(2)
The 2017 PUCT Final Order included a provision to pass through tax savings to Texas customers for the reduction in federal statutory income tax rate under the TCJA. 2018 includes a $4.9 million reserve, pending the PUCT's approval of the refund tariff.

(3)
Includes the portion of DOE refunds related to spent fuel storage of $1.1 million and $1.4 million in 2018 and 2017, respectively, that was credited to customers through the applicable fuel adjustment clauses.

(4)	2018 includes $5.0 million related to the Palo Verde performance rewards, net.

(5)	Includes deregulated Palo Verde Unit 3 revenues for the New Mexico jurisdiction of $9.4 million and $9.3 million in 2018 and 2017, respectively.

(6)	Includes retained margins of $1.8 million and $1.2 million for 2018 and 2017, respectively.

(7)	Represents revenues with no related kWh sales.

(8)
The Company implemented ASU 2014-09, Revenue from Contracts with Customers, in the first quarter of 2018, and as required by the standard, revenues related to reimbursed costs of energy efficiency programs approved by the Company's regulators are reported in operating revenues from customers. Related expenses are reported in operations and maintenance expenses.

(9)	Includes energy efficiency bonuses of $1.2 million and $0.8 million in 2018 and 2017, respectively.

(10)	The number of retail customers presented is based on the number of service locations.

Energy expenses
Our sources of energy include electricity generated from our nuclear and natural gas generating plants and purchased power. Palo Verde represents approximately 30% of our net dependable generating capacity and approximately 58% and 54% of our Company-generated energy for the three and twelve months ended March 31, 2018 and 2017, respectively. Fluctuations in the price of natural gas, which also is the primary factor influencing the price of purchased power, have had a significant impact on our cost of energy.
Energy expenses increased $1.9 million, or 3.8%, for the three months ended March 31, 2018, when compared to the three months ended March 31, 2017, primarily due to increased natural gas costs of $5.0 million due to a 72.6% increase in Megawatt-hours ("MWhs") generated with natural gas partially offset by a 30.9% decrease in the average cost of MWhs generated. This increase in energy expenses was partially offset by (i) decreased total purchased power costs of $2.5 million due to a 32.3% decrease in the MWhs purchased partially offset by a 20.3% increase in the average cost of MWhs purchased and (ii) decreased nuclear costs of $0.5 million due to a 6.7% decrease in the average cost of MWhs generated and a 1.2% decrease in MWhs generated with nuclear fuel partially offset by a $0.4 million reduction in the 2018 DOE refund compared to 2017.

	Three Months Ended March 31,
	2018			2017
Fuel Type	Cost	MWh	Cost per MWh	Cost	MWh	Cost per MWh
	(in thousands)			(in thousands)
Natural gas	$31,145	985,107	$31.62	$26,106	570,825	$45.73
Coal (a)	165	—	—	208	—	—
Nuclear (b)	9,744	1,346,507	8.12	10,292	1,363,527	8.70
Total	41,054	2,331,614	18.12	36,606	1,934,352	19.73
Purchased power:
Photovoltaic	5,024	61,570	81.60	5,298	64,735	81.84
Other	6,110	228,244	26.77	8,375	363,375	23.05
Total purchased power	11,134	289,814	38.42	13,673	428,110	31.94
Total energy	$52,188	2,621,428	20.36	$50,279	2,362,462	21.95
_______________
(a) Costs related to amortization of deferred coal mine reclamation obligations.
(b) Costs includes a DOE refund related to spent fuel storage of $1.2 million and $1.6 million recorded in March 2018 and 2017, respectively. Cost per MWh excludes these refunds.
Energy expenses increased $6.9 million, or 2.9%, for the twelve months ended March 31, 2018, when compared to the twelve months ended March 31, 2017, primarily due to increased natural gas costs of $18.5 million due to a 22.1% increase in in MWhs generated with natural gas partially offset by a 6.4% decrease in the average cost of MWhs generated. This increase in energy expenses was partially offset by (i) decreased total purchased power costs of $6.6 million due to a 17.9% decrease in MWhs purchased partially offset by a 9.1% increase in the average cost of MWhs purchased, (ii) decreased coal costs of $3.2 million as a result of the sale of our interest in Four Corners, a coal-fired generation station, on July 6, 2016, and (iii) decreased nuclear costs of $1.8 million due to a 5.1% decrease in the average cost of MWhs generated with nuclear fuel.

	Twelve Months Ended March 31,
	2018			2017
Fuel Type	Cost	MWh	Cost per MWh	Cost	MWh	Cost per MWh
	(in thousands)			(in thousands)
Natural gas	$147,266	4,255,832	$34.60	$128,776	3,484,299	$36.96
Coal (a)	532	—	—	3,727	94,252	39.54
Nuclear (b)	41,719	5,092,305	8.43	43,522	5,076,874	8.88
Total	189,517	9,348,137	20.40	176,025	8,655,425	20.52
Purchased power:
Photovoltaic	23,510	288,992	81.35	23,203	286,771	80.91
Other	33,633	1,113,553	30.20	40,551	1,420,669	28.54
Total purchased power	57,143	1,402,545	40.74	63,754	1,707,440	37.34
Total energy	$246,660	10,750,682	23.05	$239,779	10,362,865	23.29
_____________
(a) The sale of our interest in Four Corners, coal-fired generation station, closed on July 6, 2016. The costs include the amortization of deferred coal mine reclamation obligations.
(b) Costs include a DOE refund related to spent fuel storage of $1.2 million and $1.6 million recorded in March 2018 and 2017, respectively.
Cost per MWh excludes these refunds.
Operations and maintenance expense
Operations and maintenance expense increased $1.0 million, or 1.2%, for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, primarily due to increases of (i) $1.9 million related to energy efficiency program costs previously offset by the related revenues prior to the adoption of ASU 2014-09, (ii) $1.1 million due to an adjustment in estimated Four Corners pension and benefit costs recorded in the three months ended March 31, 2017, (iii) $0.6 million in transmission and distribution expense primarily due to increases in payroll costs and wheeling expense, and (iv) $0.5 million in O&M expenses at Palo Verde. These increases were partially offset by a $3.3 million decrease in O&M expenses at our fossil fuel generating plants primarily due to planned outages at Newman Units 1, 3 and 4 in the three months ended March 31, 2017, offset by a planned outage at Rio Grande Unit 8 in the three months ended March 31, 2018.
Operations and maintenance expense increased $3.7 million, or 1.2%, for the twelve months ended March 31, 2018, compared to the twelve months ended March 31, 2017, primarily due to increases of (i) $3.8 million in O&M expenses primarily due to a $3.0 million adjustment to A&G expenses at Palo Verde, (ii) $1.9 million related to energy efficiency programs expense reported in operations and maintenance expense as required by ASU 2014-09, (iii) $1.6 million in transmission expense primarily due to increases in payroll costs and wheeling expense, and (iv) $1.5 million in A&G expense primarily due to increased amortization of Texas rate case expenses and an annual merit increase. These increases were partially offset by a $4.8 million decrease in O&M expenses due to the sale of the Company's interest in Units 4 and 5 of Four Corners in July 2016.

Depreciation and amortization expense
Depreciation and amortization expense increased $1.9 million, or 8.6%, for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, primarily due to increased plant balances.
Depreciation and amortization expense increased $9.8 million, or 11.8%, for the twelve months ended March 31, 2018, compared to the twelve months ended March 31, 2017, primarily due to (i) increased plant balances and (ii) the cumulative adjustment of approximately $2.5 million, recorded in the twelve months ended March 31, 2017, which related to the first quarter of 2016 resulting from reduced depreciation rates approved in the 2016 PUCT Final Order.

Taxes other than income taxes

Taxes other than income taxes remained relatively unchanged for the three months ended March 31, 2018, compared to the three months ended March 31, 2017. Taxes other than income taxes increased $4.2 million, or 6.3%, for the twelve months ended March 31, 2018 compared to the twelve months ended March 31, 2017, primarily due to increased property valuations in Texas as a result of MPS Units 3 and 4 being placed in service in 2016 and increased billed revenues in Texas.

Other income (deductions)
Other income (deductions) decreased $3.7 million, or 36.2%, for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, primarily due to decreased investment and interest income as we recorded net losses of $3.8 million related to equity securities held at March 31, 2018 in the NDT as a result of adopting ASU 2016-01. See Note A, Principles of Preparation - New Accounting Standards Adopted, for additional information.
Other income (deductions) decreased $2.3 million, or 5.5%, for the twelve months ended March 31, 2018, compared to the twelve months ended March 31, 2017, primarily due to (i) decreased investment and interest income as we recorded net losses of $3.8 million related to equity securities held at March 31, 2018 in the NDT as a result of adopting ASU 2016-01, partially offset by higher realized gains in the NDT and (ii) decreased allowance for equity funds used during construction ("AEFUDC") resulting from lower average balances of CWIP and a reduction in the AEFUDC rate. These decreases were partially offset by increased miscellaneous other income primarily due to an increase in the expected return on assets component of net periodic benefit cost.
Interest charges (credits)
Interest charges (credits) remained relatively unchanged for the three months ended March 31, 2018, compared to the three months ended March 31, 2017. Interest charges (credits) increased by 1.7 million, or 2.1%, for the twelve months ended March 31, 2018, compared to the twelve months ended March 31, 2017, primarily due to (i) an increase in short-term borrowings for working capital purposes and (ii) decreased allowance for borrowed funds used during construction ("ABFUDC") as a result of lower average balances of CWIP and a reduction in the ABFUDC rate. These increases were partially offset by a decrease due to the retirement at maturity of the $50.0 million Series B 4.47% Senior Notes and the redemption of $33.3 million 2012 Series A 1.875% Pollution Control Bonds during the third quarter of 2017.
Income tax expense (benefit)
Income tax benefit increased $0.8 million, or 33.4%, for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, primarily due to an increase in the pre-tax loss and an increase in tax benefits related to stock incentive plans, partially offset by a decrease in the federal income tax rate.
Income tax expense decreased $4.6 million, or 8.3%, for the twelve months ended March 31, 2018, compared to the twelve months ended March 31, 2017, primarily due to (i) a decrease in state taxes, (ii) a decrease in pre-tax income, and (iii) tax benefits from stock incentive plans.
New Accounting Standards
See Notes to Financial Statements Note A for a discussion of new accounting standards.
Inflation
For the last several years, inflation has been relatively low and, therefore, has had minimal impact on our results of operations and financial condition.

Liquidity and Capital Resources
We continue to maintain a strong capital structure in which common stock equity represented 43.9% of our capitalization (common stock equity, long-term debt, current maturities of long-term debt and short-term borrowings under the RCF) as of March 31, 2018. At March 31, 2018, we had a balance of $2.6 million in cash and cash equivalents. Based on current projections, we believe that we will have adequate liquidity through the issuance of long-term debt, our current cash balances, cash from operations and available borrowings under the RCF to meet all of our anticipated cash requirements for the next twelve months.
Our principal liquidity requirements in the near-term are expected to consist of capital expenditures to expand and support electric service obligations, expenditures for nuclear fuel inventory, interest payments on our indebtedness, cash dividend payments, operating expenses including fuel costs, maintenance costs, cyber-security, security, compliance initiatives and taxes.
Capital Requirements. During the three months ended March 31, 2018, our primary capital requirements were for the construction and purchase of electric utility plant, payment of common stock dividends and purchases of nuclear fuel. Capital expenditures for new electric utility plant were $66.9 million in the three months ended March 31, 2018 compared to $53.9 million in the three months ended March 31, 2017. Capital expenditures for 2018 are expected to be approximately $236 million. Capital requirements for purchases of nuclear fuel were $9.3 million in the three months ended March 31, 2018 compared to $10.9 million in the three months ended March 31, 2017.
On March 30, 2018, we paid a quarterly cash dividend of $0.335 per share, or $13.6 million, to shareholders of record as of the close of business on March 16, 2018. We expect to continue paying quarterly cash dividends in 2018. We expect our board of directors to review the dividend policy in the second quarter of 2018. In addition, while we do not currently anticipate repurchasing shares of our common stock in 2018, we may repurchase shares of our common stock in the future. Under our repurchase program, purchases can be made at open market prices or in private transactions, and repurchased shares are available for issuance under employee benefit and stock incentive plans, or may be retired. No shares of common stock were repurchased during the three months ended March 31, 2018. As of March 31, 2018, a total of 393,816 shares remain eligible for repurchase under the repurchase program.
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
The TCJA discontinued bonus depreciation for regulated utilities which reduced tax deductions previously available to us for 2017, 2018 and 2019. The decrease in tax deductions will result in the utilization of our Net Operating Loss carryforwards ("NOL carryforwards") approximately two years earlier than anticipated and is expected to result in higher income tax payments beginning in 2019, after the full utilization of NOL carryforwards. However, due to the lower federal corporate income tax rate enacted by the TCJA, our future federal corporate income tax payments will be made at the reduced rate of 21% beginning in 2018. Due to NOL carryforwards, minimal tax payments are expected for 2018, which are mostly related to state income taxes.
The effect of the TCJA on our rates will be beneficial to our customers. Following the enactment of the TCJA and the reduction of the federal corporate income tax rate, revenues collected from our customers in 2018 are reduced in an amount that approximates the savings in tax expense. This reduction in revenues is expected to negatively impact our cash flows by approximately $26 million to $31 million during 2018.
We continually evaluate our funding requirements related to our retirement plans, other post-retirement benefit plans and the NDT. During the three months ended March 31, 2018, we contributed $2.9 million and $0.1 million to our retirement plans and other post-retirement benefits plan, respectively, and $0.5 million to the NDT. We are in compliance with the funding requirements of the federal government for our benefit plans. In addition, with respect to our nuclear plant decommissioning trust, we are in compliance with the funding requirements of the federal law and the ANPP Participation Agreement. We will continue to review our funding for these plans in order to meet our future obligations.
Capital Resources. Cash provided by operations, $26.2 million for the three months ended March 31, 2018 and $26.1 million for the three months ended March 31, 2017, is a significant source for funding capital requirements. A component of cash flows from operations is the change in net over-collection and under-collection of fuel revenues. The difference between fuel revenues collected and fuel expense incurred is deferred to be either refunded (over-recoveries) or surcharged (under-recoveries) to customers in the future. During the three months ended March 31, 2018, we had fuel over-recoveries of $8.0 million compared to over-

recoveries of fuel costs of $8.5 million during the three months ended March 31, 2017. At March 31, 2018, we had a net fuel over-recovery balance of $14.2 million, including an over-recovery of $13.3 million in Texas and an over-recovery of $0.9 million in New Mexico. On April 13, 2018, we filed a request with the PUCT to decrease our Texas fixed fuel factor by approximately 29% to reflect decreased fuel expenses primarily related to a decrease in the price of natural gas used to generate power. On April 25, 2018, the Company's proposed fuel factors were approved on an interim basis effective for the first billing cycle of the May 2018 billing month. If no party to the case requests a hearing by May 14, 2018, the Company's fuel factors will become final as provided by the PUCT's rules and no further action by the PUCT is required. The Texas fixed fuel factor will continue thereafter until changed by the PUCT.
We maintain the RCF for working capital and general corporate purposes and financing of nuclear fuel through the RGRT. The RGRT, the trust through which we finance our portion of nuclear fuel for Palo Verde, is consolidated in our financial statements. The RCF has a term ending on January 14, 2020. The maximum aggregate unsecured borrowing currently available under the RCF is $350.0 million. We may increase the RCF by up to $50.0 million (to a total of $400.0 million) during the term of the RCF, upon the satisfaction of certain conditions more fully set forth in the agreement, including obtaining commitments from lenders or third party financial institutions. We also have the option to extend the term of the RCF by one additional year to January 14, 2021, in accordance with the terms of the agreement. The total amount borrowed for nuclear fuel by the RGRT, excluding debt issuance costs, was $134.1 million at March 31, 2018, of which $89.1 million had been borrowed under the RCF, and $45.0 million was borrowed through the issuance of senior notes. Borrowings by the RGRT for nuclear fuel, excluding debt issuance costs, were $135.2 million as of March 31, 2017, of which $40.2 million had been borrowed under the RCF and $95.0 million was borrowed through the issuance of senior notes. Interest costs on borrowings to finance nuclear fuel are accumulated by the RGRT and charged to us as fuel is consumed and recovered through fuel recovery charges. At March 31, 2018, $144.0 million was outstanding under the RCF for working capital and general corporate purposes, which may include funding capital expenditures. At March 31, 2017, $94.0 million was outstanding under the RCF for working capital and general corporate purposes. Total aggregate borrowings under the RCF at March 31, 2018 were $233.1 million with an additional $116.9 million available to borrow.
We received approval from the NMPRC on October 7, 2015, to guarantee the issuance of up to $65.0 million of long-term debt by the RGRT to finance future purchases of nuclear fuel and to refinance existing nuclear fuel debt obligations, which remains effective. We received additional approval from the NMPRC on October 4, 2017 to amend and extend the RCF, issue up to $350.0 million in long-term debt and to redeem and refinance the $63.5 million 2009 Series A 7.25% Pollution Control Bonds and the $37.1 million 2009 Series B 7.25% Pollution Control Bonds, which are subject to optional redemption in 2019. The NMPRC approval to issue up to $350.0 million in long-term debt supersedes prior approval. We requested similar approval from the FERC on September 1, 2017 and received approval on October 31, 2017. The FERC approval also includes permission to guarantee the issuance of up to $65.0 million of long-term debt by the RGRT and to continue to utilize our existing RCF with the ability to amend and extend the RCF at a future date. The authorization approved by the FERC is effective from November 15, 2017 through November 14, 2019 and supersedes prior approvals.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk due to changes in interest rates, equity prices and commodity prices. See the 2017 Form 10-K, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," for a complete discussion of the market risks we face and our market risk sensitive assets and liabilities. As of March 31, 2018, there have been no material changes in the market risks we face or the fair values of assets and liabilities disclosed in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in the 2017 Form 10-K.

Item 4.	Controls and Procedures
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation pursuant to Rule 13a-15(b) under the Exchange Act of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of March 31, 2018, our disclosure controls and procedures are effective.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15, that occurred during the quarter ended March 31, 2018, that materially affected, or that were reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We hereby incorporate by reference the information set forth in Part I of this report under Notes D and I of the Notes to Financial Statements.

Item 1A.	Risk Factors

The following statements highlight risk factors that may affect our financial condition and results of operations. These are not intended to be an exhaustive discussion for all such risks, and the statements below must be read together with the risk factors discussed in the 2017 Form 10-K and in our other filings with the SEC.

Security Breaches, Criminal Activity, Terrorist Attacks and Other Disruptions to Our Infrastructure Could Interfere With Our Operations, Could Expose Us or Our Customers or Employees to a Risk of Loss, and Could Expose Us to Liability, Regulatory Penalties, Reputational Damage and Other Harm to Our Business

We rely upon our infrastructure to manage or support a variety of business processes and activities, including the generation, transmission and distribution of electricity, supply chain functions, and the invoicing and collection of payments from our customers. We also use information technology systems for human resources management, internal accounting purposes and to comply with financial reporting, legal and tax requirements. Our information technology networks and infrastructure may be vulnerable to damage, disruptions or shutdowns due to attacks by hackers, breaches due to employee error or malfeasance, system failures, computer viruses, natural disasters, a physical attack on our facilities, or other catastrophic events. The occurrence of any of these events could impact the reliability of our generation, transmission and distribution systems and energy marketing and trading functions; could expose us or our customers or employees to a risk of loss or misuse of confidential information; and could result in legal claims or proceedings, liability or regulatory penalties against us, damage our reputation or otherwise harm our business. A significant theft, loss or fraudulent use of the personally identifiable information we maintain, or of our data, by cyber-crime or otherwise could adversely impact our reputation and could result in significant costs, fines and litigation. In addition, we may be required to incur significant costs to prevent or respond to damage caused by these disruptions or security breaches in the future.

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

We may incur additional capital and operating costs in connection with the physical security and cyber security of new technologies.

We operate in a highly regulated industry that requires the continued operation and development of sophisticated information technology systems and network infrastructure. The introduction of new technology and the emergence of new industry standards and technological hurdles can create unanticipated difficulties, including failures or inadequacy of equipment or software, difficulties in integrating the various components of the equipment, changes in technology, cybersecurity issues and factors outside our control, which could negatively affect our results of operations and financial condition. As we continue to develop new technology to keep up with the demands of the industry and the needs of our customers, we may be required to expend significant capital and other resources to protect against security breaches or to alleviate problems caused by security breaches.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (Including Commissions)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2018	20,389	$52.20	—	393,816
February 1 to February 28, 2018	—	—	—	393,816
March 1 to March 31, 2018	—	—	—	393,816
_____________________
(a) Represents shares of common stock delivered to us as payment of withholding taxes due upon the vesting of restricted stock held by our employees, not considered part of the Company's repurchase program.

Item 5.	Other Information
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

Item 6.	Exhibits

Exhibit Number	Exhibit

#10.01
Form of Performance Share Award Agreement for outstanding awards between the Company and certain officers of the Company. (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 5, 2018)

#10.02	Form of Performance Share Award Agreement between the Company and certain officers of the Company. (Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 5, 2018)

#10.03	Form of Restricted Stock Award Agreement between the Company and certain officers of the Company. (Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 5, 2018)

#10.04	Form of Restricted Stock Award Agreement between the Company and non-employee directors of the Company. (Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 5, 2018)

15	Letter re Unaudited Interim Financial Information

31.01	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EL PASO ELECTRIC COMPANY

By:	/s/ NATHAN T. HIRSCHI
Nathan T. Hirschi
Senior Vice President - Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)
Dated: May 4, 2018