Form 10-Q
period 2018-06-30
EL PASO ELECTRIC CO /TX/
filed 2018-08-03
CIK 31978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
As of July 31, 2018, there were 40,691,320 shares of the Company’s no par value common stock outstanding.

DEFINITIONS
The following abbreviations, acronyms or defined terms used in this report are defined below:

Abbreviations, Acronyms or Defined Terms	Terms

A&G	Administrative and general
ABFUDC	Allowance for Borrowed Funds Used During Construction
AEFUDC	Allowance for Equity Funds Used During Construction
AFUDC	Allowance for Funds Used During Construction
ANPP Participation Agreement	Arizona Nuclear Power Project Participation Agreement dated August 23, 1973, as amended
AOCI	Accumulated Other Comprehensive Income
APS	Arizona Public Service Company
ARO	Asset Retirement Obligations
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CAA	Clean Air Act
CCN	Certificate of Convenience and Necessity
Company	El Paso Electric Company
CWIP	Construction Work In Progress
DOE	U.S. Department of Energy
El Paso	City of El Paso, Texas
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Four Corners	Four Corners Generating Station
FPPCAC	New Mexico Fuel and Purchased Power Cost Adjustment Clause
GAAP	U.S. Generally Accepted Accounting Principles
HAFB	Holloman Air Force Base
IRS	U.S. Internal Revenue Service
kW	Kilowatt(s)
kWh	Kilowatt-hour(s)
Las Cruces	City of Las Cruces, New Mexico
MPS	The Company's Montana Power Station
MW	Megawatt(s)
MWh	Megawatt-hour(s)
NAV	Net Asset Value
Newman	The Company's Newman Power Station
NDT	The Company's Palo Verde nuclear decommissioning trust funds
NMPRC	New Mexico Public Regulation Commission
NMPRC Final Order	NMPRC Final Order in Case No. 15-00127-UT
NOL carryforwards	Net Operating Loss carryforwards
OATT	Open Access Transmission Tariff
O&M	Operations and maintenance
Palo Verde	Palo Verde Generating Station
PUCT	Public Utility Commission of Texas
RCF	The Company's Revolving Credit Facility
RGEC	Rio Grande Electric Cooperative

(i)

Abbreviations, Acronyms or Defined Terms	Terms

RGRT	Rio Grande Resources Trust II
Rio Grande	The Company's Rio Grande Power Station
SAB 118	SEC Staff Accounting Bulletin No. 118
SEC	U.S. Securities and Exchange Commission
TCJA	The Federal Tax Cuts and Jobs Act of 2017
Texas Fuel Rule	Texas fuel cost recovery rule
U.S.	United States
2016 PUCT Final Order	PUCT Final Order in Docket No. 44941
2017 Form 10-K	Annual Report of El Paso Electric Company on Form 10-K for the fiscal year ended December 31, 2017
2017 PUCT Final Order	PUCT Final Order in Docket No. 46831

(ii)

EL PASO ELECTRIC COMPANY

(iii)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EL PASO ELECTRIC COMPANY
BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)

ASSETS (In thousands)
Utility plant:
Electric plant in service	$4,062,509	$3,982,095
Less accumulated depreciation and amortization	(1,352,503)	(1,320,175)
Net plant in service	2,710,006	2,661,920
Construction work in progress	169,536	146,059
Nuclear fuel; includes fuel in process of $60,240 and $59,689, respectively	195,453	194,933
Less accumulated amortization	(73,258)	(74,475)
Net nuclear fuel	122,195	120,458
Net utility plant	3,001,737	2,928,437
Current assets:
Cash and cash equivalents	11,923	6,990
Accounts receivable, principally trade, net of allowance for doubtful accounts of $1,653 and $2,300, respectively	107,084	88,585
Inventories, at cost	49,432	50,910
Under-collection of fuel revenues, regulatory asset	965	—
Prepayments and other	15,901	10,307
Total current assets	185,305	156,792
Deferred charges and other assets:
Decommissioning trust funds	287,126	286,866
Regulatory assets	89,335	96,036
Other	16,622	16,232
Total deferred charges and other assets	393,083	399,134
Total assets	$3,580,125	$3,484,363

See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
BALANCE SHEETS (Continued)

	June 30, 2018	December 31, 2017
	(Unaudited)
CAPITALIZATION AND LIABILITIES (In thousands except for share data)
Capitalization:
Common stock, stated value $1 per share, 100,000,000 shares authorized, 65,670,746 and 65,694,829 shares issued, and 157,942 and 133,859 restricted shares, respectively	$65,829	$65,829
Capital in excess of stated value	326,042	326,117
Retained earnings	1,198,767	1,159,667
Accumulated other comprehensive income (loss), net of tax	(33,746)	11,058
	1,556,892	1,562,671
Treasury stock, 25,135,367 and 25,244,350 shares, respectively, at cost	(418,690)	(420,506)
Common stock equity	1,138,202	1,142,165
Long-term debt, net of current portion	1,385,154	1,195,988
Total capitalization	2,523,356	2,338,153
Current liabilities:
Short-term borrowings under the revolving credit facility	80,445	173,533
Accounts payable, principally trade	51,959	59,270
Taxes accrued	29,148	35,660
Interest accrued	12,749	12,470
Over-collection of fuel revenues, regulatory liability	8,174	6,225
Other	39,341	29,067
Total current liabilities	221,816	316,225
Deferred credits and other liabilities:
Accumulated deferred income taxes	305,832	305,023
Accrued pension liability	79,334	83,838
Accrued post-retirement benefit liability	27,497	26,417
Asset retirement obligation	97,059	93,029
Regulatory liabilities	298,243	296,685
Other	26,988	24,993
Total deferred credits and other liabilities	834,953	829,985
Commitments and contingencies
Total capitalization and liabilities	$3,580,125	$3,484,363
See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except for share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Operating revenues	$236,796	$251,843	$412,509	$423,178
Operating expenses:
Fuel and purchased power	53,463	65,894	105,651	116,173
Operations and maintenance	88,855	82,273	169,015	161,460
Depreciation and amortization	23,958	22,495	47,772	44,429
Taxes other than income taxes	17,381	17,265	32,888	32,995
	183,657	187,927	355,326	355,057
Operating income	53,139	63,916	57,183	68,121
Other income (deductions):
Allowance for equity funds used during construction	718	726	1,638	1,541
Investment and interest income, net	11,072	12,056	16,227	21,319
Miscellaneous non-operating income	3,072	2,897	6,208	5,792
Miscellaneous non-operating deductions	(2,769)	(2,669)	(5,512)	(5,497)
	12,093	13,010	18,561	23,155
Interest charges (credits):
Interest on long-term debt and revolving credit facility	18,194	18,407	36,182	36,774
Other interest	5,115	4,728	9,769	9,073
Capitalized interest	(1,365)	(1,344)	(2,579)	(2,638)
Allowance for borrowed funds used during construction	(772)	(711)	(1,670)	(1,502)
	21,172	21,080	41,702	41,707
Income before income taxes	44,060	55,846	34,042	49,569
Income tax expense	10,765	19,780	7,713	17,492
Net income	$33,295	$36,066	$26,329	$32,077

Basic earnings per share	$0.82	$0.89	$0.65	$0.79

Diluted earnings per share	$0.82	$0.89	$0.65	$0.79

Dividends declared per share of common stock	$0.360	$0.335	$0.695	$0.645
Weighted average number of shares outstanding	40,517,713	40,409,030	40,504,526	40,398,192
Weighted average number of shares and dilutive potential shares outstanding	40,647,799	40,525,585	40,618,045	40,499,344

 See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except for share data)

	Twelve Months Ended
	June 30,
	2018	2017
Operating revenues	$906,128	$934,440
Operating expenses:
Fuel and purchased power	234,229	248,920
Operations and maintenance	327,836	321,070
Depreciation and amortization	94,186	81,601
Taxes other than income taxes	70,756	68,396
	727,007	719,987
Operating income	179,121	214,453
Other income (deductions):
Allowance for equity funds used during construction	3,122	4,095
Investment and interest income, net	33,761	39,251
Miscellaneous non-operating income	12,466	11,404
Miscellaneous non-operating deductions	(11,594)	(11,404)
	37,755	43,346
Interest charges (credits):
Interest on long-term debt and revolving credit facility	72,378	73,421
Other interest	18,866	17,473
Capitalized interest	(4,963)	(5,133)
Allowance for borrowed funds used during construction	(3,143)	(3,452)
	83,138	82,309
Income before income taxes	133,738	175,490
Income tax expense	41,225	63,121
Net income	$92,513	$112,369

Basic earnings per share	$2.28	$2.77

Diluted earnings per share	$2.27	$2.77

Dividends declared per share of common stock	$1.365	$1.265
Weighted average number of shares outstanding	40,467,231	40,381,776
Weighted average number of shares and dilutive potential shares outstanding	40,594,049	40,466,995

See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF COMPREHENSIVE OPERATIONS
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,
	2018	2017	2018	2017	2018	2017
Net income	$33,295	$36,066	$26,329	$32,077	$92,513	$112,369
Other comprehensive income (loss):
Unrecognized pension and post-retirement benefit costs:
Net gain (loss) arising during period	—	—	—	—	12,634	(20,053)
Prior service benefit	—	—	—	—	—	32,697
Reclassification adjustments included in net income for amortization of:
Prior service benefit	(2,414)	(2,413)	(4,830)	(4,829)	(9,658)	(8,906)
Net loss	1,575	1,694	3,150	3,388	6,538	5,908
Net unrealized gains/losses on marketable securities:
Net holding gains (losses) arising during period	(1,253)	4,458	(3,961)	12,179	9,135	15,643
Reclassification adjustments for net (gains) losses included in net income	147	(5,166)	665	(7,357)	(2,604)	(11,499)
Net losses on cash flow hedges:
Reclassification adjustment for interest expense included in net income	140	132	279	262	549	515
Total other comprehensive income (loss) before income taxes	(1,805)	(1,295)	(4,697)	3,643	16,594	14,305
Income tax benefit (expense) related to items of other comprehensive income (loss):
Unrecognized pension and post-retirement benefit costs	190	261	346	454	(3,723)	(4,029)
Net unrealized (gains) losses on marketable securities	221	132	656	(989)	(1,277)	(773)
Losses on cash flow hedges	(31)	(47)	(81)	(125)	(179)	(336)
Total income tax benefit (expense)	380	346	921	(660)	(5,179)	(5,138)
Other comprehensive income (loss), net of tax	(1,425)	(949)	(3,776)	2,983	11,415	9,167
Comprehensive income	$31,870	$35,117	$22,553	$35,060	$103,928	$121,536
See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net income	$26,329	$32,077
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of electric plant in service	47,772	44,429
Amortization of nuclear fuel	19,570	21,100
Deferred income taxes, net	4,204	15,339
Allowance for equity funds used during construction	(1,638)	(1,541)
Other amortization and accretion	10,350	9,991
Net gain on decommissioning trust funds	(593)	(7,357)
Other operating activities	11	(641)
Change in:
Accounts receivable	(23,516)	(32,684)
Inventories	1,906	(2,791)
Prepayments and other	(8,192)	(6,294)
Accounts payable	(6,405)	(1,262)
Taxes accrued	(4,460)	(4,014)
Interest accrued	279	86
Net over-collection of fuel revenues	984	2,667
Other current liabilities	10,274	3,530
Deferred charges and credits	(2,448)	(4,644)
Net cash provided by operating activities	74,427	67,991
Cash flows from investing activities:
Cash additions to utility property, plant and equipment	(117,349)	(108,113)
Cash additions to nuclear fuel	(18,930)	(20,647)
Insurance proceeds received for equipment	5,351	1,725
Capitalized interest and AFUDC:
Utility property, plant and equipment	(3,308)	(3,043)
Nuclear fuel and other	(2,579)	(2,638)
Allowance for equity funds used during construction	1,638	1,541
Decommissioning trust funds:
Purchases, including funding of $1.1 million and $2.3 million, respectively	(47,896)	(65,960)
Sales and maturities	44,933	62,531
Other investing activities	2,134	(928)
Net cash used for investing activities	(136,006)	(135,532)
Cash flows from financing activities:
Dividends paid	(28,257)	(26,157)
Borrowings under the revolving credit facility:
Proceeds	419,559	292,404
Payments	(512,647)	(195,094)
Proceeds from issuance of senior notes	125,000	—
Proceeds from issuance of RGRT senior notes	65,000	—
Other financing activities	(2,143)	(757)
Net cash provided by financing activities	66,512	70,396
Net increase in cash and cash equivalents	4,933	2,855
Cash and cash equivalents at beginning of period	6,990	8,420
Cash and cash equivalents at end of period	$11,923	$11,275
See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

A. Principles of Preparation
These condensed financial statements should be read in conjunction with the financial statements and notes thereto in the Annual Report of El Paso Electric Company on Form 10-K for the fiscal year ended December 31, 2017 ("2017 Form 10-K"). Capitalized terms used in this report and not defined herein have the meaning ascribed to such terms in the 2017 Form 10-K. In the opinion of the Company’s management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company at June 30, 2018 and December 31, 2017; the results of its operations and comprehensive operations for the three, six and twelve months ended June 30, 2018 and 2017; and its cash flows for the six months ended June 30, 2018 and 2017. The results of operations and comprehensive operations for the three, six and twelve months ended June 30, 2018 and 2017, and the cash flows for the six months ended June 30, 2018 and 2017, are not necessarily indicative of the results to be expected for the full calendar year.
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
Revenues. The Company recognizes revenue associated with contracts with customers when performance obligations under the terms of the contract with the customer are satisfied. Revenue is measured as the amount of consideration the Company receives in exchange for transferring goods or providing services to the customer. Taxes collected concurrently with revenue producing activities are excluded from revenue. Unbilled revenues are recorded for estimated amounts of energy delivered in the period following the customer's last billing cycle to the end of the reporting period. Unbilled revenues are estimated based on monthly generation volumes and by applying an average revenue/kilowatt-hour ("kWh") to the number of estimated kWhs delivered but not billed. Accounts receivable included accrued unbilled revenues of $38.3 million at June 30, 2018 and $22.2 million at December 31, 2017. The Company presents revenues net of sales taxes in its statements of operations.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to provide a framework that replaces the existing revenue recognition guidance, and has since modified the standard with several ASUs. The standard provides that an entity should recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. On January 1, 2018, the Company adopted the new accounting standard using the modified retrospective method. There was no cumulative effect adjustment at the initial application of the new standard. In addition, comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company expects the ongoing impact of the new standard to be immaterial to net income. As required by the standard, revenues of $3.8 million related to reimbursed costs of energy efficiency programs approved by the Company's regulators are reported in year-to-date operating revenues from customers prospectively, as opposed to being offset with associated costs within operations and maintenance. Related expenses of an equal amount are reported in operations and maintenance expenses. See Note B, Revenues, for additional information.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities, to enhance the reporting model for financial instruments by addressing certain aspects of recognition, measurement, presentation and disclosure. The Company adopted the new standard effective January 1, 2018. The adoption of ASU 2016-01 eliminates the requirements to classify investments in equity securities with readily determinable fair values into trading or available for sale and requires entities to measure equity investments at fair value and recognize any changes in fair value in the Statements of Operations. ASU 2016-01 requires a modified-retrospective approach and therefore comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. Upon adoption of the new standard, the Company recorded a cumulative effect adjustment, net of income taxes, to increase retained earnings by $41.0 million with an offset to accumulated other comprehensive income ("AOCI"). In addition, the Company recorded net losses of $2.8 million related to equity securities still held at June 30, 2018. In March 2018, the FASB issued ASU 2018-04, Investments - Debt Securities (Topic 320) and Regulated Operations (Topic 980), which provides clarification to ASU 2016-01.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments, to reduce diversity in practice in how certain cash receipts and cash payments are classified in the statement of cash flows. The Company adopted the new standard effective January 1, 2018. ASU 2016-15 was applied using a retrospective transition method to each period presented. Accordingly, the Company presented in the Statement of Cash Flows insurance proceeds received for equipment of $5.4 million and $1.7 million, respectively, for the six months ended June 30, 2018 and 2017 as cash inflows from investing activities.
In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 amends Accounting Standards Codification ("ASC") 715, Compensation - Retirement Benefits, to require companies to present the service cost component of net benefit cost in the income statement line items where compensation cost is reported. Companies will present all other components of net benefit cost separately from the line item(s) that includes the service cost and outside of any subtotal of operating income. In addition, only the service cost component will be eligible for capitalization in assets. The Company adopted the new standard effective January 1, 2018. The amendments in ASU 2017-07 were applied retrospectively for the income statement presentation of the service cost component and the other components of net benefit costs. The Company elected to apply the practical expedient and used the amounts disclosed in its pension and other postretirement benefit plan note for the 2017 comparative period as the estimation basis for applying the retrospective presentation requirements. See Note J, Employee Benefits, for additional information.
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
New Accounting Standards to be Adopted in the Future
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requiring qualitative and quantitative disclosures on leasing agreements. ASU 2016-02 maintains a distinction between finance leases and operating leases similar to the distinction under previous lease guidance for capital leases and operating leases. The impact of leases reported in the Company's operating results and statement of cash flows is expected to be similar to previous GAAP. ASU 2016-02 requires the recognition

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

in the statement of financial position, by the lessee, of a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. How leases are recorded in regard to financial position represents a significant change from previous GAAP guidance. The lessee is permitted to make an accounting policy election to not recognize lease assets and lease liabilities for short-term leases. Implementation of the standard will be required for reporting periods beginning after December 15, 2018. Adoption of the new lease accounting standard will require the Company to apply the new standard to the earliest period using a modified retrospective approach. The Company is currently in the process of evaluating the impact of the new standard, which includes continuing to monitor activities of the FASB, including the impact of ASU 2018-01, Land Easement Practical expedient for Transition to Topic 842 and ASU 2018-11, Targeted Improvements. ASU 2018-11 allows entities to adopt the standard with a cumulative effect adjustment as of the beginning of the adoption year, while maintaining prior year comparative financial information and disclosures as reported. ASU 2018-01 provides an optional practical expedient to not evaluate existing or expired land easements under Topic 842, if those land easements were not previously accounted for as leases under ASC Topic 840. The Company currently anticipates that it will apply the practical expedient under ASU 2018-01 to its existing or expired land easements as part of its transition to Topic 842. The Company's evaluation process also includes evaluating the impact, if any, on changes to business processes, systems and controls to support recognition and disclosure under the new guidance; however, at this time the Company is unable to determine the impact this standard will have on the financial statements and related disclosures.
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
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), as a result of concerns raised due to the TCJA. More specifically, because the remeasurement of deferred taxes due to the change in the federal corporate income tax rate is required to be included in income from continuing operations, the tax effects of items within AOCI (referred to as stranded tax effects) do not reflect the appropriate tax rate. ASU 2018-02 generally allows companies to reclassify stranded taxes from AOCI to retained earnings. The amount of the adjustment would be the difference between the historical federal corporate income tax rate of 35% and the newly enacted 21% federal corporate income tax rate. The provisions of ASU 2018-02 are effective for fiscal years and interim periods within that reporting period beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim periods for reporting periods for which financial statements have not been issued. The Company is currently evaluating the impact of ASU 2018-02 and its impact on regulated utilities. At June 30, 2018, stranded taxes in AOCI are approximately $7.2 million.

Supplemental Cash Flow Disclosures (in thousands)
	Six Months Ended
	June 30,
	2018	2017
Cash paid (received) for:
Interest on long-term debt and borrowings under the revolving credit facility	$35,706	$35,304
Income tax paid, net	1,636	2,251
Non-cash investing and financing activities:
Changes in accrued plant additions	(906)	(9,105)
Grants of restricted shares of common stock	1,030	1,171
Issuance of performance shares	1,499	932

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
The following table disaggregates revenue from contracts with customers, for the three, six and twelve months ended June 30, 2018 (in thousands):

	June 30, 2018
	Three Months Ended	Six Months Ended	Twelve Months Ended
Retail	$220,980	$367,607	$812,522
Wholesale	10,957	35,101	71,610
Wheeling (transmission)	4,147	8,433	17,732
Total revenues from contracts with customers	236,084	411,141	901,864
Other	712	1,368	4,264
Total operating revenues	$236,796	$412,509	$906,128
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
Retail. Retail contracts represent the Company's primary revenue source. The Company has determined that retail electric service to residential, commercial and industrial, and public authority customers represents an implied daily contract with the customer. The contract is comprised of an obligation to supply and distribute electricity and related capacity. Revenue is recognized, over time, equal to the product of the applicable tariff rates, as approved by the Public Utility Commission of Texas (the "PUCT") and the New Mexico Public Regulation Commission, (the "NMPRC"), and the volume of the electricity delivered to the customer, or through the passage of time based upon providing the service of standing ready. Unbilled revenues are recognized at month end based on estimated monthly generation volumes and by applying an average revenue per kWh to the number of estimated kWhs delivered but not billed to customers, and recorded as a receivable for the period following the last billing cycle to the end of the reporting period. Retail customers receive a bill monthly, with payment due sixteen days after issuance.
Wholesale. Wholesale contracts primarily include forward power sales into markets outside the Company’s service territory when the Company has competitive generation capacity available, after meeting its regulated service obligations. Pricing is either fixed or based on an index rate with consideration potentially including variable components. Uncertainties regarding the variable consideration will be resolved when the transaction price is known at the point of delivering the energy. The obligation to deliver the electricity is satisfied over time as the customer receives and consumes the electricity. Wholesale customers are invoiced on the 10th day of each month, with payment due by the 20th day of the month. In the case of the sale of renewable energy certificates, the transaction price is allocated to the performance obligation to deliver the confirmed quantity of the certificates based on the stand alone selling price of each certificate. Revenue is recognized as control of the certificates is transferred to the customer. The customer is invoiced upon the completed transfer of the certificates, with payment due within ten business days. Wholesale also includes an annual agreement between the Company and one of its wholesale customers, Rio Grande Electric Cooperative ("RGEC"), which involves the provision of full requirements electric service from the Company to RGEC. The rates for this service are recalculated annually and require Federal Energy Regulatory Commission ("FERC") approval.
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
Other. Other includes alternative revenue program revenue relating to the Company’s potential bonus awards from the PUCT and the NMPRC mandated energy efficiency programs. Both the PUCT and the NMPRC allow for the potential to earn an incentive bonus if the Company achieves its approved energy efficiency goals under the applicable programs. The Company recognizes revenue related to the energy efficiency program incentives at the point in time that the amount is objectively determinable generally based upon an approved order from the regulator, is probable of recovery, and if it is expected to be collected within 24 months. Other revenue also includes (i) late payment fees, (ii) leasing income, and (iii) the Company’s allocated share, based on ownership, of sales of surplus effluent water from Palo Verde Generating Station ("Palo Verde").
Accounts receivable. Accounts receivable is principally comprised of revenue from contracts with customers. The Company recognizes expense for accounts that are deemed uncollectible in operating expense. The Company recognized $0.5 million, $1.0 million and $3.2 million of uncollectible expense for the three, six and twelve months ended June 30, 2018, respectively.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

C. Accumulated Other Comprehensive Income (Loss)

              Upon adoption of ASU 2016-01, Financial Instruments-Overall, the Company recorded, on January 1, 2018, a cumulative effect adjustment, net of income taxes, to increase retained earnings by $41.0 million with an offset to AOCI. Changes in Accumulated Other Comprehensive Income (Loss) (net of tax) by component are presented below (in thousands):

	Three Months Ended June 30, 2018				Three Months Ended June 30, 2017
	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Debt Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Marketable Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)

Balance at beginning of period as previously reported	$(18,475)	$(2,593)	$(11,253)	$(32,321)	$(24,457)	$32,872	$(11,599)	$(3,184)
Other comprehensive income before reclassifications	—	(1,000)	—	(1,000)	—	3,558	—	3,558
Amounts reclassified from accumulated other comprehensive income (loss)	(649)	115	109	(425)	(458)	(4,134)	85	(4,507)
Balance at end of period	$(19,124)	$(3,478)	$(11,144)	$(33,746)	$(24,915)	$32,296	$(11,514)	$(4,133)

	Six Months Ended June 30, 2018				Six Months Ended June 30, 2017
	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Marketable Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Marketable Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)

Balance at beginning of period as previously reported	$(17,790)	$40,190	$(11,342)	$11,058	$(23,928)	$28,463	$(11,651)	$(7,116)
Cumulative effect adjustment	—	(41,028)	—	(41,028)	—	—	—	—
Other comprehensive income before reclassifications	—	(3,159)	—	(3,159)	—	9,723	—	9,723
Amounts reclassified from accumulated other comprehensive income (loss)	(1,334)	519	198	(617)	(987)	(5,890)	137	(6,740)
Balance at end of period	$(19,124)	$(3,478)	$(11,144)	$(33,746)	$(24,915)	$32,296	$(11,514)	$(4,133)

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

	Twelve Months Ended June 30, 2018				Twelve Months Ended June 30, 2017
	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Marketable Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Marketable Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)

Balance at beginning of period as previously reported	$(24,915)	$32,296	$(11,514)	$(4,133)	$(30,532)	$28,925	$(11,693)	$(13,300)
Cumulative effect adjustment	—	(41,028)	—	(41,028)	—	—	—	—
Other comprehensive income before reclassifications	7,951	7,369	—	15,320	7,363	12,661	—	20,024
Amounts reclassified from accumulated other comprehensive income (loss)	(2,160)	(2,115)	370	(3,905)	(1,746)	(9,290)	179	(10,857)
Balance at end of period	$(19,124)	$(3,478)	$(11,144)	$(33,746)	$(24,915)	$32,296	$(11,514)	$(4,133)

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Amounts reclassified from Accumulated Other Comprehensive Income (Loss) for the three, six and twelve months ended June 30, 2018 and 2017 are as follows (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,		Affected Line Item in the Statements of Operations
	2018	2017	2018	2017	2018	2017

Amortization of pension and post-retirement benefit costs:
Prior service benefit	$2,414	$2,413	$4,830	$4,829	$9,658	$8,906	Miscellaneous non-operating income
Net loss	(1,575)	(1,694)	(3,150)	(3,388)	(6,538)	(5,908)	Miscellaneous non-operating deductions
	839	719	1,680	1,441	3,120	2,998	Income (loss) before income taxes
Income tax effect	(190)	(261)	(346)	(454)	(960)	(1,252)	Income tax (benefit) expense
	649	458	1,334	987	2,160	1,746	Net income (loss)

Marketable securities:
Net realized gain (loss) on sale of securities	(147)	5,166	(665)	7,357	2,604	11,499	Investment and interest income, net
	(147)	5,166	(665)	7,357	2,604	11,499	Income (loss) before income taxes
Income tax effect	32	(1,032)	146	(1,467)	(489)	(2,209)	Income tax (benefit) expense
	(115)	4,134	(519)	5,890	2,115	9,290	Net income (loss)

Loss on cash flow hedge:
Amortization of loss	(140)	(132)	(279)	(262)	(549)	(515)	Interest on long-term debt and revolving credit facility
	(140)	(132)	(279)	(262)	(549)	(515)	Income (loss) before income taxes
Income tax effect	31	47	81	125	179	336	Income tax (benefit) expense
	(109)	(85)	(198)	(137)	(370)	(179)	Net income (loss)

Total reclassifications	$425	$4,507	$617	$6,740	$3,905	$10,857

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
Texas Regulatory Matters
2015 Texas Retail Rate Case Filing. On August 10, 2015, the Company filed with the City of El Paso, other municipalities incorporated in its Texas service territory, and the PUCT in Docket No. 44941, a request for an annual increase in non-fuel base revenues ("2015 Texas Retail Rate Case"). On July 21, 2016, the parties to PUCT Docket No. 44941 filed the Joint Motion to Implement Uncontested Amended and Restated Stipulation and Agreement which was unopposed by the parties. On August 25, 2016, the PUCT issued the PUCT Final Order in Docket No. 44941 ("2016 PUCT Final Order"). Interim rates associated with the annual non-fuel base rate increase became effective on April 1, 2016. The additional surcharges associated with the incremental Four Corners Generating Station ("Four Corners") costs, rate case expenses and the relate back of rates to consumption on and after January 12, 2016 through March 31, 2016, were implemented on October 1, 2016.
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
New base rates, including additional surcharges associated with rate case expenses and the relate back of rates to consumption on and after July 18, 2017 through December 31, 2017, were implemented in January 2018.
For financial reporting purposes, the Company deferred any recognition of the Company's request in its 2017 Texas Retail Rate Case until it received the 2017 PUCT Final Order on December 18, 2017. Accordingly, it reported in the fourth quarter of 2017 the cumulative effect of the 2017 PUCT Final Order, which related back to July 18, 2017.
The 2017 PUCT Final Order required the Company to file a refund tariff if the federal statutory income tax rate, as it relates to the Company, were decreased before the Company files its next rate case. Following the enactment of the TCJA on December 22, 2017, and in compliance with the 2017 PUCT Final Order, on March 1, 2018, the Company filed with the PUCT and each of its municipalities a proposed refund tariff designed to reduce base charges for Texas customers equivalent to the expected annual decrease of $22.7 million in federal income tax expense resulting from the tax law changes. This filing was assigned PUCT Docket No. 48124. On March 27, 2018, the PUCT approved the Company's proposed refund tariff on an interim basis, subject to refund

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

or surcharge, for customer billing effective April 1, 2018. Each of the Company's municipalities also implemented the Company's proposed tax credits on an interim basis effective April 1, 2018. The refund will be reflected in rates over a period of a year and will be updated annually until new base rates are implemented pursuant to the Company's next rate case filing. No party requested a hearing in the case before the PUCT by the deadline of April 16, 2018, and on April 18, 2018, the PUCT Staff filed its final recommendation supporting approval of the Company's application. The Company filed an agreed proposed order for final approval on behalf of all parties except the City of El Paso on April 30, 2018, and on May 31, 2018, the City of El Paso filed a notice with the PUCT stating that the City Council had authorized agreement with the proposed order. The refund tariff case is pending with the refund tariff subject to a final order from the PUCT.
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
On May 1, 2018, the Company filed its annual application, which was assigned PUCT Docket No. 48332, to establish its energy efficiency cost recovery factor for 2019. In addition to projected energy efficiency costs for 2019 and a reconciliation to prior year actual costs, the Company requested approval of a $1.0 million incentive bonus for the 2017 energy efficiency program results in accordance with PUCT rules. A hearing on the merits of this case is scheduled to begin on September 5, 2018. The Company cannot predict the outcome of this matter at this time.
Fuel and Purchased Power Costs. The Company's actual fuel costs, including purchased power energy costs, are recovered from customers through a fixed fuel factor. The PUCT has adopted the fuel cost recovery rule (the "Texas Fuel Rule") that allows the Company to seek periodic adjustments to its fixed fuel factor. The Company can seek to revise its fixed fuel factor based upon the approved formula at least four months after its last revision except in the month of December. The Texas Fuel Rule requires the Company to request to refund fuel costs in any month when the over-recovery balance exceeds a threshold material amount and it expects fuel costs to continue to be materially over-recovered. The Texas Fuel Rule also permits the Company to seek to surcharge fuel under-recoveries in any month the balance exceeds a threshold material amount and it expects fuel cost recovery to continue to be materially under-recovered. Fuel over and under-recoveries are considered material when they exceed 4% of the previous twelve months' fuel costs. All such fuel revenue and expense activities are subject to periodic final review by the PUCT in periodic fuel reconciliation proceedings.
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
On April 13, 2018, the Company filed a request with the PUCT, which was assigned Docket No. 48264, to decrease the Texas fixed fuel factor by approximately 29% to reflect decreased fuel expenses primarily related to a decrease in the price of natural gas used to generate power. On April 25, 2018, the Company's proposed fuel factors were approved on an interim basis effective for the first billing cycle of the May 2018 billing month. The revised factor was approved by the PUCT and the docket closed on May 22, 2018. The Texas fixed fuel factor will continue thereafter until changed by the PUCT. As of June 30, 2018, the Company had a net fuel over-recovery balance of approximately $8.2 million in Texas.
Fuel Reconciliation Proceeding. On September 27, 2016, the Company filed an application with the PUCT, designated as PUCT Docket No. 46308, to reconcile $436.6 million of Texas fuel and purchased power expenses incurred during the period of April 1, 2013 through March 31, 2016. On June 29, 2017, the PUCT approved a settlement in this proceeding. The settlement provides for the reconciliation of fuel and purchased power costs incurred from April 1, 2013 through March 31, 2016. Additionally, the settlement modifies and tightens the Palo Verde performance rewards measurement bands beginning with the 2018 performance period. The financial results for each of the three, six and twelve-month periods ended June 30, 2017 include a $5.0 million, pre-tax increase to income reflecting the settlement of the Texas fuel reconciliation proceeding. This amount represents Palo Verde performance rewards associated with the 2013 to 2015 performance periods net of disallowed fuel and purchased power costs as

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

approved in the settlement. The April 1, 2016 through June 30, 2018 Texas jurisdictional fuel and purchased power costs subject to prudence review total approximately $304.3 million.
Community Solar. On June 8, 2015, the Company filed a petition with the PUCT to initiate a community solar program that includes the construction and ownership of a 3 Megawatts ("MW") solar photovoltaic system located at Montana Power Station ("MPS"). Participation is on a voluntary basis, and customers contract for a set capacity (Kilowatt ("kW")) amount and receive all energy produced. This case was assigned PUCT Docket No. 44800. The Company filed a settlement agreement among all parties on July 1, 2016, approving the program, and the PUCT approved the settlement agreement and program on September 1, 2016. On April 19, 2017, the Company announced that the entire 3 MW program was fully subscribed by approximately 1,500 Texas customers. The community solar facility began commercial operation on May 31, 2017.
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
New Mexico Order Commencing Review of the Effects of the TCJA on Regulated New Mexico Utilities. On January 24, 2018, the NMPRC initiated a proceeding in Case No. 18-00016-UT into the impact of the TCJA on New Mexico regulated utilities. On February 23, 2018, the Company responded to a NMPRC Staff inquiry regarding the proceeding. On April 4, 2018, the NMPRC issued an order requiring the Company to file a proposed interim rate rider to adjust the Company’s New Mexico base revenues in amounts equivalent to the Company’s reduced income tax expense for New Mexico customers resulting from the TCJA, to be implemented on or before May 1, 2018. The NMPRC order further requires that the Company record and track a regulatory liability for the excess accumulated deferred income taxes created by the change in the federal corporate income tax rate, consistent with the effective date of the TCJA, and subject to amortization determined by the NMPRC in the Company’s next general rate case. The Company recorded such a regulatory liability during the quarter ended December 31, 2017. On April 16, 2018, after consultation with the New Mexico Attorney General pursuant to the NMPRC order, the Company filed an interim rate rider with a proposed effective date of May 1, 2018. The annualized credits expected to be refunded to New Mexico customers approximate $4.9 million. On April 25, 2018, the NMPRC approved the Company's interim rate rider, which was implemented in customer bills beginning May 1, 2018.
Fuel and Purchased Power Costs. Historically, fuel and purchased power costs were recovered through base rates and a Fuel and Purchased Power Cost Adjustment Clause (the "FPPCAC") that accounts for changes in the costs of fuel relative to the amount included in base rates. Effective July 1, 2016, with the implementation of the NMPRC Final Order, fuel and purchased power costs are no longer recovered through base rates but are recovered through the FPPCAC. The Company's request to reconcile its fuel and purchased power costs for the period January 1, 2013 through December 31, 2014, also was approved in the NMPRC Final Order. New Mexico jurisdictional costs subject to prudence review are costs from January 1, 2015 through June 30, 2018 that total approximately $190.4 million. At June 30, 2018, the Company had a net fuel under-recovery balance of approximately $1.0 million in New Mexico. As required, the Company filed a request to continue use of its FPPCAC with the NMPRC on January 5, 2018, which was assigned Case No. 18-00006-UT. Hearings in the case began on July 30, 2018. The Company cannot predict the outcome of this case at this time.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5 MW Holloman Air Force Base ("HAFB") Facility Certificate of Convenience and Necessity ("CCN"). On October 7, 2015, in Case No. 15-00185-UT, the NMPRC issued a final order approving a CCN for a 5 MW solar power generation facility located on HAFB in the Company's service territory in New Mexico. The Company and HAFB negotiated a retail contract, which includes a power sales agreement for the facility, to replace the existing load retention agreement which was approved by NMPRC final order issued October 5, 2016 in Case No. 16-00224-UT. Construction of the solar generation facility is expected to be completed in the third quarter of 2018.
New Mexico Efficient Use of Energy Recovery Factor. On July 1, 2016, the Company filed its annual application requesting approval of its 2017 Energy Efficiency and Load Management Plan and to establish energy efficiency cost recovery factors for 2017. In addition to projected energy efficiency costs for 2017, the Company requested approval of a $0.4 million incentive for 2017 energy efficiency programs in accordance with NMPRC rules. This application was assigned Case No. 16-00185-UT. On February 22, 2017, the NMPRC issued a final order approving the Company’s 2017 Energy Efficiency and Load Management Plan and authorizing recovery in 2017 of a base incentive of $0.4 million. The Company’s energy efficiency cost recovery factors were approved and effective in customer bills beginning on March 1, 2017. NMPRC rules authorize continuation of the energy efficiency programs and incentive approved in Case No. 16-00185-UT through 2018.
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
On July 2, 2018, the Company filed its required application for approval of its 2019-2021 Energy Efficiency and Load Management Plan and cost recovery factor. The application includes a request for a base incentive of 7.1% of program expenditures, or approximately $0.4 million annually for 2019-2021. The application was assigned Case No. 18-00116-UT and is currently pending. The Company cannot predict the outcome of this case at this time.
Community Solar. On April 24, 2018, the Company filed an application with the NMPRC to initiate a community solar program to include construction and ownership of a 2 MW solar photovoltaic system located in Doña Ana County near the City of Las Cruces. Customer participation will be on a voluntary basis, and customers will contract for a set capacity (kW) amount and receive all energy produced by their subscribed capacity. The application was assigned Case No. 18-00099-UT and is currently pending. The Company cannot predict the outcome of this case at this time.
Issuance of Long-Term Debt, Securities Financing, and Guarantee of Debt. On October 7, 2015, the Company received approval in NMPRC Case No. 15-00280-UT to guarantee the issuance of up to $65.0 million of long-term debt by the Rio Grande Resources Trust II (the "RGRT") to finance future purchases of nuclear fuel and to refinance existing nuclear fuel debt obligations, which remains effective. Under this authorization, on June 28, 2018, the RGRT completed the sale of $65.0 million in aggregate principal amount of 4.07% Senior Notes due August 15, 2025 (the "RGRT Notes"). On October 4, 2017, the Company received additional approval in NMPRC Case No. 17-00217-UT to amend and extend the Company's Revolving Credit Facility (the "RCF"), issue up to $350.0 million in long-term debt and to redeem and refinance the $63.5 million 2009 Series A 7.25% Pollution Control Bonds and the $37.1 million 2009 Series B 7.25% Pollution Control Bonds, which have optional redemptions beginning in 2019. The NMPRC approval to issue $350.0 million in long-term debt supersedes its prior approval. Under this authorization, on June 28, 2018, the Company issued $125.0 million in aggregate principal amount of 4.22% Senior Notes due August 15, 2028. See Note L, Long-Term Debt and Financing Obligations.
Other Required Approvals. The Company has obtained other required approvals for tariffs and other approvals as required by the New Mexico Public Utility Act and the NMPRC.
Federal Regulatory Matters
Inquiry Regarding the Effect of the TCJA on Commission-Jurisdictional Rates and Order to Show Cause. On March 15, 2018, the FERC issued two show cause orders under Section 206 of the Federal Power Act and Rule 209(a) of the FERC’s Rules of Practice and Procedure, directing 48 individual public utilities with stated transmission rates or transmission formula rates with a fixed line item of 35% for the federal income tax component to, within 60 days of the date of the orders, either (1) propose revisions to their transmission rates under their open access transmission tariffs or transmission owner tariffs on file with the FERC, or (2) show cause why they should not be required to do so. The Company was included in the list of public utilities impacted by the FERC orders. On May 14, 2018, the Company submitted its response, as required by the FERC order, which demonstrated

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

that the reduced annual income tax does not cause the Company's total transmission revenues to become excessive and therefore no rate reduction was justified. Instead, the Company stated in its response that it will make preparations for a future filing in which it will seek approval for revised Open Access Transmission Tariff ("OATT") rates that would include the recovery of an increased total transmission revenue requirement from OATT customers based on current circumstances and appropriate forward-looking adjustments. The Company cannot predict the outcome of this matter at this time.
Issuance of Long-Term Debt, Securities Financing, and Guarantee of Debt. On October 31, 2017, the FERC issued an order in Docket No. ES17-54-000 approving the Company’s filing to (i) amend and extend the RCF; (ii) issue up to $350.0 million in long-term debt; (iii) guarantee the issuance of up to $65.0 million of long-term debt by the RGRT; and (iv) redeem and refinance the $63.5 million 2009 Series A 7.25% Pollution Control Bonds and the $37.1 million 2009 Series B 7.25% Pollution Control Bonds, which have optional redemptions beginning in 2019. The order also approved the Company's request to continue to utilize the Company's existing RCF with the ability to amend and extend at a future date. The authorization is effective from November 15, 2017 through November 14, 2019 and supersedes prior FERC approvals. Under this authorization, on June 28, 2018, the Company issued $125.0 million in aggregate principal amount of 4.22% Senior Notes due August 15, 2028 and the RGRT completed the sale of $65.0 million in aggregate principal amount of 4.07% Senior Notes due August 15, 2025. See Note L, Long-Term Debt and Financing Obligations.
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
Palo Verde Operations and Maintenance Expense. Included in "Operations and maintenance" in the Company's Statements of Operations are expenses associated with Palo Verde as follows (in thousands):

	2018	2017
Three months ended June 30,	$24,977	$25,931
Six months ended June 30,	47,152	47,539
Twelve months ended June 30,	98,977	98,062

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

F. Common Stock
Dividends. The Company paid $14.6 million and $13.6 million in quarterly cash dividends during the three months ended June 30, 2018 and 2017, respectively. The Company paid a total of $28.3 million and $55.4 million in quarterly cash dividends during the six and twelve months ended June 30, 2018, respectively. The Company paid a total of $26.2 million and $51.3 million in quarterly cash dividends during the six and twelve months ended June 30, 2017, respectively. On July 19, 2018 the Board of Directors declared a quarterly cash dividend of $0.36 per share payable on September 28, 2018 to shareholders of record as of the close of business on September 14, 2018.

Basic and Diluted Earnings Per Share. The basic and diluted earnings per share are presented below (in thousands except for share data):
	Three Months Ended June 30,
	2018	2017
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	40,517,713	40,409,030
Dilutive effect of unvested performance awards	130,086	116,555
Diluted number of common shares outstanding	40,647,799	40,525,585
Basic net income per common share:
Net income	$33,295	$36,066
Income allocated to participating restricted stock	(124)	(142)
Net income available to common shareholders	$33,171	$35,924
Diluted net income per common share:
Net income	$33,295	$36,066
Income reallocated to participating restricted stock	(124)	(142)
Net income available to common shareholders	$33,171	$35,924
Basic net income per common share:
Distributed earnings	$0.36	$0.335
Undistributed earnings	0.46	0.555
Basic net income per common share	$0.82	$0.890
Diluted net income per common share:
Distributed earnings	$0.36	$0.335
Undistributed earnings	0.46	0.555
Diluted net income per common share	$0.82	$0.890

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	40,504,526	40,398,192
Dilutive effect of unvested performance awards	113,519	101,152
Diluted number of common shares outstanding	40,618,045	40,499,344
Basic net income per common share:
Net income	$26,329	$32,077
Income allocated to participating restricted stock	(98)	(119)
Net income available to common shareholders	$26,231	$31,958
Diluted net income per common share:
Net income	$26,329	$32,077
Income reallocated to participating restricted stock	(98)	(119)
Net income available to common shareholders	$26,231	$31,958
Basic net income per common share:
Distributed earnings	$0.695	$0.645
Undistributed earnings (losses)	(0.045)	0.145
Basic net income per common share	$0.650	$0.790
Diluted net income per common share:
Distributed earnings	$0.695	$0.645
Undistributed earnings (losses)	(0.045)	0.145
Diluted net income per common share	$0.650	$0.790

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

	Twelve Months Ended June 30,
	2018	2017
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	40,467,231	40,381,776
Dilutive effect of unvested performance awards	126,818	85,219
Diluted number of common shares outstanding	40,594,049	40,466,995
Basic net income per common share:
Net income	$92,513	$112,369
Income allocated to participating restricted stock	(336)	(423)
Net income available to common shareholders	$92,177	$111,946
Diluted net income per common share:
Net income	$92,513	$112,369
Income reallocated to participating restricted stock	(336)	(423)
Net income available to common shareholders	$92,177	$111,946
Basic net income per common share:
Distributed earnings	$1.365	$1.265
Undistributed earnings	0.915	1.505
Basic net income per common share	$2.280	$2.770
Diluted net income per common share:
Distributed earnings	$1.365	$1.265
Undistributed earnings	0.905	1.505
Diluted net income per common share	$2.270	$2.770

The number of restricted stock awards and performance shares at 100% performance level excluded from the calculation of the diluted number of common shares outstanding because their effect was antidilutive is presented below:

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,
	2018	2017	2018	2017	2018	2017
Restricted stock awards	55,368	58,792	63,793	68,409	65,432	62,352
Performance shares (a)	—	—	22,989	—	11,494	6,906
________________________

(a)	Certain performance shares were excluded from the computation of diluted earnings per share as no payouts would have been required based upon performance at the end of each corresponding period.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

G. Income Taxes
The Company files income tax returns in the U.S. federal jurisdiction and in the states of Texas, New Mexico and Arizona. The Company is no longer subject to tax examination by the taxing authorities in the federal, Texas, Arizona, and New Mexico jurisdictions for years prior to 2013.
For the three months ended June 30, 2018 and 2017, the Company’s effective tax rate was 24.4% and 35.4%, respectively. For the six months ended June 30, 2018 and 2017, the Company’s effective tax rate was 22.7% and 35.3%, respectively. For the twelve months ended June 30, 2018 and 2017, the Company's effective tax rate was 30.8% and 36.0%, respectively. The federal statutory tax rate is 21% in 2018 and 35% in 2017. The Company's effective tax rates for all periods in 2018 and 2017 differ from the federal statutory tax rate primarily due to capital gains in the decommissioning trusts which are taxed at the federal rate of 20%, the tax benefit of stock incentive plans, the allowance for equity funds used during construction ("AEFUDC"), and state taxes.

The results for the three, six and twelve months ended June 30, 2018, contain provisional estimates of the impact of the TCJA. These amounts are considered provisional because they use estimates for which tax returns have not yet been filed and because estimated amounts may be impacted by future regulatory and accounting guidance if and when issued. The Company will adjust these provisional amounts as further information becomes available and as we refine our calculations. As permitted by recent guidance issued by the SEC, these adjustments will occur during a reasonable “measurement period” not to exceed twelve months from the date of enactment.
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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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
The provisions in ASU 2017-07 were applied retrospectively for the income statement presentation of the service cost component and the other components of net benefit costs. The Company elected to apply the practical expedient and used the amounts disclosed in its pension and other postretirement benefit plan note for the 2017 comparative period as the estimation basis for applying the retrospective presentation requirements. The Company reclassified $2.0 million to "Operations and maintenance" in the Company’s Statement of Operations for the three months ended June 30, 2017 by increasing (i) "Investment and interest income, net" by $5.2 million, (ii) "Miscellaneous non-operating income" by $2.9 million, (iii) "Miscellaneous non-operating deductions" by $2.1 million, and (iv) "Other interest" by $4.0 million. As a result of the reclassifications, "Operations and maintenance" increased to $2.5 million in service cost from the $0.5 million in net periodic benefit cost previously reported.
The Company reclassified $4.1 million to "Operations and maintenance" in the Company’s Statement of Operations for the six months ended June 30, 2017 by increasing (i) "Investment and interest income, net" by $10.5 million, (ii) "Miscellaneous non-operating income" by $5.7 million, (iii) "Miscellaneous non-operating deductions" by $4.2 million, and (iv) "Other interest" by $7.9 million. As a result of the reclassifications, "Operations and maintenance" increased to $5.4 million in service cost from the $1.3 million in net periodic benefit cost previously reported.
The Company reclassified $8.1 million to "Operations and maintenance" in the Company’s Statement of Operations for the twelve months ended June 30, 2017 by increasing (i) "Investment and interest income, net" by $20.9 million, (ii) "Miscellaneous non-operating income" by $10.8 million, (iii) "Miscellaneous non-operating deductions" by $7.8 million, and (iv) "Other interest" by $15.8 million. As a result of the reclassifications, "Operations and maintenance" increased to $10.9 million in service cost from the $2.8 million in net periodic benefit cost previously reported.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Retirement Plans
The net periodic benefit cost recognized for the three, six and twelve months ended June 30, 2018 and 2017, is made up of the components listed below as determined using the projected unit credit actuarial cost method (in thousands):

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,
	2018	2017	2018	2017	2018	2017
Components of net periodic benefit cost:
Service cost	$2,757	$1,989	$5,515	$4,259	$9,774	$8,450
Interest cost	3,222	3,282	6,445	6,530	12,974	13,039
Expected return on plan assets	(5,315)	(4,787)	(10,630)	(9,595)	(20,224)	(19,049)
Amortization of:
Net loss	2,100	2,138	4,200	4,227	8,427	7,791
Prior service benefit	(877)	(875)	(1,755)	(1,753)	(3,508)	(3,504)
Net periodic benefit cost	$1,887	$1,747	$3,775	$3,668	$7,443	$6,727
During the six months ended June 30, 2018, the Company contributed $5.8 million of its projected $9.4 million 2018 annual contribution to its retirement plans.
Other Postretirement Benefits
The net periodic benefit recognized for the three, six and twelve months ended June 30, 2018 and 2017, is made up of the components listed below (in thousands):

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,
	2018	2017	2018	2017	2018	2017
Components of net periodic benefit:
Service cost	$700	$530	$1,400	$1,118	$2,518	$2,457
Interest cost	565	684	1,130	1,362	2,491	2,784
Expected return on plan assets	(612)	(483)	(1,225)	(953)	(2,179)	(1,868)
Amortization of:
Prior service benefit	(1,537)	(1,538)	(3,075)	(3,076)	(6,150)	(5,402)
Net gain	(525)	(444)	(1,050)	(839)	(1,889)	(1,883)
Net periodic benefit	$(1,409)	$(1,251)	$(2,820)	$(2,388)	$(5,209)	$(3,912)
During the six months ended June 30, 2018, the Company contributed $0.2 million of its projected $0.5 million 2018 annual contribution to its other postretirement benefits plan.
K. Financial Instruments and Investments
The FASB guidance requires the Company to disclose estimated fair values for its financial instruments. The Company has determined that cash and temporary investments, investment in debt securities, accounts receivable, decommissioning trust funds, long-term debt, short-term borrowings under the Company's RCF, accounts payable and customer deposits meet the definition of financial instruments. The carrying amounts of cash and temporary investments, accounts receivable, accounts payable and customer deposits approximate fair value because of the short maturity of these items. Investments in debt securities and decommissioning trust funds are carried at estimated fair value.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Long-Term Debt and Short-Term Borrowings Under the RCF. The fair values of the Company's long-term debt and short-term borrowings under the RCF are based on estimated market prices for similar issues and are presented below (in thousands):

	June 30, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Pollution Control Bonds	$157,723	$165,349	$157,676	$169,186
Senior Notes (1)	1,117,914	1,252,149	993,426	1,211,922
RGRT Senior Notes (1)(2)	109,517	111,650	44,886	47,070
RCF (2)	80,445	80,445	173,533	173,533
Total	$1,465,599	$1,609,593	$1,369,521	$1,601,711
_______________

(1)
On June 28, 2018, the Company issued $125 million in aggregate principal amount of 4.22% Senior Notes due August 15, 2028 and guaranteed the issuance by the RGRT of $65 million in aggregate principal amount of 4.07% Senior Notes due August 15, 2025. See Note L, Long-Term Debt and Financing Obligations.

(2)
Nuclear fuel financing, as of June 30, 2018 and December 31, 2017, is funded through $110 million and $45 million RGRT Senior Notes and $24.4 million and $88.5 million, respectively, under the RCF. As of June 30, 2018 and December 31, 2017, $56.0 million and $85.0 million, respectively, was outstanding under the RCF for working capital or general corporate purposes. The interest rate on the Company's borrowings under the RCF is reset throughout the quarter reflecting current market rates. Consequently, the carrying value approximates fair value.

Marketable Securities. The Company's marketable securities, included in decommissioning trust funds in the balance sheets, are reported at fair value which was $287.1 million and $286.9 million at June 30, 2018 and December 31, 2017, respectively. The investments in the Company's Palo Verde nuclear decommissioning trust funds ("NDT") are classified as available for sale debt securities, equity securities and cash and cash equivalents. These investments are recorded at their estimated fair value in accordance with FASB guidance for certain investments in debt and equity securities. On January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments-Overall, which eliminates the requirements to classify investments in equity securities with readily determinable fair values as trading or available for sale and requires entities to recognize changes in fair value for these securities in net income as reported in the Statements of Operations. ASU 2016-01 requires a modified-retrospective approach and therefore, comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.
The reported fair values include gross unrealized losses on securities classified as available for sale whose impairment the Company has deemed to be temporary. The tables below present the gross unrealized losses and the fair value of these securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	June 30, 2018
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities (1):
Federal Agency Mortgage Backed Securities	$11,527	$(169)	$10,180	$(460)	$21,707	$(629)
U.S. Government Bonds	34,018	(1,178)	17,625	(1,298)	51,643	(2,476)
Municipal Debt Obligations	5,442	(138)	6,953	(600)	12,395	(738)
Corporate Debt Obligations	26,696	(950)	3,140	(325)	29,836	(1,275)
Total	$77,683	$(2,435)	$37,898	$(2,683)	$115,581	$(5,118)

_________________

(1)	Includes 158 securities.

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
For the three, six and twelve months ended June 30, 2018 and 2017, the Company recognized other than temporary impairment losses on its available-for-sale securities as follows (in thousands):

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,
	2018	2017	2018	2017	2018	2017
Unrealized holding losses included in pre-tax income	$—	$—	$—	$—	$—	$(196)
Investments categorized as available for sale securities also include gross unrealized gains which have not been recognized in the Company's net income. The table below presents the unrecognized gross unrealized gains and the fair value of these securities, aggregated by investment category (in thousands):

	June 30, 2018		December 31, 2017
	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains
Description of Securities:
Federal Agency Mortgage Backed Securities	$2,758	$96	$5,933	$203
U.S. Government Bonds	1,890	88	11,129	256
Municipal Debt Obligations	1,232	84	2,558	109
Corporate Debt Obligations	7,666	339	19,514	1,067
Total Debt Securities	13,546	607	39,134	1,635
Domestic Equity Securities	—	—	120,065	45,587
International Equity Securities	—	—	28,804	5,908
Cash and Cash Equivalents	—	—	6,864	—
Total	$13,546	$607	$194,867	$53,130

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The Company's marketable securities include investments in mortgage backed securities, municipal, corporate and federal debt obligations. The contractual year for maturity of these available-for-sale debt securities as of June 30, 2018, is as follows (in thousands):

	Total	2018	2019 through 2022	2023 through 2027	2028 and Beyond
Federal Agency Mortgage Backed Securities	$24,465	$—	$15	$245	$24,205
U.S. Government Bonds	53,533	1,886	28,137	10,872	12,638
Municipal Debt Obligations	13,627	121	5,492	5,789	2,225
Corporate Debt Obligations	37,502	—	17,303	8,471	11,728
The Company's available for sale securities in the NDT are sold from time to time and the Company uses the specific identification basis to determine the amount to reclassify from AOCI into net income. The proceeds from the sale of these securities during the three, six and twelve months ended June 30, 2018 and 2017, and the related effects on pre-tax income are as follows (in thousands):

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,
	2018	2017	2018	2017	2018	2017
Proceeds from sales or maturities of available-for-sale securities	$2,608	$36,476	$14,365	$62,531	$48,871	$113,087
Gross realized gains included in pre-tax income	$—	$5,322	$9	$7,909	$3,873	$12,880
Gross realized losses included in pre-tax income	(147)	(156)	(674)	(552)	(1,269)	(1,185)
Gross unrealized losses included in pre-tax income	—	—	—	—	—	(196)
Net gains (losses) included in pre-tax income	$(147)	$5,166	$(665)	$7,357	$2,604	$11,499
Upon the adoption of ASU 2016-01, Financial Instruments-Overall, on January 1, 2018, the Company records, on a modified-retrospective basis, changes in fair market value for equity securities held in the NDT in the Statements of Operations. The unrealized gains and losses recognized during the three and six months ended, June 30, 2018 and related effects on pre-tax income are as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2018

Net gains and (losses) recognized on equity securities	$3,249	$1,258
Less: Net gains and (losses) recognized on equity securities sold	2,266	4,056
Unrealized gains and (losses) recognized on equity securities still held at reporting date	$983	$(2,798)
Fair Value Measurements. The FASB guidance requires the Company to provide expanded quantitative disclosures for financial assets and liabilities recorded on the balance sheet at fair value. Financial assets carried at fair value include the Company's decommissioning trust investments and investments in debt securities which are included in deferred charges and other assets on the Balance Sheets. The Company has no liabilities that are measured at fair value on a recurring basis. The FASB guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

•
Level 1 – Observable inputs that reflect quoted market prices for identical assets and liabilities in active markets. Financial assets utilizing Level 1 inputs include the NDT investments in active exchange-traded equity securities, mutual funds and U.S. Treasury securities that are in a highly liquid and active market. The Institutional Funds are valued using the

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Net Asset Value ("NAV") provided by the administrator of the fund. The NAV price is quoted on a restrictive market although the underlying investments are traded on active markets. The NAV used for determining the fair value of the Institutional Funds-International Equity investments have readily determinable fair values. Accordingly, such fund values are categorized as Level 1.

•
Level 2 – Inputs other than quoted market prices included in Level 1 that are observable for the asset or liability either directly or indirectly. Financial assets utilizing Level 2 inputs include the NDT investments in fixed income securities. The fair value of these financial instruments is based on evaluated prices that reflect observable market information, such as actual trade information of similar securities, adjusted for observable differences.

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
The fair value of the NDT and investments in debt securities at June 30, 2018 and December 31, 2017, and the level within the three levels of the fair value hierarchy defined by the FASB guidance are presented in the table below (in thousands):

Description of Securities	Fair Value as of June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading Securities:
Investments in Debt Securities	$1,697	$—	$—	$1,697
Equity Securities:
Domestic	$123,756	$123,756	$—	$—
International	27,868	27,868	—	—
Total Equity Securities	151,624	151,624	—	—
Available for Sale Debt Securities:
Federal Agency Mortgage Backed Securities	24,465	—	24,465	—
U.S. Government Bonds	53,533	53,533	—	—
Municipal Debt Obligations	13,627	—	13,627	—
Corporate Debt Obligations	37,502	—	37,502	—
Total Available for Sale Debt Securities	129,127	53,533	75,594	—
Cash and Cash Equivalents	6,375	6,375	—	—
Total	$287,126	$211,532	$75,594	$—

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Description of Securities	Fair Value as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading Securities:
Investments in Debt Securities	$1,735	$—	$—	$1,735
Available for Sale:
Federal Agency Mortgage Backed Securities	$20,732	$—	$20,732	$—
U.S. Government Bonds	58,181	58,181	—	—
Municipal Debt Obligations	16,584	—	16,584	—
Corporate Debt Obligations	34,674	—	34,674	—
Subtotal, Debt Securities	130,171	58,181	71,990	—
Domestic	121,027	121,027	—	—
International	28,804	28,804	—	—
Subtotal, Equity Securities	149,831	149,831	—	—
Cash and Cash Equivalents	6,864	6,864	—	—
Total	$286,866	$214,876	$71,990	$—

There were no transfers in or out of Level 1 and Level 2 fair value measurements categories due to changes in observable inputs during the three, six and twelve months ended June 30, 2018 and 2017. There were no purchases, sales, issuances and settlements related to the assets in the Level 3 fair value measurement category during the three, six and twelve months ended June 30, 2018 and 2017.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

L. Long-Term Debt and Financing Obligations
$125 Million Senior Notes. On June 28, 2018, the Company entered into a Note Purchase Agreement (the "Agreement") with several institutional purchasers under which the Company issued and sold $125 million aggregate principal amount of 4.22% Senior Notes due August 15, 2028 (the "Notes"). The net proceeds from the issuance of these senior notes were used to repay outstanding short-term borrowings under the RCF for working capital and general corporate purposes. The Company will pay interest on the Notes semi-annually on February 15 and August 15 of each year until maturity, beginning on February 15, 2019.
The Company may redeem the Notes, in whole or in part, at any time at a redemption price equal to 100% of the principal amount to be redeemed together with the interest on such principal amount accrued to the date of redemption, plus a make-whole amount based on the prevailing market interest rates.
$65 Million RGRT Senior Notes. On June 28, 2018, the RGRT, a Texas grantor trust through which the Company finances its portion of nuclear fuel for Palo Verde, and the Company entered into a Note Purchase Agreement (the "RGRT Agreement") with several institutional purchasers. Under the terms of the RGRT Agreement, the RGRT issued and sold $65 million aggregate principal amount of 4.07% Senior Notes due August 15, 2025 (the "RGRT Notes"). The net proceeds from the RGRT Notes were used to repay outstanding short-term borrowings under the RCF to finance nuclear fuel purchases. The Company guaranteed the payment of principal and interest on the RGRT Notes. RGRT’s assets, liabilities and operations are consolidated in the Company’s financial statements and the RGRT Notes are included as long-term debt on the balance sheet. The RGRT will pay interest on the RGRT Notes semi-annually on February 15 and August 15 of each year until maturity, beginning on February 15, 2019.
The RGRT may redeem the RGRT Notes, in whole or in part, at any time at a redemption price equal to 100% of the principal amount to be redeemed together with the interest on such principal amount accrued to the date of redemption, plus a make-whole amount based on the prevailing market interest rates.
The issuance sale of both the Notes and the RGRT Notes was made in reliance on a private placement exemption from the registration provisions of the Securities Act of 1933, as amended.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
El Paso Electric Company:

Results of Review of Interim Financial Information
We have reviewed the balance sheet of El Paso Electric Company (the "Company") as of June 30, 2018, the related statements of operations and comprehensive operations for the three-month, six-month, and twelve-month periods ended June 30, 2018 and 2017, the related statements of cash flows for the six-month periods ended June 30, 2018 and 2017, and the related notes (collectively, the interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
August 3, 2018

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this Item 2 updates, and should be read in conjunction with, the information set forth in Part II, Item 7 of the 2017 Form 10-K.

FORWARD-LOOKING STATEMENTS
Certain matters discussed in this Quarterly Report on Form 10-Q, other than statements of historical fact, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements often include words like "believe", "anticipate", "target", "project", "expect", "predict", "pro forma", "estimate", "intend", "will", "is designed to", "plan", and words of similar meaning, or are indicated by the Company's discussion of strategies or trends. Forward-looking statements describe the Company's future plans, objectives, expectations or goals. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurances can be given that these expectations will prove to be correct. Such statements address future events and conditions and include, but are not limited to:

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

Summary
The following is an overview of our results of operations for the three, six and twelve-month periods ended June 30, 2018 and 2017. Net income and basic earnings per share for the three, six and twelve-month periods ended June 30, 2018 and 2017, are shown below:

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,
	2018	2017	2018	2017	2018	2017
Net income (in thousands)	$33,295	$36,066	$26,329	$32,077	$92,513	$112,369
Basic earnings per share	0.82	0.89	0.65	0.79	2.28	2.77
The following table shows the primary factors affecting the after-tax change in net income between the 2018 and 2017 periods presented (in thousands):

	Three Months Ended	Six Months Ended	Twelve Months Ended
June 30, 2017 net income	$36,066	$32,077	$112,369
Change in (net of tax at 21%):
Palo Verde performance rewards, net (a)	(3,954)	(3,954)	(3,954)
Increased operation and maintenance at fossil-fuel generating plants (b)	(3,668)	(1,042)	(456)
Decreased investment and interest income, NDT (c)	(1,474)	(5,105)	(5,653)
Increased depreciation and amortization (d)	(1,156)	(2,641)	(9,942)
Deregulated Palo Verde Unit 3 (e)	(509)	(762)	(725)
Decreased wheeling revenues (f)	(316)	(301)	(2,784)
(Increased) decreased taxes other than income taxes (g)	(91)	85	(1,865)
Effective tax rate, other (h)	6,500	6,460	13,270
Increased (decreased) retail non-fuel base revenues (i)	1,765	2,023	(6,205)
Other	132	(511)	(1,542)
June 30, 2018 net income	$33,295	$26,329	$92,513

______________
All information presented below is expressed in pre-tax amounts except when stated otherwise.

(a)
Palo Verde performance rewards of $5.0 million, associated with the 2013 to 2015 performance periods, net of disallowed fuel and purchased power costs related to the resolution of the Texas fuel reconciliation proceeding designated as PUCT Docket No. 46308 for the period from April 2013 through March 2016, were recorded in June 2017, with no comparable amount in the three, six and twelve months ended June 30, 2018.

(b)
Operations and maintenance ("O&M") expenses at our fossil fuel generating plants increased for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, primarily due to maintenance and outage costs related to Newman Power Station ("Newman") Units 2 & 4 and Rio Grande Power Station ("Rio Grande") Unit 8 in 2018. These increases were partially offset by outage costs incurred at Newman Unit 5 in the three months ended June 30, 2017, with no comparable amount in the three months ended June 30, 2018.

O&M expenses at our fossil fuel generating plants increased for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, primarily due to outage costs at Rio Grande Unit 8 in 2018. This increase was partially offset by net reductions in maintenance and outage costs at Newman in the six months ended June 30, 2018, compared to the six months ended June 30, 2017.

(c)
Investment and interest income decreased for the three, six and twelve months ended June 30, 2018, compared to the three, six and twelve months ended June 30, 2017, primarily due to a decrease in realized and unrealized net gains on securities held in the NDT. Beginning on January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments, and began recording unrealized gains and losses on equity securities held in the NDT directly in earnings. Refer to "Impact of New Accounting Standard and Use of Non-GAAP Financial Measures" below for further details.

(d)	Depreciation and amortization increased for the three and six months ended June 30, 2018, compared to the three and six months ended June 30, 2017, primarily due to increased plant balances.

Depreciation and amortization increased for the twelve months ended June 30, 2018, compared to the twelve months ended June 30, 2017, primarily due to (i) increased plant balances and (ii) approximately $5.0 million of depreciation reduction for the first half of 2016, which was recognized when the 2016 PUCT Final Order was approved in August 2016.

(e)
Deregulated Palo Verde Unit 3 revenues decreased for the three and six months ended June 30, 2018, compared to the three and six months ended June 30, 2017, primarily due to decreases in generation of 29.5% and 14.0%, respectively, caused by a spring refueling outage at Unit 3 completed in May 2018, with no comparable outage in the three and six months ended June 30, 2017.

Deregulated Palo Verde Unit 3 revenues decreased for the twelve months ended June 30, 2018, compared to the twelve months ended June 30, 2017, primarily due to a 9.0% decrease in proxy market prices, reflecting a decline in the price of natural gas.

(f)	Wheeling revenues decreased for the twelve months ended June 30, 2018, compared to the twelve months ended June 30, 2017, primarily due to the expiration of a contract.

(g)
Taxes other than income taxes increased for the twelve months ended June 30, 2018, compared to the twelve months ended June 30, 2017, primarily due to increased property valuations in Texas and New Mexico.

(h)
The effective tax rate, other changed for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, primarily due to a decrease in the federal corporate income tax rate from 35% to 21%, excluding the tax impact of other items in the table above.

The effective tax rate, other changed for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, primarily due to (i) a decrease in the federal corporate income tax rate from 35% to 21%, excluding the tax impact of other items in the table above, and (ii) tax benefits from stock incentive plans.

The effective tax rate, other changed for the twelve months ended June 30, 2018, compared to the twelve months ended June 30, 2017, primarily due to (i) a decrease in the federal corporate income tax rate from 35% to 21%, excluding the tax impact of other items in the table above, (ii) state income taxes, and (iii) the allowance for equity funds used during construction ("AEFUDC").

(i)
Retail non-fuel base revenues increased for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, primarily due to increased revenues from residential customers of $5.6 million caused by increased kWh sales that resulted from favorable weather and an increase in the average number of residential customers served compared to the three months ended June 30, 2017, and a $4.1 million non-fuel base rate increase approved in the 2017 PUCT Final Order. These increases were partially offset by refunds of approximately $7.7 million to customers for the reduction in the federal corporate income tax rate for the period April 1, 2018 through June 30, 2018.

Retail non-fuel base revenues increased for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, primarily due to increased revenues from residential customers of $7.2 million caused by increased kWh sales that resulted from favorable weather and an increase in the average number of residential customers served compared to the six months ended June 30, 2017, and a $6.9 million non-fuel base rate increase approved in the 2017 PUCT Final Order. These increases were partially offset by refunds of approximately $11.8 million to customers for the reduction in the federal corporate income tax rate for the period January 1, 2018 through June 30, 2018.

Retail non-fuel base revenues decreased for the twelve months ended June 30, 2018, compared to the twelve months ended June 30, 2017, primarily due to (i) approximately $17.2 million of retail non-fuel base revenues for the first half of 2016, which were recognized when the 2016 PUCT Final Order was approved in August 2016 and (ii) a refunds of approximately $12.6 million to customers for the reduction in the federal corporate income tax rate for the twelve months ended June 30, 2018. These decreases were partially offset by (i) a $13.8 million non-fuel base rate increase for the period from July 18, 2017 through June 30, 2018 approved in the 2017 PUCT Final Order and (ii) increased revenues from residential customers of $7.9 million caused by increased kWh sales that resulted from an increase in the average number of residential customers.

Impact of New Accounting Standard and Use of Non-GAAP Financial Measures
Upon adoption of ASU 2016-01, Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities, the Company recorded, as of January 1, 2018, a cumulative effect adjustment to retained earnings of $41.0 million, net of tax, for the unrealized gains (losses) related to equity securities held in the NDT. As required by ASU 2016-01, changes in the fair value of equity securities are now recognized in the Company's Statements of Operations. The adoption of the new standard added the potential for significant volatility to the Company's reported results of operations as changes in the fair value of equity securities may occur. Furthermore, the equity investments included in the NDT are significant and are expected to increase significantly during the remaining life (estimated to be 27 to 30 years) of Palo Verde. Accordingly, the Company has provided the following non-GAAP financial measures, which reconcile GAAP net income to non-GAAP adjusted net income and GAAP basic earnings per share to non-GAAP adjusted basic earnings per share, to exclude the impact of changes in fair value of equity securities and realized gains (losses) from the sale of both equity and fixed income securities.

	Three Months Ended
	June 30,
	2018	2017
	(In thousands except for per share data)
Net income (GAAP)	$33,295	$36,066
Adjusting items before income tax effects
Unrealized gains, net	(983)	—
Realized gains, net	(2,119)	(5,166)
Total adjustments before income tax effects	(3,102)	(5,166)
Income taxes on above adjustments	621	1,033
Adjusting items, net of income taxes	(2,481)	(4,133)
Adjusted net income (non-GAAP)	$30,814	$31,933

Basic earnings per share (GAAP)	$0.82	$0.89
Adjusted basic earnings per share (non-GAAP)	$0.76	$0.79

	Six Months Ended
	June 30,
	2018	2017
	(In thousands except for per share data)
Net income (GAAP)	$26,329	$32,077
Adjusting items before income tax effects
Unrealized losses, net	2,798	—
Realized gains, net	(3,391)	(7,357)
Total adjustments before income tax effects	(593)	(7,357)
Income taxes on above adjustments	119	1,471
Adjusting items, net of income taxes	(474)	(5,886)
Adjusted net income (non-GAAP)	$25,855	$26,191

Basic earnings per share (GAAP)	$0.65	$0.79
Adjusted basic earnings per share (non-GAAP)	$0.64	$0.65

	Twelve Months Ended
	June 30,
	2018	2017
	(In thousands except for per share data)
Net income (GAAP)	$92,513	$112,369
Adjusting items before income tax effects
Unrealized losses, net	2,798	—
Realized gains, net	(6,660)	(11,499)
Total adjustments before income tax effects	(3,862)	(11,499)
Income taxes on above adjustments	773	2,299
Adjusting items, net of income taxes	(3,089)	(9,200)
Adjusted net income (non-GAAP)	$89,424	$103,169

Basic earnings per share (GAAP)	$2.28	$2.77
Adjusted basic earnings per share (non-GAAP)	$2.20	$2.55
Adjusted net income and adjusted basic earnings per share are not measures of financial performance under GAAP and should not be considered as an alternative to net income and earnings per share, respectively. Furthermore, the Company's presentation of any non-GAAP financial measure may not be comparable to similarly titled measures used by other companies. The Company believes adjusted net income and adjusted basic earnings per share are useful financial measures for investors and analysts in understanding the Company's core operating performance because each measure removes the effects of variances reported in the Company's results of operations that are not indicative of fundamental changes in the earnings capacity of the Company.

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
No retail customer accounted for more than 3% of our non-fuel base revenues for the three, six and twelve months ended June 30, 2018. Residential and small commercial customers represent approximately 79% of our non-fuel base revenues for the three, six and twelve months ended June 30, 2018. While this customer base is more stable, it is also more sensitive to changes in weather conditions. The current rate structures in Texas and New Mexico reflect higher base rates during the peak summer season of May through October and lower base rates during November through April for our residential and small commercial and industrial customers. As a result, our business is seasonal, with higher kWh sales and revenues during the summer cooling season.
Weather significantly impacts our residential, small commercial and industrial customers, and to a lesser extent, our sales to public authorities. Heating and cooling degree days can be used to evaluate the effect of weather on energy use. For each degree the average outdoor temperature varies from a standard of 65 degrees Fahrenheit, a degree day is recorded. For the three, six and twelve months ended June 30, 2018, retail non-fuel base revenues were positively impacted by favorable weather when compared to the three, six and twelve months ended June 30, 2017. Cooling degree days for the three, six and twelve months ended June 30, 2018 increased 19.0%, 14.9% and 3.0% when compared to the three, six and twelve months ended June 30, 2017, and were 20.9%, 20.4% and 11.5% above the 10-year average, respectively. The table below shows heating and cooling degree days compared to a 10-year average.

	Three Months Ended			Six Months Ended			Twelve Months Ended
	June 30,			June 30,			June 30,
			10-Year			10-Year			10-Year
	2018	2017	Average	2018	2017	Average	2018	2017	Average*
Heating degree days	11	45	60	976	855	1,173	1,643	1,577	2,081
Cooling degree days	1,319	1,108	1,091	1,356	1,180	1,126	3,093	3,003	2,773
______________
* Calendar year basis.
Customer growth is a key driver of the growth of retail sales. The average number of retail customers grew 1.5% for the three and six months ended June 30, 2018 when compared to the three and six months ended June 30, 2017, and 1.6% for the twelve months ended June 30, 2018 when compared to the twelve months ended June 30, 2017. See the tables presented on pages 41, 42 and 43, which provide detail on the average number of retail customers and the related revenues and kWh sales.
Retail non-fuel base revenues. Retail non-fuel base revenues for the three months ended June 30, 2018 increased $2.2 million, or 1.3%, compared to the three months ended June 30, 2017, primarily due to a $4.1 million non-fuel base rate increase approved in the 2017 PUCT Final Order. Retail non-fuel base revenues decreased by refunds of approximately $7.7 million to customers for the reduction in the federal corporate income tax rate for the period April 1, 2018 through June 30 2018. Excluding the $4.1 million 2017 PUCT Final Order impact and the $7.7 million federal corporate income tax rate refund, retail non-fuel base revenues for the three months ended June 30, 2018, increased by $5.9 million, or 3.5%, compared to the three months ended June 30, 2017. This increase primarily includes a $5.6 million increase in revenues from residential customers caused by an 8.1% increase in kWh sales driven by favorable weather and a 1.5% increase in the average number of residential customers served compared to the three months ended June 30, 2017. The Company set a new kWh sales record in the second quarter of 2018, which was 4.2% higher than the previous record for a second quarter.
Retail non-fuel base revenues for the six months ended June 30, 2018 increased $2.6 million, or 0.9%, compared to the six months ended June 30, 2017, primarily due to a $6.9 million non-fuel base rate increase approved in the 2017 PUCT Final Order. Retail non-fuel base revenues decreased by refunds of approximately $11.8 million to customers for the reduction in the federal corporate income tax rate for the period January 1, 2018 through June 30, 2018. Excluding the $6.9 million 2017 PUCT Final

Order impact and the $11.8 million federal corporate income tax rate refund, retail non-fuel base revenues for the six months ended June 30, 2018 increased by $7.5 million, or 2.7%, compared to the six months ended June 30, 2017. This increase primarily includes a $7.2 million increase in revenues from residential customers caused by a 5.8% increase in kWh sales driven by favorable weather and a 1.6% increase in the average number of residential customers served compared to the six months ended June 30, 2017.
For the twelve months ended June 30, 2018, retail non-fuel base revenues decreased $7.9 million, or 1.2%, compared to the twelve months ended June 30, 2017, primarily due to (i) approximately $17.2 million of retail non-fuel base revenues for the period from January 12, 2016 through June 30, 2016, which were recognized when the 2016 PUCT Final Order was approved in August 2016 and (ii) refunds of approximately $12.6 million to customers for the reduction in the federal corporate income tax rate for the twelve months ended June 30, 2018. These decreases were partially offset by (i) a $13.8 million non-fuel base rate increase for the period from July 18, 2017 through June 30, 2018 approved in the 2017 PUCT Final Order and (ii) increased revenues from residential customers of $7.9 million caused by a 2.4% increase in kWh sales that resulted from an increase in the average number of residential customers.
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
In the three and six months ended June 30, 2018, we under-recovered our fuel costs by $7.6 million and over-recovered our fuel costs by $0.4 million, respectively. In the twelve months ended June 30, 2018, we over-recovered our fuel costs by $14.8 million. In March 2018 and March 2017, $1.1 million and $1.4 million, respectively, were credited to customers through the applicable fuel adjustment clauses as the result of a reimbursement from the DOE related to spent nuclear fuel storage. At June 30, 2018, we had a net fuel over-recovery balance of $7.2 million, including an over-recovery of $8.2 million in Texas, offset by an under-recovery of $1.0 million in New Mexico. On October 13, 2017, we filed a request to decrease our Texas fixed fuel factor by approximately 19% to reflect decreased fuel expenses primarily related to a decrease in the price of natural gas used to generate power. The decrease in our Texas fixed fuel factor became effective beginning with the November 2017 billing month. On April 13, 2018, we filed a request with the PUCT, which was assigned Docket No. 48264, to decrease the Texas fixed fuel factor by approximately 29% to reflect decreased fuel expenses primarily related to a decrease in the price of natural gas used to generate power. On April 25, 2018, our proposed fuel factors were approved on an interim basis effective for the first billing cycle of the May 2018 billing month. No party to the case requested a hearing by May 14, 2018, and the tariff was approved and the docket closed on May 22, 2018. The Texas fuel factor will continue until changed by the PUCT.
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
Off-system sales revenues decreased $0.6 million, or 5.8%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily as a result of lower average market prices for power. Off-system sales revenues increased $8.3 million, or 33.6%, for the six months ended June 30, 2018, when compared to the six months ended June 30, 2017, primarily as a result of a 32.8% increase in kWh sales due to additional available power. Off-system sales revenues increased $17.9 million, or 36.2%, for the twelve months ended June 30, 2018, when compared to the twelve months ended June 30, 2017, primarily as a result of a 26.3% increase in kWh sales due to additional available power, and higher average market prices for power.

Comparisons of kWh sales and operating revenues are shown below (in thousands):
			Increase (Decrease)
Three Months Ended June 30:	2018	2017	Amount	Percent
kWh sales:
Retail:
Residential	783,644	724,656	58,988	8.1%
Commercial and industrial, small	658,463	647,377	11,086	1.7
Commercial and industrial, large	282,508	276,391	6,117	2.2
Sales to public authorities	434,352	423,374	10,978	2.6
Total retail sales	2,158,967	2,071,798	87,169	4.2
Wholesale:
Sales for resale	18,566	21,718	(3,152)	(14.5)
Off-system sales	425,787	374,861	50,926	13.6
Total wholesale sales	444,353	396,579	47,774	12.0
Total kWh sales	2,603,320	2,468,377	134,943	5.5
Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$80,177	$75,027	$5,150	6.9%
Commercial and industrial, small	56,267	57,090	(823)	(1.4)
Commercial and industrial, large	8,880	10,443	(1,563)	(15.0)
Sales to public authorities	27,016	27,544	(528)	(1.9)
Total retail non-fuel base revenues (1)(2)	172,340	170,104	2,236	1.3
Wholesale:
Sales for resale	867	859	8	0.9
Total non-fuel base revenues	173,207	170,963	2,244	1.3
Fuel revenues:
Recovered from customers during the period	37,728	57,148	(19,420)	(34.0)
Under collection of fuel	7,584	5,822	1,762	30.3
Total fuel revenues (3)(4)	45,312	62,970	(17,658)	(28.0)
Off-system sales (5)	9,722	10,325	(603)	(5.8)
Wheeling revenues (6)	4,147	4,548	(401)	(8.8)
Energy efficiency cost recovery (7)	1,884	—	1,884	—
Miscellaneous (6)	1,812	2,336	(524)	(22.4)
Total revenues from customers	236,084	251,142	(15,058)	(6.0)
Other (6)	712	701	11	1.6
Total operating revenues	$236,796	$251,843	$(15,047)	(6.0)
Average number of retail customers (8):
Residential	373,372	367,686	5,686	1.5%
Commercial and industrial, small	42,452	41,860	592	1.4
Commercial and industrial, large	48	48	—	—
Sales to public authorities	5,581	5,622	(41)	(0.7)
Total	421,453	415,216	6,237	1.5
________________________________________

(1)	2018 includes a $4.1 million base rate increase related to the 2017 PUCT Final Order received in December 2017.

(2)	2018 includes a $7.7 million base rate decrease related to the reduction in federal statutory income tax rate approved in the TCJA.

(3)	2017 includes $5.0 million related to the Palo Verde performance rewards, net.

(4)	Includes deregulated Palo Verde Unit 3 revenues for the New Mexico jurisdiction of $1.6 million and $2.2 million in 2018 and 2017, respectively.

(5)	Includes retained margins of $0.4 million in 2018 and 2017.

(6)	Represents revenues with no related kWh sales.

(7)
The Company implemented ASU 2014-09, Revenue from Contracts with Customers, in the first quarter of 2018, and as required by the standard, revenues related to reimbursed costs of energy efficiency programs approved by the Company's regulators are reported in operating revenues from customers. Related expenses are reported in operations and maintenance expenses.

(8)	The number of retail customers presented is based on the number of service locations.

Comparisons of kWh sales and operating revenues are shown below (in thousands):
			Increase (Decrease)
Six Months Ended June 30:	2018	2017	Amount	Percent
kWh sales:
Retail:
Residential	1,343,207	1,269,784	73,423	5.8%
Commercial and industrial, small	1,157,138	1,147,967	9,171	0.8
Commercial and industrial, large	530,793	529,389	1,404	0.3
Sales to public authorities	762,681	758,937	3,744	0.5
Total retail sales	3,793,819	3,706,077	87,742	2.4
Wholesale:
Sales for resale	30,296	32,639	(2,343)	(7.2)
Off-system sales	1,290,003	971,623	318,380	32.8
Total wholesale sales	1,320,299	1,004,262	316,037	31.5
Total kWh sales	5,114,118	4,710,339	403,779	8.6
Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$133,469	$126,337	$7,132	5.6%
Commercial and industrial, small	89,564	90,875	(1,311)	(1.4)
Commercial and industrial, large	16,006	18,343	(2,337)	(12.7)
Sales to public authorities	44,172	45,094	(922)	(2.0)
Total retail non-fuel base revenues (1)(2)	283,211	280,649	2,562	0.9
Wholesale:
Sales for resale	1,343	1,322	21	1.6
Total non-fuel base revenues	284,554	281,971	2,583	0.9
Fuel revenues:
Recovered from customers during the period	77,672	104,768	(27,096)	(25.9)
Over collection of fuel (3)	(366)	(2,708)	2,342	86.5
Total fuel revenues (4)(5)	77,306	102,060	(24,754)	(24.3)
Off-system sales (6)	32,777	24,525	8,252	33.6
Wheeling revenues (7)	8,433	8,815	(382)	(4.3)
Energy efficiency cost recovery (8)	3,800	—	3,800	—
Miscellaneous (7)	4,271	4,188	83	2.0
Total revenues from customers	411,141	421,559	(10,418)	(2.5)
Other (7)	1,368	1,619	(251)	(15.5)
Total operating revenues	$412,509	$423,178	$(10,669)	(2.5)
Average number of retail customers (9):
Residential	372,361	366,497	5,864	1.6%
Commercial and industrial, small	42,328	41,968	360	0.9%
Commercial and industrial, large	48	49	(1)	(2.0)%
Sales to public authorities	5,587	5,528	59	1.1%
Total	420,324	414,042	6,282	1.5%
________________________________________

(1)	2018 includes a $6.9 million base rate increase related to the 2017 PUCT Final Order received in December 2017.

(2)	2018 includes an $11.8 million base rate decrease related to the reduction in federal statutory income tax rate approved in the TCJA.

(3)
Includes the portion of DOE refunds related to spent fuel storage of $1.1 million and $1.4 million in 2018 and 2017, respectively, that were credited to customers through the applicable fuel adjustment clauses.

(4)	2017 includes $5.0 million related to the Palo Verde performance rewards, net.

(5)	Includes deregulated Palo Verde Unit 3 revenues for the New Mexico jurisdiction of $4.0 million and $5.0 million in 2018 and 2017, respectively.

(6)	Includes retained margins of $1.0 million and $0.9 million in 2018 and 2017, respectively.

(7)	Represents revenues with no related kWh sales.

(8)
The Company implemented ASU 2014-09, Revenue from Contracts with Customers, in the first quarter of 2018, and as required by the standard, revenues related to reimbursed costs of energy efficiency programs approved by the Company's regulators are reported in operating revenues from customers. Related expenses are reported in operations and maintenance expenses.

(9)	The number of retail customers presented is based on the number of service locations.

Comparisons of kWh sales and operating revenues are shown below (in thousands):
			Increase (Decrease)
Twelve Months Ended June 30:	2018	2017	Amount	Percent
kWh sales:
Retail:
Residential	2,896,683	2,827,453	69,230	2.4%
Commercial and industrial, small	2,419,881	2,417,474	2,407	0.1
Commercial and industrial, large	1,046,723	1,044,300	2,423	0.2
Sales to public authorities	1,568,414	1,579,935	(11,521)	(0.7)
Total retail sales	7,931,701	7,869,162	62,539	0.8
Wholesale:
Sales for resale	60,544	62,216	(1,672)	(2.7)
Off-system sales	2,361,264	1,869,657	491,607	26.3
Total wholesale sales	2,421,808	1,931,873	489,935	25.4
Total kWh sales	10,353,509	9,801,035	552,474	5.6
Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$295,016	$294,689	$327	0.1%
Commercial and industrial, small	197,488	198,970	(1,482)	(0.7)
Commercial and industrial, large	36,066	39,831	(3,765)	(9.5)
Sales to public authorities	96,968	99,903	(2,935)	(2.9)
Total retail non-fuel base revenues (1)(2)	625,538	633,393	(7,855)	(1.2)
Wholesale:
Sales for resale	2,751	2,534	217	8.6
Total non-fuel base revenues	628,289	635,927	(7,638)	(1.2)
Fuel revenues:
Recovered from customers during the period	191,284	204,863	(13,579)	(6.6)
(Over) under collection of fuel (3)	(14,791)	10,192	(24,983)	—
Total fuel revenues (4)(5)	176,493	215,055	(38,562)	(17.9)
Off-system sales (6)	67,238	49,357	17,881	36.2
Wheeling revenues (7)	17,732	21,256	(3,524)	(16.6)
Energy efficiency cost recovery (8)	3,800	—	3,800	—
Miscellaneous (7)	8,312	8,860	(548)	(6.2)
Total revenue from customers	901,864	930,455	(28,591)	(3.1)
Other (7)(9)	4,264	3,985	279	7.0
Total operating revenues	$906,128	$934,440	$(28,312)	(3.0)
Average number of retail customers (10):
Residential	370,975	364,922	6,053	1.7%
Commercial and industrial, small	42,158	41,656	502	1.2
Commercial and industrial, large	48	49	(1)	(2.0)
Sales to public authorities	5,561	5,405	156	2.9
Total	418,742	412,032	6,710	1.6

________________________________________

(1)	Includes base rate increases of $13.8 million and $17.2 million in 2018 and 2017, respectively.

(2)	2018 includes a $12.6 million base rate decrease related to the reduction in federal statutory income tax rate approved in the TCJA of 2017.

(3)
Includes the portion of DOE refunds related to spent fuel storage of $1.1 million and $1.4 million in 2018 and 2017, respectively, that was credited to customers through the applicable fuel adjustment clauses.

(4)	2017 includes $5.0 million related to the Palo Verde performance rewards, net.

(5)	Includes deregulated Palo Verde Unit 3 revenues for the New Mexico jurisdiction of $8.8 million and $9.7 million in 2018 and 2017, respectively.

(6)	Includes retained margins of $1.8 million and $1.4 million for 2018 and 2017, respectively.

(7)	Represents revenues with no related kWh sales.

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

Fuel and purchased power expense
Our sources of energy include electricity generated from our nuclear and natural gas generating plants and purchased power. Palo Verde represents approximately 30% of our net dependable generating capacity and approximately 48%, 53% and 53% of our Company-generated energy for the three, six and twelve months ended June 30, 2018, respectively. Fluctuations in the price of natural gas, which also is the primary factor influencing the price of purchased power, have had a significant impact on our cost of energy.
Fuel and purchased power expense decreased $12.4 million, or 18.9%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to (i) decreased natural gas costs of $8.7 million due to a 34.9% decrease in the average cost of Megawatt-hours ("MWhs") generated, partially offset by an 19.0% increase in MWhs generated with natural gas, (ii) decreased total purchased power costs of $3.0 million due to an 18.3% decrease in the MWhs purchased, and (iii) decreased nuclear costs of $0.8 million primarily due to a reduction in the price of uranium.

	Three Months Ended June 30,
	2018			2017
Fuel Type	Cost	MWh	Cost per MWh	Cost	MWh	Cost per MWh
	(in thousands)			(in thousands)
Natural gas	$29,904	1,256,393	$23.80	$38,602	1,055,911	$36.56
Coal (a)	165	—	—	37	—	—
Nuclear	9,692	1,139,871	8.50	10,534	1,151,530	9.15
Total	39,761	2,396,264	16.59	49,173	2,207,441	22.28
Purchased power:
Photovoltaic	7,198	89,241	80.66	7,479	91,921	81.36
Other	6,504	237,564	27.38	9,242	307,904	30.02
Total purchased power	13,702	326,805	41.93	16,721	399,825	41.82
Total fuel and purchased power	$53,463	2,723,069	19.63	$65,894	2,607,266	25.27
___________________
(a) Costs related to amortization of deferred coal mine reclamation obligations.
Fuel and purchased power expense decreased $10.5 million, or 9.1%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to (i) decreased total purchased power costs of $5.6 million due to a 25.5% decrease in the MWhs purchased partially offset by a 9.7% increase in the average cost of MWhs purchased, (ii) decreased natural gas costs of $3.7 million due to a 31.5% decrease in the average cost of MWhs generated, partially offset by a 37.8% increase in MWhs generated with natural gas, and (iii) decreased nuclear costs of $1.4 million primarily due to a reduction in the price of uranium.

	Six Months Ended June 30,
	2018			2017
Fuel Type	Cost	MWh	Cost per MWh	Cost	MWh	Cost per MWh
	(in thousands)			(in thousands)
Natural gas	$61,049	2,241,500	$27.24	$64,708	1,626,736	$39.78
Coal (a)	330	—	—	245	—	—
Nuclear (b)	19,436	2,486,378	8.29	20,826	2,515,057	8.90
Total	80,815	4,727,878	17.34	85,779	4,141,793	21.09
Purchased power:
Photovoltaic	12,222	150,811	81.04	12,778	156,656	81.57
Other	12,614	465,808	27.08	17,616	671,279	26.24
Total purchased power	24,836	616,619	40.28	30,394	827,935	36.71
Total fuel and purchased power	$105,651	5,344,497	19.99	$116,173	$4,969,728	23.69
____________________
(a) Costs related to amortization of deferred coal mine reclamation obligations.
(b) Costs include a DOE refund related to spent fuel storage of $1.2 million and $1.6 million recorded in March 2018 and 2017, respectively.
Cost per MWh excludes these refunds.

Fuel and purchased power expense decreased $14.7 million, or 5.9%, for the twelve months ended June 30, 2018 compared to the twelve months ended June 30, 2017, primarily due to (i) decreased total purchased power costs of $12.7 million due to a 25.3% decrease in the MWhs purchased partially offset by an 8.3% increase in the average cost of MWhs purchased, and (ii) decreased nuclear costs of $2.3 million primarily due to a 6.3% decrease in the average cost of MWhs generated with nuclear fuel partially offset by a $0.4 million reduction in the 2018 DOE refund compared to 2017. These decreases in energy expenses were partially offset by increased natural gas costs of $0.6 million primarily due to a 27.0% increase in the MWhs generated with natural gas, partially offset by a 21.0% decrease in the average cost of MWhs generated.

	Twelve Months Ended June 30,
	2018			2017
Fuel Type	Cost	MWh	Cost per MWh	Cost	MWh	Cost per MWh
	(in thousands)			(in thousands)
Natural gas	$138,568	4,456,314	$31.09	$137,991	3,507,771	$39.34
Coal (a)	660	—	—	871	12,109	71.93
Nuclear (b)	40,877	5,080,646	8.28	43,193	5,062,945	8.84
Total	180,105	9,536,960	19.01	182,055	8,582,825	21.39
Purchased power:
Photovoltaic	23,228	286,312	81.13	23,496	289,927	81.04
Other	30,896	1,043,213	29.62	43,369	1,489,244	29.12
Total purchased power	54,124	1,329,525	40.71	66,865	1,779,171	37.58
Total fuel and purchased power	$234,229	10,866,485	21.66	$248,920	10,361,996	24.17
_____________
(a) The sale of our interest in Four Corners, coal-fired generation station, closed on July 6, 2016. The costs include amortization of deferred coal mine reclamation obligations.
(b) Costs include a DOE refund related to spent fuel storage of $1.2 million and $1.6 million recorded in March 2018 and 2017, respectively.
Cost per MWh excludes these refunds.
Operations and maintenance expense
Operations and maintenance expense increased $6.6 million, or 8.0%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to increases of (i) $4.6 million in maintenance and outage costs related to Newman Units 2 and 4 and Rio Grande Unit 8, and (ii) $1.9 million related to energy efficiency program costs previously offset by the related revenues prior to the adoption of ASU 2014-09. These increases were partially offset by a $1.4 million decrease in outage costs incurred at Newman Unit 5 during the three months ended June 30, 2017.
Operations and maintenance expense increased $7.6 million, or 4.7%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to increases of (i) $4.1 million in outage costs at Rio Grande Unit 8, (ii) $3.8 million related to energy efficiency program costs previously offset by the related revenues prior to the adoption of ASU 2014-09, and (iii) $1.9 million in Four Corners operating expenses due to an adjustment in estimated pension and benefit costs and post-closing purchase price adjustments recorded in the six months ended June 30, 2017. These increases were partially offset by a $3.3 million net reduction in maintenance and outage costs at Newman during the six months ended June 30, 2017.
Operations and maintenance expense increased $6.8 million, or 2.1%, for the twelve months ended June 30, 2018 compared to the twelve months ended June 30, 2017, primarily due to increases of (i) $3.8 million related to energy efficiency program costs previously offset by the related revenues prior to the adoption of ASU 2014-09, (ii) $3.7 million in outage costs at Rio Grande Unit 8, and (iii) $0.9 million in Four Corners operating expenses due to a post-closing purchase price adjustment recorded in the twelve months ended June 30, 2017. These increases were partially offset by a $3.1 million net reduction in maintenance and outage costs at Newman during the twelve months ended June 30, 2017.

Depreciation and amortization expense
Depreciation and amortization expense increased $1.5 million, or 6.5%, and $3.3 million, or 7.5% for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017, primarily due to increased plant balances.
Depreciation and amortization expense increased $12.6 million, or 15.4%, for the twelve months ended June 30, 2018 compared to the twelve months ended June 30, 2017, primarily due to (i) increased plant balances and (ii) approximately $5.0 million of depreciation reduction for the first half of 2016, which was recognized when the 2016 PUCT Final Order was approved in August 2016.

Taxes other than income taxes

Taxes other than income taxes remained relatively unchanged for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017. Taxes other than income taxes increased $2.4 million, or 3.5%, for the twelve months ended June 30, 2018 compared to the twelve months ended June 30, 2017, primarily due to increased property valuations in Texas and New Mexico.
Other income (deductions)
Other income (deductions) decreased $0.9 million, or 7.0%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to a $1.9 million decrease in realized and unrealized net gains on securities held in the NDT, partially offset by a $0.7 million increase in the expected return on benefit plan assets.
Other income (deductions) decreased $4.6 million, or 19.8%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to a $6.5 million decrease in realized and unrealized net gains on securities held in the NDT, partially offset by a $1.3 million increase in the expected return on benefit plan assets.
Other income (deductions) decreased $5.6 million, or 12.9%, for the twelve months ended June 30, 2018 compared to the twelve months ended June 30, 2017, primarily due to (i) a $7.2 million decrease in realized and unrealized net gains on securities held in the NDT, and (ii) a $ 1.0 million decrease in the AEFUDC resulting from lower average balances of construction work in progress ("CWIP") and a reduction in the AEFUDC rate. These decreases were partially offset by a $1.5 million increase in the expected return on benefit plan assets.
See Note A, Principles of Preparation - New Accounting Standards Adopted, for additional information.
Interest charges (credits)
Interest charges (credits) remained relatively unchanged for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017. Interest charges (credits) increased by $0.8 million, or 1.0%, for the twelve months ended June 30, 2018 compared to the twelve months ended June 30, 2017, primarily due to (i) an increase in short-term borrowings for working capital purposes and (ii) decreased allowance for borrowed funds used during construction ("ABFUDC") as a result of lower average balances of CWIP and a reduction in the ABFUDC rate. These increases were partially offset by a decrease due to the retirement at maturity of the $50.0 million Series B 4.47% Senior Notes during the third quarter of 2017.
Income tax expense
Income tax expense decreased $9.0 million, or 45.6%, and $9.8 million, or 55.9%, for the three and six months ended June 30, 2018, respectively. The decreases compared to the three and six months ended June 30, 2017, are primarily due to decreases in pre-tax income and a decrease in the federal income tax rate.
Income tax expense decreased $21.9 million, or 34.7%, for the twelve months ended June 30, 2018 compared to the twelve months ended June 30, 2017, primarily due to (i) a decrease in pre-tax income, (ii) a decrease in the federal income tax rate, and (iii) a decrease in state income taxes.
New Accounting Standards
See Notes to Financial Statements Note A for a discussion of new accounting standards.
Inflation
For the last several years, inflation has been relatively low and, therefore, has had minimal impact on our results of operations and financial condition.

Liquidity and Capital Resources
We continue to maintain a strong capital structure in which common stock equity represented 43.7% of our capitalization (common stock equity, long-term debt, current maturities of long-term debt and short-term borrowings under the RCF) as of June 30, 2018. At June 30, 2018, we had a balance of $11.9 million in cash and cash equivalents. Based on current projections, we believe that we will have adequate liquidity through our current cash balances, cash from operations and available borrowings under the RCF to meet all of our anticipated cash requirements for the next twelve months.
Our principal liquidity requirements in the near-term are expected to consist of capital expenditures to expand and support electric service obligations, expenditures for nuclear fuel inventory, interest payments on our indebtedness, cash dividend payments, operating expenses including fuel costs, maintenance costs, cyber-security, security, compliance initiatives and taxes.
Capital Requirements. During the six months ended June 30, 2018, our primary capital requirements were for the construction and purchase of electric utility plant, payment of common stock dividends and purchases of nuclear fuel. Capital expenditures for new electric utility plant were $117.3 million in the six months ended June 30, 2018 compared to $108.1 million in the six months ended June 30, 2017. Capital expenditures for 2018 are expected to be approximately $236 million. Capital requirements for purchases of nuclear fuel were $18.9 million in the six months ended June 30, 2018 compared to $20.6 million in the six months ended June 30, 2017.
On June 29, 2018, we paid a quarterly cash dividend of $0.36 per share, or $14.6 million, to shareholders of record as of the close of business on June 15, 2018. We paid a total of $28.3 million in cash dividends during the six months ended June 30, 2018. At the current dividend rate, we expect to pay cash dividends of approximately $57.6 million during 2018. In addition, while we do not currently anticipate repurchasing shares of our common stock in 2018, we may repurchase shares of our common stock in the future. Under our repurchase program, purchases can be made at open market prices or in private transactions, and repurchased shares are available for issuance under employee benefit and stock incentive plans, or may be retired. No shares of common stock were repurchased during the six months ended June 30, 2018. As of June 30, 2018, a total of 393,816 shares remain eligible for repurchase under the repurchase program.
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
The TCJA discontinued bonus depreciation for regulated utilities which reduced tax deductions previously available to us for 2017, 2018 and 2019. The decrease in tax deductions will result in the utilization of our net operating loss carryforwards ("NOL carryforwards") approximately two years earlier than previously anticipated and is expected to result in higher income tax payments beginning in 2019, after the full utilization of NOL carryforwards. However, due to the lower federal corporate income tax rate enacted by the TCJA, our future federal corporate income tax payments will be made at the reduced rate of 21% beginning in 2018. Due to NOL carryforwards, minimal tax payments are expected for 2018, which are mostly related to state income taxes.
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
We continually evaluate our funding requirements related to our retirement plans, other post-retirement benefit plans and the NDT. During the six months ended June 30, 2018, we contributed $5.8 million and $0.2 million to our retirement plans and other post-retirement benefits plan, respectively, and $1.1 million to the NDT. We are in compliance with the funding requirements of the federal government for our benefit plans. In addition, with respect to our nuclear plant decommissioning trust, we are in compliance with the funding requirements of the federal law and the ANPP Participation Agreement. We will continue to review our funding for these plans in order to meet our future obligations.
Capital Resources. Cash provided by operations, $74.4 million for the six months ended June 30, 2018 and $68.0 million for the six months ended June 30, 2017, is a significant source for funding capital requirements. A component of cash flows from operations is the change in net over-collection and under-collection of fuel revenues. The difference between fuel revenues collected and fuel expense incurred is deferred to be either refunded (over-recoveries) or surcharged (under-recoveries) to customers in the future. During the six months ended June 30, 2018, we had fuel over-recoveries of $1.0 million compared to over-recoveries of fuel costs of $2.7 million during the six months ended June 30, 2017. At June 30, 2018, we had a net fuel over-recovery balance of $7.2 million, including an over-recovery of $8.2 million in Texas and an under-recovery of $1.0 million in New Mexico. On April 13, 2018, we filed a request with the PUCT to decrease our Texas fixed fuel factor by approximately 29% to reflect decreased fuel expenses primarily related to a decrease in the price of natural gas used to generate power. On April 25, 2018, the Company's proposed fuel factors were approved on an interim basis effective for the first billing cycle of the May 2018 billing month. The revised factor was approved by the PUCT and the docket closed on May 22, 2018. The Texas fixed fuel factor will continue thereafter until changed by the PUCT.
We maintain the RCF for working capital and general corporate purposes and financing of nuclear fuel through the RGRT. The RGRT, the trust through which we finance our portion of nuclear fuel for Palo Verde, is consolidated in our financial statements. The RCF has a term ending on January 14, 2020. The maximum aggregate unsecured borrowing currently available under the RCF is $350.0 million. We may increase the RCF by up to $50.0 million (to a total of $400.0 million) during the term of the RCF, upon the satisfaction of certain conditions more fully set forth in the agreement, including obtaining commitments from lenders or third party financial institutions. We also have the option to extend the term of the RCF by one additional year to January 14, 2021, in accordance with the terms of the agreement. The total amount borrowed for nuclear fuel by the RGRT, excluding debt issuance costs, was $134.4 million at June 30, 2018, of which $24.4 million had been borrowed under the RCF, and $110.0 million was borrowed through the issuance of senior notes. Borrowings by the RGRT for nuclear fuel, excluding debt issuance costs, were $133.9 million as of June 30, 2017, of which $38.9 million had been borrowed under the RCF and $95.0 million was borrowed through the issuance of senior notes. Interest costs on borrowings to finance nuclear fuel are accumulated by the RGRT and charged to us as fuel is consumed and recovered through fuel recovery charges. At June 30, 2018, $56.0 million was outstanding under the RCF for working capital and general corporate purposes, which may include funding capital expenditures. At June 30, 2017, $140.0 million was outstanding under the RCF for working capital and general corporate purposes. Total aggregate borrowings under the RCF at June 30, 2018 were $80.4 million with an additional $269.5 million available to borrow.
We received approval from the NMPRC on October 7, 2015, to guarantee the issuance of up to $65.0 million of long-term debt by the RGRT to finance future purchases of nuclear fuel and to refinance existing nuclear fuel debt obligations. We received additional approval from the NMPRC on October 4, 2017 to amend and extend the RCF, issue up to $350.0 million in long-term debt and to redeem and refinance the $63.5 million 2009 Series A 7.25% Pollution Control Bonds and the $37.1 million 2009 Series B 7.25% Pollution Control Bonds, which are subject to optional redemption in 2019. The NMPRC approval to issue up to $350.0 million in long-term debt supersedes its prior approval. We requested similar approval from the FERC on September 1, 2017 and received approval on October 31, 2017. The FERC approval also included permission to guarantee the issuance of up to $65.0 million of long-term debt by the RGRT and to continue to utilize our existing RCF with the ability to amend and extend the RCF at a future date. The authorization approved by the FERC is effective from November 15, 2017 through November 14, 2019 and supersedes its prior approvals. Under these authorizations, on June 28, 2018, the Company issued $125 million in aggregate principal amount of 4.22% Senior Notes due August 15, 2028 and guaranteed the issuance by the RGRT of $65 million in aggregate principal amount of 4.07% Senior Notes due August 15, 2025. The net proceeds from the sale of these senior notes were used to repay outstanding short-term borrowings under the RCF.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk due to changes in interest rates, equity prices and commodity prices. See the 2017 Form 10-K, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," for a complete discussion of the market risks we face and our market risk sensitive assets and liabilities. As of June 30, 2018, there have been no material changes in the market risks we face or the fair values of assets and liabilities disclosed in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in the 2017 Form 10-K.

Item 4.	Controls and Procedures
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation pursuant to Rule 13a-15(b) under the Exchange Act of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of June 30, 2018, our disclosure controls and procedures are effective.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15, that occurred during the quarter ended June 30, 2018, that materially affected, or that were reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We hereby incorporate by reference the information set forth in Part I of this report under Notes D and I of the Notes to Financial Statements.

Item 1A.	Risk Factors

Our 2017 Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 30, 2018 include a detailed discussion of our risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities.

Period	Total Number of Shares Purchased	Average Price Paid per Share (Including Commissions)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2018	—	$—	—	393,816
May 1 to May 31, 2018	—	—	—	393,816
June 1 to June 30, 2018	—	—	—	393,816

Item 5.	Other Information
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

10.01*
Form of Restricted Stock Award Agreement (for non-employee directors) between the Company and certain directors of the Company. (Identical in all material respects to Exhibit 10.5 to the Company's Current Report on Form 8-K, filed on February 5, 2018).

10.02	Amendment dated June 29, 2018, to the Franchise Agreement between the Company and the City of El Paso, dated July 12, 2005.

10.03*
Note Purchase Agreement, dated as of June 28, 2018, between El Paso Electric Company, Rio Grande Resources Trust II and the purchasers named therein. (Exhibit 10.1 to the Company's Current Report Form 8-K, filed on June 29, 2018).

10.04*	Note Purchase Agreement, dated as of June 28, 2018, between El Paso Electric Company and the purchasers named therein. (Exhibit 10.2 to the Company's Current Report Form 8-K, filed on June 29, 2018).

15	Letter re Unaudited Interim Financial Information

31.01	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed as indicated.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EL PASO ELECTRIC COMPANY

By:	/s/ NATHAN T. HIRSCHI
Nathan T. Hirschi
Senior Vice President - Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)
Dated: August 3, 2018