Form 10-Q
period 2018-09-30
EL PASO ELECTRIC CO /TX/
filed 2018-11-02
CIK 31978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
As of October 31, 2018, there were 40,691,951 shares of the Company’s no par value common stock outstanding.

DEFINITIONS
The following abbreviations, acronyms or defined terms used in this report are defined below:

Abbreviations, Acronyms or Defined Terms	Terms

A&G	Administrative and general
ABFUDC	Allowance for Borrowed Funds Used During Construction
ACE	Affordable Clean Energy
AEFUDC	Allowance for Equity Funds Used During Construction
AFUDC	Allowance for Funds Used During Construction
ANPP Participation Agreement	Arizona Nuclear Power Project Participation Agreement dated August 23, 1973, as amended
AOCI	Accumulated Other Comprehensive Income
APS	Arizona Public Service Company
ARO	Asset Retirement Obligations
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CAA	Clean Air Act
CCN	Certificate of Convenience and Necessity
Company	El Paso Electric Company
CPP	Clean Power Plan
CWIP	Construction Work In Progress
DOE	U.S. Department of Energy
El Paso	City of El Paso, Texas
EPA	The U.S. Environmental Protection Agency
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Four Corners	Four Corners Generating Station
FPPCAC	New Mexico Fuel and Purchased Power Cost Adjustment Clause
GAAP	U.S. Generally Accepted Accounting Principles
GHG	Greenhouse Gas
HAFB	Holloman Air Force Base
IRS	U.S. Internal Revenue Service
kW	Kilowatt(s)
kWh	Kilowatt-hour(s)
Las Cruces	City of Las Cruces, New Mexico
MPS	The Company's Montana Power Station
MW	Megawatt(s)
MWh	Megawatt-hour(s)
NAAQS	National Ambient Air Quality Standards
NAV	Net Asset Value
Newman	The Company's Newman Power Station
NDT	The Company's Palo Verde nuclear decommissioning trust funds
NMPRC	New Mexico Public Regulation Commission
NMPRC Final Order	NMPRC Final Order in Case No. 15-00127-UT
NOL carryforwards	Net Operating Loss carryforwards

(i)

Abbreviations, Acronyms or Defined Terms	Terms

OATT	Open Access Transmission Tariff
O&M	Operations and maintenance
Palo Verde	Palo Verde Generating Station
Ppb	Parts Per Billion
PUCT	Public Utility Commission of Texas
RCF	The Company's Revolving Credit Facility
RGEC	Rio Grande Electric Cooperative
RGRT	Rio Grande Resources Trust II
Rio Grande	The Company's Rio Grande Power Station
SAB 118	SEC Staff Accounting Bulletin No. 118
SEC	U.S. Securities and Exchange Commission
Securities Act	The Securities Act of 1933, as amended
TCJA	The federal legislation commonly referred to as the Tax Cuts and Jobs Act of 2017
Texas Fuel Rule	Texas fuel cost recovery rule
U.S.	United States
2016 PUCT Final Order	PUCT Final Order in Docket No. 44941
2017 Form 10-K	Annual Report of El Paso Electric Company on Form 10-K for the fiscal year ended December 31, 2017
2017 PUCT Final Order	PUCT Final Order in Docket No. 46831

(ii)

EL PASO ELECTRIC COMPANY

(iii)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EL PASO ELECTRIC COMPANY
BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)

ASSETS (In thousands)
Utility plant:
Electric plant in service	$4,089,896	$3,982,095
Less accumulated depreciation and amortization	(1,375,721)	(1,320,175)
Net plant in service	2,714,175	2,661,920
Construction work in progress	207,514	146,059
Nuclear fuel; includes fuel in process of $70,778 and $59,689, respectively	205,991	194,933
Less accumulated amortization	(82,840)	(74,475)
Net nuclear fuel	123,151	120,458
Net utility plant	3,044,840	2,928,437
Current assets:
Cash and cash equivalents	15,965	6,990
Accounts receivable, principally trade, net of allowance for doubtful accounts of $2,275 and $2,300, respectively	117,950	88,585
Inventories, at cost	53,078	50,910
Prepayments and other	13,838	10,307
Total current assets	200,831	156,792
Deferred charges and other assets:
Decommissioning trust funds	297,030	286,866
Regulatory assets	83,764	96,036
Other	17,728	16,232
Total deferred charges and other assets	398,522	399,134
Total assets	$3,644,193	$3,484,363

See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
BALANCE SHEETS (Continued)

	September 30, 2018	December 31, 2017
	(Unaudited)
CAPITALIZATION AND LIABILITIES (In thousands except for share data)
Capitalization:
Common stock, stated value $1 per share, 100,000,000 shares authorized, 65,672,747 and 65,694,829 shares issued, and 155,941 and 133,859 restricted shares, respectively	$65,829	$65,829
Capital in excess of stated value	327,320	326,117
Retained earnings	1,257,397	1,159,667
Accumulated other comprehensive income (loss), net of tax	(34,633)	11,058
	1,615,913	1,562,671
Treasury stock, 25,136,737 and 25,244,350 shares, respectively, at cost	(418,713)	(420,506)
Common stock equity	1,197,200	1,142,165
Long-term debt, net of current portion	1,385,254	1,195,988
Total capitalization	2,582,454	2,338,153
Current liabilities:
Short-term borrowings under the revolving credit facility	19,362	173,533
Accounts payable, principally trade	73,537	59,270
Taxes accrued	42,054	35,660
Interest accrued	20,961	12,470
Over-collection of fuel revenues, regulatory liability	9,905	6,225
Other	38,252	29,067
Total current liabilities	204,071	316,225
Deferred credits and other liabilities:
Accumulated deferred income taxes	325,383	305,023
Accrued pension liability	77,261	83,838
Accrued post-retirement benefit liability	28,130	26,417
Asset retirement obligation	99,144	93,029
Regulatory liabilities	299,431	296,685
Other	28,319	24,993
Total deferred credits and other liabilities	857,668	829,985
Commitments and contingencies
Total capitalization and liabilities	$3,644,193	$3,484,363
See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except for share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Operating revenues	$300,271	$297,470	$712,780	$720,648
Operating expenses:
Fuel and purchased power	71,086	75,319	176,737	191,492
Operations and maintenance	83,355	74,685	252,370	236,145
Depreciation and amortization	24,169	22,565	71,941	66,994
Taxes other than income taxes	21,728	21,213	54,616	54,208
	200,338	193,782	555,664	548,839
Operating income	99,933	103,688	157,116	171,809
Other income (deductions):
Allowance for equity funds used during construction	824	668	2,462	2,209
Investment and interest income, net	16,815	8,989	33,042	30,308
Miscellaneous non-operating income	3,037	3,075	9,245	8,867
Miscellaneous non-operating deductions	(3,263)	(3,180)	(8,775)	(8,677)
	17,413	9,552	35,974	32,707
Interest charges (credits):
Interest on long-term debt and revolving credit facility	19,603	18,215	55,785	54,989
Other interest	4,127	4,673	13,896	13,746
Capitalized interest	(1,488)	(1,193)	(4,067)	(3,831)
Allowance for borrowed funds used during construction	(881)	(671)	(2,551)	(2,173)
	21,361	21,024	63,063	62,731
Income before income taxes	95,985	92,216	130,027	141,785
Income tax expense	22,714	32,532	30,427	50,024
Net income	$73,271	$59,684	$99,600	$91,761

Basic earnings per share	$1.80	$1.47	$2.45	$2.26

Diluted earnings per share	$1.79	$1.47	$2.44	$2.26

Dividends declared per share of common stock	$0.360	$0.335	$1.055	$0.980
Weighted average number of shares outstanding	40,535,489	40,427,589	40,514,961	40,408,100
Weighted average number of shares and dilutive potential shares outstanding	40,697,047	40,551,315	40,644,493	40,516,777

 See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except for share data)

	Twelve Months Ended
	September 30,
	2018	2017
Operating revenues	$908,929	$908,685
Operating expenses:
Fuel and purchased power	229,996	245,425
Operations and maintenance	336,506	315,677
Depreciation and amortization	95,790	88,214
Taxes other than income taxes	71,271	69,444
	733,563	718,760
Operating income	175,366	189,925
Other income (deductions):
Allowance for equity funds used during construction	3,278	3,365
Investment and interest income, net	41,587	39,281
Miscellaneous non-operating income	12,428	11,901
Miscellaneous non-operating deductions	(11,677)	(11,542)
	45,616	43,005
Interest charges (credits):
Interest on long-term debt and revolving credit facility	73,766	73,312
Other interest	18,320	17,757
Capitalized interest	(5,258)	(5,083)
Allowance for borrowed funds used during construction	(3,353)	(2,992)
	83,475	82,994
Income before income taxes	137,507	149,936
Income tax expense	31,407	52,519
Net income	$106,100	$97,417

Basic earnings per share	$2.61	$2.40

Diluted earnings per share	$2.60	$2.40

Dividends declared per share of common stock	$1.39	$1.29
Weighted average number of shares outstanding	40,494,482	40,398,022
Weighted average number of shares and dilutive potential shares outstanding	40,630,758	40,498,642

See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF COMPREHENSIVE OPERATIONS
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,
	2018	2017	2018	2017	2018	2017
Net income	$73,271	$59,684	$99,600	$91,761	$106,100	$97,417
Other comprehensive income (loss):
Unrecognized pension and post-retirement benefit costs:
Net gain (loss) arising during period	—	—	—	—	12,634	(20,053)
Prior service benefit	—	—	—	—	—	32,697
Reclassification adjustments included in net income for amortization of:
Prior service benefit	(2,413)	(2,414)	(7,243)	(7,243)	(9,657)	(9,657)
Net loss	1,640	1,695	4,790	5,083	6,483	6,516
Net unrealized gains/losses on marketable securities:
Net holding gains (losses) arising during period	(948)	5,945	(4,909)	18,124	2,242	17,275
Reclassification adjustments for net (gains) losses included in net income	443	(1,765)	1,108	(9,122)	(396)	(11,192)
Net losses on cash flow hedges:
Reclassification adjustment for interest expense included in net income	144	134	423	396	559	523
Total other comprehensive income (loss) before income taxes	(1,134)	3,595	(5,831)	7,238	11,865	16,109
Income tax benefit (expense) related to items of other comprehensive income (loss):
Unrecognized pension and post-retirement benefit costs	174	262	520	716	(3,811)	(3,539)
Net unrealized (gains) losses on marketable securities	105	(825)	761	(1,814)	(347)	(1,163)
Losses on cash flow hedges	(32)	(49)	(113)	(174)	(162)	(220)
Total income tax benefit (expense)	247	(612)	1,168	(1,272)	(4,320)	(4,922)
Other comprehensive income (loss), net of tax	(887)	2,983	(4,663)	5,966	7,545	11,187
Comprehensive income	$72,384	$62,667	$94,937	$97,727	$113,645	$108,604
See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net income	$99,600	$91,761
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of electric plant in service	71,941	66,994
Amortization of nuclear fuel	29,822	32,494
Deferred income taxes, net	24,369	47,457
Allowance for equity funds used during construction	(2,462)	(2,209)
Other amortization and accretion	15,427	14,934
Net gains on decommissioning trust funds	(9,683)	(9,122)
Other operating activities	31	(762)
Change in:
Accounts receivable	(33,958)	(39,298)
Inventories	(1,480)	(2,988)
Prepayments and other	(5,716)	(5,120)
Accounts payable	4,920	525
Taxes accrued	7,632	6,539
Interest accrued	8,491	5,741
Net over-collection of fuel revenues	3,680	13,888
Other current liabilities	9,185	(138)
Deferred charges and credits	(321)	(1,950)
Net cash provided by operating activities	221,478	218,746
Cash flows from investing activities:
Cash additions to utility property, plant and equipment	(171,433)	(148,436)
Cash additions to nuclear fuel	(28,769)	(31,618)
Insurance proceeds received for equipment	5,351	8,069
Capitalized interest and AFUDC:
Utility property, plant and equipment	(5,013)	(4,382)
Nuclear fuel and other	(4,067)	(3,831)
Allowance for equity funds used during construction	2,462	2,209
Decommissioning trust funds:
Purchases, including funding of $1.6 million and $3.4 million, respectively	(74,438)	(80,785)
Sales and maturities	70,156	76,498
Other investing activities	3,639	(204)
Net cash used for investing activities	(202,112)	(182,480)
Cash flows from financing activities:
Dividends paid	(42,898)	(39,747)
Borrowings under the revolving credit facility:
Proceeds	504,707	532,332
Payments	(658,878)	(446,005)
Proceeds from issuance of senior notes	125,000	—
Proceeds from issuance of RGRT senior notes	65,000	—
Payment on maturing senior notes	—	(50,000)
Payment on maturing pollution control bonds	—	(33,300)
Other financing activities	(3,322)	(906)
Net cash used for financing activities	(10,391)	(37,626)
Net increase (decrease) in cash and cash equivalents	8,975	(1,360)
Cash and cash equivalents at beginning of period	6,990	8,420
Cash and cash equivalents at end of period	$15,965	$7,060
See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

A. Principles of Preparation
These condensed financial statements should be read in conjunction with the financial statements and notes thereto in the Annual Report of El Paso Electric Company on Form 10-K for the fiscal year ended December 31, 2017 ("2017 Form 10-K"). Capitalized terms used in this report and not defined herein have the meaning ascribed to such terms in the 2017 Form 10-K. In the opinion of the Company’s management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company at September 30, 2018 and December 31, 2017; the results of its operations and comprehensive operations for the three, nine and twelve months ended September 30, 2018 and 2017; and its cash flows for the nine months ended September 30, 2018 and 2017. The results of operations and comprehensive operations for the three and nine months ended September 30, 2018 and 2017, and the cash flows for the nine months ended September 30, 2018 and 2017, are not necessarily indicative of the results to be expected for the full calendar year.
Pursuant to the rules and regulations of the United States ("U.S.") Securities Exchange Commission ("SEC"), certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP").
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
Revenues. The Company recognizes revenue associated with contracts with customers when performance obligations under the terms of the contract with the customer are satisfied. Revenue is measured as the amount of consideration the Company receives in exchange for transferring goods or providing services to the customer. Taxes collected concurrently with revenue producing activities are excluded from revenue. Unbilled revenues are recorded for estimated amounts of energy delivered in the period following the customer's last billing cycle to the end of the reporting period. Unbilled revenues are estimated based on monthly generation volumes and by applying an average revenue/kilowatt-hour ("kWh") to the number of estimated kWhs delivered but not billed. Accounts receivable included accrued unbilled revenues of $31.0 million at September 30, 2018 and $22.2 million at December 31, 2017. The Company presents revenues net of sales taxes in its statements of operations.
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
New Accounting Standards Adopted
In March 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting, to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards either as equity or liabilities, and classification on the statements of cash flows. The Company adopted the new standard effective January 1, 2017. The adoption of the new standard did not have a material impact on the Company’s financial condition, results of operations or cash flows. The cumulative effect of the adoption of the new standard was to increase net operating loss carryforward ("NOL carryforward") deferred tax assets and retained earnings by $0.2 million on January 1, 2017.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to provide a framework that replaces the existing revenue recognition guidance, and has since modified the standard with several ASUs. The standard provides that an entity should recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

or services to customers. On January 1, 2018, the Company adopted the new accounting standard using the modified retrospective method. There was no cumulative effect adjustment at the initial application of the new standard. In addition, comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company expects the ongoing impact of the new standard to be immaterial to net income. As required by the standard, revenues of $5.9 million related to reimbursed costs of energy efficiency programs approved by the Company's regulators are reported in year-to-date operating revenues from customers prospectively, as opposed to being offset with associated costs within operations and maintenance. Related expenses of an equal amount are reported in operations and maintenance expenses. See Note B, Revenues, for additional information.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities, to enhance the reporting model for financial instruments by addressing certain aspects of recognition, measurement, presentation and disclosure. The Company adopted the new standard effective January 1, 2018. The adoption of ASU 2016-01 eliminates the requirements to classify investments in equity securities with readily determinable fair values into trading or available for sale and requires entities to measure equity investments at fair value and recognize any changes in fair value in the Statements of Operations. ASU 2016-01 requires a modified retrospective approach and therefore comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. Upon adoption of the new standard, the Company recorded a cumulative effect adjustment, net of income taxes, to increase retained earnings by $41.0 million with an offset to accumulated other comprehensive income ("AOCI"). In addition, the Company recorded net gains of $3.7 million related to equity securities still held at September 30, 2018. In March 2018, the FASB issued ASU 2018-04, Investments - Debt Securities (Topic 320) and Regulated Operations (Topic 980), which provides clarification to ASU 2016-01.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments, to reduce diversity in practice in how certain cash receipts and cash payments are classified in the statement of cash flows. The Company adopted the new standard effective January 1, 2018. ASU 2016-15 was applied using a retrospective transition method to each period presented. Accordingly, the Company presented in the Statement of Cash Flows insurance proceeds received for equipment of $5.4 million and $8.1 million, respectively, for the nine months ended September 30, 2018 and 2017 as cash inflows from investing activities.
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
In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740) Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 ("SAB 118"), to add various SEC paragraphs for clarification due to the federal legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 ("TCJA"). The Company adopted ASU 2018-05 upon issuance and implemented SAB 118 in December of 2017 in conjunction with the enactment of the TCJA.
In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (Topic 350). ASU 2018-15 aligns the requirements for capitalizing implementation costs for a cloud computing arrangement with the requirements for capitalizing implementation costs for an internal use software license. Implementation costs for a cloud computing arrangement will be capitalized or expensed based on the nature of the costs and the project’s stage in which they are incurred by applying the existing guidance for internal use software implementation costs. Capitalized costs for a cloud computing arrangement will be presented on the same line of the balance sheet as any related prepaid amounts for the arrangement, while amortization of those costs will be presented on the same line of the income statement as the related hosting fees. Early adoption is permitted, and entities may apply the guidance either prospectively to eligible costs incurred on or after the effective date or retrospectively. The Company early-adopted this guidance in the third quarter of 2018, on a prospective basis, and the adoption did not have a material impact on the Company’s financial condition, results of operations or cash flows.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

New Accounting Standards to be Adopted in the Future
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requiring qualitative and quantitative disclosures on leasing agreements. ASU 2016-02 maintains a distinction between finance leases and operating leases similar to the distinction under previous lease guidance for capital leases and operating leases. The impact of leases reported in the Company's operating results and statement of cash flows is expected to be similar to previous GAAP. ASU 2016-02 requires the recognition in the statement of financial position, by the lessee, of a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. How leases are recorded in regard to financial position represents a significant change from previous GAAP guidance. The lessee is permitted to make an accounting policy election to not recognize lease assets and lease liabilities for short-term leases. Adoption of the new lease accounting standard will require the Company to apply the new standard to the earliest period using a modified retrospective approach. The Company continues to monitor activities of the FASB, including the impact of ASU 2018-01, Land Easement Practical expedient for Transition to Topic 842, ASU 2018-11, Targeted Improvements, and the proposed update related to narrow scope improvements for lessors. ASU 2018-11 allows entities to adopt the standard with a cumulative effect adjustment as of the beginning of the adoption year, while maintaining prior year comparative financial information and disclosures as reported. ASU 2018-01 provides an optional practical expedient to not evaluate existing or expired land easements under Topic 842, if those land easements were not previously accounted for as leases under ASC Topic 840. The Company currently anticipates that it will apply the practical expedient under ASU 2018-01 to its existing or expired land easements as part of its transition to Topic 842. The Company's implementation process is continuing and includes finalizing the following activities: the analysis of the Company's lease population, the implementation of a new lease accounting system, the determination of the transition method and practical expedients that will be applied, and evaluating the impact, if any, on changes to business processes, systems and controls to support recognition and disclosure under the new guidance. The Company will adopt this guidance effective January 1, 2019.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). ASU 2016-13 changes how companies measure and recognize credit impairment for many financial assets. The new expected credit loss model will require companies to immediately recognize an estimate of credit losses expected to occur over the remaining life of the financial assets that are in the scope of the standard. The ASU also makes targeted amendments to the current impairment model for available-for-sale debt securities. ASU 2016-13 will be required for reporting periods beginning after December 15, 2019. ASU 2016-13 will be applied in a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is implemented. The Company is currently assessing the future impact of ASU 2016-13.
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), as a result of concerns raised due to the TCJA. More specifically, because the remeasurement of deferred taxes due to the change in the federal corporate income tax rate is required to be included in income from continuing operations, the tax effects of items within AOCI (referred to as stranded tax effects) do not reflect the appropriate tax rate. ASU 2018-02 generally allows companies to reclassify stranded taxes from AOCI to retained earnings. The amount of the adjustment would be the difference between the historical federal corporate income tax rate of 35% and the newly enacted 21% federal corporate income tax rate. The provisions of ASU 2018-02 are effective for fiscal years and interim periods within that reporting period beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim periods for reporting periods for which financial statements have not been issued. The Company is currently evaluating the impact of ASU 2018-02 and its impact on regulated utilities. At September 30, 2018, stranded taxes in AOCI are approximately $7.2 million.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Supplemental Cash Flow Disclosures (in thousands)
	Nine Months Ended
	September 30,
	2018	2017
Cash paid for:
Interest on long-term debt and borrowings under the revolving credit facility	$47,479	$47,412
Income tax paid, net	2,480	1,576
Non-cash investing and financing activities:
Changes in accrued plant additions	9,347	(6,228)
Grants of restricted shares of common stock	1,030	1,171
Issuance of performance shares	1,499	932

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
The following table disaggregates revenue from contracts with customers, for the three, nine and twelve months ended September 30, 2018 (in thousands):

	September 30, 2018
	Three Months Ended	Nine Months Ended	Twelve Months Ended
Retail	$265,971	$633,578	$807,626
Wholesale	28,253	63,354	79,456
Wheeling (transmission)	5,145	13,578	17,981
Total revenues from contracts with customers	299,369	710,510	905,063
Other	902	2,270	3,866
Total operating revenues	$300,271	$712,780	$908,929
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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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
Wheeling (transmission). Wheeling involves the Company providing point-to-point transmission service, which includes the receipt of capacity and energy at designated point(s) and the transfer of such capacity and energy to designated point(s) of delivery on either a firm or non-firm basis for periods of one year or less. The performance obligation to provide capacity and transmit energy is satisfied over time as the Company performs. Transmission customers are invoiced on a monthly basis, with payment due within twenty days of receipt of the invoice.
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
Accounts receivable. Accounts receivable is principally comprised of revenue from contracts with customers. The Company recognizes expense for accounts that are deemed uncollectible in operating expense. The Company recognized $1.1 million, $2.1 million and $3.0 million of uncollectible expense for the three, nine and twelve months ended September 30, 2018, respectively.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

C. Accumulated Other Comprehensive Income (Loss)

              Upon adoption of ASU 2016-01, Financial Instruments-Overall, the Company recorded, on January 1, 2018, a cumulative effect adjustment, net of income taxes, to increase retained earnings by $41.0 million with an offset to AOCI. Changes in Accumulated Other Comprehensive Income (Loss) (net of tax) by component are presented below (in thousands):

	Three Months Ended September 30, 2018				Three Months Ended September 30, 2017
	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Debt Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Marketable Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)

Balance at beginning of period as previously reported	$(19,124)	$(3,478)	$(11,144)	$(33,746)	$(24,915)	$32,296	$(11,514)	$(4,133)
Other comprehensive income before reclassifications	—	(764)	—	(764)	—	4,768	—	4,768
Amounts reclassified from accumulated other comprehensive income (loss)	(599)	364	112	(123)	(457)	(1,413)	85	(1,785)
Balance at end of period	$(19,723)	$(3,878)	$(11,032)	$(34,633)	$(25,372)	$35,651	$(11,429)	$(1,150)

	Nine Months Ended September 30, 2018				Nine Months Ended September 30, 2017
	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Marketable Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Marketable Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)

Balance at beginning of period as previously reported	$(17,790)	$40,190	$(11,342)	$11,058	$(23,928)	$28,463	$(11,651)	$(7,116)
Cumulative effect adjustment	—	(41,028)	—	(41,028)	—	—	—	—
Other comprehensive income before reclassifications	—	(3,923)	—	(3,923)	—	14,491	—	14,491
Amounts reclassified from accumulated other comprehensive income (loss)	(1,933)	883	310	(740)	(1,444)	(7,303)	222	(8,525)
Balance at end of period	$(19,723)	$(3,878)	$(11,032)	$(34,633)	$(25,372)	$35,651	$(11,429)	$(1,150)

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

	Twelve Months Ended September 30, 2018				Twelve Months Ended September 30, 2017
	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Marketable Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Marketable Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)

Balance at beginning of period as previously reported	$(25,372)	$35,651	$(11,429)	$(1,150)	$(31,336)	$30,731	$(11,732)	$(12,337)
Cumulative effect adjustment	—	(41,028)	—	(41,028)	—	—	—	—
Other comprehensive income before reclassifications	7,951	1,837	—	9,788	7,363	13,936	—	21,299
Amounts reclassified from accumulated other comprehensive income (loss)	(2,302)	(338)	397	(2,243)	(1,399)	(9,016)	303	(10,112)
Balance at end of period	$(19,723)	$(3,878)	$(11,032)	$(34,633)	$(25,372)	$35,651	$(11,429)	$(1,150)

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Amounts reclassified from Accumulated Other Comprehensive Income (Loss) for the three, nine and twelve months ended September 30, 2018 and 2017 are as follows (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,		Affected Line Item in the Statements of Operations
	2018	2017	2018	2017	2018	2017

Amortization of pension and post-retirement benefit costs:
Prior service benefit	$2,413	$2,414	$7,243	$7,243	$9,657	$9,657	Miscellaneous non-operating income
Net loss	(1,640)	(1,695)	(4,790)	(5,083)	(6,483)	(6,516)	Miscellaneous non-operating deductions
	773	719	2,453	2,160	3,174	3,141	Income (loss) before income taxes
Income tax effect	(174)	(262)	(520)	(716)	(872)	(1,742)	Income tax (benefit) expense
	599	457	1,933	1,444	2,302	1,399	Net income (loss)

Marketable securities:
Net realized gain (loss) on sale of securities	(443)	1,765	(1,108)	9,122	396	11,192	Investment and interest income, net
	(443)	1,765	(1,108)	9,122	396	11,192	Income (loss) before income taxes
Income tax effect	79	(352)	225	(1,819)	(58)	(2,176)	Income tax (benefit) expense
	(364)	1,413	(883)	7,303	338	9,016	Net income (loss)

Loss on cash flow hedge:
Amortization of loss	(144)	(134)	(423)	(396)	(559)	(523)	Interest on long-term debt and revolving credit facility
	(144)	(134)	(423)	(396)	(559)	(523)	Income (loss) before income taxes
Income tax effect	32	49	113	174	162	220	Income tax (benefit) expense
	(112)	(85)	(310)	(222)	(397)	(303)	Net income (loss)

Total reclassifications	$123	$1,785	$740	$8,525	$2,243	$10,112

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

D. Regulation
General
The rates and services of the Company are regulated by incorporated municipalities in Texas, the PUCT, the NMPRC and the FERC. Municipal orders, ordinances and other agreements regarding rates and services adopted by Texas municipalities are subject to review and approval by the PUCT. The FERC has jurisdiction over the Company's wholesale (sales for resale - full requirement customer) transactions, transmission service and compliance with federally-mandated reliability standards. The decisions of the PUCT, the NMPRC and the FERC are subject to judicial review.
Texas Regulatory Matters
2015 Texas Retail Rate Case Filing. On August 10, 2015, the Company filed with the City of El Paso, other municipalities incorporated in its Texas service territory, and the PUCT in Docket No. 44941, a request for an annual increase in non-fuel base revenues ("2015 Texas Retail Rate Case"). On July 21, 2016, the parties to PUCT Docket No. 44941 filed the Joint Motion to Implement Uncontested Amended and Restated Stipulation and Agreement which was unopposed by the parties. On August 25, 2016, the PUCT issued the PUCT Final Order in Docket No. 44941 ("2016 PUCT Final Order"). Interim rates associated with the annual non-fuel base rate increase became effective on April 1, 2016. The additional surcharges associated with the incremental Four Corners Generating Station ("Four Corners") costs, rate case expenses and the relate back of rates to consumption on and after January 12, 2016, through March 31, 2016, were implemented on October 1, 2016.
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
On December 18, 2017, the PUCT issued the PUCT Final Order in Docket No. 46831 ("2017 PUCT Final Order"), which provides, among other things, for the following: (i) an annual non-fuel base rate increase of $14.5 million; (ii) a return on equity of 9.65%; (iii) all new plant in service as filed in the Company's rate filing package was prudent and used and useful and therefore is included in rate base; (iv) recovery of the costs of decommissioning Four Corners in the amount of $5.5 million over a seven year period beginning August 1, 2017; (v) the Company to recover reasonable rate case expenses of approximately $3.4 million through a separate surcharge over a three year period; and (vi) a requirement that the Company file a refund tariff if the federal statutory income tax rate, as it relates to the Company, is decreased before the Company files its next rate case. The 2017 PUCT Final Order also established baseline revenue requirements for recovery of future transmission and distribution investment costs (for which the Company may seek recovery after January 1, 2019, and for which the Company anticipates requesting recovery in the first quarter of 2019) and includes a minimum monthly bill of $30.00 for new residential customers with distributed generation, such as private rooftop solar. Additionally, the 2017 PUCT Final Order allows for the annual recovery of $2.1 million of nuclear decommissioning funding and establishes annual depreciation expense that is approximately $1.9 million lower than the annual amount requested by the Company in its initial filing. Finally, the 2017 PUCT Final Order allows for the Company to recover revenues associated with the relate back of rates to consumption on and after July 18, 2017, through a separate surcharge.
New base rates, including additional surcharges associated with rate case expenses and the relate back of rates to consumption on and after July 18, 2017, through December 31, 2017, were implemented in January 2018.
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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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
Energy Efficiency Cost Recovery Factor. On May 1, 2017, the Company filed its annual application, which was assigned PUCT Docket No. 47125, to establish its energy efficiency cost recovery factor for 2018. In addition to projected energy efficiency costs for 2018 and a reconciliation of collections to prior year actual costs, the Company requested approval of an incentive bonus for the 2016 energy efficiency program results in accordance with PUCT rules. Interim rates were approved effective January 1, 2018. The Company, the PUCT Staff and the City of El Paso reached an agreement that includes an incentive bonus of $0.8 million. The agreement was filed on January 25, 2018, and was approved by the PUCT on February 15, 2018.
On May 1, 2018, the Company filed its annual application, which was assigned PUCT Docket No. 48332, to establish its energy efficiency cost recovery factor for 2019. In addition to projected energy efficiency costs for 2019 and a reconciliation to prior year actual costs, the Company requested approval of a $1.0 million incentive bonus for the 2017 energy efficiency program results in accordance with PUCT rules. Instead of convening an actual hearing on the merits of this case, the parties agreed to enter into the record the pre-filed testimony of the parties and certain other exhibits and then file briefs on the contested issues. The Company cannot predict the outcome of this matter at this time.
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
On November 30, 2016, the Company filed a request, which was assigned PUCT Docket No. 46610, to increase its fixed fuel factor by approximately 28.8% to reflect increased fuel expenses primarily related to an increase in the price of natural gas used to generate power. The increase in the fixed fuel factor was effective on an interim basis January 1, 2017, and approved by the PUCT on January 10, 2017.
On October 13, 2017, the Company filed a request, which was assigned PUCT Docket No. 47692, to decrease the Texas fixed fuel factor by approximately 19% to reflect decreased fuel expenses primarily related to a decrease in the price of natural gas used to generate power. The decrease in the Texas fixed fuel factor became effective beginning with the November 2017 billing month.
On April 13, 2018, the Company filed a request with the PUCT, which was assigned PUCT Docket No. 48264, to decrease the Texas fixed fuel factor by approximately 29% to reflect decreased fuel expenses primarily related to a decrease in the price of natural gas used to generate power. On April 25, 2018, the Company's proposed fuel factors were approved on an interim basis effective for the first billing cycle of the May 2018 billing month. The revised factor was approved by the PUCT and the docket closed on May 22, 2018. As of September 30, 2018, the Company had a net fuel over-recovery balance of approximately $6.9 million in Texas.
On October 15, 2018, the Company filed a request with the PUCT, which was assigned PUCT Docket No. 48781, to decrease the Texas fixed fuel factor by approximately 6.99% to reflect decreased fuel expenses primarily related to a decrease in the price of natural gas used to generate power. On October 25, 2018, the Company's fixed fuel factor was approved on an interim basis effective for the first billing cycle of the November 2018 billing month. Once the final approval is received by the PUCT, the Texas fixed fuel factor will continue thereafter until changed by the PUCT.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Fuel Reconciliation Proceeding. On September 27, 2016, the Company filed an application with the PUCT, designated as PUCT Docket No. 46308, to reconcile $436.6 million of Texas fuel and purchased power expenses incurred during the period of April 1, 2013, through March 31, 2016. On June 29, 2017, the PUCT approved a settlement in this proceeding. The settlement provides for the reconciliation of fuel and purchased power costs incurred from April 1, 2013, through March 31, 2016. Additionally, the settlement modifies and tightens the Palo Verde performance rewards measurement bands beginning with the 2018 performance period. The financial results for the nine and twelve-month periods ended September 30, 2017, include a $5.0 million, pre-tax increase to income reflecting the settlement of the Texas fuel reconciliation proceeding. This amount represents Palo Verde performance rewards associated with the 2013 to 2015 performance periods net of disallowed fuel and purchased power costs as approved in the settlement. The April 1, 2016, through September 30, 2018, Texas jurisdictional fuel and purchased power costs subject to prudence review total approximately $335.0 million.
Community Solar. On June 8, 2015, the Company filed a petition with the PUCT to initiate a community solar program that includes the construction and ownership of a three-megawatt ("MW") solar photovoltaic system located at Montana Power Station ("MPS"). Participation is on a voluntary basis, and customers contract for a set capacity (kilowatt ("kW")) amount and receive all energy produced. This case was assigned PUCT Docket No. 44800. The Company filed a settlement agreement among all parties on July 1, 2016, approving the program, and the PUCT approved the settlement agreement and program on September 1, 2016. On April 19, 2017, the Company announced that the entire three-MW program was fully subscribed by approximately 1,500 Texas customers. The community solar facility began commercial operation on May 31, 2017.
On March 20, 2018, the Company filed a petition with the PUCT and each of its regulatory authorities to expand its community solar program to include two-MW of solar powered generation from the ten-MW solar photovoltaic facility located at Newman Power Station ("Newman") and to reduce rates under the community solar tariff. The case before the PUCT was assigned PUCT Docket No. 48181 and is currently pending with hearings scheduled for December 4, 2018. The Company cannot predict the outcome of the case at this time.
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
New Mexico Order Commencing Review of the Effects of the TCJA on Regulated New Mexico Utilities. On January 24, 2018, the NMPRC initiated a proceeding in Case No. 18-00016-UT into the impact of the TCJA on New Mexico regulated utilities. On February 23, 2018, the Company responded to a NMPRC Staff inquiry regarding the proceeding. On April 4, 2018, the NMPRC issued an order requiring the Company to file a proposed interim rate rider to adjust the Company’s New Mexico base revenues in amounts equivalent to the Company’s reduced income tax expense for New Mexico customers resulting from the TCJA, to be implemented on or before May 1, 2018. The NMPRC order further requires that the Company record and track a regulatory liability for the excess accumulated deferred income taxes created by the change in the federal corporate income tax rate, consistent with the effective date of the TCJA, and subject to amortization determined by the NMPRC in the Company’s next general rate case. The Company recorded such a regulatory liability during the quarter ended December 31, 2017. On April 16, 2018, after consultation with the New Mexico Attorney General pursuant to the NMPRC order, the Company filed an interim rate rider with a proposed effective date of May 1, 2018. The annualized credits expected to be refunded to New Mexico customers approximate $4.9 million. The Company implemented the interim rate rider in customer bills beginning May 1, 2018 pursuant to the NMPRC order.
On September 5, 2018, the NMPRC issued an order in Case No. 17-00255-UT involving Southwestern Public Service Company’s ("SPS’s") request to change rates in which the NMPRC directed SPS to refund the difference in corporate tax rate from January 1, 2018, through the effective date of new rates. SPS appealed the NMPRC order to the New Mexico Supreme Court

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

in Southwestern Public Service Co. v. NMPRC, No. S-1-SC-37248, challenging the refund as prohibited retroactive ratemaking among other reasons. The Court issued a partial and interim stay of the rates on September 26, 2018. On September 12, 2018, the NMPRC in Case No. 18-00016-UT issued an Order Regarding the Disposition of Tax Savings Under the Federal Tax Cuts and Jobs Act of 2017 which put public utilities on notice that all revenue collected through general rates for the purpose of payment of federal income taxes is and will continue to be subject to possible refund upon a subsequent determination to be made in the appropriate pending or future Commission adjudicatory hearing.  On October 11, 2018, SPS filed a Notice of Appeal of that NMPRC order to the New Mexico Supreme Court in Southwestern Public Service Co. v. NMPRC, No. S-1-SC-37308. A procedural schedule has not been issued in either case. In the event the NMPRC order in Case No. 17-00255-UT is upheld by the New Mexico Supreme Court, the Company would likely be required to record and refund approximately $1.2 million to its New Mexico customers, which represents tax benefits received by the Company for the period January 1, 2018, through April 30, 2018. The Company is monitoring the SPS cases and cannot determine the outcome of the cases at this time.
Fuel and Purchased Power Costs. Historically, fuel and purchased power costs were recovered through base rates and a Fuel and Purchased Power Cost Adjustment Clause (the "FPPCAC") that accounts for changes in the costs of fuel relative to the amount included in base rates. Effective July 1, 2016, with the implementation of the NMPRC Final Order, fuel and purchased power costs are no longer recovered through base rates but are recovered through the FPPCAC. The Company's request to reconcile its fuel and purchased power costs for the period January 1, 2013, through December 31, 2014, also was approved in the NMPRC Final Order. New Mexico jurisdictional costs subject to prudence review are costs from January 1, 2015, through September 30, 2018 that total approximately $200.1 million. At September 30, 2018, the Company had a net fuel over-recovery balance of approximately $2.9 million in New Mexico. As required, the Company filed a request to continue use of its FPPCAC with the NMPRC on January 5, 2018, which was assigned Case No. 18-00006-UT. Hearings in the case were held July 30 through August 6, 2018. The Company cannot predict the outcome of this case at this time.
5-MW Holloman Air Force Base ("HAFB") Facility Certificate of Convenience and Necessity ("CCN"). On October 7, 2015, in Case No. 15-00185-UT, the NMPRC issued a final order approving a CCN for a five-MW solar power generation facility located on HAFB in the Company's service territory in New Mexico. The Company and HAFB negotiated a retail contract, which includes a power sales agreement for the facility, to replace the existing load retention agreement that was approved by NMPRC final order issued October 5, 2016, in Case No. 16-00224-UT. The solar generation facility began commercial operation on October 18, 2018.
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
On July 2, 2018, the Company filed its required application for approval of its 2019-2021 Energy Efficiency and Load Management Plan and cost recovery factor. The application includes a request for a base incentive of 7.1% of program expenditures, or approximately $0.4 million annually for 2019-2021. The application was assigned Case No. 18-00116-UT and is currently pending with hearings scheduled for November 7, 2018. The Company cannot predict the outcome of this case at this time.
Community Solar. On April 24, 2018, the Company filed an application with the NMPRC to initiate a community solar program to include construction and ownership of a two-MW solar photovoltaic system located in Doña Ana County near the City of Las Cruces. Customer participation will be on a voluntary basis, and customers will contract for a set capacity (kW) amount and receive all energy produced by their subscribed capacity. The application was assigned Case No. 18-00099-UT and was dismissed without prejudice on October 31, 2018.
Integrated Resource Plan. On September 17, 2018, the Company filed its Integrated Resource Plan for the period 2018-2037 with the NMPRC in Case No. 18-00293-UT as required by regulation and the Joint Stipulation in NMPRC Case No. 15-00241-

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

UT, which was the Company’s prior integrated resource plan filing. The triennial filing requires a public advisory process as part of the development of the plan to identify a cost-effective portfolio of resources. The filed plan is subject to written public comments filed with the NMPRC to which the Company responded on October 29, 2018. The Utility Division Staff of the NMPRC is required to file a written recommendation on or about November 16, 2018, as to whether the NMPRC should accept the proposed plan as filed. The NMPRC may accept the plan as compliant with regulation or determine that the plan is not compliant and return it to the Company with instructions for re-filing. The Company cannot predict the outcome of the NMPRC’s review of the plan or the outcome of this case at this time.
Issuance of Long-Term Debt, Securities Financing, and Guarantee of Debt. On October 7, 2015, the Company received approval in NMPRC Case No. 15-00280-UT to guarantee the issuance of up to $65.0 million of long-term debt by the Rio Grande Resources Trust II (the "RGRT") to finance future purchases of nuclear fuel and to refinance existing nuclear fuel debt obligations, which remains effective. Under this authorization, on June 28, 2018, the RGRT completed the sale of $65.0 million in aggregate principal amount of 4.07% Senior Guaranteed Notes due August 15, 2025, as further described below (the "RGRT Notes"). On October 4, 2017, the Company received additional approval in NMPRC Case No. 17-00217-UT to amend and extend the Company's Revolving Credit Facility (the "RCF"), issue up to $350.0 million in long-term debt and to redeem and refinance the $63.5 million 2009 Series A 7.25% Pollution Control Bonds and the $37.1 million 2009 Series B 7.25% Pollution Control Bonds, which have optional redemptions beginning in 2019. The NMPRC approval to issue $350.0 million in long-term debt supersedes its prior approval. Under this authorization, on June 28, 2018, the Company issued $125.0 million in aggregate principal amount of the Company's 4.22% Senior Notes due August 15, 2028. Additionally, on September 13, 2018, the Company and the Bank of New York Mellon Trust Company, N.A., as trustee of the RGRT, entered into a $350.0 million third amended and restated credit agreement. See Note L, Long-Term Debt and Financing Obligations.
Other Required Approvals. The Company has obtained other required approvals for tariffs and other approvals as required by the New Mexico Public Utility Act and the NMPRC.
Federal Regulatory Matters
Inquiry Regarding the Effect of the TCJA on Commission-Jurisdictional Rates and Order to Show Cause. On March 15, 2018, the FERC issued two show cause orders under Section 206 of the Federal Power Act and Rule 209(a) of the FERC’s Rules of Practice and Procedure, directing 48 individual public utilities with stated transmission rates or transmission formula rates with a fixed line item of 35% for the federal income tax component to, within 60 days of the date of the orders, either (1) propose revisions to their transmission rates under their open access transmission tariffs or transmission owner tariffs on file with the FERC, or (2) show cause why they should not be required to do so. The Company was included in the list of public utilities impacted by the FERC orders. On May 14, 2018, the Company submitted its response, as required by the FERC order, which demonstrated that the reduced annual income tax does not cause the Company's total transmission revenues to become excessive and therefore no rate reduction was justified. Instead, the Company stated in its response that it will make preparations for a future filing in which it will seek approval for revised Open Access Transmission Tariff ("OATT") rates that would include the recovery of an increased total transmission revenue requirement from OATT customers based on current circumstances and appropriate forward-looking adjustments. The Company expects to file its request for this approval in the third quarter of 2019. The Company cannot predict the outcome of this matter at this time.
Issuance of Long-Term Debt, Securities Financing, and Guarantee of Debt. On October 31, 2017, the FERC issued an order in Docket No. ES17-54-000 approving the Company’s filing to (i) amend and extend the RCF; (ii) issue up to $350.0 million in long-term debt; (iii) guarantee the issuance of up to $65.0 million of long-term debt by the RGRT; and (iv) redeem and refinance the $63.5 million 2009 Series A 7.25% Pollution Control Bonds and the $37.1 million 2009 Series B 7.25% Pollution Control Bonds, which have optional redemptions beginning in 2019. The order also approved the Company's request to continue to utilize the Company's existing RCF with the ability to amend and extend at a future date. The authorization is effective from November 15, 2017, through November 14, 2019, and supersedes prior FERC approvals. Under this authorization, on June 28, 2018, the Company issued $125.0 million in aggregate principal amount of the Company's 4.22% Senior Notes due August 15, 2028, and the RGRT completed the sale of $65.0 million in aggregate principal amount of its 4.07% Senior Guaranteed Notes due August 15, 2025. Additionally, on September 13, 2018, the Company and the Bank of New York Mellon Trust Company, N.A., as trustee of the RGRT, entered into a $350.0 million third amended and restated credit agreement. See Note L, Long-Term Debt and Financing Obligations.
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
Palo Verde Operations and Maintenance Expense. Included in "Operations and maintenance" in the Company's Statements of Operations are expenses associated with Palo Verde as follows (in thousands):

	2018	2017
Three months ended September 30,	$20,277	$20,441
Nine months ended September 30,	67,429	67,980
Twelve months ended September 30,	98,813	97,380

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

F. Common Stock
Dividends. The Company paid $14.6 million and $13.6 million in quarterly cash dividends during the three months ended September 30, 2018 and 2017, respectively. The Company paid a total of $42.9 million and $56.5 million in quarterly cash dividends during the nine and twelve months ended September 30, 2018, respectively. The Company paid a total of $39.7 million and $52.3 million in quarterly cash dividends during the nine and twelve months ended September 30, 2017, respectively.

Basic and Diluted Earnings Per Share. The basic and diluted earnings per share are presented below (in thousands except for share data):
	Three Months Ended September 30,
	2018	2017
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	40,535,489	40,427,589
Dilutive effect of unvested performance awards	161,558	123,726
Diluted number of common shares outstanding	40,697,047	40,551,315
Basic net income per common share:
Net income	$73,271	$59,684
Income allocated to participating restricted stock	(272)	(234)
Net income available to common shareholders	$72,999	$59,450
Diluted net income per common share:
Net income	$73,271	$59,684
Income reallocated to participating restricted stock	(272)	(234)
Net income available to common shareholders	$72,999	$59,450
Basic net income per common share:
Distributed earnings	$0.36	$0.335
Undistributed earnings	1.44	1.135
Basic net income per common share	$1.80	$1.470
Diluted net income per common share:
Distributed earnings	$0.36	$0.335
Undistributed earnings	1.43	1.135
Diluted net income per common share	$1.79	$1.470

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	40,514,961	40,408,100
Dilutive effect of unvested performance awards	129,532	108,677
Diluted number of common shares outstanding	40,644,493	40,516,777
Basic net income per common share:
Net income	$99,600	$91,761
Income allocated to participating restricted stock	(366)	(354)
Net income available to common shareholders	$99,234	$91,407
Diluted net income per common share:
Net income	$99,600	$91,761
Income reallocated to participating restricted stock	(366)	(354)
Net income available to common shareholders	$99,234	$91,407
Basic net income per common share:
Distributed earnings	$1.055	$0.98
Undistributed earnings	1.395	1.28
Basic net income per common share	$2.450	$2.26
Diluted net income per common share:
Distributed earnings	$1.055	$0.98
Undistributed earnings	1.385	1.28
Diluted net income per common share	$2.440	$2.26

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

	Twelve Months Ended September 30,
	2018	2017
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	40,494,482	40,398,022
Dilutive effect of unvested performance awards	136,276	100,620
Diluted number of common shares outstanding	40,630,758	40,498,642
Basic net income per common share:
Net income	$106,100	$97,417
Income allocated to participating restricted stock	(383)	(387)
Net income available to common shareholders	$105,717	$97,030
Diluted net income per common share:
Net income	$106,100	$97,417
Income reallocated to participating restricted stock	(383)	(387)
Net income available to common shareholders	$105,717	$97,030
Basic net income per common share:
Distributed earnings	$1.39	$1.29
Undistributed earnings	1.22	1.11
Basic net income per common share	$2.61	$2.40
Diluted net income per common share:
Distributed earnings	$1.39	$1.29
Undistributed earnings	1.21	1.11
Diluted net income per common share	$2.60	$2.40

The number of restricted stock awards and performance shares at 100% performance level excluded from the calculation of the diluted number of common shares outstanding because their effect was antidilutive is presented below:

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,
	2018	2017	2018	2017	2018	2017
Restricted stock awards	74,278	71,052	67,288	69,290	66,238	65,707
Performance shares (a)	—	—	15,326	—	11,494	—
________________________

(a)	Certain performance shares were excluded from the computation of diluted earnings per share as no payouts would have been required based upon performance at the end of each corresponding period.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

G. Income Taxes
The Company files income tax returns in the U.S. federal jurisdiction and in the states of Texas, New Mexico and Arizona. The Company is no longer subject to tax examination by the taxing authorities in the federal, Texas, Arizona, and New Mexico jurisdictions for years prior to 2013.
For the three months ended September 30, 2018 and 2017, the Company’s effective tax rate was 23.7% and 35.3%, respectively. For the nine months ended September 30, 2018 and 2017, the Company’s effective tax rate was 23.4% and 35.3%, respectively. For the twelve months ended September 30, 2018 and 2017, the Company's effective tax rate was 22.8% and 35.0%, respectively. The federal statutory tax rate is 21% in 2018 and 35% in 2017. The Company's effective tax rates for all periods in 2018 and 2017 differ from the federal statutory tax rate primarily due to capital gains in the decommissioning trusts which are taxed at the federal rate of 20%, the tax benefit of stock incentive plans, the allowance for equity funds used during construction ("AEFUDC"), and state taxes.

The results for the three, nine and twelve months ended September 30, 2018, contain provisional estimates of the impact of the TCJA. These amounts are considered provisional because they use estimates for which tax returns have not yet been filed and because estimated amounts may be impacted by future regulatory and accounting guidance if and when issued. The Company will adjust these provisional amounts as further information becomes available and as we refine our calculations. As permitted by recent guidance issued by the SEC, these adjustments will occur during a reasonable “measurement period” not to exceed twelve months from the date of enactment.
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
National Ambient Air Quality Standards ("NAAQS"). Under the Clean Air Act ("CAA"), the U.S Environmental Protection Agency ("EPA") sets NAAQS for six criteria pollutants considered harmful to public health and the environment, including particulate matter, nitrogen oxide, carbon monoxide, ozone and sulfur dioxide. On October 1, 2015, the EPA released a final rule tightening the primary and secondary NAAQS for ground-level ozone from its 2008 standard levels of 75 parts per billion ("ppb") to 70 ppb. The EPA published the Final Rule on June 4, 2018, designating El Paso County, Texas, as “attainment/unclassifiable” under the 2015 ozone NAAQS and designating a section of southern Dona Ana County, New Mexico as “nonattainment.” In August, several petitions for review of the Final Rule were filed in the U.S. Court of Appeals for the D.C. Circuit. One of these

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

petitions, filed by the City of Sunland Park, New Mexico, specifically challenges the “attainment/unclassifiable” designation of El Paso County, Texas. The Company and other intervenors filed and were granted motions to intervene in the challenges to EPA’s 2015 ozone NAAQS designations.
States, including New Mexico, that contain any areas designated as nonattainment are required to complete development of implementation plans in the 2020-2021 timeframe. Most nonattainment areas are expected to have until 2020 or 2023 to meet the primary (health) standard, with the exact attainment date varying based on the ozone level in the area. The Company continues to evaluate what impact these final and proposed NAAQS could have on its operations. If the Company is required to install additional equipment to control emissions at its facilities, the NAAQS, individually or in the aggregate, could have a material impact on its operations and financial results.
Climate Change. The U.S. federal government has either considered, proposed and/or finalized legislation or regulations limiting greenhouse gas ("GHG") emissions, including carbon dioxide. In particular, the U.S. Congress has considered legislation to restrict or regulate GHG emissions. In October 2015, the EPA published a rule establishing guidelines for states to regulate CO2 emissions from existing power plants, known as the Clean Power Plan ("CPP"). Legal challenges to the CPP are ongoing. On August 31, 2018, the EPA published a proposal to replace the CPP called the Affordable Clean Energy ("ACE") rule. At this time the Company cannot determine the impact that the CPP, the ACE rule, and related proposals and legal challenges may have on our financial position, results of operations or cash flows.
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
The provisions in ASU 2017-07 were applied retrospectively for the income statement presentation of the service cost component and the other components of net benefit costs. The Company elected to apply the practical expedient and used the amounts disclosed in its pension and other postretirement benefit plan note for the 2017 comparative period as the estimation basis for applying the retrospective presentation requirements. The Company reclassified $2.1 million to "Operations and maintenance" in the Company’s Statement of Operations for the three months ended September 30, 2017 by increasing (i) "Investment and interest income, net" by $5.3 million, (ii) "Miscellaneous non-operating income" by $2.8 million, (iii) "Miscellaneous non-operating deductions" by $2.1 million, and (iv) "Other interest" by $3.9 million. As a result of the reclassifications, "Operations and maintenance" increased to $2.7 million in service cost from the $0.6 million in net periodic benefit cost previously reported.
The Company reclassified $6.2 million to "Operations and maintenance" in the Company’s Statement of Operations for the nine months ended September 30, 2017 by increasing (i) "Investment and interest income, net" by $15.8 million, (ii) "Miscellaneous non-operating income" by $8.5 million, (iii) "Miscellaneous non-operating deductions" by $6.3 million, and (iv) "Other interest" by $11.8 million. As a result of the reclassifications, "Operations and maintenance" increased to $8.1 million in service cost from the $1.9 million in net periodic benefit cost previously reported.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The Company reclassified $8.5 million to "Operations and maintenance" in the Company’s Statement of Operations for the twelve months ended September 30, 2017 by increasing (i) "Investment and interest income, net" by $21.0 million, (ii) "Miscellaneous non-operating income" by $11.3 million, (iii) "Miscellaneous non-operating deductions" by $8.2 million, and (iv) "Other interest" by $15.6 million. As a result of the reclassifications, "Operations and maintenance" increased to $10.7 million in service cost from the $2.2 million in net periodic benefit cost previously reported.
Retirement Plans
The net periodic benefit cost recognized for the three, nine and twelve months ended September 30, 2018 and 2017, is made up of the components listed below as determined using the projected unit credit actuarial cost method (in thousands):

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,
	2018	2017	2018	2017	2018	2017
Components of net periodic benefit cost:
Service cost	$2,801	$2,129	$8,316	$6,388	$10,446	$8,388
Interest cost	3,214	3,264	9,659	9,794	12,924	13,053
Expected return on plan assets	(5,176)	(4,797)	(15,806)	(14,392)	(20,603)	(19,112)
Amortization of:
Net loss	2,214	2,114	6,414	6,341	8,527	8,175
Prior service benefit	(875)	(877)	(2,630)	(2,630)	(3,506)	(3,506)
Net periodic benefit cost	$2,178	$1,833	$5,953	$5,501	$7,788	$6,998
During the nine months ended September 30, 2018, the Company contributed $8.7 million of its projected $9.4 million 2018 annual contribution to its retirement plans.
Other Postretirement Benefits
The net periodic benefit recognized for the three, nine and twelve months ended September 30, 2018 and 2017, is made up of the components listed below (in thousands):

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,
	2018	2017	2018	2017	2018	2017
Components of net periodic benefit:
Service cost	$696	$559	$2,096	$1,677	$2,655	$2,267
Interest cost	559	680	1,689	2,042	2,370	2,593
Expected return on plan assets	(602)	(477)	(1,827)	(1,430)	(2,304)	(1,893)
Amortization of:
Prior service benefit	(1,538)	(1,537)	(4,613)	(4,613)	(6,151)	(6,151)
Net gain	(574)	(419)	(1,624)	(1,258)	(2,044)	(1,659)
Net periodic benefit	$(1,459)	$(1,194)	$(4,279)	$(3,582)	$(5,474)	$(4,843)
During the nine months ended September 30, 2018, the Company contributed $0.3 million of its projected $0.5 million 2018 annual contribution to its other postretirement benefits plan.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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
Long-Term Debt and Short-Term Borrowings Under the RCF. The fair values of the Company's long-term debt and short-term borrowings under the RCF are based on estimated market prices for similar issues and are presented below (in thousands):

	September 30, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Pollution Control Bonds	$157,746	$163,151	$157,676	$169,186
Senior Notes (1)	1,117,968	1,221,480	993,426	1,211,922
RGRT Senior Notes (1)(2)	109,540	110,535	44,886	47,070
RCF (2)	19,362	19,362	173,533	173,533
Total	$1,404,616	$1,514,528	$1,369,521	$1,601,711
_______________

(1)
On June 28, 2018, the Company issued $125 million in aggregate principal amount of 4.22% Senior Notes due August 15, 2028 and guaranteed the issuance by the RGRT of $65 million in aggregate principal amount of 4.07% Senior Guaranteed Notes due August 15, 2025. See Note L, Long-Term Debt and Financing Obligations.

(2)
Nuclear fuel financing, as of September 30, 2018 and December 31, 2017, is funded through $110 million and $45 million RGRT Senior Notes and $19.4 million and $88.5 million, respectively, under the RCF. As of September 30, 2018, no borrowings were outstanding under the RCF for working capital and general corporate purposes. As of December 31, 2017, $85.0 million, was outstanding under the RCF for working capital or general corporate purposes. The interest rate on the Company's borrowings under the RCF is reset throughout the quarter reflecting current market rates. Consequently, the carrying value approximates fair value.

Marketable Securities. The Company's marketable securities, included in decommissioning trust funds in the balance sheets, are reported at fair value which was $297.0 million and $286.9 million at September 30, 2018 and December 31, 2017, respectively. The investments in the Company's Palo Verde nuclear decommissioning trust funds ("NDT") are classified as available for sale debt securities, equity securities and cash and cash equivalents. These investments are recorded at their estimated fair value in accordance with FASB guidance for certain investments in debt and equity securities. On January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments-Overall, which eliminates the requirements to classify investments in equity securities with readily determinable fair values as trading or available for sale and requires entities to recognize changes in fair value for these securities in net income as reported in the Statements of Operations. ASU 2016-01 requires a modified-retrospective approach and therefore, comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.
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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2018
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities (1):
Federal Agency Mortgage Backed Securities	$9,621	$(246)	$15,417	$(604)	$25,038	$(850)
U.S. Government Bonds	19,828	(516)	27,478	(1,969)	47,306	(2,485)
Municipal Debt Obligations	4,327	(153)	8,131	(747)	12,458	(900)
Corporate Debt Obligations	27,701	(913)	3,978	(388)	31,679	(1,301)
Total	$61,477	$(1,828)	$55,004	$(3,708)	$116,481	$(5,536)

_________________

(1)	Includes 163 securities.

	December 31, 2017
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities (2):
Federal Agency Mortgage Backed Securities	$4,700	$(46)	$10,099	$(165)	$14,799	$(211)
U.S. Government Bonds	28,866	(416)	18,186	(969)	47,052	(1,385)
Municipal Debt Obligations	4,290	(73)	9,736	(742)	14,026	(815)
Corporate Debt Obligations	10,685	(107)	4,475	(331)	15,160	(438)
Total Debt Securities	48,541	(642)	42,496	(2,207)	91,037	(2,849)
Domestic Equity Securities	962	(210)	—	—	962	(210)
Total	$49,503	$(852)	$42,496	$(2,207)	$91,999	$(3,059)

_________________

(2)	Includes 146 securities.
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
For the three, nine and twelve months ended September 30, 2018 and 2017, the Company did not recognize any other than temporary impairment losses on its available-for-sale securities.
Investments categorized as available for sale securities also include gross unrealized gains which have not been recognized in the Company's net income. The table below presents the unrecognized gross unrealized gains and the fair value of these securities, aggregated by investment category (in thousands):

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2018		December 31, 2017
	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains
Description of Securities:
Federal Agency Mortgage Backed Securities	$2,169	$76	$5,933	$203
U.S. Government Bonds	1,615	50	11,129	256
Municipal Debt Obligations	2,005	79	2,558	109
Corporate Debt Obligations	8,320	317	19,514	1,067
Total Debt Securities	14,109	522	39,134	1,635
Domestic Equity Securities	—	—	120,065	45,587
International Equity Securities	—	—	28,804	5,908
Cash and Cash Equivalents	—	—	6,864	—
Total	$14,109	$522	$194,867	$53,130
The Company's marketable securities include investments in mortgage backed securities, municipal, corporate and federal debt obligations. The contractual year for maturity of these available-for-sale debt securities as of September 30, 2018, is as follows (in thousands):

	Total	2018	2019 through 2022	2023 through 2027	2028 and Beyond
Federal Agency Mortgage Backed Securities	$27,207	$—	$8	$228	$26,971
U.S. Government Bonds	48,921	1,228	27,157	11,148	9,388
Municipal Debt Obligations	14,463	104	5,498	5,716	3,145
Corporate Debt Obligations	39,999	—	17,764	9,968	12,267
The Company's available for sale securities in the NDT are sold from time to time and the Company uses the specific identification basis to determine the amount to reclassify from AOCI into net income. The proceeds from the sale of these securities during the three, nine and twelve months ended September 30, 2018 and 2017, and the related effects on pre-tax income are as follows (in thousands):

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,
	2018	2017	2018	2017	2018	2017
Proceeds from sales or maturities of available-for-sale securities	$7,451	$13,967	$21,816	$76,498	$42,355	$107,601
Gross realized gains included in pre-tax income	$—	$1,797	$9	$9,706	$2,076	$12,231
Gross realized losses included in pre-tax income	(443)	(32)	(1,117)	(584)	(1,680)	(1,039)
Gross unrealized losses included in pre-tax income	—	—	—	—	—	—
Net gains (losses) included in pre-tax income	$(443)	$1,765	$(1,108)	$9,122	$396	$11,192
Upon the adoption of ASU 2016-01, Financial Instruments-Overall, on January 1, 2018, the Company records, on a modified-retrospective basis, changes in fair market value for equity securities held in the NDT in the Statements of Operations. The unrealized gains and losses recognized during the three and nine months ended, September 30, 2018 and related effects on pre-tax income are as follows (in thousands):

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended	Nine Months Ended
	September 30, 2018

Net gains and (losses) recognized on equity securities	$9,533	$10,791
Less: Net gains and (losses) recognized on equity securities sold	3,005	7,061
Unrealized gains and (losses) recognized on equity securities still held at reporting date	$6,528	$3,730
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
The fair value of the NDT and investments in debt securities at September 30, 2018 and December 31, 2017, and the level within the three levels of the fair value hierarchy defined by the FASB guidance are presented in the table below (in thousands):

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Description of Securities	Fair Value as of September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading Securities:
Investments in Debt Securities	$1,681	$—	$—	$1,681
Equity Securities:
Domestic	$127,966	$127,966	$—	$—
International	28,229	28,229	—	—
Total Equity Securities	156,195	156,195	—	—
Available for Sale Debt Securities:
Federal Agency Mortgage Backed Securities	27,207	—	27,207	—
U.S. Government Bonds	48,921	48,921	—	—
Municipal Debt Obligations	14,463	—	14,463	—
Corporate Debt Obligations	39,999	—	39,999	—
Total Available for Sale Debt Securities	130,590	48,921	81,669	—
Cash and Cash Equivalents	10,245	10,245	—	—
Total	$297,030	$215,361	$81,669	$—

Description of Securities	Fair Value as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading Securities:
Investments in Debt Securities	$1,735	$—	$—	$1,735
Available for Sale:
Federal Agency Mortgage Backed Securities	$20,732	$—	$20,732	$—
U.S. Government Bonds	58,181	58,181	—	—
Municipal Debt Obligations	16,584	—	16,584	—
Corporate Debt Obligations	34,674	—	34,674	—
Subtotal, Debt Securities	130,171	58,181	71,990	—
Domestic	121,027	121,027	—	—
International	28,804	28,804	—	—
Subtotal, Equity Securities	149,831	149,831	—	—
Cash and Cash Equivalents	6,864	6,864	—	—
Total	$286,866	$214,876	$71,990	$—

There were no transfers in or out of Level 1 and Level 2 fair value measurements categories due to changes in observable inputs during the three, nine and twelve months ended September 30, 2018 and 2017. There were no purchases, sales, issuances and settlements related to the assets in the Level 3 fair value measurement category during the three, nine and twelve months ended September 30, 2018 and 2017.

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
$65 Million RGRT Senior Guaranteed Notes. On June 28, 2018, the RGRT, a Texas grantor trust through which the Company finances its portion of nuclear fuel for Palo Verde, and the Company entered into a Note Purchase Agreement (the "RGRT Agreement") with several institutional purchasers. Under the terms of the RGRT Agreement, the RGRT issued and sold $65 million aggregate principal amount of 4.07% Senior Guaranteed Notes due August 15, 2025 (the "RGRT Notes"). The net proceeds from the RGRT Notes were used to repay outstanding short-term borrowings under the RCF to finance nuclear fuel purchases. The Company guaranteed the payment of principal and interest on the RGRT Notes. RGRT’s assets, liabilities and operations are consolidated in the Company’s financial statements and the RGRT Notes are included as long-term debt on the balance sheet. The RGRT will pay interest on the RGRT Notes semi-annually on February 15 and August 15 of each year until maturity, beginning on February 15, 2019.
The RGRT may redeem the RGRT Notes, in whole or in part, at any time at a redemption price equal to 100% of the principal amount to be redeemed together with the interest on such principal amount accrued to the date of redemption, plus a make-whole amount based on the prevailing market interest rates.
The issuance sale of both the Notes and the RGRT Notes was made in reliance on a private placement exemption from the registration provisions of the Securities Act of 1933, as amended (the "Securities Act").
Revolving Credit Facility. On September 13, 2018, the Company and The Bank of New York Mellon Trust Company, N.A., as trustee of the RGRT, entered into a third amended and restated credit agreement (the "RCF Agreement") with MUFG Union Bank, N.A., as administrative agent and as syndication agent, various issuing banks party thereto and various lending banks party thereto. Under the terms of the RCF Agreement, the Company has available a $350 million RCF with a $50 million subfacility for the issuance of letters of credit, and extended the term of the Company's existing $350 million revolving credit agreement from January 14, 2020 to September 13, 2023 (the "Maturity Date"). The Company may increase the RCF by up to $50 million (to a total of $400 million) during the term of the RCF Agreement, upon the satisfaction of certain conditions more fully set forth in the RCF Agreement, including obtaining commitments from lenders or third party financial institutions. In addition, the Company may extend the Maturity Date up to two times, in each case for an additional one-year period, upon the satisfaction of certain conditions more fully set forth in the RCF Agreement, including requisite lender approval.
The RCF Agreement provides that amounts borrowed by the Company may be used for, among other things, working capital and general corporate purposes. Any amounts borrowed by the RGRT may be used, among other things, to finance the acquisition and cost to process nuclear fuel. Amounts borrowed by the RGRT are guaranteed by the Company and the balance borrowed under the RCF Agreement is recorded as short-term borrowings on the balance sheet. The RCF Agreement is unsecured. The RCF Agreement requires compliance with certain covenants, including a total debt to capitalization ratio. The Company is in compliance with these requirements.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
El Paso Electric Company:

Results of Review of Interim Financial Information
We have reviewed the balance sheet of El Paso Electric Company (the "Company") as of September 30, 2018, the related statements of operations and comprehensive operations for the three-month, nine-month, and twelve-month periods ended September 30, 2018 and 2017, the related statements of cash flows for the nine-month periods ended September 30, 2018 and 2017, and the related notes (collectively, the interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
November 2, 2018

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this Item 2 updates, and should be read in conjunction with, the information set forth in Part II, Item 7 of the 2017 Form 10-K.

FORWARD-LOOKING STATEMENTS
Certain matters discussed in this Quarterly Report on Form 10-Q, other than statements of historical fact, are “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements often include words like "believe", "anticipate", "target", "project", "expect", "predict", "pro forma", "estimate", "intend", "will", "is designed to", "plan", and words of similar meaning, or are indicated by the Company's discussion of strategies or trends. Forward-looking statements describe the Company's future plans, objectives, expectations or goals. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurances can be given that these expectations will prove to be correct. Such statements address future events and conditions and include, but are not limited to:

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

•
the ability of the Company's operating partners to maintain plant operations and manage operations and maintenance ("O&M") costs at Palo Verde, including costs to comply with any new or expanded regulatory or environmental requirements,

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
These lists are not all-inclusive because it is not possible to predict all factors. A discussion of some of these factors is included in the 2017 Form 10-K under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Summary of Critical Accounting Policies and Estimates" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources". This Quarterly Report on Form

10-Q should be read in its entirety. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels. Any forward-looking statement speaks only as of the date such statement was made, and the Company is not obligated to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made, except as required by applicable laws or regulations.

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

Summary
The following is an overview of our results of operations for the three, nine and twelve-month periods ended September 30, 2018 and 2017. Net income and basic earnings per share for the three, nine and twelve-month periods ended September 30, 2018 and 2017, are shown below:

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,
	2018	2017	2018	2017	2018	2017
Net income (in thousands)	$73,271	$59,684	$99,600	$91,761	$106,100	$97,417
Basic earnings per share	1.80	1.47	2.45	2.26	2.61	2.40
The following table shows the primary factors affecting the after-tax change in net income between the 2018 and 2017 periods presented (in thousands):

	Three Months Ended	Nine Months Ended	Twelve Months Ended
September 30, 2017 net income	$59,684	$91,761	$97,417
Change in (net of tax at 21%):
Effective tax rate, other (a)	10,561	17,021	18,462
Increased investment and interest income, NDT (b)	5,863	758	380
Increased retail non-fuel base revenues (c)	4,534	6,557	13,504
Increased operation and maintenance at fossil-fuel generating plants (d)	(2,308)	(3,350)	(4,652)
Increased transmission and distribution operation and maintenance expenses (e)	(1,739)	(2,434)	(3,054)
Increased depreciation and amortization (f)	(1,267)	(3,908)	(5,984)
Increased administrative and general expenses (g)	(1,039)	(2,033)	(1,978)
Increased taxes other than income taxes (h)	(406)	(322)	(1,442)
Palo Verde performance rewards, net (i)	—	(3,954)	(3,954)
Other	(612)	(496)	(2,599)
September 30, 2018 net income	$73,271	$99,600	$106,100

______________
All information presented below is expressed in pre-tax amounts except when stated otherwise.

(a)
The effective tax rate, other changed for the three and nine months ended September 30, 2018, compared to the three and nine months ended September 30, 2017, primarily due to a decrease in the federal corporate income tax rate from 35% to 21%, excluding the tax impact of other items in the table above, partially offset by a reduction in state tax reserves in 2017 due to the settlement of Texas state income tax audits.

The effective tax rate, other changed for the twelve months ended September 30, 2018, compared to the twelve months ended September 30, 2017, primarily due to (i) a decrease in the federal corporate income tax rate from 35% to 21%, excluding the tax impact of other items in the table above, and (ii) accrual adjustments to filed returns, partially offset by a reduction in state tax reserves in 2017 due to the settlement of Texas state income tax audits.

(b)
Investment and interest income increased for the three and nine months ended September 30, 2018, compared to the three and nine months ended September 30, 2017, primarily due to an increase in realized and unrealized net gains on securities held in the NDT. Beginning on January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments, and began recording unrealized gains and losses on equity securities held in the NDT directly in earnings. Refer to "Impact of New Accounting Standard and Use of Non-GAAP Financial Measures" below for further details.

(c)
Retail non-fuel base revenues, excluding the impact of rate changes, increased for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, primarily due to (i) increased revenues from residential customers of $7.9 million caused by increased kWh sales that resulted from favorable weather and an increase in the average number of residential customers served compared to the three months ended September 30, 2017, (ii) increased revenues from small commercial and industrial customers of $2.4 million caused by increased kWh sales that resulted from favorable weather and an increase in the average number of small commercial and industrial customers served compared to the three months ended September 30, 2017, and (iii) increased revenues from sales to public authorities customers of $0.9 million caused by increased kWh sales that resulted from favorable weather compared to the three months ended September 30, 2017. In addition, rate changes include the refunds in 2018 of approximately $10.8 million to customers for the reduction in the federal corporate income tax rate due to the TCJA. The reduction in rates due to the TCJA was offset by non-fuel base rate increases of approximately $5.6 million approved by the 2017 PUCT Final Order.

Retail non-fuel base revenues, excluding the impact of rate changes, increased for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, primarily due to (i) increased revenues from residential customers of $15.1 million caused by increased kWh sales that resulted from favorable weather and an increase in the average number of residential customers served compared to the nine months ended September 30, 2017, and (ii) increased revenues from small commercial and industrial customers of $3.5 million caused by increased kWh sales that resulted from favorable weather and an increase in the average number of small commercial and industrial customers served compared to the nine months ended September 30, 2017. In addition, rate changes include the refunds in 2018 of approximately $22.6 million to customers for the reduction in the federal corporate income tax rate due to the TCJA. The reduction in rates due to the TCJA was offset by non-fuel base rate increases of approximately $12.5 million approved by the 2017 PUCT Final Order.

Retail non-fuel base revenues, excluding the impact of rate changes, increased for the twelve months ended September 30, 2018, compared to the twelve months ended September 30, 2017, primarily due to (i) increased revenues from residential customers of $15.1 million caused by increased kWh sales that resulted from favorable weather and an increase in the average number of residential customers served compared to the twelve months ended September 30, 2017, and (ii) increased revenues from small commercial and industrial customers of $4.1 million caused by increased kWh sales that resulted from favorable weather and an increase in the average number of small commercial and industrial customers served compared to the twelve months ended September 30, 2017. In addition, rate changes include the refunds in 2018 of approximately $22.6 million to customers for the reduction in the federal corporate income tax rate due to the TCJA. The reduction in rates due to the TCJA was offset by non-fuel base rate increases of approximately $21.3 million of which approximately $4.8 million related to the period from July 18, 2017 through September 30, 2017. These relate back revenues were recognized when the 2017 PUCT Final Order was approved in December 2017.

(d)
O&M expenses at our fossil fuel generating plants increased for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, primarily due to maintenance and outage costs related to Newman Unit 2 and maintenance costs at MPS.

O&M expenses at our fossil fuel generating plants increased for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, primarily due to outage costs at Rio Grande Power Station ("Rio Grande") Unit 8 in 2018.

O&M expenses at our fossil fuel generating plants increased for the twelve months ended September 30, 2018, compared to the twelve months ended September 30, 2017, primarily due to outage costs at Rio Grande Unit 8 and net increases in maintenance and outage costs at Newman in 2018.

(e)
Transmission and distribution O&M expenses increased for the three, nine and twelve months ended September 30, 2018, compared to the three, nine and twelve months ended September 30, 2017, primarily due to increases in payroll costs and subcontractor expenses related to vegetation management.

(f)
Depreciation and amortization increased for the three, nine and twelve months ended September 30, 2018, compared to the three, nine and twelve months ended September 30, 2017, primarily due to increased plant balances.

(g)
Administrative and general ("A&G") expenses increased for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, primarily due to the timing of the accrual of employee incentive compensation.

A&G expenses increased for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, primarily due to (i) changes in actuarial assumptions used to calculate expenses for retirement benefit plans, (ii) the timing of the accrual of employee incentive compensation, and (iii) an adjustment in estimated Four Corners pension and benefit costs recorded in 2017. These increases were partially offset by decreases in costs for medical claims and other employee benefits.

A&G expenses increased for the twelve months ended September 30, 2018, compared to the twelve months ended September 30, 2017, primarily due to higher employee incentive compensation.

(h)
Taxes other than income taxes increased for the twelve months ended September 30, 2018, compared to the twelve months ended September 30, 2017, primarily due to increased property valuations and tax rates, and higher payroll taxes, partially offset by decreased revenue related taxes in Texas.

(i)
Palo Verde performance rewards of $5.0 million, associated with the 2013 to 2015 performance periods, net of disallowed fuel and purchased power costs related to the resolution of the Texas fuel reconciliation proceeding designated as PUCT Docket No. 46308 for the period from April 2013 through March 2016, were recorded in June 2017, with no comparable amount in the nine and twelve months ended September 30, 2018.

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

	Three Months Ended
	September 30,
	2018	2017
	(In thousands except for per share data)
Net income (GAAP)	$73,271	$59,684
Adjusting items before income tax effects
Unrealized gains, net	(6,528)	—
Realized gains, net	(2,562)	(1,765)
Total adjustments before income tax effects	(9,090)	(1,765)
Income taxes on above adjustments	1,818	353
Adjusting items, net of income taxes	(7,272)	(1,412)
Adjusted net income (non-GAAP)	$65,999	$58,272

Basic earnings per share (GAAP)	$1.80	$1.47
Adjusted basic earnings per share (non-GAAP)	$1.62	$1.44

	Nine Months Ended
	September 30,
	2018	2017
	(In thousands except for per share data)
Net income (GAAP)	$99,600	$91,761
Adjusting items before income tax effects
Unrealized gains, net	(3,730)	—
Realized gains, net	(5,953)	(9,122)
Total adjustments before income tax effects	(9,683)	(9,122)
Income taxes on above adjustments	1,937	1,824
Adjusting items, net of income taxes	(7,746)	(7,298)
Adjusted net income (non-GAAP)	$91,854	$84,463

Basic earnings per share (GAAP)	$2.45	$2.26
Adjusted basic earnings per share (non-GAAP)	$2.26	$2.08

	Twelve Months Ended
	September 30,
	2018	2017
	(In thousands except for per share data)
Net income (GAAP)	$106,100	$97,417
Adjusting items before income tax effects
Unrealized gains, net	(3,730)	—
Realized gains, net	(7,457)	(11,192)
Total adjustments before income tax effects	(11,187)	(11,192)
Income taxes on above adjustments	2,238	2,238
Adjusting items, net of income taxes	(8,949)	(8,954)
Adjusted net income (non-GAAP)	$97,151	$88,463

Basic earnings per share (GAAP)	$2.61	$2.40
Adjusted basic earnings per share (non-GAAP)	$2.39	$2.18
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
Operating revenues
We realize revenue from the sale of electricity to retail customers at regulated rates and the sale of energy in the wholesale power market generally at market-based prices. Sales for resale - full requirement customer (which are FERC regulated cost-based wholesale sales within our service territory) accounted for less than 1% of revenues.
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
No retail customer accounted for more than 3% of our non-fuel base revenues for the three, nine and twelve months ended September 30, 2018. Residential and small commercial customers represent approximately 80% of our non-fuel base revenues for the three, nine and twelve months ended September 30, 2018. While this customer base is more stable, it is also more sensitive to changes in weather conditions. The current rate structures in Texas and New Mexico reflect higher base rates during the peak summer season of May through October and lower base rates during November through April for our residential and small commercial and industrial customers. As a result, our business is seasonal, with higher kWh sales and revenues during the summer cooling season.
Weather significantly impacts our residential, small commercial and industrial customers, and to a lesser extent, our sales to public authorities. Heating and cooling degree days can be used to evaluate the effect of weather on energy use. For each degree the average outdoor temperature varies from a standard of 65 degrees Fahrenheit, a degree day is recorded. For the three, nine and twelve months ended September 30, 2018, retail non-fuel base revenues were positively impacted by favorable weather when compared to the three, nine and twelve months ended September 30, 2017. Cooling degree days for the three, nine and twelve months ended September 30, 2018 increased 11.1%, 12.8% and 11.0% when compared to the three, nine and twelve months ended September 30, 2017, and were 7.0%, 12.6% and 17.7% above the 10-year average, respectively. The table below shows heating and cooling degree days compared to a 10-year average.

	Three Months Ended			Nine Months Ended			Twelve Months Ended
	September 30,			September 30,			September 30,
			10-Year			10-Year			10-Year
	2018	2017	Average	2018	2017	Average	2018	2017	Average*
Heating degree days	—	—	1	976	855	1,174	1,643	1,572	2,081
Cooling degree days	1,702	1,532	1,591	3,058	2,712	2,717	3,263	2,939	2,773
______________
* Calendar year basis.
Customer growth is a key driver of the growth of retail sales. The average number of retail customers grew 1.7% for the three months ended September 30, 2018 when compared to the three months ended September 30, 2017, and 1.6% for the nine and twelve months ended September 30, 2018 when compared to the nine and twelve months ended September 30, 2017. See the tables presented on pages 44, 45 and 46, which provide detail on the average number of retail customers and the related revenues and kWh sales.
Retail non-fuel base revenues. Retail non-fuel base revenues for the three months ended September 30, 2018 increased $5.7 million, or 2.7%, compared to the three months ended September 30, 2017. Retail non-fuel base revenues, excluding the impact of rate changes, increased primarily due to (i) increased revenues from residential customers of $7.9 million caused by a 7.3% increase in kWh sales driven by favorable weather and a 1.7% increase in the average number of residential customers served compared to the three months ended September 30, 2017, (ii) increased revenues from small commercial and industrial customers of $2.4 million caused by a 3.7% increase in kWh sales driven by favorable weather and a 1.6% increase in the average number of small commercial and industrial customers served compared to the three months ended September 30, 2017 and (iii) increased revenues from sales to public authorities customers of $0.9 million caused by a 1.7% increase in kWh sales driven by favorable weather compared to the three months ended September 30, 2017. In addition, rate changes include the refunds in 2018 of approximately $10.8 million to customers for the reduction in the federal corporate income tax rate due to the TCJA. The reduction in rates due to the TCJA was offset by non-fuel base rate increases of approximately $5.6 million approved by the PUCT in the 2017 PUCT Final Order.

Retail non-fuel base revenues for the nine months ended September 30, 2018 increased $8.3 million, or 1.7%, compared to the nine months ended September 30, 2017. Retail non-fuel base revenues, excluding the impact of rate changes, increased primarily due to (i) increased revenues from residential customers of $15.1 million caused by a 6.4% increase in kWh sales driven by favorable weather and a 1.6% increase in the average number of residential customers served compared to the nine months ended September 30, 2017 and (ii) increased revenues from small commercial and industrial customers of $3.5 million caused by a 1.9% increase in kWh sales driven by favorable weather and a 1.1% increase in the average number of small commercial and industrial customers served compared to the nine months ended September 30, 2017. In addition, rate changes include the refunds in 2018 of approximately $22.6 million to customers for the reduction in the federal corporate income tax rate due to the TCJA. The reduction in rates due to the TCJA was offset by non-fuel base rate increases of approximately $12.5 million approved by the PUCT in the 2017 PUCT Final Order.
Retail non-fuel base revenues for the twelve months ended September 30, 2018 increased $17.1 million, or 2.8%, compared to the twelve months ended September 30, 2017. Retail non-fuel base revenues, excluding the impact of rate changes, increased primarily due to (i) increased revenues from residential customers of $15.1 million caused by a 5.1% increase in kWh sales driven by favorable weather and a 1.6% increase in the average number of residential customers served compared to the twelve months ended September 30, 2017 and (ii) increased revenues from small commercial and industrial customers of $4.1 million caused by a 1.7% increase in kWh sales driven by favorable weather and a 1.2% increase in the average number of small commercial and industrial customers served compared to the twelve months ended September 30, 2017. In addition, rate changes include the refunds in 2018 of approximately $22.6 million to customers for the reduction in the federal corporate income tax rate due to the TCJA. The reduction in rates due to the TCJA was offset by non-fuel base rate increases of approximately $21.3 million, of which approximately $4.8 million related to the period from July 18, 2017 through September 30, 2017. These relate back revenues were recognized when the 2017 PUCT Final Order was approved in December 2017.
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
In the three, nine and twelve months ended September 30, 2018, we over-recovered our fuel costs by $3.2 million, $3.6 million and $6.8 million, respectively. In March 2018 and March 2017, $1.1 million and $1.4 million, respectively, were credited to customers through the applicable fuel adjustment clauses as the result of a reimbursement from the DOE related to spent nuclear fuel storage. At September 30, 2018, we had a net fuel over-recovery balance of $9.9 million, including over-recoveries of $6.9 million in Texas, $2.9 million in New Mexico and $0.1 million in FERC jurisdictions. On October 13, 2017, we filed a request to decrease our Texas fixed fuel factor by approximately 19% to reflect decreased fuel expenses primarily related to a decrease in the price of natural gas used to generate power. The decrease in our Texas fixed fuel factor became effective beginning with the November 2017 billing month. On April 13, 2018, we filed a request with the PUCT, which was assigned PUCT Docket No. 48264, to decrease the Texas fixed fuel factor by approximately 29% to reflect decreased fuel expenses primarily related to a decrease in the price of natural gas used to generate power. On April 25, 2018, our proposed fuel factors were approved on an interim basis effective for the first billing cycle of the May 2018 billing month. No party to the case requested a hearing by May 14, 2018, and the tariff was approved and the docket closed on May 22, 2018. On October 15, 2018, we filed a request with the PUCT to decrease our Texas fixed fuel factor by approximately 6.99% to reflect decreased fuel expenses primarily related to a decrease in the price of natural gas used to generate power. On October 25, 2018, the Company's fixed fuel factor was approved on an interim basis effective for the first billing cycle of the November 2018 billing month. Once the final approval is received by the PUCT, the Texas fixed fuel factor will continue thereafter until changed by the PUCT.
Off-system sales. Off-system sales are wholesale sales into markets outside our service territory. Off-system sales are primarily made in off-peak periods when we have competitive generation capacity available after meeting our regulated service obligations. We have shared 100% of margins on non-arbitrage sales (as defined by the settlement in PUCT Docket No. 41852) and 50% of margins on arbitrage sales with our Texas customers since April 1, 2014. We are currently sharing 90% of off-system sales margins with our New Mexico customers (as reaffirmed in NMPRC Case No. 09-00171-UT), and 25% of our off-system sales margins with our sales for resale - full requirement customer under the terms of their contract. Palo Verde's availability is an important factor in realizing these off-system sales margins.
Off-system sales revenues increased $8.0 million, or 42.1%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily as a result of a 23.9% increase in kWh sales due to additional available power, and higher average market prices for power. Off-system sales revenues increased $16.3 million, or 37.3%, for the nine months ended September 30, 2018, when compared to the nine months ended September 30, 2017, primarily as a result of a 29.7%

increase in kWh sales due to additional available power, and higher average market prices for power. Off-system sales revenues increased $19.7 million, or 35.5%, for the twelve months ended September 30, 2018, when compared to the twelve months ended September 30, 2017, primarily as a result of a 27.0% increase in kWh sales due to additional available power, and higher average market prices for power.

Comparisons of kWh sales and operating revenues are shown below (in thousands):
			Increase (Decrease)
Three Months Ended September 30:	2018	2017	Amount	Percent
kWh sales:
Retail:
Residential	1,059,193	987,247	71,946	7.3%
Commercial and industrial, small	729,414	703,429	25,985	3.7
Commercial and industrial, large	262,052	265,183	(3,131)	(1.2)
Sales to public authorities	447,280	439,926	7,354	1.7
Total retail sales	2,497,939	2,395,785	102,154	4.3
Wholesale:
Sales for resale - full requirement customer	19,099	20,147	(1,048)	(5.2)
Off-system sales	628,669	507,318	121,351	23.9
Total wholesale sales	647,768	527,465	120,303	22.8
Total kWh sales	3,145,707	2,923,250	222,457	7.6
Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$106,961	$100,221	$6,740	6.7%
Commercial and industrial, small	65,540	65,309	231	0.4
Commercial and industrial, large	11,385	12,360	(975)	(7.9)
Sales to public authorities	31,870	32,128	(258)	(0.8)
Total retail non-fuel base revenues (1)(2)(3)	215,756	210,018	5,738	2.7
Wholesale:
Sales for resale - full requirement customer	904	957	(53)	(5.5)
Total non-fuel base revenues	216,660	210,975	5,685	2.7
Fuel revenues:
Recovered from customers during the period	49,676	70,372	(20,696)	(29.4)
Over collection of fuel	(3,245)	(11,223)	7,978	71.1
Total fuel revenues (4)	46,431	59,149	(12,718)	(21.5)
Off-system sales (5)	27,014	19,016	7,998	42.1
Wheeling revenues (6)	5,145	4,896	249	5.1
Energy efficiency cost recovery (7)	2,077	—	2,077	—
Miscellaneous (6)	2,042	2,134	(92)	(4.3)
Total revenues from customers	299,369	296,170	3,199	1.1
Other (6)(8)	902	1,300	(398)	(30.6)
Total operating revenues	$300,271	$297,470	$2,801	0.9
Average number of retail customers (9):
Residential	375,410	369,233	6,177	1.7%
Commercial and industrial, small	42,508	41,840	668	1.6
Commercial and industrial, large	48	48	—	—
Sales to public authorities	5,770	5,563	207	3.7
Total	423,736	416,684	7,052	1.7
________________________________________

(1)	2018 includes a $5.6 million base rate increase related to the 2017 PUCT Final Order received in December 2017.

(2)	2018 includes a $10.8 million base rate decrease related to the reduction in federal statutory income tax rate approved in the TCJA.

(3)	2017 excludes $4.8 million of relate back revenues in Texas, from July 18, 2017 through September 30, 2017, which was recorded in the fourth quarter of 2017 related to the 2017 PUCT Final Order.

(4)	Includes deregulated Palo Verde Unit 3 revenues for the New Mexico jurisdiction of $2.0 million and $2.4 million in 2018 and 2017, respectively.

(5)	Includes retained margins of $0.7 million and $0.5 million in 2018 and 2017, respectively.

(6)	Represents revenues with no related kWh sales.

(7)
The Company implemented ASU 2014-09, Revenue from Contracts with Customers, in the first quarter of 2018, and as required by the standard, revenues related to reimbursed costs of energy efficiency programs approved by the Company's regulators are reported in operating revenues from customers. Related expenses are reported in operations and maintenance expenses.

(8)	Includes energy efficiency bonus of $0.4 million in 2017.

(9)	The number of retail customers presented is based on the number of service locations.

Comparisons of kWh sales and operating revenues are shown below (in thousands):
			Increase (Decrease)
Nine Months Ended September 30:	2018	2017	Amount	Percent
kWh sales:
Retail:
Residential	2,402,400	2,257,031	145,369	6.4%
Commercial and industrial, small	1,886,552	1,851,396	35,156	1.9
Commercial and industrial, large	792,845	794,572	(1,727)	(0.2)
Sales to public authorities	1,209,961	1,198,863	11,098	0.9
Total retail sales	6,291,758	6,101,862	189,896	3.1
Wholesale:
Sales for resale - full requirement customer	49,395	52,786	(3,391)	(6.4)
Off-system sales	1,918,672	1,478,941	439,731	29.7
Total wholesale sales	1,968,067	1,531,727	436,340	28.5
Total kWh sales	8,259,825	7,633,589	626,236	8.2
Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$240,430	$226,558	$13,872	6.1%
Commercial and industrial, small	155,104	156,184	(1,080)	(0.7)
Commercial and industrial, large	27,391	30,703	(3,312)	(10.8)
Sales to public authorities	76,042	77,222	(1,180)	(1.5)
Total retail non-fuel base revenues (1)(2)(3)	498,967	490,667	8,300	1.7
Wholesale:
Sales for resale - full requirement customer	2,247	2,279	(32)	(1.4)
Total non-fuel base revenues	501,214	492,946	8,268	1.7
Fuel revenues:
Recovered from customers during the period	127,348	175,140	(47,792)	(27.3)
Over collection of fuel (4)	(3,611)	(13,931)	10,320	74.1
Total fuel revenues (5)(6)	123,737	161,209	(37,472)	(23.2)
Off-system sales (7)	59,791	43,541	16,250	37.3
Wheeling revenues (8)	13,578	13,711	(133)	(1.0)
Energy efficiency cost recovery (9)	5,877	—	5,877	—
Miscellaneous (8)	6,313	6,322	(9)	(0.1)
Total revenues from customers	710,510	717,729	(7,219)	(1.0)
Other (8)(10)	2,270	2,919	(649)	(22.2)
Total operating revenues	$712,780	$720,648	$(7,868)	(1.1)
Average number of retail customers (11):
Residential	373,377	367,409	5,968	1.6%
Commercial and industrial, small	42,389	41,925	464	1.1
Commercial and industrial, large	48	48	—	—
Sales to public authorities	5,648	5,540	108	1.9
Total	421,462	414,922	6,540	1.6
________________________________________

(1)	2018 includes a $12.5 million base rate increase related to the 2017 PUCT Final Order received in December 2017.

(2)	2018 includes a $22.6 million base rate decrease related to the reduction in federal statutory income tax rate approved in the TCJA.

(3)	2017 excludes $4.8 million of relate back revenues in Texas, from July 18, 2017 through September 30, 2017, which was recorded in the fourth quarter of 2017 related to the 2017 PUCT Final Order.

(4)
Includes the portion of DOE refunds related to spent fuel storage of $1.1 million and $1.4 million in 2018 and 2017, respectively, that were credited to customers through the applicable fuel adjustment clauses.

(5)	2017 includes $5.0 million related to the Palo Verde performance rewards, net.

(6)	Includes deregulated Palo Verde Unit 3 revenues for the New Mexico jurisdiction of $6.0 million and $7.4 million in 2018 and 2017, respectively.

(7)	Includes retained margins of $1.7 million and $1.4 million in 2018 and 2017, respectively.

(8)	Represents revenues with no related kWh sales.

(9)
The Company implemented ASU 2014-09, Revenue from Contracts with Customers, in the first quarter of 2018, and as required by the standard, revenues related to reimbursed costs of energy efficiency programs approved by the Company's regulators are reported in operating revenues from customers. Related expenses are reported in operations and maintenance expenses.

(10)	Includes energy efficiency bonus of $0.7 million in 2017.

(11)	The number of retail customers presented is based on the number of service locations.

Comparisons of kWh sales and operating revenues are shown below (in thousands):
			Increase (Decrease)
Twelve Months Ended September 30:	2018	2017	Amount	Percent
kWh sales:
Retail:
Residential	2,968,629	2,823,711	144,918	5.1%
Commercial and industrial, small	2,445,866	2,405,225	40,641	1.7
Commercial and industrial, large	1,043,592	1,055,892	(12,300)	(1.2)
Sales to public authorities	1,575,768	1,571,506	4,262	0.3
Total retail sales	8,033,855	7,856,334	177,521	2.3
Wholesale:
Sales for resale - full requirement customer	59,496	62,502	(3,006)	(4.8)
Off-system sales	2,482,615	1,954,730	527,885	27.0
Total wholesale sales	2,542,111	2,017,232	524,879	26.0
Total kWh sales	10,575,966	9,873,566	702,400	7.1
Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$301,756	$281,314	$20,442	7.3%
Commercial and industrial, small	197,719	196,469	1,250	0.6
Commercial and industrial, large	35,091	39,154	(4,063)	(10.4)
Sales to public authorities	96,710	97,246	(536)	(0.6)
Total retail non-fuel base revenues (1)(2)(3)	631,276	614,183	17,093	2.8
Wholesale:
Sales for resale - full requirement customer	2,698	2,700	(2)	(0.1)
Total non-fuel base revenues	633,974	616,883	17,091	2.8
Fuel revenues:
Recovered from customers during the period	170,588	216,170	(45,582)	(21.1)
Over collection of fuel (4)	(6,813)	(10,806)	3,993	37.0
Total fuel revenues (5)(6)	163,775	205,364	(41,589)	(20.3)
Off-system sales (7)	75,236	55,524	19,712	35.5
Wheeling revenues (8)	17,981	19,020	(1,039)	(5.5)
Energy efficiency cost recovery (9)	5,877	—	5,877	—
Miscellaneous (8)	8,220	8,086	134	1.7
Total revenue from customers	905,063	904,877	186	—
Other (8)(10)	3,866	3,808	58	1.5
Total operating revenues	$908,929	$908,685	$244	—
Average number of retail customers (11):
Residential	372,521	366,481	6,040	1.6%
Commercial and industrial, small	42,325	41,835	490	1.2
Commercial and industrial, large	48	49	(1)	(2.0)
Sales to public authorities	5,612	5,477	135	2.5
Total	420,506	413,842	6,664	1.6

________________________________________

(1)
2018 includes $21.3 million in base rate increases of which approximately $4.8 million related to the period from July 18, 2017 through September 30, 2017. These relate back revenues were recognized when the 2017 PUCT Final Order was approved in December 2017.

(2)	2018 includes a $22.6 million base rate decrease related to the reduction in federal statutory income tax rate approved in the TCJA of 2017.

(3)	2017 excludes $4.8 million of relate back revenues in Texas, from July 18, 2017 through September 30, 2017, which was recorded in the fourth quarter of 2017 related to the 2017 PUCT Final Order.

(4)
Includes the portion of DOE refunds related to spent fuel storage of $1.1 million and $1.4 million in 2018 and 2017, respectively, that was credited to customers through the applicable fuel adjustment clauses.

(5)	2017 includes $5.0 million related to the Palo Verde performance rewards, net.

(6)	Includes deregulated Palo Verde Unit 3 revenues for the New Mexico jurisdiction of $8.4 million and $9.5 million in 2018 and 2017, respectively.

(7)	Includes retained margins of $2.0 million and $1.7 million for 2018 and 2017, respectively.

(8)	Represents revenues with no related kWh sales.

(9)
The Company implemented ASU 2014-09, Revenue from Contracts with Customers, in the first quarter of 2018, and as required by the standard, revenues related to reimbursed costs of energy efficiency programs approved by the Company's regulators are reported in operating revenues from customers. Related expenses are reported in operations and maintenance expenses.

(10)	Includes energy efficiency bonuses of $0.8 million and $0.7 million in 2018 and 2017, respectively.

(11)	The number of retail customers presented is based on the number of service locations.

Fuel and purchased power expense
Our sources of energy include electricity generated from our nuclear and natural gas generating plants and purchased power. Palo Verde represents approximately 30% of our net dependable generating capacity and approximately 46%, 50% and 52% of our Company-generated energy for the three, nine and twelve months ended September 30, 2018, respectively. Fluctuations in the price of natural gas, which also is the primary factor influencing the price of purchased power, have had a significant impact on our cost of energy.
Fuel and purchased power expense decreased $4.2 million, or 5.6%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to (i) decreased natural gas costs of $5.7 million primarily due to a 28.5% decrease in the average cost of Megawatt-hours ("MWhs") generated, partially offset by a 22.5% increase in MWhs generated with natural gas and (ii) decreased nuclear costs of $1.2 million primarily due to a reduction in the price of uranium. These decreases in fuel expense were partially offset by increased total purchased power costs of $2.6 million primarily due to a 31.3% increase in the average cost of MWhs purchased due to higher market prices as a result of increased demand, partially offset by a 12.3% decrease in the MWhs purchased.

	Three Months Ended September 30,
	2018			2017
Fuel Type	Cost	MWh	Cost per MWh	Cost	MWh	Cost per MWh
	(in thousands)			(in thousands)
Natural gas	$40,066	1,618,553	$24.75	$45,721	1,321,255	$34.60
Coal (a)	165	—	—	165	—	—
Nuclear	10,791	1,357,125	7.95	12,003	1,365,616	8.79
Total	51,022	2,975,678	17.15	57,889	2,686,871	21.55
Purchased power:
Photovoltaic	5,960	75,129	79.33	6,241	77,515	80.51
Other	14,104	277,877	50.76	11,189	324,984	34.43
Total purchased power	20,064	353,006	56.84	17,430	402,499	43.30
Total fuel and purchased power	$71,086	3,328,684	21.36	$75,319	3,089,370	24.38
___________________
(a) Costs related to amortization of deferred coal mine reclamation obligations.
Fuel and purchased power expense decreased $14.8 million, or 7.7%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to (i) decreased natural gas costs of $9.3 million primarily due to a 30.1% decrease in the average cost of MWhs generated, partially offset by a 30.9% increase in MWhs generated with natural gas, (ii) decreased total purchased power costs of $2.9 million primarily due to a 21.2% decrease in the MWhs purchased partially offset by a 19.1% increase in the average cost of MWhs purchased, and (iii) decreased nuclear costs of $2.6 million primarily due to a reduction in the price of uranium.

	Nine Months Ended September 30,
	2018			2017
Fuel Type	Cost	MWh	Cost per MWh	Cost	MWh	Cost per MWh
	(in thousands)			(in thousands)
Natural gas	$101,115	3,860,053	$26.20	$110,429	2,947,991	$37.46
Coal (a)	495	—	—	410	—	—
Nuclear (b)	30,227	3,843,503	8.17	32,829	3,880,673	8.86
Total	131,837	7,703,556	17.27	143,668	6,828,664	21.27
Purchased power:
Photovoltaic	18,182	225,940	80.47	19,019	234,171	81.22
Other	26,718	743,685	35.93	28,805	996,263	28.91
Total purchased power	44,900	969,625	46.31	47,824	1,230,434	38.87
Total fuel and purchased power	$176,737	8,673,181	20.52	$191,492	8,059,098	23.96
____________________
(a) Costs related to amortization of deferred coal mine reclamation obligations.

(b) Costs include a DOE refund related to spent fuel storage of $1.2 million and $1.6 million recorded in March 2018 and 2017, respectively.
Cost per MWh excludes these refunds.
Fuel and purchased power expense decreased $15.4 million, or 6.3%, for the twelve months ended September 30, 2018 compared to the twelve months ended September 30, 2017, primarily due to (i) decreased natural gas costs of $7.7 million primarily due to a 26.2% decrease in the average cost of MWhs generated, partially offset by a 28.0% increase in the MWhs generated with natural gas, (ii) decreased nuclear costs of $4.7 million primarily due to a 10.3% decrease in the average cost of MWhs generated with nuclear fuel partially offset by a $0.4 million reduction in the 2018 DOE refund compared to 2017, and (iii) decreased total purchased power costs of $3.1 million primarily due to a 19.4% decrease in the MWhs purchased partially offset by a 17.7% increase in the average cost of MWhs purchased.

	Twelve Months Ended September 30,
	2018			2017
Fuel Type	Cost	MWh	Cost per MWh	Cost	MWh	Cost per MWh
	(in thousands)			(in thousands)
Natural gas	$132,913	4,753,612	$27.96	$140,653	3,713,838	$37.87
Coal (a)	660	—	—	618	—	—
Nuclear (b)	39,665	5,072,155	8.05	44,318	5,116,211	8.97
Total	173,238	9,825,767	17.75	185,589	8,830,049	21.20
Purchased power:
Photovoltaic	22,947	283,926	80.82	23,494	289,030	81.29
Other	33,811	996,106	33.94	36,342	1,299,772	27.96
Total purchased power	56,758	1,280,032	44.34	59,836	1,588,802	37.66
Total fuel and purchased power	$229,996	11,105,799	20.82	$245,425	10,418,851	23.71
_____________
(a) Costs related to amortization of deferred coal mine reclamation obligations.
(b) Costs include a DOE refund related to spent fuel storage of $1.2 million and $1.6 million recorded in March 2018 and 2017, respectively.
Cost per MWh excludes these refunds.
Operations and maintenance expense
Operations and maintenance expense increased $8.7 million, or 11.6%, for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, primarily due to increases of (i) $2.2 million in transmission and distribution expense primarily due to increases in payroll costs and subcontractor expenses related to vegetation management, (ii) $2.1 million related to energy efficiency program costs previously offset by the related revenues prior to the adoption of ASU 2014-09, (iii) $1.8 million in maintenance and outage costs related to Newman Unit 2, (iv) $1.3 million in A&G expense primarily due to the timing of the accrual of employee incentive compensation, and (v) $0.8 million in maintenance costs at MPS.
Operations and maintenance expense increased $16.2 million, or 6.9%, for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, primarily due to increases of (i) $5.9 million related to energy efficiency program costs previously offset by the related revenues prior to the adoption of ASU 2014-09, (ii) $3.4 million in outage costs at Rio Grande Unit 8, (iii) $3.1 million in transmission and distribution expense primarily due to increases in payroll costs and subcontractor expenses related to vegetation management, (iv) $1.9 million in Four Corners operating expenses due to an adjustment in estimated pension and benefit costs and post-closing purchase price adjustments recorded in the nine months ended September 30, 2017, and (v) $1.6 million in other A&G expense primarily due to changes in actuarial assumptions used to calculate expenses for retirement benefit plans and the timing of the accrual of employee incentive compensation, partially offset by decreases in costs for medical claims and other employee benefits.
Operations and maintenance expense increased $20.8 million, or 6.6%, for the twelve months ended September 30, 2018, compared to the twelve months ended September 30, 2017, primarily due to increases of (i) $5.9 million related to energy efficiency program costs previously offset by the related revenues prior to the adoption of ASU 2014-09, (ii) $3.9 million in transmission and distribution expense primarily due to increases in payroll costs and subcontractor expenses related to vegetation management, (iii) $3.3 million in outage costs at Rio Grande Unit 8, (iv) $2.0 million in net increases in maintenance and outage costs at Newman, (v) $1.9 million in Four Corners operating expenses due to an adjustment in estimated pension and benefit costs and post-closing purchase price adjustments recorded in the twelve months ended September 30, 2017, (vi) $1.5 million in other A&G expense primarily due to changes in actuarial assumptions used to calculate expenses for retirement benefit plans, and higher employee incentive compensation, partially offset by decreases in costs for medical claims and other employee benefits, and (vii) $1.4 million in O&M expenses at Palo Verde.

Depreciation and amortization expense
Depreciation and amortization expense increased $1.6 million, or 7.1%, $4.9 million, or 7.4%, and $7.6 million, or 8.6%, for the three, nine and twelve months ended September 30, 2018, compared to the three, nine and twelve months ended September 30, 2017, primarily due to increased plant balances.

Taxes other than income taxes

Taxes other than income taxes increased $0.5 million, or 2.4%, $0.4 million, or 0.8%, and $1.8 million, or 2.6%, for the three, nine and twelve months ended September 30, 2018, compared to the three, nine and twelve months ended September 30, 2017, primarily due to increased property valuations and tax rates as well as higher payroll taxes, partially offset by decreased revenue related taxes in Texas.
Other income (deductions)
Other income (deductions) increased $7.9 million, or 82.3%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to a $7.4 million increase in realized and unrealized net gains on securities held in the NDT and a $0.5 million increase in the expected return on benefit plan assets.
Other income (deductions) increased $3.3 million, or 10.0%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to a $1.8 million increase in the expected return on benefit plan assets and a $0.9 million increase in realized and unrealized net gains on securities held in the NDT.
Other income (deductions) increased $2.6 million, or 6.1%, for the twelve months ended September 30, 2018 compared to the twelve months ended September 30, 2017, primarily due to a $1.9 million increase in the expected return on benefit plan assets and a $0.4 million increase in realized and unrealized net gains on securities held in the NDT.
See Note A, Principles of Preparation - New Accounting Standards Adopted, for additional information.
Interest charges (credits)
Interest charges (credits) increased by $0.3 million, or 1.6%, for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, primarily due to interest expense on the $125.0 million aggregate principal amount of 4.22% Senior Notes issued in June 2018, partially offset by (i) a decrease in short-term borrowings for working capital purposes, (ii) increased allowance for borrowed funds used during construction ("ABFUDC") as a result of an increase in the ABFUDC rate and higher average balances of CWIP, (iii) a net decrease in the interest cost component of net periodic benefit cost of the Company's employee benefit plans, and (iv) the redemption of $33.3 million of 2012 Series A 1.875% Pollution Control Bonds during the third quarter of 2017.
Interest charges (credits) increased by $0.3 million, or 0.5%, and $0.5 million, or 0.6%, for the nine and twelve months ended September 30, 2018, respectively, compared to the nine months and twelve ended September 30, 2017, primarily due to interest expense on the $125.0 million aggregate principal amount of 4.22% Senior Notes issued in June 2018, and an increase in short-term borrowings for working capital purposes, partially offset by (i) the redemption of $33.3 million of 2012 Series A 1.875% Pollution Control Bonds during the third quarter of 2017, (ii) a net decrease in the interest cost component of net periodic benefit cost of the Company's employee benefit plans, and (iii) increased ABFUDC as a result of an increase in the ABFUDC rate, partially offset by lower average balances of CWIP.
Income tax expense
Income tax expense decreased $9.8 million, or 30.2%, for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, primarily due to the decrease in the federal income tax rate, partially offset by (i) a reduction in state tax reserves in 2017 due to the settlement of Texas state income tax audits, and (ii) an increase in pre-tax income.

Income tax expense decreased $19.6 million, or 39.2%, for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, primarily due to (i) the decrease in the federal income tax rate, and (ii) a decrease in pre-tax income, partially offset by a reduction in state tax reserves in 2017 due to the settlement of Texas state income tax audits.
Income tax expense decreased $21.1 million, or 40.2%, for the twelve months ended September 30, 2018, compared to the twelve months ended September 30, 2017, primarily due to (i) the decrease in the federal income tax rate, (ii) a decrease in pre-tax income, and (iii) accrual adjustments to filed returns, partially offset by a reduction in state tax reserves in 2017 due to the settlement of Texas state income tax audits.
New Accounting Standards
See Notes to Financial Statements Note A for a discussion of new accounting standards.
Inflation
For the last several years, inflation has been relatively low and, therefore, has had minimal impact on our results of operations and financial condition.

Liquidity and Capital Resources
We continue to maintain a strong capital structure in which common stock equity represented 46.0% of our capitalization (common stock equity, long-term debt, current maturities of long-term debt and short-term borrowings under the RCF) as of September 30, 2018. At September 30, 2018, we had a balance of $16.0 million in cash and cash equivalents. Based on current projections, we believe that we will have adequate liquidity through our current cash balances, cash from operations, available borrowings under the RCF, and debt or equity issuances in the capital markets to meet all of our anticipated cash requirements over the next twelve months.
Our principal liquidity requirements in the near-term are expected to consist of capital expenditures to expand and support electric service obligations, expenditures for nuclear fuel inventory, interest payments on our indebtedness, cash dividend payments, operating expenses including fuel costs, maintenance costs, cyber-security, security, compliance initiatives and taxes.
Capital Requirements. During the nine months ended September 30, 2018, our primary capital requirements were for the construction and purchase of electric utility plant, payment of common stock dividends and purchases of nuclear fuel. Capital expenditures for new electric utility plant were $171.4 million in the nine months ended September 30, 2018, compared to $148.4 million in the nine months ended September 30, 2017. Capital expenditures for 2018 are expected to be approximately $266 million. Capital requirements for purchases of nuclear fuel were $28.8 million in the nine months ended September 30, 2018 compared to $31.6 million in the nine months ended September 30, 2017.
On September 28, 2018, we paid a quarterly cash dividend of $0.36 per share, or $14.6 million, to shareholders of record as of the close of business on September 14, 2018. We paid a total of $42.9 million in cash dividends during the nine months ended September 30, 2018. At the current dividend rate, we expect to pay cash dividends of approximately $57.6 million during 2018. In addition, while we do not currently anticipate repurchasing shares of our common stock in 2018, we are authorized to repurchase shares of our common stock in the future. Under our repurchase program, purchases can be made at open market prices or in private transactions, and repurchased shares are available for issuance under employee benefit and stock incentive plans, or may be retired. No shares of common stock were repurchased during the nine months ended September 30, 2018. As of September 30, 2018, a total of 393,816 shares remain eligible for repurchase under the repurchase program.
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
The TCJA discontinued bonus depreciation for regulated utilities which reduced tax deductions previously available to us for 2018 and 2019. The decrease in tax deductions will result in the utilization of our NOL carryforwards approximately two years earlier than previously anticipated and is expected to result in higher income tax payments beginning in 2019, after the full utilization of NOL carryforwards. However, due to the lower federal corporate income tax rate enacted by the TCJA, our future federal corporate income tax payments will be made at the reduced rate of 21% beginning in 2018. Due to NOL carryforwards, minimal tax payments are expected for 2018, which are mostly related to state income taxes.
The effect of the TCJA on our rates is beneficial to our customers. Following the enactment of the TCJA and the reduction of the federal corporate income tax rate, revenues collected from our customers in 2018 are reduced in an amount that approximates the savings in tax expense. This reduction in revenues is expected to negatively impact our cash flows by approximately $27 million to $29 million during 2018.
We continually evaluate our funding requirements related to our retirement plans, other post-retirement benefit plans and the NDT. During the nine months ended September 30, 2018, we contributed $8.7 million and $0.3 million to our retirement plans and other post-retirement benefits plan, respectively, and $1.6 million to the NDT. We are in compliance with the funding requirements of the federal government for our benefit plans. In addition, with respect to our nuclear plant decommissioning trust, we are in compliance with the funding requirements of the federal law and the ANPP Participation Agreement. We will continue to review our funding for these plans in order to meet our future obligations.
Capital Resources. Cash provided by operations, $221.5 million for the nine months ended September 30, 2018 and $218.7 million for the nine months ended September 30, 2017, is a significant source for funding capital requirements. A component of cash flows from operations is the change in net over-collection and under-collection of fuel revenues. The difference between fuel revenues collected and fuel expense incurred is deferred to be either refunded (over-recoveries) or surcharged (under-recoveries)

to customers in the future. During the nine months ended September 30, 2018, we had fuel over-recoveries of $3.7 million compared to over-recoveries of fuel costs of $13.9 million during the nine months ended September 30, 2017. At September 30, 2018, we had a net fuel over-recovery balance of $9.9 million, including over-recoveries of $6.9 million in Texas, $2.9 million in New Mexico, and $0.1 million in FERC jurisdictions. On October 15, 2018, we filed a request with the PUCT to decrease our Texas fixed fuel factor by approximately 6.99% to reflect decreased fuel expenses primarily related to a decrease in the price of natural gas used to generate power. On October 25, 2018, the Company's fixed fuel factor was approved on an interim basis effective for the first billing cycle of the November 2018 billing month. Once the final approval is received by the PUCT, the Texas fixed fuel factor will continue thereafter until changed by the PUCT.
We received approval from the NMPRC on October 7, 2015, to guarantee the issuance of up to $65.0 million of long-term debt by the RGRT to finance future purchases of nuclear fuel and to refinance existing nuclear fuel debt obligations. We received additional approval from the NMPRC on October 4, 2017, to amend and extend the RCF, issue up to $350.0 million in long-term debt and to redeem and refinance the $63.5 million 2009 Series A 7.25% Pollution Control Bonds and the $37.1 million 2009 Series B 7.25% Pollution Control Bonds, which are subject to optional redemption in 2019. The NMPRC approval to issue up to $350.0 million in long-term debt supersedes its prior approval. We requested similar approval from the FERC on September 1, 2017, and received approval on October 31, 2017. The FERC approval also included permission to guarantee the issuance of up to $65.0 million of long-term debt by the RGRT and to continue to utilize our existing RCF with the ability to amend and extend the RCF at a future date. The authorization approved by the FERC is effective from November 15, 2017 through November 14, 2019, and supersedes its prior approvals. Under these authorizations, on June 28, 2018, the Company issued $125 million in aggregate principal amount of 4.22% Senior Notes due August 15, 2028, and guaranteed the issuance by the RGRT of $65 million in aggregate principal amount of 4.07% Senior Guaranteed Notes due August 15, 2025. The net proceeds from the sale of these senior notes were used to repay outstanding short-term borrowings under the RCF. Also under these authorizations, on September 13, 2018, the Company and RGRT entered into a third amended and restated credit agreement where we have available a $350.0 million RCF with a term ending on September 13, 2023. We may increase the RCF by up to $50.0 million (to a total of $400.0 million) during the term of the RCF, upon the satisfaction of certain conditions more fully set forth in the agreement, including obtaining commitments from lenders or third party financial institutions. In addition, we may extend the maturity date of the RCF up to two times, in each case for an additional one-year period upon satisfaction of certain conditions.
We maintain the RCF for working capital and general corporate purposes and financing of nuclear fuel through the RGRT. The RGRT, the trust through which we finance our portion of nuclear fuel for Palo Verde, is consolidated in our financial statements. The total amount borrowed for nuclear fuel by the RGRT, excluding debt issuance costs, was $129.4 million at September 30, 2018, of which $19.4 million had been borrowed under the RCF, and $110.0 million was borrowed through the issuance of senior notes. Borrowings by the RGRT for nuclear fuel, excluding debt issuance costs, were $135.9 million as of September 30, 2017, of which $90.9 million had been borrowed under the RCF and $45.0 million was borrowed through the issuance of senior notes. Interest costs on borrowings to finance nuclear fuel are accumulated by the RGRT and charged to us as fuel is consumed and recovered through fuel recovery charges. At September 30, 2018, no borrowings were outstanding under the RCF for working capital and general corporate purposes. At September 30, 2017, $77.0 million was outstanding under the RCF for working capital and general corporate purposes. Total aggregate borrowings under the RCF at September 30, 2018, were $19.4 million with an additional $330.5 million available to borrow.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk due to changes in interest rates, equity prices and commodity prices. See the 2017 Form 10-K, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," for a complete discussion of the market risks we face and our market risk sensitive assets and liabilities. As of September 30, 2018, there have been no material changes in the market risks we face or the fair values of assets and liabilities disclosed in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in the 2017 Form 10-K.

Item 4.	Controls and Procedures
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation pursuant to Rule 13a-15(b) under the Exchange Act of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of September 30, 2018, our disclosure controls and procedures are effective.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15, that occurred during the quarter ended September 30, 2018, that materially affected, or that were reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We hereby incorporate by reference the information set forth in Part I of this report under Notes D and I of the Notes to Financial Statements.

Item 1A.	Risk Factors

Our 2017 Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 include a detailed discussion of our risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities.

Period	Total Number of Shares Purchased	Average Price Paid per Share (Including Commissions)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2018	—	$—	—	393,816
August 1 to August 31, 2018	—	—	—	393,816
September 1 to September 30, 2018	—	—	—	393,816

Item 5.	Other Information
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

10.01*
Third Amended and Restated Credit Agreement, dated as of September 13, 2018, by and among the Company, The Bank of New York Mellon Trust Company, N.A., as trustee of the Rio Grande Resources Trust II, various issuing banks party thereto and various lending banks party thereto and MUFG Union Bank, N.A., as administrative agent and as syndication agent. (Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 13, 2018)

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
Dated: November 2, 2018