Form 10-Q
period 2019-03-31
EL PASO ELECTRIC CO /TX/
filed 2019-05-08
CIK 31978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission file number: 001-14206
El Paso Electric Company
(Exact name of registrant as specified in its charter)

Texas	74-0607870
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Stanton Tower, 100 North Stanton Street, El Paso, Texas	79901
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, No Par Value	EE	New York Stock Exchange
As of April 30, 2019, there were 40,738,183 shares of the Company’s common stock outstanding.

DEFINITIONS
The following abbreviations, acronyms or defined terms used in this report are defined below:

Abbreviations, Acronyms or Defined Terms	Terms

A&G	Administrative and general
ABFUDC	Allowance for Borrowed Funds Used During Construction
AEFUDC	Allowance for Equity Funds Used During Construction
AFUDC	Allowance for Funds Used During Construction
ANPP Participation Agreement	Arizona Nuclear Power Project Participation Agreement dated August 23, 1973, as amended
AOCI	Accumulated Other Comprehensive Income
APS	Arizona Public Service Company
ASU	Accounting Standards Update
Company	El Paso Electric Company
DOE	U.S. Department of Energy
El Paso	City of El Paso, Texas
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Four Corners	Four Corners Generating Station
FPPCAC	New Mexico Fuel and Purchased Power Cost Adjustment Clause
GAAP	U.S. Generally Accepted Accounting Principles
GHG	Greenhouse Gas
kW	Kilowatt(s)
kWh	Kilowatt-hour(s)
Las Cruces	City of Las Cruces, New Mexico
MPS	The Company's Montana Power Station
MW	Megawatt(s)
MWh	Megawatt-hour(s)
NDT	The Company's Palo Verde nuclear decommissioning trust funds
Newman	The Company's Newman Power Station
NMPRC	New Mexico Public Regulation Commission
O&M	Operations and maintenance
Palo Verde	Palo Verde Generating Station
PCBs	Pollution Control Refunding Revenue Bonds
PUCT	Public Utility Commission of Texas
RCF	The Company's Revolving Credit Facility
RGRT	Rio Grande Resources Trust II
Rio Grande	The Company's Rio Grande Power Station
ROU	Right-of-use
SEC	U.S. Securities and Exchange Commission
TCJA	The federal legislation commonly referred to as the Tax Cuts and Jobs Act of 2017
U.S.	United States
2017 PUCT Final Order	PUCT Final Order in Docket No. 46831
2018 Form 10-K	Annual Report of El Paso Electric Company on Form 10-K for the fiscal year ended December 31, 2018

(i)

EL PASO ELECTRIC COMPANY

(ii)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EL PASO ELECTRIC COMPANY
BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)

ASSETS (In thousands)
Utility plant:
Electric plant in service	$4,227,687	$4,181,409
Less accumulated depreciation and amortization	(1,409,573)	(1,391,266)
Net plant in service	2,818,114	2,790,143
Construction work in progress	176,891	169,327
Nuclear fuel; includes fuel in process of $73,105 and $62,833, respectively	208,552	198,280
Less accumulated amortization	(82,699)	(72,703)
Net nuclear fuel	125,853	125,577
Net utility plant	3,120,858	3,085,047
Current assets:
Cash and cash equivalents	8,505	12,900
Restricted cash	38,445	—
Accounts receivable, principally trade, net of allowance for doubtful accounts of $1,514 and $2,070, respectively	70,259	77,855
Inventories, at cost	57,542	55,432
Regulatory assets	7,272	6,972
Prepayments and other	25,531	20,375
Total current assets	207,554	173,534
Deferred charges and other assets:
Decommissioning trust funds	298,338	276,905
Regulatory assets	74,107	74,848
Other	17,713	18,168
Total deferred charges and other assets	390,158	369,921
Total assets	$3,718,570	$3,628,502

See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
BALANCE SHEETS (Continued)

	March 31, 2019	December 31, 2018
	(Unaudited)
CAPITALIZATION AND LIABILITIES (In thousands except for share data)
Capitalization:
Common stock, stated value $1 per share, 100,000,000 shares authorized, 65,678,261 and 65,707,156 shares issued, and 150,427 and 121,532 restricted shares, respectively	$65,829	$65,829
Capital in excess of stated value	328,228	328,480
Retained earnings	1,218,902	1,227,471
Accumulated other comprehensive loss, net of tax	(37,127)	(38,784)
	1,575,832	1,582,996
Treasury stock, 25,090,505 and 25,147,567 shares, respectively, at cost	(417,943)	(418,893)
Common stock equity	1,157,889	1,164,103
Long-term debt, net of current portion	1,286,111	1,285,980
Total capitalization	2,444,000	2,450,083
Current liabilities:
Current maturities of long-term debt	36,550	99,239
Short-term borrowings under the revolving credit facility	202,951	49,207
Accounts payable, principally trade	46,911	58,150
Taxes accrued	28,147	37,139
Interest accrued	19,449	16,478
Regulatory liabilities	26,484	14,686
Other	41,000	38,356
Total current liabilities	401,492	313,255
Deferred credits and other liabilities:
Accumulated deferred income taxes	326,849	325,133
Accrued pension liability	85,012	87,259
Accrued post-retirement benefit liability	25,134	24,575
Asset retirement obligation	103,349	101,108
Regulatory liabilities	298,615	298,570
Other	34,119	28,519
Total deferred credits and other liabilities	873,078	865,164
Commitments and contingencies
Total capitalization and liabilities	$3,718,570	$3,628,502
See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except for share data)

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Operating revenues	$174,363	$175,713	$902,253	$921,175
Operating expenses:
Fuel and purchased power	48,326	52,188	225,247	246,660
Operations and maintenance	80,413	80,160	335,136	321,254
Depreciation and amortization	25,126	23,814	97,694	92,723
Taxes other than income taxes	16,189	15,507	71,682	70,640
	170,054	171,669	729,759	731,277
Operating income	4,309	4,044	172,494	189,898
Other income (deductions):
Allowance for equity funds used during construction	1,001	920	3,534	3,130
Investment and interest income, net	23,707	5,155	36,929	34,745
Miscellaneous non-operating income	3,048	3,136	12,735	12,292
Miscellaneous non-operating deductions	(2,357)	(2,743)	(11,594)	(11,494)
	25,399	6,468	41,604	38,673
Interest charges (credits):
Interest on long-term debt and revolving credit facility	18,989	17,988	76,425	72,591
Other interest	5,233	4,654	18,469	18,479
Capitalized interest	(1,532)	(1,214)	(5,801)	(4,942)
Allowance for borrowed funds used during construction	(972)	(898)	(3,686)	(3,082)
	21,718	20,530	85,407	83,046
Income (loss) before income taxes	7,990	(10,018)	128,691	145,525
Income tax expense (benefit)	1,901	(3,052)	31,321	50,240
Net income (loss)	$6,089	$(6,966)	$97,370	$95,285

Basic earnings (loss) per share	$0.15	$(0.17)	$2.39	$2.35

Diluted earnings (loss) per share	$0.15	$(0.17)	$2.39	$2.34

Dividends declared per share of common stock	$0.360	$0.335	$1.440	$1.340
Weighted average number of shares outstanding	40,582,936	40,491,194	40,543,986	40,440,189
Weighted average number of shares and dilutive potential shares outstanding	40,663,753	40,491,194	40,661,228	40,563,625

 See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF COMPREHENSIVE OPERATIONS
(Unaudited)
(In thousands)

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Net income (loss)	$6,089	$(6,966)	$97,370	$95,285
Other comprehensive income (loss):
Unrecognized pension and post-retirement benefit costs:
Net gain (loss) arising during period	—	—	(5,898)	12,634
Reclassification adjustments included in net income for amortization of:
Prior service benefit	(2,186)	(2,416)	(9,427)	(9,657)
Net loss	843	1,575	5,655	6,657
Net unrealized gains/losses on marketable securities:
Net holding gains (losses) arising during period	2,471	(2,708)	1,107	14,846
Reclassification adjustments for net (gains) losses included in net income	829	518	1,756	(7,917)
Net losses on cash flow hedges:
Reclassification adjustment for interest expense included in net income	148	139	577	541
Total other comprehensive income (loss) before income taxes	2,105	(2,892)	(6,230)	17,104
Income tax benefit (expense) related to items of other comprehensive income (loss):
Unrecognized pension and post-retirement benefit costs	265	156	2,144	(3,652)
Net unrealized (gains) losses on marketable securities	(665)	435	(577)	(1,366)
Losses on cash flow hedges	(48)	(50)	(143)	(195)
Total income tax benefit (expense)	(448)	541	1,424	(5,213)
Other comprehensive income (loss), net of tax	1,657	(2,351)	(4,806)	11,891
Comprehensive income (loss)	$7,746	$(9,317)	$92,564	$107,176
See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF CHANGES IN COMMON STOCK EQUITY
(In thousands except for share data)

	Common Stock		Capital in Excess of Stated Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock		Common Stock Equity

	Shares	Amount				Shares	Amount
Balances at December 31, 2018	65,828,688	$65,829	$328,480	$1,227,471	$(38,784)	25,147,567	$(418,893)	$1,164,103
Restricted common stock grants and deferred compensation			(1,328)			(31,461)	524	(804)
Performance share awards vested			1,478			(39,923)	665	2,143
Stock awards withheld for taxes			(430)			12,425	(207)	(637)
Forfeited restricted common stock						2,566	(43)	(43)
Compensation paid in shares			28			(669)	11	39
Net income				6,089				6,089
Other comprehensive income					1,657			1,657
Common stock, dividends declared, $0.36 per share				(14,658)				(14,658)
Balances at March 31, 2019	65,828,688	$65,829	$328,228	$1,218,902	$(37,127)	25,090,505	$(417,943)	$1,157,889

	Common Stock		Capital in Excess of Stated Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock		Common Stock Equity

	Shares	Amount				Shares	Amount
Balances at December 31, 2017	65,828,688	$65,829	$326,117	$1,159,667	$11,058	25,244,350	$(420,506)	$1,142,165
Restricted common stock grants and deferred compensation			(560)			(30,800)	513	(47)
Performance share awards vested			360			(68,379)	1,139	1,499
Stock awards withheld for taxes			(725)			20,389	(339)	(1,064)
Forfeited restricted common stock						2,391	(40)	(40)
Compensation paid in shares			35			(1,008)	17	52
Cumulative effect adjustment for financial instruments				41,028	(41,028)			—
Net loss				(6,966)				(6,966)
Other comprehensive loss					(2,351)			(2,351)
Common stock, dividends declared, $0.335 per share				(13,615)				(13,615)
Balances at March 31, 2018	65,828,688	$65,829	$325,227	$1,180,114	$(32,321)	25,166,943	$(419,216)	$1,119,633

See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$6,089	$(6,966)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of electric plant in service	25,126	23,814
Amortization of nuclear fuel	10,706	10,404
Deferred income taxes, net	1,236	(3,964)
Allowance for equity funds used during construction	(1,001)	(920)
Other amortization and accretion	5,173	5,240
Net losses (gains) on decommissioning trust funds	(15,989)	2,509
Other operating activities	349	81
Change in:
Accounts receivable	8,352	8,063
Inventories	(2,110)	1,418
Prepayments and other	(5,519)	(2,603)
Accounts payable	(11,021)	(23,324)
Taxes accrued	(8,827)	(7,552)
Interest accrued	2,971	6,590
Net over-collection of fuel revenues	12,799	7,965
Other current liabilities	1,599	6,697
Deferred charges and credits	(3,513)	(1,216)
Net cash provided by operating activities	26,420	26,236
Cash flows from investing activities:
Cash additions to utility property, plant and equipment	(52,428)	(66,924)
Cash additions to nuclear fuel	(9,502)	(9,257)
Insurance proceeds received for equipment	—	4,175
Capitalized interest and AFUDC:
Utility property, plant and equipment	(1,973)	(1,818)
Nuclear fuel and other	(1,532)	(1,214)
Allowance for equity funds used during construction	1,001	920
Decommissioning trust funds:
Purchases, including funding of $0.5 million and $0.5 million, respectively	(37,613)	(33,578)
Sales and maturities	35,468	31,663
Other investing activities	(724)	526
Net cash used for investing activities	(67,303)	(75,507)
Cash flows from financing activities:
Dividends paid	(14,658)	(13,615)
Borrowings under the revolving credit facility:
Proceeds	215,196	192,670
Payments	(61,452)	(133,136)
Payment on purchase in lieu of redemption of pollution control bonds	(63,500)	—
Other financing activities	(653)	(1,064)
Net cash provided by financing activities	74,933	44,855
Net increase (decrease) in cash, cash equivalents and restricted cash	34,050	(4,416)
Cash, cash equivalents and restricted cash at beginning of period	12,900	6,990
Cash, cash equivalents and restricted cash at end of period	$46,950	$2,574
See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

A. Principles of Preparation
These condensed financial statements should be read in conjunction with the financial statements and notes thereto in the Annual Report of El Paso Electric Company on Form 10-K for the fiscal year ended December 31, 2018 ("2018 Form 10-K"). Capitalized terms used in this report and not defined herein have the meaning ascribed to such terms in the 2018 Form 10-K. In the opinion of the Company’s management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company at March 31, 2019 and December 31, 2018; the results of its operations and comprehensive operations for the three and twelve months ended March 31, 2019 and 2018; changes in common stock equity and its cash flows for the three months ended March 31, 2019 and 2018. The results of operations and comprehensive operations for the three months ended March 31, 2019 and 2018, and the cash flows for the three months ended March 31, 2019 and 2018, are not necessarily indicative of the results to be expected for the full calendar year.
Pursuant to the rules and regulations of the United States ("U.S.") Securities and Exchange Commission ("SEC"), certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP").
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
Operating Revenues. The Company accrues revenues for services rendered, including unbilled electric service revenues. The Company recognizes revenue associated with contracts with customers when performance obligations under the terms of the contract with the customer are satisfied. Revenue is measured as the amount of consideration the Company receives in exchange for transferring goods or providing services to the customer. Taxes collected concurrently with revenue producing activities are excluded from revenue. Unbilled revenues are recorded for estimated amounts of energy delivered in the period following the customer's last billing cycle to the end of the reporting period. Unbilled revenues are estimated based on monthly generation volumes and by applying an average revenue/kilowatt-hour ("kWh") to the number of estimated kWhs delivered but not billed. Accounts receivable included accrued unbilled revenues of $19.3 million at March 31, 2019 and $21.6 million at December 31, 2018.
The Company’s Texas retail customers are billed under base rates and a fixed fuel factor approved by the Public Utility Commission of Texas ("PUCT"). The Company’s New Mexico retail customers are billed under base rates and a fuel adjustment clause that is adjusted monthly, as approved by the New Mexico Public Regulation Commission ("NMPRC"). The Company's Federal Energy Regulatory Commission ("FERC") sales for resale customers are billed under formula base rates and fuel factors and a fuel adjustment clause that is adjusted monthly. The Company’s recovery of fuel and purchased power expenses is subject to periodic reconciliations of actual fuel and purchased power expenses incurred to actual fuel revenues collected. The difference between fuel and purchased power expenses incurred and fuel revenues charged to customers is reflected as over/under-collection of fuel revenues, which is included in regulatory liabilities/assets - current in the balance sheets. See Part I, Item 1, Financial Statements, Note D of Notes to Financial Statements for further discussion.
Leases. The Company determines if an arrangement contains a lease and the classification of that lease at inception. Operating lease right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the obligation to make payments under the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of the minimum lease payments over the lease term. In determining lease terms, the Company considers any options to extend or terminate the lease that are reasonably certain of being exercised. As the Company’s leases do not include an implicit rate, the Company uses an estimated incremental borrowing rate, at lease commencement, to determine the present value of the future lease payments. In calculating the incremental borrowing rate, the Company takes into consideration recent debt issuances and other data for instruments with similar characteristics. The Company’s lease agreements do not contain residual value guarantees or restrictive covenants. For leases with lease and non-lease components, the Company has elected to account for the consideration as a single lease component. The Company has also elected not to record leases with a term of 12 months or less on the balance sheets. The operating lease ROU assets are included as part of electric plant in service and lease liabilities are included as part of current and non-current liabilities in the Company’s balance sheets.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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
New Accounting Standards Adopted
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requiring qualitative and quantitative disclosures on leasing agreements. ASU 2016-02 maintains a distinction between finance leases and operating leases similar to the distinction under previous lease guidance for capital leases and operating leases. Effective January 1, 2019, the Company adopted ASU 2016-02 using the modified retrospective method, applying the transition provisions to the beginning of the period of adoption rather than to the earliest comparative period presented, which continues to be reported in accordance with previous lease guidance, Accounting Standards Codification Topic 840. The Company adopted the package of practical expedients, which does not require the Company to reassess: (i) whether an arrangement contained a lease, (ii) lease classification for any expired or existing leases, and (iii) initial direct costs for any expired or existing leases. The Company also adopted the practical expedient related to land easements, which allowed carry forward accounting treatment for existing land easements. The most significant impact of adopting ASU 2016-02, as of January 1, 2019, was the recording of approximately $6.3 million of operating lease liabilities and related ROU assets with no cumulative effect adjustment to retained earnings. The Company anticipates the ongoing impact of the new standard to be immaterial to net income and cash flows. See Part I, Item 1, Financial Statements, Note I of Notes to Financial Statements for further discussion.
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), as a result of concerns raised due to the federal law commonly referred to as the Tax Cuts and Jobs Act of 2017 ("TCJA"). More specifically, because the remeasurement of deferred taxes due to the change in the federal corporate income tax rate is required to be included in income from continuing operations, the tax effects of items within accumulated other comprehensive income ("AOCI") (referred to as stranded tax effects) do not reflect the appropriate tax rate. ASU 2018-02 allows companies an election to reclassify stranded taxes from AOCI to retained earnings. The amount of the reclassification would be the difference between the historical federal corporate income tax rate of 35% and the newly enacted 21% federal corporate income tax rate, which approximates $7.2 million. The provisions of ASU 2018-02 are effective for fiscal years and interim periods within that reporting period beginning after December 15, 2018. The Company adopted ASU 2018-02 on January 1, 2019, and has elected to not reclassify stranded taxes from AOCI to retained earnings.
New Accounting Standards to be Adopted in the Future
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). ASU 2016-13 changes how companies measure and recognize credit impairment for many financial assets. The new expected credit loss model will require companies to immediately recognize an estimate of credit losses expected to occur over the remaining life of the financial assets that are in the scope of the standard. The ASU also makes targeted amendments to the current impairment model for available-for-sale debt securities. ASU 2016-13 will be required for reporting periods beginning after December 15, 2019. ASU 2016-13 will be applied in a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is implemented. The Company is currently assessing the future impact of ASU 2016-13.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Supplemental Cash Flow Disclosures (in thousands)
	Three Months Ended
	March 31,
	2019	2018
Cash paid (received) for:
Interest on long-term debt and borrowings under the revolving credit facility	$11,592	$11,967
Income tax refunded, net	(300)	(1,060)
Non-cash investing and financing activities:
Changes in accrued plant additions	(218)	(108)
Grants of restricted shares of common stock	524	513
Issuance of performance shares	2,143	1,499
Non-cash operating activities:
Operating lease liabilities arising from obtaining ROU assets	6,217	—

B. Revenues

The Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), on January 1, 2018, for all of its contracts using the modified retrospective method. There was no cumulative effect adjustment at the initial application of the new standard. In addition, comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.
The following table disaggregates revenue from contracts with customers, for the three and twelve months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2019	2018	2019	2018
Retail	$132,126	$146,628	$775,174	$826,148
Wholesale	35,691	24,143	102,221	72,641
Wheeling (transmission)	6,005	4,286	20,745	18,133
Total revenues from contracts with customers	173,822	175,057	898,140	916,922
Other	541	656	4,113	4,253
Total operating revenues	$174,363	$175,713	$902,253	$921,175
Accounts receivable. Accounts receivable is principally comprised of revenue from contracts with customers. The Company recognizes expense for accounts that are deemed uncollectible in operating expense. The Company recognized $0.2 million and $2.5 million of uncollectible expense for the three and twelve months ended March 31, 2019, respectively.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

C. Accumulated Other Comprehensive Income (Loss)

              Upon adoption of ASU 2016-01, Financial Instruments - Overall, the Company recorded, on January 1, 2018, a cumulative effect adjustment, net of income taxes, to increase retained earnings by $41.0 million with an offset to AOCI. Changes in Accumulated Other Comprehensive Income (Loss) (net of tax) by component are presented below (in thousands):

	Three Months Ended March 31, 2019				Three Months Ended March 31, 2018
	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Debt Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Debt Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)

Balance at beginning of period as previously reported	$(24,923)	$(2,942)	$(10,919)	$(38,784)	$(17,790)	$40,190	$(11,342)	$11,058
Cumulative effect adjustment	—	—	—	—	—	(41,028)	—	(41,028)
Other comprehensive income before reclassifications	—	1,973	—	1,973	—	(2,159)	—	(2,159)
Amounts reclassified from accumulated other comprehensive income (loss)	(1,078)	662	100	(316)	(685)	404	89	(192)
Balance at end of period	$(26,001)	$(307)	$(10,819)	$(37,127)	$(18,475)	$(2,593)	$(11,253)	$(32,321)

	Twelve Months Ended March 31, 2019				Twelve Months Ended March 31, 2018
	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Debt Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Marketable Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)

Balance at beginning of period as previously reported	$(18,475)	$(2,593)	$(11,253)	$(32,321)	$(24,457)	$32,872	$(11,599)	$(3,184)
Cumulative effect adjustment	—	—	—	—	—	(41,028)	—	(41,028)
Other comprehensive income before reclassifications	(4,589)	892	—	(3,697)	7,951	11,927	—	19,878
Amounts reclassified from accumulated other comprehensive income (loss)	(2,937)	1,394	434	(1,109)	(1,969)	(6,364)	346	(7,987)
Balance at end of period	$(26,001)	$(307)	$(10,819)	$(37,127)	$(18,475)	$(2,593)	$(11,253)	$(32,321)

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Amounts reclassified from Accumulated Other Comprehensive Income (Loss) for the three and twelve months ended March 31, 2019 and 2018 are as follows (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Three Months Ended March 31,		Twelve Months Ended March 31,		Affected Line Item in the Statements of Operations
	2019	2018	2019	2018

Amortization of pension and post-retirement benefit costs:
Prior service benefit	$2,186	$2,416	$9,427	$9,657	Miscellaneous non-operating income
Net loss	(843)	(1,575)	(5,655)	(6,657)	Miscellaneous non-operating deductions
	1,343	841	3,772	3,000	Income (loss) before income taxes
Income tax effect	(265)	(156)	(835)	(1,031)	Income tax (benefit) expense
	1,078	685	2,937	1,969	Net income (loss)

Marketable securities:
Net realized gain (loss) on sale of securities	(829)	(518)	(1,756)	7,917	Investment and interest income, net
	(829)	(518)	(1,756)	7,917	Income (loss) before income taxes
Income tax effect	167	114	362	(1,553)	Income tax (benefit) expense
	(662)	(404)	(1,394)	6,364	Net income (loss)

Loss on cash flow hedge:
Amortization of loss	(148)	(139)	(577)	(541)	Interest on long-term debt and revolving credit facility
	(148)	(139)	(577)	(541)	Income (loss) before income taxes
Income tax effect	48	50	143	195	Income tax (benefit) expense
	(100)	(89)	(434)	(346)	Net income (loss)

Total reclassifications	$316	$192	$1,109	$7,987

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
On December 18, 2017, the PUCT issued the PUCT Final Order in Docket No. 46831 ("2017 PUCT Final Order"), which provides, among other things, for the following: (i) an annual non-fuel base rate increase of $14.5 million; (ii) a return on equity of 9.65%; (iii) all new plant in service as filed in the Company's rate filing package was prudent and used and useful and therefore is included in rate base; (iv) recovery of the costs of decommissioning Four Corners Generating Station ("Four Corners") in the amount of $5.5 million over a seven year period beginning August 1, 2017; (v) the Company to recover reasonable rate case expenses of approximately $3.4 million through a separate surcharge over a three year period; and (vi) a requirement that the Company file a refund tariff if the federal statutory income tax rate, as it relates to the Company, is decreased before the Company files its next rate case. The 2017 PUCT Final Order also established baseline revenue requirements for recovery of future transmission and distribution investment costs (for which the Company could seek recovery after January 1, 2019) and includes a minimum monthly bill of $30.00 for new residential customers with distributed generation, such as private rooftop solar. Additionally, the 2017 PUCT Final Order allowed for the annual recovery of $2.1 million of nuclear decommissioning funding and establishes annual depreciation expense that is approximately $1.9 million lower than the annual amount requested by the Company in its initial filing. Finally, the 2017 PUCT Final Order allowed for the Company to recover revenues associated with the relate back of rates to consumption on and after July 18, 2017, through a separate surcharge, which expired on January 9, 2019, with a reconciliation of any over-or under-charge to be addressed in a separate proceeding.
New base rates, including additional surcharges associated with rate case expenses and the relate back of rates to consumption on and after July 18, 2017, through December 31, 2017, were implemented in January 2018. The surcharge for the relate back of rates expired on January 9, 2019.
For financial reporting purposes, the Company deferred any recognition of the Company's request in its 2017 Texas Retail Rate Case until it received the 2017 PUCT Final Order on December 18, 2017. Accordingly, it reported in the fourth quarter of 2017 the cumulative effect of the 2017 PUCT Final Order, which related back to July 18, 2017.
The 2017 PUCT Final Order required the Company to file a refund tariff if the federal statutory income tax rate, as it relates to the Company, was decreased before the Company files its next general rate case. Following the enactment of the TCJA on December 22, 2017, and in compliance with the 2017 PUCT Final Order, on March 1, 2018, the Company filed with the PUCT and each of its Texas municipalities a proposed refund tariff designed to reduce base charges for Texas customers equivalent to the expected annual decrease of $22.7 million in federal income tax expense resulting from the TCJA changes and an additional refund of $4.3 million for the amortization of a regulatory liability related to the reduced tax expense for the months of January through March of 2018. This filing was assigned PUCT Docket No. 48124. On March 27, 2018, the PUCT approved the Company's proposed refund tariff on an interim basis, subject to refund or surcharge, for customer billing effective April 1, 2018. Each of the Company's municipalities also implemented the Company's proposed tax credits on an interim basis effective April 1, 2018. The refund is reflected in rates over a period of one year beginning April 1, 2018, and will be updated annually until new base rates are implemented pursuant to the Company's next Texas rate case filing. The PUCT issued an order on December 10, 2018, approving the proposed refund tariff. On February 22, 2019, the Company filed with the PUCT and each of its Texas municipalities an application to modify the tax refund tariff to remove the portion of the base rate credit associated with the $4.3 million of regulatory liability amortization, which expired March 31, 2019. The filing was assigned PUCT Docket No. 49251.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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
On May 1, 2018, the Company filed its annual application with the PUCT, which was assigned PUCT Docket No. 48332, to establish its energy efficiency cost recovery factor for 2019. In addition to projected energy efficiency costs for 2019 and a reconciliation of collections to actual costs for the prior year, the Company requested approval of a $1.0 million incentive bonus for the 2017 energy efficiency program results in accordance with PUCT rules. Instead of convening a live hearing on the merits of this case, the parties agreed to enter into the record the pre-filed testimony of the parties and certain other exhibits and then file briefs on the contested issues. The Administrative Law Judge issued a proposal for decision on November 15, 2018, including the Company's fully requested incentive bonus. On January 17, 2019, the PUCT issued a final order approving a modified bonus amount of $0.9 million.
On May 1, 2019, the Company filed its annual application with the PUCT, which was assigned PUCT Docket No. 49496, to establish its energy efficiency cost recovery factor for 2020. In addition to projected energy efficiency costs for 2020 and a reconciliation of collections to actual costs for the prior year, the Company anticipates requesting an approval for an amount to be determined for the 2018 energy efficiency program results in accordance with PUCT rules. The Company cannot predict the outcome of this filing at this time.
Fuel and Purchased Power Costs. The Company's actual fuel costs, including purchased power energy costs, net of the cost of off-system sales and related shared margins, are recovered from customers through a fixed fuel factor. The PUCT has adopted a fuel cost recovery rule ("Texas Fuel Rule") that allows the Company to seek periodic adjustments to its fixed fuel factor. The Company can seek to revise its fixed fuel factor based upon the approved formula at least four months after its last revision except in the month of December. The Texas Fuel Rule requires the Company to request to refund fuel costs in any month when the over-recovery balance exceeds a threshold material amount and it expects fuel costs to continue to be materially over-recovered. The Texas Fuel Rule also permits the Company to seek to surcharge fuel under-recoveries in any month the balance exceeds a threshold material amount and it expects fuel cost recovery to continue to be materially under-recovered. Fuel over- and under-recoveries are considered material when they exceed 4% of the previous twelve months' fuel costs. All such fuel revenue and expense activities are subject to periodic final review by the PUCT in periodic fuel reconciliation proceedings.
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
On October 15, 2018, the Company filed a request with the PUCT, which was assigned PUCT Docket No. 48781, to decrease the Texas fixed fuel factor by approximately 6.99% to reflect decreased fuel expenses primarily related to a decrease in the price of natural gas used to generate power. On October 25, 2018, the Company's fixed fuel factor was approved on an interim basis effective for the first billing cycle of the November 2018 billing month. The revised factor was approved by the PUCT and the docket closed on November 19, 2018. The Texas fixed fuel factor will continue thereafter until changed by the PUCT. As of March 31, 2019, the Company had a net fuel over-recovery balance of approximately $19.3 million in Texas.
On April 29, 2019, the Company filed a petition with the PUCT, which was assigned PUCT Docket No. 49482, requesting authority to implement, beginning on June 1, 2019, a four-month, interim fuel refund of $19.4 million in fuel cost over-recoveries, including interest, for the period from April 2016 through March 2019. The Company cannot predict the outcome of this filing at this time.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Fuel Reconciliation Proceeding. On September 27, 2016, the Company filed an application with the PUCT, designated as PUCT Docket No. 46308, to reconcile $436.6 million of Texas fuel and purchased power expenses incurred during the period of April 1, 2013, through March 31, 2016. On June 29, 2017, the PUCT approved a settlement in this proceeding. The settlement provided for the reconciliation of fuel and purchased power costs incurred from April 1, 2013, through March 31, 2016. The financial results for the twelve months ended March 31, 2018, included a $5.0 million, pre-tax increase to income reflecting the settlement of the Texas fuel reconciliation proceeding. This amount represents Palo Verde Generating Station ("Palo Verde") performance rewards associated with the 2013 to 2015 performance periods net of disallowed fuel and purchased power costs as approved in the settlement. Additionally, the settlement modified and tightened the Palo Verde performance rewards measurement bands beginning with the 2018 performance period.
The April 1, 2016, through March 31, 2019, Texas jurisdictional fuel and purchased power costs subject to prudence review by the PUCT later this year total approximately $361.5 million.
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
On March 20, 2018, the Company filed a petition with the PUCT and each of its Texas municipalities to expand its community solar program in Texas to include two-MW of solar powered generation from the ten-MW solar photovoltaic facility located at Newman Power Station ("Newman") and to reduce rates under the community solar tariff. The case before the PUCT was assigned PUCT Docket No. 48181, and a hearing was held on December 4, 2018. The Administrative Law Judge issued a proposal for decision on March 19, 2019, that approved the project as proposed by the Company. The Company awaits a final order from the PUCT and cannot predict the outcome of the case at this time.
Transmission Cost Recovery Factor. On January 25, 2019, the Company filed an application with the PUCT to establish its Transmission Cost Recovery Factor ("TCRF"), which was assigned PUCT Docket No. 49148 (the "2019 TCRF rate filing"). The 2019 TCRF rate filing is designed to recover a requested $8.2 million of Texas jurisdictional transmission revenue requirement that is not currently being recovered in the Company's Texas base rates for transmission-related investments placed in service from October 1, 2016, through September 30, 2018, net of retirements. On April 30, 2019, the Company revised the request to $8.1 million to reflect a reclassified item that would likely be included in a future Distribution Cost Recovery Factor ("DCRF") filing. The Company cannot predict the outcome of this filing at this time.
Distribution Cost Recovery Factor. The Company filed an application with the PUCT and each of its Texas municipalities to establish its DCRF on March 28, 2019 (the "2019 DCRF rate filing"). The case was assigned PUCT Docket No. 49395. The 2019 DCRF rate filing is designed to recover a $7.9 million Texas jurisdictional revenue requirement that is not currently being recovered in the Company’s Texas base rates for distribution-related investments placed in service from October 1, 2016, through December 31, 2018, net of retirements. The Company cannot predict the outcome of this filing at this time.
Other Required Approvals. The Company has obtained other required approvals for tariffs and other approvals required by the Texas Public Utility Regulatory Act and the PUCT.
New Mexico Regulatory Matters
Future New Mexico Rate Case Filing. On April 12, 2017, the NMPRC issued an order in Case No. 15-00109-UT requiring the Company to make a rate filing in New Mexico no later than July 31, 2019, using an appropriate historical test year period. The Company expects to file its New Mexico rate case using a December 31, 2018, historical test year period on July 31, 2019.
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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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
On September 5, 2018, the NMPRC issued an order in Case No. 17-00255-UT involving Southwestern Public Service Company’s ("SPS’s") request to change rates in which the NMPRC directed SPS to refund the difference in corporate tax rate from January 1, 2018, through the effective date of new rates. SPS appealed the NMPRC order to the New Mexico Supreme Court in Southwestern Public Service Co. v. NMPRC, No. S-1-SC-37248 ("SPS Appeal No. 1"), challenging the refund as prohibited retroactive ratemaking among other reasons. The New Mexico Supreme Court issued a partial and interim stay of the rates on September 26, 2018. On September 12, 2018, the NMPRC in Case No. 18-00016-UT issued an Order Regarding the Disposition of Tax Savings Under the Federal Tax Cuts and Jobs Act of 2017, which put public utilities on notice that all revenue collected through general rates for the purpose of payment of federal income taxes is and will continue to be subject to possible refund upon a subsequent determination to be made in the appropriate pending or future NMPRC adjudicatory hearing. On October 11, 2018, SPS filed a Notice of Appeal of that NMPRC order to the New Mexico Supreme Court in Southwestern Public Service Co. v. NMPRC, No. S-1-SC-37308 ("SPS Appeal No. 2"). On February 15, 2019, the NMPRC and SPS filed a joint motion for remand and stipulated dismissal of SPS appeals of NMPRC orders with the New Mexico Supreme Court, which among other things, reflected agreements between the NMPRC and SPS, which in part provide that the NMPRC will replace the order in Case No. 17-00255-UT with a new order that eliminates the retroactive TCJA refund and that SPS will request dismissal of SPS Appeals No. 1 and No. 2. On February 28, 2019, the New Mexico Supreme Court remanded SPS Appeal No. 1 back to the NMPRC and dismissed the appeal. On March 6, 2019, the NMPRC issued a revised final order on remand in Case No. 17-00255-UT that, in part, eliminated the retroactive TCJA refund.
Fuel and Purchased Power Costs. Pursuant to NMPRC Rule 550, fuel and purchased power costs, net of the cost of off-system sales and related shared margins, are reconciled to actual costs on a monthly basis and recovered or refunded to customers the second succeeding month through the Fuel and Purchased Power Cost Adjustment Clause ("FPPCAC"). Additionally, the Renewable Portfolio Standard ("RPS") costs for New Mexico are recovered through a separate RPS Cost Rider that is updated annually. The Company must file an application for continued use of its FPPCAC no more than four years from the date its last FPPCAC was continued. As required, the Company filed a request to continue use of its Fuel and Purchased Power Cost Adjustment Clause ("FPPCAC") with the NMPRC on January 5, 2018, which was assigned Case No. 18-00006-UT. The NMPRC issued a final order in the case on February 13, 2019, which authorized the Company to continue use of its FPPCAC without change and approved the Company's reconciliation of its fuel and purchased power costs for the period January 1, 2015, through December 31, 2016. New Mexico jurisdictional costs subject to prudence review are costs from January 1, 2017, through March 31, 2019, that total approximately $96.4 million. At March 31, 2019, the Company had a net fuel over-recovery balance of approximately $2.5 million related to the FPPCAC in New Mexico.

New Mexico Renewable Portfolio Standard. Effective January 1, 2018, pursuant to the final order in NMPRC Case No. 17-00090-UT, the RPS costs for New Mexico are recovered through a separate RPS Cost Rider and not through the FPPCAC. At March 31, 2019, the Company had a net fuel over-recovery balance related to the RPS Cost Rider of approximately $1.9 million. The RPS Cost Rider is updated in an annual NMPRC filing, including a reconciliation of the prior year’s RPS costs and RPS Cost Rider revenue.
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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

No. 16-00185-UT through 2018. The Company recorded approved incentives in operating revenues of $0.3 million and $0.7 million in 2018 and 2017, respectively, related to its 2015 through 2017 Energy Efficiency and Load Management Plans.
On July 2, 2018, the Company filed its required application with the NMPRC for approval of its 2019-2021 Energy Efficiency and Load Management Plan and EUERF. The application includes a request for a base incentive of 7.1% of program expenditures, or approximately $0.4 million annually for 2019-2021. The application was assigned Case No. 18-00116-UT and hearings were held on November 7, 2018, and November 8, 2018. The Hearing Examiner issued a Recommended Decision on January 30, 2019, and a final order was adopted by the NMPRC, with minor program modifications, on March 6, 2019.
Community Solar. On April 24, 2018, the Company filed an application with the NMPRC to initiate a community solar program in New Mexico to include construction and ownership of a two-MW solar photovoltaic system located in Doña Ana County near the City of Las Cruces. Customer participation would have been on a voluntary basis, and customers would have contracted for a set capacity (kW) amount and would have received all energy produced by their subscribed capacity. The application was assigned Case No. 18-00099-UT and was dismissed without prejudice on October 31, 2018. The NMPRC set aside its October 31, 2018, order dismissing the application without prejudice, and on December 19, 2018, the NMPRC issued an Order Requiring El Paso Electric Company to Conduct Request for Proposals and to Amend Application; Order Extending Statutory Period and Appointing Hearing Examiner that would have required the Company to amend its initially-filed application on or before February 15, 2019. However, on January 10, 2019, the NMPRC with three new Commissioners reconsidered its prior order and dismissed the Community Solar application without prejudice. The case is now closed.
Integrated Resource Plan. On September 17, 2018, the Company filed its Integrated Resource Plan with the NMPRC for the period 2018-2037 ("2018 IRP") in Case No. 18-00293-UT as required by regulation and the Joint Stipulation in NMPRC Case No. 15-00241-UT, which was the Company's prior integrated resource plan filing. The triennial filing requires a public advisory process as part of the development of the plan to identify a cost-effective portfolio of resources. The filed plan is subject to written public comments filed with the NMPRC to which the Company responded on October 29, 2018. NMPRC Staff filed a written report on November 16, 2018, recommending that the NMPRC return the 2018 IRP to the Company with instructions for re-filing to correct 12 deficiencies identified by the NMPRC Staff report. On December 5, 2018, the NMPRC issued an Order Partially Accepting Integrated Resource Plan; Order Requiring Refiling for Deficiencies. Pursuant to that order, on January 3, 2019, the Company filed an amended 2018 IRP. On January 10, 2019, in light of a pending motion for reconsideration, the NMPRC ordered its Staff to provide additional information and respond to issues raised regarding the filed 2018 IRP. On March 15, 2019, NMPRC Staff filed the additional response and recommended that the Company correct one deficiency identified. The Company is awaiting action by the NMPRC on the Staff recommendation. The Company cannot predict the outcome of the NMPRC's review of the plan or the outcome of this case at this time.
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

On January 30, 2019, the Company submitted an application with the NMPRC seeking approval to issue shares of common stock, including the reissuance of treasury shares, in an amount up to $200.0 million in one or more transactions. The application was assigned Case No. 19-00033-UT, and the NMPRC issued a final order approving the Company's request on March 27, 2019. Additionally, the Company is preparing for potential transactions related to the 2009 Series A 7.25% PCBs and 2009 Series B 7.25% PCBs. On February 1, 2019, and April 1, 2019, the Company purchased in lieu of redemption all the $63.5 million 2009 Series A 7.25% PCBs and the $37.1 million 2009 Series B 7.25% PCBs, respectively. The bonds were purchased utilizing funds borrowed under the RCF. The Company is currently holding the bonds and may remarket them or replace them with debt instruments of equivalent value at a future date depending on the Company's financing needs and market conditions. See Part I, Item 1, Financial Statements, Note M of Notes to Financial Statements for further discussion.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Amendments to the New Mexico Renewable Energy Act (“REA”). The REA requires electric utilities to meet a renewable portfolio standard (“RPS”) of twenty percent of its total retail sales to New Mexico customers by 2020, reduced for sales to  qualifying large non-governmental customers whose costs are capped under the REA (“Large Customer Adjustment”) and subject to a reasonable cost threshold (“RCT”) established by the NMPRC and currently set by the NMPRC at 3 percent of customers’ bills.  Effective June 14, 2019, the New Mexico Energy Transition Act amends the REA (the “Amended REA”) to, among other amendments: (i) increase the RPS to forty percent by 2025, fifty percent by 2030, and eighty percent by 2040; (ii) impose a zero-carbon standard by 2045; (iii) eliminate the Large Customer Adjustment; (iv) set a statutory RCT; and (v) provide cost recovery for certain undepreciated investments and decommissioning costs (i.e., coal-fired generation) associated with generation required by the NMPRC to be discontinued and replaced with lower or zero-carbon generation. In administering the eighty percent RPS and zero-carbon standards, the Amended REA requires by Commission to consider certain factors, including safety, reliability and rate impact to customers.  The NMPRC has not docketed a rulemaking proceeding to implement the Amended REA.  Under current NMPRC rules, the Company is required to file its next annual REA procurement plan case on May 1, 2019.  On April 24, 2019, in NMPRC Case No. 19-00099-UT, the NMPRC granted the Company a variance authorizing the Company to file its next annual REA procurement plan case on October 1, 2019. The Company cannot predict the outcome of the filing at this time.
Other Required Approvals. The Company has obtained other required approvals for tariffs and other approvals as required by the New Mexico Public Utility Act and the NMPRC.
Federal Regulatory Matters
Inquiry Regarding the Effect of the TCJA on Commission-Jurisdictional Rates and Order to Show Cause. On March 15, 2018, the FERC issued two show cause orders under Section 206 of the Federal Power Act and Rule 209(a) of the FERC’s Rules of Practice and Procedure, directing 48 individual public utilities with stated transmission rates or transmission formula rates with a fixed line item of 35% for the federal income tax component to, within 60 days of the date of the orders, either (1) propose revisions to their transmission rates under their open access transmission tariffs or transmission owner tariffs on file with the FERC, or (2) show cause why they should not be required to do so ("Show Cause Proceeding"). The Company was included in the list of public utilities impacted by the FERC orders. On May 14, 2018, the Company submitted its response, as required by the FERC order, which demonstrated that the reduced annual income tax does not cause the Company's total transmission revenues to become excessive and therefore no rate reduction was justified. Instead, the Company stated in its response that it will prepare for a future filing in which it will seek approval for revised Open Access Transmission Tariff ("OATT") rates that would include the recovery of an increased total transmission revenue requirement from OATT customers based on current circumstances and appropriate forward-looking adjustments. On November 15, 2018, FERC issued an order finding that the Company had demonstrated that no rate reduction was justified and terminating the Show Cause Proceeding. The Company expects to file its request for approval to revise OATT rates in the third quarter of 2019.

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
Issuance of Long-Term Debt, Securities Financing, and Guarantee of Debt. On October 31, 2017, the FERC issued an order in Docket No. ES17-54-000 approving the Company’s filing to (i) amend and extend the RCF; (ii) issue up to $350.0 million in long-term debt; (iii) guarantee the issuance of up to $65.0 million of long-term debt by the RGRT; and (iv) redeem, refinance, and/or replace the $63.5 million 2009 Series A 7.25% PCBs and the $37.1 million 2009 Series B 7.25% PCBs, which have optional redemptions beginning in 2019. The order also approved the Company's request to continue to utilize the Company's existing RCF with the ability to amend and extend at a future date. The authorization is effective from November 15, 2017, through November 14, 2019, and supersedes prior FERC approvals. Under this authorization, on June 28, 2018, the Company issued $125.0 million in aggregate principal amount of the Company's 4.22% Senior Notes due August 15, 2028, and the RGRT issued $65.0 million in aggregate principal amount of its 4.07% Senior Guaranteed Notes due August 15, 2025. Also, on September 13, 2018, the Company and the Bank of New York Mellon Trust Company, N.A., as trustee of the RGRT, entered into a $350.0 million third amended and restated credit agreement. Additionally, the Company is preparing for potential transactions related to the 2009 Series A 7.25% PCBs and 2009 Series B 7.25% PCBs. On February 1, 2019, and April 1, 2019, the Company purchased in lieu of redemption all the $63.5 million 2009 Series A 7.25% PCBs and the $37.1 million 2009 Series B 7.25% PCBs, respectively. The bonds were purchased utilizing funds borrowed under the RCF. The Company is currently holding the bonds and may remarket them or replace

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

them with debt instruments of equivalent value at a future date depending on the Company's financing needs and market conditions and in accordance with FERC action in response to the Company’s most recent FERC application (see below).
On January 30, 2019, the Company submitted an application with the FERC seeking approval to issue shares of common stock, including the reissuance of treasury shares, in an amount up to $200.0 million in one or more transactions. Included in the FERC application, the Company also requested various debt-related authorizations: approval to utilize the existing RCF for short-term borrowing not to exceed $400.0 million at any one time; to issue up to $225.0 million in new long-term debt; and to remarket the $63.5 million 2009 Series A 7.25% PCBs and the $37.1 million 2009 Series B 7.25% PCBs in the form of replacement bonds or senior notes of equivalent value, not to exceed $100.6 million. On April 18, 2019, the FERC issued an order authorizing the issuances through April 18, 2021. See Part I, Item 1, Financial Statements, Note M of Notes to Financial Statements for further discussion.
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

On October 31, 2018, APS filed a $10.2 million claim for the period July 1, 2017 through June 30, 2018. The Company's share of this claim is approximately $1.6 million. The DOE approved the claim on April 10, 2019. Any reimbursement is anticipated to be received in the second quarter of 2019, and the majority of the reimbursement received by the Company is expected to be credited to customers through the applicable fuel adjustment clauses.
Palo Verde Operations and Maintenance Expense. Included in "Operations and maintenance" in the Company's Statements of Operations are expenses associated with Palo Verde as follows (in thousands):

	2019	2018
Three months ended March 31,	$21,344	$22,175
Twelve months ended March 31,	95,623	99,931

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

F. Common Stock
Dividends. The Company paid $14.7 million and $13.6 million in quarterly cash dividends during the three months ended March 31, 2019 and 2018, respectively. The Company paid a total of $58.6 million and $54.3 million in quarterly cash dividends during the twelve months ended March 31, 2019 and 2018, respectively.

Basic and Diluted Earnings Per Share. The basic and diluted earnings per share are presented below (in thousands except for share data):
	Three Months Ended March 31,		Twelve Months Ended March 31,
	2019	2018	2019	2018
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	40,582,936	40,491,194	40,543,986	40,440,189
Dilutive effect of unvested performance awards	80,817	—	117,242	123,436
Diluted number of common shares outstanding	40,663,753	40,491,194	40,661,228	40,563,625
Basic net income (loss) per common share:
Net income (loss)	$6,089	$(6,966)	$97,370	$95,285
Income allocated to participating restricted stock	(47)	(48)	(340)	(353)
Net income (loss) available to common shareholders	$6,042	$(7,014)	$97,030	$94,932
Diluted net income (loss) per common share:
Net income (loss)	$6,089	$(6,966)	$97,370	$95,285
Income reallocated to participating restricted stock	(47)	(48)	(339)	(353)
Net income (loss) available to common shareholders	$6,042	$(7,014)	$97,031	$94,932
Basic net income (loss) per common share:
Distributed earnings	$0.36	$0.335	$1.44	$1.34
Undistributed earnings (losses)	(0.21)	(0.505)	0.95	1.01
Basic net income (loss) per common share	$0.15	$(0.170)	$2.39	$2.35
Diluted net income (loss) per common share:
Distributed earnings	$0.36	$0.335	$1.44	$1.34
Undistributed earnings (losses)	(0.21)	(0.505)	0.95	1.00
Diluted net income (loss) per common share	$0.15	$(0.170)	$2.39	$2.34

The number of restricted stock awards and performance shares at 100% performance level excluded from the calculation of the diluted number of common shares outstanding because their effect was antidilutive is presented below:

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Restricted stock awards	62,605	72,218	60,432	66,288
Performance shares (a)	43,652	45,977	22,234	11,494
________________________

(a)	Certain performance shares were excluded from the computation of diluted earnings per share as no payouts would have been required based upon performance at the end of each corresponding period.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Authorization to Issue Shares
On January 30, 2019, the Company submitted an application with both the NMPRC and the FERC seeking approval to issue shares of common stock, including the reissuance of treasury shares, in an amount up to $200.0 million in one or more transactions. The Company received final approvals from the NMPRC and the FERC on March 27, 2019 and April 18, 2019, respectively.
G. Income Taxes
The Company files income tax returns in the U.S. federal jurisdiction and in the states of Texas, New Mexico and Arizona. The Company is no longer subject to tax examination by the taxing authorities in the federal, Texas, Arizona, and New Mexico jurisdictions for years prior to 2014.
For the three months ended March 31, 2019 and 2018, the Company’s effective tax rate was 23.8% and 30.5%, respectively. For the twelve months ended March 31, 2019 and 2018, the Company's effective tax rate was 24.3% and 34.5%, respectively. The federal statutory tax rate is 21% in 2019 and in 2018, and 35.0% in 2017. The Company's effective tax rate for the three months ended March 31, 2019 differs from the Company's effective tax rate for the three months ended March 31, 2018 due to lower values of stock incentives vested and other permanent differences. The Company's effective tax rate for the twelve months ended March 31, 2019 differs from the Company's effective tax rate for the twelve months ended March 31, 2018 due to the change in the federal income tax rate partially offset by an increase in state tax reserves and other permanent differences.
H. Commitments, Contingencies and Uncertainties
For a full discussion of commitments and contingencies, see Part II, Item 8, Financial Statements and Supplementary Data, Note L of the Notes to Financial Statements in the 2018 Form 10-K. In addition, see Part I, Item 1, Financial Statements, Notes D and E of Notes to Financial Statements above and Part II, Item 8, Financial Statements and Supplementary Data, Notes D and F of the Notes to Financial Statements in the 2018 Form 10-K regarding matters related to wholesale power sales contracts and transmission contracts subject to regulation and Palo Verde, including decommissioning, spent nuclear fuel and waste disposal, and liability and insurance matters.
Power Purchase and Sale Contracts
To supplement its own generation and operating reserve requirements and to meet its RPS requirements, the Company engages in power purchase arrangements that may vary in duration and amount based on an evaluation of the Company's resource needs, the economics of the transactions and specific RPS requirements. For a discussion of power purchase and sale contracts that the Company has entered into with various counterparties, see Part II, Item 8, Financial Statements and Supplementary Data, Note L of the Notes to Financial Statements in the 2018 Form 10-K.
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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

I. Leases

The Company’s lease population is composed of operating leases. The Company leases land in El Paso, Texas, adjacent to Newman under a lease that expires in June 2033 with a renewal option of 25 years. The Company also has several other leases for offices, parking facilities and equipment that expire within the next 5 years. The Company has transmission and distribution lines that are operated under various land rights agreements, including easements, leases, permits and franchises. The components of lease expense are as follows:

Three Months Ended March 31, 2019
Lease cost (in thousands):
Operating lease cost	$253
Short-term lease cost	274
Variable lease cost	34
Total lease cost	$561

Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

March 31, 2019
Operating leases:
Operating lease ROU assets (included in electric plant in service)	$6,217

Operating lease liabilities (current included in other current liabilities)	552
Operating lease liabilities (net of current included in deferred credits and other liabilities)	5,336
Total lease liabilities	$5,888

Weighted average remaining lease terms (in years)	12.22
Weighted average discount rate	4.63%
Supplemental cash flow information related to leases was as follows (in thousands):

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$557
ROU assets obtained in exchange for lease obligations (in thousands):

Three Months Ended March 31, 2019
Operating leases	$6,217

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Maturities of operating lease liabilities at March 31, 2019 were as follows (in thousands):

Year ending December 31,
2019	$306
2020	770
2021	696
2022	639
2023	590
Thereafter	4,829
Total lease payments	7,830
Less imputed interest	(1,942)
Total	$5,888
Disclosures related to periods prior to adoption of the new lease standard
The Company’s total rental expense related to operating leases was $1.7 million and $2.4 million for the twelve months ended December 31, 2018 and 2017, respectively. As of December 31, 2018, the Company’s minimum future rental payments for the next five years were as follows (in thousands):

Year ending December 31,
2019	$923
2020	820
2021	700
2022	544
2023	526

J. Litigation
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
See Part I, Item 1, Financial Statements, Notes D and H of Notes to Financial Statements above and Part II, Item 8, Financial Statements and Supplementary Data, Notes D and L of the Notes to Financial Statements in the 2018 Form 10-K for discussion of the effects of government legislation and regulation on the Company.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

K. Employee Benefits
The expected return on plan assets is included in "Investment and interest income, net" in the Company's Statements of Operations. The amortization of prior service benefit and amortization of gains are included in "Miscellaneous non-operating income". The amortization of prior service cost and amortization of losses are included in "Miscellaneous non-operating deductions". The interest cost component of net periodic benefit cost is included in "Other interest".
Retirement Plans
The net periodic benefit cost recognized for the three and twelve months ended March 31, 2019 and 2018, is made up of the components listed below as determined using the projected unit credit actuarial cost method (in thousands):

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Components of net periodic benefit cost:
Service cost	$2,488	$2,758	$10,818	$9,006
Interest cost	3,608	3,223	13,263	13,034
Expected return on plan assets	(5,383)	(5,315)	(21,144)	(19,696)
Amortization of:
Net loss	1,418	2,100	7,871	8,465
Prior service benefit	(878)	(878)	(3,506)	(3,506)
Net periodic benefit cost	$1,253	$1,888	$7,302	$7,303
During the three months ended March 31, 2019, the Company contributed $3.0 million of its projected $9.5 million 2019 annual contribution to its retirement plans.
Other Postretirement Benefits
The net periodic benefit recognized for the three and twelve months ended March 31, 2019 and 2018, is made up of the components listed below (in thousands):

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Components of net periodic benefit:
Service cost	$625	$700	$2,720	$2,348
Interest cost	618	565	2,305	2,610
Expected return on plan assets	(530)	(613)	(2,352)	(2,050)
Amortization of:
Prior service benefit	(1,308)	(1,538)	(5,921)	(6,151)
Net gain	(575)	(525)	(2,216)	(1,808)
Net periodic benefit	$(1,170)	$(1,411)	$(5,464)	$(5,051)
During the three months ended March 31, 2019, the Company contributed $0.2 million of its projected $0.5 million 2019 annual contribution to its other postretirement benefits plan.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

L. Financial Instruments and Investments
The FASB guidance requires the Company to disclose estimated fair values for its financial instruments. The Company has determined that cash and temporary investments (including restricted cash), investment in debt securities, accounts receivable, decommissioning trust funds, long-term debt, short-term borrowings under the RCF, accounts payable and customer deposits meet the definition of financial instruments. The carrying amounts of cash and temporary investments, accounts receivable, accounts payable and customer deposits approximate fair value because of the short maturity of these items. Investments in debt securities and decommissioning trust funds are carried at estimated fair value.
Long-Term Debt and Short-Term Borrowings Under the RCF. The fair values of the Company's long-term debt and short-term borrowings under the RCF are based on estimated market prices for similar issues and are presented below (in thousands):

	March 31, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Pollution Control Bonds (1)	$95,088	$98,217	$157,769	$161,917
Senior Notes	1,118,036	1,283,200	1,117,943	1,244,310
RGRT Senior Notes (2)	109,537	112,850	109,507	111,440
RCF (2)	202,951	202,951	49,207	49,207
Total	$1,525,612	$1,697,218	$1,434,426	$1,566,874
_______________

(1)
On February 1, 2019, the Company purchased in lieu of redemption all of the 2009 Series A 7.25% PCBs with a principal amount of $63.5 million, utilizing funds borrowed under the RCF. The Company is currently holding the 2009 Series A 7.25% PCBs and may remarket them or replace them with debt instruments of equivalent value at a future date depending on the Company's financing needs and market conditions, and in accordance with the Company's regulators' approvals. See Part I, Item 1, Financial Statements, Note M of Notes to Financial Statements for further discussion.

(2)
Nuclear fuel financing, as of March 31, 2019 and December 31, 2018, is funded through $110 million RGRT Senior Notes and $30.0 million and $26.2 million, respectively, under the RCF. As of March 31, 2019, $173.0 million was outstanding under the RCF for working capital and general corporate purposes. As of December 31, 2018, $23.0 million, was outstanding under the RCF for working capital or general corporate purposes. The interest rate on the Company's borrowings under the RCF is reset throughout the quarter reflecting current market rates. Consequently, the carrying value approximates fair value.

Marketable Securities. The Company's marketable securities, included in decommissioning trust funds in the balance sheets, are reported at fair value which was $298.3 million and $276.9 million at March 31, 2019 and December 31, 2018, respectively. The investments in the Company's Palo Verde nuclear decommissioning trust funds ("NDT") are classified as available for sale debt securities, equity securities and temporary cash and cash equivalents restricted solely for investment in the NDT. These investments are recorded at their estimated fair value in accordance with FASB guidance for certain investments in debt and equity securities. On January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments - Overall, which eliminates the requirements to classify investments in equity securities with readily determinable fair values as trading or available for sale and requires entities to recognize changes in fair value for these securities in net income as reported in the Statements of Operations. ASU 2016-01 requires a modified-retrospective approach and therefore, comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The reported fair values include gross unrealized losses on securities classified as available for sale whose impairment the Company has deemed to be temporary. The tables below present the gross unrealized losses and the fair value of these securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	March 31, 2019
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities (1):
Federal Agency Mortgage Backed Securities	$694	$(20)	$13,210	$(271)	$13,904	$(291)
U.S. Government Bonds	4,722	(6)	26,267	(1,194)	30,989	(1,200)
Municipal Debt Obligations	4,480	(332)	1,614	(127)	6,094	(459)
Corporate Debt Obligations	6,851	(114)	11,170	(299)	18,021	(413)
Total	$16,747	$(472)	$52,261	$(1,891)	$69,008	$(2,363)

_________________

(1)	Includes 96 securities.

	December 31, 2018
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities (2):
Federal Agency Mortgage Backed Securities	$6,187	$(36)	$14,567	$(510)	$20,754	$(546)
U.S. Government Bonds	4,005	(9)	36,615	(1,663)	40,620	(1,672)
Municipal Debt Obligations	3,100	(74)	9,037	(723)	12,137	(797)
Corporate Debt Obligations	22,259	(763)	11,231	(731)	33,490	(1,494)
Total	$35,551	$(882)	$71,450	$(3,627)	$107,001	$(4,509)

_________________

(2)	Includes 156 securities.
The Company monitors the length of time specific securities trade below their cost basis along with the amount and percentage of the unrealized loss in determining if a decline in fair value below recorded cost of debt securities classified as available for sale is considered to be other than temporary. The Company recognizes impairment losses on certain of its available for sale debt securities deemed to be other than temporary. In accordance with the FASB guidance, these impairment losses are recognized in net income, and a lower cost basis is established for these securities. In addition, the Company will research the future prospects of individual securities as necessary. The Company does not anticipate expending monies held in trust before 2044 or a later period when decommissioning of Palo Verde begins. For the three and twelve months ended March 31, 2019 and 2018, the Company did not recognize any other than temporary impairment losses on its available-for-sale securities.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Investments categorized as available for sale securities also include gross unrealized gains which have not been recognized in the Company's net income. The table below presents the unrecognized gross unrealized gains and the fair value of these securities, aggregated by investment category (in thousands):

	March 31, 2019		December 31, 2018
	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains
Description of Securities:
Federal Agency Mortgage Backed Securities	$16,459	$327	$9,959	$176
U.S. Government Bonds	18,413	419	6,987	149
Municipal Debt Obligations	3,454	189	1,952	120
Corporate Debt Obligations	29,648	888	8,283	222
Total Debt Securities	$67,974	$1,823	$27,181	$667
The Company's marketable securities include investments in mortgage backed securities, municipal, corporate and federal debt obligations. The contractual year of maturity for these available-for-sale debt securities as of March 31, 2019, is as follows (in thousands):

	Total	2019	2020 through 2023	2024 through 2028	2029 and Beyond
Federal Agency Mortgage Backed Securities	$30,363	$—	$19	$514	$29,830
U.S. Government Bonds	49,402	2,356	20,491	21,282	5,273
Municipal Debt Obligations	9,548	649	3,446	3,566	1,887
Corporate Debt Obligations	47,669	940	21,968	11,488	13,273
Total Available for Sale Debt Securities	$136,982	$3,945	$45,924	$36,850	$50,263
The Company's available for sale securities in the NDT are sold from time to time and the Company uses the specific identification basis to determine the amount to reclassify from AOCI into net income. The proceeds from the sale of these securities during the three and twelve months ended March 31, 2019 and 2018, and the related effects on pre-tax income are as follows (in thousands):

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Proceeds from sales or maturities of available-for-sale securities	$15,771	$11,757	$29,969	$82,739
Gross realized gains included in pre-tax income	$58	$9	$66	$9,195
Gross realized losses included in pre-tax income	(887)	(527)	(1,822)	(1,278)
Net gains (losses) included in pre-tax income	$(829)	$(518)	$(1,756)	$7,917

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Upon the adoption of ASU 2016-01, Financial Instruments - Overall, on January 1, 2018, the Company records, on a modified-retrospective basis, changes in fair market value for equity securities held in the NDT in the Statements of Operations. The unrealized gains and losses recognized during the three months ended March 31, 2019 and 2018, and related effects on pre-tax income are as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018

Net gains and (losses) recognized on equity securities	$16,818	$(1,991)
Less: Net gains recognized on equity securities sold	128	1,790
Unrealized gains and (losses) recognized on equity securities still held at reporting date	$16,690	$(3,781)
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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The fair value of the NDT and investments in debt securities at March 31, 2019 and December 31, 2018, and the level within the three levels of the fair value hierarchy defined by the FASB guidance are presented in the table below (in thousands):

Description of Securities	Fair Value as of March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading Securities:
Investments in Debt Securities	$1,632	$—	$—	$1,632
Equity Securities:
Domestic	$127,450	$127,450	$—	$—
International	26,751	26,751	—	—
Total Equity Securities	154,201	154,201	—	—
Available for Sale Debt Securities:
Federal Agency Mortgage Backed Securities	30,363	—	30,363	—
U.S. Government Bonds	49,402	49,402	—	—
Municipal Debt Obligations	9,548	—	9,548	—
Corporate Debt Obligations	47,669	—	47,669	—
Total Available for Sale Debt Securities	136,982	49,402	87,580	—
Cash and Cash Equivalents	7,155	7,155	—	—
Total	$298,338	$210,758	$87,580	$—

Description of Securities	Fair Value as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading Securities:
Investments in Debt Securities	$1,656	$—	$—	$1,656
Equity Securities:
Domestic	$111,325	$111,325	$—	$—
International	24,540	24,540	—	—
Total Equity Securities	135,865	135,865	—	—
Available for Sale Debt Securities:
Federal Agency Mortgage Backed Securities	30,713	—	30,713	—
U.S. Government Bonds	47,607	47,607	—	—
Municipal Debt Obligations	14,089	—	14,089	—
Corporate Debt Obligations	41,773	—	41,773	—
Total Available for Sale Debt Securities	134,182	47,607	86,575	—
Cash and Cash Equivalents	6,858	6,858	—	—
Total	$276,905	$190,330	$86,575	$—

There were no transfers in or out of Level 1 and Level 2 fair value measurements categories due to changes in observable inputs during the three and twelve months ended March 31, 2019 and 2018. There were no purchases, sales, issuances and settlements related to the assets in the Level 3 fair value measurement category during the three and twelve months ended March 31, 2019 and 2018.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

M. Long-Term Debt and Financing Obligations
Pollution Control Bonds. The Company had three series of tax-exempt unsecured PCBs in aggregate principal amount of $159.8 million as of December 31, 2018. The 2009 Series A 7.25% PCBs and the 2009 Series B 7.25% PCBs with an aggregate principal amount, together, of $100.6 million had optional redemptions beginning in February 2019 and April 2019, respectively.
The Company purchased in lieu of redemption all of the 2009 Series A 7.25% PCBs with an aggregate principal amount of $63.5 million, and all of the 2009 Series B 7.25% PCBs with an aggregate principal amount of $37.1 million, on February 1, 2019 and April 1, 2019, respectively, utilizing funds borrowed under the RCF. The Company is currently holding the PCBs and may remarket them or replace them with debt instruments of equivalent value at a future date depending on the Company's financing needs and market conditions, and in accordance with the Company's regulators' approvals.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
El Paso Electric Company:

Results of Review of Interim Financial Information
We have reviewed the balance sheet of El Paso Electric Company (the "Company") as of March 31, 2019, the related statements of operations and comprehensive operations for the three-month and twelve-month periods ended March 31, 2019 and 2018, the related statements of changes in common stock equity and cash flows for the three-month periods ended March 31, 2019 and 2018, and the related notes (collectively, the interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheet of the Company as of December 31, 2018, and the related statements of operations and comprehensive operations, changes in common stock equity, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2019, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2018, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.
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
May 8, 2019

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this Item 2 updates, and should be read in conjunction with, the information set forth in Part II, Item 7 of the 2018 Form 10-K.
FORWARD-LOOKING STATEMENTS
Certain matters discussed in this Quarterly Report on Form 10-Q, other than statements of historical fact, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements often include words like "believe", "anticipate", "target", "project", "expect", "predict", "pro forma", "estimate", "intend", "will", "is designed to", "plan", and words of similar meaning, or are indicated by the Company's discussion of strategies or trends. Forward-looking statements describe the Company's future plans, objectives, expectations or goals. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurances can be given that these expectations will prove to be correct. Such statements address future events and conditions and include, but are not limited to:

•	capital expenditures,

•	earnings,

•	liquidity and capital resources,

•	ratemaking/regulatory matters/compliance matters,

•	litigation,

•	accounting matters, including accounting for taxes and leases,

•	possible corporate restructurings, acquisitions and dispositions,

•	compliance with debt and other restrictive covenants,

•	interest rates and dividends,

•	environmental matters,

•	nuclear operations,

•	operation of the Company's generating units and its transmission and distribution systems,

•	the availability and costs of new and/or emerging technologies, and

•	the overall economy of the Company's service area.
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

•
the ability of the Company's operating partners to maintain plant operations and manage operations and maintenance ("O&M") costs at Palo Verde and its related transmission, including costs to comply with any new or expanded regulatory or environmental requirements,

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
These lists are not all-inclusive because it is not possible to predict all factors. A discussion of some of these factors is included in the 2018 Form 10-K under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Summary of Critical Accounting Policies and Estimates" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources". This Quarterly Report on Form 10-Q should be read in its entirety. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels. Any forward-looking statement speaks only as of the date such statement was made, and the Company is not obligated to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made, except as required by applicable laws or regulations.

Summary of Critical Accounting Policies and Estimates
The preparation of our financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes for the periods presented and actual results could differ in future periods from those estimates. Critical accounting policies and estimates are both important to the portrayal of our financial condition and results of operations and require complex, subjective judgments and are more fully described in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2018 Form 10-K.
Summary
The following is an overview of our results of operations for the three and twelve-month periods ended March 31, 2019 and 2018. Net income (loss) and basic earnings (loss) per share for the three and twelve-month periods ended March 31, 2019 and 2018, are shown below:

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Net income (loss) (in thousands)	$6,089	$(6,966)	$97,370	$95,285
Basic earnings (loss) per share	0.15	(0.17)	2.39	2.35

The following table shows the primary factors affecting the after-tax change in net income between the 2019 and 2018 periods presented (in thousands):

	Three Months Ended	Twelve Months Ended
March 31, 2018 net income (loss)	$(6,966)	$95,285
Change in (net of tax at 21%):
Increased investment and interest income, NDT (a)	14,839	63
Increased wheeling revenues (b)	1,358	2,065
Increased retail non-fuel base revenues (c)	882	104
Decreased Palo Verde operations and maintenance expenses (d)	657	3,404
(Increased) decreased income tax expense-other (e)	(1,327)	15,344
Increased depreciation and amortization (f)	(1,036)	(3,927)
Increased interest charges (credits) (g)	(939)	(1,866)
Increased transmission and distribution operation and maintenance expenses (h)	(781)	(2,374)
Decreased deregulated Palo Verde Unit 3 revenues (i)	(456)	(1,512)
Increased operations and maintenance expenses at fossil-fuel generating plants (j)	(416)	(5,559)
Palo Verde performance rewards, net (k)	—	(3,954)
Other	274	297
March 31, 2019 net income	$6,089	$97,370

______________
All information presented below is expressed in pre-tax amounts except when stated otherwise.

(a)
Investment and interest income increased for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, primarily due to net realized and unrealized gains on securities held in the NDT. Beginning on January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments, and began recording unrealized gains and losses on equity securities held in the NDT directly in earnings. Refer to "Use of Non-GAAP Financial Measures" below for further details.

(b)
Wheeling revenues increased for the three and twelve months ended March 31, 2019, compared to the three and twelve months ended March 31, 2018, primarily due to an increase in short-term hourly transmission sales due to favorable market conditions.

(c)
Retail non-fuel base revenues, excluding the impact of rate changes, increased for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, primarily due to increased revenues from residential customers of $1.2 million caused by increased kWh sales that resulted from an increase in the average number of residential customers served and favorable weather compared to the three months ended March 31, 2018.

(d)
Decreased Palo Verde O&M expenses for the twelve months ended March 31, 2019, compared to the twelve months ended March 31, 2018, primarily due to (i) lower incentives, (ii) administrative and general ("A&G") benefits, and (iii) a decrease in property insurance costs.

(e)
Increased income tax expense-other for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, primarily due to differences in the annual effective tax rate and lower values of vested stock incentives.

Decreased income tax expense-other for the twelve months ended March 31, 2019, compared to the twelve months ended March 31, 2018, primarily due to a decrease in the federal corporate income tax rate from 35% to 21%, excluding the tax impact of other items in the table above, and other permanent differences.

(f)	Depreciation and amortization increased for the three and twelve months ended March 31, 2019, compared to the three and twelve months ended March 31, 2018, primarily due to increased plant balances.

(g)
Interest charges (credits) increased for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, primarily due to interest expense on the $125.0 million aggregate principal amount of 4.22% Senior Notes due 2028 issued in June 2018, and an increase in the interest cost component of net periodic benefit cost of the Company’s employee benefit plans. These increases were partially offset by the purchase in lieu of redemption of $63.5 million principal amount of 2009 Series A 7.25% PCBs on February 1, 2019.

Interest charges (credits) increased for the twelve months ended March 31, 2019, compared to the twelve months ended March 31, 2018, primarily due to interest expense on the $125.0 million aggregate principal amount of 4.22% Senior Notes due 2028 issued in June 2018. This increase was partially offset by (i) the purchase in lieu of redemption of $63.5 million principal amount of 2009 Series A 7.25% PCBs on February 1, 2019, (ii) increased allowance for borrowed funds used during construction ("ABFUDC") as a result of higher average balances of construction work in progress ("CWIP") and an increase in the ABFUDC rate, and (iii) the redemption of $33.3 million principal amount of 2012 Series A 1.875% PCBs in 2017.

(h)
Transmission and distribution O&M expenses increased for the twelve months ended March 31, 2019, compared to the twelve months ended March 31, 2018, primarily due to increases in payroll costs and Palo Verde transmission expenses due to storm repairs.

(i)
Deregulated Palo Verde Unit 3 revenues decreased for the twelve months ended March 31, 2019, compared to the twelve months ended March 31, 2018, primarily due to (i) a 12.4% decrease in proxy market prices, reflecting a decline in the price of natural gas, and (ii) a decrease in generation of 7.6%, caused by a spring refueling outage at Unit 3 completed in May 2018, with no comparable outage in the twelve months ended March 31, 2018.

(j)
O&M expenses at our fossil-fuel generating plants increased for the twelve months ended March 31, 2019, compared to the twelve months ended March 31, 2018, primarily due to outage costs related to Newman Units 2 & 4 and increased maintenance costs at Newman, Montana, and Rio Grande Power Station ("Rio Grande") in the twelve months ended March 31, 2019. These increases were partially offset by outage costs at Rio Grande Unit 8 during the twelve months ended March 31, 2018.

(k)
Palo Verde performance rewards of $5.0 million, associated with the 2013 to 2015 performance periods, net of disallowed fuel and purchased power costs related to the resolution of the Texas fuel reconciliation proceeding designated as PUCT Docket No. 46308 for the period from April 2013 through March 2016, were recorded in June 2017, with no comparable amount in the twelve months ended March 31, 2019.

Use of Non-GAAP Financial Measures
As required by ASU 2016-01, Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities, changes in the fair value of equity securities are recognized in the Company's Statements of Operations. This standard added the potential for significant volatility to the Company's reported results of operations as changes in the fair value of equity securities may occur. Furthermore, the equity investments included in the NDT are significant and are expected to increase significantly during the remaining life (estimated to be 27 to 30 years) of Palo Verde. Accordingly, the Company has provided the following non-GAAP financial measures to exclude the impact of changes in fair value of equity securities and realized gains (losses) from the sale of both equity and fixed income securities. Reconciliations of both non-GAAP financial measures to the most directly comparable financial information presented in accordance with GAAP are presented in the table below. Non-GAAP adjusted net income (loss) is reconciled to GAAP net income (loss), and non-GAAP adjusted basic earnings (loss) per share is reconciled to GAAP basic earnings (loss) per share.

	Three Months Ended
	March 31,
	2019	2018
	(In thousands except for per share data)
Net income (loss) (GAAP)	$6,089	$(6,966)
Adjusting items before income tax effects
Unrealized (gains) losses, net	(16,690)	3,781
Realized (gains) losses, net	701	(1,272)
Total adjustments before income tax effects	(15,989)	2,509
Income taxes on above adjustments	3,198	(502)
Adjusting items, net of income taxes	(12,791)	2,007
Adjusted net loss (non-GAAP)	$(6,702)	$(4,959)

Basic earnings (loss) per share (GAAP)	$0.15	$(0.17)
Adjusted basic loss per share (non-GAAP)	$(0.17)	$(0.12)

	Twelve Months Ended
	March 31,
	2019	2018
	(In thousands except for per share data)
Net income (GAAP)	$97,370	$95,285
Adjusting items before income tax effects
Unrealized (gains) losses, net	(1,870)	3,781
Realized gains, net	(3,661)	(9,707)
Total adjustments before income tax effects	(5,531)	(5,926)
Income taxes on above adjustments	1,107	1,185
Adjusting items, net of income taxes	(4,424)	(4,741)
Adjusted net income (non-GAAP)	$92,946	$90,544

Basic earnings per share (GAAP)	$2.39	$2.35
Adjusted basic earnings per share (non-GAAP)	$2.28	$2.23
Adjusted net income (loss) and adjusted basic earnings (loss) per share are not measures of financial performance under GAAP and should not be considered as an alternative to net income (loss) and earnings (loss) per share, respectively. Furthermore, the Company's presentation of any non-GAAP financial measure may not be comparable to similarly titled measures used by other companies. The Company believes adjusted net income (loss) and adjusted basic earnings (loss) per share are useful financial measures for investors and analysts in understanding the Company's core operating performance because each measure removes the effects of variances reported in the Company's results of operations that are not indicative of fundamental changes in the earnings capacity of the Company. Non-GAAP financial information should be read together with, and is not an alternative or substitute for, the Company's financial results reported in accordance with GAAP.

Historical Results of Operations
The following discussion includes detailed descriptions of factors affecting individual line items in the results of operations. The amounts presented below are presented on a pre-tax basis.
Operating revenues
We realize revenue from the sale of electricity to retail customers at regulated rates and the sale of energy in the wholesale power market generally at market-based prices. Sales for resale to our sole full requirement customer (which are FERC-regulated cost-based wholesale sales within our service territory) accounted for less than 1% of revenues.
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
No retail customer accounted for more than 3% of our non-fuel base revenues for the three and twelve months ended March 31, 2019. Residential and small commercial customers represent approximately 79% of our non-fuel base revenues. While this customer base is more stable, it is also more sensitive to changes in weather conditions. The current rate structures in Texas and New Mexico reflect higher base rates during the peak summer season of May through October and lower base rates during November through April for our residential and small commercial and industrial customers. As a result, our business is seasonal, with higher kWh sales and revenues during the summer cooling season.
Weather significantly impacts our residential, small commercial and industrial customers, and to a lesser extent, our sales to public authorities. Heating and cooling degree days can be used to evaluate the effect of weather on energy use. For each degree the average outdoor temperature varies from a standard of 65 degrees Fahrenheit, a degree day is recorded. For the three and twelve months ended March 31, 2019, retail non-fuel base revenues were positively impacted by favorable weather when compared to the three and twelve months ended March 31, 2018. The table below shows heating and cooling degree days compared to a 10-year average for the periods in 2019 and 2018.

	Three Months Ended			Twelve Months Ended
	March 31,			March 31,
			10-Year			10-Year
	2019	2018	Average	2019	2018	Average*
Heating degree days	1,134	965	1,123	2,106	1,677	2,056
Cooling degree days	36	37	35	3,173	2,882	2,863
______________
* Calendar year basis.
Customer growth is a key driver of the growth of retail sales. The average number of retail customers grew 1.6% for the three and twelve months ended March 31, 2019 when compared to the three and twelve months ended March 31, 2018. See the tables presented on pages 40 and 41, which provide detail on the average number of retail customers and the related revenues and kWh sales.
Retail non-fuel base revenues. Retail non-fuel base revenues for the three months ended March 31, 2019 increased $1.1 million, or 1.0%, compared to the three months ended March 31, 2018. Retail non-fuel base revenues increased primarily due to increased revenues from residential customers of $1.2 million caused by a 2.6% increase in kWh sales, which were driven by an increase of 1.6% in the average number of residential customers served and favorable weather, compared to the three months ended March 31, 2018.
Retail non-fuel base revenues for the twelve months ended March 31, 2019 increased $0.1 million, compared to the twelve months ended March 31, 2018. Retail non-fuel base revenues, excluding the impact of rate changes, increased primarily due to (i) increased revenues from residential customers of $15.9 million caused by a 5.8% increase in kWh sales that resulted from favorable weather and a 1.6% increase in the average number of residential customers served, compared to the twelve months ended March 31, 2018 and (ii) increased revenues from small commercial and industrial customers of $1.6 million caused by an increase in kWh sales that resulted from favorable weather and an increase in the average number of small commercial and industrial customers served, compared to the twelve months ended March 31, 2018. For the twelve months ended March 31, 2019, rate changes included the refunds to customers for the reduction in the federal corporate income tax rate due to the TCJA of approximately $29.2 million, compared to $4.9 million for the twelve months ended March 31, 2018. The reduction in rates due to the TCJA was offset by non-fuel base rate increases of approximately $4.9 million related to the 2017 PUCT Final Order.

Fuel revenues. Fuel revenues consist of revenues collected from customers under fuel recovery mechanisms approved by the state commissions and the FERC, and deferred fuel revenues, which are comprised of the difference between fuel costs and fuel revenues collected from customers. In New Mexico, fuel and purchased power costs, net of the cost of off-system sales and related shared margins, are reconciled to actual costs on a monthly basis and recovered or refunded to customers the second succeeding month. Additionally, the RPS costs for New Mexico are recovered through a separate RPS Cost Rider, which is updated annually. In Texas, fuel and purchased power costs, net of shared margins on off-system sales, are recovered through a fixed fuel factor. We can seek to revise our fixed fuel factor based upon an approved formula at least four months after our last revision, except in the month of December. In addition, if we materially over-recover fuel costs, we must seek to refund the over-recovery, and if we materially under-recover fuel costs, we may seek a surcharge to recover those costs. Fuel over- and under-recoveries are defined as material when they exceed 4% of the previous twelve months' fuel costs.
In the three and twelve months ended March 31, 2019, we over-recovered fuel costs by $12.8 million and $9.5 million, respectively. In March 2018, $1.1 million was credited to customers through the applicable fuel adjustment clauses as the result of a reimbursement from the DOE related to spent nuclear fuel storage. At March 31, 2019, we had a net fuel over-recovery balance of $23.8 million, including over-recoveries of $19.3 million in our Texas, $4.4 million in our New Mexico and $0.1 million in our FERC jurisdictions. On October 13, 2017, we filed a request to decrease our Texas fixed fuel factor by approximately 19% to reflect decreased fuel expenses primarily related to a decrease in the price of natural gas used to generate power. The decrease in our Texas fixed fuel factor became effective beginning with the November 2017 billing month. On April 13, 2018, we filed a request with the PUCT to decrease our Texas fixed fuel factor by approximately 29% to reflect decreased fuel expenses primarily related to a decrease in the price of natural gas used to generate power. On April 25, 2018, our proposed fuel factors were approved by the PUCT on an interim basis effective for the first billing cycle of the May 2018 billing month. The revised factor was approved and the docket closed on May 22, 2018. On October 15, 2018, we filed a request with the PUCT to decrease our Texas fixed fuel factor by approximately 6.99% to reflect decreased fuel expenses primarily related to a decrease in the price of natural gas used to generate power. On October 25, 2018, our fixed fuel factor was approved on an interim basis effective for the first billing cycle of the November 2018 billing month. The revised factor was approved by the PUCT and the docket closed on November 19, 2018. The Texas fixed fuel factor will continue thereafter until changed by the PUCT.
On April 29, 2019, we filed a petition with the PUCT, which was assigned PUCT Docket No. 49482, requesting authority to implement, beginning on June 1, 2019, a four-month, interim fuel refund of $19.4 million in fuel cost over-recoveries, including interest, for the period from April 2016 through March 2019. We cannot predict the outcome of this filing at this time.
Off-system sales. Off-system sales are sales into wholesale markets outside our service territory. Off-system sales are primarily made in off-peak periods when we have competitive generation capacity available after meeting our regulated service obligations. We have shared 100% of margins on non-arbitrage sales (as defined by the settlement in PUCT Docket No. 41852) and 50% of margins on arbitrage sales with our Texas customers since April 1, 2014. We are currently sharing 90% of off-system sales margins with our New Mexico customers (as reaffirmed in NMPRC Case No. 09-00171-UT), and 25% of our off-system sales margins with our sales for resale - full requirement customer under the terms of its contract. Palo Verde's availability is an important factor in realizing these off-system sales margins.
Off-system sales revenue increased $11.9 million, or 51.7%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, as a result of higher average market prices for power. Off-system sales revenue increased $30.5 million, or 45.0%, for the twelve months ended March 31, 2019, when compared to the twelve months ended March 31, 2018, as a result of a 15.2% increase in kWh sales due to additional available power, and higher average market prices for power.

Comparisons of kWh sales and operating revenues are shown below (in thousands):
			Increase (Decrease)
Three Months Ended March 31:	2019	2018	Amount	Percent
kWh sales:
Retail:
Residential	574,089	559,563	14,526	2.6%
Commercial and industrial, small	496,367	498,675	(2,308)	(0.5)
Commercial and industrial, large	252,056	248,285	3,771	1.5
Sales to public authorities	331,947	328,329	3,618	1.1
Total retail sales	1,654,459	1,634,852	19,607	1.2
Wholesale:
Sales for resale - full requirement customer	11,770	11,730	40	0.3
Off-system sales	837,162	864,216	(27,054)	(3.1)
Total wholesale sales	848,932	875,946	(27,014)	(3.1)
Total kWh sales	2,503,391	2,510,798	(7,407)	(0.3)
Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$54,452	$53,292	$1,160	2.2%
Commercial and industrial, small	33,004	33,297	(293)	(0.9)
Commercial and industrial, large	7,246	7,126	120	1.7
Sales to public authorities	17,285	17,156	129	0.8
Total retail non-fuel base revenues (1)	111,987	110,871	1,116	1.0
Wholesale:
Sales for resale - full requirement customer	546	476	70	14.7
Total non-fuel base revenues	112,533	111,347	1,186	1.1
Fuel revenues:
Recovered from customers during the period	28,545	39,944	(11,399)	(28.5)
Over collection of fuel (2)	(12,758)	(7,950)	(4,808)	(60.5)
Total fuel revenues (3)(4)	15,787	31,994	(16,207)	(50.7)
Off-system sales (4)(5)	34,979	23,055	11,924	51.7
Wheeling revenues (6)	6,005	4,286	1,719	40.1
Energy efficiency cost recovery	2,508	1,916	592	30.9
Miscellaneous (6)	2,010	2,459	(449)	(18.3)
Total revenues from customers	173,822	175,057	(1,235)	(0.7)
Other (6)	541	656	(115)	(17.5)
Total operating revenues	$174,363	$175,713	$(1,350)	(0.8)
Average number of retail customers (7):
Residential	377,396	371,351	6,045	1.6%
Commercial and industrial, small	42,222	42,205	17	—
Commercial and industrial, large	48	48	—	—
Sales to public authorities	6,204	5,592	612	10.9
Total	425,870	419,196	6,674	1.6
________________________________________

(1)	2019 and 2018 include $5.1 million and $4.1 million, respectively, base rate decreases related to the reduction in federal statutory income tax rate enacted under the TCJA.

(2)	2018 includes the portion of the DOE refunds related to spent fuel storage of $1.1 million that was credited to customers through the applicable fuel adjustment clauses.

(3)	Includes deregulated Palo Verde Unit 3 revenues for the New Mexico jurisdiction of $1.9 million and $2.4 million in 2019 and 2018, respectively.

(4)	Off-system sales increased due to favorable market conditions and lower gas prices, which resulted in increased margins credited to customers through the fuel adjustment clause.

(5)	Includes retained margins of $0.9 million and $0.6 million in 2019 and 2018, respectively.

(6)	Represents revenue with no related kWh sales.

(7)	The number of retail customers presented is based on the number of service locations.

Comparisons of kWh sales and operating revenues are shown below (in thousands):
			Increase (Decrease)
Twelve Months Ended March 31:	2019	2018	Amount	Percent
kWh sales:
Retail:
Residential	3,003,221	2,837,694	165,527	5.8%
Commercial and industrial, small	2,429,612	2,408,795	20,817	0.9
Commercial and industrial, large	1,054,605	1,040,606	13,999	1.3
Sales to public authorities	1,566,845	1,557,436	9,409	0.6
Total retail sales	8,054,283	7,844,531	209,752	2.7
Wholesale:
Sales for resale - full requirement customer	59,031	63,696	(4,665)	(7.3)
Off-system sales	2,660,907	2,310,338	350,569	15.2
Total wholesale sales	2,719,938	2,374,034	345,904	14.6
Total kWh sales	10,774,221	10,218,565	555,656	5.4
Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$298,757	$289,866	$8,891	3.1%
Commercial and industrial, small	194,048	198,311	(4,263)	(2.1)
Commercial and industrial, large	35,040	37,629	(2,589)	(6.9)
Sales to public authorities	95,589	97,496	(1,907)	(2.0)
Total retail non-fuel base revenues (1)(2)	623,434	623,302	132	—
Wholesale:
Sales for resale - full requirement customer	2,850	2,743	107	3.9
Total non-fuel base revenues	626,284	626,045	239	—
Fuel revenues:
Recovered from customers during the period	145,094	210,704	(65,610)	(31.1)
Over collection of fuel (3)	(9,544)	(16,553)	7,009	42.3
Total fuel revenues (4)(5)	135,550	194,151	(58,601)	(30.2)
Off-system sales (6)	98,342	67,841	30,501	45.0
Wheeling revenues (7)	20,745	18,133	2,612	14.4
Energy efficiency cost recovery (8)	9,480	1,916	7,564	—
Miscellaneous (7)	7,739	8,836	(1,097)	(12.4)
Total revenues from customers	898,140	916,922	(18,782)	(2.0)
Other (7)(9)	4,113	4,253	(140)	(3.3)
Total operating revenues	$902,253	$921,175	$(18,922)	(2.1)
Average number of retail customers (10):
Residential	375,649	369,554	6,095	1.6%
Commercial and industrial, small	42,354	42,010	344	0.8
Commercial and industrial, large	48	48	—	—
Sales to public authorities	5,898	5,571	327	5.9
Total	423,949	417,183	6,766	1.6

________________________________________

(1)	2019 and 2018 include base rate increase related to the 2017 PUCT Final Order effective July 18, 2017.

(2)
2019 and 2018 include $29.2 million and $4.9 million (for the period January 1, 2018 through March 31, 2018), respectively, base rate decreases related to the reduction in federal statutory income tax rate enacted under the TCJA.

(3)	2018 includes the portion of the DOE refunds related to spent fuel storage of $1.1 million that was credited to customers through the applicable fuel adjustment clauses.

(4)	2018 includes $5.0 million related to the Palo Verde performance rewards, net.

(5)	Includes deregulated Palo Verde Unit 3 revenues for the New Mexico jurisdiction of $7.6 million and $9.4 million in 2019 and 2018, respectively.

(6)	Includes retained margins of $2.4 million and $1.8 million in 2019 and 2018, respectively.

(7)	Represents revenue with no related kWh sales.

(8)
The Company implemented ASU 2014-09, Revenue from Contracts with Customers, January 1, 2018, and following the adoption of the standard, revenues related to reimbursed costs of energy efficiency programs approved by the Company's regulators are reported in operating revenues from customers. Related expenses are reported in O&M expenses.

(9)	Includes energy efficiency bonuses of $1.3 million and $1.2 million in 2019 and 2018, respectively.

(10)	The number of retail customers presented is based on the number of service locations.

Fuel and purchased power expense
Our sources of energy include electricity generated from our nuclear and natural gas generating plants and purchased power. Palo Verde represents approximately 30% of our net dependable generating capacity and approximately 60% and 50% of our Company-generated energy for the three and twelve months ended March 31, 2019, respectively. Fluctuations in the price of natural gas, which also is the primary factor influencing the price of purchased power, have had a significant impact on our cost of energy.
Fuel and purchased power expense decreased $3.9 million, or 7.4%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to a decrease in natural gas costs of $8.9 million primarily due to a 23.1% decrease in the average cost of megawatt-hours ("MWhs") generated and a 7.1% decrease in MWhs generated with natural gas. This decrease was partially offset by (i) increased total purchased power costs of $3.8 million primarily due to a 20.2% increase in the average cost of MWhs purchased and a 11.8% increase in the MWhs purchased and (ii) increased nuclear costs of $1.2 million primarily due to a $1.2 million DOE refund received in 2018 with no comparable activity in 2019.

	Three Months Ended March 31,
	2019			2018
Fuel Type	Cost	MWh	Cost per MWh	Cost		MWh	Cost per MWh
	(in thousands)			(in thousands)
Natural gas	$22,279	915,521	$24.33	$31,145		985,107	$31.62
Coal (a)	165	—	—	165		—	—
Nuclear	10,919	1,364,307	8.00	9,744	(b)	1,346,507	8.12
Total	33,363	2,279,828	14.63	41,054		2,331,614	18.12
Purchased power:
Photovoltaic	4,793	58,768	81.56	5,024		61,570	81.60
Other	10,170	265,303	38.33	6,110		228,244	26.77
Total purchased power	14,963	324,071	46.17	11,134		289,814	38.42
Total fuel and purchased power	$48,326	2,603,899	18.56	$52,188		2,621,428	20.36
____________________
(a) Costs related to amortization of deferred coal mine reclamation obligations.
(b) Cost includes a DOE refund related to spent fuel storage of $1.2 million recorded in March 2018. Cost per MWh excludes this refund.
Fuel and purchased power expense decreased $21.4 million, or 8.7%, for the twelve months ended March 31, 2019 compared to the twelve months ended March 31, 2018, primarily due to (i) decreased natural gas costs of $26.5 million primarily due to a 29.7% decrease in the average cost of MWhs generated, partially offset by a 16.6% increase in the MWhs generated with natural gas, (ii) decreased nuclear costs of $1.4 million primarily due to a reduction in the price of uranium and a 3.2% decrease in the MWhs generated with nuclear fuel, offset by a $1.2 million DOE refund received in 2018 with no comparable activity in 2019, and (iii) increased total purchased power costs of $6.4 million primarily due to a 12.3% increase in the average cost of MWhs purchased.

	Twelve Months Ended March 31,
	2019			2018
Fuel Type	Cost	MWh	Cost per MWh	Cost		MWh	Cost per MWh
	(in thousands)			(in thousands)
Natural gas	$120,717	4,960,277	$24.34	$147,266		4,255,832	$34.60
Coal (a)	661	—	—	532		—	—
Nuclear	40,293	4,931,658	8.17	41,719	(b)	5,092,305	8.43
Total	161,671	9,891,935	16.34	189,517		9,348,137	20.40
Purchased power:
Photovoltaic	21,997	272,767	80.64	23,510		288,992	81.35
Other	41,579	1,116,799	37.23	33,633		1,113,553	30.20
Total purchased power	63,576	1,389,566	45.75	57,143		1,402,545	40.74
Total fuel and purchased power	$225,247	11,281,501	19.97	$246,660		10,750,682	23.05
_____________

(a) Costs related to amortization of deferred coal mine reclamation obligations.
(b) Cost includes a DOE refund related to spent fuel storage of $1.2 million recorded in March 2018. Cost per MWh excludes this refund.
Operations and maintenance expense
Operations and maintenance expense increased $0.3 million, or 0.3%, for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, primarily due to increases of (i) $1.0 million in transmission and distribution expenses and (ii) $0.6 million due to the timing of energy efficiency program costs. These increases were partially offset by decreases of (i) $0.8 million in A&G expense primarily due to changes in actuarial assumptions used to calculate expenses for retirement benefit plans and decreases in costs for employee benefits and (ii) $0.8 million in O&M expenses at Palo Verde.
Operations and maintenance expense increased $13.9 million, or 4.3%, for the twelve months ended March 31, 2019, compared to the twelve months ended March 31, 2018, primarily due to increases of (i) $7.6 million primarily due to energy efficiency program costs previously offset by the related revenues prior to the adoption of ASU 2014-09, (ii) $6.6 million in outage costs at Newman Units 2 and 4, (iii) $4.9 million in increased maintenance costs at Newman and Montana, (iv) $3.0 million in transmission and distribution expense primarily due to increases in payroll costs and Palo Verde transmission expenses due to storm repairs, and (v) $0.8 million in Four Corners operating expenses due to post-closing purchase price adjustments recorded in the twelve months ended March 31, 2018. These increases were partially offset by decreases of (i) $4.3 million in O&M expenses at Palo Verde and (ii) $3.1 million in outage costs at Rio Grande Unit 8.

Depreciation and amortization expense
Depreciation and amortization expense increased $1.3 million, or 5.5%, and $5.0 million, or 5.4%, for the three and twelve months ended March 31, 2019, compared to the three and twelve months ended March 31, 2018, primarily due to increased plant balances.

Taxes other than income taxes

Taxes other than income taxes increased $0.7 million, or 4.4%, for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, primarily due to increased property valuations and tax rates in Texas.
Taxes other than income taxes increased $1.0 million, or 1.5%, for the twelve months ended March 31, 2019, compared to the twelve months ended March 31, 2018, primarily due to increased property valuations and tax rates in Texas, partially offset by decreased revenue related taxes in Texas.
Other income (deductions)
Other income (deductions) increased $18.9 million, or 292.7%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to a $18.5 million increase in net realized and unrealized gains on securities held in the NDT.
Other income (deductions) increased $2.9 million, or 7.6%, for the twelve months ended March 31, 2019 compared to the twelve months ended March 31, 2018, primarily due to (i) a $1.8 million increase in the expected return on benefit plan assets, (ii) a $0.5 million increase in dividends and interest income in the NDT, and (iii) a $0.4 million increase in allowance for equity funds used during construction ("AEFUDC") due to increased amounts of CWIP subject to AEFUDC and to an increase in rate. These increases were partially offset by a $0.4 million decrease in realized and unrealized net gains on securities held in the NDT.

Beginning on January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments, and began recording unrealized gains and losses on equity securities held in the NDT directly in earnings. Further details are shown below (in thousands):

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2019	2018	2019	2018
Allowance for equity funds used during construction	$1,001	$920	$3,534	$3,130
Investment and interest income, net:
NDT unrealized gains (losses), net	16,690	(3,781)	1,870	(3,781)
NDT realized gains (losses), net	(701)	1,272	3,661	9,707
NDT dividends and interest income	1,788	1,678	7,337	6,806
Expected returns on benefit plans (ASU 2017-07)	5,913	5,928	23,496	21,746
Other	17	58	565	267
	23,707	5,155	36,929	34,745
Miscellaneous non-operating income	3,048	3,136	12,735	12,292
Miscellaneous non-operating deductions	(2,357)	(2,743)	(11,594)	(11,494)
Total other income (deductions)	$25,399	$6,468	$41,604	$38,673
Interest charges (credits)
Interest charges (credits) increased by $1.2 million, or 5.8%, for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, primarily due to interest expense on the $125.0 million aggregate principal amount of 4.22% Senior Notes due 2028 issued in June 2018, and an increase in the interest cost component of net periodic benefit cost of the Company's employee benefit plans. These increases were partially offset by the purchase in lieu of redemption of $63.5 million principal amount of 2009 Series A 7.25% PCBs on February 1, 2019.
Interest charges (credits) increased by $2.4 million, or 2.8%, for the twelve months ended March 31, 2019, compared to the twelve months ended March 31, 2018, primarily due to interest expense on the $125.0 million aggregate principal amount of 4.22% Senior Notes due 2028 issued in June 2018. This increase was partially offset by (i) the purchase in lieu of redemption of $63.5 million principal amount of 2009 Series A 7.25% PCBs on February 1, 2019, (ii) increased allowance for ABFUDC as a result of higher average balances of CWIP and an increase in the ABFUDC rate, and (iii) the redemption of $33.3 million principal amount of 2012 Series A 1.875% PCBs in 2017.
Income tax expense
Income tax expense increased $5.0 million, or 162.3%, for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, primarily due to an increase in pre-tax income, lower values of stock incentives vested and other permanent differences.
Income tax expense decreased $18.9 million, or 37.7%, for the twelve months ended March 31, 2019, compared to the twelve months ended March 31, 2018, due to the change in the federal income tax rate and a decrease in pre-tax income partially offset by an increase in state tax reserves and other permanent differences.
New Accounting Standards
See Part I, Item 1, Financial Statements, Note A of Notes to Financial Statements for a discussion of new accounting standards adopted and to be adopted in the future.
Inflation
For the last several years, inflation has been relatively low and, therefore, has had minimal impact on our results of operations and financial condition.

Liquidity and Capital Resources
At March 31, 2019, our capital structure, including common stock, long-term debt, current maturities of long-term debt, and short-term borrowings under our RCF, consisted of 43.1% common stock equity and 56.9% debt. As of March 31, 2019, we had a balance of $8.5 million in cash and cash equivalents and $38.4 million in restricted cash to purchase in lieu of redemption all of the 2009 Series B 7.25% PCBs. Based on current projections, we believe that we will have adequate liquidity through our current cash balances, cash from operations, available borrowings under the RCF, and debt or equity issuances in the capital markets to meet all of our anticipated cash requirements over the next twelve months.
Our principal liquidity requirements in the near-term are expected to consist of capital expenditures to expand and support electric service obligations, expenditures for nuclear fuel inventory, interest payments on our indebtedness, cash dividend payments, operating expenses including fuel costs, maintenance costs and taxes.
Capital Requirements. During the three months ended March 31, 2019, our primary capital requirements were related to the construction and purchase of electric utility plant, payment of common stock dividends and purchases of nuclear fuel. Capital expenditures for new electric utility plant were $52.4 million in the three months ended March 31, 2019, compared to $66.9 million in the three months ended March 31, 2018. Capital expenditures for 2019 are expected to be approximately $249 million. Capital requirements for purchases of nuclear fuel were $9.5 million in the three months ended March 31, 2019 compared to $9.3 million in the three months ended March 31, 2018.
On March 29, 2019, we paid a quarterly cash dividend of $0.36 per share, or $14.7 million, to shareholders of record as of the close of business on March 15, 2019. We expect to continue paying quarterly cash dividends in 2019. We expect our board of directors to conduct its annual review of our dividend policy in the second quarter of 2019. In addition, while we do not currently anticipate repurchasing shares of our common stock in 2019, we are authorized to repurchase shares of our common stock in the future. Under our repurchase program, purchases can be made at open market prices or in private transactions, and repurchased shares are available for issuance under employee benefit and stock incentive plans, or may be retired. No shares of common stock were repurchased during the three months ended March 31, 2019. As of March 31, 2019, a total of 393,816 shares remain eligible for repurchase under the repurchase program.
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
The TCJA discontinued bonus depreciation for regulated utilities which reduced tax deductions previously available to us for 2019. The decrease in tax deductions results in the utilization of our net operating loss carryforwards ("NOL carryforwards") and other carryforwards approximately one year earlier than previously anticipated and is expected to result in higher income tax payments beginning in 2020, after the full utilization of NOL and other carryforwards. However, due to the lower federal corporate income tax rate enacted by the TCJA, our future federal corporate income tax payments will be made at the reduced rate of 21%. Due to NOL carryforwards, minimal tax payments are expected for 2019, which are mostly related to state income taxes.
The effect of the TCJA on our rates is beneficial to our customers. Following the enactment of the TCJA and the reduction of the federal corporate income tax rate, revenues collected from our customers in 2018 were reduced by $28.2 million, which negatively impacted our cash flows. A comparable amount is expected during 2019.
We continually evaluate our funding requirements related to our retirement plans, other post-retirement benefit plans and the NDT. During the three months ended March 31, 2019, we contributed $3.0 million and $0.2 million to our retirement plans and other post-retirement benefits plan, respectively, and $0.5 million to the NDT. We are in compliance with the funding requirements of the federal government for our benefit plans. In addition, with respect to our nuclear plant decommissioning trust, we are in compliance with the funding requirements of the federal law and the ANPP Participation Agreement. We will continue to review our funding for these plans in order to meet our future obligations.
Capital Resources. Cash provided by operations, $26.4 million for the three months ended March 31, 2019 and $26.2 million for the three months ended March 31, 2018, is a significant source for funding capital requirements. A component of cash flows from operations is the change in net over-collection and under-collection of fuel revenues. The difference between fuel revenues collected and fuel expense incurred is deferred to be either refunded (over-recoveries) or surcharged (under-recoveries) to customers in the future. During the three months ended March 31, 2019, we had fuel over-recoveries of $12.8 million compared to over-recoveries of fuel costs of $8.0 million during the three months ended March 31, 2018. At March 31, 2019, we had a net fuel over-

recovery balance of $23.8 million, including over-recoveries of $19.3 million in our Texas, $4.4 million in our New Mexico and $0.1 million in our FERC jurisdictions. On October 15, 2018, we filed a request with the PUCT to decrease our Texas fixed fuel factor by approximately 6.99% to reflect decreased fuel expenses primarily related to a decrease in the price of natural gas used to generate power. On October 25, 2018, the Company's fixed fuel factor was approved on an interim basis effective for the first billing cycle of the November 2018 billing month. The revised factor was approved by the PUCT and the docket closed on November 19, 2018. The Texas fixed fuel factor will continue thereafter until changed by the PUCT. On April 29, 2019, the Company filed a petition with the PUCT, which was assigned PUCT Docket No. 49482, requesting authority to implement, beginning on June 1, 2019, a four-month interim fuel refund of $19.4 million in fuel cost over-recoveries, including interest, for the period from April 2016 through March 2019. The Company cannot predict the outcome of this filing at this time.
We received approval from the NMPRC on October 7, 2015, to guarantee the issuance of up to $65.0 million of long-term debt by the RGRT to finance future purchases of nuclear fuel and to refinance existing nuclear fuel debt obligations. We received additional approval from the NMPRC on October 4, 2017, to amend and extend the RCF, issue up to $350.0 million in long-term debt and to redeem and refinance the $63.5 million 2009 Series A 7.25% PCBs and the $37.1 million 2009 Series B 7.25% PCBs, which are subject to optional redemption in 2019. The NMPRC approval to issue up to $350.0 million in long-term debt supersedes its prior approval. We received approval from the FERC on October 31, 2017, to issue up to $350.0 million in long-term debt, to guarantee the issuance of up to $65.0 million of long-term debt by the RGRT, and to continue to utilize our existing RCF with the ability to amend and extend the RCF at a future date, and to redeem, refinance and/or replace the 2009 Series A 7.25% PCBs and 2009 Series B 7.25% PCBs with debt of equal face value. The authorization approved by the FERC is effective from November 15, 2017 through November 14, 2019, and supersedes its prior approvals.
Under these authorizations, on June 28, 2018, the Company issued $125.0 million in aggregate principal amount of 4.22% Senior Notes due August 15, 2028, and guaranteed the issuance by the RGRT of $65.0 million in aggregate principal amount of 4.07% Senior Guaranteed Notes due August 15, 2025. The net proceeds from the sale of these senior notes were used to repay outstanding short-term borrowings under the RCF, which included borrowings made for working capital, general corporate purposes and the purchase of nuclear fuel. Also, under these authorizations, on September 13, 2018, the Company and RGRT entered into a third amended and restated credit agreement where we have available a $350.0 million RCF with a term ending on September 13, 2023. We may increase the RCF by up to $50.0 million (to a total of $400.0 million) during the term of the RCF, upon the satisfaction of certain conditions more fully set forth in the agreement, including obtaining commitments from lenders or third party financial institutions. In addition, we may extend the maturity date of the RCF up to two times, in each case for an additional one-year period upon the satisfaction of certain conditions. Additionally, the Company is preparing for potential transactions related to the 2009 Series A 7.25% PCBs and 2009 Series B 7.25% PCBs. On February 1, 2019, the Company purchased in lieu of redemption all of the 2009 Series A 7.25% PCBs utilizing funds borrowed under the RCF. On April 1, 2019, the Company purchased in lieu of redemption all of the 2009 Series B 7.25% PCBs utilizing funds borrowed under the RCF. The Company is currently holding the PCBs and may remarket them or replace them with debt instruments of equivalent value at a future date depending on the Company's financing needs and market conditions, and in accordance with FERC approval in April 2019 in response to the Company's most recent FERC application (see below).
On March 27, 2019, the NMPRC issued a final order approving the Company's request to issue shares of common stock, including the reissuance of treasury shares, in an amount up to $200.0 million in one or more transactions. On April 18, 2019, the Company received approval from the FERC to issue shares of common stock, including the reissuance of treasury shares, in an amount up to $200.0 million in one or more transactions; to utilize the existing RCF for short-term borrowing not to exceed $400.0 million at any one time; to issue up to $225.0 million in new long-term debt; and to remarket the $63.5 million principal amount of 2009 Series A 7.25% PCBs and the $37.1 million principal amount of 2009 Series B 7.25% PCBs in the form of replacement bonds or senior notes of equivalent value, not to exceed $100.6 million. The authorization approved by the FERC is effective from April 18, 2019 through April 18, 2021, and supersedes its prior approvals.
We maintain the RCF for working capital and general corporate purposes and financing of nuclear fuel through the RGRT. The RGRT, the trust through which we finance our portion of nuclear fuel for Palo Verde, is consolidated in our financial statements. The total amount borrowed for nuclear fuel by the RGRT, excluding debt issuance costs, was $140.0 million at March 31, 2019, of which $30.0 million had been borrowed under the RCF, and $110.0 million was borrowed through the issuance of senior notes. Borrowings by the RGRT for nuclear fuel, excluding debt issuance costs, were $134.1 million as of March 31, 2018, of which $89.1 million had been borrowed under the RCF and $45.0 million was borrowed through the issuance of senior notes. Interest costs on borrowings to finance nuclear fuel are accumulated by the RGRT and charged to us as fuel is consumed and recovered through fuel recovery charges. At March 31, 2019, $173.0 million was outstanding under the RCF for working capital and general corporate purposes. At March 31, 2018, $144.0 million was outstanding under the RCF for working capital and general corporate purposes. Total aggregate borrowings under the RCF at March 31, 2019, were $203.0 million with an additional $146.9 million available to borrow.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk due to changes in interest rates, equity prices and commodity prices. See the 2018 Form 10-K, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," for a complete discussion of the market risks we face and our market risk sensitive assets and liabilities. As of March 31, 2019, there have been no material changes in the market risks we face or the fair values of assets and liabilities disclosed in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in the 2018 Form 10-K.

Item 4.	Controls and Procedures
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation pursuant to Rule 13a-15(b) under the Exchange Act of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of March 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and such information is accumulated and communicated to management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding disclosure.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15, that occurred during the quarter ended March 31, 2019, that materially affected, or that were reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We hereby incorporate by reference the information set forth in Part I of this report under Notes D and J of the Notes to Financial Statements.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in our 2018 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (Including Commissions)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2019	12,425	$51.24	—	393,816
February 1 to February 28, 2019	—	—	—	393,816
March 1 to March 31, 2019	—	—	—	393,816
_____________________
(a) Represents shares of common stock delivered to us as payment of withholding taxes due upon the vesting of restricted stock held by our employees, not considered part of the Company's repurchase program.

Item 5.	Other Information
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
Dated: May 8, 2019